Form 10-K
period 2006-12-31
Employers Holdings, Inc.
filed 2007-03-30
CIK 1379041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-33245

EMPLOYERS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	04-3850065 (IRS Employer Identification No.)

9790 Gateway Drive, Reno, Nevada 89521

(Address of principal executive offices and zip code)

(888) 682-6671

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes       No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes       No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes       No

The registrant completed the initial public offering of its common stock on February 5, 2007. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2006, the last day of the registrant’s most recently completed second fiscal quarter.

Class	March 26, 2007
Common Stock, $0.01 par value per share	53,527,907 shares, outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders to be held May 31, 2007, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements including statements regarding our expected financial position, business, financing plans, litigation, future premiums, revenues, earnings, pricing, investments, business relationships, expected losses, loss reserves, competition and rate increases with respect to our business and the insurance industry in general. These forward-looking statements reflect our views with respect to future events and financial performance. The words ‘‘believe,’’ ‘‘expect,’’ ‘‘plans,’’ ‘‘intend,’’ ‘‘project,’’ ‘‘estimate,’’ ‘‘may,’’ ‘‘should,’’ ‘‘will,’’ ‘‘continue,’’ ‘‘potential,’’ ‘‘forecast’’ and ‘‘anticipate’’ and similar expressions identify forward-looking statements. Although we believe that these expectations reflected in such forward-looking statements are reasonable, we can give no assurance that the expectations will prove to be correct. Actual results may differ from those expected due to risks and uncertainties, including those discussed in ‘‘Risk Factors’’ in Item 1A of this report and the following:

•	adequacy and accuracy of our pricing methodologies;

•	our dependence on a concentrated geographic area and on the workers’ compensation industry;

•	developments in the frequency or severity of claims and loss activity that our underwriting, reserving or investment practices do not anticipate based on historical experience or industry data;

•	changes in rating agency policies or practices;

•	negative developments in the workers’ compensation insurance industry;

•	increased competition on the basis of coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings and reputation;

•	changes in regulations or laws applicable to us, our policyholders or the agencies that sell our insurance;

•	changes in legal theories of liability under our insurance policies;

•	changes in general economic conditions, including interest rates, inflation and other factors;

•	effects of acts of war, terrorism or natural or man-made catastrophes;

•	non-receipt of expected payments, including reinsurance receivables;

•	performance of the financial markets and their effects on investment income and the fair values of investments;

•	possible failure of our information technology or communications systems;

•	adverse state and federal judicial decisions;

•	litigation and government proceedings;

•	possible loss of the services of any of our executive officers or other key personnel;

•	cyclical nature of the insurance industry;

•	investigations into issues and practices in the insurance industry;

•	changes in interest rates; and

•	changes in demand for our products.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical or anticipated results, depending on a number of factors. These risks and uncertainties include, but are not limited to, those listed under the heading ‘‘Risk Factors’’ in Item 1A of this report. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by these cautionary statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Before making an investment decision, you should carefully consider all of the factors identified in this report that could cause actual results to differ.

GLOSSARY

Accident year	The year the claim occurred. When referring to a group of claims, the collection of all claims that occurred in the year.

Accident year losses and LAE ratio	Losses and LAE, regardless of when such losses and LAE are incurred and net of amounts ceded to reinsurers, for insured events that occurred during a particular year divided by the premiums earned for that year.

Accumulated surplus	The aggregation of all increases and decreases to surplus since inception of an insurance company to the valuation date.

Adverse development	An increase in the estimated ultimate losses and LAE from one valuation date to a subsequent valuation date for claims occurring in a given time period.

Assume	To receive from a ceding company all or a portion of a risk in consideration of receipt of a premium.

Assumed premiums written	Premiums received by our insurance subsidiaries from an authorized state-mandated pool or under previous fronting facilities.

Base direct premiums written	Direct premiums prior to any adjustments for final policy audits or retrospective ratings adjustments.

Cede	To transfer to a reinsurer all or a portion of a risk in consideration of payment of a premium.

Ceded premiums written	The portion of direct premiums written ceded to reinsurers.

Closed block	The accounting mechanism and procedure set up by the Company as described in ‘‘The Conversion—Closed Block.’’

Combined ratio	Expressed as a percentage, a key measurement of profitability traditionally used in the property-casualty insurance industry. The combined ratio is the sum of the losses and LAE ratio, the commission expense ratio and the underwriting and other operating expense ratio.

Commission expense ratio	Commission expense expressed as a percentage of net premiums earned.

Development	The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period. Development is favorable when losses ultimately settle for less than levels at which they were reserved or subsequent estimates indicate a basis for reserve decreases on open claims. Development is unfavorable when losses ultimately settle for more than levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims.

Direct premiums written	The premiums on all policies the Company’s insurance subsidiaries have issued during the year.

Direct reserves	The estimates of future losses and LAE payments on policies written by an insurance company before the effect of ceded reinsurance.

Excess of loss reinsurance	A form of reinsurance in which the reinsurer pays all or a specified percentage of a loss caused by a particular occurrence or event in excess of a fixed amount and up to a stipulated limit.

Fronting facility	The issuance of insurance policies by an insurer as an accommodation to another insurer. Usually, the insurer providing the fronting facility cedes all or substantially all the risk, as well as a significant percentage of the premium, to the insurer being accommodated. This device often is used to enable an insurer to underwrite risks in a jurisdiction in which it is not licensed.

GAAP	U.S. generally accepted accounting principles.

Gross premiums written	The sum of both direct premiums written and assumed premiums written before the effect of ceded reinsurance and any inter-company pooling agreement.

Guaranteed cost	A fixed premium rate for the term of the workers’ compensation insurance policy, provided that the final premium will vary based on the difference between the estimated term payroll at the time the policy is issued and the final audited payroll of the customer after the policy expires.

In force policy	An ‘‘in force’’ policy is a policy that has been issued and is in effect on a given date. Generally, a policy is in force if it has been issued, the required premium has been received and the policy has not been properly cancelled or terminated.

Incurred but not reported or IBNR	Relating to insured losses that have occurred but have not yet been reported to the insurer or reinsurer.

Loss adjustment expenses or LAE	The expenses of investigating, administering and settling claims, including legal expenses.

Losses and LAE	The sum of net incurred losses and loss adjustment expenses.

Losses and loss adjustment expenses ratio or losses and LAE ratio	The sum of net incurred losses and loss adjustment expenses expressed as a percentage of net premiums earned.

Losses and LAE reserves	The balance sheet liability representing estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses.

Net premiums earned	The portion of net premiums written equal to the expired portion of the time for which insurance protection was provided during the financial year and is recognized as revenue.

Net premiums written	The sum of direct premiums written and assumed premiums written less ceded premiums written.

Net premiums written to total statutory surplus ratio	The ratio of our insurance subsidiaries’ annual net premiums written to total statutory surplus.

Persistency	Percentage of insurance policies remaining in force between specified measurement dates. In addition, it is used with respect to premiums, to measure the amount of annualized premium remaining in force on a stated collection of policies between specified measurement dates.

Policyholder dividend	A payment to the policyholder on a type of policy upon which a portion of the premium may be repaid to the policyholder after expiration depending upon the loss experience.

Reinsurance	A transaction in which an original insurer, or ceding company, remits a portion of the premium to a reinsurer, or assuming company, as payment for the reinsurer’s assumption of a portion of the risk.

Retention	The amount of loss(es) from a single occurrence or event which is paid by the company prior to the attachment of excess of loss reinsurance.

Retroactive reinsurance	A form of reinsurance in which a reinsurer agrees to reimburse a ceding company for liabilities incurred as a result of past insurable events.

Retrospective rating	A method of establishing rates in which the current year’s premium is calculated to reflect the actual current year’s loss experience. An initial premium is charged and then adjusted at the end of the policy year to reflect the actual loss experience of the business.

Risk based capital	A formula developed by the NAIC used to establish minimum surplus requirements beyond necessary reserve requirements.

Statutory accounting practices	Statutory requirements based on criteria established by the NAIC in regard to the preparation of an insurer’s financial statements required to be filed with a state insurance department. Compared to GAAP, they are more regulatory by nature and give a more conservative depiction of an insurer’s financial condition.

Statutory surplus	The amount remaining after all liabilities are subtracted from all admitted assets, as determined in accordance with statutory accounting practices. This amount is regarded as financial protection to policyholders in the event an insurance company suffers unexpected or catastrophic losses.

Treaty	A contract of reinsurance.

Underwriting	The process whereby an insurer reviews applications submitted for insurance coverage and determines whether to accept all or part, and at what premium, of the coverage being requested.

Underwriting and other operating expense ratio	Underwriting and other operating expense expressed as a percentage to net premiums earned.

Underwriting and other operating expense	Includes the costs to acquire and maintain an insurance policy, excluding commissions, which costs are included in amortization of deferred policy acquisition costs. In addition, it includes state and local taxes based on premiums, as well as licenses, fees, assessments and contributions to workers’ compensation security funds. Other underwriting expenses consist of policyholder dividends and general administrative expenses such as salaries, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, and boards, bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans and experience data.

PART I

Item 1.    Business

Overview

Employers Holdings, Inc. (Employers Holdings) is a holding company and is the successor to EIG Mutual Holding Company (EIG), which was incorporated in Nevada in 2005. Our two insurance subsidiaries, Employers Insurance Company of Nevada (EICN) and Employers Compensation Insurance Company (ECIC) are domiciled in Nevada and California, respectively. Unless otherwise indicated, all references to ‘‘Employers,’’ ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘the Company’’ or similar terms refer to Employers Holdings, Inc. together with its subsidiaries.

We are a specialty provider of workers’ compensation insurance focused on select small businesses engaged in low to medium hazard industries. Workers’ compensation is a statutory system under which an employer is required to provide coverage for its employees’ medical, disability, vocational rehabilitation and death benefit costs for work-related injuries or illnesses. Our business has historically targeted businesses located in several western states, primarily California and Nevada. We distribute our products almost exclusively through independent agents and brokers and our strategic distribution partners. During 2005, based on net premiums written, we were the largest, seventh largest and seventeenth largest non-governmental writer of workers’ compensation insurance in Nevada, California and the United States, respectively, as reported by A.M. Best Company (A.M. Best).

The workers’ compensation insurance industry has historically classified risks into four hazard groups based on severity, with businesses in the first or lowest group having the lowest cost claims. In 2006, 66.8% and 31.8% of our base direct premiums written (which we define as direct written premiums prior to any final policy audits or retrospective rating adjustments) were generated by businesses in the second and third lowest hazard groups, respectively. Businesses in the second lowest hazard group include restaurants, physician offices, stores and educational institutions. Businesses in the third lowest hazard group include the residential carpentry, plumbing and real estate agency businesses. Within each hazard group, our underwriters use their local market expertise and disciplined underwriting to select specific types of businesses and risks that allow us to generate attractive returns. We underwrite these businesses and risks on an individual basis, as opposed to following an occupational class-based underwriting approach. For example, while we insure many physician offices, our underwriting guidelines do not allow us to insure offices that we believe have a higher risk profile, such as psychiatrist offices and drug treatment centers. In addition, our underwriters are selective on the basis of businesses’ geographic location.

In 2006, we generated 73.5% and 19.4% of our direct premiums written in California and Nevada, respectively. In addition, we write business in seven other states (Arizona, Colorado, Idaho, Illinois, Montana, Texas and Utah) and are licensed to write business in eight additional states (Florida, Georgia, Maryland, Massachusetts, New Mexico, New York, Oregon and Pennsylvania). We leverage the extensive field knowledge and local experience of our underwriting and claims professionals to identify business opportunities and establish ourselves as a leader in workers’ compensation insurance. We market and sell our workers’ compensation insurance products through independent local and regional agents and brokers, and through our strategic distribution partners, including our principal partners ADP, Inc. (ADP), and Blue Cross of California, an operating subsidiary of Wellpoint, Inc. (Wellpoint). In 2006, policies underwritten directly or through our independent agents and brokers generated $275.4 million, or 70.5%, of our base direct premiums written, while those underwritten through our strategic relationships generated $114.9 million, or 29.5%, of our base direct premiums written.

We had net premiums written of $439.7 million and $387.2 million, total revenues of $496.5 million and $520.3 million and net income of $137.6 million and $171.6 million for the years ended December 31, 2005 and 2006, respectively. Our combined ratio on a statutory basis was 70.7% for the year ended December 31, 2006 (elsewhere in this report, unless otherwise stated, the term ‘‘combined ratio’’ refers to a calculation based on GAAP). Our average combined ratio on a statutory basis for the five years ended December 31, 2005 was 96.8%. This ratio was lower than the industry composite combined ratio calculated by A.M. Best for U.S. insurance companies having more than 50% of their premiums generated by workers’ compensation insurance products. The industry combined ratio on a statutory basis for these companies was 106.8% during the same five years. Companies with lower combined ratios than their peers generally experience greater profitability. We had total assets of $3.2 billion at December 31, 2006.

As of the date of this filing, our insurance subsidiaries were assigned a group letter rating of A− (Excellent), with a ‘‘positive’’ financial outlook, by A.M. Best, the fourth highest of 16 ratings. This A.M. Best rating is a financial strength rating designed to reflect our ability to meet our obligations to policyholders. This rating does not refer to our ability to meet non-insurance obligations and is not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities.

Our Competitive Strengths

We believe we benefit from the following competitive strengths:

Focused Operations

We focus on providing workers’ compensation insurance to select small businesses in low to medium hazard groups in specific geographic markets. We believe that this focus provides us with a unique competitive advantage because we are able to gain in-depth customer and market knowledge and expertise. In addition, we believe that we benefit by focusing on small businesses, as they are not generally the principal focus of large insurance companies. As a result, we believe we enjoy strong persistency and attractive pricing. We have also benefited from the attractive pricing resulting from the bundling of our workers’ compensation insurance product with the small group health insurance product marketed to our targeted customers by one of our strategic distribution partners, Wellpoint.

Disciplined Underwriting

We employ a disciplined, conservative and highly automated underwriting approach designed to individually select specific types of businesses, which we believe will have fewer and less costly claims relative to other businesses in the same hazard group. Our underwriting guidelines are designed to minimize underwriting of classes and subclasses of business which have historically demonstrated claims severity that do not meet our target risk profiles. We price our policies based on the specific risks associated with each potential insured rather than solely on the industry class in which a potential insured is classified. In 2006, policyholders in the second lowest industry defined hazard group generated approximately 66.8% of our base direct premiums written. Our statutory losses and LAE ratio, a measure which relates inversely to our underwriting profitability, was 38.0% and 58.3% in 2006 and 2005 respectively, 38.6 and 18.2 percentage points below the 2005 statutory industry composite losses and LAE ratio calculated by A.M. Best for U.S. insurance companies having more than 50% of their premiums generated by workers’ compensation insurance products. Our statutory losses and LAE ratio was at least ten percentage points below the A.M. Best composite losses and LAE ratio for the industry for each of the five years ended December 31, 2005. Our disciplined underwriting approach is a critical element of our culture and has allowed us to realize competitive prices, diversify our risks and achieve profitable growth.

Long-Standing and Strategic Distribution Relationships

We have established long-standing, strong relationships with independent agents and brokers by emphasizing personal interaction, offering responsive service and competitive commissions and maintaining a focus on workers’ compensation insurance. We are able to use these long-standing relationships to identify new business opportunities. Our field underwriters continue to work closely with independent agents and brokers to market and underwrite our business, regularly visit their offices and participate in presentations to customers, which results in enhanced understanding of the businesses and risks we underwrite and the needs of prospective customers. To expand our distribution reach, we have also developed important and long-standing strategic distribution relationships with ADP and Wellpoint and have recently entered into a strategic distribution relationship with E-chx, Inc. (E-chx), a payroll outsourcing company. Through our strategic distribution partnership with ADP, we jointly market our workers’ compensation insurance products with ADP’s payroll services, primarily to small businesses in California, as well as in Colorado, Idaho, Illinois, Texas and Utah, generating $44.0 million in gross premiums written in 2006. Through our strategic distribution partnership with Wellpoint, we jointly market our workers’ compensation insurance products with Wellpoint’s group health insurance plans to small businesses in California, generating $70.9 million in gross premiums written in 2006.

Scalable and Cost-Effective Infrastructure

We have three strategic business units overseeing 13 territorial offices serving the various states in which we are currently doing business. We believe we have created an efficient, cost-effective, scalable infrastructure that complements our geographic reach, our focus on workers’ compensation insurance and our targeting of small businesses. As part of our cost-effective infrastructure, we have developed a highly automated underwriting software program that allows for electronic submission and review of insurance applications, employing our underwriting standards and guidelines. This automated process leads to efficient and timely processing of applications for small, straight-forward policies that meet our standards and saves our independent agents and brokers considerable time in processing customer applications.

Financial Strength

As of December 31, 2006, our insurance subsidiaries had total consolidated statutory surplus of $640.5 million and, as of the date of this filing, were assigned a group letter rating of A− (Excellent), with a ‘‘positive’’ financial outlook, by A.M. Best, the fourth highest of 16 ratings. The amount of statutory surplus is regarded as financial protection to policyholders in the event an insurance company suffers unexpected or catastrophic losses. We have a proven history of conservative reserving. There have been no prior year adverse developments or increases in the estimated ultimate losses and LAE from one valuation date to a subsequent valuation date, in our reserves since we commenced operations in Nevada in 2000. Our insurance subsidiaries’ ratio of net premiums written to total consolidated statutory surplus, a measure of underwriting leverage, of 0.60:1 and 0.83:1 at December 31, 2006 and 2005 respectively, compared to an industry average of 1.1:1 at such dates, further demonstrates the strength of our balance sheet. In connection with our assumption in 2000 of the assets, liabilities and operations of the Nevada State Industrial Insurance System (the Fund), including in force policies and historical liabilities associated with the Fund for losses prior to January 1, 2000, our Nevada insurance subsidiary assumed the Fund’s rights and obligations under a retroactive 100% quota share reinsurance agreement (referred to as the LPT Agreement) which the Fund had entered into with third party reinsurers. The LPT Agreement substantially reduced the exposure to losses for pre-July 1995 Nevada insured risks.

Strong Senior Management with Extensive Industry Experience

We have a strong senior management team with significant insurance industry experience across a variety of markets and market conditions. Our executive officers and senior management team also have significant experience with the state-by-state workers’ compensation legislative and regulatory environment, particularly in the states in which we operate or are licensed, and they have been proactive in encouraging legislation that allows us to operate profitably within a balanced framework. Douglas D. Dirks, our President and Chief Executive Officer and four of our other executive officers have an average of over 18 years of insurance industry experience and over 16 years of workers’ compensation insurance experience. Additionally, our underwriting and claims senior managers on average have over 20 years of experience in the insurance industry.

Our Strategies

We plan to pursue profitable growth by focusing on the following strategies:

Maintain Focus on Underwriting Profitability

We are committed to disciplined underwriting, and we will continue this approach in pursuing profitable growth opportunities. We will carefully monitor market trends to assess new business opportunities, only pursuing opportunities that we expect to meet our pricing and risk standards. We will seek to underwrite our portfolio of low to medium hazard risks with a view toward maintaining long-term underwriting profitability across market cycles.

Continue to Grow in Our Existing Markets

Since commencing operations in Nevada in 2000, we have expanded our operations to California, were able to establish important strategic distribution relationships with ADP and Wellpoint, entered seven other states and obtained licenses in eight new states. We plan to continue to seek profitable growth in our existing markets by addressing the workers’ compensation insurance needs of small businesses, which we believe represent a large and profitable market segment and by entering new strategic distribution agreements such as our recent agreement with E-chx. Small businesses generally grow faster than large businesses and, according to the United States Small Business Administration, 60% to 80% of new jobs over the past decade ending in 2005 were created by small businesses. Accordingly, we believe that the characteristics of our existing markets should be favorable over the long term. In the states in which we operate, the workers’ compensation market for small businesses is not highly concentrated, with a significant portion of premiums being written by numerous insurance companies with small individual market shares. We believe that our focus on workers’ compensation insurance, our disciplined underwriting and risk selection, and our loss control and claims management expertise for small businesses position us to profitably increase our market share in our existing markets.

Enter New Markets Through Our Existing Distribution Relationships

Since commencing operations in Nevada in 2000, we have expanded our operations to California, established important strategic distribution relationships with ADP and Wellpoint, entered seven new states and obtained licenses in eight other states. We intend to continue to selectively enter new markets, taking into account the adequacy of premium rates, market dynamics, the labor market, political and economic conditions and the regulatory environment. Our strategic distribution partnerships with ADP and Wellpoint have allowed us to access new customers and to write attractive business in an efficient manner. For example, we entered Illinois in the fourth quarter of 2006 and we intend to enter Florida and Oregon in the second quarter of 2007. Additionally, we will seek to leverage our existing independent agent and broker relationships to enter new states.

Capitalize on the Flexibility of Our New Corporate Structure

The initial public offering (IPO) completed on February 5, 2007, occurred in conjunction with our conversion from a mutual insurance holding company owned by our Nevada policyholder members to a stock corporation owned by our public stockholders. We believe that our conversion to a publicly traded stock corporation gives us enhanced financial and strategic flexibility. This allows us to consider acquisitions, joint ventures and other strategic transactions, as well as new product offerings, which make strategic sense for our business while achieving our goal of profitable growth.

Manage Capital Prudently

We intend to manage our capital prudently relative to our overall risk exposure, establishing adequate loss reserves to protect against future adverse developments while seeking to grow profits and long-term stockholder value, maintain our financial strength, fund growth, invest in our infrastructure or return capital to stockholders, which may include share repurchases. We will target an optimal level of overall leverage to support our underwriting activities and are committed to maintaining our financial strength and ratings over the long term.

Leverage Infrastructure, Technology and Systems

We will continue to invest in our scalable, cost-effective infrastructure and our underwriting and claims processing technology and systems. We recently introduced a new automated underwriting system, E ACCESS, which over time will replace three legacy underwriting systems. We anticipate that this new system will reduce transaction costs and support future profitable growth. In the first quarter of 2008, we expect to implement a new claims system designed to enhance our ability to support best-in-class claims processing.

Our History

Our Nevada insurance subsidiary was incorporated and domiciled in Nevada in December 1999. On January 1, 2000, our Nevada insurance subsidiary assumed all the assets, liabilities and operations of the Fund, pursuant to legislation enacted in the 1999 Nevada legislature. The Fund, which was an agency of the State of Nevada, had over 80 years of workers’ compensation experience in Nevada. Following our assumption of the Fund’s assets, liabilities and operations, Nevada no longer had a monopolistic state agency that provided workers’ compensation coverage to businesses in the state. Businesses in Nevada could obtain their coverage from an insurer in the private market (including from us), join a self insured group or, if they met the financial qualifications required by statute, self insure their own losses.

In connection with our assumption of the assets, liabilities and operations of the Fund, our Nevada insurance subsidiary assumed the Fund’s rights and obligations associated with a retroactive 100% quota share reinsurance agreement with third party reinsurers (LPT Agreement), which substantially reduced our exposure to losses for pre-July 1, 1995, Nevada insured risks. For further discussion of the LPT Agreement, see ‘‘Item 6—Selected Financial Data’’, ‘‘Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance—LPT Agreement’’ and ‘‘Item 8—Financial Statements and Supplementary Data—Note 7 to our Consolidated Financial Statements’’ which are included elsewhere in this report.

As the workers’ compensation regulatory and marketplace environment in Nevada became more competitive, and the monopolistic Fund was eliminated, we adjusted our staffing, programs and insurance products accordingly. In 2000, we moved our corporate headquarters from Carson City to Reno, Nevada and, in 2001, we closed an injured worker rehabilitation center that we considered to be operating uneconomically, terminating the center’s staff and selling the associated properties. During 2002, we closed offices in rural Nevada, either terminating the associated staff or relocating them to Reno or Henderson. We began focusing our business model on select small businesses engaged in low to medium hazard industries.

Through July 2002, we operated exclusively in Nevada. During the first half of 2002, we recognized that the California small business workers’ compensation insurance market presented potentially attractive opportunities. The California market had experienced the insolvency or departure of a number of workers’ compensation companies as companies competed for California business by pricing workers’ compensation insurance products at low levels. As the underwriting capacity decreased in California, the rates charged by the remaining workers’ compensation insurance providers and by California’s state workers’ compensation fund increased significantly. In order to capitalize on the opportunity for potential profit presented by these circumstances, we formed and capitalized a wholly owned stock corporation incorporated in California, ECIC, and on July 1, 2002 we acquired the renewal rights to a book of workers’ compensation insurance business, and certain other tangible and intangible assets from Fremont Compensation Insurance Group and its affiliates, or collectively, Fremont. The book of business we acquired from Fremont was primarily comprised of accounts in California and, to a lesser extent, in Colorado, Idaho, Montana and Utah.

Because of that transaction, we were able to establish our important relationships and distribution agreements with ADP and Wellpoint. The Fremont transaction also involved the acquisition of in force policies that were written through a fronting facility with Clarendon Insurance Group (Clarendon), and the entry by ECIC into a fronting facility with Clarendon. The fronting facility was placed into run off in the fourth quarter of 2003. For further discussion of the Clarendon fronting facility, see ‘‘—Reinsurance —Clarendon Fronting Facility.’’

In 2003, EICN and ECIC, as well as our wholly-owned subsidiaries Employers Occupational Health, Inc. (EOH), and Elite Insurance Services, Inc. (EIS), began to operate under the Employers Insurance Group trade name. On April 1, 2005, we reorganized into a mutual insurance holding company, EIG Mutual Holding Company, wholly-owned by the policyholders of EICN. Effective February 5, 2007, we converted into a Nevada stock corporation and changed our name to ‘‘Employers Holdings, Inc.’’ and all of the membership interests in EIG were extinguished. In exchange, eligible members of EIG received shares of our common stock or cash. Upon conversion and the completion of the IPO EIG became Employers Holdings, Inc., a publicly traded company.

The Conversion

The following section provides a summary of the conversion and the terms of our plan of conversion. The description of the conversion in the following sections is only a summary and is qualified in its entirety by reference to the complete terms of the plan of conversion, a copy of which was filed as an exhibit to our registration statement which was declared effective January 30, 2007.

Plan of Conversion

On August 17, 2006, the board of directors of EIG unanimously proposed, approved and adopted a plan of conversion under which EIG would convert from a mutual insurance holding company to a publicly traded stock corporation.

On August 22, 2006, EIG filed an application for conversion with the Nevada Commissioner of Insurance. The Nevada Commissioner of Insurance held a public hearing on the application for conversion on October 26, 2006 and issued an initial order approving the application for conversion on November 29, 2006. At a special meeting of EIG’s members on January 13, 2007, the plan of conversion, including the amended and restated articles of incorporation of EIG, was approved by the required vote of EIG’s members. On January 13, 2007, the Nevada Commissioner of Insurance issued a final order approving EIG’s application for conversion.

Under applicable Nevada law, those persons who were owners of one or more policies issued by EICN that were in force as of August 17, 2006, the date the plan of conversion was initially proposed, approved and adopted by EIG’s board of directors, and who therefore had a membership interest in EIG as of such date, were eligible members entitled to receive consideration in the conversion. Persons who became members after the adoption date were not eligible under Nevada law to receive consideration in the conversion although their membership interests were extinguished when the conversion was completed. In addition, persons who were policyholders of our California domiciled insurance subsidiary, ECIC, did not have membership interests in EIG and therefore were not entitled to receive consideration in the conversion.

Effective February 5, 2007, under the terms of the plan of conversion, EIG converted from a mutual insurance holding company to a stock company. In connection with the conversion, EIG’s name was changed to Employers Holdings, Inc. and all membership interests in EIG were extinguished. On March 9, 2007 eligible members of EIG received, in the aggregate, 22,765,407 shares of the Company’s common stock and cash totaling $462,988,115.

Closed Block

As required by Nevada law, we established a closed block as of February 5, 2007 for the preservation of the reasonable dividend expectations of eligible members and other policyholders holding policies entitling the holder to distributions from the surplus of EICN in accordance with the terms of a dividend plan or program with respect to such policy. The closed block was created for the benefit of (1) all policies issued by EICN that were in force as of February 5, 2007, and that were participating pursuant to a dividend plan or program of EICN and (2) all policies that were no longer in force as of February 5, 2007, but that were participating pursuant to a dividend plan or program of EICN, that had an inception date that was not earlier than 24 months prior to and not later than February 5, 2007, and for which a participating policy dividend has not been calculated, declared and paid by EICN as of February 5, 2007.

Workers’ Compensation Insurance Market

Overview

Workers’ compensation is a statutory system under which an employer is required to provide coverage for its employees’ medical, disability, vocational rehabilitation and death benefit costs for work-related injuries or illnesses. Most businesses comply with this requirement by purchasing workers’ compensation insurance. The principal concept underlying workers’ compensation laws is that an employee injured in the course of his or her employment has only the legal remedies available under workers’ compensation laws and does not have any other recourse against his or her employer. Generally, workers are covered for injuries that occur in the course and within the scope of their employment. An employer’s obligation to pay workers’ compensation benefits does not depend on any negligence or wrongdoing on the part of the employer and exists even for injuries that result from the negligence or wrongdoings of another person, including the employee. The level of benefits varies by state, the nature and severity of the injury or disease and the wages of the injured worker.

Workers’ compensation insurance policies generally provide that the carrier will pay all benefits that the insured employer may become obligated to pay under applicable workers’ compensation laws. Each state has a regulatory and adjudicatory system that quantifies the level of wage replacement to be paid, determines the level of medical care required to be provided and the cost of permanent impairment and specifies the options in selecting healthcare providers available to the injured employee or the employer. These state laws generally require two types of benefits for injured employees: (1) medical benefits, which include expenses related to diagnosis and treatment of an injury and/or disease, as well as any required rehabilitation, and (2) indemnity payments, which consist of temporary wage replacement, permanent disability payments and death benefits to surviving family members. To fulfill these mandated financial obligations, virtually all businesses are required to purchase workers’ compensation insurance or, if permitted by state law or approved by the U.S. Department of Labor, to self-insure. The businesses may purchase workers’ compensation insurance from a private insurance carrier such as EICN or ECIC, a state-sanctioned assigned risk pool, a state agency, a self-insurance fund (an entity that allows businesses to obtain workers’ compensation coverage on a pooled basis, typically subjecting each employer to joint and several liability for the entire fund) or, may self insure, thereby retaining all risk.

Workers’ compensation was the fourth largest property and casualty insurance line in the U.S. in 2005, on a net written premium basis, according to the National Council on Compensation Insurance (NCCI). According to the NCCI, net premiums written in 2005 for the workers’ compensation industry were approximately $37.8 billion, or 8.9% of the estimated $425.7 billion in net premiums written for the property and casualty industry as a whole. Premium volume in the workers’ compensation industry was up 8.8% in 2005 compared to 2004, while the entire property and casualty industry experienced a 0.4% increase in net premium written in 2005 from 2004, according to the NCCI.

Industry Developments

We believe the workers’ compensation sector has recovered from a period characterized by deteriorating operating profitability caused primarily by rising medical claim costs, rising indemnity claim costs and poor investment performance. We believe that these challenges to the workers’ compensation sector have been resolved, resulting in current pricing conditions that are more favorable for us.

During the period from 1994 to 2001, we believe that rising loss costs, despite declines in the frequency of losses, severely eroded underwriting profitability in the workers’ compensation insurance industry. According to the Insurance Information Institute, the workers’ compensation industry’s accident year combined ratios rose from 97% in 1994 to a high of 138% in 1999. In addition, the NCCI estimated that workers’ compensation loss reserves for private carriers were deficient by $9 billion at year end 2005, which are significantly up from just $0.5 billion year end 1994, yet down from a high of $21 billion at year end 2001.

California Market.    We believe that during the late 1990’s, California faced even greater challenges than the U.S. workers’ compensation market as a whole. California is the largest workers’ compensation insurance market in the United States. In 2005, California accounted for an estimated $15.1 billion in written premiums (net of deductibles) according to the Workers’ Compensation Insurance Rating Bureau of California (WCIRB), or approximately 27.2% of the entire U.S. workers’ compensation market.

From 1995, when California imposed an open rating system where carriers set their own rates, through 1999, California’s workers’ compensation market was characterized by severe price competition. Carriers were reducing rates in order to maintain, or increase, their market share. Workers’ compensation rates in California declined approximately 47% from 1993 to 1998, according to the WCIRB. These lower rates, together with increases in medical and indemnity claim costs, severely eroded underwriting profitability.

This deterioration in underwriting profitability compelled many workers’ compensation carriers to significantly reduce their California workers’ compensation premium writings, creating a reduction in market capacity. It is noteworthy that, according to the WCIRB, insurance carriers representing approximately 35% of the California market in 1994 are no longer writing workers’ compensation insurance in California.

We believe that this reduction in capacity in California led to significant rate increases from 2000 through 2003. In addition to, and as a result of, these rate increases, the California legislature passed reform bills which were designed to reduce loss costs. Among other things, these bills addressed medical fee schedules, chiropractic and physical therapy visits, medical utilization guidelines, vocational rehabilitation, permanent disability schedules and the presumption of the treating physician.

As a result of the rate increases from 2000 to 2003 and the legislative reforms, underwriting profitability in California improved significantly according to the WCIRB estimates as of March 31, 2006 (after reflecting the estimate of California reform legislation on unpaid losses). The WCIRB has reported that 2005 marked the third consecutive year with combined ratios in California estimated to be below 80%, following eight consecutive years in which they exceeded 100%.

Despite rate decreases in 2004, 2005 and in 2006, we believe that California remains a profitable operating environment. According to the WCIRB, total estimated ultimate losses in California were down to $7.1 billion in accident year 2005 compared to $12.3 billion in 2002, a reduction of 42%. Indemnity claim counts were down 36% during that same time period. We believe that the impact of reforms will continue to result in loss costs that are supportable by current rate levels.

Nevada Market.    The Nevada workers’ compensation market has changed dramatically over the past decade. A fully competitive, private market is a relatively recent phenomenon in Nevada. From 1913 until July 1999, the workers’ compensation market was served by a monopolistic state fund. In the 1980’s, businesses were also allowed to opt for self insurance. In July of 1999, the Nevada workers’ compensation insurance market was opened to competition by private carriers, and the state fund was privatized in January of 2000.

Nevada has adopted a ‘‘loss cost’’ rate regulation system, under which insurance companies are permitted to file to deviations upwards or downwards from the benchmark rates set by the Insurance Commissioner. As a result, the primary way in which private carriers compete with one another is based on expense differentiation and dividends. The rate environment has been stable. Although some new capital continues to enter the state, the total number of competitors has remained fairly stable at around 210. Competition among the private insurance carriers has stabilized, and we have seen fewer insured’s changing carriers. However, we are beginning to see signs that the self insurance market is attracting increasing numbers of employers from the private carrier market.

Our Business Operations

Customers

Our target customers are select small businesses engaged in low to medium hazard industries. Through December 31, 2006, the workers’ compensation insurance industry classified risks into four hazard groups based on severity of claims, with businesses in the first, or lowest, hazard group having the most predictable and least costly claims and those in the fourth, or highest, hazard group having the least predictable and most costly claims. All references to hazard groups are to the four hazard groups as defined by the NCCI prior to January 1, 2007. Our historical loss experience has been more favorable for lower hazard groups than for higher hazard groups. Further, we believe it is generally more costly to service and manage the risks associated with higher hazard groups, thereby comparatively reducing the profit margin derived from underwriting business in higher hazard groups. By targeting lower hazard groups, we believe that we improve our ability to generate profitable underwriting results. In 2006, 66.8% and 31.8% of our base direct premiums written were generated by insureds in the second and third lowest hazard groups, respectively. Insureds in the second lowest hazard group include restaurants, physician offices, stores and educational institutions. Insureds in the third lowest hazard group include the residential carpentry, plumbing, and real estate agency businesses.

The following table sets forth our base direct premiums written by type of insured for our top ten types of insureds and as a percentage of our total base direct premiums written for the year ended December 31, 2006:

Type of Employer	Hazard Group level	Base Direct Premiums Written	Percentage of Total
	(in thousands)
Restaurants	2	$27,654	7.1%
Physicians and physician office clerical	2	24,858	6.4
Store: Wholesale not otherwise classified	2	18,854	4.8
College: Professional employees and clerical	2	11,590	3.0
Store: Retail not otherwise classified	2	11,189	2.9
Clerical office employees not otherwise classified	2	9,846	2.5
Machine shops not otherwise classified	2	9,455	2.4
Clothing manufacturers	2	9,040	2.3
Dentists and dental surgeons–all employees including clerical	2	7,939	2.0
Automobile	2	6,458	1.7
Total		$136,883	35.1%

The following table sets forth our base direct premiums written by hazard group and as a percentage of our total base direct premiums written for the two years ended December 31:

Hazard Group	2005	Percentage of 2005 Total	2006	Percentage of 2006 Total
	(in thousands, except percentages)
1	$6,016	1.3%	$5,197	1.3%
2	305,533	67.4	260,711	66.8
3	140,701	31.1	124,078	31.8
4	784	0.2	358	0.1
Total	$453,034	100.0%	$390,344	100.0%

In 2006, our insureds had average annual premiums of approximately $13,200.

We are not dependent on any single employer or type of employer and the loss of any single employer or type of employer would not have a material adverse effect on our business. We do not expect the size of our insureds to increase significantly over time.

Our business targets insureds located in several western states, primarily California and Nevada. The following table sets forth our direct premiums written by state and as a percentage of total direct premiums written for the last three years ended December 31, 2006:

States	2004	Percentage of Total	2005	Percentage of Total	2006	Percentage of Total
	(in thousands, except percentages)
California	$277,096	74.9%	$350,039	77.7%	$288,529	73.5%
Nevada	87,977	23.8	82,428	18.3	76,016	19.4
Colorado	2,353	0.6	11,093	2.5	13,466	3.4
Utah	1,974	0.5	4,681	1.0	7,164	1.8
Idaho	314	0.1	1,263	0.3	3,849	1.0
Montana	472	0.1	1,236	0.2	3,141	0.8
Other	—	—	—	—	511	0.1
Total	$370,186	100.0%	$450,740	100.0%	$392,676	100.0%

We believe there are significant opportunities for growth in additional markets. During the first quarter of 2007, we obtained a certificate of authority to write workers’ compensation insurance in

Massachusetts. We are optimistic that we will be able to enter the workers’ compensation insurance market successfully in other states if we so choose to. For example, we entered Illinois in the fourth quarter of 2006 and we intend to enter Florida and Oregon in the second quarter of 2007.

Substantially all of our policies are written through independent agents and brokers or strategic distribution partners that act as the producer of record on the policy. We treat these independent agents and brokers and strategic distribution partners as our customers as they normally offer a strong purchasing recommendation to the targeted business.

Marketing and Distribution

We distribute our workers’ compensation insurance products principally though independent agents and brokers and through our principal strategic distribution partners, ADP and Wellpoint. We have entered into an additional strategic partnership with E-chx in California and are actively pursuing other strategic partnership opportunities. We manage the marketing and distribution of our products from three strategic business units:

•	Pacific Region, which markets and underwrites business written through independent agents and brokers in the state of California. Pacific Region offices are located in Fresno, Glendale and San Francisco, California;

•	Strategic Markets, which markets and underwrites business written through our strategic partner relationships. Strategic Markets offices are located in Newbury Park, California and Boise, Idaho,

•	Western Region, which markets and underwrites business written through independent agents and brokers in the states of Arizona, Colorado, Idaho, Illinois, Montana, Nevada, Texas, and Utah. Western Region offices are located in Phoenix, Arizona, Denver, Colorado, Tampa, Florida, Boise, Idaho, Schaumberg, Illinois, Reno and Henderson, Nevada, Irving, Texas, and Salt Lake City, Utah.

The following table sets forth our base direct premiums written by strategic business unit and as a percentage of our total base direct premiums written for the last two years ended December 31, 2006:

	2005	Percentage of Total	2006	Percentage of Total
	(in thousands, except percentages)
Pacific Region	$229,437	50.6%	$172,299	44.1%
Strategic Markets	120,442	26.6	114,910	29.5
Western Region	103,155	22.8	103,135	26.4
Total	$453,034	100.0%	$390,344	100.0%

Each of our strategic business units employs a Vice President of Sales, each of whom is responsible for setting marketing goals at their respective business unit level and supervising their respective business unit’s field sales representatives. Field sales representatives are assigned to individual agents or brokers.

Independent Insurance Agents and Brokers.    As of December 31, 2006, we marketed and sold our insurance products through more than 1,000 independent insurance agents and brokers. For the years ended December 31, 2005 and 2006, agents and brokers produced $324.2 million and $267.1 million, respectively, of base direct premiums written for us. We pay commissions which we believe are competitive with other workers’ compensation insurers and we also believe that we deliver prompt, efficient and professional support services. We generally pay a 12% commission on new and renewal business. Our ratio of commissions to net premiums earned for year ended December 31, 2006 was 12.3%.

No single independent agent or broker representing us accounted for more than 2.0% and 2.8% of base direct premiums written in 2005 and 2006, respectively.

Our marketing efforts directed at agents and brokers are implemented by our field marketing representatives and underwriters. We seek to establish and maintain long-term relationships with the principals, producers and customer service representatives of independent agents and brokers that will actively market our products and services. We believe that the decision by agents and brokers to place business with an insurer depends in part upon the quality and breadth of services offered by the insurer to the agents and brokers and policyholders, as well as the insurer’s expertise and dedication to a particular line of business. Accordingly, we have sought to enhance the ease of doing business with us and to provide superior service. For example, our recently introduced highly automated underwriting system, E ACCESS, enables agents and brokers to directly input data and the system then prices the risk and binds the coverage without human intervention. Also, we believe that our primary focus on workers’ compensation insurance allows us to compete effectively with much larger insurers because of the services we offer and our industry expertise.

We do not delegate underwriting authority to agents or brokers that sell our insurance. Our field underwriters continue to work closely with independent agents and brokers to market and underwrite our business, regularly visit their offices and participate in presentations to customers, which results in enhanced understanding of the businesses and risks we underwrite and the needs of prospective customers.

Strategic Distribution Partners.    We have had key distribution relationships with our principal strategic distribution partners, ADP and Wellpoint, since 2002. We do not delegate underwriting authority to our strategic distribution partners. Our field underwriters continue to work closely with them to market and underwrite our business, regularly visit their offices and participate in presentations to customers, which results in enhanced understanding of the businesses and risks we underwrite and the needs of prospective customers.

ADP.    ADP is a payroll services company providing services to small and medium businesses. ADP is the largest payroll service provider in the United States with over 450,000 clients. As part of its services, ADP sells our workers’ compensation insurance product in addition to its payroll and accounting services. Our workers’ compensation insurance products are distributed through ADP’s insurance agency and field sales staff. During the year ended December 31, 2006, we wrote approximately $44.0 million in gross premiums written in five western states (California, Colorado, Idaho, Texas, and Utah) through ADP. We pay ADP fees which are a percentage of premiums for services provided by ADP on our ADP business.

Within the ADP insurance agency, there are two group programs: accounts with 1 to 50 employees, known as the small business unit, and accounts with 51 to 100 employees, known as the major account unit. The majority of business that we write is written through ADP’s small business unit.

ADP utilizes innovative methods to market workers’ compensation insurance. It offers a ‘‘Pay-by-Pay’’ program. An advantage of the ‘‘Pay-by-Pay’’ program is that, unlike a traditional workers’ compensation insurance policy, policies sold through this program do not require the policyholder to pay a deposit at the inception of the policy. In addition, the workers’ compensation premium is deducted each time ADP runs the policyholder’s payroll along with their appropriate federal, state, and local taxes. These characteristics of the ‘‘Pay-by-Pay’’ program enable us to price the workers’ compensation insurance written as a part of that program competitively.

Although we do not have an exclusive relationship with ADP, we believe we are a strategic distribution partner of ADP for our selected markets and classes of business. Nevertheless, there are some classes of business that ADP provides payroll services for that do not fall within our underwriting criteria. If the risk does not fit our underwriting criteria, ADP may submit that risk to another insurer.

Our agreement with ADP may be terminated without cause upon 120 days’ notice. The agreement does not contain a specific termination date.

Wellpoint.    The Wellpoint ‘‘Integrated Medicomp’’ Partnership includes two agreements, a small group health insurance plan (for businesses with 1 to 50 employees) and a large group health insurance plan (for businesses with 51 to 250 employees). The large group health insurance plan was effective July 1, 2006. These two group health insurance plans are combined with a standard workers’ compensation insurance policy into a program that meets the state requirements for workers’ compensation. This exclusive relationship allows us to distribute an integrated group health/workers’ compensation product offered in California through the Wellpoint distribution force of life and health agents. It combines Blue Cross Group Health with workers’ compensation insurance coverage written through our

California-domiciled insurance subsidiary, ECIC. During the year ended December 31, 2006, we wrote approximately $70.9 million in gross premiums written through Wellpoint’s Integrated Medicomp Program. The primary benefit to the employer is a single bill for their group health and workers’ compensation insurance coverages. We believe that this is perceived by the employers as a more efficient way for them to manage the purchase of these products. Another key benefit to this program is the increased satisfaction from employees who are able to use the same medical network for occupational and non-occupational illness and injury. Being the largest group health carrier in California often allows Wellpoint to negotiate favorable rates with their physicians and associated facilities, which we benefit from through reduced claims costs.

An essential element of the program is some level of premium savings to the business for both independent lines of coverage. These premium savings generally result in increased interest from the business as well as long term persistency and the overall success of the program. We believe that, in general, when businesses purchase this combination of coverages, their employees make fewer workers’ compensation claims because those employees are insured for non-work related illnesses or injuries and thus are less likely to seek treatment for a non-work related illness or injury through their employers’ workers’ compensation insurance carrier. We pay Wellpoint fees which are a percentage of premiums for services provided by Wellpoint on our Wellpoint business.

Although our distribution agreements with Wellpoint are exclusive, Wellpoint may terminate its agreements with us if we are not able to provide coverage through a carrier with an A.M. Best financial strength rating of ‘‘B++’’ or better. Wellpoint may also terminate its agreements with us without cause after giving us 60 days notice. The agreements are for an initial two-year period running through January 1, 2008. After that date they are automatically renewable for subsequent one-year periods unless terminated by either party at least 60 notice days prior to the end of their current term.

E-chx.    We entered a joint sales, services and program administration agreement with E-chx in November 2006, pursuant to which E-chx, a payroll solutions company providing payroll outsourcing solutions for small businesses, will market our workers’ compensation insurance product in addition to its payroll services. The program is only available in California. Although we do not have an exclusive relationship with E-chx, we are their only strategic partnership in California. E-chx offers products and services in all 50 states. We pay E-chx fees which are a percentage of premiums for services provided by E-chx.

E-chx offers an ‘‘E-PAY’’ program under which policies sold through this program do not require the policyholder to pay a deposit at the inception of the policy, unlike a traditional workers’ compensation insurance policy. In addition, the workers’ compensation premium is deducted each time E-chx runs the policyholder’s payroll along with their appropriate federal, state, and local taxes. We believe that these characteristics of the ‘‘E-PAY’’ program will allow us to competitively price the workers’ compensation insurance written as a part of that program.

Our agreement with E-chx is not exclusive, and E-chx may terminate the agreement without cause upon 90 days written notice. The agreement is for an initial two-year period running through November 2008 and is automatically renewable for subsequent two-year periods.

Direct Business.    We write a small amount of direct business, or business that comes to us directly without using an agent or broker, or without coming through one of our strategic distribution partners. This direct business is a legacy of our assumption of the assets and liabilities of the Fund. Although we do not market any direct business so as to avoid channel conflict with our independent agents and brokers, we intend to maintain this pre-existing book of business because it is very well known by our underwriters and profitable. In the year ended December 31, 2006, we wrote approximately $8.3 million in gross premiums written attributable to this direct business.

Underwriting

We target select small businesses engaged in low to medium hazard industries. We employ a disciplined, conservative underwriting approach designed to individually select specific types of businesses, predominantly those in the three lowest of the four workers’ compensation insurance industry hazard groups, that we believe will have fewer and less costly claims relative to other businesses in the same hazard groups.

We provide workers’ compensation coverage to several homogeneous groups of business such as physicians, dentists, restaurants and retail stores. Annually we review the premium, payroll, and loss history trends of each group and develop a schedule rating modification that is applied to all policyholders that meet the qualification standards for a given group. Qualification standards vary between groups and may include factors such as management experience, loss experience, and nature of operations conducted by the insured and/or other exposures specific to the class of business. Each insured’s experience modification is also applied in the determination of their premium.

Our underwriting strategy involves continuing our disciplined underwriting approach in pursuing profitable growth opportunities. We carefully monitor market trends to assess new business opportunities, only pursuing opportunities that we expect to meet our pricing and risk standards. We seek to underwrite our portfolio of low to medium hazard risks with a view toward maintaining long term underwriting profitability across market cycles.

We execute our underwriting processes through highly automated systems and through seasoned underwriters with specific knowledge of local markets. Within these systems, we have developed underwriting templates for specific, targeted classes of business that produce faster quotations when all underwriting criteria are met by a specific risk. These underwriting guidelines consider many factors such as type of business, nature of operations, risk exposures and other employer-specific conditions, and are designed to minimize underwriting of certain classes and subclasses of business such as chemical manufacturing, high-rise construction and long-haul trucking, which have historically demonstrated claims severity that do not meet our target risk profiles. Our systems price our policies based on the specific risks associated with each potential insured rather than solely on the industry class in which such potential insured is classified.

While our underwriting systems are highly automated, we do not delegate underwriting authority to agents or brokers that sell our insurance or to any other third party. We currently have four underwriting systems in production today. To create efficiency and standardization, on July 1, 2006, we implemented a new underwriting and policy administration system, E ACCESS. Two of our other systems are currently being phased out. By the end of 2007, we will be using one underwriting and policy issuance system, E ACCESS, for all new business and renewals. Our field underwriters continue to work closely with independent agents, brokers and our strategic distribution partners to market and underwrite our business, regularly visit their offices and participate in presentations to customers, which result in enhanced understanding of the businesses and risks we underwrite and the needs of prospective customers.

Our underwriting guidelines are defined centrally by our Corporate Underwriting Department. However, we manage underwriting from our Western Region, Pacific Region and Strategic Markets strategic business units. Each of our strategic business units has the authority to write business within the classes that are permitted for the relevant strategic business unit by our underwriting guidelines. The average length of underwriting experience of our current underwriting professionals exceeds ten years. Our chief underwriting officer, who is responsible for supervision of the underwriting conducted at all of the strategic business units, has the authority to permit a strategic business unit to underwrite particular risks that fall outside the classes of business specified in our underwriting guidelines on a case-by-case basis. Also, our chief underwriting officer directly oversees the writing of business in the case of certain of our larger customers.

Principal Products and Pricing

Our workers’ compensation insurance product is written primarily on a guaranteed cost basis, meaning the premium for a policyholder is set in advance and varies based only upon changes in the policyholder’s class and payroll. Class and specific risk credits are formulated to fit the needs of targeted classes and employer groups.

The premiums we charge are established when coverage is bound. Premiums are based on the particular class of business and our estimates of expected losses, loss adjustment expenses and other expenses related to the policies we underwrite. Generally, premiums for workers’ compensation insurance policies are a function of:

•	the amount of the insured employer’s payroll;

•	the applicable premium rate, which varies with the nature of the employees’ duties and the business of the insured;

•	the insured’s industry classification; and

•	factors reflecting the insured employer’s historical loss experience.

In addition, our pricing decisions need to take into account the workers’ compensation insurance regulatory regime of each state in which we conduct operations, because such regimes address the rates that industry participants in that state may or should charge for policies. In approximately sixteen states, including Florida and Idaho, workers’ compensation insurance rates are set by the state insurance regulators and are adjusted periodically. This style of rate regulation is sometimes referred to as ‘‘administered pricing.’’ In some of these states, insurance companies are permitted to file to deviate upwards or downwards from the benchmark rates set by the insurance regulators. In the vast majority of states, workers’ compensation insurers have more flexibility to offer rates that reflect the risk the insurer is taking based on each employer’s profile. These states are often referred to as ‘‘loss cost’’ states. Except for Idaho, all of the states in which we currently operate, including California and Nevada, are ‘‘loss cost’’ states.

In ‘‘loss cost’’ states, the state first approves a set of loss costs that provide for expected loss and, in most cases, LAE payments, which are prepared by an insurance rating bureau (for example, the WCIRB in California and the NCCI in Nevada). An insurer then selects a factor, known as a loss cost multiplier, to apply to loss costs to determine its insurance rates. In these states, regulators permit pricing flexibility primarily through (1) the selection of the loss cost multiplier and (2) schedule rating modifications that allow an insurer to adjust premiums upwards or downwards for specific risk characteristics of the policyholder such as:

•	type of work conducted at the premises or work environment;

•	on-site medical facilities;

•	level of employee safety;

•	use of safety equipment; and

•	policyholder management practices.

In all of the states in which we currently operate, we use both variables (i.e., both (1) and (2) above) to calculate a policy premium that we believe will cover the claim payments, losses and LAE, and company overhead and result in a reasonable profit for us.

State legislative reforms relating to the benefits payable to injured workers can also affect the premium rates that we are able to charge for our insurance products. For example, since September 2003 through January 1, 2007, we have reduced our rates by 60.5% in California, and we expect that we will need to further reduce our rates in California in the foreseeable future, as a result of cost savings arising from benefit reforms, such as new controls on medical costs and changes in the state’s permanent disability compensation formula. Although the California Insurance Commissioner does not set premium rates, he does adopt and publish advisory ‘‘pure premium’’ rates which are rates that would cover expected losses but do not contain an element to cover operating expenses or profit. He recommended a 16.4% reduction in workers’ compensation ‘‘pure premium’’ rates starting in July 2006. In early November 2006, the California Insurance Commissioner recommended that ‘‘pure premium’’ rates be reduced by an additional 9.5% for policies written on or after January 1, 2007. Our California rates continue to be based upon our actuarial analysis of current and anticipated cost trends, including the 9.5% reduction on January 1, 2007 recommended by the California Insurance Commissioner.

Claims and Medical Case Management

We have an active claims team composed of five units that provide regional coverage and claims support. These units are located in Henderson, Nevada; Newbury Park, Glendale and San Francisco, California; and Boise, Idaho. The role of our claims units is to actively investigate, evaluate, pay claims efficiently and aid injured workers in an early return to work, in accordance with applicable laws and regulations. We have implemented rigorous claims guidelines and claims reporting and control procedures in our claims units. We also provide medical case management services for all claims that we determine will benefit from such involvement. These services are provided by EOH in Nevada and under the supervision of EOH in California. Additionally, EOH maintains an exclusive medical provider network in Nevada, with which it has negotiated discounts.

Our claims department also provides claims management services for those claims incurred by the Fund and assumed by our Nevada insurance subsidiary in connection with the LPT Agreement with a date of injury prior to July 1, 1995. We receive a fee from the third party reinsurers equal to 7% of the loss payments on these claims.

In Nevada, we have created our own medical provider network and we make every effort to channel injured workers into this network. In the other states in which we do business, we utilize networks affiliated with WellPoint and Concentra Operating Corporation. In addition to our medical networks, we work closely with local vendors, including attorneys, medical professionals and investigators, to bring local expertise to our reported claims. We pay special attention to reducing costs in each region and have established discounting arrangements with these groups. We use preferred provider organizations, bill review services and utilization management to closely monitor medical costs and to verify that providers charge no more than the applicable fee schedule, or in some cases what is usual and customary.

We pursue all avenues of subrogation and recovery in an effort to mitigate claims costs. Subrogation rights are based upon state and federal laws and upon the insurance policy issued to the insured. Our subrogation efforts are handled through our subrogation department.

Loss Control

Our loss control professionals are an important part of our loss control strategy and we believe their consultative services provide value to our policyholders. The purpose of our loss control group is to aid policyholders in preventing losses before they occur and in containing costs once claims occur. The group also assists our underwriting personnel in evaluating potential and current policyholders.

Premium Audits

We conduct premium audits on substantially all of our voluntary business policyholders annually, upon the expiration of each policy, including when the policy is renewed. The purpose of these audits is to comply with applicable state and reporting bureau requirements and to verify that policyholders have accurately reported their payroll expenses and employee job classifications, and therefore have been invoiced the premium required under the terms of their policies. In addition to annual audits, we selectively perform interim audits on certain classes of business if significant or unusual claims are filed or concerns are raised regarding projected annual payrolls which could result in substantial variances at final audit.

Losses and Loss Adjustment Expense Reserves

We are directly liable for losses and LAE under the terms of insurance policies our insurance subsidiaries underwrite. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. Our loss reserves are reflected in our balance sheets under the line item caption ‘‘unpaid losses and loss adjustment expenses.’’ As of December 31, 2006, our reserve for unpaid losses and LAE, net of reinsurance, was $1.2 billion. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. For a detailed description of our reserves, the judgments, key assumptions and actuarial methodologies that we use to estimate our reserves and the role of our consulting actuary, see ‘‘Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserves for Losses and Loss Adjustment Expenses.’’

The following table provides a reconciliation of the beginning and ending loss reserves on a GAAP basis at December 31:

	2004	2005	2006
	(in thousands)
Unpaid losses and LAE at beginning of period	$2,193,439	$2,284,542	$2,349,981
Less reinsurance recoverables excluding bad debt allowance on unpaid losses	1,230,982	1,194,728	1,141,500
Net unpaid losses and LAE at beginning of the period	962,457	1,089,814	1,208,481
Losses and LAE, net of reinsurance, incurred in:
Current year	289,544	333,497	256,257
Prior years	(37,582)	(78,053)	(107,129)
Total net losses and LAE incurred	251,962	255,444	149,128
Deduct payments for losses and LAE, net of reinsurance related to:
Current year	33,475	40,116	41,098
Prior years	91,130	96,661	106,859
Total net payments for losses and LAE during the current period.	124,605	136,777	147,957
Ending unpaid losses and LAE, net of reinsurance	1,089,814	1,208,481	1,209,652
Reinsurance recoverable excluding bad debt allowance on unpaid losses and LAE	1,194,728	1,141,500	1,098,103
Ending unpaid losses and LAE, gross of reinsurance	$2,284,542	$2,349,981	$2,307,755

Our estimates of incurred losses and LAE attributable to insured events of prior years have decreased for past accident years because actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated. We refer to such decreases as favorable developments. The reductions in reserves were $37.6 million, $78.1 million and $107.1 million for the years ended December 31, 2004, 2005 and 2006, respectively. Estimates of net incurred losses and LAE are established by management utilizing actuarial indications based upon our historical and industry experience regarding claim emergence and claim payment patterns, and regarding claim cost trends, adjusted for future anticipated changes in claims-related and economic trends, as well as regulatory and legislative changes, to establish our best estimate of the losses and LAE reserves. The decrease in the prior year reserves was primarily the result of actual paid losses being less than expected, and revised assumptions used in projection of future losses and LAE payments based on more current information about the impact of certain changes, such as legislative changes, which was not available at the time the reserves were originally established. While we have had favorable developments over the past three years, the magnitude of these developments illustrates the inherent uncertainty in our liability for losses and loss adjustment expenses, and we believe that favorable or unfavorable developments of similar magnitude, or greater, could occur in the future. For a detailed description of the major sources of recent favorable developments, see ‘‘Item 6—Selected Financial Data’’ and ‘‘Item 8—Financial Statements and Supplementary Data—Note 6 to our Consolidated Financial Statements’’.

Our reserve for unpaid losses and loss adjustment expenses (gross and net), as well as our case and IBNR reserves, as of December 31, 2004, 2005 and 2006 were as follows:

	2004	2005	2006
	(in thousands)
Case reserves	$777,379	$772,544	$753,102
IBNR	1,235,277	1,290,029	1,261,521
LAE	271,886	287,408	293,132
Gross unpaid losses and LAE	2,284,542	2,349,981	2,307,755
Reinsurance recoverables on unpaid losses and LAE, gross	1,194,728	1,141,500	1,098,103
Net unpaid losses and LAE	$1,089,814	$1,208,481	$1,209,652

Loss Development

The following tables show changes in the historical loss reserves, on a gross basis and net of reinsurance, for our insurance subsidiaries for the seven years ended December 31, 2006. These tables are presented on a GAAP basis. The paid and reserve data in the following tables is presented on a calendar year basis. We commenced operations as a non-governmental mutual insurance company on January 1, 2000 when our Nevada insurance subsidiary assumed the assets, liabilities and operations of the Fund. Paid and reserve data for the years 1995 through 1999 has not been included in the following tables because (i) prior to December 31, 1999, the Fund was not required to include reserves related to losses and LAE for claims occurring prior to July 1, 1995 in its annual statutory financial statements filed with the Nevada Division of Insurance (consequently, the financial statements made no provision for such liabilities and complete information in respect of those years is not available in a manner that conforms with the information in this table) and (ii) for claims occurring subsequent to July 1, 1995 and prior to the Company’s inception on January 1, 2000, we believe that the loss development pattern was uniquely attributable to Nevada workers’ compensation reforms adopted in the early 1990s, which pattern is not indicative of development that would be expected to be repeated in our prospective operations.

The top line of each table shows the net reserves or the gross reserves for unpaid losses and LAE recorded at each year-end. Such amount represents an estimate of unpaid losses and LAE occurring in that year as well as future payments on claims occurring in prior years. The upper portion of these tables (net and gross cumulative amounts paid, respectively) present the cumulative amounts paid during subsequent years on those losses for which reserves were carried as of each specific year. The lower portions (net reserves re-estimated) show the re-estimated amounts of the previously recorded reserve based on experience as of the end of each succeeding year. The re-estimate changes as more information becomes known about the actual losses for which the initial reserve was carried. An adjustment to the carrying value of unpaid losses for a prior year will also be reflected in the adjustments for each subsequent year. For example, an adjustment made in the 2000 year will be reflected in the re-estimated ultimate net loss for each of the years thereafter. The gross cumulative redundancy (deficiency) line represents the cumulative change in estimates since the initial reserve was established. It is equal to the difference between the initial reserve and the latest re-estimated reserve amount. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

	2000	2001	2002	2003	2004	2005	2006
	(in thousands)
Net reserves for losses and loss adjustment expenses
Originally estimated	$936,000	$887,000	$908,326	$962,457	$1,089,814	$1,208,481	$1,209,652
Net cumulative amounts paid as of:
One year later	108,748	81,022	80,946	91,130	96,661	106,859
Two years later	161,721	120,616	130,386	150,391	161,252
Three years later	191,453	149,701	165,678	193,766
Four years later	215,015	173,204	194,400
Five years later	235,613	194,980
Six years later	255,772
Net reserves re-estimated as of:
One year later	896,748	875,522	847,917	924,878	1,011,759	1,101,352
Two years later	885,221	781,142	805,058	886,711	975,765
Three years later	800,959	742,272	779,373	884,426
Four years later	766,204	719,912	788,262
Five years later	743,997	730,112
Six years later	754,447
Net cumulative redundancy:	181,553	156,888	120,064	78,031	114,049	107,129	0
Gross reserves – December 31	2,326,000	2,226,000	2,212,368	2,193,439	2,284,542	2,349,981	2,307,755
Reinsurance recoverables, gross	1,390,000	1,339,000	1,304,042	1,230,982	1,194,728	1,141,500	1,098,103
Net reserves – December 31	936,000	887,000	908,326	962,457	1,089,814	1,208,481	1,209,652
Gross re-estimated reserves	2,082,409	2,009,608	2,032,553	2,084,764	2,138,648	2,233,077	2,307,755
Re-estimated reinsurance recoverable	1,327,962	1,279,496	1,244,291	1,200,338	1,162,883	1,131,725	1,098,103
Net re-estimated reserves	754,447	730,112	788,262	884,426	975,765	1,101,352	1,209,652
Gross reserves for losses and adjustment expenses
Originally estimated	2,326,000	2,226,000	2,212,368	2,193,439	2,284,542	2,349,981	2,307,755
Gross cumulative amounts paid as of:
One year later	160,978	128,066	128,462	137,968	142,632	152,006
Two years later	260,995	215,176	224,740	243,203	252,379
Three years later	338,243	291,099	306,006	331,731
Four years later	408,643	360,535	379,881
Five years later	475,174	427,307
Six years later	540,329
Gross reserves re-estimated as of:
One year later	2,280,978	2,211,566	2,121,867	2,148,829	2,178,514	2,233,077
Two years later	2,266,495	2,089,850	2,072,205	2,088,437	2,138,648
Three years later	2,157,647	2,049,340	2,024,790	2,084,764
Four years later	2,121,397	2,000,560	2,032,553
Five years later	2,072,866	2,009,608
Six years later	2,082,409
Gross cumulative redundancy:	$243,591	$216,392	$179,815	$108,675	$145,894	$116,904	$0

Reinsurance

Reinsurance is a transaction between insurance companies in which an original insurer, or ceding company, remits a portion of its premiums to a reinsurer, or assuming company, as payment for the reinsurer assuming a portion of the risk. Reinsurance agreements may be proportional in nature, under which the assuming company shares proportionally in the premiums and losses of the ceding company. This arrangement is known as quota share reinsurance. Reinsurance agreements may also be structured so that the assuming company indemnifies the ceding company against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called an ‘‘attachment level’’ or ‘‘retention’’ in return for a premium, usually determined as a percentage of the ceding company’s primary insurance premiums. This arrangement is known as excess of loss reinsurance. Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. Any liability exceeding the outer limit of the program is retained by the ceding company. The ceding company also bears the credit risk of a reinsurers’ insolvency. In accordance with general industry practices, we purchase excess of loss reinsurance to protect against the impact of large, irregularly-occurring losses, which would otherwise cause sudden and unpredictable changes in net income and the capital of our insurance subsidiaries.

Reinsurance is used principally:

•	to reduce net liability on individual risks;

•	to provide protection for catastrophic losses; and

•	to stabilize underwriting results.

Our current reinsurance treaty applies to all loss occurrences during and on policies which are in force between 12:01 a.m. July 1, 2006 and 12:01 a.m. July 1, 2007. The treaty consists of two master interests and liabilities agreements, one excess of loss agreement and one catastrophic loss agreement, entered into between EICN and its current and future affiliates and the subscribing reinsurers. We have the ability to extend the term of the treaty to continue to apply to policies which are in force at the expiration of the treaty generally for a period of 12 months. We may cancel the treaty upon 60 days written notice, generally, if any reinsurer ceases its underwriting operations, becomes insolvent, is placed in conservation, rehabilitation, liquidation, has a receiver appointed or if any reinsurer is unable to maintain a rating by A.M. Best and/or Standard and Poor’s of at least ‘‘A−’’ throughout the term of the treaty. Covered losses which occur prior to expiration or cancellation of the treaty continue to be obligations of the reinsurer, subject to the other conditions in the agreement. The subscribing reinsurers may terminate the treaty only for our breach of the obligations of the treaty. We are responsible for the losses if the reinsurer cannot or refuses to pay.

The treaty includes certain exclusions for which our reinsurers are not liable for losses, including but not limited to, losses arising from the following: war, strikes or civil commotion; nuclear incidents other than incidental or ordinary industrial or educational pursuits or the use, handling or transportation of radioisotopes for medical or industrial use or radium or radium compounds; underground mining except where incidental; oil and gas drilling, refining and manufacturing; manufacturing, storage and transportation of fireworks or other explosive substances or devices; asbestos abatement, manufacturing or distribution; excess policies attaching excess of a self-insured retention or a deductible greater than $25,000; and commercial airlines personnel. The reinsurance coverage includes coverage for acts of terrorism other than losses directly or indirectly caused by, contributed to, resulting from, or arising out of or in connection with nuclear, radiological, biological or chemical pollution, contamination or explosion. We have underwriting guidelines which generally require that insured risks fall within the coverage provided in the reinsurance treaty. Any risks written outside the treaty coverage require the review and approval of our chief underwriting officer and/or chief operating officer. Finally, the treaty includes a mandatory commutation (a contractual obligation where the reinsurer makes a final payment of the present value of unpaid ultimate losses covered during the treaty period and is relieved from any additional obligations on those losses) at 84 months following the expiration or cancellation of the agreement for the reinsurance layer (the reinsurance treaty is comprised of a series of insurance coverage by one or more reinsurers that are stacked on top of each other to bring the total reinsurance coverage to a maximum of $175 million) to $10 million and commutation by mutual agreement in the layers above $10 million; and, the reinsurance layers above $10 million provide for a single reinstatement of the coverage upon exhaustion of the respective layers of coverage.

The table below provides information about our reinsurers and their participation in our reinsurance program:

All Treaties are Per Occurrence Excess of Loss with a term of July 1, 2006 to June 30, 2007
Reinsurers	A.M. Best Ratings	$6m excess of $4m	$10m excess of $10m	$30m excess of $20m	$50m excess of $50m	$25m excess of $100m	$50m excess of $125m
Allied World Assurance Company Ltd.	A	—%	—%	—%	—%	20.00%	—%
American Reinsurance Company	A	15.00	—	—	—	—	—
Arch Reinsurance Company	A−	—	—	—	8.00	12.00	6.00
Aspen Insurance UK Limited	A	17.50	9.00	11.00	9.17	9.00	14.00
Catlin Insurance Company Ltd.	A	—	7.50	7.50	7.50	7.50	15.00
Endurance Specialty Insurance Ltd.	A−	—	20.00	15.00	20.00	10.00	10.00
Federal Insurance Company	A++	—	—	2.00	5.00	—	—
Hannover Re (Bermuda) Ltd.	A	—	—	—	5.00	10.00	10.00
Hannover Rueckversicherung-AG	A	15.00	15.00	15.00	—	—	—
Lloyds Syndicate #0435 FDY(1)	A	—	5.00	—	6.00	—	3.80
Lloyds Syndicate #0570 ATR(1)	A	1.00	2.25	3.25	2.50	—	1.25
Lloyds Syndicate #0623 AFB(1)	A	—	3.75	—	3.00	—	—
Lloyds Syndicate #0727 SAM(1)	A	—	2.00	2.00	2.00	1.75	1.50
Lloyds Syndicate #0780 ADV(1)	A	—	—	1.25	1.00	2.75	2.00
Lloyds Syndicate #0958 GSC(1)	A	—	2.50	3.00	3.75	3.00	—
Lloyds Syndicate #1084 CSL(1)	A	—	—	—	2.75	3.75	3.77
Lloyds Syndicate #2000 HAR(1)	A	5.85	3.50	5.85	5.33	6.75	6.38
Lloyds Syndicate #2001 AMLIN UND(1)	A	—	—	—	—	—	5.00
Lloyds Syndicate #2003 SJC(1)	A	—	—	2.00	7.50	7.00	—
Lloyds Syndicate #2020 WEL(1)	A	32.00	17.00	18.00	—	—	—
Lloyds Syndicate #2987 BRT(1)	A	7.80	5.00	6.65	5.00	—	8.80
Lloyds Syndicate #4472 LIB(1)	A	5.85	—	—	4.00	4.00	5.00
Odyssey America Reinsurance Corporation	A	—	5.00	5.00	—	—	—
Validus Reinsurance Ltd.	A−	—	2.50	2.50	2.50	2.50	7.50
		100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

(1)	The overall rating of Lloyds from a security standpoint is called the market or ‘‘floor’’ rating. The existence of this market rating reflects the ‘‘chain of security’’ and, in particular, the role of the Lloyd’s Central Fund which ensures that each syndicate is backed by capital consistent with a financial strength rating of at least that of the ‘‘Lloyds’’ market. These syndicates are rated under the overall rating of Lloyds. Some syndicates have their own separate rating which is higher than the floor rating.

Excess of Loss Reinsurance

Our practice is to select reinsurers with an A.M. Best rating of ‘‘A−’’ or better. We currently purchase excess of loss reinsurance. We purchase reinsurance to cover larger individual losses and aggregate catastrophic losses from natural perils and terrorism. For the treaty, or contract, year beginning July 1, 2006, we have purchased reinsurance up to $175 million to protect against natural perils and acts of terrorism, excluding nuclear, biological, chemical and radiological events. We would be solely responsible for any losses we suffer above $175 million. Our loss retention for the treaty year beginning July 1, 2006 is $4 million. This means we have reinsurance for covered losses we suffer between $4 million and $175 million, subject to an aggregate loss cession limitation in the first layer ($6 million in excess of $4 million) of $18 million. However, any loss to a single person involving the second through sixth layers of our reinsurance program is limited to $7.5 million, and the second through sixth layers ($165 million in excess of $10 million) are limited to one mandatory reinstatement with an additional premium.

Quota Share Reinsurance

We have not entered into any quota share reinsurance for new and renewal business since our Nevada insurance subsidiary assumed the assets and liabilities of the Fund on January 1, 2000. We may, however, determine to purchase such coverage in the future based upon our premium growth and capitalization and the terms of available quota share reinsurance.

LPT Agreement

On July 1, 1999, the Nevada legislature enacted Senate Bill 37 (SB37). The provisions of SB37 specifically stated that the Fund could take retroactive credit as an asset or a reduction of liability, amounts ceded to (reinsured with) assuming insurers with security based on discounted reserves for losses related to periods beginning before July 1, 1995, at a rate not to exceed 6%.

As a result of SB37, the Fund entered into the LPT Agreement, a retroactive 100% quota share reinsurance agreement, in a loss portfolio transfer transaction with third party reinsurers. The LPT Agreement commenced on June 30, 1999 and will remain in effect until all claims for loss and outstanding loss under the covered policies have closed, the agreement is commuted, or terminated, upon the mutual agreement of the parties, or the reinsurer’s aggregate maximum limit of liability is exhausted, whichever occurs earlier. The LPT Agreement does not provide for any additional termination terms. The LPT Agreement substantially reduced the Fund’s exposure to losses for pre-July 1, 1995 Nevada insured risks. On January 1, 2000, our Nevada insurance subsidiary assumed all of the assets, liabilities and operations of the Fund, including the Fund’s rights and obligations associated with the LPT Agreement.

Under the LPT Agreement, the Fund initially ceded $1.525 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775 million in cash. The LPT Agreement, which ceded to the reinsurers substantially all of the Fund’s outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2 billion, excluding losses for burial and transportation expenses. As of December 31, 2006, the estimated remaining liabilities subject to the LPT Agreement were approximately $1.0 billion. Losses and LAE paid with respect to the LPT Agreement totaled approximately $364.5 million through December 31, 2006.

The reinsurers agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. Also, the LPT Agreement required the reinsurers to each place assets supporting the payment of claims by them in individual trusts that require that collateral be held at a specified level. The level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we can require the reinsurers to contribute additional assets to maintain the required minimum level. The value of these assets as of December 31, 2006 was $1.0 billion. One of the reinsurers has collateralized its obligations under the LPT Agreement by placing the stock of a publicly held corporation, with a value of $655.5 million at December 31, 2006, in a trust to secure the reinsurer’s obligation of $566.6 million. The value of this collateral is therefore subject to fluctuations in the market price of such stock. The other reinsurers have placed treasury and fixed income securities in trusts to collateralize their obligations.

The original reinsurers party to the LPT Agreement included ACE Bermuda Insurance Limited, XL Mid Ocean Reinsurance Company Ltd. and Gerling Global International Reinsurance Company Ltd. (Gerling). The contract provides that during the term of the agreement all reinsurers need to maintain a rating of no less than ‘‘A−’’ as determined by A.M. Best. On October 18, 2002, the rating of Gerling dropped below the mandatory ‘‘A−’’ rating to ‘‘B+’’. Therefore, on May 28, 2003, EICN entered into an agreement with National Indemnity Company (NICO) and Gerling. Under the terms of this agreement, Gerling was released from its percentage participation (55%) in the LPT Agreement and NICO assumed such participation. The cost to EICN of the novation was $32.8 million.

Clarendon Fronting Facility

Effective July 1, 2002, ECIC entered into a fronting facility with Clarendon in connection with the Fremont transaction, pursuant to which we effectively acted as a reinsurer and provided administrative and claims services. Under the Clarendon fronting facility, ECIC assumed liability for 100% of the post-June 30, 2002 losses under Fremont policies in force as of July 1, 2002 and for 90% of the losses under new and renewal policies written through Clarendon after June 30, 2002. This arrangement was necessary because, at the time of the Fremont transaction, ECIC did not have a financial strength rating, which is typically required by market participants, such as agents and brokers, and, accordingly, we could not write policies directly in California. Clarendon had such a financial strength rating and, because of the fronting facility, ECIC was able to utilize such rating to write policies indirectly in California. ECIC obtained the relevant financial strength rating in the fourth quarter of 2003 and, as a result, was able to issue new and renewal policies on its own without the fronting facility after that date. Due to the ability of ECIC to write and renew business, the fronting facility was no longer needed for issuing or renewing policies. Our obligations to Clarendon under the fronting facility were initially collateralized with assets placed in a trust. In October 2006, the trust agreement with Clarendon was terminated and the funds were released to us.

Recoverability of Reinsurance

Reinsurance makes the assuming reinsurer liable to the ceding company, or original insurer, to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under such reinsurance. Therefore, we are subject to credit risk with respect to the obligations of our reinsurers. Recent natural disasters, such as Hurricanes Katrina, Rita and Wilma have caused unprecedented insured property losses, a significant portion of which will be borne by reinsurers. If a reinsurer is active both in the property and in the workers’ compensation insurance market, its ability to perform its obligations in the latter market may be adversely affected by events unrelated to workers’ compensation insurance losses. We regularly perform internal reviews of the financial strength of our reinsurers. However, if a reinsurer is unable to meet any of its obligations to our insurance subsidiaries under the reinsurance agreements, our insurance subsidiaries would be responsible for the payment of all claims and claims expenses that we have ceded to such reinsurer. We do not believe that our insurance subsidiaries are currently exposed to any material credit risk. In addition to selecting financially strong reinsurers, we continue to monitor and evaluate our reinsurers to minimize our exposure to credit risks or losses from reinsurer insolvencies. The Company obtains collateral to mitigate the risks related to reinsurance insolvencies. At December 31, 2006, $1.0 billion was in a trust account for reinsurance related to the LPT Agreement and an additional $2.0 million was collateralized by cash or letter of credit.

The availability, amount and cost of reinsurance are subject to market conditions and to our experience with insured losses. There can be no assurance that our reinsurance agreements can be renewed or replaced prior to expiration upon terms as satisfactory as those currently in effect. If we were unable to renew or replace our reinsurance agreements, or elect not to obtain quota share reinsurance:

•	our net liability on individual risks would increase;

•	we would have greater exposure to catastrophic losses;

•	our underwriting results would be subject to greater variability; and

•	our underwriting capacity would be reduced.

Certain information regarding our ceded reinsurance recoverables as of December 31, 2006 for reinsurance programs incepted prior to June 30, 2006 is provided in the following table:

Name of Reinsurer	Rating(1)	Total Paid	Total Unpaid Losses and LAE	Total
	(in thousands)
ACE Bermuda Insurance Limited	A+	$1,088	$101,295	$102,383
Ace Property & Casualty Insurance Company	A+	—	1,741	1,741
American Healthcare Indemnity Co	B+	—	4,684	4,684
Aspen Insurance UK Limited	A	—	5,018	5,018
Converium Reinsurance (North America) Inc.	B+	—	10,344	10,344
GE Reinsurance Corporation	A	12	13,448	13,460
Global Reinsurance Corp of America	NR-3	17	3,154	3,171
Munich Reinsurance America, Inc.	A	1	3,230	3,231
National Indemnity Company	A++	5,985	557,123	563,108
National Union Fire Insurance Company of Pittsburgh PA	A+	16	1,071	1,087
Odyssey America Reinsurance Corp	A	—	1,232	1,232
ReliaStar Life Insurance Company	A+	22	3,208	3,230
RSUI Indemnity Company	A	—	2,382	2,382
St. Paul Fire & Marine Insurance Company	A+	12	5,919	5,931
Tokio Marine and Fire Insurance Company (US)	A++	23	6,296	6,319
XL Reinsurance Limited	A+	3,809	354,533	358,342
Lloyds Syndicates	A	—	14,563	14,563
All Other	Various	88	7,586	7,674
Total		$11,073	$1,096,827	$1,107,900

(1)	A.M. Best’s highest financial strength ratings for insurance companies are ‘‘A++’’ and ‘‘A+’’ (superior) and ‘‘A’’ and ‘‘A−’’ (excellent).

We review the aging of our reinsurance recoverables on a quarterly basis. At December 31, 2006, 0.2% of our reinsurance recoverables on paid losses were 90 days overdue.

Contingencies Surrounding Insurance Assessments

The Company writes workers’ compensation insurance in California in which unpaid workers’ compensation liabilities from insolvent insurers are the responsibility of the California Insurance Guarantee Association (CIGA). The Company passes the CIGA assessment through to its policyholders via a surcharge based upon the estimated annual premium at the policy’s inception and has received, and expects to continue to receive, these guaranty fund assessments, which are paid to the CIGA based on the premiums written by the Company. As of December 31, 2006, assets of $8.1 million were recorded for assessments paid to the CIGA that includes prepaid policy surcharges still to be collected in the future from policyholders. The Company also writes workers’ compensation insurance in other states with similar obligations as those in California. In these states the Company is directly responsible for payment of the assessment. The Company recorded an estimate of $2.2 million and $1.3 million for its expected liability for guaranty fund assessments at December 31, 2005 and 2006, respectively. The guaranty fund assessments are expected to be paid within two years of recognition.

Investments

We derive investment income from our invested assets. We invest our insurance subsidiaries’ total statutory surplus and funds to support our loss reserves and our unearned premiums. As of December 31, 2006, the amortized cost of our investment portfolio was $1.67 billion and the fair market value of the portfolio was $1.72 billion.

We employ an investment strategy that emphasizes asset quality and the matching of maturities of fixed maturity securities against anticipated claim payments and expenditures or other liabilities. The amounts and types of our investments are governed by statutes and regulations in the states in which our insurance companies are domiciled. Investment guidelines require that the minimum weighted average quality of the portfolio shall be ‘‘AA.’’ As of December 31, 2006, our combined portfolio consisted principally of fixed maturity securities. Our bond portfolio is heavily weighted toward short to intermediate-term, investment grade securities rated ‘‘A’’ or better, with approximately 91.3% of the carrying value of our investment portfolio rated ‘‘AA’’ or better at December 31, 2006.

Our overall investment philosophy is to maximize total investment returns within the constraints of prudent portfolio risk. We employ Conning Asset Management to act as our independent investment advisor. Conning follows our written investment guidelines based upon strategies approved by our board of directors. In addition to the construction and management of the portfolio, we utilize investment advisory services of Conning. These services include investment accounting and company modeling using Dynamic Financial Analysis (DFA). The DFA tool is utilized in developing a tailored set of portfolio targets and objectives which, in turn, is used in constructing an optimal portfolio.

We regularly monitor our portfolio to preserve principal values whenever possible. All securities in an unrealized loss position are reviewed to determine whether the impairment is other-than-temporary. Factors considered in determining whether a decline is considered to be other-than-temporary include length of time and the extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and our ability and intent to hold the security until its expected recovery or maturity.

The following table shows the market values of various categories of invested assets, the percentage of the total market value of our invested assets represented by each category and the tax equivalent yield based on the market value of each category of invested assets as of December 31, 2006:

Category	Market Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasury securities	$133,172	7.7%	4.32
U.S. Agency securities	135,743	7.9	5.05
Corporate securities	198,132	11.6	5.25
Tax-exempt municipal securities	865,619	50.4	5.70
Mortgage-backed securities	201,844	11.8	5.43
Commercial Mortgage-backed securities	49,823	2.9	5.15
Asset-backed securities	29,051	1.7	4.73
Equities	102,289	6.0	2.19
Total	$1,715,673	100.0%
Weighted average yield			5.29

The average credit rating for our fixed maturity securities investment portfolio, using ratings assigned by Standard & Poor’s, was ‘‘AA+’’ at December 31, 2006. The following table shows the Standard & Poor’s ratings distribution of our fixed maturity portfolio as of December 31, 2006, as a percentage of total market value:

Rating	Percentage of Total Market Value
‘‘AAA’’	78.2%
‘‘AA’’	13.1
‘‘A’’	6.2
‘‘BBB’’	2.5
Total	100.0%

For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date. For mortgage-backed securities, mortgage prepayment assumptions are utilized to project the expected principal redemptions for each security, and the maturity used in the table below is the average life based on those projected redemptions: The following table shows the composition of our fixed maturity securities investment portfolio by remaining time to maturity at December 31, 2006:

Remaining Time to Maturity	Percentage of Total Market Value
	(in thousands, except percentages)
Less than one year	$60,066	3.7%
One to five years	466,265	28.9
Five to ten years	675,050	41.8
More than ten years	412,003	25.6
Total	$1,613,384	100.0%

Information Technology

Core Systems

E ACCESS.    E ACCESS is our underwriting and policy administration system which was deployed into production on May 22, 2006 for July 1, 2006 renewals and new business. It includes the base systems for underwriting evaluation, quoting, rating, policy issuance and policy servicing and endorsements. We have also customized the system to support some of our specific company needs. We host this package internally and have licensed the source code so that we can have more control over enhancements to the application. As of December 31, 2006, we had four years remaining on our license contract.

DCO/UWS, Tropics, AIMS.    DCO/UWS, Tropics and AIMS are currently used for policy administration. DCO/UWS and Tropics will be phased out in 2007. AIMS is currently used for one of our strategic distribution partners and will be converted to E ACCESS in 2007 and will be shut down 12 months after it is converted to E ACCESS.

Focus.    Focus is our proprietary claims administration system. This single system is used for all claims management activities across the Company. We have contracted to license a new claims administration system that will replace Focus in its entirety as described below.

EPIC.    We have licensed IVOS, from Valley Oak Systems, Inc., and named it EPIC, our new claims administration system. Currently, we are in the implementation phase of this project. EPIC will replace Focus in the first quarter of 2008. The major benefits of the EPIC system include enhanced productivity through more efficient processing, better management reporting and business rules logic to support more effective claims handling.

Business Continuity/Disaster Recovery

We have a business continuity plan for our critical business functions and continue to add to this plan for other functions that are not as critical. We have a full-time Business Continuity Program (BCP), coordinator on staff who keeps the incident management team engaged in the constant review and testing of the BCP process. We have a disaster recovery plan for the restoration of information technology infrastructure and applications. We are evolving this plan to include the many changes we have had in our environment in the last two years. We have three data centers. Henderson, Nevada is our production data center and Glendale, California is our disaster recovery/development data center. We recently completed building a data center in Reno, Nevada, and expect it to fully replace the Glendale data center during the second quarter of 2007. Currently our backup tapes are stored offsite with a data storage company.

Inter-Company Reinsurance Pooling Agreement

Our insurance subsidiaries are parties to an inter-company pooling agreement. Under this agreement, the results of underwriting operations of ECIC are transferred to and combined with those of EICN and the combined results are then reapportioned. The allocations under the pooling agreement are as follows:

•	EICN – 53%

•	ECIC – 47%

The pooling percentages are set forth in the inter-company pooling agreement and do not change between periods. The pooling percentages were established July 1, 2003, the effective date of the agreement. The allocation percentages were based upon the relative amount of unconsolidated company statutory surplus of the respective companies at the time of the agreement. The pooling percentages were originally established by management to re-allocate surplus between our insurance subsidiaries to ensure adequate surplus to cover writings in each subsidiary and were originally established based on an analysis of the relationship of the estimated surplus of ECIC, including projected surplus contributions from EICN as its parent to support its premium writings, and EICN, excluding its investment in ECIC.

ECIC and EICN rely on the capacity of the entire pool rather than just on their own capital and surplus. Transactions under the pooling agreement are eliminated on consolidation and have no impact on our consolidated GAAP financial statements.

Competition

The market for workers’ compensation insurance policies is highly competitive. Our competitors include, but are not limited to, other specialty workers’ compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, third-party administrators, self-insurance funds and state insurance pools. Many of our existing and potential competitors are significantly larger and possess considerably greater financial and other resources than we do. Consequently, they can offer a broader range of products, provide their services nationwide, and/or capitalize on lower expense to offer more competitive pricing. In Nevada, our three largest competitors are American International Group, Inc., Builders Insurance Company Inc. and Liberty Mutual Insurance Company. In California, our three largest competitors are the California State Compensation Insurance Fund, American International Group, Inc. and Zenith National Insurance Company.

Competition in the workers’ compensation insurance industry is based on many factors, including:

•	pricing (either through premium rates or participating dividends);

•	level of service;

•	insurance ratings;

•	capitalization levels;

•	quality of care management services;

•	the ability to reduce loss ratios;

•	effective loss prevention; and

•	the ability to reduce claims expense.

Ratings

As of the date of this filing, our insurance subsidiaries were assigned a group letter rating of ‘‘A−’’ (Excellent), with a ‘‘positive’’ financial outlook, by A.M. Best, the fourth highest of 16 ratings. This A.M. Best rating is a financial strength rating designed to reflect our ability to meet our obligations to policyholders. This rating does not refer to our ability to meet non-insurance obligations and is not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities.

Employees

As of March 1, 2007, we had 635 full-time employees, five of whom were executive officers, and four part-time employees. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are excellent.

Regulation

Holding Company Regulation

Nearly all states have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Under these laws, the respective state insurance departments may examine us at any time, require disclosure of material transactions and require prior notice of or approval for certain transactions. All transactions within a holding company system affecting an insurer must have fair and reasonable terms and are subject to other standards and requirements established by law and regulation.

Pursuant to applicable insurance holding company laws, EICN is required to register with the Nevada Department of Business and Industry, Division of Insurance, and pursuant to the insurance holding company laws of California, ECIC is required to register with the California Department of Insurance. All transactions within a holding company system affecting an insurer must have fair and reasonable terms, charges or fees for services performed must be reasonable, and the insurer’s total statutory surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to state insurance regulators is required prior to the consummation of certain affiliated and other transactions involving EICN or ECIC, and such transactions may be disapproved by the state insurance regulators.

Change of Control

Under Nevada insurance law and our amended and restated articles of incorporation that became effective on February 5, 2007, for a period of five years following February 5, 2007, no person may acquire or offer to acquire beneficial ownership of five percent or more of any class of our voting securities without the prior approval by the Nevada Commissioner of Insurance of an application for acquisition.

Under Nevada insurance law, the Nevada Commissioner of Insurance may not approve an application for such acquisition unless the Commissioner finds that (1) the acquisition will not frustrate the plan of conversion as approved by our members and the Commissioner, (2) the board of directors of EICN has approved the acquisition or extraordinary circumstances not contemplated in the plan of conversion have arisen which would warrant approval of the acquisition, and (3) the acquisition is consistent with the purpose of relevant Nevada insurance statutes to permit conversions on terms and conditions that are fair and equitable to the members eligible to receive consideration. Accordingly, as a practical matter, any person seeking to acquire us within five years after February 5, 2007 may only do so with the approval of our board of directors.

In addition, the insurance laws of Nevada and California generally require that any person seeking to acquire control of a domestic insurance company must obtain the prior approval of the insurance commissioner. Insurance laws in many states in which we are licensed contain provisions that require pre-notification to the insurance commissioner of a change in control of a non-domestic insurance company licensed in those states. ‘‘Control’’ is generally presumed to exist through the direct or indirect ownership of ten percent or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. The insurance laws of Nevada and California generally require that any person seeking to acquire control of a domestic insurance company must obtain the prior approval of the insurance commissioner. In addition, many other state insurance laws require prior notification to the insurance department of those states of a change of control of a non-domiciliary insurance company licensed to transact insurance in that state. Because we have an insurance subsidiary domiciled in Nevada and another insurance subsidiary domiciled in California and licensed in numerous other states, any future transaction that would constitute a change in control of us would generally require the party seeking to acquire control to obtain the prior approval of the Nevada Commissioner of Insurance and the California Commissioner of Insurance, and may require pre-notification of the change of control in those states that have adopted pre-notification provisions upon a change of control.

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. EICN is required to register with the Nevada Department of Business and Industry, Division of Insurance, and ECIC is required to register with the California Department of Insurance. These state agencies have broad regulatory, supervisory and administrative powers, including among other things, the power to grant and revoke licenses to transact business, license agencies, set the standards of solvency to be met and maintained, determine the nature of, and limitations on, investments and dividends, approve policy forms and rates in some states, periodically examine financial statements, determine the form and content of required financial statements, and periodically examine market conduct.

Detailed annual and quarterly financial statements and other reports are required to be filed with the department of insurance in all states in which we are licensed to transact business. The financial statements of EICN and ECIC are subject to periodic examination by the department of insurance in each state in which it is licensed to do business.

In addition, many states have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict our ability to exit unprofitable markets.

Changes in individual state regulation of workers’ compensation may create a greater or lesser demand for some or all of our products and services, or require us to develop new or modified services in order to meet the needs of the marketplace and to compete effectively in that marketplace. In addition, many states limit the maximum amount of dividends and other payments that may be paid in any year by insurance companies to their stockholders and affiliates. This may limit the amount of distributions that may be made by our insurance subsidiaries.

As an insurance holding company, we, as well as EICN and ECIC, our insurance company subsidiaries, are subject to regulation by the states in which our insurance company subsidiaries are domiciled or transact business. EICN is domiciled in Nevada and only transacts business in Nevada. ECIC is domiciled in California and transacts business in Arizona, California, Colorado, Illinois, Idaho, Montana, Texas and Utah. Additionally, ECIC currently holds certificates of authority to write workers’ compensation insurance in Florida, Georgia, Maryland, Massachusetts, New Mexico, New York, Pennsylvania and Oregon.

We are subject to periodic examinations by state insurance departments in the states in which we operate. The California Department of Insurance and the Nevada Department of Insurance generally examine each of their respective domiciliary insurance companies on a triennial basis.

Premium Rate Restrictions

Among other matters, state laws regulate not only the amounts and types of workers’ compensation benefits that must be paid to injured workers, but in some instances the premium rates that may be charged by us to insure businesses for those liabilities. For example, in approximately sixteen states, including Florida and Idaho, workers’ compensation insurance rates are set by the state insurance regulators and are adjusted periodically. This style of rate regulation is sometimes referred to as ‘‘administered pricing.’’ In some of these states, insurance companies are permitted to file rates that deviate upwards or downwards from the benchmark rates set by the insurance regulators. In the vast majority of states, workers’ compensation insurers have more flexibility to offer rates that reflect the risk the insurer is taking based on each employer’s profile. These states are often referred to as ‘‘loss cost’’ states. Except for Idaho, all of the states in which we currently operate, including California and Nevada, are ‘‘loss cost’’ states.

In ‘‘loss cost’’ states, the state first approves a set of loss costs that provide for expected loss and, in most cases, LAE payments, which are prepared by an insurance rating bureau (for example, the WCIRB in California and the NCCI in Nevada). An insurer then selects a factor, known as a loss cost multiplier, to apply to loss costs to determine its insurance rates. In these states, regulators permit pricing flexibility primarily through (1) the selection of the loss cost multiplier and (2) schedule rating modifications that allow an insurer to adjust premiums upwards or downwards for specific risk characteristics of the policyholder such as:

•	type of work conducted at the premises or work environment;

•	on-site medical facilities;

•	level of employee safety;

•	use of safety equipment; and

•	policyholder management practices.

Financial, Dividend and Investment Restrictions

State laws require insurance companies to maintain minimum surplus balances and place limits on the amount of insurance a company may write based on the amount of that company’s surplus. These limitations may restrict the rate at which our insurance operations can grow.

State laws also require insurance companies to establish reserves for payments of policyholder liabilities and impose restrictions on the kinds of assets in which insurance companies may invest. These restrictions may require us to invest in assets more conservatively than we would if we were not subject to state law restrictions and may prevent us from obtaining as high a return on our assets as we might otherwise be able to realize.

The ability of Employers Holdings to pay dividends on our common stock, and to pay other expenses, will be dependent, to a significant extent, upon the ability of our Nevada domiciled insurance company, EICN, to pay dividends to its immediate holding company and, in turn, the ability of that holding company to pay dividends to Employers Holdings.

Nevada law limits the payment of cash dividends by EICN to its immediate holding company by providing that payments cannot be made except from available and accumulated surplus money otherwise unrestricted (unassigned) and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend otherwise prohibited by these restrictions may only be declared and distributed upon the prior approval of the Nevada Commissioner of Insurance.

EICN must give the Nevada Commissioner of Insurance prior notice of any extraordinary dividends or distributions that it proposes to pay to its immediate holding company, even when such a dividend or distribution is to be paid out of available and otherwise unrestricted (unassigned) surplus. EICN may pay such an extraordinary dividend or distribution if the Nevada Commissioner of Insurance either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of: (a) 10% of EICN’s statutory surplus as regards policyholders at the next preceding December 31; or (b) EICN’s statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31.

As of December 31, 2006, EICN had positive unassigned surplus of $38.0 million and therefore had the capability of paying a dividend to us of up to such an amount without the prior approval of the Nevada Commissioner of Insurance. As of December 31, 2004 and 2005, EICN had negative unassigned surplus of $198.7 million and $71.9 million, respectively, and therefore was unable to pay a dividend to us at such dates without the prior approval of the Nevada Commissioner of Insurance.

On October 17, 2006, the Nevada Commissioner of Insurance granted EICN permission to pay up to an additional $55 million in one or more extraordinary dividends to us subsequent to the successful completion of the initial public offering and before December 31, 2008. The payment of these dividends is conditioned upon the expiration of any underwriter’s over-allotment option period, prior repayment of any expenses of the Company and its subsidiaries arising from the conversion and the IPO, the exhaustion of any proceeds retained by the Company from the recently completed initial public offering, maintaining the risk-based capital RBC total adjusted capital of EICN above a specified level on the date of declaration and payment of any particular extraordinary dividend after taking into account the effect of such dividend, and maintaining all required filings with the Nevada Commissioner of Insurance. We may use these dividends, as well as any ordinary dividends that we may receive from EICN, to pay quarterly dividends to our stockholders, to repurchase our stock, in each case, as described under ‘‘Dividend Policy,’’ and/or for general corporate purposes. However, the October 17, 2006 extraordinary dividend approval prohibits us from using any such dividends to increase executive compensation.

At December 31, 2006, assuming the conditions described in the preceding paragraph had been satisfied, EICN would have had RBC total adjusted capital in excess of the level permitting it to pay the entire $55 million dividend to us.

As the direct owner of ECIC, EICN will be the direct recipient of any dividends paid by ECIC. The ability of ECIC to pay dividends to EICN is limited by California law. California law provides that, absent prior approval of the California Insurance Commissioner, dividends can only be declared from earned surplus, excluding any earned surplus (1) derived from the net appreciation in the value of assets not yet realized, or (2) derived from an exchange of assets, unless the assets received are currently realizable in cash. In addition, California law provides that the appropriate insurance regulatory authorities in the State of California must approve (or, within a 30-day notice period, not disapprove) any dividend that, together with all other such dividends paid during the preceding 12 months, exceeds the greater of: (a) 10% of ECIC’s statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. The maximum pay-out that may be made by ECIC to EICN during 2007 without prior approval is $61.0 million. No policyholder dividends were paid or declared in 2006, 2005 or 2004.

California regulations require that in addition to applying the NAIC’s statutory accounting practices, insurance companies must record, under certain circumstances, an additional liability, called an ‘‘excess statutory reserve.’’ If the workers’ compensation losses and LAE ratio is less than 65% in each of the three most recent accident years, the difference is recorded as an excess statutory reserve. The excess statutory reserves required by such regulations reduced ECIC’s statutory-basis surplus by $33.9 million to $314.1 million at December 31, 2006, as filed and reported to the regulators.

Guaranty Fund Assessments

In Nevada, California and in most of the states where our insurance company subsidiaries are licensed to transact business, there is a requirement that property and casualty insurers doing business within each such state participate as member insurers in a guaranty association, which is organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premium written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

In California, unpaid workers’ compensation liabilities from insolvent insurers are the responsibility of the CIGA. We pass the CIGA assessment to our policyholders via a surcharge based upon the estimated annual premium at the policy’s inception. We have received, and expect to continue to receive, these guaranty fund assessments, which are paid to CIGA based on the premiums written. As of December 31, 2006, the Company recorded an asset of $8.1 million for assessments paid to CIGA that includes prepaid policy surcharges still to be collected in the future from policyholders. We also write workers’ compensation insurance in other states with similar obligations as those in California. In these states, we are directly responsible for payment of the assessment. We recorded an estimate of $1.3 million and $2.2 million for our expected liability for guaranty fund assessments at December 31, 2006 and 2005, respectively. The guaranty fund assessments are expected to be paid within two years of recognition.

Property and casualty insurance company insolvencies or failures may result in additional guaranty fund assessments to our insurance company subsidiaries at some future date. At this time we are unable to determine the impact, if any, such assessments may have on our financial position or results of operations. We have established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

Privacy Regulations

In 1999, the United States Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, a majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. A recent NAIC initiative that impacted the insurance industry in 2001 was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Many states, including California and Nevada, have now adopted similar provisions regarding the safeguarding of customer information. Our insurance subsidiaries have established procedures to comply with the Gramm-Leach-Bliley-related privacy requirements, and we require third parties we do business with to comply with all applicable federal and state privacy laws and regulations.

Federal and State Legislative Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various Model Laws adopted by the NAIC. Proposed legislation was introduced in Congress during 2006 that would allow for an optional federal chartering of U.S. insurance companies, similar to banks. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition or competition among U.S. insurers.

In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act of 2002, or the 2002 Act, was enacted on November 26, 2002. The principal purpose of the 2002 Act was to create a role for the Federal government in the provision of insurance for losses sustained in connection with terrorism. Prior to the Act, insurance (except for workers’ compensation insurance) and reinsurance for losses arising out of acts of terrorism were largely unavailable from private insurance and reinsurance companies.

In December 2005, President Bush signed into law the Terrorism Risk Insurance Extension Act of 2005, or the 2005 Act, which extends the 2002 Act for an additional two years to December 31, 2007. While the underlying structure of the 2002 Act was left intact, the 2005 Act makes some adjustments, including increasing the current insurer deductible for 2005 from 15% of direct premiums earned to 17.5% for 2006, and 20% of such premiums in 2007. For losses in excess of the deductible, the federal government still reimburses 90% of the insurer’s loss in 2006, but the amount of federal reimbursement decreases to 85% of the insurer’s loss in 2007. In addition, the industry retention under the 2002 Act has been increased from $13 billion for 2005 to $25 billion for 2006 and $27.5 billion for 2007.

Under the 2005 Act, insurers must offer coverage for losses due to terrorist acts in all of their property and casualty insurance policies. The 2005 Act’s definition of property and casualty insurance includes workers’ compensation insurance. Moreover, the workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from terrorist acts as well as nuclear, biological and chemical attacks. In addition, we are not able to limit our losses arising from any one catastrophe or any one claimant. Our reinsurance policies exclude coverage for losses arising out of terrorism and nuclear, biological, chemical or radiological attacks. Therefore, acts of terrorism could adversely affect our business and financial condition.

We do not believe that the risk of loss to our insurance subsidiaries from acts of terrorism is currently significant. Small businesses constitute a large portion of our policies, and we do not intend to saturate any particular market, whether it is a high profile location or not. However, the impact of any future terrorist acts is unpredictable, and the ultimate impact on our insurance subsidiaries, if any, of losses from any future terrorist acts will depend upon their nature, extent, location and timing. Potential future changes to the 2005 Act, including a decision by Congress not to extend it past December 31, 2007, could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required.

Our workers’ compensation operations are subject to legislative and regulatory actions. In California, where we have our largest concentration of business, significant workers’ compensation legislation was enacted twice in recent years. Effective January 1, 2003, legislation became effective which provides for increases in indemnity benefits to injured workers. Benefits were increased by an average of approximately 6% in 2003, approximately 7% in 2004 and approximately 2% in 2005.

IRIS Ratios

The Insurance Regulatory Information System (IRIS), is a system established by NAIC to provide state regulators with an integrated approach to monitor the financial condition of insurers for the purposes of detecting financial distress and preventing insolvency. IRIS identifies 13 key financial ratios based on year-end data; with each ratio identified with a ‘‘usual range’’ of result. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

As of December 31, 2006, EICN had two ratios outside the usual range, and ECIC had one ratio outside the usual range, as set forth in the following table:

Employers Insurance Company of Nevada

Ratio	Usual Range	Actual Results	Reason for Unusual Results
Investment yield	6.5% to 3.0%	2.9%	EICN’s investment yield was outside of the range because statutory accounting policies do not recognize increases in the value of ECIC as investment income of EICN and because of a higher than industry average, through most of the year, investment portfolio allocation to equity securities.
Liabilities to liquid assets	105.0% to 0.0%	123.0%	Total liabilities include funds withheld by ECIC pursuant to an inter-company pooling agreement.

Employers Compensation Insurance Company

Ratio	Usual Range	Actual Results	Reason for Unusual Results
Liabilities to liquid assets	105.0% to 0.0%	159.0%	Total liabilities include funds withheld by EICN pursuant to an inter-company pooling agreement.

Insurance regulators will generally begin to investigate, monitor or make inquiries of an insurance company if four or more of the company’s ratios fall outside the usual ranges. Although these inquiries can take many forms, regulators may require the insurance company to provide additional written explanation as to the causes of the particular ratios being outside of the usual range, the actions being taken by management to produce results that will be within the usual range in future years and what, if any, actions have been taken by the insurance regulator of the insurers’ state of domicile. Regulators are not required to take action if an IRIS ratio is outside of the usual range, but depending upon the nature and scope of the particular insurance company’s exception (for example, if a particular ratio indicates an insurance company has insufficient capital) regulators may act to reduce the amount of insurance the company can write or revoke the insurers’ certificate of authority and may even place the company under supervision.

Neither EICN nor ECIC is currently subject to any action by any state insurance department or the NAIC with respect to the IRIS Ratios described above.

Risk-Based Capital Requirements

The NAIC has adopted a risk-based capital (RBC), formula to be applied to all insurance companies. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. RBC standards are used by state insurance regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. Nevada and California have adopted laws substantially similar to the NAIC’s RBC laws.

The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of the company’s total adjusted capital, defined as the total of its statutory capital and surplus to its risk-based capital.

•	The ‘‘Company Action Level’’ is triggered if a company’s total adjusted capital is less than 200% but greater than or equal to 150% of its risk-based capital. At the ‘‘Company Action Level,’’ a company must submit a comprehensive plan to the state insurance regulator that discusses proposed corrective actions to improve its capital position. A company whose total adjusted capital is between 250% and 200% of its risk-based capital is subject to a trend test. A trend test calculates the greater of any decrease in the margin (i.e., the amount in dollars by which a company’s adjusted capital exceeds its risk-based capital) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year.

•	The ‘‘Regulatory Action Level’’ is triggered if a company’s total adjusted capital is less than 150% but greater than or equal to 100% of its risk-based capital. At the ‘‘Regulatory Action Level,’’ the state insurance regulator will perform a special examination of the company and issue an order specifying corrective actions that must be followed.

•	The ‘‘Authorized Control Level’’ is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 70% of its risk-based capital, at which level the state insurance regulator may take any action it deems necessary, including placing the company under regulatory control.

•	The ‘‘Mandatory Control Level’’ is triggered if a company’s total adjusted capital is less than 70% of its risk-based capital, at which level the state insurance regulator is mandated to place the company under its control.

At December 31, 2006, both EICN and ECIC had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed RBC action level.

Statutory Accounting and Solvency Regulations

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, or the Codification, which, effective January 2001, replaced the previous Accounting Practices and Procedures manual as the NAIC’s primary guidance on statutory accounting applicable to insurance companies in the U.S. (including our insurance subsidiaries). Statutory accounting is a comprehensive basis of accounting for insurance companies based on the Codification and state laws, regulations and general administrative rules.

Statutory accounting principles (SAP), are a basis of accounting developed to assist state insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s statutory surplus. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

Statutory accounting practices established by the NAIC and adopted by the Nevada regulators and, in part, the California regulators, determine, among other things, the amount of statutory surplus and statutory net income of EICN and ECIC and thus determine, in part, the amount of funds each of EICN and ECIC has available to pay dividends to us.

U.S. generally accepted accounting principles (GAAP), are concerned with a company’s solvency, but such principles are also concerned with other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as opposed to SAP.

State insurance regulators closely monitor the financial condition of insurance companies reflected in SAP financial statements and can impose significant financial and operating restrictions on an insurance company that becomes financially impaired under SAP guidelines. State insurance regulators generally have the power to impose restrictions or conditions on the following kinds of activities of a financially impaired insurance company: transfer or disposition of assets, withdrawal of funds from bank accounts, extension of credit or advancement of loans and investment of funds, as well as disallowance of dividends or other distributions and business acquisitions or combinations.

NAIC is a group formed by state insurance regulators to discuss issues and formulate policy with respect to regulation, reporting and accounting of and by U.S. insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model Insurance Laws, Regulations and Guidelines, or the Model Laws, have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws that provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation of state insurance regulatory agencies by the NAIC.

Insurance operations are also subject to various leverage tests, which are evaluated by regulators and private rating agencies. Our premium leverage ratios, also known as our premium-to-surplus ratios, as of December 31, 2006 and 2005, respectively, on a statutory combined basis, were less than 1:1 on a premiums written basis as compared to 1.13:1 for the workers’ compensation industry in 2005 as a whole.

Employers Occupational Health, Inc.

The medical managed care services provided by our subsidiary, EOH, are subject to licensing requirements and regulation under the laws of each of the jurisdictions in which it operates. EOH is authorized in Nevada to act as a third-party administrator and a utilization review organization and is governed by those laws and regulations as well as those relating to managed care organizations and workers’ compensation claims administration. The nature and extent of such regulation generally include methods for approving and denying medical services, quality assurance, medical bill review and payment, network provider management, and financial and other reporting requirements. EOH’s business is dependent upon the validity of, and continued good standing under, the licenses and approvals pursuant to which it operates, as well as compliance with pertinent regulations. In October 2006, EOH was awarded a Workers Compensation Utilization Management Accreditation from URAC, a Washington D.C.-based health care accrediting organization that establishes quality standards for the health care industry.

Website Information

Our corporate website is located at www.employers.com. Our annual report on Form 10-K, current reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website, free of charge, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (SEC). Our website also provides access to reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, our Code of Ethics for Senior Financial Officers and charters for the standing committees of our board of directors are available on our website. The information on our website is not incorporated by reference into this report. In addition, the SEC maintains a website, www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Executive Officers of the Registrant

The following provides information regarding our executive officers and key employees:

Name	Age(1)	Position
Douglas D. Dirks	48	President and Chief Executive Officer of Employers Holdings, Inc.
William E. Yocke	56	Executive Vice President and Chief Financial Officer of Employers Holdings, Inc.
Martin J. Welch	51	President and Chief Operating Officer, EICN and ECIC
Lenard T. Ormsby	54	Executive Vice President, Chief Legal Officer, General Counsel and Corporate Secretary of Employers Holdings, Inc.
Ann W. Nelson	45	Executive Vice President, Corporate and Public Affairs, of Employers Holdings, Inc.

(1)	At December 31, 2006.

Executive Officers

Douglas D. Dirks, age 48, has served as President and Chief Executive Officer of Employers Holdings, Employers Group, Inc. (EGI) and their predecessors since their creation in April 2005. He has served as Chief Executive Officer of EICN and ECIC since January 2006. He served as President and Chief Executive Officer of EICN from January 2000 until January 2006, and served as President and Chief Executive Officer of ECIC from May 2002 until January 2006. Mr. Dirks has served as President and Chief Executive Officer of Employers Occupational Health, Inc. (EOH) and Elite Insurance Services, Inc. (EIS) since 2002. He has been a Director of Employers Holdings, EGI and their predecessors since April 2005; a Director of EICN since December 1999, EOH since 2000, EIS since August 1999 and a Director of ECIC since May 2002. Mr. Dirks was the Chief Executive Officer of the Fund from 1995 to 1999 and its Chief Financial Officer from 1993 to 1995. Prior to joining the Fund, he served in senior insurance regulatory positions and as an advisor to the Nevada Governor’s Office. Mr. Dirks also has worked in the public accounting and investment banking industries and is a licensed Certified Public Accountant in the state of Texas. He presently serves on the Board of Directors of the Nevada Insurance Guaranty Association and the Nevada Insurance Education Foundation. Mr. Dirks holds B.A. and M.B.A. degrees from the University of Texas and a J.D. degree from the University of South Dakota.

William E. Yocke, age 56, has served as Executive Vice President and Chief Financial Officer of Employers Holdings since January 2007. He has served as Executive Vice President and Chief Financial Officer for EICN and ECIC since June 2005. He has also been Treasurer of Employers Holdings, EGI and their predecessors, EICN, ECIC, EOH and EIS since 2005. Mr. Yocke has been a Director of ECIC since November 2005. Prior to joining the Company, Mr. Yocke was Senior Vice President for the Willis Group, a London-based risk management and insurance intermediary, from 2004 to 2005. Previously, he served as Chief Financial Officer for AVRA Insurance Company from 2002 to 2004, Director of Deloitte & Touche West Region Actuarial and Risk Management Consulting from 1996 to 2002, and Director of West Region Risk Management Consulting for Ernst & Young LLP from 1987 to 1996. Mr. Yocke is a licensed Certified Public Accountant in the state of California. Mr. Yocke holds a B.S. degree from St. Mary’s College of California.

Martin J. Welch, age 51, has served as President and Chief Operating Officer of EICN and ECIC since January 2006 and was Senior Vice President and Chief Underwriting Officer of EICN and ECIC from September 2004 to January 2006. Mr. Welch has also been a Director of Employers Holdings, EGI and their predecessor companies, EICN and ECIC since March 2006. Mr. Welch has more than 25 years of experience in workers’ compensation and commercial property/casualty insurance. Prior to joining the Company, he served as Senior Vice President, National Broker Division, for Wausau Insurance Companies from January 2003 to February 2004, and from March 2001 to December 2002 was Senior Vice President of Broker Operations for Wausau. He holds a B.S. degree in Finance from the University of Illinois and is a Chartered Property and Casualty Underwriter.

Lenard T. Ormsby, age 54, was appointed Corporate Secretary to EIG in April 2005, General Counsel in October 2006, Chief Legal Officer in November 2006, and currently serves in those capacities with Employers Holdings, in addition to serving as its Executive Vice President and Chief Compliance Officer. He previously served as Executive Vice President and General Counsel of EICN and ECIC from June 2002 to November 2006. He has served as Secretary or Assistant Secretary of EICN, ECIC, EOH and EIS since 2002, and EGI since April 2005. Mr. Ormsby has been a Director of ECIC since June 2004. He was Chief Operating Officer of the Fund and EICN from 1999 to June 2002 and General Counsel of the Fund from 1995 to 1999. Before joining the Fund, Mr. Ormsby was a partner in the Nevada law firm of McDonald, Carano, Wilson, McCune, Bergin, Frankovich & Hicks. He has been a practicing attorney for over 20 years. Mr. Ormsby holds a B.A. degree from the University of Nebraska-Omaha, an M.S. degree from North Dakota State University and a J.D. degree from the University of Nebraska.

Ann W. Nelson, age 45, has served as Executive Vice President, Corporate and Public Affairs, of Employers Holdings since January 2007. She has served as Executive Vice President, Corporate and Public Affairs, of EICN and ECIC since January 2006. Ms. Nelson served EICN as Associate General Counsel from January through December 1999, as General Counsel from December 1999 through July 2002, Executive Vice President of Government Affairs from July 2002 through July 2004, and

Executive Vice President of Strategy and Corporate Affairs from July 2004 through December 2005. Ms. Nelson’s governmental experience includes service as Legal Counsel to Nevada Governor Bob Miller from 1994 to 1999, and as a Deputy District Attorney in the Civil Division of the Washoe County District Attorney’s Office in Reno, Nevada from 1993 through 1994. Ms. Nelson holds a B.A. from the University of Nevada, Reno, and a J.D., cum laude, from the University of San Francisco School of Law. She is a member of the Washoe County Bar Association and the State Bar of Nevada.

Key Employees

The following information is provided regarding our other significant employees:

T. Hale Johnston has been President of the Pacific Region and Senior Vice President of ECIC since April 2006. He is responsible for management, profit and growth of traditional market business in California. Prior to joining the Company, Mr. Johnston was Vice President of Meadowbrook Insurance Group from December 2002 to November 2005 and President and Chief Operating Officer of Dodson Group from March 2001 to December 2002. He has held executive and senior executive positions for over 15 years within the specialized field of workers’ compensation insurance. Mr. Johnston holds B.A. degrees from William Jewell College in Liberty, Missouri.

David M. Quezada has been President of the Strategic Markets Region and Senior Vice President of ECIC since January 2006. He is responsible for management and oversight of the marketing and underwriting of business produced through non-traditional, strategic partnerships, and the identification of new, strategic partnership opportunities. Mr. Quezada has served in various executive management positions with the Company, most recently as Vice President, Loss Prevention Services, from May 2004 to January 2006. Prior to that time, he served as Assistant Vice President, Loss Prevention, with ECIC and in the same capacity with Fremont Compensation Insurance Company. He holds a B.A. degree from Cal Poly Pomona University in Pomona, California.

George Tway has been President of the Western Region and Senior Vice President of EICN since August 2004. Prior to that, he was Division Manager for the Western States for Fremont Indemnity from 2001 to 2004 and Underwriting and Marketing Manager for Industrial Indemnity from 1993 to 2000. He has also held senior positions in Idaho State Government, including Director of the Department of Commerce and Director of Labor and Industrial Services. Mr. Tway has been in the workers’ compensation insurance industry for 18 years. He holds a B.A. degree from Mt. Angel College in Oregon and attended graduate school in Italy at St. Thomas of Rome.

Paul I. Ayoub has been Senior Vice President and Chief Information Officer of EICN and ECIC since September 2004. Prior to joining the Company, Mr. Ayoub was Senior Vice President and Chief Information Officer for PMA Capital Insurance Company from September 2000 to September 2004. Previously, he spent 16 years in various technical and IT management positions at CIGNA Corporation. Mr. Ayoub holds a B.S. degree in mathematics from Grove City College in Pennsylvania.

Stephen V. Festa has been Senior Vice President and Chief Claims Officer of EICN and ECIC since 2004. He has over 20 years of multi-line claims experience within the insurance industry. Prior to joining the Company, he held several claims, technical and management positions. In his most recent leadership position, he served as Executive Vice President of Crawford and Company from 1998 through 2003 and led that company’s Third Party Administrator (TPA) division. He has also served as a Director of Arbitration Forums, Inc. Mr. Festa attended the University of Southern California and also completed the Advanced Executive Education Program sponsored by the American Institute for Chartered Property Casualty Underwriters (AICPCU) and the Wharton School of the University of Pennsylvania.

Jeff J. Gans has been Senior Vice President and Chief Underwriting Officer of EICN and ECIC since April 2006. Prior to joining the Company, he was Senior Vice President, Underwriting Operations, with AON Underwriting Managers in Chicago, Illinois, from 2004 to 2005. Mr. Gans also has held various executive management positions such as Senior Vice President at CNA from 2001 to 2003, Vice President, Commercial Insurance at Fireman’s Fund from 1998 to 2001 and Vice President, Commercial Insurance Group at USF&G from 1993 to 1998. He received a B.S. degree in economics from the Wharton School at the University of Pennsylvania, and has earned his Chartered Property Casualty Underwriter (CPCU) and Associate in Risk Management (ARM) professional designations.

Cynthia M. Morrison has been Vice President and Corporate Controller of EICN and ECIC since July 2002. Prior to joining the Company she was Vice President and Controller for Fremont from 1987 to 2002 and was Controller of Borg Warner Insurance Services and Classified Financial from 1982 to 1987. Before then, Ms. Morrison was with KPMG as an audit manager. Ms. Morrison is a Certified Public Accountant and a Fellow of the Life Management Institute. She is a member of the American Institute of Certified Public Accountants (AICPA) and a member of the Insurance Accounting and Systems Association (IASA). She is a past President of the Los Angeles Chapter of IASA. Ms. Morrison received a B.S. degree from Arizona State University.

John P. Nelson has been a Senior Vice President and Chief Administrative Officer of Employers Holdings, Inc. since February 2007. He has been Senior Vice President and Chief Administrative Officer of EICN and ECIC since July 2004. Prior to joining the Company, he was Vice President, Human Resources & Administration for Fielding Graduate University in Santa Barbara, California, from October 1993 to June 2004. Mr. Nelson has 22 years of experience in the field of Human Resources working for educational, manufacturing, technology and retail institutions. He received a B.A. from the University of California, Santa Barbara, and an M.A. from Antioch University. He is also certified as a Senior Professional in Human Resources by the Society for Human Resource Management.

Teresa Shappell has been Senior Vice President and Chief Strategy Officer of Employers Holdings, Inc. since February 2007. She has been Senior Vice President and Chief Strategy Officer of EICN and ECIC since July 2006. Prior to joining the Company, she served as Chairman of Shappell, Inc., a consulting firm providing executive coaching and business strategy support. She also served as Vice President of Marketing and Product Management for Intuit in 2004, as Vice President, U.S. Sales and Commercial Operations for Bausch & Lomb from 2001 to 2003 and as General Manager of the Healthcare Division at Dell Computer Corporation from 1999 to 2001. Ms. Shappell has a B.S. degree from Virginia Tech and an M.B.A. from Harvard Business School.

Item 1A.    Risk Factors

Investing in our common stock involves risks. In evaluating our company, the risk factors described below should be considered carefully. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations, cash flows and stock price and you could lose all or part of your investment.

Risks Related to Our Business

Our liability for losses and loss adjustment expenses is based on estimates and may be inadequate to cover our actual losses and expenses.

We must establish and maintain reserves for our estimated losses and loss adjustment expenses. We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured claims that have occurred, including claims that have occurred but have not yet been reported to us. Loss reserves are estimates of the ultimate cost of individual claims based on actuarial estimation techniques and are inherently uncertain. Judgment is required in applying actuarial techniques to determine the relevance of historical payment and claim settlement patterns under current facts and circumstances. In states other than Nevada, we have a short operating history and must rely on a combination of industry experience and our specific experience to establish our best estimate of losses and LAE reserves. The interpretation of historical data can be impacted by external forces, principally legislative changes, medical cost inflation, economic fluctuations and legal trends. In California, there have been significant legislative changes affecting workers’ compensation benefits to injured workers and claims administration, and we are observing changes in claim costs and claim payment patterns. We review our loss reserves each quarter. We may adjust our reserves based on the results of these reviews and these adjustments could be significant. If we change our estimates, these changes are reflected in our results of operations during the period in which they are made.

Loss reserves are estimates at a given point in time of our ultimate liability for cost of claims and of the cost of managing those claims, and are inherently uncertain. It is likely that the ultimate liability will differ from our estimates, perhaps significantly. Such estimates are not precise in that, among other things, they are based on predictions of future claim emergence and payment patterns and estimates of future trends in claim frequency and claim cost. These estimates assume that the claim emergence and payment patterns, claim inflation and claim frequency trend assumptions implicitly built into estimates will continue into the future. Unexpected changes in claim cost inflation can occur through changes in general inflationary trends, changes in medical technology and procedures, changes in wage levels and general economic conditions and changes in legal theories of compensability of injured workers and their dependents. Furthermore, future costs can be influenced by changes in the workers’ compensation statutory benefit structure and in benefit administration and delivery. It often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates.

Workers’ compensation benefits are often paid over a long period of time. For example, in addition to medical expenses, an injured worker may receive payments for lost income associated with total or partial disability, whether temporary or permanent (i.e., the disability is expected to continue until normal retirement age or death, whichever comes first). We may also be required to make payments, often over a period of many years, to surviving spouses and children of workers who are killed on the job or may be required to make relatively small payments on claims that have already been closed (which we refer to as reopenings). In addition, there are no policy limits on our liability for workers’ compensation claims as there are for other forms of insurance. Therefore, estimating reserves for workers’ compensation claims may be more uncertain than estimating reserves for other lines of insurance with shorter or more definite periods between occurrence of the claim and final determination of the ultimate loss and with policy limits on liability for claim amounts. Accordingly, our reserves may prove to be inadequate to cover our actual losses.

Our estimates of incurred losses and LAE attributable to insured events of prior years have decreased for past accident years because actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated. We refer to such decreases as favorable developments. The reductions in reserves were $11.5 million, $69.2 million, $37.6 million, $78.1 million and $107.1 million for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, respectively. Estimates of net incurred losses and LAE are established by management utilizing actuarial indications based upon our historical and industry experience regarding claim emergence and claim payment patterns, and regarding medical cost inflation and claim cost trends, adjusted for future anticipated changes in claims-related and economic trends, as well as regulatory and legislative changes, to establish our best estimate of the losses and LAE reserves. The decrease in the prior year reserves was primarily the result of actual paid losses being less than expected, and revised assumptions used in projection of future losses and LAE payments based on more current information about the impact of certain changes, such as legislative changes, which was not available at the time the reserves were originally established. While we have had favorable developments over the past five years, the magnitude of these developments illustrates the inherent uncertainty in our liability for losses and loss adjustment expenses, and we believe that favorable or unfavorable developments of similar magnitude, or greater, could occur in the future.

State insurance regulations in California and other states where we operate have caused and may continue to cause downward pressure on the premiums we charge.

Our pricing decisions need to take into account the workers’ compensation insurance regulatory regime of each state in which we conduct operations, such as regimes that address the rates that industry participants in that state may or should charge for policies. In 2006, 73.5% of our direct premiums written were generated in California. Accordingly, we are particularly affected by regulation in California.

California has recently been through a cycle of substantial rate increases, followed by equally substantial rate decreases. Until 1995, insurance companies were subject to minimum rate regulation in California. The state had established a minimum rate floor, and workers’ compensation insurers could not charge rates lower than that floor. In 1995, California eliminated its minimum rate regulation and allowed open price competition among workers’ compensation insurers. One of the results of this was intense pricing competition among insurance companies, with many lowering rates to levels that ultimately resulted in more than 20 insolvencies. By 2002, rates in California had increased significantly, driven by an expensive benefit delivery system, claims which resulted in higher than normal litigation and a lack of insurance capital within the state. Since 2002, three key pieces of workers’ compensation regulation reform have been enacted which reformed medical determinations of injuries or illness, established medical fee schedules, allowed for the use of medical provider panels, modified benefit levels, changed the proof needed to file claims, and reformed many additional areas of the workers’ compensation benefits and delivery system. Workers’ compensation insurers in California responded to these reforms by reducing their rates. For example, we have reduced our rates in California by 60.5% since September 2003 through January 1, 2007 and expect that we will further reduce our rates in the foreseeable future. These reductions in rates in California are in response to the legislative reforms which have reduced claim costs in California. Several attempts have been made to institute additional forms of rate regulation in California; however, none of those attempts have been enacted by the legislature as of December 31, 2006. The passage of any form of rate regulation in California could impair our ability to operate profitably in California, and any such impairment could have a material adverse effect on our financial condition and results of operations. Additionally, although the California Insurance Commissioner does not set premium rates, he does adopt and publish advisory ‘‘pure premium’’ rates which are rates that would cover expected losses but do not contain an element to cover operating expenses or profit. He recommended a 16.4% reduction in workers’ compensation ‘‘pure premium’’ rates starting in July 2006. In early November 2006, the California Insurance Commissioner recommended that ‘‘pure premium’’ rates be reduced by an additional 9.5% for policies written on or after January 1, 2007. Our California rates continue to be based upon our actuarial analysis of current and anticipated cost trends, and our California rates effective on January 1, 2007 did include the 9.5% reduction recommended by the California Insurance Commissioner.

Certain states have adopted an ‘‘administered pricing’’ regime, under which rate competition is generally not permitted. Of the states in which we currently operate, only Idaho has implemented such regulation. However, we are exposed to the risk that other states in which we operate will adopt, or that new states which we intend to enter have implemented, administered pricing regimes. Such a regime could prevent us from appropriately pricing our insurance policies in those states, exposing us to the possibility of losses over and above the premiums we are able to collect. Florida, which we intend to enter in the second quarter of 2007, currently has administered pricing.

Due to the existence of rate regulation, and the possibility of adverse changes in such regulations, in the states in which we operate and new states that we enter, we cannot assure you that our premium rates will ultimately be adequate for the purposes of covering the claim payments, losses and LAE and company overhead or, in the case of states without administered pricing, that our competitors in such states will not set their premium rates at lower rates. In such event, we may be unable to compete effectively and our business, financial condition and results of operations could be materially adversely affected.

If we fail to price our insurance policies appropriately, our business competitiveness, financial condition or results of operations could be materially adversely affected.

The premiums we charge are established when coverage is bound. Premiums are based on the particular class of business and our estimates of expected losses and LAE and other expenses related to the policies we underwrite. We analyze many factors when pricing a policy, including the policyholder’s prior loss history and industry classification. Inaccurate information regarding a policyholder’s past claims experience puts us at risk for mispricing our policies. For example, when initiating coverage on a policyholder, we must rely on the information provided by the policyholder or the policyholder’s previous insurer(s) to properly estimate future claims expense. If the claims information is not accurately stated, we may underprice our policies by using claims estimates that are too low. As a result, our business, financial condition and results of operations could be materially adversely affected. In order to set premium rates accurately, we must utilize an appropriate pricing model which correctly assesses risks based on their individual characteristics and takes into account actual and projected industry characteristics.

Our geographic concentration in California and Nevada ties our performance to the business, economic, demographic and regulatory conditions in those states. Any deterioration in the conditions in those states could materially adversely affect our financial condition and results of operations.

Our business is concentrated in California, in which we generated 73.5% of our direct premiums written for the year ended December 31, 2006, and Nevada, in which we generated 19.4% of our direct premiums written for the year ended December 31, 2006. Accordingly, unfavorable business, economic, demographic, competitive or regulatory conditions in those states could negatively impact our business. We focus on select small businesses engaged in low to medium hazard industries. If the business or economic conditions in either California or Nevada deteriorate, the departure or insolvency of a significant number of small businesses from one or both of those states could have a material adverse effect on our financial condition or results of operations. Similarly, if the pool of workers declines in those states due to demographic trends, our financial condition and results of operations would be adversely affected. In addition, many California and Nevada businesses are dependent on tourism revenues, which are, in turn, dependent on a robust economy. Any downturn in general economic conditions, either nationally or in one or both of those states, or any other event that causes a deterioration in tourism in either state, could adversely impact small businesses such as restaurants that we have targeted as customers. We may be exposed to greater risks than those faced by insurance companies that conduct business over a greater geographic area. For example, our geographic concentration could subject us to pricing pressure as a result of market or regulatory forces. We have experienced such pressure in California in the past. For example, our premiums in force per policy in California as of December 31, 2006 have declined by approximately 20.6% since the same time in 2005, principally as a result of rate changes. See ‘‘—State workers’ compensation insurance regulations in California and other states where we operate have caused and may continue to cause downward pressure on the premiums we charge.’’ We cannot assure you that we will not be subject to such pressure in California, or in any of our markets, in the future.

Acts of terrorism and catastrophes could expose us to potentially substantial losses and, accordingly, could materially adversely impact our financial condition and results of operations.

Under our workers’ compensation policies and applicable laws in the states in which we operate, we are required to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. We would be particularly adversely affected by a terrorist act in California or Nevada, most notably a terrorist act affecting any metropolitan area where our policyholders have a large concentration of workers. Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by the Terrorism Risk Insurance Extension Act of 2005, or the Terrorism Risk Act, the risk of severe losses to us from acts of terrorism has not been eliminated because our excess of loss reinsurance treaty program contains various sub-limits and exclusions limiting our reinsurers’ obligation to cover losses caused by acts of terrorism. Excess of loss reinsurance is a form of reinsurance where the reinsurer pays all or a specified percentage of loss caused by a particular occurrence or event in excess of a fixed amount, up to a stipulated limit. Our excess of loss reinsurance treaties do not protect against nuclear, biological, chemical or radiological events. If such an event were to impact one or more of the businesses we insure, we would be entirely responsible for any workers’ compensation claims arising out of such event, subject to the terms of the Terrorism Risk Act, and could suffer substantial losses as a result. Under the Terrorism Risk Act, federal protection is provided to the insurance industry for events that result in an industry loss of at least $100 million in 2007. In the event of a qualifying industry loss (which must occur out of an act of terrorism certified as such by the Secretary of the Treasury), each insurance company is responsible for a deductible of 20% of direct earned premiums in the previous year, with the federal government responsible for reimbursing each company for 85% of the insurer’s loss. Payouts to individual companies are limited, with the industry responsible for paying the lesser of $27.5 billion in 2007 or the aggregate amount of all insured losses, subject to a maximum aggregate federal payment of $100 billion. The Terrorism Risk Act is scheduled to expire on December 31, 2007 and may not be renewed, or if it is renewed, it may provide reduced protection against the financial impact of acts of terrorism. Accordingly, events may not be covered by, or may result in losses exceeding the capacity of, our reinsurance protection and any protection offered by the Terrorism Risk Act or any successor legislation. Thus, any acts of terrorism could expose us to potentially substantial losses and, accordingly, could materially adversely affect our financial condition and results of operations.

Our operations also expose us to claims arising out of catastrophes because we may be required to pay benefits to workers who are injured in the workplace as a result of a catastrophe. Catastrophes can be caused by various unpredictable events, including earthquakes, volcanic eruptions, hurricanes, windstorms, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters. To date, we have not experienced catastrophic losses arising from any of these types of events. Any catastrophe occurring in the states in which we operate could expose us to potentially substantial losses and, accordingly, could have a material adverse effect on our financial condition and results of operations. The geographic concentration of our business in Nevada and California, known to be particularly prone to earthquakes, subjects us to increased exposure to claims arising out of such a catastrophic event.

The fact that we write only a single line of insurance may leave us at a competitive disadvantage, and subjects our financial condition and results of operations to the cyclical nature of the workers’ compensation insurance market.

We face a competitive disadvantage due to the fact that we only offer a single line of insurance. Some of our competitors have additional competitive leverage because of the wide array of insurance products that they offer. For example, a business may find it more efficient or less expensive to purchase multiple lines of commercial insurance coverage from a single carrier. Because we do not offer a range of insurance products and sell only workers’ compensation insurance, we may lose potential customers to larger competitors who do offer a selection of insurance products.

The property and casualty insurance industry is cyclical in nature, and is characterized by periods of so-called ‘‘soft’’ market conditions in which premium rates are stable or falling, insurance is readily available and insurers’ profits decline, and by periods of so-called ‘‘hard’’ market conditions, in which rates rise, coverage may be more difficult to find and insurers’ profits increase. According to the Insurance Information Institute, since 1970, the property and casualty insurance industry experienced hard market conditions from 1975 to 1978, 1984 to 1987 and 2001 to 2004. Although the financial performance of an individual insurance company is dependent on its own specific business characteristics, the profitability of most workers’ compensation insurance companies generally tends to follow this cyclical market pattern. Because we only offer workers’ compensation insurance, our financial condition and operations are subject to this cyclical pattern, and we have no ability to change emphasis to another line of insurance. For example, during a period when there is excess underwriting capacity in the workers’ compensation market and, therefore, lower profitability, we are unable to shift our focus to another line of insurance which is at a different stage of the insurance cycle and, thus, our financial condition and results of operations may be materially adversely affected. The California market in particular is transitioning from a period of capacity shortage to a period of capacity adequacy. This results in lower rate levels and smaller profit margins.

During the period from 1994 to 2001, we believe that rising loss costs, despite declines in the frequency of losses, severely eroded underwriting profitability in the workers’ compensation insurance industry. According to the Insurance Information Institute, the workers’ compensation industry’s accident year combined ratios rose from 97% in 1994 to a high of 138% in 1999. We believe that rising loss costs and low investment returns in recent years have led to poor operating results and have caused some workers’ compensation insurers to suffer severe capital impairment. Only recently during 2005 and in 2006 have we seen insurers begin to increase their capacity in order to allow the underwriting of additional premium in California, our largest market. Because this cyclicality is due in large part to the actions of our competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle. We have experienced significant increased price competition in our target markets since 2003. This cyclical pattern has in the past and could in the future adversely affect our financial condition and results of operations.

If our agreements with our principal strategic distribution partners are terminated or we fail to maintain good relationships with them, our revenues may decline materially and our results of operations may be materially adversely affected. We are also subject to credit risk with respect to our strategic distribution partners.

We have agreements with two principal strategic distribution partners, ADP and Wellpoint, to market and service our insurance products through their sales forces and insurance agencies. For the year ended December 31, 2006, we generated $44.0 million of gross premiums written through ADP and $70.9 million of gross premiums written through Wellpoint. The gross premiums written for ADP and Wellpoint were 11.0% and 17.6% of total gross premiums written during 2006, respectively. Our agreement with ADP is not exclusive, and ADP may terminate the agreement without cause upon 120 days’ notice. Although our distribution agreements with Wellpoint are exclusive, Wellpoint may terminate its agreements with us if the rating of our insurance subsidiary ECIC were to be downgraded and we are not able to provide coverage through a carrier with an A.M. Best financial strength rating of ‘‘B++’’ or better. Wellpoint may also terminate its agreements with us without cause upon 60 days’ notice. The termination of any of these agreements, our failure to maintain good relationships with our principal strategic distribution partners or their failure to successfully market our products may materially reduce our revenues and have a material adverse effect on our results of operations if we are unable to replace the principal strategic distribution partners with other distributors that produce comparable premiums. In addition, we are subject to the risk that our principal strategic distribution partners may face financial difficulties, reputational issues or problems with respect to their own products and services, which may lead to decreased sales of our products and services. Moreover, if either of our principal strategic distribution partners consolidates or aligns itself with another company or changes its products that are currently offered with our workers’ compensation insurance product, we may lose business or suffer decreased revenues.

We are also subject to credit risk with respect to ADP and Wellpoint, as they collect premiums that are due to us for the workers’ compensation products that are marketed together with their own products.

ADP and Wellpoint are obligated on a monthly basis to pass on premiums that they collect on our behalf. Any failure to remit such premiums to us or to remit such amounts on a timely basis could have an adverse effect on our results of operations.

If we do not maintain good relationships with independent insurance agents and brokers, they may sell our competitors’ products rather than ours and our revenues or profitability may decline.

We market and sell our insurance products primarily through independent, non-exclusive insurance agents and brokers. These agents and brokers are not obligated to promote our products and can and do sell our competitors’ products. We must offer workers’ compensation insurance products and services that meet the requirements of these agents and their customers. We must also provide competitive commissions to these agents and brokers. Our business model depends upon an extensive network of local and regional agents and brokers distributed throughout the states in which we do business. We need to maintain good relationships with the agents and brokers with which we contract to sell our products. If we do not, these agents and brokers may sell our competitors’ products instead of ours or may direct less desirable risks to us, and our revenues or profitability may decline. In addition, these agents and brokers may find it easier to promote the broader range of programs of some of our competitors than to promote our single-line workers’ compensation insurance products. The loss of a number of our independent agents and brokers or the failure of these agents to successfully market our products may reduce our revenues and our profitability if we are unable to replace them with agents and brokers that produce comparable premiums.

If we are unable to execute our strategic plan and successfully enter new states, we may not be able to grow, and our financial condition and results of operations could be adversely affected.

One of our strategies is to enter new states. For example, we entered Illinois in the fourth quarter of 2006 and we intend to enter Florida and Oregon in the second quarter of 2007. Additionally, our lack of experience in these new states and the relative speed with which we will be entering them means that this strategy is subject to various risks, including risks associated with our ability to:

•	comply with applicable laws and regulations in those new states;

•	obtain accurate data relating to the workers’ compensation industry and competitive environment in those new states;

•	attract and retain qualified personnel for expanded operations;

•	identify, recruit and integrate new independent agents, brokers and other distribution partners; and

•	augment our internal monitoring and control systems as we expand our business.

Any of these risks, as well as risks that are currently unknown to us or adverse developments in the regulatory or market conditions in any of the new states that we enter, could cause us to fail to grow and could adversely affect our financial condition and results of operations.

A downgrade in our financial strength rating could reduce the amount of business we are able to write or result in the termination of our agreements with ADP or Wellpoint.

Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. Our insurance subsidiaries are currently assigned a group letter rating of ‘‘A−’’ (Excellent), with a ‘‘positive’’ financial outlook, from A.M. Best, which is the rating agency that we believe has the most influence on our business. The ‘‘A−’’ (Excellent) rating is the fourth highest of 16 ratings and is the lowest rating within the category based on modifiers (i.e., ‘‘A’’ and ‘‘A−’’ are ‘‘Excellent’’). This rating is assigned to companies that, in the opinion of A.M. Best, have demonstrated an excellent overall performance when compared to industry standards. A.M. Best considers ‘‘A−’’ rated companies to have an excellent ability to meet their ongoing obligations to policyholders. In addition to A.M. Best ratings (which range from ‘‘A++’’ to ‘‘D’’ for companies not under supervision or liquidation), companies are assigned a rating outlook that indicates the potential direction of a company’s rating for an intermediate period, generally defined as the next twelve to 36 months. A rating outlook of ‘‘positive’’ indicates that a company’s financial/market trends are favorable, relative to its current rating level and, if continued, the company has a good possibility of having its rating upgraded. This rating does not refer to our ability to meet non-insurance obligations and is not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities.

The financial strength ratings of A.M. Best and other rating agencies are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Insurance financial strength ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors or as a recommendation to buy, hold or sell securities. Although the policies that we have issued generally do not provide that policyholders may terminate such policies if the ratings of our insurance subsidiaries fall below a certain level, as a practical matter some of our policyholders may conduct businesses that require them to purchase workers’ compensation insurance from insurers that are rated ‘‘A−’’ or better by A.M. Best. Additionally, our insurance agents and brokers may move their business to our competitors if our rating is downgraded. Therefore, any downgrade in the financial strength rating of our insurance subsidiaries would materially impair our ability to continue to write policies for these policyholders. We do not know how many of our policyholders have businesses that impose such ratings requirements on the purchase of workers’ compensation insurance. Our competitive position relative to other companies is determined in part by our financial strength rating.

Our strategic distribution partner, Wellpoint, requires that we provide workers compensation coverage through a carrier rated ‘‘B++’’ or better by A.M. Best. We currently provide this coverage through our subsidiary ECIC. Our inability to provide such coverage could cause a reduction in the number of policies we write, would adversely impact our relationships with our strategic distribution partners and could have a material adverse effect on our results of operations and our financial position. If ECIC’s rating were to be downgraded and we were not able to enter an agreement to provide coverage through a carrier rated ‘‘B++’’ or better by A.M. Best, Wellpoint may terminate its distribution agreements with us. We cannot assure you that we would be able to enter such an agreement if our rating were downgraded. The termination of our relationship with either ADP or Wellpoint would have a material adverse effect on our results of operations if we are unable to replace them with other distributors that produce comparable premiums.

If we are unable to obtain reinsurance, our ability to write new policies and to renew existing policies would be adversely affected and our financial condition and results of operations could be materially adversely affected.

Like other insurers, we manage our risk by buying reinsurance. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers a portion of insurance risk under policies it has written to another insurance company, called the reinsurer, and pays the reinsurer a portion of the premiums relating to those policies. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. We currently purchase excess of loss reinsurance. We purchase reinsurance to cover larger individual losses and aggregate catastrophic losses from natural perils and terrorism. For the treaty, or contract, year beginning July 1, 2006, we have purchased reinsurance up to $175 million in excess of our $4 million net retention to protect against natural perils and acts of terrorism, excluding nuclear, biological, chemical and radiological events. Our retention is the amount of loss from a single occurrence or event which we must pay prior to the attachment of our excess of loss reinsurance. This means we have reinsurance for covered losses we suffer between $4 million and $175 million. This $175 million in reinsurance protection, in excess of our $4 million net retention, is subject to certain limitations, including (i) the aggregate reinsurance for covered losses between $4 million and $10 million is limited to $18 million, and (ii) the maximum reinsurance recoverable for any single person for losses between $10 million and $175 million is $7.5 million. Our current reinsurance treaty applies to all loss occurrences during and on policies which are in force between 12:01 a.m. July 1, 2006 through 12:01 a.m. July 1, 2007. We have the ability to extend the term of the treaty to continue to apply to policies which are in force at the expiration of the treaty generally for a period of 12 months, but we cannot assure you that our reinsurers will permit such an extension or that we can obtain such an extension on favorable terms. Covered losses which occur prior to expiration or cancellation of the treaty continue to be obligations of the reinsurer and subject to the other conditions in the agreement. We are responsible for these losses if the reinsurer cannot or refuses to pay.

The treaty includes certain exclusions for which our reinsurers are not liable for losses, including but not limited to, losses arising from the following: war, strikes or civil commotion; nuclear incidents other than incidental or ordinary industrial or educational or medical pursuits; underground mining except where incidental; oil and gas drilling, refining and manufacturing; manufacturing, storage and transportation of fireworks or other explosive substances or devices; asbestos abatement, manufacturing or distribution; excess policies attaching excess of a self-insured retention or a deductible greater than $25,000; and commercial airlines personnel. The reinsurance coverage includes coverage for acts of terrorism other than losses directly or indirectly caused by, contributed to, resulting from, or arising out of or in connection with nuclear, radiological, biological or chemical pollution, contamination or explosion. Any loss we suffer that is not covered by reinsurance could expose us to substantial losses.

We review and negotiate our reinsurance coverage annually. Our current treaty has a total of 24 subscribing reinsurers and, at December 31, 2006, Lloyds Syndicate #2020 WEL, Aspen Insurance UK Limited, American Reinsurance Company and Hannover Reuckversicherung-AG individually reinsured 32.0%, 17.5%, 15.0% and 15.0%, respectively, of the first layer of reinsurance ($6 million in excess of the first $4 million in losses). In addition, Endurance Specialty Insurance Ltd. and Aspen Insurance UK Limited reinsured 14.0% and 11.2%, respectively, of our total reinsurance limit ($175 million in excess of the first $4 million in losses) for a total of 25.2% of our total limit. The availability, amount and cost of reinsurance are subject to market conditions and to our loss experience. We cannot be certain that our reinsurance agreements will be renewed or replaced prior to their expiration upon terms satisfactory to us. If we are unable to renew or replace our reinsurance agreements upon terms satisfactory to us, our net liability on individual risks would increase and we would have greater exposure to catastrophic losses. If this were to occur, our underwriting results would be subject to greater variability and our underwriting capacity would be reduced. These consequences could materially adversely affect our financial condition and results of operations.

We are subject to credit risk with respect to our reinsurers, and they may also refuse to pay or may delay payment of losses we cede to them.

Although we purchase reinsurance to manage our risk and exposure to losses, we continue to have direct obligations under the policies we write. We remain liable to our policyholders, even if we are unable to recover from our reinsurers what we believe we are entitled to receive under our reinsurance contracts. Reinsurers might refuse or fail to pay losses that we cede to them, or they might delay payment. For example, we had to replace one of the original reinsurers under the LPT Agreement when its A.M. Best rating dropped below the mandatory level. See ‘‘—Our assumption of the assets, liabilities and operations of the Fund covered all losses incurred by the Fund prior to January 1, 2000, pursuant to legislation passed in the 1999 Nevada legislature. We only obtained reinsurance covering the losses incurred prior to July 1, 1995, and we could be liable for all of those losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers party to such transaction.’’ Since we exclusively write workers’ compensation insurance, with claims that may be paid out over a long period of time, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Recent natural disasters, such as Hurricanes Katrina, Rita and Wilma, have caused unprecedented insured property losses, a significant portion of which will be borne by reinsurers. If a reinsurer is active in both the property and in the workers’ compensation insurance markets, its ability to perform its obligations in the latter market may be adversely affected by events unrelated to workers’ compensation insurance losses.

At December 31, 2006, we carried a total of $1.1 billion of reinsurance recoverables for paid and unpaid losses and LAE. Of the $1.1 billion in reinsurance recoverable, $11.1 million was the current recoverable at December 31, 2006 on paid losses and $1.1 billion was recoverable on unpaid losses and therefore was not currently due at December 31, 2006. With the exception of certain losses assumed from the Fund discussed below, these recoverables are unsecured. The reinsurance recoverables on unpaid losses will become current as we pay the related claims. If we are unable to collect on our reinsurance recoverables, our financial condition and results of operations could be materially adversely affected.

Our assumption of the assets, liabilities and operations of the Fund covered all losses incurred by the Fund prior to January 1, 2000, pursuant to legislation passed in the 1999 Nevada legislature. We only obtained reinsurance covering the losses incurred prior to July 1, 1995, and we could be liable for all of those losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers party to such transaction.

On January 1, 2000, our Nevada insurance subsidiary assumed all of the assets, liabilities and operations of the Fund, including losses incurred by the Fund prior to such date. Our Nevada insurance subsidiary also assumed the Fund’s rights and obligations associated with the LPT Agreement that the Fund entered into with third party reinsurers with respect to its losses incurred prior to July 1, 1995. The LPT Agreement was a retroactive 100% quota share reinsurance agreement under which the Fund initially ceded $1.525 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775 million in cash. The LPT Agreement provides coverage for losses up to $2 billion, excluding losses for burial and transportation expenses, and paid losses under the LPT Agreement totaled $364.5 million through December 31, 2006. Accordingly, to the extent that the Fund’s outstanding losses for claims with original dates of injury prior to July 1, 1995 exceed $2 billion, they will not be covered by the LPT Agreement and we will be liable for those losses to that extent. As of December 31, 2006, the estimated remaining liabilities subject to the LPT Agreement were approximately $1.0 billion.

The reinsurers under the LPT Agreement agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. Accordingly, if the Nevada legislature were to increase the benefits payable for the pre-July 1, 1995 claims, we would be responsible for the increased benefit costs to the extent of the legislative increase. Similarly, if the credit rating of any of the third party reinsurers that are party to the LPT Agreement were to fall below ‘‘A−’’ as determined by A.M. Best or to become insolvent, we would be responsible for replacing any such reinsurer or would be liable for the claims that otherwise would have been transferred to such reinsurer. For example, in 2002, the rating of one of the original reinsurers under the LPT Agreement, Gerling dropped below the mandatory ‘‘A−’’ A.M. Best rating to ‘‘B+’’. Accordingly, we entered into an agreement to replace Gerling with NICO at a cost to us of $32.8 million. We can give no assurance that circumstances requiring us to replace one or more of the current reinsurers under the LPT Agreement will not occur in the future, that we will be successful in replacing such reinsurer or reinsurers in such circumstances, or that the cost of such replacement or replacements will not have a material adverse effect on our results of operations or financial condition.

The LPT Agreement also required the reinsurers to each place assets supporting the payment of claims by them in individual trusts that require that collateral be held at a specified level. The collateralization level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we can require the reinsurers to contribute additional assets to maintain the required minimum level. The value of these assets at December 31, 2006 was approximately $1.0 billion. If the value of the collateral in the trusts drops below the required minimum level and the reinsurers are unable to contribute additional assets, we could be responsible for substituting a new reinsurer or paying those claims without the benefit of reinsurance. One of the reinsurers has collateralized its obligations under the LPT Agreement by placing the stock of a publicly held corporation, with a value of $655.5 million at December 31, 2006, in a trust to secure the reinsurer’s obligation of $566.6 million. The value of this collateral is subject to fluctuations in the market price of such stock. The other reinsurers have placed treasury and fixed income securities in trusts to collateralize their obligations.

For losses incurred by the Fund subsequent to June 30, 1995, we are liable for the entire loss, net of reinsurance purchased by the Fund. If the premiums collected by the Fund for policies written between July 1, 1995 and December 31, 1999 and the investment income earned on those premiums are inadequate to cover these losses, our reserves may prove inadequate and our results of operations and financial condition could be materially adversely affected.

Intense competition could adversely affect our ability to sell policies at rates we deem adequate.

The market for workers’ compensation insurance products is highly competitive. Competition in our business is based on many factors, including premiums charged, services provided, financial ratings assigned by independent rating agencies, speed of claims payments, reputation, policyholder dividends, perceived financial strength and general experience. In some cases, our competitors offer lower priced products than we do. If our competitors offer more competitive premiums, dividends or payment plans, services or commissions to independent agents, brokers and other distributors, we could lose market share or have to reduce our premium rates, which could adversely affect our profitability. Our competitors include other insurance companies, professional employer organizations, third-party administrators, self-insurance funds and state insurance funds. Our main competitors in each of the ten states in which we currently operate vary from state to state but are usually those companies that offer a full range of services in underwriting, loss control and claims. We compete on the basis of the services that we offer to our policyholders and on ease of doing business rather than solely on price. In Nevada, our three largest competitors are American International Group, Inc., Builders Insurance Company and Liberty Mutual Insurance Company. In California, our three largest competitors are the California State Compensation Insurance Fund, American International Group and Zenith National Insurance Company.

Many of our existing and potential competitors are significantly larger and possess greater financial, marketing and management resources than we do. Some of our competitors, including the California State Compensation Insurance Fund, benefit financially by not being subject to federal income tax. Intense competitive pressure on prices can result from the actions of even a single large competitor. Competitors with more surplus than us have the potential to expand in our markets more quickly than we can. Additionally, greater financial resources permit an insurer to gain market share through more competitive pricing, even if that pricing results in reduced underwriting margins or an underwriting loss. Many of our competitors are multi-line carriers that can price the workers’ compensation insurance that they offer at a loss in order to obtain other lines of business at a profit. If we are unable to compete effectively, our business and financial condition could be materially adversely affected.

Our financial condition and results of operations may be materially adversely affected if we are unable to realize our investment objectives.

Investment income is an important component of our net income. As of December 31, 2006, our investment portfolio, excluding cash and cash equivalents, had a carrying value of $1.7 billion. For the year ended December 31, 2006, we had $68.2 million of net investment income. Our investment portfolio is managed by an independent asset manager that operates under investment guidelines approved by our board of directors. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations and market volatility. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Changes in interest rates could have an adverse effect on the value of our investment portfolio and future investment income. For example, changes in interest rates can expose us to prepayment risks on mortgage-backed securities included in our investment portfolio. When interest rates fall, mortgage-backed securities are prepaid more quickly than expected and the holder must reinvest the proceeds at lower interest rates. In periods of increasing interest rates, mortgage-backed securities are prepaid more slowly, which may require us to receive interest payments that are below the interest rates then prevailing for longer than expected.

These and other factors affect the capital markets and, consequently, the value of our investment portfolio and our investment income. Any significant decline in our investment income would adversely affect our revenues and net income and, as a result, decrease our stockholders’ equity and decrease our surplus.

We rely on our information technology and telecommunication systems, and the failure of these systems could materially and adversely affect our business.

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, administer claims and make payments on those claims, facilitate collections, and, upon completion of the implementation of our E ACCESS automated underwriting system, to automatically underwrite and administer the policies we write. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. The failure of these systems, including due to a natural catastrophe, or the termination of any third-party software licenses upon which any of these systems is based, could interrupt our operations or materially impact our ability to evaluate and write new business. As our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner. Any interruption in our ability to write and process new and renewal business, service our customers or pay claims promptly could result in a material adverse effect on our business.

The insurance business is subject to extensive regulation that limits the way we can operate our business.

We are subject to extensive regulation by the insurance regulatory agencies in each state in which our insurance subsidiaries are licensed, most significantly by the insurance regulators in the States of Nevada and California, in which our insurance subsidiaries are domiciled. These state agencies have broad regulatory powers designed primarily to protect policyholders and their employees, not stockholders or other investors. Regulations vary from state to state, but typically address or include:

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the types of terms that we can include in the insurance policies we offer;

•	mandates that may affect wage replacement and medical care benefits paid under the workers’ compensation system;

•	requirements for the handling and reporting of claims;

•	procedures for adjusting claims, which can affect the cost of a claim;

•	restrictions on the way rates are developed and premiums are determined;

•	the manner in which agents may be appointed;

•	establishment of liabilities for unearned premiums, unpaid losses and loss adjustment expenses and other purposes;

•	limitations on our ability to transact business with affiliates;

•	mergers, acquisitions and divestitures involving our insurance subsidiaries;

•	licensing requirements and approvals that affect our ability to do business;

•	compliance with all applicable medical privacy laws;

•	potential assessments for the settlement of covered claims under insurance policies issued by impaired, insolvent or failed insurance companies; and

•	the amount of dividends that ECIC may pay to EICN and that EICN may pay to its immediate holding company Employers Group, Inc. and, in turn, the ability of Employers Group, Inc. to pay dividends to its parent, Employers Holdings, Inc.

Workers’ compensation insurance is statutorily provided for in all of the states in which we do business. State laws and regulations provide for the form and content of policy coverage and the rights and benefits that are available to injured workers, their representatives and medical providers. Legislation and regulation also impact our ability to investigate fraud and other abuses of the workers’ compensation systems where we operate. Our relationships with medical providers are also impacted by legislation and regulation, including penalties for the failure to make timely payments.

In late 2006, the California Department of Insurance initiated the rulemaking process on a set of proposed regulations governing the establishment of reserves and collateral requirements for deductible workers’ compensation insurance. These regulations, if adopted, would alter the way in which reserves are established under deductible workers’ compensation insurance and change the manner in which Special California Schedule P deposits are calculated. Under current California law, workers’ compensation insurers are not required to count the deductible retained by their insureds when calculating their Schedule P deposit. The proposed regulations would require the inclusion of any deductible in the Schedule P deposit. As a result, insurance companies, including ECIC, would have to increase the amount of their Schedule P deposit to cover the deductible portion of any policy. At this time, we do not write any deductible policies. Were we to commence writing deductible policies in the future, and if the proposed regulations were adopted, our Schedule P deposit would need to increase and, correspondingly, these funds would no longer be available to ECIC.

Regulatory authorities have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. We may be unable to maintain all required approvals or comply fully with the wide variety of applicable laws and regulations, which are continually undergoing revision and which may be interpreted differently among the jurisdictions in which we conduct business, or to comply with the then current interpretation of such laws and regulations. In some instances, where there is uncertainty as to applicability, we follow practices based on our interpretations of regulations or practices that we believe generally to be followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. We are also subject to regulatory oversight of the timely payment of workers’ compensation insurance benefits in all the states where we operate. Regulatory authorities may impose monetary fines and penalties if we fail to pay benefits to injured workers and fees to our medical providers in accordance with applicable laws and regulations.

The NAIC has developed a system to test the adequacy of statutory capital, known as ‘‘risk-based capital,’’ which has been adopted by all of the states in which we operate. This system establishes the minimum amount of capital and surplus calculated in accordance with statutory accounting principles necessary for an insurance company to support its overall business operations. It identifies insurers that may be inadequately capitalized by looking at the inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. The need to maintain our risk-based capital levels may prevent us from expanding our business or meeting strategic goals in a timely manner. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct our business.

In addition, the NAIC has developed the Insurance Regulatory Information System (IRIS). IRIS was designed to provide state regulators with an integrated approach to monitor the financial condition of insurers for the purposes of detecting financial distress and preventing insolvency. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 13 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a ‘‘usual range’’ of results. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. Ratios of an insurance company that fall outside the usual range are generally regarded by insurance regulators as part of an early warning system. Insurance regulators will generally begin to investigate, monitor or make inquiries of an insurance company if four or more of the company’s ratios fall outside the usual ranges. Although these inquiries can take many forms, regulators may require the insurance company to provide additional written explanation as to the causes of the particular ratios being outside of the usual range, the actions being taken by management to produce results that will be within the usual range in future years and what, if any, actions have been taken by the insurance regulator of the insurers’ state of domicile. Regulators are not required to take action if an IRIS ratio is outside of the usual range, but depending upon the nature and scope of the particular insurance company’s exception (for example, if a particular ratio indicates an insurance company has insufficient capital) regulators may act to reduce the amount of insurance the company can write or revoke the insurers’ certificate of authority and may even place the company under supervision. As of December 31, 2006, EICN had two ratios outside the usual range and ECIC had one ratio outside the usual range; all other ratios for EICN and ECIC were within the usual range. See ‘‘Regulation—IRIS Ratio.’’ These ratios related to EICN’s investment yield and the ratio of liabilities to liquid assets. EICN’s investment yield ratio was one-tenth of one percent below the usual range in 2006. This was principally related to EICN’s asset allocation to equities being above property and casualty insurance industry averages for the majority of the fiscal year, in addition to its equity interest in ECIC. EICN and ECIC’s liabilities to liquid assets ratios were also outside the usual range because total liabilities includes funds withheld pursuant to their inter-company pooling agreement. See ‘‘Regulation—IRIS Ratio.’’ If either EICN or ECIC has unusual results on four or more ratios in the future, they may be subject to the actions of state regulators discussed above.

This extensive regulation of our business may affect the cost or demand for our products and may limit our ability to obtain rate increases or to take other actions that we might pursue to increase our profitability. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations or interpretations by regulatory authorities could impact our operations and require us to bear additional costs of compliance.

We are a holding company with no direct operations, we depend on the ability of our subsidiaries to transfer funds to us to meet our obligations, and our insurance subsidiaries’ ability to pay dividends to us is restricted by law.

Employers Holdings is a holding company that transacts substantially all of its business through operating subsidiaries. Its primary assets are the shares of stock of our operating subsidiaries. The ability of Employers Holdings to meet obligations on outstanding debt, to pay stockholder dividends and to make other payments depends on the surplus and earnings of our subsidiaries and their ability to pay dividends or to advance or repay funds, and, in particular, upon the ability of our Nevada domiciled insurance company, EICN, to pay dividends to its immediate holding company and, in turn, the ability of that holding company to pay dividends to Employers Holdings.

Nevada law limits the payment of cash dividends by EICN to its immediate holding company by providing that payments cannot be made except from available and accumulated surplus money otherwise unrestricted (unassigned) and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend otherwise prohibited by these restrictions may only be declared and distributed upon the prior approval of the Nevada Commissioner of Insurance.

As of December 31, 2004 and 2005, EICN had negative unassigned surplus of $198.7 million and $71.9 million, respectively, and therefore was unable to pay a dividend to us at such dates without prior approval of the Nevada Commissioner of Insurance. At December 31, 2006, EICN had positive unassigned surplus of $38.0 million and therefore had the capability of paying a dividend to us of up to such an amount without the prior approval of the Nevada Commissioner of Insurance.

EICN must give the Nevada Commissioner of Insurance prior notice of any extraordinary dividends or distributions that it proposes to pay to its immediate holding company, even when such a dividend or distribution is to be paid out of available and otherwise unrestricted (unassigned) surplus. EICN may pay such an extraordinary dividend or distribution if the Nevada Commissioner of Insurance either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of: (a) 10% of EICN’s statutory surplus as regards policyholders at the next preceding December 31; or (b) EICN’s statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31.

On October 17, 2006, the Nevada Commissioner of Insurance granted EICN permission to pay us an aggregate of up to an additional $55.0 million in one or more extraordinary dividends subsequent to the successful completion of the initial public offering and before December 31, 2008. The payment of these dividends was conditioned upon the expiration of the underwriters’ over-allotment option period, prior repayment of any expenses of Employers Holdings, Inc. and its subsidiaries arising from the conversion and the IPO, the exhaustion of any proceeds retained by Employers Holdings, Inc. from the IPO, maintaining the risk-based capital (RBC), total adjusted capital of EICN above a specified level on the date of declaration and payment of any particular extraordinary dividend after taking into account the effect of such dividend, and maintaining all required filings with the Nevada Division of Insurance. We may use these extraordinary dividends from EICN, as well as any ordinary dividends that we may receive over time from EICN, to pay quarterly dividends to our stockholders as described under ‘‘Dividend Policy,’’ to repurchase our stock and/or for general corporate purposes. However, the October 17, 2006 extraordinary dividend approval prohibits us from using any such extraordinary dividends to increase executive compensation.

As the direct owner of ECIC, EICN will be the direct recipient of any dividends paid by ECIC. The ability of ECIC to pay dividends to EICN is, in turn, limited by California law. California law provides that, absent prior approval of the California Insurance Commissioner, dividends can only be declared from earned surplus, excluding any earned surplus (1) derived from the net appreciation in the value of assets not yet realized, or (2) derived from an exchange of assets, unless the assets received are currently realizable in cash. In addition, California law provides that the California Insurance Commissioner must approve (or, within a 30-day notice period, not disapprove) any dividend that, together with all other such dividends paid during the preceding 12 months, exceeds the greater of: (a) 10% of ECIC’s statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. The maximum pay-out that may be made by ECIC to EICN during 2007 without prior approval is $61.0 million. Under California regulations, an additional liability, known as an excess statutory reserve, which reduces statutory surplus, must be recorded if a company’s workers’ compensation losses and LAE ratio is less than 65% in each of the three most recent accident years. Excess statutory reserves reduced ECIC’s statutory-basis surplus by $33.9 million to $314.1 million at December 31, 2006, as filed and reported to the regulators.

Our board of directors has authorized the payment of a dividend of $0.06 per share of our common stock per quarter to our stockholders of record beginning in the second quarter of 2007. Any determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us (including the payment of the extraordinary dividends referred to above), our results of operations and cash flows, our financial position and capital requirements, general business conditions, any legal, tax, regulatory and contractual restrictions on the payment of dividends (including those described above), and any other factors our board of directors deems relevant. There can be no assurance that we will declare and pay any dividends.

We have a limited history as a taxpayer, and, as such, we cannot predict whether the Internal Revenue Service (or other taxing authorities) could assert any tax deficiencies against us that could have a material adverse effect on our financial condition and results of operations.

We commenced operations as an insurance company owned by our policyholders, also known as a private mutual insurance company, on January 1, 2000 when EICN assumed the assets, liabilities and operations of the Fund. While the Fund had over 80 years of workers’ compensation experience in Nevada, it was not subject to U.S. federal income taxation prior to 2000 because it was a part of the State of Nevada. EICN became subject to U.S. federal income taxation from and after January 1, 2000. Although we believe that EICN has properly reported and paid its U.S. federal income taxes in all material respects, we have never been audited by the Internal Revenue Service and, if we were audited, we cannot predict whether the Internal Revenue Service would assert any tax deficiencies that could result in our paying additional taxes that could have a material adverse effect on our financial condition and results of operations.

Our profitability may be adversely impacted by inflation, legislative actions and judicial decisions.

The effects of inflation could cause claims costs to rise in the future. Our reserve for losses and LAE includes assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatment and litigation costs. In addition, judicial decisions and legislative actions continue to broaden liability and policy definitions and to increase the severity of claims payments. To the extent inflation and these legislative actions and judicial decisions cause claims costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

Administrative proceedings or legal actions involving our insurance subsidiaries could have a material adverse effect on our business, results of operations or financial condition.

Our insurance subsidiaries are involved in various administrative proceedings and legal actions in the normal course of their insurance operations. Our subsidiaries have responded to the actions and intend to defend against these claims. These claims concern issues including eligibility for workers’ compensation insurance coverage or benefits, the extent of injuries, wage determinations and disability ratings. Adverse decisions in multiple administrative proceedings or legal actions could require us to pay significant amounts in the aggregate or to change the manner in which we administer claims, which could have a material adverse effect on our financial results.

If we cannot obtain adequate or additional capital on favorable terms, including from writing new business and establishing premium rates and reserve levels sufficient to cover losses, we may not have sufficient funds to implement our future growth or operating plans and our business, financial condition or results of operations could be materially adversely affected.

Our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses will generally determine our future capital requirements. If we have to raise additional capital, equity or debt, financing may not be available on terms that are favorable to us. In the case of equity financings, dilution to our stockholders could result. In any case, such securities may have rights, preferences and privileges that are senior to those of our shares of common stock. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our future growth or operating plans and our business, financial condition or results of operations could be materially adversely affected.

Our business is largely dependent on the efforts of our management because of its industry expertise, knowledge of our markets and relationships with the independent agents and brokers that sell our products, and the loss of any members of our management team could disrupt our operations and have a material adverse affect on our ability to execute on our strategies.

Our success will depend in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting personnel and other skilled employees who are knowledgeable about our business. The current success of our business is dependent in significant part on the efforts of Douglas Dirks, our president and chief executive officer, Martin Welch, the president and chief operating officer of our insurance subsidiaries, and William Yocke, our executive vice president and chief financial officer. Many of our regional and local officers are also critical to our operations because of their industry expertise, knowledge of our markets and relationships with the independent agents and brokers who sell our products. We have entered into employment agreements with certain of our key executives. These employment agreements are for a set term of three years and we may terminate the agreements for cause, including but not limited to material breach by the executive, willful violation of any law, rule or regulation by the executive and conviction of the executive for any felony or crime, including moral turpitude. We do not maintain key man life insurance for those executives. If we were to lose the services of members of our management team or key regional or local officers, we may be unable to find replacements satisfactory to us and our business. As a result, our operations may be disrupted and our financial performance may be adversely affected.

We are party to certain litigation involving our assumption of the assets of the Fund and this litigation, if determined unfavorably to us, could have a material adverse effect on our business.

On October 10, 2006, a qui tam action captioned State of Nevada, ex rel., David J. Otto v. Employers Insurance Company of Nevada, et al. (referred to herein as the ‘‘complaint’’) in the second judicial district court of the State of Nevada was commenced pursuant to Nevada Revised Statute 357.080 et seq. (the ‘‘Nevada False Claims Act’’). The Nevada False Claims Act authorizes a private plaintiff to commence an action on behalf of the State of Nevada under the circumstances prescribed by the statute (‘‘qui tam action’’). Nevada law requires that a qui tam action be filed under seal and remain under seal pending a decision by the Attorney General of the State of Nevada regarding whether to intervene in the action within the requisite statutory period. On March 6, 2006, the complaint was filed under seal, but the Attorney General did not intervene within the period prescribed under the Nevada qui tam statute.

The complaint alleges, among other things, that EICN has violated the provisions of the Nevada False Claims Act embodied in Nevada Revised Statutes 357.040(1)(d), (g) and (h) in connection with an allegedly unconstitutional transfer of assets from the Fund to EICN on January 1, 2000 pursuant to Amendment No. 190 to Senate Bill No. 37 (‘‘SB 37’’) passed in the 1999 Nevada Legislature and signed into law by gubernatorial proclamation allegedly in abrogation of Article 9, Section 2 of the Nevada Constitution. Article 9, Section 2 provides in pertinent part under subparagraph 2: ‘‘Any money paid for the purpose of providing compensation for industrial accidents and occupational diseases, and for administrative expenses incidental thereto ... must be segregated in proper accounts in the state treasury, and such money must never be used for any other purposes, and they are hereby declared to be trust funds for the uses and purposes herein specified.’’ The complaint contends that although Article 9, Section 2 requires that the assets that were transferred to EICN be held in trust for the benefit of the State of Nevada, EICN has falsely and knowingly claimed that (i) it had and has legal title to these assets, (ii) it was not and is not a trustee with respect to such assets, and (iii) it failed to report any of the assets to the State (otherwise known as a reverse false claim). The complaint also asserts a number of common law causes of action arising out of the same allegations.

Although the complaint does not specify the amount of money damages that it seeks, the complaint does seek money damages for the State of Nevada in an amount equal to three times the amount of all funds transferred to EICN under SB 37 and the gubernatorial proclamation as well as three times the amount of all rents, profits and income from the funds so transferred. The complaint also seeks declaratory and injunctive relief as well as an accounting. The plaintiff requests that he be awarded between 14 and 50 percent of any recovery by the State of Nevada, together with attorneys’ fees and costs in accordance with the Nevada False Claims Act.

While the case is in a very preliminary stage, EICN believes that it has meritorious defenses to all of the plaintiff’s claims and intends to defend the action vigorously. Nonetheless, should the plaintiff obtain an adverse judgment for the maximum amount sought in the complaint, such an adverse judgment would have a material adverse impact on EICN’s financial condition. On November 20, 2006, EICN moved to dismiss the complaint in its entirety and with prejudice. On December 20, 2006, the plaintiff opposed EICN’s motion to dismiss. No hearing has been set on EICN’s motion.

From time to time, we are involved in pending and threatened litigation in the normal course of business in which claims for monetary damages are asserted. In the opinion of management, the ultimate liability, if any, arising from such pending or threatened litigation is not expected to have a material effect on our result of operations, liquidity or financial position.

Assessments by guaranty funds and other assessments may reduce our profitability.

Most states have guaranty fund laws under which insurers doing business in the state are required to fund policyholder liabilities of insolvent insurance companies. Generally, assessments are levied by guaranty associations within the state, up to prescribed limits, on all insurers doing business in that state on the basis of the proportionate share of the premiums written by insurers doing business in that state in the lines of business in which the impaired, insolvent or failed insurer is engaged. Maximum contributions required by law in any one state in which we currently offer insurance vary between 1% and 2% of premiums written. We recorded an estimate of $1.3 million and $2.2 million for our expected liability for guaranty fund assessments at December 31, 2006 and December 31, 2005, respectively. As of December 31, 2006, all states in which we operate, other than California, had not levied any assessments; therefore, there are no expected recoveries as of December 31, 2006. A guaranty fund payment on deposit balance of $8.1 million as of December 31, 2006 was recorded as an asset for assessments paid to the California Insurance Guaranty Association that includes policy surcharges still to be collected in the future. The assessments levied on us may increase as we increase our premiums written or if we write business in additional states. In some states, we receive a credit against our premium taxes for guaranty fund assessments. The effect of these assessments or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

Government authorities are continuing to investigate the insurance industry, which may materially adversely affect our financial condition and results of operations.

The attorneys general for multiple states and other insurance regulatory authorities have been investigating a number of issues and practices within the insurance industry relating to allegations of improper special payments, price-fixing, bid-rigging, improper accounting practices and other alleged misconduct, including payments made by insurers to brokers and the practices surrounding the placement of insurance business. These investigations of the insurance industry in general, whether involving our company specifically or not, together with any legal or regulatory proceedings, related settlements and industry reform or other changes arising therefrom, may materially adversely affect our business and future prospects. Any such investigation or threatened investigation may materially adversely affect our financial condition and results of operations.

Proposed legislation could impact our operations.

From time to time, there have been various attempts to regulate insurance at the federal level. Currently, the federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include securities regulation, privacy and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include bills pending before Congress that would create a federal insurance regulatory agency, but would allow insurers to choose to be regulated either by such agency or under the applicable existing state regime. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.

Risks Related to the Conversion

A challenge to the Nevada Commissioner of Insurance’s approval of the application for conversion could result in uncertainty regarding the terms of our conversion and could reduce the market price of our common stock.

On August 22, 2006, we filed an application for approval of the plan of conversion with the Nevada Commissioner of Insurance. The Nevada Commissioner of Insurance held a public hearing on the application for conversion on October 26, 2006 and issued an initial order approving the application for conversion on November 29, 2006, based upon, among other things, a determination that the plan of conversion is fair and equitable to our eligible members. The initial order of the Nevada Commissioner of Insurance approving the application for conversion did not address the fairness of the plan of conversion to purchasers of common stock in the IPO.

At a special meeting of our members on January 13, 2007, the plan of conversion, including the amended and restated articles of incorporation of EIG, was approved by the required votes of our members. On January 13, 2007, the Nevada Commissioner of Insurance issued a final order approving the application for conversion.

Nevada law provides that any party aggrieved by a final order of the Nevada Commissioner of Insurance approving the plan of conversion may petition for judicial review in a state district court. Under Nevada Revised Statutes 233B.035, for the purposes of this section ‘‘party’’ means ‘‘each person or agency named or admitted as a party, or properly seeking and entitled as of right to be admitted as a party, in any contested case.’’ Under Nevada law, judicial review of a decision of the Nevada Commissioner of Insurance must be sought by initiating an action under the Nevada Administrative Procedure Act in the appropriate district court within thirty days of receipt of the final order. A successful challenge could result in injunctive relief, a modification of the plan of conversion or the Nevada Commissioner of Insurance’s approval of the plan of conversion being set aside. In addition, a successful challenge could result in substantial uncertainty relating to the terms and effectiveness of the plan of conversion, and an extended period of time might be required to reach a final determination. Because Nevada law provides that only eligible members are entitled to receive consideration as part of the conversion, certain of our members will not receive consideration and thus may have a greater incentive to challenge the conversion. All eligible members were given the option to request cash consideration rather than common stock.

In order to successfully challenge the Nevada Commissioner of Insurance’s approval of the application for conversion, a challenging party would have to sustain the burden of showing that approval was arbitrary, capricious, an abuse of discretion, made in violation of lawful procedures, clearly erroneous in view of the substantial evidence on the whole record, in violation of constitutional or statutory provisions, in excess of the statutory authority of the Nevada Commissioner of Insurance or affected by an error of law. Such an outcome would likely reduce the market price of our common stock, would likely be materially adverse to purchasers of our common stock, and would likely have a material adverse effect on our results of operations and financial condition.

We currently are not aware of any lawsuits or proceedings challenging the initial or final orders issued by the Nevada Commissioner of Insurance approving the application for conversion. However, we cannot assure you that no such lawsuits or proceedings will be commenced.

The market price of our common stock may decline if persons receiving common stock as consideration in the conversion sell their stock in the public market.

Substantially all of the 22,765,407 shares of our common stock distributed as consideration to eligible members in the conversion are freely tradable, and eligible members who received these shares in the conversion were not required to pay any cash for them. The sale of substantial amounts of common stock in the public market, or the perception that such sales could occur, could reduce the prevailing market price for our common stock.

Risk Related to Our Common Stock

The requirements of being a public company may strain our resources, including personnel, and cause us to incur additional expenses.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’) and the Sarbanes-Oxley Act of 2002 (the ‘‘Sarbanes-Oxley Act’’). These requirements may strain resources, including personnel, and cause us to incur additional expenses. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of these controls, significant resources and management oversight will be required. This may divert management’s attention from other business concerns. Changes associated with fully implementing effective disclosure controls and procedures and internal controls over financial reporting may take longer than we anticipate and may result in potentially significant extra cost. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly those serving on our audit committee.

We will be exposed to risks, including potentially significant expenses and business process changes, relating to evaluations of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act and failure to implement the requirements of Section 404 in a timely manner or the discovery of material weaknesses in our controls could expose us to material expenses.

As a public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act by no later than December 31, 2007. We are in the process of evaluating our internal control systems to allow management to report on, and our independent auditors to assess, our internal controls over financial reporting. We have hired a consultant to assist us with our Section 404 compliance process. We are using the Committee of Sponsoring Organizations of the Treadway Commission (COSO) internal control framework to evaluate the effectiveness of our controls over financial reporting. We cannot be certain, however, as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations, nor can we assure you that our compliance with Section 404 will not result in significant additional expenditures. Compliance with Section 404 will require the devotion of substantial time and attention from our management and may require us to secure additional personnel. For example, we anticipate that we will hire additional non-management compliance and reporting staff over the next year in order to ensure we can meet our reporting obligations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity that remain unremediated. As a public company, we are required to disclose, among other things, control deficiencies that constitute a ‘‘material weakness.’’ A ‘‘material weakness’’ is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the disclosure by us of a material weakness may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.

Insurance laws of Nevada and other applicable states and certain provisions of our charter documents and Nevada corporation law could prevent or delay a change of control of us and could also adversely affect the market price of our common stock.

Under Nevada insurance law and our amended and restated articles of incorporation that became effective upon completion of the conversion, for a period of five years following February 5, 2007 or, if earlier, until such date as we no longer directly or indirectly own a majority of the outstanding voting stock of EICN, no person may directly or indirectly acquire or offer to acquire in any manner beneficial ownership of five percent or more of any class of our voting securities without the prior approval by the Nevada Commissioner of Insurance of an application for acquisition under Section 693A.500 of the Nevada Revised Statutes. Under Nevada insurance law, the Nevada Commissioner of Insurance may not approve an application for such acquisition unless the Commissioner finds that (1) the acquisition will not frustrate the plan of conversion as approved by our members and the Commissioner, (2) the board of directors of EICN has approved the acquisition or extraordinary circumstances not contemplated in the plan of conversion have arisen which would warrant approval of the acquisition, and (3) the acquisition is consistent with the purpose of relevant Nevada insurance statutes to permit conversions on terms and conditions that are fair and equitable to the members eligible to receive consideration. Accordingly, as a practical matter, any person seeking to acquire us within five years after February 5, 2007 may only do so with the approval of the board of directors of EICN.

In addition, the insurance laws of Nevada and California generally require that any person seeking to acquire control of a domestic insurance company must obtain the prior approval of the insurance commissioner. Furthermore, insurance laws in many other states contain provisions that require pre-notification to the insurance commissioners of those states of a change in control of a non-domestic insurance company licensed in those states. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change of control, they authorize regulatory action (including a possible revocation of our authority to do business) in the affected state if particular conditions exist, such as undue market concentration. Any future transactions that would constitute a change of control of us may require prior notification in the states that have pre-acquisition notification laws. Because we have an insurance subsidiary domiciled in Nevada and another insurance subsidiary domiciled in California and licensed in numerous other states, any future transaction that would constitute a change in control of us would generally require the party seeking to acquire control to obtain the prior approval of the Nevada Commissioner of Insurance and the California Insurance Commissioner and may require pre-acquisition notification in those states in which we are licensed to conduct business that have adopted pre-acquisition notification provisions. ‘‘Control’’ is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. Obtaining these approvals may result in a material delay of, or deter, any such transaction. Therefore, any person seeking to acquire a controlling interest in us would face regulatory obstacles which may delay, deter or prevent an acquisition that stockholders might consider in their best interests.

Provisions of our amended and restated articles of incorporation and amended and restated by-laws could discourage, delay or prevent a merger, acquisition or other change in control of us, even if our stockholders might consider such a change in control to be in their best interests. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. In particular, our amended and restated articles of incorporation and amended and restated by-laws include provisions:

•	dividing our board of directors into three classes;

•	eliminating the ability of our stockholders to call special meetings of stockholders;

•	permitting our board of directors to issue preferred stock in one or more series;

•	imposing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at the stockholder meetings;

•	prohibiting stockholder action by written consent, thereby limiting stockholder action to that taken at a meeting of our stockholders; and

•	providing our board of directors with exclusive authority to adopt or amend our by-laws.

These provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a premium over the then current market price for our common stock.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our principal executive offices are located in leased premises in Reno, Nevada. In addition to serving as our principal executive office, our Reno location also serves as our corporate headquarters providing corporate services in a variety of areas including finance, human resources, information technology, marketing and communications, legal, administration, corporate underwriting and claims. It also serves as a territorial office providing services in underwriting, marketing, loss control and claims related support. Our other territorial offices are located in Glendale, Newbury Park and San Francisco, California; Denver, Colorado; Henderson, Nevada; and Boise, Idaho. Our offices in Fresno, California; Irving, Texas; Phoenix, Arizona; Salt Lake City, Utah; Schaumburg, Illinois; and Tampa, Florida are primarily focused on marketing and underwriting services.

As March 1, 2007, we leased approximately 240,712 square feet of total office space in the following locations:

Location	Square Feet
Reno, Nevada	75,909
Henderson, Nevada	44,953
Glendale, California	61,637
Newbury Park, California	12,512
Fresno, California	5,997
San Francisco, California	23,342
Boise, Idaho	11,295
Denver, Colorado	4,090
Phoenix, Arizona	220
Salt Lake City, Utah	215
Schaumburg, Illinois	215
Irving, Texas	162
Tampa, Florida	165

In addition, we own a 15,120 square foot building in Carson City, Nevada, which is used as a storage facility.

We are currently in negotiations for additional space and renewing leased premises at a number of our locations. Our current leases for our Glendale and Newbury Park locations expire in September 2007. We are in active negotiations to renew our existing leases in both locations. The lease for our Reno, Nevada, offices expires in March 2008. We are currently in lease renewal negotiations for this location. The lease for our Fresno, California office expires in July 2008. We anticipate beginning lease renewal negotiations for that space in the second quarter of 2007.

We believe that our existing office space is adequate for our current needs and we will continue to enter into new lease agreements as needed to address future space requirements.

Item 3.    Legal Proceedings

On October 10, 2006, a qui tam action captioned State of Nevada, ex rel., David J. Otto v. Employers Insurance Company of Nevada, et al. (referred to herein as the ‘‘complaint’’) in the second judicial district court of the State of Nevada was commenced pursuant to Nevada’s False Claims Act. The Nevada False Claims Act authorizes a private plaintiff to commence an action on behalf of the State of Nevada under the circumstances prescribed by the statute (‘‘qui tam action’’). Nevada law requires that a qui tam action be filed under seal and remain under seal pending a decision by the Attorney General of the State of Nevada regarding whether to intervene in the action within the requisite statutory period. On March 6, 2006, the complaint was filed under seal, but the Attorney General did not intervene within the period prescribed under the Nevada qui tam statute.

The complaint alleges, among other things, that EICN has violated the provisions of the Nevada False Claims Act embodied in Nevada Revised Statutes 357.040(1)(d), (g) and (h) in connection with an allegedly unconstitutional transfer of assets from the Fund to EICN on January 1, 2000 pursuant to Amendment No. 190 to SB 37 passed in the 1999 Nevada Legislature and signed into law by gubernatorial proclamation allegedly in abrogation of Article 9, Section 2 of the Nevada Constitution. Article 9, Section 2 provides in pertinent part under subparagraph 2: ‘‘Any money paid for the purpose of providing compensation for industrial accidents and occupational diseases, and for administrative expenses incidental thereto . . . must be segregated in proper accounts in the state treasury, and such money must never be used for any other purposes, and they are hereby declared to be trust funds for the uses and purposes herein specified.’’ The complaint contends that although Article 9, Section 2 requires that the assets that were transferred to EICN be held in trust for the benefit of the State of Nevada, EICN has falsely and knowingly claimed that (i) it had and has legal title to these assets, (ii) it was not and is not a trustee with respect to such assets, and (iii) it failed to report any of the assets to the State (otherwise known as a reverse false claim). The complaint also asserts a number of common law causes of action arising out of the same allegations.

Although the complaint does not specify the amount of money damages that it seeks, the complaint does seek money damages for the State of Nevada in an amount equal to three times the amount of all funds transferred to EICN under SB 37 and the gubernatorial proclamation as well as three times the amount of all rents, profits and income from the funds so transferred. The complaint also seeks declaratory and injunctive relief as well as an accounting. The plaintiff requests that he be awarded between 14 and 50 percent of any recovery by the State of Nevada, together with attorneys’ fees and costs in accordance with the Nevada False Claims Act.

While the case is in a very preliminary stage, EICN believes that it has meritorious defenses to all of plaintiffs claims and intends to defend the action vigorously. Nonetheless, should the plaintiff obtain an adverse judgment for the maximum amount potentially sought in the complaint, such an adverse judgment would have a material adverse impact on EICN’s financial condition. On November 20, 2006, EICN moved to dismiss the complaint in its entirety and with prejudice. On December 20, 2006, the plaintiff filed an opposition to EICN’s motion to dismiss. No hearing has been set on EICN’s motion to dismiss the complaint.

From time to time, we are involved in pending and threatened litigation in the normal course of business in which claims for monetary damages are asserted. In the opinion of management, the ultimate liability, if any, arising from such pending or threatened litigation is not expected to have a material effect on our result of operations, liquidity or financial position.

Item 4.    Submission of Matters to a Vote of Security Holders

Plan of Conversion

On August 17, 2006, the board of directors of EIG unanimously proposed, approved and adopted a plan of conversion under which EIG would convert from a mutual insurance holding company to a publicly traded stock corporation.

On August 22, 2006, we filed an application for conversion with the Nevada Commissioner of Insurance. The Nevada Commissioner of Insurance held a public hearing on the application for conversion on October 26, 2006 and issued an initial order approving the application for conversion on November 29, 2006, based upon, among other things, a determination that the plan of conversion was fair and equitable to our eligible members.

At a special meeting of our members on January 13, 2007, the plan of conversion, including the amended and restated articles of incorporation of EIG, was approved by the required votes of our members. On January 13, 2007, the Nevada Commissioner of Insurance issued a final order approving our application for conversion.

On February 5, 2007, we completed our IPO and no other matter was submitted to a vote of security holders of Employers Holdings, Inc. during the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Effective February 5, 2007, we completed the initial public offering of our common stock. Our common stock has been listed on the New York Stock Exchange (NYSE) under the symbol ‘‘EIG’’ since January 31, 2007. Prior to that time, there was no public market for our common stock. As of March 26, 2007, there were approximately 3,282 holders of record of our common stock.

The table below sets forth the reported high and low sales prices at the market close for our common stock, as quoted on the NYSE, for the period from January 31, 2007 through March 26, 2007.

	High	Low
January 31, 2007 through March 26, 2007	$23.30	$19.17

A performance graph comparing the yearly percentage change in our cumulative stockholder return against the cumulative return of certain indexes is not being presented as no public market existed for our common stock prior to January 31, 2007.

Dividend Policy

No stockholder dividends were paid in 2006. Our board of directors has authorized the payment of a dividend of $0.06 per share of common stock per quarter to our stockholders of record beginning in the second quarter of 2007. Any determination to pay dividends will be at the discretion of our board of directors and will be dependent upon:

•	the surplus and earnings of our subsidiaries and their ability to pay dividends and/or other statutorily permissible payments to us (in particular, the ability of our Nevada domiciled insurance company, EICN, to pay dividends to its immediate holding company and, in turn, the ability of that holding company to pay dividends to us);

•	our results of operations and cash flows;

•	our financial position and capital requirements;

•	general business conditions;

•	any legal, tax, regulatory and contractual restrictions on the payment of dividends; and

•	any other factors our board of directors deems relevant.

There can be no assurance that we will declare and pay any dividends.

We are a holding company and, therefore, our ability to pay dividends, service our debt and meet our other obligations depends primarily on the ability of our subsidiaries, especially EICN, to pay dividends and make other statutorily permissible payments to us. Our insurance subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. See ‘‘Item 1A—Risk Factors—Risks related to our Business—We are a holding company with no direct operations, we depend on the ability of our subsidiaries to transfer funds to us to meet our obligations, and our insurance subsidiaries’ ability to pay dividends to us is restricted by law.’’ Nevada law limits the payment of cash dividends by EICN to its immediate holding company and, in turn, to us by providing that dividends cannot be made except from available and accumulated surplus money otherwise unrestricted (unassigned) and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. At December 31, 2006, EICN had positive unassigned surplus of $38.0 million and therefore had the capability to pay a dividend of up to such amount to us without prior approval of the Nevada Commissioner of Insurance.

On October 17, 2006, the Nevada Commissioner of Insurance granted EICN permission to pay us an aggregate of up to an additional $55 million in one or more extraordinary dividends subsequent to the successful completion of the IPO and before December 31, 2008. The payment of these dividends is conditioned upon the expiration of the underwriters’ over-allotment option period, prior repayment of any expenses of the Company and its subsidiaries arising from the conversion and the IPO, the exhaustion of any proceeds retained by Employers Holdings, Inc. from the recently completed initial public offering, maintaining the RBC total adjusted capital of EICN above a specified level on the date of declaration and payment of any particular extraordinary dividend after taking into account the effect of such dividend, and maintaining all required filings with the Nevada Division of Insurance. The company must expend all of the approximately $9.4 million of net proceeds from the IPO that we retained before EICN may pay us any amount of the $55 million extraordinary dividend. We may use these extraordinary dividends from EICN, as well as any ordinary dividends that we may receive over time from EICN, to pay quarterly dividends to our stockholders, to repurchase our stock and/or for general corporate purposes. However, the October 17, 2006 extraordinary dividend approval prohibits us from using any such dividends to increase executive compensation.

Summary of Recent Capital Stock Transactions

Initial Public Offering

The Company completed its initial public offering on February 5, 2007, with the sale of 26,750,000 shares of common stock at $17 per share. Prior to that time, there was no public market for our common stock. The shares were registered under the Securities Act of 1933 under a Registration Statement on Form S-1 (Registration No. 333-139092) that was declared effective by the Securities and Exchange Commission (SEC) on January 30, 2007. The Registration Statement also covered an additional 4,012,500 shares of common stock pursuant to an option granted to the underwriters. On February 1, the underwriters exercised the option to purchase 4,012,500 shares of common stock. The sale of these shares closed on February 5, 2007. The managing underwriter in the IPO was Morgan Stanley & Co., Incorporated.

Our net proceeds from the initial public offering and the exercise of the over allotment were approximately $472.4 million, after deducting approximately $34.0 million in underwriting discounts and commissions and approximately $16.6 million in other expenses related to the IPO and the conversion. We used approximately $11.7 million of our net proceeds for required mandatory cash distributions to our policyholder members and approximately $451.3 million elected cash distributions to our policyholder members. We retained approximately $9.4 million of net proceeds from the IPO, which may be used for working capital, payment of future dividends on common stock, repurchases of shares of common stock and other general corporate purposes. The entire amount of such retained proceeds must be expended before EICN may pay any amount of the $55 million extraordinary dividend approved by the Nevada Department of Insurance.

Shares Issued that were Exempt from Registration

As consideration for our eligible members who elected to receive shares of our common stock rather than cash in the conversion, on March 9, 2007, we issued 22,765,407 shares of our common stock to these members in reliance upon the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended. Prior to the issuance, we obtained a ‘‘no action’’ letter from the SEC indicating that the SEC’s Division of Corporation Finance would not recommend an enforcement action to the Commission if we undertook the issuance of these shares.

Description of Stock

Our authorized capital stock consists of 175,000,000 shares of capital stock, consisting of (i) 150,000,000 shares of common stock, $0.01 par value per share, and (ii) 25,000,000 shares of preferred stock, $0.01 par value per share. No preferred stock has been issued.

Description of Common Stock

The holders of our common stock elect all directors and are entitled to one vote per share on all other matters coming before a stockholders’ meeting. Our common stock has no cumulative voting rights.

Accordingly, the holders of a majority of the shares of common stock entitled to vote in any election of directors can elect all of the directors standing for election, if they so choose. Holders of our common stock are entitled to participate equally in dividends when and as declared by our board of directors and in net assets on liquidation. The shares of common stock have no preemptive rights to participate in future stock offerings.

Acquisitions of Common Stock by Directors and Executive Officers

For a period of six months following completion of the conversion and this initial public offering, no acquisitions of any shares of common stock or options or rights to acquire any shares of our common stock, including under any benefit plan or arrangement, may be made by (1) any of our directors or senior officers, (2) any spouse, parent, spouse of a parent, child or spouse of a child of, or other family member living in the same household with, any of our directors or senior officers, or (3) any entity that is controlled by any director, senior officer or other such related person.

Limitations on Acquisitions of Common Stock

Under Nevada insurance law and our amended and restated articles of incorporation that became effective on completion of the conversion, for a period of five years following February 5, 2007 or, if earlier, until such date as Employers Holdings no longer directly or indirectly owns a majority of the outstanding voting stock of EICN, no person may directly or indirectly acquire or offer to acquire in any manner beneficial ownership of five percent or more of any class of voting securities of Employers Holdings, Inc. without the prior approval by the Nevada Commissioner of Insurance of an application for acquisition under Section 693A.500 of the Nevada Revised Statutes. Under Nevada insurance law, the Nevada Commissioner of Insurance may not approve an application for such acquisition unless the Commissioner finds that (1) the acquisition will not frustrate the plan of conversion as approved by our members and the Commissioner, (2) the board of directors of EICN has approved the acquisition or extraordinary circumstances not contemplated in the plan of conversion have arisen which would warrant approval of the acquisition, and (3) the acquisition is consistent with the purpose of relevant Nevada insurance statutes to permit conversions on terms and conditions that are fair and equitable to the members eligible to receive consideration. Accordingly, as a practical matter, any person seeking to acquire us within five years after February 5, 2007 may only do so with the approval of the board of directors of EICN.

Stock Repurchase Plan

Management intends to recommend to our board of directors that the board authorize a stock repurchase program of up to an aggregate amount of $75 million of our shares of common stock in 2007 and up to an aggregate amount of $50 million of our shares of common stock in 2008. If the program is authorized, we may make purchases of our common stock under the program up to such amounts from time to time, in the open market or in privately negotiated transactions, at such prices and on such terms as may be determined by our board of directors (or an authorized committee of our board of directors) out of funds legally available therefore and subject to applicable law.

The actual amount of stock repurchased, if any, will be subject to the discretion of our board of directors and will be dependent on various factors, including market conditions, legal, tax, regulatory and contractual restrictions on repurchases (including legal restrictions affecting the amount and timing of repurchase activity), our capital position, the performance of our investment portfolio, our results of operations and cash flows, our financial position and capital requirements, general business conditions, alternative potential investment opportunities available to us and any other factors our board of directors deems relevant. There can be no assurance that we will undertake any repurchases of our common stock pursuant to the program.

In addition, our ability to fund any repurchases of our common stock under the stock repurchase program will depend on the surplus and earnings of our subsidiaries and their ability to pay dividends or to advance or repay funds, and, in particular, upon the ability of our Nevada domiciled insurance company, EICN, to pay dividends to its immediate holding company and, in turn, the ability of that holding company to pay dividends to Employers Holdings. See ‘‘Risk Factors—Risks Related to Our Business’’ for a discussion of the restrictions on our subsidiaries’ ability to pay dividends.

Equity and Incentive Plan

The Company registered 1,605,838 shares of common stock with a par value of $0.01 for the Employers Holdings, Inc. Equity and Incentive Plan. In recognition of becoming a public company, we issued founders’ grants in the form of a nonqualified stock option to purchase 300 shares of our common stock to each full-time employee, excluding our senior officers, at the initial public offering stock price and pursuant to the terms of the Employers Holdings, Inc. Equity and Incentive Plan. Part—time employees received a grant to purchase 150 of our shares. An aggregate of 187,200 non-qualified stock options were granted. The founders’ grants will vest pro rata on each of the first three anniversaries of the closing of our initial public offering on February 5, 2007, subject to the continued employment of the employee, and have a maximum term of seven years.

Item 6.    Selected Financial Data

The following selected historical consolidated financial data should be read in conjunction with ‘‘Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. The selected historical financial data as of December 31, 2005 and 2006 and for the years ended December 31, 2004, 2005 and 2006 have been derived from our audited consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The selected historical financial data as of December 31, 2003 and 2004 and for the year ended December 31, 2003 have been derived from our audited consolidated financial statements and related notes thereto not included in this Form 10-K. The selected historical financial data as of and for the year ended December 31, 2002 has been derived from our unaudited consolidated financial statements and related notes thereto not included in this Form 10-K. This historical financial data includes all adjustments, consisting of normal recurring adjustments that management considers necessary for a fair presentation of our financial position and results of operations for the periods presented. These historical results are not necessarily indicative of results to be expected in any future period.

The selected historical financial data reflect the ongoing impact of the LPT Agreement, a retroactive 100% quota share reinsurance agreement that our Nevada insurance subsidiary assumed on January 1, 2000 in connection with our assumption of the assets, liabilities and operations of the Fund, pursuant to legislation passed in the 1999 Nevada legislature. Upon entry into the LPT Agreement, we recorded as a liability a deferred reinsurance gain which we amortize over the period during which underlying reinsured claims are paid. We record adjustments to the direct reserves subject to the LPT Agreement based on our periodic reevaluations of these reserves.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except ratios)
Income Statement Data:
Revenues:
Net premiums earned	$180,116	$298,208	$410,302	$438,250	$392,986
Net investment income	36,889	26,297	42,201	54,416	68,187
Realized (losses) gains on investments	(2,028)	5,006	1,202	(95)	54,277
Other income	(6,442)	1,602	2,950	3,915	4,800
Total revenues	$208,535	$331,113	$456,655	$496,486	$520,250
Expenses:
Losses and loss adjustment expenses	113,776	118,123	229,219	211,688	129,755
Commission expense	16,919	56,310	55,369	46,872	48,377
Underwriting and other operating expense	44,345	56,738	65,492	69,934	87,826
Total expenses	175,040	231,171	350,080	328,494	265,958
Net income before income taxes	33,495	99,942	106,575	167,992	254,292
Income taxes	834	3,720	11,008	30,394	82,722
Net income	$32,661	$96,222	$95,567	$137,598	$171,570
Pro forma earnings per common share – basic and diluted(1)	$0.65	$1.92	$1.91	$2.75	$3.43
Selected Operating Data:
Gross premiums written(2)	$197,202	$337,089	$437,694	$458,671	$401,756
Net premiums written(3)	186,950	297,649	417,914	439,721	387,184
Losses and LAE ratio(4)	63.2%	39.6%	55.9%	48.3%	33.0%
Commission expense ratio(5)	9.4	18.9	13.5	10.7	12.3
Underwriting and other operating expense ratio(6)	24.6	19.0	16.0	16.0	22.3
Combined ratio(7)	97.2	77.5	85.4	75.0	67.7
Net income before impact of LPT Agreement(8)(9)(10)	$11,015	$46,098	$72,824	$93,842	$152,197
Pro forma earning per common share – basic and diluted – before impact of LPT Agreement(1)(10)	$0.22	$0.92	$1.46	$1.88	$3.04

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands, except ratios)
Balance Sheet Data:
Cash and cash equivalents	$283,351	$166,213	$60,414	$61,083	$79,984
Total investments	858,637	1,015,762	1,358,228	1,595,771	1,715,673
Reinsurance recoverable on paid and unpaid losses	1,315,240	1,243,085	1,206,612	1,151,166	1,107,900
Total assets	2,683,916	2,738,295	2,935,686	3,094,229	3,195,725
Unpaid losses and loss adjustment expenses	2,212,368	2,193,439	2,284,542	2,349,981	2,307,755
Deferred reinsurance gain – LPT Agreement(8)(9)	579,033	528,909	506,166	462,409	443,036
Total liabilities	2,911,865	2,842,754	2,925,936	2,949,622	2,891,948
Total (deficit) equity	(227,949)	(104,459)	9,750	144,607	303,777
Other Financial and Ratio Data:
Total equity including deferred reinsurance gain – LPT Agreement(8)(9)(11)	351,084	424,450	515,916	607,016	746,813
Total statutory surplus(12)	224,234	338,656	430,676	530,612	640,479
Net premiums written to total statutory surplus ratio(13)	0.83x	0.88x	0.97x	0.83x	0.60x

(1)	The pro forma earnings per common share—basic and diluted—is presented to depict the impact of our conversion described above, as prior to the conversion we did not have any outstanding common shares. The earnings per common share—basic and diluted—was computed using only the shares of the our common stock issued to eligible members in the conversion (50,000,002), and does not include any shares issued to new investors in connection with the our initial public offering or the impact of the cash elections made by eligible members. We had no common stock equivalents outstanding for the periods presented that would create a dilutive effect on pro-forma earnings per share.

(2)	Gross premiums written is the sum of both direct premiums written and assumed premiums written before the effect of ceded reinsurance and the intercompany pooling agreement. Direct premiums written are the premiums on all policies our insurance subsidiaries have issued during the year. Assumed premiums written are premiums that our insurance subsidiaries have received from any authorized state-mandated pools and a previous fronting facility. See Note 7 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.

(3)	Net premiums written is the sum of direct premiums written and assumed premiums written less ceded premiums written. Ceded premiums written is the portion of direct premiums written that we cede to our reinsurers under our reinsurance contracts. See Note 7 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.

(4)	Losses and LAE ratio is the ratio (expressed as a percentage) of losses and LAE to net premiums earned.

(5)	Commission expense ratio is the ratio (expressed as a percentage) of commission expense to net premiums earned.

(6)	Underwriting and other operating expense ratio is the ratio (expressed as a percentage) of underwriting and other operating expense to net premiums earned.

(7)	Combined ratio is the sum of the losses and LAE ratio, the commission expense ratio and the underwriting and other operating expense ratio.

(8)	In connection with our January 1, 2000 assumption of the assets, liabilities and operations of the Fund, our Nevada insurance subsidiary assumed the Fund’s rights and obligations associated with the LPT Agreement, a retroactive 100% quota share reinsurance agreement with third party reinsurers, which substantially reduced exposure to losses for pre-July 1, 1995 Nevada insured risks. Pursuant to the LPT Agreement, the Fund initially ceded $1.525 billion in liabilities for incurred but unpaid losses and LAE, which represented substantially all of the Fund’s outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995.

(9)	Deferred reinsurance gain—LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income.

(10)	We define net income before impact of LPT Agreement as net income less (i) amortization of deferred reinsurance gain—LPT Agreement and (ii) adjustments to LPT Agreement ceded reserves. We define pro forma earnings per share—basic and diluted—before impact of the LPT Agreement as net income before impact of the LPT Agreement divided by the common shares issued in our conversion (50,000,002). These are not measurements of financial performance under GAAP and should not be considered in isolation or as an alternative to any other measure of performance derived in accordance with GAAP.

We present net income before impact of LPT Agreement because we believe that it is an important supplemental measure of operating performance to be used by analysts, investors and other interested parties in evaluating us. We present pro forma earnings per share—basic and diluted— before impact of the LPT Agreement because we believe that it is an important supplemental measure of performance by outstanding common share issued in our conversion.

The LPT Agreement was a non-recurring transaction which does not result in ongoing cash benefits and consequently we believe these presentations are useful in providing a meaningful understanding of our operating performance. In addition, we believe these non-GAAP measures, as we have defined them, are helpful to our management in identifying trends in our performance because the item excluded has limited significance in our current and ongoing operations.

The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the periods presented:

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Net income	$32,661	$96,222	$95,567	$137,598	$171,570
Less: Impact of LPT Agreement:
Amortization of deferred reinsurance gain – LPT Agreement	21,690	19,015	20,296	16,891	19,373
Adjustment to LPT Agreement ceded reserves(a) .	(44)	31,109	2,447	26,865	—
Net income before impact of LPT Agreement .	$11,015	$46,098	$72,824	$93,842	$152,197

(a)	Any adjustment to the estimated direct reserves ceded under the LPT Agreement is reflected in losses and LAE for the period during which the adjustment is determined, with a corresponding increase or decrease in net income in the period. There is a corresponding change to the reinsurance recoverables on unpaid losses as well as the deferred reinsurance gain. A cumulative adjustment to the amortization of the deferred gain is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. See Note 2 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.

(11)	We define total equity including deferred reinsurance gain—LPT Agreement as total equity plus deferred reinsurance gain —LPT Agreement. Total equity including deferred reinsurance gain—LPT Agreement is not a measurement of financial position under GAAP and should not be considered in isolation or as an alternative to total equity or any other measure of financial health derived in accordance with GAAP.

We present total equity including deferred reinsurance gain—LPT Agreement because we believe that it is an important supplemental measure of financial position to be used by analysts, investors and other interested parties in evaluating us. The LPT Agreement was a non-recurring transaction and the treatment of the deferred gain does not result in ongoing cash benefits or charges to our current operations and consequently we believe this presentation is useful in providing a meaningful understanding of our financial position.

The table below shows the reconciliation of total equity to total equity including deferred reinsurance gain—LPT Agreement for the periods presented:

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Total (deficit) equity	$(227,949)	$(104,459)	$9,750	$144,607	$303,777
Deferred reinsurance gain – LPT Agreement	579,033	528,909	506,166	462,409	443,036
Total equity including deferred reinsurance gain – LPT Agreement	$351,084	$424,450	$515,916	$607,016	$746,813

(12)	Total statutory surplus represents the total consolidated surplus of EICN, which includes its wholly-owned subsidiary ECIC, our insurance subsidiaries, prepared in accordance with the accounting practices of the NAIC, as adopted by Nevada or California, as the case may be. See Note 9 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.

(13)	Net premiums written to total statutory surplus ratio is the ratio of our insurance subsidiaries’ annual net premiums written to total statutory surplus.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the accompanying notes thereto included in Item 8 and Item 15 of this report. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties and other factors described in Item 1A of this report. Our actual results in future periods may differ from those referred to herein due to a number of factors, including the risks described in the sections entitled ‘‘Risk Factors’’ and ‘‘Forward-Looking Statements and Associated Risks’’ and elsewhere in this report.

Overview

We are a specialty provider of workers’ compensation insurance focused on select small businesses engaged in low to medium hazard industries. Workers’ compensation is a statutory system under which an employer is required to pay for its employees’ medical, disability and vocational rehabilitation and death benefit costs for work-related injuries or illnesses. Our business has historically targeted businesses located in several western states, primarily California and Nevada. During 2005, based on net premiums written, we were the largest, seventh largest and seventeenth largest non-governmental writer of workers’ compensation insurance in Nevada, California and the United States, respectively, based on net premiums written, as reported by A.M. Best.

We believe we benefit by targeting small businesses, a market that we believe to date has been characterized by fewer competitors, more attractive pricing and strong persistency when compared to the U.S. workers’ compensation insurance industry in general. As a result of our disciplined underwriting standards, we believe we are able to price our policies at levels which are sustainable, competitive and profitable. Our approach to underwriting is therefore consistent with our strategy of not sacrificing profitability and stability for top-line revenue growth.

In 2006, we wrote 73.5% and 19.4% of our direct premiums written in California and Nevada, respectively. We also write business in seven other states (Arizona, Colorado, Montana, Idaho, Illinois, Texas and Utah) and are licensed to write business in eight additional states (Florida, Georgia, Maryland, Massachusetts, New Mexico, New York, Oregon and Pennsylvania). We market and sell our workers’ compensation insurance products through independent local and regional agents and brokers, and through our strategic distribution partners, including our principal strategic distribution partners, ADP and Wellpoint. In 2006, we wrote $114.9 million, or 28.6%, of our gross premiums written through ADP and Wellpoint. We entered Illinois in the fourth quarter of 2006 and we intend to enter Florida and Oregon in the second quarter of 2007.

We commenced operations as a private domestic mutual insurance company on January 1, 2000 when our Nevada insurance subsidiary assumed the assets, liabilities and operations of the Nevada State Industrial Insurance System (the Fund). The Fund had over 80 years of workers’ compensation experience in Nevada. In July 2002, we acquired the renewal rights to a book of workers’ compensation insurance business, and certain other tangible and intangible assets, from Fremont, primarily comprising accounts in California and, to a lesser extent, in Idaho, Montana, Utah and Colorado. Because of the Fremont transaction, we were able to establish our important relationships and distribution agreements with ADP and Wellpoint.

In connection with our January 1, 2000 assumption of the assets, liabilities and operations of the Fund, our Nevada insurance subsidiary assumed the Fund’s rights and obligations associated with the LPT Agreement, a retroactive 100% quota share reinsurance agreement with third party reinsurers, which substantially reduced exposure to losses for pre-July 1, 1995 Nevada insured risks. Pursuant to the LPT Agreement, the Fund initially ceded $1.525 billion in liabilities for the incurred but unpaid losses and LAE, which represented substantially all of the Fund’s outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995. Entry into the LPT Agreement resulted in an initial deferred reinsurance gain in accordance with GAAP, and this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. In addition, we receive a contingent commission under the LPT Agreement. Increases and decreases in the contingent commission are reflected in our commission expense, see ‘‘—Results of Operations’’.

We operate in a single reportable segment and have three strategic business units overseeing 13 territorial offices serving the various states in which we are currently doing business.

We currently believe that the workers’ compensations insurance industry is transitioning to a more competitive market environment. Our strategy across market cycles is to maintain underwriting profitability, manage our expenses and focus on underserved markets within our targeted classes of businesses that we believe will provide greater opportunities for profitable returns.

Revenues

We derive our revenues primarily from the following:

Net Premiums Earned.    Our net premiums earned have historically been generated primarily in California and Nevada. In California, we have reduced our rates by 60.5% from September 2003 through January 1, 2007, including a decline of 35.2% since January 1, 2006. This compares with the California Workers Compensation Insurance Rating Bureau recommendation of a 35.9% rate decline for the same period. We expect that we will further reduce our rates in California in 2007 as a result of cost savings arising from benefit reforms, such as new controls on medical costs and changes in the state’s permanent disability compensation formula as well as increasing competitive pressures in the market. Rates in Nevada over the same period have declined by 11.4%. In Nevada, we expect rate levels to increase in 2007 as a result of a decision of the Nevada Commissioner of Insurance to increase rates beginning March 1, 2007 by 3.4%. Our determination on premium rate levels is based on, among other things, emerging data concerning the impact of previous workers compensation reforms, the impact of potential future reforms, profitability expectations, the competitive environment and loss costs trends.

At December 31, 2006, we experienced an increase of 2,056 or 7.4% in the total number of policies in force over December 31, 2005. In California, we experienced an increase of 2,040 or 10.6% in the total policies in force over December 2005. Also, for states other than California and Nevada in which we operate, we experienced an increase of 487 or 35.5% in the total policies in force over December 2005. This policy growth was insufficient to offset the decline in premium we have experienced in California principally due to declining rate levels. In Nevada, we experienced a decline of 471 or 6.7% in the number of policies in force, principally as a result of adherence to our underwriting guidelines designed to minimize underwriting of classes of business that do not meet our target risk profiles and due to competitive pressures. Companywide, we expect to see a similar declining total premium trend in 2007, where consistent policy growth will reduce but not offset the decline in premium written in California and Nevada. It is uncertain how these trends will impact profitability.

Net Investment Income and Realized Gains (Losses) on Investments.    We invest our statutory surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid losses and loss adjustment expenses) in fixed maturity securities and equity securities. Net investment income includes revenue from interest and dividends on invested assets less bank service charges, custodial and portfolio management fees. Realized gains (losses) on investments include the gain or loss on a security at the time of sale compared to its original cost (equity securities) or amortized cost (fixed maturity investments). Our net investment income and realized gains and losses on investments are affected by general economic conditions. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be ‘‘other-than-temporary’’ the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in earnings as a realized loss on investments.

On March 5, 2004, we appointed Conning Asset Management as our sole portfolio manager, replacing the previous team of seven managers. Conning follows our written investment guidelines based on strategies approved by our Board of Directors. Our investment strategy was revised from a total return perspective to one maximizing economic value through dynamic asset/liability management, subject to regulatory and rating agency constraints. As a result of this change, the fixed maturity securities portion of our portfolio maintains a duration target of 5.00, an equity allocation target of 6% – 15% and a maximum tax-exempt capacity of not more than 60% of the total fixed maturity portfolio. Decreasing the equity allocation has had the effect of decreasing surplus volatility (because under statutory accounting principles, equity securities are carried at fair value with the unrealized gains/losses charged directly to surplus in contrast to fixed income securities which are carried at amortized cost with no impact on surplus due to changes in fair value), while increasing the duration target has helped to increase the tax-equivalent investment yield from 4.83% for the year ended December 31, 2005 to 5.29% for the year ended December 31, 2006. Our tax-exempt allocation is supported by our strong operating profitability and tax paying status. As this process is dynamic in nature and reevaluated at a detailed level on a quarterly basis, there could be further changes in the duration and allocation of the portfolio.

Expenses

Our expenses consist of the following:

Losses and LAE.    Losses and LAE represent our largest expense item and include claim payments made, estimates for future claim payments and changes in those estimates for current and prior periods and costs associated with investigating, defending and adjusting claims. The quality of our financial reporting depends in large part on accurately predicting our losses and LAE, which are inherently uncertain as they are estimates of the ultimate cost of individual claims based on actuarial estimation techniques. In states other than Nevada, we have a short operating history and must rely on a combination of industry experience and our specific experience to establish our best estimate of losses and LAE reserves. The interpretation of historical data can be impacted by external forces, principally legislative changes, economic fluctuations and legal trends. In recent years, we experienced lower losses and LAE in California than we anticipated due to factors such as regulatory reform designed to reduce loss costs in that market and inflation. The joint marketing of our workers’ compensation insurance with Wellpoint’s health insurance products also assists in reducing losses since employees make fewer workers’ compensation claims because they are insured for non-work related illnesses or injuries and thus are less likely to seek treatment for a non-work related illness or injury through their employers’ workers’ compensation insurance carrier.

Commission Expense.    Commission expense includes commissions to our agents and brokers for the premiums that they produce for us and fees in connection with fronting facilities, and is net of contingent commission income related to the LPT Agreement. Commissions paid to our agents and brokers and fronting fees paid to other insurers are deferred and amortized to commission expense in our statements of income as the premiums generating these commissions and fees are earned.

Underwriting and Other Operating Expense.    Underwriting and other operating expense includes the costs to acquire and maintain an insurance policy (excluding commissions) consisting of premium taxes and certain other general expenses that vary with, and are primarily related to, producing new or renewal business. These acquisition costs are deferred and amortized to underwriting and other operating expense in the statement of income as the related premiums are earned. Other underwriting expenses consist of policyholder dividends and general administrative expenses such as salaries, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, and boards, bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans and experience data. The magnitude of our underwriting and other operating expense is a reflection of our operational efficiency in producing, underwriting and administering our business. We expect that our efficiency will be enhanced by the full implementation of our cost-effective and highly automated underwriting software program that allows for electronic submission and review of insurance applications, employing our underwriting standards and guidelines. However, the cost savings realized through such efficiencies may be offset, in whole or in part, by the potentially significant costs that we may incur in connection with the reporting and internal control requirements to which we will be subject under Federal securities laws and New York Stock Exchange listing requirements as a result of becoming a public company. For 2006, other operating expenses included a charge of $10.0 million for the costs of the conversion from a mutual holding company to a public stock company. The Company is estimating that an additional $1.0 million will be incurred in 2007.

Critical Accounting Policies

Management believes it is important to understand our accounting policies in order to understand our financial statements. Management considers some of these policies to be very important to the presentation of our financial results because they require us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of our assets, liabilities, revenues and expenses and the related disclosures. Some of the estimates result from judgments that can be subjective and complex and, consequently, actual results in future periods might differ from these estimates.

Management believes that the most critical accounting policies relate to the reporting of reserves for losses and LAE, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, recognition of premium revenue, deferred policy acquisition expenses, deferred income taxes and the valuation of investments.

The following is a description of our critical accounting policies:

Reserves for Losses and Loss Adjustment Expenses

We are directly liable for losses and LAE under the terms of insurance policies our insurance subsidiaries underwrite. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. Our loss reserves are reflected in our balance sheets under the line item caption ‘‘unpaid losses and loss adjustment expenses.’’ As of December 31, 2006, our reserves for unpaid losses and LAE, net of reinsurance, were $1.2 billion.

Accounting for workers’ compensation insurance requires us to estimate the liability for the expected ultimate cost of unpaid losses and LAE, referred to as loss reserves, as of a balance sheet date. We seek to provide estimates of loss reserves that equal the difference between the expected ultimate losses and LAE of all claims that have occurred as of a balance sheet date and amounts already paid. Management establishes the loss reserve based on its own analysis of emerging claims experience and environmental conditions in our markets and review of the results of various actuarial projection methods and their underlying assumptions. Our aggregate carried reserve for unpaid losses and LAE is a point estimate, which is the sum of our reserves for each accident year in which we have exposure. This aggregate carried reserve calculated by us represents our best estimate of our outstanding unpaid losses and LAE.

Maintaining the adequacy of loss reserve estimates is an inherent risk of the workers’ compensation insurance business. As described below, workers’ compensation claims may be paid over a long period of time. Therefore, estimating reserves for workers’ compensation claims may involve more uncertainty than estimating reserves for other lines of insurance with shorter or more definite periods between occurrence of the claim and final determination of the claim amount. The amount by which estimated losses in the aggregate, measured subsequently by reference to payments and additional estimates, differ from those previously estimated for a specific time period is known as ‘‘reserve development.’’ Reserve development is unfavorable when payments for losses are made for more than the levels at which they were reserved or when subsequent estimates indicate a basis for reserve increases on open claims. In this case, the previously-estimated loss reserves are considered ‘‘deficient.’’ Reserve development is favorable when estimates of ultimate losses indicate a decrease in established reserves. In this case, the previously estimated loss reserves are considered ‘‘redundant.’’ Reserve development, whether due to an increase or decrease in the aggregate estimated losses, is reflected in operating results through an adjustment to incurred losses and LAE during the accounting period in which the development is recognized.

Although claims for which reserves are established may not be paid for several years or more, we do not discount loss reserves in our financial statements for the time value of money.

The three main components of our reserves for unpaid losses and LAE are case reserves, ‘‘incurred but not reported’’ or IBNR reserves, and LAE reserves.

Case reserves are estimates of future claim payments based upon periodic case-by-case evaluation and the judgment of our claims adjusting staff, as applied at the individual claim level. Our claims examiners determine these case reserves for reported claims on a claim-by-claim basis, based on the examiners’ judgment and experience and on our case reserving practices. We update and monitor our case reserves frequently as appropriate to reflect current information. Our case reserving practices account for the type of occupation or business, the circumstances surrounding the claim, the nature of the accident and of the resulting injury, the current medical condition and physical capabilities of the injured worker, the expected future course and cost of medical treatment and of the injured worker’s disability, the existence of dependents of the injured worker, policy provisions, the statutory benefit provisions applicable to the claim, relevant case law in the state, and potentially other factors and considerations.

IBNR is an actuarial estimate of future claim payments beyond those considered in the case reserve estimates, relating to claims arising from accidents that occurred during a particular time period on or prior to the balance sheet date. Thus, IBNR is the compilation of the estimated ultimate losses for each accident year less amounts that have been paid and case reserves. IBNR reserves, unlike case reserves, do not apply to a specific claim, but rather apply to the entire body of claims arising from a specific time period. IBNR primarily provides for costs due to:

•	future claim payments in excess of case reserves on recorded open claims;

•	additional claim payments on closed claims; and

•	the cost of claims that have not yet been reported to us.

Most of our IBNR reserves relate to estimated future claim payments over and above our case reserves on recorded open claims. For workers’ compensation, most claims are reported to the employer and to the insurance company relatively quickly, and relatively small amounts are paid on claims that already have been closed (which we refer to as ‘‘reopenings’’). Consequently, late reporting and reopening of claims are a less significant part of IBNR for our insurance subsidiaries.

LAE reserves are our estimate of the diagnostic, legal, administrative and other similar expenses that we will spend in the future managing claims that have occurred on or before the balance sheet date. LAE reserves are established in the aggregate, rather than on a claim-by-claim basis.

A portion of our losses and LAE obligations are ceded to unaffiliated reinsurers. We establish our losses and LAE reserves both gross and net of ceded reinsurance. The determination of the amount of reinsurance that will be recoverable on our losses and LAE reserves includes both the reinsurance recoverable from our excess of loss reinsurance policies, as well as reinsurance recoverable under the terms of the LPT Agreement. Our reinsurance arrangements also include an intercompany pooling arrangement between EICN and ECIC, whereby each of them cedes some of its premiums, losses, and LAE to the other, but this intercompany pooling arrangement does not affect our consolidated financial statements included elsewhere in this report.

Our reserve for unpaid losses and loss adjustment expenses (gross and net), as well as the above-described main components of such reserves were as follows as of December 31:

	2004	2005	2006
	(in thousands)
Case reserves	$777,379	$772,544	$753,102
IBNR	1,235,277	1,290,029	1,261,521
LAE	271,886	287,408	293,132
Gross unpaid losses and LAE	2,284,542	2,349,981	2,307,755
Reinsurance recoverables on unpaid losses and LAE, gross	1,194,728	1,141,500	1,098,103
Net unpaid losses and LAE	$1,089,814	$1,208,481	$1,209,652

Workers’ compensation is considered to be a ‘‘long-tail’’ line of insurance, meaning that there can be an extended elapsed period between when a claim occurs (when the worker is injured on the job) and the final payment and resolution of the claim. As discussed above, the ‘‘long tail’’ for workers’ compensation usually is not caused by a delay in the reporting of the claim. The vast majority of our workers’ compensation claims are reported very promptly. The ‘‘long tail’’ for workers’ compensation is caused by the fact that benefits are often paid over a long period of time, and many of the benefit amounts are difficult to determine in advance of their payment. Our obligations with respect to an injured worker may include medical care and disability-related payments for the duration of the injured worker’s disability, in accordance with state workers’ compensation statutes, all of which payments are considered as part of a single workers’ compensation claim and are our responsibility if we were providing coverage to the employer on the date of injury. For example, in addition to medical expenses, an injured worker may receive payments for lost income associated with total or partial disability, whether temporary or permanent (i.e., the disability is expected to continue until normal retirement age or death, whichever comes first). We may also be required to make payments, often over a period of many years, to surviving spouses and children of workers who are killed in the course and scope of their employment. The specific components of injured workers’ benefits are defined by the laws in each state.

Based on historical insurance industry experience countrywide, as reported by A.M. Best, approximately ten percent of workers’ compensation claim dollars are expected to be paid more than ten years after the claim occurred. While our payout pattern likely will differ from the industry’s, the industry experience illustrates the general duration of workers’ compensation claims. The duration of the injured worker’s disability, the course and cost of medical treatment, as well as the lifespan of dependents, are uncertain and are difficult to determine in advance. We endeavor to minimize this risk by closing claims promptly, to the extent feasible. In addition, there are no policy limits on our liability for workers’ compensation claims as there are for other forms of insurance. We endeavor to mitigate this risk by purchasing reinsurance that will provide us with financial protection against the impact of very large claims and catastrophes.

Although we update and monitor our case reserves frequently as appropriate to reflect current information, it is very difficult to set precise case reserves for an individual claim due to the inherent uncertainty about the future duration of a specific injured worker’s disability, the course and cost of medical care for that injured worker, and the other factors described above. Therefore, in addition to establishing case reserves on a claim-by-claim basis, we, like other workers’ compensation insurance companies, establish IBNR reserves based on analyses and projections of aggregate claims data. Evaluating data on an aggregate basis eliminates some of the uncertainty associated with an individual claim. However, considerable uncertainty remains as many claims can be affected simultaneously by changes in environmental conditions such as medical technology, medical costs and medical cost inflation, economic conditions, the legal and regulatory climate, and other factors. The cost of a group of workers’ compensation claims is not known with certainty until every one of the claims is ultimately closed.

Unpaid LAE is also estimated and monitored. The amount that will be spent managing claims will depend on the duration of the claims, the course of the injured worker’s disability and medical treatment, the nature and degree of any disputes relating to our obligations to the claimant, the administrative and legal environment in which issues are addressed and resolved, and the cost of the company personnel and other resources that are used in the management of claims. Therefore, our LAE reserves also contribute to the overall uncertainty of our aggregate reserve for unpaid losses and LAE.

For the reasons described above, estimating reserves for workers’ compensation claims may be more uncertain than estimating reserves for other lines of insurance with shorter or more definite periods between occurrence of the claim and final determination of the ultimate loss and with policy limits on liability for claim amounts. Accordingly, our reserves may prove to be inadequate to cover our actual losses and LAE.

Actuarial methodologies are used by workers’ compensation insurance companies, including us, to analyze and estimate the aggregate amount of unpaid losses and LAE. As mentioned above, management considers the results of various actuarial projection methods and their underlying assumptions among other factors in establishing the reserves for unpaid losses and LAE.

Judgment is required in the actuarial estimation of unpaid losses and LAE. The judgments include the selection of methodologies to project the ultimate cost of claims; the selection of projection parameters based on historical company data, industry data, and other benchmarks; the identification and quantification of potential changes in parameters from historical levels to current and future levels due to changes in future claims development expectations caused by internal or external factors; and the weighting of differing reserve indications that result from alternative methods and assumptions. The adequacy of our ultimate loss reserves, which are based on estimates, is inherently uncertain and represents a significant risk to our business, which we attempt to mitigate through our claims management process and by monitoring and reacting to statistics relating to the cost and duration of claims. However, no assurance can be given as to whether the ultimate liability will be more or less than our loss reserve estimates.

We have retained an independent actuarial consulting firm, the Tillinghast business of Towers, Perrin, Forster and Crosby, Inc. (which we refer to in ‘‘—Results of Operations’’ as the ‘‘consulting actuary’’), to perform a comprehensive study of our losses and LAE liability semi-annually. The role of our consulting actuary as an advisor to management is to conduct sufficient analyses to produce a range of reasonable estimates, as well as a point estimate, of our unpaid losses and LAE liability, and to present those results to management. The consulting actuary also renders an opinion, as required by statutory financial reporting requirements, as to the reasonableness of our provision for unpaid losses and LAE.

For purposes of analyzing claim payment and emergence patterns and trends over time, we compile and aggregate our claims data by grouping the claims according to the year or quarter in which the claim occurred (‘‘accident year’’ or ‘‘accident quarter’’), since each such group of claims is at a different stage of progression toward the ultimate resolution and payment of those claims. The claims data is aggregated and compiled separately for different types of claims and/or claimant benefits. For our Nevada business, where a substantial detailed historical database is available from the Fund (from which our Nevada insurance subsidiary, EICN, assumed assets, liabilities and operations in 2000), these separate groupings of benefit types include death, permanent total disability, permanent partial disability, temporary disability, medical care and vocational rehabilitation. Third party subrogation recoveries are separately analyzed and projected. For other states such as California, where a substantial and detailed history on our book of business is not available, and where industry data is in a generally more aggregated form, the analyses are conducted separately for medical care benefits, and for all disability and death (also called ‘‘indemnity’’) benefits combined.

The consulting actuary selects and applies a variety of generally accepted actuarial methods to our data. The methods applied vary somewhat according to the type of claim benefit being analyzed. The primary methods utilized in recent evaluations are as follows:

Paid Bornhuetter-Ferguson Method.    A method assigning partial weight to initial expected losses for each accident year and partial weight to observed paid losses. The weights assigned to the initial expected losses decrease as the accident year matures. This method is used to evaluate both our Nevada business and our other than Nevada business.

Reported Bornhuetter-Ferguson Method.    A method assigning partial weight to the initial expected losses and partial weight to observed reported loss dollars (paid losses plus case reserves). The weights assigned to the initial expected losses decrease as the accident year matures. This method is used to evaluate our other than Nevada business.

Paid Development Method.    A method using historical, cumulative paid losses by accident year and which develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years, adjusted as deemed appropriate for the expected effects of known changes in the workers’ compensation environment, and to the extent necessary supplemented by analyses of the development of broader industry data. This method is used to evaluate both our Nevada business and our other than Nevada business. For our Nevada business, an additional variant of this method is used that involves adjusting historical data for inflation to a common cost level, and projecting future loss payments at selected inflation rates.

Reported Development Method.    A method using historical, cumulative reported loss dollars by accident year and which develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years, adjusted as deemed appropriate for the expected effects of known changes in the workers’ compensation environment, and to the extent necessary supplemented by analyses of the development of broader industry data. This method is used to evaluate our other than Nevada business.

Frequency-Severity Method.    This method separately projects the ultimate number of claims for an accident year, based on historical claim reporting patterns, and the average cost per claim. The average cost per claim is projected both by inflation-adjusting other accident years’ average cost per claim, and by observing and extrapolating based on historical patterns the per-claim cost observed to date for the accident year. This method is used to evaluate our Nevada business.

Initial Expected Loss Method.    This method is used directly, and also as an input to the Bornhuetter-Ferguson methods. Initial expected losses for an accident year are based on one or more of: industry-benchmark losses per dollar of payroll for the mix of employment classes insured in our Nevada business, prior evaluation dates’ projections of ultimate losses for the accident year, and by applying to premiums from our other than Nevada business a set of initial expected loss ratios selected after analyzing the development projections for each accident year, loss trends, statutory benefit changes, and rate changes.

Each of the methods listed above requires the selection and application of parameters and assumptions. The key parameters and assumptions are: the pattern with which our aggregate claims data will be paid or will emerge over time; claims cost inflation rates; and trends in the frequency of claims, both overall and by severity of claim. Of these, we believe the most important are the pattern with which our aggregate claims data will be paid or emerge over time and claims cost inflation rates. Each of these key items is discussed in the following paragraphs.

All of the methods depend in part on the selection of an expected pattern with which the aggregate claims data will be paid or will emerge over time. We compile, to the extent available, long-term and short-term historical data for our insurance subsidiaries, organized in a manner which provides an indication of the historical patterns with which claims have emerged and have been paid. To the extent that the historical data may not provide sufficient information about future patterns—whether due to environmental changes such as legislation or due to the small volume or short history of data for some segments of our business—benchmarks based on industry data, and forecasts made by industry rate bureaus regarding the effect of legislative benefit changes on such patterns, may be used to supplement, adjust, or replace patterns based on our subsidiaries’ historical data. Actuarial judgment is required in selecting the patterns to apply to each segment of data being analyzed, and our views regarding current and future claim patterns are among the factors that enter into our establishment of the losses and LAE reserves at each balance sheet date. When short-term averages or external rate bureau analyses indicate that the claims patterns are changing from historical company or industry patterns, that new or forecasted information typically is factored into the methodologies gradually, so that the projections will not overreact to what may turn out to be a temporary or unwarranted assumption about changes in patterns. When new claims emergence or payment patterns have appeared in the actual data repeatedly over multiple evaluations, those new patterns are given greater weight in the selection process. Because some claims are paid over many years, the selection of claim emergence and payment patterns involves judgmentally estimating the manner in which recently-occurring claims will develop many years or decades in the future, and it is likely that the actual development that will occur in the distant future could differ substantially from historical patterns or current projections. The current projections would differ if different claims development patterns were selected for each benefit type.

The expected pattern with which the aggregate claims data will be paid or will emerge over time is expressed as a percentage of ultimate losses that remain to be paid at each evaluation date for each accident year. A lower estimate of the percentage of aggregate claims dollars remaining to be paid, when applied in the actuarial methods, produces a lower dollar estimate of the unpaid loss. For example, the estimated percentage of losses expected to be paid more than 36 months after the start of the accident year has been as follows for the benefit types that account for most of our loss reserves:

	As of December 31,
	2004	2005	2006
Nevada:
Medical	43 − 45%	44 − 45%	45%
Permanent total disability	99	99	99
Fatals	92	92	92
Permanent partial disability	29	34	33
States other than Nevada:
Medical	51	52	53
Indemnity	42	41	35

These benefit types account for approximately 79% of our total losses and LAE reserves. The payment patterns are reviewed each year based on the observed recent and long-term patterns in our own historical data, recent and long-term patterns in industry data, and analyses of potential changes in patterns resulting from major legislative benefit changes. The changes in the payment patterns for Nevada are the result of these regular reviews of our historical data and updating of the actuarial judgments involved in selecting expected payment patterns.  For 2004 and 2005 a range is shown for medical because multiple methods were used to select medical payment patterns in Nevada. The changes in the payment patterns used in states other than Nevada were significantly influenced by analysis of the anticipated effects of the 2003 California legislation relating to workers’ compensation benefits, as well as observations of our early experience as it emerged of claims experience subsequent to the enactment of that legislation. At each reserve evaluation, as more claims experience has emerged subsequent to that legislation, the post-legislative claims experience has been given increasing judgmental weight in the actuarial selection of expected future payment patterns. The actual payout pattern for the aggregate claims associated with an accident year will not be known until decades later, when all the claims are closed.

Several of the methods also involve adjusting historical data for inflation. For these methods, the inflation rates used in the analysis are judgmentally selected based on historical year-to-year movements in the cost of claims observed in the data of our insurance subsidiaries and in industry-wide data, as well as on broader inflation indices. The results of these methods would differ if different inflation rates were selected.

In projections using June 30, 2006 data, the methods that use explicit medical cost inflation assumptions included medical cost inflation assumptions ranging from 3.5% to 9.0%. Corresponding medical cost inflation assumptions in prior projections were 5.5% to 9.0% at December 31, 2005 and 4.5% to 8.0% at December 31, 2004. The selection of medical cost inflation assumptions for use in the actuarial methodologies in each of these analyses has been based on observed recent and longer-term historical medical cost inflation in our claims data and in the economy more generally. The rate of medical cost inflation as reflected in our historical medical payments per claim has averaged approximately 6.5% over the past five years, and approximately 6.0% over the past ten years. The rate of medical cost inflation in the general U.S. economy, as measured by the consumer price index—medical care, has averaged approximately 4.5% over the past five years, and approximately 4.0% over the past ten years.

Several of the actuarial methods depend on assumptions about claim frequency trends. We examine the overall movement in the frequency, or number, of claims, as well as movements in the relative frequency of claims of different severities, as measured by the proportions of claims receiving different levels of benefit payments. Judgments about the relative proportion of claims from the most recent years that ultimately will receive benefit payments at different levels are based on historical and recent levels and movements of our claim counts and form the basis for the projection of the ultimate number of claims that will receive benefits payments for each benefit type.

The methods employed for each segment of claims data, and the relative weight accorded to each method, vary depending on the nature of the claims segment and on the age of the claims. For claim or benefit types that pay out for many years, and for the most recent accident periods in which the claims are relatively immature, more weight is given to methods that tend to produce more stable results by including initial expected losses or claim severities that are estimated in part by reliance on other accident years adjusted for inflation and other factors to the level of the accident year being analyzed.

All of the actuarial methods described for our Nevada business are used for each of the different benefit types that are analyzed. For benefit types in which most of the loss dollars are paid out within several years of the claim occurrence (temporary total disability, permanent partial disability and vocational rehabilitation) the selection of ultimate losses for all but the most recent three to five accident years is based primarily on the results of the paid development method due to the expectation that ultimate losses for the mature years will be highly correlated with the losses that have been paid to date, and the selection of estimated ultimate losses for the least mature accident years gives consideration to the results of all of the methods with the paid development method given the least consideration in the least mature (that is, most recent) accident year. For benefit types that typically involve payments extending over many years or even decades (permanent total disability, dependent benefits on fatal claims, and medical care benefits) the ultimate losses for the most recent ten or more accident years may not be highly correlated with the amounts paid to date and thus the selection of estimated ultimate losses for these recent accident years is based primarily on the frequency-severity method, the paid Bornhuetter-Ferguson method and the initial expected loss method, all of which rely in part on long-term observations regarding the average cost of claims of the particular benefit type and, in the case of medical care benefits, also allow for explicit medical cost inflation assumptions. In states other than Nevada, the paid Bornhuetter-Ferguson, reported Bornhuetter-Ferguson, paid development, and reported development methods are used for all benefit types. All of our claims experience in these states is immature; as a result, the results of the Bornhuetter-Ferguson methods are given greater weight in the selection of estimated ultimate losses because these methods do not produce results that are as highly leveraged off our immature paid or reported claims experience.

For EICN, the analysis of unpaid loss is conducted on claims data prior to recognition of reinsurance, and a separate projection is made of future reinsurance recoveries, based on our reinsurance arrangements, and an analysis of large claims experience both for EICN and as reflected in industry-based benchmarks. The projections prior to recognition of reinsurance provide the basis for estimating gross-of-reinsurance unpaid losses, from which the projection of future reinsurance recoveries is subtracted to estimate net-of-reinsurance unpaid losses. For ECIC, the analysis of unpaid loss is conducted on claims data net of reinsurance, and a separate projection is made of future reinsurance recoveries, which is added to the estimated net-of-reinsurance unpaid losses to estimate gross-of-reinsurance unpaid losses. Finally, reinsurance pooling arrangements between EICN and ECIC are explicitly recognized by applying factors that reflect the portion of unpaid losses that EICN cedes to ECIC and that ECIC cedes to EICN.

Management and the consulting actuary separately analyze LAE and estimate unpaid LAE. This analysis relies primarily on examining the relationship between the aggregate amount that has been spent on LAE historically, as compared with the dollar volume of claims activity for the corresponding historical calendar periods. Based on these historical relationships, and judgmental estimates of the extent to which claim management resources are focused more intensely on the initial handling of claims than on the ongoing management of claims, the consulting actuary selects a range of future LAE estimates that is a function of the projected future claim payment activity. The portion of unpaid LAE that will be recoverable from reinsurers is estimated based on the contractual reinsurance terms.

Based on the results of the analyses conducted, the stability of the historical data, and the characteristics of the various claims segments analyzed, the consulting actuary selects a range of estimated unpaid losses and LAE and a point estimate of unpaid losses and LAE, for presentation to our management. The selected range is intended to represent the range in which it is most likely that the ultimate losses will fall. This range is narrower than the range of indications produced by the individual methods applied because it is not likely, although it is possible, that the high or low result will emerge for every state, benefit type and accident year. The consulting actuary’s point estimate of unpaid losses and LAE is based on a judgmental selection for each benefit type from within the range of results indicated by the different actuarial methods.

Management formally establishes loss reserves for financial statement purposes on a quarterly basis. In doing so, we make reference to the most current analyses of our consulting actuary (which are conducted at June 30 and December 31 each year), including a review of the assumptions and the results of the various actuarial methods used by the consulting actuary; we monitor our claim reporting and claim payment activity, and consider the claim frequency and claim severity trends indicated by the claim activity as well as any emerging claims environment or operational issues that may indicate changing trends; we monitor workers’ compensation industry trends as reported by industry rate bureaus, in the media, and other similar sources; we monitor our recoveries from reinsurance and from other third party sources; we monitor the expenses of managing claims; and we monitor the characteristics of the business we have written in the current quarter and prior quarters, including characteristics such as geographical location, type of business, size of accounts, historical claims experience, and pricing levels.

The case reserve component of our loss reserves is updated on an ongoing basis, in the normal course of claims examiners managing individual claims, and this component of our loss reserves at quarter-end is the sum of the case reserve as of quarter-end on each individual open claim.

Management determines the IBNR and LAE components of our loss reserves by establishing a point in the range of the consulting actuary’s most recent analysis of unpaid losses and LAE, which may be at a prior quarter-end, with the selection of the point based on management’s own view of recent and future claim emergence patterns, payment patterns, and trends, including: our view of the markets in which we are operating, including environmental conditions and changes in those markets; the characteristics of the business we have written in recent quarters; recent and pending recoveries from reinsurance; our view of trends in the future costs of managing claims; and other similar considerations as we view relevant.

If the consulting actuary’s most recent analysis is at a prior quarter-end, to bring our loss reserves to the current quarter-end, we then make an appropriate adjustment to our reserve for unpaid losses and LAE to account for our business activities in the most recent quarter, reflecting the actual claim payment and case reserving activity, newly reported claims, actual LAE expenditures, reinsurance and other recoveries, and the expected ultimate volume and cost of claims and LAE on the business we insured in the quarter.

The aggregate carried reserve calculated by management represents our best estimate of our outstanding unpaid losses and LAE. We believe that we should be conservative in our reserving practices due to the long tail nature of workers’ compensation claims payouts, the susceptibility of those future payments to unpredictable external forces such as medical cost inflation and other economic conditions, and the actual variability of loss reserve adequacy that we have observed in the workers’ compensation insurance industry.

At December 31, 2004, management’s best estimate of unpaid losses and LAE was $1,089.8 million, which was $89.7 million above the consulting actuary’s point estimate. In establishing its best estimate at December 31, 2004, management considered (i) the consulting actuary’s assumptions, point estimate and range, (ii) the inherent uncertainty of workers’ compensation unpaid loss and LAE liabilities, and (iii) the particular uncertainties associated with (a) the potential effects on the cost and payout pattern of claims following workers’ compensation system reforms enacted by the California legislature in late 2003 and the regulatory implementation of those reforms, the effects of which will become clear over a number of years, (b) the uncertain cost of administering claims (LAE) in the reformed California system, (c) the rapid growth in the volume of our business in California, (d) the limited historical experience of ECIC to use as a base for projecting future loss development, (e) the degree of movement observed in EICN’s prior years’ projections of losses and LAE in Nevada following premium and market share reductions following EICN’s commencement of operations in 2000, (f) recent changes in EICN’s claim department processes, controls, and management, and (g) the legislative adoption of new guidelines for determining claimant permanent partial disability ratings in Nevada after October 2003. Management did not quantify a specific loss reserve increment for each of these sources of uncertainty, but rather established an overall provision for unpaid losses and LAE that, in management’s opinion, represented a best estimate of unpaid losses and LAE at December 31, 2004 in light of the historical data, the consulting actuary’s assumptions, point estimate and range, current facts and circumstances, and the sources of uncertainty identified by management. Management’s best estimate of unpaid losses and LAE at December 31, 2004 fell within the consulting actuary’s range of estimates. The increase in management’s best estimate relative to the consulting actuary’s point estimate from December 31, 2003 to December 31, 2004 increased losses and LAE expense incurred by $16.2 million for the year ended December 31, 2004.

At December 31, 2005, management’s best estimate of unpaid losses and LAE was $1,208.5 million, which was $84.3 million above the consulting actuary’s point estimate. In establishing its best estimate at December 31, 2005, management considered (i) the consulting actuary’s assumptions, point estimate and range, (ii) the inherent uncertainty of workers’ compensation unpaid losses and LAE liabilities, and (iii) the particular uncertainties associated with (a) the potential effects on the cost and payout pattern of claims following workers’ compensation system reforms enacted by the California legislature in late 2003 and the future regulatory implementation of those reforms, the effects of which will become clear over a number of years, but which our initial experience indicated were emerging favorably, (b) the uncertain cost of administering claims (LAE) in the reformed California system, (c) the potential for legislative and/or judicial reversal of the California reforms, (d) the rapid growth in the volume of our business in California, (e) the limited but growing historical experience of ECIC to use as a base for projecting future loss development, (f) the degree of movement observed in EICN’s prior years’ projections of losses and LAE in Nevada following continued premium and market share reductions, (g) recent changes in EICN’s claim department processes, controls and management, (h) the legislative adoption of future cost-of-living increases on permanent total disability payments on injuries occurring January 1, 2004 and after in Nevada, and (i) the degree to which our reinsurance protection will absorb our unanticipated development on years subject to the LPT Agreement and on large claims in excess of our current reinsurance retention. Management did not quantify a specific loss reserve increment for each of these sources of uncertainty, but rather established an overall provision for unpaid losses and LAE that, in management’s opinion, represented a best estimate of unpaid losses and LAE at December 31, 2005 in light of the historical data, the consulting actuary’s assumptions, point estimate and range, current facts and circumstances, and the sources of uncertainty identified by management. Management’s best estimate of unpaid losses and LAE at December 31, 2005 fell within the consulting actuary’s range of estimates. The decrease in management’s best estimate relative to the consulting actuary’s point estimate from December 31, 2004 to December 31, 2005 decreased losses and LAE expense incurred by $5.4 million for the year ended December 31, 2005.

At December 31, 2006, management’s best estimate of unpaid losses and LAE net of reinsurance was $1,209.7 million, which was $86.4 million above the consulting actuary’s point estimate. In establishing its best estimate at December 31, 2006, management considered (i) the consulting actuary’s assumptions, point estimate and range, (ii) the inherent uncertainty of workers’ compensation unpaid losses and LAE liabilities, and (iii) the particular uncertainties associated with (a) the potential effects on the cost and payout pattern of claims following workers’ compensation system reforms enacted by the California legislature in late 2003 and the future regulatory implementation of those reforms, the effects of which will become clear over a number of years, but which our initial experience indicated were emerging favorably, (b) the uncertain cost of administering claims (LAE) in the reformed California system, (c) the potential for legislative and/or judicial reversal of the California reforms, (d) the rapid growth in the volume of our business in California, (e) the limited but growing historical experience of ECIC to use as a base for projecting future loss development, (f) the degree of movement observed in EICN’s prior years’ projections of losses and LAE in Nevada following continued premium and market share reductions. Management did not quantify a specific loss reserve increment for each of these sources of uncertainty, but rather established an overall provision for unpaid losses and LAE that, in management’s opinion, represented a best estimate of unpaid losses and LAE at December 31, 2006 in light of the historical data, the consulting actuary’s assumptions, point estimate and range, current facts and circumstances, and the sources of uncertainty identified by management. Management’s best estimate of unpaid losses and LAE at December 31, 2006 fell within the consulting actuary’s range of estimates. The increase in management’s best estimate relative to the consulting actuary’s point estimate from December 31, 2005 to December 31, 2006 increased losses and LAE expense incurred by $1.8 million for the year ended December 31, 2006.

The table below provides the consulting actuary’s range of estimated liabilities for unpaid losses and LAE and our carried reserves at the dates shown:

	As of December 31,
	2004	2005	2006
	(in thousands)
Low end of consulting actuary’s range	$931,409	$1,024,849	$1,029,524
Carried reserves	1,089,814	1,208,481	1,209,652
High end of consulting actuary’s range	1,146,754	1,293,028	1,291,356

Loss reserves are our estimates at a given point in time of our ultimate liability for the cost of claims and of the cost of managing those claims, and are inherently uncertain. It is likely that the ultimate liability will differ from our estimates, perhaps significantly. Such estimates are not precise in that, among other things, they are based on predictions of future claim emergence and payment patterns and estimates of future trends in claim frequency and claim cost. These estimates assume that the claim emergence and payment patterns, claim inflation and claim frequency trend assumptions implicitly built into our selected loss reserve will continue into the future. Unexpected changes in claim cost inflation can occur through changes in general inflationary trends, changes in medical technology and procedures, changes in wage levels and general economic conditions and changes in legal theories of compensability of injured workers and their dependents. Furthermore, future costs can be influenced by changes in workers’ compensation statutory benefit structure, and benefit administration and delivery.

In applying actuarial techniques, judgment is required to determine the relevance of historical claim emergence and payment patterns and other historical data, external industry benchmark data, information about current economic conditions such as inflation, and recent changes in environmental conditions such as legislation as well as company operational changes in selecting parameters for those techniques under current facts and circumstances. Judgment also is required in selecting from among the loss indications produced by the several actuarial techniques that are used. From evaluation to evaluation, it often is appropriate to adjust the various methods and parameters used in the projection of losses to reflect the expected or estimated effect of such factors. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates.

Estimates of ultimate losses and LAE may change from one balance sheet date to the next when actual claim payment or changes in individual case reserve estimates between those dates differs from the expected claim activity underlying the prior loss reserve estimate, and when actual LAE expenditures differ from expected expenditure levels underlying the prior LAE reserve estimate. As actual losses and LAE expenditures occur during a calendar period, they replace the portion of prior estimates of unpaid losses and LAE that relate to that period. In addition, the parameters used in the various methods and the relative weight accorded to the results of the different actuarial methods, all of which require judgment, may change as a result of observing that the actual pattern of expenditures differs from prior expectations, as well as based on new industry wide data and benchmarks derived from that data, when available. The parameters and weights used in estimating ultimate losses may also change when external conditions—such as the statutory benefit structures or the manner in which it is being interpreted and administered, or inflation—differ from expectations underlying the prior estimate of ultimate losses, and when the effects of factors related to internal operations differ from expectations underlying the prior estimate of ultimate losses.

Each of the actuarial methods used in the analysis and estimation of unpaid losses and LAE depend in part on the selection of an expected pattern with which the aggregate claims data will be paid or will emerge over time, and the assumption that this expected pattern will prevail into the future. We select relevant patterns as part of the periodic review and projection of unpaid losses and LAE. In selecting these patterns, we examine, to the extent available, long-term and short-term historical data for our insurance subsidiaries, benchmarks based on industry data and forecasts made by industry rate bureaus regarding the effect of legislative benefit changes on such patterns. Actuarial judgment is required in selecting the patterns to apply to each segment of data being analyzed.

Management judgment is required in selecting the amount of the loss reserve to record on our financial statements. Management reviews the various actuarial projections, the assumptions underlying those projections, the range of indications produced by the actuarial methods and the actual long-term and recent emergence and payment of claims. Management also considers the environmental conditions in which the insurance subsidiaries are doing business. In addition, management considers the degree of uncertainty associated with the estimates based on the degree of change that has occurred or is occurring in the environment and in operations.

The following table provides a reconciliation of the beginning and ending loss reserves on a GAAP basis at December 31:

	2004	2005	2006
	(in thousands)
Unpaid losses and LAE at beginning of period	$2,193,439	$2,284,542	$2,349,981
Less reinsurance recoverables excluding bad debt allowance on unpaid losses	1,230,982	1,194,728	1,141,500
Net unpaid losses and LAE at beginning of the period	962,457	1,089,814	1,208,481
Losses and LAE, net of reinsurance, incurred in:
Current year	289,544	333,497	256,257
Prior years	(37,582)	(78,053)	(107,129)
Total net losses and LAE incurred	251,962	255,444	149,128
Deduct payments for losses and LAE, net of reinsurance related to:
Current year	33,475	40,116	41,098
Prior years	91,130	96,661	106,859
Total net payments for losses and LAE during the current period	124,605	136,777	147,957
Ending unpaid losses and LAE, net of reinsurance	1,089,814	1,208,481	1,209,652
Reinsurance recoverable excluding bad debt allowance on unpaid losses and LAE	1,194,728	1,141,500	1,098,103
Ending unpaid losses and LAE, gross of reinsurance	$2,284,542	$2,349,981	$2,307,755

Estimates of incurred losses and LAE attributable to insured events of prior years decreased due to continued favorable development in such prior accident years (actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated). The reduction in the liability for unpaid losses and LAE was $37.6 million, $78.1 million and $107.1 million for the years ended December 31, 2004, 2005 and 2006, respectively.

The major sources of this favorable development have been: actual paid losses have been less than expected and recalibration of selected patterns of claims emergence and claim payment used in the projection of future loss payment.

In California, in particular, where our operations began on July 1, 2002, the consulting actuary’s and management’s initial expectations of the ultimate level of losses and patterns of loss emergence and loss payment necessarily were based on benchmarks derived from analyses of historical insurance industry data in California, as no historical data from our California insurance subsidiary existed and, although some historical data was available for the prior years for some of the market segments we entered in California, that data was limited as to the number of loss reserve evaluation points available. The industry-based benchmarks were adjusted judgmentally for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers’ compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of claims by our California insurance subsidiary has been more favorable than those initial expectations, due at least in part, we believe, to the impact of enactment of the major changes in the California environment. Other insurance companies writing California workers’ compensation insurance have also experienced emergence and payment of claims more favorable than anticipated. At each evaluation date, the projected claim activity underlying the prior loss reserves has been replaced by the actual claim activity, and the expectation of future emergence and payment of California claims underlying the actuarial projections has been reevaluated periodically based both on our insurance subsidiaries’ emerging experience and on updating the benchmarks that are derived from observing and analyzing the insurance industry data for California workers’ compensation. The change in incurred losses and LAE attributable to prior years as a result of business outside Nevada, predominantly California, was $(11.9) million, $48.2 million and $111.0 million for the years ended December 31, 2004, 2005 and 2006, respectively. In states other than California and Nevada, our insurance subsidiaries’ operations are new and represent a minor portion of our loss reserves.

In Nevada, we have compiled a lengthy history of workers’ compensation claims payment patterns based on the business of the Fund and EICN, but the emergence and payment of claims in recent years has been more favorable than in the long-term history in Nevada with the Fund. The expected patterns of claim payment and emergence used in the projection of our ultimate claims payments are based on both the long-term and the short-term historical data. In recent evaluations, the selection of claim projection patterns has relied more heavily on the patterns observed in the short-term historical data, as recent years’ claims have continued to emerge in a manner consistent with that short-term historical data. Also, at each evaluation date, the projected claim payments underlying the prior loss reserves were replaced by the actual claim payment activity that occurred during the calendar year. The change in incurred losses and LAE attributable to prior years attributable to business in Nevada was $49.5 million, $29.9 million and $(3.9) million for the years ended December 31, 2004, 2005 and 2006, respectively.

The estimate of the future cost of handling claims, or LAE, depends primarily on examining the relationship between the aggregate amount that has been spent on LAE historically, as compared with the dollar volume of claims activity for the corresponding historical periods. For our insurance subsidiaries’ business in Nevada, as a result of operational improvements and reductions in staff count to align with the current and anticipated volume of business in the state, our expenditures on LAE in recent years have been lower than historical levels. As these operational improvements and staffing levels have been reflected in the actual emerging LAE expenditures and in the projection of future LAE, the estimates of future LAE have reduced. For our insurance subsidiaries’ operations in California, initial expectations of LAE when operations commenced in California were based on the assumptions used by management in pricing the California business, and on some limited historical data for the market segments we were entering. As our operations in California have matured, and as data relating to our subsidiaries’ and industry claim handling expenses reflective of the new workers’ compensation benefit environment in California have become available, the expectations of LAE underlying the projection of future LAE have been adjusted to reflect that actual costs of administering claims has been greater than the initial expectations. The changes in our estimates of the cost of future LAE in California and Nevada are included in the California and Nevada development results cited in the preceding two paragraphs.

We review our loss reserves each quarter and, as mentioned earlier, our consulting actuary assists our review by performing an actuarial analysis and projection of unpaid losses and LAE twice each year. We may adjust our reserves based on the results of our reviews and these adjustments could be significant. If we change our estimates, these changes are reflected in our results of operations during the period in which they are made. Our actual claims and LAE experience and emergence in recent years has been more favorable than anticipated in prior evaluations, although our California LAE has been higher than initially anticipated. Our insurance subsidiaries have been operating in a period of dramatically changing environmental conditions in our major markets, entry into new markets, and operational changes. During periods characterized by such changes, at each evaluation, the consulting actuary and management must make judgments as to the relative weight to accord to long-term historical and recent company data, external data, evaluations of environmental changes, and other factors in selecting the methods to use in projecting ultimate losses and LAE, the parameters to incorporate in those methods, and the relative weights to accord to the different projection indications. Since the loss reserves are providing for claim payments that will emerge over many years, if management’s projections and loss reserves were established in a manner that reacted quickly to each new emerging trend in the data or in the environment, there would be a high likelihood that future adjustments, perhaps significant in magnitude, would be required to correct for trends that turned out not to be persistent. At each balance sheet evaluation, some losses and LAE projection methods have produced indications above the loss reserve selected by management, and some losses and LAE projection methods have produced indications lower than the loss reserve selected by management. At each evaluation, management has given weight to new data, recent indications, and evaluations of environmental conditions and changes that implicitly reflect management’s expectation as to the degree to which the future will resemble the most recent information and most recent changes, as compared with long-term claim payment, claim emergence, and claim cost inflation patterns. As patterns and trends recur consistently over a period of quarters or years, management gives greater implicit weight to these recent patterns and trends in developing our future expectations. In our view, in establishing loss reserves at each historical balance sheet date, we have used prudent judgment in balancing long-term data and recent information.

It is likely that ultimate losses and LAE will differ from the loss reserves recorded in our December 31, 2006 balance sheet. Actual losses and LAE payments could be greater or less than our projections, perhaps significantly. The following paragraphs discuss several potential sources of such deviations, and illustrate their potential magnitudes.

In recent years, emerging claims costs and claim emergence and payment patterns have improved dramatically. The largest driver of this improvement has been California reform. As we observe continuing improvement in development, we have given significant weight to this emerging trend in projecting and selecting estimated ultimate losses and LAE. The amount of weight to allocate between the emerging trend and historical benchmark patterns is judgmental. We have given significant weight to the emerging trends in our selection of loss reserves as of December 31, 2006. However, recent data points from our business in California, as well as from insurance industry experience for California workers’ compensation, indicate emergence patterns more favorable than those implicitly underlying our loss reserves. If future emergence matches those more favorable patterns, our current loss reserves could develop favorably over time. If future claims emergence more closely resembles long term historical industry patterns, then our current loss reserves could develop unfavorably over time. In Nevada, we have seen a significant improvement in claims emergence and claims payment patterns in recent years, and have given these improved patterns significant weight in establishing loss reserves for our Nevada business. If future emergence in Nevada more closely resembles long term historical patterns of the predecessor Fund, then our current loss reserves could develop unfavorably over time.

For loss adjustment expense, particularly in Nevada, our projections assume a long term cost of managing claims that is greater than the recent levels of LAE produced by our insurance subsidiaries’ current operating model, but is less than the levels of LAE expended in more distant historical past years by our insurance subsidiaries and by the Fund. Future changes in claims operations, while not currently planned or contemplated, could result in future actual LAE and future projections of LAE that may differ from current estimates. If future levels of LAE match recent levels of LAE, our current reserves for LAE could develop favorably over time; if future levels of LAE return to older historical levels, our current reserves for LAE could develop unfavorably over time.

Some of the actuarial projection methods also rely on a selection of claim cost inflation rates. If actual claim cost inflation differs from expectations underlying prior selections, or as environmental conditions in the states in which we do business or in the economy generally change, we will reevaluate and may change the selected claim cost inflation rate in future analyses. Such a change in assumptions would cause the results of some of the actuarial methods to change from one evaluation to the next. The ultimate cost of our claims will depend in part on actual inflation rates in future years, which may differ from the inflation expectations implicit in our loss reserves.

More than 46% of our claims payments during the three years ended December 31, 2006 has related to medical care for injured workers. The utilization and cost of medical services in the future is a significant source of uncertainty in the establishment of loss reserves for workers’ compensation. In recent years, our medical costs per claim have been rising at an average rate of approximately 6.5% per year. Some of our projection methods include explicit assumptions about future medical claim cost inflation. In projections using June 30, 2006 data, the methods that use explicit medical cost inflation assumptions have included medical claim cost inflation assumptions ranging from 3.5% to 9.0%. Future medical claim cost inflation, whether due to changing medical technology, utilization of medical services, or the cost of medical services, could fall outside this range. We are not able to state the rate of medical cost inflation that is assumed in our loss reserves because our loss reserves are established based on reviewing the results of actuarial methods that do not contain explicit medical claim cost inflation rates, as well as methods that do contain explicit medical claim cost inflation rates. However, because medical care will be provided over many years, and in some cases decades, to the injured workers who have open claims, the pace of medical claim cost inflation has a significant impact on our ultimate claim payments. For example, if the rate of medical claim cost inflation increases by 1% above the inflation rate that is implicitly included in the loss reserves at December 31, 2006, we estimate that future medical costs over the lifetime of the current claims would increase by approximately $59.0 million for EICN and by approximately $16.0 million for ECIC, on a net-of-reinsurance basis.

Our reserve estimates reflect expected increases in the costs of contested claims and assume we will not be subject to losses from significant new legal liability theories. While it is not possible to predict the impact of changes in this environment, if expanded legal theories of liability emerge, our IBNR claims may differ substantially from our IBNR reserves. Our reserve estimates assume that there will not be significant future changes in the regulatory and legislative environment. The impact of potential changes in the regulatory or legislative environment is difficult to quantify in the absence of specific, significant new regulation or legislation. In the event of significant new regulation or legislation, we will attempt to quantify its impact on our business.

The range of potential variation of actual ultimate losses and LAE from our current reserve for unpaid losses and LAE is difficult to estimate because of the significant environmental changes in our markets, particularly California, and because our insurance subsidiaries do not have a lengthy operating history in our markets outside Nevada.

Furthermore, the methodologies we currently employ in evaluating our losses and LAE liability do not allow us to quantify the sensitivity of our losses and LAE reserves to reasonably likely changes in the underlying key assumptions. Management will refine its methodologies to provide for such capability in the future.

The range of estimates of unpaid losses and LAE produced by our consulting actuary and the foregoing discussion of the impact of medical cost inflation provide some indication of the potential variability of future losses and LAE payments. If the actual unpaid losses and LAE were at the high or the low end of the consulting actuary’s range (see the table above), the impact on our financial results would be as follows at December 31:

	2004	2005	2006
	(in thousands)
Increase (decrease) in reserves:
At low end of range	$(158,404)	$(183,630)	$(180,128)
At high end of range	56,941	84,549	81,704
Increase (decrease) in equity and net income, net of income tax effect:
At low end of range	$102,963	$119,360	$117,083
At high end of range	(37,012)	(54,957)	(53,108)

However, the consulting actuary’s range represents an estimated range in which it is most likely that the ultimate losses and LAE will fall, based on the consulting actuary’s review of the results of the various methodologies and parameters used by the consulting actuary in the projection of losses and LAE. Each different actuarial method may produce a different indication of unpaid losses and LAE because each method relies in different ways on assumptions about the future. For example, the loss development methods are based on an assumption that the selected pattern of emergence or payout of claims will recur in the future, the frequency-severity method is based on an assumption that the most recent year’s ultimate average cost per claim can be estimated by inflation-adjusting other accident years’ average cost per claim and by extrapolating based on historical patterns the per-claim cost observed to date for the accident year, the initial expected loss method assumes that the ultimate losses can be estimated based on the payroll of workers insured by us and a benchmark loss cost per payroll or as a percentage of premium, and the Bornhuetter-Ferguson methods rely on a combination of these assumptions. Actual losses are affected by a more complex combination of forces and dynamics than any one model or methodology can represent, and each actuarial methodology is an approximation of these complex forces and dynamics, and thus each different actuarial methodology may produce different indications of unpaid losses and LAE. None of the methods is designed or intended to produce an indication that is systematically higher or lower than the other methods. Nonetheless, at any given evaluation date, some of the actuarial projection methods produce indications outside this range, and the selection of reasonable alternative methods or reasonable alternative parameters in the actuarial projection process would produce an even wider range of potential outcomes, both above and below the range shown. Accordingly, we believe that the range of potential outcomes is considerably wider than the consulting actuary’s estimated range of the most likely outcomes. The magnitude of adjustments to prior years’ reserves for unpaid losses and LAE reserves that we have made at December 31, 2004, 2005 and 2006, decreases of $37.6 million, $78.1 million, and $107.1 million respectively—also illustrate that changes in estimates of unpaid losses and LAE can be significant from year to year. We do not have a basis for anticipating that actual future payments of losses and LAE are more likely to be either greater than or less than the reserve for unpaid losses and LAE on our current balance sheet.

Reinsurance Recoverables

Reinsurance recoverables represent: (1) amounts currently due from reinsurers on paid losses and LAE, (2) amounts recoverable from reinsurers on case basis estimates of reported losses and (3) amounts recoverable from reinsurers on actuarial estimates of IBNR for losses and LAE. These recoverables, by necessity, are based upon our current estimates of the underlying losses and LAE, and are reported on our balance sheet separately as assets, as reinsurance does not relieve us of our legal liability to policyholders. We bear credit risk with respect to the reinsurers, which can be significant considering that some of the unpaid losses and LAE remain outstanding for an extended period of time. Reinsurers might refuse or fail to pay losses that we cede to them, or they might delay payment. We are required to pay losses even if a reinsurer refuses or fails to meet its obligations under the applicable reinsurance agreement. We continually monitor the financial condition and rating agency ratings of our reinsurers. We require reinsurers that are not admitted reinsurers in Nevada and California (where EICN and ECIC, respectively, are domiciled) to collateralize their share of the unearned premiums and unpaid loss reserves in order that our insurance subsidiaries receive credit for reinsurance on their statutory financial statements. Since our inception in 2000, no material amounts due from reinsurers have been written-off as uncollectible and, based on this experience, we believe that amounts currently reflected in our consolidated financial statements will similarly require no material prospective adjustment.

Under the LPT Agreement, the Fund initially ceded $1.525 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775 million in cash. As of December 31, 2006, the estimated remaining liabilities subject to the LPT Agreement were approximately $1.0 billion. Losses and LAE paid with respect to the LPT Agreement totaled approximately $364.5 million at December 31, 2006.

We account for the LPT Agreement in accordance with FAS 113, Accounting and Reporting for Reinsurance of Short-Term and Long-Duration Contracts, and as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain was recorded as a liability in our consolidated balance sheet. This gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. In addition, we are entitled to receive a contingent commission under the LPT Agreement. The contingent commission is estimated based on both actual results to date and projections of expected ultimate losses under the LPT Agreement. Increases and decreases in the estimated contingent commission are reflected in our commission expense in the year that the estimate is revised.

Recognition of Premium Revenue

All premium revenue is recognized over the period of the contract in proportion to the amount of insurance protection provided. The insurance premiums we charge are billed to our policyholders either annually or under various installment plans based on the estimated annual premium under the policy terms. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine net premiums earned for the policy year. Earned but unbilled premiums include estimated future audit premiums. Estimates of future audit premiums are based on our historical experience. These estimates are subject to changes in policyholders’ payrolls due to growth, economic conditions and seasonality. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations. Since our inception in 2000, there have been no material adjustments of our accrual for earned but unbilled premium and, based on this experience, and, although considerable variability is inherent in such estimates, we believe that amounts currently reflected in our consolidated financial statements will similarly require no material prospective adjustment.

Deferred Policy Acquisition Costs

We defer commission expenses, premium taxes and certain marketing, sales, underwriting and safety costs that vary with and are primarily related to the acquisition of insurance policies. These acquisition costs are capitalized and charged to expense ratably as premiums are earned. In calculating deferred policy acquisition costs, these costs are limited to their estimated realizable value, which gives effect to the premiums to be earned, anticipated losses and settlement expenses and certain other costs we expect to incur as the premiums are earned, less related net investment income. Judgments as to the ultimate recoverability of these deferred policy acquisition costs are highly dependent upon estimated future profitability of unearned premiums. If the unearned premiums were less than our expected claims and expenses after considering investment income, we would reduce the deferred costs. Estimated future profitability is calculated as the sum of expected claims costs, claims adjustment expenses, expected dividends to policyholders, unamortized acquisition costs and policy maintenance costs relative to the related unearned premiums. Any deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the deficiency was greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. We do consider anticipated investment income when determining if a deficiency exists. Since our inception in 2000, we have had no write-offs due to such deficiencies and, based on this experience, we believe that amounts currently reflected in our consolidated financial statements will similarly require no material prospective adjustment.

Deferred Income Taxes

We use the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities resulting from a tax rate change impacts our net income or loss in the reporting period that includes the enactment date of the tax rate change. Our income tax returns are subject to audit by the Internal Revenue Service and various state tax authorities. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. We periodically evaluate our exposures associated with tax filing positions. Although we believe our positions comply with applicable laws, we record liabilities based upon estimates of the ultimate outcomes of these matters.

In assessing whether our deferred tax assets will be realized, management considers whether it is more likely than not that we will generate future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. If necessary, we establish a valuation allowance to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

Valuation of Investments

Our investments in fixed maturity investments and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of equity, net of deferred taxes as a component of accumulated other comprehensive income.

Realized gains and losses on sales of investments are recognized in operations on the specific identification basis.

Impairment of Investment Securities.    Impairment of an investment security results in a reduction of the carrying value of the security and the realization of a loss when the fair value of the security declines below our cost or amortized cost, as applicable, for the security and the impairment is deemed to be other-than-temporary. We regularly review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. We consider various factors in determining if a decline in the fair value of an individual security is other-than-temporary. Some of the factors we consider include:

•	how long and by how much the fair value of the security has been below its cost;

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;

•	our intent and ability to keep the security for a sufficient time period for it to recover its value or reach maturity;

•	any downgrades of the security by a rating agency; and

•	any reduction or elimination of dividends, or nonpayment of scheduled interest payments.

The amount of any write-downs is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline was identified. Since our inception in 2000, we have recorded write-downs for investment securities considered to be other-than-temporarily impaired of an aggregate of $5.6 million.

Measurement of Results

We evaluate our operations by using the following key measures:

Gross Premiums Written.    Gross premiums written is the sum of both direct premiums written and assumed premiums written before the effect of ceded reinsurance and the intercompany pooling agreement. Direct premiums written represent the premiums on all policies our insurance subsidiaries have issued during the year. Assumed premiums written represent the premiums that our insurance subsidiaries have received from an authorized state-mandated pool or under previous fronting facilities. The primary fronting facility was between ECIC and Clarendon and that arrangement is now in run-off. We use gross premiums written, which excludes the impact of premiums ceded to reinsurers, as a measure of the underlying growth of our insurance business from period to period.

Net Premiums Written.    Net premiums written is the sum of direct premiums written and assumed premiums written less ceded premiums written. Ceded premiums written is the portion of direct premiums written that we cede to our reinsurers under our reinsurance contracts. We use net premiums written, primarily in relation to gross premiums written, to measure the amount of business retained after cession to reinsurers.

Net Premiums Earned.    Net premiums earned represents that portion of net premiums written equal to the expired portion of the time for which insurance protection was provided during the financial year and is recognized as revenue. Net premiums earned are used to calculate the losses and LAE, underwriting and other operating expense and combined ratios, as indicated below.

Losses and LAE Ratio.    The losses and LAE ratio is a measure of the underwriting profitability of an insurance company’s business. Expressed as a percentage, this is the ratio of losses and LAE to net premiums earned.

Like many insurance companies, we analyze our losses and LAE ratios on a calendar year basis and on an accident year basis. A calendar year losses and LAE ratio is calculated by dividing the losses and LAE incurred during the calendar year, regardless of when the underlying insured event occurred, by the net premiums earned during that calendar year. The calendar year losses and LAE ratio includes changes made during the calendar year in reserves for losses and LAE established for insured events occurring in the current and prior periods. A calendar year losses and LAE ratio is calculated using premiums and losses and LAE that are net of amounts ceded to reinsurers.

An accident year losses and LAE ratio, or losses and LAE for insured events that occurred during a particular year divided by the premiums earned for the year, is calculated by dividing the losses and LAE, regardless of when such losses and LAE are incurred, for insured events that occurred during a particular year by the net premiums earned for that year. An accident year losses and LAE ratio is calculated using premiums and losses and LAE that are net of amounts ceded to reinsurers. An accident year losses and LAE ratio for a particular year can decrease or increase when recalculated in subsequent periods as the reserves established for insured events occurring during that year develop favorably or unfavorably, respectively, whereas the calendar year losses and LAE ratio for a particular year will not change in future periods. This ratio is an operating ratio based on our statutory financial statements and is not derived from our GAAP financial information.

We analyze our calendar year losses and LAE ratio to measure our profitability in a particular year and to evaluate the adequacy of our premium rates charged in a particular year to cover expected losses and LAE from all periods, including development (whether favorable or unfavorable) of reserves established in prior periods. In contrast, we analyze our accident year losses and LAE ratios to evaluate our underwriting performance and the adequacy of the premium rates we charged in a particular year in relation to ultimate losses and LAE from insured events occurring during that year.

While calendar year losses and LAE ratios are useful in measuring our profitability, we believe that accident year losses and LAE ratios are more meaningful in evaluating our underwriting performance for any particular year because an accident year losses and LAE ratio better matches premium and loss information. Furthermore, accident year losses and LAE ratios are not distorted by adjustments to reserves established for insured events that occurred in other periods, which may be influenced by factors that are not generally applicable to all years. The losses and LAE ratios provided in this report are calendar year losses and LAE ratios, except where they are expressly identified as accident year losses and LAE ratios.

Commission Expense Ratio.    The commission expense ratio is the ratio (expressed as a percentage) of commission expense to net premiums earned and measures the effectiveness of compensating agents and brokers for the business we have underwritten.

Underwriting and Other Operating Expense Ratio.    The underwriting and other operating expense ratio is the ratio (expressed as a percentage) of underwriting and other operating expense to net premiums earned, and measures an insurance company’s operational efficiency in producing, underwriting and administering its insurance business.

Combined Ratio.    The combined ratio is a measure used in the property and casualty insurance business to show the profitability of an insurer’s underwriting, and it represents the percentage of each premium dollar spent on claims and expenses. The combined ratio is the sum of the losses and LAE ratio, the commission expense ratio and the underwriting and other operating expense ratio. The losses and LAE ratio, commission expense ratio and underwriting and other operating expense ratio express the relationship between losses and LAE, commissions and underwriting and other operating expenses (including policyholder dividends), respectively, to net premiums earned. When the combined ratio is below 100%, an insurance company experiences underwriting gain, meaning that claims payments, the cost of settling claims, commissions and underwriting expenses are less than premiums collected. If the combined ratio is at or above 100%, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient. Companies with lower combined ratios than their peers generally experience greater profitability.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005:

	2005	2006	Increase (Decrease) 2006 Over 2005	Increase (Decrease) 2006 Over 2005
	(in thousands, except percentages)
Selected Financial Data:
Gross premiums written	$458,671	$401,756	$(56,915)	(12.4)%
Net premiums written	439,721	387,184	(52,537)	(11.9)
Net premiums earned	$438,250	$392,986	$(45,264)	(10.3)
Net investment income	54,416	68,187	13,771	25.3
Realized gains (losses) on investments	(95)	54,277	54,372	n/a
Other income	3,915	4,800	885	22.6
Total revenues	496,486	520,250	23,764	4.8
Losses and LAE	211,688	129,755	(81,933)	(38.7)
Commission expense	46,872	48,377	1,505	3.2
Underwriting and other operating expense	69,934	87,826	17,892	25.6
Income taxes	30,394	82,722	52,328	172.2
Total Expenses	358,888	348,680	(10,208)	(2.8)
Net income	$137,598	$171,570	$33,972	24.7%
Selected Operating Data:
Losses and LAE ratio	48.3%	33.0%	(15.3)%	n/a
Commission expense ratio	10.7%	12.3%	1.6%	n/a
Underwriting and other operating expense ratio	16.0%	22.3%	6.3%	n/a
Combined ratio	75.0%	67.7%	(7.3)%	n/a
Net income before impact of LPT Agreement(1)	$93,842	$152,197	$58,355	62.2%

(1)	We define net income before impact of LPT Agreement as net income less (i) amortization of deferred reinsurance gain—LPT Agreement and (ii) adjustments to LPT Agreement ceded reserves. Deferred reinsurance gain—LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of LPT Agreement is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to net income before income taxes and net income or any other measure of performance derived in accordance with GAAP.

We present net income before impact of LPT Agreement because we believe that it is an important supplemental measure of operating performance to be used by analysts, investors and other interested parties in evaluating us. The LPT Agreement was a non-recurring transaction which does not result in ongoing cash benefits and consequently we believe this presentation is useful in providing a meaningful understanding of our operating performance. In addition, we believe this non-GAAP measure, as we have defined it, is helpful to our management in identifying trends in our performance because the excluded item has limited significance in our current and ongoing operations.

The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the periods presented:

	Year Ended December 31,
	2005	2006
	(in thousands)
Net income	$137,598	$171,570
Less: Impact of LPT Agreement:
Amortization of deferred reinsurance gain–LPT Agreement	16,891	19,373
Adjustment to LPT Agreement ceded reserves(a)	26,865	—
Net income before impact of LPT Agreement	$93,842	$152,197

(a)	Any adjustment to the estimated direct reserves ceded under the LPT Agreement is reflected in losses and LAE for the period during which the adjustment is determined, with a corresponding increase or decrease in net income in the period.

There is a corresponding change to the reinsurance recoverables on unpaid losses as well as the deferred reinsurance gain. A cumulative adjustment to the amortization of the deferred gain is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. See Note 2 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.

Gross Premiums Written.    Gross premiums written decreased $56.9 million, or 12.4%, to $401.8 million for the year ended December 31, 2006 from $458.7 million for the year ended December 31, 2005. The decrease in gross premiums written was primarily due to additional rate decreases in California. The average in force policy premium at December 31, 2006 decreased 21.1% to $11,528 from $14,618 at December 31, 2005. The impact of such rate reductions was partially offset by an increase of 2,056 in the number of in force policies of 29,742 for year ended December 31, 2006, as compared to 27,686 for the year ended December 31, 2005. The in force policy count increase was primarily attributable to growth in the California market of 2,040 policies or 10.6%. Of this increase 3.4% was attributable to Strategic Markets in California.

Net Premiums Written.    Net premiums written decreased $52.5 million or 11.9%, to $387.2 million for the year ended December 31, 2006 from $439.7 million for the year ended December 31, 2005. The decrease was primarily attributable to a $56.9 million decrease in gross premiums written. This decrease was partially offset by a reduction in ceded premiums. Ceded premiums for the year ended December 31, 2006 totaled $14.6 million, or 3.6%, of gross premiums written as compared to $19.0 million, or 4.1%, of gross premiums written for the year ended December 31, 2005. The decrease in ceded premiums was due to favorable market trends in reinsurance rates and an increase in the amount of risk we retained under the excess of loss reinsurance treaty, which is reset on June 30 of each year.

Net Premiums Earned.    Net premiums earned decreased $45.3 million, or 10.3%, to $393.0 million for the year ended December 31, 2006 from $438.3 million for the year ended December 31, 2005. The decrease in net premiums earned was primarily the result of the decrease in net premiums written for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Net Investment Income.    Net investment income increased $13.8 million, or 25.3%, to $68.2 million for the year ended December 31, 2006 from $54.4 million for the year ended December 31, 2005. The change was attributable to two factors, the increase in the portfolio yield and in the investment portfolio. The yield on invested assets increased by $7.7 million or approximately 0.46 of a percentage point to 5.29% for year ended December 31, 2006 from 4.83% for the year ended December 31, 2005. The invested assets increased $120.0 million as a result of favorable investment yield and net cash flows from operations. The increase in invested assets generated an additional $6.1 million of investment income for the year ended December 31, 2006.

Realized Gains (Losses) on Investments.    Realized gains (losses) on investments increased $54.4 million due to a gain of $54.3 million for the year ended December 31, 2006 from a loss of $0.1 million for the year ended December 31, 2005. The gain was primarily attributable to a portfolio reallocation in the fourth quarter of 2006. The Company evaluated its equity portfolio during the fourth quarter and elected to reduce the amount allocated to equity securities from 15% to the target level of 6.0%. Equity sales of $169.2 million related to the portfolio reallocation generated realized gains of $49.2 million.

Additionally there was a $6.1 million realized gain on the sales of equity securities due to merger and acquisition activities related to the issuing company. These gains were offset by a realized loss of $0.6 million due to other-than-temporary impairment adjustments. The net realized capital loss for the year ended December 31, 2005 was $0.1 million. The investment activity was driven by the continued long term effort to increase after-tax income and resulted in the sale of corporate and mortgage bonds as well as equity activities.

Other Income.    Other income increased $0.9 million, or 22.6%, to $4.8 million for the year ended December 31, 2006 from $3.9 million for the year ended December 31, 2005. The increase in other income was primarily attributable to interest income derived from the funds withheld related to our fronting facility with Clarendon.

Losses and LAE.    Losses and LAE decreased $81.9 million, or 38.7%, to $129.8 million for the year ended December 31, 2006 from $211.7 million for the year ended December 31, 2005. Losses and LAE were 33.0% and 48.3% of net premiums earned for the years ended December 31, 2006 and 2005, respectively. The majority of the decrease was due to a 10.9 percentage point downward adjustment in our current accident year loss estimate from 76.1% for the year ended December 31, 2005 to 65.2% for the year ended December 31, 2006. This adjustment was made after observation of several successive quarters of reduced loss development in California due to the impact of regulatory reforms designed to control loss costs.

The table below reflects the losses and LAE reserve adjustments for the years and quarters ended December 31, 2006 and 2005:

	Year Ended December 31,		Quater Ended December 31,
	2005	2006	2005	2006
	(in millions)
Prior Accident Year Favorable Development	$78.1	$107.1	$51.5	$25.4
Current Accident Year Unfavorable Development	(5.5)	(5.0)	(5.5)	(5.0)
Total Accident Year Favorable Development	$72.6	$102.1	$46.0	$20.4
LPT Reserve Favorable Change	$26.9	—	$26.9	—
LPT Amortization of the Deferred Reinsurance Gain	16.9	19.4	1.4	4.8

The favorable prior accident year reserve development totaled $107.1 million for the year ended December 31, 2006 compared to $105.0 million (including $26.9 million favorable development on the direct reserves subject to the LPT Agreement) for the year ended December 31, 2005. In the fourth quarter 2006, the favorable prior year accident year development was $25.4 million, offset by a year end increase to the current accident year reserves of $5.0 million. There was no adjustment in this period to the direct reserves subject to the LPT Agreement. Fourth quarter 2005 had favorable prior accident year development of $51.5 million in addition to the $26.9 million favorable losses development for LPT Agreement offset by a year end increase to the current accident year reserves of $5.5 million. Losses and LAE include amortization of deferred reinsurance gain—LPT Agreement of $19.4 million and $16.9 million in the year ended December 31, 2006 and 2005, respectively. Excluding the impact from the LPT Agreement, losses and LAE would have been $149.1 million and $255.4 million, or 37.9% and 58.3% of net premiums earned, for the years ended December 31, 2006 and 2005, respectively. Fourth quarter losses and LAE include amortization of deferred reinsurance gain—LPT Agreement of $4.8 million and $1.4 million for the three months ended December 31, 2006 and 2005, respectively.

Commission Expense.    Commission expense increased $1.5 million, or 3.2%, to $48.4 million for the year ended December 31, 2006 from $46.9 million for the year ended December 31, 2005. Commission expense was 12.3% and 10.7% of net premiums earned for the years ended December 31, 2006 and 2005, respectively. Commission expense increased primarily due to an increase in commission rate on selected policies from 10% to 12.5% midyear in 2006 and a reduction in commission expense in 2005 of $3.8 million related to accrued income from the LPT Agreement contingent commission. The increase in 2006 was partially offset by a decrease in commission expense due to a decrease in net earned premium of $5.0 million.

Underwriting and Other Operating Expense.    Underwriting and other operating expense increased $17.9 million, or 25.6%, to $87.8 million for the year ended December 31, 2006 from $69.9 million for the year ended December 31, 2005. The increase is composed primarily of a $2.4 million increase in salaries and benefits, a $4.2 million increase in technology maintenance and depreciation and a $13.2 million increase in professional fees offset by a decrease of $2.6 million primarily made up of a change in bad debt expense and policyholder dividends for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

The increase in salaries and benefits of $2.4 million was due to additional staffing to support increased in force policy count, and preparation to be a publicly traded company. The technology maintenance and depreciation increased as a result of implementing E ACCESS, a new underwriting system, on July 1, 2006. The increase of professional fees was primarily due to one-time incurred expenses related to the conversion of $10.0 million. The remainder of the increase in professional fees was due to the use of consultants for strategy planning for $1.5 million and the use of consultants for post-implementation work of $1.3 million on the new underwriting system.

Income Taxes.    Income taxes increased $52.3 million, or 172.2%, to $82.7 million for the year ended December 31, 2006 from $30.4 million for the year ended December 31, 2005. The increase in income taxes was due to an $86.3 million increase in pre-tax income (including a realized gain of $49.2 million from the investment portfolio reallocation) for the year ended December 31, 2006 resulting in an additional $30.2 million income tax expense. The expense was also impacted by the tax treatment of the non-deductible conversion cost of $10.0 million and non-taxable pre-Privatization and LPT Agreement reserve adjustments. The year ended December 31, 2005 included an increase to income of approximately $48.5 million; related to favorable reserve adjustments (non-taxable pre-Privatization and LPT Agreement reserve adjustments) that did not increase taxable income for the period. The effective tax rate for the year ended December 31, 2006 was 32.5% compared to 18.1% for the same period in 2005. The effective tax rate was impacted by the items noted above in addition to the impact of tax exempt interest and dividends received deductions.

Net Income.    Net income increased $34.0 million, or 24.7%, to $171.6 million for the year ended December 31, 2006 from $137.6 million for the year ended December 31, 2005. Affecting the increase in net income was the realized gain of $32.0 million net of tax attributable to a $169.2 million sale of equity securities holdings in the fourth quarter 2006. The net income increase was due to the decrease in our losses and LAE relative to net premiums earned.

Net income includes amortization of deferred reinsurance gain—LPT Agreement of $19.4 million and $16.9 million in the years ended December 31, 2006 and 2005, respectively. Net income for the year ended December 31, 2006 did not include a change in LPT Agreement ceded reserves whereas the year ended December 31, 2005 included a favorable change of $26.9 million. Excluding the LPT Agreement items, net income would have been $152.2 million and $93.8 million for the years ended December 31, 2006 and 2005, respectively.

Losses and LAE Ratio.    The losses and LAE ratio decreased 15.3 percentage points, to 33.0%, for the year ended December 31, 2006 from 48.3% for the year ended December 31, 2005. As discussed under ‘‘—Losses and LAE’’ above, the decrease in the losses and LAE ratio was due to a decrease downward in our current accident year loss estimates and recognition of favorable development of prior accident years. The losses and LAE ratio include amortization of deferred reinsurance gain—LPT Agreement of $19.4 million and $16.9 million for the year ended December 31, 2006 and 2005, respectively. Excluding these items, the losses and LAE ratio would have been 65.2% and 76.1% in the year ended December 31, 2006 and 2005, respectively. The losses and LAE ratio for the year ended December 31, 2006 did not include any adjustment to LPT Agreement ceded reserves whereas the year ended December 31, 2005 included a favorable reduction of $26.9 million.

Commission Expense Ratio.    The commission expense ratio increased 1.6 percentage points, to 12.3%, for the year ended December 31, 2006 from 10.7% for the year ended December 31, 2005. The commission expense ratio increase was primarily due to a decrease in the contingent commission income from the LPT Agreement, in combination with the impact of premium rate declines in California, the result of regulatory reforms and a commission rate increase as discussed under ‘‘—Commission Expense’’ above.

Underwriting and Other Operating Expense Ratio.    The underwriting and other operating expense ratio increased by 6.3 percentage points, to 22.3%, for the year ended December 31, 2006 from 16.0% for the year ended December 31, 2005. The underwriting and other operating expense ratio increase was primarily due to an increase in costs discussed above ‘‘—Underwriting and other operating expense’’ and the impact of premium rate declines in California.

Combined Ratio.    The combined ratio decreased 7.3 percentage points, to 67.7%, for the year ended December 31, 2006 from 75.0% for the year ended December 31, 2005. The combined ratio decrease was primarily due to the decreased losses and LAE ratio that was partially offset by increased commission expense and underwriting and other operating expense ratios.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004:

	2004	2005	Increase (Decrease) 2005 Over 2004	Increase (Decrease) 2005 Over 2004
	(in thousands, except percentages)
Selected Financial Data:
Gross premiums written	$437,694	$458,671	$20,977	4.8%
Net premiums written	417,914	439,721	21,807	5.2
Net premiums earned	$410,302	$438,250	$27,948	6.8
Net investment income	42,201	54,416	12,215	28.9
Realized gains (losses) on investments	1,202	(95)	(1,297)	(107.9)
Other income	2,950	3,915	965	32.7
Total revenue	456,655	496,486	39,831	8.7
Losses and LAE	229,219	211,688	(17,531)	(7.6)
Commission expense	55,369	46,872	(8,497)	(15.3)
Underwriting and other operating expense	65,492	69,934	4,442	6.8
Income taxes	11,008	30,394	19,386	176.1
Total Expenses	361,088	358,888	2,200	0.6
Net income	$95,567	$137,598	$42,031	44.0%
Selected Operating Data:
Losses and LAE ratio	55.9%	48.3%	(7.6)%	n/a
Commission expense ratio	13.5%	10.7%	(2.8)%	n/a
Underwriting and other operating expense ratio	16.0%	16.0%	0.0%	n/a
Combined ratio	85.4%	75.0%	(10.4)%	n/a
Net income before impact of LPT Agreement(1)	$72,824	$93,842	$21,018	28.9%

(1)	We define net income before impact of LPT Agreement as net income less (i) amortization of deferred reinsurance gain—LPT Agreement and (ii) adjustments to LPT Agreement ceded reserves. Deferred reinsurance gain—LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of LPT Agreement is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to net income before income taxes and net income or any other measure of performance derived in accordance with GAAP.

We present net income before impact of LPT Agreement because we believe that it is an important supplemental measure of operating performance to be used by analysts, investors and other interested parties in evaluating us. The LPT Agreement was a non-recurring transaction which does not result in ongoing cash benefits and consequently we believe this presentation is useful in providing a meaningful understanding of our operating performance. In addition, we believe this non-GAAP measure, as we have defined it, is helpful to our management in identifying trends in our performance because the excluded item has limited significance in our current and ongoing operations.

The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the periods presented:

	Year Ended December 31,
	2004	2005
	(in thousands)
Net income	$95,567	$137,598
Less: Impact of LPT Agreement:
Amortization of deferred reinsurance gain – LPT Agreement	20,296	16,891
Adjustment to LPT Agreement ceded reserves(a)	2,447	26,865
Net income before impact of LPT Agreement	$72,824	$93,842

(a)	Any adjustment to the estimated direct reserves ceded under the LPT Agreement is reflected in losses and LAE for the period during which the adjustment is determined, with a corresponding increase or decrease in net income in the period.

There is a corresponding change to the reinsurance recoverables on unpaid losses as well as the deferred reinsurance gain. A cumulative adjustment to the amortization of the deferred gain is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. See Note 2 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.

Gross Premiums Written.    Gross premiums written increased $21.0 million, or 4.8%, in 2005 to $458.7 million from $437.7 million in 2004. The increase in gross premiums written in 2005 was primarily due to an increase of 1,681 in the number of in force policies of 27,686 for the year ended December 31, 2005 as compared to 26,005 for the year ended December 31, 2004. The increase of our in force policy count can be attributed largely to growth in the number of policies written through our strategic distribution partnerships, which accounted for 62.0% of the in force policy count increase. The average in force policy premium decreased slightly to $14,618 in 2005 from $15,773 in 2004.

Net Premiums Written.    Net premiums written increased $21.8 million, or 5.2%, to $439.7 million in 2005 from $417.9 million in 2004. The net premiums written increase was primarily attributable to the increase in gross premiums written. Ceded premiums for the year ended December 31, 2005 totaled $19.0 million, or 4.1%, of gross premiums written as compared to $19.8 million, or 4.5%, of gross premiums written for the year ended December 31, 2004.

Net Premiums Earned.    Net premiums earned increased $28.0 million, or 6.8%, to $438.3 million in 2005 from $410.3 million in 2004. This increase was primarily due to the increase of gross premiums written during the same period which resulted in higher net premiums earned in the year ended December 31, 2005 compared to the year ended December 31, 2004.

Net Investment Income.    Net investment income increased by $12.2 million, or 28.9%, to $54.4 million in 2005 from $42.2 million in 2004 as a result of an increase in the size of our investment portfolio. During 2005, our invested assets increased by $237.5 million and the yield on invested assets increased by approximately 0.24 of a percentage point to 4.7%, as compared, in each case, to 2004. Investment expense attributable to portfolio management and custodial fees decreased by $0.2 million over the year ended December 31, 2005. Invested assets increased in the year ended December 31, 2005 principally as a result of favorable net cash flows and an increase in the fair market value of equity securities. For the years ended December 31, 2005, 2004 and 2003, the fair value of equity securities increased by $10.6 million, $23.9 million and $52.8 million, respectively.

Realized Gains (Losses) on Investments.    Realized gains (losses) on investments decreased $1.3 million, or 107.9%, to $(0.1) million in 2005 from $1.2 million in 2004. Our investment activity was driven by the continued long term effort to increase after-tax income and resulted in the sale of corporate and mortgage bonds as well as equity securities. The resulting transactions generated nominal net realized losses which were offset by the overall yield increase.

Other Income.    Other income increased $0.9 million, or 32.7%, to $3.9 million in 2005 compared to $3.0 million in 2004. The increase in other income was primarily attributable to interest income earned on assets held in trust related to our fronting facility with Clarendon.

Losses and LAE.    Losses and LAE decreased $17.5 million, or 7.6%, to $211.7 million in 2005 from $229.2 million in 2004. Losses and LAE were 48.3% and 55.9% of net premiums earned in 2005 and 2004, respectively. The decrease was primarily the net result of favorable development on prior accident year reserves, totaling $78.1 million. Losses and LAE include amortization of deferred reinsurance gain—LPT Agreement of $16.9 million and $20.3 million in 2005 and 2004, respectively, and change in LPT Agreement ceded reserves of $26.9 million and $2.4 million in 2005 and 2004, respectively. The increase in the reduction in the ceded reserves related to the LPT Agreement was due to continued favorable loss development. Excluding these items, losses and LAE would have been $255.4 million and $252.0 million, or 58.3% and 61.4% of net premiums earned, in 2005 and 2004, respectively.

Commission Expense.    Commission expense decreased $8.5 million, or 15.3%, to $46.9 million in 2005 from $55.4 million in 2004. Commission expense was 10.7% and 13.5% of net premiums earned in 2005 and 2004, respectively. The commission expense decrease was primarily due to reduced fronting facility fee expenses of $3.6 million. We entered into a fronting facility in July 2002 in connection with the Fremont acquisition. The entry into the inter-company reinsurance pooling agreement allowed us to exit the fronting arrangement with Clarendon and thereby reduced fronting fees in 2003 and eliminate or pay the last of such fees in 2004. See ‘‘Overview—Expenses’’ and ‘‘Business—Inter-company Reinsurance Pooling Agreement.’’ In addition, there was a favorable increase of $3.8 million in the estimated contingent commission to be received under the LPT Agreement.

Underwriting and Other Operating Expense.    Underwriting and other operating expense increased $4.4 million, or 6.8%, to $69.9 million in 2005 from $65.5 million in 2004. Underwriting and other operating expense was 16.0% for each of the years. The increase in total underwriting and other operating expense was primarily due to the increase in gross premiums written of $21.0 million and recovery in 2004 of receivable premium accounts previously considered uncollectible of $4.0 million. This recovery is considered a one-time event and is not expected to recur.

Income Taxes.    Income taxes increased $19.4 million, or 176.1%, to $30.4 million in 2005 from $11.0 million in 2004. The income taxes increase was primarily to due to an increase in pre-tax net income of $61.4 million for the year ended December 31, 2005.

Net Income.    Net income increased $42.0 million, or 44.0%, to $137.6 million in 2005 from $95.6 million in 2004. Net income was significantly impacted by our losses and LAE relative to the net premiums earned as indicated by losses and LAE ratios of 48.3% and 55.9% in 2005 and 2004, respectively. Net income includes amortization of deferred reinsurance gain—LPT Agreement of $16.9 million and $20.3 million in 2005 and 2004, respectively, and change in LPT Agreement ceded reserves of $26.9 million and $2.4 million in 2005 and 2004, respectively. Excluding these items, net income would have been $93.8 million and $72.8 million in 2005 and 2004, respectively.

Losses and LAE Ratio.    The losses and LAE ratio decreased by 7.6 percentage points, to 48.3%, in 2005 from 55.9% in 2004. The decrease was primarily attributable to favorable prior year loss development of $78.1 million. The losses and LAE ratio includes amortization of deferred reinsurance gain—LPT Agreement of $16.9 million and $20.3 million in 2005 and 2004, respectively, and change in LPT Agreement ceded reserves of $26.9 million and $2.4 million in 2005 and 2004, respectively. Excluding these items, the losses and LAE ratio would have been 58.3% and 61.4% in 2005 and 2004, respectively.

Commission Expense Ratio.    The commission expense ratio decreased by 2.8 percentage points, to 10.7%, in 2005 from 13.5% in 2004. The decrease was due to the decrease in fronting facility fee expense of $3.6 million and favorable increase of $3.8 million in the estimated contingent commission to be received under the LPT Agreement.

Underwriting and Other Operating Expense Ratio.    The underwriting and other operating expense ratio was 16.0% in both 2005 and 2004. In each of these years, the respective totals were comprised of salary and premium tax expenses.

Combined Ratio.    The combined ratio decreased by 10.4 percentage points, to 75.0%, in 2005 from 85.4% in 2004. The combined ratio decrease was primarily due to the decreases in the losses and LAE and commission expense ratios of 7.6 and 2.8 percentage points, respectively.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	2003	2004	Increase (Decrease) 2004 Over 2003	Increase (Decrease) 2004 Over 2003
	(in thousands, except percentages)
Selected Financial Data:
Gross premiums written	$337,089	$437,694	$100,605	29.8%
Net premiums written	297,649	417,914	120,265	40.4
Net premiums earned	$298,208	410,302	112,094	37.6
Net investment income	26,297	42,201	15,904	60.5
Realized gains (losses) on investments	5,006	1,202	(3,804)	(76.0)
Other income	1,602	2,950	1,348	84.1
Total revenue	331,113	456,655	125,542	37.9
Losses and LAE	118,123	229,219	111,096	94.1
Commission expense	56,310	55,369	(941)	(1.7)
Underwriting and other operating expense	56,738	65,492	8,754	15.4
Income taxes	3,720	11,008	7,288	195.9
Total Expenses	234,891	361,088	126,197	53.7
Net income	$96,222	$95,567	$(655)	(0.7)%
Selected Operating Data:
Losses and LAE ratio	39.6%	55.9%	16.3%	n/a
Commission expense ratio	18.9%	13.5%	(5.4)%	n/a
Underwriting and other expense ratio	19.0%	16.0%	(3.0)%	n/a
Combined ratio	77.5%	85.4%	7.9%	n/a
Net income before impact of LPT Agreement(1)	$46,098	$72,824	$26,726	58.0%

(1)	We define net income before impact of LPT Agreement as net income less (i) amortization of deferred reinsurance gain—LPT Agreement and (ii) adjustments to LPT Agreement ceded reserves. Deferred reinsurance gain—LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of LPT Agreement is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to net income before income taxes and net income or any other measure of performance derived in accordance with GAAP.

We present net income before impact of LPT Agreement because we believe that it is an important supplemental measure of operating performance to be used by analysts, investors and other interested parties in evaluating us. The LPT Agreement was a non-recurring transaction which does not result in ongoing cash benefits and consequently we believe this presentation is useful in providing a meaningful understanding of our operating performance. In addition, we believe this non-GAAP measure, as we have defined it, is helpful to our management in identifying trends in our performance because the excluded item has limited significance in our current and ongoing operations.

The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the periods presented:

	Year Ended December 31,
	2003	2004
	(in thousands)
Net income	$96,222	$95,567
Less: Impact of LPT Agreement:
Amortization of deferred reinsurance gain–LPT Agreement	19,015	20,296
Adjustment to LPT Agreement ceded reserves(a)	31,109	2,447
Net income before impact of LPT Agreement	$46,098	$72,824

(a)	Any adjustment to the estimated direct reserves ceded under the LPT Agreement is reflected in losses and LAE for the period during which the adjustment is determined, with a corresponding increase or decrease in net income in the period.

There is a corresponding change to the reinsurance recoverables on unpaid losses as well as the deferred reinsurance gain. A cumulative adjustment to the amortization of the deferred gain is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. See Note 2 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.

Gross Premiums Written.    Gross premiums written increased $100.6 million, or 29.8%, to $437.7 million in 2004 from $337.1 million in 2003. In force policy count increased by approximately 1,000 between December 31, 2004 and December 31, 2003. This increase was principally attributable to an increase in the number of in force policies associated with our strategic distribution partnerships, which increased by 16% in 2004 compared to 2003, partially offset by a 17.8% decrease in force policy counts in Nevada in 2004 as compared to 2003. In addition, in 2004, the average premium per in force policies increased $1,436 to $15,773 from $14,337 in 2003, primarily due to the elimination of smaller accounts in Nevada.

Net Premiums Written.    Net premiums written increased $120.3 million, or 40.4%, to $417.9 million in 2004 from $297.6 million in 2003. The increase was primarily attributable to growth in gross premiums written of $100.6 million. Net premiums written were also affected by a decrease in the amount of premiums ceded under reinsurance agreements. Ceded premiums for the year ended December 31, 2004 totaled $19.8 million, or 4.5% of gross premiums written, as compared to $39.4 million, or 11.7% of gross premiums written, for the year ended December 31, 2003. Ceded premiums in 2003 consisted primarily of the $32.8 million ceded to NICO under the novation agreement entered into with Gerling in accordance with the provisions of the LPT Agreement which require the replacement of Gerling as a reinsurer thereunder because its A.M. Best rating had dropped below ‘‘A−.’’

Net Premiums Earned.    Net premiums earned increased $112.1 million, or 37.6%, to $410.3 million in 2004 from $298.2 million in 2003. This increase was primarily due to an increase in gross premiums written of $100.6 million during 2004 as compared to 2003. Ceded premiums were substantially lower in 2004 than in 2003, causing a corresponding increase in our net premiums earned.

Net Investment Income.    Net investment income increased $15.9 million, or 60.5%, to $42.2 million in 2004 from $26.3 million in 2003. This increase was primarily due to an increase in invested assets of $93.2 million in 2004 as compared to 2003 and an increase in yield on invested assets of approximately 1.40 percentage points, to 4.48%, in 2004 from 3.08% in 2003. Invested assets increased in the year ended December 31, 2004 principally as a result of favorable net cash flows and an increase in the fair market value of equity securities. For the years ended December 31, 2005, 2004 and 2003, the fair value of equity securities increased by $10.6, $23.9 and $52.8 million, respectively.

Realized Gains (Losses) on Investments.    Realized gains (losses) on investments decreased $3.8 million, or 76.0%, to $1.2 million in 2004 from $5.0 million in 2003. Beginning in 2004, the number of portfolio managers was substantially reduced from seven to one and the overall strategy changed to maximizing economic value subject to regulatory and rating agency constraints. The net realized gains were primarily attributable to security sales in accordance with our investment strategy.

Other Income.    Other income increased $1.4 million, or 84.1%, to $3.0 million in 2004 from $1.6 million in 2003. The increase in other income was primarily attributable to interest income derived from the funds withheld related to our fronting facility with Clarendon.

Losses and LAE.    Losses and LAE increased $111.1 million, or 94.1%, to $229.2 million in 2004 from $118.1 million in 2003. Losses and LAE were 55.9% and 39.6% of net premiums earned in 2004 and 2003, respectively. The increase in losses and LAE was primarily due to favorable reserve development on prior accident years recorded in 2003 of $69.2 million. Losses and LAE include amortization of deferred reinsurance gain—LPT Agreement of $20.3 million and $19.0 million in 2004 and 2003, respectively, and change in LPT Agreement ceded reserves of $2.4 million and $31.1 million in 2004 and 2003, respectively. Excluding these items, losses and LAE would have been $252.0 million and $168.2 million, or 61.4% and 56.4% of net premiums earned, in 2004 and 2003, respectively.

Commission Expense.    Commission expense decreased $0.9 million, or 1.7%, to $55.4 million in 2004 from $56.3 million in 2003. Commission expense was 13.5% and 18.9% of net premiums earned in 2004 and 2003, respectively. The change in commission expense was nominal from 2004 to 2003.

Underwriting and Other Operating Expense.    Underwriting and other operating expense increased $8.8 million, or 15.4%, to $65.5 million in 2004 from $56.7 million in 2003. Underwriting and other operating expense was 16.0% and 19.0% of net premiums earned in 2004 and 2003, respectively. The increase was primarily due to increased salaries related to headcount additions of $3.7 million, management restructuring charges of $2.0 million and professional services of $1.0 million, in each case, in 2004. The headcount additions were in support of the in force policy increase, and the management restructuring and professional services expenses were related to the integration of Fremont.

Income Taxes.    Income taxes increased $7.3 million, or 195.9%, to $11.0 million in 2004 from $3.7 million in 2003. The increase in income taxes was primarily due to a pre-2000 reserve reduction relating to the LPT Agreement taken in 2003 in addition to increased amortization of deferred reinsurance gain—LPT Agreement. Pre-tax income increased $6.6 million, or 6.6%, to $106.6 million in 2004 from $99.9 million in 2003.

Net Income.    Net income decreased $0.6 million, or 0.7%, to $95.6 million in 2004 from $96.2 million in 2003. Net income was significantly impacted by our losses and LAE relative to the net premiums earned as indicated by losses and LAE ratios of 55.9% and 39.6% in 2004 and 2003, respectively. Net income includes amortization of deferred reinsurance gain—LPT Agreement of $20.3 million and $19.0 million in 2004 and 2003, respectively, and change in LPT Agreement ceded reserves of $2.4 million and $31.1 million in 2004 and 2003, respectively. Excluding these items, net income would have been $72.8 million and $46.1 million in 2004 and 2003, respectively.

Losses and LAE Ratio.    The losses and LAE ratio increased by 16.3 percentage points, to 55.9%, in 2004 from 39.6% in 2003. The losses and LAE ratio increase was primarily due to the favorable reserve development of $69.2 million recorded in 2003. The losses and LAE ratio includes amortization of deferred reinsurance gain—LPT Agreement of $20.3 million and $19.0 million in 2004 and 2003, respectively, and change in LPT Agreement ceded reserves of $2.4 million and $31.1 million in 2004 and 2003, respectively. Excluding these items, the losses and LAE ratio would have been 61.4% and 56.4% in 2004 and 2003, respectively.

Commission Expense Ratio.    The commission expense ratio decreased by 5.4 percentage points, to 13.5%, in 2004 from 18.9% in 2003. The decrease was primarily due to the nominal change of $0.9 million in overall commission expenses in 2004 over 2003 and the increase in net premiums earned of $112.1 million.

Underwriting and Other Operating Expense Ratio.    The underwriting and other operating expense ratio decreased by 3.0 percentage points, to 16.0%, in 2004 from 19.0% in 2003. The decrease was primarily due to the increase in net premiums earned of $112.1 million.

Combined Ratio.    The combined ratio increased by 7.9 percentage points, to 85.4%, in 2004 from 77.5% in 2003. The combined ratio increase was primarily due to the increase in the losses and LAE ratio of 16.3 percentage points and the partial offset provided from the decreases in the commission expense and underwriting and other operating expense ratios.

Liquidity and Capital Resources

Operating Cash and Short-Term Investments

Parent Company.    The primary source of cash for Employers Holdings is dividends received from our insurance subsidiaries. The primary uses of cash are expected to be dividend payments on our common stock, repurchases of our common stock as described in ‘‘—Stock Repurchases’’ and parent holding company expenses. Our board of directors has authorized the payment of a dividend of $0.06 per share of our common stock per quarter to our stockholders of record beginning in the second quarter of 2007. Any determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us, our results of operations and cash flows, our financial position and capital requirements, general business conditions, any legal, tax, regulatory and contractual restrictions on the payment of dividends (including those described under ‘‘Regulation—Financial, Dividend and Investment Restrictions’’), and any other factors our board of directors deems relevant. There can be no assurance that we will declare and pay any dividends. Management also intends to recommend to our board of directors that the board authorize a stock repurchase program. See ‘‘—Stock Repurchases.’’ There can be no assurance that we will undertake any repurchases of our common stock pursuant to the program.

Operating Subsidiaries.    The primary sources of cash for EICN and ECIC, our insurance operating subsidiaries are funds generated from operations, asset maturities and income received from investments. We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs before making adjustments to the forecasts when needed. Additional sources of cash flow include the sale of invested assets. Cash provided from these sources has historically been used primarily for claims and claims adjustment expense payments and operating expenses. In the future, we also expect to have sufficient cash from these sources for the payment of dividends to parent holding companies to the extent permitted by law. See ‘‘—Dividend Capacity.’’

Both internal and external forces influence our financial condition, results of operations and cash flows. Claims settlements, premium rate levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to us and the settlement of the liability for that loss. The exact timing of the payment of claims and benefits cannot be predicted with certainty. In addition, catastrophe claims, the timing and amount of which are inherently unpredictable, may create increased liquidity requirements.

Our net cash flows are generally invested in marketable securities. We closely monitor the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available for the payment of claims. As our investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations or rebalance asset portfolios. At December 31, 2006, 94% of our investment portfolio consisted of fixed maturity and short-term investments and 6% consisted of equity securities.

We believe that our liquidity needs through 2008, including remaining expenses with respect to our information technology systems of approximately $6 million, arising in the ordinary course of business at both the parent holding company and insurance subsidiary levels will be met from all of the above sources. We are not currently planning to make significant capital expenditures in 2007 or 2008, and we believe we do not need additional surplus to support our near-term growth strategy.

Dividend Capacity

As of December 31, 2006, EIG had assets, excluding its investment in subsidiaries, of $4.1 million, comprised of cash and capitalized costs related to the IPO. EIG’s liabilities at such date were $2.6 million, comprised of an intercompany loan for conversion and offering expenses to be repaid upon the completion of the conversion. Our ability to pay dividends on our common stock, to repurchase common stock and to pay other expenses, will be dependent, to a significant extent, upon the ability of our Nevada domiciled insurance company, EICN, to pay dividends to its immediate holding company Employers Group, Inc. and, in turn, the ability of Employers Group, Inc. to pay dividends to its parent, Employers Holdings, Inc.

Nevada law limits the payment of cash dividends by EICN to its immediate holding company by providing that payments cannot be made except from available and accumulated surplus money otherwise unrestricted (unassigned) and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend otherwise prohibited by these restrictions may be declared and distributed upon the prior approval of the Nevada Commissioner of Insurance, except that prior notice of extraordinary distributions by EICN to its intermediate holding company must be given to the Nevada Commissioner of Insurance who must approve or disapprove the distribution within 30 days of such notice.

As the direct owner of ECIC, EICN will be the direct recipient of any dividends paid by ECIC. The ability of ECIC to pay dividends to EICN is limited by California law, which provides that the appropriate insurance regulatory authorities in the State of California must approve (or, within a 30-day notice period, not disapprove) any dividend that, together with all other such dividends paid during the preceding 12 months, exceeds the greater of: (a) 10% of the paying company’s statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. The maximum pay-out that may be made by ECIC to EICN during 2007 without prior approval is $61.0 million. California regulations require that in addition to applying the NAIC’s statutory accounting practices, insurance companies must record, under certain circumstances, an additional liability, called an ‘‘excess statutory reserve.’’ If the workers’ compensation losses and LAE ratio is less than 65% in each of the three most recent accident years, the difference is recorded as an excess statutory reserve. The excess statutory reserves required by such regulations reduced ECIC’s statutory-basis surplus by $33.9 million to $314.1 million at December 31, 2006, as filed with and reported to the regulators. The excess statutory reserves required by such regulations reduced ECIC’s statutory-basis surplus by $7.5 million to $277.2 million at December 31, 2005, as filed with and reported to the regulators. There were no excess statutory reserves for December 31, 2004.

As of December 31, 2004, 2005 and 2006, EICN had total surplus of $430.7 million, $530.6 million and $640.5 million, respectively. Total surplus is comprised of special surplus funds of $629.3 million at December 31, 2004, $602.5 million at December 31, 2005 and $602.5 million at December 31, 2006, and negative unassigned surplus of $198.7 million and $71.9 million as of December 31, 2004 and 2005, respectively, and positive unassigned surplus of $38.0 million as of December 31, 2006. Special surplus is a capital account that equals the initial gain recorded from the LPT Agreement less adjustments resulting from decreases in the estimated ultimate losses covered by the LPT Agreement. We initially established a special surplus of $750 million in 1999, representing the total consideration paid, less the reinsurers’ margin, under the LPT Agreement. This amount has been adjusted downward because of changes in estimates of ultimate losses through December 31, 2006 of $147.5 million. Unassigned surplus is the aggregation of historical results of operations. At our inception in 2000, we assumed the accumulated deficit, or negative unassigned surplus, of the Fund of $522.6 million. Since that time the results of operations have reduced negative unassigned surplus as described above. For statutory reporting, the gain from the LPT Agreement is reported as a segregated surplus account and not reported as unassigned surplus until we have recovered amounts in excess of the consideration paid or have recognized favorable development in the ceded reserves. At December 31, 2006, EICN had the capability of paying a dividend to its intermediate holding company of up to $38.0 million without the prior written approval of the Nevada Commissioner of Insurance.

On October 17, 2006, the Nevada Division of Insurance granted EICN permission to pay us up to an additional $55 million in one or more extraordinary dividends subsequent to the successful completion of the initial public offering and before December 31, 2008. The payment of such dividends is conditioned upon the expiration of the underwriters’ over-allotment option period, prior repayment of any expenses of the Company and its subsidiaries arising from the conversion and the initial public offering, the exhaustion of any proceeds retained by Employers Holdings, Inc. from the recently completed initial public offering, maintaining such RBC total adjusted capital in EICN of above a specified level on the date of declaration and payment of any particular extraordinary dividend after taking into account the effect of such dividend, and maintaining all required filings with the Nevada Division of Insurance. The dividend may be used to pay dividends to stockholders, to repurchase stock and/or general corporate purposes, other than to increase executive compensation.

At December 31, 2006, assuming the conditions described in the preceding paragraph had been satisfied, EICN would have had RBC total adjusted capital in excess of the level permitting it to pay the entire $55 million extraordinary dividend to us.

Cash Flows

We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.

The table below shows our recent net cash flows:

	For the Year Ended December 31,
	2004	2005	2006
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$213,116	$258,098	$121,811
Investing activities	(318,915)	(257,429)	(99,833)
Financing activities	—	—	(3,077)
Increase (decrease) in cash and cash equivalents	$(105,799)	$669	$18,901

Cash Flows For the Year Ended December 31, 2006 and 2005.    The key changes of the net cash inflow of $18.9 million for the year ended December 31, 2006 were the net cash provided by operations of $121.8 million, net investment purchases of $99.8 million and $3.1 million in cash used for financing activities compared to net cash from operations of $258.1 million and net investment purchases of $257.4 million for the year ended December 31, 2005. The decrease in net cash from operations for the year ended December 31, 2006 was due to a decrease in premiums received of $393.3 million, as compared to premiums received of $447.4 million for the year ended December 31, 2005. There was also an increase in the income taxes paid from $72.3 million for the year ended December 31, 2006 compared to income taxes paid in year ended 2005 of $14.9 million. The net investment purchases decreased as a result of the change in operating cash flows. The Company also had $3.1 million in cash used for financing activities related to the direct costs of the initial public offering.

Cash Flows For the Year Ended December 31, 2005 and 2004.    The key changes of the net cash inflow of $0.7 million for the year ended December 31, 2005 were due to the increase of premiums received of $447.4 million, as compared to premiums received of $415.7 million for the year ended December 31, 2004.

Stock Repurchases

Management intends to recommend to our board of directors that the board authorize a stock repurchase program of up to an aggregate amount of $75 million of our shares of common stock in 2007 and up to an aggregate amount of $50 million of our shares of common stock in 2008. If the program is authorized, we may make purchases of our common stock under the program up to such amounts from time to time, in the open market or in privately negotiated transactions, at such prices and on such terms as may be determined by our board of directors (or an authorized committee of our board of directors) out of funds legally available therefore and subject to applicable law.

The actual amount of stock repurchased, if any, will be subject to the discretion of our board of directors and will be dependent on various factors, including market conditions, legal, tax, regulatory and contractual restrictions on repurchases (including legal restrictions affecting the amount and timing of repurchase activity), our capital position, the performance of our investment portfolio, our results of operations and cash flows, our financial position and capital requirements, general business conditions, alternative potential investment opportunities available to us and any other factors our board of directors deems relevant. There can be no assurance that we will undertake any repurchases of our common stock pursuant to the program.

In addition, our ability to fund any repurchases of our common stock under the stock repurchase program will depend on the surplus and earnings of our subsidiaries and their ability to pay dividends or to advance or repay funds, and, in particular, upon the ability of our Nevada domiciled insurance company, EICN, to pay dividends to its immediate holding company and, in turn, the ability of that holding company to pay dividends to Employers Holdings, Inc. See ‘‘Dividend Policy’’ and ‘‘Risk Factors —Risks Related to Our Business’’ for a discussion of the restrictions on our subsidiaries’ ability to pay dividends.

Investments

We employ an investment strategy that emphasizes asset quality and the matching of maturities of our fixed maturity securities against anticipated claim payments and expenditures or other liabilities. The amounts and types of our investments are governed by statutes and regulations in the states in which our insurance companies are domiciled. As of December 31, 2006, our combined investment portfolio, excluding cash and cash equivalents, totaled $1.72 billion, an increase of 7.5% from December 31, 2005. As of December 31, 2006, our combined portfolio consisted principally of fixed maturity securities. Our fixed maturity securities portfolio is heavily weighted toward short-term to intermediate-term, investment grade securities rated ‘‘A’’ or better.

In early 2004, our investment strategy was revised from a total return perspective to one maximizing economic value through asset and liability management subject to regulatory and rating agency constraints. Additionally, our revised investment strategy focuses on increasing fixed maturity securities and decreasing equity securities as a percentage of our total combined portfolio. This asset allocation is reevaluated at a detailed level on a quarterly basis. We employ Conning Asset Management (Conning), as our independent investment manager. Conning follows our written investment guidelines based upon strategies approved by our board of directors. In addition to the construction and management of the portfolio, we utilize investment advisory services of Conning. These services include investment accounting and company modeling using Dynamic Financial Analysis (DFA). The DFA tool is utilized in developing a tailored set of portfolio targets and objectives, which in turn, is used in constructing an optimal portfolio.

Our fixed maturity securities are classified as available-for-sale as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The primary risks to our fixed maturity securities portfolio are interest rate risk, which is the risk that a security’s or portfolio’s value will change due to a change in interest rates, and credit risk, which is the risk that a borrower may default on its obligations. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Duration is a common gauge of the price sensitivity of a fixed maturity asset or portfolio to a change in interest rates. As of December 31, 2006, our investments (excluding cash and cash equivalents) had a duration of 5.89. As interest rates rise, the market value of our fixed maturity securities portfolio falls, and vice versa. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We strive to limit credit risk by investing in a fixed maturity securities portfolio that is heavily weighted toward short-term to intermediate-term, investment grade securities rated ‘‘A’’ or better. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be ‘‘AA.’’ As of December 31, 2006, our fixed maturity securities portfolio had an average quality of ‘‘AA+’’, with approximately 91.3% of the carrying value of our investment portfolio rated ‘‘AA’’ or better. We regularly monitor the impact of interest rate changes on our liquidity obligations.

We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, changes in market prices of the equity securities we hold in our combined investment portfolio result in increases or decreases in our total assets. In order to minimize our exposure to equity price risk, we invest primarily in equity securities of mid-to-large capitalization issuers and seek to diversify our equity holdings across several industry sectors. Our objective during the past few years has been to reduce equity exposure as a percentage of our total portfolio by increasing our fixed maturity securities. We target a maximum exposure of 15% of our total combined investment portfolio in equity securities.

The composition of our investment portfolio, excluding cash and cash equivalents, as of December 31, 2006 is shown in the following table:

	Market Value	Percent of Total
	(in thousands, except percentages)
Category:
U.S. Treasury securities	$133,172	7.7%
U.S. Agency securities	135,743	7.9
Corporate securities	198,132	11.6
Tax-exempt municipal securities	865,619	50.4
Mortgage-backed securities	201,844	11.8
Commercial mortgage securities	49,823	2.9
Asset-backed securities	29,051	1.7
Equities	102,289	6.0
Total investments, excluding cash and cash equivalents	$1,715,673	100.0%

We regularly assess individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values. This process includes reviewing the amount and length of time of unrealized losses on investments, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives. For the twelve months ended December 31, 2006, we recognized an impairment of $0.6 million in the fair values of six of the equity holdings in our investment portfolio as a result of the severity and duration of the decline in market value of these securities. We believe that we have appropriately identified other-than-temporary declines in the fair values of our remaining unrealized losses at December 31, 2006. We have the ability and intent to hold fixed maturity securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.

Our investment strategy focuses on maximizing economic value through dynamic asset and liability management, subject to regulatory and rating agency constraints, at the consolidated and individual company level. The fixed maturity securities portion of our portfolio maintains a duration target of five years and a tax-exempt securities capacity of not more than 60% of the total fixed maturity securities portfolio. The equity allocation target is 6% of the total portfolio. Our equity allocation at September 30, 2006 was above our target of 6% and at the maximum exposure of 15% of our total combined investment portfolio, per our current investment policy. We evaluated our portfolio equity allocation during the fourth quarter of 2006 and elected to reduce the amount allocated to equity securities to the target level during that period. Reducing our equity allocation has the effect of decreasing expected surplus volatility (because under statutory accounting principles, equity securities are carried at fair value with the unrealized gains/losses charged directly to surplus, in contrast to fixed income securities which are carried at amortized cost with no impact on surplus due to changes in fair value) and increasing portfolio income in the fourth quarter of 2006. Equity sales of $169.2 million related to the portfolio reallocation generated taxable gains of $49.2 million. Previous to the sales, these equity securities were recorded on the balance sheet at fair value, with unrealized gains recognized as a component of accumulated other comprehensive income in the consolidated statements of equity. These sales did not materially increase assets or equity.

Based on a review of the fixed maturity securities included in the tables set forth below, we determined that the unrealized losses were a result of the interest rate environment and not the credit quality of the issuers. Therefore, as of December 31, 2006 and 2005, none of the fixed maturity securities whose fair value was less than amortized cost were considered to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers and our intent and ability to hold the securities until fair value recovers above costs.

Based on a review of the investment in equity securities included in the tables set forth below, except for the $0.6 million in the fair values of six of the equity holdings, we determined that the unrealized losses were not considered to be other-than-temporary due to the financial condition and the near term prospects of the issuers.

Our current analysis of impaired investments complies with the provisions of Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, effective for reporting periods beginning subsequent to December 15, 2005. Therefore, the adoption of FSP 115-1 did not have a significant impact on our consolidated financial position and results of operation.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of our investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At December 31, 2005:
U.S. government	$210,521	$3,609	$(1,609)	$212,521
All other governments	6,763	—	(160)	6,603
States and political subdivisions	420,833	2,655	(2,603)	420,885
Special revenue	228,387	2,500	(868)	230,019
Public utilities	22,853	433	(176)	23,110
Industrial and miscellaneous	140,503	2,618	(1,020)	142,101
Mortgage-backed securities	300,592	1,385	(2,622)	299,355
Total fixed maturity investments	1,330,452	13,200	(9,058)	1,334,594
Short-term investments	15,006	—	—	15,006
Total fixed maturity and short-term investments	1,345,458	13,200	(9,058)	1,349,600
Equity securities	186,352	64,313	(4,494)	246,171
Total investments	$1,531,810	$77,513	$(13,552)	$1,595,771

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At December 31, 2006:
U.S. government	$260,543	$1,920	$(1,537)	$260,926
All other governments	3,646	—	(107)	3,539
States and political subdivisions	544,834	5,399	(2,755)	547,478
Special revenue	323,320	5,064	(931)	327,453
Public utilities	19,068	230	(222)	19,076
Industrial and miscellaneous	165,218	2,112	(1,125)	166,205
Mortgage-backed securities	282,692	902	(2,876)	280,718
Total fixed maturity investments	1,599,321	15,627	(9,553)	1,605,395
Short-term investments	7,989	—	—	7,989
Total fixed maturity and short-term investments	1,607,310	15,627	(9,553)	1,613,384
Equity securities	63,478	39,608	(797)	102,289
Total investments	$1,670,788	$55,235	$(10,350)	$1,715,673

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$49,337	$49,084
Due after one year through five years	354,723	352,438
Due after five years through ten years	386,463	387,775
Due after ten years	534,095	543,369
Mortgage-backed securities	282,692	280,718
Total	$1,607,310	$1,613,384

The following is a summary of investments with unrealized losses and their corresponding fair values at December 31, 2005 and 2006:

	Unrealized Losses and Fair Values of Investments Due in Less than 12 Months As of December 31,
	2005			2006
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in thousands, except number of issues data)
Fixed Maturity:
U.S. government	$92,031	$(894)	21	$82,710	$(417)	20
State and political subdivisions, all other governments, special revenue and public utilities	240,961	(2,995)	101	225,839	(1,603)	53
Industrial and miscellaneous	50,289	(630)	46	63,970	(490)	41
Mortgage-backed securities	167,641	(2,116)	209	63,072	(252)	72
Equity securities	34,379	(2,675)	28	5,063	(569)	31
Total	$585,301	$(9,310)	405	$440,654	$(3,331)	217

	Unrealized Losses and Fair Values of Investments Due in More than 12 Months As of December 31,
	2005			2006
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in thousands, except number of issues data)
Fixed Maturity:
U.S. government	$41,737	$(715)	16	$69,876	$(1,120)	25
State and political subdivisions, all other governments, special revenue and public utilities	38,761	(812)	34	155,163	(2,412)	81
Industrial and miscellaneous	13,805	(390)	42	41,646	(635)	37
Mortgage-backed securities	20,036	(506)	33	128,403	(2,624)	220
Equity securities	11,440	(1,819)	22	1,532	(228)	13
Total	$125,779	$(4,242)	147	$396,620	$(7,019)	376

	Total Unrealized Losses and Fair Values of Investments As of December 31,
	2005			2006
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in thousands, except number of issues data)
Fixed Maturity:
U.S. government	$133,768	$(1,609)	37	$152,586	$(1,537)	45
State and political subdivisions, all other governments, special revenue and public utilities	279,722	(3,807)	135	381,002	(4,015)	134
Industrial and miscellaneous	64,094	(1,020)	88	105,616	(1,125)	78
Mortgage-backed securities	187,677	(2,622)	242	191,475	(2,876)	292
Equity securities	45,819	(4,494)	50	6,595	(797)	44
Total	$711,080	$(13,552)	552	$837,274	$(10,350)	593

Net realized and unrealized investment (losses) gains on fixed maturity investments and equity securities were as follows:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Net realized (losses) gains:
Fixed maturity investments	$(1,437)	$(2,402)	$(441)
Equity securities	2,639	2,307	54,718
	$1,202	$(95)	$54,277
Change in fair value over cost:
Fixed maturity investments	$5,421	$(14,851)	$1,932
Equity securities	23,858	10,634	(21,008)
	$29,279	$(4,217)	$(19,076)

Net investment income was as follows:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Fixed maturity investments	$38,578	$49,229	$62,448
Equity securities	3,905	3,752	4,055
Short-term investments and cash equivalents	1,025	3,076	3,029
Other	595	182	672
	44,103	56,239	70,204
Investment expenses	(1,902)	(1,823)	(2,017)
Net investment income	$42,201	$54,416	$68,187

We are required by various state regulations to keep securities or letters of credit on deposit with the states in which we do business in a depository account. At December 31, 2006 and 2005, securities having a fair market value of $414.6 million and $195.9 million, respectively, were on deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair market value of securities held in trust at December 31, 2006 and 2005 was $5.6 million and $55.9 million, respectively.

Contractual Obligations and Commitments

The following table identifies our long-term debt and contractual obligations as of December 31, 2006:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$10,138	$4,488	$4,058	$1,424	$168
Purchased Liabilities	5,809	1,564	2,609	1,636	—
Losses and LAE reserves(1)(2)	2,307,755	158,534	220,550	166,903	1,761,768
Total contractual obligations	$2,323,702	$164,586	$227,217	$169,963	$1,761,936

(1)	The losses and LAE reserves are presented gross of our reinsurance recoverables, which are as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Reinsurance recoverables	$(1,098,103)	$(43,731)	$(84,930)	$(83,309)	$(886,133)

(2)	Estimated losses and LAE reserve payment patterns have been computed based on historical information. As a result, our calculation of loss and LAE reserve payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our reserving process, see ‘‘ —Critical Accounting Policies.’’ Actual payments of losses and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of losses and LAE reserves vary from actual ultimate claims amounts as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

New Accounting Standards

In November 2005, the FASB issued FASB Staff Position (FSP) FAS Nos. 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSB 115-1). In 2004, the Emerging Issues Task Force (EITF) issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to provide detailed guidance on when an investment is considered impaired, whether that impairment is other-than-temporary, how to measure the impairment loss and disclosures related to impaired securities. Because of concerns about the application of the guidance of EITF 03-1 that described whether an impairment is other-than-temporary, the FASB deferred the effective date of that portion of the guidance. FSP 115-1 nullifies EITF 03-1 guidance on determining whether an impairment is other-than-temporary, and effectively retains the previous guidance in this area, which requires a careful analysis of all pertinent facts and circumstances. In addition, the FSP generally carries forward EITF 03-1 guidance for determining when an investment is impaired, how to measure the impairment loss and what disclosures should be made regarding impaired securities. The FSP is effective for reporting periods beginning subsequent to December 15, 2005. Our current analysis of impaired investments is consistent with the provisions of FSP 115-1. Therefore, the adoption of FSP 115-1 did not have a significant impact on our consolidated financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). Among other things, FIN 48 creates a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which all income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within

12 months. FIN 48 is effective for us as of January 1, 2007. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are generally accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We expect that the adoption of FIN 48 will not have a material impact on our consolidated financial position and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.

Credit Risk

Investments

Our fixed maturity securities portfolio is also exposed to credit risk, which we attempt to manage through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of fixed maturity securities in our investment portfolio, as well as restrictions on investments in fixed maturity securities of a single issuer. As of December 31, 2006 and December 31, 2005, all of the fixed maturity securities in our portfolio were rated investment grade by the Securities Valuation office of the NAIC or by Standard & Poor’s, Moody’s or Fitch.

Reinsurance

We are subject to credit risk with respect to our reinsurers. Although our reinsurers are liable to us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance agreements do not limit our ultimate obligations to pay claims to policyholders and we may not recover claims made to our reinsurers. The A.M. Best ratings of our reinsurance carriers as of December 31, 2006 are set forth in this report under ‘‘Business—Reinsurance.’’

Interest Rate Risk

Our investment portfolio consists primarily of fixed maturity securities, all of which were classified as available-for-sale as of December 31, 2006. The primary market risk exposure to our fixed maturity securities portfolio is interest rate risk, which we strive to limit by managing duration. As of December 31, 2006, our investments (excluding cash and cash equivalents) had a duration of 5.89. Interest rate risk includes the risk that a security’s value will change due to a change in interest rates. For example, the fair value of our fixed maturity securities portfolio is directly impacted by changes in market interest rates. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We manage interest rate risk by instructing our investment manager to select fixed income investments consistent with our investment strategy. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the impact of interest rate changes on our liquidity obligations.

Sensitivity Analysis

Sensitivity analysis is a measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In our sensitivity analysis model, we select a hypothetical change in market rates that reflects what we believe are reasonably possible near-term changes in those rates. The term ‘‘near-term’’ means a period of time going forward up to one year from the date of the consolidated financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.

In this sensitivity analysis model, we use fair values to measure our potential loss. The sensitivity analysis model includes fixed maturities and short-term investments.

For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of December 31, 2006.

The following table summarizes the estimated change in fair value on our fixed maturity securities including short-term investments, valued at $1.6 billion as of December 31, 2006, based on specific changes in interest rates:

Changes in Interest Rates	Estimated Increase (Decrease) in Fair Value
	(in thousands, except percentages)
300 basis point rise	$(263,143)	(16.3)%
200 basis point rise	(180,860)	(11.2)
100 basis point rise	(92,608)	(5.7)
50 basis point decline	47,272	2.9
100 basis point decline	95,190	5.9

The sensitivity analysis model produces a predicted pre-tax loss in fair value of market-sensitive instruments of $92.6 million or (5.7) % based on a 100 basis point increase in interest rates as of December 31, 2006. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturity securities and short-term investments, which constituted approximately 94.0% of our total invested assets as of December 31, 2006.

With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (FAS 91), issued by the FASB, which requires amortization adjustments for mortgage backed securities. The rates at which the mortgages underlying mortgage backed securities are prepaid, and therefore the average life of mortgage backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage backed securities holdings had been purchased at significant discounts or premiums to par value. As of December 31, 2006, the par value of our mortgage backed securities holdings was $204.3 million. This equates to an average price of 13.2% of the par value of our total fixed maturity investment holdings. Since a majority of our mortgage backed securities were purchased at a premium or discount that is significant as a percentage of par, a FAS 91 adjustment could have a significant effect on investment income.

However, given the current interest rate environment, which has exhibited lower rates over the last few years, the possibility of additional significant declines in interest rates such that prepayment risk is significantly impacted is unlikely. The mortgage backed securities portion of the portfolio totaled 11.8% of total investments as of December 31, 2006. Of this total, 96.6% was in agency pass through securities as measured using market values and percentage of market values.

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of the equity securities we hold in our investment portfolio result in decreases in the value of our total assets. In order to minimize our exposure to equity price risk, we invest primarily in the equity securities of mid-to-large capitalization issuers and seek to diversify our equity holdings across several industry sectors. In addition, we currently limit the percentage of equity securities held in our investment portfolio to 15% or less of our total investment portfolio. At December 31, 2006, 6% of our investment portfolio consisted of equity securities.

The table below shows the sensitivity of price changes to our equity securities owned as of December 31, 2006:

	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Total Equity Securities
	(in thousands)
Domestic equities	$63,478	$102,289	$92,060	$(10,229)	$112,518	$10,229
Total	$63,478	$102,289	$92,060	$(10,229)	$112,518	$10,229

Effects of Inflation

The effects of inflation could impact our financial statements and results of operations. Our estimates for losses and loss expenses include assumptions about future payments for closure of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established, we will be required to increase reserves for losses and loss expenses with a corresponding reduction in our earnings in the period in which the deficiency is identified. We consider inflation in the reserving process by reviewing cost trends and our historical reserving results. Additionally, an actuarial estimate of increased costs is considered in setting adequate rates, especially as it relates to medical and hospital rates where historical inflation rates have exceeded general inflation rates.

Fluctuations in rates of inflation also influence interest rates, which in turn impact the market value of our investment portfolio and yields on new investments. Operating expenses, including payrolls, are impacted to a certain degree by the inflation rate.

Item 8.    Financial Statements and Supplementary Data

Audited Financial Statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006:

Pursuant to Rule 7-05 of Regulation S-X, Schedules I, III, IV and V have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Employers Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Employers Holdings, Inc. (formerly EIG Mutual Holding Company) and Subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Employers Holdings, Inc. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California

March 26, 2007

Employers Holdings, Inc.
(formerly EIG Mutual Holding Company)
and Subsidiaries

Consolidated Balance Sheets

	December 31
	2006	2005
	(in thousands)
Assets
Available for sale:
Fixed maturity investments at fair value (amortized cost $1,599,321 in 2006 and $1,330,452 in 2005)	$1,605,395	$1,334,594
Equity securities at fair value (cost $63,478 in 2006 and $186,352 in 2005)	102,289	246,171
Short-term investments (at cost or amortized cost, which approximates fair value)	7,989	15,006
Total investments	1,715,673	1,595,771
Cash and cash equivalents	79,984	61,083
Accrued investment income	18,431	14,296
Premiums receivable, less bad debt allowance of $6,911 in 2006 and $6,617 in 2005	51,311	59,811
Reinsurance recoverable for:
Paid losses	11,073	10,942
Unpaid losses, less allowance of $1,276 in 2006 and 2005	1,096,827	1,140,224
Funds held by or deposited with reinsureds	102,955	114,175
Deferred policy acquisition costs	13,767	12,961
Deferred income taxes, net	73,849	73,152
Property and equipment, net	15,598	10,115
Other assets	16,257	1,699
Total assets	$3,195,725	$3,094,229
Liabilities and equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,307,755	$2,349,981
Unearned premiums	73,255	80,735
Policyholders’ dividends accrued	506	880
Total claims and policy liabilities	2,381,516	2,431,596
Commissions and premium taxes payable	6,776	11,265
Federal income taxes payable	24,262	19,869
Accounts payable and accrued expenses	22,178	13,439
Deferred reinsurance gain – LPT Agreement	443,036	462,409
Other liabilities	14,180	11,044
Total liabilities	2,891,948	2,949,622
Commitments and contingencies (Note 8)
Equity:
Retained earnings	274,602	103,032
Accumulated other comprehensive income, net	29,175	41,575
Total equity	303,777	144,607
Total liabilities and equity	$3,195,725	$3,094,229

See accompanying notes.

Employers Holdings, Inc.
(formerly EIG Mutual Holding Company)
and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2006	2005	2004
	(in thousands, except per share data)
Revenues
Net premiums earned	$392,986	$438,250	$410,302
Net investment income	68,187	54,416	42,201
Realized gains (losses) on investments, net	54,277	(95)	1,202
Other income	4,800	3,915	2,950
Total revenues	520,250	496,486	456,655
Expenses
Losses and loss adjustment expenses	129,755	211,688	229,219
Commission expense	48,377	46,872	55,369
Underwriting and other operating expense	87,826	69,934	65,492
Total expenses	265,958	328,494	350,080
Net income before income taxes	254,292	167,992	106,575
Income taxes	82,722	30,394	11,008
Net income	$171,570	$137,598	$95,567
Pro forma earnings per common share data – basic and diluted – assuming the conversion from a mutual company to a stock company (Note 13)	$3.43	$2.75	$1.91

See accompanying notes.

Employers Holdings, Inc.
(formerly EIG Mutual Holding Company)
and Subsidiaries

Consolidated Statements of Equity

	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Equity
	(in thousands)
Balance, January 1, 2004	$(130,133)	$25,674	$(104,459)
Comprehensive income:
Net income	95,567	—	95,567
Change in net unrealized gains on investments, net of taxes	—	18,642	18,642
Comprehensive income			114,209
Balance, December 31, 2004	(34,566)	44,316	9,750
Comprehensive income:
Net income	137,598	—	137,598
Change in net unrealized gains on investments, net of taxes	—	(2,741)	(2,741)
Comprehensive income			134,857
Balance, December 31, 2005	103,032	41,575	144,607
Comprehensive income:
Net income	171,570	—	171,570
Change in net unrealized gains on investments, net of taxes	—	(12,400)	(12,400)
Comprehensive income			159,170
Balance, December 31, 2006	$274,602	$29,175	$303,777

See accompanying notes.

Employers Holdings, Inc.
(formerly EIG Mutual Holding Company)
and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2006	2005	2004
	(in thousands)
Operating activities
Net income	$171,570	$137,598	$95,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,152	2,223	2,040
Amortization of premium on investments, net	5,496	6,431	5,916
Allowance for doubtful accounts – premiums receivable	294	2,165	1,863
Allowance for doubtful accounts – unpaid reinsurance recoverable	—	1,276	—
Deferred income tax expense (benefit)	5,980	1,118	(10,279)
Realized (gains) losses on investments, net	(54,277)	95	(1,202)
Change in operating assets and liabilities:
Accrued investment income	(4,135)	(2,236)	(5,870)
Premiums receivable	8,206	11,420	(3,058)
Reinsurance recoverable on paid and unpaid losses	43,266	54,170	36,474
Funds held by or deposited with reinsureds	11,220	20,306	(10,210)
Unpaid losses and loss adjustment expenses	(42,226)	65,439	91,103
Unearned premiums	(7,480)	(1,747)	6,275
Federal income taxes payable	4,393	14,393	(5,865)
Accounts payable, accrued expenses and other liabilities	11,025	(4,735)	12,855
Deferred reinsurance gain – LPT Agreement	(19,373)	(43,756)	(22,743)
Other	(16,300)	(6,062)	20,250
Net cash provided by operating activities	121,811	258,098	213,116
Investing activities
Purchase of fixed maturities	(678,026)	(620,099)	(1,448,926)
Purchase of equity securities	(12,224)	(29,287)	(63,916)
Proceeds from sale of fixed maturities	245,216	320,275	1,122,287
Proceeds from sale of equity maturities	189,815	30,901	62,689
Proceeds from maturities and redemptions of investments	165,021	49,926	9,961
Capital expenditures and other, net	(9,635)	(9,145)	(1,010)
Net cash used in investing activities	(99,833)	(257,429)	(318,915)
Financing activities
Issuance costs related to the initial public offering	(3,077)	—	—
Net cash used in financing activities	(3,077)	—	—
Net increase (decrease) in cash and cash equivalents	18,901	669	(105,799)
Cash and cash equivalents at the beginning of the year	61,083	60,414	166,213
Cash and cash equivalents at the end of the year	$79,984	$61,083	$60,414
Cash paid for income taxes	$72,349	$14,883	$27,152

See accompanying notes.

Employers Holdings, Inc.
(formerly EIG Mutual Holding Company)
and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006

1.    Basis of Presentation and Summary of Operations

Nature of Operations and Organization

Employers Holdings, Inc. (EHI), formerly EIG Mutual Holding Company (EMHC), a Nevada mutual holding company, was formed effective April 1, 2005, as part of a reorganization of Employers Insurance Company of Nevada (EICN), formerly Employers Insurance Company of Nevada, a Mutual Company (the reorganization plan). As part of the approved reorganization plan, EICN changed its legal structure from a Nevada mutual insurance company to a Nevada stock insurance company. The mutual members’ rights were exchanged for members’ rights in the newly formed EMHC. EMHC was issued 100% of the stock in the newly formed Employers Group, Inc. (EGI), formally Employers Insurance Group, Inc., a Nevada stock holding company, which in turn owns 100% of the newly issued stock of EICN. Prior to January 1, 2000, EICN was an independent public agency of the state of Nevada and a fund of the Nevada State Insurance Fund (the Fund). As of January 1, 2000, all of the assets were transferred from the Fund to EICN and EICN assumed all the liabilities related to the transferred assets (the Privatization).

EICN owns 100% of Employers Compensation Insurance Company (ECIC), and, at the time of the reorganization, Elite Insurance Services, Inc. (Elite), a licensed managing general agency, and Employers Occupation Health, Inc. (EOHI), a care management company. Effective January 1, 2006, ownership of Elite and EOHI was transferred to EGI as a dividend from EICN.

Effective February 5, 2007, EMHC converted from a mutual holding company to a Nevada stock company and completed its initial public offering (IPO) of its common stock. All policyholder membership interests in EMHC were extinguished on that date and EMHC’s name changed to Employers Holdings, Inc. (see Note 13 -Subsequent Events for a description of the conversion and concurrent IPO).

EHI and subsidiaries (collectively, the Company) is engaged in the commercial property and casualty insurance industry, specializing in workers’ compensation products and services. EICN provides insurance to employers against liability for workers’ compensation claims in the state of Nevada. ECIC, a California domiciled company, provides workers’ compensation insurance to employers in the states of California, Arizona, Colorado, Idaho, Illinois, Montana, Texas and Utah. As of December 31, 2006, approximately 73.5% and 19.4% of the Company’s direct premium is written in California and Nevada, respectively. EOHI provides medical management services that combine in-house medical care management, a provider network and bill review and repricing services to its affiliates. Elite provides various administrative services to its affiliates and assists in the placement of business with the insurance affiliates.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (GAAP), and include the financial statements of EICN and its affiliated companies (ECIC, Elite and EOHI) for the periods prior to the formation of EMHC. This presentation is used because the reorganization described above did not have a material financial impact on the companies, as the net assets transferred to achieve the change in legal organization were accounted for at historical carrying amounts. All intercompany transactions and balances have been eliminated in consolidation.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by the Company’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance based on discrete financial information. Currently, the Company has one operating segment, workers’ compensation insurance and related services.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are the estimate of the unpaid losses and loss adjustment expenses, evaluation of reinsurance recoverables, recognition of premium revenue, deferred policy acquisition costs, deferred income taxes and the valuation of investments.

2.    Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents.

Investments

The Company’s investments in fixed maturity investments and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of equity, net of deferred taxes as a component of accumulated other comprehensive income.

Short-term investments include investments with remaining maturities of one year or less at the time of acquisition and are principally stated at cost or amortized cost, which approximates fair value.

Investment income consists primarily of interest and dividends. Interest is recognized on an accrual basis, and dividends are recorded as earned at the ex-dividend date. Interest income on mortgage-backed and asset-backed securities is determined on the effective-yield method based on estimated principal repayments.

Realized capital gains and losses on investments are determined on a specific-identification basis.

When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be ‘‘other-than-temporary’’ the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in earnings as a realized loss on investments. The determination of other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary unless management has the ability and intent to hold a security to recovery or maturity. The amount of any write-downs is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline was identified. During the year ended December 31, 2006, there was an adjustment of $0.6 million to earnings for the write-down of equity securities determined on a case by case basis to be other-than-temporarily impaired. During the years ended December 31, 2005 and 2004 there were no securities considered to be other-than-temporarily impaired.

Recognition of Revenue and Expense

Revenue Recognition:    Premiums are billed and collected according to policy terms, predominantly in the form of installments during the policy period. Premiums are earned pro rata over the terms of the policies. Billed premiums applicable to the unexpired terms of policies in force are recorded in the accompanying consolidated balance sheets as liability for unearned premiums.

The Company writes a relatively small number of workers’ compensation policies that are retrospectively rated. Under this type of policy, subsequent to policy expiration, the policyholder may be entitled to a refund or may owe additional premium based on the amount of losses sustained under the policy. These retrospective premium adjustments are limited in the amount by which they increase or decrease the standard amount of premium applicable to the policy.

The Company estimates accrued retrospective premium adjustments through the review of each individual retrospectively rated risk, comparing case basis loss development with that anticipated in the policy contract to arrive at the best estimate of return or additional retrospective premium. The Company records the retrospective premium as an adjustment to earned premium.

The Company establishes an allowance for bad debts (bad debt allowance) on its premiums receivable through a charge to allowance for bad debt, included in underwriting and other operating expense in the accompanying consolidated statements of income. This bad debt allowance is determined based on estimates and assumptions to project future experience. After all collection efforts have been exhausted, the Company reduces the bad debt allowance for write-offs of premiums receivable that have been deemed uncollectible. The Company periodically reviews the adequacy of the bad debt allowance and makes adjustments as necessary. Future additions to the bad debt allowance may be necessary based on changes in the general economic conditions and the policyholders’ financial conditions. The Company had a net recovery of amounts previously written off of $0.4 million, $0.7 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred Policy Acquisition Costs:    Policy acquisition costs, consisting of commissions, premium taxes and certain other underwriting costs that vary with, and are primarily related to, the production of new or renewal business, are deferred and amortized as the related premiums are earned.

A premium deficiency is recognized if the sum of expected claims costs, claims adjustment expenses, expected dividends to policyholders, unamortized acquisition costs and policy maintenance costs exceed the related unearned premiums. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency was greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. There was no premium deficiency at December 31, 2006 or 2005.

Deferred policy acquisition costs were $13.8 million and $13.0 million at December 31, 2006 and 2005, respectively. Amortization for the years ended December 31, 2006, 2005 and 2004, was $58.4 million, $62.2 million and $63.2 million, respectively.

Unpaid Losses and Loss Adjustment Expense (LAE) Reserves:    Losses and LAE reserves represent management’s best estimate of the ultimate net cost of all reported and unreported losses incurred for the applicable periods. The estimated reserves for losses and LAE include the accumulation of estimates for losses and claims reported prior to the balance sheet date, estimates (based on projections of relevant historical data) of claims incurred but not reported, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Amounts reported are necessarily subject to the impact of future changes in economic, regulatory and social conditions. Management believes that, subject to the inherent variability in any such estimate, the reserves are within a reasonable and acceptable range of adequacy. Estimates for losses and claims reported prior to the balance sheet date are continually monitored and reviewed, and as settlements are made or reserves adjusted, the differences are reported in current operations. Salvage and subrogation recoveries are estimated based on a review of the level of historical salvage and subrogation recoveries.

Policyholders’ Dividends Accrued:    EICN writes workers’ compensation policies for which the policyholder may participate in favorable claims experience through a dividend. An estimated provision for workers’ compensation policyholders’ dividends is accrued as the related premiums are earned. Dividends are calculated and paid after policy expiration, usually within nine and twelve months after such expiration and must be approved by the Board of Directors of EICN. The liability is estimated based on the expected loss experience of the policies written with dividend provisions and policy terms. Policyholders’ dividends paid for the years ended December 31, 2006, 2005 and 2004, were $0.8 million, $1.4 million and $2.8 million, respectively. Policyholder dividends are included in underwriting and other operating expense in the accompanying consolidated statements of income.

Reinsurance

In the ordinary course of business and in accordance with general insurance industry practices, the Company purchases excess of loss reinsurance to protect the Company against the impact of large, catastrophic losses in its workers’ compensation business. Additionally, the Company is a party to a 100% quota share retroactive reinsurance agreement (see Note 7). Such reinsurance reduces the magnitude of such losses on current operations and the equity of the Company. Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance. It does not, however, discharge the Company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under its reinsurance agreement with the Company.

Net earned premium and losses and loss adjustment expenses incurred are stated in the accompanying consolidated statements of income after deduction of amounts ceded to reinsurers. Balances due from reinsurers on unpaid losses, including an estimate of such recoverables related to reserves for incurred but not reported losses, are reported as assets and are included in reinsurance recoverables even though amounts due on unpaid losses and LAE are not recoverable from the reinsurer until such losses are paid. Recoverables from reinsurers on unpaid losses and LAE amounted to $1.1 billion at December 31, 2006 and 2005.

Ceded premiums, losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the relevant reinsurance agreement.

The 100% quota share retroactive reinsurance agreement was entered into in 1999 by the Nevada State Industrial Insurance System (the Fund) and assumed by EICN, which the Company refers to as the Loss Portfolio Transfer (LPT) Agreement (see Note 7). The Company is accounting for this transaction as retroactive reinsurance, whereby the initial deferred gain resulting from the retroactive reinsurance was recorded as a liability in the accompanying consolidated balance sheets as Deferred Reinsurance Gain — LPT Agreement and is being amortized using the recovery method, whereby the amortization is determined by the proportion of the actual reinsurance recoveries to total estimated recoveries. The amortization of the deferred gain is recorded in losses and LAE incurred in the accompanying consolidated statements of income. Any adjustment to the estimated reserves ceded under the LPT Agreement is recognized in earnings in the period of change with a corresponding change to reinsurance recoverables on the unpaid losses and deferred reinsurance gain. A cumulative amortization adjustment is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been available at the inception of the LPT Agreement.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged against operations as incurred.

Electronic data processing equipment, operating software and non-operating software are depreciated using the straight-line method over three years. Leasehold improvements are carried at cost less accumulated amortization. The Company amortizes leasehold improvements using the straight-line method over the lesser of the useful life of the asset or the remaining original lease term, excluding options or renewal periods. Leasehold improvements are generally depreciated over three to five years. Other furniture and equipment is depreciated using the straight-line method over three to seven years.

Income Taxes

Deferred tax assets, net of any applicable valuation allowance, and deferred tax liabilities are provided for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The net deferred tax asset is recorded in the accompanying consolidated balance sheets as deferred income taxes, net.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, investments, premiums receivable and reinsurance balances.

Cash equivalents include investments in commercial paper of companies with high credit ratings, investments in money market securities and securities backed by the U.S. government. Investments are diversified throughout many industries and geographic regions. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and investments. At December 31, 2006 and 2005 the outstanding premiums receivable balance is generally diversified due to the large number of entities composing the Company’s policyholder base and their dispersion across many different industries. To reduce credit risk, the Company performs ongoing evaluations of its policyholders’ financial condition but does not generally require collateral. The Company also has recoverables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to claimants or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company obtains collateral to mitigate the risks related to reinsurance insolvencies. At December 31, 2006, $1.0 billion was in a trust account for reinsurance related to the LPT Agreement and an additional $2.0 million was collateralized by cash or letter of credit.

Fair Value of Financial Instruments

Estimated fair value amounts, defined as the quoted market price of a financial instrument, have been determined using available market information and other appropriate valuation methodologies. However, considerable judgments are required in developing the estimates of fair value where quoted market prices are not available. Accordingly, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimating methodologies may have an effect on the estimated fair value amounts.

The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments in the accompanying consolidated financial statements and in these notes:

Cash, premiums receivable, accrued expenses and other liabilities:    The carrying amounts for these financial instruments as reported in the accompanying consolidated balance sheets approximate their fair values.

Investments:    The estimated fair values for available-for-sale securities generally represent quoted market value prices for securities traded in the public marketplace or estimated values for securities not traded in the public marketplace. Additional data with respect to fair values of the Company’s investment securities are disclosed in Note 3.

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.

New Accounting Standards

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS Nos. 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (‘‘FSB 115-1’’). In 2004, the Emerging Issues Task Force (EITF) issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to provide detailed guidance on when an investment is considered impaired, whether that impairment is other-than-temporary, how to measure the impairment loss and disclosures related to impaired securities. Because of concerns about the application of the guidance of EITF 03-1 that described whether an impairment is other-than-temporary, the FASB deferred the effective date of that portion of the guidance. FSP 115-1 nullifies EITF 03-1 guidance on determining whether an impairment is other-than-temporary, and effectively retains the previous guidance in this area, which requires a careful analysis of all pertinent facts and circumstances. In addition, the FSP generally carries forward EITF 03-1 guidance for determining when an investment is impaired, how to measure the impairment loss and what disclosures should be made regarding impaired securities. The FSP is effective for reporting periods beginning subsequent to December 15, 2005. The Company’s current analysis of impaired investments is consistent with the provisions of FSP 115-1. The adoption of FSP 115-1 did not have a significant impact on the Company’s consolidated financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Among other things, FIN 48 creates a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which all income tax positions must achieve to meet before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within 12 months. FIN 48 is effective for the Company on January 1, 2007. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are generally accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company expects that the adoption of FIN 48 will not have a material impact on the Company’s consolidated financial position and results of operations.

3.    Investments

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At December 31, 2006:
U.S. government	$260,543	$1,920	$(1,537)	$260,926
All other governments	3,646	—	(107)	3,539
States and political subdivisions	544,834	5,399	(2,755)	547,478
Special revenue	323,320	5,064	(931)	327,453
Public utilities	19,068	230	(222)	19,076
Industrial and miscellaneous	165,218	2,112	(1,125)	166,205
Mortgage-backed securities	282,692	902	(2,876)	280,718
Total fixed maturity investments	1,599,321	15,627	(9,553)	1,605,395
Short-term investments	7,989	—	—	7,989
	1,607,310	15,627	(9,553)	1,613,384
Equity securities	63,478	39,608	(797)	102,289
Total investments	$1,670,788	$55,235	$(10,350)	$1,715,673

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At December 31, 2005:
U.S. government	$210,521	$3,609	$(1,609)	$212,521
All other governments	6,763	—	(160)	6,603
States and political subdivisions	420,833	2,655	(2,603)	420,885
Special revenue	228,387	2,500	(868)	230,019
Public utilities	22,853	433	(176)	23,110
Industrial and miscellaneous	140,503	2,618	(1,020)	142,101
Mortgage-backed securities	300,592	1,385	(2,622)	299,355
Total fixed maturity investments	1,330,452	13,200	(9,058)	1,334,594
Short-term investments	15,006	—	—	15,006
	1,345,458	13,200	(9,058)	1,349,600
Equity securities	186,352	64,313	(4,494)	246,171
Total investments	$1,531,810	$77,513	$(13,552)	$1,595,771

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2006, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$49,337	$49,084
Due after one year through five years	354,723	352,438
Due after five years through ten years	386,463	387,775
Due after ten years	534,095	543,369
Mortgage-backed securities	282,692	280,718
	$1,607,310	$1,613,384

The following is a summary of investments with unrealized losses and their corresponding fair values at December 31, 2006 and 2005:

	Less than 12 months December 31
	2006			2005
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in thousands except number of issues data)
Fixed maturity:
U.S. government	$82,710	$(417)	20	$92,031	$(894)	21
State and political subdivisions, all other governments, special revenue and public utilities	225,839	(1,603)	53	240,961	(2,995)	101
Industrial and miscellaneous	63,970	(490)	41	50,289	(630)	46
Mortgage-backed securities	63,072	(252)	72	167,641	(2,116)	209
Equity securities	5,063	(569)	31	34,379	(2,675)	28
	$440,654	$(3,331)	217	$585,301	$(9,310)	405

	More than 12 months December 31
	2006			2005
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in thousands except number of issues data)
Fixed maturity:
U.S. government	$69,876	$(1,120)	25	$41,737	$(715)	16
State and political subdivisions, all other governments, special revenue and public utilities	155,163	(2,412)	81	38,761	(812)	34
Industrial and miscellaneous	41,646	(635)	37	13,805	(390)	42
Mortgage-backed securities	128,403	(2,624)	220	20,036	(506)	33
Equity securities	1,532	(228)	13	11,440	(1,819)	22
	$396,620	$(7,019)	376	$125,779	$(4,242)	147

	Total December 31
	2006			2005
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in thousands except number of issues data)
Fixed maturity:
U.S. government	$152,586	$(1,537)	45	$133,768	$(1,609)	37
State and political subdivisions, all other governments, special revenue and public utilities	381,002	(4,015)	134	279,722	(3,807)	135
Industrial and miscellaneous	105,616	(1,125)	78	64,094	(1,020)	88
Mortgage-backed securities	191,475	(2,876)	292	187,677	(2,622)	242
Equity securities	6,595	(797)	44	45,819	(4,494)	50
	$837,274	$(10,350)	593	$711,080	$(13,552)	552

The Company reviews its investment portfolio for securities that may have incurred an other-than-temporary impairment (OTTI) quarterly. For any investment security deemed to have an OTTI, the investment’s cost or amortized cost is written down to its fair value and the amount written down is recorded in earnings as a realized loss on investments.

Based on a review of the fixed maturity investments included in the tables above, the Company determined that the unrealized losses were a result of the interest rate environment and not the credit quality of the issuers. Therefore, as of December 31, 2006 and 2005, none of the fixed maturity investments whose fair value was less than amortized cost were considered to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, and the Company’s intent and ability to hold the securities until fair value recovers above cost or maturity.

Based on a review of the investment in equities as of December 31, 2006, the Company recognized an impairment of $0.6 million in the fair values of six securities, as a result of the severity and duration of the market decline in those securities. For its other equity securities, the Company determined that the unrealized losses were not considered to be other-than-temporary due to the financial condition and near term prospects of the issuers. As of December 31, 2005, the Company determined that the unrealized losses were not other-than-temporary due to the financial condition and near term prospects of the issuers.

Net realized and unrealized investment gains (losses) on fixed maturity investments and equity securities were as follows:

	Years Ended December 31
	2006	2005	2004
	(in thousands)
Net realized gains (losses):
Fixed maturity investments	$(441)	$(2,402)	$(1,437)
Equity securities	54,718	2,307	2,639
	$54,277	$(95)	$1,202
Change in fair value over cost or amortized cost:
Fixed maturity investments	$1,932	$(14,851)	$5,421
Equity securities	(21,008)	10,634	23,858
	$(19,076)	$(4,217)	$29,279

Net investment income was as follows:

	Years Ended December 31
	2006	2005	2004
	(in thousands)
Fixed maturity investments	$62,448	$49,229	$38,578
Equity securities	4,055	3,752	3,905
Short-term investments and cash equivalents	3,029	3,076	1,025
Other	672	182	595
	70,204	56,239	44,103
Investment expenses	(2,017)	(1,823)	(1,902)
Net investment income	$68,187	$54,416	$42,201

The Company is required by various state regulations to keep securities or letters of credit on deposit with the states in a depository account. At December 31, 2006 and 2005 securities having a fair market value of $414.6 million and $195.9 million, respectively, were on deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair market value of securities held in trust at December 31, 2006 and 2005, was $5.6 million and $55.9 million, respectively.

4.    Property and Equipment

Property and equipment consists of the following:

	As of December 31
	2006	2005
	(in thousands)
Land	$95	$95
Furniture and equipment	6,081	5,907
Leasehold improvements	4,055	2,013
Computer and software	22,719	15,300
	32,950	23,315
Accumulated depreciation	(17,352)	(13,200)
Property and equipment, net	$15,598	$10,115

Depreciation expense for the years ended December 31, 2006, 2005 and 2004, was $4.2 million, $2.2 million and $2.0 million, respectively.

5.    Income Taxes

The Company files a consolidated federal income tax return. The insurance subsidiaries pay premium taxes on gross premiums written in lieu of most state income or franchise taxes.

The provision for income taxes consisted of the following:

	Years Ended December 31
	2006	2005	2004
	(in thousands)
Current tax	$76,742	$29,276	$21,287
Deferred tax	5,980	1,118	(10,279)
Income taxes	$82,722	$30,394	$11,008

The difference between the statutory federal tax rate of 35% and the Company’s effective tax rate on income before tax as reflected in the consolidated statements of income was as follows:

	Years Ended December 31
	2006	2005	2004
	(in thousands)
Expense computed at statutory rate	$89,002	$58,797	$37,301
Dividends received deduction and tax-exempt interest	(8,975)	(6,653)	(2,884)
LPT Agreement	(6,781)	(15,315)	(7,960)
Pre-privatization reserve adjustments	2,875	(5,564)	(14,482)
Other	6,601	(871)	(967)
Income taxes	$82,722	$30,394	$11,008

Prior to the Privatization, the Fund was a part of the State of Nevada and therefore was not subject to federal income tax; accordingly, it did not take an income tax deduction with respect to the establishment of its unpaid losses and LAE reserves. Due to favorable loss experience after the Privatization, it was determined that certain of the pre-Privatization unpaid loss and LAE reserves assumed by EICN as part of the Privatization were no longer necessary and the unpaid loss and LAE reserves were reduced accordingly. This downward adjustment of such pre-Privatization unpaid loss reserves in the years ended December 31, 2005 and 2004 increased the GAAP net income, as reported in the accompanying consolidated statements of income, but did not increase taxable income for those periods. For the year ended December 31, 2006, there was an increase to the Pre-privatization unpaid loss reserves that decreased GAAP net income, but did not decrease taxable income for the period.

The significant components of the deferred income taxes, net were as follows as of December 31:

	2006		2005
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Unrealized capital gains	$—	$15,710	$—	$22,387
Deferred policy acquisition costs	—	9,061	—	9,981
Loss reserve discounting for tax reporting	84,167	—	86,612	—
Unearned premiums	11,027	—	13,352	—
Allowance for bad debt	2,866	—	2,762	—
Accrued liabilities	2,116	—	3,779	—
Other	232	1,788	359	1,344
Total	$100,408	$26,559	$106,864	$33,712
Net deferred tax asset	$73,849		$73,152

At December 31, 2006, the Company had no net operating loss carryforwards.

FASB No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the deferred income tax asset is dependent on the Company generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. Although realization is not assured, management believes that it is more likely than not that the net deferred income tax asset will be realized.

6.    Unpaid Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the liability for unpaid losses and loss adjustment expenses (LAE):

	Years Ended December 31
	2006	2005	2004
	(in thousands)
Beginning of year	$2,349,981	$2,284,542	$2,193,439
Reinsurance recoverable for incurred but unpaid losses and LAE	(1,141,500)	(1,194,728)	(1,230,982)
Beginning balance, net of reinsurance	1,208,481	1,089,814	962,457
Incurred losses and LAE, net of reinsurance, related to:
Current period	256,257	333,497	289,544
Prior period	(107,129)	(78,053)	(37,582)
Total incurred losses and LAE, net of reinsurance	149,128	255,444	251,962
Losses and LAE payments, net of reinsurance, related to:
Current period	41,098	40,116	33,475
Prior period	106,859	96,661	91,130
Total losses and LAE payments, net of reinsurance	147,957	136,777	124,605
Balance, net of reinsurance, December 31	1,209,652	1,208,481	1,089,814
Reinsurance recoverable for incurred but unpaid losses and LAE	1,098,103	1,141,500	1,194,728
Balance, December 31	$2,307,755	$2,349,981	$2,284,542

The above table excludes the impact of the amortization of the deferred reinsurance gain—LPT Agreement and the reduction of the ceded reserves on the LPT Agreement (see Note 7), which are reflected in losses and LAE incurred in the consolidated statements of income.

Estimates of incurred losses and LAE attributable to insured events of prior years decreased due to continued favorable development in such prior accident years (actual losses and LAE paid and current projections of unpaid losses and LAE were less than the Company originally anticipated). The reduction in the liability for unpaid losses and LAE was $107.1 million, $78.1 million and $37.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The major sources of this favorable development have been:    actual paid losses have been less than expected, recalibration of selected patterns of claims emergence and claim payment used in the projection of future loss payment, and LAE in the Company’s Nevada business have been less than expected. However, this favorable development has been partially offset by the fact that LAE in the Company’s California business has been greater than expected. LAE parameters used to project future LAE expenditures have been adjusted in response to the actual observed levels of LAE. These sources of development are discussed in the following paragraphs.

In California, in particular, where the Company’s operations began on July 1, 2002, management’s initial expectations of both the ultimate level of its losses and patterns of loss emergence and loss payment necessarily were based on benchmarks derived from analyses of historical insurance industry data in California, as no historical data from the Company’s insurance subsidiaries existed, and although some historical data was available for the prior years of some of the market segments the Company entered in California, that data was limited as to the number of loss reserve evaluation points available. The industry-based benchmarks were adjusted judgmentally for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers’ compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of California claims by the Company’s insurance subsidiaries has been more favorable than those initial expectations, due at least in part to what the Company believes are the impact of enactment of the major changes in the California environment. Other insurance companies writing California workers’ compensation insurance also have experienced emergence and payment of claims more favorable than anticipated. At each evaluation date, the projected claim activity underlying the prior loss reserves has been replaced by the actual claim activity, and the expectation of future emergence and payment of California claims underlying the actuarial projections was reevaluated during 2006, 2005 and 2004 based both on the Company’s insurance subsidiaries’ emerging experience and on updating the benchmarks that are derived from observing and analyzing the insurance industry data for California workers’ compensation. Given the dramatically changing environmental conditions in California, the Company has used prudent judgment in balancing long-term data and recent information. As patterns and trends recur consistently over a period of time, greater implicit weight is given to more current patterns and trends in the selection of reserve levels. The favorable change in incurred losses and LAE attributable to prior years business outside Nevada, predominantly California, was $111.0 million and $48.2 million for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2004, the Company incurred an increase of $11.9 million for losses and LAE attributable to prior years. In states other than California and Nevada, the Company’s operations are new and represent a minor portion of its loss reserves.

In Nevada, the Company has access to an extensive history of workers’ compensation claims based on the business of the predecessor Fund, but the emergence and payment of claims in recent years has been more favorable than in the long-term history in Nevada with the predecessor Fund. The expected patterns of claim payment and emergence used in the projection of the Company’s ultimate claims payments are based on both the long-term and the short-term historical data. Also, in 2006, 2005 and 2004, the projected claim payments underlying the prior loss reserves were replaced by the actual claim payment activity that occurred during the calendar year. In Nevada, based on the observed changes in claims emergence and payment patterns in recent years, greater weight has been given to such changes in the Company’s projections. This has resulted in an increase of $3.9 million in estimated incurred losses and LAE with respect to prior years in the current period compared with a decrease of $29.9 million and $49.5 million in the prior periods ended December 31, 2005 and 2004, respectively.

The estimate of the future cost of handling claims, or LAE, depends primarily on examining the relationship between the aggregate amount that has been spent on LAE historically, as compared with the dollar volume of claims activity for the corresponding historical periods. For the Company’s business in Nevada, as a result of operational improvements and reductions in staff count to align with the current and anticipated volume of business in the state, the Company’s expenditures on LAE in recent years have been lower than historical levels. As these operational improvements and staffing levels have been reflected in the actual emerging LAE expenditures and in the projection of future LAE, the estimates of future LAE have been reduced at December 31, 2006, 2005 and 2004. For the Company’s operations in California, initial expectations of LAE when operations commenced in California were based on the assumptions used by the Company in pricing the California business, and on some limited historical data for the market segments the Company was entering. As the Company’s operations in California have matured, and as data relating to the Company’s and industry claim handling expenses reflective of the new workers’ compensation benefit environment in California have become available, the expectations of LAE underlying the projection of future LAE have been adjusted to reflect that actual costs of administering claims have been greater than the initial expectations. This has resulted in an increase in the projected future cost of administering California claims at December 31, 2006, 2005 and 2004. The changes in the Company’s estimates of the cost of future LAE in California and Nevada are included in the California and Nevada development results cited in the preceding two paragraphs.

The Company continues to develop its own loss experience and will rely more on its experience and less on historical industry data in projecting its reserve requirements as such data becomes available. As the actual experience of the Company emerges, it will continue to evaluate prior estimates, which may result in additional adjustments in reserves.

Loss reserves shown in the consolidated balance sheets are net of $10.4 million and $9.9 million for anticipated subrogation recoveries as of December 31, 2006 and 2005, respectively.

7.    Reinsurance

The Company is involved in the cession and assumption of reinsurance with non-affiliated companies. Risks are reinsured with other companies on both a quota share and excess of loss basis.

Reinsurance transactions reflected in the accompanying consolidated statements of income were as follows:

	Years Ended December 31
	2006		2005		2004
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Direct premiums	$392,676	$397,545	$450,740	$448,106	$370,186	$360,703
Assumed premiums	9,080	10,013	7,931	9,094	67,508	69,379
Gross premiums	401,756	407,558	458,671	457,200	437,694	430,082
Ceded premiums	(14,572)	(14,572)	(18,950)	(18,950)	(19,780)	(19,780)
Net premiums	$387,184	$392,986	$439,721	$438,250	$417,914	$410,302
Ceded losses and LAE incurred	$21,268		$36,506		$33,327

Ceded losses and LAE incurred includes the amortization of the gain on the LPT Agreement, as described below.

Excess of Loss Reinsurance

The Company maintains reinsurance for losses from a single occurrence or event in excess of $4.0 million up to $175.0 million. The reinsurance coverage includes coverage for acts of terrorism, excluding nuclear, biological, chemical and radiological events.

LPT Agreement

Recoverables from reinsurers on unpaid losses and LAE amounted to $1.1 billion at December 31, 2006 and 2005. At December 31, 2006 and 2005, approximately $1.0 billion and $1.1 billion, respectively, of the recoverables related to the LPT Agreement entered into in 1999 by the Fund and assumed by EICN, whereby substantially all of the Fund losses and LAE on claims incurred prior to July 1, 1995, have been ceded to three unaffiliated reinsurers on a 100% quota share basis. Investments have been placed in trust by the three reinsurers as security for payment of the reinsured claims. Under the LPT Agreement, $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. Through December 31, 2006, the Company has paid losses and LAE claims totaling $364.5 million related to the LPT Agreement.

The initial deferred gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The Company amortized $19.4 million, $16.9 million and $20.3 million of the deferred gain for the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, the deferred gain was reduced by $26.9 million and $2.5 million in 2005 and 2004, respectively, due to favorable development in the direct reserves ceded under the LPT Agreement. There was no adjustment to the direct reserves ceded under the LPT Agreement in 2006. The amortization of the deferred gain and the adjustments due to the favorable development in the reserves are recorded in losses and LAE incurred in the accompanying consolidated statements of income. The remaining deferred gain was $443.0 million and $462.4 million as of December 31, 2006 and 2005, respectively, which is included in the accompanying consolidated balance sheets as deferred reinsurance gain—LPT Agreement.

The LPT Agreement allows the Company to receive a contingent profit commission from the participating reinsurers based on the actual loss experience of the ceded business. Pursuant to the LPT Agreement and based on both actual results to date and projections of ultimate losses under the agreement, the Company recorded a decrease of $0.2 million for the twelve months ended

December 31, 2006, an increase of $3.8 million for 2005 and a decrease of $1.5 million for 2004, in its estimate of the ultimate contingent profit commission. The increases (decreases) in the ultimate contingent profit commission are recorded in commission expense in accompanying consolidated statements of income. Due to payments received under the terms of the LPT Agreement the Company had a net payable balance of $6.3 million and $6.1 million as of December 31, 2006 and 2005, respectively, which is included in other liabilities on the accompanying consolidated balance sheets.

Fronting Agreement

Effective July 1, 2002, ECIC entered into a fronting facility with Clarendon Insurance Group (Clarendon), under which ECIC assumed 100% of the net liability for policies incepting on and after July 1, 2002 and 90% incepting on and after July 1, 2003 (the Fronting Agreement). In December 2003, ECIC and Clarendon reached an informal agreement to stop issuing new or renewing policies under the Fronting Agreement. The assumed premiums withheld by Clarendon under the terms of the Fronting Agreement are reported as funds held by or deposited with reinsureds in the accompanying consolidated balance sheets.

8.    Commitments and Contingencies

Leases

The Company has 14 leased facilities, which include several subleased spaces, located in Nevada, California, Arizona, Colorado, Florida, Idaho, Illinois and Utah. At December 31, 2006, remaining lease terms ranged from one month to approximately six years and sublease terms ranged from three months to approximately five years. The minimum lease payments for the next five years and thereafter on these noncancelable operating leases at December 31, 2006, were as follows:

Year	Rental Expense
(in thousands)
2007	$4,488
2008	2,234
2009	1,824
2010	1,222
2011	202
Thereafter	168
$10,138

Net rent expense and sublease income were $4.3 million, $4.5 million and $4.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, the Company did not have any future sublease income commitments. Certain rental commitments have renewal options extending through 2010. Some of these renewals are subject to adjustments in future periods.

Contingencies Surrounding Insurance Assessments

The Company writes workers’ compensation insurance in California in which unpaid workers’ compensation liabilities from insolvent insurers are the responsibility of the California Insurance Guarantee Association (CIGA). The Company passes through the CIGA assessment to its policyholders via a surcharge based upon the estimated annual premium at the policy’s inception and has received, and expects to continue to receive, these guarantee fund assessments, which are paid to the CIGA based on premiums written by the Company. As of December 31, 2006, the Company recorded an asset of $8.1 million for assessments paid to the CIGA that includes prepaid policy surcharges still to be collected in the future from policyholders. The Company also writes workers’ compensation insurance in other states with similar obligations as those in California. In these states, the Company is directly responsible for payment of the assessment. The Company recorded an estimate of $1.3 million and $2.2 million for its expected liability for guarantee fund assessments at December 31, 2006 and 2005, respectively. The guarantee fund assessments are expected to be paid within two years of recognition.

Litigation

On October 10, 2006, a complaint was filed in the second judicial district court of the State of Nevada. The complaint alleges, among other things, that in 1999 the Nevada Legislature unconstitutionally transferred the assets, liabilities and operations of the State Industrial Insurance System (the Fund) to the Company effective January 1, 2000. The complaint contends that, although the Nevada Constitution requires that the assets that were transferred to the Company by the Fund, the Company has falsely and knowingly claimed that (i) it had and has legal title to these assets, and (ii) it was not and is not a trustee with respect to such assets. Although the complaint does not specify the amount of money damages that it seeks, the complaint does seek money damages for the State of Nevada in an amount equal to three times the amount of all funds transferred to the Company as well as three times the amount of all rents, profits and income from the funds so transferred. The complaint also seeks declaratory relief and an accounting. The Company believes that the allegations in the complaint are without merit and that a material adverse judgment is remote.

9.    Statutory Matters

Statutory Financial Data

The capital stock, surplus and net income of the Company’s insurance subsidiaries (EICN and ECIC), prepared in accordance with the statutory accounting practices of the National Association of Insurance Commissioners (NAIC) as well as statutory accounting principles permitted by the State of California and Nevada (collectively, SAP), were as follows:

	As of December 31,
	2006	2005
	(in thousands)
Capital stock and unassigned surplus	$38,016	$(71,851)
Special surplus funds	602,463	602,463
Total statutory surplus	$640,479	$530,612

Net income for the Company’s insurance subsidiaries prepared in accordance with SAP for the years ended December 31, 2006, 2005 and 2004 was $164.3 million, $96.9 million and $69.4 million, respectively.

The treatment of the LPT Agreement is the primary difference in the SAP-basis capital stock and total surplus of the insurance subsidiaries of $640.5 million and $530.6 million, and the GAAP-basis equity of the Company of $303.8 million and $144.6 million as of December 31, 2006 and 2005, respectively. Under SAP accounting the retroactive reinsurance gain resulting from the LPT Agreement is recorded as a special component of surplus (special surplus funds) in the initial year of the contract, and not reported as unassigned surplus until the Company has recovered amounts in excess of the original consideration paid. Under GAAP accounting the gain is deferred and amortized over the period the underlying reinsured claims are paid (see Note 7).

Insurance Company Dividends

The Nevada Revised Statute limits the payment of cash dividends by EICN to its parent (shareholder) by providing that payments cannot be made except from available and accumulated surplus money otherwise unrestricted (unassigned) and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. Other dividends may be declared and distributed upon the prior approval of the Insurance Commissioner, except that extraordinary dividends or distributions by EICN to its parent must be noticed to the Insurance Commissioner who must approve or disapprove the dividends or distribution within 30 days of such notice. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding twelve months, exceeds the greater of: (a) 10% of EICN’s statutory surplus as regards policyholders at the next preceding December 31; or (b) EICN’s statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31. As of December 31, 2006 EICN had accumulated unassigned surplus of $38.0 million and negative unassigned surplus of $71.9 million at

December 31, 2005. On December 20, 2005, EICN declared a dividend comprised of 100% of the common stock of EOHI and Elite to its parent, Employers Group, Inc. (formerly Employers Insurance Group, Inc.) pending approval by The Insurance Division of the Department of Business and Industry of the State of Nevada (the Department). EICN received approval for the stock dividend on May 1, 2006 retroactive to January 1, 2006. Additionally, EICN declared and obtained approval from the Department for a cash dividend of $1.0 million to EGI on May 10, 2006.

The Nevada Division of Insurance has granted EICN permission to pay dividends up to an additional $55.0 million in one or more extraordinary dividends. The payment of such dividends is conditional upon the exhaustion of all proceeds retained by the Company from its IPO, maintaining such risk based capital total adjusted capital in EICN of above a specified level on the date of declaration and payment of any particular extraordinary dividend after taking into account the effect of such dividend, and maintaining all required filings with the Department.

The California Insurance Holding Company System Regulatory Act limits the ability of ECIC to pay dividends to its parent by providing that the appropriate insurance regulatory authorities in the State of California must approve any dividend that, together with all other such dividends paid during the preceding 12 months, exceeds the greater of: (a) 10% of the paying company’s statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. In addition, any such dividend must be paid from policyholders’ surplus attributable to accumulated earnings. The maximum pay-out that may be made during 2007 without prior approval is $61.0 million. No dividends were paid or declared in 2006, 2005 or 2004.

Other

The California Department of Insurance (CDI) (the domiciliary state of ECIC) requires that in addition to applying the NAIC’s statutory accounting practices, insurance companies must record, under certain circumstances, an additional liability, called an ‘‘excess statutory reserve.’’ If the workers’ compensation losses and loss adjustment expense ratio is less than 65% in each of the three most recent accident years, the difference is recorded as an excess statutory reserve. The excess statutory reserves required by the CDI decreased ECIC’s statutory-basis surplus by $33.9 million to $314.1 million at December 31, 2006 and by $7.5 million to $277.2 million at December 31, 2005, as filed and reported to the regulators. Excess statutory reserves do not impact statutory net income and it is not expected they will have any material impact on the operation of the Company.

10.    Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of changes in unrealized appreciation on investments classified as available-for-sale. The following table summarizes the components of accumulated other comprehensive income:

	Years Ended December 31
	2006	2005	2004
	(in thousands)
Net unrealized gain on investment, before taxes	$44,885	$63,962	$68,179
Deferred tax expense	(15,710)	(22,387)	(23,863)
Total accumulated other comprehensive income, net of taxes	$29,175	$41,575	$44,316

The following table summarizes the changes in the components of other comprehensive income, other than net income:

	Years Ended December 31
	2006	2005	2004
	(in thousands)
Net unrealized gains (losses) during the year, $35,200, $(4,313) and $30,481, net of tax (benefit) expense of $12,320, $(1,510) and $11,058, respectively	$22,880	$(2,803)	$19,423
Less reclassification adjustment for realized gains (losses) included in net income of $54,277, $(95) and $1,202, net of tax (benefit) expense of $18,997, $33 and $(421), respectively	35,280	(62)	781
Net change in unrealized gains (losses) on investments, net of tax (benefit) expense $6,677, $(1,476) and $10,637, respectively	$(12,400)	$(2,741)	$18,642

11.    Employee Benefit and Retirement Plans

Retirement Plans

The Company has adopted a 401(k) defined contribution plan covering all eligible Company employees. Investment services are provided through the adoption of the IRS approved prototype 401(k) Century Plan through T. Rowe Price Trust Company. Plan administration is provided through third-party administrator Boston Financial. Employees of age 18 or older are eligible to participate in the plan on the first day of the month following their date of hire. Beginning the plan year 2005, the Company adopted a match to the 401(k) Plan of $0.50 for every dollar contributed by the employee, up to 6% of the employee’s annual salary. The Company’s contribution to the 401(k) Plan was $0.9 million for each of the years ended December 31, 2006, 2005 and 2004, respectively.

12.     Selected Quarterly Financial Data (Unaudited)

Quarterly results for the years ended December 31, 2006 and 2005 were as follows:

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
Net premiums earned	$103,270	$100,877	$95,990	$92,849
Net investment income	15,701	16,777	17,237	18,472
Realized gains (losses) on investments	(232)	3,134	2,758	48,617
Losses and loss adjustment expenses	66,190	64,308	(34,753)	34,010
Net income	18,109	21,387	76,992	55,082

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
Net premiums earned	$110,703	$110,797	$109,566	$107,184
Net investment income	12,616	13,284	13,620	14,896
Realized gains (losses) on investments	157	(280)	(2,373)	2,401
Losses and loss adjustment expenses	77,076	77,598	53,572	3,442
Net income	14,305	16,032	32,768	74,493

Realized gains on investments

The net realized gains in the fourth quarter of 2006 were a result of the Company’s evaluation of its portfolio allocation, resulting in an election to reduce the amount allocated to equity securities. This election resulted in the sale of $169.2 million in equity securities, generating realized gains of $49.2 million, in the fourth quarter of 2006.

Losses and loss adjustment expenses

The third and fourth quarters of 2006 include favorable prior accident year reserve development of $68.9 million and $25.4 million, respectively, compared to approximately $12.8 million in the first half of 2006 (see Note 6).

The third and fourth quarters of 2005 include favorable accident year reserve development of $23.3 million and $51.5 million, respectively, compared to approximately $3.3 million in the first half of 2005 (see Note 6). Additionally, the fourth quarter of 2005 includes a reduction to the LPT Agreement deferred gain of $26.9 million due to favorable development in the direct reserves ceded under the LPT Agreement (see Note 7).

13.    Subsequent Events (Unaudited)

Conversion and Initial Public Offering

Effective February 5, 2007, under the terms of the plan of conversion, EIG Mutual Holding Company converted from a mutual insurance holding company to a stock company. In connection with the conversion, EIG Mutual Holding Company’s name was changed to Employers Holdings, Inc. All policyholder membership interests in EIG Mutual Holding Company were extinguished on that date and eligible policyholders of the mutual insurance holding company on March 9, 2007 received, in aggregate, 22,765,407 shares of common stock and $463.0 million of cash.

In addition, effective February 5, 2007, the Company completed its IPO in which the Company issued 30,762,500 common shares at a price of $17.00 per share. The cash proceeds of the IPO after underwriting discount and commission of $34.0 million and estimated offering and conversion expenses of $16.6 million were $472.4 million, of which $9.4 million was retained by Employers Holdings, Inc. and may be used for working capital, payment of future dividends on common stock, repurchase shares of common stock and other general corporate purposes.

Estimated costs related to the IPO are $5.6 million of which $3.9 million have been capitalized as of December 31, 2006 and are included in other assets in the accompanying consolidated balance sheets. Estimated costs related to the conversion are $11.0 million of which $10.0 million have been incurred through December 31, 2006. Conversion expenses consisted primarily of printing and mailing costs and the aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise the Company on its conversion. These costs were expensed as incurred and are included in the underwriting and other operating expense in the accompanying statements of income.

The following table reconciles the shares allocated to eligible members upon the conversion (used in the pro forma earnings per common share—basic and diluted—calculation) to the number of shares outstanding after the IPO:

Number of
Shares
Shares allocated to eligible members	50,000,002
Less: shares allocated to eligible members who received cash	(27,234,595)
Shares issued to members	22,765,407
Shares issued in the IPO	30,762,500
Total outstanding shares of common stock	53,527,907
Less: Shares issued in the IPO to fund underwriting, discounts and conversion and offering expenses	(3,527,905)
Number of shares used in the calculation of pro forma earnings per common share – basic and diluted	50,000,002

The pro forma earnings per common share — basic and diluted — presented on the accompanying statements of income is presented to depict the impact of the conversion described above, as prior to the conversion the Company did not have any outstanding common shares. The earnings per common share

— basic and diluted — was computed using only the shares of the Company’s common stock issued to eligible members in the conversion (50,000,002), and does not include any shares issued to new investors in connection with the Company’s IPO or the impact of the cash election made by eligible members. The Company had no common stock equivalents outstanding for the periods presented that would create a dilutive effect on pro forma earnings per common share.

The following table sets forth the Company’s consolidated financial position on an actual basis and a pro-forma basis as if the conversion and IPO described above was effective as of December 31, 2006:

	December 31, 2006
	Actual	Pro-forma
	(in thousands)
Equity:
Common stock, $0.01 par value, no shares authorized, issued or outstanding, actual; 150,000,000 shares authorized and 53,527,907 shares issued and outstanding, pro forma	$—	$535
Preferred stock $0.01 par value, no shares authorized, issued or outstanding, actual; 25,000,000 shares authorized and none issued, pro-forma	—	—
Additional paid-in capital	—	293,442
Retained earnings	274,602	—
Accumulated other comprehensive income, net	29,175	29,175
Total equity	$303,777	$323,152

On February 1, 2007, the Company registered an additional 922,875 common shares with the intent to grant its Equity and Incentive Plan the right to issue these common shares to the Company’s employees. Effective February 5, 2007, the Company made a ‘‘founders’ grant’’ to its employees in the form of 187,200 nonqualified stock options. These options will vest pro rata on each of the first three anniversaries of the IPO date, subject to continued employment and have a seven year expiration from the date of grant. The exercise price of the options was $17.00 per share. The Company will account for the stock options in accordance with SFAS 123(R), Share-Based Payment, which requires the Company to recognize compensation expense related to the estimated fair value of stock options in the consolidated statements of income.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC.

There have not been any changes in our internal control over financial reporting during the fourth quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to our executive officers and key employees is included in Part I of this report.

The information required by Item 10 with respect to our directors is included under the caption ‘‘Election of Directors’’ in our Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is included under the caption ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’ in our Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is included under the caption ‘‘The Board of Directors and its Committees—Audit Committee’’ in our Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by Item 10 with respect to our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers is posted on our website at www.employers.com in the Investors section under ‘‘Governance’’. We will post information regarding any amendment to, or waiver from, our Code of Business Conduct and Ethics on our website in the Investor section under Governance.

Item 11.    Executive Compensation

The information required by Item 11 is included under the captions ‘‘Compensation Discussion and Analysis,’’ ‘‘Compensation Committee Report’’ and ‘‘Compensation Committee Interlocks and Insider Participation’’ in our Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is included under the captions ‘‘Security Ownership of Certain Beneficial Owners and Management’’ and ‘‘Compensation Discussion and Analysis—Equity and Incentive Plan’’ in our Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is included under the captions ‘‘Certain Relationships and Related Transactions’’ and ‘‘Director Independence’’ in our Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is included under the caption ‘‘Audit Matters’’ in our Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following consolidated financial statements are filed in Item 8 of Part II of this report:

Pursuant to Rule 7-05 of Regulation S-X, Schedules I, III, IV and V have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

Schedule II.    Condensed Financial Information of Registrant

Employers Holdings, Inc.
(formerly EIG Mutual Holding Company)
Condensed Balance Sheets

	December 31,
	2006	2005
	(in thousands)
Assets
Investment:
Investment in subsidiaries	$313,508	$144,377
Cash	196	247
Other assets	3,927	9
Total assets	$317,631	$144,633
Liabilities and equity
Accounts payable and accrued expenses	$2,607	$26
Intercompany payable	11,247	—
Total liabilities	13,854	26
Equity
Retained earnings	274,602	103,032
Accumulated other comprehensive income, net	29,175	41,575
Total equity	303,777	144,607
Total liabilities and equity	$317,631	$144,633

See accompanying notes.

Employers Holdings, Inc.
(formerly EIG Mutual Holding Company)
Condensed Statements of Income

	Year Ended December 31 2006	Period April 1, Through December 31 2005
	(in thousands)
Revenues	$—	$—
Expenses
Other operating expense	9,961	26
Total expenses	9,961	26
Net loss before income taxes and undistributed earnings of subsidiaries	(9,961)	(26)
Income taxes expense (benefit)	—	(9)
Net loss before undistributed earnings of subsidiaries	(9,961)	(17)
Undistributed earnings of subsidiaries, net of taxes	181,531	123,310
Net income	$171,570	$123,293

See accompanying notes.

Employers Holdings, Inc.
(formerly EIG Mutual Holding Company)
Condensed Statements of Cash Flows

	Year Ended December 31 2006	Period April 1, Through December 31 2005
	(in thousands)
Operating activities
Net income	$171,570	$123,293
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(181,531)	(123,310)
Change in operating assets and liabilities:
Other assets	9	(9)
Accounts payable and accrued expense	1,731	26
Intercompany payable	11,247	—
Net cash provided by operating activities	3,026	—
Investing activities
Purchase of Employers Insurance Group, Inc. stock	—	(3)
Net cash used in investing activities	—	(3)
Financing activities
Issuance costs related to the initial public offering	(3,077)	—
Initial capitalization	—	250
Net cash (used in) provided by financing activities	(3,077)	250
Net (decrease) increase in cash and cash equivalents	(51)	247
Cash and cash equivalents at the beginning of the period	247	—
Cash and cash equivalents at the end of the period	$196	$247

See accompanying notes.

Employers Holdings, Inc.
(formerly EIG Mutual Holding Company)
Notes to Condensed Financial Statements

December 31, 2006

1.    Nature of Operations and Summary of Significant Accounting Policies

Operations and Basis of Presentation

Employers Holdings, Inc. (EHI), formerly EIG Mutual Holding Company (EMHC), a Nevada mutual holding company, was formed effective April 1, 2005. Effective February 5, 2007, EMHC converted from a mutual holding company to a Nevada stock company and completed its initial public offering (IPO) of its common stock. All policyholder membership interests in EMHC were extinguished on that date and EMHC’s name changed to Employers Holdings, Inc. (see Note 4—Subsequent Events for a description of the conversion and concurrent IPO).

EHI, a Nevada stock company (see Note 2—Capitalization), is engaged through its wholly-owned subsidiaries (primarily Employers Insurance Company of Nevada and Employers Compensation Insurance Company) in the commercial property and casualty insurance industry, specializing in workers’ compensation products and services.

EHI prepares its condensed financial statements in accordance with U.S. generally accepted accounting principles (GAAP), using the equity method. Under the equity method, the investment in subsidiaries is stated at cost plus equity in undistributed earnings (loss) of its subsidiaries. These condensed financial statements should be read in conjunction with EHI’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K. EHI’s 2005 statements of income and cash flows reflect the results of operations from April 1, 2005, the date of inception.

Estimates and Assumptions

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates.

2.    Capitalization

Prior to the conversion and initial public offering (IPO) (see Note 4), EHI was a mutual holding company and was reliant on dividends from its wholly owned subsidiary for operating capital. EHI has not received any dividends since its inception.

3.    Income Taxes

EHI files a consolidated federal income tax return with its subsidiaries and has a tax allocation agreement with its subsidiaries. The equity in the undistributed earnings of subsidiaries included in the accompanying condensed statements of income are net of income taxes.

4.    Subsequent Events

Effective February 5, 2007, under the terms of the plan of conversion, EIG Mutual Holding Company converted from a mutual insurance holding company to a stock company. In connection with the conversion, EIG Mutual Holding Company’s name was changed to Employers Holdings, Inc. All policyholder membership interests in EIG Mutual Holding Company were extinguished on that date and eligible policyholders of the mutual insurance holding company on March 9, 2007 received, in aggregate, 22,765,407 shares of common stock and $463.0 million of cash.

In addition, effective February 5, 2007, EHI completed its IPO in which it issued 30,762,500 common shares at a price of $17.00 per share. The cash proceeds of the IPO after underwriting discounts and commission of $34.0 million and estimated offering and conversion expenses of $16.6 million were $472.4 million, of which $9.4 million was retained by EHI and may be used for working capital, payment of future dividends on common stock, repurchase shares of common stock and other general corporate purposes.

Estimated costs related to the IPO are $5.6 million of which $3.9 million have been capitalized as of December 31, 2006 and are included in other assets on the accompanying consolidated balance sheets. Estimated costs related to the conversion are $11.0 million of which $10.0 million have been incurred through December 31, 2006. Conversion expenses consisted primarily of printing and mailing costs and the aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise the Company on its conversion. These costs were expensed as incurred and are included in the underwriting and other operating expense in the accompanying statements of income.

Schedule VI.    Supplemental Information Concerning Property—Casualty Insurance Operations

Employers Holdings, Inc. (formerly EIG Mutual Holding Company) and Subsidiaries

Consolidated Supplemental Information Concerning Property and Casualty Insurance Operations

Year Ended	Deferred Policy Acquisition Costs	Reserves For Unpaid Losses And Loss Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Loss and LAE Related to Current Year	Loss and LAE Related to Prior Years	Amortization Of Deferred Policy Acquisition Costs	Paid Loss And Loss Adjustment Expenses	Net Premiums Written
(in thousands)
2006	$13,767	$2,307,755	$73,255	$392,986	$68,187	$256,257	$(107,129)	$58,358	$147,957	$387,184
2005	$12,961	$2,349,981	$80,735	$438,250	$54,416	$333,497	$(78,053)	$62,208	$136,777	$439,721
2004	$12,330	$2,284,542	$82,482	$410,302	$42,201	$289,544	$(37,582)	$63,204	$124,605	$417,914

Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Employers Holdings, Inc.	X
3.2	Amended and Restated By-laws of Employers Holdings, Inc.	X
4.1	Form of Common Stock Certificate		S-1/A	4.1	January 18, 2007
10.1	Quota Share Reinsurance Agreement, dated as of June 30, 1999, between State Industrial Insurance System of Nevada, D.B.A.: Employers Insurance Company of Nevada and the various Reinsurers as identified by the Interests and Liabilities Agreements attached thereto(1)		S-1/A	10.1	January 18, 2007
10.2	Producer Agreement, dated as of May 1, 2005, between Employers Compensation Insurance Company and Automatic Data Processing Insurance Agency, Inc.(1)		S-1/A	10.2	January 18, 2007
10.3	Joint Marketing and Network Access Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	10.3	January 18, 2007

Exhibit No.		Description of Exhibit	Included Herewith	Incorporated by Reference Herein
				Form	Exhibit	Filing Date
10.4		Joint Marketing and Network Access Agreement, dated as of July 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	10.4	January 18, 2007
*10	.5	Employment Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Ann W. Nelson		S-1	10.5	December 4, 2006
*10	.6	Employment Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Lenard T. Ormsby		S-1	10.6	December 4, 2006
*10	.7	Employment Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Martin J. Welch		S-1	10.7	December 4, 2006
*10	.8	Employment Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and William E. Yocke		S-1	10.8	December 4, 2006
*10	.9	Employment Agreement, dated as of February 1, 2006, between Employers Insurance Company of Nevada and Douglas D. Dirks		S-1	10.9	December 4, 2006
*10	.10	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between Employers Insurance Company of Nevada, Employers Holdings, Inc. and Ann W. Nelson		S-1/A	10.12	January 18, 2007
*10	.11	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between Employers Insurance Company of Nevada, Employers Holdings, Inc. and Lenard T. Ormsby		S-1/A	10.13	January 18, 2007
*10	.12	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between Employers Insurance Company of Nevada, Employers Holdings, Inc. and Martin J. Welch		S-1/A	10.14	January 18, 2007

Exhibit No.		Description of Exhibit	Included Herewith	Incorporated by Reference Herein
				Form	Exhibit	Filing Date
*10	.13	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between Employers Insurance Company of Nevada, Employers Holdings, Inc. and William E. Yocke		S-1/A	10.15	January 18, 2007
*10	.14	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between Employers Insurance Company of Nevada, Employers Holdings, Inc. and Douglas D. Dirks		S-1/A	10.16	January 18, 2007
*10	.15	Employers Holdings, Inc. Equity and Incentive Plan	X
21.1		Subsidiaries of Employers Holdings, Inc.	X
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
23.2		Consent of Towers, Perrin, Foster & Crosby, Inc.	X
31.1		Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2		Certification of William E. Yocke Pursuant to Section 302	X
32.1		Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2		Certification of William E. Yocke Pursuant to Section 906	X

For purposes of the incorporation by reference of documents as Exhibits, all references to Forms S-1 and S-1/A of Employers Holdings, Inc. refer to Forms S-1 and S-1/A filed with the Commission under Registration Number 333-139092.

*	Asterisks identify management contracts and compensatory plans or arrangements.

(1)	Confidential treatment has been requested for certain confidential portions of this exhibit; these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reno, State of Nevada on March 30, 2007.

EMPLOYERS HOLDINGS, INC.
By: /s/ Douglas D. Dirks Name: Douglas D. Dirks Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Kolesar	Chairman of the Board	March 30, 2007

Robert J. Kolesar

/s/ Douglas D. Dirks	President and Chief Executive Officer, Director (Principal Executive Officer)	March 30, 2007

Douglas D. Dirks

/s/ William E. Yocke	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2007

William E. Yocke

/s/ Richard W. Blakey	Director	March 30, 2007

Richard W. Blakey

/s/ Valerie R. Glenn	Director	March 30, 2007

Valerie R. Glenn

/s/ Rose E. McKinney-James	Director	March 30, 2007

Rose E. McKinney-James

/s/ Ronald F. Mosher	Director	March 30, 2007

Ronald F. Mosher

/s/ Katherine W. Ong	Director	March 30, 2007

Katherine W. Ong

/s/ Michael D. Rumbolz	Director	March 30, 2007

Michael D. Rumbolz

/s/ John P. Sande III	Director	March 30, 2007

John P. Sande III

/s/ Martin J. Welch	Director	March 30, 2007

Martin J. Welch