Form 10-Q
period 2007-03-31
Employers Holdings, Inc.
filed 2007-05-15
CIK 1379041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33245

EMPLOYERS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Incorporation)	04-3850065 (I.R.S. Employer Identification Number)
9790 Gateway Drive, Reno, Nevada (Address of Principal Executive Offices)	89521 (Zip Code)

Registrant’s telephone number, including area code: (888) 682-6671

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

As of May 10, 2007, there were 53,527,907 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

Employers Holdings, Inc.
(formerly EIG Mutual Holding Company)
and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share data)

	As of March 31, 2007	As of December 31, 2006
	(unaudited)
Assets
Available for sale:
Fixed maturity investments at fair value (amortized cost $1,661,111 at March 31, 2007 and $1,599,321 at December 31, 2006)	$1,666,564	$1,605,395
Equity securities at fair value (cost $63,205 at March 31, 2007 and $63,478 at December 31, 2006)	102,004	102,289
Short-term investments (at cost or amortized cost, which approximates fair value)	—	7,989
Total investments	1,768,568	1,715,673
Cash and cash equivalents	66,479	79,984
Accrued investment income	18,504	18,431
Premiums receivable, less bad debt allowance of $7,315 at March 31, 2007 and $6,911 at December 31, 2006	50,100	51,311
Reinsurance recoverable for:
Paid losses	10,775	11,073
Unpaid losses, less allowance of $1,276 at each period	1,087,979	1,096,827
Funds held by or deposited with reinsureds	101,244	102,955
Deferred policy acquisition costs	14,663	13,767
Deferred income taxes, net	70,842	73,849
Property and equipment, net	14,496	15,598
Other assets	17,538	16,257
Total assets	$3,221,188	$3,195,725
Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,307,184	$2,307,755
Unearned premiums	75,512	73,255
Policyholders’ dividends accrued	449	506
Total claims and policy liabilities	2,383,145	2,381,516
Commissions and premium taxes payable	7,591	6,776
Federal income taxes payable	17,442	24,262
Accounts payable and accrued expenses	9,112	22,178
Deferred reinsurance gain–LPT Agreement	438,449	443,036
Other liabilities	13,473	14,180
Total liabilities	2,869,212	2,891,948

See accompanying unaudited notes to consolidated financial statements.

Employers Holdings, Inc.
(formerly EIG Mutual Holding Company)
and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share data)

	As of March 31, 2007	As of December 31, 2006
	(unaudited)
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; issued and outstanding 53,527,907 shares at March 31, 2007 and 0 at December 31, 2006	535	—
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	301,282	—
Retained earnings	21,395	274,602
Accumulated other comprehensive income, net	28,764	29,175
Total stockholders’ equity	351,976	303,777
Total liabilities and stockholders’ equity	$3,221,188	$3,195,725

See accompanying unaudited notes to consolidated financial statements.

Employers Holdings, Inc.
(formerly EIG Mutual Holding Company)
and Subsidiaries

Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended March 31,
	2007	2006
	(unaudited)
Revenues
Net premiums earned	$89,792	$103,270
Net investment income	20,835	15,701
Realized gains (losses) on investments, net	190	(232)
Other income	1,140	1,191
Total revenues	111,957	119,930
Expenses
Losses and loss adjustment expenses	41,667	66,190
Commission expense	11,721	12,332
Underwriting and other operating expense	23,300	19,268
Total expenses	76,688	97,790
Net income before income taxes	35,269	22,140
Income taxes	7,403	4,031
Net income	$27,866	$18,109
Net income after date of conversion (Note 2)	$21,395

Earnings per common share for the periods (Note 8):

For the period February 5, 2007 through March 31, 2007
Basic and diluted	$0.40

	Pro forma for the three months ended March 31,
	2007	2006
Basic and diluted	$0.53	$0.36

See accompanying unaudited notes to consolidated financial statements.

Employers Holdings, Inc.
(formerly EIG Mutual Holding Company)
and Subsidiaries

Consolidated Statements of Equity
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Total Stockholders’ equity
	Shares	Amount
	(unaudited)
Balance, January 1, 2006	—	$—	$—	$103,032	$41,575	$144,607
Comprehensive income:
Net income for the period	—	—	—	18,109	—	18,109
Change in net unrealized gains on investments, net of taxes	—	—	—	—	(5,472)	(5,472)
Comprehensive income						12,637
Balance, March 31, 2006	—	$—	$—	$121,141	$36,103	$157,244
Balance, January 1, 2007	—	$—	$—	$274,602	$29,175	$303,777
Conversion transaction (Note 2)	22,765,407	227	(182,143)	(281,073)	—	(462,989)
Initial public offering transaction (Note 2)	30,762,500	308	483,285	—	—	483,593
Stock based compensation, net (Note 7)	—	—	140	—	—	140
Comprehensive income:
Net income before conversion	—	—	—	6,471	—	6,471
Net income after conversion	—	—	—	21,395	—	21,395
Net income for the period	—	—	—	27,866	—	27,866
Change in net unrealized gains on investments, net of taxes	—	—	—	—	(411)	(411)
Comprehensive income						27,455
Balance, March 31, 2007	53,527,907	$535	$301,282	$21,395	$28,764	$351,976

See accompanying unaudited notes to consolidated financial statements.

Employers Holdings, Inc.
(formerly EIG Mutual Holding Company)
and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2007	2006
	(unaudited)
Operating activities
Net income	$27,866	$18,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,569	644
Stock based compensation	140	—
Amortization of premium on investments, net	1,646	1,395
Allowance for doubtful accounts – premium receivable	404	699
Deferred income tax expense (benefit)	3,229	(1,920)
Realized (gains) losses on investments, net	(190)	232
Change in operating assets and liabilities:
Accrued investment income	(73)	(1,459)
Premiums receivable	807	(4,480)
Reinsurance recoverable on paid and unpaid losses	9,146	6,712
Funds held by or deposited with reinsureds	1,711	3,778
Unpaid losses and loss adjustment expenses	(571)	28,030
Unearned premiums	2,257	9,783
Federal income taxes payable	(6,820)	750
Accounts payable, accrued expenses and other liabilities	(13,156)	(4,443)
Deferred reinsurance gain–LPT Agreement	(4,587)	(4,749)
Other	(5,346)	(3,490)
Net cash provided by operating activities	18,032	49,591
Investing activities
Purchase of fixed maturities	(102,784)	(149,490)
Purchase of equity securities	(701)	(4,097)
Proceeds from sale of fixed maturities	38,112	74,870
Proceeds from sale of equity securities	1,165	4,613
Proceeds from maturities and redemptions of investments	9,224	15,326
Capital expenditures and other, net	(467)	(1,168)
Net cash used in investing activities	(55,451)	(59,946)
Financing activities
Issuance of common stock, net	486,903	—
Cash paid to eligible policyholders under plan of conversion	(462,989)	—
Net cash provided by financing activities	23,914	—
Net decrease in cash and cash equivalents	(13,505)	(10,355)
Cash and cash equivalents at the beginning of the period	79,984	61,083
Cash and cash equivalents at the end of the period	$66,479	$50,728
Schedule of noncash transactions
Stock issued in exchange for membership interest	$281,073	$—

See accompanying unaudited notes to consolidated financial statements.

Employers Holdings, Inc.
(formerly EIG Mutual Holding Company)
and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Employers Holdings, Inc. (EHI) is a holding company and is the successor to EIG Mutual Holding Company (EIG), which was incorporated in Nevada in 2005. The Company’s two wholly-owned insurance subsidiaries, Employers Insurance Company of Nevada (EICN) and Employers Compensation Insurance Company (ECIC) are domiciled in Nevada and California, respectively. Unless otherwise indicated, all references to the ‘‘Company’’ refer to EHI, together with its subsidiaries.

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s 2006 Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2006 filed with the Securities and Exchange Commission (SEC) on March 30, 2007 and should be read together with the Annual Report.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by the Company’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance based on discrete financial information. Currently, the Company has one operating segment: workers’ compensation insurance and related services.

Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are the estimate of the unpaid losses and loss adjustment expenses, evaluation of reinsurance recoverables, recognition of premium revenue, deferred policy acquisition costs, deferred income taxes and the valuation of investments.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which provides a common definition of fair value and establishes a framework to make the measurement of fair value more consistent and comparable. SFAS No. 157 also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. The Company will adopt SFAS No. 157 on January 1, 2008 and is currently evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 159). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply FASB Statement No. 157, Fair Value Measurements. The Company does not anticipate making such an election. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

2.    Conversion and Initial Public Offering

Effective February 5, 2007, under the terms of a Plan of Conversion, EIG converted from a mutual insurance holding company to a stock company. All membership interests in EIG were extinguished on that date and eligible members of EIG received, in aggregate, 22,765,407 shares of the Company’s common stock and $463.0 million of cash.

In addition, effective February 5, 2007, EHI completed an Initial Public Offering (IPO) in which it issued 30,762,500 of its common shares at a price of $17.00 per share. The cash proceeds of the IPO, after underwriting discounts and commission of $34.0 million and offering and conversion costs of $16.3 million, were $472.7 million, of which $9.7 million was retained by EHI and may be used for working capital, payment of future dividends on common stock, repurchase of shares of common stock and other general corporate purposes.

Upon completion of EHI’s IPO, the capitalized issuance costs related to the IPO of $5.4 million were netted against the IPO proceeds in additional paid-in capital in the accompanying consolidated balance sheets. The costs related to the conversion were $10.9 million of which $0.9 million was incurred in the period from January 1, 2007 through February 5, 2007. Conversion expenses consisted primarily of printing and mailing costs and the aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants. These costs have no tax benefit and were expensed as incurred and are included in the underwriting and other operating expense in the accompanying consolidated statement of income for the period ended March 31, 2007.

3.    Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No. 109 (FIN 48), effective January 1, 2007.

As of December 31, 2006, the Company had recorded, as a liability for tax contingencies, $14.9 million (including interest of $1.6 million). The adoption of FIN 48 did not result in any change in the amount of the unrecognized tax benefit liability. The Company elected to continue to record both interest and penalties related to any unrecognized tax benefits as a component of income tax expense.

During the period ended March 31, 2007, the Company made no changes to the amount of the unrecognized tax benefit liability. It is reasonably possible that $5.1 million of unrecognized tax benefit will be recognized during fiscal 2007 as statutory periods expire.

Tax years 2003 through 2006 are subject to examination by the federal taxing authority. There are no income tax examinations currently in progress.

4.    Liability for Unpaid Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the liability for unpaid losses and loss adjustment expenses (LAE) for the three months ended March 31:

	2007	2006
	(in thousands)
Beginning of the period	$2,307,755	$2,349,981
Reinsurance recoverable for incurred but unpaid losses and LAE	(1,098,103)	(1,141,500)
Beginning balance, net of reinsurance	1,209,652	1,208,481
Incurred losses and LAE, net of reinsurance related to:
Current period	61,872	77,205
Prior period	(15,618)	(6,266)
Total incurred losses and LAE, net of reinsurance	46,254	70,939
Losses and LAE payments, net of reinsurance, related to:
Current period	3,366	3,503
Prior period	34,611	32,607
Total losses and LAE payments, net of reinsurance	37,977	36,110
Balance, net of reinsurance, March 31	1,217,929	1,243,310
Reinsurance recoverable for incurred but unpaid losses and LAE	1,089,255	1,134,701
Balance, March 31	$2,307,184	$2,378,011

The above table excludes the impact of the amortization of the deferred gain—LPT Agreement and the reduction of the ceded reserves on the LPT Agreement (Note 5). The Company amortized $4.6 million and $4.7 million of the deferred gain for the three months ended March 31, 2007 and 2006, respectively, which are reflected in losses and LAE incurred in the consolidated statements of income.

Estimates of incurred losses and LAE attributable to insured events of prior periods decreased due to continued favorable development in losses for such prior accident years (actual losses paid and current projections of unpaid losses were less than the Company originally anticipated). The reduction in the liability for unpaid losses and LAE was $15.6 million and $6.3 million for the three months ended March 31, 2007 and 2006, respectively.

The major sources of this favorable development are attributable to actual paid losses being less than expected and the continued recalibration of selected patterns of claims emergence and claim payment used in the projection of future loss payments in the Company’s California and Nevada business as more information becomes known.

5.    LPT Agreement

The Company is a party to a 100% quota share retroactive reinsurance agreement (the LPT Agreement) under which $1.5 billion in liabilities for losses and LAE related to claims incurred prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The initial deferred gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method over the period the underlying reinsured claims are paid. The Company amortized $4.6 million and $4.7 million of the deferred gain in the three months ended March 31, 2007 and 2006, respectively. The adjustments to the deferred gain are recorded in losses and LAE incurred in the accompanying consolidated statements of income. The remaining deferred gain was $438.4 million and $443.0 million as of March 31, 2007 and December 31, 2006, respectively, which is included in the accompanying consolidated balance sheets as deferred reinsurance gain—LPT Agreement.

6.    Other Comprehensive Income

Comprehensive income encompasses all changes in equity (except those arising from transactions with stockholders) and includes net income and changes in net unrealized investment gains and losses on investment securities available for sale, net of taxes. The following table summarizes the components of accumulated other comprehensive income as of March 31:

	2007	2006
	(in thousands)
Net unrealized gain on investment, before taxes	$44,252	$55,542
Deferred tax expense	(15,488)	(19,439)
Total accumulated other comprehensive income, net of taxes	$28,764	$36,103

The following table summarizes the change in the components of total comprehensive income for the three months ended March 31:

	2007	2006
	(in thousands)
Unrealized losses arising during the period, before taxes	$(443)	$(8,652)
Less: income tax benefit	(155)	(3,029)
Unrealized losses arising during the period, net of taxes	(288)	(5,623)
Less: reclassification adjustment:
Gains (losses) realized in net income	190	(232)
Income tax expense (benefit)	67	(81)
Reclassification adjustment for gains (losses) realized in net income	123	(151)
Other comprehensive loss	(411)	(5,472)
Net income	27,866	18,109
Total comprehensive income	$27,455	$12,637

7.    Stock-Based Compensation

On October 3, 2006, the Company’s Board of Directors approved the Employers Holdings, Inc. Equity and Incentive Plan (the Plan), effective as of the close of the Company’s IPO. The Plan is administered by the Compensation Committee of the Board of Directors, which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants and independent contractors. The maximum number of common shares reserved for grant of awards under the Plan is 1,605,838, or 3% of EHI’s outstanding common shares as of February 5, 2007. The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, stock- or cash-based performance awards and other stock-based awards.

As of March 31, 2007, nonqualified stock options have been granted, but no incentive stock options, stock appreciation rights, restricted stock, restricted stock units or stock- or cash-based performance awards have been granted under the Plan.

SFAS No. 123(R)—Share-Based Payment (SFAS 123(R)), was effective for the Company on January 1, 2006. During 2006, neither EHI nor its predecessor, EIG, had any outstanding shares and therefore no share-based payments were made. Under SFAS 123(R), share-based payments made to employees, including grants of employee stock options, must be recognized in the consolidated statements of income based on their fair values over the employees’ service period.

Nonqualified Stock Options

During the three month period ended March 31, 2007, EHI made ‘‘founders’ grants’’ to employees, excluding senior officers, in the form of 186,000 nonqualified stock options, under the terms set forth in the Plan and the applicable grants. Full-time employees received 300 options and part-time employees received 150 options. These options vest pro rata on each of the first three anniversaries of the effective date of EHI’s IPO. The options are subject to accelerated vesting in certain limited circumstances, such as: termination other than for cause, termination as a result of retirement, death or disability, and in connection with a change of control. The options expire seven years from the date of grant. The per share exercise price of these options is equal to the IPO price of $17.00 per common share.

The fair value of the stock options granted is estimated using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Due to EHI’s limited public history, EHI estimated the expected volatility of its common shares using daily historical volatility from selected peer companies within the property and casualty insurance sector. EHI believes that the historical volatility of this peer group is currently the best estimate of expected volatility of the market price of EHI’s common shares. The expected term of the options granted is calculated using the ‘plain-vanilla’ calculation provided in the guidance of the SEC’s Staff Accounting Bulletin No. 107. The dividend yield was calculated using amounts authorized by the Board of Directors. The risk-free interest rate is the yield, on the grant date of the options, of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the options.

The fair market value of the stock options was calculated using the following assumptions:

Expected volatility	32.7%
Expected life (in years)	4.5
Dividend yield	1.4%
Risk-free interest rate	4.8%

The weighted-average grant date fair value of options granted during the period ended March 31, 2007, was $5.22, and the Company will recognize the related stock-based compensation on a straight-line basis over the service period of three years.

Changes in outstanding stock options for the three months ended March 31, 2007 were as follows:

			Weighted- Average Remaining Contractual Life
		Weighted- Average Exercise Price
	Number of Options
			(in years)
Options outstanding at January 1, 2007	—
Granted	186,000	$17.00	6.8
Exercised	—	—
Forfeited	(4,034)	17.00
Options outstanding at March 31, 2007	181,966	17.00	6.8
Exercisable at March 31, 2007	16	$17.00	1.0

For the three months ended March 31, 2007, stock-based compensation costs of $0.1 million and related income tax benefit of $48.9 thousand was recognized as a component of other underwriting expenses and income taxes, respectively, in the consolidated statement of income. At March 31, 2007, the Company had yet to recognize $0.8 million in deferred compensation related to the founders’ grants and expects to recognize these costs over the next 2.8 years. There were no stock-based compensation costs incurred during the three months ended March 31, 2006.

8.    Earnings per share

SFAS No. 128, Earnings per Share (SFAS 128) provides for the calculation of ‘‘Basic’’ and ‘‘Diluted’’ earnings per share. Basic earnings per share includes no dilution and is computed by dividing income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of equity. Diluted earnings per common share includes common shares assumed issued under the ‘‘treasury stock method,’’ which reflects the potential dilution that would occur if any outstanding options were to be exercised.

Effective February 5, 2007, EHI completed its conversion and IPO. The earnings per common share—basic and diluted—for the period February 5, 2007 through March 31, 2007 was calculated using only the net income available to common stockholders for the period after the conversion, as shown on the consolidated statements of income. The weighted average shares outstanding—basic and diluted—was calculated based on EHI’s actual outstanding stock for the period February 5, 2007 through March 31, 2007, which was 53,527,907 shares. EHI’s outstanding options have been excluded in computing the diluted earnings per share for the period February 5, 2007 through March 31, 2007 because their inclusion would be anti-dilutive.

The pro forma earnings per common share—basic and diluted—presented on the accompanying consolidated financial statements of income is intended to depict the impact of the Conversion because neither EHI, nor its predecessor, EIG, had, prior to the Conversion, any outstanding common shares. The weighted average shares was 52,155,944 for the three months ended March 31, 2007. The weighted average shares is calculated using the weighted average shares outstanding of 50,000,002 for the period prior to the Conversion and 53,527,907 for the period after the Conversion through March 31, 2007. The Company’s outstanding options have been excluded in computing the pro forma diluted earnings per share for the three months ended March 31, 2007 because their inclusion would be anti-dilutive. The pro forma earnings per common share for the three months ended March 31, 2006 was computed using only those shares available to eligible members in the Conversion, or 50,000,002 shares, and does not include any shares issued to new investors in connection with EHI’s IPO. EIG had no common stock equivalents outstanding that would create a dilutive effect on the pro forma earnings per common share for the three months ended March 31, 2006.

9.    Subsequent Events

Litigation

On April 4, 2007, the Company received notice from the Second Judicial District Court of the State of Nevada of the entry of an order (the Order) dismissing with prejudice the previously disclosed qui tam action captioned State of Nevada, ex. rel., David Otto v. Employers Insurance Company of Nevada et al., pending against EICN. Both the plaintiff and EICN consented to the dismissal, which fully and finally resolved the litigation between the parties. The Order was effective immediately and is not subject to appeal. The Company did not make any settlement payments to the plaintiff in connection with the entry of the Order.

Authorized Dividend and Stock Repurchase Plan

On May 10, 2007, the EHI Board of Directors authorized the payment of a cash dividend in the amount of $0.06 per share of common stock to the stockholders of record as of May 24, 2007. The dividend, estimated to be $3.2 million, will be paid on June 14, 2007.

Additionally, on May 10, 2007, the EHI Board of Directors authorized a stock repurchase program (the Program). The Program authorizes the Company to use up to $75.0 million in assets for the discretionary repurchase of its common stock during the remainder of fiscal 2007 in accordance with applicable laws and regulations.

Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the Securities and Exchange Commission (SEC), including our 2006 Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 30, 2007.

The discussion under the heading ‘‘Risk Factors’’ in Part II, Item 1A of this quarterly report, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

Some of the statements in this Item 2 and elsewhere in this quarterly report may include forward-looking statements that reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance sector in general. Statements that include the words ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘believe,’’ ‘‘project,’’ ‘‘estimate,’’ ‘‘may,’’ ‘‘should,’’ ‘‘anticipate,’’ ‘‘will’’ and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	adequacy and accuracy of our pricing methodologies;

•	our dependence on a concentrated geographic area and on the workers’ compensation industry;

•	developments in the frequency or severity of claims and loss activity that our underwriting, reserving or investment practices do not anticipate based on historical experience or industry data;

•	changes in rating agency policies or practices;

•	negative developments in the workers’ compensation insurance industry;

•	increased competition on the basis of coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings and reputation;

•	changes in regulations or laws applicable to us, our policyholders or the agencies that sell our insurance;

•	changes in legal theories of liability under our insurance policies;

•	changes in general economic conditions, including interest rates, inflation and other factors;

•	effects of acts of war, terrorism or natural or man-made catastrophes;

•	non-receipt of expected payments, including reinsurance receivables;

•	performance of the financial markets and their effects on investment income and the fair values of investments;

•	possible failure of our information technology or communication systems;

•	adverse state and federal judicial decisions;

•	litigation and government proceedings;

•	possible loss of the services of any of our executive officers or other key personnel;

•	cyclical nature of the insurance industry;

•	investigations into issues and practices in the insurance industry; and

•	changes in demand for our products.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical or anticipated results, depending on a number of factors. These risks and uncertainties include, but are not limited to, those listed under the heading ‘‘Risk Factors’’ in Part II, Item 1A of this report. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by these cautionary statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Before making an investment decision, you should carefully consider all of the factors identified in this report that could cause actual results to differ.

Overview

Employers Holdings, Inc. (EHI) is a holding company and the successor to EIG Mutual Holding Company (EIG), which was incorporated in Nevada in 2005. Our two wholly-owned insurance subsidiaries, Employers Insurance Company of Nevada (EICN) and Employers Compensation Insurance Company (ECIC), are domiciled in Nevada and California, respectively. Unless otherwise indicated, all references to ‘‘Employers,’’ ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘the Company’’ or similar terms refer to EHI, together with its subsidiaries.

We are a specialty provider of workers’ compensation insurance focused on select small businesses engaged in low to medium hazard industries. Workers’ compensation is a statutory system under which an employer is required to provide coverage for its employees’ medical, disability, vocational rehabilitation and death benefit costs for work-related injuries or illnesses. Our business has historically targeted businesses located in selected states, primarily California and Nevada. We distribute our products almost exclusively through independent agents and brokers and our strategic distribution partners. We operate in a single reportable segment and have three strategic business units overseeing 13 territorial offices serving 11 states in which we are currently doing business.

    Revenues

We derive our revenues primarily from the following:

Net Premiums Earned.    Our net premiums earned have historically been generated primarily in California and Nevada. In California, we have reduced our premium rates by 60.5% from September 2003 through January 1, 2007, including a decline of 35.2% since January 1, 2006. This compares with the recommendation of the California Workers’ Compensation Insurance Rating Bureau (WCIRB) of a 35.9% rate decline since January 1, 2006. Rates in Nevada over the same period have declined by 11.4%. In Nevada, rate levels have increased recently as a result of a decision of the Nevada Commissioner of Insurance to increase rates beginning March 1, 2007 by 3.4%. We adopted the 3.4% rate increase for policies incepting on or after March 1, 2007.

On March 30, 2007, the WCIRB, an industry-backed private organization that provides statistical analysis, submitted a filing with the California Insurance Commissioner recommending an 11.3% decrease in advisory pure premium rates on new and renewal policies incepting on or after July 1, 2007. The filing was based on an analysis of loss experience valued as of December 31, 2006. The rate is advisory only and requires approval by the California Insurance Commissioner. A public hearing on the matters contained in the WCIRB’s filing was held on May 3, 2007 by the California Insurance Commissioner, who has not issued his ruling. If the advisory rate reduction is approved, we may choose whether or not to adopt the new rates.

Our premium rate filings will be based on our own data and research about loss cost trends and consideration of any modification to the workers’ compensation system, and our goal of achieving a combined ratio under 100%.

Our business continues to target insureds located in selected states, primarily California and Nevada. The following table sets forth our direct premiums written by state and as a percentage of total direct premiums written for the three months ended March 31, 2007 and 2006:

States	2007	Percentage of Total	2006	Percentage of Total
	(in thousands, except percentages)
California	$62,874	66.4%	$77,499	67.7%
Nevada	23,477	24.8	30,834	27.0
Colorado	3,136	3.3	3,107	2.7
Utah	1,878	2.0	1,487	1.3
Idaho	1,493	1.6	998	0.9
Montana	1,004	1.1	435	0.4
Other	742	0.8	21	—
Total	$94,604	100.0%	$114,381	100.0%

During the first quarter of 2007 we wrote 66.4% and 24.8% of our direct premiums written in California and Nevada, respectively. We currently are conducting business in nine other states (Arizona, Colorado, Florida, Idaho, Illinois, Montana, Oregon, Texas and Utah) and are licensed to write business in six additional states (Georgia, Maryland, Massachusetts, New Mexico, New York, and Pennsylvania). We commenced conducting business in Oregon in April 2007 and in Florida in May of 2007. We market and sell our workers’ compensation insurance products through independent agents and brokers, and through strategic distribution partners. During the first quarter of 2007, we wrote $25.7 million, or 27.1%, of our gross premiums written through strategic distribution partners.

The number of policies in force, at the specified dates, was as follows:

States	March 31, 2007	December 31, 2006	March 31, 2006
California	22,615	21,359	19,546
Nevada	6,306	6,523	6,810
Other	2,001	1,860	1,578
Total	30,922	29,742	27,934

During the three months ended March 31, 2007, we experienced an increase of 1,180 policies, or 4.0%, over the total number of policies in force at December 31, 2006. For the same three month period, policies in California increased by 1,256, or 5.9%, and policies in states other than California and Nevada increased by 141, or 7.6%, which was offset by a decline in policies in Nevada of 217, or 3.3%.

During the 12 months ended March 31, 2007, we experienced an increase of 2,988 policies, or 10.7%, over the total number of policies in force at March 31, 2006. For the same 12 month period, policies in California increased by 3,069, or 15.7%, and policies in states other than California and Nevada increased by 423, or 26.8%, which was offset by a decline in policies in Nevada of 504, or 7.4%.

The decline in policies in Nevada occurred as a result of adherence to our underwriting guidelines which are designed to minimize the underwriting of classes of business that do not meet our target risk profiles and due to competitive pressures. The policy growth in California was insufficient to offset the decline in premium we experienced principally due to declining rate levels.

Overall, we expect to see declining total premium in 2007, with policy growth reducing, but not offsetting, the decline in total premiums written in California and Nevada. It is uncertain how these trends will impact our profitability.

    Expenses

Our expenses consist of the following:

Losses and Loss Adjustment Expense (LAE).    Losses and LAE represent our largest expense item and include claim payments made, estimates for future claim payments and changes in those estimates for current and prior periods and costs associated with investigating, defending and adjusting claims. The quality of our financial reporting depends in large part on accurately predicting our losses and LAE, which are inherently uncertain as they are estimates of the ultimate cost of individual claims based on actuarial estimation techniques. In states other than Nevada, we have a short operating history and must rely on a combination of industry experience and our specific experience to establish our best estimate of losses and LAE reserves. The interpretation of historical data can be impacted by external forces, principally legislative changes, economic fluctuations and legal trends. In recent years, we experienced lower losses and LAE in California than we anticipated due to factors such as regulatory reform designed to reduce loss costs in that market and inflation.

Commission Expense.    Commission expense includes commissions to our agents and brokers for the premiums that they produce for us, and is net of contingent commission income related to the LPT Agreement. Commissions paid to our agents and brokers and fronting fees paid to other insurers are deferred and amortized to commission expense in our statements of income as the premiums generating these commissions and fees are earned.

Underwriting and Other Operating Expense.    Underwriting and other operating expense includes the costs to acquire and maintain an insurance policy (excluding commissions) consisting of premium taxes and certain other general expenses that vary with, and are primarily related to, producing new or renewal business. These acquisition costs are deferred and amortized to underwriting and other operating expense in the statement of income as the related premiums are earned. Other underwriting expenses consist of policyholder dividends and general administrative expenses such as salaries, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, and boards, bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans and experience data. Our underwriting and other operating expense is a reflection of our operational efficiency in producing, underwriting and administering our business. We expect that our efficiency will continue to improve with the full implementation of our cost-effective and highly automated underwriting software program, E ACCESSSM, that allows for electronic submission and review of insurance applications, while employing our underwriting standards and guidelines. However, the cost savings realized through such efficiencies may be offset, in whole or in part, by the potentially significant costs that we may incur in connection with the reporting and internal control requirements to which we are subject by federal securities laws and the New York Stock Exchange as a result of being a public company. Additionally, in 2006 and early 2007, the Company incurred costs related to the conversion of $10.9 million, of which $10.0 million was incurred for the year ended December 31, 2006 and $0.9 million was incurred for the period of January 1 through February 5, 2007. The conversion costs are a non-recurring expense.

Results of Operations

The following table summarizes our consolidated financial results for the three months ended March 31, 2007 and March 31, 2006:

	2007	2006	Increase (Decrease) 2007 Over 2006	Percentage Increase (Decrease) 2007 Over 2006
	(in thousands, except for percentages)
Selected Financial Data:
Gross premiums written	$96,450	$117,130	$(20,680)	(17.7)%
Net premiums written	93,211	113,417	(20,206)	(17.8)
Net premiums earned	$89,792	$103,270	$(13,478)	(13.1)%
Net investment income	20,835	15,701	5,134	32.7
Realized gains (losses) on
investments, net	190	(232)	422	n/a
Other income	1,140	1,191	(51)	(4.3)
Total revenues	111,957	119,930	(7,973)	(6.6)
Losses and LAE	41,667	66,190	(24,523)	(37.0)
Commission expense	11,721	12,332	(611)	(5.0)
Underwriting and other operating
expense	23,300	19,268	4,032	20.9
Income taxes	7,403	4,031	3,372	83.7
Total expenses	84,091	101,821	(17,730)	(17.4)
Net income	$27,866	$18,109	$9,757	53.9%
Selected Operating Data:
Combined ratio(1)	85.4%	94.7%	(9.3)	n/a
Net income before impact of LPT Agreement(3)	$23,279	$13,360	$9,919	74.2%

(1)	The combined ratio is calculated by dividing the sum of losses and LAE, commission, underwriting and other operating expenses by net premiums earned.
(2)	We define net income before impact of LPT Agreement as net income less (i) amortization of deferred reinsurance gain—LPT Agreement and (ii) adjustments to LPT Agreement ceded reserves. Deferred reinsurance gain—LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of LPT Agreement is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to net income before income taxes and net income or any other measure of performance derived in accordance with GAAP.

We present net income before impact of LPT Agreement because we believe that it is an important supplemental measure of operating performance to be used by analysts, investors and other interested parties in evaluating us. The LPT Agreement was a non-recurring transaction which does not result in ongoing cash benefits, and, consequently, we believe this presentation is useful in providing a meaningful understanding of our operating performance. In addition, we believe this non-GAAP measure, as we have defined it, is helpful to our management in identifying trends in our performance because the excluded item has limited significance in our current and ongoing operations.

The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the three months ended March 31:

	2007	2006
	(in thousands)
Net income	$27,866	$18,109
Less: Impact of LPT Agreement:
Amortization of deferred reinsurance gain–LPT Agreement	4,587	4,749
Adjustment to LPT Agreement ceded reserves(a)	—	—
Net income before impact of LPT Agreement	$23,279	$13,360

(a)	Any adjustment to the estimated direct reserves ceded under the LPT Agreement is reflected in losses and LAE for the period during which the adjustment is determined, with a corresponding increase or decrease in net income in the period. There is a corresponding change to the reinsurance recoverables on unpaid losses as well as the deferred reinsurance gain. A cumulative adjustment to the amortization of the deferred gain is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. See Note 5 in the notes to our consolidated financial statements which are included elsewhere in this report.

Gross Premiums Written.    Gross premiums written decreased $20.7 million, or 17.7%, to $96.5 million for the three months ended March 31, 2007 from $117.1 million for the quarter ended March 31, 2006. Compared to the first quarter of 2006, rates in effect during the first quarter of 2007 were 29.6% lower in California due to rate decreases in April 2006 of 10.5%, July 2006 of 12.7% and January 2007 of 9.9%. The average in force policy premium at March 31, 2007 decreased to $11,091, or 20.5%, from $13,953 at March 31, 2006. The impact of such rate reductions was partially offset by an increase of 2,988 in the number of in force policies to 30,922 at March 31, 2007, as compared to 27,934 at March 31, 2006. The in force policy count increase was primarily attributable to changes in our California market. The number of in force policies in California increased 15.7%, or 3,069, of which 36.7% was from activity with our strategic distribution partners.

Net Premiums Written.    Net premiums written decreased $20.2 million, or 17.8%, to $93.2 million for the three months ended March 31, 2007 from $113.4 million for the three months ended March 31, 2006. The decrease was primarily attributable to a $20.7 million decrease in gross premiums written. This decrease was partially offset by a reduction in ceded premiums. Ceded premiums for the three months ended March 31, 2007 totaled $3.2 million, or 3.3%, of gross premiums written as compared to $3.7 million, or 3.2%, of gross premiums written for the three months ended March 31, 2006. The decrease in ceded premiums was due to favorable market trends in reinsurance rates and an increase in the amount of risk we retained under our excess of loss reinsurance treaty, which was effective for the 12 months beginning July 1, 2006.

Net Premiums Earned.    Net premiums earned decreased $13.5 million, or 13.1%, to $89.8 million for the three months ended March 31, 2007 from $103.3 million for the three months ended March 31, 2006. The decrease in net premiums earned was primarily the result of the decrease in net premiums written for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Net Investment Income.    Net investment income increased $5.1 million, or 32.7%, to $20.8 million for the three months ended March 31, 2007 from $15.7 million for the three months ended March 31, 2006. The change was attributable to three factors: (i) an increase in fixed maturity securities resulting from the reallocation of the Company’s investment portfolio in the fourth quarter of 2006, (ii) an increase in our portfolio yield and (iii) income from the net proceeds from the sale of shares of common stock in EHI’s IPO. In the fourth quarter of 2006, the Company sold $169.2 million of equity securities and reinvested the proceeds in fixed maturity securities. This reallocation increased the percentage of fixed maturity securities to 94% from 85% of our investment portfolio. The yield on invested assets increased $3.0 million, or approximately 0.40 of a percentage point, to 5.30% for the three months ended March 31, 2007 as compared to 4.90% for the three months ended March 31, 2006. We received net proceeds of approximately $472.7 million as a result of the completion of EHI’s IPO on February 5, 2007. The proceeds were invested in an interest bearing account until the distribution to eligible members on March 9, 2007, generating additional investment income of $1.8 million for the three months ended March 31, 2007.

Realized Gains (Losses) on Investments.    There were no significant changes to realized gains and losses on investments quarter over quarter.

Other Income.    There were no significant changes to other income quarter over quarter.

Losses and LAE.    Losses and LAE decreased $24.5 million, or 37.0%, to $41.7 million for the quarter ended March 31, 2007 from $66.2 million for the three months ended March 31, 2006. Losses and LAE were 46.4% and 64.1% of net premiums earned for the three months ended March 31, 2007 and 2006, respectively. The decrease was due to a 5.9 percentage point downward adjustment in our current accident year loss estimate, from 74.8% for the three months ended March 31, 2006 to 68.9% for the three months ended March 31, 2007. The reduction in the losses and LAE ratio was due to the impact of the 2003 and 2004 regulatory reforms in California.

The table below reflects the losses and LAE reserve adjustments for the three months ended March 31:

	2007	2006
	(in millions)
Prior accident year favorable development, net	$15.6	$6.3
LPT reserve favorable change	—	—
LPT amortization of the deferred reinsurance gain	4.6	4.7

The favorable prior accident year reserve development totaled $15.6 million for the three months ended March 31, 2007 compared to $6.3 million for the three months ended March 31, 2006. There was no adjustment in either period to the direct reserves subject to the LPT Agreement. Losses and LAE include amortization of deferred reinsurance gain—LPT Agreement of $4.6 million and $4.7 million in the three months ended March 31, 2007 and 2006, respectively. Excluding the impact from the LPT Agreement, losses and LAE would have been $46.3 million and $70.9 million, or 51.5% and 68.7%, of net premiums earned for the three months ended March 31, 2007 and 2006, respectively.

Commission Expense.    Commission expense decreased $0.6 million, or 5.0%, to $11.7 million for the three months ended March 31, 2007 from $12.3 million for the three months ended March 31, 2006. Commission expense was 13.1% and 11.9% of net premiums earned for the three months ended March 31, 2007 and 2006, respectively. Commission expense decreased $1.7 million due to a decrease in net earned premium of $13.5 million. The decrease was offset by an increase to our commission rate on select policies in July 2006 in the amount of $1.1 million.

Underwriting and Other Operating Expense.    Underwriting and other operating expense increased $4.0 million, or 20.9%, to $23.3 million for the three months ended March 31, 2007 from $19.3 million for the three months ended March 31, 2006. The increase is due to a $1.3 million increase in salaries and benefits, a $1.7 million increase in technology maintenance and depreciation expense, a one-time charge of $0.9 million for conversion costs and a $0.4 million increase in consulting fees.

The increase in salaries and benefits of $1.3 million was due to the hiring of additional employees to support business needs and to meet the demands of being a public company. Technology maintenance and depreciation expense increased as a result of implementing E ACCESS, our new underwriting system, on July 1, 2006 and network expansion costs. The increase in professional fees was primarily due to one-time incurred expenses related to the conversion from a mutual holding company to a stock company. The remainder of the increase in professional fees was due to consulting fees for post-implementation work on E ACCESS.

Income Taxes.    Income taxes increased $3.4 million, or 83.7%, to $7.4 million for the three months ended March 31, 2007 from $4.0 million for the three months ended March 31, 2006. The increase in income taxes was due to a $13.1 million increase in pre-tax income quarter over quarter. The effective tax rate for the three months ended March 31, 2007 was 21.0% compared to 18.2% for the same period in 2006. The effective tax rate is primarily impacted by the level of tax exempt interest and dividends.

Net Income.    Net income increased $9.8 million, or 53.9%, to $27.9 million for the three months ended March 31, 2007 from $18.1 million for the three months ended March 31, 2006. The increase in net income was primarily due to the decrease of $24.5 million in our losses and LAE offset by a decrease of $13.5 million in net premiums earned.

Net income includes amortization of deferred reinsurance gain—LPT Agreement of $4.6 million and $4.7 million for the three months ended March 31, 2007 and 2006, respectively. Excluding the LPT Agreement items, net income would have been $23.3 million and $13.4 million for the three months ended March 31, 2007 and 2006, respectively.

Combined Ratio.    The combined ratio decreased 9.3 percentage points, to 85.4%, for the three months ended March 31, 2007 from 94.7% for the three months ended March 31, 2006. The change in combined ratio was primarily due to the decreased losses and LAE, which were partially offset by the reduction in net premiums earned.

Liquidity and Capital Resources

Parent Company.    The primary source of liquidity and capital resources for EHI is dividends received from the earnings of our insurance subsidiaries, EICN and ECIC, subject to regulatory restrictions. On April 25, 2007, the EICN Board of Directors authorized the payment of $55.0 million in extraordinary dividends, subject to the Order by the Nevada Division of Insurance (NDOI), to Employers Group, Inc. (EGI), the intermediate holding company and a subsidiary of EHI. On May 10, 2007, the EGI Board of Directors approved a dividend of $55.0 million to EHI, subject to the Order by the NDOI.

On May 10, 2007, the EHI Board of Directors declared the payment of a cash dividend of $0.06 per share to our common stockholders of record as of May 24, 2007, payable on June 14, 2007. The approximate amount of the dividend is $3.2 million. This is the first dividend declared since EHI completed its IPO on February 5, 2007. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon EHI’s subsidiaries’ payment of dividends and/or other statutorily permissible payments to EHI, results of operations and cash flows, financial position and capital requirements, general business conditions, any legal, tax, regulatory and contractual restrictions on the payment of dividends and any other factors the EHI Board of Directors deems relevant. There can be no assurance that EHI will declare and pay additional dividends.

On May 10, 2007, the EHI Board of Directors also authorized a stock repurchase program of up to $75.0 million of EHI’s stock. EHI expects the shares to be purchased from time to time at prevailing market prices during the remainder of fiscal 2007 in open market or private transactions, in accordance with applicable laws and regulations, and subject to market conditions and other factors. The repurchases may be commenced or suspended from time to time without prior notice. There can be no assurance that EHI will undertake any repurchase of its common stock pursuant to the program. To date, there have been no repurchases of common stock by the company.

Operating Subsidiaries.     The primary sources of cash for EICN and ECIC, our insurance operating subsidiaries, are funds generated from underwriting operations, investment income and proceeds from sales and maturities of investments. We monitor cash flows at both the consolidated and subsidiary levels. Cash provided from these sources has historically been used primarily for claims and claims adjustment expense payments and operating expenses.

Our net cash flows are generally invested in marketable securities. We closely monitor the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available for the payment of claims. Because our investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations or rebalance asset portfolios. At March 31, 2007, 94% of our investment portfolio consisted of fixed maturity and short-term investments and 6% consisted of equity securities.

Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners (NAIC) has a risk-based capital (RBC) standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. Nevada and California have adopted laws substantially similar to the NAIC’s RBC standards. As of December 31, 2006, the last date that we were required to update the annual RBC calculation, both EICN and ECIC had total adjusted statutory surplus in excess of the prescribed RBC requirements that correspond to any level of regulatory action.

We believe that our liquidity needs through 2008, including payment of dividends and stock repurchases arising in the ordinary course of business at both the parent holding company and insurance subsidiary levels, will be met from all of the above sources. We are not currently planning to make significant capital expenditures in 2007 or 2008, and we do not believe we require additional surplus to support our near-term business strategy.

On April 25, 2007, the Board of Directors of EICN authorized the payment of $55.0 million in extraordinary dividends, subject to the Order by the NDOI, to Employers Group, Inc. (EGI), the intermediate holding company and a subsidiary of EHI.

    Cash Flows

We monitor cash flows at both the consolidated and subsidiary levels and project future cash needs using trend and variance analyses.

The table below shows our net cash flows for the three months ended March 31:

	2007	2006
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$18,032	$49,591
Investing activities	(55,451)	(59,946)
Financing activities	23,914	—
Decrease in cash and cash equivalents	$(13,505)	$(10,355)

Our consolidated net cash provided by operating activities for the three months ended March 31, 2007, was $18.0 million, compared to cash flow from operations of $49.6 million for the same period in 2006. The decrease in net cash from operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was due to a decrease in premiums received, an increase in income taxes paid and increased underwriting expenses. Underwriting expenses paid increased $7.1 million to $46.6 million from $39.5 million for three months ended March 31, 2007 and March 31, 2006, respectively. The underwriting expenses paid were for additional headcount, technology consulting and maintenance combined with the conversion expenses. Premiums received decreased $14.5 million to $98.3 million for the three months ended March 31, 2007 as compared to $112.8 million for the three months ended March 31, 2006. Income taxes paid increased $11.3 million to $14.4 million for the three months ended March 31, 2007 as compared to $3.1 million for the three months ended March 31, 2006.

Investing activities resulted in net cash used of $55.5 million and $59.9 million for the three months ended March 31, 2007 and 2006, respectively. The decreased investment activities are largely a result of a decrease in operating activities substantially offset by cash available from the financing or IPO activities.

For the three months ended March 31, 2007, financing activities provided cash of $23.9 million. There were no cash financing activities during the three months ended March 31, 2006. As described below, the majority of cash provided by financing activities resulted from our IPO and conversion.

EHI completed its IPO and conversion from a mutual insurance company to a stock company on February 5, 2007 with the sale of 30,762,500 shares of common stock at $17.00 per share.

The cash proceeds from the IPO were approximately $472.7 million, after deducting approximately $34.0 million in underwriting discounts and commissions and approximately $16.3 million in other expenses related to the IPO and the conversion. We used approximately $11.7 million of our net proceeds for required mandatory cash distributions to our eligible members and approximately $451.3 million was distributed to eligible members electing to receive cash in the conversion. We retained approximately $9.7 million of net proceeds from the IPO, which may be used for working capital, payment of future dividends on our common stock, repurchases of shares of common stock and other general corporate purposes. The entire amount of these retained proceeds must be expended before EICN may pay any amount of the $55.0 million extraordinary dividend approved by the NDOI to EHI. As of March 31, 2007, $0.9 million of the remaining proceeds have been used for general corporate purposes. We intend to use approximately $3.2 million of the net proceeds to fund EHI’s first dividend to stockholders of record as of May 24, 2007, payable on June 14, 2007.

    Investments

We derive investment income from our invested assets. We invest our insurance subsidiaries’ total statutory surplus and funds to support our loss reserves and our unearned premiums. As of March 31, 2007, the amortized cost of our investment portfolio was $1.72 billion and the fair value of the portfolio was $1.77 billion.

We employ an investment strategy that emphasizes asset quality and the matching of maturities of fixed maturity securities against anticipated claim payments and expenditures or other liabilities. Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate maturity dates to balance against anticipated future claim payments.

At March 31, 2007, our investment portfolio was made up almost entirely of investment grade fixed maturity securities whose fair values may fluctuate due to the latest interest rate changes. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. As of March 31, 2007, our investments (excluding cash and cash equivalents) had a duration of 5.73. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We strive to limit credit risk by investing in a fixed maturity securities portfolio that is heavily weighted toward short-term to intermediate-term investment grade securities rated ‘‘A’’ or better. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be ‘‘AA.’’ As of March 31, 2007, our fixed maturity securities portfolio had an average quality of ‘‘AA+,’’ with approximately 91.7% of the carrying value of our investment portfolio rated ‘‘AA’’ or better.

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

Our overall investment philosophy is to maximize total investment returns within the constraints of prudent portfolio risk. We employ Conning Asset Management (Conning) to act as our independent investment advisor. Conning follows our written investment guidelines based upon strategies approved by the EHI Board of Directors. In addition to the construction and management of the portfolio, we utilize the investment advisory services of Conning. These services include investment accounting and company modeling using Dynamic Financial Analysis.

We regularly monitor our portfolio to preserve principal values whenever possible. All securities in an unrealized loss position are reviewed to determine whether the impairment is other-than-temporary. Factors considered in determining whether a decline is considered to be other-than-temporary include the length of time and the extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and our ability and intent to hold the security until its expected recovery or maturity.

The following table shows the fair values of various categories of invested assets, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent yield based on the fair value of each category of invested assets as of March 31, 2007:

Category	Fair Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasury securities	$130,220	7.4%	4.31
U.S. Agency securities	142,883	8.1	5.05
Corporate securities	206,626	11.7	5.29
Tax-exempt municipal securities	901,245	50.9	5.70
Mortgage-backed securities	204,741	11.6	5.42
Commercial mortgage-backed securities	51,953	2.9	5.14
Asset-backed securities	28,896	1.6	4.75
Equities	102,004	5.8	2.31
Total	$1,768,568	100.0%
Weighted average yield			5.30

We regularly assess individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values. For the three months ended March 31, 2007, we recognized an impairment of $.04 million in the fair value of one of the equity holdings in our investment portfolio. The impairment was recognized as a result of the severity and duration of the decline in market value of this security. We believe that we have appropriately identified other-than-temporary declines in the fair values of our remaining unrealized losses at March 31, 2007. We have the ability and intent to hold fixed maturity and equity securities with unrealized losses for a sufficient amount of time to allow them to recover their values or reach maturity.

Based on a review of the fixed maturity securities included in the tables set forth below, we determined that the unrealized losses were a result of the interest rate environment and not the credit quality of the issuers. Therefore, as of March 31, 2007 and December 31, 2006, none of the fixed maturity securities whose fair value was less than amortized cost were considered to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers and our intent and ability to hold the securities until fair value recovers above costs or maturity.

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

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of our investments at March 31, 2007 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. government	$271,870	$2,219	$(986)	$273,103
All other governments	3,630	—	(84)	3,546
States and political subdivisions	560,068	4,547	(3,226)	561,389
Special revenue	342,603	4,003	(1,425)	345,181
Public utilities	21,986	251	(121)	22,116
Industrial and miscellaneous	174,170	2,248	(779)	175,639
Mortgage-backed securities	286,784	1,161	(2,355)	285,590
Total fixed maturity investments	1,661,111	14,429	(8,976)	1,666,564
Short-term investments	—	—	—	—
Total fixed maturity and short-term
investments	1,661,111	14,429	(8,976)	1,666,564
Equity securities	63,205	39,792	(993)	102,004
Total investments	$1,724,316	$54,221	$(9,969)	$1,768,568

The amortized cost and estimated fair value of fixed maturity investments at March 31, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$42,670	$42,518
Due after one year through five years	393,305	392,419
Due after five years through ten years	398,736	400,095
Due after ten years	539,616	545,942
Mortgage-backed securities	286,784	285,590
Total	$1,661,111	$1,666,564

We are required by various state regulations to keep securities or letters of credit on deposit with the states in which we do business in a depository account. At March 31, 2007 and 2006, securities having a fair value of $506.3 million and $400.0 million, respectively, were on deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of securities held in trust at March 31, 2007 and 2006 was $5.6 million and $21.3 million, respectively.

Contractual Obligations and Commitments

The following table identifies our long-term debt and contractual obligations as of March 31, 2007:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$16,756	$3,327	$6,904	$4,572	$1,953
Purchased liabilities	3,683	1,361	1,751	571	—
Loss based assessments	161	—	161	—	—
Losses and LAE reserves(1)(2)	2,307,184	159,208	220,958	166,132	1,760,886
Total contractual obligations	$2,327,784	$163,896	$229,774	$171,275	$1,762,839

(1)	The losses and LAE reserves are presented gross of our reinsurance recoverables on unpaid losses, which are as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Reinsurance recoverables	$(1,089,255)	$(43,717)	$(84,527)	$(82,038)	$(878,973)

(2)	Estimated losses and LAE reserve payment patterns have been computed based on historical information. As a result, our calculation of losses and LAE reserve payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our reserving process, see ‘‘—Critical Accounting Policies.’’ Actual payments of losses and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of losses and LAE reserves vary from actual ultimate claims amounts as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

These unaudited interim consolidated financial statements include amounts based on informed estimates and judgments of management for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the following: (i) reserves for losses and loss adjustment expenses; (ii) reinsurance recoverables, (iii) recognition of premium income, (iv) deferred policy acquisition costs, (v) deferred income taxes and (vi) valuation of investments. These estimates and judgments require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. Our accounting policies are discussed under ‘‘Critical Accounting Policies’’ in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Form 10-K. Additional information regarding our accounting policy for reserves for loss and loss adjustment expenses and reinsurance recoverables follows.

    Reserves for Losses and Loss Adjustment Expenses

We are directly liable for losses and LAE under the terms of insurance policies our insurance subsidiaries underwrite. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. Our loss reserves are reflected in our balance sheets under the line item caption ‘‘unpaid losses and loss adjustment expenses.’’ As of March 31, 2007, our reserves for unpaid losses and LAE, net of reinsurance, were $1.22 billion.

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

Case reserves are estimates of future claim payments based upon periodic case-by-case evaluation and the judgment of our claims adjusting staff, as applied at the individual claim level. Our claims examiners determine these case reserves for reported claims on a claim-by-claim basis, based on the examiner’s judgment and experience and on our case reserving practices. We update and monitor our case reserves frequently as appropriate to reflect current information.

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

Our reserve for unpaid losses and loss adjustment expenses (gross and net), as well as the above-described main components of such reserves were as follows as of March 31:

	2007	2006
	(in thousands)
Case reserves	$746,827	$773,490
IBNR	1,264,925	1,312,604
LAE	295,432	291,917
Gross unpaid losses and LAE	2,307,184	2,378,011
Reinsurance recoverables on unpaid losses and LAE, gross	1,089,255	1,134,701
Net unpaid losses and LAE	$1,217,929	$1,243,310

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

We have retained an independent actuarial consulting firm to perform a comprehensive study of our losses and LAE liability semi-annually. The role of our consulting actuary as an advisor to the Company is to conduct sufficient analyses to produce a range of reasonable estimates, as well as a point estimate, of our unpaid losses and LAE liability, and to present those results to us. The consulting actuary also renders an opinion, as required by statutory financial reporting requirements, as to the reasonableness of our provision for unpaid losses and LAE.

For purposes of analyzing claim payment and emergence patterns and trends over time, we compile and aggregate our claims data by grouping the claims according to the year or quarter in which the claim occurred (‘‘accident year’’ or ‘‘accident quarter’’), since each such group of claims is at a different stage of progression toward the ultimate resolution and payment of those claims. The claims data is aggregated and compiled separately for different types of claims and/or claimant benefits. For our Nevada business, where a substantial detailed historical database is available to us, these separate groupings of benefit types include death, permanent total disability, permanent partial disability, temporary disability, medical care and vocational rehabilitation. Third party subrogation recoveries are separately analyzed and projected. For other states such as California, where a substantial and detailed history on our book of business is not available, and where industry data is in a generally more aggregated form, the analyses are conducted separately for medical care benefits, and for all disability and death (also called ‘‘indemnity’’) benefits combined.

The consulting actuary selects and applies a variety of generally accepted actuarial methods to our data. The methods applied vary somewhat according to the type of claim benefit being analyzed. The primary methods utilized in recent evaluations are: Paid Bornhuetter-Ferguson Method; Reported Bornhuetter-Ferguson Method; Paid Development Method; Reported Development Method; Frequency-Severity Method; and Initial Expected Loss Method. Each of the methods requires the selection and application of parameters and assumptions. The key parameters and assumptions are: the pattern with which our aggregate claims data will be paid or will emerge over time; claims cost inflation rates; and

trends in the frequency of claims, both overall and by severity of claim. Of these, we believe the most important are the pattern with which our aggregate claims data will be paid or emerge over time and claims cost inflation rates.

We, in addition to the consulting actuary, separately analyze LAE and estimate unpaid LAE. This analysis relies primarily on examining the relationship between the aggregate amount that has been spent on LAE historically, as compared with the dollar volume of claims activity for the corresponding historical calendar periods. Based on these historical relationships, and judgmental estimates of the extent to which claim management resources are focused more intensely on the initial handling of claims than on the ongoing management of claims, the consulting actuary selects a range of future LAE estimates that is a function of the projected future claim payment activity. The portion of unpaid LAE that will be recoverable from reinsurers is estimated based on the contractual reinsurance terms.

Based on the results of the analyses conducted, the stability of the historical data, and the characteristics of the various claims segments analyzed, the consulting actuary selects a range of estimated unpaid losses and LAE and a point estimate of unpaid losses and LAE, for presentation to us. The selected range is intended to represent the range in which it is most likely that the ultimate losses will fall. This range is narrower than the range of indications produced by the individual methods applied because it is not likely, although it is possible, that the high or low result will emerge for every state, benefit type and accident year. The consulting actuary’s point estimate of unpaid losses and LAE is based on a judgmental selection for each benefit type from within the range of results indicated by the different actuarial methods.

We formally establish loss reserves for financial statement purposes on a quarterly basis. In doing so, we make reference to the most current analyses of our consulting actuary (which are conducted at June 30 and December 31 each year), including a review of the assumptions and the results of the various actuarial methods used by the consulting actuary; we monitor our claim reporting and claim payment activity, and consider the claim frequency and claim severity trends indicated by the claim activity as well as any emerging claims environment or operational issues that may indicate changing trends; we monitor workers’ compensation industry trends as reported by industry rate bureaus, in the media, and other similar sources; we monitor our recoveries from reinsurance and from other third party sources; we monitor the expenses of managing claims; and we monitor the characteristics of the business we have written in the current quarter and prior quarters, including characteristics such as geographical location, type of business, size of accounts, historical claims experience, and pricing levels.

The case reserve component of our loss reserves is updated on an ongoing basis, in the normal course of claims examiners managing individual claims, and this component of our loss reserves at quarter-end is the sum of the case reserve as of quarter-end on each individual open claim.

We determine the IBNR and LAE components of our loss reserves by establishing a point in the range of the consulting actuary’s most recent analysis of unpaid losses and LAE, which may be at a prior quarter-end, with the selection of the point based our own view of recent and future claim emergence patterns, payment patterns, and trends, including: our view of the markets in which we are operating, including environmental conditions and changes in those markets; the characteristics of the business we have written in recent quarters; recent and pending recoveries from reinsurance; our view of trends in the future costs of managing claims; and other similar considerations as we view relevant.

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

The aggregate carried reserve calculated by us represents our best estimate of our outstanding unpaid losses and LAE. We believe that we should be conservative in our reserving practices due to the long tail nature of workers’ compensation claims payouts, the susceptibility of those future payments to unpredictable external forces such as medical cost inflation and other economic conditions, and the actual variability of loss reserve adequacy that we have observed in the workers’ compensation insurance industry.

The following table provides a reconciliation of the beginning and ending loss reserves on a GAAP basis:

	For the Three Months Ended March 31, 2007	For the Year Ended December 31, 2006
	(in thousands)
Beginning of the period	$2,307,755	$2,349,981
Reinsurance recoverable for incurred but unpaid
losses and LAE	1,098,103	1,141,500
Beginning balance, net of reinsurance	1,209,652	1,208,481
Incurred losses and LAE, net of reinsurance, related to:
Current period	61,872	256,257
Prior period	(15,618)	(107,129)
Total incurred losses and LAE, net of reinsurance	46,254	149,128
Losses and LAE payments, net of reinsurance, related to:
Current period	3,366	41,098
Prior period	34,611	106,859
Total losses and LAE payments, net of reinsurance	37,977	147,957
Balance, net of reinsurance	1,217,929	1,209,652
Reinsurance recoverable for incurred but unpaid
losses and LAE	1,089,255	1,098,103
Balance at end of period	$2,307,184	$2,307,755

Estimates of incurred losses and LAE attributable to insured events of prior years decreased due to continued favorable development in such prior accident years (actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated). The reduction in the liability for unpaid losses and LAE was $15.6 million for the quarter ended March 31, 2007.

The major sources of this favorable development have been: actual paid losses have been less than expected and recalibration of selected patterns of claims emergence and claim payment used in the projection of future loss payment.

We review our loss reserves each quarter and, as referenced earlier, our consulting actuary assists our review by performing an actuarial analysis and projection of unpaid losses and LAE twice each year. We may adjust our reserves based on the results of our reviews and these adjustments could be significant. If we change our estimates, these changes are reflected in our results of operations during the period in which they are made. Our actual claims and LAE experience and emergence in recent years has been more favorable than anticipated in prior evaluations, although our California LAE has been higher than initially anticipated. Our insurance subsidiaries have been operating in a period of dramatically changing environmental conditions in our major markets, entry into new markets, and operational changes. During periods characterized by such changes, at each evaluation, the consulting actuary and management must make judgments as to the relative weight to accord to long-term historical and recent company data, external data, evaluations of environmental changes, and other factors in selecting the methods to use in projecting ultimate losses and LAE, the parameters to incorporate in those methods, and the relative weights to accord to the different projection indications. Since the loss reserves are providing for claim payments that will emerge over many years, if our projections and loss reserves were established in a manner that reacted quickly to each new emerging trend in the data or in the environment, there would be a high likelihood that future adjustments, perhaps significant in magnitude, would be required to correct for trends that turned out not to be persistent. At each balance sheet evaluation, some losses and LAE projection methods have produced indications above the loss reserve selected by us, and some losses and LAE projection methods have produced indications lower than the loss reserve selected by us. At each evaluation, we have given weight to new data, recent indications, and evaluations of environmental conditions and changes that implicitly reflect our expectation as to the degree to which the future will resemble the most recent information and most recent changes, as compared with long-term claim payment, claim emergence, and claim cost inflation patterns. As patterns and trends recur consistently over a period of quarters or years, we give greater implicit weight to these recent patterns and trends in developing our future expectations. In our view, in establishing loss reserves at each historical balance sheet date, we have used prudent judgment in balancing long-term data and recent information.

It is likely that ultimate losses and LAE will differ from the loss reserves recorded in our March 31, 2007 balance sheet. Actual losses and LAE payments could be greater or less than our projections, perhaps significantly. The following paragraphs discuss several potential sources of such deviations, and illustrate their potential magnitudes.

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

Furthermore, the methodologies we currently employ in evaluating our losses and LAE liability do not allow us to quantify the sensitivity of our losses and LAE reserves to reasonably likely changes in the underlying key assumptions. We will refine our methodologies to provide for such capability in the future.

    Reinsurance Recoverables

Under the LPT Agreement, $1.525 billion in liabilities for incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995 was ceded for consideration of $775.0 million in cash. As of March 31, 2007 and December 31, 2006, the estimated remaining liabilities subject to the LPT Agreement were approximately $1.0 billion. Losses and LAE paid with respect to the LPT Agreement totaled approximately $375.0 million and $364.5 million at March 31, 2007 and December 31, 2006, respectively.

We account for the LPT Agreement in accordance with SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Term and Long-Duration Contracts, and as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain was recorded as a liability in our consolidated balance sheet. This gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. In addition, we are entitled to receive a contingent commission under the LPT Agreement. The contingent commission is estimated based on both actual results to date and projections of expected ultimate losses under the LPT Agreement. Increases and decreases in the estimated contingent commission are reflected in our commission expense in the year that the estimate is revised.

    New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which provides a common definition of fair value and establishes a framework to make the measurement of fair value more consistent and comparable. SFAS No. 157 also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. The Company will adopt SFAS No. 157 on January 1, 2008 and is currently evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 159). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply to provision of FASB Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. The Company has not experienced any material changes since December 31, 2006.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC.

There have not been any changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

On April 4, 2007, the Company received notice from the Second Judicial District Court of the State of Nevada of the entry of an order (Order) dismissing with prejudice the previously disclosed qui tam action captioned State of Nevada, ex. rel., David Otto v. Employers Insurance Company of Nevada et al., pending against EICN. Both the plaintiff and EICN consented to the dismissal, which fully and finally resolved the litigation between the parties. The Order was effective immediately and is not subject to appeal. The Company did not make any settlement payments to the plaintiff in connection with the entry of the Order.

From time to time, the Company is involved in pending and threatened litigation in the normal course of business in which claims for monetary damages are asserted. In the opinion of management, the ultimate liability, if any, arising from such pending or threatened litigation is not expected to have a material effect on our results of operations, liquidity or financial position.

Item 1A.    Risk Factors

We have disclosed in our 2006 Annual Report on Form 10-K the most significant factors that can impact year-to-year comparisons and may affect the future performance of the Company’s business. On a quarterly basis, we review these risks and update the risk factor, as appropriate. As of the date of this report, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for fiscal 2006, except for the following risk factor which has been updated to reflect developments that occurred during the quarter ended March 31, 2007.

State insurance regulations in California and other states where we operate have caused and may continue to cause downward pressure on the premiums we charge.

The passage of any form of rate regulation in California could impair our ability to operate profitably in California, and any such impairment could have a material adverse effect on our financial condition and results of operations. On March 30, 2007, the Workers’ Compensation Insurance Rating Bureau (WCIRB), an industry-backed private organization that provides statistical analysis, submitted a filing with the California Insurance Commissioner recommending an 11.3% decrease in advisory pure premium rates on new and renewal policies effective July 1, 2007. The filing was based on an analysis of loss experience valued as of December 31, 2006 and was made in response to continued reductions in workers’ compensation claim costs in California as a result of reform legislation enacted primarily in 2003 and 2004. The rate is advisory only and requires approval by the California Insurance Commissioner. A public hearing on the matters contained in the WCIRB’s filing was held on May 3, 2007. If the advisory rate reduction is approved, insurance companies may choose whether or not to adopt the new rates.

At this time, we are unable to predict the impact that the proposed rate reduction, if approved and adopted by us, might have on our future financial position and results of operations. Our California premium rate decisions will be based on our own data and research about loss costs trends and consideration of any modification to the workers’ compensation system, and our goal of achieving a combined ratio under 100%. Our California rates continue to be based upon our actuarial analysis of current and anticipated cost trends.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Initial Public Offering

EHI completed its IPO and conversion from a mutual company on February 5, 2007 with the sale of 30,762,500 shares of common stock at $17.00 per share. The shares were registered under the Securities Act of 1933 under a Registration Statement on Form S-1 (Registration No. 333-139092) that was declared effective by the SEC on January 30, 2007. We retained approximately $9.7 million of net proceeds from the offering, which may be used for working capital, payment of future dividends on common stock, repurchases of shares of common stock and/or other general corporate purposes, other than to increase executive compensation. As of March 31, 2007, $0.9 million of the remaining proceeds have been used for general corporate purposes. We intend to use approximately $3.2 million of the net proceeds to fund EHI’s first dividend to stockholders of record as of May 24, 2007, payable on June 14, 2007.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Employers Holdings, Inc.		10-K	3.1	March 30, 2007
3.2	Amended and Restated By-laws of Employers Holdings, Inc.		10-K	3.2	March 30, 2007
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of William E. Yocke Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of William E. Yocke Pursuant to Section 906	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	May 14, 2007	By:	/s/ Douglas D. Dirks
			Name:	Douglas D. Dirks
			Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	May 14, 2007	By:	/s/ William E. Yocke
			Name:	William E. Yocke
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)