Form 10-Q
period 2007-06-30
Employers Holdings, Inc.
filed 2007-08-14
CIK 1379041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of August 10, 2007, there were 51,909,637 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of June 30, 2007	As of December 31, 2006
	(unaudited)
Assets
Available for Sale:
Fixed maturity investments at fair value (amortized cost $1,611,836 at June 30, 2007 and $1,599,321 at December 31, 2006)	$1,587,281	$1,605,395
Equity securities at fair value (cost $62,364 at June 30, 2007 and $63,478 at December 31, 2006)	107,959	102,289
Short-term investments (at cost or amortized cost, which approximates fair value)	—	7,989
Total investments	1,695,240	1,715,673
Cash and cash equivalents	149,274	79,984
Accrued investment income	19,133	18,431
Premiums receivable, less bad debt allowance of $7,766 at June 30, 2007 and $6,911 at December 31, 2006	47,537	51,311
Reinsurance recoverable for:
Paid losses	10,761	11,073
Unpaid losses, less allowance of $1,276 at each period	1,080,682	1,096,827
Funds held by or deposited with reinsureds	99,290	102,955
Deferred policy acquisition costs	15,181	13,767
Deferred income taxes, net	77,783	73,849
Property and equipment, net	15,621	15,598
Other assets	10,685	16,257
Total assets	$3,221,187	$3,195,725
Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,294,252	$2,307,755
Unearned premiums	73,474	73,255
Policyholders’ dividends accrued	304	506
Total claims and policy liabilities	2,368,030	2,381,516
Commissions and premium taxes payable	8,525	6,776
Federal income taxes payable	14,610	24,262
Accounts payable and accrued expenses	20,051	22,178
Deferred reinsurance gain – LPT Agreement	433,899	443,036
Other liabilities	14,484	14,180
Total liabilities	2,859,599	2,891,948

See accompanying unaudited notes to consolidated financial statements.

EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of June 30, 2007	As of December 31, 2006
	(unaudited)
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,527,907 and 0 shares issued and 53,392,191 and 0 shares outstanding at June 30, 2007 and December 31, 2006, respectively	535	—
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	301,348	—
Retained earnings	48,956	274,602
Accumulated other comprehensive income, net	13,636	29,175
Treasury stock, at cost (135,716 shares at June 30, 2007 and 0 shares at December 31, 2006)	(2,887)	—
Total stockholders’ equity	361,588	303,777
Total liabilities and stockholders’ equity	$3,221,187	$3,195,725

See accompanying unaudited notes to consolidated financial statements.

EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(unaudited)
Revenues
Net premiums earned	$84,117	$100,877	$173,909	$204,147
Net investment income	19,305	16,777	40,140	32,478
Realized (losses) gains on investments, net	(658)	3,134	(468)	2,902
Other income	1,046	1,052	2,186	2,243
Total revenues	103,810	121,840	215,767	241,770
Expenses
Losses and loss adjustment expenses	28,802	64,308	70,469	130,498
Commission expense	11,665	12,552	23,386	24,884
Underwriting and other operating expense	22,752	17,246	46,052	36,514
Total expenses	63,219	94,106	139,907	191,896
Net income before income taxes	40,591	27,734	75,860	49,874
Income taxes	9,818	6,347	17,221	10,378
Net income	$30,773	$21,387	$58,639	$39,496
Net income after date of conversion (Note 2)			$52,168

Earnings per common share for the periods (Note 9):

	For the three months ended June 30, 2007	For the period February 5 through June 30, 2007
Basic and diluted	$0.58	$0.97

		Pro forma for the three months ended June 30, 2006	Pro forma for the six months ended June 30,
			2007	2006
Basic and diluted		$0.43	$1.11	$0.79
Cash dividends declared per common share (Note 7):	$0.06	$—	$0.06	$—

See accompanying unaudited notes to consolidated financial statements.

EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Treasury stock, at cost	Total Stockholders’ equity
	Shares	Amount
Balance, January 1, 2006	—	$—	$—	$103,032	$41,575	$—	$144,607
Comprehensive income:
Net income for the period	—	—	—	39,496	—	—	39,496
Change in net unrealized gains on investments, net of taxes	—	—	—	—	(19,585)	—	(19,585)
Comprehensive income							19,911
Balance, June 30, 2006	—	$—	$—	$142,528	$21,990	$—	$164,518
Balance, January 1, 2007	—	$—	$—	$274,602	$29,175	$—	$303,777
Conversion transaction (Note 2)	22,765,407	227	(182,143)	(281,073)	—	—	(462,989)
Initial public offering transaction (Note 2)	30,762,500	308	483,285	—	—	—	483,593
Stock based compensation, net (Note 8)	—	—	206	—	—	—	206
Acquisition of treasury stock (Note 7)	—	—	—	—	—	(2,887)	(2,887)
Dividend to common stockholders (Note 7)	—	—	—	(3,212)	—	—	(3,212)
Comprehensive income:
Net income before conversion	—	—	—	6,471	—	—	6,471
Net income after conversion	—	—	—	52,168	—	—	52,168
Net income for the period	—	—	—	58,639	—	—	58,639
Change in net unrealized gains on investments, net of taxes	—	—	—	—	(15,539)	—	(15,539)
Comprehensive income							43,100
Balance, June 30, 2007	53,527,907	$535	$301,348	$48,956	$13,636	$(2,887)	$361,588

See accompanying unaudited notes to consolidated financial statements.

EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2007	2006
	(unaudited)
Operating activities
Net income	$58,639	$39,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,892	1,478
Stock based compensation	206	—
Amortization of premium on investments, net	3,301	2,721
Allowance for doubtful accounts – premiums receivable	855	1,270
Deferred income tax expense (benefit)	4,372	(2,698)
Realized losses (gains) on investments, net	468	(2,902)
Change in operating assets and liabilities:
Accrued investment income	(702)	(1,819)
Premiums receivable	2,919	47
Reinsurance recoverable on paid and unpaid losses	16,457	13,598
Funds held by or deposited with reinsureds	3,665	6,871
Unpaid losses and loss adjustment expenses	(13,503)	53,620
Unearned premiums	219	2,861
Federal income taxes payable	(9,652)	(4,124)
Accounts payable, accrued expenses and other liabilities	(9,703)	(1,864)
Deferred reinsurance gain – LPT Agreement	(9,137)	(9,642)
Other	1,778	(14,755)
Net cash provided by operating activities	53,074	84,158
Investing activities
Purchase of fixed maturities	(135,033)	(280,692)
Purchase of equity securities	(833)	(8,161)
Proceeds from sale of fixed maturities	114,572	139,592
Proceeds from sale of equity securities	1,906	10,717
Proceeds from maturities and redemptions of investments	20,049	48,900
Capital expenditures and other, net	(2,915)	(2,914)
Net cash used in investing activities	(2,254)	(92,558)
Financing activities
Issuance of common stock, net	486,783	—
Cash paid to eligible policyholders under plan of conversion	(462,989)	—
Acquisition of treasury stock	(2,112)	—
Dividend paid to stockholders	(3,212)	—
Net cash provided by financing activities	18,470	—
Net increase (decrease) in cash and cash equivalents	69,290	(8,400)
Cash and cash equivalents at the beginning of the period	79,984	61,083
Cash and cash equivalents at the end of the period	$149,274	$52,683
Schedule of noncash transactions
Stock issued in exchange for membership interest	$281,073	$—

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

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s 2006 Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2006, filed with the Securities and Exchange Commission (SEC) on March 30, 2007, and should be read together with the Annual Report.

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

Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are the estimate of unpaid losses and loss adjustment expenses (LAE), evaluation of reinsurance recoverables, recognition of premium revenue, deferred policy acquisition costs, deferred income taxes and the valuation of investments.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which provides a common definition of fair value and establishes a framework to make the measurement of fair value more consistent and comparable. SFAS No. 157 also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. The Company will adopt SFAS No. 157 on January 1, 2008, and is currently evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, Accounting for Certain

Investments in Debt and Equity Securities (SFAS No. 159). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (1) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply FASB Statement No. 157, Fair Value Measurements. The Company did not make such an election. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

2.    Conversion and Initial Public Offering

Effective February 5, 2007, under the terms of a plan of conversion, EIG converted from a mutual insurance holding company to a stock company. All membership interests in EIG were extinguished on that date and eligible members of EIG received, in aggregate, 22,765,407 shares of EHI’s common stock and $463.0 million of cash.

In addition, effective February 5, 2007, EHI completed an Initial Public Offering (IPO) in which it issued 30,762,500 shares of its common stock at a price of $17.00 per share. The cash proceeds of the IPO, after underwriting discounts and commission of $34.0 million and offering and conversion costs of $16.3 million, were $472.7 million, of which $9.7 million was retained by EHI and was used for working capital, payment of dividends on common stock, repurchase of shares of common stock and other general corporate purposes.

Upon completion of EHI’s IPO, the capitalized issuance costs related to the IPO of $5.4 million were netted against the IPO proceeds in additional paid-in capital in the accompanying consolidated balance sheets. The costs related to the conversion were $10.9 million, of which $0.9 million was incurred in the period from January 1, 2007 through February 5, 2007. Conversion expenses consisted primarily of printing and mailing costs and the aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants. These costs have no tax benefit and were expensed as incurred and are included in the underwriting and other operating expense in the accompanying consolidated statement of income for the six months ended June 30, 2007.

3.    Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No. 109 (FIN 48), effective January 1, 2007.

As of December 31, 2006, the Company had recorded, as a liability for tax contingencies, $14.9 million (including interest of $1.6 million). The adoption of FIN 48 did not result in any change in the amount of the unrecognized tax benefit. The Company elected to continue to record both interest and penalties related to any unrecognized tax benefits as a component of income tax expense.

During the six months ended June 30, 2007, the Company made no changes to the amount of the unrecognized tax benefit liability. It is reasonably possible that $5.1 million of the unrecognized tax benefit and related accrued interest will be recognized during the second half of fiscal 2007 as statutory periods expire.

Tax years 2003 through 2006 are subject to examination by the federal taxing authority. There are no income tax examinations currently in progress.

4.    Liability for Unpaid Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the liability for unpaid losses and LAE:

	Six months ended June 30,
	2007	2006
	(in thousands)
Beginning of the period	$2,307,755	$2,349,981
Reinsurance recoverable for incurred but unpaid losses and LAE	(1,098,103)	(1,141,500)
Beginning balance, net of reinsurance	1,209,652	1,208,481
Incurred losses and LAE, net of reinsurance related to:
Current period	115,624	152,967
Prior period	(36,018)	(12,827)
Total incurred losses and LAE, net of reinsurance	79,606	140,140
Losses and LAE payments, net of reinsurance, related to:
Current period	12,365	13,147
Prior period	64,599	59,269
Total losses and LAE payments, net of reinsurance	76,964	72,416
Balance, net of reinsurance, June 30	1,212,294	1,276,205
Reinsurance recoverable for incurred but unpaid losses and LAE	1,081,958	1,127,396
Balance, June 30	$2,294,252	$2,403,601

The above table excludes the impact of the amortization of the deferred gain—LPT Agreement and the reduction of the ceded reserves on the LPT Agreement (Note 5). The Company amortized $9.1 million and $9.6 million of the deferred gain for the six months ended June 30, 2007 and 2006, respectively, which are reflected in losses and LAE incurred in the consolidated statements of income.

Estimates of incurred losses and LAE attributable to insured events of prior periods decreased due to continued favorable development in losses for such prior accident years (actual losses paid and current projections of unpaid losses were less than the Company originally anticipated). The reduction in the liability for unpaid losses and LAE was $36.0 million and $12.8 million for the six months ended June 30, 2007 and 2006, respectively, which includes $20.4 million and $6.6 million in reductions during the three months ended June 30, 2007 and 2006, respectively.

The major sources of this favorable development are attributable to actual paid losses being less than expected and the continued recalibration of selected patterns of claims emergence and claim payment used in the projection of future loss payments in the Company’s California and Nevada business as more information becomes known.

5.    LPT Agreement

The Company is a party to a 100% quota share retroactive reinsurance agreement (LPT Agreement) under which $1.5 billion in liabilities for losses and LAE related to claims incurred prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The initial deferred gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method over the period the underlying reinsured claims are paid. The Company amortized $4.6 million and $9.1 million of the deferred gain for the three months and six months ended June 30, 2007, respectively, and $4.9 million and $9.6 million of the deferred gain for the three months and six months ended June 30, 2006, respectively. The adjustments to the deferred gain are recorded in losses and LAE incurred in the accompanying consolidated statements of income. The remaining deferred gain was $433.9 million and $443.0 million as of June 30, 2007 and December 31, 2006, respectively, which is included in the accompanying consolidated balance sheets as deferred reinsurance gain—LPT Agreement.

6.    Other Comprehensive Income

Comprehensive income encompasses all changes in equity (except those arising from transactions with stockholders) and includes net income and changes in net unrealized investment gains and losses on investment securities available for sale, net of taxes. The following table summarizes the components of accumulated other comprehensive income as of June 30:

	2007	2006
	(in thousands)
Net unrealized gain on investment, before taxes	$21,040	$33,831
Deferred tax expense	(7,404)	(11,841)
Total accumulated other comprehensive income, net of taxes	$13,636	$21,990

The following table summarizes the change in the components of total comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Unrealized losses arising during the period, before taxes	$(23,870)	$(18,577)	$(24,313)	$(27,229)
Less: income tax benefit	(8,315)	(6,501)	(8,470)	(9,530)
Unrealized losses arising during the period, net of taxes	(15,555)	(12,076)	(15,843)	(17,699)
Less: reclassification adjustment:
Realized (losses) gains realized in net income	(658)	3,134	(468)	2,902
Income tax (benefit) expense	(231)	1,097	(164)	1,016
Reclassification adjustment for realized gains (losses)	(427)	2,037	(304)	1,886
Other comprehensive loss	(15,128)	(14,113)	(15,539)	(19,585)
Net income	30,773	21,387	58,639	39,496
Total comprehensive income	$15,645	$7,274	$43,100	$19,911

7.    Stockholders’ Equity

Stock Repurchase Program

On May 10, 2007, the Company’s Board of Directors authorized a stock repurchase program (the Program). The Program authorizes the Company to use up to $75.0 million in assets for the discretionary repurchase of its common stock during the remainder of fiscal 2007, in accordance with applicable laws and regulations. As of June 30, 2007, the Program resulted in the purchase of 135,716 shares at a cost of $2.9 million which is included in the accompanying consolidated balance sheets as treasury stock, at cost.

Dividend

On May 10, 2007, the Company’s Board of Directors declared its first cash dividend of $0.06 per share of common stock to the stockholders of record as of May 24, 2007. The cash dividend totaled $3.2 million and was paid on June 14, 2007.

8.    Stock-Based Compensation

On October 3, 2006, the Company’s Board of Directors approved the Employers Holdings, Inc. Equity and Incentive Plan (the Plan), effective as of the close of the Company’s IPO. The Plan is administered by the Compensation Committee of the Board of Directors, which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants and independent contractors. The maximum number of common shares reserved for grants of awards under the Plan is 1,605,838 shares, or

3% of EHI’s outstanding common shares as of February 5, 2007. The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, stock- or cash-based performance awards and other stock-based awards.

As of June 30, 2007, nonqualified stock options have been granted, but no incentive stock options, stock appreciation rights, restricted stock, restricted stock units or stock- or cash-based performance awards have been granted under the Plan.

SFAS No. 123(R)—Share-Based Payment (SFAS 123(R)), was effective for the Company on January 1, 2006. During 2006, neither EHI nor its predecessor, EIG, had any outstanding shares of common stock and therefore no share-based payments were made. Under SFAS 123(R), share-based payments made to employees, including grants of employee stock options, must be recognized in the consolidated statements of income based on their fair values over the employees’ service period.

Nonqualified Stock Options

During the six month period ended June 30, 2007, EHI made ‘‘founders’ grants’’ to employees, excluding senior officers, in the form of 186,000 nonqualified stock options under the terms set forth in the Plan and the applicable grants. Full-time employees each received 300 options and part-time employees received 150 options. These options vest pro rata on each of the first three anniversaries of the effective date of EHI’s IPO. The options are subject to accelerated vesting in certain limited circumstances, such as: termination other than for cause, termination as a result of retirement, death or disability, and in connection with a change of control. The options expire seven years from the date of grant. The per share exercise price of these options is equal to the IPO price of $17.00 per common share.

The fair value of the stock options granted is estimated using Black-Scholes option pricing model that uses the assumptions noted in the following table. Due to EHI’s limited public history, EHI estimated the expected volatility of its common stock using daily historical volatility from selected peer companies within the property and casualty insurance sector. EHI believes that the historical volatility of this peer group is currently the best estimate of expected volatility of the market price of EHI’s common stock. The expected term of the options granted is calculated using the ‘plain-vanilla’ calculation provided in the guidance of the SEC’s Staff Accounting Bulletin No. 107. The dividend yield was calculated using amounts authorized by the Board of Directors. The risk-free interest rate is the yield on the grant date of the options of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the options.

The fair market value of the stock options was calculated using the following assumptions:

Expected volatility	32.7%
Expected life (in years)	4.5
Dividend yield	1.4%
Risk-free interest rate	4.8%

The weighted-average grant date fair value of options granted during the period ended June 30, 2007, was $5.22, and the Company will recognize the related stock-based compensation expense on a straight-line basis over the service period of three years.

Changes in outstanding stock options for the six months ended June 30, 2007 were as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
			(in years)
Options outstanding at January 1, 2007	—
Granted	186,000	$17.00	6.6
Exercised	—	—
Forfeited	(11,344)	17.00
Options outstanding at June 30, 2007	174,656	17.00	6.6
Exercisable at June 30, 2007	506	$17.00	0.8

For the three months and six months ended June 30, 2007, stock-based compensation costs of $66.0 thousand and $205.8 thousand, respectively, were recognized as a component of other underwriting expenses. For the three months and six months ended June 30, 2007, related income tax benefits of $23.1 thousand and $72.0 thousand, respectively, were recognized as components of income taxes in the consolidated statement of income. At June 30, 2007, the Company had yet to recognize $705.9 thousand in deferred compensation related to the founders’ grants and expects to recognize these costs over the next 2.6 years. There were no stock-based compensation costs incurred during the six months ended June 30, 2006.

9.    Earnings per share

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

The following table presents the net income and the weighted average shares outstanding used in the earnings per common share calculations were as follows:

	Three months ended June 30, 2007	February 5, 2007 through June 30, 2007
	(in thousands, except share and per share data)
Net income available to common shareholders – basic and diluted	$30,773	$52,168
Weighted average number of common shares outstanding – basic and diluted	53,500,722	53,510,963
Earnings per common share:
Basic and diluted	$0.58	$0.97

For the three months ended June 30, 2007, earnings per common share—basic and diluted—were calculated using the three months of net income for the period and the actual weighted shares outstanding. The Company’s outstanding options have been excluded in computing the diluted earnings per share for the three months ended June 30, 2007, because their inclusion would be anti-dilutive.

The earnings per common share—basic and diluted—for the period February 5, 2007, through June 30, 2007, was calculated using only the net income available to common stockholders for the period after the IPO, as shown on the consolidated statements of income, and the weighted average shares outstanding during the same period. The Company’s outstanding options have been excluded in computing the diluted earnings per share for the period February 5, 2007, through June 30, 2007, because their inclusion would be anti-dilutive.

The pro forma earnings per common share—basic and diluted—presented on the accompanying unaudited consolidated financial statements of income is intended to depict the impact of the conversion because neither EHI, nor its predecessor, EIG, had, prior to the conversion, any outstanding common shares. The following table presents the pro forma net income and weighted average shares outstanding used in the earnings per common share calculations were as follows:

	Pro forma for the three months ended June 30, 2006	Pro forma for the six months ended June 30, 2007	Pro forma for the six months ended June 30, 2006
	(in thousands, except share and per share data)
Net income available to common shareholders – basic and diluted	$21,387	$58,639	$39,496
Weighted average number of common shares outstanding – basic and diluted	50,000,002	52,832,048	50,000,002
Earnings per common share:
Basic and diluted	$0.43	$1.11	$0.79

The pro forma earnings per common share for the three months and the six months ended June 30, 2006, is calculated using only those shares available to eligible members in the conversion, or 50,000,002 shares, and does not include any shares issued to new investors in connection with EHI’s IPO. EIG had no common stock equivalents outstanding that would create a dilutive effect on the pro forma earnings per common share for the six months ended June 30, 2006.

The pro forma earnings per common share—basic and diluted—calculation for the six months ended June 30, 2007, is calculated using net income for the six months ended June 30, 2007, as presented on the accompanying unaudited consolidated statements of income. The weighted average shares outstanding was calculated using those shares available to eligible members in the conversion, or 50,000,002 shares, for the period prior to the IPO, and the actual weighted shares outstanding for the period after the IPO. The Company’s outstanding options have been excluded in computing the diluted earnings per share for the period February 5, 2007, through June 30, 2007, because their inclusion would be anti-dilutive.

10.    Subsequent Events

Stock-Based Awards

On August 5, 2007, the Company awarded the non-employee members of the Board of Directors, in aggregate, 23,760 restricted stock units (RSUs). These RSUs vest on the date of the first annual meeting of shareholders after January 1, 2008, except for accelerated vesting in the case of death or disability of the Director or as a result of a change in control. Vested RSUs will be settled in Company stock six months following the awardee’s termination of services as a member of the Board of Directors. Prior to settlement, dividend equivalents are paid with respect to vested RSUs and are credited as additional vested RSUs. RSU awards will be accounted for under the guidance provided by SFAS No. 123(R). Under SFAS No. 123(R), share-based awards made to qualifying non-employee directors are accounted for as employee awards and recognized in the consolidated statements of income based at their fair value on the date of grant, over the requisite service vesting period. The fair market value of the RSU awards on the date of grant is $0.4 million.

Effective August 8, 2007, the Company granted 420,916 options to the officers. These options have a service vesting period of 3.5 years. These options vest 25% on February 8, 2008, and the subsequent three anniversaries of such date. The options are subject to accelerated vesting in certain limited circumstances, such as: termination by the Company other than for cause, termination as a result of retirement, death or disability, and in connection with a change of control. The options expire seven years from the date of grant. The per share exercise price of these options is equal to the fair market value of the stock on grant date (as defined in the Plan), or $18.79. Under SFAS No. 123(R), share-based payments made to employees, including grants of employee stock options, must be recognized in the consolidated statements of income based on their fair value of the options over the requisite vesting period. The Company is in the process of determining the fair market value of these options.

Additionally, on August 8, 2007, the officers of the Company were awarded, in aggregate, 140,311 performance share awards (PSAs) for the period ending December 31, 2009, if certain performance targets are met, with payouts that range up to 150% of the target award. Under SFAS No. 123 (R), share-based payments made to employees, including the grant of performance stock awards, must be recognized in the consolidated statements of income based on the fair values. The fair market value of the performance stock awards is based on the fair market value of the stock award on grant date.

In accordance with the terms of the Company’s plan of conversion, the Company was precluded from awarding or granting any stock options, restricted stock or other stock-based awards to any senior officer or director until six months after the effective date of the conversion (IPO), February 5, 2007.

Authorized Dividend

On August 9, 2007, the EHI Board of Directors authorized the payment of a cash dividend in the amount of $0.06 per share of common stock to the stockholders of record as of August 23, 2007. The dividend, estimated to be $3.1 million, will be paid on September 13, 2007.

Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to ‘‘Employers,’’ ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘the Company’’ or similar terms refer to EHI, together with its subsidiaries. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the Securities and Exchange Commission (SEC), including our 2006 Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 30, 2007, and our Form 10-Q for the quarter ended March 31, 2007, filed with the SEC on May 15, 2007.

The discussion under the heading ‘‘Risk Factors’’ in Part II, Item 1A of this quarterly report, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to purchase, hold, or sell our common stock.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	adequacy and accuracy of our pricing methodologies;

•	our dependence on a concentrated geographic area and on the workers’ compensation industry;

•	developments in the frequency or severity of claims and loss activity that our underwriting, reserving or investment practices do not anticipate based on historical experience or industry data;

•	changes in rating agency policies or practices;

•	negative developments in the workers’ compensation insurance industry;

•	increased competition on the basis of coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings and reputation;

•	our ability to successfully expand and grow in our new and existing markets;

•	changes in regulations or laws applicable to us, our policyholders or the agencies that sell our insurance;

•	changes in legal theories of liability under our insurance policies;

•	changes in general economic conditions, including interest rates, inflation and other factors;

•	effects of acts of war, terrorism, or natural or man-made catastrophes;

•	non-receipt of expected payments, including reinsurance receivables;

•	performance of the financial markets and their effects on investment income and the fair values of investments;

•	possible failure of our information technology or communication systems;

•	adverse state and federal judicial decisions;

•	litigation and government proceedings;

•	possible loss of the services of any of our executive officers or other key personnel;

•	cyclical nature of the insurance industry;

•	investigations into issues and practices in the insurance industry; and

•	changes in demand for our products.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical or anticipated results, depending on a number of factors. These risks and uncertainties include, but are not limited to, those listed under the heading ‘‘Risk Factors’’ in our 2006 Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by these cautionary statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Before making an investment decision, you should carefully consider all of the factors identified in this report that could cause actual results to differ.

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

On June 6, 2007, the A.M. Best Company (A.M. Best) affirmed the financial strength rating (FSR) of A− (Excellent) and assigned issuer credit ratings (ICR) of ‘‘a−’’ to us and our two pooled property/casualty operating subsidiaries, EICN and ECIC. The outlook for all ratings is positive. The outlook reflects the expectation that operating performance and capitalization will continue to be sustained at the strong levels reported in recent years.

Revenues

We derive our revenues primarily from the following:

Net Premiums Earned.    Our net premiums earned have historically been generated primarily in California and Nevada. In California, we have reduced our premium rates by 60.5% from September 2003 through January 1, 2007, including a decline of 35.2% since January 1, 2006. This compares with the recommendation of the California Workers’ Compensation Insurance Rating Bureau (WCIRB) of a 35.9% rate decline since January 1, 2006. Rates in Nevada over the same period have declined by 11.4%. In Nevada, rate levels have increased recently as a result of a decision of the Nevada Commissioner of Insurance to increase rates beginning March 1, 2007, by 3.4%. We adopted the 3.4% rate increase for policies incepting on or after March 1, 2007.

On March 30, 2007, the WCIRB, an industry-backed private organization that provides statistical analysis, submitted a filing with the California Insurance Commissioner recommending an 11.3% decrease in advisory pure premium rates on new and renewal policies incepting on or after July 1, 2007. The filing was based upon a review of loss and loss adjustment experience through December 31, 2006, and was made in response to continued reductions in California workers’ compensation claim costs. On May 29, 2007, the California Insurance Commissioner ordered a 14.2% decrease in workers’ compensation advisory pure premium rates for policies incepting on or after July 1, 2007, based on the Commissioner’s actuarial analysis.

As a result of the favorable loss trends in the California market since January 2004, we have previously reduced our California manual premium rates in a manner that we believe dealt prudently with the uncertainty surrounding the long-term outcome of loss cost trends for recent accident years. These manual rates do not necessarily indicate the rates charged to our policyholders because of the application of experience modification factors and our underwriters authority to increase or decrease manual rates further based upon individual risk characteristics.

Our California premium rate decisions are based on our actuarial analysis of current and anticipated loss trends and consideration of any modification to the workers’ compensation system. Based upon our most recent analysis of California loss trends and the competitive market, on July 27, 2007, we submitted a filing which represents an incremental annual 4.5% reduction in premium. Pursuant to the California Insurance Code, if California’s Department of Insurance does not deny our rate filing by August 26, 2007, it will become effective for policies incepting on or after September 15, 2007. Our filing specifically addresses the loss costs of individual classes of business. Therefore, some classes will experience manual rate decreases, some will be unaffected, and others will experience manual rate increases. This approach better enables us to retain our competitive market position than would an average rate change across all classes of business.

Our business continues to target insureds located in selected states, primarily California and Nevada. The following table sets forth our direct premiums written by state and as a percentage of total direct premiums written:

	Three Months Ended June 30,				Six Months Ended June 30,
States	2007		2006		2007		2006
	(in thousands, except percentages)
California	$62,617	73.4%	$74,741	76.6%	$125,491	69.8%	$152,240	71.8%
Nevada	13,813	16.2	16,306	16.7	37,290	20.7	47,140	22.2
Colorado	2,976	3.5	3,292	3.4	6,111	3.4	6,399	3.0
Utah	2,139	2.5	1,846	1.9	4,018	2.2	3,333	1.6
Idaho	1,860	2.2	784	0.8	3,354	1.9	1,782	0.9
Montana	676	0.8	477	0.5	1,680	0.9	912	0.4
Other	1,174	1.4	66	0.1	1,916	1.1	87	0.1
Total	$85,255	100.0%	$97,512	100.0%	$179,860	100.0%	$211,893	100.0%

For the six months ended June 30, 2007, we wrote 69.8% and 20.7% of our direct premiums written in California and Nevada, respectively. We currently write business in nine other states (Arizona, Colorado, Florida, Idaho, Illinois, Montana, Oregon, Texas and Utah) and are licensed to write business in six additional states (Georgia, Maryland, Massachusetts, New Mexico, New York and Pennsylvania). We commenced business in Oregon in April 2007 and in Florida in May 2007. We market and sell our workers’ compensation insurance products through independent agents and brokers, and through strategic distribution partners. For the six months ended June 30, 2007, we wrote $51.0 million, or 28.3%, of our direct premiums written through strategic distribution partners.

The number of policies in force, at the specified dates, was as follows:

States	June 30, 2007	December 31, 2006	June 30, 2006
California	23,467	21,359	19,970
Nevada	6,307	6,523	6,695
Other	2,128	1,860	1,629
Total	31,902	29,742	28,294

During the six months ended June 30, 2007, we experienced an increase of 2,160 policies, or 7.3%, over the total number of policies in force as of December 31, 2006. For the same six month period, policies in California increased by 2,108, or 9.9%, and policies in states other than California and Nevada increased by 268, or 14.4%, which was offset by a decline in policies in Nevada of 216, or 3.3%.

During the 12 months ended June 30, 2007, we experienced an increase of 3,608 policies, or 12.8%, over the total number of policies in force at June 30, 2006. For the same 12 month period, policies in California increased by 3,497, or 17.5%, and policies in states other than California and Nevada increased by 499, or 30.6%, which was offset by a decline in policies in Nevada of 388, or 5.8%.

The decline in policies in Nevada occurred primarily in the first quarter as a result of adherence to our underwriting guidelines, which are designed to minimize the underwriting of classes of business that do not meet our target risk profiles, and due to competitive pressures. The policy count growth in California was insufficient to offset the decline in premiums we experienced principally due to declining rate levels.

Overall, we expect to see declining total premiums in 2007, with policy count growth reducing, but not offsetting, the decline in total premiums written in California and Nevada. It is uncertain how these trends will impact our profitability.

Expenses

Our expenses consist of the following:

Losses and Loss Adjustment Expense (LAE).    Losses and LAE represent our largest expense item and include claim payments made, estimates for future claim payments and changes in those estimates for current and prior periods and costs associated with investigating, defending, and adjusting claims. The quality of our financial reporting depends in large part on accurately predicting our losses and LAE, which are inherently uncertain as they are estimates of the ultimate cost of individual claims based on actuarial estimation techniques. In states other than Nevada, we have a relatively short operating history and must rely on a combination of industry experience and our specific experience to establish our best estimate of losses and LAE reserves. The interpretation of historical data can be impacted by external forces, principally legislative changes, economic fluctuations and legal trends. In recent years, we experienced lower losses and LAE in California than we anticipated due to factors such as regulatory reform designed to reduce loss costs in that market and inflation.

Commission Expense.    Commission expense includes commissions to our agents and brokers for the premiums that they produce for us, and is net of contingent commission income related to the retroactive 100% quota share reinsurance agreement (LPT Agreement). Commissions paid to our agents and brokers are deferred and amortized to commission expense in our statements of income as the premiums generating these commissions and fees are earned.

Underwriting and Other Operating Expense.    Underwriting and other operating expense includes the costs to acquire and maintain an insurance policy (excluding commissions) consisting of premium taxes and certain other general expenses that vary with, and are primarily related to, producing new or renewal business. These acquisition costs are deferred and amortized to underwriting and other operating expense in the statement of income as the related premiums are earned. Other underwriting expenses consist of policyholder dividends and general administrative expenses such as salaries, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, and fees and assessments of boards, bureaus and statistical agencies for policy service and administration items such as rating manuals, rating plans and experience data. Our underwriting and other operating expense is a reflection of our operational efficiency in producing, underwriting and administering our business. We expect that our efficiency will continue to improve with the full implementation of our cost-effective and highly automated underwriting software program, EACCESSSM, that allows for electronic submission and review of insurance applications, while employing our underwriting standards and guidelines. However, the cost savings realized through such efficiencies may be offset, in whole or in part, by the additional costs that we are incurring in connection with the reporting and internal control requirements to which we are subject by federal securities laws and the New York Stock Exchange as a result of being a public company. Additionally, in 2006 and early 2007, the Company incurred costs related to the conversion of $10.9 million, of which $10.0 million was incurred for the year ended December 31, 2006, and $0.9 million was incurred for the period of January 1 through February 5, 2007. The conversion costs are a non-recurring expense.

Results of Operations

Three Months Ended June 30, 2007 and 2006

The following table summarizes our consolidated financial results for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Increase (Decrease) 2007 Over 2006	Percentage Increase (Decrease) 2007 Over 2006
	2007	2006
	(in thousands, except for percentages)
Selected Financial Data:
Gross premiums written	$84,596	$99,257	$(14,661)	(14.8)%
Net premiums written	81,502	95,613	(14,111)	(14.8)
Net premiums earned	$84,117	$100,877	$(16,760)	(16.6)%
Net investment income	19,305	16,777	2,528	15.1
Realized gains (losses) on investments, net	(658)	3,134	(3,792)	(121.0)
Other income	1,046	1,052	(6)	(0.6)
Total revenues	103,810	121,840	(18,030)	(14.8)
Losses and LAE	28,802	64,308	(35,506)	(55.2)
Commission expense	11,665	12,552	(887)	(7.1)
Underwriting and other operating expense	22,752	17,246	5,506	31.9
Income taxes	9,818	6,347	3,471	54.7
Total expenses	73,037	100,453	(27,416)	(27.3)
Net income	$30,773	$21,387	$9,386	43.9%
Selected Operating Data:
Combined ratio(1)	75.2%	93.3%	(18.1)	n/a
Net income before impact of LPT Agreement(2)	$26,223	$16,495	$9,728	59.0%

(1)	The combined ratio is calculated by dividing the sum of losses and LAE, commission, underwriting and other operating expenses by net premiums earned.
(2)	We define net income before impact of LPT Agreement as net income less (i) amortization of deferred reinsurance gain—LPT Agreement and (ii) adjustments to LPT Agreement ceded reserves. Deferred reinsurance gain—LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of LPT Agreement is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to net income before income taxes and net income or any other measure of performance derived in accordance with GAAP.

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

The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the three months ended June 30:

	2007	2006
	(in thousands)
Net income	$30,773	$21,387
Less: Impact of LPT Agreement:
Amortization of deferred reinsurance gain – LPT Agreement	4,550	4,892
Adjustment to LPT Agreement ceded reserves(a)	—	—
Net income before impact of LPT Agreement	$26,223	$16,495

(a)	Any adjustment to the estimated direct reserves ceded under the LPT Agreement is reflected in losses and LAE for the period during which the adjustment is determined, with a corresponding increase or decrease in net income in the period. There is a corresponding change to the reinsurance recoverables on unpaid losses as well as the deferred reinsurance gain. A cumulative adjustment to the amortization of the deferred gain is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. See Note 5 in the notes to our consolidated financial statements which are included elsewhere in this report.

Gross Premiums Written.    Gross premiums written decreased $14.7 million, or 14.8%, to $84.6 million for the three months ended June 30, 2007, from $99.3 million for the three months ended June 30, 2006. The decrease was primarily due to premium rate decreases in California. In California, our largest market, our rates for the three months ended June 30, 2007 were 21.3% lower than the same period in 2006. The decrease was partially offset by an increase in our total in force policy count.

Net Premiums Written.    Net premiums written decreased $14.1 million, or 14.8%, to $81.5 million for the three months ended June 30, 2007, from $95.6 million for the three months ended June 30, 2006. The decrease was primarily attributable to a $14.7 million decrease in gross premiums written for the same period. This decrease was partially offset by a small reduction, $0.6 million, in ceded premiums due to favorable market trends in reinsurance rates and an increase in the amount of risk we retained under our excess of loss reinsurance treaty, which was effective for the 12 months beginning July 1, 2006.

Net Premiums Earned.    Net premiums earned decreased $16.8 million, or 16.6%, to $84.1 million for the three months ended June 30, 2007, from $100.9 million for the three months ended June 30, 2006. The decrease was primarily attributable to a $14.1 million decrease in net premiums written for the same period.

Net Investment Income.    Net investment income increased $2.5 million, or 15.1%, to $19.3 million for the three months ended June 30, 2007, from $16.8 million for the three months ended June 30, 2006. The $2.5 million increase was attributable to an increase in our portfolio yield due to an increase in fixed maturity securities resulting from the reallocation of the Company’s investment portfolio in the fourth quarter of 2006 and an increase in invested assets. The pre-tax book yield on invested assets increased approximately $1.0 million, or approximately 0.23 of a percentage point, to 4.34% at June 30, 2007, as compared to 4.11% at June 30, 2006. The tax equivalent yield on invested assets increased to 5.31% at June 30, 2007, as compared to 4.96% at June 30, 2006. The net increase in invested assets resulted in additional investment income of $1.0 million. Retained net proceeds generated $0.3 million of additional interest income.

Realized Gains (Losses) on Investments.    Realized losses on investments for the three months ended June 30, 2007, totaled $0.7 million as compared to a realized gain of $3.1 million for the same period in 2006. For the three months ended June 30, 2007, we sold $55.0 million of fixed maturity securities to begin our share repurchase program which resulted in a realized loss of $0.5 million. For the same period in 2006, there was a realized gain of $2.9 million primarily attributable to the sale of equity securities holdings, the market value of which was influenced by the acquisitions or mergers of the companies issuing such securities.

Losses and LAE.    Losses and LAE decreased $35.5 million, or 55.2%, to $28.8 million for the three months ended June 30, 2007, from $64.3 million for the three months ended June 30, 2006. Losses and LAE were 34.2% and 63.7% of net premiums earned for the three months ended June 30, 2007 and 2006, respectively. The decrease was due primarily to two factors: (i) an 11.2 percentage point downward adjustment in our current accident year loss estimate, from 75.1% for the three months ended June 30, 2006, to 63.9% for the three months ended June 30, 2007, and (ii) the change in favorable prior year accident development, from $6.6 million for the three months ended June 30, 2006, to $20.4 million for the three months ended June 30, 2007. The reduction in the losses and LAE ratio was due to the impact of the 2003 and 2004 regulatory reforms in California.

The table below reflects the losses and LAE reserve adjustments for the three months ended June 30:

	2007	2006
	(in millions)
Prior accident year favorable development, net	$20.4	$6.6
LPT reserve favorable change	—	—
LPT amortization of the deferred reinsurance gain	4.6	4.9

There was no adjustment in either period to the direct reserves subject to the LPT Agreement. Losses and LAE include amortization of deferred reinsurance gain—LPT Agreement of $4.6 million and $4.9 million in the three months ended June 30, 2007 and 2006, respectively. Excluding the impact from the LPT Agreement, losses and LAE would have been $33.4 million and $69.2 million, or 39.6% and 68.6%, of net premiums earned for the three months ended June 30, 2007 and 2006, respectively.

Commission Expense.    Commission expense decreased $0.9 million, or 7.1%, to $11.7 million for the three months ended June 30, 2007, from $12.6 million for the three months ended June 30, 2006. Commission expense was 13.9% and 12.4% of net premiums earned for the three months ended June 30, 2007 and 2006, respectively. Commission expense decreased approximately $2.3 million due to a decrease in net earned premium of $16.8 million. The decrease was offset by an increase to our commission rate on select policies in July 2006 of approximately $0.4 million and a $1.0 million increase due to a new agency incentive commission plan covering policies incepting in 2007.

Underwriting and Other Operating Expense.    Underwriting and other operating expense increased $5.5 million, or 31.9%, to $22.7 million for the three months ended June 30, 2007, from $17.2 million for the three months ended June 30, 2006. The increase is due to a $2.6 million increase in salaries and benefits with a related $0.4 million increase in general operating expenses, a $0.4 million increase in technology maintenance and depreciation expense and a $0.9 million increase in consulting and professional fees. Additionally, premium taxes increased in the second quarter of 2007 compared to the same period in 2006 due to the receipt in 2006 of a $1.2 million favorable credit related to prior years paid taxes.

The increase in salaries and benefits and related general operating expenses was due to the hiring of additional employees to support business needs and to meet the demands of being a public company. The increased depreciation expense is a result of implementing EACCESS, our new underwriting system, on July 1, 2006, and depreciation on the network expansion costs in the fall of 2006. The increased professional fees were due to consulting fees for post-implementation work on EACCESS, Sarbanes-Oxley Act compliance and the feasibility of entering new states.

Income Taxes.    Income taxes increased $3.5 million, or 54.7%, to $9.8 million for the three months ended June 30, 2007, from $6.3 million for the three months ended June 30, 2006. The increase in income taxes was due to a $12.9 million increase in pre-tax income for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. The effective tax rate for the three months ended June 30, 2007, was 24.2% compared to 22.9% for the same period in 2006. The effective tax rate is primarily impacted by the level of tax exempt interest and dividends.

Net Income.    Net income increased $9.4 million, or 43.9%, to $30.8 million for the three months ended June 30, 2007, from $21.4 million for the three months ended June 30, 2006. The increase in net income was primarily due to the decrease of $35.5 million of losses and LAE offset by a decrease of $16.8 million in net premiums earned.

Net income includes amortization of deferred reinsurance gain-LPT Agreement of $4.6 million and $4.9 million for the three months ended June 30, 2007 and 2006, respectively. Excluding the LPT Agreement, net income would have been $26.2 million and $16.5 million for the three months ended June 30, 2007 and 2006, respectively.

Combined Ratio.    The combined ratio decreased 18.1 percentage points to 75.2% for the three months ended June 30, 2007, from 93.3% for the three months ended June 30, 2006. The change in combined ratio was primarily due to the decreased losses and LAE, which were partially offset by the impact of rate reductions to our net premiums earned.

Results of Operations

Six Months Ended June 30, 2007 and 2006

The following table summarizes our consolidated financial results for the six months ended June 30, 2007 and June 30, 2006:

	Six Months Ended June 30,		Increase (Decrease) 2007 Over 2006	Percentage Increase (Decrease) 2007 Over 2006
	2007	2006
	(in thousands, except for percentages)
Selected Financial Data:
Gross premiums written	$181,046	$216,387	$(35,341)	(16.3)%
Net premiums written	174,713	209,030	(34,317)	(16.4)
Net premiums earned	$173,909	$204,147	$(30,238)	(14.8)%
Net investment income	40,140	32,478	7,662	23.6
Realized gains (losses) on investments, net	(468)	2,902	(3,370)	(116.1)
Other income	2,186	2,243	(57)	(2.5)
Total revenues	215,767	241,770	(26,003)	(10.8)
Losses and LAE	70,469	130,498	(60,029)	(46.0)
Commission expense	23,386	24,884	(1,498)	(6.0)
Underwriting and other operating expense	46,052	36,514	9,538	26.1
Income taxes	17,221	10,378	6,843	65.9
Total expenses	157,128	202,274	(45,146)	(22.3)
Net income	$58,639	$39,496	$19,143	48.5%
Selected Operating Data:
Combined ratio(1)	80.4%	94.0%	(13.6)%	n/a
Net income before impact of LPT Agreement(2)	$49,502	$29,854	$19,648	65.8%

(1)	The combined ratio is calculated by dividing the sum of losses and LAE, commission, underwriting and other operating expenses by net premiums earned.
(2)	We define net income before impact of LPT Agreement as net income less (i) amortization of deferred reinsurance gain— LPT Agreement and (ii) adjustments to LPT Agreement ceded reserves. Deferred reinsurance gain—LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of LPT Agreement is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to net income before income taxes and net income or any other measure of performance derived in accordance with GAAP.

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

The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the six months ended June 30:

	2007	2006
	(in thousands)
Net income	$58,639	$39,496
Less: Impact of LPT Agreement:
Amortization of deferred reinsurance gain – LPT Agreement	9,137	9,642
Adjustment to LPT Agreement ceded reserves(a)	—	—
Net income before impact of LPT Agreement	$49,502	$29,854

(a)	Any adjustment to the estimated direct reserves ceded under the LPT Agreement is reflected in losses and LAE for the period during which the adjustment is determined, with a corresponding increase or decrease in net income in the period. There is a corresponding change to the reinsurance recoverables on unpaid losses as well as the deferred reinsurance gain. A cumulative adjustment to the amortization of the deferred gain is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. See Note 5 in the notes to our consolidated financial statements which are included elsewhere in this report.

Gross Premiums Written.    Gross premiums written decreased $35.3 million, or 16.3%, to $181.1 million for the six months ended June 30, 2007, from $216.4 million for the six months ended June 30, 2006. The decrease was primarily due to premium rate decreases in California as well as a decline in policy counts in Nevada as a result of our adherence to our underwriting guidelines. In California, our largest market, our rates for the six months ended June 30, 2007, were 29.6% lower than the same period in 2006. These decreases were partially offset by an additional increase in our total in force policy count.

Net Premiums Written.    Net premiums written decreased $34.3 million, or 16.4%, to $174.7 million for the six months ended June 30, 2007, from $209.0 million for the six months ended June 30, 2006. The decrease was primarily attributable to a $35.3 million decrease in gross premiums written for the same period. This decrease was partially offset by a reduction of $1.0 million in ceded premiums due to favorable market trends in reinsurance rates and an increase in the amount of risk we retained under our excess of loss reinsurance treaty, which was effective for the 12 months beginning July 1, 2006.

Net Premiums Earned.    Net premiums earned decreased $30.2 million, or 14.8%, to $173.9 million for the six months ended June 30, 2007, from $204.1 million for the six months ended June 30, 2006. The decrease was primarily attributable to a $34.3 million decrease in net premiums written for the same period.

Net Investment Income.    Net investment income increased $7.7 million, or 23.6%, to $40.1 million for the six months ended June 30, 2007, from $32.4 million for the six months ended June 30, 2006. The change was attributable to three factors: (i) an increase in fixed maturity securities resulting from the reallocation of the Company’s investment portfolio in the fourth quarter of 2006 which increased our portfolio yield, (ii) an increase in the invested assets, and (iii) interest income from the net proceeds of approximately $472.7 million from EHI’s IPO. The pre-tax book yield on invested assets increased approximately $3.7 million, or approximately 0.23 of a percentage point, to 4.34% at June 30, 2007, as compared to 4.11% at June 30, 2006. The tax equivalent yield on invested assets increased to 5.31% at June 30, 2007 compared to 4.96% at June 30, 2006. For the six months ended June 30, 2007, average invested assets were $1.7 billion, compared to $1.6 billion for the same period ended June 30, 2006. The increase in invested assets resulted in additional investment income of $1.8 million. The net proceeds from the IPO generated $1.8 million additional interest income prior to distribution to eligible members and retained net proceeds generated $0.3 million of additional interest income.

Realized Gains (Losses) on Investments.    Realized losses on investments for the first six months ended June 30, 2007, totaled $0.5 million as compared to a realized gain of $2.9 million for the same period in 2006. For the six month period ended June 30, 2007, we sold $55.0 million of fixed maturity securities to begin our share repurchase program which resulted in a realized loss of $0.5 million. For the same period in 2006, there was a realized gain of $2.9 million primarily attributable to the sale of equity securities holdings, the market value of which was influenced by the acquisitions or mergers of the companies issuing such securities.

Losses and LAE.    Losses and LAE decreased $60.0 million, or 46.0%, to $70.5 million for the six months ended June 30, 2007, from $130.5 million for the six months ended June 30, 2006. Losses and LAE were 40.5% and 63.9% of net premiums earned for the six months ended June 30, 2007 and 2006, respectively. The decrease was primarily due to two factors: (i) an 8.4 percentage point downward adjustment in our current accident year loss estimate, from 74.9% for the six months ended June 30, 2006, to 66.5% for the six months ended June 30, 2007, and (ii) the change in the favorable prior year accident development, from $12.8 million for the six months ended June 30, 2006, to $36.0 million for the six months ended June 30, 2007. The reduction in the losses and LAE ratio was due to the impact of the 2003 and 2004 regulatory reforms in California.

The table below reflects the losses and LAE reserve adjustments for the six months ended June 30:

	2007	2006
	(in millions)
Prior accident year favorable development, net	$36.0	$12.8
LPT reserve favorable change	—	—
LPT amortization of the deferred reinsurance gain	9.1	9.6

There was no adjustment in either period to the direct reserves subject to the LPT Agreement. Losses and LAE include amortization of deferred reinsurance gain—LPT Agreement of $9.1 million and $9.6 million in the six months ended June 30, 2007 and 2006, respectively. Excluding the impact from the LPT Agreement, losses and LAE would have been $79.6 million and $140.1 million, or 45.8% and 68.6%, of net premiums earned for the six months ended June 30, 2007 and 2006, respectively.

Commission Expense.    Commission expense decreased $1.5 million, or 6.0%, to $23.4 million for the six months ended June 30, 2007, from $24.9 million for the six months ended June 30, 2006. Commission expense was 13.4% and 12.2% of net premiums earned for the six months ended June 30, 2007 and 2006, respectively. Commission expense decreased approximately $4.0 million due to a decrease in net earned premium of $30.2 million. The decrease was offset by an increase to our commission rate on select policies effective July 2006 by approximately $1.4    million and to a $1.1 million increase due to a new agency incentive commission plan covering policies incepting in 2007.

Underwriting and Other Operating Expense.    Underwriting and other operating expense increased $9.5 million, or 26.1%, to $46.0 million for the six months ended June 30, 2007, from $36.5 million for the six months ended June 30, 2006. The increase is due to a $3.9 million increase in salaries and benefits with a related $1.0 million increase in general operating expenses, $1.8 million increase in technology maintenance and depreciation expense and a $2.4 million increase in consulting and professional fees. Additionally, premium taxes increased in 2007 compared to the prior period due to the receipt in 2006 of a $1.2 million favorable credit related to prior years’ paid taxes, which was partially offset by a $0.5 million decrease in premium taxes for 2007.

The increase in salaries and benefits and related general operating expenses was due to the hiring of additional employees to support business needs and to meet the demands of being a public company. Technology maintenance and depreciation expense increased as a result of implementing EACCESS, our new underwriting system, on July 1, 2006, and network expansion costs. The increase in professional fees was primarily due to one-time incurred expenses related to the conversion from a mutual holding company to a stock company. The remainder of the increase in professional fees was due to consulting fees for post-implementation work on EACCESS, Sarbanes-Oxley Act compliance and the feasibility of entering new states.

Income Taxes.    Income taxes increased $6.8 million, or 65.9%, to $17.2 million for the six months ended June 30, 2007, from $10.4 million for the six months ended June 30, 2006. The increase in income taxes was due to a $26.0 million increase in pre-tax income for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The effective tax rate for the six months ended

June 30, 2007, was 22.7% compared to 20.8% for the same period in 2006. The effective tax rate is primarily impacted by the level of tax exempt interest and dividends.

Net Income.    Net income increased $19.1 million, or 48.5%, to $58.6 million for the six months ended June 30, 2007, from $39.5 million for the six months ended June 30, 2006. The increase in net income was primarily due to the decrease of $60.0 million in our losses and LAE offset by a decrease of $30.2 million in net premiums earned.

Net income includes amortization of deferred reinsurance gain—LPT Agreement of $9.1 million and $9.6 million for the six months ended June 30, 2007 and 2006, respectively. Excluding the LPT Agreement, net income would have been $49.5 million and $29.9 million for the six months ended June 30, 2007 and 2006, respectively.

Combined Ratio.    The combined ratio decreased 13.6 percentage points to 80.4% for the six months ended June 30, 2007, from 94.0% for the six months ended June 30, 2006. The change in combined ratio was primarily due to the decreased losses and LAE, which were partially offset by the impact of rate reductions on our net premiums earned.

Liquidity and Capital Resources

Parent Company.    The primary source of liquidity and capital resources for EHI is dividends received from the earnings of our insurance subsidiaries, EICN and ECIC, subject to regulatory restrictions.

On August 9, 2007, the EICN Board of Directors declared a $38.0 million dividend, which is the regulatory allowable amount, to Employers Group, Inc. (EGI), the intermediate holding company and subsidiary of EHI. Also on August 9, 2007, the EGI Board of Directors declared a dividend of $38.0 million to EHI.

On April 25, 2007, the EICN Board of Directors authorized the payment of $55.0 million in extraordinary dividends, subject to the order (Order) by the Nevada Division of Insurance (NDOI), to Employers Group, Inc. (EGI), the intermediate holding company and a subsidiary of EHI. On May 10, 2007, the EGI Board of Directors approved a dividend of $55.0 million to EHI, consistent with the previous approval by the NDOI.

On May 10, 2007, the EHI Board of Directors declared the payment of a cash dividend of $0.06 per share to our common stockholders of record as of May 24, 2007, and paid on June 14, 2007. The amount of the dividend was $3.2 million. This was the first dividend declared since EHI completed its IPO on February 5, 2007.

On August 9, 2007, the EHI Board of Directors declared the payment of an additional cash dividend of $0.06 per share to our common stockholders of record as of August 23, 2007, payable on September 13, 2007. The approximate amount of this dividend will be $3.1 million.

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

On May 10, 2007, the EHI Board of Directors also authorized a stock repurchase program of up to $75.0 million of EHI’s stock. EHI expects the shares to be purchased from time-to-time at prevailing market prices during the remainder of fiscal 2007 in open market or private transactions, in accordance with applicable laws and regulations, and subject to market conditions and other factors. EHI began repurchasing shares in the open market on May 31, 2007. Through June 30, 2007, we repurchased 135,716 shares of our common stock at the average price paid, including commissions, of $21.27 per share, for a total of $2.9 million. The repurchases may be commenced or suspended from time-to-time without prior notice. There can be no assurance that we will continue to undertake any repurchase of our common stock pursuant to the program.

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

Our net cash flows are generally invested in marketable securities. We closely monitor the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available for the payment of claims at the subsidiary level. Because our investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations or rebalance asset portfolios. At June 30, 2007, 93.6% of our investment portfolio consisted of fixed maturity investments and 6.4% consisted of equity securities.

The availability of cash to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. On July 1, 2007, we entered into a new reinsurance treaty that is effective through July 1, 2008. The treaty consists of two master interests and liabilities agreements, one excess of loss agreement and one catastrophic loss agreement. The treaty provides coverage up to $200.0 million per loss occurrence, subject to certain exclusions. Our loss retention for the treaty year beginning July 1, 2007, is $5.0 million. The coverage is subject to an aggregate loss in the first layer ($5.0 million in excess of our $5.0 million retention) of $20.0 million and is limited to $10.0 million for any loss to a single individual involving the second layer through six layers of our reinsurance program. The second through six layers are limited to one mandatory reinstatement for an additional premium. We believe that we are sufficiently capitalized for the above described retention.

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

On August 9, 2007, the EICN Board of Directors declared a $38.0 million dividend, which is the regulatory allowable amount, to Employers Group, Inc. (EGI), the intermediate holding company and subsidiary of EHI.

We believe that our liquidity needs through 2008, including the approval of future stockholder dividends and stock repurchases, will be met from all of the above sources. We are not currently planning to make significant capital expenditures in 2007 or 2008, and we do not believe we require additional surplus to support our near-term business strategy.

Cash Flows

We monitor cash flows at both the consolidated and subsidiary levels and project future cash needs using trend and variance analyses.

The table below shows our net cash flows for the six months ended June 30:

	2007	2006
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$53,074	$84,158
Investing activities	(2,254)	(92,558)
Financing activities	18,470	—
Increase (decrease) in cash and cash equivalents	$69,290	$(8,400)

Our consolidated net cash provided by operating activities for the six months ended June 30, 2007, was $53.1 million, compared to cash flows from operations of $84.2 million for the six months ended June 30, 2006. The decrease in net cash from operations for the six months ended June 30, 2007, compared to the six months ended 2006 was primarily due to a decrease of $29.6 million in premiums received, an increase of $14.7 million in underwriting expenses paid and an increase of $5.3 million in income taxes paid. These decreases were offset by an increase of $8.4 million from investment income received. Additionally, in the first half of 2006 the Company prepaid approximately $10.0 million in required policy surcharges to the California Insurance Guarantee Association on behalf of policyholders that are billed and collected from policyholders in subsequent periods.

Investing activities resulted in net cash used of $2.3 million and $92.6 million for the six months ended June 30, 2007 and 2006, respectively. The difference between periods is primarily attributable to a reduction of funds available for investing activities. In 2007, we increased our cash balances in order to facilitate the repurchase of up to $75.0 million of our common stock according to our stock repurchase program.

For the six months ended June 30, 2007, financing activities provided cash of $18.5 million. There were no cash financing activities during the six months ended June 30, 2006. As described below, the majority of cash provided by financing activities resulted from our IPO and conversion.

EHI completed its IPO and conversion from a mutual insurance company to a stock company on February 5, 2007, with the sale of 30,762,500 shares of common stock at $17.00 per share.

The cash proceeds from the IPO were approximately $472.7 million, after deducting approximately $34.0 million in underwriting discounts and commissions and approximately $16.3 million in other expenses related to the IPO and the conversion. We used approximately $11.7 million of our net proceeds for required mandatory cash distributions to our eligible members and approximately $451.3 million was distributed to eligible members electing to receive cash in the conversion. We retained approximately $9.7 million of net proceeds from the IPO, which was used for repurchases of our common stock, payment of a $3.2 million dividend to our stockholders and general corporate purposes.

Investments

We derive investment income from our invested assets. We invest our insurance subsidiaries’ total statutory surplus and funds to support our loss reserves and our unearned premiums. As of June 30, 2007, the amortized cost of our investment portfolio was $1.67 billion and the fair value of the portfolio was $1.70 billion.

We employ an investment strategy that emphasizes asset quality and matching the durations of fixed maturity securities against anticipated claim payments and expenditures or other liabilities. Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate duration targets to balance against anticipated future claim payments.

At June 30, 2007, our investment portfolio was made up almost entirely of investment grade fixed maturity securities whose fair values may fluctuate due to the latest interest rate changes. While we have structured our investment portfolio to provide an appropriate matching of maturities with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. As of June 30, 2007, our investments (excluding cash and cash equivalents) had a duration of 5.68. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We strive to limit credit risk by investing in a fixed maturity securities portfolio that is heavily weighted toward short-term to intermediate-term investment grade securities rated ‘‘A’’ or better. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be ‘‘AA.’’ As of June 30, 2007, our fixed maturity securities portfolio had an average quality of ‘‘AA+,’’ with approximately 92.5% of the carrying value of our investment portfolio rated ‘‘AA’’ or better. We own less than 0.1% of subprime mortgage debt securities or derivative securities relating thereto.

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

The following table shows the fair values of various categories of invested assets, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent yield based on invested assets as of June 30, 2007:

Category	Fair Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasury securities	$129,666	7.6%	4.41
U.S. Agency securities	140,311	8.3	5.04
Corporate securities	184,758	10.9	5.25
Tax-exempt municipal securities	868,008	51.2	5.71
Mortgage-backed securities	187,704	11.1	5.41
Commercial mortgage-backed securities	48,873	2.9	5.19
Asset-backed securities	27,961	1.6	4.77
Equities	107,959	6.4	2.27
Total	$1,695,240	100.0%
Weighted average yield			5.31

We regularly assess individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values. For the six months ended June 30, 2007, we recognized an impairment of $0.3 million in the fair values of four of the equity holdings in our investment portfolio. The impairment was recognized as a result of the severity and duration of the decline in market value of these securities. We believe that we have appropriately identified other-than-temporary declines in the fair values of our remaining unrealized losses at June 30, 2007. We have the ability and intent to hold fixed maturity and equity securities with unrealized losses for a sufficient amount of time to allow them to recover their values or reach maturity.

During the quarter ended, we sold $55.0 million of fixed maturity securities to begin our share repurchase program. The Company realized a $0.5 million loss on the sale of these investments. At this time, the Company does not expect to sell any further investments to finance the stock repurchase program.

Based on a review of the fixed maturity securities included in the tables set forth below, we determined that the unrealized losses were a result of the interest rate environment and not the credit quality of the issuers. Therefore, as of June 30, 2007 and December 31, 2006, none of the fixed maturity securities whose fair value was less than amortized cost were considered to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers and our intent and ability to hold the securities until fair value recovers above costs or maturity.

Our current analysis of impaired investments complies with the provisions of Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, effective for reporting periods beginning subsequent to December 15, 2005. Therefore, the adoption of FSP 115-1 on January 1, 2006, did not have a significant impact on our consolidated financial position and results of operations.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of our investments at June 30, 2007, were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. government	$272,578	$571	$(3,172)	$269,977
All other governments	3,615	—	(91)	3,524
States and political subdivisions	544,870	696	(10,035)	535,531
Special revenue	342,753	917	(5,892)	337,778
Public utilities	19,351	93	(371)	19,073
Industrial and miscellaneous	157,945	1,016	(2,101)	156,860
Mortgage-backed securities	270,724	218	(6,404)	264,538
Total fixed maturity investments	1,611,836	3,511	(28,066)	1,587,281
Short-term investments	—	—	—	—
Total fixed maturity and short-term investments	1,611,836	3,511	(28,066)	1,587,281
Equity securities	62,364	45,865	(270)	107,959
Total investments	$1,674,200	$49,376	$(28,336)	$1,695,240

The rise in U.S. Treasury rates during the second quarter resulted in a reduction in the market value of the fixed maturity securities portion of our portfolio from a position of unrealized gains of $5.5 million at March 31, 2007, to unrealized losses of approximately $24.6 million at June 30, 2007. We maintained the portfolio approximately .25 basis points short of the target duration during the quarter to mitigate the unrealized losses. As interest rates decline, we may consider an increase in the duration of our fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity investments at June 30, 2007, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$53,640	$53,453
Due after one year through five years	380,161	375,896
Due after five years through ten years	389,533	383,285
Due after ten years	517,778	510,109
Mortgage-backed securities	270,724	264,538
Total	$1,611,836	$1,587,281

We are required by various state regulations to keep securities or letters of credit on deposit with the states in which we do business in a depository account. At June 30, 2007 and 2006, securities having a fair value of $496.9 million and $395.6 million, respectively, were on deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of securities held in trust at June 30, 2007 and 2006 was $5.3 million and $21.3 million, respectively.

Contractual Obligations and Commitments

The following table identifies our long-term debt and contractual obligations as of June 30, 2007:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$31,748	$2,120	$9,334	$7,622	$12,672
Purchased liabilities	3,475	1,140	1,764	571	—
Loss based assessments	190	—	190	—	—
Losses and LAE reserves(1)(2)	2,294,252	163,274	221,369	171,529	1,738,080
Total contractual obligations	$2,329,665	$166,534	$232,657	$179,722	$1,750,752

(1)	The losses and LAE reserves are presented gross of our reinsurance recoverables on unpaid losses, which are as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Reinsurance recoverables	$(1,081,958)	$(42,675)	$(83,237)	$(81,297)	$(874,749)
(2)	Estimated losses and LAE reserve payment patterns have been computed based on historical information. As a result, our calculation of losses and LAE reserve payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our reserving process, see ‘‘—Critical Accounting Policies.’’ Actual payments of losses and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of losses and LAE reserves vary from actual ultimate claims amounts as a result of variations between expected and actual payout patterns.

Properties

We recently completed lease negotiations for several of our facilities. The lease for our Glendale, California office has been extended to 2013 and our Newbury Park, California office has been extended to 2012. The current lease for our corporate headquarters in Reno, Nevada expires on March 31, 2008. We have entered into a new 10-year lease at a different location beginning in March 2008. The new facility will meet our needs and consolidate the corporate headquarters in Reno, Nevada.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

These unaudited interim consolidated financial statements include amounts based on informed estimates and judgments of management for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the following: (i) reserves for losses and loss adjustment expenses; (ii) reinsurance recoverables; (iii) recognition of premium income; (iv) deferred policy acquisition costs; (v) deferred income taxes; and (vi) valuation of investments. These estimates and judgments require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. Our accounting policies are discussed under ‘‘Critical Accounting Policies’’ in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Form 10-K. Additional information regarding our accounting policy for reserves for loss and loss adjustment expenses and reinsurance recoverables follows.

Reserves for Losses and Loss Adjustment Expenses

We are directly liable for losses and LAE under the terms of insurance policies our insurance subsidiaries underwrite. Significant periods of time can elapse between the occurrence of an insured loss,

the reporting of the loss to the insurer and the insurer’s payment of that loss. Our loss reserves are reflected in our balance sheets under the line item caption ‘‘unpaid losses and loss adjustment expenses’’. As of June 30, 2007, our reserves for unpaid losses and LAE, net of reinsurance, were $1.21 billion.

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

Our reserve for unpaid losses and loss adjustment expenses (gross and net), as well as the above-described main components of such reserves were as follows as of June 30:

	2007	2006
	(in thousands)
Case reserves	$751,444	$764,199
IBNR	1,245,075	1,343,072
LAE	297,733	296,330
Gross unpaid losses and LAE	2,294,252	2,403,601
Reinsurance recoverables on unpaid losses and LAE, gross	1,081,958	1,127,396
Net unpaid losses and LAE	$1,212,294	$1,276,205

Actuarial methodologies are used by workers’ compensation insurance companies, including us, to analyze and estimate the aggregate amount of unpaid losses and LAE. As mentioned above, management considers the results of various actuarial projection methods and their underlying assumptions among other factors in establishing the reserves for unpaid losses and LAE.

Judgment is required in the actuarial estimation of unpaid losses and LAE. The judgments include: the selection of methodologies to project the ultimate cost of claims; the selection of projection parameters based on historical company data, industry data, and other benchmarks; the identification and quantification of potential changes in parameters from historical levels to current and future levels due to changes in future claims development expectations caused by internal or external factors; and the weighting of differing reserve indications that result from alternative methods and assumptions. The adequacy of our ultimate loss reserves, which are based on estimates, is inherently uncertain and represents a significant risk to our business, which we attempt to mitigate through our claims management process and by monitoring and reacting to statistics relating to the cost and duration of claims. However, no assurance can be given as to whether the ultimate liability will be more or less than our loss reserve estimates.

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

For purposes of analyzing claim payment and emergence patterns and trends over time, we compile and aggregate our claims data by grouping the claims according to the year or quarter in which the claim occurred (accident year or accident quarter), since each such group of claims is at a different stage of progression toward the ultimate resolution and payment of those claims. The claims data is aggregated and compiled separately for different types of claims and/or claimant benefits. For our Nevada business, where a substantial detailed historical database is available to us, these separate groupings of benefit types include death, permanent total disability, permanent partial disability, temporary disability, medical care and vocational rehabilitation. Third party subrogation recoveries are separately analyzed and projected. For other states such as California, where a substantial and detailed history on our book of business is not available, and where industry data is in a generally more aggregated form, the analyses are conducted separately for medical care benefits and for all disability and death (indemnity) benefits combined.

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

We formally establish loss reserves for financial statement purposes on a quarterly basis. In doing so, we make reference to the most current analyses of our consulting actuary (which are conducted at June 30 and December 31 each year): including a review of the assumptions and the results of the various actuarial methods used by the consulting actuary; we monitor our claim reporting and claim payment activity, and consider the claim frequency and claim severity trends indicated by the claim activity as well as any emerging claims environment or operational issues that may indicate changing trends; we monitor workers’ compensation industry trends as reported by industry rate bureaus, in the media, and other similar sources; we monitor our recoveries from reinsurance and from other third party sources; we monitor the expenses of managing claims; and we monitor the characteristics of the business we have written in the current quarter and prior quarters, including characteristics such as geographical location, type of business, size of accounts, historical claims experience, and pricing levels.

The case reserve component of our loss reserves is updated on an ongoing basis, in the normal course of claims examiners managing individual claims, and this component of our loss reserves at quarter-end is the sum of the case reserve as of quarter-end on each individual open claim.

We determine the IBNR and LAE components of our loss reserves by establishing a point in the range of the consulting actuary’s most recent analysis of unpaid losses and LAE, which may be at a prior quarter-end, with the selection of the point based on our own view of recent and future claim emergence patterns, payment patterns, and trends, including: our view of the markets in which we are operating, including environmental conditions and changes in those markets; the characteristics of the business we have written in recent quarters; recent and pending recoveries from reinsurance; our view of trends in the future costs of managing claims; and other similar considerations as we view relevant.

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

The following table provides a reconciliation of the beginning and ending loss reserves on a GAAP basis:

	For the Six Months Ended June 30, 2007	For the Year Ended December 31, 2006
	(in thousands)
Beginning of the period	$2,307,755	$2,349,981
Reinsurance recoverable for incurred but unpaid losses and LAE	(1,098,103)	(1,141,500)
Beginning balance, net of reinsurance	1,209,652	1,208,481
Incurred losses and LAE, net of reinsurance, related to:
Current period	115,624	256,257
Prior period	(36,018)	(107,129)
Total incurred losses and LAE, net of reinsurance	79,606	149,128
Losses and LAE payments, net of reinsurance, related to:
Current period	12,365	41,098
Prior period	64,599	106,859
Total losses and LAE payments, net of reinsurance	76,964	147,957
Balance, net of reinsurance	1,212,294	1,209,652
Reinsurance recoverable for incurred but unpaid losses and LAE	1,081,958	1,098,103
Balance at end of period	$2,294,252	$2,307,755

Estimates of incurred losses and LAE attributable to insured events of prior years decreased due to continued favorable development in such prior accident years (actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated). The reduction in the estimated liability for unpaid losses and LAE related to prior years was $36.0 million for the six months ended June 30, 2007.

The major sources of this favorable development have been actual paid losses being less than expected and recalibration of selected patterns of claims emergence and claim payment used in the projection of future loss payment.

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

It is likely that ultimate losses and LAE will differ from the loss reserves recorded in our June 30, 2007 balance sheet. Actual losses and LAE payments could be greater or less than our projections, perhaps significantly. The following paragraphs discuss several potential sources of such deviations, and illustrate their potential magnitudes.

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

Reinsurance

The availability of cash to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. On July 1, 2007, we entered into a new reinsurance treaty that is effective through July 1, 2008. The treaty consists of two master interests and liabilities agreements, one excess of loss agreement and one catastrophic loss agreement. The treaty provides coverage up to $200.0 million per loss occurrence, subject to certain exclusions. Our loss retention for the treaty year beginning July 1, 2007, is $5.0 million. The coverage is subject to an aggregate loss in the first layer ($5.0 million in excess of our $5.0 million retention) of $20.0 million and is limited to $10.0 million for any loss to a single individual involving the second layer through six layers of our reinsurance program. The second through six layers are limited to one mandatory reinstatement for an additional premium. We believe that we are sufficiently capitalized to retain the losses described above.

Loss Portfolio Transfer (LPT).    Under the LPT Agreement, $1.525 billion in liabilities for incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, was ceded for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were approximately $992.1 million and $1.0 billion as of June 30, 2007 and December 31, 2006, respectively. Losses and LAE paid with respect to the LPT Agreement totaled approximately $385.4 million and $364.5 million as of June 30, 2007 and December 31, 2006, respectively.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 159). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (1) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply FASB Statement No. 157, Fair Value Measurements. The Company did not make such an election. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.

Credit Risk

Investments

Credit Risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing primarily in fixed-income securities which are rated ‘‘A’’ or higher by Standard & Poor’s. We also independently, and through our outside investment managers, monitor the financial condition of all of the issuers of fixed-income securities in the portfolio. To limit our exposure to risk, we employ stringent diversification rules that limit the credit exposure to any single issuer or business sector.

Reinsurance

We are subject to credit risk with respect to our reinsurers. Although our reinsurers are liable to us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have insured. As a result, reinsurance agreements do not limit our ultimate obligations to pay claims to policyholders and we may not recover claims made to our reinsurers.

Interest Rate Risk

We had fixed maturity securities with a fair value of $1.59 billion at June 30, 2007, that are subject to interest rate risk. We manage the exposure to interest rate risk through a disciplined asset/liability matching and capital management process. These risks are assessed regularly and balanced within the context of the liability and capital position.

The table below summarizes our interest rate risk. It illustrates the sensitivity of the fair value of fixed maturity securities to selected hypothetical changes in interest rates as of June 30, 2007. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturity securities portfolio and shareholders’ equity.

Hypothetical Change in Interest Rates	Estimated Increase (Decrease) in Fair Value
	(in thousands, except percentages)
300 basis point rise	$(248,672)	(15.67)%
200 basis point rise	(171,516)	(10.81)
100 basis point rise	(88,288)	(5.56)
50 basis point decline	45,260	2.85
100 basis point decline	90,996	5.73

The rise in U.S. Treasury rates during the second quarter resulted in a reduction in the market value of the fixed maturity securities portion of our portfolio from a position of unrealized gains of $5.5 million at March 31, 2007, to unrealized losses of approximately $24.6 million at June 30, 2007. We maintained the portfolio approximately .25 basis points short of the target duration during the quarter to mitigate the unrealized losses. As interest rates decline, we may consider an increase in the duration of our fixed maturity securities portfolio. The Company intends to and has the ability to hold these securities until their expected recovery or maturity.

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

From time-to-time, the Company is involved in pending and threatened litigation in the normal course of business in which claims for monetary damages are asserted. In the opinion of management, the ultimate liability, if any, arising from such pending or threatened litigation is not expected to have a material effect on our results of operations, liquidity or financial position.

Item 1A.    Risk Factors

We have disclosed in our 2006 Annual Report on Form 10-K the most significant factors that can impact year-to-year comparisons and may affect the future performance of the Company’s business. On a quarterly basis, we review these risks and update the risk factor, as appropriate. As of the date of this report, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for fiscal 2006, except for the following risk factor which has been updated to reflect developments that occurred during the quarters ended March 31, 2007 and June 30, 2007.

Risks Related to Our Business

State insurance regulations in California and other states where we operate have caused and may continue to cause downward pressure on the premiums we charge.

On March 30, 2007, the Workers’ Compensation Insurance Rating Bureau (WCIRB), an industry-backed private organization that provides statistical analysis, submitted a filing with the California Insurance Commissioner recommending an 11.3% decrease in advisory pure premium rates on new and renewal policies incepting on or after July 1, 2007. The filing was based upon a review of loss and loss adjustment experience through December 31, 2006, and was made in response to continued reductions in California workers’ compensation claim costs. On May 29, 2007, the California Insurance Commissioner ordered a 14.2% decrease in workers’ compensation advisory pure premium rates for policies incepting on or after July 1, 2007, based on the Commissioner’s actuarial analysis.

Our California premium rate decisions are based on our actuarial analysis of current and anticipated loss trends and consideration of any modification to the workers’ compensation system. Based on our most recent analysis of California loss trends and the competitive market, on July 27, 2007, we submitted a filing which represents an incremental annual 4.5% reduction in premium. Pursuant to the California Insurance Code, if California’s Department of Insurance does not deny our rate filing by August 26, 2007, it will become effective for policies incepting on or after September 15, 2007. Our filing specifically addresses the loss costs of individual classes of business. Therefore, some classes will experience manual rate decreases, some will be unaffected, and others will experience manual rate increases. This approach better enables us to retain our competitive market position than would an average rate change across all classes of business.

If any of our competitors adopt premium rate reductions, we may be unable to compete effectively and our business, financial condition and results of operations could suffer material adverse effects.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Initial Public Offering

EHI completed its IPO and conversion from a mutual insurance holding company on February 5, 2007, with the sale of 30,762,500 shares of common stock at $17.00 per share. The shares were registered under the Securities Act of 1933 under a Registration Statement on Form S-1 (Registration No. 333-139092) that was declared effective by the SEC on January 30, 2007. We retained approximately $9.7 million of net proceeds from the offering, which was used for working capital, payment of dividends on common stock, repurchases of shares of common stock and/or other general corporate purposes.

Issuer Purchases of Equity Securities

On May 10, 2007, the EHI Board of Directors authorized a stock repurchase program of up to $75.0 million of EHI’s common stock. The stock repurchase authorization is used to return value to our shareholders and reduce the number of shares outstanding. The shares may be repurchased from time-to-time at prevailing market prices during the remainder of fiscal 2007 in open market or private transactions, in accordance with applicable laws and regulations, and subject to market conditions and other factors. EHI began repurchasing shares on the open market on May 31, 2007. As of June 30, 2007, EHI has repurchased 135,716 shares of our common stock at the average price paid, including commission, of $21.27 per share, for a total of $2.9 million. The repurchases may be commenced or suspended from time-to-time without prior notice.

The following table summarizes the repurchase of our common stock during 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Programs
				(millions)
May 10, 2007 – May 31, 2007	10,000	$21.28	10,000	$74.8
June 1, 2007 – June 30, 2007	125,716	21.27	135,716	72.1
Total	135,716			72.1

(1)	Includes fees and commissions paid on stock repurchases

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The 2007 annual meeting of stockholders of EHI was held on May 31, 2007. Two matters were presented to a vote of our stockholders at the meeting.

Proposal One was the election of Directors. The tabulation of votes for the nominees, all of whom were elected, was as follows:

	TOTAL VOTES FOR EACH DIRECTOR	TOTAL VOTES WITHHELD FROM EACH DIRECTOR
Rose E. McKinney-James	32,201,392	433,104
John P. Sande, III	31,697,027	937,469
Martin J. Welch	31,691,246	943,250

Proposal Two was ratification of the appointment of Ernst & Young LLP as EHI’s auditors for the fiscal year ending December 31, 2007. The tabulation of votes was as follows:

Total Votes for	32,257,931
Total Votes against	153,189
Total Abstentions	223,376

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

EMPLOYERS HOLDINGS, INC.
Date:	August 14, 2007	By:	/s/ Douglas D. Dirks
			Name:	Douglas D. Dirks
			Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2007	By:	/s/ William E. Yocke
			Name:	William E. Yocke
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)