Form 10-Q
period 2007-09-30
Employers Holdings, Inc.
filed 2007-11-14
CIK 1379041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 9, 2007, there were 49,616,635 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of September 30, 2007	As of December 31, 2006
	(unaudited)
Assets
Available for Sale:
Fixed maturity investments at fair value (amortized cost $1,619,110 at September 30, 2007 and $1,599,321 at December 31, 2006)	$1,621,148	$1,605,395
Equity securities at fair value (cost $61,861 at September 30, 2007 and $63,478 at December 31, 2006)	109,776	102,289
Short-term investments (at cost or amortized cost, which approximates fair value)	—	7,989
Total investments	1,730,924	1,715,673
Cash and cash equivalents	93,168	79,984
Accrued investment income	18,741	18,431
Premiums receivable, less bad debt allowance of $7,691 at September 30, 2007 and $6,911 at December 31, 2006	44,778	51,311
Reinsurance recoverable for:
Paid losses	10,678	11,073
Unpaid losses, less allowance of $1,276 at each period	1,060,474	1,096,827
Funds held by or deposited with reinsureds	97,672	102,955
Deferred policy acquisition costs	15,268	13,767
Deferred income taxes, net	66,915	73,849
Property and equipment, net	15,074	15,598
Other assets	15,564	16,257
Total assets	$3,169,256	$3,195,725
Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,282,491	$2,307,755
Unearned premiums	70,813	73,255
Policyholders’ dividends accrued	302	506
Total claims and policy liabilities	2,353,606	2,381,516
Commissions and premium taxes payable	8,674	6,776
Federal income taxes payable	10,017	24,262
Accounts payable and accrued expenses	12,063	22,178
Deferred reinsurance gain – LPT Agreement	429,342	443,036
Other liabilities	13,800	14,180
Total liabilities	2,827,502	2,891,948

See accompanying unaudited notes to consolidated financial statements.

EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of September 30, 2007	As of December 31, 2006
	(unaudited)
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,527,907 and 0 shares issued and 49,902,386 and 0 shares outstanding at September 30, 2007 and December 31, 2006, respectively	535	—
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	302,044	—
Retained earnings	75,749	274,602
Accumulated other comprehensive income, net	32,469	29,175
Treasury stock, at cost (3,625,521 shares at September 30, 2007 and 0 shares at December 31, 2006)	(69,043)	—
Total stockholders’ equity	341,754	303,777
Total liabilities and stockholders’ equity	$3,169,256	$3,195,725

See accompanying unaudited notes to consolidated financial statements.

EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)
Revenues
Net premiums earned	$88,527	$95,990	$262,436	$300,137
Net investment income	19,246	17,237	59,386	49,715
Realized (losses) gains on investments, net	146	2,758	(322)	5,660
Other income	861	1,451	3,047	3,694
Total revenues	108,780	117,436	324,547	359,206
Expenses
Losses and loss adjustment expenses	40,867	(34,753)	111,336	95,745
Commission expense	12,411	11,878	35,797	36,762
Underwriting and other operating expense	21,726	22,637	67,778	59,151
Total expenses	75,004	(238)	214,911	191,658
Net income before income taxes	33,776	117,674	109,636	167,548
Income taxes	3,896	40,682	21,117	51,060
Net income	$29,880	$76,992	$88,519	$116,488
Net income after date of conversion (Note 2)			$82,048

Earnings per common share for the periods (Note 9):

	For the Three Months Ended September 30, 2007	For the period February 5 through September 30, 2007
Basic	$0.58	$1.55
Diluted	$0.58	$1.55

		Pro forma for the three months ended September 30, 2006	Pro forma for the nine months ended September 30,
			2007	2006
Basic		$1.54	$1.69	$2.33
Diluted		$1.54	$1.69	$2.33
Cash dividends declared per common share	$0.06	$—	$0.12	$—

See accompanying unaudited notes to consolidated financial statements.

EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Treasury stock, at cost	Total Stockholders’ equity

	Shares	Amount
Balance, January 1, 2006	—	$—	$—	$103,032	$41,575	$—	$144,607
Comprehensive income:
Net income for the period	—	—	—	116,488	—	—	116,488
Change in net unrealized gains on investments, net of taxes	—	—	—	—	11,960	—	11,960
Comprehensive income							128,448
Balance, September 30, 2006	—	$—	$—	$219,520	$53,535	$—	$273,055
Balance, January 1, 2007	—	$—	$—	$274,602	$29,175	$—	$303,777
Conversion transaction (Note 2)	22,765,407	227	(182,143)	(281,073)	—	—	(462,989)
Initial public offering transaction (Note 2)	30,762,500	308	483,285	—	—	—	483,593
Stock based compensation, net (Note 8)	—	—	902	—	—	—	902
Acquisition of treasury stock (Note 7)	—	—	—	—	—	(69,043)	(69,043)
Dividend to common stockholders	—	—	—	(6,299)	—	—	(6,299)
Comprehensive income:
Net income before conversion	—	—	—	6,471	—	—	6,471
Net income after conversion	—	—	—	82,048	—	—	82,048
Net income for the period	—	—	—	88,519	—	—	88,519
Change in net unrealized gains on investments, net of taxes	—	—	—	—	3,294	—	3,294
Comprehensive income							91,813
Balance, September 30, 2007	53,527,907	$535	$302,044	$75,749	$32,469	$(69,043)	$341,754

See accompanying unaudited notes to consolidated financial statements.

EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2007	2006
	(unaudited)
Operating activities
Net income	$88,519	$116,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,517	2,726
Stock based compensation	902	—
Amortization of premium on investments, net	4,848	4,072
Allowance for doubtful accounts – premiums receivable	780	1,910
Deferred income tax expense	5,160	2,445
Realized losses (gains) on investments, net	322	(5,660)
Change in operating assets and liabilities:
Accrued investment income	(310)	(2,291)
Premiums receivable	5,753	6,861
Reinsurance recoverable on paid and unpaid losses	36,748	34,832
Funds held by or deposited with reinsureds	5,283	9,315
Unpaid losses and loss adjustment expenses	(25,264)	(34,422)
Unearned premiums	(2,442)	(2,405)
Federal income taxes payable	(14,245)	21,839
Accounts payable, accrued expenses and other liabilities	(11,400)	—
Deferred reinsurance gain – LPT Agreement	(13,694)	(14,614)
Other	(3,041)	(15,233)
Net cash provided by operating activities	82,436	125,863
Investing activities
Purchase of fixed maturities	(214,197)	(381,350)
Purchase of equity securities	(1,021)	(11,054)
Proceeds from sale of fixed maturities	156,471	131,141
Proceeds from sale of equity securities	2,744	18,489
Proceeds from maturities and redemptions of investments	40,650	127,521
Capital expenditures and other, net	(3,993)	(4,929)
Net cash used in investing activities	(19,346)	(120,182)
Financing activities
Issuance of common stock, net	486,670	(799)
Cash paid to eligible policyholders under plan of conversion	(462,989)	—
Acquisition of treasury stock	(67,288)	—
Dividend paid to stockholders	(6,299)	—
Net cash used by financing activities	(49,906)	(799)
Net increase in cash and cash equivalents	13,184	4,882
Cash and cash equivalents at the beginning of the period	79,984	61,083
Cash and cash equivalents at the end of the period	$93,168	$65,965
Schedule of noncash transactions
Stock issued in exchange for membership interest	$281,073	$—

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain

Investments in Debt and Equity Securities (SFAS No. 159). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (1) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply FASB Statement No. 157, Fair Value Measurements. The Company did not make such an election. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

Reclassifications

Certain prior year information has been reclassified to conform to the current period presentation.

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

Upon completion of EHI’s IPO, the capitalized issuance costs related to the IPO of $5.4 million were netted against the IPO proceeds in additional paid-in capital in the accompanying consolidated balance sheets. The costs related to the conversion were $10.9 million, of which $0.9 million was incurred in the period from January 1, 2007 through February 5, 2007 and $3.5 million was incurred during the nine months ended September 30, 2006. Conversion expenses consisted primarily of printing and mailing costs and the aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants. These costs have no tax benefit and were expensed as incurred and are included in the underwriting and other operating expense in the accompanying consolidated statement of income for the nine months ended September 30, 2007.

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

During the three months ended September 30, 2007, the Company reversed $5.8 million of liabilities for previously unrecognized tax benefits which includes $0.7 million of related accrued interest, as a result of certain statutory periods expiring. The reversal decreased the Company’s three and nine months ended

September 30, 2007, effective tax rate by 14.5 and 4.3 percentage points, respectively. There were no adjustments to the unrecognized tax benefit liability during the first six months of fiscal 2007. It is reasonably possible that the remaining balance of the unrecognized tax benefits of $10.1 million (including interest of $1.8 million), will be recognized during the second half of fiscal 2008 as statutory periods expire.

Tax years 2004 through 2006 are subject to examination by the federal taxing authority. There are no income tax examinations currently in progress.

4.    Liability for Unpaid Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the liability for unpaid losses and LAE:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Beginning of the period	$2,307,755	$2,349,981
Reinsurance recoverable for incurred but unpaid losses and LAE	(1,098,103)	(1,141,500)
Beginning balance, net of reinsurance	1,209,652	1,208,481
Incurred losses and LAE, net of reinsurance related to:
Current period	168,481	192,080
Prior period	(43,451)	(81,721)
Total incurred losses and LAE, net of reinsurance	125,030	110,359
Losses and LAE payments, net of reinsurance, related to:
Current period	26,702	25,556
Prior period	87,239	83,796
Total losses and LAE payments, net of reinsurance	113,941	109,352
Balance, net of reinsurance, September 30	1,220,741	1,209,488
Reinsurance recoverable for incurred but unpaid losses and LAE	1,061,750	1,106,071
Balance, September 30	$2,282,491	$2,315,559

The above table excludes the impact of the amortization of the deferred gain – LPT Agreement and the reduction of the ceded reserves on the LPT Agreement (Note 5). The Company amortized $13.7 million and $14.6 million of the deferred gain for the nine months ended September 30, 2007 and 2006, respectively, which are reflected in losses and LAE incurred in the consolidated statements of income.

Estimates of incurred losses and LAE attributable to insured events of prior periods decreased due to continued favorable development in losses for such prior accident years (actual losses paid and current projections of unpaid losses were less than the Company originally anticipated). The reduction in the liability for unpaid losses and LAE was $43.4 million and $81.7 million for the nine months ended September 30, 2007 and 2006, respectively, which includes $7.4 million and $68.9 million in reductions during the three months ended September 30, 2007 and 2006, respectively. The $7.4 million and $43.4 million include an offset of $1.6 million related to the impact of a commutation of excess loss reinsurance agreements covering the periods July 1, 2000 to June 30, 2002. The major sources of this favorable development are attributable to actual paid losses being less than expected and the continued recalibration of selected patterns of claim emergence and claim payment used in the projection of future loss payments in the Company’s California and Nevada business as more information becomes known.

5.    LPT Agreement

The Company is a party to a 100% quota share retroactive reinsurance agreement (LPT Agreement) under which $1.5 billion in liabilities for losses and LAE related to claims incurred prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The initial deferred gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method over the period the underlying reinsured claims are paid. The Company amortized $4.6 million and $13.7 million of the deferred gain for the three months and nine months ended September 30, 2007, respectively, and $5.0 million and $14.6 million of the deferred gain for the three months and nine months ended September 30, 2006, respectively. The adjustments to the deferred gain are recorded in losses and LAE incurred in the accompanying consolidated statements of income. The remaining deferred gain was $429.3 million and $443.0 million as of September 30, 2007 and December 31, 2006, respectively, which is included in the accompanying consolidated balance sheets as deferred reinsurance gain – LPT Agreement.

6.    Other Comprehensive Income

Comprehensive income encompasses all changes in equity (except those arising from transactions with stockholders) and includes net income and changes in net unrealized investment gains and losses on investment securities available for sale, net of taxes. The following table summarizes the components of accumulated other comprehensive income as of September 30:

	2007	2006
	(in thousands)
Net unrealized gain on investment, before taxes	$49,953	$82,135
Deferred tax expense	(17,484)	(28,600)
Total accumulated other comprehensive income, net of taxes	$32,469	$53,535

The following table summarizes the change in the components of total comprehensive income for three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Unrealized gains arising during the period, before taxes	$29,059	$51,062	$4,746	$23,833
Less: income tax expense	10,131	17,724	1,661	8,194
Unrealized gains arising during the period, net of taxes	18,928	33,338	3,085	15,639
Less: reclassification adjustment:
Realized gains (losses) realized in net income	146	2,758	(322)	5,660
Income tax expense (benefit)	51	965	(113)	1,981
Reclassification adjustment for realized gains (losses) in net income	95	1,793	(209)	3,679
Other comprehensive income	18,833	31,545	3,294	11,960
Net income	29,880	76,992	88,519	116,488
Total comprehensive income	$48,713	$108,537	$91,813	$128,448

7.    Stockholders’ Equity

Stock Repurchase Program

On May 10, 2007, the Company’s Board of Directors authorized a stock repurchase program (the Program). The Program authorized the Company to use up to $75.0 million in assets for the discretionary repurchase of its common stock during the remainder of fiscal 2007, in accordance with applicable laws and regulations. As of September 30, 2007, the Program resulted in the purchase of 3,625,521 shares at a cost of $69.0 million which is included in the accompanying consolidated balance sheets as treasury stock, at cost. The $75.0 million stock repurchase program was completed on October 17, 2007 and resulted in 3,911,272 common shares repurchased.

8.    Stock-Based Compensation

On October 3, 2006, the Company’s Board of Directors approved the Employers Holdings, Inc. Equity and Incentive Plan (the Plan), effective as of the close of the Company’s IPO. The Plan is administered by the Compensation Committee of the Board of Directors, which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants and independent contractors. The maximum number of common shares reserved for grants of awards under the Plan is 1,605,838 shares, or 3% of EHI’s outstanding common shares as of February 5, 2007. The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, stock performance awards and other stock-based awards.

As of September 30, 2007, nonqualified stock options, restricted stock units, and performance share awards have been granted, but no incentive stock options, stock appreciation rights or restricted stock have been granted under the Plan. SFAS No. 123(R) Share-Based Payment (SFAS 123(R)), was effective for the Company on January 1, 2006. During 2006, neither EHI nor its predecessor, EIG, had any outstanding shares of common stock and, therefore; no share-based payments were made. Under SFAS 123(R), share-based payments made to employees must be recognized in the consolidated statements of income based on their fair values over the employees’ service period.

Nonqualified Stock Options

During the nine month period ended September 30, 2007, EHI made ‘‘founders’ grants’’ to employees, excluding senior officers, in the form of 186,000 nonqualified stock options under the terms set forth in the Plan and the applicable grants. Full-time employees each received 300 options and part-time employees received 150 options. These options vest pro rata on each of the first three anniversaries of the effective date of EHI’s IPO. The options are subject to accelerated vesting in certain limited circumstances, such as: termination other than for cause, termination as a result of retirement, death or disability, and in connection with a change of control. The options expire seven years from the date of grant. The per share exercise price of these options is equal to the IPO price of $17.00 per common share.

Additionally, on August 8, 2007, the Company awarded 420,916 options to the officers of the Company. These options have a service vesting period of 3.5 years. These options vest 25% on February 8, 2008, and the subsequent three anniversaries of such date. The options are subject to accelerated vesting in certain limited circumstances, such as: termination by the Company other than for cause, termination as a result of retirement, death or disability, and in connection with a change of control. The options expire seven years from the date of grant. The per share exercise price of these options is equal to the fair market value of the stock on the grant date, or $18.79.

Under SFAS No. 123(R), share-based payments made to employees must be recognized in the consolidated statements of income based on their fair value of the options over the requisite vesting period.

The fair value of the stock options granted is estimated using Black-Scholes option pricing model that uses the assumptions noted in the following table. Due to EHI’s limited public history, the expected stock price volatility was based on a weighted average of the Company’s historical stock price volatility since the IPO of its common stock and the historical volatility of peer companies’ stock for a period of time equal to the expected term of the option. EHI believes that the historical volatility of this peer group is currently the best estimate of expected volatility of the market price of EHI’s common stock. The expected term of the options granted is calculated using the ‘plain-vanilla’ calculation provided in the guidance of the SEC’s Staff Accounting Bulletin No. 107. The dividend yield was calculated using amounts authorized by the Board of Directors. The risk-free interest rate is the yield on the grant date of the options of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the options.

The fair market value of the stock options granted during the three and nine months ended September 30, 2007 was calculated using the following weighted average assumptions:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Expected volatility	32.40%	32.50%
Expected life (in years)	4.60	4.60
Dividend yield	1.30%	1.30%
Risk-Free Interest rate	4.70%	4.70%
Weighted average grant date fair values of options granted	$5.88	$5.68

Changes in outstanding stock options for the nine months ended September 30, 2007 were as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
			(in years)
Options outstanding at January 1, 2007	—
Granted	606,916	$18.24	6.7
Exercised	—	—
Forfeited	(15,988)	17.00
Options outstanding at September 30, 2007	590,928	18.28	6.7
Exercisable at September 30, 2007	1,262	$17.00	0.7

For the three months and nine months ended September 30, 2007, stock-based compensations costs of $350.9 thousand and $556.7 thousand were recognized as a component of other underwriting expenses respectively. For the three months and nine months ended September 30, 2007, related income tax benefits of $122.8 thousand and $194.8 thousand were recognized as components of income taxes in the consolidated statement of income, respectively. At September 30, 2007, the Company had yet to recognize $2.8 million in deferred compensation related to non-qualified stock option grants and expects to recognize these costs over the next 3.3 years. There were no stock-based compensation costs incurred during the three and nine months ended September 30, 2006.

Performance Share Awards

On August 8, 2007, officers of the Company were awarded, in aggregate, 140,311 performance share awards (PSAs) for the period ending December 31, 2009. These PSAs are subject to certain performance targets with payouts that range from 0% up to 150% of the target award. The fair market value of the PSAs on the date of grant was $2.6 million. For the three and nine months ended September 30, 2007, the Company recognized stock-based compensation costs of $265.0 thousand as a component of other underwriting expenses. During the same periods, a related income tax benefit of $92.8 thousand was recognized as a component of income taxes in the consolidated statement of income. At September 30, 2007, the Company had yet to recognize $2.4 million in deferred compensation related to the PSAs and expects to recognize these costs over the next 2.3 years.

Restricted Stock Units

On August 5, 2007, the Company awarded the non-employee members of the Board of Directors, in aggregate, 23,760 restricted stock units (RSUs). These RSUs vest on the date of the first annual meeting of the stockholders after January 1, 2008, except for accelerated vesting in the case of death or disability of the Director or as a result of a change of control. Vested RSUs will be settled in Company stock six months following the awardees’ termination of service as a member of the Board of Directors. Prior to settlement, dividend equivalents are paid with respect to vested RSUs and are credited as additional vested RSUs. The fair market value of the RSUs on the date of grant was $399.9 thousand. For the three and nine months ended September 30, 2007, the Company recognized stock-based compensation costs of $80.0 thousand as a component of other underwriting expenses. During the same periods, a related income tax benefit of $28.0 thousand was recognized as a component of income taxes in the consolidated statement of income. At September 30, 2007, the Company had yet to recognize $319.9 thousand in deferred compensation related to the RSUs and expects to recognize these costs over the next eight months.

9.    Earnings per share

SFAS No. 128, Earnings per Share, provides for the calculation of ‘‘Basic’’ and ‘‘Diluted’’ earnings per share. Basic earnings per share includes no dilution and is computed by dividing income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of equity. Diluted earnings per common share includes common shares assumed issued under the ‘‘treasury stock method,’’ which reflects the potential dilution that would occur if any outstanding options were to be exercised.

The following table presents the net income and the weighted average shares outstanding used in the earnings per common share calculations for the three months ended September 30, 2007 and for the period February 5, 2007 through September 30, 2007:

	Three Months Ended September 30, 2007	February 5, 2007 through September 30, 2007
	(in thousands, except share and per share data)
Net income available to common stockholders – basic and diluted	$29,880	$82,048
Weighted average number of common shares outstanding – basic	51,720,231	52,818,747
Effect of dilutive securities:
Performance share awards	4,465	1,726
Restricted stock units	2,320	897
Dilutive potential common shares	6,785	2,623
Weighted average number of common shares outstanding – diluted	51,727,016	52,821,370
Earnings per common share:
Basic	$0.58	$1.55
Diluted	$0.58	$1.55

For the three months ended September 30, 2007, earnings per common share – basic – was calculated using the three months of net income for the period and the actual weighted shares outstanding. Earnings per common share – diluted – is based on the actual weighted shares outstanding adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares that could have been purchased from the proceeds of the potentially dilutive shares. The Company’s outstanding options have been excluded in computing the diluted earnings per share for the three months ended September 30, 2007, because their inclusion would be anti-dilutive.

The earnings per common share – basic – for the period February 5, 2007 through September 30, 2007 was calculated using only the net income available to common stockholders for the period after the IPO, as shown on the consolidated statements of income, and the weighted average shares outstanding during the same period. Earnings per common share – diluted – is based on the actual weighted shares outstanding adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares that could have been purchased from the proceeds of the potentially dilutive shares. The Company’s outstanding options have been excluded in computing the diluted earnings per share for the period February 5, 2007 through September 30, 2007 because their inclusion would be anti-dilutive.

The pro forma earnings per common share – basic and diluted – presented on the accompanying unaudited consolidated financial statements of income is intended to depict the impact of the conversion because neither EHI, nor its predecessor, EIG, had, prior to the conversion, any outstanding common shares. The following table presents the pro forma net income and weighted average shares outstanding used in the earnings per common share calculations for the three months ended September 30, 2006, nine months ended September 30, 2007 and nine months ended September 30, 2006:

	Pro Forma for the Three Months Ended September 30, 2006	Pro Forma for the Nine Months Ended September 30, 2007	Pro Forma for the Nine Months Ended September 30, 2006
Net income available to common stockholders – basic and diluted	$76,992	$88,519	$116,488
Weighted average number of common shares outstanding – basic	50,000,002	52,457,369	50,000,002
Effect of dilutive securities:
Performance share awards	—	1,505	—
Restricted stock units	—	782	—
Dilutive potential common shares	—	2,287	—
Weighted average number of common shares outstanding – diluted	50,000,002	52,459,656	50,000,002
Earnings per common share:
Basic	$1.54	$1.69	$2.33
Diluted	$1.54	$1.69	$2.33

The pro forma earnings per common share for the three months and the nine months ended September 30, 2006, is calculated using only those shares available to eligible members in the conversion, or 50,000,002 shares, and does not include any shares issued to new investors in connection with EHI’s IPO. EIG had no common stock equivalents outstanding that would create a dilutive effect on the pro forma earnings per common share for the nine months ended September 30, 2006.

The pro forma earnings per common share – basic – calculation for the nine months ended September 30, 2007, is calculated using net income for the nine months ended September 30, 2007, as presented on the accompanying unaudited consolidated statements of income. The weighted average shares outstanding was calculated using those shares available to eligible members in the conversion, or 50,000,002 shares, for the period prior to the IPO, and the actual weighted shares outstanding for the period after the IPO. Earnings per common share – diluted – is based on the pro forma weighted shares outstanding – basic – adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares that could have been purchased from the proceeds of the potentially dilutive shares. The Company’s outstanding options have been excluded in computing the diluted earnings per share for the period February 5, 2007 through September 30, 2007, because their inclusion would be anti-dilutive.

10.    Subsequent Events

Authorized Dividend

On November 8, 2007, the EHI Board of Directors authorized the payment of a cash dividend in the amount of $0.06 per share of common stock to the stockholders of record as of November 22, 2007. The dividend, estimated to be $3.0 million, will be paid on December 12, 2007.

Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to ‘‘Employers,’’ ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘Company’’ or similar terms refer to Employers Holdings, Inc. (EHI), together with its subsidiaries. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the Securities and Exchange Commission (SEC), including our 2006 Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 30, 2007.

The discussion under the heading ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2006, as updated by the discussion in Part II, Item 1A of this quarterly report, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to purchase, hold, or sell our common stock.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to the following:

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

In October 2007, we announced a new strategic partnership with Intego Insurance Services, LLC, a distributor of payroll deduction workers’ compensation insurance products. This is in addition to our already established strategic distribution partnerships with ADP, Wellpoint and E-chx. Beginning December 1, 2007, this new, non-exclusive partnership will allow us to offer our workers’ compensation products with a billing that is integrated with Intego’s payroll products to small businesses in Texas, Florida and Illinois.

On June 6, 2007, the A.M. Best Company (A.M. Best) affirmed the financial strength rating (FSR) of ‘‘A-’’ (Excellent) and assigned issuer credit ratings (ICR) of ‘‘a-’’ to Employers Group, Inc. and our two pooled property/casualty operating subsidiaries, EICN and ECIC. The outlook for all ratings is positive. The outlook reflects the expectation that operating performance and capitalization will continue to be sustained at the strong levels reported in recent years.

Revenues

We derive our revenues primarily from the following:

Net Premiums Earned.    Our net premiums earned have historically been generated primarily in California and Nevada. In California, we have reduced our premium rates by 62.3% from September 2003 through September 15, 2007, including a decline of 38.1% since January 1, 2006. This compares with the recommendation of the California Workers’ Compensation Insurance Rating Bureau (WCIRB) of a 45.0% rate decrease since January 1, 2006. We have reduced our premium rates in Nevada by 13.5% since January 2004 to date.

On March 30, 2007, the WCIRB, an industry-backed private organization that provides statistical analysis, submitted a filing with the California Insurance Commissioner recommending an 11.3% decrease in advisory pure premium rates on new and renewal policies incepting on or after July 1, 2007. The filing was based upon a review of loss and loss adjustment experience through December 31, 2006, and was made in response to continued reductions in California workers’ compensation claim costs as a result of reform legislation enacted primarily in 2003 and 2004. On May 29, 2007, the California Insurance Commissioner ordered a 14.2% decrease in workers’ compensation advisory pure premium rates for policies incepting on or after July 1, 2007. Such decisions of the California Insurance Commissioner are advisory only and insurance companies may choose whether or not to adopt the new rates.

Based upon our most recent analysis of California loss trends and the competitive market, on July 27, 2007, we filed new rates reflecting an average reduction of 4.5% from prior rates for new or renewal policies incepting on or after September 15, 2007. The filing was approved on August 16, 2007.

On October 19, 2007, the WCIRB amended a filing with the California Insurance Commissioner recommending an average 5.2% increase in advisory pure premium rates on new and renewal policies effective January 1, 2008. The recommended increase was based on an analysis of losses and loss adjustment expense data for accident years 2006 and prior and Assembly Bill No. 338 signed by the Governor on October 13, 2007 extending the time period for which temporary disability payments may be paid. Such rates, if adopted by the California Insurance Commissioner, are advisory only and insurance companies may choose whether or not to adopt the new rates. A public hearing took place on October 23, 2007. Our California rates continue to be based upon our actuarial analysis of current and anticipated loss cost trends, and we have not made a determination as to whether we will file new rates for January 1, 2008.

In Nevada, rate levels have increased as a result of a decision of the Nevada Commissioner of Insurance to increase rates beginning March 1, 2007, by 3.4%. We adopted the 3.4% rate increase for policies incepting on or after March 1, 2007.

Our business continues to target insureds located in selected states, primarily California and Nevada. The following table sets forth our direct premiums written by state and as a percentage of total direct premiums written:

	Three Months Ended September 30,				Nine Months Ended September 30,
States	2007		2006		2007		2006
	(in thousands, except percentages)
California	$63,526	71.9%	$67,961	74.5%	$189,018	70.5%	$220,201	72.7%
Nevada	14,214	16.1	15,154	16.6	51,504	19.2	62,294	20.6
Colorado	3,322	3.8	3,730	4.1	9,433	3.5	10,131	3.3
Utah	2,145	2.4	1,983	2.2	6,163	2.3	5,316	1.7
Idaho	1,674	1.9	1,011	1.1	5,028	1.9	2,797	0.9
Montana	1,784	2.0	1,233	1.4	3,464	1.3	2,140	0.7
Other	1,668	1.9	105	0.1	3,583	1.3	192	0.1
Total	$88,333	100.0%	$91,177	100.0%	$268,193	100.0%	$303,071	100.0%

For the nine months ended September 30, 2007, we wrote 70.5% and 19.2% of our direct premiums written in California and Nevada, respectively. We currently write business in nine other states (Arizona, Colorado, Florida, Idaho, Illinois, Montana, Oregon, Texas and Utah) and are licensed to write business in six additional states (Georgia, Maryland, Massachusetts, New Mexico, New York and Pennsylvania). We commenced business in Oregon in April 2007 and in Florida in May 2007. We market and sell our workers’ compensation insurance products through independent agents and brokers, and through strategic distribution partners. For the nine months ended September 30, 2007, we wrote $76.5 million, or 28.5%, of our direct premiums written through strategic distribution partners.

The number of policies in force, at the specified dates, was as follows:

States	September 30, 2007	December 31, 2006	September 30, 2006
California	24,441	21,359	20,821
Nevada	6,241	6,523	6,727
Other	2,345	1,860	1,763
Total	33,027	29,742	29,311

During the nine months ended September 30, 2007, we experienced an increase of 3,285 policies, or 11.0%, over the total number of policies in force as of December 31, 2006. For the same nine month period, policies in California increased by 3,082, or 14.4%, and policies in states other than California and Nevada increased by 485, or 26.1%, which was offset by a decline in policies in Nevada of 282, or 4.3%.

During the 12 months ended September 30, 2007, we experienced an increase of 3,716 policies, or 12.7%, over the total number of policies in force at September 30, 2006. For the same 12 month period, policies in California increased by 3,620, or 17.4%, and policies in states other than California and Nevada increased by 582, or 33.0%, which was offset by a decline in policies in Nevada of 486, or 7.2%.

The decline in policies in Nevada occurred primarily in the first quarter as a result of adherence to our underwriting guidelines, which are designed to minimize the underwriting of classes of business that do not meet our target risk profiles, and due to competitive pressures. Our policy count growth, primarily in California, mitigated some of the decline in premiums we experienced principally due to declining rate levels.

Rate reductions or increases have been proposed in other states in which we operate. Overall, we expect to see declining total premiums in 2007, with policy count growth reducing, but not offsetting, the decline in total premiums written. It is uncertain how these trends will impact our future financial position and results of operations.

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

Underwriting and Other Operating Expense.    Underwriting and other operating expense includes the costs to acquire and maintain an insurance policy (excluding commissions) consisting of premium taxes and certain other general expenses that vary with, and are primarily related to, producing new or renewal business. These acquisition costs are deferred and amortized to underwriting and other operating expense in the statement of income as the related premiums are earned. Other underwriting expenses consist of policyholder dividends and general administrative expenses such as salaries and benefits, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, and fees and assessments of boards, bureaus and statistical agencies for policy service and administration items such as rating manuals, rating plans and experience data. Our underwriting and other operating expense is a reflection of our operational efficiency in producing, underwriting and administering our business. We expect that our efficiency will improve with the full implementation of our cost-effective and highly automated underwriting software program, EACCESSSM, that allows for electronic submission and review of insurance applications, while employing our underwriting standards and guidelines. However, the cost savings realized through such efficiencies may be offset, in whole or in part, by the additional costs that we are incurring in connection with the reporting and internal control requirements to which we are subject by federal securities laws and the New York Stock Exchange as a result of being a public company. Additionally, in 2006 and early 2007, the Company incurred costs related to the conversion of $10.9 million, of which $10.0 million was incurred for the year ended December 31, 2006, and $0.9 million was incurred for the period of January 1 through February 5, 2007. The conversion costs are a non-recurring expense.

Results of Operations

Three Months Ended September 30, 2007 and 2006

The following table summarizes our consolidated financial results for the three months ended September 30, 2007 and 2006:

			Increase (Decrease) 2007 Over 2006	Percentage Increase (Decrease) 2007 Over 2006
	Three Months Ended September 30,
	2007	2006
	(in thousands, except for percentages)
Selected Financial Data:
Gross premiums written	$90,265	$93,936	$(3,671)	(3.9)%
Net premiums written	87,319	90,441	(3,122)	(3.5)

Net premiums earned	$88,527	$95,990	$(7,463)	(7.8)%
Net investment income	19,246	17,237	2,009	11.7
Realized gains (losses) on
investments, net	146	2,758	(2,612)	(94.7)
Other income	861	1,451	(590)	(40.7)
Total revenues	108,780	117,436	(8,656)	(7.4)
Losses and LAE	40,867	(34,753)	75,620	217.6
Commission expense	12,411	11,878	533	4.5
Underwriting and other operating
expense	21,726	22,637	(911)	(4.0)
Income taxes	3,896	40,682	(36,786)	(90.4)
Total expenses	78,900	40,444	38,456	95.1
Net income	$29,880	$76,992	$(47,112)	(61.2)%
Selected Operating Data:
Combined ratio(1)	84.7%	(0.2)%	84.9%	n/a
Net income before impact of LPT Agreement(2)	$25,323	$72,020	$(46,697)	(64.8)%

(1)	The combined ratio is calculated by dividing the sum of losses and LAE, commission, underwriting and other operating expenses by net premiums earned.
(2)	We define net income before impact of LPT Agreement as net income less (i) amortization of deferred reinsurance gain – LPT Agreement and (ii) adjustments to LPT Agreement ceded reserves. Deferred reinsurance gain – LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of LPT Agreement is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to net income before income taxes and net income or any other measure of performance derived in accordance with GAAP.
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

The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the three months ended September 30:

	2007	2006
	(in thousands)
Net income	$29,880	$76,992
Less: Impact of LPT Agreement:
Amortization of deferred reinsurance gain – LPT Agreement	4,557	4,972
Net income before impact of LPT Agreement	$25,323	$72,020

Gross Premiums Written.    Gross premiums written decreased $3.7 million, or 3.9%, to $90.2 million for the three months ended September 30, 2007, from $93.9 million for the three months ended September 30, 2006. The decrease was primarily due to premium rate decreases in California. In California, our largest market, our filed rates on new business and renewals as of September 30, 2007 were 14.0% lower than September 30, 2006. The impact of the filed rate changes in written premium was partially offset by an increase in our total in force policy count during the last 12 month period of 12.7%.

Net Premiums Written.    Net premiums written decreased $3.1 million, or 3.5%, to $87.3 million for the three months ended September 30, 2007, from $90.4 million for the three months ended September 30, 2006. The decrease was primarily attributable to a $3.7 million decrease in gross premiums written for the same period.

Net Premiums Earned.    Net premiums earned decreased $7.5 million, or 7.8%, to $88.5 million for the three months ended September 30, 2007, from $96.0 million for the three months ended September 30, 2006. The decrease was primarily attributable to premium rate decreases in California.

Net Investment Income.    Net investment income increased $2.0 million, or 11.7%, to $19.2 million for the three months ended September 30, 2007, from $17.2 million for the three months ended September 30, 2006. An increase of $1.7 million was attributable to an increase in our portfolio yield due to an increase in fixed maturity securities resulting from the reallocation of the Company’s investment portfolio in the fourth quarter of 2006 and an overall increase in invested assets. The pre-tax book yield on invested assets increased approximately $0.8 million, or approximately 19.0 basis points, to 4.42% for the three month period ending September 30, 2007, as compared to 4.23% for the three month period ending September 30, 2006. The increase in overall invested assets resulted in investment income of $0.9 million. Higher cash balances generated $0.3 million of interest income.

Realized Gains (Losses) on Investments.    Realized gains on investments for the three months ended September 30, 2007, totaled $0.1 million as compared to a realized gain of $2.8 million for the same period in 2006. For the same period in 2006, there was a realized gain of $3.2 million primarily attributable to the sale of equity securities holdings, the market value of which was influenced by the acquisitions or mergers of the companies issuing such securities. Offsetting the $3.2 million realized gain was an other-than-temporary impairment of $0.4 million for the three months ended September 30, 2006.

Losses and LAE.    Losses and LAE increased $75.7 million, or 217.6%, to $40.9 million for the three months ended September 30, 2007, from $(34.8) million for the three months ended September 30, 2006. Losses and LAE were 46.2% and (36.2)% of net premiums earned for the three months ended September 30, 2007 and 2006, respectively. The increase in losses and LAE was due primarily to the amount of prior accident year development recognized in the periods which was $68.9 million for the three months ended September 30, 2006 and $7.4 million for the three months ended September 30, 2007, which also included an increase to net losses of $1.6 million related to a commutation of excess loss reinsurance agreements with GLOBAL Reinsurance Corporation of America.

The amount of the prior accident year development in third quarter 2006 referred to above, related to recognition of the benefits from California regulatory reforms, led us to also reevaluate our current accident year loss estimate. As a consequence, in the quarter ended September 30, 2006 we also reduced amounts previously provided for through June 30, 2006 relating to the current accident year, which comprises the majority of the remaining variance between years. Due to the timing of management’s adjustments to the loss and LAE reserves in 2006 as compared to 2007, there was an increase of 19.0 percentage points in our current accident year loss estimate for the three months ended September 30, 2007 as compared to the comparable period in 2006.

The table below reflects the losses and LAE reserve adjustments for the three months ended September 30:

	2007	2006
	(in millions)
Prior accident year favorable development, net	$7.4	$68.9
LPT amortization of the deferred reinsurance gain	$4.6	$5.0

There was no adjustment in either period to the direct reserves subject to the LPT Agreement. Losses and LAE include amortization of deferred reinsurance gain – LPT Agreement of $4.6 million and $5.0 million in the three months ended September 30, 2007 and 2006, respectively. Excluding the impact from the LPT Agreement, losses and LAE would have been $45.4 million and $(29.8) million, or 51.3% and (31.0)%, of net premiums earned for the three months ended September 30, 2007 and 2006, respectively.

Commission Expense.    Commission expense increased $0.5 million, or 4.5%, to $12.4 million for the three months ended September 30, 2007, from $11.9 million for the three months ended September 30, 2006. Commission expense was 14.0% and 12.4% of net premiums earned for the three months ended September 30, 2007 and 2006, respectively. Commission expense increased approximately $1.4 million primarily due to an increase in our commission rate on select policies incepting in July 2006 and after, and a new agency incentive commission plan covering policies incepting in 2007 and after, as compared to the prior plan year. This increase was partially offset by approximately $1.1 million due to a decrease in net premiums earned.

Underwriting and Other Operating Expense.    Underwriting and other operating expense decreased $0.9 million, or 4.0%, to $21.7 million for the three months ended September 30, 2007, from $22.6 million for the three months ended September 30, 2006. The decrease is primarily attributable to a decrease of $1.1 million in premium taxes (which included a $0.6 million refund of an assessment in the third quarter 2007), reduced bad debt expense of $0.7 million, and a reduction of $3.1 million in consulting and professional fees. The reduction in bad debt was attributable to a decrease in net premiums earned compared to the prior period 2006. Consulting and professional fees decreased in 2007 primarily due to one-time expenses incurred in 2006 related to the conversion from a mutual holding company to a stock company. These decreases were partially offset by a $2.4 million increase in salaries and benefits with a related increase in general operating expenses of $1.1 million, and $0.5 million increase in technology expense. The increase in salaries and benefits and related general operating expenses were due to increased staffing to support business needs and to meet the demands of being a public company.

Income Taxes.    Income taxes decreased $36.8 million, or 90.4%, to $3.9 million for the three months ended September 30, 2007, from $40.7 million for the three months ended September 30, 2006. The decrease in income taxes was primarily due to an $83.9 million decrease in pre-tax income and two other tax items which impacted the effective tax rate for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. The effective tax rate for the three months ended September 30, 2007, was 11.5% compared to 34.6% for the same period in 2006. The decrease of 23.1 percentage points in the effective tax rate was primarily due to approximately 5.9 percentage points related to the increase in the ratio of tax exempt interest and dividends to pre-tax income and 17.1 percentage points for the $5.8 million reversal of a liability for previously unrecognized tax benefits, including interest.

Net Income.    Net income was significantly impacted by two items: 1) favorable reserve adjustments related to prior years in third quarter 2006 of $68.9 million compared with $7.4 million in 2007 and 2) a decrease of 23.1 percentage points in the effective tax rate primarily due to the increase in the ratio of tax exempt interest and dividends to pre-tax income and the $5.8 million reversal of a liability for previously unrecognized tax benefits, including interest. Net income decreased $47.1 million, or 61.2%, to $29.9 million for the three months ended September 30, 2007, from $77.0 million for the comparable period in 2006.

Net income also includes amortization of deferred reinsurance gain – LPT Agreement of $4.6 million and $5.0 million for the three months ended September 30, 2007 and 2006, respectively. Excluding the LPT Agreement, net income would have been $25.3 million and $72.0 million for the three months ended September 30, 2007 and 2006, respectively.

Combined Ratio.    The combined ratio increased 84.9 percentage points to 84.7% for the three months ended September 30, 2007, from (0.2)% for the three months ended September 30, 2006. The change in combined ratio was primarily due to the amount of prior accident year development recognized in the periods which was $68.9 million for the three months ended September 30, 2006 and $7.4 million for the three months ended September 30, 2007, which also included an increase to net losses of $1.6 million related to the impact of a commutation of excess loss reinsurance agreements with GLOBAL Reinsurance Corporation of America. The amount of the prior accident year development in third quarter 2006, referred to above, led us to also reevaluate our then current accident year loss estimate in that period. As a consequence, in the quarter ended September 30, 2006 we also reduced amounts previously provided for through June 30, 2006 relating to the current accident year, which comprises the majority of the remaining variance between years.

Results of Operations

Nine Months Ended September 30, 2007 and 2006

The following table summarizes our consolidated financial results for the nine months ended September 30, 2007 and September 30, 2006:

			Increase (Decrease) 2007 Over 2006	Percentage Increase (Decrease) 2007 Over 2006
	Nine Months Ended September 30,
	2007	2006
	(in thousands, except for percentages)
Selected Financial Data:
Gross premiums written	$271,312	$310,323	$(39,011)	(12.6)%
Net premiums written	262,032	299,472	(37,440)	(12.5)

Net premiums earned	$262,436	$300,137	$(37,701)	(12.6)%
Net investment income	59,386	49,715	9,671	19.5
Realized gains (losses) on investments, net	(322)	5,660	(5,982)	(105.7)
Other income	3,047	3,694	(647)	(17.5)
Total revenues	324,547	359,206	(34,659)	(9.6)
Losses and LAE	111,336	95,745	15,591	16.3
Commission expense	35,797	36,762	(965)	(2.6)
Underwriting and other operating expense	67,778	59,151	8,627	14.6
Income taxes	21,117	51,060	(29,943)	(58.6)%
Total expenses	236,028	242,718	(6,690)	(2.8)
Net income	$88,519	$116,488	$(27,969)	(24.0)%
Selected Operating Data:
Combined ratio(1)	81.9%	63.8%	18.1%	n/a
Net income before impact of LPT Agreement(2)	$74,825	$101,874	$(27,049)	(26.6)%

(1)	The combined ratio is calculated by dividing the sum of losses and LAE, commission, underwriting and other operating expenses by net premiums earned.
(2)	We define net income before impact of LPT Agreement as net income less (i) amortization of deferred reinsurance gain – LPT Agreement and (ii) adjustments to LPT Agreement ceded reserves. Deferred reinsurance gain – LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of LPT Agreement is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to net income before income taxes and net income or any other measure of performance derived in accordance with GAAP.
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

The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the nine months ended September 30:

	2007	2006
	(in millions)
Net income	$88,519	$116,488
Less: Impact of LPT Agreement:
Amortization of deferred reinsurance gain – LPT Agreement	13,694	14,614
Net income before impact of LPT Agreement	$74,825	$101,874

Gross Premiums Written.    Gross premiums written decreased $39.0 million, or 12.6%, to $271.3 million for the nine months ended September 30, 2007, from $310.3 million for the nine months ended September 30, 2006. The decrease was primarily due to premium rate decreases in California as well as a decline in policy counts in Nevada as a result of our adherence to our underwriting guidelines. In California, our largest market, our filed rates on new business and renewals as of September 30, 2007, were 14.0% lower than September 30, 2006. The impact of the filed rated changes on written premium was partially offset by a 12.7% increase in our total in force policy count during the last 12 month period.

Net Premiums Written.    Net premiums written decreased $37.4 million, or 12.5%, to $262.0 million for the nine months ended September 30, 2007, from $299.4 million for the nine months ended September 30, 2006. The decrease was primarily attributable to a $39.0 million decrease in gross premiums written for the same period.

Net Premiums Earned.    Net premiums earned decreased $37.7 million, or 12.6%, to $262.4 million for the nine months ended September 30, 2007, from $300.1 million for the nine months ended September 30, 2006. The decrease was primarily attributable to a $37.4 million decrease in net premiums written for the same period.

Net Investment Income.    Net investment income increased $9.7 million, or 19.5%, to $59.4 million for the nine months ended September 30, 2007, from $49.7 million for the nine months ended September 30, 2006. The change was attributable to three factors: (i) an increase in fixed maturity securities resulting from the reallocation of the Company’s investment portfolio in the fourth quarter of 2006 which increased our portfolio yield; (ii) an increase in the invested assets; and (iii) interest income generated by higher cash balances due to financing activities. The pre-tax book yield on invested assets increased approximately $2.8 million, or approximately 22.0 basis points, to 4.41% at September 30, 2007, as compared to 4.19% at September 30, 2006. The increase in overall invested assets resulted in additional investment income of $4.5 million. The net proceeds from the IPO generated $1.8 million interest income prior to distribution to eligible members and higher cash balances generated $0.6 million of interest income.

Realized Gains (Losses) on Investments.    Realized losses on investments for the first nine months ended September 30, 2007, totaled $0.3 million as compared to realized gains of $5.7 million for the same period in 2006. For the nine months ended September 30, 2007, we sold $55.0 million of fixed maturity securities to begin our share repurchase program which resulted in a realized loss of $0.5 million. For the same period in 2006 there was a realized gain of $6.1 million primarily attributable to the sale of equity securities holdings, the market value of which was influenced by the acquisitions or mergers of the companies issuing such securities, offset by an other-than-temporary impairment of $0.4 million.

Losses and LAE.    Losses and LAE increased $15.6 million, or 16.3%, to $111.3 million for the nine months ended September 30, 2007, from $95.7 million for the nine months ended September 30, 2006. Losses and LAE were 42.4% and 31.9% of net premiums earned for the nine months ended September 30, 2007 and 2006, respectively. The increase in losses and LAE and smaller adjustment for favorable prior accident year development for the nine months ended September 30, 2007 as compared to the comparable prior year period is primarily due to a large favorable prior accident year adjustment taken in third quarter 2006 in recognition of favorable development related to California regulatory reforms.

The table below reflects the losses and LAE reserve adjustments for the nine months ended September 30:

	2007	2006
	(in millions)
Prior accident year favorable development, net	$43.4	$81.7
LPT amortization of the deferred reinsurance gain	$13.7	$14.6

There was no adjustment in either period to the direct reserves subject to the LPT Agreement. Losses and LAE include amortization of deferred reinsurance gain – LPT Agreement of $13.7 million and $14.6 million in the nine months ended September 30, 2007 and 2006, respectively. Excluding the impact from the LPT Agreement, losses and LAE would have been $125.0 million and $110.4 million, or 47.6% and 36.8%, of net premiums earned for the nine months ended September 30, 2007 and 2006, respectively.

Commission Expense.    Commission expense decreased $1.0 million, or 2.6%, to $35.8 million for the nine months ended September 30, 2007, from $36.8 million for the nine months ended September 30, 2006. Commission expense was 13.6% and 12.2% of net premiums earned for the nine months ended September 30, 2007 and 2006, respectively. Commission expense decreased approximately $5.1 million due to a decrease in net earned premium of $37.7 million. The decrease was offset by a two percentage point increase in our commission rate on select policies incepting July 2006 and after, which resulted in increased commission expense of $4.2 million for the nine months ended September 30, 2007 compared to nine months ended September 30, 2006.

Underwriting and Other Operating Expense.    Underwriting and other operating expense increased $8.6 million, or 14.6%, to $67.8 million for the nine months ended September 30, 2007, from $59.2 million for the nine months ended September 30, 2006. The increase is primarily due to a $5.9 million increase in salaries and benefits with a related $1.9 million increase in general operating expenses and a $3.2 million increase in technology maintenance and depreciation expense. This was partially offset by a $0.9 million decrease in consulting and professional fees, a reduction of $0.6 million in premium taxes and reduced bad debt expense of $0.9 million attributable to the decrease in net premiums earned compared to the prior period 2006.

The increase in salaries and benefits and related general operating expenses were due to the increased staffing to support business needs and to meet the demands of being a public company. Technology maintenance and depreciation expense increased as a result of implementing EACCESS, our new underwriting system, on July 1, 2006, and network expansion costs. The decrease in our consulting and professional fees was primarily due to one-time incurred expenses related to the conversion from a mutual holding company to a stock company in 2006.

Income Taxes.    Income taxes decreased $30.0 million, or 58.6%, to $21.1 million for the nine months ended September 30, 2007, from $51.1 million for the nine months ended September 30, 2006. The decrease in income taxes was primarily due to a $57.9 million decrease in pre-tax income and two other tax items discussed below which impacted the effective tax rate for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The effective tax rate for the nine months ended September 30, 2007, was 19.3% compared to 30.5% for the same period in 2006. The decrease of 11.2 percentage points in the effective tax rate was primarily due to approximately 3.4 percentage points related to the increase in the ratio of tax exempt interest and dividends to pre-tax income resulting from a fourth quarter 2006 portfolio reallocation, and 5.3 percentage points for the $5.8 million reversal of a liability for previously unrecognized tax benefits, including interest.

Net Income.    Net income was significantly impacted by two items: 1) favorable reserve adjustments related to prior years for the nine months ended September 30, 2006 of $87.1 million compared with $43.4 million for the same period in 2007 and 2) a decrease of 11.2 percentage points in the effective tax rate primarily due to the increase in the ratio of tax exempt interest and dividends to pre-tax income and the $5.8 million reversal of a liability for previously unrecognized tax benefits, including interest. Net income decreased $28.0 million, or 24.0%, to $88.5 million for the nine months ended September 30, 2007, from $116.5 million for the comparable period in 2006.

Net income includes amortization of deferred reinsurance gain – LPT Agreement of $13.7 million and $14.6 million for the nine months ended September 30, 2007 and 2006, respectively. Excluding the LPT Agreement, net income would have been $74.8 million and $101.9 million for the nine months ended September 30, 2007 and 2006, respectively.

Combined Ratio.    The combined ratio increased 18.0 percentage points to 81.9% for the nine months ended September 30, 2007, from 63.8% for the nine months ended September 30, 2006. The change in combined ratio was primarily due to a large favorable prior accident year adjustment taken in third quarter 2006 in recognition of favorable development related to California regulatory reforms.

Liquidity and Capital Resources

Parent Company.    The primary source of liquidity and capital resources for EHI is dividends received from the earnings of our insurance subsidiaries, EICN and ECIC, subject to regulatory restrictions.

On September 6, 2007, Employers Occupational Health, Inc. (EOH), a wholly owned subsidiary of Employers Group, Inc. (EGI) declared a $5.0 million dividend, which was paid on September 14, 2007, to its sole stockholder, EGI, the intermediate holding company and subsidiary of Employers Holdings, Inc. (EHI). Also, on September 6, 2007, the EGI Board of Directors declared a dividend of $5.0 million to EHI.

On August 9, 2007, the EICN Board of Directors declared a $38.0 million dividend, which is the regulatory allowable amount, to EGI, the intermediate holding company and subsidiary of EHI. Also on August 9, 2007, the EGI Board of Directors declared a dividend of $38.0 million to EHI.

On April 25, 2007, the EICN Board of Directors authorized the payment of $55.0 million in extraordinary dividends, subject to the order by the Nevada Division of Insurance (NDOI), to EGI, the intermediate holding company and a subsidiary of EHI. On May 10, 2007, the EGI Board of Directors approved a dividend of $55.0 million to EHI, consistent with the previous approval by the NDOI.

On May 10, 2007, the EHI Board of Directors authorized a stock repurchase program of up to $75.0 million of EHI’s common stock. EHI began repurchasing shares in the open market on May 31, 2007. As of September 30, 2007, we repurchased 3,625,521 shares of our common stock at the average price paid, including commissions, of $19.04 per share, for a total of $69.0 million, which is included in the consolidated balance sheet as treasury stock, at cost. The $75.0 million stock repurchase program was completed on October 17, 2007, with the repurchase of a total of 3,911,272 shares of our common stock.

The EHI Board of Directors began paying the Company’s dividend to stockholders in the second quarter of 2007. The Company expects to continue its policy of paying regular cash dividends, although there can be no assurance that EHI will declare and pay additional dividends. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon EHI’s subsidiaries’ payment of dividends and/or other statutorily permissible payments to EHI, results of operations and cash flows, financial position and capital requirements, general business conditions, any legal, tax, regulatory and contractual restrictions on the payment of dividends and any other factors the EHI Board of Directors deems relevant.

On November 8, 2007, the EHI Board of Directors declared the payment of a quarterly dividend of $0.06 per share to our common stockholders of record as of November 22, 2007, payable on December 12, 2007. The approximate amount of this dividend is expected to be $3.0 million.

Operating Subsidiaries.    The primary sources of cash for EICN and ECIC, our insurance operating subsidiaries are funds generated from underwriting operations, investment income and proceeds from sales and maturities of investments. We monitor cash flows at both the consolidated and subsidiary levels. Cash provided from these sources has historically been used primarily for claims and claims adjustment expense payments and operating expenses.

Our net cash flows are generally invested in marketable securities. We closely monitor the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available for the payment of claims at the subsidiary level. Because our investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations or rebalance asset portfolios. At September 30, 2007, 93.7% of our investment portfolio consisted of fixed maturity investments and 6.3% consisted of equity securities.

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

On September 6, 2007, EOH, a wholly owned subsidiary of EGI, declared a $5.0 million dividend, which was paid on September 14, 2007, to its sole stockholder, EGI, the intermediate holding company and subsidiary of EHI. Also, on September 6, 2007, the EGI Board of Directors declared a dividend of $5.0 million to EHI.

On August 9, 2007, the EICN Board of Directors declared a $38.0 million dividend, which is the regulatory allowable amount, to EGI, the intermediate holding company and subsidiary of EHI.

We believe that our liquidity needs through 2008, including the approval of future stockholder dividends and stock repurchases, will be met from all of the above sources. We are not currently planning to make significant capital expenditures in 2007 or 2008, and we do not believe that we require additional surplus to support our near-term business strategy.

Cash Flows

We monitor cash flows at both the consolidated and subsidiary levels and project future cash needs using trend and variance analyses.

The table below shows our net cash flows for the nine months ended September 30:

	2007	2006
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$82,436	$125,863
Investing activities	(19,346)	(120,182)
Financing activities	(49,906)	(799)
Increase in cash and cash equivalents	$13,184	$4,882

Our consolidated net cash provided by operating activities for the nine months ended September 30, 2007, was $82.4 million, compared to cash flows from operations of $125.9 million for the nine months ended September 30, 2006. The $43.5 million decrease in net cash from operations for the nine months ended September 30, 2007, compared to the nine months ended 2006, was primarily due to a decrease of $37.9 million in premiums received and an increase of $18.2 million in underwriting expenses paid. These decreases were offset by an increase of $11.8 million from investment income received and activity from prepaying policy surcharges to the California Insurance Guarantee Association on behalf of policyholders that are billed and collected from policyholders in subsequent periods.

Investing activities resulted in net cash used of $19.3 million and $120.2 million for the nine months ended September 30, 2007 and 2006, respectively. The difference between periods is primarily attributable to a reduction of funds available for investing activities. In 2007, we increased our cash balances in order to facilitate the repurchase of up to $75.0 million of our common stock according to our stock repurchase program and to pay stockholder dividends.

Financing activities used net cash of $49.9 million and $0.8 million for the nine months ended September 30, 2007 and 2006, respectively. The majority of cash used by financing activities was to repurchase $67.3 million of our common stock and to pay stockholder dividends of $6.3 million. These decreases were offset by cash provided from our IPO and conversion as described below.

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

We used approximately $11.7 million of our net proceeds for required mandatory cash distributions to our eligible members, and approximately $451.3 million was distributed to eligible members electing to receive cash in the conversion. We retained approximately $9.7 million of net proceeds from the IPO, which was used for repurchases of our common stock, payment of a $3.2 million dividend to our stockholders and general corporate purposes.

Investments

We derive investment income from our invested assets. We invest our insurance subsidiaries’ total statutory surplus and funds to support our loss reserves and our unearned premiums. As of September 30, 2007, the amortized cost of our investment portfolio was $1.68 billion and the fair value of the portfolio was $1.73 billion.

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

At September 30, 2007, our investment portfolio, which is classified as available-for-sale, was made up almost entirely of investment grade fixed maturity securities whose fair values may fluctuate due to the latest interest rate changes. While we have structured our investment portfolio to provide an appropriate matching of duration targets with anticipated claim payments, if we decide or are required in the future to sell securities in a rising interest rate environment, we would expect to incur losses from such sales. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. As of September 30, 2007, our investments (excluding cash and cash equivalents) had a duration of 5.72. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We strive to limit credit risk by investing in a fixed maturity securities portfolio that is heavily weighted toward short-term to intermediate-term investment grade securities rated ‘‘A’’ or better. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be ‘‘AA.’’ As of September 30, 2007, our fixed maturity securities portfolio had an average quality of ‘‘AA+,’’ with approximately 93.0% of the carrying value of our investment portfolio rated ‘‘AA’’ or better. Our investment portfolio is comprised of less than 0.1% of sub-prime mortgage debt securities or derivative securities relating thereto.

We carry our portfolio of equity securities on our balance sheet at fair value. Accordingly, changes in market prices of the equity securities we hold in our combined investment portfolio result in increases or decreases in our total assets. In order to minimize our exposure to equity price risk, we invest primarily in equity securities of mid-to-large capitalization issuers and seek to diversify our equity holdings across several industry sectors.

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

The following table shows the fair values of various categories of invested assets, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent yield based on invested assets as of September 30, 2007:

Category	Fair Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasury securities	$141,798	8.2%	4.45
U.S. Agency securities	137,429	7.9	5.07
Corporate securities	191,244	11.1	5.32
Tax-exempt municipal securities	887,466	51.3	5.75
Mortgage-backed securities	192,684	11.2	5.45
Commercial mortgage-backed securities	49,032	2.8	5.16
Asset-backed securities	21,495	1.2	4.85
Equities securities	109,776	6.3	2.38
Total	$1,730,924	100.0%
Weighted average yield			5.35

We regularly assess individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values. For the nine months ended September 30, 2007, we recognized an impairment of $0.3 million in the fair values of five of the equity holdings in our investment portfolio. The impairment was recognized as a result of the severity and duration of the decline in market value of these securities. We believe that we have appropriately identified other-than-temporary declines in the fair values of our remaining unrealized losses at September 30, 2007. We have the ability and intent to hold fixed maturity and equity securities with unrealized losses for a sufficient amount of time to allow them to recover their values or reach maturity.

For the nine months ended September 30, 2007, we sold $55.0 million of fixed maturity securities to begin our share repurchase program. The Company realized a $0.5 million loss on the sale of these investments. At this time, the Company does not expect to sell any further investments for the repurchase of company stock.

Based on a review of the fixed maturity securities included in the tables set forth below, we determined that the unrealized losses were a result of the interest rate environment and not the credit quality of the issuers. Therefore, as of September 30, 2007 and December 31, 2006, none of the fixed maturity securities whose fair value was less than amortized cost were considered to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers and our intent and ability to hold the securities until fair value recovers above costs or maturity.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of our investments at September 30, 2007, were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loses	Fair Values
	(in thousands)
U.S. government	$275,310	$4,124	$(209)	$279,225
All other governments	2,957	0	(29)	2,928
States and political subdivisions	547,127	3,266	(3,499)	546,894
Special revenue	342,811	3,539	(2,542)	343,808
Public utilities	19,332	127	(206)	19,253
Industrial and miscellaneous	165,554	1,428	(1,154)	165,828
Mortgage-backed securities	266,019	509	(3,316)	263,212
Total fixed maturity investments	1,619,110	12,993	(10,955)	1,621,148
Short-term investments	—	—	—	—
Total fixed maturity and short-term investments	1,619,110	12,993	(10,955)	1,621,148
Equity securities	61,861	48,510	(595)	109,776
Total investments	$1,680,971	$61,503	$(11,550)	$1,730,924

Changes in interest rates directly impact the fair value of our fixed maturity securities portfolio. The decline in U.S. Treasury rates during the third quarter resulted in an increase in the market value of the fixed maturity securities portion of our portfolio from a position of unrealized losses of $24.6 million at June 30, 2007, to unrealized gains of approximately $2.0 million at September 30, 2007. Previously, during the second quarter, the rise in U.S. Treasury rates had resulted in unrealized losses of approximately $30.0 million in our fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity investments at September 30, 2007, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$54,646	$54,538
Due after one year through five years	391,555	393,077
Due after five years through ten years	394,587	396,563
Due after ten years	512,303	513,758
Mortgage-backed securities	266,019	263,212
Total	$1,619,110	$1,621,148

We are required by various state regulations to keep securities or letters of credit on deposit with the states in which we do business in a depository account. At September 30, 2007 and 2006, securities having a fair value of $507.2 million and $409.2 million, respectively, were on deposit.

Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of securities held in trust at September 30, 2007 and 2006 was $4.9 million and $21.3 million, respectively.

Contractual Obligations and Commitments

The following table identifies our long-term debt and contractual obligations as of September 30, 2007:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$33,464	$999	$10,312	$8,462	$13,691
Purchased liabilities	3,103	768	1,764	571	—
Loss based assessments	169	—	169	—	—
Losses and LAE reserves(1)(2)	2,282,491	159,897	232,274	175,328	1,714,992
Total contractual obligations	$2,319,227	$161,664	$244,519	$184,361	$1,728,683

(1)	The losses and LAE reserves are presented gross of our reinsurance recoverables on unpaid losses, which are as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Reinsurance recoverables	$(1,061,750)	$(42,157)	$(82,656)	$(80,845)	$(856,092)
(2)	Estimated losses and LAE reserve payment patterns have been computed based on historical information. As a result, our calculation of losses and LAE reserve payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our reserving process, see ‘‘—Critical Accounting Policies.’’ Actual payments of losses and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of losses and LAE reserves vary from actual ultimate claims amounts as a result of variations between expected and actual payout patterns.

Properties

We recently completed lease negotiations for several of our facilities. The lease for our Glendale, California office has been extended to 2012 and our Newbury Park, California office has been extended to 2012. The current lease for our corporate headquarters in Reno, Nevada expires on April 30, 2008. We have entered into a new 10-year lease at a different location beginning in March, 2008. The new facility will meet our needs and consolidate our Reno, Nevada corporate headquarters.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

These unaudited interim consolidated financial statements include amounts based on informed estimates and judgments of management for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the following: (i) reserves for losses and loss adjustment expenses; (ii) reinsurance recoverables; (iii) recognition of premium income; (iv) deferred policy acquisition costs; (v) deferred income taxes; and (vi) valuation of investments. These estimates and judgments require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. Our accounting policies are discussed under ‘‘Critical Accounting Policies’’ in Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our 2006 Form 10-K. Additional information regarding our accounting policy for reserves for loss and loss adjustment expenses and reinsurance recoverables follows.

Reserves for Losses and Loss Adjustment Expenses

We are directly liable for losses and LAE under the terms of insurance policies our insurance subsidiaries underwrite. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. Our loss reserves are reflected in our balance sheets under the line item caption ‘‘unpaid losses and loss adjustment expenses’’. As of September 30, 2007, our reserves for unpaid losses and LAE, net of reinsurance, were $1.22 billion.

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

A portion of our losses and LAE obligations are ceded to unaffiliated reinsurers. We establish our losses and LAE reserves both gross and net of ceded reinsurance. The determination of the amount of reinsurance that will be recoverable on our losses and LAE reserves includes both the reinsurance recoverable from our excess of loss reinsurance policies, as well as reinsurance recoverable under the terms of the LPT Agreement. Our reinsurance arrangements also include an intercompany pooling arrangement between EICN and ECIC, whereby each of them cedes some of its premiums, losses, and LAE to the other, but this intercompany pooling arrangement does not affect our consolidated financial statements.

Our reserve for unpaid losses and LAE (gross and net), as well as the above-described main components of such reserves were as follows as of September 30:

	2007	2006
	(in thousands)
Case reserves	$750,931	$755,102
IBNR	1,233,809	1,270,333
LAE	297,751	290,124
Gross unpaid losses and LAE	2,282,491	2,315,559
Reinsurance recoverables on unpaid losses and LAE, gross	1,061,750	1,106,071
Net unpaid losses and LAE	$1,220,741	$1,209,488

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

The following table provides a reconciliation of the beginning and ending loss reserves on a GAAP basis:

	For the Nine Months Ended September 30, 2007	For the Year Ended December 31, 2006
	(in thousands)
Beginning of the period	$2,307,755	$2,349,981
Reinsurance recoverable for incurred but unpaid losses and LAE	(1,098,103)	(1,141,500)
Beginning balance, net of reinsurance	1,209,652	1,208,481
Incurred losses and LAE, net of reinsurance, related to:
Current period	168,481	256,257
Prior period	(43,451)	(107,129)
Total incurred losses and LAE, net of reinsurance	125,030	149,128
Losses and LAE payments, net of reinsurance, related to:
Current period	26,702	41,098
Prior period	87,239	106,859
Total losses and LAE payments, net of reinsurance	113,941	147,957
Balance, net of reinsurance	1,220,741	1,209,652
Reinsurance recoverable for incurred but unpaid losses and LAE	1,061,750	1,098,103
Balance at end of period	$2,282,491	$2,307,755

Estimates of incurred losses and LAE attributable to insured events of prior years decreased due to continued favorable development in such prior accident years (actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated). The reduction in the estimated liability for unpaid losses and LAE related to prior years was $43.4 million for the nine months ended September 30, 2007.

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

It is likely that ultimate losses and LAE will differ from the loss reserves recorded in our September 30, 2007 balance sheet. Actual losses and LAE payments could be greater or less than our projections, perhaps significantly. The following paragraphs discuss several potential sources of such deviations, and illustrate their potential magnitudes.

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

On September 17, 2007, we commuted excess of loss reinsurance agreements with GLOBAL Reinsurance Corporation of America (formerly known as Gerling Global Reinsurance Corporation of America) covering reinsurance treaties for the periods July 1, 2000 to June 30, 2002. Per the terms of the Commutation and Mutual Release Agreement, we received a payment of $1.8 million for the full release of all obligations under those treaties. As a result of this commutation, we realized a pre-tax loss of $1.6 million in the three months ended September 30, 2007.

Loss Portfolio Transfer (LPT)

Under the LPT Agreement, $1.525 billion in liabilities for incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, was ceded for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were approximately $981.6 million and $1.0 billion as of September 30, 2007 and December 31, 2006, respectively. Losses and LAE paid with respect to the LPT Agreement totaled approximately $395.8 million and $364.5 million as of September 30, 2007 and December 31, 2006, respectively.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 159). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (1) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply FASB Statement No. 157, Fair Value Measurements. The Company did not make such an election. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We have not experienced any material changes in credit risk or equity price risk since December 31, 2006. We currently have no exposure to foreign currency risk.

Interest Rate Risk

We had fixed maturity securities with a fair value of $1.62 billion at September 30, 2007, that are subject to interest rate risk. We manage the exposure to interest rate risk through a disciplined asset/liability matching, capital management process. These risks are assessed regularly and balanced within the context of the liability and capital position.

The table below summarizes our interest rate risk. It illustrates the sensitivity of the fair value of fixed maturity securities to selected hypothetical changes in interest rates as of September 30, 2007. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturity securities portfolio and stockholders’ equity.

Hypothetical Change in Interest Rates	Estimated Increase (Decrease) in Fair Value
	(in thousands, except percentages)
300 basis point rise	$(256,035)	(15.79)%
200 basis point rise	(176,801)	(10.91)
100 basis point rise	(91,109)	(5.62)
50 basis point decline	46,629	2.88
100 basis point decline	93,692	5.78

Changes in interest rates directly impact the fair value of our fixed maturity securities portfolio. The decline in U.S. Treasury rates during the third quarter resulted in an increase in the market value of the fixed maturity securities portion of our portfolio from a position of unrealized losses of $24.6 million at June 30, 2007, to unrealized gains of approximately $2.0 million at September 30, 2007. Previously, during the second quarter, the rise in U.S. Treasury rates had resulted in unrealized losses of approximately $30.0 million in our fixed maturity securities portfolio.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC.

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

Item 1A.    Risk Factors

We have disclosed in our 2006 Annual Report on Form 10-K the most significant factors that can impact year-to-year comparisons and may affect the future performance of the Company’s business. On a quarterly basis, we review these risks and update the risk factor, as appropriate. As of the date of this report, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for fiscal 2006, except for the following risk factor which has been updated to reflect developments that occurred during the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007.

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

Based upon our recent analysis of California loss trends and the competitive market, on July 27, 2007, we filed new rates reflecting an average reduction of 4.5% from prior rates for new or renewal policies incepting on or after September 15, 2007. The filing was approved on August 16, 2007.

If any of our competitors adopt premium rate reductions, we may be unable to compete effectively and our business, financial condition and results of operations could suffer material adverse effects.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 10, 2007, the EHI Board of Directors authorized a stock repurchase program of up to $75.0 million of EHI’s common stock. The stock repurchase authorization is used to return value to our stockholders and reduce the number of shares outstanding. The shares may be repurchased from time-to-time at prevailing market prices during the remainder of fiscal 2007 in open market or private transactions, in accordance with applicable laws and regulations, and subject to market conditions and other factors. EHI began repurchasing shares on the open market on May 31, 2007. As of September 30, 2007, EHI has repurchased 3,625,521 shares of our common stock at the average price paid, including commission, of $19.04 per share, for a total of $69.0 million which is included in the consolidated balance sheet. The $75.0 million stock repurchase program was completed on October 17, 2007 with the repurchase of a total of 3,911,272 shares of our common stock.

The following table summarizes the repurchase of our common stock through September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Programs
				(millions)
May 10, 2007 – May 31, 2007	10,000	$21.28	10,000	$74.8
June 1, 2007 – June 30, 2007	125,716	21.27	135,716	72.1
July 1, 2007 – July 31, 2007	892,054	19.80	1,027,770	54.5
August 1, 2007 – August 31, 2007	1,602,000	18.27	2,629,770	25.2
September 1, 2007 – September 30, 2007	995,751	19.32	3,625,521	6.0
Total	3,625,521

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

EMPLOYERS HOLDINGS, INC.
Date:	November 13, 2007	By:	/s/ Douglas D. Dirks
			Name:	Douglas D. Dirks
			Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2007	By:	/s/ William E. Yocke
			Name:	William E. Yocke
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)