Form 10-K
period 2007-12-31
Employers Holdings, Inc.
filed 2008-03-14
CIK 1379041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of ‘‘accelerated filer’’, ‘‘large accelerated filer’’, and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007 was $1,134,050,137.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes       No

Class	February 29, 2008
Common Stock, $0.01 par value per share	49,616,635 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements including statements regarding our expected financial position, business, financing plans, litigation, future premiums, revenues, earnings, pricing, investments, business relationships, expected losses, loss reserves, competition and rate increases with respect to our business and the insurance industry in general. These forward-looking statements reflect our views with respect to future events and financial performance. The words ‘‘believe,’’ ‘‘expect,’’ ‘‘plans,’’ ‘‘intend,’’ ‘‘project,’’ ‘‘estimate,’’ ‘‘may,’’ ‘‘should,’’ ‘‘will,’’ ‘‘continue,’’ ‘‘potential,’’ ‘‘forecast’’ and ‘‘anticipate’’ and similar expressions identify forward-looking statements. Although we believe that these expectations reflected in such forward-looking statements are reasonable, we can give no assurance that the expectations will prove to be correct. Actual results may differ from those expected due to risks and uncertainties, including those discussed in ‘‘Risk Factors’’ in Item 1A of this report and the following:

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

PART I

Item 1.    Business

Overview

Employers Holdings, Inc. (EHI) is a Nevada holding company and is the successor to EIG Mutual Holding Company (EIG), which was incorporated in Nevada in 2005. EHI’s principal executive offices are located at 9790 Gateway Drive, Suite 100 in Reno, Nevada. Our two insurance subsidiaries, Employers Insurance Company of Nevada (EICN) and Employers Compensation Insurance Company (ECIC) are domiciled in Nevada and California, respectively. Unless otherwise indicated, all references to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ the ‘‘Company’’ or similar terms refer to EHI together with its subsidiaries.

We are a specialty provider of workers’ compensation insurance focused on select small businesses engaged in low to medium hazard industries. Workers’ compensation is a statutory system under which an employer is required to provide coverage for its employees’ medical, disability, vocational rehabilitation and death benefit costs for work-related injuries or illnesses. Our business has historically targeted small businesses located primarily in several western states, with a concentration in California and Nevada. We distribute our products almost exclusively through independent agents and brokers and our strategic distribution partners. We operate in a single reportable segment with 13 territorial offices serving 11 states in which we are currently doing business.

During 2006 based on direct premiums written, we were the second, eighth and eighteenth largest non-governmental writer of workers’ compensation insurance in Nevada, California and the United States, respectively, as reported by A.M. Best Company (A.M. Best). As of the date of this filing, EHI’s subsidiaries were assigned a group letter rating of ‘‘A−’’ (Excellent), with a ‘‘positive’’ financial outlook, by A.M. Best. This A.M. Best rating is a financial strength rating designed to reflect our ability to meet our obligations to policyholders. This rating does not refer to our ability to meet non-insurance obligations and is not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities. The outlook reflects the expectation that operating performance and capitalization will continue to be sustained at the strong levels reported in recent years. We have applied for and are in the process of receiving assigned credit ratings from Moody’s Investor Services (Moody’s) and Standard & Poor’s (S&P) to have the ability to access the capital markets as needed in the future.

As of February 1, 2008, we had 665 full-time employees, five of whom were executive officers, and six part-time employees. None of our employees is covered by a collective bargaining agreement. We believe our relations with our employees are excellent.

History

On January 1, 2000, our Nevada insurance subsidiary (EICN) assumed all the assets, liabilities and operations of the Nevada State Industrial Insurance System (the Fund), including in force policies and historical liabilities associated with the Fund for losses prior to January 1, 2000, pursuant to legislation enacted in the 1999 Nevada legislature. In connection with that assumption, our Nevada insurance subsidiary assumed the Fund’s rights and obligations under a retroactive 100% quota share reinsurance agreement (referred to as the LPT Agreement) which the Fund had entered into with third party reinsurers. The LPT Agreement substantially reduced the exposure to losses for pre-July 1995 Nevada insured risks. The Fund, which was an agency of the State of Nevada, had over 80 years of workers’ compensation experience in Nevada. Subsequently, through July 2002, we operated exclusively in Nevada.

We formed a wholly owned stock corporation incorporated in California, ECIC, and on July 1, 2002 we acquired the renewal rights to a book of workers’ compensation insurance business, and certain other tangible and intangible assets from Fremont Compensation Insurance Group and its affiliates, or collectively, Fremont. This book of business is now administered by ECIC. The book of business we acquired from Fremont was primarily comprised of accounts in California and, to a lesser extent, in Colorado, Idaho, Montana and Utah.

Because of that transaction, we were able to establish our important relationships and distribution agreements with ADP, Inc. (ADP), and Blue Cross of California, an operating subsidiary of Wellpoint,

Inc. (Wellpoint). The Fremont transaction also involved the acquisition of certain in force policies that were written through a fronting facility with Clarendon Insurance Group (Clarendon), and the entry by ECIC into a fronting facility with Clarendon. The fronting facility was placed into run off in the fourth quarter of 2003. For further discussion of the Clarendon fronting facility, see ‘‘—Reinsurance— Clarendon Fronting Facility.’’

In 2003, EICN and ECIC, as well as our wholly-owned subsidiaries Employers Occupational Health, Inc. (EOH), and Elite Insurance Services, Inc. (Elite), began to operate under the Employers Insurance Group trade name. On April 1, 2005, we reorganized into a mutual insurance holding company, EIG Mutual Holding Company, wholly-owned by the policyholders of EICN.

Effective February 5, 2007, we completed an initial public offering (IPO), which occurred in conjunction with our conversion from a mutual insurance holding company owned by our policyholder members to a Nevada stock corporation owned by our public stockholders and changed our name to ‘‘Employers Holdings, Inc.’’ and all of the membership interests in EIG were extinguished. In exchange, eligible members of EIG received shares of our common stock or cash.

Results

We had net premiums written of $338.6 million and $387.2 million, total revenues of $429.9 million and $520.3 million and net income of $120.3 million and $171.6 million for the years ended December 31, 2007 and 2006, respectively. Our combined ratio on a statutory basis was 83.6% for the year ended December 31, 2007 (elsewhere in this report, unless otherwise stated, the term ‘‘combined ratio’’ refers to a calculation based on U.S. generally accepted accounting principles (GAAP). Our average combined ratio on a statutory basis for the five years ended December 31, 2006 was 91.6%. This ratio was lower than the industry composite combined ratio calculated by A.M. Best for U.S. insurance companies having more than 50% of their premiums generated by workers’ compensation insurance products. The industry combined ratio on a statutory basis for these companies was 102.5% during the same five years. Companies with lower combined ratios than their peers generally experience greater profitability. We had total assets of $3.2 billion at December 31, 2007.

Our Strategies

Since commencing operations in Nevada in 2000, we have expanded our operations to California, were able to establish important strategic distribution relationships with ADP, Wellpoint, E-chx, Inc. (E-chx) and Intego Insurance Services, LLC (Intego), entered nine other states, obtained licenses in six additional new states, and entered into a definitive agreement to purchase all of the outstanding common stock of AmCOMP Incorporated (AmCOMP).

The planned acquisition of AmCOMP, announced on January 10, 2008, will provide an enhanced opportunity to pursue our second through fourth strategic goals and achieving our vision of being a leader in the property and casualty insurance industry specializing in workers’ compensation.

We also plan to continue to pursue profitable growth by executing upon the following strategies:

Maintain Focus on Underwriting Profitability

We are committed to disciplined underwriting, and will continue this approach in pursuing profitable growth opportunities. We will carefully monitor market trends to assess new business opportunities, only pursuing opportunities that we expect to meet our pricing and risk standards. We will seek to underwrite our portfolio of low to medium hazard risks with a view toward maintaining long-term underwriting profitability across market cycles.

Continue to Grow in Our Existing Markets

We plan to continue to seek profitable growth in our existing markets by addressing the workers’ compensation insurance needs of small businesses, which we believe represent a large and profitable market segment and by entering additional strategic distribution agreements such as our agreement with E-chx.

In October 2007, we announced a new strategic partnership with Intego, a distributor of payroll and insurance products including workers’ compensation insurance. This new, non-exclusive partnership will allow us to offer our workers’ compensation products with a billing that is integrated with Intego’s payroll products for small businesses in Texas, Florida and Illinois. We expect to start writing business through Intego in late first quarter 2008.

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

Enter New Markets Through Our Existing Distribution Relationships

We intend to evaluate entry into new markets, taking into account the adequacy of premium rates, market dynamics, the labor market, political and economic conditions and the regulatory environment. Our strategic distribution partnerships with ADP and Wellpoint have allowed us to access new customers and to write attractive business in an efficient manner. For example, we entered Illinois in the fourth quarter of 2006 and entered Florida and Oregon in 2007 primarily due to our existing strategic relationships. We are actively pursuing other strategic partnership opportunities. Additionally, we will seek to leverage our existing independent agent and broker relationships to enter new states.

Capitalize on the Flexibility of Our New Corporate Structure

We believe that our conversion to a publicly traded stock corporation gives us enhanced financial and strategic flexibility. This allows us to consider opportunistic acquisitions such as AmCOMP, joint ventures and other strategic transactions, as well as new product offerings that make strategic sense for our business while achieving our goal of profitable growth.

Maintain Capital Strength

We intend to manage our capital prudently relative to our overall risk exposure, establishing adequate loss reserves to protect against future adverse developments while seeking to grow profits and long-term stockholder value, maintain our financial strength, fund growth and invest in our infrastructure or return capital to stockholders, which may include stock repurchases. We will target an optimal level of overall leverage to support our underwriting activities and are committed to maintaining our financial strength and ratings over the long term.

Leverage Infrastructure, Technology and Systems

We will continue to invest in scalable, cost-effective infrastructure and systems. In 2006, we introduced a new automated underwriting system, EACCESS®, which over time will replace two legacy underwriting systems, DCO/UWS and Tropics. DCO/UWS and Tropics are still used for policy administration, however, these systems are no longer used for new or renewal business. These legacy systems will be phased out in 2010. AIMS is currently used for policy administration of the business generated by one of our strategic distribution partners. We anticipate that EACCESS will, over time, reduce transaction costs and support future profitable growth. In the third quarter of 2008, we expect to implement a new claims system, EPIC, designed to enhance our ability to support best-in-class claims processing.

Industry

Workers’ compensation is a statutory system under which an employer is required to provide coverage for its employees’ medical, disability, vocational rehabilitation and death benefit costs for work-related injuries or illnesses. Most businesses comply with this requirement by purchasing workers’ compensation insurance. The principal concept underlying workers’ compensation laws is that an employee injured in the course of his or her employment has only the legal remedies available under workers’ compensation laws and does not have any other recourse against his or her employer. Generally, workers are covered for injuries that occur within the course and scope of their employment. An employer’s obligation to pay workers’ compensation benefits does not depend on any negligence or wrongdoing on the part of the employer and exists even for injuries that result from the negligence or wrongdoings of another person, including the employee. The level of benefits varies by state, the nature and severity of the injury or disease and the wages of the injured worker.

Workers’ compensation insurance policies generally provide that the insurance company will pay all benefits that the insured employer may become obligated to pay under applicable workers’ compensation laws. Each state has a statutory, regulatory and adjudicatory system that sets the amount of wage replacement to be paid, determines the level of medical care required to be provided, establishes the degree of permanent impairment and specifies the options in selecting healthcare providers. These state laws generally require two types of benefits for injured employees: (a) medical benefits, which include expenses related to diagnosis and treatment of an injury and/or disease, as well as any required rehabilitation; and (b) indemnity payments, which consist of temporary wage replacement, permanent disability payments and death benefits to surviving family members. To fulfill these mandated financial obligations, virtually all businesses are required to purchase workers’ compensation insurance or, if permitted by state law or approved by the U.S. Department of Labor, to self-insure. The businesses may purchase workers’ compensation insurance from a private insurance company such as EICN or ECIC, a state-sanctioned assigned risk pool, a state agency, a self-insurance fund (an entity that allows businesses to obtain workers’ compensation coverage on a pooled basis, typically subjecting each employer to joint and several liability for the entire fund) or, may self insure, thereby retaining all risk.

Workers’ compensation was the fourth largest property and casualty insurance line in the U.S. in 2006, on a net written premium basis, according to the National Council on Compensation Insurance (NCCI). According to NCCI, net premiums written in 2006 for the workers’ compensation industry (excluding governmental writers) were approximately $38.6 billion, or 8.7% of the estimated $443.8 billion in net premiums written for the property and casualty insurance industry as a whole. Our direct premiums written in 2006 were $392.7 million or 1.0% of the non-governmental workers’ compensation industry market share. This makes us the eighteenth largest non-governmental workers’ compensation writer in the United States as reported by A.M. Best.

Premium volume in the workers’ compensation industry was up 2.2% in 2006 compared to 2005, while the entire property and casualty industry experienced a 4.3% increase in net premium written for the same time period, according to the NCCI.

The workers’ compensation insurance industry has classified risks into seven hazard groups based on severity, with businesses in the first or lowest group having the lowest cost claims. Insureds in the first and second lowest hazard groups include restaurants, stores and educational institutions. Insureds in the third and fourth lowest hazard group include physician offices, dentist offices and clothing manufacturers, machine shops, automobile and automobile service or repair centers and drivers.

Industry Developments

In 2007, the workers’ compensation sector continued to see medical and indemnity claims costs rise and claim frequency decline. We believe the current environment to be characterized by decreased, but still profitable, operating margins caused primarily by a combination of decreasing premiums, which recognize some claim cost improvements due to beneficial benefit reforms, increased price competition, and in some markets, deteriorating economic conditions evidenced by decreases in employment. The period is also characterized by market concerns over subprime investments and financial guarantors credit risk. We believe these market conditions, while challenging, are still favorable to us.

Competition and Market Conditions

The market for workers’ compensation insurance policies is highly competitive and to some extent, influenced by general economic conditions. Our competitors include, but are not limited to, other specialty workers’ compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, third-party administrators, self-insurance funds and state insurance pools. Many of our existing and potential competitors are significantly larger and possess considerably greater financial and other resources than we do. Consequently, they can offer a broader range of products, provide their services nationwide, and/or capitalize on lower expense to offer more competitive pricing. In Nevada, our three largest competitors are American International Group, Inc., Nevada Contractors Group and Liberty Mutual Insurance Companies. In California, our three largest competitors are the California State Compensation Insurance Fund, Berkshire Hathaway Insurance Group, and American International Group, Inc.

Competition in the workers’ compensation insurance industry is based on many factors, including:

•	pricing (either through premium rates or participating dividends);

•	level of service;

•	insurance ratings;

•	capitalization levels;

•	quality of care management services;

•	the ability to reduce loss ratios;

•	effective loss prevention; and

•	the ability to reduce claims expense.

Our A.M. Best Company rating of ‘‘A−’’ (Excellent), allows us to compete for our target customers, select small businesses engaged in low to medium hazard industries. In addition, we believe our competitive advantages include our strong reputation in the markets in which we operate, excellent claims service, experienced and professional independent agents and brokers, and our strategic partner relationships. We also strive to maintain the quality of our care management services, and to provide consultation services to clients to educate on loss prevention and loss reduction strategies. Where indicated and as appropriate, we also compete on price based on our actuarial analysis of current and anticipated loss cost trends. We have observed increasing price competition as the property and casualty insurance industry strives to utilize capital attributable to recent periods of profitability.

California Market

California is the largest workers’ compensation insurance market in the United States. In 2006, California accounted for an estimated $11.2 billion in direct premiums written according to the 2007 Best’s State/Line Report for property casualty lines of business, or approximately 20.7% of the entire U.S. workers’ compensation market. Our direct premiums written in 2006 were $288.5 million or 3.8% of the non-governmental workers’ compensation market share in California. This makes us the eighth largest non-governmental writer of workers’ compensation in California, as reported by A.M. Best.

California is our largest market and can be characterized as increasingly competitive, as private carriers continue to position for increased market share and to offset revenue declines attributable to rate decreases. While we continue to see an increase in new business submittals, our success at converting these submittals to written premium is not as great as it has been in previous periods.

California has recently been through a cycle of substantial rate increases, followed by equally substantial rate decreases. Regulatory changes in the early 1990’s created intense price competition in the workers’ compensation business from about 1995 to 1999 during which overall profitability seriously declined. By 2002, rates in California had increased significantly, driven by an expensive benefit delivery system, claims which resulted in higher than normal litigation and a lack of insurance capital within the state. Since 2002, three key pieces of workers’ compensation legislation were enacted which reformed medical determinations of injuries or illness, established medical fee schedules, allowed for the use of medical provider panels, modified benefit levels, changed the proof needed to file claims, and reformed many additional areas of the workers’ compensation benefits and delivery system. Workers’ compensation insurers in California responded to these reforms by reducing their rates.

Despite subsequent rate decreases from 2004 through 2007, we believe that California remains a profitable operating environment. These reductions in rates in California were in response to the legislative reforms of 2003 and 2004, which have reduced claim costs. According to the Workers’ Compensation Insurance Rating Bureau (WCIRB), total estimated ultimate losses in California were down to $6.1 billion in accident year 2006 compared to $12.2 billion in 2002, a reduction of 50%. Indemnity claim frequency was down 36% during that same time period. We believe that the impact of reforms will continue to result in loss costs that are supportable by current rate levels.

Nevada Market

In 2006, Nevada accounted for an estimated $513.3 million in direct premiums written according to the 2007 Best’s State/Line Report for property casualty lines of business, or 1.3% of the workers’ compensation industry (excluding governmental writers). Our direct premiums written were $76.0 million or 14.8% of Nevada’s market share in 2007. This makes us the second largest writer of workers’ compensation insurance in Nevada as reported by A.M. Best. There are no governmental writers of workers’ compensation insurance in Nevada.

The Nevada workers’ compensation insurance market has changed dramatically over the past decade. A fully competitive, private market is a relatively recent phenomenon in Nevada. From 1913 until July 1999, the workers’ compensation market was served by a monopolistic state fund. In July of 1999, the Nevada workers’ compensation insurance market was opened to competition by private carriers, and the state fund was privatized in January of 2000.

Nevada has adopted a ‘‘loss cost’’ rate regulation system, under which insurance companies are permitted to file deviations upwards or downwards from the benchmark rates set by the Insurance Commissioner. As a result, the primary way in which private carriers compete with one another is based on expense differentiation and dividends. In 2007, we saw indications that the self insurance market was attracting increasing numbers of employers from the private carrier market.

In 2007, Nevada’s economy was also impacted by the subprime crisis and its impact on the residential real estate market. The subprime mortgage crisis was created by a sharp rise in home foreclosures that started in the United States in late 2006 as high default rates materialized on subprime and other adjustable rate mortgages (ARMs) made to higher-risk borrowers. Thirteen percent of our business as of December 31, 2007, was in contracting classes and, due to the economic slowdown, payrolls of some of our insureds have decreased primarily in the fourth quarter.

Other Markets

Rate reductions or increases have been proposed in other states in which we operate. Overall, we expect to see declining total premiums in 2008, with policy count growth reducing, but not offsetting, the decline in total premiums written. It is uncertain how these trends in our markets will impact our future financial position and results of operations.

Customers

Our target customers are select small businesses engaged in low to medium hazard industries. The workers’ compensation insurance industry classifies risks into seven hazard groups based on severity of claims, with businesses in the first, or lowest, hazard group having the most predictable and least costly claims and those in the seventh, or highest, hazard group having the least predictable and most costly claims. All references to hazard groups are to the seven hazard groups as defined by the NCCI. Our historical loss experience has been more favorable for lower hazard groups than for higher hazard groups. Further, we believe it is generally more costly to service and manage the risks associated with higher hazard groups, thereby comparatively reducing the profit margin derived from underwriting business in higher hazard groups. By targeting lower hazard groups, we believe that we improve our ability to generate profitable underwriting results. In 2007, 83.3% of our base direct premiums written were generated by insureds in the four lowest industry defined hazard groups. This is consistent with our strategy to target insureds in low to medium hazard businesses. Insureds in the first and second lowest hazard groups include restaurants, stores and educational institutions. Insureds in the third and fourth lowest hazard groups include physician offices, dentist offices, clothing manufacturers, machine shops, automobile and automobile service or repair centers and drivers. Within each hazard group, our underwriters use their local market expertise and disciplined underwriting to select specific types of businesses and risks that allow us to generate attractive returns. We underwrite these businesses and risks on an individual basis, as opposed to following an occupational class-based underwriting approach. For example, while we insure many physician offices, our underwriting guidelines do not allow us to insure offices that we believe have a higher risk profile, such as psychiatrist offices and drug treatment centers. In addition, our underwriters are selective in markets where our knowledge and approach allows us to realize attractive returns.

The following table sets forth our base direct premiums written by type of insured for our top ten types of insureds and as a percentage of our total base direct premiums written for the year ended December 31, 2007:

Type of Employer	Hazard Group Level	Base Direct Premiums Written	Percentage of Total
	(in thousands, except percentages)
Restaurants	A	$22,292	6.4%
Physicians and physician office clerical	C	20,402	5.8
Store: Wholesale not otherwise classified	B	16,917	4.8
Store: Retail not otherwise classified	B	10,411	3.0
College: Professional employees and clerical	B	9,114	2.6
Clothing manufacturers	C	8,349	2.4
Clerical Office Employees	C	8,166	2.3
Machine shops not otherwise classified	D	7,558	2.2
Automobile service or repair center and drivers	D	6,183	1.8
Dentists and dental surgeons-all employees including clerical	C	6,142	1.8
Total		$115,534	33.1%

The following table sets forth our base direct premiums written by hazard group and as a percentage of our total base direct premiums written for the applicable year ended December 31:

Hazard Group	2007	Percentage of 2007 Total	2006	Percentage of 2006 Total
	(in thousands, except percentages)
A	$35,739	10.3%	$41,409	10.6%
B	83,875	24.1%	91,344	23.4%
C	125,805	36.1%	138,768	35.6%
D	44,667	12.8%	48,596	12.4%
E	34,498	9.9%	39,129	10.0%
F	22,803	6.5%	29,344	7.5%
G	1,208	0.3%	1,754	0.5%
Total	$348,595	100.0%	$390,344	100.0%

In 2007, our insureds had average annual premiums of approximately $10,275. We are not dependent on any single employer or type of employer and the loss of any single employer or type of employer would not have a material adverse effect on our business.

We currently write policies for insureds located primarily in the western United States, with a concentration in California and Nevada. In 2007, we generated 71.7% and 17.4% of our direct premiums written in California and Nevada, respectively. In addition, we write business in nine other states (Arizona, Colorado, Florida, Idaho, Illinois, Montana, Oregon, Texas and Utah) and are licensed to write business in six additional states (Georgia, Maryland, Massachusetts, New Mexico, New York, and Pennsylvania).

The following table sets forth our direct premiums written by state and as a percentage of total direct premiums written for the last three years ended December 31:

States	2007	Percentage of 2007 Total	2006	Percentage of 2006 Total	2005	Percentage of 2005 Total
	(in thousands, except percentages)
California	$248,211	71.7%	$288,529	73.5%	$350,039	77.7%
Nevada	60,257	17.4	76,016	19.4	82,428	18.3
Colorado	12,639	3.6	13,466	3.4	11,093	2.5
Utah	7,912	2.3	7,164	1.8	4,681	1.0
Idaho	6,755	1.9	3,849	1.0	1,263	0.3
Montana	4,901	1.4	3,141	0.8	1,236	0.2
Arizona	2,637	0.8	189	—	—	—
Texas	1,376	0.4	322	0.1	—	—
Illinois	1,276	0.4	—	—	—	—
Other	310	0.1	—	—	—	—
Total	$346,274	100.0%	$392,676	100.0%	$450,740	100.0%

We commenced writing business in Illinois in the fourth quarter of 2006 and in Florida and Oregon in 2007. We believe there are significant opportunities for growth in additional markets We are optimistic that we will be able to enter the workers’ compensation insurance market successfully in other states and to increase our writings in our existing states if we so choose.

The number of policies in force, at the specified dates, was as follows:

	December 31,
States	2007	2006	2005
California	24,986	21,359	19,207
Nevada	6,147	6,523	6,943
Other	2,566	1,860	1,536
Total	33,699	29,742	27,686

At December 31, 2007, we experienced an increase of 3,957, or 13.3%, in the total number of policies in force over December 31, 2006. In California, we experienced an increase of 3,627, or 17.0%, in the total policies in force over December 2006. Also, for states other than California and Nevada in which we operate, we experienced an increase of 706 or 38.0% in the total policies in force over December 2006. This policy growth was insufficient to offset the decline in premiums written we have experienced in California principally due to declining rate levels. In Nevada, we experienced a decline of 376 or 5.8% in the number of policies in force. The decline in the number of policies in force in Nevada in 2007 was the result of adherence to our underwriting guidelines, which are designed to minimize the underwriting of classes of business that do not meet our target risk profiles, and due to competitive pressures.

Marketing and Distribution

We market and sell our workers’ compensation insurance products through independent local, regional and national agents and brokers, and through our strategic distribution partners, including our principal partners ADP and Wellpoint. Policies underwritten directly or through our independent agents and brokers generated $242.3 million and $267.1 million, or 69.5% and 68.4%, of our base direct premiums written for the years ended December 31, 2007 and 2006, respectively. Policies underwritten through our strategic relationships generated $99.5 million, and $114.9 million, or 28.5%, and 29.4% of our base direct premiums written for the years ended December 31, 2007 and 2006.

Independent Insurance Agents and Brokers

We have established long-standing, strong relationships with independent local, regional and national agents and brokers by emphasizing personal interaction, offering responsive service and competitive commissions and maintaining a focus on workers’ compensation insurance. We use these long-standing relationships to identify new business opportunities. Our sales representatives and field underwriters continue to work closely with independent agents and brokers to market and underwrite our business, regularly visit their offices and participate in presentations to customers, which results in enhanced understanding of the businesses and risks we underwrite and the needs of prospective customers.

As of December 31, 2007, we marketed and sold our insurance products through approximately 3,000 independent insurance agents and brokers in approximately 950 appointed agencies. Those agents and brokers produced $242.3 million, $267.1 million and $324.2 million of base direct premiums written for the years ended December 31, 2007, 2006 and 2005, respectively. We pay commissions which we believe are competitive with other workers’ compensation insurers and we also believe that we deliver prompt, efficient and professional support services. We generally pay 10.0% to 12.5% commission on new and renewal business.

No single independent agent or broker representing us accounted for more than 2.1%, 2.8% and 2.0% of base direct premium written in 2007, 2006 and 2005, respectively.

Our marketing efforts directed at agents and brokers are implemented by our field sales marketing representatives and underwriters. We establish and maintain long-term relationships with independent agents and brokers that will actively market our products and services as well as provide quality application flow from prospective policyholders that are reasonably likely to accept our quotes. We believe that the decision by agents and brokers to place business with an insurer depends in part upon the quality of services offered by the insurer to the agents and brokers and policyholders, as well as the insurer’s expertise and dedication to a particular line of business. Accordingly, we have sought to enhance the ease of doing business with us and to provide superior service. For example, our recently introduced automated underwriting system, EACCESS®, enables agents and brokers to directly input data and the system then prices the risk and binds the coverage without human intervention. We do not delegate underwriting authority to agents or brokers that sell our insurance.

Strategic Distribution Partners

To expand our distribution, we have developed important strategic distribution relationships with companies that have established sales forces and common markets. Since 2002, we have jointly marketed our workers’ compensation insurance products with ADP’s payroll services primarily to small businesses in California, Colorado, Florida, Idaho, Texas, and Utah and with Wellpoint’s group health insurance plans in California. Additionally, we have entered into additional strategic partnerships with E-chx in California and Intego in Florida, Illinois and Texas. We are actively pursuing other strategic partnership opportunities.

We do not delegate underwriting authority to our strategic distribution partners. Our field underwriters continue to work closely with our partners to market and underwrite our business, regularly visiting their offices and participating in presentations to customers.

Wellpoint.    The Wellpoint Integrated MedicompSM joint marketing program includes two agreements, a small group health insurance plan (for businesses with 1 to 50 employees) and a large group health insurance plan (for businesses with 51 to 250 employees). The large group health insurance plan was effective July 1, 2006. These two group health insurance plans are offered with our standard workers’ compensation insurance policy. This exclusive relationship allows us, to distribute an integrated group health/workers’ compensation product in California through Wellpoint’s life and health agents. During the years ended December 31, 2007 and 2006, we wrote approximately $58.8 million and $70.9 million, respectively, in base direct premiums through the Integrated MediComp program. The primary benefit to the employer is a single bill for their group health and workers’ compensation insurance coverages and a discount on workers’ compensation premiums. We believe that, in general, when businesses purchase this combination of coverages, their employees make fewer workers’ compensation claims because those employees are insured for non-work related illnesses or injuries and thus are less likely to seek treatment for a non-work related illness or injury through their employers’ workers’ compensation insurance policy. We believe another key benefit to this program is the increased satisfaction from employees who are able to use the same medical network for occupational and non-occupational illness and injury. As the largest group health carrier in California, Wellpoint has negotiated favorable rates with its medical providers and associated facilities, which we benefit from through reduced claims costs.

We pay Wellpoint fees which are a percentage of premiums paid for services provided under the Integrated MediComp program.

Although our distribution agreements with Wellpoint are exclusive, Wellpoint may terminate its agreements with us if we are not able to provide coverage through a carrier with an A.M. Best financial strength rating of ‘‘B++’’ or better. Wellpoint may also terminate its agreements with us without cause after giving us 60 days notice. The small group and large group agreements are for initial two-year periods running through January 1, 2008 and July 1, 2008, respectively. Thereafter, they automatically renew for subsequent one-year periods unless terminated by either party with at least 60 days notice prior to the expiration of the current term. The small group agreement has automatically renewed through January 1, 2009 as of the date of this filing.

ADP.    ADP is a payroll services company which provides services to small and medium-sized businesses, and is the largest payroll service provider in the United States with over 450,000 clients. As part of its services, ADP sells our workers’ compensation insurance product along with its payroll and accounting service through ADP’s insurance agency and field sales staff primarily to small businesses in six states (California, Colorado, Florida, Idaho, Texas, and Utah). During the years ended December 31, 2007 and 2006, we wrote approximately $40.4 million and $44.0 million, respectively, in base direct premiums written through ADP. We pay ADP fees which are a percentage of premiums for services provided to us by ADP.

Within the ADP insurance agency, there are two group programs: accounts with 1 to 50 employees, known as the small business unit, and accounts with 51 to 100 employees, known as the major account unit. The majority of business we write is written through ADP’s small business unit.

ADP utilizes innovative methods to market workers’ compensation insurance including the Pay-by-Pay® (PBP) program. An advantage of ADP’s PBP program is that the policyholder is not required to pay a deposit at the inception of the policy. Rather, the workers’ compensation premium is deducted each time ADP runs the policyholder’s payroll along with their appropriate federal, state, and local taxes. These characteristics of the PBP program enable us to competitively price the workers’ compensation insurance written as a part of that program.

Although we do not have an exclusive relationship with ADP, we believe we are a key strategic distribution partner of ADP for our selected markets and classes of business. Nevertheless, there are some classes of business that ADP provides payroll services for that do not fall within our underwriting criteria. If the risk does not fit our underwriting criteria, ADP may submit that risk to another insurer. Our agreement with ADP may be terminated without cause upon 120 days notice.

E-chx.    We entered into a joint sales, services and program administration agreement with E-chx and Granite Professional Insurance Brokerage, Inc. in November 2006, pursuant to which E-chx, a payroll solutions company providing payroll outsourcing solutions for small businesses, markets our workers’ compensation insurance product with its payroll services. The program is only available in California and generated $0.2 million in base direct premiums written in 2007. Although we do not have an exclusive relationship with E-chx, we are its only strategic partner in California. E-chx offers products and services in all 50 states. For its services, we pay E-chx fees which are a percentage of premiums paid through the program.

E-chx offers an E-PAYSM program. Policies sold through this program do not require the policyholder to pay a deposit at the inception of the policy, unlike a traditional workers’ compensation insurance policy. In addition, the workers’ compensation premium is deducted each time E-chx runs the policyholder’s payroll along with their appropriate federal, state, and local taxes. We believe that these characteristics of the E-PAY program allow us to competitively price the workers’ compensation insurance written as a part of that program.

The agreement with E-chx is for an initial two-year period running through November 2008 and is automatically renewable for subsequent two-year periods. E-chx may terminate the agreement without cause upon 90 days written notice.

Intego.    On October 25, 2007, we entered into a Partner Program and Agency Agreement with Intego, a full service insurance brokerage that works with approved, independent payroll service companies to identify potential business leads. Pursuant to this agreement, Intego will market our workers’ compensation insurance product in Texas, Florida and Illinois to business customers of the independent payroll service companies with a billing that is integrated with their payroll products.

Our agreement with Intego is not exclusive, and Intego may terminate the agreement without cause upon 90 days written notice. The agreement is for an initial one-year period and is automatically renewable for subsequent one-year periods.

Direct Business

We write a small amount of business that comes to us directly without using an agent or broker or one of our strategic distribution partners. This direct business is a legacy of our assumption of the assets and liabilities of the Fund. Although we do not market any direct business, we intend to maintain this book of business because it is very well known by our underwriters and profitable. In the years ended December 31, 2007 and 2006, we wrote approximately $6.8 million and $8.3 million, respectively, in base direct premiums written attributable to this direct business.

Underwriting and Product

Disciplined Underwriting

We target select small businesses engaged in low to medium hazard industries. We employ a disciplined, conservative underwriting approach designed to individually select specific types of businesses, predominantly those in the four lowest of the seven workers’ compensation insurance industry hazard groups, that we believe will have fewer and less costly claims relative to other businesses in the same hazard groups.

Our underwriting guidelines are designed to minimize underwriting of classes and subclasses of business which have historically demonstrated claims severity that do not meet our target risk profiles. We price our policies based on the specific risks associated with each potential insured rather than solely on the industry class in which a potential insured is classified. In 2007, policyholders in the four lowest industry defined hazard groups generated approximately 83.3% of our base direct premiums written. This is consistent with our strategy of targeting insureds in low to medium hazard businesses. Our statutory losses and loss adjustment expense (LAE) ratio, a measure which relates inversely to our underwriting profitability, was 46.5% and 38.0% in 2007 and 2006 respectively, 25.8 and 34.3 percentage points below the 2006 statutory industry composite losses and LAE ratio calculated by A.M. Best for U.S. insurance companies having more than 50% of their premiums generated by workers’ compensation insurance products. Our statutory losses and LAE ratio was at least ten percentage points below the A.M. Best composite losses and LAE ratio for the industry for each of the five years ended December 31, 2006. Our disciplined underwriting approach is a critical element of our culture and has allowed us to offer competitive prices, diversify our risks and achieve profitable growth.

We provide workers’ compensation insurance coverage to several homogeneous groups of business such as physicians, dentists, restaurants and retail stores. We review the premium, payroll, and loss history trends of each group annually and develop a schedule rating modification that is applied to all policyholders that meet the qualification standards for a given group. Qualification standards vary between groups and may include factors such as management experience, loss experience, and nature of operations conducted by the insured and/or other exposures specific to the class of business. Each insured’s experience modification is also applied in the determination of their premium.

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

We execute our underwriting processes through automated systems and through seasoned underwriters with specific knowledge of local markets. Within these systems, we have developed underwriting templates for specific, targeted classes of business that produce faster quotations when all underwriting criteria are met by a specific risk. These underwriting guidelines consider many factors such as type of business, nature of operations, risk exposures and other employer-specific conditions, and are designed to minimize underwriting of certain classes and subclasses of business such as chemical manufacturing, high-rise construction and long-haul trucking, which have historically demonstrated claims severity that do not meet our target risk profiles. Our systems price our policies based on the specific risks associated with each potential insured rather than solely on the industry class in which such potential insured is classified.

While our underwriting systems are automated, we do not delegate underwriting authority to agents or brokers that sell our insurance or to any other third party. To create efficiency and standardization, on July 1, 2006, we implemented a new underwriting and policy administration system, EACCESS®. As a result, three of our legacy underwriting systems are currently being phased out. Our field underwriters continue to work closely with independent agents, brokers and our strategic distribution partners to market and underwrite our business, regularly visiting their offices and participating in presentations to customers.

Our underwriting guidelines are defined centrally by our Corporate Underwriting Department. The average length of underwriting experience of our current underwriting professionals exceeds ten years. Our chief underwriting officer, who is responsible for supervision of the underwriting conducted at all of the business units, has the authority to permit a business unit to underwrite particular risks that fall outside the classes of business specified in our underwriting guidelines on a case-by-case basis. Also, our chief underwriting officer directly oversees the writing of business in the case of certain of our larger customers.

Loss Control

Our loss control professionals assist our underwriting personnel in evaluating potential and current policyholders and are an important part of our loss control strategy. The purpose of our loss control group is to provide consultation to policyholders to aid them in preventing losses before they occur and in containing costs once claims occur.

Premium Audits

We conduct premium audits on all of our voluntary business policyholders annually, upon the expiration of each policy, including when the policy is renewed. The purpose of these audits is to comply with applicable state and reporting bureau requirements and to verify that policyholders have accurately reported their payroll expenses and employee job classifications, and therefore have been invoiced the premium required under the terms of their policies. In addition to annual audits, we selectively perform interim audits on certain classes of business if significant or unusual claims are filed or concerns are raised regarding projected annual payrolls which could result in substantial variances at final audit. Prior final audit results, as available, are considered when pricing policy renewals.

Principal Products and Pricing

Our workers’ compensation insurance product is written primarily on a guaranteed cost basis, meaning the premium for a policyholder is set in advance and varies based only upon changes in the policyholder’s class and payroll. Class and specific risk credits are formulated to fit the needs of targeted classes and employer groups.

The premiums we charge are established when coverage is bound. Premiums are based on the particular class of business and our estimates of expected losses, LAE and other expenses related to the policies we underwrite. Generally, premiums for workers’ compensation insurance policies are a function of:

•	the amount of the insured employer’s payroll;

•	the applicable premium rate, which varies with the nature of the employees’ duties and the business of the insured;

•	the insured’s industry classification; and

•	factors reflecting the insured employer’s historical loss experience.

In addition, our pricing decisions take into account the workers’ compensation insurance regulatory regime of each state in which we conduct operations, because such regimes address the rates that industry participants in that state may or should charge for policies. In approximately sixteen states, including Florida and Idaho, workers’ compensation insurance rates are set by the state insurance regulators and are adjusted periodically. This style of rate regulation is sometimes referred to as ‘‘administered pricing.’’ In some of these states, insurance companies are permitted to file rates that deviate upwards or downwards from the benchmark rates set by the insurance regulators. In the vast majority of states, workers’ compensation insurers have more flexibility to offer rates that reflect the risk the insurer is taking based on each employer’s profile. These states are often referred to as ‘‘loss cost’’ states. Except for Florida and Idaho, all of the states in which we currently operate, including California and Nevada, are ‘‘loss cost’’ states.

In ‘‘loss cost’’ states, the state first approves a set of loss costs that provide for expected loss and, in most cases, LAE payments, which are prepared by an insurance rating bureau (for example, the WCIRB in California and the NCCI in Nevada). An insurer then selects a factor, known as a loss cost multiplier, to apply to loss costs to determine its insurance rates. In these states, regulators permit pricing flexibility primarily through: (a) the selection of the loss cost multiplier; and (b) schedule rating modifications that allow an insurer to adjust premiums upwards or downwards for specific risk characteristics of the policyholder such as:

•	type of work conducted at the premises or work environment;

•	on-site medical facilities;

•	level of employee safety;

•	use of safety equipment; and

•	policyholder management practices.

In all of the loss cost states in which we currently operate, we use both variables (i.e., both (a) and (b) above) to calculate a policy premium that we believe will cover the claim payments, losses and LAE, and company overhead and result in a reasonable profit for us.

State legislative actions relating to the benefits payable to injured workers can affect the premium rates that we charge for our insurance products. For example, during the period September 2003 to December 31, 2007, we have reduced our rates by 62.3% in California, in response to cost savings realized from the 2003 and 2004 legislative reforms, such as new controls on medical costs and changes in the state’s permanent disability compensation formula. Although the California Insurance Commissioner (California Commissioner) does not set premium rates, he adopts and publishes advisory ‘‘pure premium’’ rates, which are rates that would cover expected losses and LAE but do not contain an element to cover operating expenses or profit. Our California rates continue to be based upon our actuarial analysis of current and anticipated cost trends.

Claims and Medical Case Management

Our claims operations consists of five units that provide regional coverage and claims support. These units are located in Henderson, Nevada; Newbury Park, Glendale and San Francisco, California; Denver, Colorado and Boise, Idaho. The role of our claims units is to actively investigate, evaluate and pay claims efficiently, and to aid injured workers in returning to work in accordance with applicable laws and regulations. We have implemented rigorous claims guidelines, reporting and control procedures in our claims units. We also provide medical case management services for all claims that we determine will benefit from such involvement.

Our claims department also provides claims management services for those claims incurred by the Fund and assumed by our Nevada insurance subsidiary in connection with the LPT Agreement with a date of injury prior to July 1, 1995. We receive a fee from the third party reinsurers equal to 7% of the loss payments on these claims.

In Nevada, we have created our own medical provider network, and we make every appropriate effort to direct injured workers into this network. In the other states in which we do business, we utilize networks affiliated with WellPoint and Coventry Health Care, Inc., formerly Concentra Operating Corporation. In addition to our medical networks, we work closely with local vendors, including attorneys, medical professionals and investigators, to bring local expertise to our reported claims. We pay special attention to reducing costs in each region and have established discounting arrangements with the aforementioned service providers. We use preferred provider organizations, bill review services and utilization management to closely monitor medical costs and to verify that providers charge no more than the applicable fee schedule, or in some cases what is usual and customary.

We actively pursue subrogation and recovery in an effort to mitigate claims costs. Subrogation rights are based upon state and federal laws, as well as the insurance policy issued to the insured. Our subrogation efforts are handled through our subrogation department.

Losses and Loss Adjustment Expense Reserves

We are directly liable for losses and LAE under the terms of insurance policies our insurance subsidiaries underwrite. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. Loss reserves are reflected in our balance sheets under the line item caption ‘‘unpaid losses and loss adjustment expenses.’’ As of December 31, 2007, our reserve for unpaid losses and LAE, net of reinsurance, was $1.2 billion. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. For a detailed description of our reserves, the judgments, key assumptions and actuarial methodologies that we use to estimate our reserves and the role of our consulting actuary, see ‘‘Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies—Reserves for Losses and Loss Adjustment Expenses.’’

The following table provides a reconciliation of the beginning and ending loss reserves on a GAAP basis for the following periods:

	December 31,
	2007	2006	2005
	(in thousands)
Unpaid losses and LAE at beginning of period	$2,307,755	$2,349,981	$2,284,542
Less reinsurance recoverables excluding bad debt
allowance on unpaid losses	1,098,103	1,141,500	1,194,728
Net unpaid losses and LAE at beginning of period	1,209,652	1,208,481	1,089,814
Losses and LAE, net of reinsurance, incurred in:
Current year	221,347	256,257	333,497
Prior years	(60,011)	(107,129)	(78,053)
Total net losses and LAE incurred	161,336	149,128	255,444

	December 31,
	2007	2006	2005
	(in thousands)
Deduct payments for losses and LAE, net of reinsurance related to:
Current year	44,790	41,098	40,116
Prior years	109,129	106,859	96,661
Total net payments for losses and LAE during the current period	153,919	147,957	136,777
Ending unpaid losses and LAE, net of reinsurance	1,217,069	1,209,652	1,208,481
Reinsurance recoverable excluding bad debt allowance on unpaid losses and LAE	1,052,641	1,098,103	1,141,500
Ending unpaid losses and LAE, gross of reinsurance	$2,269,710	$2,307,755	$2,349,981

Our estimates of incurred losses and LAE attributable to insured events of prior years have decreased for past accident years because actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated. We refer to such decreases as favorable developments. The reductions in reserves were $60.0 million, $107.1 million and $78.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimates of net incurred losses and LAE are established by management utilizing actuarial indications based upon our historical and industry experience regarding claim emergence and claim payment patterns, and regarding claim cost trends, adjusted for future anticipated changes in claims-related and economic trends, as well as regulatory and legislative changes, to establish our best estimate of the losses and LAE reserves. The decrease in the prior year reserves was primarily the result of actual paid losses being less than expected, and revised assumptions used in projection of future losses and LAE payments based on more current information about the impact of certain changes, such as legislative changes, which was not available at the time the reserves were originally established. While we have had favorable developments over the past three years, the magnitude of these developments illustrates the inherent uncertainty in our liability for losses and LAE, and we believe that favorable or unfavorable developments of similar magnitude, or greater, could occur in the future. For a detailed description of the major sources of recent favorable developments, see ‘‘Item 7—Management’s Discussion Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserves for Losses and Loss Adjustment Expenses’’ and Note 7 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.

Our reserve for unpaid losses and loss adjustment expenses (gross and net), as well as our case and IBNR were as follows:

	December 31,
	2007	2006	2005
	(in thousands)
Case reserves	$740,133	$753,102	$772,544
IBNR	1,235,124	1,261,521	1,290,029
LAE	294,453	293,132	287,408
Gross unpaid losses and LAE	2,269,710	2,307,755	2,349,981
Reinsurance recoverables on unpaid losses and LAE, gross	1,052,641	1,098,103	1,141,500
Net unpaid losses and LAE	$1,217,069	$1,209,652	$1,208,481

Loss Development

The following tables show changes in the historical loss reserves, on a gross basis and net of reinsurance, for our insurance subsidiaries for the eight years ended December 31, 2007. These tables are presented on a GAAP basis. The paid and reserve data in the following tables is presented on a calendar year basis. We commenced operations as a non-governmental mutual insurance company on January 1, 2000 when our Nevada insurance subsidiary assumed the assets, liabilities and operations of the Fund. Paid and reserve data for the years 1995 through 1999 has not been included in the following tables because (i) prior to December 31, 1999, the Fund was not required to include reserves related to losses and LAE for claims occurring prior to July 1, 1995 in its annual statutory financial statements filed with the Nevada Division of Insurance (NDOI) (consequently, the financial statements made no provision for such liabilities and complete information in respect of those years is not available in a manner that conforms with the information in this table) and (ii) for claims occurring subsequent to July 1, 1995 and prior to the Company’s inception on January 1, 2000, we believe that the loss development pattern was uniquely attributable to Nevada workers’ compensation reforms adopted in the early 1990s, which pattern is not indicative of development that would be expected to be repeated in our prospective operations.

The top line of each table shows the net reserves and the gross reserves for unpaid losses and LAE recorded at each year-end. Such amount represents an estimate of unpaid losses and LAE occurring in that year as well as future payments on claims occurring in prior years. The upper portion of these tables (net and gross cumulative amounts paid, respectively) present the cumulative amounts paid during subsequent years on those losses for which reserves were carried as of each specific year. The lower portions (net reserves re-estimated) show the re-estimated amounts of the previously recorded reserve based on experience as of the end of each succeeding year. The re-estimate changes as more information becomes known about the actual losses for which the initial reserve was carried. An adjustment to the carrying value of unpaid losses for a prior year will also be reflected in the adjustments for each subsequent year. For example, an adjustment made in the 2000 year will be reflected in the re-estimated ultimate net loss for each of the years thereafter. The gross cumulative redundancy (deficiency) line represents the cumulative change in estimates since the initial reserve was established. It is equal to the difference between the initial reserve and the latest re-estimated reserve amount. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

	2000	2001	2002	2003	2004	2005	2006	2007
	(in thousands)
Net reserves for losses and loss adjustment expenses
Originally estimated	$936,000	$887,000	$908,326	$962,457	$1,089,814	$1,208,481	$1,209,652	$1,217,069
Net cumulative amounts paid as of:
One year later	108,748	81,022	80,946	91,130	96,661	106,859	109,129
Two years later	161,721	120,616	130,386	150,391	161,252	175,531
Three years later	191,453	149,701	165,678	193,766	207,868
Four years later	215,015	173,204	194,400	226,127
Five years later	235,613	194,980	218,453
Six years later	255,772	215,507
Seven years later	275,750
Net reserves re-estimated as of:
One year later	896,748	875,522	847,917	924,878	1,011,759	1,101,352	1,149,641
Two years later	885,221	781,142	805,058	886,711	975,765	1,049,628
Three years later	800,959	742,272	779,373	884,426	954,660
Four years later	766,204	719,912	788,262	877,151
Five years later	743,997	730,112	788,481
Six years later	754,447	730,456
Seven years later	754,462
Net cumulative redundancy:	181,538	156,544	119,845	85,306	135,154	158,853	60,011	0
Gross reserves – December 31	2,326,000	2,226,000	2,212,368	2,193,439	2,284,542	2,349,981	2,307,755	2,269,710
Reinsurance recoverable, gross	1,390,000	1,339,000	1,304,042	1,230,982	1,194,728	1,141,500	1,098,103	1,052,641
Net reserves – December 31	936,000	887,000	908,326	962,457	1,089,814	1,208,481	1,209,652	1,217,069
Gross re-estimated reserves	2,082,287	2,009,480	2,028,211	2,072,428	2,110,481	2,170,292	2,233,176	2,269,710
Re-estimated reinsurance recoverables	1,327,825	1,279,024	1,239,730	1,195,277	1,155,821	1,120,664	1,083,535	1,052,641

	2000	2001	2002	2003	2004	2005	2006	2007
	(in thousands)
Net re-estimated reserves	$754,462	$730,456	$788,481	$877,151	$954,660	$1,049,628	$1,149,641	$1,217,069
Gross reserves for losses and adjustment expenses
Originally estimated	2,326,000	2,226,000	2,212,368	2,193,439	2,284,542	2,349,981	2,307,755	2,269,710
Gross cumulative amounts paid as of:
One year later	160,978	128,066	128,462	137,968	142,632	152,006	152,879
Two years later	260,995	215,176	224,740	243,203	252,379	264,430
Three years later	338,243	291,099	306,006	331,731	342,748
Four years later	408,643	360,535	379,881	407,845
Five years later	475,174	427,307	447,687
Six years later	540,329	490,296
Seven years later	602,371
Gross reserves re-estimated as of:
One year later	2,280,978	2,211,566	2,121,867	2,148,829	2,178,514	2,233,077	2,233,176
Two years later	2,266,495	2,089,850	2,072,205	2,088,437	2,138,648	2,170,292
Three years later	2,157,647	2,049,340	2,024,790	2,084,764	2,110,481
Four years later	2,121,397	2,000,560	2,032,553	2,072,428
Five years later	2,072,866	2,009,608	2,028,211
Six years later	2,082,409	2,009,480
Seven years later	2,082,287
Gross cumulative redundancy:	$243,713	$216,520	$184,157	$121,011	$174,061	$179,689	$74,579	$0

Reinsurance

Reinsurance is a transaction between insurance companies in which an original insurer, or ceding company, remits a portion of its premiums to a reinsurer, or assuming company, as payment for the reinsurer assuming a portion of the risk. Reinsurance agreements may be proportional in nature, under which the assuming company shares proportionally in the premiums and losses of the ceding company. This arrangement is known as quota share reinsurance. Reinsurance agreements may also be structured so that the assuming company indemnifies the ceding company against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called an ‘‘attachment level’’ or ‘‘retention’’ in return for a premium, usually determined as a percentage of the ceding company’s primary insurance premiums. This arrangement is known as excess of loss reinsurance. Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. Any liability exceeding the coverage limits of the reinsurance program is retained by the ceding company. The ceding company also bears the credit risk of a reinsurers’ insolvency. In accordance with general industry practices, we purchase excess of loss reinsurance to protect against the impact of large individual, irregularly-occurring losses, and aggregate catastrophic losses from natural perils and terrorism, which would otherwise cause sudden and unpredictable changes in net income and the capital of our insurance subsidiaries.

Reinsurance is used principally:

•	to reduce net liability on individual risks;

•	to provide protection for catastrophic losses; and

•	to stabilize underwriting results and preserve working capital.

Excess of Loss Reinsurance

Our current reinsurance treaty applies to all loss occurrences during and on policies which are in force between 12:01 a.m. July 1, 2007 and 12:01 a.m. July 1, 2008. The treaty consists of two master interests and liabilities agreements, one excess of loss agreement and one catastrophic loss agreement, entered into between EICN and its current and future affiliates and the subscribing reinsurers. We have the ability to extend the term of the treaty to continue to apply to policies which are in force at the expiration of the treaty generally for a period of 12 months. We may cancel the treaty upon 60 days written notice, generally, if any reinsurer ceases its underwriting operations, becomes insolvent, is placed in conservation, rehabilitation, liquidation, has a receiver appointed or if any reinsurer is unable to maintain a rating by A.M. Best and/or Standard and Poor’s of at least ‘‘A−’’ throughout the term of the treaty. Covered losses which occur prior to expiration or cancellation of the treaty continue to be obligations of the reinsurer, subject to the other conditions in the agreement. The subscribing reinsurers may terminate the treaty only for our breach of the obligations of the treaty. We are responsible for the losses if the reinsurer cannot or refuses to pay.

For the treaty, or contract, year beginning July 1, 2007, we have purchased reinsurance up to $200 million. We would be solely responsible for any losses we suffer above $200 million except those covered by the Terrorism Insurance Program Reauthorization Act of 2007. Our loss retention for the treaty year beginning July 1, 2007 is $5 million. This means we have reinsurance for covered losses we suffer between $5 million and $200 million, subject to an aggregate loss cession limitation in the first layer ($5 million in excess of $5 million) of $20 million. Additionally, any loss to a single person involving the second through sixth layers of our reinsurance program is limited to $10 million, and the second through sixth layers ($190 million in excess of $10 million) are limited to one mandatory reinstatement with an additional premium.

The treaty includes certain exclusions for which our reinsurers are not liable for losses, including but not limited to, losses arising from the following: war, strikes or civil commotion; nuclear incidents (other than incidental or ordinary industrial or educational pursuits or the use, handling or transportation of radioisotopes for medical or industrial use or radium or radium compounds); underground mining except where incidental; oil and gas drilling, refining and manufacturing; manufacturing, storage and transportation of fireworks or other explosive substances or devices; asbestos abatement, manufacturing or distribution; excess policies attaching excess of a self-insured retention or a deductible greater than $25,000; and commercial airlines personnel. The reinsurance coverage includes coverage for acts of terrorism other than losses directly or indirectly caused by, contributed to, resulting from, or arising out of or in connection with nuclear, radiological, biological or chemical pollution, contamination or explosion. We have underwriting guidelines which generally require that insured risks fall within the coverage provided in the reinsurance treaty. Any risks written outside the treaty coverage require the review and approval of our chief underwriting officer and/or chief operating officer.

The treaty includes a mandatory commutation (a contractual obligation where the reinsurer makes a final payment of the present value of unpaid ultimate losses covered during the treaty period and is relieved from any additional obligations on those losses) at 84 months following the expiration or cancellation of the agreement for the reinsurance layer (the reinsurance treaty is comprised of a series of insurance coverages by one or more reinsurers that are stacked on top of each other to bring the total reinsurance coverage to a maximum of $200 million) to $10.0 million and commutation by mutual agreement in the layers above $10.0 million provide for a single reinstatement of the coverage upon exhaustion of the respective layers of coverage.

The significant changes between years from the reinsurance program commencing July 1, 2006 to the reinsurance program commencing July 1, 2007 are as follows:

•	risks related to catastrophic losses have been reduced by increasing the related reinsurance coverage from $175 million to $200 million;

•	our retention of risk increased from $4.0 million to $5.0 million; and

•	our coverage for any loss to a single person involving the second through sixth layers of our reinsurance program increased from $7.5 million to $10.0 million.

Our practice is to select reinsurers with an A.M. Best rating of ‘‘A−’’ or better at treaty inception as indicated in the table below, which provides information about our reinsurers and their participation in our reinsurance program:

All treaties are Per Occurrence Excess of Loss with a term of July 1, 2007 to June 30, 2008

			$5m excess of $10m	$10m excess of $20m	$50m excess of $50m	$100m excess of $100m	$150m excess of $150m
		$5m excess of $5m
Reinsurers	A.M. Best Ratings
ACE Property & Casualty Insurance Company	A+	—%	—%	5.00%	5.00%	—%	—%
Allied World Assurance Company, Ltd.	A	—	—	—	—	15.00	—
Arch Reinsurance Company	A	—	—	—	8.00	5.00	5.00
Aspen Insurance UK Limited	A	7.40	8.40	8.50	8.50	8.75	12.50
Axis Specialty Limited	A	—	7.50	7.50	7.50	7.50	7.50
Endurance Specialty Insurance Ltd	A−	—	5.00	5.00	12.50	10.00	10.00
Federal Insurance Company	A++	—	—	2.00	5.00	—	—
Hannover Re (Bermuda) Ltd	A	—	—	—	5.00	7.50	7.50
Hannover Rueckversicherung-AG	A	25.00	15.00	15.00	—	—	—
Lloyds Syndicate #0435 FDY(1)	A	—	5.00	—	4.00	—	4.00
Lloyds Syndicate #0570 ATR(1)	A	1.00	3.25	3.25	2.50	1.00	—
Lloyds Syndicate #0623 AFB(1)	A	—	0.81	—	0.57	—	—
Lloyds Syndicate #0727 SAM(1)	A	—	2.00	2.00	2.00	—	1.50
Lloyds Syndicate #0780 ADV(1)	A	—	—	—	—	2.75	3.00
Lloyds Syndicate #0958 GSC(1)	A	—	3.00	3.00	3.75	3.00	—
Lloyds Syndicate #1084 CSL(1)	A	—	—	—	—	1.79	2.08
Lloyds Syndicate #1301 BGT(1)	A	—	—	—	—	0.96	1.12
Lloyds Syndicate #2000 HAR(1)	A	5.00	5.10	5.80	5.50	4.50	5.00
Lloyds Syndicate #2001 AMLIN(1)	A	—	—	—	—	2.50	3.00
Lloyds Syndicate #2003 SJC(1)	A	40.50	22.00	25.00	12.25	5.00	5.00
Lloyds Syndicate #2623 AFB(1)	A	—	3.44	—	2.43	—	—
Lloyds Syndicate #2987 BRT(1)	A	6.20	4.50	5.45	5.00	3.75	7.80
Lloyds Syndicate #4472 LIB(1)	A	7.40	—	—	3.00	3.50	5.00
Munich Reinsurance America, Inc.	A	7.50	—	—	—	—	—
Odyssey America Reinsurance Corporation	A	—	5.00	5.00	—	—	—
Swiss Reinsurance America Corporation	A+	—	—	—	—	15.00	15.00
Tokio Millenium Re Ltd	A+	—	10.00	5.00	5.00	—	—
Validus Reinsurance, Ltd	A−	—	—	2.50	2.50	2.50	5.00
		100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

(1)	The overall rating of Lloyds from a security standpoint is called the market or ‘‘floor’’ rating. The existence of this market rating reflects the ‘‘chain of security’’ and, in particular, the role of the Lloyd’s Central Fund which ensures that each syndicate is backed by capital consistent with a financial strength rating of at least that of the ‘‘Lloyds’’ market. These syndicates are rated under the overall rating of Lloyds. Some syndicates have their own separate rating which is higher than the floor rating.

LPT Agreement

On July 1, 1999, the Nevada legislature enacted Senate Bill 37 (SB37). The provisions of SB37 specifically stated that the Fund could take retroactive credit as an asset or a reduction of liability, amounts ceded to (reinsured with) assuming insurers with security based on discounted reserves for losses related to periods beginning before July 1, 1995, at a rate not to exceed 6%.

As a result of SB37, the Fund entered into the LPT Agreement, a retroactive 100% quota share reinsurance agreement, in a loss portfolio transfer transaction with third party reinsurers. (the LPT Agreement). The LPT Agreement commenced on June 30, 1999 and will remain in effect until all claims for loss and outstanding loss under the covered policies have closed, the agreement is commuted, or terminated, upon the mutual agreement of the parties, or the reinsurer’s aggregate maximum limit of liability is exhausted, whichever occurs earlier. The LPT Agreement does not provide for any additional termination terms. The LPT Agreement substantially reduced the Fund’s exposure to losses for pre-July 1, 1995 Nevada insured risks. On January 1, 2000, our Nevada insurance subsidiary assumed all of the assets, liabilities and operations of the Fund, including the Fund’s rights and obligations associated with the LPT Agreement.

Under the LPT Agreement, the Fund initially ceded $1.525 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775 million in cash. The LPT Agreement, which ceded to the reinsurers substantially all of the Fund’s outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2 billion, excluding losses for burial and transportation expenses. As of December 31, 2007 and 2006, the estimated remaining liabilities subject to the LPT Agreement were approximately $971.7 million, and $1.0 billion, respectively. Losses and LAE paid with respect to the LPT Agreement totaled approximately $405.7 million and $364.5 million through December 31, 2007 and 2006, respectively.

The reinsurers agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. The LPT Agreement required the reinsurers to each place assets supporting the payment of claims by them in individual trusts that require that collateral be held at a specified level. The level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we can require the reinsurers to contribute additional assets to maintain the required minimum level. The value of these assets as of December 31, 2007 and 2006 was $838.3 million and $1.0 billion, respectively. One of the reinsurers has collateralized its obligations under the LPT Agreement by placing the stock of a publicly held corporation, with a value of $556.5 million at December 31, 2007, in a trust to secure the reinsurer’s losses of $539.9 million. The value of this collateral is therefore subject to fluctuations in the market price of such stock. The other reinsurers have placed treasury and fixed income securities in trusts to collateralize their losses.

The current reinsurers party to the LPT Agreement include ACE Bermuda Insurance Limited, XL Mid Ocean Reinsurance Company Ltd. and National Indemnity Company (NICO). The contract provides that during the term of the agreement all reinsurers need to maintain a rating of no less than ‘‘A−’’ as determined by A.M. Best.

The original reinsurers party to the LPT Agreement were ACE Bermuda Insurance Limited, XL Mid Ocean Reinsurance Company Ltd. and Gerling Global International Reinsurance Company Ltd. (Gerling). The contract provides that during the term of the agreement all reinsurers need to maintain a rating of no less than ‘‘A−’’ as determined by A.M. Best. On October 18, 2002, the rating of Gerling dropped below the mandatory ‘‘A−’’ rating to ‘‘B+’’. Therefore, on May 28, 2003, EICN entered into an agreement with NICO and Gerling. Under the terms of this agreement Gerling was released from its percentage participation (55%) on LPT Agreement and NICO assumed such participation. The cost to EICN of the novation was $32.8 million.

Clarendon Fronting Facility

Effective July 1, 2002, ECIC entered into a fronting facility with Clarendon in connection with the Fremont transaction, pursuant to which we effectively acted as a reinsurer and provided administrative and claims services. Under the Clarendon fronting facility, ECIC assumed liability for 100% of the post-June 30, 2002 losses under Fremont policies in force as of July 1, 2002 and new and renewal policies written through Clarendon on and after July 1, 2002. Effective July 1, 2003, the agreement was amended such that ECIC assumed liability of 90% of the losses on new and renewal policies written through Clarendon on and after July 1, 2003. This arrangement was necessary because, at the time of the Fremont transaction, ECIC did not have a financial strength rating, which is typically required by market participants, such as agents and brokers, and, accordingly, we could not write policies directly in California. Clarendon had such a financial strength rating and, because of the fronting facility, ECIC was able to utilize Clarendon’s rating to write policies indirectly in California. ECIC obtained the relevant financial strength rating in the third quarter of 2003 and, as a result, was able to issue new and renewal policies on its own without the fronting facility after that date. Our obligations to Clarendon under the fronting facility were initially collateralized with assets placed in a trust. In October 2006, the trust agreement with Clarendon was terminated and the funds were released to us.

Recoverability of Reinsurance

Reinsurance makes the assuming reinsurer liable to the ceding company, or original insurer, to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under such reinsurance. Therefore, we are subject to credit risk with respect to the obligations of our reinsurers. We regularly perform internal reviews of the financial strength of our reinsurers. However, if a reinsurer is unable to meet any of its obligations to our insurance subsidiaries under the reinsurance agreements, our insurance subsidiaries would be responsible for the payment of all claims and claims expenses that we have ceded to such reinsurer. We do not believe that our insurance subsidiaries are currently exposed to any material credit risk. In addition to selecting financially strong reinsurers, we continue to monitor and evaluate our reinsurers to minimize our exposure to credit risks or losses from reinsurer insolvencies. The Company obtains collateral to mitigate the risks related to reinsurance insolvencies. At December 31, 2007, $838.3 million was in a trust account for reinsurance related to the LPT Agreement and an additional $1.2 million was collateralized by cash or letter of credit.

The availability, amount and cost of reinsurance are subject to market conditions and to our experience with insured losses. There can be no assurance that our reinsurance agreements can be renewed or replaced prior to expiration upon terms as satisfactory as those currently in effect. If we were unable to renew or replace our reinsurance agreements:

•	our net liability on individual risks would increase;

•	we would have greater exposure to catastrophic losses;

•	our underwriting results would be subject to greater variability; and

•	our underwriting capacity would be reduced.

Certain information regarding our ceded reinsurance recoverables as of December 31, 2007 for reinsurance programs incepted prior to June 30, 2007 is provided in the following table:

Name of Reinsurer	Rating(1)	Total Paid	Total Unpaid Losses and LAE	Total
	(in thousands)
ACE Bermuda Insurance Limited	A+	$992	$97,172	$98,164
Ace Property & Casualty Insurance Company	A+	—	1,693	1,693
American Healthcare Indemnity Co	B+	—	3,619	3,619
Aspen Insurance UK Limited	A+	—	5,709	5,709
Converium Reinsurance (North America) Inc	B+	—	5,551	5,551
Hannover Rueckversicherung-AG	A	—	2,987	2,987
Munich Reinsurance America, Inc.	A	1	3,986	3,987
National Indemnity Company	A++	5,458	534,445	539,903
Odyssey America Reinsurance Corp	A	—	1,146	1,146
ReliaStar Life Insurance Company	A+	37	3,136	3,173
RSUI Indemnity Company	A	—	2,067	2,067
St. Paul Fire & Marine Insurance Company	A+	11	5,402	5,413
Swiss Reinsurance America Company	A+	48	12,163	12,211
Tokio Millenium Re Ltd.	A+	86	6,901	6,987
XL Reinsurance Limited	A+	3,474	340,102	343,576
Lloyds Syndicates	A	—	18,963	18,963
All Other	Various	111	6,291	6,402
Total		$10,218	$1,051,333	$1,061,551

(1)	A.M. Best’s highest financial strength ratings for insurance companies are ‘‘A++’’ and ‘‘A+’’ (superior) and ‘‘A’’ and ‘‘A−’’ (excellent).

We review the aging of our reinsurance recoverables on a quarterly basis. At December 31, 2007, 0.8% of our reinsurance recoverables on paid losses were 90 days overdue.

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

Investments

We derive investment income from our invested assets. We invest our insurance subsidiaries’ total statutory surplus and funds to support our loss reserves and our unearned premiums. As of December 31, 2007, the amortized cost of our investment portfolio was $1.65 billion and the fair market value of the portfolio was $1.73 billion.

We employ an investment strategy that emphasizes asset quality and the matching of maturities of fixed maturity securities against anticipated claim payments and expenditures or other liabilities. The amounts and types of our investments are governed by statutes and regulations in the states in which our insurance subsidiaries are domiciled. Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate duration targets to balance against anticipated future claim payments.

At December 31, 2007, our investment portfolio, which is classified as available-for-sale, was made up almost entirely of investment grade fixed maturity securities whose fair values may fluctuate due to the latest interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. As of December 31, 2007, our investments (excluding cash and cash equivalents) had a duration of 5.82 as compared to 5.89 as of December 31, 2006. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be ‘‘AA.’’ As of December 31, 2007, our fixed maturity securities portfolio had an average quality of ‘‘AA+,’’ with approximately 93.0% of the carrying value of our investment portfolio rated ‘‘AA’’ or better. Our investment portfolio is comprised of less than 0.03% of subprime mortgage debt securities or derivative securities relating thereto. The subprime mortgage crisis was created by a sharp rise in home foreclosures that started in the United States in late 2006 as high default rates materialized on subprime and other adjustable rate mortgages (ARMs) made to higher-risk borrowers.

We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, changes in market prices of the equity securities we hold in our combined investment portfolio result in increases or decreases in our total assets. In order to minimize our exposure to equity price risk, we invest primarily in equity securities of mid-to-large capitalization issuers and seek to diversify our equity holdings across several industry sectors. Our objective during the past few years has been to reduce equity exposure as a percentage of our total portfolio by increasing our fixed maturity securities. Our investment strategy allows a maximum exposure of 20% of our total combined investment portfolio in equity securities, with our current equity allocation at 6.2% of the total portfolio at December 31, 2007.

Our equity allocation at September 30, 2006 was above our current selected target of 6% and at the maximum exposure of 15% of our total combined investment portfolio. We evaluated our portfolio equity allocation during the fourth quarter of 2006 and elected to reduce the amount allocated to equity securities to our current target level of 6% during that period. Reducing our equity allocation has the effect of decreasing expected surplus volatility (because under statutory accounting principles, equity securities are carried at fair value with the unrealized gains/losses charged directly to surplus, in contrast to fixed income securities which are carried at amortized cost with no impact on surplus due to changes in fair value). Equity sales of $169.2 million related to the portfolio reallocation generated taxable gains of $49.2 million in the fourth quarter of 2006. Previous to the sales, these equity securities were recorded on the balance sheet at fair value, with unrealized gains recognized as a component of accumulated other comprehensive income in the consolidated statements of equity. These sales did not materially increase assets or equity.

Our investment strategy focuses on maximizing economic value through dynamic asset and liability management, subject to regulatory and rating agency constraints, at the consolidated and individual company level. The asset allocation is reevaluated by the Finance Committee of the Board of Directors at a detailed level on a quarterly basis. We employ Conning Asset Management (Conning) as our independent investment manager. Conning follows our written investment guidelines based upon strategies approved by our Board of Directors. In addition to the construction and management of the portfolio, we utilize investment advisory services of Conning. These services include investment accounting and company modeling using Dynamic Financial Analysis (DFA). The DFA tool is utilized in developing a tailored set of portfolio targets and objectives, which in turn, is used in constructing an optimal portfolio.

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

The following table shows the market values of various categories of invested assets, the percentage of the total market value of our invested assets represented by each category and the tax equivalent yield based on the market value of each category of invested assets as of December 31, 2007:

Category	Market Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasury securities	$155,622	9.0%	4.52
U.S. Agency securities	132,555	7.7	5.06
Tax-exempt municipal securities	895,462	51.9	5.77
Corporate securities	186,656	10.8	5.33
Mortgage-backed securities	181,461	10.5	5.44
Commercial Mortgage-backed securities	46,020	2.7	5.09
Asset-backed securities	21,127	1.2	4.86
Equities	107,377	6.2	2.63
Total	$1,726,280	100.0%
Weighted average yield			5.37

For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date. For mortgage-backed securities, mortgage prepayment assumptions are utilized to project the expected principal redemptions for each security, and the maturity used in the table below is the average life based on those projected redemptions: The following table shows the composition of our fixed maturity securities investment portfolio by remaining time to maturity at December 31, 2007:

Remaining Time to Maturity	Percentage of Total Market Value
	(in thousands, except percentages)
Less than one year	$85,644	5.3%
One to five year	473,061	29.2
Five to ten years	669,130	41.3
More than ten years	391,068	24.2
Total	$1,618,903	100.0%

Information Technology

Core Systems

EACCESS®.    Our main underwriting and policy administration system is EACCESS, which began production of renewals and new business on July 1, 2006. It includes the base systems for underwriting evaluation, quoting, rating, policy issuance and policy servicing and endorsements. We have also customized the system to support some of our specific company needs. We host this package internally and have purchased the source code so that we can have more control over enhancements to the application. As of December 31, 2007, we have three years remaining on our license contract.

DCO/UWS, Tropics, AIMS.    DCO/UWS and Tropics, legacy systems, are still used for policy administration, however, these systems are no longer used for new or renewal business. These legacy systems will be phased out in 2010. AIMS is currently used for policy administration of the business generated by one of our strategic distribution partners.

Focus.    Focus is our proprietary claims administration system. This system is used for all claims management activities across the Company. The new claims administration system, EPIC, will replace Focus in its entirety as described below.

EPIC.    We have licensed IVOS, our new claims administration system, from Valley Oak Systems, Inc., and named it EPIC. Currently, we are in the implementation phase of this project. EPIC will replace Focus in the third quarter of 2008. The major benefits of the EPIC system include enhanced productivity through more efficient processing, better management reporting and business rules logic to support more effective claims handling.

Business Continuity/Disaster Recovery

We have a business continuity plan for our critical business functions and continue to add to this plan for other functions that are not as critical. We employ a full-time Business Continuity Program (BCP) coordinator who engages the incident management team in the constant review and testing of the BCP process. We have a Disaster Recovery Coordinator in information technology to maintain our disaster recovery plan for the restoration of information technology infrastructure and applications. We are evolving this plan to include the many changes we have had in our environment in the last several years. We have two data centers: Henderson and Reno, Nevada. They are dual production facilities as well as disaster recovery sites for each other. We backup data across the network between data centers as well as utilizing an offsite tape storage facility for contingency planning.

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

Pursuant to applicable insurance holding company laws, EICN is required to register with the NDOI, and pursuant to the insurance holding company laws of California, ECIC is required to register with the California Department of Insurance (CDOI). All transactions within a holding company system affecting an insurer must have fair and reasonable terms, charges or fees for services performed must be reasonable, and the insurer’s total statutory surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to state insurance regulators is required prior to the consummation of certain affiliated and other transactions involving EICN or ECIC, and such transactions may be disapproved by the state insurance regulators.

Change of Control

Under Nevada insurance law and our amended and restated articles of incorporation that became effective on February 5, 2007, for a period of five years following February 5, 2007, no person may acquire or offer to acquire beneficial ownership of five percent or more of any class of our voting securities without the prior approval by the Nevada Commissioner of Insurance (Nevada Commissioner) of an application for acquisition. Under Nevada insurance law, the Nevada Commissioner may not approve an application for such acquisition unless the Commissioner finds that: (a) the acquisition will not frustrate the plan of conversion as approved by our members and the Commissioner; (b) the Board of Directors of EICN has approved the acquisition or extraordinary circumstances not contemplated in the plan of conversion have arisen which would warrant approval of the acquisition; and (c) the acquisition is consistent with the purpose of relevant Nevada insurance statutes to permit conversions on terms and conditions that are fair and equitable to the members eligible to receive consideration. Accordingly, as a practical matter, any person seeking to acquire us within five years after February 5, 2007 may only do so with the approval of our Board of Directors. On December 14, 2007, the Nevada Commissioner approved our application to waive any beneficial ownership over 5% if the excess was caused by the 2007 stock repurchase program.

In addition, the insurance laws of Nevada and California generally require that any person seeking to acquire control of a domestic insurance company must obtain the prior approval of the insurance commissioner. Insurance laws in many states in which we are licensed contain provisions that require pre-notification to the insurance commissioner of a change in control of a non-domestic insurance company licensed in those states. ‘‘Control’’ is generally presumed to exist through the direct or indirect ownership of ten percent or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. The insurance laws of Nevada and California generally require that any person seeking to acquire control of a domestic insurance company must obtain the prior approval of the insurance commissioner. In addition, many other state insurance laws require prior notification to the insurance department of those states of a change of control of a non-domiciliary insurance company licensed to transact insurance in that state. Because we have an insurance subsidiary domiciled in Nevada and another insurance subsidiary domiciled in California and licensed in numerous other states, any future transaction that would constitute a change in control of us would generally require the party seeking to acquire control to obtain the prior approval of the Nevada Commissioner and the California Commissioner, and may require pre-notification of the change of control in those states that have adopted pre-notification provisions upon a change of control.

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. EICN is required to register with the NDOI, and ECIC is required to register with the CDOI. These state agencies have broad regulatory, supervisory and administrative powers, including among other things, the power to grant and revoke licenses to transact business, license agencies, set the standards of solvency to be met and maintained, determine the nature of, and limitations on, investments and dividends, approve policy forms and rates in some states, periodically examine financial statements, determine the form and content of required financial statements, and periodically examine market conduct.

Detailed annual and quarterly financial statements and other reports are required to be filed with the insurance regulator in all states in which we are licensed to transact business. The financial statements of EICN and ECIC are subject to periodic examination by the department of insurance in each state in which it is licensed to do business.

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

As an insurance holding company, we, as well as our insurance company subsidiaries EICN and ECIC, are subject to regulation by the states in which our insurance company subsidiaries are domiciled or transact business. EICN is domiciled in Nevada and transacts business in Nevada. ECIC is domiciled in California and transacts business in Arizona, California, Colorado, Florida, Illinois, Idaho, Montana, Nevada, Oregon, Texas and Utah. Additionally, ECIC currently holds certificates of authority to write workers’ compensation insurance in Georgia, Maryland, Massachusetts, New Mexico, New York, and Pennsylvania.

We are subject to periodic examinations by state insurance departments in the states in which we operate. The CDOI and the NDOI generally examine each of their respective domiciliary insurance companies on a triennial basis. We have received notice from Nevada and California that they intend to conduct financial examinations of EICN and ECIC in 2008.

Premium Rate Restrictions

Among other matters, state laws regulate not only the amounts and types of workers’ compensation benefits that must be paid to injured workers, but in some instances the premium rates that may be charged by us to insure businesses for those liabilities. For example, in approximately sixteen states, including Florida and Idaho, workers’ compensation insurance rates are set by the state insurance regulators and are adjusted periodically. This style of rate regulation is sometimes referred to as ‘‘administered pricing.’’ In some of these states, insurance companies are permitted to file rates that deviate upwards or downwards from the benchmark rates set by the insurance regulators. In the vast majority of states, workers’ compensation insurers have more flexibility to offer rates that reflect the risk the insurer is taking based on each employer’s profile. These states are often referred to as ‘‘loss cost’’ states. Except for Idaho, and Florida, all of the states in which we currently operate, including California and Nevada, are ‘‘loss cost’’ states.

In ‘‘loss cost’’ states, the state first approves a set of loss costs that provide for expected loss and, in most cases, LAE payments, which are prepared by an insurance rating bureau (for example, the WCIRB in California and the NCCI in Nevada). An insurer then selects a factor, known as a loss cost multiplier, to apply to loss costs to determine its insurance rates. In these states, regulators permit pricing flexibility primarily through: (a) the selection of the loss cost multiplier; and (b) schedule rating modifications that allow an insurer to adjust premiums upwards or downwards for specific risk characteristics of the policyholder such as:

•	type of work conducted at the premises or work environment;

•	on-site medical facilities;

•	level of employee safety;

•	use of safety equipment; and

•	policyholder management practices.

Financial, Dividend and Investment Restrictions

State laws require insurance companies to maintain minimum levels of surplus and place limits on the amount of premiums a company may write based on the amount of that company’s surplus. These limitations may restrict the rate at which our insurance operations can grow.

State laws also require insurance companies to establish reserves for payments of policyholder liabilities and impose restrictions on the kinds of assets in which insurance companies may invest. These restrictions may require us to invest in assets more conservatively than we would if we were not subject to state law restrictions and may prevent us from obtaining as high a return on our assets as we might otherwise be able to realize absent the restrictions.

The ability of EHI to pay dividends on our common stock and to pay other expenses will be dependent to a significant extent upon the ability of our Nevada domiciled insurance company, EICN, to pay dividends to its immediate holding company, EGI and, in turn, the ability of EGI to pay dividends to EHI.

Nevada law limits the payment of cash dividends by EICN to EGI by providing that payments cannot be made except from available and accumulated surplus money otherwise unrestricted (unassigned) and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend otherwise prohibited by these restrictions, such as a dividend from special assigned surplus, may only be declared and distributed upon the prior approval of the Nevada Commissioner and are considered extraordinary. Special surplus for EICN is assigned surplus funds relating to statutory accounting for retroactive reinsurance and is not available for dividends without prior approval from the Nevada Commissioner.

EICN must give the Nevada Commissioner prior notice of any extraordinary dividends or distributions that it proposes to pay to EGI, even when such a dividend or distribution is to be paid out of available and otherwise unrestricted (unassigned) surplus. EICN may pay such an extraordinary dividend or distribution if the Nevada Commissioner either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of: (a) 10% of EICN’s statutory surplus as regards policyholders at the next preceding December 31; or (b) EICN’s statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31.

As of December 31, 2007, EICN had positive unassigned surplus of $149.0 million. As a result of the approval of an extraordinary dividend of $200.0 million from special surplus by the Nevada Commissioner on December 18, 2007, dividends from unassigned surplus will also require the approval of the Commissioner in 2008. At December 31, 2006, EICN had positive unassigned surplus of $38.0 million. An extraordinary dividend of $55.0 million was approved by the Nevada Commissioner October 17, 2006, which then required and resulted in approval of dividends from unassigned surplus for 2007 by the Nevada Commissioner. This additional approval was required because combined dividends from special and unassigned surplus for the 12 months exceeded ordinary dividend limitations on the payment of dividends as a percentage of total surplus and also exceeded the net income limitation for 2007. All dividends made during the previous 12 months must be considered along with any proposed dividend in the determination of ordinary versus extraordinary dividends when evaluating the limitations set by regulations.

The extraordinary dividend granted on October 17, 2006, by the Nevada Commissioner of $55 million was conditioned upon the expiration of any underwriter’s over-allotment option period from the IPO, prior repayment of any expenses of the Company and its subsidiaries arising from the conversion and the IPO, the exhaustion of any proceeds retained by the Company from the then recently completed initial public offering, maintaining the risk-based capital (RBC) total adjusted capital of EICN above a specified level on the date of declaration and payment of any particular extraordinary dividend after taking into account the effect of such dividend, and maintaining all required filings with the Nevada Commissioner. The conditions were met and the $55 million extraordinary dividend was paid. We used the dividend to pay quarterly dividends to our stockholders, to repurchase our common stock and for general corporate purposes, other than to increase executive compensation.

As the direct owner of ECIC, EICN will be the direct recipient of any dividends paid by ECIC. The ability of ECIC to pay dividends to EICN is limited by California law, which provides that absent prior approval of the California Commissioner, dividends can only be declared from earned surplus. Earned surplus as defined by California law excludes amounts: (a) derived from the net appreciation in the value of assets not yet realized; or (b) derived from an exchange of assets, unless the assets received are currently realizable in cash. In addition, California law provides that the appropriate insurance regulatory authorities in the State of California must approve (or, within a 30-day notice period, not disapprove) any dividend that, together with all other such dividends paid during the preceding 12 months, exceeds the greater of: (a) 10% of ECIC’s statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. The maximum pay-out that may be made by ECIC to EICN on or after December 15, 2008 without prior approval is $49.2 million. ECIC declared and paid dividends of $61.0 million in December 2007. No dividends were declared or paid in 2006 or 2005.

The CDOI (the domiciliary state of ECIC) has required that in addition to applying the National Association of Insurance Commissioners’ (NAIC) statutory accounting practices, insurance companies must record, under certain circumstances, an additional liability, called an ‘‘excess statutory reserve.’’ If the workers’ compensation losses and loss adjustment expense ratio is less than 65% in each of the three most recent accident years, the difference is recorded as an excess statutory reserve. In October 2007, the California legislature passed SB 316 which repeals the minimum reserve requirement in regards to workers’ compensation reserves, effective, January 1, 2008. Based on SB 316, the Company did not record an excess statutory reserve as of December 31, 2007 in its 2007 Annual Statement, as filed with the CDOI in 2008. The excess statutory reserves previously required by CDOI decreased ECIC’s statutory-basis surplus by $33.9 million to $314.1 million at December 31, 2006, as filed with the CDOI.

Guaranty Fund Assessments

In Nevada, California and in most of the states where our insurance company subsidiaries are licensed to transact business, there is a requirement that property and casualty insurers doing business within each such state participate as member insurers in a guaranty association, which is organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premium written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. We receive a full or partial credit against premium taxes in some states for amounts paid to guaranty funds.

In California, unpaid workers’ compensation liabilities from insolvent insurers are the responsibility of the California Insurance Guarantee Association (CIGA). We pass CIGA assessments on to our policyholders, via a surcharge based upon the estimated annual premium at the policy’s inception. We have received, and expect to continue to receive, these guaranty fund assessments, which are paid to CIGA based on the premiums written. As of December 31, 2007, the Company recorded an asset of $9.1 million for assessments paid to CIGA that includes prepaid policy surcharges still to be collected in the future from policyholders. We also write workers’ compensation insurance in other states with similar obligations as those in California. In these states, we are directly responsible for payment of the assessment. We recorded an estimate of $1.1 million and $1.3 million for our expected liability for guaranty fund assessments at December 31, 2007 and 2006, respectively. The guaranty fund assessments are expected to be paid within two years of recognition.

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

Privacy Regulations

In 1999, the United States Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, a majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. A recent NAIC initiative that impacted the insurance industry in 2001 was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Many states, including California and Nevada, have now adopted similar provisions regarding the safeguarding of customer information. Our insurance subsidiaries have established procedures to comply with the Gramm-Leach-Bliley-related privacy requirements, and we require third parties with whom we do business to comply with all applicable federal and state privacy laws and regulations.

Federal and State Legislative Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various Model Laws adopted by the NAIC. Proposed legislation was introduced in the United States Congress during 2006 that would allow for an optional federal chartering of U.S. insurance companies, similar to banks. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition or competition among U.S. insurers.

In response to the tightening of supply or unavailability of insurance and reinsurance following the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act of 2002, or the 2002 Act, was enacted on November 26, 2002. The principal purpose of the 2002 Act was to create a role for the Federal government in the provision of insurance for losses sustained in connection with foreign terrorism. Prior to the Act, insurance (except for workers’ compensation insurance) and reinsurance for losses arising out of acts of terrorism were largely unavailable from private insurance and reinsurance companies.

In December 2007, the Terrorism Risk Act was extended by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (TRIPRA). While the underlying structure of the 2002 Act was left intact, the 2007 extension includes some adjustments. The workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from terrorist acts as well as nuclear, biological and chemical attacks. In addition, we are not able to limit our losses arising from any one catastrophe or any one claimant. Our reinsurance policies exclude coverage for losses arising out of nuclear, biological, chemical or radiological attacks. Under TRIPRA, federal protection is currently provided to the insurance industry for events, including acts of foreign and domestic terrorism, that result in an industry loss of at least $100 million in 2007 through 2014. In the event of a qualifying industry loss (which must occur out of an act of terrorism certified as such by the Secretary of the Treasury), each insurance company is responsible for a deductible of 20% of direct earned premiums in the previous year, with the federal government responsible for reimbursing each company for 85% of the insurer’s loss in excess of the insurer’s proportionate share of the $100 billion industry aggregate limit in any one year. Accordingly, events may not be covered by, or may result in losses exceeding the capacity of our reinsurance protection and any protection offered by the TRIPRA or any subsequent legislation. Therefore, acts of terrorism could adversely affect our business and financial condition.

We do not believe that the risk of loss to our insurance subsidiaries from acts of terrorism is significant. Small businesses constitute a large portion of our policies, and we do not intend to write large concentrations of business in any particular market location. However, the impact of any future terrorist acts is unpredictable, and the ultimate impact on our insurance subsidiaries, if any, of losses from any future terrorist acts will depend upon their nature, extent, location and timing.

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

IRIS Ratios

The Insurance Regulatory Information System (IRIS), is a system established by NAIC to provide state regulators with an integrated approach to monitor the financial condition of insurers for the purposes of detecting financial distress and preventing insolvency. IRIS identifies 13 key financial ratios based on year-end data with each ratio identified with a ‘‘usual range’’ of result. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

As of December 31, 2007, EICN had two ratios outside the usual range and ECIC had one ratio outside the usual range as set forth in the following table:

Employers Insurance Company of Nevada

Ratio	Usual Range	Actual Results	Reason for Unusual Results
Investment yield	6.5% to 3.0%	7.7%	EICN’s investment income increased primarily due to the payment of a dividend from ECIC. This is the first dividend payment that has been made from the subsidiary.
Liabilities to liquid assets	105.0% to 0.0%	118.0%	Total liabilities include funds withheld by ECIC pursuant to an inter-company pooling agreement.

Employers Compensation Insurance Company

Ratio	Usual Range	Actual Results	Reason for Unusual Results
Liabilities to liquid assets	105.0% to 0.0%	153.0%	Total liabilities include funds withheld by EICN pursuant to an inter-company pooling agreement.

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

Neither EICN nor ECIC is currently subject to any action by any state insurance department with respect to the IRIS ratios described above.

Risk-Based Capital (RBC) Requirement

The NAIC has adopted an RBC formula to be applied to all insurance companies. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. RBC standards are used by state insurance regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. Nevada and California have adopted laws substantially similar to the NAIC’s RBC laws.

The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of the Company’s total adjusted capital, defined as the total of its statutory capital and surplus to its RBC.

•	The ‘‘Company Action Level’’ is triggered if a company’s total adjusted capital is less than 200% but greater than or equal to 150% of its RBC. At the ‘‘Company Action Level,’’ a company must submit a comprehensive plan to the state insurance regulator that discusses proposed corrective actions to improve its capital position. A company whose total adjusted capital is between 250% and 200% of its RBC is subject to a trend test. A trend test calculates the greater of any decrease in the margin (i.e., the amount in dollars by which a company’s adjusted capital exceeds its RBC) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year.

•	The ‘‘Regulatory Action Level’’ is triggered if a company’s total adjusted capital is less than 150% but greater than or equal to 100% of its RBC. At the ‘‘Regulatory Action Level,’’ the state insurance regulator will perform a special examination of the Company and issue an order specifying corrective actions that must be followed.

•	The ‘‘Authorized Control Level’’ is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 70% of its RBC, at which level the state insurance regulator may take any action it deems necessary, including placing the Company under regulatory control.

•	The ‘‘Mandatory Control Level’’ is triggered if a company’s total adjusted capital is less than 70% of its RBC, at which level the state insurance regulator is mandated to place the Company under its control.

At December 31, 2007, both EICN and ECIC had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed RBC action level.

Statutory Accounting and Solvency Regulations

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance (Codification), which, effective January 2001, replaced the previous Accounting Practices and Procedures manual as the NAIC’s primary guidance on statutory accounting applicable to insurance companies in the U.S. Statutory accounting is a comprehensive basis of accounting for insurance companies based Codification and state laws, regulations and general administrative rules.

Statutory accounting principles (SAP) are a basis of accounting developed to assist state insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s statutory surplus. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

Statutory accounting practices established by the NAIC and adopted by the Nevada regulators and the California regulators, determine, among other things, the amount of statutory surplus and statutory net income of EICN and ECIC and thus determine, in part, the amount of funds EICN and ECIC have available to pay in dividends.

GAAP is concerned with a company’s solvency, but such principles are also concerned with other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as opposed to SAP.

State insurance regulators closely monitor the financial condition of insurance companies reflected in SAP financial statements and can impose significant financial and operating restrictions on an insurance company that becomes financially impaired under SAP guidelines. State insurance regulators generally have the power to impose restrictions or conditions on the following kinds of activities of a financially impaired insurance company: transfer or disposition of assets; withdrawal of funds from bank account; extension of credit or advancement of loans and investment of funds; as well as disallowance of dividends or other distributions and business acquisitions or combinations.

NAIC is a group formed by state insurance regulators to discuss issues and formulate policy with respect to regulation, reporting and accounting of and by U.S. insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model Insurance Laws, Regulations and Guidelines (Model Laws) have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws that provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation of state insurance regulatory agencies by the NAIC.

Insurance operations are also subject to various leverage tests, which are evaluated by regulators and private rating agencies. Our premium leverage ratios, also known as our premium-to-surplus ratios, as of December 31, 2007 and 2006 on a statutory combined basis, were 0.5:1 and 0.6:1, respectively, on a premiums written basis as compared to 0.9:1 for the workers’ compensation industry in 2006 as a whole.

Employers Occupational Health, Inc.

The medical managed care services provided by our subsidiary, EOH, are subject to licensing requirements and regulation under the laws of each of the jurisdictions in which it operates. EOH is authorized in Nevada to act as a third-party administrator and a utilization review organization and is governed by those laws and regulations as well as those relating to managed care organizations and workers’ compensation claims administration. The nature and extent of such regulation generally include methods for approving and denying medical services, quality assurance, medical bill review and payment, network provider management, and financial and other reporting requirements. EOH’s business is dependent upon the validity of, and continued good standing under, the licenses and approvals pursuant to which it operates, as well as compliance with pertinent regulations. In October 2006, EOH was awarded a Workers Compensation Utilization Management Accreditation and in November 2007, EOH was also awarded a Case Management Accreditation, both from URAC, a Washington D.C.-based health care accrediting organization that establishes quality standards for the health care industry.

Website Information

Our corporate website is located at www.employers.com. Our annual report on Form 10-K, current reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website, free of charge, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (SEC). Our website also provides access to reports filed by our Directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act of 1934. In

addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, our Code of Ethics for Senior Financial Officers and charters for the standing committees of our Board of Directors are available on our website. The information on our website is not incorporated by reference into this report. The Company will provide free of charge, a copy of the documents upon request to Investor Relations, 9790 Gateway Drive, Reno, Nevada 89521-5906. After March 15, 2008, the new address will be 10375 Professional Circle, Reno, Nevada 89521-4802. In addition, the SEC maintains a website, www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Executive Officers of the Registrant

The following provides information regarding our named executive officers and key employees as of February 29, 2008. No family relationships exist among our executive officers.

Name	Age(1)	Position
Douglas D. Dirk	49	President and Chief Executive Officer of Employers Holdings, Inc.
William E. Yocke	57	Executive Vice President and Chief Financial Officer of Employers Holdings, Inc.
Martin J. Welch	52	President and Chief Operating Officer, EICN and ECIC
Lenard T. Ormsby	55	Executive Vice President, Chief Legal Officer, General Counsel and Corporate Secretary of Employers Holdings, Inc.
Ann W. Nelson	46	Executive Vice President, Corporate and Public Affairs, of Employers Holdings, Inc.

(1)	At December 31, 2007.

Named Executive Officers

Douglas D. Dirks, age 49, has served as President and Chief Executive Officer of Employers Holdings, EGI and their predecessors since their creation in April 2005. He has served as Chief Executive Officer of EICN and ECIC since January 2006. He served as President and Chief Executive Officer of EICN from January 2000 until January 2006, and served as President and Chief Executive Officer of ECIC from May 2002 until January 2006. Mr. Dirks has served as President and Chief Executive Officer of EOH and Elite since 2002. He has been a Director of Employers Holdings, EGI and their predecessors since April 2005; a Director of EICN since December 1999, EOH since 2000, EIS since August 1999 and a Director of ECIC since May 2002. Mr. Dirks was the Chief Executive Officer of the Fund from 1995 to 1999 and its Chief Financial Officer from 1993 to 1995. Prior to joining the Fund, he served in senior insurance regulatory positions and as an advisor to the Nevada Governor’s Office. He presently serves on the Board of Directors of the Nevada Insurance Guaranty Association and the Nevada Insurance Education Foundation.

William E. Yocke, age 57, has served as Executive Vice President and Chief Financial Officer of Employers Holdings since February 2007. He has served as Executive Vice President and Chief Financial Officer for EICN and ECIC from June 2005 to February 2007. He has also been Treasurer of Employers Holdings, EGI and their predecessors and EICN, ECIC, EOH and EIS since 2005. Mr. Yocke has been a Director of ECIC since November 2005 and EICN since April 2007. Prior to joining the Company, Mr. Yocke was Senior Vice President for the Willis Group, a London-based risk management and insurance intermediary, from 2004 to 2005. Previously, he served as Chief Financial Officer for AVRA Insurance Company from 2002 to 2004, Director of Deloitte & Touche West Region Actuarial and Risk Management Consulting from 1996 to 2002, and Director of West Region Risk Management Consulting for Ernst & Young LLP from 1987 to 1996.

Martin J. Welch, age 52, has served as President and Chief Operating Officer of EICN and ECIC since January 2006 and was Senior Vice President and Chief Underwriting Officer of EICN and ECIC from September 2004 to January 2006. Mr. Welch has also been a Director of Employers Holdings, EGI and their predecessor companies, EICN and ECIC since March 2006. Mr. Welch has more than 26 years of experience in workers’ compensation and commercial property/casualty insurance. Prior to joining the Company, he served as Senior Vice President, National Broker Division, for Wausau Insurance Companies from January 2003 to February 2004, and from March 2001 to December 2002 was Senior Vice President of Broker Operations for Wausau.

Lenard T. Ormsby, age 55, has served as Executive Vice President, General Counsel, Chief Legal Officer and Secretary of Employers Holdings since February 2007. He was appointed Corporate Secretary to EIG in April 2005, General Counsel in October 2006 and Chief Legal Officer in November 2006. He previously served as Executive Vice President and General Counsel of EICN and ECIC from June 2002 to November 2006. He has served as Secretary or Assistant Secretary of EICN, ECIC, EOH and EIS since 2002, and EGI since April 2005. Mr. Ormsby has been a Director of ECIC since June 2004 and EICN since April 2007. He was Chief Operating Officer of the Fund and EICN from 1999 to June 2002 and General Counsel of the Fund from 1995 to 1999. Before joining the Fund, Mr. Ormsby was a partner in the Nevada law firm of McDonald, Carano, Wilson, McCune, Bergin, Frankovich & Hicks. He has been a practicing attorney for over 21 years.

Ann W. Nelson, age 46, has served as Executive Vice President, Corporate and Public Affairs, of Employers Holdings since February 2007. She has served as Executive Vice President, Corporate and Public Affairs, of EICN and ECIC since January 2006. Ms. Nelson served EICN as Associate General Counsel from January through December 1999, as General Counsel from December 1999 through July 2002, Executive Vice President of Government Affairs from July 2002 through July 2004, and Executive Vice President of Strategy and Corporate Affairs from July 2004 through December 2005. Ms. Nelson’s governmental experience includes service as Legal Counsel to Nevada Governor Bob Miller from 1994 to 1999, and as a Deputy District Attorney in the Civil Division of the Washoe County District Attorney’s Office in Reno, Nevada from 1993 through 1994.

Key Employees

The following information is provided regarding our other significant employees:

T. Hale Johnston has been President of the Pacific Region and Senior Vice President of ECIC since April 2006. He is responsible for management, profit and growth of traditional market business in California. Prior to joining the Company, Mr. Johnston was Vice President of Meadowbrook Insurance Group from December 2002 to November 2005 and President and Chief Operating Officer of Dodson Group from March 2001 to December 2002. He has held executive and senior executive positions for over 16 years within the specialized field of workers’ compensation insurance.

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

George Tway has been President of the Western Region and Senior Vice President of EICN since August 2004. Prior to that, he was Division Manager for the Western States for Fremont Indemnity from 2001 to 2004 and Underwriting and Marketing Manager for Industrial Indemnity from 1993 to 2000. He has also held senior positions in Idaho State Government, including Director of the Department of Commerce and Director of Labor and Industrial Services. Mr. Tway has been in the workers’ compensation insurance industry for 19 years.

Paul I. Ayoub has been Senior Vice President and Chief Information Officer of EICN and ECIC since September 2004. Prior to joining the Company, Mr. Ayoub was Senior Vice President and Chief Information Officer for PMA Capital Insurance Company from September 2000 to September 2004. Previously, he spent 17 years in various technical and IT management positions at CIGNA Corporation.

Stephen V. Festa has been Senior Vice President and Chief Claims Officer of EICN and ECIC since 2004. Prior to joining the Company, Mr. Festa served as Executive Vice President of Crawford and

Company from 1998 through 2003 and led the Company’s Third Party Administrator (TPA) division. He has also served as a Director of Arbitration Forums, Inc. and has over 21 years of multi-line claims experience within the insurance industry.

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

Cynthia M. Morrison has been Senior Vice President, Corporate Controller and Chief Accountant of EICN and ECIC since May 2007. She has been Vice President and Corporate Controller of EICN and ECIC since July 2002. Prior to joining the Company, she was Vice President and Controller for Fremont from 1987 to 2002 and was Controller of Borg Warner Insurance Services and Classified Financial from 1982 to 1987. Before then, Ms. Morrison was with KPMG as an audit manager. Ms. Morrison is a Certified Public Accountant and a Fellow of the Life Management Institute.

John P. Nelson has been a Senior Vice President and Chief Administrative Officer of Employers Holdings, Inc. since February 2007. He has been Senior Vice President and Chief Administrative Officer of EICN and ECIC since July 2004. Prior to joining the Company, he was Vice President, Human Resources & Administration for Fielding Graduate University in Santa Barbara, California, from October 1993 to June 2004. Mr. Nelson has 23 years of experience in the field of Human Resources.

Michael T. Stock has been Senior Vice President and General Counsel of EICN since July 2007. He has been Senior Vice President, General Counsel of ECIC since May 2007. He previously has served as Vice President, Chief Deputy General Counsel of ECIC from 2002 to 2007. He has also been Secretary of ECIC since November 2006. Prior to joining the Company, he held various executive roles at Fremont Compensation including Vice President, Deputy General Counsel, Corporate Claims Counsel and Special Counsel Fraud Investigations. Mr. Stock has 15 years experience in the workers’ compensation insurance industry.

Item 1A.    Risk Factors

Investing in our common stock involves risks. In evaluating our company, the risk factors described below should be considered carefully. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations, cash flows and stock price and you could lose all or part of your investment.

Risks Related to Our Business

Our liability for losses and LAE is based on estimates and may be inadequate to cover our actual losses and expenses.

We must establish and maintain reserves for our estimated losses and LAE. We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured claims that have occurred, including claims that have occurred but have not yet been reported to us. Loss reserves are estimates of the ultimate cost of individual claims based on actuarial estimation techniques and are inherently uncertain. Judgment is required in applying actuarial techniques to determine the relevance of historical payment and claim settlement patterns under current facts and circumstances. In states other than Nevada, we have a short operating history and must rely on a combination of industry experience and our specific experience to establish our best estimate of losses and LAE reserves. The interpretation of historical data can be impacted by external forces, principally legislative changes, medical cost inflation, economic fluctuations and legal trends. In California, there have been significant legislative changes affecting workers’ compensation benefits to injured workers and claims administration, and we are observing changes in claim costs and claim payment patterns. We review our loss reserves each quarter. We may adjust our reserves based on the results of these reviews and these adjustments could be significant. If we change our estimates, these changes are reflected in our results of operations during the period in which they are made.

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

Our estimates of incurred losses and LAE attributable to insured events of prior years have decreased for past accident years because actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated. We refer to such decreases as favorable developments. The reductions in reserves were $60.0 million, $107.1 million, $78.1 million, $37.6 million and $69.2 million for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively. Estimates of net incurred losses and LAE are established by management utilizing actuarial indications based upon our historical and industry experience regarding claim emergence and claim payment patterns, and regarding medical cost inflation and claim cost trends, adjusted for future anticipated changes in claims-related and economic trends, as well as regulatory and legislative changes, to establish our best estimate of the losses and LAE reserves. The decrease in the prior year reserves was primarily the result of actual paid losses being less than expected, and revised assumptions used in projection of future losses and LAE payments based on more current information about the impact of certain changes, such as legislative changes, which was not available at the time the reserves were originally established. While we have had favorable developments over the past five years, the magnitude of these developments illustrates the inherent uncertainty in our liability for losses and LAE, and we believe that favorable or unfavorable developments of similar magnitude, or greater, could occur in the future.

State insurance regulations in California and other states where we operate have caused and may continue to cause downward pressure on the premiums we charge.

Our pricing decisions need to take into account the workers’ compensation insurance regulatory regime of each state in which we conduct operations, such as regimes that address the rates that industry participants in that state may or should charge for policies. In 2007, 71.7% of our direct premiums written were generated in California. Accordingly, we are particularly affected by regulation in California.

California has recently been through a cycle of substantial rate increases, followed by equally substantial rate decreases. Until 1995, insurance companies were subject to minimum rate regulation in California. The state had established a minimum rate floor, and workers’ compensation insurers could not charge rates lower than that floor. In 1995, California eliminated its minimum rate regulation and allowed open price competition among workers’ compensation insurers. One of the results of this was intense pricing competition among insurance companies, with many lowering rates to levels that ultimately resulted in more than 20 insolvencies. By 2002, rates in California had increased significantly, driven by an expensive benefit delivery system, claims which resulted in higher than normal litigation and a lack of insurance capital within the state. Since 2002, three key pieces of workers’ compensation regulation reform have been enacted which reformed medical determinations of injuries or illness, established medical fee schedules, allowed for the use of medical provider panels, modified benefit levels, changed the proof needed to file claims, and reformed many additional areas of the workers’ compensation benefits and delivery system. Workers’ compensation insurers in California responded to these reforms by reducing their rates. For example, we have reduced our rates in California by 62.3% since September 2003 through December 31, 2007. These reductions in rates in California are in response to the legislative reforms which have reduced claim costs in California. The passage of any form of rate regulation in California could impair our ability to operate profitably in California, and any such impairment could have a material adverse effect on our financial condition and results of operations.

Additionally, although the California Commissioner does not set premium rates, he does adopt and publish advisory ‘‘pure premium’’ rates which are rates that would cover expected losses but do not contain an element to cover operating expenses or profit. In November 2007, the California Commissioner recommended no overall change in pure premium rates for policies written on or after January 1, 2008. This is the first recommendation of no rate decrease by the California Commissioner since the reforms of 2003 and 2004. Based upon our actuarial analysis of current and anticipated loss cost trends, we have not filed new rates for new or renewal policies incepting on or after January 1, 2008.

In Nevada, our rate level increased in 2007 as a result of a decision by the Nevada Insurance Commissioner to increase loss costs effective March 1, 2007 by 3.4%, which we subsequently adopted.

On December 19, 2007, the Nevada Commissioner announced that the National Council on Compensation Insurance (NCCI) submitted a filing for an average voluntary loss cost decrease of 10.5% for new and renewal policies incepting on or after March 1, 2008. Subsequently on February 6, 2008, the Nevada Commissioner approved the filing. According to the Nevada Commissioner, decreasing claim frequency was cited as the primary driver of the decrease, which more than offsets increasing indemnity and medical costs per claim, the cost of living benefit adjustments that were enacted during the 2003 Legislative session and the impact of Nevada’s statutory payroll cap. Our Nevada rates continue to be based upon our internal actuarial analysis of current and anticipated loss trends. We have adopted the approved loss costs effective for new and renewal policies incepting on or after March 1, 2008 with a revised loss cost modifier, the combination of which we expect will produce an average overall decrease of 5.0% on our book of business. We can not determine the effect on our profitability at this time or if there will be continued downward pricing pressure in Nevada.

Certain states have adopted an ‘‘administered pricing’’ regime, under which rate competition is generally not permitted. Of the states in which we currently operate, only Idaho has implemented such regulation. However, we are exposed to the risk that other states in which we operate will adopt, or that new states which we intend to enter have implemented, administered pricing regimes. Such a regime could prevent us from appropriately pricing our insurance policies in those states, exposing us to the possibility of losses over and above the premiums we are able to collect. Idaho and Florida, which we entered in 2007, currently have administered pricing.

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

The premiums we charge are established when coverage is bound. Premiums are based on the particular class of business and our estimates of expected losses and LAE and other expenses related to the policies we underwrite. We analyze many factors when pricing a policy, including the policyholder’s prior loss history and industry classification. Inaccurate information regarding a policyholder’s past claims experience puts us at risk for mispricing our policies. For example, when initiating coverage on a policyholder, we must rely on the information provided by the policyholder or the policyholder’s previous insurer(s) to properly estimate future claims expense. If the claims information is not accurately stated, we may under price our policies by using claims estimates that are too low. As a result, our business, financial condition and results of operations could be materially adversely affected. In order to set premium rates accurately, we must utilize an appropriate pricing model which correctly assesses risks based on their individual characteristics and takes into account actual and projected industry characteristics.

Our geographic concentration in California and Nevada ties our performance to the business, economic, demographic and regulatory conditions in those states. Any deterioration in the conditions in those states could materially adversely affect our financial condition and results of operations.

Our business is concentrated in California, in which we generated 71.7% of our direct premiums written for the year ended December 31, 2007, and Nevada, in which we generated 17.4% of our direct premiums written for the year ended December 31, 2007. Accordingly, unfavorable business, economic, demographic, competitive or regulatory conditions in those states could negatively impact our business. We focus on select small businesses engaged in low to medium hazard industries. If the business or economic conditions in either California or Nevada deteriorate, the departure or insolvency of a significant number of small businesses from one or both of those states could have a material adverse effect on our financial condition or results of operations. In 2007, Nevada’s economy was impacted by the subprime crisis and its impact on the residential real estate markets. The subprime mortgage crisis was created by a sharp rise in home foreclosures that started in the United States in late 2006 as high default rates materialized on subprime and other adjustable rate mortgages (ARMs) made to higher-risk borrowers. Thirteen percent of our business is contracting and, due to the economic slowdown, payrolls of some of our insureds have decreased primarily in the fourth quarter. As the pool of workers in classes of business declines in those states due to demographic trends, our financial condition and results of operations can be adversely affected. In addition, many California and Nevada businesses are dependent on tourism revenues, which are, in turn, dependent on a robust economy. Any downturn in general economic conditions, either nationally or in one or both of those states, or any other event that causes a deterioration in tourism in either state, could adversely impact small businesses such as restaurants that we have targeted as customers. We may be exposed to greater risks than those faced by insurance companies that conduct business over a greater geographic area. For example, our geographic concentration could subject us to pricing pressure as a result of market or regulatory forces. We have experienced such pressure in California in the past. For example, our premiums in force per policy in California as of December 31, 2007 have declined by approximately 20.5% since the same time in 2006, principally as a result of rate changes, see ‘‘—State insurance regulations in California and other states where we operate have caused and may continue to cause downward pressure on the premiums we charge.’’ We cannot assure you that we will not be subject to such pressure in California, or in any of our markets, in the future.

Acts of terrorism and catastrophes could expose us to potentially substantial losses and, accordingly, could materially adversely impact our financial condition and results of operations.

Under our workers’ compensation policies and applicable laws in the states in which we operate, we are required to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. We would be particularly adversely affected by a terrorist act in California or Nevada, most notably a terrorist act affecting any metropolitan area where our policyholders have a large concentration of workers. Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by the Terrorism Risk Insurance Act of 2002, or its extension, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (TRIPRA), the risk of severe losses to us from acts of terrorism has not been eliminated because our excess of loss reinsurance treaty program contains various sub-limits and exclusions limiting our reinsurers’ obligation to cover losses caused by acts of terrorism. Excess of loss reinsurance is a form of reinsurance where the reinsurer pays all or a specified percentage of loss caused by a particular occurrence or event in excess of a fixed amount, up to a stipulated limit. Our excess of loss reinsurance treaties do not protect against nuclear, biological, chemical or radiological events. If such an event were to impact one or more of the businesses we insure, we would be entirely responsible for any workers’ compensation claims arising out of such event, subject to the terms of the Terrorism Risk Act, which has been extended by the TRIPRA as modified in 2007, and could suffer substantial losses as a result. Under the TRIPRA, federal protection is currently provided to the insurance industry for events, including acts of foreign and domestic terrorism, that result in an industry loss of at least $100 million in 2007. In the event of qualifying industry loss (which must occur out of an act of terrorism certified as such by the Secretary of the Treasury), each insurance company is responsible for a deductible of 20% of direct earned premiums in the previous year, with the federal government responsible for reimbursing each company for 85% of the insurer’s loss in excess of the insurer’s loss, up to the insurer’s proportionate share of the $100 billion industry aggregate limit in any one year. Accordingly, events may not be covered by, or may result in losses exceeding the capacity of, our reinsurance protection and any protection offered by the TRIPRA or any subsequent legislation. Thus, any acts of terrorism could expose us to potentially substantial losses and, accordingly, could materially adversely affect our financial condition and results of operations.

Our operations also expose us to claims arising out of catastrophes because we may be required to pay benefits to workers who are injured in the workplace as a result of a catastrophe. Catastrophes can be caused by various unpredictable events, including earthquakes, volcanic eruptions, hurricanes, windstorms, hailstorms, severe winter weather, floods, fires, tornadoes, explosions and other natural or man-made disasters. To date, we have not experienced catastrophic losses arising from any of these types of events. Any catastrophe occurring in the states in which we operate could expose us to potentially substantial losses and, accordingly, could have a material adverse effect on our financial condition and results of operations. The geographic concentration of our business in Nevada and California, known to be particularly prone to earthquakes and fires, subjects us to increased exposure to claims arising out of such a catastrophic event.

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

We have agreements with two principal strategic distribution partners, ADP and Wellpoint, to market and service our insurance products through their sales forces and insurance agencies. For the year ended December 31, 2007, we generated $40.4 million of base direct premiums written through ADP and $58.8 million of base direct premiums written through Wellpoint. The base direct premiums written for ADP and Wellpoint were 11.6% and 16.9% of total base direct premiums written during 2007, respectively. Our agreement with ADP is not exclusive, and ADP may terminate the agreement without cause upon 120 days’ notice. Although our distribution agreements with Wellpoint are exclusive, Wellpoint may terminate its agreements with us if the rating of our insurance subsidiary (ECIC) were to be downgraded and we are not able to provide coverage through a carrier with an A.M. Best financial strength rating of ‘‘B++’’ or better. Wellpoint may also terminate its agreements with us without cause upon 60 days’ notice. The termination of any of these agreements, our failure to maintain good relationships with our principal strategic distribution partners or their failure to successfully market our products may materially reduce our revenues and have a material adverse effect on our results of operations if we are unable to replace the principal strategic distribution partners with other distributors that produce comparable premiums. In addition, we are subject to the risk that our principal strategic distribution partners may face financial difficulties, reputational issues or problems with respect to their own products and services, which may lead to decreased sales of our products and services. Moreover, if either of our principal strategic distribution partners consolidates or aligns itself with another company or changes its products that are currently offered with our workers’ compensation insurance product, we may lose business or suffer decreased revenues.

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

If we do not maintain good relationships with independent insurance agents and brokers, they may sell our competitors’ products rather than ours, and our revenues or profitability may decline.

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

One of our strategies is to enter new states. For example, we entered Illinois in the fourth quarter of 2006 and we entered Florida and Oregon in 2007. Our lack of experience in these new states means that this strategy is subject to various risks, including risks associated with our ability to:

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

Any of these risks, as well as risks that are currently unknown to us, or adverse developments in the regulatory or market conditions in any of the new states that we enter, could cause us to fail to grow and could adversely affect our financial condition and results of operations.

A downgrade in our financial strength rating could reduce the amount of business we are able to write or result in the termination of our agreements with ADP or Wellpoint.

Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. Our insurance subsidiaries are currently assigned a group letter rating of ‘‘A−’’ (Excellent), with a ‘‘positive’’ financial outlook, from A.M. Best, which is the rating agency that we believe has the most influence on our business. The ‘‘A−’’ (Excellent) rating is the fourth highest of 16 ratings and is the lowest rating within the category based on modifiers (i.e., ‘‘A’’ and ‘‘A−’’ are ‘‘Excellent’’). This rating is assigned to companies that, in the opinion of A.M. Best, have demonstrated an excellent overall performance when compared to industry standards. A.M. Best considers ‘‘A−’’ rated companies to have an excellent ability to meet their ongoing obligations to policyholders. In addition to A.M. Best ratings (which range from ‘‘A++’’ to ‘‘D’’ for companies not under supervision or liquidation), companies are assigned a rating outlook that indicates the potential direction of a company’s rating for an intermediate period, generally defined as the next 12 to 36 months. A rating outlook of ‘‘positive’’ indicates that a company’s financial/market trends are favorable, relative to its current rating level and, if continued, the Company has a good possibility of having its rating upgraded. This rating does not refer to our ability to meet non-insurance obligations and is not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities.

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

Our strategic distribution partner, Wellpoint, requires that we offer workers compensation coverage through a carrier rated ‘‘B++’’ or better by A.M. Best. We currently offer this coverage through our subsidiary, ECIC. Our inability to offer such coverage could cause a reduction in the number of policies we write, would adversely impact our relationships with our strategic distribution partners and could have a material adverse effect on our results of operations and our financial position. If ECIC’s rating were downgraded, and we were not able to enter into an agreement to provide coverage through a carrier rated ‘‘B++’’ or better by A.M. Best, Wellpoint could terminate its distribution agreements with us. We cannot assure you that we would be able to enter such an agreement if our rating were downgraded. The termination of our relationship with either ADP or Wellpoint would have a material adverse effect on our results of operations if we are unable to replace them with other distributors that produce comparable premiums.

If we are unable to obtain reinsurance, our ability to write new policies and to renew existing policies would be adversely affected and our financial condition and results of operations could be materially adversely affected.

Like other insurers, we manage our risk by buying reinsurance. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers a portion of insurance risk under policies it has written to another insurance company, called the reinsurer, and pays the reinsurer a portion of the premiums relating to those policies. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. We currently purchase excess of loss reinsurance. We purchase reinsurance to cover larger individual losses and aggregate catastrophic losses from natural perils and terrorism. On July 1, 2007, we entered into a new reinsurance program that is effective through July 1, 2008. The program consists of two master interests and liabilities agreements, one excess of loss treaty agreement and one catastrophic loss treaty agreement. The program provides coverage up to $200.0 million per loss occurrence, subject to certain exclusions. Our loss retention for the treaty year beginning July 1, 2007, is $5.0 million. The coverage is subject to an aggregate loss in the first layer ($5.0 million in excess of our

$5.0 million retention) of $20.0 million and is limited to $10.0 million for any loss to a single individual involving the second layer through six layers of our reinsurance program. The second through six layers are limited to one mandatory reinstatement for an additional premium. We have the ability to extend the term of the reinsurance coverage to continue to apply to policies which are in force at the expiration of the treaty generally for a period of 12 months, but we cannot assure you that our reinsurers will permit such an extension or that we can obtain such an extension on favorable terms. Covered losses which occur prior to expiration or cancellation of the treaty continue to be obligations of the reinsurer and subject to the other conditions in the agreement. We are responsible for these losses if the reinsurer cannot or refuses to pay.

The reinsurance coverage includes certain exclusions for which our reinsurers are not liable for losses, including but not limited to, losses arising from the following: war, strikes or civil commotion; nuclear incidents other than incidental or ordinary industrial or educational or medical pursuits; underground mining except where incidental; oil and gas drilling, refining and manufacturing; manufacturing, storage and transportation of fireworks or other explosive substances or devices; asbestos abatement, manufacturing or distribution; excess policies attaching excess of a self-insured retention or a deductible greater than $25,000; and commercial airlines personnel. The reinsurance coverage includes coverage for acts of terrorism other than losses directly or indirectly caused by, contributed to, resulting from, or arising out of or in connection with nuclear, radiological, biological or chemical pollution, contamination or explosion. Any loss we suffer that is not covered by reinsurance could expose us to substantial losses.

We review and negotiate our reinsurance coverage annually. Our current reinsurance coverage has a total of 28 subscribing reinsurers and, at December 31, 2007, Lloyds Syndicate 2003 SJC and Hannover Reuckversicherung-AG individually reinsured 40.5%, and 25.0%, respectively, of the first layer of reinsurance ($5 million in excess of the first $5 million in losses). In addition, Lloyds Syndicate 2003 SJC reinsured 11.7% of our total reinsurance limit ($200 million in excess of the first $5 million in losses). The availability, amount and cost of reinsurance are subject to market conditions and to our loss experience. We cannot be certain that our reinsurance agreements will be renewed or replaced prior to their expiration upon terms satisfactory to us. If we are unable to renew or replace our reinsurance agreements upon terms satisfactory to us, our net liability on individual risks would increase and we would have greater exposure to catastrophic losses. If this were to occur, our underwriting results would be subject to greater variability and our underwriting capacity would be reduced. These consequences could materially adversely affect our financial condition and results of operations.

We are subject to credit risk with respect to our reinsurers, and they may also refuse to pay or may delay payment of losses we cede to them.

Although we purchase reinsurance to manage our risk and exposure to losses, we continue to have direct obligations under the policies we write. We remain liable to our policyholders, even if we are unable to recover from our reinsurers what we believe we are entitled to receive under our reinsurance contracts. Reinsurers might refuse or fail to pay losses that we cede to them, or they might delay payment. For example, we had to replace one of the original reinsurers under the LPT Agreement when its A.M. Best rating dropped below the mandatory level, see ‘‘—Our assumption of the assets, liabilities and operations of the Fund covered all losses incurred by the Fund prior to January 1, 2000, pursuant to legislation passed in the 1999 Nevada legislature. We only obtained reinsurance covering the losses incurred prior to July 1, 1995, and we could be liable for all of those losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers party to such transaction.’’ Since we exclusively write workers’ compensation insurance, with claims that may be paid out over a long period of time, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Recent natural disasters, such as Hurricanes Katrina, Rita and Wilma, have caused unprecedented insured property losses, a significant portion of which will be borne by reinsurers. If a reinsurer is active in both the property and in the workers’ compensation insurance markets, its ability to perform its obligations in the latter market may be adversely affected by events unrelated to workers’ compensation insurance losses.

At December 31, 2007, we carried a total of $1.1 billion of reinsurance recoverables for paid and unpaid losses and LAE. Of the $1.1 billion in reinsurance recoverable, $10.2 million was the current recoverable at December 31, 2007 on paid losses and $1.1 billion was recoverable on unpaid losses and therefore was not currently due at December 31, 2007. With the exception of certain losses assumed from the Fund discussed below, these recoverables are unsecured. The reinsurance recoverables on unpaid losses will become current as we pay the related claims. If we are unable to collect on our reinsurance recoverables, our financial condition and results of operations could be materially adversely affected.

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

On January 1, 2000, our Nevada insurance subsidiary assumed all of the assets, liabilities and operations of the Fund, including losses incurred by the Fund prior to such date. Our Nevada insurance subsidiary also assumed the Fund’s rights and obligations associated with the LPT Agreement that the Fund entered into with third party reinsurers with respect to its losses incurred prior to July 1, 1995. The LPT Agreement was a retroactive 100% quota share reinsurance agreement under which the Fund initially ceded $1.525 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775 million in cash. The LPT Agreement provides coverage for losses up to $2 billion, excluding losses for burial and transportation expenses, and paid losses under the LPT Agreement totaled $405.7 million through December 31, 2007. Accordingly, to the extent that the Fund’s outstanding losses for claims with original dates of injury prior to July 1, 1995 exceed $2 billion, they will not be covered by the LPT Agreement and we will be liable for those losses to that extent. As of December 31, 2007, the estimated remaining liabilities subject to the LPT Agreement were approximately $971.7 million.

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

The LPT Agreement also required the reinsurers to each place assets supporting the payment of claims by them in individual trusts that require that collateral be held at a specified level. The collateralization level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we can require the reinsurers to contribute additional assets to maintain the required minimum level. The value of these assets at December 31, 2007 was approximately $838.3 million. If the value of the collateral in the trusts drops below the required minimum level and the reinsurers are unable to contribute additional assets, we could be responsible for substituting a new reinsurer or paying those claims without the benefit of reinsurance. One of the reinsurers has collateralized its obligations under the LPT Agreement by placing the stock of a publicly held corporation, with a value of $556.5 million at December 31, 2007, in a trust to secure the reinsurer’s obligation of $539.9 million. The value of this collateral is subject to fluctuations in the market price of such stock. The other reinsurers have placed treasury and fixed income securities in trusts to collateralize their obligations.

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

Investment income is an important component of our net income. As of December 31, 2007, our investment portfolio, excluding cash and cash equivalents, had a carrying value of $1.7 billion. For the year ended December 31, 2007, we had $78.6 million of net investment income. Our investment portfolio is managed by an independent asset manager that operates under investment guidelines approved by our Board of Directors. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations and market volatility. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

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

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, administer and make payments on claims, facilitate collections, and, to automatically underwrite and administer the policies we write. EACCESS®, our main underwriting and policy administration system, includes the base systems for underwriting evaluation, quoting, rating, policy issuance and servicing, and endorsements. This system, along with our other systems, enables us to perform actuarial and other modeling functions necessary for underwriting and rate development. The failure of any of our systems, including due to a natural catastrophe, or the termination of any third-party software licenses upon which any of these systems is based, could interrupt our operations or materially impact our ability to evaluate and write new business. As our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner. Any interruption in our ability to write and process new and renewal business, service our customers or pay claims promptly could result in a material adverse effect on our business.

A breach of security with respect to our systems could also jeopardize the confidentiality of non-public data related to policyholders, claimants, vendors, or our employees, which could harm our reputation and expose us to possible liability. We rely on user authentication capabilities and use data encryption, but there can be no guarantee that advances in computer capabilities, new computer viruses, programming or human errors, or other events or developments would not result in a breach of our security measures, misappropriations of our proprietary information or an interruption of business operations.

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

We are subject to extensive regulation by the insurance regulatory agencies in each state in which our insurance subsidiaries are licensed, most significantly by the insurance regulators in the States of Nevada and California, in which our insurance subsidiaries are domiciled. These state agencies have broad regulatory powers designed primarily to protect policyholders and their employees, not stockholders or other investors. Regulations vary from state to state, but typically address or include:

•	standards of solvency, including RBC measurements;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the types of terms that we can include in the insurance policies we offer;

•	mandates that may affect wage replacement and medical care benefits paid under the workers’ compensation system;

•	requirements for the handling and reporting of claims;

•	procedures for adjusting claims, which can affect the cost of a claim;

•	restrictions on the way rates are developed and premiums are determined;

•	the manner in which agents may be appointed;

•	establishment of liabilities for unearned premiums, unpaid losses and LAE and other purposes;

•	limitations on our ability to transact business with affiliates;

•	mergers, acquisitions and divestitures involving our insurance subsidiaries;

•	licensing requirements and approvals that affect our ability to do business;

•	compliance with all applicable medical privacy laws;

•	potential assessments for the settlement of covered claims under insurance policies issued by impaired, insolvent or failed insurance companies; and

•	the amount of dividends that ECIC may pay to EICN and that EICN may pay to EGI and, in turn, the ability of EGI to pay dividends to EHI.

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

The NAIC has developed a system to test the adequacy of statutory capital, known as RBC, which has been adopted by all of the states in which we operate. This system establishes the minimum amount of capital and surplus calculated in accordance with statutory accounting principles necessary for an insurance company to support its overall business operations. It identifies insurers that may be inadequately capitalized by looking at the inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. The need to maintain our risk-based capital levels may prevent us from expanding our business or meeting strategic goals in a timely manner. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct our business.

In addition, the NAIC has developed the Insurance Regulatory Information System (IRIS). IRIS was designed to provide state regulators with an integrated approach to monitor the financial condition of insurers for the purposes of detecting financial distress and preventing insolvency. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 13 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a ‘‘usual range’’ of results. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. Ratios of an insurance company that fall outside the usual range are generally regarded by insurance regulators as part of an early warning system. Insurance regulators will generally begin to investigate, monitor or make inquiries of an insurance company if four or more of the Company’s ratios fall outside the usual ranges. Although these inquiries can take many forms, regulators may require the insurance company to provide additional written explanation as to the causes of the particular ratios being outside of the usual range, the actions being taken by management to produce results that will be within the usual range in future years and what, if any, actions have been taken by the insurance regulator of the insurers’ state of domicile. Regulators are not required to take action if an IRIS ratio is outside of the usual range, but depending upon the nature and scope of the particular insurance company’s exception (for example, if a particular ratio indicates an insurance company has insufficient capital) regulators may act to reduce the amount of insurance the Company can write or revoke the insurers’ certificate of authority and may even place the Company under supervision. As of December 31, 2007, EICN had two ratio outside the usual range and ECIC had one ratio outside the usual range; all other ratios for EICN and ECIC were within the usual range. These ratios related to the ratio of liabilities to liquid assets. EICN and ECIC’s liabilities to liquid assets ratios were also outside the usual range because total liabilities includes funds withheld pursuant to their inter-company pooling agreement, see ‘‘Item 1—Business—Regulation—IRIS Ratio.’’ If either EICN or ECIC has unusual results on four or more ratios in the future, they may be subject to the actions of state regulators discussed above.

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

EHI is a holding company that transacts substantially all of its business through operating subsidiaries. Its primary assets are the shares of stock of our operating subsidiaries. The ability of EHI to meet obligations on outstanding debt, to pay stockholder dividends and to make other payments depends on the surplus and earnings of our subsidiaries and their ability to pay dividends or to advance or repay funds, and, in particular, upon the ability of our Nevada domiciled insurance company, EICN, to pay dividends to EGI and, in turn, the ability of EGI to pay dividends to EHI.

Payments of dividends by our insurance subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. As a result we may not be able to receive dividends from these subsidiaries and we may not receive dividends in the amounts necessary to meet our obligations or to pay dividends on our common stock.

Nevada law limits the payment of cash dividends by EICN to EGI by providing that payments cannot be made except from available and accumulated surplus money otherwise unrestricted (unassigned) and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend otherwise prohibited by these restrictions may only be declared and distributed upon the prior approval of the Nevada Commissioner and are considered extraordinary.

EICN must give the Nevada Commissioner prior notice of any extraordinary dividends or distributions that it proposes to pay to EGI, company, even when such a dividend or distribution is to be paid out of available and otherwise unrestricted (unassigned) surplus. EICN may pay such an extraordinary dividend or distribution if the Nevada Commissioner either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of: (a) 10% of EICN’s statutory surplus as regards policyholders at the next preceding December 31; or (b) EICN’s statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31.

As of December 31, 2007, EICN had positive unassigned surplus of $149.0 million. As a result of the approval of an extraordinary dividend of $200.0 million from special surplus by the Nevada Commissioner on December 18, 2007, dividends from unassigned surplus will also require the approval of the Commissioner in 2008. At December 31, 2006, EICN had positive unassigned surplus of $38.0 million. An extraordinary dividend of $55.0 million was approved by the Nevada Commissioner October 17, 2006, which then required and resulted in approval of dividends from unassigned surplus for 2007 by the

Nevada Commissioner. This additional approval was required because combined dividends from special and unassigned surplus for the 12 months exceeded ordinary dividend limitations on the payment of dividends as a percentage of total surplus and also exceeded the net income limitation for 2007. All dividends made during the previous 12 months must be considered along with any proposed dividend in the determination of ordinary versus extraordinary dividends when evaluating the limitations set by regulations.

As the direct owner of ECIC, EICN will be the direct recipient of any dividends paid by ECIC. The ability of ECIC to pay dividends to EICN is, in turn, limited by California law, which provides that, absent prior approval of the California Commissioner, dividends can only be declared from earned surplus. Earned surplus for proposes of this statute excludes amounts: (a) derived from the net appreciation in the value of assets not yet realized: or (b) derived from an exchange of assets, unless the assets received are currently realizable in cash. In addition, California law provides that the California Commissioner must approve (or, within a 30-day notice period, not disapprove) any dividend that, together with all other such dividends paid during the preceding 12 months, exceeds the greater of: (a) 10% of ECIC’s statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. The maximum pay-out that may be made by ECIC to EICN during 2008 without prior approval is $49.2 million. The CDOI has required that in addition to applying the NAIC’s statutory accounting practices, insurance companies must record, under certain circumstances, an addition liability, called an ‘‘excess statutory reserve.’’ If the workers’ compensation losses and loss adjustment expense ratio is less than 65% in each of the three most recent accident years, the difference is recorded as an excess statutory reserve. In October 2007, the California legislature passed SB 316 which repealed the minimum reserve requirement in regards to workers’ compensation reserves, effective, January 1, 2008. Based on SB 316, the Company did not record an excess statutory reserve as of December 31, 2007 in its 2007 Annual Statement, as filed with the CDOI in 2008. The excess statutory reserves previously required by CDOI decreased ECIC’s statutory-basis surplus by $33.9 million to $314.1 million at December 31, 2006, as filed with the CDOI.

Our Board of Directors has authorized the payment of a dividend of $0.06 per share of our common stock per quarter to our stockholders of record beginning in the second quarter of 2007. Any determination to pay additional dividends will be at the discretion of our Board of Directors and will be dependent upon our subsidiaries’ payment of dividends and/or other statutorily permissible payments to us, our results of operations and cash flows, our financial position and capital requirements, general business conditions, any legal, tax, regulatory and contractual restrictions on the payment of dividends (including those described above), and any other factors our Board of Directors deems relevant. There can be no assurance that we will declare and pay any additional or future dividends.

We have a limited history as a taxpayer, and, as such, we cannot predict whether the Internal Revenue Service (or other taxing authorities) could assert any tax deficiencies against us that could have a material adverse effect on our financial condition and results of operations.

We commenced operations as an insurance company owned by our policyholders, also known as a private mutual insurance company, on January 1, 2000 when EICN assumed the assets, liabilities and operations of the Fund. The Fund was not subject to U.S. federal income taxation prior to 2000 because it was an agency of the State of Nevada. EICN became subject to U.S. federal income taxation from and after January 1, 2000. Although we believe that EICN has properly reported and paid its U.S. federal income taxes in all material respects, we have never been audited by the Internal Revenue Service and, if we were audited, we cannot predict whether the Internal Revenue Service would assert any tax deficiencies that could result in our paying additional taxes that could have a material adverse effect on our financial condition and results of operations.

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

Most states have guaranty fund laws under which insurers doing business in the state are required to fund policyholder liabilities of insolvent insurance companies. Generally, assessments are levied by guaranty associations within the state, up to prescribed limits, on all insurers doing business in that state on the basis of the proportionate share of the premiums written by insurers doing business in that state in the lines of business in which the impaired, insolvent or failed insurer is engaged. Maximum contributions required by law in any one state in which we currently offer insurance vary between 1% and 2% of premiums written. We recorded an estimate of $1.1 million and $1.3 million for our expected liability for guaranty fund assessments at December 31, 2007 and December 31, 2006, respectively. As of December 31, 2007, all states in which we operate, other than California, had not levied any assessments; therefore, there are no expected recoveries as of December 31, 2007. A guaranty fund payment on deposit balance of $9.1 million as of December 31, 2007 was recorded as an asset for assessments paid to CIGA that includes policy surcharges still to be collected in the future. The assessments levied on us may increase as we increase our premiums written or if we write business in additional states. In some states, we receive a credit against our premium taxes for guaranty fund assessments. The effect of these assessments or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

Government authorities are continuing to investigate the insurance industry, which may materially adversely affect our financial condition and results of operations.

The attorneys general for multiple states and other insurance regulatory authorities have been investigating a number of issues and practices within the insurance industry relating to allegations of improper special payments, price-fixing, bid-rigging, improper accounting practices and other alleged misconduct, including payments made by insurers to brokers and the practices surrounding the placement of insurance business. These investigations of the insurance industry in general, whether involving our company specifically or not, together with any legal or regulatory proceedings, related settlements and industry reform or other changes arising there from, may materially adversely affect our business and future prospects. Any such investigation or threatened investigation may materially adversely affect our financial condition and results of operations.

Proposed legislation could impact our operations.

From time to time, there have been various attempts to regulate insurance at the federal level. Currently, the federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include securities regulation, privacy and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include bills pending before the United States Congress that would create a federal insurance regulatory agency, but would allow insurers to choose to be regulated either by such agency or under the applicable existing state regime. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.

Risk Related to Our Common Stock

The price of our common stock may decrease, and you may lose all or part of your investment.

The trading price of our common stock may fluctuate as a result of a number of factors, many of which are beyond our control, including, among others:

•	quarterly variations in our results of operations;

•	changes in expectations as to our future results of operations, including financial estimates by securities analysts and investors;

•	announcements of claims against us by third parties;

•	departures of key personnel;

•	changes in law and regulation;

•	results of operations that vary from those expected by securities analysts and investors; and

•	future sales of shares of our common stock.

In addition, the stock market in recent years has experienced substantial price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of companies whose shares are traded. As a result, the trading price of shares of our common stock may decrease and you may not be able to sell your shares at or above the price you paid to purchase them.

The requirements of being a public company may strain our resources, including personnel, and cause us to incur additional expenses.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the Exchange Act) and the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). These requirements may continue to strain resources, including personnel, and cause us to incur additional expenses. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of these controls, significant resources and management oversight will continue to be required. This may divert management’s attention from other business concerns. Changes associated with fully implementing effective disclosure controls and procedures and internal controls over financial reporting may take longer than we anticipate and could still result in potentially significant extra cost. We expect these new rules and regulations to continue to impact our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to renew director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly those serving on our audit committee.

We will be exposed to risks, including potentially significant expenses and business process changes, relating to evaluations of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act and failure to implement the requirements of Section 404 in a timely manner or the discovery of material weaknesses in our controls could expose us to material expenses.

As a public company and non-accelerated filer, we are required to comply with Section 404 of the Sarbanes-Oxley Act by no later than December 31, 2008. We have completed the initial phase of evaluating our internal control systems and implementing a 404 compliance process. The ongoing control maintenance program has been introduced. We are using the Committee of Sponsoring Organizations of the Treadway Commission (COSO) internal control framework to evaluate the effectiveness of our controls over financial reporting. We cannot be certain, however, as to the timing of the completion of our Section 404 evaluation, testing and remediation actions or the impact of the same on our operations, nor can we assure you that our continued processes to comply with Section 404 will not result in significant additional expenditures. Compliance with Section 404 requires the devotion of time and attention from our management and may require us to secure additional personnel. For example, we anticipate that we will hire additional Internal Audit, non-management compliance and reporting staff over the next year in order to ensure we can meet our testing obligations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity that remain unremediated. As a public company, we are required to disclose, among other things, control deficiencies that constitute a ‘‘material weakness.’’ A ‘‘material weakness’’ is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the disclosure by us of a material weakness may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.

Insurance laws of Nevada and other applicable states and certain provisions of our charter documents and Nevada corporation law could prevent or delay a change of control of us and could also adversely affect the market price of our common stock.

Under Nevada insurance law and our amended and restated articles of incorporation that became effective upon completion of the conversion, for a period of five years following February 5, 2007 or, if earlier, until such date as we no longer directly or indirectly own a majority of the outstanding voting stock of EICN, no person may directly or indirectly acquire or offer to acquire in any manner beneficial ownership of five percent or more of any class of our voting securities without the prior approval by the Nevada Commissioner of an application for acquisition under Section 693A.500 of the Nevada Revised Statutes. Under Nevada insurance law, the Nevada Commissioner may not approve an application for such acquisition unless the Commissioner finds that: (a) the acquisition will not frustrate the plan of conversion as approved by our members and the Commissioner; (b) the Board of Directors of EICN has approved the acquisition or extraordinary circumstances not contemplated in the plan of conversion have arisen which would warrant approval of the acquisition; and (c) the acquisition is consistent with the purpose of relevant Nevada insurance statutes to permit conversions on terms and conditions that are fair and equitable to the members eligible to receive consideration. Accordingly, as a practical matter, any person seeking to acquire us within five years after February 5, 2007 may only do so with the approval of the Board of Directors of EICN. On December 14, 2007, the Nevada Commissioner approved our application to waive any beneficial ownership over 5% if the excess was caused by the 2007 stock repurchase program.

In addition, the insurance laws of Nevada and California generally require that any person seeking to acquire control of a domestic insurance company must obtain the prior approval of the insurance commissioner. Furthermore, insurance laws in many other states contain provisions that require pre-notification to the insurance commissioners of those states of a change in control of a non-domestic insurance company licensed in those states. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change of control, they authorize regulatory action (including a possible revocation of our authority to do business) in the affected state if particular conditions exist, such as undue market concentration. Any future transactions that would constitute a change of control of us may require prior notification in the states that have pre-acquisition notification laws. Because we have an insurance subsidiary domiciled in Nevada and another insurance subsidiary domiciled in California and licensed in numerous other states, any future transaction that would constitute a change in control of us would generally require the party seeking to acquire control to obtain the prior approval of the Nevada Commissioner and the California Commissioner and may require pre-acquisition notification in those states in which we are licensed to conduct business that have adopted pre-acquisition notification provisions. ‘‘Control’’ is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. Obtaining these approvals may result in a material delay of, or deter, any such transaction. Therefore, any person seeking to acquire a controlling interest in us would face regulatory obstacles which may delay, deter or prevent an acquisition that stockholders might consider in their best interests.

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

These provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a premium over the then current market price for our common stock and beneficial to stockholders.

In addition, these provisions may make it difficult for stockholders to replace directors and could have the effect of discouraging a future takeover attempt which is not approved by our Board of Directors, but which stockholders might consider favorable.

Risk Related to Our Announced Acquisition

Our acquisition of AmCOMP, pending Florida regulatory and AmCOMP stockholder approval, involves a number of risks to our business.

These risks include:

•	the diversion of management’s attention from our core business; and

•	the disruption of our ongoing business operations.

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

As of March 1, 2008, we leased approximately 312,193 square feet of total office space in the following locations:

Location	Square Feet
Corporate Offices:
Reno, Nevada (Current)	75,909
Reno, Nevada (Future)	79,533
Henderson, Nevada	44,953
Glendale, California	50,373
Newbury Park, California	15,724
Fresno, California	5,997
San Francisco, California	23,342
Boise, Idaho	11,295
Denver, Colorado	4,090
Phoenix, Arizona	220
Salt Lake City, Utah	215
Schaumburg, Illinois	215
Irving, Texas	162
Tampa, Florida	165

In addition, we own a 15,120 square foot building in Carson City, Nevada, which is used as a storage facility.

We recently completed lease negotiations for several of our facilities. The lease for our current corporate headquarters in Reno, Nevada expires on April 30, 2008. We have elected not to renew the lease at our current location and have entered into a lease for a new facility that will better meet our needs by consolidating our corporate headquarters into one building. We expect to complete the move to our new facility by April 30, 2008. The lease for the new corporate headquarters expires in 2018.

In addition, the lease for our Newbury Park, California office has been extended to 2012 and our Glendale, California office has been extended to 2013. We are currently in lease negotiations for our Fresno, California office which expires in July 2008.

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

During the quarter ended December 31, 2007, no matters were submitted to a vote of stockholders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

On January 30, 2007, the Securities and Exchange Commission (SEC) declared effective our Registration Statement on Form S-1 (Registration No. 333-139092), as filed in connection with our public offering of 26,750,000 shares of our common stock. An additional 4,012,500 shares of common stock were purchased by the underwriters. We used the net proceeds from the offering for general corporate purposes, payment of dividends on common stock, and repurchases of shares of common stock.

Our common stock has been listed on the New York Stock Exchange (NYSE) under the symbol ‘‘EIG’’ since our initial public offering on January 31, 2007. Prior to that time, there was no public market for our common stock.

The table below sets forth the reported high and low sales prices for our common stock, as quoted on the NYSE, for the period from January 31, 2007 through December 31, 2007.

	High	Low
First Quarter (January 31 – March 31, 2007)	$23.85	$18.00
Second Quarter	22.64	19.16
Third Quarter	21.36	16.07
Fourth Quarter	21.72	15.62

There were approximately 2,252 holders of record as of February 29, 2008.

Limitations on Acquisitions of Common Stock

Under Nevada insurance law and our amended and restated articles of incorporation that became effective on completion of the conversion, for a period of five years following February 5, 2007 or, if earlier, until such date as Employers Holdings no longer directly or indirectly owns a majority of the outstanding voting stock of EICN, no person may directly or indirectly acquire or offer to acquire in any manner beneficial ownership of five percent or more of any class of voting securities of Employers Holdings, Inc. without the prior approval by the Nevada Commissioner of an application for acquisition under Section 693A.500 of the Nevada Revised Statutes. Under Nevada insurance law, the Nevada Commissioner may not approve an application for such acquisition unless the Commissioner finds that: (a) the acquisition will not frustrate the plan of conversion as approved by our members and the Commissioner; (b) our Board of Directors of has approved the acquisition or extraordinary circumstances not contemplated in the plan of conversion have arisen which would warrant approval of the acquisition: and (c) the acquisition is consistent with the purpose of relevant Nevada insurance statutes to permit conversions on terms and conditions that are fair and equitable to the members eligible to receive consideration. Accordingly, as a practical matter, any person seeking to acquire us within five years after February 5, 2007 may only do so with the approval of our Board of Directors of EICN.

Dividends

Our Board of Directors authorized the payment of a quarterly dividend of $0.06 per share of common stock to our stockholders of record beginning in the second quarter of 2007. Any determination to pay additional or future dividends will be at the discretion of our Board of Directors and will be dependent upon:

•	the surplus and earnings of our subsidiaries and their ability to pay dividends and/or other statutorily permissible payments to us in particular the ability of EICN to pay dividends to EGI and, in turn, the ability of EGI to pay dividends to EHI;

•	our results of operations and cash flows;

•	our financial position and capital requirements;

•	general business conditions;

•	any legal, tax, regulatory and contractual restrictions on the payment of dividends; and

•	any other factors our Board of Directors deems relevant.

Following is a summary of dividends paid:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Dividends Declared
2007	$—	$0.06	$0.06	$0.06

On February 21, 2008, the Board of Directors declared a $0.06 dividend per share, payable March 27, 2008, to stockholders of record on March 7, 2008. There can be no assurance that we will declare and pay any additional or future dividends.

Shares Issued that were Exempt from Registration

As consideration for our eligible members who elected to receive shares of our common stock rather than cash in the conversion on March 9, 2007, we issued 22,765,407 shares of our common stock to these members in reliance upon the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended. Prior to the issuance, we obtained a ‘‘no action’’ letter from the SEC indicating that the SEC’s Division of Corporation Finance would not recommend an enforcement action to the Commission if we undertook the issuance of these shares.

Issuer Purchases of Equity Securities

The following table summarizes the repurchase of our common stock through December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program(2)
				(millions)
May 10, 2007 – May 31, 2007	10,000	$21.28	10,000	$74.8
June 1, 2007 – June 30, 2007	125,716	21.27	125,716	72.1
July 1, 2007 – July 31, 2007	892,054	19.80	892,054	54.5
August 1, 2007 – August 31, 2007	1,602,000	18.27	1,602,000	25.2
September 1, 2007 – September 30, 2007	995,751	19.32	995,751	6.0
October 1, 2007 – October 17, 2007	285,751	20.85	285,751	0
Total 2007 Repurchase	3,911,272		3,911,272

(1)	Includes fees and commissions paid on stock repurchases
(2)	On May 10, 2007, the Board of Directors authorized a stock repurchase program of up to $75.0 million of EHI’s common stock. The stock repurchase program was used to return value to our stockholders by reducing the number of shares outstanding. The shares were repurchased from time to time at prevailing market prices in the open market. EHI began repurchasing shares on the open market on May 31, 2007 and completed the stock repurchase program on October 17, 2007. A total of 3,911,272 shares of common stock, at an average repurchase price of $19.18 per share, were purchased.

On February 21, 2008, the EHI Board of Directors authorized a stock repurchase program of up to $100 million of the Company’s shares of common stock through June 30, 2009. EHI expects the shares to be purchased from time to time at prevailing market prices in the open market. The repurchases may be commenced or suspended from time to time without prior notice. There can be no assurance that EHI will complete any repurchases of its common stock pursuant to the program. As of the date of this filing, the Company has not repurchased any shares of common stock.

Equity and Incentive Plan

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all the Company’s existing equity compensation plans as of December 31, 2007. The Company does not have any plans not approved by the stockholders. However, the Company is considering amending the plan and may propose a change for approval at the time the 2008 proxy is issued, see Note 11 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.

			(c) Number of securities remaining available for future issuance under compensation plans (excluding securities) reflected in column (a)
	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights
Plan Category
Equity compensation plans by stockholders	748,921	$18.29	856,917
Equity compensation plans not approved by stockholders	—	—	—
Total	748,921	$18.29	856,917

Performance Graph

The following graph compares the cumulative total return on $100 invested in the common stock of EHI for the period commencing on January 31, 2007, (the date of the initial public offering) and ending on December 31, 2007 with the cumulative total return on $100 invested in each the Standard and Poor’s 500 Index (S&P 500) and the Standard and Poor’s 500 Property-Casualty Insurance Index (S&P PC). The closing market price for our common stock at the end of fiscal year 2007 was $16.71.

Employers Holdings, Inc.

	Period Ending
Index	01/31/07(1)	03/31/07	06/30/07	09/30/07	12/31/07
Employers Holdings, Inc.	100.00	100.25	106.66	103.84	84.47
S&P 500	100.00	99.14	105.36	107.50	103.92
S&P 500 P&C Insurance Index	100.00	99.41	104.74	98.79	89.85

(1)	Our common stock has been listed on the NYSE since our initial public offering on January 31, 2007.

Item 6.	Selected Financial Data

The following selected historical consolidated financial data should be read in conjunction with ‘‘Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. The selected historical financial data as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The selected historical financial data as of December 31, 2005, 2004 and 2003 and for the year ended December 31, 2004 and 2003 have been derived from our audited consolidated financial statements and related notes thereto not included in this Form 10-K. This historical financial data includes all adjustments, consisting of normal recurring adjustments that management considers necessary for a fair presentation of our financial position and results of operations for the periods presented. These historical results are not necessarily indicative of results to be expected in any future period.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts and ratios)
Income Statement Data:
Revenues:
Net premiums earned	$346,884	$392,986	$438,250	$410,302	$298,208
Net investment income	78,623	68,187	54,416	42,201	26,297
Realized (losses) gains on investments	180	54,277	(95)	1,202	5,006
Other income	4,236	4,800	3,915	2,950	1,602
Total revenues	429,923	520,250	496,486	456,655	331,113
Expenses:
Losses and loss adjustment expenses	143,302	129,755	211,688	229,219	118,123
Commission expense	44,336	48,377	46,872	55,369	56,310
Underwriting and other operating expense	91,399	87,826	69,934	65,492	56,738
Total expenses	279,037	265,958	328,494	350,080	231,171
Net income before income taxes	150,886	254,292	167,992	106,575	99,942
Income taxes	30,603	82,722	30,394	11,008	3,720
Net income	$120,283	$171,570	$137,598	$95,567	$96,222
Pro forma earnings per common share – basic and diluted(1)	$2.32	$3.43	$2.75	$1.91	$1.92

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts and ratios)
Selected Operating Data:
Gross premiums written(2)	$350,696	$401,756	$458,671	$437,694	$337,089
Net premiums written(3)	338,569	387,184	439,721	417,914	297,649
Losses and LAE ratio(4)	41.3%	33.0%	48.3%	55.9%	39.6%
Commission expense ratio(5)	12.8	12.3	10.7	13.5	18.9
Underwriting and other operating expenses ratio(6)	26.3	22.3	16.0	16.0	19.0
Combined ratio(7)	80.4%	67.7%	75.0%	85.4%	77.5%
Net income before impact of LPT Agreement(8)(9)(10)	$102,249	$152,197	$93,842	$72,824	$46,098
Pro forma earnings per common share – basic and diluted − before impact of LPT(1)(10)	$1.98	$3.04	$1.88	$1.46	$0.92
Dividends declared	0.18	—	—	—	—

	As of December 31,
	2007		2006		2005		2004		2003
	(in thousands, except ratios)
Balance Sheet Data:
Cash and cash equivalents	$149,703		$79,984		$61,083		$60,414		$166,213
Total investments	1,726,280		1,715,673		1,595,771		1,358,228		1,015,762
Reinsurance recoverable on paid and unpaid losses	1,061,551		1,107,900		1,151,166		1,206,612		1,243,085
Total assets	3,191,228		3,195,725		3,094,229		2,935,686		2,738,295
Unpaid losses and loss adjustment expenses	2,269,710		2,307,755		2,349,981		2,284,542		2,193,439
Deferred reinsurance gain – LPT Agreement(8)(9)	425,002		443,036		462,409		506,166		528,909
Total liabilities	2,811,775		2,891,948		2,949,622		2,925,936		2,842,754
Total equity (deficit)	379,453		303,777		144,607		9,750		(104,459)
Other Financial and Ratio Data:
Total equity including deferred reinsurance gain LPT Agreement(8)(9)(11)	$804,455		$746,813		$607,016		$515,916		$424,450
Total statutory surplus(12)	697,714		640,479		530,612		430,676		338,656
Net Premiums written to total statutory surplus ratio(13)	0.49	x	0.60	x	0.83	x	0.97	x	0.88	x

(1)	For 2007, the pro forma earnings per common share-basic is calculated using the net income for the 12 months ended December 31, 2007, as presented on the accompanying consolidated statements of income. The weighted average shares outstanding was calculated using those shares available to eligible members in the conversion, or 50,000,002 shares, for the period prior to the IPO, and the actual weighted shares outstanding for the period after the IPO. Earnings per common share —diluted—is based on the pro forma weighted shares outstanding—basic—adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares that could have been purchased from the proceeds of the potentially dilutive shares. The Company’s outstanding options have been excluded in computing the diluted earnings per share for the pro forma year ended December 31, 2007, because their inclusion would be anti-dilutive. Although there were 8,665 dilutive potential common shares at December 31, 2007, they did not impact the pro forma earnings per share number as shown. (See Note 15 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.)
For the years 2006 and prior, the pro forma earnings per common share—basic and diluted—is presented to depict the impact of our conversion described above, as prior to the conversion we did not have any outstanding common shares. The earnings per common share—basic and diluted—was computed using only the shares of the our common stock issued to eligible members in the conversion (50,000,002), and does not include any shares issued to new investors in connection with the our initial public offering or the impact of the cash elections made by eligible members. We had no common stock equivalents outstanding for the periods presented prior to 2007 that would create a dilutive effect on pro-forma earnings per share.

(2)	Gross premiums written is the sum of both direct premiums written and assumed premiums written before the effect of ceded reinsurance and the intercompany pooling agreement. Direct premiums written are the premiums on all policies our insurance subsidiaries have issued during the year. Assumed premiums written are premiums that our insurance subsidiaries have received from any authorized state-mandated pools and a previous fronting facility. (See Note 8 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.)
(3)	Net premiums written is the sum of direct premiums written and assumed premiums written less ceded premiums written. Ceded premiums written is the portion of direct premiums written that we cede to our reinsurers under our reinsurance contracts. (See Note 8 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.)
(4)	Losses and LAE ratio is the ratio (expressed as a percentage) of losses and LAE to net premiums earned.
(5)	Commission expense ratio is the ratio (expressed as a percentage) of commission expense to net premiums earned.
(6)	Underwriting and other operating expense ratio is the ratio (expressed as a percentage) of underwriting and other operating expense to net premiums earned.
(7)	Combined ratio is the sum of the losses and LAE ratio, the commission expense ratio and the underwriting and other operating expense ratio.
(8)	In connection with our January 1, 2000 assumption of the assets, liabilities and operations of the Fund, our Nevada insurance subsidiary assumed the Fund’s rights and obligations associated with the LPT Agreement, a retroactive 100% quota share reinsurance agreement with third party reinsurers, which substantially reduced exposure to losses for pre-July 1, 1995 Nevada insured risks. Pursuant to the LPT Agreement, the Fund initially ceded $1.525 billion in liabilities for incurred but unpaid losses and LAE, which represented substantially all of the Fund’s outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995.
(9)	Deferred reinsurance gain—LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income.
(10)	We define net income before impact of LPT Agreement as net income less (i) amortization of deferred reinsurance gain— LPT Agreement and (ii) adjustments to LPT Agreement ceded reserves. We define pro forma earnings per share—basic and diluted—before impact of the LPT Agreement as net income before impact of the LPT Agreement divided by the common shares issued in our conversion (50,000,002). These are not measurements of financial performance under GAAP and should not be considered in isolation or as an alternative to any other measure of performance derived in accordance with GAAP.
We present net income before impact of LPT Agreement because we believe that it is an important supplemental measure of operating performance to be used by analysts, investors and other interested parties in evaluating us. We present pro forma earnings per share—basic and diluted—before impact of the LPT Agreement because we believe that it is an important supplemental measure of performance by outstanding common share issued in our conversion.
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
The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the periods presented:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Net income	$120,283	$171,570	$137,598	$95,567	$96,222
Less: Impact of LPT Agreement:
Amortization of deferred reinsurance gain – LPT Agreement	18,034	19,373	16,891	20,296	19,015
Adjustment to LPT Agreement ceded reserves(a)	—	—	26,865	2,447	31,109
Net Income before impact of LPT Agreement	$102,249	$152,197	$93,842	$72,824	$46,098

(a)	Any adjustment to the estimated direct reserves ceded under the LPT Agreement is reflected in losses and LAE for the period during which the adjustment is determined, with a corresponding increase or decrease in net income in the period. There is a corresponding change to the reinsurance recoverables on unpaid losses as well as the deferred reinsurance gain. A cumulative adjustment to the amortization of the deferred gain is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. (See Note 2 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.)
(11)	We define total equity including deferred reinsurance gain—LPT Agreement as total equity plus deferred reinsurance gain —LPT Agreement. Total equity including deferred reinsurance gain—LPT Agreement is not a measurement of financial position under GAAP and should not be considered in isolation or as an alternative to total equity or any other measure of financial health derived in accordance with GAAP.
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
The table below shows the reconciliation of total equity to total equity including deferred reinsurance gain—LPT Agreement for the periods presented:

	As of December 31,
	2007	2006	2005	2004	2003
Total (deficit) equity	$379,453	$303,777	$144,607	$9,750	$(104,459)
Deferred reinsurance gain – LPT Agreement	425,002	443,036	462,409	506,166	528,909
Total equity including deferred reinsurance gain – LPT Agreement	$804,455	$746,813	$607,016	$515,916	$424,450
(12)	Total statutory surplus represents the total consolidated surplus of EICN, which includes its wholly-owned subsidiary ECIC, our insurance subsidiaries, prepared in accordance with the accounting practices of the NAIC, as adopted by Nevada or California, as the case may be. (See Note 12 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.)
(13)	Net premiums written to total statutory surplus ratio is the ratio of our insurance subsidiaries’ annual net premiums written to total statutory surplus.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the accompanying notes thereto included in Item 8 and Item 15 of this report. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties and other factors described in Item 1A of this report. Our actual results in future periods may differ from those referred to herein due to a number of factors, including the risks described in the sections entitled ‘‘Risk Factors’’ and ‘‘Forward-Looking Statements’’ elsewhere in this report.

Overview

We are a specialty provider of workers’ compensation insurance focused on select small businesses engaged in low to medium hazard industries. Workers’ compensation is a statutory system under which an employer is required to pay for its employees’ medical, disability and vocational rehabilitation and death benefit costs for work-related injuries or illnesses. Our business has historically targeted businesses located in several western states, primarily California and Nevada. During 2007, based on net premiums written, we were the second, eighth and eighteenth largest non-governmental writer of workers’ compensation insurance in Nevada, California and the United States, respectively, based on net premiums written, as reported by A.M. Best.

We believe we benefit by targeting small businesses, a market that is characterized by fewer competitors, more attractive pricing and strong persistency when compared to the U.S. workers’ compensation insurance industry in general. As a result of our disciplined underwriting standards, we believe we are able to price our policies at levels which are competitive and profitable. Our approach to underwriting is therefore consistent with our strategy of not sacrificing profitability and stability for top-line revenue growth.

In 2007, we wrote 71.7% and 17.4% of our direct premiums written in California and Nevada, respectively. We also write business in nine other states (Arizona, Colorado, Florida, Idaho, Illinois, Montana, Oregon, Texas and Utah) and are licensed to write business in six additional states (Georgia, Maryland, Massachusetts, New Mexico, New York, and Pennsylvania). We market and sell our workers’ compensation insurance products through independent local and regional agents and brokers, and through our strategic distribution partners, including our principal strategic distribution partners, ADP, Inc. (ADP) and Wellpoint, Inc. (Wellpoint). In 2007, we wrote $99.3 million, or 28.7%, of our gross premiums written through ADP and Wellpoint. We entered Florida and Oregon in 2007.

We commenced operations as a private domestic mutual insurance company on January 1, 2000 when our Nevada insurance subsidiary assumed the assets, liabilities and operations of the Nevada State Industrial Insurance System (the Fund). The Fund had over 80 years of workers’ compensation experience in Nevada. In July 2002, we acquired the renewal rights to a book of workers’ compensation insurance business, and certain other tangible and intangible assets, from Fremont Compensation Insurance Group and its affiliates (Fremont), primarily comprising accounts in California and, to a lesser extent, in Idaho, Montana, Utah and Colorado. Because of the Fremont transaction, we were able to establish our important relationships and distribution agreements with ADP and Wellpoint.

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

We operate in a single reportable segment with 13 territorial offices serving the various states in which we are currently doing business.

We currently believe that the workers’ compensations insurance industry is transitioning to a more competitive market environment. Our strategy across market cycles is to maintain underwriting profitability, manage our expenses and focus on underserved markets within our targeted classes of businesses that we believe will provide greater opportunities for profitable returns.

On January 10, 2008, we announced our acquisition of AmCOMP Incorporated (AmCOMP). We believe this acquisition will provide significant opportunity to make progress in executing our strategic goals and achieving our vision of being a leader in the property and casualty insurance industry specializing in workers’ compensation.

Revenues

We derive our revenues primarily from the following:

Net Premiums Earned.    Our net premiums earned have historically been generated primarily in California and Nevada. In California, we have reduced our rates by 62.3% during the period September 2003 through December 31, 2007, including a decline of 38.1% since January 1, 2006. This compares with the California Workers Compensation Insurance Rating Bureau (WCIRB) recommendation of a 45.0% rate decline for the same period. In November, 2007, the California Commissioner of Insurance (California Commissioner) recommended that there be no overall change in pure premium rates for policies written on or after January 1, 2008. This is the first recommendation of no rate decrease by the California Commissioner since the reforms of 2003 and 2004. Our California rates continue to be based upon our actuarial analysis of current and anticipated loss cost trends. We have not filed new rates for new or renewal policies incepting on or after January 1, 2008.

In Nevada, our rate level increased in 2007 as a result of a decision by the Nevada Commissioner of Insurance (Nevada Commissioner) to increase loss costs effective March 1, 2007 by 3.4%, which we subsequently adopted.

On December 19, 2007, the Nevada Commissioner announced that the National Council on Compensation Insurance (NCCI) submitted a filing for an average voluntary loss cost decrease of 10.5% for new and renewal policies incepting on or after March 1, 2008. Subsequently, on February 6, 2008, the Nevada Commissioner approved the filing. According to the Nevada Commissioner, decreasing claim frequency was cited as the primary driver of the proposed decrease, which more than offset increasing indemnity and medical costs per claim, the cost of living benefit adjustments that were enacted during the 2003 Legislative session and the impact of the payroll cap. Our Nevada rates continue to be based upon our internal actuarial analysis of current and anticipated loss trends. We have adopted the approved loss costs effective for new and renewal policies incepting on or after March 1, 2008, with a revised loss cost modifier, the combination of which we expect will produce an average overall decrease of 5.0% on our book of business. We cannot determine the effect on our profitability at this time, or if there will be continued downward pricing pressure in Nevada.

We experienced a decline in the number of policies in force in Nevada in 2007, which was the result of adherence to our underwriting guidelines that are designed to minimize the underwriting of classes of business that do not meet our target risk profiles, and due to competitive pressures. Our policy count growth, primarily in California, mitigated some of the decline in premiums we experienced principally due to declining rate levels. Companywide, we expect to see a similar declining total premium trend in 2008, where consistent policy growth will reduce, but not offset the decline in premium written in California and Nevada. It is uncertain how these trends will impact profitability.

Net Investment Income and Realized Gains (Losses) on Investments.    We invest our statutory surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid losses and loss adjustment expenses (LAE)) in fixed maturity securities and equity securities. Net investment income includes revenue from interest and dividends on invested assets less bank service charges, custodial and portfolio management fees. Realized gains (losses) on investments include the gain or loss on a security at the time of sale compared to its original cost (equity securities) or amortized cost (fixed maturity investments). Our net investment income and realized gains and losses on investments are affected by general economic conditions. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be ‘‘other-than-temporary’’ the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in earnings as a realized loss on investments.

Conning Asset Management (Conning), our sole portfolio manager, follows our written investment guidelines based on strategies approved by our Board of Directors. Our investment strategy focuses on maximizing economic value through dynamic asset/liability management, subject to regulatory and rating agency constraints. The fixed maturity securities portion of our portfolio maintains a duration target of 5.00 a maximum tax-exempt capacity of not more than 60% of the total fixed maturity portfolio. The equity portion of our portfolio has an authorized allocation range of 6-20%. The decrease in the equity allocation in the fourth quarter of 2006 has had the effect of decreasing surplus volatility (because under statutory accounting principles, equity securities are carried at fair value with the unrealized gains/losses charged directly to surplus in contrast to fixed income securities which are carried at amortized cost with no impact on surplus due to changes in fair value), while increasing the duration target has helped to increase the tax-equivalent investment yield from 5.29% for the year ended December 31, 2006 to 5.37% for the year ended December 31, 2007. Our tax-exempt allocation is supported by our strong operating profitability and tax paying status.

The characteristics and performance of the portfolio are continually monitored and a detailed review is performed on a quarterly basis. Thus, changes in allocation will occur as we observe opportunities in the market. We anticipate that the strategy will remain focused on conservative fixed income securities.

Expenses

Our expenses consist of the following:

Losses and LAE.    Losses and LAE represent our largest expense item and include claim payments made, estimates for future claim payments and changes in those estimates for current and prior periods and costs associated with investigating, defending and adjusting claims. The quality of our financial reporting depends in large part on accurately predicting our losses and LAE, which are inherently uncertain as they are estimates of the ultimate cost of individual claims based on actuarial estimation techniques. In states other than Nevada, we have a short operating history and must rely on a combination of industry experience and our specific experience to establish our best estimate of losses and LAE reserves. The interpretation of historical data can be impacted by external forces, principally regulatory changes, economic fluctuations and legal trends. In recent years, we experienced lower losses and LAE in California than we anticipated due to factors such as regulatory reform designed to reduce loss costs in that market and inflation. The joint marketing of our workers’ compensation insurance with Wellpoint’s health insurance products also assists in reducing losses since employees make fewer workers’ compensation claims because they are insured for non-work related illnesses or injuries and thus are less likely to seek treatment for a non-work related illness or injury through their employers’ workers’ compensation insurance carrier.

Commission Expense.    Commission expense includes commissions to our agents and brokers for the premiums that they produce for us, and is net of contingent commission income related to the LPT Agreement. Commissions paid to our agents and brokers and fronting fees paid to other insurers are deferred and amortized to commission expense in our statements of income as the premiums generating these commissions and fees are earned. We pay commissions which we believe are competitive with other workers’ compensation insurers. We generally pay between 10.0% to 12.5% commission on new and renewal business. During the last year we began paying a two percentage point increase in our commission rate on select policies.

Underwriting and Other Operating Expense.    Underwriting and other operating expense includes the costs to acquire and maintain an insurance policy (excluding commissions) consisting of premium taxes and certain other general expenses that vary with, and are primarily related to, producing new or renewal business. These acquisition costs are deferred and amortized to underwriting and other operating expense in the statement of income as the related premiums are earned. Other underwriting expenses consist of policyholder dividends, changes in estimates of future write-offs of premiums receivable, and general administrative expenses such as salaries, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, and boards, bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans and experience data. Our underwriting and other operating expense is a reflection of our operational efficiency in producing, underwriting and administering our business. However, the cost savings realized through such efficiencies may be offset, in whole or in part, by the potentially significant costs that we incur in connection with the reporting and internal control requirements to which we are subject under Federal securities laws and New York Stock Exchange listing requirements as a result of becoming a public company. Other operating expenses included a charge of $0.9 million and $10.0 million for the one-time costs of the conversion from a mutual holding company to a public stock company for 2007 and 2006, respectively.

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

Management believes that the most critical accounting policies relate to the reporting of reserves for losses and LAE, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, recognition of premium revenue, deferred income taxes and the valuation of investments.

The following is a description of our critical accounting policies:

Reserves for Losses and Loss Adjustment Expenses

We are directly liable for losses and LAE under the terms of insurance policies our insurance subsidiaries underwrite. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. Our loss reserves are reflected in our balance sheets under the line item caption ‘‘unpaid losses and loss adjustment expenses.’’ As of December 31, 2007, our reserve for unpaid losses and LAE, net of reinsurance, was $1.2 billion.

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

Our reserve for unpaid losses and loss adjustment expenses (gross and net), as well as the above-described main components of such reserves were as follows:

	December 31,
	2007	2006	2005
	(in thousands)
Case reserves	$740,133	$753,102	$772,544
IBNR	1,235,124	1,261,521	1,290,029
LAE	294,453	293,132	287,408
Gross unpaid losses and LAE	2,269,710	2,307,755	2,349,981
Reinsurance recoverables on unpaid losses and LAE, gross	1,052,641	1,098,103	1,141,500
Net unpaid losses and LAE	$1,217,069	$1,209,652	$1,208,481

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

Based on historical insurance industry experience countrywide, as reported by A.M. Best, approximately ten percent of workers’ compensation claim dollars are expected to be paid more than ten years after the claim occurred. While our payout pattern likely will differ from that of the industry, industry experience illustrates the general duration of workers’ compensation claims. The duration of the injured worker’s disability, the course and cost of medical treatment, as well as the lifespan of dependents, are uncertain and are difficult to determine in advance. We endeavor to minimize this risk by closing claims promptly, to the extent feasible. In addition, there are no policy limits on our liability for workers’ compensation claims as there are for other forms of insurance. We endeavor to mitigate this risk by purchasing reinsurance that will provide us with financial protection against the impact of very large claims and catastrophes.

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

We have retained an independent actuarial consulting firm (consulting actuary) to perform a comprehensive study of losses and LAE liability on a semi-annual basis. The role of our consulting actuary, as an advisor to management, is to conduct sufficient analyses to produce a range of reasonable estimates, as well as a point estimate, of our unpaid losses and LAE liability, and to present those results to our actuaries and to management.

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

Both the consulting actuary and the internal actuarial staff select and apply a variety of generally accepted actuarial methods to our data. The methods applied vary somewhat according to the type of claim benefit being analyzed. The primary methods utilized in recent evaluations are as follows:

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

	As of December 31,
	2007	2006	2005
Nevada:
Medical	45%	45%	44 – 45%
Permanent total disability	99	99	99
Fatals	92	92	92
Permanent partial disability	32	33	34
States other than Nevada:
Medical	52	53	52
Indemnity	35	35	41

These benefit types account for approximately 79% of our total losses and LAE reserves. The payment patterns are reviewed each year based on the observed recent and long-term patterns in our own historical data, recent and long-term patterns in industry data, and analyses of potential changes in patterns resulting from major legislative benefit changes. The changes in the payment patterns for Nevada are the result of these regular reviews of our historical data and updating of the actuarial judgments involved in selecting expected payment patterns.  For 2007 and 2006 a range is shown for medical because multiple methods were used to select medical payment patterns in Nevada. The changes in the payment patterns used in states other than Nevada were significantly influenced by analysis of the anticipated effects of the 2003 California legislation relating to workers’ compensation benefits, as well as observations of our early experience as it emerged of claims experience subsequent to the enactment of that legislation. At each reserve evaluation, as more claims experience has emerged subsequent to that legislation, the post-legislative claims experience has been given increasing judgmental weight in the actuarial selection of expected future payment patterns. The actual payout pattern for the aggregate claims associated with an accident year will not be known until decades later, when all the claims are closed.

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

In projections using December 31, 2007 data, the methods that use explicit medical cost inflation assumptions included medical cost inflation assumptions ranging from 3.5% to 8.5%. Corresponding medical cost inflation assumptions in prior projections were 3.5% to 9.0% at December 31, 2006 and 5.5% to 9.0% at December 31, 2005. The selection of medical cost inflation assumptions for use in the actuarial methodologies in each of these analyses has been based on observed recent and longer-term historical medical cost inflation in our claims data and in the economy more generally. The rate of medical cost inflation as reflected in our historical medical payments per claim has averaged approximately 7.0% over the past five to ten years, The rate of medical cost inflation in the general U.S. economy, as measured by the consumer price index—medical care, has averaged approximately 4.0% over the past ten years.

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

Both management with internal actuarial staff and the consulting actuary separately analyze LAE and estimate unpaid LAE. This analysis relies primarily on examining the relationship between the aggregate amount that has been spent on LAE historically, as compared with the dollar volume of claims activity for the corresponding historical calendar periods. Based on these historical relationships, and judgmental estimates of the extent to which claim management resources are focused more intensely on the initial handling of claims than on the ongoing management of claims, the consulting actuary selects a range of future LAE estimates that is a function of the projected future claim payment activity. The portion of unpaid LAE that will be recoverable from reinsurers is estimated based on the contractual reinsurance terms.

Based on the results of the analyses conducted, the stability of the historical data, and the characteristics of the various claims segments analyzed, the consulting actuary selects a range of estimated unpaid losses and LAE and a point estimate of unpaid losses and LAE, for presentation to internal actuarial staff and management. The selected range is intended to represent the range in which it is most likely that the ultimate losses will fall. This range is narrower than the range of indications produced by the individual methods applied because it is not likely, although it is possible, that the high or low result will emerge for every state, benefit type and accident year. The actuarial point estimate of unpaid losses and LAE is based on a judgmental selection for each benefit type from within the range of results indicated by the different actuarial methods.

Management formally establishes loss reserves for financial statement purposes on a quarterly basis. In doing so, we make reference to the most current analyses of our consulting actuary, including a review of the assumptions and the results of the various actuarial methods used by the consulting actuary. Comprehensive studies are conducted June 30 and December 30 by both internal actuarial staff and the consulting actuary and on the other quarters the most recent of those study results are updated for quarterly claim reporting and claim payment activity and other information provided by the internal actuarial staff as indicated below. These studies use the following information:

•	claim reporting and claim payment activity;

•	recoveries from reinsurance and from other third party sources;

•	expenses of managing claims;

•	characteristics of the business we have written in the current quarter and prior quarters, including characteristics such as geographical location, type of business, size of accounts, historical claims experience, and pricing levels; and

•	case reserve component of our loss reserves. The case reserves are updated on an ongoing basis, in the normal course of claims examiners managing individual claims, and this component of our loss reserves at quarter-end is the sum of the case reserve as of quarter-end on each individual open claim.

The consulting actuary provides the following analyses which management and internal actuarial staff review also:

•	claim frequency and claim severity trends indicated by the claim activity as well as any emerging claims environment or operational issues that may indicate changing trends; and

•	workers’ compensation industry trends as reported by industry rate bureaus, in the media, and other similar sources.

Management determines the IBNR and LAE components of our loss reserves by establishing a point in the range of the consulting actuary’s most recent analysis of unpaid losses and LAE with the selection of the point based on management’s own view of recent and future claim emergence patterns, payment patterns, and trends information obtained from internal actuarial staff on:

•	view of the markets in which we are operating, including environmental conditions and changes in those markets; and

•	the characteristics of the business we have written in recent quarters; recent and pending recoveries from reinsurance; our view of trends in the future costs of managing claims; and other similar considerations as we view relevant.

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

Management determines the IBNR and LAE components of our loss reserves by establishing a point in the range of the most recent actuarial analyses of unpaid losses and LAE, which may be at a prior quarter-end, with the selection of the point based on management’s own view of recent and future claim emergence patterns, payment patterns, and trends, including: our view of the markets in which we are operating, including environmental conditions and changes in those markets; the characteristics of the business we have written in recent quarters; recent and pending recoveries from reinsurance; our view of trends in the future costs of managing claims; and other similar considerations as we view relevant.

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

At December 31, 2007, management’s best estimate of unpaid losses and LAE was $1,217.1 million, which was $88.8 million above the actuarial point estimate. In establishing its best estimate at December 31, 2007, management and internal actuarial staff reviewed and considered (i) the consulting actuary’s assumptions, point estimate and range, (ii) the inherent uncertainty of workers’ compensation unpaid loss and LAE liabilities, and (iii) the particular uncertainties associated with (a) the potential effects on the cost and payout pattern of claims following workers’ compensation system reforms enacted by the California legislature in late 2003 and the regulatory implementation of those reforms, the effects of which will become clear over a number of years, (b) the uncertain cost of administering claims (LAE) in the reformed California system, (c) the potential for legislative and/or judicial reversal of California reforms, (d) the rapid growth in the volume of our business in California, (e) the limited historical experience of ECIC to use as a base for projecting future loss development, (f) the degree of movement observed in EICN’s prior years’ projections of losses and LAE in Nevada following premium and market share reductions. Management did not quantify a specific loss reserve increment for each of these sources of uncertainty, but rather established an overall provision for unpaid losses and LAE that, in management’s opinion, represented a best estimate of unpaid losses and LAE at December 31, 2007 in light of the historical data, the actuarial assumptions, point estimate and range, current facts and circumstances, and the sources of uncertainty identified by management. Management’s best estimate of unpaid losses and LAE at December 31, 2007 fell within the actuarial range of estimates. The increase in management’s best estimate relative to the actuarial point estimate from December 31, 2006 to December 31, 2007 increased losses and LAE expense incurred by $2.5 million for the year ended December 31, 2007.

At December 31, 2006, management’s best estimate of unpaid losses and LAE net of reinsurance was $1,209.7 million, which was $86.4 million above the actuarial point estimate. In establishing its best estimate at December 31, 2007, management considered (i) the actuarial assumptions, point estimate and range, (ii) the inherent uncertainty of workers’ compensation unpaid losses and LAE liabilities, and (iii) the particular uncertainties associated with (a) the potential effects on the cost and payout pattern of claims following workers’ compensation system reforms enacted by the California legislature in late 2003 and the future regulatory implementation of those reforms, the effects of which will become clear over a number of years, but which our initial experience indicated were emerging favorably, (b) the uncertain cost of administering claims (LAE) in the reformed California system, (c) the potential for legislative and/or judicial reversal of the California reforms, (d) the rapid growth in the volume of our business in California, (e) the limited but growing historical experience of ECIC to use as a base for projecting future loss development, (f) the degree of movement observed in EICN’s prior years’ projections of losses and LAE in Nevada following continued premium and market share reductions. Management did not quantify a specific loss reserve increment for each of these sources of uncertainty, but rather established an overall provision for unpaid losses and LAE that, in management’s opinion, represented a best estimate of unpaid losses and LAE at December 31, 2006 in light of the historical data, the actuarial assumptions, point estimate and range, current facts and circumstances, and the sources of uncertainty identified by management. Management’s best estimate of unpaid losses and LAE at December 31, 2006 fell within the consulting actuary’s range of estimates. The increase in management’s best estimate relative to the consulting actuary’s point estimate from December 31, 2005 to December 31, 2006 increased losses and LAE expense incurred by $2.1 million for the year ended December 31, 2006.

At December 31, 2005, management’s best estimate of unpaid losses and LAE was $1,208.5 million, which was $84.3 million above the actuarial point estimate. In establishing its best estimate at December 31, 2005, management considered (i) the actuarial assumptions, point estimate and range, (ii) the inherent uncertainty of workers’ compensation unpaid losses and LAE liabilities, and (iii) the particular uncertainties associated with (a) the potential effects on the cost and payout pattern of claims following workers’ compensation system reforms enacted by the California legislature in late 2003 and the future regulatory implementation of those reforms, the effects of which will become clear over a number of years, but which our initial experience indicated were emerging favorably, (b) the uncertain cost of administering claims (LAE) in the reformed California system, (c) the potential for legislative and/or judicial reversal of the California reforms, (d) the rapid growth in the volume of our business in California, (e) the limited but growing historical experience of ECIC to use as a base for projecting future loss development, (f) the degree of movement observed in EICN’s prior years’ projections of losses and LAE in Nevada following continued premium and market share reductions, (g) recent changes in EICN’s claim department processes, controls and management, (h) the legislative adoption of future cost-of-living increases on permanent total disability payments on injuries occurring January 1, 2004 and after in Nevada, and (i) the degree to which our reinsurance protection will absorb our unanticipated development on years subject to the LPT Agreement and on large claims in excess of our current reinsurance retention. Management did not quantify a specific loss reserve increment for each of these sources of uncertainty, but rather established an overall provision for unpaid losses and LAE that, in management’s opinion, represented a best estimate of unpaid losses and LAE at December 31, 2005 in light of the historical data, the actuarial assumptions, point estimate and range, current facts and circumstances, and the sources of uncertainty identified by management. Management’s best estimate of unpaid losses and LAE at December 31, 2005 fell within the consulting actuary’s range of estimates. The decrease in management’s best estimate relative to the consulting actuary’s point estimate from December 31, 2004 to December 31, 2005 decreased losses and LAE expense incurred by $5.4 million for the year ended December 31, 2005.

The table below provides the actuarial range of estimated liabilities for unpaid losses and LAE and our carried reserves at the dates shown:

	As of December 31,
	2007	2006	2005
	(in thousands)
Low end of actuarial range	$1,034,632	$1,029,524	$1,024,829
Carried reserves	1,217,069	1,209,652	1,208,481
High end of actuarial range	1,290,274	1,291,356	1,293,028

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

Estimates of ultimate losses and LAE may change from one balance sheet date to the next when actual claim payment or a change in individual case reserve estimates between those dates differ from the expected claim activity underlying the prior loss reserve estimate, and when actual LAE expenditures differ from expected expenditure levels underlying the prior LAE reserve estimate. As actual losses and LAE expenditures occur during a calendar period, they replace the portion of prior estimates of unpaid losses and LAE that relate to that period. In addition, the parameters used in the various methods and the relative weight accorded to the results of the different actuarial methods, all of which require judgment, may change as a result of observing that the actual pattern of expenditures differs from prior expectations, as well as based on new industry wide data and benchmarks derived from that data, when available. The parameters and weights used in estimating ultimate losses may also change when external conditions—such as the statutory benefit structures or the manner in which it is being interpreted and administered, or inflation—differ from expectations underlying the prior estimate of ultimate losses, and when the effects of factors related to internal operations differ from expectations underlying the prior estimate of ultimate losses.

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

The following table provides a reconciliation of the beginning and ending loss reserves on a GAAP basis at the date specified:

	December 31,
	2007	2006	2005
	(in thousands)
Unpaid losses and LAE at beginning of period	$2,307,755	$2,349,981	$2,284,542
Less reinsurance recoverables excluding bad debt allowance on unpaid losses	1,098,103	1,141,500	1,194,728
Net unpaid losses and LAE at beginning of the period	1,209,652	1,208,481	1,089,814
Losses and LAE, net of reinsurance, incurred in:
Current year	221,347	256,257	333,497
Prior years	(60,011)	(107,129)	(78,053)
Total net losses and LAE incurred	161,336	149,128	255,444
Deduct payments for losses and LAE, net of reinsurance related to:
Current year	44,790	41,098	40,116
Prior year	109,129	106,859	96,661
Total net payments for losses and LAE during the current period	153,919	147,957	136,777
Ending unpaid losses and LAE, net of insurance	1,217,069	1,209,652	1,208,481
Reinsure recoverable excluding bad debt allowance on unpaid losses and LAE	1,052,641	1,098,103	1,141,500
Ending unpaid losses and LAE	$2,269,710	$2,307,755	$2,349,981

Estimates of incurred losses and LAE attributable to insured events of prior years decreased due to continued favorable development in such prior accident years (actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated). The reduction in the liability for unpaid losses and LAE was $60.0 million, $107.1 million and $78.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The major sources of this favorable development include actual paid losses, which have been less than expected, and the impact of recalibration of selected patterns of claims emergence and claim payment used in the projection of future loss payment.

In California, in particular, where our operations began on July 1, 2002, the actuaries’ and management’s initial expectations of the ultimate level of losses and patterns of loss emergence and loss payment necessarily were based on benchmarks derived from analyses of historical insurance industry data in California, as no historical data from our California insurance subsidiary existed and, although some historical data was available for the prior years for some of the market segments we entered in California, that data was limited as to the number of loss reserve evaluation points available. The industry-based benchmarks were adjusted judgmentally for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers’ compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of claims by our California insurance subsidiary has been more favorable than those initial expectations, due at least in part, we believe, to the impact of enactment of the major changes in the California environment. Other insurance companies writing California workers’ compensation insurance have also experienced emergence and payment of claims more favorable than anticipated. At each evaluation date, the projected claim activity underlying the prior loss reserves has been replaced by the actual claim activity, and the expectation of future emergence and payment of California claims underlying the actuarial projections has been reevaluated periodically based both on our insurance subsidiaries’ emerging experience and on updating the benchmarks that are derived from observing and analyzing the insurance industry data for California workers’ compensation. The change in incurred losses and LAE attributable to prior years as a result of business outside Nevada, predominantly

California, was $57.4 million, $111.0 million and $48.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. In states other than California and Nevada, our insurance subsidiaries’ operations are relatively new and represent a minor portion of our loss reserves.

In Nevada, we have compiled a lengthy history of workers’ compensation claims payment patterns based on the business of the Fund and EICN, but the emergence and payment of claims in recent years has been more favorable than in the long-term history in Nevada with the Fund. The expected patterns of claim payment and emergence used in the projection of our ultimate claims payments are based on both the long-term and the short-term historical data. In recent evaluations, the selection of claim projection patterns has relied more heavily on the patterns observed in the short-term historical data, as recent years’ claims have continued to emerge in a manner consistent with that short-term historical data. Also, at each evaluation date, the projected claim payments underlying the prior loss reserves were replaced by the actual claim payment activity that occurred during the calendar year. The change in incurred losses and LAE attributable to prior years attributable to business in Nevada was $2.6 million, ($3.9) million and $29.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The estimate of the future cost of handling claims, or LAE, depends primarily on examining the relationship between the aggregate amount that has been spent on LAE historically, as compared with the dollar volume of claims activity for the corresponding historical periods. For our insurance subsidiaries’ business in Nevada, as a result of operational improvements and reductions in staff count to align with the current and anticipated volume of business in the state, our expenditures on LAE in recent years have been lower than historical levels. As these operational improvements and staffing levels have been reflected in the actual emerging LAE expenditures and in the projection of future LAE, the estimates of future LAE have reduced. For our insurance subsidiaries’ operations in California, initial expectations of LAE when operations commenced in California were based on the assumptions used by the Company in pricing the California business, and on some limited historical data for the market segments the Company was entering. As the Company’s operations in California have matured, and as data relating to the Company’s and industry claim handling expenses reflective of the new workers’ compensation benefit environment in California have become available, the expectations of LAE underlying the projection of future LAE have been adjusted to reflect that actual costs of administering claims relative to the cost of losses themselves have been greater than initial expectations. Although our revised LAE expectations resulted in an increase in the projected future cost of administering California claims relative to losses at December 31, 2007, 2006 and 2005, given the significant decrease in the estimated projected costs of losses in California, the overall impact has been a decrease in LAE reserves. The changes in the Company’s estimates of the cost of future LAE in California and Nevada are included in the California and Nevada development results cited in the preceding two paragraphs.

We review our loss reserves each quarter and, as mentioned earlier, our consulting actuary assists our review by performing a comprehensive actuarial analysis and projection of unpaid losses and LAE twice each year. We may adjust our reserves based on the results of our reviews and these adjustments could be significant. If we change our estimates, these changes are reflected in our results of operations during the period in which they are made. Our actual claims and LAE experience and emergence in recent years has been more favorable than anticipated in prior evaluations, although our California LAE has been higher than initially anticipated. Our insurance subsidiaries have been operating in a period of dramatically changing environmental conditions in our major markets, entry into new markets, and operational changes. During periods characterized by such changes, at each evaluation, the actuaries and management must make judgments as to the relative weight to accord to long-term historical and recent company data, external data, evaluations of environmental changes, and other factors in selecting the methods to use in projecting ultimate losses and LAE, the parameters to incorporate in those methods, and the relative weights to accord to the different projection indications. Since the loss reserves are providing for claim payments that will emerge over many years, if management’s projections and loss reserves were established in a manner that reacted quickly to each new emerging trend in the data or in the environment, there would be a high likelihood that future adjustments, perhaps significant in magnitude, would be required to correct for trends that turned out not to be persistent. At each balance sheet evaluation, some losses and LAE projection methods have produced indications above the loss reserve selected by management, and some losses and LAE projection methods have produced indications lower than the loss reserve selected by management. At each evaluation, management has given weight to new data, recent indications, and evaluations of environmental conditions and changes that implicitly reflect management’s expectation as to the degree to which the future will resemble the most recent information and most recent changes, as compared with long-term claim payment, claim emergence, and claim cost inflation patterns. As patterns and trends recur consistently over a period of quarters or years, management gives greater implicit weight to these recent patterns and trends in developing our future expectations. In our view, in establishing loss reserves at each historical balance sheet date, we have used prudent judgment in balancing long-term data and recent information.

It is likely that ultimate losses and LAE will differ from the loss reserves recorded in our December 31, 2007 balance sheet. Actual losses and LAE payments could be greater or less than our projections, perhaps significantly. The following paragraphs discuss several potential sources of such deviations, and illustrate their potential magnitudes.

In recent years, emerging claims costs and claim emergence and payment patterns have improved dramatically. The largest driver of this improvement has been California reform. As we observe continuing improvement in development, we have given significant weight to this emerging trend in projecting and selecting estimated ultimate losses and LAE. The amount of weight to allocate between the emerging trend and historical benchmark patterns is judgmental. We have given significant weight to the emerging trends in our selection of loss reserves as of December 31, 2007. However, recent data points from our business in California, as well as from insurance industry experience for California workers’ compensation, indicate emergence patterns more favorable than those implicitly underlying our loss reserves. If future emergence matches those more favorable patterns, our current loss reserves could develop favorably over time. If future claims emergence more closely resembles long term historical industry patterns, then our current loss reserves could develop unfavorably over time. In Nevada, we have seen a significant improvement in claims emergence and claims payment patterns in recent years, and have given these improved patterns significant weight in establishing loss reserves for our Nevada business. If future emergence in Nevada more closely resembles long term historical patterns of the predecessor Fund, then our current loss reserves could develop unfavorably over time.

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

More than 48% of our claims payments during the three years ended December 31, 2007 has related to medical care for injured workers. The utilization and cost of medical services in the future is a significant source of uncertainty in the establishment of loss reserves for workers’ compensation. In recent years, our medical costs per claim have been rising at an average rate of approximately 7.0% per year. Some of our projection methods include explicit assumptions about future medical claim cost inflation. In projections using December 31, 2007 data, the methods that use explicit medical cost inflation assumptions have included medical claim cost inflation assumptions ranging from 3.5% to 8.5%. Future medical claim cost inflation, whether due to changing medical technology, utilization of medical services, or the cost of medical services, could fall outside this range. We are not able to state the rate of medical cost inflation that is assumed in our loss reserves because our loss reserves are established based on reviewing the results of actuarial methods that do not contain explicit medical claim cost inflation rates, as well as methods that do contain explicit medical claim cost inflation rates. However, because medical care will be provided over many years, and in some cases decades, to the injured workers who have open claims, the pace of medical claim cost inflation has a significant impact on our ultimate claim payments. For example, if the rate of medical claim cost inflation increases by 1% above the inflation rate that is implicitly included in the loss reserves at December 31, 2007, we estimate that future medical costs over the lifetime of the current claims would increase by approximately $59 million for EICN and by approximately $12 million for ECIC, on a net-of-reinsurance basis.

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

The range of estimates of unpaid losses and LAE produced by the actuarial reviews of the impact of medical cost inflation provide some indication of the potential variability of future losses and LAE payments. If the actual unpaid losses and LAE were at the high or the low end of the actuarial range (see the table above), the impact on our financial results would be as follows:

	December 31,
	2007	2006	2005
	(in thousands)
Increase (decrease) in reserves:
At low end of range	$(182,436)	$(180,128)	$(183,630)
At high end of range	73,206	81,704	84,549
Increase (decrease) in equity and net income, net of income tax effect:
At low end of range	$118,583	$117,083	$119,360
At high end of range	(47,584)	(53,108)	(54,957)

However, the actuarial range represents an estimated range in which it is most likely that the ultimate losses and LAE will fall, based on the actuarial review of the results of the various methodologies and parameters used by the actuaries in the projection of losses and LAE. Each different actuarial method may produce a different indication of unpaid losses and LAE because each method relies in different ways on assumptions about the future. For example, the loss development methods are based on an assumption that the selected pattern of emergence or payout of claims will recur in the future, the frequency-severity method is based on an assumption that the most recent year’s ultimate average cost per claim can be estimated by inflation-adjusting other accident years’ average cost per claim and by extrapolating based on historical patterns the per-claim cost observed to date for the accident year, the initial expected loss method assumes that the ultimate losses can be estimated based on the payroll of workers insured by us and a benchmark loss cost per payroll or as a percentage of premium, and the Bornhuetter-Ferguson methods rely on a combination of these assumptions. Actual losses are affected by a more complex combination of forces and dynamics than any one model or methodology can represent, and each actuarial methodology is an approximation of these complex forces and dynamics, and thus each different actuarial methodology may produce different indications of unpaid losses and LAE. None of the methods is designed or intended to produce an indication that is systematically higher or lower than the other methods. Nonetheless, at any given evaluation date, some of the actuarial projection methods produce indications outside this range, and the selection of reasonable alternative methods or reasonable alternative parameters in the actuarial projection process would produce an even wider range of potential outcomes, both above and below the range shown. Accordingly, we believe that the range of potential outcomes is considerably wider than the actuarially estimated range of the most likely outcomes. The magnitude of adjustments to prior years’ reserves for unpaid losses and LAE reserves that we have made at December 31, 2007, 2006 and 2005, decreases of $60.0 million, $107.1 million, and $78.1 million respectively—also illustrate that changes in estimates of unpaid losses and LAE can be significant from year to year. We do not have a basis for anticipating that actual future payments of losses and LAE are more likely to be either greater than or less than the reserve for unpaid losses and LAE on our current balance sheet.

Reinsurance Recoverables

Reinsurance recoverables represent: (a) amounts currently due from reinsurers on paid losses and LAE; (b) amounts recoverable from reinsurers on case basis estimates of reported losses; and (c) amounts recoverable from reinsurers on actuarial estimates of IBNR for losses and LAE. These recoverables, by necessity, are based upon our current estimates of the underlying losses and LAE, and are reported on our balance sheet separately as assets, as reinsurance does not relieve us of our legal liability to policyholders. We bear credit risk with respect to the reinsurers, which can be significant considering that some of the unpaid losses and LAE remain outstanding for an extended period of time. Reinsurers might refuse or fail to pay losses that we cede to them, or they might delay payment. We are required to pay losses even if a reinsurer refuses or fails to meet its obligations under the applicable reinsurance agreement. We continually monitor the financial condition and rating agency ratings of our reinsurers. We require reinsurers that are not admitted reinsurers in Nevada and California to collateralize their share of the unearned premiums and unpaid loss reserves in order that our insurance subsidiaries receive credit for reinsurance on their statutory financial statements. Since our inception in 2000, no material amounts due from reinsurers have been written off as uncollectible and, based on this experience, we believe that amounts currently reflected in our consolidated financial statements will similarly require no material prospective adjustment.

Under the LPT Agreement, the Fund initially ceded $1.525 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775 million in cash. As of December 31, 2007, the estimated remaining liabilities subject to the LPT Agreement were approximately $971.7 million. Losses and LAE paid with respect to the LPT Agreement totaled approximately $405.7 million at December 31, 2007.

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

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, recognizing the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities resulting from a tax rate change impacts our net income or loss in the reporting period that includes the enactment date of the tax rate change. Our income tax returns are subject to audit by the Internal Revenue Service and various state tax authorities. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. We periodically evaluate our exposures associated with tax filing positions. Although we believe our positions comply with applicable laws, we record liabilities based upon estimates of the ultimate outcomes of these matters.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (‘‘FIN 48’’), effective January 1, 2007. As of December 31, 2006, the Company had recorded, as a liability for tax contingencies, $14.9 million (including interest of $1.6 million). As a result, the adoption of FIN 48 did not result in any change in the amount of the unrecognized tax benefit. Further, we elected to continue to record both interest and penalties related to any unrecognized tax benefits as a component of income tax expense.

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

Valuation of Investments

Our investments in fixed maturity and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of equity, net of deferred taxes as a component of accumulated other comprehensive income.

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

The amount of any write-downs is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline was identified. Since our inception in 2000, we have recorded write-downs for investment securities considered to be other-than-temporarily impaired of an aggregate of $6.8 million.

Measurement of Results

We evaluate our operations by using the following key measures:

Gross Premiums Written.    Gross premiums written is the sum of both direct premiums written and assumed premiums written before the effect of ceded reinsurance and the intercompany pooling agreement. Direct premiums written represent the premiums on all policies our insurance subsidiaries have issued during the year. Assumed premiums written represent the premiums that our insurance subsidiaries have received from an authorized state-mandated pool or under previous fronting facilities. The primary fronting facility was between ECIC and Clarendon Insurance Group (Clarendon) and that arrangement is now in run-off. We use gross premiums written, which excludes the impact of premiums ceded to reinsurers, as a measure of the underlying growth of our insurance business from period to period.

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

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006:

	2007	2006	Increase (Decrease) 2007 Over 2006	Increase (Decrease) 2007 Over 2006
	(in thousands, except percentages)
Selected Financial Data:
Gross premiums written	$350,696	$401,756	$(51,060)	(12.7)%
Net premiums written	338,569	387,184	(48,615)	(12.6)

Net premiums earned	$346,884	$392,986	$(46,102)	(11.7)
Net investment income	78,623	68,187	10,436	15.3
Realized gains on investments	180	54,277	(54,097)	(99.7)
Other income	4,236	4,800	(564)	(11.8)
Total revenues	429,923	520,250	(90,327)	(17.4)
Losses and LAE	143,302	129,755	13,547	10.4
Commission expense	44,336	48,377	(4,041)	(8.4)
Underwriting and other operating expense	91,399	87,826	3,573	4.1
Income taxes	30,603	82,722	(52,119)	(63.0)
Total expenses	309,640	348,680	(39,040)	(11.2)
Net income	$120,283	$171,570	$(51,287)	(29.9)%
Selected Operating Data:
Losses and LAE ratio	41.3%	33.0%	8.3%	n/a
Commission expense ratio	12.8%	12.3%	0.5%	n/a
Underwriting and other operating expense ratio	26.3%	22.3%	4.0%	n/a
Combined ratio	80.4%	67.7%	12.7%	n/a
Net income before impact of LPT Agreement(1)	$102,249	$152,197	$(49,948)	(32.8)%

(1)	We define net income before impact of LPT Agreement as net income less (i) amortization of deferred reinsurance gain—LPT Agreement and (ii) adjustments to LPT Agreement ceded reserves. Deferred reinsurance gain—LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of LPT Agreement is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to net income before income taxes and net income or any other measure of performance derived in accordance with GAAP.

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

The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the years ended:

	Year Ended December 31,
	2007	2006
	(in thousands)
Net income	$120,283	$171,570
Less: Impact of LPT Agreement:
Amortization of deferred reinsurance gain–LPT Agreement	18,034	19,373
Adjustment to LPT Agreement ceded reserves(a)	—	—
Net income before impact of LPT Agreement	$102,249	$152,197

(a)	Any adjustment to the estimated direct reserves ceded under the LPT Agreement is reflected in losses and LAE for the period during which the adjustment is determined, with a corresponding increase or decrease in net income in the period. There is a corresponding change to the reinsurance recoverables on unpaid losses as well as the deferred reinsurance gain. A cumulative adjustment to the amortization of the deferred gain is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. (See Note 8 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.)

Gross Premiums Written.    Gross premiums written decreased $51.1 million, or 12.7%, to $350.7 million for the year ended December 31, 2007 from $401.8 million for the year ended December 31, 2006. The decrease was primarily due to premium rate decreases in California offset by a 13.3% increase in total policy count. The overall increase in policy count included a decline in policy count of 5.8% in Nevada as a result of our adherence to our underwriting guidelines and increased competitive pressures. In California, our largest market, our filed rates on new business and renewals as of December 31, 2007 were 14.0 % lower than December 31, 2006, offset by a 17.0% increase in policy count. The average in force policy premium at December 31, 2007 decreased 15.8% to $9,704 from $11,528 at December 31, 2006.

Net Premiums Written.    Net premiums written decreased $48.6 million or 12.6%, to $338.6 million for the year ended December 31, 2007 from $387.2 million for the year ended December 31, 2006. The decrease was primarily attributable to a $51.1 million decrease in gross premiums written for the same period. Ceded premiums for the year ended December 31, 2007 totaled $12.1 million, or 3.5%, of gross premiums written as compared to $14.6 million, or 3.6%, of gross premiums written for the year ended December 31, 2006. The decrease in ceded premiums was primarily the result of the decrease in gross premiums written for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Net Premiums Earned.    Net premiums earned decreased $46.1 million, or 11.7%, to $346.9 million for the year ended December 31, 2007 from $393.0 million for the year ended December 31, 2006. The decrease in net premiums earned was primarily the result of the decrease in net premiums written for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Net Investment Income.    Net investment income increased $10.4 million, or 15.3%, to $78.6 million for the year ended December 31, 2007 from $68.2 million for the year ended December 31, 2006. The change was attributable to three factors: (a) an increase in fixed maturity securities resulting from the reallocation of the Company’s investment portfolio in the fourth quarter of 2006 which increased our portfolio yield; (b) an increase in the invested assets; and (c) interest income generated by higher cash balances. The pre-tax yield on invested assets increased approximately $1.9 million or approximately 15.0 basis points to 4.37% at December 31, 2007 as compared to 4.22% at December 31, 2006. The increase in our invested assets resulted in additional investment income of $6.3 million for the year ended December 31, 2007. The net proceeds from the IPO generated $1.8 million interest income prior to distribution to eligible members and higher cash balances generated $1.0 million of additional interest income.

Realized Gains (Losses) on Investments.    Realized gains (losses) on investments decreased $54.1 million or 99.7%, to $0.2 million for the year ended December 31, 2007 from $54.3 million for the year ended December 31, 2006. The decrease was primarily attributable to a portfolio reallocation in the fourth quarter of 2006. The Company evaluated its equity portfolio at that time and elected to reduce the amount allocated to equity securities from 15.0% to the selected target of 6.0%. Equity sales of $169.2 million related to the portfolio reallocation generated realized gains of $49.2 million in 2006. Additional equity sales of approximately $55.0 million of fixed maturity securities were sold to fund our stock repurchase program which resulted in a realized loss of $0.5 million.

There were no other bulk transactions involving the sale of securities in either 2007 or 2006. The remaining gains were primarily attributable to the sale of equity securities holdings, where the market value was influenced by the acquisitions or mergers of the companies issuing such securities, offset by an other-than-temporary impairment of $1.2 million.

Losses and LAE.    Losses and LAE increased $13.5 million, or 10.4%, to $143.3 million for the year ended December 31, 2007 from $129.8 million for the year ended December 31, 2006. Losses and LAE were 41.3% and 33.0% of net premiums earned for the years ended December 31, 2007 and 2006, respectively. The increase in losses and LAE is due to a large favorable prior accident year adjustment of $107.1 million taken primarily in the third quarter of 2006 in recognition of favorable development related to California regulatory reforms. The amount of the 2007 as compared to the 2006 prior year favorable losses and LAE development adjustment decreased by $45.5 million. As the impact of the California 2003 and 2004 regulatory reforms development become more known, it is expected that any continued adjustments due to favorable development attributable to the regulatory reforms will continue to moderate in amount. This was offset by a reduction to 2007 losses and LAE over 2006 due to lower premiums in 2007 and the current accident year loss estimates and LAE rate declined approximately 1.4% points as compared to 2006.

The table below reflects the losses and LAE reserve adjustments for the periods specified:

	Year Ended December 31,		Quarter Ended December 31,
	2007	2006	2007	2006
	(in millions)
Prior Accident Year Favorable Development	$61.6	$107.1	$16.6	$25.4
Commutation	(1.6)	—	—	—
Total Accident Year Favorable Development	$60.0	$107.1	$16.6	$25.4
LPT Reserve Favorable Change	$—	—	$—	—
LPT Amortization of the Deferred Reinsurance Gain	18.0	19.4	4.3	4.8

There was no adjustment in either period to the direct reserves subject to the LPT Agreement. Losses and LAE include amortization of deferred reinsurance gain—LPT agreement of $18.0 million and $19.4 million in the year ended December 31, 2007 and 2006 respectively. Excluding the impact from the LPT agreement, losses and LAE would have been $161.3 million and $149.1 million, or 46.5% and 37.9% of net premiums earned for the year ended December 31, 2007 and 2006 respectively.

Commission Expense.    Commission expense decreased $4.1 million, or 8.4%, to $44.3 million for the year ended December 31, 2007 from $48.4 million for the year ended December 31, 2006. Commission expense was 12.8% and 12.3% of net premiums earned for the years ended December 31, 2007 and 2006, respectively. Commission expense decreased approximately $5.7 million due to a decrease in net earned premium of $46.1 million and a $2.7 million favorable change in the estimated LPT Agreement contingent commission. The decrease in 2007 was partially offset by a two percentage point increase in our commission rate on select policies incepting July 2006 and after, which resulted in increased commission expense of $4.3 million.

Underwriting and Other Operating Expense.    Underwriting and other operating expense increased $3.6 million, or 4.1%, to $91.4 million for the year ended December 31, 2007 from $87.8 million for the year ended December 31, 2006. The increase is composed primarily of a $9.4 million increase in salaries and benefits, with a related $3.0 million increase in general operating expenses and a $2.7 million increase in technology maintenance and depreciation. This was partially offset by a decrease of $9.4 million in professional fees and a reduction of $1.8 million in the premium related expenses of premium tax, bad debt and policyholder dividends due to lower earned premiums for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

The increase in salaries and benefits and related general operating expenses were due to the increased staffing to support business needs and to meet the demands of being a public company. Employee benefit increases include higher benefit costs for medical coverage, an increased 401(k) employer match, and a new 2007 Equity and Incentive Plan. The technology maintenance and depreciation increased as a result of implementing EACCESS®, our new underwriting system, on July 1, 2006 with a full year of depreciation taken in 2007.

The decrease in professional fees was primarily due to the 2006 one-time incurred expenses related to the conversion of $10.0 million. The remainder of the decrease in professional fees was due to the reduction in the use of consultants for strategic planning of $1.5 million and post-implementation work of $1.8 million on the new underwriting system. The decreases in professional fees were partially offset by a $3.0 million increase in legal, audit and SOX compliance fees related to being a public company.

Income Taxes.    Income taxes decreased $52.1 million, or 63.0%, to $30.6 million for the year ended December 31, 2007, from $82.7 million for the year ended December 31, 2006. The decrease in income taxes was primarily due to a $103.4 million decrease in pre-tax income and other tax items discussed below. The effective tax rate for the twelve months ended December 31, 2007, was 20.3% compared to 32.5% for the same period in 2006. The decrease in the effective tax rate was primarily due to three factors: a) a decline of $54.1 million in realized gains in 2007; b) an increase in the ratio of tax exempt interest and dividends to pre-tax income resulting from the Company’s reallocation of its investment portfolio in the fourth quarter 2006; and c) the $5.8 million reversal of a liability for previously unrecognized tax benefits, including related interest, in third quarter 2007. Additionally, in 2006 there were non-deductible expenses related to the conversion.

Net Income.    Net income decreased $51.3 million, or 29.9%, to $120.3 million for the year ended December 31, 2007 from $171.6 million for the year ended December 31, 2006. Net income was primarily impacted by three items: a) favorable reserve adjustments related to prior years for the year ended December 31, 2006 of $107.1 million compared with $61.6 million for the same period in 2007; b) realized gains of $54.1 million in 2006 primarily related to the portfolio reallocation in the fourth quarter; and c) the decrease in the effective tax rate to 20.3% in 2007 as compared to 32.5% in 2006 as described above.

Net income includes amortization of deferred reinsurance gain—LPT Agreement of $18.0 million and $19.4 million for the year ended December 31, 2007 and 2006, respectively. Excluding the LPT Agreement, net income would have been $102.2 million and $152.2 million for the year ended December, 2007 and 2006, respectively.

Combined Ratio.    The combined ratio increased 12.7 percentage points, to 80.4%, for the year ended December 31, 2007 from 67.7% for the year ended December 31, 2006. The change in the combined ratio was primarily due to recognition of a larger favorable prior accident year adjustment in 2006 as compared to 2007, increased operating expense in 2007, and an increase to our commission rate on select policies that was partially offset by, a favorable change in the estimated LPT contingent commission.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005:

	2006	2005	Increase (Decrease) 2006 Over 2005	Increase (Decrease) 2006 Over 2005
	(in thousands, except percentages)
Selected Financial Data:
Gross premiums written	$401,756	$458,671	$(56,915)	(12.4)%
Net premiums written	387,184	439,721	(52,537)	(11.9)

Net premiums earned	$392,986	$438,250	$(45,264)	(10.3)
Net investment income	68,187	54,416	13,771	25.3
Realized gains (losses) on investments	54,277	(95)	54,372	n/a
Other income	4,800	3,915	885	22.6
Total revenues	520,250	496,486	23,764	4.8
Losses and LAE	129,755	211,688	(81,933)	(38.7)
Commission expense	48,377	46,872	1,505	3.2
Underwriting and other operating expense	87,826	69,934	17,892	25.6
Income taxes	82,722	30,394	52,328	172.2
Total expenses	348,680	358,888	(10,208)	(2.8)
Net income	$171,570	$137,598	$33,972	24.7%
Selected Operating Data:
Losses and LAE ratio	33.0%	48.3%	(15.3)%	n/a
Commission expense ratio	12.3%	10.7%	1.6	n/a
Underwriting and other operating expense ratio	22.3%	16.0%	6.3%	n/a
Combined ratio	67.7%	75.0%	(7.3)%	n/a
Net income before impact of LPT Agreement(1)	$152,197	$93,842	$58,355	62.2%

(1)	We define net income before impact of LPT Agreement as net income less (i) amortization of deferred reinsurance gain—LPT Agreement and (ii) adjustments to LPT Agreement ceded reserves. Deferred reinsurance gain—LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of LPT Agreement is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to net income before income taxes and net income or any other measure of performance derived in accordance with GAAP.
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

The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the periods presented:

	Year Ended December 31,
	2006	2005
	(in thousands)
Net income	$171,570	$137,598
Less: Impact of LPT Agreement:
Amortization of deferred reinsurance gain – LPT Agreement	19,373	16,891
Adjustment to LPT Agreement ceded reserves(a)	—	26,865
Net income before impact of LPT Agreement	$152,197	$93,842

(a)	Any adjustment to the estimated direct reserves ceded under the LPT Agreement is reflected in losses and LAE for the period during which the adjustment is determined, with a corresponding increase or decrease in net income in the period. There is a corresponding change to the reinsurance recoverables on unpaid losses as well as the deferred reinsurance gain. A cumulative adjustment to the amortization of the deferred gain is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. (See Note 8 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.)

Gross Premiums Written.    Gross premiums written decreased $56.9 million, or 12.4%, to $401.8 million for the year ended December 31, 2006 from $458.7 million for the year ended December 31, 2005. The decrease in gross premiums written was primarily due to additional rate decreases in California. The average in force policy premium at December 31, 2006 decreased 21.1% to $11,528 from $14,618 at December 31, 2005. The impact of such rate reductions was partially offset by an increase of 2,056 in the number of in force policies of 29,742 for year ended December 31, 2006, as compared to 27,686 for the year ended December 31, 2005. The in force policy count increase was primarily attributable to growth in the California market of 2,040 policies or 10.6%. Of this increase, 3.4% was attributable to strategic markets in California.

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

The table below reflects the losses and LAE reserve adjustments for the periods specified:

	Year Ended December 31,		Quarter Ended December 31,
	2006	2005	2006	2005
	(in millions)
Prior Accident Year Favorable Development	$107.1	$78.1	$25.4	$51.5
Current Accident Year Unfavorable Development	(5.0)	(5.5)	(5.0)	(5.5)
Total Accident Year Favorable Development	$102.1	$72.6	$20.4	$46.0
LPT Reserve Favorable Change	$—	$26.9	$—	$26.9
LPT Amortization of the Deferred Reinsurance Gain	19.4	16.9	4.8	1.4
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

Commission Expense.    Commission expense increased $1.5 million, or 3.2%, to $48.4 million for the year ended December 31, 2006 from $46.9 million for the year ended December 31, 2005. Commission expense was 12.3% and 10.7% of net premiums earned for the years ended December 31, 2006 and 2005, respectively. Commission expense increased primarily due to an increase in commission rate on selected policies from 10% to 12.5% midyear in 2006 and a $3.8 million favorable change in 2005 in the estimated LPT Agreement contingent commission. The increase in 2006 was partially offset by a decrease in commission expense due to a decrease in net earned premium of $5.0 million.

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

The increase in salaries and benefits of $2.4 million was due to 44 additional employees hired to support increase in force policy count, and preparation to be a publicly traded company. The technology maintenance and depreciation increased as a result of implementing EACCESS®, a new underwriting system, on July 1, 2006. The increase of professional fees was primarily due to one-time incurred expenses related to the conversion of $10.0 million. The remainder of the increase in professional fees was due to the use of consultants for strategy planning for $1.5 million and the use of consultants for post-implementation work of $1.3 million on the new underwriting system.

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

Liquidity and Capital Resources

Operating Cash and Short-Term Investments

Parent Company.    The primary source of cash for Employers Holdings, Inc. (EHI) is dividends received from our insurance subsidiaries, EICN and ECIC, subject to regulatory restrictions. The primary uses of cash are expected to be dividend payments on our common stock, the intended acquisition of AmCOMP, repurchase of our common stock as described in ‘‘—Stock Repurchases’’, and parent holding company expenses.

On February 21, 2008, the EHI Board of Directors authorized a stock repurchase program of up to $100 million of the Company’s shares of common stock through June 30, 2009. EHI expects the shares to be purchased from time to time at prevailing market prices in the open market. The repurchases may be commenced or suspended from time to time without prior notice. There can be no assurance that EHI will complete any repurchases of its common stock pursuant to the program. To date, the Company has not repurchased any shares of common stock, see ‘‘—Stock Repurchases.’’

The Company received approval from the Nevada Insurance Commissioner on December 18, 2007, for a $200.0 million extraordinary dividend from EICN special surplus which will be paid to EHI in 2008 and which can be used for stock repurchases, payment of dividends to stockholders, and general corporate purposes.

Operating Subsidiaries.    The primary sources of cash for EICN and ECIC, our insurance operating subsidiaries, are funds generated from underwriting operations, asset maturities and income received from investments. We use trend and variance analyses to project future cash needs at both the consolidated and subsidiary levels. Cash provided from these sources has historically been used primarily for claims and claims adjustment expense payments and operating expenses. In the future, we also expect to have sufficient cash from these sources for the payment of dividends to parent holding companies to the extent permitted by law, see ‘‘—Dividend Capacity.’’

Our net cash flows are generally invested in marketable securities. We closely monitor the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available for the payment of claims at the subsidiary level. Because our investment strategy focuses on asset and liability durations, and not specific cash flows, we may from time to time be required to use our line of credit facility, which will be established by the end of second quarter 2008. At December 31, 2007, 93.8% of our investment portfolio consisted of fixed maturity investments and 6.2% consisted of equity securities.

The availability of cash to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. On July 1, 2007, we entered into a new reinsurance program that is effective through July 1, 2008. The program consists of two master interests and liabilities agreements, one excess of loss treaty agreement and one catastrophic loss treaty agreement. The reinsurance program provides coverage up to $200.0 million per loss occurrence, subject to certain exclusions. Our loss retention for the treaty year beginning July 1, 2007, is $5.0 million. The coverage is subject to an aggregate loss in the first layer ($5.0 million in excess of our $5.0 million retention) of $20.0 million and is limited to $10.0 million for any loss to a single individual involving the second layer through six layers of our reinsurance program. The second through six layers are limited to one mandatory reinstatement for an additional premium. We believe that we are sufficiently capitalized for the above described retention.

Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners (NAIC) has an RBC standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. Nevada and California have adopted laws substantially similar to the NAIC’s RBC standards. As of December 31, 2006, the last date that we were required to update the annual RBC calculation, both EICN and ECIC had total adjusted statutory surplus in excess of the prescribed RBC requirements that correspond to any level of regulatory action.

We are currently planning to make significant capital expenditures in 2008 and 2009. It is our intention to complete the acquisition of AmCOMP for approximately $230 million including the assumption of debt of AmCOMP. We plan to finance the acquisition of AmCOMP through the issuance of debt and available cash from operations and portfolio maturities. Additionally, we expect one-time integration costs of approximately $12.0 million in 2008 and 2009 related to the acquisition of AmCOMP. These capital expenditures planned for 2008 include approximately $4.0 million of costs related to our information technology systems. These expenditures will be financed by cash from operations and maturing investments.

Dividend Capacity

As of December 31, 2007, EHI had assets, excluding its investment in subsidiaries, of $23.6 million, comprised of cash and intercompany receivables. EHI’s liabilities at such date were $2.8 million, comprised of accounts payable and accrued expenses. Our ability to pay dividends on our common stock, to repurchase common stock and to pay other expenses, will be dependent, to a significant extent, upon the ability of our Nevada domiciled insurance company, EICN, to pay dividends to its immediate holding company EGI, and, in turn, the ability of EGI, to pay dividends to its parent, EHI.

Nevada law limits the payment of cash dividends by EICN to its immediate holding company by providing that payments cannot be made except from available and accumulated surplus money otherwise unrestricted (unassigned) and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend otherwise prohibited by these restrictions may only be declared and distributed upon the prior approval of the Nevada Commissioner, and are considered extraordinary.

EICN must give the Nevada Commissioner prior notice of any extraordinary dividends or distributions that it proposes to pay to its immediate holding company, even when such a dividend or distribution is to be paid out of available and otherwise unrestricted (unassigned) surplus. EICN may pay such an extraordinary dividend or distribution if the Nevada Commissioner either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. The maximum dividend that could have been made by EICN during 2008 from available unrestricted surplus without special approval, if an extraordinary dividend had not been approved in December 2007, would have been $123.0 million. However, the Company received approval on December 18, 2007 from the Nevada Commissioner for additional extraordinary dividends to be paid from EICN special surplus and which will be paid to EHI in the amount of $200 million in 2008. As a result of the extraordinary dividend approval, any additional dividends to be paid during 2008 from special or unrestricted available surplus will require approval by the Nevada Commissioner. Dividends from unrestricted available surplus may require approval if other dividends have been made from special or unrestricted surplus within the prior 12 months, or exceed certain levels. See ‘‘Item 1—Business—Regulation—Financial, Dividend and Investment Restrictions’’ for a further discussion of the restrictions and requirements pertaining to the availability of additional dividends.

On October 17, 2006, the Nevada Commissioner granted EICN permission to pay up to an additional $55 million in one or more extraordinary dividends to us subsequent to the successful completion of the initial public offering and before December 31, 2008. The payment of these dividends was conditioned upon the expiration of any underwriters’ over-allotment option period, prior repayment of any expenses of the Company and its subsidiaries arising from the conversion and the IPO, the exhaustion of any proceeds retained by the Company from the recently completed initial public offering, maintaining the RBC total adjusted capital in EICN above a specified level on the date of declaration and payment of any particular extraordinary dividend after taking into account the effect of such dividend, and maintaining all required filings with the Nevada Commissioner. The conditions were met and the $55 million extraordinary dividend was paid in 2007. We used the dividend to pay quarterly dividends to our stockholders, to repurchase our stock, and/or for general corporate purposes, other than to increase executive compensation.

As the direct owner of ECIC, EICN will be the direct recipient of any dividends paid by ECIC. The ability of ECIC to pay dividends to EICN is limited by California law, which provides that the appropriate insurance regulatory authorities in the State of California must approve (or, within a 30-day notice period, not disapprove) any dividend that, together with all other such dividends paid during the preceding 12 months, exceeds the greater of: (a) 10% of the paying company’s statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. The maximum pay-out that may be made by ECIC to EICN during 2008 without prior approval is $49.2 million. In California, (the domiciliary state of ECIC) the CDOI has required that in addition to applying the NAIC’s statutory accounting practices, insurance companies must record, under certain circumstances, an additional liability, called an ‘‘excess statutory reserve.’’ If the workers’ compensation losses and loss adjustment expense ratio is less than 65% in each of the three most recent accident years, the difference is recorded as an excess statutory reserve. In October 2007, the California legislature passed SB 316 which repealed the minimum reserve requirement in regards to workers’ compensation reserves, effective January 1, 2008. Based on SB 316, the Company did not record an excess statutory reserve as of December 31, 2007 in its 2007 Annual Statement, as filed with the DOI in 2008. The excess statutory reserves previously required by the DOI decreased ECIC’s statutory-basis surplus by $33.9 million and $7.5 million to $314.1 million and $277.2 million at December 31, 2006 and 2005, respectively, as filed with the DOI.

Closed Block

As required by Nevada law, we established a closed block as of February 5, 2007 for the preservation of the reasonable dividend expectations of eligible members and other policyholders holding policies entitling the holder to distributions from the surplus of EICN in accordance with the terms of a dividend plan or program with respect to such policy. The closed block was created for the benefit of: (a) all policies issued by EICN that were in force as of February 5, 2007, and that were participating pursuant to a dividend plan or program of EICN; and (b) all policies that were no longer in force as of February 5, 2007, but that were participating pursuant to a dividend plan or program of EICN, that had an inception date that was not earlier than 24 months prior to and not later than February 5, 2007, and for which a participating policy dividend has not been calculated, declared and paid by EICN as of February 5, 2007. The requirements for the closed block will end on February 5, 2009 and any remaining funds will revert to the Company.

Cash Flows

We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.

The table below shows our recent net cash flows:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$120,154	$121,811	$258,098
Investing activities	10,160	(99,833)	(257,429)
Financing activities	(60,595)	(3,077)	—
Increase in cash and cash equivalents	$69,719	$18,901	$669

Cash Flows For the Year Ended December 31, 2007 and 2006.    Our consolidated net cash provided by operating activities for the year ended December 31, 2007 was $120.2 million compared to cash flows from operations of $121.8 million for the year ended December 31, 2006. The $1.7 million decrease in net cash flow from operations for the year ended December 31, 2007, compared to the prior year, was primarily due to a decrease of $40.8 million in premiums received and an increase of $16.8 million in underwriting expenses paid. These decreases were offset by a $36.1 million decrease in income taxes paid, an increase of $14.6 million in investment income received and $7.1 million from prepaying policy surcharges in 2006 to the California Insurance Guarantee Association on behalf of policyholders that are billed and collected from policyholders in subsequent periods.

Investing activities resulted in net cash provided of $10.2 million for the year ended December 31, 2007 as compared to net cash used of $99.8 million for the year ended December 31, 2006. In 2007, we increased our cash balances in order to facilitate the repurchase of $75.0 million of our common stock according to our stock repurchase program, to pay stockholder dividends, and to support our growth.

Financing activities used net cash of $60.6 million and $3.1 million for the years ended December 31, 2007 and 2006 respectively. The majority of cash used by financing activities was to repurchase $75.0 million of our common stock and to pay stockholder dividends of $9.3 million. These expenditures were offset by cash provided from our IPO and conversion as described below.

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

We used approximately $11.7 million of our net proceeds for required mandatory cash distributions to our eligible members, and approximately $451.3 million was distributed to eligible members electing to receive cash in the conversion. We retained approximately $9.7 million of net proceeds from the IPO, which was used for repurchases of our common stock, payments of stockholder dividends and general corporate purposes.

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

Stock Repurchases

On May 10, 2007, the EHI Board of Directors authorized a stock repurchase program of up to $75.0 million of EHI’s common stock. The stock repurchase authorization was used to return value to our stockholders by reducing the number of shares outstanding. The shares were repurchased from time to time at prevailing market prices in the open market. EHI began repurchasing shares on the open market on May 31, 2007, and completed the stock repurchase program on October 17, 2007. A total of 3,911,272 shares of common stock, at an average repurchase price of $19.18 per share, were repurchased, and are included in the accompanying consolidated balance sheets as treasury stock, at cost.

On February 21, 2008, the EHI Board of Directors authorized a stock repurchase program of up to $100 million of the Company’s shares of common stock through June 30, 2009. EHI expects the shares to be purchased from time to time at prevailing market prices in the open market. The repurchases may be commenced or suspended from time to time without prior notice. There can be no assurance that EHI will complete any repurchases of its common stock pursuant to the program. As of the date of this filing, the Company has not repurchased any shares of common stock.

Bank Line of Credit

EHI has received a commitment for a $50.0 million Senior Secured Revolving Credit Facility from Wells Fargo Bank, National Association (Wells Fargo). The Company is expecting to finalize the agreement by the end of the second quarter 2008. The Company anticipates that the line of credit will be used for general business and corporate purposes.

Investments

We derive investment income from our invested assets. We invest our insurance subsidiaries’ total statutory surplus and funds to support our loss reserves and our unearned premiums. As of December 31, 2007, the amortized cost of our investment portfolio was $1.65 billion and the fair value of the portfolio was $1.73 billion.

We employ an investment strategy that emphasizes asset quality and matching the durations of fixed maturity securities against anticipated claim payments and expenditures or other liabilities. The amounts and types of our investments are governed by statutes and regulations in which our insurance subsidiaries are domiciled. Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate duration targets to balance against anticipated future claim payments.

At December 31, 2007, our investment portfolio, which is classified as available-for-sale, was made up almost entirely of investment grade fixed maturity securities whose fair values may fluctuate due to the latest interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. As of December 31, 2007, our investments (excluding cash and cash equivalents) had a duration of 5.82. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be ‘‘A.’’ As of December 31, 2007, our fixed maturity securities portfolio had an average quality of ‘‘A+,’’ approximately 93.0% of the carrying value of our investment portfolio rated ‘‘AA’’ or better. Our investment portfolio is comprised of less than 0.03% of subprime mortgage debt securities or derivative securities relating thereto.

We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, changes in market prices of the equity securities we hold in our combined investment portfolio result in increases or decreases in our total assets. In order to minimize our exposure to equity price risk, we invest primarily in equity securities of mid-to-large capitalization issuers and seek to diversify our equity holdings across several industry sectors. Our objective during the past few years has been to reduce equity exposure as a percentage of our total portfolio by increasing our fixed maturity securities. Our investment strategy allows a maximum exposure of 20% of our total combined investment portfolio in equity securities, with our current equity allocation at 6.2% of the total portfolio at December 31, 2007.

Our equity allocation at September 30, 2006 was above our current selected target of 6% and at the maximum exposure of 15% of our total combined investment portfolio. We evaluated our portfolio equity allocation during the fourth quarter of 2006 and elected to reduce the amount allocated to equity securities to the target level during that period. Reducing our equity allocation has the effect of decreasing expected surplus volatility (because under statutory accounting principles, equity securities are carried at fair value with the unrealized gains/losses charged directly to surplus, in contrast to fixed income securities which are carried at amortized cost with no impact on surplus due to changes in fair value) and increasing portfolio income in the fourth quarter of 2006. Equity sales of $169.2 million related to the portfolio reallocation generated taxable gains of $49.2 million. Previous to the sales, these equity securities were recorded on the balance sheet at fair value, with unrealized gains recognized as a component of accumulated other comprehensive income in the consolidated statements of equity. These sales did not materially increase assets or equity.

Our investment strategy focuses on maximizing economic value through dynamic asset and liability management, subject to regulatory and rating agency constraints, at the consolidated and individual company level. The asset allocation is reevaluated by the Finance Committee of the Board of Directors at a detailed level on a quarterly basis. We employ Conning, as our independent investment manager. Conning follows our written investment guidelines based upon strategies approved by our Board of Directors. In addition to the construction and management of the portfolio, we utilize investment advisory services of Conning. These services include investment accounting and company modeling using Dynamic Financial Analysis (DFA). The DFA tool is utilized in developing a tailored set of portfolio targets and objectives, which in turn, is used in constructing an optimal portfolio.

We regularly monitor our portfolio to preserve principal values whenever possible. All securities in an unrealized loss position are reviewed to determine whether the impairment is other-than-temporary. Factors considered in determining whether a decline is considered to be other-than-temporary include the length of time and the extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and our ability and intent to hold the security until its expected recovery of maturity.

The following table shows the market values of various categories of invested assets, the percentage of the total market value of our invested assets represented by each category and the tax equivalent yield based on the market value of each category of invested assets as of December 31, 2007:

	Market Value	Percentage of Total	Yield
	(in thousands, except percentages)
Category
U.S. Treasury securities	$155,622	9.0%	4.52
U.S. Agency securities	132,555	7.7	5.06
Tax-exempt municipal securities	895,462	51.9	5.77
Corporate securities	186,656	10.8	5.33
Mortgage-backed securities	181,461	10.5	5.44
Commercial Mortgage-backed securities	46,020	2.7	5.09
Asset-backed securities	21,127	1.2	4.86
Equities	107,377	6.2	2.63
Total	$1,726,280	100.0%
Weighted average yield			5.37

The average credit rating for our fixed maturity securities investment portfolio, using ratings assigned by Standard & Poor’s, was ‘‘AA+’’ at December 31, 2007. The following table shows the Standard & Poor’s ratings distribution of our fixed maturity portfolio as of December 31, 2007 as a percentage of total market value:

Rating	Percentage of Total Market Value
‘‘AAA’’	81.1%
‘‘AA’’	11.9
‘‘A’’	5.0
‘‘BBB’’	2.0
Total	100.00%

We regularly assess individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values. This process includes reviewing the amount and length of time of unrealized losses on investments, historical and projected company financial performance, company-specific news and other developments, the outlook for industry sectors, credit ratings and macro-economic changes, including government policy initiatives. For the 12 months ended December 31, 2007, we recognized an impairment of $1.2 million in the fair values of 13 of the equity holdings in our investment portfolio as a result of the severity and duration of the decline in market value of these securities. We believe that we have appropriately identified other-than-temporary declines in the fair values of our remaining unrealized losses at December 31, 2007. We have the ability and intent to hold fixed maturity securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.

Based on a review of the fixed maturity securities included in the tables set forth below, we determined that the unrealized losses were a result of the interest rate environment and not the credit quality of the issuers. Therefore, as of December 31, 2007 and 2006, none of the fixed maturity securities whose fair value was less than amortized cost were considered to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers and our intent and ability to hold the securities until fair value recovers above costs.

Based on a review of the investment in equity securities included in the tables set forth below, except for the $1.2 million in the fair values of the equity holdings, we determined that the unrealized losses were not considered to be other-than-temporary due to the financial condition and the near term prospects of the issuers.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of our investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At December 31, 2007:
U.S. government	$277,270	$10,917	$(10)	$288,177
All other governments	4,842	—	(22)	4,820
States and political subdivisions	547,153	6,957	(1,050)	553,060
Special revenue	337,669	6,026	(1,293)	342,402
Public utilities	19,313	274	(50)	19,537
Industrial and miscellaneous	160,255	2,601	(557)	162,299
Mortgage-backed securities	247,657	1,949	(998)	248,608
Total fixed maturity investments	1,594,159	28,724	(3,980)	1,618,903
Short-term investments	—	—	—	—
Total fixed maturity and short-term investments	1,594,159	28,724	(3,980)	1,618,903
Equity securities	60,551	48,018	(1,192)	107,377
Total investments	$1,654,710	$76,742	$(5,172)	$1,726,280

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At December 31, 2006:
U.S. government	$260,543	$1,920	$(1,537)	$260,926
All other governments	3,646	—	(107)	3,539
States and political subdivisions	544,834	5,399	(2,755)	547,478
Special revenue	323,320	5,064	(931)	327,453
Public utilities	19,068	230	(222)	19,076
Industrial and miscellaneous	165,218	2,112	(1,125)	166,205
Mortgage-backed securities	282,692	902	(2,876)	280,718
Total fixed maturity investments	1,599,321	15,627	(9,553)	1,605,395
Short-term investments	7,989	—	—	7,989
Total fixed maturity and short-term investments	1,607,310	15,627	(9,553)	1,613,384
Equity securities	63,478	39,608	(797)	102,289
Total investments	$1,670,788	$55,235	$(10,350)	$1,715,673

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$72,645	$72,696
Due after one year through five years	351,538	358,170
Due after five years through ten years	408,433	416,692
Due after ten years	513,886	522,737
Mortgage-backed securities	247,657	248,608
Total	$1,594,159	$1,618,903

Net realized and unrealized investment (losses) gains on fixed maturity investments and equity securities were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net realized (losses) gains:
Fixed maturity investments	$(120)	$(441)	$(2,402)
Equity securities	300	54,718	2,307
	$180	$54,277	$(95)
Change in fair value over cost:
Fixed maturity investments	$18,670	$1,932	$(14,851)
Equity securities	8,015	(21,008)	10,634
	$26,685	$(19,076)	$(4,217)

Net investment income was as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Fixed maturity investments	$72,408	$62,448	$49,229
Equity securities	1,920	4,055	3,752
Short-term investments and cash equivalents	6,453	3,701	3,258
	80,781	70,204	56,239
Investment expenses	(2,158)	(2,017)	(1,823)
Net investment income	$78,623	$68,187	$54,416

We are required by various state regulations to keep securities or letters of credit on deposit with the states in which we do business in a depository account. At December 31, 2007 and 2006, securities having a fair market value of $516.0 million and $414.6 million, respectively, were on deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair market value of securities held in trust at December 31, 2007 and 2006 was $4.9 million and $5.6 million, respectively.

Contractual Obligations and Commitments

The following table identifies our long-term debt and contractual obligations as of December 31, 2007:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$32,560	$5,110	$9,957	$7,525	$9,968
Purchased liabilities	2,884	171	2,085	628	—
Losses and LAE reserves(1)(2)	2,269,710	162,731	225,626	172,334	1,709,019
Total contractual obligation	$2,305,154	$168,012	$237,668	$180,487	$1,718,987

(1)	The losses and LAE reserves are presented gross of our reinsurance recoverables, which are as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Reinsurance recoverables	$(1,052,641)	$(39,868)	$(76,869)	$(72,128)	$(863,776)
(2)	Estimated losses and LAE reserve payment patterns have been computed based on historical information. As a result, our calculation of loss and LAE reserve payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our reserving process, see ‘‘—Critical Accounting Policies —Reserves for Losses and Loss Adjustment Expenses.’’ Actual payments of losses and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of losses and LAE reserves vary from actual ultimate claims amounts as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which provides a common definition of fair value and establishes a framework to make the measurement of fair value more consistent and comparable. SFAS No. 157 also requires expanded disclosures about: (a) the extent to which companies measure assets and liabilities at fair value; (b) the methods and assumptions used to measure fair value; and (c) the effect of fair value measures on earnings. The Company adopted SFAS No. 157 on January 1, 2008, and it will not have a material effect on the Company’s consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 159). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply FASB Statement No. 157, Fair Value Measurements. The Company did not make such an election. The

Company adopted SFAS No. 159 on January 1, 2008, but elected not to measure any additional financial instruments at fair value, therefore it will not have a material impact on its consolidated financial statements or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), —Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) significantly changes the accounting for business combinations and requires the acquiring entity in the transaction to recognize the acquired assets and assumed liabilities at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, which for the Company would include business combinations that are completed after January 1, 2009. Early adoption is prohibited. The adoption of SFAS No. 141(R) will have an impact on the consolidated financial statements for any business combinations completed after January 1, 2009.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.

Credit Risk

Investments

Our fixed maturity securities portfolio is also exposed to credit risk, which we attempt to manage through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of fixed maturity securities in our investment portfolio, as well as restrictions on investments in fixed maturity securities of a single issuer. As of December 31, 2007 and December 31, 2006, all of the fixed maturity securities in our portfolio were rated investment grade by the Securities Valuation office of the NAIC or by Standard & Poor’s, Moody’s or Fitch.

Reinsurance

We are subject to credit risk with respect to our reinsurers. Although our reinsurers are liable to us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance agreements do not limit our ultimate obligations to pay claims to policyholders and we may not recover claims made to our reinsurers. The A.M. Best ratings of our reinsurance carriers as of December 31, 2007 are set forth in this report under ‘‘Business—Reinsurance.’’

Interest Rate Risk

Our investment portfolio consists primarily of fixed maturity securities, all of which were classified as available-for-sale as of December 31, 2007. The primary market risk exposure to our fixed maturity securities portfolio is interest rate risk, which we strive to limit by managing duration. As of December 31, 2007, our investments (excluding cash and cash equivalents) had duration of 5.82. Interest rate risk includes the risk that a security’s value will change due to a change in interest rates. For example, the fair value of our fixed maturity securities portfolio is directly impacted by changes in market interest rates. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We manage interest rate risk by instructing our investment manager to select fixed income investments consistent with our investment strategy. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the impact of interest rate changes on our liquidity obligations.

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

For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of December 31, 2007.

The following table summarizes the estimated change in fair value on our fixed maturity securities including short-term investments, valued at $1.62 billion as of December 31, 2007, based on specific changes in interest rates:

Changes in Interest Rates	Estimated Increase (Decrease) in Fair Value
	(in thousands, except percentages)
300 basis point rise	$(265,008)	(16.4)%
200 basis point rise	(183,220)	(11.3)
100 basis point rise	(94,496)	(5.8)
50 basis point decline	48,184	3.0
100 basis point decline	96,807	6.0

The sensitivity analysis model produces a predicted pre-tax loss in fair value of market-sensitive instruments of $94.5 million or 5.8% based on a 100 basis point increase in interest rates as of December 31, 2007. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturity securities and short-term investments, which constituted approximately 93.8% of our total invested assets as of December 31, 2007.

With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (FAS 91), issued by the FASB, which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage- backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage backed securities holdings had been purchased at significant discounts or premiums to par value. As of December 31, 2007, the par value of our mortgage-backed securities holdings was $182.4 million. This equates to an average price of 11.8% of the par value of our total fixed maturity investment holdings. Since a majority of our mortgage-backed securities were purchased at a premium or discount that is significant as a percentage of par, a FAS 91 adjustment could have a significant effect on investment income.

Mortgage-backed securities totaled $181.5 million, or 10.5%, of the portfolio as of December 31, 2007. Agency backed mortgage pass-throughs totaled $175 million, or 96.5% of the mortgage-backed securities portion of the portfolio, and 10.1% of the total portfolio. Interest rates have declined recently, leading to some increase in expected prepayment activity. However, further declines in interest rates sufficient to significantly elevate prepayment risk from levels currently reflected in the valuations and durations of the mortgage holdings are not expected.

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of the equity securities we hold in our investment portfolio result in decreases in the value of our total assets. In order to minimize our exposure to equity price risk, we invest primarily in the equity securities of mid-to-large capitalization issuers and seek to diversify our equity holdings across several industry sectors. In addition, we currently limit the percentage of equity securities held in our investment portfolio to 20% or less of our total investment portfolio. At December 31, 2007, 6.2% of our investment portfolio consisted of equity securities.

The table below shows the sensitivity of price changes to our equity securities owned as of December 31, 2007:

	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Total Equity Securities
	(in thousands)
Domestic equities	$60,551	$107,377	$96,639	$(10,738)	$118,115	$10,738
Total	$60,551	$107,377	$96,639	$(10,738)	$118,115	$10,738

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

Item 8.    Financial Statements and Supplementary Data

Audited Financial Statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007:

Pursuant to Rule 7-05 of Regulation S-X, Schedules I, III, IV and V have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Employers Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Employers Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Employers Holdings, Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California
March 13, 2008

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2007	2006
	(in thousands, except share data)
Assets
Available for sale:
Fixed maturity investments at fair value (amortized cost $1,594,159 in 2007 and $1,599,321 in 2006)	$1,618,903	$1,605,395
Equity securities at fair value (cost $60,551 in 2007 and $63,478 in 2006)	107,377	102,289
Short-term investments (at cost or amortized cost, which approximates fair value)	—	7,989
Total investments	1,726,280	1,715,673
Cash and cash equivalents	149,703	79,984
Accrued investment income	19,345	18,431
Premiums receivable, less bad debt allowance of $6,037 in 2007 and $6,911 in 2006	36,402	51,311
Reinsurance recoverable for:
Paid losses	10,218	11,073
Unpaid losses, less allowance of $1,308 in 2007 and $1,276 in 2006	1,051,333	1,096,827
Funds held by or deposited with reinsureds	95,884	102,955
Deferred policy acquisition costs	14,901	13,767
Deferred income taxes, net	59,730	73,849
Property and equipment, net	14,133	15,598
Other assets	13,299	16,257
Total assets	$3,191,228	$3,195,725
Liabilities and equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,269,710	$2,307,755
Unearned premiums	63,924	73,255
Policyholders’ dividends accrued	386	506
Total claims and policy liabilities	2,334,020	2,381,516
Commissions and premium taxes payable	7,493	6,776
Federal income taxes payable	13,884	24,262
Accounts payable and accrued expenses	20,682	22,178
Deferred reinsurance gain – LPT Agreement	425,002	443,036
Other liabilities	10,694	14,180
Total liabilities	2,811,775	2,891,948
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,527,907 and 0 shares issued and 49,616,635 and 0 outstanding at December 31, 2007 and 2006, respectively	535	—
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	302,862	—
Retained earnings	104,536	274,602
Accumulated other comprehensive income, net	46,520	29,175
Treasury stock, at cost (3,911,272 shares at December 31, 2007 and 0 shares at December 31, 2006)	(75,000)	—
Total stockholders’ equity	379,453	303,777
Total liabilities and stockholders’ equity	$3,191,228	$3,195,725

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Revenues
Net premiums earned	$346,884	$392,986	$438,250
Net investment income	78,623	68,187	54,416
Realized gains (losses) on investments, net	180	54,277	(95)
Other income	4,236	4,800	3,915
Total revenues	429,923	520,250	496,486
Expenses
Losses and loss adjustment expenses	143,302	129,755	211,688
Commission expense	44,336	48,377	46,872
Underwriting and other operating expenses	91,399	87,826	69,934
Total expenses	279,037	265,958	328,494
Net income before income taxes	150,886	254,292	167,992
Income taxes	30,603	82,722	30,394
Net income	$120,283	$171,570	$137,598
Net income after date of conversion (Note 3)	$113,812
Earnings per common share for the periods (Note 15):
	For the period February 5, 2007 through December 31, 2007
Basic	$2.19
Diluted	$2.19

	Pro Forma for years ended December 31,
	2007	2006	2005
Basic	$2.32	$3.43	$2.75
Diluted	$2.32	$3.43	$2.75
Cash dividends declared per common share	$0.18	$—	$—

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Equity

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Treasury stock, at cost	Total Stockholders’ equity
	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2005	—	$—	$—	$(34,566)	$44,316	$—	$9,750
Comprehensive income:
Net income for the period	—	—	—	137,598	—	—	137,598
Change in net unrealized gains on investments, net of taxes	—	—	—	—	(2,741)	—	(2,741)
Comprehensive income							134,857
Balance, December 31, 2005	—	$—	$—	$103,032	$41,575	$—	$144,607
Balance, January 1, 2006	—	$—	$—	$103,032	$41,575	$—	$144,607
Comprehensive income:
Net income for the period	—	—	—	171,570	—	—	171,570
Change in net unrealized gains
on investments, net of taxes	—	—	—	—	(12,400)	—	(12,400)
Comprehensive income							159,170
Balance, December 31, 2006	—	$—	$—	$274,602	$29,175	$—	$303,777
Balance, January 1, 2007	—	$—	$—	$274,602	$29,175	$—	$303,777
Conversion transaction (Note 3)	22,765,407	227	(182,143)	(281,073)	—	—	(462,989)
Initial public offering transaction (Note 3)	30,762,500	308	483,285	—	—	—	483,593
Stock based compensation, net (Note 11)	—	—	1,720	—	—	—	1,720
Acquisition of treasury stock (Note 10)	—	—	—	—	—	(75,000)	(75,000)
Dividend to common stockholders	—	—	—	(9,276)	—	—	(9,276)
Comprehensive income:
Net income before conversion	—	—	—	6,471	—	—	6,471
Net income after conversion	—	—	—	113,812	—	—	113,812
Net income for the period	—	—	—	120,283	—	—	120,283
Change in net unrealized gains on investments, net of taxes	—	—	—	—	17,345	—	17,345
Comprehensive income							137,628
Balance, December 31, 2007	53,527,907	$535	$302,862	$104,536	$46,520	$(75,000)	$379,453
See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Operating activities
Net income	$120,283	$171,570	$137,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,406	4,152	2,223
Stock based compensation	1,720	—	—
Amortization of premium on investments, net	6,430	5,496	6,431
Allowance for doubtful accounts – premiums receivable	(874)	294	2,165
Allowance for doubtful accounts – unpaid reinsurance recoverable	32	—	1,276
Deferred income tax expense	4,779	5,980	1,118
Realized (gains) losses on investments, net	(180)	(54,277)	95
Realized losses on retirement of assets	23	—	—
Change in operating assets and liabilities:
Accrued investment income	(914)	(4,135)	(2,236)
Premiums receivable	15,783	8,206	11,420
Reinsurance recoverable on paid and unpaid losses	46,317	43,266	54,170
Funds held by or deposited with reinsureds	7,071	11,220	20,306
Unpaid losses and loss adjustment expenses	(38,045)	(42,226)	65,439
Unearned premiums	(9,331)	(7,480)	(1,747)
Federal income taxes payable	(10,378)	4,393	14,393
Accounts payable, accrued expenses and other liabilities	(9,428)	11,025	(4,735)
Deferred reinsurance gain – LPT Agreement	(18,034)	(19,373)	(43,756)
Other	(1,506)	(16,300)	(6,062)
Net cash provided by operating activities	120,154	121,811	258,098
Investing activities
Purchase of fixed maturities	(252,275)	(678,026)	(620,099)
Purchase of equity securities	(1,037)	(12,224)	(29,287)
Proceeds from sale of fixed maturities	208,697	245,216	320,275
Proceeds from sale of equity securities	4,264	189,815	30,901
Proceeds from maturities and redemptions of investments	55,475	165,021	49,926
Capital expenditures and other, net	(4,964)	(9,635)	(9,145)
Net cash provided by (used in) investing activities	10,160	(99,833)	(257,429)
Financing activities
Issuance of common stock, net	486,670	(3,077)	—
Cash paid to eligible policyholders under plan of conversion	(462,989)	—	—
Acquisition of treasury stock	(75,000)	—	—
Dividend paid to stockholders	(9,276)	—	—
Net cash used by financing activities	(60,595)	(3,077)	—
Net increase in cash and cash equivalents	69,719	18,901	669
Cash and cash equivalents at the beginning of the year	79,984	61,083	60,414
Cash and cash equivalents at the end of the year	$149,703	$79,984	$61,083
Cash paid for income taxes	$36,200	$72,349	$14,883
Schedule of non-cash transactions
Stock issued in exchange for membership interest	$281,073	$—	$—

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007

1.    Basis of Presentation and Summary of Operations

Nature of Operations and Organization

Employers Holdings, Inc. (EHI), a Nevada holding company and successor to EIG Mutual Holding Company (EIG), was formed effective April 1, 2005, pursuant to an approved plan of reorganization. In the reorganization, Employers Insurance Company of Nevada (EICN) converted from a mutual insurance company to a stock company and the mutual members’ rights in EICN were exchanged for members’ rights in the newly formed EIG. Also in the reorganization, EIG was issued 100% of the stock of Employers Group, Inc. (EGI), a newly formed Nevada stock holding company (then known as Employers Insurance Group, Inc.), which in turn owns 100% of the issued stock of EICN. EICN commenced operations as a private mutual insurance company on January 1, 2000, when it assumed the assets, liabilities and operations of the former Nevada State Industrial Insurance System (the Fund) pursuant to legislation passed in the 1999 Nevada Legislature (the Privatization).

Effective February 5, 2007, pursuant to an approved plan of reorganization, EIG converted from a mutual insurance holding company to a Nevada stock company and completed an initial public offering (IPO) of its common stock. All policyholder membership interests in EIG were extinguished on that date, and EIG’s name changed to Employers Holdings, Inc. (See Note 3).

EHI is engaged through its subsidiaries, primarily EICN and its wholly owned subsidiary, Employers Compensation Insurance Company (ECIC), in the commercial property and casualty insurance industry, specializing in workers’ compensation products and services. EICN, domiciled in Nevada, and ECIC, domiciled in California, provide insurance to employers against liability for workers’ compensation claims in the states of Arizona, California, Colorado, Florida, Idaho, Illinois, Montana, Nevada, Oregon, Texas and Utah. As of December 31, 2007, approximately 71.7% and 17.4% of the Company’s direct premium is written in California and Nevada, respectively. Employers Occupational Health, Inc. (EOH) provides managed care services to the insurance companies in certain jurisdictions, and Elite Insurance Services, Inc. (Elite), a managing general agent, provides limited administrative services to its affiliates. Both EOH and Elite are wholly owned subsidiaries of EGI. Unless otherwise indicated, all references to the ‘‘Company’’ refer to EHI, together with its subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), and include the financial statements of EICN and its affiliated companies (ECIC, EOH and Elite) for the periods prior to the formation of EHI. This presentation is made since the reorganization described above did not have a material financial impact on the companies, as the net assets transferred to achieve the change in legal organization were accounted for at historical carrying amounts. All intercompany transactions and balances have been eliminated in consolidation.

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

2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are the estimate of unpaid losses and loss adjustment expenses, evaluation of reinsurance recoverables, recognition of premium revenue, deferred policy acquisition costs, deferred income taxes and the valuation of investments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents.

Investments

The Company’s investments in fixed maturity and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of equity, net of deferred taxes, as a component of accumulated other comprehensive income.

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

When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be ‘‘other-than-temporary,’’ the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in earnings as a realized loss on investments. The determination of other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary unless management has the ability and intent to hold a security to recovery or maturity. The amount of any write-downs is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified (see Note 4).

Recognition of Revenue and Expense

Revenue Recognition: Premiums are billed and collected according to policy terms, predominantly in the form of installments during the policy period. Premiums are earned pro rata over the terms of the policies. Billed premiums applicable to the unexpired terms of policies in force are recorded in the accompanying consolidated balance sheets as a liability for unearned premiums.

Earned premiums include an estimate for earned but unbilled premiums. The Company estimates the amount of earned but unbilled premiums by analyzing the historical final premium billed compared to the original estimated amounts billed and applying this adjustment percentage against premium earned on policies that have not yet had a final billing. Estimated earned but unbilled premiums included in premiums receivable were $20.7 million and $24.1 million at December 31, 2007 and 2006, respectively.

The Company establishes an allowance for bad debts (bad debt allowance) on its premiums receivable through a charge to allowance for bad debt, included in underwriting and other operating expense in the accompanying consolidated statements of income. This bad debt allowance is determined based on estimates and assumptions to project future experience. After all collection efforts have been exhausted, the Company reduces the bad debt allowance for write-offs of premiums receivable that have been deemed uncollectible. The Company periodically reviews the adequacy of the bad debt allowance and makes adjustments as necessary. Future additions to the bad debt allowance may be necessary based on changes in the general economic conditions and the policyholders’ financial conditions. The Company had a net recovery of amounts previously written off of $0.8 million, $0.4 million, and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred Policy Acquisition Costs: Policy acquisition costs, consisting of commissions, premium taxes and certain other underwriting costs that vary with, and are primarily related to, the production of new or renewal business, are deferred and amortized as the related premiums are earned.

A premium deficiency is recognized if the sum of expected claims costs, claims adjustment expenses, expected dividends to policyholders, unamortized acquisition costs and policy maintenance costs exceed the related unearned premiums and future investment income from related in force policies. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency was greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. There was no premium deficiency at December 31, 2007 or 2006.

Deferred policy acquisition costs were $14.9 million and $13.8 million at December 31, 2007 and 2006, respectively. Amortization for the years ended December 31, 2007, 2006 and 2005, was $46.1 million, $58.4 million, and $62.2 million, respectively.

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

Policyholders’ Dividends Accrued: EICN and ECIC write some workers’ compensation policies for which the policyholder may participate in favorable claims experience through a dividend. An estimated provision for workers’ compensation policyholders’ dividends is accrued as the related premiums are earned. Dividends are calculated and paid after policy expiration, usually within nine and 12 months after such expiration and must be approved by the Board of Directors. The liability is estimated based on the expected loss experience of the policies written with dividend provisions and policy terms. Policyholders’ dividends paid for the years ended December 31, 2007, 2006 and 2005, were $0.2 million, $0.8 million, and $1.4 million, respectively. Policyholder dividends are included in underwriting and other operating expense in the accompanying consolidated statements of income.

Reinsurance

In the ordinary course of business and in accordance with general insurance industry practices, the Company purchases excess of loss reinsurance to protect the Company against the impact of large and/or catastrophic losses in its workers’ compensation business. Additionally, the Company is a party to a 100% quota share retroactive reinsurance agreement, (see Note 8). Such reinsurance reduces the financial impact of such losses on current operations and the equity of the Company. Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance coverage provided. It does not, however, discharge the Company from its liability to its policyholders in the event the reinsurer is unable to meet its obligations under its reinsurance agreement with the Company.

Net earned premium and losses and LAE incurred are stated in the accompanying consolidated statements of income after deduction of amounts ceded to reinsurers. Balances due from reinsurers on unpaid losses, including an estimate of such recoverables related to reserves for incurred but not reported losses, are reported as assets and are included in reinsurance recoverables even though amounts due on unpaid losses and LAE are not recoverable from the reinsurer until such losses are paid. Recoverables from reinsurers on unpaid losses and LAE amounted to $1.1 billion at December 31, 2007 and 2006.

Ceded premiums, losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the relevant reinsurance agreement.

The 100% quota share retroactive reinsurance agreement was entered into in 1999 by the Fund and assumed by EICN, which the Company refers to as the Loss Portfolio Transfer (LPT) Agreement (see Note 8). The Company is accounting for this transaction as retroactive reinsurance, whereby the initial deferred gain resulting from the retroactive reinsurance was recorded as a liability in the accompanying consolidated balance sheets as Deferred Reinsurance Gain—LPT Agreement and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The amortization of the deferred gain is recorded in losses and LAE incurred in the accompanying consolidated statements of income. Any adjustment to the estimated reserves ceded under the LPT agreement is recognized in earnings in the period of change with a corresponding change to reinsurance recoverables on unpaid losses and deferred reinsurance gain. A cumulative amortization adjustment is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been available at the inception of the LPT Agreement.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation (see Note 5). Expenditures for maintenance and repairs are charged against operations as incurred.

Electronic data processing equipment, operating software, and non-operating software are depreciated using the straight-line method over three to seven years. Leasehold improvements are carried at cost less accumulated amortization. The Company amortizes leasehold improvements using the straight-line method over the lesser of the useful life of the asset or the remaining original lease term, excluding options or renewal periods. Leasehold improvements are generally depreciated over three to five years. Other furniture and equipment is depreciated using the straight-line method over three to seven years.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48), effective January 1, 2007 (see Note 6).

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

At December 31, 2007 and 2006, the outstanding premiums receivable balance was generally diversified due to the large number of entities composing the Company’s policyholder base and their dispersion across many different industries. To reduce credit risk, the Company performs ongoing evaluations of its policyholders’ financial condition, but does not generally require collateral. The Company also has recoverables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to claimants or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company obtains collateral to mitigate the risks related to reinsurance insolvencies. At December 31, 2007, $1.2 million was collateralized by cash or letter of credit and an additional $838.3 million was in a trust account for reinsurance related to the LPT agreement.

The Company enters into securities lending agreements with financial institutions to improve investment income. Selected securities are loaned and are secured by collateral equal to at least 102% of the fair market value of the securities. Collateral is in the form of cash or securities issued or guaranteed by the U.S. government, and the securities lending agent has provided counterparty indemnification in the event of borrower default. The maximum amount loaned under our securities lending program in 2007 was $102 million. As of December 31, 2007 and 2006, there were no outstanding securities lending transactions.

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

Cash, premiums receivable, and accrued expenses and other liabilities: The carrying amounts for these financial instruments as reported in the accompanying consolidated balance sheets approximate their fair values.

Investments: The estimated fair values for available-for-sale securities generally represent quoted market value prices for securities traded in the public marketplace or estimated values for securities not traded in the public marketplace. Additional data with respect to fair values of the Company’s investment securities are disclosed in Note 4.

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.

Stock Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R)—Share-based Payment (SFAS) No. 123(R). Prior to 2007, neither EHI nor its predecessor, EIG, had any outstanding shares of common stock, and therefore no stock-based payments were made. During 2007, the Company issued stock-based payments, and under SFAS No. 123(R), those payments are recognized in the consolidated statements of income based on their fair values over the employees’ service period (see Note 11).

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which provides a common definition of fair value and establishes a framework to make the measurement of fair value more consistent and comparable. SFAS No. 157 also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. The Company adopted SFAS No. 157 on January 1, 2008, and it will not have a material effect on the Company’s consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, Accounting for Certain

Investments in Debt and Equity Securities (SFAS No. 159). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (1) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply FASB Statement No. 157, Fair Value Measurements. The Company did not make such an election. The Company adopted SFAS No. 159 on January 1, 2008, but elected not to measure any additional financial instruments at fair value, therefore it will not have a material impact on its consolidated financial statements or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), —Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) significantly changes the accounting for business combinations and requires the acquiring entity in the transaction to recognize the acquired assets and assumed liabilities at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, which for the Company would include business combinations that are completed after January 1, 2009. Early adoption is prohibited. The adoption of SFAS No.141(R) will have an impact on the consolidated financial statements for any business combinations completed after January 1, 2009.

3.    Conversion and Initial Public Offering

Effective February 5, 2007, under the terms of a plan of conversion, EIG converted from a mutual insurance holding company to a stock company. All membership interests in EIG were extinguished on that date and eligible members of EIG received, in aggregate, 22,765,407 shares of EHI’s common stock and $463.0 million of cash.

In addition, effective February 5, 2007, EHI completed its IPO in which it issued 30,762,500 shares of its common stock at a price of $17.00 per share. The cash proceeds of the IPO, after underwriting discounts and commission of $34.0 million and offering and conversion costs of $16.3 million, were $472.7 million, of which $9.7 million was retained by EHI and was used for working capital, payment of dividends on common stock, repurchase of shares of common stock and other general corporate purposes.

Upon completion of EHI’s IPO, the capitalized issuance costs related to the IPO of $5.4 million were netted against the IPO proceeds in additional paid-in capital in the accompanying consolidated balance sheets. The costs related to the conversion were $10.9 million, of which $0.9 million was incurred in the period from January 1, 2007 through February 5, 2007 and $10.0 million was incurred during the year ended December 31, 2006. Conversion expenses consisted primarily of printing and mailing costs and the aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants. These costs have no tax benefit and were expensed as incurred and are included in the underwriting and other operating expense in the accompanying consolidated statements of income.

4.    Investments

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At December 31, 2007:
U.S. government	$277,270	$10,917	$(10)	$288,177
All other governments	4,842	—	(22)	4,820
States and political subdivisions	547,153	6,957	(1,050)	553,060
Special revenue	337,669	6,026	(1,293)	342,402
Public utilities	19,313	274	(50)	19,537
Industrial and miscellaneous	160,255	2,601	(557)	162,299
Mortgage-backed securities	247,657	1,949	(998)	248,608
Total fixed maturity investments	1,594,159	28,724	(3,980)	1,618,903
Equity securities	60,551	48,018	(1,192)	107,377
Total investments	$1,654,710	$76,742	$(5,172)	$1,726,280

	Cost Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At December 31, 2006:
U.S. government	$260,543	$1,920	$(1,537)	$260,926
All other governments	3,646	—	(107)	3,539
States and political subdivisions	544,834	5,399	(2,755)	547,478
Special revenue	323,320	5,064	(931)	327,453
Public utilities	19,068	230	(222)	19,076
Industrial and miscellaneous	165,218	2,112	(1,125)	166,205
Mortgage-backed securities	282,692	902	(2,876)	280,718
Total fixed maturity investments	1,599,321	15,627	(9,553)	1,605,395
Short-term investments	7,989	—	—	7,989
Total fixed maturity and short-term investments	1,607,310	15,627	(9,553)	1,613,384
Equity securities	63,478	39,608	(797)	102,289
Total investments	$1,670,788	$55,235	$(10,350)	$1,715,673

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2007, by contractual maturity are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$72,645	$72,696
Due after one year through five years	351,538	358,170
Due after five years through ten years	408,433	416,692
Due after ten years	513,886	522,737
Mortgage-backed securities	247,657	248,608
Total	$1,594,159	$1,618,903

The following is a summary of investments with unrealized losses and their corresponding fair values at December 31, 2007 and 2006:

	Less than 12 months December 31,
	2007			2006
	Estimated Fair Value	Gross Unrealized Losses	Number Of Issues	Estimated Fair Value	Gross Unrealized Losses	Number Of Issues
	(in thousands, except number of issues data)
Fixed maturity
U.S. government	$2,023	$(2)	1	$82,710	$(417)	20
State and political subdivisions, all other governments, special revenue and public utilities	89,918	(1,411)	29	225,839	(1,603)	53
Industrial and miscellaneous	20,150	(313)	15	63,970	(490)	41
Mortgage-backed securities	21,007	(63)	20	63,072	(252)	72
Equity securities	5,662	(780)	49	5,063	(569)	31
Total	$138,760	$(2,569)	114	$440,654	$(3,331)	217

	More than 12 months December 31,
	2007			2006
	Estimated Fair Value	Gross Unrealized Losses	Number Of Issues	Estimated Fair Value	Gross Unrealized Losses	Number Of Issues
	(in thousands, except number of issues data)
Fixed maturity
U.S. government	$4,298	$(8)	5	$69,876	$(1,120)	25
State and political subdivisions, all other governments, special revenue and public utilities	142,690	(1,004)	51	155,163	(2,412)	81
Industrial and miscellaneous	30,636	(244)	26	41,646	(635)	37
Mortgage-backed securities	84,418	(935)	139	128,403	(2,624)	220
Equity securities	1,257	(412)	9	1,532	(228)	13
Total	$263,299	$(2,603)	230	$396,620	$(7,019)	376

	Total December 31,
	2007			2006
	Estimated Fair Value	Gross Unrealized Losses	Number Of Issues	Estimated Fair Value	Gross Unrealized Losses	Number Of Issues
	(dollars in thousands)
Fixed maturity
U.S. government	$6,321	$(10)	6	$152,586	$(1,537)	45
State and political subdivisions, all other governments, special revenue and public utilities	232,608	(2,415)	80	381,002	(4,015)	134
Industrial and miscellaneous	50,786	(557)	41	105,616	(1,125)	78
Mortgage-backed securities	105,425	(998)	159	191,475	(2,876)	292
Equity securities	6,919	(1,192)	58	6,595	(797)	44
	$402,059	$(5,172)	344	$837,274	$(10,350)	593

The Company reviews its investment portfolio for securities that may have incurred an other-than-temporary impairment (OTTI) quarterly. For any investment security deemed to have an OTTI, the investment’s cost or amortized cost is written down to its fair value and the amount written down is recorded in earnings as a realized loss on investments.

Based on a review of the fixed maturity investments included in the tables above, the Company determined that the unrealized losses were primarily a result of the interest rate environment. Therefore, as of December 31, 2007 and 2006, none of the fixed maturity investments whose fair value was less than amortized cost were considered to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, and the Company’s intent and ability to hold the securities until fair value recovers above cost, or to maturity.

Based on a review of the investment in equities, at December 31, 2007 and 2006, the Company recognized an impairment of $1.2 million and $0.6 million in the fair values of thirteen and six securities, respectively, as a result of the severity and duration of the change in fair value of those securities. For its other equity securities, the Company determined that the unrealized losses were not considered to be other-than-temporary due to the financial condition and near term prospects of the issuers.

Net realized and unrealized investment gains (losses) on fixed maturity investments and equity securities were as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Net realized (losses) gains:
Fixed maturity investments	$(120)	$(441)	$(2,402)
Equity securities	300	54,718	2,307
	$180	$54,277	$(95)
Change in fair value over cost or amortized cost:
Fixed maturity investments	$18,670	$1,932	$(14,851)
Equity securities	8,015	(21,008)	10,634
	$26,685	$(19,076)	$(4,217)

Net investment income was as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Fixed maturity investments	$72,408	$62,448	$49,229
Equity securities	1,920	4,055	3,752
Short-term investments and cash equivalents	6,453	3,701	3,258
	80,781	70,204	56,239
Investment expenses	(2,158)	(2,017)	(1,823)
Net investment income	$78,623	$68,187	$54,416

The Company is required by various state laws and regulations to keep securities or letters of credit on deposit with the states in a depository account. At December 31, 2007 and 2006, securities having a fair market value of $516.0 million and $414.6 million respectively, were on deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair market value of securities held in trust at December 31, 2007 and 2006, was $4.9 million and $5.6 million, respectively.

5.    Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2007	2006
	(in thousands)
Land	$95	$95
Furniture and equipment	6,004	6,081
Leasehold improvements	4,134	4,055
Computer and software	23,288	22,719
	33,521	32,950
Accumulated depreciation	(19,388)	(17,352)
Property and equipment, net	$14,133	$15,598

Depreciation expense for the years ended December 31, 2007, 2006 and 2005, was $6.4 million, $4.2 million, and $2.2 million, respectively. During 2007, the Company retired $4.4 million of fully depreciated equipment. In 2006, there were no such retirements.

6.    Income Taxes

The Company files a consolidated federal income tax return. The insurance subsidiaries pay premium taxes on gross premiums written in lieu of most state income or franchise taxes.

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Current tax	$25,824	$76,742	$29,276
Deferred tax	4,779	5,980	1,118
Income taxes	$30,603	$82,722	$30,394

The difference between the statutory federal tax rate of 35% and the Company’s effective tax rate on income before tax as reflected in the consolidated statements of income was as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Expense computed at statutory rate	$52,810	$89,002	$58,797
Dividends received deduction and tax-exempt interest	(10,765)	(8,975)	(6,653)
LPT Agreement	(6,312)	(6,781)	(15,315)
Pre-privatization reserve adjustments	—	2,875	(5,564)
Impact of previously unrecognized tax benefits	(4,793)	—	—
Other	(337)	6,601	(871)
Income taxes	$30,603	$82,722	$30,394

Prior to the Privatization, the Fund was a part of the State of Nevada and therefore was not subject to federal income tax; accordingly, it did not take an income tax deduction with respect to the establishment of its unpaid loss and LAE reserves. Due to favorable loss experience after the Privatization, it was determined that certain of the pre-Privatization unpaid loss and LAE reserves assumed by EICN as part of the Privatization were no longer necessary and the unpaid loss and LAE reserves were reduced accordingly. This downward adjustment of such pre-Privatization unpaid loss reserves in the year ended December 31, 2005 increased the GAAP net income, as reported in the accompanying consolidated statements of income, but did not increase taxable income for the period. For the year ended December 31, 2006, there was an increase to the pre-Privatization unpaid loss reserves that decreased GAAP net income, but did not decrease taxable income for the period.

As of December 31, 2006, the Company had recorded, as a liability for tax contingencies, $14.9 million (including interest of $1.6 million). The adoption of FIN 48 did not result in any change in the amount of the unrecognized tax benefit. Further, the Company elected to continue to record both interest and penalties related to any unrecognized tax benefits as a component of income tax expense.

The following is a reconciliation of the beginning and ending amounts for unrecognized tax benefits and related interest for the year ended:

December 31, 2007
(in thousands)
Balance, January 1, 2007	$14,948
Gross amount of interest accrued	999
Less:
Recognition of tax benefits	(5,084)
Gross amount of related interest accrued	(708)
Balance, December 31, 2007	$10,155

During the third quarter of the year ended December 31, 2007, the Company reversed $5.1 million of liabilities for previously unrecognized tax benefits plus $0.7 million of related accrued interest, as a result of certain statutory periods expiring. The total amount of the reversal reduced the effective tax rate for the year ended December 31, 2007.

It is reasonably possible that the entire remaining balance of the unrecognized tax benefit of $10.2 million (including interest of $1.9 million), will be recognized during the second half of fiscal 2008, as statutory periods expire. The reversal of this balance will reduce the effective tax rate in the period it is recognized.

Tax years 2004 through 2006 are subject to examination by the federal taxing authority. There are no income tax examinations currently in progress.

The significant components of the deferred income taxes, net, were as follows as of December 31:

	2007		2006
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Unrealized capital gains	$—	$25,050	$—	$15,710
Deferred policy acquisition costs	—	9,558	—	9,061
Loss reserve discounting for tax reporting	80,675	—	84,167	—
Unearned premiums	10,361	—	11,027	—
Allowance for bad debt	2,571	—	2,866	—
Accrued liabilities	3,463	—	2,116	—
Other	212	2,944	232	1,788
Total	$97,282	$37,552	$100,408	$26,559
Net deferred tax asset	$59,730		$73,849

At December 31, 2007, the Company had no net operating loss carry forward.

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

7.    Unpaid Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the liability for unpaid losses and LAE:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Beginning of year	$2,307,755	$2,349,981	$2,284,542
Reinsurance recoverable for incurred but unpaid losses and LAE	(1,098,103)	(1,141,500)	(1,194,728)
Beginning balance, net of reinsurance	1,209,652	1,208,481	1,089,814
Incurred losses and LAE, net of reinsurance, related to:
Current period	221,347	256,257	333,497
Prior period	(60,011)	(107,129)	(78,053)
Total incurred losses and LAE, net of reinsurance	161,336	149,128	255,444
Losses and LAE payments, net of reinsurance, related to:
Current period	44,790	41,098	40,116
Prior period	109,129	106,859	96,661
Total losses and LAE payments, net of reinsurance	153,919	147,957	136,777
Balance, net of reinsurance, December 31	1,217,069	1,209,652	1,208,481
Reinsurance recoverable for incurred but unpaid losses and LAE	1,052,641	1,098,103	1,141,500
Balance, December 31	$2,269,710	$2,307,755	$2,349,981

The above table excludes the impact of the amortization of the deferred reinsurance gain—LPT Agreement and the reduction of the ceded reserves on the LPT Agreement (refer to Note 8), which are reflected in losses and LAE incurred in the consolidated statements of income.

Estimates of incurred losses and LAE attributable to insured events of prior years decreased due to continued favorable development in such prior accident years (actual losses and LAE paid and current projections of unpaid losses and LAE were less than the Company originally anticipated). The reduction in the liability for unpaid losses and LAE was $60.0 million, $107.1 million and $78.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The major sources of this favorable development include actual paid losses, which have been less than expected, and the impact of recalibration of selected patterns of claims emergence and claims payment used in the projection of future loss payments.

In California, in particular, where the Company’s operations began on July 1, 2002, management’s initial expectations of both the ultimate level of its losses and patterns of loss emergence and loss payment necessarily were based on benchmarks derived from analyses of historical insurance industry data in California, as no historical data from the Company’s insurance subsidiaries existed, and although some historical data was available for the prior years of some of the market segments the Company entered in California, that data was limited as to the number of loss reserve evaluation points available. The industry-based benchmarks were adjusted judgmentally for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers’ compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of California claims by the Company’s insurance subsidiaries has been more favorable than those initial expectations, due at least in part to what the Company believes are the impact of enactment of the major changes in the California workers’ compensation environment. Other insurance companies writing California workers’ compensation insurance also have experienced emergence and payment of claims more favorable than anticipated. At each evaluation date, the projected claim activity underlying the prior loss reserves has been replaced by the actual claim activity, and the expectation of future emergence and payment of California claims underlying the actuarial projections was reevaluated during 2007, 2006 and 2005 based both on the Company’s insurance subsidiaries’

emerging experience and on updating the benchmarks that are derived from observing and analyzing the insurance industry data for California workers’ compensation. Given the dramatically changing environmental conditions in California, the Company has used prudent judgment in balancing long-term data and recent information. As patterns and trends recur consistently over a period of time, greater implicit weight is given to more current patterns and trends in the selection of reserve levels. The favorable change in incurred loss and LAE attributable to prior years business outside Nevada, predominantly California, was $57.4 million, $111.0 million and $48.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. In states other than California and Nevada, the Company’s operations are relatively new and represent a minor portion of its loss reserves.

In Nevada, the Company has access to an extensive history of workers’ compensation claims based on the business of the predecessor Fund, but the emergence and payment of claims in recent years has been more favorable than in the long-term history in Nevada with the predecessor Fund. The expected patterns of claim payment and emergence used in the projection of the Company’s ultimate claims payments are based on both the long-term and the short-term historical data. Also, in 2007, 2006 and 2005, the projected claim payments underlying the prior loss reserves were replaced by the actual claim payment activity that occurred during the calendar year. In Nevada, based on the observed changes in claims emergence and payment patterns in recent years, greater weight has been given to such changes in the Company’s projections. This has resulted in a decrease of $2.6 million and $29.9 million in estimated incurred loss and LAE with respect to prior years in the periods ended December 31, 2007 and December 31, 2005 compared with an increase of $3.9 million in the prior period ended December 31, 2006.

The estimate of the future cost of handling claims, or LAE, depends primarily on examining the relationship between the aggregate amount that has been spent on LAE historically, as compared with the dollar volume of claims activity for the corresponding historical periods. For the Company’s business in Nevada, as a result of operational improvements and reductions in staff count to align with the current and anticipated volume of business in the state, the Company’s expenditures on LAE in recent years have been lower than historical levels. As these operational improvements and staffing levels have been reflected in the actual emerging LAE expenditures and in the projection of future LAE, the estimates of future LAE have been reduced at December 31, 2007, 2006 and 2005. For the Company’s operations in California, initial expectations of LAE when operations commenced in California were based on the assumptions used by the Company in pricing the California business, and on some limited historical data for the market segments the Company was entering. As the Company’s operations in California have matured, and as data relating to the Company’s and industry claim handling expenses reflective of the new workers’ compensation benefit environment in California have become available, the expectations of LAE underlying the projection of future LAE have been adjusted to reflect that actual costs of administering claims relative to the cost of losses themselves have been greater than initial expectations. Although the Company’s revised LAE expectations resulted in an increase in the projected future cost of administering California claims relative to losses at December 31, 2007, 2006 and 2005, given the significant decrease in the estimated projected costs of losses in California, the overall impact has been a decrease in LAE reserves. The changes in the Company’s estimates of the cost of future LAE in California and Nevada are included in the California and Nevada development results cited in the preceding two paragraphs.

The Company continues to develop its own loss experience and will rely more on its experience and less on historical industry data in projecting its reserve requirements as such data becomes available. As the actual experience of the Company emerges, it will continue to evaluate prior estimates, which may result in additional adjustments in reserves.

Loss reserves shown in the consolidated balance sheets are net of $10.9 million and $10.4 million for anticipated subrogation recoveries as of December 31, 2007 and 2006, respectively.

8.    Reinsurance

The Company is involved in the cession and assumption of reinsurance with non-affiliated companies. Risks are reinsured with other companies on both a quota share and excess of loss basis.

Reinsurance transactions reflected in the accompanying consolidated statements of income were as follows:

	Years Ended December 31,
	2007		2006		2005
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Direct premiums	$346,274	$353,689	$392,676	$397,545	$450,740	$448,106
Assumed premiums	4,422	5,322	9,080	10,013	7,931	9,094
Gross premiums	350,696	359,011	401,756	407,558	458,671	457,200
Ceded premiums	(12,127)	(12,127)	(14,572)	(14,572)	(18,950)	(18,950)
Net premiums	$338,569	$346,884	$387,184	$392,986	$439,721	$438,250
Ceded losses and LAE incurred	$16,326		$21,268		$36,506

Ceded losses and LAE incurred includes the amortization of the gain on the LPT Agreement, as described below.

Excess of Loss Reinsurance

The Company maintains reinsurance for losses from a single occurrence or event in excess of $5.0 million and up to $200.0 million, subject to certain exclusions. The reinsurance coverage includes coverage for acts of terrorism, excluding nuclear, biological, chemical and radiological events. Any liability outside the coverage limits of the reinsurance program is retained by the Company.

LPT Agreement

Recoverables from reinsurers on unpaid losses and LAE amounted to $1.1 billion at December 31, 2007 and 2006. At December 31, 2007 and 2006, approximately $1.0 billion of the recoverables related to the LPT Agreement entered into in 1999 by the Fund and assumed by EICN, whereby substantially all of the Fund’s losses and LAE on claims incurred prior to July 1, 1995, have been ceded to three unaffiliated reinsurers on a 100% quota share basis. Investments have been placed in trust by the three reinsurers as security for payment of the reinsured claims. Under the LPT Agreement, $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, were reinsured for consideration of $775 million. The LPT Agreement provides coverage up to $2.0 billion. Through December 31, 2007, the Company has paid losses and LAE claims totaling $405.7 million related to the LPT Agreement.

The initial deferred gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The Company amortized $18.0 million, $19.4 million, and $16.9 million of the deferred gain for the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, the deferred gain was reduced by $26.9 million in 2005, due to favorable development in the direct reserves ceded under the LPT Agreement. There were no adjustments to the direct reserves ceded under the LPT Agreement in 2007 and 2006. The amortization of the deferred gain and the adjustments due to the favorable development in the reserves are recorded in losses and LAE incurred in the accompanying consolidated statements of income. The remaining deferred gain was $425.0 million and $443.0 million as of December 31, 2007 and 2006, respectively, which is included in the accompanying consolidated balance sheets as deferred reinsurance gain—LPT Agreement.

The LPT Agreement allows the Company to receive a contingent profit commission from the participating reinsurers based on the actual loss experience of the ceded business. Pursuant to the LPT

Agreement and based on both actual results to date and projections of ultimate losses under the agreement, the Company recorded an increase of $2.5 million and $3.8 million for the 12 months ended December 31, 2007 and 2005, respectively, and a decrease of $0.2 million for 2006, in its estimate of the ultimate contingent profit commission. The increases (decreases) in the ultimate contingent profit commission are recorded in commission expense in the accompanying consolidated statements of income. Due to payments received under the terms of the LPT Agreement, the Company had a net payable balance of $3.8 million and $6.3 million as of December 31, 2007 and 2006, respectively, which is included in other liabilities on the accompanying consolidated balance sheets.

9.    Commitments and Contingencies
Leases

The Company leases facilities in nine states. At December 31, 2007, remaining lease terms ranged from one month to approximately six years and sublease terms ranged from three months to approximately five years. The minimum lease payments for the next five years and thereafter on these non-cancelable operating leases at December 31, 2007, were as follows:

Year	Rental Expense
(in thousands)
2008	$5,110
2009	5,227
2010	4,730
2011	3,802
2012	3,723
Thereafter	9,968
$32,560

Net rent expense was $4.7 million, $4.3 million, and $4.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Certain rental commitments have renewal options extending through 2018. Some of these renewals are subject to adjustments in future periods.

Contingencies Surrounding Insurance Assessments

The Company writes workers’ compensation insurance in California in which unpaid workers’ compensation liabilities from insolvent insurers are the responsibility of the California Insurance Guarantee Association (CIGA). The Company passes through the CIGA assessment to its policyholders via a surcharge based upon the estimated annual premium at the policy’s inception and has received, and expects to continue to receive, these guarantee fund assessments, which are paid to CIGA based on premiums written by the Company. As of December 31, 2007 and 2006, the Company recorded an asset of $9.1 million and $8.1 million, respectively, for assessments paid to the CIGA that includes prepaid policy surcharges still to be collected in the future from policyholders. The Company also writes workers’ compensation insurance in other states with similar obligations as those in California. In these states, the Company is directly responsible for payment of the assessment. The Company recorded an estimate of $1.1 million and $1.3 million for its expected liability for guarantee fund assessments at December 31, 2007 and 2006, respectively. The guarantee fund assessments are expected to be paid within two years of recognition.

10.    Stockholders’ Equity

Stock Repurchase Program

On May 10, 2007, the Company’s Board of Directors authorized a stock repurchase program (the Program). The Program authorized the Company to use up to $75.0 million in assets for the discretionary repurchase of its common stock during the remainder of fiscal 2007. The Program was completed on

October 17, 2007, and resulted in 3,911,272 common shares repurchased. As of December 31, 2007, all 3,911,272 common shares repurchased in the Program were still held by the Company and are reported as Treasury stock, at cost, in the accompanying consolidated balance sheets.

11.    Stock-Based Compensation

On October 3, 2006, the Company’s Board of Directors approved the Employers Holdings, Inc. Equity and Incentive Plan (the Plan), effective as of the close of the Company’s IPO. The Plan is administered by the Compensation Committee of the Board of Directors, which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants and independent contractors. The maximum number of common shares reserved for grants of awards under the Plan is 1,605,838 shares, or 3% of EHI’s outstanding common shares as of February 5, 2007. The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, stock-based performance awards and other stock-based awards.

As of December 31, 2007, nonqualified stock options, restricted stock units, and performance share awards have been granted, but no incentive stock options, stock appreciation rights or restricted stock have been granted under the Plan.

Nonqualified Stock Options

During the year ended December 31, 2007, EHI made ‘‘founders’ grants’’ to employees, excluding senior officers, in the form of 186,000 nonqualified stock options under the terms set forth in the Plan and the applicable grants. Full-time employees each received 300 options and part-time employees received 150 options. These options vest pro rata on each of the first three anniversaries of the effective date of EHI’s IPO. The options are subject to accelerated vesting in certain limited circumstances, such as: termination other than for cause, termination as a result of retirement, death or disability, and in connection with a change of control. The options expire seven years from the date of grant. The per share exercise price of these options is equal to the IPO price of $17.00 per common share.

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

The fair value of the stock options granted is estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Due to EHI’s limited public history, the expected stock price volatility was based on a weighted average of the Company’s historical stock price volatility since the initial public offering of its common stock and the historical volatility of peer companies’ stock for a period of time equal to the expected term of the option. EHI believes that the use of historical volatility of this peer group is currently the best estimate of expected volatility of the market price of EHI’s common stock. The expected term of the options granted is calculated using the ‘plain-vanilla’ calculation provided in the guidance of the SEC’s Staff Accounting Bulletin No. 107. The dividend yield was calculated using amounts authorized by the Board of Directors. The risk-free interest rate is the yield on the grant dates of the options of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the options.

The Company anticipates issuing new shares upon exercise of stock options.

The fair market value of the stock options granted during the year ended December 31, 2007, was calculated using the following weighted average assumptions:

Expected volatility	32.5%
Expected life (in years)	4.6
Dividend yield	1.3%
Risk-free interest rate	4.7%
Weighted average grant date fair values of options granted	$5.68

Changes in outstanding stock options for the year ended December 31, 2007 were as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Options outstanding at January 1, 2007	—	$—	—
Granted	606,916	18.24	6.4
Exercised	—	—	—
Forfeited	(22,066)	17.00	—
Options outstanding at December 31, 2007	584,850	$18.29	6.4
Exercisable at December 31, 2007	1,784	$17.00	0.5

The fair market value of options that vested in 2007 was $9.3 thousand and as of December 31, 2007, none of the outstanding options had any intrinsic value.

For the year ended December 31, 2007, stock-based compensation costs of $951.2 thousand were recognized as a component of other underwriting expenses. During the same period, related income tax benefits of $332.9 thousand were recognized as components of income taxes in the consolidated statement of income. At December 31, 2007, the Company had yet to recognize $2.4 million in deferred compensation related to nonqualified stock options grants and expects to recognize these costs on a straight-line basis over the next thirty-seven months. There were no stock-based compensation costs incurred during the years ended December 31, 2006 and 2005.

Performance Share Awards

On August 8, 2007, officers of the Company were awarded, in aggregate, 140,311 performance share awards (PSAs) for the period ending December 31, 2009. These PSAs are subject to certain performance targets with payouts that range from 0% up to 150% of the target award. The fair market value of the PSAs on the date of grant was $2.6 million. For the year ended December 31, 2007, the Company recognized stock-based compensation costs of $568.6 thousand as a component of other underwriting expenses. During the same period, related income tax benefits of $199.0 thousand were recognized as a component of income taxes in the consolidated statement of income. At December 31, 2007, the Company had yet to recognize $2.1 million in deferred compensation related to the PSAs and expects to recognize these costs over the next two years.

Restricted Stock Units

On August 5, 2007, the Company awarded the non-employee members of the Board of Directors, in aggregate, 23,760 restricted stock units (RSUs). These RSUs vest on the date of the first annual meeting of the shareholders after January 1, 2008, except for accelerated vesting in the case of death or disability of the Director or as a result of a change of control. Vested RSUs will be settled in Company stock six months following the awardee’s termination of service as a member of the Board of Directors. Prior to settlement, dividend equivalents are paid with respect to vested RSUs and are credited as additional vested RSUs. The fair market value of the RSUs on the date of grant was $399.9 thousand. For the year ended December 31, 2007, the Company recognized stock-based compensation costs of $199.9 thousand as a component of other underwriting expenses. During the same period, related income tax benefits of $69.9 thousand were recognized as a component of income taxes in the consolidated statement of income. At December 31, 2007, the Company had yet to recognize $199.9 thousand in deferred compensation related to the RSUs and expects to recognize these costs over the next five months.

12.    Statutory Matters

Statutory Financial Data

The capital stock, surplus and net income of the Company’s insurance subsidiaries (EICN and ECIC), prepared in accordance with the statutory accounting practices of the National Association of Insurance Commissioners (NAIC) as well as statutory accounting principles permitted by the State of California and Nevada (SAP), were as follows:

	December 31,
	2007	2006
	(in thousands)
Capital stock and unassigned surplus	$149,004	$38,016
Special surplus funds	548,710	602,463
Total statutory surplus	$697,714	$640,479

Net income for the Company’s insurance subsidiaries prepared in accordance with SAP for the years ended December 31, 2007, 2006 and 2005 was $172.2 million, $164.3 million and $96.9 million, respectively.

The treatment of the LPT Agreement is the primary difference in the SAP-basis capital stock and total surplus of the insurance subsidiaries of $697.7 million and $640.5 million, and the GAAP-basis equity of the Company of $379.5 million and $303.8 million as of December 31, 2007 and 2006, respectively. Under SAP accounting, the retroactive reinsurance gain resulting from the LPT Agreement is recorded as a special component of surplus (special surplus funds) in the initial year of the contract, and not reported as unassigned surplus until the Company has recovered amounts in excess of the original consideration paid. The special surplus funds are also reduced by the amount of extraordinary dividends as approved by the Nevada Division of Insurance. Under GAAP accounting the gain is deferred and amortized over the period the underlying reinsured claims are paid (see Note 8).

Insurance Company Dividends

Nevada law limits the payment of cash dividends by EICN to its parent (stockholder) by providing that payments cannot be made except from available and accumulated surplus, otherwise unrestricted (unassigned), and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend prohibited by these restrictions may only be declared and distributed as an extraordinary dividend upon the prior approval of the Nevada Commissioner of Insurance (Nevada Commissioner). Dividends that are considered extraordinary require notice to the Nevada Commissioner who must approve or disapprove the dividends or distribution within 30 days of such notice. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of: (a) 10% of EICN’s statutory surplus as regards policyholders at the next preceding December 31; or (b) EICN’s statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31.

As of December 31, 2007, EICN had positive unassigned surplus of $149.0 million. As a result of the approval of an extraordinary dividend of $200.0 million from special surplus by the Nevada Commissioner on December 18, 2007, dividends from unassigned surplus, otherwise deemed ordinary, will also require approval in 2008. An extraordinary dividend of $55.0 million was approved by the Nevada Commissioner on October 17, 2006, which then required and resulted in approval of $38.0 million in dividends from unassigned surplus in 2007. This additional approval by the Nevada Commissioner was required because combined dividends from special and unassigned surplus for the preceding 12 months exceeded limitations on the payment of ordinary dividends. The 2007 extraordinary dividends were paid to EGI and in turn to EHI, as approved by the Nevada Division of Insurance. The $55.0 million dividend payment was conditioned on the following: the exhaustion of all proceeds retained by the Company from its IPO; EICN maintaining a risk based capital total adjusted capital above a specified level at the date of declaration and payment of any portion of such extraordinary dividend, after taking into account the effect of such dividend; and maintaining all required filings with the Department. The dividend was paid in June of 2007. In 2006, EICN paid a dividend of $1.0 million, in addition to a dividend distribution comprised of 100% of the common stock of its wholly owned subsidiaries EOH and Elite.

EICN has received approval from the Nevada Commissioner on December 18, 2007, to pay a $200.0 million extraordinary dividend from special surplus, subject to EICN providing the calculation of its risk based capital in support of such payments.

The California Insurance Holding Company System Regulatory Act limits the ability of ECIC to pay dividends to its parent, EICN. California law provides that, absent prior approval of the California Insurance Commissioner, dividends can only be declared from earned surplus. Earned surplus for purposes of this statute excludes amounts (1) derived from the net appreciation in the value of assets not yet realized, or (2) derived from an exchange of assets, unless the assets received are currently realizable in cash. In addition, California law provides that the appropriate insurance regulatory authorities in the state of California must approve (or, within a 30-day notice period, not disapprove) any dividend that, together with all other such dividends paid during the preceding 12 months, exceeds the greater of: (a) 10% of the paying company’s statutory earned surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. ECIC declared and paid a dividend to EICN of $61.0 million on December 14, 2007. Due to this dividend, a maximum pay-out of $49.2 million, without prior approval, will be available on or after December 15, 2008.

Other

The California Department of Insurance (CDOI) (the domiciliary state of ECIC) has required that in addition to applying the NAIC’s statutory accounting practices, insurance companies must record, under certain circumstances, an additional liability, called an ‘‘excess statutory reserve.’’ If the workers’ compensation losses and loss adjustment expense ratio is less than 65% in each of the three most recent accident years, the difference is recorded as an excess statutory reserve. In October 2007, the California legislature passed SB 316 which repeals the minimum reserve requirement, in regards to workers’ compensation reserves, effective January 1, 2008. Based on SB 316, the Company did not record an excess statutory reserve as of December 31, 2007 in its 2007 Annual Statement, as filed with the CDOI in 2008. The excess statutory reserves previously required by the CDOI decreased ECIC’s statutory-basis surplus by $33.9 million to $314.1 million at December 31, 2006, as filed with the CDOI.

13.    Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of changes in unrealized appreciation on investments classified as available-for-sale. The following table summarizes the components of accumulated other comprehensive income:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Net unrealized gain on investment, before taxes	$71,570	$44,885	$63,962
Deferred tax expense	(25,050)	(15,710)	(22,387)
Total accumulated other comprehensive income, net of taxes	$46,520	$29,175	$41,575

The following table summarizes the changes in the components of total comprehensive income:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Unrealized gains (losses) during the period, before taxes	$26,865	$35,200	$(4,313)
Less: income tax expense (benefit)	9,403	12,320	(1,510)
Unrealized gains (losses) during the period, net of taxes	17,462	22,880	(2,803)
Less reclassification adjustment:
Realized gains (losses) in net income	180	54,277	(95)
Income tax expense (benefit)	63	18,997	(33)
Reclassification adjustment for gains (losses) realized in net income	117	35,280	(62)
Other comprehensive income (loss)	17,345	(12,400)	(2,741)
Net income	120,283	171,570	137,598
Total comprehensive income	$137,628	$159,170	$134,857

14.    Employee Benefit and Retirement Plans

The Company has adopted a 401(k) defined contribution plan (the 401(k) Plan) covering all eligible Company employees. Employees age 18 or older are eligible to participate in the 401(k) Plan on the first day of the month following their date of hire. Beginning with the plan year 2007, the Company adopted a safe harbor matching contribution to the 401(k) Plan. The safe harbor matching consists of a dollar-for-dollar matching contribution on salary deferrals up to 3% of compensation and then fifty-cents on the dollar matching contribution on salary deferrals from 3% to 5% of compensation. For plan years 2006 and 2005, the Company’s match was fifty-cents for every dollar contributed by the employee, up to 6% of the employee’s annual salary. The Company’s contribution to the 401(k) Plan was $1.4 million for the year ended December 31, 2007 and $0.9 million for the years ended December 31, 2006 and 2005.

15.    Earnings Per Share

SFAS No. 128, Earnings per Share, provides for the calculation of ‘‘Basic’’ and ‘‘Diluted’’ earnings per share. Basic earnings per share includes no dilution and is computed by dividing income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of equity. Diluted earnings per common share includes common shares assumed issued under the ‘‘treasury stock method,’’ which reflects the potential dilution that would occur if outstanding options were to be exercised.

The following table presents the net income and the weighted average shares outstanding used in the earnings per common share calculations for the stated period:

February 5, 2007 through December 31, 2007
(in thousands, except share and per share data)
Net income available to common stockholders – basic and diluted	$113,812
Weighted average number of common shares outstanding – basic	51,933,827
Effect of dilutive securities:
Performance share awards	6,470
Restricted stock units	3,115
Dilutive potential common shares	9,585
Weighted average number of common shares outstanding – diluted	51,943,412
Earnings per common share:
Basic	$2.19
Diluted	$2.19

The earnings per common share—basic—for the period February 5, 2007 through December 31, 2007 was calculated using only the net income available to common stockholders for the period after the IPO, as shown on the consolidated statements of income, and the weighted average shares outstanding during the same period. Earnings per common share—diluted—is based on the actual weighted shares outstanding adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares that could have been purchased from the proceeds of the potentially dilutive shares. The Company’s outstanding options have been excluded in computing the diluted earnings per share for the period February 5, 2007 through December 31, 2007 because their inclusion would be anti-dilutive.

The pro forma earnings per common share—basic and diluted—presented on the accompanying consolidated statements of income is intended to depict the impact of the conversion because neither EHI, nor its predecessor, EIG, had, prior to the conversion, any outstanding common shares. The following table presents the pro forma net income and weighted average shares outstanding used in the earnings per common share calculations for the following years:

	Pro forma for the year ended December 31,
	2007	2006	2005
	(in thousands, except share and per share data)
Net income available to common stockholders – basic and diluted	$120,283	$171,570	$137,598
Weighted average number of common shares outstanding – basic	51,748,392	50,000,002	50,000,002
Effect of dilutive securities:
Performance Share Awards	5,849	—	—
Restricted stock units	2,816	—	—
Dilutive potential common shares	8,665	—	—
Weighted average number of common shares outstanding – diluted	51,757,057	50,000,002	50,000,002
Earnings per common share:
Basic	$2.32	$3.43	$2.75
Diluted	$2.32	$3.43	$2.75

The pro forma earnings per common share—basic—calculation for the year ended December 31, 2007 is calculated using the net income for the 12 months ended December 31, 2007, as presented on the accompanying consolidated statements of income. The weighted average shares outstanding was calculated using those shares available to eligible members in the conversion, or 50,000,002 shares, for the period prior to the IPO, and the actual weighted shares outstanding for the period after the IPO. Earnings per common share—diluted—is based on the pro forma weighted shares outstanding—basic—adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares that could have been purchased from the proceeds of the potentially dilutive shares. The Company’s outstanding options have been excluded in computing the diluted earnings per share for the pro forma year ended December 31, 2007, because their inclusion would be anti-dilutive.

The pro forma earnings per common share for the years ended December 31, 2006 and 2005 is calculated using only those shares available to eligible members in the conversion, or 50,000,002 shares, and does not include any shares issued to new investors in connection with EHI’s IPO. EIG had no common stock equivalents outstanding that would create a dilutive effect on the pro forma earnings per common share for the years ended December 31, 2006 and 2005.

16.    Selected Quarterly Financial Data (Unaudited)

Quarterly results for the years ended December 31, 2007 and 2006 were as follows:

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Net premiums earned	$89,792	$84,117	$88,527	$84,448
Net investment income	20,835	19,305	19,246	19,237
Realized gains (losses) on investments	190	(658)	146	502
Losses and loss adjustment expenses	41,667	28,802	40,867	31,966
Income Taxes	7,403	9,818	3,896	9,486
Net income	27,866	30,773	29,880	31,764
Earnings per common share
Basic	0.40	0.58	0.58	0.64
Diluted	0.40	0.58	0.58	0.64

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
Net premiums earned	$103,270	$100,877	$95,990	$92,849
Net investment income	15,701	16,777	17,237	18,472
Realized (losses) gains on investments	(232)	3,134	2,758	48,617
Losses and loss adjustment expenses	66,190	64,308	(34,753)	34,010
Income Taxes	4,031	6,347	40,682	31,662
Net income	18,109	21,387	76,992	55,082

Realized Gains on Investments

The net realized gains in the fourth quarter of 2006 were the result of the Company’s evaluation of its portfolio allocation, resulting in a decision by the Finance Committee of the Board of Directors to reduce the amount allocated to equity securities. This decision resulted in the sale of $169.2 million in equity securities, generating realized gains of $49.2 million in the fourth quarter of 2006.

Loss and Loss Adjustment Expenses

Favorable prior accident year reserve development was recognized in each of the quarters of 2007 in the amount of $15.6 million, $20.4 million, $7.4 million, and $16.6 million, first quarter through fourth quarter, respectively.

The third and fourth quarters of 2006 include favorable prior accident year reserve development of $68.9 million and $25.4 million, respectively, compared to approximately $12.8 million in the first half of 2006 (see Note 7).

Income Taxes

During the third quarter of 2007, the Company reversed $5.8 million of liabilities for previously unrecognized tax benefits which includes $0.7 million of related accrued interest, as a result of certain statutory periods expiring (see Note 6).

The increases during the third and fourth quarters of 2006 are a result of increases in taxable income for the related periods, primarily due to the reduction in losses and LAE reserves.

Earnings Per Common Share

Earnings per common share of $0.40, for the first quarter of 2007, only includes earnings for the period after the Company’s Conversion and IPO (Note 3) or February 5, 2007 through March 31, 2007.

17.    Subsequent Events (Unaudited)

Acquisition of AmCOMP Incorporated (AmCOMP)

On January 10, 2008, the Company announced its intended acquisition of AmCOMP Incorporated. The Company believes this acquisition will provide significant opportunity to make progress in executing its strategic goals and achieving the vision of being a leader in the property and casualty insurance industry specializing in workers’ compensation. The transaction is valued at approximately $230 million, including the assumption of $37 million in debt. Under the terms of the Merger Agreement, which has been approved by the Boards of Directors of both companies, holders of AmCOMP’s approximately 15 million common shares will receive $12.50 in cash for each share of common stock. The Company expects to finance the purchase price through a combination of cash and issuance of debt. Completion of the transaction is subject to various conditions, including the receipt of required regulatory approvals and the approval by AmCOMP’s stockholders. The transaction is expected to be completed in the second quarter of 2008.

Bank Line of Credit

The Company has received a commitment for a $50.0 million Senior Secured Revolving Credit Facility from Wells Fargo Bank, National Association (Wells Fargo). The Company expects to finalize the agreement by the end of the second quarter of 2008. The Company anticipates that the line of credit will be used for general business and corporate purposes.

Stock Repurchase

On February 21, 2008, the EHI Board of Directors authorized a stock repurchase program of up to $100 million of the Company’s shares of common stock through June 30, 2009. EHI expects the shares to be purchased from time to time at prevailing market prices in the open market. The repurchases may be commenced or suspended from time to time without prior notice. There can be no assurance that EHI will complete any repurchases of its common stock pursuant to the program. As of the date of this filing, the Company has not repurchased any shares of common stock.

Stockholder Dividend

On February 21, 2008, the Board of Directors declared a $0.06 dividend per share, payable March 27, 2008, to stockholders of record on March 7, 2008.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).    Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported with in the time periods specified and pursuant to SEC regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed under the supervision of our chief executive officer and chief financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Our internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and Directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of their inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘the COSO Framework’’). Based on this assessment, management did not identify any material weaknesses in the internal control over financial reporting and management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

We are neither a large accelerated filer nor an accelerated filer as those terms are defined in SEC Rule 12b-2. This report is given pursuant to Item 308T(a) of Regulation S-K This annual report does not include an audit report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) in the Exchange Act) during the fourth fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to our executive officers and key employees is included in Part I of this report.

The information required by Item 10 with respect to our Directors is included under the caption ‘‘Election of Directors’’ in our Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference. We plan to file such Proxy Statement within 120 days after December31, 2007, the end of our fiscal year.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is included under the caption ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’ in our Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is included under the caption ‘‘The Board of Directors and its Committees—Audit Committee’’ in our Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by Item 11 is included under the captions ‘‘Compensation Discussion and Analysis,’’ ‘‘Compensation Committee Report’’ and ‘‘Compensation Committee Interlocks and Insider Participation’’ in our Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is included under the captions ‘‘Security Ownership of Certain Beneficial Owners and Management’’ and ‘‘Compensation Discussion and Analysis’’ in our Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is included under the captions ‘‘Certain Relationships and Related Transactions’’ and ‘‘Director Independence’’ in our Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is included under the caption ‘‘Audit Matters’’ in our Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Schedule II.    Condensed Financial Information of Registrant

Employers Holdings, Inc.
Condensed Balance Sheets

	December 31,
	2007	2006
	(in thousands, except share data)
Assets
Investment:
Investment in subsidiaries	$358,620	$313,508
Cash	20,303	196
Intercompany receivable	187	—
Federal income taxes receivable – intercompany	1,927	—
Deferred income taxes, net	535	—
Other assets	648	3,927
Total assets	$382,220	$317,631
Liability and equity:
Accounts payable and accrued expenses	$2,767	$2,607
Intercompany payable	—	11,247
Total Liabilities	2,767	13,854
Equity
Stockholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,527,907 and 0 shares issued and 49,616,635 and 0 outstanding at December 31, 2007 and 2006, respectively	535	—
Preferred stock, $0.01 par value; 25,000,000 shares authorized; non issued	—	—
Additional paid-in capital	302,862	—
Retained earnings	104,536	274,602
Accumulated other comprehensive income, net	46,520	29,175
Treasury stock, at cost, (3,911,272) shares at December 31, 2007 and 0 shares at December 31, 2006	(75,000)	—
Total stockholders’ equity	379,453	303,777
Total liabilities and stockholders’ equity	$382,220	$317,631

See accompanying notes.

Employers Holdings, Inc.
Condensed Statements of Income

	Years Ended December 31,		For the period April 1, through December 31, 2005
	2007	2006
	(in thousands)
Revenues
Net investment income	$100,511	$—	$—
Expenses
Other operating expense	10,457	9,961	26
Total expenses	10,457	9,961	26
Net income (loss) before income taxes and distributed earnings subsidiaries	90,054	(9,961)	(26)
Income tax benefit	(2,462)	—	(9)
Net income (loss) before undistributed earnings of subsidiaries	92,516	(9,961)	(17)
Undistributed earnings of subsidiaries, net of taxes	27,767	181,531	123,310
Net income	$120,283	$171,570	$123,293

See accompanying notes

  Employers Holdings, Inc.
Condensed Statements of Cash Flows

	Years Ended December 31,		For the period April 1, through December 31, 2005
	2007	2006
	(in thousands)
Operating activities
Net income	$120,283	$171,570	$123,293
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(27,767)	(181,531)	(123,310)
Stock based compensation	1,720	—	—
Deferred income tax expense	(535)	—	—
Change in operating assets and liabilities:
Accounts payable and accrued expense	1,010	1,731	26
Federal income taxes receivable	(1,927)	—	—
Other assets	(648)	9	(9)
Intercompany payable/receivable	(11,434)	11,247	—
Net cash provided by operating activities	80,702	3,026	—
Investing activities
Purchase of Employers Insurance Group, Inc. stock	—	—	(3)
Net cash used in investing activities	—	—	(3)
Financing activities
Initial capitalization	—	—	250
Issuance of common stock, net	486,670	(3,077)	—
Cash paid to eligible policyholders under plan of conversion	(462,989)	—	—
Acquisition of treasury stock	(75,000)	—	—
Dividends paid to stockholders	(9,276)	—	—
Net cash (used in) provided by financing activities	(60,595)	(3,077)	250
Net increase (decrease) in cash and cash equivalents	20,107	(51)	247
Cash and cash equivalents at the beginning of the period	196	247	—
Cash and cash equivalents at the end of the period	$20,303	$196	$247
Schedule of non-cash transactions
Stock issued in exchange for membership interest	$281,073	$—	$—

See accompanying notes

Employers Holdings, Inc.

Notes to Condensed Financial Statements
December 31, 2007

1.    Nature of Operations and Summary of Significant Accounting Policies

Operations and Basis of Presentation

Employers Holdings, Inc. (EHI), a Nevada holding company and successor of EIG Mutual Holding Company (EIG), was formed effective April 1, 2005. Effective February 5, 2007, EIG converted from a mutual holding company to a Nevada stock company and completed an initial public offering (IPO) of its common stock. All policyholder membership interests in EIG were extinguished on that date and EIG’s name changed to Employers Holdings, Inc. (see Note 2).

EHI is engaged through its subsidiaries, primarily EICN, and its wholly owned subsidiary, Employers Compensation Insurance Company (ECIC), in the commercial property and casualty insurance industry, specializing in workers’ compensation products and services.

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

Upon completion of EHI’s IPO, the capitalized issuance costs related to the IPO of $5.4 million were netted against the IPO proceeds in additional paid-in capital in the accompanying consolidated balance sheets. The costs related to the conversion were $10.9 million, of which $0.9 million was incurred in the period from January 1, 2007 through February 5, 2007 and $10.0 million was incurred during the year ended December 31, 2006. Conversion expenses consisted primarily of printing and mailing costs and the aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants. These costs have no tax benefit and were expensed as incurred and are included in the underwriting and other operating expense in the accompanying consolidated statements of income.

3.    Income Taxes

EHI files a consolidated federal income tax return with its subsidiaries and has a tax allocation agreement with its subsidiaries. The equity in the undistributed earnings of subsidiaries included in the accompanying condensed statements of income are net of income taxes.

4.    Stock-Based Compensation

During 2007, EHI granted 23,760 Restricted Stock Units (RSU’s) to non-employee Directors, 140,311 Performance Shares Awards to officers, 186,000 nonqualified stock options to non-officer employees and 420,916 nonqualified stock options to officers. EHI adopted SFAS 123(R)—Share Based Payment (SFAS No. 123(R)), on January 1, 2006, and under SFAS No. 123(R), share-based payments made to employees must be recognized in the consolidated statements of income based on their fair values over the employees’ service period. See Note 11 of the Consolidated Financial Statements of Employers Holdings, Inc. and Subsidiaries’ included herein for a detailed description of the stock-based compensation.

5.    Subsequent Events (Unaudited)

Acquisition of AmCOMP Incorporated (AmCOMP)

On January 10, 2008, the Company announced its intended acquisition of AmCOMP Incorporated. The Company believes this acquisition will provide significant opportunity to make progress in executing its strategic goals and achieving the vision of being a leader in the property and casualty insurance industry specializing in workers’ compensation. The transaction is valued at approximately $230 million, including the assumption of $37 million in debt. Under the terms of the Merger Agreement, which has been approved by the Boards of Directors of both companies, holders of AmCOMP’s approximately 15 million common shares will receive $12.50 in cash for each share of common stock. The Company expects to finance the purchase price through a combination of cash and issuance of debt. Completion of the transaction is subject to various conditions, including the receipt of required regulatory approvals and the approval by AmCOMP’s stockholders. The transaction is expected to be completed in the second quarter of 2008.

Bank Line of Credit

The Company has received a commitment for a $50.0 million Senior Secured Revolving Credit Facility from Wells Fargo Bank, National Association (Wells Fargo). The Company expects to finalize the agreement by the end of the second quarter of 2008. The Company anticipates that the line of credit will be used for general business and corporate purposes.

Stock Repurchase

On February 21, 2008, the EHI Board of Directors authorized a stock repurchase program of up to $100 million of the Company’s shares of common stock through June 30, 2009. EHI expects the shares to be purchased from time to time at prevailing market prices in the open market. The repurchases may be commenced or suspended from time to time without prior notice. There can be no assurance that EHI will complete any repurchases of its common stock pursuant to the program. As of the date of this filing, the Company has not repurchased any shares of common stock.

Stockholder Dividend

On February 21, 2008, the Board of Directors declared a $0.06 dividend per share, payable March 27, 2008, to stockholders of record on March 7, 2008.

Schedule VI.    Supplemental Information Concerning Property—Casualty Insurance Operations

Employers Holdings, Inc. and Subsidiaries

Consolidated Supplemental Information Concerning Property and Casualty Insurance Operations

Year Ended	Deferred Policy Acquisition Costs	Reserves For Unpaid Losses And Loss Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Loss and LAE Related to Current Year	Loss and LAE Related to Prior Years	Amortization of Deferred Policy Acquisition Costs	Paid Loss And Loss Adjustment Expenses	Net Premiums Written
(in thousands)
2007	$14,901	$2,269,710	$63,924	$346,884	$78,623	$221,347	$(60,011)	$46,109	$153,919	$338,569
2006	$13,767	$2,307,755	$73,255	$392,986	$68,187	$256,257	$(107,129)	$58,358	$147,957	$387,184
2005	$12,961	$2,349,981	$80,735	$438,250	$54,416	$333,497	$(78,053)	$62,208	$136,777	$439,721

Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among AmCOMP Incorporated, Employers Holdings, Inc. and Sapphire Acquisition Corporation, dated as of January 10, 2008		8-K	2.1	January 10, 2008
3.1	Amended and Restated Articles of Incorporation of Employers Holdings, Inc.		10-K	3.1	March 30, 2007
3.2	Amended and Restated Bylaws of Employers Holdings, Inc.		10-K	3.1	March 30, 2007
4.1	Form of Common Stock Certificate		S-1/A	4.1	January 18, 2007
10.1	Quota Share Reinsurance Agreement, dated as of June 30, 1999, between State Industrial Insurance System of Nevada, D.B.A.: Employers Insurance Company of Nevada and the various Reinsurers as identified by the Interests and Liabilities Agreements attached thereto(1)		S-1/A	10.1	January 18, 2007
10.2	Producer Agreement, dated as of May 1, 2005, between Employers Compensation Insurance Company and Automatic Data Processing Insurance Agency, Inc.(1)		S-1/A	10.2	January 18, 2007

Exhibit No.		Description of Exhibit	Included Herewith	Incorporated by Reference Herein
				Form	Exhibit	Filing Date
10.3		Joint Marketing and Network Access Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	10.3	January 18, 2007
10.4		Joint Marketing and Network Access Agreement, dated as of July 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	10.4	January 18, 2007
*10	.5	Employment Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Ann W. Nelson		S-1	10.5	December 4, 2006
*10	.6	Employment Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Lenard T. Ormsby		S-1	10.6	December 4, 2006
*10	.7	Employment Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Martin J. Welch		S-1	10.7	December 4, 2006
*10	.8	Employment Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and William E. Yocke		S-1	10.8	December 4, 2006
*10	.9	Employment Agreement, dated as of February 1, 2006, between Employers Insurance Company of Nevada and Douglas D. Dirks		S-1	10.9	December 4, 2006
*10	.10	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between Employers Insurance Company of Nevada, Employers Holdings, Inc. and Ann W. Nelson		S-1/A	10.12	January 18, 2007

Exhibit No.		Description of Exhibit	Included Herewith	Incorporated by Reference Herein
				Form	Exhibit	Filing Date
*10	.11	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between Employers Insurance Company of Nevada, Employers Holdings, Inc. and Lenard T. Ormsby		S-1/A	10.13	January 18, 2007
*10	.12	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between Employers Insurance Company of Nevada, Employers Holdings, Inc. and Martin J. Welch		S-1/A	10.14	January 18, 2007
*10	.13	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between Employers Insurance Company of Nevada, Employers Holdings, Inc. and William E. Yocke		S-1/A	10.15	January 18, 2007
*10	.14	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between Employers Insurance Company of Nevada, Employers Holdings, Inc. and Douglas D. Dirks		S-1/A	10.16	January 18, 2007
*10	.15	Employers Holdings, Inc. Equity and Incentive Plan		10-K	10.15	March 30, 2007
21.1		Subsidiaries of Employers Holdings, Inc.	X
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1		Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2		Certification of William E. Yocke Pursuant to Section 302	X
32.1		Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2		Certification of William E. Yocke Pursuant to Section 906	X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reno, State of Nevada on March 14, 2008.

EMPLOYERS HOLDINGS, INC.
By: /s/ Douglas D. Dirks Name: Douglas D. Dirks Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Kolesar	Chairman of the Board	March 14, 2008

Robert J. Kolesar

/s/ Douglas D. Dirks	President and Chief Executive Officer, Director (Principal Executive Officer)	March 14, 2008

Douglas D. Dirks

/s/ William E. Yocke	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

William E. Yocke

/s/ Richard W. Blakey	Director	March 14, 2008

Richard W. Blakey

/s/ Valerie R. Glenn	Director	March 14, 2008

Valerie R. Glenn

/s/ Rose E. McKinney-James	Director	March 14, 2008

Rose E. McKinney-James

/s/ Ronald F. Mosher	Director	March 14, 2008

Ronald F. Mosher

/s/ Katherine W. Ong	Director	March 14, 2008

Katherine W. Ong

/s/ Michael D. Rumbolz	Director	March 14, 2008

Michael D. Rumbolz

/s/ John P. Sande III	Director	March 14, 2008

John P. Sande III

/s/ Martin J. Welch	Director	March 14, 2008

Martin J. Welch