Form 10-K/A
period 2007-12-31
Employers Holdings, Inc.
filed 2008-04-25
CIK 1379041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Employers Holdings, Inc. (the ‘‘Company’’) is filing this Amendment No. 1 on Form 10-K/A (‘‘Amendment No. 1’’) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 14, 2008 (the ‘‘Annual Report’’), for the sole purpose of correcting a typographical error on the date indicated on Exhibit 32.1 and Exhibit 32.2, Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits and Item 15, ‘‘Exhibits,’’ have been revised accordingly.

This Amendment No. 1 is not intended to, nor does it, reflect events occurring after the filing of the Annual Report, and does not modify or update the disclosures therein in any way other than as required to reflect the change described above.

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

Schedule VI.    Supplemental Information Concerning Property—Casualty Insurance Operations

Employers Holdings, Inc. and Subsidiaries

Consolidated Supplemental Information Concerning Property and Casualty Insurance Operations

Year Ended	Deferred Policy Acquisition Costs	Reserves For Unpaid Losses And Loss Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Loss and LAE Related to Current Year	Loss and LAE Related to Prior Years	Amortization of Deferred Policy Acquisition Costs	Paid Loss And Loss Adjustment Expenses	Net Premiums Written
(in thousands)
2007	$14,901	$2,269,710	$63,924	$346,884	$78,623	$221,347	$(60,011)	$46,109	$153,919	$338,569
2006	$13,767	$2,307,755	$73,255	$392,986	$68,187	$256,257	$(107,129)	$58,358	$147,957	$387,184
2005	$12,961	$2,349,981	$80,735	$438,250	$54,416	$333,497	$(78,053)	$62,208	$136,777	$439,721

Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among AmCOMP Incorporated, Employers Holdings, Inc. and Sapphire Acquisition Corporation, dated as of January 10, 2008		8-K	2.1	January 10, 2008
3.1	Amended and Restated Articles of Incorporation of Employers Holdings, Inc.		10-K	3.1	March 30, 2007
3.2	Amended and Restated Bylaws of Employers Holdings, Inc.		10-K	3.1	March 30, 2007
4.1	Form of Common Stock Certificate		S-1/A	4.1	January 18, 2007
10.1	Quota Share Reinsurance Agreement, dated as of June 30, 1999, between State Industrial Insurance System of Nevada, D.B.A.: Employers Insurance Company of Nevada and the various Reinsurers as identified by the Interests and Liabilities Agreements attached thereto(1)		S-1/A	10.1	January 18, 2007
10.2	Producer Agreement, dated as of May 1, 2005, between Employers Compensation Insurance Company and Automatic Data Processing Insurance Agency, Inc.(1)		S-1/A	10.2	January 18, 2007

Exhibit No.		Description of Exhibit	Included Herewith	Incorporated by Reference Herein
				Form	Exhibit	Filing Date
10.3		Joint Marketing and Network Access Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	10.3	January 18, 2007
10.4		Joint Marketing and Network Access Agreement, dated as of July 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	10.4	January 18, 2007
*10	.5	Employment Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Ann W. Nelson		S-1	10.5	December 4, 2006
*10	.6	Employment Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Lenard T. Ormsby		S-1	10.6	December 4, 2006
*10	.7	Employment Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Martin J. Welch		S-1	10.7	December 4, 2006
*10	.8	Employment Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and William E. Yocke		S-1	10.8	December 4, 2006
*10	.9	Employment Agreement, dated as of February 1, 2006, between Employers Insurance Company of Nevada and Douglas D. Dirks		S-1	10.9	December 4, 2006
*10	.10	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between Employers Insurance Company of Nevada, Employers Holdings, Inc. and Ann W. Nelson		S-1/A	10.12	January 18, 2007

Exhibit No.		Description of Exhibit	Included Herewith	Incorporated by Reference Herein
				Form	Exhibit	Filing Date
*10	.11	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between Employers Insurance Company of Nevada, Employers Holdings, Inc. and Lenard T. Ormsby		S-1/A	10.13	January 18, 2007
*10	.12	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between Employers Insurance Company of Nevada, Employers Holdings, Inc. and Martin J. Welch		S-1/A	10.14	January 18, 2007
*10	.13	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between Employers Insurance Company of Nevada, Employers Holdings, Inc. and William E. Yocke		S-1/A	10.15	January 18, 2007
*10	.14	Amendment No. 1 to Employment Agreement, dated as of January 1, 2007, between Employers Insurance Company of Nevada, Employers Holdings, Inc. and Douglas D. Dirks		S-1/A	10.16	January 18, 2007
*10	.15	Employers Holdings, Inc. Equity and Incentive Plan		10-K	10.15	March 30, 2007
21.1		Subsidiaries of Employers Holdings, Inc.	X
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm†
31.1		Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2		Certification of William E. Yocke Pursuant to Section 302	X
32.1		Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2		Certification of William E. Yocke Pursuant to Section 906	X

For purposes of the incorporation by reference of documents as Exhibits, all references to Forms S-1 and S-1/A of Employers Holdings, Inc. refer to Forms S-1 and S-1/A filed with the Commission under Registration Number 333-139092.

*	Asterisks identify management contracts and compensatory plans or arrangements.
†	Previously filed.
(1)	Confidential treatment has been requested for certain confidential portions of this exhibit; these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reno, State of Nevada on April 25, 2008.

EMPLOYERS HOLDINGS, INC.
By: /s/ Douglas D. Dirks Name: Douglas D. Dirks Title: Chief Executive Officer