Form 10-Q
period 2008-03-31
Employers Holdings, Inc.
filed 2008-05-13
CIK 1379041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-33245

EMPLOYERS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	04-3850065
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10375 Professional Circle, Reno, Nevada 89521

(Address of Principal Executive Offices and Zip Code)

(888) 682-6671
(Registrant’s telephone number, including area code)

9790 Gateway Drive, Reno, Nevada 89521
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘non-accelerated filer,’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer      Non-accelerated filer    Smaller reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

Class	May 8, 2008
Common Stock, $0.01 par value per share	49,421,435 shares outstanding

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share data)

	As of March 31, 2008	As of December 31, 2007
	(unaudited)
Assets
Available for sale:
Fixed maturity investments at fair value (amortized cost $1,578,407 at March 31, 2008 and $1,594,159 at December 31, 2007)	$1,605,497	$1,618,903
Equity securities at fair value (cost $59,059 at March 31, 2008 and $60,551 at December 31, 2007)	95,257	107,377
Total investments	1,700,754	1,726,280
Cash and cash equivalents	178,105	149,703
Accrued investment income	18,623	19,345
Premiums receivable, less bad debt allowance of $6,234 at March 31, 2008 and $6,037 at December 31, 2007	31,284	36,402
Reinsurance recoverable for:
Paid losses	11,141	10,218
Unpaid losses, less allowance of $1,308 at each period	1,041,686	1,051,333
Funds held by or deposited with reinsureds	93,973	95,884
Deferred policy acquisition costs	15,032	14,901
Deferred income taxes, net	58,098	59,730
Property and equipment, net	14,440	14,133
Other assets	16,368	13,299
Total assets	$3,179,504	$3,191,228
Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,255,240	$2,269,710
Unearned premiums	64,997	63,924
Policyholders’ dividends accrued	197	386
Total claims and policy liabilities	2,320,434	2,334,020
Commissions and premium taxes payable	8,205	7,493
Federal income taxes payable	10,867	13,884
Accounts payable and accrued expenses	12,456	20,682
Deferred reinsurance gain – LPT Agreement	420,210	425,002
Other liabilities	11,107	10,694
Total liabilities	$2,783,279	$2,811,775
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,527,907 and 53,527,907 shares issued and 49,560,635 and 49,616,635 shares outstanding at March 31, 2008, and at December 31, 2007, respectively	$535	$535
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	303,494	302,862
Retained earnings	127,053	104,536
Accumulated other comprehensive income, net	41,137	46,520
Treasury stock, at cost (3,967,272 shares at March 31, 2008 and 3,911,272 shares at December 31, 2007)	(75,994)	(75,000)
Total stockholders’ equity	396,225	379,453
Total liabilities and stockholders’ equity	$3,179,504	$3,191,228

See accompanying unaudited notes to consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended March 31,
	2008	2007
	(unaudited)
Revenues
Net premiums earned	$75,896	$89,792
Net investment income	18,903	20,835
Realized (losses) gains on investments, net	(1,488)	190
Other income	438	1,140
Total revenues	93,749	111,957
Expenses
Losses and loss adjustment expenses	30,614	41,667
Commission expense	10,623	11,721
Underwriting and other operating expense	21,726	23,300
Total expenses	62,963	76,688
Net income before income taxes	30,786	35,269
Income taxes	5,292	7,403
Net income	$25,494	$27,866
Net income after date of conversion (Note 2)		$21,395

Earnings per common share for the periods (Note 9):

	For the three months ended March 31, 2008	For the period February 5, 2007 through March 31, 2007
Basic	$0.51	$0.40
Diluted	$0.51	$0.40

		Pro forma for the three months ended March 31, 2007
Basic		$0.53
Diluted		$0.53
Cash dividends declared per share	$0.06

See accompanying unaudited notes to consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income, net	Treasury stock, at cost	Total Stockholders’ equity
	Shares	Amount
	(unaudited)
Balance, January 1, 2007	—	$—	$—	$274,602	$29,175	$—	$303,777
Conversion transaction (Note 2)	22,765,407	227	(182,143)	(281,073)	—	—	(462,989)
Initial public offering transaction (Note 2)	30,762,500	308	483,285	—	—	—	483,593
Stock based compensation, net	—	—	140	—	—	—	140
Comprehensive income:
Net income before conversion	—	—	—	6,471	—	—	6,471
Net income after conversion	—	—	—	21,395	—	—	21,395
Net income for the period	—	—	—	27,866	—	—	27,866
Change in net unrealized gains on investments, net of taxes	—	—	—	—	(411)	—	(411)
Comprehensive income							27,455
Balance, March 31, 2007	53,527,907	$535	$301,282	$21,395	$28,764	$—	$351,976
Balance, January 1, 2008	53,527,907	$535	$302,862	$104,536	$46,520	$(75,000)	$379,453
Stock based compensation, net	—	—	632	—	—	—	632
Acquisition of treasury stock (Note 8)	—	—	—	—	—	$(994)	(994)
Dividend to common stockholders	—	—	—	(2,977)	—	—	(2,977)
Comprehensive income:
Net income for the period	—	—	—	25,494	—	—	25,494
Change in net unrealized gains on investments, net of taxes	—	—	—	—	(5,383)	—	(5,383)
Comprehensive income							20,111
Balance, March 31, 2008	53,527,907	$535	$303,494	$127,053	$41,137	$(75,994)	$396,225

See accompanying unaudited notes to consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2008	2007
	(unaudited)
Operating activities
Net income	$25,494	$27,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,618	1,569
Stock based compensation	632	140
Amortization of premium on investments, net	1,687	1,646
Allowance for doubtful accounts – premium receivable	197	404
Deferred income tax expense	4,531	3,229
Realized losses (gains) on investments, net	1,488	(190)
Change in operating assets and liabilities:
Accrued investment income	722	(73)
Premiums receivable	4,921	807
Reinsurance recoverable on paid and unpaid losses	8,724	9,146
Funds held by or deposited with reinsureds	1,911	1,711
Unpaid losses and loss adjustment expenses	(14,470)	(571)
Unearned premiums	1,073	2,257
Federal income taxes payable	(3,017)	(6,820)
Accounts payable, accrued expenses and other liabilities	(2,900)	(13,156)
Deferred reinsurance gain – LPT Agreement	(4,792)	(4,587)
Other	(1,734)	(5,346)
Net cash provided by operating activities	26,085	18,032
Investing activities
Purchase of fixed maturities	(5,414)	(102,784)
Purchase of equity securities	(764)	(701)
Proceeds from sale of fixed maturities	11,687	38,112
Proceeds from sale of equity securities	764	1,165
Proceeds from maturities and redemptions of investments	2,500	9,224
Capitalized acquisition costs	(758)	—
Capital expenditures and other, net	(1,925)	(467)
Net cash provided by (used in) investing activities	6,090	(55,451)
Financing activities
Issuance of common stock, net	—	486,903
Cash paid to eligible policyholders under plan of conversion	—	(462,989)
Acquisition of treasury stock	(796)	—
Dividends paid to stockholders	(2,977)	—
Net cash (used in) provided by financing activities	(3,773)	23,914
Net increase (decrease) in cash and cash equivalents	28,402	(13,505)
Cash and cash equivalents at the beginning of the period	149,703	79,984
Cash and cash equivalents at the end of the period	$178,105	$66,479
Schedule of noncash transactions
Stock issued in exchange for membership interest	$—	$281,073

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Employers Holdings, Inc. (EHI) is a holding company and successor to EIG Mutual Holding Company (EIG), which was incorporated in Nevada in 2005. EHI conducts substantially all its business through its two wholly-owned insurance subsidiaries, Employers Insurance Company of Nevada (EICN) and Employers Compensation Insurance Company (ECIC), which are domiciled in Nevada and California, respectively. Unless otherwise indicated, all references to the ‘‘Company’’ refer to EHI, together with its subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s 2007 Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2007, and should be read together with the Annual Report.

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

Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are the estimate of the unpaid losses and loss adjustment expenses (LAE), evaluation of reinsurance recoverables, recognition of premium revenue, deferred policy acquisition costs, deferred income taxes and the valuation of investments.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (Revised 2007) – Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) significantly changes the accounting for business combinations and requires the acquiring entity in the transaction to recognize the acquired assets and assumed liabilities at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, which for the Company would include business combinations that are completed after January 1, 2009. Early adoption is prohibited. The adoption of SFAS No. 141(R) will have an impact on the consolidated financial statements for any business combinations completed after January 1, 2009.

2.    Conversion and Initial Public Offering

Effective February 5, 2007, under the terms of a plan of conversion, EIG converted from a mutual insurance holding company to a stock company (the Conversion). All membership interests in EIG were extinguished on that date and eligible members of EIG received, in aggregate, 22,765,407 shares of EHI’s common stock and $463.0 million of cash.

In addition, effective February 5, 2007, EHI completed its Initial Public Offering (IPO) in which it issued 30,762,500 shares of its common stock at a price of $17.00 per share. The cash proceeds of the IPO, after underwriting discounts and commission of $34.0 million and offering and conversion costs of $16.3 million, were $472.7 million of which $9.7 million was retained by EHI and was used for working capital, payment of dividends on common stock, repurchase of shares of common stock and other general corporate purposes.

Upon completion of EHI’s IPO, the capitalized issuance costs related to the IPO of $5.4 million were netted against the IPO proceeds in additional paid-in capital in the accompanying consolidated balance sheets. The costs related to the Conversion were $10.9 million. Conversion expenses consisted primarily of printing and mailing costs and the aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants. These costs have no tax benefit and were expensed as incurred.

3.    Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), which provides a common definition of fair value and establishes a framework to make the measurement of fair value more consistent and comparable. The Company’s adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements or results of operations.

Additionally on January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 159). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The Company’s adoption of SFAS No. 159 did not have a material impact on its consolidated financial statements or results of operations.

The following table presents the items on the accompanying consolidated balance sheet that are stated at fair value and the fair value measurements used as of March 31, 2008:

	Available for Sale Securities
	Fixed Maturities	Equity Securities
	(in thousands)
Level 1: Quoted prices in active markets for identical assets	$—	$95,257
Level 2: Significant other observable inputs	1,598,014	—
Level 3: Unobservable inputs	7,483	—
Balance, March 31, 2008	$1,605,497	$95,257

The following table provides a reconciliation of the beginning and ending balances, for the above items, that are measured using Level 3: Unobservable inputs, for the three months ended March 31, 2008:

Fixed Maturities
(in thousands)
Balance, January 1, 2008	$7,384
Unrealized gains in other comprehensive income	99
Balance, March 31, 2008	$7,483

4.    Liability for Unpaid Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the liability for unpaid losses and LAE for the three months ended:

	March 31,
	2008	2007
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,269,710	$2,307,755
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	1,052,641	1,098,103
Net unpaid losses and LAE at beginning of period	1,217,069	1,209,652
Losses and LAE, net of reinsurance incurred in:
Current period	46,782	61,872
Prior periods	(11,376)	(15,618)
Total net losses and LAE incurred during the current period	35,406	46,254
Deduct payments for losses and LAE, net of reinsurance related to:
Current period	3,264	3,366
Prior periods	36,965	34,611
Total net payments for losses and LAE during the current period	40,229	37,977
Ending unpaid losses and LAE, net of reinsurance	1,212,246	1,217,929
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,042,994	1,089,255
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,255,240	$2,307,184

The above table excludes the impact of the amortization of the deferred gain – LPT Agreement and the reduction of the ceded reserves on the LPT Agreement (Note 5). The Company amortized $4.8 million and $4.6 million of the deferred gain for the three months ended March 31, 2008 and 2007, respectively, which are reflected in losses and LAE incurred in the consolidated statements of income.

The reduction in the liability for unpaid losses and LAE attributable to insured events of prior periods was $11.4 million and $15.6 million for the three months ended March 31, 2008 and 2007, respectively. The major sources of this favorable development are attributable to actual paid losses being less than expected and the continued recalibration of selected claim payment and emergence patterns used in the projection of future loss payments in the Company’s California and Nevada business as more information becomes known.

5.    LPT Agreement

The Company is a party to a 100% quota share retroactive reinsurance agreement (LPT Agreement) under which $1.5 billion in liabilities for losses and LAE related to claims incurred prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The initial deferred gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The Company amortized $4.8 million and $4.6 million of the deferred gain for the three months ended March 31, 2008 and 2007, respectively. The adjustments to the deferred gain are recorded in losses and LAE incurred in the accompanying consolidated statements of income. The remaining deferred gain was $420.2 million and $425.0 million as of March 31, 2008 and December 31, 2007, respectively, which is included in the accompanying consolidated balance sheets as deferred reinsurance gain – LPT Agreement.

6.    Credit Facility

On March 27, 2008, EHI and Wells Fargo Bank, National Association (Wells Fargo) entered into a $50.0 million Secured Revolving Credit Facility (Credit Facility), the proceeds of which can be used by the Company for general working capital purposes. Any advances made under the Credit Facility must be repaid by March 26, 2011. Amounts outstanding bear interest at a rate equal to, at the Company’s option: (a) Wells Fargo’s prime rate or (b) a fixed rate that is 0.30% above the LIBOR Rate then in effect. In addition, the Company is required to pay a quarterly commitment fee equal to 0.10% on any portion of the Credit Facility that is unused.

The Credit Facility is secured by securities with a fair value of $59.5 million, which are included in the accompanying consolidated balance sheet as fixed maturities investments. The Credit Facility contains customary non-financial covenants. As of March 31, 2008, EHI had no amounts borrowed under the Credit Facility.

7.    Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of changes in unrealized appreciation on investments classified as available-for-sale. The following table summarizes the components of accumulated other comprehensive income:

	March 31,
	2008	2007
	(in thousands)
Net unrealized gain on investment, before taxes	$63,288	$44,252
Deferred tax expense	(22,151)	(15,488)
Total accumulated other comprehensive income, net of taxes	$41,137	$28,764

The following table summarizes the change in the components of total comprehensive income for the three months ended:

	March 31,
	2008	2007
	(in thousands)
Unrealized losses arising during the period, before taxes	$(9,770)	$(443)
Less: income tax benefit	(3,420)	(155)
Unrealized losses arising during the period, net of taxes	(6,350)	(288)
Less reclassification adjustment:
(Losses) gains realized in net income	(1,488)	190
Income tax (benefit) expense	(521)	67
Reclassification adjustment for (losses) gains realized in net income	(967)	123
Other comprehensive loss	(5,383)	(411)
Net income	25,494	27,866
Total comprehensive income	$20,111	$27,455

8.    Stockholders’ Equity

Stock Repurchase Program

On February 21, 2008, the EHI Board of Directors authorized a stock repurchase program (the 2008 Program). The 2008 Program authorizes the Company to repurchase up to $100 million of the Company’s shares of common stock through June 30, 2009. As of March 31, 2008, the 2008 Program resulted in the repurchase of 56,000 shares at a cost of approximately $1.0 million. EHI expects the shares to be repurchased from time to time at prevailing market prices in open market or private transactions. The repurchases may be commenced or suspended from time to time without prior notice.

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

The following table presents the net income and the weighted average shares outstanding used in the earnings per common share calculations for the periods presented:

	Three months ended March 31, 2008	February 5, 2007 through March 31, 2007
	(in thousands, except share and per share data)
Net income available to common stockholders – basic and diluted	$25,494	$21,395
Weighted average number of common shares outstanding – basic	49,611,213	53,527,907
Effect of dilutive securities:
Performance share awards	19,896	—
Restricted stock units	15,444	—
Dilutive potential common shares	35,340	—
Weighted average number of common shares outstanding – diluted	49,646,553	53,527,907
Earnings per common share:
Basic	$0.51	$0.40
Diluted	$0.51	$0.40

For the three months ended March 31, 2008, earnings per common share – basic – was calculated using the three months of net income for the period and the actual weighted shares outstanding. Earnings per common share – diluted – is based on the actual weighted shares outstanding adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares that could have been purchased from the proceeds of the potentially dilutive shares. The Company’s outstanding options have been excluded in computing the diluted earnings per share for the three months ended March 31, 2008 because their inclusion would be anti-dilutive.

The earnings per common share – basic – for the period February 5, 2007 through March 31, 2007 was calculated using only the net income available to common stockholders for the period after the IPO, as shown on the consolidated statements of income, and the weighted average shares outstanding during the same period. Earnings per common share – diluted – is based on the actual weighted shares outstanding adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares that could have been purchased from the proceeds of the potentially dilutive shares. The Company’s outstanding options have been excluded in computing the diluted earnings per share for the period February 5, 2007 through March 31, 2007 because their inclusion would be anti-dilutive.

The pro forma earnings per common share presented on the accompanying consolidated statements of income is intended to depict the impact of the Conversion because neither EHI, nor its predecessor, EIG, had, prior to the Conversion, any outstanding common shares. The weighted average shares were 52,155,944 for the three months ended March 31, 2007. The weighted average shares are calculated using the weighted average shares outstanding of 50,000,002 for the period prior to the Conversion and 53,527,907 for the period after the Conversion through March 31, 2007. The Company’s outstanding options have been excluded in computing the pro forma diluted earnings per share for the three months ended March 31, 2007 because their inclusion would be anti-dilutive.

10.    Subsequent Events

Acquisition of AmCOMP Incorporated (AmCOMP)

On January 10, 2008, the Company announced its intended acquisition of AmCOMP Incorporated. The Company believes this acquisition will provide significant opportunity to accelerate the execution of its strategic goals and achieve its vision of being the leader in the property and casualty insurance industry specializing in workers’ compensation. The transaction is valued at approximately $230 million, including the assumption of $37 million in debt. Under the terms of the merger agreement, which has been approved by the Boards of Directors of both companies, holders of AmCOMP’s approximately 15 million common shares will receive $12.50 in cash for each share of common stock. The meeting of AmCOMP’s stockholders to vote on the approval of the transaction is scheduled for May 29, 2008. The Company expects to raise capital through the private placement of $150.0 million aggregate value of senior notes, due 2018. The net proceeds from this offering will be approximately $148.0 million. The Company expects to use the net proceeds and available cash to fund the acquisition of AmCOMP. The transaction is expected to be completed in the second quarter of 2008.

Stockholder Dividend

On May 8, 2008, the Board of Directors declared a $0.06 dividend per share, payable June 4, 2008, to stockholders of record on May 22, 2008.

Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘the Company’’ or similar terms refer to Employers Holding, Inc. (EHI), together with its subsidiaries. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the Securities and Exchange Commission (SEC), including our 2007 Annual Report on Form 10-K for the year ended December 31, 2007 (Annual Report).

The discussion under the heading ‘‘Risk Factors’’ in our Annual Report, as updated by the discussion in Part II, Item 1A of this quarterly report, and similar discussions in our other SEC filings describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks in addition to the other information in this report and in our other filings with the SEC before deciding to purchase, hold, or sell our common stock.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include those related to our expected financial position, business, financing plans, litigation, future premiums, revenues, earnings, pricing, investments, business relationships, expected losses, loss reserves, competition, and rate increases with respect to our business and the insurance industry in general. Statements that include the words ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘believe,’’ ‘‘project,’’ ‘‘estimate,’’ ‘‘may,’’ ‘‘should,’’ ‘‘continue,’’ ‘‘potential,’’ ‘‘forecast,’’ ‘‘anticipate,’’ ‘‘will’’ and similar statements of a future or forward-looking nature identify forward-looking statements.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	adequacy and accuracy of our pricing methodologies;

•	our dependence on a concentrated geographic area and on the workers’ compensation industry;

•	developments in the frequency or severity of claims and loss activity that our underwriting, reserving or investment practices do not anticipate based on historical experience or industry data;

•	changes in rating agency policies or practices;

•	negative developments in the workers’ compensation insurance industry;

•	increased competition on the basis of coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings and reputation;

•	changes in regulations or laws applicable to us, our policyholders or the agencies that sell our insurance;

•	changes in legal theories of liability under our insurance policies;

•	changes in general economic conditions, including interest rates, inflation and other factors;

•	effects of acts of war, terrorism or natural or man-made catastrophes;

•	non-receipt of expected payments, including reinsurance receivables;

•	performance of the financial markets and their effects on investment income and the fair value of investments;

•	possible failure of our information technology or communication systems;

•	adverse state and federal judicial decisions;

•	litigation and government proceedings;

•	possible loss of the services of any of our executive officers or other key personnel;

•	cyclical nature of the insurance industry;

•	investigations into issues and practices in the insurance industry;

•	changes in interest rates;

•	changes in demand for our products;

•	the possibility that our business and the business of AmCOMP will not be integrated successfully; and

•	possible disruption from the AmCOMP transaction making it more difficult to maintain relationships with customers, employees, agents and producers.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical or anticipated results, depending on a number of factors. These risks and uncertainties include, but are not limited to, those listed under the heading ‘‘Risk Factors’’ in our Annual Report, as updated by the discussion in Part II, Item 1A of this quarterly report. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by these cautionary statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Before making an investment decision, you should carefully consider all of the factors identified in this report that could cause actual results to differ.

Overview

EHI is a Nevada holding company and is the successor to EIG Mutual Holding Company (EIG), which was incorporated in Nevada in 2005. EHI’s principal executive offices are located at 10375 Professional Circle, Reno, Nevada. Our two insurance subsidiaries, Employers Insurance Company of Nevada (EICN) and Employers Compensation Insurance Company (ECIC), are domiciled in Nevada and California, respectively.

We are a specialty provider of workers’ compensation insurance focused on select small businesses engaged in low to medium hazard industries. Workers’ compensation is a statutory system under which an employer is required to provide coverage for its employees’ medical, disability, vocational rehabilitation and death benefit costs for work-related injuries or illnesses. Our business has historically targeted small businesses located primarily in several western states, with a concentration in California and Nevada. We distribute our products almost exclusively through independent agents and brokers and our strategic distribution partners. We operate in a single reportable segment with 13 territorial offices serving 12 states in which we are currently doing business.

On January 10, 2008, we announced our intended acquisition of AmCOMP Incorporated (AmCOMP). We believe this acquisition will provide significant opportunity to accelerate the execution of our strategic goals and achieve our vision of being the leader in the property and casualty insurance industry specializing in workers’ compensation. The transaction is valued at approximately $230 million, including the assumption of approximately $37 million in debt. Under the terms of the merger agreement, which has been approved by the Boards of Directors of both companies, holders of AmCOMP’s approximately 15 million common shares will receive $12.50 in cash for each share of common stock. We expect to raise capital through the private placement of $150.0 million aggregate value of senior notes, due 2018. The net proceeds from this offering will be approximately $148.0 million. We expect to use the net proceeds and available cash to fund the acquisition of AmCOMP. The transaction is expected to be completed in the second quarter of 2008.

In evaluating financing alternatives, we concluded that the benefits of obtaining assigned credit ratings from Moody’s Investor Services and Standard & Poor’s were outweighed by the projected costs of obtaining and maintaining those ratings. Consequently, we have decided not to obtain such ratings, have withdrawn our credit rating applications and intend to pursue a private debt placement (the proceeds of which, together with available cash, will be used to finance the purchase price of the acquisition).

Revenues

We derive our revenues primarily from the following:

Net Premiums Earned.    Our net premiums earned have historically been generated primarily in California and Nevada. In California, we have reduced our premium rates by 62.3% from September 2003 through March 31, 2008, including a decline of 38.1% since January 1, 2006. This compares with the recommendation of the California Workers’ Compensation Insurance Rating Bureau (WCIRB) of a 45.0% rate decline since January 1, 2006. In November 2007, the California Commissioner of Insurance (California Commissioner) recommended that there be no overall change in pure premium rates for policies written on or after January 1, 2008. This was the first recommendation of no rate decrease by the California Commissioner since the adoption of the reforms of 2003 and 2004. Our last filed rate change, a 4.5% rate decrease, was filed for new and renewal policies incepting on or after September 15, 2007.

On March 26, 2008, the WCIRB announced that it would not propose a July 1, 2008 pure premium rate change to the California Commissioner. The WCIRB concluded that recent indications did not warrant a rate change at this time. On May 9, 2008, the California Department of Insurance announced that stability in the workers’ compensation insurance marketplace had eliminated the immediate need for an interim pure premium rate advisory. WCIRB data indicates, and forecasts, that insurer pay-outs for workers’ compensation benefit costs have been relatively level since 2005.

On December 19, 2007, the Nevada Commissioner of Insurance (Nevada Commissioner) announced that the National Council on Compensation Insurance (NCCI) submitted a filing for an average voluntary loss cost decrease of 10.5% for new and renewal policies incepting on or after March 1, 2008. On February 6, 2008, the Nevada Commissioner approved the filing. The Nevada Commissioner cited decreasing claim frequency as the primary driver of the decrease, which more than offset increasing indemnity and medical costs per claim and cost of living benefit adjustments. We have adopted the approved loss costs effective for new and renewal policies incepting on or after March 1, 2008 with a revised loss cost modifier, the combination of which we expect will produce an average overall decrease of 5.0% on our premium rate level.

The decline in our premium revenue is reflective of the impact of rate reductions, increased price competition and economic conditions evidenced by slowing or declining employment.

The following table sets forth our direct premiums written by state and as a percentage of total direct premiums written for the three months ended March 31:

States	2008	Percentage of Total	2007	Percentage of Total
	(in thousands, except percentages)
California	$57,227	70.5%	$62,874	66.4%
Nevada	13,694	16.9	23,477	24.8
Colorado	3,026	3.7	3,136	3.3
Utah	1,785	2.2	1,878	2.0
Idaho	1,595	2.0	1,493	1.6
Montana	1,344	1.7	1,004	1.1
Arizona	932	1.1	444	0.5
Texas	755	0.9	272	0.3
Other	761	1.0	26	—
Total	$81,119	100.0%	$94,604	100.0%

During the first quarter of 2008, we wrote 70.5% and 16.9% of our direct premiums written in California and Nevada, respectively. We currently write business in ten other states (Arizona, Colorado, Florida, Idaho, Illinois, Montana, Oregon, Pennsylvania, Texas and Utah) and are licensed to write business in five additional states (Georgia, Maryland, Massachusetts, New Mexico and New York). We

commenced writing business in Pennsylvania in April, 2008. We also began writing business through Intego Insurance Services, LLC, a new strategic business partner, in April, 2008.

The number of policies in force, at the specified dates, was as follows:

States	March 31, 2008	December 31, 2007	March 31, 2007
California	25,635	24,986	22,615
Nevada	5,904	6,147	6,306
Other	2,703	2,566	2,001
Total	34,242	33,699	30,922

During the three months ended March 31, 2008, we realized an increase of 543 policies, or 1.6%, over the total number of policies in force at December 31, 2007. For the same three month period, policies in California increased by 649, or 2.6%, and policies in states other than California and Nevada increased by 137, or 5.3%, which was offset by a decline in policies in Nevada of 243, or 4.0%.

During the 12 months ended March 31, 2008, our policies in force increased by 3,320 policies, or 10.7%, over the total number of policies in force at March 31, 2007. For the same 12 month period, policies in California increased by 3,020, or 13.4%, and policies in states other than California and Nevada increased by 702, or 35.1%, which was offset by a decline in policies in Nevada of 402, or 6.4%. We believe the decline in policies in Nevada is a direct result of economic conditions and competitive pressures. We have not observed a similar impact on policy counts in California.

Rate changes have been adopted in other states in which we operate. Overall, we expect to see declining total premium in 2008 with policy count growth reducing, but not completely offsetting the decline in total premiums written. However, we cannot determine how these trends will ultimately impact our financial position and results of operations.

Expenses

Our expenses consist of the following:

Losses and Loss Adjustment Expenses (LAE).    Losses and LAE represent our largest expense item and include claim payments made, estimates for future claim payments and changes in those estimates for current and prior periods and costs associated with investigating, defending, and adjusting claims. The quality of our financial reporting depends in large part on accurately predicting our losses and LAE, which are inherently uncertain as they are estimates of the ultimate cost of individual claims based on actuarial estimation techniques. In states other than Nevada, we have a short operating history and must rely on a combination of industry experience and our specific experience to establish our best estimate of losses and LAE reserves. The interpretation of historical data can be impacted by external forces, principally legislative changes, economic fluctuations and legal trends. In recent years, we experienced lower losses and LAE in California than we anticipated due to factors such as regulatory reform designed to reduce loss costs in that market.

Commission Expense.    Commission expense includes commissions to our agents and brokers for the premiums that they produce for us, incentive payments, other direct marketing costs and fees. Commission expense is net of contingent commission income related to the retroactive 100% quota share reinsurance agreement (LPT Agreement). Also, commissions paid to our agents and brokers are deferred and amortized to commission expense in our statement of income as the premiums generating these commissions are earned. We pay commissions that we believe are competitive with other workers’ compensation insurers. We generally pay agents a commission of between 10.0% to 12.5% on premiums written relating to new and renewal business.

Underwriting and Other Operating Expense.    Underwriting and other operating expense includes the costs to acquire and maintain an insurance policy (excluding commissions) consisting of premium taxes and certain other general expenses that vary with, and are primarily related to, producing new or renewal business. These acquisition costs are deferred and amortized to underwriting and other operating expense in the statement of income as the related premiums are earned. Other underwriting expenses consist of policyholder dividends and general administrative expenses such as salaries and benefits, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, and fees and assessments of boards, bureaus and statistical agencies for policy service and administration items such as manuals, rating plans and experience data. Our underwriting and other operating expense is a reflection of our operational efficiency in producing, underwriting and administering our business. We anticipate that the application of technology will, over time, reduce transaction costs and support future profitable growth.

Results of Operations

The following table summarizes our consolidated financial results for the three months ended March 31, 2008 and March 31, 2007:

	2008	2007	Increase (Decrease) 2008 Over 2007	Percentage Increase (Decrease) 2008 Over 2007
	(in thousands, except for percentages)
Selected Financial Data:
Gross premiums written	$81,674	$96,450	$(14,776)	(15.3)%
Net premiums written	79,104	93,211	(14,107)	(15.1)
Net premiums earned	$75,896	$89,792	$(13,896)	(15.5)%
Net investment income	18,903	20,835	(1,932)	(9.3)
Realized (losses) gains on investments, net	(1,488)	190	(1,678)	n/a
Other income	438	1,140	(702)	(61.6)
Total revenues	93,749	111,957	(18,208)	(16.3)
Losses and LAE	30,614	41,667	(11,053)	(26.5)
Commission expense	10,623	11,721	(1,098)	(9.4)
Underwriting and other operating expense	21,726	23,300	(1,574)	(6.8)
Income taxes	5,292	7,403	(2,111)	(28.5)
Total expenses	68,255	84,091	(15,836)	(18.8)
Net income	$25,494	$27,866	$(2,372)	(8.5)%
Selected Operating Data:
Combined ratio(1)	83.0%	85.4%	(2.4)%	n/a
Net income before impact of LPT Agreement(2)	$20,702	$23,279	$(2,576)	(11.1)%

(1)	The combined ratio is calculated by dividing the sum of losses and LAE, commission, underwriting and other operating expenses by net premiums earned.
(2)	We define net income before impact of LPT Agreement as net income less: (a) amortization of deferred reinsurance gain – LPT Agreement and (b) adjustments to LPT Agreement ceded reserves. Deferred reinsurance gain – LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of LPT Agreement is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to net income before income taxes and net income or any other measure of performance derived in accordance with GAAP.

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

The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the three months ended:

	March 31,
	2008	2007
	(in thousands)
Net income	$25,494	$27,866
Less impact of LPT Agreement:
Amortization of deferred reinsurance gain – LPT Agreement	4,792	4,587
Adjustment to LPT Agreement ceded reserves(a)	—	—
Net income before impact of LPT Agreement	$20,702	$23,279

(a)	Any adjustment to the estimated direct reserves ceded under the LPT Agreement is reflected in losses and LAE for the period during which the adjustment is determined, with a corresponding increase or decrease in net income in the period. There is a corresponding change to the reinsurance recoverables on unpaid losses as well as the deferred reinsurance gain. A cumulative adjustment to the amortization of the deferred gain is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. See Note 5 in the notes to our consolidated financial statements which are included elsewhere in this report.

Gross Premiums Written.    Gross premiums written decreased $14.8 million, or 15.3%, to $81.7 million for the three months ended March 31, 2008, from $96.5 million for the quarter ended March 31, 2007. The decrease in gross premiums written is primarily due to the impact of rate reductions, the effects of increased competition and changes in economic and business conditions. This has resulted in a decrease in renewals and a decrease in the average size of policies written, partially offset by a 10.7% increase in overall policy count. Compared to the first quarter of 2007, the average rate level of premiums written during the first quarter of 2008 was 16.6% lower in California due to rate decreases in April 2006 of 10.5%, July 2006 of 12.7%, January 2007 of 9.9% and September 2007 of 4.5%. The average overall in force policy premium at March 31, 2008 decreased to $9,050, or 18.4%, from $11,091 at March 31, 2007. The policy count increase was primarily attributable to sales and marketing efforts in our California market. The number of in force policies in California increased 13.4%, or 3,020.

Net Premiums Written.    Net premiums written decreased $14.1 million, or 15.1%, to $79.1 million for the three months ended March 31, 2008, from $93.2 million for the three months ended March 31, 2007. The decrease was primarily attributable to a $14.8 million decrease in gross premiums written for the same period. Ceded premiums for the three months ended March 31, 2008 were $2.6 million, or 3.1%, of gross premiums written as compared to $3.2 million, or 3.4%, of gross premiums written for the three months ended March 31, 2007. The decrease in ceded premiums was primarily the result of the decrease in gross premiums written for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

Net Premiums Earned.    Net premiums earned decreased $13.9 million, or 15.5%, to $75.9 million for the three months ended March 31, 2008, from $89.8 million for the three months ended March 31, 2007. The decrease in net premiums earned for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, was primarily the result of the decrease in net premiums written.

Net Investment Income.    Net investment income decreased $1.9 million, or 9.3%, to $18.9 million for the three months ended March 31, 2008, from $20.8 million for the three months ended March 31, 2007. The decrease was primarily attributable to one-time investment income received in the first quarter of 2007 from the net proceeds from the sale of shares of common stock in EHI’s IPO. The net proceeds generated $1.8 million interest income prior to distribution to eligible members for the three months ended March 31, 2007.

Realized Gains (Losses) on Investments.    Realized losses on investments for the three months ended March 31, 2008, totaled $1.5 million as compared to realized gains of $0.2 million for the three months ended March 31, 2007. The decrease is the result of other-than-temporary impairment on equity securities of $1.5 million for the three months ended March 31, 2008. The impairment was primarily due to a decline in the value of equity securities in the financial services sector.

Losses and LAE.    Losses and LAE decreased $11.1 million, or 26.5%, to $30.6 million for the three months ended March 31, 2008, from $41.7 million for the three months ended March 31, 2007. The decrease was primarily due to the quarter over quarter change in net earned premium which reduced losses and LAE by approximately $9.6 million. The remainder of the decrease, $1.5 million, was related to the change in the loss and LAE ratio discussed below.

Losses and LAE were 40.3% and 46.4% of net premiums earned for the three months ended March 31, 2008 and 2007, respectively. The 6.1 percentage point decrease in the losses and LAE ratio was primarily the result of three factors. First, in the second through the fourth quarter of 2007, we reduced the then current accident year loss estimates by a total of 6.3 percentage points, which comprises substantially all of the variance between our current accident year loss estimate of 61.6% for the three months ended March 31, 2008 compared with 68.9% for the three months ended March 31, 2007. Second, favorable prior accident year development was $11.4 million in the three months ended March 31, 2008 compared with $15.6 million for the three months ended March 31, 2007, which resulted in a relative increase of 2.4 percentage points. Lastly, the change in the relative impact of amortization of the deferred gain due to reduced earned premiums in the three months ended March 31, 2008 over the three months ended March 31, 2007 reduced the current year accident losses by 1.2 percentage points.

The table below reflects the losses and LAE reserve adjustments for the three months ended:

	March 31,
	2008	2007
	(in millions)
Prior accident year favorable development, net	$11.4	$15.6
LPT reserve favorable change	$—	$—
LPT amortization of the deferred reinsurance gain	$4.8	$4.6

There was no adjustment in either period to the direct reserves subject to the LPT Agreement. Losses and LAE include amortization of deferred reinsurance gain – LPT Agreement of $4.8 million and $4.6 million for the three months ended March 31, 2008 and 2007, respectively. Excluding the impact from the LPT Agreement, losses and LAE would have been $35.4 million and $46.3 million, or 46.7% and 51.5%, of net premiums earned for the three months ended March 31, 2008 and 2007, respectively.

Commission Expense.    Commission expense decreased $1.1 million, or 9.4%, to $10.6 million for the three months ended March 31, 2008, from $11.7 million for the three months ended March 31, 2007. Commission expense was 14.0% and 13.1% of net premiums earned for the three months ended March 31, 2008 and 2007, respectively. Commission expense decreased approximately $1.7 million due to a decrease in net premiums earned of $13.9 million, which was partially offset by a $0.5 million increase in agency incentive commissions.

Underwriting and Other Operating Expense.    Underwriting and other operating expense decreased $1.6 million, or 6.8%, to $21.7 million for the three months ended March 31, 2008, from $23.3 million for the three months ended March 31, 2007. The decrease was primarily due to a $1.6 million reduction in consulting and professional fees, a $1.6 million decline in premium taxes attributable to lower net premiums earned and $0.4 million reduction in general operating expenses. These decreases were partially offset by an increase of $1.8 million in salaries and related benefits.

The decrease in our consulting and professional fees was primarily due to one-time incurred expenses related to the conversion from a mutual holding company to a stock company in 2007.

The increase in salaries and related benefits was due to annual merit increases and increased benefit costs. Employee benefit increases include higher benefit costs for medical coverage and the 2007 Equity and Incentive Plan.

Income Taxes.    Income taxes decreased $2.1 million, or 28.5%, to $5.3 million for the three months ended March 31, 2008, from $7.4 million for the three months ended March 31, 2007. The decrease in income taxes was primarily due to a $4.5 million decrease in pre-tax income. Also, the effective tax rate for the three months ended March 31, 2008, was 17.2% compared to a 21.0% for the same period in 2007. The effective tax rate was impacted by non-deductible expenses related to the conversion in the three months ended March 31, 2007.

Net Income.    Net income decreased $2.4 million, or 8.5%, to $25.5 million for the three months ended March 31, 2008, from $27.9 million for the three months ended March 31, 2007. The decrease in net income was caused by several factors including decreased premium and realized losses from other-than-temporary impairments, partially offset by a decrease in the effective tax rate for the three months ended March 31, 2008. Net premiums earned decreased by $13.9 million, or 15.5%, while losses and LAE decreased by $11.1 million, or 26.5%, in part due to current and prior year favorable accident year loss adjustments for the three months ended March 31, 2008.

Net income includes amortization of deferred reinsurance gain – LPT Agreement of $4.8 million and $4.6 million for the three months ended March 31, 2008 and 2007, respectively. Excluding the LPT Agreement items, net income would have been $20.7 million and $23.3 million for the three months ended March 31, 2008 and 2007, respectively.

Combined Ratio.    The combined ratio decreased 2.4 percentage points, to 83.0%, for the three months ended March 31, 2008, from 85.4% for the three months ended March 31, 2007. The change in combined ratio was primarily due to lower losses and LAE related to current and prior year favorable accident year loss adjustments, partially offset by the increase in the underwriting and other operating expense ratio, which was impacted by lower earned premium.

Liquidity and Capital Resources

Parent Company.    The primary objectives in managing our liquidity are: (a) to ensure that there is adequate cash available in the insurance subsidiaries to pay claims and general operating expenses and (b) to ensure EHI has adequate cash to service debt (if any), pay stockholder dividends, and cover holding company expenses. The prudent management of capital resources ensures that there is adequate capital to fund our liquidity needs.

We are a holding company and substantially all of our operations are conducted through our insurance subsidiaries, EICN and ECIC. Dividends to EHI from our insurance subsidiaries are contingent upon our subsidiaries’ earnings and subject to business considerations and regulatory requirements. Our primary uses of cash have been dividend payments to our stockholders, repurchases of our common stock, and general operating expenses.

On March 27, 2008, EHI and Wells Fargo Bank, National Association (Wells Fargo) entered into a $50.0 million Secured Revolving Credit Facility (Credit Facility), which provides that any advances made under the Credit Facility must be repaid by March 26, 2011. Amounts outstanding bear interest at a rate equal to, at the Company’s option: (a) Wells Fargo’s prime rate or (b) a fixed rate that is 0.30% above the LIBOR Rate then in effect. In addition, the Company is required to pay a quarterly commitment fee equal to 0.10% on any portion of the Credit Facility that is unused.

The Credit Facility is secured by fixed maturity securities with a fair value of $59.5 million with an aggregate par value of $55.0 million. The Credit Facility contains customary non-financial covenants. As of March 31, 2008, EHI had not borrowed against the Credit Facility.

We have historically met our cash requirements and financed our growth principally from underwriting operations, asset maturities and income received from investments. However, the acquisition of AmCOMP is expected to be funded through a combination of available cash and net proceeds of approximately $148.0 million from the issuance of $150.0 million of senior notes.

On February 21, 2008, the EHI Board of Directors authorized a stock repurchase program (the 2008 Program) of up to $100 million of EHI’s common stock through June 30, 2009. EHI expects the shares to be repurchased from time to time at prevailing market prices in open market or private transactions. The repurchases may be commenced or suspended from time to time without prior notice. There can be no assurance that we will continue to undertake any repurchase of our common stock pursuant to the 2008 Program. Through March 31, 2008, the Company has repurchased 56,000 shares of common stock, at the average price paid including commissions of $17.75 per share, for a total of approximately $1.0 million.

On May 8, 2008, the Board of Directors declared a $0.06 dividend per share, payable June 4, 2008, to stockholders of record on May 22, 2008.

Operating Subsidiaries.    The primary sources of cash for EICN and ECIC, our insurance operating subsidiaries, are funds generated from underwriting operations, asset maturities and income received from investments. We use trend and variance analyses to project future cash needs at both the consolidated and subsidiary levels. Cash provided from these sources has historically been used primarily for claims and loss adjustment expense payments and operating expenses. In the future, we also expect to have sufficient cash from these sources for the payment of dividends to the parent holding company to the extent permitted by law.

We closely monitor the duration of our investments and investment purchases, and sales are executed with the objective of having adequate funds available for the payment of claims at the subsidiary level and for the subsidiaries to pay dividends to EHI. Because our investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations or rebalance asset portfolios. At March 31, 2008, 94% of our investment portfolio consisted of fixed maturity and short-term investments and 6% consisted of equity securities.

The ongoing availability of cash to pay claims is dependent upon our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe losses and catastrophic events. On July 1, 2007, we entered into a new reinsurance treaty that is effective through July 1, 2008. The treaty consists of two master interests and liabilities agreements, one excess of loss agreement and one catastrophic loss agreement. The treaty provides coverage up to $200.0 million per loss occurrence, subject to certain exclusions. Our loss retention for the treaty year beginning July 1, 2007, is $5.0 million. The coverage is subject to an aggregate loss in the first layer ($5.0 million in excess of our $5.0 million retention) of $20.0 million and is limited to $10.0 million for any loss to a single individual involving the second layer through sixth layers of our reinsurance program. The second through sixth layers are limited to one mandatory reinstatement for an additional premium. We believe that we are sufficiently capitalized for the above described retention.

Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners (NAIC) has a risk-based capital (RBC) standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. Nevada and California have adopted laws substantially similar to the NAIC’s RBC standards. As of December 31, 2007, the last date that we were required to update the annual RBC calculation, both EICN and ECIC had total adjusted statutory surplus in excess of the prescribed RBC requirements that would correspond to any level of regulatory action.

We believe that our liquidity needs through 2009, including the acquisition and integration of AmCOMP, the payment of future stockholder dividends, stock repurchases and other capital expenditures, will be met from the above sources.

Cash Flows

We monitor cash flows at both the consolidated and subsidiary levels and project future cash needs using trend and variance analyses.

The table below shows our net cash flows for the three months ended:

	March 31,
	2008	2007
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$26,085	$18,032
Investing activities	6,090	(55,451)
Financing activities	(3,773)	23,914
Increase (decrease) in cash and cash equivalents	$28,402	$(13,505)

Our consolidated net cash provided by operating activities for the three months ended March 31, 2008 was $26.1 million, compared to $18.0 million for the three months ended March 31, 2007. The $8.1 million increase in net cash flow from operations for the three months ended March 31, 2008, compared to the same period in 2007, was primarily due to: (a) a decrease of $10.6 million in underwriting expenses paid; (b) a decrease of $7.2 million in income taxes paid; and (c) an offsetting decrease of $11.0 million in net premiums received. The decrease in underwriting expenses paid was related to one-time incurred expenses paid for consulting and professional fees for the conversion during the three months ended March 31, 2007. Income taxes paid decreased $7.2 million for the three months ended March 31, 2008, primarily due to lower pre-tax income in 2008 and a 3.8% decrease in the effective tax rate to 17.2%, from 21.0% due to non-deductible expenses related to the conversion in 2007. Premiums received decreased $11.0 million to $81.8 million for the three months ended March 31, 2008, as compared to $92.8 million for the three months ended March 31, 2007.

Investing activities provided net cash of $6.1 million and used net cash of $55.5 million for the three months ended March 31, 2008 and 2007, respectively. The difference between periods is primarily attributable to a reduction of funds available for investing activities. During the three months ended March 31, 2008, we suspended investments of cash from operations and reinvestments of funds from fixed maturity securities to increase our cash balances for the 2008 Program and the AmCOMP acquisition.

Financing activities for the three months ended March 31, 2008 used net cash of $3.8 million as compared to $23.9 million provided by financing activities for the three months ended March 31, 2007. For the three months ended March 31, 2008, the majority of cash used by financing activities was to repurchase approximately $1.0 million of our common stock and to pay stockholder dividends of $3.0 million. For the three months ended March 31, 2007, the majority of the cash that was provided by financing activities related to our conversion.

We completed our IPO and conversion from a mutual insurance company to a stock company in 2007, with the sale of 30,762,500 shares of common stock at $17.00 per share. The net cash proceeds from the IPO were approximately $472.7 million, after deducting underwriting discounts, commissions and other expenses. We used approximately $463.0 million of the net proceeds for distributions to our eligible members and retained approximately $9.7 million of net proceeds, which was used for repurchases of our common stock, stockholder dividends and general corporate purposes.

Investments

We employ an investment strategy that emphasizes asset quality and the matching of maturities of fixed maturity securities against anticipated claim payments and expenditures, other liabilities and capital needs. Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Currently, we make claim payments from positive cash flow from operations and use excess cash to invest in operations, return capital to our stockholders and to fund our acquisition of AmCOMP.

At March 31, 2008, our investment portfolio, which is classified as available-for-sale, was made up almost entirely of investment grade fixed maturity securities whose fair values may fluctuate due to the latest interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. As of March 31, 2008, our investments (excluding cash and cash equivalents) had a duration of 5.81. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. Our current investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be ‘‘AA.’’ As of March 31, 2008, our fixed maturity securities portfolio had an average quality of ‘‘AA+,’’ with approximately 90.3% of the carrying value of our investment portfolio rated ‘‘AA’’ or better. Our investment portfolio is comprised of less than 0.03% of subprime mortgage debt securities or derivative securities relating thereto.

We carry our portfolio of equity securities on our balance sheet at fair value. In order to minimize our exposure to equity price risk and the resulting increases and decreases to our assets, we invest primarily in equity securities of mid-to-large capitalization issuers and seek to diversify our equity holdings across several industry sectors.

Our overall investment philosophy is to maximize total investment returns within the constraints of prudent portfolio risk. We employ Conning Asset Management (Conning) to act as our independent investment advisor. Conning follows our written investment guidelines based upon strategies approved by the EHI Board of Directors. In addition to the construction and management of the portfolio, we utilize the investment advisory services of Conning. These services include investment accounting and company modeling using Dynamic Financial Analysis (DFA). The DFA tool is utilized in developing a tailored set of portfolio targets and objectives that are used in constructing an optimal portfolio.

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

The following table shows the fair value of various categories of invested assets, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent yield based on the fair value of each category of invested assets as of March 31, 2008:

Category	Fair Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasury securities	$160,394	9.4%	4.5
U.S. Agency securities	133,378	7.8	5.1
Tax exempt municipal securities	880,992	51.8	5.8
Corporate securities	187,907	11.1	5.3
Mortgage-backed securities	177,276	10.4	5.5
Commercial mortgage-backed securities	45,120	2.7	5.1
Asset-backed securities	20,430	1.2	4.9
Equities	95,257	5.6	2.9
Total	$1,700,754	100.0%
Weighted average yield			5.39

We regularly assess individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair values. For the three months ended March 31, 2008, we recognized an impairment of $1.5 million in the fair value of 19 of the equity holdings in our investment portfolio. The impairment was recognized as a result of the severity and duration of the decline in fair value of these securities. We believe that we have appropriately identified other-than-temporary declines in the fair value of our remaining unrealized losses at March 31, 2008. We have the ability and intent to hold fixed maturity and equity securities with unrealized losses for a sufficient amount of time to allow them to recover their value or reach maturity.

Based on a review of the fixed maturity securities included in the tables set forth below, we determined that the unrealized losses were a result of the interest rate environment and not the credit quality of the issuers. Therefore, as of March 31, 2008 and December 31, 2007, none of the fixed maturity securities whose fair value was less than amortized cost were considered to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers and our intent and ability to hold the securities until fair value recovers above costs or maturity.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of our investments at March 31, 2008 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. government	$275,279	$18,493	$—	$293,772
All other governments	4,826	51	—	4,877
States and political subdivisions	541,026	7,349	(4,211)	544,164
Special revenue	338,346	5,093	(5,200)	338,239
Public utilities	19,295	654	(39)	19,910
Industrial and miscellaneous	158,422	3,929	(642)	161,709
Mortgage-backed securities	241,213	3,375	(1,762)	242,826
Total fixed maturity investments	1,578,407	38,944	(11,854)	1,605,497
Short-term investments	—	—	—	—
Total fixed maturity and short-term investments	1,578,407	38,944	(11,854)	1,605,497
Equity securities	59,059	37,730	(1,532)	95,257
Total investments	$1,637,466	$76,674	$(13,386)	$1,700,754

The amortized cost and estimated fair value of fixed maturity investments at March 31, 2008, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$84,949	$85,720
Due after one year through five years	342,549	355,788
Due after five years through ten years	407,050	420,262
Due after ten years	502,646	500,901
Mortgage-backed securities	241,213	242,826
Total	$1,578,407	$1,605,497

We are required by various state regulations to keep securities or letters of credit in a depository account with the states in which we do business. At March 31, 2008 and 2007, securities having a fair value of $536.1 million and $506.3 million, respectively, were on deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of securities held in trust for reinsurance at March 31, 2008 and 2007, was $5.0 million and $5.6 million, respectively. At March 31, 2008, the Credit Facility is secured by fixed maturity securities with a fair value of $59.5 million.

Contractual Obligations and Commitments

The following table identifies our long-term debt and contractual obligations as of March 31, 2008:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$31,364	$3,848	$13,825	$5,659	$8,032
Purchased liabilities	2,396	1,140	1,256	—	—
Losses and LAE reserves(1)(2)	2,255,240	159,227	230,337	177,726	1,687,950
Total contractual obligations	$2,289,000	$164,215	$245,418	$183,385	$1,695,982

(1)	The losses and LAE reserves are presented gross of our reinsurance recoverables on unpaid losses, which are as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Reinsurance recoverables, excluding allowance	$(1,042,994)	$(40,830)	$(78,261)	$(73,914)	$(849,989)
(2)	Estimated losses and LAE reserve payment patterns have been computed based on historical information. As a result, our calculation of losses and LAE reserve payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our reserving process, see ‘‘– Critical Accounting Policies.’’ Actual payments of losses and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of losses and LAE reserves vary from actual ultimate claims amounts as a result of variations between expected and actual payout patterns.

Properties

We relocated our corporate headquarters to 10375 Professional Circle, Reno, Nevada 89521, and entered into a 10-year lease beginning in March 2008. The new facility meets our needs and consolidates our Reno, Nevada corporate headquarters. The lease on our prior facility expired on April 30, 2008, reducing our total corporate leased space disclosed in our Annual Report, which included both the current and prior facilities, by 75,909 square feet to 236,284 square feet as of May 1, 2008. We recently completed lease negotiations on our Fresno office, which has been extended for one year through July 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

These unaudited interim consolidated financial statements include amounts based on informed estimates and judgments of management for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the following: (a) reserves for losses and loss adjustment expenses; (b) reinsurance recoverables; (c) recognition of premium income; (d) deferred policy acquisition costs; (e) deferred income taxes; and (f) valuation of investments. These estimates and judgments require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. Our accounting policies are discussed under ‘‘Critical Accounting Policies’’ in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Additional information regarding our accounting policy for reserves for loss and loss adjustment expenses and reinsurance recoverables follows.

Reserves for Losses and Loss Adjustment Expenses

We are directly liable for losses and LAE under the terms of insurance policies our insurance subsidiaries underwrite. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. Our loss reserves are reflected in our balance sheets under the line item caption ‘‘unpaid losses and loss adjustment expenses.’’ As of March 31, 2008, our reserves for unpaid losses and LAE, net of reinsurance, were $1.21 billion.

Accounting for workers’ compensation insurance requires us to estimate the liability for the expected ultimate cost of unpaid losses and LAE, referred to as loss reserves, as of a balance sheet date. We seek to provide estimates of loss reserves that equal the difference between the expected ultimate losses and LAE of all claims that have occurred as of a balance sheet date and amounts already paid. Management establishes the loss reserves based on its own analysis of the emerging claims experience and environmental conditions in our markets and review of the results of various actuarial projection methods and their underlying assumptions. Our aggregate carried reserve for unpaid losses and LAE is a point estimate, which is the sum of our reserves for each accident year in which we have exposure. This aggregate carried reserve calculated by us represents our best estimate of our outstanding unpaid losses and LAE.

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

Our reserve for unpaid losses and loss adjustment expenses (gross and net), as well as the above-described main components of such reserves as of the dates presented, were as follows:

	March 31,
	2008	2007
	(in thousands)
Case reserves	$732,471	$746,827
IBNR	1,230,672	1,264,925
LAE	292,097	295,432
Gross unpaid losses and LAE	2,255,240	2,307,184
Reinsurance recoverables on unpaid losses and LAE, gross	1,042,994	1,089,255
Net unpaid losses and LAE	$1,212,246	$1,217,929

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

We have retained an independent actuarial consulting firm (consulting actuary) to perform a comprehensive study of our losses and LAE liability on a semi-annual basis. The role of our consulting actuary as an advisor to management is to conduct sufficient analyses to produce a range of reasonable estimates, as well as a point estimate, of our unpaid losses and LAE liability, and to present those results to our actuaries and to management.

For purposes of analyzing claim payment and emergence patterns and trends over time, we compile and aggregate our claims data by grouping the claims according to the year or quarter in which the claim occurred (‘‘accident year’’ or ‘‘accident quarter’’), since each such group of claims is at a different stage of progression toward the ultimate resolution and payment of those claims. The claims data is aggregated and compiled separately for different types of claims and/or claimant benefits. For our Nevada business, where a substantial detailed historical database is available from the Nevada State Industrial Insurance System (the Fund), (from which our Nevada insurance subsidiary, EICN, assumed assets, liabilities and operations in 2000), these separate groupings of benefit types include death, permanent total disability, permanent partial disability, temporary disability, medical care and vocational rehabilitation. Third party subrogation recoveries are separately analyzed and projected. For other states such as California, where substantial and detailed history on our book of business is not available, and where industry data is in a generally more aggregated form, the analyses are conducted separately for medical care benefits, and for all disability and death (indemnity) benefits combined.

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

Management formally establishes loss reserves for financial statement purposes on a quarterly basis. In doing so, we make reference to the most current analyses of our consulting actuary, including a review of the assumptions and the results of the various actuarial methods used by the consulting actuary. Comprehensive studies are conducted June 30 and December 31 by both internal actuarial staff and the consulting actuary. On the alternate quarters the preceding study results are updated by internal actuarial staff based on quarterly claim reporting and claim payment activity and other information as indicated below:

•	recoveries from reinsurance and from other third party sources;

•	expenses of managing claims;

•	characteristics of the business we have written in the current quarter and prior quarters, including characteristics such as geographical location, type of business, size of accounts, historical claims experience, and pricing levels; and

•	case reserve component of our loss reserves. The case reserves are updated on an ongoing basis, in the normal course of claims examiners managing individual claims, and this component of our loss reserves at quarter-end is the sum of the case reserve as of quarter-end on each individual open claim.

The consulting actuary provides the following analyses which management and internal actuarial staff review also:

•	claim frequency and claim severity trends indicated by the claim activity as well as any emerging claims environment or operational issues that may indicate changing trends and

•	workers’ compensation industry trends as reported by industry rating bureaus, the media, and other similar sources.

Management determines the IBNR and LAE components of our loss reserves by establishing a point in the range of the consulting actuary’s most recent analysis of unpaid losses and LAE with the selection of the point based on management’s own view of recent and future claim emergence patterns, payment patterns, and trends information obtained from internal actuarial staff on:

•	view of the markets in which we are operating, including economic, business and political conditions and

•	the characteristics of the business we have written in recent quarters; recent and pending recoveries from reinsurance; our view of trends in the future costs of managing claims; and other similar considerations as we view relevant.

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

The following table provides a reconciliation of the beginning and ending loss reserves on a GAAP basis:

	For the Three Months Ended March 31, 2008	For the Year Ended December 31, 2007
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,269,710	$2,307,755
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	1,052,641	1,098,103
Net unpaid losses and LAE at beginning of period	1,217,069	1,209,652
Losses and LAE, net of reinsurance incurred in:
Current period	46,782	221,347
Prior periods	(11,376)	(60,011)
Total net losses and LAE incurred during the current period	35,406	161,336
Deduct payments for losses and LAE, net of reinsurance related to:
Current period	3,264	44,790
Prior periods	36,965	109,129
Total net payments for losses and LAE during the current period	40,229	153,919
Ending unpaid losses and LAE, net of reinsurance	1,212,246	1,217,069
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,042,994	1,052,641
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,255,240	$2,269,710

Estimates of incurred losses and LAE attributable to insured events of prior years decreased due to continued favorable development in such prior accident years (actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated). The reduction in the estimated liability for unpaid losses and LAE related to prior years was $11.4 million and $60.0 million for the quarter and year ended March 31, 2008 and December 31, 2007, respectively.

The major sources of this favorable development include: actual paid losses, which have been less than expected, and the impact of recalibration of selected patterns of claims emergence and claim payment used in the projection of future loss payment.

We review our loss reserves each quarter and, as discussed earlier, our consulting actuary assists our review by performing a comprehensive actuarial analysis and projection of unpaid losses and LAE twice each year. We may adjust our reserves based on the results of our reviews and these adjustments could be significant. If we change our estimates, these changes are reflected in our results of operations during the period in which they are made. Our actual claims and LAE experience and emergence in recent years has been more favorable than anticipated in prior evaluations. Our insurance subsidiaries have been operating in a period that includes: (a) changing business conditions; (b) entering into new markets; and (c) operational changes. During periods characterized by such changes, at each evaluation, the actuaries and management must make judgments as to the relative weight to accord to long-term historical and recent company data, external data, evaluations of business environment and other factors in selecting the methods to use in projecting ultimate losses and LAE, the parameters to incorporate in those methods, and the relative weights to accord to the different projection indications. Since the loss reserves are providing for claim payments that will emerge over many years, if management’s projections and loss reserves were established in a manner that reacted quickly to each new emerging trend in the data or in the environment, there would be a high likelihood that future adjustments, perhaps significant in magnitude, would be required to correct for trends that turned out not to be persistent. At each balance sheet evaluation, some losses and LAE projection methods have produced indications above the loss reserve selected by us, and some losses and LAE projection methods have produced indications lower than the loss reserve selected by management. At each evaluation, management has given weight to new data, recent indications, and evaluations of environmental conditions and changes that implicitly reflect management’s expectation as to the degree to which the future will resemble the most recent information and most recent changes, as compared with long-term claim payment, claim emergence, and claim cost inflation patterns.

As patterns and trends recur consistently over a period of quarters or years, management gives greater implicit weight to these recent patterns and trends in developing our future expectations. In our view, in establishing loss reserves at each historical balance sheet date, we have used prudent judgment in balancing long-term data and recent information.

It is likely that ultimate losses and LAE will differ from the loss reserves recorded in our March 31, 2008 balance sheet. Actual losses and LAE payments could be greater or less than our projections, perhaps significantly. The following paragraphs discuss several potential sources of such deviations, and illustrate their potential magnitudes.

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

Loss Portfolio Transfer (LPT)

Under the LPT Agreement, $1.525 billion in liabilities for incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, was ceded for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were approximately $960.8 million and $971.7 million as of March 31, 2008 and December 31, 2007, respectively. Losses and LAE paid with respect to the LPT Agreement totaled approximately $416.7 million and $405.7 million at March 31, 2008 and December 31, 2007, respectively.

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

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), – Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) significantly changes the accounting for business combinations and requires the acquiring entity in the transaction to recognize the acquired assets and assumed liabilities at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, which for the Company would include business combinations that are completed after January 1, 2009. Early adoption is prohibited. The adoption of SFAS No. 141(R) will have an impact on the consolidated financial statements for any business combinations completed after January 1, 2009.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We have not experienced any material changes in credit risk or equity price risk since March 31, 2008.

Interest Rate Risk

Our investment portfolio consists primarily of fixed maturity securities with a fair value of $1.61 billion at March 31, 2008, and is subject to interest rate risk. We manage the exposure to interest rate risk through a disciplined asset/liability matching, capital management process. These risks are assessed regularly and balanced within the context of the liability and capital position.

Fixed maturity securities include mortgage-backed securities, which totaled $177.3 million, or 10.4%, of the portfolio as of March 31, 2008. Agency backed mortgage pass-through totaled $171.8 million, or 96.9%, of the mortgage-backed securities portion of the portfolio, and 10.1% of the total portfolio. Interest rates have declined recently, increasing the potential for prepayment activity. However, further declines in interest rates sufficient to significantly elevate prepayments from levels currently reflected in the valuations and durations of the mortgage holdings are not expected.

The following table illustrates the sensitivity of the fair value of fixed maturity securities to selected hypothetical changes in interest rates. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturity securities portfolio and stockholders’ equity. The table also summarizes the estimated change in fair value on our fixed maturity securities excluding short-term investments, valued at $1.61 billion as of March 31, 2008, based on specific changes in interest rates:

Hypothetical Changes in Interest Rates	Estimated Increase (Decrease) in Fair Value
	(in thousands, except percentages)
300 basis point rise	$(237,829)	(14.8)%
200 basis point rise	(165,260)	(10.3)
100 basis point rise	(85,992)	(5.4)
50 basis point decline	44,101	2.8
100 basis point decline	88,796	5.5

The sensitivity analysis model produces a predicted pre-tax loss in the fair value of market-sensitive instruments of $86.0 million, or 5.4%, based on a 100 basis point increase in interest rates as of March 31, 2008. This loss amount only reflects the impact of interest rate changes on the fair value of our fixed maturity securities which constituted approximately 94.4% of our total invested assets as of March 31, 2008.

Item 4.    Controls and Procedures

Under the supervision of, and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC.

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

Item 1A.    Risk Factors

We have disclosed in our Annual Report on the most significant factors that can impact year-to-year comparisons and may affect the future performance of the Company’s business. On a quarterly basis, we review these risks and update the risk factor, as appropriate. As of the date of this report, there have been no material changes to the risk factors described in our Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase of our common stock through March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program(2)
				(millions)
March 17, 2008 – March 31, 2008	56,000	$17.75	56,000	$99.0
Total 2008 Repurchase	56,000		56,000

(1)	Includes fees and commissions paid on stock repurchases.
(2)	On February 21, 2008, the Board of Directors authorized a stock repurchase program of up to $100.0 million of EHI’s common stock. The shares may be repurchased from time to time at prevailing market prices in open market or private transactions. The repurchases may be commenced or suspended from time to time without prior notice. There can be no assurance that we will continue to undertake any repurchase of our common stock pursuant to the program.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among AmCOMP Incorporated, Employers Holdings, Inc. and Sapphire Acquisition Corporation, dated as of January 10, 2008		8-K	2.1	January 10, 2008
10.1	Credit Agreement, dated March 26, 2008, between Employers Holdings, Inc. and Wells Fargo Bank, National Association		8-K	10.1	March 31, 2008
10.2	Revolving Line of Credit Note, dated March 26, 2008, between Employers Holdings, Inc. and Wells Fargo Bank, National Association		8-K	10.2	March 31, 2008
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of William E. Yocke Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of William E. Yocke Pursuant to Section 906	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.
Date:	May 13, 2008	By:		/s/ Douglas D. Dirks
			Name:	Douglas D. Dirks
			Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	May 13, 2008	By:		/s/ William E. Yocke
			Name:	William E. Yocke
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)