Form 10-Q
period 2008-06-30
Employers Holdings, Inc.
filed 2008-08-08
CIK 1379041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-33245

EMPLOYERS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	04-3850065 (I.R.S. Employer Identification Number)

10375 Professional Circle, Reno, Nevada 89521
(Address of principal executive offices and zip code)

(888) 682-6671
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	August 5, 2008

Common Stock, $0.01 par value per share	49,006,640 shares outstanding

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of	As of
	June 30,	December 31,
	2008	2007
	(unaudited)

Assets
Available for sale:
Fixed maturity investments at fair value (amortized cost $1,547,613 at June 30, 2008 and $1,594,159 at December 31, 2007)	$1,550,700	$1,618,903
Equity securities at fair value (cost $57,787 at June 30, 2008 and $60,551 at December 31, 2007)	91,398	107,377
Short-term investments at fair value (amortized cost $65,309 at June 30, 2008)	65,238	—

Total investments	1,707,336	1,726,280

Cash and cash equivalents	152,657	149,703
Accrued investment income	19,765	19,345
Premiums receivable, less bad debt allowance of $6,458 at June 30, 2008 and $6,037 at December 31, 2007	24,840	36,402
Reinsurance recoverable for:
Paid losses	10,607	10,218
Unpaid losses, less allowance of $1,308 at each period	1,030,632	1,051,333
Funds held by or deposited with reinsureds	92,309	95,884
Deferred policy acquisition costs	14,562	14,901
Deferred income taxes, net	66,604	59,730
Property and equipment, net	13,586	14,133
Other assets	15,119	13,299

Total assets	$3,148,017	$3,191,228

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,231,247	$2,269,710
Unearned premiums	59,899	63,924
Policyholders’ dividends accrued	158	386

Total claims and policy liabilities	2,291,304	2,334,020
Commissions and premium taxes payable	5,633	7,493
Federal income taxes payable	10,387	13,884
Accounts payable and accrued expenses	15,850	20,682
Deferred reinsurance gain – LPT Agreement	415,643	425,002
Other liabilities	11,047	10,694

Total liabilities	2,749,864	2,811,775

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,528,007 and 53,527,907 shares issued and 49,241,435 and 49,616,635 shares outstanding at June 30, 2008, and at December 31, 2007, respectively	535	535
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	304,352	302,862
Retained earnings	151,454	104,536
Accumulated other comprehensive income, net	23,808	46,520
Treasury stock, at cost (4,286,572 shares at June 30, 2008 and 3,911,272 shares at December 31, 2007)	(81,996)	(75,000)

Total stockholders’ equity	398,153	379,453

Total liabilities and stockholders’ equity	$3,148,017	$3,191,228

See accompanying unaudited notes to consolidated financial statements.

EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)

Revenues
Net premiums earned	$73,815	$84,117	$149,711	$173,909
Net investment income	18,538	19,305	37,441	40,140
Realized losses on investments, net	(219)	(658)	(1,707)	(468)
Other income	422	1,046	860	2,186

Total revenues	92,556	103,810	186,305	215,767
Expenses
Losses and loss adjustment expenses	24,142	28,802	54,756	70,469
Commission expense	9,721	11,665	20,344	23,386
Underwriting and other operating expense	22,981	22,752	44,707	46,052

Total expenses	56,844	63,219	119,807	139,907

Net income before income taxes	35,712	40,591	66,498	75,860
Income taxes	8,346	9,818	13,638	17,221

Net income	$27,366	$30,773	$52,860	$58,639

Net income after date of conversion (Note 2)				$52,168

Earnings per common share for the periods (Note 10):

	For the three			For the period
	months ended		For the six	February 5, 2007
	June 30,		months ended	through
	2008	2007	June 30, 2008	June 30, 2007

Basic	$0.55	$0.58	$1.07	$0.97

Diluted	$0.55	$0.58	$1.07	$0.97

				Pro forma
				for the six
				months ended
				June 30, 2007

Basic				$1.11

Diluted				$1.11

Cash dividends declared per common share	$0.06	$0.06	$0.12	$0.06

See accompanying unaudited notes to consolidated financial statements.

EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
			Additional		other	Treasury	Total
	Common stock		paid-in	Retained	comprehensive	stock,	stockholders’
	Shares	Amount	capital	earnings	income, net	at cost	equity
	(unaudited)

Balance, January 1, 2007	—	$—	$—	$274,602	$29,175	$—	$303,777
Conversion transaction (Note 2)	22,765,407	227	(182,143)	(281,073)	—	—	(462,989)
Initial public offering transaction (Note 2)	30,762,500	308	483,285	—	—	—	483,593
Stock-based compensation, net	—	—	206	—	—	—	206
Acquisition of treasury stock (Note 8)	—	—	—	—	—	(2,887)	(2,887)
Dividend to common stockholders	—	—	—	(3,212)	—	—	(3,212)
Comprehensive income:
Net income before conversion	—	—	—	6,471	—	—	6,471
Net income after conversion	—	—	—	52,168	—	—	52,168

Net income for the period	—	—	—	58,639	—	—	58,639
Change in net unrealized gains on investments, net of taxes	—	—	—	—	(15,539)	—	(15,539)

Total comprehensive income	—	—	—	—	—	—	43,100

Balance, June 30, 2007	53,527,907	$535	$301,348	$48,956	$13,636	$(2,887)	$361,588

Balance, January 1, 2008	53,527,907	$535	$302,862	$104,536	$46,520	$(75,000)	$379,453
Stock-based compensation, net	—	—	1,487	—	—	—	1,487
Stock options exercised	100	—	2	—	—	—	2
Acquisition of treasury stock (Note 8)	—	—	—	—	—	(6,996)	(6,996)
Dividend to common stockholders	—	—	1	(5,942)	—	—	(5,941)
Comprehensive income:
Net income for the period	—	—	—	52,860	—	—	52,860
Change in net unrealized gains on investments, net of taxes	—	—	—	—	(22,712)	—	(22,712)

Total comprehensive income	—	—	—	—	—	—	30,148

Balance, June 30, 2008	53,528,007	$535	$304,352	$151,454	$23,808	$(81,996)	$398,153

See accompanying unaudited notes to the consolidated financial statements.

EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	June 30,
	2008	2007
	(unaudited)

Operating activities
Net income	$52,860	$58,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,317	2,892
Stock-based compensation	1,487	206
Amortization of premium on investments, net	3,226	3,301
Allowance for doubtful accounts – premiums receivable	421	855
Deferred income tax expense	5,357	4,372
Realized losses on investments, net	1,707	468
Change in operating assets and liabilities:
Accrued investment income	(420)	(702)
Premiums receivable	11,141	2,919
Reinsurance recoverable on paid and unpaid losses	20,312	16,457
Funds held by or deposited with reinsureds	3,575	3,665
Unpaid losses and loss adjustment expenses	(38,463)	(13,503)
Unearned premiums	(4,025)	219
Federal income taxes payable	(3,497)	(9,652)
Accounts payable, accrued expenses and other liabilities	(2,651)	(9,703)
Deferred reinsurance gain – LPT Agreement	(9,359)	(9,137)
Other	(2,106)	1,778

Net cash provided by operating activities	42,882	53,074

Investing activities
Purchase of fixed maturities	(152,424)	(135,033)
Purchase of equity securities	(1,063)	(833)
Proceeds from sale of fixed maturities	111,917	114,572
Proceeds from sale of equity securities	2,135	1,906
Proceeds from maturities and redemptions of investments	16,210	20,049
Capitalized acquisition costs	(959)	—
Capital expenditures and other, net	(2,739)	(2,915)

Net cash used in investing activities	(26,923)	(2,254)

Financing activities
Issuance of common stock, net	—	486,783
Cash paid to eligible policyholders under plan of conversion	—	(462,989)
Proceeds from exercise of stock options	2	—
Acquisition of treasury stock	(6,691)	(2,112)
Dividend paid to stockholders	(5,941)	(3,212)
Debt issuance costs	(375)	—

Net cash (used in) provided by financing activities	(13,005)	18,470

Net increase in cash and cash equivalents	2,954	69,290
Cash and cash equivalents at the beginning of the period	149,703	79,984

Cash and cash equivalents at the end of the period	$152,657	$149,274

Schedule of noncash transactions
Stock issued in exchange for membership interest	$—	$281,073

See accompanying unaudited notes to consolidated financial statements.

EMPLOYERS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Employers Holdings, Inc. (EHI) is a holding company and successor to EIG Mutual Holding Company (EIG), which was incorporated in Nevada in 2005. EHI conducts substantially all its business through its two wholly-owned insurance subsidiaries, Employers Insurance Company of Nevada (EICN) and Employers Compensation Insurance Company (ECIC), which are domiciled in Nevada and California, respectively. Unless otherwise indicated, all references to the “Company” refer to EHI, together with its subsidiaries.

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

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) significantly changes the accounting for business combinations and requires the acquiring entity in the transaction to recognize the acquired assets and assumed liabilities at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, which, for the Company, would include business combinations that are completed after January 1, 2009. Early adoption is prohibited. The adoption of SFAS No. 141(R) will have an impact on the consolidated financial statements for any business combinations completed after January 1, 2009.

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

Upon completion of EHI’s IPO, the capitalized issuance costs related to the IPO of $5.4 million were netted against the IPO proceeds in additional paid-in capital in the accompanying consolidated balance sheets. The costs related to the Conversion were $10.9 million. Conversion expenses consisted primarily of printing and mailing costs and the aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants. These costs had no tax benefit and were expensed as incurred.

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

The following table presents the items on the accompanying consolidated balance sheet that are stated at fair value and the fair value measurements used as of June 30, 2008:

	Available for Sale
	Securities
	Fixed	Equity	Short-Term
	Maturities	Securities	Investments
	(in thousands)

Level 1: Quoted prices in active markets for identical assets	$—	$91,398	$—
Level 2: Significant other observable inputs	1,543,326	—	65,238
Level 3: Unobservable inputs	7,374	—	—

Balance, June 30, 2008	$1,550,700	$91,398	$65,238

The following table provides a reconciliation of the beginning and ending balances, for the above items, that are measured using Level 3: Unobservable inputs, for the six months ended June 30, 2008:

Fixed
Maturities
(in thousands)

Balance, January 1, 2008	$7,384
Unrealized losses in other comprehensive income	(10)

Balance, June 30, 2008	$7,374

4.	Liability for Unpaid Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the liability for unpaid losses and LAE for the six months ended:

	June 30,
	2008	2007
	(in thousands)

Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,269,710	$2,307,755
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	1,052,641	1,098,103

Net unpaid losses and LAE at beginning of period	1,217,069	1,209,652
Losses and LAE, net of reinsurance, incurred in:
Current period	92,437	115,624
Prior periods	(28,322)	(36,018)

Total net losses and LAE incurred during the period	64,115	79,606

Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	12,629	12,365
Prior periods	69,248	64,599

Total net payments for losses and LAE during the period	81,877	76,964

Ending unpaid losses and LAE, net of reinsurance	1,199,307	1,212,294
Reinsurance recoverable, excluding bad debt allowance, on unpaid
losses and LAE	1,031,940	1,081,958

Unpaid losses and LAE, gross of reinsurance, at end of period	$2,231,247	$2,294,252

The above table excludes the impact of the amortization of the deferred reinsurance gain – LPT Agreement (Deferred Gain) and the reduction of the ceded reserves on the LPT Agreement (Note 5). The Company amortized $9.4 million and $9.1 million of the Deferred Gain for the six months ended June 30, 2008 and 2007, respectively, which are reflected in losses and LAE incurred in the consolidated statements of income.

The reduction in the liability for unpaid losses and LAE attributable to insured events of prior periods was $28.3 million and $36.0 million for the six months ended June 30, 2008 and 2007, respectively. The major sources of this favorable development are actual paid losses being less than expected and the impact from new information on selected claim payments and emergence patterns used in the projection of future loss payments in the Company’s California and Nevada business as more information becomes known.

5.	LPT Agreement

The Company is a party to a 100% quota share retroactive reinsurance agreement (LPT Agreement) under which $1.5 billion in liabilities for losses and LAE related to claims incurred prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The Deferred Gain is recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The Company amortized $4.6 million and $9.4 million of the Deferred Gain for the three and six months ended June 30, 2008, respectively, and $4.6 million and $9.1 million of the Deferred Gain for the three and six months ended June 30, 2007, respectively. The adjustments to the Deferred Gain are recorded in losses and LAE in the accompanying consolidated statements of income. The remaining Deferred Gain was $415.6 million and $425.0 million as of June 30, 2008 and December 31, 2007, respectively, and is included in the accompanying consolidated balance sheets as deferred reinsurance gain – LPT Agreement.

6.	Credit Facility

On May 23, 2008, EHI and Wells Fargo Bank, National Association (Wells Fargo) entered into an amended and restated Secured Revolving Credit Facility (Amended Credit Facility). The Amended Credit Facility provides the Company with a $150.0 million line of credit through April 30, 2009, and a $50.0 million line of credit thereafter. Any advances under the Amended Credit Facility in excess of $50.0 million must be repaid by May 1, 2009, and all other amounts must be repaid by March 26, 2011. Amounts outstanding bear interest at a rate equal to, at the Company’s option: (a) Wells Fargo’s prime rate or (b) a fixed rate that until May 1, 2009 is 0.75% above the LIBOR rate then in effect and thereafter is 0.30% above the LIBOR rate then in effect. With the execution of the Amended Credit Facility, the Company paid a non-refundable commitment fee of $375.0 thousand, which is being amortized over 12 months. In addition, the Company is required to pay a quarterly commitment fee equal to a per annum rate of 0.10% on any portion of the Amended Credit Facility that is unused.

The Amended Credit Facility is secured by fixed maturity securities which had a fair value of $187.8 million at June 30, 2008. The Amended Credit Facility contains customary non-financial covenants and requires EHI to maintain $7.5 million of cash and cash equivalents. As of June 30, 2008, EHI had no amounts borrowed under the Amended Credit Facility.

7.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of unrealized appreciation on investments classified as available-for-sale. The following table summarizes the components of accumulated other comprehensive income:

	June 30,
	2008	2007
	(in thousands)

Net unrealized gain on investment, before taxes	$36,627	$21,040
Deferred tax expense	(12,819)	(7,404)

Total accumulated other comprehensive income, net of taxes	$23,808	$13,636

The following table summarizes changes in the components of total comprehensive income for the stated periods:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)

Unrealized losses arising during the period, before taxes	$(26,880)	$(23,870)	$(36,650)	$(24,313)
Less: income tax benefit	(9,408)	(8,315)	(12,828)	(8,470)

Unrealized losses arising during the period, net of taxes	(17,472)	(15,555)	(23,822)	(15,843)
Less reclassification adjustment:
Losses realized in net income	(219)	(658)	(1,707)	(468)
Income tax benefit	(76)	(231)	(597)	(164)

Reclassification adjustment for losses realized in net income	(143)	(427)	(1,110)	(304)

Other comprehensive loss	(17,329)	(15,128)	(22,712)	(15,539)
Net income	27,366	30,773	52,860	58,639

Total comprehensive income	$10,037	$15,645	$30,148	$43,100

8.	Stockholders’ Equity

Stock Repurchase Program

On February 21, 2008, the EHI Board of Directors authorized a stock repurchase program (the 2008 Program). The 2008 Program authorizes the Company to repurchase up to $100.0 million of the Company’s common stock through June 30, 2009. As of June 30, 2008, the Company repurchased 375,300 shares at a cost of $7.0 million. EHI expects the shares to be repurchased from time to time at prevailing market prices in open market or private transactions. The repurchases may be commenced or suspended from time to time without prior notice.

9.	Stock-Based Compensation

On October 3, 2006, the Company’s Board of Directors approved the Employers Holdings, Inc. Equity and Incentive Plan (the Plan), effective as of the close of the Company’s IPO. The Plan is administered by the Compensation Committee of the Board of Directors, which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants and independent contractors. On May 29, 2008, the Company’s stockholders approved an Amended and Restated Equity and Incentive Plan (the Amended Plan), resulting in an increase to the maximum number of common shares reserved for grants of awards to 3,605,838. The Amended Plan provides for the grant, in the sole discretion of the Compensation Committee, of stock options (including incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, stock-based performance awards and other stock-based awards. In second quarter 2008, nonqualified stock options and restricted stock units were granted. As of June 30, 2008, nonqualified stock options, restricted stock units, and performance share awards have been granted.

The Company accounts for stock-based compensation according to the provisions of SFAS No. 123(R), Share-Based Payment. Net stock-based compensation expense recognized in the accompanying consolidated statements of income is as follows:

			Six months
	Three months ended		ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)

Stock-based compensation related to:
Nonqualified stock options	$249	$66	$503	$206
Restricted stock units	180	—	300	—
Performance shares	426	—	684	—

Total	855	66	1,487	206
Less: related tax benefit	297	23	518	72

Net stock-based compensation expense	$558	$43	$969	$134

Nonqualified Stock Options

On May 29, 2008, the Company awarded 475,167 options to the officers of the Company. These options have a service vesting period of four years and vest 25% on May 29, 2009, and the subsequent three anniversaries of such date. The options are subject to accelerated vesting in certain limited circumstances, such as: death or disability of the holder, or in connection with a change of control of the Company. The options expire seven years from the date of grant. The per share exercise price of these options is equal to the fair value of the stock on the grant date, or $19.21.

The fair value of the stock options granted is estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Due to the Company’s limited public history, the expected stock price volatility was based on a weighted average of the Company’s historical stock price volatility since the IPO of its common stock and the historical volatility of peer companies’ stock for a period of time equal to the expected term of the options. The Company believes that the use of a weighted historical volatility of its common stock and of this peer group is currently the best estimate of expected volatility of the market price of its common stock. The expected term of the options granted is calculated using the ‘plain-vanilla’ calculation provided in the guidance of the SEC’s Staff Accounting Bulletin No. 107. The dividend yield was calculated using amounts authorized by the Board of Directors. The risk-free interest rate is the yield on the grant date of the options of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the options.

The fair value of the stock options was calculated using the following weighted average assumptions for the stated periods:

	Three and Six	Three and Six
	months ended	months ended
	June 30, 2008	June 30, 2007

Expected volatility	34.9%	32.7%
Expected life (in years)	4.8	4.5
Dividend yield	1.3%	1.4%
Risk-free interest rate	3.4%	4.8%
Weighted average grant date fair value of options granted – per option	$6.01	$5.22

Changes in outstanding stock options for the six months ended June 30, 2008 were as follows:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise	contractual
	options	price	life
			(In years)

Options outstanding at January 1, 2008	584,850	$18.29	6.4
Granted	475,167	19.21	6.9
Exercised	(100)	17.00
Expired	(1,381)	17.00
Forfeited	(28,843)	18.47

Options outstanding at June 30, 2008	1,029,693	18.71	6.4

Exercisable at June 30, 2008	161,660	18.19	5.6

Restricted Stock Units

On May 29, 2008, 23,760 restricted stock units (RSUs), awarded to the non-employee members of the Board of Directors during 2007, vested in connection with the annual stockholders meeting. The vested RSUs will be settled in common stock six months following the awardee’s termination of service from the Board of Directors. Prior to settlement, dividend equivalents are paid with respect to these vested RSUs and are credited as additional vested RSUs. On June 4, 2008, in connection with the Company’s dividend to its stockholders, an additional 72 RSUs were credited to vested RSU holders.

Additionally on May 29, 2008, the Company awarded the non-employee members of the Board of Directors, in aggregate, 24,984 RSUs. These RSUs vest on May 29, 2009, except for accelerated vesting in the case of death or disability of the Director or in connection with a change of control. Vested RSUs will be settled in common stock within 30 days after the vesting date or can be deferred until six months following the awardee’s termination of service from the Board of Directors, at the awardee’s election. In the event of a deferral election, dividend equivalents are paid with respect to vested RSUs and are credited as additional vested RSUs. The aggregate fair value of the RSUs on the date of grant was $479.9 thousand.

On May 29, 2008, the Company awarded 152,564 RSUs to the officers of the Company. The RSUs have a service vesting period of four years and vest 25% on May 29, 2009, and the subsequent three anniversaries of such date. The RSUs are subject to accelerated vesting in certain limited circumstances, such as: death or disability of the holder, or in connection with a change of control of the company. The fair value of the RSUs on the date of grant was $2.9 million.

Changes in outstanding RSUs for the six months ended June 30, 2008 were as follows:

		Weighted average
		grant date fair
	Number of RSUs	value

RSUs outstanding at January 1, 2008	23,760	$18.29
Granted	177,620	19.21
Forfeited	(1,667)	19.21

RSUs outstanding at June 30, 2008	199,713	18.93

Vested but unsettled RSUs at June 30, 2008	23,832	16.84

10.	Earnings Per Share

SFAS No. 128, Earnings per Share, provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of equity. Diluted earnings per common share includes common shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would have occurred had shares been repurchased from the proceeds of potentially dilutive shares.

The following table presents the net income and the weighted average common shares outstanding used in the earnings per common share calculations for the periods presented:

				February 5, 2007
	Three months ended		Six months ended	through
	June 30,		June 30,	June 30,
	2008	2007	2008	2007
	(in thousands, except share and per share data)

Net income available to common stockholders – basic and diluted	$27,366	$30,773	$52,860	$52,168

Weighted average number of common shares outstanding – basic	49,407,135	53,500,722	49,509,173	53,510,963
Effect of dilutive securities:
Performance share awards	50,470	—	36,091	—
Unvested restricted stock units	176	—	—	—

Dilutive potential common shares	50,646	—	36,091	—

Weighted average number of common shares outstanding – diluted	49,457,781	53,500,722	49,545,264	53,510,963

Earnings per common share:
Basic	$0.55	$0.58	$1.07	$0.97
Diluted	$0.55	$0.58	$1.07	$0.97

For the three months ended June 30, 2008 and 2007, earnings per common share – basic – was calculated using net income for the period and the weighted average common shares outstanding, including contingently issuable shares for which all necessary conditions for issuance have been met. Earnings per common share – diluted – is based on the basic weighted average common shares outstanding increased by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares that could have been repurchased from the proceeds of the potentially dilutive shares. The Company’s outstanding options have been excluded in computing the diluted earnings per share for the three months ended June 30, 2008 and 2007 because their inclusion would be anti-dilutive.

For the six months ended June 30, 2008, earnings per common share – basic – was calculated using net income for the period and the weighted average common shares outstanding including contingently issuable shares for which all necessary conditions for issuance have been met. Earnings per common share – diluted – is based on the basic weighted average common shares outstanding increased by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares that could have been repurchased from the proceeds of the potentially dilutive shares. The Company’s outstanding options have been excluded in computing the diluted earnings per share for the six months ended June 30, 2008 because their inclusion would be anti-dilutive.

The earnings per common share – basic – for the period February 5, 2007 through June 30, 2007 was calculated using only the net income available to common stockholders for the period after the IPO, as shown on the consolidated statements of income, and the weighted average common shares outstanding during the same period. Earnings per common share – diluted – is based on the basic weighted average common shares outstanding increased by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares that could have been repurchased from the proceeds of the potentially dilutive shares. The Company’s outstanding options have been excluded in computing the diluted earnings per share for the period February 5, 2007 through June 30, 2007 because their inclusion would be anti-dilutive.

The pro forma earnings per common share presented on the accompanying consolidated statements of income is intended to depict relative earnings per common share for 2007, irrespective of the impact of the Conversion because neither EHI, nor its predecessor, EIG, had, prior to the Conversion, any outstanding common shares. The weighted average common shares were 52,832,048 for the six months ended June 30, 2007. The weighted average common shares are calculated using the weighted average common shares outstanding of 50,000,002 for the period prior to the Conversion and 53,510,963 for the period after the Conversion through June 30, 2007. The Company’s outstanding options have been excluded in computing the pro forma diluted earnings per share for the six months ended June 30, 2007 because their inclusion would be anti-dilutive.

11.	Business Combination

Acquisition of AmCOMP Incorporated (AmCOMP)

On January 10, 2008, the Company announced its intended acquisition of AmCOMP Incorporated. The Company believes this acquisition will provide significant opportunity to accelerate the execution of its strategic goals and achieve its vision of being the leader in the property and casualty insurance industry specializing in workers’ compensation. As of January 10, 2008, the transaction had an aggregate purchase price of approximately $230 million, including the assumption of $37 million in debt. Under the terms of the merger agreement, which has been approved by the Boards of Directors of both companies, holders of AmCOMP’s approximately 15 million outstanding common shares will receive $12.50 in cash for each share of common stock. The Company expects to use available cash, including funds available through the Amended Credit Facility, to fund the acquisition of AmCOMP. The merger agreement expires on October 31, 2008, unless that date is extended by mutual agreement of the parties.

On May 23, 2008, AmCOMP announced that it had received a Notice of Intent to Issue Order to Return Excess Profit (the Notice) from the Florida Office of Insurance Regulation (the FOIR), indicating on a preliminary basis that, following its review of data submitted by AmCOMP on June 22, 2007 for accident years 2003, 2004 and 2005, “Florida excessive profits” (as defined in Florida Statute Section 627.215) in the amount of approximately $11.7 million had been realized by AmCOMP and are required to be returned to policyholders. On June 9, 2008, AmCOMP announced that its insurance subsidiaries, AmCOMP Assurance Corporation and AmCOMP Preferred Insurance Company filed a Petition For Administrative Hearing Involving Disputed Issues of Fact with FOIR, challenging the Notice. On June 29, 2008, AmCOMP made its annual filing related to Florida excessive profits with the FOIR for the accident years 2004, 2005 and 2006. Completion of the merger is subject to the satisfaction of certain conditions, including without limitation, the approval of the FOIR and the approval of AmCOMP’s stockholders. The Company believes that FOIR approval of our acquisition will not occur unless AmCOMP and the FOIR reach agreement on the amounts, if any, of excessive profits realized by AmCOMP for some of all of the 2002-2006 accident years.

12.	Subsequent Event

Stockholder Dividend

On August 7, 2008, the Board of Directors declared a $0.06 dividend per share, payable September 4, 2008, to stockholders of record on August 21, 2008.

Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to “we,” “us,” “our,” “the Company” or similar terms refer to Employers Holdings, Inc. (EHI), together with its subsidiaries. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the Securities and Exchange Commission (SEC), including our 2007 Annual Report on Form 10-K for the year ended December 31, 2007 (Annual Report).

The discussion under the heading “Risk Factors” in our Annual Report, as updated by the discussion in Part II, Item 1A of this quarterly report and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks in addition to the other information in this report and in our other filings with the SEC before deciding to purchase, hold, or sell our common stock.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include those related to our expected financial position, business, financing plans, litigation, future premiums, revenues, earnings, pricing, investments, business relationships, expected losses, loss reserves, acquisitions, competition, and rate increases with respect to our business and the insurance industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “continue,” “potential,” “forecast,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical or anticipated results, depending on a number of factors. These risks and uncertainties include, but are not limited to, those listed under the heading “Risk Factors” in our Annual Report, as updated by the discussion in Part II, Item 1A of this quarterly report. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by these cautionary statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Before making an investment decision, you should carefully consider all of the factors identified in this report that could cause actual results to differ.

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

We are a specialty provider of workers’ compensation insurance focused on select small businesses engaged in low to medium hazard industries. Workers’ compensation is a statutory system under which an employer is required to provide coverage for its employees’ medical, disability, vocational rehabilitation and death benefit costs for work-related injuries or illnesses. Our business has historically targeted small businesses located primarily in several western states, with a concentration in California and Nevada. We distribute our products almost exclusively through independent agents and brokers and our strategic distribution partners. We operate in a single reportable segment with 12 territorial offices serving 12 states in which we are currently doing business.

On January 10, 2008, we announced our intended acquisition of AmCOMP Incorporated (AmCOMP). We believe this acquisition will provide significant opportunity to accelerate the execution of our strategic goals and achieve our vision of being the leader in the property and casualty insurance industry specializing in workers’ compensation. As of January 10, 2008, the transaction had an aggregate purchase price of approximately $230 million, including the assumption of approximately $37 million in debt. Under the terms of the merger agreement, which has been approved by the Boards of Directors of both companies, holders of AmCOMP’s approximately 15 million outstanding common shares will receive $12.50 in cash for each share of common stock. We expect to use available cash, including funds available through the Amended Credit Facility, to fund the acquisition of AmCOMP. The merger agreement expires on October 31, 2008, unless that date is extended by mutual agreement of the parties.

On May 23, 2008, AmCOMP announced that it had received a Notice of Intent to Issue Order to Return Excess Profit (the Notice) from the Florida Office of Insurance Regulation (the FOIR), indicating on a preliminary basis that, following its review of data submitted by AmCOMP on June 22, 2007 for accident years 2003, 2004 and 2005, “Florida excessive profits” (as defined in Florida Statute Section 627.215) in the amount of approximately $11.7 million had been realized by AmCOMP and are required to be returned to policyholders. On June 9, 2008, AmCOMP announced that its insurance subsidiaries, AmCOMP Assurance Corporation and AmCOMP Preferred Insurance Company filed a Petition For Administrative Hearing Involving Disputed Issues of Fact with the FOIR, challenging the Notice. On June 29, 2008, AmCOMP made its annual filing related to Florida excessive profits with the FOIR for the accident years 2004, 2005 and 2006. Completion of the merger is subject to the satisfaction of certain conditions, including without limitation, the approval of AmCOMP’s stockholders. We believe that FOIR approval of our acquisition will not occur unless AmCOMP and the FOIR reach agreement on the amounts, if any, of excessive profits realized by AmCOMP for some of all of the 2002-2006 accident years.

Revenues

We derive our revenues primarily from the following:

Net Premiums Earned.  Our net premiums earned have historically been generated primarily in California and Nevada. In California, we have reduced our premium rates by 62.3% from September 2003 through June 30, 2008, including a decline of 38.1% since January 1, 2006. This compares with the recommendation of the California Workers’ Compensation Insurance Rating Bureau (WCIRB) of a 45.0% rate decline since January 1, 2006. In November 2007, the California Commissioner of Insurance (California Commissioner) recommended that there be no overall change in pure premium rates for policies written on or after January 1, 2008. This was the first recommendation of no rate decrease by the California Commissioner since the adoption of the benefit reforms of 2003 and 2004. On May 9, 2008, the California Department of Insurance announced that stability in the workers’ compensation insurance marketplace had eliminated the immediate need for an interim pure premium rate advisory, noting that, WCIRB data indicated that insurer pay-outs for workers’ compensation benefit costs had been relatively level since 2005.

Our last filed rates in California resulted in a 0.6% decrease in overall premium level due to a decrease in Terrorism Risk Insurance charges for policies incepting on or after August 1, 2008. Our previous rate change, a 4.5% decrease, was filed for new and renewal policies incepting on or after September 15, 2007.

Permanent Disability Rating Schedule changes may be adopted in California and if adopted, those changes would increase some benefit levels for injuries occurring after January 1, 2009, which may also increase rate levels.

On December 19, 2007, the Nevada Commissioner of Insurance (Nevada Commissioner) announced that the National Council on Compensation Insurance (NCCI) submitted a filing for an average voluntary loss cost decrease of 10.5% for new and renewal policies incepting on or after March 1, 2008. On February 6, 2008, the Nevada Commissioner approved the filing. The Nevada Commissioner cited decreasing claim frequency as the primary driver of the decrease, which more than offset increasing indemnity and medical costs per claim and cost of living benefit adjustments. In our last filed Nevada rate change, we adopted the approved loss costs effective for new and renewal policies incepting on or after March 1, 2008 with a revised loss cost modifier, the combination of which we expected would produce an average overall decrease of 5.0% on our rate level.

The following table sets forth our direct premiums written by state and as a percentage of total direct premiums written for the periods presented:

	Three months ended June 30,				Six months ended June 30,
		Percentage of		Percentage of		Percentage of		Percentage of
State	2008	2008 Total	2007	2007 Total	2008	2008 Total	2007	2007 Total
	(in thousands, except percentages)

California	$56,258	77.1%	$62,617	73.4%	$113,485	73.6%	$125,491	69.8%
Nevada	7,671	10.5	13,813	16.2	21,365	13.9	37,290	20.7
Colorado	2,397	3.3	2,976	3.5	5,423	3.5	6,111	3.4
Utah	1,714	2.3	2,139	2.5	3,499	2.3	4,018	2.2
Idaho	1,577	2.2	1,860	2.2	3,171	2.1	3,354	1.9
Montana	701	1.0	676	0.8	2,045	1.3	1,680	0.9
Arizona	1,026	1.4	609	0.7	1,959	1.3	1,053	0.6
Illinois	838	1.1	311	0.4	1,593	1.0	265	0.2
Other	823	1.1	254	0.3	1,585	1.0	598	0.3

Total	$73,005	100.0%	$85,255	100.0%	$154,125	100.0%	$179,860	100.0%

The decline in our overall premium revenue in California and Nevada is reflective of the impact of rate reductions, increased price competition and economic conditions evidenced by slowing or declining employment and payroll in certain states in which we operate other than California. The decline was partially offset by the growth in premium volume in our seven smallest states, which nearly doubled during the last 12 months. We continue to operate in an increasingly competitive market. California and Nevada accounted for 87.5% of our direct premiums written for the six months ended June 30, 2008 compared to 90.5% of our direct premiums written for the six months ended June 30, 2007.

For the six months ended June 30, 2008, we wrote 73.6% and 13.9% of our direct premiums written in California and Nevada, respectively. We currently write business in ten other states (Arizona, Colorado, Florida, Idaho, Illinois, Montana, Oregon, Pennsylvania, Texas and Utah) and are licensed to write business in five additional states (Georgia, Maryland, Massachusetts, New Mexico and New York). We commenced writing business in Pennsylvania in April 2008. We also began writing business through Intego Insurance Services, LLC, a new strategic business partner, in April 2008.

The number of policies in force, at the specified dates, was as follows:

States	June 30, 2008	December 31, 2007	June 30, 2007

California	26,618	24,986	23,467
Nevada	5,761	6,147	6,307
Other	2,920	2,566	2,128

Total	35,299	33,699	31,902

During the six months ended June 30, 2008, we realized an increase of 1,600 policies, or 4.7%, over the total number of policies in force at December 31, 2007. For the same six month period, policies in California increased by 1,632, or 6.5%, and policies in states other than California and Nevada increased by 354, or 13.8%, which was offset by a decline in policies in Nevada of 386, or 6.3%.

During the 12 months ended June 30, 2008, our policies in force increased by 3,397 policies, or 10.6%, over the total number of policies in force at June 30, 2007. For the same 12 month period, policies in California increased by 3,151, or 13.4%, and policies in states other than California and Nevada increased by 792 or 37.2%, which was offset by a decline in policies in Nevada of 546, or 8.7%. We believe the decline in policy count in Nevada is a direct result of economic conditions and competitive pressures. We have not observed a similar impact on policy count in California.

Rate changes have been adopted in other states in which we operate. We believe policy count in California and other states will continue to grow. However, that increase may not completely offset the decline in total premiums written. We cannot precisely determine how these trends will ultimately impact our financial position and results of operations.

Expenses

Our expenses consist of the following:

Losses and Loss Adjustment Expenses (LAE).  Losses and LAE represent our largest expense item and include claim payments made, estimates for future claim payments and changes in those estimates for current and prior periods and costs associated with investigating, defending, and adjusting claims. The quality of our financial reporting depends in large part on accurately predicting our losses and LAE, which are inherently uncertain as they are estimates of the ultimate cost of individual claims based on actuarial estimation techniques. In states other than Nevada, we have a short operating history and must rely on a combination of industry experience and our specific experience to establish our best estimate of losses and LAE reserves. The interpretation of historical data can be impacted by external forces, principally legislative changes, economic fluctuations and legal trends. In recent years, we experienced lower losses and LAE in California than we anticipated due to factors such as regulatory reform designed to reduce loss costs in that market. As we continue to gain experience in the California market, we rely more on our own loss experience and place less reliance on industry experience.

Commission Expense.  Commission expense includes direct commissions to our agents and brokers for the premiums that they produce for us. Also included in commission expense are incentive payments, other direct marketing costs and fees. Commission expense is net of contingent commission income related to the retroactive 100% quota share reinsurance agreement (LPT Agreement). Also, commissions paid to our agents and brokers are deferred and amortized to commission expense in our statement of income as the premiums generating these commissions are earned. We pay commissions that we believe are competitive with other workers’ compensation insurers. We generally pay agents a direct commission between 10.0% and 12.5% on premiums written.

Underwriting and Other Operating Expense.  Underwriting and other operating expense includes the costs to acquire and maintain an insurance policy (excluding commissions) consisting of premium taxes and certain other general expenses that vary with, and are primarily related to, producing new or renewal business. These acquisition costs are deferred and amortized to underwriting and other operating expense in the statement of income as the related premiums are earned. Other underwriting expenses consist of policyholder dividends and general administrative expenses such as salaries and benefits, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, and fees and assessments of boards, bureaus and statistical agencies for policy service and administration items such as manuals, rating plans and experience data. Our underwriting and other operating expense is a reflection of our operating efficiency in producing, underwriting and administering our business. Over recent periods, our underwriting and other operating expense has remained relatively flat in the face of increasing policy volume. We continue to pursue technological improvements that will, over time, reduce transaction costs and support future profitable growth.

Results of Operations

Three Months Ended June 30, 2008 and 2007

The following table summarizes our consolidated financial results for the three months ended June 30, 2008 and 2007:

				Percentage
			Increase	Increase
			(Decrease)	(Decrease)
			2008 Over	2008 Over
	2008	2007	2007	2007
	(in thousands, except for percentages)

Selected Financial Data:
Gross premiums written	$73,152	$84,596	$(11,444)	(13.5)%
Net premiums written	70,389	81,502	(11,113)	(13.6)

Net premiums earned	$73,815	$84,117	$(10,302)	(12.2)%
Net investment income	18,538	19,305	(767)	(4.0)
Realized losses on investments, net	(219)	(658)	439	n/a
Other income	422	1,046	(624)	(59.7)

Total revenues	92,556	103,810	(11,254)	(10.8)

Losses and LAE	24,142	28,802	(4,660)	(16.2)
Commission expense	9,721	11,665	(1,944)	(16.7)
Underwriting and other operating expense	22,981	22,752	229	1.0
Income taxes	8,346	9,818	(1,472)	(15.0)

Total expenses	65,190	73,037	(7,847)	(10.7)

Net income	$27,366	$30,773	$(3,407)	(11.1)%

Selected Operating Data:
Combined ratio(1)	77.0%	75.2%	1.8%	n/a
Net income before impact of LPT Agreement(2)	$22,799	$26,223	$(3,424)	(13.1)%

(1)	The combined ratio is calculated by dividing the sum of losses and LAE, commission, underwriting and other operating expenses by net premiums earned.

(2)	We define net income before impact of LPT Agreement as net income less: (a) amortization of deferred reinsurance gain – LPT Agreement and (b) adjustments to LPT Agreement ceded reserves. Deferred reinsurance gain – LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of LPT Agreement is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to net income before income taxes and net income or any other measure of performance derived in accordance with GAAP.

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

The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the three months ended:

	June 30,
	2008	2007
	(in thousands)

Net income	$27,366	$30,773
Less impact of LPT Agreement:
Amortization of deferred reinsurance gain – LPT Agreement	4,567	4,550
Adjustment to LPT Agreement ceded reserves(a)	—	—

Net income before impact of LPT Agreement	$22,799	$26,223

(a)	Any adjustment to the estimated direct reserves ceded under the LPT Agreement is reflected in losses and LAE for the period during which the adjustment is determined, with a corresponding increase or decrease in net income in the period. There is a corresponding change to the reinsurance recoverables on unpaid losses as well as the deferred reinsurance gain. A cumulative adjustment to the amortization of the deferred gain is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. See Note 5 in the notes to our consolidated financial statements which are included elsewhere in this report.

Gross Premiums Written.  Gross premiums written decreased $11.4 million, or 13.5%, to $73.2 million for the three months ended June 30, 2008, from $84.6 million for the three months ended June 30, 2007. The decrease in gross premiums written is primarily due to the overall reduction in our average policy size as a result of the impacts of rate reductions, the effects of increased competition and changes in economic and business conditions. Compared to the second quarter of 2007, the average rate level of premiums written during the second quarter of 2008 was 10.9% lower in California due to rate decreases in July 2006 of 12.7%, January 2007 of 9.9% and September 2007 of 4.5%. The average overall in force policy premium at June 30, 2008 decreased to $8,464, or 20.9%, from $10,702 at June 30, 2007. Total policy count, however, has increased 10.6% from June 30, 2007, mainly in California, lessening the impact of the change in policy size. The policy count increase was primarily attributable to sales and marketing efforts in our California market. The number of in force policies in California increased 13.4%, or 3,151 from June 30, 2007.

Net Premiums Written.  Net premiums written decreased $11.1 million, or 13.6%, to $70.4 million for the three months ended June 30, 2008, from $81.5 million for the three months ended June 30, 2007. The decrease was primarily attributable to an $11.4 million decrease in gross premiums written for the same period. Ceded premiums were $2.8 million and $3.1 million, or 3.8% and 3.7%, of gross premiums written for the three months ended June 30, 2008 and June 30, 2007, respectively. The decrease in ceded premiums was primarily the result of the decrease in gross premiums written for the same periods.

Net Premiums Earned.  Net premiums earned decreased $10.3 million, or 12.2%, to $73.8 million for the three months ended June 30, 2008, from $84.1 million for the three months ended June 30, 2007. The decrease in net premiums earned for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, was primarily the result of the decrease in net premiums written.

Net Investment Income.  Net investment income decreased $0.8 million, or 4.0%, to $18.5 million for the three months June 30, 2008, from $19.3 million for the three months ended June 30, 2007. The $0.8 million decrease was primarily attributable to a decrease in invested assets and a decrease in investment yield. The average pre-tax book yield on invested assets decreased approximately $0.6 million, or approximately 14 basis points, to 4.26% at June 30, 2008, as compared to 4.40% at June 30, 2007. The tax equivalent yield on invested assets decreased to 5.16% at June 30, 2008, as compared to 5.31% at June 30, 2007.

Realized Losses on Investments.  Realized losses on investments for the three months ended June 30, 2008, totaled $0.2 million as compared to realized losses of $0.7 million for the three months ended June 30, 2007. During the three months ended June 30, 2007, we sold $55.0 million of fixed maturity securities to begin our share repurchase program which resulted in a realized loss of $0.5 million.

Losses and LAE.  Losses and LAE decreased $4.7 million, or 16.2%, to $24.1 million for the three months ended June 30, 2008, from $28.8 million for the three months ended June 30, 2007. The decrease was primarily due to the quarter over quarter change in net premiums earned which reduced losses and LAE by approximately $6.6 million. The offsetting increase, of $1.9 million, was primarily related to the following two factors impacting the losses and LAE ratio.

First, favorable prior accident year loss development was $16.9 million for the three months ended June 30, 2008, compared with $20.4 million for the three months ended June 30, 2007, a change of $3.5 million. Second, this change in development was offset by a $1.5 million reduction in the current year loss estimate, which is a result of the recognition of loss improvements in 2007. Our current accident year loss estimate was 61.9% for the three months ended June 30, 2008, as compared with 63.9% for the three months ended June 30, 2007.

The table below reflects the losses and LAE reserve adjustments for the three months ended:

	June 30,
	2008	2007
	(in millions)

Prior accident year favorable development, net	$16.9	$20.4

LPT reserve favorable change	$—	$—
LPT amortization of the deferred reinsurance gain	$4.6	$4.6

There was no adjustment in either period to the direct reserves subject to the LPT Agreement. Losses and LAE include amortization of deferred reinsurance gain-LPT Agreement of $4.6 million in each of the three month periods ended June 30, 2008 and 2007. Excluding the impact from the LPT Agreement, losses and LAE would have been $28.7 million and $33.4 million, or 38.9% and 39.6%, of net premiums earned for the three months ended June 30, 2008 and 2007, respectively.

Commission Expense.  Commission expense decreased $2.0 million, or 16.7%, to $9.7 million for the three months ended June 30, 2008, from $11.7 million for the three months ended June 30, 2007. Commission expense was 13.2% and 13.9% of net premiums earned for the three months ended June 30, 2008 and 2007, respectively. Commission expense decreased approximately $1.3 million due to a decrease in net premiums earned and agency incentive commissions.

Underwriting and Other Operating Expense.  Underwriting and other operating expense increased $0.2 million, or 1.0%, to $23.0 million for the three months ended June 30, 2008, from $22.8 million for the three months ended June 30, 2007. The increase was primarily due to a $1.3 million increase in salaries and related benefits due to annual salary increases and increased benefit costs. Employee benefit increases included higher benefit costs for medical coverage and the Employers Holdings, Inc. Equity and Incentive Plan. This increase was partially offset by a $0.6 million decrease in consulting and professional fees and a $0.5 million decline in premium taxes attributable to lower net premiums earned. The decrease in our consulting and professional fees was primarily due to the reduction of one-time consulting costs incurred for Sarbanes-Oxley Act compliance and the conversion from a mutual holding company to a stock company in 2007.

Income Taxes.  Income taxes decreased $1.5 million, or 15.0%, to $8.3 million for the three months ended June 30, 2008, from $9.8 million for the three months ended June 30, 2007. The decrease in income taxes was primarily due to a $4.9 million decrease in pre-tax income. The effective tax rate for the three months ended June 30, 2008, was 23.4% compared to a 24.2% for the same period in 2007.

Net Income.  Net income decreased $3.4 million, or 11.1%, to $27.4 million for the three months ended June 30, 2008, from $30.8 million for the three months ended June 30, 2007. The decrease in net income was primarily due to lower net premiums earned, which was partially offset by reduced losses and LAE.

Net income includes amortization of deferred reinsurance gain – LPT Agreement of $4.6 million for each of the three month periods ended June 30, 2008 and 2007. Excluding the LPT Agreement items, net income would have been $22.8 million and $26.2 million for the three months ended June 30, 2008 and 2007, respectively.

Combined Ratio.  The combined ratio increased 1.8 percentage points, to 77.0%, for the three months ended June 30, 2008, from 75.2% for the three months ended June 30, 2007. The change in combined ratio was primarily due to lower net premiums earned and the resulting impact on the underwriting and other operating expense ratio, which was partially offset by a decrease in the loss ratio.

Results of Operations

Six Months Ended June 30, 2008 and 2007

The following table summarizes our consolidated financial results for the six months ended June 30, 2008 and 2007:

				Percentage
			Increase	Increase
			(Decrease)	(Decrease)
			2008 Over	2008 Over
	2008	2007	2007	2007
	(in thousands, except for percentages)

Selected Financial Data:
Gross premiums written	$154,826	$181,046	$(26,220)	(14.5)%
Net premiums written	149,493	174,713	(25,220)	(14.4)

Net premiums earned	$149,711	$173,909	$(24,198)	(13.9)%
Net investment income	37,441	40,140	(2,699)	(6.7)
Realized losses on investments, net	(1,707)	(468)	(1,239)	n/a
Other income	860	2,186	(1,326)	(60.7)

Total revenues	186,305	215,767	(29,462)	(13.7)

Losses and LAE	54,756	70,469	(15,713)	(22.3)
Commission expense	20,344	23,386	(3,042)	(13.0)
Underwriting and other operating expense	44,707	46,052	(1,345)	(2.9)
Income taxes	13,638	17,221	(3,583)	(20.8)

Total expenses	133,445	157,128	(23,683)	(15.1)

Net income	$52,860	$58,639	$(5,779)	(9.9)%

Selected Operating Data:
Combined ratio(1)	80.0%	80.4%	(0.4)%	n/a
Net income before impact of LPT Agreement(2)	$43,501	$49,502	$(6,001)	(12.1)%

(1)	The combined ratio is calculated by dividing the sum of losses and LAE, commission, underwriting and other operating expenses by net premiums earned.

(2)	We define net income before impact of LPT Agreement as net income less: (a) amortization of deferred reinsurance gain – LPT Agreement and (b) adjustments to LPT Agreement ceded reserves. Deferred reinsurance gain – LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of LPT Agreement is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to net income before income taxes and net income or any other measure of performance derived in accordance with GAAP.

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

The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the six months ended:

	June 30,
	2008	2007
	(in thousands)

Net income	$52,860	$58,639
Less impact of LPT Agreement:
Amortization of deferred reinsurance gain – LPT Agreement	9,359	9,137
Adjustment to LPT Agreement ceded reserves(a)	—	—

Net income before impact of LPT Agreement	$43,501	$49,502

(a)	Any adjustment to the estimated direct reserves ceded under the LPT Agreement is reflected in losses and LAE for the period during which the adjustment is determined, with a corresponding increase or decrease in net income in the period. There is a corresponding change to the reinsurance recoverables on unpaid losses as well as the deferred reinsurance gain. A cumulative adjustment to the amortization of the deferred gain is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. See Note 5 in the notes to our consolidated financial statements which are included elsewhere in this report.

Gross Premiums Written.  Gross premiums written decreased $26.2 million, or 14.5%, to $154.8 million for the six months ended June 30, 2008, from $181.0 million for the six months ended June 30, 2007. The decrease in gross premiums written is primarily due to the overall reduction in our average policy size as a result of the impacts of rate reductions, the effects of increased competition and changes in economic and business conditions. Compared to the first six months of 2007, the average rate level of premiums written during the first six months of 2008 was 13.8% lower in California due to rate decreases in April 2006 of 10.5%, July 2006 of 12.7%, January 2007 of 9.9% and September 2007 of 4.5%. The average overall in force policy premium at June 30, 2008 decreased to $8,464, or 20.9%, from $10,702 at June 30, 2007. The policy count, however, has increased 10.6% from June 30, 2007, mainly in California, lessening the impact of the change in policy size. The policy count increase was primarily attributable to sales and marketing efforts in our California market. The number of in force policies in California increased 13.4%, or 3,151 from June 30, 2007.

Net Premiums Written.  Net premiums written decreased $25.2 million, or 14.4%, to $149.5 million for the six months ended June 30, 2008, from $174.7 million for the six months ended June 30, 2007. The decrease was primarily attributable to a $26.2 million decrease in gross premiums written for the same period. Ceded premiums were $5.3 million and $6.3 million, or 3.4% and 3.5%, of gross premiums written for the six months ended June 30, 2008 and June 30, 2007, respectively. The decrease in ceded premiums was primarily the result of the decrease in gross premiums written for the same period.

Net Premiums Earned.  Net premiums earned decreased $24.2 million, or 13.9%, to $149.7 million for the six months ended June 30, 2008, from $173.9 million for the six months ended June 30, 2007. The decrease in net premiums earned for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, was primarily the result of the decrease in net premiums written.

Net Investment Income.  Net investment income decreased $2.7 million, or 6.7%, to $37.4 million for the six months ended June 30, 2008, from $40.1 million for the six months ended June 30, 2007. The decrease was primarily attributable to: (a) one-time interest income from the net proceeds of EHI’s IPO and (b) a slight decrease in investment yield on invested assets. The net proceeds from the IPO generated $1.8 million of interest income prior to distribution to eligible members in 2007. The average pre-tax book yield on invested assets decreased approximately $1.1 million, or approximately 13 basis points, to 4.27% at June 30, 2008, as compared to 4.40% at June 30, 2007.

Realized Losses on Investments.  Realized losses on investment for the six months ended June 30, 2008, totaled $1.7 million as compared to realized losses of $0.5 million for the six months ended June 30, 2007. The increase is the result of other-than-temporary impairment on equity securities of $1.7 million for the six months ended June 30, 2008. The impairment was primarily due to a decline in the fair value of equity securities in the financial services and telecommunications sectors.

Losses and LAE.  Losses and LAE decreased $15.7 million, or 22.3%, to $54.8 million for the six months ended June 30, 2008, from $70.5 million for the six months ended June 30, 2007. The decrease was primarily due to the period over period change in net premiums earned which reduced losses and LAE by approximately $16.1 million. The offsetting increase of $0.4 million was primarily related to the following two factors impacting the losses and LAE ratio.

First, favorable prior accident year loss development was $28.3 million for the six months ended June 30, 2008, compared with $36.0 million for the six months ended June 30, 2007, a change of $7.7 million. Second, this change in development was offset by a $7.0 million reduction in the current year loss estimate, which is a result of the recognition of loss improvements in 2007. Our current accident year loss estimate was 61.7% for the six months ended June 30, 2008, as compared with 66.5% for the six months ended June 30, 2007.

The table below reflects the losses and LAE reserve adjustments for the six months ended:

	June 30,
	2008	2007
	(in millions)

Prior accident year favorable development, net	$28.3	$36.0

LPT reserve favorable change	$—	$—
LPT amortization of the deferred reinsurance gain	$9.4	$9.1

There was no adjustment in either period to the direct reserves subject to the LPT Agreement. Losses and LAE include amortization of deferred reinsurance gain – LPT Agreement of $9.4 million and $9.1 million for the six months ended June 30, 2008 and 2007, respectively. Excluding the impact from the LPT Agreement, losses and LAE would have been $64.1 million and $79.6 million, or 42.8% and 45.8%, of net premiums earned for the six months ended June 30, 2008 and 2007, respectively.

Commission Expense.  Commission expense decreased $3.1 million, or 13.0%, to $20.3 million for the six months ended June 30, 2008, from $23.4 million for the six months ended June 30, 2007. Commission expense was 13.6% and 13.4% of net premiums earned for the six months ended June 30, 2008 and 2007, respectively. The decrease in commission expense was primarily due to the decrease in net premiums earned.

Underwriting and Other Operating Expense.  Underwriting and other operating expense decreased $1.4 million, or 2.9%, to $44.7 million for the six months ended June 30, 2008, from $46.1 million for the six months ended June 30, 2007. The decrease was primarily due to a $2.3 million reduction in one-time consulting and professional fees related to Sarbanes-Oxley Act compliance and the conversion from a mutual holding company to a stock company in 2007. Additionally, premium taxes declined $2.1 million as a result of lower net earned premiums earned and a favorable tax credit related to prior year’s taxes. These decreases were partially offset by an increase of $3.2 million in salaries and related benefits due to annual salary increases and increased benefit costs. Employee benefit increases included higher benefit costs for medical coverage and the Equity and Incentive Plan.

Income Taxes.  Income taxes decreased $3.6 million, or 20.8%, to $13.6 million for the six months ended June 30, 2008, from $17.2 million for the six months ended June 30, 2007. The decrease in income taxes was primarily due to a $9.4 million decrease in pre-tax income. Also, the effective tax rate for the six months ended June 30, 2008, was 20.5% compared to a 22.7% for the same period in 2007. The effective tax rate was impacted by non-deductible expenses related to the conversion in the six months ended June 30, 2007 and the level of tax exempt interest and dividends for the same period in 2008.

Net Income.  Net income decreased $5.7 million, or 9.9%, to $52.9 million for the six months ended June 30, 2008, from $58.6 million for the six months ended June 30, 2007. The decrease in net income was primarily due to lower net premiums earned and investment income, partially offset by reduced losses and LAE.

Net income includes amortization of deferred reinsurance gain – LPT Agreement of $9.4 million and $9.1 million for the six months ended June 30, 2008 and 2007, respectively. Excluding the LPT Agreement items, net income would have been $43.5 million and $49.5 million for the six months ended June 30, 2008 and 2007, respectively.

Combined Ratio.  The combined ratio decreased 0.4 percentage points, to 80.0%, for the six months ended June 30, 2008, from 80.4% for the six months ended June 30, 2007. The change in combined ratio was primarily due to a decrease in the loss ratio, partially offset by lower net premiums earned and the resulting impact on the underwriting and other operating expense ratio.

Liquidity and Capital Resources

Parent Company.  We are a holding company and substantially all of our operations are conducted through our insurance subsidiaries, EICN and ECIC. Dividends to EHI from our insurance subsidiaries are contingent upon our subsidiaries’ earnings and subject to business considerations and regulatory requirements. The primary uses of cash are expected to continue to be stockholder dividends, repurchases of common stock, general operating expenses, as well as the acquisition of AmCOMP.

EHI received approval from the Nevada Commissioner on December 18, 2007, for a $200.0 million extraordinary dividend from EICN special surplus to be paid in 2008. On May 15, 2008, EHI requested and received approval from the Nevada Commissioner to increase the $200.0 million extraordinary dividend to $275.0 million subject to maintaining the risk-based capital (RBC) total adjusted capital of EICN above a specified level on the date of payment after giving effect to such payment. As of June 30, 2008, the $275.0 million extraordinary dividend has been paid to EHI.

On May 23, 2008, EHI and Wells Fargo Bank, National Association (Wells Fargo) entered into an amended and restated Secured Revolving Credit Facility (Amended Credit Facility). The Amended Credit Facility provides the Company with a $150.0 million line of credit through April 30, 2009, and a $50.0 million line of credit thereafter. Any advances under the Amended Credit Facility in excess of $50.0 million must be repaid by May 1, 2009, and all other amounts must be repaid by March 26, 2011. Proceeds under the Amended Credit Facility can be used for general corporate purposes and the acquisition of AmCOMP. Amounts outstanding bear interest at a rate equal to, at EHI’s option: (a) Wells Fargo’s prime rate or (b) a fixed rate that until May 1, 2009 is 0.75% above the LIBOR rate then in effect and thereafter is 0.30% above the LIBOR rate then in effect. With the execution of the Amended Credit Facility, EHI paid a non-refundable commitment fee of $375,000. In addition, EHI is required to pay a quarterly commitment fee equal to a per annum rate of 0.10% on any portion of the Amended Credit Facility that is unused.

The Amended Credit Facility is secured by fixed maturity securities which had a fair value of $187.8 million at June 30, 2008. The Amended Credit Facility contains customary non-financial covenants and requires EHI to maintain $7.5 million of cash and cash equivalents at all times. As of the date of this filing, EHI had no amounts borrowed under the Amended Credit Facility. We are currently in compliance with all applicable covenants.

On February 21, 2008, EHI’s Board of Directors authorized a stock repurchase program (the 2008 Program). The 2008 Program authorizes us to repurchase up to $100 million of our common stock through June 30, 2009. We expect the shares to be repurchased from time to time at prevailing market prices in open market or private transactions, in accordance with applicable laws and regulations, and subject to market conditions and other factors. The repurchases may be commenced or suspended from time to time without prior notice. There can be no assurance that we will continue to undertake any repurchase of our common stock pursuant to the 2008 Program. Through June 30, 2008, we have repurchased 375,300 shares of common stock, at the average price paid including commissions of $18.61 per share, for a total of approximately $7.0 million.

On August 7, 2008, the Board of Directors declared a $0.06 dividend per share, payable September 4, 2008, to stockholders of record on August 21, 2008.

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

Our net cash flows are generally invested in marketable securities. We closely monitor the duration of our investments and investment purchases, and sales are executed with the objective of having adequate funds available for the payment of claims at the subsidiary level and for the subsidiaries to pay dividends to EHI. Because our investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations or rebalance asset portfolios. At June 30, 2008, 94.6% of our investment portfolio consisted of fixed maturity and short-term investments and 5.4% consisted of equity securities.

The ongoing availability of cash to pay claims is dependent upon our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe losses and catastrophic events. On July 1, 2008, we entered into a new reinsurance treaty program (Reinsurance Program) that is effective through July 1, 2009. The Reinsurance Program consists of three contracts, one excess of loss treaty agreement and two catastrophic loss treaty agreements. The Reinsurance Program provides coverage up to $200.0 million per loss occurrence, subject to certain exclusions. Our loss retention for the treaty year beginning July 1, 2008, is $5.0 million. The coverage is subject to an aggregate loss in the first layer ($5.0 million in excess of our $5.0 million retention) of $20.0 million and is limited to $10.0 million for any loss to a single individual involving the second through fifth layers of our Reinsurance Program. In our catastrophe excess of loss contracts we have one mandatory reinstatement for each contract and layer. We believe that we are sufficiently capitalized for the above described retention.

As of June 30, 2008 on a consolidated basis, we had investments, which will mature over the next 24 months, and cash of approximately $300 million. We believe that our liquidity needs over the next 24 months, including the acquisition and integration of AmCOMP, the payment of future stockholder dividends, stock repurchases and other capital expenditures will be met from the above sources.

Cash Flows

We monitor cash flows at both the consolidated and subsidiary levels and project future cash needs using trend and variance analyses.

The table below shows our net cash flows for the six months ended:

	June 30,
	2008	2007
	(in thousands)

Cash and cash equivalents provided by (used in):
Operating activities	$42,882	$53,074
Investing activities	(26,923)	(2,254)
Financing activities	(13,005)	18,470

Increase in cash and cash equivalents	$2,954	$69,290

Net cash provided by operating activities was $42.9 million for the six months ended June 30, 2008, as compared to $53.1 million for the same period in 2007. The $10.2 million decrease in net cash flow from operations for the six months ended June 30, 2008, compared to the same period in 2007, was due to: (a) a decrease of $20.1 million in net premiums received; (b) an increase of $5.7 million in losses and LAE paid; and (c) offsetting decreases of $7.5 million in underwriting expenses paid and $10.7 million in income taxes paid. The decrease in underwriting expenses paid was related to one-time incurred expenses paid for consulting and professional fees for the conversion during the six months ended June 30, 2007. The reduction in income taxes paid was primarily related to income taxes paid in 2007 for the realized gain of $42.9 million that resulted from the equity sales of $169.2 million in the fourth quarter 2006.

Net cash used by investing activities was $26.9 million for the six months ended June 30, 2008, as compared to $2.3 million net cash used for the same period in 2007. The difference between periods was primarily attributable to investment of cash from operating activities.

Net cash used by financing activities was $13.0 million for the six months ended June 30, 2008, as compared to $18.5 million net cash provided for the same period 2007. The cash was primarily used to repurchase our common stock and to pay stockholder dividends. For the six months ended June 30, 2007, the cash provided by financing activities was primarily related to our conversion from a mutual insurance company to a stock company.

Investments

We employ an investment strategy that emphasizes asset quality and the matching of maturities of fixed maturity securities against anticipated claim payments and expenditures, other liabilities and capital needs. Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Currently, we make claim payments from positive cash flow from operations and use excess cash to invest in operations, invest in marketable securities, return capital to our stockholders and fund our acquisition of AmCOMP.

At June 30, 2008, our investment portfolio, which is classified as available-for-sale, was made up almost entirely of investment grade fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. As of June 30, 2008, our fixed maturity securities (excluding cash and cash equivalents) had a duration of 5.54. The duration reflects additional short-term investments in anticipation of our acquisition of AmCOMP. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. Our current investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be “AA.” As of June 30, 2008, our fixed maturity securities portfolio had an average quality of “AA+,” with approximately 87.3% of the carrying value of our investment portfolio rated “AA” or better. Our investment portfolio is comprised of less than 0.02% of subprime mortgage debt securities or derivative securities relating thereto. Agency backed mortgage pass-throughs totaled $164.5 million or 9.6% of the total portfolio.

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

The following table shows the fair values of various categories of invested assets, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent yield based on the fair value of each category of invested assets as of June 30, 2008:

	Fair	Percentage of
Category	Value	Total	Yield
	(in thousands, except percentages)

U.S. Treasury securities	$149,771	8.8%	4.5%
U.S. Agency securities	164,842	9.6	4.6
Tax-exempt municipal securities	869,380	50.9	5.8
Corporate securities	199,743	11.7	5.1
Mortgage-backed securities	170,440	10.0	5.5
Commercial mortgage-backed securities	42,070	2.5	5.1
Asset-backed securities	19,692	1.1	4.9
Equities securities	91,398	5.4	3.4

Total	$1,707,336	100.0%

Weighted average yield			5.33

We regularly monitor our portfolio to preserve principal values whenever possible. All securities in an unrealized loss position are reviewed to determine whether the impairment is other-than-temporary. Factors considered in determining whether a decline is considered to be other-than-temporary include the length of time and the extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and our ability and intent to hold the security until its expected recovery or maturity. For the six months ended June 30, 2008, we recognized an impairment of $1.7 million in the fair values of our equity holdings in our investment portfolio. The impairment was recognized as a result of the severity and duration of the decline in market value of these securities. We believe that we have appropriately identified other-than-temporary declines in the fair values of our remaining unrealized losses at June 30, 2008. We have the ability and intent to hold fixed maturity and equity securities with unrealized losses for a sufficient amount of time to allow them to recover their value or reach maturity.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of our investments at June 30, 2008, were as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)

U.S. government	$269,838	$10,086	$(9)	$279,915
All other governments	632	2	—	634
States and political subdivisions	542,203	3,228	(5,401)	540,030
Special revenue	337,853	2,282	(5,238)	334,897
Public utilities	18,274	201	(85)	18,390
Industrial and miscellaneous	144,920	1,725	(2,013)	144,632
Mortgage-backed securities	233,893	1,130	(2,821)	232,202

Total fixed maturity investments	1,547,613	18,654	(15,567)	1,550,700
Short-term investments	65,309	12	(83)	65,238

Total fixed maturity and short-term investments	1,612,922	18,666	(15,650)	1,615,938
Equity securities	57,787	36,739	(3,128)	91,398

Total investments	$1,670,709	$55,405	$(18,778)	$1,707,336

The amortized cost and estimated fair value of fixed maturity and short-term investments at June 30, 2008, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)

Due in one year or less	$135,000	$135,310
Due after one year through five years	352,523	358,891
Due after five years through ten years	403,746	406,887
Due after ten years	487,760	482,648
Mortgage-backed securities	233,893	232,202

Total	$1,612,922	$1,615,938

We are required by various state regulations to keep securities in a depository account. At June 30, 2008 and 2007, securities having a fair value of $527.3 million and $496.9 million, respectively, were on deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of securities held in trust for reinsurance at June 30, 2008 and 2007, was $5.0 million and $5.3 million, respectively. The Amended Credit Facility is secured by fixed maturity securities which had a fair value of $187.8 million at June 30, 2008.

Contractual Obligations and Commitments

The following table identifies our long-term debt and contractual obligations as of June 30, 2008:

	Payment Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(in thousands)

Operating leases	$30,156	$2,640	$13,825	$5,659	$8,032
Purchased liabilities	2,268	1,012	1,256	—	—
Losses and LAE reserves(1)(2)	2,231,247	153,619	233,341	180,945	1,663,342

Total contractual obligations	$2,263,671	$157,271	$248,422	$186,604	$1,671,374

(1)	The losses and LAE reserves are presented gross of our reinsurance recoverables on unpaid losses, which are as follows for each of the periods presented above:

	Recoveries Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(in thousands)

Reinsurance recoverables excluding allowance	$(1,031,940)	$(40,981)	$(77,939)	$(72,360)	$(840,660)

(2)	Estimated losses and LAE reserve payment patterns have been computed based on historical information. As a result, our calculation of losses and LAE reserve payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our reserving process, see “Critical Accounting Policies.” Actual payments of losses and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of losses and LAE reserves vary from actual ultimate claims amounts as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

These unaudited interim consolidated financial statements include amounts based on informed estimates and judgments of management for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the following: (a) reserves for losses and loss adjustment expenses; (b) reinsurance recoverables; (c) recognition of premium income; (d) deferred policy acquisition costs; (e) deferred income taxes; and (f) valuation of investments. These estimates and judgments require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. Our accounting policies are discussed under “Critical Accounting Policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Additional information regarding our accounting policy for reserves for loss and loss adjustment expenses and reinsurance recoverables follows.

Reserves for Losses and Loss Adjustment Expenses

We are directly liable for losses and LAE under the terms of insurance policies our insurance subsidiaries underwrite. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. Our loss reserves are reflected in our balance sheets under the line item caption “unpaid losses and loss adjustment expenses.” As of June 30, 2008, our reserves for unpaid losses and LAE, net of reinsurance, were $1.20 billion.

Accounting for workers’ compensation insurance requires us to estimate the liability for the expected ultimate cost of unpaid losses and LAE, referred to as loss reserves, as of a balance sheet date. We seek to provide estimates of loss reserves that equal the difference between the expected ultimate losses and LAE of all claims that have occurred as of a balance sheet date and amounts already paid. Management establishes the loss reserve based on its own analysis of emerging claims experience and environmental conditions in our markets and review of the results of various actuarial projection methods and their underlying assumptions. Our aggregate carried reserve for unpaid losses and LAE is a point estimate, which is the sum of our reserves for each accident year in which we have exposure. This aggregate carried reserve, calculated by us, represents our best estimate of our outstanding unpaid losses and LAE.

Although claims for which reserves are established may not be paid for several years or more, we do not discount loss reserves in our financial statements for the time value of money.

The three main components of our reserves for unpaid losses and LAE are case reserves, “incurred but not reported” or IBNR reserves, and LAE reserves.

Case reserves are estimates of future claim payments based upon periodic case-by-case evaluation and the judgment of our claims adjusting staff, as applied at the individual claim level. Our claims examiners determine these case reserves for reported claims on a claim-by-claim basis, based on the examiner’s judgment and experience and on our case reserving practices. We update and monitor our case reserves frequently to appropriately reflect current information.

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

Most of our IBNR reserves relate to estimated future claim payments over and above our case reserves on recorded open claims. For workers’ compensation, most claims are reported to the employer and to the insurance company relatively quickly, and relatively small amounts are paid on claims that already have been closed (which we refer to as “reopenings”). Consequently, late reporting and reopening of claims are a less significant part of IBNR for our insurance subsidiaries.

LAE reserves are our estimate of the diagnostic, legal, administrative and other similar expenses that we will pay in the future to manage claims that have occurred on or before the balance sheet date. LAE reserves are established in the aggregate, rather than on a claim-by-claim basis.

A portion of our losses and LAE obligations are ceded to unaffiliated reinsurers. We establish our losses and LAE reserves both gross and net of ceded reinsurance. The determination of the amount of reinsurance that will be recoverable on our losses and LAE reserves includes both the reinsurance recoverable from our excess of loss reinsurance policies, as well as reinsurance recoverable under the terms of the LPT Agreement. Our reinsurance arrangements also include an intercompany pooling arrangement between EICN and ECIC, whereby each of the insurance subsidiaries cedes some of its premiums, losses, and LAE to the other, but this intercompany pooling arrangement does not affect our consolidated financial statements.

Our reserve for unpaid losses and LAE (gross and net), as well as the above-described main components of such reserves were as follows:

	June 30,
	2008	2007
	(in thousands)

Case reserves	$733,446	$751,444
IBNR	1,208,387	1,245,075
LAE	289,414	297,733

Gross unpaid losses and LAE	2,231,247	2,294,252
Reinsurance recoverables on unpaid losses and LAE, gross	1,031,940	1,081,958

Net unpaid losses and LAE	$1,199,307	$1,212,294

Actuarial methodologies are used by workers’ compensation insurance companies, including us, to analyze and estimate the aggregate amount of unpaid losses and LAE. As mentioned above, management considers the results of various actuarial projection methods and their underlying assumptions among other factors in establishing the reserves for unpaid losses and LAE.

Judgment is required in the actuarial estimation of unpaid losses and LAE. Judgment includes: the selection of methodologies to project the ultimate cost of claims; the selection of projection parameters based on historical company data, industry data, and other benchmarks; the identification and quantification of potential changes in parameters from historical levels to current and future levels due to changes in future claims development expectations caused by internal or external factors; and the weighting of differing reserve indications that result from alternative methods and assumptions. The adequacy of our ultimate loss reserves, which are based on estimates, is inherently uncertain and represents a significant risk to our business, which we attempt to mitigate through our claims management process and by monitoring and reacting to statistics relating to the cost and duration of claims. However, no assurance can be given as to whether the ultimate liability will be more or less than our loss reserve estimates.

We have retained an independent actuarial consulting firm (consulting actuary) to perform a comprehensive study of our losses and LAE liability on a semi-annual basis. The role of our consulting actuary as an advisor to management is to conduct sufficient analyses to produce a range of reasonable estimates, as well as a point estimate, of our unpaid losses and LAE liability, and to present those results to our actuarial staff and to management.

For purposes of analyzing claim payment and emergence patterns and trends over time, we compile and aggregate our claims data by grouping the claims according to the year or quarter in which the claim occurred (“accident year” or “accident quarter”), since each such group of claims is at a different stage of progression toward the ultimate resolution and payment of those claims. The claims data is aggregated and compiled separately for different types of claims and/or claimant benefits. For our Nevada business, where a substantial detailed historical database is available from the Nevada State Industrial Insurance System (the Fund), (from which our Nevada insurance subsidiary, EICN, assumed assets, liabilities and operations in 2000), these separate groupings of benefit types include death, permanent total disability, permanent partial disability, temporary disability, medical care and vocational rehabilitation. Third party subrogation recoveries are separately analyzed and projected. For other states such as California, where substantial and detailed history on our book of business is not available, and where industry data is in a generally more aggregated form, the analyses are conducted separately for medical care benefits, and for all disability and death (indemnity) benefits combined.

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

Management formally establishes loss reserves for financial statement purposes on a quarterly basis. In doing so, we make reference to the most current analyses of our consulting actuary, including a review of the assumptions and the results of the various actuarial methods used by the consulting actuary. Comprehensive studies are conducted June 30 and December 31 by both internal actuarial staff and the consulting actuary. On the alternate quarters, the preceding study results are updated by internal actuarial staff based on quarterly claim reporting and claim payment activity and other information as indicated below:

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

The consulting actuary, management and internal actuarial staff provide the following analyses:

•	claim frequency and claim severity trends indicated by the claim activity as well as any emerging claims environment or operational issues that may indicate changing trends and

•	workers’ compensation industry trends as reported by industry rating bureaus, the media, and other similar sources.

Management determines the IBNR and LAE components of our loss reserves by establishing a point in the range of the consulting actuary’s most recent analysis of unpaid losses and LAE with the selection of the point based on management’s own view of recent and future claim emergence patterns, payment patterns, and trends information obtained from internal actuarial staff pertaining to:

•	our view of the markets in which we are operating, including economic, business and political conditions;

•	the characteristics of the business we have written in recent quarters;

•	recent and pending recoveries from reinsurance;

•	our view of trends in the future costs of managing claims; and

•	other similar considerations as we view relevant.

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

The following table provides a reconciliation of the beginning and ending loss reserves on a GAAP basis:

	For the Six	For the
	Months Ended	Year Ended
	June 30, 2008	December 31, 2007
	(in thousands)

Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,269,710	$2,307,755
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	1,052,641	1,098,103

Net unpaid losses and LAE at beginning of period	1,217,069	1,209,652
Losses and LAE, net of reinsurance, incurred in:
Current period	92,437	221,347
Prior periods	(28,322)	(60,011)

Total net losses and LAE incurred during the period	64,115	161,336
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	12,629	44,790
Prior periods	69,248	109,129

Total net payments for losses and LAE during the period	81,877	153,919

Ending unpaid losses and LAE, net of reinsurance	1,199,307	1,217,069
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,031,940	1,052,641

Unpaid losses and LAE, gross of reinsurance, at end of period	$2,231,247	$2,269,710

Estimates of incurred losses and LAE attributable to insured events of prior years decreased due to continued favorable development in such prior accident years (actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated). The reduction in the estimated liability for unpaid losses and LAE related to prior years was $28.3 million for the six months ended June 30, 2008 and $60.0 million for the year ended December 31, 2007.

The major sources of favorable development include: (a) actual paid losses have been less than expected and (b) the impact of new information on selected patterns of claims emergence and claim payment used in the projection of future loss payments (particularly in California where we are now able to rely more on our own loss experience and place less reliance on industry experience).

We review our loss reserves each quarter and, as discussed earlier, our consulting actuary assists our review by performing a comprehensive actuarial analysis and projection of unpaid losses and LAE twice each year. We may adjust our reserves based on the results of our reviews and these adjustments could be significant. If we change our estimates, these changes are reflected in our results of operations during the period in which they are made. Our actual claims and LAE experience and emergence in recent years have been more favorable than anticipated in prior evaluations. Our insurance subsidiaries have been operating in a period that includes: (a) changing business conditions; (b) entering into new markets; and (c) operational changes. During periods characterized by such changes, at each evaluation, the actuaries and management must make judgments as to the relative weight to accord to long-term historical and recent company data, external data, evaluations of business environment and other factors in selecting the methods to use in projecting ultimate losses and LAE, the parameters to incorporate in those methods, and the relative weights to accord to the different projection indications. Since the loss reserves are providing for claim payments that will emerge over many years, if management’s projections and loss reserves were established in a manner that reacted quickly to each new emerging trend in the data or in the environment, there would be a high likelihood that future adjustments, perhaps significant in magnitude, would be required to correct for trends that turned out not to be persistent. At each balance sheet evaluation, some losses and LAE projection methods have produced indications above the loss reserve selected by us, and some losses and LAE projection methods have produced indications lower than the loss reserve selected by management. At each evaluation, management has given weight to new data, recent indications, and evaluations of environmental conditions and changes that implicitly reflect management’s expectation as to the degree to which the future will resemble the most recent information and most recent changes, as compared with long-term claim payment, claim emergence, and claim cost inflation patterns.

As patterns and trends recur consistently over a period of quarters or years, management gives greater implicit weight to these recent patterns and trends in developing our future expectations. In our view, in establishing loss reserves at each historical balance sheet date, we have used prudent judgment in balancing long-term data and recent information.

It is likely that ultimate losses and LAE will differ from the loss reserves recorded in our June 30, 2008 balance sheet. Actual losses and LAE payments could be greater or less than our projections, perhaps significantly. The following paragraphs discuss several potential sources of such deviations, and illustrate their potential magnitudes.

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

Loss Portfolio Transfer (LPT)

Under the LPT Agreement, $1.525 billion in liabilities for incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995 was ceded for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were approximately $950.3 million and $971.7 million as of June 30, 2008 and December 31, 2007, respectively. Losses and LAE paid with respect to the LPT Agreement totaled approximately $427.1 million and $405.7 million as of June 30, 2008 and December 31, 2007, respectively.

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

New Accounting Standards

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) significantly changes the accounting for business combinations and requires the acquiring entity in the transaction to recognize the acquired assets and assumed liabilities at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, which, for the Company, would include business combinations that are completed after January 1, 2009. Early adoption is prohibited. The adoption of SFAS No. 141(R) will have an impact on the consolidated financial statements for any business combinations completed after January 1, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We have not experienced any material changes in credit risk or equity price risk since December 31, 2007.

Interest Rate Risk

Our investment portfolio consists primarily of fixed maturity securities, which have a fair value of $1.55 billion at June 30, 2008, and is subject to interest rate risk. We manage the exposure to interest rate risk through a disciplined asset/liability matching, capital management process. These risks are assessed regularly and balanced within the context of the liability and capital position.

Fixed maturity securities include mortgage-backed securities, which totaled $170.4 million, or 10.0%, of the portfolio as of June 30, 2008. Agency backed mortgage pass-throughs totaled $164.5 million, or 96.5%, of the mortgage-backed securities portion of the portfolio, and 9.6% of the total portfolio. Interest rates have declined recently, increasing the potential for prepayment activity. However, we do not expect further declines in interest rates sufficient to significantly increase prepayments from levels currently reflected in the valuations and durations of the mortgage holdings.

The following table summarizes our interest rate risk illustrating the sensitivity of the fair value of fixed maturity securities to selected hypothetical changes in interest rates as of June 30, 2008. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturity securities portfolio and stockholders’ equity.

	Estimated
	Increase (Decrease)
Hypothetical Change in Interest Rates	in Fair Value
	(in thousands, except percentages)

300 basis point rise	$(243,055)	(15.2)%
200 basis point rise	(168,726)	(10.6)
100 basis point rise	(87,637)	(5.5)
50 basis point decline	45,267	2.8
100 basis point decline	90,927	5.7

Item 4.	Controls and Procedures

Under the supervision of, and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC.

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

We have disclosed in our Annual Report the most significant factors that can impact year-to-year comparisons and may affect the future performance of the Company’s business. On a quarterly basis, we review these risks and update the risk factors, as appropriate. As of the date of this report, there have been no material changes to the risk factors described in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase of our common stock through June 30, 2008:

				Maximum
				Number (or
			Total Number	Approximate
			of Shares	Dollar Value)
			Purchased as	of Shares
	Total	Average	Part of	that May Yet
	Number of	Price	Publicly	be Purchased
	Shares	Paid Per	Announced	Under the
Period	Purchased	Share(1)	Program	Program(2)
				(millions)

March 17, 2008 – March 31, 2008	56,000	$17.75	56,000	$99.0
April 1, 2008 – April 30, 2008	109,300	18.27	165,300	97.0
May 1, 2008 – May 31, 2008	105,000	18.85	270,300	95.0
June 1, 2008 – June 30, 2008	105,000	19.29	375,300	93.0

Total 2008 Repurchase	375,300

(1)	Includes fees and commissions paid on stock repurchases.

(2)	On February 21, 2008, the Board of Directors authorized a stock repurchase program of up to $100.0 million of our common stock through June 30, 2009. The shares may be repurchased from time to time at prevailing market prices in open market or private transactions. The repurchases may be commenced or suspended from time to time without prior notice. There can be no assurance that we will continue to undertake any repurchase of our common stock pursuant to the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 annual meeting of stockholders of EHI was held on May 29, 2008. Three matters were presented to a vote of our stockholders at the meeting.

Proposal One was the election of three Class II Directors to serve until the 2011 Annual Meeting of Stockholders. The tabulation of votes for the nominees, all of whom were elected, was as follows:

	Total Votes for	Total Votes Withheld
	Each Director	from Each Director

Robert J. Kolesar	34,512,599	594,332
Douglas D. Dirks	34,526,333	580,598
Richard W. Blakey	34,510,353	596,578

Proposal Two was the approval of amendments to the Employers Holdings, Inc. Equity and Incentive Plan. The tabulation of votes was as follows:

Total Votes for	27,538,785
Total Votes against	2,217,329
Total Abstentions	495,324
Broker Non-Votes	4,855,493

Proposal Three was ratification of the appointment of Ernst & Young LLP as EHI’s independent registered public accounting firm for the fiscal year ending December 31, 2008. The tabulation of votes was as follows:

Total Votes for	34,645,731
Total Votes against	120,170
Total Abstentions	341,030
Broker Non-Votes	0

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits:

Exhibit			Included	Incorporated by Reference Herein
No.		Description of Exhibit	Herewith	Form	Exhibit	Filing Date

*10	.1	Employers Holdings, Inc. Amended and Restated Equity Incentive Plan		DEF14A	Appendix B	April 14, 2008
10.2		Credit Agreement, dated May 23, 2008, between Employers Holdings, Inc. and Wells Fargo Bank, National Association		8-K	10.1	May 27, 2008
10.3		Revolving Line of Credit Note, dated May 23, 2008, between Employers Holdings, Inc. and Wells Fargo Bank, National Association.		8-K	10.2	May 27, 2008
*10	.4	Form of Restricted Stock Unit Agreement		8-K	10.1	June 2, 2008
31.1		Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2		Certification of William E. Yocke Pursuant to Section 302	X
32.1		Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2		Certification of William E. Yocke Pursuant to Section 906	X

*	Asterisks identify management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	August 8, 2008	By: /s/ Douglas D. Dirks
Name: Douglas D. Dirks
Title: President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2008	By: /s/ William E. Yocke
Name: William E. Yocke
Title: Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)