Form 10-Q
period 2008-09-30
Employers Holdings, Inc.
filed 2008-11-07
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended _________________ to _________________

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

Yes☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Class	November 5, 2008
Common Stock, $0.01 par value per share	48,830,140 shares outstanding

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheet

(in thousands, except share data)

	As of September 30, 2008	As of December 31, 2007
	(unaudited)
Assets
Available for sale:
Fixed maturity investments at fair value (amortized cost $1,530,282 at September 30, 2008 and $1,594,159 at December 31, 2007)	$1,500,206	$1,618,903
Equity securities at fair value (cost $54,552 at September 30, 2008 and $60,551 at December 31, 2007)	79,452	107,377
Short-term investments at fair value (amortized cost $70,884 at September 30, 2008)	70,386	—

Total investments	1,650,044	1,726,280

Cash and cash equivalents	311,793	149,703
Accrued investment income	18,853	19,345
Premiums receivable, less bad debt allowance of $5,320 at September 30, 2008 and $6,037 at December 31, 2007	24,612	36,402
Reinsurance recoverable for:
Paid losses	10,766	10,218
Unpaid losses, less allowance of $1,308 at each period	1,024,871	1,051,333
Funds held by or deposited with reinsureds	90,067	95,884
Deferred policy acquisition costs	14,611	14,901
Deferred income taxes, net	80,482	59,730
Property and equipment, net	19,199	14,133
Other assets	19,843	13,299

Total assets	$3,265,141	$3,191,228

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,212,400	$2,269,710
Unearned premiums	59,061	63,924
Policyholders’ dividends accrued	149	386

Total claims and policy liabilities	2,271,610	2,334,020

Commissions and premium taxes payable	5,381	7,493
Federal income taxes payable	2,140	13,884
Accounts payable and accrued expenses	18,490	20,682
Deferred reinsurance gain - LPT Agreement	411,094	425,002
Note payable	150,000	—
Other liabilities	11,818	10,694

Total liabilities	2,870,533	2,811,775

See accompanying unaudited notes to consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	As of September 30, 2008	As of December 31, 2007
	(unaudited)
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,528,207 and 53,527,907 shares issued and 48,830,140 and 49,616,635 shares outstanding at September 30, 2008, and at December 31, 2007, respectively	535	535
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	305,329	302,862
Retained earnings	181,584	104,536
Accumulated other comprehensive (loss) income, net	(3,688)	46,520
Treasury stock, at cost (4,698,067 shares at September 30, 2008 and 3,911,272 shares at December 31, 2007)	(89,152)	(75,000)

Total stockholders’ equity	394,608	379,453

Total liabilities and stockholders’ equity	$3,265,141	$3,191,228

See accompanying unaudited notes to consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)
Revenues
Net premiums earned	$73,131	$88,527	$222,842	$262,436
Net investment income	18,474	19,246	55,915	59,386
Realized (losses) gains on investments, net	(1,504)	146	(3,211)	(322)
Other income	295	861	1,155	3,047

Total revenues	90,396	108,780	276,701	324,547

Expenses
Losses and loss adjustment expenses	25,588	40,867	80,344	111,336
Commission expense	10,121	12,411	30,465	35,797
Underwriting and other operating expense	21,907	21,726	66,614	67,778

Total expenses	57,616	75,004	177,423	214,911

Net income before income taxes	32,780	33,776	99,278	109,636
Income tax (benefit) expense	(289)	3,896	13,349	21,117

Net income	$33,069	$29,880	$85,929	$88,519

Net income after date of conversion (Note 2)				$82,048

Earnings per common share (Note 12):

	For the Three Months Ended September 30,		For the Nine Months Ended	For the Period February 5, 2007 through
			September 30,	September 30,
	2008	2007	2008	2007
Basic	$0.67	$0.58	$1.74	$1.55

Diluted	$0.67	$0.58	$1.74	$1.55

				Pro Forma for the Nine Months Ended September 30, 2007
Basic				$1.69

Diluted				$1.69

Cash dividends declared per common share	$0.06	$0.06	$0.18	$0.12

See accompanying unaudited notes to consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional		Accumulated Other Comprehensive (Loss)	Treasury	Total
			Paid-In	Retained	Income,	Stock,	Stockholders’
	Shares	Amount	Capital	Earnings	Net	at Cost	Equity
	(unaudited)
Balance, January 1, 2007	—	$—	$—	$274,602	$29,175	$—	$303,777
Conversion transaction (Note 2)	22,765,407	227	(182,143)	(281,073)	—	—	(462,989)
Initial public offering transaction (Note 2)	30,762,500	308	483,285	—	—	—	483,593
Stock-based compensation (Note 11)	—	—	902	—	—	—	902
Acquisition of treasury stock (Note 10)	—	—	—	—	—	(69,043)	(69,043)
Dividends to common stockholders	—	—	—	(6,299)	—	—	(6,299)
Comprehensive income:
Net income before conversion	—	—	—	6,471	—	—	6,471
Net income after conversion	—	—	—	82,048	—	—	82,048

Net income for the period	—	—	—	88,519	—	—	88,519
Change in net unrealized gains on investments, net of taxes	—	—	—	—	3,294	—	3,294

Total comprehensive income							91,813

Balance, September 30, 2007	53,527,907	$535	$302,044	$75,749	$32,469	$(69,043)	$341,754

Balance, January 1, 2008	53,527,907	$535	$302,862	$104,536	$46,520	$(75,000)	$379,453
Stock-based compensation (Note 11)	—	—	2,459	—	—	—	2,459
Stock options exercised	300	—	5	—	—	—	5
Acquisition of treasury stock (Note 10)	—	—	—	—	—	(14,152)	(14,152)
Dividends to common stockholders	—	—	3	(8,881)	—	—	(8,878)
Comprehensive income:
Net income for the period	—	—	—	85,929	—	—	85,929
Change in net unrealized losses on investments, net of taxes	—	—	—	—	(50,208)	—	(50,208)

Total comprehensive income							35,721

Balance, September 30, 2008	53,528,207	$535	$305,329	$181,584	$(3,688)	$(89,152)	$394,608

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(in thousands)

	Nine Months Ended September 30,
	2008	2007
	(unaudited)
Operating activities
Net income	$85,929	$88,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,334	4,517
Stock-based compensation	2,459	902
Amortization of premium on investments, net	4,814	4,848
Allowance for doubtful accounts – premiums receivable	(717)	780
Deferred income tax expense	6,284	5,160
Realized losses on investments, net	3,211	322
Realized losses on retirement of assets	16	—
Change in operating assets and liabilities:
Accrued investment income	492	(310)
Premiums receivable	12,507	5,753
Reinsurance recoverable on paid and unpaid losses	25,914	36,748
Funds held by or deposited with reinsureds	5,817	5,283
Unpaid losses and loss adjustment expenses	(57,310)	(25,264)
Unearned premiums	(4,863)	(2,442)
Federal income taxes payable	(11,744)	(14,245)
Accounts payable, accrued expenses and other liabilities	(1,967)	(11,400)
Deferred reinsurance gain – LPT Agreement	(13,908)	(13,694)
Other	(7,073)	(3,041)

Net cash provided by operating activities	55,195	82,436
Investing activities
Purchase of fixed maturities	(208,730)	(214,197)
Purchase of equity securities	(558)	(1,021)
Proceeds from sale of fixed maturities	149,487	156,471
Proceeds from sale of equity securities	4,010	2,744
Proceeds from maturities and redemptions of investments	41,462	40,650
Capitalized acquisition costs	(1,260)	—
Capital expenditures and other, net	(4,116)	(3,993)

Net cash used in investing activities	(19,705)	(19,346)
Financing activities
Issuance of common stock, net	—	486,670
Cash paid to eligible policyholders under plan of conversion	—	(462,989)
Proceeds from exercise of stock options	5	—
Acquisition of treasury stock	(14,152)	(67,288)
Dividends paid to stockholders	(8,878)	(6,299)
Debt issuance costs	(375)	—
Proceeds from note payable	150,000	—

Net cash provided by (used in) financing activities	126,600	(49,906)

Net increase in cash and cash equivalents	162,090	13,184
Cash and cash equivalents at the beginning of the period	149,703	79,984

Cash and cash equivalents at the end of the period	$311,793	$93,168

Schedule of non-cash transactions
Stock issued in exchange for membership interest	$—	$281,073

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

In March 2008, the FASB issued SFAS No. 161 Disclosures About Derivative Instruments and Hedging Activities – an Amendment of FASB No. 133 (SFAS No. 161). SFAS No. 161 expands the disclosure requirements in SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities about an entity’s derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008, which, for the Company, would be January 1, 2009. The Company is currently assessing the impact SFAS No. 161 will have on the consolidated financial statements.

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

3. Income Taxes

During the three months ended September 30, 2008, the Company reversed the remaining $10.6 million of liabilities for previously unrecognized tax benefits (including $2.3 million of related accrued interest of which $0.4 million was recognized in the nine months ended September 30, 2008), as a result of certain statutory periods expiring. The reversal decreased the Company’s effective tax rate by 26.3 and 8.7 percentage points for the three and nine months ended September 30, 2008, respectively. Tax years 2005 through 2007 are subject to examination by the federal taxing authority. There are no income tax examinations currently in progress.

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

Additionally, on January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 159). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The Company’s adoption of SFAS No. 159 did not have a material impact on its consolidated financial statements or results of operations.

The following table presents the items on the accompanying consolidated balance sheet that are stated at fair value and the fair value measurements used as of September 30, 2008. The interest rate swap, a level 2 measurement (Note 8), has been omitted from the table because it had no fair value at September 30, 2008.

	Fixed Maturities	Equity Securities	Short-Term Investments
	(in thousands)
Level 1: Quoted prices in active markets for identical assets	$—	$79,452	$—
Level 2: Significant other observable inputs	1,492,856	—	70,386
Level 3: Unobservable inputs	7,350	—	—

Balance, September 30, 2008	$1,500,206	$79,452	$70,386

The following table provides a reconciliation of the beginning and ending balances, for the above items, that are measured using Level 3: Unobservable inputs for the nine months ended September 30, 2008:

Fixed Maturities
(in thousands)
Balance, January 1, 2008	$7,384
Unrealized losses in other comprehensive loss	(34)

Balance, September 30, 2008	$7,350

Other-Than-Temporary Impairment

The Company reviews its investment portfolio quarterly for securities that may have incurred an other-than-temporary impairment (OTTI). For any investment security deemed to have an OTTI, the investment’s cost or amortized cost is written down to its fair value and the amount written down is recorded in earnings as a realized loss on investments.

Net realized (losses) gains on investments for the three and nine months ended September 30, 2008 include write-downs of $3.8 million and $5.5 million on 34 and 47 securities, respectively, for which the Company determined the declines in fair value were other-than-temporary due to the amount and length of time that fair values were below cost. Based on the Company’s review of the other securities, the Company has the intent and ability to hold the securities until fair value recovers above cost or to maturity.

5. Liability for Unpaid Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the liability for unpaid losses and LAE for the nine months ended:

	September 30,
	2008	2007
	( in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,269,710	$2,307,755
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	1,052,641	1,098,103

Net unpaid losses and LAE at beginning of period	1,217,069	1,209,652
Losses and LAE, net of reinsurance, incurred in:
Current period	147,569	168,481
Prior periods	(53,317)	(43,451)

Total net losses and LAE incurred during the period	94,252	125,030

Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	25,860	26,702
Prior periods	99,240	87,239

Total net payments for losses and LAE during the period	125,100	113,941

Ending unpaid losses and LAE, net of reinsurance	1,186,221	1,220,741
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,026,179	1,061,750

Unpaid losses and LAE, gross of reinsurance, at end of period	$2,212,400	$2,282,491

The above table excludes the impact of the amortization of the deferred reinsurance gain–LPT Agreement (Deferred Gain) (Note 6). The Company amortized $13.9 million and $13.7 million of the Deferred Gain for the nine months ended September 30, 2008 and 2007, respectively, which are reflected in losses and LAE incurred in the consolidated statements of income. For the nine months ended September 30, 2008 and 2007, no reductions were made to the ceded reserves on the Deferred Gain.

The reduction in the liability for unpaid losses and LAE attributable to insured events of prior periods was $53.3 million and $43.4 million for the nine months ended September 30, 2008 and 2007, respectively. The major sources of this favorable development are actual paid losses being less than expected and the impact of new information on selected claim payments and emergence patterns used in the projection of future loss payments in the Company’s California and Nevada business as more information becomes known.

6. LPT Agreement

The Company is a party to a 100% quota share retroactive reinsurance agreement (LPT Agreement) under which $1.5 billion in liabilities for losses and LAE related to claims incurred prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The Deferred Gain is recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The Company amortized $4.5 million and $13.9 million of the Deferred Gain for the three and nine months ended September 30, 2008, respectively, and $4.6 million and $13.7 million of the Deferred Gain for the three and nine months ended September 30, 2007, respectively. The adjustments to the Deferred Gain are recorded in losses and LAE in the accompanying consolidated statements of income. The remaining Deferred Gain was $411.1 million and $425.0 million as of September 30, 2008 and December 31, 2007, respectively, and is included in the accompanying consolidated balance sheets as deferred reinsurance gain–LPT Agreement.

7. Note Payable

Effective September 30, 2008, EHI and Wells Fargo Bank, National Association (Wells Fargo) entered into a Second Amended and Restated Secured Revolving Credit Facility (Amended Credit Facility). The Amended Credit Facility provides the Company with: (a) $150.0 million line of credit through December 31, 2009; (b) $100.0 million line of credit from January 1, 2010 through December 31, 2010; and (c) $50.0 million line of credit from January 1, 2011 through March 26, 2011. Amounts outstanding bear interest at a rate equal to, at the Company’s option: (a) a fluctuating rate of 1.25% above Wells Fargo’s prime rate or (b) a fixed rate that is 1.25% above the LIBOR rate then in effect. The Company previously paid a non-refundable commitment fee of $375.0 thousand, which is being amortized over 12 months. In addition, the Company is required to pay a quarterly commitment fee equal to a per annum rate of 0.10% on any portion of the Amended Credit Facility that is unused. The Amended Credit Facility contains customary non-financial covenants and requires EHI to maintain $7.5 million of cash and cash equivalents.

On September 30, 2008, EHI borrowed $150.0 million through the Amended Credit Facility with an interest rate of 5.25%. The proceeds borrowed under the Amended Credit Facility will be used to finance the acquisition of AmCOMP Incorporated (Note 13) and for general working capital purposes. The Amended Credit Facility is secured by fixed maturity securities which had a fair value of $186.7 million at September 30, 2008.

8. Derivative

Interest Rate Swap

On September 30, 2008, the Company, in connection with the borrowings through the Amended Credit Facility (Note 7), executed an interest rate swap with Wells Fargo with a notional amount of $100.0 million. Execution of the interest rate swap established a fixed interest rate of 4.84%, on the notional amount, through September 30, 2010. The Company uses this interest rate swap to mitigate the risks associated with unexpected cash outflows resulting from shifts in variable interest rates. As of September 30, 2008, the same date the derivative was established, the interest rate swap had no fair value.

9. Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is comprised of unrealized (depreciation) appreciation on investments classified as available-for-sale. The following table summarizes the components of accumulated other comprehensive (loss) income:

	September 30,
	2008	2007
	(in thousands)
Net unrealized (loss) gain on investment, before taxes	$(5,674)	$49,953
Deferred tax benefit (expense)	1,986	(17,484)

Total accumulated other comprehensive (loss) income, net of taxes net of taxes	$(3,688)	$32,469

The following table summarizes changes in the components of total comprehensive income for the stated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	( in thousands)
Unrealized (losses) gains arising during the period, before taxes	$(43,805)	$29,059	$(80,455)	$4,746
Less: income tax (benefit) expense	(15,331)	10,131	(28,159)	1,661

Unrealized (losses) gains arising during the period, net of taxes	(28,474)	18,928	(52,296)	3,085
Less reclassification adjustment:
(Losses) gains realized in net income	(1,504)	146	(3,211)	(322)
Income tax (benefit) expense	(526)	51	(1,123)	(113)

Reclassification adjustment for (losses) gains realized in net income	(978)	95	(2,088)	(209)

Other comprehensive (loss) gain	(27,496)	18,833	(50,208)	3,294
Net income	33,069	29,880	85,929	88,519

Total comprehensive income	$5,573	$48,713	$35,721	$91,813

10. Stockholders’ Equity

Stock Repurchase Program

On February 21, 2008, the EHI Board of Directors authorized a stock repurchase program (the 2008 Program). The 2008 Program authorizes the Company to repurchase up to $100.0 million of the Company’s common stock through June 30, 2009. As of September 30, 2008, the Company repurchased 786,795 shares at a cost of $14.2 million. EHI may repurchase shares from time to time at prevailing market prices in open market or private transactions. The repurchases may be commenced or suspended from time to time without prior notice.

11. Stock-Based Compensation

The Company accounts for stock-based compensation according to the provisions of SFAS No. 123(R), Share-Based Payment. Net stock-based compensation expense recognized in the accompanying consolidated statements of income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Stock-based compensation related to:
Nonqualified stock options	$375	$351	$878	$557
Restricted stock units	301	80	601	80
Performance shares	296	265	980	265

Total	972	696	2,459	902
Less: related tax benefit	333	244	851	316

Net stock-based compensation expense	$639	$452	$1,608	$586

Nonqualified Stock Options

On May 29, 2008, the Company awarded 475,167 options to the officers of the Company. These options have a service vesting period of four years and vest 25% on May 29, 2009, and the subsequent three anniversaries of such date. The options are subject to accelerated vesting in certain limited circumstances, such as death or disability of the holder, or in connection with a change of control of the Company. The options expire seven years from the date of grant. The per share exercise price of these options is equal to the fair value of the stock on the grant date, or $19.21.

Changes in outstanding stock options for the nine months ended September 30, 2008 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
			(in years)
Options outstanding at January 1, 2008	584,850	$18.29	6.4
Granted	475,167	19.21	6.7
Exercised	(300)	17.00
Expired	(4,755)	17.86
Forfeited	(30,152)	18.40

Options outstanding at September 30, 2008	1,024,810	18.71	6.1

Exercisable at September 30, 2008	158,877	18.18	5.5

Restricted Stock Units

On May 29, 2008, 23,760 restricted stock units (RSUs), awarded to the non-employee members of the Board of Directors during 2007, vested in connection with the annual stockholders meeting. The vested RSUs will be settled in common stock six months following the awardee’s termination of service from the Board of Directors. Prior to settlement, dividend equivalents are paid with respect to these vested RSUs and are credited as additional vested RSUs. On September 4, 2008, in connection with the Company’s dividend to its stockholders, an aggregate of 72 RSUs were credited to vested RSU holders.

Additionally, on May 29, 2008, the Company awarded the non-employee members of the Board of Directors, in aggregate, 24,984 RSUs. These RSUs vest on May 29, 2009, except for accelerated vesting in the case of death or disability of the director or in connection with a change of control. Vested RSUs will be settled in common stock within 30 days after the vesting date or can be deferred until six months following the awardee’s termination of service from the Board of Directors, at the awardee’s election. In the event of a deferral election, dividend equivalents are paid with respect to vested RSUs and are credited as additional vested RSUs. The aggregate fair value of the RSUs on the date of grant was $479.9 thousand.

On May 29, 2008, the Company awarded 152,564 RSUs to the officers of the Company. The RSUs have a service vesting period of four years and vest 25% on May 29, 2009, and the subsequent three anniversaries of such date. The RSUs are subject to accelerated vesting in certain limited circumstances, such as: death or disability of the holder, or in connection with a change of control of the Company. The aggregate fair value of the RSUs on the date of grant was $2.9 million.

Changes in outstanding RSUs for the nine months ended September 30, 2008 were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at January 1, 2008	23,760	$16.83
Granted	177,692	19.21
Forfeited	(1,667)	19.21

RSUs outstanding at September 30, 2008	199,785	18.93

Vested but unsettled RSUs at September 30, 2008	23,904	16.84

12. Earnings Per Share

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

The following table presents the net income and the weighted average common shares outstanding used in the earnings per common share calculations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,	February 5, 2007 through September 30,	Pro Forma Nine Months Ended September 30,

	2008	2007	2008	2007	2007
	(in thousands, except share and per share data)
Net income available to common stockholders – basic and diluted	$33,069	$29,880	$85,929	$82,048	$88,519

Weighted average number of common shares outstanding – basic	49,005,235	51,720,231	49,339,966	52,818,747	52,457,369

Effect of dilutive securities:
Performance share awards	66,246	4,465	48,454	1,726	1,505
Unvested restricted stock units	3,433	2,320	1,174	897	782

Dilutive potential common shares	69,679	6,785	49,628	2,623	2,287

Weighted average number of common shares outstanding – diluted	49,074,914	51,727,016	49,389,594	52,821,370	52,459,656

Earnings per common share:
Basic	$0.67	$0.58	$1.74	$1.55	$1.69
Diluted	$0.67	$0.58	$1.74	$1.55	$1.69

For the three months ended September 30, 2008 and 2007, and nine months ended September 30, 2008, earnings per common share — basic — was calculated using net income for the period and the weighted average common shares outstanding, including contingently issuable shares for which all necessary conditions for issuance have been met. Earnings per common share — diluted — is based on the basic weighted average common shares outstanding increased by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares that could have been repurchased from the proceeds of the potentially dilutive shares. The Company’s outstanding options have been excluded in computing the diluted earnings per share for the three months ended September 30, 2008 and 2007 and nine months ended September 30, 2008, because their inclusion would be anti-dilutive.

The earnings per common share — basic — for the period February 5, 2007 through September 30, 2007 was calculated using only the net income available to common stockholders for the period after the IPO, as shown on the consolidated statements of income, and the basic weighted average common shares outstanding during the same period. Earnings per common share — diluted — is based on the basic weighted average common shares outstanding increased by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares that could have been repurchased from the proceeds of the potentially dilutive shares. The Company’s outstanding options have been excluded in computing the diluted earnings per share for the period February 5, 2007 through September 30, 2007 because their inclusion would be anti-dilutive.

The pro forma earnings per common share for the nine months ended September 30, 2007, presented on the accompanying consolidated statements of income is intended to depict relative earnings per common share for the period, irrespective of the impact of the Conversion because neither EHI, nor its predecessor, EIG, had, prior to the Conversion, any outstanding common shares. The pro forma earnings per common share — basic — for the nine months ended September 30, 2007 was calculated using the weighted average common shares of 50,000,002 for the period prior to the Conversion and 52,818,747 for the period after the Conversion through September 30, 2007. Pro forma earnings per common share — diluted — for the nine months ended September 30, 2007, is based on the pro forma weighted average common shares outstanding — basic — adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares that could have been repurchased from the proceeds of the potentially dilutive shares. The Company’s outstanding options have been excluded in computing the pro forma diluted earnings per share for the nine months ended September 30, 2007 because their inclusion would be anti-dilutive.

13. Subsequent Events

Acquisition of AmCOMP Incorporated

On October 31, 2008, EHI acquired 100% of the outstanding common stock of AmCOMP Incorporated (AmCOMP) for $188.4 million (the Acquisition). The Company believes the Acquisition will provide significant opportunity to accelerate the execution of its strategic goals and achieve its vision of being the leader in the property and casualty insurance industry specializing in workers’ compensation. The accompanying unaudited consolidated statements of income for the three and nine months ended September 30, 2008 do not include the results of AmCOMP.

Pursuant to the terms of Amendment No. 2 to the Agreement and Plan of Merger, as executed on August 29, 2008, the Company paid a cash amount of $12.15 per share in exchange for the 15,295,462 outstanding shares of AmCOMP common stock. The 844,650 AmCOMP stock options that were outstanding immediately prior to the effective time of the Acquisition were vested by virtue of the Acquisition and exchanged for the right to receive cash consideration equal to the net amount of the excess, if any, of $12.15 per share over the exercise price per share of the option.

The total estimated purchase price of the Acquisition was as follows:

Amount
(in thousands)
Cash for outstanding shares	$185,840
Cash for stock options	2,529

Total cash used to acquire the outstanding equity interests of AmCOMP	188,369
Estimated acquisition related costs	4,964

Total estimated purchase price	$193,333

The Company will allocate the total purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the aggregate fair values will be recorded as goodwill, which is not deductible for federal income tax purposes. The Company is in the process of determining the fair value of the assets acquired and liabilities assumed. The results of AmCOMP for the period October 31, 2008 through December 31, 2008 will be included in the Company’s 2008 Annual Report on Form 10-K, along with an allocation of the purchase price.

Stockholder Dividend

On November 6, 2008, the Board of Directors declared a $0.06 dividend per share, payable December 4, 2008, to stockholders of record on November 20, 2008.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	impact of the extraordinary conditions in the financial markets;
•	adequacy and accuracy of our pricing methodologies;
•	our dependence on concentrated geographic areas and on the workers’ compensation industry;
•	developments in the frequency or severity of claims and loss activity that our underwriting, reserving or investment practices do not anticipate based on historical experience or industry data;
•	changes in rating agency policies or practices;
•	negative developments in the workers’ compensation insurance industry;
•

increased competition on the basis of coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings and reputation;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;
•	changes in regulations or laws applicable to us, our policyholders or the agencies that sell our insurance;
•	changes in legal theories of liability under our insurance policies;
•	changes in general economic conditions, including interest rates, inflation and other factors;
•	effects of acts of war, terrorism, or natural or man-made catastrophes;
•	non-receipt of expected payments;
•	performance of the financial markets and their effects on investment income and the fair values of investments;
•	possible failure of our information technology or communication systems;
•	adverse state and federal judicial decisions;
•	litigation and government proceedings;
•	possible loss of the services of any of our executive officers or other key personnel;

•	cyclical nature of the insurance industry;
•	investigations into issues and practices in the insurance industry;
•	changes in demand for our products;
•	the possibility that the operations acquired from AmCOMP Incorporated (AmCOMP) will not be integrated successfully or cost effectively; and
•	possible disruption from the AmCOMP transaction making it more difficult to maintain relationships with customers, employees, agents and producers.

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

On October 31, 2008, we completed our acquisition of AmCOMP Incorporated (the Acquisition). We believe this acquisition will provide significant opportunity to accelerate the execution of our strategic goals and achieve our vision of being the leader in the property casualty insurance industry specializing in workers’ compensation.

We are a specialty provider of workers’ compensation insurance focused on select small businesses engaged in low to medium hazard industries. Workers’ compensation is a statutory system under which an employer is required to provide coverage for its employees’ medical, disability, vocational rehabilitation and death benefit costs for work-related injuries or illnesses. Our business, which has historically targeted small businesses located primarily in several western states, with a concentration in California and Nevada, now also includes a concentration in Florida with the acquisition of AmCOMP. We continue to distribute our products almost exclusively through independent agents and brokers and our strategic distribution partners.

On August 29, 2008, we entered into Amendment No. 2 to the Agreement and Plan of Merger (Amended Merger Agreement), as previously amended April 28, 2008, with AmCOMP. Under the Amended Merger Agreement, which was approved by the Boards of Directors of both companies, approximately 15.3 million outstanding common shares received consideration of $12.15 in cash for each share of AmCOMP common stock. The Florida Office of Insurance Regulation (FOIR) approved the Acquisition pursuant to the terms of the Amended Merger Agreement on August 29, 2008.

On October 29, 2008, the stockholders of AmCOMP approved the Acquisition, and on October 31, 2008, we acquired 100% of the outstanding common stock of AmCOMP for $188.4 million pursuant to the terms of the Amended Merger Agreement. We used $188.4 million in available cash, including funds available through the Second Amended and Restated Secured Revolving Credit Facility (Amended Credit Facility) entered into with Wells Fargo Bank, National Association (Wells Fargo). We will allocate the total purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the aggregate fair values will be recorded as goodwill, which is not deductible for federal income tax purposes. We are in the process of determining the fair value of the assets acquired and the liabilities assumed. The results of AmCOMP for the period October 31, 2008 through December 31, 2008 will be included in our 2008 Annual Report on Form 10-K, along with an allocation of the purchase price.

The acquired insurance subsidiaries, AmCOMP Preferred Insurance Company and AmCOMP Assurance Corporation, are mono-line workers’ compensation insurance companies focused on small to mid-sized businesses, primarily in Southeastern and Midwestern states. Domiciled in Florida, the insurance subsidiaries are licensed in a combined 29 states and the District of Columbia and currently write business in 21 states with Florida representing approximately 29% of the $220.6 million in direct premiums written in 2007.

As a result of the Acquisition, we expanded from two to four insurance subsidiaries:

State of Domicile
Employers Insurance Company of Nevada (EICN)	Nevada
Employers Compensation Insurance Company (ECIC)	California
AmCOMP Preferred Insurance Company (EPIC)(1)	Florida
AmCOMP Assurance Corporation (EAC)(1)	Florida
______________
(1)

On November 3, 2008 we filed an application to change the names of AmCOMP Preferred Insurance Company and AmCOMP Assurance Corporation to Employers Preferred Insurance Company (EPIC) and Employers Assurance Company (EAC), respectively.

We also acquired the following non-insurance subsidiaries:

Pinnacle Administrative Company
Pinnacle Benefits, Inc.
AmSERV, Inc.

We now operate in a single reportable segment with 17 territorial offices serving 29 states.

Revenues

We derive our revenues primarily from the following:

Net Premiums Earned. Our net premiums earned have historically been generated primarily in California and Nevada. In California, we have reduced our premium rates by 62.5% from September 2003 through September 30, 2008, including a decline of 38.5% since January 1, 2006 based on our internal actuarial analysis of current and anticipated loss cost trends. This compared with the recommendation of the California Commissioner of Insurance (California Commissioner) of a 45.0% rate decline since January 1, 2006. In November 2007, the California Commissioner recommended that there be no overall change in pure premium rates for policies written on or after January 1, 2008. This was the first recommendation of no rate decrease by the California Commissioner since the adoption of the benefit reforms of 2003 and 2004. On May 9, 2008, the California Commissioner announced that stability in the workers’ compensation insurance marketplace had eliminated the need for an interim pure premium rate advisory.

On September 12, 2008, the California Workers’ Compensation Insurance Rating Bureau (WCIRB) submitted an amended filing with the California Department of Insurance (CDOI) recommending a 16.0% increase in pure premium rates effective January 1, 2009. The filing was based on insurer loss and loss adjustment expense experience valued as of March 31, 2008. According to the WCIRB, the recommended increase was primarily due to medical cost inflation and increasing loss adjustment expenses. On October 24, 2008, the California Commissioner issued a decision on the amended filing approving a 5.0% average increase in pure premium rates on new and renewal policies dated January 1, 2009. Decisions of the California Commissioner are advisory only and insurance companies may choose whether or not to adopt the loss costs. The California Commissioner has adopted the term “Workers’ Compensation Claims Cost Benchmark” to describe the overall change in pure premium rates.

The recommendation of the WCIRB does not reflect the cost impact of the proposed changes to the Permanent Disability Rating Schedule (PDRS). If the proposed changes are adopted, the WCIRB has indicated that it will amend its recommendation to increase pure premium rates by an additional 3.7%. The WCIRB has also indicated that it will recommend that pure premium rates applicable to the unexpired portion of the 2008 policies be increased by 3.7% for the PDRS change.

Based on our most recent analysis of California loss trends, medical cost inflation and the competitive market, we have filed new rates based upon our actuarial analysis for new or renewal policies incepting on or after February 1, 2009. If the PDRS change is adopted, we will re-evaluate the adequacy of our rate level and may decide to amend our filing.

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

The following table sets forth our direct premiums written by state and as a percentage of total direct premiums written for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
State	2008	Percentage of 2008 Total	2007	Percentage of 2007 Total	2008	Percentage of 2008 Total	2007	Percentage of 2007 Total
(in thousands, except percentages)
California	$56,011	74.9%	$63,526	71.9%	$169,496	74.1%	$189,018	70.5%
Nevada	8,822	11.8	14,214	16.1	30,187	13.2	51,504	19.2
Colorado	2,428	3.2	3,322	3.8	7,851	3.4	9,433	3.5
Utah	1,314	1.8	2,145	2.4	4,814	2.1	6,163	2.3
Idaho	1,529	2.1	1,674	1.9	4,700	2.0	5,028	1.9
Montana	1,569	2.1	1,784	2.0	3,614	1.6	3,464	1.3
Arizona	1,221	1.6	770	0.9	3,180	1.4	1,823	0.7
Illinois	1,040	1.4	412	0.4	2,634	1.2	677	0.2
Other	821	1.1	486	0.6	2,404	1.0	1,083	0.4

Total	$74,755	100.0%	$88,333	100.0%	$228,880	100.0%	$268,193	100.0%

The decline in our overall premium revenue in California and Nevada is reflective of the impact of rate reductions and increased price competition. Challenging economic conditions, evidenced by slowing or declining employment and payroll, have also affected premium revenue in certain states in which we operate other than California. The decline was partially offset by the growth in premium volume in our seven smallest states, which resulted in a nine month period over period increase of nearly 70% in direct premiums written in those seven states. We continue to operate in an increasingly competitive market. California and Nevada accounted for 87.3% of our direct premiums written for the nine months ended September 30, 2008 compared to 89.7% of our direct premiums written for the nine months ended September 30, 2007.

For the nine months ended September 30, 2008, we wrote 74.1% and 13.2% of our direct premiums written in California and Nevada, respectively. Prior to the acquisition of AmCOMP we were writing business in ten other states (Arizona, Colorado, Florida, Idaho, Illinois, Montana, Oregon, Pennsylvania, Texas and Utah) and were licensed to write business in five additional states (Georgia, Maryland, Massachusetts, New Mexico and New York). We entered into a new strategic relationship and began writing business through the Small Business Payroll Services Group of Wells Fargo Bank, National Association in August, 2008.

The number of policies in force, at the specified dates, was as follows:

States	September 30, 2008	December 31, 2007	September 30, 2007
California	27,615	24,986	24,441
Nevada	5,468	6,147	6,241
Other	3,019	2,566	2,345

Total	36,102	33,699	33,027

During the nine months ended September 30, 2008, we realized an increase of 2,403 policies, or 7.1%, over the total number of policies in force at December 31, 2007. For the same nine month period, policies in California increased by 2,629, or 10.5%, and policies in states other than California and Nevada increased by 453, or 17.7%, which was offset by a decline in policies in Nevada of 679, or 11.0%.

During the 12 months ended September 30, 2008, our policies in force increased by 3,075 policies, or 9.3%, over the total number of policies in force at September 30, 2007. For the same 12 month period, policies in California increased by 3,174, or 13.0%, and policies in states other than California and Nevada increased by 674 or 28.7%, which was offset by a decline in policies in Nevada of 773, or 12.4%. We believe the decline in policy count in Nevada is a direct result of economic conditions and competitive pressures. We have not observed a similar impact on policy count in California.

On October 23, 2008, the NCCI made an amended rate filing providing for an overall average premium rate level decrease of 18.6% as ordered by the Florida Commissioner of the Office of Insurance Regulation (Florida Commissioner). In its original filing, the NCCI cited a significant drop in claims frequency and a reduction in the cost of claims as reasons for recommending a decrease. On October 28, 2008, the Florida Commissioner entered an order approving the NCCI’s amended filing.

Also on October 23, 2008, the Florida Supreme Court issued a decision that has the effect of removing a measure from the state’s workers’ compensation insurance laws enacted in 2003, and according to the Florida Commissioner, might significantly erode cost savings. The court, in the case of Emma Murray v. Mariners Health/ACE USA, interpreted attorneys fees provisions in Florida’s workers’ compensation statutes. The Florida Commissioner has indicated he expects the NCCI to make a new filing in support of the rate impact the NCCI believes will result from this decision. We are in the process of evaluating the impact this decision may have on our Florida book of business.

The financial statements included in this quarterly report on Form 10-Q do not include significant results from operations in Florida. Including the acquired operations of AmCOMP, approximately 10% of our business will be generated in Florida. Florida is an “Administered Pricing” state and rate changes adopted by the Florida Commissioner will affect the rates that we are able to charge in that state.

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

Commission Expense. Commission expense includes direct commissions to our agents and brokers for the premiums that they produce for us. Also included in commission expense are incentive payments, other direct marketing costs and fees. Commission expense is net of contingent commission income related to the retroactive 100% quota share reinsurance agreement (LPT Agreement). Also, commissions paid to our agents and brokers are deferred and amortized to commission expense in our consolidated statements of income as the premiums generating these commissions are earned. We pay commissions that we believe are competitive with other workers’ compensation insurers.

Underwriting and Other Operating Expense. Underwriting and other operating expense includes the costs to acquire and maintain an insurance policy (excluding commissions) consisting of premium taxes and certain other general expenses that vary with, and are primarily related to, producing new or renewal business. These acquisition costs are deferred and amortized to underwriting and other operating expense in the consolidated statements of income as the related premiums are earned. Other underwriting expenses consist of policyholder dividends and general adminxstrative expenses such as salaries and benefits, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, and fees and assessments of boards, bureaus and statistical agencies for policy service and administration items such as manuals, rating plans and experience data. Our underwriting and other operating expense is a reflection of our operating efficiency in producing, underwriting and administering our business. Over recent periods, our underwriting and other operating expense has remained relatively flat in the face of increasing policy volume. We continue to pursue technological improvements that will, over time, reduce transaction costs and support future profitable growth.

Results of Operations

Three Months Ended September 30, 2008 and 2007

The following table summarizes our consolidated financial results for the three months ended September 30, 2008 and 2007:

	2008	2007	Increase (Decrease) 2008 over 2007	Percentage Increase (Decrease) 2008 over 2007
	(in thousands, except for percentages)
Selected Financial Data:
Gross premiums written	$75,092	$90,265	$(15,173)	(16.8)%
Net premiums written	72,311	87,319	(15,008)	(17.2)
Net premiums earned	$73,131	$88,527	$(15,396)	(17.4)%
Net investment income	18,474	19,246	(772)	(4.0)
Realized (losses) gains on investments, net	(1,504)	146	(1,650)	n/a
Other income	295	861	(566)	(65.7)

Total revenues	90,396	108,780	(18,384)	(16.9)
Losses and LAE	25,588	40,867	(15,279)	(37.4)
Commission expense	10,121	12,411	(2,290)	(18.5)
Underwriting and other operating expense	21,907	21,726	181	0.8
Income tax (benefit) expense	(289)	3,896	(4,185)	n/a

Total expenses	57,327	78,900	(21,573)	(27.3)

Net income	$33,069	$29,880	$3,189	10.7%

Selected Operating Data:
Combined ratio(1)	78.8%	84.7%	(5.9)%	n/a
Net income before impact of LPT Agreement (2)	$28,520	$25,323	$3,197	12.6%
______________
(1)	The combined ratio is calculated by dividing the sum of losses and LAE, commission expense and underwriting and other operating expense by net premiums earned.
(2)

We define net income before impact of LPT Agreement as net income less: (a) amortization of deferred reinsurance gain—LPT Agreement and (b) adjustments to LPT Agreement ceded reserves. Deferred reinsurance gain—LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of LPT Agreement is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to net income before income taxes and net income or any other measure of performance derived in accordance with GAAP.

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

The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the three months ended:

	September 30,
	2008	2007
	(in thousands)
Net income	$33,069	$29,880
Less impact of LPT Agreement:
Amortization of deferred reinsurance gain—LPT Agreement	4,549	4,557
Adjustment to LPT Agreement ceded reserves(a)	—	—

Net income before impact of LPT Agreement	$28,520	$25,323

______________
(a)

Any adjustment to the estimated direct reserves ceded under the LPT Agreement is reflected in losses and LAE for the period during which the adjustment is determined, with a corresponding increase or decrease in net income in the period. There is a corresponding change to the reinsurance recoverables on unpaid losses as well as the deferred reinsurance gain. A cumulative adjustment to the amortization of the deferred gain is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. See Note 6 in the notes to our consolidated financial statements which are included elsewhere in this report.

Gross Premiums Written. Gross premiums written decreased $15.2 million, or 16.8%, to $75.1 million for the three months ended September 30, 2008, from $90.3 million for the three months ended September 30, 2007. The decrease in gross premiums written was primarily due to the overall reduction in our average policy size as a result of the impacts of rate reductions, the effects of increased competition and changes in economic and business conditions. Compared to the third quarter of 2007, the average rate level of premiums written during the third quarter of 2008 was 7.8% lower in California due to rate decreases in January 2007 of 9.9% and September 2007 of 4.5%. The average overall in force policy premium at September 30, 2008 decreased to $8,006, or 22.2%, from $10,296 at September 30, 2007. Total policy count, however, has increased 9.3% from September 30, 2007, mainly in California, lessening the impact of the change in policy size. The policy count increase was primarily attributable to sales and marketing efforts in our California market. The number of in force policies in California increased 13.0%, or 3,174 from September 30, 2007.

Net Premiums Written. Net premiums written decreased $15.0 million, or 17.2%, to $72.3 million for the three months ended September 30, 2008, from $87.3 million for the three months ended September 30, 2007. The decrease was primarily attributable to a $15.2 million decrease in gross premiums written. Ceded premiums were $2.8 million and $2.9 million, or 3.7% and 3.3%, of gross premiums written for the three months ended September 30, 2008 and September 30, 2007, respectively.

Net Premiums Earned. Net premiums earned decreased $15.4 million, or 17.4%, to $73.1 million for the three months ended September 30, 2008, from $88.5 million for the three months ended September 30, 2007. The decrease in net premiums earned was primarily the result of the decrease in net premiums written.

Net Investment Income. Net investment income decreased $0.7 million, or 4.0%, to $18.5 million for the three months ended September 30, 2008, from $19.2 million for the three months ended September 30, 2007. The decrease in investment income was primarily attributable to a decrease in investment yield which was partially offset by income earned on increased invested assets. The average pre-tax book yield on invested assets decreased approximately $1.5 million, or 33 basis points, to 3.98% at September 30, 2008, as compared to 4.31% at September 30, 2007, due to an increase in short-term investments and cash and cash equivalents.

Realized (Losses) Gains on Investments. Realized losses on investments for the three months ended September 30, 2008, totaled $1.5 million as compared to realized gains of $0.1 million for the three months ended September 30, 2007. The increase was the result of other-than-temporary impairments on equity and fixed maturity securities of $3.8 million for the three months ended September 30, 2008. The other-than-temporary impairments were primarily due to the decline in the fair value of equity securities and one fixed maturity security. These losses were partially offset by net gains of $2.3 million realized on the sale of equity securities.

Losses and LAE. Losses and LAE decreased $15.3 million, or 37.4%, to $25.6 million for the three months ended September 30, 2008, from $40.9 million for the three months ended September 30, 2007. The decrease was primarily due to favorable prior accident year loss development of $25.0 million for the three months ended September 30, 2008, compared with $7.4 million for the three months ended September 30, 2007. The third quarter 2007 development also included an increase to net losses of $1.6 million related to a commutation of excess loss reinsurance agreements with GLOBAL Reinsurance Corporation of America. The quarter over quarter change in net premiums earned reduced losses and LAE by approximately $9.2 million. These reductions were partially offset by an increase to the current year loss estimate.

During the three months ended September 30, 2008, we adjusted the current accident year loss estimate 4.5 percentage points from 61.7% for the six months ended June 30, 2008 to 66.2% for the nine months ended September 30, 2008.

The table below reflects the losses and LAE reserve adjustments for the three months ended:

	September 30,
	2008	2007
	(in millions)
Prior accident year favorable development, net	$25.0	$7.4

LPT reserve favorable change	$—	$—
LPT amortization of the deferred reinsurance gain	$4.5	$4.6

There was no adjustment in either period to the direct reserves subject to the LPT Agreement. Losses and LAE include amortization of deferred reinsurance gain—LPT Agreement of $4.5 million and $4.6 million for each of the three month periods ended September 30, 2008 and 2007, respectively. Excluding the impact from the LPT Agreement, losses and LAE would have been $30.1 million and $45.5 million, or 41.2% and 51.4%, of net premiums earned for the three months ended September 30, 2008 and 2007, respectively.

Commission Expense. Commission expense decreased $2.3 million, or 18.5%, to $10.1 million for the three months ended September 30, 2008, from $12.4 million for the three months ended September 30, 2007. Commission expense was 13.8% and 14.0% of net premiums earned for the three months ended September 30, 2008 and 2007, respectively. The reduction in commission expense was due to a decrease in net premiums earned and agency incentive commissions.

Underwriting and Other Operating Expense. Underwriting and other operating expense increased $0.2 million, or 0.8%, to $21.9 million for the three months ended September 30, 2008, from $21.7 million for the three months ended September 30, 2007. There were no significant changes to underwriting and other operating expense quarter over quarter.

Income Taxes. Income taxes decreased $4.2 million, resulting in a net tax benefit of $0.3 million for the three months ended September 30, 2008, which compares to $3.9 million in expense for the three months ended September 30, 2007. The decrease in income taxes was primarily due to a change of $4.8 million in the final reversal of the liability for previously unrecognized tax benefits. The effective tax rate for the three months ended September 30, 2008, was a tax benefit rate of 0.9% compared to a tax rate of 11.5% for the same period in 2007. The decrease of 12.4 percentage points in the effective tax rate was primarily due to the reversal of the liability, including interest.

Net Income. Net income increased $3.2 million, or 10.7%, to $33.1 million for the three months ended September 30, 2008, from $29.9 million for the three months ended September 30, 2007. The increase in net income was primarily due to favorable prior accident year loss development of $25.0 million for the three months ended September 30, 2008, compared with $7.4 million for the three months ended September 30, 2007 and the reversal of the tax liability. This was partially offset by lower net premiums earned and related expenses.

Net income includes amortization of deferred reinsurance gain—LPT Agreement of $4.5 million and $4.6 million for the three month periods ended September 30, 2008 and 2007, respectively. Excluding the LPT Agreement amortization, net income would have been $28.5 million and $25.3 million for the three months ended September 30, 2008 and 2007, respectively.

Combined Ratio. The combined ratio improved 5.9 percentage points, to 78.8%, for the three months ended September 30, 2008, from 84.7% for the three months ended September 30, 2007. As a percentage of net premiums earned, reductions in losses and LAE related to prior year favorable loss adjustments more than offset increases in the underwriting and other operating expense ratio.

Results of Operations

Nine Months Ended September 30, 2008 and 2007

The following table summarizes our consolidated financial results for the nine months ended September 30, 2008 and 2007:

	2008	2007	Increase (Decrease) 2008 over 2007	Percentage Increase (Decrease) 2008 over 2007
	(in thousands, except for percentages)
Selected Financial Data:
Gross premiums written	$229,918	$271,312	$(41,394)	(15.3)%
Net premiums written	221,804	262,032	(40,228)	(15.4)
Net premiums earned	$222,842	$262,436	$(39,594)	(15.1)%
Net investment income	55,915	59,386	(3,471)	(5.8)
Realized losses on investments, net	(3,211)	(322)	(2,889)	n/a
Other income	1,155	3,047	(1,892)	(62.1)

Total revenues	276,701	324,547	(47,846)	(14.7)
Losses and LAE	80,344	111,336	(30,992)	(27.8)
Commission expense	30,465	35,797	(5,332)	(14.9)
Underwriting and other operating expense	66,614	67,778	(1,164)	(1.7)
Income tax expense	13,349	21,117	(7,768)	(36.8)

Total expenses	190,772	236,028	(45,256)	(19.2)

Net income	$85,929	$88,519	$(2,590)	(2.9)%

Selected Operating Data:
Combined ratio(1)	79.6%	81.9%	(2.3)%	n/a
Net income before impact of LPT Agreement (2)	$72,021	$74,825	$(2,804)	(3.7)%
______________
(1)	The combined ratio is calculated by dividing the sum of losses and LAE, commission expense and underwriting and other operating expense by net premiums earned.
(2)

We define net income before impact of LPT Agreement as net income less: (a) amortization of deferred reinsurance gain—LPT Agreement and (b) adjustments to LPT Agreement ceded reserves. Deferred reinsurance gain—LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of LPT Agreement is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to net income before income taxes and net income or any other measure of performance derived in accordance with GAAP.

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

The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the nine months ended:

	September 30,
	2008	2007
	(in thousands)
Net income	$85,929	$88,519
Less impact of LPT Agreement:
Amortization of deferred reinsurance gain—LPT Agreement	13,908	13,694
Adjustment to LPT Agreement ceded reserves(a)	—	—

Net income before impact of LPT Agreement	$72,021	$74,825

______________
(a)

Any adjustment to the estimated direct reserves ceded under the LPT Agreement is reflected in losses and LAE for the period during which the adjustment is determined, with a corresponding increase or decrease in net income in the period. There is a corresponding change to the reinsurance recoverables on unpaid losses as well as the deferred reinsurance gain. A cumulative adjustment to the amortization of the deferred gain is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. See Note 6 in the notes to our consolidated financial statements which are included elsewhere in this report.

Gross Premiums Written. Gross premiums written decreased $41.4 million, or 15.3%, to $229.9 million for the nine months ended September 30, 2008, from $271.3 million for the nine months ended September 30, 2007. The decrease in gross premiums written was primarily due to the overall reduction in our average policy size as a result of the impacts of rate reductions, the effects of increased competition and changes in economic and business conditions. Compared to the first nine months of 2007, the average rate level of premiums written during the first nine months of 2008 was 11.9% lower in California due to rate decreases in April 2006 of 10.5%, July 2006 of 12.7%, January 2007 of 9.9% and September 2007 of 4.5%. The average overall in force policy premium at September 30, 2008 decreased to $8,006, or 22.2%, from $10,296 at September 30, 2007. The policy count, however, has increased 9.3% from September 30, 2007, mainly in California, lessening the impact of the change in policy size. The policy count increase was primarily attributable to sales and marketing efforts in our California market. The number of in force policies in California increased 13.0%, or 3,174 from September 30, 2007.

Net Premiums Written. Net premiums written decreased $40.2 million, or 15.4%, to $221.8 million for the nine months ended September 30, 2008, from $262.0 million for the nine months ended September 30, 2007. The decrease was primarily attributable to a $41.4 million decrease in gross premiums written. Ceded premiums were $8.1 million and $9.3 million, or 3.5% and 3.4%, of gross premiums written for the nine months ended September 30, 2008 and 2007, respectively.

Net Premiums Earned. Net premiums earned decreased $39.6 million, or 15.1%, to $222.8 million for the nine months ended September 30, 2008, from $262.4 million for the nine months ended September 30, 2007. The decrease in net premiums earned was primarily the result of the decrease in net premiums written.

Net Investment Income. Net investment income decreased $3.5 million, or 5.8%, to $55.9 million for the nine months ended September 30, 2008, from $59.4 million for the nine months ended September 30, 2007. The decrease was primarily attributable to one-time interest income from the net proceeds of our IPO, a decrease in investment yield as well as a slight decrease in the underlying invested assets. The net proceeds from the IPO generated $1.8 million of interest income prior to distribution to eligible members in 2007. The average pre-tax book yield on invested assets decreased approximately $1.5 million, or approximately 10 basis points, to 4.04% at September 30, 2008, from 4.14% at September 30, 2007, due to an increase in short-term investments and cash and cash equivalents.

Realized Losses on Investments. Realized losses on investments for the nine months ended September 30, 2008, totaled $3.2 million compared to $0.3 million for the nine months ended September 30, 2007. The increase was the result of other-than-temporary impairments on equity and fixed maturity securities of $5.5 million for the nine months ended September 30, 2008. The other-than-temporary impairments were primarily due to the decline in the fair value of equity securities and one fixed maturity security. These losses were partially offset by net gains of $2.3 million realized on the sale of equity securities.

Losses and LAE. Losses and LAE decreased $31.0 million, or 27.8%, to $80.3 million for the nine months ended September 30, 2008, from $111.3 million for the nine months ended September 30, 2007. The decrease was primarily due to the period over period change in net premiums earned which reduced losses and LAE by approximately $25.4 million. Additionally, favorable prior accident year loss development was $53.3 million for the nine months ended

September 30, 2008, compared with $43.4 million for the nine months ended September 30, 2007. The offsetting increase of $4.3 million was primarily related to an increase in the current year loss estimate.

Our current year loss estimate was 66.2% for the nine months ended September 30, 2008, as compared with 64.2% for the nine months ended September 30, 2007.

The table below reflects the losses and LAE reserve adjustments for the nine months ended:

	September 30,
	2008	2007
	(in millions)
Prior accident year favorable development, net	$53.3	$43.4

LPT reserve favorable change	$—	$—
LPT amortization of the deferred reinsurance gain	$13.9	$13.7

There was no adjustment in either period to the direct reserves subject to the LPT Agreement. Losses and LAE include amortization of deferred reinsurance gain—LPT Agreement of $13.9 million and $13.7 million for the nine months ended September 30, 2008 and 2007, respectively. Excluding the impact from the LPT Agreement, losses and LAE would have been $94.2 million and $125.0 million, or 42.3% and 47.6%, of net premiums earned for the nine months ended September 30, 2008 and 2007, respectively.

Commission Expense. Commission expense decreased $5.3 million, or 14.9%, to $30.5 million for the nine months ended September 30, 2008, from $35.8 million for the nine months ended September 30, 2007. Commission expense was 13.7% and 13.6% of net premiums earned for the nine months ended September 30, 2008 and 2007, respectively. The decrease in commission expense was primarily due to the decrease in net premiums earned.

Underwriting and Other Operating Expense. Underwriting and other operating expense decreased $1.2 million, or 1.7%, to $66.6 million for the nine months ended September 30, 2008, from $67.8 million for the nine months ended September 30, 2007. Premium taxes declined $2.0 million as a result of lower net premiums earned. There was a reduction of $2.8 million in one-time consulting and professional fees related to Sarbanes-Oxley Act compliance and the conversion from a mutual insurance holding company to a stock company in 2007. Additionally, there was a $1.6 million decrease in the allowance for bad debts. These decreases were partially offset by an increase of $3.8 million in salaries and related benefits. Salary and benefit increases included annual salary increases, higher benefit costs for medical coverage and expenses related to the equity and incentive plans.

Income Taxes. Income taxes decreased $7.8 million, or 36.8%, to $13.3 million for the nine months ended September 30, 2008, from $21.1 million for the nine months ended September 30, 2007. The decrease in income taxes was primarily due to a change of $4.8 million for the final reversal of the liability for previously unrecognized tax benefits including interest. The effective tax rate for the nine months ended September 30, 2008, was 13.4% compared to 19.3% for the same period in 2007. The decrease of 5.9 percentage points in the effective tax rate was primarily due to the reversal of the liability.

Net Income. Net income decreased $2.6 million, or 2.9%, to $85.9 million for the nine months ended September 30, 2008, from $88.5 million for the nine months ended September 30, 2007. The decrease in net income was primarily due to reductions in net premiums earned and investment income, partially offset by reduced losses and LAE and income taxes as a result of the reversal of the tax liability.

Net income includes amortization of deferred reinsurance gain—LPT Agreement of $13.9 million and $13.7 million for the nine months ended September 30, 2008 and 2007, respectively. Excluding the LPT Agreement amortization, net income would have been $72.0 million and $74.8 million for the nine months ended September 30, 2008 and 2007, respectively.

Combined Ratio. The combined ratio improved by 2.3 percentage points for the nine months ended September 30, 2008, to 79.6% compared to 81.9% for the nine months ended September 30, 2007. As a percentage of net premiums earned, reductions in losses and LAE related to prior year favorable loss adjustments more than offset increases in the underwriting and other operating expense ratio.

Liquidity and Capital Resources

Parent Company. We are a holding company and substantially all of our operations have historically been conducted through our insurance subsidiaries, EICN and ECIC. On October 31, 2008, we completed the acquisition of AmCOMP and, as a result, added two new insurance subsidiaries: EPIC and EAC. Dividends to EHI from our insurance subsidiaries are contingent upon our subsidiaries’ earnings and subject to business considerations and regulatory requirements. The primary uses of cash are to pay stockholder dividends, repurchase common stock, and support general operating expenses.

EICN received approval from the Nevada Commissioner on December 18, 2007, for a $200.0 million extraordinary dividend from EICN special surplus to be paid in 2008. On May 15, 2008, EICN requested and received approval from the Nevada Commissioner to increase the $200.0 million extraordinary dividend to $275.0 million subject to maintaining the risk-based capital (RBC) total adjusted capital of EICN above a specified level on the date of payment after giving effect to such payment. On August 18, 2008, EICN requested and received approval from the Nevada Commissioner to increase the extraordinary dividend from $275.0 million to a total of $355.0 million subject to the same terms and conditions. The additional extraordinary dividend provides capital management flexibility. As of September 30, 2008, $297.0 million in extraordinary dividend had been paid to EHI.

Effective September 30, 2008, EHI and Wells Fargo entered into the Amended Credit Facility. The Amended Credit Facility provides EHI with (a) $150.0 million line of credit through December 31, 2009; (b) $100.0 million line of credit from January 1, 2010 through December 31, 2010; and (c) $50.0 million line of credit from January 1, 2011 through March 26, 2011. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.25% above Wells Fargo’s prime rate or (b) a fixed rate that is 1.25% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities that had a fair value of $186.7 million at September 30, 2008. The Amended Credit Facility contains customary non-financial covenants and requires EHI to maintain $7.5 million of cash and cash equivalents at all times. We are currently in compliance with all applicable covenants.

On September 30, 2008, EHI borrowed $150.0 million of funds through the line of credit provided by the Amended Credit Facility to facilitate the acquisition of AmCOMP and for general corporate purposes. In connection with the borrowing, EHI and Wells Fargo entered into an interest rate swap agreement providing that $100.0 million of the amount borrowed will bear interest at approximately 4.9% per annum. The remaining $50.0 million will bear interest at a fluctuating rate based on LIBOR plus 1.25%. Previously, EHI had no amounts outstanding under the Amended Credit Facility.

On October 31, 2008, EHI assumed control of a Loan and Security Agreement (Loan Agreement) previously entered into by AmCOMP and Regions Bank on May 23, 2008. The Loan Agreement provides for term loans of up to $30.0 million in aggregate principal amount to be made by Regions Bank to AmCOMP at any time until May 23, 2010. The scheduled maturity date of any borrowings under the Loan Agreement is May 23, 2017. Proceeds under the Loan Agreement may be used for strategic and general corporate purposes.  Amounts outstanding under the Loan Agreement bear interest at a fluctuating rate based on LIBOR plus 1.60%. The obligations under the Loan Agreement are secured by a pledge of the stock of EPIC and by a pledge of certain surplus notes issued by each of EPIC and EAC. The Loan Agreement contains financial covenants relating to the insurance subsidiaries’ ratio of net written premiums to policyholders’ surplus and combined ratio as well as customary representations, warranties and affirmative and negative covenants. Our obligations under the Loan Agreement are guaranteed by our non-insurance subsidiaries, AmSERV, Inc., Pinnacle Benefits, Inc. and Pinnacle Administrative Company. We have no amounts borrowed under the Loan Agreement and are currently in compliance with all applicable covenants.

Historically, we have met our cash requirements and financed our growth principally from underwriting operations, asset maturities, and investment income. The recent acquisition of AmCOMP was funded through a combination of available cash and funds provided by the Amended Credit Facility.

On February 21, 2008, EHI’s Board of Directors authorized a stock repurchase program (the 2008 Program). The 2008 Program authorizes us to repurchase up to $100 million of our common stock through June 30, 2009. We expect the shares to be repurchased from time to time at prevailing market prices in open market or private transactions, in accordance with applicable laws and regulations, and subject to market conditions and other factors. The repurchases may be commenced or suspended from time to time without prior notice. There can be no assurance that we will continue to undertake any repurchase of our common stock pursuant to the 2008 Program. Through September 30, 2008, we have repurchased 786,795 shares of common stock, at the average price paid including commissions of $17.99 per share, for a total of approximately $14.2 million.

On November 6, 2008, the Board of Directors declared a $0.06 dividend per share, payable December 4, 2008, to stockholders of record on November 20, 2008.

Operating Subsidiaries. The primary sources of cash for our insurance operating subsidiaries, are funds generated from underwriting operations, asset maturities and income received from investments. We use trend and variance analyses to project future cash needs at both the consolidated and subsidiary levels. Cash provided from these sources has historically been used primarily for claims and loss adjustment expense payments and operating expenses. In the future, we also expect to have sufficient cash from these sources for the payment of dividends to parent holding companies to the extent permitted by law.

Our net cash flows are generally invested in marketable securities. We closely monitor the duration of our investments and investment purchases, and sales are executed with the objective of having adequate funds available for the payment of claims at the subsidiary level and for the subsidiaries to pay dividends to EHI. Because our investment strategy focuses on asset and liability durations, and not on cash flows, asset sales may be required to satisfy obligations or rebalance asset portfolios. At September 30, 2008, 95.2% of our investment portfolio consisted of fixed maturity and short-term investments, and 4.8% consisted of equity securities.

The ongoing availability of cash to pay claims is dependent upon our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe losses and catastrophic events. On July 1, 2008, we entered into a new reinsurance treaty program (Reinsurance Program) that is effective through July 1, 2009. The Reinsurance Program consists of three contracts, one excess of loss treaty agreement and two catastrophic loss treaty agreements. The Reinsurance Program provides coverage up to $200.0 million per loss occurrence, subject to certain exclusions. Our loss retention for the treaty year beginning July 1, 2008, is $5.0 million. The coverage is subject to an aggregate loss in the first layer ($5.0 million in excess of our $5.0 million retention) of $20.0 million and is limited to $10.0 million for any loss to a single individual involving the second through fifth layers of our Reinsurance Program. In our catastrophe excess of loss contracts we have one mandatory reinstatement for each contract and layer. Effective November 1, 2008, our newly acquired insurance subsidiaries are included in our Reinsurance Program. We continue to believe, with the acquisition of AmCOMP, that our Reinsurance Program meets our needs and that we are sufficiently capitalized for the above described retention.

As of September 30, 2008, on a consolidated basis, we had cash, short-term investments and fixed maturity securities that will mature over the next 24 months, of approximately $615.9 million. We used approximately $188.4 million of available cash to fund the acquisition of AmCOMP. We believe that our liquidity needs over the next 24 months, including the integration of AmCOMP, the payment of future stockholder dividends, stock repurchases and other capital expenditures will be met from the above sources.

Cash Flows

We monitor cash flows at both the consolidated and subsidiary levels and project future cash needs using trend and variance analyses.

The table below shows our net cash flows for the nine months ended:

	September 30,
	2008	2007
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$55,195	$82,436
Investing activities	(19,705)	(19,346)
Financing activities	126,600	(49,906)

Increase in cash and cash equivalents	$162,090	$13,184

Net cash provided by operating activities was $55.2 million for the nine months ended September 30, 2008, as compared to $82.4 million for the same period in 2007. The $27.2 million decrease in net cash flow from operations for the nine months ended September 30, 2008, compared to the same period in 2007, was due to: (a) a decrease of $35.2 million in net premiums received; (b) an increase of $11.6 million in losses and LAE paid; and (c) offsetting decreases of $9.4 million in underwriting and other operating expenses paid and $11.4 million in income taxes paid. The decrease in underwriting and other operating expenses paid was related to one-time incurred expenses paid for consulting and professional fees for the conversion from a mutual insurance holding company to a stock company in 2007. In 2007, income tax payments included amounts related to a prior year realized gain of $42.9 million that resulted from the sale of $169.2 million of equity securities in the fourth quarter 2006.

Net cash used by investing activities was $19.7 million for the nine months ended September 30, 2008, as compared to $19.3 million for the same period in 2007. Cash used by investing activities remained relatively unchanged as proceeds from sales and maturities of securities were reinvested.

Net cash provided by financing activities was $126.6 million for the nine months ended September 30, 2008, as compared to net cash used of $49.9 million for the same period in 2007. In 2008, the cash was primarily provided by proceeds from our Amended Credit Facility in the amount of $150.0 million. In 2007, the cash used by financing activities was primarily related to the 2007 stock repurchase program that was partially offset by cash provided by our conversion from a mutual insurance holding company to a stock company.

Investments

We employ an investment strategy that emphasizes asset quality and the matching of maturities of fixed maturity securities against anticipated claim payments and expenditures, other liabilities and capital needs. Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Currently, we make claim payments from positive cash flow from operations and use excess cash to invest in operations, invest in marketable securities, return capital to our stockholders and fund our growth strategy.

At September 30, 2008, our investment portfolio, which is classified as available-for-sale, was made up almost entirely of investment grade fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. As of September 30, 2008, our fixed maturity securities (excluding cash and cash equivalents) had a duration of 5.44. The duration reflects additional short-term investments held for the acquisition of AmCOMP. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. Our current investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be “AA.” As of September 30, 2008, our fixed maturity securities portfolio had an average quality of “AA+,” with approximately 86.5% of the carrying value of our investment portfolio rated “AA” or better. Our investment portfolio is comprised of less than 0.02% of subprime mortgage debt securities or derivative securities relating thereto. Agency backed mortgage pass-throughs totaled $167.5 million, or 10.2%, of the total portfolio.

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

The following table shows the fair values of various categories of invested assets, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent yield based on the fair value of each category of invested assets as of September 30, 2008:

	Fair	Percentage of
Category	Value	Total	Yield
	(in thousands, except percentages)
U.S. Treasury securities	$149,506	9.1%	4.4%
U.S. Agency securities	150,922	9.2	4.6
Tax-exempt municipal securities	850,076	51.5	5.8
Corporate securities	187,912	11.4	5.0
Mortgage-backed securities	172,916	10.5	5.5
Commercial mortgage-backed securities	40,453	2.4	5.1
Asset-backed securities	18,807	1.1	4.9
Equities securities	79,452	4.8

Total	$1,650,044	100.0%

Weighted average yield			5.33

We regularly monitor our portfolio to preserve principal values whenever possible. All securities in an unrealized loss position are reviewed to determine whether the impairment is other-than-temporary. Factors considered in determining whether a decline is considered to be other-than-temporary include the length of time and the extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and our ability and intent to hold the security until its expected recovery or maturity. For the nine months ended September 30, 2008, we recognized an impairment of $5.5 million in the fair values of fixed maturity and equity securities in our investment portfolio. The impairment was recognized as a result of the severity and duration of the decline in market value of these securities. We believe that we have appropriately identified other-than-temporary declines in the fair values of our remaining unrealized losses at September 30, 2008. We have the ability and intent to hold fixed maturity and equity securities with unrealized losses for a sufficient amount of time to allow them to recover their value or reach maturity.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of our investments at September 30, 2008, were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. government	$255,207	$10,615	$(12)	$265,810
All other governments	629	10	—	639
States and political subdivisions	540,200	2,330	(17,256)	525,274
Special revenue	345,869	1,780	(17,330)	330,319
Public utilities	18,255	96	(408)	17,943
Industrial and miscellaneous	135,347	654	(7,957)	128,044
Mortgage-backed securities	234,775	1,508	(4,106)	232,177

Total fixed maturity investments	1,530,282	16,993	(47,069)	1,500,206
Short-term investments	70,884	—	(498)	70,386

Total fixed maturity and short-term investments	1,601,166	16,993	(47,567)	1,570,592
Equity securities	54,552	26,969	(2,069)	79,452

Total investments	$1,655,718	$43,962	$(49,636)	$1,650,044

Financial market conditions during the third quarter caused a reduction in the market value of the fixed maturity securities portion of our portfolio from a position of unrealized gains of $3.1 million at June 30, 2008, to a position of unrealized losses of approximately $30.1 million at September 30, 2008. We maintained the portfolio approximately .60 basis points short of our target duration during the quarter to mitigate unrealized losses. If interest rates decline, we may consider an increase in the duration of our fixed maturity securities portfolio. We intend, and have the ability, to hold these fixed maturity securities until their expected recovery or maturity.

The amortized cost and estimated fair value of fixed maturity and short-term investments at September 30, 2008, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or
	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Due in one year or less	$141,605	$141,382
Due after one year through five years	366,455	371,078
Due after five years through ten years	417,716	411,815
Due after ten years	440,615	414,140
Mortgage-backed securities	234,775	232,177

Total	$1,601,166	$1,570,592

We are required by various state regulations to keep securities in a depository account. At September 30, 2008 and 2007, securities having a fair value of $518.3 million and $507.2 million, respectively, were on deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of securities held in trust for reinsurance at September 30, 2008 and 2007, was $5.0 million and $4.9 million, respectively. The Amended Credit Facility is secured by fixed maturity securities which had a fair value of $186.7 million at September 30, 2008.

Contractual Obligations and Commitments

The following table identifies our long-term debt and contractual obligations as of September 30, 2008:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Note payable(1)	$166,632	$8,006	$158,626	$—	$—
Operating leases	30,156	2,640	13,825	5,659	8,032
Purchased liabilities	2,194	938	1,256	—	—
Losses and LAE reserves (2) (3)	2,212,400	165,216	233,367	176,364	1,637,453

Total contractual obligations	$2,411,382	$176,800	$407,074	$182,023	$1,645,485

______________
(1)	Note payable reflects principal and interest payments that are based on the current interest rate detailed in the Amended Credit Facility.

(2)	The losses and LAE reserves are presented gross of our reinsurance recoverables on unpaid losses, which are as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Reinsurance recoverables excluding allowance	$(1,026,179)	$(40,938)	$(78,167)	$(72,756)	$(834,318)

(3)

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

Reserves for Losses and Loss Adjustment Expenses

We are directly liable for losses and LAE under the terms of insurance policies our insurance subsidiaries underwrite. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. Our loss reserves are reflected in our balance sheets under the line item caption “unpaid losses and loss adjustment expenses.” As of September 30, 2008, our reserves for unpaid losses and LAE, net of reinsurance, were $1.19 billion.

Accounting for workers’ compensation insurance requires us to estimate the liability for the expected ultimate cost of unpaid losses and LAE, referred to as loss reserves, as of a balance sheet date. We seek to provide estimates of loss reserves that equal the difference between the expected ultimate losses and LAE of all claims that have occurred as of a balance sheet date and amounts already paid. Management establishes the loss reserve based on its own analysis of emerging claims experience and environmental conditions in our markets and a review of the results of various actuarial projection methods and their underlying assumptions. Our aggregate carried reserve for unpaid losses and LAE is a point estimate, which is the sum of our reserves for each accident year in which we have exposure. This aggregate carried reserve, calculated by us, represents our best estimate of our outstanding unpaid losses and LAE.

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

Our reserve for unpaid losses and LAE (gross and net), as well as the above-described main components of such reserves were as follows:

	September 30,
	2008	2007
	(in thousands)
Case reserves	$725,328	$750,931
IBNR	1,199,487	1,233,809
LAE	287,585	297,751

Gross unpaid losses and LAE	2,212,400	2,282,491
Less: Reinsurance recoverables on unpaid losses and LAE, gross	1,026,179	1,061,750

Net unpaid losses and LAE	$1,186,221	$1,220,741

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

Both management, with internal actuarial staff, and the consulting actuary separately analyze LAE and estimate unpaid LAE. This analysis relies primarily on examining the relationship between the aggregate amount that has been spent on LAE historically, as compared with the dollar volume of claims activity for the corresponding historical calendar periods. Based on these historical relationships, and judgmental estimates of the extent to which claim management resources are focused more intensely on the initial handling of claims than on the ongoing management of claims, the consulting actuary selects a range of future LAE estimates that is a function of the projected future claim payment activity. The portion of unpaid LAE that will be recoverable from reinsurers is estimated based on the contractual reinsurance terms.

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

The following table provides a reconciliation of the beginning and ending loss reserves on a GAAP basis:

	For the Nine Months Ended September 30, 2008	For the Year Ended December 31, 2007
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,269,710	$2,307,755
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	1,052,641	1,098,103

Net unpaid losses and LAE at beginning of period	1,217,069	1,209,652
Losses and LAE, net of reinsurance, incurred in:
Current period	147,569	221,347
Prior periods	(53,317)	(60,011)

Total net losses and LAE incurred during the period	94,252	161,336
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	25,860	44,790
Prior periods	99,240	109,129

Total net payments for losses and LAE during the period	125,100	153,919

Ending unpaid losses and LAE, net of reinsurance	1,186,221	1,217,069
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,026,179	1,052,641

Unpaid losses and LAE, gross of reinsurance, at end of period	$2,212,400	$2,269,710

Estimates of incurred losses and LAE attributable to insured events of prior years decreased due to continued favorable development in such prior accident years (actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated). The reduction in the estimated liability for unpaid losses and LAE related to prior years was $53.3 million for the nine months ended September 30, 2008 and $60.0 million for the year ended December 31, 2007.

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

It is likely that ultimate losses and LAE will differ from the loss reserves recorded in our September 30, 2008 balance sheet. Actual losses and LAE payments could be greater or less than our projections, perhaps significantly. The following paragraphs discuss several potential sources of such deviations, and illustrate their potential magnitudes.

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

Loss Portfolio Transfer (LPT)

Under the LPT Agreement, $1.525 billion in liabilities for incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995 was ceded for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were approximately $939.9 million and $971.7 million as of September 30, 2008 and December 31, 2007, respectively. Losses and LAE paid with respect to the LPT Agreement totaled approximately $437.5 million and $405.7 million as of September 30, 2008 and December 31, 2007, respectively.

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

In March 2008, the FASB issued SFAS No. 161 Disclosures About Derivative Instruments and Hedging Activities – an Amendment of FASB No. 133 (SFAS No. 161). SFAS No. 161 expands the disclosure requirements in SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities about an entity’s derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008, which, for the Company would be January 1, 2009. The Company is currently assessing the impact SFAS No. 161 will have on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk.

Credit Risk

Investments

Our fixed maturity securities portfolio is exposed to credit risk, which we attempt to manage through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of fixed maturity securities in our investment portfolio, as well as restrictions on investments in fixed maturity securities of a single issuer. Our fixed maturity securities were impaired $1.4 million during the third quarter due to the credit downgrade of one issuer in the financial services sector.

Interest Rate Risk

Credit Facility

Our exposure to market risk for changes in interest rates applies to the interest expense of variable rate debt under our Amended Credit Facility. The interest rate we pay increases and decreases with changes to LIBOR. We have, and may continue to utilize, derivative products such as interest rate swaps to manage interest rate risk.

Sensitivity Analysis

Fixed maturity securities include residential mortgage-backed securities, which totaled $172.9 million, or 10.5%, of the portfolio as of September 30, 2008. Agency backed mortgage pass-throughs totaled $167.5 million, or 96.9%, of the mortgage-backed securities portion of the portfolio, and 10.2% of the total portfolio. Interest rates have declined recently, increasing the potential for prepayment activity.

The following table summarizes our interest rate risk illustrating the sensitivity of the fair value of fixed maturity securities to selected hypothetical changes in interest rates as of September 30, 2008. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturity securities portfolio and stockholders’ equity.

Hypothetical Change in Interest Rates		Estimated Increase (Decrease) in Fair Value
		(in thousands, except percentages)
300	basis point rise	$(214,896)	(13.7)%
200	basis point rise	(149,252)	(9.5)
100	basis point rise	(77,710)	(4.9)
50	basis point decline	40,204	2.6
100	basis point decline	81,064	5.2

Financial market conditions during the third quarter caused a reduction in the market value of the fixed maturity securities portion of our portfolio from a position of unrealized gains of $3.1 million at June 30, 2008, to a position of unrealized losses of approximately $30.1 million at September 30, 2008. We intend, and have the ability, to hold these fixed maturity securities until their expected recovery or maturity.

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

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors

We have disclosed in our Annual Report the most significant risk factors that can impact year-to-year comparisons and may affect the future performance of the Company’s business. On a quarterly basis, we review these disclosures and update the risk factors, as appropriate. As of the date of this report, there have been no material changes to the risk factors described in our Annual Report; however, we have identified the following additional risk factors related to our recent acquisition of AmCOMP.

Risk Related to the Acquisition

Our operating results may fluctuate due to the Acquisition.

Our results, including those acquired from AmCOMP, may be subject to increased volatility as a result of a number of factors, many of which are beyond our control. These factors include:

•	deterioration in market conditions in key states, including Florida, Wisconsin and Texas;
•	increased business risk from exposure to natural catastrophes in Florida, such as hurricanes;
•	premium rate levels mandated by regulators, primarily in Florida and Wisconsin; and
•	termination of material contracts including key employee contracts.

Expected efficiencies may not materialize to the extent anticipated or at all.

Integrating the operations of AmCOMP successfully or otherwise realizing any of the anticipated benefits of the acquisition, including anticipated cost savings and additional revenue opportunities, involve a number of potential challenges. The failure to meet these integration challenges could have a material adverse affect on our results of operations.

Realizing the benefits of the Acquisition will depend in part on the integration of information technology, operations and personnel. These integration activities are complex and time-consuming, and we may encounter unexpected difficulties or incur unexpected costs, including:

•	diversion of management attention from ongoing business concerns to integration matters;
•	difficulties in consolidating information technology platforms and administrative infrastructures;
•	difficulties in integrating our acquired operations and serving our combined customer base;
•	difficulties in combining corporate cultures, maintaining employee morale, retaining distribution channels and retaining key employees; and
•	integrating the financial reporting and internal control functions of AmCOMP and maintaining compliance with the requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002.

We may not successfully integrate AmCOMP’s operations into ours in a timely manner, or at all, and we may not realize the anticipated benefits and synergies of the Acquisition to the extent, or in the timeframe, anticipated.

We have outstanding indebtedness, which could impair our financial strength ratings and adversely affect our ability to react to changes in our business and fulfill our debt obligations.

Our indebtedness could have important consequences, including:

•	making it more difficult for us to satisfy our obligations;

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, debt service requirements, the execution of our business strategy, acquisitions and other purposes;
•

requiring us to dedicate a portion of our cash flow from operations to pay principal and interest on our debt, which would reduce the funds available to us for other purposes, including funding future expansion; and

•	making us more vulnerable to adverse changes in general economic and industry conditions, and limiting our flexibility to plan for, and react quickly to, changing conditions.

Our ability to service our debt and meet our cash requirements depends on many factors, some of which are beyond our control.

Our ability to satisfy our obligations, including making principal and interest payments on our outstanding debt, will depend on our future operating performance and general economic, financial and business conditions. If we are unable to generate sufficient cash flow to service our debt, we may be required to:

•	refinance all, or a portion, of our debt potentially at adverse rates;
•	obtain additional financing;
•	sell some of our assets or operations; or
•	reduce or delay capital expenditures or merger and acquisition activity.

If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to execute on any of these actions, or they may not have the desired affects.

Restrictive covenants in agreements governing our debt may adversely affect our ability to operate our business.

Restrictive covenants in agreements governing our debt contain various provisions that limit our ability and the ability of our subsidiaries to, among other things:

•	incur additional debt;
•	pay dividends or distributions, or redeem or repurchase capital stock;
•	prepay, redeem or repurchase debt;
•	make loans, investments and capital expenditures;
•	sell assets and capital stock of our subsidiaries; and
•	consolidate or merge with or into, or sell substantially all of our assets to, another entity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchase of our common stock through September 30, 2008:

				Maximum
				Number (or
				Approximate
			Total Number	Dollar Value)
		Average	of Shares	of Shares that
	Total	Price	Purchased as	May Yet be
	Number of	Paid	Part of Publicly	Purchased
	Shares	Per	Announced	Under the
Period	Purchased	Share (1)	Program	Program (2)
				(millions)
March 17, 2008 – March 31, 2008	56,000	$17.75	56,000	$99.0
April 1, 2008 – April 30, 2008	109,300	18.27	165,300	97.0
May 1, 2008 – May 31, 2008	105,000	18.85	270,300	95.0
June 1, 2008 – June 30, 2008	105,000	19.29	375,300	93.0
July 1, 2008 – July 31, 2008	219,895	17.27	595,195	89.2
August 1, 2008 – August 31, 2008	141,500	17.38	736,695	86.7
September 1, 2008 – September 30, 2008	50,100	17.97	786,795	85.8

Total 2008 Repurchase	786,795

______________
(1)	Includes fees and commissions paid on stock repurchases.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

			Incorporated by Reference Herein
		Included
Exhibit No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

2.1	Amendment No. 2 to the Agreement and Plan of Merger, dated August 29, 2008, by and among AmCOMP Incorporated, Employers Holdings, Inc. and Sapphire Acquisition Corp.		8-K	2.1	August 29, 2008

10.1	Second Amended and Restated Credit Agreement, dated September 30, 2008, between Employers Holdings Inc. and Wells Fargo Bank, National Association		8-K	10.1	October 22, 2008

10.2	Second Amended and Restated Revolving Line of Credit Note, dated September 30, 2008, between Employers Holdings Inc. and Wells Fargo Bank, National Association		8-K	10.2	October 22, 2008

31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X

31.2	Certification of William E. Yocke Pursuant to Section 302	X

32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X

32.2	Certification of William E. Yocke Pursuant to Section 906	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date: November 7, 2008	By:	/s/ DOUGLAS D. DIRKS

	Name:	Douglas D. Dirks
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2008	By:	/s/ WILLIAM E. YOCKE

	Name:	William E. Yocke
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)