Form 10-K
period 2008-12-31
Employers Holdings, Inc.
filed 2009-02-26
CIK 1379041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was $1,019,297,705.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Class	February 20, 2009
Common Stock, $0.01 par value per share	48,830,140 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include those related to our expected financial position, business, financing plans, litigation, future premiums, revenues, earnings, pricing, investments, business relationships, expected losses, loss reserves, acquisitions, competition and rate increases with respect to our business and the insurance industry in general. These forward-looking statements reflect our views with respect to future events and financial performance. The words “believe,” “expect,” “plan,” “intend,” “project,” “estimate,” “may,” “should,” “will,” “continue,” “potential,” “forecast” and “anticipate” and similar expressions identify forward-looking statements. Although we believe that these expectations reflected in such forward-looking statements are reasonable, we can give no assurance that the expectations will prove to be correct. Actual results may differ from those expected due to risks and uncertainties, including those discussed in “Risk Factors” in Item 1A of this report and the following:

•	impact of the unprecedented volatility and uncertainty in the financial markets;

•	adequacy and accuracy of our pricing methodologies;

•	our dependence on several concentrated geographic areas and on the workers’ compensation market;

•	developments in the frequency or severity of claims and loss activity that our underwriting, reserving or investment practices do not anticipate based on historical experience or industry data;

•	changes in rating agency policies or practices;

•	negative developments in the workers’ compensation insurance market;

•

increased competition on the basis of coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings and reputation;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	changes in regulations or laws applicable to us, our policyholders or the agencies that sell our insurance;

•	changes in legal theories of liability under our insurance policies;

•	changes in general economic conditions, including interest rates, inflation and other factors;

•	effects of acts of war, terrorism or natural or man-made catastrophes;

•	non-receipt of expected payments;

•	performance of the financial markets and their effects on investment income and the fair values of investments;

•	failure of our information technology or communications systems;

•	adverse state and federal judicial decisions;

•	litigation and government proceedings;

•	loss of the services of any of our executive officers or other key personnel;

•	cyclical nature of the insurance industry;

•	investigations into issues and practices in the insurance industry;

•	changes in demand for our products;

•	the operations acquired from AmCOMP Incorporated (AmCOMP) will not be integrated successfully; and

•	disruption from the AmCOMP transaction making it more difficult to maintain relationships with customers, employees, agents and producers.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical or anticipated results, depending on a number of factors. These risks and uncertainties include, but are not limited to, those listed under the heading “Risk Factors” in Item 1A of this report. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by these cautionary statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Before making an investment decision, you should carefully consider all of the factors identified in this report that could cause actual results to differ.

NOTE REGARDING RELIANCE ON STATEMENTS IN OUR CONTRACTS

In reviewing the agreements included as exhibits to any of the documents incorporated by reference into this Annual Report on Form 10-K, please remember that they are incorporated to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company, its subsidiaries or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties to the agreement if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

PART I

Item 1. Business

Overview

Employers Holdings, Inc. (EHI) is a Nevada holding company and is the successor to EIG Mutual Holding Company (EIG), which was incorporated in Nevada in 2005. EHI’s principal executive offices are located at 10375 Professional Circle, in Reno, Nevada. Our insurance subsidiaries are domiciled in California, Florida and Nevada. Unless otherwise indicated, all references to “we,” “us,” “our,” the “Company” or similar terms refer to EHI together with its subsidiaries.

We are a specialty provider of workers’ compensation insurance focused on select small businesses engaged in low to medium hazard industries. Workers’ compensation is a statutory system under which an employer is required to provide coverage for its employees’ medical, disability, vocational rehabilitation and death benefit costs for work-related injuries or illnesses. We distribute our products almost exclusively through independent agents and brokers and through our strategic partnerships and alliances. We operate in a single reportable segment with 17 territorial offices serving 29 states, including concentrations in California, Florida and Nevada.

Our results of operations for 2008 include the acquired operations of AmCOMP Incorporated (AmCOMP) for the period November 1, 2008 through December 31, 2008. Assets and liabilities at December 31, 2008, include the tangible and intangible identifiable assets acquired and liabilities assumed based on an allocation of the total purchase price of the AmCOMP transaction to estimated fair values with the excess of the purchase price over the aggregate fair values recorded as goodwill.

Our insurance subsidiaries have each been assigned an A.M. Best Company (A.M. Best) rating of “A-” (Excellent), the fourth highest of sixteen possible ratings, with a “stable” financial outlook. This A.M. Best rating is a financial strength rating designed to reflect our ability to meet our obligations to policyholders. This rating does not reflect our ability to meet non-insurance obligations and is not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities.

We had net premiums written of $312.8 million and $338.6 million, total revenues of $396.8 million and $429.9 million and net income of $101.8 million and $120.3 million for the years ended December 31, 2008 and 2007, respectively. Our combined ratio on a statutory basis was 93.3% for the year ended December 31, 2008 (elsewhere in this report, unless otherwise stated, the term “combined ratio” refers to a calculation based on U.S. generally accepted accounting principles (GAAP)). For the purpose of calculating our combined ratio on a statutory basis, the results of operations of AmCOMP are included for the 12 months ended December 31, 2008. Our combined ratio on a statutory basis for the five years ended December 31, 2007 was 84.4%. This ratio was lower than the industry composite combined ratio calculated by A.M. Best for U.S. insurance companies having more than 50% of their premiums generated by workers’ compensation insurance products. The industry combined ratio on a statutory basis for these companies was 100.7% during the same five year period. Companies with lower combined ratios than their peers generally experience greater profitability. We had total assets of $3.8 billion at December 31, 2008.

Our corporate structure is as follows:

The states of domicile of our four insurance subsidiaries are as follows:

State of Domicile
Employers Insurance Company of Nevada (EICN)	Nevada
Employers Compensation Insurance Company (ECIC)	California
Employers Preferred Insurance Company (EPIC)(1)	Florida
Employers Assurance Company (EAC)(2)	Florida

(1)	Previously AmCOMP Preferred Insurance Company

(2)	Previously AmCOMP Assurance Corporation

In January 2009, we began implementation of a strategic restructuring plan to achieve the corporate and operational objectives of the acquisition and integration of AmCOMP, and in response to current economic conditions. The restructuring plan includes staff reductions of approximately 150 employees, or 14% of our total workforce, and consolidation of corporate functions into our Reno, Nevada headquarters. As a result of the restructuring plan, we expect to achieve pre-tax cost savings of approximately $12 million in 2009 and annualized pre-tax cost savings of $20 to $22 million beginning in 2010. We expect to incur pre-tax restructuring charges of approximately $3.0 million in the first quarter of 2009. The staff reductions are anticipated to be largely completed by mid-year 2009.

History

On January 1, 2000, our Nevada insurance subsidiary, EICN, assumed all the assets, liabilities and operations of the Nevada State Industrial Insurance System (the Fund), including in-force policies and historical liabilities associated with the Fund for losses prior to January 1, 2000, pursuant to legislation enacted in the 1999 Nevada legislature. In connection with that assumption, our Nevada insurance subsidiary assumed the Fund’s rights and obligations under a retroactive 100% quota share reinsurance agreement (referred to as the LPT Agreement) which the Fund had entered into with third party reinsurers. The LPT Agreement substantially reduced the exposure to losses for pre-July 1995 Nevada insured risks. The Fund, which was an agency of the State of Nevada, had over 80 years of workers’ compensation experience in Nevada. Subsequently, through July 2002, we operated exclusively in Nevada.

We formed a wholly-owned stock corporation incorporated in California, ECIC, and on July 1, 2002 we acquired the renewal rights to a book of workers’ compensation insurance business, and certain other tangible and intangible assets from Fremont Compensation Insurance Group and its affiliates, or collectively, Fremont. The book of business we acquired from Fremont was primarily comprised of accounts in California and, to a lesser extent, in Colorado, Idaho, Montana and Utah. As a result of this transaction, we were able to establish our important relationships and distribution agreements with ADP, Inc. (ADP), and Anthem Blue Cross, an operating subsidiary of Wellpoint, Inc. (Wellpoint).

In 2003, EICN and ECIC, as well as our wholly-owned subsidiaries Employers Occupational Health, Inc. (EOH), and Elite Insurance Services, Inc. (Elite), began to operate under the Employers

Insurance Group trade name. On April 1, 2005, we reorganized into a mutual insurance holding company, EIG Mutual Holding Company, wholly-owned by the policyholders of EICN.

Effective February 5, 2007, we completed an initial public offering (IPO), which occurred in conjunction with our conversion from a mutual insurance holding company owned by our policyholder members to a Nevada stock corporation owned by our public stockholders, and changed our name to “Employers Holdings, Inc.” and all of the membership interests in EIG were extinguished. In exchange, eligible members of EIG received shares of our common stock or cash.

On October 31, 2008, we acquired 100% of the outstanding common stock of AmCOMP. The acquisition included two insurance subsidiaries and three other subsidiaries: EIG Services, Inc. (formerly Pinnacle Administrative Company), Pinnacle Benefits, Inc. and AmSERV, Inc. The newly acquired insurance subsidiaries, EPIC and EAC, are mono-line workers’ compensation insurance companies focused on small businesses engaged in low to medium hazard industries, primarily in southeastern and midwestern states, with a concentration in Florida.

Our Strategies

We plan to continue pursuing profitable growth and favorable return on equity through the following strategies:

Maintain Focused Operations

We focus on providing workers’ compensation insurance to select small businesses engaged in low to medium industry defined hazard groups. We believe this focus provides us with a unique competitive advantage because we are able to gain in-depth customer and market knowledge and expertise. We execute our business strategy through regional managers and their local teams who have a deep understanding of the business climate and our targeted policyholders in the states in which we operate. Our focus on small businesses also enables us to provide individualized attention to our customers, which we believe leads to higher satisfaction and policy retention.

Maintain Focus on Underwriting Profitability

We intend to maintain focus on disciplined underwriting and continue to pursue profitable growth opportunities across market cycles. We carefully monitor market trends to assess new business opportunities that we expect will meet our pricing and risk standards.

We employ a disciplined, conservative and highly automated underwriting approach designed to individually select specific types of businesses that we believe will have fewer and less costly claims relative to other businesses in the same industry defined hazard group. Within each industry defined hazard group, our underwriters use their local market expertise and disciplined underwriting to assess employers and risks on an individual basis and to select those types of employers and risks that allow us to generate attractive returns. We believe that, as a result of our disciplined underwriting standards, we are able to price our policies competitively and profitably.

Continue to Grow in Our Existing Markets

We plan to continue to seek profitable growth in our existing markets by addressing the workers’ compensation insurance needs of small businesses, which we believe represent a large and profitable market segment. We intend to expand our presence in our existing markets, including significant new markets serviced by our two newly acquired insurance subsidiaries, EPIC and EAC, by seeking to expand our relationships with agents and by entering into additional strategic partnerships and alliances. We believe that the A.M. Best “A-” (Excellent) financial strength rating issued to EPIC and EAC, which were not previously rated, will also create additional growth opportunities.

In the states in which we operate, the workers’ compensation market for small businesses is not highly concentrated, with a significant portion of premiums being written by numerous insurance companies with small individual market shares. We believe that our focus on workers’ compensation insurance, our disciplined underwriting and risk selection, and our loss control and claims management expertise for small businesses position us to profitably increase market share in our existing markets.

Capitalize on Strategic Partnerships and Alliances to Reach Target Markets

We intend to continue to leverage our partnerships and alliances, taking into account the adequacy of premium rates, market dynamics, the labor market, political and economic conditions and the regulatory environment. Our strategic partnerships with ADP and Wellpoint have allowed us to access new customers and to write attractive business in an efficient manner. We are actively pursuing additional strategic partnership opportunities.

Capitalize on the Flexibility of Our Corporate Structure

As a publicly traded company, we have access to capital and equity markets. We believe this gives us enhanced financial and strategic flexibility to consider acquisitions, joint ventures and other strategic transactions, as well as new product offerings that make strategic sense for our business while achieving our goal of profitable growth.

Maintain Capital Strength

We believe that our financial strength is an important factor for independent agents, brokers and customers selecting our products. We intend to manage our capital prudently relative to our overall risk exposure, establishing adequate loss reserves to protect against future adverse developments while seeking to grow profits and long-term stockholder value. We will continue to fund the growth of our business and invest in infrastructure and may return capital to stockholders, that may in the future include stock repurchases, in order to achieve an optimal level of overall leverage to support our underwriting activities and to maintain our financial strength and ratings over the long-term.

As a result of the volatility in the financial markets and the tightening of the credit markets, we have taken steps to improve liquidity, including increasing levels of short-term investments and suspending share repurchases. We believe that opportunities to further expand our insurance operations and to invest at attractive returns will be available to us in the future. We believe that increasing liquidity and preserving available cash now will allow us greater flexibility in reacting to changes in the investment markets in the future.

Leverage Infrastructure, Technology and Systems

We believe we have an efficient, cost-effective and scalable infrastructure that complements our geographic reach and business model. We have developed a highly automated underwriting system, EACCESS®, which allows for the electronic submission and review of insurance applications that employs our underwriting standards and guidelines. We believe EACCESS reduces transaction costs and provides for more efficient and timely processing of applications for small policies that meet our standards. We believe this saves our independent agents and brokers considerable time in processing customer applications and maintains our competitiveness in our target markets. In January 2009, we implemented a new claims system that is designed to improve efficiency and enhance our ability to support claims processing. We will continue to invest in technology and systems across our business to maximize efficiency and create increased capacity that will allow us to lower our expense ratios while growing premiums.

Industry

The principal concept underlying workers’ compensation is that an employee injured in the course of his or her employment has only the legal remedies available under workers’ compensation laws and does not have any other recourse against his or her employer. Generally, workers are covered for injuries that occur within the course and scope of their employment. An employer’s obligation to pay workers’ compensation benefits does not depend on any negligence or wrongdoing on the part of the employer and exists even for injuries that result from the negligence or wrongdoings of another person, including the employee. The level of benefits varies by state, the nature and severity of the injury or disease and the wages of the injured worker.

Workers’ compensation insurance policies generally provide that the insurance company will pay all benefits that the insured employer may become obligated to pay under applicable workers’ compensation laws. Each state has a statutory, regulatory and adjudicatory system that sets the amount of wage replacement to be paid, determines the level of medical care required to be provided, establishes the degree of permanent impairment and specifies the options in selecting healthcare providers. These state laws generally require two types of benefits for injured employees: (a) medical benefits, which include expenses related to diagnosis and treatment of an injury and/or disease, as well as any required rehabilitation; and (b) indemnity payments, which consist of temporary wage replacement, permanent disability payments and death benefits to surviving family members. To fulfill these mandated financial obligations, virtually all businesses are required to purchase workers’ compensation insurance or, if permitted by state law or approved by the U.S. Department of Labor, to self-insure, thereby retaining all risk. The businesses may purchase workers’ compensation insurance from a private insurance company such as EICN, ECIC, EPIC or EAC, a state-sanctioned assigned risk pool, a state agency, or a self-insurance fund (an entity that allows businesses to obtain workers’ compensation coverage on a pooled basis, typically subjecting each employer to joint and several liability for the entire fund).

Workers’ compensation was the fourth largest property and casualty insurance line in the U.S. in 2007, on a net written premium basis, according to the National Council on Compensation Insurance (NCCI). According to the NCCI, net premiums written in 2007 for the workers’ compensation industry (excluding governmental writers) were approximately $37.6 billion, or 8.5% of the estimated $440.8 billion in net premiums written for the property and casualty insurance industry as a whole. Our direct premiums written in 2007 were $346.3 million, or 0.9% of the non-governmental workers’ compensation industry market share. This made us the twenty-third largest non-governmental workers’ compensation writer in the United States as reported by A.M. Best.

Excluding governmental writers, premium volume in the workers’ compensation industry was down 3.0% in 2007 compared to 2006, while the entire property and casualty industry experienced a 0.6% decrease in net premium written for the same time period, according to the NCCI.

The workers’ compensation insurance industry classifies risks into seven industry defined hazard groups, as defined by the NCCI, based on severity of claims with businesses in the first or lowest group having the lowest cost claims. Businesses in the four lowest industry defined hazard groups include restaurants, stores, educational institutions, physician offices, dentist offices, clothing manufacturers, machine shops, automobile and automobile service or repair centers and drivers.

Competition and Market Conditions

In 2008, the workers’ compensation sector continued to see medical and indemnity claims costs rise and claim frequency decline. We believe the current environment is characterized by decreased operating margins caused primarily by a combination of decreasing premiums and increased price competition. In 2008 and going forward into 2009, we continue to have concerns related to increased volatility and uncertainty in the financial markets and the current economic recession, including the high rate of unemployment. We believe that overall these market conditions, while challenging, still allow for profitable operations.

Our competitors include, but are not limited to, other specialty workers’ compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, third-party administrators, self-insurance funds and state insurance pools. Many of our existing and potential competitors are significantly larger and possess considerably greater financial and other resources than we do. Consequently, they can offer a broader range of products, provide their services nationwide, and/or capitalize on lower expense to offer more competitive pricing. Our three largest competitors in each of the states in which we have significant concentrations of business are as follows: in California, the California State Compensation Insurance Fund, Berkshire Hathaway Insurance Group, and American International Group, Inc. (AIG); in Florida, Liberty Mutual Insurance Companies, AIG, and

Zenith National Insurance Group; and in Nevada, AIG, Nevada Contractors Group and Liberty Mutual Insurance Companies.

In 2008, the federal government intervened in the operations of AIG by providing loans of more than $125 billion. Government interventions such as this are likely to impact the overall property and casualty insurance industry, including workers’ compensation, into the foreseeable future.

Competition in the workers’ compensation insurance industry is based on many factors, including:

•	pricing (either through premium rates or participating dividends);

•	level of service;

•	insurance ratings;

•	capitalization levels;

•	quality of care management services;

•	the ability to reduce loss ratios;

•	effective loss prevention; and

•	the ability to reduce claims expense.

Our A.M. Best Company rating of “A-” (Excellent), allows us to compete for our target customers, select small businesses engaged in low to medium hazard industries. In addition, we believe our competitive advantages include our strong reputation in the markets in which we operate, excellent claims service, experienced and professional independent agents and brokers, and our strategic partnerships and alliances. We also strive to maintain the quality of our care management services, and to provide consultation services to clients to educate on loss prevention and loss reduction strategies. We also compete on price based on our actuarial analysis of current and anticipated loss cost trends, as appropriate.

California Market

California is the largest workers’ compensation insurance market in the United States. In 2007, California accounted for an estimated $9.0 billion in direct premiums written according to the 2008 Best’s State/Line Report for property casualty lines of business, or approximately 18.1% of the U.S. workers’ compensation market. Our direct premiums written in 2007 were $248.2 million, or 3.7% of the non-governmental workers’ compensation market share in California. This made us the ninth largest non-governmental writer of workers’ compensation in the state, as reported by A.M. Best.

California is our largest market and can be characterized as increasingly competitive, as private carriers continue to position for increased market share and to offset revenue declines attributable to past rate decreases. We continue to see an increase in new business submittals.

In 2003 and 2004, California enacted three key pieces of workers’ compensation legislation that reformed medical determinations of injuries or illness, established medical fee schedules, allowed for the use of medical provider panels, modified benefit levels, changed the proof needed to file claims, and reformed many additional areas of the workers’ compensation benefits and delivery system. Workers’ compensation insurers in California responded to these reforms, which have reduced claim costs, by reducing their rates.

Despite subsequent rate decreases from 2004 through 2007, we believe that California remains a profitable operating environment. According to the Workers’ Compensation Insurance Rating Bureau (WCIRB), total estimated ultimate losses in California were $7.0 billion in accident year 2007 compared to $12.3 billion in 2002, a reduction of 43.1%. Indemnity claim frequency was down 44.7% during that same time period.

In May 2008, the California Commissioner of Insurance (California Commissioner) announced that stability in the workers’ compensation insurance marketplace had eliminated the need for an interim pure premium rate advisory. In October 2008, in response to a recommendation by the WCIRB to increase advisory rates by 16.0%, the California Commissioner approved a 5.0% average increase in advisory pure premium rates on new and renewal policies beginning January 1, 2009. Based upon our actuarial analysis of current and anticipated loss cost trends, we filed for an overall average 10% rate increase in California for new and renewal policies incepting on or after February 1, 2009.

Florida Market

Florida is an “administered pricing” state. In administered pricing states, insurance rates are set by the state insurance regulators and are adjusted periodically. Rate competition generally is not permitted and consequently, policy dividend programs, which reflect an insured’s risk profile, are an important competitive factor. Other competitive factors include the availability of premium payment plans and service.

In 2007, Florida accounted for an estimated $3.1 billion in direct premiums written, according to the 2008 Best’s State/Line Report for property casualty lines of business, or approximately 6.2% of the U.S. workers’ compensation market. Prior to the acquisition of AmCOMP on October 31, 2008, we did not have significant operations in Florida. However, we expect to produce approximately 10% of our total premium revenue in Florida in 2009. There are no governmental writers of workers’ compensation insurance in Florida.

Effective in October 2003, workers’ compensation reform legislation was enacted in Florida in an effort to reverse a trend of increasing costs in the state. These reforms were designed to expedite the dispute resolution process, set caps on attorney’s fees, provide greater compliance and enforcement authority to combat fraud, revise certain indemnity benefits and increase medical reimbursement fees for physicians and surgical procedures. These reforms have reduced claim costs and resulted in subsequent rate decreases, including an 18.6% rate decrease effective January 1, 2009. The NCCI cited a significant drop in claims frequency and a reduction in the cost of claims as reasons for this most recent rate reduction.

On February 10, 2009, the Florida Insurance Commissioner (Florida Commissioner) approved a 6.4% increase in workers’ compensation rates to be effective April 1, 2009, for new and renewal business. This rate increase was the result of the impact of an October 2008 Florida Supreme Court decision that materially impacted the statutory caps on attorney fees that were part of the 2003 reforms.

Nevada Market

In 2007, Nevada accounted for an estimated $540.6 million in direct premiums written according to the 2008 Best’s State/Line Report for property casualty lines of business, or 1.1% of the U.S. workers’ compensation market. Our direct premiums written were $60.3 million, or 11.1% of Nevada’s market share in 2007. This made us the second largest writer of workers’ compensation insurance in Nevada as reported by A.M. Best. There are no governmental writers of workers’ compensation insurance in Nevada.

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

The Nevada market has experienced increasing levels of competition as more carriers have entered the state. As a result of increased competition, as well as decreasing claim costs, we have reduced our premium rates by 14.7% from 2003 through 2008. Beginning in 2007, and continuing in 2008, we saw increased competition from the self insurance market. We have filed for an average 7.8% rate decrease for new and renewal policies incepting on or after March 1, 2009.

Customers

Our target customers are select small businesses engaged in low to medium hazard industries. Our historical loss experience has been more favorable for lower industry defined hazard groups than for higher hazard groups. Further, we believe it is generally more costly to service and manage the risks associated with higher hazard groups, thereby comparatively reducing the profit margin derived from underwriting business in higher hazard groups. By targeting businesses in low to medium hazard groups, we believe that we improve our ability to generate profitable underwriting results. In 2008, 86.8% of our base direct premiums written were generated by insureds in the four lowest industry defined hazard groups (A-D). Within each hazard group, our underwriters use their local market expertise and disciplined underwriting to select specific types of businesses and risks that allow us to generate attractive returns. We underwrite these businesses based on individual risk characteristics, as opposed to following an occupational class-based underwriting approach. For example, while we insure many physician offices, our underwriting guidelines generally exclude offices that we believe have a higher risk profile, such as psychiatrist offices and drug treatment centers.

The following table sets forth our base direct premiums written by type of insured for our top ten types of insureds and as a percentage of our total base direct premiums written for the year ended December 31, 2008:

Employer Classifications	Hazard Group Level	Direct Premiums Written	Percentage of Total
	(in thousands, except percentages)
Physicians and physician office clerical..	C	$22,116	6.8%
Restaurants	A	20,999	6.5
Store: Wholesale not otherwise classified	B	16,350	5.1
Store: Retail not otherwise classified	B	9,528	2.9
College: Professional employees and clerical	B	8,645	2.7
Clothing manufacturers	C	8,256	2.6
Automobile service or repair center and drivers	D	7,310	2.3
Clerical office employees	C	7,215	2.2
Machine shops not otherwise classified	D	6,449	2.0
Stores—groceries and provisions—retail	C	5,953	1.8

Total		$112,821	34.9%

The following table sets forth our base direct premiums written by hazard group and as a percentage of our total base direct premiums written for the applicable year ended December 31:

Hazard Group	2008	Percentage of 2008 Total	2007	Percentage of 2007 Total	2006	Percentage of 2006 Total
(in thousands, except percentages)
A	$35,035	10.8%	$35,739	10.3%	$41,409	10.6%
B	77,794	24.1	83,875	24.1	91,344	23.4
C	126,075	39.0	125,805	36.1	138,768	35.6
D	41,578	12.9	44,667	12.8	48,596	12.4
E	29,818	9.2	34,498	9.9	39,129	10.0
F	12,429	3.8	22,803	6.5	29,344	7.5
G	639	0.2	1,208	0.3	1,754	0.5

Total	$323,368	100.0%	$348,595	100.0%	$390,344	100.0%

In 2008, our insureds had average annual premiums of approximately $10,200. We are not dependent on any single employer or type of employer and the loss of any single employer or type of employer would not have a material adverse effect on our business.

We expanded our geographic footprint with the acquisition of AmCOMP and currently conduct business in 29 states from coast to coast and are licensed to write business in seven additional states and the District of Colombia. The following table sets forth our direct premiums written by state and as a percentage of total direct premiums written for the last three years ended December 31:

State	2008	Percentage of 2008 Total	2007	Percentage of 2007 Total	2006	Percentage of 2006 Total
(in thousands, except percentages)
California	$222,408	69.4%	$248,211	71.7%	$288,529	73.5%
Nevada	37,244	11.6	60,257	17.4	76,016	19.4
Colorado	9,786	3.0	12,639	3.6	13,466	3.4
Idaho	6,227	1.9	6,755	1.9	3,849	1.0
Utah	5,994	1.9	7,912	2.3	7,164	1.8
Illinois	5,641	1.8	1,276	0.4	—	—
Montana	4,684	1.5	4,901	1.4	3,141	0.8
Texas	4,546	1.4	1,376	0.4	322	0.1
Florida	4,500	1.4	134	—	—	—
Wisconsin	4,362	1.4	—	—	—	—
Other	14,956	4.7	2,813	0.9	189	—

Total	$320,348	100.0%	$346,274	100.0%	$392,676	100.0%

The table above includes direct premiums written for our newly acquired subsidiaries, EPIC and EAC, for the period from November 1, 2008 through December 31, 2008. EPIC and EAC had a combined 70.7% and 77.7% of their direct premiums written for the years ended December 31, 2007 and 2006, respectively, attributable to their top five states as a percentage of total direct premiums written (Florida, Wisconsin, Texas, Indiana and Tennessee). Going forward, our concentration in California will not be as significant and states such as Florida, Wisconsin and Texas will account for a larger percentage of our total direct premiums written.

The number of policies in-force, at the specified dates, was as follows:

State	December 31,
	2008	2007	2006
California	27,942	24,986	21,359
Nevada	5,221	6,147	6,523
Florida	3,112	79	—
Other	9,324	2,487	1,860

Total	45,599	33,699	29,742

At December 31, 2008, we experienced a year-over-year increase of 35.3%, in the total number of policies in-force, of which 27.7% was attributable to policies underwritten by our newly acquired insurance subsidiaries, EPIC and EAC. Excluding the impacts of the acquisition, the remaining policy growth in states other than Nevada was insufficient to offset the decline in premiums written, primarily due to declining rate levels and deteriorating economic conditions. The year-over-year decline in the number of policies in-force in Nevada was the result of increased competition, economic conditions, and adherence to our underwriting guidelines, which are designed to minimize the underwriting of classes of business that do not meet our target risk profiles.

Marketing and Distribution

We market and sell our workers’ compensation insurance products through independent local, regional and national agents and brokers, and through our strategic partnerships and alliances, including our principal partners ADP and Wellpoint. Policies underwritten directly or through our independent agents and brokers generated $239.5 million and $242.3 million, or 72.8% and 69.5%, of our base direct premiums written for the years ended December 31, 2008 and 2007, respectively.

Independent Insurance Agents and Brokers

We establish and maintain strong, long-term relationships with independent agents and brokers that actively market our products and services and provide quality application flow from prospective policyholders that are reasonably likely to accept our quotes. We emphasize personal interaction, offering responsive service and competitive commissions and maintaining a focus on workers’ compensation insurance. Our sales representatives and field underwriters work closely with independent agents and brokers to market and underwrite our business, regularly visit their offices and participate in presentations to customers, which results in enhanced understanding of the businesses and risks we underwrite and the needs of prospective customers.

We believe that the decision by independent agents and brokers to place business with an insurer depends in part upon superior services offered by the insurer to the agents and brokers and policyholders, as well as the insurer’s expertise and dedication to a particular line of business. Accordingly, we continually seek to enhance the ease of doing business with us and to provide superior service. For example, our highly automated underwriting system, EACCESS®, enables agents and brokers to directly input data into the system and in some instances the system prices the risk and binds the coverage without human intervention. We do not delegate underwriting authority to agents or brokers that sell our insurance. We pay direct commissions on premiums written that we believe are competitive with other workers’ compensation insurers. Additionally, we believe that we deliver prompt, efficient and professional support services.

As of December 31, 2008, we marketed and sold our insurance products through approximately 5,700 independent insurance agents and brokers in approximately 1,900 appointed agencies. Those agents and brokers produced $235.4 million, $242.3 million and $267.1 million of our base direct premiums written for the years ended December 31, 2008, 2007 and 2006, respectively.

No single agency or brokerage accounted for more than 1.1%, 2.1% and 2.8% of base direct premiums written in 2008, 2007 and 2006, respectively.

Strategic Partnerships and Alliances

To expand our distribution, we have developed important strategic relationships with companies that have established sales forces and common markets. Since 2002, we have jointly marketed our workers’ compensation insurance products with ADP’s payroll services primarily to small businesses in nine states and with Wellpoint’s group health insurance plans in California. Additionally, we have entered into additional strategic partnerships with E-chx, Inc. (E-chx) and Granite Professional Insurance Brokerage, Inc. (Granite), Intego Insurance Services, LLC (Intego) and Small Business Payroll Services Group of Wells Fargo Bank, National Association (Wells Fargo). We are actively pursuing opportunities for other strategic partnerships and alliances.

Policies underwritten through our strategic partnerships and alliances generated $83.8 million, $99.5 million and $114.9 million, or 26.0%, 28.5% and 29.4% of our base direct premiums written for the years ended December 31, 2008, 2007 and 2006. We do not delegate underwriting authority to our strategic distribution partners.

Wellpoint. The Wellpoint Integrated MedicompSM joint marketing program includes two agreements, a small group health insurance plan (for businesses with 1 to 50 employees) and a large group health insurance plan (for businesses with 51 to 250 employees). These two group health insurance plans are offered with our standard workers’ compensation insurance policy. This exclusive relationship allows us to distribute an integrated group health/workers’ compensation product in California through Wellpoint’s life and health agents. The primary benefit to the employer is a single bill for their group health and workers’ compensation insurance coverages and a discount on workers’ compensation premiums. We believe that, in general, when businesses purchase this combination of coverages, their employees make fewer workers’ compensation claims because those employees are insured for non-work related illnesses or injuries and thus are less likely to seek treatment for a non-work related illness or injury through their employers’ workers’ compensation insurance policy. We believe another key benefit to this program is the increased satisfaction from employees who are able to use the same medical network for occupational and non-occupational illness and injury. As the largest group health carrier in California, Wellpoint has negotiated favorable rates with its medical providers and associated facilities, which we benefit from through reduced claims costs.

We pay Wellpoint fees which are a percentage of premiums paid for services provided under the Integrated MediComp program.

The small group and large group agreements automatically renew for one-year periods unless terminated by either party with at least 60 days notice prior to the expiration of the current term. These agreements have automatically renewed through January 1, 2010 and July 1, 2009, respectively.

ADP. ADP is a payroll services company which provides services to small and medium-sized businesses, and is the largest payroll service provider in the United States. As part of its services, ADP sells our workers’ compensation insurance product along with its payroll and accounting services through ADP’s insurance agency and field sales staff primarily to small businesses in nine states (California, Colorado, Florida, Idaho, Illinois, Nevada, Oregon, Texas, and Utah). The majority of business written is through ADP’s small business unit, which has accounts of 1 to 50 employees. We pay ADP fees which are a percentage of premiums for services provided to us by ADP.

ADP utilizes innovative methods to market workers’ compensation insurance including the Pay-by-Pay® (PBP) program. An advantage of ADP’s PBP program is that the policyholder is not required to pay a deposit at the inception of the policy. Rather, the workers’ compensation premium is deducted each time ADP processes the policyholders’ payrolls along with their appropriate federal, state and local taxes. These characteristics of the PBP program enable us to competitively price the workers’ compensation insurance written as a part of that program.

Although we do not have an exclusive relationship with ADP, we believe we are a key strategic partner of ADP for our selected markets and classes of business. Our agreement with ADP may be terminated without cause upon 120 days notice.

E-chx and Granite. We entered into a joint sales, services and program administration agreement with E-chx and Granite in November 2006, pursuant to which E-chx, a payroll solutions company providing payroll outsourcing solutions for small businesses, markets our workers’ compensation insurance product with its payroll services. The program is only available in California. Although we do not have an exclusive relationship with E-chx, we are its only strategic partner in California. E-chx may terminate the agreement without cause upon 90 days written notice. E-chx offers products and services in all 50 states. For its services, we pay E-chx fees that are a percentage of premiums paid through the program.

E-chx offers an E-PAYSM program. An advantage of this program is that the policyholder is not required to pay a deposit at the inception of the policy. Rather, the workers’ compensation premium is deducted each time E-chx processes the policyholders’ payrolls along with their appropriate federal, state, and local taxes.

Additionally, as part of our distribution relationship, Granite markets our products through other payroll providers.

Intego. In October 2007, we entered into a Partner Program and Agency Agreement with Intego, a full service insurance brokerage that works with approved, independent payroll service companies to identify potential business leads. Pursuant to this non-exclusive agreement, Intego markets our workers’ compensation insurance product in Texas, Florida and Illinois to business customers of the independent payroll service companies with a billing that is integrated with their payroll products. Intego may terminate this agreement without cause upon 90 days written notice.

Wells Fargo. In August 2008, we continued our strategy of growing in our existing markets by entering into a strategic relationship with the Small Business Payroll Services Group of Wells Fargo. This non-exclusive relationship allows the Small Business Payroll Services Group to offer our workers’ compensation products as part of ExpressPay® and other payroll services in most of the western states in which we do business. ExpressPay is sold through Wells Fargo banking operations by bankers who are trained to identify and cross-sell the ExpressPay product.

Direct Business

We write a small amount of business that comes to us directly without using an agent or broker or one of our strategic distribution relationships. This direct business is a legacy of our assumption of the assets and liabilities of the Fund. Although we do not market any direct business, we intend to maintain this book of business because it is very well known by our underwriters and profitable. In the years ended December 31, 2008, 2007 and 2006, we wrote approximately $4.1 million, $6.8 million and $8.3 million, respectively, of base direct premiums written that were attributable to this business.

Underwriting and Product

Disciplined Underwriting

We target select small businesses engaged in low to medium hazard industries. We employ a disciplined, conservative underwriting approach designed to individually select specific types of businesses, predominantly those in the four lowest of the seven workers’ compensation insurance industry defined hazard groups, that we believe will have fewer and less costly claims relative to other businesses in the same hazard groups.

Our underwriting guidelines are designed to minimize underwriting of classes and subclasses of business which have historically demonstrated claims severity that do not meet our target risk profiles. We price our policies based on the specific risks associated with each potential insured rather than solely on the industry class in which a potential insured is classified. In 2008, policyholders in the four lowest industry defined hazard groups generated approximately 86.8% of our base direct premiums written. This is consistent with our strategy of targeting insureds in low to medium hazard businesses. Our statutory losses and loss adjustment expenses (LAE) ratio, a measure which relates inversely to our underwriting profitability, was 51.4% and 46.5% in 2008 and 2007, respectively, 21.7 and 26.6 percentage points below the 2007 statutory industry composite losses and LAE ratio calculated by A.M. Best for U.S. insurance companies having more than 50% of their premiums generated by workers’ compensation insurance products. Our statutory losses and LAE ratio was at least ten percentage points below the A.M. Best composite losses and LAE ratio for the industry for each of the five years ended December 31, 2007. Our disciplined underwriting approach is a critical element of our culture and has allowed us to offer competitive prices, diversify our risks and achieve profitable growth.

We provide workers’ compensation insurance coverage to several homogeneous groups of business such as physicians, dentists, restaurants, artisan contractors and retail stores. We review the premium, payroll and loss history trends of each group annually and develop a schedule rating modification that is applied to all policyholders that meet the qualification standards for a given group. Qualification standards vary between groups and may include factors such as management experience, loss experience and nature of operations conducted by the insured and/or other exposures specific to the class of business. Each insured’s experience modification is also applied in the determination of their premium.

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

We execute our underwriting processes through automated systems and through seasoned underwriters with specific knowledge of local markets. Within these systems, we have developed underwriting templates for specific, targeted classes of business that produce faster quotations when all underwriting criteria are met by a specific risk. These underwriting guidelines consider many factors such as type of business, nature of operations, risk exposures and other employer-specific conditions, and are designed to minimize underwriting of certain classes and subclasses of business such as chemical manufacturing, high- rise construction and long-haul trucking, which have historically demonstrated claims severity that do not meet our target risk profiles.

While our underwriting systems are automated, we do not delegate underwriting authority to agents or brokers that sell our insurance or to any other third party. To create efficiency and standardization, on July 1, 2006, we implemented a new underwriting and policy administration system, EACCESS. As a result, one of our legacy underwriting systems has been phased out and two additional legacy systems are being phased out. Our field underwriters continue to work closely with independent agents, brokers and our strategic distribution partners to market and underwrite our business, regularly visiting their offices and participating in presentations to customers.

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

Premium Audits

We conduct premium audits on our policyholders annually, upon the expiration of each policy. The purpose of these audits is to comply with applicable state and reporting bureau requirements and to verify that policyholders have accurately reported their payroll expenses and employee job classifications. In addition to annual audits, we selectively perform interim audits on certain classes of business if significant or unusual claims are filed or concerns are raised regarding projected annual payrolls which could result in substantial variances at final audit. Prior final audit results, as available, are considered when pricing policy renewals.

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

In addition, our pricing decisions take into account the workers’ compensation insurance regulatory requirements of each state in which we conduct operations, because such requirements address the rates that industry participants in that state may or should charge for policies. We write business in “administered pricing” and “loss cost” states.

In administered pricing states, insurance rates are set by the state insurance regulators and are adjusted periodically. Rate competition generally is not permitted in these states and, consequently, policy dividend programs, which reflect an insured’s risk profile, are an important competitive factor. Florida, Wisconsin and Idaho are administered pricing states, while the other states in which we operate are loss cost states. In loss cost states, we have more flexibility to offer premium rates that reflect the risk we are taking based on each employer’s profile.

In Florida and Wisconsin, and to a much more limited extent in Georgia, Nevada, Texas and Virginia, we offer dividend programs to eligible policyholders under which a portion of the premium paid by a policyholder may be returned in the form of a dividend. Eligibility for these programs varies based upon the nature of the policyholder’s operations, value of premium generated, loss experience and existing controls intended to minimize workers’ compensation claims and costs. Payment of policy dividends specified in the dividend plan cannot be guaranteed.

In loss cost states, the state first approves a set of loss costs that provide for expected loss and, in most cases, LAE payments, which are prepared by an insurance rating bureau (for example, the WCIRB in California and the NCCI in Nevada). An insurer then selects a factor, known as a loss cost multiplier, to apply to loss costs to determine its insurance rates. In these states, regulators permit pricing flexibility primarily through: (a) the selection of the loss cost multiplier, and (b) schedule rating modifications that allow an insurer to adjust premiums upwards or downwards for specific risk characteristics of the policyholder such as:

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

State legislative actions relating to the benefits payable to injured workers can affect the premium rates that we charge for our insurance products. For example, during the period September 2003 to December 31, 2008, we have reduced our rates by 62.5% in California, in response to cost savings realized from the 2003 and 2004 legislative reforms, such as new controls on medical costs and changes in the state’s permanent disability compensation formula. Although the California Commissioner does not set premium rates, he adopts and publishes advisory “pure premium” rates, which are rates that would cover expected losses and LAE but do not contain an element to cover operating expenses or profit. Our California rates continue to be based upon our actuarial analysis of current and anticipated cost trends.

Claims and Medical Case Management

The role of our claims units is to actively investigate, evaluate and pay claims efficiently, and to aid injured workers in returning to work in accordance with applicable laws and regulations. We have implemented rigorous claims guidelines, reporting and control procedures in our claims units and have claims operations throughout the markets we serve. We also provide medical case management services for all claims that we determine will benefit from such involvement.

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

Losses and Loss Adjustment Expenses Reserves

We are directly liable for losses and LAE under the terms of insurance policies our insurance subsidiaries underwrite. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. Loss reserves are reflected in our balance sheets under the line item caption “unpaid losses and loss adjustment expenses.” As of December 31, 2008, our reserve for unpaid losses and LAE, net of reinsurance, was $1.4 billion. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. For a detailed description of our reserves, the judgments, key assumptions and actuarial methodologies that we use to estimate our reserves and the role of our consulting actuary, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserves for Losses and Loss Adjustment Expenses.”

The following table provides a reconciliation of the beginning and ending loss reserves on a GAAP basis:

	December 31,
	2008	2007	2006
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,269,710	$2,307,755	$2,349,981
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,052,641	1,098,103	1,141,500

Net unpaid losses and LAE at beginning of period	1,217,069	1,209,652	1,208,481
Losses and LAE, net of reinsurance, acquired in business combination	247,006	—	—
Losses and LAE, net of reinsurance, incurred in:
Current year	226,643	221,347	256,257
Prior years	(71,707)	(60,011)	(107,129)

Total net losses and LAE incurred during the period	154,936	161,336	149,128
Deduct payments for losses and LAE, net of reinsurance, related to:
Current year	53,397	44,790	41,098
Prior years	135,486	109,129	106,859

Total net payments for losses and LAE during the period	188,883	153,919	147,957

Ending unpaid losses and LAE, net of reinsurance	1,430,128	1,217,069	1,209,652
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,076,350	1,052,641	1,098,103

Unpaid losses and LAE, gross of reinsurance, at end of period	$2,506,478	$2,269,710	$2,307,755

Our estimates of incurred losses and LAE attributable to insured events of prior years have decreased for past accident years because actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated. We refer to such decreases as favorable developments. The reductions in reserves were $71.7 million, $60.0 million and $107.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimates of net incurred losses and LAE are established by management utilizing actuarial indications based upon our historical and industry experience regarding claim emergence and claim payment patterns, and regarding claim cost trends, adjusted for future anticipated changes in claims-related and economic trends, as well as regulatory and legislative changes, to establish our best estimate of the losses and LAE reserves. The decrease in the prior year reserves was primarily the result of actual paid losses being less than expected, and revised assumptions used in the projection of future losses and LAE payments based on more current information about the impact of certain changes, such as legislative changes, which was not available at the time the reserves were originally established. While we have had favorable developments over the past three years, the magnitude of these developments illustrates the inherent uncertainty in our liability for losses and LAE, and we believe that favorable or unfavorable developments of similar magnitude, or greater, could occur in the future. For a detailed description of the major sources of recent favorable developments, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserves for Losses and Loss Adjustment Expenses” and Note 9 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.

Our reserve for unpaid losses and loss adjustment expenses (gross and net), as well as our case and IBNR reserves were as follows:

	December 31,
	2008	2007	2006
	(in thousands)
Case reserves	$886,789	$740,133	$753,102
IBNR	1,293,313	1,235,124	1,261,521
LAE	326,376	294,453	293,132

Gross unpaid losses and LAE	2,506,478	2,269,710	2,307,755
Reinsurance recoverables on unpaid losses and LAE, gross	1,076,350	1,052,641	1,098,103

Net unpaid losses and LAE	$1,430,128	$1,217,069	$1,209,652

Loss Development

The following tables show changes in the historical loss reserves, on a gross basis and net of reinsurance, as of the nine years ended December 31, 2008, for EICN and ECIC and as of the year ended December 31, 2008, for EPIC and EAC. These tables are presented on a GAAP basis. The paid and reserve data in the following tables is presented on a calendar year basis. We commenced operations as a non-governmental mutual insurance company on January 1, 2000 when our Nevada insurance subsidiary assumed the assets, liabilities and operations of the Fund. Paid and reserve data for 1999 has not been included in the following tables because (a) prior to December 31, 1999, the Fund was not required to include reserves related to losses and LAE for claims occurring prior to July 1, 1995 in its annual statutory financial statements filed with the Nevada Division of Insurance (Nevada DOI) (consequently, the financial statements made no provision for such liabilities and complete information in respect of those years is not available in a manner that conforms with the information in this table) and (b) for claims occurring subsequent to July 1, 1995 and prior to the Company’s inception on January 1, 2000, we believe that the loss development pattern was uniquely attributable to Nevada workers’ compensation reforms adopted in the early 1990s, which pattern is not indicative of development that would be expected to be repeated in our prospective operations.

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

	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(in thousands)
Net reserves for losses and loss adjustment expenses
Originally estimated	$936,000	$887,000	$908,326	$962,457	$1,089,814	$1,208,481	$1,209,652	$1,217,069	$1,430,128
Net cumulative amounts paid as of:
One year later	108,748	81,022	80,946	91,130	96,661	106,859	109,129	127,912
Two years later	161,721	120,616	130,386	150,391	161,252	175,531	186,014
Three years later	191,453	149,701	165,678	193,766	207,868	229,911
Four years later	215,015	173,204	194,400	226,127	247,217
Five years later	235,613	194,980	218,453	255,851
Six years later	255,772	215,507	220,455
Seven years later	275,750	235,653
Eight years later	294,760
Net reserves re-estimated as of:
One year later	896,748	875,522	847,917	924,878	1,011,759	1,101,352	1,149,641	1,151,246
Two years later	885,221	781,142	805,058	886,711	975,765	1,049,628	1,085,358
Three years later	800,959	742,272	779,373	884,426	954,660	1,004,589
Four years later	766,204	719,912	788,262	877,151	927,382
Five years later	743,997	730,112	788,481	858,617
Six years later	754,447	730,456	776,329
Seven years later	754,462	720,155
Eight years later	745,665
Net cumulative redundancy:	190,335	166,845	131,997	103,840	162,432	203,892	241,294	65,823	0
Gross reserves—December 31	2,326,000	2,226,000	2,212,368	2,193,439	2,284,542	2,349,981	2,307,755	2,269,710	2,506,478
Reinsurance recoverable, gross	1,390,000	1,339,000	1,304,042	1,230,982	1,194,728	1,141,500	1,098,103	1,052,641	1,076,350
Net reserves—December 31	936,000	887,000	908,326	962,457	1,089,814	1,208,481	1,209,652	1,217,069	1,430,128
Gross re-estimated reserves	2,072,850	1,997,550	2,012,943	2,050,124	2,078,223	2,119,764	2,162,695	2,200,689	2,506,478
Re-estimated reinsurance recoverables	1,327,185	1,277,395	1,236,614	1,191,507	1,150,841	1,115,175	1,077,337	1,049,443	1,076,350
Net re-estimated reserves	745,665	720,155	776,329	858,617	927,382	1,004,589	1,085,358	1,151,246	1,430,128
Gross reserves for losses and loss adjustment expenses
Originally estimated	2,326,000	2,226,000	2,212,368	2,193,439	2,284,542	2,349,981	2,307,755	2,269,710	2,506,478
Gross cumulative amounts paid as of:
One year later	160,978	128,066	128,462	137,968	142,632	152,006	152,879	170,626
Two years later	260,995	215,176	224,740	243,203	252,379	264,430	272,478
Three years later	338,243	291,099	306,006	331,731	342,748	361,524
Four years later	408,643	360,535	379,881	407,845	424,811
Five years later	475,174	427,307	447,687	480,283
Six years later	540,329	490,296	514,091
Seven years later	602,371	553,103
Eight years later	664,042
Gross reserves re-estimated as of:
One year later	2,280,978	2,211,566	2,121,867	2,148,829	2,178,514	2,233,077	2,233,176	2,200,689
Two years later	2,266,495	2,089,850	2,072,205	2,088,437	2,138,648	2,170,292	2,162,695
Three years later	2,157,647	2,049,340	2,024,790	2,084,764	2,110,481	2,119,764
Four years later	2,121,397	2,000,560	2,032,553	2,072,428	2,078,223
Five years later	2,072,866	2,009,608	2,028,211	2,050,124
Six years later	2,082,409	2,009,480	2,012,943
Seven years later	2,082,287	1,997,550
Eight years later	2,072,850
Gross cumulative redundancy:	$253,150	$228,450	$199,425	$143,315	$206,319	$230,217	$145,060	$69,021	$0

Reinsurance

Reinsurance is a transaction between insurance companies in which an original insurer, or ceding company, remits a portion of its premiums to a reinsurer, or assuming company, as payment for the reinsurer assuming a portion of the risk. Reinsurance agreements may be proportional in nature, under which the assuming company shares proportionally in the premiums and losses of the ceding company. This arrangement is known as quota share reinsurance. Reinsurance agreements may also be structured so that the assuming company indemnifies the ceding company against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called an “attachment level” or “retention” in return for a premium, usually determined as a percentage of the ceding company’s primary insurance premiums. This arrangement is known as excess of loss reinsurance. Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. Any liability exceeding the coverage limits of the reinsurance program is retained by the ceding company. The ceding company also bears the credit risk of a reinsurers’ insolvency. In accordance with general industry practices, we purchase excess of loss reinsurance to protect against the impact of large individual, irregularly-occurring losses, and aggregate catastrophic losses from natural perils and terrorism, which would otherwise cause sudden and unpredictable changes in net income and the capital of our insurance subsidiaries.

Reinsurance is used principally:

•	to reduce net liability on individual risks;

•	to provide protection for catastrophic losses; and

•	to stabilize underwriting results and preserve working capital.

Excess of Loss Reinsurance

Our current reinsurance program applies to all loss occurrences during and on policies which are in-force between 12:01 a.m. July 1, 2008 and 12:01 a.m. July 1, 2009. The reinsurance program consists of three agreements, one excess of loss agreement and two catastrophic loss agreements, entered into between our insurance subsidiaries and current and future affiliates of EHI and the subscribing reinsurers. We have the ability to extend the term of the treaty to continue to apply to policies which are in-force at the expiration of the treaty generally for a period of 12 months. We may cancel the agreement at any time if any subscribing reinsurer ceases its underwriting operations, becomes insolvent, is placed in conservation, rehabilitation, liquidation, has a receiver appointed or if any reinsurer is unable to maintain a rating by A.M. Best and/or Standard and Poor’s of at least “A-” throughout the term of the agreement. Covered losses which occur prior to expiration or cancellation of the agreement continue to be obligations of the subscribing reinsurers, subject to the other conditions in the agreement. The subscribing reinsurers may terminate the agreement only for our breach of the obligations of the agreement. We are responsible for the losses if the subscribing reinsurer cannot or refuses to pay.

For the program year beginning July 1, 2008, we have purchased reinsurance up to $200 million. We are solely responsible for any losses we suffer above $200 million except those covered by the Terrorism Insurance Program Reauthorization Act of 2007. Our loss retention for the program year beginning July 1, 2008 is $5 million. This means we have reinsurance for covered losses we suffer between $5 million and $200 million, subject to an aggregate loss cession limitation in the first layer ($5 million in excess of $5 million) of $20 million. Additionally, in the second through fifth layers of our reinsurance program, our ultimate net loss shall not exceed $10 million for any one life, and we are permitted one reinstatement for each layer upon the payment of additional premium.

The agreements include certain exclusions for which our subscribing reinsurers are not liable for losses, including but not limited to losses arising from the following: reinsurance assumed by us under obligatory reinsurance agreements; financial guarantee and insolvency; certain nuclear risks; liability as a member, subscriber or reinsurer of any pool, syndicate or association, but not assigned risk plans; liability arising from participation or membership in any insolvency fund; loss or damage caused by war or civil unrest other than terrorism; certain workers’ compensation business covering persons employed in Minnesota; any loss or damage caused by any act of terrorism involving biological, chemical, nuclear or radioactive pollution or contamination. We have underwriting guidelines which generally require that insured risks fall within the coverage provided in the reinsurance program. Any risks written outside the reinsurance program require the review and approval of our Chief Underwriting Officer and/or Chief Operating Officer.

The agreements provide that we or any subscribing reinsurer may request commutation of any outstanding claim or claims 10 years after the effective date of termination or expiration of the agreements and provide a mechanism for the parties to achieve valuation for commutation. We may require a special commutation of the percentage share of any loss in the reinsurance program of any subscribing reinsurer that is in runoff.

The significant changes between years from our reinsurance program commencing July 1, 2007 to the reinsurance program commencing July 1, 2008 are as follows:

•	improved average aggregate ratings of subscribing reinsurers; and,

•	effective November 1, 2008, our newly acquired insurance subsidiaries were included in our reinsurance program.

Our practice is to select reinsurers with an A.M. Best rating of “A-” or better at treaty inception as indicated in the table below, which provides information about our reinsurers and their participation in our reinsurance program:

Reinsurer	A.M. Best Rating		$5m excess of $5m	$10m excess of $10m	$30m excess of $20m	$50m excess of $50m	$100m excess of $100m
Arch Reinsurance Company	A		—	—	5.00	5.00	5.00
Aspen Reinsurance Bermuda	A		—	5.00	2.50	1.25	2.00
Aspen Insurance UK Limited	A		7.40	8.40	8.50	8.50	10.00
Axis Specialty Limited	A		—	7.50	5.00	7.50	7.50
Catlin US/OBO Syndicate 2003	A		44.50	17.00	18.00	—	—
Endurance Specialty Insurance Ltd	A		—	5.00	5.00	7.00	7.25
Everest Reinsurance—US	A	+	—	—	—	10.00	—
Everest Reinsurance—Bermuda	A	+	—	—	4.00	5.00	5.00
Hannover Re (Bermuda) Ltd	A		—	—	—	2.50	5.00
Hannover Rueckversicherung-AG	A		25.00	15.00	15.00	—	—
Lloyds Syndicate #0435 FDY(1)	A		—	5.00	—	2.50	—
Lloyds Syndicate #0570 ATR(1)	A		—	3.25	3.25	2.50	—
Lloyds Syndicate #0623 AFB(1)	A		—	4.25	—	2.50	—
Lloyds Syndicate #0727 SAM(1).	A		—	—	—	—	2.00
Lloyds Syndicate #0780 ADV(1)	A		2.00	—	—	—	2.00
Lloyds Syndicate #1084 CSL(1)	A		—	—	—	—	3.00
Lloyds Syndicate #1200 HMA Heritage(1)	A		—	1.30	—	1.00	1.00
Lloyds Syndicate #1400 DRE Imagine(1)	A		—	1.30	—	1.00	1.00
Lloyds Syndicate #1955 Barbican(1)	A		2.50	2.50	—	2.50	1.00
Lloyds Syndicate #2001 AMLIN(1).	A	+	—	—	—	3.00	3.00
Lloyds Syndicate #2003 SJC(1)	A		—	—	2.00	7.25	—
Lloyds Syndicate #2987 BRT(1)	A		6.20	4.50	5.45	5.00	6.00
Lloyds Syndicate #566 STN(1)	A		5.00	—	—	5.50	3.00
Lloyds Syndicate #4472 LIB(1)	A		7.40	—	—	3.00	4.50
Munich Reinsurance America, Inc	A	+	—	—	8.00	10.00	11.00
Odyssey America Reinsurance Corporation	A		—	5.00	5.00	—	—
Renaissance Re	A	+	—	—	—	—	0.50
Safety National	A		—	—	—	—	5.00
Tokio Millenium Re	A	+	—	15.00	13.30	7.50	15.25

			100.00%	100.00%	100.00%	100.00%	100.00%

(1)

The overall rating of Lloyds from a security standpoint is called the market or “floor” rating. The existence of this market rating reflects the “chain of security” and, in particular, the role of the Lloyd’s Central Fund which ensures that each syndicate is backed by capital consistent with a financial strength rating of at least that of the “Lloyds” market. These syndicates are rated under the overall rating of Lloyds. Some syndicates have their own separate rating which is higher than the floor rating.

LPT Agreement

On July 1, 1999, the Nevada legislature enacted Senate Bill 37 (SB37). The provisions of SB37 specifically stated that the Fund could take retroactive credit as an asset or a reduction of liability, amounts ceded to (reinsured with) assuming insurers with security based on discounted reserves for losses related to periods beginning before July 1, 1995, at a rate not to exceed 6%.

As a result of SB37, the Fund entered into the LPT Agreement, a retroactive 100% quota share reinsurance agreement, in a loss portfolio transfer transaction with third party reinsurers (the LPT Agreement). The LPT Agreement commenced on June 30, 1999 and will remain in effect until all claims for loss and outstanding loss under the covered policies have closed, the agreement is commuted, or terminated, upon the mutual agreement of the parties, or the reinsurer’s aggregate maximum limit of liability is exhausted, whichever occurs earlier. The LPT Agreement does not provide for any additional termination terms. The LPT Agreement substantially reduced the Fund’s exposure to losses for pre-July 1, 1995 Nevada insured risks. On January 1, 2000, our Nevada insurance subsidiary assumed all of the assets, liabilities and operations of the Fund, including the Fund’s rights and obligations associated with the LPT Agreement.

Under the LPT Agreement, the Fund initially ceded $1.525 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775 million in cash. The LPT Agreement, which ceded to the reinsurers substantially all of the Fund’s outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2 billion, excluding losses for burial and transportation expenses. As of December 31, 2008 and 2007, the estimated remaining liabilities subject to the LPT Agreement were approximately $929.6 million, and $971.7 million, respectively. Losses and LAE paid with respect to the LPT Agreement totaled approximately $447.9 million and $405.7 million through December 31, 2008 and 2007, respectively.

The reinsurers agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. The LPT Agreement required the reinsurers to each place assets supporting the payment of claims by them in individual trusts that require that collateral be held at a specified level. The level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we can require the reinsurers to contribute additional assets to maintain the required minimum level. The value of these assets as of December 31, 2008 and 2007 was $998.4 million and $838.3 million, respectively. One of the reinsurers has collateralized its obligations under the LPT Agreement by placing the stock of a publicly held corporation, with a value of $693.8 million at December 31, 2008, in a trust to secure the reinsurer’s losses of $511.3 million. The value of this collateral is therefore subject to fluctuations in the market price of such stock. The other reinsurers have placed treasury and fixed income securities in trusts to collateralize their losses.

The current reinsurers party to the LPT Agreement include ACE Bermuda Insurance Limited, XL Mid Ocean Reinsurance Company Ltd. and National Indemnity Company (NICO). The contract provides that during the term of the agreement all reinsurers need to maintain a rating of no less than “A-” as determined by A.M. Best.

Recoverability of Reinsurance

Reinsurance makes the assuming reinsurer liable to the ceding company, or original insurer, to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under such reinsurance. Therefore, we are subject to credit risk with respect to the obligations of our reinsurers. We regularly perform internal reviews of the financial strength of our reinsurers. However, if a reinsurer is unable to meet any of its obligations to our insurance subsidiaries under the reinsurance agreements, our insurance subsidiaries would be responsible for the payment of all claims and claims expenses that we have ceded to such reinsurer. We do not believe that our insurance subsidiaries are currently exposed to any material credit risk. In addition to selecting financially strong reinsurers, we continue to monitor and evaluate our reinsurers to minimize our exposure to credit risks or losses from reinsurer insolvencies. At December 31, 2008, $998.4 million was in a trust account for reinsurance related to the LPT Agreement and an additional $7.8 million was collateralized by cash or letter of credit.

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

Certain information regarding our ceded reinsurance recoverables as of December 31, 2008 for reinsurance programs incepted prior to June 30, 2008 is provided in the following table:

Reinsurer	Rating(1)		Total Paid	Total Unpaid Losses and LAE, net	Total
	(in thousands)
ACE Bermuda Insurance Limited	A	+	$1,032	$92,960	$93,992
Ace Property & Casualty Insurance Company	A	+	—	1,376	1,376
American Healthcare Indemnity Co	B	+	—	3,354	3,354
Aspen Insurance UK Limited	A		21	7,836	7,857
Continental Casualty Company	A		1,668	27,244	28,912
Everest Reinsurance Company	A	+	50	4,194	4,244
Finial Re	A	-	—	4,550	4,550
Hannover Rueckversicherung-AG	A		15	8,860	8,875
Max Bermuda, Ltd	A	-	36	4,961	4,997
Munich Reinsurance America, Inc	A	+	57	12,442	12,499
National Indemnity Company	A	++	5,675	511,281	516,956
National Union Fire Insurance Company of Pittsburgh	A		32	2,248	2,280
Odyssey America Reinsurance Corp	A		—	1,161	1,161
Paris Re S.A	A	-	11	1,590	1,601
ReliaStar Life Insurance Company	A	+	66	3,080	3,146
RSUI Indemnity Company	A		—	2,112	2,112
St. Paul Fire & Marine Insurance Company	A	+	10	5,151	5,161
Swiss Reinsurance America Company	A	+	136	16,073	16,209
Tokio Millenium Re Ltd	A	++	71	6,124	6,195
Westport Insurance Company	A	+	8	1,740	1,748
XL Reinsurance Limited	A		3,612	325,360	328,972
Lloyds Syndicates	A		—	22,707	22,707
All Other	Various		223	8,611	8,834

Total			$12,723	$1,075,015	$1,087,738

(1)	A.M. Best’s highest financial strength ratings for insurance companies are “A++” and “A+” (superior) and “A” and “A-” (excellent).

We review the aging of our reinsurance recoverables on a quarterly basis. At December 31, 2008, 4.3% of our reinsurance recoverables on paid losses were 90 days overdue.

Inter-Company Reinsurance Pooling Agreement

Our insurance subsidiaries are parties to an inter-company pooling agreement. Under this agreement, the results of underwriting operations of each company are transferred to and combined with those of the others and the combined results are then reapportioned. The allocations under the pooling agreement are as follows:

•	EICN—53%

•	ECIC—27%

•	EPIC—10%

•	EAC—10%

The pooling percentages are set forth in the inter-company pooling agreement and do not change between periods. These pooling percentages were established October 1, 2008, the effective date of the agreement, and include our newly acquired insurance subsidiaries EPIC and EAC. The allocation percentages were, in part, based upon the relative amount of unconsolidated company statutory surplus of the respective companies at the time of the agreement.

Our insurance subsidiaries rely on the capacity of the entire pool rather than just on their own capital and surplus. Transactions under the pooling agreement are eliminated on consolidation and have no impact on our consolidated GAAP financial statements.

Investments

We derive investment income from our invested assets. We invest our insurance subsidiaries’ total statutory surplus and funds to support our loss reserves and our unearned premiums. As of December 31, 2008, the total amortized cost of our investment portfolio was $1.99 billion and the fair market value of the portfolio was $2.04 billion.

We employ an investment strategy that emphasizes asset quality and considers maturities of fixed maturity securities against anticipated claim payments and expenditures or other liabilities. The amounts and types of our investments are governed by statutes and regulations in the states in which our insurance subsidiaries are domiciled. Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate duration targets to balance against anticipated future claim payments.

At December 31, 2008, our investment portfolio, which is classified as available-for-sale, was made up almost entirely of investment grade fixed maturity securities whose fair values may fluctuate due to the latest interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. As of December 31, 2008, our investments (excluding cash and cash equivalents) had a duration of 4.74. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We strive to limit credit risk by investing in a fixed maturity securities portfolio that is heavily weighted toward short-term to intermediate-term, investment grade securities rated “A” or better. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be “AA.” As of December 31, 2008, our fixed maturity securities portfolio had an average quality of “AA+,” with approximately 79.9% of the carrying value of our investment portfolio rated “AA” or better.

We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, changes in market prices of the equity securities we hold in our combined investment portfolio result in increases or decreases in our total assets. In order to minimize our exposure to equity price risk, we invest primarily in equity securities of mid-to-large capitalization issuers and seek to diversify our equity holdings across several industry sectors. Our objective during the past few years has been to reduce equity exposure as a percentage of our total portfolio by increasing our fixed maturity securities. Our investment strategy allows a maximum exposure of 20% of our total combined investment portfolio in equity securities, with our current equity allocation at 2.9% of the total portfolio at December 31, 2008. Currently, our equity position has fallen below our selected target of 6.0% due to declining market valuations and the consolidation of the AmCOMP investment portfolio into ours.

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

Prior to the acquisition, AmCOMP employed Regions Bank to act as its independent investment advisor. Regions Bank followed AmCOMP’s written investment guidelines based upon strategies approved by AmCOMP’s Board of Directors. AmCOMP’s investment portfolio consisted solely of fixed maturity securities. The portfolio held no asset-backed securities except for mortgage-backed securities. As of October 31, 2008, the date of the acquisition, the fair value of AmCOMP’s investment portfolio was $418.6 million. Subsequent to the acquisition, we consolidated the AmCOMP investment portfolio into ours, which is managed by Conning.

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

The following table shows the fair value, the percentage of the fair value to total invested assets and the tax equivalent yield based on the fair value of each category of invested assets as of December 31, 2008:

Category	Fair Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasury securities	$162,321	7.9%	4.17
U.S. Agency securities	157,092	7.7	4.69
Tax-exempt municipal securities	983,811	48.2	5.64
Corporate securities	297,316	14.6	6.30
Mortgage-backed securities	329,259	16.1	5.77
Commercial mortgage-backed securities	37,588	1.8	5.02
Asset-backed securities	17,028	0.8	4.92
Equities	58,526	2.9	3.80

Total	$2,042,941	100.0%

Weighted average yield			5.52

For securities that are redeemable at the option of the issuer and have a fair value that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a fair value that is less than par value, the maturity used for the table below is the final maturity date. For mortgage-backed securities, mortgage prepayment assumptions are utilized to project the expected principal redemptions for each security, and the maturity used in the table below is the average life based on those projected redemptions at December 31, 2008:

Remaining Time to Maturity	Fair Value	Percentage of Total Fair Value
	(in thousands except percentages)
Less than one year	$184,599	9.3%
One to five years	755,029	38.1
Five to ten years	681,553	34.3
More than ten years	363,234	18.3

Total	$1,984,415	100.0%

Information Technology

Core Systems

Policy Administration. Our primary underwriting and policy administration system, EACCESS, went into production in July 2006. EACCESS includes the base systems for underwriting evaluation, quoting, rating, policy issuance, policy servicing and endorsements and has been customized to support specific company requirements. We intend to phase out our legacy policy administration systems by 2010, including the system used by our newly acquired insurance subsidiaries, EPIC and EAC.

Claims Administration. In January 2009, we replaced the claims administration system previously used by EICN and ECIC and will migrate EPIC and EAC to this system before year-end 2009. This new system provides enhanced productivity through more efficient processing, improved management reporting and supports business rules that drive more effective claims handling.

Business Continuity/Disaster Recovery

We maintain business continuity and disaster recovery plans for our critical business functions, including the restoration of information technology infrastructure and applications. We have three data centers that act as production facilities as well as disaster recovery sites for each other. In addition, we utilize an offsite tape storage facility.

Regulation

Holding Company Regulation

Nearly all states have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Under these laws, the respective state insurance departments may examine us at any time, require disclosure of material transactions and require prior notice of, or approval for, certain transactions. All transactions within a holding company system affecting an insurer must have fair and reasonable terms and are subject to other standards and requirements established by law and regulation.

Pursuant to applicable insurance holding company laws, EICN is required to register with the Nevada DOI, ECIC is required to register with the California Department of Insurance (California DOI), and EPIC and EAC are required to register with the Florida OIR. All transactions within a holding company system affecting an insurer must have fair and reasonable terms, charges or fees for services performed must be reasonable, and the insurer’s total statutory surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to state insurance regulators is required prior to the consummation of certain affiliated and other transactions involving our insurance subsidiaries and such transactions may be disapproved by the state insurance regulators.

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

In addition, the insurance laws of California, Florida and Nevada generally require that any person seeking to acquire control of a domestic insurance company must obtain the prior approval of the insurance commissioner. Insurance laws in many states in which we are licensed contain provisions that require pre-notification to the insurance commissioner of a change in control of a non-domestic insurance company licensed in those states. “Control” is generally presumed to exist through the direct or indirect ownership of ten percent or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. Generally, other states’ insurance laws require prior notification to the insurance department of those states of a change of control of a non-domiciliary insurance company licensed to transact insurance in that state. Because we have insurance subsidiaries domiciled in California, Florida and Nevada, and are licensed in numerous other states, any future transaction that would constitute a change in control of us would generally require the party seeking to acquire control to obtain the prior approval of the California, Florida and Nevada Commissioners, and may require pre-notification of the change of control in those states that have adopted pre-notification provisions.

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. As an insurance holding company, we, as well as our insurance subsidiaries, are subject to regulation by the states in which our insurance subsidiaries are domiciled or transact business. These state agencies have broad regulatory, supervisory and administrative powers, including among other things, the power to grant and revoke licenses to transact business, license agencies, set the standards of solvency to be met and maintained, determine the nature of, and limitations on, investments and dividends, approve policy forms and rates in some states, periodically examine financial statements, determine the form and content of required financial statements, and periodically examine market conduct.

Detailed annual and quarterly financial statements, prepared in accordance with statutory accounting practices, and other reports are required to be filed with the insurance regulator in all states in which we are licensed to transact business. The California DOI, Florida OIR, and Nevada DOI periodically examine the statutory financial statements of their respective domiciliary insurance companies. California and Nevada are currently examining ECIC and EICN.

In Florida, workers’ compensation insurance companies are subject to statutes related to excessive profits. Florida excessive profits are calculated based upon a statutory formula that is applied over rolling three year periods. Workers’ compensation insurers are required to file annual excessive profit forms and to return any “Florida excessive profits” to policyholders in the form of a cash refund or credit toward future purchase of insurance.

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

Premium Rate Restrictions

Among other matters, state laws regulate not only the amounts and types of workers’ compensation benefits that must be paid to injured workers, but in some instances the premium rates that may be charged by us to insure businesses for those liabilities. For example, in some states, including Florida, Wisconsin and Idaho, workers’ compensation insurance rates are set by the state insurance regulators and are adjusted periodically. This style of rate regulation is referred to as

“administered pricing.” Some of these states allow insurance companies to file rates that deviate upwards or downwards from the benchmark rates set by the insurance regulators.

In the vast majority of states, workers’ compensation insurers have flexibility to offer rates that reflect the risk assumed by the insurer based on each employer’s profile. These states are referred to as “loss cost” states. The majority of the states in which we currently operate, including California and Nevada, are loss cost states. In loss cost states, the state first approves a set of loss costs that provide for expected loss and, in most cases, LAE payments, which are prepared by an insurance rating bureau (for example, the WCIRB in California and the NCCI in Nevada). An insurer then selects a factor, known as a loss cost multiplier, to apply to loss costs to determine its insurance rates. In these states, regulators permit pricing flexibility primarily through: (a) the selection of the loss cost multiplier; and (b) schedule rating modifications that allow an insurer to adjust premiums upwards or downwards for specific risk characteristics of the policyholder such as:

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

The ability of EHI to pay dividends on our common stock and to pay other expenses will be dependent to a significant extent upon the ability of our Nevada domiciled insurance company, EICN, and our Florida domiciled insurance company, EPIC, to pay dividends to their immediate holding company, EGI and, in turn, the ability of EGI to pay dividends to EHI.

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

EICN must give the Nevada Commissioner prior notice of any extraordinary dividends or distributions that it proposes to pay to EGI, even when such a dividend or distribution is to be paid out of available and otherwise unrestricted (unassigned) surplus. EICN may pay such an extraordinary dividend or distribution if the Nevada Commissioner either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of: (a) 10% of EICN’s statutory surplus as regards policyholders at the next preceding December 31 or (b) EICN’s statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31.

As of December 31, 2008 and 2007, EICN had positive unassigned surplus of $205.9 million and $149.0 million, respectively. In December 2007, EICN requested and received approval for an extraordinary dividend of $200.0 million from special surplus from the Nevada Commissioner. On May 15, 2008, EICN requested and received approval from the Nevada Commissioner to increase the $200.0 million extraordinary divided to $275.0 million subject to maintaining the risk-based capital (RBC) total adjusted capital of EICN above a specified level on the date of payment after giving effect to such payment. On August 18, 2008, EICN requested and received approval from the Nevada Commissioner to increase the extraordinary dividend from $275.0 million to a total of $355.0 million subject to the same terms and conditions. The additional extraordinary dividend provided capital management flexibility. As of December 31, 2008, $355.0 million in extraordinary dividends had been paid to EHI.

As the direct owner of ECIC, EICN will be the direct recipient of any dividends paid by ECIC. The ability of ECIC to pay dividends to EICN is limited by California law, which provides that absent prior approval of the California Commissioner, dividends can only be declared from earned surplus. Earned surplus as defined by California law excludes amounts: (a) derived from the net appreciation in the value of assets not yet realized; or (b) derived from an exchange of assets, unless the assets received are currently realizable in cash. In addition, California law provides that the appropriate insurance regulatory authorities in the State of California must approve (or, within a 30-day notice period, not disapprove) any dividend that, together with all other such dividends paid during the preceding 12 months, exceeds the greater of: (a) 10% of ECIC’s statutory surplus as regards policyholders at the preceding December 31; or (b) 100% of the net income for the preceding year. As of December 31, 2008 and 2007, ECIC had positive unassigned surplus of $120.2 million and $49.2 million, respectively, paid as a dividend to EICN.

The ability of ECIC to pay dividends was further limited by restrictions imposed by the California DOI in its approval of our October 1, 2008, reinsurance pooling agreement. Under that approval: (a) ECIC must initiate discussions of its business plan with the California DOI if its premium to policyholder surplus ratio exceeds 1.5 to 1; (b) ECIC will not exceed a ratio of premium to policyholder surplus of 2 to 1 without approval of the California DOI; (c) if at any time ECIC’s policyholder surplus decreases to 80% or less than the September 30, 2008 balance, ECIC shall cease issuing new policies in California but may continue to renew existing policies until it has (i) received a capital infusion to bring its surplus position to the same level as that as of September 30, 2008 and (ii) submitted a new business plan to the California DOI; (d) ECIC will maintain a RBC level of at least 350%; (e) should ECIC fail to comply with any commitments listed herein, ECIC will consent to any request by the California DOI to cease issuing new policies in California, but may continue to renew existing policies until such time that as ECIC is able to achieve full compliance with each commitment; and (f) the obligations listed shall only terminate with the written consent of the California DOI.

Under Florida law, without regulatory approval, an insurance company may not pay dividends or make other distributions of cash or property to its stockholders within a 12-month period with a total fair market value exceeding the larger of 10% of surplus as of the preceding December 31st or 100% of its prior year’s net income, not including realized capital gains, or net investment income plus a three-year carry forward. This may limit the amount of dividends that we receive from our Florida insurance subsidiaries (EPIC and EAC), which in turn may limit the amount of capital available to us for debt service, growth, dividend payments to stockholders, and other purposes. As the direct owner of EAC, EPIC will be the direct recipient of any dividends paid by EAC. The ability of EAC to pay dividends to EPIC is, in turn, limited by Florida law. As of December 31, 2008, EPIC and EAC had positive unassigned surplus of $69.0 million and $12.4 million, respectively.

Guaranty Fund Assessments

In most of the states where our insurance company subsidiaries are licensed to transact business, there is a requirement that property and casualty insurers doing business within each such state participate as member insurers in a guaranty association, which is organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premium written by member insurers.

In California, unpaid workers’ compensation liabilities from insolvent insurers are the responsibility of the California Insurance Guarantee Association (CIGA). We pass CIGA assessments on to our policyholders, via a surcharge based upon the estimated annual premium at the policy’s inception. We have received, and expect to continue to receive, these guaranty fund assessments, which are paid to CIGA based on the premiums written. As of December 31, 2008, we recorded an asset of $7.7 million for assessments paid to CIGA that includes prepaid policy surcharges still to be collected in the future from policyholders. We also write workers’ compensation insurance in other states with similar obligations as those in California. In these states, we are directly responsible for payment of the assessment. We recorded an estimate of $4.6 million and $1.1 million for our expected liability for guaranty fund assessments at December 31, 2008 and 2007, respectively. The guaranty fund assessments are expected to be paid within two years of recognition.

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

Second Injury Funds

Most states (and all of the states in which we operate) have laws that provide for second injury funds to provide compensation to injured employees for aggravation of a prior condition or injury. Their purpose is to protect employers from higher insurance costs that can occur when a subsequent injury combines with a prior disability to result in substantially increased medical or disability costs than the subsequent injury alone would have produced. This protects an employer from loss or increased insurance cost because it hires or retains an employee who has a disability. Funding is provided pursuant to individual state statutes or regulations and typically is made by assessments on insurance companies based on premiums paid, losses paid by the fund or losses paid by the insurance industry. For example, Florida has assessed an annual rate of 4.52% of net premiums written since 2000 for its second injury fund.

Pooling Arrangements

In addition, as a condition to conduct business in some states, including California, insurance companies are required to participate in mandatory workers’ compensation shared market mechanisms, or pooling arrangements, which provide workers’ compensation insurance coverage to private businesses that are otherwise unable to obtain coverage due, for example, to their prior loss experience.

Closed Block

As required by Nevada law, we established a closed block as of February 5, 2007 for the preservation of the reasonable dividend expectations of eligible members and other policyholders. Certain policies entitle the holder to receive distributions from the surplus of EICN in accordance with the terms of a dividend plan or program with respect to such policy. The closed block was created for the benefit of: (a) all policies issued by EICN that were in-force as of February 5, 2007, and that were participating pursuant to a dividend plan or program of EICN and (b) all policies that were no longer in-force as of February 5, 2007, but that were participating pursuant to a dividend plan or program of EICN, that had an inception date that was not earlier than 24 months prior to, and not later, than February 5, 2007, and for which a participating policy dividend has not been calculated, declared and paid by EICN as of February 5, 2007. The requirements for the closed block ended on February 5, 2009 and the remaining funds of approximately $1.2 million reverted to EICN.

IRIS Ratios

The Insurance Regulatory Information System (IRIS) is a system established by NAIC to provide state regulators with an integrated approach to monitor the financial condition of insurers for the purposes of detecting financial distress and preventing insolvency. IRIS identifies 13 key financial ratios based on year-end data with each ratio identified with a “usual range” of result. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

As of December 31, 2008, our insurance subsidiaries had the following ratios outside the usual range:

Company	Ratio	Usual Range	Actual Results	Reason for Unusual Results
EICN	Investment yield	6.5% to 3.0%	7.0%	EICN’s investment income increased primarily due to the payment of a dividend from ECIC.
EICN	Liabilities to liquid assets	105.0% to 0.0%	200.0%	This ratio is impacted by funds withheld, (asset and liability) under the inter-company pooling agreement.
EICN	Gross in policyholders’ surplus	50.0% to -10.0%	-43.0%	EICN’s surplus decreased due to the payment of the extraordinary dividends in the amount of $355.0 million to EHI.
EICN	Net change in adjusted policyholders’ surplus	25.0% to -10.0%	-43.0%	EICN’s surplus decreased due to the payment of the extraordinary dividends in the amount of $355.0 million to EHI.
ECIC	Liabilities to liquid assets	105.0% to 0.0%	126.0%	This ratio is impacted by funds withheld, (asset and liability) under the inter-company pooling agreement.
EPIC	Change in net premiums written	33.0% to -33.0%	-59.0%	Net premiums written decreased in connection with the commutation of the historical pooling agreement with EAC and entrance into a new pooling agreement with EICN, ECIC & EAC.
EPIC	Liabilities to liquid assets	105.0% to 0.0%	152.0%	This ratio is impacted by funds withheld, (asset and liability) under the inter-company pooling agreement.
EAC	Change in net premiums written	33.0% to -33.0%	-46.0%	Net premiums written decreased in connection with the commutation of the historical pooling agreement with EAC and entrance into a new pooling agreement with EICN, ECIC & EAC.
EAC	Investment yield	6.5% to 3.0%	1.4%

Low investment yields are due to approval and payment of inter- company surplus note interest during the year, which reduces investment income. Surplus note interest is recognized on a statutory accounting basis when approved by the Florida OIR. On a GAAP basis this expense was accrued as incurred and included in interest expense.

EAC	Liabilities to liquid assets	10.5% to 0.0%	151.0%	This ratio is impacted by funds withheld, (asset and liability) under the inter-company pooling agreement.

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

None of our insurance subsidiaries are currently subject to any action by any state insurance department with respect to the IRIS ratios described above.

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

•

The “Company Action Level” is triggered if a company’s total adjusted capital is less than 200% but greater than or equal to 150% of its RBC. At the “Company Action Level,” a company must submit a comprehensive plan to the state insurance regulator that discusses proposed corrective actions to improve its capital position. A company whose total adjusted capital is between 250% and 200% of its RBC is subject to a trend test. A trend test calculates the greater of any decrease in the margin (i.e., the amount in dollars by which a company’s adjusted capital exceeds its RBC) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year.

•

The “Regulatory Action Level” is triggered if a company’s total adjusted capital is less than 150% but greater than or equal to 100% of its RBC. At the “Regulatory Action Level,” the state insurance regulator will perform a special examination of the Company and issue an order specifying corrective actions that must be followed.

•

The “Authorized Control Level” is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 70% of its RBC, at which level the state insurance regulator may take any action it deems necessary, including placing the Company under regulatory control.

•

The “Mandatory Control Level” is triggered if a company’s total adjusted capital is less than 70% of its RBC, at which level the state insurance regulator is mandated to place the Company under its control.

At December 31, 2008, each of our insurance subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed RBC action level.

Statutory Accounting and Solvency Regulations

State regulation of insurance company financial transactions and financial condition are based on statutory accounting principles (SAP). SAP differs in a number of ways from GAAP, which governs the financial reporting of most other businesses. In general, SAP financial statements are more conservative than GAAP financial statements, reflecting lower asset balances, higher liability balances and lower equity.

State insurance regulators closely monitor the financial condition of insurance companies reflected in SAP financial statements and can impose significant financial and operating restrictions on an insurance company that becomes financially impaired under SAP guidelines. State insurance regulators generally have the power to impose restrictions or conditions on the activities of a financially impaired insurance company, including: the transfer or disposition of assets; the withdrawal of funds from bank accounts; payment of dividends or other distributions; the extension of credit or the advancement of loans; and investments of funds, as well as business acquisitions or combinations.

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

Insurance operations are also subject to various leverage tests, which are evaluated by regulators and private rating agencies. Our premium leverage ratios, also known as our premium-to-surplus ratios, as of December 31, 2008 and 2007 on a statutory combined basis, were 0.8:1 and 0.5:1, respectively, on a premiums written basis as compared to 0.7:1 for the workers’ compensation industry in 2007 as a whole.

Privacy Regulations

In 1999, the United States Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal non-public financial information. Subsequently, a majority of states adopted additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. A NAIC initiative that impacted the insurance industry in 2001 was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach- Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Our insurance subsidiaries have established policies and procedures to comply with the Gramm-Leach-Bliley-related privacy requirements.

Federal Legislative Changes

In response to the tightening of supply or unavailability of insurance and reinsurance following the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act of 2002 (2002 Act), was enacted on November 26, 2002. The principal purpose of the 2002 Act was to create a role for the Federal government in the provision of insurance for losses sustained in connection with foreign terrorism. Prior to the 2002 Act, insurance (except for workers’ compensation insurance) and reinsurance for losses arising out of acts of terrorism were largely unavailable from private insurance and reinsurance companies.

In December 2007, the Terrorism Risk Act was extended by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (TRIPRA). While the underlying structure of the 2002 Act was left intact, the 2007 extension included some adjustments. The workers’ compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from terrorism or nuclear, biological and chemical attacks. In addition, we are not able to limit our losses arising from any one catastrophe or any one claimant. Our reinsurance policies exclude coverage for losses arising out of nuclear, biological, chemical or radiological attacks. Under TRIPRA, federal protection is currently provided to the insurance industry for events, including acts of foreign and domestic terrorism, that result in an industry loss of at least $100 million. In the event of a qualifying industry loss (which must occur out of an act of terrorism certified as such by the Secretary of the Treasury), each insurance company is responsible for a deductible of 20% of direct earned premiums in the previous year, with the federal government responsible to reimburse each company for 85% of the insurer’s loss in excess of the insurer’s proportionate share of the $100 billion industry aggregate limit in any one year. Accordingly, events may not be covered by, or may result in losses exceeding the capacity of our reinsurance protection and any protection offered by the TRIPRA or any subsequent legislation.

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

Employees

In January 2009, we began implementation of a strategic restructuring plan that includes staff reductions of approximately 150 employees, or 14% of our total workforce. These reductions began in January and are anticipated to be largely completed by mid-year 2009. Those employees impacted are eligible for severance benefits and outplacement support.

As of February 13, 2009, we had 1,040 full-time employees, six of whom were executive officers. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are excellent.

Website Information

Our corporate website is located at www.employers.com, Our annual report on Form 10-K, current reports on Form 8-K and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website, free of charge, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (SEC). Our website also provides access to reports filed by our Directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, our Code of Ethics for Senior Financial Officers and charters for the standing committees of our Board of Directors are available on our website. The information on our website is not incorporated by reference into this report. The Company will provide, free of charge, a copy of the documents upon request to Investor Relations, 10375 Professional Circle, Reno, Nevada 89521-4802. In addition, the SEC maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Executive Officers of the Registrant

The following provides information regarding our senior executive officers and key employees as of February 13, 2009. No family relationships exist among our executive officers.

Name	Age(1)	Position
Douglas D. Dirks	50	President and Chief Executive Officer of Employers Holdings, Inc.
William E. Yocke	58	Executive Vice President and Chief Financial Officer of Employers Holdings, Inc.
Martin J. Welch	53	President and Chief Operating Officer of EICN, ECIC, EPIC and EAC
Lenard T. Ormsby	56	Executive Vice President, Chief Legal Officer, General Counsel and Corporate Secretary of Employers Holdings, Inc.
Ann W. Nelson	47	Executive Vice President, Corporate and Public Affairs of Employers Holdings, Inc.
John P. Nelson	46	Executive Vice President and Chief Administrative Officer of Employers Holdings, Inc.

(1)	At December 31, 2008.

Executive Officers

Douglas D. Dirks. Mr. Dirks has served as President and Chief Executive Officer of Employers Holdings, Inc., EGI and their predecessors since their creation in April 2005. He has served as Chief Executive Officer of EICN and ECIC since January 2006 and Chief Executive Officer of EPIC, EAC, EIG Services, Inc., Pinnacle Benefits, Inc. and AmSERV, Inc. since November 2008. He served as President and Chief Executive Officer of EICN from January 2000 until January 2006, and served as President and Chief Executive Officer of ECIC from May 2002 until January 2006. Mr. Dirks has served as President and Chief Executive Officer of EOH and Elite since 2002. He has been Director of Employers Holdings, Inc., EGI and their predecessors since April 2005; a Director of EICN since December 1999; EOH since 2000; EIS since August 1999; ECIC since May 2002; and a Director of EPIC, EAC, EIG Services, Inc. and AmSERV, Inc. since November 2008. Mr. Dirks was the Chief Executive Officer of the Fund from 1995 to 1999 and its Chief Financial Officer from 1993 to 1995. Prior to joining the Fund, he served in senior insurance regulatory positions and as an advisor to the Nevada Governor’s Office. He presently serves on the Board of Directors of the Nevada Insurance Guaranty Association and the Nevada Insurance Education Foundation.

William E. Yocke. Mr. Yocke has served as Executive Vice President and Chief Financial Officer of Employers Holdings, Inc. since February 2007. He has served as Executive Vice President and Chief Financial Officer for EICN and ECIC from June 2005 to February 2007. He has been Treasurer of EPIC, EAC, and the Treasurer and Chief Financial Officer for EIG Services, Inc., Pinnacle Benefits, Inc. and AmSERV, Inc. since October 31, 2008. He has also been Treasurer of Employers Holdings, Inc., EGI and their predecessors and EICN, ECIC, EOH and EIS since 2005. Mr. Yocke is a Director of EPIC, EAC, EIG Services, Inc. and Pinnacle Benefits, Inc. since October 31, 2008. Mr. Yocke has been a Director of ECIC since November 2005 and EICN since April 2007. Prior to joining the Company, Mr. Yocke was Senior Vice President for the Willis Group, a London-based risk management and insurance intermediary, from 2004 to 2005. Previously, he served as Chief Financial Officer for AVRA Insurance Company from 2002 to 2004, Director of Deloitte & Touche West Region Actuarial and Risk Management Consulting from 1996 to 2002, and Director of West Region Risk Management Consulting for Ernst & Young LLP from 1987 to 1996.

Martin J. Welch. Mr. Welch has served as a Director of Employers Holdings, Inc., EGI, and their predecessors, and EICN and ECIC since March 2006. Since October 2008, Mr. Welch has served as a Director of EPIC, EAC, EIG Services, Inc. and Pinnacle Benefits, Inc. He has also served as President and Chief Operating Officer of EICN and ECIC since January 2006 and was Senior Vice President and Chief Underwriting Officer of EICN and ECIC from September 2004 to January 2006. Since October 2008, Mr. Welch has served as President and Chief Operating Officer of EPIC and EAC. He is President of EIG Services, Inc., Pinnacle Benefits, Inc. and AmSERV, Inc. Mr. Welch has more than 25 years of experience in workers’ compensation and commercial property/casualty insurance. Prior to joining the Company, he served as Senior Vice President, National Broker Division, for Wausau Insurance Companies from January 2003 to February 2004.

Lenard T. Ormsby. Mr. Ormsby has served as Executive Vice President, General Counsel, Chief Legal Officer and Secretary of Employers Holdings, Inc. since February 2007. He was appointed Corporate Secretary to EIG in April 2005, General Counsel in October 2006 and Chief Legal Officer in November 2006. He previously served as Executive Vice President and General Counsel of EICN and ECIC from June 2002 to November 2006. He has served as Secretary or Assistant Secretary of EICN, ECIC, EOH and EIS since 2002, EGI since April 2005, and as Assistant Secretary of EPIC, EAC, Pinnacle Benefits, Inc., EIG Services, Inc. and AmSERV (and their predecessors) since November 2008. Mr. Ormsby has been a Director of ECIC since June 2004, EICN since April 2007, and EPIC, EAC, Pinnacle Benefits, Inc., EIG Services, Inc. and AmSERV (and their predecessors) since November 2008. He was Chief Operating Officer of the Fund and EICN from 1999 to June 2002 and General Counsel of the Fund from 1995 to 1999. Before joining the Fund, Mr. Ormsby was a partner in the Nevada law firm of McDonald, Carano, Wilson, McCune, Bergin, Frankovich & Hicks.

Ann W. Nelson. Ms. Nelson has served as Executive Vice President, Corporate and Public Affairs, of Employers Holdings, Inc. since February 2007. She has served as Executive Vice President, Corporate and Public Affairs, of EICN and ECIC since January 2006. Ms. Nelson served EICN as

Associate General Counsel from January through December 1999, as General Counsel from December 1999 through July 2002, Executive Vice President of Government Affairs from July 2002 through July 2004, and Executive Vice President of Strategy and Corporate Affairs from July 2004 through December 2005. Ms. Nelson’s governmental experience includes service as Legal Counsel to Nevada Governor Bob Miller from 1994 to 1999, and as a Deputy District Attorney in the Civil Division of the Washoe County District Attorney’s Office in Reno, Nevada from 1993 through 1994.

John P. Nelson. Mr. Nelson has been Executive Vice President and Chief Administrative Officer of Employers Holdings, Inc. since June 2008. He has been Senior Vice President and Chief Administrative Officer of Employers Holdings, Inc. since February 2007 and Senior Vice President and Chief Administrative Officer of EICN and ECIC since July 2004. Prior to joining the Company, he was Vice President, Human Resources & Administration for Fielding Graduate University in Santa Barbara, California from October 1993 to June 2004. Mr. Nelson has 24 years of experience in the field of Human Resources.

Key Employees

Name	Position
Paul I. Ayoub	Senior Vice President and Chief Information Officer
Stephen V. Festa	Senior Vice President and Chief Claims Officer
Jeff J. Gans	Senior Vice President and Chief Underwriting Officer
T. Hale Johnston	Senior Vice President and Regional Manager of the Pacific Region
Cynthia M. Morrison	Senior Vice President, Corporate Controller and Chief Accountant
M. Frank Pinson III	Senior Vice President and Regional Manager of the Midwest Region
David M. Quezada	Senior Vice President and General Manager of Strategic Partnerships and Alliances
Timothy J. Spear	Senior Vice President and Regional Manager of the Southeast Region
George Tway	Senior Vice President and Regional Manager of the Western Region

Item 1A. Risk Factors

Investing in our common stock involves risks. In evaluating our company, you should carefully consider the risks described below, together with all the information included in this annual report. The risks facing our company include, but are not limited to, those described below. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations, cash flows and stock price and you could lose all or part of your investment.

Risks Related to Our Business

Our liability for losses and LAE is based on estimates and may be inadequate to cover our actual losses and expenses.

We must establish and maintain reserves for our estimated losses and LAE. We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured claims that have occurred, including claims that have occurred but have not yet been reported to us. Loss reserves are estimates of the ultimate cost of individual claims based on actuarial estimation techniques, are inherently uncertain, and do not represent an exact measure of liability.

Several factors contribute to the uncertainty in establishing estimated losses, including the length of time to settle long-term, severe cases, claim cost inflation (deflation) trends and uncertainties in the long-term outcome of the 2003 and 2004 legislative reforms in California and the 2003 legislative reforms in Florida. Judgment is required in applying actuarial techniques to determine the relevance of historical payment and claim settlement patterns under current facts and circumstances. In states other than Nevada, we have a relatively short operating history and must rely on a combination of industry experience and our specific experience to establish our best estimate of losses and LAE reserves. The interpretation of historical data can be impacted by external forces, principally legislative changes, medical cost inflation, economic fluctuations and legal trends. We review our loss reserves each quarter. We may adjust our reserves based on the results of these reviews and these adjustments could be significant. Any changes in these estimates are reflected in our results of operations during the period in which they are made.

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

Our estimates of incurred losses and LAE attributable to insured events of prior years have decreased for past accident years because actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated. We refer to such decreases as favorable developments. The reductions in reserves were $71.7 million, $60.0 million, $107.1 million, $78.1 million and $37.6 million for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively. Estimates of net incurred losses and LAE are established by management utilizing actuarial indications based upon our historical and industry experience regarding claim emergence and claim payment patterns, and regarding medical cost inflation and claim cost trends, adjusted for future anticipated changes in claims-related and economic trends, as well as regulatory and legislative changes, to establish our best estimate of the losses and LAE reserves. The decrease in the prior year reserves was primarily the result of actual paid losses being less than expected, and revised assumptions used in projection of future losses and LAE payments based on more current information about the impact of certain changes, such as legislative changes, which was not available at the time the reserves were originally established. While we have had favorable developments over the past five years, the magnitude of these developments illustrates the inherent uncertainty in our liability for losses and LAE, and we believe that favorable or unfavorable developments of similar magnitude could occur in the future.

State insurance regulations in states where we operate have caused and may continue to cause downward pressure on the premiums we charge.

Our pricing decisions need to take into account the workers’ compensation insurance regulatory regime of each state in which we operate, such as regimes that address the rates that industry participants in that state may or should charge for policies. In 2008, 69.4% of our direct premiums written were generated in California. Accordingly, we are particularly affected by regulation in California and to a lesser extent in Florida and Nevada, our next largest markets.

The passage of any form of rate regulation in California could impair our ability to operate profitably in California, and any such impairment could have a material adverse effect on our financial condition and results of operations. California has recently been through a cycle of substantial rate decreases. Since 2002, three key pieces of workers’ compensation regulation reform have been enacted which reformed medical determinations of injuries or illness, established medical fee schedules, allowed for the use of medical provider panels, modified benefit levels, changed the proof needed to file claims, and reformed many additional areas of the workers’ compensation benefits and delivery system. Workers’ compensation insurers in California responded to these reforms by reducing their rates. For example, our rates in California have been reduced by 62.5% from September 2003 through December 31, 2008. These reductions in rates were in response to the legislative reforms of 2003 and 2004.

Although the California Commissioner does not set premium rates, he does adopt and publish advisory pure premium rates, which are rates that would cover expected losses but do not contain an element to cover operating expenses or profit. In November 2007, the California Commissioner recommended no overall change in pure premium rates for policies written on or after January 1, 2008. This was the first recommendation of no rate decrease by the California Commissioner since the reforms of 2003 and 2004. In October 2008, in response to a recommendation by the WCIRB to increase advisory rates by 16.0%, the California Commissioner approved a 5.0% average increase in advisory pure premium rates on new and renewal policies beginning January 1, 2009.

In “administered pricing” states, insurance rates are set by the state insurance regulators and are adjusted periodically. Rate competition is generally not permitted in these states. Of the states in which we currently operate, Florida, Wisconsin and Idaho have implemented such regulations. However, we are exposed to the risk that other states in which we operate will adopt administered pricing regulations.

In 2003, Florida enacted workers’ compensation reforms. As the impact from those reforms continue to be shown, the Florida Commissioner approved an 18.4% rate decrease for all new and renewal policies effective January 1, 2008, and an 18.6% rate decrease for all new and renewal policies effective January 1, 2009, which resulted in a cumulative effective rate decrease of 60.5% since 2003. On February 10, 2009, the Florida Commissioner approved a 6.4% increase in workers’ compensation rates to be effective April 1, 2009, for new and renewal business. This rate increase was the result of the impact of an October 2008 Florida Supreme Court decision that materially impacted the statutory caps on attorney fees that were part of the 2003 reforms.

Nevada has recently seen downward pressure on premiums. In December 2007, the Nevada Commissioner announced that the NCCI submitted a filing for an average voluntary loss cost decrease of 10.5% for new and renewal policies incepting on or after March 1, 2008, which was subsequently approved by the Nevada Commissioner. According to the Nevada Commissioner, decreasing claim frequency was cited as the primary driver of the decrease, which more than offsets increasing indemnity and medical costs per claim, the cost of living benefit adjustments that were enacted during the 2003 Legislative session and the impact of Nevada’s statutory payroll cap.

In February 2009, the Nevada Commissioner announced the approval of a filing submitted by the NCCI for an average loss cost decrease of 4.9% for new and renewal policies incepting on or after March 1, 2009.

Due to the existence of rate regulation, and the possibility of adverse changes in such regulations, we cannot assure you that our premium rates will ultimately be adequate to cover the claim payments, losses and LAE and company overhead or, in the case of states without administered pricing, that our competitors will not set their premium rates at lower rates. In such event, we may be unable to compete effectively and our business, financial condition and results of operations could be materially adversely affected.

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

Adverse economic conditions, such as those that currently exist in the financial and credit markets, could have a material adverse impact on our financial condition and results of operations.

Adverse economic conditions can significantly and adversely affect our business and profitability by:

•	leading to workforce reductions by our insureds, which would reduce payrolls upon which our premium is based;

•	requiring us to compete more vigorously on price to retain or attract business; and

•	weakening the ability of our customers to pay us on time, or at all.

Our concentrations in California, Florida and Nevada ties our performance to the business, economic, demographic and regulatory conditions in these states. Any deterioration in the conditions in these states could materially adversely affect our financial condition and results of operations.

Our business has concentrations in California, Florida and Nevada, where we generated 69.4%, 1.4% and 11.6% of our direct premiums written for the year ended December 31, 2008, respectively. Accordingly, unfavorable business, economic, demographic, competitive or regulatory conditions in these states could negatively impact our business.

The California, Florida and Nevada economies have been greatly impacted by the overall economic downturn, tightening of the credit markets and the resulting impacts on the residential real estate markets. In 2008, these states led the nation in foreclosure rates. Approximately nine percent of our business is construction related and, due to the economic slowdown, payrolls of some of our insureds have decreased. In addition, many California, Florida and Nevada businesses are dependent on tourism revenues, which are, in turn, dependent on a robust economy. The downturn in the national economy and the economies of these states, or any other event that causes deterioration in tourism in these states, could adversely impact small businesses such as restaurants that we have targeted as customers. The departure or insolvency of a significant number of small businesses from any of these states could also have a material adverse effect on our financial condition or results of operations.

We may be exposed to greater risks than those faced by insurance companies whose business is less concentrated. For example, our average premium per policy in California as of December 31, 2008 has declined by approximately 20.9% since the same time in 2007, principally as a result of rate changes, see “—State insurance regulations in states where we operate have caused and may continue to cause downward pressure on the premiums we charge.” We cannot assure you that there will not be deteriorating conditions in the states in which we have concentrations of business that could materially adversely affect our financial condition and results of operations.

Acts of terrorism and catastrophes could expose us to potentially substantial losses and, accordingly, could materially adversely impact our financial condition and results of operations.

Under our workers’ compensation policies and applicable laws in the states in which we operate, we are required to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. We would be particularly adversely affected by a terrorist act, most notably, a terrorist act affecting any metropolitan area where our policyholders have a large concentration of workers.

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

Under the TRIPRA, federal protection is currently provided to the insurance industry for events, including acts of foreign and domestic terrorism, that result in an industry loss of at least $100 million. In the event of qualifying industry loss (which must occur out of an act of terrorism certified as such by the Secretary of the Treasury), each insurance company is responsible for a deductible of 20% of direct earned premiums in the previous year, with the federal government responsible for reimbursing each company for 85% of the insurer’s loss in excess of the insurer’s loss, up to the insurer’s proportionate share of the $100 billion industry aggregate limit in any one year. Accordingly, events may not be covered by, or may result in losses exceeding the capacity of, our reinsurance protection and any protection offered by the TRIPRA or any subsequent legislation. Thus, any acts of terrorism could expose us to potentially substantial losses and, accordingly, could materially adversely affect our financial condition and results of operations.

Our operations also expose us to claims arising out of catastrophes because we may be required to pay benefits to workers who are injured in the workplace as a result of a catastrophe. Catastrophes can be caused by various unpredictable events, either natural or man-made. To date, we have not experienced catastrophic losses arising from any of these types of events. Any catastrophe occurring in the states in which we operate could expose us to potentially substantial losses and, accordingly, could have a material adverse effect on our financial condition and results of operations.

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

The property and casualty insurance industry is cyclical in nature, and is characterized by periods of so-called “soft” market conditions in which premium rates are stable or falling, insurance is readily available and insurers’ profits decline, and by periods of so-called “hard” market conditions, in which rates rise, coverage may be more difficult to find and insurers’ profits increase. According to the Insurance Information Institute, since 1970, the property and casualty insurance industry experienced hard market conditions from 1975 to 1978, 1984 to 1987 and 2001 to 2004. Although the financial performance of an individual insurance company is dependent on its own specific business characteristics, the profitability of most workers’ compensation insurance companies generally tends to follow this cyclical market pattern. Because we only offer workers’ compensation insurance, our financial condition and operations are subject to this cyclical pattern, and we have no ability to change emphasis to another line of insurance. For example, during a period when there is excess underwriting capacity in the workers’ compensation market and, therefore, lower profitability, we are unable to shift our focus to another line of insurance which is at a different stage of the insurance cycle and, thus, our financial condition and results of operations may be materially adversely affected. We believe the workers’ compensation industry is currently experiencing increased price competition and excess underwriting capacity. This results in lower rate levels and smaller profit margins.

Because of cyclicality in the workers’ compensation market, due in large part to competition, capacity and general economic factors, we cannot predict the timing or duration of changes in the market cycle. We have experienced significant increased price competition in our target markets since 2003. This cyclical pattern has in the past and could in the future adversely affect our financial condition and results of operations.

If our agreements with our principal strategic partners are terminated or we fail to maintain good relationships with them, our revenues may decline materially and our results of operations may be materially adversely affected. We are also subject to credit risk with respect to our strategic partners.

We have agreements with two principal strategic partners, ADP and Wellpoint, to market and service our insurance products through their sales forces and insurance agencies. For the year ended December 31, 2008, we generated $35.0 million of base direct premiums written through ADP and $48.0 million of base direct premiums written through Wellpoint. The base direct premiums written for ADP and Wellpoint were 10.8% and 14.9% of total base direct premiums written during 2008, respectively. Our agreement with ADP is not exclusive, and ADP may terminate the agreement without cause upon 120 days notice. Although our distribution agreements with Wellpoint are exclusive, Wellpoint may terminate its agreements with us if the rating of ECIC is downgraded and we are not able to provide coverage through a carrier with an A.M. Best financial strength rating of “B++” or better. Wellpoint may also terminate its agreements with us without cause upon 60 days’ notice. The termination of any of these agreements, our failure to maintain good relationships with our principal strategic partners or their failure to successfully market our products may materially reduce our revenues and have a material adverse effect on our results of operations if we are unable to replace the principal strategic partners with other distributors that produce comparable premiums. In addition, we are subject to the risk that our principal strategic partners may face financial difficulties, reputational issues or problems with respect to their own products and services, which may lead to decreased sales of our products and services. Moreover, if either of our principal strategic partners consolidates or aligns itself with another company or changes its products that are currently offered with our workers’ compensation insurance product, we may lose business or suffer decreased revenues.

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

A downgrade in our financial strength rating could reduce the amount of business we are able to write or result in the termination of our agreements with our strategic partners.

Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. Our insurance subsidiaries are currently assigned a group letter rating of “A-” (Excellent) from A.M. Best, which is the rating agency that we believe has the most influence on our business. This rating is assigned to companies that, in the opinion of A.M. Best, have demonstrated an excellent overall performance when compared to industry standards. A.M. Best considers “A-” rated companies to have an excellent ability to meet their ongoing obligations to policyholders. This rating does not refer to our ability to meet non-insurance obligations and is not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities.

The financial strength ratings of A.M. Best and other rating agencies are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Insurance financial strength ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors or as a recommendation to buy, hold or sell securities. Our competitive position relative to other companies is determined in part by our financial strength rating. Any downgrade in the financial strength rating of our insurance subsidiaries could adversely affect our business through the loss of existing and potential policyholders and the loss of relationships with independent agents and brokers or strategic partners.

Our strategic partner, Wellpoint, requires that we offer workers compensation coverage through a carrier rated “B++” or better by A.M. Best. We currently offer this coverage through our subsidiary, ECIC. Our inability to offer such coverage could cause a reduction in the number of policies we write, would adversely impact our relationships with our strategic partners and could have a material adverse effect on our results of operations and our financial position. If ECIC’s rating were downgraded, and we were not able to enter into an agreement to provide coverage through a carrier rated “B++” or better by A.M. Best, Wellpoint could terminate its distribution agreements with us. We cannot assure you that we would be able to enter such an agreement if our rating were downgraded.

If we are unable to obtain reinsurance on favorable terms, our ability to write new policies and to renew existing policies could be adversely affected and our financial condition and results of operations could be materially adversely affected.

Like other insurers, we manage our risk by buying reinsurance. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers a portion of insurance risk under policies it has written to another insurance company, called the reinsurer, and pays the reinsurer a portion of the premiums relating to those policies. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. We currently purchase excess of loss reinsurance. We purchase reinsurance to cover larger individual losses and aggregate catastrophic losses from natural perils and acts of terrorism, excluding nuclear, biological, chemical and radiological events.

On July 1, 2008, we entered into a new reinsurance program that is effective through July 1, 2009. The reinsurance program consists of three agreements, one excess of loss agreement and two catastrophic loss agreements. The program provides coverage up to $200.0 million per loss occurrence, subject to certain exclusions. Our loss retention for the program year beginning July 1, 2008, is $5.0 million. The coverage is subject to an aggregate loss cession limitation in the first layer ($5.0 million in excess of our $5.0 million retention) of $20.0 million. Additionally, in the second through fifth layers of our reinsurance program, our ultimate net loss shall not exceed $10 million for any one life, and we are permitted one reinstatement for each layer upon the payment of additional premium. Covered losses which occur prior to expiration or cancellation of the reinsurance program continue to be obligations of the reinsurer and subject to the other conditions in the agreement. We are responsible for these losses if the reinsurer cannot or refuses to pay, see “Item 1—Business—Reinsurance.”

The availability, amount and cost of reinsurance are all subject to market conditions and to our loss experience. We cannot be certain that our reinsurance agreements will be renewed or replaced prior to their expiration upon terms satisfactory to us. If we are unable to renew or replace our reinsurance agreements upon terms satisfactory to us, our net liability on individual risks would increase and we would have greater exposure to catastrophic losses. If this were to occur, our underwriting results would be subject to greater variability and our underwriting capacity would be reduced. As a result, these consequences could have a material adverse affect on our financial condition and results of operations.

We are subject to credit risk with respect to our reinsurers, and they may also refuse to pay or may delay payment of losses we cede to them.

Although we purchase reinsurance to manage our risk and exposure to losses, we continue to have direct obligations under the policies we write. We remain liable to our policyholders, even if we are unable to recover from our reinsurers what we believe we are entitled to receive under our reinsurance contracts. Reinsurers might refuse or fail to pay losses that we cede to them, or they might delay payment. Recently, liquidity and the availability of capital have been restricted as a result of adverse credit market conditions and concerns about the economy. Reinsurers may not have enough liquidity to make timely payments. Disruptions, uncertainty or volatility in the financial markets may limit reinsurers’ access to capital required to operate their businesses and in turn affect payments to us. Losses may not be recovered from our reinsurers until claims are paid, and in the case of long-term workers’ compensation cases, the creditworthiness of our reinsurers may change before we recover the amounts to which we are entitled. We obtained quota share reinsurance covering the losses incurred prior to July 1, 1995, and we could be liable for all of those losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers party to such transaction. At December 31, 2008, we had $1.1 billion of reinsurance recoverables for paid and unpaid losses and LAE of which only $12.7 million is currently due to us. With the exception of certain losses assumed from the Fund discussed below, these recoverables are unsecured. If we are unable to collect on our reinsurance recoverables, our financial condition and results of operations could be materially affected.

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

On January 1, 2000, our Nevada insurance subsidiary assumed all of the assets, liabilities and operations of the Fund, including losses incurred by the Fund prior to such date. Our Nevada insurance subsidiary also assumed the Fund’s rights and obligations associated with the LPT Agreement that the Fund entered into with third party reinsurers with respect to its losses incurred prior to July 1, 1995. The LPT Agreement was a retroactive 100% quota share reinsurance agreement under which the Fund initially ceded $1.525 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775 million in cash. The LPT Agreement provides coverage for losses up to $2 billion, excluding losses for burial and transportation expenses. Accordingly, to the extent that the Fund’s outstanding losses for claims with original dates of injury prior to Ju1y 1, 1995 exceed $2 billion, they will not be covered by the LPT Agreement and we will be liable for those losses to that extent. Paid losses under the LPT Agreement totaled $447.9 million through December 31, 2008. As of December 31, 2008, the estimated remaining liabilities subject to the LPT Agreement were approximately $929.6 million.

The reinsurers under the LPT Agreement agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. Accordingly, if the Nevada legislature were to increase the benefits payable for the pre-July 1, 1995 claims, we would be responsible for the increased benefit costs to the extent of the legislative increase. Similarly, if the credit rating of any of the third party reinsurers that are party to the LPT Agreement were to fall below “A-” as determined by A.M. Best or to become insolvent, we would be responsible for replacing any such reinsurer or would be liable for the claims that otherwise would have been transferred to such reinsurer. For example, in 2002, the rating of one of the original reinsurers under the LPT Agreement, Gerling dropped below the mandatory “A-” A.M. Best rating to “B+”. Accordingly, we entered into an agreement to replace Gerling with NICO at a cost to us of $32.8 million. We can give no assurance that circumstances requiring us to replace one or more of the current reinsurers under the LPT Agreement will not occur in the future, that we will be successful in replacing such reinsurer or reinsurers in such circumstances, or that the cost of such replacement or replacements will not have a material adverse effect on our results of operations or financial condition.

The LPT Agreement also required the reinsurers to each place assets supporting the payment of claims by them in individual trusts that require that collateral be held at a specified level. The collateralization level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we can require the reinsurers to contribute additional assets to maintain the required minimum level. The value of these assets at December 31, 2008 was approximately $998.4 million. If the value of the collateral in the trusts drops below the required minimum level and the reinsurers are unable to contribute additional assets, we could be responsible for substituting a new reinsurer or paying those claims without the benefit of reinsurance. One of the reinsurers has collateralized its obligations under the LPT Agreement by placing the stock of a publicly held corporation, with a value of $693.8 million at December 31, 2008, in a trust to secure the reinsurer’s obligation of $511.3 million. The value of this collateral is subject to fluctuations in the market price of such stock. The other reinsurers have placed treasury and fixed income securities in trusts to collateralize their obligations.

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

The market for workers’ compensation insurance products is highly competitive. Competition in our business is based on many factors, including premiums charged, services provided, financial ratings assigned by independent rating agencies, speed of claims payments, reputation, policyholder dividends, perceived financial strength and general experience. In some cases, our competitors offer lower priced products than we do. If our competitors offer more competitive premiums, dividends or payment plans, services or commissions to independent agents, brokers and other distributors, we could lose market share or have to reduce our premium rates, which could adversely affect our profitability. We compete with regional and national insurance companies, professional employer organizations, third-party administrators, self-insurance funds and state insurance funds. Our main competitors in each of the states in which we currently operate vary from state to state but are usually those companies that offer a full range of services in underwriting, loss control and claims. We compete on the basis of the services that we offer to our policyholders and on ease of doing business rather than solely on price. Our principal competitors include the California State Compensation Fund, AIG, Bershire Hathaway Insurance Group, Nevada Contractors Group, Zenith National Insurance Company and Liberty Mutual Insurance Companies.

Many of our competitors are significantly larger and possess greater financial, marketing and management resources than we do. Some of our competitors, including the California State Compensation Insurance Fund, benefit financially by not being subject to federal income tax. Intense competitive pressure on prices can result from the actions of even a single large competitor. Competitors with more surplus than us have the potential to expand in our markets more quickly than we can. Additionally, greater financial resources permit an insurer to gain market share through more competitive pricing, even if that pricing results in reduced underwriting margins or an underwriting loss. Many of our competitors are multi-line carriers that can price the workers’ compensation insurance that they offer at a loss in order to obtain other lines of business at a profit. If we are unable to compete effectively, our business and financial condition could be materially adversely affected.

Adverse capital and credit market conditions could significantly and adversely affect the value of our investment portfolio, our profitability and financial condition.

The capital markets experienced extreme volatility, uncertainty and disruption throughout 2008. As an insurer, we have a substantial investment portfolio, comprised principally of debt securities. Government monetary policy can significantly and adversely affect the value of our investment portfolio, our profitability, and financial condition by:

•

significantly reducing the value of the debt securities we hold in our investment portfolio, creating net realized capital losses as other-than-temporary declines occur, resulting in reductions to net income or net unrealized capital losses that could reduce our stockholders’ equity;

•	reducing interest rates on high quality short-term debt securities, thereby materially reducing our net investment income; and

•

making valuation of certain investment securities difficult, potentially leading to significant period-to-period changes in our estimates of fair values, which could result in significant period-to-period volatility in our net income and stockholders’ equity.

If we are unable to realize our investment objectives, our financial condition and results of operations may be materially adversely affected.

Investment income is an important component of our revenue and net income. As of December 31, 2008, our investment portfolio, excluding cash and cash equivalents, had a fair value of $2.04 billion. For the year ended December 31, 2008, we had $78.1 million of net investment income. Our investment portfolio is managed by an independent asset manager that operates under investment guidelines approved by our Board of Directors. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks that are beyond our control, including risks related to general economic conditions, interest rate fluctuations and market volatility. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. For example, general economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts. These and other factors affect the capital markets and, consequently, the value of our investment portfolio.

The outlook for our investment income is dependent on the future direction of interest rates, maturity schedules and cash flow from operations that is available for investment. The fair values of fixed maturity securities that are “available-for-sale” fluctuate with changes in interest rates and cause fluctuations in our stockholders’ equity. Any significant decline in our investment income as a result of falling interest rates, deterioration in the credit of companies in which we have invested, decreased dividend payments or general market conditions could have an adverse effect on our net income and, as a result, on our stockholders’ equity and policyholders’ surplus.

We rely on our information technology and telecommunication systems, and the failure of these systems could materially and adversely affect our business.

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, administer and make payments on claims, facilitate collections, and, to automatically underwrite and administer the policies we write. EACCESS®, our main underwriting and policy administration system, includes the base systems for underwriting evaluation, quoting, rating, policy issuance and servicing, and endorsements. This system, along with our other systems, enables us to perform actuarial and other modeling functions necessary for underwriting and rate development. The failure of any of our systems, including due to a natural catastrophe, or the termination of any third-party software licenses upon which any of these systems is based, could interrupt our operations or materially impact our ability to evaluate and write new business. As our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service or compromise our ability to pay claims in a timely manner, which could have a material adverse effect on our business.

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

We are subject to extensive regulation by the insurance regulatory agencies in each state in which our insurance subsidiaries are licensed, most significantly by the insurance regulators in the states of California, Florida and Nevada, in which our insurance subsidiaries are domiciled. These state agencies have broad regulatory powers designed primarily to protect policyholders and their employees, not stockholders or other investors. Regulations vary from state to state, but typically address or include:

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the types of terms that we can include in the insurance policies we offer;

•	mandates that may affect wage replacement and medical care benefits paid under the workers’ compensation system;

•	requirements for the handling and reporting of claims;

•	procedures for adjusting claims, which can affect the cost of a claim;

•	restrictions on the way rates are developed and premiums are determined;

•	the manner in which agents may be appointed;

•	establishment of liabilities for unearned premiums, unpaid losses and LAE and other purposes;

•	limitations on our ability to transact business with affiliates;

•	mergers, acquisitions and divestitures involving our insurance subsidiaries;

•	licensing requirements and approvals that affect our ability to do business;

•	compliance with all applicable medical privacy laws;

•	potential assessments for the settlement of covered claims under insurance policies issued by impaired, insolvent or failed insurance companies; and

•	the amount of dividends that our insurance subsidiaries may pay to EGI and, in turn, the ability of EGI to pay dividends to EHI.

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

The NAIC has developed a system to test the adequacy of statutory capital, known as RBC, which has been adopted by all of the states in which we operate. This system establishes the minimum amount of capital and surplus calculated in accordance with statutory accounting principles necessary for an insurance company to support its overall business operations. It identifies insurers that may be inadequately capitalized by looking at the inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. The need to maintain our risk-based capital levels may prevent us from expanding our business or meeting strategic goals in a timely manner. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiaries to maintain regulatory authority to conduct our business, see “Item 1—Business—Regulation—IRIS Ratios.”

The federal government does not directly regulate the business of insurance; however, the current financial crisis has created some support for federal oversight. We cannot predict whether such federal oversight will be adopted, or what impact such oversight would have on our business, financial condition or results of operations.

The extensive regulation of our business may affect the cost or demand for our products and may limit our ability to obtain rate increases or to take other actions that we might pursue to increase our profitability. In addition, we may be unable to maintain all required approvals or comply fully with the wide variety of applicable laws and regulations, which are subject to amendment. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations or interpretations by regulatory authorities could impact our operations, require us to bear additional costs of compliance and impact our profitability.

We are a holding company with no direct operations. We depend on the ability of our subsidiaries to transfer funds to us to meet our obligations, and our insurance subsidiaries’ ability to pay dividends to us is restricted by law.

EHI is a holding company that transacts substantially all of its business through operating subsidiaries. Its primary assets are the shares of stock of our operating subsidiaries. The ability of EHI to meet obligations on outstanding debt, to pay stockholder dividends and to make other payments depends on the surplus and earnings of our subsidiaries and their ability to pay dividends or to advance or repay funds, and upon the ability of our insurance subsidiaries, EICN and EPIC, to pay dividends to EGI and, in turn, the ability of EGI to pay dividends to EHI.

Payments of dividends by our insurance subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future, see “Item 1—Business—Regulation—Financial, Dividend and Investment Restrictions.” As a result, we may not be able to receive dividends from these subsidiaries and we may not receive dividends in the amounts necessary to meet our obligations or to pay dividends on our common stock.

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

An example of the impact from a judicial decision occurred in October 2008 when the Florida Supreme Court ruled in the case Emma Murray vs. Mariner Health Inc. and Ace USA that attorneys who represent injured workers are entitled to “reasonable” fees. This decision materially impacted the statutory caps on attorney fees that were part of the 2003 reforms. As a result of this decision, the NCCI recommended an increase in overall Florida workers compensation costs of 18.6%. However, the Florida Commissioner only approved a 6.4% rate increase effective April 1, 2009 for new and renewal business.

Administrative proceedings or legal actions involving our insurance subsidiaries could have a material adverse effect on our business, financial condition or results of operations.

Our insurance subsidiaries are involved in various administrative proceedings and legal actions in the normal course of their insurance operations. Our subsidiaries have responded to the actions and intend to defend against these claims. These claims concern issues including eligibility for workers’ compensation insurance coverage or benefits, the extent of injuries, wage determinations and disability ratings. Adverse decisions in multiple administrative proceedings or legal actions could require us to pay significant amounts in the aggregate or to change the manner in which we administer claims, which could have a material adverse effect on our financial condition and results of operations.

Our operations are dependent on obtaining adequate or additional capital on favorable terms, including from writing new business and establishing premium rates and reserve levels sufficient to cover losses. Continuing adverse financial market conditions could significantly affect our ability to meet liquidity needs, including our access to capital and our cost of capital, including capital that may be required by our subsidiaries.

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

The capital and credit markets have recently been experiencing extreme volatility and disruption that have negatively impacted market liquidity conditions. Recently, this volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. Continuing disruptions, uncertainty or volatility in the financial markets may limit our access to capital required to operate our business, replace maturing debt obligations or access the capital necessary to grow our business. As a result, we may be forced to delay raising capital or be unable to raise capital on favorable terms, or at all, which could decrease our profitability, significantly reduce our financial flexibility and cause rating agencies to reevaluate our financial strength ratings.

In the event current sources of liquidity, including internal sources, do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as general market conditions, the overall availability of credit to the financial services industry and our credit ratings and credit capacity. If our internal sources of liquidity prove to be insufficient, we may not be able to successfully obtain additional financing on favorable terms, or at all. If current levels of market disruption and volatility continue or worsen, the inability to access capital could have a material adverse affect on our financial condition and results of operations.

Our business is largely dependent on the efforts of our management because of its industry expertise, knowledge of our markets and relationships with the independent agents and brokers that sell our products. The loss of any members of our management team could disrupt our operations and have a material adverse affect on our ability to execute on our strategies.

Our success depends in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting personnel and other skilled employees who are knowledgeable about our business. The current success of our business is dependent in significant part on the efforts of Douglas D. Dirks, our president and chief executive officer, Martin J. Welch, the president and chief operating officer of our insurance subsidiaries, and William E. Yocke, our executive vice president and chief financial officer. Many of our regional and local officers are also critical to our operations because of their industry expertise, knowledge of our markets and relationships with the independent agents and brokers who sell our products. We have entered into employment agreements with certain of our key executives. Currently, we do not maintain key man life insurance for our executives or senior management team. If we were to lose the services of members of our management team or key regional or local officers, we may be unable to find replacements satisfactory to us and our business. As a result, our operations may be disrupted and our financial performance may be adversely affected.

Assessments and other surcharges for guaranty funds, second injury funds and other mandatory pooling arrangements may reduce our profitability.

Most states require insurance companies licensed to do business in their state to bear a portion of the unfunded obligations of impaired or insolvent insurance companies. These obligations are funded by assessments, which can be expected to continue in the future in the states in which we operate. Assessments are levied by guaranty associations within the state, up to prescribed limits, on all insurers doing business in that state on the basis of the proportionate share of the premiums written by insurers doing business in that state in the lines of business in which the impaired, insolvent or failed insurer is engaged. Maximum contributions required by law in any one state in which we currently offer insurance vary between 0.2% and 2.0% of premiums written. We recorded an estimate of $4.6 million and $1.1 million for our expected liability for guaranty fund assessments at December 31, 2008 and 2007, respectively. The assessments levied on us may increase as we increase our premiums written or if we write business in additional states. In some states, we receive a credit against our premium taxes for guaranty fund assessments. The effect of these assessments or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

Most states (and all of the states in which we operate) have laws that provide for second injury funds to provide compensation to injured employees for aggravation of a prior condition or injury. Their purpose is to protect employers from higher insurance costs that can occur when a subsequent injury combines with a prior disability to result in substantially increased medical or disability costs than the subsequent injury alone would have produced. This protects an employer from loss or increased insurance cost because it hires or retains an employee who has a disability. Funding is provided pursuant to individual state statutes or regulations, and typically is made by assessments on insurance companies based on premiums paid, losses paid by the fund, losses paid by the insurance industry. For example, Florida has assessed an annual rate of 4.52% of net premiums written since 2000 for its second injury fund.

Further, as a condition to conducting business in some states, insurance companies are required to participate in mandatory worker’s compensation shared market mechanisms, or pooling arrangements. These arrangements provide workers’ compensation insurance coverage to businesses that are otherwise unable to obtain coverage due, for example, to their prior loss experience. Although we price our product to account for the obligations that we may have under these pooling arrangements, we may not be successful in estimating our liability for these obligations. Accordingly, our prices may not fully account for our liabilities under pooling arrangements, which may cause a decrease in our profits. Further, insolvency of other insurance companies in these pooling arrangements would likely increase the liability of other members in the pool. The effect of these assessments and mandatory shared market mechanisms or changes in them could reduce our profitability or limit our ability to grow our business.

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

In addition, the stock market has experienced significant volatility that often has been unrelated or disproportionate to the operating performance of companies whose shares are traded. These market fluctuations could adversely affect the price of our common stock, regardless of our actual operating performance. As a result, the trading price of shares of our common stock may decrease and you may not be able to sell your shares at or above the price you paid to purchase them.

Insurance laws of Nevada and other applicable states, certain provisions of our charter documents and Nevada corporation law could prevent or delay a change of control and could also adversely affect the market price of our common stock.

Under Nevada insurance law and our amended and restated articles of incorporation that became effective upon completion of the conversion, for a period of five years following February 5, 2007 or, if earlier, until such date as we no longer directly or indirectly own a majority of the outstanding voting stock of EICN, no person may directly or indirectly acquire or offer to acquire in any manner beneficial ownership of 5% or more of any class of our voting securities without the prior approval of the Nevada Commissioner, see “Item 1—Business—Regulation—Change of Control.”

Additionally, we have insurance subsidiaries domiciled in California and Florida. The insurance laws of California and Florida require prior approval from the California DOI and the Florida OIR for any change of control of the subsidiary domiciled in their respective states. Insurance laws in many other states also contain provisions that require pre-notification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. “Control” is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. Because we have insurance subsidiaries domiciled California, Florida and Nevada and are licensed in numerous other states, any future transaction that would constitute a change in control of us would generally require the party acquiring control to obtain the prior approval of the California Commissioner, Florida Commissioner and the Nevada Commissioner and may require pre-notification in those states that have adopted pre-notification provisions upon a change of control. Obtaining these approvals may result in a material delay of, or deter, any such transaction. These laws may discourage potential acquisition proposals or tender offers, and may delay, deter or prevent a change of control, even if the acquisition proposal or tender offer is at a premium over the then current market price for our common stock and beneficial to our stockholders.

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

These provisions may make it difficult for stockholders to replace directors and could have the effect of discouraging a future takeover attempt which is not approved by our Board of Directors, but which stockholders might consider favorable. Additionally, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock.

We have outstanding indebtedness, which could impair our financial strength ratings and adversely affect our ability to react to changes in our business and fulfill our debt obligations.

Our indebtedness could have significant consequences, including:

•	making it more difficult for us to satisfy our obligations;

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, debt service requirements, the execution of our business strategy, acquisitions and other purposes;

•	affecting the way we manage our business due to the restrictive debt covenants;

•	requiring us to provide collateral which restricts our use of funds;

•	requiring us to dedicate a portion of our cash flow from operations to pay principal and interest on our debt, which would reduce the funds available to us for other purposes; and

•	making us more vulnerable to adverse changes in general economic and industry conditions, and limiting our flexibility to plan for, and react quickly to, changing conditions.

Risk Related to Our Acquisition

We may experience difficulty in integrating the operations of AmCOMP and we may not realize the anticipated benefits of the acquisition.

The expansion of our business and operations resulting from the acquisition of AmCOMP may strain our administrative, operational and financial resources. The successful integration of AmCOMP into our operations will require, among other things, the retention and assimilation of its key management, sales and other personnel; the adaptation of technology, information systems and other processes, including internal controls, and the retention and transition of policyholders, agents and brokers. Unexpected difficulties could result in increased expenses and the diversion of substantial time, effort and attention of management from our existing business. The integration process could create a number of potential challenges and adverse consequences for us, including the possible unexpected loss of key employees, agents and brokers, a loss of sales or an increase in other operating costs. We may not be able to manage the combined operation effectively or realize any of the expected synergies and cost savings from the AmCOMP acquisition. These challenges and uncertainties could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in leased premises in Reno, Nevada. In addition to serving as our corporate headquarters, it also serves as a branch office providing services in marketing, loss control and claims and underwriting related support. As of February 1, 2009, we leased 341,192 square feet of total office space in 14 states. Details of our significant locations are included in the following table:

Location	Square Feet
Corporate Offices:
Reno, Nevada	79,533
Branch Offices:
Glendale, California	50,373
Henderson, Nevada	44,953
North Palm Beach, Florida	32,536
San Francisco, California	23,342
Newbury Park, California	15,724
Other office space leases	94,731

In addition, we own a 15,120 square foot building in Carson City, Nevada, which is used as a storage facility.

We believe that our existing office space is adequate for our current needs and we will continue to enter into new lease agreements to address future space requirements, as necessary.

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

During the quarter ended December 31, 2008, no matters were submitted to a vote of stockholders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock has been listed on the New York Stock Exchange (NYSE) under the symbol “EIG” since our initial public offering on January 31, 2007. Prior to that time, there was no public market for our common stock.

The table below sets forth the reported high and low sales prices for our common stock for each quarterly period as reported by the NYSE during the last two fiscal years.

2007	High	Low
First quarter (January 31—March 31)	$23.85	$18.00
Second quarter	22.64	19.16
Third quarter	21.36	16.07
Fourth quarter	21.72	15.62

2008	High	Low
First quarter	$18.69	$15.13
Second quarter	20.75	17.23
Third quarter	20.62	15.86
Fourth quarter	17.50	10.08

There were approximately 2,022 holders of record as of February 20, 2009.

Limitations on Acquisitions of Common Stock

Under Nevada insurance law and our amended and restated articles of incorporation that became effective on completion of the conversion, for a period of five years following February 5, 2007 or, if earlier, until such date as Employers Holdings no longer directly or indirectly owns a majority of the outstanding voting stock of EICN, no person may directly or indirectly acquire or offer to acquire in any manner beneficial ownership of five percent or more of any class of voting securities of Employers Holdings, Inc. without the prior approval by the Nevada Commissioner of an application for acquisition under Section 693A.500 of the Nevada Revised Statutes. Under Nevada insurance law, the Nevada Commissioner may not approve an application for such acquisition unless the Commissioner finds that: (a) the acquisition will not frustrate the plan of conversion as approved by our members and the Commissioner; (b) our Board of Directors has approved the acquisition or extraordinary circumstances not contemplated in the plan of conversion have arisen which would warrant approval of the acquisition; and (c) the acquisition is consistent with the purpose of relevant Nevada insurance statutes to permit conversions on terms and conditions that are fair and equitable to the members eligible to receive consideration. Accordingly, as a practical matter, any person seeking to acquire us within five years after February 5, 2007 may only do so with the approval of our Board of Directors of EICN. Furthermore, any person or entity who individually or together with an affiliate (as defined by applicable law) seeks to directly or indirectly acquire in any manner, at any time, beneficial ownership of 5% or more of any class of our voting securities will be subject to certain requirements, including the prior approval of the proposed acquisition by certain state insurance regulators, depending upon the circumstances involved. Any such acquisition without prior satisfaction of applicable regulatory requirements may be deemed void under state law.

Stockholder Dividends

Our Board of Directors authorized the payment of a quarterly dividend of $0.06 per share of common stock to our stockholders of record beginning in the second quarter of 2007. Any determination to pay additional or future dividends will be at the discretion of our Board of Directors and will be dependent upon:

•

the surplus and earnings of our subsidiaries and their ability to pay dividends and/or other statutorily permissible payments to us, in particular the ability of EICN and EPIC to pay dividends to EGI and, in turn, the ability of EGI to pay dividends to EHI;

•	our results of operations and cash flows;

•	our financial position and capital requirements;

•	general business conditions;

•	any legal, tax, regulatory and contractual restrictions on the payment of dividends; and

•	any other factors our Board of Directors deems relevant.

Following is a summary of dividends paid to stockholders by EHI:

Dividends Declared	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007	$—	$0.06	$0.06	$0.06
2008	$0.06	$0.06	$0.06	$0.06

On February 25, 2009, the Board of Directors declared a $0.06 dividend per share, payable March 25, 2009, to stockholders of record on March 11, 2009. There can be no assurance that we will declare and pay any additional or future dividends.

Shares Issued that were Exempt from Registration

As consideration for our eligible members who elected to receive shares of our common stock rather than cash in the conversion from a mutual insurance holding company to a stock company on March 9, 2007, we issued 22,765,407 shares of our common stock to these members in reliance upon the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended. Prior to the issuance, we obtained a “no action” letter from the SEC indicating that the SEC’s Division of Corporation Finance would not recommend an enforcement action to the Commission if we undertook the issuance of these shares.

Issuer Purchases of Equity Securities

The following table summarizes the repurchase of our common stock for the year ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program(2)
				(millions)
March 17, 2008—March 31, 2008	56,000	$17.75	56,000	$99.0
April 1, 2008—April 30, 2008	109,300	18.27	165,300	97.0
May 1, 2008—May 31, 2008	105,000	18.85	270,300	95.0
June 1, 2008—June 30, 2008	105,000	19.29	375,300	93.0
July 1, 2008—July 31, 2008	219,895	17.27	595,195	89.2
August 1, 2008—August 31, 2008	141,500	17.38	736,695	86.7
September 1, 2008—September 30, 2008	50,100	17.97	786,795	85.8

Total 2008 Repurchases	786,795	17.99

(1)	Includes fees and commissions paid on stock repurchases.

(2)

On February 21, 2008, the Board of Directors authorized a stock repurchase program of up to $100.0 million of our common stock through June 30, 2009. On February 25, 2009, the Board of Directors extended this program through December 31, 2009. The shares may be repurchased from time to time at prevailing market prices in the open market and subject to market conditions and other factors. We suspended the share repurchase program in September 2008, due to the credit conditions in the financial markets. There can be no assurance that we will complete any additional repurchase of our common stock pursuant to the program in the future.

Equity and Incentive Plan

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2008. The Company does not have any plans not approved by the stockholders. The plan is discussed further in Note 15 in the Notes to our Consolidated Financial Statements which are included herein.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding warrants and rights	(c) Number of securities remaining available for future issuance under compensation plans (excluding securities) reflected in column
Equity compensation plans approved
by stockholders	1,357,776	$18.18	2,247,762
Equity compensation plans not approved by stockholders	—	—	—

Total	1,357,776	$18.18	2,247,762

Performance Graph

The following graph compares the cumulative total return on $100 invested in the common stock of EHI for the period commencing on January 31, 2007, and ending on December 31, 2008 with the cumulative total return on $100 invested in each the Standard and Poor’s 500 Index (S&P 500) and the Standard and Poor’s 500 Property-Casualty Insurance Index (S&P PC). The closing market price for our common stock at December 31, 2008 was $16.50.

Employers Holdings, Inc.

	Cumulative Total Return
	Employers Holdings, Inc.	S&P 500	S&P 500 P&C Insurance Index
1/31/07(1)	$100.00	$100.00	$100.00
6/30/07	106.66	105.36	104.74
12/31/07	84.47	103.92	89.85
6/30/08	105.35	91.54	65.47
12/31/08	84.62	65.47	63.43

(1)	Our common stock has been listed on the NYSE since our initial public offering on January 31, 2007.

Item 6. Selected Financial Data

The following selected historical consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. The selected historical financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The selected historical financial data as of December 31, 2006, 2005 and 2004 and for the year ended December 31, 2005 and 2004 have been derived from our audited consolidated financial statements and related notes thereto not included in this Form 10-K. This historical financial data includes all adjustments, consisting of normal recurring adjustments that management considers necessary for a fair presentation of our financial position and results of operations for the periods presented. These historical results are not necessarily indicative of results to be expected in any future period.

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

	Year Ended December 31,
	2008(1)	2007	2006	2005	2004
	(in thousands, except per share amounts and ratios)
Income Statement Data
Revenues:
Net premiums earned	$328,947	$346,884	$392,986	$438,250	$410,302
Net investment income	78,062	78,623	68,187	54,416	42,201
Realized (losses) gains on investments	(11,524)	180	54,277	(95)	1,202
Other income	1,293	4,236	4,800	3,915	2,950

Total revenues	396,778	429,923	520,250	496,486	456,655
Expenses:
Losses and loss adjustment expense	136,515	143,302	129,755	211,688	229,219
Commission expense	43,618	44,336	48,377	46,872	55,369
Underwriting and other operating expenses	102,459	91,399	87,826	69,934	65,492
Interest expense	2,135	—	—	—	—

Total expenses	284,727	279,037	265,958	328,494	350,080

Net income before income taxes	112,051	150,886	254,292	167,992	106,575
Income taxes	10,266	30,603	82,722	30,394	11,008

Net income	$101,785	$120,283	$171,570	$137,598	$95,567

Earnings per common share(2)
Basic	$2.07	$2.19	—	—	—
Diluted	2.07	2.19	—	—	—
Pro forma earnings per common share
—basic and diluted—(2)		$2.32	$3.43	$2.75	$1.91

	Year Ended December 31,
	2008(1)	2007	2006	2005	2004
	(in thousands, except per share amounts and ratios)
Selected Operating Data
Gross premiums written(3)	$322,922	$350,696	$401,756	$458,671	$437,694
Net premiums written(4)	312,847	338,569	387,184	439,721	417,914
Losses and LAE ratio(5)	41.5%	41.3%	33.0%	48.3%	55.9%
Commission expense ratio(6)	13.3	12.8	12.3	10.7	13.5
Underwriting and other operating expenses ratio(7)	31.1	26.3	22.3	16.0	16.0
Combined ratio(8)	85.9	80.4	67.7	75.0	85.4
Net income before impact of LPT Agreement(9)(10)(11)	$83,364	$102,249	$152,197	$93,842	$72,824
Earnings per common share before impact of LPT(11)
Basic	$1.69
Diluted	1.69
Pro forma earnings per common share—basic and Diluted—before impact of LPT(2)(11)	—	$1.98	$3.04	$1.88	$1.46
Dividends declared	$0.24	0.18	—	—	—

	As of December 31,
	2008(1)		2007		2006		2005		2004
	(in thousands, except ratios)
Balance Sheet Data
Cash and cash equivalents	$202,893		$149,703		$79,984		$61,083		$60,414
Total investments	2,042,941		1,726,280		1,715,673		1,595,771		1,358,228
Reinsurance recoverable on paid and unpaid losses	1,087,738		1,061,551		1,107,900		1,151,166		1,206,612
Total assets	3,756,713		3,191,228		3,195,725		3,094,229		2,935,686
Unpaid losses and loss adjustment expense	2,506,478		2,269,710		2,307,755		2,349,981		2,284,542
Deferred reinsurance gain—LPT Agreement(9)(10)	406,581		425,002		443,036		462,409		506,166
Total liabilities	3,311,985		2,811,775		2,891,948		2,949,622		2,925,936
Total equity	444,728		379,453		303,777		144,607		9,750
Other Financial and Ratio Data
Total equity including deferred reinsurance gain LPT Agreement(9)(10)(12)	$851,309		$804,455		$746,813		$607,016		$515,916
Total statutory surplus(13)	577,756		697,714		640,479		530,612		430,676
Net Premiums written to total statutory surplus ratio(14)	0.81	x	0.49	x	0.60	x	0.83	x	0.97	x

(1)

The income statement data for the year ended December 31, 2008, includes the operating results of AmCOMP from November 1, 2008 through December 31, 2008. The balance sheet data as of December 31, 2008, includes the assets and liabilities acquired from AmCOMP (see Note 4 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report).

(2)

For 2007, the pro forma earnings per common share—basic—was calculated using the net income for the 12 months ended December 31, 2007, as presented on the accompanying consolidated statements of income. The weighted average shares outstanding was calculated using those shares available to eligible members in the conversion, or 50,000,002 shares, for the period prior to the IPO, and the actual weighted shares outstanding for the period after the IPO. Earnings per common share—diluted—is based on the pro forma weighted shares outstanding—basic—adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares that could have been purchased from the proceeds of the potentially dilutive shares. The Company’s outstanding options have been excluded in computing the diluted earnings per share for the pro forma year ended December 31, 2007, because their inclusion would be anti-dilutive. Although there were 8,665 dilutive potential common shares at December 31, 2007, they did not impact the pro forma earnings per share number as shown. (See Note 19 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.)

For the years 2006 and prior, the pro forma earnings per common share—basic and diluted—is presented to depict the impact of our conversion described above, as prior to the conversion we did not have any outstanding common shares. The pro forma earnings per common share—basic and diluted—was computed using only the shares of the our common stock issued to eligible members in the conversion (50,000,002), and does not include any shares issued to new investors in connection with the our initial public offering or the impact of the cash elections made by eligible members. We had no common stock equivalents outstanding for the periods presented prior to 2007 that would create a dilutive effect on pro forma earnings per share.

(3)

Gross premiums written is the sum of both direct premiums written and assumed premiums written before the effect of ceded reinsurance and the intercompany pooling agreement. Direct premiums written are the premiums on all policies our insurance subsidiaries have issued during the year. Assumed premiums written are premiums that our insurance subsidiaries have received from any authorized state-mandated pools and a previous fronting facility. (See Note 10 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.)

(4)

Net premiums written is the sum of direct premiums written and assumed premiums written less ceded premiums written. Ceded premiums written is the portion of direct premiums written that we cede to our reinsurers under our reinsurance contracts. (See Note 10 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.)

(5)	Losses and LAE ratio is the ratio (expressed as a percentage) of losses and LAE to net premiums earned.

(6)	Commission expense ratio is the ratio (expressed as a percentage) of commission expense to net premiums earned.

(7)	Underwriting and other operating expenses ratio is the ratio (expressed as a percentage) of underwriting and other operating expenses to net premiums earned.

(8)	Combined ratio is the sum of the losses and LAE ratio, the commission expense ratio and the underwriting and other operating expenses ratio.

(9)

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

(10)

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

(11)

We define net income before impact of LPT Agreement as net income less: (a) amortization of deferred reinsurance gain—LPT Agreement and (b) adjustments to LPT Agreement ceded reserves. For 2006 and prior, we define pro forma earnings per share—basic and diluted—before impact of the LPT Agreement as net income before impact of the LPT Agreement divided by the common shares issued in our conversion (50,000,002). These are not measurements of financial performance under GAAP and should not be considered in isolation or as an alternative to any other measure of performance derived in accordance with GAAP.

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

The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the periods presented:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Net income	$101,785	$120,283	$171,570	$137,598	$95,567
Less: Impact of LPT Agreement:
Amortization of deferred reinsurance gain—LPT Agreement	18,421	18,034	19,373	16,891	20,296
Adjustment to LPT Agreement ceded reserves(a)	—	—	—	26,865	2,447

Net Income before impact of LPT
Agreement	$83,364	$102,249	$152,197	$93,842	$72,824

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

(12)

We define total equity including deferred reinsurance gain—LPT Agreement as total equity plus deferred reinsurance gain—LPT Agreement. Total equity including deferred reinsurance gain—LPT Agreement is not a measurement of financial position under GAAP and should not be considered in isolation or as an alternative to total equity or any other measure of financial health derived in accordance with GAAP.

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

The table below shows the reconciliation of total equity to total equity including deferred reinsurance gain—LPT Agreement for the periods presented:

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Total equity	$444,728	$379,453	$303,777	$144,607	$9,750
Deferred reinsurance gain—LPT Agreement	406,581	425,002	443,036	462,409	506,166

Total equity including deferred reinsurance gain—LPT Agreement	$851,309	$804,455	$746,813	$607,016	$515,916

(13)

Total statutory surplus represents the total consolidated surplus of EICN and EPIC, including their wholly-owned subsidiaries ECIC and EAC, respectively, our insurance subsidiaries, prepared in accordance with the accounting practices of the NAIC, as adopted by California, Florida or Nevada, as the case may be. (See Note 16 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.)

(14)	Net premiums written to total statutory surplus ratio is the ratio of our insurance subsidiaries’ annual net premiums written to total statutory surplus.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in Item 8 and Item 15 of this report. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties and other factors described in Item 1A of this report. Our actual results in future periods may differ from those referred to herein due to a number of factors, including the risks described in the sections entitled “Risk Factors” and “Forward-Looking Statements” elsewhere in this report.

Overview

We are a specialty provider of workers’ compensation insurance focused on select small businesses engaged in low to medium hazard industries. Workers’ compensation is a statutory system under which an employer is required to pay for its employees’ medical, disability and vocational rehabilitation and death benefit costs for work-related injuries or illnesses. Our business has historically targeted businesses located in several western states, primarily California and Nevada. During 2007, we were the second, ninth and twenty-third largest non-governmental writer of workers’ compensation insurance in Nevada, California and the United States, respectively, based on direct premiums written, as reported by A.M. Best.

On October 31, 2008, we acquired 100% of the outstanding common stock of AmCOMP Incorporated (AmCOMP) for $188.4 million. As a result of this acquisition, we are currently conducting business in 29 states from coast to coast, including concentrations in California, Florida and Nevada. We are also licensed to write business in seven additional states and the District of Columbia. We believe this acquisition provides significant opportunity to make progress in executing our strategic goals and achieving our vision of being the leader in the property and casualty insurance industry specializing in workers’ compensation. Our results of operations for 2008 include the acquired operations of AmCOMP for the period November 1, 2008 through December 31, 2008.

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

In 2008, we wrote 69.4% and 11.6% of our direct premiums written in California and Nevada, respectively. We market and sell our workers’ compensation insurance products through independent local and regional agents and brokers, and through our strategic distribution partners, including our principal strategic partners, ADP, Inc. (ADP) and Wellpoint, Inc. (Wellpoint). In 2008, we wrote $83.0 million, or 25.7%, of our gross premiums written through ADP and Wellpoint.

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

In connection with our January 1, 2000 assumption of the assets, liabilities and operations of the Fund, our Nevada insurance subsidiary assumed the Fund’s rights and obligations associated with the LPT Agreement, a retroactive 100% quota share reinsurance agreement with third party reinsurers, which substantially reduced exposure to losses for pre-July 1, 1995 Nevada insured risks. Pursuant to the LPT Agreement, the Fund initially ceded $1.525 billion in liabilities for the incurred but unpaid losses and LAE, which represented substantially all of the Fund’s outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995. Entry into the LPT Agreement resulted in a deferred reinsurance gain in accordance with U.S. generally accepted accounting principles (GAAP), and this deferred gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. In addition, we receive a contingent commission under the LPT Agreement. Increases and decreases in the contingent commission are reflected in our commission expense, see “—Results of Operations”.

We operate in a single reportable segment with 17 territorial offices serving the various states in which we are currently doing business.

The workers’ compensation insurance market is highly competitive. Our strategy across market cycles is to maintain underwriting profitability, manage our expenses and focus on underserved markets within our targeted classes of businesses that we believe will provide greater opportunities for profitable returns.

Revenues

We derive our revenues primarily from the following:

Net Premiums Earned. Our net premiums earned have historically been generated primarily in California and Nevada. In California, we have reduced our premium rates by 62.5% from September 2003 through December 31, 2008, including a decline of 38.5% since January 1, 2006 based on our internal actuarial analysis of current and anticipated loss cost trends. This compared with the recommendation of the California Commissioner of Insurance (California Commissioner) of a 45.0% rate decline since January 1, 2006. In November 2007, the California Commissioner recommended that there be no overall change in pure premium rates for policies written on or after January 1, 2008. This was the first recommendation of no rate decrease by the California Commissioner since the adoption of the benefit reforms of 2003 and 2004. In May 2008, the California Commissioner announced that stability in the workers’ compensation insurance marketplace had eliminated the need for an interim pure premium rate advisory. In October 2008, in response to a recommendation by the California Workers’ Compensation Insurance Rating Bureau (WCIRB) to increase advisory rates by 16.0%, the California Commissioner approved a 5.0% average increase in advisory pure premium rates.

The recommendation of the WCIRB does not reflect the cost impact of proposed changes to the Permanent Disability Rating Schedule (PDRS). If the proposed changes are adopted, the WCIRB has indicated that it will amend its recommendation to increase pure premium rates by an additional 3.7%. The WCIRB has also indicated that it will recommend that pure premium rates applicable to the unexpired portion of the 2008 policies be increased by 3.7% for the PDRS change.

Based on our most recent analysis of California loss trends, medical cost inflation and the competitive market, we have filed for an overall average 10.0% rate increase for new or renewal policies incepting on or after February 1, 2009. If the PDRS change is adopted, we will re-evaluate the adequacy of our rate level and may decide to amend our filing.

In Nevada, our rate level decreased in 2008 as a result of a decision by the Nevada Commissioner of Insurance (Nevada Commissioner) to decrease loss costs effective March 1, 2008 by 10.5%, which we subsequently adopted.

In February 2009, the Nevada Commissioner announced the approval of a filing submitted by the National Council on Compensation Insurance (NCCI) for an average loss cost decrease of 4.9% for new and renewal policies incepting on or after March 1, 2009. According to the Nevada Commissioner, decreasing claim frequency was cited as the primary driver of the proposed decrease, which more than offset increasing indemnity and medical costs per claim, the cost of living benefit adjustments that were enacted during the 2003 Legislative session and the impact of the payroll cap. Our Nevada rates continue to be based upon our internal actuarial analysis of current and anticipated loss trends. We have filed for an average 7.7% rate decrease for new and renewal policies incepting on or after March 1, 2009. We cannot determine the effect on our profitability at this time, or if there will be continued downward pricing pressure in Nevada.

We experienced a decline in the number of policies in-force in Nevada in 2008, which was the result of overall economic conditions and competitive pressures. Excluding the impacts of the acquisition of AmCOMP, our policy count growth, primarily in California, mitigated some of the decline in premiums we experienced as a result of declining rate levels and the affects of the economic recession. Companywide, we expect to see continued downward pressure on premiums in 2009, which will be partially offset by policy count growth, including growth attributable to the acquisition of AmCOMP. It is uncertain how these trends will impact profitability.

Including the acquired operations of AmCOMP, approximately 10% of our business will be generated in Florida. Florida is an “administered pricing” state and rate changes adopted by the Florida Commissioner of Insurance (Florida Commissioner) will affect the rates that we are able to charge in that state.

In 2003, Florida enacted workers’ compensation reforms. The reforms have resulted in significant declines in claim frequency, an improvement in loss development and a reduction in the cost of claims. As a result, the Florida Commissioner approved an 18.4% rate decrease for all new and renewal policies effective January 1, 2008 and an 18.6% rate decrease for all new and renewal policies effective January 1, 2009, a cumulative effective rate decrease of 60.5% since 2003. On January 26, 2009, the Florida Commissioner announced that he would approve a 6.4% increase in workers’ compensation rates to be effective April 1, 2009, for new and renewal business. This proposed rate increase is the result of the impact of an October 2008 Florida Supreme Court decision that materially impacted the statutory caps on attorney fees that were part of the 2003 reforms. We cannot determine the full effect on our profitability at this time or if there will be continued downward pricing pressure in Florida.

Net Investment Income and Realized Gains (Losses) on Investments. We invest our statutory surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid losses and loss adjustment expenses (LAE)) in fixed maturity securities and equity securities. In addition, a portion of these funds is held in cash and cash equivalents to pay current claims. Net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities less bank service charges, custodial and portfolio management fees. Realized gains and losses on our investments are reported separately from our net investment income. Realized gains (losses) on investments include the gain or loss on a security at the time of sale compared to its original cost (equity securities) or amortized cost (fixed maturity investments). Net unrealized gains or losses on our securities are reported separately within accumulated other comprehensive income on our balance sheet.

We monitor our portfolio to preserve principal values whenever possible. All securities in an unrealized loss position are reviewed to determine whether the impairment is other-than-temporary. When, in the opinion of management, an impairment is determined to be other-than-temporary, the security is written-down to its fair value and the amount written-down is recorded in earnings as a realized loss on investments in the period in which other-than-temporary determination is made.

Conning Asset Management (Conning), our portfolio manager, follows our written investment guidelines based on strategies approved by our Board of Directors. Our investment strategy focuses on maximizing economic value through dynamic asset/liability management, subject to regulatory and rating agency constraints. The fixed maturity securities portion of our portfolio maintains a duration target of 5.00 and a maximum tax-exempt capacity of not more than 60% of the total fixed maturity portfolio. The equity portion of our portfolio has an authorized allocation range of 6-20%. Decreasing the equity allocation has the effect of decreasing surplus volatility (because under statutory accounting principles, equity securities are carried at fair value with the unrealized gains/losses charged directly to surplus in contrast to fixed income securities which are carried at amortized cost with no impact on surplus due to changes in fair value). At year-end, our equity position has fallen below our selected target of 6.0% to 2.6% due to current economic conditions, market volatility and the consolidation of the AmCOMP investment portfolio. The decreasing equity allocation has helped to increase the tax-equivalent investment yield from 5.37% for the year ended December 31, 2007 to 5.52% for the year ended December 31, 2008. Our tax-exempt allocation is supported by our strong operating profitability and tax-paying status. As this process is dynamic in nature and reviewed at a detailed level on a quarterly basis, there could be further changes in the duration and allocation of the portfolio.

Expenses

Our expenses consist of the following:

Losses and LAE. Losses and LAE represent our largest expense item and include claim payments made, estimates for future claim payments and changes in those estimates for current and prior periods and costs associated with investigating, defending and adjusting claims. The quality of our financial reporting depends in large part on accurately predicting our losses and LAE, which are inherently uncertain as they are estimates of the ultimate cost of individual claims based on actuarial estimation techniques. In states other than Nevada, we rely on a combination of industry experience and our specific experience to establish our best estimate of losses and LAE reserves. The interpretation of historical data can be impacted by external forces, principally regulatory changes, economic fluctuations and legal trends. In recent years, we experienced lower losses and LAE in California than we anticipated due to factors such as regulatory reform designed to reduce loss costs in that market and lower than expected inflation. The joint marketing of our workers’ compensation insurance with Wellpoint’s health insurance products also assists in reducing losses since employees make fewer workers’ compensation claims because they are insured for non-work related illnesses or injuries and thus are less likely to seek treatment for a non-work related illness or injury through their employers’ workers’ compensation insurance carrier.

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

Underwriting and Other Operating Expenses. Underwriting and other operating expenses include the costs to acquire and maintain an insurance policy (excluding commissions) consisting of premium taxes and certain other general expenses that vary with, and are primarily related to, producing new or renewal business. These acquisition costs are deferred and amortized to underwriting and other operating expenses in the statement of income as the related premiums are earned. Other underwriting expenses consist of policyholder dividends, changes in estimates of future write-offs of premiums receivable, general administrative expenses such as salaries, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, and boards, bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans and experience data. Our underwriting and other operating expenses ratio (percentage of net premiums earned) is a reflection of our operational efficiency in producing, underwriting and administering our business.

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

The following is a description of our critical accounting policies:

Reserves for Losses and Loss Adjustment Expenses

We are directly liable for losses and LAE under the terms of insurance policies our insurance subsidiaries underwrite. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. Our loss reserves are reflected in our balance sheets under the line item caption “unpaid losses and loss adjustment expenses.” As of December 31, 2008, our reserve for unpaid losses and LAE, net of reinsurance, was $1.4 billion.

Accounting for workers’ compensation insurance requires us to estimate the liability for the expected ultimate cost of unpaid losses and LAE, referred to as loss reserves, as of a balance sheet date. Our estimate of loss reserves is intended to equal the difference between the expected ultimate losses and LAE of all claims that have occurred as of a balance sheet date and amounts already paid. Management establishes the loss reserve based on its own analysis of emerging claims experience and environmental conditions in our markets and review of the results of various actuarial projection methods and their underlying assumptions. Our aggregate carried reserve for unpaid losses and LAE is a point estimate, which is the sum of our reserves for each accident year in which we have exposure. This aggregate carried reserve calculated by us represents our best estimate of our outstanding unpaid losses and LAE.

Maintaining the adequacy of the loss reserve estimate is an inherent risk of the workers’ compensation insurance business. As described below, workers’ compensation claims may be paid over a long period of time. Therefore, estimating reserves for workers’ compensation claims may involve more uncertainty than estimating reserves for other lines of insurance with shorter or more definite periods between occurrence of the claim and final determination of the claim amount. The amount by which estimated losses in the aggregate, measured subsequently by reference to payments and additional estimates, differ from those previously estimated for a specific time period is known as “reserve development.” Reserve development is unfavorable when payments for losses are made for more than the levels at which they were reserved or when subsequent estimates indicate a basis for reserve increases on open claims. In this case, the previously estimated loss reserves are considered “deficient.” Reserve development is favorable when estimates of ultimate losses indicate a decrease in established reserves. In this case, the previously estimated loss reserves are considered “redundant.” Reserve development, whether due to an increase or decrease in the aggregate estimated losses, is reflected in operating results through an adjustment to incurred losses and LAE during the accounting period in which the development is recognized.

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

LAE reserves are our estimate of the diagnostic, legal, administrative and other similar expenses that will be incurred in the future managing claims, including IBNR, that have occurred on or before the balance sheet date. LAE reserves are established in the aggregate, rather than on a claim-by-claim basis.

A portion of our losses and LAE obligations are ceded to unaffiliated reinsurers. We establish our losses and LAE reserves both gross and net of ceded reinsurance. The determination of the amount of reinsurance that will be recoverable on our losses and LAE reserves includes both the reinsurance recoverable from our excess of loss reinsurance policies, as well as reinsurance recoverable under the terms of the LPT Agreement. Our reinsurance arrangements also include an intercompany pooling arrangement between EICN, ECIC, EPIC and EAC, whereby each insurance subsidiary cedes some of its premiums, losses, and LAE to the other, but this intercompany pooling arrangement does not affect our consolidated financial statements included elsewhere in this report.

Our reserve for unpaid losses and loss adjustment expenses (gross and net), as well as the above-described main components of such reserves, were as follows:

	December 31,
	2008	2007	2006
	(in thousands)
Case reserves	$886,789	$740,133	$753,102
IBNR	1,293,313	1,235,124	1,261,521
LAE	326,376	294,453	293,132

Gross unpaid losses and LAE	2,506,478	2,269,710	2,307,755
Reinsurance recoverables on unpaid losses and LAE, gross	1,076,350	1,052,641	1,098,103

Net unpaid losses and LAE	$1,430,128	$1,217,069	$1,209,652

Workers’ compensation is considered to be a “long-tail” line of insurance, meaning that there can be an extended elapsed period between when a claim occurs (when the worker is injured on the job) and the final payment and resolution of the claim. As discussed above, the “long-tail” for workers’ compensation usually is not caused by a delay in the reporting of the claim. The vast majority of our workers’ compensation claims are reported very promptly. The “long-tail” for workers’ compensation is caused by the fact that benefits are often paid over a long period of time, and many of the benefit amounts are difficult to determine in advance of their payment. Our obligations with respect to an injured worker may include medical care and disability-related payments for the duration of the injured worker’s disability, in accordance with state workers’ compensation statutes, all of which payments are considered as part of a single workers’ compensation claim and are our responsibility if we were providing coverage to the employer on the date of injury. For example, in addition to medical expenses, an injured worker may receive payments for lost income associated with total or partial disability, whether temporary or permanent (i.e., the disability is expected to continue until normal retirement age or death, whichever comes first). We may also be required to make payments, often over a period of many years, to surviving spouses and children of workers who are killed in the course and scope of their employment. The specific components of injured workers’ benefits are defined by the laws in each state.

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

Actuarial methodologies are used by workers’ compensation insurance companies, including us, to analyze and estimate the aggregate amount of unpaid losses and LAE. As mentioned above, management considers the results of various actuarial projection methods and their underlying assumptions, among other factors, in establishing the reserves for unpaid losses and LAE.

Judgment is required in the actuarial estimation of unpaid losses and LAE. The judgments include the selection of methodologies to project the ultimate cost of claims; the selection of projection parameters based on historical company data, industry data, and other benchmarks; the identification and quantification of potential changes in parameters from historical levels to current and future levels due to changes in future claims development expectations caused by internal or external factors; and, the weighting of differing reserve indications that result from alternative methods and assumptions. The adequacy of our ultimate loss reserves, which are based on estimates, is inherently uncertain and represents a significant risk to our business, which we attempt to mitigate through our claims management process and by monitoring and reacting to statistics relating to the cost and duration of claims. However, no assurance can be given as to whether the ultimate liability will be more or less than our loss reserve estimates.

We retain independent consulting actuaries (consulting actuaries) to perform comprehensive studies of our losses and LAE liability on a semi-annual basis. The role of our consulting actuaries is to conduct sufficient analyses to produce a range of reasonable estimates, as well as a point estimate, of our unpaid losses and LAE liability, and to present those results to our actuarial staff and to management.

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

Both the consulting actuaries and the internal actuarial staff select and apply a variety of generally accepted actuarial methods to our data. The methods applied vary somewhat according to the type of claim benefit being analyzed. The primary methods utilized in recent evaluations are as follows:

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

Paid Development Method. A method that uses actual historical, cumulative paid losses by accident year to develop estimated ultimate losses. The overall development is based on the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years, adjusted as deemed appropriate, for the expected effects of known changes in the workers’ compensation environment, and, to the extent necessary, supplemented by analyses of the development of broader industry data. This method is used to evaluate both our Nevada business and our other than Nevada business. For our Nevada business, an additional variant of this method is used that involves adjusting historical data for inflation to common cost level, and projecting future loss payments at selected inflation rates.

Reported Development Method. A method that uses actual historical, cumulative reported loss dollars by accident year to develop estimated ultimate losses. The overall development is based on the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years, adjusted as deemed appropriate, for the expected effects of known changes in the workers’ compensation environment, and, to the extent necessary, supplemented by analyses of the development of broader industry data. This method is used to evaluate our other than Nevada business.

Frequency-Severity Method. This method separately projects the ultimate number of claims for an accident year, based on historical claim reporting patterns, and the average cost per claim. The average cost per claim is projected both by inflation-adjusting other accident years’ average cost per claim, and by observing and extrapolating based on historical patterns in the per-claim cost observed to date for the accident year. This method is used to evaluate our Nevada business.

Initial Expected Loss Method. This method is used directly, and also as an input to the Bornhuetter-Ferguson methods. Initial expected losses for an accident year are based on one or more of: industry-benchmark losses per dollar of payroll for the mix of employment classes insured, prior evaluation dates’ projections of ultimate losses for the accident year, and by applying to premiums a set of initial expected loss ratios selected after analyzing the development projections for each accident year, loss trends, statutory benefit changes, rate change, and historical company loss ratios.

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

All of the methods depend in part on the selection of an expected pattern with which the aggregate claims data will be paid or will emerge over time. We compile, to the extent available, long-term and short-term historical data for our insurance subsidiaries, organized in a manner which provides an indication of the historical patterns with which claims have emerged and have been paid. To the extent that the historical data may not provide sufficient information about future patterns, whether due to environmental changes such as legislation or due to the small volume or short history of data for some segments of our business, benchmarks based on industry data, and forecasts made by industry rate bureaus regarding the effect of legislative benefit changes on such patterns, may be used to supplement, adjust, or replace patterns based on our subsidiaries’ historical data. Actuarial judgment is required in selecting the patterns to apply to each segment of data being analyzed, and our views regarding current and future claim patterns are among the factors that enter into our establishment of the losses and LAE reserves at each balance sheet date. When short-term averages or external rate bureau analyses indicate that the claims patterns are changing from historical company or industry patterns, that new or forecasted information typically is factored into the methodologies gradually, so that the projections will not overreact to what may turn out to be a temporary or unwarranted assumption about changes in patterns. When new claims emergence or payment patterns have appeared in the actual data repeatedly over multiple evaluations, those new patterns are given greater weight in the selection process. Because some claims are paid over many years, the selection of claim emergence and payment patterns involves judgmentally estimating the manner in which recently-occurring claims will develop many years or decades in the future, and it is likely that the actual development that will occur in the distant future could differ substantially from historical patterns or current projections. The current projections would differ if different claims development patterns were selected for each benefit type.

The expected pattern with which the aggregate claims data will be paid or will emerge over time is expressed as a percentage of ultimate losses that remain to be paid at each evaluation date for each accident year. A lower estimate of the percentage of aggregate claims dollars remaining to be paid, when applied in the actuarial methods, produces a lower dollar estimate of the unpaid loss.

The payment patterns are reviewed each year based on the observed recent and long-term patterns in our own historical data, recent and long-term patterns in industry data, and analyses of potential changes in patterns resulting from major legislative benefit changes. In particular, the changes in the payment patterns used in California were significantly influenced by analysis of the anticipated effects of the 2003 legislation relating to workers’ compensation benefits, as well as observations of our early experience as it emerged of claims experience subsequent to the enactment of that legislation. At each reserve evaluation, as more claims experience has emerged subsequent to that legislation, the post-legislative claims experience has been given increasing judgmental weight in the actuarial selection of expected future payment patterns. The actual payout pattern for the aggregate claims associated with an accident year will not be known until decades later, when all the claims are closed.

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

In projections using December 31, 2008 data, the methods that use explicit medical cost inflation assumptions included medical cost inflation assumptions ranging from 3.5% to 8.5%. Corresponding medical cost inflation assumptions in prior projections were 3.5% to 8.5% at December 31, 2007 and 3.5% to 9.0% at December 31, 2006. The selection of medical cost inflation assumptions for use in the actuarial methodologies in each of these analyses has been based on observed recent and longer-term historical medical cost inflation in our claims data and in the U.S. economy more generally. The rate of medical cost inflation as reflected in our historical medical payments per claim has averaged approximately 6.5% over the past five to ten years. The rate of medical cost inflation in the general U.S. economy, as measured by the consumer price index—medical care, has averaged approximately 4.0% over the past ten years.

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

All of the actuarial methods described for our Nevada business are used for each of the different benefit types that are analyzed. For benefit types in which most of the loss dollars are paid out within several years of the claim occurrence (temporary total disability, permanent partial disability and vocational rehabilitation), the selection of ultimate losses for all but the most recent three to five accident years is based primarily on the results of the paid development method. This is due to the expectation that ultimate losses for the mature years will be highly correlated with the losses that have been paid to date, and the selection of estimated ultimate losses for the least mature accident years gives consideration to the results of all of the methods with the paid development method given the least consideration in the least mature (that is, most recent) accident year. For benefit types that typically involve payments extending over many years or even decades (permanent total disability, dependent benefits on fatal claims, and medical care benefits) the ultimate losses for the most recent ten or more accident years may not be highly correlated with the amounts paid to date and thus the selection of estimated ultimate losses for these recent accident years is based primarily on the frequency-severity method, the paid Bornhuetter-Ferguson method and the initial expected loss method, all of which rely in part on long-term observations regarding the average cost of claims of the particular benefit type and, in the case of medical care benefits, also allow for explicit medical cost inflation assumptions. In states other than Nevada, the paid Bornhuetter-Ferguson, reported Bornhuetter-Ferguson, paid development, and reported development methods are used for all benefit types. As our claims experience in these states is less mature, the Bornhuetter-Ferguson methods are given greater weight in the selection of estimated ultimate losses because these methods do not produce results that are as highly leveraged off our immature paid or reported claims experience.

For EICN, the analysis of unpaid loss is conducted on claims data prior to recognition of reinsurance. A separate projection is made of future reinsurance recoveries based on our reinsurance arrangements and an analysis of large claims experience, both for EICN and as reflected in industry-based benchmarks. The projections prior to recognition of reinsurance provide the basis for estimating gross-of-reinsurance unpaid losses, from which the projection of future reinsurance recoveries is subtracted to estimate net-of-reinsurance unpaid losses.

For ECIC, the analysis of unpaid loss is conducted on claims data net of reinsurance, and a separate projection is made of future reinsurance recoveries, which is added to the estimated net-of-reinsurance unpaid losses to estimate gross-of-reinsurance unpaid losses.

For EPIC and EAC, the analysis of unpaid losses is conducted for various retention levels corresponding to their historical reinsurance program structure.

For EICN and ECIC, management along with internal actuarial staff and the consulting actuary separately analyze LAE and estimate unpaid LAE. This analysis relies primarily on examining the relationship between the aggregate amount that has been spent on LAE historically and the dollar volume of claims activity for the corresponding historical calendar periods. Based on these historical relationships, and judgmental estimates of the extent to which claim management resources are focused more intensely on the initial handling of claims than on the ongoing management of claims, the consulting actuary selects a range of future LAE estimates that is a function of the projected future claim payment activity. The portion of unpaid LAE that will be recoverable from reinsurers is estimated based on the contractual reinsurance terms. For EPIC and EAC, the defense and cost containment portion of LAE is analyzed in combination with the evaluation of losses utilizing the methodologies described above (i.e. Bornuetter-Ferguson, paid development, etc.).

Based on the results of the analyses conducted, the stability of the historical data, and the characteristics of the various claims segments analyzed, the consulting actuaries select a range of estimated unpaid losses and LAE and a point estimate of unpaid losses and LAE, for presentation to internal actuarial staff and management. The selected range is intended to represent the range in which it is most likely that the ultimate losses will fall. This range is narrower than the range of indications produced by the individual methods applied because it is not likely, although it is possible, that the high or low result will emerge for every state, benefit type and accident year. The actuarial point estimate of unpaid losses and LAE is based on a judgmental selection for each benefit type from within the range of results indicated by the different actuarial methods.

Management formally establishes loss reserves for financial statement purposes on a quarterly basis. In doing so, we make reference to the most current analyses of our consulting actuaries, including a review of the assumptions and the results of the various actuarial methods used by the consulting actuaries. Comprehensive studies are conducted as of June 30 and December 31 by both internal actuarial staff and the consulting actuaries and on the alternate quarters, the preceding study results are updated for actual claim payment activity during the quarter.

The consulting actuary, provides the following analyses using information provided by the Company:

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

Management determines the IBNR and LAE components of our loss reserves by establishing a point in the range of the consulting actuary’s most recent analysis of unpaid losses and LAE with the selection of the point based on management’s own view of recent and future claim emergence patterns, payment patterns, and trends information obtained from internal actuarial staff pertaining to:

•	view of the markets in which we are operating, including economic, business, and political conditions;

•	the characteristics of the business we have written in recent quarters;

•	recent and pending recoveries from reinsurance;

•	our view of trends in the future costs of managing claims; and

•	other similar considerations as we view relevant.

The aggregate carried reserve calculated by management represents our best estimate of our outstanding unpaid losses and LAE. We believe that we should be conservative in our reserving practices due to the “long-tail” nature of workers’ compensation claims payouts, the susceptibility of those future payments to unpredictable external forces such as medical cost inflation and other economic conditions, and the actual variability of loss reserve adequacy that we have observed in the workers’ compensation insurance industry.

At December 31, 2008, management’s best estimate of unpaid losses and LAE, net of reinsurance, was $1.43 billion, which was $16.5 million above the actuarial point estimate. In establishing its best estimate at December 31, 2008, management and internal actuarial staff reviewed and considered: (a) the consulting actuaries assumptions, point estimate and range; (b) the inherent uncertainty of workers’ compensation unpaid losses and LAE liabilities; and (c) the particular uncertainties associated with: (i) the potential effects on the cost and payout pattern of claims following workers’ compensation system reforms enacted by the California legislature in late 2003 and the regulatory implementation of those reforms, the effects of which will become clear over a number of years; (ii) the uncertain cost of administering claims (LAE) in the reformed California and Florida systems; (iii) the potential for legislative and/or judicial reversal of California and Florida reforms; (iv) the rapid growth in the volume of our business in California; and (v) the degree of movement observed in EICN’s prior years’ projections of losses and LAE in Nevada following premium and market share reductions. Management did not quantify a specific loss reserve increment for each of these sources of uncertainty, but rather established an overall provision for unpaid losses and LAE that, in management’s opinion, represented a best estimate of unpaid losses and LAE at December 31, 2008 in light of the historical data, the actuarial assumptions, point estimate and range, current facts and circumstances, and the sources of uncertainty identified by management. Management’s best estimate of unpaid losses and LAE at December 31, 2008 fell within the actuarial range of estimates. The decrease in management’s best estimate relative to the actuarial point estimate from December 31, 2007 to December 31, 2008 decreased losses and LAE expense incurred by $72.3 million for the year ended December 31, 2008.

At December 31, 2007, management’s best estimate of unpaid losses and LAE, net of reinsurance, was $1.22 billion, which was $88.8 million above the actuarial point estimate. In establishing its best estimate at December 31, 2007, management and internal actuarial staff reviewed and considered: (a) the consulting actuary’s assumptions, point estimate and range; (b) the inherent uncertainty of workers’ compensation unpaid losses and LAE liabilities; and (c) the particular uncertainties associated with: (i) the potential effects on the cost and payout pattern of claims following workers’ compensation system reforms enacted by the California legislature in late 2003 and the regulatory implementation of those reforms, the effects of which will become clear over a number of years; (ii) the uncertain cost of administering claims (LAE) in the reformed California system; (iii) the potential for legislative and/or judicial reversal of California reforms; (iv) the rapid growth in the volume of our business in California; (v) the limited historical experience of ECIC to use as a base for projecting future loss development; and, (vi) the degree of movement observed in EICN’s prior years’ projections of losses and LAE in Nevada following premium and market share reductions. Management did not quantify a specific loss reserve increment for each of these sources of uncertainty, but rather established an overall provision for unpaid losses and LAE that, in management’s opinion, represented a best estimate of unpaid losses and LAE at December 31, 2007 in light of the historical data, the actuarial assumptions, point estimate and range, current facts and circumstances, and the sources of uncertainty identified by management. Management’s best estimate of unpaid losses and LAE at December 31, 2007 fell within the actuarial range of estimates. The increase in management’s best estimate relative to the actuarial point estimate from December 31, 2006 to December 31, 2007 increased losses and LAE expense incurred by $2.5 million for the year ended December 31, 2007.

At December 31, 2006, management’s best estimate of unpaid losses and LAE, net of reinsurance, was $1.21 billion, which was $86.4 million above the actuarial point estimate. In establishing its best estimate at December 31, 2006, management considered: (a) the actuarial assumptions, point estimate and range; (b) the inherent uncertainty of workers’ compensation unpaid losses and LAE liabilities; and (c) the particular uncertainties associated with: (i) the potential effects on the cost and payout pattern of claims following workers’ compensation system reforms enacted by the California legislature in late 2003 and the regulatory implementation of those reforms, the effects of which will become clear over a number of years, but which our initial experience indicated were emerging favorably; (ii) the uncertain cost of administering claims (LAE) in the reformed California system; (iii) the potential for legislative and/or judicial reversal of the California reforms; (iv) the rapid growth in the volume of our business in California; (v) the limited but growing historical experience of ECIC to use as a base for projecting future loss development; and (vi) the degree of movement observed in EICN’s prior years’ projections of losses and LAE in Nevada following continued premium and market share reductions. Management did not quantify a specific loss reserve increment for each of these sources of uncertainty, but rather established an overall provision for unpaid losses and LAE that, in management’s opinion, represented a best estimate of unpaid losses and LAE at December 31, 2006 in light of the historical data, the actuarial assumptions, point estimate and range, current facts and circumstances, and the sources of uncertainty identified by management. Management’s best estimate of unpaid losses and LAE at December 31, 2006 fell within the consulting actuary’s range of estimates. The increase in management’s best estimate relative to the consulting actuary’s point estimate from December 31, 2005 to December 31, 2006 increased losses and LAE expense incurred by $2.1 million for the year ended December 31, 2006.

The table below provides the actuarial range of estimated liabilities for net unpaid losses and LAE and our carried reserves at the dates shown:

	As of December 31,
	2008	2007	2006
	(in thousands)
Low end of actuarial range	$1,306,506	$1,034,632	$1,029,524
Carried reserves	1,430,128	1,217,069	1,209,652
High end of actuarial range	1,586,777	1,290,274	1,291,356

Loss reserves are our estimates at a given point in time of our ultimate liability for the cost of claims and the cost of managing those claims, and are inherently uncertain. It is likely that the ultimate liability will differ from our estimates, perhaps significantly. Such estimates are not precise in that, among other things, they are based on predictions of future claim emergence and payment patterns and estimates of future trends in claim frequency and claim cost. These estimates assume that the claim emergence and payment patterns, claim inflation and claim frequency trend assumptions implicitly built into our selected loss reserve will continue into the future. Unexpected changes in claim cost inflation can occur through changes in general inflationary trends, changes in medical technology and procedures, changes in wage levels and general economic conditions and changes in legal theories of compensability of injured workers and their dependents. Furthermore, future costs can be influenced by changes in workers’ compensation statutory benefit structure, and benefit administration and delivery.

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

Estimates of ultimate losses and LAE may change from one balance sheet date to the next when actual claim payment or individual case reserve estimates between those dates differ from the expected claim activity underlying the prior loss reserve estimate, and when actual LAE expenditures differ from expected expenditure levels underlying the prior LAE reserve estimate. As actual losses and LAE expenditures occur during a calendar period, they replace the portion of prior estimates of unpaid losses and LAE that relate to that period. In addition, the parameters used in the various methods and the relative weight accorded to the results of the different actuarial methods, all of which require judgment, may change as a result of observing that the actual pattern of expenditures differs from prior expectations, as well as based on new industry wide data and benchmarks derived from that data, when available. The parameters and weights used in estimating ultimate losses may also change when external conditions—such as the statutory benefit structures or the manner in which it is being interpreted and administered, or inflation—differ from expectations underlying the prior estimate of ultimate losses, and when the effects of factors related to internal operations differ from expectations underlying the prior estimate of ultimate losses.

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

Management judgment is required in selecting the amount of the loss reserve to record on our consolidated financial statements. Management reviews the various actuarial projections, the assumptions underlying those projections, the range of indications produced by the actuarial methods and the actual long-term and recent emergence and payment of claims. Management also considers the environmental conditions in which the insurance subsidiaries are doing business. In addition, management considers the degree of uncertainty associated with the estimates based on the degree of change that has occurred or is occurring in the environment and in operations.

The following table provides a reconciliation of the beginning and ending loss reserves on a GAAP basis:

	December 31,
	2008	2007	2006
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,269,710	$2,307,755	$2,349,981
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,052,641	1,098,103	1,141,500

Net unpaid losses and LAE at beginning of period	1,217,069	1,209,652	1,208,481
Losses and LAE, net of reinsurance, acquired in business combination	247,006	—	—
Losses and LAE, net of reinsurance, incurred in:
Current year	226,643	221,347	256,257
Prior years	(71,707)	(60,011)	(107,129)

Total net losses and LAE incurred during the period	154,936	161,336	149,128
Deduct payments for losses and LAE, net of reinsurance, related to:
Current year	53,397	44,790	41,098
Prior years	135,486	109,129	106,859

Total net payments for losses and LAE during the period	188,883	153,919	147,957

Ending unpaid losses and LAE, net of reinsurance	1,430,128	1,217,069	1,209,652
Reinsurance recoverable, excluding bad debt allowance on unpaid losses and LAE	1,076,350	1,052,641	1,098,103

Unpaid losses and LAE, gross of reinsurance, at end of period	$2,506,478	$2,269,710	$2,307,755

Estimates of incurred losses and LAE attributable to insured events of prior years decreased due to continued favorable development in such prior accident years (actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated). The reduction in the liability for unpaid losses and LAE was $71.7 million, $60.0 million and $107.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The major sources of this favorable development include: (a) actual paid losses, which have been less than expected and (b) the impact of new information on selected patterns of claims emergence and claim payment used in the projection of future loss payment.

In California, in particular, where our operations began on July 1, 2002, the actuaries’ and management’s initial expectations of the ultimate level of losses and patterns of loss emergence and loss payment necessarily were based on benchmarks derived from analyses of historical insurance industry data in California. Prior to July 1, 2002, no historical data from our California insurance subsidiary existed and, although some historical data was available for the prior years for some of the market segments we entered in California, that data was limited as to the number of loss reserve evaluation points available. The industry-based benchmarks were adjusted judgmentally for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers’ compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of claims by our California insurance subsidiary has been more favorable than those initial expectations, due at least in part, we believe, to the impact of enactment of the major changes in the California environment. Other insurance companies writing California workers’ compensation insurance have also experienced emergence and payment of claims more favorable than anticipated. At each evaluation date, the projected claim activity underlying the prior loss reserves has been replaced by the actual claim activity, and the expectation of future emergence and payment of California claims underlying the actuarial projections has been reevaluated periodically based both on our insurance subsidiaries’ emerging experience and on updating the benchmarks that are derived from observing and analyzing the insurance industry data for California workers’ compensation.

In Nevada, we have compiled a lengthy history of workers’ compensation claims payment patterns based on the business of the Fund and EICN, but the emergence and payment of claims in recent years has been more favorable than in the long-term history in Nevada with the Fund. The expected patterns of claim payments and emergence used in the projection of our ultimate claim payments are based on both long-term and short-term historical data. In recent evaluations, claim patterns have continued to emerge in a manner consistent with short-term historical data. Consequently, our selection of claim projection patterns has relied more heavily on patterns observed in recent years. Also, at each evaluation date, the projected claim payments underlying the prior loss reserves were replaced by the actual claim payment activity that occurred during the calendar year.

The estimate of the future cost of handling claims, or LAE, depends primarily on examining the relationship between the aggregate amount that has been spent on LAE historically, as compared with the dollar volume of claims activity for the corresponding historical periods. For our insurance subsidiaries’ business in Nevada, as a result of operational improvements, including reductions in staff count to align with the current and anticipated volume of business in the state, our expenditures on LAE in recent years have been lower than historical levels. As these operational improvements impacted the actual emerging LAE expenditures, the estimates of future LAE have reduced. For our insurance subsidiaries’ operations in California, initial expectations of LAE when operations commenced in California were based on the assumptions used by the Company in pricing the California business, and on some limited historical data for the market segments the Company was entering. As the Company’s operations in California have matured, and as data relating to the Company’s and industry claim handling expenses reflective of the new workers’ compensation benefit environment in California have become available, the expectations of LAE underlying the projection of future LAE have been adjusted to reflect that actual costs of administering claims relative to the cost of losses themselves have been greater than initial expectations. Although our revised LAE expectations resulted in an increase in the projected future cost of administering California claims relative to losses at December 31, 2008, 2007 and 2006, given the significant decrease in the estimated projected costs of losses in California, the overall impact has been a decrease in LAE reserves.

We review our loss reserves each quarter and, as mentioned earlier, our consulting actuaries assist our review by performing a comprehensive actuarial analysis and projection of unpaid losses and LAE twice each year. We may adjust our reserves based on the results of our reviews and these adjustments could be significant. If we change our estimates, these changes are reflected in our results of operations during the period in which they are made. Our overall actual claims and LAE experience and emergence in recent years has been more favorable than anticipated in prior evaluations. Our insurance subsidiaries have been operating in a period of dramatically changing environmental conditions in our major markets, entry into new markets, and operational changes. During periods characterized by such changes, at each evaluation, the actuaries and management must make judgments as to the relative weight to accord to long- term historical and recent company data, external data, evaluations of environmental changes, and other factors in selecting the methods to use in projecting ultimate losses and LAE, the parameters to incorporate in those methods, and the relative weights to accord to the different projection indications. Since the loss reserves are providing for claim payments that will emerge over many years, if management’s projections and loss reserves were established in a manner that reacted quickly to each new emerging trend in the data or in the environment, there would be a high likelihood that future adjustments, perhaps significant in magnitude, would be required to correct for trends that turned out not to be persistent. At each balance sheet evaluation, some losses and LAE projection methods have produced indications above the loss reserve selected by management, and some losses and LAE projection methods have produced indications lower than the loss reserve selected by management. At each evaluation, management has given weight to new data, recent indications, and evaluations of environmental conditions and changes that implicitly reflect management’s expectation as to the degree to which the future will resemble the most recent information and most recent changes, as compared with long-term claim payment, claim emergence, and claim cost inflation patterns. As patterns and trends recur consistently over a period of quarters or years, management gives greater implicit weight to these recent patterns and trends in developing our future expectations. In our view, in establishing loss reserves at each historical balance sheet date, we have used prudent judgment in balancing long-term data and recent information.

It is likely that ultimate losses and LAE will differ from the loss reserves recorded in our December 31, 2008 balance sheet. Actual losses and LAE payments could be greater or less than our projections, perhaps significantly. The following paragraphs discuss several potential sources of such deviations, and illustrate their potential magnitudes.

In recent years, emerging claims costs and claim emergence and payment patterns have improved dramatically. The largest driver of this improvement has been California reform. As we observe continuing improvement in development, we have given significant weight to this emerging trend in projecting and selecting estimated ultimate losses and LAE. The amount of weight to allocate between the emerging trend and historical benchmark patterns is judgmental. Recent data points from our business in California, as well as from insurance industry experience for California workers’ compensation, indicate emergence patterns even more favorable than those implicitly underlying our loss reserves. If future emergence matches those more favorable patterns, our current loss reserves could develop favorably over time. If future claims emergence more closely resembles long-term historical industry patterns, then our current loss reserves could develop unfavorably over time. In Nevada, we have seen a significant improvement in claims emergence and claims payment patterns in recent years, and have given these improved patterns significant weight in establishing loss reserves for our Nevada business. If future emergence in Nevada more closely resembles long-term historical patterns of the predecessor Fund, then our current loss reserves could develop unfavorably over time.

For loss adjustment expense, particularly in Nevada, our projections assume a long-term cost of managing claims that is greater than the recent levels of LAE produced by our insurance subsidiaries’ current operating model, but is less than the levels of LAE expended in past years by our insurance subsidiaries and by the Fund. Future changes in claims operations, while not currently planned or contemplated, could result in future actual LAE and future projections of LAE that may differ from current estimates.

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

More than 51% of our claims payments during the three years ended December 31, 2008 related to medical care for injured workers. The utilization and cost of medical services in the future is a significant source of uncertainty in the establishment of loss reserves for workers’ compensation. We are not able to state the rate of medical cost inflation that is assumed in our loss reserves because our loss reserves are established based on reviewing the results of actuarial methods that do not contain explicit medical claim cost inflation rates, as well as methods that do. However, because medical care will be provided over many years, and in some cases decades, to the injured workers who have open claims, the pace of medical claim cost inflation has a significant impact on our ultimate claim payments. For example, if the rate of medical claim cost inflation increases by 1% above the inflation rate that is implicitly included in the loss reserves at December 31, 2008, we estimate that future medical costs over the lifetime of the current claims would increase by approximately $78.5 million on a net-of-reinsurance basis.

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

The range of potential variation of actual ultimate losses and LAE from our current reserve for unpaid losses and LAE is difficult to estimate because of the significant environmental changes in our markets, particularly California and Florida, and because our insurance subsidiaries do not have a lengthy operating history in our markets outside Nevada and Florida.

The range of estimates of unpaid losses and LAE produced by the actuarial reviews of the impact of medical cost inflation provide some indication of the potential variability of future losses and LAE payments. If the actual unpaid losses and LAE were at the high or the low end of the actuarial range, the impact on our financial results would be as follows:

	December 31,
	2008	2007	2006
	(in thousands)
Increase (decrease) in reserves
At low end of range	$(123,622)	$(182,436)	$(180,128)
At high end of range	156,649	73,206	81,704
Increase (decrease) in equity and net income, net of income tax effect
At low end of range	$43,268	$118,583	$117,083
At high end of range	(54,827)	(47,584)	(53,108)

However, the actuarial range represents an estimated range in which it is most likely that the ultimate losses and LAE will fall, based on the actuarial review of the results of the various methodologies and parameters used by the actuaries in the projection of losses and LAE. Each different actuarial method may produce a different indication of unpaid losses and LAE because each method relies in different ways on assumptions about the future. For example, the loss development methods are based on an assumption that the selected pattern of emergence or payout of claims will recur in the future. The frequency- severity method is based on an assumption that the most recent year’s ultimate average cost per claim can be estimated by inflation-adjusting other accident years’ average cost per claim and by extrapolating based on historical patterns the per-claim cost observed to date for the accident year. The initial expected loss method assumes that the ultimate losses can be estimated based on the payroll of workers insured by us and a benchmark loss cost per payroll or as a percentage of premium. The Bornhuetter-Ferguson methods rely on a combination of these assumptions. Actual losses are affected by a more complex combination of forces and dynamics than any one model or methodology can represent, and each actuarial methodology is an approximation of these complex forces and dynamics. Each different actuarial methodology may produce different indications of unpaid losses and LAE. None of the methods are designed or intended to produce an indication that is systematically higher or lower than the other methods. Nonetheless, at any given evaluation date, some of the actuarial projection methods produce indications outside this range, and the selection of reasonable alternative methods or reasonable alternative parameters in the actuarial projection process would produce an even wider range of potential outcomes, both above and below the range shown. Accordingly, we believe that the range of potential outcomes is considerably wider than the actuarially estimated range of the most likely outcomes. The magnitude of adjustments to prior years’ reserves for unpaid losses and LAE reserves that we have made at December 31, 2008, 2007 and 2006, decreases of $71.7 million, $60.0 million, and $107.1 million respectively, also illustrate that changes in estimates of unpaid losses and LAE can be significant from year to year. We do not have a basis for anticipating that actual future payments of losses and LAE are more likely to be either greater than or less than the reserve for unpaid losses and LAE on our current balance sheet.

Reinsurance Recoverables

Reinsurance recoverables represent: (a) amounts currently due from reinsurers on paid losses and LAE; (b) amounts recoverable from reinsurers on case basis estimates of reported losses; and (c) amounts recoverable from reinsurers on actuarial estimates of IBNR for losses and LAE. These recoverables, by necessity, are based upon our current estimates of the underlying losses and LAE, and are reported on our consolidated balance sheet separately as assets, as reinsurance does not relieve us of our legal liability to policyholders. We bear credit risk with respect to the reinsurers, which can be significant considering that some of the unpaid losses and LAE remain outstanding for an extended period of time. Reinsurers might refuse or fail to pay losses that we cede to them, or they might delay payment. We are required to pay losses even if a reinsurer refuses or fails to meet its obligations under the applicable reinsurance agreement. We continually monitor the financial condition and rating agency ratings of our reinsurers. We require reinsurers that are not admitted reinsurers in California, Florida or Nevada to collateralize their share of the unearned premiums and unpaid loss reserves in order that our insurance subsidiaries receive credit for reinsurance on their statutory financial statements. Since our inception in 2000, no material amounts due from reinsurers have been written off as uncollectible and, based on this experience, we believe that amounts currently reflected in our consolidated financial statements will similarly require no material prospective adjustment.

Under the LPT Agreement, the Fund initially ceded $1.525 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775 million in cash. As of December 31, 2008, the estimated remaining liabilities subject to the LPT Agreement were approximately $929.6 million. Losses and LAE paid with respect to the LPT Agreement totaled approximately $447.9 million at December 31, 2008.

We account for the LPT Agreement in accordance with FAS 113, Accounting and Reporting for Reinsurance of Short-Term and Long-Duration Contracts, and as retroactive reinsurance. Upon entry into the LPT Agreement, a deferred reinsurance gain was recorded as a liability in our consolidated balance sheet. This gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. In addition, we are entitled to receive a contingent commission under the LPT Agreement. The contingent commission is estimated based on both actual results to date and projections of expected ultimate losses under the LPT Agreement. Increases and decreases in the estimated contingent commission are reflected in our commission expense in the year that the estimate is revised.

Recognition of Premium Revenue

All premium revenue is recognized over the period of the contract in proportion to the amount of insurance protection provided. The insurance premiums we charge are billed to our policyholders either annually or under various installment plans based on the estimated annual premium under the policy terms. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine net premiums earned for the policy year. Earned but unbilled premiums include estimated future audit premiums. Estimates of future audit premiums are based on our historical experience. These estimates are subject to changes in policyholders’ payrolls, economic conditions and seasonality. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Any such adjustments are included in current operations. Since our inception in 2000, there have been no material adjustments of our accrual for earned but unbilled premium and, based on this experience, and, although considerable variability is inherent in such estimates, we believe that amounts currently reflected in our consolidated financial statements will similarly require no material prospective adjustment.

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”), effective January 1, 2007. As of December 31, 2006, the Company had recorded, as a liability for tax contingencies, $14.9 million (including interest of $1.6 million). As a result, the adoption of FIN 48 did not result in any change in the amount of the unrecognized tax benefit. Further, we elected to continue to record both interest and penalties related to any unrecognized tax benefits as a component of income tax expense.

During 2007, we reversed $5.8 million of the liability including $0.7 million in interest as certain statutory periods expired. In 2008 the remaining balance was reversed ($10.6 million including $2.3 million in interest) and the liability was eliminated. In 2006, when the liability was initially recorded, the result was an increase in tax expense and our effective tax rate. In 2007 and 2008, as the liability was reversed, the impact was a decrease in tax expense and our effective tax rate.

Valuation of Investments

Our investments in fixed maturity and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of equity, net of deferred taxes as a component of net accumulated other comprehensive (loss) income.

Realized gains and losses on sales of investments are recognized in operations on the specific identification basis.

Impairment of Investment Securities. Impairment of an investment security results in a reduction of the carrying value of the security and the realization of a loss when the fair value of the security declines below our cost or amortized cost, as applicable, for the security and the impairment is deemed to be other- than-temporary. We regularly review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. We consider various factors in determining if a decline in the fair value of an individual security is other-than-temporary. Some of the factors we consider include:

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

Measurement of Results

We evaluate our operations by using the following key measures:

Gross Premiums Written. Gross premiums written is the sum of both direct premiums written and assumed premiums written before the effect of ceded reinsurance. Direct premiums written represent the premiums on all policies our insurance subsidiaries have issued during the year. Assumed premiums written represent the premiums that our insurance subsidiaries have received from an authorized state-

mandated pool. We use gross premiums written, which excludes the impact of premiums ceded to reinsurers, as a measure of the underlying growth of our insurance business from period to period.

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

Net Premiums Earned. Net premiums earned represents that portion of net premiums written equal to the expired portion of the time for which insurance protection was provided during the financial year and is recognized as revenue. Net premiums earned are used to calculate the losses and LAE, underwriting and other operating expenses and combined ratios, as indicated below.

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

An accident year losses and LAE ratio, or losses and LAE for insured events that occurred during a particular year divided by the premiums earned for the year, is calculated by dividing the losses and LAE, regardless of when such losses and LAE are incurred, for insured events that occurred during a particular year by the net premiums earned for that year. An accident year losses and LAE ratio is calculated using premiums and losses and LAE that are net of amounts ceded to reinsurers. An accident year losses and LAE ratio for a particular year can decrease or increase when recalculated in subsequent periods as the reserves established for insured events occurring during that year develop favorably or unfavorably, respectively, whereas the calendar year losses and LAE ratio for a particular year will not change in future periods. This is an operating ratio based on our statutory financial statements and is not derived from our GAAP financial information.

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

Underwriting and Other Operating Expenses Ratio. The underwriting and other operating expenses ratio is the ratio (expressed as a percentage) of underwriting and other operating expenses to net premiums earned, and measures an insurance company’s operational efficiency in producing, underwriting and administering its insurance business.

Combined Ratio. The combined ratio is a measure used in the property and casualty insurance business to show the profitability of an insurer’s underwriting, and it represents the percentage of each premium dollar spent on claims and expenses. The combined ratio is the sum of the losses and LAE ratio, the commission expense ratio and the underwriting and other operating expenses ratio. The losses and LAE ratio, commission expense ratio and underwriting and other operating expenses ratio express the relationship between losses and LAE, commissions and underwriting and other operating expenses (including policyholder dividends), respectively, to net premiums earned. When the combined ratio is below 100%, an insurance company experiences underwriting gain, meaning that claims payments, the cost of settling claims, commissions and underwriting expenses are less than premiums collected. If the combined ratio is at or above 100%, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient. Companies with lower combined ratios than their peers generally experience greater profitability.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007:

	2008(2)	2007	Increase (Decrease) 2008 Over 2007	Increase (Decrease) 2008 Over 2007
	(in thousands, except percentages)
Selected Financial Data
Gross premiums written	$322,922	$350,696	$(27,774)	(7.9)%
Net premiums written	312,847	338,569	(25,722)	(7.6)
Net premiums earned	$328,947	$346,884	$(17,937)	(5.2)
Net investment income	78,062	78,623	(561)	(0.7)
Realized (losses) gains on investments	(11,524)	180	(11,704)	n/a
Other income	1,293	4,236	(2,943)	(69.5)

Total revenues	396,778	429,923	(33,145)	(7.7)
Losses and LAE	136,515	143,302	(6,787)	(4.7)
Commission expense	43,618	44,336	(718)	(1.6)
Underwriting and other operating expenses	102,459	91,399	11,060	12.1
Interest expense	2,135	—	2,135	n/a
Income taxes	10,266	30,603	(20,337)	(66.5)

Total expenses	294,993	309,640	(14,647)	(4.7)

Net income	$101,785	$120,283	$(18,498)	(15.4)%

Selected Operating Data
Losses and LAE ratio	41.5%	41.3%	0.2%
Commission expense ratio	13.3	12.8	0.5
Underwriting and other operating expenses ratio	31.1	26.3	4.8
Combined ratio	85.9	80.4	5.5
Net income before impact of LPT Agreement(1)	$83,364	$102,249	$(18,885)	(18.5)%

(1)

We define net income before impact of LPT Agreement as net income less (a) amortization of deferred reinsurance gain—LPT Agreement and (b) adjustments to LPT Agreement ceded reserves. Deferred reinsurance gain—LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of LPT Agreement is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to net income before income taxes and net income or any other measure of performance derived in accordance with GAAP.

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

The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the periods presented:

	Year Ended December 31,
	2008	2007
	(in thousands)
Net income	$101,785	$120,283
Less: Impact of LPT Agreement:
Amortization of deferred reinsurance gain—LPT Agreement	18,421	18,034
Adjustment to LPT Agreement ceded reserves(a)	—	—

Net income before impact of LPT Agreement	$83,364	$102,249

(a)

Any adjustment to the estimated direct reserves ceded under the LPT Agreement is reflected in losses and LAE for the period during which the adjustment is determined, with a corresponding increase or decrease in net income in the period. There is a corresponding change to the reinsurance recoverables on unpaid losses as well as the deferred reinsurance gain. A cumulative adjustment to the amortization of the deferred gain is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. (See Note 10 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.)

(2)	The table below reflects the impact to our results of operations from the acquisition of AmCOMP for the period November 1, 2008 through December 31, 2008:

2008
(in thousands)
Selected Financial Data
Gross premiums written	$23,333
Net premiums written	22,481
Net premiums earned	$31,638
Net investment income	3,645
Realized losses on investments	(1)
Other income	13

Total revenues	35,295
Losses and LAE	18,499
Commission expense	3,337
Underwriting and other operating expenses	11,567
Interest expense	397
Income taxes	415

Total expenses	34,215

Net income	$1,080

Net Income

Our net income for the year ended 2008 decreased 15.4% compared to the prior year. The primary factors that affected net income included a decline in net premiums earned, increased underwriting expenses related to the acquisition and increased realized losses due to other-than-temporary-impairment (OTTI) in our investment portfolio. The acquisition of AmCOMP resulted in a $1.1 million dollar increase to our net income in 2008. The decrease in the effective tax rate partially offset the decline in net income. Net income includes amortization of deferred reinsurance gain—LPT Agreement of $18.4 million and $18.0 million for the years ended December 31, 2008 and 2007, respectively. Excluding the impact of the LPT Agreement, net income would have been $83.4 million and $102.2 million for the years ended December 31, 2008 and 2007, respectively.

Revenues

Net premiums earned for the year ended 2008 declined 5.2% compared to the prior year. Excluding the AmCOMP acquisition, net premiums earned would have declined 14.3%. The decrease in premiums earned was primarily due to the decrease in gross premium written, resulting from lower rates, competitive pressures and changes in economic and business conditions. In California, our largest market, our filed rates on new business and renewals for the year ended 2008 were 10.4% lower than the year ended 2007. In 2008, our average California policy size decreased 20.9% compared to 2007. This decrease was partially offset by an overall increase in policy count of 35.3%, including an 11.8% increase in policy count in California. The overall increase in policy count included 9,318 policies attributable to the AmCOMP acquisition. The acquisition provided an additional $31.6 million of net premium earned. The decrease in the gross written premium was also offset by a reduction in ceded premiums.

Net investment income remained relatively unchanged from the prior year. In 2008, there was a 4.7% increase in our short-term investments, which was offset by a $439.9 million increase in fixed maturity assets attributable to the AmCOMP acquisition. This increase in fixed maturity assets contributed $3.6 million, or 4.7%, to net investment income and increased the average pre-tax book yield to 4.20% for 2008, compared to 4.28%. Excluding the impact of the acquisition, the average pre-tax book yield on invested assets would have been 4.08% and net investment income would have decreased $4.2 million, or 5.3%, from the previous year. Additionally, the net proceeds from our IPO generated $1.8 million of one-time interest income prior to distribution to eligible members in 2007.

Realized losses on our investments totaled $11.5 million for year ended 2008, compared to a realized gain of $0.2 million for the previous year. The increase in realized losses in 2008 was driven by an OTTI of the fair value of equity and fixed maturity securities.

Expenses

Losses and LAE decreased 4.7% compared to the prior year. Excluding the impact of the AmCOMP acquisition, losses and LAE would have decreased 17.6%. The losses and LAE were 41.5% and 41.3% of net premiums earned for years ended December 31, 2008 and 2007, respectively. This decrease was primarily due to the period over period change in net premiums earned, which reduced losses and LAE by approximately $11.4 million. Additionally, favorable prior accident year loss development increased to $71.7 million for year ended 2008 compared to $60.0 million for year ended 2007. Our current year loss rate estimate was 68.9% for the year ended 2008 compared to 63.8% for 2007.

The table below reflects the losses and LAE reserve adjustments for the periods specified:

	Year Ended December 31,		Quarter Ended December 31,
	2008	2007	2008	2007
	(in millions)
Prior accident year favorable development	$71.7	$61.6	$18.4	$16.6
Commutation	—	(1.6)	—	—

Total accident year favorable development	$71.7	$60.0	$18.4	$16.6

LPT amortization of the deferred reinsurance gain	$18.4	$18.0	$4.5	$4.3
LPT reserve favorable change	—	—	—	—

There were no adjustments to the direct reserves subject to the LPT Agreement in either period. Excluding the impact from the LPT Agreement, losses and LAE would have been $154.9 million and $161.3 million, or 47.1% and 46.5% of net premiums earned for the year ended December 31, 2008 and 2007, respectively.

Commission expense decreased 1.6% year-over-year. Our commissions were 13.3% and 12.8% of net premiums earned for year ended December 31, 2008 and 2007, respectively. The decline in net premiums earned and agency incentive commissions resulted in a $3.1 million reduction in commission expense, which was partially offset by a $2.5 million favorable change in the LPT Agreement contingent commission in 2007.

Underwriting and other operating expenses increased 12.1% year-over-year. The increase is comprised primarily of $11.6 million in underwriting expenses resulting from the acquired operations of AmCOMP. Excluding the impact of the acquired operations of AmCOMP, underwriting expenses would have decreased $0.5 million. This decrease was the result of a reduction of $2.7 million in premium taxes as a result of lower net premiums earned. Professional fees also decreased $2.8 million due to one-time consulting fees related to our Sarbanes Oxley Act compliance and the conversion from a mutual insurance holding company to a stock company in 2007. These decreases were partially offset by an increase of $3.5 million in salaries and related benefits. Salary and benefit increases included annual salary increases, increased benefit costs for medical coverage and expenses related to the equity and incentive plans.

In 2008, income taxes decreased $20.3 million compared to the year ended December 31, 2007. This was due to a decrease in the effective tax rate for the twelve months ended December 31, 2008, to 9.2% compared to 20.3% for the same period in 2007. The decrease in the effective tax rate was primarily attributable to a change of $4.8 million for the final reversal of the liability for previously unrecognized tax benefit, including interest, and the reduction in reserves for periods prior to the privatization of the Fund, which were tax exempt.

Combined Ratio

The combined ratio increased by 5.5 percentage points for the year ended December 31, 2008, to 85.9% compared to 80.4% for the year ended December 31, 2007. Overall the increase in the combined ratio was the result of lower premium. The AmCOMP acquisition resulted in an increase in the combined ratio of 2.1 percentage points.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006:

	2007	2006	Increase (Decrease) 2007 Over 2006	Increase (Decrease) 2007 Over 2006
	(in thousands, except percentages)
Selected Financial Data
Gross premiums written	$350,696	$401,756	$(51,060)	(12.7)%
Net premiums written	338,569	387,184	(48,615)	(12.6)
Net premiums earned	$346,884	$392,986	$(46,102)	(11.7)
Net investment income	78,623	68,187	10,436	15.3
Realized gains on investments	180	54,277	(54,097)	(99.7)
Other income	4,236	4,800	(564)	(11.8)

Total revenues	429,923	520,250	(90,327)	(17.4)
Losses and LAE	143,302	129,755	13,547	10.4
Commission expense	44,336	48,377	(4,041)	(8.4)
Underwriting and other operating expenses	91,399	87,826	3,573	4.1
Income taxes	30,603	82,722	(52,119)	(63.0)

Total expenses	309,640	348,680	(39,040)	(11.2)

Net income	$120,283	$171,570	$(51,287)	(29.9)%

Selected Operating Data
Losses and LAE ratio	41.3%	33.0%	8.3%
Commission expense ratio	12.8	12.3	0.5
Underwriting and other operating expenses ratio	26.3	22.3	4.0
Combined ratio	80.4	67.7	12.7
Net income before impact of LPT Agreement(1)	$102,249	$152,197	$(49,948)	(32.8)%

(1)

We define net income before impact of LPT Agreement as net income less (a) amortization of deferred reinsurance gain—LPT Agreement and (b) adjustments to LPT Agreement ceded reserves. Deferred reinsurance gain—LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of LPT Agreement is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to net income before income taxes and net income or any other measure of performance derived in accordance with GAAP.

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

The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the periods presented:

	Year Ended December 31,
	2007	2006
	(in thousands)
Net income	$120,283	$171,570
Less: Impact of LPT Agreement:
Amortization of deferred reinsurance gain—LPT Agreement	18,034	19,373
Adjustment to LPT Agreement ceded reserves(a)	—	—

Net income before impact of LPT Agreement	$102,249	$152,197

(a)

Any adjustment to the estimated direct reserves ceded under the LPT Agreement is reflected in losses and LAE for the period during which the adjustment is determined, with a corresponding increase or decrease in net income in the period. There is a corresponding change to the reinsurance recoverables on unpaid losses as well as the deferred reinsurance gain. A cumulative adjustment to the amortization of the deferred gain is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. (See Note 10 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.)

Net Income

Net income decreased $51.3 million, or 29.9%, for the year ended December 31, 2007 when compared to the year ended December 31, 2006. Net income was primarily impacted by three items: a) a reduction in favorable losses and LAE reserve adjustments related to prior years from $107.1 million for the year ended December 31, 2006 to $61.6 million for the same period in 2007; b) realized gains of $54.1 million in 2006 primarily related to the portfolio reallocation in the fourth quarter; and c) the decrease in the effective tax rate to 20.3% in 2007 as compared to 32.5% in 2006.

Net income includes amortization of deferred reinsurance gain—LPT Agreement of $18.0 million and $19.4 million for the year ended December 31, 2007 and 2006, respectively. Excluding the impact of the LPT Agreement, net income would have been $102.2 million and $152.2 million for the year ended December, 2007 and 2006, respectively.

Revenues

Net premiums earned decreased 11.7% for the year ended December 31, 2007 when compared to the year ended December 31, 2006. The decrease was primarily due to premium rate decreases in California offset by an increase in total policy count. The 13.3% overall increase in policy count included a decline in policy count of 5.8% in Nevada as a result of our adherence to our underwriting guidelines and increased competitive pressures. In California, our largest market, our filed rates on new business and renewals as of December 31, 2007 were 14.0 % lower than December 31, 2006, offset by a 17.0% increase in policy count. The average in-force policy premium at December 31, 2007 decreased 15.8% to $9,704 from $11,528 at December 31, 2006.

Net investment income increased $10.4 million for the year ended December 31, 2007. The change was attributable to three factors: (a) an increase in fixed maturity securities resulting from the reallocation of the Company’s investment portfolio in the fourth quarter of 2006 which increased our portfolio yield; (b) an increase in the invested assets; and (c) interest income generated by higher cash balances. The pre-tax yield on invested assets increased approximately $1.9 million or approximately 15 basis points to 4.37% at December 31, 2007 as compared to 4.22% at December 31, 2006. The increase in our invested assets resulted in additional investment income of $6.3 million for the year ended December 31, 2007. The net proceeds from the IPO generated $1.8 million interest income prior to distribution to eligible members and higher cash balances generated $1.0 million of additional interest income.

Realized gains on investments decreased $54.1 million for the year ended December 31, 2007. The decrease was primarily attributable to a portfolio reallocation in the fourth quarter of 2006. The Company evaluated its equity portfolio at that time and elected to reduce the amount allocated to equity securities from 15.0% to the selected target of 6.0%. Equity sales of $169.2 million related to the portfolio reallocation generated realized gains of $49.2 million in 2006. In 2007, approximately $55.0 million of fixed maturity securities were sold to fund our stock repurchase program which resulted in a realized loss of $0.5 million.

There were no other bulk transactions involving the sale of securities in either 2007 or 2006. The remaining gains were primarily attributable to the sale of equity securities holdings, where the market value was influenced by the acquisitions or mergers of the companies issuing such securities. In 2007, these gains were offset by an other-than-temporary impairment of $1.2 million.

Expenses

Losses and LAE increased $13.5 million, or 10.4%, for the year ended December 31, 2007 when compared to the year ended December 31, 2006. Losses and LAE were 41.3% and 33.0% of net premiums earned for the years ended December 31, 2007 and 2006, respectively. 2006 losses and LAE were positively impacted by a large favorable prior accident year adjustment of $107.1 million taken primarily in the third quarter of 2006 in recognition of favorable development related to California regulatory reforms. In 2007, the prior year favorable losses and LAE development adjustment was $61.6 million, a decrease of $45.5 million when compared to 2006. As the impact of the California 2003 and 2004 regulatory reforms development become more known, it is expected that any continued adjustments due to favorable development attributable to the regulatory reforms will continue to moderate in amount. Current year losses and LAE rate estimates were approximately 1.4% lower in 2007. This improved loss and LAE rate was applied to lower net earned premium in 2007, which partially offset the decrease in favorable prior years development discussed above.

The table below reflects the losses and LAE reserve adjustments for the periods specified:

	Year Ended December 31,		Quarter Ended December 31,
	2007	2006	2007	2006
	(in millions)
Prior accident year favorable development	$61.6	$107.1	$16.6	$25.4
Commutation	(1.6)	—	—	—

Total accident year favorable development	$60.0	$107.1	$16.6	$25.4

LPT amortization of the deferred reinsurance gain	$18.0	$19.4	$4.3	$4.8
LPT reserve favorable change	—	—	—	—

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

Commission expense decreased $4.1 million, or 8.4%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. Commission expense was 12.8% and 12.3% of net premiums earned for the years ended December 31, 2007 and 2006, respectively. Commission expense decreased approximately $5.7 million due to the decrease in net earned premium and $2.7 million related to a favorable change in the estimated LPT Agreement contingent commission. The decrease in 2007 was partially offset by a two percentage point increase in our commission rate on select policies incepting July 2006 and after, which resulted in increased commission expense of $4.3 million.

Underwriting and other operating expenses increased $3.6 million, or 4.1% for the year ended December 31, 2007. The increase is composed primarily of a $9.4 million increase in salaries and benefits, with a related $3.0 million increase in general operating expenses and a $2.7 million increase in technology maintenance and depreciation. This was partially offset by a decrease of $9.4 million in professional fees and a reduction of $1.8 million in the premium related expenses of premium tax, bad debt and policyholder dividends.

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

Income taxes decreased $52.1 million, or 63.0%, for the year ended December 31, 2007, compared to the year ended December 31, 2006. The decrease in income taxes was primarily due to a $103.4 million decrease in pre-tax income and other tax items discussed below. The effective tax rate for the twelve months ended December 31, 2007, was 20.3% compared to 32.5% for the same period in 2006. The decrease in the effective tax rate was primarily due to three factors: a) a decline of $54.1 million in realized gains in 2007; b) an increase in the ratio of tax exempt interest and dividends to pre-tax income resulting from the Company’s reallocation of its investment portfolio in the fourth quarter 2006; and c) the $5.8 million reversal of a liability for previously unrecognized tax benefits, including related interest, in third quarter 2007. Additionally, in 2006 there were non-deductible expenses related to the conversion.

Combined Ratio

The combined ratio increased 12.7 percentage points for the year ended December 31, 2007 when compared to the year ended December 31, 2006. The change in the combined ratio was primarily due to recognition of a larger favorable prior accident year losses and LAE adjustment in 2006 as compared to 2007 and an increase in operating expenses in 2007.

Liquidity and Capital Resources

Operating Cash and Short-Term Investments

Parent Company. We are a holding company and substantially all of our operations have historically been conducted through our insurance subsidiaries, EICN and ECIC. On October 31, 2008, we completed the acquisition of AmCOMP and, as a result, added two new insurance subsidiaries, EPIC and EAC. We require cash to pay any dividends to our stockholders, repurchase common stock, make interest and principal payments on our outstanding debt obligations and to fund our operating expenses.

Dividend Capacity. The ability of EHI to fund its operations depends upon the surplus and earnings of its subsidiaries and their ability to pay dividends to EHI. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, see “Item 1—Business—Regulation—Financial, Dividend and Investment Restrictions” for a further discussion of the restrictions and requirements pertaining to the availability of additional dividends.

Based on reported capital, surplus and dividends paid within the last 12 months, the maximum dividends that may be paid by ECIC, EPIC and EAC in 2009 without prior approval by the respective state insurance regulator are $52.5 million, $17.7 million and $9.5 million, respectively. As a result of the approval of extraordinary dividends totaling $355.0 million from special surplus by the Nevada Commissioner in 2008, dividends paid by EICN in 2009 will require prior approval.

Stock Repurchases. On February 21, 2008, the EHI Board of Directors authorized a stock repurchase program of up to $100 million of the Company’s shares of common stock through June 30, 2009. On February 25, 2009, the Board of Directors extended this program through December 31, 2009. Shares may be purchased from time to time at prevailing market prices in the open market, subject to market conditions and other factors. We suspended the share repurchase program in September 2008, due to uncertainty in the capital and credit markets. There can be no assurance that we will complete any repurchases of our common stock pursuant to the program in the future. Through December 31, 2008, we repurchased 786,795 shares of common stock at the average price, including commissions, of $17.99 per share, for a total of approximately $14.2 million.

On May 10, 2007, the EHI Board of Directors authorized a stock repurchase program of up to $75.0 million of our common stock. The stock repurchase program was used to return value to our stockholders by reducing the number of shares outstanding. We began repurchasing shares on the open market on May 31, 2007, and completed the stock repurchase program on October 17, 2007. A total of 3,911,272 shares of common stock were repurchased at an average price of $19.18 per share.

Bank Line of Credit. On September 30, 2008, we entered into a second amendment to the Amended Credit Facility with Wells Fargo Bank, National Association (Amended Credit Facility), previously amended on May 23, 2008, under which we borrowed $150.0 million to facilitate the acquisition of AmCOMP and for general corporate purposes. The Amended Credit Facility provides us with: (a) $150.0 million line of credit through December 31, 2009; (b) $100.0 million line of credit from January 1, 2010 through December 31, 2010; and (c) $50.0 million line of credit from January 1, 2011 through March 26, 2011. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.25% above prime rate or (b) a fixed rate that is 1.25% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities that had a fair value of $210.5 million at December 31, 2008. The Amended Credit Facility contains customary non-financial covenants and requires us to maintain $7.5 million of cash and cash equivalents at all times at the holding company. We are currently in compliance with all applicable covenants.

At December 31, 2008, the principal balance outstanding was $150.0 million. In connection with the borrowing, we entered into an interest rate swap agreement for an interest rate of 4.84% on $100.0 million. The remaining $50.0 million bears interest at a fluctuating rate based on LIBOR plus 1.25%. Previously, we had no amounts outstanding under the Amended Credit Facility.

Operating Subsidiaries. The primary sources of cash for our insurance operating subsidiaries are funds generated from underwriting operations, investment income and maturities of investments. Our primary use of cash is to pay claims and operating expenses, to purchase investments, and the payment of dividends to the parent holding company as regulated by state insurance laws, “Item 1—Business—Regulation—Financial, Dividend and Investment Restrictions.”

Our net cash flows are generally invested in marketable securities. Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. We closely monitor the duration of these investments and investment purchases and sales are executed with the objective of having adequate funds available for the payment of claims. As our investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations. At December 31, 2008, our investment portfolio had an effective duration of 4.74 with individual maturities extending out to 35 years.

The availability of cash to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against severe claims and catastrophic events. On July 1, 2008, we entered into a new reinsurance program that is effective through July 1, 2009. The reinsurance program consists of three agreements, one excess of loss agreement and two catastrophic loss agreements. The reinsurance program provides coverage up to $200.0 million per loss occurrence, subject to certain exclusions. Our loss retention for the program year beginning July 1, 2008, is $5.0 million. The coverage is subject to an aggregate loss cession limitation in the first layer ($5.0 million in excess of our $5.0 million retention) of $20.0 million. Additionally, in the second through fifth layers of our reinsurance program, our ultimate net loss shall not exceed $10.0 million for any one life, and we are permitted one reinstatement for each layer upon the payment of additional premium. Effective November 1, 2008, our newly acquired insurance subsidiaries were included in our reinsurance program. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized for the above described retention.

Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners (NAIC) has a risk based capital (RBC) standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2008, the last date that we were required to update the annual RBC calculation, our insurance subsidiaries had total adjusted statutory surplus in excess of the prescribed RBC requirements that correspond to any level of regulatory action.

Prior to 2008, we met our cash requirements and financed our growth principally from underwriting operations, asset maturities, and investment income. The recent acquisition of AmCOMP in 2008 was funded through a combination of available cash and proceeds from our Amended Credit Facility.

As of December 31, 2008, we had cash, short-term investments and fixed maturity securities that will mature over the next 24 months of approximately $469.8 million. We plan to repay $50 million of the line of credit provided by the Amended Credit Facility on or before each December 31, 2009 and 2010. Additionally, we expect one-time AmCOMP integration costs of approximately $9.6 million in 2009. Other capital expenditures may include such things as stock repurchases, future stockholder dividends, and support of our growth strategy. We believe that our liquidity needs over the next 24 months will be met with cash from operations, maturing investments and prudent use of our credit.

Cash Flows

We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.

The table below shows our recent net cash flows:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Cash and cash equivalents provided by (used in)
Operating activities	$67,314	$120,154	$121,811
Investing activities	(135,073)	10,160	(99,833)
Financing activities	120,949	(60,595)	(3,077)

Increase in cash and cash equivalents	$53,190	$69,719	$18,901

Cash Flows For the Years Ended December 31, 2008 and 2007. The $52.8 million decrease in net cash flow from operations for the year ended December 31, 2008, compared to the prior year, was primarily due to a decrease of $21.9 million in premiums received, an increase of $35.3 million in losses and LAE paid and $5.9 million in underwriting expenses paid. These increases were offset by a $9.8 million decrease in income taxes paid and a $3.2 million decrease in commissions and premium taxes paid. The decrease in underwriting expenses paid was related to the acquired operating expenses of AmCOMP.

Investing activities resulted in net cash used of $135.1 million for the year ended December 31, 2008, compared to net cash provided of $10.2 million in 2007. Investing used $188.4 million for the acquisition of AmCOMP. This was partially offset by $24.5 million of cash and cash equivalents received in the acquisition and lower net purchases of securities.

Financing activities provided net cash of $120.9 million for the year ended 2008 compared to net cash used of $60.6 million for 2007. In 2008, the Amended Credit Facility provided $150.0 million that was primarily used to finance the acquisition of AmCOMP. Additionally, 2008 stock repurchases were reduced to $14.2 million from $75.0 million in 2007. This was offset by $23.7 million cash provided by our IPO in 2007.

Cash Flows For the Years Ended December 31, 2007 and 2006. Cash and cash equivalents increased $50.8 million to $69.7 for the year ended December 31, 2007. The net cash changes were: $1.7 million decrease in operating activities, $110.0 million increase in investing activities and $57.5 million decrease in financing activities as compared to the year ended December 31, 2006. The decrease in net cash from operations was primarily due to a decrease of $40.8 million in premiums received offset by a $36.1 million decrease in incomes taxes paid. The net investment purchases decreased as we reinvested our cash in financing activities in order to facilitate the repurchase of our common stock, to pay stockholder dividends, and to build cash to support our growth. The majority of cash used by financing activities was used to repurchase $75.0 million of our common stock and to pay stockholder dividends of $9.3 million.

We completed our IPO and conversion from a mutual insurance company to a stock company on February 5, 2007. The cash proceeds from the IPO were approximately $472.7 million, after deducting approximately $34.0 million in underwriting discounts and commissions and approximately $16.3 million in other expenses related to the IPO and the conversion. We used approximately $11.7 million of our net proceeds for required mandatory cash distributions to our eligible members, and approximately $451.3 million was distributed to eligible members electing to receive cash in the conversion. We retained approximately $9.7 million of net proceeds from the IPO, which was used for repurchases of our common stock, payments of stockholder dividends and general corporate purposes.

Investments

As of December 31, 2008, the amortized cost of our investment portfolio was $1.99 billion and the fair value was $2.04 billion.

We employ an investment strategy that emphasizes asset quality and considers the durations of fixed maturity securities against anticipated claim payments and expenditures or other liabilities. The amounts and types of our investments are governed by statutes and regulations in states in which our insurance subsidiaries are domiciled. Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Currently, we make claim payments from positive cash flow from operations and invest excess cash in securities with appropriate duration targets to balance against anticipated future claim payments.

At December 31, 2008, our investment portfolio, which is classified as available-for-sale, was made up almost entirely of investment grade fixed maturity securities whose fair values may fluctuate due to the latest interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. As of December 31, 2008, our investments (excluding cash and cash equivalents) had a duration of 4.74. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We strive to limit credit risk by investing in a fixed maturity securities portfolio that is heavily weighted toward short-term to intermediate-term investment grade securities rated “A” or better. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be “AA.” As of December 31, 2008, our fixed maturity securities portfolio had an average quality of “AA+,” with approximately 79.9% of the carrying value of our investment portfolio rated “AA” or better.

We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, changes in market prices of the equity securities we hold in our combined investment portfolio result in increases or decreases in our total assets. In order to minimize our exposure to equity price risk, we invest primarily in equity securities of mid-to-large capitalization issuers and seek to diversify our equity holdings across several industry sectors. Our objective has been to reduce equity exposure as a percentage of our total portfolio by increasing our fixed maturity securities. Our investment strategy allows a maximum exposure of 20% of our total combined investment portfolio in equity securities, with our current equity allocation at 2.9% of the total portfolio at December 31, 2008. Our equity position has fallen below our selected target of 6.0% due to declining market valuations and the consolidation of the AmCOMP investment portfolio into ours.

Our equity allocation at September 30, 2006, was above our selected target of 6%, at 15% of our total combined investment portfolio. We evaluated our portfolio equity allocation during the fourth quarter of 2006 and elected to reduce the amount allocated to equity securities to the target level during that period. This portfolio reallocation also increased the fixed maturity securities to 94% of the total portfolio and reduced our exposure to market volatility. The additional fixed maturity securities generated additional investment income in 2007 and 2008, as compared to 2006.

Our investment strategy focuses on maximizing economic value through dynamic asset and liability management, subject to regulatory and rating agency constraints, at the consolidated and individual company level. The asset allocation is reevaluated by the Finance Committee of the Board of Directors at a detailed level on a quarterly basis. We employ Conning as our independent investment manager. Conning follows our written investment guidelines based upon strategies approved by our Board of Directors. In addition to the construction and management of the portfolio, we utilize investment advisory services of Conning. These services include investment accounting and company modeling using Dynamic Financial Analysis (DFA). The DFA tool is utilized in developing a tailored set of portfolio targets and objectives, which in turn, is used in constructing an optimal portfolio.

Prior to the acquisition, AmCOMP employed Regions Bank to act as its independent investment advisor. Regions Bank followed AmCOMP’s written investment guidelines based upon strategies approved by AmCOMP’s Board of Directors. AmCOMP’s investment portfolio consisted solely of fixed maturity securities. The portfolio held no asset-backed securities except for mortgage-backed securities. As of October 31, 2008, the date of the acquisition, the fair value of AmCOMP’s investment portfolio was $418.6 million. Subsequent to the acquisition, we consolidated the AmCOMP investment portfolio into ours, which is managed by Conning.

The following table shows the fair value, the percentage of the fair value to total invested assets and the tax equivalent yield based on the fair value of each category of invested assets as of December 31, 2008:

Category	Fair Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasury securities	$162,321	7.9%	4.17
U.S. Agency securities	157,092	7.7	4.69
Tax-exempt municipal securities	983,811	48.2	5.64
Corporate securities	297,316	14.6	6.30
Mortgage-backed securities	329,259	16.1	5.77
Commercial mortgage-backed securities	37,588	1.8	5.02
Asset-backed securities	17,028	0.8	4.92
Equities	58,526	2.9	3.80

Total	$2,042,941	100.0%

Weighted average yield			5.52

The average credit rating for our fixed maturity securities investment portfolio, using ratings assigned by Standard & Poor’s, was “AA+” at December 31, 2008. The following table shows the Standard & Poor’s ratings distribution of our fixed maturity portfolio as of December 31, 2008 as a percentage of total market value:

Rating	Percentage of Total Market Value
“AAA”	45.7%
“AA”	34.2
“A”	15.2
“BBB”	4.9

Total	100.0%

We regularly assess individual securities as part of our ongoing portfolio management, including the identification of declines in fair values. All securities in an unrealized loss position are reviewed to determine whether the impairment is other-than-temporary. Factors considered in determining whether a decline is other-than-temporary include the length of time and the extent to which fair value has been below cost, historical and projected company financial performance and near-term prospects of the issuer, the outlook for industry sectors, credit ratings and macro-economic changes and our ability and intent to hold the security until its expected recovery or maturity. For the year ended December 31, 2008, we recognized a total impairment of $12.7 million in the fair value of our investment portfolio. The fair value of equity securities was impaired $10.8 million as a result of the severity and duration of the decline in market value of these securities primarily due to market conditions. Our fixed maturity securities were impaired $1.9 million due to the credit downgrades and increased credit risk of issuers in the financial services sector.

Based on our review as described above, we believe that we have appropriately identified the declines in the fair values of our unrealized losses at December 31, 2008 and 2007. We determined that the remaining unrealized losses on fixed maturity securities were primarily the result of the interest rate environment and not the credit quality of the issuers. We also determined that the remaining unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and the near term prospects of the issuers. We have the ability and intent to hold securities with unrealized losses for a sufficient amount of time for them to recover their values or reach maturity.

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of our investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At December 31, 2008
U.S. government	$266,028	$28,821	$—	$294,849
All other governments	1,881	15	—	1,896
States and political subdivisions	581,938	13,247	(6,719)	588,466
Special revenue	393,450	8,408	(12,109)	389,749
Public utilities	24,985	348	(417)	24,916
Industrial and miscellaneous	223,352	7,441	(5,153)	225,640
Mortgage-backed securities	378,593	12,939	(7,657)	383,875

Total fixed maturity investments	1,870,227	71,219	(32,055)	1,909,391
Short-term investments	74,952	306	(234)	75,024

Total fixed maturity and short-term investments	1,945,179	71,525	(32,289)	1,984,415
Equity securities	43,014	16,532	(1,020)	58,526

Total investments	$1,988,193	$88,057	$(33,309)	$2,042,941

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At December 31, 2007
U.S. government	$277,270	$10,917	$(10)	$288,177
All other governments	4,842	—	(22)	4,820
States and political subdivisions	547,153	6,957	(1,050)	553,060
Special revenue	337,669	6,026	(1,293)	342,402
Public utilities	19,313	274	(50)	19,537
Industrial and miscellaneous	160,255	2,601	(557)	162,299
Mortgage-backed securities	247,657	1,949	(998)	248,608

Total fixed maturity investments	1,594,159	28,724	(3,980)	1,618,903
Short-term investments	—	—	—	—

Total fixed maturity and short-term investments	1,594,159	28,724	(3,980)	1,618,903
Equity securities	60,551	48,018	(1,192)	107,377

Total investments	$1,654,710	$76,742	$(5,172)	$1,726,280

The amortized cost and fair value of fixed maturity investments at December 31, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$152,389	$153,883
Due after one year through five years	460,937	477,808
Due after five years through ten years	511,539	531,640
Due after ten years	441,721	437,209
Mortgage-backed securities	378,593	383,875

Total	$1,945,179	$1,984,415

Net realized and unrealized investment (losses) gains on fixed maturity investments and equity securities were as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Net realized (losses) gains:
Fixed maturity investments	$(560)	$(120)	$(441)
Equity securities	(10,964)	300	54,718

	$(11,524)	$180	$54,277

Change in fair value over cost or amortized cost:
Fixed maturity investments	$14,420	$18,670	$1,932
Equity securities	(31,314)	8,015	(21,008)
Short-term investments	72	—	—

	$(16,822)	$26,685	$(19,076)

Net investment income was as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Fixed maturity investments	$72,602	$72,408	$62,448
Equity securities	1,855	1,920	4,055
Short-term investments and cash equivalents	6,017	6,453	3,701

	80,474	80,781	70,204
Investment expenses	(2,412)	(2,158)	(2,017)

Net investment income	$78,062	$78,623	$68,187

We are required by various state regulations to keep securities or letters of credit on deposit with the states in which we do business in a depository account. At December 31, 2008 and 2007, securities having a fair market value of $582.1 million and $516.0 million, respectively, were on deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair market value of securities held in trust at December 31, 2008 and 2007 was $6.7 million and $4.9 million, respectively.

Our borrowings require the maintenance of collateral. The Amended Credit Facility is secured by fixed maturity securities with a fair value of $210.5 million at December 31, 2008, and requires a minimum $7.5 million cash balance.

Contractual Obligations and Commitments

The following table identifies our long-term debt and contractual obligations as of December 31, 2008:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Notes payable(1)	$250,032	$60,017	$112,649	$4,023	$73,343
Operating leases	34,081	7,702	11,523	6,868	7,988
Capital leases	456	341	115	—	—
Purchased liabilities	3,109	2,238	871	—	—
Losses and LAE reserves(2)(3)	2,506,478	272,156	329,088	208,204	1,697,030

Total contractual obligations	$2,794,156	$342,454	$454,246	$219,095	$1,778,361

(1)

Notes payable obligations reflect payments for the principal and estimated interest expense that is based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of December 31, 2008. The interest rates range from 1.69% to 5.68%.

(2)	The losses and LAE reserves are presented gross of our reinsurance recoverables on unpaid losses, which are as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Reinsurance recoverables	$(1,076,350)	$(44,550)	$(85,628)	$(81,263)	$(864,909)

(3)	Estimated losses and LAE reserve payment patterns have been computed based on historical information. As a result, our calculation of loss and LAE reserve payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our reserving process, see “—Critical Accounting Policies—Reserves for Losses and Loss Adjustment Expenses.” Actual payments of losses and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of losses and LAE reserves vary from actual ultimate claims amounts as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), —Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) significantly changes the accounting for business combinations and requires the acquiring entity in the transaction to recognize the acquired assets and assumed liabilities at the acquisition-date fair value with limited exceptions. We adopted SFAS No. 141(R) on January 1, 2009 and it will have an impact on the consolidated financial statements for any future business combinations. Early adoption was prohibited.

In March 2008, the FASB issued SFAS No. 161 Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB No. 133 (SFAS No. 161). SFAS No. 161 expands the disclosure requirements in SFAS 133 Accounting for Derivative Instruments and Hedging Activities about an entity’s derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 was adopted by us on January 1, 2009. SFAS No. 161 did not have a significant impact on our consolidated financial statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. We adopted FSP FAS 157-3 for the period ended September 30, 2008, and the adoption did not have a significant impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.

Credit Risk

Investments

Our fixed maturity securities portfolio is also exposed to credit risk, which we attempt to manage through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of fixed maturity securities in our investment portfolio, as well as restrictions on investments in fixed maturity securities of a single issuer. As of December 31, 2008, all but one of the fixed maturity securities in our portfolio were rated investment grade by the Securities Valuation office of the NAIC or by Standard & Poor’s, Moody’s or Fitch.

Reinsurance

We are subject to credit risk with respect to our reinsurers. Although our reinsurers are liable to us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance agreements do not limit our ultimate obligations to pay claims to policyholders and we may not recover claims made to our reinsurers. We address this credit risk by selecting reinsurers with an A.M. Best rating of “A-” or better and by performing credit reviews on our reinsurers. The A.M. Best ratings of our reinsurance carriers as of December 31, 2008 are set forth in this report under “Item 1—Business—Reinsurance.”

Interest Rate Risk

Credit Facilities and Third Party Surplus Notes

Our exposure to market risk for changes in interest rates applies to the interest expense of variable rate debt under our bank credit facility and our insurance subsidiaries’ surplus notes issued to unaffiliated third parties. The interest rates we pay increases and decreases with changes to LIBOR. We have, and may continue to utilize, derivative products such as interest rate swaps to manage interest rate risk.

Investments

Our investment portfolio consists primarily of fixed maturity securities, all of which were classified as available-for-sale as of December 31, 2008. The primary market risk exposure to our fixed maturity securities portfolio is interest rate risk, which we strive to limit by managing duration. As of December 31, 2008, our investments (excluding cash and cash equivalents) had a duration of 4.74. Interest rate risk includes the risk that a security’s value will change due to a change in interest rates. For example, the fair value of our fixed maturity securities portfolio is directly impacted by changes in market interest rates. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We manage interest rate risk by instructing our investment manager to select fixed income investments consistent with our investment strategy. To minimize interest rate risk, our portfolio is weighted toward short- term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the impact of interest rate changes on our liquidity obligations.

Sensitivity Analysis

Sensitivity analysis is a measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In our sensitivity analysis model, we select a hypothetical change in market rates that reflects what we believe are reasonably possible near-term changes in those rates. The term “near-term” means a period of time going forward up to one year from the date of the consolidated financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.

In this sensitivity analysis model, we use fair values to measure our potential loss. The sensitivity analysis model includes fixed security maturities and short-term investments.

For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of December 31, 2008.

The following table summarizes the estimated change in fair value on our fixed maturity securities including short-term investments, valued at $1.98 billion as of December 31, 2008, based on specific changes in interest rates:

Changes in Interest Rates	Estimated Increase (Decrease) in Fair Value
	(in thousands, except percentages)
300 basis point rise	$(295,082)	(14.9)%
200 basis point rise	(203,204)	(10.2)
100 basis point rise	(104,182)	(5.2)
50 basis point decline	53,579	2.7
100 basis point decline	107,357	5.4

The sensitivity analysis model produces a predicted pre-tax loss in fair value of market-sensitive instruments of $104.2 million, or 5.2% based on a 100 basis point increase in interest rates as of December 31, 2008. This loss amount reflects the impact of an interest rate increase on the fair value of our fixed maturity securities and short-term investments, which constituted approximately 97.1% of our total invested assets as of December 31, 2008.

With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (FAS 91), issued by the FASB, which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage backed securities were purchased at significant discounts or premiums to par value. As of December 31, 2008, the par value of our mortgage-backed securities holdings was $322.4 million. Amortized cost is 98.7% of par value. Since a majority of our mortgage-backed securities were purchased at a premium or discount that is significant as a percentage of par, a FAS 91 adjustment could have a significant effect on investment income. However, given the current economic conditions and prevailing interest rate environment, the rate of prepayments is unlikely to accelerate. The mortgage backed securities portion of the portfolio totaled 18.8% of total investments as of December 31, 2008. Agency backed mortgage pass-throughs totaled $325.1 million, or 84.7% of the mortgage-backed securities portion of the portfolio, and 15.9% of the total portfolio.

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of the equity securities we hold in our investment portfolio result in decreases in the value of our total assets. In order to minimize our exposure to equity price risk, we invest primarily in the equity securities of mid-to-large capitalization issuers and seek to diversify our equity holdings across several industry sectors. In addition, we currently limit the percentage of equity securities held in our investment portfolio to 20% or less of our total investment portfolio. At December 31, 2008, equity securities have a fair value of $58.5 million, or 2.9% of our investment portfolio.

The table below shows the sensitivity of price changes to our equity securities owned as of December 31, 2008:

	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Total Equity Securities
	(in thousands)
Domestic equities	$43,014	$58,526	$52,673	$(5,853)	$64,379	$5,853

Total	$43,014	$58,526	$52,673	$(5,853)	$64,379	$5,853

Effects of Inflation

The effects of inflation could impact our financial statements and results of operations. Our estimates for losses and loss adjustment expenses include assumptions about future payments for closure of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established, we will be required to increase reserves for losses and loss adjustment expenses with a corresponding reduction in our earnings in the period in which the deficiency is identified. We consider inflation in the reserving process by reviewing cost trends and our historical reserving results. Additionally, an actuarial estimate of increased costs is considered in setting adequate rates, especially as it relates to medical and hospital rates where historical inflation rates have exceeded general inflation rates.

Fluctuations in rates of inflation also influence interest rates, which in turn impact the market value of our investment portfolio and yields on new investments. Operating expenses, including payrolls, are impacted to a certain degree by the inflation rate.

Item 8. Financial Statements and Supplementary Data

Audited Financial Statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008:

The following financial statement schedules are filed in Item 15 of Part III of this report:

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	144
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	149

Pursuant to Rule 7-05 of Regulation S-X, Schedules I, III, IV and V have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Employers Holdings, Inc. and subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission (SEC), internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP).

The Company’s internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of its management and Board of Directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Subject to the exception described below, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). As allowed for by the SEC, management’s assessment of the effectiveness of the Company’s internal control over financial reporting excludes the evaluation of the internal controls over financial reporting of AmCOMP Incorporated and its subsidiaries (AmCOMP), which were acquired on October 31, 2008. AmCOMP represents approximately $673.9 million of total assets and $12.0 million of net assets as of December 31, 2008 and approximately $31.6 million of revenues and $1.1 million of net income for the year ended December 31, 2008 of the Company’s consolidated financial statements.

Based on this assessment, management did not identify any material weaknesses in the internal control over financial reporting and management has concluded that the Company’s internal control over financial reporting (excluding the internal control over financial reporting of AmCOMP) was effective as of December 31, 2008.

The Company’s independent registered public accounting firm, Ernst and Young LLP, has independently assessed the effectiveness of the Company’s internal control over financial reporting. A copy of their report is included in Item 8 of this Annual Report on Form 10-K.

February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Employers Holdings, Inc. and Subsidiaries

We have audited Employers Holdings, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of AmCOMP incorporated and its subsidiaries (AmCOMP), which is included in the 2008 consolidated financial statements of the Company and constituted 17.9% and 3.8% of total assets and net assets, respectively, as of December 31, 2008 and 8.9% and 1.1% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of AmCOMP.

In our opinion, Employers Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Employers Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Employers Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Employers Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Employers Holdings, Inc. and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Employers Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 26, 2009

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2008	2007
	(in thousands, except share data)
Assets
Available for sale:
Fixed maturity investments at fair value (amortized cost $1,870,227 in 2008 and $1,594,159 in 2007)	$1,909,391	$1,618,903
Equity securities at fair value (cost $43,014 in 2008 and $60,551 in 2007)	58,526	107,377
Short-term investments at fair value (amortized cost $74,952 at December 31, 2008)	75,024	—

Total investments	2,042,941	1,726,280
Cash and cash equivalents	202,893	149,703
Accrued investment income	24,201	19,345
Premiums receivable, less bad debt allowance of $7,911 in 2008 and $6,037 in 2007	91,273	36,402
Reinsurance recoverable for:
Paid losses	12,723	10,218
Unpaid losses, less allowance of $1,335 in 2008 and $1,308 in 2007	1,075,015	1,051,333
Funds held by or deposited with reinsureds	88,163	95,884
Deferred policy acquisition costs	32,365	14,901
Federal income taxes recoverable	11,042	—
Deferred income taxes, net	80,968	59,730
Property and equipment, net	14,098	14,133
Intangible assets, net	18,218	—
Goodwill	36,192	—
Other assets	26,621	13,299

Total assets	$3,756,713	$3,191,228

Liabilities and Equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,506,478	$2,269,710
Unearned premiums	139,310	63,924
Policyholders’ dividends accrued	8,737	386

Total claims and policy liabilities	2,654,525	2,334,020
Commissions and premium taxes payable	12,691	7,493
Federal income taxes payable	—	13,884
Accounts payable and accrued expenses	24,192	20,682
Deferred reinsurance gain—LPT Agreement	406,581	425,002
Notes payable	182,000	—
Other liabilities	31,996	10,694

Total liabilities	3,311,985	2,811,775
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,528,207 and 53,527,907 shares issued and 48,830,140 and 49,616,635 shares outstanding at December 31, 2008 and 2007, respectively	535	535
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	306,032	302,862
Retained earnings	194,509	104,536
Accumulated other comprehensive income, net	32,804	46,520
Treasury stock, at cost (4,698,067 shares at December 31, 2008 and 3,911,272 shares at December 31, 2007)	(89,152)	(75,000)

Total stockholders’ equity	444,728	379,453

Total liabilities and stockholders’ equity	$3,756,713	$3,191,228

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Revenues
Net premiums earned	$328,947	$346,884	$392,986
Net investment income	78,062	78,623	68,187
Realized (losses) gains on investments, net	(11,524)	180	54,277
Other income	1,293	4,236	4,800

Total revenues	396,778	429,923	520,250
Expenses
Losses and loss adjustment expenses	136,515	143,302	129,755
Commission expense	43,618	44,336	48,377
Underwriting and other operating expenses	102,459	91,399	87,826
Interest expense	2,135	—	—

Total expenses	284,727	279,037	265,958

Net income before income taxes	112,051	150,886	254,292
Income taxes	10,266	30,603	82,722

Net income	$101,785	$120,283	$171,570

Net income after date of conversion (Note 3)		$113,812

Earnings per common share for the stated periods (Note 19):

	Year Ended December 31, 2008	February 5, 2007 through December 31, 2007
Basic	$2.07	$2.19

Diluted	$2.07	$2.19

	Pro Forma for the Years Ended December 31,
	2007	2006
Basic	$2.32	$3.43

Diluted	$2.32	$3.43

	Years Ended December 31,
	2008	2007	2006
Cash dividends declared per common share	$0.24	$0.18	$—

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Shareholder Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock, at Cost	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2006	—	$—	$—	$103,032	$41,575	$—	$144,607
Comprehensive income:
Net income for the period	—	—	—	171,570	—	—	171,570
Change in net unrealized gains on investments, net of taxes	—	—	—	—	(12,400)	—	(12,400)

Total comprehensive income							159,170

Balance, December 31, 2006	—	$—	$—	$274,602	$29,175	$—	$303,777

Balance, January 1, 2007	—	$—	$—	$274,602	$29,175	$—	$303,777
Conversion transaction (Note 3)	22,765,407	227	(182,143)	(281,073)	—	—	(462,989)
Initial public offering transaction (Note 3)	30,762,500	308	483,285	—	—	—	483,593
Stock-based compensation (Note 15)	—	—	1,720	—	—	—	1,720
Acquisition of treasury stock (Note 14)	—	—	—	—	—	(75,000)	(75,000)
Dividend to common stockholders	—	—	—	(9,276)	—	—	(9,276)
Comprehensive income:
Net income before conversion	—	—	—	6,471	—	—	6,471
Net income after conversion	—	—	—	113,812	—	—	113,812

Net income for the period	—	—	—	120,283	—	—	120,283
Change in net unrealized gains on investments, net of taxes	—	—	—	—	17,345	—	17,345

Total comprehensive income							137,628

Balance, December 31, 2007	53,527,907	$535	$302,862	$104,536	$46,520	$(75,000)	$379,453

Balance, January 1, 2008	53,527,907	$535	$302,862	$104,536	$46,520	$(75,000)	$379,453
Stock-based compensation (Note 15)	—	—	3,161	—	—	—	3,161
Stock options exercised	300	—	5	—	—	—	5
Acquisition of treasury stock (Note 14)	—	—	—	—	—	(14,152)	(14,152)
Dividend to common stockholders	—	—	4	(11,812)	—	—	(11,808)
Comprehensive income:
Net income for the period	—	—	—	101,785	—	—	101,785
Change in net unrealized gains on investments, net of taxes	—	—	—	—	(13,716)	—	(13,716)

Total comprehensive income							88,069

Balance, December 31, 2008	53,528,207	$535	$306,032	$194,509	$32,804	$(89,152)	$444,728

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Operating activities
Net income	$101,785	$120,283	$171,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,226	6,406	4,152
Stock-based compensation	3,161	1,720	—
Amortization of premium on investments, net	6,226	6,430	5,496
Allowance for doubtful accounts—premiums receivable	(705)	(874)	294
Allowance for doubtful accounts—unpaid reinsurance recoverable	27	32	—
Deferred income tax expense	4,511	4,779	5,980
Realized losses (gains) on investments, net	11,524	(180)	(54,277)
Realized losses on retirement of assets	22	23	—
Change in operating assets and liabilities, net of effect of acquisition:
Accrued investment income	(469)	(914)	(4,135)
Premiums receivable	23,203	15,783	8,206
Reinsurance recoverable on paid and unpaid losses	37,938	46,317	43,266
Funds held by or deposited with reinsureds	7,721	7,071	11,220
Unpaid losses and loss adjustment expenses	(71,980)	(38,045)	(42,226)
Unearned premiums	(20,471)	(9,331)	(7,480)
Federal income taxes payable	(20,672)	(10,378)	4,393
Accounts payable, accrued expenses and other liabilities	(3,527)	(9,428)	11,025
Deferred reinsurance gain—LPT Agreement	(18,421)	(18,034)	(19,373)
Other	215	(1,506)	(16,300)

Net cash provided by operating activities	67,314	120,154	121,811
Investing activities
Purchase of fixed maturities	(113,587)	(252,275)	(678,026)
Purchase of equity securities	(558)	(1,037)	(12,224)
Proceeds from sale of fixed maturities	42,467	208,697	245,216
Proceeds from sale of equity securities	4,010	4,264	189,815
Proceeds from maturities and redemptions of investments	105,424	55,475	165,021
Cash paid for acquisition, net of cash and cash equivalents acquired	(168,903)	—	—
Capital expenditures and other, net	(3,926)	(4,964)	(9,635)

Net cash (used in) provided by investing activities	(135,073)	10,160	(99,833)

Financing activities
Issuance of common stock, net	—	486,670	(3,077)
Cash paid to eligible policyholders under plan of conversion	—	(462,989)	—
Acquisition of treasury stock	(14,152)	(75,000)	—
Dividend paid to stockholders	(11,808)	(9,276)	—
Debt issuance costs	(375)	—	—
Payments on notes payable	(2,678)	—	—
Proceeds from notes payable	150,000	—	—
Other	(38)	—	—

Net cash provided by (used in) financing activities	120,949	(60,595)	(3,077)

Net increase in cash and cash equivalents	53,190	69,719	18,901
Cash and cash equivalents at the beginning of the year	149,703	79,984	61,083

Cash and cash equivalents at the end of the year	$202,893	$149,703	$79,984

Cash paid for income taxes	$22,526	$36,200	$72,349
Cash paid for interest	$1,782	$—	$—
Schedule of non-cash transactions
Stock issued in exchange for membership interest	$—	$281,073	$—

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

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

On October 31, 2008 (Acquisition Date), the Company acquired 100% of the outstanding common stock of AmCOMP Incorporated (AmCOMP), including two insurance subsidiaries, AmCOMP Preferred Insurance Company and AmCOMP Assurance Corporation (see Note 4). On December 16, 2008, the Florida Commissioner approved the name changes of AmCOMP Preferred Insurance Company and AmCOMP Assurance Corporation to Employers Preferred Insurance Company (EPIC) and Employers Assurance Company (EAC), respectively.

Through its four wholly owned insurance subsidiaries, EICN, Employers Compensation Insurance Company (ECIC), EPIC and EAC, EHI is engaged in the commercial property and casualty insurance industry, specializing in workers’ compensation products and services. EICN, domiciled in Nevada, ECIC, domiciled in California, and EPIC and EAC, both domiciled in Florida, provide insurance to employers against liability for workers’ compensation claims in 29 states. For the year ended December 31, 2008, approximately 69.4%, 11.6% and 1.4% of the Company’s direct premiums written was in California, Nevada and Florida, respectively. Unless otherwise indicated, all references to the “Company” refer to EHI, together with its subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and all intercompany transactions and balances have been eliminated in consolidation. The accompanying consolidated statement of income for the year ended December 31, 2008, does not include the results of AmCOMP for the period prior to the Acquisition Date.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are the estimate of unpaid losses and loss adjustment expenses, evaluation of reinsurance recoverables, recognition of premium revenue, deferred policy acquisition costs, deferred income taxes, policyholders’ dividends, the valuation of assets acquired and liabilities assumed in its business combination and the valuation of investments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents.

Investments

The Company’s investments in fixed maturity securities, equity securities and short-term investments, with remaining maturities of one year or less at the time of acquisition, are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of equity, net of deferred taxes, in net accumulated other comprehensive income.

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

When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in earnings as a realized loss on investments. The determination of other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary unless management has the ability and intent to hold a security to recovery or maturity. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified (see Note 6).

Recognition of Revenue and Expense

Revenue Recognition

Premiums are billed and collected according to policy terms, predominantly in the form of installments during the policy period. Premiums are earned pro rata over the terms of the policies. Billed premiums applicable to the unexpired terms of policies in-force are recorded in the accompanying consolidated balance sheets as a liability for unearned premiums.

Earned premiums include an estimate for earned but unbilled premiums. The Company estimates the amount of earned but unbilled premiums by analyzing the historical final premium billed compared to the original estimated amounts billed and applying this adjustment percentage against premium earned on policies that have not yet had a final billing. Estimated earned but unbilled premiums included in premiums receivable were $6.1 million and $20.7 million at December 31, 2008 and 2007, respectively.

The Company establishes an allowance for bad debts (bad debt allowance) on its premiums receivable through a charge to allowance for bad debt, included in underwriting and other operating expenses in the accompanying consolidated statements of income. This bad debt allowance is determined based on estimates and assumptions to project future experience. After all collection efforts have been exhausted, the Company reduces the bad debt allowance for write-offs of premiums receivable that have been deemed uncollectible. The Company periodically reviews the adequacy of the bad debt allowance and makes adjustments as necessary. Future additions to the bad debt allowance may be necessary based on changes in the general economic conditions and the policyholders’ financial conditions. The Company had write-offs, net of recoveries of amounts previously written off, of $1.0 million, $0.8 million, and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of commissions, premium taxes and certain other underwriting costs that vary with, and are primarily related to, the production of new or renewal business, are deferred and amortized as the related premiums are earned.

A premium deficiency is recognized if the sum of expected claims costs, claims adjustment expenses, expected dividends to policyholders, unamortized acquisition costs and policy maintenance costs exceed the related unearned premiums and future investment income from related in force policies. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency was greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. There was no premium deficiency at December 31, 2008 or 2007.

Deferred policy acquisition costs were $32.4 million and $14.9 million at December 31, 2008 and 2007, respectively. Amortization for the years ended December 31, 2008, 2007 and 2006, was $51.2 million, $46.1 million and $58.4 million, respectively.

Unpaid Loss and Loss Adjustment Expense (LAE) Reserves

Loss and LAE reserves represent management’s best estimate of the ultimate net cost of all reported and unreported losses incurred for the applicable periods. The estimated reserves for losses and LAE include the accumulation of estimates for losses and claims reported prior to the balance sheet date, estimates (based on projections of relevant historical data) of claims incurred but not reported, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Amounts reported are necessarily subject to the impact of future changes in economic, regulatory and social conditions. Management believes that, subject to the inherent variability in any such estimate, the reserves are within a reasonable and acceptable range of adequacy. Estimates for losses and claims reported prior to the balance sheet date are continually monitored and reviewed, and as settlements are made or reserves adjusted, the differences are reported in current operations. Salvage and subrogation recoveries are estimated based on a review of the level of historical salvage and subrogation recoveries.

Reinsurance

In the ordinary course of business and in accordance with general insurance industry practices, the Company purchases excess of loss reinsurance to protect the Company against the impact of large and/or catastrophic losses in its workers’ compensation business. Additionally, the Company is a party to a 100% quota share retroactive reinsurance agreement, (see Note 10). This reinsurance reduces the financial impact of such losses on current operations and the equity of the Company. Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance coverage provided. It does not, however, discharge the Company from its liability to its policyholders in the event the reinsurer is unable or unwilling to meet its obligations under its reinsurance agreement with the Company.

Net earned premium and losses and LAE incurred are stated in the accompanying consolidated statements of income after deduction of amounts ceded to reinsurers. Balances due from reinsurers on unpaid losses, including an estimate of such recoverables related to reserves for incurred but not reported losses, are reported as assets and are included in reinsurance recoverables even though amounts due on unpaid losses and LAE are not recoverable from the reinsurer until such losses are paid. Recoverables from reinsurers on unpaid losses and LAE amounted to $1.1 billion at December 31, 2008 and 2007.

Losses and LAE on ceded premiums are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the relevant reinsurance agreement.

The 100% quota share retroactive reinsurance agreement was entered into in 1999 by the Fund and assumed by EICN, which the Company refers to as the Loss Portfolio Transfer (LPT) Agreement (see Note 10). The Company is accounting for this transaction as retroactive reinsurance, whereby the initial deferred gain resulting from the retroactive reinsurance was recorded as a liability in the accompanying consolidated balance sheets as deferred reinsurance gain—LPT Agreement and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The amortization of the deferred gain is recorded in losses and LAE incurred in the accompanying consolidated statements of income. Any adjustment to the estimated reserves ceded under the LPT agreement is recognized in earnings in the period of change with a corresponding change to reinsurance recoverables on unpaid losses and deferred reinsurance gain. A cumulative amortization adjustment is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been available at the inception of the LPT Agreement.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation (see Note 7). Expenditures for maintenance and repairs are charged against operations as incurred.

Electronic data processing equipment, operating software, and non-operating software are depreciated using the straight-line method over three to seven years. Leasehold improvements are carried at cost less accumulated amortization. The Company amortizes leasehold improvements using the straight-line method over the lesser of the useful life of the asset or the remaining original lease term, excluding options or renewal periods. Leasehold improvements are generally depreciated over three to five years. Other furniture and equipment and autos are depreciated using the straight-line method over three to seven years.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, investments, instruments held through hedging activities, premiums receivable and reinsurance recoverable balances.

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

At December 31, 2008 and 2007, the outstanding premiums receivable balance was generally diversified due to the large number of entities composing the Company’s policyholder base and their dispersion across many different industries. To reduce credit risk, the Company performs ongoing evaluations of its policyholders’ financial condition, but does not generally require collateral. The Company also has recoverables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to claimants or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company obtains collateral to mitigate the risks related to reinsurance insolvencies. At December 31, 2008, $7.8 million was collateralized by cash or letter of credit and an additional $998.4 million was in trust accounts for reinsurance related to the LPT agreement.

The Company enters into securities lending agreements with financial institutions to improve investment income. Selected securities are loaned and are secured by collateral equal to at least 102% of the fair market value of the securities. Collateral is in the form of cash or securities issued or guaranteed by the U.S. government, and the securities lending agent has provided counterparty indemnification in the event of borrower insolvency. The maximum amount loaned under our securities lending program in 2008 was $112.1 million. As of December 31, 2008 and 2007, there were no outstanding securities lending transactions.

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

Cash and cash equivalents, premiums receivable, and accrued expenses and other liabilities. The carrying amounts for these financial instruments as reported in the accompanying consolidated balance sheets approximate their fair values.

Investments. The estimated fair values for available-for-sale securities generally represent quoted market value prices for securities traded in the public marketplace or estimated values for securities not traded in the public marketplace. Additional data with respect to fair values of the Company’s investment securities is disclosed in Note 6.

Derivatives. The fair value of the Company’s interest rate swap is derived by using an industry standard swap valuation model, with market based inputs for swaps having similar characteristics (see Note 12).

Notes Payable. The Company’s notes payable is composed of floating rate long-term debt. Accordingly, the carrying amount is estimated to approximate fair value.

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets
Investments (Note 6)	$2,042,941	$2,042,941
Cash and cash equivalents	202,893	202,893
Financial liabilities
Notes payable (Note 11)	182,000	182,000
Derivative (Note 12)	3,868	3,868

As of December 31, 2007, the carrying value of cash and cash equivalents and investments equaled the estimated fair value on the accompanying consolidated balance sheet. Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, and is not subject to amortization. SFAS No. 142 requires that goodwill be tested for impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. The Company has determined that there was no impairment as of December 31, 2008.

The Company acquired intangible assets in the acquisition of AmCOMP (the Acquisition) (see Note 4) comprised of state licenses, insurance relationships and other intangible assets. The intangible assets related to state licenses are not subject to amortization, and the remaining intangibles are being amortized over periods ranging from six months to ten years. SFAS No. 144, Accounting for the Impairment for Disposal of Long-Lived Assets, also requires intangible assets to be reviewed for impairment.

The following table presents the gross carrying value, accumulated amortization and net carrying value for the Company’s intangible assets, by major class, as of December 31, 2008:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
State licenses	$7,700	$—	$7,700
Insurance relationships	9,400	(256)	9,144
Other	1,700	(326)	1,374

Balance, December 31, 2008	$18,800	(582)	$18,218

During the year ended December 31, 2008, the Company recognized $0.6 million in amortization expense and is included in the accompanying consolidated statements of income as underwriting and other operating expenses. Amortization expense for the next five years related to amortizable intangible assets is expected to be as follows:

Year	Amount
(in thousands)
2009	$2,777
2010	2,163
2011	1,550
2012	1,170
2013	873
Thereafter	1,985

$10,518

There was no change to the recorded goodwill from the Acquisition Date to December 31, 2008.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R)—Share-based Payment (SFAS) No. 123(R). Prior to 2007, neither EHI nor its predecessor, EIG, had any outstanding shares of common stock, and therefore no stock-based payments were made. During 2008 and 2007 the Company issued stock-based payments, and under SFAS No. 123(R), those payments are recognized in the consolidated statements of income based on their fair values over the employees’ service period (see Note 15).

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), —Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) significantly changes the accounting for business combinations and requires the acquiring entity in the transaction to recognize the acquired assets and assumed liabilities at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) was adopted by the Company January 1, 2009 and its adoption will have an impact on the consolidated financial statements for any future business combinations. Early adoption was prohibited.

In March 2008, the FASB issued SFAS No. 161 Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB No.133 (SFAS No. 161). SFAS No.161 expands the disclosure requirements in SFAS 133 Accounting for Derivative Instruments and Hedging Activities about an entity’s derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements. The Company adopted SFAS No. 161 on January 1, 2009, and the adoption did not have a significant impact on the consolidated financial statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statement have not been issued. The Company adopted FSP FAS 157-3 for the period ended September 30, 2008 and the adoption did not have a significant impact on the consolidated financial statements.

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

Upon completion of EHI’s IPO, the capitalized issuance costs related to the IPO of $5.4 million were netted against the IPO proceeds in additional paid-in capital in the accompanying consolidated balance sheets. The costs related to the conversion were $10.9 million, of which $0.9 million was incurred in the period from January 1, 2007 through February 5, 2007 and $10.0 million was incurred during the year ended December 31, 2006. Conversion expenses consisted primarily of printing and mailing costs and the aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants. These costs have no tax benefit and were expensed as incurred and are included in the underwriting and other operating expenses in the accompanying consolidated statements of income.

4. Acquisition of AmCOMP

On October 31, 2008 EHI acquired 100% of the outstanding common stock of AmCOMP for $188.4 million. The Company believes the Acquisition will provide significant opportunity to accelerate the execution of its strategic goals and achieve its vision of being the leader in the property and casualty insurance industry specializing in workers’ compensation.

Pursuant to the terms of Amendment No. 2 to the Agreement and Plan of Merger (Amended Merger Agreement), executed on August 29, 2008, the Company paid a cash amount of $12.15 per share in exchange for the 15,295,462 outstanding shares of AmCOMP common stock. The 844,650 AmCOMP stock options that were outstanding immediately prior to the effective time of the Acquisition were vested by virtue of the Acquisition and exchanged for the right to receive cash consideration equal to the net amount of the excess, if any, of $12.15 per share over the exercise price per share of the option. The following table summarizes the purchase price of the Acquisition:

Purchase Price
(in thousands)
Cash for outstanding shares	$185,840
Cash for stock options	2,529

Total cash used to acquire the outstanding equity interest in AmCOMP	188,369
Acquisition related costs	5,154

Total purchase price	$193,523

The Company allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of October 31, 2008. The excess of purchase price over the aggregate fair values of $36.2 million was recorded as goodwill and is not deductible for United States federal income tax purposes. $18.8 million was assigned to identifiable intangible assets acquired, based on estimates and assumptions determined by the Company.

Certain of AmCOMP’s senior executives were party to employment agreements providing for severance benefits in connection with the Acquisition and, in the case of one senior executive, a retention payment became payable upon completion of the Acquisition. Included in liabilities assumed was $4.1 million in restructuring charges related to these agreements.

The allocation of the purchase price is as follows:

Amount
(in thousands)
Cash and cash equivalents	$24,520
Investments	397,407
Premiums receivable	77,369
Reinsurance recoverable	64,152
Business in-force	21,399
Deferred tax assets	18,775
Intangible assets	18,800
Goodwill	36,192
Other assets	18,992
Loss and LAE reserves	(308,748)
Unearned premiums	(95,857)
Policyholders’ dividends accrued	(8,694)
Accounts payable and accrued expenses	(22,182)
Notes payable	(34,678)
Other liabilities	(13,924)

Total preliminary purchase price allocation	$193,523

Business in-force is included in deferred policy acquisition costs on the consolidated balance sheets and is amortized over the remaining policy periods for the policies acquired. Intangible assets consist primarily of state licenses, insurance relationships and other intangibles. The state licenses relate to AmCOMP’s ability to sell workers’ compensation products in 29 states and the District of Columbia. Insurance relationships include both customer and broker relationships. The following table presents details of the purchased intangible assets acquired as part of the Acquisition:

	Estimated Useful Life	Purchase Price Allocation
	(in years)	(in thousands)
State licenses	Indefinite	$7,700
Insurance relationships	10.0	9,400
Other	0.5-1.5	1,700

Total		$18,800

Unaudited pro forma financial information

The unaudited financial information in the table below summarizes the combined results of operations of EHI and AmCOMP, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The unaudited pro forma financial information is presented for information purposes only and is not indicative of the results that would have been achieved if the Acquisition had taken place at the beginning of the periods presented, nor is the pro forma information intended to be indicative of the Company’s future results of operations.

The unaudited pro forma financial information for the year ended December 31, 2008 combines the results for EHI for the year ended December 31, 2008, which includes the results of AmCOMP subsequent to the Acquisition Date, and the historical results of AmCOMP for the period January 1, 2008 through October 31, 2008, including a charge of $8.0 million for realized Florida excessive profits for accident years 2003-2006. The unaudited pro forma financial information for the year ended December 31, 2007 combines the historical results for EHI with the historical results of AmCOMP for that period. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the Acquisition and are expected to have a continuing impact on the consolidated results. These items include adjustments for amortization of intangible assets acquired, increases in interest expense and decreases in underwriting and other expenses for integration and restructuring savings. The following table summarizes the pro forma financial information:

	Years Ended December 31,
	2008	2007
	(in thousands except per share data)
Net premiums earned	$495,080	$580,283
Net income	105,770	134,298
Earnings per common share—basic	2.15	2.60
Earnings per common share—diluted	2.15	2.59

5. Fair Value of Financial Instruments

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

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS No. 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS No. 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

•	Level 1—Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

•

Level 2—Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•	Level 3—Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

Valuation of Investments—For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices are unavailable, the Company estimates fair value based on objectively verifiable information, if available. The fair value estimates determined by using objectively verifiable information are included in the amount disclosed in Level 2 of the hierarchy. If quoted market prices and an estimate determined by using objectively verifiable information are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction. The following section describes the valuation methods used by the Company for each type of financial instrument it holds that is carried at fair value.

Equity Securities—The Company utilizes market quotations for equity securities that have quoted prices in active markets.

Fixed Maturities, Short-Term Investments and Derivative—Estimates of fair value measurements for these securities are estimated using relevant inputs, including available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additionally, an Option Adjusted Spread model is used to develop prepayment and interest rate scenarios. Industry standard models are used to analyze and value securities with embedded options or prepayment sensitivities.

Each asset class is evaluated based on relevant market information, relevant credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each market input depends on the asset class and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.

This method of valuation will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, but would have to make assumptions for market based inputs that are unavailable due to market conditions.

Because the fair value estimates of most fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes, most estimates of fair value for fixed maturities and short term investments are based on estimates using objectively verifiable information and are included in the amount disclosed in Level 2 of the hierarchy. The fair value estimates for determining Level 3 pricing include the Company’s assumption about risk assessments and market participant assumptions based on the best information available, including quotes from market makers and other broker/dealers recognized as market participants, using standard or trade derived inputs, new issue data, monthly payment information, cash flow generation, prepayment speeds, spread adjustments and/or rating updates.

The following table presents the items on the accompanying consolidated balance sheet that are stated at fair value and the fair value measurements used as of December 31, 2008:

	Available-for-Sale Securities			Derivative
	Fixed Income	Equity Securities	Short-Term Investments	Other Liabilities
	(in thousands)
Level 1: Quoted prices in active markets for identical assets	$—	$58,526	$—	$—
Level 2: Significant other observable inputs	1,904,441	—	75,024	(3,868)
Level 3: Unobservable inputs	4,950	—	—	—

Balance, December 31, 2008	$1,909,391	$58,526	$75,024	$(3,868)

The following table provides a reconciliation of the beginning and ending balances, for the above items, that are measured using Level 3: Unobservable inputs, for the year ended December 31, 2008:

Fixed Maturities
(in thousands)
Balance, January 1, 2008	$7,384
Unrealized losses in other comprehensive income	(96)
Purchases, issuances and settlements, net	(2,340)
Amortization of discount in net investment income	2

Balance, December 31, 2008	$4,950

6. Investments

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of the Company’s investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At December 31, 2008
U.S. government	$266,028	$28,821	$—	$294,849
All other governments	1,881	15	—	1,896
States and political subdivisions	581,938	13,247	(6,719)	588,466
Special revenue	393,450	8,408	(12,109)	389,749
Public utilities	24,985	348	(417)	24,916
Industrial and miscellaneous	223,352	7,441	(5,153)	225,640
Mortgaged-backed securities	378,593	12,939	(7,657)	383,875

Total fixed maturity investments	1,870,227	71,219	(32,055)	1,909,391
Short-term investments	74,952	306	(234)	75,024

Total fixed maturity and short-term investments	1,945,179	71,525	(32,289)	1,984,415
Equity securities	43,014	16,532	(1,020)	58,526

Total Investments	$1,988,193	$88,057	$(33,309)	$2,042,941

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At December 31, 2007
U.S. government	$277,270	$10,917	$(10)	$288,177
All other governments	4,842	—	(22)	4,820
States and political subdivisions	547,153	6,957	(1,050)	553,060
Special revenue	337,669	6,026	(1,293)	342,402
Public utilities	19,313	274	(50)	19,537
Industrial and miscellaneous	160,255	2,601	(557)	162,299
Mortgaged-backed securities	247,657	1,949	(998)	248,608

Total fixed maturity investments	1,594,159	28,724	(3,980)	1,618,903
Equity securities	60,551	48,018	(1,192)	107,377

Total investments	$1,654,710	$76,742	$(5,172)	$1,726,280

The amortized cost and estimated fair value of fixed maturity investments and short-term investments at December 31, 2008, by contractual maturity are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$152,389	$153,883
Due after one year through five years	460,937	477,808
Due after five years through ten years	511,539	531,640
Due after ten years	441,721	437,209
Mortgage-backed securities	378,593	383,875

Total	$1,945,179	$1,984,415

The following is a summary of investments with unrealized losses and their corresponding fair values at December 31, 2008 and 2007:

	Less than 12 Months December 31,
	2008			2007
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
	(in thousands, except number of issues data)
Fixed maturity
U.S. government	$—	$—	—	$2,023	$(2)	1
State and political subdivisions, all other governments, special revenue and public utilities	142,645	(4,498)	55	89,918	(1,411)	29
Industrial and miscellaneous	225,370	(11,157)	131	20,150	(313)	15
Mortgage-backed securities	32,385	(4,042)	25	21,007	(63)	20
Equity securities	7,756	(1,020)	65	5,662	(780)	49

Total	$408,156	$(20,717)	276	$138,760	$(2,569)	114

	12 Months or Greater December 31,
	2008			2007
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
	(in thousands, except number of issues data)
Fixed maturity
U.S. government	$—	$—	—	$4,298	$(8)	5
State and political subdivisions, all other governments, special revenue and public utilities	27,620	(2,221)	9	142,690	(1,004)	51
Industrial and miscellaneous	58,026	(6,756)	25	30,636	(244)	26
Mortgage-backed securities	28,197	(3,615)	23	84,418	(935)	139
Equity securities	—	—	—	1,257	(412)	9

Total	$113,843	$(12,592)	57	$263,299	$(2,603)	230

	Total December 31,
	2008			2007
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
	(in thousands, except number of issues data)
Fixed maturity
U.S. government	$—	$—	—	$6,321	$(10)	6
State and political subdivisions all other governments, special revenue and public utilities	170,265	(6,719)	64	232,608	(2,415)	80
Industrial and miscellaneous	283,396	(17,913)	156	50,786	(557)	41
Mortgage-backed securities	60,582	(7,657)	48	105,425	(998)	159
Equity securities	7,756	(1,020)	65	6,919	(1,192)	58

Total	$521,999	$(33,309)	333	$402,059	$(5,172)	344

The Company reviews its investment portfolio for securities that may have incurred an other-than-temporary impairment (OTTI) quarterly. For any investment security deemed to have an OTTI, the investment’s cost or amortized cost is written down to its fair value and the amount written down is recorded in earnings as a realized loss on investments.

During 2008, based on reviews of the fixed maturity investments included in the tables above, the Company determined that the unrealized losses were primarily a result of the interest rate environment and not the credit quality of the issuers with the exception of primarily one fixed maturity security that resulted in a $1.9 million OTTI. The remaining fixed maturity investments, including those held at December 31, 2007, whose fair value was less than amortized cost were not considered to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, and the Company’s intent and ability to hold the securities until fair value recovers above cost, or to maturity.

Based on a review of the equity securities, during the years ended December 31, 2008 and 2007, the Company recognized impairments of $10.8 million and $1.2 million in the fair values of 86 and 13 securities, respectively, as a result of the severity and duration of the change in fair value of those securities. For its other equity securities, the Company determined that the unrealized losses were not considered to be other-than-temporary due to the financial condition and near term prospects of the issuers.

Net realized and unrealized investment (losses) gains on fixed maturity investments and equity securities were as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net realized (losses) gains
Fixed maturity investments	$(560)	$(120)	$(441)
Equity securities	(10,964)	300	54,718

Total	$(11,524)	$180	$54,277

Change in fair value over cost or amortized cost
Fixed maturity investments	$14,420	$18,670	$1,932
Equity securities	(31,314)	8,015	(21,008)
Short-term investments	72	—	—

Total	$(16,822)	$26,685	$(19,076)

Net investment income was as follows:

	Years Ended December31,
	2008	2007	2006
	(in thousands)
Fixed maturity investments	$72,602	$72,408	$62,448
Equity securities	1,855	1,920	4,055
Short-term investments and cash equivalents	6,017	6,453	3,701

	80,474	80,781	70,204
Investment expenses	(2,412)	(2,158)	(2,017)

Net investment income	$78,062	$78,623	$68,187

The Company is required by various state laws and regulations to keep securities or letters of credit on deposit with the states in a depository account. At December 31, 2008 and 2007, securities having a fair market value of $582.1 million and $516.0 million respectively, were on deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair market value of securities held in trusts at December 31, 2008 and 2007, was $6.7 million and $4.9 million, respectively.

7. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2008	2007
Land	$95	$95
Furniture and equipment	3,840	6,004
Leasehold improvements	4,149	4,134
Computers and software	27,149	23,288
Automobiles	156	—

	35,389	33,521
Accumulated depreciation	(21,291)	(19,388)

Property and equipment, net	$14,098	$14,133

Depreciation expense for the years ended December 31, 2008, 2007 and 2006, was $6.5 million, $6.4 million, and $4.2 million, respectively. During 2008 and 2007, the Company retired $4.6 million and $4.4 million of fully depreciated equipment, respectively. Internally developed software costs of $1.1 million were capitalized during the year ended December 31, 2008.

8. Income Taxes

The Company files a consolidated federal income tax return. The insurance subsidiaries pay premium taxes on gross premiums written in lieu of some states’ income or franchise taxes.

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Current tax expense:
Federal	$5,591	$25,824	$76,742
State	172	—	—

Total current tax expense	5,763	25,824	76,742
Deferred tax expense (benefit):
Federal	4,561	4,779	5,980
State	(58)	—	—

Total deferred tax expense	4,503	4,779	5,980

Income tax expense	$10,266	$30,603	$82,722

The difference between the statutory federal tax rate of 35% and the Company’s effective tax rate on income before tax as reflected in the consolidated statements of income was as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Expense computed at statutory rate	$39,218	$52,810	$89,002
State income taxes	67	—	—
Dividends received deduction and tax-exempt interest	(11,197)	(10,765)	(8,975)
LPT Agreement	(6,447)	(6,312)	(6,781)
Pre-privatization reserve adjustments	(2,394)	—	2,875
Impact of previously unrecognized tax benefits	(10,155)	(4,793)	—
Other	1,174	(337)	6,601

Income tax expense	$10,266	$30,603	$82,722

Prior to the Privatization, the Fund was a part of the State of Nevada and therefore was not subject to federal income tax; accordingly, it did not take an income tax deduction with respect to the establishment of its unpaid loss and LAE reserves. Due to favorable loss experience after the Privatization, it was determined that certain of the pre-Privatization unpaid loss and LAE reserves assumed by EICN as part of the Privatization were no longer necessary and the unpaid loss and LAE reserves were reduced accordingly. Such downward adjustments of pre-Privatization unpaid loss reserves increases GAAP net income but does not increase taxable income. For the year ended December 31, 2008, there were downward adjustments of pre-Privatization unpaid loss reserves that increased GAAP net income, but did not increase taxable income for the period. For the year ended December 31, 2006, there was an increase to the pre- Privatization unpaid loss reserves that decreased GAAP net income, but did not decrease taxable income for the period.

As of December 31, 2006, the Company had recorded, as a liability for tax contingencies, $14.9 million (including interest of $1.6 million). The adoption of FIN 48 did not result in any change in the amount of the unrecognized tax benefit. Further, the Company elected to continue to record both interest and penalties related to any unrecognized tax benefits as a component of income tax expense.

The following is a reconciliation of the beginning and ending amounts for unrecognized tax benefits and related interest for the year ended:

	December 31,
	2008	2007
	(in thousands)
Balance, January 1	$10,155	$14,948
Gross amount of interest accrued	406	999
Less:
Recognition of tax benefits	(8,274)	(5,084)
Gross amount of related interest accrued	(2,287)	(708)

Balance, December 31	$—	$10,155

During the third quarter of the years ended December 31, 2008 and 2007, the Company reversed $10.6 million and $5.8 million of liabilities for previously unrecognized tax benefits (including $2.3 million and $0.7 million of related accrued interest), respectively, as a result of certain statutory periods expiring. The total amount of the reversals reduced the effective tax rate during both years.

Tax years 2005 through 2007 are subject to examination by the federal taxing authority. There are no income tax examinations currently in progress.

The significant components of deferred income taxes, net, were as follows as of December 31:

	2008 Deferred Tax		2007 Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Unrealized capital gains, net	$—	$13,734	$—	$25,050
Deferred policy acquisition costs	—	15,602	—	9,558
Intangible assets	—	6,467	—	—
Loss reserve discounting for tax reporting	86,265	—	80,675	—
Unearned premiums	15,215	—	10,361	—
Allowance for bad debt	3,279	—	2,571	—
Accrued liabilities	13,736	—	3,463	—
Other	1,891	3,615	212	2,944

Total	$120,386	$39,418	$97,282	$37,552

Net deferred tax asset	$80,968		$59,730

At December 31, 2008, the Company had no net operating loss carry forward.

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

9. Unpaid Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the liability for unpaid losses and LAE:

	December 31,
	2008	2007	2006
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,269,710	$2,307,755	$2,349,981
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,052,641	1,098,103	1,141,500

Net unpaid losses and LAE at beginning of period	1,217,069	1,209,652	1,208,481
Losses and LAE, net of reinsurance, acquired in business combination	247,006	—	—
Losses and LAE, net of reinsurance, incurred in:
Current year	226,643	221,347	256,257
Prior years	(71,707)	(60,011)	(107,129)

Total net losses and LAE incurred during the period	154,936	161,336	149,128
Deduct payments for losses and LAE, net of reinsurance, related to:
Current year	53,397	44,790	41,098
Prior years	135,486	109,129	106,859

Total net payments for losses and LAE during the period	188,883	153,919	147,957

Ending unpaid losses and LAE, net of reinsurance	1,430,128	1,217,069	1,209,652
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,076,350	1,052,641	1,098,103

Unpaid losses and LAE, gross of reinsurance, at end of period	$2,506,478	$2,269,710	$2,307,755

The above table excludes the impact of the amortization of the deferred reinsurance gain—LPT Agreement and the reduction of the ceded reserves on the LPT Agreement (Note 10), which are reflected in losses and LAE incurred in the consolidated statements of income.

Estimates of incurred losses and LAE attributable to insured events of prior years decreased due to continued favorable development in such prior accident years (actual losses and LAE paid and current projections of unpaid losses and LAE were less than the Company originally anticipated). The reduction in the liability for unpaid losses and LAE was $71.7 million, $60.0 million and $107.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The major sources of this favorable development include actual paid losses being less than expected, and the impact of recalibration of selected patterns of claims emergence and claims payment used in the projection of future loss payments.

In California, in particular, where the Company’s operations began on July 1, 2002, management’s initial expectations of both the ultimate level of its losses and patterns of loss emergence and loss payment necessarily were based on benchmarks derived from analyses of historical insurance industry data in California, as no historical data from the Company’s insurance subsidiaries existed, and although some historical data was available for the prior years of some of the market segments the Company entered in California, that data was limited as to the number of loss reserve evaluation points available. The industry- based benchmarks were adjusted judgmentally for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers’ compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of California claims by the Company’s insurance subsidiaries has been more favorable than those initial expectations, due at least in part to what the Company believes are the impact of enactment of the major changes in the California workers’ compensation environment. Other insurance companies writing California workers’ compensation insurance also have experienced emergence and payment of claims more favorable than anticipated. At each evaluation date, the projected claim activity underlying the prior loss reserves has been replaced by the actual claim activity, and the expectation of future emergence and payment of California claims underlying the actuarial projections was reevaluated during 2008, 2007 and 2006 based both on the Company’s insurance subsidiaries’ emerging experience and on updating the benchmarks that are derived from observing and analyzing the insurance industry data for California workers’ compensation. Given the dramatically changing environmental conditions in California, the Company has used prudent judgment in balancing long-term data and recent information. As patterns and trends recur consistently over a period of time, greater implicit weight is given to more current patterns and trends in the selection of reserve levels.

In Nevada, the Company has access to an extensive history of workers’ compensation claims based on the business of the predecessor Fund, but the emergence and payment of claims in recent years has been more favorable than in the long-term history in Nevada with the predecessor Fund. The expected patterns of claim payment and emergence used in the projection of the Company’s ultimate claims payments are based on both the long-term and the short-term historical data. Also, in 2008, 2007 and 2006, the projected claim payments underlying the prior loss reserves were replaced by the actual claim payment activity that occurred during the calendar year. In Nevada, based on the observed changes in claims emergence and payment patterns in recent years, greater weight has been given to such changes in the Company’s projections.

The estimate of the future cost of handling claims, or LAE, depends primarily on examining the relationship between the aggregate amount that has been spent on LAE historically, as compared with the dollar volume of claims activity for the corresponding historical periods. For the Company’s business in Nevada, as a result of operational improvements and reductions in staff count to align with the current and anticipated volume of business in the state, the Company’s expenditures on LAE in recent years have been lower than historical levels. As these operational improvements and staffing levels have been reflected in the actual emerging LAE expenditures and in the projection of future LAE, the estimates of future LAE have been reduced in recent years. For the Company’s operations in California, initial expectations of LAE when operations commenced in California were based on the assumptions used by the Company in pricing the California business, and on some limited historical data for the market segments the Company was entering. As the Company’s operations in California have matured, and as data relating to the Company’s and industry claim handling expenses reflective of the new workers’ compensation benefit environment in California have become available, the expectations of LAE underlying the projection of future LAE have been adjusted to reflect that actual costs of administering claims relative to the cost of losses themselves have been greater than initial expectations. Although the Company’s revised LAE expectations resulted in an increase in the projected future cost of administering California claims relative to losses at December 31, 2008, 2007 and 2006, given the significant decrease in the estimated projected costs of losses in California, the overall impact has been a decrease in LAE reserves.

The Company continues to develop its own loss experience and will rely more on its experience and less on historical industry data in projecting its reserve requirements as such data becomes available. As the actual experience of the Company emerges, it will continue to evaluate prior estimates, which may result in additional adjustments in reserves.

Loss reserves shown in the consolidated balance sheets are net of $12.9 million and $10.9 million for anticipated subrogation recoveries as of December 31, 2008 and 2007, respectively.

10. Reinsurance

The Company is involved in the cession and assumption of reinsurance with non-affiliated companies. Risks are reinsured with other companies on both a quota share and excess of loss basis.

Reinsurance transactions reflected in the accompanying consolidated statements of income were as follows:

	Years Ended December 31,
	2008		2007		2006
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Direct premiums	$320,348	$335,547	$346,274	$353,689	$392,676	$397,545
Assumed premiums	2,574	3,475	4,422	5,322	9,080	10,013

Gross premiums	322,922	339,022	350,696	359,011	401,756	407,558
Ceded premiums	(10,075)	(10,075)	(12,127)	(12,127)	(14,572)	(14,572)

Net premiums	$312,847	$328,947	$338,569	$346,884	$387,184	$392,986

Ceded losses and LAE incurred	$23,558		$16,326		$21,268

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

LPT Agreement

Recoverables from reinsurers on unpaid losses and LAE amounted to $1.1 billion at December 31, 2008 and 2007. At December 31, 2008 and 2007, approximately $0.9 billion and $1.0 billion, respectively, of the recoverables related to the LPT Agreement entered into in 1999 by the Fund and assumed by EICN. Under the LPT Agreement, substantially all of the Fund’s losses and LAE on claims incurred prior to July 1, 1995, have been ceded to three unaffiliated reinsurers on a 100% quota share basis. Investments have been placed in trust by the three reinsurers as security for payment of the reinsured claims. Under the LPT Agreement, $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, were reinsured for consideration of $775 million. The LPT Agreement provides coverage up to $2.0 billion. Through December 31, 2008, the Company has paid losses and LAE claims totaling $447.9 million related to the LPT Agreement.

The initial deferred gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The Company amortized $18.4 million, $18.0 million, and $19.4 million of the deferred gain for the years ended December 31, 2008, 2007 and 2006, respectively. There were no adjustments to the direct reserves ceded under the LPT Agreement or related adjustment to the deferred gain for the years ended December 31, 2008, 2007 and 2006. The amortization of the deferred gain and adjustments due to development in the reserves are recorded in losses and LAE incurred in the accompanying consolidated statements of income. The remaining deferred gain was $406.6 million and $425.0 million as of December 31, 2008 and 2007, respectively, which is included in the accompanying consolidated balance sheets as deferred reinsurance gain—LPT Agreement.

The LPT Agreement allows the Company to receive a contingent profit commission from the participating reinsurers based on the actual loss experience of the ceded business. Pursuant to the LPT Agreement and based on both actual results to date and projections of ultimate losses under the agreement, the Company recorded no change for the 12 months ended December 31, 2008, an increase of $2.5 million for the 12 months ended December 31, 2007 and a decrease of $0.2 million for 2006, in its estimate of the ultimate contingent profit commission. The changes in the ultimate contingent profit commission are recorded in commission expense in the accompanying consolidated statements of income. Due to payments received under the terms of the LPT Agreement, the Company had a net payable balance of $3.8 million as of December 31, 2008 and 2007 which is included in other liabilities on the accompanying consolidated balance sheets.

11. Notes Payable

Notes payable is comprised of the following:

December 31, 2008
(in thousands)
Amended Credit Facility, due April 30, 2009 with variable interest of 125 basis points above LIBOR	$150,000
Acquired notes payable
Dekania Surplus Note, due April 30, 2034 with variable interest of 425 basis points above 90-day LIBOR	10,000
ICONS Surplus Note, due May 26, 2034 with variable interest of 425 basis points above 90-day LIBOR	12,000
Alesco Surplus Note, due December 15, 2034 with variable interest of 405 basis points above 90-day LIBOR	10,000

Balance, December 31, 2008	$182,000

The Company had no outstanding debt as of December 31, 2007. Effective September 30, 2008, EHI and Wells Fargo Bank, National Association (Wells Fargo) entered into a Second Amended and Restated Secured Revolving Credit Facility (Amended Credit Facility). The Amended Credit Facility provides the Company with a: (a) $150.0 million line of credit through December 31, 2009; (b) $100.0 million line of credit from January 1, 2010 through December 31, 2010; and (c) $50.0 million line of credit from January 1, 2011 through March 26, 2011. Amounts outstanding bear interest at a rate equal to, at the Company’s option: (a) a fluctuating rate of 1.25% above Wells Fargo’s prime rate or (b) a fixed rate that is 1.25% above the LIBOR rate then in effect. The Company paid a non-refundable commitment fee of $375.0 thousand, which is being amortized over the contractual life of the Amended Credit Facility. In addition, the Company is required to pay a quarterly commitment fee equal to a per annum rate of 0.10% on any portion of the Amended Credit Facility that is unused. The Amended Credit Facility contains customary non-financial covenants and requires EHI to maintain $7.5 million of cash and cash equivalents.

On September 30, 2008, EHI borrowed $150.0 million through the Amended Credit Facility. The proceeds borrowed under the Amended Credit Facility were used to finance the acquisition of AmCOMP (see Note 4) and for general working capital purposes. The interest rate on the Amended Credit facility at December 31, 2008 was 3.16% and interest paid during the year ended December 31, 2008, including the interest rate swap (see Note 12), totaled $1.2 million. The Amended Credit Facility is secured by fixed maturity securities which had a fair value of $210.5 million at December 31, 2008.

Notes Payable Acquired in the Acquisition

In connection with the Acquisition, the Company assumed $34.7 million in additional notes payable on October 31, 2008 (see Note 4). The acquired notes payable were comprised of three surplus notes and a loan from Regions Bank. Additionally, AmCOMP had an unused $30.0 million secured credit facility with Regions Bank. On December 22, 2008, the Company terminated the Restated Loan and Security Agreement, related to the loan, and the Loan and Security Agreement, related to the credit facility. In connection with the termination of the Restated Loan and Security Agreement, the Company repaid the outstanding principal of $2.7 million. Interest paid during the two months ended December 31, 2008 totaled less than $0.1 million.

EPIC has outstanding a $10.0 million surplus note to Dekania CDO II, Ltd., issued as part of a pooled transaction (Dekania Surplus Note). The note matures in 2034 and is callable by the Company in the second quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Both the payment of interest and repayment of the principal under this note and the surplus notes described in the succeeding two paragraphs are subject to the prior approval of the Florida Department of Financial Services. Interest paid during the two months ended December 31, 2008 totaled $0.2 million. Interest accrued as of December 31, 2008 was $0.1 million.

EPIC has outstanding a $12.0 million surplus note, to ICONS, Inc., issued as part of a pooled transaction (ICONS Surplus Note). The note matures in 2034 and is callable by the Company in the second quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Interest paid during the two months ended December 31, 2008 totaled $0.2 million. Interest accrued as of December 31, 2008 was $0.1 million.

EPIC has outstanding a $10.0 million surplus note, to Alesco Preferred Funding V, LTD, issued as part of a pooled transaction (Alesco Surplus Note). The note matures in 2034 and is callable by the Company in the fourth quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR. Interest paid during the two months ending December 31, 2008 totaled $0.2 million. Interest accrued as of December 31, 2008 totaled less than $0.1 million.

Principle payment obligations on notes payable outstanding at December 31, 2008, were as follows:

Year	Principal Due
(in thousands)
2009	$50,000
2010	50,000
2011	50,000
2012	—
2013	—
Thereafter	32,000

$182,000

12. Derivative

Interest Rate Swap

On September 30, 2008, the Company, in connection with the borrowings made under the Amended Credit Facility (Note 11), executed an interest rate swap with Wells Fargo with a notional amount of $100.0 million. Execution of the interest rate swap established a fixed interest rate of 4.84%, on the notional amount, through September 30, 2010. The Company uses its interest rate swap to mitigate the risks associated with unexpected cash outflows resulting from shifts in variable interest rates. As of December 31, 2008, the interest rate swap had a liability fair value of $3.9 million and is included in other liabilities on the accompanying consolidated balance sheet. The corresponding unrealized loss of $3.9 million is included in accumulated other comprehensive income, net.

13. Commitments and Contingencies

Leases

The Company leases facilities in 14 states. At December 31, 2008, remaining lease terms ranged from one month to approximately ten years. The minimum lease payments for the next five years and thereafter on these non-cancelable operating leases at December 31, 2008, were as follows:

Year	Rental Expense
(in thousands)
2009	$7,702
2010	6,485
2011	5,038
2012	4,694
2013	2,174
Thereafter	7,988

$34,081

Net rent expense was $5.9 million, $4.7 million, and $4.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Certain rental commitments have renewal options extending through 2018. Some of these renewals are subject to adjustments in future periods.

Contingencies Surrounding Insurance Assessments

The Company writes workers’ compensation insurance in California in which unpaid workers’ compensation liabilities from insolvent insurers are the responsibility of the California Insurance Guarantee Association (CIGA). The Company passes through the CIGA assessment to its policyholders via a surcharge based upon the estimated annual premium at the policy’s inception and has received, and expects to continue to receive, these guarantee fund assessments which are paid to CIGA based on premiums written by the Company. As of December 31, 2008 and 2007, the Company recorded an asset of $7.7 million and $9.1 million, respectively, for assessments paid to the CIGA that includes prepaid policy surcharges still to be collected in the future from policyholders.

The Company also writes workers’ compensation insurance in other states with similar obligations as those in California. In these states, the Company is directly responsible for payment of the assessment. Generally, assessments are levied by guaranty associations within the state up to prescribed limits on all insurers doing business in that state on the basis of the proportionate share of premiums written by insurers doing business in that state in the lines of business in which the impaired, insolvent or failed insurer is engaged. The Company accrues a liability for estimated assessments as direct premiums are written and defers these costs and recognizes them as an expense as the related premiums are earned. The Company is continually notified of assessments from various states relating to insolvencies in that particular state; however, the Company estimates the potential future assessment in the absence of an actual assessment. As of December 31, 2008 and 2007, the Company recorded an estimate of $4.6 million and $1.1 million, respectively, for its expected liability for guaranty fund assessments, in states other than California. The guaranty fund assessments are expected to be paid within two years of recognition.

Additionally, as of December 31, 2008, guarantee fund receivable assets, excluding CIGA, of $1.4 million are included in other assets, as they can be used as a credit against future premium taxes owed. Maximum contributions required by law in any one state in which the Company offers insurance vary between 0.2% and 2.0% of direct premiums written.

Second Injury Fund Assessments and Recoveries

Many states have laws that established second injury funds to provide compensation to injured employees for aggravation of a prior condition or injury. Funding is provided either by assessments based on paid losses or premium surcharges. The Company accrues a liability for second injury fund assessments as net premiums are written or as losses are incurred based on individual state guidelines, and for premium based assessments, the Company defers these costs and recognizes them as an expense as the related premiums are earned. For the twelve months ended December 31, 2008, the Company recognized a benefit related to Second Injury Fund of $0.1 million.

The Company submits claims to the appropriate state’s second injury fund for recovery of applicable claims paid on behalf of the Company’s insured’s. Because of the uncertainty of the collectability of such amounts, second injury fund recoverables are reported in the accompanying consolidated financial statements when received. Cash collections from the second injury funds were $1.5 million during the year ending December 31, 2008.

The Florida Second Disability Trust Fund (Florida SDTF) currently has significant unfunded liabilities. It is not possible to predict how the Florida SDTF will operate, if at all, in the future after further legislative review. Changes in the Florida SDTF’s operations could decrease the availability of recoveries from the Florida SDTF, increase Florida SDTF assessments payable by the Company and/or result in the discontinuation of the Florida SDTF and thus could have an adverse effect on the Company’s business, financial condition, and its operations. Under current law, future assessments are capped at 4.52% of net written premiums, and no recoveries can be made for losses or submitted on claims occurring after January 1, 1998.

14. Stockholders’ Equity

Stock Repurchase Program

On February 21, 2008, the EHI Board of Directors authorized a stock repurchase program (the 2008 Program). The 2008 Program authorizes the Company to repurchase up to $100.0 million of the Company’s common stock through June 30, 2009. On February 25, 2009, the EHI Board of Directors extended the 2008 program through December 31, 2009. As of December 31, 2008, the Company repurchased 786,795 shares at a cost of $14.2 million. EHI expects the shares may be repurchased from time to time at prevailing market prices in open market or private transactions. The Company suspended the 2008 Program in September 2008, due to the credit conditions in the financial markets.

On May 10, 2007, the EHI Board of Directors authorized a stock repurchase program (the Program). The Program authorized the Company to use up to $75.0 million in assets for the discretionary repurchase of its common stock during the remainder of 2007. The Program was completed on October 17, 2007, and resulted in the repurchase of 3,911,272 shares of common stock.

As of December 31, 2008, all 4,698,067 shares of common stock repurchased were still held by the Company and are reported as treasury stock, at cost, in the accompanying consolidated balance sheets.

15. Stock-Based Compensation

On October 3, 2006, the Company’s Board of Directors approved the Employers Holdings, Inc. Equity and Incentive Plan (the Plan), effective as of the close of the Company’s IPO. The Plan is administered by the Compensation Committee of the Board of Directors, which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants and independent contractors. The maximum number of common shares reserved for grants of awards under the Plan is 3,605,838 shares, or 3% of EHI’s outstanding common shares as of February 5, 2007. The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, stock-based performance awards and other stock-based awards.

As of December 31, 2008, nonqualified stock options, restricted stock units, and performance share awards have been granted, but no incentive stock options, stock appreciation rights or restricted stock have been granted under the Plan.

Net stock-based compensation expense recognized in the accompanying consolidated statements of income is as follows:

	Year Ended December 31,
	2008	2007
	(in thousands)
Stock-based compensation expense related to:
Nonqualified stock options	$1,254	$951
Restricted stock units	902	200
Performance shares	1,005	569

Total	3,161	1,720
Less: related tax benefit	1,096	602

Net stock-based compensation expense	$2,065	$1,118

Nonqualified Stock Options

During the year ended December 31, 2007, the Company made “founders’ grants” to employees, excluding senior officers, in the form of 186,000 nonqualified stock options and also awarded 420,916 nonqualified stock options to its officers. The founders’ grants awards vest pro rata on each of the first three anniversaries of the effective date of EHI’s IPO. The options awarded to the officers of the Company vested 25% on February 8, 2008 and the remaining 75% will vest pro rata on the subsequent three anniversaries of such date. All options granted in 2007 have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and expire seven years from the date of grant.

On May 29, 2008, the Company awarded 475,167 options to the officers of the Company. These options have a service vesting period of four years and vest 25% on May 29, 2009, and the subsequent three anniversaries of such date. The options are subject to accelerated vesting in certain limited circumstances, such as: death or disability, or in connection with a change of control of the Company. The options expire seven years from the date of grant. The per share exercise price of these options is equal to the fair value of the stock on the grant date, or $19.21.

The fair value of the stock options granted is estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Due to EHI’s limited public history, the expected stock price volatility was based on a weighted average of the Company’s historical stock price volatility since the initial public offering of its common stock and the historical volatility of peer companies’ stock for a period of time equal to the expected term of the option. EHI believes that the use of historical volatility of this peer group, along with its own historical stock price volatility, is currently the best estimate of expected volatility of the market price of EHI’s common stock. The expected term of the options granted is calculated using the ‘plain-vanilla’ calculation provided in the guidance of the SEC’s Staff Accounting Bulletin No. 107. The dividend yield was calculated using amounts authorized by the Board of Directors. The risk-free interest rate is the yield on the grant dates of the options of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the options.

The Company anticipates issuing new shares upon exercise of stock options.

The fair market value of the stock options granted during the years ended December 31, 2008 and 2007, was calculated using the following weighted average assumptions:

	2008	2007
Expected volatility	34.9%	32.5%
Expected life (in years)	4.8	4.6
Dividend yield	1.3%	1.3%
Risk-free interest rate	3.4%	4.7%
Weighted average grant date fair values of options granted	$6.01	$5.68

Changes in outstanding stock options for the year ended December 31, 2008 were as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Options outstanding at January 1, 2008:	584,850	$18.29	5.4
Granted	475,167	19.21	6.4
Exercised	(300)	17.00
Expired	(5,280)	17.78
Forfeited	(30,352)	18.39

Options outstanding at December 31, 2008	1,024,085	18.72	5.9

Exercisable at December 31, 2008	158,827	18.18	5.2

The fair market value of options that vested in 2008 was $0.9 million and as of December 31, 2008, none of the outstanding options had any intrinsic value. At December 31, 2008, the Company had yet to recognize $3.8 million in deferred compensation related to nonqualified stock options grants and expects to recognize these costs on a straight-line basis over the next 41 months.

Performance Share Awards

On August 8, 2007, officers of the Company were awarded, in aggregate, 140,311 performance share awards (PSAs) for a performance period ending December 31, 2009. These PSAs are subject to certain performance targets with payouts that range from 0% up to 150% of the target award. The fair market value of the PSAs on the date of grant was $2.6 million. At December 31, 2008, the Company had yet to recognize $1.0 million in deferred compensation related to the PSAs and expects to recognize these costs over the next year.

Restricted Stock Units

On May 29, 2008, 23,760 restricted stock units (RSUs), awarded to the non-employee members of the Board of Directors during 2007, vested in connection with the annual stockholders meeting. The vested RSUs will be settled in common stock six months following the awardee’s termination of service from the Board of Directors. Prior to settlement, dividend equivalents are paid with respect to these vested RSUs and are credited as additional vested RSUs. During the year ended December 31, 2008, in connection with the Company’s dividend to its stockholders, an aggregate of 240 RSUs were credited to vested RSU holders.

Additionally, on May 29, 2008, the Company awarded the non-employee members of the Board of Directors, in aggregate, 24,984 RSUs. These RSUs vest on May 29, 2009, except for accelerated vesting in the case of death or disability of the director or in connection with a change of control. Vested RSUs will be settled in common stock within 30 days after the vesting date or can be deferred until six months following the awardee’s termination of service from the Board of Directors, at the awardee’s election. In the event of a deferral election, dividend equivalents are paid with respect to vested RSUs and are credited as additional vested RSUs. The aggregate fair value of the RSUs on the date of grant was $0.5 million.

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

Changes in outstanding RSUs for the year ended December 31, 2008 were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at January 1, 2008	23,760	$16.83
Granted	177,788	19.21
Forfeited	(1,667)	19.21

RSUs outstanding at December 31, 2008	199,881	18.92

Vested but unsettled RSUs at December 31, 2008	24,000	16.83

16. Statutory Matters

Statutory Financial Data

The combined capital stock, surplus and net income of the Company’s insurance subsidiaries (EICN, ECIC, EPIC and EAC), prepared in accordance with the statutory accounting practices of the National Association of Insurance Commissioners (NAIC) as well as statutory accounting principles permitted by the State of California, Florida and Nevada (SAP), were as follows:

	December 31,
	2008	2007
	(in thousands)
Capital stock and unassigned surplus	$278,393	$149,004
Paid in capital	64,900	—
Special surplus funds	192,463	548,710
Surplus notes	42,000	—

Total statutory surplus	$577,756	$697,714

Under SAP, the statutory operating results of EPIC and EAC are combined with EICN and ECIC’s operating results for the entire year of 2008. Net income for the Company’s insurance subsidiaries prepared in accordance with SAP for the years ended December 31, 2008, 2007 and 2006 was $101.7 million, $172.2 million and $164.3 million, respectively.

The treatment of the LPT Agreement and the surplus notes (see Note 11) are the primary differences in the SAP-basis capital stock and total surplus of the insurance subsidiaries of $577.8 million and $697.7 million, and the GAAP-basis equity of the Company of $444.7 million and $379.5 million as of December 31, 2008 and 2007, respectively. Under SAP accounting, the retroactive reinsurance gain resulting from the LPT Agreement is recorded as a special component of surplus (special surplus funds) in the initial year of the contract, and not reported as unassigned surplus until the Company has recovered amounts in excess of the original consideration paid. The special surplus funds are also reduced by the amount of extraordinary dividends as approved by the Nevada Division of Insurance. Under GAAP accounting the gain is deferred and amortized over the period the underlying reinsured claims are paid (see Note 10). Under SAP, the surplus notes are recorded as a separate component of surplus. Under GAAP the surplus notes are considered debt.

Insurance Company Dividends

Nevada law limits the payment of cash dividends by EICN to its parent by providing that payments cannot be made except from available and accumulated surplus, otherwise unrestricted (unassigned), and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend prohibited by these restrictions may only be declared and distributed as an extraordinary dividend upon the prior approval of the Nevada Commissioner of Insurance (Nevada Commissioner). Dividends that are considered extraordinary require notice to the Nevada Commissioner who must approve or disapprove the dividends or distribution within 30 days of such notice. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of: (a) 10% of EICN’s statutory surplus as regards policyholders at the next preceding December 31; or (b) EICN’s statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31.

As of December 31, 2008, EICN had positive unassigned surplus of $205.9 million. As a result of approval of extraordinary dividends totaling $355.0 million from special surplus by the Nevada Commissioner in 2008, dividends from unassigned surplus, otherwise deemed ordinary, will also require approval in 2009. The 2008 extraordinary dividends were paid to EGI, and in turn to EHI, prior to December 31, 2008 as approved by the Nevada Division of Insurance. On October 17, 2006 and December 18, 2007, EICN received approval to pay extraordinary dividends of $55.0 million and $38.0 million, respectively. Both of these dividends were paid on or before December 31, 2007.

The California Insurance Holding Company System Regulatory Act limits the ability of ECIC to pay dividends to its parent, EICN. California law provides that, absent prior approval of the California Insurance Commissioner, dividends can only be declared from earned surplus. Earned surplus for purposes of this statute excludes amounts: (a) derived from the net appreciation in the value of assets not yet realized or (b) derived from an exchange of assets, unless the assets received are currently realizable in cash. In addition, California law provides that the appropriate insurance regulatory authorities in the state of California must approve (or, within a 30-day notice period, not disapprove) any dividend that, together with all other such dividends paid during the preceding 12 months, exceeds the greater of: (a) 10% of the paying company’s statutory earned surplus as regards policyholders at the preceding December 31 or (b) 100% of the net income for the preceding year. ECIC received approval to pay an extraordinary dividend of $49.2 million in the second quarter of 2008. Due to this dividend, a maximum payout of $52.5 million, without prior approval, will be available after June 2009, subject to restrictions. ECIC declared and paid a dividend of $61.0 million on December 14, 2007.

Under Florida law, without regulatory approval, EPIC and EAC may not pay dividends or other distributions of cash or property to its stockholders within a 12-month period with a total fair market value exceeding the larger of 10% of surplus as of the preceding December 31st or 100% of its prior year’s net income, not including realized capital gains, or net investment income plus a three-year carry forward. The maximum dividends that may be paid by EPIC and EAC in 2009, without prior approval, are $17.7 million and $9.5 million, respectively. These amounts represent 10% of statutory surplus, not to exceed unassigned funds.

Regulatory Requirements and Restrictions

ECIC is subject to supervision and regulation by the California Department of Insurance (California DOI). The ability of ECIC to pay dividends was further limited by restrictions imposed by the California DOI in its approval of our October 1, 2008, reinsurance pooling agreement. Under that approval: (a) ECIC must initiate discussions of its business plan with the California DOI if its premium to policyholder surplus ratio exceeds 1.5 to 1; (b) ECIC will not exceed a ratio of premium to policyholder surplus of 2 to 1 without approval of the California DOI; (c) if at any time ECIC’s policyholder surplus decreases to 80% or less than the September 30, 2008 balance, ECIC shall cease issuing new policies in California but may continue to renew existing policies until it has (i) received a capital infusion to bring its surplus position to the same level as that as of September 30, 2008 and (ii) submitted a new business plan to the California DOI; (d) ECIC will maintain a RBC level of at least 350%; (e) should ECIC fail to comply with any commitments listed herein, ECIC will consent to any request by the California DOI to cease issuing new policies in California, but may continue to renew existing policies until such time that as ECIC is able to achieve full compliance with each commitment; and (f) the obligations listed shall only terminate with the written consent of the California DOI.

EPIC and EAC are subject to comprehensive supervision and regulation by the Florida Department of Financial Services (FDFS). Florida statute Section 624.408 requires EPIC and EAC to maintain minimum capital and surplus of the greater of $4.0 million or 10% of total liabilities. Florida statute Section 624.4095 requires EPIC and EAC to maintain a ratio of written premiums times 1.25 to surplus of no greater than 10-to-1 for gross written premiums and 4-to-1 for net written premiums. During the years ended December 31, 2008, 2007 and 2006, EPIC and EAC were in compliance with these statutes.

Additionally, EICN, ECIC, EPIC and EAC are required to comply with NAIC risk-based capital (RBC) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. As of December 31, 2008, 2007 and 2006, EICN, ECIC, EPIC and EAC’s total adjusted capital is above all regulatory action levels.

ECIC, EPIC and EAC are subject to Florida statute 627.215 and applicable regulations related to Florida excessive profits for workers’ compensation insurance companies. Florida excessive profits are calculated based upon a complex statutory formula which is applied over rolling three year periods. Companies are required to file annual excessive profits forms, and they are required to return so-called “Florida excessive profits” to policyholders in the form of a cash refund or credit toward the future purchase of insurance. As of December 31, 2008, the Company had no amounts accrued for estimated additional Florida excessive profits based on its statutory underwriting results for the years ended 2005-2008.

17. Accumulated Other Comprehensive Income, Net

Accumulated other comprehensive income, net, is comprised of unrealized appreciation on investments classified as available-for-sale and unrealized depreciation on derivative, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Net unrealized gain on investments, before taxes	$54,748	$71,570	$44,885
Net unrealized loss on derivative, before taxes	(3,868)	—	—
Deferred tax expense	(18,076)	(25,050)	(15,710)

Total accumulated other comprehensive income, net	$32,804	$46,520	$29,175

The following table summarizes the changes in the components of total comprehensive income:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Unrealized (losses) gains during the period, before taxes	$(32,214)	$26,865	$35,200
Less: income tax (benefit) expense	(11,007)	9,403	12,320

Unrealized (losses) gains during the period, net of taxes	(21,207)	17,462	22,880
Less reclassification adjustment:
Realized (losses) gains in net income	(11,524)	180	54,277
Income tax (benefit) expense	(4,033)	63	18,997

Reclassification adjustment for (losses) gains realized in net income	(7,491)	117	35,280

Other comprehensive (loss) income	(13,716)	17,345	(12,400)
Net income	101,785	120,283	171,570

Total comprehensive income	$88,069	$137,628	$159,170

18. Employee Benefit and Retirement Plans

The Company maintains two 401(k) defined contribution plans covering all eligible Company employees. One plan covers eligible employees of the Company and its subsidiaries that existed prior to the acquisition of AmCOMP (Note 4) (the Employers 401(k) Plan). Beginning with the plan year 2007, the Company adopted a safe harbor matching contribution to the Employers 401(k) Plan. The safe harbor matching consists of a dollar-for-dollar matching contribution on salary deferrals up to 3% of compensation and then fifty-cents on the dollar matching contribution on salary deferrals from 3% to 5% of compensation. For the 2006 plan year, the Company’s match was fifty-cents for every dollar contributed by the employee, up to 6% of the employee’s annual salary. The Company’s contribution to the Employers 401(k) Plan was $1.5 million, $1.4 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The second plan covers all eligible employees of the companies acquired in the AmCOMP acquisition (the AmCOMP 401(k) Plan). For employees covered under the AmCOMP 401(k) Plan, the Company matches the employee’s contribution dollar-for-dollar for the first 2% of salary and fifty-cents for every dollar contributed for the next 4% of salary. Expenses relating to the AmCOMP 401(k) Plan were $0.1 million for the two month period ended December 31, 2008.

19. Earnings Per Share

SFAS No. 128, Earnings per Share, provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of equity. Diluted earnings per common share includes common shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if outstanding options were to be exercised.

The following table presents the net income and the weighted average shares outstanding used in the earnings per common share calculations for the stated periods:

	Year Ended December 31, 2008	February 5, 2007 through December 31, 2007
	(in thousands, except share and per share data)
Net income available to common stockholders—basic and diluted	$101,785	$113,812

Weighted average number of common shares outstanding—basic	49,217,829	51,933,827
Effect of dilutive securities:
Performance share awards	40,504	6,470
Restricted stock units	2,895	3,115

Dilutive potential common shares	43,399	9,585

Weighted average number of common shares outstanding—diluted	49,261,228	51,943,412

Earnings per common share:
Basic	$2.07	$2.19
Diluted	$2.07	$2.19

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

The pro forma earnings per common share—basic and diluted—presented on the accompanying consolidated statements of income is intended to depict the impact of the conversion because neither EHI, nor its predecessor, EIG, had, prior to the conversion, any outstanding common shares. The following table presents the pro forma net income and weighted average shares outstanding used in the pro forma earnings per common share calculations for the following years:

	Pro Forma for the Years Ended December 31,
	2007	2006
	(in thousands, except share and per share data)
Net income available to common stockholders—basic and diluted	$120,283	$171,570

Weighted average number of common shares outstanding—basic	51,748,392	50,000,002
Effect of dilutive securities:
Performance share awards	5,849	—
Restricted stock units	2,816	—

Dilutive potential common shares	8,665	—

Weighted average number of common shares outstanding— diluted	51,757,057	50,000,002

Pro forma earnings per common share:
Basic	$2.32	$3.43
Diluted	$2.32	$3.43

Pro forma earnings per common share—basic—for the year ended December 31, 2007 is calculated using the net income for the 12 months ended December 31, 2007, as presented on the accompanying consolidated statements of income. The weighted average shares outstanding was calculated using those shares available to eligible members in the conversion, or 50,000,002 shares, for the period prior to the IPO, and the actual weighted shares outstanding for the period after the IPO. Earnings per common share—diluted—is based on the pro forma weighted shares outstanding—basic—adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares that could have been purchased from the proceeds of the potentially dilutive shares. The Company’s outstanding options have been excluded in computing the diluted earnings per share for the pro forma year ended December 31, 2007, because their inclusion would be anti-dilutive.

The pro forma earnings per common share for the year ended December 31, 2006 is calculated using only those shares available to eligible members in the conversion, or 50,000,002 shares, and does not include any shares issued to new investors in connection with EHI’s IPO. EIG had no common stock equivalents outstanding that would create a dilutive effect on the pro forma earnings per common share for the year ended December 31, 2006.

20. Selected Quarterly Financial Data (Unaudited)

Quarterly results for the years ended December 31, 2008 and 2007 were as follows:

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Net premiums earned	$75,896	$73,815	$73,131	$106,105
Realized losses on investment, net	(1,488)	(219)	(1,504)	(8,313)
Losses and loss adjustment expenses	30,614	24,142	25,588	56,171
Underwriting and other operating expenses	21,726	22,981	21,907	35,845
Income taxes	5,292	8,346	(289)	(3,083)
Net income	25,494	27,366	33,069	15,856
Earnings per common share:
Basic	0.51	0.55	0.67	0.32
Diluted	0.51	0.55	0.67	0.32

	2007 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Net premiums earned	$89,792	$84,117	$88,527	$84,448
Realized gains (losses) on investment, net	190	(658)	146	502
Losses and loss adjustment expenses	41,667	28,802	40,867	31,966
Underwriting and other operating expenses	23,300	22,752	21,726	23,621
Income taxes	7,403	9,818	3,896	9,486
Net income	27,866	30,773	29,880	31,764
Earnings per common share:
Basic	0.40	0.58	0.58	0.64
Diluted	0.40	0.58	0.58	0.64

Net Premiums Earned

The increase in net premiums earned in the fourth quarter of 2008 was a result of the acquisition of AmCOMP (see Note 4) on October 31, 2008. The acquired business resulted in an increase in fourth quarter net premiums earned of $31.6 million.

Realized Losses on Investments, Net

The net realized losses in the fourth quarter of 2008 resulted from the Company’s review of the severity and duration of securities that were in an unrealized loss position. This resulted in the recognition of an other-than-temporary impairment of primarily one fixed maturity security and 39 equity holdings.

Losses and Loss Adjustment Expenses

Favorable prior accident year reserve development was recognized in each of the quarters of 2008 in the amount of $11.4 million, $16.9 million, $25.0 million and $18.4 million, first through fourth quarters, respectively. In the fourth quarter, the acquired business resulted in $18.5 million of additional losses and LAE.

Favorable prior accident year reserve development was recognized in each of the quarters of 2007 in the amount of $15.6 million, $20.4 million, $7.4 million, and $16.6 million, first quarter through fourth quarters, respectively.

Underwriting and Other Operating Expenses

The increase in fourth quarter 2008 underwriting and other operating expenses was primarily the result of the acquisition of AmCOMP (see Note 4) on October 31, 2008 in the amount of $11.6 million. Subsequent to year end, the Company announced a strategic restructuring plan to achieve corporate and operational objectives related to the acquisition and integration of AmCOMP (see Note 21).

Income Taxes

During the third quarters of 2008 and 2007, the Company reversed $10.6 and $5.8 million of liabilities for previously unrecognized tax benefits which includes $2.3 million and $0.7 million of related accrued interest, respectively, as a result of certain statutory periods expiring (see Note 8). During the fourth quarter 2008, the Company further realized a notable decrease in its effective tax rate attributable to the increased proportion of tax preferred investment income to net income before taxes.

Earnings Per Common Share

Earnings per common share of $0.40, for the first quarter of 2007, only includes earnings for the period after the Company’s Conversion and IPO (see Note 3) or February 5, 2007 through March 31, 2007.

21. Subsequent Events

Strategic Restructuring Plan

On January 23, 2009, the Company announced a strategic restructuring plan to achieve the corporate and operational objectives set forth as part of its recently completed acquisition and integration of AmCOMP, and in response to economic conditions.

The restructuring plan includes a staff reduction of approximately 14 percent of the Company’s total workforce, and consolidation of corporate activities into the Company’s Reno, Nevada headquarters. The Company expects to incur restructuring charges in the first quarter 2009, primarily associated with personnel-related termination costs.

Stockholder Dividend

On February 25, 2009, the Board of Directors declared a $0.06 dividend per share, payable March 25, 2009, to stockholders of record on March 11, 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported with in the time periods specified and pursuant to SEC regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

The report of our management regarding internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control over Financial Reporting” and incorporated herein by reference.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

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

The information required by Item 10 with respect to our Directors is included under the caption “Election of Directors” in our Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference. We plan to file such Proxy Statement within 120 days after December 31, 2008, the end of our fiscal year.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is included under the caption “The Board of Directors and its Committees—Audit Committee” in our Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by Item 10 with respect to our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers is posted on our website at www.employers.com in the Investors section under “Governance.” We will post information regarding any amendment to, or waiver from, our Code of Business Conduct and Ethics on our website in the Investor section under Governance.

Item 11. Executive Compensation

The information required by Item 11 is included under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis” in our Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is included under the caption “Audit Matters” in our Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following consolidated financial statements are filed in Item 8 of Part II of this report:

Page
Report of Independent Registered Public Accounting Firm	105
Consolidated Balance Sheets as of December 31, 2008 and 2007	106
Consolidated Statements of Income for each of the three years ended December 31, 2008	107
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2008	109
Notes to Consolidated Financial Statements	110
Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	144
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	149

Pursuant to Rule 7-05 of Regulation S-X, Schedules I, III, IV and V have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

Schedule II. Condensed Financial Information of Registrant

Employers Holdings, Inc.
Condensed Balance Sheets

	December 31,
	2008	2007
	(in thousands except share data)
Assets
Investments:
Investment in subsidiaries	$286,226	$358,620
Investment in securities available-for-sale (amortized cost $200,155 in 2008 and $0 in 2007)	210,468	—

Total investments	496,694	358,620
Cash	99,773	20,303
Intercompany receivable	—	187
Federal income taxes receivable—intercompany	2,677	1,927
Deferred income taxes, net	—	535
Other assets	3,900	648

Total assets	$603,044	$382,220

Liabilities and Equity
Accounts payable and accrued expenses	$3,248	$2,767
Deferred income taxes, net	812	—
Intercompany payable	388	—
Notes payable	150,000	—
Other liabilities	3,868	—

Total liabilities	158,316	2,767
Equity
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,528,207 and 53,527,907 shares issued and 48,830,140 and 49,616,635 shares outstanding at December 31, 2008 and 2007, respectively	535	535
Preferred stock, $0.01 par value; 25,000,000 shares authorized; non issued	—	—
Additional paid-in capital	306,032	302,862
Retained earnings	194,509	104,536
Accumulated other comprehensive income, net	32,804	46,520
Treasury stock, at cost (4,698,067 shares at December 31, 2008 and 3,911,272 shares at December 31, 2007)	(89,152)	(75,000)

Total stockholders’ equity	444,728	379,453

Total liabilities and stockholders’ equity	$603,044	$382,220

See accompanying notes.

Employers Holdings, Inc.
Condensed Statements of Income

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Revenues
Net investment income	$7,125	$—	$—
Expenses
Other operating expenses	12,179	10,457	9,961
Interest expense	1,738	—	—

Total expenses	13,917	10,457	9,961
Loss before income taxes and equity in earnings of subsidiaries	(6,792)	(10,457)	(9,961)
Income tax benefit	(3,585)	(2,462)	—
Net loss before equity in earnings of subsidiaries	(3,207)	(7,995)	(9,961)
Equity in net income of subsidiaries	104,992	128,278	181,531

Net income	$101,785	$120,283	$171,570

Earnings per common share for the stated periods (Note 19):

	Year Ended December 31, 2008	February 5, 2007 through December 31, 2007
Basic	$2.07	$2.19

Diluted	$2.07	$2.19

	Pro Forma for the Years Ended December 31,
	2007	2006
Basic	$2.32	$3.43

Diluted	$2.32	$3.43

	Years Ended December 31,
	2008	2007	2006
Cash dividends declared per common share	$0.24	$0.18	$—

See accompanying notes.

Employers Holdings, Inc.
Condensed Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Operating activities
Net income	$101,785	$120,283	$171,570
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(104,992)	(128,278)	(181,531)
Amortization expense	148	—	—
Stock-based compensation	3,161	1,720	—
Amortization of premium or investments, net	849	—	—
Deferred income tax expense	(907)	(535)	—
Change in operating assets and liabilities:
Accounts payable and accrued expense	381	1,010	1,731
Federal income taxes	(750)	(1,927)	—
Other assets	(3,025)	(648)	9
Intercompany payable/receivable	575	(11,434)	11,247

Net cash (used in) provided by operating activities	(2,775)	(19,809)	3,026
Investing activities
Purchase of fixed maturities	(1,994)	—	—
Proceeds from sale of fixed maturities	997	—	—
Cash dividends received from subsidiaries	152,995	100,511	—
Capital contributions to subsidiary	(193,423)	—	—

Net cash (used in) provided by investing activities	(41,425)	100,511	—
Financing activities
Issuance of common stock, net	—	486,670	(3,077)
Cash paid to eligible policyholders under plan of conversion	—	(462,989)	—
Acquisition of treasury stock	(14,152)	(75,000)	—
Dividends paid to stockholders	(11,808)	(9,276)	—
Debt issuance costs	(375)	—	—
Proceeds from notes payable	150,000	—	—
Other	5	—	—

Net cash provided by (used in) financing activities	123,670	(60,595)	(3,077)

Net increase (decrease) in cash and cash equivalents	79,470	20,107	(51)
Cash and cash equivalents at the beginning of the period	20,303	196	247

Cash and cash equivalents at the end of the period	$99,773	$20,303	$196

Schedule of non-cash transactions
Stock issued in exchange for membership interest	$—	$281,073	$—
Fixed maturities transferred in for dividend	200,087	—	—

See accompanying notes.

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

Through its four wholly owned subsidiaries, Employers Insurance Company of Nevada, Employers Compensation Insurance Company, Employers Preferred Insurance Company and Employers Assurance Company, EHI is engaged in the commercial property and casualty insurance industry, specializing in workers’ compensation products and services.

EHI prepares its condensed financial statements in accordance with U.S. generally accepted accounting principles (GAAP), using the equity method. Under the equity method, the investment in subsidiaries is stated at cost plus equity in earnings (loss) of its subsidiaries. These condensed financial statements should be read in conjunction with EHI’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Estimates and Assumptions

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates.

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

Upon completion of EHI’s IPO, the capitalized issuance costs related to the IPO of $5.4 million were netted against the IPO proceeds in additional paid-in capital in the accompanying consolidated balance sheets. The costs related to the conversion were $10.9 million, of which $0.9 million was incurred in the period from January 1, 2007 through February 5, 2007 and $10.0 million was incurred during the year ended December 31, 2006. Conversion expenses consisted primarily of printing and mailing costs and the aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants. These costs have no tax benefit and were expensed as incurred and are included in the underwriting and other operating expenses in the accompanying consolidated statements of income.

3. Income Taxes

EHI files a consolidated federal income tax return with its subsidiaries and has a tax allocation agreement with its subsidiaries. The equity in the undistributed earnings of subsidiaries included in the accompanying condensed statements of income are net of income taxes.

4. Investments

EHI holds fixed maturity investments at December 31, 2008 for purposes of securing the Second and Amended and Restated Secured Revolving Credit Facility (Amended Credit Facility). The

amortized cost and estimated fair value of fixed maturity investments at December 31, 2008, by contractual maturity are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$10,051	$10,378
Due after one year through five years	103,510	109,374
Due after five years through ten years	86,594	90,716

Total	$200,155	$210,468

At December 31, 2008, the fixed maturity securities had unrealized gains of $10.3 million which are included in accumulated comprehensive income, net in the accompanying condensed balance sheets.

5. Notes Payable

Effective September 30, 2008, EHI and Wells Fargo Bank, National Association (Wells Fargo) entered into the Amended Credit Facility. See Note 11 of the Consolidated Financial Statements of Employers Holdings, Inc and Subsidiaries’ included herein for a description of the terms of the Amended Credit Facility.

On September 30, 2008, EHI borrowed $150.0 million through the Amended Credit Facility. The proceeds borrowed under the Amended Credit Facility were used to finance the acquisition of AmCOMP Incorporated and for general working capital purposes. The interest rate on the Amended Credit Facility at December 31, 2008 was 3.16% and interest paid during the year ended December 31, 2008, including the interest rate swap (see Note 6), totaled $1.2 million. The Amended Credit Facility is secured by fixed maturity securities which had a fair value of $210.5 million at December 31, 2008.

6. Derivative

Interest Rate Swap

On September 30, 2008, EHI, in connection with the borrowings made under the Amended Credit Facility (see Note 5), executed an interest rate swap with Wells Fargo with a notional amount of $100.0 million. Execution of the interest rate swap established a fixed interest rate of 4.84%, on the notional amount, through September 30, 2010. EHI uses its interest rate swap to mitigate the risks associated with unexpected cash outflows resulting from shifts in variable interest rates. As of December 31, 2008, the interest rate swap had a liability fair value of $3.9 million and is included in other liabilities on the accompanying condensed balance sheet. The corresponding unrealized loss of $3.9 million is included in accumulated other comprehensive income, net.

7. Stock-Based Compensation

During 2007, EHI granted 23,760 Restricted Stock Units (RSUs) to non-employee Directors, 140,311 Performance Shares Awards to officers, 186,000 nonqualified stock options to non-officer employees and 420,916 nonqualified stock options to officers. During 2008, EHI granted 24,984 RSUs to non-employee directors and 152,564 RSUs to officers and 475,167 non-qualified stock options to officers. EHI adopted SFAS No. 123(R)—Share Based Payment (SFAS No. 123(R)), on January 1, 2006, and under SFAS No. 123(R), share-based payments made to employees must be recognized in the statements of income based on their fair values over the employees’ service period. See Note 15 of the Consolidated Financial Statements of Employers Holdings, Inc. and Subsidiaries’ included herein for a detailed description of the stock-based compensation.

8. Subsequent Events (Unaudited)

Stockholder Dividend

On February 25, 2009, the Board of Directors declared a $0.06 dividend per share, payable March 25, 2009, to stockholders of record on March 11, 2009.

SCHEDULE VI. Supplemental Information Concerning Property—Casualty Insurance Operations
Employers Holdings, Inc. and Subsidiaries
Consolidated Supplemental Information Concerning Property and Casualty Insurance Operations

Year Ended	Deferred Policy Acquisition Costs	Reserves For Unpaid Losses And Loss Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Losses and LAE Related to Current Year	Losses and LAE Related to Prior Years	Amortization of Deferred Policy Acquisition Costs	Paid Losses And Loss Adjustment Expenses	Net Premiums Written
	(in thousands)
2008	$32,365	$2,506,478	$139,310	$328,947	$78,062	$226,643	$(71,707)	$51,157	$188,883	$312,847
2007	$14,901	$2,269,710	$63,924	$346,884	$78,623	$221,347	$(60,011)	$46,109	$153,919	$338,569
2006	$13,767	$2,307,755	$73,255	$392,986	$68,187	$256,257	$(107,129)	$58,358	$147,957	$387,184

Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among AmCOMP Incorporated, Employers Holdings, Inc. and Sapphire Acquisition Corp.		8-K	2.1	January 10, 2008
2.2	Amendment No. 2 to the Agreement and Plan of Merger, dated August 29, 2008, by and among AmCOMP Incorporated, Employers Holdings, Inc. and Sapphire Acquisition Corp.		8-K	2.1	August 29, 2008
3.1	Amended and Restated Articles of Incorporation of Employers Holdings, Inc.		10-K	3.1	March 30, 2007
3.2	Amended and Restated By laws of Employers Holdings, Inc.		10-K	3.1	March 30, 2007
4.1	Form of Common Stock Certificate		S-1/A	4.1	January 18, 2007
10.1	Quota Share Reinsurance Agreement, dated as of June 30, 1999, between State Industrial Insurance System of Nevada, D.B.A.: Employers Insurance Company of Nevada and the various Reinsurers as identified by the Interests and Liabilities Agreements attached thereto(1)		S-1/A	10.1	January 18, 2007
10.2	Producer Agreement, dated as of May 1, 2005, between Employers Compensation Insurance Company and Automatic Data Processing Insurance Agency, Inc.(1)		S-1/A	10.2	January 18, 2007
10.3	Joint Marketing and Network Access Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	10.3	January 18, 2007

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
10.4	Joint Marketing and Network Access Agreement, dated as of July 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	10.4	January 18, 2007
*10.5	Employers Holdings, Inc. Equity and Incentive Plan Stock Option Agreement		8-K	10.1	August 10, 2007
*10.6	Employers Holdings, Inc. Equity and Incentive Plan Performance Share Agreement		8-K	10.2	August 10, 2007
*10.7	Employers Holdings, Inc. Amended and Restated Equity Incentive Plan		DEF14A	Appendix B	April 14, 2008
*10.8	Form of Restricted Stock Unit Agreement		8-K	10.1	June 2, 2008
10.9	Second Amended and Restated Credit Agreement, dated September 30, 2008, between Employers Holdings, Inc. and Wells Fargo Bank, National Association		8-K	10.1	October 22, 2008
10.10	Second Amended and Restated Revolving Line of Credit Note, dated September 30, 2008, between Employers Holdings Inc. and Wells Fargo Bank, National Association		8-K	10.2	October 22, 2008
* 10.11	Employment Agreement by and between Employers Holdings, Inc. and Douglas D. Dirks, dated December 17, 2008 and effective as of January 1, 2009		8-K	10.1	December 23, 2008
* 10.12	Employment Agreement by and between Employers Holdings, Inc. and Ann W. Nelson, dated December 17, 2008 and effective as of January 1, 2009		8-K	10.2	December 23, 2008
* 10.13	Employment Agreement by and between Employers Holdings, Inc. and Lenard T. Ormsby, dated December 17, 2008 and effective as of January 1, 2009		8-K	10.3	December 23, 2008
* 10.14	Employment Agreement by and between Employers Insurance Company of Nevada and Martin J. Welch, dated December 17, 2008 and effective as of January 1, 2009		8-K	10.4	December 23, 2008
* 10.15	Employment Agreement by and between Employers Holdings, Inc. and William E. Yocke, dated December 17, 2008 and effective as of January 1, 2009		8-K	10.5	December 23, 2008
21.1	Subsidiaries of Employers Holdings, Inc.	X

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of William E. Yocke Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of William E. Yocke Pursuant to Section 906	X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reno, State of Nevada on February 26, 2009.

EMPLOYERS HOLDINGS, INC.

By:	/s/ Douglas D. Dirks Name: Douglas D. Dirks Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Kolesar Robert J. Kolesar	Chairman of the Board	February 26, 2009
/s/ Douglas D. Dirks Douglas D. Dirks	President and Chief Executive Officer, Director (Principal Executive Officer)	February 26, 2009
/s/ William E. Yocke William E. Yocke	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2009
/s/ Richard W. Blakey Richard W. Blakey	Director	February 26, 2009
/s/ Valerie R. Glenn Valerie R. Glenn	Director	February 26, 2009
/s/ Rose E. McKinney-James Rose E. McKinney-James	Director	February 26, 2009
/s/ Ronald F. Mosher Ronald F. Mosher	Director	February 26, 2009
/s/ Katherine W. Ong Katherine W. Ong	Director	February 26, 2009
/s/ Michael D. Rumbolz Michael D. Rumbolz	Director	February 26, 2009
/s/ John P. Sande III John P. Sande III	Director	February 26, 2009
/s/ Martin J. Welch Martin J. Welch	Director	February 26, 2009