Form 10-Q
period 2009-03-31
Employers Holdings, Inc.
filed 2009-05-07
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 001-33245

EMPLOYERS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	04-3850065
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

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
Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registraint was required to submit and post such files).
Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☑

Class	April 30, 2009

Common Stock, $0.01 par value per share	46,681,745 shares outstanding

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share data)

	As of March 31, 2009	As of December 31, 2008

	(unaudited)
Assets
Available for sale:
Fixed maturity investments at fair value (amortized cost $1,936,482 at March 31, 2009 and $1,870,227 at December 31, 2008)	$1,997,409	$1,909,391
Equity securities at fair value (cost $41,232 at March 31, 2009 and $43,014 at December 31, 2008)	52,825	58,526
Short-term investments at fair value (amortized cost $32,752 at March 31, 2009 and $74,952 at December 31, 2008)	32,985	75,024

Total investments	2,083,219	2,042,941

Cash and cash equivalents	190,431	202,893
Accrued investment income	22,667	24,201
Premiums receivable, less bad debt allowance of $8,606 at March 31, 2009 and $7,911 at December 31, 2008	105,097	91,273
Reinsurance recoverable for:
Paid losses	11,504	12,723
Unpaid losses, less allowance of $1,335 at each period	1,065,343	1,075,015
Funds held by or deposited with reinsureds	87,087	88,163
Deferred policy acquisition costs	33,861	32,365
Federal income taxes recoverable	9,672	11,042
Deferred income taxes, net	70,070	80,968
Property and equipment, net	13,211	14,098
Intangible assets, net	17,358	18,218
Goodwill	36,192	36,192
Other assets	19,066	26,621

Total assets	$3,764,778	$3,756,713

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,494,554	$2,506,478
Unearned premiums	151,930	139,310
Policyholders’ dividends accrued	8,725	8,737

Total claims and policy liabilities	2,655,209	2,654,525

Commissions and premium taxes payable	14,030	12,691
Accounts payable and accrued expenses	20,624	24,192
Deferred reinsurance gain - LPT Agreement	402,233	406,581
Notes payable	182,000	182,000
Other liabilities	30,740	31,996

Total liabilities	$3,304,836	$3,311,985

See accompanying unaudited notes to consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share data)

	As of March 31, 2009	As of December 31, 2008

	(unaudited)
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,528,207 and 53,528,207 shares issued and 47,205,945 and 48,830,140 shares outstanding at March 31, 2009, and at December 31, 2008, respectively	535	535
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	306,854	306,032
Retained earnings	212,454	194,509
Accumulated other comprehensive income, net	44,781	32,804
Treasury stock, at cost (6,322,262 shares at March 31, 2009 and 4,698,067 shares at December 31, 2008)	(104,682)	(89,152)

Total stockholders’ equity	459,942	444,728

Total liabilities and stockholders’ equity	$3,764,778	$3,756,713

See accompanying unaudited notes to consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended March 31,

	2009	2008

	(unaudited)
Revenues
Net premiums earned	$111,600	$75,896
Net investment income	23,306	18,903
Realized losses on investments, net	(2,112)	(1,488)
Other income	146	438

Total revenues	132,940	93,749

Expenses
Losses and loss adjustment expenses	59,162	30,614
Commission expense	13,658	10,623
Dividends to policyholders	2,018	15
Underwriting and other operating expenses	36,484	21,711
Interest expense	1,959	—

Total expenses	113,281	62,963

Net income before income taxes	19,659	30,786
Income tax (benefit) expense	(1,196)	5,292

Net income	$20,855	$25,494

Earnings per common share (Note 12):

Basic	$0.43	$0.51

Diluted	$0.43	$0.51

Cash dividends declared per common share	$0.06	$0.06

See accompanying unaudited notes to the consolidated financial statements

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock, at Cost	Total Stockholders’ Equity
	Common Stock

	Shares	Amount

	(unaudited)
Balance, January 1, 2008	53,527,907	$535	$302,862	$104,536	$46,520	$(75,000)	$379,453
Stock-based compensation	—	—	632	—	—	—	632
Acquisition of treasury stock (Note 11)	—	—	—	—	—	(994)	(994)
Dividends to common stockholders	—	—	—	(2,977)	—	—	(2,977)
Comprehensive income:
Net income for the period	—	—	—	25,494	—	—	25,494
Change in net unrealized gains on investments, net of taxes	—	—	—	—	(5,383)	—	(5,383)

Total comprehensive income							20,111

Balance, March 31, 2008	53,527,907	$535	$303,494	$127,053	$41,137	$(75,994)	$396,225

Balance, January 1, 2009	53,528,207	$535	$306,032	$194,509	$32,804	$(89,152)	$444,728
Stock-based compensation	—	—	821	—	—	—	821
Acquisition of treasury stock (Note 11)	—	—	—	—	—	(15,530)	(15,530)
Dividends to common stockholders	—	—	1	(2,910)	—	—	(2,909)
Comprehensive income:
Net income for the period	—	—	—	20,855	—	—	20,855
Change in net unrealized losses on investments, net of taxes	—	—	—	—	11,977	—	11,977

Total comprehensive income							32,832

Balance, March 31, 2009	53,528,207	$535	$306,854	$212,454	$44,781	$(104,682)	$459,942

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,

	2009	2008

	(unaudited)
Operating activities
Net income	$20,855	$25,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,006	1,618
Stock-based compensation	821	632
Amortization of premium on investments, net	1,218	1,687
Allowance for doubtful accounts – premiums receivable	695	197
Deferred income tax expense	4,355	4,531
Realized losses on investments, net	2,112	1,488
Realized losses on retirement of assets	26	—
Change in operating assets and liabilities:
Accrued investment income	1,534	722
Premiums receivable	(14,519)	4,921
Reinsurance recoverable on paid and unpaid losses	10,891	8,724
Funds held by or deposited with reinsureds	1,076	1,911
Federal income taxes	1,370	(3,017)
Unpaid losses and loss adjustment expenses	(11,924)	(14,470)
Unearned premiums	12,620	1,073
Accounts payable, accrued expenses and other liabilities	(6,384)	(2,900)
Deferred reinsurance gain – LPT Agreement	(4,348)	(4,792)
Other	7,372	(1,734)

Net cash provided by operating activities	30,776	26,085

Investing activities
Purchase of fixed maturities	(110,512)	(5,414)
Purchase of equity securities	(150)	(764)
Proceeds from sale of fixed maturities	21,890	11,687
Proceeds from sale of equity securities	3,276	764
Proceeds from maturities and redemptions of investments	59,883	2,500
Cash paid for acquisition, net of cash and cash equivalents acquired	(100)	(758)
Capital expenditures and other, net	(1,261)	(1,925)

Net cash (used in) provided by investing activities	(26,974)	6,090

Financing activities
Acquisition of treasury stock	(13,355)	(796)
Dividends paid to stockholders	(2,909)	(2,977)

Net cash used in financing activities	(16,264)	(3,773)

Net (decrease) increase in cash and cash equivalents	(12,462)	28,402
Cash and cash equivalents at the beginning of the period	202,893	149,703

Cash and cash equivalents at the end of the period	$190,431	$178,105

See accompanying unaudited notes to consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Employers Holdings, Inc. (EHI) is a holding company and successor to EIG Mutual Holding Company (EIG), which was incorporated in Nevada in 2005. On October 31, 2008 (Acquisition Date), the Company acquired 100% of the outstanding common stock of AmCOMP Incorporated (AmCOMP), including two insurance subsidiaries, AmCOMP Preferred Insurance Company and AmCOMP Assurance Corporation (the Acquisition) (Note 2). On December 16, 2008, the Florida Commissioner approved the name changes of AmCOMP Preferred Insurance Company and AmCOMP Assurance Corporation to Employers Preferred Insurance Company (EPIC) and Employers Assurance Company (EAC), respectively.

Through its four wholly-owned insurance subsidiaries, Employers Insurance Company of Nevada (EICN), Employers Compensation Insurance Company (ECIC), EPIC and EAC, EHI is engaged in the commercial property and casualty insurance industry, specializing in workers’ compensation products and services. EICN, domiciled in Nevada, ECIC, domiciled in California, and EPIC and EAC, both domiciled in Florida, provide insurance to employers against liability for workers’ compensation claims in 30 states. Unless otherwise indicated, all references to the “Company” refer to EHI, together with its subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s 2008 Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2008, and should be read together with the Annual Report.

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

New Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). FSP FAS 115-2 changes the accounting for other-than-temporary impairments (OTTI) on debt securities by: (a) replacing the current requirement that a holder has the positive intent to hold an impaired debt security to recovery with a requirement that a holder does not have the intent to sell an impaired debt security and it is not more likely than not that it will be required to sell the security before recovery; (b) requiring the OTTI to be separated into: (i) the amount representing the decrease in cash flows expected to be collected (Credit Loss), which is recognized in earnings and (ii) the amount representing all other factors, which is recognized in other comprehensive income; and (c) amending existing disclosure requirements, extending those requirements to interim periods and requiring new disclosures intended to provide further disaggregated information as well as information about how the amount of OTTI that was recognized in earnings was determined. Upon adoption, FSP FAS 115-2 requires entities to report a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the non-Credit Loss component, previously recognized in earnings, from retained earnings to other comprehensive income. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009 and early adoption is permitted. The Company has not elected to early adopt FSP FAS 115-2 and is currently assessing the impact that its adoption will have on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance on: (a) estimating fair value when the volume of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability; and (b) identifying circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 requires additional interim disclosures of the inputs and valuation techniques used to measure fair value. Additionally FSP FAS 157-4 modifies the current fair value disclosure categories for debt and equity securities. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and early adoption is permitted. The Company has not elected to early adopt FSP FAS 157-4 and is currently assessing the impact that its adoption will have on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures About Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 107-1 extends the annual disclosure requirements of SFAS 107, Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. FSP FAS 107-1 is effective for interim and annual periods ending after June 15, 2009 and early adoption is permitted. The Company has not elected to early adopt FSP FAS 107-1 and is currently assessing the impact that its adoption will have on the Company’s consolidated financial statements.

Reclassifications

Certain prior year information has been reclassified to conform to the current period presentation.

2. Acquisition of AmCOMP

On October 31, 2008, EHI acquired 100% of the outstanding common stock of AmCOMP for $188.4 million. The Company believes the Acquisition significantly advances its strategic goals and vision of being the leader in the property and casualty insurance industry specializing in workers’ compensation.

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

The Company allocated the total purchase price of $193.5 million to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of October 31, 2008. The excess of purchase price over the aggregate fair values of $36.2 million was recorded as goodwill and is not deductible for United States federal income tax purposes. $18.8 million was assigned to identifiable intangible assets acquired, based on estimates and assumptions determined by the Company.

Pro forma financial information

Net income for the three months ended March 31, 2009, presented on the accompanying consolidated statements of income, includes the results of AmCOMP. The financial information in the table below summarizes the combined historical results of operations of EHI and AmCOMP, on a pro forma basis, as though the companies had been combined as of January 1, 2008. The pro forma financial information is presented for information purposes only and is not indicative of the results that would have been achieved if the Acquisition had taken place at the beginning of the period presented, nor is the pro forma information intended to be indicative of the Company’s future results of operations.

The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the Acquisition and are expected to have a continuing impact on the consolidated results. These items include adjustments for amortization of intangible assets acquired, increases in interest expense and decreases in underwriting and other expenses for integration and restructuring savings. The following table summarizes the pro forma financial information for the stated period:

Three Months Ended March 31, 2008

(in thousands, except per share data)
Net premiums earned	$128,797
Net income	30,371
Earnings per common share—basic	0.61
Earnings per common share—diluted	0.61

3. Strategic Restructuring Plan

On January 23, 2009, the Company announced a strategic restructuring plan to achieve the corporate and operational objectives set forth as part of its recently completed acquisition and integration of AmCOMP, and in response to then current economic conditions.

The restructuring plan included a staff reduction of 14% of the Company’s total workforce, and consolidation of corporate activities into the Company’s Reno, Nevada headquarters. During the three months ended March 31, 2009, the Company incurred integration and restructuring charges of $3.8 million, including $3.0 million in personnel-related termination costs. These charges are included in underwriting and other operating expense in the consolidated statements of income. As of March 31, 2009, the Company had $1.7 million accrued for future restructuring costs that is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

4. Fair Value of Financial Instruments

The following table presents the items on the accompanying consolidated balance sheet that are stated at fair value and the fair value measurements used (expressed as Levels 1, 2 and 3, respectively) as of March 31, 2009:

	Available-for-Sale Securities			Derivative

	Fixed Maturities	Equity Securities	Short-Term Investments	Other Liabilities

	(in thousands)
Level 1: Quoted prices in active markets for identical assets	$—	$52,825	$—	$—
Level 2: Significant other observable inputs	1,992,429	—	32,985	(3,353)
Level 3: Unobservable inputs	4,980	—	—	—

Balance, March 31, 2009	$1,997,409	$52,825	$32,985	$(3,353)

Most estimates of fair value for fixed maturities and short-term investments are based on estimates using objectively verifiable information, rather than market quotes, and are included in the amount disclosed in Level 2 of the hierarchy. The fair value estimates for determining Level 3 pricing include the Company’s assumption about risk assessments and market participant assumptions based on the best information available, including quotes from market makers and other broker/dealers recognized as market participants using standard or trade derived inputs, new issue data, monthly payment information, cash flow generation, prepayment speeds, spread adjustments and/or rating updates.

The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3: Unobservable inputs for the three months ended March 31, 2009:

Fixed Maturities

(in thousands)

Balance, January 1, 2009	$4,950
Transfers in and out of Level 3	80
Unrealized losses in other comprehensive income	(50)

Balance, March 31, 2009	$4,980

Other-Than-Temporary Impairment

The Company reviews its investment portfolio quarterly for securities that may have an other-than-temporary impairment (OTTI). For any investment security deemed to have an OTTI, the investment’s cost or amortized cost is written down to its fair value and the amount written down is recorded in earnings as a realized loss on investments.

Net realized losses on investments for the three months ended March 31, 2009 and 2008, include write-downs of $1.8 million and $1.5 million on 25 and 19 securities, respectively, for which the Company determined the declines in fair value were other-than-temporary due to the amount and length of time that fair values were below cost. Based on the Company’s review of the other securities, the Company has the intent and ability to hold the securities until fair value recovers above cost or to maturity.

5. Income Taxes

Income tax (benefit) expense for interim periods is measured using an estimated effective tax rate for the annual period. During the three months ended March 31, 2009, the Company recognized net income before taxes of $19.7 million and a tax benefit of $1.2 million primarily due to anticipated annualized non-taxable investment income, partially offset by the reduction in the liability of unpaid losses and LAE attributable to insured events of prior periods recognized in the current period.

6. Liability for Unpaid Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the liability for unpaid losses and LAE for the three months ended:

	March 31,

	2009	2008

	(in thousands)

Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,506,478	$2,269,710
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	1,076,350	1,052,641

Net unpaid losses and LAE at beginning of period	1,430,128	1,217,069
Losses and LAE, net of reinsurance, incurred in:
Current period	77,010	46,782
Prior periods	(13,500)	(11,376)

Total net losses and LAE incurred during the period	63,510	35,406

Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	6,800	3,264
Prior periods	58,962	36,965

Total net payments for losses and LAE during the period	65,762	40,229

Ending unpaid losses and LAE, net of reinsurance	1,427,876	1,212,246
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,066,678	1,042,994

Unpaid losses and LAE, gross of reinsurance, at end of period	$2,494,554	$2,255,240

Total net losses and LAE included in the above table excludes the impact of the amortization of the deferred reinsurance gain–LPT Agreement (Deferred Gain) (Note 7). For the three months ended March 31, 2009 and 2008, no reductions were made to the ceded reserves on the Deferred Gain.

The reduction in the liability for unpaid losses and LAE attributable to insured events of prior periods was $13.5 million and $11.4 million for the three months ended March 31, 2009 and 2008, respectively. The major sources of this favorable development are actual paid losses being less than expected and the impact of new information on selected claim payments and emergence patterns used in the projection of future loss payments.

7. LPT Agreement

The Company is a party to a 100% quota share retroactive reinsurance agreement (LPT Agreement) under which $1.5 billion in liabilities for losses and LAE related to claims incurred by EICN prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The initial deferred gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The Company amortized $4.4 million and $4.8 million of the deferred gain for the three months ended March 31, 2009 and 2008, respectively. Any adjustments to the deferred gain are recorded in losses and LAE incurred in the accompanying consolidated statements of income. No adjustments occurred in the current period. The remaining deferred gain was $402.2 million and $406.6 million as of March 31, 2009 and December 31, 2008, respectively, which is included in the accompanying consolidated balance sheets as deferred reinsurance gain–LPT Agreement.

8. Notes Payable

Notes payable is comprised of the following as of December 31, 2008 and March 31, 2009 (in thousands):

Amended Credit Facility, due March 26, 2011 with variable interest as described below	$150,000
Acquired notes payable
Dekania Surplus Note, due April 30, 2034 with variable interest of 425 basis points above 90-day LIBOR	10,000
ICONS Surplus Note, due May 26, 2034 with variable interest of 425 basis points above 90-day LIBOR	12,000
Alesco Surplus Note, due December 15, 2034 with variable interest of 405 basis points above 90-day LIBOR	10,000

Balance, December 31, 2008 and March 31, 2009	$182,000

The Company had no outstanding debt during the three months ended March 31, 2008. Effective September 30, 2008, EHI and Wells Fargo Bank, National Association (Wells Fargo) entered into a Second Amended and Restated Secured Revolving Credit Facility (Amended Credit Facility). The Amended Credit Facility provides the Company with a: (a) $150.0 million line of credit through December 31, 2009; (b) $100.0 million line of credit from January 1, 2010 through December 31, 2010; and (c) $50.0 million line of credit from January 1, 2011 through March 26, 2011. Amounts outstanding bear interest at a rate equal to, at the Company’s option: (a) a fluctuating rate of 1.25% above Wells Fargo’s prime rate or (b) a fixed rate that is 1.25% above the LIBOR rate then in effect. The Company paid a non-refundable commitment fee of $0.4 million, which is being amortized over the contractual life of the Amended Credit Facility. In addition, the Company is required to pay a quarterly commitment fee equal to a per annum rate of 0.10% on any portion of the Amended Credit Facility that is unused. The Amended Credit Facility contains customary non-financial covenants and requires EHI to maintain $7.5 million of cash and cash equivalents.

On September 30, 2008, EHI borrowed $150.0 million through the Amended Credit Facility. The proceeds borrowed under the Amended Credit Facility were used to finance the acquisition of AmCOMP and for general working capital purposes. The LIBOR rate on the Amended Credit Facility at March 31, 2009 was 0.50% and interest paid during the three months ended March 31, 2009, including the interest rate swap (Note 9), totaled $1.5 million. The Amended Credit Facility is secured by fixed maturity securities which had a fair value of $212.6 million at March 31, 2009.

Notes Payable Acquired in the Acquisition

EPIC has a $10.0 million surplus note outstanding to Dekania CDO II, Ltd., issued as part of a pooled transaction (Dekania Surplus Note). The note matures in 2034 and is callable by the Company in the second quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Both the payment of interest and repayment of the principal under this note, as well as the surplus notes described in the succeeding two paragraphs, are subject to the prior approval of the Florida Department of Financial Services. Interest paid during the three months ended March 31, 2009 totaled $0.2 million.

EPIC has a $12.0 million surplus note outstanding to ICONS, Inc., issued as part of a pooled transaction (ICONS Surplus Note). The note matures in 2034 and is callable by the Company in the second quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Interest paid during the three months ended March 31, 2009 totaled $0.2 million.

EPIC has a $10.0 million surplus note outstanding to Alesco Preferred Funding V, LTD, issued as part of a pooled transaction (Alesco Surplus Note). The note matures in 2034 and is callable by the Company in the fourth quarter of

2009. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR. Interest paid during the three months ending March 31, 2009 totaled $0.2 million.

9. Derivative

Interest Rate Swap

On September 30, 2008, the Company, in connection with the borrowings made under the Amended Credit Facility (Note 8), executed an interest rate swap with Wells Fargo with a notional amount of $100.0 million. Execution of the interest rate swap established a fixed interest rate of 4.84%, on the notional amount, through September 30, 2010. The Company uses its interest rate swap to mitigate the risks associated with unexpected cash outflows resulting from shifts in variable interest rates. As of March 31, 2009, the interest rate swap had a negative fair value of $3.4 million and is included in other liabilities on the accompanying consolidated balance sheet. The corresponding unrealized loss of $3.4 million is included in accumulated other comprehensive income, net.

10. Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net, is comprised of unrealized appreciation on investments classified as available-for-sale and unrealized depreciation on interest rate swap, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income:

	March 31,

	2009	2008

	(in thousands)

Net unrealized gain on investments, before taxes	$72,753	$63,288
Net unrealized loss on interest rate swap, before taxes	(3,353)	—
Deferred tax expense	(24,619)	(22,151)

Total accumulated other comprehensive income, net	$44,781	$41,137

The following table summarizes the changes in the components of total comprehensive income for the three months ended:

	March 31,

	2009	2008

	(in thousands)

Unrealized gains (losses) during the period, before taxes	$16,408	$(9,770)
Less: income tax expense (benefit)	5,804	(3,420)

Unrealized gains (losses) during the period, net of taxes	10,604	(6,350)
Less reclassification adjustment:
Realized losses in net income	(2,112)	(1,488)
Income tax benefit	(739)	(521)

Reclassification adjustment for losses realized in net income	(1,373)	(967)

Other comprehensive income (loss)	11,977	(5,383)
Net income	20,855	25,494

Total comprehensive income	$32,832	$20,111

11. Stockholders’ Equity

Stock Repurchase Program

On February 21, 2008, the EHI Board of Directors authorized a stock repurchase program (the 2008 Program). The 2008 Program authorized the Company to repurchase up to $100.0 million of the Company’s common stock through June 30, 2009. On February 25, 2009, the EHI Board of Directors extended the 2008 Program through December 31, 2009. Through March 31, 2009, the Company repurchased 2,410,990 shares under the 2008 Program at a cost of $29.7 million, or $12.31 per share. EHI expects that shares may be repurchased from time to time at prevailing market prices in open market or private transactions. There can be no assurance that the Company will continue to undertake any repurchase of its common stock pursuant to the program.

For the three months ended March 31, 2009, 1,624,195 shares of common stock were repurchased at an average cost of $9.56 per share and are reported as treasury stock, at cost, in the accompanying consolidated balance sheet.

As of March 31, 2009, 6,322,262 shares of common stock repurchased were held by the Company and are reported as treasury stock, at cost, in the accompanying consolidated balance sheets. The average cost of common stock repurchased through the Company’s 2007 and 2008 stock repurchase programs was $16.56 per share.

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

The following table presents the net income and the weighted average common shares outstanding used in the earnings per common share calculations for the three months ended:

	March 31,

	2009	2008

	(in thousands, except share data)

Net income available to common stockholders — basic and diluted	$20,855	$25,494

Weighted average number of common shares outstanding — basic	48,576,655	49,611,213
Effect of dilutive securities:
Performance share awards	23,022	19,896
Unvested restricted stock units	13,176	15,444

Dilutive potential common shares	36,198	35,340

Weighted average number of common shares outstanding — diluted	48,612,853	49,646,553

The Company’s outstanding options have been excluded in computing the diluted earnings per share for the three months ended March 31, 2009 and 2008 because their inclusion would be anti-dilutive.

13. Subsequent Events

Stockholder Dividend

On May 6, 2009, the Board of Directors declared a $0.06 dividend per share, payable June 3, 2009, to stockholders of record on May 20, 2009.

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

          You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to “we,” “us,” “our,” “the Company” or similar terms refer to Employers Holdings, Inc. (EHI), together with its subsidiaries. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the Securities and Exchange Commission (SEC), including our 2008 Annual Report on Form 10-K for the year ended December 31, 2008 (Annual Report).

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

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	changes in regulations or laws applicable to us, our policyholders or the agencies that sell our insurance;

•	changes in legal theories of liability under our insurance policies;

•	changes in general economic conditions, including interest rates, inflation and other factors;

•	effects of acts of war, terrorism, or natural or man-made catastrophes;

•	non-receipt of expected payments;

•	performance of the financial markets and their effects on investment income and the fair values of investments;

•	failure of our information technology or communication systems;

•	adverse state and federal judicial decisions;

•	litigation and government proceedings;

•	loss of the services of any of our executive officers or other key personnel;

•	cyclical nature of the insurance industry;

•	investigations into issues and practices in the insurance industry;

•	changes in demand for our products;

•	the operations acquired from AmCOMP Incorporated (AmCOMP) will not be integrated successfully; and

•	disruption from the AmCOMP transaction making it more difficult to maintain relationships with customers, employees, agents and producers.

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

Overview

          EHI is a Nevada holding company and is the successor to EIG Mutual Holding Company (EIG), which was incorporated in Nevada in 2005. EHI’s principal executive offices are located at 10375 Professional Circle, in Reno, Nevada. Our insurance subsidiaries are:

State of Domicile

Employers Insurance Company of Nevada (EICN)	Nevada
Employers Compensation Insurance Company (ECIC)	California
Employers Preferred Insurance Company (EPIC)	Florida
Employers Assurance Company (EAC)	Florida

          We are a specialty provider of workers’ compensation insurance focused on select small businesses engaged in low to medium hazard industries. Workers’ compensation is a statutory system under which an employer is required to provide coverage for its employees’ medical, disability, vocational rehabilitation and death benefit costs for work-related injuries or illnesses. We distribute our products almost exclusively through independent agents and brokers and through our strategic partnerships and alliances. We operate in a single reportable segment and conduct operations in 30 states. Each of our insurance subsidiaries is rated A- (Excellent) by A.M. Best.

          Our strategy has been to target businesses located primarily in several western states, with concentrations in California and Nevada. On October 31, 2008, we acquired AmCOMP Incorporated (AmCOMP), which increased our premiums by two-thirds, added nearly 10,000 additional policies, expanded our geographic reach and added a concentration of business in Florida. One percent of our pre-acquisition premiums were written in the states where AmCOMP produced business. We believe this acquisition significantly advances our strategic goals and our vision of being the leader in the property and casualty insurance industry specializing in workers’ compensation. We also believe the transaction will result in meaningful synergies and expense-related efficiencies.

          In January 2009, we began implementation of a strategic restructuring plan to achieve the corporate and operational objectives of the acquisition and integration of AmCOMP, and in response to then current economic conditions. The restructuring plan includes net staff reductions of approximately 150 employees, or 14% of our total workforce, and consolidation of corporate functions into our Reno, Nevada headquarters. Most of the staff reductions are occurring at the corporate and administrative levels. The restructuring is anticipated to be largely completed by mid-year 2009. As a result of the restructuring plan, we expect to achieve pre-tax cost savings of approximately $12.0 million in 2009 and annualized pre-tax cost savings of $20.0 to $22.0 million beginning in 2010. In the first quarter of 2009, we incurred pre-tax restructuring charges of approximately $3.8 million, including $3.0 million of severance benefits.

          Our results of operations incorporate the acquired operations of AmCOMP from November 1, 2008.

          Revenues

          We derive our revenues primarily from the following:

          Net Premiums Earned. Net premiums earned increased for the three months ended March 31, 2009, as compared to 2008. The increase was attributable to additional premiums from our newly acquired subsidiaries, EPIC and EAC.

          California, our largest market, currently represents 40.3% of our business. In California, we reduced our rates 38.5% from January 1, 2006, through December 31, 2008. This compared to the recommendation of the California Commissioner of Insurance (California Commissioner) of a 45.0% rate reduction for the same period. In October 2008, in response to a recommendation by the California Workers’ Compensation Insurance Rating Bureau (WCIRB) to increase advisory rates by 16.0%, the California Commissioner approved a 5.0% average increase in advisory pure premium rates on new and renewal policies beginning January 1, 2009. Effective February 1, 2009, we increased our overall average rate in California by 10% on new and renewal policies.

          On April 23, 2009, the WCIRB submitted a revised recommendation to increase pure premium rates 23.7% effective July 1, 2009. The recommendation was based upon two principal components. First, the WCIRB’s evaluation of December 31, 2008, loss experience produced an indicated increase in the claims cost benchmark of 16.9%, indicating increased medical costs. Second, a rate increase of 5.8% is directly attributable to additional costs arising from recent Worker’s Comp Appeals Board decisions. The California Commissioner scheduled a hearing for June 8, 2009 to examine the medical cost inflation isssues.

          We set our premium rates in California based upon our internal actuarial analysis of current and anticipated loss cost trends, including any modification to the workers’ compensation system, while maintaining our goal of achieving underwriting profitability and outperforming the industry. The overall average rate does not necessarily indicate the rate charged to individual policyholders because an insured’s experience modification factors are subject to revision annually and our underwriters may increase or decrease rates based upon individual risk characteristics.

          We expect that approximately 10% of our business will be generated in each of Florida and Wisconsin in 2009. Florida and Wisconsin are “administered pricing” states and rate changes adopted by the Florida Commissioner of Insurance (Florida Commissioner) or Wisconsin Commissioner of Insurance (Wisconsin Commissioner) will affect the rates that we are allowed to charge in these states.

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

          On July 18, 2007, the Wisconsin Commissioner approved a 2.5% overall rate decrease for new and renewal policies effective October 1, 2007. The Secretary of the Wisconsin Department of Workforce Development cited greater emphasis by employers on safety and risk management as the driver of this rate reduction. On July 30, 2008, the Wisconsin Commissioner approved a 2.9% overall rate increase on new and renewal policies effective October 1, 2008.

          The following table sets forth our direct premiums written by state and as a percentage of total direct premiums written for the three months ended March 31:

States	2009	Percentage of Total	2008	Percentage of Total	2007	Percentage of Total

	(in thousands, except percentages)

California	$51,000	40.3%	$57,227	70.5%	$62,874	66.4%
Florida	12,543	9.9	125	0.2	—	—
Wisconsin	10,724	8.5	—	—	—	—
Nevada	7,080	5.6	13,694	16.9	23,477	24.8
Texas	6,504	5.1	505	0.6	272	0.3
Illinois	5,361	4.2	755	0.9	—	—
Indiana	5,039	4.0	—	—	—	—
Georgia	4,338	3.4	—	—	—	—
Tennessee	4,240	3.4	—	—	—	—
Other	19,781	15.6	8,813	10.9	7,981	8.5

Total	$126,610	100.0%	$81,119	100.0%	$94,604	100.0%

          Overall, direct premiums written increased 56.1% for the first quarter of 2009, compared to the same period of 2008, primarily due to the acquisition of AmCOMP. Excluding the impact from our newly acquired subsidiaries, direct premiums written would have decreased for the three months ended March 31, 2009, as compared to 2008. The decrease reflects the reduction in premium rates due to favorable loss cost trends originating from the 2003 and 2004 reforms in California, the impact of price competition, our disciplined underwriting to maintain profitability and the economic contraction. The economic contraction has greatly impacted Nevada and Florida, as we have seen lower estimated payrolls, upon which our premiums are based, and lower numbers of jobs in certain sectors, such as construction and tourism. These factors have contributed to Nevada falling from our second largest state to fourth largest.

          During the first quarter of 2009, growth occurred in many of our states, including Wisconsin, Illinois and Georgia, based on estimated annual premium. We believe that the extension of our A- (Excellent) A.M. Best rating to EPIC and EAC contributed to the premium growth.

          In January 2009, we began writing business in Iowa and currently write business in 30 states and are licensed to write in six additional states and the District of Colombia.

          The number of policies in-force, at the specified dates, was as follows:

States	March 31, 2009	December 31, 2008	March 31, 2008

California	28,037	27,942	25,635
Nevada	4,860	5,221	5,904
Florida	3,038	3,112	95
Texas	1,783	1,747	164
Wisconsin	946	892	—
Other	6,939	6,685	2,444

Total	45,603	45,599	34,242

          During the three months ended March 31, 2009, our policy count remained relatively unchanged from December 31, 2008. We experienced policy count growth in the majority of our states, particularly in the Midwest and Southeast. For example, Illinois, Georgia and Virginia each had an 8.0% increase in policy count growth for the quarter. However, the increase was largely offset by a policy count decline in Nevada of 361, or 6.9%. The decline in policies in Nevada was the result of sharply lower economic activity and competition.

          During the 12 months ended March 31, 2009, our overall policy count increased by 11,361 policies, or 33.2%. The acquisition added nearly 10,000 policies. California continued its solid policy count with an increase of 2,402, or 9.4%. For the same 12 month period, Nevada’s policy count continued its decline, with a decrease of 1,044, or 17.7%.

          Premium revenues in 2009 will reflect additional premiums from the acquisition, rate increases in California, the overall net 2009 rate decrease in Florida of 12.2%, as well as the impacts of competitive pressures and lower payrolls due to the economic contraction. We believe our premiums and policy count in the majority of our states will continue to grow, particularly in the Midwest and Southeast where we believe our A- (Excellent) A.M. Best rating will lead to an increase in new business submissions. We believe we are well positioned to continue to grow profitably. However, we cannot be certain how these trends will ultimately impact our financial position and results of operations.

          Net Investment Income and Realized Losses on Investments. We invest our holding company assets, statutory surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid losses and loss adjustment expenses (LAE)) in cash and cash equivalents, short-term investments, fixed maturity securities and equity securities. Net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities less bank service charges and custodial and portfolio management fees. Realized gains and losses on our investments are reported separately from our net investment income. Realized losses on investments include the gain or loss on a security at the time of sale compared to its original cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are recognized when securities are written down as a result of an other-than-temporary impairment (OTTI).

          We have established a high quality/short duration bias in our investment portfolio, and the high underlying credit quality of our municipal bond holdings helped to mitigate the effects of the deterioration in the markets. The performance of our investment portfolio, with its diversified structure and quality bias, has been exceptionally strong and our realized and unrealized losses have been minimal, considering the unprecedented volatility and uncertainty in the financial markets.

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

          Commission Expense. Commission expense includes direct commissions to our agents and brokers for the premiums that they produce for us. Also included in commission expense are incentive payments, other direct marketing costs and fees. Commission expense is net of contingent commission income related to LPT Agreement. Commissions paid to our agents and brokers are deferred and amortized to commission expense in our consolidated statements of income as the premiums generating these commissions are earned.

          Dividends to Policyholders. In administered pricing states such as Florida and Wisconsin, insurance rates are set by state insurance regulators. Rate competition generally is not permitted in these states and, consequently, policyholder dividend programs are an important competitive factor. In Florida and Wisconsin, and to a much more limited extent in several of our other states, we offer dividend programs to eligible policyholders under which a portion of the premium paid by a policyholder may be returned in the form of a dividend. Eligibility for these programs varies based upon the nature of the policyholder’s operations, expected premium paid, loss experience and existing controls intended to minimize workers’ compensation claims and costs. An estimated provision for policyholders’ dividends is accrued as the related premiums are earned. Such dividends do not become a fixed liability until declared by the respective Boards of Directors of our insurance subsidiaries. Additionally, Florida statutes require payment of additional policyholders’ dividends to Florida policyholders pursuant to a formula based on underwriting results (Florida Dividends). Our ultimate obligation for Florida Dividends is dependent on our filings with the Florida Office of Insurance Regulation and on our prescribed loss reserves included in our annual statutory financial statements.

          Underwriting and Other Operating Expenses. Underwriting and other operating expense includes the costs to acquire and maintain an insurance policy (excluding commissions) consisting of premium taxes and certain other general expenses that vary with, and are primarily related to, producing new or renewal business. These acquisition costs are deferred and amortized to underwriting and other operating expense in the consolidated statements of income as the related premiums are earned. Other underwriting expenses consist of policyholder dividends and general administrative expenses such as salaries and benefits, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, and fees and assessments of boards, bureaus and statistical agencies for policy service and administration items such as manuals, rating plans and experience data.

          Our underwriting and other operating expense is a reflection of our operating efficiency in producing, underwriting and administering our business. Policy acquisition costs are generally variable based on premiums earned. However, underwriting and other costs are more fixed in nature and become a larger percentage of net premiums earned as premiums trend lower. As a result of the restructuring plan, we anticipate one-time pre-tax charges of approximately $9.6 million for 2009 related to the integration of operations acquired from AmCOMP. In the current quarter, we incurred one-time pre-tax integration and restructuring charges of $3.8 million, including $3.0 million consisting primarily of severance benefits. As a result of the restructuring plan, we expect to achieve pre-tax cost savings of approximately $12.0 million in 2009 and annualized pre-tax cost savings of $20.0 to $22.0 million beginning in 2010.

Results of Operations

          Three Months Ended March 31, 2009 and 2008

          The following table summarizes our consolidated financial results for the three months ended March 31, 2009 and March 31, 2008:

	2009(3)	2008	Increase (Decrease) 2009 over 2008	Percentage Increase (Decrease) 2009 over 2008

	(in thousands, except for percentages)
Selected Financial Data:
Gross premiums written	$128,089	$81,674	$46,415	56.8%
Net premiums written	124,672	79,104	45,568	57.6

Net premiums earned	$111,600	$75,896	$35,704	47.0%
Net investment income	23,306	18,903	4,403	23.3
Realized losses on investments, net	(2,112)	(1,488)	(624)	41.9
Other income	146	438	(292)	(66.7)

Total revenues	132,940	93,749	39,191	41.8

Losses and LAE	59,162	30,614	28,548	93.3
Commission expense	13,658	10,623	3,035	28.6
Dividends to policyholders	2,018	15	2,003	n/a
Underwriting and other operating expenses	36,484	21,711	14,773	68.0
Interest expense	1,959	—	1,959	n/a
Income tax (benefit) expense	(1,196)	5,292	(6,488)	n/a

Total expenses	112,085	68,255	43,830	64.2

Net income	$20,855	$25,494	$(4,639)	(18.2)%

Selected Operating Data:
Combined ratio(1)	99.8%	83.0%	16.8%	n/a
Net income before impact of LPT Agreement (2)	$16,507	$20,702	$(4,195)	(20.3)%

(1)	The combined ratio is calculated by dividing the sum of losses and LAE, commission expense, dividends to policyholders and underwriting and other operating expenses by net premiums earned.

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

          The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the three months ended:

	March 31,

	2009	2008

	(in thousands)

Net income	$20,855	$25,494
Less impact of LPT Agreement:
Amortization of deferred reinsurance gain—LPT Agreement	4,348	4,792
Adjustment to LPT Agreement ceded reserves(a)	—	—

Net income before impact of LPT Agreement	$16,507	$20,702

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

(3)	The table below reflects the impact to our results of operations from the acquisition of AmCOMP for the three months ended March 31:

2009

(in thousands)

Selected Financial Data
Gross premiums written	$60,594
Net premiums written	58,979

Net premiums earned	$44,573
Net investment income	5,553
Realized losses on investments	(155)
Other loss	(2)

Total revenues	49,969

Losses and LAE	31,543
Commission expense	4,544
Dividends to policyholders	2,013
Underwriting and other operating expenses restructuring	12,145
Underwriting and other operating expenses—integration and restructuring	2,020
Interest expense	513
Income taxes	(1,251)

Total expenses	51,527

Net loss	$(1,558)

          Net Income

          Net income decreased $4.6 million, or 18.2%, for the three months ended March 31, 2009, compared to the same period of 2008. The change in net income was primarily driven by a $35.7 million increase in net premiums earned, a $28.5 million increase in losses and LAE and a $14.8 million increase in underwriting and other operating expenses. Net income decreased an additional $1.6 million as a result of the acquired operations of AmCOMP. Net income includes amortization of deferred reinsurance gain—LPT Agreement of $4.3 million and $4.8 million for the three months ended March 31, 2009 and 2008, respectively. Excluding the impact of the LPT Agreement, net income would have been $16.5 million and $20.7 million for the three months ended March 31, 2009 and 2008, respectively.

          Revenues

          Net premiums earned increased 47.0% for the three months ended March 31, 2009, compared to the same period of 2008. The increase was primarily attributable to net premiums earned from our newly acquired Florida insurance subsidiaries, EPIC and EAC, which contributed $44.6 million to net premiums earned for the quarter. This increase was partially offset by lower premiums in certain markets, primarily California and Nevada, which had $6.2 million and $6.6 million lower direct premiums written in the first quarter of 2009 compared to the first quarter of 2008, respectively, as a result of rate reductions, competition and impacts of the economic contraction. Our average in-force policy size increased 9.3% to

$9,892 from $9,050 at March 31, 2009 and 2008, respectively. Excluding the impact of the acquisition, our average in-force policy size would have decreased $1,723, or 19.0%, to $7,327 at March 31, 2009, as compared to March 31, 2008.

          Net investment income increased $4.4 million, or 23.3%, for the three months ended March 31, 2009. The increase in net investment income was related to the increase in invested assets. Fixed maturity securities acquired from AmCOMP accounted for a 22.5% increase in invested assets for the three months ended March 31, 2009, compared to the same period of 2008.

          Realized losses on investments remained relatively unchanged from the same period last year. The realized losses were the result of other-than-temporary impairments on equity securities due to the continued economic contraction and decline in the markets that began in the first quarter of 2008.

          Expenses

          Losses and LAE increased 93.3% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Excluding the impact of the acquisition, losses and LAE would have decreased 9.8%, primarily attributable to the decrease in earned premium. Losses and LAE were 53.0% and 40.3% of net premiums earned for the three months ended March 31, 2009 and 2008, respectively. During the first quarter of 2009, favorable prior accident year loss development increased $2.1 million, to $13.5 million, compared to the first quarter of 2008. Additionally, our current accident year loss estimates were 67.9% and 61.6% for the three months ended March 31, 2009 and 2008, respectively.

          The table below reflects the losses and LAE reserve adjustments for the three months ended:

	March 31,

	2009	2008

	(in millions)

Prior accident year favorable development, net	$13.5	$11.4

LPT amortization of the deferred reinsurance gain	$4.4	$4.8
LPT reserve favorable change	$—	$—

          There was no adjustment to the direct reserves subject to the LPT Agreement in either period. Excluding the impact from the LPT agreement, losses and LAE would have been $63.5 million and $35.4 million, or 56.9% and 46.7%, of net premiums earned for the three months ended March 31, 2009 and 2008, respectively.

          Commission expense increased 28.6%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily as a result of the acquisition. Our commissions were 12.2% and 14.0% of net premiums earned for the three months ended March 31, 2009 and 2008, respectively. Excluding the impact of the acquisition, our commission expense would have decreased $1.5 million, or 14.2%, due to lower premiums earned.

          Dividends to policyholders increased $2.0 million for the three months ended March 31, 2009, directly related to the acquired operations of AmCOMP, particularly the policyholders’ dividend plans in Florida and Wisconsin.

          Underwriting and other operating expenses increased 68.0% quarter over quarter, primarily related to the acquired operations of AmCOMP. The acquired operations contributed $12.1 million to our expenses for the first quarter of 2009. Excluding the impact of the AmCOMP acquisition, our underwriting and other operating expenses would have decreased $1.2 million, primarily related to compensation not related to restructuring. Additionally, during the three months ended March 31, 2009, we incurred total one-time integration and restructuring charges of $3.8 million, including $3.0 million in severance expenses related to our corporate restructuring.

          Income taxes decreased $6.5 million for the first quarter of 2009 compared to the first quarter 2008, resulting in a tax benefit of $1.2 million. The decrease was primarily due to an $11.1 million decrease in pre-tax income and the impact of tax exempt investment income. Tax exempt income as a percentage of pre-tax income was 44.4% and 24.9% for the three months ended March 31, 2009 and 2008, respectively. The acquisition of AmCOMP resulted in an increase of $1.1 million in tax exempt income during the first quarter of 2009. Further contributing to the tax benefit was $1.6 million in reserve reductions for periods prior to the privatization of the Nevada State Industrial Insurance System, the predecessor to EICN, which are tax exempt. While we expect the levels of tax preferred investment income to remain relatively stable during 2009, we cannot be certain how changes to pre-tax income may ultimately impact our effective rate in future periods.

          Combined Ratio

          The combined ratio increased 16.8 percentage points for the three months ended March 31, 2009, to 99.8%, compared to 83.0% for the three months ended March 31, 2008. The acquisition of AmCOMP resulted in an increase in the combined ratio of 11.7 percentage points. The remainder of the increase was primarily the result of lower premiums earned for the period due to rate cuts, competitive pressures, and overall economic conditions.

Liquidity and Capital Resources

          Parent Company. We are a holding company and substantially all of our operations have historically been conducted through our insurance subsidiaries, EICN and ECIC. On October 31, 2008, we completed the acquisition of AmCOMP and, as a result, added two new insurance subsidiaries: EPIC and EAC. Dividends to EHI from our insurance subsidiaries are contingent upon our subsidiaries’ earnings and subject to business considerations and regulatory requirements. The primary uses of cash are to pay stockholder dividends, repurchase common stock, pay interest and principal payments on outstanding debt obligations and support general operating expenses.

          Historically, we have met our cash requirements and financed our growth principally from underwriting operations, asset maturities, and investment income. The recent acquisition of AmCOMP was funded through a combination of available cash and funds provided by the Amended Credit Facility.

          Our insurance subsidiaries are subject to insurance regulations, which restrict their ability to distribute dividends. The maximum amount that may be paid by our insurance subsidiaries to EHI without prior approval by state regulators is $17.7 million.

          In February 2008, EHI’s Board of Directors authorized a stock repurchase program. The program authorized us to repurchase up to $100 million of our common stock through June 30, 2009. In February 2009, the Board of Directors extended this program through December 31, 2009. Shares may be repurchased from time to time at prevailing market prices in open market or private transactions, in accordance with applicable laws and regulations, and subject to market conditions and other factors. The repurchases may be commenced or suspended from time to time without prior notice. There can be no assurance that we will continue to undertake any repurchase of our common stock pursuant to the 2008 Program. Through March 31, 2009, we have repurchased 2,410,990 shares of common stock, at the average price paid including commissions of $12.31 per share, for a total of approximately $29.7 million.

          Operating Subsidiaries. The primary sources of cash for our insurance operating subsidiaries are funds generated from underwriting operations, asset maturities and income received from investments. Our primary use of cash is to pay claims and operating expenses, to purchase investments, and to pay dividends to the parent holding company subject to state insurance laws and regulations.

          Our net cash flows are generally invested in marketable securities. We closely monitor the duration of our investments and investment purchases, and sales are executed with the objective of having adequate funds available for the payment of claims at the subsidiary level and for the subsidiaries to pay dividends to EHI. Because our investment strategy focuses on asset and liability durations, and not on cash flows, asset sales may be required to satisfy obligations or rebalance asset portfolios. At March 31, 2009, our investment portfolio had an effective duration of 4.97 with individual maturities extending out to 40 years.

          The purchase of reinsurance protects us against the costs of severe claims and catastrophic events. On July 1, 2008, we entered into a new reinsurance program that is effective through July 1, 2009, and now includes the acquired operations of AmCOMP. The reinsurance program consists of three agreements, one excess of loss agreement and two catastrophic loss agreements. The reinsurance program provides coverage up to $200.0 million per loss occurrence, subject to certain exclusions. Our loss retention for the program year beginning July 1, 2008, is $5.0 million. The coverage is subject to an aggregate loss cession limitation in the first layer ($5.0 million in excess of our $5.0 million retention) of $20.0 million. Additionally, in the second through fifth layers of our reinsurance program, our ultimate net loss shall not exceed $10.0 million for any one life, and we are permitted one reinstatement for each layer upon the payment of additional premium. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized for the above described retention.

          As of March 31, 2009, we had cash, short-term investments and fixed maturity securities that will mature over the next 24 months of approximately $450.4 million. We plan to repay $50 million of the line of credit provided by the Amended Credit Facility on or before each December 31, 2009 and 2010. Additionally, we expect one-time integration and restructuring charges of approximately $9.6 million in 2009. Other capital expenditures may include such things as stock repurchases, future stockholder dividends, and support of our growth strategy. We believe that our liquidity needs over the next 24 months will be met with cash from operations, maturing investments and prudent use of credit.

          Cash Flows

          We monitor cash flows at both the consolidated and subsidiary levels and project future cash needs using trend and variance analyses.

          The table below shows our net cash flows for the three months ended:

	March 31,

	2009	2008

	(in thousands)

Cash and cash equivalents provided by (used in):
Operating activities	$30,776	$26,085
Investing activities	(26,974)	6,090
Financing activities	(16,264)	(3,773)

Net (decrease) increase in cash and cash equivalents	$(12,462)	$28,402

          Net cash provided by operating activities increased $4.7 million for the three months ended March 31, 2009, compared to the same period of 2008.

          Items increasing in net cash provided by operations included:

•	increased net premiums earned of $28.0 million;

•	increased investment income of $4.8 million;

•	decreased other assets that provided an additional $8.8 million in cash; and

•	decreased income taxes paid of $10.7 million.

          Items decreasing net cash provided by operations included:

•	increased losses and LAE payments of $24.2 million;

•	increased underwriting and other operating expenses of $16.3 million;

•	increased commission expense of $3.0 million;

•	increased policyholder dividends of $2.0 million; and

•	increased interest expense of $2.0 million on the amended credit facility and surplus notes.

          Net cash used in financing activities was $16.3 million for the three months ended March 31, 2009, as compared to $3.8 million for the same period in 2008. The majority of cash used by financing activities was used to repurchase approximately $13.4 million of our common stock and pay dividends to stockholders.

          Investments

          We employ an investment strategy that emphasizes asset quality and the matching of maturities of fixed maturity securities against anticipated claim payments and expenditures, other liabilities and capital needs. Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Currently, we make claim payments from positive cash flow from operations and use excess cash to invest in operations, invest in marketable securities, return capital to our stockholders and fund our growth strategy. As of March 31, 2009, the amortized cost of our investment portfolio was $2.01 billion and the fair value was $2.08 billion.

          At March 31, 2009, our investment portfolio, which is classified as available-for-sale, was made up almost entirely of investment grade fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. As of March 31, 2009, our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.97. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. Our current investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be “AA.” As of March 31, 2009, our fixed maturity securities portfolio had an average quality of “AA+,” with approximately 79.3% of the carrying value of our investment portfolio rated “AA” or better. Our investment portfolio is comprised of less than 0.01% of subprime mortgage debt securities or derivative securities relating thereto. Agency-backed mortgage pass-throughs totaled $319.8 million, or 15.4%, of the total portfolio.

          We carry our portfolio of equity securities on our balance sheet at fair value. In order to minimize our exposure to equity price risk and the resulting increases and decreases to our assets, we invest primarily in equity securities of mid-to-large capitalization issuers and seek to diversify our equity holdings across several industry sectors. At March 31, 2009, our equity allocation was 2.5% of our investment portfolio. Our equity position has fallen below our selected target of 6% due to declining market valuations and the consolidation of the AmCOMP investment portfolio, which contained no equity securities.

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

          The following table shows the fair values of various categories of invested assets, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent yield based on the fair value of each category of invested assets as of March 31, 2009:

Category	Fair Value	Percentage of Total	Yield

	(in thousands, except percentages)

U.S. Treasury securities	$156,650	7.5%	4.1%
U.S. Agency securities	147,012	7.1	4.4
Tax-exempt municipal securities	1,029,132	49.4	5.8
Corporate securities	315,192	15.1	6.3
Mortgage-backed securities	323,612	15.5	5.8
Commercial mortgage-backed securities	41,662	2.0	5.1
Asset-backed securities	17,134	0.8	5.2
Equities securities	52,825	2.6	3.8

Total	$2,083,219	100.0%

Weighted average yield			5.6%

          We regularly monitor our portfolio to preserve principal values whenever possible. All securities in an unrealized loss position are reviewed to determine whether the impairment is other-than-temporary. Factors considered in determining whether a decline is considered to be other-than-temporary include the length of time and the extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and our ability and intent to hold the security until its expected recovery or maturity. For the three months ended March 31, 2009, we recognized an impairment of $1.8 million in the fair values of equity securities in our investment portfolio. The impairment was recognized as a result of the severity and duration of the decline in market value of these securities. We believe that we have appropriately identified other-than-temporary declines in the fair values of our remaining unrealized losses at March 31, 2009. We have the ability and intent to hold fixed maturity and equity securities with unrealized losses for a sufficient amount of time to allow them to recover their value or reach maturity.

          The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of our investments at March 31, 2009, were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)

U.S. government	$267,035	$22,912	$—	$289,947
All other governments	623	17	—	640
States and political subdivisions	580,069	23,463	(2,556)	600,976
Special revenue	415,997	13,798	(5,702)	424,093
Public utilities	—	—	—	—
Industrial and miscellaneous	300,497	10,519	(11,672)	299,344
Mortgage-backed securities	372,261	16,770	(6,622)	382,409

Total fixed maturity investments	1,936,482	87,479	(26,552)	1,997,409
Short-term investments	32,752	233	—	32,985

Total fixed maturity and short-term investments	1,969,234	87,712	(26,552)	2,030,394
Equity securities	41,232	14,226	(2,633)	52,825

Total investments	$2,010,466	$101,938	$(29,185)	$2,083,219

          Changes in interest rates directly impact the fair value of our fixed maturity securities portfolio. The decline in the U.S. Treasury rates during the first quarter resulted in a $21.7 million increase in net unrealized gains of our fixed maturity securities portion of our portfolio from $39.2 million at December 31, 2008, to $60.9 million at March 31, 2009.

          The amortized cost and estimated fair value of fixed maturity and short-term investments at March 31, 2009, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

	(in thousands)

Due in one year or less	$110,736	$112,194
Due after one year through five years	470,239	491,399
Due after five years through ten years	552,073	574,769
Due after ten years	463,925	469,623
Mortgage-backed securities	372,261	382,409

Total	$1,969,234	$2,030,394

          We are required by various state laws and regulations to keep securities in a depository account. At March 31, 2009 and 2008, securities having a fair value of $592.3 million and $536.1 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit and in all cases are restricted or limited to fixed maturity securities. Additionally, certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by us. The fair value of securities held in trust for reinsurance at March 31, 2009 and 2008, was $7.0 million and $5.0 million, respectively. The Amended Credit Facility is secured by fixed maturity securities which had a fair value of $212.6 million at March 31, 2009.

Contractual Obligations and Commitments

The following table identifies our long-term debt and contractual obligations as of March 31, 2009:

	Payment Due By Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

	(in thousands)

Operating Leases	$32,058	$6,279	$11,227	$6,564	$7,988
Purchased Liabilities	3,491	1,452	1,609	430	—
Notes Payable(1)	230,181	53,751	105,472	3,492	67,466
Capital Leases	386	340	46	—	—
Losses and LAE reserves (2)(3)	2,494,554	253,059	306,968	211,323	1,723,204

Total Contractual Obligations	$2,760,670	$314,881	$425,322	$221,809	$1,798,658

(1)

Notes payable obligations reflect payments for the principal and estimated interest expense that is based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of March 31, 2009. The interest rates range from 1.75% to 5.50%.

(2)	The losses and LAE reserves are presented gross of our reinsurance recoverables on unpaid losses, which are as follows for each of the periods presented above:

	Recoveries Due By Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

	(in thousands)

Reinsurance recoverables	$(1,066,678)	$(43,861)	$(83,341)	$(78,389)	$(861,087)

(3)

Estimated losses and LAE reserve payment patterns have been computed based on historical information. As a result, our calculation of losses and LAE reserve payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our reserving process, see “—Critical Accounting Policies-Reserves for Losses and Loss Adjustment Expenses.” Actual payments of losses and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of losses and LAE reserves vary from actual ultimate claims amounts as a result of variations between expected and actual payout patterns.

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

          Reserves for Losses and Loss Adjustment Expenses

          We are directly liable for losses and LAE under the terms of insurance policies our insurance subsidiaries underwrite. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. Our loss reserves are reflected in our balance sheets under the line item caption “unpaid losses and loss adjustment expenses.” As of March 31, 2009, our reserves for unpaid losses and LAE, net of reinsurance, were $1.43 billion.

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

          A portion of our losses and LAE obligations are ceded to unaffiliated reinsurers. We establish our losses and LAE reserves both gross and net of ceded reinsurance. The determination of the amount of reinsurance that will be recoverable on our losses and LAE reserves includes both the reinsurance recoverable from our excess of loss reinsurance policies, as well as reinsurance recoverable under the terms of the LPT Agreement. Our reinsurance arrangements also include an intercompany pooling arrangement between EICN, ECIC, EPIC and EAC whereby each of the insurance subsidiaries cedes some of its premiums, losses, and LAE to the other, but this intercompany pooling arrangement does not affect our consolidated financial statements.

          Our reserve for unpaid losses and LAE (gross and net), as well as the above-described main components of such reserves were as follows:

	March 31, 2009	December 31, 2008

	(in thousands)

Case reserves	$878,317	$886,789
IBNR	1,292,116	1,293,313
LAE	324,121	326,376

Gross unpaid losses and LAE	2,494,554	2,506,478
Less: Reinsurance recoverables on unpaid losses and LAE, gross	1,066,678	1,076,350

Net unpaid losses and LAE	$1,427,876	$1,430,128

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

          We retain an independent actuarial consulting firm (Consulting Actuary) to perform comprehensive studies of our losses and LAE liability on a semi-annual basis. The role of our Consulting Actuary is to conduct sufficient analyses to produce a range of reasonable estimates, as well as a point estimate, of our unpaid losses and LAE liability, and to present those results to our actuarial staff and to management.

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

          The Consulting Actuary provides the following analyses using information provided by the Company:

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

          The aggregate carried reserve calculated by management represents our best estimate of our outstanding unpaid losses and LAE. We believe that we should be conservative in our reserving practices due to the “long tail” nature of workers’ compensation claims payouts, the susceptibility of those future payments to unpredictable external forces such as medical cost inflation and other economic conditions, and the actual variability of loss reserve adequacy that we have observed in the workers’ compensation insurance industry.

          The following table provides a reconciliation of the beginning and ending loss reserves on a GAAP basis:

	For the Three Months Ended March 31, 2009	For the Year Ended December 31, 2008

	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,506,478	$2,269,710
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	1,076,350	1,052,641

Net unpaid losses and LAE at beginning of period	1,430,128	1,217,069
Losses and LAE, net of reinsurance, acquired in business combinations	—	247,006
Losses and LAE, net of reinsurance, incurred in:
Current period	77,010	226,643
Prior periods	(13,500)	(71,707)

Total net losses and LAE incurred during the period	63,510	154,936
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	6,800	53,397
Prior periods	58,962	135,486

Total net payments for losses and LAE during the period	65,762	188,883

Ending unpaid losses and LAE, net of reinsurance	1,427,876	1,430,128
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,066,678	1,076,350

Unpaid losses and LAE, gross of reinsurance, at end of period	$2,494,554	$2,506,478

          Estimates of incurred losses and LAE attributable to insured events of prior years decreased due to continued favorable development in such prior accident years (actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated). The reduction in the estimated liability for unpaid losses and LAE related to prior years was $13.5 million for the three months ended March 31, 2009 and $71.7 million for the year ended December 31, 2008.

          The major sources of favorable development include: (a) actual paid losses have been less than expected and (b) the impact of new information on selected patterns of claims emergence and claim payment used in the projection of future loss payments.

          We review our loss reserves each quarter and, as mentioned earlier, our Consulting Actuary assists our review by performing a comprehensive actuarial analysis and projection of unpaid losses and LAE twice each year. We may adjust our reserves based on the results of our reviews and these adjustments could be significant. If we change our estimates, these changes are reflected in our results of operations during the period in which they are made. Our overall actual claims and LAE experience and emergence in recent years have been more favorable than anticipated in prior evaluations. Our insurance subsidiaries have been operating in a period of drastically changing environmental conditions in our major markets, entry into new markets, and operational changes. During periods characterized by such changes, at each evaluation, the actuaries and management must make judgments as to the relative weight to accord to long-term historical and recent company data, external data, evaluations of environmental changes and other factors in selecting the methods to use in projecting ultimate losses and LAE, the parameters to incorporate in those methods, and the relative weights to accord to the different projection indications. Since the loss reserves are providing for claim payments that will emerge over many years, if management’s projections and loss reserves were established in a manner that reacted quickly to each new emerging trend in the data or in the environment, there would be a high likelihood that future adjustments, perhaps significant in magnitude, would be required to correct for trends that turned out not to be persistent. At each balance sheet evaluation, some losses and LAE projection methods have produced indications above the loss reserve selected by management and some losses and LAE projection methods have produced indications lower than the loss reserve selected by management. At each evaluation, management has given weight to new data, recent indications, and evaluations of environmental conditions and changes that implicitly reflect management’s expectation as to the degree to which the future will resemble the most recent information and most recent changes, as compared with long-term claim payment, claim emergence, and claim cost inflation patterns.

          As patterns and trends recur consistently over a period of quarters or years, management gives greater implicit weight to these recent patterns and trends in developing our future expectations. In our view, in establishing loss reserves at each historical balance sheet date, we have used prudent judgment in balancing long-term data and recent information.

          It is likely that ultimate losses and LAE will differ from the loss reserves recorded in our March 31, 2009 balance sheet. Actual losses and LAE payments could be greater or less than our projections, perhaps significantly.

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

          The range of potential variation of actual ultimate losses and LAE from our current reserve for unpaid losses and LAE is difficult to estimate because of the significant environmental changes in the markets, particularly California and Florida, and because our insurance subsidiaries do not have a lengthy operating history in the markets outside Nevada.

          Loss Portfolio Transfer (LPT)

          Under the LPT Agreement, $1.525 billion in liabilities for incurred but unpaid losses and LAE related to claims incurred by EICN prior to July 1, 1995 was ceded for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were approximately $919.7 million and $929.6 million as of March 31, 2009 and December 31, 2008, respectively. Losses and LAE paid with respect to the LPT Agreement totaled approximately $457.8 million and $447.9 million as of March 31, 2009 and December 31, 2008, respectively.

          We account for the LPT Agreement in accordance with SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Term and Long-Duration Contracts, and as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain was recorded as a liability in our consolidated balance sheet. This gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. In addition, we are entitled to receive a contingent commission under the LPT Agreement. The contingent commission is estimated based on both actual results to date and projections of expected ultimate losses under the LPT Agreement. Increases and decreases in the estimated contingent commission are reflected in our commission expense in the period that the estimate is revised.

          New Accounting Standards

          In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). FSP FAS 115-2 changes the accounting for other-than-temporary impairments (OTTI) on debt securities by: (a) replacing the current requirement that a holder has the positive intent to hold an impaired debt security to recovery with a requirement that a holder does not have the intent to sell an impaired debt security and it is not more likely than not that it will be required to sell the security before recovery; (b) requiring the OTTI to be separated into: (i) the amount representing the decrease in cash flows expected to be collected (Credit Loss), which is recognized in earnings and (ii) the amount representing all other factors, which is recognized in other comprehensive income; and (c) amending existing disclosure requirements, extending those requirements to interim periods and requiring new disclosures intended to provide further disaggregated information as well as information about how the amount of OTTI that was recognized in earnings was determined. Upon adoption, FSP FAS 115-2 requires entities to report a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the non-Credit Loss component, previously recognized in earnings, from retained earnings to other comprehensive income. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009 and early adoption is permitted. The Company has not elected to early adopt FSP FAS 115-2 and is currently assessing the impact adoption will have on the Company’s consolidated financial statements.

          In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance on: (a) estimating fair value when the volume of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability; and (b) identifying circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 requires additional interim disclosures of the inputs and valuation techniques used to measure fair value. Additionally FSP FAS 157-4 modifies the current fair value disclosure categories for debt and equity securities. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and early adoption is permitted. The Company has not elected to early adopt FSP FAS 157-4 and is currently assessing the impact that its adoption will have on the Company’s consolidated financial statements.

          In April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures About Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 107-1 extends the annual disclosure requirements of SFAS 107, Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. FSP FAS 107-1 is effective for interim and annual periods ending after June 15, 2009 and early adoption is permitted. The Company has not elected to early adopt FSP FAS 107-1 and is currently assessing the impact that its adoption will have on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

           Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We have not experienced any material changes in credit or equity price risk since December 31, 2008.

Interest Rate Risk

          Our investment portfolio consists primarily of fixed maturity securities with a fair value of $2.03 billion at March 31, 2009. The primary market risk exposure to our fixed maturity securities portfolio is interest rate risk, which we limit by managing the duration of our portfolio.

          Fixed maturity securities include residential mortgage-backed securities, which totaled $323.6 million, or 15.5% of the portfolio as of March 31, 2009. Agency-backed mortgage pass-throughs totaled $319.8 million, or 98.8% of the mortgage-backed securities portion of the portfolio, and 15.4% of the total portfolio. Interest rates have declined recently leading to some increase in expected prepayment activity.

          The following table summarizes our interest rate risk illustrating the sensitivity of the fair value of fixed maturity securities to selected hypothetical changes in interest rates as of March 31, 2009. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturity securities portfolio and stockholders’ equity.

	Hypothetical Change in Interest Rates	Estimated Increase (Decrease) in Fair Value

		(in thousands, except percentages)
300	basis point rise	$(270,880)	(13.3)%
200	basis point rise	(183,337)	(9.0)
100	basis point rise	(92,245)	(4.5)
50	basis point decline	46,785	2.3
100	basis point decline	94,472	4.7

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          The following table summarizes the repurchase of our common stock for the three months ended March 31, 2009:

Period	Total Numbers of Shares Purchased	Average Priced Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program (2)

				(millions)
January 1—January 31, 2009	—	$—	—	$85.8
February 1—February 28, 2009	—	—	—	85.8
March 1—March 31, 2009	1,624,195	9.56	1,624,195	70.3

Total 2009 Repurchase	1,624,195	$9.56	1,624,195

(1)	Includes fees and commissions paid on stock repurchases.

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

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits

Exhibits:

Incorporated by Reference Herein
Exhibit No.		Included Herewith
	Description of Exhibit		Form	Exhibit	Filing Date

10.1	Employment Agreement by and between Employers Holdings, Inc. and John P. Nelson, dated December 17, 2008, and effective as of January 1, 2009	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of William E. Yocke Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of William E. Yocke Pursuant to Section 906	X

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	May 7, 2009	By:		/s/ DOUGLAS D. DIRKS

			Name:	Douglas D. Dirks
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2009	By:		/s/ WILLIAM E. YOCKE

			Name:	William E. Yocke
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)