Form 10-Q
period 2009-06-30
Employers Holdings, Inc.
filed 2009-08-07
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

Class	July 31, 2009

Common Stock, $0.01 par value per share	45,317,737 shares outstanding

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share data)

	As of June 30, 2009	As of December 31, 2008

	(unaudited)
Assets
Available for sale:
Fixed maturity securities at fair value (amortized cost $1,923,547 at June 30, 2009 and $1,870,227 at December 31, 2008)	$1,989,627	$1,909,391
Equity securities at fair value (cost $41,107 at June 30, 2009 and $43,014 at December 31, 2008)	60,805	58,526
Short-term investments at fair value (amortized cost $8,449 at June 30, 2009 and $74,952 at December 31, 2008)	8,562	75,024

Total investments	2,058,994	2,042,941

Cash and cash equivalents	217,031	202,893
Accrued investment income	24,019	24,201
Premiums receivable, less bad debt allowance of $9,325 at June 30, 2009 and $7,911 at December 31, 2008	89,181	91,273
Reinsurance recoverable for:
Paid losses	11,370	12,723
Unpaid losses, less allowance of $1,335 at each period	1,056,535	1,075,015
Funds held by or deposited with reinsureds	85,585	88,163
Deferred policy acquisition costs	30,674	32,365
Federal income taxes recoverable	6,000	11,042
Deferred income taxes, net	65,852	80,968
Property and equipment, net	12,789	14,098
Intangible assets, net	16,684	18,218
Goodwill	36,192	36,192
Other assets	17,945	26,621

Total assets	$3,728,851	$3,756,713

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,470,447	$2,506,478
Unearned premiums	133,862	139,310
Policyholders’ dividends accrued	8,926	8,737

Total claims and policy liabilities	2,613,235	2,654,525

Commissions and premium taxes payable	12,653	12,691
Accounts payable and accrued expenses	20,844	24,192
Deferred reinsurance gain - LPT Agreement	397,872	406,581
Notes payable	182,000	182,000
Other liabilities	31,181	31,996

Total liabilities	$3,257,785	$3,311,985

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share data)

	As of June 30, 2009	As of December 31, 2008

	(unaudited)
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,563,299 and 53,528,207 shares issued and 45,795,937 and 48,830,140 shares outstanding at June 30, 2009, and December 31, 2008, respectively	536	535
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	307,949	306,032
Retained earnings	230,005	194,509
Accumulated other comprehensive income, net	53,837	32,804
Treasury stock, at cost (7,767,362 shares at June 30, 2009 and 4,698,067 shares at December 31, 2008)	(121,261)	(89,152)

Total stockholders’ equity	471,066	444,728

Total liabilities and stockholders’ equity	$3,728,851	$3,756,713

See accompanying unaudited notes to consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(unaudited)
Revenues
Net premiums earned	$104,381	$73,815	$215,981	$149,711
Net investment income	23,064	18,538	46,370	37,441
Realized losses on investments, net	(392)	(219)	(2,504)	(1,707)
Other income	59	422	205	860

Total revenues	127,112	92,556	260,052	186,305

Expenses
Losses and loss adjustment expenses	54,100	24,142	113,262	54,756
Commission expense	13,229	9,721	26,887	20,344
Dividends to policyholders	1,861	71	3,879	86
Underwriting and other operating expenses	32,452	22,910	68,936	44,621
Interest expense	1,825	—	3,784	—

Total expenses	103,467	56,844	216,748	119,807

Net income before income taxes	23,645	35,712	43,304	66,498
Income tax expense	3,300	8,346	2,104	13,638

Net income	$20,345	$27,366	$41,200	$52,860

Earnings per common share (Note 14):
Basic	$0.44	$0.55	$0.87	$1.07

Diluted	$0.44	$0.55	$0.87	$1.07

Cash dividends declared per common share	$0.06	$0.06	$0.12	$0.12

Net realized losses on investments
Net realized losses on investments before credit related impairments on fixed maturity securities	$(264)		$(583)

Total other-than-temporary impairments on securities	(128)		(1,921)
Portion of impairment recognized in other comprehensive income	—		—

Credit related impairments included in net realized losses on investments	(128)		(1,921)

Net realized losses on investments, net	$(392)		$(2,504)

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

					Accumulated Other Comprehensive Income, Net
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock, at Cost	Total Stockholders’ Equity

	Shares	Amount

	(unaudited)
Balance, January 1, 2008	53,527,907	$535	$302,862	$104,536	$46,520	$(75,000)	$379,453
Stock-based compensation (Note 13)	—	—	1,487	—	—	—	1,487
Stock options exercised	100	—	2	—	—	—	2
Acquisition of treasury stock (Note 12)	—	—	—	—	—	(6,996)	(6,996)
Dividends to common stockholders	—	—	1	(5,942)	—	—	(5,941)
Comprehensive income:
Net income for the period	—	—	—	52,860	—	—	52,860
Change in net unrealized gains on investments, net of taxes	—	—	—	—	(22,712)	—	(22,712)

Total comprehensive income							30,148

Balance, June 30, 2008	53,528,007	$535	$304,352	$151,454	$23,808	$(81,996)	$398,153

Balance, January 1, 2009	53,528,207	$535	$306,032	$194,509	$32,804	$(89,152)	$444,728
Stock-based compensation (Note 13)	—	—	2,037	—	—	—	2,037
Vesting of restricted stock units, net of shares withheld to satisfy minimum tax withholding (Note 13)	35,092	1	(124)	—	—	—	(123)
Acquisition of treasury stock (Note 12)	—	—	—	—	—	(32,109)	(32,109)
Dividends to common stockholders	—	—	4	(5,704)	—	—	(5,700)
Comprehensive income:
Net income for the period	—	—	—	41,200	—	—	41,200
Change in net unrealized gains on investments, net of taxes	—	—	—	—	21,033	—	21,033

Total comprehensive income							62,233

Balance, June 30, 2009	53,563,299	$536	$307,949	$230,005	$53,837	$(121,261)	$471,066

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,

	2009	2008

	(unaudited)
Operating activities
Net income	$41,200	$52,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,710	3,317
Stock-based compensation	2,037	1,487
Amortization of premium on investments, net	2,200	3,226
Allowance for doubtful accounts – premiums receivable	1,414	421
Deferred income tax expense	3,862	5,357
Realized losses on investments, net	2,504	1,707
Realized losses on retirement of assets	60	—
Change in operating assets and liabilities:
Accrued investment income	182	(420)
Premiums receivable	678	11,141
Reinsurance recoverable on paid and unpaid losses	19,833	20,312
Funds held by or deposited with reinsureds	2,578	3,575
Federal income taxes	5,042	(3,497)
Unpaid losses and loss adjustment expenses	(36,031)	(38,463)
Unearned premiums	(5,448)	(4,025)
Accounts payable, accrued expenses and other liabilities	(3,738)	(2,651)
Deferred reinsurance gain – LPT Agreement	(8,709)	(9,359)
Other	7,349	(2,106)

Net cash provided by operating activities	40,723	42,882

Investing activities
Purchase of fixed maturities	(129,101)	(152,424)
Purchase of equity securities	(154)	(1,063)
Proceeds from sale of fixed maturities	38,024	111,917
Proceeds from sale of equity securities	3,276	2,135
Proceeds from maturities and redemptions of investments	101,463	16,210
Cash paid for acquisition, net of cash and cash equivalents acquired	(100)	(959)
Capital expenditures and other, net	(2,880)	(2,739)

Net cash provided by (used in) investing activities	10,528	(26,923)

Financing activities
Acquisition of treasury stock	(31,290)	(6,691)
Cash transactions related to stock compensation	(123)	2
Dividends paid to stockholders	(5,700)	(5,941)
Debt issuance costs	—	(375)

Net cash used in financing activities	(37,113)	(13,005)

Net increase in cash and cash equivalents	14,138	2,954
Cash and cash equivalents at the beginning of the period	202,893	149,703

Cash and cash equivalents at the end of the period	$217,031	$152,657

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s 2008 Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2008, and should be read together with the Annual Report.

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

New Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). FSP FAS 115-2 changes the accounting for other-than-temporary impairments (OTTI) on debt securities by: (a) replacing the current requirement that a holder has the positive intent to hold an impaired debt security to recovery with a requirement that a holder does not have the intent to sell an impaired debt security and it is not more likely than not that it will be required to sell the debt security before recovery; (b) requiring the OTTI to be separated into: (i) the amount representing the decrease in cash flows expected to be collected (credit loss), which is recognized in earnings and (ii) the amount representing all other factors, which is recognized in other comprehensive income; and (c) amending existing disclosure requirements, extending those requirements to interim periods and requiring new disclosures intended to provide further disaggregated information as well as information about how the amount of OTTI that was recognized in earnings was determined. Upon adoption, FSP FAS 115-2 requires entities to report a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the non-credit loss component, previously recognized in earnings, from retained earnings to other comprehensive income. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009 and had no impact on the consolidated financial position or results of operations. The Company has included the required disclosures in Note 4.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance on: (a) estimating fair value when the volume of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability; and (b) identifying circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 requires additional interim disclosures of the inputs and valuation techniques used to measure fair value. Additionally FSP FAS 157-4 modifies the current fair value disclosure categories for debt and equity securities. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures About Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 107-1 extends the annual disclosure requirements of SFAS 107, Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. FSP FAS 107-1 is effective for interim and annual periods ending after June 15, 2009 the Company has included required disclosures in these Notes to Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for periods ending after June 15, 2009. SFAS No. 165 and had no impact on our consolidated financial condition or results of operations. We evaluated subsequent events through August 7, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for periods ending after September 15, 2009 and we do not expect the adoption to have a material impact, if any, on our consolidated financial condition and results of operations.

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

Pro forma financial information

Net income for the three and six months ended June 30, 2009, presented in the accompanying consolidated statements of income, includes the results of AmCOMP. The financial information in the table below summarizes the combined historical results of operations of EHI and AmCOMP, on a pro forma basis, as though the companies had been combined as of January 1, 2008. The pro forma financial information is presented for information purposes only and is not indicative of the results that would have been achieved if the Acquisition had taken place at the beginning of the period presented, nor is the pro forma information intended to be indicative of the Company’s future results of operations.

The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the Acquisition and are expected to have a continuing impact on the consolidated results. These items include adjustments for amortization of intangible assets acquired, increases in interest expense and decreases in underwriting and other expenses for integration and restructuring savings. The following table summarizes the pro forma financial information for the stated periods:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

	(in thousands, except per share data)
Net premiums earned	$123,201	$251,998
Net income	28,897	58,172
Earnings per common share—basic	0.58	1.17
Earnings per common share—diluted	0.58	1.17

3. Strategic Restructuring Plan

On January 23, 2009, the Company announced a strategic restructuring plan to achieve the corporate and operational objectives set forth as part of its acquisition and integration of AmCOMP, and in response to then current economic conditions.

The restructuring plan included a staff reduction of 14% of the Company’s total workforce, and consolidation of corporate activities into the Company’s Reno, Nevada headquarters. During the three months ended June 30, 2009, the Company incurred integration and restructuring charges of $0.5 million. During the six months ended June 30, 2009, the Company incurred integration and restructuring charges of $4.3 million, including $2.7 million in personnel-related termination costs. These charges are included in underwriting and other operating expense in the consolidated statements of income. As of June 30, 2009, the Company had $1.0 million accrued for future restructuring costs that is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

4. Investments

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of the Company’s investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)
At June 30, 2009
Fixed maturity securities
U.S. Treasuries	$146,370	$8,120	$(170)	$154,320
U.S. Agencies	136,132	7,874	—	144,006
States and municipalities	993,876	33,332	(7,394)	1,019,814
Corporate	297,248	16,410	(3,378)	310,280
Residential mortgaged-backed securities	295,381	14,323	(1,347)	308,357
Commercial mortgaged-backed securities	37,171	39	(2,229)	34,981
Asset-backed securities	17,369	561	(61)	17,869

Total fixed maturity securities	1,923,547	80,659	(14,579)	1,989,627
Short-term investments	8,449	113	—	8,562

Total fixed maturity and short-term investments	1,931,996	80,772	(14,579)	1,998,189

Equity securities
Consumer goods	12,117	5,511	(121)	17,507
Energy and utilities	4,931	4,317	—	9,248
Financial	6,342	1,655	(145)	7,852
Technology and communications	10,028	5,453	(140)	15,341
Industrial and other	7,689	3,540	(372)	10,857

Total equity securities	41,107	20,476	(778)	60,805

Total investments	$1,973,103	$101,248	$(15,357)	$2,058,994

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

		(in thousands)
At December 31, 2008
Fixed maturity securities
U.S. Treasuries	$142,942	$18,344	$—	$161,286
U.S. Agencies	125,302	10,566	—	135,868
States and municipalities	975,387	21,654	(18,828)	978,213
Corporate	248,002	7,716	(5,570)	250,148
Residential mortgage-backed securities	318,512	12,937	(2,002)	329,447
Commercial mortgage-backed securities	42,384	2	(4,797)	37,589
Asset-backed securities	17,698	—	(858)	16,840

Total fixed maturity securities	1,870,227	71,219	(32,055)	1,909,391
Short-term investments	74,952	306	(234)	75,024

Total fixed maturity and short-term investments	1,945,179	71,525	(32,289)	1,984,415

Equity securities
Consumer goods	12,620	4,642	(333)	16,929
Energy and utilities	4,947	4,967	(12)	9,902
Financial	7,082	993	(243)	7,832
Technology and communications	10,268	2,765	(226)	12,807
Industrial and other	8,097	3,165	(206)	11,056

Total equity securities	43,014	16,532	(1,020)	58,526

Total investments	$1,988,193	$88,057	$(33,309)	$2,042,941

The amortized cost and estimated fair value of fixed maturity securities and short-term investments at June 30, 2009, by contractual maturity are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

	(in thousands)

Due in one year or less	$98,883	$100,384
Due after one year through five years	500,452	526,063
Due after five years through ten years	523,926	546,664
Due after ten years	458,814	463,871
Mortgage and asset-backed securities	349,921	361,207

Total	$1,931,996	$1,998,189

The following is a summary of investments with unrealized losses and their corresponding fair values at June 30, 2009 and December 31, 2008:

	Less than 12 Months

	June 30, 2009			December 31, 2008

	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities

	(in thousands, except number of securities data)
Fixed maturity securities
U.S. Treasuries	$5,607	$(170)	3	$—	$—	—
States and municipalities	169,271	(3,245)	48	271,731	(11,206)	88
Corporate	16,656	(641)	14	79,397	(4,215)	90
Residential mortgage-backed	3,975	(15)	3	3,790	(1,711)	14
Commercial mortgage-backed securities	—	—	—	13,854	(1,875)	6
Asset-backed securities	—	—	—	14,741	(456)	5

Total fixed maturity securities	195,509	(4,071)	68	383,513	(19,463)	203
Short-term investments	—	—	—	16,887	(234)	8

Total fixed maturity and short-term investments	195,509	(4,071)	68	400,400	(19,697)	211

Equity securities
Consumer goods	1,004	(121)	10	2,647	(333)	19
Energy and utilities	—	—	—	46	(12)	2
Financial	1,512	(145)	10	1,970	(243)	15
Technology and communications	1,728	(134)	18	2,118	(226)	17
Industrial and other	1,036	(372)	4	975	(206)	12

Total equity securities	5,280	(772)	42	7,756	(1,020)	65

Total investments	$200,789	$(4,843)	110	$408,156	$(20,717)	276

	12 Months or Greater

	June 30, 2009			December 31, 2008

	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities

	(in thousands, except number of securities data)
Fixed maturity securities
U.S. Treasuries	$—	$—	—	$—	$—	—
States and municipalities	67,357	(4,149)	21	78,811	(7,622)	22
Corporate	28,898	(2,737)	32	6,835	(1,355)	12
Residential mortgage-backed	4,321	(1,332)	4	2,511	(291)	12
Commercial mortgage-backed securities	32,946	(2,229)	13	23,588	(2,922)	9
Asset-backed securities	2,439	(61)	2	2,098	(402)	2

Total fixed maturity securities	135,961	(10,508)	72	113,843	(12,592)	57
Short-term investments	—	—	—	—	—	—

Total fixed maturity and short-term investments	135,961	(10,508)	72	113,843	(12,592)	57

Equity securities
Consumer	—	—	—	—	—	—
Energy and utilities	—	—	—	—	—	—
Financial	—	—	—	—	—	—
Technology and communications	42	(6)	1	—	—	—
Industrial and other	—	—	—	—	—	—

Total equity securities	42	(6)	1	—	—	—

Total investments	$136,003	$(10,514)	73	$113,843	$(12,592)	57

	Total

	June 30, 2009			December 31, 2008

	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities

	(in thousands, except number of securities data)
Fixed maturity securities
U.S. Treasuries	$5,607	$(170)	3	$—	$—	—
States and municipalities	236,628	(7,394)	69	350,542	(18,828)	110
Corporate	45,554	(3,378)	46	86,232	(5,570)	102
Residential mortgage-backed	8,296	(1,347)	7	6,301	(2,002)	26
Commercial mortgaged-backed securities	32,946	(2,229)	13	37,442	(4,797)	15
Asset-backed securities	2,439	(61)	2	16,839	(858)	7

Total fixed maturity securities	331,470	(14,579)	140	497,356	(32,055)	260
Short-term investments	—	—	—	16,887	(234)	8

Total fixed maturity and short-term investments	331,470	(14,579)	140	514,243	(32,289)	268

Equity securities
Consumer	1,004	(121)	10	2,647	(333)	19
Energy and utilities	—	—	—	46	(12)	2
Financial	1,512	(145)	10	1,970	(243)	15
Technology and communications	1,770	(140)	19	2,118	(226)	17
Industrial and other	1,036	(372)	4	975	(206)	12

Total equity securities	5,322	(778)	43	7,756	(1,020)	65

Total investments	$336,792	$(15,357)	183	$521,999	$(33,309)	333

For the period ended June 30, 2009, the Company adopted FSP FAS 115-2, which changed the accounting for OTTI on debt securities (Note 1). Upon adoption, FSP FAS 115-2 requires entities to report a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the non-credit loss component, previously recognized in earnings, from retained earnings to other comprehensive income for debt securities still held as of April 1, 2009, of which management did not have the intent to sell. The Company did not have any cumulative effect adjustment for previous OTTI recognized.

During the three and six months ended June 30, 2009 and 2008, based on reviews of the fixed maturity securities included in the tables above, the Company determined that the unrealized losses were primarily a result of the changes in the prevailing interest rates and not the credit quality of the issuers. The remaining fixed maturity securities, including those held at December 31, 2008, whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent on not selling the securities and it is not more likely than not that the Company will be required to sell the securities until fair value recovers above cost, or to maturity.

During the three and six months ended June 30, 2009, based on reviews of the equity securities included in the tables above, the Company recognized impairments of $0.1 million and $1.9 million in the fair values of two and 26 securities, respectively, as a result of the severity and duration of the change in fair value of those securities. For its other equity securities, the Company determined that the unrealized losses were not determined to be other-than-temporary due to the financial condition and near term prospects of the issuers. During the three and six months ended June 30, 2008, based on review of the equity securities, the Company recognized impairments of $0.2 million and $1.7 million in the fair values of four and 19 securities, respectively, as a result of the severity and duration of the change in fair value of those securities. For its other equity securities, the Company determined that the unrealized losses were not considered to be other-than-temporary due to the financial condition and near term prospects of the issuers.

Net realized and unrealized investment (losses) gains on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(in thousands)

Net realized losses
Fixed maturity securities	$(263)	$(19)	$(422)	$(15)
Equity securities	(129)	(200)	(1,908)	(1,692)
Short-term investments	—	—	(174)	—

Total	(392)	(219)	(2,504)	(1,707)

Change in fair value over cost or amortized cost
Fixed maturity securities	5,153	(24,003)	26,916	(21,657)
Equity securities	8,105	(2,587)	4,186	(13,215)
Short-term investments	(120)	(71)	41	(71)

Total	$13,138	$(26,661)	$31,143	$(34,943)

Net investment income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(in thousands)

Fixed maturity securities	$22,901	$17,513	$45,348	$35,102
Equity securities	354	482	727	947
Short-term investments and cash equivalents	512	1,099	1,605	2,507

	23,767	19,094	47,680	38,556
Investment expenses	(703)	(556)	(1,310)	(1,115)

Net investment income	$23,064	$18,538	$46,370	$37,441

The Company is required by various state laws and regulations to keep securities or letters of credit on deposit with the states in a depository account. At June 30, 2009 and 2008, securities having a fair value of $589.8 million and $527.3 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit and in all cases are restricted or limited to fixed maturity securities. Additionally, certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by us. The fair value of securities held in trust for reinsurance at June 30, 2009 and 2008, were $6.2 million and $5.0 million, respectively.

5. Fair Value of Financial Instruments

For the period ended June 30, 2009, the Company adopted FSP FAS 157-4 and FSP FAS 107-1, which require additional interim disclosures of the inputs and valuation techniques used to measure fair value (Note 1).

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

The estimated fair values of the Company’s financial instruments, excluding trade payables and receivables, at June 30, 2009, are as follows:

	Carrying Value	Estimated Fair Value

	(in thousands)
Financial assets
Investments (Note 4)	$2,058,994	$2,058,994
Cash and cash equivalents	217,031	217,031
Financial liabilities
Notes payable (Note 9)	182,000	182,000
Derivative (Note 10)	2,724	2,724

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.

As of December 31, 2008, the carrying value of cash and cash equivalents, notes payable, the derivative and investments equaled the estimated fair value on the accompanying consolidated balance sheet. The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS No. 157, Fair Value Measurements (SFAS No. 157). The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS No. 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

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

The following methods were used by the Company in estimating the fair value disclosures for financial investments in the accompanying consolidated financial statements and in these notes:

Cash and cash equivalents, premiums receivable, and accrued expenses and other liabilities. The carrying amounts for these financial instruments, as reported in the accompanying consolidated balance sheets, approximate their values.

Notes payable. The Company’s notes payable is composed of floating rate long-term debt. Accordingly, the carrying amount is estimated to approximate fair value.

Derivative. The fair value of the Company’s interest rate swap is derived by using an industry standard swap valuation model, with market-based inputs for swaps having similar characteristics (Note 10).

Investments. For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices are unavailable, the Company estimates fair value based on objectively verifiable information, if available. The fair value estimates determined by using objectively verifiable information are included in the amount disclosed in Level 2 of the hierarchy. If quoted market prices and an estimate determined by using objectively verifiable information are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction. The following section describes the valuation methods used by the Company for each type of financial instrument it holds that is carried at fair value.

Equity securities. The Company utilizes market quotations for equity securities that have quoted prices in active markets.

Fixed maturity securities and short-term investments. The Company’s estimates of fair value measurements for these securities are estimated using relevant inputs, including available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additionally, an Option Adjusted Spread model is used to develop prepayment and interest rate scenarios. Industry standard models are used to analyze and value securities with embedded options or prepayment sensitivities.

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

Because the fair value estimates of most fixed maturity securities are determined by evaluations that are based on observable market information rather than market quotes, most estimates of fair value for fixed maturity securities and short term investments are based on estimates using objectively verifiable information and are included in the amount disclosed in Level 2 of the hierarchy. The fair value estimates for determining Level 3 pricing include the Company’s assumption about risk assessments and market participant assumptions based on the best information available, including quotes from market makers and other broker/dealers recognized as market participants, using standard or trade derived inputs, new issue data, monthly payment information, cash flow generation, prepayment speeds, spread adjustments and/or rating updates.

The following table presents the items on the accompanying consolidated balance sheet that are stated at fair value and the fair value measurements used (expressed as Levels 1, 2 and 3, respectively) as of June 30, 2009:

	Level 1	Level 2	Level 3

	(in thousands)

Fixed maturity securities
U.S. Treasuries	$—	$154,320	$—
U.S. Agencies	—	144,006	—
States and municipalities	—	1,018,686	1,128
Corporate	—	310,280	—
Residential mortgage-backed securities	—	308,280	77
Commercial mortgage-backed securities	—	34,981	—
Asset-backed securities	—	12,569	5,300

Total fixed maturity securities	—	1,983,122	6,505
Short-term investments	—	8,562	—

Total fixed maturity securities and short-term investments	—	1,991,684	6,505

Equity securities
Consumer goods	17,507	—	—
Energy and utilities	9,248	—	—
Financial	7,852	—	—
Technology and communications	15,341	—	—
Industrial and other	10,857	—	—

Total equity securities	$60,805	$—	$—

Derivative	—	—	—
Other liabilities	—	(2,724)	—

The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs for the six months ended June 30, 2009:

	Residential Mortgage-backed Securities	Asset- backed Securities	States and Municipalities

	(in thousands)

Balance, January 1, 2009	$80	$4,900	$—
Transfers in and out of Level 3	—	—	1,153
Unrealized losses in other comprehensive income	3	400	(25)
Purchase, settlements and issuances, net	(6)	—	—

Balance, June 30, 2009	$77	$5,300	$1,128

6. Income Taxes

Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. During the six months ended June 30, 2009, the Company recognized net income before taxes of $43.3 million and income tax expense of $2.1 million primarily due to anticipated annualized non-taxable investment income.

7. Liability for Unpaid Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the liability for unpaid losses and LAE for the six months ended:

	June 30,

	2009	2008

	(in thousands)

Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,506,478	$2,269,710
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	1,076,350	1,052,641

Net unpaid losses and LAE at beginning of period	1,430,128	1,217,069
Losses and LAE, net of reinsurance, incurred in:
Current period	151,142	92,437
Prior periods	(29,171)	(28,322)

Total net losses and LAE incurred during the period	121,971	64,115

Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	24,867	12,629
Prior periods	114,655	69,248

Total net payments for losses and LAE during the period	139,522	81,877

Ending unpaid losses and LAE, net of reinsurance	1,412,577	1,199,307
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,057,870	1,031,940

Unpaid losses and LAE, gross of reinsurance, at end of period	$2,470,447	$2,231,247

Total net losses and LAE included in the above table excludes the impact of the amortization of the deferred reinsurance gain–LPT Agreement (Deferred Gain) and any adjustment to the LPT Agreement ceded reserves (Note 8).

The reduction in the liability for unpaid losses and LAE attributable to insured events of prior periods was $29.2 million and $28.3 million for the six months ended June 30, 2009 and 2008, respectively. The major sources of this favorable development are actual paid losses being less than expected and the impact of new information on selected claim payments and emergence patterns used in the projection of future loss payments.

8. LPT Agreement

The Company is a party to a 100% quota share retroactive reinsurance agreement (LPT Agreement) under which $1.5 billion in liabilities for losses and LAE related to claims incurred by EICN prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The initial Deferred Gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The Company amortized $4.4 million and $8.7 million of the Deferred Gain for the three and six months ended June 30, 2009, respectively, and $4.6 million and $9.4 million of the Deferred Gain for the three and six months ended June 30, 2008, respectively, which is reflected in losses and LAE incurred in the accompanying consolidated statements of income. Any adjustments to the Deferred Gain, as a result of adjustments to the LPT Agreement ceded reserves, are also recorded in losses and LAE incurred in the accompanying consolidated statements of income. No adjustments occurred in the current period. The remaining Deferred Gain was $397.9 million and $406.6 million as of June 30, 2009 and December 31, 2008, respectively, which is included in the accompanying consolidated balance sheets as deferred reinsurance gain–LPT Agreement.

9. Notes Payable

Notes payable is comprised of the following as of June 30, 2009 and December 31, 2008 (in thousands):

Amended Credit Facility, due March 26, 2011 with variable interest as described below	$150,000
Acquired notes payable
Dekania Surplus Note, due April 30, 2034 with variable interest of 425 basis points above 90-day LIBOR	10,000
ICONS Surplus Note, due May 26, 2034 with variable interest of 425 basis points above 90-day LIBOR	12,000
Alesco Surplus Note, due December 15, 2034 with variable interest of 405 basis points above 90-day LIBOR	10,000

Balance, June 30, 2009 and December 31, 2008	$182,000

The Company had no outstanding debt during the six months ended June 30, 2008. Effective September 30, 2008, EHI and Wells Fargo Bank, National Association (Wells Fargo) entered into a Second Amended and Restated Secured Revolving Credit Facility (Amended Credit Facility). The Amended Credit Facility provides the Company with a: (a) $150.0 million line of credit through December 31, 2009; (b) $100.0 million line of credit from January 1, 2010 through December 31, 2010; and (c) $50.0 million line of credit from January 1, 2011 through March 26, 2011. Amounts outstanding bear interest at a rate equal to, at the Company’s option: (a) a fluctuating rate of 1.25% above Wells Fargo’s prime rate or (b) a fixed rate that is 1.25% above the LIBOR rate then in effect. The Company paid a non-refundable commitment fee of $0.4 million, which is being amortized over the contractual life of the Amended Credit Facility. In addition, the Company is required to pay a quarterly commitment fee equal to a per annum rate of 0.10% on any portion of the Amended Credit Facility that is unused. The Amended Credit Facility contains customary non-financial covenants and requires EHI to maintain $7.5 million of cash and cash equivalents.

On September 30, 2008, EHI borrowed $150.0 million through the Amended Credit Facility. The proceeds borrowed under the Amended Credit Facility were used to finance the acquisition of AmCOMP and for general working capital purposes. The LIBOR rate on the Amended Credit Facility at June 30, 2009 was 0.31% and interest paid during the six months ended June 30, 2009, including the interest rate swap (Note 10), totaled $2.9 million. The Amended Credit Facility is secured by fixed maturity securities, which had a fair value of $201.0 million at June 30, 2009.

Notes Payable Acquired in the Acquisition

EPIC has a $10.0 million surplus note outstanding to Dekania CDO II, Ltd., issued as part of a pooled transaction (Dekania Surplus Note). The note matures in 2034 and became callable by the Company in the second quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Both the payment of interest and repayment of the principal under this note, as well as the surplus notes described in the succeeding two paragraphs, are subject to the prior approval of the Florida Department of Financial Services. Interest paid during the three and six months ended June 30, 2009 totaled $0.1 million and $0.3 million, respectively.

EPIC has a $12.0 million surplus note outstanding to ICONS, Inc., issued as part of a pooled transaction (ICONS Surplus Note). The note matures in 2034 and became callable by the Company in the second quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Interest paid during the three and six months ended June 30, 2009 totaled $0.2 million and $0.4 million, respectively.

EPIC has a $10.0 million surplus note outstanding to Alesco Preferred Funding V, LTD, issued as part of a pooled transaction (Alesco Surplus Note). The note matures in 2034 and becomes callable by the Company in the fourth quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR. Interest paid during the three and six months ending June 30, 2009 totaled $0.1 million and $0.3 million, respectively.

10. Derivative

Interest Rate Swap

On September 30, 2008, the Company, in connection with the borrowings made under the Amended Credit Facility (Note 9), executed an interest rate swap with Wells Fargo with a notional amount of $100.0 million. Execution of the interest rate swap established a fixed interest rate of 4.84%, on the notional amount, through September 30, 2010. The

Company uses its interest rate swap to mitigate the risks associated with unexpected cash outflows resulting from shifts in variable interest rates. As of June 30, 2009 and December 31, 2008, the interest rate swap had a negative fair value of $2.7 million and $3.9 million, respectively, and is included in other liabilities on the accompanying consolidated balance sheets. The corresponding unrealized losses of $2.7 million and $3.9 million are included in accumulated other comprehensive income, net.

11. Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net, is comprised of unrealized appreciation on investments classified as available-for-sale and unrealized depreciation on interest rate swap, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income:

	June 30,

	2009	2008

	(in thousands)

Net unrealized gain on investments, before taxes	$85,891	$36,627
Net unrealized loss on interest rate swap, before taxes	(2,724)	—
Deferred tax expense	(29,330)	(12,819)

Total accumulated other comprehensive income, net	$53,837	$23,808

The following table summarizes the changes in the components of total comprehensive income for the stated periods:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(in thousands)

Unrealized gains (losses) arising during the period, before taxes	$13,375	$(26,880)	$29,783	$(36,650)
Less: income tax expense (benefit)	4,574	(9,408)	10,378	(12,828)

Unrealized gains (losses) arising during the period, net of taxes	8,801	(17,472)	19,405	(23,822)
Less reclassification adjustment:
Losses realized in net income	(392)	(219)	(2,504)	(1,707)
Income tax benefit	(137)	(76)	(876)	(597)

Reclassification adjustment for losses realized in net income	(255)	(143)	(1,628)	(1,110)

Other comprehensive income (loss)	9,056	(17,329)	21,033	(22,712)
Net income	20,345	27,366	41,200	52,860

Total comprehensive income	$29,401	$10,037	$62,233	$30,148

12. Stockholders’ Equity

Stock Repurchase Program

On February 21, 2008, the EHI Board of Directors authorized a stock repurchase program (the 2008 Program). The 2008 Program authorized the Company to repurchase up to $100.0 million of the Company’s common stock through June 30, 2009. On February 25, 2009, the EHI Board of Directors extended the 2008 Program through December 31, 2009. From inception of the 2008 Program through June 30, 2009, the Company repurchased 3,856,090 shares at a cost of $46.3 million, or $12.00 per share. EHI expects that shares may be repurchased from time to time at prevailing market prices in open market or private transactions. There can be no assurance that the Company will continue to undertake any repurchase of its common stock pursuant to the program.

For the three and six months ended June 30, 2009, 1,445,100 and 3,069,295 shares of common stock were repurchased under the 2008 Program at an average cost of $11.47 and $10.46 per share, respectively. As of June 30, 2009, 7,767,362 shares of common stock repurchased were held by the Company and are reported as treasury stock, at cost, in the accompanying consolidated balance sheets. The average cost of common stock repurchased through the Company’s stock repurchase programs was $15.61 per share.

13. Stock-Based Compensation

The Amended and Restated Equity and Incentive Plan provides for the grant, in the sole discretion of the Compensation Committee of the Board of Directors, of stock options (including incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, stock-based performance awards and other stock-based awards. In the second quarter of 2009 and 2008, nonqualified stock options and restricted stock units were granted. As of June 30, 2009, nonqualified stock options, restricted stock units, and performance share awards have been granted.

The Company accounts for stock-based compensation according to the provisions of SFAS No. 123(R), Share-Based Payment. Net stock-based compensation expense recognized in the accompanying consolidated statements of income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(in thousands)

Stock-based compensation related to:
Nonqualified stock options	$478	$249	$803	$503
Restricted stock units	350	180	621	300
Performance shares	389	426	613	684

Total	1,217	855	2,037	1,487
Less: related tax benefit	312	297	596	518

Net stock-based compensation expense	$905	$558	$1,441	$969

Nonqualified Stock Options

On May 28, 2009, the Company awarded 531,082 options to certain officers of the Company. These options have a service vesting period of four years and vest 25% on May 29, 2010, and the subsequent three anniversaries of such date. The options are subject to accelerated vesting in certain limited circumstances, such as: death or disability of the holder, or in connection with a change of control of the Company. The options expire seven years from the date of grant. The per share exercise price of these options is equal to the fair value of the stock on the grant date, or $11.84.

The fair value of the stock options granted is estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. During the three and six months ended June 30, 2009, the expected stock price volatility was based on the volatility of the Company’s historical stock price since February of 2007. During the three and six months ended June 30, 2008, the expected stock price volatility was based on a weighted average of the Company’s historical stock price volatility since February of 2007 and the historical volatility of peer companies’ stock for a period of time equal to the expected term of the options. The expected term of the options granted is calculated using the ‘plain-vanilla’ calculation provided in the guidance of the SEC’s Staff Accounting Bulletin No. 107. The dividend yield was calculated using amounts authorized by the Board of Directors. The risk-free interest rate is the yield on the grant date of the options of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the options.

The fair value of the stock options was calculated using the following weighted average assumptions for the stated periods:

	Three and Six Months Ended June 30, 2009	Three and Six Months Ended June 30, 2008

Expected volatility	51.0%	34.9%
Expected life (in years)	4.8	4.8
Dividend yield	2.0%	1.3%
Risk-free interest rate	2.5%	3.4%
Weighted average grant date fair value of options granted – per option	$4.59	$6.01

Changes in outstanding stock options for the six months ended June 30, 2009 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

			(in years)

Options outstanding at January 1, 2009	1,024,085	$18.72	5.9
Granted	531,082	11.84	6.9
Exercised	—	—
Expired	(3,048)	18.14
Forfeited	(37,711)	18.75

Options outstanding at June 30, 2009	1,514,408	16.30	5.9

Exercisable at June 30, 2009	411,556	18.46	5.2

Restricted Stock Units

On May 29, 2009, 24,984 restricted stock units (RSUs) awarded to the non-employee members of the Board of Directors during 2008 vested with an intrinsic value of $0.3 million. Five of the Board members elected to defer settlement in common shares and the vested RSUs will be settled in common stock six months following the awardee’s termination of service from the Board of Directors. Prior to settlement, dividend equivalents are paid with respect to these vested RSUs and are credited as additional vested RSUs. On March 25, 2009 and June 3, 2009, in connection with the Company’s dividends to its stockholders, an additional 136 and 182 RSUs were credited to vested RSU holders, respectively.

Additionally, on May 29, 2009, 35,874 RSUs, awarded to certain officers of the Company during 2008 vested with an intrinsic value of $0.4 million. Of the 35,874 RSUs vested, 10,151 shares of common stock were withheld to satisfy minimum employee tax withholding.

On May 28, 2009, the Company awarded the non-employee members of the Board of Directors, in the aggregate, 40,536 RSUs. These RSUs vest on May 28, 2010, except for accelerated vesting in the case of death or disability of the Director or in connection with a change of control. Vested RSUs will be settled in common stock within 30 days after the vesting date or can be deferred until six months following the awardee’s termination of service from the Board of Directors, at the awardee’s election. In the event of a deferral election, dividend equivalents are paid with respect to vested RSUs and are credited as additional vested RSUs. The aggregate fair value of the RSUs on the date of grant was $0.5 million.

Additionally, on May 28, 2009, the Company awarded 176,871 RSUs to certain officers of the Company. The RSUs have a service vesting period of four years and vest 25% on May 28, 2010 and the subsequent three anniversaries of such date. The RSUs are subject to accelerated vesting in certain limited circumstances, such as: death or disability of the holder, or in connection with a change of control of the company. The fair value of the RSUs on the date of grant was $2.1 million.

Changes in outstanding RSUs for the six months ended June 30, 2009 were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value

RSUs outstanding at January 1, 2009	199,881	$18.92
Granted	217,725	11.84
Forfeited	(7,334)	19.21
Vested	(45,243)	19.21

RSUs outstanding at June 30, 2009	365,029	14.66

Vested but unsettled RSUs at June 30, 2009	39,933	17.70

14. Earnings Per Share

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

The following table presents the net income and the weighted average common shares outstanding used in the earnings per common share calculations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

	(in thousands, except share and per share data)

Net income available to common stockholders – basic and diluted	$20,345	$27,366	$41,200	$52,860

Weighted average number of common shares outstanding – basic	46,465,611	49,407,135	47,515,302	49,509,173
Effect of dilutive securities:
Performance share awards	40,124	50,470	34,529	36,091
Unvested restricted stock units	—	176	135	—

Dilutive potential common share	40,124	50,646	34,664	36,091

Weighted average number of common shares outstanding – diluted	46,505,735	49,457,781	47,549,966	49,545,264

The Company’s outstanding options have been excluded in computing the diluted earnings per share for the three and six months ended June 30, 2009 and 2008 because their inclusion would be anti-dilutive.

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

          Our strategy has historically been to target businesses located primarily in several western states, with concentrations in California and Nevada. On October 31, 2008, we acquired AmCOMP, which increased our premiums by approximately two-thirds, added nearly 10,000 additional policies, expanded our geographic reach and added a concentration of business in Florida. One percent of our pre-acquisition premiums were written in the states where AmCOMP produced business. We believe this acquisition significantly advances our strategic goals and our vision of being the leader in the property and casualty insurance industry specializing in workers’ compensation. We also believe the transaction will result in meaningful synergies and expense-related efficiencies.

          In January 2009, we began implementation of a strategic restructuring plan to achieve the corporate and operational objectives of the acquisition and integration of AmCOMP, and in response to then current economic conditions. The restructuring plan includes net staff reductions of approximately 150 employees, or 14% of our total workforce, and consolidation of corporate functions into our Reno, Nevada headquarters. The restructuring was largely completed in the first half of 2009. We are continuing with our integration plan, including consolidation of our claims and underwriting systems, and expect completion in early 2010.

          In June 2009, Standard and Poor’s added us to the S&P SmallCap 600 Index, which we believe is one of the preferred small-capitalization market indices in the United States.

          Our results of operations incorporate the acquired operations of AmCOMP from November 1, 2008.

          Revenues

          We derive our revenues primarily from the following:

          Net Premiums Earned. Net premiums earned increased for the six months ended June 30, 2009, as compared to 2008. The increase was attributable to additional premiums from our newly acquired subsidiaries, EPIC and EAC.

          Overall, direct premiums written increased 41.1% for the six months ended 2009, compared to the same period of 2008, primarily due to the acquisition of AmCOMP. Excluding the impact from our newly acquired subsidiaries, direct premiums written would have decreased for the six months ended June 30, 2009, as compared to 2008. The decrease reflects the impact of price competition, economic contraction and our commitment to disciplined pricing objectives and underwriting guidelines. The economic contraction has disproportionately impacted Nevada and Florida, and we have seen lower estimated payrolls, upon which our premiums are based, and lower numbers of jobs in certain sectors, such as construction and tourism, in those states. These factors have contributed to Nevada falling from our second largest state to fourth largest.

          For the six months ended June 30, 2009, growth occurred in many of our states, including Wisconsin, Illinois and Georgia, based on estimated annual premium. We believe that the extension of our A- (Excellent) A.M. Best rating to EPIC and EAC contributed to the premium growth.

          California, our largest market, currently represents 45.1% of our business. In California, we reduced our rates 38.5% from January 1, 2006, through December 31, 2008. This compared to the recommendation of the California Commissioner of Insurance (California Commissioner) of a 45.0% rate reduction for the same period. In October 2008, in response to a recommendation by the California Workers’ Compensation Insurance Rating Bureau (WCIRB) to increase advisory rates by 16.0%, the California Commissioner approved a 5.0% average increase in advisory pure premium rates on new and renewal policies beginning January 1, 2009. Effective February 1, 2009, we increased our overall average rate in California by 10.0% on new and renewal policies.

          On April 23, 2009, the WCIRB submitted a revised recommendation to increase pure premium rates 23.7% effective July 1, 2009. The recommendation was based upon two principal components. First, the WCIRB’s evaluation of December 31, 2008, loss experience produced an indicated increase in the claims cost benchmark of 16.9%, indicating increased medical costs. Second, a rate increase of 5.8% was directly attributable to additional costs arising from recent Worker’s Comp Appeals Board decisions. On July 8, 2009, the California Commissioner rejected the recommendation of the WCIRB and left advisory pure premium rates unchanged. On August 15, 2009, we will increase our overall average rates 10.5% for all new and renewal policies.

          We set our premium rates in California based upon our internal actuarial analysis of current and anticipated loss cost trends, including any modification to the workers’ compensation system, while maintaining our goal of outperforming the industry. The overall average rate does not necessarily indicate the rate charged to individual policyholders because an insured’s experience modification factors are subject to revision annually and our underwriters may increase or decrease rates based upon individual risk characteristics.

          We expect that approximately 15% of our business will be generated in “administered pricing” states, primarily Florida and Wisconsin. In administered pricing states rate changes are adopted by the respective state’s Commissioner of Insurance (Commissioner) and affect the rates that we are allowed to charge in those states.

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

          In February 2009, the Florida Commissioner approved a 6.4% increase in workers’ compensation rates to be effective April 1, 2009, for new and renewal business. This rate increase was the result of the impact of an October 2008 Florida Supreme Court decision that materially impacted the statutory caps on attorney fees that were part of the 2003 reforms. In June 2009, the Florida Commissioner approved a 6.0% decrease in workers’ compensation rates effective July 1, 2009, for new and renewal policies and the unexpired portions of outstanding policies with an anniversary date from April 1, 2009 through June 30, 2009. This rate decrease was due to the impact of Florida House Bill 903, which restored the statutory caps on attorney fees, and effectively reversed the April 1, 2009 rate increase.

          In July 2007, the Wisconsin Commissioner approved a 2.5% overall rate decrease for new and renewal policies effective October 1, 2007. The Secretary of the Wisconsin Department of Workforce Development cited greater emphasis by employers on safety and risk management as the driver of this rate reduction. In July 2008, the Wisconsin Commissioner approved a 2.9% overall rate increase on new and renewal policies effective October 1, 2008. On May 14, 2009, the Wisconsin Compensation Rating Bureau recommended an overall rate increase of 0.4% for new and renewal policies effective October 1, 2009. On July 29, 2009, the Wisconsin Commissioner approved the recommended increase.

          The following table sets forth our direct premiums written by state and as a percentage of total direct premiums written for:

	Three Months Ended June 30,				Six Months Ended June 30,

State	2009	Percentage of 2009 Total	2008	Percentage of 2008 Total	2009	Percentage of 2009 Total	2008	Percentage of 2008 Total

	(in thousands, except percentages)

California	$47,154	51.9%	$56,258	77.1%	$98,154	45.1%	$113,485	73.6%
Florida	6,159	6.8	150	0.2	18,702	8.6	275	0.2
Wisconsin	3,927	4.3	—	—	14,650	6.7	—	—
Nevada	3,892	4.3	7,671	10.5	10,972	5.1	21,365	13.9
Texas	4,295	4.7	447	0.6	10,799	5.0	952	0.6
Illinois	4,990	5.5	838	1.1	10,351	4.8	1,593	1.0
Indiana	1,985	2.2	—	—	7,024	3.2	—	—
Georgia	2,471	2.7	—	—	6,809	3.1	—	—
Tennessee	2,365	2.6	—	—	6,605	3.0	—	—
Other	13,625	15.0	7,641	10.5	33,406	15.4	16,455	10.7

Total	$90,863	100.0%	$73,005	100.0%	$217,472	100.0%	$154,125	100.0%

          In January 2009, we began writing business in Iowa and currently write business in 30 states and are licensed to write business in six additional states and the District of Colombia.

          We market and sell our worker’s compensation insurance through independent agents and brokers, and through strategic partnerships and alliances. Our strategic partnerships and alliances generated $37.2 million, or 17.1% of our direct premiums written, for the six months ended June 30, 2009, as compared to $42.5 million, or 27.6%, for the same period in 2008. The percentage decrease was primarily due to, increased overall premium related to the acquisition, as well as $5.3 million lower direct premiums written, period over period.

          The number of policies in-force, at the specified dates, was as follows:

States	June 30, 2009	December 31, 2008	June 30, 2008

California	28,028	27,942	26,618
Nevada	4,565	5,221	5,761
Florida	2,903	3,112	133
Texas	1,725	1,747	200
Wisconsin	956	892	—
Other	7,049	6,685	2,587

Total	45,226	45,599	35,299

          Policy count decreased 0.8% during the first six months of 2009, with the decreases primarily occurring in Nevada and Florida. Nevada policy count decreased 656, or 12.6%, while Florida policy count decreased 209, or 6.8%. However, we experienced policy count growth in the majority of states, particularly in the Midwest and Southeast, which partially offset the declines in Nevada and Florida. For example, Wisconsin, Illinois and Georgia each had a greater than 7.0% increase in policy count for the six months ended June 30, 2009. The decline in policies in Florida and Nevada was the result of increased pricing competition and the continuing economic contraction.

          During the 12 months ended June 30, 2009, our overall policy count increased by 9,927 policies, or 28.1%, primarily due to the acquisition. California continued its policy count growth with an increase of 1,410, or 5.3%. For the same 12 month period, Nevada’s policy count continued its decline, with a decrease of 1,196, or 20.8%.

          Premium revenues in 2009 will reflect additional premiums from the acquisition, cumulative rate increases of 21.6% in California, the overall net 2009 rate decrease in Florida of 18.6%, rate reductions in several other states, as well as the impacts of competitive pressures and lower payrolls due to the economic contraction. We believe our policy count in the majority of our states will continue to grow, particularly in the Midwest and Southeast where we believe our A- (Excellent) A.M. Best rating will lead to an increase in new business submissions. We emphasize disciplined pricing objectives and underwriting guidelines and we believe we are well positioned to continue to grow profitably. However, we cannot be certain how these trends will ultimately impact our consolidated financial position and results of operations.

          Net Investment Income and Realized Losses on Investments. We invest our holding company assets, statutory surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid losses and loss adjustment expenses (LAE)) in cash and cash equivalents, short-term investments, fixed maturity securities and equity securities. Net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities less bank service charges and custodial and portfolio management fees. Realized gains and losses on our investments are reported separately from our net investment income. Realized losses on investments include the gain or loss on a security at the time of sale compared to its original cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are also recognized when securities are written down as a result of an other-than-temporary impairment (OTTI).

          We have established a high quality/short duration bias in our investment portfolio, and the high underlying credit quality of our municipal bond holdings helped to mitigate the effects of the deterioration in the financial markets. The performance of our investment portfolio, with its diversified structure and quality bias, has been exceptionally strong and our realized and unrealized losses have been minimal, considering the unprecedented volatility and uncertainty in the financial markets.

          Expenses

          Our expenses consist of the following:

          Losses and Loss Adjustment Expenses (LAE). Losses and LAE represent our largest expense item and include claim payments made, estimates for future claim payments and changes in those estimates for current and prior periods and costs associated with investigating, defending, and adjusting claims. The quality of our financial reporting depends in large part on accurately predicting our losses and LAE, which are inherently uncertain as they are estimates of the ultimate cost of individual claims based on actuarial estimation techniques. In states other than Nevada, we have a short operating history and must rely on a combination of industry experience and our specific experience to establish our best estimate of losses and LAE reserves. The interpretation of historical data can be impacted by external forces, principally legislative changes, economic fluctuations and legal trends. In recent years, we experienced lower losses and LAE in California than we anticipated due to factors such as regulatory reform designed to reduce loss costs in that market. However, there is uncertainty about whether recent paid loss trends in California will continue. We have established reserves for losses based on our current best estimate of loss costs, taking into consideration of medical cost and incurred loss trends. As we continue to gain experience in the California market, we rely more on our own loss experience and place less reliance on industry experience.

          Commission Expense. Commission expense includes direct commissions to our agents and brokers for the premiums that they produce for us. Also included in commission expense are incentive payments, other direct marketing costs and fees. Commission expense is net of contingent commission income related to the LPT Agreement. Commissions paid to our agents and brokers are deferred and amortized to commission expense in our consolidated statements of income as the premiums generating these commissions are earned.

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

          Underwriting and Other Operating Expenses. Underwriting and other operating expense includes the costs to acquire and maintain an insurance policy (excluding commissions) consisting of premium taxes and certain other general expenses that vary with, and are primarily related to, producing new or renewal business. These acquisition costs are deferred and amortized to underwriting and other operating expense in the consolidated statements of income as the related premiums are earned. Other underwriting expenses consist of general administrative expenses such as salaries and benefits, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, and fees and assessments of boards, bureaus and statistical agencies for policy service and administration items such as manuals, rating plans and experience data.

          Our underwriting and other operating expense is a reflection of our operating efficiency in producing, underwriting and administering our business. Policy acquisition costs are variable based on premiums earned. However, underwriting and other costs are more fixed in nature and become a larger percentage of net premiums earned as premiums trend lower.

          As a result of the restructuring plan, we anticipate one-time pre-tax charges of approximately $9.6 million for 2009 related to the integration of operations acquired from AmCOMP. As a result of the restructuring plan, we expect to achieve pre-tax cost savings of approximately $12.0 million in 2009 and annualized pre-tax cost savings of $20.0 to $22.0 million beginning in 2010. For the six months ended June 30, 2009, we have incurred one-time pre-tax integration and restructuring charges of approximately $4.3 million, including $2.7 million of severance benefits.

Results of Operations

          Three Months Ended June 30, 2009 and 2008

          The following table summarizes our consolidated financial results for the three months ended June 30, 2009 and 2008:

	2009(3)	2008	Increase (Decrease) 2009 over 2008	Percentage Increase (Decrease) 2009 over 2008

	(in thousands, except for percentages)
Selected Financial Data
Gross premiums written	$90,968	$73,152	$17,817	24.4%
Net premiums written	88,327	70,389	17,938	25.5

Net premiums earned	$104,381	$73,815	$30,566	41.4%
Net investment income	23,064	18,538	4,526	24.4
Realized losses on investments, net	(392)	(219)	(173)	(79.0)
Other income	59	422	(363)	(86.0)

Total revenues	127,112	92,556	34,556	37.3

Losses and LAE	54,100	24,142	29,958	124.1
Commission expense	13,229	9,721	3,508	36.1
Dividends to policyholders	1,861	71	1,790	n/a
Underwriting and other operating expenses	32,452	22,910	9,542	41.6
Interest expense	1,825	—	1,825	n/a
Income tax expense	3,300	8,346	(5,046)	(60.5)

Total expenses	106,767	65,190	41,577	63.8

Net income	$20,345	$27,366	$(7,021)	(25.7)

Selected Operating Data
Losses and LAE ratio	51.8%	32.7%	19.1%
Commission expense ratio	12.7	13.2	(0.5)
Dividends to policyholders ratio	1.8	0.1	1.7
Underwriting and other operating expenses ratio	31.1	31.0	0.1
Combined ratio(1)	97.4	77.0	20.4	n/a
Net income before impact of LPT Agreement (2)	$15,984	$22,799	$(6,815)	(29.9)

(1)	The combined ratio is calculated by dividing the sum of losses and LAE, commission expense, dividends to policyholders and underwriting and other operating expenses by net premiums earned.

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

The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the three months ended:

	June 30,

	2009	2008

	(in thousands)

Net income	$20,345	$27,366
Less impact of LPT Agreement:
Amortization of deferred reinsurance gain—LPT Agreement	4,361	4,567
Adjustment to LPT Agreement ceded reserves(a)	—	—

Net income before impact of LPT Agreement	$15,984	$22,799

(a)

Any adjustment to the estimated direct reserves ceded under the LPT Agreement is reflected in losses and LAE for the period during which the adjustment is determined, with a corresponding increase or decrease in net income in the period. There is a corresponding change to the reinsurance recoverables on unpaid losses as well as the deferred reinsurance gain. A cumulative adjustment to the amortization of the Deferred Gain is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. See Note 8 in the notes to our consolidated financial statements which are included elsewhere in this report.

(3)	The table below reflects the impact to our results of operations from the acquisition of AmCOMP for the three months ended June 30:

2009

(in thousands)

Selected Financial Data
Gross premiums written	$32,744
Net premiums written	31,746

Net premiums earned	$44,000
Net investment income	5,173
Realized losses on investments	—
Other loss	(3)

Total revenues	49,170

Losses and LAE	32,358
Commission expense	4,353
Dividends to policyholders	1,855
Underwriting and other operating expenses	11,860
Underwriting and other operating expenses—integration and restructuring	(273)
Interest expense	408
Income tax benefit	(648)

Total expenses	49,913

Net loss	$(743)

          Net Income

          Net income decreased $7.0 million, or 25.7%, for the three months ended June 30, 2009, compared to the same period of 2008. The change in net income was primarily driven by a $30.0 million increase in losses and LAE and a $9.5 million increase in underwriting and other operating expenses, partially offset by a $30.6 million increase in net premiums earned. Net income decreased $0.7 million as a result of the acquired operations of AmCOMP. Net income includes amortization of deferred reinsurance gain—LPT Agreement of $4.4 million and $4.6 million for the three months ended June 30, 2009 and 2008, respectively. Excluding the impact of the LPT Agreement, net income would have been $16.0 million and $22.8 million for the three months ended June 30, 2009 and 2008, respectively.

          Revenues

          Net premiums earned increased 41.4% for the three months ended June 30, 2009, compared to the same period of 2008. The increase was primarily attributable to net premiums earned from our newly acquired Florida insurance subsidiaries, EPIC and EAC, which contributed $44.0 million to net premiums earned for the quarter. This increase was partially offset by lower premiums written in certain markets, primarily California and Nevada, which had $9.1 million and $3.8 million lower direct premiums in the second quarter of 2009 compared to the second quarter of 2008, respectively, as a result of rate reductions, competition and impacts of the economic contraction. The acquired operations, particularly in Florida, have also been effected by economic contraction, as we have seen lower estimated payrolls, upon which our premiums are based, combined with rate reductions.

          Our average in-force policy size increased 12.9% to $9,558 from $8,464, at June 30, 2009 and 2008, respectively. Excluding the impact of the acquisition, our average in-force policy size would have decreased $1,378, or 16.3%, to $7,086 at June 30, 2009, as compared to June 30, 2008, primarily due to declining payrolls.

          Net investment income increased 24.4% for the three months ended June 30, 2009. The increase in net investment income was related to the increase in invested assets and increase in investment yield. Fixed maturity securities acquired from AmCOMP accounted for a 22.6% increase in invested assets for the three months ended June 30, 2009, compared to the same period of 2008. The average pre-tax book yield on invested assets increased to 4.6% at June 30, 2009, as compared to 4.5% at June 30, 2008. The tax equivalent yield on invested assets increased to 5.6% at June 30, 2009, as compared to 5.3% at June 30, 2008. This was primarily due to the increase in the duration of our fixed maturity securities.

          Expenses

          Losses and LAE increased 124.1%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008 primarily, as a result of the acquisition. Excluding the impact of the acquisition, losses and LAE would have decreased 9.9%, primarily attributable to the decrease in earned premium. Losses and LAE were 51.8% and 32.7% of net premiums earned for the three months ended June 30, 2009 and 2008, respectively. During the second quarter of 2009, favorable prior accident year loss development decreased $1.2 million, to $15.7 million, compared to the second quarter of 2008. Additionally, our current accident year loss estimates were 71.0% and 61.8% for the three months ended June 30, 2009 and 2008, respectively.

          The table below reflects the losses and LAE reserve adjustments for the three months ended:

	June 30,

	2009	2008

	(in millions)

Prior accident year favorable development, net	$15.7	$16.9

LPT amortization of the deferred reinsurance gain	$4.4	$4.6
LPT reserve favorable change	$—	$—

          There was no adjustment to the direct reserves subject to the LPT Agreement in either period. Excluding the impact from the LPT Agreement, losses and LAE would have been $58.5 million and $28.7 million, or 56.0% and 38.9%, of net premiums earned for the three months ended June 30, 2009 and 2008, respectively.

          Commission expense increased 36.1%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, primarily as a result of the acquisition. Our commission expense was 12.7% and 13.2% of net premiums earned for the three months ended June 30, 2009 and 2008, respectively. Excluding the impact of the acquisition, our commission expense would have decreased approximately $0.8 million, or 8.7%, primarily due to a decrease in net premiums earned.

          Dividends to policyholders increased $1.8 million for the three months ended June 30, 2009, directly attributable to the acquired operations of AmCOMP, particularly the policyholders’ dividend plans in Florida and Wisconsin, which are administered pricing states.

          Underwriting and other operating expenses increased 41.6% for the three months ended June 30, 2009, as compared to the same period of 2008. The increase was primarily related to the acquired operations of AmCOMP. The acquired operations contributed $11.9 million to our underwriting expenses for the second quarter of 2009. Excluding the impact of the acquisition and one-time integration and restructuring charges, our underwriting and other operating expenses would have decreased $2.9 million, primarily due to declining compensation expense not related to restructuring and a decline in premium taxes due to lower net premiums earned. Additionally, during the three months ended June 30, 2009, we incurred total one-time integration and restructuring charges of $0.5 million.

          Income taxes decreased 60.5% for the second quarter of 2009 compared to the second quarter 2008. The decrease was primarily due to a $12.1 million decrease in pre-tax income and the impact of tax exempt investment income. Tax-exempt income as a percentage of pre-tax income was 37.4% and 22.0% for the three months ended June 30, 2009 and

2008, respectively. The effective tax rate for the three months ended June 30, 2009 was 14.0%, as compared to 23.4% for the same period of 2008. While we expect the levels of tax-preferred investment income to remain relatively stable during 2009, we cannot be certain how changes to pre-tax income may ultimately impact our effective rate in future periods.

          Combined Ratio

          The combined ratio increased 20.4 percentage points for the three months ended June 30, 2009, to 97.4%, compared to 77.0% for the three months ended June 30, 2008. The acquired operations of AmCOMP resulted in an increase in the combined ratio of 12.1 percentage points. The remainder of the increase was primarily the result of lower premiums earned for the period due to rate cuts, competitive pressures, and overall economic conditions.

Results of Operations

          Six Months Ended June 30, 2009 and 2008

          The following table summarizes our consolidated financial results for the six months ended June 30, 2009 and 2008:

	2009(3)	2008	Increase (Decrease) 2009 over 2008	Percentage Increase (Decrease) 2009 over 2008

	(in thousands, except for percentages)

Selected Financial Data:
Gross premiums written	$219,057	$154,826	$64,231	41.5%
Net premiums written	212,999	149,493	63,506	42.5

Net premiums earned	$215,981	$149,711	$66,270	44.3%
Net investment income	46,370	37,441	8,929	23.8
Realized losses on investments, net	(2,504)	(1,707)	(797)	46.7
Other income	205	860	(655)	(76.2)

Total revenues	260,052	186,305	73,747	39.6

Losses and LAE	113,262	54,756	58,506	106.8
Commission expense	26,887	20,344	6,543	32.2
Dividends to policyholders	3,879	86	3,793	n/a
Underwriting and other operating expenses	68,936	44,621	24,315	54.5
Interest expense	3,784	—	3,784	n/a
Income tax expense	2,104	13,638	(11,534)	(84.6)

Total expenses	218,852	133,445	85,407	64.0

Net income	$41,200	$52,860	$(11,660)	(22.1)

Selected Operating Data
Losses and LAE ratio	52.4%	36.6%	15.8%
Commission expense ratio	12.5	13.6	(1.1)
Dividends to policyholders ratio	1.8	n/a	1.8
Underwriting and other operating expenses ratio	31.9	29.8	2.1
Combined ratio(1)	98.6	80.0	18.6	n/a
Net income before impact of LPT Agreement(2)	$32,491	$43,501	$(11,010)	(25.3)

(1)	The combined ratio is calculated by dividing the sum of losses and LAE, commission expense, dividends to policyholders and underwriting and other operating expenses by net premiums earned.

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

          The table below shows the reconciliation of net income to net income before impact of LPT Agreement for the six months ended:

	June 30,

	2009	2008

	(in thousands)

Net income	$41,200	$52,860
Less impact of LPT Agreement:
Amortization of deferred reinsurance gain—LPT Agreement	8,709	9,359
Adjustment to LPT Agreement ceded reserves(a)	—	—

Net income before impact of LPT Agreement	$32,491	$43,501

(a)

Any adjustment to the estimated direct reserves ceded under the LPT Agreement is reflected in losses and LAE for the period during which the adjustment is determined, with a corresponding increase or decrease in net income in the period. There is a corresponding change to the reinsurance recoverables on unpaid losses as well as the deferred reinsurance gain. A cumulative adjustment to the amortization of the Deferred Gain is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. See Note 8 in the notes to our consolidated financial statements which are included elsewhere in this report.

(3)	The table below reflects the impact to our results of operations from the acquisition of AmCOMP for the six months ended June 30:

2009

(in thousands)

Selected Financial Data
Gross premiums written	$93,338
Net premiums written	90,725

Net premiums earned	$88,573
Net investment income	10,726
Realized losses on investments	(155)
Other loss	(5)

Total revenues	99,139

Losses and LAE	63,901
Commission expense	8,897
Dividends to policyholders	3,868
Underwriting and other operating expenses	24,005
Underwriting and other operating expenses—integration and restructuring	1,747
Interest expense	921
Income tax benefit	(1,899)

Total expenses	101,440

Net loss	$(2,301)

          Net Income

          Net income decreased $11.7 million, or 22.1%, for the six months ended June 30, 2009, compared to the same period of 2008. The change in net income was primarily driven by a $58.5 million increase in losses and LAE and a $24.3 million increase in underwriting and other operating expenses, partially offset by a $66.3 million increase in net premiums earned. Net income decreased $2.3 million as a result of the acquired operations of AmCOMP. Net income includes amortization of deferred reinsurance gain—LPT Agreement of $8.7 million and $9.4 million for the six months ended June 30, 2009 and 2008, respectively. Excluding the impact of the LPT Agreement, net income would have been $32.5 million and $43.5 million for the six months ended June 30, 2009 and 2008, respectively.

          Revenues

          Net premiums earned increased 44.3% for the six months ended June 30, 2009, compared to the same period of 2008. The increase was primarily attributable to net premiums earned from our newly acquired Florida insurance subsidiaries, EPIC and EAC, which contributed $88.6 million to net premiums earned for the six months ended June 30, 2009. This increase was partially offset by lower direct premiums written in certain markets, primarily California and Nevada, which had $15.3 million and $10.4 million lower premiums in the first six months of 2009 compared to the same period of 2008, respectively, as a result of rate reductions, competition and impacts of the economic contraction.

The acquired operations, particularly in Florida, have also been effected by economic contraction, as we have seen lower estimated payrolls, upon which our premiums are based, combined with rate reductions.

          Our average in-force policy size increased 12.9% to $9,558 from $8,464 at June 30, 2009 and 2008, respectively. Excluding the impact of the acquisition, our average in-force policy size would have decreased $1,378, or 16.3%, to $7,086 at June 30, 2009, as compared to June 30, 2008, primarily due to declining payrolls.

          Net investment income increased 23.8% for the six months ended June 30, 2009. The increase in net investment income was related to the increase in invested assets and an increase in investment yield. Fixed maturity securities acquired from AmCOMP accounted for a 22.6% increase in invested assets for the six months ended June 30, 2009, compared to the same period of 2008. The average pre-tax book yield on invested assets increased to 4.6% at June 30, 2009, as compared to 4.5% at June 30, 2008. The tax equivalent yield on invested assets increased to 5.6% at June 30, 2009, as compared to 5.3% at June 30, 2008. This was primarily due to the increase in the duration of our fixed maturity securities.

          For the six months ended June 30, 2009, realized losses on investments increased $0.8 million, compared to the same period of 2008. The realized losses were the result of other-than-temporary impairments on equity securities and sales of impaired fixed maturity securities.

          Expenses

          Losses and LAE increased 106.8% for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily as a result of the acquisition. Excluding the impact of the acquisition, losses and LAE would have decreased 9.9%, primarily attributable to the decrease in earned premium. Losses and LAE were 52.4% and 36.6% of net premiums earned for the six months ended June 30, 2009 and 2008, respectively. During the first half of 2009, favorable prior accident year loss development increased $0.9 million, to $29.2 million, compared to the same period of 2008. Additionally, our current accident year loss estimates were 70.0% and 61.7% for the six months ended June 30, 2009 and 2008, respectively.

          The table below reflects the losses and LAE reserve adjustments for the six months ended:

	June 30,

	2009	2008

	(in millions)

Prior accident year favorable development, net	$29.2	$28.3

LPT amortization of the deferred reinsurance gain	$8.7	$9.4
LPT reserve favorable change	$—	$—

          There was no adjustment to the direct reserves subject to the LPT Agreement in either period. Excluding the impact from the LPT Agreement, losses and LAE would have been $122.0 million and $64.1 million, or 56.5% and 42.8%, of net premiums earned for the six months ended June 30, 2009 and 2008, respectively.

          Commission expense increased 32.2%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily as a result of the acquisition. Our commission expense was 12.5% and 13.6% of net premiums earned for the six months ended June 30, 2009 and 2008, respectively. Excluding the impact of the acquisition, our commission expense would have decreased $2.4 million, or 11.6%, primarily due to the decrease in net premiums earned.

          Dividends to policyholders increased $3.8 million for the six months ended June 30, 2009, directly related to the acquired operations of AmCOMP, particularly the policyholders’ dividend plans in Florida and Wisconsin, which are administered pricing states.

          Underwriting and other operating expenses increased 54.5% for the six months ended June 30, 2009, as compared to the same period in 2008, primarily related to the acquired operations of AmCOMP. The acquired operations contributed $24.0 million to our underwriting expenses for the six months ended June 30, 2009. Excluding the impact of the acquisition and one-time integration and restructuring changes, our underwriting and other operating expenses would have decreased $4.0 million, primarily due to declining compensation expense not related to restructuring and a decline in premium taxes due to lower net premiums earned. Additionally, during the six months ended June 30, 2009, we incurred total one-time integration and restructuring charges of $4.3 million, including $2.7 million in severance expenses related to our corporate restructuring.

          Income taxes decreased 84.6% for the six months ended June 30, 2009, compared to the same period of 2008. The decrease was primarily due to a $23.2 million decrease in pre-tax income and the impact of tax-exempt investment income. Tax-exempt income as a percentage of pre-tax income was 40.6% and 23.4% for the six months ended June 30, 2009 and 2008, respectively. The effective tax rate for the six months ended June 30, 2009 was 4.9%, as compared to 20.5% for the same period of 2008. While we expect the levels of tax-preferred investment income to remain relatively stable during 2009, we cannot be certain how changes to pre-tax income may ultimately impact our effective rate in future periods.

          Combined Ratio

          The combined ratio increased 18.6 percentage points for the six months ended June 30, 2009, to 98.6%, compared to 80.0% for the six months ended June 30, 2008. The acquired operations of AmCOMP resulted in an increase in the combined ratio of 11.8 percentage points. The remainder of the increase was primarily the result of lower premiums earned for the period due to rate cuts, competitive pressures, and overall economic conditions.

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

          Our insurance subsidiaries are subject to insurance regulations, which restrict their ability to distribute dividends. The maximum amount that may be paid in 2009 by our insurance subsidiaries to EHI without prior approval by state regulators is $17.7 million.

          On July 31, 2009, a dividend of $17.7 million was paid by EPIC to Employers Group, Inc. (EGI), its immediate holding company, and subsequently from EGI to EHI.

          In February 2008, EHI’s Board of Directors authorized a stock repurchase program (the 2008 Program). The program authorized us to repurchase up to $100 million of our common stock through June 30, 2009. In February 2009, the Board of Directors extended this program through December 31, 2009. Shares may be repurchased from time to time at prevailing market prices in open market or private transactions, in accordance with applicable laws and regulations, and subject to market conditions and other factors. The repurchases may be commenced or suspended from time to time without prior notice. There can be no assurance that we will continue to undertake any repurchase of our common stock pursuant to the 2008 Program. From inception of the 2008 Program through June 30, 2009, we have repurchased 3,856,090 shares of common stock, at the average price paid including commissions of $12.00 per share, for a total of approximately $46.3 million.

          Operating Subsidiaries. The primary sources of cash for our insurance operating subsidiaries are funds generated from underwriting operations, asset maturities and income received from investments. The primary uses of cash are to pay claims and operating expenses, to purchase investments, and to pay dividends to the parent holding company subject to state insurance laws and regulations.

          Our net cash flows are generally invested in marketable securities. We closely monitor the duration of our investments and investment purchases, and sales are executed with the objective of having adequate funds available for the payment of claims at the subsidiary level and for the subsidiaries to pay dividends to EHI. Because our investment strategy focuses on asset and liability durations, and not on cash flows, asset sales may be required to satisfy obligations or rebalance asset portfolios. At June 30, 2009, our investment portfolio had an effective duration of 5.11, as compared to 4.74 at December 31, 2008, with individual maturities extending out 40 years.

          The purchase of reinsurance protects us against the costs of severe claims and catastrophic events. On July 1, 2009, we entered into a new reinsurance program that is effective through July 1, 2010. The reinsurance program consists of two agreements, one excess of loss agreement and one catastrophic loss agreement. The reinsurance program provides coverage up to $200.0 million per loss occurrence, subject to certain exclusions. Our loss retention for the program year beginning July 1, 2009, is $5.0 million. The coverage is subject to an aggregate loss cession limitation in the first layer ($5.0 million in excess of our $5.0 million retention) of $20.0 million. Additionally, in the second through fifth layers of our reinsurance program, our ultimate net loss shall not exceed $10.0 million for any one life, and we are permitted one reinstatement for each layer upon the payment of additional premium. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized for the above described retention.

          Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners (NAIC) has a risk-based capital (RBC) standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2008, the last date that we were required to update the annual RBC calculation, all of our insurance subsidiaries had total adjusted statutory surplus in excess of the prescribed RBC requirements that correspond to any level of regulatory action.

          As of June 30, 2009, we had cash, short-term investments and fixed maturity securities that will mature over the next 24 months of approximately $493.2 million. We plan to repay $50 million of the line of credit provided by the Amended Credit Facility on or before each December 31, 2009 and 2010. Additionally, we expect one-time integration and restructuring charges of approximately $9.6 million in 2009. Other capital expenditures may include such things as stock repurchases, future stockholder dividends, and support of our growth strategy. We believe that our liquidity needs over the next 24 months will be met with cash from operations, maturing investments and prudent use of credit.

          Cash Flows

          We monitor cash flows at both the consolidated and subsidiary levels and project future cash needs using trend and variance analyses.

          The table below shows our net cash flows for the six months ended:

	June 30,

	2009	2008

	(in thousands)

Cash and cash equivalents provided by (used in):
Operating activities	$40,723	$42,882
Investing activities	10,528	(26,923)
Financing activities	(37,113)	(13,005)

Net increase in cash and cash equivalents	$14,138	$2,954

          Net cash provided by operating activities decreased $2.2 million for the six months ended June 30, 2009, compared to the same period of 2008.

          Items increasing net cash provided by operations included:

•	increased net premiums received of $54.3 million;

•	increased investment income of $8.6 million;

•	decreased other assets that provided an additional $8.8 million in cash; and

•	decreased income taxes paid of $18.6 million.

Items decreasing net cash provided by operations included increased payments for:

•	losses and LAE payments of $56.9 million;

•	underwriting and other operating expenses of $21.4 million;

•	commission expense of $6.5 million;

•	policyholder dividends of $3.8 million; and

•	interest expense of $3.8 million on the Amended Credit Facility and surplus notes.

          A portion of the increase in underwriting expenses paid was related to one-time integration and restructuring expenses incurred in the first six months of 2009.

          Net cash provided by investing activities was $10.5 million for the six months ended June 30, 2009, as compared to $26.9 million of net cash used for the same period of the prior year. The difference was primarily attributable to a reduction of funds available for investing activities. We used proceeds from maturities and redemptions of investments primarily for the repurchase of our common stock.

          Net cash used in financing activities was $37.1 million for the six months ended June 30, 2009, as compared to $13.0 million for the same period in 2008. The majority of cash used by financing activities was to repurchase approximately $31.3 million of our common stock and pay dividends to stockholders.

Investments

          We employ an investment strategy that emphasizes asset quality and the matching of maturities of fixed maturity securities against anticipated claim payments and expenditures, other liabilities and capital needs. Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Currently, we make claim payments from positive cash flow from operations and use excess cash to invest in operations, invest in marketable securities, return capital to our stockholders and fund our growth strategy. As of June 30, 2009, the amortized cost of our investment portfolio was $1.97 billion and the fair value was $2.06 billion.

          At June 30, 2009, our investment portfolio, which is classified as available-for-sale, was made up almost entirely of investment grade fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. As of June 30, 2009, our fixed maturity securities (excluding cash and cash equivalents) had a duration of 5.11. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. Our current investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be “AA.” As of June 30, 2009, our fixed maturity securities portfolio had an average quality of “AA+,” with approximately 78.6% of the carrying value of our investment portfolio rated “AA” or better. Agency-backed mortgage pass-throughs totaled $304.0 million, or 14.8%, of the total portfolio. We had no subprime mortgage debt securities or derivative securities relating thereto as of June 30, 2009.

          We carry our portfolio of equity securities on our balance sheet at fair value. In order to minimize our exposure to equity price risk and the resulting increases and decreases to our assets, we invest primarily in equity securities of mid-to-large capitalization issuers and seek to diversify our equity holdings across several industry sectors. At June 30, 2009, our equity allocation was 2.9% of our investment portfolio. Our equity position has fallen below our selected target of 6% due to declining market valuations and the consolidation of the AmCOMP investment portfolio, which contained no equity securities.

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

          The following table shows the fair values of various categories of invested assets, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent yield based on the fair value of each category of invested assets as of June 30, 2009:

Category	Estimated Fair Value	Percentage of Total	Yield

	(in thousands, except percentages)

U.S. Treasuries	$154,320	7.5%	3.9%
U.S. Agencies	144,006	7.0	4.2
States and municipalities	1,019,814	49.5	5.8
Corporate securities	310,280	15.1	6.3
Residential mortgaged-backed securities	308,357	15.0	5.7
Commercial mortgaged-back securities	34,981	1.7	5.1
Asset-backed securities	17,869	0.9	5.0
Short-term investments	8,562	0.4	10.5
Equity securities	60,805	2.9	4.4

Total investments	$2,058,994	100.0%

Weighted average yield			5.6

          We regularly assess individual securities as part of our ongoing portfolio management, including the identification of declines in fair values. All securities in an unrealized loss position are reviewed to determine whether the impairment is other-than-temporary. Factors considered in determining whether a decline is other-than-temporary include the length of time and the extent to which fair value has been below cost, historical and projected company financial performance and near-term prospects of the issuer, the outlook for industry sectors, credit ratings and macro-economic changes and our intent on not selling the securities and given that it is not more likely than not that we will be required to sell the securities until fair value recovers above cost, or to maturity.

          For the six months ended June 30, 2009, we recognized an impairment of $1.9 million in the fair value of equity securities in our investment portfolio. The impairment was recognized as a result of the severity and duration of the decline in the market values of these securities primarily due to market conditions. We determined that the remaining unrealized losses on securities in our investment portfolio were not considered to be other-than-temporary due to the financial condition and the near term prospects of the issuers and/or the interest rate environment and not the credit quality of the issuers. Based on our review as described above, we believe that we have appropriately identified other-than-temporary declines in fair value of our remaining unrealized losses at June 30, 2009.

          The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of our investments at June 30, 2009, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)

Fixed maturity securities
U.S. Treasuries	$146,370	$8,120	$(170)	$154,320
U.S. Agencies	136,132	7,874	—	144,006
States and municipalities	993,876	33,332	(7,394)	1,019,814
Corporate	297,248	16,410	(3,378)	310,280
Residential mortgaged-backed securities	295,381	14,323	(1,347)	308,357
Commercial mortgaged-backed securities	37,171	39	(2,229)	34,981
Asset-backed securities	17,369	561	(61)	17,869

Total fixed maturity securities	1,923,547	80,659	(14,579)	1,989,627
Short-term investments	8,449	113	—	8,562

Total fixed maturity and short-term investments	1,931,996	80,772	(14,579)	1,998,189

Equity securities
Consumer goods	12,117	5,511	(121)	17,507
Energy and utilities	4,931	4,317	—	9,248
Financial	6,342	1,655	(145)	7,852
Technology and communications	10,028	5,453	(140)	15,341
Industrial and other	7,689	3,540	(372)	10,857

Total equity securities	41,107	20,476	(778)	60,805

Total investments	$1,973,103	$101,248	$(15,357)	$2,058,994

          Changes in interest rates directly impacted the fair value of our fixed maturity securities portfolio. Declines in U.S. Treasury rates during the six months ended June 30, 2009, resulted in a $26.9 million increase in net unrealized gains in our fixed maturity securities portfolio from $39.2 million at December 31, 2008, to $66.1 million at June 30, 2009.

          The amortized cost and estimated fair value of fixed maturity and short-term investments at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

	(in thousands)

Due in one year or less	$98,883	$100,384
Due after one year through five years	500,452	526,063
Due after five years through ten years	523,926	546,664
Due after ten years	458,814	463,871
Mortgage-backed securities	349,921	361,207

Total	$1,931,996	$1,998,189

          We are required by various state laws and regulations to keep securities in a depository account. At June 30, 2009 and 2008, securities having a fair value of $589.8 million and $527.3 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit and in all cases are restricted or limited to fixed maturity securities. Additionally, certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by us. The fair value of securities held in trust for reinsurance at June 30, 2009 and 2008, was $6.2 million and $5.0 million, respectively. The Amended Credit Facility is secured by fixed maturity securities which had a fair value of $201.0 million and $187.8 million at June 30, 2009 and 2008, respectively.

Contractual Obligations and Commitments

          The following table identifies our long-term debt and contractual obligations as of June 30, 2009:

	Payment Due By Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

	(in thousands)

Operating Leases	$31,432	$5,060	$11,519	$6,669	$8,184
Purchased Liabilities	9,145	2,344	5,134	1,471	196
Notes Payable(1)	225,388	53,683	105,220	3,127	63,358
Capital Leases	429	345	56	28	—
Losses and LAE reserves (2)(3)	2,470,447	248,091	304,898	211,518	1,705,940

Total Contractual Obligations	$2,736,841	$309,523	$426,827	$222,813	$1,777,678

(1)

Notes payable obligations reflect payments for the principal and estimated interest expense that is based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of June 30, 2009. The interest rates range from 1.85% to 5.5%.

(2)	The losses and LAE reserves are presented gross of our reinsurance recoverables on unpaid losses, which are as follows for each of the periods presented above:

	Recoveries Due By Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

	(in thousands)

Reinsurance Recoverables	$(1,057,870)	$(42,866)	$(81,818)	$(77,311)	$(855,875)

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

          Reserves for Losses and Loss Adjustment Expenses

          We are directly liable for losses and LAE under the terms of insurance policies our insurance subsidiaries underwrite. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. Our loss reserves are reflected in our balance sheets under the line item caption “unpaid losses and loss adjustment expenses.” As of June 30, 2009, our reserves for unpaid losses and LAE, net of reinsurance, were $1.41 billion.

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

          Our reserve for unpaid losses and LAE (gross and net), as well as the above-described main components of such reserves were as follows:

	June 30, 2009	December 31, 2008

	(in thousands)

Case reserves	$886,226	$886,789
IBNR	1,269,376	1,293,313
LAE	314,845	326,376

Gross unpaid losses and LAE	2,470,447	2,506,478
Less: Reinsurance recoverables on unpaid losses and LAE, gross	1,057,870	1,076,350

Net unpaid losses and LAE	$1,412,577	$1,430,128

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

          Management along with internal actuarial staff and the Consulting Actuary separately analyze LAE and estimate unpaid LAE. This analysis relies primarily on examining the relationship between the aggregate amounts that has been spent on LAE historically, as compared with the dollar volume of claims activity for the corresponding historical calendar periods. Based on these historical relationships, and judgmental estimates of the extent to which claim management resources are focused more intensely on the initial handling of claims than on the ongoing management of claims, the Consulting Actuary selects a range of future LAE estimates that is a function of the projected future claim payment activity. The portion of unpaid LAE that will be recoverable from reinsurers is estimated based on the contractual reinsurance terms.

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

          The following table provides a reconciliation of the beginning and ending loss reserves on a GAAP basis:

	For the Six Months Ended June 30, 2009	For the Year Ended December 31, 2008

	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,506,478	$2,269,710
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	1,076,350	1,052,641

Net unpaid losses and LAE at beginning of period	1,430,128	1,217,069
Losses and LAE, net of reinsurance, acquired in business combinations	—	247,006
Losses and LAE, net of reinsurance, incurred in:
Current period	151,142	226,643
Prior periods	(29,171)	(71,707)

Total net losses and LAE incurred during the period	121,971	154,936
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	24,867	53,397
Prior periods	114,655	135,486

Total net payments for losses and LAE during the period	139,522	188,883

Ending unpaid losses and LAE, net of reinsurance	1,412,577	1,430,128
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,057,870	1,076,350

Unpaid losses and LAE, gross of reinsurance, at end of period	$2,470,447	$2,506,478

          Estimates of incurred losses and LAE attributable to insured events of prior years decreased due to continued favorable development in such prior accident years (actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated). The reduction in the estimated liability for unpaid losses and LAE related to prior years was $29.2 million for the six months ended June 30, 2009 and $71.7 million for the year ended December 31, 2008.

          The major sources of favorable development include: (a) actual paid losses have been less than expected and (b) the impact of new information on selected patterns of claims emergence and claim payment used in the projection of future loss payments.

          We review our loss reserves each quarter and, as previously discussed, our Consulting Actuary assists our review by performing a comprehensive actuarial analysis and projection of unpaid losses and LAE twice each year. We may adjust our reserves based on the results of our reviews and these adjustments could be significant. If we change our estimates, these changes are reflected in our results of operations during the period in which they are made. Our overall actual claims and LAE experience and emergence in recent years have been more favorable than anticipated in prior evaluations. Our insurance subsidiaries have been operating in a period of drastically changing environmental conditions in our major markets, entry into new markets, and operational changes. During periods characterized by such changes, at each evaluation, the actuaries and management must make judgments as to the relative weight to accord to long-term historical and recent company data, external data, evaluations of environmental changes and other factors in selecting the methods to use in projecting ultimate losses and LAE, the parameters to incorporate in those methods, and the relative weights to accord to the different projection indications. Since the loss reserves are providing for claim payments that will emerge over many years, if management’s projections and loss reserves were established in a manner that reacted quickly to each new emerging trend in the data or in the environment, there would be a high likelihood that future adjustments, perhaps significant in magnitude, would be required to correct for trends that turned out not to be persistent. At each balance sheet evaluation, some losses and LAE projection methods have produced indications above the loss reserve selected by management and some losses and LAE projection methods have produced indications lower than the loss reserve selected by management. At each evaluation, management has given weight to new data, recent indications, and evaluations of environmental conditions and changes that implicitly reflect management’s expectation as to the degree to which the future will resemble the most recent information and most recent changes, as compared with long-term claim payment, claim emergence, and claim cost inflation patterns.

          As patterns and trends recur consistently over a period of quarters or years, management gives greater implicit weight to these recent patterns and trends in developing our future expectations. In our view, in establishing loss reserves at each historical balance sheet date, we have used prudent judgment in balancing long-term data and recent information.

          It is likely that ultimate losses and LAE will differ from the loss reserves recorded in our June 30, 2009 balance sheet. Actual losses and LAE payments could be greater or less than our projections, perhaps significantly.

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

          Loss Portfolio Transfer (LPT)

          Under the LPT Agreement, $1.525 billion in liabilities for incurred but unpaid losses and LAE related to claims incurred by EICN prior to July 1, 1995 was ceded for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were approximately $909.7 million and $929.6 million as of June 30, 2009 and December 31, 2008, respectively. Losses and LAE paid with respect to the LPT Agreement totaled approximately $467.8 million and $447.9 million as of June 30, 2009 and December 31, 2008, respectively.

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

          New Accounting Standards

          In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). FSP FAS 115-2 changes the accounting for other-than-temporary impairments (OTTI) on debt securities by: (a) replacing the current requirement that a holder has the positive intent to hold an impaired debt security to recovery with a requirement that a holder does not have the intent to sell an impaired debt security and it is not more likely than not that it will be required to sell the security before recovery; (b) requiring the OTTI to be separated into: (i) the amount representing the decrease in cash flows expected to be collected (Credit Loss), which is recognized in earnings and (ii) the amount representing all other factors, which is recognized in other comprehensive income; and (c) amending existing disclosure requirements, extending those requirements to interim periods and requiring new disclosures intended to provide further disaggregated information as well as information about how the amount of OTTI that was recognized in earnings was determined. Upon adoption, FSP FAS 115-2 requires entities to report a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the non-Credit Loss component, previously recognized in earnings, from retained earnings to other comprehensive income. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009 and early adoption was permitted. The Company adopted FSP FAS 115-2 and it had no impact on the consolidated statements. The Company has included the required disclosures in the Notes to Consolidated Financial Statements.

          In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance on: (a) estimating fair value when the volume of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability; and (b) identifying circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 requires additional interim disclosures of the inputs and valuation techniques used to measure fair value. Additionally FSP FAS 157-4 modifies the current fair value disclosure categories for debt and equity securities. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and early adoption is permitted. The Company adopted FSP FAS 157-4 and its adoption did not have a material impact on the consolidated financial statements.

          In April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures About Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 107-1 extends the annual disclosure requirements of SFAS 107, Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. FSP FAS 107-1 is effective for interim and annual periods ending after June 15, 2009 and early adoption was permitted. The Company adopted FSP FAS 107-1 and has included required disclosures in the Notes to Consolidated Financial Statements.

          In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 had no impact on our consolidated financial condition or results of operations. We evaluated subsequent events through August 7, 2009.

          In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for periods ending after September 15, 2009 and we do not expect the adoption to have a material impact, if any, on our consolidated financial condition and results of operations.

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

Interest Rate Risk

          Our investment portfolio consists primarily of fixed maturity securities with a fair value of $2.06 billion at June 30, 2009. The primary market risk exposure to our fixed maturity securities portfolio is interest rate risk, which we limit by managing the duration of our investment portfolio.

          Fixed maturity securities include residential mortgage-backed securities, which totaled $308.4 million, or 15.0% of the portfolio as of June 30, 2009. Agency-backed mortgage pass-throughs totaled $304.0 million, or 98.6% of the mortgage-backed securities portion of the portfolio, and 14.8% of the total portfolio.

          The following table summarizes our interest rate risk illustrating the sensitivity of the fair value of fixed maturity securities to selected hypothetical changes in interest rates as of June 30, 2009. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturity securities portfolio and stockholders’ equity.

Hypothetical Change in Interest Rates		Estimated Increase (Decrease) in Fair Value

		(in thousands, except percentages)
300	basis point rise	$(291,726)	(14.6)%
200	basis point rise	(199,819)	(10.0)
100	basis point rise	(102,038)	(5.1)
50	basis point decline	50,838	2.5
100	basis point decline	101,464	5.1

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

          The following table summarizes the repurchase of our common stock for the three months ended June 30, 2009:

Period	Total Numbers of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program (2)

				(millions)

April 1—April 30, 2009	524,200	$10.13	524,200	$65.0
May 1—May 31, 2009	450,800	11.38	450,800	59.8
June 1—June 30, 2009	470,100	13.06	470,100	53.7

Total Repurchase	1,445,100	$11.47

(1)	Includes fees and commissions paid on stock repurchases.

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

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          The 2009 Annual Meeting of Stockholders of Employers Holdings, Inc. was held on May 28, 2009. Two matters were presented for a vote of our stockholders at the meeting.

          Proposal One was the election of four Class III Directors to serve until the 2012 Annual Meeting of Stockholders. The tabulation of votes for the nominees, each of whom was elected, was as follows:

	Total Votes For Each Director	Total Votes Withheld From Each Director

Ronald F. Mosher	29,663,735	665,078
Katherine W. Ong	20,471,803	9,857,010
Michael D. Rumbolz	20,456,583	9,872,230
Valerie R. Glenn	29,226,266	1,102,547

          Proposal Two was ratification of the appointment of Ernst & Young LLP as EHI’s independent registered public accounting firm for the fiscal year ending December 31, 2009. The tabulation of votes was as follows:

Total Votes for	30,243,978
Total Votes against	21,072
Total Abstentions	63,763
Broker Non-Votes	—

Item 5. Other Information

          None.

Item 6. Exhibits

Exhibits:

Exhibit No.		Included Herewith	Incorporated by Reference Herein

	Description of Exhibit		Form	Exhibit	Filing Date

10.1	Form of Restricted Stock Unit Agreement for Non-Employee Directors	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of William E. Yocke Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of William E. Yocke Pursuant to Section 906	X

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	August 7, 2009	By:		/s/ DOUGLAS D. DIRKS

			Name:	Douglas D. Dirks
			Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2009	By:		/s/ WILLIAM E. YOCKE

			Name:	William E. Yocke
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)