Form 10-Q
period 2009-09-30
Employers Holdings, Inc.
filed 2009-11-05
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑

Class	October 30, 2009

Common Stock, $0.01 par value per share	44,004,442 shares outstanding

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share data)

	As of September 30, 2009	As of December 31, 2008

	(unaudited)
Assets
Available for sale:
Fixed maturity securities at fair value (amortized cost $1,915,852 at September 30, 2009 and $1,870,227 at December 31, 2008)	$2,046,116	$1,909,391
Equity securities at fair value (cost $40,252 at September 30, 2009 and $43,014 at December 31, 2008)	65,746	58,526
Short-term investments at fair value (amortized cost $2,998 at September 30, 2009 and $74,952 at December 31, 2008)	3,000	75,024

Total investments	2,114,862	2,042,941

Cash and cash equivalents	212,621	202,893
Accrued investment income	22,874	24,201
Premiums receivable, less bad debt allowance of $9,812 at September 30, 2009 and $7,911 at December 31, 2008	129,842	150,502
Reinsurance recoverable for:
Paid losses	12,841	12,723
Unpaid losses, less allowance of $1,335 at each period	1,045,804	1,075,015
Funds held by or deposited with reinsureds	84,064	88,163
Deferred policy acquisition costs	36,764	41,521
Federal income taxes recoverable	6,312	11,042
Deferred income taxes, net	36,366	80,968
Property and equipment, net	12,509	14,098
Intangible assets, net	16,093	18,218
Goodwill	36,192	36,192
Other assets	22,369	26,621

Total assets	$3,789,513	$3,825,098

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,443,644	$2,506,478
Unearned premiums	174,471	196,695
Policyholders’ dividends accrued	8,428	8,737

Total claims and policy liabilities	2,626,543	2,711,910

Commissions and premium taxes payable	20,377	21,847
Accounts payable and accrued expenses	17,919	24,192
Deferred reinsurance gain - LPT Agreement	393,204	406,581
Notes payable	182,000	182,000
Other liabilities	24,864	33,840

Total liabilities	$3,264,907	$3,380,370

See accompanying unaudited notes to consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share data)

	As of September 30, 2009	As of December 31, 2008

	(unaudited)
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,563,299 and 53,528,207 shares issued and 44,248,831 and 48,830,140 shares outstanding at September 30, 2009, and December 31, 2008, respectively	536	535
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	310,011	306,032
Retained earnings	257,852	194,509
Accumulated other comprehensive income, net	99,774	32,804
Treasury stock, at cost (9,314,468 shares at September 30, 2009 and 4,698,067 shares at December 31, 2008)	(143,567)	(89,152)

Total stockholders’ equity	524,606	444,728

Total liabilities and stockholders’ equity	$3,789,513	$3,825,098

See accompanying unaudited notes to consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(unaudited)
Revenues
Net premiums earned	$98,240	$73,131	$314,221	$222,842
Net investment income	22,334	18,474	68,704	55,915
Realized gains (losses) on investments, net	3,564	(1,504)	1,060	(3,211)
Other income	183	295	388	1,155

Total revenues	124,321	90,396	384,373	276,701

Expenses
Losses and loss adjustment expenses	53,395	25,588	166,657	80,344
Commission (benefit) expense	(1,276)	10,121	25,611	30,465
Dividends to policyholders	1,539	(8)	5,418	78
Underwriting and other operating expenses	33,688	21,915	102,624	66,536
Interest expense	1,824	—	5,608	—

Total expenses	89,170	57,616	305,918	177,423

Net income before income taxes	35,151	32,780	78,455	99,278
Income tax expense (benefit)	4,594	(289)	6,698	13,349

Net income	$30,557	$33,069	$71,757	$85,929

Earnings per common share (Note 15):

Basic	$0.68	$0.67	$1.54	$1.74

Diluted	$0.67	$0.67	$1.53	$1.74

Cash dividends declared per common share	$0.06	$0.06	$0.18	$0.18

Net realized gains on investments
Net realized gains on investments before credit related impairments on fixed maturity securities	$3,564		$2,981

Total other-than-temporary impairments on securities	—		(1,921)
Portion of impairment recognized in other comprehensive income	—		—

Credit related impairments included in net realized losses on investments	—		(1,921)

Net realized gains on investments, net	$3,564		$1,060

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

					Accumulated Other Comprehensive Income, Net
	Common Stock		Additional Paid-In Capital	Retained Earnings		Treasury Stock, at Cost	Total Stockholders’ Equity

	Shares	Amount

	(unaudited)

Balance, January 1, 2008	53,527,907	$535	$302,862	$104,536	$46,520	$(75,000)	$379,453
Stock-based compensation (Note 14)	—	—	2,459	—	—	—	2,459
Stock options exercised	300	—	5	—	—	—	5
Acquisition of treasury stock (Note 13)	—	—	—	—	—	(14,152)	(14,152)
Dividends to common stockholders	—	—	3	(8,881)	—	—	(8,878)
Comprehensive income:
Net income for the period	—	—	—	85,929	—	—	85,929
Change in net unrealized gains on investments, net of taxes	—	—	—	—	(50,208)	—	(50,208)

Total comprehensive income							35,721

Balance, September 30, 2008	53,528,207	$535	$305,329	$181,584	$(3,688)	$(89,152)	$394,608

Balance, January 1, 2009	53,528,207	$535	$306,032	$194,509	$32,804	$(89,152)	$444,728
Stock-based compensation (Note 14)	—	—	4,097	—	—	—	4,097
Vesting of restricted stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	35,092	1	(124)	—	—	—	(123)
Acquisition of treasury stock (Note 13)	—	—	—	—	—	(54,415)	(54,415)
Dividends to common stockholders	—	—	6	(8,414)	—	—	(8,408)
Comprehensive income:
Net income for the period	—	—	—	71,757	—	—	71,757
Change in net unrealized gains on investments, net of taxes	—	—	—	—	66,970	—	66,970

Total comprehensive income							138,727

Balance, September 30, 2009	53,563,299	$536	$310,011	$257,852	$99,774	$(143,567)	$524,606

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,

	2009	2008

	(unaudited)
Operating activities
Net income	$71,757	$85,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,834	5,334
Stock-based compensation	4,097	2,459
Amortization of premium on investments, net	3,668	4,814
Allowance for doubtful accounts – premiums receivable	1,901	(717)
Deferred income tax expense	9,092	6,284
Realized (gains) losses on investments, net	(1,060)	3,211
Realized losses on retirement of assets	64	16
Change in operating assets and liabilities:
Accrued investment income	1,327	492
Premiums receivable	18,759	14,894
Reinsurance recoverable on paid and unpaid losses	29,093	25,914
Funds held by or deposited with reinsureds	4,099	5,817
Federal income taxes	4,730	(11,744)
Unpaid losses and loss adjustment expenses	(62,834)	(57,310)
Unearned premiums	(22,224)	(7,177)
Accounts payable, accrued expenses and other liabilities	(14,503)	(2,040)
Deferred reinsurance gain – LPT Agreement	(13,377)	(13,908)
Other	3,944	(7,073)

Net cash provided by operating activities	46,367	55,195

Investing activities
Purchase of fixed maturities	(165,906)	(208,730)
Purchase of equity securities	(11,934)	(558)
Proceeds from sale of fixed maturities	56,557	149,487
Proceeds from sale of equity securities	19,475	4,010
Proceeds from maturities and redemptions of investments	131,413	41,462
Cash paid for acquisition, net of cash and cash equivalents acquired	(100)	(1,260)
Capital expenditures and other, net	(4,020)	(4,116)

Net cash provided by (used in) investing activities	25,485	(19,705)

Financing activities
Acquisition of treasury stock	(53,593)	(14,152)
Cash transactions related to stock compensation	(123)	5
Dividends paid to stockholders	(8,408)	(8,878)
Debt issuance costs	—	(375)
Proceeds from notes payable	—	150,000

Net cash (used in) provided by financing activities	(62,124)	126,600

Net increase in cash and cash equivalents	9,728	162,090
Cash and cash equivalents at the beginning of the period	202,893	149,703

Cash and cash equivalents at the end of the period	$212,621	$311,793

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Employers Holdings, Inc. (EHI) is a holding company and successor to EIG Mutual Holding Company (EIG), which was incorporated in Nevada in 2005. Unless otherwise indicated, all references to the “Company” refer to EHI, together with its subsidiaries. On October 31, 2008 (Acquisition Date), the Company acquired 100% of the outstanding common stock of AmCOMP Incorporated (AmCOMP), including two insurance subsidiaries, AmCOMP Preferred Insurance Company and AmCOMP Assurance Corporation (the Acquisition) (Note 3). On December 16, 2008, the Florida Commissioner approved the name changes of AmCOMP Preferred Insurance Company and AmCOMP Assurance Corporation to Employers Preferred Insurance Company (EPIC) and Employers Assurance Company (EAC), respectively.

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s 2008 Annual Report on Form 10-K for the year ended December 31, 2008 (Annual Report), and should be read together with the Annual Report, except for the change in financial presentation described in Note 2.

In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 208, Segment Reporting, the Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by the Company’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance based on discrete financial information. Currently, the Company has one operating segment: workers’ compensation insurance and related services.

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

New Accounting Standards

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 was effective for financial statements issued for periods ending after September 15, 2009. The Company adopted SFAS No. 168 on July 1, 2009 and it had no material impact on the Company’s consolidated financial condition and results of operations.

In April 2009, the FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). FSP FAS 115-2 changes the accounting for other-than-temporary impairments (OTTI) on debt securities by: (a) replacing the current requirement that a holder has the positive intent to hold an impaired debt security to recovery with a requirement that a holder does not have the intent to sell an impaired debt security and it is not more likely than not that it will be required to sell the debt security before recovery; (b) requiring the OTTI to be separated into: (i) the amount representing the decrease in cash flows expected to be collected (credit loss), which is recognized in earnings and (ii) the amount representing all other factors, which is recognized in other comprehensive income; and (c) amending existing disclosure requirements, extending those requirements to interim periods and requiring new disclosures intended to provide further disaggregated information as well as information about how the amount of OTTI that was recognized in earnings was determined. Upon adoption, FSP FAS 115-2 requires entities to report a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the non-credit loss component, previously recognized in earnings, from retained earnings to other comprehensive income. FSP FAS 115-2 was effective for interim and annual periods ending after June 15, 2009 and had no impact on the consolidated financial position or results of operations. The Company has included the required disclosures in Note 5. The guidance for FSP FAS 115-2 may now be found in the new codification as a component of ASC 320-10-35, Investments–Debt and Equity Securities.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance on: (a) estimating fair value when the volume of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability; and (b) identifying circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 requires additional interim disclosures of the inputs and valuation techniques used to measure fair value. Additionally FSP FAS 157-4 modifies the current fair value disclosure categories for debt and equity securities. FSP FAS 157-4 was effective for interim and annual periods ending after June 15, 2009 and did not have a material impact on the consolidated financial statements. The guidance for FSP FAS 157-4 may now be found in the new codification as a component of ASC 820-10-65-4, Fair Value Measurements and Disclosures.

In April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures About Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 107-1 extends the annual disclosure requirements of SFAS 107, Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. FSP FAS 107-1 is effective for interim and annual periods ending after June 15, 2009. The Company has included required disclosures in these Notes to Consolidated Financial Statements. The guidance for FSP FAS 107-1 may now be found in the new codification as a component of ASC 825-10-65-1, Financial Instruments.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for periods ending after June 15, 2009. SFAS No. 165 had no impact on our consolidated financial condition or results of operations. The guidance for SFAS No. 165 may now be found in the new codification as a component of ASC 855, Subsequent Events.

Reclassifications

Certain prior year information has been reclassified to conform to the current period presentation.

2. Change in Financial Presentation

Insurance companies that write workers’ compensation policies may recognize written premiums using different methodologies. Premiums can be recorded as written at the time the policy installments are billed (Billed Method) or at the inception of the policy recognizing 100% of the annual premium (Annual Method). EPIC, EAC and EICN record premiums using the Annual Method and ECIC has historically recorded premiums using the Billed Method. During the three months ended September 30, 2009, the Company elected to conform its method of recording written premiums for ECIC to the Annual Method in order to be consistent in methodologies across the Company. Prior period amounts have been reclassified for comparative purposes in these consolidated financial statements.

Conforming the method of recording ECIC’s written premiums from the Billed Method to Annual Method has no impact on the accompanying Consolidated Income Statements or Statements of Stockholders’ Equity. The result of conforming the method impacts only premiums receivable and related unearned premium assets and liabilities, which are recorded as of the date the policy becomes effective. The following items in the Consolidated Balance Sheets were affected by the change:

September 30, 2009	As Computed under Annual Method	As Computed under Billed Method	Effect

Premiums receivable	$129,842	$75,095	$54,747
Deferred policy acquisition costs	36,764	28,145	8,619
Total assets	3,789,513	3,726,147	63,366

Unearned premiums	174,471	121,460	53,011
Total claims and policy liabilities	2,626,543	2,573,532	53,011
Commissions and premium taxes payable	20,377	11,758	8,619
Other liabilities	24,864	23,128	1,736
Total liabilities	3,264,907	3,201,541	63,366
Total liabilities and stockholders’ equity	3,789,513	3,726,147	63,366

December 31, 2008

Premiums receivable	$150,502	$91,273	$59,229
Deferred policy acquisition costs	41,521	32,365	9,156
Total assets	3,825,098	3,756,713	68,385

Unearned premiums	196,695	139,310	57,385
Total claims and policy liabilities	2,711,910	2,654,525	57,385
Commissions and premium taxes payable	21,847	12,691	9,156
Other liabilities	33,840	31,996	1,844
Total liabilities	3,380,370	3,311,985	68,385
Total liabilities and stockholders’ equity	3,825,098	3,756,713	68,385

Conforming the method of recording written premiums had no effect on the retained earnings as of September 30, 2009 or December 31, 2008.

The change had no impact on the net change in cash provided by operating activities, but did impact the following items in the Consolidated Statements of Cash Flows.

September 30, 2009	As Computed under Annual Method	As Computed under Billed Method	Effect

Change in operating assets and liabilities:
Premiums receivable	$18,759	$14,277	$4,482
Unearned premiums	(22,224)	(17,850)	(4,374)
Accounts payable, accrued expense and other liabilities	(14,503)	(14,395)	(108)

September 30, 2008

Change in operating assets and liabilities:
Premiums receivable	$14,894	$12,507	$2,387
Unearned premiums	(7,177)	(4,863)	(2,314)
Accounts payable, accrued expense and other liabilities	(2,040)	(1,967)	(73)

3. Acquisition of AmCOMP

On October 31, 2008, EHI acquired 100% of the outstanding common stock of AmCOMP for $188.4 million. The Company believes the Acquisition significantly advances its strategic goals and vision of being the leader in the property and casualty insurance industry specializing in workers’ compensation.

Pro forma financial information

Net income for the three and nine months ended September 30, 2009, presented in the accompanying consolidated statements of income, includes the results of AmCOMP. The financial information in the table below summarizes the combined historical results of operations of EHI and AmCOMP, on a pro forma basis, as though the companies had been combined as of January 1, 2008. The pro forma financial information is presented for information purposes only and is not indicative of the results that would have been achieved if the Acquisition had taken place at the beginning of the period presented, nor is the pro forma information intended to be indicative of the Company’s future results of operations.

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

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

	(in thousands, except per share data)
Net premiums earned	$122,321	$374,319
Net income	28,212	86,433
Earnings per common share—basic	0.58	1.75
Earnings per common share—diluted	0.57	1.75

4. Strategic Restructuring Plan

On January 23, 2009, the Company announced a strategic restructuring plan to achieve the corporate and operational objectives set forth as part of its acquisition and integration of AmCOMP, and in response to then current economic conditions.

The restructuring plan included a staff reduction of 14% of the Company’s total workforce, and consolidation of corporate activities into the Company’s Reno, Nevada headquarters. During the three months ended September 30, 2009, the Company incurred net integration, restructuring and severance charges of $0.6 million. During the nine months ended September 30, 2009, the Company incurred integration and restructuring charges of $4.9 million, including $2.5 million in personnel-related termination costs. These charges are included in underwriting and other operating expense in the consolidated statements of income. As of September 30, 2009, the Company had $0.6 million accrued for future restructuring costs that is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

5. Investments

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of the Company’s investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
At September 30, 2009
Fixed maturity securities
U.S. Treasuries	$156,549	$9,548	$(72)	$166,025
U.S. Agencies	129,101	8,354	—	137,455
States and municipalities	983,993	69,731	(404)	1,053,320
Corporate	318,774	26,129	(693)	344,210
Residential mortgaged-backed securities	278,169	17,558	(769)	294,958
Commercial mortgaged-backed securities	36,046	616	(296)	36,366
Asset-backed securities	13,220	562	—	13,782

Total fixed maturity securities	1,915,852	132,498	(2,234)	2,046,116
Short-term investments	2,998	2	—	3,000

Total fixed maturity and short-term investments	1,918,850	132,500	(2,234)	2,049,116

Equity securities
Consumer goods	14,739	6,991	(10)	21,720
Energy and utilities	4,715	4,708	—	9,423
Financial	6,611	2,914	(7)	9,518
Technology and communications	7,930	6,159	(3)	14,086
Industrial and other	6,257	4,743	(1)	10,999

Total equity securities	40,252	25,515	(21)	65,746

Total investments	$1,959,102	$158,015	$(2,255)	$2,114,862

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
At December 31, 2008
Fixed maturity securities
U.S. Treasuries	$142,942	$18,344	$—	$161,286
U.S. Agencies	125,302	10,566	—	135,868
States and municipalities	975,387	21,654	(18,828)	978,213
Corporate	248,002	7,716	(5,570)	250,148
Residential mortgage-backed securities	318,512	12,937	(2,002)	329,447
Commercial mortgage-backed securities	42,384	2	(4,797)	37,589
Asset-backed securities	17,698	—	(858)	16,840

Total fixed maturity securities	1,870,227	71,219	(32,055)	1,909,391
Short-term investments	74,952	306	(234)	75,024

Total fixed maturity and short-term investments	1,945,179	71,525	(32,289)	1,984,415

Equity securities
Consumer goods	12,620	4,642	(333)	16,929
Energy and utilities	4,947	4,967	(12)	9,902
Financial	7,082	993	(243)	7,832
Technology and communications	10,268	2,765	(226)	12,807
Industrial and other	8,097	3,165	(206)	11,056

Total equity securities	43,014	16,532	(1,020)	58,526

Total investments	$1,988,193	$88,057	$(33,309)	$2,042,941

The amortized cost and estimated fair value of fixed maturity securities and short-term investments at September 30, 2009, by contractual maturity are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

	(in thousands)
Due in one year or less	$118,622	$120,839
Due after one year through five years	483,065	514,728
Due after five years through ten years	566,097	613,040
Due after ten years	423,631	455,403
Mortgage and asset-backed securities	327,435	345,106

Total	$1,918,850	$2,049,116

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater, in each case as of September 30, 2009 and December 31, 2008:

	September 30, 2009

	Less Than 12 Months		12 Months or Greater		Total

	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Estimated Unrealized Losses

	(in thousands)
Fixed maturity securities
U.S. Treasuries	$5,697	$(72)	$—	$—	$5,697	$(72)
States and municipalities	4,140	(27)	16,124	(377)	20,264	(404)
Corporate	14,577	(33)	12,028	(660)	26,605	(693)
Residential mortgaged-backed	32	—	4,470	(769)	4,502	(769)
Commercial mortgage-backed securities	—	—	7,834	(296)	7,834	(296)
Asset-backed securities	—	—	—	—	—	—

Total fixed maturity securities	24,446	(132)	40,456	(2,102)	64,902	(2,234)
Short-term investments	—	—	—	—	—	—

Total fixed maturity and short-term investments	24,446	(132)	40,456	(2,102)	64,902	(2,234)

Equity securities
Consumer goods	2,329	(10)	—	—	2,329	(10)
Energy and utilities	—	—	—	—	—	—
Financial	1,484	(7)	—	—	1,484	(7)
Technology and communications	360	(3)	—	—	360	(3)
Industrial and other	320	(1)	—	—	320	(1)

Total equity securities	4,493	(21)	—	—	4,493	(21)

Total investments	$28,939	(153)	$40,456	$(2,102)	$69,395	$(2,255)

	December 31, 2008

	Less Than 12 Months		12 Months or Greater		Total

	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Estimated Unrealized Losses

	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$—	$—	$—	$—	$—
States and municipalities	271,731	(11,206)	78,811	(7,622)	350,542	(18,828)
Corporate	79,397	(4,215)	6,835	(1,355)	86,232	(5,570)
Residential mortgaged-backed	3,790	(1,711)	2,511	(291)	6,301	(2,002)
Commercial mortgage-backed securities	13,854	(1,875)	23,588	(2,922)	37,442	(4,797)
Asset-backed securities	14,741	(456)	2,098	(402)	16,839	(858)

Total fixed maturity securities	383,513	(19,463)	113,843	(12,592)	497,356	(32,055)
Short-term investments	16,887	(234)	—	—	16,887	(234)

Total fixed maturity and short-term investments	400,400	(19,697)	113,843	(12,592)	514,243	(32,289)

Equity securities
Consumer goods	2,647	(333)	—	—	2,647	(333)
Energy and utilities	46	(12)	—	—	46	(12)
Financial	1,970	(243)	—	—	1,970	(243)
Technology and communications	2,118	(226)	—	—	2,118	(226)
Industrial and other	975	(206)	—	—	975	(206)

Total equity securities	7,756	(1,020)	—	—	7,756	(1,020)

Total investments	$408,156	(20,717)	$113,843	$(12,592)	$521,999	$(33,309)

During the three and nine months ended September 30, 2009, based on reviews of the fixed maturity securities included in the tables above, the Company determined that the unrealized losses were primarily a result of the changes in the prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities, for the three and nine months ended September 30, 2009, whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent on not selling the securities and that it is not more likely than not that the Company will be required to sell the securities until fair value recovers above cost, or to maturity. The Company recognized impairments of $1.9 million in the fair value of one fixed maturity security for both the three and nine months ended September 30, 2008. This impairment was primarily the result of the credit downgrade of the issuer.

During the nine months ended September 30, 2009, based on reviews of the equity securities included in the tables above, the Company recognized impairments of $1.9 million in the fair values of 26 securities as a result of the severity and duration of the change in fair value of those securities. The Company did not recognize any impairments during the three months ended September 30, 2009, because the Company determined that the unrealized losses were not considered to be other-than-temporary due to the financial condition and near term prospects of the issuers. During the three and nine months ended September 30, 2008, based on review of the equity securities, the Company recognized impairments of $1.9 million and $3.6 million in the fair values of 33 and 46 equity securities, respectively, as a result of the severity and duration of the change in fair value of those securities. For its other equity securities, the Company determined that the unrealized losses were not considered to be other-than-temporary due to the financial condition and near term prospects of the issuers.

Net realized gains (losses) and the change in fair value over cost or amortized cost on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in thousands)
Net realized gains (losses)
Fixed maturity securities	$—	$(649)	$(422)	$(664)
Equity securities	3,564	(855)	1,656	(2,547)
Short-term investments	—	—	(174)	—

Total	3,564	(1,504)	1,060	(3,211)

Change in fair value over (under) cost or amortized cost
Fixed maturity securities	64,184	(33,163)	91,100	(54,820)
Equity securities	5,796	(8,711)	9,982	(21,926)
Short-term investments	(111)	(427)	(70)	(498)

Total	$69,869	$(42,301)	$101,012	$(77,244)

Net investment income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in thousands)

Fixed maturity securities	$22,157	$17,221	$67,505	$52,323
Equity securities	336	461	1,063	1,408
Short-term investments and cash equivalents	433	1,353	2,038	3,860

	22,926	19,035	70,606	57,591
Investment expenses	(592)	(561)	(1,902)	(1,676)

Net investment income	$22,334	$18,474	$68,704	$55,915

The Company is required by various state laws and regulations to keep securities or letters of credit on deposit with those states in a depository account. At September 30, 2009 and December 31, 2008, securities having a fair value of $564.2 million and $582.1 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit and in all cases are restricted or limited to fixed maturity securities. Additionally, certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of securities held in trust for reinsurance at September 30, 2009 and December 31, 2008 were $6.1 million and $6.7 million, respectively.

6. Fair Value of Financial Instruments

Estimated fair value amounts, defined as the quoted market price of a financial instrument, have been determined using available market information and other appropriate valuation methodologies. However, judgment is required in developing each of the estimates of fair value where quoted market prices are not available. Accordingly, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimating methodologies may have an effect on the estimated fair value amounts.

The estimated fair values of the Company’s financial instruments at September 30, 2009, are as follows:

	Carrying Value	Estimated Fair Value

	(in thousands)
Financial assets
Investments (Note 5)	$2,114,862	$2,114,862
Cash and cash equivalents	212,621	212,621
Financial liabilities
Notes payable (Note 10)	182,000	182,000
Derivatives (Note 11)	2,400	2,400

Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.

As of December 31, 2008, the carrying value of cash and cash equivalents, notes payable, derivatives and investments equaled the estimated fair value on the accompanying consolidated balance sheet. The Company’s estimates of fair value for financial assets and financial liabilities are based on the inputs used in valuation and give the highest priority to quoted prices in active markets. Additionally, it is required that observable inputs be used in the valuations when available. The disclosure of fair value estimates is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

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

Derivatives. The fair value of the Company’s interest rate swap is derived by using an industry standard swap valuation model, with market-based inputs for swaps having similar characteristics (Note 11).

Investments. For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices are unavailable, the Company estimates fair value based on objectively verifiable information, if available. The fair value estimates determined by using objectively verifiable information are included in the amount disclosed in Level 2 of the hierarchy. If quoted market prices and an estimate determined by using objectively verifiable information are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction. The following section describes the valuation methods used by the Company for each type of investment that it holds and is carried at fair value.

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

The following table presents the items on the accompanying consolidated balance sheet that are stated at fair value and the fair value measurements used (expressed as Levels 1, 2 and 3, respectively) as of September 30, 2009:

	Level 1	Level 2	Level 3

	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$166,025	$—
U.S. Agencies	—	137,455	—
States and municipalities	—	1,053,320	—
Corporate	—	344,210	—
Residential mortgage-backed securities	—	294,883	75
Commercial mortgage-backed securities	—	36,366	—
Asset-backed securities	—	8,632	5,150

Total fixed maturity securities	—	2,040,891	5,225
Short-term investments	—	3,000	—

Total fixed maturity securities and short-term investments	—	2,043,891	5,225

Equity securities
Consumer goods	21,720	—	—
Energy and utilities	9,423	—	—
Financial	9,518	—	—
Technology and communications	14,086	—	—
Industrial and other	10,999	—	—

Total equity securities	$65,746	$—	$—

Derivatives
Other liabilities	—	(2,400)	—

The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs for the three months ended September 30, 2009:

	Residential Mortgage-backed Securities	Asset- backed Securities	States and Municipalities

	(in thousands)

Balance, June 30, 2009	$77	$5,300	$1,128
Transfers in (out) of Level 3	—	—	(1,128)
Unrealized gains (losses) in other comprehensive income	6	(150)	—
Purchase, settlements and issuances, net	(8)	—	—

Balance, September 30, 2009	$75	$5,150	$—

7. Income Taxes

Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. During the nine months ended September 30, 2009, the Company recognized net income before taxes of $78.5 million and income tax expense of $6.7 million, an effective tax rate of 8.5%, as compared to the marginal rate of 35%. The lower effective tax rate is primarily attributable to anticipated annualized non-taxable investment income and the non-taxable benefit from the increase in the contingent profit commission on the LPT Agreement (Note 9).

8. Liability for Unpaid Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the liability for unpaid losses and LAE for the nine months ended:

	September 30,

	2009	2008

	(in thousands)

Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,506,478	$2,269,710
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	1,076,350	1,052,641

Net unpaid losses and LAE at beginning of period	1,430,128	1,217,069
Losses and LAE, net of reinsurance, incurred in:
Current period	219,627	147,569
Prior periods	(39,593)	(53,317)

Total net losses and LAE incurred during the period	180,034	94,252

Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	48,166	25,860
Prior periods	165,491	99,240

Total net payments for losses and LAE during the period	213,657	125,100

Ending unpaid losses and LAE, net of reinsurance	1,396,505	1,186,221
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,047,139	1,026,179

Unpaid losses and LAE, gross of reinsurance, at end of period	$2,443,644	$2,212,400

Total net losses and LAE included in the above table excludes the impact of the amortization of the deferred reinsurance gain–LPT Agreement (Deferred Gain) and any adjustment to the LPT Agreement ceded reserves (Note 9).

The reduction in the liability for unpaid losses and LAE attributable to insured events of prior periods was $39.6 million and $53.3 million for the nine months ended September 30, 2009 and 2008, respectively. The major sources of this favorable development are actual paid losses being less than expected and the impact of new information on selected claim payments and on emergence patterns used in the projection of future loss payments.

9. LPT Agreement

The Company is a party to a 100% quota share retroactive reinsurance agreement (LPT Agreement) under which $1.5 billion in liabilities for losses and LAE related to claims incurred by EICN prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The initial Deferred Gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The Company amortized $4.7 million and $13.4 million of the Deferred Gain for the three and nine months ended September 30, 2009, respectively, and $4.5 million and $13.9 million of the Deferred Gain for the three and nine months ended September 30, 2008, respectively, which is reflected in losses and LAE incurred in the accompanying consolidated statements of income. Any adjustments to the Deferred Gain, as a result of adjustments to the related LPT Agreement reserves, are also recorded in losses and LAE incurred in the accompanying consolidated statements of income. No adjustments occurred in the current periods. The remaining Deferred Gain was $393.2 million and $406.6 million as of September 30, 2009 and December 31, 2008, respectively, which is included in the accompanying Consolidated Balance Sheets as deferred reinsurance gain–LPT Agreement.

In addition, the Company is entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is an amount based on the favorable difference between actual paid losses and loss expense and expected paid losses and loss expense as established in the LPT Agreement. The calculation of actual amounts paid versus expected amounts is determined every five years beginning June 30, 2004 for the first twenty-five years of the agreement. The Company is paid 30% of the favorable difference between the actual and expected losses and loss expense paid at each calculation point. Conversely, the Company could be required to return any previously paid contingent profit commission, plus interest, in the event of unfavorable differences.

The Company accrues the estimated ultimate contingent profit commission to be received through June 30, 2024. Increases or decreases in the estimated contingent profit commission are reflected in commission expenses in the period that the estimate is revised. The estimate was revised to increase the ultimate contingent profit commission by $14.1 million, yielding a net negative commission expense for the three months ended September 30, 2009.

10. Notes Payable

Notes payable is comprised of the following as of September 30, 2009 and December 31, 2008 (in thousands):

Amended Credit Facility, due March 26, 2011 with variable interest as described below	$150,000
Acquired notes payable:
Dekania Surplus Note, due April 30, 2034 with variable interest of 425 basis points above 90-day LIBOR	10,000
ICONS Surplus Note, due May 26, 2034 with variable interest of 425 basis points above 90-day LIBOR	12,000
Alesco Surplus Note, due December 15, 2034 with variable interest of 405 basis points above 90-day LIBOR	10,000

Balance, September 30, 2009 and December 31, 2008	$182,000

Effective September 30, 2008, EHI and Wells Fargo Bank, National Association (Wells Fargo) entered into a Second Amended and Restated Secured Revolving Credit Facility (Amended Credit Facility). The Amended Credit Facility provides the Company with: (a) a $150.0 million line of credit through December 31, 2009; (b) a $100.0 million line of credit from January 1, 2010 through December 31, 2010; and (c) a $50.0 million line of credit from January 1, 2011 through March 26, 2011. Amounts outstanding bear interest at a rate equal to, at the Company’s option: (a) a fluctuating rate of 1.25% above Wells Fargo’s prime rate or (b) a fixed rate that is 1.25% above the LIBOR rate then in effect. The Company paid a non-refundable commitment fee of $0.4 million, which is being amortized over the contractual life of the Amended Credit Facility. In addition, the Company is required to pay a quarterly commitment fee equal to a per annum rate of 0.10% on any portion of the Amended Credit Facility that is unused. The Amended Credit Facility contains customary non-financial covenants and requires EHI to maintain $7.5 million of cash and cash equivalents.

On September 30, 2008, EHI borrowed $150.0 million through the Amended Credit Facility. The proceeds borrowed under the Amended Credit Facility were used to finance the acquisition of AmCOMP and for general working capital purposes. The LIBOR rate on the Amended Credit Facility at September 30, 2009 was 0.25% and interest paid during the nine months ended September 30, 2009, including the interest rate swap (Note 11), totaled $4.4 million. The Amended Credit Facility is secured by fixed maturity securities and cash and cash equivalents, which had a fair value of $211.7 million at September 30, 2009.

Notes Payable Acquired in the Acquisition

EPIC has a $10.0 million surplus note outstanding to Dekania CDO II, Ltd., issued as part of a pooled transaction (Dekania Surplus Note). The note matures in 2034 and became callable by the Company in the second quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Both the payment of interest and repayment of the principal under this note, as well as the surplus notes described in the succeeding two paragraphs, are subject to the prior approval of the Florida Department of Financial Services. Interest paid during the three and nine months ended September 30, 2009 totaled $0.1 million and $0.4 million, respectively.

EPIC has a $12.0 million surplus note outstanding to ICONS, Inc., issued as part of a pooled transaction (ICONS Surplus Note). The note matures in 2034 and became callable by the Company in the second quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Interest paid during the three and nine months ended September 30, 2009 totaled $0.1 million and $0.5 million, respectively.

EPIC has a $10.0 million surplus note outstanding to Alesco Preferred Funding V, LTD, issued as part of a pooled transaction (Alesco Surplus Note). The note matures in 2034 and becomes callable by the Company in the fourth quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR. Interest paid during the three and nine months ending September 30, 2009 totaled $0.1 million and $0.4 million, respectively.

11. Derivatives

Interest Rate Swap

On September 30, 2008, the Company, in connection with the borrowings made under the Amended Credit Facility (Note 10), executed an interest rate swap with Wells Fargo with a notional amount of $100.0 million. Execution of the interest rate swap established a fixed interest rate of 4.84% on the notional amount through September 30, 2010. The Company uses its interest rate swap to mitigate the risks associated with unexpected cash outflows resulting from shifts in variable interest rates. As of September 30, 2009 and December 31, 2008, the interest rate swap had a negative fair value of $2.4 million and $3.9 million, respectively, and is included in other liabilities on the accompanying consolidated balance sheets. The corresponding unrealized losses of $2.4 million and $3.9 million are included in accumulated other comprehensive income, net.

12. Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net, is comprised of unrealized appreciation on investments classified as available-for-sale and unrealized depreciation on interest rate swap, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income:

	September 30,

	2009	2008

	(in thousands)

Net unrealized gain (loss) on investments, before taxes	$155,760	$(5,674)
Net unrealized loss on interest rate swap, before taxes	(2,400)	—
Deferred tax (expense) benefit	(53,586)	1,986

Total accumulated other comprehensive income (loss), net of taxes	$99,774	$(3,688)

The following table summarizes the changes in the components of total comprehensive income for the stated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in thousands)

Unrealized gains (losses) arising during the period, before taxes	$73,757	$(43,805)	$103,540	$(80,455)
Less: income tax expense (benefit)	25,503	(15,331)	35,881	(28,159)

Unrealized gains (losses) arising during the period, net of taxes	48,254	(28,474)	67,659	(52,296)
Less reclassification adjustment:
Gains (losses) realized in net income	3,564	(1,504)	1,060	(3,211)
Income tax expense (benefit)	1,247	(526)	371	(1,123)

Reclassification adjustment for gains (losses) realized in net income	2,317	(978)	689	(2,088)

Other comprehensive income (loss)	45,937	(27,496)	66,970	(50,208)
Net income	30,557	33,069	71,757	85,929

Total comprehensive income	$76,494	$5,573	$138,727	$35,721

13. Stockholders’ Equity

Stock Repurchase Program

On February 21, 2008, the EHI Board of Directors authorized a stock repurchase program (the 2008 Program). The 2008 Program authorized the Company to repurchase up to $100.0 million of the Company’s common stock through June 30, 2009. On February 25, 2009, the EHI Board of Directors extended the 2008 Program through December 31, 2009. From inception of the 2008 Program through September 30, 2009, the Company repurchased 5,403,196 shares at a cost of $68.6 million, or $12.69 per share. EHI expects that shares may be repurchased from time to time at prevailing market prices in open market or private transactions. There can be no assurance that the Company will continue to undertake any repurchase of its common stock pursuant to the program.

For the three and nine months ended September 30, 2009, 1,547,106 and 4,616,401 shares of common stock were repurchased under the 2008 Program at an average cost of $14.42 and $11.79 per share, respectively. As of September 30, 2009, the 9,314,468 shares of common stock repurchased by the Company since its initial public offering in February 2007 are reported as treasury stock, at cost, in the accompanying consolidated balance sheets. As of September 30, 2009, average cost of common stock repurchased through the Company’s stock repurchase programs was $15.41 per share.

14. Stock-Based Compensation

The Amended and Restated Equity and Incentive Plan provides for the grant, in the sole discretion of the Compensation Committee of the Board of Directors, of stock options (including incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, stock-based performance awards and other stock-based awards. In the second quarter of 2009 and 2008, nonqualified stock options and restricted stock units were granted. As of September 30, 2009, nonqualified stock options, restricted stock units, and performance share awards have been granted.

Net stock-based compensation expense recognized in the accompanying consolidated statements of income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in thousands)

Stock-based compensation related to:
Nonqualified stock options	$488	$375	$1,291	$878
Restricted stock units	426	301	1,047	601
Performance shares	1,146	296	1,759	980

Total	2,060	972	4,097	2,459
Less: related tax benefit	719	333	1,315	851

Net stock-based compensation expense	$1,341	$639	$2,782	$1,608

Nonqualified Stock Options

On May 28, 2009, the Company awarded 531,082 options to certain officers of the Company. These options have a service vesting period of four years and vest 25% on May 29, 2010, and 25% on each of the subsequent three anniversaries of such date. The options are subject to accelerated vesting in the following circumstances: death or disability of the holder, or in connection with a change of control of the Company. The options expire seven years from the date of grant. The per share exercise price of these options is equal to the fair value of the stock on the grant date, or $11.84.

The fair value of the stock options granted is estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. During the nine months ended September 30, 2009, the expected stock price volatility used to value the options granted in 2009 was based on the volatility of the Company’s historical stock price since February of 2007. During the nine months ended September 30, 2008, the expected stock price volatility used to value the options granted in 2008 was based on a weighted average of the Company’s historical stock price volatility since February of 2007 and the historical volatility of peer companies’ stock for a period of time equal to the expected term of the options. The expected term of the options granted in 2009 and 2008 were calculated using the ‘plain-vanilla’ calculation provided in the guidance of the SEC’s Staff Accounting Bulletin No. 107. The dividend yield was calculated using amounts authorized by the Board of Directors. The risk-free interest rate is the yield on the grant date of the options of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the options.

The fair value of the stock options was calculated using the following weighted average assumptions for the stated periods:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Expected volatility	51.0%	34.9%
Expected life (in years)	4.8	4.8
Dividend yield	2.0%	1.3%
Risk-free interest rate	2.5%	3.4%
Weighted average grant date fair value of options granted – per option	$4.59	$6.01

Changes in outstanding stock options for the nine months ended September 30, 2009 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

			(in years)
Options outstanding at January 1, 2009	1,024,085	$18.72	5.9
Granted	531,082	11.84	6.6
Exercised	—	—
Expired	(4,139)	17.84
Forfeited	(38,113)	18.73

Options outstanding at September 30, 2009	1,512,915	16.30	5.7

Exercisable at September 30, 2009	410,763	18.46	4.9

Restricted Stock Units

On May 29, 2009, 24,984 restricted stock units (RSUs) awarded to the non-employee members of the Board of Directors during 2008 vested with an intrinsic value of $0.3 million. Five of the Board members elected to defer settlement in common shares and the vested RSUs will be settled in common stock six months following the awardee’s termination of service from the Board of Directors. Prior to settlement, dividend equivalents are paid with respect to these vested RSUs and are credited as additional vested RSUs. On March 25, June 3 and September 3, 2009, in connection with the Company’s dividends to its stockholders, an additional 136, 182 and 161 RSUs, respectively, were credited to the holders of vested RSUs.

Additionally, on May 29, 2009, 35,874 RSUs, awarded to certain officers of the Company during 2008 vested with an intrinsic value of $0.4 million. Of the 35,874 RSUs vested, 10,151 shares of common stock were withheld to satisfy minimum employee tax withholding.

On May 28, 2009, the Company awarded the non-employee members of the Board of Directors, in the aggregate, 40,536 RSUs. These RSUs vest on May 28, 2010, except for accelerated vesting in the case of death or disability of the Director or in connection with a change of control. Vested RSUs will be settled in common stock within 30 days after the vesting date or can be deferred until nine months following the awardee’s termination of service from the Board of Directors, at the awardee’s election. In the event of a deferral election, dividend equivalents are paid with respect to vested RSUs and are credited as additional vested RSUs. The aggregate fair value of the RSUs on the date of grant was $0.5 million.

Additionally, on May 28, 2009, the Company awarded 176,871 RSUs to certain officers of the Company. The RSUs have a service vesting period of four years and vest 25% on May 28, 2010 and 25 % on each of the subsequent three anniversaries of such date. The RSUs are subject to accelerated vesting in certain limited circumstances, such as: death or disability of the holder, or in connection with a change of control of the company. The fair value of the RSUs on the date of grant was $2.1 million.

Changes in outstanding RSUs for the nine months ended September 30, 2009 were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value

RSUs outstanding at January 1, 2009	199,881	$18.92
Granted	217,886	11.84
Forfeited	(7,334)	19.21
Vested	(45,243)	19.21

RSUs outstanding at September 30, 2009	365,190	14.66

Vested but unsettled RSUs at September 30, 2009	40,094	17.69

15. Earnings Per Share

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

The following table presents the net income and the weighted average common shares outstanding used in the earnings per common share calculations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(in thousands, except share and per share data)
Net income available to common stockholders – basic and diluted	$30,557	$33,069	$71,757	$85,929

Weighted average number of common shares outstanding – basic	45,113,973	49,005,235	46,706,063	49,339,966
Effect of dilutive securities:
Performance share awards	128,976	66,246	96,111	48,454
Unvested restricted stock units	49,334	3,433	9,577	1,174

Dilutive potential common share	178,310	69,679	105,688	49,628

Weighted average number of common shares outstanding – diluted	45,292,283	49,074,914	46,811,751	49,389,594

The Company’s outstanding options have been excluded in computing the diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 because their inclusion would be anti-dilutive.

16. Subsequent Events

We have evaluated subsequent events through November 5, 2009, the date which our financial statements have been issued and were available to be issued.

On November 4, 2009, the Board of Directors authorized a share repurchase program for up to $50 million of the Company’s common stock. The Company expects that shares may be purchased at prevailing market prices from January 1, 2010 through December 31, 2010 through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements and other market and economic conditions. Repurchases under the 2010 Stock Repurchase Program may be commenced or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.

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

          In January 2009, we began implementation of a strategic restructuring plan to achieve the corporate and operational objectives of the acquisition and integration of AmCOMP, and in response to then current economic conditions. The restructuring plan included net staff reductions of approximately 150 employees, or 14% of our total workforce, and consolidation of corporate functions into our Reno, Nevada headquarters. The restructuring, which consisted of office consolidations, rebranding and staff reductions, was largely completed in the first half of 2009. We are continuing with our integration plan, including consolidation of our claims and underwriting systems, and expect completion in early 2010.

          In June 2009, Standard and Poor’s added the Company to the S&P SmallCap 600 Index, which we believe is one of the preferred small-capitalization market indices in the United States.

          Our results of operations incorporate the acquired operations of AmCOMP from November 1, 2008.

          Revenues

          We derive our revenues primarily from the following:

          Net Premiums Earned. Net premiums earned increased for the nine months ended September 30, 2009, as compared to 2008. The increase was attributable to additional premiums from our newly acquired subsidiaries, EPIC and EAC.

          Previously, we have used two accepted methodologies for recording written premiums. Three of our insurance subsidiaries, EPIC, EAC and EICN, have historically recorded written premiums using an annual method, where 100% of the estimated annual premium is recorded at the inception of the policy. ECIC has historically recorded written premiums using a billed method, where premiums are recorded at the time policy installments are billed. On September 1, 2009, we conformed the method of recording written premiums for ECIC to an annual method in order to be consistent across the Company. Conforming the method had no impact on the income statement, equity or net cash flows. The change only affects the balance sheet accounts for premiums receivable and related unearned premium assets and liabilities. The change to written premiums has been applied to all periods presented and did not have a material effect on any periods presented.

          Overall, direct premiums written increased 31.2% for the nine months ended September 30, 2009, compared to the same period of 2008, primarily attributable to the acquisition of AmCOMP. Excluding the impact from our newly acquired subsidiaries, direct premiums written would have decreased for the nine months ended September 30, 2009, as compared to 2008. The decrease reflects the impact of price competition, economic contraction and our commitment to disciplined pricing objectives and underwriting guidelines. The economic contraction has disproportionately impacted Nevada and Florida, and we have seen lower estimated payrolls, upon which our premiums are based, and lower numbers of jobs in certain sectors, such as construction and tourism, in those states. These factors have contributed to Nevada falling from our second largest state to fifth largest, in terms of direct premiums written.

          California, our largest market, represented 46.8% of our business for the nine months ended September 30, 2009. In California, we reduced our rates 38.5% from January 1, 2006, through December 31, 2008. This compared to the recommendation of the California Commissioner of Insurance (California Commissioner) of a 45.0% rate reduction for the same period. In October 2008, in response to a recommendation by the California Workers’ Compensation Insurance Rating Bureau (WCIRB) to increase advisory rates by 16.0%, the California Commissioner approved a 5.0% average increase in advisory pure premium rates on new and renewal policies beginning January 1, 2009. Effective February 1, 2009, we increased our overall average rate in California by 10.0% on new and renewal policies.

          In April 2009, the WCIRB submitted a revised recommendation to increase advisory pure premium rates 23.7% effective July 1, 2009. The recommendation was based upon two principal components. First, the WCIRB’s evaluation of December 31, 2008 loss experience produced an indicated increase in the claims cost benchmark of 16.9%, indicating increased medical costs. Second, a rate increase of 5.8% was directly attributable to additional costs arising from recent Workers’ Compensation Appeals Board decisions. On July 8, 2009, the California Commissioner rejected the recommendation of the WCIRB and left advisory pure premium rates unchanged. On August 15, 2009, we increased our rates by an average of 10.5% for all new and renewal policies.

          In August 2009, the WCIRB made a recommendation to increase advisory pure premium rates approximately 22.8% effective January 1, 2010. The recommendation was based upon two principal components. First, the WCIRB’s evaluation of March 31, 2009 loss experience produced an indicated increase in the claims cost benchmark of 16.0%, reflecting increased medical costs. Second, a rate increase of 5.8% was directly attributable to additional costs arising from recent Workers’ Compensation Appeals Board decisions. The California Commissioner has not issued a decision on the recommendation of the WCIRB as of the date of this filing.

          We anticipate filing a rate increase for new and renewal policies in California effective on or after February 15, 2010. The average rate we charge does not necessarily indicate the rate charged to individual policyholders because an insured’s experience modification factor is subject to revision annually and our underwriters may increase or decrease rates based upon individual risk characteristics.

          We expect that approximately 15% of our business will be generated in “administered pricing” states, primarily Florida and Wisconsin. In administered pricing states, rate changes are adopted by the respective state’s Commissioner of Insurance (Commissioner) who sets the rates that we are allowed to charge in those states.

          In 2003, Florida enacted workers’ compensation reforms. The reforms have resulted in significant declines in claim frequency, an improvement in loss development and a reduction in the cost of claims. As a result, the Florida Commissioner approved an 18.4% rate decrease for all new and renewal policies effective January 1, 2008 and an 18.6% rate decrease for all new and renewal policies effective January 1, 2009.

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

          In August 2009, the National Council on Compensation Insurance (NCCI) recommended a 6.8% overall rate decrease in Florida, effective January 1, 2010, for new and renewal policies. According to the NCCI, this decrease is the result of significant reductions in claims frequency, although the NCCI has noted that the pace of improvement has moderated. The Florida Commissioner approved this rate decrease, making the cumulative rate decrease since the reforms of 2003 63.2%.

          In July 2008, the Wisconsin Commissioner approved a 2.9% overall rate increase on new and renewal policies effective October 1, 2008. On May 14, 2009, the Wisconsin Compensation Rating Bureau recommended an overall rate increase of 0.4% for new and renewal policies effective October 1, 2009. On July 29, 2009, the Wisconsin Commissioner approved the recommended increase.

          The following table sets forth our direct premiums written by state and as a percentage of total direct premiums written for:

	Three Months Ended September 30,				Nine Months Ended September 30,

State	2009(1)	Percentage of 2009 Total	2008(1)	Percentage of 2008 Total	2009(1)	Percentage of 2009 Total	2008(1)	Percentage of 2008 Total

	(in thousands, except percentages)

California	$42,894	51.2%	$57,013	75.5%	$142,205	46.8%	$172,829	74.7%
Florida	3,087	3.7	(14)	—	22,121	7.3	298	0.1
Wisconsin	3,487	4.2	—	—	18,138	6.0	—	—
Illinois	6,397	7.6	1,014	1.3	16,999	5.6	2,196	0.9
Nevada	4,763	5.7	8,822	11.7	15,713	5.2	30,187	13.0
Texas	3,011	3.6	675	0.9	13,817	4.5	1,275	0.6
Georgia	2,464	2.9	—	—	9,273	3.1	—	—
Tennessee	2,547	3.0	—	—	9,152	3.0	—	—
Indiana	1,759	2.1	—	—	8,783	2.9	—	—
Kentucky	3,240	3.9	—	—	7,432	2.4	—	—
Virginia	1,602	1.9	—	—	6,211	2.0	—	—
Colorado	1,530	1.8	2,369	3.1	5,216	1.7	8,395	3.6
Other	7,070	8.4	5,642	7.5	28,634	9.5	16,214	7.1

Total	$83,851	100.0%	$75,521	100.0%	$303,694	100.0%	$231,394	100.0%

(1)

On September 1, 2009, we changed our method of recording ECIC written premiums to an annual method. As a result, the method of calculating 2008 written premiums has been conformed for this change to be comparable to 2009 written premiums. The direct premiums written for all periods presented are calculated assuming written premiums are 100% of the estimated annual premium. Historically, written premiums for ECIC were recorded using a billed method, where premiums were recorded at the time policy installments were billed.

          In January 2009, we began writing business in Iowa and currently write business in 30 states and are licensed to write business in six additional states and the District of Colombia.

          We market and sell our worker’s compensation insurance primarily through independent agents and brokers, and through strategic partnerships and alliances. Our strategic partnerships and alliances generated $53.1 million, or 17.5% of our direct premiums written, for the nine months ended September 30, 2009, as compared to $63.3 million, or 27.4%, for the same period in 2008. The decrease was primarily attributable to increased overall premium related to the acquisition, as well as $10.2 million lower direct premiums written, period over period.

          The number of policies in-force, at the specified dates, was as follows:

States	September 30, 2009	December 31, 2008	September 30, 2008

California	28,144	27,942	27,615
Nevada	4,300	5,221	5,468
Florida	2,749	3,112	149
Texas	1,645	1,747	214
Wisconsin	927	892	—
Other	7,083	6,685	2,656

Total	44,848	45,599	36,102

          Policy count decreased 1.6% during the first nine months of 2009, with the decreases primarily occurring in Nevada and Florida. Nevada policy count decreased 921, or 17.6%, while Florida policy count decreased 363, or 11.7%. However, we experienced policy count growth in the majority of states, particularly in the Midwest and Southeast, which partially offset the declines in Nevada and Florida. For example, Illinois, Georgia, and Virginia each had a greater than 14% increase in policy count for the nine months ended September 30, 2009. The decline in policies in Florida and Nevada was the result of increased pricing competition and the continuing economic contraction.

          During the 12 months ended September 30, 2009, our overall policy count increased by 8,746 policies, or 24.2%, primarily attributable to the acquisition. California continued its policy count growth with an increase of 529, or 1.9%. For the same 12 month period, Nevada’s policy count continued its decline, with a decrease of 1,168 or 21.4%.

          Premium revenues in 2009 reflect additional premiums from the acquisition, cumulative rate increases of 21.6% in California, the overall net 2009 rate decrease in Florida of 18.6%, rate reductions in several other states, as well as the impacts of competitive pressures and lower payrolls due to the economic contraction. We believe our policy count in the majority of our states will continue to grow, particularly in the Midwest and Southeast where we believe our A- (Excellent) A.M. Best rating will lead to an increase in new business submissions. We emphasize disciplined pricing objectives and underwriting guidelines and we believe we are well positioned to continue to grow profitably. However, we cannot be certain how these trends will ultimately impact our consolidated financial position and results of operations.

          Net Investment Income and Realized Gains (Losses) on Investments. We invest our holding company assets, statutory surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid losses and loss adjustment expenses (LAE)) in cash and cash equivalents, short-term investments, fixed maturity securities and equity securities. Net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities less bank service charges and custodial and portfolio management fees. Realized gains and losses on our investments are reported separately from our net investment income. Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are also recognized when securities are written down as a result of an other-than-temporary impairment (OTTI).

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

          Expenses

          Our expenses consist of the following:

          Losses and Loss Adjustment Expenses (LAE). Losses and LAE represent our largest expense item and include claim payments made, estimates for future claim payments and changes in those estimates for current and prior periods and costs associated with investigating, defending, and adjusting claims. The quality of our financial reporting depends in large part on accurately predicting our losses and LAE, which are inherently uncertain as they are estimates of the ultimate cost of individual claims based on actuarial estimation techniques. In states other than Nevada, we have a short operating history and must rely on a combination of industry experience and our specific experience to establish our best estimate of losses and LAE reserves. The interpretation of historical data can be impacted by external forces, principally legislative changes, economic fluctuations and legal trends. In recent years, we experienced lower losses and LAE in California than we anticipated due to factors such as regulatory reform designed to reduce loss costs in that market. However, there is uncertainty about whether recent paid loss trends in California will continue. The WCIRB’s most recent evaluation of loss experience takes into consideration increasing medical cost. We have established reserves for losses based on our current best estimate of loss costs, taking into consideration of medical cost and incurred loss trends. As we continue to gain experience in markets other than Nevada, we rely more on our own loss experience and place less reliance on industry experience.

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

          We are entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit is an amount based on the favorable difference between actual paid losses and loss expenses and expected paid losses and loss expenses under the LPT Agreement. Loss expenses are deemed to be 7% of total losses paid and are paid to us as compensation for management of the LPT claims. The reinsurers pay us 30% of any favorable difference in actual amounts paid compared to contractually expected amounts to be paid under the agreement. The calculation of the contingent profit commission, which is based on actual amounts paid versus expected amounts is determined every five years beginning June 30, 2004 for the first twenty-five years of the agreement. We are required to return any previously paid contingent profit commission, with interest, through June 30, 2024 in the event of unfavorable differences between actual and expected paid losses and loss expenses.

          We estimate ultimate contingent profit commission through June 30, 2024 and record it as commission expense. Increases or decreases in the estimated contingent profit commission are reflected in commission expense in the period that the estimate is revised. For both the three and nine months ended September 30, 2009, we decreased commission expenses by $14.1 million as a result of an increase in contingent profit commissions and received $5.7 million from the reinsurers. Estimated total losses and loss adjustment expenses covered by the LPT, and to be paid through June 30, 2024 were reduced by approximately $40 million from the previous estimate. Pursuant to the LPT Agreement, actual amounts paid for losses under the LPT for the period July 1, 1999 through June 30, 2009, were $467.8 million as compared to contractually expected losses and loss expenses of $550 million.

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

          Underwriting and Other Operating Expenses. Underwriting and other operating expenses includes the costs to acquire and maintain an insurance policy (excluding commissions) consisting of premium taxes and certain other general expenses that vary with, and are primarily related to, producing new or renewal business. These acquisition costs are deferred and amortized to underwriting and other operating expense in the consolidated statements of income as the related premiums are earned. Other underwriting expenses consist of general administrative expenses such as salaries and benefits, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, and fees and assessments of boards, bureaus and statistical agencies for policy service and administration items such as manuals, rating plans and experience data.

          Our underwriting and other operating expense is a reflection of our operating efficiency in producing, underwriting and administering our business. Policy acquisition costs are variable based on premiums earned. However, underwriting and other costs are more fixed in nature and become a larger percentage of net premiums earned as premiums trend lower.

          As a result of the restructuring plan, we now anticipate one-time pre-tax expenditures of approximately $7.5 million for 2009 related to the integration of operations acquired from AmCOMP which includes $1.4 million of capitalized costs. Additionally, we expect to achieve pre-tax cost savings of approximately $12.0 million in 2009 and annualized pre-tax cost savings of $20.0 to $22.0 million beginning in 2010. For the nine months ended September 30, 2009, we have incurred one-time pre-tax integration and restructuring charges, not including capitalized costs, of approximately $4.9 million, including $2.5 million of severance benefits.

          Interest Expense. We incur interest expenses on $32.0 million in acquired surplus notes and the $150 million Second Amended and Restated Secured Credit Facility (Amended Credit Facility). Interest expense is paid quarterly in arrears on the surplus notes. The expense for each interest payment on the surplus notes is based on the three-month LIBOR rate plus 405 to 425 basis points.

          Interest expense is paid quarterly in arrears on the Amended Credit Facility. The interest expense is based on the 30-day LIBOR rate plus 125 basis points. Additionally, we have an interest rate swap agreement on the Amended Credit Facility. Interest paid on the Amended Credit Facility and the interest rate swap was $4.4 million for the nine months ended September 30, 2009.

Results of Operations

          Three Months Ended September 30, 2009 and 2008

          The following table summarizes our consolidated financial results for the three months ended September 30, 2009 and 2008:

	2009 (4)	2008	Increase (Decrease) 2009 over 2008	Percentage Increase (Decrease) 2009 over 2008

	(in thousands, except for percentages)
Selected Financial Data
Gross premiums written(1)	$84,842	$75,857	$8,985	11.8%
Net premiums written(1)	82,790	73,076	9,714	13.3

Net premiums earned	$98,240	$73,131	$25,109	34.3%
Net investment income	22,334	18,474	3,860	20.9
Realized gains (losses) on investments, net	3,564	(1,504)	5,068	n/a
Other income	183	295	(112)	(38.0)

Total revenues	124,321	90,396	33,925	37.5

Losses and LAE	53,395	25,588	27,807	108.7
Commission (benefit) expense	(1,276)	10,121	(11,397)	n/a
Dividends to policyholders	1,539	(8)	1,547	n/a
Underwriting and other operating expenses	33,688	21,915	11,773	53.7
Interest expense	1,824	—	1,824	n/a
Income tax expense (benefit)	4,594	(289)	4,883	n/a

Total expenses	93,764	57,327	36,437	63.6

Net income	$30,557	$33,069	$(2,512)	(7.6)

Selected Operating Data
Losses and LAE ratio	54.3%	35.0%	19.3%
Commission expense ratio	(1.3)	13.8	(15.1)
Dividends to policyholders ratio	1.6	—	1.6
Underwriting and other operating expenses ratio	34.3	30.0	4.3
Combined ratio(2)	88.9	78.8	10.1
Net income before impact of the deferred reinsurance gain—LPT Agreement(3)	$25,889	$28,520	$(2,632)	(9.2)

(1)

On September 1, 2009, we changed our method of recording ECIC written premiums to an annual method. As a result, the method of calculating 2008 written premiums has been conformed for this change to be comparable to 2009 written premiums. The gross and net premiums written for all periods presented are calculated assuming the written premiums are 100% of the estimated annual premium. Historically, written premiums for ECIC were recorded using a billed method, where premiums were recorded at the time policy installments were billed.

(2)

The combined ratio is calculated by dividing the sum of losses and LAE, commission expense, dividends to policyholders and underwriting and other operating expenses by net premiums earned. Because we only have one operating segment, holding company expenses are included in our calculation of the combined ratio.

(3)

We define net income before impact of the deferred reinsurance gain—LPT Agreement as net income less: (a) amortization of deferred reinsurance gain—LPT Agreement and (b) adjustments to LPT Agreement ceded reserves. Deferred reinsurance gain—LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of the deferred reinsurance gain—LPT Agreement is not a measurement of financial performance under GAAP, but rather reflects the difference in accounting treatment between statutory and GAAP, and should not be considered in isolation or as an alternative to net income before income taxes and net income or any other measure of performance derived in accordance with GAAP.

We present net income before impact of the deferred reinsurance gain—LPT Agreement because we believe that it is an important supplemental measure of operating performance to be used by analysts, investors and other interested parties in evaluating us. The LPT Agreement was a non-recurring transaction which does not result in ongoing cash benefits, and, consequently, we believe this presentation is useful in providing a meaningful understanding of our operating performance. In addition, we believe this non-GAAP measure, as we have defined it, is helpful to our management in identifying trends in our performance because the excluded item has limited significance in our current and ongoing operations.

The table below shows the reconciliation of net income to net income before impact of the deferred reinsurance gain—LPT Agreement for the three months ended:

	September 30,

	2009	2008

	(in thousands)

Net income	$30,557	$33,069
Less impact of the deferred reinsurance gain—LPT Agreement	4,668	4,549

Net income before impact of the deferred reinsurance gain—LPT Agreement	$25,889	$28,520

(4)	The table below reflects the impact to our results of operations from the acquisition of AmCOMP for the three months ended September 30:

2009

(in thousands)

Selected Financial Data
Gross premiums written	$29,700
Net premiums written	29,223

Net premiums earned	$39,849
Net investment income	5,235
Realized losses on investments	—
Other income	80

Total revenues	45,164

Losses and LAE	28,294
Commission expense	4,115
Dividends to policyholders	1,534
Underwriting and other operating expenses	11,197
Underwriting and other operating expenses—integration and restructuring	—
Interest expense	394
Income tax benefit	(148)

Total expenses	45,386

Net loss	$(222)

          Net Income

          Net income decreased $2.5 million, or 7.6%, for the three months ended September 30, 2009, compared to the same period of 2008. The change in net income was primarily driven by a $27.8 million increase in losses and LAE and a $11.8 million increase in underwriting and other operating expenses, partially offset by a $25.1 million increase in net premiums earned and an $11.4 million decrease in commission expense related to the $14.1 million increase in the LPT contingent profit commission. Net income increased $0.2 million as a result of the acquired operations of AmCOMP. Net income includes amortization of deferred reinsurance gain—LPT Agreement of $4.7 million and $4.5 million for the three months ended September 30, 2009 and 2008, respectively. Excluding the impact of the LPT Agreement, net income would have been $25.9 million and $28.5 million for the three months ended September 30, 2009 and 2008, respectively.

          Revenues

          Net premiums earned increased 34.3% for the three months ended September 30, 2009, compared to the same period of 2008. The increase was attributable to net premiums earned from our newly acquired Florida insurance subsidiaries, EPIC and EAC, which contributed $39.8 million to net premiums earned for the quarter. This increase was partially offset by lower direct premiums written in certain markets, primarily California and Nevada, which had $14.1 million and $4.1 million lower direct premiums written in the third quarter of 2009 compared to the third quarter of 2008, respectively, as a result of rate reductions, competition and impacts of the economic contraction. The acquired operations, particularly in Florida, have also been affected by the economic contraction, as evidenced by lower estimated payrolls, upon which our premiums are based, combined with rate reductions.

          Our average in-force policy size increased 13.5% to $9,087 from $8,006, at September 30, 2009 and 2008, respectively. Excluding the impact of the acquisition, our average in-force policy size would have decreased $1,191, or 14.9%, to $6,815 at September 30, 2009, as compared to September 30, 2008, primarily due to declining payrolls.

          Net investment income increased 20.9% for the three months ended September 30, 2009. The increase in net investment income was primarily related to the increase in invested assets. Fixed maturity securities acquired in the acquisition accounted for a 25.2% increase in invested assets for the three months ended September 30, 2009, compared to the same period of 2008. The average pre-tax book yield on invested assets decreased to 4.4% at September 30, 2009, as compared to 4.5% at September 30, 2008. The tax equivalent yield on invested assets increased to 5.6% at September 30, 2009, as compared to 5.3% at September 30, 2008.

          For the three months ended September 30, 2009, realized gains on investments were $3.6 million, compared to realized losses of $1.5 for the same period of 2008. The realized gains are attributable to the sale of previously impaired equity securities. The realized losses for the three months ended September 30, 2008 were the result of other-than-temporary impairments on equity securities and one fixed maturity security of $3.8 million, which were partially offset by gains of $2.3 million realized on the sale of equity securities in 2008.

          Expenses

          Losses and LAE increased $27.8 million, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily as a result of the acquisition. Excluding the impact of the acquisition, losses and LAE would have decreased 1.9%, attributable to a decrease in earned premium. The quarter over prior year quarter change in overall net premiums earned reduced losses and LAE by approximately $18.9 million. Losses and LAE were 54.3% and 35.0% of net premiums earned for the three months ended September 30, 2009 and 2008, respectively. Additionally, our current accident year loss estimates were 69.7% and 75.4% for the three months ended September 30, 2009 and 2008, respectively. During the third quarter of 2009, favorable prior accident year loss development decreased $14.6 million, to $10.4 million, compared to the third quarter of 2008.

          The table below reflects the losses and LAE reserve adjustments for the three months ended:

	September 30,

	2009	2008

	(in millions)

Prior accident year favorable development, net	$10.4	$25.0

LPT amortization of the deferred reinsurance gain	$4.7	$4.5
LPT reserve favorable change	$—	$—

          There was no adjustment to the direct reserves subject to the LPT Agreement in either period. Excluding the impact from the LPT Agreement, losses and LAE would have been $58.1 million and $30.1 million, or 59.1% and 41.2%, of net premiums earned for the three months ended September 30, 2009 and 2008, respectively.

          Commission expense decreased $11.4 million, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, resulting in a negative commission expense for the quarter of $1.3 million. The change is primarily attributable to a $14.1 million increase in the accrual for the LPT contingent profit commission, partially offset by the increased commission expense attributable to the acquisition. Excluding the impact of the LPT contingent profit commission, commission expense would have been 13.0% and 13.8% of net premiums earned for the three months ended September 30, 2009 and 2008, respectively. Excluding the impact of the acquisition and the LPT contingent profit commission, our commission expense would have decreased approximately $1.4 million, or 13.8%, primarily attributable to a decrease in net premiums earned.

          Dividends to policyholders increased $1.5 million for the three months ended September 30, 2009, directly attributable to the acquired operations of AmCOMP, particularly the policyholders’ dividend plans in Florida and Wisconsin, which are administered pricing states.

          Underwriting and other operating expenses increased 53.7% for the three months ended September 30, 2009, as compared to the same period of 2008. The increase was primarily related to the acquired operations of AmCOMP. The acquired operations contributed $11.2 million to our underwriting expenses for the third quarter of 2009. Excluding the impact of the acquisition and one-time integration and restructuring charges, our underwriting and other operating expenses would have remained flat. In 2008, there was a $1.6 million decrease in the allowance for bad debts. During the three months ended September 30, 2009, we incurred net one-time integration and restructuring charges of $0.6 million.

          Interest expense increased $1.8 million for the three months ended September 30, 2009. We first incurred debt on September 30, 2008. For the quarter ended September 30, 2008, we had no debt or related interest expense.

          Income taxes increased $4.9 million for the third quarter of 2009 compared to the third quarter 2008. The increase was primarily due to a tax benefit in the three months ended September 30, 2008, related to the final reversal of the liability for previously unrecognized tax benefits of $10.6 million, including interest. The effective tax rate for the three months ended September 30, 2009, was 13.1%, as compared to a tax benefit rate of 0.9%, for the same period of 2008.

          Combined Ratio

          The combined ratio increased 10.1 percentage points for the three months ended September 30, 2009, to 88.9%, compared to 78.8% for the three months ended September 30, 2008. The acquired operations of AmCOMP resulted in an increase in the combined ratio of 16.6 percentage points. Excluding the impact of the acquired operations, the net improvement in the combined ratio was attributable to the increase in the LPT contingent profit commission, partially offset by the decrease in the prior accident year loss development.

Results of Operations

          Nine Months Ended September 30, 2009 and 2008

          The following table summarizes our consolidated financial results for the nine months ended September 30, 2009 and 2008:

	2009 (4)	2008	Increase (Decrease) 2009 over 2008	Percentage Increase (Decrease) 2009 over 2008

	(in thousands, except for percentages)
Selected Financial Data
Gross premiums written(1)	$306,270	$232,431	$73,839	31.8%
Net premiums written(1)	298,159	224,317	73,842	32.9

Net premiums earned	$314,221	$222,842	$91,379	41.0%
Net investment income	68,704	55,915	12,789	22.9
Realized gains (losses) on investments, net	1,060	(3,211)	4,271	n/a
Other income	388	1,155	(767)	(66.4)

Total revenues	384,373	276,701	107,672	38.9

Losses and LAE	166,657	80,344	86,313	107.4
Commission (benefit) expense	25,611	30,465	(4,854)	(15.9)
Dividends to policyholders	5,418	78	5,340	n/a
Underwriting and other operating expenses	102,624	66,536	36,088	54.2
Interest expense	5,608	—	5,608	n/a
Income tax expense	6,698	13,349	(6,651)	(49.8)

Total expenses	312,616	190,772	121,844	63.9

Net income	$71,757	$85,929	$(14,172)	(16.5)

Selected Operating Data
Losses and LAE ratio	53.0%	36.0%	17.0%
Commission expense ratio	8.2	13.7	(5.5)
Dividends to policyholders ratio	1.7	—	n/a
Underwriting and other operating expenses ratio	32.7	29.9	2.8
Combined ratio(2)	95.6	79.6	16.0
Net income before impact of the deferred reinsurance gain—LPT Agreement(3)	$58,380	$72,021	$(13,641)	(18.9)

(1)

On September 1, 2009, we changed our method of recording ECIC written premiums to an annual method. As a result, the method of calculating 2008 written premiums has been conformed for this change to be comparable to 2009 written premiums. The gross and net premiums written for all periods presented are calculated assuming the written premiums are 100% of the estimated annual premium. Historically, written premiums for ECIC were recorded using a billed method, where premiums were recorded at the time policy installments were billed.

(2)

The combined ratio is calculated by dividing the sum of losses and LAE, commission expense, dividends to policyholders and underwriting and other operating expenses by net premiums earned. Because we only have one operating segment, holding company expenses are included in our calculation of the combined ratio.

(3)

We define net income before impact of the deferred reinsurance gain—LPT Agreement as net income less: (a) amortization of deferred reinsurance gain—LPT Agreement and (b) adjustments to LPT Agreement ceded reserves. Deferred reinsurance gain—LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of the deferred reinsurance gain—LPT Agreement is not a measurement of financial performance under GAAP, but rather reflects the difference in accounting treatment between statutory and GAAP, and should not be considered in isolation or as an alternative to net income before income taxes and net income or any other measure of performance derived in accordance with GAAP.

We present net income before impact of the deferred reinsurance gain—LPT Agreement because we believe that it is an important supplemental measure of operating performance to be used by analysts, investors and other interested parties in evaluating us. The LPT

Agreement was a non-recurring transaction which does not result in ongoing cash benefits, and, consequently, we believe this presentation is useful in providing a meaningful understanding of our operating performance. In addition, we believe this non-GAAP measure, as we have defined it, is helpful to our management in identifying trends in our performance because the excluded item has limited significance in our current and ongoing operations.

The table below shows the reconciliation of net income to net income before impact of the deferred reinsurance gain—LPT Agreement for the nine months ended:

	September 30,

	2009	2008

	(in thousands)
Net income	$71,757	$85,929
Less impact of the deferred reinsurance gain—LPT Agreement	13,377	13,908

Net income before impact of the deferred reinsurance gain—LPT Agreement	$58,380	$72,021

(4)	The table below reflects the impact to our results of operations from the acquisition of AmCOMP for the nine months ended September 30:

2009

(in thousands)
Selected Financial Data
Gross premiums written	$123,038
Net premiums written	119,948

Net premiums earned	$128,422
Net investment income	15,958
Realized losses on investments	(155)
Other income	74

Total revenues	144,299

Losses and LAE	92,194
Commission expense	13,012
Dividends to policyholders	5,402
Underwriting and other operating expenses	35,201
Underwriting and other operating expenses—integration and restructuring	1,747
Interest expense	1,315
Income tax benefit	(2,283)

Total expenses	146,588

Net loss	$(2,289)

          Net Income

          Net income decreased $14.2 million, or 16.5%, for the nine months ended September 30, 2009, compared to the same period of 2008. The change in net income was primarily driven by an $86.3 million increase in losses and LAE and a $36.1 million increase in underwriting and other operating expenses, partially offset by a $91.4 million increase in net premiums earned. Net income decreased $2.3 million as a result of the acquired operations of AmCOMP. Net income includes amortization of deferred reinsurance gain—LPT Agreement of $13.4 million and $13.9 million for the nine months ended September 30, 2009 and 2008, respectively. Excluding the impact of the LPT Agreement, net income would have been $58.4 million and $72.0 million for the nine months ended September 30, 2009 and 2008, respectively.

          Revenues

          Net premiums earned increased 41.0% for the nine months ended September 30, 2009, compared to the same period of 2008. The increase was primarily attributable to net premiums earned from our newly acquired Florida insurance subsidiaries, EPIC and EAC, which contributed $128.4 million to net premiums earned for the nine months ended September 30, 2009. This increase was partially offset by lower direct premiums written in certain markets, primarily California and Nevada, which had $30.6 million and $14.5 million lower direct premiums written in the first nine months of 2009 compared to the same period of 2008, respectively, as a result of rate reductions, competition and impacts of the economic contraction. The acquired operations, particularly in Florida, have also been affected by economic contraction, as indicated by lower estimated payrolls, upon which our premiums are based, combined with rate reductions.

          Our average in-force policy size increased 13.5% to $9,087 from $8,006, at September 30, 2009 and 2008, respectively. Excluding the impact of the acquisition, our average in-force policy size would have decreased $1,191, or 14.9%, to $6,815 at September 30, 2009, as compared to September 30, 2008, primarily due to declining payrolls.

          Net investment income increased 22.9% for the nine months ended September 30, 2009. The increase in net investment income was related to the increase in invested assets. Fixed maturity securities acquired from the acquisition accounted for a 25.2% increase in invested assets for the nine months ended September 30, 2009, compared to the same period of 2008. The average pre-tax book yield on invested assets remained constant at 4.6% at September 30, 2009, as compared to the same period 2008. The tax equivalent yield on invested assets increased to 5.6% at September 30, 2009, as compared to 5.3% at September 30, 2008. This was primarily due to the increase in the duration of our fixed maturity securities.

          For the nine months ended September 30, 2009, realized gains on investments were $1.1 million, compared to realized losses of $3.2 for the same period of 2008. The realized gains are attributable to the sale of previously impaired equity securities. Realized gains for the first nine months of 2009 were partially offset by the other-than-temporary impairments in the first two quarters of 2009, totaling $1.9 million. The realized losses for the nine months ended September 2008 were the result of other-than-temporary impairments of $5.5 million on one fixed maturity and equity securities in our investment portfolio, which were partially offset by realized gains of $2.3 million on the sale of equity securities.

          Expenses

          Losses and LAE increased $86.3 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily as a result of the acquisition. Excluding the impact of the acquisition, losses and LAE would have decreased 7.3%, attributable to the decrease in earned premium. The change in overall net premiums earned reduced losses and LAE by approximately $60.5 million. Losses and LAE were 53.0% and 36.0% of net premiums earned for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, favorable prior accident year loss development decreased $13.7 million, to $39.6 million, compared to the same period of 2008. Additionally, our current accident year loss estimates were 69.9% and 66.2% for the nine months ended September 30, 2009 and 2008, respectively.

          The table below reflects the losses and LAE reserve adjustments for the nine months ended:

	September 30,

	2009	2008

	(in millions)

Prior accident year favorable development, net	$39.6	$53.3

LPT amortization of the deferred reinsurance gain	$13.4	$13.9
LPT reserve favorable change	$—	$—

          There was no adjustment to the direct reserves subject to the LPT Agreement in either period. Excluding the impact from the LPT Agreement, losses and LAE would have been $180.0 million and $94.2 million, or 57.3% and 42.3%, of net premiums earned for the nine months ended September 30, 2009 and 2008, respectively.

          Commission expense decreased $4.9 million or 15.9%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The decrease is primarily attributable to a $14.1 million increase in the LPT contingent profit commission, partially offset by increased commission expense attributable to the acquisition. Excluding the impact of the LPT contingent profit commission, commission expense would have been 12.6% and 13.7% of net premiums earned for the nine months ended September 30, 2009 and 2008, respectively. Excluding the impact of the acquisition and the LPT contingent profit commission, our commission expense would have decreased approximately $3.8 million, or 12.4%, primarily attributable to a decrease in net premiums earned.

          Dividends to policyholders increased $5.4 million for the nine months ended September 30, 2009, directly related to the acquired operations of AmCOMP, particularly the policyholders’ dividend plans in Florida and Wisconsin, which are administered pricing states.

          Underwriting and other operating expenses increased 54.2% for the nine months ended September 30, 2009, as compared to the same period in 2008, primarily related to the acquired operations of AmCOMP. The acquired operations contributed $35.2 million to our underwriting expenses for the nine months ended September 30, 2009. Excluding the impact of the acquisition and one-time integration and restructuring charges, our underwriting and other operating expenses would have decreased $4.0 million, primarily due to declining compensation expense not related to restructuring and a decline in premium taxes due to lower net premiums earned. Additionally, during the nine months ended September 30, 2009, we incurred total one-time integration and restructuring charges of $4.9 million, including $2.5 million in severance expenses related to our corporate restructuring.

          Interest expense increased $5.6 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, we had no debt or related interest expense.

          Income taxes decreased 49.8% for the nine months ended September 30, 2009, compared to the same period of 2008. The effective tax rate for the nine months ended September 30, 2009 was 8.5%, as compared to 13.4% for the same period of 2008. The decrease was primarily due to a $20.8 million decrease in pre-tax income, the impact of tax-exempt investment income and change in the LPT contingent profit commission of $14.1 million, which is not subject to income tax. This favorable change was partially offset by the final reversal of the liability for previously unrecognized tax benefits in the amount of $10.6 million, including interest for the nine months ended September 30, 2008.

          Tax-exempt income as a percentage of pre-tax income was 37.5% and 26.4% for the nine months ended September 30, 2009 and 2008, respectively. While we expect the levels of tax-preferred investment income to remain relatively stable during 2009, we cannot be certain how changes to pre-tax income may ultimately impact our effective rate in future periods.

          Combined Ratio

          The combined ratio increased 16.0 percentage points for the nine months ended September 30, 2009, to 95.6%, compared to 79.6% for the nine months ended September 30, 2008. The acquired operations of AmCOMP resulted in an increase in the combined ratio of 13.4 percentage points. Also increasing the combined ratio was the decrease of the favorable prior accident year loss development period over period. The remainder of the increase was primarily the result of lower premiums earned for the period due to rate cuts, competitive pressures, and overall economic conditions, partially offset by the increase in the LPT contingent profit commission.

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

          Historically, we have met our cash requirements and financed our growth principally from underwriting operations, asset maturities, and investment income. The acquisition of AmCOMP was funded through a combination of available cash and funds provided by the Amended Credit Facility.

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

          In February 2008, EHI’s Board of Directors authorized a stock repurchase program (the 2008 Program). The program authorized us to repurchase up to $100 million of our common stock through June 30, 2009. In February 2009, the Board of Directors extended this program through December 31, 2009. Shares may be repurchased from time to time at prevailing market prices in open market or private transactions, in accordance with applicable laws and regulations, and subject to market conditions and other factors. The repurchases may be commenced or suspended from time to time without prior notice. There can be no assurance that we will continue to undertake any repurchase of our common stock pursuant to the 2008 Program. From inception of the 2008 Program through September 30, 2009, we have repurchased 5,403,196 shares of common stock, at the average price paid including commissions of $12.69 per share, for a total of approximately $68.6 million.

          On November 4, 2009, the EHI Board of Directors authorized a share repurchase program for up to $50 million of the Company’s common stock. The Company expects that shares may be purchased at prevailing market prices from January 1, 2010 through December 31, 2010 through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements and other market and economic conditions. Repurchases under the 2010 Stock Repurchase Program may be commenced or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.

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

          Our net cash flows are generally invested in marketable securities. We closely monitor the duration of our investments and investment purchases, and sales are executed with the objective of having adequate funds available for the payment of claims at the subsidiary level and for the subsidiaries to pay dividends to EHI. Because our investment strategy focuses on asset and liability durations, and not on cash flows, asset sales may be required to satisfy obligations or rebalance asset portfolios. At September 30, 2009, our investment portfolio had an effective duration of 5.08, as compared to 4.74 at December 31, 2008, with individual maturities extending out 40 years.

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

          Our insurance subsidiaries are required to have securities on deposit for the protection of injured workers in accordance with various state laws and regulations. At September 30, 2009, investments with a fair value of $564.2 million were on deposit to comply with such laws and regulations. Based on December 31, 2008, statutory financial statements, we were able to reduce our California deposits by approximately $43 million in the third quarter of 2009.

          As of September 30, 2009, we had cash, short-term investments and fixed maturity securities that will mature over the next 24 months of approximately $480.0 million. We plan to repay $50 million of the line of credit provided by the Amended Credit Facility on or before each of December 31, 2009 and 2010 and March 26, 2011. Additionally, we expect one-time integration and restructuring expenditures of approximately $7.5 million in 2009, of which $1.2 million is remaining. Other capital expenditures may include such things as stock repurchases, future stockholder dividends, and support of our growth strategy. We believe that our liquidity needs over the next 24 months will be met with cash from operations, maturing investments and prudent use of credit.

          Cash Flows

          We monitor cash flows at both the consolidated and subsidiary levels and project future cash needs using trend and variance analyses.

          The table below shows our net cash flows for the nine months ended:

	September 30,

	2009	2008

	(in thousands)

Cash and cash equivalents provided by (used in):
Operating activities	$46,367	$55,195
Investing activities	25,485	(19,705)
Financing activities	(62,124)	126,600

Net increase in cash and cash equivalents	$9,728	$162,090

          Net cash provided by operating activities decreased $8.8 million for the nine months ended September 30, 2009, compared to the same period of 2008.

          Items increasing net cash provided by operations included:

•	increased net premiums received of $79.9 million;

•	increased investment income of $12.5 million;

•	decreased commission paid of $0.8 million, including $5.7 million received related to the LPT contingent profit commission; and

•	decreased income taxes paid of $25.9 million.

Items decreasing net cash provided by operations included increased payments for:

•	losses and LAE of $89.8 million;

•	underwriting and other operating expenses of $33.0 million;

•	policyholder dividends of $5.6 million; and

•	interest expense of $5.2 million on the Amended Credit Facility and surplus notes.

          A portion of the increase in underwriting expenses paid was related to one-time integration and restructuring expenses incurred in the first nine months of 2009.

          Net cash provided by investing activities was $25.5 million for the nine months ended September 30, 2009, as compared to $19.7 million of net cash used for the same period of the prior year. The difference was primarily attributable to a reduction in the purchase of fixed maturities, as cash was used for the repurchase of our common stock.

          Net cash used in financing activities was $62.1 million for the nine months ended September 30, 2009, as compared to $126.6 million of net cash provided for the same period in 2008. The majority of cash used by financing activities was to repurchase approximately $53.6 million of our common stock and pay dividends to stockholders. In 2008, the cash was provided by proceeds from our Amended Credit Facility, which cash was later used for the acquisition of AmCOMP.

Investments

          We employ an investment strategy that emphasizes asset quality and considers the durations of fixed maturity securities against anticipated claim payments and expenditures, other liabilities and capital needs. Our investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Currently, we make claim payments from positive cash flow from operations and use excess cash to invest in operations, invest in marketable securities, return capital to our stockholders and fund our growth strategy. As of September 30, 2009, the amortized cost of our investment portfolio was $1.96 billion and the fair value was $2.11 billion.

          At September 30, 2009, our investment portfolio, which is classified as available-for-sale, was made up almost entirely of investment grade fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. As of September 30, 2009, our fixed maturity securities (excluding cash and cash equivalents) had a duration of 5.08. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. Our current investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be “AA.” As of September 30, 2009, our fixed maturity securities portfolio had an average quality of “AA+,” with approximately 77.1% of the carrying value of our investment portfolio rated “AA” or better. Agency-backed mortgage pass-throughs totaled $290.5 million, or 13.7%, of the total portfolio. We had no subprime mortgage debt securities or derivative securities relating thereto as of September 30, 2009.

          We carry our portfolio of equity securities on our balance sheet at fair value. In order to minimize our exposure to equity price risk and the resulting increases and decreases to our assets, we invest primarily in equity securities of mid-to-large capitalization issuers and seek to diversify our equity holdings across several industry sectors. At September 30, 2009, the equity allocation of our investment portfolio was 3.1%, slightly above our target of 3%.

          Given the economic uncertainty and continued market volatility, we believe our allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

          Our investment guidelines have been modified to meet our consolidated business strategy. The revised guidelines incorporate lower fixed income duration parameters, a reduction in target equity balances, a lower target weight for the tax-exempt municipal fixed income sector and revised benchmark compositions. Our overall investment philosophy is to maximize total investment returns within the constraints of prudent portfolio risk. We employ Conning Asset

Management (Conning) to act as our independent investment advisor. Conning follows our written investment guidelines based upon strategies approved by the EHI Board of Directors. In addition to the construction and management of the portfolio, we utilize the investment advisory services of Conning. These services include investment accounting and company modeling using Dynamic Financial Analysis (DFA). The DFA tool is utilized in developing a tailored set of portfolio targets and objectives that are used in constructing an optimal portfolio.

          The following table shows the fair values of various categories of invested assets, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent yield based on the fair value of each category of invested assets as of September 30, 2009:

Category	Estimated Fair Value	Percentage of Total	Yield

	(in thousands, except percentages)

U.S. Treasuries	$166,025	7.9%	3.9%
U.S. Agencies	137,455	6.5	4.4
States and municipalities	1,053,320	49.8	5.8
Corporate securities	344,210	16.3	6.2
Residential mortgaged-backed securities	294,958	13.9	5.7
Commercial mortgaged-back securities	36,366	1.7	5.2
Asset-backed securities	13,782	0.7	5.3
Short-term investments	3,000	0.1	6.6
Equity securities	65,746	3.1	4.3

Total investments	$2,114,862	100.0%

Weighted average yield			5.6

          The average credit rating for our fixed maturity portfolio, using ratings assigned by Standard & Poor’s, was AA+ at September 30, 2009. The following table shows the ratings distribution of our fixed income portfolio as of September 30, 2009, as a percentage of total market value:

Rating	Percentage of Total Market Value

“AAA”	41.3%
“AA”	35.7%
“A”	17.6%
“BBB”	5.4%

Total	100.0%

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

          For the nine months ended September 30, 2009, we recognized an impairment of $1.9 million in the fair value of equity securities in our investment portfolio. The impairment was recognized as a result of the severity and duration of the decline in the market values of these securities primarily due to market conditions. We determined that the remaining unrealized losses on securities in our investment portfolio were not considered to be other-than-temporary due to the financial condition and the near term prospects of the issuers and/or the interest rate environment and not the credit quality of the issuers. Based on our review as described above, we believe that we have appropriately identified other-than-temporary declines in fair value of our remaining unrealized losses at September 30, 2009.

          The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of our investments at September 30, 2009, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Fixed maturity securities
U.S. Treasuries	$156,549	$9,548	$(72)	$166,025
U.S. Agencies	129,101	8,354	—	137,455
States and municipalities	983,993	69,731	(404)	1,053,320
Corporate	318,774	26,129	(693)	344,210
Residential mortgaged-backed securities	278,169	17,558	(769)	294,958
Commercial mortgaged-backed securities	36,046	616	(296)	36,366
Asset-backed securities	13,220	562	—	13,782

Total fixed maturity securities	1,915,852	132,498	(2,234)	2,046,116
Short-term investments	2,998	2	—	3,000

Total fixed maturity and short-term investments	1,918,850	132,500	(2,234)	2,049,116

Equity securities
Consumer goods	14,739	6,991	(10)	21,720
Energy and utilities	4,715	4,708	—	9,423
Financial	6,611	2,914	(7)	9,518
Technology and communications	7,930	6,159	(3)	14,086
Industrial and other	6,257	4,743	(1)	10,999

Total equity securities	40,252	25,515	(21)	65,746

Total investments	$1,959,102	$158,015	$(2,255)	$2,114,862

          Fixed income risk premiums and credit spread reductions in non-Treasury fixed income sectors, particularly in corporates and municipals, during the nine months ended September 30, 2009, resulted in a $91.1 million increase in net unrealized gains in our fixed maturity securities portfolio from $39.2 million at December 31, 2008 to $130.3 million at September 30, 2009.

          We are required by various state laws and regulations to keep securities in a depository account. At September 30, 2009 and 2008, securities having a fair value of $564.2 million and $518.3 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit and in all cases are restricted or limited to fixed maturity securities. Additionally, certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by us. The fair value of securities held in trust for reinsurance at September 30, 2009 and 2008, was $6.1 million and $5.0 million, respectively. The Amended Credit Facility is secured by fixed maturity securities and cash and cash equivalents, which had a fair value of $211.7 million and $186.7 million at September 30, 2009 and 2008, respectively.

Contractual Obligations and Commitments

          The following table identifies our long-term debt and contractual obligations as of September 30, 2009:

	Payment Due By Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

	(in thousands)

Operating Leases	$35,855	$3,187	$13,149	$9,518	$10,001
Purchased Liabilities	7,825	745	4,963	1,921	196
Notes Payable(1)	220,524	52,049	104,661	2,918	60,896
Capital Leases	304	213	56	35	—
Losses and LAE reserves (2)(3)	2,443,644	246,702	302,932	213,458	1,680,552

Total Contractual Obligations	$2,708,152	$302,896	$425,761	$227,850	$1,751,645

(1)

Notes payable obligations reflect payments for the principal and estimated interest expense that is based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of September 30, 2009. The interest rates range from 1.54% to 5.50%. The Amended Credit Facility has principal payments of $50 million due December 31, 2009, December 31, 2010 and March 26, 2011.

(2)	The losses and LAE reserves are presented gross of our reinsurance recoverables on unpaid losses, which are as follows for each of the periods presented above:

	Recoveries Due By Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

	(in thousands)

Reinsurance Recoverables	$(1,047,139)	$(43,953)	$(85,073)	$(82,237)	$(835,876)

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

          Reserves for Losses and Loss Adjustment Expenses

          We are directly liable for losses and LAE under the terms of insurance policies our insurance subsidiaries underwrite. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. Our loss reserves are reflected in our balance sheets under the line item caption “unpaid losses and loss adjustment expenses.” As of September 30, 2009, our reserves for unpaid losses and LAE, net of reinsurance, were $1.40 billion.

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

          Our reserve for unpaid losses and LAE (gross and net), as well as the above-described main components of such reserves were as follows:

	September 30, 2009	December 31, 2008

	(in thousands)

Case reserves	$893,769	$886,789
IBNR	1,236,793	1,293,313
LAE	313,082	326,376

Gross unpaid losses and LAE	2,443,644	2,506,478
Less: Reinsurance recoverables on unpaid losses and LAE, gross	1,047,139	1,076,350

Net unpaid losses and LAE	$1,396,505	$1,430,128

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

          The following table provides a reconciliation of the beginning and ending loss reserves on a GAAP basis:

	For the Nine Months Ended September 30, 2009	For the Year Ended December 31, 2008

	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,506,478	$2,269,710
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	1,076,350	1,052,641

Net unpaid losses and LAE at beginning of period	1,430,128	1,217,069
Losses and LAE, net of reinsurance, acquired in business combinations	—	247,006
Losses and LAE, net of reinsurance, incurred in:
Current period	219,627	226,643
Prior periods	(39,593)	(71,707)

Total net losses and LAE incurred during the period	180,034	154,936
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	48,166	53,397
Prior periods	165,491	135,486

Total net payments for losses and LAE during the period	213,657	188,883

Ending unpaid losses and LAE, net of reinsurance	1,396,505	1,430,128
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,047,139	1,076,350

Unpaid losses and LAE, gross of reinsurance, at end of period	$2,443,644	$2,506,478

          Estimates of incurred losses and LAE attributable to insured events of prior years decreased due to continued favorable development in such prior accident years (actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated). The reduction in the estimated liability for unpaid losses and LAE related to prior years was $39.6 million for the nine months ended September 30, 2009 and $71.7 million for the year ended December 31, 2008.

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

          It is likely that ultimate losses and LAE will differ from the loss reserves recorded in our September 30, 2009 balance sheet. Actual losses and LAE payments could be greater or less than our projections, perhaps significantly.

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

          Loss Portfolio Transfer (LPT)

          Under the LPT Agreement, $1.525 billion in liabilities for incurred but unpaid losses and LAE related to claims incurred by EICN prior to July 1, 1995 was ceded for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were approximately $899.0 million and $929.6 million as of September 30, 2009 and December 31, 2008, respectively. Losses and LAE paid with respect to the LPT Agreement totaled approximately $478.4 million and $447.9 million as of September 30, 2009 and December 31, 2008, respectively.

          We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain was recorded as a liability in our consolidated balance sheet. This gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. In addition, we are entitled to receive a contingent commission under the LPT Agreement. The contingent commission is estimated based on both actual results to date and projections of expected ultimate losses under the LPT Agreement. Increases and decreases in the estimated contingent commission are reflected in our commission expense in the period that the estimate is revised.

          New Accounting Standards

          In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 was effective for financial statements issued for periods ending after September 15, 2009. The Company adopted SFAS No. 168 on July 1, 2009 and it had no material impact on the Company’s consolidated financial condition and results of operations.

          In April 2009, the FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). FSP FAS 115-2 changes the accounting for other-than-temporary impairments (OTTI) on debt securities by: (a) replacing the current requirement that a holder has the positive intent to hold an impaired debt security to recovery with a requirement that a holder does not have the intent to sell an impaired debt security and it is not more likely than not that it will be required to sell the debt security before recovery; (b) requiring the OTTI to be separated into: (i) the amount representing the decrease in cash flows expected to be collected (credit loss), which is recognized in earnings and (ii) the amount representing all other factors, which is recognized in other comprehensive income; and (c) amending existing disclosure requirements, extending those requirements to interim periods and requiring new disclosures intended to provide further disaggregated information as well as information about how the amount of OTTI that was recognized in earnings was determined. Upon adoption, FSP FAS 115-2 requires entities to report a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the non-credit loss component, previously recognized in earnings, from retained earnings to other comprehensive income. FSP FAS 115-2 was effective for interim and annual periods ending after June 15, 2009 and had no impact on the consolidated financial position or results of operations. The Company has included the required disclosures in Note 5. The guidance for FSP

FAS 115-2 may now be found in the new codification as a component of ASC 320-10-35, Investments–Debt and Equity Securities.

          In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance on: (a) estimating fair value when the volume of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability; and (b) identifying circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 requires additional interim disclosures of the inputs and valuation techniques used to measure fair value. Additionally FSP FAS 157-4 modifies the current fair value disclosure categories for debt and equity securities. FSP FAS 157-4 was effective for interim and annual periods ending after June 15, 2009 and did not have a material impact on the consolidated financial statements. The guidance for FSP FAS 157-4 may now be found in the new codification as a component of ASC 820-10-65-4, Fair Value Measurements and Disclosures.

          In April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures About Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 107-1 extends the annual disclosure requirements of SFAS 107, Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. FSP FAS 107-1 is effective for interim and annual periods ending after June 15, 2009. The Company has included required disclosures in these Notes to Consolidated Financial Statements. The guidance for FSP FAS 107-1 may now be found in the new codification as a component of ASC 825-10-65-1, Financial Instruments.

          In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for periods ending after June 15, 2009. SFAS No. 165 had no impact on our consolidated financial condition or results of operations. We evaluated subsequent events through November 5, 2009. The guidance for SFAS No. 165 may now be found in the new codification as a component of ASC 855, Subsequent Events.

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

Interest Rate Risk

          Our investment portfolio consists primarily of fixed maturity securities with a fair value of $2.05 billion at September 30, 2009. The primary market risk exposure to our fixed maturity securities portfolio is interest rate risk, which we limit by managing the duration of our investment portfolio.

          Fixed maturity securities include residential mortgage-backed securities, which totaled $295.0 million, or 14.0% of the total portfolio as of September 30, 2009. Agency-backed mortgage pass-throughs totaled $290.5 million, 98.5% of the mortgage-backed securities portion of the portfolio, or 13.7%, of the total portfolio.

          The following table summarizes our interest rate risk illustrating the sensitivity of the fair value of fixed maturity securities to selected hypothetical changes in interest rates as of September 30, 2009. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturity securities portfolio and stockholders’ equity.

	Hypothetical Change in Interest Rates	Estimated Increase (Decrease) in Fair Value

		(in thousands, except percentages)
300	basis point rise	$(275,502)	(13.5)%
200	basis point rise	(190,914)	(9.3)
100	basis point rise	(98,794)	(4.8)
50	basis point decline	51,108	2.5
100	basis point decline	103,132	5.0

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

          The following table summarizes the repurchase of our common stock for the three months ended September 30, 2009:

Period	Total Numbers of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program (2)

				(millions)
July 1—July 31, 2009	478,200	$13.17	478,200	$47.4
August 1—August 31, 2009	491,834	14.86	491,834	40.1
September 1—September 30, 2009	577,072	15.08	577,072	31.4

Total Repurchase	1,547,106	$14.42	1,547,106

(1)	Includes fees and commissions paid on stock repurchases.

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

     On November 4, 2009, the EHI Board of Directors authorized a share repurchase program for up to $50 million of the Company’s common stock. The Company expects that shares may be purchased at prevailing market prices from January 1, 2010 through December 31, 2010 through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements and other market and economic conditions. Repurchases under the 2010 Stock Repurchase Program may be commenced or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

     The following is provided pursuant to Item 5.03 of Form 8-K, "Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year." Effective November 4, 2009, the Company's Board of Directors amended the Company's Bylaws. The Bylaws were amended to, among other things, expand the information required to be provided to the Company by a stockholder proposing business or making a director nomination. A summary of the material amendments to the Bylaws follows:

1.

Article I, Sections 9 and 10 were amended to require a stockholder (a) proposing business at an annual meeting or (b) nominating a person for election to the Board of Directors at an annual or special meeting of stockholders to disclose additional information regarding the stockholder. In addition to other matters, the notice to the Company must disclose the stockholder's (i) name and address and a description of the proposal or certain information about the director nominee; (ii) ownership of derivative securities and information regarding any other transaction, agreement, arrangement or understanding involving the stockholder with the effect or intent of mitigating losses, managing risk or benefiting from share price changes, or increasing or decreasing the voting power or economic interest of such stockholder or any of its affiliates or associates; and (iii) other interests in the proposed business or nomination. A stockholder proposing business or making a nomination must update the notice provided to the Company to the extent that the information contained in the notice changes in any material respect as of the record date for the applicable stockholder meeting.

2.

Article I, Sections 9 and 10 were amended to provide that the Company is required to re-open the advance notice window for business proposed by a stockholder to be brought before an annual meeting and nominations of directors if the date of the annual meeting is not set for within 25 (rather than 30) days of the anniversary date of the prior year's meeting.

3.

Article I, Section 9 of the Bylaws was amended to make clear that the advance notice applies to any business proposed to be brought before an annual meeting of stockholders, other than any proposal made pursuant to Rule 14a-8 of the SEC.

     The foregoing description of the amendments to the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached hereto as Exhibit 3.1 and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.		Included Herewith	Incorporated by Reference Herein

	Description of Exhibit		Form	Exhibit	Filing Date

3.1	Amended and Restated By laws of Employers Holdings, Inc.	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of William E. Yocke Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of William E. Yocke Pursuant to Section 906	X

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	November 5, 2009	By:		/s/ Douglas D. Dirks

			Name:	Douglas D. Dirks
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2009	By:		/s/ William E. Yocke

			Name:	William E. Yocke
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)