Form 10-K
period 2009-12-31
Employers Holdings, Inc.
filed 2010-02-25
CIK 1379041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

*Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 was $620,534,946.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Class	February 19, 2010
Common Stock, $0.01 par value per share	42,588,446 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2010 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include those related to our expected financial position, business, financing plans, litigation, future premiums, revenues, earnings, pricing, investments, business relationships, expected losses, loss reserves, acquisitions, competition and rate increases with respect to our business and the insurance industry in general. These forward-looking statements reflect our views with respect to future events and financial performance. The words “believe,” “expect,” “plan,” “intend,” “project,” “estimate,” “may,” “should,” “will,” “continue,” “potential,” “forecast” and “anticipate” and similar expressions identify forward-looking statements. Although we believe that these expectations reflected in such forward-looking statements are reasonable, we can give no assurance that the expectations will prove to be correct. Actual results may differ from those expected due to risks and uncertainties, including those discussed in “Risk Factors” in Item 1A of this report and the following:

•	impact of the unprecedented volatility and uncertainty in the financial markets;

•	adequacy and accuracy of our pricing methodologies;

•	our dependence on a concentrated geographic market and on the workers’ compensation market;

•	developments in the frequency or severity of claims and loss activity that our underwriting, reserving or investment practices do not anticipate based on historical experience or industry data;

•	downgrade of our rating or changes in rating agency policies or practices;

•	negative developments in the workers’ compensation insurance market;

•

increased competition on the basis of coverage availability, claims management, safety services, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial ratings and reputation;

•	changes in the availability, cost or quality of reinsurance and failure of our reinsurers to pay claims timely or at all;

•	changes in regulations or laws applicable to us, our policyholders or the agencies that sell our insurance;

•	changes in legal theories of liability under our insurance policies;

•	effects of acts of war, terrorism or natural or man-made catastrophes;

•	non-receipt of expected payments;

•	performance of the financial markets and their effects on investment income and the fair values of investments;

•	failure of our information technology or communications systems;

•	adverse state and federal judicial decisions;

•	litigation and government proceedings;

•	loss of the services of any of our executive officers or other key personnel;

•	cyclical nature of the insurance industry;

•	changes in demand for our products;

•	our status as an insurance holding company with no direct operations;

•	the effects of acquisitions that we may undertake; and

•	changes in general economic conditions, including interest rates, inflation and other factors.

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

NOTE REGARDING RELIANCE ON STATEMENTS IN OUR CONTRACTS

The agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and:

•	were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement;

•	may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

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

We are a specialty provider of workers’ compensation insurance focused on select small businesses engaged in low to medium hazard industries. We employ a disciplined, conservative underwriting approach designed to individually select specific types of businesses, predominantly those in the four lowest of the seven workers’ compensation insurance industry-defined hazard groups, that we believe will have fewer and less costly claims relative to other businesses in the same hazard groups. Workers’ compensation is a statutory system under which an employer generally is required to provide coverage for its employees’ medical, disability, vocational rehabilitation and death benefit costs for work-related injuries or illnesses. We distribute our products almost exclusively through independent agents and brokers and through our strategic partnerships and alliances. We operate as a single reportable segment and conduct operations in 30 states, with approximately 50% of our business in California.

In January 2009, we began implementation of a strategic restructuring plan to achieve the corporate and operational objectives of the acquisition and integration of AmCOMP Incorporated (AmCOMP), and in response to then current economic conditions. The restructuring plan included net staff reductions of approximately 150 employees, or 14% of our total workforce, and consolidation of corporate functions into our Reno, Nevada headquarters. The restructuring, which consisted of office consolidations, rebranding and staff reductions, was largely completed in the first half of 2009. The remainder of our integration plan, including consolidation of our claims and underwriting systems, was completed in January 2010.

In June 2009, Standard & Poor’s added the Company to the S&P SmallCap 600 Index, which we believe is one of the leading small-capitalization market indices in the United States.

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

We had net premiums written of $368.3 million and $308.3 million, total revenues of $495.9 million and $396.8 million and net income of $83.0 million and $101.8 million for the years ended December 31, 2009 and 2008, respectively. Our combined ratio on a statutory basis was 99.0% for the year ended December 31, 2009 (elsewhere in this report, unless otherwise stated, the term “combined ratio” refers to a calculation based on U.S. generally accepted accounting principles (GAAP)). For the purpose of calculating our combined ratio on a statutory basis, the results of operations of AmCOMP are included for the 12 months ended December 31, 2008. Our combined ratio on a statutory basis for the five years ended December 31, 2008 was 84.9%. This ratio was lower than the industry composite combined ratio calculated by A.M. Best for individual companies for which more than 50% of their business is in workers’ compensation. The industry combined ratio on a statutory basis for these companies was 105.9% during the same five-year period. Companies with lower combined ratios than their peers generally experience greater profitability. We had total assets of $3.7 billion at December 31, 2009.

Our corporate structure is as follows:

The states of domicile of our four insurance subsidiaries are as follows:

State of Domicile
Employers Insurance Company of Nevada (EICN)	Nevada
Employers Compensation Insurance Company (ECIC)	California
Employers Preferred Insurance Company (EPIC)	Florida
Employers Assurance Company (EAC)	Florida

History

On January 1, 2000, our Nevada insurance subsidiary, EICN, assumed all the assets, liabilities and operations of the Nevada State Industrial Insurance System (the Fund), including in-force policies and historical liabilities associated with the Fund for losses prior to January 1, 2000, pursuant to legislation enacted in the 1999 Nevada legislature. In connection with that assumption, our Nevada insurance subsidiary assumed the Fund’s rights and obligations under a retroactive 100% quota share reinsurance agreement (referred to as the LPT Agreement), which the Fund had entered into with third party reinsurers. The LPT Agreement substantially reduced the exposure to losses for pre-July 1995 Nevada insured risks. The Fund, which was an agency of the State of Nevada, had over 80 years of workers’ compensation experience in Nevada. Subsequently, through July 2002, we operated exclusively in Nevada.

We formed a wholly-owned stock corporation incorporated in California, ECIC, and on July 1, 2002 we acquired the renewal rights to a book of workers’ compensation insurance business, and certain other tangible and intangible assets from Fremont Compensation Insurance Group and its affiliates, or collectively, Fremont. The book of business we acquired from Fremont was primarily comprised of accounts in California and, to a lesser extent, in Colorado, Idaho, Montana and Utah. As a result of this transaction, we were able to establish our important relationships and distribution agreements with ADP, Inc. (ADP) and Anthem Blue Cross, an operating subsidiary of Wellpoint, Inc. (Wellpoint).

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

On October 31, 2008, we acquired 100% of the outstanding common stock of AmCOMP (the Acquisition). The Acquisition included two insurance subsidiaries and three other subsidiaries: EIG Services, Inc. (formerly Pinnacle Administrative Company), Pinnacle Benefits, Inc. and AmSERV, Inc. The newly acquired insurance subsidiaries, EPIC and EAC, are mono-line workers’ compensation insurance companies focused on small businesses engaged in low to medium hazard industries, primarily in Southeastern and Midwestern states.

Our Strategies

We plan to continue pursuing profitable growth and favorable return on equity through the following strategies:

Maintain Focused Operations

We focus on providing workers’ compensation insurance to select small businesses engaged in low to medium industry-defined hazard groups. We believe this focus provides us with a unique competitive advantage because we are able to gain in-depth customer and market knowledge and expertise. We execute our business strategy through regional managers and their local teams who have a deep understanding of the business climate and our targeted policyholders in the states in which we operate. Our focus on small businesses also enables us to provide specialized attention to our customers’ unique needs, which we believe leads to higher satisfaction and policy retention.

Maintain Focus on Underwriting Profitability

We intend to maintain focus on disciplined underwriting and continue to pursue profitable growth opportunities across market cycles. We carefully monitor market trends to assess new business opportunities that we expect will meet our pricing and risk standards.

We employ a disciplined, conservative and highly automated underwriting approach designed to individually select specific types of businesses that we believe will have fewer and less costly claims relative to other businesses in the same industry-defined hazard group. Within each industry-defined hazard group, our underwriters use their local market expertise and disciplined underwriting to assess employers and risks on an individual basis and to select those types of employers and risks that allow us to generate attractive returns. We believe that as a result of our disciplined underwriting standards, we are able to price our policies competitively and profitably.

Continue to Grow in Our Existing Markets

We plan to continue to seek profitable growth in our existing markets by addressing the workers’ compensation insurance needs of small businesses, which we believe represent a large and profitable market segment. We intend to expand our presence in our existing markets, including significant new markets serviced by our acquired insurance subsidiaries, EPIC and EAC, by seeking to expand our relationships with agents and by entering into additional strategic partnerships and alliances. We believe that the A.M. Best “A-” (Excellent) financial strength rating issued to EPIC and EAC, which were not previously rated, will also create additional growth opportunities.

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

Capitalize on Strategic Partnerships and Alliances to Reach Target Markets

We intend to continue to leverage our partnerships and alliances, taking into account the adequacy of premium rates, market dynamics, the labor market, political and economic conditions and the regulatory environment. Our strategic partnerships with ADP and Wellpoint have allowed us to access new customers and to write attractive business in an efficient manner. We are actively pursuing additional strategic partnership and alliance opportunities.

Capitalize on the Flexibility of Our Corporate Structure

As a publicly traded company, we have access to capital and equity markets. We believe this gives us financial and strategic flexibility to consider acquisitions, joint ventures and other strategic transactions, as well as new product offerings that make strategic sense for our business while achieving our goal of profitable growth.

Maintain Capital Strength

We believe that our financial strength is an important factor for independent agents, brokers and customers selecting our products. We intend to manage our capital prudently relative to our overall risk exposure, establishing adequate loss reserves to protect against future adverse developments while seeking to grow profits and long-term stockholder value. We will continue to fund the growth of our business and invest in infrastructure and may return capital to stockholders in order to achieve an optimal level of overall leverage to support our underwriting activities and to maintain our financial strength and ratings over the long-term.

As a result of the volatility in the financial markets and the tightening of the credit markets, we have taken steps to improve our liquidity, including increasing levels of cash and cash equivalents. We believe that opportunities to further expand our insurance operations and to invest at attractive returns will be available to us in the future. We believe that increasing liquidity and preserving available cash now will allow us greater flexibility in reacting to changes in the investment markets in the future.

Leverage Infrastructure, Technology and Systems

We believe we have an efficient, cost-effective and scalable infrastructure that complements our geographic reach and business model. We have developed a highly automated underwriting system, which allows for the electronic submission and review of insurance applications that employs our underwriting standards and guidelines. We believe our policy administration system reduces transaction costs and provides for more efficient and timely processing of applications for small policies that meet our standards. We believe this saves our independent agents and brokers considerable time in processing customer applications and maintains our competitiveness in our target markets. In January 2009, we implemented a new claims system that is designed to improve efficiency and enhance our ability to support claims processing. We will continue to invest in technology and systems across our business to maximize efficiency and create increased capacity that will allow us to lower our expense ratios while growing premiums. In January 2010, EPIC and EAC were successfully converted to both our policy administration and claims administration systems.

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

Workers’ compensation insurance policies generally provide that the insurance company will pay all benefits that the insured employer may become obligated to pay under applicable workers’ compensation laws. Each state has a statutory, regulatory and adjudicatory system that sets the amount of wage replacement to be paid, determines the level of medical care required to be provided, establishes the degree of permanent impairment and specifies the options in selecting healthcare providers. These state laws generally require two types of benefits for injured employees: (a) medical benefits, which include expenses related to diagnosis and treatment of an injury and/or disease, as well as any required rehabilitation and (b) indemnity payments, which consist of temporary wage replacement, permanent disability payments and death benefits to surviving family members. To fulfill these mandated financial obligations, virtually all businesses are required to purchase workers’ compensation insurance or, if permitted by state law or approved by the U.S. Department of Labor, to self-insure, thereby retaining all risk. The businesses may purchase workers’ compensation coverage from a private insurance company such as our insurance subsidiaries, a state-sanctioned assigned risk pool, a state agency, or a self-insurance fund (an entity that allows businesses to obtain workers’ compensation coverage on a pooled basis, typically subjecting each employer to joint and several liability for the entire fund).

Workers’ compensation was the fourth largest property and casualty insurance line in the U.S. in 2008, on a net written premium basis, according to A.M. Best. A.M. Best reported direct premiums written in 2008 (the most recent data available) for the workers’ compensation industry (excluding governmental writers) were approximately $39.0 billion, or 7.9% of the estimated $492.9 billion in direct premiums written for the property and casualty insurance industry as a whole. According to A.M. Best, we were the fourteenth largest writer of non-governmental workers’ compensation insurance in the United States in 2008.

Excluding governmental writers, premium volume in the workers’ compensation industry was down 10.7% in 2008 compared to 2007, while the entire property and casualty industry experienced an 8.7% increase in direct premiums written for the same time period, according to A.M. Best.

The workers’ compensation insurance industry classifies risks into seven industry-defined hazard groups, as defined by the National Council on Compensation Insurance (NCCI), based on severity of claims with businesses in the first or lowest group having the lowest claims costs. Businesses in the four lowest industry-defined hazard groups include restaurants, stores, educational institutions, physician offices, dentist offices, clothing manufacturers, machine shops, automobile and automobile service or repair centers and drivers.

Competition and Market Conditions

In 2009, the workers’ compensation sector continued to see average medical and indemnity claims costs rise as claim frequency declined. We believe the current environment is characterized by decreased operating margins caused primarily by a combination of decreasing premiums due to continued downward rate pressure and declining payrolls and increased price competition. In 2009 and going forward into 2010, we continue to have concerns related to increased volatility and uncertainty in the financial markets and the current economic conditions, including the high rate of unemployment. We believe that overall market conditions, while challenging, still allow for profitable operations.

Our competitors include, but are not limited to, other specialty workers’ compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, third-party administrators, self-insurance funds and state insurance pools. Many of our existing and potential competitors are significantly larger and possess considerably greater financial and other resources than we do. Consequently, they can offer a broader range of products, provide their services nationwide, and/or capitalize on lower expenses to offer more competitive pricing. Our three primary competitors in California are the California State Compensation Insurance Fund, Berkshire Hathaway Insurance Group, and Republic Indemnity Company of America.

Competition in the workers’ compensation insurance industry is based on many factors, including:

•	pricing (either through premium rates or participating dividends);

•	level of service;

•	insurance ratings;

•	capitalization levels;

•	quality of care management services;

•	loss cost management;

•	effective loss prevention; and

•	the ability to reduce claims expense.

Our A.M. Best rating of “A-” (Excellent), allows us to compete effectively for our target customers, select small businesses engaged in low to medium hazard industries. In addition, we believe our competitive advantages include our strong reputation in the markets in which we operate, excellent claims service, experienced and professional independent agents and brokers, and our strategic partnerships and alliances. We also strive to maintain the quality of our care management services, and to provide consultation services to clients to educate them on loss prevention and loss reduction strategies. We also compete on price, based on our actuarial analysis of current and anticipated loss cost trends, as appropriate.

California Market

California is the largest workers’ compensation insurance market in the United States. In 2008, California accounted for an estimated $7.6 billion in direct premiums written according to the 2009 Best’s State/Line Report for property casualty lines of business, or approximately 16.5% of the U.S. workers’ compensation market. Our direct premiums written in California were $222.4 million in 2008. This made us the ninth largest non-governmental writer of workers’ compensation in the state, as reported by A.M. Best.

California is a very competitive market. Although we continue to see an increase in new business submittals, the economic conditions in the state, including the high rate of unemployment, have contributed to a lower average policy size.

In 2003 and 2004, California enacted three key pieces of workers’ compensation legislation that reformed medical determinations of injuries or illness, established medical fee schedules, allowed for the use of medical provider panels, modified benefit levels, changed the proof needed to file claims, and reformed many additional areas of the workers’ compensation benefits and delivery system. Workers’ compensation insurers in California responded to these reforms, which have reduced claim costs, by reducing their rates through 2008.

In October 2008, the Workers’ Compensation Insurance Rating Bureau (WCIRB) recommended a 16.0% increase in the claims cost benchmark, representing advisory pure premium rates. The California Commissioner of Insurance (California Commissioner) responded with the approval of a 5.0% average increase in the claims cost benchmark on new and renewal policies beginning January 1, 2009.

Based upon our actuarial analysis of current and anticipated loss cost trends, we filed for an average 10.0% rate increase in California for new and renewal policies incepting on or after February 1, 2009.

In April 2009, the WCIRB submitted a revised recommendation to increase the claims cost benchmark 23.7% effective July 1, 2009. This recommendation was based upon two principal components: the WCIRB’s evaluation of December 31, 2008 loss experience produced an indicated increase in the claims cost benchmark of 16.9%, indicating increased medical costs and an increase of 5.8% directly attributable to additional costs arising from Workers’ Compensation Appeals Board decisions. On July 8, 2009, the California Commissioner rejected the recommendation of the WCIRB and left the claims cost benchmark unchanged.

We increased our rates in California by an average of 10.5% for all new and renewal policies incepting on or after August 15, 2009.

In August 2009, the WCIRB recommended a 22.8% increase in the claims cost benchmark effective January 1, 2010. This recommendation was based upon the WCIRB’s evaluation of March 31, 2009 loss experience, which produced an indicated increase in the claims cost benchmark of 16.0%, again reflecting increased medical costs. The recommendation also indicated an increase of 5.8% directly attributable to additional costs arising from several Workers’ Compensation Appeals Board decisions. On November 9, 2009, the California Commissioner again rejected the WCIRB recommendation and left the claims cost benchmark unchanged.

On March 15, 2010, we will increase our rates in California 3.0% on new and renewal policies.

Other Significant Markets

Florida Market. Florida is an “administered pricing” state. In administered pricing states, insurance rates are set by the state insurance regulators and are adjusted periodically. Rate competition generally is not permitted and consequently, policy dividend programs, which reflect an insured’s risk profile, are an important competitive factor.

Effective in October 2003, workers’ compensation reform legislation was enacted in Florida in an effort to reverse a trend of increasing costs in the state. These reforms have reduced claim costs and resulted in subsequent rate decreases, including an 18.6% average rate decrease for new and renewal policies incepting on or after January 1, 2009. The NCCI cited a significant drop in claims frequency and a reduction in the cost of claims as reasons for this most recent rate reduction.

On February 10, 2009, the Florida Insurance Commissioner (Florida Commissioner) approved a 6.4% increase in workers’ compensation rates for new and renewal business incepting on or after April 1, 2009. This rate increase was in response to an October 2008 Florida Supreme Court decision that materially impacted the statutory caps on attorney fees that were part of the 2003 reforms. In June 2009, the Florida Commissioner approved a 6.0% decrease in workers’ compensation rates effective July 1, 2009, for new and renewal policies and the unexpired portions of in-force policies with inception dates from April 1, 2009 through June 30, 2009. This rate decrease was due to the impact of Florida House Bill 903, which restored the statutory caps on attorney fees.

In August 2009, NCCI recommended a 6.8% overall average rate decrease in Florida for new and renewal policies incepting on or after January 1, 2010. According to the NCCI, this decrease was the result of significant reductions in claims frequency, although the NCCI noted that the pace of improvement has moderated. The Florida Commissioner approved this rate decrease, making a 63.2% cumulative rate decrease since the reforms of 2003.

Wisconsin Market. Wisconsin is also an “administered pricing” state. In July 2008, the Wisconsin Commissioner of Insurance (Wisconsin Commissioner) approved a 2.9% overall rate increase on new and renewal policies incepting on or after October 1, 2008. On May 14, 2009, the Wisconsin Compensation Rating Bureau recommended an overall rate increase of 0.4% for new and renewal policies incepting on or after October 1, 2009. On July 29, 2009, the Wisconsin Commissioner approved the recommended increase.

Nevada Market. As a result of increased competition, as well as decreasing claim costs, we have reduced our premium rates by 21.4% from 2003 through 2009. Beginning in 2007 and continuing through 2009, we saw competition from the self-insured market and a significant decline in payrolls.

We filed for an average 7.8% rate decrease for new and renewal policies incepting on or after March 1, 2009. Additionally, on March 1, 2010, we will decrease rates in Nevada 7.6% on new and renewal policies.

Illinois Market. In 2008, the Illinois Commissioner of Insurance (Illinois Commissioner) approved 3.5% and 2.5% average rate increases on new and renewal policies incepting on or after January 1, 2009 and April 1, 2009, respectively. EAC, our primary insurance subsidiary doing business in Illinois, increased average rates 2.8% and 2.5% on new and renewal policies incepting on or after January 1, 2009 and April 1, 2009, respectively.

In September 2009, the NCCI recommended no change to the overall premium level and an overall loss cost level decrease of 0.1% for industrial classes to become effective on January 1, 2010, for new and renewal policies. On November 10, 2009, the Illinois Commissioner approved the recommended rates. EAC decreased rates 0.1% for new and renewal policies in Illinois incepting on or after January 1, 2010.

Customers

Our target customers are select small businesses engaged in low to medium hazard industries. Our historical loss experience has been more favorable for lower industry-defined hazard groups than for higher hazard groups. Further, we believe it is generally more costly to service and manage the risks associated with higher hazard groups. By targeting businesses in low to medium hazard groups, we believe that we improve our ability to generate profitable underwriting results. As of December 31, 2009, 83.2% of our in-force premiums were generated by insureds in the four lowest industry-defined hazard groups (A-D). Within each hazard group, our underwriters use their local market expertise and disciplined underwriting to select specific types of businesses and risks that allow us to generate attractive returns. We underwrite these businesses based on individual risk characteristics, as opposed to following an occupational class-based underwriting approach. For example, while we insure many physician offices, our underwriting guidelines generally exclude offices that we believe have a higher risk profile, such as psychiatrist offices and drug treatment centers.

The following table sets forth our in-force premiums by type of insured for our top ten types of insureds and as a percentage of our total in-force premiums as of December 31, 2009:

Employer Classifications	Hazard Group Level	In-force Premiums	Percentage of Total
	(in thousands, except percentages)
Restaurants	A	$38,171	9.9%
Physician and physician office clerical	C	29,994	7.8
Automobile service or repair center and drivers	D	25,260	6.6
Store: Wholesale not otherwise classified	B	16,599	4.3
College: Professional employees and clerical	B	9,957	2.6
Store: Retail not otherwise classified	B	8,758	2.3
Machine shops not otherwise classified	D	6,768	1.8
Clerical office employees not otherwise classified	C	6,552	1.7
Hotel: All other employees and salespersons, drivers	B	6,535	1.6
Stores: Groceries and provisions—retail	C	6,254	1.6

Total		$154,848	40.2%

The following table sets forth our in-force premiums by hazard group and as a percentage of our total in-force premiums as of December 31:

Hazard Group	2009	Percentage of 2009 Total	2008	Percentage of 2008 Total	2007	Percentage of 2007 Total
(in thousands, except percentages)
A	$45,683	11.9%	$46,838	10.1%	$33,905	10.4%
B	82,086	21.3	94,080	20.2	77,871	23.8
C	137,973	35.8	157,481	33.8	118,215	36.1
D	54,582	14.2	63,206	13.6	42,345	12.9
E	43,036	11.2	61,936	13.3	31,890	9.8
F	20,131	5.2	39,410	8.5	21,440	6.6
G	1,534	0.4	2,657	0.5	1,346	0.4

Total	$385,025	100.0%	$465,608	100.0%	$327,012	100.0%

In 2009, our insureds had average annual premiums of approximately $8,700. We are not dependent on any single employer and the loss of any single employer would not have a material adverse effect on our business.

We currently write business in 30 states and are licensed to write business in six additional states and the District of Colombia.

The following table sets forth our in-force premiums by state and as a percentage of total in-force premiums as of December 31:

State	2009	Percentage of 2009 Total	2008	Percentage of 2008 Total	2007	Percentage of 2007 Total
(in thousands, except percentages)
California	$180,474	46.9%	$203,694	43.8%	$230,424	70.5%
Florida	27,964	7.3	46,248	9.9	510	0.2
Wisconsin	24,125	6.3	29,040	6.2	—	—
Nevada	24,050	6.2	38,971	8.4	59,598	18.2
Illinois	19,389	5.0	17,885	3.8	2,045	0.6
Texas	15,761	4.1	21,418	4.6	1,458	0.5
Georgia	12,744	3.3	12,826	2.8	—	—
Indiana	10,873	2.8	13,950	3.0	—	—
Tennessee	10,765	2.8	14,502	3.1	—	—
Kentucky	9,685	2.5	10,431	2.2	—	—
Virginia	7,805	2.0	7,760	1.7	—	—
South Carolina	5,530	1.4	7,698	1.7	—	—
Idaho	5,428	1.4	6,053	1.3	6,347	1.9
Colorado	5,073	1.3	8,073	1.7	11,839	3.6
Montana	4,947	1.3	3,882	0.8	4,600	1.4
North Carolina	4,418	1.1	5,346	1.1	—	—
Other	15,994	4.3	17,831	3.9	10,191	3.1

Total	$385,025	100.0%	$465,608	100.0%	$327,012	100.0%

The following table sets forth the number of in-force policies by state and as a percentage of total in-force policies as of December 31:

State	2009	Percentage of 2009 Total	2008	Percentage of 2008 Total	2007	Percentage of 2007 Total
California	27,812	63.0%	27,942	61.3%	24,997	74.2%
Nevada	4,119	9.3	5,221	11.4	6,145	18.2
Florida	2,630	6.0	3,115	6.8	79	0.2
Texas	1,592	3.6	1,747	3.8	151	0.5
Wisconsin	922	2.1	892	2.0	—	—
Illinois	801	1.8	689	1.5	96	0.3
Colorado	713	1.6	823	1.8	980	2.9
Indiana	687	1.6	804	1.8	—	—
Tennessee	593	1.3	639	1.4	—	—
Georgia	539	1.2	435	1.0	—	—
Virginia	454	1.0	363	0.8	—	—
Idaho	449	1.0	422	0.9	362	1.1
South Carolina	433	1.0	407	0.9	—	—
Other	2,410	5.5	2,100	4.6	889	2.6

Total	44,154	100.0%	45,599	100.0%	33,699	100.0%

At December 31, 2009, we experienced a year-over-year decrease of 3.2% in the total number of in-force policies, with the decrease occurring primarily in Nevada and Florida. Nevada policy count decreased 1,102, or 21.1%, while Florida policy count decreased 485, or 15.6% as a result of the continuing effects of adverse economic conditions. However, we experienced policy count growth in other states in which we operate, particularly in the Midwest and Southeast, which partially offset the declines in Nevada and Florida.

Premium revenues in 2009 reflect additional premiums from the Acquisition, cumulative rate increases of 21.6% in California, the net 2009 rate decrease in Florida of 18.6%, rate reductions in several other states, as well as the impacts of competitive pressures and lower payrolls due to the economic contraction. We believe our policy count in the majority of our states will continue to grow, particularly in the Midwest and Southeast where we believe our A- (Excellent) A.M. Best rating is resulting in an increase in new business submissions. We emphasize disciplined pricing objectives and underwriting guidelines and we believe we are well positioned to continue to grow profitably. However, we cannot be certain how these trends will ultimately impact our consolidated financial position and results of operations.

Marketing and Distribution

We market and sell our workers’ compensation insurance products through independent local, regional and national agents and brokers, and through our strategic partnerships and alliances, including our principal partners ADP and Wellpoint. Policies underwritten directly or through our independent agents and brokers generated $312.7 million and $386.7 million, or 81.2% and 83.1%, of our in-force premiums as of December 31, 2009 and 2008, respectively.

Independent Insurance Agents and Brokers

We establish and maintain strong, long-term relationships with independent agents and brokers who actively market our products and services. We emphasize personal interaction, offering responsive service and competitive commissions and maintaining a focus on workers’ compensation insurance. Our sales representatives and field underwriters work closely with independent agents and brokers to market and underwrite our business, regularly visiting their offices and participating in presentations to customers. This results in enhanced understanding of the businesses and risks we underwrite and the needs of prospective customers.

We believe that the decision by independent agents and brokers to place business with an insurer depends in part upon superior services offered by the insurer to the agents and brokers and policyholders, as well as the insurer’s expertise and dedication to a particular line of business. Accordingly, we continually seek to enhance the ease of doing business with us and to provide superior service. For example, our automated underwriting system enables agents and brokers to directly input data into the system and in some instances the system prices the risk and binds the coverage without human intervention. We do not delegate underwriting authority to agents or brokers that sell our insurance. We pay commissions on premiums written that we believe are competitive with other workers’ compensation insurers. Additionally, we believe that we deliver prompt, efficient and professional support services.

As of December 31, 2009, we marketed and sold our insurance products through approximately 3,800 independent insurance agents and brokers in approximately 1,600 appointed agencies. Those agents and brokers produced $309.5 million, $381.9 million and $235.6 million, or 80.4%, 82.0%, and 72.1% of our in-force premiums as of December 31, 2009, 2008 and 2007, respectively.

No single agency or brokerage accounted for more than 0.7%, 1.2% and 2.0% of our in-force premiums as of December 31, 2009, 2008 and 2007, respectively.

Strategic Partnerships and Alliances

To expand our distribution, we have developed important strategic relationships with companies that have established sales forces and common markets. Since 2002, we have jointly marketed our workers’ compensation insurance products with ADP’s payroll services primarily to small businesses in ten states and with Wellpoint’s group health insurance plans in California. Additionally, we have entered into additional strategic partnerships with E-chx, Inc. (E-chx) and Granite Professional Insurance Brokerage, Inc. (Granite), Intego Insurance Services, LLC (Intego) and Small Business Payroll Services Group of Wells Fargo Bank, National Association (Wells Fargo). We are actively pursuing opportunities for other strategic partnerships and alliances.

Policies underwritten through our strategic partnerships and alliances generated $72.3 million, $78.9 million and $84.4 million, or 18.8%, 16.9% and 25.8% of our in-force premiums as of December 31, 2009, 2008 and 2007, respectively. The decrease in 2008, as compared to 2007, as a percentage of total in-force premiums was primarily attributable to increased total premium related to the Acquisition, partially offset by overall premium declines attributable to our strategic partnerships and alliances, which continued in 2009. We do not delegate underwriting authority to our strategic distribution partners.

Wellpoint. The Wellpoint Integrated MedicompSM joint marketing program includes two agreements, a small group health insurance plan (for businesses with 1 to 50 employees) and a large group health insurance plan (for businesses with 51 to 250 employees). These two group health insurance plans are offered with our standard workers’ compensation insurance policy. This exclusive relationship allows us to distribute an integrated group health/workers’ compensation product in California through Wellpoint’s life and health agents. The primary benefit to the employer is a single bill for their group health and workers’ compensation insurance coverage and a discount on workers’ compensation premiums. We believe that, in general, when businesses purchase this combination of coverage, their employees make fewer workers’ compensation claims because those employees are insured for non-work related illnesses or injuries and thus are less likely to seek treatment for a non-work related illness or injury through their employers’ workers’ compensation insurance policy. We believe another key benefit to this program is the increased satisfaction from employees who are able to use the same medical network for occupational and non-occupational illness and injury. As the largest group health carrier in California, Wellpoint has negotiated favorable rates with its medical providers and associated facilities, which we benefit from through reduced claims costs. We pay Wellpoint fees that are a percentage of premiums paid for services provided under the Integrated MediComp program.

The small group and large group agreements automatically renew for one-year periods unless terminated by either party with at least 60 days notice prior to the expiration of the current term. These agreements have automatically renewed through January 1, 2011 and July 1, 2010, respectively.

ADP. ADP is a payroll services company which provides services to small and medium-sized businesses, and is the largest payroll service provider in the United States. As part of its services, ADP sells our workers’ compensation insurance product along with its payroll and accounting services through ADP’s insurance agency and field sales staff primarily to small businesses in ten states (Arizona, California, Colorado, Florida, Idaho, Illinois, Nevada, Oregon, Texas, and Utah). The majority of business written is through ADP’s small business unit, which has accounts of 1 to 50 employees. We pay ADP fees that are a percentage of premiums paid for services provided through the ADP program.

ADP utilizes innovative methods to market workers’ compensation insurance including the Pay-by-Pay® (PBP) program. An advantage of ADP’s PBP program is that the policyholder is not required to pay a deposit at the inception of the policy. Rather, the workers’ compensation premium is deducted each time ADP processes the policyholders’ payrolls along with their appropriate federal, state, and local taxes. These characteristics of the PBP program enable us to competitively price the workers’ compensation insurance written as a part of that program.

Although we do not have an exclusive relationship with ADP, we believe we are a key strategic partner of ADP for our selected markets and classes of business. Our agreement with ADP may be terminated without cause upon 120 days notice.

E-chx and Granite. We entered into a joint sales, services and program administration agreement with E-chx and Granite in November 2006, pursuant to which E-chx, a payroll solutions company providing payroll outsourcing solutions for small businesses, markets our workers’ compensation insurance product with its payroll services. The program is only available in California. Although we do not have an exclusive relationship with E-chx, we are its only strategic partner in California. E-chx may terminate the agreement without cause upon 90 days written notice. E-chx offers products and services in all 50 states. We pay E-chx fees that are a percentage of premiums paid for services provided through the program.

E-chx offers an E-PAYSM program. An advantage of this program is that the policyholder is not required to pay a deposit at the inception of the policy. Rather, the workers’ compensation premium is deducted each time E-chx processes the policyholders’ payrolls along with their appropriate federal, state, and local taxes. These characteristics of the E-Pay program enable us to competitively price the workers’ compensation insurance written as a part of that program.

Additionally, as part of our distribution relationship, Granite markets our products through other payroll providers.

Intego. In 2007, we entered into a Partner Program and Agency Agreement with Intego, a full service insurance brokerage that works with approved, independent payroll service companies to identify potential business leads. Pursuant to this non-exclusive agreement, Intego markets our workers’ compensation insurance product in Texas, Florida and Illinois to business customers of the independent payroll service companies with a billing that is integrated with their payroll products. Intego may terminate this agreement without cause upon 90 days written notice.

Wells Fargo. In 2008, we entered into a strategic relationship with the Small Business Payroll Services Group of Wells Fargo. This non-exclusive relationship allows the Small Business Payroll Services Group to offer our workers’ compensation products as part of ExpressPay® and other payroll services in most of the western states in which we do business. ExpressPay is sold through Wells Fargo banking operations by bankers who are trained to identify and cross-sell the ExpressPay product.

Direct Business

We write a small amount of business that comes to us directly without using an agent or broker or one of our strategic distribution relationships. This direct business is a legacy of our assumption of the assets and liabilities of the Fund. Although we do not market any direct business, we intend to maintain this book of business because it is very well known by our underwriters and is profitable. At December 31, 2009, 2008 and 2007, approximately $3.2 million, $4.8 million and $7.0 million, respectively, of our in-force premiums were from direct business.

Underwriting and Products

Disciplined Underwriting

We target select small businesses engaged in low to medium hazard industries. We employ a disciplined underwriting approach designed to individually select specific types of businesses, predominantly those in the four lowest of the seven workers’ compensation insurance industry-defined hazard groups, that we believe will have fewer and less costly claims relative to other businesses in the same hazard groups.

Our underwriting guidelines are designed to minimize underwriting of classes and subclasses of business which have historically demonstrated claims severity that do not meet our target risk profiles. We price our policies based on the specific risks associated with each potential insured rather than solely on the industry class in which a potential insured is classified. As of December 31, 2009, policyholders in the four lowest industry-defined hazard groups generated approximately 83.2% of our in-force premiums. This is consistent with our strategy of targeting insureds in low to medium hazard businesses. Our statutory losses and loss adjustment expenses (LAE) ratio, a measure which relates inversely to our underwriting profitability, was 57.5% and 51.4% in 2009 and 2008, respectively, 15.6 and 21.7 percentage points below the 2008 statutory industry composite losses and LAE ratio calculated by A.M. Best for U.S. insurance companies having more than 50% of their premiums generated by workers’ compensation insurance products. Our statutory losses and LAE ratio was at least ten percentage points below the A.M. Best composite losses and LAE ratio for the industry for each of the five years ended December 31, 2008. Our disciplined underwriting approach is a critical element of our culture and has allowed us to offer competitive prices, diversify our risks and achieve profitable growth.

We provide workers’ compensation insurance coverage to several homogeneous groups of business such as physicians, dentists, restaurants, artisan contractors and retail stores. We review the premium, payroll, and loss history trends of each group annually and develop a schedule rating modification that is applied to all policyholders that meet the qualification standards for a given group. Qualification standards vary between groups and may include factors such as management experience, loss experience, and nature of operations conducted by the insured and/or other exposures specific to the class of business. Additionally, an insured’s experience modification is applied in the determination of its premium.

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

We execute our underwriting processes through automated systems and seasoned underwriters with specific knowledge of local markets. Within these systems, we have developed underwriting templates for specific, targeted classes of business that produce faster quotations when all underwriting criteria are met by a specific risk. These underwriting guidelines consider many factors such as type of business, nature of operations, risk exposures and other employer-specific conditions, and are designed to minimize underwriting of certain classes and subclasses of business such as chemical manufacturing, high-rise construction and long-haul trucking, which have historically demonstrated claims severity that do not meet our target risk profiles.

While our underwriting systems are automated, we do not delegate underwriting authority to agents or brokers that sell our insurance or to any other third party. To create efficiency and standardization, we implemented an underwriting and policy administration system. As a result, two of our legacy underwriting systems have been discontinued and one remaining legacy system will be phased out beginning in early 2010. Our field underwriters continue to work closely with independent agents, brokers and our strategic distribution partners to market and underwrite our business, regularly visiting their offices and participating in presentations to customers.

The average length of experience of our current underwriters exceeds ten years. Our underwriting guidelines are defined centrally by our Corporate Underwriting Department and our Chief Underwriting Officer, who is responsible for supervision of the underwriting conducted at all of the business units, has the authority to permit a business unit to underwrite particular risks that fall outside the classes of business specified in our underwriting guidelines on a case-by-case basis.

Loss Control

Our loss control professionals provide consultation to policyholders to assist them in preventing losses and containing costs once claims occur. They also assist our underwriting personnel in evaluating potential and current policyholders and are an important part of our loss control strategy.

Premium Audit

We conduct premium audits on our policyholders annually upon the expiration of each policy. The purpose of these audits is to comply with applicable state and reporting bureau requirements and to verify that policyholders have accurately reported their payroll and employee job classifications. In addition to annual audits, we selectively perform interim audits on certain classes of business if unusual claims are filed or concerns are raised regarding projected annual payrolls, which could result in substantial variances at final audit.

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

We offer dividend plans to eligible policyholders, primarily in Florida and Wisconsin, under which a portion of the premium paid by a policyholder may be returned in the form of a dividend. Eligibility for these programs varies based upon the nature of the policyholder’s operations, value of premium generated, loss experience and existing controls intended to minimize workers’ compensation claims and costs. Payment of policy dividends specified in the dividend plans cannot be guaranteed.

In loss cost states, the state first approves a set of loss costs that provide for expected loss and, in most cases, LAE payments, which are prepared by an insurance rating bureau (for example, the WCIRB in California and the NCCI in Nevada). An insurer then selects a factor, known as a loss cost multiplier, to apply to loss costs to determine its rates. In these states, regulators permit pricing flexibility primarily through: (a) the selection of the loss cost multiplier; and (b) schedule rating modifications that allow an insurer to adjust premiums upwards or downwards for specific risk characteristics of the policyholder such as:

•	type of work conducted at the premises or work environment;

•	on-site medical facilities;

•	level of employee safety;

•	use of safety equipment; and

•	policyholder management practices.

In all of the loss cost states in which we currently operate, we use both variables (a) and (b) above to calculate a policy premium that we believe will cover the claim payments, losses and LAE, and company overhead and result in a reasonable profit for us.

Claims and Medical Case Management

The role of our claims department is to actively investigate, evaluate and pay claims efficiently, and to aid injured workers in returning to work in accordance with applicable laws and regulations. We have implemented rigorous claims guidelines, reporting and control procedures in our claims units and have claims operations throughout the markets we serve. We also provide medical case management services for all claims that we determine will benefit from such involvement.

Our claims department also provides claims management services for those claims incurred by the Fund and assumed by our Nevada insurance subsidiary in connection with the LPT Agreement with a date of injury prior to July 1, 1995. We receive a management fee from the third party reinsurers equal to 7% of the loss payments on these claims.

In Nevada, we have created our own medical provider network, and we make every appropriate effort to direct injured workers into this network. In the other states in which we do business, we utilize networks affiliated with Wellpoint and Coventry Health Care, Inc. In addition to our medical networks, we work closely with local vendors, including attorneys, medical professionals and investigators, to bring local expertise to our reported claims. We pay special attention to reducing costs in each region and have established discounting arrangements with the aforementioned service providers. We use preferred provider organizations, bill review services and utilization management to closely monitor medical costs and to verify that providers charge no more than the applicable fee schedule, or in some cases what is usual and customary.

We actively pursue subrogation and recovery in an effort to mitigate claims costs. Subrogation rights are based upon state and federal laws, as well as the insurance policy issued to the insured. Our subrogation efforts are handled through a dedicated subrogation unit.

Losses and Loss Adjustment Expenses Reserves

We are directly liable for losses and LAE under the terms of insurance policies our insurance subsidiaries underwrite. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. Loss reserves are reflected on our balance sheets under the line item caption “unpaid losses and loss adjustment expenses.” As of December 31, 2009, our reserves for unpaid losses and LAE, net of reinsurance, were $1.4 billion. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. For a detailed description of our reserves, the judgments, key assumptions and actuarial methodologies that we use to estimate our reserves and the role of our consulting actuary, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserves for Losses and Loss Adjustment Expenses.”

The following table provides a reconciliation of the beginning and ending loss reserves on a GAAP basis:

	December 31,
	2009	2008	2007
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,506,478	$2,269,710	$2,307,755
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,076,350	1,052,641	1,098,103

Net unpaid losses and LAE at beginning of period	1,430,128	1,217,069	1,209,652
Losses and LAE, net of reinsurance, acquired in business combination	—	247,006	—
Losses and LAE, net of reinsurance, incurred in:
Current year	283,827	226,643	221,347
Prior years	(51,359)	(71,707)	(60,011)

Total net losses and LAE incurred during the period	232,468	154,936	161,336
Deduct payments for losses and LAE, net of reinsurance, related to:
Current year	74,944	53,397	44,790
Prior years	214,499	135,486	109,129

Total net payments for losses and LAE during the period	289,443	188,883	153,919

Ending unpaid losses and LAE, net of reinsurance	1,373,153	1,430,128	1,217,069
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,052,505	1,076,350	1,052,641

Unpaid losses and LAE, gross of reinsurance, at the end of period	$2,425,658	$2,506,478	$2,269,710

Our estimates of incurred losses and LAE attributable to insured events of prior years have decreased for past accident years because actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated. We refer to such decreases as favorable developments. The reductions in reserves were $51.4 million, $71.7 million and $60.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Estimates of net incurred losses and LAE are established by management utilizing actuarial indications based upon our historical and industry experience regarding claim emergence and claim payment patterns, and regarding claim cost trends, adjusted for future anticipated changes in claims-related and economic trends, as well as regulatory and legislative changes, to establish our best estimate of the losses and LAE reserves. The decrease in the prior year reserves was primarily the result of actual paid losses being less than expected, and revised assumptions used in the projection of future losses and LAE payments based on more current information about the impact of certain changes, such as legislative changes, which was not available at the time the reserves were originally established. While we have had favorable developments over the past three years, the magnitude of these developments illustrates the inherent uncertainty in our liability for losses and LAE, and we believe that favorable or unfavorable developments of similar magnitude, or greater, could occur in the future. For a detailed description of the major sources of recent favorable developments, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserves for Losses and Loss Adjustment Expenses” and Note 11 in the Notes to our Consolidated Financial Statements.

Our reserves for unpaid losses and loss adjustment expenses (gross and net), as well as our case and “incurred but not reported” or IBNR reserves were as follows:

	December 31,
	2009	2008	2007
	(in thousands)
Case reserves	$915,378	$886,789	$740,133
IBNR	1,198,019	1,293,313	1,235,124
LAE	312,261	326,376	294,453

Gross unpaid losses and LAE	2,425,658	2,506,478	2,269,710
Reinsurance recoverables on unpaid losses and LAE, gross	1,052,505	1,076,350	1,052,641

Net unpaid losses and LAE	$1,373,153	$1,430,128	$1,217,069

Loss Development

The following tables show changes in the historical loss reserves, on a gross basis and net of reinsurance, as of each of the ten years ended December 31, 2009, for EICN and ECIC and as of each of the years ended December 31, 2009 and 2008, for EPIC and EAC. These tables are presented on a GAAP basis. The paid and reserve data in the following tables is presented on a calendar year basis.

The top line of each table shows the net reserves and the gross reserves for unpaid losses and LAE recorded at each year-end. Such amount represents an estimate of unpaid losses and LAE occurring in that year as well as future payments on claims occurring in prior years. The upper portion of these tables (net and gross cumulative amounts paid, respectively) present the cumulative amounts paid during subsequent years on those losses for which reserves were carried as of each specific year. The lower portions (net reserves re-estimated) show the re-estimated amounts of the previously recorded reserves based on experience as of the end of each succeeding year. The re-estimated amounts change as more information becomes known about the actual losses for which the initial reserve was carried. An adjustment to the carrying value of unpaid losses for a prior year will also be reflected in the adjustments for each subsequent year. For example, an adjustment made in the 2000 year will be reflected in the re-estimated ultimate net loss for each of the years thereafter. The gross cumulative redundancy, or deficiency, line represents the cumulative change in estimates since the initial reserve was established. It is equal to the difference between the initial reserve and the latest re-estimated reserve amount. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(in thousands)
Net reserves for losses and LAE
Originally estimated	$936,000	$887,000	$908,326	$962,457	$1,089,814	$1,208,481	$1,209,652	$1,217,069	$1,430,128	$1,373,153
Net cumulative amounts paid as of:
One year later	108,748	81,022	80,946	91,130	96,661	106,859	109,129	127,912	214,499
Two years later	161,721	120,616	130,386	150,391	161,252	175,531	186,014	219,496
Three years later	191,453	149,701	165,678	193,766	207,868	229,911	249,059
Four years later	215,015	173,204	194,400	226,127	247,217	279,405
Five years later	235,613	194,980	218,453	255,851	285,388
Six years later	255,772	215,507	242,143	288,039
Seven years later	275,750	235,653	269,341
Eight years later	294,760	260,036
Nine years later	318,262
Net reserves re-estimated as of:
One year later	896,748	875,522	847,917	924,878	1,011,759	1,101,352	1,149,641	1,151,246	1,378,767
Two years later	885,221	781,142	805,058	886,711	975,765	1,049,628	1,085,358	1,100,706
Three years later	800,959	742,272	779,373	884,426	954,660	1,004,589	1,035,028
Four years later	766,204	719,912	788,262	877,151	927,382	970,671
Five years later	743,997	730,112	788,481	858,617	900,588
Six years later	754,447	730,456	776,329	839,430
Seven years later	754,462	720,155	763,988
Eight years later	745,665	712,717
Nine years later	744,085
Net cumulative redundancy:	191,915	174,283	144,338	123,027	189,226	237,810	174,624	116,363	51,359	0
Gross reserves—December 31	2,326,000	2,226,000	2,212,368	2,193,439	2,284,542	2,349,981	2,307,755	2,269,710	2,506,478	2,425,658
Reinsurance recoverable, gross	1,390,000	1,339,000	1,304,042	1,230,982	1,194,728	1,141,500	1,098,103	1,052,641	1,076,350	1,052,505
Net reserves—December 31	936,000	887,000	908,326	962,457	1,089,814	1,208,481	1,209,652	1,217,069	1,430,128	1,373,153
Gross re-estimated reserves	2,071,274	1,990,116	2,000,610	2,030,945	2,050,937	2,084,854	2,110,615	2,148,399	2,470,746	2,425,658
Re-estimated reinsurance recoverables	1,327,189	1,277,399	1,236,622	1,191,515	1,150,349	1,114,183	1,075,587	1,047,693	1,091,979	1,052,505
Net re-estimated reserves	744,085	712,717	763,988	839,430	900,588	970,671	1,035,028	1,100,706	1,378,767	1,373,153
Gross reserves for losses and LAE
Originally estimated	2,326,000	2,226,000	2,212,368	2,193,439	2,284,542	2,349,981	2,307,755	2,269,710	2,506,478	2,425,658
Gross cumulative amounts paid as of:
One year later	160,978	128,066	128,462	137,968	142,632	152,006	152,879	170,626	258,412
Two years later	260,995	215,176	224,740	243,203	252,379	264,430	272,478	304,146
Three years later	338,243	291,099	306,006	331,731	342,748	361,524	377,459
Four years later	408,643	360,535	379,881	407,845	424,811	452,955
Five years later	475,174	427,307	447,687	480,283	504,918
Six years later	540,329	490,296	514,091	554,408
Seven years later	602,371	553,103	583,226
Eight years later	664,042	619,373
Nine years later	729,432
Gross reserves re-estimated as of:
One year later	2,280,978	2,211,566	2,121,867	2,148,829	2,178,514	2,233,077	2,233,176	2,200,689	2,470,746
Two years later	2,266,495	2,089,850	2,072,205	2,088,437	2,138,648	2,170,292	2,162,695	2,148,399
Three years later	2,157,647	2,049,340	2,024,790	2,084,764	2,110,481	2,119,764	2,110,615
Four years later	2,121,397	2,000,560	2,032,553	2,072,428	2,078,223	2,084,854
Five years later	2,072,866	2,009,608	2,028,211	2,050,124	2,050,937
Six years later	2,082,409	2,009,480	2,012,943	2,030,945
Seven years later	2,082,287	1,997,550	2,000,610
Eight years later	2,072,850	1,990,116
Nine years later	2,071,274
Gross cumulative redundancy:	$254,726	$235,884	$211,756	$162,494	$233,605	$265,127	$197,140	$121,311	$35,730	$0

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

Excess of Loss Reinsurance

Our current reinsurance program applies to all covered losses occurring between 12:01 a.m. July 1, 2009 and 12:01 a.m. July 1, 2010. The reinsurance program consists of two agreements, one excess of loss agreement and one catastrophic loss agreement, entered into between our insurance subsidiaries and current and future affiliates of EHI and the subscribing reinsurers. We have the ability to extend the term of the agreement to continue to apply to policies which are in-force at the expiration of the treaty generally for a period of 12 months. We may cancel the agreement at any time if any subscribing reinsurer ceases its underwriting operations; becomes insolvent; is placed in conservation, rehabilitation, liquidation; or has a receiver appointed or if any reinsurer is unable to maintain a rating by A.M. Best and/or Standard and Poor’s of at least “A-” throughout the term of the agreement. Covered losses which occur prior to expiration or cancellation of the agreement continue to be obligations of the subscribing reinsurers, subject to the other conditions in the agreement. The subscribing reinsurers may terminate the agreement only for our breach of the obligations of the agreement. We are responsible for the losses if the subscribing reinsurer cannot or refuses to pay.

For the program year beginning July 1, 2009, we have purchased reinsurance up to $200 million. We are solely responsible for any losses we suffer above $200 million except those covered by the Terrorism Insurance Program Reauthorization Act of 2007. Our loss retention for the program year beginning July 1, 2009 is $5 million. This means we have reinsurance for covered losses we suffer between $5 million and $200 million, subject to an aggregate loss cession limitation in the first layer ($5 million in excess of $5 million) of $20 million. Additionally, in the second through fifth layers of our reinsurance program, our ultimate net loss shall not exceed $10 million for any one life, and we are permitted one reinstatement for each layer upon the payment of additional premium. We believe that our retention is appropriate for our current level of capitalization.

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

There were no significant changes between years from our reinsurance program commencing July 1, 2008 to the reinsurance program commencing July 1, 2009.

Our practice is to select reinsurers with an A.M. Best rating of “A-” or better at agreement inception as indicated in the table below, which provides information about our reinsurers and their participation in our reinsurance program:

Reinsurer	A.M. Best Rating		$5m excess of $5m	$10m excess of $10m	$30mn excess of $20m	$50m excess of $50m	$100m excess of $100m
Arch Reinsurance Company	A		—%	—%	5.00%	5.00%	5.00%
Aspen Reinsurance Bermuda	A		—	5.00	5.00	5.00	2.00
Aspen Insurance UK Limited	A		7.40	8.40	10.00	10.00	10.00
Axis Specialty Limited	A		—	—	—	—	7.50
Catlin US/OBO Syndicate 2003	A		44.50	17.00	18.00	—	—
Endurance Specialty Insurance Ltd	A		—	5.00	5.00	7.00	7.25
Everest Reinsurance—Bermuda	A	+	—	—	4.00	5.00	5.00
Hannover Re (Bermuda) Ltd	A		—	—	—	1.25	5.00
Hannover Rueckversicherung-AG	A		25.00	15.00	15.00	—	—
Lloyds Syndicate #0435 FDY(1)	A		—	5.00	—	2.50	—
Lloyds Syndicate #0570 ATR(1)	A		—	3.25	3.25	2.50	—
Lloyds Syndicate #0623 AFB(1)	A		—	4.25	—	2.50	—
Lloyds Syndicate #0727 SAM(1).	A		—	2.00	—	—	2.00
Lloyds Syndicate #0780 ADV(1)	A		2.00	—	—	—	2.00
Lloyds Syndicate #1084 CSL(1)	A		—	—	—	—	3.00
Lloyds Syndicate #1400 DRE Imagine(1)	A		—	1.30	—	1.00	1.00
Lloyds Syndicate #1955 Barbican(1)	A		2.50	2.50	4.50	4.00	1.00
Lloyds Syndicate #2001 AMLIN(1)	A		—	—	—	3.00	3.00
Lloyds Syndicate #2003 SJC(1)	A		—	—	5.85	7.50	—
Lloyds Syndicate #2987 BRT(1)	A		6.20	4.50	6.40	10.50	6.00
Lloyds Syndicate #566 STN(1)	A		5.00	—	—	7.50	3.00
Lloyds Syndicate #4472 LIB(1)	A		7.40	—	—	5.00	4.50
Munich Reinsurance America, Inc	A	+	—	—	8.00	10.00	11.00
Odyssey America Reinsurance Corporation	A		—	5.00	5.00	—	—
Renaissance Re	A	+	—	—	—	—	0.50
Safety National	A		—	—	—	4.25	3.25
Tokio Millenium Re	A	+	—	21.80	5.00	6.50	18.00

			100.00%	100.00%	100.00%	100.00%	100.00%

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

Under the LPT Agreement, the Fund initially ceded $1.525 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775 million in cash. The LPT Agreement, which ceded to the reinsurers substantially all of the Fund’s outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2 billion, excluding losses for burial and transportation expenses. As of December 31, 2009 and 2008, the estimated remaining liabilities subject to the LPT Agreement were approximately $888.4 million, and $929.6 million, respectively. Losses and LAE paid with respect to the LPT Agreement totaled approximately $489.0 million and $447.9 million through December 31, 2009 and 2008, respectively.

The reinsurers agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. The LPT Agreement required the reinsurers to each place assets supporting the payment of claims by them in individual trusts that require that collateral be held at a specified level. The level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we may require the reinsurers to contribute additional assets to maintain the required minimum level of collateral. The value of these assets as of December 31, 2009 and 2008 was $883.6 million and $998.4 million, respectively. One of the reinsurers has collateralized its obligations under the LPT Agreement by placing the stock of a publicly held corporation, with a value of $635.2 million at December 31, 2009, in a trust to secure the reinsurer’s losses of $488.6 million. Other reinsurers have placed treasury and fixed income securities in trusts to collateralize their losses.

The current reinsurers party to the LPT Agreement include ACE Bermuda Insurance Limited, XL Mid Ocean Reinsurance Company Ltd. and National Indemnity Company (NICO). The contract provides that during the term of the agreement all reinsurers need to maintain a rating of no less than “A-” as determined by A.M. Best.

We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain was recorded as a liability on our consolidated balance sheet. This gain is amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE.

We are also entitled to receive a contingent commission under the LPT Agreement. The contingent commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement. Increases and decreases in the estimated contingent commission are reflected in our commission expense in the period that the estimate is revised.

Recoverability of Reinsurance

Reinsurance makes the assuming reinsurer liable to the ceding company, or original insurer, to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under such reinsurance. Therefore, we are subject to credit risk with respect to the obligations of our reinsurers. We regularly perform internal reviews of the financial strength of our reinsurers. However, if a reinsurer is unable to meet any of its obligations to our insurance subsidiaries under the reinsurance agreements, our insurance subsidiaries would be responsible for the payment of all claims and claims expenses that we have ceded to such reinsurer. We do not believe that our insurance subsidiaries are currently exposed to any material credit risk. In addition to selecting financially strong reinsurers, we continue to monitor and evaluate our reinsurers to minimize our exposure to credit risks or losses from reinsurer insolvencies. At December 31, 2009, $883.6 million was in a trust account for reinsurance related to the LPT Agreement and an additional $7.6 million, not related to the LPT Agreement, was collateralized by cash or letter of credit.

The availability, amount and cost of reinsurance are subject to market conditions and to our experience with insured losses. There can be no assurance that our reinsurance agreements can be renewed or replaced prior to expiration upon terms as satisfactory as those currently in effect. If we were unable to renew or replace our reinsurance agreements:

•	our net liability on individual risks would increase;

•	we would have greater exposure to catastrophic losses;

•	our underwriting results would be subject to greater variability; and

•	our underwriting capacity would be reduced.

Certain information regarding our ceded reinsurance recoverables as of December 31, 2009 is provided in the following table:

Reinsurer	Rating(1)		Total Paid	Total Unpaid Losses and LAE, net	Total
	(in thousands)
ACE Bermuda Insurance Limited	A	+	$1,056	$88,843	$89,899
Ace Property & Casualty Insurance Company	A	+	—	1,282	1,282
American Healthcare Indemnity Co	B	+	—	3,340	3,340
Aspen Insurance UK Limited	A		57	9,269	9,326
Continental Casualty Company	A		1,016	33,505	34,521
Everest Reinsurance Company	A	+	197	5,418	5,615
Finial Re	A	-	—	4,391	4,391
Hannover Rueckversicherung-AG	A		11	12,245	12,256
Max Bermuda, Ltd	A	-	89	5,869	5,958
Munich Reinsurance America, Inc	A	+	484	14,335	14,819
National Indemnity Company	A	++	5,821	488,637	494,458
National Union Fire Insurance Company of Pittsburgh	A		47	2,336	2,383
Odyssey America Reinsurance Corp	A		—	1,141	1,141
Paris Re S.A	A		45	2,414	2,459
ReliaStar Life Insurance Company	A		87	3,001	3,088
RSUI Indemnity Company	A		—	2,045	2,045
St. Paul Fire & Marine Insurance Company	A	+	15	5,103	5,118
Swiss Reinsurance America Company	A		199	15,853	16,052
Tokio Millenium Re Ltd	A	++	157	5,961	6,118
Westport Insurance Company	A		13	1,901	1,914
XL Reinsurance Limited	A		3,704	310,951	314,655
Lloyds Syndicates	A		754	27,064	27,818
All Other	Various		(79)	7,601	7,522

Total			$13,673	$1,052,505	$1,066,178

(1)	A.M. Best’s highest financial strength ratings for insurance companies are “A++” and “A+” (superior) and “A” and “A-” (excellent).

We review the aging of our reinsurance recoverables on a quarterly basis. At December 31, 2009, 6.3% of our reinsurance recoverables on paid losses were 90 days overdue.

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

The pooling percentages are set forth in the inter-company pooling agreement and do not change between periods. These pooling percentages were established October 1, 2008, the effective date of the agreement. The allocation percentages were, in part, based upon the relative amount of unconsolidated company statutory surplus of the respective companies at the time of the agreement.

Our insurance subsidiaries rely on the capacity of the entire pool rather than just on their own capital and surplus. Transactions under the pooling agreement are eliminated on consolidation and have no impact on our consolidated GAAP financial statements.

Investments

We derive investment income from our invested assets. We invest our insurance subsidiaries’ total statutory surplus and funds to support our loss reserves and our unearned premiums. As of December 31, 2009, the total amortized cost of our investment portfolio was $1.90 billion and the fair market value of the portfolio was $2.03 billion.

Our investment guidelines have been adjusted to meet our consolidated business strategy. The revised guidelines incorporate lower fixed income duration parameters, a reduction in our equity target, a lower target weight for the tax-exempt municipal fixed income sector and revised benchmark compositions. Our overall investment philosophy is to maximize total investment returns within the constraints of prudent portfolio management. The asset allocation is reevaluated by the Finance Committee of the Board of Directors on a quarterly basis. We employ Conning Asset Management (Conning) as our independent investment manager. Conning follows our written investment guidelines based upon strategies approved by our Board of Directors. In addition to the construction and management of the portfolio, we utilize the investment advisory services of Conning. These services include investment accounting and company modeling using Dynamic Financial Analysis (DFA). The DFA tool is utilized in developing a tailored set of portfolio targets and objectives, which in turn, is used in constructing an optimal portfolio.

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

At December 31, 2009, our investment portfolio, which is classified as available-for-sale, was made up almost entirely of investment grade fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. As of December 31, 2009, our investments (excluding cash and cash equivalents) had a duration of 5.02. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We strive to limit credit risk by investing in a fixed maturity securities portfolio that is heavily weighted toward short-term to intermediate-term investment grade securities rated “A” or better. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be “AA.” As of December 31, 2009, our fixed maturity securities portfolio had an average quality of “AA+,” with approximately 77.5% of the market value rated “AA” or better.

We carry our securities on our consolidated balance sheet at fair value. Accordingly, changes in market prices of the equity securities we hold in our combined investment portfolio result in increases or decreases in our total assets. In order to minimize our exposure to equity price risk, we invest primarily in equity securities of mid-to-large capitalization issuers and seek to diversify our equity holdings across several industry sectors. Our objective during the past few years has been to reduce equity exposure as a percentage of our total portfolio by increasing our fixed maturity securities. Our investment strategy allows a maximum exposure of 20% of our total combined investment portfolio in equity securities, with our current target at 3.0% of the total portfolio. At December 31, 2009, the equity allocation of our investment portfolio was 3.4%.

Given the economic uncertainty and continued market volatility, we believe our asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

We regularly monitor our portfolio to preserve principal values whenever possible. All securities in an unrealized loss position are reviewed to determine whether the impairment is other-than-temporary. Factors considered in determining whether a decline is considered to be other-than-temporary include length of time and the extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, our intent on not selling the securities, and that it is not more likely than not that we will be required to sell the securities until their fair value recovers above cost, or to maturity.

The following table shows the fair value, the percentage of the fair value to total invested assets and the tax equivalent yield based on the fair value of each category of invested assets as of December 31, 2009:

Category	Fair Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasuries	$146,464	7.2%	3.7%
U.S. Agencies	124,969	6.2	4.3
States and municipalities	1,028,277	50.7	5.8
Corporate securities	337,610	16.6	6.2
Residential mortgaged-backed securities	279,963	13.8	5.7
Commercial mortgaged-back securities	29,774	1.5	5.2
Asset-backed securities	13,235	0.6	5.3
Equity securities	69,268	3.4	4.3

Total investments	$2,029,560	100.0%

Weighted average yield			5.6

For securities that are redeemable at the option of the issuer and have a fair value that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a fair value that is less than par value, the maturity used for the table below is the final maturity date. For mortgage-backed securities, mortgage prepayment assumptions are utilized to project the expected principal redemptions for each security, and the maturity used in the table below is the average life based on those projected redemptions at December 31, 2009:

Remaining Time to Maturity	Fair Value	Percentage of Total Fair Value
	(in thousands, except percentages)
Less than one year	$139,036	7.1%
One to five years	908,419	46.3
Five to ten years	627,600	32.0
More than ten years	285,237	14.6

Total	$1,960,292	100.0%

Information Technology

Core Systems

Policy Administration. Our primary underwriting and policy administration system went into production in July 2006. This includes the base systems for underwriting evaluation, quoting, rating, policy issuance, policy servicing and endorsements and has been customized to support specific company requirements. In January 2010, we completed the integration of our acquired subsidiaries, EPIC and EAC, as they were converted to our underwriting platform and their legacy system was discontinued.

Claims Administration. In January 2009, we replaced the claims administration system previously used by EICN and ECIC and completed the conversion of EPIC and EAC to this system in January 2010. This claims administration system provides enhanced productivity through more efficient processing, improved management reporting and supports business rules that drive more effective claims handling.

Business Continuity/Disaster Recovery

We maintain business continuity and disaster recovery plans for our critical business functions, including the restoration of information technology infrastructure and applications. We have two data centers that act as production facilities and as disaster recovery sites for each other. In addition, we utilize an offsite data storage facility.

Regulation

Holding Company Regulation

Nearly all states have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance regulator of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Under these laws, the respective state insurance departments may examine us at any time, require disclosure of material transactions and require prior notice of, or approval for, certain transactions. All transactions within a holding company system affecting an insurer must have fair and reasonable terms and are subject to other standards and requirements established by law and regulation.

Pursuant to applicable insurance holding company laws, EICN is required to register with the Nevada Division of Insurance (Nevada DOI), ECIC is required to register with the California Department of Insurance (California DOI), and EPIC and EAC are required to register with the Florida Office of Insurance Regulation (Florida OIR). All transactions within a holding company system affecting an insurer must have fair and reasonable terms, charges or fees for services performed must be reasonable, and the insurer’s total statutory surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to state insurance regulators is required prior to the consummation of certain affiliated and other transactions involving our insurance subsidiaries and such transactions may be disapproved by the state insurance regulators.

Change of Control

Under Nevada insurance law and our amended and restated articles of incorporation that became effective on February 5, 2007, for a period of five years following February 5, 2007, no person may acquire or offer to acquire beneficial ownership of five percent or more of any class of our voting securities without prior approval by the Nevada Commissioner of Insurance (Nevada Commissioner) of an application for acquisition. Under Nevada insurance law, the Nevada Commissioner may not approve an application for such acquisition unless the Commissioner finds that: (a) the acquisition will not frustrate the plan of conversion as approved by our members and the Commissioner; (b) the Board of Directors of EICN has approved the acquisition or extraordinary circumstances not contemplated in the plan of conversion have arisen which would warrant approval of the acquisition; and (c) the acquisition is consistent with the purpose of relevant Nevada insurance statutes to permit conversions on terms and conditions that are fair and equitable to the members eligible to receive consideration. Accordingly, as a practical matter, any person seeking to acquire us within five years after February 5,

2007 may only do so with the approval of our Board of Directors. In December 2007, the Nevada Commissioner approved our application to waive any beneficial ownership over 5% if the excess was caused by the 2007 stock repurchase program.

In addition, the insurance laws of California, Florida and Nevada generally require that any person seeking to acquire control of a domestic insurance company must obtain the prior approval of the insurance commissioner. Insurance laws in many states in which we are licensed contain provisions that require pre-notification to the insurance commissioner of a change in control of a non-domestic insurance company licensed in those states. “Control” is generally presumed to exist through the direct or indirect ownership of ten percent or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. Generally, other states’ insurance laws require prior notification to the insurance department of those states of a change of control of a non-domiciliary insurance company licensed to transact insurance in that state. Because we have insurance subsidiaries domiciled in California, Florida and Nevada, any future transaction that would constitute a change in control of us would generally require the party seeking to acquire control to obtain the prior approval of the California, Florida and Nevada Commissioners, and may require pre-notification of the change of control.

State Insurance Regulation

Insurance companies are subject to regulation and supervision by the insurance regulator in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. As an insurance holding company, we, as well as our insurance subsidiaries, are subject to regulation by the states in which our insurance subsidiaries are domiciled or transact business. These state agencies have broad regulatory, supervisory and administrative powers, including among other things, the power to grant and revoke licenses to transact business, license agencies, set the standards of solvency to be met and maintained, determine the nature of, and limitations on, investments and dividends, approve policy forms and rates in some states, periodically examine financial statements, determine the form and content of required financial statements, and periodically examine market conduct.

Detailed annual and quarterly financial statements, prepared in accordance with statutory accounting practices, and other reports are required to be filed with the insurance regulator in each of the states in which we are licensed to transact business. The California DOI, Florida OIR, and Nevada DOI periodically examine the statutory financial statements of their respective domiciliary insurance companies. In 2009, California and Nevada completed exams for ECIC and EICN, respectively. There were no material findings.

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

In addition, many states have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance regulator. The state insurance regulator may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict our ability to exit unprofitable markets.

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

Premium Rate Restrictions

Among other matters, state laws regulate not only the amounts and types of workers’ compensation benefits that must be paid to injured workers, but in some instances the premium rates that may be charged by us to insure businesses for those liabilities. For example, in some states, including Florida, Wisconsin and Idaho, workers’ compensation insurance rates are set by the state insurance regulators and are adjusted periodically. This style of rate regulation is referred to as “administered pricing.” Idaho also allows insurance companies to file rates that deviate upwards or downwards from the benchmark rates set by the insurance regulators.

In the vast majority of states, workers’ compensation insurers have flexibility to offer rates that reflect the risk assumed by the insurer based on each employer’s profile. These states are referred to as “loss cost” states. The majority of the states in which we currently operate, including California are loss cost states. In loss cost states, the state first approves a set of loss costs that provide for expected loss and, in most cases, LAE payments, which are prepared by an insurance rating bureau (for example, the WCIRB in California). An insurer then selects a factor, known as a loss cost multiplier, to apply to loss costs to determine its rates. In these states, regulators permit pricing flexibility primarily through: (a) the selection of the loss cost multiplier; and (b) schedule rating modifications that allow an insurer to adjust premiums upwards or downwards for specific risk characteristics of the policyholder such as:

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

The ability of EHI to pay dividends on our common stock and to pay other expenses will be dependent to a significant extent upon the ability of our Nevada domiciled insurance company, EICN, and our Florida domiciled insurance company, EPIC, to pay dividends to their immediate holding company, Employers Group, Inc. (EGI) and, in turn, the ability of EGI to pay dividends to EHI.

Nevada law limits the payment of cash dividends by EICN to EGI by providing that payments cannot be made except from available and accumulated surplus otherwise unrestricted (unassigned) and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend otherwise prohibited by these restrictions, such as a dividend from special assigned surplus, may only be declared and distributed upon the prior approval of the Nevada Commissioner and is considered extraordinary. Special surplus for EICN is assigned surplus funds relating to statutory accounting for retroactive reinsurance and is not available for dividends without prior approval from the Nevada Commissioner.

EICN must give the Nevada Commissioner prior notice of any extraordinary dividends or distributions that it proposes to pay to EGI, even when such a dividend or distribution is to be paid out of available and otherwise unrestricted (unassigned) surplus. EICN may not pay such an extraordinary dividend or make an extraordinary distribution until the Nevada Commissioner either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of: (a) 10% of EICN’s statutory surplus as regards policyholders at the next preceding December 31; or (b) EICN’s statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31.

As of December 31, 2009 and 2008, EICN had positive unassigned surplus of $301.1 million and $205.9 million, respectively. On May 15, 2008, EICN requested and received approval from the Nevada Commissioner to increase a previously approved $200.0 million extraordinary dividend to $275.0 million subject to maintaining the risk-based capital (RBC) total adjusted capital of EICN above a specified level on the date of payment after giving effect to such payment. On August 18, 2008, EICN requested and received approval from the Nevada Commissioner to increase the extraordinary dividend from $275.0 million to a total of $355.0 million subject to the same terms and conditions. The additional extraordinary dividend provided capital management flexibility. As of December 31, 2008, the $355.0 million in extraordinary dividends had been paid to EHI.

The maximum ordinary dividend that could have been paid in 2009 by our insurance subsidiaries to EHI was $17.7 million. On July 31, 2009, a dividend of $17.7 million was paid by EPIC to EGI, its immediate holding company, and subsequently from EGI to EHI.

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

Under Florida law, without regulatory approval, an insurance company may not pay dividends or make other distributions of cash or property to its stockholders within a 12-month period with a total fair market value exceeding the larger of 10% of surplus as of the preceding December 31st or 100% of its prior year’s net income, not including realized capital gains, or net investment income plus a three-year carry forward. As the direct owner of EAC, EPIC will be the recipient of any dividends paid by EAC. The ability of EAC to pay dividends to EPIC is, limited by Florida law. As of December 31, 2009 and 2008, EPIC had positive unassigned surplus of $46.8 million and $69.0 million, respectively.

Guaranty Fund Assessments

In all of the states where our insurance subsidiaries are licensed to transact business, there is a requirement that property and casualty insurers doing business within each such state participate as member insurers in a guaranty association, which is organized to pay contractual benefits owed pursuant to insurance policies issued by insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premium written by member insurers.

In California, unpaid workers’ compensation liabilities from insolvent insurers are the responsibility of the California Insurance Guarantee Association (CIGA). We pass CIGA assessments on to our policyholders, via a surcharge based upon the estimated annual premium at the policy’s inception. We have received, and expect to continue to receive, these guaranty fund assessments, which are paid to CIGA based on the premiums written. As of December 31, 2009, we recorded an asset of $7.1 million for assessments paid to CIGA that includes prepaid policy surcharges still to be collected in the future from policyholders. We also write workers’ compensation insurance in other states with similar obligations as those in California. In these states, we are directly responsible for payment of the assessment. We recorded an estimate of $4.5 million and $4.6 million for our expected liability for guaranty fund assessments at December 31, 2009 and 2008, respectively. The guaranty fund assessments are expected to be paid within two years of recognition.

Property and casualty insurance company insolvencies or failures may result in additional guaranty fund assessments to our insurance subsidiaries at some future date. At this time we are unable to determine the impact such assessments may have on our financial position or results of operations. We have established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

Pooling Arrangements

As a condition to conduct business in some states, including California, insurance companies are required to participate in mandatory worker’s compensation shared market mechanisms, or pooling arrangements, which provide workers’ compensation insurance coverage to private businesses that are otherwise unable to obtain coverage due, for example, to their prior loss experiences.

Closed Block

As required by Nevada law, we established a closed block as of February 5, 2007, for the preservation of the reasonable dividend expectations of eligible members and other policyholders. Certain policies entitle the holder to receive distributions from the surplus of EICN in accordance with the terms of a dividend plan or program with respect to such policy. The closed block was created for the benefit of: (a) all policies issued by EICN that were in-force as of February 5, 2007, and that were participating pursuant to a dividend plan or program of EICN and (b) all policies that were no longer in force as of February 5, 2007, but that were participating pursuant to a dividend plan or program of EICN, that had an inception date that was not earlier than 24 months prior to and not later than February 5, 2007, and for which a participating policy dividend had not been calculated, declared and paid by EICN as of February 5, 2007. The requirements for the closed block ended on February 5, 2009 and the remaining funds of approximately $1.2 million reverted to EICN.

The National Association of Insurance Commissioners (NAIC)

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

The Insurance Regulatory Information System (IRIS), is a system established by the NAIC to provide state regulators with an integrated approach to monitor the financial condition of insurers for the purposes of detecting financial distress and preventing insolvency. IRIS identifies 13 key financial ratios based on year-end data with each ratio identified with a “usual range” of result. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. None of our insurance subsidiaries are currently subject to any action by any state regulator with respect to IRIS ratios.

The NAIC has adopted a risk-based capital (RBC) formula to be applied to all insurance companies. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. RBC standards are used by state insurance regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions.

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

At December 31, 2009, each of our insurance subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed RBC action level.

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

State insurance regulators closely monitor the financial condition of insurance companies reflected in SAP financial statements and can impose significant financial and operating restrictions on an insurance company that becomes financially impaired under SAP guidelines. State insurance regulators generally have the power to impose restrictions or conditions on the activities of a financially impaired insurance company, including: the transfer or disposition of assets; the withdrawal of funds from bank accounts; payment of dividends or other distributions; the extension of credit or the advancement of loans; and investments of funds, including business acquisitions or combinations.

Privacy Regulations

In 1999, the United States Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal non-public financial information. Subsequently, a majority of states adopted additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. A NAIC initiative that impacted the insurance industry in 2001 was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach- Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Our insurance subsidiaries have established policies and procedures to comply with the Gramm-Leach-Bliley-related state privacy requirements.

Federal Legislative Changes

In response to the tightening of supply or unavailability of insurance and reinsurance following the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act of 2002 (the 2002 Act) was enacted in November 2002. The principal purpose of the 2002 Act was to create a role for the Federal government in the provision of insurance for losses sustained in connection with foreign terrorism. Prior to the Act, insurance (except for workers’ compensation insurance) and reinsurance for losses arising out of acts of terrorism were largely unavailable from private insurance and reinsurance companies.

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

The current economic conditions have also raised the possibility of future legislative and regulatory actions, in addition to the enactment of the Emergency Economic Stabilization Act of 2008 (EESA), which could further impact our business. We cannot predict whether or when such actions may occur, or what effect, if any, such actions could have on our business, results of operations and financial condition.

Employees

In January 2009, we initiated a strategic restructuring plan that included staff reductions of approximately 150 employees, or 14% of our total workforce. These reductions began in January and were largely completed by mid-year 2009. Affected employees were eligible for severance benefits and outplacement support.

As of December 31, 2009, we had 941 full-time employees, six of whom were executive officers and six part-time employees. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are excellent.

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

Executive Officers of the Registrant

The following provides information regarding our senior executive officers and key employees as of February 19, 2010. No family relationships exist among our executive officers.

Name	Age(1)	Position
Douglas D. Dirks	51	President and Chief Executive Officer of Employers Holdings, Inc.
William E. Yocke	59	Executive Vice President and Chief Financial Officer of Employers Holdings, Inc.
Martin J. Welch	54	President and Chief Operating Officer, EICN, ECIC, EPIC and EAC
Lenard T. Ormsby	57	Executive Vice President, Chief Legal Officer, General Counsel and Corporate Secretary of Employers Holdings, Inc.
Ann W. Nelson	48	Executive Vice President, Corporate and Public Affairs, of Employers Holdings, Inc.
John P. Nelson	47	Executive Vice President and Chief Administrative Officer of Employers Holdings, Inc.

(1)	At December 31, 2009.

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

Martin J. Welch. Mr. Welch has served as a Director of Employers Holdings, Inc., EGI, and their predecessors, and EICN and ECIC since March 2006. Since October 2008, Mr. Welch has served as a Director of EPIC, EAC, EIG Services, Inc. and Pinnacle Benefits, Inc. He has also served as President and Chief Operating Officer of EICN and ECIC since January 2006 and was Senior Vice President and

Chief Underwriting Officer of EICN and ECIC from September 2004 to January 2006. Since October 2008, Mr. Welch has served as President and Chief Operating Officer of EPIC and EAC. He is President of EIG Services, Inc., Pinnacle Benefits, Inc. and AmSERV, Inc. Prior to joining the Company, he served as Senior Vice President, National Broker Division, for Wausau Insurance Companies from January 2003 to February 2004. Mr. Welch has more than 25 years of experience in workers’ compensation and commercial property and casualty insurance.

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

Ann W. Nelson. Mrs. Nelson has served as Executive Vice President, Corporate and Public Affairs, of Employers Holdings, Inc. since February 2007. She has served as Executive Vice President, Corporate and Public Affairs, of EICN and ECIC since January 2006. Ms. Nelson served EICN as Associate General Counsel from January through December 1999, as General Counsel from December 1999 through July 2002, Executive Vice President of Government Affairs from July 2002 through July 2004, and Executive Vice President of Strategy and Corporate Affairs from July 2004 through December 2005. Ms. Nelson’s governmental experience includes service as Legal Counsel to Nevada Governor Bob Miller from 1994 to 1999, and as a Deputy District Attorney in the Civil Division of the Washoe County District Attorney’s Office in Reno, Nevada from 1993 through 1994.

John P. Nelson. Mr. Nelson has been Executive Vice President and Chief Administrative Officer of Employers Holdings, Inc. since June 2008. He has been Senior Vice President and Chief Administrative Officer of Employers Holdings, Inc. since February 2007 and Senior Vice President and Chief Administrative Officer of EICN and ECIC since July 2004. Prior to joining the Company, he was Vice President, Human Resources & Administration for Fielding Graduate University in Santa Barbara, California from October 1993 to June 2004. Mr. Nelson has 25 years of experience in the field of Human Resources.

Key Employees

Name	Position
Paul I. Ayoub	Senior Vice President and Chief Information Officer
Stephen V. Festa	Senior Vice President and Chief Claims Officer
Jeff J. Gans	Senior Vice President and Chief Underwriting Officer
T. Hale Johnston	Senior Vice President and Regional Manager of the Pacific Region
Cynthia M. Morrison	Senior Vice President, Corporate Controller and Chief Accountant
M. Frank Pinson III	Senior Vice President and Regional Manager of the Midwest Region
David M. Quezada	Senior Vice President and General Manager of Strategic Partnerships and Alliances
Timothy J. Spear	Senior Vice President and Regional Manager of the Southeast Region
George Tway	Senior Vice President and Regional Manger of the Western Region

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

Risks Related to Our Business

Difficult conditions in the economy and capital markets may adversely affect our profitability, financial condition and results of operations.

Our results of operations are materially affected by conditions in the economy and capital markets. The financial markets in the U.S. experienced severe volatility, uncertainty and disruption from the second half of 2007 through 2009. Concerns over the availability and cost of credit, the mortgage market, a declining real estate market, increased unemployment, volatile energy and commodity prices and geopolitical issues, among other factors, have contributed to increased volatility and diminished expectations for the economy and have caused a severe economic slowdown.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, indirectly, the profitability of our business. Further unfavorable economic developments, particularly as a result of increases in unemployment and the failure of small businesses, could adversely affect our earnings if our customers reduce payroll, choose not to renew their insurance with us or go out of business entirely. Challenging economic conditions also may impair the ability of our customers to pay premiums as they come due. These circumstances could have a material adverse effect on our business, financial condition and results of operations.

In addition, the fixed-income markets are experiencing a period of volatility, uncertainty and disruption, which has negatively impacted market liquidity conditions and increased the risk that issuers of fixed maturity securities will default on principal and interest payments. Initially, the effects were focused on the subprime segment of the mortgage-backed securities market. However, this volatility expanded to: (a) a broad range of mortgage and asset-backed and other fixed income securities, including those rated investment grade; (b) the U.S. and international credit and interbank money markets generally; and (c) a wide range of financial institutions and markets, asset classes, and sectors. As a result, the market for fixed income securities has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default.

We have a substantial investment portfolio, comprised principally of fixed maturity securities. Government monetary policy can significantly and adversely affect the value of our investment portfolio, our profitability, and financial condition by: (a) significantly reducing the value of the fixed maturity securities we hold in our investment portfolio, creating net realized capital losses as other-than-temporary impairments (OTTI) occur, resulting in reductions to net income or net unrealized capital losses that could reduce our stockholders’ equity; (b) reducing interest rates on high quality short-term investment securities, thereby materially reducing our net investment income; and (c) making valuation of certain investment securities difficult, potentially leading to significant period-to-period changes in our estimates of fair values, which could result in significant period-to-period volatility in our net income and stockholders’ equity.

These factors and the continuing market disruption could significantly and adversely affect the value of our investment portfolio, our profitability and financial condition.

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

Several factors contribute to the uncertainty in establishing estimated losses, including the length of time to settle long-term, severe cases, claim cost inflation (deflation) trends and uncertainties in the long-term outcome of the 2003 and 2004 legislative reforms in California and the 2003 legislative reforms in Florida. Judgment is required in applying actuarial techniques to determine the relevance of historical payment and claim settlement patterns under current facts and circumstances. In certain states, we have a relatively short operating history and must rely on a combination of industry experience and our specific experience to establish our best estimate of losses and LAE reserves. The interpretation of historical data can be impacted by external forces, principally legislative changes, medical cost inflation, economic fluctuations and legal trends. We review our loss reserves each quarter. We may adjust our reserves based on the results of these reviews and these adjustments could be significant. Any changes in these estimates are reflected in our results of operations during the period in which they are made.

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

Our estimates of incurred losses and LAE attributable to insured events of prior years have decreased for past accident years because actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated. We refer to such decreases as favorable developments. The reductions in reserves were $51.4 million, $71.7 million, $60.0 million, for the years ended December 31, 2009, 2008, 2007, respectively. Estimates of net incurred losses and LAE are established by management utilizing actuarial indications based upon our historical and industry experience regarding claim emergence and claim payment patterns, and regarding medical cost inflation and claim cost trends, adjusted for future anticipated changes in claims-related and economic trends, as well as regulatory and legislative changes, to establish our best estimate of the losses and LAE reserves. The decrease in the prior year reserves was primarily the result of actual paid losses being less than expected, and revised assumptions used in projection of future losses and LAE payments based on more current information about the impact of certain changes, such as legislative changes, which was not available at the time the reserves were originally established. While we have had favorable developments over the past five years, the magnitude of these developments illustrates the inherent uncertainty in our liability for losses and LAE, and we believe that favorable or unfavorable developments of similar magnitude could occur in the future.

State insurance regulations in states where we operate have caused and may continue to cause downward pressure on the premiums we charge.

Our pricing decisions need to take into account the workers’ compensation insurance regulatory regime of each state in which we operate, such as regimes that address the rates that industry participants in that state may or should charge for policies. As of December 31, 2009, 46.9% of our in-force premiums were generated in California. Accordingly, we are particularly affected by regulation in California.

The passage of any form of rate regulation in California could impair our ability to operate profitably in California, and any such impairment could have a material adverse effect on our financial condition and results of operations. Prior to 2009, California went through a cycle of substantial rate decreases. Between 2002 and 2004, three key pieces of workers’ compensation regulation reform were enacted that reformed medical determinations of injuries or illness, established medical fee schedules, allowed for the use of medical provider panels, modified benefit levels, changed the proof needed to file claims, and reformed many additional areas of the workers’ compensation benefits and delivery system. Workers’ compensation insurers in California responded to these reforms by reducing their rates.

Although the California Commissioner does not set premium rates, he does adopt and publish a claims cost benchmark that represents advisory rates that would cover expected losses but do not contain an element to cover operating expenses or profit.

In “administered pricing” states, insurance rates are set by the state insurance regulators and are adjusted periodically. Rate competition is generally not permitted in these states. Of the states in which we currently operate, Florida, Wisconsin and Idaho have implemented such regulations. Additionally, we are exposed to the risk that other states in which we operate will adopt administered pricing regulations.

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

Our concentration in California ties our performance to the business, economic, demographic and regulatory conditions in this state. Any deterioration in the conditions in this state could materially adversely affect our financial condition and results of operations.

Our business has a concentration in California, where we generated 46.9% of our in-force premiums for as of December 31, 2009. Accordingly, unfavorable business, economic, demographic, competitive or regulatory conditions in California could negatively impact our business.

California has been greatly impacted by the overall economic downturn, tightening of the credit markets and the resulting impacts on the residential real estate markets. The economic condition of the state has resulted in high unemployment and decreased payrolls. In addition, many California businesses are dependent on tourism revenues, which are, in turn, dependent on a robust economy. The downturn in the national economy and the economy of California, or any other event that causes deterioration in tourism, could adversely impact small businesses such as restaurants that we have targeted as customers. The departure or insolvency of a significant number of small businesses could also have a material adverse effect on our financial condition or results of operations.

We may be exposed to greater risks than those faced by insurance companies whose business is less concentrated. For example, our average premium per policy in California as of December 31, 2009 has declined by approximately 11.0% since the same time in 2008, principally as a result of declining payroll. There may be further deterioration of the economic conditions in California that could materially adversely affect our financial condition and results of operations.

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

The property and casualty insurance industry is cyclical in nature, and is characterized by periods of so-called “soft” market conditions in which premium rates are stable or falling, insurance is readily available and insurers’ profits decline, and by periods of so-called “hard” market conditions, in which rates rise, insurance may be more difficult to find and insurers’ profits increase. According to the Insurance Information Institute, since 1970, the property and casualty insurance industry experienced hard market conditions from 1975 to 1978, 1984 to 1987 and 2001 to 2004. Although the financial performance of an individual insurance company is dependent on its own specific business characteristics, the profitability of most workers’ compensation insurance companies generally tends to follow this cyclical market pattern. Because we only offer workers’ compensation insurance, our financial condition and operations are subject to this cyclical pattern, and we have no ability to change emphasis to another line of insurance. For example, during a period when there is excess underwriting capacity in the workers’ compensation market and, therefore, lower profitability, we are unable to shift our focus to another line of insurance which is at a different stage of the insurance cycle and, thus, our financial condition and results of operations may be materially adversely affected. We believe the workers’ compensation industry is currently experiencing increased price competition and excess underwriting capacity. This results in lower rate levels and smaller profit margins.

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

We have agreements with two principal strategic partners, ADP and Wellpoint, to market and service our insurance products through their sales forces and insurance agencies. As of December 31, 2009, we generated $30.2 million of in-force premiums through ADP and $40.4 million of in-force premiums through Wellpoint. The in-force premiums for ADP and Wellpoint were 7.8% and 10.5%, respectively, of total in-force premiums as of December 31, 2009. Our agreement with ADP is not exclusive, and ADP may terminate the agreement without cause upon 120 days notice. Although our distribution agreements with Wellpoint are exclusive, Wellpoint may terminate its agreements with us if the A.M. Best financial strength rating of ECIC were downgraded and we are not able to provide coverage through a carrier with an A.M. Best financial strength rating of “B++” or better. Wellpoint may also terminate its agreements with us without cause upon 60 days’ notice. The termination of any of our principal strategic partnership agreements, our failure to maintain good relationships with our principal strategic partners or their failure to successfully market our products may materially reduce our revenues and have a material adverse effect on our results of operations if we are unable to replace the principal strategic partners with other distributors that produce comparable premiums. In addition, we are subject to the risk that our principal strategic partners may face financial difficulties, reputational issues or problems with respect to their own products and services, which may lead to decreased sales of our products and services. Moreover, if either of our principal strategic partners consolidates or aligns itself with another company or changes its products that are currently offered with our workers’ compensation insurance product, we may lose business or suffer decreased revenues.

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

A downgrade in our financial strength rating could reduce the amount of business that we are able to write or result in the termination of certain of our agreements with our strategic partners.

Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. Our insurance subsidiaries are currently assigned a group letter rating of “A-” (Excellent) by A.M. Best, which is the rating agency that we believe has the most influence on our business. This rating is assigned to companies that, in the opinion of A.M. Best, have demonstrated an excellent overall performance when compared to industry standards. A.M. Best considers “A-” rated companies to have an excellent ability to meet their ongoing obligations to policyholders. This rating does not refer to our ability to meet non-insurance obligations and is not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities.

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

In view of the difficulties experienced recently by many financial institutions, including our competitors in the insurance industry, we believe that it is possible that external rating agencies, such as A.M. Best, may increase their scrutiny of financial institutions, increase the frequency and scope of their reviews, request additional information from the companies that they rate, including additional information regarding the valuation of investment securities held, and may adjust upward the capital and other requirements employed in their models for maintenance of certain rating levels. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could materially adversely affect our business.

One of our strategic partners, Wellpoint, requires that we offer workers’ compensation coverage through a carrier with a financial strength rating of “B++” or better by A.M. Best. We currently offer this coverage through our subsidiary, ECIC. Our inability to offer such coverage could cause a reduction in the number of policies we write, would adversely impact our relationships with our strategic partners and could have a material adverse effect on our results of operations and our financial position. If ECIC’s financial strength rating were downgraded, and we were not able to enter into an agreement to provide coverage through a carrier rated “B++” or better by A.M. Best, Wellpoint could terminate its distribution agreements with us. We cannot assure you that we would be able to enter such an agreement if our rating was downgraded.

If we are unable to obtain reinsurance on favorable terms, our ability to write new policies and to renew existing policies could be adversely affected and our financial condition and results of operations could be materially adversely affected.

Like other insurers, we manage our risk by buying reinsurance. Reinsurance is an arrangement in which an insurance company, called the ceding company, transfers a portion of insurance risk under policies it has written to another insurance company, called the reinsurer, and pays the reinsurer a portion of the premiums relating to those policies. Conversely, the reinsurer receives or assumes risk from the ceding company. We currently purchase excess of loss reinsurance. We purchase reinsurance to cover larger individual losses and aggregate catastrophic losses from natural perils and acts of terrorism, excluding nuclear, biological, chemical and radiological events.

On July 1, 2009, we entered into a new reinsurance program that is effective through July 1, 2010. The reinsurance program consists of two agreements, one excess of loss agreement and one catastrophic loss agreement. The program provides coverage up to $200.0 million per loss occurrence, subject to certain exclusions. Our loss retention for the program year beginning July 1, 2009 is $5.0 million. The coverage is subject to an aggregate loss cession limitation in the first layer ($5.0 million in excess of our $5.0 million retention) of $20.0 million. Additionally, in the second through fifth layers of our reinsurance program, our ultimate net loss shall not exceed $10 million for any one life, and we are permitted one reinstatement for each layer upon the payment of additional premium. Covered losses which occur prior to expiration or cancellation of the reinsurance program continue to be obligations of the reinsurer and subject to the other conditions in the agreement. We are responsible for these losses if the reinsurer cannot or refuses to pay, see “Item 1—Business—Reinsurance.”

Although reinsurance agreements generally bind the reinsurance companies during the treaty period at fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for periods subsequent to the current treaty period. In certain circumstances, the price of reinsurance for risks already reinsured may also increase. The availability, amount and cost of reinsurance are all subject to market conditions and to our loss experience. We cannot be certain that our reinsurance agreements will be renewed or replaced prior to their expiration upon terms satisfactory to us. If we are unable to renew or replace our reinsurance agreements upon terms satisfactory to us, our net liability on individual risks would increase and we would have greater exposure to catastrophic losses. If this were to occur, our underwriting results would be subject to greater variability and our underwriting capacity would be reduced. As a result, these consequences could have a material adverse affect on our financial condition and results of operations. Any increase in the cost of reinsurance will, absent an increase in our loss retention, reduce our earnings. Accordingly, we may be forced to incur additional expense for reinsurance or may not be able to obtain reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.

We are subject to credit risk with respect to our reinsurers, and they may also refuse to pay or may delay payment of losses we cede to them.

Although we purchase reinsurance to manage our risk and exposure to losses, we continue to have direct obligations under the policies we write. We remain liable to our policyholders, even if we are unable to recover from our reinsurers what we believe we are entitled to receive under our reinsurance contracts. Reinsurers with whom we have contracted may default in their obligations as a result of insolvency, lack of liquidity, operational failure or other reasons. Accordingly, we bear credit risk with respect to our reinsurers. Liquidity and the availability of capital continue to be restricted as a result of adverse credit market conditions and concerns about the economy. Reinsurers may not have enough liquidity to make timely payments. Disruptions, uncertainty or volatility in the financial markets may limit reinsurers’ access to capital required to operate their businesses and in turn affect payments to us. The inability of any of our reinsurers to meet its financial obligations could materially and adversely affect our operations, as we remain primarily liable to our customers under the policies that we have insured. If this were to occur, our underwriting results would be subject to greater variability and our underwriting capacity would be reduced. As a result, these consequences could have a material adverse affect on our financial condition and results of operations.

Losses may not be recovered from our reinsurers until claims are paid, and in the case of long-term workers’ compensation cases, the creditworthiness of our reinsurers may change before we recover the amounts to which we are entitled. We obtained reinsurance covering the losses incurred prior to July 1, 1995, and we could be liable for all of those losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurer’s party to such transaction. At December 31, 2009, we had $1.1 billion of reinsurance recoverables for paid and unpaid losses and LAE of which only $13.7 million is currently due to us. With the exception of certain losses assumed from the Fund these recoverables are unsecured. If we are unable to collect on our reinsurance recoverables, our financial condition and results of operations could be materially adversely affected.

Our assumption of the assets, liabilities and operations of the Fund covered all losses incurred by the Fund prior to January 1, 2000, pursuant to legislation passed in the 1999 Nevada legislature. We obtained reinsurance covering the losses incurred prior to July 1, 1995, and we could be liable for all of those losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers party to such transaction.

On January 1, 2000, our Nevada insurance subsidiary assumed all of the assets, liabilities and operations of the Fund, including losses incurred by the Fund prior to such date. Our Nevada insurance subsidiary also assumed the Fund’s rights and obligations associated with the LPT Agreement that the Fund entered into with third party reinsurers with respect to its losses incurred prior to July 1, 1995. The LPT Agreement was a retroactive 100% quota share reinsurance agreement under which the Fund initially ceded $1.525 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775 million in cash. The LPT Agreement provides coverage for losses up to $2 billion, excluding losses for burial and transportation expenses. Accordingly, to the extent that the Fund’s outstanding losses for claims with original dates of injury prior to Ju1y 1, 1995 exceed $2 billion, they will not be covered by the LPT Agreement and we will be liable for those losses to that extent. Paid losses under the LPT Agreement totaled $489.0 million through December 31, 2009. As of December 31, 2009, the estimated remaining liabilities subject to the LPT Agreement were approximately $888.4 million.

The reinsurers under the LPT Agreement agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. Accordingly, if the Nevada legislature were to increase the benefits payable for the pre-July 1, 1995 claims, we would be responsible for the increased benefit costs to the extent of the legislative increase. Similarly, if the credit rating of any of the third party reinsurers that are party to the LPT Agreement were to fall below “A-” as determined by A.M. Best or to become insolvent, we would be responsible for replacing any such reinsurer or would be liable for the claims that otherwise would have been transferred to such reinsurer. For example, in 2002, the rating of one of the original reinsurers under the LPT Agreement, Gerling Global International Reinsurance Company Ltd. (Gerling) dropped below the mandatory “A-” A.M. Best rating to “B+.” Accordingly, we entered into an agreement to replace Gerling with National Indemnity Company (NICO) at a cost to us of $32.8 million. We can give no assurance that circumstances requiring us to replace one or more of the current reinsurers under the LPT Agreement will not occur in the future, that we will be successful in replacing such reinsurer or reinsurers in such circumstances, or that the cost of such replacement or replacements will not have a material adverse effect on our results of operations or financial condition.

The LPT Agreement also required the reinsurers to each place assets supporting the payment of claims by them in individual trusts that require that collateral be held at a specified level. The collateralization level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we can require the reinsurers to contribute additional assets to maintain the required minimum level. The value of these assets at December 31, 2009 was approximately $883.6 million. If the value of the collateral in the trusts drops below the required minimum level and the reinsurers are unable to contribute additional assets, we could be responsible for substituting a new reinsurer or paying those claims without the benefit of reinsurance. One of the reinsurers has collateralized its obligations under the LPT Agreement by placing shares of stock of a publicly held corporation, with a value of $635.2 million at December 31, 2009, in a trust to secure the reinsurer’s obligation of $488.6 million. The value of this collateral is subject to fluctuations in the market price of such stock. The other reinsurers have placed treasury and fixed maturity securities in trusts to collateralize their obligations.

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

Many of our competitors are significantly larger and possess greater financial, marketing and management resources than we do. Some of our competitors benefit financially by not being subject to federal income tax. Intense competitive pressure on prices can result from the actions of even a single large competitor. Competitors with more surplus than us have the potential to expand in our markets more quickly than we can. Additionally, greater financial resources permit an insurer to gain market share through more competitive pricing, even if that pricing results in reduced underwriting margins or an underwriting loss. Many of our competitors are multi-line carriers that can price the workers’ compensation insurance that they offer at a loss in order to obtain other lines of business at a profit.

If we are unable to compete effectively, our business and financial condition could be materially adversely affected. In addition, new competition could cause the supply or demand for insurance to change, which could adversely affect our results of operations and financial condition.

If we are unable to realize our investment objectives, our financial condition and results of operations may be materially adversely affected.

Investment income is an important component of our revenue and net income. As of December 31, 2009, our investment portfolio, excluding cash and cash equivalents, had a fair value of $2.03 billion. For the year ended December 31, 2009, we had $90.5 million of net investment income. Our investment portfolio is managed by an independent asset manager that operates under investment guidelines approved by our Board of Directors. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks that are beyond our control, including risks related to general economic conditions, interest rate fluctuations and market volatility. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. For example, general economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts. These and other factors affect the capital markets and, consequently, the value of our investment portfolio.

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

Continued deterioration in the financial markets could lead to investment losses, which may adversely affect liquidity, our financial condition and results of operations.

We are exposed to significant financial risks related to the capital markets, including the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk, credit spread risk, credit risk and equity price risk.

Interest rate risk. Our exposure to interest rate risk relates primarily to the market price, and cash flow variability associated with changes in interest rates. The fixed maturity security portion of our investment portfolio contains interest rate sensitive instruments that may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. A rise in interest rates would decrease the fair value of the investment portfolio, offset by our ability to earn higher rates of return on funds reinvested and new investments. Conversely, a decline in interest rates would increase the fair value of the investment portfolio, offset by lower rates of return on funds reinvested and new investments. We manage interest rate risk by instructing our investment manager to select fixed income investments consistent with our investment strategy. Our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances considerations of duration, yield and credit risk. We continually monitor the impact of interest rate risk on our liquidity obligations. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

Credit spread risk. Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads, which we attempt to manage through issuer and industry diversification. A widening of credit spreads will decrease the fair value of our investment portfolio; if issuer credit spreads increase significantly or for an extended period of time, it would likely result in higher OTTI charges. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities. Continuing challenges include continued weakness in the real estate market, increased mortgage delinquencies, rating agency downgrades, deleveraging of financial institutions and hedge funds, and a serious dislocation in the interbank market.

Credit risk. We are subject to the risk that the issuers of fixed maturity securities we own may default on principal and interest payments they owe us. At December 31, 2009, the fixed maturity securities of $2.0 billion in our investment portfolio represented 96.6% of our total invested assets. Of such total, 64.0% represented fixed maturity securities issued by municipalities, states and U.S. Government obligations.

The current economic downturn, acts of corporate malfeasance, widening risk spreads, budgetary deficits, or other events that adversely affect the issuers of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. Any event reducing the value of the fixed maturity securities we own on other than a temporary basis could have a material adverse effect on our business, financial condition and results of operations.

Equity price risk. Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. Any adverse change in market prices of the equity securities decreases the fair value of our investment portfolio and affects our financial condition. In order to minimize equity price risk, we invest primarily in the equity securities of mid-to-large capitalization issuers and seek diversification across several industry sectors.

For more information regarding market, interest rate, or credit risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

The determination of the amount of impairments taken on our investments is highly subjective and could materially impact our financial condition and results of operations.

We regularly review our entire investment portfolio for declines in value. The determination of the amount of impairments taken on our investments is based on our periodic evaluation and assessment of our investments and known and inherent risks associated with the various asset classes. There can be no assurance that our management has accurately assessed the level of impairments in determining the OTTI reflected in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.

An investment in a fixed maturity or equity security is impaired if its fair value falls below its carrying value and the decline is considered to be other-than-temporary. Factors considered in determining whether a decline is other-than-temporary include, but are not limited to, the length of time and the extent to which fair value has been below cost, historical and projected company financial performance and financial condition, the dividend policy of the issuer, whether the decline is issuer or industry specific, the outlook for industry sectors, credit ratings, analyst reports, macro-economic changes and that it is not more likely than not that we will be required to sell the security before its expected recovery or maturity. Inherent in management’s evaluation of the security are assumptions and estimates in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.

The valuation of our investments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may adversely affect our financial condition and results of operations.

Our estimate of fair value for our investments are based upon the inputs used in the valuation and give the highest priority to quoted prices in active markets and require that observable inputs be used in the valuations when available. In determining the level of the hierarchy in which the valuation is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

•	Level 1—unadjusted quoted prices for identical assets or liabilities in active markets that we have the ability to access;

•

Level 2—quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data; and

•

Level 3—valuations based on models where significant inputs are not observable and where the unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

If quoted market prices and an estimate determined by using objectively verifiable information are unavailable, we produce an estimate of fair value based on internally developed valuation techniques. The use of internally developed valuation techniques may have a material effect on the estimated fair value amounts of our investments and our financial condition.

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

The capital and credit markets continue to experience extreme volatility and disruption that have negatively impacted market liquidity conditions. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. Continuing disruptions, uncertainty or volatility in the financial markets may limit our access to capital required to operate our business, replace maturing debt obligations or access the capital necessary to grow our business. As a result, we may be forced to delay raising capital or be unable to raise capital on favorable terms, or at all, which could decrease our profitability, significantly reduce our financial flexibility and cause rating agencies to reevaluate our financial strength ratings.

We have outstanding indebtedness, which could impair our financial strength ratings and adversely affect our ability to react to changes in our business and fulfill our debt obligations.

Our indebtedness could have significant consequences, including:

•	making it more difficult for us to satisfy our obligations;

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, debt service requirements, the execution of our business strategy, acquisitions and other purposes;

•	affecting the way we manage our business due to restrictive covenants;

•	requiring us to provide collateral which restricts our use of funds;

•	requiring us to dedicate a portion of our cash flow from operations to pay principal and interest on our debt, which would reduce the funds available to us for other purposes; and

•	making us more vulnerable to adverse changes in general economic and industry conditions, and limiting our flexibility to plan for, and react quickly to, changing conditions.

We rely on our information technology and telecommunication systems, and the failure of these systems could materially and adversely affect our business.

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, administer and make payments on claims, facilitate collections, and, to automatically underwrite and administer the policies we write. Our main underwriting and policy administration system includes the base systems for underwriting evaluation, quoting, rating, policy issuance and servicing, and endorsements. This system, along with our other systems, enables us to perform actuarial and other modeling functions necessary for underwriting and rate development. The failure of any of our systems, including due to a natural catastrophe, or the termination of any third-party software licenses upon which any of these systems is based, could interrupt our operations or materially impact our ability to evaluate and write new business. As our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service or compromise our ability to pay claims in a timely manner, which could have a material adverse effect on our business.

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

Under our workers’ compensation policies and applicable laws in the states in which we operate, we are required to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. We would be particularly adversely affected by a terrorist act affecting any metropolitan area where our policyholders have a large concentration of workers.

Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by the 2002 Act, or its extension, the TRIPRA, the risk of severe losses to us from acts of terrorism has not been eliminated because our excess of loss reinsurance treaty program contains various sub- limits and exclusions limiting our reinsurers’ obligation to cover losses caused by acts of terrorism. Our excess of loss reinsurance treaties do not protect against nuclear, biological, chemical or radiological events. If such an event were to impact one or more of the businesses we insure, we would be entirely responsible for any workers’ compensation claims arising out of such event, subject to the terms of the 2002 Act, and the TRIPRA and could suffer substantial losses as a result.

Under the TRIPRA, federal protection is currently provided to the insurance industry for events, including acts of foreign and domestic terrorism, that result in an industry loss of at least $100 million in 2009. In the event of qualifying industry loss (which must occur out of an act of terrorism certified as such by the Secretary of the Treasury), each insurance company is responsible for a deductible of 20% of direct earned premiums in the previous year, with the federal government responsible for reimbursing each company for 85% of the insurer’s loss in excess of the insurer’s loss, up to the insurer’s proportionate share of the $100 billion industry aggregate limit in any one year. Furthermore, the proposed federal budget plan for fiscal year 2011 includes provisions to scale back the protections provided under the TRIPRA by removing coverage for acts of domestic terrorism, increasing the deductible and allowing the program to expire in 2014. Accordingly, events may not be covered by, or may result in losses exceeding the capacity of, our reinsurance protection and any protection offered by the TRIPRA or any subsequent legislation. Thus, any acts of terrorism could expose us to potentially substantial losses and, accordingly, could materially adversely affect our financial condition and results of operations.

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

The insurance business is subject to extensive regulation that limits the way we can operate our business and changes in regulation may reduce our profitability and/or limit our growth.

We are subject to extensive regulation by the insurance regulatory agencies in each state in which our insurance subsidiaries are licensed and most significantly by the insurance regulators in California, Florida and Nevada, the states in which our insurance subsidiaries are domiciled. These state agencies have broad regulatory powers designed primarily to protect policyholders, not stockholders or other investors. Regulations vary from state to state, but typically address or include:

•	standards of solvency, including risk-based capital measurements;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the types of terms that we can include in the insurance policies we offer;

•	mandates that may affect wage replacement and medical care benefits paid under the workers’ compensation system;

•	requirements for the handling and reporting of claims;

•	procedures for adjusting claims, which can affect the cost of a claim;

•	restrictions on the way rates are developed and premiums are determined;

•	the manner in which agents may be appointed;

•	establishment of liabilities for unearned premiums, unpaid losses and LAE and other purposes;

•	limitations on our ability to transact business with affiliates;

•	mergers, acquisitions and divestitures involving our insurance subsidiaries;

•	licensing requirements and approvals that affect our ability to do business;

•	compliance with all applicable medical privacy laws;

•	potential assessments for the settlement of covered claims under insurance policies issued by impaired, insolvent or failed insurance companies or other assessments imposed by regulatory agencies; and

•	the amount of dividends that our insurance subsidiaries may pay to EGI and, in turn, the ability of EGI to pay dividends to EHI.

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

The insurance industry is primarily regulated by individual states; while the federal government does not directly regulate the business of insurance, federal initiatives such as financial services regulation, privacy regulation and tort reform regulation may impact the insurance industry and our company. Proposals intended to control the cost and availability of healthcare services are being debated in the U.S. Congress and state legislatures. Although we neither write health insurance nor assume any healthcare risk, rules affecting healthcare services may affect the workers’ compensation insurance that we do write. Additionally, proposals intended to address global climate change concerns that could affect our business, or businesses that we insure, are being considered in the U.S. Congress and state legislatures. We cannot determine whether any of the above proposals may be adopted by the U.S. Congress or any state legislature or what effect, if any, such adoption would have on us.

The current economic conditions have also raised the possibility of future legislative and regulatory actions, in addition to the enactment of the Emergency Economic Stabilization Act of 2008 (EESA), which could further impact our business. Additionally, in view of recent events involving certain financial institutions, it is possible that the federal government will heighten its oversight of insurers, such as us, possibly through a federal system of insurance regulation, which the U.S. Congress has considered from time to time. The most recent proposal related to a federal system of insurance regulation, the National Insurance Consumer Protection Act (NICPA), was introduced into the U.S. Congress in April 2009. The NICPA would, among other things, create a federal agency with authority to organize, incorporate, operate, regulate and supervise national insurers, and would establish a systemic risk regulator for all insurance companies. The NICPA would require that certain insurance companies be regulated primarily by the federal government, with other insurers permitted to opt in favor of federal regulation. Additionally, a proposal currently being considered by the U.S. Congress would repeal the McCarran-Ferguson Act of 1945 (McCarran-Ferguson). According to the American Academy of Actuaries, any such repeal would limit the ability of an insurer to share data on which loss estimates, and ultimately premium rates, are based. The repeal of McCarran-Ferguson would have the effect of making the estimation of losses more uncertain, particularly for low-frequency, high-severity, long-tailed lines of business, such as workers’ compensation. We cannot predict whether the proposals described above (or any other proposals) will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.

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

EHI is a holding company that transacts substantially all of its business through operating subsidiaries. Its primary assets are the shares of stock of our insurance subsidiaries. The ability of EHI to meet obligations on outstanding debt, to pay stockholder dividends and to make other payments, depends on the surplus and earnings of our subsidiaries and their ability to pay dividends or to advance or repay funds, and upon the ability of our insurance subsidiaries, to pay dividends to EGI and, in turn, the ability of EGI to pay dividends to EHI.

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

The effects of inflation, including medical cost inflation, causes claims costs to rise. Our reserve for losses and LAE includes assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatment and litigation costs. In addition, judicial decisions and legislative actions continue to broaden liability and policy definitions and to increase the severity of claims payments. To the extent inflation and these legislative actions and judicial decisions cause claims costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

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

Our success depends in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting personnel and other skilled employees who are knowledgeable about our business. The current success of our business is dependent in significant part on the efforts of Douglas D. Dirks, our President and Chief Executive Officer, Martin J. Welch, the President and Chief Operating Officer of our insurance subsidiaries, and William E. Yocke, our Executive Vice President and Chief Financial Officer. Many of our regional and local officers are also critical to our operations because of their industry expertise, knowledge of our markets and relationships with the independent agents and brokers who sell our products. We have entered into employment agreements with certain of our key executives. Currently, we do not maintain key man life insurance for our executives or senior management team. If we were to lose the services of members of our management team or key regional or local officers, we may be unable to find replacements satisfactory to us and our business. As a result, our operations may be disrupted and our financial performance may be materially adversely affected.

Assessments and other surcharges for guaranty funds, second injury funds and other mandatory pooling arrangements may reduce our profitability.

All states require insurance companies licensed to do business in their state to bear a portion of the unfunded obligations of insolvent insurance companies. These obligations are funded by assessments, which can be expected to continue in the future in the states in which we operate. Assessments are levied by guaranty associations within the state, up to prescribed limits, on all insurers doing business in that state on the basis of the proportionate share of the premiums written by insurers doing business in that state in the lines of business in which the impaired, insolvent or failed insurer is engaged. Maximum contributions required by law in any one state in which we currently offer insurance vary between 0.2% and 2.0% of premiums written. We recorded an estimate of $4.5 million and $4.6 million for our expected liability for guaranty fund assessments at December 31, 2009 and 2008, respectively. The assessments levied on us may increase as we increase our premiums written or if we write business in additional states. In some states, we receive a credit against our premium taxes for guaranty fund assessments. The effect of these assessments or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

Most states have laws that provide for second injury funds that protect employers from higher insurance costs that can occur when a subsequent injury combines with a prior disability to result in substantially increased medical or disability costs than the subsequent injury alone would have produced. This protects an employer from loss or increased insurance cost because it hires or retains an employee who has a disability. Funding is provided pursuant to individual state statutes or regulations, and typically is made by assessments on insurance companies based on premiums written, losses paid by the fund or losses paid by the insurance industry.

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

Risk Related to Our Common Stock

The price of our common stock may decrease, and you may lose all or part of your investment.

The trading price of our common stock may fluctuate as a result of a number of factors, many of which are beyond our control, including, among others:

•	the performance of the stock market generally and the financial industry and insurance companies specifically;

•	quarterly variations in our results of operations;

•	changes in expectations as to our future results of operations, including financial estimates by securities analysts and investors;

•	announcements of claims against us by third parties;

•	departures of key personnel;

•	changes in law and regulation;

•	results of operations that vary from those expected by securities analysts and investors; and

•	future sales of shares of our common stock.

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

Insurance laws of Nevada, California, Florida and other applicable states, certain provisions of our charter documents and Nevada corporation law could prevent or delay a change of control and could also adversely affect the market price of our common stock.

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

Additionally, we have insurance subsidiaries domiciled in California and Florida. The insurance laws of California and Florida require prior approval from the California DOI and the Florida OIR for any change of control of the subsidiary domiciled in their respective states. Insurance laws in many other states also contain provisions that require pre-notification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. In Florida, “control” is generally presumed to exist through the direct or indirect ownership of 5% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company, while in California and Nevada, “control” is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. Because we have insurance subsidiaries domiciled in California, Florida and Nevada any future transaction that would constitute a change in control of us would generally require the party acquiring control to obtain the prior approval of the California Commissioner, Florida

Commissioner and the Nevada Commissioner and may require pre-notification in those states that have adopted pre-notification provisions upon a change of control. Obtaining these approvals may result in a material delay of, or deter, any such transaction. These laws may discourage potential acquisition proposals or tender offers, and may delay, deter or prevent a change of control, even if the acquisition proposal or tender offer is at a premium over the then current market price for our common stock and beneficial to our stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in leased premises in Reno, Nevada. In addition to serving as our corporate headquarters, it also serves as a branch office providing services in marketing, loss control and claims and underwriting related support. As of February 1, 2010, we leased 336,801 square feet of total office space in 14 states. Additionally, we own a 15,120 square foot building in Carson City, Nevada, which is used as a storage facility. Details of our significant locations are included in the following table:

Location	Square Feet
Corporate Offices:
Reno, Nevada	79,533
Branch Offices:
Glendale, California	49,914
Henderson, Nevada	44,958
North Palm Beach, Florida	28,929
San Francisco, California	23,342
Newbury Park, California	15,724
Other office space leases	94,401

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

During the quarter ended December 31, 2009, no matters were submitted to a vote of stockholders.

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

2008	High	Low
First quarter	$18.69	$15.13
Second quarter	20.75	17.23
Third quarter	20.62	15.86
Fourth quarter	17.50	10.08

2009	High	Low
First quarter	$16.08	$8.29
Second quarter	13.79	8.16
Third quarter	15.82	12.11
Fourth quarter	16.66	14.06

There were 1,887 holders of record as of February 19, 2010.

Limitations on Acquisitions of Common Stock

Under Nevada insurance law and our amended and restated articles of incorporation that became effective on completion of the conversion, for a period of five years following February 5, 2007 or, if earlier, until such date as Employers Holdings, Inc. no longer directly or indirectly owns a majority of the outstanding voting stock of EICN, no person may directly or indirectly acquire or offer to acquire in any manner beneficial ownership of five percent or more of any class of voting securities of Employers Holdings, Inc. without the prior approval by the Nevada Commissioner of an application for acquisition under Section 693A.500 of the Nevada Revised Statutes. Under Nevada insurance law, the Nevada Commissioner may not approve an application for such acquisition unless the Commissioner finds that: (a) the acquisition will not frustrate the plan of conversion as approved by our members and the Commissioner; (b) our Board of Directors has approved the acquisition or extraordinary circumstances not contemplated in the plan of conversion have arisen which would warrant approval of the acquisition; and (c) the acquisition is consistent with the purpose of relevant Nevada insurance statutes to permit conversions on terms and conditions that are fair and equitable to the members eligible to receive consideration. Accordingly, as a practical matter, any person seeking to acquire us within five years after February 5, 2007 may only do so with the approval of the Board of Directors of EICN. Furthermore, any person or entity who individually or together with an affiliate (as defined by applicable law) seeks to directly or indirectly acquire in any manner, at any time, beneficial ownership of 5% or more of any class of our voting securities will be subject to certain requirements, including the prior approval of the proposed acquisition by certain state insurance regulators, depending upon the circumstances involved. Any such acquisition without prior satisfaction of applicable regulatory requirements may be deemed void under state law.

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

•	our results of operations and cash flows;

•	our financial position and capital requirements;

•	general business conditions;

•	any legal, tax, regulatory and contractual restrictions on the payment of dividends; and

•	any other factors our Board of Directors deems relevant.

Following is a summary of dividends paid to stockholders by EHI:

Dividends Declared	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008	$0.06	$0.06	$0.06	$0.06
2009	$0.06	$0.06	$0.06	$0.06

On February 24, 2010, the Board of Directors declared a $0.06 dividend per share, payable March 24, 2010, to stockholders of record on March 10, 2010. There can be no assurance that we will declare and pay any additional or future dividends.

Issuer Purchases of Equity Securities

The following table summarizes the repurchase of our common stock for the year ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program(2)
				(millions)
January 1—January 31, 2009	—	$—	—	$85.8
February 1—February 28, 2009	—	—	—	85.8
March 17—March 31, 2009	1,624,195	9.56	1,624,195	70.3
April 1—April 30, 2009	524,200	10.13	524,200	65.0
May 1—May 31, 2009	450,800	11.38	450,800	59.8
June 1—June 30, 2009	470,100	13.06	470,100	53.7
July 1—July 31, 2009	478,200	13.17	478,200	47.4
August 1—August 31, 2009	491,834	14.86	491,834	40.1
September 1—September 30, 2009	577,072	15.08	577,072	31.4
October 1—October 31, 2009	244,389	15.23	244,389	27.7
November 1—November 30, 2009	511,000	15.17	511,000	20.0
December 1—December 31, 2009	585,277	14.83	585,277	11.3

Total 2009 Repurchases	5,957,067	12.52

(1)	Includes fees and commissions paid on stock repurchases.

(2)

On February 21, 2008, the Board of Directors authorized a stock repurchase program of up to $100 million of our common stock through June 30, 2009. On February 25, 2009, the Board of Directors extended this program through December 31, 2009. The shares were repurchased at prevailing market prices in open market transactions. From the inception of the program in 2008 to December 31, 2009, 6,743,862 shares were repurchased at an average cost of $13.16 per share including commissions.

On November 4, 2009, the Board of Directors authorized a 2010 share repurchase program for up to $50 million of the Company’s common stock (2010 Program). The Company expects that shares may be purchased at prevailing market prices from January 1, 2010 through December 31, 2010 through a variety of methods including open market or private transactions, in accordance with applicable laws and regulations. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements and other market and economic conditions. Repurchases under the 2010 Program may be commenced or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.

Equity and Incentive Plan

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2009. The Company does not have any plans not approved by the stockholders. The plan is discussed further in Note 17 in the Notes to our Consolidated Financial Statements which are included herein.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercised price of outstanding warrants and rights	(c) Number of securities remaining available for future issuance under compensation plans (excluding securities) reflected in column (a)
Equity compensation plans approved by stockholders	2,074,120	16.30	1,531,418
Equity compensation plans not approved by stockholders	—	—	—

Total	2,074,120	16.30	1,531,418

Performance Graph

The following graph compares the cumulative total return on $100 invested in the common stock of EHI for the period commencing on January 31, 2007, and ending on December 31, 2009 with the cumulative total return on $100 invested in each the Standard and Poor’s 500 Index (S&P 500) and the Standard and Poor’s 500 Property-Casualty Insurance Index (S&P PC). The closing market price for our common stock at December 31, 2009 was $15.34.

Employers Holdings, Inc.

	Cumulative Total Return
	Employers Holdings, Inc.	S&P 500	S&P 500 P&C Insurance Index
1/31/07(1)	100.00	100.00	100.00
6/30/07	106.66	105.36	104.74
12/31/07	84.47	103.92	89.85
6/30/08	105.35	91.54	73.33
12/31/08	84.62	65.47	63.43
6/30/09	70.36	67.54	57.06
12/31/09	80.30	82.80	71.26

(1)	Our common stock has been listed on the NYSE since our initial public offering on January 31, 2007.

Item 6. Selected Financial Data

The following selected historical consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. The selected historical financial data as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The selected historical financial data as of December 31, 2007, 2006 and 2005 and for the year ended December 31, 2006 and 2005 have been derived from our audited consolidated financial statements and related notes thereto not included in this Form 10-K. These historical results are not necessarily indicative of results to be expected in any future period. These historical results are not necessarily indicative of results to be expected in any future period.

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

	Years Ended December 31,
	2009	2008(1)	2007	2006	2005
	(in thousands, except per share amounts and ratios)
Income Statement Data
Revenues:
Net premiums earned	$404,247	$328,947	$346,884	$392,986	$438,250
Net investment income	90,484	78,062	78,623	68,187	54,416
Realized gains (losses) on investments, net	791	(11,524)	180	54,277	(95)
Other income	413	1,293	4,236	4,800	3,915

Total revenues	495,935	396,778	429,923	520,250	496,486
Expenses:
Losses and loss adjustment expense	214,461	136,515	143,302	129,755	211,688
Commission expense	36,150	43,618	44,336	48,377	46,872
Dividends to policyholders	6,930	1,295	(65)	465	1,028
Underwriting and other operating expenses	138,687	101,164	91,464	87,361	68,906
Interest expense	7,409	2,135	—	—	—

Total expense	403,637	284,727	279,037	265,958	328,494

Net income before income taxes	92,298	112,051	150,886	254,292	167,992
Income tax expense	9,277	10,266	30,603	82,722	30,394

Net income	$83,021	$101,785	$120,283	$171,570	$137,598

Earnings per common share(2)
Basic	$1.81	$2.07	$2.19
Diluted	1.80	2.07	2.19
Pro forma earnings per common share
—basic and diluted-(2)			$2.32	$3.43	$2.75

	As of December 31,
	2009	2008(1)	2007	2006	2005
	(in thousands, per share amounts and ratios)
Selected Operating Data
Gross premiums written(3)(4)	$379,949	$318,392	$351,847	$386,796	$451,448
Net premiums written(3)(5)	368,290	308,317	339,720	372,224	432,498
Losses and LAE ratio(6)	53.1%	41.5%	41.3%	33.0%	48.3%
Commission expense ratio(7)	8.9	13.3	12.8	12.3	10.7
Dividends to policyholders ratio(8)	1.7	0.4	—	0.1	0.2
Underwriting and other operating expense ratio(9)	34.3	30.7	26.3	22.2	16.0
Combined ratio(10)	98.0	85.9	80.4	67.7	75.0
Net income before impact of the deferred reinsurance
gain—LPT Agreement(11)(12)(13)	$65,014	$83,364	$102,249	$152,197	$93,842
Earnings per common share before impact of LPT(13)
Basic	$1.42	$1.69
Diluted	1.41	1.69
Pro forma earnings per common share—basic and diluted—before impact of LPT(2)(13)			$1.98	$3.04	$1.88
Dividends declared	0.24	0.24	0.18	—	—

	As of December 31,
	2009	2008(1)	2007	2006	2005
	(in thousands, except ratios)
Balance Sheet Data
Cash and cash equivalents	$191,572	$202,893	$149,703	$79,984	$61,083
Total investments	2,029,560	2,042,941	1,726,280	1,715,673	1,595,771
Reinsurance recoverable on paid and unpaid losses	1,064,843	1,087,738	1,061,551	1,107,900	1,151,166
Total assets	3,676,653	3,825,098	3,264,309	3,266,840	3,188,777
Unpaid losses and loss adjustment expense	2,425,658	2,506,478	2,269,710	2,307,755	2,349,981
Deferred reinsurance gain—LPT Agreement(11)(12)	388,574	406,581	425,002	443,036	462,409
Total liabilities	3,178,254	3,380,370	2,884,856	2,963,063	3,044,170
Total equity	498,399	444,728	379,453	303,777	144,607
Other Financial and Ratio Data
Total equity including deferred reinsurance gain— LPT Agreement(11)(12)(14)	$886,973	$851,309	$804,455	$746,813	$607,016

(1)

The income statement data for the year ended December 31, 2008, includes the operating results of AmCOMP from November 1, 2008 through December 31, 2008. The balance sheet data as of December 31, 2008, includes the assets and liabilities acquired from AmCOMP (see Note 4 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report).

(2)

For 2007, the pro forma earnings per common share—basic—was calculated using the net income for the 12 months ended December 31, 2007, as presented on the accompanying consolidated statements of income. The weighted average shares outstanding was calculated using those shares available to eligible members in the conversion, or 50,000,002 shares, for the period prior to the IPO, and the actual weighted shares outstanding for the period after the IPO. Earnings per common share—diluted—is based on the pro forma weighted shares outstanding—basic—adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares that could have been purchased from the proceeds of the potentially dilutive shares. The Company’s outstanding options have been excluded in computing the diluted earnings per share for the pro forma year ended December 31, 2007, because their inclusion would be anti-dilutive. Although there were 8,665 dilutive potential common shares at December 31, 2007, they did not impact the pro forma earnings per share number as shown. (See Note 21 in the Notes to our Consolidated Financial Statements which are included elsewhere in this report.)

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

(3)

On September 1, 2009, we changed our method of recording ECIC written premiums to an annual method. As a result, the method of calculating 2008, 2007, 2006 and 2005 written premiums has been conformed for this change to be comparable to 2009 written premiums. The gross and net premiums written for all periods presented are calculated assuming the written premiums are 100% of the estimated annual premium. Historically, written premiums for ECIC were recorded using a billed method, where premiums were recorded at the time policy installments were billed.

(4)

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

(6)	Losses and LAE ratio is the ratio (expressed as a percentage) of losses and LAE to net premiums earned.

(7)	Commission expense ratio is the ratio (expressed as a percentage) of commission expense to net premiums earned.

(8)	Dividends to policyholders’ ratio is the ratio (expressed as a percentage) of dividends to policyholders’ expense to net premium earned.

(9)	Underwriting and other operating expense ratio is the ratio (expressed as a percentage) of underwriting and other operating expense to net premiums earned.

(10)

Combined ratio is the sum of the losses and LAE ratio, the commission expense ratio, dividends to policyholders’ ratio and the underwriting and other operating expense ratio. Because we only have one operating segment, holding company expenses are included in the combined ratio.

(11)

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

(12)

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

(13)

We define net income before impact of the deferred reinsurance gain—LPT Agreement as net income less: (a) amortization of deferred reinsurance gain—LPT Agreement and (b) adjustments to LPT Agreement ceded reserves. For 2006 and prior, we define pro forma earnings per share—basic and diluted—before impact of the LPT Agreement as net income before impact of the deferred reinsurance gain—LPT Agreement divided by the common shares issued in our conversion (50,000,002). These are not measurements of financial performance under GAAP, but rather reflects the difference in accounting treatment between statutory and GAAP, and should not be considered in isolation or as an alternative to any other measure of performance derived in accordance with GAAP.

We present net income before impact of the deferred reinsurance gain—LPT Agreement because we believe that it is an important supplemental measure of operating performance to be used by analysts, investors and other interested parties in evaluating us. We present pro forma earnings per share—basic and diluted—before impact of the deferred reinsurance gain—LPT Agreement because we believe that it is an important supplemental measure of performance by outstanding common share issued in our conversion.

The LPT Agreement was a non-recurring transaction which does not result in ongoing cash benefits and consequently we believe these presentations are useful in providing a meaningful understanding of our operating performance. In addition, we believe these non-GAAP measures, as we have defined them, are helpful to our management in identifying trends in our performance because the item excluded has limited significance in our current and ongoing operations. The table below shows the reconciliation of net income to net income before impact of the deferred reinsurance gain—LPT Agreement for the periods presented:

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Net income	$83,021	$101,785	$120,283	$171,570	$137,598
Less impact of deferred reinsurance gain—LPT Agreement	18,007	18,421	18,034	19,373	16,891
Adjustment to LPT Agreement ceded reserves(a)	—	—	—	—	26,865

Net income before impact of the deferred reinsurance gain—LPT Agreement	$65,014	$83,364	$102,249	$152,197	$93,842

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

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Total equity	$498,399	$444,728	$379,453	$303,777	$144,607
Deferred reinsurance gain—LPT Agreement	388,574	406,581	425,002	443,036	462,409

Total equity including deferred reinsurance gain—LPT Agreement	$886,973	$851,309	$804,455	$746,813	$607,016

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

Overview

We are a specialty provider of workers’ compensation insurance focused on select small businesses engaged in low to medium hazard industries. Workers’ compensation is a statutory system under which an employer is required to pay for its employees’ medical, disability and vocational rehabilitation and death benefit costs for work-related injuries or illnesses. Our business has historically targeted businesses located in several western states, primarily California and Nevada. During 2008, we were the ninth and fourteenth largest non-governmental writer of workers’ compensation insurance in California and the United States, respectively, based on direct premiums written, as reported by A.M. Best. We operate as a single segment.

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

On October 31, 2008, we acquired 100% of the outstanding common stock of AmCOMP Incorporated (AmCOMP) for $188.4 million (the Acquisition). As a result of the Acquisition, we are currently conducting business in 30 states from coast to coast, with a concentration in California. We are also licensed to write business in six additional states and the District of Columbia. We believe the Acquisition supports our strategic goals and achieving our vision of being the leader in the property and casualty insurance industry specializing in workers’ compensation. Our results of operations for 2008 include the acquired operations of AmCOMP for the period November 1, 2008 through December 31, 2008.

As of December 31, 2009, we wrote 46.9% of our in-force premiums in California. We market and sell our workers’ compensation insurance products through independent local and regional agents and brokers, and through our strategic distribution partners and alliances, including our principal strategic partners, ADP, Inc. (ADP) and Wellpoint, Inc. (Wellpoint). As of December 31, 2009, we wrote $70.6 million, or 18.3%, of our in-force premiums through ADP and Wellpoint.

We commenced operations as a private domestic mutual insurance company on January 1, 2000 when our Nevada insurance subsidiary assumed the assets, liabilities and operations of the Nevada State Industrial Insurance System (the Fund). The Fund had over 80 years of workers’ compensation experience in Nevada. In July 2002, we acquired the renewal rights to a book of workers’ compensation insurance business, and certain other tangible and intangible assets, from Fremont Compensation Insurance Group and its affiliates (Fremont), primarily comprised of accounts in California and, to a lesser extent, in Idaho, Montana, Utah and Colorado. Because of the Fremont transaction, we were able to establish our important relationships and distribution agreements with ADP and Wellpoint. In February 2007, we completed an initial public offering and conversion from a mutual insurance holding company owned by our policyholder members to a Nevada stock corporation owned by our public stockholders.

In connection with our January 1, 2000 assumption of the assets, liabilities and operations of the Fund, our Nevada insurance subsidiary assumed the Fund’s rights and obligations associated with the LPT Agreement, a retroactive 100% quota share reinsurance agreement with third party reinsurers, which substantially reduced exposure to losses for pre-July 1, 1995 Nevada insured risks. Pursuant to the LPT Agreement, the Fund initially ceded $1.525 billion in liabilities for the incurred but unpaid losses and LAE, which represented substantially all of the Fund’s outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995. Entry into the LPT Agreement resulted in a deferred reinsurance gain in accordance with U.S. generally accepted accounting principles (GAAP), and this deferred gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income. In addition, we receive a contingent commission under the LPT Agreement. Increases and decreases in the contingent commission are reflected in our commission expense, see “—Results of Operations.”

The workers’ compensation insurance market is highly competitive. Our strategy across market cycles is to maintain underwriting profitability, manage our expenses and focus on underserved markets within our targeted classes of businesses that we believe will provide greater opportunities for profitable returns.

Revenues

We derive our revenues primarily from the following:

Net Premiums Earned. Previously, we have used two accepted methodologies for recording written premiums. Three of our insurance subsidiaries, EPIC, EAC and EICN, have historically recorded written premiums using an annual method, where 100% of the estimated annual premium is recorded at the inception of the policy. ECIC has historically recorded written premiums using a billed method, where premiums were recorded at the time policy installments were billed. During the three months ended September 30, 2009, we conformed the method of recording written premiums for ECIC to an annual method in order to be consistent across the Company. Conforming the method had no impact on the consolidated statements of income, statements of stockholders’ equity or net cash flows. The result of conforming the method impacted only premiums receivable and related unearned premium assets and liabilities. The change to written premiums has been applied to all periods presented and did not have a material effect on any periods presented.

Overall, net premiums earned increased 22.9% for the year ended December 31, 2009, compared to the same period in 2008, primarily attributable to the Acquisition. This increase was partially offset by decreases related to the impact of price competition, the economic conditions and our commitment to underwriting discipline.

The economic contraction has disproportionately impacted net earned premiums in both Nevada and Florida. Both states experienced double digit unemployment and a decline in tourism. Classes of small businesses that were particularly affected include contractors and restaurants. Declining payrolls due to unemployment and reduced work hours, closures of small businesses and our continued underwriting discipline all contributed to lower premiums in these states.

Overall, we expect to see continued downward pressure on premiums in 2010, which will be partially offset by policy count growth, including growth attributable to our A- (Excellent) A.M. Best rating being extended to EPIC and EAC and rate increases in California. It is uncertain how these trends will impact profitability. We believe that we are well positioned for an economic recovery due to our focus on small businesses, which have historically led economic recoveries.

California—California, our largest market, represented 46.9% of our in-force premiums as of December 31, 2009. In California, we reduced our premium rates by 38.5% from January 1, 2006 through December 31, 2008. This compared with the recommendation of the California Commissioner of Insurance (California Commissioner) of a 45.0% rate decline since January 1, 2006.

In November 2007, the California Commissioner recommended that there be no overall change in the claims cost benchmark for policies written on or after January 1, 2008. In October 2008, the Workers’ Compensation Insurance Rating Bureau (WCIRB) recommended a 16.0% increase in the claims cost benchmark. The California Commissioner of Insurance (California Commissioner)

responded with the approval of a 5.0% average increase in the claims cost benchmark on new and renewal policies incepting on or after January 1, 2009.

Based upon our actuarial analysis of current and anticipated loss cost trends, we filed for an average 10.0% rate increase in California for new and renewal policies incepting on or after February 1, 2009.

In April 2009, the WCIRB submitted a revised recommendation to increase the claims cost benchmark 23.7% effective July 1, 2009. The recommendation was based upon an increase in medical costs and an increase of 5.8% directly attributable to additional costs arising from several Workers’ Compensation Appeals Board decisions. In July 2009, the California Commissioner rejected the recommendation of the WCIRB and left the claims cost benchmark unchanged.

We increased our rates by an average of 10.5% for all new and renewal policies incepting on or after August 15, 2009.

In August 2009, the WCIRB recommended a 22.8% increase in the claims cost benchmark effective January 1, 2010. This recommendation was based upon the same factors that supported the April 2009 recommendation. On November 9, 2009, the California Commissioner again rejected the WCIRB recommendation and left the claims cost benchmark unchanged.

Based upon our actuarial analysis of current and anticipated loss cost trends, we filed for a 3.0% increase for new and renewal policies incepting on or after March 15, 2010. The average rate we file does not necessarily indicate the rate we charge to individual policyholders because an insured’s experience modification factor is subject to revision annually and our underwriters may increase or decrease rates based upon individual risk characteristics.

Florida—Florida is an “administered pricing” state. In administered pricing states, insurance rates are set by the state Commissioner of Insurance who sets the rates that we are allowed to charge in those states.

In 2003, Florida enacted workers’ compensation reforms. The reforms have resulted in significant declines in claim frequency, an improvement in loss development and a reduction in the cost of claims. As a result, the Florida Commissioner of Insurance (Florida Commissioner) approved 18.6% and 18.4% rate decreases for new and renewal policies incepting on or after January 1, 2009 and 2008, respectively.

In February 2009, the Florida Commissioner approved a 6.4% increase in workers’ compensation rates for new and renewal policies incepting on or after April 1, 2009. This rate increase was in response to an October 2008 Florida Supreme Court decision that materially impacted the statutory caps on attorney fees that were part of the 2003 reforms. In June 2009, the Florida Commissioner approved a 6.0% decrease in workers’ compensation rates effective July 1, 2009, for new and renewal policies and the unexpired portions of outstanding policies with inception dates from April 1, 2009 through June 30, 2009. This rate decrease was due to the impact of Florida House Bill 903, which restored the statutory caps on attorney fees.

In August 2009, the National Council on Compensation Insurance (NCCI) recommended a 6.8% average rate decrease for new and renewal policies incepting on or after January 1, 2010. According to the NCCI, this recommendation was in response to significant reductions in claims frequency, although the NCCI noted that the pace of improvement has moderated. The Florida Commissioner approved this rate decrease, making the cumulative rate decrease 63.2% since the reforms of 2003. We cannot determine the full effect on our profitability at this time or if there will be continued downward pricing pressure in Florida.

Wisconsin—Wisconsin is an administered pricing state. In July 2008, the Wisconsin Commissioner of Insurance (Wisconsin Commissioner) approved a 2.9% overall rate increase on new and renewal policies incepting on or after October 1, 2008. On May 14, 2009, the Wisconsin Compensation Rating Bureau recommended an average rate increase of 0.4% for new and renewal policies incepting on or after October 1, 2009. On July 29, 2009, the Wisconsin Commissioner approved the recommended increase.

Nevada—Nevada continues to face downward pricing pressures and the effects of the economic contraction. In 2009, both policy count and average policy size declined approximately 21% in Nevada.

These factors, along with the Acquisition, contributed to Nevada falling from our second to fourth largest producing state.

In February 2009, the Nevada Commissioner of Insurance (Nevada Commissioner) announced the approval of a filing submitted by the NCCI for an average loss cost decrease of 4.9% for new and renewal policies incepting on or after March 1, 2009. We filed for an average 7.8% rate decrease for new and renewal policies incepting on or after March 1, 2009.

In December 2009, the Nevada Commissioner announced the approval of a filing submitted by the NCCI for an average loss cost decrease of 7.6% for new and renewal policies incepting on or after March 1, 2010. We adopted the proposed rate decrease for new and renewal policies incepting on or after March 1, 2010. We cannot determine the full effect on our profitability at this time or if there will be continued downward pricing pressure in Nevada.

Illinois—In 2008, the Illinois Commissioner of Insurance (Illinois Commissioner) approved 3.5% and 2.5% average rate increases on new and renewal policies incepting on or after January 1, 2009 and April 1, 2009, respectively. EAC, our primary insurance subsidiary doing business in Illinois, increased average rates 2.8% and 2.5% on new and renewal policies incepting on or after January 1, 2009 and April 1, 2009, respectively.

In September 2009, the NCCI recommended no change to the overall premium level, but a 0.1% decrease to the industrial classes of business effective January 1, 2010, for new and renewal policies. On November 10, 2009, the Illinois Commissioner approved the recommended rates. EAC decreased rates by 0.1% for new and renewal policies incepting on or after January 1, 2010.

Net Investment Income and Realized Gains (Losses) on Investments. We invest our statutory surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid losses and loss adjustment expenses (LAE)) in fixed maturity securities and equity securities. In addition, a portion of these funds is held in cash and cash equivalents to pay current claims. Net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities less bank service charges, custodial and portfolio management fees. Realized gains and losses on our investments are reported separately from our net investment income. Realized gains (losses) on investments include the gain or loss on a security at the time of sale compared to its original cost (equity securities) or amortized cost (fixed maturity securities). Net unrealized gains or losses on our securities are reported separately within accumulated other comprehensive income on our consolidated balance sheet.

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

Our investment guidelines have been modified to meet our consolidated business strategy. The revised guidelines incorporate lower fixed income duration parameters, a reduction in target equity balances, a lower target weight for the tax-exempt municipal fixed income sector and revised benchmark compositions. Our overall investment philosophy is to maximize total investment returns within the constraints of prudent portfolio risk management. We employ Conning Asset Manager (Conning) to act as our independent investment manager. Conning follows our written investment guidelines based upon strategies approved by our Board of Directors. The fixed maturity securities portion of our portfolio maintains a duration target of 5.00 and a maximum tax-exempt capacity of not more than 60% of the total fixed maturity portfolio. The equity portion of our portfolio has an authorized allocation range of 3-20%. Decreasing the equity allocation has the effect of decreasing surplus volatility (because under statutory accounting principles, equity securities are carried at fair value with the unrealized gains/losses charged directly to surplus in contrast to fixed income securities which are carried at amortized cost with no impact on surplus due to changes in fair value). At year-end, our equity position was 3.4%, which is above our selected target of 3.0%. The decreasing equity allocation has helped to increase the tax-equivalent investment yield from 5.5% for the year ended December 31, 2008 to 5.6% for the year ended December 31, 2009. Our tax-exempt allocation is supported by our strong operating profitability and tax-paying status. As this process is dynamic in nature and reviewed at a detailed level on a quarterly basis, there could be further changes in the duration and allocation of the portfolio.

Expenses

Our expenses consist of the following:

Losses and LAE. Losses and LAE represent our largest expense item and include claim payments made, estimates for future claim payments and changes in those estimates for current and prior periods and costs associated with investigating, defending and adjusting claims. The quality of our financial reporting depends in large part on accurately predicting our losses and LAE, which are inherently uncertain as they are estimates of the ultimate cost of individual claims based on actuarial estimation techniques. In some of our states we have a short operating history and must rely on a combination of industry experience and our specific experience to establish our best estimate of losses and LAE reserves. The interpretation of historical data can be impacted by external forces, principally regulatory changes, economic fluctuations and legal trends. In recent years, we experienced lower losses and LAE in California than we anticipated due to factors such as regulatory reform designed to reduce loss costs in that market and lower than expected inflation. However, there is uncertainty about whether recent paid loss trends in California will continue. The WCIRB’s most recent evaluation of loss experience recognized increasing medical costs. We believe the joint marketing of our workers’ compensation insurance with Wellpoint’s health insurance products also assists in reducing losses since employees make fewer workers’ compensation claims because they are insured for non-work related illnesses or injuries and thus are less likely to seek treatment for a non-work related illness or injury through their employers’ workers’ compensation insurance carrier.

We have established reserves for losses based on our current best estimate of loss costs, taking into consideration medical cost and incurred loss trends. As we continue to gain experience in our newer markets, we rely more on our own loss experience and place less reliance on industry experience.

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

We are entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit is an amount based on the favorable difference between actual paid losses and loss expenses and expected paid losses and loss expenses under the LPT Agreement. (Loss expenses are deemed to be 7% of total losses paid and are paid to us as compensation for management of the LPT claims.) The reinsurers pay us 30% of any favorable difference in actual amounts paid compared to contractually expected amounts to be paid under the agreement. The calculation of the contingent profit commission, which is based on actual amounts paid versus expected amounts are determined every five years beginning June 30, 2004 for the first twenty-five years of the agreement. Conversely, we could be required to return any previously paid contingent profit commission, with interest in the event of unfavorable differences.

We estimate ultimate contingent profit commission through June 30, 2024 and record it as commission expense. Increases or decreases in the estimated contingent profit commission are reflected in commission expense in the period that the estimate is revised. For the year ended December 31, 2009, we decreased commission expenses by $15.0 million as a result of an increase in contingent profit commissions and received $10.3 million from the reinsurers. Estimated total losses and loss adjustment expenses covered by the LPT Agreement and to be paid through June 30, 2024 were reduced by approximately $40 million from the previous estimate. Pursuant to the LPT Agreement, actual amounts paid for losses under the LPT Agreement for the period July 1, 1999 through June 30, 2009, were $467.8 million as compared to contractually expected losses and loss expenses of approximately $550 million.

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

Additionally, Florida statutes require the return of policyholders’ premium pursuant to a formula based on underwriting results. Our ultimate obligation is dependent on our filings with the Florida Office of Insurance Regulation and on our prescribed loss reserves included in our annual statutory financial statements. We account for these payments as dividends to policyholders.

Underwriting and Other Operating Expenses. Underwriting and other operating expenses includes the costs to acquire and maintain an insurance policy (excluding commissions) consisting of premium taxes and certain other general expenses that vary with, and are primarily related to, producing new or renewal business. These acquisition costs are deferred and amortized to underwriting and other operating expense in the consolidated statements of income as the related premiums are earned. Other underwriting expenses consist of policyholder dividends, changes in estimates of future write-offs of premiums receivable, general administrative expenses such as salaries and benefits, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, fees and assessments of boards, bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans and experience data. Our underwriting and other operating expenses are a reflection of our operating efficiency in producing, underwriting and administering our business. Policy acquisition costs are variable based on premiums earned. However, underwriting and other costs are more fixed in nature and become a larger percentage of net premiums earned as premiums trend lower.

As a result of the restructuring plan, we incurred one-time pre-tax integration and restructuring charges, not including capitalized costs, of approximately $5.7 million, including $2.8 million of severance benefits for the year ended December 31, 2009. Additionally, we achieved pre-tax cost savings of approximately $12.0 million in 2009; and expect to achieve pre-tax cost savings annually of $20.0 million to $22.0 million beginning in 2010.

Interest Expense. We incur interest expenses on acquired surplus notes and the Second Amended and Restated Secured Credit Facility (Amended Credit Facility). Interest expense is paid quarterly in arrears on the surplus notes. The expense for each interest payment on the surplus notes is based on the three- month LIBOR rate plus 405 to 425 basis points.

Interest expense is paid quarterly in arrears on the Amended Credit Facility. The interest expense is based on the 30-day LIBOR rate plus 125 basis points. Additionally, we have an interest rate swap agreement on the Amended Credit Facility. Interest paid on the Amended Credit Facility and the interest rate swap was $5.8 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively.

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

Management believes that the most critical accounting policies relate to the reporting of reserves for losses and LAE, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from reinsurers, recognition of premium revenue, deferred income taxes, the valuation of investments and goodwill and intangible asset impairment.

The following is a description of our critical accounting policies:

Reserves for Losses and Loss Adjustment Expenses

We are directly liable for losses and LAE under the terms of insurance policies our insurance subsidiaries underwrite. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. Our loss reserves are reflected in our consolidated balance sheets under the line item caption “unpaid losses and loss adjustment expenses.” As of December 31, 2009, our reserves for unpaid losses and LAE, net of reinsurance, were $1.4 billion.

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

Case reserves are estimates of future claim payments based upon periodic case-by-case evaluation and the judgment of our claims adjusting staff, as applied at the individual claim level. Our claims examiners determine these case reserves for reported claims on a claim-by-claim basis, based on the examiner’s judgment and experience and on our case reserving practices. We update and monitor our case reserves frequently to appropriately reflect current information. Our case reserving practices account for the type of business or occupation of the injured worker, the circumstances surrounding the claim, the nature of the accident and of the resulting injury, the current medical condition and physical capabilities of the injured worker, the expected future course and cost of medical treatment and of the injured worker’s disability, the existence of dependents of the injured worker, policy provisions, the statutory benefit provisions applicable to the claim, relevant case law in the state, and potentially other factors and considerations.

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

A portion of our losses and LAE obligations are ceded to unaffiliated reinsurers. We establish our losses and LAE reserves both gross and net of ceded reinsurance. The determination of the amount of reinsurance that will be recoverable on our losses and LAE reserves includes both the reinsurance recoverable from our excess of loss reinsurance policies, as well as reinsurance recoverable under the terms of the LPT Agreement. Our reinsurance arrangements also include an intercompany pooling arrangement between EICN, ECIC, EPIC and EAC whereby each of the insurance subsidiaries cedes some of its premiums, losses, and LAE to the others, but this intercompany pooling arrangement does not affect our consolidated financial statements.

Our reserve for unpaid losses and loss adjustment expenses (gross and net), as well as the above-described main components of such reserves, were as follows:

	December 31,
	2009	2008	2007
	(in thousands)
Case reserves	$915,378	$886,789	$740,133
IBNR	1,198,019	1,293,313	1,235,124
LAE	312,261	326,376	294,453

Gross unpaid losses and LAE	2,425,658	2,506,478	2,269,710
Reinsurance recoverables on unpaid losses and LAE, gross	1,052,505	1,076,350	1,052,641

Net unpaid losses and LAE	$1,373,153	$1,430,128	$1,217,069

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

For the reasons described above, estimating reserves for workers’ compensation claims may be more uncertain than estimating reserves for other lines of insurance with shorter or more definite periods between occurrence of the claim and final determination of the ultimate loss and with policy limits on the insurer’s liability for claim amounts. Accordingly, our reserves may prove to be deficient or redundant relative to our actual losses and LAE.

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

For purposes of analyzing claim payment and emergence patterns and trends over time, we compile and aggregate our claims data by grouping the claims according to the year or quarter in which the claim occurred (“accident year” or “accident quarter”), since each such group of claims is at a different stage of progression toward the ultimate resolution and payment of those claims. The claims data is aggregated and compiled separately for different types of claims and/or claimant benefits and/or for different states or groups of states in which we do business.

Both the Consulting Actuary and the internal actuarial staff select and apply a variety of generally accepted actuarial methods to our data. The methods vary in their responsiveness to different information, characteristics and dynamics in the data, and thus the results of the various methods assist the actuary in considering these characteristics and dynamics in the historical data. The methods employed for each segment of claims data, and the relative weight accorded to each method, vary depending on the nature of the claims segment and on the age of the claims

The primary methods utilized in recent evaluations are:

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

Initial Expected Loss Method. This method is used as an input to the Bornhuetter-Ferguson methods. Initial expected losses for an accident year are based on one or more of: industry-benchmark losses per dollar of payroll for the mix of employment classes insured; prior evaluation dates’ projections of ultimate losses for the accident year; by applying to premiums a set of initial expected loss ratios selected after analyzing the development projections for each accident year, loss trends, statutory benefit changes, rate change, and historical company loss ratios; and by applying to claim counts a set of expected claim severities selected after analyzing the claim severities implied by development method projections for other periods, loss trends, and statutory benefit changes.

Each of the methods listed above requires the selection and application of parameters and assumptions. The key parameters and assumptions are: the pattern with which our aggregate claims data will be paid or will emerge over time; claims cost inflation rates; the effects of legislative benefit changes and/or judicial changes; and trends in the frequency of claims, both overall and by severity of claim. Of these, we believe the most important are the pattern with which our aggregate claims data will be paid or emerge over time and claims cost inflation rates. Each of these key items is discussed in the following paragraphs.

All of the methods depend in part on the selection of an expected pattern with which the aggregate claims data will be paid or will emerge over time. We compile, to the extent available, long-term and short-term historical data for our insurance subsidiaries, organized in a manner which provides an indication of the historical patterns with which claims have emerged and have been paid. To the extent that the historical data may not provide sufficient information about future patterns, whether due to environmental changes such as legislation or due to the small volume or short history of data for some segments of our business, benchmarks based on industry data, and forecasts made by industry rate bureaus regarding the effect of legislative benefit changes on such patterns, may be used to supplement, adjust, or replace patterns based on our subsidiaries’ historical data. Actuarial judgment is required in selecting the patterns to apply to each segment of data being analyzed, and our views regarding current and future claim patterns are among the factors that enter into our establishment of the losses and LAE reserves at each balance sheet date. When short-term averages or external rate bureau analyses indicate that the claims patterns are changing from historical company or industry patterns, that new or forecasted information typically is factored into the methodologies gradually, so that the projections will not overreact to what may turn out to be a temporary or unwarranted assumption about changes in patterns. When new claims emergence or payment patterns have appeared in the actual data repeatedly over multiple evaluations, or when the changes in patterns are explained by external events such as legislative benefit changes and/or judicial changes, those new patterns are given greater weight in the selection process. Because some claims are paid over many years, the selection of claim emergence and payment patterns involves judgmentally estimating the manner in which recently-occurring claims will develop many years or decades in the future, and it is likely that the actual development that will occur in the distant future could differ substantially from historical patterns or current projections. The current projections would differ if different claims development patterns were selected by the actuaries. The actual payout pattern for the aggregate claims associated with an accident year will not be known until decades later, when all the claims are closed.

The expected pattern with which the aggregate claims data will be paid or will emerge over time is expressed as a percentage of ultimate losses that remain to be paid at each evaluation date for each accident year or accident quarter. A lower estimate of the percentage of aggregate claims dollars remaining to be paid, when applied in the actuarial methods, produces a lower dollar estimate of the unpaid loss.

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

In projections using December 31, 2009 data, the methods that use explicit medical cost inflation assumptions included medical cost inflation assumptions ranging from 5.5% to 7.5%. The selection of medical cost inflation assumptions for use in the actuarial methodologies has been based on observed recent and longer-term historical medical cost inflation in our claims data and in the U.S. economy more generally. The rate of medical cost inflation as reflected in our historical medical payments per claim has averaged approximately 6.1% over the past five to ten years. The rate of medical cost inflation in the general U.S. economy, as measured by the consumer price index—medical care, has averaged approximately 4.1% over the past ten years.

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

For EPIC and EAC, the analysis of unpaid losses is conducted for various retention levels corresponding to the reinsurance program structure, as well as on an unlimited retention basis as if there were no reinsurance. By applying factors that quantify the proportion of losses in each layer that are ceded to reinsurers, the analysis produces estimated net-of-reinsurance unpaid losses, as well as estimated gross-of-reinsurance unpaid losses.

Management along with internal actuarial staff and the Consulting Actuary separately analyze LAE and estimate unpaid LAE. This analysis relies primarily on examining the relationship between the aggregate amount that has been spent on LAE historically, as compared with the volume of claims activity for the corresponding historical calendar periods. Based on these historical relationships, estimates of the extent to which claim management resources are focused on the initial handling of claims and on the ongoing management of claims, and projections of the volume of claims activity in future calendar periods related to current and prior accident year claims, the Consulting Actuary selects a range of future LAE estimates that is a function of the projected future claim activity. The portion of unpaid LAE that will be recoverable from reinsurers is estimated based on the contractual reinsurance terms.

Based on the results of the analyses conducted, the stability of the historical data, and the characteristics of the various claims segments analyzed, the Consulting Actuary selects a range of estimated unpaid losses and LAE and a point estimate of unpaid losses and LAE, for presentation to internal actuarial staff and management. The selected range is intended to represent the range in which it is most likely that the ultimate losses will fall. This range is narrower than the range of indications produced by the individual methods applied because it is not likely, although it is possible, that the high or low result will emerge for every claim segment and accident year. The Consulting Actuary’s point estimate of unpaid losses and LAE is based on a judgmental selection for each claim segment from within the range of results indicated by the different actuarial methods.

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

Management determines the IBNR and LAE components of our loss reserves by establishing a point in the range of the Consulting Actuary’s most recent analysis of unpaid losses and LAE. The selection of the point is based on management’s own view of recent and future claim emergence patterns, payment patterns, and trend information obtained from internal actuarial staff pertaining to:

•	the markets in which we are operating, including economic, business, and political conditions;

•	the characteristics of the business we have written in recent quarters;

•	recent and pending recoveries from reinsurance;

•	the number and costs of claims, and the costs of managing claims; and

•	other similar considerations as we view relevant.

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

At December 31, 2009, management’s best estimate of unpaid losses and LAE, net of reinsurance, was $1.37 billion, which was $1.0 million above the actuarial point estimate. In establishing its best estimate at December 31, 2009, management and internal actuarial staff reviewed and considered: (a) the Consulting Actuary assumptions, point estimate and range; (b) the inherent uncertainty of workers’ compensation unpaid losses and LAE liabilities; and (c) the particular uncertainties associated with: (i) the potential effects on the cost and payout pattern of claims following workers’ compensation system reforms enacted by the California and Florida legislatures in late 2003 and the regulatory implementation of those reforms, the effects of which will become clear over a number of years; (ii) the uncertain cost of administering claims (LAE) in the reformed California and Florida systems; (iii) the potential for legislative and/or judicial reversal of California and Florida reforms; (iv) the rapid growth in the volume of our business in California; and (v) the degree of movement observed in EICN’s prior years’ projections of losses and LAE in Nevada following premium and market share reductions. Management did not quantify a specific loss reserve increment for each of these sources of uncertainty, but rather established an overall provision for unpaid losses and LAE that, in management’s opinion, represented a best estimate of unpaid losses and LAE at December 31, 2009 in light of the historical data, the actuarial assumptions, point estimate and range, current facts and circumstances, and the sources of uncertainty identified by management. Management’s best estimate of unpaid losses and LAE at December 31, 2009 fell within the actuarial range of estimates. The decrease in management’s best estimate relative to the actuarial point estimate from December 31, 2008 to December 31, 2009 decreased losses and LAE expense incurred by $15.4 million for the year ended December 31, 2009.

At December 31, 2008, management’s best estimate of unpaid losses and LAE, net of reinsurance, was $1.43 billion, which was $16.5 million above the actuarial point estimate. In establishing its best estimate at December 31, 2008, management and internal actuarial staff reviewed and considered: (a) the consulting actuaries assumptions, point estimate and range; (b) the inherent uncertainty of workers’ compensation unpaid losses and LAE liabilities; and (c) the particular uncertainties associated with: (i) the potential effects on the cost and payout pattern of claims following workers’ compensation system reforms enacted by the California and Florida legislatures in late 2003 and the regulatory implementation of those reforms, the effects of which will become clear over a number of years; (ii) the uncertain cost of administering claims (LAE) in the reformed California and Florida systems; (iii) the potential for legislative and/or judicial reversal of California and Florida reforms; (iv) the rapid growth in the volume of our business in California; and (v) the degree of movement observed in EICN’s prior years’ projections of losses and LAE in Nevada following premium and market share reductions. Management did not quantify a specific loss reserve increment for each of these sources of uncertainty, but rather established an overall provision for unpaid losses and LAE that, in management’s opinion, represented a best estimate of unpaid losses and LAE at December 31, 2008 in light of the historical data, the actuarial assumptions, point estimate and range, current facts and circumstances, and the sources of uncertainty identified by management. Management’s best estimate of unpaid losses and LAE at December 31, 2008 fell within the actuarial range of estimates. The decrease in management’s best estimate relative to the actuarial point estimate from December 31, 2007 to December 31, 2008 decreased losses and LAE expense incurred by $72.3 million for the year ended December 31, 2008.

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

The table below provides the actuarial range of estimated liabilities for net unpaid losses and LAE and our carried reserves at the dates shown:

	As of December 31,
	2009	2008	2007
	(in thousands)
Low end of actuarial range	$1,234,222	$1,306,506	$1,034,632
Carried reserves	1,373,153	1,430,128	1,217,069
High end of actuarial range	1,523,983	1,586,777	1,290,274

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

Management judgment is required in selecting the amount of the loss reserve to record on our consolidated financial statements. Management reviews the various actuarial projections, the assumptions underlying those projections, the range of indications produced by the actuarial methods and the actual long- term and recent emergence and payment of claims. Management also considers the environmental conditions in which the insurance subsidiaries are doing business. In addition, management considers the degree of uncertainty associated with the estimates based on the degree of change that has occurred or is occurring in the environment and in operations.

The following table provides a reconciliation of the beginning and ending loss reserves on a GAAP basis:

	December 31,
	2009	2008	2007
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,506,478	$2,269,710	$2,307,755
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,076,350	1,052,641	1,098,103

Net unpaid losses and LAE at beginning of period	1,430,128	1,217,069	1,209,652
Losses and LAE, net of reinsurance, acquired in business combination	—	247,006	—
Losses and LAE, net of reinsurance, incurred in:
Current year	283,827	226,643	221,347
Prior years	(51,359)	(71,707)	(60,011)

Total net losses and LAE incurred during the period	232,468	154,936	161,336
Deduct payments for losses and LAE, net of reinsurance, related to:
Current year	74,944	53,397	44,790
Prior years	214,499	135,486	109,129

Total net payments for losses and LAE during the period	289,443	188,883	153,919

Ending unpaid losses and LAE, net of reinsurance	1,373,153	1,430,128	1,217,069
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,052,505	1,076,350	1,052,641

Unpaid losses and LAE, gross of reinsurance, at end of period	$2,425,658	$2,506,478	$2,269,710

Estimates of incurred losses and LAE attributable to insured events of prior years decreased due to continued favorable development in such prior accident years (actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated). The reduction in the estimated liability for unpaid losses and LAE related to prior years was $51.4 million, $71.7 million and $60.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The major sources of favorable development include: (a) actual paid losses have been less than expected and (b) the impact of new information on selected patterns of claims emergence and claim payment used in the projection of future loss payments. New information includes our own information regarding the patterns of claim emergence, development and payment that have been observed in the most recent periods, and external information regarding the workers’ compensation environments in the states in which we operate.

Prior to the acquisition of AmCOMP in 2008, California and Nevada comprised more than 87% of the in-force premium volume of EICN and ECIC, and in our consolidated balance sheet as of December 31, 2009 these two states still represent approximately 79% of our reserves for unpaid loss and LAE.

In California, where our operations began on July 1, 2002, the actuaries’ and management’s initial expectations of the ultimate level of losses and patterns of loss emergence and loss payment necessarily were based on benchmarks derived from analyses of historical insurance industry data in California. Prior to July 1, 2002, no historical data from our California insurance subsidiary existed and, although some historical data was available for the prior years for some of the market segments we entered in California, that data was limited as to the number of loss reserve evaluation points available. The industry-based benchmarks were adjusted judgmentally for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers’ compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of claims by our California insurance subsidiary has been more favorable than those initial expectations, due at least in part, we believe, to the impact of enactment of the major changes in the California environment. Other insurance companies writing California workers’ compensation insurance have also experienced emergence and payment of claims more favorable than anticipated following the enactment of legislative changes. At each evaluation date, the projected claim activity underlying the prior loss reserves has been replaced by the actual claim activity, and the expectation of future emergence and payment of California claims underlying the actuarial projections has been reevaluated periodically based both on our insurance subsidiaries’ emerging experience and on updating the benchmarks that are derived from observing and analyzing the insurance industry data for California workers’ compensation.

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

We experience favorable and unfavorable loss reserve development in other states as well, and we monitor all of the markets in which we do business. The reserve development in other states is a small component of the overall favorable loss reserve development that we have experienced during 2009, 2008, and 2007.

The estimate of the future cost of handling claims, or LAE, depends primarily on examining the relationship between the aggregate amount that has been spent on LAE historically, as compared with the dollar volume of claims activity for the corresponding historical periods. We have experienced favorable development on our LAE reserves in 2009, 2008, and 2007, primarily due to reductions in the projected cost of losses in California that have reduced the projected cost of future LAE in the aggregate notwithstanding that we have increased the amount that we are spending and expect to spend on claims administration per dollar of losses in the workers’ compensation environment in California.

We review our loss reserves each quarter and, as previously discussed, our Consulting Actuary assists our review by performing a comprehensive actuarial analysis and projection of unpaid losses and LAE twice each year. We may adjust our reserves based on the results of our reviews and these adjustments could be significant. If we change our estimates, these changes are reflected in our results of operations during the period in which they are made. Our overall actual claims and LAE experience and emergence in recent years have been more favorable than anticipated in prior evaluations. Our insurance subsidiaries have been operating in a period of drastically changing environmental conditions in our major markets, entry into new markets, and operational changes. During periods characterized by such changes, at each evaluation, the actuaries and management must make judgments as to the relative weight to accord to long-term historical and recent company data, external data, evaluations of environmental and operational changes and other factors in selecting the methods to use in projecting ultimate losses and LAE, the parameters to incorporate in those methods, and the relative weights to accord to the different projection indications. Since the loss reserves are providing for claim payments that will emerge over many years, if management’s projections and loss reserves were established in a manner that reacted quickly to each new emerging trend in the data or in the environment, there would be a high likelihood that future adjustments, perhaps significant in magnitude, would be required to correct for trends that turned out not to be persistent. At each balance sheet evaluation, some losses and LAE projection methods have produced indications above the loss reserve selected by management and some losses and LAE projection methods have produced indications lower than the loss reserve selected by management. At each evaluation, management has given weight to new data, recent indications, and evaluations of environmental conditions and changes that implicitly reflect management’s expectation as to the degree to which the future will resemble the most recent information and most recent changes, as compared with long-term claim payment, claim emergence, and claim cost inflation patterns.

It is likely that ultimate losses and LAE will differ from the loss reserves recorded in our December 31, 2009 consolidated balance sheet. Actual losses and LAE payments could be greater or less than our projections, perhaps significantly. The following paragraphs discuss several potential sources of such deviations, and illustrate their potential magnitudes.

In recent years, emerging claims costs and claim emergence and payment patterns have improved dramatically. The largest driver of this improvement has been California reform. As we observe continuing improvement in development, we have given significant weight to this emerging trend in projecting and selecting estimated ultimate losses and LAE. The amount of weight to allocate between the emerging trend and historical benchmark patterns is judgmental. Recent data points from our business in California, as well as from insurance industry experience for California workers’ compensation, indicate emergence patterns even more favorable than those implicitly underlying our loss reserves. If future emergence matches those more favorable patterns, our current loss reserves could develop favorably over time. If future claims emergence more closely resembles long-term historical industry patterns, then our current loss reserves could develop unfavorably over time. In Nevada, we have seen a significant improvement in claims emergence and claims payment patterns in recent years, and have given these improved patterns significant weight in establishing loss reserves for our Nevada business. If future emergence in Nevada more closely resembles long-term historical patterns of the predecessor Fund, our current loss reserves could develop unfavorably over time.

Workers’ compensation benefits are paid in accordance with statutory provisions in each state, which in some cases vary significantly from state to state. From time to time, typically in connection with disputed claims, state administrative and judicial authorities promulgate decisions that have broad precedential effects on the entire industry’s handling, payment and settlement of a significant segment of currently open as well as future claims. One or several such precedential rulings in the states where we do business could cause us to reevaluate our expectations regarding the future handling and costs of significant numbers of claims, and produce unfavorable (or potentially favorable) development in our loss reserves.

Economic conditions affect workers’ compensation claims in many ways. For example, an economic downturn may affect the mix of the occupations, demographics, and experience of employed workers and therefore affect the number, type and severity of injuries. During recessionary periods, employers may have fewer return-to-work opportunities for injured workers. Thus, our current inventory of open claims may develop differently than the experience underlying our historical data that we refer to as we perform our reserve analyses.

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

More than 55% of our claims payments during the three years ended December 31, 2009 related to medical care for injured workers. The utilization and cost of medical services in the future is a significant source of uncertainty in the establishment of loss reserves for workers’ compensation. We are not able to state the rate of medical cost inflation that is assumed in our loss reserves because our loss reserves are established based on reviewing the results of actuarial methods that do not contain explicit medical claim cost inflation rates, as well as methods that do. However, because medical care will be provided over many years, and in some cases decades, to the injured workers who have open claims, the pace of medical claim cost inflation has a significant impact on our ultimate claim payments. For example, if the rate of medical claim cost inflation increases by 1% above the inflation rate that is implicitly included in the loss reserves at December 31, 2009, we estimate that future medical costs over the lifetime of current claims would increase by approximately $82 million on a net-of-reinsurance basis.

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

For LAE, particularly in Nevada, our projections assume a long-term cost of managing claims that is greater than the recent levels of LAE produced by our insurance subsidiaries’ current operating model, but is less than the levels of LAE expended in past years by our insurance subsidiaries and by the Fund. In California, our projections assume that higher levels of LAE per claim dollar that we have observed in the recent past will persist in the future. In other states, our projections assume that historical levels of LAE expenditure will continue into the future. Future changes in the claims environment and/or changes in claims operations, while not currently planned or contemplated, could result in future actual LAE and future projections of LAE that may differ from current estimates.

The range of estimates of unpaid losses and LAE produced by the actuarial reviews of the impact of medical cost inflation provide some indication of the potential variability of future losses and LAE payments. However, the full range of potential variation of actual ultimate losses and LAE from our current reserve for unpaid losses and LAE is difficult to estimate because our insurance subsidiaries do not have a lengthy operating history in many of the states in which we now operate.

If the actual unpaid losses and LAE were at the high or the low end of the actuarial range, the impact on our financial results would be as follows

	December 31,
	2009	2008	2007
	(in thousands)
Increase (decrease) in reserves
At low end of range	$(138,931)	$(123,622)	$(182,436)
At high end of range	150,741	156,649	73,206
Increase (decrease) in equity and net income, net of income tax effect
At low end of range	$48,626	$43,268	$118,583
At high end of range	(52,759)	(54,827)	(47,584)

However, the actuarial range represents an estimated range in which it is most likely that the ultimate losses and LAE will fall, based on the actuarial review of the results of the various methodologies and parameters used by the actuaries in the projection of losses and LAE. Each different actuarial method may produce a different indication of unpaid losses and LAE because each method relies in different ways on assumptions about the future. For example, the loss development methods are based on an assumption that the selected pattern of emergence or payout of claims will recur in the future. The initial expected loss method assumes that the ultimate losses can be estimated based on the payroll of workers insured by us and a benchmark loss cost per payroll, or estimated as a percentage of premiums, or estimated based on an estimated average cost per claim. The Bornhuetter-Ferguson methods rely on a combination of these assumptions. Actual losses are affected by a more complex combination of forces and dynamics than any one model or methodology can represent, and each actuarial methodology is an approximation of these complex forces and dynamics. None of the methods are designed or intended to produce an indication that is systematically higher or lower than the other methods. Nonetheless, at any given evaluation date, some of the actuarial projection methods produce indications outside the Consulting Actuary’s selected range, and the selection of reasonable alternative methods or reasonable alternative parameters in the actuarial projection process would produce an even wider range of potential outcomes, both above and below the range shown. Accordingly, we believe that the range of potential outcomes is considerably wider than the actuarially estimated range of the most likely outcomes. The magnitude of adjustments to prior years’ reserves for unpaid losses and LAE reserves that we have made at December 31, 2009, 2008 and 2007, decreases of $51.4 million, $71.7 million, and $60.0 million respectively, also illustrate that changes in estimates of unpaid losses and LAE can be significant from year to year. We do not have a basis for anticipating that actual future payments of losses and LAE are more likely to be either greater than or less than the reserve for unpaid losses and LAE on our current balance sheet.

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

Under the LPT Agreement, the Fund initially ceded $1.525 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775 million in cash. As of December 31, 2009, the estimated remaining liabilities subject to the LPT Agreement were approximately $888.4 million. Losses and LAE paid with respect to the LPT Agreement totaled approximately $489.0 million at December 31, 2009.

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

Accounting for Income Taxes

Our accounting for income taxes recognizes the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities resulting from a tax rate change impacts our net income or loss in the reporting period that includes the enactment date of the tax rate change. Our income tax returns are subject to audit by the

Internal Revenue Service and various state tax authorities. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. We periodically evaluate our exposures associated with tax filing positions. Although we believe our positions comply with applicable laws, we record liabilities based upon estimates of the ultimate outcomes of these matters.

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

As a result, the adoption of FASB ASC Topic 740 did not result in any change in the amount of the unrecognized tax benefit. Further, we elected to continue to record both interest and penalties related to any unrecognized tax benefits as a component of income tax expense.

In 2007, we reversed $5.8 million of the liability including $0.7 million in interest as certain statutory periods expired. In 2008, the remaining balance was reversed ($10.6 million, including $2.3 million in interest) and the liability was eliminated. In 2006, when the liability was initially recorded, the result was an increase in tax expense and our effective tax rate. In 2007 and 2008, as the liability was reversed, the impact was a decrease in tax expense and our effective tax rate.

Valuation of Investments

Our investments in fixed maturity and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of equity, net of deferred taxes as a component of net accumulated other comprehensive income (loss). Realized gains and losses on sales of investments are recognized in operations on the specific identification basis.

Impairment of Investment Securities. Impairment of an investment security results in a reduction of the carrying value of the security and the realization of a loss when the fair value of the security declines below our cost or amortized cost, as applicable, for the security and the impairment is deemed to be other- than-temporary. We regularly review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. We consider various factors in determining if a decline in the fair value of an individual security is other-than-temporary. Some of the factors we consider include:

•	how long and by how much the fair value of the security has been below its cost;

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;

•	the outlook for industry sectors and macro-economic changes;

•	our intent on not selling the securities and that it is not more likely than not we will be required to sell the securities until their fair value recovers above cost, or to maturity;

•	any downgrades of the security by a rating agency; and

•	any reduction or elimination of dividends, or nonpayment of scheduled interest payments.

The amount of any write-downs is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline was identified.

Goodwill and Other Intangible Assets

We prepare a valuation analysis for goodwill and intangible assets, whereby we identify whether events have occurred that may impact the carrying value of these assets and make assumptions regarding future events, such as cash flows and profitability. Differences between the assumptions used to prepare these valuations and actual results could materially impact the carrying amount of these assets and our operating results.

Measurement of Results

We evaluate our operations by using the following key measures:

Gross Premiums Written. Gross premiums written is the sum of both direct premiums written and assumed premiums written before the effect of ceded reinsurance. Direct premiums written represent the premiums on all policies our insurance subsidiaries have issued during the year. Assumed premiums written represent the premiums that our insurance subsidiaries have received from an authorized state-mandated pool. We use gross premiums written, which excludes the impact of premiums ceded to reinsurers, as a measure of the underlying growth of our insurance business from period to period.

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

Net Premiums Earned. Net premiums earned represents that portion of net premiums written equal to the expired portion of the time for which insurance protection was provided during the financial year and is recognized as revenue. Net premiums earned are used to calculate the losses and LAE, commission expense, dividends to policyholders, underwriting and other operating expenses and combined ratios, as indicated below.

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

Commission Expense Ratio. The commission expense ratio is the ratio (expressed as a percentage) of commission expense to net premiums earned and measures the cost of compensating agents and brokers for the business we have underwritten.

Dividends to policyholders’ ratio. The dividends to policyholders’ ratio is the ratio (expressed as a percentage) of dividends to policyholders expense to net premiums earned and measures the cost of returning premium to policyholders in the form of dividends.

Underwriting and Other Operating Expenses Ratio. The underwriting and other operating expenses ratio is the ratio (expressed as a percentage) of underwriting and other operating expenses to net premiums earned, and measures an insurance company’s operational efficiency in producing, underwriting and administering its insurance business.

Combined Ratio. The combined ratio is a measure used in the property and casualty insurance business to show the profitability of an insurer’s underwriting, and it represents the percentage of each premium dollar spent on claims and expenses. The combined ratio is the sum of the losses and LAE ratio, the commission expense ratio, dividends to policyholders’ ratio and underwriting and other operating expense ratio. The losses and LAE ratio, commission expense ratio and underwriting and other operating expense ratio express the relationship between losses and LAE, commissions, dividends to policyholders and underwriting and other operating expenses, respectively, to net premiums earned. When the combined ratio is below 100%, an insurance company experiences underwriting gain, meaning that claims payments, the cost of settling claims, commissions, dividends to policyholders and underwriting expenses are less than premiums collected. If the combined ratio is at or above 100%, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient. Companies with lower combined ratios than their peers generally experience greater profitability.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008:

	2009	2008	Increase (Decrease) 2009 Over 2008	Increase (Decrease) 2009 Over 2008
	(in thousands, except percentages)
Selected Financial Data
Gross premiums written(1)	$379,949	$318,392	$61,557	19.3%
Net premiums written(1)	368,290	308,317	59,973	19.5
Net premiums earned	$404,247	$328,947	$75,300	22.9
Net investment income	90,484	78,062	12,422	15.9
Realized gains(losses) on investments	791	(11,524)	12,315	n/a
Other income	413	1,293	(880)	(68.1)

Total revenues	495,935	396,778	99,157	25.0
Losses and LAE	214,461	136,515	77,946	57.1
Commission expense	36,150	43,618	(7,468)	(17.1)
Dividends to policyholders	6,930	1,295	5,635	435.1
Underwriting and other operating expenses	138,687	101,164	37,523	37.1
Interest expense	7,409	2,135	5,274	247.0
Income tax expense	9,277	10,266	(989)	(9.6)

Total expense	412,914	294,993	117,921	40.0

Net income	$83,021	$101,785	$(18,764)	(18.4)%

Selected Operating Data
Losses and LAE ratio	53.1%	41.5%	11.6%
Commission expense ratio	8.9	13.3	(4.3)
Dividends to policyholders’ ratio	1.7	0.4	1.3
Underwriting and other operating expenses ratio	34.3	30.7	3.6
Combined ratio(2)	98.0	85.9	12.1
Net income before impact of the deferred
reinsurance gain—LPT Agreement(3)	$65,014	$83,364	$(18,350)	(22.0)%

(1)

During the three months ended September 30, 2009, we changed our method of recording ECIC written premiums to an annual method. As a result, the method of calculating 2008 written premiums has been conformed for this change to be comparable to 2009 written premiums. The gross and net premiums written for all periods presented are calculated assuming the written premiums are 100% of the estimated annual premium. Historically, written premiums for ECIC were recorded using a billed method, where premiums were recorded at the time policy installments were billed.

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

The table below shows the reconciliation of net income to net income before impact of the deferred reinsurance gain—LPT Agreement for the year ended:

	December 31,
	2009	2008
	(in thousands)
Net income	$83,021	$101,785
Less impact of the deferred reinsurance gain—LPT Agreement	18,007	18,421

Net income before impact of the deferred reinsurance gain—LPT Agreement	$65,014	$83,364

Net Income

Our net income for the year ended 2009 decreased 18.4% compared to the prior year. The change in net income was primarily driven by a $77.9 million increase in losses and LAE and a $37.5 million increase in underwriting and other operating expenses, partially offset by a $75.3 million increase in net premiums earned. Net income includes amortization of deferred reinsurance gain—LPT Agreement of $18.0 million and $18.4 million for the years ended December 31, 2009 and 2008, respectively. Excluding the impact of the deferred reinsurance gain—LPT Agreement, net income would have been $65.0 million and $83.4 million for the years ended December 31, 2009 and 2008, respectively.

Revenues

Net premiums earned increased 22.9% for the year ended December 31, 2009, compared to the same period of 2008. This increase was partially offset by lower gross premiums written, primarily California and Nevada, which had $33.3 million and $17.3 million lower gross premiums written for the year ended 2009 compared to the same period of 2008, respectively, as a result of rate reductions in certain markets, competition and impacts of economic conditions. Florida has also been affected by economic conditions, as indicated by lower estimated payrolls, upon which our premiums are based, combined with mandated rate reductions.

Total policy count decreased 3.2%, including policy count decreases of 21.1% and 15.6% in Nevada and Florida, respectively. Additionally, our average in-force policy size decreased 14.6% to $8,720 as of December 31, 2009, compared to $10,211 at December 31, 2008.

Net investment income increased 15.9% for the year ended December 31, 2009. The increase in net investment income was related to a 17.0% increase in average invested assets for the year ended December 31, 2009, compared to the same period of 2008. The average pre-tax book yield on invested assets increased to 4.5% at December 31, 2009, as compared to 4.2% for the same period of 2008. The tax equivalent yield on invested assets increased to 5.6% at December 31, 2009, as compared to 5.5% at December 31, 2008. The increase in the tax equivalent yield was primarily due to the increase in the duration of our fixed maturity securities from 4.74 at December 31, 2008, to 5.02 at December 31, 2009.

For the year ended December 31, 2009, realized gains on investments were $0.8 million, compared to realized losses of $11.5 million for the same period of 2008. The realized gains are attributable to the sale of previously impaired equity securities. Realized gains for the year ended December 31, 2009 were partially offset by the other-than-temporary impairments in 2009, totaling $1.9 million. The realized losses for the year ended December 31, 2008 were the result of other-than-temporary impairments in the fair value of fixed maturity and equity securities in our investment portfolio.

Expenses

Losses and LAE increased $77.9 million for the year ended December 31, 2009, compared to the same period of 2008, primarily as a result of our acquired subsidiaries. Losses and LAE were 53.1% and 41.5% of net premiums earned for the year ended December 31, 2009 and 2008, respectively. The change in overall net premiums earned reduced losses and LAE by approximately $51.9 million. During the year ended December 31, 2009, favorable prior accident year loss development decreased $20.3 million, to $51.4 million, compared to the same period of 2008. Additionally, our current accident year loss estimates were 70.2% and 68.9% for the years ended December 31, 2009 and 2008, respectively.

The table below reflects the losses and LAE reserve adjustments for the periods specified:

	Years Ended December 31,		Quarters Ended December 31,
	2009	2008	2009	2008
	(in millions)
Prior accident year favorable development	$51.4	$71.7	$11.8	$18.4

LPT amortization of the deferred reinsurance gain	$18.0	$18.4	$4.6	$4.5

There were no adjustments to the direct reserves subject to the LPT Agreement in either period. Excluding the impact from the LPT Agreement, losses and LAE would have been $232.5 million and $154.9 million, or 57.5% and 47.1% of net premiums earned for the years ended December 31, 2009 and 2008, respectively.

Commission expense decreased $7.5 million, or 17.1%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease is primarily attributable to a $15.0 million increase in the LPT contingent profit commission, partially offset by increased commission expense from our acquired subsidiaries. Excluding the impact of the LPT contingent profit commission, commission expense would have been 12.7% and 13.3% of net premiums earned for the years ended December 31, 2009 and 2008, respectively.

Dividends to policyholders increased $5.6 million for the year ended 2009, primarily due to policyholders’ dividend plans in Florida and Wisconsin, which are administered pricing states.

Underwriting and other operating expenses increased 37.1% for the year ended December 31, 2009, as compared to the same period in 2008, primarily related to the acquired operations of AmCOMP. The increase included a $19.3 million increase in compensation expense (largely a result of the Acquisition), a $5.7 million increase in premium taxes, and $3.0 million increase in bad debt expense. Additionally, during the year ended December 31, 2009, we incurred total net one-time integration and restructuring charges of $5.7 million, including $2.8 million in severance expenses related to our corporate restructuring.

Interest expense increased $5.3 million for the year ended December 31, 2009. For the first ten months of 2008, we had no debt or related interest expense.

Income taxes decreased 9.6% for the year ended December 31, 2009, compared to the same period of 2008. The effective tax rate for the year ended December 31, 2009 was 10.1%, as compared to 9.2% for the same period of 2008. The increase in the effective tax rate was primarily the result of transactions that decreased 2008 income taxes related to the final reversal of the liability for previously unrecognized tax benefits in the amount of $10.6 million, including interest, and the reduction of tax-exempt reserves in the amount of $5.2 million. These comparative increases were mostly offset by an $19.8 million decrease in 2009 pre-tax income, the impact of tax-exempt investment income and the LPT contingent profit commission of $15.0 million, which is not subject to tax.

Tax-exempt income as a percentage of pre-tax income was 36.8% and 27.7% for the years ended December 31, 2009 and 2008, respectively. While we expect the levels of tax-exempt investment income to remain relatively stable during 2010, we cannot be certain how changes to pre-tax income may ultimately impact our effective rate in future periods.

Combined Ratio

The combined ratio increased 12.1 percentage points for the year ended December 31, 2009, to 98.0%, compared to 85.9% for 2008. The increase was primarily due to the decrease of the favorable prior accident year loss development year-over-year and the result of lower premiums earned for the period due to rate reductions in certain markets, competitive pressures, and overall economic conditions, partially offset by the increase in the LPT contingent profit commission.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007:

	2008	2007	Increase (Decrease) 2008 Over 2007	Increase (Decrease) 2008 Over 2007
	(in thousands, except percentages)
Selected Financial Data
Gross premiums written(1)	$318,392	$351,847	$(33,455)	(9.5)%
Net premiums written(1)	308,317	339,720	(31,403)	(9.2)
Net premiums earned	$328,947	$346,884	$(17,937)	(5.2)
Net investment income	78,062	78,623	(561)	(0.7)
Realized (losses) gains on investments	(11,524)	180	(11,704)	n/a
Other income	1,293	4,236	(2,943)	(69.5)

Total revenues	396,778	429,923	(33,145)	(7.7)
Losses and LAE	136,515	143,302	(6,787)	(4.7)
Commission expense	43,618	44,336	(718)	(1.6)
Dividends to policyholders	1,295	(65)	1,360	n/a
Underwriting and other operating expenses	101,164	91,464	9,700	10.6
Interest expense	2,135	—	2,135	n/a
Income tax expense	10,266	30,603	(20,337)	(66.5)

Total expenses	294,993	309,640	(14,647)	(4.7)

Net income	$101,785	$120,283	$(18,498)	(15.4)%

Selected Operating Data
Losses and LAE ratio	41.5%	41.3%	0.2%
Commission expense ratio	13.3	12.8	0.5
Dividends to policyholders’ ratio	0.4	—	0.4
Underwriting and other operating expenses ratio	30.7	26.3	4.4
Combined ratio(2)	85.9	80.4	5.5
Net income before impact of the deferred
reinsurance gain—LPT Agreement(3)	$83,364	$102,249	$(18,885)	(18.5)%

(1)

During the three months ended September 30, 2009, we changed our method of recording ECIC written premiums to an annual method. As a result, the method of calculating 2008 and 2007 written premiums has been conformed for this change to be comparable to 2009 written premiums. The gross and net premiums written for all periods presented are calculated assuming the written premiums are 100% of the estimated annual premium. Historically, written premiums for ECIC were recorded using a billed method, where premiums were recorded at the time policy installments were billed.

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

The table below shows the reconciliation of net income to net income before impact of the deferred reinsurance gain—LPT Agreement for the year ended:

	December 31,
	2008	2007
	(in thousands)
Net income	$101,785	$120,283
Less impact of the deferred reinsurance gain—LPT Agreement	18,421	18,034

Net income before impact of the deferred reinsurance gain—LPT Agreement	$83,364	$102,249

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

Revenues

Net premiums earned for the year ended 2008 declined 5.2% compared to the prior year. The decrease in premiums earned was primarily due to the decrease in gross premiums written, resulting from lower rates, competitive pressures and changes in economic and business conditions. In California, our largest market, our filed rates on new business and renewals for the year ended 2008 were 10.4% lower than the year ended 2007. In 2008, our average California policy size decreased 20.9% compared to 2007. This decrease was partially offset by an overall increase in policy count of 35.3%, including an 11.8% increase in policy count in California. The overall increase in policy count included 9,318 policies attributable to the AmCOMP acquisition. The Acquisition provided an additional $31.6 million of net premiums earned. The decrease in the gross premiums written was also offset by a reduction in ceded premiums.

Net investment income remained relatively unchanged from the prior year. In 2008, there was a 4.7% increase in our short-term investments, which was offset by a $439.9 million increase in fixed maturity securities attributable to the AmCOMP acquisition. The average pre-tax book yield was 4.20% for 2008, compared to 4.28% for 2007. Additionally, the net proceeds from our IPO generated $1.8 million of one-time interest income prior to distribution to eligible members in 2007.

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

The table below reflects the losses and LAE reserve adjustments for the periods specified:

	Years Ended December 31,		Quarters Ended December 31,
	2008	2007	2008	2007
	(in millions)
Prior accident year favorable development	$71.7	$61.6	$18.4	$16.6
Commutation	—	(1.6)	—	—

Total accident year favorable development	$71.7	$60.0	$18.4	$16.6

LPT amortization of the deferred reinsurance gain	$18.4	$18.0	$4.5	$4.3

There were no adjustments to the direct reserves subject to the LPT Agreement in either period. Excluding the impact from the LPT Agreement, losses and LAE would have been $154.9 million and $161.3 million, or 47.1% and 46.5%, of net premiums earned for the year ended December 31, 2008 and 2007, respectively.

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

Underwriting and other operating expenses increased 10.6% year-over-year. The increase is comprised primarily of additional expenses resulting from the acquired operations of AmCOMP. In 2008, there was an increase of $10.5 million in salaries and related benefits, including annual salary increases, increased benefit costs for medical coverage and expenses related to the equity and incentive plans. This increase was partially offset by a reduction of $2.5 million in premium taxes as a result of lower net premiums earned and a $2.3 million decrease in professional fees due to one-time consulting fees related to our Sarbanes-Oxley Act compliance and the conversion from a mutual insurance holding company to a stock company in 2007.

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

The ability of EHI to fund its operations is contingent upon our subsidiaries’ earnings and their ability to pay dividends to EHI. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, see “Item 1—Business—Regulation—Financial, Dividend and Investment Restrictions” for a further discussion of the restrictions and requirements pertaining to the availability of additional dividends.

Based on reported capital, surplus and dividends paid within the last 12 months, the maximum dividends that may be paid by EICN and EPIC in 2010 without prior approval by the respective state insurance regulator are $99.6 million and $14.9 million, respectively. The maximum that could be paid in 2009 by our insurance subsidiaries to EHI was $17.7 million. On July 31, 2009, a dividend of $17.7 million was paid by EPIC to Employers Group, Inc. (EGI), its immediate holding company, and subsequently from EGI to EHI. In 2008 the Nevada Commissioner approved extraordinary dividends totaling $355.0 million from special surplus by EICN.

On November 4, 2009, the EHI Board of Directors authorized a share repurchase program for up to $50 million of the Company’s common stock (the 2010 Program). Shares may be purchased at prevailing market prices from January 1, 2010 through December 31, 2010 through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements and other market and economic conditions. Repurchases under the 2010 Program may be commenced or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.

In February 2008, EHI’s Board of Directors authorized a stock repurchase program (the 2008 Program). The program authorized us to repurchase up to $100 million of our common stock through June 30, 2009. In February 2009, the Board of Directors extended this program through December 31, 2009. From inception of the 2008 Program through December 31, 2009, we repurchased 6,743,862 shares of common stock, at the average price paid including commissions of $13.16 per share, for a total of approximately $88.7 million.

On September 30, 2008, we entered into a second amendment to the Amended Credit Facility with Wells Fargo Bank, National Association (Amended Credit Facility), previously amended on May 23, 2008, under which we borrowed $150.0 million to facilitate the acquisition of AmCOMP and for general corporate purposes. The Amended Credit Facility provided us with: (a) $150.0 million line of credit through December 31, 2009; (b) $100.0 million line of credit from January 1, 2010 through December 31, 2010; and (c) $50.0 million line of credit from January 1, 2011 through March 26, 2011. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.25% above prime rate or (b) a fixed rate that is 1.25% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and cash and cash equivalents that had a fair value of $132.7 million at December 31, 2009. The Amended Credit Facility contains customary non-financial covenants and requires us to maintain $7.5 million of cash and cash equivalents at all times at the holding company. We are currently in compliance with all applicable covenants.

On December 30, 2009, in accordance with the terms of the contract, we repaid $50.0 million of the line of credit provided by the Amended Credit Facility. The principal balance outstanding was $100.0 million at December 31, 2009. In connection with the borrowing, we entered into an interest rate swap agreement for an interest rate of 4.84% on the notional amount of $100.0 million through September 30, 2010. The final $50.0 million bears interest at a fluctuating rate based on LIBOR plus 1.25%.

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

Our net cash flows are generally invested in marketable securities. We closely monitor the duration of our investments and investment purchases, and sales are executed with the objective of having adequate funds available for the payment of claims at the subsidiary level and for the subsidiaries to pay dividends to EHI. Because our investment strategy focuses on asset and liability durations, and not on cash flows, asset sales may be required to satisfy obligations or rebalance asset portfolios. At December 31, 2009, our investment portfolio had an effective duration of 5.02, as compared to 4.74 at December 31, 2008, with individual maturities extending out 40 years.

The availability of cash to pay claims comes from our disciplined underwriting and pricing standards and the purchase of reinsurance to protect us against the costs of severe claims and catastrophic events. On July 1, 2009, we entered into a new reinsurance program that is effective through June 30, 2010. The reinsurance program consists of two agreements, one excess of loss agreement and one catastrophic loss agreement. The reinsurance program provides coverage up to $200.0 million per loss occurrence, subject to certain exclusions. Our loss retention for the program year beginning July 1, 2009, is $5.0 million. The coverage is subject to an aggregate loss cession limitation in the first layer ($5.0 million in excess of our $5.0 million retention) of $20.0 million. Additionally, in the second through fifth layers of our reinsurance program, our ultimate net loss shall not exceed $10.0 million for any one life, and we are permitted one reinstatement for each layer upon the payment of additional premium. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized for the above described retention.

Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The National Association of Insurance Commissioners (NAIC) has a risk based capital (RBC) standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2009, the last date that we were required to update the annual RBC calculation, our insurance subsidiaries had total adjusted statutory surplus in excess of the prescribed RBC requirements that correspond to any level of regulatory action.

Our insurance subsidiaries are required to have securities on deposit for the protection of injured workers in accordance with various state laws and regulations. At December 31, 2009, investments with a fair value of $554.2 million were on deposit to comply with such laws and regulations. Based on December 31, 2008, statutory financial statements, we were able to reduce our California deposits by approximately $43 million in the third quarter of 2009.

As of December 31, 2009, we had cash, short-term investments and fixed maturity securities that will mature over the next 24 months of approximately $435.7 million. We intend to repay $50 million of the line of credit provided by the Amended Credit Facility on December 31, 2010 and March 26, 2011. Other capital expenditures may include such things as stock repurchases, future stockholder dividends, and support of our growth strategy. We believe that our liquidity needs over the next 24 months will be met with cash from operations, maturing investments and prudent use of our credit.

Cash Flows

We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs making adjustments to the forecasts when needed.

The table below shows our recent net cash flows:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Cash and cash equivalents provided by (used in)
Operating activities	$40,751	$67,314	$120,154
Investing activities	83,267	(135,073)	10,160
Financing activities	(135,339)	120,949	(60,595)

(Decrease) increase in cash and cash equivalents	$(11,321)	$53,190	$69,719

Net cash provided by operating activities decreased $26.6 million for the year ended December 31, 2009, compared to the same period of 2008.

Items increasing net cash provided by operations included:

•	increased net premiums received of $62.6 million;

•	increased investment income of $13.3 million;

•	decreased other assets and liabilities that provided a net $10.5 million in cash;

•	decreased income taxes paid of $26.3 million and an income tax refund of $8.6 million; and

•	cash received on the LPT contingent commission of $10.3 million.

Items decreasing net cash provided by operations included increased payments for:

•	losses and LAE of $103.3 million;

•	underwriting and other operating expenses of $39.3 million;

•	policyholder dividends of $6.1 million;

•	commission paid of $4.1 million; and

•	interest paid of $5.7 million on the Amended Credit Facility and surplus notes.

A portion of the increase in underwriting expenses paid was related to one-time integration and restructuring expenses incurred for the year ended 2009.

Net cash provided by investing activities was $83.3 million for the year ended December 31, 2009, as compared to $135.1 million of net cash used for the same period of the prior year. The difference was primarily attributable to the purchase of AmCOMP in the amount of $188.4 million. Also, we used proceeds from maturities and redemptions of investments primarily for the repurchase of our common stock.

Net cash used in financing activities was $135.3 million for the year ended December 31, 2009, as compared to $120.9 million of net cash provided for the same period in 2008. The majority of cash used by financing activities was to repurchase approximately $74.2 million of our common stock and to pay down $50 million of the line of credit provided by the Amended Credit Facility. In 2008, cash was provided by proceeds from our Amended Credit Facility, which was later used for the acquisition of AmCOMP.

Investing activities resulted in net cash used of $135.1 million for the year ended December 31, 2008, compared to net cash provided of $10.2 million in 2007. The majority of cash used by investing activities was $188.4 million for the acquisition of AmCOMP. This was partially offset by $24.5 million of cash and cash equivalents received in the Acquisition and lower net purchases of securities.

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

Investments

As of December 31, 2009, the amortized cost of our investment portfolio was $1.90 billion and the fair value was $2.03 billion.

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

At December 31, 2009, our investment portfolio, which is classified as available-for-sale, was made up almost entirely of investment grade fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. As of December 31, 2009, our investments (excluding cash and cash equivalents) had a duration of 5.02. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We strive to limit credit risk by investing in a fixed maturity securities portfolio that is heavily weighted toward short-term to intermediate-term investment grade securities rated “A” or better. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be “AA.” As of December 31, 2009, our fixed maturity securities portfolio had an average quality of “AA+,” with approximately 77.5% of the market value rated “AA” or better.

We classify our portfolio of equity securities as available-for-sale and carry these securities on our consolidated balance sheet at fair value. Accordingly, changes in market prices of the equity securities we hold in our combined investment portfolio result in increases or decreases in our total assets. In order to minimize our exposure to equity price risk, we invest primarily in equity securities of mid-to-large capitalization issuers and seek to diversify our equity holdings across several industry sectors. Our objective during the past few years has been to reduce equity exposure as a percentage of our total portfolio by increasing our fixed maturity securities. Our investment strategy allows a maximum exposure of 20% of our total combined investment portfolio in equity securities, with our current target at 3.0% of the total portfolio. At December 31, 2009, the equity allocation of our investment portfolio was 3.4%.

Given the economic uncertainty and continued market volatility, we believe our asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

Our investment guidelines have been adjusted to meet our consolidated business strategy. The revised guidelines incorporate lower fixed income duration parameters, a reduction in our equity target, a lower target weight for the tax-exempt municipal fixed income sector and revised benchmark compositions. Our overall investment philosophy is to maximize total investment returns within the constraints of prudent portfolio management. The asset allocation is reevaluated by the Finance Committee of the Board of Directors at a detailed level on a quarterly basis. We employ Conning Asset Manager (Conning) to act as our independent investment manager. Conning follows our written investment guidelines based upon strategies approved by our Board of Directors. In addition to the construction and management of the portfolio, we utilize the investment advisory services of Conning. These services include investment accounting and company modeling using Dynamic Financial Analysis (DFA). The DFA tool is utilized in developing a tailored set of portfolio targets and objectives, which in turn, is used in constructing an optimal portfolio.

The following table shows the fair value, the percentage of the fair value to total invested assets and the tax equivalent yield based on the fair value of each category of invested assets as of December 31, 2009:

Category	Fair Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasuries	$146,464	7.2%	3.7%
U.S. Agencies	124,969	6.2	4.3
States and municipalities	1,028,277	50.7	5.8
Corporate securities	337,610	16.6	6.2
Residential mortgaged-backed securities	279,963	13.8	5.7
Commercial mortgaged-backed securities	29,774	1.5	5.2
Asset-backed securities	13,235	0.6	5.3
Equity securities	69,268	3.4	4.3

Total investments	$2,029,560	100.0%

Weighted average yield			5.6

The average credit rating for our fixed maturity securities investment portfolio, using ratings assigned by Standard & Poor’s, was “AA+” at December 31, 2009. The following table shows the Standard & Poor’s ratings distribution of our fixed maturity securities portfolio as of December 31, 2009 as a percentage of total market value:

Rating	Percentage of Total Market Value
“AAA”	44.3%
“AA”	33.2
“A”	17.5
“BBB”	5.0

Total	100.0%

We regularly assess individual securities as part of our ongoing portfolio management. All securities in an unrealized loss position are reviewed to determine whether the impairment is other-than-temporary. Factors considered in determining whether a decline is other-than-temporary include the length of time and the extent to which fair value has been below cost, historical and projected company financial performance and near-term prospects of the issuer, the outlook for industry sectors, credit ratings and macro-economic changes and our intent on not selling the securities and that it is not more likely than not that we will be required to sell the securities before their fair value recovers above cost, or to maturity. For the year ended December 31, 2009, we recognized a total impairment of $1.9 million in the fair value of equity securities in our portfolio as a result of the severity and duration of the decline in market value of these securities primarily due to market conditions. None of our fixed maturity securities were impaired in 2009. For the year ended December 31, 2008, we recognized a total impairment of $12.7 million in the fair value of our investment portfolio. The fair value of equity securities was impaired $10.8 million as a result of the severity and duration of the decline in market value of these securities primarily due to market conditions. Our fixed maturity securities were impaired $1.9 million due to the credit downgrade and increased credit risk of the issuer.

Based on our review of fixed maturity and equity securities in the tables below, we believe that we have appropriately identified the declines in the fair values of our unrealized losses at December 31, 2009 and 2008. We determined that the remaining unrealized losses on fixed maturity securities were primarily the result of the interest rate environment and not the credit quality of the issuers. We also determined that the remaining unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and the near term prospects of the issuers.

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of our investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At December 31, 2009
Fixed maturity securities
U.S. Treasuries	$140,269	$6,366	$(171)	$146,464
U.S. Agencies	117,844	7,125	—	124,969
States and municipalities	979,364	50,600	(1,687)	1,028,277
Corporate	314,692	23,335	(417)	337,610
Residential mortgage-backed securities	265,056	15,697	(790)	279,963
Commercial mortgage-backed securities	29,407	391	(24)	29,774
Asset-backed securities	12,442	793	—	13,235

Total fixed maturity securities	1,859,074	104,307	(3,089)	1,960,292
Short-term investments	—	—	—	—

Total fixed maturity securities and short-term investments	1,859,074	104,307	(3,089)	1,960,292

Equity securities
Consumer goods	14,421	8,069	(6)	22,484
Energy and utilities	4,715	5,067	—	9,782
Financial	6,613	2,861	(74)	9,400
Technology and communications	7,930	7,686	(15)	15,601
Industrial and other	6,257	5,758	(14)	12,001

Total equity securities	39,936	$29,441	$(109)	69,268

Total investments	$1,899,010	$133,748	$(3,198)	$2,029,560

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At December 31, 2008
Fixed maturity securities
U.S. Treasuries	$142,942	$18,344	$—	$161,286
U.S. Agencies	125,302	10,566	—	135,868
States and municipalities	975,387	21,654	(18,828)	978,213
Corporate	248,002	7,716	(5,570)	250,148
Residential mortgage-backed securities	318,512	12,937	(2,002)	329,447
Commercial mortgage-backed securities	42,384	2	(4,797)	37,589
Asset-backed securities	17,698	—	(858)	16,840

Total fixed maturity securities	1,870,227	71,219	(32,055)	1,909,391
Short-term investments	74,952	306	(234)	75,024

Total fixed maturity securities and short-term investments	1,945,179	71,525	(32,289)	1,984,415

Equity securities
Consumer goods	12,620	4,642	(333)	16,929
Energy and utilities	4,947	4,967	(12)	9,902
Financial	7,082	993	(243)	7,832
Technology and communications	10,268	2,765	(226)	12,807
Industrial and other	8,097	3,165	(206)	11,056

Total equity securities	43,014	$16,532	$(1,020)	58,526

Total investments	$1,988,193	$88,057	$(33,309)	$2,042,941

The amortized cost and fair value of fixed maturity securities at December 31, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$115,551	$117,780
Due after one year through five years	484,182	516,456
Due after five years through ten years	546,641	581,596
Due after ten years	405,795	421,488
Mortgage and asset backed securities	306,905	322,972

Total	$1,859,074	$1,960,292

Net realized and unrealized investment gains (losses) on fixed maturity securities and equity securities were as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Net realized gains (losses):
Fixed maturity securities	$(855)	$(560)	$(120)
Equity securities	1,820	(10,964)	300
Short-term investments and other	(174)	—	—

	$791	$(11,524)	$180

Change in fair value over cost or amortized cost:
Fixed maturity securities	$62,054	$14,420	$18,670
Equity securities	13,820	(31,314)	8,015
Short-term investments	(72)	72	—

	$75,802	$(16,822)	$26,685

Net investment income was as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Fixed maturity securities	$89,522	$72,602	$72,408
Equity securities	1,402	1,855	1,920
Short-term investments and cash equivalents	1,910	6,017	6,453

	92,834	80,474	80,781
Investment expenses	(2,350)	(2,412)	(2,158)

Net investment income	$90,484	$78,062	$78,623

We are required by various state regulations to keep securities or letters of credit on deposit with the states in which we do business in a depository account. At December 31, 2009 and 2008, securities having a fair market value of $554.2 million and $582.1 million, respectively, were on deposit. These laws and regulations govern the amount, and type of fixed maturity security that is eligible for deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by us. The fair value of securities held in trust for reinsurance at December 31, 2009 and 2008 was $6.1 million and $6.7 million, respectively.

The Amended Credit Facility is secured by fixed maturity securities and cash and cash equivalents with fair values of $132.7 million and $210.5 million at December 31, 2009 and 2008, and requires that we maintain a minimum $7.5 million cash balance.

Contractual Obligations and Commitments

The following table identifies our long-term debt and contractual obligations as of December 31, 2009:

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$36,868	$7,553	$14,027	$8,181	$7,107
Purchased liabilities	3,850	1,845	1,986	19	—
Notes payable(1)	168,628	52,924	53,021	2,847	59,836
Capital leases	1,864	892	958	14	—
Losses and LAE reserves(2)(3)	2,425,658	249,527	301,701	212,951	1,661,479

Total contractual obligations	$2,636,868	$312,741	$371,693	$224,012	$1,728,422

(1)

Notes payable obligations reflect payments for the principal and estimated interest expense that is based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of December 31, 2009. The interest rates range from 1.48% to 4.6%. The Amended Credit Facility has principal payments of $50 million due December 31, 2010 and March 26, 2011.

(2)	The losses and LAE reserves are presented gross of our reinsurance recoverables on unpaid losses, which are as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Reinsurance recoverables	$(1,052,505)	$(45,038)	$(87,280)	$(84,512)	$(835,675)

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

New Accounting Standards

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 was effective for financial statements issued for periods ending after September 15, 2009. The Company adopted SFAS No. 168 on July 1, 2009 and it had no material impact on our consolidated financial condition and results of operations.

In April 2009, the FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). FSP FAS 115-2 changes the accounting for other-than-temporary impairments (OTTI) on debt securities by: (a) replacing the current requirement that a holder has the positive intent to hold an impaired debt security to recovery with a requirement that a holder considers whether it has the intent to sell an impaired debt security and whether it is more likely than not that it will be required to sell the debt security before recovery; (b) requiring the OTTI to be separated into: (i) the amount representing the decrease in cash flows expected to be collected (credit loss), which is recognized in earnings and (ii) the amount representing all other factors, which is recognized in other comprehensive income; and (c) amending existing disclosure requirements, extending those requirements to interim periods and requiring new disclosures intended to provide further disaggregated information as well as information about how the amount of OTTI that was recognized in earnings was determined. Upon adoption, FSP FAS 115-2 requires entities to report a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the non-credit loss component, previously recognized in earnings, from retained earnings to other comprehensive income. FSP FAS 115-2 was effective for interim and annual periods ending after June 15, 2009 and had no impact on the consolidated financial position or results of operations. The guidance for FSP FAS 115-2 may now be found in the new codification as a component of FASB ASC Topic 320.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance on: (a) estimating fair value when the volume of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability; and (b) identifying circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 requires additional interim disclosures of the inputs and valuation techniques used to measure fair value. Additionally, FSP FAS 157-4 modifies the current fair value disclosure categories for debt and equity securities. FSP FAS 157-4 was effective for interim and annual periods ending after June 15, 2009 and did not have a material impact on our consolidated financial statements. The guidance for FSP FAS 157-4 may now be found in the new codification as a component of FASB ASC Topic 820.

In April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures About Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 107-1 extends the annual disclosure requirements of SFAS 107, Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. FSP FAS 107-1 is effective for interim and annual periods ending after June 15, 2009. We have included required disclosures in the Notes to Consolidated Financial Statements. The guidance for FSP FAS 107-1 may now be found in the new codification as a component of FASB ASC Topic 825.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued, or are available to be issued. SFAS No. 165 is effective for periods ending after June 15, 2009. SFAS No. 165 had no impact on our consolidated financial condition or results of operations. The guidance for SFAS No. 165 may now be found in the new codification as a component of FASB ASC Topic 855.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk. We currently have no exposure to foreign currency risk.

Credit Risk

Investments

Our fixed maturity securities portfolio is exposed to credit risk, which we attempt to manage through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of fixed maturity securities in our investment portfolio, as well as restrictions on investments in fixed maturity securities of a single issuer. As of December 31, 2009, all but one of the fixed maturity securities in our portfolio were rated investment grade by the Securities Valuation Office of the NAIC or by Standard & Poor’s, Moody’s or Fitch.

Reinsurance

We are subject to credit risk with respect to our reinsurers. Although our reinsurers are liable to us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance agreements do not limit our ultimate obligations to pay claims to policyholders and we may not recover claims made to our reinsurers. We address this credit risk by selecting reinsurers with an A.M. Best rating of “A-” or better and by performing credit reviews on our reinsurers. The A.M. Best ratings of our reinsurance carriers as of December 31, 2009 are set forth in this report under “Item 1—Business—Reinsurance.”

Interest Rate Risk

Credit Facilities and Third Party Surplus Notes

Our exposure to market risk for changes in interest rates applies to the interest expense of variable rate debt under our bank credit facility and our insurance subsidiaries’ surplus notes issued to unaffiliated third parties. The interest rates we pay increase and decrease with changes to LIBOR. We have utilized, and may continue to utilize, derivative products such as interest rate swaps to manage interest rate risk.

Investments

Our investment portfolio consists primarily of fixed maturity securities that were classified as available-for-sale as of December 31, 2009. The primary market risk exposure to our fixed maturity securities portfolio is interest rate risk, which we strive to limit by managing duration. As of December 31, 2009, our investments (excluding cash and cash equivalents) had a duration of 5.02. Interest rate risk includes the risk that a security’s value will change due to a change in interest rates. For example, the fair value of our fixed maturity securities portfolio is directly impacted by changes in market interest rates. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We manage interest rate risk by instructing our investment manager to select fixed maturity securities consistent with our investment strategy. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the impact of interest rate changes on our liquidity obligations.

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

In this sensitivity analysis model, we use fair values to measure our potential loss. The sensitivity analysis model includes fixed maturity securities and short-term investments.

For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of December 31, 2009.

The following table summarizes the estimated change in fair value on our fixed maturity securities including short-term investments, valued at $1.96 billion as of December 31, 2009, based on specific changes in interest rates:

Changes in Interest Rates	Estimated Increase (Decrease) in Fair Value
	(in thousands, except percentages)
300 basis point rise	$(260,131)	(13.3)%
200 basis point rise	(181,523)	(9.3)
100 basis point rise	(94,486)	(4.8)
50 basis point decline	49,203	2.5
100 basis point decline	99,191	5.1

The sensitivity analysis model produces a predicted pre-tax loss in fair value of market-sensitive instruments of $94.5 million, or 4.8% based on a 100 basis point increase in interest rates as of December 31, 2009. This loss amount reflects the impact of an interest rate increase on the fair value of our fixed maturity securities and short-term investments, which constituted approximately 96.6% of our total invested assets as of December 31, 2009.

With respect to investment income, the most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (FAS 91), issued by the FASB, which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). The adjustments for changes in amortization, which are based on revised average life assumptions, would have an impact on investment income if a significant portion of our mortgage backed securities were purchased at significant discounts or premiums to par value. The guidance for FAS 91 may now be found in the new codification as a component of FASB ASC Topic 320. As of December 31, 2009, the par value of our mortgage-backed securities holdings was $268.2 million. Amortized cost is 98.8% of par value. Since a majority of our mortgage-backed securities were purchased at a premium or discount that is significant as a percentage of par, a FAS 91 adjustment could have a significant effect on investment income. However, given the current economic conditions and prevailing interest rate environment, the rate of prepayments is unlikely to accelerate. The mortgage backed securities portion of the portfolio totaled 13.8% of total investments as of December 31, 2009. Agency backed mortgage pass-throughs totaled $275.8 million, or 98.5% of the mortgage-backed securities portion of the portfolio, and 13.6% of the total portfolio as of December 31, 2009.

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. We classify our portfolio of equity securities as available-for-sale and carry these securities on our consolidated balance sheet at fair value. Accordingly, adverse changes in the market prices of the equity securities we hold in our investment portfolio result in decreases in the value of our total assets. In order to minimize our exposure to equity price risk, we invest primarily in the equity securities of mid-to-large capitalization issuers and seek to diversify our equity holdings across several industry sectors. In addition, we currently limit the percentage of equity securities held in our investment portfolio to 20% or less of our total investment portfolio. At December 31, 2009, equity securities had a fair value of $69.3 million, or 3.4% of our investment portfolio.

The table below shows the sensitivity to price changes of our equity securities owned as of December 31, 2009:

	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Total Equity Securities
	(in thousands)
Domestic equities	$39,936	$69,268	$62,341	$(6,927)	$76,195	$6,927

Total	$39,936	$69,268	$62,341	$(6,927)	$76,195	$6,927

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

Item 8. Financial Statements and Supplementary Data

Audited Financial Statements as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009:

The following financial statement schedules are filed in Item 15 of Part III of this report:

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	149
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	154

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework).

Based on this assessment, management did not identify any material weaknesses in the internal control over financial reporting and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has independently assessed the effectiveness of the Company’s internal control over financial reporting. A copy of their report is included in Item 8 of this Annual Report on Form 10-K.

February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Employers Holdings, Inc. and Subsidiaries

We have audited Employers Holdings, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Employers Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Employers Holdings. Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Employers Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Employers Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Employers Holdings, Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Employers Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 25, 2010

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2009	2008
	(in thousands, except share data)
Assets
Available for sale:
Fixed maturity securities at fair value (amortized cost $1,859,074 in 2009 and $1,870,227 in 2008	$1,960,292	$1,909,391
Equity securities at fair value (cost $39,936 in 2009 and $43,014 in 2008)	69,268	58,526
Short-term investments at fair value (amortized cost $74,952 in 2008)	—	75,024

Total investments	2,029,560	2,042,941
Cash and cash equivalents	191,572	202,893
Accrued investment income	23,055	24,201
Premiums receivable, less bad debt allowance of $9,879 in 2009 and $7,911 in 2008	119,976	150,502
Reinsurance recoverable for:
Paid losses	13,673	12,723
Unpaid losses, less allowance of $1,335 in 2009 and 2008	1,051,170	1,075,015
Funds held by or deposited with reinsureds	82,339	88,163
Deferred policy acquisition costs	33,695	41,521
Federal income taxes recoverable	4,092	11,042
Deferred income taxes, net	43,502	80,968
Property and equipment, net	13,059	14,098
Intangible assets, net	15,442	18,218
Goodwill	36,192	36,192
Other assets	19,326	26,621

Total assets	$3,676,653	$3,825,098

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,425,658	$2,506,478
Unearned premiums	158,577	196,695
Policyholders’ dividends accrued	7,958	8,737

Total claims and policy liabilities	2,592,193	2,711,910
Commissions and premium taxes payable	20,763	21,847
Accounts payable and accrued expenses	19,033	24,192
Deferred reinsurance gain—LPT Agreement	388,574	406,581
Notes payable	132,000	182,000
Other liabilities	25,691	33,840

Total liabilities	3,178,254	3,380,370
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,563,299 and 53,528,207 shares issued and 42,908,165 and 48,830,140 shares outstanding at December 31, 2009 and 2008, respectively	536	535
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	311,282	306,032
Retained earnings	266,491	194,509
Accumulated other comprehensive income, net	83,812	32,804
Treasury stock, at cost (10,655,134 shares at December 31, 2009 and 4,698,067 shares at December 31, 2008)	(163,722)	(89,152)

Total stockholders’ equity	498,399	444,728

Total liabilities and stockholders’ equity	$3,676,653	$3,825,098

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Revenues
Net premiums earned	$404,247	$328,947	$346,884
Net investment income	90,484	78,062	78,623
Realized gains (losses) on investments, net	791	(11,524)	180
Other income	413	1,293	4,236

Total revenues	495,935	396,778	429,923
Expenses
Losses and loss adjustment expenses	214,461	136,515	143,302
Commission expense	36,150	43,618	44,336
Dividends to policyholders	6,930	1,295	(65)
Underwriting and other operating expenses	138,687	101,164	91,464
Interest expense	7,409	2,135	—

Total expenses	403,637	284,727	279,037

Net income before income taxes	92,298	112,051	150,886
Income tax expense	9,277	10,266	30,603

Net income	$83,021	$101,785	$120,283

Net income after date of conversion (Note 3)			$113,812

Earnings per common share for the stated periods (Note 21):

	Year Ended December 31, 2009	Year Ended December 31, 2008	February 5, 2007 through December 31, 2007
Basic	$1.81	$2.07	$2.19

Diluted	$1.80	$2.07	$2.19

			Pro Forma for the Year Ended December 31, 2007
Basic			$2.32

Diluted			$2.32

Cash dividends declared per common share	$0.24	$0.24	$0.18

Year Ended December 31, 2009
Net realized gains on investments
Net realized gains on investments before credit related impairments on fixed maturity securities	$2,712
Total other-than-temporary impairments on securities	(1,921)

Portion of impairment recognized in other comprehensive income	—
Credit related impairments included in net realized losses on investments	(1,921)

Realized gains on investments, net	$791

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock, at Cost	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance, January 1, 2007	—	$—	$—	$274,602	$29,175	$—	$303,777
Conversion transaction (Note 3)	22,765,407	227	(182,143)	(281,073)	—	—	(462,989)
Initial public offering transaction (Note 3)	30,762,500	308	483,285	—	—	—	483,593
Stock-based compensation (Note 17)	—	—	1,720	—	—	—	1,720
Acquisition of treasury stock (Note 16)	—	—	—	—	—	(75,000)	(75,000)
Dividend to common stockholders	—	—	—	(9,276)	—	—	(9,276)
Comprehensive income:
Net income before conversion	—	—	—	6,471	—	—	6,471
Net income after conversion	—	—	—	113,812	—	—	113,812

Net income for the period	—	—	—	120,283	—	—	120,283
Change in net unrealized gains on investments, net of taxes	—	—	—	—	17,345	—	17,345

Total comprehensive income							137,628

Balance, December 31, 2007	53,527,907	$535	$302,862	$104,536	$46,520	$(75,000)	$379,453

Balance, January 1, 2008	53,527,907	$535	$302,862	$104,536	$46,520	$(75,000)	$379,453
Stock-based compensation (Note 17)	—	—	3,161	—	—	—	3,161
Stock options exercised	300	—	5	—	—	—	5
Acquisition of treasury stock (Note 16)	—	—	—	—	—	(14,152)	(14,152)
Dividend to common stockholders	—	—	4	(11,812)	—	—	(11,808)
Comprehensive income:
Net income for the period	—	—	—	101,785	—	—	101,785
Change in net unrealized gains on investments, net of taxes	—	—	—	—	(13,716)	—	(13,716)

Total comprehensive income							88,069

Balance, December 31, 2008	53,528,207	$535	$306,032	$194,509	$32,804	$(89,152)	$444,728

Balance, January 1, 2009	53,528,207	$535	$306,032	$194,509	$32,804	$(89,152)	$444,728
Stock-based compensation (Note 17)	—	—	5,366	—	—	—	5,366
Vesting of restricted stock units, net of shares withheld to satisfy minimum tax withholding (Note 17)	35,092	1	(124)	—	—	—	(123)
Acquisition of treasury stock (Note 16)	—	—	—	—	—	(74,570)	(74,570)
Dividend to common stockholders	—	—	8	(11,039)	—	—	(11,031)
Comprehensive income:
Net income for the period	—	—	—	83,021	—	—	83,021
Change in net unrealized gains on investments, net of taxes	—	—	—	—	51,008	—	51,008

Total comprehensive income							134,029

Balance, December 31, 2009	53,563,299	$536	$311,282	$266,491	$83,812	$(163,722)	$498,399

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Operating activities
Net income	$83,021	$101,785	$120,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,899	7,226	6,406
Stock-based compensation	5,366	3,161	1,720
Amortization of premium on investments, net	5,047	6,226	6,430
Allowance for doubtful accounts—premiums receivable	1,968	(705)	(874)
Allowance for doubtful accounts—unpaid reinsurance recoverable	—	27	32
Deferred income tax expense	10,991	4,503	4,779
Realized (gains) losses on investments, net	(791)	11,524	(180)
Realized losses on retirement of assets	69	22	23
Change in operating assets and liabilities, net of effect of acquisition:
Accrued investment income	1,146	(469)	(914)
Premiums receivable	28,558	27,341	14,273
Reinsurance recoverable on paid and unpaid losses	22,895	37,938	46,317
Funds held by or deposited with reinsureds	5,824	7,721	7,071
Unpaid losses and loss adjustment expenses	(80,820)	(71,980)	(38,045)
Unearned premiums	(38,118)	(24,476)	(7,855)
Federal income taxes	6,950	(20,672)	(10,378)
Accounts payable, accrued expenses and other liabilities	(13,188)	(3,660)	(9,394)
Deferred reinsurance gain—LPT Agreement	(18,007)	(18,421)	(18,034)
Other	9,941	223	(1,506)

Net cash provided by operating activities	40,751	67,314	120,154
Investing activities
Purchase of fixed maturities	(175,790)	(113,587)	(252,275)
Purchase of equity securities	(12,614)	(558)	(1,037)
Proceeds from sale of fixed maturities	85,541	42,467	208,697
Proceeds from sale of equity securities	20,634	4,010	4,264
Proceeds from maturities and redemptions of investments	170,278	105,424	55,475
Cash paid for acquisition, net of cash and cash equivalents acquired	(100)	(168,903)	—
Capital expenditures and other, net	(4,682)	(3,926)	(4,964)

Net cash provided by (used in) investing activities	83,267	(135,073)	10,160

Financing activities
Issuance of common stock, net	—	—	486,670
Cash paid to eligible policyholders under plan of conversion	—	—	(462,989)
Acquisition of treasury stock	(74,185)	(14,152)	(75,000)
Cash transactions related to stock-based compensation	(123)	—	—
Dividend paid to stockholders	(11,031)	(11,808)	(9,276)
Debt issuance costs	—	(375)	—
Payments on notes payable	(50,000)	(2,678)	—
Proceeds from notes payable	—	150,000	—
Other	—	(38)	—

Net cash (used in) provided by financing activities	(135,339)	120,949	(60,595)

Net (decrease) increase in cash and cash equivalents	(11,321)	53,190	69,719
Cash and cash equivalents at the beginning of the year	202,893	149,703	79,984

Cash and cash equivalents at the end of the year	$191,572	$202,893	$149,703

Cash (received) paid for income taxes	$(8,581)	$26,277	$36,200
Cash paid for interest	$7,514	$1,782	$—
Schedule of non-cash transactions
Stock issued in exchange for membership interest	$—	$—	$281,073

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

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

On October 31, 2008, the Company acquired 100% of the outstanding common stock of AmCOMP Incorporated (AmCOMP), including two insurance subsidiaries, AmCOMP Preferred Insurance Company and AmCOMP Assurance Corporation (the Acquisition) (see Note 4). On December 16, 2008, the Florida Commissioner approved the name changes of AmCOMP Preferred Insurance Company and AmCOMP Assurance Corporation to Employers Preferred Insurance Company (EPIC) and Employers Assurance Company (EAC), respectively.

Through its four wholly owned insurance subsidiaries, EICN, Employers Compensation Insurance Company (ECIC), EPIC and EAC, EHI is engaged in the commercial property and casualty insurance industry, specializing in workers’ compensation products and services. EICN, domiciled in Nevada, ECIC, domiciled in California, and EPIC and EAC, both domiciled in Florida, provide insurance to employers against liability for workers’ compensation claims in 30 states. As of December 31, 2009, approximately 46.9%, 7.3%, 6.3%, 6.2% and 5.0% of the Company’s in-force premiums was in California, Florida, Wisconsin, Nevada and Illinois, respectively. Unless otherwise indicated, all references to the “Company” refer to EHI, together with its subsidiaries.

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

In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 208, the Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by the Company’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance based on discrete financial information. Currently, the Company has one operating segment, workers’ compensation insurance and related services.

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

Investments

Investments with remaining maturities of one year or less at the time of acquisition are classified as short-term investments. The Company’s investments in fixed maturity securities, equity securities and short-term investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of equity, net of deferred taxes, in accumulated other comprehensive income, net.

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

When, in the opinion of management, a decline in the fair value of an equity security below its cost is considered to be “other-than-temporary,” the equity security’s cost is written-down to its fair value at the time the other-than-temporary decline is identified. The determination of an other-than-temporary decline for debt securities includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a bifurcation of the write-down may be necessary. If management has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery, the investment is written-down to its fair value and the entire impairment is recorded as a realized loss due to credit in the accompanying consolidated statements of income. If management does not have the intent to sell or will not be required to sell the debt security but does not expect to recover the amortized cost basis of the debt security, the amount of the other-than-temporary impairment is bifurcated between credit loss and other loss and recorded as a component of realized gains and losses in the consolidated statements of income and to other comprehensive income, respectively. The amount of any write-down is determined by the difference between the cost or amortized cost of the debt security and its fair value at the time the other-than-temporary decline is identified (see Note 8).

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

Earned premiums include an estimate for earned but unbilled premiums. The Company estimates the amount of earned but unbilled premiums by analyzing the historical final premium billed compared to the original estimated amounts billed and applying this adjustment percentage against premium earned on policies that have not yet had a final billing. Estimated earned but unbilled premiums included in premiums receivable were $0.5 million and $1.0 million at December 31, 2009 and 2008, respectively.

The Company establishes an allowance for bad debts (bad debt allowance) on its premiums receivable through a charge included in underwriting and other operating expense in the accompanying consolidated statements of income. This bad debt allowance is determined based on estimates and assumptions to project future experience. After all collection efforts have been exhausted, the Company reduces the bad debt allowance for write-offs of premiums receivable that have been deemed uncollectible. The Company periodically reviews the adequacy of the bad debt allowance and makes adjustments as necessary. Future additions to the bad debt allowance may be necessary based on changes in the general economic conditions and the policyholders’ financial conditions. The Company had write-offs, net of recoveries of amounts previously written off, of $1.2 million, $1.0 million, and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of commissions, premium taxes and certain other underwriting costs that vary with, and are primarily related to, the production of new or renewal business, are deferred and amortized as the related premiums are earned.

A premium deficiency is recognized if the sum of expected claims costs, claims adjustment expenses, expected dividends to policyholders, unamortized acquisition costs and policy maintenance costs exceed the related unearned premiums and future investment income from related in-force policies. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency was greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. There was no premium deficiency at December 31, 2009 or 2008.

Deferred policy acquisition costs were $33.7 million and $41.5 million at December 31, 2009 and 2008, respectively. Amortization for the years ended December 31, 2009, 2008 and 2007, was $87.6 million, $66.4 million and $61.2 million, respectively.

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

Reinsurance

In the ordinary course of business and in accordance with general insurance industry practices, the Company purchases excess of loss reinsurance to protect the Company against the impact of large and/or catastrophic losses in its workers’ compensation business. Additionally, the Company is a party to a 100% quota share retroactive reinsurance agreement, (see Note 12). This reinsurance reduces the financial impact of such losses on current operations and the equity of the Company. Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance coverage provided. It does not, however, discharge the Company from its liability to its policyholders in the event the reinsurer is unable or unwilling to meet its obligations under its reinsurance agreement with the Company.

Net premiums earned and losses and LAE incurred are stated in the accompanying consolidated statements of income after deduction of amounts ceded to reinsurers. Balances due from reinsurers on unpaid losses, including an estimate of such recoverables related to reserves for incurred but not reported losses, are reported as assets and are included in reinsurance recoverables even though amounts due on unpaid losses and LAE are not recoverable from the reinsurer until such losses are paid. Recoverables from reinsurers on unpaid losses and LAE amounted to $1.1 billion at December 31, 2009 and 2008.

Losses and LAE on ceded premiums are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the relevant reinsurance agreement.

The 100% quota share retroactive reinsurance agreement was entered into in 1999 by the Fund and assumed by EICN, which the Company refers to as the Loss Portfolio Transfer (LPT) Agreement (see Note 12). The Company is accounting for this transaction as retroactive reinsurance, whereby the initial deferred gain resulting from the retroactive reinsurance was recorded as a liability in the accompanying consolidated balance sheets as deferred reinsurance gain—LPT Agreement and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The amortization of the deferred gain is recorded in losses and LAE incurred in the accompanying consolidated statements of income. Any adjustment to the estimated reserves ceded under the LPT Agreement is recognized in earnings in the period of change with a corresponding change to reinsurance recoverables on unpaid losses and deferred reinsurance gain. A cumulative amortization adjustment is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been available at the inception of the LPT Agreement.

In addition, the Company is entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is an amount based on the favorable difference between actual paid losses and LAE and expected paid losses and LAE as established in the LPT Agreement. The calculation of actual amounts paid versus expected amounts is determined every five years beginning June 30, 2004 for the first twenty-five years of the agreement. The Company is paid 30% of the favorable difference between the actual and expected losses and LAE paid at each calculation point. Conversely, the Company could be required to return any previously paid contingent profit commission, plus interest, in the event of unfavorable differences.

The Company accrues the estimated ultimate contingent profit commission to be received through June 30, 2024. Increases or decreases in the estimated contingent profit commission are reflected in commission expenses in the period that the estimate is revised.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation (see Note 9). Expenditures for maintenance and repairs are charged against operations as incurred.

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

Obligations Held Under Capital Leases

Leased property and equipment meeting capital lease criteria are capitalized at the lower of the present value of the related lease payments or the fair value of the leased asset at the inception of the lease. Amortization is calculated using the straight-line method based on the term of the lease. During the year ended December 31, 2009, the Company capitalized $1.3 million in equipment held under a capital lease. There is $1.8 million in equipment held under capital lease included in the computer software category of Property and Equipment and $0.4 million in accumulated amortization related to assets held under capital leases included in accumulated depreciation (Note 9). During the years ended December 31, 2009, 2008 and 2007, the Company incurred amortization expense related to obligations held under capital leases of $0.4 million, less than $0.1 million and $0.0 million, respectively, which are included as a component of underwriting and other expenses in the consolidated statements of income. See Note 15 for the future minimum lease payments related to capital leases.

Policyholder Dividends

Certain policyholders have entered into agreements that provide the opportunity for dividends. Dividends are accrued on such policies based on specific dividend contract provisions, and the policies’ earned premiums and loss ratios. Additionally, dividend agreements also allow management to reduce the amount to be paid at management’s discretion, based on the overall profitability of the Company. Should management choose to reduce the ultimate dividends to be paid, once the amount of the total dividend that will be paid for a policy year is determined, the dividend accrued would be reduced down to the level determined by management. The reduced dividend amount would be allocated ratably to the participating policies, based on the dividend amount calculated prior to the reduction. Approximately 9.6% and 2.6% of direct written premiums were subject to dividend participation during the years ended December 31, 2009 and 2008, respectively. Less than 1% of the Company’s direct written premiums were subject to dividend participation in 2007. The dividends are ultimately paid at the sole discretion of the Board of Directors and must be approved by the Board prior to payment. Board-mandated dividends accrued for 2009, 2008 and 2007 policies reflect the full potential amount allowed under the respective policies.

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

Cash equivalents include investments in commercial paper of companies with high credit ratings, investments in money market securities and securities backed by the U.S. government. Investments are diversified throughout many industries and geographic regions. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash, cash equivalents and investments.

At December 31, 2009 and 2008, the outstanding premiums receivable balance was generally diversified due to the large number of entities composing the Company’s policyholder base and their dispersion across many different industries. To reduce credit risk, the Company performs ongoing evaluations of its policyholders’ financial condition, but does not generally require collateral. The Company also has recoverables from its reinsurers. Reinsurance contracts do not relieve the Company of its obligations to claimants or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company obtains collateral to mitigate the risks related to reinsurance insolvencies. At December 31, 2009, $7.6 million was collateralized by cash or letter of credit and an additional $883.6 million was in trust accounts for reinsurance related to the LPT Agreement.

The Company enters into securities lending agreements with financial institutions to improve investment income. Selected securities are loaned and are secured by collateral equal to at least 102% of the fair market value of the securities. Collateral is in the form of cash or securities issued or guaranteed by the U.S. government, and the securities lending agent has provided counterparty indemnification in the event of borrower insolvency. The maximum amount loaned under our securities lending program during the years ended 2009 and 2008 was $36.7 and $112.1 million, respectively. As of December 31, 2009 and 2008, there were no outstanding securities lending transactions.

Fair Value of Financial Instruments

Estimated fair value amounts, defined as the quoted market price of a financial instrument, have been determined using available market information and other appropriate valuation methodologies. However, judgment is required in developing the estimates of fair value where quoted market prices are not available. Accordingly, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimating methodologies may have an effect on the estimated fair value amounts.

The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial investments in the accompanying consolidated financial statements and in these notes for the years ended 2009 and 2008:

Cash and cash equivalents, premiums receivable, and accrued expenses and other liabilities. The carrying amounts for these financial instruments as reported in the accompanying consolidated balance sheets approximate their fair values.

Investments. The estimated fair values for available-for-sale securities generally represent quoted market prices for securities traded in the public marketplace or estimated values for securities not traded in the public marketplace. Additional data with respect to fair values of the Company’s investment securities is disclosed in Note 8. The fair values reported in the accompanying consolidated balance sheets, equal the carrying amounts for these investments.

Derivatives. The fair value of the Company’s interest rate swap is derived by using an industry standard swap valuation model, with market based inputs for swaps having similar characteristics (see Note 14). The fair value, reported as a component of other liabilities in the accompanying consolidated balance sheets, equals the carrying amount.

Notes Payable. The Company’s notes payable are composed of floating rate long-term debt. Accordingly, the carrying amount reported in the accompanying consolidated balance sheets is estimated to approximate fair value.

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets
Investments (Note 8)	$2,029,560	$2,029,560
Cash and cash equivalents	191,572	191,572
Financial liabilities
Notes payable (Note 13)	132,000	132,000
Derivative (Note 14)	2,180	2,180

As of December 31, 2009, the carrying value of cash and cash equivalents and investments equaled the estimated fair value on the accompanying consolidated balance sheet. Other financial instruments qualify as insurance-related products and are specifically exempted from fair value disclosure requirements.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, and is not subject to amortization. GAAP requires that goodwill be tested for impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. The Company has determined that there was no impairment as of December 31, 2009.

The Company acquired intangible assets in the acquisition of AmCOMP (see Note 4) comprised of state licenses, insurance relationships and other intangible assets. The intangible assets related to state licenses are not subject to amortization, and the remaining intangibles are being amortized over periods ranging from six months to ten years.

The following table presents the gross carrying value, accumulated amortization and net carrying value for the Company’s intangible assets, by major class, as of December 31 (in thousands):

	2009			2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
State licenses	$7,700	$—	$7,700	$7,700	$—	$7,700
Insurance relationships	9,400	(1,848)	7,552	9,400	(256)	9,144
Other	1,700	(1,510)	190	1,700	(326)	1,374

Total	$18,800	$(3,358)	$15,442	$18,800	$(582)	$18,218

During the years ended December 31, 2009 and 2008, the Company recognized $2.8 million and $0.6 million in amortization expenses, respectively, these amortization expenses are included in the accompanying consolidated statements of income in underwriting and other operating expense. Amortization expense for the next five years related to amortizable intangible assets is expected to be as follows:

Year	Amount
(in thousands)
2010	$2,163
2011	1,550
2012	1,170
2013	873
2014	651
Thereafter	1,335

$7,742

Stock-Based Compensation

During 2009, 2008 and 2007 the Company issued stock-based payments, which were recognized in the consolidated statements of income based on their fair values over the employees’ service period (see Note 17).

Reclassifications

Certain prior year information has been reclassified to conform to the current period presentation (See Note 6).

New Accounting Standards

In June 2009, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting

Principles a replacement of FASB Statement No. 162 (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 was effective for financial statements issued for periods ending after September 15, 2009. The Company adopted SFAS No. 168 on July 1, 2009 and it had no material impact on the Company’s consolidated financial condition and results of operations.

In April 2009, the FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). FSP FAS 115-2 changes the accounting for other-than-temporary impairments (OTTI) on debt securities by: (a) replacing the current requirement that a holder has the positive intent to hold an impaired debt security to recovery with a requirement that a holder considers whether it has the intent to sell an impaired debt security and whether it is more likely than not that it will be required to sell the debt security before recovery; (b) requiring the OTTI to be separated into: (i) the amount representing the decrease in cash flows expected to be collected (credit loss), which is recognized in earnings and (ii) the amount representing all other factors, which is recognized in other comprehensive income; and (c) amending existing disclosure requirements, extending those requirements to interim periods and requiring new disclosures intended to provide further disaggregated information as well as information about how the amount of OTTI that was recognized in earnings was determined. Upon adoption, FSP FAS 115-2 requires entities to report a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the non-credit loss component, previously recognized in earnings, from retained earnings to other comprehensive income. FSP FAS 115-2 was effective for interim and annual periods ending after June 15, 2009 and had no impact on the Company’s consolidated financial position or results of operations. The Company has included the required disclosures in Note 8. The guidance for FSP FAS 115-2 may now be found in the new codification as a component of FASB ASC Topic 320.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance on: (a) estimating fair value when the volume of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability; and (b) identifying circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 requires additional interim disclosures of the inputs and valuation techniques used to measure fair value. Additionally FSP FAS 157-4 modifies the current fair value disclosure categories for debt and equity securities. FSP FAS 157-4 was effective for interim and annual periods ending after June 15, 2009 and did not have a material impact on the Company’s consolidated financial statements. The guidance for FSP FAS 157-4 may now be found in the new codification as a component of FASB ASC Topic 820.

In April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures About Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 107-1 extends the annual disclosure requirements of SFAS 107, Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. FSP FAS 107-1 was effective for interim and annual periods ending after June 15, 2009. The Company has included the required disclosures in these Notes to consolidated financial statements. The guidance for FSP FAS 107-1 may now be found in the new codification as a component of FASB ASC Topic 825.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for periods ending after June 15, 2009. SFAS No. 165 had no impact on the Company’s consolidated financial condition or results of operations. The guidance for SFAS No. 165 may now be found in the new codification as a component of FASB ASC Topic 855. The Company evaluated subsequent events through February 25, 2010.

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

4. Acquisition of AmCOMP

On October 31, 2008, EHI acquired 100% of the outstanding common stock of AmCOMP for $188.4 million. The Company believes the Acquisition has significantly advanced its strategic goals and vision of being the leader in the property and casualty insurance industry specializing in workers’ compensation.

Unaudited pro forma financial information

Net income for the year ended December 31, 2009, presented in the accompanying consolidated statements of income, includes the results of AmCOMP. The unaudited financial information in the table below summarizes the combined results of operations of EHI and AmCOMP, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results that would have been achieved if the Acquisition had taken place at the beginning of the periods presented, nor is the pro forma information intended to be indicative of the Company’s future results of operations.

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
	(in thousands, except per share data)
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

The restructuring plan included a staff reduction of 14% of the Company’s total workforce, and consolidation of corporate activities into the Company’s Reno, Nevada headquarters. During the year ended December 31, 2009, the Company incurred integration and restructuring charges of $5.7 million, including $2.8 million in personnel-related termination costs. These charges are included in underwriting and other operating expenses in the consolidated statements of income. As of December 31, 2009, the Company had $0.6 million accrued for the remaining restructuring costs that is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

6. Change in Financial Presentation

Insurance companies that write workers’ compensation policies may recognize written premiums using different methodologies. Premiums can be recorded as written at the time the policy installments are billed (Billed Method) or at the inception of the policy recognizing 100% of the annual premium (Annual Method). EPIC, EAC and EICN record premiums using the Annual Method and ECIC has historically recorded premiums using the Billed Method. During the three months ended September 30, 2009, the Company elected to conform its method of recording written premiums for ECIC to the Annual Method in order to be consistent in methodologies across the Company. Prior period amounts have been conformed for comparative purposes in these consolidated financial statements. Conforming the method of recording ECIC’s written premium from the Billed Method to Annual Method had no impact on the accompanying Consolidated Income Statements or Statements of Stockholders’ Equity.

The result of conforming the method impacts premium receivable and related unearned premium assets and liabilities, which are recorded as of the date the policy becomes effective. The following items in the Consolidated Balance Sheets were affected by the change:

December 31, 2009	As Computed under Annual Method	As Computed under Billed Method	Effect
	(in thousands)
Premiums receivable	$119,976	$68,228	$51,748
Deferred policy acquisition costs	33,695	25,338	8,357
Total assets	3,676,653	3,616,548	60,105
Unearned premiums	158,577	107,059	51,518
Total claims and policy liabilities	2,592,193	2,540,675	51,518
Commissions and premium taxes payable	20,763	12,406	8,357
Other liabilities	25,691	25,461	230
Total liabilities	3,178,254	3,118,149	60,105
Total liabilities and stockholders’ equity	3,676,653	3,616,548	60,105

December 31, 2008	As Computed under Annual Method	As Computed under Billed Method	Effect
	(in thousands)
Premiums receivable	$150,502	$91,273	$59,229
Deferred policy acquisition costs	41,521	32,365	9,156
Total assets	3,825,098	3,756,713	68,385
Unearned premiums	196,695	139,310	57,385
Total claims and policy liabilities	2,711,910	2,654,525	57,385
Commissions and premium taxes payable	21,847	12,691	9,156
Other liabilities	33,840	31,996	1,844
Total liabilities	3,380,370	3,311,985	68,385
Total liabilities and stockholders’ equity	3,825,098	3,756,713	68,385

Conforming the method of recording written premiums had no effect on the retained earnings as of December 31, 2009 or December 31, 2008.

The change had no impact on the net change in cash provided by operating activities, but did impact the following items in the Consolidated Statements of Cash Flows.

December 31, 2009	As Computed under Annual Method	As Computed under Billed Method	Effect
	(in thousands)
Change in operating assets and liabilities
Premiums receivable	$28,558	21,077	$7,481
Unearned premiums	(38,118)	(32,251)	(5,867)
Accounts payable, accrued expense and other liabilities	(13,188)	(11,574)	(1,614)

December 31, 2008	As Computed under Annual Method	As Computed under Billed Method	Effect
	(in thousands)
Change in operating assets and liabilities
Premiums receivable	$27,341	23,203	$4,138
Unearned premiums	(24,476)	(20,471)	(4,005)
Accounts payable, accrued expense and other liabilities	(3,660)	(3,527)	(133)

December 31, 2007	As Computed under Annual Method	As Computed under Billed Method	Effect
	(in thousands)
Change in operating assets and liabilities
Premiums receivable	$14,273	15,783	$(1,510)
Unearned premiums	(7,855)	(9,331)	1,476
Accounts payable, accrued expense and other liabilities	(9,394)	(9,428)	34

7. Fair Value of Financial Instruments

The Company’s estimates of fair value for financial assets and financial liabilities, are based on the inputs used in the valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

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

Valuation of Investments—For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices are unavailable, the Company estimates fair value based on objectively verifiable information, if available. The fair value estimates determined by using objectively verifiable information are included in the amount disclosed in Level 2 of the hierarchy. If quoted market prices and an estimate determined by using objectively verifiable information are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction. The following section describes the valuation methods used by the Company for each type of investment it holds that is carried at fair value.

Equity Securities—The Company utilizes market quotations for equity securities that have quoted prices in active markets.

Fixed Maturities, Short-Term Investments—Estimates of fair value measurements for these securities are estimated using relevant inputs, including available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additionally, an Option Adjusted Spread model is used to develop prepayment and interest rate scenarios. Industry standard models are used to analyze and value securities with embedded options or prepayment sensitivities.

Derivatives—The fair value of the Company’s interest rate swap, reported as a component of other liabilities in the accompanying consolidated balance sheets, is derived by using an industry standard swap valuation model, with market-based inputs for swaps having similar characteristics (see Note 14).

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

The following table presents the items on the accompanying consolidated balance sheet that are stated at fair value and the fair value measurements used:

	Level 1	Level 2	Level 3
	(in thousands)
At December 31, 2009
Fixed maturity securities
U.S. Treasuries	$—	$146,464	$—
U.S. Agencies	—	124,969	—
States and municipalities	—	1,028,277	—
Corporate	—	337,610	—
Residential mortgage-backed securities	—	279,963	—
Commercial mortgage-backed securities	—	29,774	—
Asset-backed securities	—	13,235	—

Total fixed maturity securities	—	1,960,292	—
Short-term investments	—	—	—

Total fixed maturity securities and short-term investments	—	1,960,292	—

Equity securities
Consumer goods	22,484	—	—
Energy and utilities	9,782	—	—
Financial	9,400	—	—
Technology and communications	15,601	—	—
Industrial and other	12,001	—	—

Total equity securities	$69,268	$—	$—

Derivatives
Other liabilities	$—	$(2,180)	$—

	Level 1	Level 2	Level 3
	(in thousands)
At December 31, 2008
Fixed maturity securities
U.S. Treasuries	$—	$161,286	$—
U.S. Agencies	—	135,868	—
States and municipalities	—	978,213	—
Corporate	—	250,148	—
Residential mortgage-backed securities	—	329,447	—
Commercial mortgage-backed securities	—	37,589	—
Asset-backed securities	—	11,890	4,950

Total fixed maturity securities	—	1,904,441	4,950
Short-term investments	—	75,024	—

Total fixed maturity securities and short-term investments	—	1,979,465	4,950

Equity securities
Consumer goods	16,929	—	—
Energy and utilities	9,902	—	—
Financial	7,832	—	—
Technology and communications	12,807	—	—
Industrial and other	11,056	—	—

Total equity securities	$58,526	$—	$—

Derivatives
Other liabilities	$—	$(3,868)	$—

A reconciliation of the beginning and ending balances, for the above items, that are measured using Level 3 inputs were as follows:

	Residential Mortgage-backed Securities	Asset-Backed Securities
	(in thousands)
Balance January 1, 2008	$2,340	$5,044
Transfers in (out) of Level 3	—	—
Unrealized gains (losses) in other comprehensive income	(1)	(95)
Purchase, settlements and issuances, net	(2,340)	—
Amortization of discount	1	1

Balance, December 31, 2008	—	4,950
Transfers in (out) of Level 3	80	(5,449)
Unrealized gains (losses) in other comprehensive income	13	499
Purchase, settlements and issuances, net	(93)	—

Balance, December 31, 2009	$—	$—

8. Investments

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of the Company’s investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At December 31, 2009
Fixed maturity securities
U.S. Treasuries	$140,269	$6,366	$(171)	$146,464
U.S. Agencies	117,844	7,125	—	124,969
States and municipalities	979,364	50,600	(1,687)	1,028,277
Corporate	314,692	23,335	(417)	337,610
Residential mortgaged-backed securities	265,056	15,697	(790)	279,963
Commercial mortgaged-backed securities	29,407	391	(24)	29,774
Asset-backed securities	12,442	793	—	13,235

Total fixed maturity securities	1,859,074	104,307	(3,089)	1,960,292
Short-term investments	—	—	—	—

Total fixed maturity securities and short-term investments	1,859,074	104,307	(3,089)	1,960,292

Equity securities
Consumer goods	14,421	8,069	(6)	22,484
Energy and utilities	4,715	5,067	—	9,782
Financial	6,613	2,861	(74)	9,400
Technology and communications	7,930	7,686	(15)	15,601
Industrial and other	6,257	5,758	(14)	12,001

Total equity securities	39,936	29,441	(109)	69,268

Total investments	$1,899,010	$133,748	$(3,198)	$2,029,560

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At December 31, 2008
Fixed maturity securities
U.S. Treasuries	$142,942	$18,344	$—	$161,286
U.S. Agencies	125,302	10,566	—	135,868
States and municipalities	975,387	21,654	(18,828)	978,213
Corporate	248,002	7,716	(5,570)	250,148
Residential mortgage-backed securities	318,512	12,937	(2,002)	329,447
Commercial mortgage-backed securities	42,384	2	(4,797)	37,589
Asset-backed securities	17,698	—	(858)	16,840

Total fixed maturity securities	1,870,227	71,219	(32,055)	1,909,391
Short-term investments	74,952	306	(234)	75,024

Total fixed maturity securities and short-term investments	1,945,179	71,525	(32,289)	1,984,415

Equity securities
Consumer goods	12,620	4,642	(333)	16,929
Energy and utilities	4,947	4,967	(12)	9,902
Financial	7,082	993	(243)	7,832
Technology and communications	10,268	2,765	(226)	12,807
Industrial and other	8,097	3,165	(206)	11,056

Total equity securities	43,014	$16,532	$(1,020)	58,526

Total investments	$1,988,193	$88,057	$(33,309)	$2,042,941

The amortized cost and estimated fair value of fixed maturity securities and short-term investments at December 31, 2009, by contractual maturity are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$115,551	$117,780
Due after one year through five years	484,182	516,456
Due after five years through ten years	546,641	581,596
Due after ten years	405,795	421,488
Mortgage and asset backed securities	306,905	322,972

Total	$1,859,074	$1,960,292

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater, in each case as of December 31, 2009 and December 31, 2008:

	December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturity securities
U.S. Treasuries	$10,922	$(171)	$—	$—	$10,922	$(171)
States and municipalities	45,939	(889)	15,715	(798)	61,654	(1,687)
Corporate	21,238	(312)	5,506	(105)	26,744	(417)
Residential mortgaged-backed securities	28	—	4,164	(790)	4,192	(790)
Commercial mortgage-backed securities	1,998	(24)	—	—	1,998	(24)

Total fixed maturity securities	80,125	(1,396)	25,385	(1,693)	105,510	(3,089)

Equity securities
Consumer goods	79	(6)	—	—	79	(6)
Financial	1,271	(74)	—	—	1,271	(74)
Technology and communications	270	(15)	—	—	270	(15)
Industrial and other	214	(14)	—	—	214	(14)

Total equity securities	1,834	(109)	—	—	1,834	(109)

Total investments	$81,959	$(1,505)	$25,385	$(1,693)	$107,344	$(3,198)

	December 31, 2008
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturity securities
States and municipalities	$271,731	$(11,206)	$78,811	$(7,622)	$350,542	$(18,828)
Corporate	79,397	(4,215)	6,835	(1,355)	86,232	(5,570)
Residential mortgaged-backed securities	3,790	(1,711)	2,511	(291)	6,301	(2,002)
Commercial mortgage-backed securities	13,854	(1,875)	23,588	(2,922)	37,442	(4,797)
Asset-backed securities	14,741	(456)	2,098	(402)	16,839	(858)

Total fixed maturity securities	383,513	(19,463)	113,843	(12,592)	497,356	(32,055)
Short-term investments	16,887	(234)	—	—	16,887	(234)

Total fixed maturity securities and short-term investments	400,400	(19,697)	113,843	(12,592)	514,243	(32,289)

Equity securities
Consumer goods	2,647	(333)	—	—	2,647	(333)
Energy and utilities	46	(12)	—	—	46	(12)
Financial	1,970	(243)	—	—	1,970	(243)
Technology and communications	2,118	(226)	—	—	2,118	(226)
Industrial and other	975	(206)	—	—	975	(206)

Total equity securities	7,756	(1,020)	—	—	7,756	(1,020)

Total investments	$408,156	$(20,717)	$113,843	$(12,592)	$521,999	$(33,309)

The Company reviews its investment portfolio for securities that may have incurred an other-than-temporary impairment (OTTI) quarterly. For any investment security deemed to have an OTTI, the investment’s cost or amortized cost is written down to its fair value and the amount written down is recorded in earnings as a realized loss on investments.

Based on reviews during 2009 of the fixed maturity securities included in the tables above, the Company determined that fixed maturity securities, whose fair value was less than amortized cost were not determined to be other than temporarily impaired given the severity and duration of the losses, the credit quality of the issuers, the Company’s intent on not selling the securities, and that it is not more likely than not that the Company will be required to sell the securities until their fair value recovers above cost, or maturity. The Company recognized impairments of $1.9 million in the fair value of one fixed maturity security during the twelve months ended December 31, 2008. This impairment was primarily the result of the credit downgrade of the issuer.

Based on a review of the equity securities, during the years ended December 31, 2009 and 2008, the Company recognized impairments of $1.9 million and $10.8 million in the fair values of 26 and 86 equity securities, respectively, as a result of the severity and duration of the change in fair value of those securities. For its other equity securities, the Company determined that the unrealized losses were not considered to be other-than-temporary due to the financial condition and near term prospects of the issuers.

Net realized and unrealized investment gains (losses) on fixed maturity securities and equity securities were as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Net realized gains (losses)
Fixed maturity securities	$(855)	$(560)	$(120)
Equity securities	1,820	(10,964)	300
Short-term investments	(174)	—	—

Total	$791	$(11,524)	$180

Change in fair value over cost or amortized cost
Fixed maturity securities	$62,054	$14,420	$18,670
Equity securities	13,820	(31,314)	8,015
Short-term investments	(72)	72	—

Total	$75,802	$(16,822)	$26,685

Net investment income was as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Fixed maturity securities	$89,522	$72,602	$72,408
Equity securities	1,402	1,855	1,920
Short-term investments and cash equivalents	1,910	6,017	6,453

	92,834	80,474	80,781
Investment expenses	(2,350)	(2,412)	(2,158)

Net investment income	$90,484	$78,062	$78,623

The Company is required by various state laws and regulations to keep securities or letters of credit on deposit with the states in a depository account. These laws and regulations govern the amount, and type of fixed maturity security that is eligible for deposit. At December 31, 2009 and 2008, securities having a fair market value of $554.2 million and $582.1 million, respectively, were on deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair market value of securities held in trusts at December 31, 2009 and 2008, was $6.1 million and $6.7 million, respectively.

9. Property and Equipment

Property and equipment consists of the following:

	As of December 31,
	2009	2008
Land	$95	$95
Furniture and equipment	4,006	3,840
Leasehold improvements	4,486	4,149
Computers and software	31,955	27,149
Automobiles	139	156

	40,681	35,389
Accumulated amortization and depreciation	(27,622)	(21,291)

Property and equipment, net	$13,059	$14,098

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2009, 2008 and 2007, was $6.9 million, $6.5 million, and $6.4 million, respectively. During 2009 and 2008, the Company retired $0.7 million and $4.6 million of equipment, respectively. Internally developed software costs of $0.7 million and $1.1 million were capitalized during the years ended December 31, 2009 and December 31, 2008, respectively.

10. Income Taxes

The Company files a consolidated federal income tax return. The insurance subsidiaries pay premium taxes on gross premiums written in lieu of some states’ income or franchise taxes.

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Current tax (benefit) expense:
Federal	$(2,061)	$5,591	$25,824
State	347	172	—

Total current tax (benefit) expense	(1,714)	5,763	25,824
Deferred tax expense (benefit):
Federal	10,991	4,561	4,779
State	—	(58)	—

Total deferred tax expense	10,991	4,503	4,779

Income tax expense	$9,277	$10,266	$30,603

The difference between the statutory federal tax rate of 35% and the Company’s effective tax rate on net income before income taxes as reflected in the consolidated statements of income was as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Expense computed at statutory rate	$32,304	$39,218	$52,810
LPT contingent profit commission	(5,259)	—	(863)
Dividends received deduction and tax-exempt interest	(12,176)	(11,197)	(10,765)
LPT deferred gain amortization	(6,302)	(6,447)	(6,312)
Pre-privatization reserve adjustments	(576)	(2,394)	—
Impact of previously unrecognized tax benefits	—	(10,155)	(4,793)
Other	1,286	1,241	526

Income tax expense	$9,277	$10,266	$30,603

Prior to the Privatization, the Fund was a part of the State of Nevada and therefore was not subject to federal income tax; accordingly, it did not take an income tax deduction with respect to the establishment of its unpaid loss and LAE reserves. Due to favorable loss experience after the Privatization, it was determined that certain of the pre-Privatization unpaid loss and LAE reserves assumed by EICN as part of the Privatization were no longer necessary and the unpaid loss and LAE reserves were reduced accordingly. Such downward adjustments of pre-Privatization unpaid loss reserves increases GAAP net income but does not increase taxable income. For the years ended December 31, 2009 and 2008, there were downward adjustments of pre-Privatization unpaid loss reserves of $1.6 million and $6.8 million, respectively that increased GAAP net income, but did not increase taxable income for the periods.

For the years ended December 31, 2009 and 2007, the Company increased the estimated ultimate contingent profit commission related to the LPT Agreement by $15.0 million and $2.5 million, respectively. Such increases to the estimated ultimate contingent profit commission increases GAAP net income but does not increase taxable income. There was no change to the estimate during the year ended December 31, 2008.

As of December 31, 2009, the Company had no unrecognized tax benefits. The following is a reconciliation of the beginning and ending amounts for unrecognized tax benefits and related interest for the years ended:

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

Tax years 2006 through 2008 are subject to examination by the federal taxing authority. There are no income tax examinations currently in progress.

The significant components of deferred income taxes, net, were as follows as of December 31:

	2009 Deferred Tax		2008 Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Unrealized capital gains, net	$—	$40,210	$—	$13,734
Deferred policy acquisition costs	—	13,793	—	15,602
Intangible assets	—	6,106	—	6,467
Loss reserve discounting for tax reporting	75,912	—	86,265	—
Unearned premiums	12,257	—	15,215	—
Allowance for bad debt	3,967	—	3,279	—
Accrued liabilities	15,610	—	13,736	—
Other	4,577	8,712	1,891	3,615

Total	$112,323	$68,821	$120,386	$39,418

Deferred income taxes, net	$43,502		$80,968

At December 31, 2009, the Company had no net operating loss carry forward.

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the deferred income tax asset is dependent on the Company generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. Although realization is not assured, management believes that it is more likely than not that the net deferred income tax asset will be realized.

11. Unpaid Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the liability for unpaid losses and LAE:

	December 31,
	2009	2008	2007
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,506,478	$2,269,710	$2,307,755
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,076,350	1,052,641	1,098,103

Net unpaid losses and LAE at beginning of period	1,430,128	1,217,069	1,209,652
Losses and LAE, net of reinsurance, acquired in business combination	—	247,006	—
Losses and LAE, net of reinsurance, incurred in:
Current year	283,827	226,643	221,347
Prior years	(51,359)	(71,707)	(60,011)

Total net losses and LAE incurred during the period	232,468	154,936	161,336
Deduct payments for losses and LAE, net of reinsurance, related to:
Current year	74,944	53,397	44,790
Prior years	214,499	135,486	109,129

Total net payments for losses and LAE during the period	289,443	188,883	153,919

Ending unpaid losses and LAE, net of reinsurance	1,373,153	1,430,128	1,217,069
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,052,505	1,076,350	1,052,641

Unpaid losses and LAE, gross of reinsurance, at end of period	$2,425,658	$2,506,478	$2,269,710

The above table excludes the impact of the amortization of the deferred reinsurance gain—LPT Agreement and the reduction of the ceded reserves on the LPT Agreement (Note 12), which are reflected in losses and LAE incurred in the consolidated statements of income.

Estimates of incurred losses and LAE attributable to insured events of prior years decreased due to continued favorable development in such prior accident years (actual losses and LAE paid and current projections of unpaid losses and LAE were less than the Company originally anticipated). The reduction in the liability for unpaid losses and LAE was $51.4 million, $71.7 million and $60.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The major sources of this favorable development include (a) actual paid losses have been less than expected and (b) the impact of new information on selected patterns of claims emergence and claims payment used in the projection of future loss payments.

In California, in particular, where the Company’s operations began on July 1, 2002, management’s initial expectations of both the ultimate level of its losses and patterns of loss emergence and loss payment necessarily were based on benchmarks derived from analyses of historical insurance industry data in California, as no historical data from the Company’s insurance subsidiaries existed, and although some historical data was available for the prior years of some of the market segments the Company entered in California, that data was limited as to the number of loss reserve evaluation points available. The industry- based benchmarks were adjusted judgmentally for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers’ compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of California claims by the Company’s insurance subsidiaries has been more favorable than those initial expectations, due at least in part to what the Company believes are the impact of enactment of the major changes in the California workers’ compensation environment. Other insurance companies writing California workers’ compensation insurance also have experienced emergence and payment of claims more favorable than anticipated following the enactment of legislative changes. At each evaluation date, the projected claim activity underlying the prior loss reserves has been replaced by the actual claim activity, and the expectation of future emergence and payment of California claims underlying the actuarial projections was reevaluated during 2009, 2008 and 2007 based both on the Company’s insurance subsidiaries’ emerging experience and on updating the benchmarks that are derived from observing and analyzing the insurance industry data for California workers’ compensation. Given the dramatically changing environmental conditions in California, the Company has used prudent judgment in balancing long-term data and recent information. As patterns and trends recur consistently over a period of time, greater implicit weight is given to more current patterns and trends in the selection of reserve levels.

In Nevada, the Company have compiled a lengthy history of workers’ compensation claims payment patterns based on the business of the Fund and EICN, but the emergence and payment of claims in recent years has been more favorable than in the long-term history in Nevada with the Fund. The expected patterns of claim payment and emergence used in the projection of the Company’s ultimate claims payments are based on both the long-term and the short-term historical data. In recent evaluations, claim patterns have continued to emerge in a manner consistent with short-term historical data. Consequently, the Company’s selection of claim projection patterns has relied more heavily on patterns observed in recent years. Also, at each evaluation date, the projected payments underlying the prior loss reserves were replaced by the actual claim payment activity that occurred during the calendar year. The estimate of the future cost of handling claims, or LAE, depends primarily on examining the relationship between the aggregate amount that has been spent on LAE historically, as compared with the dollar volume of claims activity for the corresponding historical periods. The Company has experienced favorable development on its LAE reserves in 2009, 2008, and 2007, primarily due to reductions in the projected cost of losses in California that have reduced the projected cost of future LAE in the aggregate notwithstanding that we have increased the amount that we are spending and expect to spend on claims administration per dollar of losses in the workers’ compensation environment in California.

The estimate of the future cost of handling claims, or LAE, depends primarily on examining the relationship between the aggregate amount that has been spent on LAE historically, as compared with the dollar volume of claims activity for the corresponding historical periods. For the Company’s business in Nevada, as a result of operational improvements and reductions in staff count to align with the current and anticipated volume of business in the state, expenditures on LAE in recent years have been lower than historical levels. As these operational improvements and staffing levels have been reflected in the actual emerging LAE expenditures and in the projection of future LAE, the estimates of future LAE have been reduced in recent years. For the Company’s operations in California, initial expectations of LAE when operations commenced in California were based on the assumptions used by the Company in pricing the California business, and on some limited historical data for the market segments the Company was entering. As the Company’s operations in California have matured, and as data relating to the Company’s and industry claim handling expenses reflective of the new workers’ compensation benefit environment in California have become available, the expectations of LAE underlying the projection of future LAE have been adjusted to reflect that actual costs of administering claims relative to the cost of losses themselves have been greater than initial expectations. Although the Company’s revised LAE expectations resulted in an increase in the projected future cost of administering California claims relative to losses at December 31, 2009, 2008 and 2007, given the significant decrease in the estimated projected costs of losses in California, the overall impact has been a decrease in LAE reserves.

The Company continues to develop its own loss experience and will rely more on its experience and less on historical industry data in projecting its reserve requirements as such data becomes available. As the actual experience of the Company emerges, it will continue to evaluate prior estimates, which may result in additional adjustments in reserves.

Loss reserves shown in the consolidated balance sheets are net of $19.2 million and $12.9 million for anticipated subrogation recoveries as of December 31, 2009 and 2008, respectively.

12. Reinsurance

The Company is involved in the cession and assumption of reinsurance with non-affiliated companies. Risks are reinsured with other companies on both a quota share and excess of loss basis.

Reinsurance transactions reflected in the accompanying consolidated statements of income were as follows:

	Years Ended December 31,
	2009		2008		2007
	Written(1)	Earned	Written(1)	Earned	Written(1)	Earned
	(in thousands)
Direct premiums	$376,651	$411,897	$315,818	$335,547	$347,425	$353,689
Assumed premiums	3,298	4,009	2,574	3,475	4,422	5,322

Gross premiums	379,949	415,906	318,392	339,022	351,847	359,011
Ceded premiums	(11,659)	(11,659)	(10,075)	(10,075)	(12,127)	(12,127)

Net premiums	$368,290	$404,247	$308,317	$328,947	$339,720	$346,884

Ceded losses and LAE incurred	$38,075		$23,558		$16,326

(1)

On September 1, 2009, the Company changed its method of recording ECIC’s written premiums to an annual method. As a result, the method of calculating 2008 and 2007 written premiums has been conformed for this change to be comparable to 2009 written premiums. The direct, gross and net premiums written for all periods presented are calculated assuming the written premiums are 100%of the estimated annual premium. Historically, written premiums for ECIC were recorded using a billed method, where premiums were recorded at the time policy installments were billed.

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

LPT Agreement

Recoverables from reinsurers on unpaid losses and LAE amounted to $1.1 billion at December 31, 2009 and 2008. At December 31, 2009 and 2008, approximately $0.9 billion of the recoverables related to the LPT Agreement entered into in 1999 by the Fund and assumed by EICN. Under the LPT Agreement, substantially all of the Fund’s losses and LAE on claims incurred prior to July 1, 1995, have been ceded to three unaffiliated reinsurers on a 100% quota share basis. Investments have been placed in trust by the three reinsurers as security for payment of the reinsured claims. Under the LPT Agreement, $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, were reinsured for consideration of $775 million. The LPT Agreement provides coverage up to $2.0 billion. Through December 31, 2009, the Company has paid losses and LAE claims totaling $489.0 million related to the LPT Agreement.

The initial deferred gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The Company amortized $18.0 million, $18.4 million, and $18.0 million of the deferred gain for the years ended December 31, 2009, 2008 and 2007, respectively. There were no adjustments to the direct reserves ceded under the LPT Agreement or related adjustment to the deferred gain for the years ended December 31, 2009, 2008 and 2007. The amortization of the deferred gain and adjustments due to development in the reserves are recorded in losses and LAE incurred in the accompanying consolidated statements of income. The remaining deferred gain was $388.6 million and $406.6 million as of December 31, 2009 and 2008, respectively, which is included in the accompanying consolidated balance sheets as deferred reinsurance gain—LPT Agreement.

The Company is also entitled to receive a contingent profit commission under the LPT Agreement. The Company accrues the estimated ultimate contingent profit commission to be received through June 30, 2024. The estimate was revised to increase the ultimate contingent profit commission by $15.0 million, for the year ended December 31, 2009. The Company recorded no change to the estimate for the year ended December 31, 2008 and recorded an increase of $2.5 million for the year ended December 31, 2007. As of December 31, 2009, and 2008, the Company had a receivable of $0.9 million and a liability of $3.8 million related to the contingent profit commission, respectively.

13. Notes Payable

Notes payable is comprised of the following:

	December 31,
	2009	2008
	(in thousands)
Amended Credit Facility, due March 26, 2011 with variable interest as described below	$100,000	$150,000
Dekania Surplus Note, due April 30, 2034 with variable interest of 425 basis points above 90-day LIBOR	10,000	10,000
ICONS Surplus Note, due May 26, 2034 with variable interest of 425 basis points above 90-day LIBOR	12,000	12,000
Alesco Surplus Note, due December 15, 2034 with variable interest of 405 basis points above 90-day LIBOR	10,000	10,000

Balance, December 31	$132,000	$182,000

Effective September 30, 2008, EHI and Wells Fargo Bank, National Association (Wells Fargo) entered into a Second Amended and Restated Secured Revolving Credit Facility (Amended Credit Facility). The Amended Credit Facility provided the Company with a: (a) $150.0 million line of credit through December 31, 2009; (b) $100.0 million line of credit from January 1, 2010 through December 31, 2010; and (c) $50.0 million line of credit from January 1, 2011 through March 26, 2011. Amounts outstanding bear interest at a rate equal to, at the Company’s option: (a) a fluctuating rate of 1.25% above Wells Fargo’s prime rate or (b) a fixed rate that is 1.25% above the LIBOR rate then in effect. The Company paid a non-refundable commitment fee of $375.0 thousand, which is being amortized over the contractual life of the Amended Credit Facility. In addition, the Company is required to pay a quarterly commitment fee equal to a per annum rate of 0.10% on any portion of the Amended Credit Facility that is unused. The Amended Credit Facility contains customary non-financial covenants and requires EHI to maintain $7.5 million of cash and cash equivalents.

On September 30, 2008, EHI borrowed $150.0 million through the Amended Credit Facility. The proceeds borrowed under the Amended Credit Facility were used to finance the acquisition of AmCOMP (see Note 4) and for general working capital purposes. The LIBOR rate on the Amended Credit Facility at December 31, 2009 was 0.23%. Interest paid during the years ended December 31, 2009 and 2008, including the interest rate swap (see Note 14), totaled $5.8 and $1.2 million, respectively. In accordance with the terms of the contract, a repayment of $50.0 million was made toward the Amended Credit Facility on December 30, 2009. The Amended Credit Facility is secured by fixed maturity securities and cash and cash equivalents, which had a fair value of $132.7 million at December 31, 2009.

EPIC has a $10.0 million surplus note to Dekania CDO II, Ltd., issued as part of a pooled transaction (Dekania Surplus Note). The note matures in 2034 and became callable by the Company in the second quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Both the payment of interest and repayment of the principal under this note and the surplus notes described in the succeeding two paragraphs are subject to the prior approval of the Florida Department of Financial Services. Interest paid during the year ended December 31, 2009, was $0.6 million and during the two months ended December 31, 2008, was $0.2 million. Interest accrued as of December 31, 2009 and 2008 was $0.1 million.

EPIC has a $12.0 million surplus note, to ICONS, Inc., issued as part of a pooled transaction (ICONS Surplus Note). The note matures in 2034 and became callable by the Company in the second quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Interest paid during the year ended December 31, 2009, was $0.7 million and during the two months ended December 31, 2008, was $0.2 million. Interest accrued as of December 31, 2009 and 2008 was $0.1 million.

EPIC has a $10.0 million surplus note, to Alesco Preferred Funding V, LTD, issued as part of a pooled transaction (Alesco Surplus Note). The note matures in 2034 and became callable by the Company in the fourth quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR. Interest paid during the year ended December 31, 2009, was $0.5 million and during the two months ended December 31, 2008, was $0.2 million. Interest accrued as of December 31, 2009 and 2008 was less than $0.1 million.

Principal payment obligations on notes payable outstanding at December 31, 2009, were as follows:

Year	Principal Due
(in thousands)
2010	$50,000
2011	50,000
2012	—
2013	—
2014	—
Thereafter	32,000

$132,000

14. Derivatives

Interest Rate Swap

On September 30, 2008, the Company, in connection with the borrowings made under the Amended Credit Facility (Note 13), executed an interest rate swap with Wells Fargo with a notional amount of $100.0 million. Execution of the interest rate swap established a fixed interest rate of 4.84%, on the notional amount, through September 30, 2010. The Company uses its interest rate swap to mitigate the risks associated with unexpected cash outflows resulting from shifts in variable interest rates. As of December 31, 2009 and 2008, the interest rate swap had a negative fair value of $2.2 million and $3.9 million, respectively, and is included in other liabilities on the accompanying consolidated balance sheets. The corresponding unrealized losses of $2.2 million and $3.9 million are included in accumulated other comprehensive income, net.

15. Commitments and Contingencies

Leases

The Company leases office facilities and certain equipment under operating and capital leases. Most leases have renewal options, typically with increased rental rates during the option period. Certain of these leases contain options to purchase the property at amounts that approximate fair market value; other leases contain options to purchase at a bargain purchase price. At December 31, 2009, the remaining lease terms expire over the next eight years.

The future lease payments for the next five years and thereafter on these non-cancelable operating and capital leases at December 31, 2009, were as follows:

Year	Operating Leases	Capital Leases
	(in thousands)
2010	$7,553	$892
2011	7,190	479
2012	6,837	479
2013	4,389	14
2014	3,792	—
Thereafter	7,107	—

	$36,868	1,864

Included in the future minimum capital lease payments are future interest charges of less than $0.1 million. Facilities rent expense comprises the majority of the total operating leases. Facilities rent expense was $7.4 million, $5.9 million, and $4.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Contingencies Surrounding Insurance Assessments

The Company writes workers’ compensation insurance in California in which unpaid workers’ compensation liabilities from insolvent insurers are the responsibility of the California Insurance Guarantee Association (CIGA). The Company passes through the CIGA assessment to its policyholders via a surcharge based upon the estimated annual premium at the policy’s inception and has received, and expects to continue to receive, these guarantee fund assessments which are paid to CIGA based on premiums written by the Company. As of December 31, 2009 and 2008, the Company recorded an asset of $7.1 million and $7.7 million, respectively, for assessments paid to the CIGA that includes prepaid policy surcharges still to be collected in the future from policyholders.

The Company also writes workers’ compensation insurance in other states with similar obligations as those in California. In these states, the Company is directly responsible for payment of the assessment. Generally, assessments are levied by guaranty associations within the state up to prescribed limits on all insurers doing business in that state on the basis of the proportionate share of premiums written by insurers doing business in that state in the lines of business in which the impaired, insolvent or failed insurer is engaged. The Company accrues a liability for estimated assessments as direct premiums are written and defers these costs and recognizes them as an expense as the related premiums are earned. The Company is continually notified of assessments from various states relating to insolvencies in that particular state; however, the Company estimates the potential future assessment in the absence of an actual assessment. As of December 31, 2009 and 2008, the Company recorded an estimate of $4.5 million and $4.6 million, respectively, for its expected liability for guaranty fund assessments, in states other than California. The guaranty fund assessments are expected to be paid within two years of recognition.

Additionally, as of December 31, 2009 and 2008 guarantee fund receivable assets, excluding CIGA, of $1.1 million and $1.4 million, respectively, are included in other assets, as they can be used as a credit against future premium taxes owed. Maximum contributions required by law in any one state in which the Company offers insurance vary between 0.2% and 2.0% of direct premiums written.

16. Stockholders’ Equity

Stock Repurchase Program

On February 21, 2008, the EHI Board of Directors authorized a stock repurchase program (the 2008 Program). The 2008 Program authorized the Company to repurchase up to $100.0 million of the Company’s common stock through June 30, 2009. On February 25, 2009, the EHI Board of Directors extended the 2008 Program through December 31, 2009. From inception of the 2008 Program through the end of the 2008 Program on December 31, 2009, the Company repurchased 6,743,862 shares at a cost of $88.7 million, or $13.16 per share, including commissions.

For the years ended December 31, 2009 and 2008, 5,957,067 and 786,795 shares of common stock were repurchased under the 2008 Program at an average cost of $12.52 and $17.99 per share, respectively. The 10,655,134 shares of common stock repurchased by the Company since its initial public offering in February 2007 are reported as treasury stock, at cost, in the accompanying consolidated balance sheets. As of December 31, 2009, the average cost of common stock repurchased through the Company’s stock repurchase programs was $15.37 per share.

On November 4, 2009, the Board of Directors authorized a share repurchase program (the 2010 Stock Repurchase Program) for up to $50.0 million of the Company’s common stock. The Company expects that shares may be purchased at prevailing market prices from January 1, 2010 through December 31, 2010 through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements and other market and economic conditions. Repurchases under the 2010 Stock Repurchase Program may be commenced or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.

17. Stock-Based Compensation

On October 3, 2006, the Company’s Board of Directors approved the Employers Holdings, Inc. Equity and Incentive Plan (the Plan), effective as of the close of the Company’s IPO. The Plan is administered by the Compensation Committee of the Board of Directors, which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants and independent contractors. The maximum number of common shares reserved for grants of awards under the Plan is 3,605,838 shares. The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, stock-based performance awards and other stock-based awards.

As of December 31, 2009, nonqualified stock options, restricted stock units, and performance share awards have been granted, but no incentive stock options, stock appreciation rights or restricted stock have been granted under the Plan.

Net stock-based compensation expense recognized in the accompanying consolidated statements of income was as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Stock-based compensation expense related to:
Nonqualified stock options	$1,782	$1,254	$951
Restricted stock units	1,473	902	200
Performance shares	2,111	1,005	569

Total	5,366	3,161	1,720
Less: related tax benefit	1,759	1,096	602

Net stock-based compensation expense	$3,607	$2,065	$1,118

Nonqualified Stock Options

During the year ended December 31, 2007, the Company made “founders’ grants” to employees, excluding senior officers, in the form of 186,000 nonqualified stock options and also awarded 420,916 nonqualified stock options to its officers. The founders’ grants awards vest pro rata on each of the first three anniversaries of the effective date of EHI’s IPO. The options awarded to the officers of the Company vested 25% on February 8, 2008, 25% on February 8, 2009 and the remaining 50% will vest pro rata on the subsequent two anniversaries of such date. All options granted in 2007 have an exercise price equal to the fair market value of the Company’s common stock on the date of grant, or $18.79, and expire seven years from the date of grant.

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

On May 28, 2009, the Company awarded 531,082 options to certain officers of the Company. These options have a service vesting period of four years and vest 25% on May 28, 2010, and 25% on each of the subsequent three anniversaries of such date. The options are subject to accelerated vesting in the following circumstances: death or disability of the holder, or in connection with a change of control of the Company. The options expire seven years from the date of grant. The per share exercise price of these options is equal to the fair value of the stock on the grant date, or $11.84.

The fair value of the stock options granted is estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. During the year ended December 31, 2009, the expected stock price volatility used to value the options granted in 2009 was based on the volatility of the Company’s historical stock price since February 2007. During the years ended December 31, 2008 and 2007, the expected stock price volatility used to value the options granted was based on a weighted average of the Company’s historical stock price volatility since February 2007 and the historical volatility of peer companies’ stock for a period of time equal to the expected term of the options. The expected term of the options granted in 2009, 2008 and 2007 was calculated using the ‘plain-vanilla’ calculation provided in the guidance of the SEC’s Staff Accounting Bulletin No. 107. The dividend yield was calculated using amounts authorized by the Board of Directors. The risk-free interest rate is the yield on the grant date of the options of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the options.

The Company anticipates issuing new shares upon exercise of stock options.

The fair market value of the stock options granted during the years ended December 31, 2009, 2008 and 2007 were calculated using the following weighted average assumptions:

	2009	2008	2007
Expected volatility	51.0%	34.9%	32.5%
Expected life (in years)	4.8	4.8	4.6
Dividend yield	2.0%	1.3%	1.3%
Risk-free interest rate	2.5%	3.4%	4.7%
Weighted average grant date fair values of options granted	$4.59	$6.01	$5.68

Changes in outstanding stock options for the year ended December 31, 2009 were as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(in years)
Options outstanding at January 1, 2009:	1,024,085	$18.72	5.9
Granted	531,082	11.84	6.4
Expired	(4,239)	17.82
Forfeited	(38,222)	18.73

Options outstanding at December 31, 2009	1,512,706	16.30	5.4

Exercisable at December 31, 2009	411,604	18.46	4.5

The fair market value of options that vested in 2009 was $1.5 million and as of December 31, 2009, outstanding options had an intrinsic value of $1.9 million. At December 31, 2009, the Company had yet to recognize $4.2 million in deferred compensation related to nonqualified stock options grants and expects to recognize these costs on a straight-line basis over the next 41 months.

Performance Share Awards

On August 8, 2007, officers of the Company were awarded, in aggregate, 140,311 performance share awards (PSAs) for a performance period that ended December 31, 2009. These PSAs are subject to certain performance targets with payouts that range from 0% up to 150% of the target award. The fair market value of the PSAs on the date of grant was $2.6 million. On December 31, 2009, it is estimated that 196,071 PSAs will vest after the formal certification of the actual results by the Board of Directors, in March 2010.

Restricted Stock Units

On May 29, 2008, 23,760 restricted stock units (RSUs) awarded to the non-employee members of the Board of Directors during 2007, vested in connection with the annual stockholders meeting. The vested RSUs will be settled in common stock six months following the awardees’ termination of service from the Board of Directors. Prior to settlement, dividend equivalents are paid with respect to these vested RSUs and are credited as additional vested RSUs.

On May 29, 2009, 24,984 RSUs, awarded to the non-employee members of the Board of Directors during 2008, vested in connection with the annual stockholders meeting. 9,369 of the vested RSUs, at the awardees’ election, were settled in common stock and the remaining 15,615 RSUs were deferred until six months following the awardees’ termination of service from the Board of Directors. In the event of a deferral election, dividend equivalents are paid with respect to vested RSUs and are credited as additional vested RSUs. During the years ended December 31, 2009 and 2008, in connection with the Company’s dividends to its stockholders, an aggregate of 632 and 240 RSUs were credited to vested RSU holders, respectively.

On May 28, 2009, the Company awarded the non-employee members of the Board of Directors, in the aggregate, 40,536 RSUs. These RSUs vest on May 28, 2010, except for accelerated vesting in the case of death or disability of the Director or in connection with a change of control. Vested RSUs will be settled in common stock within 30 days after the vesting date or can be deferred until nine months following the awardees’ termination of service from the Board of Directors, at the awardees’ election. In the event of a deferral election, dividend equivalents are paid with respect to vested RSUs and are credited as additional vested RSUs. The aggregate fair value of the RSUs on the date of grant was $0.5 million.

On May 29, 2008, the Company awarded 152,564 RSUs to certain officers of the Company. The RSUs have a service vesting period of four years and vested 25% on May 29, 2009, and the subsequent three anniversaries of such date. On May 29, 2009, 35,874 RSUs, vested with an intrinsic value of $0.4 million. Of the 35,874 RSUs vested, 10,151 shares of common stock were withheld to satisfy minimum employee tax withholding. The RSUs are subject to accelerated vesting in certain limited circumstances, such as: death or disability of the holder, or in connection with a change of control of the Company. The aggregate fair value of the RSUs on the date of grant was $2.9 million.

Additionally, on May 28, 2009, the Company awarded 176,871 RSUs to certain officers of the Company. The RSUs have a service vesting period of four years and vest 25% on May 28, 2010 and 25% on each of the subsequent three anniversaries of such date. The RSUs are subject to accelerated vesting in certain limited circumstances, such as: death or disability of the holder, or in connection with a change of control of the company. The fair value of the RSUs on the date of grant was $2.1 million.

Changes in outstanding RSUs for the year ended December 31, 2009 were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at January 1, 2009	199,881	$18.92
Granted	218,039	11.84
Forfeited	(7,334)	19.21
Vested	(45,243)	19.21

RSUs outstanding at December 31, 2009	365,343	14.66

Vested but unsettled RSUs at December 31, 2009	40,247	17.68

As of December 31, 2009 outstanding RSUs have an intrinsic value of $5.6 million.

18. Statutory Matters

Statutory Financial Data

The combined capital stock, surplus and net income of the Company’s insurance subsidiaries (EICN, ECIC, EPIC and EAC), prepared in accordance with the statutory accounting practices of the National Association of Insurance

Commissioners (NAIC) as well as statutory accounting principles permitted by the State of California, Florida and Nevada (SAP), were as follows:

	December 31,
	2009	2008
	(in thousands)
Capital stock and unassigned surplus	$351,419	$278,393
Paid in capital	64,900	64,900
Special surplus funds	213,027	192,463
Surplus notes	32,000	42,000

Total statutory surplus	$661,346	$577,756

Net income for the Company’s insurance subsidiaries prepared in accordance with SAP for the years ended December 31, 2009, 2008 and 2007 was $89.5 million, $101.7 million and $172.2 million, respectively. Under SAP, the statutory operating results of EPIC and EAC are combined with EICN and ECIC’s operating results for the entire year of 2008, the year of the Acquisition.

The treatment of the LPT Agreement and the surplus notes (see Note 13) are the primary differences in the SAP-basis capital stock and total surplus of the insurance subsidiaries of $661.3 million and $577.8 million, and the GAAP-basis equity of the Company of $498.4 million and $444.7 million as of December 31, 2009 and 2008, respectively. Under SAP accounting, the retroactive reinsurance gain resulting from the LPT Agreement is recorded as a special component of surplus (special surplus funds) in the initial year of the contract, and not reported as unassigned surplus until the Company has recovered amounts in excess of the original consideration paid. The special surplus funds are also reduced by the amount of extraordinary dividends as approved by the Nevada Division of Insurance. Under GAAP accounting the gain is deferred and amortized over the period the underlying reinsured claims are paid (see Note 12). Under SAP, the surplus notes are recorded as a separate component of surplus. Under GAAP, the surplus notes are considered debt.

Insurance Company Dividends

The ability of EHI to pay dividends on the Company’s common stock and to pay other expenses will be dependent to a significant extent upon the ability of the Nevada domiciled insurance company, EICN, and the Florida domiciled insurance company, EPIC, to pay dividends to their immediate holding company, EGI and, in turn, the ability of EGI to pay dividends to EHI. ECIC and EAC have the ability to declare and pay dividends to EICN and EPIC, respectively, subject to certain restrictions.

The amount of dividends each of the Company’s subsidiaries may pay to their immediate parent is limited by the laws of their respective state of domicile.

Nevada law limits the payment of cash dividends by EICN to its parent by providing that payments cannot be made except from available and accumulated surplus, otherwise unrestricted (unassigned), and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend prohibited by these restrictions may only be declared and distributed as an extraordinary dividend upon the prior approval of the Nevada Commissioner of Insurance (Nevada Commissioner). EICN may not pay such an extraordinary dividend or make an extraordinary distribution until the Nevada Commissioner either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of: (a) 10% of EICN’s statutory surplus as regards policyholders at the next preceding December 31; or (b) EICN’s statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31.

As of December 31, 2009, EICN had positive unassigned surplus of $301.1 million. During 2009, EICN did not pay any dividends to its parent. As a result of approval by the Nevada Commissioner in 2008, extraordinary dividends totaling $355.0 million were paid to EGI, and in turn to EHI, prior to December 31, 2008 from EICN’s special surplus. During 2007, EICN received approval to pay extraordinary dividends of $38.0 million. The dividend was paid on or before December 31, 2007. The maximum dividends that may be paid in 2010 by EICN without prior approval is $99.6 million.

Under Florida law, without regulatory approval, EPIC may not pay dividends or other distributions of cash or property to its stockholders within a 12-month period with a total fair market value exceeding the larger of 10% of surplus as of the preceding December 31st or 100% of its prior year’s net income, not including realized capital gains, or net investment income plus a three-year carry forward. During 2009 EPIC declared and paid a dividend of $17.7 million to EGI, and in turn to EHI. The maximum dividends that may be paid in 2010 by EPIC without prior approval, is $14.9 million.

Regulatory Requirements and Restrictions

ECIC is subject to regulation by the California Department of Insurance (California DOI). The ability of ECIC to pay dividends was further limited by restrictions imposed by the California DOI in its approval of the Company’s October 1, 2008, reinsurance pooling agreement. Under that approval: (a) ECIC must initiate discussions of its business plan with the California DOI if its premium to policyholder surplus ratio exceeds 1.5 to 1; (b) ECIC will not exceed a ratio of premium to policyholder surplus of 2 to 1 without approval of the California DOI; (c) if at any time ECIC’s policyholder surplus decreases to 80% or less than the September 30, 2008 balance, ECIC shall cease issuing new policies in California but may continue to renew existing policies until it has (i) received a capital infusion to bring its surplus position to the same level as that as of September 30, 2008 and (ii) submitted a new business plan to the California DOI; (d) ECIC will maintain a RBC level of at least 350%; (e) should ECIC fail to comply with any commitments listed herein, ECIC will consent to any request by the California DOI to cease issuing new policies in California, but may continue to renew existing policies until such time that as ECIC is able to achieve full compliance with each commitment; and (f) the obligations listed shall only terminate with the written consent of the California DOI.

EPIC and EAC are subject to regulation by the Florida Department of Financial Services (FDFS). Florida statute Section 624.408 requires EPIC and EAC to maintain minimum capital and surplus of the greater of $4.0 million or 10% of total liabilities. Florida statute Section 624.4095 requires EPIC and EAC to maintain a ratio of written premiums times 1.25 to surplus of no greater than 10-to-1 for gross written premiums and 4-to-1 for net written premiums. During the years ended December 31, 2009, 2008 and 2007, EPIC and EAC were in compliance with these statutes.

Additionally, EICN, ECIC, EPIC and EAC are required to comply with NAIC risk-based capital (RBC) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. As of December 31, 2009, 2008 and 2007, EICN, ECIC, EPIC and EAC’s total adjusted capital is above all regulatory action levels.

ECIC, EPIC and EAC are subject to Florida statute and applicable regulations related to Florida excessive profits for workers’ compensation insurance companies. Florida excessive profits are calculated based upon a complex statutory formula which is applied over a rolling three year period. Companies are required to file annual excessive profits forms, and they are required to return so-called “Florida excessive profits” to policyholders in the form of a cash refund or credit toward the future purchase of insurance. As of December 31, 2009 and 2008, the Company had no amounts accrued for estimated additional Florida excessive profits based on its statutory underwriting results for the years ended 2005-2008.

19. Accumulated Other Comprehensive Income, Net

Accumulated other comprehensive income, net, is comprised of unrealized appreciation on investments classified as available-for-sale and unrealized depreciation on derivative, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Net unrealized gain on investments, before taxes	$130,550	$54,748	$71,570
Net unrealized loss on derivative, before taxes	(2,180)	(3,868)	—
Deferred tax expense	(44,558)	(18,076)	(25,050)

Total accumulated other comprehensive income, net	$83,812	$32,804	$46,520

The following table summarizes the changes in the components of total comprehensive income:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Unrealized gains (losses) during the period, before taxes	$78,281	$(32,214)	$26,865
Less: income tax expense (benefit)	26,759	(11,007)	9,403

Unrealized gains (losses) during the period, net of taxes	51,522	(21,207)	17,462
Less reclassification adjustment:
Realized gains (losses) in net income	791	(11,524)	180
Income tax expense (benefit)	277	(4,033)	63

Reclassification adjustment for gains (losses) realized in net income	514	(7,491)	117

Other comprehensive income (loss)	51,008	(13,716)	17,345
Net income	83,021	101,785	120,283

Total comprehensive income	$134,029	$88,069	$137,628

20. Employee Benefit and Retirement Plans

The Company maintains two 401(k) defined contribution plans covering all eligible Company employees. One plan covers eligible employees of the Company that existed prior to the acquisition of AmCOMP (Note 4) (the Employers 401(k) Plan). Beginning with the plan year 2007, the Company adopted a safe harbor matching contribution to the Employers 401(k) Plan. The safe harbor matching consists of a dollar-for-dollar matching contribution on salary deferrals up to 3% of compensation and then fifty-cents on the dollar matching contribution on salary deferrals from 3% to 5% of compensation. The Company’s contribution to the Employers 401(k) Plan was $1.6 million, $1.5 million and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The second plan covers all eligible employees of the Company acquired in the AmCOMP acquisition (the AmCOMP 401(k) Plan). For employees covered under the AmCOMP 401(k) Plan, the

Company matches the employee’s contribution dollar-for-dollar for the first 2% of salary and fifty-cents for every dollar contributed for the next 4% of salary. Expenses relating to the AmCOMP 401(k) Plan were $0.7 million for the year ended December 31, 2009 and $0.1 million for the two month period ended December 31, 2008.

21. Earnings Per Share

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

The following table presents the net income and the weighted average shares outstanding used in the earnings per common share calculations for the stated periods:

	Year Ended December 31, 2009	Year Ended December 31, 2008	February 5, 2007 through December 31, 2007
	(in thousands, except share and per share data)
Net income available to common stockholders—basic and diluted	$83,021	$101,785	$113,812

Weighted average number of common shares outstanding—basic	45,953,868	49,217,829	51,933,827
Effect of dilutive securities:
Performance share awards	114,968	40,504	6,470
Restricted stock units	21,996	2,895	3,115

Dilutive potential common shares	136,964	43,399	9,585

Weighted average number of common shares outstanding—diluted	46,090,832	49,261,228	51,943,412

Earnings per common share:
Basic	$1.81	$2.07	$2.19
Diluted	$1.80	$2.07	$2.19

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

The pro forma earnings per common share—basic and diluted—presented on the accompanying consolidated statements of income is intended to depict the impact of the conversion because neither EHI, nor its predecessor, EIG, had, prior to the conversion, any outstanding common shares. The following table presents the pro forma net income and weighted average shares outstanding used in the pro forma earnings per common share calculations for the year ended December 31, 2007:

Pro Forma for the Year Ended December 31, 2007
(in thousands, except share and per share data)
Net income available to common stockholders—basic and diluted	$120,283

Weighted average number of common shares outstanding—basic	51,748,392
Effect of dilutive securities:
Performance share awards	5,849
Restricted stock units	2,816

Dilutive potential common shares	8,665

Weighted average number of common shares outstanding—diluted	51,757,057

Pro forma earnings per common share:
Basic	$2.32
Diluted	$2.32

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

22. Selected Quarterly Financial Data (Unaudited)

Quarterly results for the years ended December 31, 2009 and 2008 were as follows:

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Net premiums earned	$111,600	$104,381	$98,240	$90,026
Realized (losses) gains on investment, net	(2,112)	(392)	3,564	(269)
Losses and loss adjustment expenses	59,162	54,100	53,395	47,804
Commission expense (benefit)	13,658	13,229	(1,276)	10,539
Underwriting and other operating expenses	36,484	32,452	33,688	36,063
Income tax (benefit) expense	(1,196)	3,300	4,594	2,579
Net income	20,855	20,345	30,557	11,264
Earnings per common share:
Basic	0.43	0.44	0.68	0.26
Diluted	0.43	0.44	0.67	0.26

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Net premiums earned	$75,896	$73,815	$73,131	$106,105
Realized losses on investment, net	(1,488)	(219)	(1,504)	(8,313)
Losses and loss adjustment expenses	30,614	24,142	25,588	56,171
Underwriting and other operating expenses	21,711	22,910	21,915	34,628
Income tax expense (benefit)	5,292	8,346	(289)	(3,083)
Net income	25,494	27,366	33,069	15,856
Earnings per common share:
Basic	0.51	0.55	0.67	0.32
Diluted	0.51	0.55	0.67	0.32

Net Premiums Earned

The decrease in net premiums earned during 2009 was primarily due to the decrease in gross premium written, resulting from lower rates, competitive pressures and changes in economic and business conditions due to the economy and its impact on small businesses.

The increase in net premiums earned in the fourth quarter of 2008 was a result of the acquisition of AmCOMP on October 31, 2008. The acquired business resulted in an increase in fourth quarter net premiums earned of $31.6 million.

Realized Losses on Investments, Net

During the third quarter of 2009, the Company sold equity securities, the majority of which were previously impaired and realized a gain of $3.6 million.

The net realized losses in the fourth quarter of 2008 resulted from the Company’s review of the severity and duration of securities that were in an unrealized loss position. This resulted in the recognition of an other-than-temporary impairment of one fixed maturity security and 39 equity holdings.

Losses and Loss Adjustment Expenses

Favorable prior accident year reserve development was recognized in each of the quarters of 2009 in the amount of $13.5 million, $15.7 million, $10.4 million and $11.8 million, for the first through fourth quarters, respectively.

Favorable prior accident year reserve development was recognized in each of the quarters of 2008 in the amount of $11.4 million, $16.9 million, $25.0 million, and $18.4 million, for the first quarter through fourth quarters, respectively. In the fourth quarter of 2008, the acquired business resulted in $18.5 million of additional losses and LAE.

Commission Expense

During the third and fourth quarters of 2009, the estimate on the LPT ultimate contingent profit commission was revised by an increase of $14.1 million and $0.9 million, respectively, yielding a net negative commission expense for the third quarter 2009.

Underwriting and Other Operating Expenses

During the first quarter of 2009, the Company announced a strategic restructuring plan (Note 5) and recognized an additional expense of $3.0 million for personnel-related termination costs. The increase in fourth quarter 2009 underwriting and other operating expenses is primarily attributed to an accrual of $2.3 million in management bonuses.

The increase in fourth quarter 2008 underwriting and other operating expenses was primarily the result of the acquisition of AmCOMP on October 31, 2008, which contributed $11.6 million to the increase.

Income Taxes

Income tax (benefit) expense for interim periods is measured using an estimated effective tax rate for the annual period based on projected net income and tax adjustments. On an interim basis, actual results to date replace the projections and the annual effective tax rate is updated. A cumulative change is recorded in the quarter the effective tax rate changes. The third and fourth quarters of 2009 were impacted by the favorable adjustments to the LPT contingent profit commission which is tax-exempt. The third and fourth quarters of 2008 were impacted by the final reversal of the liability for previously unrecognized tax benefits and the reduction of tax-exempt reserves, respectively. The remaining quarterly variances are due to changes in the relative level of tax-exempt investment income to net income for the quarters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to SEC regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2009.

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

The information required by Item 10 with respect to our Directors is included under the caption “Election of Directors” in our Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference. We plan to file such Proxy Statement within 120 days after December 31, 2009, the end of our fiscal year.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by Item 10 with respect to our audit committee and our audit committee financial expert is included under the caption “The Board of Directors and its Committees—Audit Committee” in our Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by Item 11 is included under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis” in our Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is included under the caption “Audit Matters” in our Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following consolidated financial statements are filed in Item 8 of Part II of this report:

Page
Report of Independent Registered Public Accounting Firm	106
Consolidated Balance Sheets as of December 31, 2009 and 2008	107
Consolidated Statements of Income for each of the three years ended December 31, 2009	108
Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2009	109
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2009	110
Notes to Consolidated Financial Statements	111
Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	149
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	154

Pursuant to Rule 7-05 of Regulation S-X, Schedules I, III, IV and V have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements

Schedule II. Condensed Financial Information of Registrant

Employers Holdings, Inc.
Condensed Balance Sheets

	December 31,
	2009	2008
	(in thousands, except share data)
Assets
Investments:
Investment in subsidiaries	$395,510	$286,226
Investment in securities available-for-sale (amortized cost $131,749 in 2009 and $200,155 in 2008)	141,973	210,468

Total investments	537,483	496,694
Cash	55,193	99,773
Intercompany receivable	330	—
Federal income taxes receivable—intercompany	8,637	2,677
Deferred income taxes, net	—	—
Other assets	2,788	3,900

Total assets	$604,431	$603,044

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$2,505	$3,248
Deferred income taxes, net	1,325	812
Intercompany payable	—	388
Notes payable	100,000	150,000
Other liabilities	2,202	3,868

Total liabilities	106,032	158,316
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized 53,563,299 and 53,528,207 shares issued and 42,908,165 and 48,830,140 shares outstanding at December 31, 2009 and 2008, respectively	536	535
Preferred stock, $0.01 par value; 25,000,000 shares authorized non issued	—	—
Additional paid-in capital	311,282	306,032
Retained earnings	266,491	194,509
Accumulated other comprehensive income, net	83,812	32,804
Treasury stock, at cost (10,655,134 shares at December 31, 2009 and 4,698,067 shares at December 31, 2008)	(163,722)	(89,152)

Total stockholders’ equity	498,399	444,728

Total liabilities and stockholders’ equity	$604,431	$603,044

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Condensed Statements of Income

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Revenues
Net investment income	$7,089	$7,125	$—
Realized gains on investments	2,682	—	—

Total revenues	9,771	7,125	—

Expenses
Other operating expenses	14,036	12,179	10,457
Interest expense	5,719	1,738	—

Total expenses	19,755	13,917	10,457
Loss before income taxes and equity in earnings of subsidiaries	(9,984)	(6,792)	(10,457)
Income tax benefit	(5,990)	(3,585)	(2,462)
Net loss before equity in earnings of subsidiaries	(3,994)	(3,207)	(7,995)
Equity in net income of subsidiaries	87,015	104,992	128,278

Net income	$83,021	$101,785	$120,283

Earnings per common share for the stated periods (Note 21):

	Year Ended December 31, 2009	Year Ended December 31, 2008	February 5, 2007 through December 31, 2007
Basic	$1.81	$2.07	$2.19

Diluted	$1.80	$2.07	$2.19

			Pro Forma for the Years Ended December 31,
			2007

Basic			$2.32

Diluted			$2.32

Cash dividends declared per common share	$0.24	$0.24	$0.18

See accompanying notes.

Employers Holdings, Inc.
Condensed Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Operating activities
Net income	$83,021	$101,785	$120,283
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(87,015)	(104,992)	(128,278)
Amortization expense	188	148	—
Realized gains on investments	(2,682)	—	—
Stock-based compensation	5,366	3,161	1,720
Amortization of premium or investments, net	1,428	849	—
Deferred income tax expense	(47)	(907)	(535)
Change in operating assets and liabilities:
Accounts payable, accrued expense and other liabilities	(1,106)	381	1,010
Federal income taxes	(5,960)	(750)	(1,927)
Other assets	924	(3,025)	(648)
Intercompany payable/receivable	(718)	575	(11,434)

Net cash used in operating activities	(6,601)	(2,775)	(19,809)
Investing activities
Purchase of fixed maturities	—	(1,994)	—
Proceeds from sale of fixed maturities	59,660	997	—
Proceeds from maturities and redemptions of investments	10,000	—	—
Cash dividends received from subsidiaries	27,700	152,995	100,511
Capital contributions to subsidiary	—	(193,423)	—

Net cash provided (used in) by investing activities	97,360	(41,425)	100,511
Financing activities
Issuance of common stock, net	—	—	486,670
Cash paid to eligible policyholders under plan of conversion	—	—	(462,989)
Acquisition of treasury stock	(74,185)	(14,152)	(75,000)
Cash transactions related to stock-based compensation	(123)	—	—
Dividends paid to stockholders	(11,031)	(11,808)	(9,276)
Debt issuance costs	—	(375)	—
Payments on notes payable	(50,000)	—	—
Proceeds from notes payable	—	150,000	—
Other	—	5	—

Net cash (used in) provided by financing activities	(135,339)	123,670	(60,595)
Net (decrease) increase in cash and cash equivalents	(44,580)	79,470	20,107
Cash and cash equivalents at the beginning of the period	99,773	20,303	196

Cash and cash equivalents at the end of the period	$55,193	$99,773	$20,303

Schedule of non-cash transactions
Stock issued in exchange for membership interest	$—	$—	$281,073
Fixed maturities transferred in for dividend	$—	$200,087	$—

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

Upon completion of EHI’s IPO, the capitalized issuance costs related to the IPO of $5.4 million were netted against the IPO proceeds in additional paid-in capital in the accompanying condensed balance sheets. The costs related to the conversion were $10.9 million, of which $0.9 million was incurred in the period from January 1, 2007 through February 5, 2007 and $10.0 million was incurred during the year ended December 31, 2006. Conversion expenses consisted primarily of printing and mailing costs and the aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants. These costs have no tax benefit and were expensed as incurred and are included in the underwriting and other operating expense in the accompanying condensed statements of income.

3. Income Taxes

EHI files a consolidated federal income tax return with its subsidiaries and has a tax allocation agreement with its subsidiaries. The equity in the undistributed earnings of subsidiaries included in the accompanying condensed statements of income is net of income taxes.

4. Investments

EHI holds fixed maturity securities at December 31, 2009 for purposes of securing the Second and Amended and Restated Secured Revolving Credit Facility (Amended Credit Facility). The amortized cost and estimated fair value of fixed maturity securities at December 31, 2009, by contractual maturity are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$4,057	$4,111
Due after one year through five years	74,160	80,388
Due after five years through ten years	53,532	57,474

Total	$131,749	$141,973

At December 31, 2009, the fixed maturity securities had unrealized gains of $10.2 million which are included in accumulated comprehensive income, net in the accompanying condensed balance sheets.

5. Notes Payable

Effective September 30, 2008, EHI and Wells Fargo Bank, National Association (Wells Fargo) entered into the Amended Credit Facility. See Note 13 of the Consolidated Financial Statements of Employers Holdings, Inc and Subsidiaries’ included herein for a description of the terms of the Amended Credit Facility.

On September 30, 2008, EHI borrowed $150.0 million through the Amended Credit Facility. The proceeds borrowed under the Amended Credit Facility were used to finance the acquisition of AmCOMP Incorporated and for general working capital purposes. The LIBOR on the Amended Credit Facility at December 31, 2009 was 0.23% and interest paid during the year ended December 31, 2009 and 2008, including the interest rate swap (see Note 6), totaled $5.8 and $1.2 million, respectively. In accordance with the terms of the contract, a repayment of $50.0 million was made toward the Amended Credit Facility on December 30, 2009. The Amended Credit Facility is secured by fixed maturity securities which had a fair value of $132.7 million at December 31, 2009.

6. Derivative

Interest Rate Swap

On September 30, 2008, EHI, in connection with the borrowings made under the Amended Credit Facility (see Note 5), executed an interest rate swap with Wells Fargo with a notional amount of $100.0 million. Execution of the interest rate swap established a fixed interest rate of 4.84%, on the notional amount, through September 30, 2010. EHI uses its interest rate swap to mitigate the risks associated with unexpected cash outflows resulting from shifts in variable interest rates. As of December 31, 2009 and 2008, the interest rate swap had a negative fair value of $2.2 and $3.9 million respectively, and is included in other liabilities on the accompanying condensed balance sheet. The corresponding unrealized loss of $2.2 and $3.9 million are included in accumulated other comprehensive income, net.

7. Stock-Based Compensation

During 2007, EHI granted 23,760 Restricted Stock Units (RSUs) to non-employee Directors, 140,311 Performance Shares Awards to officers, 186,000 nonqualified stock options to non-officer employees and 420,916 nonqualified stock options to officers. During 2008, EHI granted 24,984 RSUs to non-employee Directors and 152,564 RSUs to officers and 475,167 non-qualified stock options to officers. During 2009, EHI granted 40,536 RSUs to non-employee Directors and 176,871 RSUs to officers and 531,082 non-qualified stock options to officers. See Note 17 of the Consolidated Financial Statements of Employers Holdings, Inc. and Subsidiaries’ included herein for a detailed description of the stock-based compensation.

Schedule VI. Supplemental Information Concerning Property—Casualty Insurance Operations
Employers Holdings, Inc. and Subsidiaries
Consolidated Supplemental Information Concerning Property and Casualty Insurance Operations

Year Ended	Deferred Policy Acquisition Costs	Reserves For Unpaid Losses And Loss Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Losses and LAE Related to Current Year	Losses and LAE Related to Prior Years	Amortization of Deferred Policy Acquisition Costs	Paid Losses And Loss Adjustment Expenses	Net Premiums Written(1)
	(in thousands)
2009	$33,695	$2,425,658	$158,577	$404,247	$90,484	$283,827	$(51,359)	$87,638	$289,443	$368,290
2008	$41,521	$2,506,478	$196,695	$328,947	$78,062	$226,643	$(71,707)	$66,415	$188,883	$308,317
2007	$24,615	$2,269,710	$125,314	$346,884	$78,623	$221,347	$(60,011)	$61,179	$153,919	$339,720

(1)

On September 1, 2009, the Company changed its method of recording ECIC’s written premiums to an annual method. As a result, the method of calculating 2008 and 2007 written premiums has been conformed for this change to be comparable to 2009 written premiums. The net premiums written for all periods presented are calculated assuming the written premiums are 100% of the estimated annual premium. Historically, written premiums for ECIC were recorded using a billed method, where premiums were recorded at the time policy installments were billed.

Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among AmCOMP Incorporated, Employers Holdings, Inc. and Sapphire Acquisition Corporation, dated as of January 10, 2008		8-K	2.1	January 10, 2008
2.2	Amendment No. 2 to the Agreement and Plan of Merger, dated August 29, 2008, by and among AmCOMP Incorporated, Employers Holdings, Inc. and Sapphire Acquisition Corp.		8-K	2.1	August 29, 2008
3.1	Amended and Restated Articles of Incorporation of Employers Holdings, Inc.		10-K	3.1	March 30, 2007
*3.2	Amended and Restated Bylaws of Employers Holdings, Inc.		10-Q	3.1	November 5, 2009
4.1	Form of Common Stock Certificate		S-1/A	4.1	January 18, 2007
10.1	Quota Share Reinsurance Agreement, dated as of June 30, 1999, between State Industrial Insurance System of Nevada, D.B.A.: Employers Insurance Company of Nevada and the various Reinsurers as identified by the Interests and Liabilities Agreements attached thereto(1)		S-1/A	10.1	January 18, 2007
10.2	Producer Agreement, dated as of May 1, 2005, between Employers Compensation Insurance Company and Automatic Data Processing Insurance Agency, Inc.(1)		S-1/A	10.2	January 18, 2007
10.3	Joint Marketing and Network Access Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	10.3	January 18, 2007

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
10.4	Joint Marketing and Network Access Agreement, dated as of July 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	10.4	January 18, 2007
*10.5	Employers Holdings, Inc. Equity and Incentive Plan Stock Option Agreement		8-K	10.1	August 10, 2007
*10.6	Employers Holdings, Inc. Equity and Incentive Plan Performance Share Agreement		8-K	10.2	August 10, 2007
*10.7	Employers Holdings, Inc. Amended and Restated Equity Incentive Plan		DEF14A	Appendix B	April 14, 2008
*10.8	Form of Restricted Stock Unit Agreement		8-K	10.1	June 2, 2008
10.9	Second Amended and Restated Credit Agreement, dated September 30, 2008, between Employers Holdings, Inc. and Wells Fargo Bank, National Association		8-K	10.1	October 22, 2008
10.10	Second Amended and Restated Revolving Line of Credit Note, dated September 30, 2008, between Employers Holdings Inc. and Wells Fargo Bank, National Association		8-K	10.2	October 22, 2008
*10.11	Employment Agreement by and between Employers Holdings, Inc. and Douglas D. Dirks, dated December 17, 2008 and effective as of January 1, 2009		8-K	10.1	December 23, 2008
*10.12	Employment Agreement by and between Employers Holdings, Inc. and Ann W. Nelson, dated December 17, 2008 and effective as of January 1, 2009		8-K	10.2	December 23, 2008
*10.13	Employment Agreement by and between Employers Holdings, Inc. and Lenard T. Ormsby, dated December 17, 2008 and effective as of January 1, 2009		8-K	10.3	December 23, 2008
*10.14	Employment Agreement by and between Employers Holdings, Inc. and Martin J. Welch, dated December 17, 2008 and effective as of January 1, 2009		8-K	10.4	December 23, 2008
*10.15	Employment Agreement by and between Employers Holdings, Inc. and William E. Yocke, dated December 17, 2008 and effective as of January 1, 2009		8-K	10.5	December 23, 2008
*10.16	Employment Agreement by and between Employers Holdings, Inc. and John P. Nelson, dated December 17, 2008, and effective as of January 1, 2009		10-Q	10.1	May 7, 2009

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
*10.17	Form of Restricted Stock Unit Agreement for Non- Employee Directors		10-Q	10.1	August 7, 2009
21.1	Subsidiaries of Employers Holdings, Inc.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of William E. Yocke Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of William E. Yocke Pursuant to Section 906	X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reno, State of Nevada on February 25, 2010.

EMPLOYERS HOLDINGS, INC.

By:	/s/ Douglas D. Dirks Name: Douglas D. Dirks Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Kolesar Robert J. Kolesar	Chairman of the Board	February 25, 2010
/s/ Douglas D. Dirks Douglas D. Dirks	President and Chief Executive Officer, Director (Principal Executive Officer)	February 25, 2010
/s/ William E. Yocke William E. Yocke	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2010
/s/ Richard W. Blakey Richard W. Blakey	Director	February 25, 2010
/s/ Valerie R. Glenn Valerie R. Glenn	Director	February 25, 2010
/s/ Rose E. McKinney-James Rose E. McKinney-James	Director	February 25, 2010
/s/ Ronald F. Mosher Ronald F. Mosher	Director	February 25, 2010
/s/ Katherine W. Ong Katherine W. Ong	Director	February 25, 2010
/s/ Michael D. Rumbolz Michael D. Rumbolz	Director	February 25, 2010
/s/ John P. Sande III John P. Sande III	Director	February 25, 2010
/s/ Martin J. Welch Martin J. Welch	Director	February 25, 2010