Form 10-Q
period 2010-03-31
Employers Holdings, Inc.
filed 2010-05-06
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2010

OR

⁭  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Class	April 30, 2010
Common Stock, $0.01 par value per share	42,725,526 shares outstanding

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share data)
	As of March 31, 2010	As of December 31, 2009
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $1,852,723 at March 31, 2010 and $1,859,074 at December 31, 2009)	$1,955,110	$1,960,292
Equity securities at fair value (cost $40,103 at March 31, 2010 and $39,936 at December 31, 2009)	72,314	69,268
Total investments	2,027,424	2,029,560

Cash and cash equivalents	190,323	191,572
Accrued investment income	21,527	23,055
Premiums receivable, less bad debt allowance of $10,310 at March 31, 2010 and $9,879 at December 31, 2009	113,531	119,976
Reinsurance recoverable for:
Paid losses	12,546	13,673
Unpaid losses, less allowance of $1,269 at March 31, 2010 and $1,335 at December 31, 2009	1,042,359	1,051,170
Funds held by or deposited with reinsureds	81,034	82,339
Deferred policy acquisition costs	33,606	33,695
Federal income taxes recoverable	10,419	4,092
Deferred income taxes, net	36,386	43,502
Property and equipment, net	13,660	13,059
Intangible assets, net	14,784	15,442
Goodwill	36,192	36,192
Other assets	17,758	19,326
Total assets	$3,651,549	$3,676,653

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,393,927	$2,425,658
Unearned premiums	158,889	158,577
Policyholders’ dividends accrued	8,387	7,958
Total claims and policy liabilities	2,561,203	2,592,193

Commissions and premium taxes payable	21,110	20,763
Accounts payable and accrued expenses	18,831	19,033
Deferred reinsurance gain—LPT Agreement	384,224	388,574
Notes payable	132,000	132,000
Other liabilities	25,005	25,691
Total liabilities	$3,142,373	$3,178,254
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,700,379 and 53,563,299 shares issued and 42,725,526 and 42,908,165 shares outstanding at March 31, 2010, and December 31, 2009, respectively	537	536
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	311,278	311,282
Retained earnings	280,030	266,491
Accumulated other comprehensive income, net	85,434	83,812
Treasury stock, at cost (10,974,853 shares at March 31, 2010 and 10,655,134 shares at December 31, 2009)	(168,103)	(163,722)
Total stockholders’ equity	509,176	498,399
Total liabilities and stockholders’ equity	$3,651,549	$3,676,653

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Revenues
Net premiums earned	$79,291	$111,600
Net investment income	21,255	23,306
Realized gains (losses) on investments, net	540	(2,112)
Other income	—	146
Total revenues	101,086	132,940

Expenses
Losses and loss adjustment expenses	40,288	59,162
Commission expense	9,905	13,658
Dividends to policyholders	1,479	2,018
Underwriting and other operating expenses	32,267	36,484
Interest expense	1,580	1,959
Total expenses	85,519	113,281
Net income before income taxes	15,567	19,659
Income tax (benefit)	(530)	(1,196)
Net income	$16,097	$20,855

Earnings per common share (Note 10):
Basic	$0.38	$0.43
Diluted	$0.38	$0.43
Cash dividends declared per common share	$0.06	$0.06

Net realized gains (losses) on investments
Net realized gains (losses) on investments before credit related impairments on fixed maturity securities	$540	$(319)

Total other-than-temporary impairments on securities	—	(1,793)
Portion of impairment recognized in other comprehensive income	—	—
Credit related impairments included in net realized gains or losses on investments	—	(1,793)
Net realized gains (losses) on investments, net	$540	$(2,112)

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)
	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
Operating activities
Net income	$16,097	$20,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,982	3,006
Stock-based compensation	865	821
Amortization of premium on investments, net	1,413	1,218
Allowance for doubtful accounts	365	695
Deferred income tax expense	4,070	4,355
Realized (gains) losses on investments, net	(540)	2,112
Realized losses on retirement of assets	63	26
Change in operating assets and liabilities:
Accrued investment income	1,528	1,534
Premiums receivable	6,014	(12,694)
Reinsurance recoverable on paid and unpaid losses	10,004	10,891
Funds held by or deposited with reinsureds	1,305	1,076
Federal income taxes	(6,327)	1,370
Unpaid losses and loss adjustment expenses	(31,731)	(11,924)
Unearned premiums	312	10,832
Accounts payable, accrued expenses and other liabilities	(1,468)	(6,421)
Deferred reinsurance gain – LPT Agreement	(4,350)	(4,348)
Other	2,515	7,372
Net cash provided by operating activities	2,117	30,776

Investing activities
Purchase of fixed maturities	(36,433)	(110,512)
Purchase of equity securities	(455)	(150)
Proceeds from sale of fixed maturities	21,171	21,890
Proceeds from sale of equity securities	568	3,276
Proceeds from maturities and redemptions of investments	20,354	59,883
Cash paid for acquisition, net of cash and cash equivalents acquired	—	(100)
Capital expenditures and other, net	(764)	(1,261)
Net cash provided by (used in) investing activities	4,441	(26,974)

Financing activities
Acquisition of treasury stock	(4,381)	(13,355)
Cash transactions related to stock-based compensation	(871)	—
Dividends paid to stockholders	(2,555)	(2,909)
Net cash used in financing activities	(7,807)	(16,264)

Net decrease in cash and cash equivalents	(1,249)	(12,462)
Cash and cash equivalents at the beginning of the period	191,572	202,893
Cash and cash equivalents at the end of the period	$190,323	$190,431
See accompanying unaudited notes to consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Employers Holdings, Inc. (EHI) is a holding company and through its four wholly-owned insurance subsidiaries, Employers Insurance Company of Nevada (EICN), Employers Compensation Insurance Company (ECIC), Employers Preferred Insurance Company (EPIC), and Employers Assurance Company (EAC), is engaged in the commercial property and casualty insurance industry, specializing in workers’ compensation products and services.  EICN, domiciled in Nevada, ECIC, domiciled in California, and EPIC and EAC, both domiciled in Florida, provide insurance to employers against liability for workers’ compensation claims in 30 states.  Unless otherwise indicated, all references to the “Company” refer to EHI, together with its subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented have been included.  The results of operations for an interim period are not necessarily indicative of the results for an entire year.  These financial statements have been prepared consistent with the accounting policies described in the Company’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009.

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

Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates.  The most significant areas that require management judgment are the estimate of unpaid losses and loss adjustment expenses (LAE), evaluation of reinsurance recoverables, recognition of premium revenue, deferred policy acquisition costs, deferred income taxes, and the valuation of goodwill and investments.

Reclassifications

Certain prior period information has been reclassified to conform to the current period presentation.

2. New Accounting Standards

In January 2010, the Financial Accounting Standards Board issued Update Number 2010-06, Improving Disclosures about Fair Value Measurements to Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures. The update changes fair value disclosures by requiring: (a) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers; and (b) separate information about purchases, sales, issuances, and settlements of Level 3 fair value measurements. The update clarifies existing disclosures by requiring: (a) fair value measurement disclosures for each class of assets and liabilities; and (b) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. As required, the Company plans to present the disclosures regarding the purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements for fiscal periods beginning after December 15, 2010. The Company adopted the standard that required disclosures for fiscal periods beginning after December 15, 2009 (Note 4). The adoption of these requirements did not have a material impact to the consolidated financial statements.

3. Investments

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At March 31, 2010
Fixed maturity securities
U.S. Treasuries	$134,007	$6,452	$(115)	$140,344
U.S. Agencies	116,830	6,976	—	123,806
States and municipalities	976,487	48,119	(1,750)	1,022,856
Corporate	335,075	24,395	(255)	359,215
Residential mortgaged-backed securities	249,126	17,191	(605)	265,712
Commercial mortgaged-backed securities	28,749	1,103	—	29,852
Asset-backed securities	12,449	876	—	13,325
Total fixed maturity securities	1,852,723	105,112	(2,725)	1,955,110

Equity securities
Consumer goods	14,421	9,121	(4)	23,538
Energy and utilities	4,715	4,884	—	9,599
Financial	6,868	3,619	(5)	10,482
Technology and communications	7,929	8,130	(26)	16,033
Industrial and other	6,170	6,492	—	12,662
Total equity securities	40,103	32,246	(35)	72,314
Total investments	$1,892,826	$137,358	$(2,760)	$2,027,424

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At December 31, 2009
Fixed maturity securities
U.S. Treasuries	$140,269	$6,366	$(171)	$146,464
U.S. Agencies	117,844	7,125	—	124,969
States and municipalities	979,364	50,600	(1,687)	1,028,277
Corporate	314,692	23,335	(417)	337,610
Residential mortgaged-backed securities	265,056	15,697	(790)	279,963
Commercial mortgaged-backed securities	29,407	391	(24)	29,774
Asset-backed securities	12,442	793	—	13,235
Total fixed maturity securities	1,859,074	104,307	(3,089)	1,960,292

Equity securities
Consumer goods	14,421	8,069	(6)	22,484
Energy and utilities	4,715	5,067	—	9,782
Financial	6,613	2,861	(74)	9,400
Technology and communications	7,930	7,686	(15)	15,601
Industrial and other	6,257	5,758	(14)	12,001
Total equity securities	39,936	29,441	(109)	69,268
Total investments	$1,899,010	$133,748	$(3,198)	$2,029,560

The amortized cost and estimated fair value of fixed maturity securities and short-term investments at March 31, 2010, by contractual maturity are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$148,337	$151,418
Due after one year through five years	478,983	509,849
Due after five years through ten years	540,583	575,274
Due after ten years	394,496	409,680
Mortgage and asset-backed securities	290,324	308,889
Total	$1,852,723	$1,955,110

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of March 31, 2010 and December 31, 2009.

	March 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Estimated Unrealized Losses
	(in thousands)
Fixed maturity securities
U.S. Treasuries	$9,087	$(115)	$—	$—	$9,087	$(115)
States and municipalities	47,431	(1,068)	11,281	(682)	58,712	(1,750)
Corporate	40,752	(204)	3,582	(51)	44,334	(255)
Residential mortgaged-backed securities	—	—	3,936	(605)	3,936	(605)
Total fixed maturity securities	97,270	(1,387)	$18,799	(1,338)	116,069	(2,725)

Equity securities
Consumer goods	225	(4)	—	—	225	(4)
Financial	140	(5)	—	—	140	(5)
Technology and communications	246	(26)	—	—	246	(26)
Total equity securities	611	(35)	—	—	611	(35)
Total investments	$97,881	$(1,422)	$18,799	$(1,338)	$116,680	$(2,760)

	December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Estimated Unrealized Losses
	(in thousands)
Fixed maturity securities
U.S. Treasuries	$10,922	$(171)	$—	$—	$10,922	$(171)
States and municipalities	45,939	(889)	15,715	(798)	61,654	(1,687)
Corporate	21,238	(312)	5,506	(105)	26,744	(417)
Residential mortgaged-backed securities	28	—	4,164	(790)	4,192	(790)
Commercial mortgage-backed securities	1,998	(24)	—	—	1,998	(24)
Total fixed maturity securities	80,125	(1,396)	25,385	(1,693)	105,510	(3,089)

Equity securities
Consumer goods	79	(6)	—	—	79	(6)
Financial	1,271	(74)	—	—	1,271	(74)
Technology and communications	270	(15)	—	—	270	(15)
Industrial and other	214	(14)	—	—	214	(14)
Total equity securities	1,834	(109)	—	—	1,834	(109)
Total investments	$81,959	$(1,505)	$25,385	$(1,693)	$107,344	$(3,198)

Based on reviews of the fixed maturity securities, the Company determined that unrealized losses as of March 31, 2010 and 2009 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair values were less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers and the Company’s intent on not selling the securities and a determination was made that it is not more likely than not that the Company will be required to sell the securities until fair value recovers above cost, or to maturity.

Based on reviews of the equity securities as of March 31, 2010, the Company determined that the unrealized losses as of that date were not considered to be other-than-temporary due to the financial condition and near term prospects of the issuers. Based on reviews of the equity securities as of March 31, 2009, the Company recognized total impairments of $1.8 million in the fair values of 25 equity securities as of that date because of the severity and duration of the change in fair values of those securities.

Net realized gains (losses) and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows.
	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net realized gains (losses)
Fixed maturity securities	$260	$(159)
Equity securities	280	(1,779)
Short-term investments	—	(174)
Total	$540	$(2,112)

Change in unrealized gains (losses)
Fixed maturity securities	$1,169	$21,763
Equity securities	2,879	(3,919)
Short-term investments	—	161
Total	$4,048	$18,005

Net investment income was as follows.
	Three Months Ended March 31,
	2010	2009
	(in thousands)
Fixed maturity securities	$21,360	$22,447
Equity securities	333	373
Short-term investments and cash equivalents	176	1,093
	21,869	23,913
Investment expenses	(614)	(607)
Net investment income	$21,255	$23,306

The Company is required by various state laws and regulations to keep securities or letters of credit on deposit in depository accounts with the states in which we do business. As of March 31, 2010 and December 31, 2009, securities having a fair value of $556.6 million and $554.2 million, respectively, were on deposit.  These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit. In all states the deposits are limited to fixed maturity securities. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of securities held in trust for reinsurance at both March 31, 2010 and December 31, 2009 was $6.1 million.

4. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows.
	Carrying Value	Estimated Fair Value
Financial assets	(in thousands)
Investments	$2,027,424	$2,027,424
Cash and cash equivalents	190,323	190,323
Financial liabilities
Notes payable	132,000	132,000
Derivative	1,560	1,560

The Company’s estimate of fair value for financial assets and liabilities is based on the inputs used in the valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuation when available. The disclosure of fair value estimates is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

•	Level 1 - Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.
•
Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•
Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement and involve management judgement. The fair values of certain privately held or thinly traded securities are determined using internal analytical methods based on the best information available.

Valuation of Investments. For investments that have quoted market prices in active markets, the Company uses the unadjusted quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices are unavailable, the Company estimates fair value based on objectively verifiable information, if available. The fair value estimates determined by using objectively verifiable information are included in the amount disclosed in Level 2 of the hierarchy. If quoted market prices and an estimate determined by using objectively verifiable information are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. The Company bases all of its estimates of fair value for assets on bid price as that represents what a third party market participant would be willing to pay in an arm’s length transaction. The valuation methods used by the Company, by type of investment, are described below.

•	Equity Securities. The Company utilizes market quotations for equity securities that have quoted prices in active markets.

•
Fixed Maturity Securities and Short-Term Investments. Estimates of fair value measurements for these securities are estimated using relevant inputs including available market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additionally, an Option Adjusted Spread model is used to develop prepayment and interest rate scenarios. Industry standard models are used to analyze and value securities with embedded options or prepayment sensitivities.

•
Derivatives. The fair value of the Company’s interest rate swap, reported as a component of other liabilities in the accompanying consolidated balance sheets, is derived by using an industry standard swap valuation model, with market-based inputs for swaps having similar characteristics.

Each asset class is valued based on relevant market information, credit information, perceived market movements, and sector news. The market inputs utilized in the valuation include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each market input depends on the asset class and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.

These methods of valuation will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company produces an estimate of fair value using some of the same methodologies, making assumptions for market based inputs that are unavailable.

Most estimates of fair value for fixed maturities and investments are based on estimates using objectively verifiable information and are included in the amount disclosed in Level 2 of the hierarchy. The fair value estimates for determining Level 3 fair value include the Company’s assumptions about risk assessments and market participant assumptions based on the best information available, including quotes from market makers and other broker/dealers recognized as market participants, using standard or trade derived inputs, new issue data, monthly payment information, cash flow generation, prepayment speeds, spread adjustments, and/or rating updates.

The following table presents the items on the accompanying consolidated balance sheets that are stated at fair value and the fair value measurements.

	Level 1	Level 2	Level 3
At March 31, 2010	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$140,344	$—
U.S. Agencies	—	123,806	—
States and municipalities	—	1,022,856	—
Corporate	—	359,215	—
Residential mortgage-backed securities	—	265,712	—
Commercial mortgage-backed securities	—	29,852	—
Asset-backed securities	—	13,325	—
Total fixed maturity securities	—	1,955,110	—

Equity securities
Consumer goods	23,538	—	—
Energy and utilities	9,599	—	—
Financial	10,482	—	—
Technology and communications	16,033	—	—
Industrial and other	12,662	—	—
Total equity securities	$72,314	$—	$—

Derivatives
Other liabilities	$—	$(1,560)	$—

	Level 1	Level 2	Level 3
At December 31, 2009	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$146,464	$—
U.S. Agencies	—	124,969	—
States and municipalities	—	1,028,277	—
Corporate	—	337,610	—
Residential mortgage-backed securities	—	279,963	—
Commercial mortgage-backed securities	—	29,774	—
Asset-backed securities	—	13,235	—
Total fixed maturity securities	—	1,960,292	—

Equity securities
Consumer goods	22,484	—	—
Energy and utilities	9,782	—	—
Financial	9,400	—	—
Technology and communications	15,601	—	—
Industrial and other	12,001	—	—
Total equity securities	$69,268	$—	$—

Derivatives
Other liabilities	$—	$(2,180)	$—

5. Income Taxes

Income tax benefit for interim periods is measured using an estimated effective tax rate for the annual period. During the three months ended March 31, 2010 and 2009, the Company recognized net income before taxes of $15.6 million and $19.7 million and an income tax benefit of $0.5 million and $1.2 million, yielding effective tax rates of (3.4)% and (6.1)%, respectively. The following is a reconciliation of the statutory income tax rate to the Company’s effective tax rate for the three months ended:

	March 31,
	2010	2009

Expense computed at statutory rate	35.0%	35.0%
Dividends received deduction and tax-exempt interest	(24.0)	(27.1)
LPT Agreement	(12.8)	(13.3)
Pre-privatization reserve adjustments	(3.3)	(1.2)
Stock based compensation	0.9	—
Other	0.8	0.5
Effective tax rate	(3.4)%	(6.1)%

6. Liability for Unpaid Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the liability for unpaid losses and LAE for the three months ended:

	March 31,
	2010	2009
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,425,658	$2,506,478
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	1,052,505	1,076,350
Net unpaid losses and LAE at beginning of period	1,373,153	1,430,128
Losses and LAE, net of reinsurance, incurred in:
Current period	55,759	77,010
Prior periods	(11,121)	(13,500)
Total net losses and LAE incurred during the period	44,638	63,510
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	4,406	6,800
Prior periods	63,086	58,962
Total net payments for losses and LAE during the period	67,492	65,762
Ending unpaid losses and LAE, net of reinsurance	1,350,299	1,427,876
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,043,628	1,066,678
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,393,927	$2,494,554

Total net losses and LAE included in the above table excludes the impact of the amortization of the deferred reinsurance gain–LPT Agreement (Deferred Gain) (Note 7).

The reduction in the liability for unpaid losses and LAE attributable to insured events for prior periods was $11.1 million and $13.5 million for the three months ended March 31, 2010 and 2009, respectively. The major sources of favorable development in both periods were actual paid losses being less than expected and the impact of new information on selected claim payments and emergence patterns used in the projection of future loss payments.

7. LPT Agreement

The Company is party to a 100% quota share retroactive reinsurance agreement (LPT Agreement) under which $1.5 billion in liabilities for losses and LAE related to claims incurred by EICN prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The initial Deferred Gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The Company amortized $4.4 million and $4.3 million of the Deferred Gain for the three months ended March 31, 2010 and 2009, respectively. Any adjustments to the Deferred Gain are recorded in losses and LAE incurred in the accompanying consolidated statements of income. No adjustments occurred in the current period.  The remaining Deferred Gain was $384.2 million and $388.6 million as of March 31, 2010 and December 31, 2009 respectively, and is included in the accompanying consolidated balance sheets.

8. Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of unrealized gain on investments classified as available-for-sale and unrealized losses on interest rate swap, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income.

	March 31,
	2010	2009
	(in thousands)
Net unrealized gain on investments, before taxes	$134,598	$72,753
Net unrealized loss on interest rate swap, before taxes	(1,560)	(3,353)
Deferred tax expense on net unrealized gains	(47,604)	(24,619)
Total accumulated other comprehensive income, net	$85,434	$44,781

The following table summarizes the changes in the components of total comprehensive income for the three months ended.

	March 31,
	2010	2009
	(in thousands)
Unrealized gains during the period, before taxes	$5,208	$16,408
Less: income tax expense	3,235	5,804
Unrealized gains during the period, net of taxes	1,973	10,604
Less reclassification adjustment:
Realized gains (losses) in net income	540	(2,112)
Income tax expense (benefit)	189	(739)
Reclassification adjustment for gains (losses) realized in net income	351	(1,373)
Other comprehensive income gains	1,622	11,977
Net income	16,097	20,855
Total comprehensive income	$17,719	$32,832

9. Stock-Based Compensation

On March 30, 2010, 406,020 options and 163,660 restricted stock units (RSUs) were awarded to certain officers of the Company. The fair value of the RSUs on the grant date and the per share exercise price of the options was $15.31. The options have a service vesting period of four years and vest 25% on March 30, 2011, and 25% on each of the subsequent three anniversaries of such date.  The options are subject to accelerated vesting in circumstances of death or disability of the holder or in connection with a change of control of the Company. The options expire seven years from the date of grant. The aggregate fair value of the options and RSUs on the date of grant was $2.4 million and $2.5 million, respectively.

During the first quarter of 2010, the EHI Board of Directors certified the performance period results of the performance shares awarded in 2007. Of the 196,071 awards that vested, 58,991 shares of common stock were withheld to satisfy minimum employee tax withholding.

10. Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income applicable to stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilutive impact of all convertible securities on earnings per share. Diluted earnings per share includes shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would have occurred had shares been repurchased from the proceeds of potentially dilutive shares.

The following table presents the net income and the weighted average common shares outstanding used in the earnings per common share calculations for the three months ended.

	March 31,
	2010	2009
	(in thousands, except share data)
Net income available to stockholders—basic and diluted	$16,097	$20,855
Weighted average number of shares outstanding—basic	42,722,452	48,576,655
Effect of dilutive securities:
Performance share awards	—	23,022
Unvested restricted stock units	107,062	13,176
Dilutive potential shares	107,062	36,198
Weighted average number of shares outstanding—diluted	42,829,514	48,612,853

The Company’s outstanding options have been excluded in computing the diluted earnings per share for the three months ended March 31, 2010 and March 31, 2009 because their inclusion would be anti-dilutive.

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I.  Unless otherwise indicated, all references to “we,” “us,” “our,” “the Company” or similar terms refer to Employers Holdings, Inc. (EHI), together with its subsidiaries. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the Securities and Exchange Commission (SEC), including our 2009 Annual Report on Form 10-K for the year ended December 31, 2009 (Annual Report).

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. You should not place undue reliance on these statements, which speak only as of the date of this report. Forward-looking statements include those related to our expected financial position, business, financing plans, litigation, future premiums, revenues, earnings, pricing, investments, business relationships, expected losses, loss reserves, acquisitions, competition, and rate increases with respect to our business and the insurance industry in general. Statements including words such as “expect,” “intend,” “plan,” “believe,” “estimate,” “may,” “anticipate,” “will” or similar statements of a future or forward-looking nature identify forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results, depending on a number of factors. These risks and uncertainties include, but are not limited to, those described in our Annual Report and other documents that we have filed with the SEC.

Overview

We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to select, small businesses in low to medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance in 30 states, with a concentration in California.

We target small businesses, as we believe this market is characterized by fewer competitors, more attractive pricing, and stronger persistency when compared to the U.S. workers’ compensation insurance industry in general. We believe we are able to price our policies at levels which are competitive and profitable. Our underwriting approach is to consistently underwrite small business accounts at an appropriate and competitive price without sacrificing long-term profitability and stability for short-term top-line revenue growth.

We market and sell our workers' compensation insurance products through independent local, regional and national agents and brokers, and through our strategic partnerships and alliances, including our principal partners ADP, Inc. and Anthem Blue Cross.

Revenues

We continue to be affected by the impacts of the most recent economic recession. The pace of recovery remains uncertain and, although it appears to us that the declines in total employment and payroll may have leveled-off, we do not believe the situation will significantly improve in the near-term.

We derive our revenues primarily from two sources: Net Premiums Earned and Net Investment Income.

Net Premiums Earned.  Net premiums Earned decreased 29.0%, or $32.3 million, for the three months ended March 31, 2010, as compared to the same period of 2009. High unemployment and declining hours worked are reflected in our policyholders’ payroll, and have led to declining premiums in most of the states in which we operate. The total payroll of our insureds, upon which we base our premium, declined approximately 7% and 17% for the three and twelve months ended March 31, 2010, respectively. As of March 31, 2010, year-over-year in-force premiums declined 21.3%. Our average annual policy size decreased 16.5% to $8,256 as of March 31, 2010. Similarly, during the three and twelve months ended March 31, 2010, our in-force policy count decreased 2.6% and 5.7%, respectively. Our net rate, defined as total premium in-force divided by total insured payroll, declined approximately 1% and 5% for the three and twelve months ended March 31, 2010. Net rate is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Our total in-force premiums and number of policies in-force for our five largest states and all other states combined are shown in the table below.

	March 31, 2010		December 31, 2009		March 31, 2009		December 31, 2008
State	Premium In-force	Policies In-force	Premium In-force	Policies In-force	Premium In-force	Policies In-force	Premium In-force	Policies In-force
	(dollars in thousands)
California	$176,028	27,721	$180,474	27,812	$197,397	28,037	$203,694	27,942
Florida	22,983	2,182	27,964	2,630	41,201	3,038	46,248	3,115
Nevada	21,355	3,875	24,050	4,119	32,921	4,860	38,971	5,221
Illinois	18,948	799	19,389	801	18,678	745	17,885	689
Wisconsin	18,402	842	24,125	922	31,411	946	29,040	892
Other	97,280	7,582	109,023	7,870	129,509	7,977	129,770	7,740
Total	$354,996	43,001	$385,025	44,154	$451,117	45,603	$465,608	45,599

Our strategic partnerships and alliances generated $72.3 million, or 20.4%, of our in-force premiums as of March 31, 2010, as compared to $77.7 million, or 17.2%, as of March 31, 2009. Percentage increase was primarily due to the higher retention rates for this business than for business produced by our independent agents. We believe that the bundling of services through these relationships has contributed to the higher retention rates. These strategic relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnership and alliance opportunities.

Approximately one-half of our business is generated in California, where we have seen increased net rate on renewal business for 12 consecutive months. We are seeing a steady level of new business submittals and our policy count remains stable.

In April 2009, the Workers’ Compensation Insurance Rating Bureau (WCIRB), which makes rating recommendations in California, submitted a revised recommendation to increase the claims cost benchmark 23.7% effective July 1, 2009. This recommendation was based upon the WCIRB’s evaluation of March 31, 2009 loss experience and included a 16.9% rate increase due to increased medical costs and a 5.8% increase directly attributable to additional costs arising from certain Workers’ Compensation Appeals Board decisions. On July 8, 2009, the California Commissioner of Insurance (California Commissioner) rejected the recommendation of the WCIRB and left the claims cost benchmark unchanged. In August 2009, the WCIRB recommended a 22.8% increase in the claims cost benchmark effective January 1, 2010. This recommendation was based upon the WCIRB’s evaluation of March 31, 2009 loss experience and included a 16.0% rate increase due to increased medical costs and a 5.8% increase directly attributable to expected additional costs arising from Workers’ Compensation Appeals Board decisions.  On November 9, 2009, the California Commissioner again rejected the WCIRB recommendation and left the claims cost benchmark unchanged. On April 16, 2010, the WCIRB submitted an analysis of premium and loss experience as of December 31, 2009, indicating a 21.1% increase in the claims cost benchmark.

We set our own premium rates in California based upon actuarial analysis of current and anticipated loss trends with a goal of maintaining underwriting profitability. We reduced our filed premium rates in California from 2003 through 2008 as a result of favorable loss costs trends originating from the 2003 and 2004 legislative reforms. However, due to recent increasing loss costs, primarily medical cost inflation, we increased our premium rates by a cumulative 25.2% since February 1, 2009.

The following table sets forth the percentage increases to our filed California rates that became effective for new and renewal policies incepting on or after the dates shown.

Effective Date	Premium Rate Change Filed in California

February 1, 2009	10.0%
August 15, 2009	10.5
March 15, 2010	3.0

We have also seen rate reductions and downward pressure on premiums in several of our other states, particularly in Florida and Nevada, which had 6.8% and 6.7% filed rate decreases. The filed rate decrease in Florida was for new and renewal policies incepting on or after January 1, 2010. The filed rate decrease in Nevada was for new and renewal policies incepting on or after March 1, 2010. Furthermore, the recession disproportionately impacted premiums and the number of policies in-force in these states. Classes of small businesses that have been particularly affected include contractors and restaurants. Declining payrolls due to reduced employment and work hours, closures of small businesses and our continued focus on profitable underwriting have contributed to the lower premium revenues.

Premium revenues in 2010 will reflect rate increases in California, rate reductions in several of our other states, including Florida and Nevada, as well as the continued competitive pressures and the impacts of the recession.

Net Investment Income and Realized Gains (Losses) on Investments. Net investment income decreased 8.8%, or $2.1 million, for the three months ended March 31, 2010, as compared to the same period of 2009.

We invest our holding company assets, statutory surplus and the funds supporting our insurance liabilities, including unearned premiums and unpaid losses and loss adjustment expenses (LAE). We invest in fixed maturity securities, equity securities, short-term investments, and cash equivalents. Net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities, less bank service charges and custodial and portfolio management fees. Realized gains and losses on our investments are reported separately from our net investment income. Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are recognized when securities are written down as a result of an other-than-temporary impairment.

We have established a high quality/short duration bias in our investment portfolio with high underlying credit quality of our municipal bond holdings. The performance of our investment portfolio, with its diversified structure and quality bias, has been exceptionally strong and our realized and unrealized losses have been minimal, considering the unprecedented volatility and uncertainty in the financial markets.

Expenses

While we continue to manage our expenses and expect a continued decline in our commission and underwriting and other operating expenses during 2010, we expect upward pressure on the underwriting and other operation expenses ratio to continue until employment and payroll trends improve. While the pace of economic recovery remains uncertain, we believe that we remain well-positioned to grow our business as the economy recovers.

Our expenses consist primarily of the following:

Losses and LAE. Losses and LAE represent our largest expense item and include claim payments made, estimates for future claim payments and changes in those estimates for current and prior periods and costs associated with investigating, defending and adjusting claims. The quality of our financial reporting depends in large part on accurately predicting our losses and LAE, which are inherently uncertain as they are estimates of the ultimate cost of individual claims based on actuarial estimation techniques. In some of our states, we have a short operating history and must rely on a combination of industry experience and our specific experience to establish our best estimate of reserves for losses and LAE. The interpretation of historical data can be impacted by external forces, principally regulatory changes, economic fluctuations and legal trends.

We have established reserves for losses based on our current best estimate of loss costs, taking into consideration medical cost and incurred loss trends. As we continue to gain experience in our newer markets, we rely more on our own loss experience and less on industry experience.

Commission Expense. Commission expense includes direct commissions to our agents and brokers for the premiums that they produce for us. Also included in commission expense are incentive payments, other marketing costs and fees. Commission expense is net of contingent commission income related to the LPT Agreement. Commissions paid to our agents and brokers are deferred and amortized to commission expense in our consolidated statements of income as the premiums generating these commissions are earned. We pay commissions that we believe are competitive with other workers’ compensation insurers.

We are entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit is an amount based on the favorable difference between actual paid losses and loss expenses and expected paid losses and loss expenses under the LPT Agreement. (Loss expenses are deemed to be 7% of total losses paid and are paid to us as compensation for management of the LPT claims.) The reinsurers pay us 30% of any favorable difference in actual amounts paid compared to contractually expected amounts to be paid under the agreement. The calculation of the contingent profit commission is determined every five years beginning June 30, 2004 for the first twenty-five years of the agreement. Conversely, we could be required to return any previously paid contingent profit commission, with interest, in the event of unfavorable differences.

We estimate ultimate contingent profit commission through June 30, 2024 and record it as commission expense.  Increases or decreases in the estimated contingent profit commission are reflected in commission expense in the period that the estimate is revised.

Dividends to Policyholders.  Florida and Wisconsin are administered pricing states where insurance rates are set by state insurance regulators. Rate competition generally is not permitted in these states and, consequently, policyholder dividend programs are an important competitive factor. In Florida and Wisconsin, and to a much more limited extent in several of our other states, we offer dividend programs to eligible policyholders under which a portion of the premium paid by a policyholder may be returned in the form of a dividend. Eligibility for these programs varies based upon the nature of the policyholder’s operations, expected premium paid, loss experience, and existing controls intended to minimize workers’ compensation claims and costs. An estimate of policyholders’ dividends is accrued as the related premiums are earned. Dividends to policyholders do not become a fixed liability until declared by the respective boards of directors of our insurance subsidiaries.

Additionally, Florida statutes require the return of policyholders’ premium pursuant to a formula based on levels of underwriting profitability. If such a return is required, we account for such payments as dividends to policyholders.

Underwriting and Other Operating Expenses. Underwriting and other operating expenses includes the costs to acquire and maintain an insurance policy (excluding commissions) consisting of premium taxes and certain other general expenses that vary with, and are primarily related to, producing new or renewal business. These acquisition costs are deferred and amortized to underwriting and other operating expenses in the consolidated statements of income as the related premiums are earned. Other underwriting expenses consist of changes in estimates of future write-offs of premiums receivable, general administrative expenses such as salaries and benefits, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, fees and assessments of boards, bureaus and assessments of statistical agencies for policy service and administration items such as rating manuals, rating plans, and experience data. Our underwriting and other operating expenses are a reflection of our operating efficiency in producing, underwriting and administering our business. Policy acquisition costs are variable based on premiums earned. However, underwriting and other operating expenses is more fixed in nature and become a larger percentage of net premiums earned as premiums decline.

Interest Expense.  We incur interest expenses on surplus notes and the Second Amended and Restated Secured Credit Facility (Amended Credit Facility). Interest expense is paid quarterly in arrears on the surplus notes. The expense for each interest payment on the surplus notes is based on the three month LIBOR rate plus 405 to 425 basis points. Interest expense on the Amended Credit Facility is paid quarterly in arrears and is based on the 30-day LIBOR rate plus 125 basis points. Additionally, we have an interest rate swap agreement on the Amended Credit Facility.

Results of Operations

Three Months Ended March 31, 2010 and 2009

The following table summarizes our consolidated financial results for the three months ended March 31, 2010 and 2009:

	2010	2009	Increase (Decrease) 2010 Over 2009	Percentage Increase (Decrease) 2010 Over 2009
	(in thousands, except percentages)
Selected Financial Data
Gross premiums written	$82,378	$126,846	$(44,468)	(35.1)%
Net premiums written	79,774	123,429	(43,655)	(35.4)

Net premiums earned	$79,291	$111,600	$(32,309)	(29.0)
Net investment income	21,255	23,306	(2,051)	(8.8)
Realized gains (losses) on investments	540	(2,112)	2,652	n/a
Other income	—	146	(146)	n/a
Total revenues	101,086	132,940	(31,854)	(24.0)

Losses and LAE	40,288	59,162	(18,874)	(31.9)
Commission expense	9,905	13,658	(3,753)	(27.5)
Dividends to policyholders	1,479	2,018	(539)	(26.7)
Underwriting and other operating expenses	32,267	36,484	(4,217)	(11.6)
Interest expense	1,580	1,959	(379)	(19.3)
Income tax (benefit)	(530)	(1,196)	666	n/a
Total expenses	84,989	112,085	(27,096)	(24.2)

Net income	$16,097	$20,855	$(4,758)	(22.8)%

Selected Operating Data
Losses and LAE ratio	50.8%	53.1%	(2.3)
Commission expense ratio	12.5	12.2	0.3
Dividends to policyholders’ ratio	1.9	1.8	0.1
Underwriting and other operating expenses ratio	40.7	32.7	8.0
Combined ratio(1)	105.9	99.8	6.1
Net income before impact of the deferred
reinsurance gain—LPT Agreement(2)	$11,747	$16,507	$(4,760)	(28.8)%

(1)
The combined ratio is calculated by dividing the sum of losses and LAE, commission expense, dividends to policyholders and underwriting and other operating expenses by net premiums earned.  Because we only have one operating segment, holding company expenses are included in our calculation of the combined ratio.

(2)
We define net income before impact of the deferred reinsurance gain—LPT Agreement as net income less:  (a) amortization of deferred reinsurance gain—LPT Agreement and (b) adjustments to LPT Agreement ceded reserves. Deferred reinsurance gain—LPT Agreement reflects the unamortized gain from our LPT Agreement.  Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE.  We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverable, and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income.  Net income before impact of the deferred reinsurance gain—LPT Agreement is not a measurement of financial performance under GAAP, but rather reflects the difference in accounting treatment between statutory and GAAP, and should not be considered in isolation or as an alternative to net income before income taxes and net income or any other measure of performance derived in accordance with GAAP.

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

	March 31,
	2010	2009
	(in thousands)
Net income	$16,097	$20,855
Less impact of the deferred reinsurance gain—LPT Agreement	4,350	4,348
Net income before impact of the deferred reinsurance gain—LPT Agreement	$11,747	$16,507

Our goal is to maintain focus on disciplined underwriting and to continue to pursue profitable growth opportunities across market cycles. The combined ratio is a key operating metric that reflects underwriting profitability. Our combined ratio increased 6.1 percentage points for the three months ended March 31, 2010, to 105.9%, compared to 99.8% for the same period of 2009. This increase was primarily the result of the following.

•
Net premiums earned decreased 29.0% for the three months ended March 31, 2010, compared to the same period of 2009. This decrease reflects the impacts of the recession, high rates of unemployment, declines in our insureds’ payrolls, lower net rates, and our application of disciplined pricing objectives and underwriting guidelines in a highly competitive market. These factors resulted in 5.7% fewer policies in-force, as compared to a year ago, and a lower average policy size.

•
Losses and LAE decreased $18.9 million for the three months ended March 31, 2010, compared to the same period of 2009, primarily due to lower net premiums earned. Additionally, during the three months ended March 31, 2010, favorable prior accident year loss development decreased $2.4 million to $11.1 million, compared to the same period of 2009. Our current accident year loss estimates were 70.3% and 69.0% for the three months ended March 31, 2010 and 2009, respectively.

The table below reflects the losses and LAE reserve adjustments for the three months ended March 31, 2010 and 2009.

	March 31,
	2010	2009
	(in millions)
Prior accident year favorable development, net	$11.1	$13.5

LPT amortization of the deferred reinsurance gain	$4.4	$4.3
LPT reserve favorable change	$—	$—

Excluding the impact from the LPT Agreement, losses and LAE would have been $44.6 million and $63.5 million, or 56.3% and 56.9%, of net premiums earned for the three months ended March 31, 2010 and 2009, respectively.

•
Underwriting and other operating expenses decreased 11.6% for the three months ended March 31, 2010, as compared to the same period in 2009, including restructuring items for both years. We incurred charges of $0.9 million in the first quarter of 2010 related to staffing reductions to adjust our insurance operations to reflect current and expected activity levels. This compared to integration and restructuring charges of $3.8 million for the same period of 2009 related to our acquisition of AmCOMP Incorporated.

Excluding these charges, underwriting and other operating expenses decreased $1.3 million, or 4.1%, for the three months ended March 31, 2010, compared to the same period of 2009. The decrease reflects efforts to manage our expenses during a period of declining premiums. We realized cost savings of $0.9 million in information technology, $0.7 million in compensation, and $0.4 million in general operating expenses. Partially offsetting the decrease was a guarantee fund assessment of $1.0 million in the first quarter of 2010.

•	Commission expense decreased $3.8 million, or 27.5%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily as a result of lower net premiums earned.

•
Dividends to policyholders decreased $0.5 million for the three months ended March 31, 2010, compared to the same period of 2009, due to lower premium levels on dividend policies in Florida and Wisconsin.

In addition to the items noted above that resulted in a combined ratio of 105.9, representing an underwriting loss for the first quarter of 2010, our net income for the quarter was impacted by the following.

•
Net investment income decreased 8.8% for the three months ended March 31, 2010, as compared to the same period of 2009. The decrease was primarily related to a 2.2% decrease in average invested assets for the three months ended March 31, 2010, compared to the same period of 2009. The decrease in our average invested assets was primarily due to repayment of debt and the return of capital to shareholders through share repurchases and shareholder dividends. The average pre-tax book yield on invested assets decreased to 4.3% at March 31, 2010, as compared to 4.6% for the same period of 2009. The tax-equivalent yield on invested assets decreased to 5.5% at March 31, 2010, as compared to 5.6% at March 31, 2009.

•
For the three months ended March 31, 2010, realized gains on investments were $0.5 million, compared to realized losses, which were $2.1 million, for the same period of 2009. The realized losses for the first quarter of 2009 were the result of other-than-temporary impairments on equity securities in our investment portfolio.

•
Interest expense decreased $0.4 million for the three months ended March 31, 2010, compared to the same period of 2009, primarily due to a $50.0 million reduction in the principal balance on the Amended Credit Facility in the fourth quarter of 2009.

•
Income tax benefit decreased $0.7 million for the three months ended March 31, 2010, compared to the same period of 2009. The effective tax rates for the three months ended March 31, 2010 and 2009 were (3.4)% and (6.1)%, respectively. The increase in the effective tax rate was primarily the result of an increase in the non-deductible portion of the vested equity shares issued during the first quarter of 2010 and a decrease in the projected annualized tax-exempt interest for 2010 as compared to 2009. This was partially offset by an increase in non-taxable favorable reserve development related to periods prior to January 1, 2000. Also contributing to the tax benefit rate in both periods were the amortization of the deferred reinsurance gain—LPT Agreement and reserve releases for periods prior to the privatization of the Nevada State Industrial Insurance System, the predecessor to EICN, which were non-taxable.

Overall, net income decreased 22.8% for the three months ended March 31, 2010, compared to the same period of 2009. Net income includes amortization of the deferred reinsurance gain—LPT Agreement of $4.4 million and $4.3 million for the three months ended March 31, 2010 and 2009, respectively. Excluding the impact of the deferred reinsurance gain—LPT Agreement, net income would have been $11.7 million and $16.5 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

Liquidity and Capital Resources

Parent Company. We are a holding company and our ability to fund our operations is contingent upon our insurance subsidiaries’ and their ability to pay dividends. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. We require cash to pay stockholder dividends, repurchase common stock, make interest and principal payments on our outstanding debt obligations, fund our operating expenses, and support our growth strategy.

As of March 31, 2010, the holding company had cash and fixed maturity securities maturing within the next 24 months of $150.9 million. Fifty million dollars of our line of credit is due on or before December 31, 2010 and March 26, 2011, respectively. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, maturing investments, and dividends from our insurance subsidiaries.

During the first quarter of 2010, EICN and EPIC paid EHI dividends of $97.3 million and $14.9 million, respectively.

In November 2009, the EHI Board of Directors (Board of Directors) authorized a share repurchase program for up to $50 million of the Company’s common stock from January 1, 2010 through December 31, 2010 (the 2010 Program). Repurchases under the 2010 Program may be commenced or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time. Through March 31, 2010, we have repurchased 319,719 shares of common stock under the 2010 Program, at the average price of $13.70 per share, including commissions, for a total of $4.4 million.

We entered into the Amended Credit Facility, under which we borrowed $150.0 million, in September 2008. We are currently in compliance with all applicable covenants. The outstanding principal balance at March 31, 2010 was $100.0 million. The Amended Credit Facility is secured by fixed maturity securities and cash and cash equivalents that had a fair value of $134.1 million and $212.6 million at March 31, 2010 and 2009, respectively.

As of March 31, 2010 and 2009, total outstanding debt was $132.0 million and $182.0 million, respectively. Interest and fees on debt obligations totaled $1.6 million for the first three months of 2010, down $0.4 million from the same period of 2009.

Our capital structure is comprised of outstanding debt and stockholders’ equity. As of March 31, 2010, our capital structure consisted of $100.0 million principal balance on our Amended Credit Facility, $32.0 million in surplus notes maturing in 2034, and $893.4 million of stockholders’ equity, including the deferred reinsurance gain—LPT Agreement. Outstanding debt was 12.9% of total capitalization, including the deferred reinsurance gain—LPT Agreement, as of March 31, 2010.

Operating Subsidiaries. The primary sources of cash for our insurance subsidiaries are funds generated from underwriting operations, investment income, and maturing investments. The primary uses of cash are payments of claims and operating expenses, purchases of investments, and payments of dividends to the parent holding company, which are subject to state insurance laws and regulations.

As of March 31, 2010, our insurance subsidiaries had total cash and fixed maturity securities maturing within the next 24 months of $406.9 million. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.

We purchase reinsurance to protect us against the costs of severe claims and catastrophic events. On July 1, 2009, we entered into a new reinsurance program that is effective through June 30, 2010. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized.

We are required by various state laws and regulations to keep securities or letters of credit in depository accounts with the states in which we do business. As of March 31, 2010 and 2009, securities having a fair value of $556.6 million and $592.3 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit and in all cases are restricted or limited to fixed maturity securities. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by us. The fair value of securities held in trust for reinsurance at March 31, 2010 and 2009, was $6.1 million and $7.0 million, respectively.

Cash Flows

We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs making adjustments to our forecasts, as appropriate.

The table below shows our net cash flows for the three months ended:
	March 31,
	2010	2009
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$2,117	$30,776
Investing activities	4,441	(26,974)
Financing activities	(7,807)	(16,264)
Net decrease in cash and cash equivalents	$(1,249)	$(12,462)

Net cash provided by operating activities decreased $28.7 million for the three months ended March 31, 2010, compared to the same period of 2009.

Items increasing net cash provided by operations included:
•	decreased underwriting and other operating expenses paid of $5.7 million; and
•	decreased commission expense paid of $2.8 million.

Items decreasing net cash provided by operations included:
•	decreased net premiums received of $25.5 million;
•	decreased investment income received of $2.1 million;
•	increased losses and LAE paid of $2.3 million; and
•	increased income taxes paid of $7.5 million.

Net cash provided by investing activities was $4.4 million for the three months ended March 31, 2010, compared to $27.0 million of net cash used for the same period of the prior year.

Net cash used in financing activities was $7.8 million for the three months ended March 31, 2010, compared to $16.3 million for the same period in 2009. The majority of cash used by financing activities was to repurchase approximately $4.4 million of our common shares and to pay dividends to stockholders. The year-over-year decrease in cash used by financing activities was primarily due to a reduction in cash used for the repurchase of common stock.

Investments

As of March 31, 2010, the amortized cost of our investment portfolio was $1.89 billion and the fair value was $2.03 billion.

We employ an investment strategy that emphasizes asset quality and considers the durations of fixed maturity securities against anticipated claim payments and expenditures, other liabilities and capital needs. Our investment portfolio is structured so that investments mature periodically in reasonable relation to current expectations of future claim payments. Currently, we make claim payments from positive cash flow from operations and use excess cash to invest in operations, invest in marketable securities, return capital to our stockholders, and fund our growth strategy.

Our investment portfolio, which is classified as available-for-sale, consisted of 96.4% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. As of March 31, 2010, our fixed maturity securities (excluding cash and cash equivalents) had a duration of 5.00. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds. However, our investment strategy balances consideration of duration, yield and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be “AA”. As of March 31, 2010, our fixed maturity securities portfolio had an average quality of “AA+” using ratings assigned by Standard & Poor’s with approximately 74.8% of the market value rated “AA” or better.

We carry our portfolio of equity securities on our balance sheet at fair value.  In order to minimize our exposure to equity price risk and the resulting increases and decreases to our assets, we invest primarily in equity securities of mid-to-large capitalization issuers and seek to diversify our equity holdings across several industry sectors. At March 31, 2010, the equity allocation of our investment portfolio was 3.6%.

Given the economic uncertainty and continued market volatility, we believe our asset allocation best meets our strategy to preserve capital for policyholders, provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

Our overall investment philosophy is to maximize total investment returns within the constraints of prudent portfolio management. The asset allocation is reevaluated by the Finance Committee of the Board of Directors on a quarterly basis. We employ Conning Asset Management (Conning) to act as our independent investment manager. Conning follows our written investment guidelines based upon strategies approved by the Board of Directors. In addition to the construction and management of the portfolio, we utilize the investment advisory services of Conning. These services include investment accounting and company modeling using Dynamic Financial Analysis (DFA). The DFA tool is utilized to develop portfolio targets and objectives, which in turn are used in constructing an optimal portfolio.

The following table shows the fair value, the percentage of the fair value to total investments and the tax equivalent yield based on the fair value of each category of invested assets as of March 31, 2010.

Category	Fair Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasury securities	$140,344	6.9%	3.8%
U.S. Agency securities	123,806	6.1	4.3
States and municipalities	1,022,856	50.5	5.8
Corporate securities	359,215	17.7	5.8
Residential mortgage-backed securities	265,712	13.1	5.7
Commercial mortgage-backed securities	29,852	1.4	5.2
Asset-backed securities	13,325	0.7	5.3
Equity securities	72,314	3.6	4.4
Total	$2,027,424	100.0%
Weighted average yield			5.5%

The following table shows the Standard & Poor’s ratings distribution of our fixed maturity securities portfolio as of March 31, 2010 as a percentage of total market value:

Rating	Percentage of Total Market Value

“AAA”	39.2%
“AA”	35.6
“A”	19.7
“BBB”	5.2
Other	0.3
Total	100%

We regularly assess individual securities as part of our ongoing portfolio management. Each security in an unrealized loss position is reviewed to determine whether the impairment is other-than-temporary. Factors considered in determining whether a decline is other-than-temporary include the length of time and the extent to which fair value has been below cost, historical and projected financial performance and near-term prospects of the issuer, the outlook for the issuer’s industry sector, credit rating and macro-economic changes and our intent on not selling the security. We also make a determination as to whether it is not more likely than not that we will be required to sell the security before its fair value recovers above cost, or to maturity.

Based on our review of fixed maturity and equity securities we believe that we have appropriately identified the declines in the fair values of our unrealized losses at March 31, 2010. We determined that the remaining unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. We also determined that the remaining unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and the near term prospects of the issuers.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of our investments at March 31, 2010, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At March 31, 2010
Fixed maturity securities
U.S. Treasuries	$134,007	$6,452	$(115)	$140,344
U.S. Agencies	116,830	6,976	—	123,806
States and municipalities	976,487	48,119	(1,750)	1,022,856
Corporate	335,075	24,395	(255)	359,215
Residential mortgaged-backed securities	249,126	17,191	(605)	265,712
Commercial mortgaged-backed securities	28,749	1,103	—	29,852
Asset-backed securities	12,449	876	—	13,325
Total fixed maturity securities	1,852,723	105,112	(2,725)	1,955,110

Equity securities
Consumer goods	14,421	9,121	(4)	23,538
Energy and utilities	4,715	4,884	—	9,599
Financial	6,868	3,619	(5)	10,482
Technology and communications	7,929	8,130	(26)	16,033
Industrial and other	6,170	6,492	—	12,662
Total equity securities	40,103	32,246	(35)	72,314
Total investments	$1,892,826	$137,358	$(2,760)	$2,027,424

Contractual Obligations and Commitments

The following table identifies our long-term debt and contractual obligations as of March 31, 2010:

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5-Years
	(in thousands)
Operating leases	$36,356	$5,953	$14,522	$8,636	$7,245
Purchased liabilities	3,553	1,547	2,006	—	—
Notes payable(1)	168,224	52,921	53,017	2,842	59,444
Capital leases	2,956	609	1,912	435	—
Losses and LAE reserves (2)(3)	2,393,927	246,193	308,638	211,198	1,627,898
Total contractual obligations	$2,605,016	$307,223	$380,095	$223,111	$1,694,587

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense that is based on LIBOR rates plus a margin.  The estimated interest expense was based on the contractual obligations of the debt outstanding as of March 31, 2010.  The interest rates range from 1.50% to 4.54%.

(2)	The losses and LAE reserves are presented gross of our reinsurance recoverables on unpaid losses, which are as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5-Years
	(in thousands)
Reinsurance recoverables	$(1,043,628)	$(43,721)	$(87,774)	$(85,477)	$(826,656)

(3)
Estimated losses and LAE reserve payment patterns have been computed based on historical information. As a result, our calculation of losses and LAE reserve payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our reserving process, see “—Critical Accounting Policies-Reserves for Losses and LAE.” Actual payments of losses and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of losses and LAE reserves vary from actual ultimate claims amounts as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

These unaudited interim consolidated financial statements include amounts based on informed estimates and judgments of management for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Management believes that the estimates and judgments that were most critical to the preparation of the financial statements involved the following: (a) reserves for losses and loss adjustment expenses; (b) reinsurance recoverables; (c) recognition of premium income; (d) deferred income taxes; (e) valuation of investments; and (f) goodwill and intangible asset impairment. These estimates and judgments require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. Our accounting policies are discussed under “Critical Accounting Policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Additional information regarding our accounting policy for reserves for loss and LAE and reinsurance recoverables follows.

Reserves for Losses and LAE

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

The three main components of our reserves for unpaid losses and LAE are case reserves, incurred but not reported (IBNR) reserves, and LAE reserves.

Case reserves are estimates of future claim payments based upon periodic case-by-case evaluations and the judgment of our claims adjusting staff, as applied at the individual claim level. Our claims examiners determine these case reserves for reported claims on a claim-by-claim basis, based on the examiner’s judgment and experience and on our case reserving practices. We update and monitor our case reserves frequently to appropriately reflect current information.

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

LAE reserves are our estimates of the diagnostic, legal, administrative and other similar expenses that we will pay in the future to manage claims that have occurred on or before the balance sheet date. LAE reserves are established in the aggregate, rather than on a claim-by-claim basis.

A portion of our losses and LAE obligations are ceded to unaffiliated reinsurers. We establish our losses and LAE reserves both gross and net of ceded reinsurance. The determination of the amount of reinsurance that will be recoverable on our losses and LAE reserves includes both the reinsurance recoverable from our excess of loss reinsurance policies, as well as reinsurance recoverable under the terms of the LPT Agreement. Our reinsurance arrangements also include an intercompany pooling arrangement between our insurance subsidiaries whereby each of the subsidiaries cedes some of its premiums, losses, and LAE to the other. This intercompany pooling arrangement does not affect our consolidated financial statements.

Our reserve for unpaid losses and LAE (gross and net), as well as the above-described main components of such reserves were as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Case reserves	$909,355	$915,378
IBNR	1,175,757	1,198,019
LAE	308,815	312,261
Gross unpaid losses and LAE	2,393,927	2,425,658
Less: Reinsurance recoverables on unpaid losses and LAE, gross	1,043,628	1,052,505
Net unpaid losses and LAE	$1,350,299	$1,373,153

Actuarial methodologies are used by workers’ compensation insurance companies, including us, to analyze and estimate the aggregate amount of unpaid losses and LAE. As mentioned above, management considers the results of various actuarial projection methods and their underlying assumptions, among other factors, in establishing reserves for unpaid losses and LAE.

Judgment is required in the actuarial estimation of unpaid losses and LAE. The judgment includes the selection of methodologies to project the ultimate cost of claims, the selection of projection parameters based on historical company data, industry data, and other benchmarks, the identification and quantification of potential changes in parameters from historical levels to current and future levels due to changes in future claims development expectations caused by internal or external factors, and the weighting of differing reserve indications that result from alternative methods and assumptions. The adequacy of our ultimate loss reserves, which are based on estimates, is inherently uncertain and represents a significant risk to our business, which we attempt to mitigate through our claims management process and by monitoring and reacting to statistics relating to the cost and duration of claims. However, no assurance can be given as to whether the ultimate liability will be more or less than our loss reserve estimates.

We retain an independent actuarial consulting firm (Consulting Actuary) to perform comprehensive studies of our losses and LAE liability on a semi-annual basis. The role of the Consulting Actuary is to conduct sufficient analyses to produce a range of reasonable estimates, as well as a point estimate, of our unpaid losses and LAE liability, and to present those results to our actuarial staff and to management.

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

Both the Consulting Actuary and internal actuarial staff select and apply a variety of generally accepted actuarial methods to our data. The methods vary in their responsiveness to different information, characteristics and dynamics in the data, and thus the results of the various methods assist in considering these characteristics and dynamics in the historical data. The methods employed for each segment of claims data, and the relative weight accorded to each method, vary depending on the nature of the claims segment, and on the age of the claims.

Management along with internal actuarial staff and the Consulting Actuary separately analyze LAE and estimate unpaid LAE. These analyses rely primarily on examining the relationship between the aggregate amounts that have been spent on LAE historically, as compared to the volume of claims activity for the corresponding historical calendar periods. The portion of unpaid LAE that will be recoverable from reinsurers is estimated based on the contractual reinsurance terms.

Based on the results of the analyses conducted, the stability of the historical data, and the characteristics of the various claims segments analyzed, the Consulting Actuary selects a range of estimated unpaid losses and LAE and a point estimate of unpaid losses and LAE for presentation to internal actuarial staff and management. The selected range is intended to represent the range in which it is most likely that the ultimate losses will fall. This range is narrower than the range of indications produced by the individual methods applied because it is not likely that the high or low result will emerge for every claim segment and accident year. The Consulting Actuary’s point estimate of unpaid losses and LAE is based on a judgmental selection for each benefit type from within the range of results indicated by the different actuarial methods.

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

Management determines the IBNR and LAE components of our loss reserves by establishing a point in the range of the Consulting Actuary's most recent analysis of unpaid losses and LAE. The selection of the point is based on management’s own view of recent and future claim emergence patterns, payment patterns, and trends information obtained from internal actuarial staff pertaining to:

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

The following table provides a reconciliation of the beginning and ending loss reserves on a GAAP basis:

	For Three Months Ended March 31, 2010	For the Year Ended December 31, 2009
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,425,658	$2,506,478
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	1,052,505	1,076,350
Net unpaid losses and LAE at beginning of period	1,373,153	1,430,128
Losses and LAE, net of reinsurance, incurred in:
Current period	55,759	283,827
Prior periods	(11,121)	(51,359)
Total net losses and LAE incurred during the period	44,638	232,468
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	4,406	74,944
Prior periods	63,086	214,499
Total net payments for losses and LAE during the period	67,492	289,443
Ending unpaid losses and LAE, net of reinsurance	1,350,299	1,373,153
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,043,628	1,052,505
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,393,927	$2,425,658

Estimates of incurred losses and LAE attributable to insured events of prior years have decreased due to continued favorable development in such prior accident years (actual losses and LAE paid and current projections of unpaid losses and LAE were less than we originally anticipated).

The major sources of favorable development include: (a) actual paid losses that have been less than expected, and (b) the impact of new information on selected patterns of claims emergence and claims payment used in the projection of future loss payments. New information includes our own information regarding the patterns of claim emergence, development and payment that have been observed in the most recent periods, and external information regarding the workers’ compensation environments in the states in which we operate.

We may adjust our reserves based on the results of our reviews and these adjustments could be significant. Any changes in our estimates are reflected in our results of operations during the period in which they are made. Our overall actual claims and LAE experience and emergence in recent years have been more favorable than anticipated in prior evaluations. Our insurance subsidiaries have been operating in a period of drastically changing environmental conditions in our major markets, entry into new markets, and operational changes. During periods characterized by such changes, at each evaluation, the actuaries and management must make judgments as to the relative weight to accord to long-term historical and recent company data, external data, evaluations of environmental and operational changes and other factors in selecting the methods to use in projecting ultimate losses and LAE, the parameters to incorporate in those methods, and the relative weights to accord to the different projection indications. Since the loss reserves are providing for claim payments that will emerge over many years, if management’s projections and loss reserves were established in a manner that reacted quickly to each new emerging trend in the data or in the environment, there would be a high likelihood that future adjustments, perhaps significant in magnitude, would be required to correct for trends that turned out not to be persistent. At each evaluation, management has given weight to new data, recent indications, and evaluations of environmental conditions and changes that implicitly reflect management’s expectation as to the degree to which the future will resemble the most recent information and most recent changes, as compared with long-term claim payment, claims emergence, and claim cost inflation patterns.

It is likely that ultimate losses and LAE will differ from the loss reserves recorded in our March 31, 2010 consolidated balance sheet. Actual losses and LAE payments could be greater or less than our projections, perhaps significantly.

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

Loss Portfolio Transfer Agreement (LPT Agreement)

Under the LPT Agreement, $1.525 billion in liabilities for incurred but unpaid losses and LAE related to claims incurred by EICN prior to July 1, 1995 was ceded for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were approximately $878.5 million and $888.4 million as of March 31, 2010 and December 31, 2009, respectively. Losses and LAE paid with respect to the LPT Agreement totaled approximately $499.0 million and $489.0 million as of March 31, 2010 and December 31, 2009, respectively.

We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain was recorded as a liability in our consolidated balance sheets. This gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. In addition, we are entitled to receive a contingent commission under the LPT Agreement. The contingent commission is estimated based on both actual results to date and projections of expected ultimate losses under the LPT Agreement. Increases and decreases in the estimated contingent commission are reflected in our commission expense in the period that the estimate is revised.

New Accounting Standards

In January 2010, the Financial Accounting Standards Board issued Update Number 2010-06, Improving Disclosures about Fair Value Measurements to Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures. The update changes fair value disclosures by requiring: (a) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers; and (b) separate information about purchases, sales, issuances, and settlements of Level 3 fair value measurements. The update clarifies existing disclosures by requiring: (a) fair value measurement disclosures for each class of assets and liabilities; and (b) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. As required, we plan to present the disclosures regarding the purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements for fiscal periods beginning after December 15, 2010. We adopted the standard that required disclosures for fiscal periods beginning after December 15, 2009 (See Note 4 of the accompanying quarterly financial statements).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk and equity price risk and are described in detail in our Annual Report. We have not experienced any material changes in market risk since December 31, 2009.

The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of March 31, 2010, our fixed maturity securities portfolio had a duration of 5.00. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk since December 31, 2009 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the financial statements contained in this Form 10-Q.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the rules and forms specified by the SEC.

There have not been any changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item1.  Legal Proceedings

From time to time, the Company is involved in pending and threatened litigation in the normal course of business in which claims for monetary damages are asserted. In the opinion of management, the ultimate liability, if any, arising from such pending or threatened litigation is not expected to have a material effect on our results of operations, liquidity or financial position.

Item 1A.  Risk Factors

We have disclosed in our Annual Report the most significant risk factors that can impact year-to-year comparisons and that may affect the future performance of the Company’s business. On a quarterly basis, we review these disclosures and update the risk factors, as appropriate. As of the date of this report, there have been no material changes to the risk factors described in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchase of our common stock for the three months ended March 31, 2010:

Period	Total Numbers of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program(2)
				(millions)
January 1—January 31, 2010	239,719	$13.77	239,719	$46.7
February 1—February 28, 2010	80,000	13.51	80,000	45.6
March 1—March 31, 2010	—	—	—	45.6
Total 2010 Repurchase	319,719	$13.70	319,719

(1)	Includes fees and commissions paid on stock repurchases.

(2)
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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of William E. Yocke Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of William E. Yocke Pursuant to Section 906	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	May 6, 2010	By:		/s/ DOUGLAS D. DIRKS
			Name:	Douglas D. Dirks
			Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2010	By:		/s/ WILLIAM E. YOCKE
			Name:	William E. Yocke
			Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)