Form 10-Q
period 2010-06-30
Employers Holdings, Inc.
filed 2010-08-05
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2010

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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	July 30, 2010
Common Stock, $0.01 par value per share	41,053,015 shares outstanding

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share data)
	As of June 30, 2010	As of December 31, 2009
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $1,815,419 at June 30, 2010 and $1,859,074 at December 31, 2009)	$1,947,757	$1,960,292
Equity securities at fair value (cost $40,103 at June 30, 2010 and $39,936 at December 31, 2009)	64,579	69,268
Total investments	2,012,336	2,029,560

Cash and cash equivalents	193,149	191,572
Accrued investment income	22,535	23,055
Premiums receivable, less bad debt allowance of $9,217 at June 30, 2010 and $9,879 at December 31, 2009	109,377	119,976
Reinsurance recoverable for:
Paid losses	12,900	13,673
Unpaid losses, less allowance of $1,269 at June 30, 2010 and $1,335 at December 31, 2009	1,031,947	1,051,170
Funds held by or deposited with reinsureds	80,094	82,339
Deferred policy acquisition costs	32,950	33,695
Federal income taxes recoverable	8,489	4,092
Deferred income taxes, net	28,069	43,502
Property and equipment, net	14,011	13,059
Intangible assets, net	14,237	15,442
Goodwill	36,192	36,192
Other assets	17,956	19,326
Total assets	$3,614,242	$3,676,653

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,359,362	$2,425,658
Unearned premiums	154,660	158,577
Policyholders’ dividends accrued	6,631	7,958
Total claims and policy liabilities	2,520,653	2,592,193

Commissions and premium taxes payable	18,352	20,763
Accounts payable and accrued expenses	19,808	19,033
Deferred reinsurance gain—LPT Agreement	379,852	388,574
Notes payable	132,000	132,000
Other liabilities	22,314	25,691
Total liabilities	$3,092,979	$3,178,254

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,772,585 and 53,563,299 shares issued and 41,663,521 and 42,908,165 shares outstanding at June 30, 2010, and December 31, 2009, respectively	538	536
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	312,007	311,282
Retained earnings	293,971	266,491
Accumulated other comprehensive income, net	100,361	83,812
Treasury stock, at cost (12,109,064 shares at June 30, 2010 and 10,655,134 shares at December 31, 2009)	(185,614)	(163,722)
Total stockholders’ equity	521,263	498,399
Total liabilities and stockholders’ equity	$3,614,242	$3,676,653

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	(unaudited)
Net premiums earned	$78,235	$104,381	$157,526	$215,981
Net investment income	20,648	23,064	41,903	46,370
Realized gains (losses) on investments, net	352	(392)	892	(2,504)
Other income	207	59	207	205
Total revenues	99,442	127,112	200,528	260,052

Expenses
Losses and loss adjustment expenses	45,045	54,100	85,333	113,262
Commission expense	9,176	13,229	19,081	26,887
Dividends to policyholders	323	1,861	1,802	3,879
Underwriting and other operating expenses	25,143	32,452	57,410	68,936
Interest expense	1,620	1,825	3,200	3,784
Total expenses	81,307	103,467	166,826	216,748

Net income before income taxes	18,135	23,645	33,702	43,304
Income tax expense	1,636	3,300	1,106	2,104
Net income	$16,499	$20,345	$32,596	$41,200

Earnings per common share (Note 10):
Basic	$0.39	$0.44	$0.76	$0.87
Diluted	$0.39	$0.44	$0.76	$0.87
Cash dividends declared per common share	$0.06	$0.06	$0.12	$0.12

Net realized gains (losses) on investments
Net realized gains (losses) on investments before credit related impairments on fixed maturity securities	$352	$(264)	$892	$(583)

Other than temporary impairment, credit losses recognized in earnings	—	(128)	—	(1,921)
Portion of impairment recognized in other comprehensive income	—	—	—	—
Realized gains (losses) on investments, net	$352	$(392)	$892	$(2,504)

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)
	Six Months Ended
	June 30,
	2010	2009
Operating activities	(unaudited)
Net income	$32,596	$41,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,864	5,710
Stock-based compensation	1,950	2,037
Amortization of premium on investments, net	3,150	2,200
Allowance for doubtful accounts	(728)	1,414
Deferred income tax expense	4,348	3,862
Realized (gains) losses on investments, net	(892)	2,504
Realized losses on retirement of assets	106	60
Change in operating assets and liabilities:
Accrued investment income	520	182
Premiums receivable	11,261	3,461
Reinsurance recoverable on paid and unpaid losses	20,062	19,833
Funds held by or deposited with reinsureds	2,245	2,578
Federal income taxes	(4,397)	5,042
Unpaid losses and loss adjustment expenses	(66,296)	(36,031)
Unearned premiums	(3,917)	(8,161)
Accounts payable, accrued expenses and other liabilities	(3,241)	(3,808)
Deferred reinsurance gain – LPT Agreement	(8,722)	(8,709)
Other	(1,670)	7,349
Net cash (used in) provided by operating activities	(9,761)	40,723

Investing activities
Purchase of fixed maturities	(63,285)	(129,101)
Purchase of equity securities	(455)	(154)
Proceeds from sale of fixed maturities	60,590	38,024
Proceeds from sale of equity securities	568	3,276
Proceeds from maturities and redemptions of investments	43,812	101,463
Cash paid for acquisition, net of cash and cash equivalents acquired	—	(100)
Capital expenditures and other, net	(1,661)	(2,880)
Net cash provided by investing activities	39,569	10,528

Financing activities
Acquisition of treasury stock	(21,892)	(31,290)
Cash transactions related to stock-based compensation	(1,229)	(123)
Dividends paid to stockholders	(5,110)	(5,700)
Net cash used in financing activities	(28,231)	(37,113)

Net increase in cash and cash equivalents	1,577	14,138
Cash and cash equivalents at the beginning of the period	191,572	202,893
Cash and cash equivalents at the end of the period	$193,149	$217,031

See accompanying unaudited notes to consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Employers Holdings, Inc. (EHI) is a holding company and through its four wholly-owned insurance subsidiaries, Employers Insurance Company of Nevada (EICN), Employers Compensation Insurance Company (ECIC), Employers Preferred Insurance Company (EPIC), and Employers Assurance Company (EAC), is engaged in the commercial property and casualty insurance industry, specializing in workers’ compensation products and services.  EICN, domiciled in Nevada, ECIC, domiciled in California, and EPIC and EAC, both domiciled in Florida, provide insurance to employers against liability for workers’ compensation claims in 30 states and the District of Columbia.  Unless otherwise indicated, all references to the “Company” refer to EHI, together with its subsidiaries.

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

2. New Accounting Standards

In January 2010, the Financial Accounting Standards Board issued Update Number 2010-06, Improving Disclosures about Fair Value Measurements to Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures. The update changes fair value disclosures by requiring: (a) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers; and (b) separate information about purchases, sales, issuances, and settlements of Level 3 fair value measurements. The update clarifies existing disclosures by requiring: (a) fair value measurement disclosures for each class of assets and liabilities; and (b) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The Company adopted the standard that required disclosures for fiscal periods beginning after December 15, 2009 (Note 4). The adoption of these requirements did not have a material impact on the consolidated financial statements. As required, the Company will present the disclosures regarding the purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements for fiscal periods beginning after December 15, 2010.

3. Investments

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At June 30, 2010	(in thousands)
Fixed maturity securities
U.S. Treasuries	$143,601	$11,858	$—	$155,459
U.S. Agencies	111,828	8,357	—	120,185
States and municipalities	953,073	59,375	(768)	1,011,680
Corporate	338,230	31,869	(454)	369,645
Residential mortgage-backed securities	229,290	20,468	(402)	249,356
Commercial mortgage-backed securities	27,357	1,154	—	28,511
Asset-backed securities	12,040	881	—	12,921
Total fixed maturity securities	1,815,419	133,962	(1,624)	1,947,757

Equity securities
Consumer goods	14,421	6,632	(120)	20,933
Energy and utilities	4,715	3,462	—	8,177
Financial	6,868	2,348	(162)	9,054
Technology and communications	7,928	7,676	(237)	15,367
Industrial and other	6,171	4,902	(25)	11,048
Total equity securities	40,103	25,020	(544)	64,579
Total investments	$1,855,522	$158,982	$(2,168)	$2,012,336

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2009	(in thousands)
Fixed maturity securities
U.S. Treasuries	$140,269	$6,366	$(171)	$146,464
U.S. Agencies	117,844	7,125	—	124,969
States and municipalities	979,364	50,600	(1,687)	1,028,277
Corporate	314,692	23,335	(417)	337,610
Residential mortgage-backed securities	265,056	15,697	(790)	279,963
Commercial mortgage-backed securities	29,407	391	(24)	29,774
Asset-backed securities	12,442	793	—	13,235
Total fixed maturity securities	1,859,074	104,307	(3,089)	1,960,292

Equity securities
Consumer goods	14,421	8,069	(6)	22,484
Energy and utilities	4,715	5,067	—	9,782
Financial	6,613	2,861	(74)	9,400
Technology and communications	7,930	7,686	(15)	15,601
Industrial and other	6,257	5,758	(14)	12,001
Total equity securities	39,936	29,441	(109)	69,268
Total investments	$1,899,010	$133,748	$(3,198)	$2,029,560

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$153,692	$156,146
Due after one year through five years	475,656	509,944
Due after five years through ten years	547,876	597,821
Due after ten years	369,508	393,058
Mortgage and asset-backed securities	268,687	290,788
Total	$1,815,419	$1,947,757

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of June 30, 2010 and December 31, 2009.

	June 30, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Estimated Unrealized Losses
Fixed maturity securities	(in thousands)
States and municipalities	$23,440	$(371)	$11,585	$(397)	$35,025	$(768)
Corporate	5,829	(439)	3,551	(15)	9,380	(454)
Residential mortgage-backed securities	—	—	3,890	(402)	3,890	(402)
Total fixed maturity securities	29,269	(810)	19,026	(814)	48,295	(1,624)

Equity securities
Consumer goods	951	(120)	—	—	951	(120)
Financial	1,669	(162)	—	—	1,669	(162)
Technology and communications	2,185	(237)	—	—	2,185	(237)
Industrial and other	342	(25)	—	—	342	(25)
Total equity securities	5,147	(544)	—	—	5,147	(544)
Total investments	$34,416	$(1,354)	$19,026	$(814)	$53,442	$(2,168)

	December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Estimated Unrealized Losses
Fixed maturity securities	(in thousands)
U.S. Treasuries	$10,922	$(171)	$—	$—	$10,922	$(171)
States and municipalities	45,939	(889)	15,715	(798)	61,654	(1,687)
Corporate	21,238	(312)	5,506	(105)	26,744	(417)
Residential mortgage-backed securities	28	—	4,164	(790)	4,192	(790)
Commercial mortgage-backed securities	1,998	(24)	—	—	1,998	(24)
Total fixed maturity securities	80,125	(1,396)	25,385	(1,693)	105,510	(3,089)

Equity securities
Consumer goods	79	(6)	—	—	79	(6)
Financial	1,271	(74)	—	—	1,271	(74)
Technology and communications	270	(15)	—	—	270	(15)
Industrial and other	214	(14)	—	—	214	(14)
Total equity securities	1,834	(109)	—	—	1,834	(109)
Total investments	$81,959	$(1,505)	$25,385	$(1,693)	$107,344	$(3,198)

Based on reviews of the fixed maturity securities, the Company determined that unrealized losses as of June 30, 2010 and 2009 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair values were less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers and the Company’s intent on not selling the securities and a determination was made that it is not more likely than not that the Company will be required to sell the securities until fair value recovers above cost, or to maturity.

Based on reviews of the equity securities as of June 30, 2010, the Company determined that the unrealized losses as of that date were not considered to be other-than-temporary due to the financial condition and near term prospects of the issuers. Based on reviews of the equity securities as of June 30, 2009, the Company recognized total impairments of $1.9 million in the fair values of 26 equity securities as of that date because of the severity and duration of the change in fair values of those securities.

Net realized gains (losses) and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Net realized gains (losses)
Fixed maturity securities	$352	$(263)	$612	$(422)
Equity securities	—	(129)	280	(1,908)
Short-term investments	—	—	—	(174)
Total	$352	$(392)	$892	$(2,504)

Change in unrealized gains (losses)
Fixed maturity securities	$29,951	$5,153	$31,120	$26,916
Equity securities	(7,735)	8,105	(4,856)	4,186
Short-term investments	—	(120)	—	41
Total	$22,216	$13,138	$26,264	$31,143

Net investment income was as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Fixed maturity securities	$20,998	$22,901	$42,358	$45,348
Equity securities	348	354	681	727
Short-term investments and cash equivalents	(110)	512	66	1,605
	21,236	23,767	43,105	47,680
Investment expenses	(588)	(703)	(1,202)	(1,310)
Net investment income	$20,648	$23,064	$41,903	$46,370

The Company is required by various state laws and regulations to keep securities or letters of credit on deposit in depository accounts with the states in which we do business. As of June 30, 2010 and December 31, 2009, securities having a fair value of $565.1 million and $554.2 million, respectively, were on deposit.  These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit. In all states the deposits are limited to fixed maturity securities. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of securities held in trust for reinsurance at June 30, 2010 and December 31, 2009 was $6.0 million and $6.1 million, respectively.

4. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments as of June 30, 2010, are as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets
Investments	$2,012,336	$2,012,336
Cash and cash equivalents	193,149	193,149
Financial liabilities
Notes payable	132,000	132,000
Derivative	(810)	(810)

As of December 31, 2009, the estimated fair value of the Company's financial instruments was equal to the carrying value.

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
Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement and involve management judgment. The fair values of certain privately held or thinly traded securities are determined using internal analytical methods based on the best information available.

Valuation of Investments. For investments that have quoted market prices in active markets, the Company uses the unadjusted quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. When quoted market prices are unavailable, the Company estimates fair value based on objectively verifiable information, if available. The fair value estimates determined by using objectively verifiable information are included in the amount disclosed in Level 2 of the hierarchy. If quoted market prices and an estimate determined by using objectively verifiable information are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. The Company bases all of its estimates of fair value for assets on the bid price as that represents what a third party market participant would be willing to pay in an arm’s length transaction. The valuation methods used by the Company, by type of investment, are described below.

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

The following table presents the items on the accompanying consolidated balance sheets that are stated at fair value and the fair value measurements.

	Level 1	Level 2	Level 3
At June 30, 2010	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$155,459	$—
U.S. Agencies	—	120,185	—
States and municipalities	—	1,011,680	—
Corporate	—	369,645	—
Residential mortgage-backed securities	—	249,356	—
Commercial mortgage-backed securities	—	28,511	—
Asset-backed securities	—	12,921	—
Total fixed maturity securities	$—	$1,947,757	$—

Equity securities
Consumer goods	$20,933	$—	$—
Energy and utilities	8,177	—	—
Financial	9,054	—	—
Technology and communications	15,367	—	—
Industrial and other	11,048	—	—
Total equity securities	$64,579	$—	$—

Derivatives
Other liabilities	$—	$(810)	$—

	Level 1	Level 2	Level 3
At December 31, 2009	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$146,464	$—
U.S. Agencies	—	124,969	—
States and municipalities	—	1,028,277	—
Corporate	—	337,610	—
Residential mortgage-backed securities	—	279,963	—
Commercial mortgage-backed securities	—	29,774	—
Asset-backed securities	—	13,235	—
Total fixed maturity securities	$—	$1,960,292	$—

Equity securities
Consumer goods	$22,484	$—	$—
Energy and utilities	9,782	—	—
Financial	9,400	—	—
Technology and communications	15,601	—	—
Industrial and other	12,001	—	—
Total equity securities	$69,268	$—	$—

Derivatives
Other liabilities	$—	$(2,180)	$—

5. Income Taxes

Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. During the six months ended June 30, 2010 and 2009, the Company recognized net income before taxes of $33.7 million and $43.3 million and an income tax expense of $1.1 million and $2.1 million, yielding effective tax rates of 3.3% and 4.9%, respectively. The following is a reconciliation of the federal statutory income tax rates to the Company’s effective tax rates.

	Six Months Ended June 30,
	2010	2009
Expense computed at statutory rate	35.0%	35.0%
Dividends received deduction and tax-exempt interest	(20.3)	(20.5)
LPT Agreement	(10.7)	(10.1)
Pre-privatization reserve adjustments	(2.3)	(0.9)
Stock based compensation	0.5	0.2
Other	1.1	1.2
	3.3%	4.9%

6. Liability for Unpaid Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the liability for unpaid losses and LAE for the six months ended:

	June 30,
	2010	2009
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,425,658	$2,506,478
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	1,052,505	1,076,350
Net unpaid losses and LAE at beginning of period	1,373,153	1,430,128
Losses and LAE, net of reinsurance, incurred in:
Current period	110,697	151,142
Prior periods	(16,642)	(29,171)
Total net losses and LAE incurred during the period	94,055	121,971
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	18,152	24,867
Prior periods	122,910	114,655
Total net payments for losses and LAE during the period	141,062	139,522
Ending unpaid losses and LAE, net of reinsurance	1,326,146	1,412,577
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,033,216	1,057,870
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,359,362	$2,470,447

Total net losses and LAE included in the above table excludes the impact of the amortization of the deferred reinsurance gain–LPT Agreement (Deferred Gain) (Note 7).

The reduction in the liability for unpaid losses and LAE attributable to insured events for prior periods was $16.6 million and $29.2 million for the six months ended June 30, 2010 and 2009, respectively. The major sources of favorable development in both periods were actual paid losses being less than expected and the impact of new information on selected claim payments and emergence patterns used in the projection of future loss payments.

7. LPT Agreement

The Company is party to a 100% quota share retroactive reinsurance agreement (LPT Agreement) under which $1.5 billion in liabilities for losses and LAE related to claims incurred by EICN prior to July 1, 1995, were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The initial Deferred Gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The Company amortized $4.4 million of the Deferred Gain for both the three months ended June 30, 2010 and 2009, and amortized $8.7 million of the Deferred Gain for both the six months ended June 30, 2010 and 2009. Any adjustments to the Deferred Gain are recorded in losses and LAE incurred in the accompanying consolidated statements of income. No adjustments occurred in the current period.  The remaining Deferred Gain was $379.9 million and $388.6 million as of June 30, 2010 and December 31, 2009, respectively, and is included in the accompanying consolidated balance sheets.

8. Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of unrealized gain on investments classified as available-for-sale and unrealized losses on interest rate swap, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income.

	June 30,
	2010	2009
	(in thousands)
Net unrealized gain on investments, before taxes	$156,814	$85,891
Net unrealized loss on interest rate swap, before taxes	(810)	(2,724)
Deferred tax expense on net unrealized gains	(55,643)	(29,330)
Total accumulated other comprehensive income, net	$100,361	$53,837

The following table summarizes the changes in the components of total comprehensive income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Unrealized gains during the period, before taxes	$23,318	$13,375	$28,526	$29,783
Less: income tax expense	8,162	4,574	11,397	10,378
Unrealized gains during the period, net of taxes	15,156	8,801	17,129	19,405
Less reclassification adjustment:
Realized gains (losses) in net income	352	(392)	892	(2,504)
Income tax expense (benefit)	123	(137)	312	(876)
Reclassification adjustment for gains (losses) realized in net income	229	(255)	580	(1,628)
Other comprehensive income gains	14,927	9,056	16,549	21,033
Net income	16,499	20,345	32,596	41,200
Total comprehensive income	$31,426	$29,401	$49,145	$62,233

9. Stock-Based Compensation

On March 30, 2010, 406,020 stock options and 163,660 restricted stock units (RSUs) were awarded to certain officers of the Company. The fair value of the RSUs on the grant date and the per share exercise price of the stock options was $15.31. The stock options have a service vesting period of four years and vest 25% on March 30, 2011, and 25% on each of the subsequent three anniversaries of such date.  The stock options are subject to accelerated vesting in circumstances of death or disability of the holder or in connection with a change of control of the Company. The stock options expire seven years from the date of grant. The aggregate fair value of the stock options and RSUs on the date of grant was $2.4 million and $2.5 million, respectively.

On May 27, 2010, 30,728 RSUs were awarded to the directors of the Company.  The fair value of the RSUs on the grant date was $15.62 per share and the total fair value on the date of grant was $0.5 million.

During the first quarter of 2010, the EHI Board of Directors certified the performance period results of the performance share units (PSUs) awarded in 2007, resulting in the vesting of 196,071 shares of common stock. During the second quarter of 2010, RSUs which were awarded in prior periods to directors and executives vested into 40,536 and 78,091 shares of common stock, respectively.  Of the 314,698 share awards that vested for both PSUs and RSUs, 81,327 shares of common stock were withheld to satisfy minimum employee tax withholding.

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

The following table presents the net income and the weighted average common shares outstanding used in the earnings per common share calculations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except share data)
Net income available to stockholders—basic and diluted	$16,499	$20,345	$32,596	$41,200
Weighted average number of shares outstanding—basic	42,472,737	46,465,611	42,613,952	47,515,302
Effect of dilutive securities:
Performance share units	—	40,124	—	34,529
Stock options	12,850	—	—	—
Restricted stock units	120,092	—	96,443	135
Dilutive potential shares	132,942	40,124	96,443	34,664
Weighted average number of shares outstanding—diluted	42,605,679	46,505,735	42,710,395	47,549,966

 11. Subsequent Event

On July 2, 2010, the Company announced that it has reorganized its operations to eliminate duplicative services and better align resources with business activity and growth opportunities. The Company has combined its four regional operating units into two units, Eastern and Western, with the Strategic Partnerships and Alliances unit remaining structurally unchanged. In connection with these efforts and with general cost control efforts, the Company has eliminated approximately 160 positions. The changes to the Company's workforce will be substantially completed in the third quarter of 2010.

The Company expects to record a restructuring charge of approximately $2.4 million related to workforce reductions in the third quarter of 2010. Additionally, the Company expects to record restructuring charges related to leases for facilities that the Company will vacate of approximately $1.3 million and $1.8 million in the third and fourth quarters of 2010, respectively.

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

Overview

We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to select, small businesses in low to medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance in 30 states and the District of Columbia, with a concentration in California.

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

Net Premiums Earned.  Net premiums earned decreased 27.1%, or $58.5 million, for the six months ended June 30, 2010, as compared to the same period of 2009. High unemployment and declining hours worked are reflected in our policyholders’ payroll, and have led to declining premiums in most of the states in which we operate. As of June 30, 2010, year-over-year in-force premiums declined 20.8%. Our average annual policy size decreased 17.3% to $7,903 as of June 30, 2010. Similarly, during the six and twelve months ended June 30, 2010, our in-force policy count decreased 1.9% and 4.2%, respectively. The total payroll of our insureds upon which we base our premium, declined approximately 9% and 16% for the six and twelve months ended June 30, 2010, respectively. Our net rate, defined as total premium in-force divided by total insured payroll, declined approximately 2% and 6% for the six and twelve months ended June 30, 2010, respectively. Net rate is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Our total in-force premiums and number of policies in-force for our five largest states and all other states combined are shown in the table below.

	June 30, 2010		December 31, 2009		June 30, 2009		December 31, 2008
State	Premium In-force	Policies In-force	Premium In-force	Policies In-force	Premium In-force	Policies In-force	Premium In-force	Policies In-force
	(dollars in thousands)
California	$176,073	28,337	$180,474	27,812	$191,766	28,028	$203,694	27,942
Nevada	20,072	3,806	24,050	4,119	29,374	4,565	38,971	5,221
Illinois	18,678	812	19,389	801	19,697	766	17,885	689
Florida	18,372	2,062	27,964	2,630	37,007	2,903	46,248	3,115
Wisconsin	17,839	809	24,125	922	30,033	956	29,040	892
Other	91,417	7,507	109,023	7,870	124,386	8,008	129,770	7,740
Total	$342,451	43,333	$385,025	44,154	$432,263	45,226	$465,608	45,599

Our strategic partnerships and alliances generated $71.6 million, or 20.9%, of our in-force premiums as of June 30, 2010, as compared to $76.7 million, or 17.7%, as of June 30, 2009. This percentage increase was primarily due to the higher retention rates for this business than for business produced by our independent agents. We believe that the bundling of services through these relationships has contributed to the higher retention rates. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to expand existing relationships and actively seek new partnerships and alliances.

Approximately one-half of our business is generated in California, where we have seen increased net rate on renewal business for 15 consecutive months. We continue to see a steady level of new business submittals and our policy count in California has increased 1.9% in the first half of 2010.

In April 2009, the Workers’ Compensation Insurance Rating Bureau (WCIRB), which makes rating recommendations in California, submitted a revised recommendation to increase the claims cost benchmark 23.7% effective July 1, 2009. This recommendation was based upon the WCIRB’s evaluation of March 31, 2009 loss experience and included a 16.9% rate increase due to increased medical costs and a 5.8% increase directly attributable to additional costs arising from certain Workers’ Compensation Appeals Board decisions. On July 8, 2009, the California Commissioner of Insurance (California Commissioner) rejected the recommendation of the WCIRB and left the claims cost benchmark unchanged. In August 2009, the WCIRB recommended a 22.8% increase in the claims cost benchmark effective January 1, 2010. This recommendation was based upon the WCIRB’s evaluation of March 31, 2009 loss experience and included a 16.0% rate increase due to increased medical costs and a 5.8% increase directly attributable to expected additional costs arising from Workers’ Compensation Appeals Board decisions.  On November 9, 2009, the California Commissioner again rejected the WCIRB recommendation and left the claims cost benchmark unchanged. On April 16, 2010, the WCIRB submitted an analysis of premium and loss experience as of December 31, 2009, indicating a 21.1% increase in the claims cost benchmark, without making a recommendation. The California Commissioner has taken no action as a result of this analysis.

We set our own premium rates in California based upon actuarial analysis of current and anticipated loss trends with a goal of maintaining underwriting profitability. We reduced our filed premium rates in California from 2003 through 2008 as a result of favorable loss costs trends originating from the 2003 and 2004 legislative reforms. However, due to recent increases in loss costs, primarily medical cost inflation, we have increased our filed premium rates by a cumulative 25.2% since February 1, 2009.

The following table sets forth the percentage increases to our filed California rates that became effective for new and renewal policies incepting on or after the dates shown.

Effective Date	Premium Rate Change Filed in California

February 1, 2009	10.0%
August 15, 2009	10.5
March 15, 2010	3.0

We have also seen rate reductions and downward pressure on premiums in several of our other states, particularly in Florida and Nevada, which had 6.8% and 6.7% filed rate decreases, respectively. The 6.8% filed rate decrease in Florida was for new and renewal policies incepting on or after January 1, 2010.

The 6.7% filed rate decrease in Nevada was for new and renewal policies incepting on or after March 1, 2010. Furthermore, the recession disproportionately impacted premiums and the number of our policies in-force in these states. Classes of small businesses that have been particularly affected by the recession include contractors and restaurants. Declining payrolls due to reduced employment and work hours, closures of small businesses and our continued focus on profitable underwriting have contributed to the lower premium revenues.

Premium revenues in 2010 will reflect rate increases in California, rate reductions in several of our other states, including Florida and Nevada, as well as competitive pressures and the continuing impacts of the recession.

Net Investment Income and Realized Gains (Losses) on Investments. Net investment income decreased 9.6%, or $4.5 million, for the six months ended June 30, 2010, as compared to the same period of 2009.

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

Expenses

We continue to manage our expenses and expect a continued decline in our commission and underwriting and other operating expenses during 2010. While the pace of economic recovery remains uncertain, we believe that we are well-positioned to grow our business as the economy recovers.

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

In California, our loss experience indicates an upward trend in medical costs that is reflected in our loss reserves. We are also seeing increased medical costs in many of our other states, partially offset by favorable loss cost trends in Nevada. We believe our loss reserve estimates are adequate. However, the ultimate losses will not be known with any certainty for several years. We assume that increasing medical cost trends will continue and will impact our long-term claims costs and loss reserves. Additionally, the impact, if any, of the recession on our claim costs is not yet known. We will continue to evaluate our estimate of loss reserves to reflect the most current data and judgments.

Commission Expense. Commission expense includes direct commissions to our agents and brokers for the premiums that they produce for us. Also included in commission expense are incentive payments, other marketing costs and fees. Commission expense is net of contingent profit commission income related to the Loss Portfolio Transfer Agreement (LPT Agreement). Commissions paid to our agents and brokers are deferred and amortized to commission expense in our consolidated statements of income as the premiums generating these commissions are earned. We pay commissions that we believe are competitive with other workers’ compensation insurers.

Dividends to Policyholders.  Florida and Wisconsin are administered pricing states where insurance rates are set by state insurance regulators. Rate competition generally is not permitted in these states and, consequently, policyholder dividend programs are an important competitive factor. In Florida and Wisconsin, and to a much more limited extent in several of our other states, we offer dividend programs to eligible policyholders under which a portion of the premium paid by a policyholder may be returned in the form of a dividend. Eligibility for these programs varies based upon the nature of the policyholder’s operations, estimated annual premium, loss experience, and existing controls intended to minimize workers’ compensation claims and costs. An estimate of policyholders’ dividends is accrued as the related premiums are earned. Dividends to policyholders do not become a fixed liability until declared by the respective boards of directors of our insurance subsidiaries.

Additionally, Florida statutes require the return of policyholders’ premium pursuant to a formula based on levels of underwriting profitability. If such a return is required, we account for the payments as dividends to policyholders.

Underwriting and Other Operating Expenses. Underwriting and other operating expenses includes the costs to acquire and maintain an insurance policy (excluding commissions) consisting of premium taxes and certain other general expenses that vary with, and are primarily related to, producing new or renewal business. These acquisition costs are deferred and amortized to underwriting and other operating expenses in the consolidated statements of income as the related premiums are earned. Other underwriting expenses consist of changes in estimates of future write-offs of premiums receivable, general administrative expenses such as salaries and benefits, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, fees and assessments of boards, bureaus and statistical agencies for policy service and administration items such as rating manuals, rating plans, and experience data. Our underwriting and other operating expenses are a reflection of our operating efficiency in producing, underwriting and administering our business. Policy acquisition costs are variable based on premiums earned. However, other operating expenses are more fixed in nature and become a larger percentage of net premiums earned as premiums decline.

On July 2, 2010, we announced that the reorganization of our operations to eliminate duplicative services and better align resources with business activity and growth opportunities. We combined our four regional operating units into two units, Eastern and Western, with the Strategic Partnerships and Alliances unit remaining structurally unchanged. In connection with these efforts and with general cost control efforts, we eliminated approximately 160 positions. These changes to our workforce will be substantially completed in the third quarter of 2010.

We expect to record a restructuring charge of approximately $2.4 million related to workforce reductions in the third quarter of 2010. Additionally, we expect to record restructuring charges related to leases for facilities that we will vacate of approximately $1.3 million and $1.8 million in the third and fourth quarters of 2010, respectively. For the remainder of 2010, we expect to generate salary and benefit savings of approximately $8.2 million, with net savings of $2.7 million. Beginning in 2011, we anticipate annualized savings of approximately $18.3 million, comprised of $17.0 million in salaries and benefits and $1.3 million in lease related savings.

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

Results of Operations

Three Months Ended June 30, 2010 and 2009

The following table summarizes our consolidated financial results for the three months ended June 30, 2010 and 2009:

	2010	2009	Increase (Decrease) 2010 Over 2009	Percentage Increase (Decrease) 2010 Over 2009
	(in thousands, except percentages)
Selected Financial Data
Gross premiums written	$76,421	$89,842	$(13,421)	(14.9)%
Net premiums written	73,725	87,200	(13,475)	(15.5)

Net premiums earned	$78,235	$104,381	$(26,146)	(25.0)
Net investment income	20,648	23,064	(2,416)	(10.5)
Realized gains (losses) on investments	352	(392)	744	n/a
Other income	207	59	148	250.8
Total revenues	99,442	127,112	(27,670)	(21.8)

Losses and LAE	45,045	54,100	(9,055)	(16.7)
Commission expense	9.176	13,229	(4,053)	(30.6)
Dividends to policyholders	323	1,861	(1,538)	(82.6)
Underwriting and other operating expenses	25,143	32,452	(7,309)	(22.5)
Interest expense	1,620	1,825	(205)	(11.2)
Income tax expense	1,636	3,300	(1,664)	(50.4)
Total expenses	82,943	106,767	(23,824)	(22.3)

Net income	$16,499	$20,345	$(3,846)	(18.9)%

Selected Operating Data
Losses and LAE ratio	57.7%	51.8%	5.9
Commission expense ratio	11.7	12.7	(1.0)
Dividends to policyholders’ ratio	0.4	1.8	(1.4)
Underwriting and other operating expenses ratio	32.1	31.1	1.0
Combined ratio(1)	101.9%	97.4%	4.5
Net income before impact of the deferred reinsurance gain— LPT Agreement(2)	$12,128	$15,984	$(3,856)	(24.1)%

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

The table below shows the reconciliation of net income to net income before impact of the deferred reinsurance gain—LPT Agreement for the three months ended:

	June 30,
	2010	2009
	(in thousands)
Net income	$16,499	$20,345
Less impact of the deferred reinsurance gain—LPT Agreement	4,371	4,361
Net income before impact of the deferred reinsurance gain—LPT Agreement	$12,128	$15,984

Our goal is to maintain focus on disciplined underwriting and to continue to pursue profitable growth opportunities across market cycles. The combined ratio is a key operating metric that reflects underwriting profitability. Our combined ratio increased 4.5 percentage points for the three months ended June 30, 2010, to 101.9%, compared to 97.4% for the same period of 2009. This increase was primarily the result of the following:

•
Net premiums earned decreased 25.0% for the three months ended June 30, 2010, compared to the same period of 2009. This decrease reflects the impacts of the recession, high rates of unemployment, declines in our insureds’ payrolls, lower net rates, and our application of disciplined pricing objectives and underwriting guidelines in a highly competitive market. These factors resulted in 4.2% fewer policies in-force as compared to a year ago, and a lower average policy size.

•
Overall, losses and LAE decreased $9.1 million for the three months ended June 30, 2010, compared to the same period of 2009, primarily due to lower net premiums earned.  Additionally, during the three months ended June 30, 2010, favorable prior accident year loss development decreased $10.2 million to $5.5 million, compared to the same period of 2009. Our current accident year loss estimates were 70.2% and 71.0% for the three months ended June 30, 2010 and 2009, respectively.

The table below reflects the losses and LAE reserve adjustments for the periods presented.

	Three Months Ended June 30,
	2010	2009
	(in millions)
Prior accident year favorable development, net	$5.5	$15.7

LPT amortization of the deferred reinsurance gain	$4.4	$4.4

Excluding the impact from the LPT Agreement, losses and LAE would have been $49.4 million and $58.5 million, or 63.2% and 56.0%, of net premiums earned for the three months ended June 30, 2010 and 2009, respectively.

•
Underwriting and other operating expenses decreased 22.5% for the three months ended June 30, 2010, as compared to the same period of 2009. The decrease reflects efforts to manage our expenses during a period of declining premiums. During the three months ended June 30, 2010, information technology expenses declined $0.8 million and compensation expenses declined $1.4 million, compared to the same period of 2009. Additionally, premium taxes and our bad debt expense decreased $2.4 million and $1.4 million for the three months ended June 30, 2010, compared to the same period of 2009, due to the decline in premiums and adjustments to accruals for these items.

•	Commission expense decreased $4.1 million, or 30.6%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, primarily as a result of lower net premiums earned.

•
Dividends to policyholders decreased $1.5 million for the three months ended June 30, 2010, compared to the same period of 2009, due to lower premium levels on dividend policies in Florida and Wisconsin and fewer policies eligible for dividend payments.

In addition to the items noted above that resulted in a combined ratio of 101.9, representing an underwriting loss for the second quarter of 2010, our net income for the quarter was impacted by the following:

•
Net investment income decreased 10.5% for the three months ended June 30, 2010, as compared to the same period of 2009. The decrease was primarily related to a 2.8% decrease in average invested assets for the three months ended June 30, 2010, compared to the same period of 2009. The decrease in our average invested assets was primarily due to repayment of debt and the return of capital to shareholders through share repurchases and shareholder dividends. The average pre-tax book yield on invested assets decreased to 4.2% at June 30, 2010, as compared to 4.6% for the same period of 2009. The tax-equivalent yield on invested assets decreased to 5.5% at June 30, 2010, as compared to 5.6% at June 30, 2009.

•
For the three months ended June 30, 2010, realized gains on investments were $0.4 million, compared to realized losses of $0.4 million for the same period of 2009. The realized losses for the second quarter of 2009 were the result of other-than-temporary impairments on equity securities in our investment portfolio.

•
Interest expense decreased 11.2% for the three months ended June 30, 2010, compared to the same period of 2009, primarily due to a $50.0 million reduction in the principal balance on the Amended Credit Facility in the fourth quarter of 2009.

•
Income tax expense decreased 50.4% for the three months ended June 30, 2010, compared to the same period of 2009. The effective tax rates for the three months ended June 30, 2010 and 2009 were 9.0% and 14.0%, respectively. Tax exempt income as a percentage of pre-tax income increased 17.4 percentage points for the three months ended June 30, 2010, to 70.3%, compared to 52.9% for the same period of 2009.  The increase in tax exempt income as a percentage of pre-tax income was primarily due to a $5.5 million decrease in pre-tax income.

Overall, net income decreased 18.9% for the three months ended June 30, 2010, compared to the same period of 2009. Net income includes amortization of the deferred reinsurance gain—LPT Agreement of $4.4 million for the three months ended June 30, 2010 and 2009. Excluding the impact of the deferred reinsurance gain—LPT Agreement, net income would have been $12.1 million and $16.0 million for the three months ended June 30, 2010 and June 30, 2009, respectively.

Results of Operations

Six Months Ended June 30, 2010 and 2009

The following table summarizes our consolidated financial results for the six months ended June 30, 2010 and 2009:

	2010	2009	Increase (Decrease) 2010 Over 2009	Percentage Increase (Decrease) 2010 Over 2009
	(in thousands, except percentages)
Selected Financial Data
Gross premiums written	$158,798	$216,687	$(57,889)	(26.7)%
Net premiums written	153,499	210,629	(57,130)	(27.1)

Net premiums earned	$157,526	$215,981	$(58,455)	(27.1)
Net investment income	41,903	46,370	(4,467)	(9.6)
Realized gains (losses) on investments	892	(2,504)	3,396	n/a
Other income	207	205	2	(1.0)
Total revenues	200,528	260,052	(59,524)	(22.9)

Losses and LAE	85,333	113,262	(27,929)	(24.7)
Commission expense	19,081	26,887	(7,806)	(29.0)
Dividends to policyholders	1,802	3,879	(2,077)	(53.5)
Underwriting and other operating expenses	57,410	68,936	(11,526)	(16.7)
Interest expense	3,200	3,784	(584)	(15.4)
Income tax expense	1,106	2,104	(998)	(47.4)
Total expenses	167,932	218,852	(50,920)	(23.3)

Net income	$32,596	$41,200	$(8,604)	(20.9)%

Selected Operating Data
Losses and LAE ratio	54.3%	52.4%	1.9
Commission expense ratio	12.1	12.5	(0.4)
Dividends to policyholders’ ratio	1.1	1.8	(0.7)
Underwriting and other operating expenses ratio	36.4	31.9	4.5
Combined ratio(1)	103.9%	98.6%	5.3
Net income before impact of the deferred reinsurance gain—LPT Agreement(2)	$23,874	$32,491	$(8,617)	(26.5)%

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

The table below shows the reconciliation of net income to net income before impact of the deferred reinsurance gain—LPT Agreement for the six months ended:

	June 30,
	2010	2009
	(in thousands)
Net income	$32,596	$41,200
Less impact of the deferred reinsurance gain—LPT Agreement	8,722	8,709
Net income before impact of the deferred reinsurance gain—LPT Agreement	$23,874	$32,491

Our goal is to maintain focus on disciplined underwriting and to continue to pursue profitable growth opportunities across market cycles. The combined ratio is a key operating metric that reflects underwriting profitability. Our combined ratio increased 5.3 percentage points for the six months ended June 30, 2010, to 103.9%, compared to 98.6% for the same period of 2009. This increase was primarily the result of the following:

•
Net premiums earned decreased 27.1% for the six months ended June 30, 2010, compared to the same period of 2009. This decrease reflects the impacts of the recession, high rates of unemployment, declines in our insureds’ payrolls, lower net rates, and our application of disciplined pricing objectives and underwriting guidelines in a highly competitive market. These factors resulted in 4.2% fewer policies in-force as compared to a year ago, and a lower average policy size.

•
Overall, losses and LAE decreased $27.9 million for the six months ended June 30, 2010, compared to the same period of 2009, primarily due to lower net premiums earned. Additionally, during the six months ended June 30, 2010, favorable prior accident year loss development decreased $12.6 million to $16.6 million, compared to the same period of 2009. Our current accident year loss estimates were 70.3% and 70.0% for the six months ended June 30, 2010 and 2009, respectively.

The table below reflects the losses and LAE reserve adjustments for the periods presented.

	Six Months Ended June 30,
	2010	2009
	(in millions)
Prior accident year favorable development, net	$16.6	$29.2

LPT amortization of the deferred reinsurance gain	$8.7	$8.7

Excluding the impact from the LPT Agreement, losses and LAE would have been $94.1 million and $122.0 million, or 59.7% and 56.5%, of net premiums earned for the six months ended June 30, 2010 and 2009, respectively.

•
Underwriting and other operating expenses decreased 16.7% for the six months ended June 30, 2010, as compared to the same period of 2009, including restructuring items for both years. We incurred charges of $0.9 million in the first half of 2010 related to staffing reductions to adjust our insurance operations to reflect current and expected activity levels. This compared to integration and restructuring charges of $4.3 million for the same period of 2009 related to our acquisition of AmCOMP Incorporated. Excluding these charges, underwriting and other operating expenses decreased $8.1 million, or 12.6%, for the six months ended June 30, 2010, compared to the same period of 2009. The decrease reflects efforts to manage our expenses during a period of declining premiums. During the six months ended June 30, 2010, information technology expenses declined $1.9 million and compensation expenses declined $2.7 million, compared to the same period of 2009. Additionally, the decline in premium combined with favorable adjustments resulted in a $1.7 million decrease in premium taxes and a $1.0 million decrease in bad debt expense.

•	Commission expense decreased $7.8 million, or 29.0%, for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, primarily as a result of lower net premiums earned.

•
Dividends to policyholders decreased $2.1 million for the six months ended June 30, 2010, compared to the same period of 2009, due to lower premium levels on dividend policies in Florida and Wisconsin and fewer policies eligible for dividend payments.

In addition to the items noted above that resulted in a combined ratio of 103.9, representing an underwriting loss for the first half of 2010, our net income for the first half of 2010 was impacted by the following:

•
Net investment income decreased 9.6% for the six months ended June 30, 2010, as compared to the same period of 2009. The decrease was primarily related to a 2.6% decrease in average invested assets for the six months ended June 30, 2010, compared to the same period of 2009. The decrease in our average invested assets was primarily due to repayment of debt and the return of capital to shareholders through share repurchases and shareholder dividends. The average pre-tax book yield on invested assets decreased to 4.3% at June 30, 2010, as compared to 4.6% for the same period of 2009. The tax-equivalent yield on invested assets decreased to 5.5% at June 30, 2010, as compared to 5.6% at June 30, 2009.

•
For the six months ended June 30, 2010, realized gains on investments were $0.9 million, compared to realized losses, which were $2.5 million, for the same period of 2009.  The realized losses for the first half of 2009 were the result of other-than-temporary impairments on equity securities and sales of impaired fixed maturity securities in our investment portfolio.

•
Interest expense decreased 15.4% for the six months ended June 30, 2010, compared to the same period of 2009, primarily due to a $50.0 million reduction in the principal balance on the Amended Credit Facility in the fourth quarter of 2009.

•
Income tax expense decreased 47.4% for the six months ended June 30, 2010, compared to the same period of 2009. The effective tax rates for the six months ended June 30, 2010 and 2009 were 3.3% and 4.9%, respectively. Tax exempt income as a percentage of pre-tax income increased 23.7 percentage points for the six months ended June, 30, 2010, to 85.4%, compared to 61.7% for the same period of 2009. The increase in tax exempt income as a percentage of pre-tax income was primarily due to a $9.6 million decrease in pre-tax income.

Overall, net income decreased 20.9% for the six months ended June 30, 2010, compared to the same period of 2009. Net income includes amortization of the deferred reinsurance gain—LPT Agreement of $8.7 million for the six months ended June 30, 2010 and 2009.  Excluding the impact of the deferred reinsurance gain—LPT Agreement, net income would have been $23.9 million and $32.5 million for the six months ended June 30, 2010 and June 30, 2009, respectively.

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

During the first quarter of 2010, EICN and EPIC paid dividends of $97.3 million and $14.9 million, respectively, to Employers Group, Inc. (EGI), their immediate holding company, and subsequently from EGI to EHI.

On May 27, 2010, we received approval from the Nevada Commissioner of Insurance for $150.0 million in extraordinary dividends from EICN special surplus to be paid in 2010. On June 3, 2010, a $150.0 million extraordinary dividend was paid by EICN to EGI, and subsequently from EGI to EHI. As a result of the payment of the extraordinary dividend from special surplus, any additional dividends paid by EICN through June 3, 2011 will require prior approval by the Nevada Commissioner of Insurance.

As of June 30, 2010, the holding company had cash and fixed maturity securities maturing within the next 24 months of $117.0 million. Fifty million dollars of our line of credit is due on or before December 31, 2010 and March 26, 2011, respectively. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, maturing investments, and dividends from our insurance subsidiaries.

In November 2009, the EHI Board of Directors (Board of Directors) authorized a share repurchase program for up to $50 million of the Company’s common stock from January 1, 2010 through December 31, 2010 (the 2010 Program). Repurchases under the 2010 Program may be commenced or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time. Through June 30, 2010, we have repurchased a total of 1,453,930 shares of common stock under the 2010 Program at an average price of $15.06 per share, including commissions, for a total of $21.9 million.

We entered into the Amended Credit Facility, under which we borrowed $150.0 million, in September 2008. We are currently in compliance with all applicable covenants. The outstanding principal balance at June 30, 2010 was $100.0 million. The Amended Credit Facility is secured by fixed maturity securities and cash and cash equivalents that had a fair value of $133.0 million and $207.9 million at June 30, 2010 and 2009, respectively.

As of June 30, 2010 and 2009, total outstanding debt was $132.0 million and $182.0 million, respectively. Interest and fees on debt obligations totaled $3.2 million for the first six months of 2010, down $0.6 million from the same period of 2009.

Our capital structure is comprised of outstanding debt and stockholders’ equity. As of June 30, 2010, our capital structure consisted of $100.0 million principal balance on our Amended Credit Facility, $32.0 million in surplus notes maturing in 2034, and $901.1 million of stockholders’ equity, including the deferred reinsurance gain—LPT Agreement. Outstanding debt was 12.8% of total capitalization, including the deferred reinsurance gain—LPT Agreement, as of June 30, 2010.

Operating Subsidiaries. The primary sources of cash for our insurance subsidiaries are funds generated from underwriting operations, investment income, and maturing investments. The primary uses of cash are payments of claims and operating expenses, purchases of investments, and payments of dividends to the parent holding company, which are subject to state insurance laws and regulations.

As of June 30, 2010, our insurance subsidiaries had total cash and fixed maturity securities maturing within the next 24 months of $354.7 million. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.

We purchase reinsurance to protect us against the costs of severe claims and catastrophic events. On July 1, 2010, we entered into a new reinsurance program that is effective through June 30, 2011. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in five layers of coverage. Our reinsurance coverage is $195.0 million in excess of our $5.0 million retention on a per occurrence basis, subject to a $2.0 million annual aggregate deductible and certain exclusions.

We are required by various state laws and regulations to keep securities or letters of credit in depository accounts with the states in which we do business. As of June 30, 2010 and 2009, securities having a fair value of $565.1 million and $589.8 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit and in all cases are restricted or limited to fixed maturity securities. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by us. The fair value of securities held in trust for reinsurance at June 30, 2010 and 2009, was $6.0 million and $6.2 million, respectively.

Cash Flows

We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.

The table below shows our net cash flows for the six months ended:

	June 30,
	2010	2009
	(in thousands)
Cash and cash equivalents (used in) provided by:
Operating activities	$(9,761)	$40,723
Investing activities	39,569	10,528
Financing activities	(28,231)	(37,113)
Net increase in cash and cash equivalents	$1,577	$14,138

Net cash provided by operating activities decreased $50.5 million for the six months ended June 30, 2010, compared to the same period of 2009.

Significant items providing net cash from operations included:

•	decreased underwriting and other operating expenses paid of $2.4 million; including lower premium taxes paid of $2.1 million;

•	decreased commission expense paid of $5.0 million; and

•	decreased dividends to policyholders paid of $0.6 million.

Significant items using net cash from operations included:

•	decreased net premiums received of $48.3 million;

•	increased losses and LAE paid of $4.2 million; and

•	increased income taxes paid of $6.6 million.

Net cash provided by investing activities was $39.6 million for the six months ended June 30, 2010, compared to $10.5 million for the same period of the prior year. The difference was primarily due to a reduction of funds for investing activities. We used proceeds from maturities and redemptions of investments primarily for the repurchase of our common stock.

Net cash used in financing activities was $28.2 million for the six months ended June 30, 2010, compared to $37.1 million for the same period in 2009. The majority of cash used in financing activities was to repurchase approximately $21.9 million of our common shares and to pay dividends to stockholders. The year-over-year decrease in cash used in financing activities was primarily due to a reduction in cash used for the repurchase of common stock.

Investments

As of June 30, 2010, the amortized cost of our investment portfolio was $1.86 billion and the fair value was $2.01 billion.

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

Our investment portfolio, which is classified as available-for-sale, consisted of 96.8% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. As of June 30, 2010, our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.80. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds. However, our investment strategy balances consideration of duration, yield and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be “AA”. As of June 30, 2010, our fixed maturity securities portfolio had an average quality of “AA+” using ratings assigned by Standard & Poor’s with approximately 78.3% of the market value rated “AA” or better.

We carry our portfolio of equity securities on our balance sheet at fair value.  In order to minimize our exposure to equity price risk and the resulting increases and decreases to our assets, we invest primarily in equity securities of mid-to-large capitalization issuers and seek to diversify our equity holdings across several industry sectors. At June 30, 2010, equity securities represented 3.2% of our investment portfolio.

Given the economic uncertainty and continued market volatility, we believe our asset allocation best meets our strategy to preserve capital for policyholders, to provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

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

The following table shows the fair value, the percentage of the fair value to total investments and the tax equivalent yield based on the fair value of each category of invested assets as of June 30, 2010.

Category	Fair Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasury securities	$155,459	7.7%	3.7%
U.S. Agency securities	120,185	6.0	4.4
States and municipalities	1,011,680	50.3	5.8
Corporate securities	369,645	18.4	5.7
Residential mortgage-backed securities	249,356	12.4	5.7
Commercial mortgage-backed securities	28,511	1.4	5.2
Asset-backed securities	12,921	0.6	5.3
Equity securities	64,579	3.2	4.6
Total	$2,012,336	100.0%
Weighted average yield			5.5%

The following table shows the Standard & Poor’s ratings distribution of our fixed maturity securities portfolio as of June 30, 2010 as a percentage of total fair value.

Rating	Percentage of Total Fair Value

“AAA”	40.3%
“AA”	38.0
“A”	16.5
“BBB”	4.9
Other	0.3
Total	100%

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

Based on our review of fixed maturity and equity securities we believe that we have appropriately identified the declines in the fair values of our unrealized losses at June 30, 2010. We also determined that the unrealized losses on equity securities at June 30, 2010  were not considered to be other-than-temporary due to the financial condition and the near term prospects of the issuers.We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers.  For the six months ended June 30, 2009, we recognized an impairment of $1.9 million in the fair value of equity securities in our investment portfolio. The impairment was recognized as a result of the severity and duration of the decline in the market values of these securities primarily due to market conditions. We also determined that the remaining unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and the near term prospects of the issuers.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of our investments at June 30, 2010, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At June 30, 2010	(in thousands)
Fixed maturity securities
U.S. Treasuries	$143,601	$11,858	$—	$155,459
U.S. Agencies	111,828	8,357	—	120,185
States and municipalities	953,073	59,375	(768)	1,011,680
Corporate	338,230	31,869	(454)	369,645
Residential mortgaged-backed securities	229,290	20,468	(402)	249,356
Commercial mortgaged-backed securities	27,357	1,154	—	28,511
Asset-backed securities	12,040	881	—	12,921
Total fixed maturity securities	1,815,419	133,962	(1,624)	1,947,757

Equity securities
Consumer goods	14,421	6,632	(120)	20,933
Energy and utilities	4,715	3,462	—	8,177
Financial	6,868	2,348	(162)	9,054
Technology and communications	7,928	7,676	(237)	15,367
Industrial and other	6,171	4,902	(25)	11,048
Total equity securities	40,103	25,020	(544)	64,579
Total investments	$1,855,522	$158,982	$(2,168)	$2,012,336

Contractual Obligations and Commitments

The following table identifies our long-term debt and contractual obligations as of June 30, 2010.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5-Years
	(in thousands)
Operating leases	$34,452	$4,048	$14,523	$8,636	$7,245
Purchased liabilities	1,780	634	1,146	—	—
Notes payable(1)	169,094	52,317	53,188	2,999	60,590
Capital leases	3,121	510	2,184	427	—
Losses and LAE reserves (2)(3)	2,359,362	235,909	301,381	204,057	1,618,015
Total contractual obligations	$2,567,809	$293,418	$372,422	$216,119	$1,685,850

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense that is based on LIBOR rates plus a margin.  The estimated interest expense was based on the contractual obligations of the debt outstanding as of June 30, 2010.  The interest rates range from 1.60% to 4.76%.

(2)	The losses and LAE reserves are presented gross of our reinsurance recoverables on unpaid losses, which are as follows for each of the periods presented above:
	Recoveries Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5-Years
	(in thousands)
Reinsurance recoverables	$(1,033,216)	$(44,212)	$(87,369)	$(85,023)	$(816,612)

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

Critical Accounting Policies

These unaudited interim consolidated financial statements include amounts based on informed estimates and judgments of management for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Management believes that the estimates and judgments that were most critical to the preparation of the financial statements involved the following: (a) reserves for losses and loss adjustment expenses; (b) reinsurance recoverables; (c) recognition of premium income; (d) deferred income taxes; (e) valuation of investments; and (f) goodwill and intangible asset impairment. These estimates and judgments require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. Our accounting policies are discussed under “Critical Accounting Policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Additional information regarding our accounting policy for reserves for losses and LAE and reinsurance recoverables follows.

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

Our reserve for unpaid losses and LAE (gross and net), as well as the above-described main components of such reserves were as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Case reserves	$908,985	$915,378
IBNR	1,149,315	1,198,019
LAE	301,062	312,261
Gross unpaid losses and LAE	2,359,362	2,425,658
Less: Reinsurance recoverables on unpaid losses and LAE, gross	1,033,216	1,052,505
Net unpaid losses and LAE	$1,326,146	$1,373,153

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

The following table provides a reconciliation of the beginning and ending loss reserves on a GAAP basis.

	For Six Months Ended June 30, 2010	For the Year Ended December 31, 2009
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,425,658	$2,506,478
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	1,052,505	1,076,350
Net unpaid losses and LAE at beginning of period	1,373,153	1,430,128
Losses and LAE, net of reinsurance, incurred in:
Current period	110,697	283,827
Prior periods	(16,642)	(51,359)
Total net losses and LAE incurred during the period	94,055	232,468
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	18,152	74,944
Prior periods	122,910	214,499
Total net payments for losses and LAE during the period	141,062	289,443
Ending unpaid losses and LAE, net of reinsurance	1,326,146	1,373,153
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	1,033,216	1,052,505
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,359,362	$2,425,658

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

It is likely that ultimate losses and LAE will differ from the loss reserves recorded in our June 30, 2010 consolidated balance sheet. Actual losses and LAE payments could be greater or less than our projections, perhaps significantly.

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

Loss Portfolio Transfer Agreement (LPT Agreement)

Under the LPT Agreement, $1.525 billion in liabilities for incurred but unpaid losses and LAE related to claims incurred by EICN prior to July 1, 1995 was ceded for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were approximately $868.5 million and $888.4 million as of June 30, 2010 and December 31, 2009, respectively. Losses and LAE paid with respect to the LPT Agreement totaled approximately $509.0 million and $489.0 million through June 30, 2010 and December 31, 2009, respectively.

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

New Accounting Standards

In January 2010, the Financial Accounting Standards Board issued Update Number 2010-06, Improving Disclosures about Fair Value Measurements to Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures. The update changes fair value disclosures by requiring: (a) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers; and (b) separate information about purchases, sales, issuances, and settlements of Level 3 fair value measurements. The update clarifies existing disclosures by requiring: (a) fair value measurement disclosures for each class of assets and liabilities; and (b) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. We adopted the standard that required disclosures for fiscal periods beginning after December 15, 2009 (See Note 4 of the accompanying quarterly financial statements). As required, we will present the disclosures regarding the purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements for fiscal periods beginning after December 15, 2010.

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

The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of June 30, 2010, our fixed maturity securities portfolio had a duration of 4.80. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk since December 31, 2009 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the financial statements contained in this Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of our common stock for the three months ended June 30, 2010.

Period	Total Numbers of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
April 1 – April 30, 2010	—	$—	—	$45.6
May 1 – May 31, 2010	465,495	15.40	465,495	38.5
June 1 – June 30, 2010	668,716	15.47	668,716	28.1
Total Repurchases	1,134,211	$15.44	1,134,211

(1)	Includes fees and commissions paid on stock repurchases.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date
*10.1	Employers Holdings, Inc. Amended and Restated Equity Incentive Plan		8-K	10.1	May 28, 2010
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of William E. Yocke Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of William E. Yocke Pursuant to Section 906	X
**101.INS	XBRL Instance Document	X
**101.SCH	XBRL Taxonomy Extension Schema Document	X
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*Identify management contracts or compensatory plans or arrangements.

**XBRL (eXtensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date: August 5, 2010	/s/ Douglas D. Dirks
Douglas D. Dirks
President and Chief Executive Officer
Employers Holdings, Inc.

Date: August 5, 2010	/s/ William E. Yocke
William E. Yocke
Executive Vice President and
Chief Financial Officer
Employers Holdings, Inc.