Form 10-Q
period 2010-09-30
Employers Holdings, Inc.
filed 2010-11-05
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Class	October 30, 2010
Common Stock, $0.01 par value per share	39,830,742 shares outstanding

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share data)
	As of September 30, 2010	As of December 31, 2009
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $1,848,308 at September 30, 2010 and $1,859,074 at December 31, 2009)	$2,011,661	$1,960,292
Equity securities at fair value (cost $40,102 at September 30, 2010 and $39,936 at December 31, 2009)	72,514	69,268
Total investments	2,084,175	2,029,560

Cash and cash equivalents	144,000	191,572
Accrued investment income	21,276	23,055
Premiums receivable, less bad debt allowance of $8,181 at September 30, 2010 and $9,879 at December 31, 2009	108,494	119,976
Reinsurance recoverable for:
Paid losses	12,302	13,673
Unpaid losses, less allowance of $1,269 at September 30, 2010 and $1,335 at December 31, 2009	995,548	1,051,170
Funds held by or deposited with reinsureds	79,292	82,339
Deferred policy acquisition costs	32,702	33,695
Federal income taxes recoverable	9,452	4,092
Deferred income taxes, net	14,498	43,502
Property and equipment, net	12,783	13,059
Intangible assets, net	13,729	15,442
Goodwill	36,192	36,192
Other assets	18,771	19,326
Total assets	$3,583,214	$3,676,653

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,325,831	$2,425,658
Unearned premiums	153,520	158,577
Policyholders’ dividends accrued	5,615	7,958
Total claims and policy liabilities	2,484,966	2,592,193

Commissions and premium taxes payable	18,891	20,763
Accounts payable and accrued expenses	21,050	19,033
Deferred reinsurance gain—LPT Agreement	375,060	388,574
Notes payable	132,000	132,000
Other liabilities	22,489	25,691
Total liabilities	3,054,456	3,178,254

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,777,585 and 53,563,299 shares issued and 39,830,742 and 42,908,165 shares outstanding at September 30, 2010, and December 31, 2009, respectively	538	536
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	313,117	311,282
Retained earnings	301,577	266,491
Accumulated other comprehensive income, net	127,248	83,812
Treasury stock, at cost (13,946,843 shares at September 30, 2010 and 10,655,134 shares at December 31, 2009)	(213,722)	(163,722)
Total stockholders’ equity	528,758	498,399
Total liabilities and stockholders’ equity	$3,583,214	$3,676,653

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	(unaudited)
Net premiums earned	$80,695	$98,240	$238,221	$314,221
Net investment income	20,689	22,334	62,592	68,704
Realized gains on investments, net	8	3,564	900	1,060
Other income	393	183	600	388
Total revenues	101,785	124,321	302,313	384,373

Expenses
Losses and loss adjustment expenses	52,764	53,395	138,097	166,657
Commission expense (benefit)	9,971	(1,276)	29,052	25,611
Dividends to policyholders	1,584	1,539	3,386	5,418
Underwriting and other operating expenses	25,722	33,688	83,132	102,624
Interest expense	1,632	1,824	4,832	5,608
Total expenses	91,673	89,170	258,499	305,918

Net income before income taxes	10,112	35,151	43,814	78,455
Income tax expense	58	4,594	1,164	6,698
Net income	$10,054	$30,557	$42,650	$71,757

Earnings per common share (Note 10):
Basic	$0.25	$0.68	$1.02	$1.54
Diluted	$0.25	$0.67	$1.01	$1.53
Cash dividends declared per common share	$0.06	$0.06	$0.18	$0.18

Net realized gains on investments
Net realized gains on investments before credit related impairments on fixed maturity securities fixed maturity securities	$8	$3,564	$900	$2,981

Other than temporary impairment, credit losses recognized in earnings	—	—	—	(1,921)
Portion of impairment recognized in other comprehensive income	—	—	—	—
Realized gains on investments, net	$8	$3,564	$900	$1,060

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)
	Nine Months Ended
	September 30,
	2010	2009
Operating activities	(unaudited)
Net income	$42,650	$71,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,477	7,834
Stock-based compensation	2,982	4,097
Amortization of premium on investments, net	4,238	3,668
Allowance for doubtful accounts	(1,764)	1,901
Deferred income tax expense	5,045	9,092
Realized (gains) on investments, net	(900)	(1,060)
Realized losses on retirement of assets	252	64
Change in operating assets and liabilities:
Accrued investment income	1,779	1,327
Premiums receivable	13,180	18,759
Reinsurance recoverable on paid and unpaid losses	57,059	29,093
Funds held by or deposited with reinsureds	3,047	4,099
Federal income taxes	(5,360)	4,730
Unpaid losses and loss adjustment expenses	(99,827)	(62,834)
Unearned premiums	(5,057)	(22,224)
Accounts payable, accrued expenses and other liabilities	(1,014)	(14,503)
Deferred reinsurance gain – LPT Agreement	(13,514)	(13,377)
Other	(2,672)	3,944
Net cash provided by operating activities	5,601	46,367

Investing activities
Purchase of fixed maturities	(165,273)	(165,906)
Purchase of equity securities	(454)	(11,934)
Proceeds from sale of fixed maturities	77,859	56,557
Proceeds from sale of equity securities	567	19,475
Proceeds from maturities and redemptions of investments	94,521	131,413
Cash paid for acquisition, net of cash and cash equivalents acquired	—	(100)
Capital expenditures and other, net	(1,684)	(4,020)
Net cash provided by investing activities	5,536	25,485

Financing activities
Proceeds from exercise of stock options	74	—
Acquisition of treasury stock	(50,000)	(53,593)
Cash transactions related to stock-based compensation	(1,229)	(123)
Dividends paid to stockholders	(7,554)	(8,408)
Net cash used in financing activities	(58,709)	(62,124)

Net (decrease) increase in cash and cash equivalents	(47,572)	9,728
Cash and cash equivalents at the beginning of the period	191,572	202,893
Cash and cash equivalents at the end of the period	$144,000	$212,621

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009 and any new accounting standards (Note 2).

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

3. Investments

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At September 30, 2010	(in thousands)
Fixed maturity securities
U.S. Treasuries	$133,564	$15,161	$—	$148,725
U.S. Agencies	114,318	9,114	—	123,432
States and municipalities	940,372	79,831	(6)	1,020,197
Corporate	399,176	38,811	(33)	437,954
Residential mortgage-backed securities	224,930	18,569	(450)	243,049
Commercial mortgage-backed securities	25,151	1,463	—	26,614
Asset-backed securities	10,797	893	—	11,690
Total fixed maturity securities	1,848,308	163,842	(489)	2,011,661

Equity securities
Consumer goods	14,421	8,735	(48)	23,108
Energy and utilities	4,715	4,643	—	9,358
Financial	6,868	3,050	(173)	9,745
Technology and communications	7,928	9,676	(37)	17,567
Industrial and other	6,170	6,596	(30)	12,736
Total equity securities	40,102	32,700	(288)	72,514
Total investments	$1,888,410	$196,542	$(777)	$2,084,175

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2009	(in thousands)
Fixed maturity securities
U.S. Treasuries	$140,269	$6,366	$(171)	$146,464
U.S. Agencies	117,844	7,125	—	124,969
States and municipalities	979,364	50,600	(1,687)	1,028,277
Corporate	314,692	23,335	(417)	337,610
Residential mortgage-backed securities	265,056	15,697	(790)	279,963
Commercial mortgage-backed securities	29,407	391	(24)	29,774
Asset-backed securities	12,442	793	—	13,235
Total fixed maturity securities	1,859,074	104,307	(3,089)	1,960,292

Equity securities
Consumer goods	14,421	8,069	(6)	22,484
Energy and utilities	4,715	5,067	—	9,782
Financial	6,613	2,861	(74)	9,400
Technology and communications	7,930	7,686	(15)	15,601
Industrial and other	6,257	5,758	(14)	12,001
Total equity securities	39,936	29,441	(109)	69,268
Total investments	$1,899,010	$133,748	$(3,198)	$2,029,560

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$129,406	$131,660
Due after one year through five years	498,853	538,237
Due after five years through ten years	590,673	655,817
Due after ten years	368,498	404,594
Mortgage and asset-backed securities	260,878	281,353
Total	$1,848,308	$2,011,661

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of September 30, 2010 and December 31, 2009.

	September 30, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Estimated Unrealized Losses
Fixed maturity securities	(in thousands)
States and municipalities	$4,038	$(6)	$—	$—	$4,038	$(6)
Corporate	14,812	(33)	—	—	14,812	(33)
Residential mortgage-backed securities	9,398	(41)	3,634	(409)	13,032	(450)
Total fixed maturity securities	28,248	(80)	3,634	(409)	31,882	(489)

Equity securities
Consumer goods	420	(48)	—	—	420	(48)
Financial	1,850	(156)	87	(17)	1,937	(173)
Technology and communications	327	(37)	—	—	327	(37)
Industrial and other	321	(30)	—	—	321	(30)
Total equity securities	2,918	(271)	87	(17)	3,005	(288)
Total investments	$31,166	$(351)	$3,721	$(426)	$34,887	$(777)

	December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Estimated Unrealized Losses
Fixed maturity securities	(in thousands)
U.S. Treasuries	$10,922	$(171)	$—	$—	$10,922	$(171)
States and municipalities	45,939	(889)	15,715	(798)	61,654	(1,687)
Corporate	21,238	(312)	5,506	(105)	26,744	(417)
Residential mortgage-backed securities	28	—	4,164	(790)	4,192	(790)
Commercial mortgage-backed securities	1,998	(24)	—	—	1,998	(24)
Total fixed maturity securities	80,125	(1,396)	25,385	(1,693)	105,510	(3,089)

Equity securities
Consumer goods	79	(6)	—	—	79	(6)
Financial	1,271	(74)	—	—	1,271	(74)
Technology and communications	270	(15)	—	—	270	(15)
Industrial and other	214	(14)	—	—	214	(14)
Total equity securities	1,834	(109)	—	—	1,834	(109)
Total investments	$81,959	$(1,505)	$25,385	$(1,693)	$107,344	$(3,198)

Based on reviews of the fixed maturity securities, the Company determined that unrealized losses as of September 30, 2010 and 2009 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair values were less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers and the Company’s intent on not selling the securities and a determination was made that it is not more likely than not that the Company will be required to sell the securities until fair value recovers above cost, or to maturity.

Based on reviews of the equity securities as of September 30, 2010, the Company determined that the unrealized losses as of that date were not considered to be other-than-temporary due to the financial condition and near term prospects of the issuers. Based on reviews of the equity securities as of September 30, 2009, the Company recognized total impairments of $1.9 million in the fair values of 26 equity securities as of that date because of the severity and duration of the change in fair values of those securities.

Net realized gains (losses) and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net realized gains (losses)
Fixed maturity securities	$8	$—	$620	$(422)
Equity securities	—	3,564	280	1,656
Short-term investments	—	—	—	(174)
Total	$8	$3,564	$900	$1,060

Change in unrealized gains (losses)
Fixed maturity securities	$31,015	$64,184	$62,135	$91,100
Equity securities	7,936	5,796	3,080	9,982
Short-term investments	—	(111)	—	(70)
Total	$38,951	$69,869	$65,215	$101,012

Net investment income was as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Fixed maturity securities	$20,781	$22,157	$63,139	$67,505
Equity securities	344	336	1,025	1,063
Short-term investments and cash equivalents	165	433	231	2,038
	21,290	22,926	64,395	70,606
Investment expenses	(601)	(592)	(1,803)	(1,902)
Net investment income	$20,689	$22,334	$62,592	$68,704

The Company is required by various state laws and regulations to keep securities or letters of credit on deposit in depository accounts with the states in which it does business. As of September 30, 2010 and December 31, 2009, securities having a fair value of $577.9 million and $554.2 million, respectively, were on deposit.  These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit. In all states the deposits are limited to fixed maturity securities. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of securities held in trust for reinsurance at September 30, 2010 and December 31, 2009 was $5.8 million and $6.1 million, respectively.

4. Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments as of September 30, 2010, is as follows:
	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets
Investments	$2,084,175	$2,084,175
Cash and cash equivalents	144,000	144,000
Financial liabilities
Notes payable	132,000	132,000

As of December 31, 2009, the estimated fair value of the Company’s financial instruments was equal to the carrying value.

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

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement and involve management judgment. The fair value of certain privately held or thinly traded securities is determined using internal analytical methods based on the best information available.

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

Derivatives. The fair value of the Company’s interest rate swap, which expired on September 30, 2010 and is reported as a component of other liabilities in the accompanying consolidated balance sheets, is derived by using an industry standard swap valuation model, with market-based inputs for swaps having similar characteristics.

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

The following table presents the items on the accompanying consolidated balance sheets that are stated at fair value and the fair value measurements.

	Level 1	Level 2	Level 3
At September 30, 2010	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$148,725	$—
U.S. Agencies	—	123,432	—
States and municipalities	—	1,020,197	—
Corporate	—	437,954	—
Residential mortgage-backed securities	—	243,049	—
Commercial mortgage-backed securities	—	26,614	—
Asset-backed securities	—	11,690	—
Total fixed maturity securities	$—	$2,011,661	$—

Equity securities
Consumer goods	$23,108	$—	$—
Energy and utilities	9,358	—	—
Financial	9,745	—	—
Technology and communications	17,567	—	—
Industrial and other	12,736	—	—
Total equity securities	$72,514	$—	$—

	Level 1	Level 2	Level 3
At December 31, 2009	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$146,464	$—
U.S. Agencies	—	124,969	—
States and municipalities	—	1,028,277	—
Corporate	—	337,610	—
Residential mortgage-backed securities	—	279,963	—
Commercial mortgage-backed securities	—	29,774	—
Asset-backed securities	—	13,235	—
Total fixed maturity securities	$—	$1,960,292	$—

Equity securities
Consumer goods	$22,484	$—	$—
Energy and utilities	9,782	—	—
Financial	9,400	—	—
Technology and communications	15,601	—	—
Industrial and other	12,001	—	—
Total equity securities	$69,268	$—	$—

Derivatives
Other liabilities	$—	$(2,180)	$—

5. Income Taxes

Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. During the nine months ended September 30, 2010 and 2009, the Company recognized net income before taxes of $43.8 million and $78.5 million and an income tax expense of $1.2 million and $6.7 million, yielding effective tax rates of 2.7% and 8.5%, respectively. The following is a reconciliation of the federal statutory income tax rates to the Company’s effective tax rates.

	Nine Months Ended September 30,
	2010	2009
Expense computed at statutory rate	35.0%	35.0%
Dividends received deduction and tax-exempt interest	(20.2)	(14.1)
LPT Agreement	(11.2)	(7.2)
Pre-privatization reserve adjustments	(2.4)	(0.6)
LPT contingent profit commission	(0.5)	(5.6)
Stock based compensation	0.5	0.1
Other	1.5	0.9
	2.7%	8.5%

6. Liability for Unpaid Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the liability for unpaid losses and LAE for the nine months ended:

	September 30,
	2010	2009
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,425,658	$2,506,478
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	1,052,505	1,076,350
Net unpaid losses and LAE at beginning of period	1,373,153	1,430,128
Losses and LAE, net of reinsurance, incurred in:
Current period	166,618	219,627
Prior periods	(15,007)	(39,593)
Total net losses and LAE incurred during the period	151,611	180,034
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	33,797	48,166
Prior periods	161,953	165,491
Total net payments for losses and LAE during the period	195,750	213,657
Ending unpaid losses and LAE, net of reinsurance	1,329,014	1,396,505
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	996,817	1,047,139
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,325,831	$2,443,644

Total net losses and LAE included in the above table excludes the impact of the amortization of the deferred reinsurance gain–LPT Agreement (Deferred Gain) (Note 7).

The reduction in the liability for unpaid losses and LAE attributable to insured events for prior periods was $15.0 million and $39.6 million for the nine months ended September 30, 2010 and 2009, respectively. The major sources of favorable development in both periods were actual paid losses being less than expected and the impact of new information on selected claim payments and emergence patterns used in the projection of future loss payments. The commutation of certain reinsurance treaties during the third quarter of 2010 resulted in a $1.6 million increase in losses and LAE incurred in prior periods for the nine months ended September 30, 2010, which was included in the $15.0 million prior period development.

7. LPT Agreement

The Company is party to a 100% quota share retroactive reinsurance agreement (LPT Agreement) under which $1.5 billion in liabilities for losses and LAE related to claims incurred by EICN prior to July 1, 1995, were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The initial Deferred Gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The Company amortized $4.8 million and $4.7 million of the Deferred Gain for the three months ended September 30, 2010 and 2009, respectively, and amortized $13.5 million and $13.4 million of the Deferred Gain for the nine months ended September 30, 2010 and 2009, respectively. Any adjustments to the Deferred Gain are recorded in losses and LAE incurred in the accompanying consolidated statements of income. No adjustments occurred in the current period. The remaining Deferred Gain was $375.1 million and $388.6 million as of September 30, 2010 and December 31, 2009, respectively, and is included in the accompanying consolidated balance sheets.

8. Accumulated Other Comprehensive Income, net

Accumulated other comprehensive income is comprised of unrealized gain on investments classified as available-for-sale and unrealized losses on interest rate swap, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income.

	September 30,
	2010	2009
	(in thousands)
Net unrealized gain on investments, before taxes	$195,765	$155,760
Net unrealized loss on interest rate swap, before taxes	—	(2,400)
Deferred tax expense on net unrealized gains	(68,517)	(53,586)
Total accumulated other comprehensive income, net	$127,248	$99,774

The following table summarizes the changes in the components of total comprehensive income for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Unrealized gains during the period, before taxes	$39,769	$73,757	$68,295	$103,540
Less: income tax expense	12,877	25,503	24,274	35,881
Unrealized gains during the period, net of taxes	26,892	48,254	44,021	67,659
Less reclassification adjustment:
Realized gains in net income	8	3,564	900	1,060
Income tax expense	3	1,247	315	371
Reclassification adjustment for gains realized in net income	5	2,317	585	689
Other comprehensive income gains	26,887	45,937	43,436	66,970
Net income	10,054	30,557	42,650	71,757
Total comprehensive income	$36,941	$76,494	$86,086	$138,727

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

During the first quarter of 2010, the EHI Board of Directors certified the performance period results of the performance share units (PSUs) awarded in 2007, resulting in the vesting of 196,071 shares of common stock. During the second quarter of 2010, RSUs which were awarded in prior periods to directors and executives vested into 40,536 and 78,091 shares of common stock, respectively. Of the 314,698 share awards that vested for both PSUs and RSUs, 81,327 shares of common stock were withheld to satisfy minimum tax withholding obligations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except share data)
Net income available to stockholders—basic and diluted	$10,054	$30,557	$42,650	$71,757
Weighted average number of shares outstanding—basic	40,765,528	45,113,973	41,991,051	46,706,063
Effect of dilutive securities:
Performance share units	—	128,976	—	96,111
Stock options	11,828	—	—	—
Restricted stock units	142,372	49,334	107,593	9,577
Dilutive potential shares	154,200	178,310	107,593	105,688
Weighted average number of shares outstanding—diluted	40,919,728	45,292,283	42,098,644	46,811,751

11. Reorganization Plan

On July 2, 2010, the Company announced the reorganization of its operations to eliminate duplicative services and better align resources with business activity and growth opportunities. The Company combined its four regional operating units into two units, Eastern and Western, with the Strategic Partnerships and Alliances unit remaining structurally unchanged. In connection with these efforts and with general cost control efforts, the Company eliminated approximately 160 positions and announced the closure of four offices. The changes to the Company’s workforce were substantially completed in the third quarter of 2010.

During the three and nine months ended September 30, 2010, the Company recorded total restructuring charges of $4.2 million, including $2.9 million related to workforce reductions and $1.3 million related to leases for facilities that were vacated during the quarter. These charges are included in underwriting and other operating expense in the consolidated statements of income. As of September 30, 2010, the Company had accrued $0.3 million for personnel-related termination costs and $1.3 million related to leases for facilities that were vacated, which are included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. The Company expects to record additional restructuring charges of approximately $1.4 million related to leases for facilities that will be vacated in the fourth quarter of 2010.

12. Subsequent Events

On November 3, 2010, the Board of Directors authorized a share repurchase program for up to $100 million of the Company's common stock. The Company expects that shares may be purchased at prevailing market prices from November 8, 2010 through June 30, 2012 through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by the Company’s management. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the stock repurchase program may be commenced, modified or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.

In November 2010, the Company re-negotiated the terms of a reinsurance agreement, which will result in an expense of approximately $1.8 million in the fourth quarter of 2010.

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

We target small businesses, as we believe that this market is characterized by fewer competitors, more attractive pricing, and stronger persistency when compared to the U.S. workers’ compensation insurance industry in general. We believe we are able to price our policies at levels which are competitive and profitable over the long-term. Our underwriting approach is to consistently underwrite small business accounts at an appropriate and competitive price without sacrificing long-term profitability and stability for short-term top-line revenue growth.

We market and sell our workers' compensation insurance products through independent local, regional and national agents and brokers, and through our strategic partnerships and alliances, including our principal partners ADP, Inc. and Anthem Blue Cross.

We measure our performance by our ability to increase stockholders’ equity, including the impact of the deferred reinsurance gain–LPT Agreement (Deferred Gain), over the long-term. Our stockholders’ equity, including the Deferred Gain, was $903.8 million and $887.0 million at September 30, 2010 and December 31, 2009, respectively. Stockholders’ equity, including the Deferred Gain, is a non-GAAP measure that is defined as total stockholders’ equity plus the deferred reinsurance gain—LPT Agreement, which we believe is an important supplemental measure of our capital position. Stockholders’ equity on a GAAP basis was $528.8 million and $498.4 million at September 30, 2010 and December 31, 2009, respectively.

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

Net Premiums Earned.  Net premiums earned decreased 24.2%, or $76.0 million, for the nine months ended September 30, 2010, compared to the same period of 2009. High unemployment and declining hours worked are reflected in our policyholders’ payroll, and have led to declining premiums in most of the states in which we operate. As of September 30, 2010, year-over-year in-force premiums declined 19.4%. Our average annual policy size decreased 17.0% to $7,545 as of September 30, 2010. Similarly, during the nine and twelve months ended September 30, 2010, our in-force policy count decreased approximately 1% and 3%, respectively. The total payroll of our insureds, upon which we base our premium, declined approximately 11% and 15% for the nine and twelve months ended September 30, 2010, respectively.

Our net rate, defined as total premium in-force divided by total insured payroll, declined approximately 4% and 6% for the nine and twelve months ended September 30, 2010, respectively. Net rate is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Our total in-force premiums and number of policies in-force for our five largest states and all other states combined are shown in the table below.

	September 30, 2010		December 31, 2009		September 30, 2009		December 31, 2008
State	Premium In-force	Policies In-force	Premium In-force	Policies In-force	Premium In-force	Policies In-force	Premium In-force	Policies In-force
	(dollars in thousands)
California	$172,693	28,586	$180,474	27,812	$186,465	28,144	$203,694	27,942
Illinois	19,150	850	19,389	801	19,126	787	17,885	689
Nevada	18,624	3,662	24,050	4,119	25,829	4,300	38,971	5,221
Wisconsin	16,172	783	24,125	922	26,607	927	29,040	892
Florida	15,724	1,932	27,964	2,630	32,960	2,749	46,248	3,115
Other	85,938	7,698	109,023	7,870	116,536	7,941	129,770	7,740
Total	$328,301	43,511	$385,025	44,154	$407,523	44,848	$465,608	45,599

Our strategic partnerships and alliances generated $71.0 million, or 21.6%, of our in-force premiums as of September 30, 2010, compared to $76.1 million, or 18.6%, as of September 30, 2009. This percentage increase was primarily due to the higher retention rates for this business than for business produced by our independent agents. We believe that the bundling of services through these relationships has contributed to the higher retention rates. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to expand existing relationships and actively seek new partnerships and alliances.

Approximately one-half of our business is generated in California, where, through August 2010, we saw increased net rate on renewal business for 17 consecutive months. In September 2010, our net rate on renewal business declined by 2.8% in California. We continue to see a steady level of new business submittals and our policy count in California has increased 2.8% in the nine months ended September 30, 2010.

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

In August 2009, the WCIRB recommended a 22.8% increase in the claims cost benchmark effective January 1, 2010. This recommendation was based upon the WCIRB’s evaluation of March 31, 2009 loss experience and included a 16.0% rate increase due to increased medical costs and a 5.8% increase directly attributable to expected additional costs arising from Workers’ Compensation Appeals Board decisions. On November 9, 2009, the California Commissioner again rejected the WCIRB recommendation and left the claims cost benchmark unchanged. On April 16, 2010, the WCIRB submitted an analysis of premium and loss experience as of December 31, 2009, indicating a 21.1% increase in the claims cost benchmark, without making a recommendation. The California Commissioner took no action as a result of that analysis. On August 18, 2010, the WCIRB recommended a 29.6% increase in the claims cost benchmark effective January 1, 2011, based on the WCIRB’s evaluation of March 31, 2010 loss experience. The WCIRB subsequently amended its August filing in September 2010 to recommend a 27.7% increase in the claims cost benchmark in lieu of the 29.6% increase based on an analysis of June 30, 2010 loss experience. The California Commissioner has not issued a decision on the recommendation of the WCIRB as of the date of this filing.

We set our own premium rates in California based upon actuarial analysis of current and anticipated loss trends with a goal of maintaining underwriting profitability. We reduced our filed premium rates in California from 2003 through 2008 as a result of favorable loss costs trends originating from the 2003 and 2004 legislative reforms. However, due to recent increases in loss costs, primarily medical cost inflation, we have increased our filed premium rates by a cumulative 25.2% since February 1, 2009. We expect to file new rates in California for new and renewal policies to be effective on or after March 15, 2011.

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

On October 15, 2010, the Florida Insurance Commissioner approved a 7.8% increase in workers’ compensation rates to be effective January 1, 2011 for new and renewal business.

Premium revenues in 2010 will continue to reflect rate increases in California, rate reductions in several of our other states, including Florida and Nevada, as well as competitive pressures and the continuing impacts of the recession.

Net Investment Income and Realized Gains (Losses) on Investments. We invest our holding company assets, statutory surplus and the funds supporting our insurance liabilities, including unearned premiums and unpaid losses and loss adjustment expenses (LAE). We invest in fixed maturity securities, equity securities, short-term investments, and cash equivalents. Net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities, less bank service charges and custodial and portfolio management fees. Realized gains and losses on our investments are reported separately from our net investment income. Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are recognized when securities are written down as a result of an other-than-temporary impairment.

We have established a high quality/short duration bias in our investment portfolio with high underlying credit quality of our municipal bond holdings. The performance of our investment portfolio, with its diversified structure and quality bias, has been strong and our realized and unrealized losses have been minimal, considering the volatility and uncertainty in the financial markets.

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

In November 2010, we re-negotiated the terms of a reinsurance agreement, which will result in an expense of approximately $1.8 million in the fourth quarter of 2010 and will be reflected in commission expense.

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

Underwriting and Other Operating Expenses. Underwriting and other operating expenses includes the costs to acquire and maintain an insurance policy (excluding commissions) consisting of premium taxes and certain other general expenses that vary with, and are primarily related to, producing new or renewal business. These acquisition costs are deferred and amortized to underwriting and other operating expenses in the consolidated statements of income as the related premiums are earned. Other underwriting expenses consist of changes in estimates of future write-offs of premiums receivable, general administrative expenses such as salaries and benefits, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately, fees and assessments of boards, bureaus and statistical agencies for policy service and administration items such as rating manuals, rating plans, and experience data. Our underwriting and other operating expenses are a reflection of our operating efficiency in producing, underwriting and administering our business. Policy acquisition costs are variable based on premiums earned. However other operating expenses are more fixed in nature and become a larger percentage of net premiums earned as premiums decline.

In July 2010, we announced the reorganization of our operations to eliminate duplicative services and better align resources with business activity and growth opportunities. We combined our four regional operating units into two units, Eastern and Western, with the Strategic Partnerships and Alliances unit remaining structurally unchanged. In connection with these efforts and with general cost control efforts, we eliminated approximately 160 positions. These changes to our workforce were substantially completed in the third quarter of 2010.

We recorded total restructuring charges of $4.2 million in the third quarter of 2010, including $2.9 million related to workforce reductions and $1.3 million related to leases for facilities that were vacated during the quarter. We expect to record additional restructuring charges of approximately $1.4 million related to leases for facilities that we will vacate in the fourth quarter of 2010. Beginning in 2011, we anticipate annualized savings of approximately $19.0 million, comprised of $17.7 million in salaries and benefits and $1.3 million in lease related savings.

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

Results of Operations

Three Months Ended September 30, 2010 and 2009

The following table summarizes our consolidated financial results for the three months ended September 30, 2010 and 2009:

	2010	2009	Increase (Decrease) 2010 Over 2009	Percentage Increase (Decrease) 2010 Over 2009
	(in thousands, except percentages)
Selected Financial Data
Gross premiums written	$83,265	$84,842	$(1,577)	(1.9)%
Net premiums written	81,312	82,790	(1,478)	(1.8)

Net premiums earned	$80,695	$98,240	$(17,545)	(17.9)
Net investment income	20,689	22,334	(1,645)	(7.4)
Realized gains on investments	8	3,564	(3,556)	(99.8)
Other income	393	183	210	114.8
Total revenues	101,785	124,321	(22,536)	(18.1)

Losses and LAE	52,764	53,395	(631)	(1.2)
Commission expense	9,971	(1,276)	11,247	n/a
Dividends to policyholders	1,584	1,539	45	2.9
Underwriting and other operating expenses	25,722	33,688	(7,966)	(23.6)
Interest expense	1,632	1,824	(192)	(10.5)
Income tax expense	58	4,594	(4,536)	(98.7)
Total expenses	91,731	93,764	(2,033)	(2.2)

Net income	$10,054	$30,557	$(20,503)	(67.1)%

Selected Operating Data
Losses and LAE ratio	65.3%	54.3%	11.0
Commission expense ratio	12.4	(1.3)	13.7
Dividends to policyholders’ ratio	2.0	1.6	0.4
Underwriting and other operating expenses ratio	31.9	34.3	(2.4)
Combined ratio(1)	111.6%	88.9%	22.7
Net income before impact of the deferred reinsurance gain— LPT Agreement(2)	$5,262	$25,889	$(20,627)	(79.7)%

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

The table below shows the reconciliation of net income to net income before impact of the deferred reinsurance gain—LPT Agreement for the three months ended:

	September 30,
	2010	2009
	(in thousands)
Net income	$10,054	$30,557
Less impact of the deferred reinsurance gain—LPT Agreement	4,792	4,668
Net income before impact of the deferred reinsurance gain—LPT Agreement	$5,262	$25,889

Our goal is to maintain focus on disciplined underwriting and to continue to pursue profitable growth opportunities across market cycles. The combined ratio is a key operating metric that reflects underwriting profitability. Our combined ratio increased 22.7 percentage points for the three months ended September 30, 2010, to 111.6%, compared to 88.9% for the same period of 2009. This increase was primarily the result of the following:

•
Net premiums earned decreased 17.9% for the three months ended September 30, 2010, compared to the same period of 2009. This decrease reflects the impacts of the recession, high rates of unemployment, declines in our insureds’ payrolls, lower net rates, and our application of disciplined pricing objectives and underwriting guidelines in a highly competitive market. These factors resulted in 3.0% fewer policies in-force compared to a year ago, and a lower average policy size.

•
Overall, losses and LAE decreased $0.6 million for the three months ended September 30, 2010, compared to the same period of 2009. The decrease was primarily due to lower net premiums earned, which was partially offset by that fact that there was no favorable loss development for prior accident years recorded during the three months ended September 30, 2010, compared to favorable prior accident year loss development of $10.4 million for the same period of 2009. Our current accident year loss estimates were 69.4% and 69.7% for the three months ended September 30, 2010 and 2009, respectively. Additionally, a $1.6 million expense related to the commutation of certain reinsurance treaties (Commutation) is included in losses and LAE for the third quarter of 2010.

The table below reflects the losses and LAE reserve adjustments for the periods presented.

	Three Months Ended September 30,
	2010	2009
	(in millions)
Prior accident year favorable development, net (excluding Commutation)	$—	$10.4

LPT amortization of the deferred reinsurance gain	$4.8	$4.7

Excluding the impact from the LPT Agreement, losses and LAE would have been $57.6 million and $58.1 million, or 71.3% and 59.1%, of net premiums earned for the three months ended September 30, 2010 and 2009, respectively.

•
Underwriting and other operating expenses decreased 23.6% for the three months ended September 30, 2010, compared to the same period of 2009, including restructuring items for both years. We incurred charges of $4.2 million during the third quarter of 2010, including $2.9 million related to workforce reductions and $1.3 million related to leases for facilities that were vacated during the quarter. This compared to integration and restructuring charges of $0.6 million for the same period of 2009 related to our acquisition of AmCOMP Incorporated. Excluding these charges, underwriting and other operating expenses decreased $11.6 million, or 35.0%, for the three months ended September 30, 2010, compared to the same period of 2009. The decrease reflects efforts to manage our expenses during a period of declining premiums. During the three months ended September 30, 2010, our compensation expenses declined $2.9 million, compared to the same period of 2009. Additionally, our premium taxes and bad debt expense decreased $2.1 million and $1.1 million, respectively, during the third quarter of 2010, compared to the same period of 2009, due to the decline in premiums and adjustments to accruals for these items.

•
Commission expense increased $11.2 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, primarily due to the $14.1 million adjustment in the accrual for the LPT contingent profit commission during the three months ended September 30, 2009, partially offset by lower net premiums earned.

In addition to the items noted above that resulted in a combined ratio of 111.6%, representing an underwriting loss for the third quarter of 2010, our net income for the quarter was impacted by the following:

•
Net investment income decreased 7.4% for the three months ended September 30, 2010, compared to the same period of 2009. The decrease was primarily related to a 0.3 percentage point decrease in the average pre-tax book yield on invested assets for the three months ended September 30, 2010, to 4.1%, compared to 4.4% for the same period of 2009. The tax-equivalent yield on invested assets decreased to 5.4% at September 30, 2010, compared to 5.6% at September 30, 2009.

•
There were no material realized gains on investments for the third quarter of 2010. For the three months ended September 30, 2009, we had realized gains on investments of $3.6 million attributable to the sale of previously impaired equity securities.

•
Interest expense decreased 10.5% for the three months ended September 30, 2010, compared to the same period of 2009, primarily due to a $50.0 million reduction in the principal balance on the Amended Credit Facility in the fourth quarter of 2009.

•
Income tax expense decreased 98.7% for the three months ended September 30, 2010, compared to the same period of 2009. The effective tax rates for the three months ended September 30, 2010 and 2009 were 0.6% and 13.1%, respectively. Tax exempt income as a percentage of pre-tax income increased 54.6 percentage points for the three months ended September 30, 2010, to 86.9%, compared to 27.8% for the same period of 2009. The increase in tax exempt income as a percentage of pre-tax income was primarily due to a $25.1 million decrease in pre-tax income.

Overall, net income decreased 67.1% for the three months ended September 30, 2010, compared to the same period of 2009. Net income includes amortization of the deferred reinsurance gain—LPT Agreement of $4.8 million and $4.7 for the three months ended September 30, 2010 and 2009, respectively. Excluding the impact of the deferred reinsurance gain—LPT Agreement, net income would have been $5.3 million and $25.9 million for the three months ended September 30, 2010 and September 30, 2009, respectively.

Results of Operations

Nine Months Ended September 30, 2010 and 2009

The following table summarizes our consolidated financial results for the nine months ended September 30, 2010 and 2009:

	2010	2009	Increase (Decrease) 2010 Over 2009	Percentage Increase (Decrease) 2010 Over 2009
	(in thousands, except percentages)
Selected Financial Data
Gross premiums written	$242,064	$306,270	$(64,206)	(21.0)%
Net premiums written	234,812	298,159	(63,347)	(21.2)

Net premiums earned	$238,221	$314,221	$(76,000)	(24.2)
Net investment income	62,592	68,704	(6,112)	(8.9)
Realized gains on investments	900	1,060	(160)	(15.1)
Other income	600	388	212	54.6
Total revenues	302,313	384,373	(82,060)	(21.3)

Losses and LAE	138,097	166,657	(28,560)	(17.1)
Commission expense	29,052	25,611	3,441	13.4
Dividends to policyholders	3,386	5,418	(2,032)	(37.5)
Underwriting and other operating expenses	83,132	102,624	(19,492)	(19.0)
Interest expense	4,832	5,608	(776)	(13.8)
Income tax expense	1,164	6,698	(5,534)	(82.6)
Total expenses	259,663	312,616	(52,953)	(16.9)

Net income	$42,650	$71,757	$(29,107)	(40.6)%

Selected Operating Data
Losses and LAE ratio	58.0%	53.0%	5.0
Commission expense ratio	12.2	8.2	4.0
Dividends to policyholders’ ratio	1.4	1.7	(0.3)
Underwriting and other operating expenses ratio	34.9	32.7	2.2
Combined ratio(1)	106.5%	95.6%	10.9
Net income before impact of the deferred reinsurance gain—LPT Agreement(2)	$29,136	$58,380	$(29,244)	(50.1)%

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

The table below shows the reconciliation of net income to net income before impact of the deferred reinsurance gain—LPT Agreement for the nine months ended:

	September 30,
	2010	2009
	(in thousands)
Net income	$42,650	$71,757
Less impact of the deferred reinsurance gain—LPT Agreement	13,514	13,377
Net income before impact of the deferred reinsurance gain—LPT Agreement	$29,136	$58,380

Our goal is to maintain focus on disciplined underwriting and to continue to pursue profitable growth opportunities across market cycles. The combined ratio is a key operating metric that reflects underwriting profitability. Our combined ratio increased 10.9 percentage points for the nine months ended September 30, 2010, to 106.5%, compared to 95.6% for the same period of 2009. This increase was primarily the result of the following:

•
Net premiums earned decreased 24.2% for the nine months ended September 30, 2010, compared to the same period of 2009. This decrease reflects the impacts of the recession, high rates of unemployment, declines in our insureds’ payrolls, lower net rates, and our application of disciplined pricing objectives and underwriting guidelines in a highly competitive market. These factors resulted in 3.0% fewer policies in-force compared to a year ago, and a lower average policy size.

•
Overall, losses and LAE decreased $28.6 million for the nine months ended September 30, 2010, compared to the same period of 2009, primarily due to lower net premiums earned. Additionally, during the nine months ended September 30, 2010, favorable prior accident year loss development decreased $23.0 million to $16.6 million, compared to the same period of 2009. Our current accident year loss estimates were 69.9% for the nine months ended September 30, 2010 and 2009. Additionally, a $1.6 million expense related to the Commutation is included in losses and LAE for the nine months ended September 30, 2010.

The table below reflects the losses and LAE reserve adjustments for the periods presented.

	Nine Months Ended September 30,
	2010	2009
	(in millions)
Prior accident year favorable development, net (excluding Commutation)	$16.6	$39.6

LPT amortization of the deferred reinsurance gain	$13.5	$13.4

Excluding the impact from the LPT Agreement, losses and LAE would have been $151.6 million and $180.0 million, or 63.6% and 57.3%, of net premiums earned for the nine months ended September 30, 2010 and 2009, respectively.

•
Underwriting and other operating expenses decreased 19.0% for the nine months ended September 30, 2010, compared to the same period of 2009, including restructuring items for both years. We incurred charges of $5.1 million in the nine months ended September 30, 2010, including $3.8 million related to workforce reductions and $1.3 million related to leases for facilities that were vacated. This compared to integration and restructuring charges of $4.9 million for the same period of 2009 related to our acquisition of AmCOMP Incorporated. Excluding these charges, underwriting and other operating expenses decreased $19.7 million, or 20.2%, for the nine months ended September 30, 2010, compared to the same period of 2009. The decrease reflects efforts to manage our expenses during a period of declining premiums. During the nine months ended September 30, 2010 information technology expenses declined $2.5 million and compensation expenses declined $7.5 million, compared to the same period of 2009. Additionally, the decline in premium combined with favorable adjustments resulted in a $3.8 million decrease in premium taxes and a $2.1 million decrease in bad debt expense.

•
Commission expense increased $3.4 million, or 13.4%, for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, primarily due to the $14.1 million adjustment in the accrual for the LPT contingent profit commission during the nine months ended September 30, 2009, partially offset by lower net premiums earned.

•
Dividends to policyholders decreased $2.0 million for the nine months ended September 30, 2010, compared to the same period of 2009, due to lower premium levels on dividend policies in Florida and Wisconsin and fewer policies eligible for dividend payments.

In addition to the items noted above that resulted in a combined ratio of 106.5%, representing an underwriting loss for the nine months ended September 30, 2010, our net income for the same period was impacted by the following:

•
Net investment income decreased 8.9% for the nine months ended September 30, 2010, compared to the same period of 2009. The decrease was primarily related to a 0.3 percentage point decrease in the average pre-tax book yield on invested assets for the nine months ended September 30, 2010, to 4.3%, compared to 4.6% for the same period of 2009. The tax-equivalent yield on invested assets decreased to 5.4% at September 30, 2010, compared to 5.6% at September 30, 2009.

•
Interest expense decreased 13.8% for the nine months ended September 30, 2010, compared to the same period of 2009, primarily due to a $50.0 million reduction in the principal balance on the Amended Credit Facility in the fourth quarter of 2009.

•
Income tax expense decreased 82.6% for the nine months ended September 30, 2010, compared to the same period of 2009. The effective tax rates for the nine months ended September 30, 2010 and 2009 were 2.7% and 8.5%, respectively. Tax exempt income as a percentage of pre-tax income increased 24.9 percentage points for the nine months ended September, 30, 2010, to 62.4%, compared to 37.5% for the same period of 2009. The increase in tax exempt income as a percentage of pre-tax income was primarily due to a $34.6 million decrease in pre-tax income.

Overall, net income decreased 40.6% for the nine months ended September 30, 2010, compared to the same period of 2009. Net income includes amortization of the deferred reinsurance gain—LPT Agreement of $13.5 million and $13.4 million for the nine months ended September 30, 2010 and 2009, respectively. Excluding the impact of the deferred reinsurance gain—LPT Agreement, net income would have been $29.1 million and $58.4 million for the nine months ended September 30, 2010 and September 30, 2009, respectively.

Liquidity and Capital Resources

Parent Company. We are a holding company and our ability to fund our operations is contingent upon our insurance subsidiaries’ abilities to pay dividends. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. We require cash to pay stockholder dividends, repurchase common stock, make interest and principal payments on our outstanding debt obligations, fund our operating expenses, and support our growth strategy.

Through September 30, 2010, EICN and EPIC paid ordinary dividends of $100.3 million and $14.9 million, respectively, to Employers Group, Inc. (EGI), their immediate holding company, and subsequently from EGI to EHI.

On May 27, 2010, we received approval from the Nevada Commissioner of Insurance for $150.0 million in extraordinary dividends from EICN special surplus, which was paid by EICN to EGI, and subsequently from EGI to EHI, on June 3, 2010. As a result of the payment of the extraordinary dividend from special surplus, any additional dividends paid by EICN through June 3, 2011 will require prior approval by the Nevada Commissioner of Insurance.

As of September 30, 2010, the holding company had cash and fixed maturity securities maturing within the next 24 months of $126.3 million. Fifty million dollars of our line of credit is due on or before each of December 31, 2010 and March 26, 2011. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, maturing investments, and dividends from our insurance subsidiaries.

In November 2009, the EHI Board of Directors (Board of Directors) authorized a share repurchase program for $50 million of the Company’s common stock from January 1, 2010 through December 31, 2010 (the 2010 Program). Through September 30, 2010, we repurchased a total of 3,291,709 shares of common stock under the 2010 Program at an average price of $15.19 per share, including commissions, for a total of $50.0 million.

On November 3, 2010, the Board of Directors authorized a share repurchase program for up to $100 million of the Company’s common stock from November 8, 2010 through June 30, 2012. Repurchases under this program may be commenced or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.

We entered into the Amended Credit Facility, under which we borrowed $150.0 million, in September 2008. We are currently in compliance with all applicable covenants. The outstanding principal balance at September 30, 2010 was $100.0 million. The Amended Credit Facility is secured by fixed maturity securities and cash and cash equivalents that had a fair value of $136.3 million and $214.2 million at September 30, 2010 and 2009, respectively.

As of September 30, 2010 and 2009, total outstanding debt was $132.0 million and $182.0 million, respectively. Interest and fees on debt obligations totaled $4.8 million for the first nine months of 2010, down $0.8 million from the same period of 2009.

Our capital structure is comprised of outstanding debt and stockholders’ equity. As of September 30, 2010, our capital structure consisted of $100.0 million principal balance on our Amended Credit Facility, $32.0 million in surplus notes maturing in 2034, and $903.8 million of stockholders’ equity, including the deferred reinsurance gain—LPT Agreement.

Outstanding debt was 12.7% of total capitalization, including the deferred reinsurance gain—LPT Agreement, as of September 30, 2010.

Operating Subsidiaries. The primary sources of cash for our insurance subsidiaries are funds generated from underwriting operations, investment income, and maturing investments. The primary uses of cash are payments of claims and operating expenses, purchases of investments, and payments of dividends to the parent holding company, which are subject to state insurance laws and regulations.

As of September 30, 2010, our insurance subsidiaries had total cash and fixed maturity securities maturing within the next 24 months of $391.1 million. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.

We purchase reinsurance to protect us against the costs of severe claims and catastrophic events. On July 1, 2010, we entered into a new reinsurance program that is effective through June 30, 2011. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized.

We are required by various state laws and regulations to keep securities or letters of credit in depository accounts with the states in which we do business. As of September 30, 2010 and 2009, securities having a fair value of $577.9 million and $564.2 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit and in all cases are restricted or limited to fixed maturity securities. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by us. The fair value of securities held in trust for reinsurance at September 30, 2010 and 2009 was $5.9 million and $6.1 million, respectively.

Cash Flows

We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.

The table below shows our net cash flows for the nine months ended:
	September 30,
	2010	2009
	(in thousands)
Cash and cash equivalents (used in) provided by:
Operating activities	$5,601	$46,367
Investing activites	5,536	25,485
Financing activities	(58,709)	(62,124)
Net increase in cash and cash equivalents	$(47,572)	$9,728

Net cash provided by operating activities decreased $40.8 million for the nine months ended September 30, 2010, compared to the same period of 2009.

Significant items providing net cash from operations included:

•	decreased losses and LAE paid of $19.4 million; and

•	decreased underwriting and other operating expenses paid of $9.8 million, including lower premium taxes paid of $3.5 million.

Significant items using net cash from operations included:

•	decreased net premiums received of $60.0 million;

•	increased commission expense paid of $3.5 million, primarily due to less cash received from LPT contingent profit commissions of $5.7 million; and

•	increased income taxes paid of $8.4 million.

Net cash provided by investing activities was $5.5 million for the nine months ended September 30, 2010, compared to $25.5 million for the same period of the prior year. The difference was primarily due to the reinvestment of funds from maturities and redemptions in 2010. In the prior year, we used proceeds from maturities and redemptions of investments primarily for the repurchase of our common stock.

Net cash used in financing activities was $58.7 million for the nine months ended September 30, 2010, compared to $62.1 million for the same period in 2009. The majority of cash used in financing activities was to repurchase our common stock and to pay dividends to stockholders. The year-over-year decrease in cash used in financing activities was primarily due to a reduction in cash used for the repurchase of common stock.

Investments

As of September 30, 2010, the amortized cost of our investment portfolio was $1.89 billion and the fair value was $2.08 billion.

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

Our investment portfolio, which is classified as available-for-sale, consisted of 96.5% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. As of September 30, 2010, our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.91. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds. However, our investment strategy balances consideration of duration, yield and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be “AA”. As of September 30, 2010, our fixed maturity securities portfolio had an average quality of “AA” using ratings assigned by Standard & Poor’s with approximately 75.8% of the market value rated “AA” or better.

We carry our portfolio of equity securities on our balance sheet at fair value.  In order to minimize our exposure to equity price risk and the resulting increases and decreases to our assets, we invest primarily in equity securities of mid-to-large capitalization issuers and seek to diversify our equity holdings across several industry sectors. At September 30, 2010, equity securities represented 3.5% of our investment portfolio.

Given the economic uncertainty and continued market volatility, we believe that our asset allocation best meets our strategy to preserve capital for policyholders, to provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

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

The following table shows the fair value, the percentage of the fair value to total investments and the tax equivalent yield based on the fair value of each category of invested assets as of September 30, 2010.

Category	Fair Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasury securities	$148,725	7.1%	3.7%
U.S. Agency securities	123,432	5.9	4.0
States and municipalities	1,020,197	49.0	5.9
Corporate securities	437,954	21.0	5.3
Residential mortgage-backed securities	243,049	11.7	5.7
Commercial mortgage-backed securities	26,614	1.3	5.2
Asset-backed securities	11,690	0.5	5.4
Equity securities	72,514	3.5	4.6
Total	$2,084,175	100.0%
Weighted average yield			5.4%

The following table shows the Standard & Poor’s ratings distribution of our fixed maturity securities portfolio as of September 30, 2010 as a percentage of total fair value.

Rating	Percentage of Total Fair Value

“AAA”	38.3%
“AA”	37.5
“A”	18.5
“BBB”	5.5
Other	0.2
Total	100%

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

Based on our review of fixed maturity and equity securities we believe that we have appropriately identified the declines in the fair values of our unrealized losses at September 30, 2010. We also determined that the unrealized losses on equity securities at September 30, 2010 were not considered to be other-than-temporary due to the financial condition and the near term prospects of the issuers. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers.  For the nine months ended September 30, 2009, we recognized an impairment of $1.9 million in the fair value of equity securities in our investment portfolio. The impairment was recognized as a result of the severity and duration of the decline in the market values of these securities primarily due to market conditions. We also determined that the remaining unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and the near term prospects of the issuers.

The cost or amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of our investments at September 30, 2010, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At September 30, 2010	(in thousands)
Fixed maturity securities
U.S. Treasuries	$133,564	$15,161	$—	$148,725
U.S. Agencies	114,318	9,114	—	123,432
States and municipalities	940,372	79,831	(6)	1,020,197
Corporate	399,176	38,811	(33)	437,954
Residential mortgaged-backed securities	224,930	18,569	(450)	243,049
Commercial mortgaged-backed securities	25,151	1,463	—	26,614
Asset-backed securities	10,797	893	—	11,690
Total fixed maturity securities	1,848,308	163,842	(489)	2,011,661

Equity securities
Consumer goods	14,421	8,735	(48)	23,108
Energy and utilities	4,715	4,643	—	9,358
Financial	6,868	3,050	(173)	9,745
Technology and communications	7,928	9,676	(37)	17,567
Industrial and other	6,170	6,596	(30)	12,736
Total equity securities	40,102	32,700	(288)	72,514
Total investments	$1,888,410	$196,542	$(777)	$2,084,175

Contractual Obligations and Commitments

The following table identifies our long-term debt and contractual obligations as of September 30, 2010.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5-Years
	(in thousands)
Operating leases	$32,547	$2,143	$14,523	$8,636	$7,245
Purchased liabilities	705	205	500	—	—
Notes payable(1)	166,925	51,828	53,064	2,886	59,147
Capital leases	2,968	474	2,211	283	—
Losses and LAE reserves (2)(3)	2,325,831	235,512	294,878	208,010	1,587,432
Total contractual obligations	$2,528,976	$290,161	$365,176	$219,815	$1,653,824

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense that is based on LIBOR rates plus a margin.  The estimated interest expense was based on the contractual obligations of the debt outstanding as of September 30, 2010.  The interest rates range from 1.51% to 4.56%.

(2)	The losses and LAE reserves are presented gross of our reinsurance recoverables on unpaid losses, which are as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5-Years
	(in thousands)
Reinsurance recoverables	$(996,817)	$(44,173)	$(87,059)	$(84,659)	$(780,925)

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

Our reserve for unpaid losses and LAE (gross and net), as well as the above-described main components of such reserves were as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Case reserves	$895,298	$915,378
IBNR	1,134,271	1,198,019
LAE	296,262	312,261
Gross unpaid losses and LAE	2,325,831	2,425,658
Less: Reinsurance recoverables on unpaid losses and LAE, gross	996,817	1,052,505
Net unpaid losses and LAE	$1,329,014	$1,373,153

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

Management along with internal actuarial staff and the Consulting Actuary separately analyze LAE and estimate unpaid LAE. These analyses rely primarily on examining the relationship between the aggregate amounts that have been spent on LAE historically, compared to the volume of claims activity for the corresponding historical calendar periods. The portion of unpaid LAE that will be recoverable from reinsurers is estimated based on the contractual reinsurance terms.

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

The following table provides a reconciliation of the beginning and ending loss reserves on a GAAP basis.

	For Nine Months Ended September 30, 2010	For the Year Ended December 31, 2009
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,425,658	$2,506,478
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	1,052,505	1,076,350
Net unpaid losses and LAE at beginning of period	1,373,153	1,430,128
Losses and LAE, net of reinsurance, incurred in:
Current period	166,618	219,627
Prior periods	(15,007)	(39,593)
Total net losses and LAE incurred during the period	151,611	180,034
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	33,797	48,166
Prior periods	161,953	165,491
Total net payments for losses and LAE during the period	195,750	213,657
Ending unpaid losses and LAE, net of reinsurance	1,329,014	1,396,505
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	996,817	1,047,139
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,325,831	$2,443,644

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

It is likely that ultimate losses and LAE will differ from the loss reserves recorded in our September 30, 2010 consolidated balance sheet. Actual losses and LAE payments could be greater or less than our projections, perhaps significantly.

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

Loss Portfolio Transfer Agreement (LPT Agreement)

Under the LPT Agreement, $1.525 billion in liabilities for incurred but unpaid losses and LAE related to claims incurred by EICN prior to July 1, 1995 was ceded for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were approximately $857.5 million and $888.4 million as of September 30, 2010 and December 31, 2009, respectively. Losses and LAE paid with respect to the LPT Agreement totaled approximately $519.9 million and $489.0 million through September 30, 2010 and December 31, 2009, respectively.

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

The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of September 30, 2010, our fixed maturity securities portfolio had a duration of 4.91. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk since December 31, 2009 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the financial statements contained in this Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of our common stock for the three months ended September 30, 2010:

Period	Total Numbers of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
July 1 – July 31, 2010	614,256	$15.90	614,256	$18.34
August 1 – August 31, 2010	743,523	14.74	743,523	7.38
September 1 – September 30, 2010	480,000	15.38	480,000	0.0
Total Repurchases	1,837,779	$15.29	1,837,779

(1)	Includes fees and commissions paid on stock repurchases.

(2)
On November 4, 2009, the Board of Directors authorized a 2010 share repurchase program for $50 million of the Company’s common stock (2010 Program). The Company purchased shares at prevailing market prices through open market transactions, in accordance with applicable laws and regulations.

On November 3, 2010, the Board of Directors authorized a share repurchase program for up to $100 million of the Company's common stock. We expect that shares may be purchased at prevailing market prices from November 8, 2010 through June 30, 2012 through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the stock repurchase program may be commenced, modified or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits
Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of William E. Yocke Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of William E. Yocke Pursuant to Section 906	X
*101.INS	XBRL Instance Document	X
*101.SCH	XBRL Taxonomy Extension Schema Document	X
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
*XBRL (eXtensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date: November 4, 2010	/s/ Douglas D. Dirks
Douglas D. Dirks
President and Chief Executive Officer
Employers Holdings, Inc.

Date: November 4, 2010	/s/ William E. Yocke
William E. Yocke
Executive Vice President and
Chief Financial Officer
Employers Holdings, Inc.