Form 10-K/A
period 2010-12-31
Employers Holdings, Inc.
filed 2011-02-28
CIK 1379041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
—————————
FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note

This Form 10-K/A amends the Annual Report on Form 10-K of Employers Holdings, Inc. for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the Commission) on February 24, 2011 (Form 10-K) for the sole purpose of furnishing the interactive data file (Exhibit 101) required pursuant to Rule 405 of Regulation S-T.  Exhibit 101 was omitted from the registrant’s filing of the Form 10-K due to technical difficulties encountered during the electronic transmission of the Form 10-K to the Commission that prevented the submission of Exhibit 101.

No other changes have been made to this Form 10-K other than the furnishing of the exhibit described above. This 10-K/A does not modify or update in any way disclosures made in the Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The Exhibit Index on page 4 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reno, State of Nevada on February 25, 2011.

EMPLOYERS HOLDINGS, INC.

By:	/s/ Douglas D. Dirks
Name: Douglas D. Dirks
Title: Chief Executive Officer

Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
*101.INS	XBRL Instance Document	X
*101.SCH	XBRL Taxonomy Extension Schema Document	X
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

————————————————
*XBRL (eXtensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.