Form 10-Q
period 2011-03-31
Employers Holdings, Inc.
filed 2011-05-05
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	April 29, 2011
Common Stock, $0.01 par value per share	38,561,537 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	As of	As of
	March 31, 2011	December 31, 2010
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $1,851,496 at March 31, 2011 and $1,901,778 at December 31, 2010)	$1,941,145	$2,000,364
Equity securities at fair value (amortized cost $49,500 at March 31, 2011 and $49,281 at December 31, 2010)	84,678	80,130
Total investments	2,025,823	2,080,494
Cash and cash equivalents	167,231	119,825
Restricted cash and cash equivalents	11,321	16,949
Accrued investment income	21,425	23,022
Premiums receivable, less bad debt allowance of $7,004 at March 31, 2011 and $7,603 at December 31, 2010	129,782	109,987
Reinsurance recoverable for:
Paid losses	12,418	14,415
Unpaid losses	946,621	956,043
Funds held by or deposited with reinsureds	2,682	3,701
Deferred policy acquisition costs	34,712	32,239
Federal income taxes recoverable	5,045	4,048
Deferred income taxes, net	41,087	38,078
Property and equipment, net	11,090	11,712
Intangible assets, net	12,878	13,279
Goodwill	36,192	36,192
Other assets	21,032	20,136
Total assets	$3,479,339	$3,480,120

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,267,739	$2,279,729
Unearned premiums	167,571	149,485
Policyholders’ dividends accrued	4,965	5,218
Total claims and policy liabilities	2,440,275	2,434,432
Commissions and premium taxes payable	20,125	17,313
Accounts payable and accrued expenses	18,199	18,601
Deferred reinsurance gain—LPT Agreement	365,822	370,341
Notes payable	132,000	132,000
Other liabilities	17,160	17,317
Total liabilities	2,993,581	2,990,004

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,822,715 and 53,779,118 shares issued and 38,511,187 and 38,965,126 shares outstanding at March 31, 2011 and December 31, 2010, respectively	538	538
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	315,410	314,212
Retained earnings	325,372	319,341
Accumulated other comprehensive income, net	81,137	84,133
Treasury stock, at cost (15,311,528 shares at March 31, 2011 and 14,813,992 shares at December 31, 2010)	(236,699)	(228,108)
Total stockholders’ equity	485,758	490,116
Total liabilities and stockholders’ equity	$3,479,339	$3,480,120
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)
	Three Months Ended
	March 31
	2011	2010
Revenues	(unaudited)
Net premiums earned	$82,427	$79,291
Net investment income	20,493	21,255
Realized gains on investments, net	234	540
Other income	120	—
Total revenues	103,274	101,086

Expenses
Losses and loss adjustment expenses	59,421	40,288
Commission expense	10,281	9,905
Dividends to policyholders	1,012	1,479
Underwriting and other operating expenses	25,678	32,267
Interest expense	917	1,580
Total expenses	97,309	85,519

Net income before income taxes	5,965	15,567
Income tax benefit	(2,380)	(530)
Net income	$8,345	$16,097

Earnings per common share (Note 9):
Basic	$0.22	$0.38
Diluted	$0.21	$0.38
Cash dividends declared per common share	$0.06	$0.06

Realized gains on investments, net
Net realized gains on investments before credit related impairments on fixed maturity securities	$234	$540
Other than temporary impairment, credit losses recognized in earnings	—	—
Portion of impairment recognized in other comprehensive income	—	—
Realized gains on investments, net	$234	$540

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Three Months Ended
	March 31
	2011	2010
Operating activities	(unaudited)
Net income	$8,345	$16,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,841	1,982
Stock-based compensation	640	865
Amortization of premium on investments, net	2,017	1,413
Allowance for doubtful accounts	(599)	365
Deferred income tax (benefit) expense	(1,397)	4,070
Realized gains on investments, net	(234)	(540)
Realized losses on retirement of assets	68	63
Change in operating assets and liabilities:
Accrued investment income	1,597	1,528
Premiums receivable	(19,196)	6,014
Reinsurance recoverable on paid and unpaid losses	11,419	10,004
Funds held by or deposited with reinsureds	1,019	1,305
Federal income taxes recoverable	(997)	(6,327)
Unpaid losses and loss adjustment expenses	(11,990)	(31,731)
Unearned premiums	18,086	312
Accounts payable, accrued expenses and other liabilities	467	(1,468)
Deferred reinsurance gain – LPT Agreement	(4,519)	(4,350)
Other	(1,252)	2,515
Net cash provided by operating activities	5,315	2,117
Investing activities
Purchase of fixed maturities	(23,925)	(36,433)
Purchase of equity securities	(1,054)	(455)
Proceeds from sale of fixed maturities	22,099	21,171
Proceeds from sale of equity securities	1,096	568
Proceeds from maturities and redemptions of investments	49,457	20,354
Capital expenditures and other, net	(863)	(764)
Restricted cash and cash equivalents provided by (used in) investing activities	5,628	(31)
Net cash provided by investing activities	52,438	4,410
Financing activities
Acquisition of treasury stock	(8,591)	(4,381)
Cash transactions related to stock-based compensation	554	(871)
Dividends paid to stockholders	(2,310)	(2,555)
Net cash used in financing activities	(10,347)	(7,807)
Net increase (decrease) in cash and cash equivalents	47,406	(1,280)
Cash and cash equivalents at the beginning of the period	119,825	188,833
Cash and cash equivalents at the end of the period	$167,231	$187,553

 See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 (Unaudited)
1. Basis of Presentation
Employers Holdings, Inc. (EHI) is a Nevada holding company. Through its wholly owned insurance subsidiaries, Employers Insurance Company of Nevada (EICN), Employers Compensation Insurance Company (ECIC), Employers Preferred Insurance Company (EPIC), and Employers Assurance Company (EAC), EHI is engaged in the commercial property and casualty insurance industry, specializing in workers' compensation products and services. Unless otherwise indicated, all references to the “Company” refer to EHI, together with its subsidiaries.
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are the estimate of unpaid losses and loss adjustment expenses (LAE), evaluation of reinsurance recoverables, recognition of premium revenue, deferred policy acquisition costs, deferred income taxes, investments, and the valuation of goodwill and intangible assets.
Reclassifications
Certain prior period information has been reclassified to conform to the current period presentation.

2. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At March 31, 2011	(in thousands)
Fixed maturity securities
U.S. Treasuries	$134,541	$8,687	$(202)	$143,026
U.S. Agencies	105,852	6,219	(135)	111,936
States and municipalities	911,485	41,300	(5,931)	946,854
Corporate	437,144	26,378	(3,650)	459,872
Residential mortgage-backed securities	227,716	16,025	(745)	242,996
Commercial mortgage-backed securities	21,658	1,068	(3)	22,723
Asset-backed securities	13,100	648	(10)	13,738
Total fixed maturity securities	1,851,496	100,325	(10,676)	1,941,145
Equity securities
Consumer goods	19,218	8,085	(106)	27,197
Energy and utilities	4,977	6,382	(2)	11,357
Financial	6,627	3,114	(64)	9,677
Technology and communications	7,894	9,624	(52)	17,466
Industrial and other	10,784	8,204	(7)	18,981
Total equity securities	49,500	35,409	(231)	84,678
Total investments	$1,900,996	$135,734	$(10,907)	$2,025,823

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2010	(in thousands)
Fixed maturity securities
U.S. Treasuries	$135,265	$9,619	$(159)	$144,725
U.S. Agencies	116,747	7,142	(87)	123,802
States and municipalities	927,668	43,054	(4,720)	966,002
Corporate	453,851	28,655	(3,082)	479,424
Residential mortgage-backed securities	230,518	16,926	(688)	246,756
Commercial mortgage-backed securities	23,877	1,201	(1)	25,077
Asset-backed securities	13,852	727	(1)	14,578
Total fixed maturity securities	1,901,778	107,324	(8,738)	2,000,364
Equity securities
Consumer goods	19,141	7,550	(45)	26,646
Energy and utilities	5,106	5,160	(1)	10,265
Financial	6,603	2,916	(19)	9,500
Technology and communications	7,499	8,500	(9)	15,990
Industrial and other	10,932	6,841	(44)	17,729
Total equity securities	49,281	30,967	(118)	80,130
Total investments	$1,951,059	$138,291	$(8,856)	$2,080,494

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$108,865	$111,111
Due after one year through five years	550,811	583,353
Due after five years through ten years	600,927	631,986
Due after ten years	328,419	335,238
Mortgage and asset-backed securities	262,474	279,457
Total	$1,851,496	$1,941,145
The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturity securities
U.S. Treasuries	$10,826	$(202)	$—	$—	$10,826	$(202)
U.S. Agencies	13,163	(135)	—	—	13,163	(135)
States and municipalities	133,707	(5,931)	—	—	133,707	(5,931)
Corporate	116,047	(3,650)	—	—	116,047	(3,650)
Residential mortgage-backed securities	20,548	(401)	3,364	(344)	23,912	(745)
Commercial mortgage-backed securities	2,437	(3)	—	—	2,437	(3)
Asset-backed securities	3,258	(10)	—	—	3,258	(10)
Total fixed maturity securities	299,986	(10,332)	3,364	(344)	303,350	(10,676)
Equity securities
Consumer goods	3,370	(97)	124	(9)	3,494	(106)
Energy and utilities	161	(2)	—	—	161	(2)
Financial	1,463	(50)	84	(14)	1,547	(64)
Technology and communications	755	(52)	—	—	755	(52)
Industrial and other	395	(7)	—	—	395	(7)
Total equity securities	6,144	(208)	208	(23)	6,352	(231)
Total investments	$306,130	$(10,540)	$3,572	$(367)	$309,702	$(10,907)

	December 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturity securities
U.S. Treasuries	$4,548	$(159)	$—	$—	$4,548	$(159)
U.S. Agencies	14,500	(87)	—	—	14,500	(87)
States and municipalities	124,245	(4,720)	—	—	124,245	(4,720)
Corporate	123,216	(3,082)	—	—	123,216	(3,082)
Residential mortgage-backed securities	15,161	(304)	3,465	(384)	18,626	(688)
Commercial mortgage-backed securities	1365	(1)	—	—	1,365	(1)
Asset-backed securities	923	(1)	—	—	923	(1)
Total fixed maturity securities	283,958	(8,354)	3,465	(384)	287,423	(8,738)
Equity securities
Consumer goods	4,993	(45)	—	—	4,993	(45)
Energy and utilities	163	(1)	—	—	163	(1)
Financial	1,695	(16)	66	(3)	1,761	(19)
Technology and communications	801	(9)	—	—	801	(9)
Industrial and other	2,999	(44)	—	—	2,999	(44)
Total equity securities	10,651	(115)	66	(3)	10,717	(118)
Total investments	$294,609	$(8,469)	$3,531	$(387)	$298,140	$(8,856)
Based on reviews of the fixed maturity securities, the Company determined that unrealized losses as of March 31, 2011 and December 31, 2010 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair values were less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent on not selling the securities, and a determination made that it is not more likely than not that the Company will be required to sell the securities until fair value recovers above cost, or to maturity.
Based on reviews of the equity securities as of March 31, 2011 and December 31, 2010, the Company determined that the unrealized losses as of that date were not considered to be other-than-temporary due to the financial condition and near term prospects of the issuers.
Realized gains on investments, net and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Realized gains on investments, net
Fixed maturity securities	$(27)	$260
Equity securities	261	280
Total	$234	$540
Change in unrealized gains (losses)
Fixed maturity securities	$(8,937)	$1,169
Equity securities	4,329	2,879
Total	$(4,608)	$4,048

Net investment income was as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Fixed maturity securities	$20,544	$21,360
Equity securities	449	333
Cash equivalents and restricted cash	105	176
	21,098	21,869
Investment expenses	(605)	(614)
Net investment income	$20,493	$21,255
The Company is required by various state laws and regulations to keep securities or letters of credit on deposit in depository accounts with the states in which it does business. As of March 31, 2011 and December 31, 2010, securities having a fair value of $562.0 million and $558.6 million, respectively, were on deposit.  These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit. In all states the deposits are limited to fixed maturity securities. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of securities held in trust for reinsurance at March 31, 2011 and December 31, 2010 was $52.6 million and $52.9 million, respectively. Additionally, the Company's debt was secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $126.2 million and $131.0 million at March 31, 2011 and December 31, 2010, respectively.
3. Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments as of March 31, 2011, was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets
Investments	$2,025,823	$2,025,823
Cash and cash equivalents	167,231	167,231
Restricted cash and cash equivalents	11,321	11,321
Financial liabilities
Notes payable	132,000	132,000
As of December 31, 2010, the estimated fair value of the Company’s financial instruments was equal to the carrying value.
The Company's estimates of fair value for financial assets and liabilities are based on the inputs used in the valuation and give the highest priority to quoted prices in active markets and require that observable inputs be used in the valuations when available. The disclosure of fair value estimates is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company's significant market assumptions.
The three levels of the hierarchy are as follows:

•
Level 1 - Valuations based on unadjusted quoted market prices for identical assets or liabilities in active markets. The Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy.

•
Level 2 - Valuations based on observable inputs (other than Level 1 prices), such as quoted market prices for similar assets or liabilities at the measurement date; quoted prices in inactive markets; or other inputs that are observable, either directly or indirectly. When quoted market prices are unavailable, the Company estimates fair value based on objectively verifiable information, if available, and these estimates are included in the amount disclosed in Level 2 of the hierarchy.

•
Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement and involve management judgment. The fair value of certain privately held or thinly traded securities is determined using internal analytical methods based on the best information available.

If quoted market prices and an estimate determined by using objectively verifiable information are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm's length transaction. The valuation methods used by the Company, by type of investment, are described below.
Equity Securities. The Company utilizes market quotations for equity securities that have quoted prices in active markets.
Fixed Maturity Securities, Short-Term Investments. Fair value measurements for these securities are estimated using relevant inputs, including available market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. An Option Adjusted Spread model is also used to develop prepayment and interest rate scenarios. Industry standard models are used to analyze and value securities with embedded options or prepayment sensitivities.
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
Most estimates of fair value for fixed maturities are based on estimates using objectively verifiable information and are included in the amount disclosed in Level 2 of the hierarchy. The fair value estimates for determining Level 3 fair value include the Company's assumptions about risk assessments and market participant assumptions based on the best information available, including quotes from market makers and other broker/dealers recognized as market participants, using standard or trade derived inputs, new issue data, monthly payment information, cash flow generation, prepayment speeds, spread adjustments, or rating updates.
The following table presents the items on the accompanying consolidated balance sheets that are stated at fair value and the fair value measurements.

	Level 1	Level 2	Level 3
At March 31, 2011	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$143,026	$—
U.S. Agencies	—	111,936	—
States and municipalities	—	946,854	—
Corporate	—	459,872	—
Residential mortgage-backed securities	—	242,996	—
Commercial mortgage-backed securities	—	22,723	—
Asset-backed securities	—	13,738	—
Total fixed maturity securities	$—	$1,941,145	$—
Equity securities
Consumer goods	$27,197	$—	$—
Energy and utilities	11,357	—	—
Financial	9,677	—	—
Technology and communications	17,466	—	—
Industrial and other	18,981	—	—
Total equity securities	$84,678	$—	$—

	Level 1	Level 2	Level 3
At December 31, 2010	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$144,725	$—
U.S. Agencies	—	123,802	—
States and municipalities	—	966,002	—
Corporate	—	479,424	—
Residential mortgage-backed securities	—	246,756	—
Commercial mortgage-backed securities	—	25,077	—
Asset-backed securities	—	14,578	—
Total fixed maturity securities	$—	$2,000,364	$—
Equity securities
Consumer goods	$26,646	$—	$—
Energy and utilities	10,265	—	—
Financial	9,500	—	—
Technology and communications	15,990	—	—
Industrial and other	17,729	—	—
Total equity securities	$80,130	$—	$—
4. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. During the three months ended March 31, 2011 and 2010, the Company recognized net income before taxes of $6.0 million and $15.6 million and an income tax benefit of $2.4 million and $0.5 million, yielding effective tax rates of (39.9)% and (3.4)%, respectively. The following is a reconciliation of the federal statutory income tax rates to the Company’s effective tax rates for the periods presented.

	Three Months Ended March 31,
	2011	2010
Expense computed at statutory rate	35.0%	35.0%
Dividends received deduction and tax-exempt interest	(49.4)	(24.0)
LPT Agreement	(26.8)	(12.8)
Pre-privatization reserve adjustments	—	(3.3)
Stock based compensation	—	0.9
Other	1.3	0.8
	(39.9)%	(3.4)%

5. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE for the three months ended:

	March 31,
	2011	2010
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,279,729	$2,425,658
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	956,043	1,052,505
Net unpaid losses and LAE at beginning of period	1,323,686	1,373,153
Losses and LAE, net of reinsurance, incurred in:
Current period	63,110	55,759
Prior periods	830	(11,121)
Total net losses and LAE incurred during the period	63,940	44,638
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	3,690	4,406
Prior periods	62,818	63,086
Total net payments for losses and LAE during the period	66,508	67,492
Ending unpaid losses and LAE, net of reinsurance	1,321,118	1,350,299
Reinsurance recoverable, excluding bad debt allowance in 2010, on unpaid losses and LAE	946,621	1,043,628
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,267,739	$2,393,927
Total net losses and LAE included in the above table excludes the impact of the amortization of the deferred reinsurance gain—LPT Agreement (Deferred Gain) (Note 6).
The change in the liability for unpaid losses and LAE attributable to insured events for prior periods was $0.8 million and $(11.1) million for the three months ended March 31, 2011 and 2010, respectively. The increase in the first quarter of 2011 was related to the Company's assigned risk business, while the major sources of favorable development in the first quarter of 2010 were actual paid losses being less than expected and the impact of new information on selected claim payments and emergence patterns used in the projection of future loss payments.
6. LPT Agreement
The Company is party to a 100% quota share retroactive reinsurance agreement (LPT Agreement) under which $1.5 billion in liabilities for losses and LAE related to claims incurred by EICN prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The initial Deferred Gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The Company amortized $4.5 million and $4.4 million of the Deferred Gain for the three months ended March 31, 2011 and 2010, respectively. Any adjustments to the Deferred Gain are recorded in losses and LAE incurred in the accompanying consolidated statements of income. No adjustments occurred in the current period. The remaining Deferred Gain was $365.8 million and $370.3 million as of March 31, 2011 and December 31, 2010, respectively, and is included in the accompanying consolidated balance sheets.
7. Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income is comprised of unrealized gains on investments classified as available-for-sale and unrealized losses on an interest rate swap, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	March 31,
	2011	2010
	(in thousands)
Net unrealized gain on investments, before taxes	$124,827	$134,598
Net unrealized loss on interest rate swap, before taxes	—	(1,560)
Deferred tax expense on net unrealized gains	(43,690)	(47,604)
Total accumulated other comprehensive income, net	$81,137	$85,434

The following table summarizes the changes in the components of total comprehensive income for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Unrealized (losses) gains during the period, before taxes	$(4,374)	$5,208
Less: income tax (benefit) expense	(1,530)	3,235
Unrealized (losses) gains during the period, net of taxes	(2,844)	1,973
Less reclassification adjustment:
Realized gains in net income	234	540
Income tax expense	82	189
Reclassification adjustment for gains realized in net income	152	351
Other comprehensive (loss) income	(2,996)	1,622
Net income	8,345	16,097
Total comprehensive income	$5,349	$17,719
8. Stock-Based Compensation
On March 16, 2011, 355,063 stock options and 126,975 restricted stock units (RSUs) were awarded to certain officers of the Company. The fair value of the RSUs on the grant date and the per share exercise price of the stock options was $19.81. The stock options have a service vesting period of four years and vest 25% on March 16, 2012, and 25% on each of the subsequent three anniversaries of such date. The stock options and RSUs are subject to accelerated vesting in circumstances of death or disability of the holder or in connection with a change of control of the Company and are subject to partial accelerated vesting in the case of retirement. The stock options expire seven years from the date of grant. The aggregate fair value of the stock options and RSUs on the date of grant was $2.5 million and $2.5 million, respectively.
During the first quarter of 2010, the EHI Board of Directors certified the performance period results of the performance share units (PSUs) awarded in 2007, resulting in the vesting of 196,071 shares of common stock.
A total of 43,597 and 7,783 stock options were exercised during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.
9. Earnings Per Share
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

	Three Months Ended March 31,
	2011	2010
	(in thousands, except share data)
Net income available to stockholders—basic and diluted	$8,345	$16,097
Weighted average number of shares outstanding—basic	38,674,176	42,722,452
Effect of dilutive securities:
Stock options	92,847	—
Restricted stock units	110,101	107,062
Dilutive potential shares	202,948	107,062
Weighted average number of shares outstanding—diluted	38,877,124	42,829,514
Diluted earnings per share exclude outstanding options and other common stock equivalents in periods where the inclusion of such potential common stock instruments would be anti-dilutive. For the three months ended March 31, 2011 and 2010, 1.1 million and 1.2 million stock options, respectively, were excluded from diluted earnings per share, as the options exercise price was greater than the average market price of the common stock during the period. During the same periods, 0.5 million and 0.7 million outstanding RSUs and stock options, respectively, were excluded from diluted earnings per share under the treasury method, as the potential proceeds on settlement or exercise was greater than the value of shares acquired.

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I.  Unless otherwise indicated, all references to “we,” “us,” “our,” “the Company” or similar terms refer to Employers Holdings, Inc. (EHI), together with its subsidiaries. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the Securities and Exchange Commission (SEC), including our 2010 Annual Report on Form 10-K for the year ended December 31, 2010 (Annual Report).
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
We market and sell our workers' compensation insurance products through independent local, regional and national agents and brokers, and through our strategic partnerships and alliances, including our principal partners ADP, Inc. and Anthem Blue Cross of California.
Results of Operations
Overall, net income was $8.3 million and $16.1 million for the three months ended March 31, 2011 and 2010, respectively. We recognized an underwriting loss of $14.0 million during the first quarter of 2011, compared to a $4.6 million underwriting loss during the first quarter of 2010. Underwriting income or loss is determined by deducting losses and LAE, commission expense, dividends to policyholders, and underwriting and other operating expenses from net premiums earned. Key factors that effected our financial performance during the first quarter of 2011, compared to the first quarter of 2010 include:

•	25.3%, or $20.8 million, increase in gross premiums written (4.0% increase in net premiums earned);

•	47.5%, or $19.1 million, increase in losses and LAE (due to the change in prior accident year loss development and an increase in our current accident year loss estimate to 76.6%);

•	20.4%, or $6.6 million, decrease in underwriting and other operating expenses; and

•	$1.9 million increase in income tax benefit.
We measure our performance by our ability to increase stockholders’ equity, including the impact of the deferred reinsurance gain–LPT Agreement (Deferred Gain), over the long-term. Our stockholders’ equity, including the Deferred Gain, was $851.6 million and $860.5 million at March 31, 2011 and December 31, 2010, respectively. Stockholders’ equity, including the Deferred Gain, is a non-GAAP measure that is defined as total stockholders’ equity plus the deferred reinsurance gain—LPT Agreement, which we believe is an important supplemental measure of our capital position. Stockholders’ equity on a GAAP basis was $485.8 million and $490.1 million at March 31, 2011 and December 31, 2010, respectively. As a result of accretive share repurchases in the quarter, shares outstanding declined to 38,511,187 from 38,965,126. Additionally, we have returned $2.3 million to shareholders in 2011 through a $0.06 per share quarterly dividend.
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
The comparative components of net income are set forth in the following table for the three months ended:

	March 31,
	2011	2010
	(in thousands)
Gross premiums written	$103,227	$82,378
Net premiums written	101,126	79,774

Net premiums earned	$82,427	$79,291
Net investment income	20,493	21,255
Realized gains on investments	234	540
Other income	120	—
Total revenues	103,274	101,086

Losses and LAE	59,421	40,288
Commission expense	10,281	9,905
Dividends to policyholders	1,012	1,479
Underwriting and other operating expenses	25,678	32,267
Interest expense	917	1,580
Income tax benefit	(2,380)	(530)
Total expenses	94,929	84,989
Net income	$8,345	$16,097
Less impact of the deferred reinsurance gain— LPT Agreement	$4,519	$4,350
Net income before impact of the deferred reinsurance gain— LPT Agreement(1)	$3,826	$11,747

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

We present net income before impact of the deferred reinsurance gain—LPT Agreement because we believe that it is an important supplemental measure of operating performance to be used by analysts, investors and other interested parties in evaluating us.  The LPT Agreement was a non-recurring transaction, which does not result in ongoing cash benefits, and, consequently, we believe this presentation is useful in providing a meaningful understanding of our operating performance.  In addition, we believe this non-GAAP measure, as we have defined it, is helpful to our management in identifying trends in our performance because the excluded item has limited significance in our current and ongoing operations.
Net Premiums Earned
Net premiums earned increased 4.0% for the three months ended March 31, 2011, compared to the same period of 2010. This increase reflects our continued focus on executing our growth strategy and our application of disciplined pricing objectives and underwriting guidelines in a highly competitive market.

The following table shows the percentage change in our in-force premium, policy count, average policy size, and payroll exposure, upon which our premiums are based, and net rate.

	As of March 31, 2011
	Year-to-Date Percentage Increase (Decrease)	Year-Over-Year Percentage Increase (Decrease)
In-force premium	1.8%	(7.9)%
In-force policy count	7.8	11.7
Average in-force policy size	(5.6)	(17.6)
In-force payroll exposure	2.6	(2.8)
Net rate(1)	(0.8)	(5.3)

(1)
Net rate, defined as total premium in-force divided by total insured payroll exposure, is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Our total in-force premiums and number of policies in-force for our five largest states and all other states combined are shown in the table below.

	March 31, 2011		December 31, 2010		March 31, 2010		December 31, 2009
State	Premium In-force	Policies In-force	Premium In-force	Policies In-force	Premium In-force	Policies In-force	Premium In-force	Policies In-force
	(dollars in thousands)
California	$177,482	30,996	$172,621	29,244	$176,028	27,721	$180,474	27,812
Illinois	19,927	1,213	18,617	932	18,948	799	19,389	801
Nevada	16,197	3,577	16,940	3,596	21,355	3,875	24,050	4,119
Florida	15,096	2,133	15,071	1,963	22,983	2,182	27,964	2,630
Wisconsin	13,637	776	14,573	764	18,402	842	24,125	922
Other	84,519	9,333	83,315	8,061	97,280	7,582	109,023	7,870
Total	$326,858	48,028	$321,137	44,560	$354,996	43,001	$385,025	44,154
Our strategic partnerships and alliances generated $71.9 million and $72.3 million, or 22.0% and 20.4%, of our in-force premiums as of March 31, 2011 and 2010, respectively. This percentage increase was primarily due to the higher retention rates for this business than for business produced by our independent agents. We believe that the bundling of services through these relationships has contributed to the higher retention rates. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to expand existing relationships and actively seek new partnerships and alliances.
Approximately one-half of our business is generated in California, where we continue to see a steady level of new business submittals and where our policy count has increased 6.0% during the first quarter of 2011.
In April 2011, the Workers' Compensation Insurance Rating Bureau (WCIRB) stated that it would make an informational filing highlighting the cost drivers that indicate a cumulative 39.8% increase in the claims cost benchmark since January 1, 2009 based on an analysis of December 31, 2010 loss experience. This includes deterioration of more than ten percentage points in the claims cost benchmark since the WCIRB's previous recommendation for a 27.7% increase based on an analysis of June 30, 2010 loss experience. The WCIRB indicated that this further deterioration was due to: (a) continued adverse loss development on the 2009 accident year; (b) high emerging costs on the 2010 accident year, primarily due to increased claims frequency; (c) less optimistic forecasts for statewide wage growth in California; and (d) increased LAE that is likely as a result of certain Workers' Compensation Appeals Board decisions. The California Commissioner has not adjusted the claims cost benchmark since January 1, 2009.
We set our own premium rates in California based upon actuarial analyses of current and anticipated loss trends with a goal of maintaining underwriting profitability. Due to increasing loss costs, primarily medical cost inflation, we have increased our filed premium rates by a cumulative 28.3% since February 1, 2009. We anticipate filing an additional rate increase for new and renewal policies in California in the third quarter of 2011.

The following table sets forth the percentage increases to our filed California rates effective for new and renewal policies incepting on or after the dates shown.

Effective Date	Premium Rate Change Filed in California
February 1, 2009	10.0%
August 15, 2009	10.5
March 15, 2010	3.0
March 15, 2011	2.5
We expect that premium revenues in 2011 will continue to reflect rate changes (increases and reductions) in the states in which we operate, increasing policy count as we continue to execute our growth strategy, lower average policy size, as well as competitive pressures and the residual effects of the recession.
Net Investment Income and Realized Gains on Investments.
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
Net investment income decreased 3.6% for the three months ended March 31, 2011, compared to the same period of 2010. The decrease was primarily related to a 0.2 percentage point decrease in the average pre-tax book yield on invested assets for the three months ended March 31, 2011, to 4.1%, compared to 4.3% for the same period of 2010. The tax-equivalent yield on invested assets decreased to 5.3% at March 31, 2011, compared to 5.5% at March 31, 2010.
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
Realized gains on investments were $0.2 million and $0.5 million for the first quarter of 2011 and 2010, respectively.
Additional information regarding our Investments is set forth under “—Liquidity and Capital Resources—Investments.”
Combined Ratio
The combined ratio, expressed as a percentage, is a key measurement of underwriting profitability. The combined ratio is the sum of the losses and LAE ratio, the commission expense ratio, dividends to policyholders' ratio, and underwriting and other operating expenses ratio. When the combined ratio is below 100%, we have recorded underwriting income, and conversely, when the combined ratio is greater than 100%, we cannot be profitable without investment income. Because we only have one operating segment, holding company expenses are included in our calculation of the combined ratio.
The following table provides the calculation of our calendar year combined ratios for the three months ended:

	March 31,
	2011	2010
Losses and LAE ratio	72.1%	50.8%
Underwriting and other operating expenses ratio	31.1	40.7
Commission expense ratio	12.5	12.5
Dividends to policyholders' ratio	1.2	1.9
Combined ratio	116.9%	105.9%
Losses and LAE Ratio. Expressed as a percentage, this is the ratio of losses and LAE to net premiums earned.
Losses and LAE represents our largest expense item and includes claim payments made, amortization of the LPT Deferred Gain, estimates for future claim payments and changes in those estimates for current and prior periods, and costs associated with investigating, defending and adjusting claims. The quality of our financial reporting depends in large part on accurately predicting our losses and LAE, which are inherently uncertain as they are estimates of the ultimate cost of individual claims based on actuarial estimation techniques.

In California, we are experiencing an increase in indemnity claims frequency (the number of claims expressed as a percentage of payroll) and our loss experience indicates an upward trend in medical and indemnity costs that are reflected in our current accident year loss estimate. We are also seeing increased medical and indemnity costs in many of our other states, partially offset by long-term favorable loss cost trends in Nevada. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for several years. We assume that increasing medical and indemnity cost trends will continue to impact our long-term claims costs and current accident year loss estimate.
Overall, losses and LAE increased 47.5% for the three months ended March 31, 2011, compared to the same period of 2010, primarily due to the impact of prior accident year loss development and an increase in the current accident year loss estimate. Prior accident year loss development for the three months ended March 31, 2011 was $(0.8) million, related to our assigned risk business, compared to $11.1 million of favorable development for the same period of 2010. Our current accident year loss estimates were 76.6% and 70.3% for the three months ended March 31, 2011 and 2010, respectively. The increase in the current accident year loss estimate is primarily due to continued increasing loss costs in California.
The table below reflects the losses and LAE reserve adjustments for the three months ended:

	March 31,
	2011	2010
	(in millions)
Prior accident year (unfavorable) favorable loss development, net	$(0.8)	$11.1
LPT amortization of the deferred reinsurance gain	$4.5	4.4
Excluding the impact from the LPT Agreement, losses and LAE would have been $63.9 million and $44.6 million, or 77.6% and 56.3%, of net premiums earned for the three months ended March 31, 2011 and 2010, respectively.
Underwriting and Other Operating Expenses Ratio. The underwriting and other operating expenses ratio is the ratio (expressed as a percentage) of underwriting and other operating expenses to net premiums earned and measures an insurance company's operational efficiency in producing, underwriting, and administering its insurance business.
Underwriting and other operating expenses are those costs that we incur to underwrite and maintain the insurance policies we issue, excluding commission. These expenses include premium taxes and certain other general expenses that vary with, and are primarily related to, producing new or renewal business. Other underwriting expenses include changes in estimates of future write-offs of premiums receivable, general administrative expenses such as salaries and benefits, rent, office supplies, depreciation, and all other operating expenses not otherwise classified separately. Policy acquisition costs are variable based on premiums earned; however, other operating costs are more fixed in nature and become a smaller percentage of net premiums earned as premiums increase.
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
Underwriting and other operating expenses decreased 20.4% for the three months ended March 31, 2011, compared to the same period of 2010. The decrease reflects efforts to manage our expenses. During the three months ended March 31, 2011, compensation expenses declined $5.4 million, compared to the same period of 2010, as our headcount decreased by over 225 (including the reductions associated with our July 2010 reorganization) since March 31, 2010. Additionally, we incurred one-time restructuring charges of $0.9 million in the first quarter of 2010 related to staffing reductions to adjust our insurance operations to reflect current and expected activity levels at that time.
Our bad debt expense decreased $1.2 million for the three months ended March 31, 2011, compared to the same period of 2010, as we experienced improved collections of certain accounts receivable balances.
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
Commission expense increased 3.8% for the three months ended March 31, 2011, compared to the same period of 2010, primarily due to higher net premiums earned.

Dividends to Policyholders Ratio. The dividends to policyholders ratio is the ratio (expressed as a percentage) of dividends to policyholders expense to net premiums earned and measures the cost of returning premium to policyholders in the form of dividends.
In administered pricing states such as Florida and Wisconsin, insurance rates are set by state insurance regulators. Rate competition generally is not permitted and policyholder dividend programs are an important competitive factor in these states. We offer dividend programs to eligible policyholders, under which a portion of the policyholders' premium may be returned in the form of a dividend.
Florida statutes also require the return of the portion of policyholders' premiums that are deemed to be excessive profits under Florida law. We account for these payments as dividends to policyholders.
Dividends to policyholders were $1.0 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in dividends to policyholders from 2010 to 2011 was primarily due to lower premium levels on dividend policies in Florida and Wisconsin and fewer policies eligible for dividend payments in 2011.
Interest Expense
We incur interest expenses on notes payable. We also had an interest rate swap agreement on our credit facility with Wells Fargo Bank, National Association (Wells Fargo), which expired on September 30, 2010.
Interest expense was $0.9 million and $1.6 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in interest expense was primarily due to the expiration of the interest rate swap in the third quarter of 2010.
Income Tax Benefit
Income tax benefit was $2.4 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively. The effective tax rates for the three months ended March 31, 2011 and 2010 were (39.9)% and (3.4)%, respectively. The increased tax benefit is primarily due to an increase in tax exempt income as a percentage of pretax net income to approximately 139% for the three months ended March 31, 2011, from approximately 53% for the same period of 2010. Additionally, there was a $3.9 million increase in non-taxable favorable reserve development related to periods prior to January 1, 2000 during the first quarter of 2010.
Liquidity and Capital Resources
Parent Company
Operating Cash and Cash Equivalents. We are a holding company and our ability to fund our operations is contingent upon our insurance subsidiaries and their ability to pay dividends up to the holding company. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. We require cash to pay stockholder dividends, repurchase common stock, make interest and principal payments on our outstanding debt obligations, fund our operating expenses, and support our growth strategy.
On May 27, 2010, we received approval from the Nevada Commissioner of Insurance to pay $150.0 million in extraordinary dividends from EICN special surplus. This $150.0 million extraordinary dividend was paid by EICN to Employers Group, Inc. (EGI) and subsequently from EGI to EHI on June 3, 2010. As a result of the payment of the extraordinary dividend from special surplus, any dividends paid by EICN through June 3, 2011 will require prior approval by the Nevada Commissioner of Insurance.
As of March 31, 2011, the holding company had $104.3 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months. Ten million dollars of our line of credit is due on December 31, 2011 and 2012. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, maturing investments, and dividends from our insurance subsidiaries.
Share Repurchases. In November 2010, the EHI Board of Directors (Board of Directors) authorized a share repurchase program for up to $100 million of the Company's common stock from November 8, 2010 through June 30, 2012 (the 2011 Program). From inception of the 2011 Program through March 31, 2011, we repurchased a total of 1,364,685 shares of common stock at an average price of $16.84 per share, including commissions, for a total of $23.0 million. Repurchases under this program may be commenced or suspended from time-to-time without prior notice, and the program may be suspended or discontinued at any time.
Outstanding Debt. In December 2010, we entered into the Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility) under which we were provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $126.2 million and $134.1 million at March 31, 2011 and 2010, respectively. The Amended Credit Facility contains customary non-financial covenants and requires us to maintain $5.0 million of cash and cash equivalents at all times at the holding company. We are currently in compliance with all applicable covenants.

Our capital structure is comprised of outstanding debt and stockholders’ equity. As of March 31, 2011, our capital structure consisted of $100.0 million principal balance on our Amended Credit Facility, $32.0 million in surplus notes maturing in 2034, and $851.6 million of stockholders’ equity, including the deferred reinsurance gain—LPT Agreement. Outstanding debt was 13.4% of total capitalization, including the deferred reinsurance gain—LPT Agreement, as of March 31, 2011.
Operating Subsidiaries
Operating Cash and Cash Equivalents. The primary sources of cash for our insurance operating subsidiaries are funds generated from underwriting operations, investment income, and maturing investments. The primary uses of cash are payments of claims and operating expenses, purchases of investments, and payments of dividends to the parent holding company, which are subject to state insurance laws and regulations.
Our insurance subsidiaries had total cash and cash equivalents and fixed maturity securities of $299.8 million maturing within the next 24 months at March 31, 2011. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events. On July 1, 2010, we entered into a new reinsurance program that is effective through June 30, 2011. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized.
Various state regulations require us to keep securities or letters of credit on deposit with the states in which we do business. Securities having a fair market value of $562.0 million and $558.6 million were on deposit at March 31, 2011 and December 31, 2010, respectively. These laws and regulations govern both the amount and type of fixed maturity security that is eligible for deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of securities held in trust for reinsurance at March 31, 2011 and December 31, 2010 was $52.6 million and $52.9 million, respectively.
Cash Flows
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the three months ended:

	March 31,
	2011	2010
	(in thousands)
Cash and cash equivalents (used in) provided by:
Operating activities	$5,315	$2,117
Investing activites	52,438	4,410
Financing activities	(10,347)	(7,807)
Net increase (decrease) in cash and cash equivalents	$47,406	$(1,280)
Net cash provided by operating activities increased $3.2 million for the three months ended March 31, 2011, compared to the same period of 2010.
Significant items increasing net cash from operations included:

•	decreased underwriting and other operating expenses paid of $2.9 million;

•	decreased commissions paid of $2.1 million;

•	decreased income taxes paid of $1.6 million; and

•	decreased losses and LAE paid of $1.0 million; and

•	decreased interest paid of $0.7 million.
Significant items decreasing net cash from operations included:

•	decreased net premiums received of $3.9 million; and

•	increased investment income received of $ 1.0 million.
Net cash provided by investing activities was $52.4 million for the three months ended March 31, 2011, compared to $4.4 million for the same period of the prior year. The difference was primarily due to lower levels of reinvestment of funds from maturities and redemptions of investments for the first quarter of 2011, compared to the first quarter of 2010.
Net cash used in financing activities was $10.3 million for the three months ended March 31, 2011, compared to $7.8 million for the same period in 2010. The majority of cash used in financing activities was to repurchase our common stock and to pay dividends to stockholders. The year-over-year increase in cash used in financing activities was primarily due to increased repurchases of common stock.
Investments
The amortized cost of our investment portfolio was $1.90 billion and the fair value was $2.03 billion as of March 31, 2011.
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
As of March 31, 2011, our investment portfolio, which is classified as available-for-sale, consisted of 95.8% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.93 at March 31, 2011. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be “AA”. As of March 31, 2011, our fixed maturity securities portfolio had an average quality of “AA” using ratings assigned by Standard & Poor’s with 73.1% of the market value rated “AA” or better.
We carry our portfolio of equity securities on our balance sheet at fair value. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. At March 31, 2011, equity securities represented 4.2% of our investment portfolio.
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
The following table shows the fair value, the percentage of the fair value to total invested assets and the tax equivalent yield based on the fair value of each category of invested assets as of March 31, 2011.

Category	Fair Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasuries	$143,026	7.1%	3.6%
U.S. Agencies	111,936	5.5	4.0
States and municipalities	946,854	46.7	5.9
Corporate securities	459,872	22.7	4.8
Residential mortgage-backed securities	242,996	12.0	5.4
Commercial mortgage-backed securities	22,723	1.1	5.3
Asset-backed securities	13,738	0.7	3.8
Equity securities	84,678	4.2	4.5
Total	$2,025,823	100.0%
Weighted average yield			5.3

The following table shows the percentage of total fair value of our fixed maturity securities as of March 31, 2011 by credit rating category, as defined by Standard & Poor's.

Rating	Percentage of Total Fair Value
“AAA”	37.4%
“AA”	35.7
“A”	20.0
“BBB”	6.6
Below investment grade	0.3
Total	100.0%
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
Based on our review of fixed maturity and equity securities we believe that we have appropriately identified the declines in the fair values of our unrealized losses at March 31, 2011 and 2010. We also determined that the unrealized losses on equity securities at March 31, 2011 and 2010 were not considered to be other-than-temporary due to the financial condition and the near term prospects of the issuers. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers.
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of our investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At March 31, 2011	(in thousands)
Fixed maturity securities
U.S. Treasuries	$134,541	$8,687	$(202)	$143,026
U.S. Agencies	105,852	6,219	(135)	111,936
States and municipalities	911,485	41,300	(5,931)	946,854
Corporate	437,144	26,378	(3,650)	459,872
Residential mortgaged-backed securities	227,716	16,025	(745)	242,996
Commercial mortgaged-backed securities	21,658	1,068	(3)	22,723
Asset-backed securities	13,100	648	(10)	13,738
Total fixed maturity securities	1,851,496	100,325	(10,676)	1,941,145
Equity securities
Consumer goods	19,218	8,085	(106)	27,197
Energy and utilities	4,977	6,382	(2)	11,357
Financial	6,627	3,114	(64)	9,677
Technology and communications	7,894	9,624	(52)	17,466
Industrial and other	10,784	8,204	(7)	18,981
Total equity securities	49,500	35,409	(231)	84,678
Total investments	$1,900,996	$135,734	$(10,907)	$2,025,823

Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of March 31, 2011.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5-Years
	(in thousands)
Operating leases	$36,307	$6,464	$14,235	$10,042	$5,566
Purchased liabilities	400	300	100	—	—
Notes payable(1)	171,239	12,580	25,456	74,847	58,356
Capital leases	2,017	457	1,560	—	—
Losses and LAE reserves (2)(3)	2,267,739	242,185	310,292	210,019	1,505,243
Total contractual obligations	$2,477,702	$261,986	$351,643	$294,908	$1,569,165

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of March 31, 2011. The interest rates range from 1.49% to 4.56%.

(2)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which are as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5-Years
	(in thousands)
Reinsurance recoverables	$946,621	$42,012	$82,965	$80,446	$741,198

(3)
Estimated losses and LAE reserve payment patterns have been computed based on historical information. Our calculation of loss and LAE reserve payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our reserving process, see ''–Critical Accounting Policies–Reserves for Losses and LAE.'' Actual payments of losses and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of losses and LAE reserves vary from actual ultimate claims amounts due to variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies
These unaudited interim consolidated financial statements include amounts based on the use of estimates and judgments of management for those transactions that are not yet complete. We believe that the estimates and judgments that were most critical to the preparation of the financial statements involved the following: (a) reserves for losses and LAE; (b) reinsurance recoverables; (c) recognition of premium income; (d) deferred income taxes; (e) valuation of investments; and (f) goodwill and intangible asset impairment. These estimates and judgments require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. Our accounting policies are discussed under “Critical Accounting Policies” in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Additional information regarding our accounting policy for reserves for losses and LAE and reinsurance recoverables follows.
Reserves for Losses and LAE
Accounting for workers' compensation insurance requires us to estimate the liability for the expected ultimate cost of unpaid losses and LAE (loss reserves) as of a balance sheet date. Loss reserve estimates are inherently uncertain because the ultimate amount we pay for many of the claims we have incurred as of the balance sheet date will not be known for many years. Our estimate of loss reserves is intended to equal the difference between the expected ultimate losses and LAE of all claims that have occurred as of a balance sheet date and amounts already paid. We establish loss reserves based on our own analysis of emerging claims experience and environmental conditions in our markets and review of the results of various actuarial projections. Our aggregate carried reserve for unpaid losses and LAE is the sum of our reserves for each accident year (point estimate) and represents our best estimate of outstanding loss reserves.
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
Most of our IBNR reserves relate to estimated future claim payments on recorded open claims. Workers' compensation claims are generally reported to the employer and to the insurance company relatively quickly and relatively small amounts are paid on claims that have already been closed. Consequently, late reporting and reopening of claims are a less significant part of IBNR for our insurance subsidiaries.
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
Our reserve for unpaid losses and LAE (gross and net of reinsurance), including the main components of such reserves, were as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Case reserves	$900,745	$897,401
IBNR	1,075,818	1,089,498
LAE	291,176	292,830
Gross unpaid losses and LAE	2,267,739	2,279,729
Less: Reinsurance recoverables for unpaid losses and LAE, gross	946,621	956,043
Net unpaid losses and LAE	$1,321,118	$1,323,686
Actuarial methodologies are used by workers' compensation insurance companies, including us, to analyze and estimate the aggregate amount of unpaid losses and LAE. As mentioned above, management considers the results of various actuarial projection methods and their underlying assumptions, among other factors, in establishing reserves for unpaid losses and LAE.
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
We retain an independent actuarial consulting firm (Consulting Actuary) to perform comprehensive studies of our liability for losses and LAE on a semi-annual basis. The role of the Consulting Actuary is to conduct sufficient analyses to produce a range of reasonable estimates, as well as a point estimate, of our liability for unpaid losses and LAE, and to present those results to our actuarial staff and to management. In 2009, we changed our Consulting Actuary.
Prior to this change, the Consulting Actuary based its point estimate for EICN strictly on the basis of paid loss development methods. Beginning in 2009, our new Consulting Actuary determined its point estimate for EICN based on a combination of methodologies, similar to those utilized for our other insurance subsidiaries, as described below. While such a determination, based on a combination of methodologies is valid, this change in methodologies prevents any direct year-over-year comparison of the Consulting Actuaries' point estimates. The new Consulting Actuary has provided us with a separate calculation for EICN that is based strictly on the historically utilized paid loss methods. This calculation in combination with the new Consulting Actuary's point estimate for our other insurance subsidiaries allows for comparability of our overall carried reserves, relative to the previous Consulting Actuary's calculations. Management believes that using strictly paid loss methods for Nevada losses is the preferred approach given our depth of knowledge of Nevada losses and the consistency of paid data over time resulting from and related to the statutory prohibition of entering into full and final settlements of Nevada claims.

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
Management formally establishes loss reserves for financial statement purposes on a quarterly basis. In doing so, we make reference to the most current analyses of our Consulting Actuary, including a review of the assumptions and the results of the various actuarial methods used. Comprehensive studies are conducted as of June 30 and December 31 by both internal actuarial staff and the Consulting Actuary. On the alternate quarters, the preceding studies results are updated for actual claim payment activity by internal actuarial staff during the quarter.
The aggregate carried reserve calculated by management represents our best estimate of our outstanding unpaid losses and LAE. We believe that we should be conservative in our reserving practices due to the “long-tail” nature of workers' compensation claims payouts, the susceptibility of those future payments to unpredictable external forces such as medical cost inflation and other economic conditions, and the actual variability of loss reserve adequacy that we have observed in the workers' compensation insurance industry.
The following table reconciles the changes in loss reserves for the three months ended:

	March 31,
	2011	2010
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,279,729	$2,425,658
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	956,043	1,052,505
Net unpaid losses and LAE at beginning of period	1,323,686	1,373,153
Losses and LAE, net of reinsurance, incurred in:
Current period	63,110	55,759
Prior periods	830	(11,121)
Total net losses and LAE incurred during the period	63,940	44,638
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	3,690	4,406
Prior periods	62,818	63,086
Total net payments for losses and LAE during the period	66,508	67,492
Ending unpaid losses and LAE, net of reinsurance	1,321,118	1,350,299
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	946,621	1,043,628
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,267,739	$2,393,927
Total net losses and LAE included in the above table excludes the impact of the amortization of the LPT Deferred Gain.
The sources of favorable development include actual paid losses that have been less than expected and the impact of new information on selected patterns of claims emergence and payment used in the projection of future loss payments. New information includes our own data regarding patterns of claims emergence, development and payment that have been observed in the most recent periods, and external information regarding the workers' compensation environments in the states in which we operate. Unfavorable development is related to our assigned risk business.
Our insurance subsidiaries have been operating in a period of drastically changing environmental conditions in our major markets, entry into new markets, and operational changes. During periods characterized by such changes, at each evaluation, the actuaries and management must make judgments as to the relative weight to accord to long-term historical and recent company data, external data, evaluations of environmental and operational changes, and other factors in selecting the methods to use in projecting ultimate losses and LAE, the parameters to incorporate in those methods, and the relative weights to accord to the different projection indications. At each evaluation, management has given weight to new data, recent indications, and evaluations of environmental conditions and changes that implicitly reflect management's expectation as to the degree to which the future will resemble the most recent information and most recent changes, compared with long-term claim payment, claims emergence, and claim cost inflation patterns.
It is likely that ultimate losses and LAE will differ from the loss reserves recorded in our March 31, 2011 consolidated balance sheet. Actual payments for losses and LAE could be greater or less than our projections, perhaps significantly.
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
Reinsurance Recoverables
Loss Portfolio Transfer Agreement (LPT Agreement). Under the LPT Agreement, $1.525 billion in liabilities for incurred but unpaid losses and LAE related to claims incurred by EICN prior to July 1, 1995 was ceded for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were approximately $836.4 million and $846.7 million as of March 31, 2011 and December 31, 2010, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $541.1 million and $530.7 million through March 31, 2011 and December 31, 2010, respectively. We account for the LPT Agreement as retroactive reinsurance. Entry into the LPT Agreement resulted in a deferred reinsurance gain that was recorded on our consolidated balance sheet as a liability. This deferred gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. In addition, we are entitled to receive a contingent commission under the LPT Agreement. Changes in the estimated contingent commission are reflected in our commission expense in the period that the estimate is revised.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, and equity price risk and are described in detail in our Annual Report. We have not experienced any material changes in market risk since December 31, 2010.
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of March 31, 2011, our fixed maturity securities portfolio had a duration of 4.93. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2010 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the financial statements contained in this Form 10-Q.
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

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
From time-to-time, the Company is involved in pending and threatened litigation in the normal course of business in which claims for monetary damages are asserted. In the opinion of management, the ultimate liability, if any, arising from such pending or threatened litigation is not expected to have a material effect on our results of operations, liquidity, or financial position.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchases of our common stock for the three months ended March 31, 2011:

Period	Total Numbers of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
January 1 – January 31, 2011	352,948	$17.16	352,948	$79.6
February 1 – February 28, 2011	144,588	17.53	144,588	77.0
March 1 – March 31, 2011	—	—	—	—
Total Repurchases	497,536	$17.27	497,536

(1)	Includes fees and commissions paid on stock repurchases.

(2)
On November 3, 2010, the Board of Directors authorized a share repurchase program for up to $100 million of the Company's common stock (the 2011 Program). We expect that shares may be purchased at prevailing market prices from November 8, 2010 through June 30, 2012 through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2011 Program may be commenced, modified, or suspended from time-to-time without prior notice, and the program may be suspended or discontinued at any time.

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

EMPLOYERS HOLDINGS, INC.

Date: May 5, 2011	/s/ Douglas D. Dirks
Douglas D. Dirks
President and Chief Executive Officer
Employers Holdings, Inc.

Date: May 5, 2011	/s/ William E. Yocke
William E. Yocke
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.