Form 10-Q
period 2011-06-30
Employers Holdings, Inc.
filed 2011-08-04
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	July 29, 2011
Common Stock, $0.01 par value per share	37,855,399 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	As of	As of
	June 30, 2011	December 31, 2010
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $1,813,074 at June 30, 2011 and $1,901,778 at December 31, 2010)	$1,931,118	$2,000,364
Equity securities at fair value (amortized cost $49,748 at June 30, 2011 and $49,281 at December 31, 2010)	85,089	80,130
Total investments	2,016,207	2,080,494
Cash and cash equivalents	201,882	119,825
Restricted cash and cash equivalents	5,132	16,949
Accrued investment income	21,956	23,022
Premiums receivable, less bad debt allowance of $6,733 at June 30, 2011 and $7,603 at December 31, 2010	149,799	109,987
Reinsurance recoverable for:
Paid losses	10,820	14,415
Unpaid losses	936,554	956,043
Funds held by or deposited with reinsureds	2,546	3,701
Deferred policy acquisition costs	37,025	32,239
Federal income taxes recoverable	6,392	4,048
Deferred income taxes, net	31,468	38,078
Property and equipment, net	11,656	11,712
Intangible assets, net	12,477	13,279
Goodwill	36,192	36,192
Other assets	17,936	20,136
Total assets	$3,498,042	$3,480,120

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,255,531	$2,279,729
Unearned premiums	185,046	149,485
Policyholders’ dividends accrued	4,394	5,218
Total claims and policy liabilities	2,444,971	2,434,432
Commissions and premium taxes payable	23,529	17,313
Accounts payable and accrued expenses	19,876	18,601
Deferred reinsurance gain—LPT Agreement	361,560	370,341
Notes payable	132,000	132,000
Other liabilities	17,393	17,317
Total liabilities	2,999,329	2,990,004

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,930,227 and 53,779,118 shares issued and 37,855,399 and 38,965,126 shares outstanding at June 30, 2011 and December 31, 2010, respectively	539	538
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	316,739	314,212
Retained earnings	331,316	319,341
Accumulated other comprehensive income, net	99,287	84,133
Treasury stock, at cost (16,074,828 shares at June 30, 2011 and 14,813,992 shares at December 31, 2010)	(249,168)	(228,108)
Total stockholders’ equity	498,713	490,116
Total liabilities and stockholders’ equity	$3,498,042	$3,480,120
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	(unaudited)
Net premiums earned	$88,128	$78,235	$170,555	$157,526
Net investment income	20,306	20,648	40,799	41,903
Realized gains on investments, net	1,102	352	1,336	892
Other income	3	207	123	207
Total revenues	109,539	99,442	212,813	200,528

Expenses
Losses and loss adjustment expenses	64,150	45,045	123,571	85,333
Commission expense	11,119	9,176	21,400	19,081
Dividends to policyholders	914	323	1,926	1,802
Underwriting and other operating expenses	26,200	25,143	51,878	57,410
Interest expense	908	1,620	1,825	3,200
Total expenses	103,291	81,307	200,600	166,826

Net income before income taxes	6,248	18,135	12,213	33,702
Income tax expense (benefit)	(2,003)	1,636	(4,383)	1,106
Net income	$8,251	$16,499	$16,596	$32,596

Comprehensive income
Unrealized gains during the period, before taxes	$29,660	$23,318	$25,286	$28,526
Less: reclassification adjustment for realized gains in net income	1,102	352	1,336	892
Other comprehensive income, before tax	28,558	22,966	23,950	27,634
Income tax expense related to:
Unrealized gains during the period	10,794	8,162	9,264	11,397
Realized gains in net income	386	123	468	312
Other comprehensive income, net of tax	18,150	14,927	15,154	16,549

Total comprehensive income	$26,401	$31,426	$31,750	$49,145

Earnings per common share (Note 10):
Basic	$0.21	$0.39	$0.43	$0.76
Diluted	$0.21	$0.39	$0.43	$0.76
Cash dividends declared per common share	$0.06	$0.06	$0.12	$0.12

Realized gains on investments, net
Net realized gains on investments before credit related impairments on fixed maturity securities	$1,102	$352	$1,336	$892
Other than temporary impairment, credit losses recognized in earnings	—	—	—	—
Portion of impairment recognized in other comprehensive income	—	—	—	—
Realized gains on investments, net	$1,102	$352	$1,336	$892

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Six Months Ended
	June 30,
	2011	2010
Operating activities	(unaudited)
Net income	$16,596	$32,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,387	3,864
Stock-based compensation	1,756	1,950
Amortization of premium on investments, net	3,937	3,150
Allowance for doubtful accounts	(870)	(728)
Deferred income tax (benefit) expense	(2,186)	4,348
Realized gains on investments, net	(1,336)	(892)
Realized losses on retirement of assets	121	106
Change in operating assets and liabilities:
Accrued investment income	1,066	520
Premiums receivable	(38,942)	11,261
Reinsurance recoverable on paid and unpaid losses	23,084	20,062
Funds held by or deposited with reinsureds	1,155	2,245
Federal income taxes recoverable	(2,344)	(4,397)
Unpaid losses and loss adjustment expenses	(24,198)	(66,296)
Unearned premiums	35,561	(3,917)
Accounts payable, accrued expenses and other liabilities	2,377	(3,241)
Deferred reinsurance gain – LPT Agreement	(8,781)	(8,722)
Other	2,329	(1,670)
Net cash provided by (used in) operating activities	12,712	(9,761)
Investing activities
Purchase of fixed maturities	(61,495)	(63,285)
Purchase of equity securities	(2,096)	(455)
Proceeds from sale of fixed maturities	96,993	60,590
Proceeds from sale of equity securities	2,181	568
Proceeds from maturities and redemptions of investments	49,457	43,812
Capital expenditures and other	(2,603)	(1,661)
Restricted cash and cash equivalents provided by (used in) investing activities	11,817	(2,429)
Net cash provided by investing activities	94,254	37,140
Financing activities
Acquisition of treasury stock	(21,060)	(21,892)
Cash transactions related to stock-based compensation	764	(1,229)
Dividends paid to stockholders	(4,613)	(5,110)
Net cash used in financing activities	(24,909)	(28,231)
Net increase (decrease) in cash and cash equivalents	82,057	(852)
Cash and cash equivalents at the beginning of the period	119,825	188,833
Cash and cash equivalents at the end of the period	$201,882	$187,981

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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are the estimate of unpaid losses and loss adjustment expenses (LAE), evaluation of reinsurance recoverables, recognition of premium revenue, deferred income taxes, investments, and the valuation of goodwill and intangible assets.
Reclassifications
Certain prior period information has been reclassified to conform to the current period presentation.
2. New Accounting Standards
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2011-04, Fair Value Measurement. This update is a result of efforts by the FASB and the International Accounting Standards Board (IASB)to develop common requirements for measuring fair value and for disclosing information about fair value measurements in GAAP and International Financial Reporting Standards (IFRS). This update changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The intent was to clarify existing fair value measurement and disclosure requirements and to ensure that GAAP and IFRS fair value measurements and disclosures are described in the same way. This update also requires additional disclosures related to valuation processes and the sensitivity of Level 3 financial assets and liabilities. It does not require additional fair value measures, nor does the FASB expect the amendment to affect current practice. This guidance becomes effective for interim and annual periods beginning after December 15, 2011 and early adoption is not permitted. The Company does not expect the adoption to have a material impact, if any, on its consolidated financial condition and results of operations.
In June 2011, the FASB issued ASU Number 2011-05, Comprehensive Income. This update requires all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder's equity. This guidance becomes effective for interim and annual periods beginning after December 15, 2011, and early adoption is permitted. The Company has elected early adoption of this update and has presented the required disclosures in single continuous consolidated statements of comprehensive income beginning with the interim period ended June 30, 2011.

3. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At June 30, 2011	(in thousands)
Fixed maturity securities
U.S. Treasuries	$134,359	$11,000	$(29)	$145,330
U.S. Agencies	100,809	6,616	(15)	107,410
States and municipalities	877,435	55,231	(1,511)	931,155
Corporate	430,110	29,571	(1,686)	457,995
Residential mortgage-backed securities	237,496	17,775	(629)	254,642
Commercial mortgage-backed securities	20,856	1,077	(3)	21,930
Asset-backed securities	12,009	647	—	12,656
Total fixed maturity securities	1,813,074	121,917	(3,873)	1,931,118
Equity securities
Consumer goods	19,325	9,365	(17)	28,673
Energy and utilities	4,769	6,088	—	10,857
Financial	6,627	2,731	(277)	9,081
Technology and communications	7,974	9,445	(52)	17,367
Industrial and other	11,053	8,065	(7)	19,111
Total equity securities	49,748	35,694	(353)	85,089
Total investments	$1,862,822	$157,611	$(4,226)	$2,016,207

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2010	(in thousands)
Fixed maturity securities
U.S. Treasuries	$135,265	$9,619	$(159)	$144,725
U.S. Agencies	116,747	7,142	(87)	123,802
States and municipalities	927,668	43,054	(4,720)	966,002
Corporate	453,851	28,655	(3,082)	479,424
Residential mortgage-backed securities	230,518	16,926	(688)	246,756
Commercial mortgage-backed securities	23,877	1,201	(1)	25,077
Asset-backed securities	13,852	727	(1)	14,578
Total fixed maturity securities	1,901,778	107,324	(8,738)	2,000,364
Equity securities
Consumer goods	19,141	7,550	(45)	26,646
Energy and utilities	5,106	5,160	(1)	10,265
Financial	6,603	2,916	(19)	9,500
Technology and communications	7,499	8,500	(9)	15,990
Industrial and other	10,932	6,841	(44)	17,729
Total equity securities	49,281	30,967	(118)	80,130
Total investments	$1,951,059	$138,291	$(8,856)	$2,080,494

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$110,995	$113,305
Due after one year through five years	515,501	551,231
Due after five years through ten years	610,456	656,023
Due after ten years	305,761	321,331
Mortgage and asset-backed securities	270,361	289,228
Total	$1,813,074	$1,931,118
The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of June 30, 2011 and December 31, 2010.

	June 30, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturity securities
U.S. Treasuries	$3,627	$(29)	$—	$—	$3,627	$(29)
U.S. Agencies	1,722	(15)	—	—	1,722	(15)
States and municipalities	52,240	(1,511)	—	—	52,240	(1,511)
Corporate	82,695	(1,686)	—	—	82,695	(1,686)
Residential mortgage-backed securities	29,186	(261)	3,262	(368)	32,448	(629)
Commercial mortgage-backed securities	2,283	(3)	—	—	2,283	(3)
Total fixed maturity securities	171,753	(3,505)	3,262	(368)	175,015	(3,873)
Equity securities
Consumer goods	806	(17)	—	—	806	(17)
Financial	2,108	(247)	99	(30)	2,207	(277)
Technology and communications	848	(52)	—	—	848	(52)
Industrial and other	134	(7)	—	—	134	(7)
Total equity securities	3,896	(323)	99	(30)	3,995	(353)
Total investments	$175,649	$(3,828)	$3,361	$(398)	$179,010	$(4,226)

	December 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturity securities
U.S. Treasuries	$4,548	$(159)	$—	$—	$4,548	$(159)
U.S. Agencies	14,500	(87)	—	—	14,500	(87)
States and municipalities	124,245	(4,720)	—	—	124,245	(4,720)
Corporate	123,216	(3,082)	—	—	123,216	(3,082)
Residential mortgage-backed securities	15,161	(304)	3,465	(384)	18,626	(688)
Commercial mortgage-backed securities	1,365	(1)	—	—	1,365	(1)
Asset-backed securities	923	(1)	—	—	923	(1)
Total fixed maturity securities	283,958	(8,354)	3,465	(384)	287,423	(8,738)
Equity securities
Consumer goods	4,993	(45)	—	—	4,993	(45)
Energy and utilities	163	(1)	—	—	163	(1)
Financial	1,695	(16)	66	(3)	1,761	(19)
Technology and communications	801	(9)	—	—	801	(9)
Industrial and other	2,999	(44)	—	—	2,999	(44)
Total equity securities	10,651	(115)	66	(3)	10,717	(118)
Total investments	$294,609	$(8,469)	$3,531	$(387)	$298,140	$(8,856)
Based on reviews of the fixed maturity securities, the Company determined that unrealized losses as of June 30, 2011 and December 31, 2010 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair values were less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent on not selling the securities, and a determination made that it is not more likely than not that the Company will be required to sell the securities until fair value recovers above cost, or to maturity.
Based on reviews of the equity securities as of June 30, 2011 and December 31, 2010, the Company determined that the unrealized losses as of those dates were not considered to be other-than-temporary due to the financial condition and near term prospects of the issuers.

Realized gains on investments, net and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Realized gains on investments, net
Fixed maturity securities
Gross gains from sales	$866	$353	$932	$873
Gross losses from sales	(55)	(1)	(148)	(261)
Realized gains on fixed maturity securities, net	$811	$352	$784	$612
Equity securities
Gross gains from sales	$291	$—	$555	$280
Gross losses from sales	—	—	(3)	—
Realized gains on equity securities, net	$291	$—	$552	$280
Total	$1,102	$352	$1,336	$892
Change in unrealized gains (losses)
Fixed maturity securities	$28,395	$29,951	$19,458	$31,120
Equity securities	163	(7,735)	4,492	(4,856)
Total	$28,558	$22,216	$23,950	$26,264
Net investment income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Fixed maturity securities	$20,349	$20,998	$40,893	$42,358
Equity securities	469	348	918	681
Cash equivalents and restricted cash	91	(110)	196	66
	20,909	21,236	42,007	43,105
Investment expenses	(603)	(588)	(1,208)	(1,202)
Net investment income	$20,306	$20,648	$40,799	$41,903
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with the states in which it does business. As of June 30, 2011 and December 31, 2010, securities having a fair value of $571.0 million and $558.6 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit. The deposits are limited to fixed maturity securities in all states. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of securities held in trust for reinsurance at June 30, 2011 and December 31, 2010 was $40.7 million and $52.9 million, respectively. Additionally, the Company's debt was secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $127.2 million and $131.0 million at June 30, 2011 and December 31, 2010, respectively.

4. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments as of June 30, 2011, were as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets
Investments	$2,016,207	$2,016,207
Cash and cash equivalents	201,882	201,882
Restricted cash and cash equivalents	5,132	5,132
Financial liabilities
Notes payable	132,000	132,000
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

The following table presents the items on the accompanying consolidated balance sheets that are stated at fair value and the fair value measurements.

	Level 1	Level 2	Level 3
At June 30, 2011	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$145,330	$—
U.S. Agencies	—	107,410	—
States and municipalities	—	931,155	—
Corporate	—	457,995	—
Residential mortgage-backed securities	—	254,642	—
Commercial mortgage-backed securities	—	21,930	—
Asset-backed securities	—	12,656	—
Total fixed maturity securities	$—	$1,931,118	$—
Equity securities
Consumer goods	$28,673	$—	$—
Energy and utilities	10,857	—	—
Financial	9,081	—	—
Technology and communications	17,367	—	—
Industrial and other	19,111	—	—
Total equity securities	$85,089	$—	$—

	Level 1	Level 2	Level 3
At December 31, 2010	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$144,725	$—
U.S. Agencies	—	123,802	—
States and municipalities	—	966,002	—
Corporate	—	479,424	—
Residential mortgage-backed securities	—	246,756	—
Commercial mortgage-backed securities	—	25,077	—
Asset-backed securities	—	14,578	—
Total fixed maturity securities	$—	$2,000,364	$—
Equity securities
Consumer goods	$26,646	$—	$—
Energy and utilities	10,265	—	—
Financial	9,500	—	—
Technology and communications	15,990	—	—
Industrial and other	17,729	—	—
Total equity securities	$80,130	$—	$—

5. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. During the six months ended June 30, 2011 and 2010, the Company recognized net income before taxes of $12.2 million and $33.7 million and an income tax (benefit) expense of $(4.4) million and $1.1 million, yielding effective tax rates of (35.9)% and 3.3%, respectively.

The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rates for the periods presented.

	Six Months Ended
	June 30,
	2011	2010
Expense computed at statutory rate	35.0%	35.0%
Dividends received deduction and tax-exempt interest	(46.3)	(20.3)
LPT Agreement	(25.0)	(10.7)
Pre-privatization reserve adjustments	—	(2.3)
Stock based compensation	0.1	0.5
Other	0.3	1.1
	(35.9)%	3.3%
6. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,279,729	$2,425,658
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	956,043	1,052,505
Net unpaid losses and LAE at beginning of period	1,323,686	1,373,153
Losses and LAE, net of reinsurance, incurred in:
Current period	131,885	110,697
Prior periods	467	(16,642)
Total net losses and LAE incurred during the period	132,352	94,055
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	15,367	18,152
Prior periods	121,694	122,910
Total net payments for losses and LAE during the period	137,061	141,062
Ending unpaid losses and LAE, net of reinsurance	1,318,977	1,326,146
Reinsurance recoverable, excluding bad debt allowance in 2010, on unpaid losses and LAE	936,554	1,033,216
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,255,531	$2,359,362
Total net losses and LAE included in the above table excludes the impact of the amortization of the deferred reinsurance gain—LPT Agreement (Deferred Gain) (Note 7).
The change in the liability for unpaid losses and LAE attributable to insured events for prior periods was $0.5 million and $(16.6) million for the six months ended June 30, 2011 and 2010, respectively. The increase in the first half of 2011 was related to the Company's assigned risk business, while the major sources of favorable development in the first half of 2010 were actual paid losses being less than expected and the impact of new information on selected claim payments and emergence patterns used in the projection of future loss payments.
7. LPT Agreement
The Company is party to a 100% quota share retroactive reinsurance agreement (LPT Agreement) under which $1.5 billion in liabilities for losses and LAE related to claims incurred by EICN prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The initial Deferred Gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The Company amortized $4.3 million and $4.4 million of the Deferred Gain for the three months ended June 30, 2011 and 2010, respectively, and amortized $8.8 million and $8.7 million of the Deferred Gain for the six months ended June 30, 2011 and 2010, respectively. Any adjustments to the Deferred Gain are recorded in losses and LAE incurred in the accompanying consolidated statements of income. No adjustments occurred in the current period. The remaining Deferred Gain was $361.6 million and $370.3 million as of June 30, 2011 and December 31, 2010, respectively, and is included in the accompanying consolidated balance sheets.

8. Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income is comprised of unrealized gains on investments classified as available-for-sale and unrealized losses on an interest rate swap, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	June 30,
	2011	2010
	(in thousands)
Net unrealized gain on investments, before taxes	$153,385	$156,814
Net unrealized loss on interest rate swap, before taxes	—	(810)
Deferred tax expense on net unrealized gains	(54,098)	(55,643)
Total accumulated other comprehensive income, net	$99,287	$100,361
9. Stock-Based Compensation
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
On May 26, 2011, 29,440 RSUs were awarded to the directors of the Company. The fair value of the RSUs on the grant date was $16.30 per share and the total fair value on the date of grant was $0.5 million.
During the first quarter of 2010, the EHI Board of Directors certified the performance period results of the performance share units (PSUs) awarded in 2007, resulting in the vesting of 196,071 shares of common stock.
A total of 74,431 and 7,783 stock options were exercised during the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except share data)
Net income available to stockholders—basic and diluted	$8,251	$16,499	$16,596	$32,596
Weighted average number of shares outstanding—basic	38,468,113	42,472,737	38,570,576	42,613,952
Effect of dilutive securities:
Stock options	75,880	12,850	84,941	—
Restricted stock units	52,320	120,092	66,507	96,443
Dilutive potential shares	128,200	132,942	151,448	96,443
Weighted average number of shares outstanding—diluted	38,596,313	42,605,679	38,722,024	42,710,395

Diluted earnings per share exclude outstanding options and other common stock equivalents in periods where the inclusion of such potential common stock instruments would be anti-dilutive. For both the three and six months ended June 30, 2011, 1.0 million stock options were excluded from diluted earnings per share, as the options exercise price was greater than the average market price of the common stock during the period, compared to 0.7 million and 1.3 million for the corresponding periods of 2010. For both the three and six months ended June 30, 2011, 0.5 million outstanding RSUs and stock options were excluded from diluted earnings per share under the treasury method, as the potential proceeds on settlement or exercise was greater than the value of shares acquired, compared to 0.4 million and 0.5 million for the corresponding periods of 2010.

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
We target small businesses, as we believe that this market is traditionally characterized by fewer competitors, more attractive pricing, and stronger persistency when compared to the U.S. workers’ compensation insurance industry in general. We believe we are able to price our policies at levels which are competitive and profitable over the long-term. Our underwriting approach is to consistently underwrite small business accounts at an appropriate and competitive price without sacrificing long-term profitability and stability for short-term top-line revenue growth.
We market and sell our workers' compensation insurance products through independent local, regional and national agents and brokers; through our strategic partnerships and alliances, including our principal partners ADP, Inc. and Anthem Blue Cross of California; and through relationships with professional trade groups and associations, including the National Federation of Independent Business (NFIB).
Results of Operations
Overall, net income was $8.3 million and $16.6 million for the three and six months ended June 30, 2011, respectively, compared to $16.5 million and $32.6 million for the corresponding periods of 2010. We recognized underwriting losses of $14.3 million and $28.2 million for the three and six months ended June 30, 2011, respectively, compared to underwriting losses of $1.5 million and $6.1 million for the same periods of 2010. Underwriting income or loss is determined by deducting losses and LAE, commission expense, dividends to policyholders, and underwriting and other operating expenses from net premiums earned. Key factors that effected our financial performance during the three and six months ended June 30, 2011, compared to the same periods of 2010, include:

•	41% increase in gross premiums written during the second quarter and 33% increase year-to-date (12.6% and 8.3% increase in net earned premium for the same periods);

•
42% increase in losses and LAE during the second quarter and 45% increase year-to-date (due to increased earned premium, favorable prior accident year loss development in 2010, and an increase in our current accident year loss estimate to 78.0% and 77.3% for the second quarter and year-to-date 2011, respectively);

•	Income tax benefit of $2.0 million and $4.4 million for the second quarter and year-to-date 2011, respectively, compared to income tax expense of $1.6 million and $1.1 million.

We measure our performance by our ability to increase stockholders’ equity, including the impact of the deferred reinsurance gain–LPT Agreement (Deferred Gain), over the long-term. Our stockholders’ equity, including the Deferred Gain, was $860.3 million and $860.5 million at June 30, 2011 and December 31, 2010, respectively. Stockholders’ equity, including the Deferred Gain, is a non-GAAP measure that is defined as total stockholders’ equity plus the deferred reinsurance gain—LPT Agreement, which we believe is an important supplemental measure of our capital position. Stockholders’ equity on a GAAP basis was $498.7 million and $490.1 million at June 30, 2011 and December 31, 2010, respectively. As a result of accretive share repurchases, shares outstanding declined to 37,855,399 from 38,965,126 in the first half of 2011. Additionally, we have returned $4.6 million to shareholders in 2011 through a $0.06 per share quarterly dividend.
Our goal is to maintain focus on disciplined underwriting and to continue to pursue profitable growth opportunities across market cycles; however, we continue to be affected by the impacts of the most recent economic recession. The pace of recovery remains uncertain and, although it appears to us that the declines in total employment and payroll may have leveled-off, we do not believe the situation will significantly improve in the near-term. We believe that we are positioned to continue to grow our business when the economy and employment trends improve.
The comparative components of net income are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Gross premiums written	$107,830	$76,421	$211,057	$158,798
Net premiums written	105,566	73,725	206,692	153,499

Net premiums earned	$88,128	$78,235	$170,555	$157,526
Net investment income	20,306	20,648	40,799	41,903
Realized gains on investments	1,102	352	1,336	892
Other income	3	207	123	207
Total revenues	109,539	99,442	212,813	200,528

Losses and LAE	64,150	45,045	123,571	85,333
Commission expense	11,119	9,176	21,400	19,081
Dividends to policyholders	914	323	1,926	1,802
Underwriting and other operating expenses	26,200	25,143	51,878	57,410
Interest expense	908	1,620	1,825	3,200
Income tax expense (benefit)	(2,003)	1,636	(4,383)	1,106
Total expenses	101,288	82,943	196,217	167,932
Net income	$8,251	$16,499	$16,596	$32,596
Less impact of the deferred reinsurance gain— LPT Agreement	$4,262	$4,371	$8,782	$8,722
Net income before impact of the deferred reinsurance gain— LPT Agreement(1)	$3,989	$12,128	$7,814	$23,874

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

We present net income before impact of the deferred reinsurance gain—LPT Agreement because we believe that it is an important supplemental measure of operating performance to be used by analysts, investors and other interested parties in evaluating us.  The LPT Agreement was a non-recurring transaction, which does not result in ongoing cash benefits, and, consequently, we believe this presentation is useful in providing a meaningful understanding of our operating performance.  In addition, we believe this non-GAAP measure, as we have defined it, is helpful to our management in identifying trends in our performance because the excluded item has limited significance on our current and ongoing operations.

Net Premiums Earned
Net premiums earned increased 12.6% and 8.3% for the three and six months ended June 30, 2011, respectively, compared to the corresponding periods of 2010. The change in the accrual for final audit premium increased our net premiums earned by $4.5 million and $15.7 million for the three and six months ended June 30, 2011, respectively, compared to the corresponding periods of 2010. Changes in the accrual for final audit premium are driven by various factors, including general economic factors such as unemployment and payroll trends.
The following table shows the percentage change in our in-force premium, policy count, average policy size, and payroll exposure, upon which our premiums are based, and net rate.

	At June 30, 2011
	Year-to-Date Percentage Increase (Decrease)	Year-Over-Year Percentage Increase (Decrease)
In-force premium	8.1%	1.4%
In-force policy count	16.8	20.1
Average in-force policy size	(7.4)	(15.6)
In-force payroll exposure	9.3	5.6
Net rate(1)	(1.1)	(4.0)

(1)
Net rate, defined as total premium in-force divided by total insured payroll exposure, is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Our total in-force premiums and number of policies in-force for our five largest states and all other states combined are shown in the table below as of the dates shown.

	June 30, 2011		December 31, 2010		June 30, 2010		December 31, 2009
State	Premium In-force	Policies In-force	Premium In-force	Policies In-force	Premium In-force	Policies In-force	Premium In-force	Policies In-force
	(dollars in thousands)
California	$191,684	32,987	$172,621	29,244	$176,073	28,337	$180,474	27,812
Illinois	22,690	1,574	18,617	932	18,678	812	19,389	801
Nevada	15,932	3,622	16,940	3,596	20,072	3,806	24,050	4,119
Florida	14,885	2,212	15,071	1,963	18,372	2,062	27,964	2,630
Georgia	12,915	1,387	10,773	757	11,677	538	12,744	539
Other	89,067	10,256	87,115	8,068	97,579	7,778	120,404	8,253
Total	$347,173	52,038	$321,137	44,560	$342,451	43,333	$385,025	44,154
Our strategic partnerships and alliances generated $80.5 million and $71.6 million, or 23.2% and 20.9%, of our in-force premiums as of June 30, 2011 and 2010, respectively. This percentage increase was primarily due to the higher retention rates for this business than for business produced by our independent agents. We believe that the bundling of products and services through these relationships has contributed to the higher retention rates. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to expand existing relationships and actively seek new partnerships and alliances.
Over one-half of our business is generated in California, where we continue to see a steady level of new business submittals and where our policy count has increased 12.8% during the first half of 2011.
In April 2011, the Workers' Compensation Insurance Rating Bureau (WCIRB) of California stated that it would not make a mid-year rate recommendation, but provided an informational filing highlighting the cost drivers that indicated a cumulative 39.8% increase in the claims cost benchmark since January 1, 2009 based on an analysis of December 31, 2010 loss experience. This includes deterioration of more than 12 percentage points in the claims cost benchmark since the WCIRB's previous recommendation for a 27.7% increase based on an analysis of June 30, 2010 loss experience. The WCIRB indicated that this further deterioration was due to: (a) continued adverse loss development on the 2009 accident year; (b) high emerging costs on the 2010 accident year, primarily due to increased claims frequency; (c) less optimistic forecasts for statewide wage growth in California; and (d) increased LAE that is likely as a result of certain Workers' Compensation Appeals Board decisions. The California Commissioner has not adjusted the claims cost benchmark since January 1, 2009.

We set our own premium rates in California based upon actuarial analyses of current and anticipated loss trends with a goal of maintaining underwriting profitability. Due to increasing loss costs, primarily medical cost inflation, we have increased our filed premium rates by a cumulative 33.3% since February 1, 2009.
The following table sets forth the percentage increases to our filed California rates effective for new and renewal policies incepting on or after the dates shown.

Effective Date	Premium Rate Change Filed in California
February 1, 2009	10.0%
August 15, 2009	10.5
March 15, 2010	3.0
March 15, 2011	2.5
September 15, 2011	3.9
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
Net investment income decreased 1.7% and 2.6% for the three and six months ended June 30, 2011, respectively, compared to the corresponding periods of 2010. The decreases were primarily related to decreases in the average pre-tax book yield on invested assets to 4.1%, compared to 4.2% for the three months ended June 30, 2011, compared to same period of 2010, and to 4.1%, compared to 4.3% for the six months ended June 30, 2011, compared to the same period of 2010. The tax-equivalent yield on invested assets decreased to 5.2% at June 30, 2011, compared to 5.5% at June 30, 2010.
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
Net realized gains on investments were $1.1 million and $1.3 million for the three and six months ended June 30, 2011, respectively, compared to $0.4 million and $0.9 million for the corresponding periods of 2010. The increase in realized gains on investments for both periods was primarily due to the sale of equity securities, as we shifted to a high-yield equity securities portfolio.
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

The following table provides the calculation of our calendar year combined ratios.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Losses and LAE ratio	72.8%	57.7%	72.5%	54.3%
Underwriting and other operating expenses ratio	29.8	32.1	30.4	36.4
Commission expense ratio	12.6	11.7	12.5	12.1
Dividends to policyholders' ratio	1.0	0.4	1.1	1.1
Combined ratio	116.2%	101.9%	116.5%	103.9%
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
Overall, losses and LAE increased 42.4% and 44.8% for the three and six months ended June 30, 2011, respectively, compared to the corresponding periods of 2010, primarily due to the impact of favorable prior accident year loss development in 2010, an increase in the current accident year loss estimates, and an increase in net earned premiums. Prior accident year loss development in 2011 is entirely related to our assigned risk business. Our current accident year loss estimates were 78.0% and 77.3% for the three and six months ended June 30, 2011, respectively, compared to 70.2% and 70.3% for the same periods of 2010. The increases in the current accident year loss estimates are primarily due to continued increasing loss costs in California.
The table below reflects the losses and LAE reserve adjustments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Prior accident year favorable (unfavorable) loss development, net	$0.4	$5.5	$(0.5)	$16.6
LPT amortization of the deferred reinsurance gain	$4.3	$4.4	$8.8	$8.7
Excluding the impact from the LPT Agreement, losses and LAE would have been $68.4 million and $49.4 million, or 77.6% and 63.2% of net premiums earned, for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010 losses and LAE would have been $132.4 million and $94.1 million, or 77.6% and 59.7% of net premiums earned, respectively.
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
Underwriting and other operating expenses increased 4.2% for the three months ended June 30, 2011, compared to the same period of 2010. During the three months ended June 30, 2011, expenses for premium taxes and assessments increased $2.6 million, partially offset by a $1.9 million decrease in compensation expenses, compared to the same period of 2010, excluding claims related expenses that are included in losses and LAE.
Our underwriting and other operating expenses decreased 9.6% for the six months ended June 30, 2011, compared to the same period of 2010, reflecting efforts to manage our expenses. During the six months ended June 30, 2011, compensation expenses declined $5.8 million and facilities expenses declined $1.1 million, while premium taxes and assessments increased $2.2 million, year-over-year, excluding claims related expenses that are included in losses and LAE. We incurred one-time restructuring charges of $0.9 million in the first quarter of 2010 related to staffing reductions to adjust our insurance operations to reflect current and expected activity levels at that time.
Commission Expense Ratio. The commission expense ratio is the ratio (expressed as a percentage) of commission expense to net premiums earned and measures the cost of compensating agents and brokers for the business we have underwritten.
Commission expense includes direct commissions to our agents and brokers for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees. Commission expense is net of contingent profit commission income related to the LPT Agreement.
Commission expense increased 21.2% and 12.2% for the three and six months ended June 30, 2011, respectively, compared to the corresponding periods of 2010, primarily due to higher net premiums earned in both periods of 2011 and higher agency incentive commissions in the second quarter of 2011.
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
Dividends to policyholders were $0.9 million and $1.9 million for the three and six months ended June 30, 2011, respectively, compared to $0.3 million and $1.8 million for the corresponding periods of 2010. Dividends to policyholders may fluctuate from time to time due to changes in premium levels on dividend policies and the eligibility of policyholders to receive dividend payments.
Interest Expense
We incur interest expenses on notes payable. We also had an interest rate swap agreement on our credit facility with Wells Fargo Bank, National Association (Wells Fargo), which expired on September 30, 2010.
Interest expense was $0.9 million and $1.8 million for the three and six months ended June 30, 2011, respectively, compared to $1.6 million and $3.2 million for the corresponding periods of 2010. The decrease in interest expense was primarily due to the interest rate swap in 2010.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $(2.0) million and $(4.4) million for the three and six months ended June 30, 2011, respectively, compared to $1.6 million and $1.1 million for the corresponding periods of 2010. The effective tax rates were (32.0)% and (35.9)% for the three and six months ended June 30, 2011, respectively, compared to 9.0% and 3.3%, for the same periods of 2010. The increased tax benefits were primarily due to increases in tax exempt interest income as a percentage of pretax net income to approximately 128% and 133% for the three and six months ended June 30, 2011, compared to 44% and 48% for the corresponding periods of 2010, and the impact of the deferred reinsurance gain—LPT Agreement in both periods. Additionally, there was a $3.9 million increase in non-taxable favorable reserve development related to periods prior to January 1, 2000 during the first quarter of 2010.
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
During the second quarter of 2011, EICN and EPIC paid dividends of $51.9 million and $15.5 million, respectively, to Employers Group, Inc. (EGI), their immediate holding company, which were subsequently paid from EGI to EHI.
As of June 30, 2011, the holding company had $138.9 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months. Ten million dollars of our line of credit is due on December 31, 2011 and 2012. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, maturing investments, and dividends from our insurance subsidiaries.
Share Repurchases. In November 2010, the EHI Board of Directors (Board of Directors) authorized a share repurchase program for up to $100 million of the Company's common stock from November 8, 2010 through June 30, 2012 (the 2011 Program). From inception of the 2011 Program through June 30, 2011, we repurchased a total of 2,127,985 shares of common stock at an average price of $16.66 per share, including commissions, for a total of $35.4 million. Repurchases under this program may be commenced or suspended from time-to-time without prior notice, and the program may be suspended or discontinued at any time.
Outstanding Debt. In December 2010, we entered into the Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility) under which we were provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $127.2 million and $131.0 million at June 30, 2011 and December 31, 2010, respectively. The Amended Credit Facility contains customary non-financial covenants and requires us to maintain $5.0 million of cash and cash equivalents at all times at the holding company. We are currently in compliance with all applicable covenants.
Our capital structure is comprised of outstanding debt and stockholders’ equity. As of June 30, 2011, our capital structure consisted of $100.0 million principal balance on our Amended Credit Facility, $32.0 million in surplus notes maturing in 2034, and $860.3 million of stockholders’ equity, including the deferred reinsurance gain—LPT Agreement. Outstanding debt was 13.3% of total capitalization, including the deferred reinsurance gain—LPT Agreement, as of June 30, 2011.
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
Our insurance subsidiaries had total cash and cash equivalents and fixed maturity securities of $275.6 million maturing within the next 24 months at June 30, 2011. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events. On July 1, 2011, we entered into a new reinsurance program that is effective through June 30, 2012. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in five layers of coverage. Our reinsurance coverage is $195 million in excess of our $5.0 million retention on a per occurrence basis, subject to a $2.0 million annual aggregate deductible and certain exclusions. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized.
Various state regulations require us to keep securities or letters of credit on deposit with the states in which we do business. Securities having a fair value of $571.0 million and $558.6 million were on deposit at June 30, 2011 and December 31, 2010, respectively. These laws and regulations govern both the amount and type of fixed maturity security that is eligible for deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of securities held in trust for reinsurance at June 30, 2011 and December 31, 2010 was $40.7 million and $52.9 million, respectively.
Cash Flows
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.

The table below shows our net cash flows for the six months ended:

	June 30,
	2011	2010
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$12,712	$(9,761)
Investing activites	94,254	37,140
Financing activities	(24,909)	(28,231)
Net increase (decrease) in cash and cash equivalents	$82,057	$(852)
Net cash provided by operating activities increased $22.5 million for the six months ended June 30, 2011, compared to the same period of 2010.
Significant items increasing net cash from operations included:

•	decreased underwriting and other operating expenses paid of $6.4 million;

•	decreased losses and LAE paid of $5.8 million;

•	decreased commissions paid of $5.6 million;

•	increased premiums received of $3.5 million; and

•	decreased interest paid of $1.4 million.
The primary item decreasing net cash from operations was increased premium taxes paid of $1.5 million.
Net cash provided by investing activities was $94.3 million for the six months ended June 30, 2011, compared to $37.1 million for the same period of the prior year. The difference was primarily due to proceeds from the sale of fixed maturity securities in the first half of 2011, compared to the first half of 2010.
Net cash used in financing activities was $24.9 million for the six months ended June 30, 2011, compared to $28.2 million for the same period in 2010. The majority of cash used in financing activities was to repurchase our common stock and to pay dividends to stockholders. The year-over-year decrease in cash used in financing activities was primarily due to cash received related to the exercise of stock options.
Investments
The amortized cost of our investment portfolio was $1.86 billion and the fair value was $2.02 billion as of June 30, 2011.
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
As of June 30, 2011, our investment portfolio, which is classified as available-for-sale, consisted of 95.8% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.85 at June 30, 2011. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be “AA,” using the lower of ratings assigned by Moody's and/or Standard & Poor's (S&P). Accordingly, our fixed maturity securities portfolio had an average quality of “AA” as of June 30, 2011, with 73.1% of the market value rated “AA” or better.
We carry our portfolio of equity securities on our balance sheet at fair value. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. At June 30, 2011, equity securities represented 4.2% of our investment portfolio.
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
The following table shows the fair value, the percentage of the fair value to total invested assets and the average tax equivalent yield based on the fair value of each category of invested assets as of June 30, 2011.

Category	Fair Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasuries	$145,330	7.2%	3.6%
U.S. Agencies	107,410	5.3	4.1
States and municipalities	931,155	46.2	5.9
Corporate securities	457,995	22.7	4.8
Residential mortgage-backed securities	254,642	12.7	5.2
Commercial mortgage-backed securities	21,930	1.1	5.2
Asset-backed securities	12,656	0.6	4.0
Equity securities	85,089	4.2	4.7
Total	$2,016,207	100.0%
Weighted average yield			5.2%
The following table shows the percentage of total fair value of our fixed maturity securities as of June 30, 2011 by credit rating category, using the lower of ratings assigned by Moody's and/or S&P.

Rating	Percentage of Total Fair Value
“AAA”	37.7%
“AA”	35.4
“A”	20.1
“BBB”	6.5
Below investment grade or not rated	0.3
Total	100.0%
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
Based on our review of fixed maturity and equity securities, we believe that we have appropriately identified the declines in the fair values of our unrealized losses at June 30, 2011 and 2010. We also determined that the unrealized losses on equity securities at June 30, 2011 and 2010 were not considered to be other-than-temporary due to the financial condition and the near term prospects of the issuers. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers.

The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of our investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At June 30, 2011	(in thousands)
Fixed maturity securities
U.S. Treasuries	$134,359	$11,000	$(29)	$145,330
U.S. Agencies	100,809	6,616	(15)	107,410
States and municipalities	877,435	55,231	(1,511)	931,155
Corporate	430,110	29,571	(1,686)	457,995
Residential mortgaged-backed securities	237,496	17,775	(629)	254,642
Commercial mortgaged-backed securities	20,856	1,077	(3)	21,930
Asset-backed securities	12,009	647	—	12,656
Total fixed maturity securities	1,813,074	121,917	(3,873)	1,931,118
Equity securities
Consumer goods	19,325	9,365	(17)	28,673
Energy and utilities	4,769	6,088	—	10,857
Financial	6,627	2,731	(277)	9,081
Technology and communications	7,974	9,445	(52)	17,367
Industrial and other	11,053	8,065	(7)	19,111
Total equity securities	49,748	35,694	(353)	85,089
Total investments	$1,862,822	$157,611	$(4,226)	$2,016,207
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of June 30, 2011.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5-Years
	(in thousands)
Operating leases	$33,894	$4,051	$14,235	$10,042	$5,566
Purchased liabilities	300	200	100	—	—
Notes payable(1)	170,267	12,519	25,322	74,737	57,689
Capital leases	1,398	281	1,117	—	—
Losses and LAE reserves (2)(3)	2,255,531	242,130	316,824	216,001	1,480,576
Total contractual obligations	$2,461,390	$259,181	$357,598	$300,780	$1,543,831

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of June 30, 2011. The interest rates range from 1.44% to 4.51%.

(2)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which are as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5-Years
	(in thousands)
Reinsurance recoverables	$936,554	$44,197	$87,918	$85,128	$719,311

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

Our reserve for unpaid losses and LAE (gross and net of reinsurance), including the main components of such reserves, were as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Case reserves	$921,357	$897,401
IBNR	1,047,600	1,089,498
LAE	286,574	292,830
Gross unpaid losses and LAE	2,255,531	2,279,729
Less: Reinsurance recoverables for unpaid losses and LAE	936,554	956,043
Net unpaid losses and LAE	$1,318,977	$1,323,686
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
The following table reconciles the changes in loss reserves for the six months ended:

	June 30,
	2011	2010
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,279,729	$2,425,658
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	956,043	1,052,505
Net unpaid losses and LAE at beginning of period	1,323,686	1,373,153
Losses and LAE, net of reinsurance, incurred in:
Current period	131,885	110,697
Prior periods	467	(16,642)
Total net losses and LAE incurred during the period	132,352	94,055
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	15,367	18,152
Prior periods	121,694	122,910
Total net payments for losses and LAE during the period	137,061	141,062
Ending unpaid losses and LAE, net of reinsurance	1,318,977	1,326,146
Reinsurance recoverable, excluding bad debt allowance in 2010, on unpaid losses and LAE	936,554	1,033,216
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,255,531	$2,359,362
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
It is likely that ultimate losses and LAE will differ from the loss reserves recorded in our June 30, 2011 consolidated balance sheet. Actual payments for losses and LAE could be greater or less than our projections, perhaps significantly.
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
Reinsurance Recoverables
LPT Agreement. Under the LPT Agreement, $1.525 billion in liabilities for incurred but unpaid losses and LAE related to claims incurred by EICN prior to July 1, 1995 was ceded for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were approximately $826.7 million and $846.7 million as of June 30, 2011 and December 31, 2010, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $550.8 million and $530.7 million through June 30, 2011 and December 31, 2010, respectively. We account for the LPT Agreement as retroactive reinsurance. Entry into the LPT Agreement resulted in a deferred reinsurance gain that was recorded on our consolidated balance sheet as a liability. This deferred gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. In addition, we are entitled to receive a contingent commission under the LPT Agreement. Changes in the estimated contingent commission are reflected in our commission expense in the period that the estimate is revised.
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
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of June 30, 2011, our fixed maturity securities portfolio had a duration of 4.85. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2010 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the financial statements contained in this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchases of our common stock for the three months ended June 30, 2011:

Period	Total Numbers of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
April 1 – April 30, 2011	—	$—	—	$77.0
May 1 – May 31, 2011	250,000	16.60	250,000	72.9
June 1 – June 30, 2011	513,300	16.21	513,300	64.6
Total Repurchases	763,300	$16.34	763,300

(1)	Includes fees and commissions paid on stock repurchases.

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

EMPLOYERS HOLDINGS, INC.

Date:	August 4, 2011	/s/ Douglas D. Dirks
Douglas D. Dirks
President and Chief Executive Officer
Employers Holdings, Inc.

Date:	August 4, 2011	/s/ William E. Yocke
William E. Yocke
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.