Form 10-Q
period 2011-09-30
Employers Holdings, Inc.
filed 2011-11-04
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	October 31, 2011
Common Stock, $0.01 par value per share	34,878,399 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	As of	As of
	September 30, 2011	December 31, 2010
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $1,805,866 at September 30, 2011 and $1,901,778 at December 31, 2010)	$1,960,353	$2,000,364
Equity securities at fair value (amortized cost $50,119 at September 30, 2011 and $49,281 at December 31, 2010)	74,422	80,130
Total investments	2,034,775	2,080,494
Cash and cash equivalents	206,834	119,825
Restricted cash and cash equivalents	6,192	16,949
Accrued investment income	20,252	23,022
Premiums receivable, less bad debt allowance of $6,207 at September 30, 2011 and $7,603 at December 31, 2010	154,714	109,987
Reinsurance recoverable for:
Paid losses	10,621	14,415
Unpaid losses	927,670	956,043
Funds held by or deposited with reinsureds	1,615	3,701
Deferred policy acquisition costs	39,161	32,239
Federal income taxes recoverable	8,260	4,048
Deferred income taxes, net	25,146	38,078
Property and equipment, net	11,517	11,712
Intangible assets, net	12,076	13,279
Goodwill	36,192	36,192
Other assets	19,021	20,136
Total assets	$3,514,046	$3,480,120

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,249,264	$2,279,729
Unearned premiums	194,218	149,485
Policyholders’ dividends accrued	4,154	5,218
Total claims and policy liabilities	2,447,636	2,434,432
Commissions and premium taxes payable	26,086	17,313
Accounts payable and accrued expenses	29,226	18,601
Deferred reinsurance gain—LPT Agreement	357,357	370,341
Notes payable	132,000	132,000
Other liabilities	15,645	17,317
Total liabilities	3,007,950	2,990,004

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,930,227 and 53,779,118 shares issued and 36,230,399 and 38,965,126 shares outstanding at September 30, 2011 and December 31, 2010, respectively	539	538
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	317,761	314,212
Retained earnings	340,823	319,341
Accumulated other comprehensive income, net	115,801	84,133
Treasury stock, at cost (17,699,828 shares at September 30, 2011 and 14,813,992 shares at December 31, 2010)	(268,828)	(228,108)
Total stockholders’ equity	506,096	490,116
Total liabilities and stockholders’ equity	$3,514,046	$3,480,120
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	(unaudited)
Net premiums earned	$92,601	$80,695	$263,156	$238,221
Net investment income	19,584	20,689	60,383	62,592
Realized gains on investments, net	647	8	1,983	900
Other income	82	393	205	600
Total revenues	112,914	101,785	325,727	302,313

Expenses
Losses and loss adjustment expenses	67,438	52,764	191,009	138,097
Commission expense	10,968	9,971	32,368	29,052
Dividends to policyholders	840	1,584	2,766	3,386
Underwriting and other operating expenses	25,334	25,722	77,212	83,132
Interest expense	906	1,632	2,731	4,832
Total expenses	105,486	91,673	306,086	258,499

Net income before income taxes	7,428	10,112	19,641	43,814
Income tax expense (benefit)	(4,355)	58	(8,738)	1,164
Net income	$11,783	$10,054	$28,379	$42,650

Comprehensive income
Unrealized gains during the period, before taxes	$26,053	$39,769	$51,339	$68,295
Less: reclassification adjustment for realized gains in net income	647	8	1,983	900
Other comprehensive income, before tax	25,406	39,761	49,356	67,395
Income tax expense (benefit) related to:
Unrealized gains (losses) during the period	9,118	12,877	18,382	24,274
Realized gains in net income	226	3	694	315
Other comprehensive income, net of tax	16,514	26,887	31,668	43,436

Total comprehensive income	$28,297	$36,941	$60,047	$86,086

Earnings per common share (Note 10):
Basic	$0.31	$0.25	$0.74	$1.02
Diluted	$0.31	$0.25	$0.74	$1.01
Cash dividends declared per common share	$0.06	$0.06	$0.18	$0.18

Realized gains on investments, net
Net realized gains on investments before credit related impairments on fixed maturity securities	$647	$8	$1,983	$900
Other than temporary impairment, credit losses recognized in earnings	—	—	—	—
Portion of impairment recognized in other comprehensive income	—	—	—	—
Realized gains on investments, net	$647	$8	$1,983	$900

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Nine Months Ended
	September 30,
	2011	2010
Operating activities	(unaudited)
Net income	$28,379	$42,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,861	5,477
Stock-based compensation	2,738	2,982
Amortization of premium on investments, net	5,791	4,238
Allowance for doubtful accounts	(1,396)	(1,764)
Deferred income tax expense	(4,756)	5,045
Realized gains on investments, net	(1,983)	(900)
Realized losses on retirement of assets	128	252
Change in operating assets and liabilities:
Accrued investment income	2,770	1,779
Premiums receivable	(43,331)	13,180
Reinsurance recoverable on paid and unpaid losses	32,167	57,059
Funds held by or deposited with reinsureds	2,086	3,047
Federal income taxes recoverable	(4,212)	(5,360)
Unpaid losses and loss adjustment expenses	(30,465)	(99,827)
Unearned premiums	44,733	(5,057)
Accounts payable, accrued expenses and other liabilities	9,979	(1,014)
Deferred reinsurance gain – LPT Agreement	(12,984)	(13,514)
Other	1,472	(2,672)
Net cash provided by operating activities	35,977	5,601
Investing activities
Purchase of fixed maturities	(112,895)	(165,273)
Purchase of equity securities	(4,314)	(454)
Proceeds from sale of fixed maturities	98,400	77,859
Proceeds from sale of equity securities	4,490	567
Proceeds from maturities and redemptions of investments	104,990	94,521
Capital expenditures and other	(3,591)	(1,684)
Restricted cash and cash equivalents provided by (used in) investing activities	10,757	(2,189)
Net cash provided by investing activities	97,837	3,347
Financing activities
Proceeds from exercise of stock options	—	74
Acquisition of treasury stock	(40,720)	(50,000)
Cash transactions related to stock-based compensation	800	(1,229)
Dividends paid to stockholders	(6,885)	(7,554)
Net cash used in financing activities	(46,805)	(58,709)
Net increase (decrease) in cash and cash equivalents	87,009	(49,761)
Cash and cash equivalents at the beginning of the period	119,825	188,833
Cash and cash equivalents at the end of the period	$206,834	$139,072
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
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
2. New Accounting Standards
In October 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This update changes the definition of acquisition costs which may be capitalized to specify costs which relate directly to the successful acquisition of new or renewal insurance contracts; adds to the definition the concept of incremental costs; further restricts costs to be capitalized by identifying only those costs which may be capitalized; and requires additional granularity in the disclosures related to the type of acquisition costs capitalized during the period. This guidance becomes effective for interim and annual reporting periods beginning after December 15, 2011. The Company has not yet determined if it will adopt the standard on a prospective or retrospective basis and is evaluating the impact that retrospective adoption will have on its financial statements. Currently, the Company estimates that prospective adoption of ASU 2010-06 would increase its underwriting and other operating expenses by $7.0 million to $8.0 million in 2012 and decrease total assets on the consolidated balance sheet by the same amount.
In May 2011, the FASB issued ASU Number 2011-04, Fair Value Measurement. This update is a result of efforts by the FASB and the International Accounting Standards Board (IASB) to develop common requirements for measuring fair value and for disclosing information about fair value measurements in GAAP and International Financial Reporting Standards (IFRS). This update changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The intent was to clarify existing fair value measurement and disclosure requirements and to ensure that GAAP and IFRS fair value measurements and disclosures are described in the same way. This update also requires additional disclosures related to valuation processes and the sensitivity of Level 3 financial assets and liabilities. It does not require additional fair value measures, nor does the FASB expect the amendment to affect current practice. This guidance becomes effective for interim and annual periods beginning after December 15, 2011 and early adoption is not permitted. The Company does not expect the adoption to have a material impact, if any, on its consolidated financial condition and results of operations.

In September 2011, the FASB issued ASU Number 2011-08, Intangibles - Goodwill and Other. This update is a result of efforts by the FASB to reduce complexity and costs for an entity testing goodwill impairment. This update will permit an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standard Codification Topic 350. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This guidance becomes effective for interim and annual periods beginning after December 15, 2011, and early adoption is permitted. The Company will adopt this update for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption to have a material impact, if any, on its consolidated financial condition and results of operations.
3. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At September 30, 2011	(in thousands)
Fixed maturity securities
U.S. Treasuries	$129,381	$19,601	$—	$148,982
U.S. Agencies	97,247	7,510	—	104,757
States and municipalities	863,954	72,587	(79)	936,462
Corporate	438,369	35,617	(1,841)	472,145
Residential mortgage-backed securities	242,843	20,110	(471)	262,482
Commercial mortgage-backed securities	22,143	871	(3)	23,011
Asset-backed securities	11,929	585	—	12,514
Total fixed maturity securities	1,805,866	156,881	(2,394)	1,960,353
Equity securities
Consumer goods	19,659	7,042	(432)	26,269
Energy and utilities	4,675	4,665	(36)	9,304
Financial	6,532	1,595	(1,097)	7,030
Technology and communications	8,099	9,199	(295)	17,003
Industrial and other	11,154	4,735	(1,073)	14,816
Total equity securities	50,119	27,236	(2,933)	74,422
Total investments	$1,855,985	$184,117	$(5,327)	$2,034,775

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2010	(in thousands)
Fixed maturity securities
U.S. Treasuries	$135,265	$9,619	$(159)	$144,725
U.S. Agencies	116,747	7,142	(87)	123,802
States and municipalities	927,668	43,054	(4,720)	966,002
Corporate	453,851	28,655	(3,082)	479,424
Residential mortgage-backed securities	230,518	16,926	(688)	246,756
Commercial mortgage-backed securities	23,877	1,201	(1)	25,077
Asset-backed securities	13,852	727	(1)	14,578
Total fixed maturity securities	1,901,778	107,324	(8,738)	2,000,364
Equity securities
Consumer goods	19,141	7,550	(45)	26,646
Energy and utilities	5,106	5,160	(1)	10,265
Financial	6,603	2,916	(19)	9,500
Technology and communications	7,499	8,500	(9)	15,990
Industrial and other	10,932	6,841	(44)	17,729
Total equity securities	49,281	30,967	(118)	80,130
Total investments	$1,951,059	$138,291	$(8,856)	$2,080,494
The amortized cost and estimated fair value of fixed maturity securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$129,921	$132,378
Due after one year through five years	478,905	515,067
Due after five years through ten years	631,926	695,267
Due after ten years	288,199	319,634
Mortgage and asset-backed securities	276,915	298,007
Total	$1,805,866	$1,960,353

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturity securities
States and municipalities	$4,187	$(52)	$1,025	$(27)	$5,212	$(79)
Corporate	59,488	(1,803)	4,944	(38)	64,432	(1,841)
Residential mortgage-backed securities	4,929	(26)	3,059	(445)	7,988	(471)
Commercial mortgage-backed securities	2,113	(3)	—	—	2,113	(3)
Total fixed maturity securities	70,717	(1,884)	9,028	(510)	79,745	(2,394)
Equity securities
Consumer goods	4,161	(432)	—	—	4,161	(432)
Energy and utilities	211	(36)	—	—	211	(36)
Financial	2,695	(1,044)	76	(53)	2,771	(1,097)
Technology and communications	1,682	(295)	—	—	1,682	(295)
Industrial and other	4,992	(1,064)	124	(9)	5,116	(1,073)
Total equity securities	13,741	(2,871)	200	(62)	13,941	(2,933)
Total investments	$84,458	$(4,755)	$9,228	$(572)	$93,686	$(5,327)

	December 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturity securities
U.S. Treasuries	$4,548	$(159)	$—	$—	$4,548	$(159)
U.S. Agencies	14,500	(87)	—	—	14,500	(87)
States and municipalities	124,245	(4,720)	—	—	124,245	(4,720)
Corporate	123,216	(3,082)	—	—	123,216	(3,082)
Residential mortgage-backed securities	15,161	(304)	3,465	(384)	18,626	(688)
Commercial mortgage-backed securities	1,365	(1)	—	—	1,365	(1)
Asset-backed securities	923	(1)	—	—	923	(1)
Total fixed maturity securities	283,958	(8,354)	3,465	(384)	287,423	(8,738)
Equity securities
Consumer goods	4,993	(45)	—	—	4,993	(45)
Energy and utilities	163	(1)	—	—	163	(1)
Financial	1,695	(16)	66	(3)	1,761	(19)
Technology and communications	801	(9)	—	—	801	(9)
Industrial and other	2,999	(44)	—	—	2,999	(44)
Total equity securities	10,651	(115)	66	(3)	10,717	(118)
Total investments	$294,609	$(8,469)	$3,531	$(387)	$298,140	$(8,856)

Based on reviews of the fixed maturity securities, the Company determined that unrealized losses as of September 30, 2011 and December 31, 2010 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent on not selling the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or to maturity.
Based on reviews of the equity securities as of September 30, 2011 and December 31, 2010, the Company determined that the unrealized losses as of those dates were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers.
Realized gains on investments, net and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Realized gains on investments, net
Fixed maturity securities
Gross gains from sales	$185	$8	$1,117	$8,597
Gross losses from sales	—	—	(148)	(7,977)
Realized gains on fixed maturity securities, net	$185	$8	$969	$620
Equity securities
Gross gains from sales	$479	$—	$1,034	$280
Gross losses from sales	(17)	—	(20)	—
Realized gains on equity securities, net	$462	$—	$1,014	$280
Total	$647	$8	$1,983	$900
Change in unrealized gains (losses)
Fixed maturity securities	$36,444	$31,015	$55,902	$62,135
Equity securities	(11,038)	7,936	(6,546)	3,080
Total	$25,406	$38,951	$49,356	$65,215
Net investment income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Fixed maturity securities	$19,247	$20,781	$60,140	$63,139
Equity securities	449	344	1,367	1,025
Cash equivalents and restricted cash	525	165	721	231
	20,221	21,290	62,228	64,395
Investment expenses	(637)	(601)	(1,845)	(1,803)
Net investment income	$19,584	$20,689	$60,383	$62,592
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with the states in which it does business. As of September 30, 2011 and December 31, 2010, securities having a fair value of $521.0 million and $558.6 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit. The deposits are limited to fixed maturity securities in all states. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of securities held in trust for reinsurance at September 30, 2011 and December 31, 2010 was $41.2 million and $52.9 million, respectively. The Company's debt was secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $127.5 million and $131.0 million at September 30, 2011 and December 31, 2010, respectively.

4. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments as of September 30, 2011, were as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets
Investments	$2,034,775	$2,034,775
Cash and cash equivalents	206,834	206,834
Restricted cash and cash equivalents	6,192	6,192
Financial liabilities
Notes payable	132,000	145,382
As of December 31, 2010, the estimated fair value of the Company’s financial assets was also equal to the carrying value, while the carrying value and estimated fair value of the Company's notes payable were $132.0 million and $150.6 million, respectively.  The Company's estimates of fair value for financial liabilities is based on the variable interest rate for the Company's existing line of credit to discount future payments on notes payable.
The Company's estimates of fair value for financial assets and liabilities are based on the inputs used in the valuations and give the highest priority to quoted prices in active markets and require that observable inputs be used in the valuations when available. The disclosure of fair value estimates is based on whether the significant inputs into the valuations are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company's significant market assumptions.
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
Most estimates of fair value for fixed maturity securities are based on estimates using objectively verifiable information and are included in the amount disclosed in Level 2 of the hierarchy. The fair value estimates for determining Level 3 fair value include the Company's assumptions about risk assessments and market participant assumptions based on the best information available, including quotes from market makers and other broker/dealers recognized as market participants, using standard or trade derived inputs, new issue data, monthly payment information, cash flow generation, prepayment speeds, spread adjustments, or rating updates.
The following table presents the items on the accompanying consolidated balance sheets that are stated at fair value and the fair value measurements.

	Level 1	Level 2	Level 3
At September 30, 2011	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$148,982	$—
U.S. Agencies	—	104,757	—
States and municipalities	—	936,462	—
Corporate	—	472,145	—
Residential mortgage-backed securities	—	262,482	—
Commercial mortgage-backed securities	—	23,011	—
Asset-backed securities	—	12,514	—
Total fixed maturity securities	$—	$1,960,353	$—
Equity securities
Consumer goods	$26,269	$—	$—
Energy and utilities	9,304	—	—
Financial	7,030	—	—
Technology and communications	17,003	—	—
Industrial and other	14,816	—	—
Total equity securities	$74,422	$—	$—

	Level 1	Level 2	Level 3
At December 31, 2010	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$144,725	$—
U.S. Agencies	—	123,802	—
States and municipalities	—	966,002	—
Corporate	—	479,424	—
Residential mortgage-backed securities	—	246,756	—
Commercial mortgage-backed securities	—	25,077	—
Asset-backed securities	—	14,578	—
Total fixed maturity securities	$—	$2,000,364	$—
Equity securities
Consumer goods	$26,646	$—	$—
Energy and utilities	10,265	—	—
Financial	9,500	—	—
Technology and communications	15,990	—	—
Industrial and other	17,729	—	—
Total equity securities	$80,130	$—	$—
5. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. During the nine months ended September 30, 2011 and 2010, the Company recognized net income before taxes of $19.6 million and $43.8 million and an income tax (benefit) expense of $(8.7) million and $1.2 million, yielding effective tax rates of (44.5)% and 2.7%, respectively.

The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rates for the periods presented.

	Nine Months Ended
	September 30,
	2011	2010
Expense computed at statutory rate	35.0%	35.0%
Dividends received deduction and tax-exempt interest	(47.4)	(20.2)
LPT Agreement	(26.7)	(11.7)
Pre-privatization reserve adjustments	(6.6)	(2.4)
Stock based compensation	0.3	0.5
Other	0.9	1.5
Effective tax rate	(44.5)%	2.7%
6. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,279,729	$2,425,658
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	956,043	1,052,505
Net unpaid losses and LAE at beginning of period	1,323,686	1,373,153
Losses and LAE, net of reinsurance, incurred in:
Current period	203,362	166,618
Prior periods	631	(15,007)
Total net losses and LAE incurred during the period	203,993	151,611
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	33,477	33,797
Prior periods	172,608	161,953
Total net payments for losses and LAE during the period	206,085	195,750
Ending unpaid losses and LAE, net of reinsurance	1,321,594	1,329,014
Reinsurance recoverable, excluding bad debt allowance in 2010, on unpaid losses and LAE	927,670	996,817
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,249,264	$2,325,831
Total net losses and LAE included in the above table excludes the impact of the amortization of the deferred reinsurance gain—LPT Agreement (Deferred Gain) (Note 7).
The change in the liability for unpaid losses and LAE attributable to insured events for prior periods was $0.6 million and $(15.0) million for the nine months ended September 30, 2011 and 2010, respectively. The increase in the nine months ended September 30, 2011 was related to the Company's assigned risk business, while the major sources of favorable development in the nine months ended September 30, 2010 were actual paid losses being less than expected and the impact of new information on selected claim payments and emergence patterns used in the projection of future loss payments. The commutation of certain reinsurance treaties during the third quarter of 2010 increased losses and LAE incurred in prior periods by $1.6 million for the nine months ended September 30, 2010 and is included in the $(15.0) million prior period development.
7. LPT Agreement
The Company is party to a 100% quota share retroactive reinsurance agreement (LPT Agreement) under which $1.53 billion in liabilities for losses and LAE related to claims incurred by EICN prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.00 billion. The initial Deferred Gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The Company amortized $4.2 million and $4.8 million of the Deferred Gain for the three months ended September 30, 2011 and 2010, respectively, and amortized $13.0 million and $13.5 million of the Deferred Gain for the nine months ended September 30, 2011 and 2010, respectively. Any adjustments to the Deferred Gain are recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income. No adjustments occurred in the current period. The remaining Deferred Gain was $357.4 million and $370.3 million as of September 30, 2011 and December 31, 2010, respectively, and is included in the accompanying consolidated balance sheets.
8. Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income is comprised of unrealized gains on investments classified as available-for-sale and unrealized losses on an interest rate swap, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	September 30,
	2011	2010
	(in thousands)
Net unrealized gain on investments, before taxes	$178,790	$195,765
Deferred tax expense on net unrealized gains	(62,989)	(68,517)
Total accumulated other comprehensive income, net	$115,801	$127,248
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
On May 26, 2011, 29,440 RSUs were awarded to the directors of the Company. The fair value of the RSUs on the grant date was $16.30 per share and the aggregate fair value on the date of grant was $0.5 million.
During the first quarter of 2010, the EHI Board of Directors certified the performance period results of the performance share units (PSUs) awarded in 2007, resulting in the vesting of 196,071 shares of common stock.
A total of 74,431 and 7,783 stock options were exercised during the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except share data)
Net income available to stockholders—basic and diluted	$11,783	$10,054	$28,379	$42,650
Weighted average number of shares outstanding—basic	37,623,935	40,765,528	38,251,561	41,991,051
Effect of dilutive securities:
Stock options	—	11,828	61,055	—
Restricted stock units	12,577	142,372	67,751	107,593
Dilutive potential shares	12,577	154,200	128,806	107,593
Weighted average number of shares outstanding—diluted	37,636,512	40,919,728	38,380,367	42,098,644

Diluted earnings per share exclude outstanding options and other common stock equivalents in periods where the inclusion of such potential common stock instruments would be anti-dilutive. For the three and nine months ended September 30, 2011, 1.5 million and 1.1 million stock options, respectively, were excluded from diluted earnings per share, as the options exercise price was greater than the average market price of the common stock during the period, compared to 0.7 million and 1.2 million for the corresponding periods of 2010. For both the three and nine months ended September 30, 2011, 0.7 million and 0.5 million outstanding RSUs and stock options, respectively, were excluded from diluted earnings per share under the treasury method, as the potential proceeds on settlement or exercise was greater than the value of shares acquired, compared to 0.4 million and 0.5 million for the corresponding periods of 2010.
11. Subsequent Events
In November 2010, the EHI Board of Directors (Board of Directors) authorized a share repurchase program for repurchases of up to $100 million of the Company's common stock from November 8, 2010 through June 30, 2012 (the 2011 Program). On November 2, 2011, the Board of Directors authorized a $100 million expansion of the 2011 Program, to $200 million, and extended the repurchase authority pursuant to the program through June 30, 2013. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2011 Program may be commenced, modified, or suspended from time-to-time without prior notice, and the program may be suspended or discontinued at any time.

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to “we,” “us,” “our,” “the Company” or similar terms refer to Employers Holdings, Inc. (EHI), together with its subsidiaries. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2010 (Annual Report).
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
We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. All forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results, depending on a number of factors. These risks and uncertainties include, but are not limited to, those described in our Annual Report and other documents that we have filed with the SEC.
Overview
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to select, small businesses in low to medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance in 30 states and the District of Columbia, with a concentration in California. Our revenues are primarily comprised of net premiums earned, net investment income, and net realized gains on investments.
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
We market and sell our workers' compensation insurance products through independent local, regional and national agents and brokers; through our strategic partnerships and alliances, including our principal partners ADP, Inc. and Anthem Blue Cross of California; and through relationships with national and regional trade groups and associations, including the National Federation of Independent Business (NFIB).
Results of Operations
Overall, net income was $11.8 million and $28.4 million for the three and nine months ended September 30, 2011, respectively, compared to $10.1 million and $42.7 million for the corresponding periods of 2010. We recognized underwriting losses of $12.0 million and $40.2 million for the three and nine months ended September 30, 2011, respectively, compared to underwriting losses of $9.3 million and $15.4 million for the same periods of 2010. Underwriting income or loss is determined by deducting losses and LAE, commission expense, dividends to policyholders, and underwriting and other operating expenses from net premiums earned. Key factors that affected our financial performance during the three and nine months ended September 30, 2011, compared to the same periods of 2010, include:

•	26% increase in gross premiums written during the third quarter and 30% increase year-to-date (15% and 10% increase in net earned premium for the same periods);

•
28% increase in losses and LAE during the third quarter and 38% increase year-to-date (due to increased earned premium, favorable prior accident year loss development in 2010, and an increase in our current accident year loss estimate to 77.2% and 77.3% for the third quarter and year-to-date 2011, respectively);

•
Income tax benefit of $4.4 million and $8.7 million for the third quarter and year-to-date 2011, respectively, compared to income tax expense of $0.1 million and $1.2 million for the same periods of 2010.

We measure our performance by our ability to increase stockholders’ equity, including the impact of the deferred reinsurance gain–LPT Agreement (Deferred Gain), over the long-term. Our stockholders’ equity, including the Deferred Gain, was $863.5 million and $860.5 million at September 30, 2011 and December 31, 2010, respectively. Stockholders’ equity, including the Deferred Gain, is a non-GAAP measure that is defined as total stockholders’ equity plus the Deferred Gain, which we believe is an important supplemental measure of our capital position. Stockholders’ equity on a GAAP basis was $506.1 million and $490.1 million at September 30, 2011 and December 31, 2010, respectively. Shares outstanding declined to 36,230,399 from 38,965,126 for the nine months ended September 30, 2011, as a result of accretive share repurchases. Additionally, we have returned $6.9 million to shareholders in 2011 through quarterly dividends.
Our goal is to maintain our focus on disciplined underwriting and to continue to pursue profitable growth opportunities across market cycles; however, we continue to be affected by the impacts of the most recent economic recession. The pace of recovery remains persistently slow and, although it appears to us that the declines in total employment and payroll have leveled-off, we do not believe the situation will significantly improve in the near-term.
The comparative components of net income are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Gross premiums written	$104,514	$83,265	$315,571	$242,064
Net premiums written	102,557	81,312	309,249	234,812

Net premiums earned	$92,601	$80,695	$263,156	$238,221
Net investment income	19,584	20,689	60,383	62,592
Realized gains on investments	647	8	1,983	900
Other income	82	393	205	600
Total revenues	112,914	101,785	325,727	302,313

Losses and LAE	67,438	52,764	191,009	138,097
Commission expense	10,968	9,971	32,368	29,052
Dividends to policyholders	840	1,584	2,766	3,386
Underwriting and other operating expenses	25,334	25,722	77,212	83,132
Interest expense	906	1,632	2,731	4,832
Income tax expense (benefit)	(4,355)	58	(8,738)	1,164
Total expenses	101,131	91,731	297,348	259,663
Net income	$11,783	$10,054	$28,379	$42,650
Less impact of the deferred reinsurance gain— LPT Agreement	$4,203	$4,792	$12,984	$13,514
Net income before impact of the deferred reinsurance gain— LPT Agreement(1)	$7,580	$5,262	$15,395	$29,136

(1)
We define net income before impact of the deferred reinsurance gain—LPT Agreement as net income less: (a) amortization of Deferred Gain and (b) adjustments to LPT Agreement ceded reserves. Deferred Gain reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE.  We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverable, and the deferred reinsurance gain, with the net effect being an increase or decrease, as the case may be, to net income.  Net income before impact of the deferred reinsurance gain—LPT Agreement is not a measurement of financial performance under GAAP, but rather reflects the difference in accounting treatment between statutory and GAAP, and should not be considered in isolation or as an alternative to net income before income taxes and net income or any other measure of performance derived in accordance with GAAP.

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

Net Premiums Earned
Net premiums earned increased 14.8% and 10.5% for the three and nine months ended September 30, 2011, respectively, compared to the corresponding periods of 2010. The year-over-year change in the accrual for final audit premium decreased our net premiums earned by $0.6 million for the three months ended September 30, 2011, compared to the same period of 2010. The change in the accrual for final audit premiums increased our net premiums earned by $15.1 million for the nine months ended September 30, 2011, compared to the same period of 2010. Changes in the accrual for final audit premium are driven by various factors, including general economic factors such as unemployment and payroll trends.
The following table shows the percentage change in our in-force premium, policy count, average policy size, and payroll exposure upon which our premiums are based, and net rate.

	September 30, 2011
	Year-to-Date Percentage Increase (Decrease)	Year-Over-Year Percentage Increase (Decrease)
In-force premium	14.8%	12.3%
In-force policy count	27.0	30.1
Average in-force policy size	(9.6)	(13.7)
In-force payroll exposure	17.4	16.2
Net rate(1)	(2.3)	(3.4)

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

	September 30, 2011		December 31, 2010		September 30, 2010		December 31, 2009
State	Premium In-force	Policies In-force	Premium In-force	Policies In-force	Premium In-force	Policies In-force	Premium In-force	Policies In-force
	(dollars in thousands)
California	$206,272	35,139	$172,621	29,244	$172,693	28,586	$180,474	27,812
Illinois	23,041	2,045	18,617	932	19,150	850	19,389	801
Florida	14,993	2,309	15,071	1,963	15,724	1,932	27,964	2,630
Nevada	14,675	3,630	16,940	3,596	18,624	3,662	24,050	4,119
Georgia	14,530	1,716	10,773	757	11,118	537	12,744	539
Other	95,080	11,762	87,115	8,068	90,992	7,944	120,404	8,253
Total	$368,591	56,601	$321,137	44,560	$328,301	43,511	$385,025	44,154
Our strategic partnerships and alliances generated $87.9 million and $70.4 million, or 23.8% and 21.4%, of our in-force premiums as of September 30, 2011 and 2010, respectively. This increase was primarily due to the higher retention rates for this business than for business produced by our independent agents. We believe that the bundling of products and services through these relationships has contributed to the higher retention rates. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to expand our existing relationships and actively seek new partnerships and alliances.
As of September 30, 2011, over one-half of our business was generated in California, where our policy count increased 20.2% year-to-date.
In April 2011, the Workers' Compensation Insurance Rating Bureau (WCIRB) of California provided an informational filing highlighting the cost drivers that indicated a cumulative 39.8% increase in the claims cost benchmark since January 1, 2009 based on an analysis of December 31, 2010 loss experience. This includes deterioration of more than 12 percentage points in the claims cost benchmark since the WCIRB's previous recommendation for a 27.7% increase based on an analysis of June 30, 2010 loss experience. The WCIRB indicated that this further deterioration was due to: (a) continued adverse loss development on the 2009 accident year; (b) high emerging costs on the 2010 accident year, primarily due to increased claims frequency; (c) less optimistic forecasts for statewide wage growth in California; and (d) increased LAE that is likely as a result of certain Workers' Compensation Appeals Board decisions.
In August 2011, the WCIRB modified its benchmark for pure premium rates. The benchmark is now based on the industry average filed pure premium rate, rather than the pure premium rate approved by the California Commissioner of Insurance. The WCIRB submitted its new proposed pure premium rate proposed to be effective January 1, 2012. The WCIRB noted that while 2012 projected costs continue to be below pre-reform highs and the new proposed pure premium rate is slightly less than the industry average filed rate, these new proposed rates reflect significant deterioration in projected losses and LAE and less optimistic economic forecasts, compared to last year.
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

Effective Date	Premium Rate Change Filed in California
February 1, 2009	10.0%
August 15, 2009	10.5
March 15, 2010	3.0
March 15, 2011	2.5
September 15, 2011	3.9
We expect that premiums in 2011 will continue to reflect the following:

•	rate changes (increases and reductions) in the states in which we operate;

•	increasing policy count as we continue to execute our growth strategy;

•	lower average policy size;

•	competitive pressures; and

•	the residual effects of the recession.
Net Investment Income and Realized Gains on Investments.
We invest our holding company assets, statutory surplus, and the funds supporting our insurance liabilities, including unearned premiums and unpaid losses and LAE. We invest in fixed maturity securities, equity securities, and cash equivalents. Net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities, less bank service charges and custodial and portfolio management fees. We have established a high quality/short duration bias in our investment portfolio with high underlying credit quality of our municipal bond holdings.
Net investment income decreased 5.3% and 3.5% for the three and nine months ended September 30, 2011, respectively, compared to the corresponding periods of 2010. The decreases were primarily related to decreases in the average pre-tax book yield on invested assets to 4.0% for the three months ended September 30, 2011, compared to 4.1% for the same period of 2010, and to 4.1% for the nine months ended September 30, 2011, compared to 4.2% for the same period of 2010. The tax-equivalent yield on invested assets decreased to 5.2% at September 30, 2011, compared to 5.4% at September 30, 2010.
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
Net realized gains on investments were $0.6 million and $2.0 million for the three and nine months ended September 30, 2011, respectively, compared to $8 thousand and $0.9 million for the corresponding periods of 2010. The increase in realized gains on investments for both periods was primarily due to the sale of equity securities, as we shifted to a high-yield equity securities portfolio.
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

The following table provides the calculation of our calendar year combined ratios.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Losses and LAE ratio	72.8%	65.3%	72.6%	58.0%
Underwriting and other operating expenses ratio	27.4	31.9	29.3	34.9
Commission expense ratio	11.8	12.4	12.3	12.2
Dividends to policyholders' ratio	0.9	2.0	1.1	1.4
Combined ratio	112.9%	111.6%	115.3%	106.5%
Losses and LAE Ratio. Expressed as a percentage, this is the ratio of losses and LAE to net premiums earned.
Losses and LAE represents our largest expense item and includes claim payments made, amortization of the Deferred Gain, estimates for future claim payments and changes in those estimates for current and prior periods, and costs associated with investigating, defending and adjusting claims. The quality of our financial reporting depends in large part on accurately predicting our losses and LAE, which are inherently uncertain as they are estimates of the ultimate cost of individual claims based on actuarial estimation techniques.
In California, we are experiencing an increase in indemnity claims frequency (the number of claims expressed as a percentage of payroll). Our loss experience also indicates an upward trend in medical and indemnity costs that are reflected in our current accident year loss estimate. We are also seeing increased medical and indemnity costs in many of our other states, partially offset by long-term favorable loss cost trends in Nevada. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for several years. We assume that increasing medical and indemnity cost trends will continue to impact our long-term claims costs and current accident year loss estimate.
Overall, losses and LAE increased 27.8% and 38.3% for the three and nine months ended September 30, 2011, respectively, compared to the corresponding periods of 2010, primarily due to an increase in the current accident year loss estimates and an increase in net earned premiums. Additionally, the change during the nine months ended September 30, 2011 was also due to the impact of favorable prior accident year loss development in 2010. Prior accident year loss development in 2011 is entirely related to our assigned risk business. Our current accident year loss estimates were 77.2% and 77.3% for the three and nine months ended September 30, 2011, respectively, compared to 71.3% and 70.6% for the same periods of 2010. The current accident year loss estimates for the three and nine months ended September 30, 2010, exclude a $1.6 million expense related to the commutation of certain reinsurance treaties in the third quarter of 2010. The increases in the current accident year loss estimates are primarily due to continuing increases in loss costs in California.
The table below reflects the losses and LAE reserve adjustments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Prior accident year favorable (unfavorable) loss development, net	$(0.2)	$—	$(0.6)	$16.6
LPT amortization of the deferred reinsurance gain	$4.2	$4.8	$13.0	$13.5
Excluding the impact from the LPT Agreement, losses and LAE would have been $71.6 million and $57.6 million, or 77.4% and 71.3% of net premiums earned, for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010 losses and LAE would have been $204.0 million and $151.6 million, or 77.5% and 63.6% of net premiums earned, respectively.
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

In July 2010, we announced a reorganization of our operations to eliminate duplicative services and better align resources with business activity and growth opportunities. We combined our four regional operating units into two units, Eastern and Western, with the Strategic Partnerships and Alliances unit remaining structurally unchanged. In connection with these efforts and with general cost control efforts, we eliminated approximately 160 positions. These changes to our workforce were substantially completed in the third quarter of 2010.
Underwriting and other operating expenses decreased 1.5% for the three months ended September 30, 2011, compared to the same period of 2010. During the three months ended September 30, 2011, compensation and facilities related expenses declined $1.8 million and $1.4 million, respectively, partially offset by a $1.7 million increase in professional services fees and by a $1.1 million increase in premium taxes, compared to the same period of 2010.
Underwriting and other operating expenses decreased 7.1% for the nine months ended September 30, 2011, compared to the same period of 2010, reflecting efforts to manage our expenses. During the nine months ended September 30, 2011, compensation and facilities related expenses declined $7.5 million and $2.5 million, respectively, partially offset by a $3.3 million increase in premium taxes and assessments and a $1.5 million increase in professional services fees, year-over-year.
Underwriting and other operating expenses include one-time charges of: $0.9 million in the first quarter of 2010 related to staffing reductions to adjust our insurance operations to reflect current and expected activity levels at that time; and $1.1 million for the three and nine months ended September 30, 2011, for professional services fees related to acquisition due diligence activity in those periods.
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
Commission expense increased 10.0% and 11.4% for the three and nine months ended September 30, 2011, respectively, compared to the corresponding periods of 2010, primarily due to higher net premiums earned in both periods of 2011.
Dividends to Policyholders Ratio. The dividends to policyholders ratio is the ratio (expressed as a percentage) of the dividends to policyholders expense to net premiums earned and measures the cost of returning premium to policyholders in the form of dividends.
In administered pricing states such as Florida and Wisconsin, insurance rates are set by state insurance regulators. Rate competition generally is not permitted and policyholder dividend programs are an important competitive factor in these states. We offer dividend programs to eligible policyholders, under which a portion of the policyholders' premium may be returned in the form of a dividend.
Dividends to policyholders were $0.8 million and $2.8 million for the three and nine months ended September 30, 2011, respectively, compared to $1.6 million and $3.4 million for the corresponding periods of 2010. Dividends to policyholders may fluctuate from time to time due to changes in premium levels on dividend policies and the eligibility of policyholders to receive dividend payments.
Interest Expense
We incur interest expenses on notes payable. We also had an interest rate swap agreement on our credit facility with Wells Fargo Bank, National Association (Wells Fargo), which expired on September 30, 2010.
Interest expense was $0.9 million and $2.7 million for the three and nine months ended September 30, 2011, respectively, compared to $1.6 million and $4.8 million for the corresponding periods of 2010. The decrease in interest expense was primarily due to the interest rate swap that was in place in 2010.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $(4.4) million and $(8.7) million for the three and nine months ended September 30, 2011, respectively, compared to $0.1 million and $1.2 million for the corresponding periods of 2010. The effective tax rates were (58.6)% and (44.5)% for the three and nine months ended September 30, 2011, respectively, compared to 0.6% and 2.7%, for the same periods of 2010. The increased tax benefits were primarily due to increases in tax exempt interest income as a percentage of pretax net income to approximately 106% and 123% for the three and nine months ended September 30, 2011, compared to 55% and 78% for the corresponding periods of 2010. The impact of the deferred reinsurance gain—LPT Agreement also increased the year-over-year tax benefit in both periods. Additionally, there were $3.9 million and $4.6 million increases in non-taxable favorable reserve development related to periods prior to January 1, 2000 during the first quarter of 2010 and the third quarter of 2011, respectively.

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
As of September 30, 2011, the holding company had $137.8 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months. Ten million dollars of our line of credit is payable on each of December 31, 2011 and 2012. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, maturing investments, and dividends from our insurance subsidiaries.
Share Repurchases. In November 2010, the EHI Board of Directors (Board of Directors) authorized a share repurchase program for repurchases of up to $100 million of the Company's common stock from November 8, 2010 through June 30, 2012 (the 2011 Program). On November 2, 2011, the Board of Directors authorized a $100 million expansion of the 2011 Program, to $200 million, and extended the repurchase authority pursuant to the program through June 30, 2013. Repurchases under this program may be commenced or suspended from time-to-time without prior notice, and the program may be suspended or discontinued at any time. From inception of the 2011 Program through September 30, 2011, we repurchased a total of 3,752,985 shares of common stock at an average price of $14.68 per share, including commissions, for a total of $55.1 million.
Outstanding Debt. In December 2010, we entered into the Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility) under which we were provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $127.5 million and $131.0 million at September 30, 2011 and December 31, 2010, respectively. The Amended Credit Facility contains customary non-financial covenants and requires us to maintain $5.0 million of cash and cash equivalents at all times at the holding company. We are currently in compliance with all applicable covenants.
Our capital structure is comprised of outstanding debt and stockholders’ equity. As of September 30, 2011, our capital structure consisted of $100.0 million principal balance on our Amended Credit Facility, $32.0 million in surplus notes maturing in 2034, and $863.5 million of stockholders’ equity, including the Deferred Gain. Outstanding debt was 13.3% of total capitalization, including the Deferred Gain, as of September 30, 2011.
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
Our insurance subsidiaries had total cash and cash equivalents and fixed maturity securities of $301.5 million maturing within the next 24 months at September 30, 2011. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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

Various state regulations require us to keep securities or letters of credit on deposit with the states in which we do business. Securities having a fair value of $521.0 million and $558.6 million were on deposit at September 30, 2011 and December 31, 2010, respectively. These laws and regulations govern both the amount and type of fixed maturity security that is eligible for deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of securities held in trust for reinsurance at September 30, 2011 and December 31, 2010 was $41.2 million and $52.9 million, respectively.
Cash Flows
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the nine months ended:

	September 30,
	2011	2010
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$35,977	$5,601
Investing activites	97,837	3,347
Financing activities	(46,805)	(58,709)
Net increase (decrease) in cash and cash equivalents	$87,009	$(49,761)
Net cash provided by operating activities increased $30.4 million for the nine months ended September 30, 2011, compared to the same period of 2010.
Significant items increasing net cash from operations included:

•	increased premiums received of $17.3 million;

•	decreased underwriting and other operating expenses paid of $11.0 million;

•	decreased commissions paid of $6.0 million;

•	increased investment income received of $4.0 million;

•	decreased interest paid of $2.4 million; and

•	decreased dividends to policyholders paid of $1.9 million.
Significant items decreasing net cash from operations included:

•	increased losses and LAE paid of $10.6 million; and

•	increased premium taxes paid of $1.9 million.
Net cash provided by investing activities was $97.8 million for the nine months ended September 30, 2011, compared to $3.3 million for the same period of the prior year. The difference was primarily due to the sale of fixed maturity securities and lower levels of reinvestments of funds from maturities and redemptions of investments for the nine months ended September 30, 2011, compared to nine months ended September 30, 2010.
Net cash used in financing activities was $46.8 million for the nine months ended September 30, 2011, compared to $58.7 million for the same period in 2010. The majority of cash used in financing activities was to repurchase our common stock and to pay dividends to stockholders. The year-over-year decrease in cash used in financing activities was primarily due to a $9.3 million decrease in cash used for the repurchase of our common stock.
Investments
The amortized cost of our investment portfolio was $1.86 billion and the fair value was $2.03 billion as of September 30, 2011.
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
As of September 30, 2011, our investment portfolio, which is classified as available-for-sale, consisted of 96.3% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.65 at September 30, 2011. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds;

however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be “AA." During the third quarter of 2011, U.S. Treasuries, U.S. Agencies, and U.S. Agency backed securities were downgraded to "AA+" by S&P, from "AAA." This downgrade reduced the percentage of our fixed maturity portfolio that was rated "AAA" by 27.1 percentage points during the quarter, to 10.6% as of September 30, 2011; however, our fixed maturity securities portfolio continued to have an average quality of “AA” as of September 30, 2011, with 72.3% of the market value rated “AA” or better.
We carry our portfolio of equity securities on our balance sheet at fair value. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. At September 30, 2011, equity securities represented 3.7% of our investment portfolio.
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
The following table shows the estimated fair value, the percentage of the fair value to total invested assets and the average tax equivalent yield based on the fair value of each category of invested assets as of September 30, 2011.

Category	Estimated Fair Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasuries	$148,982	7.3%	3.5%
U.S. Agencies	104,757	5.2	4.1
States and municipalities	936,462	46.0	5.9
Corporate securities	472,145	23.2	4.8
Residential mortgage-backed securities	262,482	12.9	5.1
Commercial mortgage-backed securities	23,011	1.1	5.0
Asset-backed securities	12,514	0.6	4.0
Equity securities	74,422	3.7	4.7
Total	$2,034,775	100.0%
Weighted average yield			5.2%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of September 30, 2011 by credit rating category, using the lower of ratings assigned by Moody's and/or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	10.6%
“AA”	61.7
“A”	19.6
“BBB”	7.9
Below investment grade	0.2
Total	100.0%
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

Based on our review of fixed maturity and equity securities, we believe that we appropriately identified the declines in the fair values of our unrealized losses at September 30, 2011 and December 31, 2010. We also determined that the unrealized losses on equity securities at September 30, 2011 and December 31, 2010 were not considered to be other-than-temporary due to the financial condition and the near term prospects of the issuers. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers.

The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of our investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2011	(in thousands)
Fixed maturity securities
U.S. Treasuries	$129,381	$19,601	$—	$148,982
U.S. Agencies	97,247	7,510	—	104,757
States and municipalities	863,954	72,587	(79)	936,462
Corporate	438,369	35,617	(1,841)	472,145
Residential mortgaged-backed securities	242,843	20,110	(471)	262,482
Commercial mortgaged-backed securities	22,143	871	(3)	23,011
Asset-backed securities	11,929	585	—	12,514
Total fixed maturity securities	1,805,866	156,881	(2,394)	1,960,353
Equity securities
Consumer goods	19,659	7,042	(432)	26,269
Energy and utilities	4,675	4,665	(36)	9,304
Financial	6,532	1,595	(1,097)	7,030
Technology and communications	8,099	9,199	(295)	17,003
Industrial and other	11,154	4,735	(1,073)	14,816
Total equity securities	50,119	27,236	(2,933)	74,422
Total investments	$1,855,985	$184,117	$(5,327)	$2,034,775
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of September 30, 2011.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5-Years
	(in thousands)
Operating leases	$32,551	$2,005	$14,404	$10,318	$5,824
Purchased liabilities	200	100	100	—	—
Notes payable(1)	170,550	12,579	25,453	74,846	57,672
Capital leases	1,242	125	1,117	—	—
Losses and LAE reserves (2)(3)	2,249,264	242,951	316,669	220,300	1,469,344
Total contractual obligations	$2,453,807	$257,760	$357,743	$305,464	$1,532,840

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of September 30, 2011. The interest rates range from 1.49% to 4.56%.

(2)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which are as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5-Years
	(in thousands)
Reinsurance recoverables	$927,670	$44,189	$87,706	$84,848	$710,927

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

Our reserve for unpaid losses and LAE (gross and net of reinsurance), including the main components of such reserves, were as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Case reserves	$934,056	$897,401
IBNR	1,028,314	1,089,498
LAE	286,894	292,830
Gross unpaid losses and LAE	2,249,264	2,279,729
Less: Reinsurance recoverables for unpaid losses and LAE	927,670	956,043
Net unpaid losses and LAE	$1,321,594	$1,323,686
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
Management formally establishes loss reserves for financial statement purposes on a quarterly basis. In doing so, we make reference to the most current analyses of our Consulting Actuary, including a review of the assumptions and the results of the various actuarial methods used. Comprehensive studies are conducted as of June 30 and December 31 by both internal actuarial staff and the Consulting Actuary. On the alternate quarters, the results of the preceding quarter's studies are updated for actual claim payment activity by internal actuarial staff.
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
The following table reconciles the changes in loss reserves for the nine months ended:

	September 30,
	2011	2010
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,279,729	$2,425,658
Less reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	956,043	1,052,505
Net unpaid losses and LAE at beginning of period	1,323,686	1,373,153
Losses and LAE, net of reinsurance, incurred in:
Current period	203,362	166,618
Prior periods	631	(15,007)
Total net losses and LAE incurred during the period	203,993	151,611
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	33,477	33,797
Prior periods	172,608	161,953
Total net payments for losses and LAE during the period	206,085	195,750
Ending unpaid losses and LAE, net of reinsurance	1,321,594	1,329,014
Reinsurance recoverable, excluding bad debt allowance in 2010, on unpaid losses and LAE	927,670	996,817
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,249,264	$2,325,831
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
It is likely that ultimate losses and LAE will differ from the loss reserves recorded in our September 30, 2011 consolidated balance sheet. Actual payments for losses and LAE could be greater or less than our projections, perhaps significantly.
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
Reinsurance Recoverables
LPT Agreement. Under the LPT Agreement, $1.53 billion in liabilities for incurred but unpaid losses and LAE related to claims incurred by EICN prior to July 1, 1995 was ceded for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were approximately $817.1 million and $846.7 million as of September 30, 2011 and December 31, 2010, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $560.4 million and $530.7 million through

September 30, 2011 and December 31, 2010, respectively. We account for the LPT Agreement as retroactive reinsurance. Entry into the LPT Agreement resulted in a deferred reinsurance gain that was recorded on our consolidated balance sheet as a liability. This deferred gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. In addition, we are entitled to receive a contingent commission under the LPT Agreement. Changes in the estimated contingent commission are reflected in our commission expense in the period that the estimate is revised.
New Accounting Standards
Deferred Policy Acquisition Costs
In October 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) Number 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which is expected to have a material impact on our consolidated financial condition and results of operations. This update changes the definition of acquisition costs which may be capitalized to specify costs which relate directly to the successful acquisition of new or renewal insurance contracts; adds to the definition the concept of incremental costs; further restricts costs to be capitalized by identifying only those costs which may be capitalized; and requires additional granularity in the disclosures related to the type of acquisition costs capitalized during the period. This guidance becomes effective for interim and annual reporting periods beginning after December 15, 2011. We have not yet determined if we will adopt the standard on a prospective or retrospective basis and are evaluating the impact that retrospective adoption will have on our financial statements. Currently, we estimate that prospective adoption of ASU 2010-06 would increase our underwriting and other operating expenses by $7.0 million to $8.0 million in 2012.
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
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of September 30, 2011, our fixed maturity securities portfolio had a duration of 4.65. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2010 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the financial statements contained in this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchases of our common stock for the three months ended September 30, 2011:

Period	Total Numbers of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
July 1 – July 31, 2011	—	$—	—	$64.6
August 1 – August 31, 2011	260,000	11.75	260,000	61.5
September 1 – September 30, 2011	1,365,000	12.16	1,365,000	44.9
Total	1,625,000	$12.10	1,625,000

(1)	Includes fees and commissions paid on stock repurchases.

(2)
On November 3, 2010, the Board of Directors authorized a share repurchase program for repurchases of up to $100 million of the Company's common stock (the 2011 Program). We expect that shares may be purchased at prevailing market prices from November 8, 2010 through June 30, 2012 through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management.

On November 2, 2011, the Board of Directors authorized a $100 million expansion of the 2011 Program, to $200 million, and extended the repurchase authority pursuant to the program through June 30, 2013. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2011 Program may be commenced, modified, or suspended from time-to-time without prior notice, and the program may be suspended or discontinued at any time.
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

EMPLOYERS HOLDINGS, INC.

Date:	November 3, 2011	/s/ Douglas D. Dirks
Douglas D. Dirks
President and Chief Executive Officer
Employers Holdings, Inc.

Date:	November 3, 2011	/s/ William E. Yocke
William E. Yocke
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.