Form 10-K
period 2011-12-31
Employers Holdings, Inc.
filed 2012-03-01
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $634,835,041.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	February 23, 2012
Common Stock, $0.01 par value per share	32,596,685 shares outstanding
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the 2012 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

TABLE OF CONTENTS

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
We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results, depending on a number of factors. These risks and uncertainties include, but are not limited to, those set forth in Item 1A. “Risk Factors” and the other documents that we have filed with the Securities and Exchange Commission.
NOTE REGARDING RELIANCE ON STATEMENTS IN OUR CONTRACTS
The agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and:

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
Notwithstanding the inclusion of the foregoing cautionary statements, Employers Holdings, Inc. acknowledges that it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

PART I
Item 1. Business
General
Employers Holdings, Inc. (EHI) is a Nevada holding company incorporated in Nevada in 2005. Unless otherwise indicated, all references to “we,” “us,” “our,” the “Company” or similar terms refer to EHI together with its subsidiaries. We had 651 full-time employees at December 31, 2011 and our principal executive offices are located at 10375 Professional Circle in Reno, Nevada.
Our insurance subsidiaries have each been assigned an A.M. Best Company (A.M. Best) rating of “A-” (Excellent), with a “stable” financial outlook.
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and Proxy Statement for our Annual Meeting of Stockholders are available free of charge on our website at www.employers.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). Our website also provides access to reports filed by our Directors, executive officers and certain significant stockholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, and charters for the standing committees of our Board of Directors are available on our website. Copies of these documents may also be obtained free of charge by written request to Investor Relations, 10375 Professional Circle, Reno, Nevada 89521-4802. The SEC also maintains a website at www.sec.gov that contains these materials and other information that we file electronically with the SEC.
Description of Business
We are a specialty provider of workers' compensation insurance focused on select small businesses engaged in low to medium hazard industries. We employ a disciplined, conservative underwriting approach designed to individually select specific types of businesses, predominantly those in the lowest four of the seven workers' compensation insurance industry defined hazard groups, that we believe will have fewer and less costly claims relative to other businesses in the same hazard groups. Workers' compensation is a statutory system that generally requires an employer to provide coverage for its employees' medical, disability, vocational rehabilitation, and death benefit costs for work-related injuries or illnesses. We operate as a single reportable segment and conduct operations in 31 states and the District of Columbia, with more than one-half of our business in California. We had total assets of $3.5 billion, $3.5 billion, and $3.7 billion at December 31, 2011, 2010, and 2009, respectively. The following table highlights key results of our operations for the last three years.

For the Years Ended	Net Premiums Written	Total Revenue	Net Income	Statutory Combined Ratio(1)
	(in thousands, except ratios)
December 31, 2011	$410,038	$464,154	$48,313	112.1%
December 31, 2010	313,098	415,604	62,799	109.8
December 31, 2009	368,290	495,935	83,021	99.0

(1)
Our combined ratio on a statutory basis is a measure of underwriting profitability. Elsewhere in this report, unless otherwise stated, the term “combined ratio” refers to a calculation based on U.S. generally accepted accounting principles (GAAP).

Our statutory combined ratio for the five years ended December 31, 2010 was 91.3%, compared to the industry composite statutory combined ratio of 110.8% for the same five-year period (calculated by A.M. Best for individual companies that have more than 50% of their business in workers' compensation).
Our insurance subsidiaries are domiciled in the following states:

State of Domicile
Employers Insurance Company of Nevada (EICN)	Nevada
Employers Compensation Insurance Company (ECIC)	California
Employers Preferred Insurance Company (EPIC)	Florida
Employers Assurance Company (EAC)	Florida
Products and Services
Workers' compensation provides insurance coverage for the statutorily prescribed benefits that employers are required to provide to their employees who may be injured or suffer illness in the course of employment. The level of benefits varies by state, the nature and severity of the injury or disease, and the wages of the injured worker. Each state has a statutory, regulatory, and adjudicatory system that sets the amount of wage replacement to be paid, determines the level of medical care required to be provided, establishes the degree of permanent impairment, and specifies the options in selecting healthcare providers. These state laws generally require two types of benefits for injured employees: (a) medical benefits, including expenses related to the diagnosis and treatment of an injury, disease, or both, as well as any required rehabilitation, and (b) indemnity payments, which consist of temporary wage replacement, permanent disability payments, and death benefits to surviving family members.
Disciplined Underwriting
Our strategy is to focus on disciplined underwriting and continue to pursue profitable growth opportunities across market cycles. We carefully monitor market trends to assess new business opportunities that we expect will meet our pricing and risk standards. We price our policies based on the specific risks associated with each potential insured rather than solely on the industry class in which a potential insured is classified. Our disciplined underwriting approach is a critical element of our culture and has allowed us to offer competitive prices, diversify our risks, and out-perform the industry.
The following table compares our statutory losses and loss adjustment expenses (LAE) ratio, a measure which relates inversely to our underwriting profitability, to the statutory industry composite losses and LAE ratio reported by A.M. Best (calculated for U.S. insurance companies having more than 50% of their premiums generated by workers' compensation insurance products).

	Statutory Losses and LAE Ratio
Year	EHI	A.M. Best
2006	37.9%	77.1%
2007	46.4	77.7
2008	51.4	78.6
2009	57.5	86.1
2010	66.2	87.4
2011	77.6	N/A(1)

(1)	Statutory industry composite loss and LAE ratio data is not currently available for 2011.
We execute our underwriting processes through automated systems and experienced underwriters with specific knowledge of local markets. We have developed automated underwriting templates for specific classes of business that produce faster quotes when certain underwriting criteria are met. Our underwriting guidelines consider many factors, such as type of business, nature of operations and risk exposures, and are designed to minimize or prevent underwriting of certain undesirable classes of business.
Loss Control
Our loss control professionals provide consultation to policyholders to assist them in preventing losses and containing costs once claims occur. They also assist our underwriting personnel in evaluating potential and current policyholders and are an important part of our underwriting discipline.
Premium Audit
We conduct premium audits on our policyholders annually upon the policy expiration. Audits allow us to comply with applicable state and reporting bureau requirements and to verify that policyholders have accurately reported their payroll and employee job classifications. We also selectively perform interim audits on certain classes of business or if unusual claims are filed or concerns are raised regarding projected annual payrolls, which could result in substantial variances at final audit.
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
Our claims department also provides claims management services for those claims incurred by the Nevada State Industrial Insurance System (the Fund) and assumed by EICN and subject to a 100% retroactive reinsurance agreement (the LPT Agreement) with dates of injury prior to July 1, 1995. Additional information regarding the LPT Agreement is set forth under “–Reinsurance–LPT Agreement.” We receive a management fee from the third party reinsurers equal to 7% of the loss payments on these claims.
We maintain an exclusive medical provider network in Nevada and make every appropriate effort to direct injured workers into this network for medical treatments. We utilize networks affiliated with Anthem Blue Cross of California (Anthem) and Coventry Health Care, Inc. in other states. In addition to our medical networks, we work closely with local vendors, including attorneys, medical professionals, and investigators, to bring local expertise to our reported claims. We pay special attention to reducing costs and have established discounting arrangements with the aforementioned service providers. We use preferred provider organizations, bill review services, and utilization management to closely monitor medical costs.
We actively pursue fraud and subrogation recoveries to mitigate claims costs. Subrogation rights are based upon state and federal laws, as well as the insurance policies we issue. Our fraud and subrogation efforts are handled through dedicated units.
Information Technology
Core Operating Systems
We have an efficient, cost-effective and scalable infrastructure that complements our geographic reach and business model and have developed a highly automated underwriting system. This technology allows for the electronic submission, review, and quoting of insurance applications applying our underwriting standards and guidelines. This policy administration system reduces transaction costs and provides for more efficient and timely processing of applications for small policies that meet our underwriting standards. We believe this approach saves our independent agents and brokers considerable time in processing customer applications and maintains our competitiveness in our target markets. We will continue to invest in technology and systems across our business to maximize efficiency and create increased capacity that will allow us to lower our expense ratios while growing premiums.
Business Continuity/Disaster Recovery
We maintain business continuity and disaster recovery plans for our critical business functions, including the restoration of information technology infrastructure and applications. We have two data centers that act as production facilities and as disaster recovery sites for each other. In addition, we utilize an off-site data storage facility.
Customers and Workers' Compensation Premiums
The workers' compensation insurance industry classifies risks into seven hazard groups, as defined by the National Council on Compensation Insurance (NCCI), based on severity of claims with businesses in the first or lowest group having the lowest claims costs.
We target select small businesses engaged in low to medium hazard industries. Our historical loss experience has been more favorable for lower industry defined hazard groups than for higher hazard groups. Further, we believe it is generally less costly to service and manage the risks associated with these lower hazard groups. Our underwriters use their local market expertise and disciplined underwriting to select specific types of businesses and risks within the classes of business we underwrite that allow us to generate loss ratios that are consistently better than the industry average.
The following table sets forth our in-force premiums by hazard group and as a percentage of our total in-force premiums as of December 31:

Hazard Group	2011	Percentage of 2011 Total	2010	Percentage of 2010 Total	2009	Percentage of 2009 Total
	(in thousands, except percentages)
A	$70,398	17.9%	$45,537	14.2%	$45,683	11.9%
B	95,783	24.3	74,435	23.2	82,086	21.3
C	145,282	36.9	120,656	37.6	137,973	35.8
D	58,534	14.9	47,906	14.9	54,582	14.2
E	19,094	4.8	24,592	7.7	43,036	11.2
F	4,682	1.2	7,531	2.3	20,131	5.2
G	148	<0.1	480	0.1	1,534	0.4
Total	$393,921	100.0%	$321,137	100.0%	$385,025	100.0%

Our in-force premiums for our top ten types of insureds and as a percentage of our total in-force premiums as of December 31, 2011 were as follows:

Employer Classifications	In-force Premiums	Percentage of Total
	(in thousands, except percentages)
Restaurants	$65,644	16.7%
Dentists, Optometrists, and Physicians	31,836	8.1
Automobile Service or Repair Shops	26,983	6.8
Wholesale Stores	19,725	5.0
Hotels, Motels, and Clubs (Country, Golf, etc.)	18,220	4.6
Schools – Colleges and Religious Organizations	12,811	3.2
Gasoline Stations	12,519	3.2
Real Estate Management	12,109	3.1
Professional Services	9,582	2.4
Groceries and Provisions	8,109	2.1
Total	$217,538	55.2%
We currently write business in 31 states and the District of Columbia. Our business is concentrated in California, which makes the results of our operations more dependent on the trends that are unique to that state and that from time-to-time may differ from national trends. State legislation, local competition, economic and employment trends, and workers' compensation medical costs trends can be material to our financial results.
As of December 31, 2011, our policyholders had average annual in-force premiums of $6,490. We are not dependent on any single policyholder and the loss of any single policyholder would not have a material adverse effect on our business.
Our total in-force premiums and number of policies in-force by state were as follows as of December 31:

	2011		2010		2009
State	Premium In-force	Policies In-force	Premium In-force	Policies In-force	Premium In-force	Policies In-force
	(dollars in thousands)
California	$221,910	36,867	$172,621	29,244	$180,474	27,812
Illinois	24,744	2,433	18,617	932	19,389	801
Georgia	16,393	2,050	10,772	757	12,744	539
Florida	15,226	2,399	15,071	1,963	27,964	2,630
Nevada	14,639	3,718	16,940	3,596	24,050	4,119
Other	101,009	13,226	87,116	8,069	120,404	8,253
Total	$393,921	60,693	$321,137	44,561	$385,025	44,154
The following trends affected our workers' compensation business from 2009 through 2011:

•	Premium in-force increased 22.7% during 2011, primarily due to increasing policy count as we continued to execute our growth strategy;

•
The decrease in premium in-force during 2010 reflected the impacts of the most recent recession, which particularly affected certain classes of small business, including contractors and restaurants, and declining payrolls due to reduced employment and work hours, closures of small businesses and our continued focus on profitable underwriting despite aggressive pricing in a highly competitive market; and

•	The increase in total policies in-force reflects our efforts to continue to grow our business profitably across market cycles.
We cannot be certain how these trends will ultimately impact our consolidated financial position and results of operations.
Our premiums are generally a function of the applicable premium rate, the amount of the insured's payroll, and if applicable, a factor reflecting the insured's historical loss experience (experience modification factor). Premium rates vary by state according to the nature of the employees' duties and the business of the employer. The premium is computed by applying the applicable premium rate to each class of the insured's payroll after it has been appropriately classified. Total policy premium is determined after applying an experience modification factor and a further adjustment, known as a schedule rating adjustment, which may be made in certain circumstances, to increase or decrease the policy premium. Schedule rating adjustments are made at the discretion of the underwriter based on individual risk characteristics of the insured and subject to maximum amounts as established in our premium rate filings.

Our premium rates are based upon actuarial analyses for each state in which we do business, except in “administered pricing” states, primarily Florida and Wisconsin, where premium rates are set by state insurance regulators.
In California, where over one-half of our premiums are earned, the Workers' Compensation Insurance Rating Bureau (WCIRB) recommends claims cost benchmarks to be used by companies in determining their premium rates. These benchmark rates are advisory only and cover expected loss costs, but do not contain elements to cover operating expenses or profit.
In April 2011, the WCIRB provided an informational filing highlighting the cost drivers that indicated a cumulative 39.8% increase in the claims cost benchmark since January 1, 2009 based on an analysis of December 31, 2010 loss experience. This included deterioration of more than 12 percentage points in the claims cost benchmark since the WCIRB's previous recommendation for a 27.7% increase based on an analysis of June 30, 2010 loss experience. The WCIRB indicated that this further deterioration was due to: (a) continued adverse loss development on the 2009 accident year; (b) high emerging costs on the 2010 accident year, primarily due to increased claims frequency; (c) less optimistic forecasts for statewide wage growth in California; and (d) increased LAE that is likely as a result of certain Workers' Compensation Appeals Board decisions.
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
We set our premium rates in California based upon actuarial analyses of current and anticipated loss trends with a goal of maintaining underwriting profitability. Due to increasing loss costs, primarily medical cost inflation, we increased our filed premium rates in California by a cumulative 33.3% since February 1, 2009.
The following table sets forth the percentage increases to our filed California rates effective for new and renewal policies incepting on or after the dates shown.

Effective Date	Premium Rate Change Filed in California
February 1, 2009	10.0%
August 15, 2009	10.5
March 15, 2010	3.0
March 15, 2011	2.5
September 15, 2011	3.9
Losses and LAE Reserves and Loss Development
We are directly liable for losses and LAE under the terms of insurance policies our insurance subsidiaries write. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. Loss reserves are reflected on our consolidated balance sheets under the line item caption “unpaid losses and loss adjustment expenses.” Estimating reserves is a complex process that involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. Loss reserve estimates represent a significant risk to our business, which we attempt to mitigate by continually reviewing loss cost trends and by attempting to set our premium rates to adequately cover anticipated costs.
For a detailed description of our reserves, the judgments, key assumptions and actuarial methodologies that we use to estimate our reserves, and the role of our consulting actuary, see “Item 7 –Management's Discussion and Analysis of Financial Condition and Results of Operations –Critical Accounting Policies –Reserves for Losses and LAE” and Note 8 in the Notes to our Consolidated Financial Statements.
The following tables show changes in the historical loss reserves, on a gross basis and net of reinsurance, at December 31 for each of the 10 years prior to 2011 for EICN and ECIC, and for each of the years ended December 31, 2008 through December 31, 2010 for EPIC and EAC. This information is presented on a GAAP basis and the paid and reserve data is presented on a calendar year basis.
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

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(in thousands)
Net reserves for losses and LAE
Originally estimated	$887,000	$908,326	$962,457	$1,089,814	$1,208,481	$1,209,652	$1,217,069	$1,430,128	$1,373,153	$1,323,686	$1,331,523
Net cumulative amounts paid as of:
One year later	81,022	80,946	91,130	96,661	106,859	109,129	127,912	214,499	206,653	218,569
Two years later	120,616	130,386	150,391	161,252	175,531	186,014	219,496	342,174	361,048
Three years later	149,701	165,678	193,766	207,868	229,911	249,059	295,646	449,914
Four years later	173,204	194,400	226,127	247,217	279,405	302,863	354,867
Five years later	194,980	218,453	255,851	285,388	321,060	345,801
Six years later	215,507	242,143	288,039	317,489	354,765
Seven years later	235,653	269,341	315,180	344,968
Eight years later	260,036	292,791	338,611
Nine years later	280,809	313,506
Ten years later	299,289
Net reserves re-estimated as of:
One year later	875,522	847,917	924,878	1,011,759	1,101,352	1,149,641	1,151,246	1,378,769	1,359,023	1,324,813
Two years later	781,142	805,058	886,711	975,765	1,049,628	1,085,358	1,100,706	1,352,021	1,340,366
Three years later	742,272	779,373	884,426	954,660	1,004,589	1,035,028	1,079,913	1,319,989
Four years later	719,912	788,262	877,151	927,382	970,671	1,010,407	1,046,648
Five years later	730,112	788,481	858,617	900,588	949,446	973,921
Six years later	730,456	776,329	839,430	883,388	917,843
Seven years later	720,155	763,988	826,608	855,070
Eight years later	712,717	755,793	804,958
Nine years later	707,037	740,182
Ten years later	697,215
Net cumulative redundancy (deficiency):	189,785	168,144	157,499	234,744	290,638	235,731	170,421	110,137	32,786	(1,127)	—
Gross reserves - December 31	2,226,000	2,212,368	2,193,439	2,284,542	2,349,981	2,307,755	2,269,710	2,506,478	2,425,658	2,279,729	2,272,363
Reinsurance recoverable, gross	1,339,000	1,304,042	1,230,982	1,194,728	1,141,500	1,098,103	1,052,641	1,076,350	1,052,505	956,043	940,840
Net reserves - December 31	887,000	908,326	962,457	1,089,814	1,208,481	1,209,652	1,217,069	1,430,128	1,373,153	1,323,686	1,331,523
Gross re-estimated reserves	1,969,508	1,970,936	1,990,684	2,001,243	2,027,729	2,050,177	2,094,050	2,386,424	2,370,646	2,299,653	2,272,363
Re-estimated reinsurance recoverables	1,272,292	1,230,754	1,185,726	1,146,173	1,109,886	1,076,257	1,047,402	1,066,435	1,030,280	974,840	940,840
Net re-estimated reserves	697,216	740,182	804,958	855,070	917,843	973,920	1,046,648	1,319,989	1,340,366	1,324,813	1,331,523

Gross reserves for losses and LAE
Originally estimated	2,226,000	2,212,368	2,193,439	2,284,542	2,349,981	2,307,755	2,269,710	2,506,478	2,425,658	2,279,729	2,272,363
Gross cumulative amounts paid as of:
One year later	128,066	128,462	137,968	142,632	152,006	152,879	170,626	258,412	269,771	260,799
Two years later	215,176	224,740	243,203	252,379	264,430	272,478	304,146	449,206	466,398
Three years later	291,099	306,006	331,731	342,748	361,524	377,459	422,862	599,176
Four years later	360,535	379,881	407,845	424,811	452,955	473,828	522,296
Five years later	427,307	447,687	480,283	504,918	537,175	556,978
Six years later	490,296	514,091	554,408	579,585	611,093
Seven years later	553,103	583,226	624,114	647,276
Eight years later	619,373	649,241	687,757
Nine years later	682,656	710,168
Ten years later	741,301
Gross reserves re-estimated as of:
One year later	2,211,566	2,121,867	2,148,829	2,178,514	2,233,077	2,233,176	2,200,689	2,470,746	2,373,479	2,299,653
Two years later	2,089,850	2,072,205	2,088,437	2,138,648	2,170,292	2,162,695	2,148,399	2,405,837	2,370,646
Three years later	2,049,340	2,024,790	2,084,764	2,110,481	2,119,764	2,110,615	2,110,230	2,386,424
Four years later	2,000,560	2,032,553	2,072,428	2,078,223	2,084,854	2,074,466	2,094,050
Five years later	2,009,608	2,028,211	2,050,124	2,050,937	2,053,869	2,050,177
Six years later	2,009,480	2,012,943	2,030,945	2,027,187	2,027,729
Seven years later	1,997,550	2,000,610	2,011,945	2,001,243
Eight years later	1,990,116	1,986,694	1,990,684
Nine years later	1,979,480	1,970,936
Ten years later	1,969,508
Gross cumulative redundancy (deficiency):	$256,492	$241,432	$202,755	$283,299	$322,252	$257,578	$175,660	$120,052	$55,012	$(19,923)	$—

Reinsurance
Reinsurance is a transaction between insurance companies in which an original insurer, or ceding company, remits a portion of its premiums to a reinsurer, or assuming company, as payment for the reinsurer assuming a portion of the risk. Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage in excess of a specified amount, or retention, and up to a specified amount. Any liability exceeding the coverage limits of the reinsurance program is retained by the ceding company. The ceding company also bears the credit risk of a reinsurers' insolvency. In accordance with general industry practices, we purchase excess of loss reinsurance to protect against the impact of large individual, irregularly-occurring losses, and aggregate catastrophic losses from natural perils and terrorism. Such reinsurance reduces the magnitude of such losses on net income and the capital of our insurance subsidiaries.
Excess of Loss Reinsurance
Our current reinsurance program applies to all covered losses occurring between 12:01 a.m. July 1, 2011 and 12:01 a.m. July 1, 2012. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in five layers of coverage. Our reinsurance coverage is $195.0 million in excess of our $5.0 million retention on a per occurrence basis, subject to a $2.0 million annual aggregate deductible and certain exclusions. We are solely responsible for any losses we suffer above $200.0 million except those covered by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (TRIPRA). Covered losses which occur prior to expiration or cancellation of the agreement continue to be obligations of the subscribing reinsurers, subject to the other conditions in the agreement. The subscribing reinsurers may terminate the agreement only for our breach of the obligations of the agreement. We are responsible for the losses if the subscribing reinsurer cannot or refuses to pay.
The agreement includes certain exclusions for which our subscribing reinsurers are not liable for losses, including but not limited to losses arising from the following: reinsurance assumed by us under obligatory reinsurance agreements; financial guarantee and insolvency; certain nuclear risks; liability as a member, subscriber or reinsurer of any pool, syndicate or association, but not assigned risk plans; liability arising from participation or membership in any insolvency fund; loss or damage caused by war or civil unrest other than terrorism; certain workers' compensation business covering persons employed in Minnesota; and any loss or damage caused by any act of terrorism involving biological, chemical, nuclear or radioactive pollution or contamination. Our underwriting guidelines generally require that insured risks fall within the coverage provided in the reinsurance program. Any risks written outside the reinsurance program require executive review and approval.
The agreement provides that we, or any subscribing reinsurer, may request commutation of any outstanding claim or claims 10 years after the effective date of termination or expiration of the agreements and provide a mechanism for the parties to achieve valuation for commutation. We may require a special commutation of the percentage share of any loss in the reinsurance program of any subscribing reinsurer that is in runoff.
LPT Agreement
In 1999, Nevada enacted Senate Bill 37. That bill stated that the Fund could take retroactive credit as an asset, or a reduction of liability, amounts ceded to (reinsured with) assuming insurers with security based on discounted reserves for losses related to periods beginning before July 1, 1995, at a rate not to exceed 6%.
The Fund entered into a retroactive 100% quota share reinsurance agreement through a loss portfolio transfer transaction with third party reinsurers. The LPT Agreement commenced on June 30, 1999 and will remain in effect until all claims for loss and outstanding loss under the covered policies have closed, the agreement is commuted, or terminated, upon the mutual agreement of the parties, or the reinsurers' aggregate maximum limit of liability is exhausted, whichever occurs earlier. The LPT Agreement does not provide for any additional termination terms. The LPT Agreement substantially reduced the Fund's exposure to losses for pre-July 1, 1995 Nevada insured risks. On January 1, 2000, EICN assumed all of the assets, liabilities and operations of the Fund, including the Fund's rights and obligations associated with the LPT Agreement.
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775.0 million in cash. The LPT Agreement, which ceded to the reinsurers substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2.0 billion, excluding losses for burial and transportation expenses. The estimated remaining liabilities subject to the LPT Agreement were approximately $807.5 million and $846.7 million, as of December 31, 2011 and 2010, respectively. Losses and LAE paid with respect to the LPT Agreement totaled approximately $569.9 million and $530.7 million through December 31, 2011 and 2010, respectively.
The reinsurers agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. The LPT Agreement required each reinsurer to place assets supporting the payment of claims by them in a trust that requires collateral be held at a specified level. The level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we may require the reinsurers to contribute additional assets to maintain the required minimum level of collateral. The value of these assets as of December 31,

2011 and 2010 was $896.1 million and $962.1 million, respectively.
The reinsurers currently party to the LPT Agreement are ACE Bermuda Insurance Limited, XL Reinsurance Limited, and National Indemnity Company. The contract provides that during the term of the agreement all reinsurers need to maintain a rating of not less than “A-” as determined by A.M. Best. Currently, each of the reinsurers party to the LPT Agreement have a rating of A- or higher.
We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain was recorded as a liability on our consolidated balance sheet as Deferred reinsurance gain–LPT Agreement (Deferred Gain). The Deferred Gain is amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE in our consolidated financial statements.
We are also entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement. Since the inception of the agreement, we have recognized approximately $28 million in contingent profit commission. Increases and decreases in the estimated contingent profit commission are reflected in our commission expense in the period that the estimate is revised.
Recoverability of Reinsurance
Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under such reinsurance. We monitor the financial strength of our reinsurers and we do not believe that we are currently exposed to any material credit risk through our reinsurance arrangements because our reinsurance is recoverable from generally large, well-capitalized reinsurance companies. At December 31, 2011, $896.1 million was in trust accounts for reinsurance related to the LPT Agreement and an additional $11.6 million, not related to the LPT Agreement, was collateralized by cash or letter of credit.
The following table provides certain information regarding our ceded reinsurance recoverables as of December 31, 2011.

Reinsurer	A.M. Best Rating(1)	Total Paid	Total Unpaid Losses and LAE, net	Total
		(in thousands)
ACE Bermuda Insurance Limited	A+	$952	$80,754	$81,706
Ace Property & Casualty Insurance Company	A+	—	2,608	2,608
Alterra Bermuda Limited	A	146	3,741	3,887
American Healthcare Indemnity Company	B++	—	2,486	2,486
Aspen Insurance UK Limited	A	55	8,047	8,102
Everest Reinsurance Company	A+	122	2,727	2,849
Finial Reinsurance Company	A-	—	7,221	7,221
Hannover Rueckversicherung-AG	A	98	15,933	16,031
Munich Reinsurance America, Inc	A+	190	9,402	9,592
National Indemnity Company	A++	5,235	444,146	449,381
National Union Fire Insurance Co of Pittsburg	A	72	1,657	1,729
PartnerRe Group	A+	20	1,294	1,314
Relia Star Life Insurance Company	A	68	2,619	2,687
ST Paul Fire & Marine Insurance Company	A+	17	3,915	3,932
Swiss Reinsurance America Corporation	A+	96	12,409	12,505
Tokio Marine & Nichido Fire Insurance Ltd (US)	A++	96	5,859	5,955
Westport Insurance Corporation	A+	52	1,151	1,203
XL Reinsurance Limited	A	3,331	282,638	285,969
Lloyds Syndicates	A	4	44,898	44,902
All Other	Various	175	7,335	7,510
Total		$10,729	$940,840	$951,569

(1)	A.M. Best's highest financial strength ratings for insurance companies are “A++” and “A+” (superior) and “A” and “A−” (excellent).
We review the aging of our reinsurance recoverables on a quarterly basis. At December 31, 2011, 0.4% of our reinsurance recoverables on paid losses were greater than 90 days overdue.

Inter-Company Reinsurance Pooling Agreement
Our insurance subsidiaries are parties to an inter-company pooling agreement for statutory reporting purposes. Under this agreement, the results of underwriting operations of each company are transferred to and combined with those of the others and the combined results are then reapportioned. The allocations under the pooling agreement are as follows:

•	EICN — 53%

•	ECIC — 27%

•	EPIC — 10%

•	EAC — 10%
Transactions under the pooling agreement are eliminated on consolidation and have no impact on our consolidated GAAP financial statements.
Investments
As of December 31, 2011, the total amortized cost of our investment portfolio was $1.8 billion and the fair value of the portfolio was $2.0 billion. These investments provide a source of income, although short-term changes in interest rates and our current investment strategies affect the amount of investment income we earn and the fair value of our portfolio. Our investment strategy balances consideration of duration, yield, and credit risk.
We seek to maximize total investment returns within the constraints of prudent portfolio management. The asset allocation is reevaluated by the Finance Committee of the Board of Directors on a quarterly basis. We employ Conning Asset Management (Conning) as our independent investment manager. Conning follows our written investment guidelines based upon strategies approved by our Board of Directors. We also utilize Conning's investment advisory services. These services include investment accounting and company modeling using Dynamic Financial Analysis (DFA). The DFA tool is utilized in developing a tailored set of portfolio targets and objectives, which in turn, is used in constructing an optimal portfolio.
Additional information regarding our investment portfolio, including our approach to managing investment risk, is set forth under “Item 7 –Management's Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources –Investments” and “Item 7A –Quantitative and Qualitative Disclosures about Market Risk.”
Marketing and Distribution
We market and sell our workers' compensation insurance products through independent local, regional, and national agents and brokers, and through our strategic partnerships and alliances, including our principal partners ADP, Inc. (ADP) and Anthem Blue Cross of California (Anthem), and through relationships with national and regional trade groups and associations, including the National Federation of Independent Business (NFIB).
Independent Insurance Agents and Brokers
We establish and maintain strong, long-term relationships with independent insurance agencies that actively market our products and services. We offer ease of doing business, provide responsive service, and pay competitive commissions. Our sales representatives and underwriters work closely with independent agencies to market and underwrite our business. This results in enhanced understanding of the businesses and risks we underwrite and the needs of prospective customers. We do not delegate underwriting authority to agents or brokers. We are not dependent on any one agency and the loss of any one agency would not be material.
The following table sets forth the number of independent agencies that marketed and sold our insurance products, the percentage of in-force premiums generated by those agencies, and the percentage of in-force premium generated by our largest agency.

	At December 31,
	2011	2010	2009
Number of independent agencies	3,742	2,610	2,290
Percentage of in-force premiums generated by independent agencies	75.7%	77.2%	80.4%
Percentage of in-force premiums generated by our largest agency	0.9%	1.2%	0.7%
Strategic Partnerships and Alliances
We have developed important strategic relationships with companies that have established sales forces and common markets to expand our reach to alternative distribution channels. We jointly market our workers' compensation insurance products with ADP's payroll services and with Anthem's group health insurance plans. Additionally, we have entered into other strategic partnerships and alliances with payroll service providers and insurance brokerages. These relationships have allowed us to access new customers and to write attractive business in an efficient manner, and we are actively pursuing additional strategic partnership and alliance opportunities. We do not delegate underwriting authority to our strategic distribution partners.

Our strategic partnerships and alliances generated 23.8%, 22.1%, and 18.8% of our in-force premiums as of December 31, 2011, 2010, and 2009, respectively.
ADP. ADP is the largest payroll services provider in the United States servicing small and medium-sized businesses. As part of its services, ADP sells our workers' compensation insurance product along with its payroll and accounting services through its insurance agency and field sales staff primarily to small businesses. The majority of business written is through ADP's small business unit, which has accounts of 1 to 50 employees. We pay ADP fees that are a percentage of premiums received for services provided through the ADP program.
ADP utilizes innovative methods to market workers' compensation insurance including the Pay-by-Pay® (PBP) program. An advantage of ADP's PBP program is that the policyholder is not required to pay a deposit at the inception of the policy. The workers' compensation premium is deducted each time ADP processes the policyholders' payrolls along with its appropriate federal, state, and local taxes. These characteristics of the PBP program enable us to competitively price the workers' compensation insurance written as a part of that program.
Our relationship with ADP is non-exclusive; however, we believe we are a key strategic partner of ADP for our selected markets and classes of business. Our agreement with ADP may be terminated without cause upon 120 days notice.
Anthem. The Integrated MediCompSM joint marketing program is an exclusive relationship that allows us to combine our workers' compensation product with Anthem's group health coverage through a single bill in most cases. We believe that, in general, when businesses purchase this combination of coverage, their employees make fewer workers' compensation claims because those employees are insured for non-work related illnesses or injuries and thus are less likely to seek treatment for a non-work related illness or injury through their employers' workers' compensation insurance policy. As the largest group health carrier in California, Anthem has negotiated favorable rates with its medical providers and associated facilities, which we benefit from through reduced claims costs. We pay Anthem fees that are a percentage of premiums received for services provided under the Integrated MediComp program.
Our agreement with Anthem automatically renews for one-year periods unless terminated by either party with at least 60 days notice prior to the expiration of the then current term and has been renewed through January 1, 2013.
Direct Business
We write a small amount of business that comes to us directly without using an agent or broker or one of our strategic distribution relationships. This direct business is a legacy of our assumption of the assets and liabilities of the Fund. Policies underwritten directly generated $2.0 million, $2.3 million, and $3.2 million of our in-force premiums at December 31, 2011, 2010, and 2009, respectively.
Competition and Market Conditions
The insurance industry is highly competitive, and there is significant competition in the national workers' compensation industry that is based on price and quality of services. We compete with other specialty workers' compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, third-party administrators, self-insurance funds, and state insurance pools. Many of our competitors are significantly larger, are more widely known, and/or possess considerably greater financial resources. Our three primary competitors in California are The Hartford Financial Services Group, Inc., Travelers Insurance Group Holdings Inc., and Meadowbrook Insurance Group, Inc.
Our competitive advantages include our strong reputation in the markets in which we operate, excellent claims service, experienced and professional independent agents and brokers, our strategic partnerships and alliances, and the ease of doing business with us. We also strive to maintain the high quality of our care management services, and to provide consultation services to our agents and insureds on loss prevention and loss reduction strategies. We also compete on price, based on our actuarial analysis of current and anticipated loss cost trends.
The workers' compensation sector continued to see average medical and indemnity claims costs and claim frequency increase in 2010, the most recent year for which industry data is available. We continue to have concerns related to the volatility and uncertainty in the financial markets and current economic conditions, including the high rate of unemployment.
Regulation
State Insurance Regulation
Insurance companies are subject to regulation and supervision by the insurance regulator in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. Our insurance subsidiaries are subject to regulation by the states in which our insurance subsidiaries are domiciled or transact business. These state agencies have broad regulatory, supervisory and administrative powers, including among other things, the power to grant and revoke licenses to transact business, license agencies, set the standards of solvency to be met and maintained, determine the nature of, and limitations on, investments and dividends, approve policy forms and rates in some states, periodically examine financial statements, determine the form and content of required financial statements, and periodically examine market conduct.
Detailed annual and quarterly financial statements, prepared in accordance with statutory accounting principles (SAP), and other reports are required to be filed with the insurance regulator in each of the states in which we are licensed to transact business. The California DOI, Florida OIR, and Nevada DOI periodically examine the statutory financial statements of their respective domiciliary insurance companies. In 2009, California and Nevada completed exams for ECIC and EICN, respectively. There were no material findings. California, Florida, and Nevada are currently examining ECIC, EPIC and EAC, and EICN, respectively.
In Florida, workers' compensation insurance companies are subject to statutes related to excessive profits. Florida excessive profits are calculated based upon a statutory formula that is applied over rolling three year periods. Workers' compensation insurers are required to file annual excessive profit forms and to return any “Florida excessive profits” to policyholders in the form of a cash refund or credit toward the future purchase of insurance.
Many states have laws and regulations that limit an insurer's ability to withdraw from a particular market. For example, states may limit an insurer's ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance regulator. The state insurance regulator may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict our ability to exit unprofitable markets.
Holding Company Regulation. Nearly all states have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance regulator of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting an insurer must have fair and reasonable terms, the charges or fees for services performed must be reasonable, the insurer's total statutory surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs, and the transactions are subject to other standards and requirements established by law and regulation. Notice to state insurance regulators is required prior to the consummation of certain affiliated and other transactions involving our insurance subsidiaries and such transactions may be disapproved by the state insurance regulators.
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
Change of Control. Our insurance subsidiaries are domiciled in Florida, California and Nevada. The insurance laws of these states generally require that any person seeking to acquire control of a domestic insurance company obtain the prior approval of the state's insurance commissioner. In Florida, "control" is generally presumed to exist through the direct or indirect ownership of 5% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In California and Nevada, "control" is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states in which we are licensed require pre-notification to the state's insurance commissioner of a change in control of a non-domestic insurance company licensed in those states.
Statutory Accounting and Solvency Regulations. State insurance regulators closely monitor the financial condition of insurance companies reflected in financial statements based on SAP and can impose significant financial and operating restrictions on an insurance company that becomes financially impaired under SAP guidelines. State insurance regulators can generally impose restrictions or conditions on the activities of a financially impaired insurance company, including: the transfer or disposition of assets; the withdrawal of funds from bank accounts; payment of dividends or other distributions; the extension of credit or the advancement of loans; and investments of funds, including business acquisitions or combinations.
Financial, Dividend, and Investment Restrictions. State laws require insurance companies to maintain minimum levels of surplus and place limits on the amount of premiums a company may write based on the amount of that company's surplus. These limitations may restrict the rate at which our insurance operations can grow.
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
The ability of EHI to pay dividends on our common stock and to pay other expenses will be dependent to a significant extent upon the ability of EICN and EPIC to pay dividends to their immediate holding company, Employers Group, Inc. (EGI) and, in turn, the ability of EGI to pay dividends to EHI. Additional information regarding financial, dividend, and investment restrictions is set forth in Note 14 in the Notes to our Consolidated Financial Statements.
Guaranty Fund Assessments. All of the states where our insurance subsidiaries are licensed to transact business require property and casualty insurers doing business within the respective state to participate as member insurers in a guaranty association, which is organized to pay contractual benefits owed pursuant to insurance policies issued by insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premium written by member insurers. Various mechanisms exist in some of these states for assessed insurance companies to recover these assessments. Additional information regarding guaranty fund assessments is set forth in Note 11 to our Consolidated Financial Statements.
Pooling Arrangements. As a condition to conduct business in some states insurance companies are required to participate in mandatory workers' compensation shared market mechanisms, or pooling arrangements, which provide workers' compensation insurance coverage to private businesses that are otherwise unable to obtain coverage due, for example, to their prior loss experiences.
The National Association of Insurance Commissioners (NAIC). NAIC is a group formed by state insurance regulators to discuss issues and formulate policy with respect to regulation, reporting and accounting of and by U.S. insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model Insurance Laws, Regulations and Guidelines (Model Laws) have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws that provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation of state insurance regulatory agencies by the NAIC.
Under the Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These risk-based capital (RBC) requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model, known as the “Authorized Control Level” of RBC. At December 31, 2011, each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements.
The key financial ratios of the NAIC's Insurance Regulatory Information System (IRIS) were developed to assist state regulators in overseeing the financial condition of insurance companies. These ratios are reviewed by financial examiners of the NAIC and state insurance regulators for the purposes of detecting financial distress and preventing insolvency and to select those companies that merit highest priority in the allocation of the regulators' resources. IRIS identifies 13 key financial ratios and specifies a “usual range” for each. Departure from the usual ranges on four or more of the ratios can lead to inquiries from individual state insurance regulators as to certain aspects of an insurer's business. None of our insurance subsidiaries are currently subject to any action by any state regulator with respect to IRIS ratios.
Federal Regulation
We are affected by a variety of federal legislative and regulatory measures and judicial decisions.
The Terrorism Risk Insurance Act of 2002 (the 2002 Act) was enacted in November 2002. The principal purpose of the 2002 Act was to create a role for the Federal government in the provision of insurance for losses sustained in connection with foreign terrorism. The 2002 Act was extended by TRIPRA, with the inclusion of some adjustments. The workers' compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from terrorism or nuclear, biological, and chemical or radiological attacks. In addition, we are not able to limit our losses arising from any one catastrophe or any one claimant. Our reinsurance policies exclude coverage for losses arising out of nuclear, biological, chemical or radiological attacks. Under TRIPRA, federal protection may be provided to the insurance industry for certain acts of foreign and domestic terrorism, including nuclear, biological, chemical or radiological attacks.
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
Item 1A. Risk Factors
Investing in our common stock involves risks. In evaluating our company, you should carefully consider the risks described below, together with all the information included in this annual report. The risks facing our company include, but are not limited to, those described below. The occurrence of one or more of these events could significantly and adversely affect our business, financial condition, results of operations, cash flows, and stock price and you could lose all or part of your investment.

Risks Related to Our Business
Difficult conditions in the economy and capital markets may adversely affect our profitability, financial condition, and results of operations.
The financial market volatility experienced worldwide that began in 2008 continued into 2011. Although the U.S. and foreign governments have taken various actions to stabilize the financial markets, it is uncertain whether those actions will be effective over the long-term. Therefore, the financial market volatility could continue, resulting in a prolonged negative economic impact.
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
Several factors contribute to the uncertainty in establishing estimated losses, including the length of time to settle long-term, severe cases, claim cost inflation (deflation) trends, and uncertainties in the long-term outcome of legislative reforms. Judgment is required in applying actuarial techniques to determine the relevance of historical payment and claim settlement patterns under current facts and circumstances. In certain states, we have a relatively short operating history and must rely on a combination of industry experience and our specific experience regarding claims emergence and payment patterns, medical cost inflation, and claim cost trends, adjusted for future anticipated changes in claims-related and economic trends, as well as regulatory and legislative changes, to establish our best estimate of reserves for losses and LAE. As we receive new information and update our assumptions over time regarding the ultimate liability, our loss reserves may prove to be inadequate to cover our actual losses. Any changes in these estimates could be material and could have an adverse effect on our results of operations and financial condition during the period the changes are made.
The insurance business is subject to extensive regulation and legislative changes, which impact the manner in which we operate our business.
Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, most significantly by the insurance regulators in California, Florida, and Nevada, the states in which our insurance subsidiaries are domiciled. As of December 31, 2011, over one-half of our in-force premiums were generated in California. Accordingly, we are particularly affected by regulation in California. The passage of any form of rate regulation in California could impair our ability to operate profitably in California, and any such impairment could have a material adverse effect on our financial condition and results of operations. Insurance regulators have broad regulatory powers designed to protect policyholders and claimants, not stockholders or other investors. Regulations vary from state to state, but typically address or include:

•	standards of solvency, including RBC measurements;

•	restrictions on the nature, quality, and concentration of investments;

•	restrictions on the types of terms that we can include in the insurance policies we offer;

•	mandates that may affect wage replacement and medical care benefits paid under the workers' compensation system;

•	requirements for the handling and reporting of claims and procedures for adjusting claims;

•	restrictions on the way rates are developed and premiums are determined;

•	the manner in which agents may be appointed;

•	establishment of liabilities for unearned premiums, unpaid losses and LAE, and for other purposes;

•	limitations on our ability to transact business with affiliates;

•	mergers, acquisitions, and divestitures involving our insurance subsidiaries;

•	licensing requirements and approvals that affect our ability to do business;

•	compliance with all applicable privacy laws;

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
Federal legislation typically does not directly impact our workers' compensation business, but our business can be indirectly affected by changes in healthcare, occupational safety and health, and tax regulations. Since healthcare costs are the largest component of our loss costs, we may be impacted by changes in healthcare legislation, such as the Affordable Care Act. There is also the possibility of federal regulation of insurance.
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
If we fail to price our insurance policies appropriately, our business competitiveness, financial condition, and results of operations could be materially adversely affected.
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
Our business is concentrated in California, where we generated 56% of our in-force premiums as of December 31, 2011. Accordingly, unfavorable business, economic, demographic, competitive, or regulatory conditions in California could negatively impact our business.
California has been greatly affected by the overall economic downturn and tightening of the credit markets. California is also experiencing budget deficits. The economic condition of the state has resulted in high unemployment and decreased payrolls. In addition, many California businesses are dependent on tourism revenues, which are, in turn, dependent on a robust economy. The downturn in the national economy and the economy of California, or any other event that causes deterioration in tourism, could adversely impact small businesses, such as restaurants, that we have targeted as customers. The departure or insolvency of a significant number of small businesses could also have a material adverse effect on our financial condition and results of operations. California is also exposed to climate and environmental changes, natural perils such as earthquakes, along with the possibility of pandemics or terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in this state. Because our business is concentrated in this manner, we may be exposed to economic and regulatory risks or risk from natural perils that are greater than the risks associated with greater geographic diversification.
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
We have agreements with two principal strategic partners, ADP and Anthem, to market and service our insurance products through their sales forces and insurance agencies. ADP and Anthem generated 10% and 12%, respectively, of our total in-force premiums as of December 31, 2011. Our agreement with ADP is not exclusive, and ADP may terminate the agreement without cause upon 120 days notice. Although our distribution agreements with Anthem are exclusive, Anthem may terminate its agreements with us if the A.M. Best financial strength rating of ECIC is downgraded and we are not able to provide coverage through a carrier with an A.M. Best financial strength rating of “B++” or better. Anthem may also terminate its agreements with us without cause upon 60 days notice. The termination of any of our principal strategic partnership agreements, our failure to maintain good relationships with our principal strategic partners, or their failure to successfully market our products may materially reduce our revenues and could have a material adverse effect on our results of operations. In addition, we are subject to the risk that our principal strategic partners may face financial difficulties, reputational issues, or problems with respect to their own products and services, which may lead to decreased sales of our products and services. Moreover, if either of our principal strategic partners consolidates or aligns itself with another company or changes its products that are currently offered with our workers' compensation insurance product, we may lose business or suffer decreased revenues.
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
One of our strategic partners, Anthem, requires that we offer workers' compensation coverage through a carrier with a financial strength rating of “B++” or better by A.M. Best. We currently offer this coverage through our subsidiary, ECIC. Our inability to offer such coverage could cause a reduction in the number of policies we write. If ECIC's financial strength rating were downgraded, and we were not able to enter into an agreement to provide coverage through a carrier rated “B++” or better by A.M. Best, Anthem could terminate its distribution agreements with us. We cannot assure you that we would be able to enter such an agreement if our rating was downgraded.
If we are unable to obtain reinsurance or collect on ceded reinsurance, our ability to write new policies and to renew existing policies could be adversely affected and our financial condition and results of operations could be materially adversely affected.
At December 31, 2011, we had $952 million of reinsurance recoverables for paid and unpaid losses and LAE of which $11 million was due to us on paid claims.
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events, including natural perils and acts of terrorism, excluding nuclear, biological, chemical, and radiological events. On July 1, 2011, we entered into a new reinsurance program that is effective through June 30, 2012. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in five layers of coverage. Our reinsurance coverage is $195 million in excess of our $5 million retention on a per occurrence basis, subject to a $2 million annual aggregate deductible and certain exclusions.

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
In addition, we are subject to credit risk with respect to our reinsurers, and they may refuse to pay or delay payment of losses we cede to them. We remain liable to our policyholders even if we are unable to make recoveries that we believe we are entitled to under our reinsurance contracts. Losses may not be recovered from our reinsurers until claims are paid and, in the case of long-term workers' compensation cases, the creditworthiness of our reinsurers may change before we can recover amounts that we are entitled to, see “Item 1 –Business –Reinsurance.” The inability of any of our reinsurers to meet their financial obligations could have a material adverse affect on our financial condition and results of operations.
We obtained reinsurance covering the losses incurred prior to July 1, 1995, and we could be liable for all of those losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers party to such transaction.
On January 1, 2000, EICN assumed all of the assets, liabilities, and operations of the Fund, including losses incurred by the Fund prior to such date. EICN also assumed the Fund's rights and obligations associated with the LPT Agreement that the Fund entered into with third party reinsurers with respect to its losses incurred prior to July 1, 1995, see “Item 1 –Business –Reinsurance –LPT Agreement.” We could be liable for all of those losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers party to such transaction. As of December 31, 2011, the estimated remaining liabilities subject to the LPT Agreement were $808 million. If we are unable to collect on these reinsurance recoverables, our financial condition and results of operations could be materially adversely affected.
The reinsurers under the LPT Agreement agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. Accordingly, if the Nevada legislature were to increase the benefits payable for the pre-July 1, 1995 claims, we would be responsible for the increased benefit costs to the extent of the legislative increase. Similarly, if the credit rating of any of the third party reinsurers that are party to the LPT Agreement were to fall below ''A−'' as determined by A.M. Best or one of the reinsurers becomes insolvent, we would be responsible for replacing any such reinsurer or would be liable for the claims that otherwise would have been transferred to such reinsurer. For example, in 2002, the rating of one of the original reinsurers under the LPT Agreement, Gerling Global International Reinsurance Company Ltd. (Gerling), dropped below the mandatory ''A−'' A.M. Best rating to ''B+.'' Accordingly, we entered into an agreement to replace Gerling with National Indemnity Company (NICO) at a cost to us of $33 million. We can give no assurance that circumstances requiring us to replace one or more of the current reinsurers under the LPT Agreement will not occur in the future, that we will be successful in replacing such reinsurer or reinsurers in such circumstances, or that the cost of such replacement or replacements will not have a material adverse effect on our results of operations or financial condition.
The LPT Agreement also required the reinsurers to each place assets supporting the payment of claims by them in individual trusts that require that collateral be held at a specified level. The collateralization level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we can require the reinsurers to contribute additional assets to maintain the required minimum level. The value of these assets at December 31, 2011 was $896 million. If the value of the collateral in the trusts drops below the required minimum level and the reinsurers are unable to contribute additional assets, we could be responsible for substituting a new reinsurer or paying those claims without the benefit of reinsurance. One of the reinsurers has collateralized its obligations under the LPT Agreement by placing shares of stock of a publicly held corporation, with a value of $649 million at December 31, 2011, in a trust to secure the reinsurer's obligation of $444 million. The value of this collateral is subject to fluctuations in the market price of such stock. The other reinsurers have placed treasury and fixed maturity securities in trusts to collateralize their obligations.
Intense competition and the fact that we write only a single line of insurance could adversely affect our ability to sell policies at rates we deem adequate.
The market for workers' compensation insurance products is highly competitive. Competition in our business is based on many factors, including premiums charged, services provided, financial ratings assigned by independent rating agencies, speed of claims payments, reputation, policyholder dividends, perceived financial strength, and general experience. In some cases, our competitors offer lower priced products than we do. If our competitors offer more competitive premiums, dividends or payment plans, services or commissions to independent agents, brokers, and other distributors, we could lose market share or have to reduce our premium rates, which could adversely affect our profitability. We compete with regional and national insurance companies, professional employer organizations, third-party administrators, self-insured employers, and state insurance funds. Our main competitors vary from state to state, but are usually those companies that offer a full range of services in underwriting, loss control, and claims. We compete on the basis of the services that we offer to our policyholders and on ease of doing business rather than solely on price.
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
The property and casualty insurance industry is cyclical in nature and is characterized by periods of so-called “soft” market conditions in which premium rates are stable or falling, insurance is readily available, and insurers' profits decline, and by periods of so-called “hard” market conditions, in which rates rise, insurance may be more difficult to find, and insurers' profits increase. According to the Insurance Information Institute, since 1970, the property and casualty insurance industry experienced hard market conditions from 1975 to 1978, 1984 to 1987, and 2001 to 2004. Although the financial performance of an individual insurance company is dependent on its own specific business characteristics, the profitability of most workers' compensation insurance companies generally tends to follow this cyclical market pattern. We believe the workers' compensation industry currently has excess underwriting capacity resulting in lower rate levels and smaller profit margins.
Because of cyclicality in the workers' compensation market, due in large part to competition, capacity, and general economic factors, we cannot predict the timing or duration of changes in the market cycle. We have experienced significant increased price competition in our target markets since 2003. This cyclical pattern has in the past and could in the future adversely affect our financial condition and results of operations. If we are unable to compete effectively, our business and financial condition could be materially adversely affected.
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
We are exposed to significant financial risks related to the capital markets, including the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk, credit spread risk, credit risk, and equity price risk. For more information regarding market risk, interest rate risk, credit spread risk, or equity price risk, see "Item 7A–Quantitative and Qualitative Disclosures About Market Risk."
The outlook for our investment income is dependent on the future direction of interest rates, maturity schedules, and cash flow from operations that is available for investment. The fair values of fixed maturity securities that are “available-for-sale” fluctuate with changes in interest rates and cause fluctuations in our stockholders' equity. Any significant decline in our investment income or the value of our investments as a result of changes in interest rates, deterioration in the credit of companies in which we have invested, decreased dividend payments, general market conditions, or events that have an adverse impact on any particular industry or geographic region in which we hold significant investments could have an adverse effect on our net income and, as a result, on our stockholders' equity and policyholder surplus.
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
Additionally, we regularly review our entire investment portfolio, including the identification of other-than-temporary declines in fair value. The determination of the amount of impairments taken on our investments is based on our periodic evaluation and assessment of our investments and known and inherent risks associated with the various asset classes. There can be no assurance that we have accurately determined the level of other-than-temporary impairments reflected in our financial statements and additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments. Additional information regarding the determination of impairments on our investments is set forth under “Item 7 –Management's Discussion and Analysis of Financial Condition and Results of Operations –Investments.”

We may require additional capital in the future, which may not be available to us or may be available only on unfavorable terms.
Our future capital requirements will depend on many factors, including state regulatory requirements, our ability to write new business successfully, and to establish premium rates and reserves at levels sufficient to cover losses. If we have to raise additional capital, equity or debt financing may not be available on terms that are favorable to us. In the case of equity financings, there could be dilution to our stockholders and the securities may have rights, preferences, and privileges senior to the common stock. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to implement our future growth or operating plans and our business, financial condition, and results of operations could be materially adversely affected.
The capital and credit markets continue to experience volatility and disruption that have negatively affected market liquidity conditions. In some cases, the markets have produced downward pressure on stock prices and limited the availability of credit for certain issuers without regard to those issuers' underlying financial strength. As a result, we may be forced to delay raising capital or be unable to raise capital on favorable terms, or at all, which could decrease our profitability, significantly reduce our financial flexibility, and cause rating agencies to reevaluate our financial strength ratings.
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
Payments of dividends by our insurance subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds, and could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future, see “Item 1–Business –Regulation –Financial, Dividend and Investment Restrictions” and Note 14 in the Notes to our Consolidated Financial Statements. As a result, we may not be able to receive dividends from these subsidiaries and we may not receive dividends in the amounts necessary to meet our obligations or to pay dividends on our common stock.
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
We rely on our information technology and telecommunication systems, and the failure of these systems or cyber attacks on our systems could materially and adversely affect our business.
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
Certain events outside of our control, including cyber attacks on our systems, could render our systems inoperable such that we would be unable to service our agents, insureds, and injured workers, or meet certain regulatory requirements. If such an event were to occur and our systems were unable to be restored or secured within a reasonable timeframe, our results of operations and financial condition could be adversely affected. Additionally, cyber attacks, resulting in a breach of security, could jeopardize the privacy, confidentiality, and integrity of our data or our customers' data, which could harm our reputation and expose us to possible liability.

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
Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by the 2002 Act, or its extension, the TRIPRA, the risk of severe losses to us from acts of terrorism has not been eliminated because our excess of loss reinsurance treaty program contains various sub-limits and exclusions limiting our reinsurers' obligation to cover losses caused by acts of terrorism. Our excess of loss reinsurance treaties do not protect against nuclear, biological, chemical, or radiological events. If such an event were to impact one or more of the businesses we insure, we would be entirely responsible for any workers' compensation claims arising out of such event, subject to the terms of the 2002 Act, and the TRIPRA (see “Item 1–Business –Regulation –Federal Legislative Changes”) and could suffer substantial losses as a result.
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
Administrative proceedings or legal actions involving our insurance subsidiaries could have a material adverse effect on our business, financial condition and results of operations.
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
Our success depends in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting personnel, and other skilled employees who are knowledgeable about our business. The current success of our business is dependent in significant part on the efforts of Douglas D. Dirks, our President and Chief Executive Officer, and William E. Yocke, our Executive Vice President and Chief Financial Officer. Many of our regional and local officers are also critical to our operations because of their industry expertise, knowledge of our markets, and relationships with the independent agents and brokers who sell our products. We have entered into employment agreements with certain of our key executives. Currently, we maintain key man life insurance for our Chief Executive Officer. If we were to lose the services of members of our management team or key regional or local officers, we may be unable to find replacements satisfactory to us and our business. As a result, our operations may be disrupted and our financial performance may be adversely affected.
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
State insurance laws, certain provisions of our charter documents, and Nevada corporation law could prevent or delay a change of control that could be beneficial to us and our stockholders.
Our insurance subsidiaries are domiciled in Florida, California, and Nevada. The insurance laws of these states generally require that any person seeking to acquire control of a domestic insurance company obtain the prior approval of the state's insurance commissioner. In Florida, "control" is generally presumed to exist through the direct or indirect ownership of 5% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In California and Nevada, "control" is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states in which we are licensed require pre-notification to the state's insurance commissioner of a change in control of a non-domestic insurance company licensed in those states. Because we have insurance subsidiaries domiciled in Florida, California, and Nevada, any future transaction that would constitute a change in control of us would generally require the party acquiring control to obtain the prior approval of the insurance commissioners of these states and may require pre-notification of the change of control. The time required to obtain these approvals may result in a material delay of, or deter, any such transaction. These laws may discourage potential acquisition proposals or tender offers, and may delay, deter, or prevent a change of control, even if the acquisition proposal or tender offer is beneficial to our stockholders.
Provisions of our amended and restated articles of incorporation and amended and restated by-laws could discourage, delay, or prevent a merger, acquisition, or other change in control of us, even if our stockholders might consider such a change in control to be in their best interests. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect Directors and take other corporate actions. In particular, our amended and restated articles of incorporation and amended and restated by-laws include provisions:

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are 79,533 square feet located in leased premises in Reno, Nevada. As of February 1, 2012, we leased 293,641 square feet of total office space in 10 states. We believe that our existing office space is adequate for our current needs. We will continue to enter into or exit lease agreements to address future space requirements, as necessary.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information, Holders, and Stockholder Dividends
Our common stock has been listed on the New York Stock Exchange (NYSE) under the symbol “EIG” since our IPO on January 31, 2007. Prior to that time, there was no public market for our common stock. There were 1,474 holders of record as of February 23, 2012. High and low stock prices and cash dividends declared for the last two fiscal years were as follows:

	2011			2010
	Stock Price		Cash Dividends Declared	Stock Price		Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$20.91	$16.34	$0.06	$15.75	$12.31	$0.06
June 30	21.00	15.51	0.06	17.27	14.09	0.06
September 30	17.02	10.73	0.06	16.87	13.92	0.06
December 31	18.69	12.00	0.06	17.75	15.16	0.06
We currently expect that cash dividends will continue to be paid in the future; however, any determination to pay additional or future dividends will be at the discretion of our Board of Directors and will be dependent upon:

•
the surplus and earnings of our subsidiaries and their ability to pay dividends and/or other statutorily permissible payments to us, in particular the ability of EICN and EPIC to pay dividends to EGI and, in turn, the ability of EGI to pay dividends to EHI;

•	our results of operations and cash flows;

•	our financial position and capital requirements;

•	general business conditions;

•	any legal, tax, regulatory, and/or contractual restrictions on the payment of dividends; and

•	any other factors our Board of Directors deems relevant.
There were no unregistered sales of equity securities during the fiscal year that ended December 31, 2011.
Issuer Purchases of Equity Securities
The following table summarizes the repurchase of our common stock for the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
October 1 - October 31, 2011	1,365,000	$14.61	1,365,000	$25.0
November 1 - November 30, 2011	1,365,000	16.73	1,365,000	102.1
December 1 - December 31, 2011	521,805	17.54	521,805	93.0
Total	3,251,805	15.97	3,251,805

(1)	Includes fees and commissions paid on stock repurchases.

(2)
In November 2010, the Board of Directors authorized a share repurchase program for up to $100 million of the Company's common stock from November 8, 2010 through June 30, 2012 (the 2011 Program). In November 2011, the Board of Directors authorized a $100 million expansion of the 2011 Program, to $200 million, and extended the repurchase authority pursuant to the 2011 Program through June 30, 2013. We expect that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2011 Program may be commenced, modified, or suspended from time-to-time without prior notice, and the 2011 Program may be suspended or discontinued at any time.

Through December 31, 2011, we repurchased a total of 7,004,790 shares of common stock under the 2011 Program at an average price of $15.28 per share, including commissions, for a total of $107.0 million.

Performance Graph
The following information compares the cumulative total return on $100 invested in the common stock of EHI, ticker symbol EIG, for the period commencing on January 31, 2007, the date of our IPO, and ending on December 31, 2011 with the cumulative total return on $100 invested in each of the Standard and Poor's 500 Index (S&P 500) and the Standard and Poor's 500 Property-Casualty Insurance Index (S&P P&C Insurance Index). The calculation of cumulative total return assumes the reinvestment of dividends. The following graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

Employers Holdings, Inc.
Total Return Performance

$120
$100
$80
$60
$40
$20
$0
1/31/07
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
Employers Holdings Inc
S&P 500
S&P Property & Casualty Insurance

	Period Ending
	1/31/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Employers Holdings Inc	100.00	84.47	84.62	80.30	92.95	97.65
S&P 500	100.00	103.92	65.47	82.80	95.27	97.28
S&P 500 P&C Insurance Index	100.00	89.85	63.43	71.26	77.63	77.43

Item 6. Selected Financial Data
The following selected historical consolidated financial data should be read in conjunction with ''Item 7–Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008(1)	2007
Income Statement Data	(in thousands, except per share amounts and ratios)
Revenues:
Net premiums earned	$363,424	$321,786	$404,247	$328,947	$346,884
Net investment income	80,117	83,032	90,484	78,062	78,623
Realized gains (losses) on investments, net	20,161	10,137	791	(11,524)	180
Other income	452	649	413	1,293	4,236
Total revenues	464,154	415,604	495,935	396,778	429,923
Net income before income taxes	46,207	66,322	92,298	112,051	150,886
Income tax expense (benefit)	(2,106)	3,523	9,277	10,266	30,603
Net income	48,313	62,799	83,021	101,785	120,283
Earnings per common share(2)
Basic	$1.30	$1.52	$1.81	$2.07	$2.19
Diluted	1.29	1.51	1.80	2.07	2.19
Pro forma earnings per common share–basic and diluted(2)					2.32
Selected Operating Data
Gross premiums written(3)	$418,512	$322,277	$379,949	$318,392	$351,847
Net premiums written(4)	$410,038	$313,098	$368,290	$308,317	$339,720
Combined ratio(5)	114.0%	106.8%	98.0%	85.9%	80.4%
Net income before impact of the Deferred Gain(6)(7)(8)	$31,166	$44,566	$65,014	$83,364	$102,249
Earnings per common share before impact of the Deferred Gain(8)
Basic	$0.84	$1.08	$1.42	$1.69
Diluted	0.83	1.07	1.41	1.69
Pro forma earnings per common share–basic and diluted before impact of LPT(2)(8)					$1.98
Dividends declared	0.24	0.24	0.24	0.24	0.18

	As of December 31,
	2011	2010	2009	2008(1)	2007
Balance Sheet Data	(in thousands, except per share amounts and ratios)
Cash and cash equivalents	$252,300	$119,825	$188,883	$197,429	$144,384
Total investments	1,950,745	2,080,494	2,029,560	2,042,941	1,726,280
Reinsurance recoverable on paid and unpaid losses	951,569	970,458	1,064,843	1,087,738	1,061,551
Total assets	3,481,744	3,480,120	3,676,653	3,825,098	3,191,228
Unpaid losses and loss adjustment expense	2,272,363	2,279,729	2,425,658	2,506,478	2,269,710
Deferred reinsurance gain–LPT Agreement(6)(7)	353,194	370,341	388,574	406,581	425,002
Notes payable	122,000	132,000	132,000	182,000	—
Total liabilities	3,007,558	2,990,004	3,178,254	3,380,370	2,811,775
Total equity	474,186	490,116	498,399	444,728	379,453
Other Financial Data
Total equity including deferred reinsurance gain–LPT Agreement(6)(7)(9)	$827,380	$860,457	$886,973	$851,309	$804,455

(1)
On October 31, 2008, we acquired 100% of the outstanding common stock of AmCOMP Incorporated (AmCOMP). The income statement data for the year ended December 31, 2008 includes the operating results of AmCOMP from November 1, 2008 through December 31, 2008. The balance sheet data as of December 31, 2008 includes the assets and liabilities acquired from AmCOMP.

(2)
For 2007, the pro forma earnings per common share –basic– was calculated using the net income for the 12 months ended December 31, 2007. The weighted average shares outstanding was calculated using those shares available to eligible members in the conversion (50,000,002) for the period prior to the IPO, and the actual weighted average shares outstanding for the period after the IPO. Earnings per common share –diluted– is based on the pro forma weighted shares outstanding –basic– adjusted by the number of additional common shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of common shares that could have been purchased from the proceeds of the potentially dilutive shares. Outstanding options have been excluded from the diluted earnings per share for the pro forma year ended December 31, 2007, because their inclusion would be anti-dilutive. Although there were 8,665 dilutive potential common shares at December 31, 2007, they did not impact the pro forma earnings per share number as shown.

(3)
Gross premiums written is the sum of direct premiums written and assumed premiums written before the effect of ceded reinsurance. Direct premiums written are the premiums on all policies our insurance subsidiaries have issued during the year. Assumed premiums written are premiums that our insurance subsidiaries have received from any authorized state-mandated pools and a previous fronting facility. (See Note 9 in the Notes to our Consolidated Financial Statements.)

(4)
Net premiums written is the sum of direct premiums written and assumed premiums written less ceded premiums written. Ceded premiums written is the portion of direct premiums written that we cede to our reinsurers under our reinsurance contracts. (See Note 9 in the Notes to our Consolidated Financial Statements.)

(5)
Combined ratio is the sum of the losses and LAE expense, the commission expense, dividends to policyholders, and the underwriting and other operating expenses, all divided by net earned premiums. Because we only have one operating segment, holding company expenses are included in the combined ratio.

(6)
In connection with our January 1, 2000 assumption of the assets, liabilities and operations of the Fund, our Nevada insurance subsidiary assumed the Fund's rights and obligations associated with the LPT Agreement, a retroactive 100% quota share reinsurance agreement with third party reinsurers, which substantially reduced exposure to losses for pre-July 1, 1995 Nevada insured risks. Pursuant to the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for incurred but unpaid losses and LAE, which represented substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995.

(7)
Deferred reinsurance gain–LPT Agreement (Deferred Gain) reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the Deferred Gain, with the net effect being an increase or decrease, as the case may be, to net income.

(8)
We define net income before impact of the Deferred Gain as net income less: (a) amortization of Deferred Gain and (b) adjustments to LPT Agreement ceded reserves. These are not measurements of financial performance under GAAP, but rather reflect the difference in accounting treatment between statutory and GAAP, and should not be considered in isolation or as an alternative to any other measure of performance derived in accordance with GAAP.

We present net income before impact of the Deferred Gain because we believe that it is an important supplemental measure of operating performance to be used by analysts, investors, and other interested parties in evaluating us. We present pro forma earnings per share –basic and diluted– before impact of the Deferred Gain because we believe that it is an important supplemental measure of performance.
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
The table below shows the reconciliation of net income to net income before impact of the Deferred Gain for the periods presented:

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Net income	$48,313	$62,799	$83,021	$101,785	$120,283
Less impact of the Deferred Gain	17,147	18,233	18,007	18,421	18,034
Net income before impact of the Deferred Gain	$31,166	$44,566	$65,014	$83,364	$102,249

(9)
We define total equity including the Deferred Gain as total equity plus the Deferred Gain. Total equity including the Deferred Gain is not a measurement of financial position under GAAP and should not be considered in isolation or as an alternative to total equity or any other measure of financial health derived in accordance with GAAP.

We present total equity including the Deferred Gain because we believe that it is an important supplemental measure of financial position to be used by analysts, investors and other interested parties in evaluating us. The LPT Agreement was a non-recurring transaction and the treatment of the Deferred Gain does not result in ongoing cash benefits or charges to our current operations and consequently we believe this presentation is useful in providing a meaningful understanding of our financial position.
The table below shows the reconciliation of total equity to total equity including the Deferred Gain for the periods presented:

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Total equity	$474,186	$490,116	$498,399	$444,728	$379,453
Deferred Gain	353,194	370,341	388,574	406,581	425,002
Total equity including the Deferred Gain	$827,380	$860,457	$886,973	$851,309	$804,455

Item 7.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in Item 8 and Item 15 of this report. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties and other factors described in Item 1A of this report. Our actual results in future periods may differ from those referred to herein due to a number of factors, including the risks described in the sections entitled “Risk Factors” and “Forward-Looking Statements” elsewhere in this report.
Overview
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to select, small businesses in low to medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance in 31 states and the District of Columbia, with a concentration in California. Our revenues are primarily comprised of net premiums earned, net investment income, and net realized gains on investments.
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
Results of Operations
Overall, net income was $48.3 million, $62.8 million, and $83.0 million in 2011, 2010, and 2009, respectively and we recognized underwriting (losses) income of $(50.9) million, $(21.8) million, and $8.0 million for the same periods, respectively. Underwriting (loss) income is determined by deducting losses and LAE, commission expense, policyholder dividends, and underwriting and other operating expenses from net premiums earned. Key factors that affected our financial performance over the last three years, include:

•	Gross premiums written declined 15% from 2009 to 2010 and increased 30% from 2010 to 2011;

•	Net premiums earned declined 20% from 2009 to 2010 and increased 13% from 2010 to 2011;

•	Losses and LAE decreased 9% in 2010 compared to 2009 and increased 36% in 2011 compared to 2010;

•	Current accident year loss estimate increased to 77.2% in 2011, from 70.9% in 2010 and 70.2% in 2009;

•	Underwriting and other operating expenses declined 24% from 2009 to 2010 and 5% from 2010 to 2011; and

•	Income tax expenses declined from $9.3 million in 2009 to $3.5 million in 2010, while we had an income tax benefit of $2.1 million in 2011.
We measure our performance by our ability to increase stockholders' equity, including the impact of the deferred reinsurance gain–LPT Agreement (Deferred Gain), over the long-term. The following table shows our stockholders' equity, including the Deferred Gain, stockholders' equity on a GAAP basis, and number of common shares outstanding at December 31:

	2011	2010	2009
	(in thousands, except share data)
Stockholders' equity including the Deferred Gain(1)	$827,380	$860,457	$886,973
GAAP stockholders' equity	$474,186	$490,116	$498,399
Common shares outstanding	32,996,809	38,965,126	42,908,165

(1)
Stockholders' equity, including the Deferred Gain, is a non-GAAP measure that is defined as total stockholders' equity plus the Deferred Gain, which we believe is an important supplemental measure of our capital position.

Our goal is to maintain our focus on disciplined underwriting and to continue to pursue profitable growth opportunities across market cycles; however, we continue to be affected by the impacts of the most recent economic recession. The pace of recovery remains persistently slow and, although it appears to us that total employment and payroll have begun to improve, we do not believe the situation will significantly improve in the near-term.

The comparative components of net income are set forth in the following table.

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net premiums earned	$363,424	$321,786	$404,247
Net investment income	80,117	83,032	90,484
Realized gains on investments, net	20,161	10,137	791
Other income	452	649	413
Total revenues	464,154	415,604	495,935

Losses and LAE	264,663	194,779	214,461
Commission expense	45,502	38,468	36,150
Policyholder dividends	3,423	4,316	6,930
Underwriting and other operating expenses	100,717	106,026	138,687
Interest expense	3,642	5,693	7,409
Income tax expense (benefit)	(2,106)	3,523	9,277
Total expenses	415,841	352,805	412,914
Net income	$48,313	$62,799	$83,021
Less impact of the Deferred Gain	17,147	18,233	18,007
Net income before impact of the Deferred Gain(1)	$31,166	$44,566	$65,014

(1)
We define net income before impact of the Deferred Gain as net income less: (a) amortization of Deferred Gain and (b) adjustments to LPT Agreement ceded reserves. Deferred Gain reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables and the Deferred Gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of the Deferred Gain is not a measurement of financial performance under GAAP, but rather reflects the difference in accounting treatment between statutory and GAAP, and should not be considered in isolation or as an alternative to net income before income taxes or net income or any other measure of performance derived in accordance with GAAP.

We present net income before impact of the Deferred Gain because we believe that it is an important supplemental measure of operating performance to be used by analysts, investors and other interested parties in evaluating us. The LPT Agreement was a non-recurring transaction, under which the Deferred Gain does not result in ongoing cash benefits, and, consequently, we believe this presentation is useful in providing a meaningful understanding of our operating performance. In addition, we believe this non-GAAP measure, as we have defined it, is helpful to our management in identifying trends in our performance because the excluded item has limited significance in our current and ongoing operations.
In October 2010, the Financial Accounting Standards Board (FASB) issued guidance that changes the definition of acquisition costs which may be capitalized beginning in 2012. We currently estimate that our underwriting and other operating expenses will be increased by approximately $7 million in 2012 as a result of the adoption of this new accounting guidance. Additional information regarding this change is set forth under “–New Accounting Standards.”
Net Premiums Earned
Net premiums earned increased $41.6 million for the year ended December 31, 2011, compared to the prior year. This increase is primarily due to increasing policy count as we continue to execute our growth strategy. The change in the accrual for final audit premiums increased our net premiums earned by $14.9 million in 2011, compared to 2010. Changes in the accrual for final audit premium are driven by various factors, including general economic conditions such as unemployment and payroll trends. The decrease in net premiums earned for the year ended December 31, 2010, compared to the same period of 2009, was due to the impacts of the recession, including high unemployment and fewer hours worked, declines in our policyholders' payroll, lower net rates, and our application of disciplined pricing objectives and underwriting guidelines in a highly competitive market.

The following table shows the percentage change in our in-force premium, policy count, average policy size, and payroll exposure, upon which our premiums are based, and net rate.

	As of December 31,
	Percentage Increase (Decrease) 2011 Over 2010	Percentage Increase (Decrease) 2010 Over 2009
In-force premium	22.7%	(16.6)%
In-force policy count	36.2	0.9
Average in-force policy size	(9.9)	(17.4)
In-force payroll exposure	24.4	(12.1)
Net rate(1)	(1.4)	(5.1)

(1)
Net rate, defined as total premium in-force divided by total insured payroll exposure, is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Over one-half of our business is generated in California, where our policy count increased 26.1% during the year ended December 31, 2011.
We set our own premium rates in California based upon actuarial analyses of current and anticipated loss trends with a goal of maintaining underwriting profitability. Due to increasing loss costs, primarily medical cost inflation, we have increased our filed premium rates by a cumulative 33.3% since February 1, 2009.
We expect that premiums in 2012 will continue to reflect:

•	overall rate increases;

•	increasing policy count as we continue to execute our growth strategy;

•	increasing average policy size; and

•	lessened competitive pressures.
As we have executed our growth strategy, we have increased our network of independent insurance agencies by approximately 43% in 2011 and continued to deploy technology to make it easier for agents to do business with us.
Net Investment Income and Realized Gains (Losses) on Investments
We invest our holding company assets, statutory surplus, and the funds supporting our insurance liabilities, including unearned premiums and unpaid losses and LAE. We invest in fixed maturity securities, equity securities, short-term investments, and cash equivalents. Net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities, less bank service charges and custodial and portfolio management fees. We have established a high quality/short duration bias in our investment portfolio.
Net investment income was $80.1 million, $83.0 million, and $90.5 million for the years ended December 31, 2011, 2010, and 2009, respectively. The decrease in net investment income over the past three years was primarily related to a decrease in the average pre-tax book yield on invested assets and a decrease in average invested assets over this period. The decrease in average invested assets was primarily due to repayment of debt and the return of capital to stockholders through share repurchases and stockholder dividends. The average pre-tax book yield on invested assets was 4.1%, 4.2%, and 4.5% at December 31, 2011, 2010, and 2009, respectively, while the tax-equivalent yield on invested assets was 5.0%, 5.3%, and 5.6% as of the same dates, respectively.
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
Realized gains on investments were $20.2 million, $10.1 million, and $0.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. The increase in realized gains on investments for the year ended December 31, 2011 compared to 2010 resulted from a strategic rebalancing of our investment portfolio in an effort to increase portfolio allocations to taxable fixed income sectors, shorten portfolio duration following the decline in interest rates in the second half of 2011, and an increase the allocation to high dividend equity securities. We also evaluated our portfolio allocation during the fourth quarter of 2010 and elected to shift $20.0 million of our equity securities into a high dividend yield portfolio, which resulted in a $9.2 million gain.
Additional information regarding our Investments is set forth under “–Liquidity and Capital Resources–Investments.”

Combined Ratio
The combined ratio, expressed as a percentage, is a key measurement of underwriting profitability. The combined ratio is the sum of the losses and LAE ratio, the commission expense ratio, policyholder dividends ratio, and underwriting and other operating expenses ratio. When the combined ratio is below 100%, we have recorded underwriting income, and conversely, when the combined ratio is greater than 100%, we cannot be profitable without investment income. Because we only have one operating segment, holding company expenses are included in our calculation of the combined ratio.
The following table provides the calculation of our calendar year combined ratios.

	Years Ended December 31,
	2011	2010	2009
Loss and LAE ratio	72.8%	60.5%	53.1%
Underwriting and other operating expenses ratio	27.8	33.0	34.3
Commission expense ratio	12.5	12.0	8.9
Policyholder dividends ratio	0.9	1.3	1.7
Combined ratio	114.0%	106.8%	98.0%
Loss and LAE Ratio. Expressed as a percentage, this is the ratio of losses and LAE to net premiums earned.
We analyze our loss and LAE ratios on both a calendar year and accident year basis. A calendar year loss and LAE ratio is calculated by dividing the losses and LAE incurred during the calendar year, regardless of when the underlying insured event occurred, by the net premiums earned during that calendar year. The calendar year loss and LAE ratio includes changes made during the calendar year in reserves for losses and LAE established for insured events occurring in the current and prior years. A calendar year loss and LAE ratio is calculated using premiums and losses and LAE that are net of amounts ceded to reinsurers. The calendar year loss and LAE ratio for a particular year will not change in future periods.
The accident year loss and LAE ratio, or losses and LAE for insured events that occurred during a particular year divided by the premiums earned for the year, is calculated by dividing the losses and LAE, regardless of when such losses and LAE are incurred, for insured events that occurred during a particular year by the net premiums earned for that year. The accident year losses and LAE ratio is calculated using premiums and losses and LAE that are net of amounts ceded to reinsurers. The accident year loss and LAE ratio for a particular year can decrease or increase when recalculated in subsequent periods as the reserves established for insured events occurring during that year develop favorably or unfavorably; and is an operating ratio based on our statutory financial statements and is not derived from our GAAP financial information.
We analyze our calendar year loss and LAE ratio to measure our profitability in a particular year and to evaluate the adequacy of our premium rates charged in a particular year to cover expected losses and LAE from all periods, including development (whether favorable or unfavorable) of reserves established in prior periods. In contrast, we analyze our accident year loss and LAE ratios to evaluate our underwriting performance and the adequacy of the premium rates we charged in a particular year in relation to ultimate losses and LAE from insured events occurring during that year. The loss and LAE ratios provided in this report are calendar year basis, except where they are expressly identified as accident year loss and LAE ratios.
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
In California, we are experiencing an increase in indemnity claims frequency (the number of indemnity claims expressed as a percentage of payroll). Our loss experience also indicates an upward trend in medical and indemnity costs that are reflected in our current accident year loss estimate. We are seeing increased medical and indemnity costs in many of our other states, partially offset by long-term favorable loss cost trends in Nevada. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for several years. We assume that increasing medical and indemnity cost trends will continue to impact our long-term claims costs and current accident year loss estimate. Additional information regarding our reserves for losses and LAE is set forth under “–Critical Accounting Policies–Reserves for Losses and LAE.”
Overall, losses and LAE were $264.7 million, $194.8 million, and $214.5 million for the years ended December 31, 2011, 2010, and 2009, respectively. The increase from 2010 to 2011 was primarily due to an increase in the current accident year loss estimate, an increase in net earned premiums, and the impact of favorable prior accident year loss development in 2010. Prior accident year loss development in 2011 is entirely related to our assigned risk business. The decrease in losses and LAE from 2009 to 2010 was primarily due to lower payroll exposures. Additionally, favorable prior accident year loss development decreased $34.8 million to $16.6 million for the year ended December 31, 2010, compared to the same period of 2009. Our accident year loss estimates were 77.2%, 70.6%, and 70.2% for the years ended December 31, 2011, 2010, and 2009, respectively. The accident year loss estimate for the year ended December 31, 2010 excludes a $1.6 million expense related to the commutation of certain reinsurance treaties and a $0.9 million expense related to the write-off of certain reinsurance recoverables. The increase in the current accident year loss estimate in 2011 is primarily due to continuing increases in loss costs in California. The table below reflects losses and LAE reserve adjustments.

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Prior accident year (unfavorable) favorable development, net(1)	$(1.1)	$16.6	$51.4
LPT amortization of the deferred reinsurance gain	$17.1	$18.2	$18.0

(1)
Prior accident year (unfavorable) favorable development, net, excludes a $1.6 million expense related to the commutation of certain reinsurance treaties and a $0.9 million expense related to the write-off of certain reinsurance recoverables, which are included in losses and LAE for the year ended December 31, 2010.

Excluding the impact from the LPT Agreement, losses and LAE would have been $281.8 million, $213.0 million, and $232.5 million, or 77.5%, 66.2%, and 57.5% of net premiums earned, for the years ended December 31, 2011, 2010, and 2009, respectively.
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
In January 2009, we restructured our operations as a result of the acquisition of AmCOMP Incorporated in 2008 (the Acquisition) and incurred one-time pre-tax integration and restructuring charges of approximately $5.7 million, including $2.8 million of severance benefits, for the year ended December 31, 2009. In the first quarter of 2010, we incurred charges of $0.9 million related to staffing reductions to adjust our insurance operations to reflect activity levels at that time.
In July 2010, we announced the reorganization of our operations to eliminate duplicative services and better align resources with business activity and growth opportunities at that time. In connection with those efforts and with general cost control efforts, we eliminated approximately 160 positions. In conjunction with that reorganization, we recorded restructuring charges of $5.2 million in 2010, including $3.0 million related to workforce reductions and $2.2 million related to leases for facilities that were vacated during the year.
Underwriting and other operating expenses were $100.7 million, $106.0 million, and $138.7 million for the years ended December 31, 2011, 2010, and 2009, respectively, reflecting efforts to manage our expenses. During the year ended December 31, 2011, compensation and facilities related expenses declined $8.9 million and $3.3 million, respectively, partially offset by a $5.2 million increase in premium taxes and assessments, compared to the same period of 2010. Underwriting and other operating expenses also included one-time charges totaling $1.2 million during 2011 for professional service fees related to acquisition due diligence activity. Excluding total restructuring items incurred in 2010 and the one-time professional services fees incurred in 2011, underwriting and other operating expenses decreased $0.4 million for the year ended December 31, 2011 compared to 2010.
The $32.7 million decrease in underwriting and other operating expense for the year ended December 31, 2010, compared to the same period of 2009, includes restructuring items for both years. Excluding these restructuring charges, underwriting and other operating expenses decreased $33.1 million for the year ended December 31, 2010, compared to 2009. The decrease reflects efforts to manage our expenses during a period of declining premiums. During the year ended December 31, 2010, information technology expenses declined $3.5 million and compensation expenses declined $16.5 million, compared to the same period of 2009. Additionally, there was a $5.8 million decrease in premium taxes and a $3.6 million decrease in bad debt expense.
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
We accrue the estimated ultimate contingent profit commission through June 30, 2024. Increases or decreases in the estimated contingent profit commission are reflected in commission expense in the period that the estimate is revised. We increased the estimated contingent profit commission by $1.8 million and $0.8 million in 2011 and 2010, respectively, resulting in a decrease in the commission expense for those years. For the year ended December 31, 2009, we decreased commission expenses by $15.0 million as a result of an increase in contingent profit commissions and received cash payment of $10.3 million from the reinsurers. At December 31, 2011, expected amounts to be paid for losses under the LPT Agreement for the period July 1, 1999 through June 30, 2014, were $673.4 million, compared to contractually expected losses and LAE of approximately $775.0 million.
Our commission expense was $45.5 million, $38.5 million, and $36.2 million for the years ended December 31, 2011, 2010, and 2009, respectively. The increase from 2010 to 2011 was primarily due to increased net premiums earned. The increase from 2009 to 2010 was primarily due to a $15.0 million adjustment in the accrual for the LPT contingent profit commission during the year ended December 31, 2009 and re-negotiation of the terms of a separate reinsurance agreement resulting in an additional $1.8 million in commission expense in the fourth quarter of 2010. This increase was partially offset by lower net premiums earned and a $3.0 million reduction in the estimate of certain administrative fees due to Anthem under our joint marketing agreements, which decreased the commission expense in the fourth quarter of 2010. Excluding the impact of the LPT contingent profit commission, the re-negotiated reinsurance agreement, and the change in accrual for fees due Anthem, commission expense would have been 13.0%, 12.6%, and 12.7% of net premiums earned for the years ended December 31, 2011, 2010, and 2009, respectively.
Policyholder Dividends Ratio. The policyholder dividends ratio is the ratio (expressed as a percentage) of policyholder dividends to net premiums earned and measures the cost of returning premium to policyholders in the form of dividends.
In administered pricing states such as Florida and Wisconsin, insurance rates are set by state insurance regulators. Rate competition generally is not permitted and policyholder dividend programs are an important competitive factor in these states. We offer dividend programs to eligible policyholders, under which a portion of the policyholders' premium may be returned in the form of dividends.
Florida statutes also require the return of the portion of policyholders' premiums that are deemed to be excessive profits under Florida law. We account for these payments as policyholder dividends.
Policyholder dividends were $3.4 million, $4.3 million, and $6.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. Policyholder dividends fluctuate from time to time due to changes in premium levels on dividend policies and the eligibility of policyholders to receive dividend payments.
Interest Expense
We incur interest expenses on notes payable. We also had an interest rate swap agreement on our credit facility with Wells Fargo Bank, National Association (Wells Fargo), which expired on September 30, 2010.
Interest expense was $3.6 million, $5.7 million, and $7.4 million for the years ended December 31, 2011, 2010, and 2009, respectively. The decrease in interest expense from 2010 to 2011 was primarily due to the expiration of the interest rate swap that was in place in 2010. The decrease in interest expense from 2009 to 2010 was primarily due to a $50.0 million reduction in the principal balance on our credit facility with Wells Fargo in the fourth quarter of 2009 and the expiration of the interest rate swap in the third quarter of 2010.
Income Tax Expense
Income tax expense (benefit) was $(2.1) million, $3.5 million, and $9.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. The effective tax rates for the years ended December 31, 2011, 2010, and 2009 were (4.6)%, 5.3%, and 10.1%, respectively. The decreased tax expense from 2009 through 2011 is primarily due to increases in tax exempt income as a percentage of pre-tax net income, which was 68.2%, 50.6%, and 36.8% for the years ended December 31, 2011, 2010, and 2009, respectively.
The increases in tax exempt income as a percentage of pre-tax net income for the year ended December 31, 2011, compared to the same period of 2010, and for the year ended December 31, 2010, compared to the same period of 2009, were primarily due to decreases in pre-tax income of $21.0 million and $26.0 million, respectively.

Liquidity and Capital Resources
Parent Company
Operating Cash and Cash Equivalents and Short-Term Investments. We are a holding company and our ability to fund our operations is contingent upon our insurance subsidiaries and their ability to pay dividends up to the holding company. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. We require cash to pay stockholder dividends, repurchase common stock, make interest and principal payments on our outstanding debt obligations, fund our operating expenses, and support our growth strategy.
During 2011, EICN and EPIC paid dividends of $51.9 million and $15.5 million, respectively, to Employers Group, Inc. (EGI), their immediate holding company, which were subsequently paid from EGI to EHI.
Based on reported capital, surplus, and dividends paid within the last 12 months, the maximum dividends that may be paid by EICN and EPIC in 2012 without prior approval by the respective state insurance regulator are $26.3 million and $13.6 million, respectively.
As of December 31, 2011, the holding company had $188.4 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months. Ten million dollars of our line of credit is payable on each of December 31, 2012 and December 31, 2013. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, maturing investments, and dividends from our insurance subsidiaries.
Share Repurchases. In November 2010, the EHI Board of Directors (Board of Directors) authorized a share repurchase program of up to $100 million of the Company's common stock from November 8, 2010 through June 30, 2012 (the 2011 Program). In November 2011, the Board of Directors authorized a $100 million expansion of the 2011 Program, to $200 million, and extended the repurchase authority pursuant to the 2011 Program through June 30, 2013. Repurchases under the 2011 Program may be commenced or suspended from time-to-time without prior notice, and the 2011 Program may be suspended or discontinued at any time. From inception of the 2011 Program through December 31, 2011, we repurchased a total of 7,004,790 shares of common stock under the 2011 Program at an average price of $15.28 per share, including commissions, for a total of $107.0 million.
Outstanding Debt. In December 2010, we entered into the Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility) under which we were provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $126.7 million and $131.0 million at December 31, 2011 and 2010, respectively. The Amended Credit Facility contains customary non-financial covenants and requires us to maintain $5.0 million of cash and cash equivalents at all times at the holding company. We are currently in compliance with all applicable covenants. In accordance with the terms of the contract, we repaid $10.0 million of the line of credit provided by the Amended Credit Facility on December 31, 2011.
Our total outstanding debt was $122.0 million and $132.0 million as of December 31, 2011 and 2010, respectively. Interest and fees on debt obligations and an interest rate swap totaled $3.6 million and $5.7 million in 2011 and 2010, respectively.
Our capital structure is comprised of outstanding debt and stockholders' equity. As of December 31, 2011, our capital structure consisted of a $90.0 million principal balance on our Amended Credit Facility, $32.0 million in surplus notes maturing in 2034, and $827.4 million of stockholders' equity, including the Deferred Gain. Outstanding debt was 12.9% of total capitalization, including the Deferred Gain, as of December 31, 2011.
Operating Subsidiaries
Operating Cash and Cash Equivalents and Short–Term Investments. The primary sources of cash for our insurance operating subsidiaries are funds generated from underwriting operations, investment income, and maturities and sales of investments. The primary uses of cash are payments of claims and operating expenses, purchases of investments, and payments of dividends to the parent holding company, which are subject to state insurance laws and regulations.
Our insurance subsidiaries had total cash and cash equivalents and fixed maturity securities of $305.1 million maturing within the next 24 months at December 31, 2011. We believe that our subsidiaries' liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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
Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The amount of capital in our insurance subsidiaries is maintained relative to standardized capital adequacy measures such as risk-based capital (RBC), as established by the National Association of Insurance Commissioners. The RBC standard was designed to provide a measure by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of RBC. Each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements that correspond to any level of regulatory action at December 31, 2011.
Various state regulations require us to keep securities or letters of credit on deposit with the states in which we do business. Securities having a fair market value of $522.6 million and $558.6 million were on deposit at December 31, 2011 and 2010, respectively. These laws and regulations govern both the amount and type of fixed maturity security that is eligible for deposit. Additionally, certain reinsurance contracts require us to hold funds in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of securities held in trust for reinsurance was $40.3 million and $52.9 million at December 31, 2011 and 2010, respectively.
Cash Flows
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows.

	Years Ended December 31,
	2011	2010	2009
Cash and cash equivalents provided by (used in):	(in thousands)
Operating activities	$43,215	$56,981	$40,751
Investing activities	199,159	(51,327)	85,992
Financing activities	(109,899)	(74,662)	(135,339)
Increase (decrease) in cash and cash equivalents	$132,475	$(69,008)	$(8,596)
Operating Activities. Major components of net cash provided by operating activities in 2011 included: net premiums received of $358.4 million; investment income received of $90.8 million; and amounts recovered from reinsurers of $46.1 million. These were partially offset by: claims payments of $316.4 million; underwriting and other operating expenses paid of $86.1 million; commissions paid of $36.3 million; premium taxes paid of $7.6 million; and policyholder dividends paid of $4.8 million.
Major components of net cash provided by operating activities in 2010 were net premiums received of $321.3 million and investment income received of $89.2 million, partially offset by claims payments of $263.2 (net of reinsurance recoverables), underwriting and other operating expenses paid of $91.5 million, and federal income taxes paid of $1.2 million.
Major components of net cash provided by operating activities in 2009 were net premiums received of $398.0 million and investment income received of $96.0 million, partially offset by claims payments of $284.6 million (net of reinsurance recoverables), underwriting and other operating expenses paid of $177.3 million, and federal income taxes paid of $8.7 million.
Investing Activities. The major sources of net cash provided by investing activities in 2011 were the sale of certain fixed maturity securities and from maturities and redemptions of other investments during the year. In 2010, net cash used in investing activities was primarily related to the reinvestment of funds from maturities and redemptions. Net cash provided by investing activities in 2009 was primarily due to maturities and redemptions of investments during the year.
Financing Activities. The majority of cash used in financing activities in 2011 and 2010 was to repurchase $92.0 million and $63.6 million of our common stock, respectively, and to pay dividends to stockholders. Additionally, cash was used to pay down $10 million on the line of credit provided by the Amended Credit Facility in 2011. In 2009, the majority of cash used in financing activities was to repurchase $74.2 million of our common stock and to pay down $50 million of the line of credit provided by the Amended Credit Facility.
Investments
The amortized cost of our investment portfolio was $1.77 billion and the fair value was $1.95 billion as of December 31, 2011.
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

As of December 31, 2011, our investment portfolio, which is classified as available-for-sale, consisted of 95.0% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.2 at December 31, 2011. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be “AA.” During the third quarter of 2011, U.S. Treasuries, U.S. Agencies, and U.S. Agency backed securities were downgraded to "AA+" by Standard & Poor's (S&P), from "AAA." The percentage of our fixed maturity portfolio that was rated "AAA" declined by 26.9 percentage points, to 10.8%, year-over-year as of December 31, 2011 primarily due to this downgrade; however, our fixed maturity securities portfolio continued to have a weighted average quality of “AA” as of December 31, 2011, with 70.5% of the market value rated “AA” or better.
We carry our portfolio of equity securities on our balance sheet at fair value. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. Equity securities represented 5.0% of our investment portfolio at December 31, 2011.
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
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average tax equivalent yield based on the fair value of each category of invested assets as of December 31, 2011.

Category	Estimated Fair Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasuries	$137,365	7.0%	3.2%
U.S. Agencies	108,448	5.7	3.4
States and municipalities	789,636	40.5	5.9
Corporate securities	501,669	25.7	4.7
Residential mortgaged-backed securities	281,511	14.4	4.8
Commercial mortgaged-backed securities	21,665	1.1	5.0
Asset-backed securities	12,405	0.6	4.0
Equity securities	98,046	5.0	4.7
Total investments	$1,950,745	100.0%
Weighted average yield			5.0%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of December 31, 2011 by credit rating category, using the lower of ratings assigned by Moody's Investor Service and/or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	10.8%
“AA”	59.7
“A”	18.7
“BBB”	10.7
Below Investment Grade	0.1
Total	100.0%
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
Based on our review of fixed maturity and equity securities, we believe that we appropriately identified the declines in the fair values of our unrealized losses at December 31, 2011 and 2010. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent on not selling the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or to maturity.
Based on reviews of the equity securities as of December 31, 2011, the Company recognized total impairments of $0.1 million in the fair values of four equity securities as a result of the severity and duration of the change in fair values of those securities. We also determined that the unrealized losses on equity securities at December 31, 2010 were not considered to be other-than-temporary due to the financial condition and the near term prospects of the issuers.
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of our investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2011	(in thousands)
Fixed maturity securities
U.S. Treasuries	$122,144	$15,222	$(1)	$137,365
U.S. Agencies	101,520	6,942	(14)	108,448
States and municipalities	719,431	70,391	(186)	789,636
Corporate	467,470	35,745	(1,546)	501,669
Residential mortgage-backed securities	262,961	19,154	(604)	281,511
Commercial mortgage-backed securities	20,756	910	(1)	21,665
Asset-backed securities	11,934	471	—	12,405
Total fixed maturity securities	1,706,216	148,835	(2,352)	1,852,699
Equity securities	64,962	34,639	(1,555)	98,046
Total investments	$1,771,178	$183,474	$(3,907)	$1,950,745

At December 31, 2010
Fixed maturity securities
U.S. Treasuries	$135,265	$9,619	$(159)	$144,725
U.S. Agencies	116,747	7,142	(87)	123,802
States and municipalities	927,668	43,054	(4,720)	966,002
Corporate	453,851	28,655	(3,082)	479,424
Residential mortgage-backed securities	230,518	16,926	(688)	246,756
Commercial mortgage-backed securities	23,877	1,201	(1)	25,077
Asset-backed securities	13,852	727	(1)	14,578
Total fixed maturity securities	1,901,778	107,324	(8,738)	2,000,364
Equity securities	49,281	30,967	(118)	80,130
Total investments	$1,951,059	$138,291	$(8,856)	$2,080,494

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$114,877	$116,654
Due after one year through five years	535,800	573,508
Due after five years through ten years	554,960	617,280
Due after ten years	204,928	229,676
Mortgage and asset-backed securities	295,651	315,581
Total	$1,706,216	$1,852,699
Net realized and unrealized investment gains (losses) on fixed maturity and equity securities were as follows:

	December 31,
	2011	2010	2009
Net realized gains (losses):	(in thousands)
Fixed maturity securities	$19,315	$710	$(855)
Equity securities	846	9,427	1,820
Short-term investments and other	—	—	(174)
	$20,161	$10,137	$791
Change in unrealized gains (losses):
Fixed maturity securities	$47,897	$(2,632)	$62,054
Equity securities	2,235	1,517	13,820
Short-term investments	—	—	(72)
	$50,132	$(1,115)	$75,802
Net investment income was as follows:

	December 31,
	2011	2010	2009
	(in thousands)
Fixed maturity securities	$79,600	$83,730	$89,522
Equity securities	1,885	1,399	1,402
Short-term investments and cash equivalents	1,040	327	1,910
	82,525	85,456	92,834
Investment expenses	(2,408)	(2,424)	(2,350)
Net investment income	$80,117	$83,032	$90,484
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of December 31, 2011.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5-Years
	(in thousands)
Operating leases	$30,714	$7,145	$13,199	$7,885	$2,485
Purchased liabilities	84	84	—	—	—
Notes payable(1)	160,641	12,918	25,359	63,948	58,416
Capital leases	1,126	1,019	107	—	—
Losses and LAE reserves(2)(3)	2,272,363	254,333	317,565	217,919	1,482,546
Total contractual obligations	$2,464,928	$275,499	$356,230	$289,752	$1,543,447

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of December 31, 2011. The interest rates range from 1.55% to 4.76%.

(2)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which were as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Reinsurance recoverables	$(940,840)	$(44,590)	$(87,284)	$(84,360)	$(724,606)

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
Critical Accounting Policies
The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. Our accounting policies are described in the Notes to our Consolidated Financial Statements, but we believe that the following matters are particularly important to an understanding of our financial statements because changes in these estimates or changes in the assumptions used to make them could have a material impact on our results of operations, financial condition, and cash flows.
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
The amount by which estimated losses in the aggregate differ from those previously estimated for a specific time period is known as reserve “development.” Reserve development is unfavorable when losses ultimately settle for more than the amount reserved or subsequent estimates indicate a basis for reserve increases on open claims, causing the previously estimated loss reserves to be ''deficient.'' Reserve development is favorable when estimates of ultimate losses indicate a decrease in established reserves, causing the previously estimated loss reserves to be ''redundant.'' Development is reflected in our operating results through an adjustment to incurred losses and LAE during the period in which it is recognized.
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
Our reserve for unpaid losses and LAE (gross and net of reinsurance), including the main components of such reserves, were as follows:

	As of December 31,
	2011	2010	2009
	(in thousands)
Case reserves	$935,263	$897,401	$915,378
IBNR	1,047,220	1,089,498	1,198,019
LAE	289,880	292,830	312,261
Gross unpaid losses and LAE	2,272,363	2,279,729	2,425,658
Less reinsurance recoverables on unpaid losses and LAE, gross	940,840	956,043	1,052,505
Net unpaid losses and LAE	$1,331,523	$1,323,686	$1,373,153
We use actuarial methodologies to analyze and estimate the aggregate amount of unpaid losses and LAE. Management considers the results of various actuarial projection methods and their underlying assumptions, among other factors, in establishing reserves for unpaid losses and LAE.
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
In 2009, we changed our Consulting Actuary. Prior to this change, the Consulting Actuary based its point estimate for EICN strictly on the basis of paid loss development methods. Beginning in 2009, our new Consulting Actuary determined its point estimate for EICN based on a combination of methodologies, similar to those utilized for our other insurance subsidiaries, as described below. While such a determination, based on a combination of methodologies is valid, this change in methodologies prevents direct year-over-year comparison of the Consulting Actuaries' point estimates. The new Consulting Actuary has provided us with a separate calculation for EICN that is based strictly on the historically utilized paid loss methods. This calculation in combination with the new Consulting Actuary's point estimate for our other insurance subsidiaries allows for comparability of our overall carried reserves, relative to the previous Consulting Actuary's calculations. Management believes that using strictly paid loss methods for Nevada losses is the preferred approach given our depth of knowledge of Nevada losses and the consistency of paid data over time resulting from and related to the statutory prohibition of entering into full and final settlements of Nevada claims.
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
Each actuarial methodology requires the selection and application of various parameters and assumptions. The key parameters and assumptions include: the pattern with which our aggregate claims data will be paid or will emerge over time; claims cost inflation rates; the effects of legislative benefit changes and/or judicial changes; and trends in the frequency of claims, both overall and by severity of claim. We believe the pattern with which our aggregate claims data will be paid or emerge over time and claims cost inflation rates are the most important parameters and assumptions.

In Nevada, one method involves adjusting historical data for inflation. The inflation rates used in the analysis are judgmentally selected based on historical year-to-year movements in the cost of claims observed in our insurance subsidiaries' data and industry-wide data, as well as on broader inflation indices. The results of this method would differ if different inflation rates were selected.
In projections using December 31, 2011 data, the method that uses explicit medical cost inflation assumptions included medical cost inflation assumptions ranging from 4.5% to 6.5%. The selection of medical cost inflation assumptions used has been based on observed recent and longer-term historical medical cost inflation in our claims data and in the U.S. economy more generally. The rate of medical cost inflation, as reflected in our historical medical payments per claim, has averaged approximately 4.5% over the past ten years. The rate of medical cost inflation in the general U.S. economy, as measured by the consumer price index-medical care, has averaged approximately 3.9% over the past ten years.
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
The range of estimates of loss reserves produced by the Consulting Actuary is intended to represent the range in which it is most likely that the ultimate losses will fall. This range is narrower than the range of indications produced by the individual methods applied because it is not likely that the high or low result will emerge for every claim segment and accident year. The Consulting Actuary's point estimate of loss reserves is based on a judgmental selection for each claim segment from within the range of results indicated by the different actuarial methods.
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
In establishing management's best estimate of unpaid losses and LAE at December 31 for the last three years, management and internal actuarial staff reviewed and considered the following: (a) the Consulting Actuary's assumptions, point estimate, and range; (b) the inherent uncertainty of workers' compensation liabilities for unpaid losses and LAE; and (c) the potential for legislative and/or judicial reversal of California workers' compensation reforms. Management did not quantify a specific loss reserve increment for each uncertainty, but rather established an overall provision for loss reserves that represented management's best estimate of unpaid losses and LAE in light of the historical data, actuarial assumptions, point estimate and range, and current facts and circumstances. Management continued to use a range and point estimate for EICN based on paid loss methods, which our experience in Nevada indicates is more appropriate.
Management's best estimate of unpaid losses and LAE, net of reinsurance, was $8.4 million, $13.8 million, and $54.6 million above the value calculated based on the historically utilized paid loss methods for EICN and a combination of methodologies for our other insurance subsidiaries at December 31, 2011, 2010, and 2009, respectively.
The table below provides the actuarial range of estimated liabilities for net unpaid losses and LAE and our carried reserves.

	As of December 31,
	2011	2010	2009
	(in thousands)
Low end of actuarial range	$1,227,199	$1,244,038	$1,234,222
Carried reserves	1,331,523	1,323,686	1,373,153
High end of actuarial range	1,471,971	1,499,042	1,523,983

The following table reconciles the changes in loss reserves.

	As of December 31,
	2011	2010	2009
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,279,729	$2,425,658	$2,506,478
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE unpaid losses and LAE	956,043	1,052,505	1,076,350
Net unpaid losses and LAE at beginning of period	1,323,686	1,373,153	1,430,128
Losses and LAE, net of reinsurance, incurred in:
Current year	280,683	227,143	283,827
Prior years	1,127	(14,130)	(51,359)
Total net losses and LAE incurred during the period	281,810	213,013	232,468
Deduct payments for losses and LAE, net of reinsurance, related to:
Current year	55,405	55,827	74,944
Prior years	218,568	206,653	214,499
Total net payments for losses and LAE during the period	273,973	262,480	289,443
Ending unpaid losses and LAE, net of reinsurance	1,331,523	1,323,686	1,373,153
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE unpaid losses and LAE	940,840	956,043	1,052,505
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,272,363	$2,279,729	$2,425,658
Total net losses and LAE included in the above table excludes the impact of the amortization of the Deferred Gain.
The increase in the estimate of incurred losses and LAE attributable to insured events of prior years in 2011 was related to the Company's assigned risk business, while the decreases in 2010 and 2009 were due to favorable development in those prior accident years. The sources of favorable development include actual paid losses that were less than expected and the impact of new information on selected patterns of claims emergence and payment used in the projection of future loss payments. New information includes our own data regarding patterns of claims emergence, development and payment that have been observed in the most recent periods, and external information regarding the workers' compensation environments in the states in which we operate.
As of December 31, 2011, California and Nevada represented approximately 78% of our reserves for unpaid losses and LAE on our consolidated balance sheet.
In California, where our operations began in 2002, the actuaries and management's initial expectations of ultimate losses and patterns of loss emergence and payment were based on benchmarks derived from analyses of historical insurance industry data in California. No historical data from our California insurance subsidiary existed prior to July 1, 2002; however, some historical data was available for the prior years for some of the market segments we entered in California, but was limited as to the number of loss reserve evaluation points available. The industry-based benchmarks were judgmentally adjusted for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers' compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of claims by our California insurance subsidiary has been more favorable than those initial expectations through 2009, due at least in part to the impact of enactment of the major changes in the California workers' compensation environment; however, our recent loss experience, beginning in 2010, indicates an upward trend in medical costs that is reflected in our loss reserves. We assume that increasing medical cost trends will continue and will impact our long-term claims costs and loss reserves.
In Nevada, we have compiled a lengthy history of workers' compensation claims payment patterns based on the business of the Nevada State Industrial Insurance System (the Fund) and EICN, but the emergence and payment of claims in recent years has been more favorable than in the long-term history in Nevada with the Fund. The expected patterns of claim payments and emergence used in the projection of our ultimate claim payments are based on both long and short-term historical data. In recent evaluations, claim patterns have continued to emerge in a manner consistent with short-term historical data. Consequently, our selection of claim projection patterns has relied more heavily on patterns observed in recent years.
Our insurance subsidiaries have been operating in a period characterized by changing environmental conditions in our major markets, entry into new markets, and operational changes. During periods characterized by such changes, at each evaluation, the actuaries and management must make judgments as to the relative weight to accord to long-term historical and recent company data, external data, evaluations of environmental and operational changes, and other factors in selecting the methods to use in projecting ultimate losses and LAE, the parameters to incorporate in those methods, and the relative weights to accord to the different projection indications. At each evaluation, management has given weight to new data, recent indications, and evaluations of environmental conditions and changes that implicitly reflect management's expectation as to the degree to which the future will resemble the most recent information and most recent changes, compared with long-term claim payment, claims emergence, and claim cost inflation patterns.
More than 59% of our claims payments during the three years ended December 31, 2011 related to medical care for injured workers. The utilization and cost of medical services in the future is a significant source of uncertainty in the establishment of loss reserves for workers' compensation. Our loss reserves are established based on reviewing the results of actuarial methods, some of which do not contain explicit medical claim cost inflation rates, however, because medical care may be provided to an injured worker over many years, and in some cases decades, the pace of medical claim cost inflation has a significant impact on our ultimate claim payments. For example, if the rate of medical claim cost inflation increases by 1% above the inflation rate that is implicitly included in the loss reserves at December 31, 2011, we estimate that future medical costs over the lifetime of current claims would increase by approximately $81 million on a net-of-reinsurance basis.
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
If the actual unpaid losses and LAE were at the high or the low end of the actuarial range, the impact on our financial results would have been as follows:

	December 31,
	2011	2010	2009
Increase (decrease) in reserves	(in thousands)
At low end of range	$(104,324)	$(79,648)	$(138,931)
At high end of range	140,448	175,356	150,830
Increase (decrease) in equity and net income, net of income tax effect
At low end of range	$67,811	$51,771	$90,305
At high end of range	(91,291)	(113,981)	(98,040)
Actual losses are affected by a more complex combination of forces and dynamics than any one model or actuarial methodology can represent, and each methodology is an approximation of these complex forces and dynamics. None of the methods are designed or intended to produce an indication that is systematically higher or lower than the other methods. At any given evaluation date, some of the actuarial projection methods produce indications outside the Consulting Actuary's selected range. Accordingly, we believe that the range of potential outcomes is considerably wider than the actuarially estimated range of the most likely outcomes. We increased our prior years' reserves for unpaid losses and LAE by $1.1 million as of December 31, 2011, while we decreased our prior years' reserves for unpaid losses and LAE by $14.1 million and $51.4 million as of December 31, 2010 and 2009, respectively, illustrating that changes in estimates of loss reserves can be significant from year-to-year. We have no basis for anticipating whether actual future payments of losses and LAE may be either greater than or less than the reserve for unpaid losses and LAE currently on our balance sheet.
Reinsurance Recoverables
Reinsurance recoverables represent: (a) amounts currently due from reinsurers on paid losses and LAE; (b) amounts recoverable from reinsurers on case basis estimates of reported losses; and (c) amounts recoverable from reinsurers on actuarial estimates of IBNR for losses and LAE. These recoverables are based on our current estimates of the underlying losses and LAE, and are reported on our consolidated balance sheets separately as assets, as reinsurance does not relieve us of our legal liability to policyholders. We bear credit risk with respect to the reinsurers, which can be significant considering that some of the unpaid losses and LAE remain outstanding for an extended period of time. Reinsurers may refuse or fail to pay losses that we cede to them, or they might delay payment. We are required to pay losses even if a reinsurer refuses or fails to meet its obligations under the applicable reinsurance agreement. We continually monitor the financial condition and rating agency ratings of our reinsurers. No material amounts due from reinsurers have been written-off as uncollectible since our inception in 2000, and we believe that amounts currently reflected in our consolidated financial statements will similarly not require any material prospective adjustment.
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995 for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were $807.5 million as of December 31, 2011. Losses and LAE paid with respect to the LPT Agreement totaled $569.9 million at December 31, 2011. We account for the LPT Agreement as retroactive reinsurance. Entry into the LPT Agreement resulted in a deferred reinsurance gain that was recorded on our consolidated balance sheet as a liability. This deferred gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. In addition, we are entitled to receive a contingent commission under the LPT Agreement. The contingent profit is an amount based on the favorable difference between actual paid losses and LAE and expected paid losses and LAE as established in the LPT Agreement. The calculation of actual amounts paid versus expected amounts is determined every five years beginning June 30, 2004 for the first twenty-five years of the agreement. We are paid 30% of the favorable difference between the actual and expected losses and LAE paid at each calculation point. Each quarter, management records its best estimate of the estimated ultimate contingent profit commission through June 30, 2024, which is impacted by estimates for ceded loss and LAE reserves (see –Reserves for Losses and LAE). Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the accrued contingent profit commission on our consolidated balance sheet and commission expense in our consolidated statement of comprehensive income. Any changes in the estimated contingent profit commission are reflected in commission expense in the period that the estimate is revised.
Recognition of Premium Revenue
Premium revenue is recognized over the period of the contract in proportion to the amount of insurance protection provided. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine net premiums earned for the policy year. Earned but unbilled premiums include estimated future audit premiums based on our historical experience. These estimates are subject to changes in policyholders' payrolls, economic conditions, and seasonality, and are continually reviewed and adjusted as experience develops or new information becomes known. Any such adjustments are included in current operations; however, they are partially offset by the resulting changes in losses and LAE, commission expenses, and premium taxes. Although considerable variability is inherent in such estimates, we believe that amounts currently reflected in our consolidated financial statements will similarly not require any material prospective adjustment.
Income Taxes
Our accounting for income taxes considers the current and deferred tax consequences of all transactions that have been recognized in our consolidated financial statements using the provisions of enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities resulting from a tax rate change affects our net income or loss in the period that includes the enactment date of the tax rate change. Our income tax returns are subject to audit by the Internal Revenue Service and various state tax authorities. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. We periodically evaluate our exposures associated with tax filing positions. Although we believe our positions comply with applicable laws, we record liabilities based upon estimates of the ultimate outcomes of these matters.
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
Valuation of Investments
Our investments in fixed maturity and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of equity, net of deferred taxes, in accumulated other comprehensive income, net. Realized gains and losses on sales of investments are recognized in operations on a specific-identification basis.
Fair values of our available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs in accordance with FASB guidance. The Company obtains a quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. The Company also performs quarterly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If unusual fluctuations are noted in this review, the Company may obtain additional information from other pricing services to validate the quoted price.

Impairment of Investment Securities. When, in the opinion of management, a decline in the fair value of an equity security below its cost is considered to be “other-than-temporary,” the equity security's cost is written down to its fair value at the time the other-than-temporary decline is identified. The determination of an other-than-temporary decline for debt securities includes, in addition to other relevant factors, a presumption that if the fair value is below cost by a significant amount for a period of time, a bifurcation of the write-down may be necessary. If management has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery, the investment is written down to its fair value and the entire impairment is recorded as a realized loss due to credit in the accompanying consolidated statements of comprehensive income. If management does not have the intent to sell or will not be required to sell the debt security but does not expect to recover the amortized cost basis of the debt security, the amount of the other-than-temporary impairment is bifurcated between credit loss and other loss and recorded as a component of realized gains and losses and in other comprehensive income, respectively, in the consolidated statements of comprehensive income. The amount of any write-down is determined by the difference between the cost or amortized cost of the debt security and its fair value at the time the other-than-temporary decline is identified.
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
New Accounting Standards
Deferred Policy Acquisition Costs
In October 2010, the FASB issued Accounting Standards Update (ASU) Number 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which is expected to have a material impact on our consolidated financial condition and results of operations. This update changes the definition of acquisition costs which may be capitalized to specify costs which relate directly to the successful acquisition of new or renewal insurance contracts; adds to the definition the concept of incremental costs; further restricts costs to be capitalized by identifying only those costs which may be capitalized; and requires additional granularity in the disclosures related to the type of acquisition costs capitalized during the period. This guidance became effective for interim and annual reporting periods beginning after December 15, 2011. We expect to adopt this standard on a prospective basis and currently estimate that adoption of ASU 2010-06 will increase our underwriting and other operating expenses by approximately $7 million in 2012.
Other Recent Accounting Guidance
Prior to December 31, 2011, additional accounting guidance had been issued that we either implemented during 2011 or will implement in future periods. None of this guidance had or is expected to have a material effect on our consolidated financial condition or results of operations. See Note 3 in the Notes to our Consolidated Financial Statements.
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
Interest Rate Risk
Investments
The fair value of our fixed maturity securities portfolio is exposed to interest rate risk, the risk of loss in fair value resulting from changes in prevailing interest rates, which we strive to limit by managing duration. Our investments (excluding cash and cash equivalents) had a duration of 4.2 at December 31, 2011. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the impact of interest rate changes on our liquidity obligations.

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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of December 31, 2011. The estimated changes in fair values on our fixed maturity securities including short-term investments, valued at $2.0 billion as of December 31, 2011, based on specific changes in interest rates are as follows:

Changes in Interest Rates	Estimated Increase (Decrease) in Fair Value
	(in thousands, except percentages)
300 basis point rise	$(230,350)	(12.4)%
200 basis point rise	(150,159)	(8.1)
100 basis point rise	(72,824)	(3.9)
50 basis point decline	33,081	1.8
100 basis point decline	58,445	3.2
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on FASB guidance related to “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of December 31, 2011, the par value of our mortgage-backed securities holdings was $261.7 million. Amortized cost is 100.5% of par value. Since a majority of our mortgage-backed securities were purchased at a premium or discount that is significant as a percentage of par, an adjustment could have a significant effect on investment income; however, given the current economic conditions and prevailing interest rate environment, the rate of prepayments is unlikely to accelerate. The mortgage-backed securities portion of the portfolio totaled 14.4% of total investments as of December 31, 2011. Agency-backed residential mortgage pass-throughs totaled $278.8 million, or 99.0%, of the residential mortgage-backed securities portion of the portfolio, and 14.3% of the total portfolio as of December 31, 2011.
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
The table below shows the sensitivity of our equity securities to price changes as of December 31, 2011:

	Cost	Fair Value	10%Fair Value Decrease	Pre-tax Impact on Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Total Equity Securities
	(in thousands)
Total domestic equities	$64,962	$98,046	$88,241	$(9,805)	$107,851	$9,805
Effects of Inflation
Inflation could impact our financial statements and results of operations. Our estimates for losses and LAE include assumptions about the timing of closure and future payment of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above established reserves, we will be required to increase those reserves for losses and LAE, reducing our earnings in the period in which the deficiency is identified. We consider inflation in the reserving process by reviewing cost trends and our historical reserving results. We also consider an estimate of increased costs in determining the adequacy of our rates, particularly as it relates to medical and hospital rates where historical inflation rates have exceeded general inflation rates.
Fluctuations in rates of inflation also influence interest rates, which in turn impact the market value of our investment portfolio and yields on new investments. Operating expenses, including payrolls, are also impacted to a certain degree by inflation.
Item 8. Financial Statements and Supplementary Data
Audited Financial Statements as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011:

Page
Management's Report on Internal Control Over Financial Reporting	49
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	50
Report of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets as of December 31, 2011 and 2010	52
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2011	53
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2011	54
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2011	55
Notes to Consolidated Financial Statements	56

The following financial statement schedules are filed in Item 15 of Part III of this report:

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	82
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	86

Pursuant to Rule 7-05 of Regulation S-X, Schedules I, III, IV and V have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Employers Holdings, Inc. and Subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive officer and principal financial officer, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP).
The Company's internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of its management and Board of Directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework).
Based on this assessment, management did not identify any material weaknesses in the internal control over financial reporting and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.
The Company's independent registered public accounting firm, Ernst & Young LLP, has independently assessed the effectiveness of the Company's internal control over financial reporting. A copy of their report is included in Item 8 of this Annual Report on Form 10-K.

March 1, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Employers Holdings, Inc. and Subsidiaries

We have audited Employers Holdings, Inc. and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Employers Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Employers Holdings. Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 1, 2012 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
Los Angeles, California
March 1, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Employers Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Employers Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Employers Holdings, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Employers Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Los Angeles, California
March 1, 2012

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
	2011	2010
	(in thousands, except share data)
Assets
Available for sale:
Fixed maturity securities at fair value (amortized cost $1,706,216 at December 31, 2011 and $1,901,778 at December 31, 2010)	$1,852,699	$2,000,364
Equity securities at fair value (amortized cost $64,962 at December 31, 2011 and $49,281 at December 31, 2010)	98,046	80,130
Total investments	1,950,745	2,080,494
Cash and cash equivalents	252,300	119,825
Restricted cash and cash equivalents	6,299	16,949
Accrued investment income	19,537	23,022
Premiums receivable, less bad debt allowance of $5,546 at December 31, 2011 and $7,603 at December 31, 2010	160,443	109,987
Reinsurance recoverable for:
Paid losses	10,729	14,415
Unpaid losses	940,840	956,043
Funds held by or deposited with reinsureds	1,102	3,701
Deferred policy acquisition costs	37,524	32,239
Federal income taxes recoverable	1,993	4,048
Deferred income taxes, net	22,140	38,078
Property and equipment, net	11,360	11,712
Intangible assets, net	11,728	13,279
Goodwill	36,192	36,192
Other assets	18,812	20,136
Total assets	$3,481,744	$3,480,120

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,272,363	$2,279,729
Unearned premiums	194,933	149,485
Policyholders’ dividends accrued	3,838	5,218
Total claims and policy liabilities	2,471,134	2,434,432
Commissions and premium taxes payable	28,905	17,313
Accounts payable and accrued expenses	16,446	18,601
Deferred reinsurance gain—LPT Agreement	353,194	370,341
Notes payable	122,000	132,000
Other liabilities	15,879	17,317
Total liabilities	$3,007,558	$2,990,004

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,948,442 and 53,779,118 shares issued and 32,996,809 and 38,965,126 shares outstanding at December 31, 2011 and 2010, respectively	$540	$538
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	318,989	314,212
Retained earnings	358,693	319,341
Accumulated other comprehensive income, net	116,719	84,133
Treasury stock, at cost (20,951,633 shares at December 31, 2011 and 14,813,992 shares at December 31, 2010)	(320,755)	(228,108)
Total stockholders’ equity	474,186	490,116
Total liabilities and stockholders’ equity	$3,481,744	$3,480,120
See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Revenues
Net premiums earned	$363,424	$321,786	$404,247
Net investment income	80,117	83,032	90,484
Realized gains on investments, net	20,161	10,137	791
Other income	452	649	413
Total revenues	464,154	415,604	495,935

Expenses
Losses and loss adjustment expenses	264,663	194,779	214,461
Commission expense	45,502	38,468	36,150
Policyholder dividends	3,423	4,316	6,930
Underwriting and other operating expenses	100,717	106,026	138,687
Interest expense	3,642	5,693	7,409
Total expenses	417,947	349,282	403,637

Net income before income taxes	46,207	66,322	92,298
Income tax expense (benefit)	(2,106)	3,523	9,277
Net income	$48,313	$62,799	$83,021

Comprehensive income
Unrealized gains during the period (net of taxes of $24,602, $4,292, and $26,759 for the years ended December 31, 2011, 2010, and 2009, respectively)	$45,691	$6,910	$51,522
Less: reclassification adjustment for realized gains in net income (net of taxes of $7,056, $3,548, and $277 for the years ended December 31, 2011, 2010, and 2009, respectively)	13,105	6,589	514
Other comprehensive income, net of tax	32,586	321	51,008

Total comprehensive income	$80,899	$63,120	$134,029

Earnings per common share (Note 17):
Basic	$1.30	$1.52	$1.81
Diluted	$1.29	$1.51	$1.80
Cash dividends declared per common share	$0.24	$0.24	$0.24

Realized gains on investments, net
Net realized gains on investments before credit related impairments on fixed maturity securities	$20,255	$10,182	$2,712
Other than temporary impairment, credit losses recognized in earnings	(94)	(45)	(1,921)
Portion of impairment recognized in other comprehensive income	—	—	—
Realized gains on investments, net	$20,161	$10,137	$791

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock
	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock at Cost	Total Stockholders' Equity
	(in thousands, except share data)

Balance, January 1, 2009	53,528,207	$535	$306,032	$194,509	$32,804	$(89,152)	$444,728
Stock-based compensation (Note 13)	—	—	5,366	—	—	—	$5,366
Vesting of restricted stock units, net of shares withheld to satisfy minimum tax withholding (Note 13)	35,092	1	(124)	—	—	—	(123)
Acquisition of treasury stock (Note 12)	—	—	—	—	—	(74,570)	(74,570)
Dividend to common stockholders	—	—	8	(11,039)	—	—	(11,031)
Net income for the period		—	—	83,021	—	—	83,021
Change in net unrealized gains on investments, net of taxes		—	—	—	51,008	—	51,008
Balance, December 31, 2009	53,563,299	$536	$311,282	$266,491	$83,812	$(163,722)	$498,399

Balance, January 1, 2010	53,563,299	$536	$311,282	$266,491	$83,812	$(163,722)	$498,399
Stock-based compensation (Note 13)	—	—	4,053	—	—	—	4,053
Stock options exercised	7,783	—	94	—	—	—	94
Vesting of restricted stock units, net of shares withheld to satisfy minimum tax withholding (Note 13)	208,036	2	(1,231)	—	—	—	(1,229)
Acquisition of treasury stock (Note 12)	—	—	—	—	—	(64,386)	(64,386)
Dividend to common stockholders	—	—	14	(9,949)	—	—	(9,935)
Net income for the period		—	—	62,799	—	—	62,799
Change in net unrealized gains on investments, net of taxes		—	—	—	321	—	321
Balance, December 31, 2010	53,779,118	$538	$314,212	$319,341	$84,133	$(228,108)	$490,116

Balance, January 1, 2011	53,779,118	$538	$314,212	$319,341	$84,133	$(228,108)	$490,116
Stock-based compensation (Note 13)	—	—	3,742	—	—	—	3,742
Stock options exercised	92,646	1	1,530	—	—	—	1,531
Vesting of restricted stock units, net of shares withheld to satisfy minimum tax withholding (Note 13)	76,678	1	(513)	—	—	—	(512)
Acquisition of treasury stock (Note 12)	—	—	—	—	—	(92,647)	(92,647)
Dividend to common stockholders	—	—	18	(8,961)	—	—	(8,943)
Net income for the period		—	—	48,313	—	—	48,313
Change in net unrealized gains on investments, net of taxes		—	—	—	32,586	—	32,586
Balance, December 31, 2011	53,948,442	$540	$318,989	$358,693	$116,719	$(320,755)	$474,186

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2011	2010	2009
Operating activities	(in thousands)
Net income	$48,313	$62,799	83,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,388	7,098	9,899
Stock-based compensation	3,742	4,053	5,366
Amortization of premium on investments, net	7,242	6,105	5,047
Allowance for doubtful accounts	(2,057)	(3,611)	1,968
Deferred income tax (benefit) expense	(1,608)	4,680	10,991
Realized gains on investments, net	(20,161)	(10,137)	(791)
Realized (gains) losses on retirement of assets	(155)	420	69
Change in operating assets and liabilities:
Accrued investment income	3,485	33	1,146
Premiums receivable	(48,399)	12,265	28,558
Reinsurance recoverable on paid and unpaid losses	18,889	95,720	22,895
Funds held by or deposited with reinsureds	2,599	78,638	5,824
Federal income taxes recoverable	2,055	44	6,950
Unpaid losses and loss adjustment expenses	(7,366)	(145,929)	(80,820)
Unearned premiums	45,448	(9,092)	(38,118)
Accounts payable, accrued expenses and other liabilities	(4,265)	(10,455)	(13,188)
Deferred reinsurance gain – LPT Agreement	(17,147)	(18,233)	(18,007)
Restricted cash and cash equivalents	—	(12,210)	—
Other	6,212	(5,207)	9,941
Net cash provided by operating activities	43,215	56,981	40,751
Investing activities
Purchase of fixed maturity securities	(236,633)	(273,833)	(175,790)
Purchase of equity securities	(21,310)	(17,673)	(12,614)
Proceeds from sale of fixed maturity securities	317,365	102,659	85,541
Proceeds from sale of equity securities	6,476	17,753	20,634
Proceeds from maturities and redemptions of investments	126,902	123,672	170,278
Proceeds from sale of fixed assets	396	—	—
Cash paid for acquisition, net of cash and cash equivalents acquired	—	—	(100)
Capital expenditures and other	(4,687)	(1,905)	(4,682)
Restricted cash and cash equivalents provided by (used in) investing activities	10,650	(2,000)	2,725
Net cash provided by (used in) investing activities	199,159	(51,327)	85,992
Financing activities
Acquisition of treasury stock	(91,975)	(63,592)	(74,185)
Cash transactions related to stock-based compensation	1,019	(1,135)	(123)
Dividends paid to stockholders	(8,943)	(9,935)	(11,031)
Payments on notes payable	(10,000)	—	(50,000)
Net cash used in financing activities	(109,899)	(74,662)	(135,339)
Net increase (decrease) in cash and cash equivalents	132,475	(69,008)	(8,596)
Cash and cash equivalents at the beginning of the period	119,825	188,833	197,429
Cash and cash equivalents at the end of the period	$252,300	$119,825	$188,833
Cash paid (received) for income taxes	$(2,697)	$1,007	$(8,581)
Cash paid for interest	3,561	6,000	7,514
Schedule of non-cash transactions
Financed property and equipment purchases	$—	$2,009	$1,283
 See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2011
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
The Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by the Company's chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance based on discrete financial information. Currently, the Company has one operating segment, workers' compensation insurance and related services.
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
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents is primarily related to funds held in trust to secure the Company's line of credit and for Clarendon National Insurance Company (Clarendon). See Note 9.
Investments
The Company's investments in fixed maturity securities and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of equity, net of deferred taxes, in accumulated other comprehensive income, net.
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
When, in the opinion of management, a decline in the fair value of an equity security below its cost is considered to be “other-than-temporary,” the equity security's cost is written down to its fair value at the time the other-than-temporary decline is identified. The determination of an other-than-temporary decline for debt securities includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a bifurcation of the write-down may be necessary. If management has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery, the investment is written down to its fair value and the entire impairment is recorded as a realized loss due to credit in the accompanying consolidated statements of comprehensive income. If management does not have the intent to sell or will not be required to sell the debt security but does not expect to recover the amortized cost basis of the debt security, the amount of the other-than-temporary impairment is bifurcated between credit loss and other loss and recorded as a component of realized gains and losses and to other comprehensive income, respectively, in the consolidated statements of comprehensive income. The amount of any write-down is determined by the difference between the cost or amortized cost of the debt security and its fair value at the time the other-than-temporary decline is identified (see Note 5).
Recognition of Revenue and Expense
Revenue Recognition
Premium revenue is recognized over the period of the contract in proportion to the amount of time insurance protection is provided. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine net premiums earned for the policy year. Earned but unbilled premiums include estimated future audit premiums based on the Company's historical experience. These estimates are subject to changes in policyholders' payrolls, economic conditions, and seasonality, and are continually reviewed and adjusted as experience develops or new information becomes known. Any such adjustments are included in current operations; however, they are partially offset by the resulting changes in losses and LAE, commission expenses, and premium taxes. At December 31, 2011, premiums receivable on the consolidated balance sheet included $6.9 million of additional premiums expected to be received from policyholders for final audits. At December 31, 2010, premiums receivable are net of $4.0 million to be returned to policyholders for final audits.
The Company establishes a bad debt allowance on its premiums receivable through a charge included in underwriting and other operating expenses in the accompanying consolidated statements of comprehensive income. This bad debt allowance is determined based on estimates and assumptions to project future experience. After all collection efforts have been exhausted, the Company reduces the bad debt allowance for write-offs of premiums receivable that have been deemed uncollectible. The Company had write-offs, net of recoveries of amounts previously written off, of $0.2 million, $0.8 million, and $1.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.
Deferred Policy Acquisition Costs
Policy acquisition costs, consisting of commissions, premium taxes, and certain other underwriting costs that vary with, and are primarily related to, the production of new or renewal business are deferred and amortized as the related premiums are earned. Amortization of deferred policy acquisition costs for the years ended December 31, 2011, 2010, and 2009, was $74.5 million, $72.1 million, and $87.6 million, respectively.
A premium deficiency would exist if expected future losses and LAE, expected policyholder dividends, deferred policy acquisition costs, and expected policy maintenance costs, offset by anticipated investment income, exceed the related unearned premiums. A premium deficiency would reduce the value of deferred policy acquisition costs. If the deficiency exceeded the deferred policy acquisition costs, a separate liability would be accrued for the excess deficiency. There was no premium deficiency at December 31, 2011 or 2010.
Unpaid Loss and LAE Reserves
Loss and LAE reserves represent management's best estimate of the ultimate net cost of all reported and unreported losses incurred for the applicable periods. The estimated reserves for losses and LAE include the accumulation of estimates for all claims reported prior to the balance sheet date, estimates (based on projections of relevant historical data) of claims incurred but not reported, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Amounts reported are necessarily subject to the impact of future changes in economic, regulatory and social conditions. Management believes that, subject to the inherent variability in any such estimate, the reserves are within a reasonable and acceptable range of adequacy. Estimates for claims reported prior to the balance sheet date are continually monitored and reviewed, and as settlements are made or reserves adjusted, the differences are reported in current operations. Salvage and subrogation recoveries are estimated based on a review of the level of historical salvage and subrogation recoveries.
Commission Expense
Commission expense includes direct commissions to agents and brokers for the premiums that they produce for the Company, as well as incentive payments, other marketing costs, and fees. Additionally, the Company is entitled to receive a contingent profit commission under the Loss Portfolio Transfer (LPT) Agreement (See "–Reinsurance").
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

Reinsurance
In the ordinary course of business and in accordance with general insurance industry practices, the Company purchases excess of loss reinsurance to protect the Company against the impact of large and/or catastrophic losses in its workers' compensation business. Additionally, the Company is a party to a 100% quota share retroactive reinsurance agreement, (see Note 9). This reinsurance reduces the financial impact of such losses on current operations and the equity of the Company. Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance coverage provided. It does not, however, discharge the Company from its liability to its policyholders in the event the reinsurer is unable or unwilling to meet its obligations under its reinsurance agreement with the Company.
Net premiums earned and losses and LAE incurred are stated in the accompanying consolidated statements of comprehensive income after deduction of amounts ceded to reinsurers. Balances due from reinsurers on unpaid losses, including an estimate of such recoverables related to reserves for incurred but not reported losses, are reported as assets and are included in reinsurance recoverables even though amounts due on unpaid losses and LAE are not recoverable from the reinsurer until such losses are paid. Recoverables from reinsurers on unpaid losses and LAE amounted to $0.9 billion and $1.0 billion at December 31, 2011 and 2010, respectively.
Ceded losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the relevant reinsurance agreement.
The 100% quota share retroactive reinsurance agreement was entered into in 1999 by the Nevada State Industrial Insurance System (the Fund) and assumed by EICN, which the Company refers to as the LPT Agreement (see Note 9). The Company accounts for this transaction as retroactive reinsurance, whereby the initial deferred gain was recorded as a liability in the accompanying consolidated balance sheets as Deferred reinsurance gain –LPT Agreement. This gain is amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and is recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income. Any adjustment to the estimated reserves ceded under the LPT Agreement is recognized in earnings in the period of change with a corresponding change to reinsurance recoverables for unpaid losses and deferred reinsurance gain. A cumulative amortization adjustment is also then recognized in earnings so that the deferred reinsurance gain reflects the balance that would have existed had the revised reserves been available at the inception of the LPT Agreement.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation (see Note 6). Expenditures for maintenance and repairs are charged against operations as incurred.
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
Obligations Held Under Capital Leases
Leased property and equipment meeting capital lease criteria are capitalized at the lower of the present value of the related lease payments or the fair value of the leased asset at the inception of the lease. Amortization is calculated using the straight-line method based on the term of the lease and is included in the depreciation expense of property and equipment. See Note 11 for additional disclosures related to capital leases.
Restructuring
The Company accounts for its restructuring plans by recording a loss when it is probable that a liability has been incurred. The amount of the loss is estimated and recorded at fair value using the Company's incremental interest rate.

Policyholder Dividends
Certain policyholders may qualify for policyholder dividends. Dividends are accrued on such policies based on specific dividend provisions and the policies' earned premiums and loss ratios. Additionally, dividend plans also allow the Company to reduce the amount to be paid at the Company's discretion. Should management choose to reduce the ultimate dividends to be paid, once the amount of the total dividend that will be paid for a policy year is determined, the dividend accrued would be reduced to the level determined by the Company. The reduced dividend amount would be allocated ratably to the participating policies, based on the dividend amount calculated prior to the reduction. Approximately 4.3%, 5.2% and 9.6% of direct written premiums were subject to dividend participation during the years ended December 31, 2011, 2010, and 2009, respectively. Policyholder dividends are ultimately paid at the sole discretion of the Board of Directors and must be approved by the Board prior to payment. Board-approved dividends accrued for 2011, 2010, and 2009 policies reflect the full potential amount allowed under the respective policies.
Income Taxes
The Company's accounting for income taxes considers the current and deferred tax consequences of all transactions that have been recognized in its consolidated financial statements using the provisions of enacted tax laws. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities resulting from a tax rate change affects net income or loss in the period that includes the enactment date of the tax rate change. The Company's income tax returns are subject to audit by the Internal Revenue Service and various state tax authorities. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. The Company periodically evaluates exposures associated with tax filing positions. Although we believe our positions comply with applicable laws, liabilities are recorded based upon estimates of the ultimate outcomes of these matters.
In assessing whether our deferred tax assets will be realized, the Company considers whether it is more likely than not that it will generate future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. If necessary, a valuation allowance is established to reduce the deferred tax assets to the amounts that are more likely than not to be realized.
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
At December 31, 2011 and 2010, the outstanding premiums receivable balance was generally diversified due to the large number of entities composing the Company's policyholder base and their dispersion across many different industries. The Company also has recoverables from its reinsurers. Reinsurance contracts do not relieve the Company of its obligations to claimants or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company obtains collateral to mitigate the risks related to reinsurance insolvencies. At December 31, 2011, $11.6 million was collateralized by cash or letter of credit and an additional $896.1 million was in trust accounts for reinsurance related to the LPT Agreement.
Fair Value of Financial Instruments
Estimated fair value amounts have been determined using available market information and other appropriate valuation methodologies. Judgment is required in developing the estimates of fair value where quoted market prices are not available. Accordingly, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimating methodologies may have an effect on the estimated fair value amounts.
The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial investments in the accompanying consolidated financial statements and in these notes for the years ended 2011 and 2010:
Cash and cash equivalents, premiums receivable, and accrued expenses and other liabilities. The carrying amounts for these financial instruments as reported in the accompanying consolidated balance sheets approximate their fair values.
Investments. The estimated fair values for available-for-sale securities generally represent quoted market prices for securities traded in the public marketplace or estimated values for securities not traded in the public marketplace. Additional data with respect to fair values of the Company's investment securities is disclosed in Note 4. The fair values reported in the accompanying consolidated balance sheets equal the carrying amounts for these investments.
Goodwill and Other Intangible Assets
The Company tests for impairment of goodwill and non-amortizable intangible assets in the fourth quarter of each year. At the end of each quarter, management considers the results of the previous analysis as well as any recent developments that may constitute triggering events requiring the impairment analysis of goodwill and other intangible assets to be updated. The Company has assessed the continuing effects of current economic conditions on the Company's gross premiums written and changes in the Company's stock price and determined that there were no impairments as of December 31, 2011 and 2010.
Intangible assets related to state licenses are not subject to amortization. Intangibles related to insurance relationships will be amortized over the next seven years.
The gross carrying value, accumulated amortization, and net carrying value for the Company's intangible assets, by major class, as of December 31, were as follows:

	2011			2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
State licenses	$7,700	$—	$7,700	$7,700	$—	$7,700
Insurance relationships	9,400	(5,372)	4,028	9,400	(3,821)	5,579
Other	—	—	—	1,700	(1,700)	—
Total	$17,100	$(5,372)	$11,728	$18,800	$(5,521)	$13,279
During the years ended December 31, 2011, 2010, and 2009, the Company recognized $1.6 million, $2.2 million, and $2.8 million in amortization expenses, respectively. These amortization expenses are included in the accompanying consolidated statements of comprehensive income in underwriting and other operating expenses. Amortization expense is expected to be as follows:

Year	Amount
(in thousands)
2012	$1,170
2013	873
2014	651
2015	489
2016	371
Thereafter	474
Total	$4,028
Stock-Based Compensation
The Company issues stock-based payments, which are recognized in the consolidated statements of comprehensive income based on their fair values over the employees' service period (see Note 13).
3. New Accounting Standards
In October 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) Number 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This update changes the definition of acquisition costs which may be capitalized to specify costs which relate directly to the successful acquisition of new or renewal insurance contracts; adds to the definition the concept of incremental costs; further restricts costs to be capitalized by identifying only those costs which may be capitalized; and requires additional granularity in the disclosures related to type of acquisition costs capitalized during the period. This guidance became effective for interim and annual reporting periods beginning after December 15, 2011. The Company expects to adopt this standard on a prospective basis and currently estimates that adoption will increase its underwriting and other operating expenses by approximately $7 million in 2012 and decrease total assets on the consolidated balance sheet by the same amount.
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
In September 2011, the FASB issued ASU Number 2011-08, Intangibles - Goodwill and Other. This update will permit an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standard Codification Topic 350. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This guidance became effective for interim and annual periods beginning after December 15, 2011, and early adoption is permitted. The Company will adopt this update for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption to have a material impact, if any, on its consolidated financial condition and results of operations.
4. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company's financial instruments as of December 31, were as follows:

	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets	(in thousands)
Investments (Note 5)	$1,950,745	$1,950,745	$2,080,494	$2,080,494
Cash and cash equivalents	252,300	252,300	119,825	119,825
Restricted cash and cash equivalents	6,299	6,299	16,949	16,949
Financial liabilities
Notes payable (Note 10)	122,000	130,447	132,000	138,565
The Company's estimates of fair value for financial liabilities are based on the variable interest rate for the Company's existing line of credit to discount future payments on notes payable, and have been determined to be Level 2 fair value measurements, as defined below.
Assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based upon the levels of judgment associated with the inputs used to measure their fair value. Level inputs are defined as follows:

•	Level 1 - Inputs are unadjusted quoted market prices for identical assets or liabilities in active markets at the measurement date.

•	Level 2 - Inputs other than Level 1 prices that are observable for similar assets or liabilities through corroboration with market data at the measurement date.

•	Level 3 - Inputs that are unobservable that reflect management's best estimate of what market participants would use in pricing the assets or liabilities at the measurement date.
The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:
Fair values of available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs. The Company obtains a quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. The Company also performs quarterly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If unusual fluctuations are noted in this review, the Company may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to prices obtained from third party pricing services during the years ended December 31, 2011, 2010 and 2009 that were material to the consolidated financial statements.

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
The following table presents the items in the accompanying consolidated balance sheets that are stated at fair value and the fair value measurements.

	Level 1	Level 2	Level 3
At December 31, 2011	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$137,365	$—
U.S. Agencies	—	108,448	—
States and municipalities	—	789,636	—
Corporate	—	501,669	—
Residential mortgage-backed securities	—	281,511	—
Commercial mortgage-backed securities	—	21,665	—
Asset-backed securities	—	12,405	—
Total fixed maturity securities	$—	$1,852,699	$—
Equity securities	$98,046	$—	$—

	Level 1	Level 2	Level 3
At December 31, 2010	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$144,725	$—
U.S. Agencies	—	123,802	—
States and municipalities	—	966,002	—
Corporate	—	479,424	—
Residential mortgage-backed securities	—	246,756	—
Commercial mortgage-backed securities	—	25,077	—
Asset-backed securities	—	14,578	—
Total fixed maturity securities	$—	$2,000,364	$—
Equity securities	$80,130	$—	$—
The Company had no Level 3 investment activity during the years ended December 31, 2011 and 2010.

5. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2011	(in thousands)
Fixed maturity securities
U.S. Treasuries	$122,144	$15,222	$(1)	$137,365
U.S. Agencies	101,520	6,942	(14)	108,448
States and municipalities	719,431	70,391	(186)	789,636
Corporate	467,470	35,745	(1,546)	501,669
Residential mortgage-backed securities	262,961	19,154	(604)	281,511
Commercial mortgage-backed securities	20,756	910	(1)	21,665
Asset-backed securities	11,934	471	—	12,405
Total fixed maturity securities	1,706,216	148,835	(2,352)	1,852,699
Equity securities	64,962	34,639	(1,555)	98,046
Total investments	$1,771,178	$183,474	$(3,907)	$1,950,745

At December 31, 2010
Fixed maturity securities
U.S. Treasuries	$135,265	$9,619	$(159)	$144,725
U.S. Agencies	116,747	7,142	(87)	123,802
States and municipalities	927,668	43,054	(4,720)	966,002
Corporate	453,851	28,655	(3,082)	479,424
Residential mortgage-backed securities	230,518	16,926	(688)	246,756
Commercial mortgage-backed securities	23,877	1,201	(1)	25,077
Asset-backed securities	13,852	727	(1)	14,578
Total fixed maturity securities	1,901,778	107,324	(8,738)	2,000,364
Equity securities	49,281	30,967	(118)	80,130
Total investments	$1,951,059	$138,291	$(8,856)	$2,080,494
The amortized cost and estimated fair value of fixed maturity securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$114,877	$116,654
Due after one year through five years	535,800	573,508
Due after five years through ten years	554,960	617,280
Due after ten years	204,928	229,676
Mortgage and asset-backed securities	295,651	315,581
Total	$1,706,216	$1,852,699

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of December 31, 2011 and 2010.

	December 31, 2011			December 31, 2010
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
Less than 12 months:	(dollars in thousands)
Fixed maturity securities
U.S. Treasuries	$5,076	$(1)	2	$4,548	$(159)	3
U.S. Agencies	11,124	(14)	3	14,500	(87)	8
States and municipalities	5,094	(185)	1	124,245	(4,720)	32
Corporate	64,846	(1,481)	30	123,216	(3,082)	61
Residential mortgage-backed securities	4,916	(20)	14	15,161	(304)	10
Commercial mortgage-backed securities	1,464	(1)	1	1,365	(1)	1
Asset-backed securities	—	—	—	923	(1)	1
Total fixed maturity securities	92,520	(1,702)	51	283,958	(8,354)	116
Equity securities	12,443	(1,462)	57	10,651	(115)	47
Total less than 12 months	$104,963	$(3,164)	108	$294,609	$(8,469)	163

Greater than 12 months:
Fixed maturity securities
States and municipalities	$1,049	$(1)	$1	$—	$—	$—
Corporate	1,024	(65)	1	—	—	—
Residential mortgage-backed securities	2,692	(584)	5	3,465	(384)	2
Total fixed maturity securities	4,765	(650)	7	3,465	(384)	2
Equity securities	452	(93)	4	66	(3)	1
Total Greater than 12 months	$5,217	$(743)	11	$3,531	$(387)	3

Total available-for-sale:
Fixed maturity securities
U.S. Treasuries	$5,076	$(1)	2	$4,548	$(159)	3
U.S. Agencies	11,124	(14)	3	14,500	(87)	8
States and municipalities	6,143	(186)	2	124,245	(4,720)	32
Corporate	65,870	(1,546)	31	123,216	(3,082)	61
Residential mortgage-backed securities	7,608	(604)	19	18,626	(688)	12
Commercial mortgage-backed securities	1,464	(1)	1	1,365	(1)	1
Asset-backed securities	—	—	—	923	(1)	1
Total fixed maturity securities	97,285	(2,352)	58	287,423	(8,738)	118
Equity securities	12,895	(1,555)	61	10,717	(118)	48
Total available-for-sale	$110,180	$(3,907)	119	$298,140	$(8,856)	166
Based on reviews of the fixed maturity securities, the Company determined that unrealized losses as of December 31, 2011 and 2010 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent on not selling the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or to maturity.
Based on reviews of the equity securities as of December 31, 2011, the Company recognized total impairments of $0.1 million in the fair values of four equity securities as a result of the severity and duration of the change in fair values of those securities. The Company also determined that the unrealized losses on equity securities as of December 31, 2010 were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers.

Realized gains on investments, net and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Realized gains on investments, net
Fixed maturity securities
Gross gains	$19,463	$756	$123
Gross losses	(148)	(46)	(978)
Realized gains (losses) on fixed maturity securities, net	$19,315	$710	$(855)
Equity securities
Gross gains	$1,169	$9,448	$3,913
Gross losses	(323)	(21)	(2,093)
Realized gains on equity securities, net	$846	$9,427	$1,820
Short-term investments
Gross gains	$—	$—	$—
Gross losses	—	—	(174)
Realized gains (losses) on short-term investments, net	$—	$—	$(174)
Total	$20,161	$10,137	$791
Change in unrealized gains (losses)
Fixed maturity securities	$47,897	$(2,632)	$62,054
Equity securities	2,235	1,517	13,820
Short-term investments	$—	$—	$(72)
Total	$50,132	$(1,115)	$75,802
Net investment income was as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Fixed maturity securities	$79,600	$83,730	$89,522
Equity securities	1,885	1,399	1,402
Cash equivalents and restricted cash	1,040	327	1,910
	82,525	85,456	92,834
Investment expenses	(2,408)	(2,424)	(2,350)
Net investment income	$80,117	$83,032	$90,484
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with the states in which it does business. As of December 31, 2011 and 2010, securities having a fair value of $522.6 million and $558.6 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit. The deposits are limited to fixed maturity securities in all states. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of securities held in trust for reinsurance at December 31, 2011 and 2010 was $40.3 million and $52.9 million, respectively. The Company's debt was secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $126.7 million and $131.0 million at December 31, 2011 and 2010, respectively.

6. Property and Equipment
Property and equipment consists of the following:

	As of December 31,
	2011	2010
	(in thousands)
Land	$—	$95
Furniture and equipment	2,327	3,917
Leasehold improvements	4,386	4,285
Computers and software	29,839	25,667
Automobiles	1,727	1,900
	38,279	35,864
Accumulated amortization and depreciation	(26,919)	(24,152)
Property and equipment, net	$11,360	$11,712
Depreciation and amortization expenses related to property and equipment for the years ended December 31, 2011, 2010 and 2009, were $4.8 million, $4.8 million, and $6.9 million, respectively. Internally developed software costs of $0.2 million and $0.1 million were capitalized during the years ended December 31, 2011 and 2010, respectively.
7. Income Taxes
The Company files a consolidated federal income tax return. The insurance subsidiaries pay premium taxes on gross premiums written in lieu of some states' income or franchise taxes.
The provision for income taxes consisted of the following:

	Years Ended December 31,
	2011	2010	2009
Current tax (benefit) expense:	(in thousands)
Federal	$(652)	$(1,228)	$(2,061)
State	154	71	347
Total current tax (benefit) expense	(498)	(1,157)	(1,714)
Deferred federal tax (benefit) expense	(1,608)	4,680	10,991
Income tax expense (benefit)	$(2,106)	$3,523	$9,277
The difference between the statutory federal tax rate of 35% and the Company's effective tax rate on net income before income taxes as reflected in the consolidated statements of comprehensive income was as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Expense computed at statutory rate	$16,172	$23,213	$32,304
Dividends received deduction and tax-exempt interest	(11,409)	(12,039)	(12,176)
LPT deferred gain amortization	(6,001)	(6,381)	(6,302)
Pre-privatization reserve adjustments	(1,602)	(1,358)	(576)
LPT contingent profit commission	(645)	(284)	(5,259)
Other	1,379	372	1,286
Income tax expense	$(2,106)	$3,523	$9,277
On January 1, 2000, EICN assumed the assets, liabilities, and operations of the Fund pursuant to legislation passed in the 1999 Nevada Legislature (the Privatization). Prior to the Privatization, the Fund was a part of the State of Nevada and therefore was not subject to federal income tax; accordingly, it did not take an income tax deduction with respect to the establishment of its unpaid loss and LAE reserves. Due to favorable loss experience after the Privatization, it was determined that certain of the pre-Privatization unpaid loss and LAE reserves assumed by EICN as part of the Privatization were no longer necessary and the unpaid loss and LAE reserves were reduced accordingly. Such downward adjustments of pre-Privatization unpaid loss reserves increases GAAP net income, but does not increase taxable income. For the years ended December 31, 2011, 2010, and 2009 there were downward adjustments of pre-Privatization unpaid loss reserves of $4.6 million, $3.9 million, and $1.6 million, respectively.

For the years ended December 31, 2011 and 2010, the Company increased the estimated ultimate contingent profit commission related to the LPT Agreement by $1.8 million and $0.8 million, respectively. Such increases to the estimated ultimate contingent profit commission increases GAAP net income but does not increase taxable income. There was no change to the estimate during the year ended December 31, 2009.
As of December 31, 2011 and 2010, the Company had no unrecognized tax benefits.
Tax years 2007 through 2011 are subject to full examination by the federal taxing authority. Tax year 2006 is open to examination by the federal taxing authority only to the extent of benefits from the carry-back of certain capital losses from tax years 2008 and 2009. Currently, tax years 2006 through 2010 are under review.
The significant components of deferred income taxes, net, were as follows as of December 31:

	2011		2010
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Unrealized capital gains, net	$—	$62,848	$—	$45,302
Deferred policy acquisition costs	—	13,244	—	11,430
Intangible assets	—	4,105	—	4,648
Loss reserve discounting for tax reporting	59,860	—	65,353	—
Unearned premiums	13,331	—	10,257	—
Allowance for bad debt	1,943	—	2,661	—
Stock based compensation	3,310	—	2,834	—
Accrued liabilities	5,253	—	5,216	—
Minimum tax credit	12,015	—	13,055	—
Net operating loss carry forward	9,289	—	—	—
Other	1,652	4,316	2,720	2,638
Total	$106,653	$84,513	$102,096	$64,018
Deferred income taxes, net	$22,140		$38,078
At December 31, 2011, the Company had a $26.5 million net operating loss carry forward.
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

8. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,279,729	$2,425,658	$2,506,478
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	956,043	1,052,505	1,076,350
Net unpaid losses and LAE at beginning of period	1,323,686	1,373,153	1,430,128
Losses and LAE, net of reinsurance, incurred in:
Current year	280,683	227,143	283,827
Prior years	1,127	(14,130)	(51,359)
Total net losses and LAE incurred during the period	281,810	213,013	232,468
Deduct payments for losses and LAE, net of reinsurance, related to:
Current year	55,405	55,827	74,944
Prior years	218,568	206,653	214,499
Total net payments for losses and LAE during the period	273,973	262,480	289,443
Ending unpaid losses and LAE, net of reinsurance	1,331,523	1,323,686	1,373,153
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	940,840	956,043	1,052,505
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,272,363	$2,279,729	$2,425,658
Total net losses and LAE included in the above table excludes the impact of the amortization of the deferred reinsurance gain–LPT Agreement (Deferred Gain) (Note 9).
The increase in the estimate of incurred losses and LAE attributable to insured events of prior years was related to the Company's assigned risk business, while the decreases were due to favorable development in such prior accident years. The major sources of favorable development in the years presented above include actual paid losses that have been less than expected and the impact of new information on selected patterns of claims emergence and payment used in the projection of future loss payments.
In California, where the Company's operations began on July 1, 2002, the actuaries and management's initial expectations of ultimate losses and patterns of loss emergence and payment were based on benchmarks derived from analyses of historical insurance industry data in California. No historical data from the Company's California insurance subsidiary existed prior to July 1, 2002; however, some historical data was available for the prior years for some of the market segments the Company entered in California, but was limited as to the number of loss reserve evaluation points available. The industry-based benchmarks were judgmentally adjusted for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers' compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of claims by the Company's California insurance subsidiary has been more favorable than those initial expectations thorough 2009, due at least in part to the enactment of the major changes in the California workers' compensation environment; however, our recent loss experience, beginning in 2010, indicates an upward trend in medical costs that is reflected in our loss reserves. The Company's estimates assume that increasing medical cost trends will continue and will impact our long-term claims costs and loss reserves.
In Nevada, the Company has compiled a lengthy history of workers' compensation claims payment patterns based on the business of the Fund and EICN, but the emergence and payment of claims in recent years has been more favorable than in the long-term history in Nevada with the Fund. The expected patterns of claim payments and emergence used in the projection of the Company's ultimate claim payments are based on both the long and short-term historical paid data. In recent evaluations, claim patterns have continued to emerge in a manner consistent with short-term historical data.
Consequently, the Company's selection of claim projection patterns has relied more heavily on patterns observed in recent years.
The Company continues to develop its own loss experience and will rely more on its experience and less on historical industry data in projecting its reserve requirements as such data becomes available. As the actual experience of the Company emerges, it will continue to evaluate prior estimates, which may result in additional adjustments in reserves.
A $1.6 million expense related to the commutation of certain reinsurance treaties, and a $0.9 million expense related to the write-off of certain reinsurance recoverables that had previously been accounted for as an allowance for bad debt, increased losses and LAE incurred in prior periods for the year ended December 31, 2010, which are included in the $(14.1) million prior period development.

Loss reserves shown in the consolidated balance sheets are net of $18.1 million and $18.2 million for anticipated subrogation recoveries as of December 31, 2011 and 2010, respectively.
9. Reinsurance
The Company is involved in the cession and assumption of reinsurance with non-affiliated companies. Risks are reinsured with other companies on both a quota share and excess of loss basis.
Reinsurance transactions reflected in the accompanying consolidated statements of comprehensive income were as follows:

	Years Ended December 31,
	2011		2010		2009
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Direct premiums	$416,106	$369,365	$319,773	$328,165	$376,651	$411,897
Assumed premiums	2,406	2,533	2,504	2,800	3,298	4,009
Gross premiums	418,512	371,898	322,277	330,965	379,949	415,906
Ceded premiums	(8,474)	(8,474)	(9,179)	(9,179)	(11,659)	(11,659)
Net premiums	$410,038	$363,424	$313,098	$321,786	$368,290	$404,247
Ceded losses and LAE incurred	$44,175		$(15,111)		$38,075
Ceded losses and LAE incurred includes the amortization of the Deferred Gain.
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
LPT Agreement
Recoverables from reinsurers on unpaid losses and LAE amounted to $0.9 billion and $1.0 billion at December 31, 2011 and 2010, respectively. At each of December 31, 2011 and 2010, $0.8 billion of those recoverables was related to the LPT Agreement that was entered into in 1999 by the Fund and assumed by EICN. Under the LPT Agreement, substantially all of the Fund's losses and LAE on claims incurred prior to July 1, 1995, have been ceded to three unaffiliated reinsurers on a 100% quota share basis. Investments have been placed in trust by the three reinsurers as security for payment of the reinsured claims. Under the LPT Agreement, $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. Through December 31, 2011, the Company has paid losses and LAE claims totaling $569.9 million related to the LPT Agreement.
The initial Deferred Gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The Company amortized $17.1 million, $18.2 million, and $18.0 million of the Deferred Gain for the years ended December 31, 2011, 2010, and 2009, respectively. There were no adjustments to the direct reserves ceded under the LPT Agreement or related adjustment to the Deferred Gain for the years ended December 31, 2011, 2010, and 2009. The amortization of the Deferred Gain and adjustments due to development in the reserves are recorded in losses and LAE incurred in the accompanying consolidated statements of income. The remaining Deferred Gain was $353.2 million and $370.3 million as of December 31, 2011 and 2010, respectively, which is included in the accompanying consolidated balance sheets.
The Company is also entitled to receive a contingent profit commission under the LPT Agreement. The Company accrues the estimated ultimate contingent profit commission to be received through June 30, 2024. The estimate was revised to increase the ultimate contingent profit commission by $1.8 million and $0.8 million, for the years ended December 31, 2011 and 2010, respectively, as a result of actual paid losses and LAE being lower than expected paid losses and LAE under the LPT Agreement. The Company recorded no change to the estimate for the year ended December 31, 2009. As of December 31, 2011 and 2010, the Company had a receivable of $3.6 million and $1.7 million related to the contingent profit commission, respectively.
Funds Held
In the fourth quarter of 2010, the Company re-negotiated the terms of a reinsurance agreement with Clarendon, which resulted in the release and return of funds held by Clarendon in the amount of $74.6 million. The Company placed $47.1 million in trust, of which $35.0 million was placed in an investment trust and $12.1 million was classified as restricted cash and cash equivalents, for the benefit of Clarendon to support the liabilities under the reinsurance agreement and invested the remaining $27.5 million.

In the second quarter of 2011, the Company released $12.1 million of the restricted cash from the trust, based on Clarendon and the Company's determination the trust was over-collateralized. The Company still has $35.2 million in the trust, which  includes an original amount of $35.0 million plus $0.2 million of interest. Of that amount, $1.7 million is classified as restricted cash and cash equivalents.
10. Notes Payable
Notes payable is comprised of the following:

	December 31,
	2011	2010
	(in thousands)
Amended Credit Facility, due December 31, 2015 with variable interest, as described below	$90,000	$100,000
Dekania Surplus Note, due April 30, 2034 with variable interest of 425 basis points above 90-day LIBOR	10,000	10,000
ICONS Surplus Note, due May 26, 2034 with variable interest of 425 basis points above 90-day LIBOR	12,000	12,000
Alesco Surplus Note, due December 15, 2034 with variable interest of 405 basis points above 90-day LIBOR	10,000	10,000
Balance	$122,000	$132,000
On December 28, 2010, the Company entered into the Third Amended and Restated Credit Agreement (Amended Credit Facility) with Wells Fargo Bank, National Association (Wells Fargo), under which the Company is provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at the Company's option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and cash and cash equivalents that had a fair value of $126.7 million at December 31, 2011. The Amended Credit Facility contains customary non-financial covenants and requires EHI to maintain $5.0 million of cash and cash equivalents at all times. The Company is currently in compliance with all applicable covenants. Interest paid during the years ended December 31, 2011, 2010, and 2009, totaled $2.0 million, $4.4 million, and $5.8 million, respectively. In accordance with the terms of the contract, a repayment of $10.0 million was made toward the Amended Credit Facility on December 31, 2011.
EPIC has a $10.0 million surplus note to Dekania CDO II, Ltd. issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in the second quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Both the payment of interest and repayment of the principal under this note and the surplus notes described in the succeeding two paragraphs are subject to the prior approval of the Florida Department of Financial Services. Interest paid during the years ended December 31, 2011, 2010, and 2009 was $0.5 million, $0.5 million, and $0.6 million, respectively. Interest accrued as of December 31, 2011 and 2010 was $0.1 million.
EPIC has a $12.0 million surplus note to ICONS, Inc. issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in the second quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Interest paid during the years ended December 31, 2011, 2010, and 2009 was $0.6 million, $0.6 million, and $0.7 million, respectively. Interest accrued as of December 31, 2011 and 2010 was $0.1 million.
EPIC has a $10.0 million surplus note to Alesco Preferred Funding V, LTD issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in the fourth quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR. Interest paid during the years ended December 31, 2011, 2010, and 2009 was $0.4 million, $0.4 million, and $0.5 million, respectively. Interest accrued as of December 31, 2011 and 2010 was $0.1 million.

Principal payment obligations on notes payable outstanding at December 31, 2011, were as follows:

Year	Principal Due
(in thousands)
2012	$10,000
2013	10,000
2014	10,000
2015	60,000
2016	—
Thereafter	32,000
Total	$122,000
11. Commitments and Contingencies
Leases
The Company leases office facilities and certain equipment under operating and capital leases. Most leases have renewal options, typically with increased rental rates during the option period. Certain of these leases contain options to purchase the property at amounts that approximate fair market value; other leases contain options to purchase at a bargain purchase price. At December 31, 2011, the remaining lease terms expire over the next six years.
The future lease payments for the next five years and thereafter on these non-cancelable operating and capital leases at December 31, 2011, were as follows:

Year	Operating Leases	Capital Leases
	(in thousands)
2012	$7,145	$1,019
2013	7,048	107
2014	6,151	—
2015	4,595	—
2016	3,290	—
Thereafter	2,485	—
Total	$30,714	$1,126
Included in the future minimum capital lease payments are future interest charges of $0.1 million. Facilities rent expense was $5.1 million, $8.9 million, and $7.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.
Property held under capital leases is included in property and equipment as follows:

Asset Class	2011	2010
	(in thousands)
Furniture and equipment	$100	$100
Computers and software	1,283	1,282
Automobiles	1,480	1,880
	2,863	3,262
Accumulated amortization	(2,020)	(1,076)
Total	$843	$2,186
Contingencies Surrounding Insurance Assessments
All of the states where the Company's insurance subsidiaries are licensed to transact business require property and casualty insurers doing business within the respective state to pay various insurance assessments. The Company accrues a liability for estimated insurance assessments as direct premiums are written, losses are recorded, or as other events occur in accordance with various states' laws and regulations, and defers these costs and recognizes them as an expense as the related premiums are earned. The Company had an accrued liability for guaranty fund assessments, second injury funds assessments, and other insurance assessments totaling $7.9 million and $7.0 million as of December 31, 2011 and 2010, respectively. These liabilities are expected to be paid over two to five year periods based on individual states' regulations. The Company also recorded an asset of $4.0 million and $6.8 million, as of December 31, 2011 and 2010, respectively, for prepaid policy charges still to be collected in the future from policyholders, assessments that may be recovered through a reduction in future premium taxes in certain states, and for expected refunds of certain prepaid assessments based on a change in the Company's premium between the time when the prepayment was made and when the assessment becomes due. These assets are expected to be realized over two to ten year periods in accordance with their type and individual states' regulations.
12. Stockholders' Equity
Stock Repurchase Programs
On November 3, 2010, the Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's common stock from November 8, 2010 through June 30, 2012 (the 2011 Program). In November 2011, the Board of Directors authorized a $100.0 million expansion of the 2011 Program, to $200.0 million, and extended the repurchase authority pursuant to the 2011 Program through June 30, 2013. The Company expects that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2011 Program may be commenced or suspended from time-to-time without prior notice, and the 2011 Program may be suspended or discontinued at any time. From inception of the 2011 Program through December 31, 2011, the Company repurchased a total of 7,004,790 shares of common stock at an average price of $15.28 per share, including commissions, for a total of $107.0 million.
Since the Company's initial public offering in January 2007 through December 31, 2011, the Company repurchased a total of 20,951,633 shares of common stock at an average cost per share of $15.31, which is reported as treasury stock, at cost, on the accompanying consolidated balance sheets.
13. Stock-Based Compensation
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
As of December 31, 2011, nonqualified stock options, restricted stock units, and performance share awards have been granted, but no incentive stock options, stock appreciation rights, or restricted stock have been granted under the Plan.
Compensation costs are recognized net of any estimated forfeitures on a straight-line basis over the employee requisite service periods. Forfeiture rates are based on historical experience and are adjusted in subsequent periods for differences in actual forfeitures from those estimated. Net stock-based compensation expense recognized in the accompanying consolidated statements of comprehensive income was as follows:

	Years Ended December 31,
	2011	2010	2009
Stock-based compensation expense related to:	(in thousands)
Nonqualified stock options	$1,648	$2,039	$1,782
Restricted stock units	2,094	2,014	1,473
Performance shares	—	—	2,111
Total	3,742	4,053	5,366
Less: related tax benefit	1,220	1,116	1,640
Net stock-based compensation expense	$2,522	$2,937	$3,726
Nonqualified Stock Options
The Company awarded “Founders' grants” to employees, excluding senior officers, in February 2007. The founders' grants awards vested pro-rata on each of the first three anniversaries of the effective date of EHI's IPO. The options expire seven years from the date of grant. Additional grants of nonqualified stock options awarded to certain officers of the Company have a service vesting periods of four years after the date awarded and vest 25% on each of the subsequent four anniversaries of such date. The options are subject to accelerated vesting in certain limited circumstances, such as: death or disability, or in connection with a change of control of the Company. The options expire seven years from the date of grant.
The fair value of the stock options granted is estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. During the years ended December 31, 2011, 2010, and 2009, the expected stock price volatility used to value the options granted in 2011, 2010, and 2009 was based on the volatility of the Company's historical stock price since February 2007. The expected term of the options granted in 2011, 2010, and 2009 was calculated using the 'plain-vanilla' calculation provided in the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 107. The dividend yield was calculated using amounts authorized by the Board of Directors. The risk-free interest rate is the yield on the grant date of the options of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the options.
The Company anticipates issuing new shares upon exercise of stock options.
The fair value of the stock options granted during the years ended December 31, 2011, 2010, and 2009 were calculated using the following weighted average assumptions:

	2011	2010	2009
Expected volatility	43.6%	47.3%	51.0%
Expected life (in years)	4.8	4.8	4.8
Dividend yield	1.2%	1.6%	2.0%
Risk-free interest rate	1.9%	2.6%	2.5%
Weighted average grant date fair values of options granted	$7.01	$5.80	$4.59
Changes in outstanding stock options for the year ended December 31, 2011 were as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding at December 31, 2008	1,024,085	$18.72	5.9
Granted	531,082	11.84	6.4
Expired	(4,239)	17.82
Forfeited	(38,222)	18.73
Options outstanding at December 31, 2009	1,512,706	16.30	5.4
Granted	406,020	15.31	6.2
Exercised	(7,783)	12.03
Expired	(35,441)	17.94
Forfeited	(112,399)	15.03
Options outstanding at December 31, 2010	1,763,103	16.14	4.8
Granted	355,063	19.81	6.2
Exercised	(92,646)	16.53
Expired	(49,445)	17.32
Forfeited	(187,369)	15.36
Options outstanding at December 31, 2011	1,788,706	16.90	4.3
Exercisable at December 31, 2011	951,547	17.07	2.9
At December 31, 2011, the Company had yet to recognize $3.7 million in deferred compensation related to nonqualified stock options grants and expects to recognize these costs on a straight-line basis over the next 39 months. The fair value of options vested and the intrinsic value of outstanding and exercisable options as of December 31, were as follows:

	2011	2010	2009
	(in millions)
Fair value of options vested	$1.4	$1.8	$1.5
Intrinsic value of outstanding options	3.3	3.5	1.9
Intrinsic value of exercisable options	1.5	0.7	—
Performance Share Awards
On August 8, 2007, officers of the Company were awarded, in aggregate, 140,311 performance share awards (PSAs) for a performance period that ended December 31, 2009. These PSAs were subject to certain performance targets with ultimate payouts of 150% of the target award. The fair value of the PSAs on the date of grant was $2.6 million. In March 2010, 196,071 PSAs vested.
Restricted Stock Units
The Company has awarded restricted stock units (RSUs) to non-employee members of the Board of Directors and certain officers of the Company. The RSUs awarded to non-employee members of the Board vest on the first anniversary of the award date. RSU grants allow each non-employee Director to decide whether to defer settlement of the RSUs until six months after termination of Board service or settle the RSUs at vesting. Dividend equivalents are granted to Directors who elected to defer settlement of the

RSUs after the grants vested. RSUs awarded to officers of the Company have a service vesting period of four years from the date awarded and vest 25% on each of the subsequent four anniversaries of such date. These RSUs are subject to accelerated vesting in certain limited circumstances, such as: death or disability of the holder, or in connection with a change of control of the Company.
Changes in outstanding RSUs for the year ended December 31, 2011 were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2008	199,881	$18.92
Granted	218,039	11.84
Forfeited	(7,334)	19.21
Vested	(45,243)	19.21
RSUs outstanding at December 31, 2009	365,343	14.66
Granted	195,301	15.36
Forfeited	(38,837)	14.81
Vested	(93,292)	14.60
RSUs outstanding at December 31, 2010	428,515	14.98
Granted	157,570	19.03
Forfeited	(62,618)	15.29
Vested	(105,278)	15.25
RSUs outstanding at December 31, 2011	418,189	16.39
Vested but unsettled RSUs at December 31, 2011	86,855	15.31
The fair value of RSUs vested and the intrinsic value of outstanding and vested RSUs as of December 31, were as follows:

	2011	2010	2009
	(in millions)
Fair value of RSUs vested	$1.6	$1.4	$0.9
Intrinsic value of outstanding RSUs	7.6	7.5	5.6
Intrinsic value of vested RSUs	1.9	1.7	0.7
14. Statutory Matters
Statutory Financial Data
The combined capital stock, surplus and net income of the Company's insurance subsidiaries (EICN, ECIC, EPIC, and EAC), prepared in accordance with the statutory accounting practices (SAP) of the National Association of Insurance Commissioners (NAIC) as well as SAP permitted by the states of California, Florida, and Nevada, were as follows:

	December 31,
	2011	2010
	(in thousands)
Capital stock and unassigned surplus	$241,087	$301,590
Paid in capital	64,900	64,900
Special surplus funds	49,932	55,771
Surplus notes	32,000	32,000
Total statutory surplus	$387,919	$454,261
Net income for the Company's insurance subsidiaries prepared in accordance with SAP for the years ended December 31, 2011, 2010 and 2009 was $13.8 million, $59.1 million and $89.5 million, respectively.
Treatment of the LPT Agreement and the surplus notes (see Notes 9 and 10) are the primary differences in the SAP-basis capital stock and total surplus of the insurance subsidiaries of $387.9 million and $454.3 million, and the GAAP-basis equity of the Company of $474.2 million and $490.1 million as of December 31, 2011 and 2010, respectively. Under SAP accounting, the retroactive reinsurance gain resulting from the LPT Agreement is recorded as a special component of surplus (special surplus funds) in the initial year of the contract, and not reported as unassigned surplus until the Company has recovered amounts in excess of the original consideration paid. The special surplus funds are also reduced by the amount of extraordinary dividends as approved by the Nevada Division of Insurance. Under GAAP accounting, the gain is deferred and amortized over the period the underlying reinsured claims are paid (see Note 9). Under SAP, the surplus notes are recorded as a separate component of surplus. Under

GAAP, the surplus notes are considered debt.
Insurance Company Dividends
The ability of EHI to pay dividends on the Company's common stock and to pay other expenses will be dependent to a significant extent upon the ability of the Nevada domiciled insurance company, EICN, and the Florida domiciled insurance company, EPIC, to pay dividends to their immediate holding company, Employers Group, Inc. (EGI) and, in turn, the ability of EGI to pay dividends to EHI. ECIC and EAC have the ability to declare and pay dividends to EICN and EPIC, respectively, subject to certain restrictions. The amount of dividends each of the Company's subsidiaries may pay to their immediate parent is limited by the laws of their respective state of domicile.
Nevada law limits the payment of cash dividends by EICN to its parent by providing that payments cannot be made except from available and accumulated surplus, otherwise unrestricted (unassigned), and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend prohibited by these restrictions may only be declared and distributed as an extraordinary dividend upon the prior approval of the Nevada Commissioner of Insurance (Nevada Commissioner). EICN may not pay such an extraordinary dividend or make an extraordinary distribution until the Nevada Commissioner either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of: (a) 10% of EICN's statutory surplus as regards to policyholders at the next preceding December 31; or (b) EICN's statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31. As of December 31, 2011, EICN had positive unassigned surplus of $200.8 million. During 2011, EICN paid dividends of $51.9 million to EGI, and subsequently from EGI to EHI. The maximum dividends that may be paid in 2012 by EICN without prior approval is $26.3 million.
Under Florida law, without regulatory approval, EPIC may pay dividends if they do not exceed the greater of: the lesser of 10% of surplus or net income, not including realized capital gains, plus a 2-year carry forward; 10% of surplus, with dividends payable limited to unassigned funds minus 25% of unrealized capital gains; or, the lesser of 10% of surplus or net investment income plus a 3-year carry forward with dividends payable limited to unassigned funds minus 25% of unrealized capital gains. During 2011, EPIC declared and paid a dividend of $15.5 million to EGI, and in turn from EGI to EHI. The maximum dividends that may be paid in 2012 by EPIC without prior approval, is $13.6 million.
Regulatory Requirements and Restrictions
ECIC is subject to regulation by the California Department of Insurance (California DOI). The ability of ECIC to pay dividends was further limited by restrictions imposed by the California DOI in its approval of the Company's October 1, 2008 reinsurance pooling agreement. Under that approval: (a) ECIC must initiate discussions of its business plan with the California DOI if its premium to policyholder surplus ratio exceeds 1.5 to 1; (b) ECIC will not exceed a ratio of premium to policyholder surplus of 2 to 1 without approval of the California DOI; (c) if at any time ECIC's policyholder surplus decreases to 80% or less than the September 30, 2008 balance, ECIC shall cease issuing new policies in California, but may continue to renew existing policies until it has (i) received a capital infusion to bring its surplus position to the same level as that as of September 30, 2008 and (ii) submitted a new business plan to the California DOI; (d) ECIC will maintain a risk based capital (RBC) level of at least 350%; (e) should ECIC fail to comply with any commitments listed herein, ECIC will consent to any request by the California DOI to cease issuing new policies in California, but may continue to renew existing policies until such time that as ECIC is able to achieve full compliance with each commitment; and (f) the obligations listed shall only terminate with the written consent of the California DOI.
EPIC and EAC are subject to regulation by the Florida Department of Financial Services (FDFS). Florida statute Section 624.408 requires EPIC and EAC to maintain minimum capital and surplus of the greater of $4.0 million or 10% of total liabilities. Florida statute Section 624.4095 requires EPIC and EAC to maintain a ratio of written premiums times 1.25 to surplus of no greater than 10-to-1 for gross written premiums and 4-to-1 for net written premiums. During the years ended December 31, 2011, 2010, and 2009, EPIC and EAC were in compliance with these statutes.
Additionally, EICN, ECIC, EPIC, and EAC are required to comply with NAIC RBC requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. As of December 31, 2011, 2010, and 2009, EICN, ECIC, EPIC, and EAC each had total adjusted capital above all regulatory action levels.
ECIC, EPIC, and EAC are subject to Florida statute and applicable regulations related to Florida excessive profits for workers' compensation insurance companies. Florida excessive profits are calculated based upon a complex statutory formula which is applied over a rolling three year period. Companies are required to file annual excessive profits forms, and they are required to return so-called “Florida excessive profits” to policyholders in the form of a cash refund or credit toward the future purchase of insurance. As of December 31, 2011 and 2010, the Company had no amounts accrued for estimated additional Florida excessive profits based on its statutory underwriting results for the years ended 2008-2010.
15. Accumulated Other Comprehensive Income, Net
Accumulated other comprehensive income, net, is comprised of unrealized gains on investments classified as available-for-sale and unrealized losses on an interest rate swap, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	Years Ended December 31,
	2011	2010
	(in thousands)
Net unrealized gain on investments, before taxes	$179,567	$129,435
Deferred tax expense	(62,848)	(45,302)
Total accumulated other comprehensive income, net	$116,719	$84,133
16. Employee Benefit and Retirement Plans
The Company maintained two 401(k) defined contribution plans covering all eligible Company employees until April 2011. One plan covered eligible employees of the Company that existed prior to the acquisition of AmCOMP Incorporated (AmCOMP) in 2008 (the Employers 401(k) Plan). The second plan covered all eligible employees of the Company acquired in the AmCOMP acquisition (the AmCOMP 401(k) Plan). Effective April 1, 2011, the two plans merged and participants of the AmCOMP 401(k) Plan transferred to the Employers 401(k) Plan. Under the Employers 401(k) Plan, the Company's safe harbor matching consists of 100% matching contribution on salary deferrals up to 3% of compensation and then 50% matching contribution on salary deferrals from 3% to 5% of compensation. The Company's contribution to the Employers 401(k) Plan was $1.5 million, $1.4 million, and $1.6 million for the years ended December 31, 2011, 2010, and 2009, respectively. Expenses relating to the AmCOMP 401(k) Plan were $0.5 million and $0.7 million for the years ended December 31, 2010 and 2009, respectively.
17. Earnings Per Share
Basic earnings per share includes no dilution and is computed by dividing income applicable to stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilutive impact of all convertible securities on earnings per share. Diluted earnings per share includes shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if outstanding options were to be exercised.
The following table presents the net income and the weighted average shares outstanding used in the earnings per share calculations.

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except share and per share data)
Net income available to stockholders–basic and diluted	$48,313	$62,799	$83,021
Weighted average number of shares outstanding–basic	37,284,425	41,390,984	45,953,868
Effect of dilutive securities:
Nonqualified stock options	61,048	7,490	—
Performance share awards	—	—	114,968
Restricted stock units	78,592	66,768	21,996
Dilutive potential shares	139,640	74,258	136,964
Weighted average number of shares outstanding–diluted	37,424,065	41,465,242	46,090,832
Diluted earnings per share exclude outstanding options and other common stock equivalents in periods where the inclusion of such potential common stock instruments would be anti-dilutive. For the years ended December 31, 2011, 2010, and 2009, 1.1 million, 0.9 million, and 1.0 million stock options, respectively, were excluded from diluted earnings per share, as the exercise price of the options was greater than the average market price of the common stock during the period. During the same periods, 0.5 million, 0.4 million, and 0.7 million outstanding RSU's and stock options, respectively, were excluded from diluted earnings per share under the treasury method, as the potential proceeds on settlement or exercise was greater than the value of shares acquired.
18. Strategic Restructuring Plan
On July 2, 2010, the Company announced the reorganization of its operations to eliminate duplicative services and better align resources with business activity and growth opportunities. The Company combined its four regional operating units into two units, Eastern and Western, with the Strategic Partnerships and Alliances unit remaining structurally unchanged. In connection with these efforts and with general cost control efforts, the Company eliminated approximately 160 positions and announced the closure of four offices. The changes to the Company's workforce were substantially completed in the third quarter of 2010.
During the year ended December 31, 2010, the Company recorded total restructuring charges of $6.1 million, including $3.9 million related to workforce reductions and $2.2 million related to leases for facilities that were vacated during the year. These charges are included in underwriting and other operating expense in the consolidated statements of comprehensive income. As of December 31, 2010, the Company had accrued $0.2 million for personnel-related termination costs and $2.3 million related to leases for facilities that were vacated, which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.
On January 23, 2009, the Company announced a strategic restructuring plan to achieve the corporate and operational objectives set forth as part of its acquisition and integration of AmCOMP, and in response to then current economic conditions. The restructuring plan included a staff reduction of 14% of the Company's total workforce and consolidation of corporate activities into the Company's Reno, Nevada headquarters. During the year ended December 31, 2009, the Company incurred integration and restructuring charges of $5.7 million, including $2.8 million in personnel-related termination costs. These charges are included in underwriting and other operating expenses in the consolidated statements of comprehensive income. Cash payments relating to the 2009 restructuring were $0.6 million and $5.1 million during the years ending December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the Company had zero and $0.6 million accrued, respectively, for the remaining 2009 restructuring costs that are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.
19. Selected Quarterly Financial Data (Unaudited)
Quarterly results for the years ended December 31, 2011 and 2010 were as follows:

	2011 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands except per share data)
Net premiums earned	$82,427	$88,128	$92,601	$100,268
Realized gains on investment, net	234	1,102	647	18,178
Losses and loss adjustment expenses	59,421	64,150	67,438	73,654
Commission expense	10,281	11,119	10,968	13,134
Underwriting and other operating expenses	25,678	26,200	25,334	23,505
Income tax expense (benefit)	(2,380)	(2,003)	(4,355)	6,632
Net income	8,345	8,251	11,783	19,934
Earnings per common share:
Basic	0.22	0.21	0.31	0.58
Diluted	0.21	0.21	0.31	0.58

	2010 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Net premiums earned	$79,291	$78,235	$80,695	$83,565
Realized gains on investment, net	540	352	8	9,237
Losses and loss adjustment expenses	40,288	45,045	52,764	56,682
Commission expense	9,905	9,176	9,971	9,416
Underwriting and other operating expenses	32,267	25,143	25,722	22,894
Income tax expense (benefit)	(530)	1,636	58	2,359
Net income	16,097	16,499	10,054	20,149
Earnings per common share:
Basic	0.38	0.39	0.25	0.51
Diluted	0.38	0.39	0.25	0.51
Fourth Quarter Adjustments
The fourth quarter of 2011 was impacted by two adjustments which consisted of (1) a pretax $849 thousand decrease in underwriting and other operating expenses (after tax of $552 thousand) resulting from an over-accrual of sales incentives throughout 2011, and (2) a $993 thousand increase in income tax expense primarily related to the write off a deferred tax asset related to the prior year. These adjustments were not material to any individual prior period or the current period and, accordingly, the prior period results have not been adjusted.

Net Premiums Earned
The increase in net premiums earned in 2011was primarily due to increasing policy count as we executed our growth strategy. The decrease in net premiums earned during the first six months of 2010 was primarily due to the decrease in gross premium written, resulting from lower rates, competitive pressures, and changes in business conditions due to the economy and its impact on small businesses. In the third and fourth quarters of 2010 the net premiums earned increased primarily as a result of favorable adjustments in the final audit accrual.
Realized Gains on Investments, Net
The increase in realized gains on investments, net in the fourth quarter of 2011 resulted from a strategic rebalancing of our investment portfolio in an effort to increase portfolio allocations to taxable fixed income sectors, shorten portfolio duration following the decline in interest rates in the second half of 2011, and increase the allocation in high dividend equity securities.
The Company evaluated its portfolio allocation during the fourth quarter of 2010 and elected to shift $20.0 million of equity securities into a high-yield dividend portfolio, resulting in a $9.2 million realized gain.
Losses and LAE
Losses and LAE increased in in each quarter of 2011, primarily due to higher net earned premiums.
Favorable prior accident year reserve development was recognized in each of the first two quarters of 2010 in the amounts of $11.1 million and $5.5 million, respectively, and no favorable development was recognized in the third quarter. Additionally, a $1.6 million expense related to the commutation of certain reinsurance treaties was included in losses and LAE for the third quarter of 2010. Unfavorable loss development of $0.9 million was recognized in the fourth quarter of 2010 related to the write-off of certain reinsurance recoverables that had previously been accounted for as an allowance for bad debt.
Commission Expense
Commission expense increased in the first, second and fourth quarters of 2011, primarily due to higher net earned premiums. Additionally, in the fourth quarter of 2011 there was a change in the accrual for agency incentive commissions of $1.2 million, which increased the commission expense in the quarter.
During the fourth quarter of 2010, the Company reduced its estimate of certain administrative fees due under its joint marketing agreements by $3.0 million, which decreased the commission expense in the fourth quarter of 2010. The Company also re-negotiated the terms of certain reinsurance agreements, which increased commission expense by $1.8 million in the fourth quarter of 2010.
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
The increased income tax expense in the fourth quarter of 2011 was primarily related to the increased realized gains on investments, net during that quarter.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2011.
Management's Report on Internal Control Over Financial Reporting
Management's report regarding internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Management's Report on Internal Control over Financial Reporting” and incorporated herein by reference.
Attestation Report of Independent Registered Public Accounting Firm
The attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by Item 10 with respect to our executive officers and key employees is included under the caption “Executive Officers of the Registrant” in our Proxy Statement for the 2012 Annual Meeting and is incorporated herein by reference. We plan to file such Proxy Statement within 120 days after December 31, 2011, the end of our fiscal year.
The information required by Item 10 with respect to our Directors is included under the caption “Election of Directors” in our Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to our audit committee and our audit committee financial expert is included under the caption “The Board of Directors and its Committees - Audit Committee” in our Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by Item 11 is included under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by Item 12 is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis” in our Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.
Equity and Incentive Plan
The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2011. We do not have any plans not approved by our stockholders. Our equity compensation plans are discussed further in Note 13 in the Notes to our Consolidated Financial Statements, which are included herein.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercised price of outstanding options, warrants, and rights	(c) Number of securities remaining available for further issuance under compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,788,706	$16.90	4,478,413
Equity compensation plans not approved by stockholders	—	—	—
Total	1,788,706	$16.90	4,478,413
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is included under the caption “Audit Matters” in our Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following consolidated financial statements are filed in Item 8 of Part II of this report:

Page
Report of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets as of December 31, 2011 and 2010	52
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2011	53
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2011	54
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2011	55
Notes to Consolidated Financial Statements	56

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	82
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	86

Pursuant to Rule 7-05 of Regulation S-X, Schedules I, III, IV, and V have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

Schedule II. Condensed Financial Information of Registrant

Employers Holdings, Inc.

Condensed Balance Sheets

	December 31,
	2011	2010
Assets	(in thousands, except share data)
Investments:
Investment in subsidiaries	$200,801	$196,714
Investment in securities available-for-sale (amortized cost $183,017 in 2011 and $339,956 in 2010)	195,015	345,060
Equity Securities at fair value (amortized cost $14,990 in 2011 and $0 in 2010)	15,275	—
Total investments	411,091	541,774

Cash and cash equivalents	140,792	27,991
Restricted cash and cash equivalents	2,018	2,017
Intercompany receivable	4,398	7,485
Deferred income taxes, net	8,526	7,541
Other assets	3,613	5,739
Total assets	$570,438	$592,547

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$2,239	$2,141
Income tax payable	3,987	256
Notes payable	90,000	100,000
Other liabilities	26	34
Total liabilities	96,252	102,431

Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized 53,948,442 and 53,779,118 shares issued and 32,996,809 and 38,965,126 shares outstanding at December 31, 2011 and 2010, respectively	540	538
Preferred stock, $0.01 par value; 25,000,000 shares authorized non-issued	—	—
Additional paid-in capital	318,989	314,212
Retained earnings	358,693	319,341
Accumulated other comprehensive income, net	116,719	84,133
Treasury stock, at cost (20,591,633 shares at December 31, 2011 and 14,813,992 shares at December 31, 2010)	(320,755)	(228,108)
Total stockholders' equity	474,186	490,116
Total liabilities and stockholders' equity	$570,438	$592,547

See accompanying notes.

Employers Holdings, Inc.

Condensed Statements of Income

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Revenues
Net investment income	$10,284	$8,740	$7,089
Realized gains on investments	7,769	—	2,682
Total revenues	18,053	8,740	9,771

Expenses
Other operating expenses	12,662	10,597	14,036
Interest expense	2,040	4,080	5,719
Total expenses	14,702	14,677	19,755

Income (loss) before income taxes and equity in earnings of subsidiaries	3,351	(5,937)	(9,984)
Income tax expense (benefit)	279	(6,836)	(5,990)
Net income (loss) before equity in earnings of subsidiaries	3,072	899	(3,994)
Equity in net income of subsidiaries	45,241	61,900	87,015
Net income	$48,313	$62,799	$83,021

Earnings per common share for the stated periods (Note 17):
Basic	$1.30	$1.52	$1.81
Diluted	$1.29	$1.51	$1.80

Cash dividends declared per common share	$0.24	$0.24	$0.24

See accompanying notes.

Employers Holdings, Inc.

Condensed Statement of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Operating activities
Net income	$48,313	$62,799	$83,021
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(45,241)	(61,900)	(87,015)
Amortization expense	—	94	188
Realized gains on investments	(7,769)	—	(2,682)
Stock-based compensation	3,742	4,053	5,366
Amortization of premium or investments, net	4,056	3,794	1,428
Deferred income tax expense	(1,803)	(9,930)	(47)
Change in operating assets and liabilities:
Accounts payable, accrued expense and other liabilities	(583)	(1,147)	(1,106)
Federal income taxes	3,731	8,637	(5,960)
Other assets	2,126	(470)	924
Intercompany payable/receivable	3,087	(7,155)	(718)
Net cash provided by (used in) operating activities	9,659	(1,225)	(6,601)

Investing activities
Purchase of fixed maturity securities	(9,024)	—	—
Purchase of equity securities	(14,990)	—	—
Proceeds from sale of fixed maturity securities	147,256	—	59,660
Proceeds from maturities and redemptions of investments	22,420	12,319	10,000
Cash dividends received from subsidiaries	67,380	38,383	27,700
Restricted cash used in investing activities	(1)	(2,000)	(17)
Net cash provided by investing activities	213,041	48,702	97,343

Financing activities
Acquisition of treasury stock	(91,975)	(63,592)	(74,185)
Cash transactions related to stock-based compensation	1,019	(1,135)	(123)
Dividends paid to stockholders	(8,943)	(9,935)	(11,031)
Payments on notes payable	(10,000)	—	(50,000)
Net cash used in financing activities	(109,899)	(74,662)	(135,339)

Net increase (decrease) in cash and cash equivalents	112,801	(27,185)	(44,597)
Cash and cash equivalents at the beginning of the period	27,991	55,176	99,773
Cash and cash equivalents at the end of the period	$140,792	$27,991	$55,176
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
EHI prepares its condensed financial statements in accordance with U.S. generally accepted accounting principles (GAAP), using the equity method. Under the equity method, the investment in subsidiaries is stated at cost plus equity in earnings (loss) of its subsidiaries. EHI receives dividends from its insurance subsidiaries in the form of cash and securities. The book value for these securities is stated at the fair market value at the date of transfer. These condensed financial statements should be read in conjunction with EHI's consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
3. Investments
EHI holds fixed maturity securities at December 31, 2011 for purposes of securing the Third and Amended and Restated Secured Revolving Credit Facility (Amended Credit Facility). The amortized cost and estimated fair value of fixed maturity securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$31,589	$31,886
Due after one year through five years	89,772	97,632
Due after five years through ten years	27,290	29,914
Due after 10 years	34,366	35,583
Total	$183,017	$195,015
At December 31, 2011, the fixed maturity securities had unrealized gains of $12.0 million which are included in accumulated comprehensive income, net in the accompanying condensed balance sheets.
During 2011, EHI purchased equity securities and utilized market quotations to determine their fair values.
4. Notes Payable
On December 28, 2010, EHI and Wells Fargo Bank, National Association (Wells Fargo) entered into the Amended Credit Facility. See Note 10 of the Consolidated Financial Statements of Employers Holdings, Inc. and Subsidiaries included herein for a description of the terms of the Amended Credit Facility. Interest paid during the years ended December 31, 2011, 2010, and 2009 totaled $2.0 million, $4.4 million, and $5.8 million, respectively. In accordance with the terms of the contract, a repayment of $10.0 million was made toward the Amended Credit Facility on December 31, 2011. The Amended Credit Facility is secured by fixed maturity securities which had a fair value of $126.7 million at December 31, 2011.
5. Stock-Based Compensation
During 2011, EHI awarded 157,570 RSUs to non-employee Directors and officers, and 355,063 non-qualified stock options to officers. During 2010, EHI awarded 195,301 RSUs to non-employee Directors and officers, and 406,020 non-qualified stock options to officers. See Note 13 of the Consolidated Financial Statements of Employers Holdings, Inc. and Subsidiaries' included herein for a detailed description of the stock-based compensation.

Schedule VI. Supplemental Information Concerning Property - Casualty Insurance Operations

Employers Holdings, Inc. and Subsidiaries
Consolidated Supplemental Information Concerning Property and Casualty Insurance Operations

Year Ended	Deferred Policy Acquisition Costs	Reserves For Unpaid Losses And LAE	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Related to Current Years	Losses and LAE Related to Prior Years	Amortization of Deferred Policy Acquisition Costs	Paid Losses And LAE	Net Premiums Written
(in thousands)
2011	$37,524	$2,272,363	$194,933	$363,424	$80,117	$280,683	$1,127	$74,500	$273,973	$410,038
2010	32,239	2,279,729	149,485	321,786	83,032	227,143	(14,130)	72,071	262,480	313,098
2009	33,695	2,425,658	158,577	404,247	90,484	283,827	(51,359)	87,638	289,443	368,290
Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Employers Holdings, Inc.		10-K	3.1	March 30, 2007
3.2	Amended and Restated Bylaws of Employers Holdings, Inc.		10-Q	3.1	November 5, 2009
4.1	Form of Common Stock Certificate		S-1/A	4.1	January 18, 2007
10.1	Quota Share Reinsurance Agreement, dated as of June 30, 1999, between State Industrial Insurance System of Nevada, D.B.A.: Employers Insurance Company of Nevada and the various Reinsurers as identified by the Interests and Liabilities Agreements attached thereto(1)		S-1/A	10.1	January 18, 2007
10.2	Producer Agreement, dated as of May 1, 2005, between Employers Compensation Insurance Company and Automatic Data Processing Insurance Agency, Inc. (1)		S-1/A	10.2	January 18, 2007
10.3	Joint Marketing and Network Access Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	10.3	January 18, 2007
10.4	Joint Marketing and Network Access Agreement, dated as of July 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	10.4	January 18, 2007
*10.5	Employers Holdings, Inc. Equity and Incentive Plan Stock Option Agreement		8-K	10.1	August 10, 2007
*10.6	Employers Holdings, Inc. Equity and Incentive Plan Performance Share Agreement		8-K	10.2	August 10, 2007
*10.7	Employers Holdings, Inc. Amended and Restated Equity Incentive Plan		8-K	10.1	May 28, 2010
*10.8	Form of Restricted Stock Unit Agreement		8-K	10.1	June 2, 2008
*10.9	Form of Restricted Stock Unit Agreement for Non-Employee Directors		10-Q	10.1	August 7, 2009
*10.10	Employment Agreement by and between Employers Holdings, Inc. and Douglas D. Dirks, dated December 17, 2008 and effective as of January 1, 2009		8-K	10.1	December 23, 2008
*10.11	Employment Agreement by and between Employers Holdings, Inc. and Ann W. Nelson, dated December 5, 2011 and effective as of January 1, 2012		8-K	10.1	December 8, 2011
*10.12	Employment Agreement by and between Employers Holdings, Inc. and John P. Nelson, dated December 5, 2011, and effective as of January 1, 2012		8-K	10.2	December 8, 2011

*10.13	Employment Agreement by and between Employers Holdings, Inc. and Lenard T. Ormsby, dated December 5, 2011 and effective as of January 1, 2012		8-K	10.3	December 8, 2011
*10.14	Employment Agreement by and between Employers Holdings, Inc. and William E. Yocke, dated December 5, 2011 and effective as of January 1, 2012		8-K	10.4	December 8, 2011
10.15	Third Amended and Restated Credit Agreement, dated December 30, 2010, between Employers Holdings, Inc. and Wells Fargo Bank, National Association		8-K	10.1	December 30, 2010
10.16	Third Amended and Restated Revolving Line of Credit Note, dated December 30, 2010, between Employers Holdings Inc. and Wells Fargo Bank, National Association		8-K	10.2	December 30, 2010
10.17	Separation and Release Agreement by and between Employers Insurance Company of Nevada and Martin J. Welch, dated January 18, 2011 and effective February 1, 2011		10-K	10.18	February 24, 2011
21.1	Subsidiaries of Employers Holdings, Inc.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of William E. Yocke Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of William E. Yocke Pursuant to Section 906	X
**101.INS	XBRL Instance Document	X
**101.SCH	XBRL Taxonomy Extension Schema Document	X
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
**101.DEF	XBRL Taxonomy Definition Linkbase Document	X
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reno, State of Nevada on March 1, 2012.

EMPLOYERS HOLDINGS, INC.

By:	/s/ Douglas D. Dirks
Name: Douglas D. Dirks
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Kolesar	Chairman of the Board	March 1, 2012
Robert J. Kolesar

/s/ Douglas D. Dirks	President and Chief Executive Officer, Director (Principal Executive Officer)	March 1, 2012
Douglas D. Dirks

/s/ William E. Yocke	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2012
William E. Yocke

/s/ Richard W. Blakey	Director	March 1, 2012
Richard W. Blakey

/s/ Valerie R. Glenn	Director	March 1, 2012
Valerie R. Glenn

*	Director	March 1, 2012
Rose E. McKinney-James

/s/ Ronald F. Mosher	Director	March 1, 2012
Ronald F. Mosher

/s/ Katherine W. Ong	Director	March 1, 2012
Katherine W. Ong

/s/ Michael D. Rumbolz	Director	March 1, 2012
Michael D. Rumbolz

/s/ John P. Sande III	Director	March 1, 2012
John P. Sande III
*The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated director of the registrant and filed herewith as Exhibit 24.1 on behalf of the registrant.

By:	/s/ Lenard T. Ormsby
(Lenard T. Ormsby, as Attorney-in Fact)