Form 10-Q
period 2012-03-31
Employers Holdings, Inc.
filed 2012-05-09
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	April 30, 2012
Common Stock, $0.01 par value per share	31,613,958 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	As of	As of
	March 31, 2012	December 31, 2011
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $1,739,320 at March 31, 2012 and $1,706,216 at December 31, 2011)	$1,881,346	$1,852,699
Equity securities at fair value (cost $80,064 at March 31, 2012 and $64,962 at December 31, 2011)	125,126	98,046
Total investments	2,006,472	1,950,745
Cash and cash equivalents	201,555	252,300
Restricted cash and cash equivalents	10,611	6,299
Accrued investment income	18,901	19,537
Premiums receivable (less bad debt allowance of $5,761 at March 31, 2012 and $5,546 at December 31, 2011)	186,361	160,443
Reinsurance recoverable for:
Paid losses	10,719	10,729
Unpaid losses	929,349	940,840
Funds held by or deposited with reinsureds	496	1,102
Deferred policy acquisition costs	38,763	37,524
Federal income taxes recoverable	972	1,993
Deferred income taxes, net	24,656	22,140
Property and equipment, net	11,998	11,360
Intangible assets, net	11,425	11,728
Goodwill	36,192	36,192
Other assets	17,621	18,812
Total assets	$3,506,091	$3,481,744

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,271,422	$2,272,363
Unearned premiums	225,698	194,933
Policyholders’ dividends accrued	3,734	3,838
Total claims and policy liabilities	2,500,854	2,471,134
Commissions and premium taxes payable	31,267	28,905
Accounts payable and accrued expenses	17,357	16,446
Deferred reinsurance gain—LPT Agreement	349,038	353,194
Notes payable	122,000	122,000
Other liabilities	19,855	15,879
Total liabilities	3,040,371	3,007,558

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 53,969,903 and 53,948,442 shares issued and 31,935,474 and 32,996,809 shares outstanding at March 31, 2012 and December 31, 2011, respectively	540	540
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	320,086	318,989
Retained earnings	362,972	358,693
Accumulated other comprehensive income, net	121,607	116,719
Treasury stock, at cost (22,034,429 shares at March 31, 2012 and 20,951,633 shares at December 31, 2011)	(339,485)	(320,755)
Total stockholders’ equity	465,720	474,186
Total liabilities and stockholders’ equity	$3,506,091	$3,481,744
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Revenues	(unaudited)
Net premiums earned	$109,900	$82,427
Net investment income	18,385	20,493
Realized gains on investments, net	1,778	234
Other income	81	120
Total revenues	130,144	103,274

Expenses
Losses and loss adjustment expenses	80,923	59,421
Commission expense	13,529	10,281
Policyholder dividends	847	1,012
Underwriting and other operating expenses	32,142	25,678
Interest expense	902	917
Total expenses	128,343	97,309

Net income before income taxes	1,801	5,965
Income tax (benefit)	(4,421)	(2,380)
Net income	$6,222	$8,345

Comprehensive income
Unrealized gains (losses) during the period (net of taxes of $3,255 and $(1,530) for the three months ended March 31, 2012 and March 31, 2011, respectively)	$6,044	$(2,844)
Less: reclassification adjustment for realized gains in net income (net of taxes of $622 and $82 for the three months ended March 31, 2012 and March 31, 2011, respectively)	1,156	152
Other comprehensive income (loss), net of tax	4,888	(2,996)

Total comprehensive income	$11,110	$5,349

Earnings per common share (Note 10):
Basic	$0.19	$0.22
Diluted	$0.19	$0.21
Cash dividends declared per common share	$0.06	$0.06

Realized gains on investments, net
Net realized gains on investments before credit related impairments on fixed maturity securities	$2,246	$234
Other than temporary impairment, credit losses recognized in earnings	(468)	—
Portion of impairment recognized in other comprehensive income	—	—
Realized gains on investments, net	$1,778	$234

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Three Months Ended
	March 31,
	2012	2011
Operating activities	(unaudited)
Net income	$6,222	$8,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,414	1,841
Stock-based compensation	1,241	640
Amortization of premium on investments, net	1,533	2,017
Allowance for doubtful accounts	215	(599)
Deferred income tax expense	(5,149)	(1,397)
Realized gains on investments, net	(1,778)	(234)
Realized losses on retirement of assets	346	68
Change in operating assets and liabilities:
Accrued investment income	636	1,597
Premiums receivable	(26,133)	(19,196)
Reinsurance recoverable for paid and unpaid losses	11,501	11,419
Funds held by or deposited with reinsureds	606	1,019
Federal income taxes recoverable	1,021	(997)
Unpaid losses and loss adjustment expenses	(941)	(11,990)
Unearned premiums	30,765	18,086
Accounts payable, accrued expenses and other liabilities	4,886	467
Deferred reinsurance gain – LPT Agreement	(4,156)	(4,519)
Other	2,211	(1,252)
Net cash provided by operating activities	24,440	5,315
Investing activities
Purchase of fixed maturities	(108,315)	(23,925)
Purchase of equity securities	(18,520)	(1,054)
Proceeds from sale of fixed maturities	28,657	22,099
Proceeds from sale of equity securities	3,497	1,096
Proceeds from maturities and redemptions of investments	46,721	49,457
Proceeds from sale of fixed assets	42	—
Capital expenditures and other	(2,138)	(863)
Restricted cash and cash equivalents (used in) provided by investing activities	(4,312)	5,628
Net cash (used in) provided by investing activities	(54,368)	52,438
Financing activities
Acquisition of treasury stock	(18,730)	(8,591)
Cash transactions related to stock-based compensation	(148)	554
Dividends paid to stockholders	(1,939)	(2,310)
Net cash used in financing activities	(20,817)	(10,347)
Net (decrease) increase in cash and cash equivalents	(50,745)	47,406
Cash and cash equivalents at the beginning of the period	252,300	119,825
Cash and cash equivalents at the end of the period	$201,555	$167,231
 See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 (Unaudited)
1. Basis of Presentation and Summary of Operations
Employers Holdings, Inc. (EHI) is a Nevada holding company. Through its wholly owned insurance subsidiaries, Employers Insurance Company of Nevada (EICN), Employers Compensation Insurance Company (ECIC), Employers Preferred Insurance Company (EPIC), and Employers Assurance Company (EAC), EHI is engaged in the commercial property and casualty insurance industry, specializing in workers' compensation products and services. Unless otherwise indicated, all references to the “Company” refer to EHI, together with its subsidiaries.
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
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
2. Deferred Policy Acquisition Costs (DAC)
In October 2010, the Financial Accounting Standards Board (FASB) issued guidance on Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts that became effective in 2012. This guidance changed the definition of acquisition costs which may be capitalized to specify costs that relate directly to the successful acquisition of new or renewal insurance contracts, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. It also defines incremental direct costs that must be capitalized as costs that result directly from contract transactions that are essential to contract issuance, which would not have been incurred had the contract transaction not occurred. All other costs are expensed as incurred. Capitalized costs are amortized over the life of the contract.
The Company adopted this standard on a prospective basis on January 1, 2012. During the first quarter of 2012, the Company capitalized $22.1 million of acquisition costs under the new guidance. Under the previous guidance, the amount capitalized would have been $25.7 million. During the first quarter of 2012, the total effect of implementing this guidance was a $3.6 million decrease in the amount capitalized and a $0.6 million decrease in the amortization expense. The total amortization expense during the first quarter of 2012 was $20.8 million. The Company expects that the total impact of this new guidance for 2012 will be approximately $7 million in increased underwriting and other operating expenses.

3. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	March 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets
Investments	$2,006,472	$2,006,472	$1,950,745	$1,950,745
Cash and cash equivalents	201,555	201,555	252,300	252,300
Restricted cash and cash equivalents	10,611	10,611	6,299	6,299
Financial liabilities
Notes payable	122,000	125,877	122,000	130,447
The Company's estimates of fair value for financial liabilities are based on a combination of the variable interest rates for the Company's existing line of credit and notes with similar durations to discount the projection of future payments on notes payable, and have been determined to be Level 2 fair value measurements, as defined below. Assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based upon the levels of judgment associated with the inputs used to measure their fair value. Level inputs are defined as follows:

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
The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:
Fair values of available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, who generally use Level 1 or Level 2 inputs. The Company obtains a quoted price for each security from third party pricing services. The quoted prices are derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. The Company also performs quarterly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If unusual fluctuations are noted in this review, the Company may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to prices obtained from third party pricing services as of March 31, 2012 or December 31, 2011 that were material to the consolidated financial statements.
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

The following table presents the items on the accompanying consolidated balance sheets that are stated at fair value and the fair value measurements.

	March 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$149,572	$—	$—	$137,365	$—
U.S. Agencies	—	100,965	—	—	108,448	—
States and municipalities	—	758,181	—	—	789,636	—
Corporate	—	547,636	—	—	501,669	—
Residential mortgage-backed securities	—	279,714	—	—	281,511	—
Commercial mortgage-backed securities	—	33,069	—	—	21,665	—
Asset-backed securities	—	12,209	—	—	12,405	—
Total fixed maturity securities	$—	$1,881,346	$—	$—	$1,852,699	$—
Equity securities	$125,126	$—	$—	$98,046	$—	$—
4. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At March 31, 2012	(in thousands)
Fixed maturity securities
U.S. Treasuries	$137,091	$12,609	$(128)	$149,572
U.S. Agencies	94,432	6,546	(13)	100,965
States and municipalities	693,261	64,920	—	758,181
Corporate	508,602	39,505	(471)	547,636
Residential mortgage-backed securities	261,965	18,227	(478)	279,714
Commercial mortgage-backed securities	32,169	951	(51)	33,069
Asset-backed securities	11,800	409	—	12,209
Total fixed maturity securities	1,739,320	143,167	(1,141)	1,881,346
Equity securities	80,064	45,407	(345)	125,126
Total investments	$1,819,384	$188,574	$(1,486)	$2,006,472

At December 31, 2011
Fixed maturity securities
U.S. Treasuries	$122,144	$15,222	$(1)	$137,365
U.S. Agencies	101,520	6,942	(14)	108,448
States and municipalities	719,431	70,391	(186)	789,636
Corporate	467,470	35,745	(1,546)	501,669
Residential mortgage-backed securities	262,961	19,154	(604)	281,511
Commercial mortgage-backed securities	20,756	910	(1)	21,665
Asset-backed securities	11,934	471	—	12,405
Total fixed maturity securities	1,706,216	148,835	(2,352)	1,852,699
Equity securities	64,962	34,639	(1,555)	98,046
Total investments	$1,771,178	$183,474	$(3,907)	$1,950,745
The amortized cost and estimated fair value of fixed maturity securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$86,826	$88,391
Due after one year through five years	607,076	646,971
Due after five years through ten years	549,776	610,977
Due after ten years	189,708	210,015
Mortgage and asset-backed securities	305,934	324,992
Total	$1,739,320	$1,881,346

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of March 31, 2012 and December 31, 2011.

	March 31, 2012			December 31, 2011
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
Less than 12 months:	(dollars in thousands)
Fixed maturity securities
U.S. Treasuries	$26,822	$(97)	7	$5,076	$(1)	2
U.S. Agencies	5,150	(13)	1	11,124	(14)	3
States and municipalities	—	—	—	5,094	(185)	1
Corporate	34,524	(462)	18	64,846	(1,481)	30
Residential mortgage-backed securities	22,027	(102)	19	4,916	(20)	14
Commercial mortgage-backed securities	12,529	(51)	4	1,464	(1)	1
Total fixed maturity securities	101,052	(725)	49	92,520	(1,702)	51
Equity securities	8,297	(340)	39	12,443	(1,462)	57
Total less than 12 months	$109,349	$(1,065)	88	$104,963	$(3,164)	108

Greater than 12 months:
Fixed maturity securities
U.S. Treasuries	$4,309	$(31)	2	$—	$—	—
States and municipalities	—	—	—	1,049	(1)	1
Corporate	1,077	(9)	1	1,024	(65)	1
Residential mortgage-backed securities	2,849	(376)	5	2,692	(584)	5
Total fixed maturity securities	8,235	(416)	8	4,765	(650)	7
Equity securities	96	(5)	2	452	(93)	4
Total greater than 12 months	$8,331	$(421)	10	$5,217	$(743)	11

Total available-for-sale:
Fixed maturity securities
U.S. Treasuries	$31,131	$(128)	9	$5,076	$(1)	2
U.S. Agencies	5,150	(13)	1	11,124	(14)	3
States and municipalities	—	—	—	6,143	(186)	2
Corporate	35,601	(471)	19	65,870	(1,546)	31
Residential mortgage-backed securities	24,876	(478)	24	7,608	(604)	19
Commercial mortgage-backed securities	12,529	(51)	4	1,464	(1)	1
Total fixed maturity securities	109,287	(1,141)	57	97,285	(2,352)	58
Equity securities	8,393	(345)	41	12,895	(1,555)	61
Total available-for-sale	$117,680	$(1,486)	98	$110,180	$(3,907)	119
Based on reviews of the fixed maturity securities, the Company determined that unrealized losses as of March 31, 2012 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent on not selling the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or to maturity.

Based on reviews of the equity securities as of March 31, 2012, the Company recognized total impairments of $0.5 million in the fair values of six equity securities as a result of the severity and duration of the change in fair values of those securities.
Realized gains on investments, net and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Realized gains on investments, net
Fixed maturity securities
Gross gains	$1,703	$67
Gross losses	(5)	(94)
Realized gains (losses) on fixed maturity securities, net	$1,698	$(27)
Equity securities
Gross gains	$548	$264
Gross losses	(468)	(3)
Realized gains on equity securities, net	$80	$261
Total	$1,778	$234
Change in unrealized gains (losses)
Fixed maturity securities	$(4,457)	$(8,937)
Equity securities	11,978	4,329
Total	$7,521	$(4,608)
Net investment income was as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Fixed maturity securities	$18,218	$20,544
Equity securities	648	449
Cash equivalents and restricted cash	154	105
	19,020	21,098
Investment expenses	(635)	(605)
Net investment income	$18,385	$20,493
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with the states in which it does business. As of March 31, 2012 and December 31, 2011, securities having a fair value of $520.7 million and $522.6 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the types of securities that are eligible for deposit. The deposits are limited to fixed maturity securities in all states. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of securities held in trust for reinsurance at March 31, 2012 and December 31, 2011 was $39.3 million and $40.3 million, respectively. The Company's debt was secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $117.6 million and $126.7 million at March 31, 2012 and December 31, 2011, respectively.

5. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rates for the periods presented.

	Three Months Ended
	March 31,
	2012	2011
Expense computed at statutory rate	35.0%	35.0%
Dividends received deduction and tax-exempt interest	(165.6)	(49.4)
LPT Agreement	(115.9)	(26.8)
Other	1.0	1.3
Effective tax rate	(245.5)%	(39.9)%
6. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,272,363	$2,279,729
Less reinsurance recoverables for unpaid losses and LAE	940,840	956,043
Net unpaid losses and LAE at beginning of period	1,331,523	1,323,686
Losses and LAE, net of reinsurance, incurred in:
Current period	84,554	63,110
Prior periods	525	830
Total net losses and LAE incurred during the period	85,079	63,940
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	4,521	3,690
Prior periods	70,008	62,818
Total net payments for losses and LAE during the period	74,529	66,508
Ending unpaid losses and LAE, net of reinsurance	1,342,073	1,321,118
Reinsurance recoverable for unpaid losses and LAE	929,349	946,621
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,271,422	$2,267,739
Total net losses and LAE included in the above table excludes the impact of the amortization of the deferred reinsurance gain—LPT Agreement (Deferred Gain) (Note 7).
The increase in the estimates of incurred losses and LAE attributable to insured events for prior periods was entirely related to the Company's assigned risk business.
7. LPT Agreement
The Company is party to a 100% quota share retroactive reinsurance agreement (LPT Agreement) under which $1.5 billion in liabilities for losses and LAE related to claims incurred by EICN prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The initial Deferred Gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The Company amortized $4.2 million and $4.5 million of the Deferred Gain for the three months ended March 31, 2012 and 2011, respectively. Any adjustments to the Deferred Gain are recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income. No adjustments occurred in the current period. The remaining Deferred Gain was $349.0 million and $353.2 million as of March 31, 2012 and December 31, 2011, respectively, and is included in the accompanying consolidated balance sheets. The estimated remaining liabilities subject to the LPT Agreement were $798.0 million and $807.5 million as of March 31, 2012 and December 31, 2011, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $579.4 million and $569.9 million through March 31, 2012 and December 31, 2011, respectively.

8. Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	March 31, 2012	December 31, 2011
	(in thousands)
Net unrealized gain on investments, before taxes	$187,088	$179,567
Deferred tax expense on net unrealized gains	(65,481)	(62,848)
Total accumulated other comprehensive income, net	$121,607	$116,719
9. Stock-Based Compensation
In March 2012, the Company awarded stock options, restricted stock units (RSUs) and performance share awards (PSAs) to certain officers of the Company as follows:

	Number Awarded	Fair Value on Date of Grant	Exercise Price	Aggregate Fair Value on Date of Grant
				(in millions)
Stock options(1)	242,300	$5.64	$17.02	$1.4
Restricted stock units(1)	79,450	17.02	—	1.4
Performance share awards(2)	158,900	17.02	—	2.7

(1)
The stock options and RSUs have a service vesting period of four years after the date awarded and vest 25% on each of the subsequent four anniversaries of the grant date. The stock options and RSUs are subject to accelerated vesting in certain circumstances, such as: death or disability, or in connection with change of control of the Company. The stock options expire seven years from the date of grant.

(2)	The PSAs have a performance period of three years and are subject to certain performance goals with payouts that range from 0% to 200% of the target awards.
A total of 315 and 92,646 stock options were exercised during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.
10. Earnings Per Share
Basic earnings per share includes no dilution and is computed by dividing income applicable to stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilutive impact of all convertible securities on earnings per share. Diluted earnings per share includes shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if outstanding options were to be exercised.The following table presents the net income and the weighted average shares outstanding used in the earnings per common share calculations.

	Three Months Ended
	March 31,
	2012	2011
	(in thousands, except share data)
Net income available to stockholders—basic and diluted	$6,222	$8,345
Weighted average number of shares outstanding—basic	32,649,205	38,674,176
Effect of dilutive securities:
Performance share awards	1,847	—
Stock options	90,217	92,847
Restricted stock units	84,822	110,101
Dilutive potential shares	176,886	202,948
Weighted average number of shares outstanding—diluted	32,826,091	38,877,124

Diluted earnings per share exclude outstanding options and other common stock equivalents in periods where the inclusion of such potential common stock instruments would be anti-dilutive. The following table presents options and RSUs that were excluded from diluted earnings per share.

	Three Months Ended
	March 31,
	2012	2011
Options excluded as the exercise price was greater than the average market price	936,680	1,074,635
Options and RSUs excluded under the treasury method, as the potential proceeds on settlement or exercise price was greater than the value of shares acquired	556,055	456,435

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to “we,” “us,” “our,” “the Company” or similar terms refer to Employers Holdings, Inc. (EHI), together with its subsidiaries. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2011 (Annual Report).
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
We target small businesses, as we believe that this market is traditionally characterized by fewer competitors, more attractive pricing, and stronger persistency when compared to the U.S. workers’ compensation insurance industry in general. We believe we are able to price our policies at levels that are competitive and profitable over the long-term. Our underwriting approach is to consistently underwrite small business accounts at appropriate and competitive prices without sacrificing long-term profitability and stability for short-term top-line revenue growth.
Our goal is to maintain our focus on disciplined underwriting and to continue to pursue profitable growth opportunities across market cycles; however, we continue to be affected by the impacts of the 2008-2009 recession. The pace of recovery remains persistently slow and, although total employment and payroll are increasing, we do not believe overall economic conditions will change significantly in the near-term.
We market and sell our workers' compensation insurance products through independent local, regional, and national agents and brokers; through our strategic partnerships and alliances, including our principal partners ADP, Inc. and Anthem Blue Cross of California; and through relationships with national and regional trade groups and associations, including the National Federation of Independent Business.
Results of Operations
Overall, net income was $6.2 million and $8.3 million for the three months ended March 31, 2012 and 2011, respectively. We recognized underwriting losses of $17.5 million and $14.0 million for the same periods, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, dividends to policyholders, and underwriting and other operating expenses from net premiums earned. Key factors that affected our financial performance during the three months ended March 31, 2012, compared to the same period of 2011, include:

•	Gross premiums written increased 38%;

•	Net premiums earned increased 33%;

•	Losses and LAE increased 36%;

•	Underwriting and other operating expenses increased 25%; and

•	Income tax benefit increased to $4.4 million in 2012, from $2.4 million in 2011.

Additionally, the Financial Accounting Standards Board issued guidance that, beginning in 2012, changed the definition of policy acquisition costs which may be capitalized. Our underwriting and other operating expenses increased $3.0 million during the three months ended March 31, 2012 as a result of this change (see Note 2 in the Notes to Consolidated Financial Statements for additional information). We expect that the total impact for 2012 will be approximately $7 million in increased underwriting and other operating expenses.
We measure our performance by our ability to increase stockholders’ equity, including the impact of the deferred reinsurance gain–LPT Agreement (Deferred Gain), over the long-term. The following table shows our stockholders' equity including the Deferred Gain, stockholders' equity on a GAAP basis, and number of common shares outstanding at:

	March 31, 2012	December 31, 2011
	(in thousands, expect share data)
Stockholders' equity including the Deferred Gain(1)	$814,758	$827,380
GAAP stockholders' equity	$465,720	$474,186
Common shares outstanding	31,935,474	32,996,809

(1)
Stockholders' equity, including the Deferred Gain, is a non-GAAP measure that is defined as total stockholders' equity plus the Deferred Gain, which we believe is an important supplemental measure of our capital position.

The comparative components of net income are set forth in the following table:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Gross premiums written	$142,794	$103,227
Net premiums written	$140,364	$101,126

Net premiums earned	$109,900	$82,427
Net investment income	18,385	20,493
Realized gains on investments	1,778	234
Other income	81	120
Total revenues	130,144	103,274

Losses and LAE	80,923	59,421
Commission expense	13,529	10,281
Policyholder dividends	847	1,012
Underwriting and other operating expenses	32,142	25,678
Interest expense	902	917
Income tax benefit	(4,421)	(2,380)
Total expenses	123,922	94,929
Net income	$6,222	$8,345
Less impact of the Deferred Gain	$4,156	$4,519
Net income before impact of the Deferred Gain(1)	$2,066	$3,826

(1)
We define net income before impact of the Deferred Gain as net income less: (a) amortization of Deferred Gain and (b) adjustments to LPT Agreement ceded reserves. Deferred Gain reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries, and the amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, reinsurance recoverables, and the Deferred Gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of the Deferred Gain is not a measurement of financial performance under GAAP, but rather reflects the difference in accounting treatment between statutory and GAAP, and should not be considered in isolation or as an alternative to net income before income taxes, net income, or any other measure of performance derived in accordance with GAAP.

We present net income before impact of the Deferred Gain because we believe that it is an important supplemental measure of operating performance to be used by analysts, investors and other interested parties in evaluating us. The LPT Agreement was a non-recurring transaction and the Deferred Gain does not result in ongoing cash benefits. Consequently, we believe this presentation is useful in providing a meaningful understanding of our operating performance. In addition, we believe this non-GAAP measure, as we have defined it, is helpful to our management in identifying trends in our performance because the excluded item has limited significance on our current and ongoing operations.
Net Premiums Earned
Net premiums earned increased 33.3% for the three months ended March 31, 2012, compared to the corresponding period in 2011. This increase is primarily due to increasing policy count as we continue to execute our growth strategy.
The following table shows the percentage change in our in-force premium, policy count, average policy size, payroll exposure upon which our premiums are based, and net rate.

	As of March 31, 2012
	Year-to-Date Increase (Decrease)	Year-Over-Year Increase (Decrease)
In-force premiums	10.0%	32.6%
In-force policy count	9.7	38.7
Average in-force policy size	0.3	(4.4)
In-force payroll exposure	8.8	31.8
Net rate(1)	1.2	0.6

(1)
Net rate, defined as total premium in-force divided by total insured payroll exposure, is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Our in-force premiums and number of policies in-force by select states were as follows:

	March 31, 2012		December 31, 2011		March 31, 2011		December 31, 2010
State	Premiums In-force	Policies In-force	Premiums In-force	Policies In-force	Premiums In-force	Policies In-force	Premiums In-force	Policies In-force
	(dollars in thousands)
California	$247,762	39,931	$221,910	36,867	$177,482	30,996	$172,621	29,244
Illinois	27,075	2,813	24,744	2,433	19,927	1,213	18,617	932
Georgia	18,240	2,301	16,393	2,050	11,607	1,056	10,772	757
Nevada	15,510	3,819	14,639	3,718	16,197	3,577	16,940	3,596
Florida	15,476	2,499	15,226	2,399	15,096	2,133	15,071	1,963
Other	109,391	15,245	101,009	13,226	86,549	9,053	87,116	8,069
Total	$433,454	66,608	$393,921	60,693	$326,858	48,028	$321,137	44,561
Our strategic partnerships and alliances generated $102.4 million and $71.9 million, or 23.6% and 22.0%, of our in-force premiums as of March 31, 2012 and 2011, respectively. This increase was primarily due to the higher retention rates for this business than for business produced by our independent agents. We believe that the bundling of products and services through these relationships has contributed to the higher retention rates. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to expand our existing relationships and actively seek new partnerships and alliances.
As of March 31, 2012, over one-half of our business was generated in California, where our policy count increased 8.3% year-to-date.
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
In August 2011, the WCIRB modified its benchmark for pure premium rates. The WCIRB's pure premium rate filings are now based on the industry average filed pure premium rate, rather than the pure premium rate approved by the California Commissioner of Insurance. The WCIRB submitted its benchmark for the proposed advisory pure premium rate to be effective January 1, 2012. The WCIRB noted that while 2012 projected claims costs continue to be below pre-reform highs and the proposed pure premium rate was slightly less than the industry average filed rate, these rates reflected significant deterioration in projected losses and LAE and less optimistic economic forecasts, compared to the prior year.
In April 2012, the WCIRB submitted its pure premium rate filing recommending an increase in advisory pure premium rates to be effective July 1, 2012. That filing proposed a 4.1% increase over the industry average filed pure premium rate as of January 1, 2012. The filing was based on an analysis of December 31, 2011 experience and reflects increased loss development on the 2010 and 2011 accident years, increased LAE, and lower forecasts of wage growth in California for 2012 and 2013.
We set our own premium rates in California based upon actuarial analyses of current and anticipated loss trends with a goal of maintaining underwriting profitability. Due to increasing loss costs, primarily medical cost inflation, we have increased our filed premium rates in California by a cumulative 41.3% since February 1, 2009, including a 6.0% rate increase to be effective for new and renewal policies incepting on or after June 15, 2012.
The following table sets forth the percentage increases to our filed California rates effective for new and renewal policies incepting on or after the dates shown.

Effective Date	Premium Rate Change Filed in California
February 1, 2009	10.0%
August 15, 2009	10.5
March 15, 2010	3.0
March 15, 2011	2.5
September 15, 2011	3.9
June 15, 2012	6.0
We expect that total premiums in 2012 will continue to reflect:

•	overall rate increases;

•	increasing policy count as we continue to execute our growth strategy;

•	increasing average policy size; and

•	lessened competitive pressures.
Net Investment Income and Realized Gains on Investments
We invest our holding company assets, statutory surplus, and the funds supporting our insurance liabilities, including unearned premiums and unpaid losses and LAE. We invest in fixed maturity securities, equity securities, and cash equivalents. Net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities, less bank service charges and custodial and portfolio management fees. We have established a high quality/short duration bias in our investment portfolio.
Net investment income decreased 10.3% for the three months ended March 31, 2012, compared to the corresponding period of 2011. The decrease was primarily related to the timing of purchases of $126.8 million in fixed maturity and equity securities during the first quarter of 2012 and a decrease in the average pre-tax book yield on invested assets to 4.1% for the three months ended March 31, 2012, compared to 4.3% for the three months ended 2011. The tax-equivalent yield on invested assets decreased to 4.9% at March 31, 2012, compared to 5.3% at March 31, 2011.
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
Net realized gains on investments were $1.8 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.
Additional information regarding our Investments is set forth under “—Liquidity and Capital Resources—Investments.”
Combined Ratio
The combined ratio, expressed as a percentage, is a key measurement of underwriting profitability. The combined ratio is the sum of the loss and LAE ratio, the commission expense ratio, policyholder dividends ratio, and underwriting and other operating expenses ratio. When the combined ratio is below 100%, we have recorded underwriting income, and conversely, when the combined ratio is greater than 100%, we cannot be profitable without investment income. Because we only have one operating segment, holding company expenses are included in our calculation of the combined ratio.

The following table provides the calculation of our calendar year combined ratios.

	Three Months Ended
	March 31,
	2012	2011
Loss and LAE ratio	73.6%	72.1%
Underwriting and other operating expenses ratio	29.3	31.1
Commission expense ratio	12.3	12.5
Policyholder dividends ratio	0.8	1.2
Combined ratio	116.0%	116.9%
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
In California, we are experiencing an increase in indemnity claims frequency (the number of claims expressed as a percentage of payroll). Our loss experience also indicates an upward trend in medical and indemnity costs that are reflected in our current accident year loss estimate. We are seeing increased medical and indemnity costs in many of our other states, partially offset by continuing favorable loss cost trends in Nevada. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. We assume that increasing medical and indemnity cost trends will continue to impact our long-term claims costs and current accident year loss estimate.
Overall, losses and LAE increased 36.2% for the three months ended March 31, 2012, compared to the same period of 2011, primarily due to an increase in net earned premiums. Prior accident year loss development in both periods was entirely related to our assigned risk business. Our current accident year loss estimates were 76.9% and 76.6% for the three months ended March 31, 2012 and 2011, respectively.
The table below reflects the losses and LAE reserve adjustments.

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
Prior accident year loss development, net	$(0.5)	$(0.8)
LPT amortization of the deferred reinsurance gain	$4.2	$4.5
Excluding the impact from the LPT Agreement, losses and LAE would have been $85.1 million and $63.9 million, or 77.4% and 77.6% of net premiums earned, for the three months ended March 31, 2012 and 2011, respectively.
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
Underwriting and other operating expenses increased 25.2% for the three months ended March 31, 2012, compared to the same period of 2011. During the three months ended March 31, 2012, compensation related expenses increased $1.1 million, premium taxes and assessments increased $0.8 million, and our bad debt expense increased $0.7 million, compared to the same period of 2011. Additionally, implementation of the new accounting guidance for deferred policy acquisition costs resulted in a $3.0 million increase in our underwriting and other operating expenses for the three months ended March 31, 2012. Excluding the impact of this new guidance, underwriting and other operating expenses would have increased 13.5% for the three months ended March 31, 2012, compared to the same period of 2011.

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
Commission expense increased 31.6% for the three months ended March 31, 2012, compared to the corresponding period of 2011, primarily due to higher net premiums earned in 2012.
Policyholder Dividends Ratio. The policyholder dividends ratio is the ratio (expressed as a percentage) of the policyholder dividends to net premiums earned and measures the cost of returning premium to policyholders in the form of dividends.
In administered pricing states such as Florida and Wisconsin, insurance rates are set by state insurance regulators. Rate competition generally is not permitted and policyholder dividend programs are an important competitive factor in these states. We offer dividend programs to eligible policyholders, under which a portion of the policyholders' premium may be returned in the form of dividends.
Policyholder dividends were $0.8 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively. Policyholder dividends may fluctuate from time to time due to changes in premium levels on dividend policies and the eligibility of policyholders to receive dividend payments.
Income Tax Benefit
Income tax benefit was $4.4 million and $2.4 million for the three months ended March 31, 2012 and 2011, respectively. The effective tax rates were (245.5)% and (39.9)% for the three months ended March 31, 2012 and 2011, respectively. The increased tax benefit was primarily due to increased tax exempt interest income as a percentage of pretax net income to 351% for the three months ended March 31, 2012, from 139% for the three months ended March 31, 2011.
Liquidity and Capital Resources
Parent Company
Operating Cash and Cash Equivalents. We are a holding company and our ability to fund our operations is contingent upon our insurance subsidiaries and their ability to pay dividends up to the holding company. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. We require cash to pay stockholder dividends, repurchase common stock, make interest and principal payments on our outstanding debt obligations, and fund our operating expenses. We may also use cash to support our growth strategy and maintain the financial strength ratings of our operating subsidiaries.
As of March 31, 2012, the holding company had $146.3 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months. Ten million dollars of our line of credit is payable on each of December 31, 2012 and 2013. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, maturing investments, and dividends from our insurance subsidiaries.
Share Repurchases. In November 2010, the EHI Board of Directors (Board of Directors) authorized a share repurchase program for repurchases of up to $100 million of the Company's common stock from November 8, 2010 through June 30, 2012 (the 2011 Program). In November 2011, the Board of Directors authorized a $100 million expansion of the 2011 Program, to $200 million, and extended the repurchase authority pursuant to the 2011 Program through June 30, 2013. Repurchases under the 2011 Program may be commenced or suspended from time-to-time without prior notice, and the 2011 Program may be suspended or discontinued at any time. From inception of the 2011 Program through March 31, 2012, we repurchased a total of 8,087,586 shares of common stock at an average price of $15.55 per share, including commissions, for a total of $125.8 million.
Outstanding Debt. In December 2010, we entered into the Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility) under which we were provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $117.6 million and $126.7 million at March 31, 2012 and December 31, 2011, respectively. The Amended Credit Facility contains customary non-financial covenants and requires us to maintain $5.0 million of cash and cash equivalents at all times at the holding company. We are currently in compliance with all applicable covenants.
Our capital structure is comprised of outstanding debt and stockholders’ equity. As of March 31, 2012, our capital structure consisted of $90.0 million principal balance on our Amended Credit Facility, $32.0 million in surplus notes maturing in 2034, and $814.8 million of stockholders’ equity, including the Deferred Gain. Outstanding debt was 13.0% of total capitalization, including the Deferred Gain, as of March 31, 2012.
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
Our insurance subsidiaries had total cash and cash equivalents and fixed maturity securities of $272.8 million maturing within the next 24 months at March 31, 2012. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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
Various state regulations require us to keep securities or letters of credit on deposit with the states in which we do business. Securities having a fair value of $520.7 million and $522.6 million were on deposit at March 31, 2012 and December 31, 2011, respectively. These laws and regulations govern both the amount and types of fixed maturity securities that are eligible for deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of securities held in trust for reinsurance was $39.3 million and $40.3 million at March 31, 2012 and December 31, 2011, respectively.
Cash Flows
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the three months ended:

	March 31,
	2012	2011
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$24,440	$5,315
Investing activities	(54,368)	52,438
Financing activities	(20,817)	(10,347)
(Decrease) increase in cash and cash equivalents	$(50,745)	$47,406
Operating Activities. Major components of net cash provided by operating activities for the three months ended March 31, 2012 included net premiums received of $114.7 million, investment income received of $20.6 million, and amounts recovered from reinsurers of $10.2 million. These were partially offset by claims payments of $84.7 million, underwriting and other operating expenses paid of $24.7 million (including premium taxes paid of $6.3 million), and commissions paid of $9.7 million.
Major components of net cash provided by operating activities for the three months ended March 31, 2011 included net premiums received of $80.7 million and investment income received of $24.1 million. These were partially offset by claims payments of $64.5 million and underwriting and other operating expenses paid of $35.0 million.
Investing Activities. The major sources of net cash used in investing activities for the three months ended March 31, 2012 included the purchase of fixed maturity and equity securities.
The major sources of net cash provided by investing activities for the three months ended March 31, 2011 included the sales, maturities, and redemptions of certain fixed maturity securities.
Financing Activities. The majority of cash used in financing activities for the three months ended March 31, 2012 and 2011 was to repurchase $18.7 million and $8.6 million, respectively, of our common stock, and to pay dividends to stockholders.
Investments
The amortized cost of our investment portfolio was $1.8 billion and the fair value was $2.0 billion as of March 31, 2012.

We employ an investment strategy that emphasizes asset quality and considers the durations of fixed maturity securities against anticipated claim payments and expenditures, other liabilities, and capital needs. Our investment portfolio is structured so that investments mature periodically in reasonable relation to current expectations of future claim payments. Currently, we make claim payments from positive cash flow from operations and use excess cash to invest in operations, invest in marketable securities, return capital to our stockholders (through dividends and share repurchases), and fund growth.
As of March 31, 2012, our investment portfolio, which is classified as available-for-sale, consisted of 93.8% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.3 at March 31, 2012. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "AA." Our fixed maturity securities portfolio had a weighted average quality of “AA” as of March 31, 2012, with 68.5% of the portfolio rated “AA” or better, based on market value.
We carry our portfolio of equity securities on our balance sheet at fair value. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. Equity securities represented 6.2% of our investment portfolio at March 31, 2012.
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
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average tax equivalent yield based on the fair value of each category of invested assets as of March 31, 2012.

Category	Estimated Fair Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasuries	$149,572	7.5%	2.7%
U.S. Agencies	100,965	5.1	3.2
States and municipalities	758,181	37.8	6.0
Corporate securities	547,636	27.3	4.4
Residential mortgage-backed securities	279,714	13.9	4.6
Commercial mortgage-backed securities	33,069	1.6	4.0
Asset-backed securities	12,209	0.6	4.1
Equity securities	125,126	6.2	5.0
Total	$2,006,472	100.0%
Weighted average yield			4.9%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of March 31, 2012 by credit rating category, using the lower of ratings assigned by Moody's Investor Services and/or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	10.4%
“AA”	58.1
“A”	20.1
“BBB”	11.2
Below investment grade	0.2
Total	100.0%

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
Based on our review of fixed maturity and equity securities, we believe that we appropriately identified the declines in the fair values of our unrealized losses at March 31, 2012. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent on not selling the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or to maturity.
Based on reviews of the equity securities as of March 31, 2012 , the Company recognized total impairments of $0.5 million in the fair values of six equity securities as a result of the severity and duration of the change in fair values of those securities.
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of our investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012	(in thousands)
Fixed maturity securities
U.S. Treasuries	$137,091	$12,609	$(128)	$149,572
U.S. Agencies	94,432	6,546	(13)	100,965
States and municipalities	693,261	64,920	—	758,181
Corporate	508,602	39,505	(471)	547,636
Residential mortgaged-backed securities	261,965	18,227	(478)	279,714
Commercial mortgaged-backed securities	32,169	951	(51)	33,069
Asset-backed securities	11,800	409	—	12,209
Total fixed maturity securities	1,739,320	143,167	(1,141)	1,881,346
Equity securities	80,064	45,407	(345)	125,126
Total investments	$1,819,384	$188,574	$(1,486)	$2,006,472
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of March 31, 2012:

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5-Years
	(in thousands)
Operating leases	$28,856	$5,365	$13,189	$7,837	$2,465
Notes payable(1)	160,025	12,309	25,621	64,054	58,041
Capital leases	2,393	913	776	671	33
Losses and LAE reserves (2)(3)	2,271,422	252,436	327,112	219,133	1,472,741
Total contractual obligations	$2,462,696	$271,023	$366,698	$291,695	$1,533,280

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of March 31, 2012. The interest rates range from 1.7% to 4.8%.

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

(3)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which are as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5-Years
	(in thousands)
Reinsurance recoverables	$929,349	$44,622	$87,305	$84,263	$713,159
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies
These unaudited interim consolidated financial statements include amounts based on the use of estimates and judgments of management for those transactions that are not yet complete. We believe that the estimates and judgments that were most critical to the preparation of the consolidated financial statements involved the following: (a) reserves for losses and LAE; (b) reinsurance recoverables; (c) recognition of premium income; (d) deferred income taxes; (e) valuation of investments; and (f) goodwill and intangible asset impairment. These estimates and judgments require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. Our accounting policies are discussed under “Critical Accounting Policies” in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, and equity price risk and are described in detail in our Annual Report. We have not experienced any material changes in market risk since December 31, 2011.
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of March 31, 2012, our fixed maturity securities portfolio had a duration of 4.3. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2011 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the financial statements contained in this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchases of our common stock for the three months ended March 31, 2012:

Period	Total Numbers of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
January 1 – January 31, 2012	262,145	$17.89	262,145	$88.3
February 1 – February 29, 2012	220,064	17.83	220,064	84.4
March 1 – March 31, 2012	600,587	16.84	600,587	74.2
Total	1,082,796	$17.30	1,082,796

(1)	Includes fees and commissions paid on stock repurchases.

(2)
On November 3, 2010, the Board of Directors authorized a share repurchase program for repurchases of up to $100 million of the Company's common stock (the 2011 Program). On November 2, 2011, the Board of Directors authorized a $100 million expansion of the 2011 Program, to $200 million. We expect that shares may be purchased at prevailing market prices through June 30, 2013 through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management.

The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2011 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date
10.1	Form of Performance Share Agreement	X
10.2	Form of Stock Option Agreement	X
10.3	Form of Restricted Stock Unit Agreement	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of William E. Yocke Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of William E. Yocke Pursuant to Section 906	X
*101.INS	XBRL Instance Document	X
*101.SCH	XBRL Taxonomy Extension Schema Document	X
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

EMPLOYERS HOLDINGS, INC.

Date:	May 9, 2012	/s/ Douglas D. Dirks
Douglas D. Dirks
President and Chief Executive Officer
Employers Holdings, Inc.

Date:	May 9, 2012	/s/ William E. Yocke
William E. Yocke
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)