Form 10-Q
period 2012-06-30
Employers Holdings, Inc.
filed 2012-08-08
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	July 31, 2012
Common Stock, $0.01 par value per share	30,811,413 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	As of	As of
	June 30, 2012	December 31, 2011
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $1,742,607 at June 30, 2012 and $1,706,216 at December 31, 2011)	$1,892,648	$1,852,699
Equity securities at fair value (cost $80,247 at June 30, 2012 and $64,962 at December 31, 2011)	122,262	98,046
Total investments	2,014,910	1,950,745
Cash and cash equivalents	208,791	252,300
Restricted cash and cash equivalents	7,141	6,299
Accrued investment income	19,331	19,537
Premiums receivable (less bad debt allowance of $6,046 at June 30, 2012 and $5,546 at December 31, 2011)	216,719	160,443
Reinsurance recoverable for:
Paid losses	9,654	10,729
Unpaid losses	920,047	940,840
Funds held by or deposited with reinsureds	3,395	1,102
Deferred policy acquisition costs	40,742	37,524
Federal income taxes recoverable	1,117	1,993
Deferred income taxes, net	25,443	22,140
Property and equipment, net	12,099	11,360
Intangible assets, net	11,122	11,728
Goodwill	36,192	36,192
Other assets	13,576	18,812
Total assets	$3,540,279	$3,481,744

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,281,789	$2,272,363
Unearned premiums	257,779	194,933
Policyholders’ dividends accrued	3,096	3,838
Total claims and policy liabilities	2,542,664	2,471,134
Commissions and premium taxes payable	35,523	28,905
Accounts payable and accrued expenses	14,845	14,994
Deferred reinsurance gain—LPT Agreement	345,210	353,194
Notes payable	122,000	122,000
Other liabilities	25,386	17,331
Total liabilities	3,085,628	3,007,558

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 54,069,136 and 53,948,442 shares issued and 30,947,550 and 32,996,809 shares outstanding at June 30, 2012 and December 31, 2011, respectively	541	540
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	321,262	318,989
Retained earnings	366,089	358,693
Accumulated other comprehensive income, net	124,836	116,719
Treasury stock, at cost (23,121,586 shares at June 30, 2012 and 20,951,633 shares at December 31, 2011)	(358,077)	(320,755)
Total stockholders’ equity	454,651	474,186
Total liabilities and stockholders’ equity	$3,540,279	$3,481,744
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	(unaudited)		(unaudited)
Net premiums earned	$118,955	$88,128	$228,855	$170,555
Net investment income	18,297	20,306	36,682	40,799
Realized gains on investments, net	945	1,102	2,723	1,336
Other income	114	3	195	123
Total revenues	138,311	109,539	268,455	212,813

Expenses
Losses and loss adjustment expenses	88,293	64,150	169,216	123,571
Commission expense	16,147	11,119	29,676	21,400
Policyholder dividends	803	914	1,650	1,926
Underwriting and other operating expenses	29,513	26,200	61,655	51,878
Interest expense	858	908	1,760	1,825
Total expenses	135,614	103,291	263,957	200,600

Net income before income taxes	2,697	6,248	4,498	12,213
Income tax benefit	(2,309)	(2,003)	(6,730)	(4,383)
Net income	$5,006	$8,251	$11,228	$16,596

Comprehensive income
Unrealized gains during the period (net of taxes of $2,070 and $10,794 for the three months ended June 30, 2012 and 2011, respectively, and $5,324 and $9,264 for the six months ended June 30, 2012 and 2011, respectively)	$3,844	$18,866	$9,888	$16,022
Less: reclassification adjustment for realized gains in net income (net of taxes of $331 and $386 for the three months ended June 30, 2012 and 2011, respectively, and $952 and $468 for the six months ended June 30, 2012 and 2011, respectively)	614	716	1,771	868
Other comprehensive income, net of tax	3,230	18,150	8,117	15,154

Total comprehensive income	$8,236	$26,401	$19,345	$31,750

Earnings per common share (Note 10):
Basic	$0.16	$0.21	$0.35	$0.43
Diluted	$0.16	$0.21	$0.35	$0.43
Cash dividends declared per common share	$0.06	$0.06	$0.12	$0.12

Realized gains on investments, net
Net realized gains on investments before credit related impairments on fixed maturity securities	$1,005	$1,102	$3,252	$1,336
Other than temporary impairment, credit losses recognized in earnings	(60)	—	(529)	—
Portion of impairment recognized in other comprehensive income	—	—	—	—
Realized gains on investments, net	$945	$1,102	$2,723	$1,336

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Six Months Ended
	June 30,
	2012	2011
Operating activities	(unaudited)
Net income	$11,228	$16,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,787	3,387
Stock-based compensation	2,542	1,756
Amortization of premium on investments, net	3,400	3,937
Allowance for doubtful accounts	500	(870)
Deferred income tax expense	(7,675)	(2,186)
Realized gains on investments, net	(2,723)	(1,336)
Realized losses on retirement of assets	334	121
Change in operating assets and liabilities:
Accrued investment income	206	1,066
Premiums receivable	(56,776)	(38,942)
Reinsurance recoverable for paid and unpaid losses	21,868	23,084
Funds held by or deposited with reinsureds	(2,293)	1,155
Federal income taxes recoverable	876	(2,344)
Unpaid losses and loss adjustment expenses	9,426	(24,198)
Unearned premiums	62,846	35,561
Accounts payable, accrued expenses and other liabilities	7,906	2,377
Deferred reinsurance gain – LPT Agreement	(7,984)	(8,781)
Other	7,893	2,329
Net cash provided by operating activities	54,361	12,712
Investing activities
Purchase of fixed maturities	(183,315)	(61,495)
Purchase of equity securities	(23,768)	(2,096)
Proceeds from sale of fixed maturities	69,722	96,993
Proceeds from sale of equity securities	8,916	2,181
Proceeds from maturities and redemptions of investments	76,091	49,457
Proceeds from sale of fixed assets	75	—
Capital expenditures and other	(3,326)	(2,603)
Restricted cash and cash equivalents (used in) provided by investing activities	(842)	11,817
Net cash (used in) provided by investing activities	(56,447)	94,254
Financing activities
Acquisition of treasury stock	(37,322)	(21,060)
Cash transactions related to stock-based compensation	(279)	764
Dividends paid to stockholders	(3,822)	(4,613)
Net cash used in financing activities	(41,423)	(24,909)
Net (decrease) increase in cash and cash equivalents	(43,509)	82,057
Cash and cash equivalents at the beginning of the period	252,300	119,825
Cash and cash equivalents at the end of the period	$208,791	$201,882
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are unpaid losses and loss adjustment expenses (LAE), reinsurance recoverables, premium revenue, deferred income taxes, investments, and goodwill and intangible assets.
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
The Company adopted this standard on a prospective basis on January 1, 2012. Under the new guidance, the Company capitalized acquisition costs totaling $23.1 million and $45.2 million for the three and six months ended June 30, 2012, respectively. Under the previous guidance, the amount capitalized would have been $26.8 million and $52.5 million for the same periods. The total effect of implementing this guidance was a $3.7 million and $7.3 million decrease in the amount capitalized and a $1.5 million and $2.1 million decrease in the amortization expense for the three and six months ended June 30, 2012, respectively. The total amortization expense was $21.2 million and $42.0 million for the three and six months ended June 30, 2012, respectively. The net effect of implementing this guidance was a $2.2 million and $5.2 million increase in underwriting and other operating expense for the three and six months ended June 30, 2012, respectively. The Company expects that the total impact of this new guidance for 2012 will be approximately $7 million in increased underwriting and other operating expenses.

3. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	June 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets
Investments	$2,014,910	$2,014,910	$1,950,745	$1,950,745
Cash and cash equivalents	208,791	208,791	252,300	252,300
Restricted cash and cash equivalents	7,141	7,141	6,299	6,299
Financial liabilities
Notes payable	122,000	127,325	122,000	130,447
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
The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets.
Fair value of available-for-sale fixed maturity and equity securities is based on quoted market prices, where available, and is obtained primarily from third party pricing services, who generally use Level 1 or Level 2 inputs. The Company obtains a quoted price for each security from third party pricing services. The quoted prices are derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. The Company also performs quarterly analysis on the prices received from third party pricing services to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If unusual fluctuations are noted in this review, the Company may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to prices obtained from third party pricing services as of June 30, 2012 or December 31, 2011 that were material to the consolidated financial statements.
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

The following table presents the items on the accompanying consolidated balance sheets that are stated at fair value and the fair value measurements.

	June 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$150,778	$—	$—	$137,365	$—
U.S. Agencies	—	101,880	—	—	108,448	—
States and municipalities	—	784,617	—	—	789,636	—
Corporate securities	—	551,651	—	—	501,669	—
Residential mortgage-backed securities	—	257,462	—	—	281,511	—
Commercial mortgage-backed securities	—	30,574	—	—	21,665	—
Asset-backed securities	—	15,686	—	—	12,405	—
Total fixed maturity securities	—	1,892,648	—	—	1,852,699	—
Equity securities	$122,262	$—	$—	$98,046	$—	$—
4. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At June 30, 2012
Fixed maturity securities
U.S. Treasuries	$136,989	$13,797	$(8)	$150,778
U.S. Agencies	95,411	6,469	—	101,880
States and municipalities	716,929	68,054	(366)	784,617
Corporate securities	509,341	42,498	(188)	551,651
Residential mortgage-backed securities	238,950	18,915	(403)	257,462
Commercial mortgage-backed securities	29,615	959	—	30,574
Asset-backed securities	15,372	314	—	15,686
Total fixed maturity securities	1,742,607	151,006	(965)	1,892,648
Equity securities	80,247	43,281	(1,266)	122,262
Total investments	$1,822,854	$194,287	$(2,231)	$2,014,910

At December 31, 2011
Fixed maturity securities
U.S. Treasuries	$122,144	$15,222	$(1)	$137,365
U.S. Agencies	101,520	6,942	(14)	108,448
States and municipalities	719,431	70,391	(186)	789,636
Corporate securities	467,470	35,745	(1,546)	501,669
Residential mortgage-backed securities	262,961	19,154	(604)	281,511
Commercial mortgage-backed securities	20,756	910	(1)	21,665
Asset-backed securities	11,934	471	—	12,405
Total fixed maturity securities	1,706,216	148,835	(2,352)	1,852,699
Equity securities	64,962	34,639	(1,555)	98,046
Total investments	$1,771,178	$183,474	$(3,907)	$1,950,745

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$92,460	$94,062
Due after one year through five years	608,596	649,520
Due after five years through ten years	540,681	606,228
Due after ten years	216,933	239,116
Mortgage and asset-backed securities	283,937	303,722
Total	$1,742,607	$1,892,648

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or greater as of June 30, 2012 and December 31, 2011.

	June 30, 2012			December 31, 2011
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in thousands)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$13,893	$(8)	5	$5,076	$(1)	2
U.S. Agencies	—	—	—	11,124	(14)	3
States and municipalities	29,189	(366)	8	5,094	(185)	1
Corporate securities	19,834	(175)	10	64,846	(1,481)	30
Residential mortgage-backed securities	164	(2)	15	4,916	(20)	14
Commercial mortgage-backed securities	—	—	—	1,464	(1)	1
Total fixed maturity securities	63,080	(551)	38	92,520	(1,702)	51
Equity securities	13,621	(1,223)	46	12,443	(1,462)	57
Total less than 12 months	$76,701	$(1,774)	84	$104,963	$(3,164)	108

12 months or greater:
Fixed maturity securities
States and municipalities	—	—	—	1,049	(1)	1
Corporate securities	1,070	(13)	1	1,024	(65)	1
Residential mortgage-backed securities	2,572	(401)	5	2,692	(584)	5
Total fixed maturity securities	3,642	(414)	6	4,765	(650)	7
Equity securities	444	(43)	7	452	(93)	4
Total 12 months or greater	$4,086	$(457)	13	$5,217	$(743)	11

Total available-for-sale:
Fixed maturity securities
U.S. Treasuries	$13,893	$(8)	5	$5,076	$(1)	2
U.S. Agencies	—	—	—	11,124	(14)	3
States and municipalities	29,189	(366)	8	6,143	(186)	2
Corporate securities	20,904	(188)	11	65,870	(1,546)	31
Residential mortgage-backed securities	2,736	(403)	20	7,608	(604)	19
Commercial mortgage-backed securities	—	—	—	1,464	(1)	1
Total fixed maturity securities	66,722	(965)	44	97,285	(2,352)	58
Equity securities	14,065	(1,266)	53	12,895	(1,555)	61
Total available-for-sale	$80,787	$(2,231)	97	$110,180	$(3,907)	119
Based on reviews of the fixed maturity securities, the Company determined that unrealized losses as of June 30, 2012 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or to maturity.

Based on reviews of the equity securities as of June 30, 2012, the Company recognized total impairments of $0.5 million in the fair values of seven equity securities as a result of the severity and duration of the change in fair values of those securities.
Realized gains on investments, net and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Realized gains on investments, net
Fixed maturity securities
Gross gains	$592	$866	$2,295	$932
Gross losses	—	(55)	(5)	(148)
Realized gains on fixed maturity securities, net	$592	$811	$2,290	$784
Equity securities
Gross gains	$613	$291	$1,161	$555
Gross losses	(260)	—	(728)	(3)
Realized gains on equity securities, net	$353	$291	$433	$552
Total	$945	$1,102	$2,723	$1,336

Change in unrealized gains (losses)
Fixed maturity securities	$8,015	$28,395	$3,558	$19,458
Equity securities	(3,047)	163	8,931	4,492
Total	$4,968	$28,558	$12,489	$23,950
Net investment income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Fixed maturity securities	$18,019	$20,349	$36,237	$40,893
Equity securities	777	469	1,424	918
Cash equivalents and restricted cash	120	91	275	196
	18,916	20,909	37,936	42,007
Investment expenses	(619)	(603)	(1,254)	(1,208)
Net investment income	$18,297	$20,306	$36,682	$40,799
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with the states in which it does business. As of June 30, 2012 and December 31, 2011, securities having a fair value of $528.4 million and $522.6 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the types of securities that are eligible for deposit. The deposits are limited to fixed maturity securities in all states. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of securities held in trust for reinsurance at June 30, 2012 and December 31, 2011 was $34.4 million and $40.3 million, respectively. A portion of the Company's debt was secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $114.5 million and $126.7 million at June 30, 2012 and December 31, 2011, respectively.

5. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rates for the periods presented.

	Six Months Ended
	June 30,
	2012	2011
Expense computed at statutory rate	35.0%	35.0%
Dividends received deduction and tax-exempt interest	(110.6)	(46.3)
LPT Agreement	(73.6)	(25.0)
Other	(0.4)	0.4
Effective tax rate	(149.6)%	(35.9)%
6. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Six Months Ended
	June 30,
	2012	2011
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,272,363	$2,279,729
Less reinsurance recoverables for unpaid losses and LAE	940,840	956,043
Net unpaid losses and LAE at beginning of period	1,331,523	1,323,686
Losses and LAE, net of reinsurance, related to:
Current period	176,145	131,885
Prior periods	1,054	467
Total net losses and LAE incurred during the period	177,199	132,352
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	18,520	15,367
Prior periods	128,460	121,694
Total net payments for losses and LAE during the period	146,980	137,061
Ending unpaid losses and LAE, net of reinsurance	1,361,742	1,318,977
Reinsurance recoverable for unpaid losses and LAE	920,047	936,554
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,281,789	$2,255,531
Total net losses and LAE included in the above table excludes the impact of the amortization of the deferred reinsurance gain—LPT Agreement (Deferred Gain) (Note 7).
The increase in the estimates of incurred losses and LAE attributable to insured events for prior periods was entirely related to the Company's assigned risk business.
7. LPT Agreement
The Company is party to a 100% quota share retroactive reinsurance agreement (LPT Agreement) under which $1.5 billion in liabilities for losses and LAE related to claims incurred by EICN prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The initial Deferred Gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The Company amortized $8.0 million and $8.8 million of the Deferred Gain for the six months ended June 30, 2012 and 2011, respectively. Any adjustments to the Deferred Gain are recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income. No adjustments occurred in the current period. The remaining Deferred Gain was $345.2 million and $353.2 million as of June 30, 2012 and December 31, 2011, respectively, and is included in the accompanying consolidated balance sheets. The estimated remaining liabilities subject to the LPT Agreement were $789.3 million and $807.5 million as of June 30, 2012 and December 31, 2011, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $588.2 million and $569.9 million through June 30, 2012 and December 31, 2011, respectively.

8. Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	June 30, 2012	December 31, 2011
	(in thousands)
Net unrealized gain on investments, before taxes	$192,056	$179,567
Deferred tax expense on net unrealized gains	(67,220)	(62,848)
Total accumulated other comprehensive income, net	$124,836	$116,719
9. Stock-Based Compensation
The Company awarded stock options, restricted stock units (RSUs) and performance share awards (PSAs) to certain officers and Directors of the Company as follows:

	Number Awarded	Fair Value on Date of Grant	Exercise Price	Aggregate Fair Value on Date of Grant
				(in millions)
March 2012
Stock options(1)	242,300	$5.64	$17.02	$1.4
Restricted stock units(1)	79,450	17.02	—	1.4
Performance share awards(2)	158,900	17.02	—	2.7

May 2012
Restricted stock units(1)	36,355	17.40	—	0.6

(1)
The stock options and RSUs were awarded to certain officers of the Company and have a service vesting period of four years after the date awarded and vest 25% on each of the subsequent four anniversaries of the grant date. The stock options and RSUs are subject to accelerated vesting in certain circumstances, such as: death or disability, or in connection with change of control of the Company. The stock options expire seven years from the date of grant.

The RSUs awarded in May 2012 include 27,584 RSUs granted to non-employee Directors of the Company that have a service vesting period of one year from the date awarded.

(2)
The PSAs have a performance period of three years and are subject to certain performance goals, based on the Company's statutory combined ratio, with payouts that range from 0% to 200% of the target awards.

A total of 25,944 and 92,646 stock options were exercised during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands, except share data)
Net income available to stockholders—basic and diluted	$5,006	$8,251	$11,228	$16,596
Weighted average number of shares outstanding—basic	31,537,452	38,468,113	32,093,328	38,570,576
Effect of dilutive securities:
Performance share awards	20,229	—	8,975	—
Stock options	82,385	75,880	87,747	84,941
Restricted stock units	45,570	52,320	52,541	66,507
Dilutive potential shares	148,184	128,200	149,263	151,448
Weighted average number of shares outstanding—diluted	31,685,636	38,596,313	32,242,591	38,722,024
Diluted earnings per share exclude outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options and RSUs that were excluded from diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Options excluded as the exercise price was greater than the average market price	934,597	1,041,836	934,597	1,041,836
Options and RSUs excluded under the treasury method, as the potential proceeds on settlement or exercise price was greater than the value of shares acquired	654,123	453,810	555,084	453,810

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
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. You should not place undue reliance on these statements, which speak only as of the date of this report. Forward-looking statements include those related to our expected financial position, business, financing plans, litigation, future premiums, revenues, earnings, pricing, investments, business relationships, expected losses, loss reserves, acquisitions, competition, rate increases with respect to our business, and the insurance industry in general. Statements including words such as “expect,” “intend,” “plan,” “believe,” “estimate,” “may,” “anticipate,” “will” or similar statements of a future or forward-looking nature identify forward-looking statements.
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
Overview
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to select, small businesses in low to medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance in 31 states and the District of Columbia, with a concentration in California, where over one-half of our business is generated. Our revenues are primarily comprised of net premiums earned, net investment income, and net realized gains on investments.
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
Results of Operations
Overall, net income was $5.0 million and $11.2 million for the three and six months ended June 30, 2012, respectively, compared to $8.3 million and $16.6 million for the corresponding periods of 2011. We recognized underwriting losses of $15.8 million and $33.3 million for the three and six months ended June 30, 2012, respectively, compared to underwriting losses of $14.3 million and $28.2 million for the same periods of 2011. Underwriting income or loss is determined by deducting losses and LAE, commission expense, policyholder dividends, and underwriting and other operating expenses from net premiums earned. Key factors that affected our financial performance during the three and six months ended June 30, 2012, compared to the same period of 2011, include:

•	Gross premiums written increased 42% and 40%;

•	Net premiums earned increased 35% and 34%;

•	Losses and LAE increased 38% and 37%;

•	Underwriting and other operating expenses increased 13% and 19%; and

•
Income tax benefit increased to $2.3 million and $6.7 million during the three and six months ended June 30, 2012, respectively, compared to $2.0 million and $4.4 million for the corresponding periods of 2011.

Additionally, the Financial Accounting Standards Board issued guidance that, beginning in 2012, changed the definition of policy acquisition costs which may be capitalized. Our underwriting and other operating expenses increased $2.2 million and $5.2 million during the three and six months ended June 30, 2012 as a result of this change (see Note 2 in the Notes to Consolidated Financial Statements for additional information). We expect that the total impact for 2012 will be approximately $7 million in increased underwriting and other operating expenses.
We measure our performance by our ability to increase stockholders’ equity, including the impact of the deferred reinsurance gain–LPT Agreement (Deferred Gain), over the long-term. The following table shows our stockholders' equity including the Deferred Gain, stockholders' equity on a GAAP basis, and number of common shares outstanding at:

	June 30, 2012	December 31, 2011
	(in thousands, expect share data)
Stockholders' equity including the Deferred Gain(1)	$799,861	$827,380
GAAP stockholders' equity	$454,651	$474,186
Common shares outstanding	30,947,550	32,996,809

(1)
Stockholders' equity, including the Deferred Gain, is a non-GAAP measure that is defined as total stockholders' equity plus the Deferred Gain, which we believe is an important supplemental measure of our capital position.

The comparative components of net income are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Gross premiums written	$153,094	$107,830	$295,888	$211,057
Net premiums written	$150,364	$105,566	290,728	206,692

Net premiums earned	$118,955	$88,128	$228,855	$170,555
Net investment income	18,297	20,306	36,682	40,799
Realized gains on investments	945	1,102	2,723	1,336
Other income	114	3	195	123
Total revenues	138,311	109,539	268,455	212,813

Losses and LAE	88,293	64,150	169,216	123,571
Commission expense	16,147	11,119	29,676	21,400
Policyholder dividends	803	914	1,650	1,926
Underwriting and other operating expenses	29,513	26,200	61,655	51,878
Interest expense	858	908	1,760	1,825
Income tax benefit	(2,309)	(2,003)	(6,730)	(4,383)
Total expenses	133,305	101,288	257,227	196,217
Net income	$5,006	$8,251	$11,228	$16,596
Less impact of the Deferred Gain	$3,828	$4,262	$7,984	$8,782
Net income before impact of the Deferred Gain(1)	$1,178	$3,989	$3,244	$7,814

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
Net Premiums Earned
Net premiums earned increased 35.0% and 34.2% for the three and six months ended June 30, 2012, compared to the corresponding periods in 2011. These increases are primarily due to increasing policy count as we continue to execute our strategy.
The following table shows the percentage change in our in-force premium, policy count, average policy size, payroll exposure upon which our premiums are based, and net rate.

	As of June 30, 2012
	Year-to-Date Increase	Year-Over-Year Increase (Decrease)
In-force premiums	20.9%	37.2%
In-force policy count	18.6	38.3
Average in-force policy size	1.9	(0.8)
In-force payroll exposure	16.1	32.2
Net rate(1)	4.1	3.8

(1)
Net rate, defined as total premium in-force divided by total insured payroll exposure, is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Our in-force premiums and number of policies in-force by select states were as follows:

	June 30, 2012		December 31, 2011		June 30, 2011		December 31, 2010
State	Premiums In-force	Policies In-force	Premiums In-force	Policies In-force	Premiums In-force	Policies In-force	Premiums In-force	Policies In-force
	(dollars in thousands)
California	$274,379	42,577	$221,910	36,867	$191,684	32,987	$172,621	29,244
Illinois	28,816	3,125	24,744	2,433	22,690	1,574	18,617	932
Georgia	19,882	2,628	16,393	2,050	12,915	1,387	10,772	757
Florida	16,909	2,723	15,226	2,399	14,885	2,212	15,071	1,963
Nevada	15,748	3,845	14,639	3,718	15,932	3,622	16,940	3,596
Other	120,473	17,073	101,009	13,226	89,067	10,256	87,116	8,069
Total	$476,207	71,971	$393,921	60,693	$347,173	52,038	$321,137	44,561
Our strategic partnerships and alliances generated $109.5 million and $80.5 million, or 23.0% and 23.2%, of our in-force premiums as of June 30, 2012 and 2011, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to expand our existing relationships and actively seek new partnerships and alliances.
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
We set our own premium rates in California based upon actuarial analyses of current and anticipated loss trends with a goal of maintaining underwriting profitability. Due to increasing loss costs, primarily medical cost inflation, we have increased our filed premium rates in California by a cumulative 41.3% since February 1, 2009.
The following table sets forth the percentage increases to our filed California rates effective for new and renewal policies incepting on or after the dates shown.

Effective Date	Premium Rate Change Filed in California
February 1, 2009	10.0%
August 15, 2009	10.5
March 15, 2010	3.0
March 15, 2011	2.5
September 15, 2011	3.9
June 15, 2012	6.0
We expect that total premiums in 2012 across our markets will continue to reflect:

•	overall rate increases;

•	increasing policy count as we continue to execute our strategy;

•	increasing average policy size; and

•	lessened competitive pressures.
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
Net investment income decreased 9.9% and 10.1% for the three and six months ended June 30, 2012, respectively, compared to the corresponding periods of 2011. The decrease was primarily related to decreases in the average pre-tax book yield on invested assets to 3.7% for the three and six months ended June 30, 2012, compared to 4.2% for the same periods of 2011. The tax-equivalent yield on invested assets decreased to 4.8% at June 30, 2012, compared to 5.2% at June 30, 2011.
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
Net realized gains on investments were $0.9 million and $2.7 million for the three and six months ended June 30, 2012, respectively, compared to $1.1 million and $1.3 million for the corresponding periods of 2011.
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
The following table provides the calculation of our calendar year combined ratios.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Loss and LAE ratio	74.2%	72.8%	73.9%	72.5%
Underwriting and other operating expenses ratio	24.8	29.8	27.0	30.4
Commission expense ratio	13.6	12.6	13.0	12.5
Policyholder dividends ratio	0.7	1.0	0.7	1.1
Combined ratio	113.3%	116.2%	114.6%	116.5%
Loss and LAE Ratio. Expressed as a percentage, this is the ratio of losses and LAE to net premiums earned.
Losses and LAE represents our largest expense item and includes claim payments made, amortization of the Deferred Gain, estimates for future claim payments and changes in those estimates for current and prior periods, and costs associated with investigating, defending, and adjusting claims. The quality of our financial reporting depends in large part on accurately predicting our losses and LAE, which are inherently uncertain as they are estimates of the ultimate cost of individual claims based on actuarial estimation techniques.
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
Overall, losses and LAE increased 37.6% and 36.9% for the three and six months ended June 30, 2012, respectively, compared to the corresponding periods of 2011. These increases were primarily due to increases in net earned premiums. Prior accident year loss development in both periods was entirely related to our assigned risk business. Our current accident year loss estimate was 77.0% for the three and six months ended June 30, 2012, compared to 78.0% and 77.3% for the same periods of 2011.
Excluding the impact from the LPT Agreement, losses and LAE would have been $92.1 million and $68.4 million, or 77.4% and 77.6% of net premiums earned, for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, losses and LAE would have been $177.2 million and $132.4 million, or 77.4% and 77.6% of net premiums earned, respectively.
The table below reflects the losses and LAE reserve adjustments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Prior accident year loss development, net	$(0.5)	$0.4	$(1.1)	$(0.5)
LPT amortization of the deferred reinsurance gain	$3.8	$4.3	$8.0	$8.8
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
Our underwriting and other operating expenses ratio decreased 5.0 percentage points and 3.4 percentage points for the three and six months ended June 30, 2012, compared to the same periods of 2011, primarily due to net premiums earned increasing at a faster rate than our expenses during these periods.
Underwriting and other operating expenses increased 12.6% for the three months ended June 30, 2012, compared to the same period of 2011. During the three months ended June 30, 2012, compensation related expenses increased $0.9 million, bad debt expense increased $0.6 million, and our premium taxes and assessments increased $0.4 million, partially offset by a $0.6 million decrease in professional services fees, compared to the same period of 2011.
Our underwriting and other operating expenses increased 18.8% for the six months ended June 30, 2012, compared to the same period of 2011. During the six months ended June 30, 2012, compensation related expenses increased $2.0 million, bad debt expense increased $1.3 million, and our premium taxes and assessments increased $1.2 million, compared to the same period of 2011.
Additionally, implementation of the new accounting guidance for deferred policy acquisition costs resulted in a $2.2 million and $5.2 million increase in our underwriting and other operating expenses for the three and six months ended June 30, 2012, respectively. Excluding the impact of this new guidance, underwriting and other operating expenses would have increased 4.4% and 8.9% for the three and six months ended June 30, 2012, respectively, compared to the same periods of 2011.
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
Commission expense increased 45.2% and 38.7% for the three and six months ended June 30, 2012, respectively, compared to the corresponding periods of 2011, primarily due to higher net premiums earned in 2012 and higher agency incentive commissions due to increased agent production through the second quarter of 2012 compared to the same period of 2011.
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
Policyholder dividends were $0.8 million and $1.7 million for the three and six months ended June 30, 2012, respectively, compared to $0.9 million and $1.9 million for the corresponding periods of 2011. Policyholder dividends may fluctuate from time to time due to changes in premium levels on dividend policies and the eligibility of policyholders to receive dividend payments.
Income Tax Benefit
Income tax benefit was $2.3 million and $6.7 million for the three and six months ended June 30, 2012, respectively, compared to $2.0 million and $4.4 million for the corresponding periods of 2011. The effective tax rates were (85.6)% and (149.6)% for the three and six months ended June 30, 2012, respectively, compared to (32.1)% and (35.9)% for the same periods of 2011. The increased tax benefits were primarily due to increases in tax exempt interest income as a percentage of pretax net income to approximately 228% and 278% for the three and six months ended June 30, 2012, compared to 128% and 133% for the corresponding periods of 2011.
Liquidity and Capital Resources
Parent Company
Operating Cash and Cash Equivalents. We are a holding company and our ability to fund our operations is contingent upon existing capital and our insurance subsidiaries and their ability to pay dividends up to the holding company. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. We require cash to pay stockholder dividends, repurchase common stock, make interest and principal payments on our outstanding debt obligations, provide additional surplus to our insurance subsidiaries, and fund our operating expenses.
Based on our current growth projections, we expect to make a capital contribution to our operating subsidiaries of up to $70 million in the third quarter of 2012 to maintain the financial strength ratings of our operating subsidiaries.
The holding company had $134.9 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at June 30, 2012. Ten million dollars of our line of credit is payable on each of December 31, 2012 and 2013. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, maturing investments, and dividends from our insurance subsidiaries.
Share Repurchases. In November 2010, the EHI Board of Directors (Board of Directors) authorized a share repurchase program for repurchases of up to $100 million of the Company's common stock from November 8, 2010 through June 30, 2012 (the 2011 Program). In November 2011, the Board of Directors authorized a $100 million expansion of the 2011 Program, to $200 million, and extended the repurchase authority pursuant to the 2011 Program through June 30, 2013. Repurchases under the 2011 Program may be commenced or suspended from time-to-time without prior notice, and the 2011 Program may be suspended or discontinued at any time. From inception of the 2011 Program through June 30, 2012, we repurchased a total of 9,174,743 shares of common stock at an average price of $15.73 per share, including commissions, for a total of $144.4 million.
Outstanding Debt. In December 2010, we entered into the Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility) under which we were provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $114.5 million and $126.7 million at June 30, 2012 and December 31, 2011, respectively. The Amended Credit Facility contains customary non-financial covenants and requires us to maintain $5.0 million of cash and cash equivalents at all times at the holding company. We are currently in compliance with all applicable covenants.
Our capital structure is comprised of outstanding debt and stockholders’ equity. As of June 30, 2012, our capital structure consisted of $90.0 million principal balance on our Amended Credit Facility, $32.0 million in surplus notes maturing in 2034, and $799.9 million of stockholders’ equity, including the Deferred Gain. Outstanding debt was 13.2% of total capitalization, including the Deferred Gain, as of June 30, 2012.
Operating Subsidiaries
Operating Cash and Cash Equivalents. The primary sources of cash for our insurance operating subsidiaries are funds generated from underwriting operations, investment income, maturities and sales of investments, and capital contribution from the parent holding company. The primary uses of cash are payments of claims and operating expenses, purchases of investments, and payments of dividends to the parent holding company, which are subject to state insurance laws and regulations.
Our insurance subsidiaries had $319.2 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at June 30, 2012. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events. On July 1, 2012, we entered into a new reinsurance program that is effective through June 30, 2013. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in five layers of coverage. Our reinsurance coverage is $195 million in excess of our $5.0 million retention on a per occurrence basis, subject to a $2.0 million annual aggregate deductible and certain exclusions. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized.
Various state regulations require us to keep securities or letters of credit on deposit with the states in which we do business. Securities having a fair value of $528.4 million and $522.6 million were on deposit at June 30, 2012 and December 31, 2011, respectively. These laws and regulations govern both the amount and types of fixed maturity securities that are eligible for deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of securities held in trust for reinsurance was $34.4 million and $40.3 million at June 30, 2012 and December 31, 2011, respectively.

Cash Flows
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the six months ended:

	June 30,
	2012	2011
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$54,361	$12,712
Investing activities	(56,447)	94,254
Financing activities	(41,423)	(24,909)
(Decrease) increase in cash and cash equivalents	$(43,509)	$82,057
Operating Activities. Major components of net cash provided by operating activities for the six months ended June 30, 2012 included net premiums received of $234.9 million, investment income received of $40.3 million, and amounts recovered from reinsurers of $20.7 million. These were partially offset by claims payments of $166.6 million, underwriting and other operating expenses paid of $48.2 million (including premium taxes paid of $10.3 million), and commissions paid of $22.6 million.
Major components of net cash provided by operating activities for the six months ended June 30, 2011 included net premiums received of $166.3 million and investment income received of $45.8 million. These were partially offset by claims payments of $133.5 million and underwriting and other operating expenses paid of $65.9 million.
Investing Activities. The major source of net cash used in investing activities for the six months ended June 30, 2012 was the purchase of fixed maturity and equity securities.
The major sources of net cash provided by investing activities for the six months ended June 30, 2011 included the sales, maturities, and redemptions of certain fixed maturity securities.
Financing Activities. The majority of cash used in financing activities for the six months ended June 30, 2012 and 2011 was to repurchase $37.3 million and $21.1 million, respectively, of our common stock, and to pay dividends to stockholders.
Investments
The cost or amortized cost of our investment portfolio was $1.8 billion and the fair value was $2.0 billion as of June 30, 2012.
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
As of June 30, 2012, our investment portfolio, which is classified as available-for-sale, consisted of 93.9% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.1 at June 30, 2012. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "AA-." Our fixed maturity securities portfolio had a weighted average quality of "AA" as of June 30, 2012, with 68.0% of the portfolio rated "AA" or better, based on market value.
We carry our portfolio of equity securities on our balance sheet at fair value. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. Equity securities represented 6.1% of our investment portfolio at June 30, 2012.
Given current economic uncertainty and continuing market volatility, we believe that our asset allocation best meets our strategy to preserve capital for policyholders, to provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average tax equivalent yield based on the fair value of each category of invested assets as of June 30, 2012.

Category	Estimated Fair Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasuries	$150,778	7.5%	2.6%
U.S. Agencies	101,880	5.1	3.2
States and municipalities	784,617	38.9	5.8
Corporate securities	551,651	27.3	4.3
Residential mortgage-backed securities	257,462	12.8	4.6
Commercial mortgage-backed securities	30,574	1.5	3.9
Asset-backed securities	15,686	0.8	3.2
Equity securities	122,262	6.1	4.8
Total	$2,014,910	100.0%
Weighted average yield			4.8%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of June 30, 2012 by credit rating category, using the lower of ratings assigned by Moody's Investor Services and/or Standard & Poor's.

Rating	Percentage of Total Estimated Fair Value
“AAA”	10.4%
“AA”	57.6
“A”	20.8
“BBB”	11.1
Below investment grade	0.1
Total	100.0%
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
Based on our review of fixed maturity and equity securities, we believe that we appropriately identified the declines in the fair values of our unrealized losses at June 30, 2012. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or to maturity.
Based on reviews of the equity securities as of June 30, 2012 , the Company recognized total impairments of $0.5 million in the fair values of seven equity securities as a result of the severity and duration of the change in fair values of those securities.

The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of our investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2012	(in thousands)
Fixed maturity securities
U.S. Treasuries	$136,989	$13,797	$(8)	$150,778
U.S. Agencies	95,411	6,469	—	101,880
States and municipalities	716,929	68,054	(366)	784,617
Corporate securities	509,341	42,498	(188)	551,651
Residential mortgaged-backed securities	238,950	18,915	(403)	257,462
Commercial mortgaged-backed securities	29,615	959	—	30,574
Asset-backed securities	15,372	314	—	15,686
Total fixed maturity securities	1,742,607	151,006	(965)	1,892,648
Equity securities	80,247	43,281	(1,266)	122,262
Total investments	$1,822,854	$194,287	$(2,231)	$2,014,910
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of June 30, 2012:

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5-Years
	(in thousands)
Operating leases	$27,475	$3,574	$13,409	$8,027	$2,465
Notes payable(1)	158,008	11,433	25,256	63,891	57,428
Capital leases	2,080	602	774	671	33
Losses and LAE reserves (2)(3)	2,281,789	261,443	332,401	219,073	1,468,872
Total contractual obligations	$2,469,352	$277,052	$371,840	$291,662	$1,528,798

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of June 30, 2012. The interest rates range from 1.5% to 4.7%.

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

(3)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which are as follows for each of the periods presented above:

	Recoveries By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5-Years
	(in thousands)
Reinsurance recoverables	$920,047	$43,698	$87,218	$84,248	$704,883
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Critical Accounting Policies
These unaudited interim consolidated financial statements include amounts based on the use of estimates and judgments of management for those transactions that are not yet complete. We believe that the estimates and judgments that were most critical to the preparation of the consolidated financial statements involved the following: (a) reserves for losses and LAE; (b) reinsurance recoverables; (c) recognition of premium income; (d) deferred income taxes; (e) valuation of investments; and (f) goodwill and intangible asset impairment. These estimates and judgments require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. Our accounting policies are discussed under "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, and equity price risk, and are described in detail in our Annual Report. We have not experienced any material changes in market risk since December 31, 2011.
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of June 30, 2012, our fixed maturity securities portfolio had a duration of 4.1. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2011 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.
Item 4.  Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors
We have disclosed in our Annual Report the most significant risk factors that can impact year-to-year comparisons and that may affect the future performance of the Company’s business. On a quarterly basis, we review these disclosures and update the risk factors, as appropriate. As of the date of this report, there have been no material changes to the risk factors contained in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchases of our common stock for the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
April 1 – April 30, 2012	346,429	$17.10	346,429	$68.3
May 1 – May 31, 2012	387,346	17.10	387,346	61.7
June 1 – June 30, 2012	353,382	17.11	353,382	55.6
Total	1,087,157	$17.10	1,087,157

(1)	Includes fees and commissions paid on stock repurchases.

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

EMPLOYERS HOLDINGS, INC.

Date:	August 8, 2012	/s/ Douglas D. Dirks
Douglas D. Dirks
President and Chief Executive Officer
Employers Holdings, Inc.

Date:	August 8, 2012	/s/ William E. Yocke
William E. Yocke
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)