Form 10-Q
period 2012-09-30
Employers Holdings, Inc.
filed 2012-11-08
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	October 31, 2012
Common Stock, $0.01 par value per share	30,724,286 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	As of	As of
	September 30, 2012	December 31, 2011
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $1,737,949 at September 30, 2012 and $1,706,216 at December 31, 2011)	$1,905,590	$1,852,699
Equity securities at fair value (cost $80,897 at September 30, 2012 and $64,962 at December 31, 2011)	128,158	98,046
Total investments	2,033,748	1,950,745
Cash and cash equivalents	243,242	252,300
Restricted cash and cash equivalents	5,462	6,299
Accrued investment income	18,595	19,537
Premiums receivable (less bad debt allowance of $6,380 at September 30, 2012 and $5,546 at December 31, 2011)	225,064	160,443
Reinsurance recoverable for:
Paid losses	9,299	10,729
Unpaid losses	912,877	940,840
Funds held by or deposited with reinsureds	2,677	1,102
Deferred policy acquisition costs	40,343	37,524
Federal income taxes recoverable	—	1,993
Deferred income taxes, net	19,803	22,140
Property and equipment, net	12,832	11,360
Intangible assets, net	10,819	11,728
Goodwill	36,192	36,192
Other assets	16,933	18,812
Total assets	$3,587,886	$3,481,744

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,304,424	$2,272,363
Unearned premiums	270,843	194,933
Policyholders’ dividends accrued	3,364	3,838
Total claims and policy liabilities	2,578,631	2,471,134
Commissions and premium taxes payable	38,485	28,905
Accounts payable and accrued expenses	16,834	14,994
Federal income taxes payable	61	—
Deferred reinsurance gain—LPT Agreement	341,564	353,194
Notes payable	122,000	122,000
Other liabilities	17,095	17,331
Total liabilities	3,114,670	3,007,558

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 54,074,236 and 53,948,442 shares issued and 30,724,086 and 32,996,809 shares outstanding at September 30, 2012 and December 31, 2011, respectively	541	540
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	322,739	318,989
Retained earnings	372,390	358,693
Accumulated other comprehensive income, net	139,686	116,719
Treasury stock, at cost (23,350,150 shares at September 30, 2012 and 20,951,633 shares at December 31, 2011)	(362,140)	(320,755)
Total stockholders’ equity	473,216	474,186
Total liabilities and stockholders’ equity	$3,587,886	$3,481,744
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	(unaudited)		(unaudited)
Net premiums earned	$131,766	$92,601	$360,621	$263,156
Net investment income	17,506	19,584	54,188	60,383
Realized gains on investments, net	1,838	647	4,561	1,983
Other income	30	82	225	205
Total revenues	151,140	112,914	419,595	325,727

Expenses
Losses and loss adjustment expenses	98,255	67,438	267,471	191,009
Commission expense	14,865	10,968	44,541	32,368
Policyholder dividends	867	840	2,517	2,766
Underwriting and other operating expenses	29,280	25,334	90,935	77,212
Interest expense	896	906	2,656	2,731
Total expenses	144,163	105,486	408,120	306,086

Net income before income taxes	6,977	7,428	11,475	19,641
Income tax benefit	(1,173)	(4,355)	(7,903)	(8,738)
Net income	$8,150	$11,783	$19,378	$28,379

Comprehensive income
Unrealized gains during the period (net of taxes of $8,639 and $9,118 for the three months ended September 30, 2012 and 2011, respectively, and $13,963 and $18,382 for the nine months ended September 30, 2012 and 2011, respectively)	$16,045	$16,935	$25,933	$32,957
Less: reclassification adjustment for realized gains in net income (net of taxes of $643 and $226 for the three months ended September 30, 2012 and 2011, respectively, and $1,595 and $694 for the nine months ended September 30, 2012 and 2011, respectively)	1,195	421	2,966	1,289
Other comprehensive income, net of tax	14,850	16,514	22,967	31,668

Total comprehensive income	$23,000	$28,297	$42,345	$60,047

Earnings per common share (Note 11):
Basic	$0.26	$0.31	$0.61	$0.74
Diluted	$0.26	$0.31	$0.61	$0.74
Cash dividends declared per common share	$0.06	$0.06	$0.18	$0.18

Realized gains on investments, net
Net realized gains on investments before credit related impairments on fixed maturity securities	$1,838	$647	$5,090	$1,983
Other than temporary impairment, credit losses recognized in earnings	—	—	(529)	—
Portion of impairment recognized in other comprehensive income	—	—	—	—
Realized gains on investments, net	$1,838	$647	$4,561	$1,983

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Nine Months Ended
	September 30,
	2012	2011
Operating activities	(unaudited)
Net income	$19,378	$28,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,193	4,861
Stock-based compensation	3,942	2,738
Amortization of premium on investments, net	5,342	5,791
Allowance for doubtful accounts	834	(1,396)
Deferred income tax expense	(10,031)	(4,756)
Realized gains on investments, net	(4,561)	(1,983)
Realized losses on retirement of assets	314	128
Change in operating assets and liabilities:
Accrued investment income	942	2,770
Premiums receivable	(65,455)	(43,331)
Reinsurance recoverable for paid and unpaid losses	29,393	32,167
Funds held by or deposited with reinsureds	(1,575)	2,086
Federal income taxes recoverable	2,054	(4,212)
Unpaid losses and loss adjustment expenses	32,061	(30,465)
Unearned premiums	75,910	44,733
Accounts payable, accrued expenses and other liabilities	1,604	9,979
Deferred reinsurance gain – LPT Agreement	(11,630)	(12,984)
Other	8,167	1,472
Net cash provided by operating activities	90,882	35,977
Investing activities
Purchase of fixed maturities	(270,549)	(112,895)
Purchase of equity securities	(28,804)	(4,314)
Proceeds from sale of fixed maturities	112,704	98,400
Proceeds from sale of equity securities	14,002	4,490
Proceeds from maturities and redemptions of investments	124,198	104,990
Proceeds from sale of fixed assets	107	—
Capital expenditures and other	(5,177)	(3,591)
Restricted cash and cash equivalents provided by investing activities	837	10,757
Net cash (used in) provided by investing activities	(52,682)	97,837
Financing activities
Acquisition of treasury stock	(41,385)	(40,720)
Cash transactions related to stock-based compensation	(209)	800
Dividends paid to stockholders	(5,664)	(6,885)
Net cash used in financing activities	(47,258)	(46,805)
Net (decrease) increase in cash and cash equivalents	(9,058)	87,009
Cash and cash equivalents at the beginning of the period	252,300	119,825
Cash and cash equivalents at the end of the period	$243,242	$206,834
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
At September 30, 2012, the Company changed the estimate of its guaranty fund assessment liability as a result of the application of new information related to historical payment trends and reflected this change in its financial statements for the period ended September 30, 2012. This change in estimate resulted in a $2.9 million reduction of the accrued liability for guaranty fund assessments, offset by a $0.7 million reduction in the corresponding premium tax asset and a $0.8 million reduction in deferred acquisition costs (DAC) that reduced the Company's underwriting and other operating expense by a total of $1.4 million and reduced the income tax benefit by $0.2 million. This change in estimate increased net income by $1.2 million, or $0.04 per basic and diluted share, for the three and nine months ended September 30, 2012.
Reclassifications
Certain prior period information has been reclassified to conform to the current period presentation.
2. New Accounting Standards
In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2012-02, Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update simplifies the guidance for impairment testing of indefinite-lived intangible assets other than goodwill and provides the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Companies electing to perform a qualitative assessment will no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is more likely than not that the asset is impaired. This update becomes effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. The Company elected to adopt this update for annual and interim impairment tests performed beginning the third quarter of 2012. The adoption of this new guidance did not have a material impact on the Company's consolidated financial condition or results of operations.

3. Deferred Policy Acquisition Costs
In October 2010, the FASB issued Accounting Standard Update Number 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts that became effective in 2012. This guidance changed the definition of acquisition costs which may be capitalized to specify costs that relate directly to the successful acquisition of new or renewal insurance contracts, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. It also defines incremental direct costs that must be capitalized as costs that result directly from contract transactions that are essential to contract issuance, which would not have been incurred had the contract transaction not occurred. All other costs are expensed as incurred. Capitalized costs are amortized over the life of the contract.
The Company adopted this standard on a prospective basis on January 1, 2012. Under the new guidance, the Company capitalized acquisition costs totaling $21.3 million and $66.5 million for the three and nine months ended September 30, 2012, respectively. Under the previous guidance, the amount capitalized would have been $25.1 million and $77.6 million for the same periods. The total effect of implementing this guidance was a $3.8 million and $11.1 million decrease in the amount capitalized and a $2.5 million and $4.6 million decrease in the amortization expense for the three and nine months ended September 30, 2012, respectively. The total amortization expense was $21.7 million and $63.7 million for the three and nine months ended September 30, 2012, respectively. The net effect of implementing this guidance was a $1.3 million and $6.5 million increase in underwriting and other operating expense for the three and nine months ended September 30, 2012, respectively. The Company expects that the total impact of this new guidance for 2012 will be approximately $7 million in increased underwriting and other operating expenses.
4. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	September 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets
Investments	$2,033,748	$2,033,748	$1,950,745	$1,950,745
Cash and cash equivalents	243,242	243,242	252,300	252,300
Restricted cash and cash equivalents	5,462	5,462	6,299	6,299
Financial liabilities
Notes payable	122,000	127,479	122,000	130,447
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
Fair value of available-for-sale fixed maturity and equity securities is based on quoted market prices, where available, and is obtained primarily from third party pricing services, who generally use Level 1 or Level 2 inputs. The Company obtains a quoted price for each security from third party pricing services. The quoted prices are derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. The Company also performs quarterly analysis on the prices received from third party pricing services to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If unusual fluctuations are noted in this review, the Company may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to prices obtained from third party pricing services as of September 30, 2012 or December 31, 2011 that were material to the consolidated financial statements.
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
The following table presents the items on the accompanying consolidated balance sheets that are stated at fair value and the fair value measurements.

	September 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$147,297	$—	$—	$137,365	$—
U.S. Agencies	—	94,560	—	—	108,448	—
States and municipalities	—	773,194	—	—	789,636	—
Corporate securities	—	583,799	—	—	501,669	—
Residential mortgage-backed securities	—	254,477	—	—	281,511	—
Commercial mortgage-backed securities	—	38,466	—	—	21,665	—
Asset-backed securities	—	13,797	—	—	12,405	—
Total fixed maturity securities	—	1,905,590	—	—	1,852,699	—
Equity securities	$128,158	$—	$—	$98,046	$—	$—

5. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At September 30, 2012
Fixed maturity securities
U.S. Treasuries	$132,747	$14,550	$—	$147,297
U.S. Agencies	88,259	6,301	—	94,560
States and municipalities	700,029	73,165	—	773,194
Corporate securities	531,578	52,252	(31)	583,799
Residential mortgage-backed securities	234,856	19,731	(110)	254,477
Commercial mortgage-backed securities	36,952	1,514	—	38,466
Asset-backed securities	13,528	270	(1)	13,797
Total fixed maturity securities	1,737,949	167,783	(142)	1,905,590
Equity securities	80,897	48,232	(971)	128,158
Total investments	$1,818,846	$216,015	$(1,113)	$2,033,748

At December 31, 2011
Fixed maturity securities
U.S. Treasuries	$122,144	$15,222	$(1)	$137,365
U.S. Agencies	101,520	6,942	(14)	108,448
States and municipalities	719,431	70,391	(186)	789,636
Corporate securities	467,470	35,745	(1,546)	501,669
Residential mortgage-backed securities	262,961	19,154	(604)	281,511
Commercial mortgage-backed securities	20,756	910	(1)	21,665
Asset-backed securities	11,934	471	—	12,405
Total fixed maturity securities	1,706,216	148,835	(2,352)	1,852,699
Equity securities	64,962	34,639	(1,555)	98,046
Total investments	$1,771,178	$183,474	$(3,907)	$1,950,745
The amortized cost and estimated fair value of fixed maturity securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$98,755	$100,909
Due after one year through five years	613,369	658,752
Due after five years through ten years	527,068	598,510
Due after ten years	213,421	240,679
Mortgage and asset-backed securities	285,336	306,740
Total	$1,737,949	$1,905,590

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and for 12 months or greater as of September 30, 2012 and December 31, 2011.

	September 30, 2012			December 31, 2011
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in thousands)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$—	$—	—	$5,076	$(1)	2
U.S. Agencies	—	—	—	11,124	(14)	3
States and municipalities	—	—	—	5,094	(185)	1
Corporate securities	2,561	(31)	1	64,846	(1,481)	30
Residential mortgage-backed securities	145	(1)	11	4,916	(20)	14
Commercial mortgage-backed securities	—	—	—	1,464	(1)	1
Asset-backed securities	1,000	(1)	2	—	—	—
Total fixed maturity securities	3,706	(33)	14	92,520	(1,702)	51
Equity securities	10,960	(883)	37	12,443	(1,462)	57
Total less than 12 months	$14,666	$(916)	51	$104,963	$(3,164)	108

12 months or greater:
Fixed maturity securities
States and municipalities	—	—	—	1,049	(1)	1
Corporate securities	—	—	—	1,024	(65)	1
Residential mortgage-backed securities	2,456	(109)	9	2,692	(584)	5
Total fixed maturity securities	2,456	(109)	9	4,765	(650)	7
Equity securities	300	(88)	6	452	(93)	4
Total 12 months or greater	$2,756	$(197)	15	$5,217	$(743)	11

Total available-for-sale:
Fixed maturity securities
U.S. Treasuries	$—	$—	—	$5,076	$(1)	2
U.S. Agencies	—	—	—	11,124	(14)	3
States and municipalities	—	—	—	6,143	(186)	2
Corporate securities	2,561	(31)	1	65,870	(1,546)	31
Residential mortgage-backed securities	2,601	(110)	20	7,608	(604)	19
Commercial mortgage-backed securities	—	—	—	1,464	(1)	1
Asset-backed securities	1,000	(1)	2	—	—	—
Total fixed maturity securities	6,162	(142)	23	97,285	(2,352)	58
Equity securities	11,260	(971)	43	12,895	(1,555)	61
Total available-for-sale	$17,422	$(1,113)	66	$110,180	$(3,907)	119
Based on reviews of the fixed maturity securities, the Company determined that unrealized losses as of September 30, 2012 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or to maturity.

Based on reviews of the equity securities as of September 30, 2012, the Company recognized total impairments of $0.5 million in the fair values of seven equity securities as a result of the severity and duration of the change in fair values of those securities.
Realized gains on investments, net and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Realized gains on investments, net
Fixed maturity securities
Gross gains	$1,138	$185	$3,433	$1,117
Gross losses	—	—	(5)	(148)
Realized gains on fixed maturity securities, net	$1,138	$185	$3,428	$969
Equity securities
Gross gains	$731	$479	$1,891	$1,034
Gross losses	(31)	(17)	(758)	(20)
Realized gains on equity securities, net	$700	$462	$1,133	$1,014
Total	$1,838	$647	$4,561	$1,983

Change in unrealized gains (losses)
Fixed maturity securities	$17,600	$36,444	$21,158	$55,902
Equity securities	5,246	(11,038)	14,177	(6,546)
Total	$22,846	$25,406	$35,335	$49,356
Net investment income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Fixed maturity securities	$17,243	$19,726	$53,532	$60,665
Equity securities	856	449	2,280	1,367
Cash equivalents and restricted cash	52	46	275	196
	18,151	20,221	56,087	62,228
Investment expenses	(645)	(637)	(1,899)	(1,845)
Net investment income	$17,506	$19,584	$54,188	$60,383
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with certain states in which it does business. As of September 30, 2012 and December 31, 2011, securities having a fair value of $532.7 million and $522.6 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the types of securities that are eligible for deposit. The deposits are limited to fixed maturity securities in all states. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers at September 30, 2012 and December 31, 2011 was $33.2 million and $40.3 million, respectively. Pursuant to the Amended Credit Facility, a portion of the Company's debt was secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $115.9 million and $126.7 million at September 30, 2012 and December 31, 2011, respectively.

6. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rates for the periods presented.

	Nine Months Ended
	September 30,
	2012	2011
Expense computed at statutory rate	35.0%	35.0%
Dividends received deduction and tax-exempt interest	(64.1)	(47.4)
LPT Agreement	(38.2)	(26.7)
Pre-privatization reserve adjustments	—	(6.6)
Other	(1.6)	1.2
Effective tax rate	(68.9)%	(44.5)%
7. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Nine Months Ended
	September 30,
	2012	2011
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,272,363	$2,279,729
Less reinsurance recoverables for unpaid losses and LAE	940,840	956,043
Net unpaid losses and LAE at beginning of period	1,331,523	1,323,686
Losses and LAE, net of reinsurance, related to:
Current period	277,821	203,362
Prior periods	1,281	631
Total net losses and LAE incurred during the period	279,102	203,993
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	40,991	33,477
Prior periods	178,087	172,608
Total net payments for losses and LAE during the period	219,078	206,085
Ending unpaid losses and LAE, net of reinsurance	1,391,547	1,321,594
Reinsurance recoverable for unpaid losses and LAE	912,877	927,670
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,304,424	$2,249,264
Total net losses and LAE included in the above table excludes the impact of the amortization of the deferred reinsurance gain—LPT Agreement (Deferred Gain) (Note 8).
The increase in the estimates of incurred losses and LAE attributable to insured events for prior periods was entirely related to the Company's assigned risk business.
8. LPT Agreement
The Company is party to a 100% quota share retroactive reinsurance agreement (LPT Agreement) under which $1.5 billion in liabilities for losses and LAE related to claims incurred by EICN prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The initial Deferred Gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets and is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries. The Company amortized $11.6 million and $13.0 million of the Deferred Gain for the nine months ended September 30, 2012 and 2011, respectively. Any adjustments to the Deferred Gain are recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income. No adjustments occurred in the current period. The remaining Deferred Gain was $341.6 million and $353.2 million as of September 30, 2012 and December 31, 2011, respectively, and is included in the accompanying consolidated balance sheets. The estimated remaining liabilities subject to the LPT Agreement were $780.9 million and $807.5 million as of September 30, 2012 and December 31, 2011, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $596.5 million and $569.9 million through September 30, 2012 and December 31, 2011, respectively.

9. Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	September 30, 2012	December 31, 2011
	(in thousands)
Net unrealized gain on investments, before taxes	$214,902	$179,567
Deferred tax expense on net unrealized gains	(75,216)	(62,848)
Total accumulated other comprehensive income, net	$139,686	$116,719
10. Stock-Based Compensation
The Company awarded stock options, restricted stock units (RSUs) and performance share awards (PSAs) to certain officers and Directors of the Company as follows:

	Number Awarded	Fair Value on Date of Grant	Exercise Price	Aggregate Fair Value on Date of Grant
				(in millions)
March 2012
Stock options(1)	242,300	$5.64	$17.02	$1.4
RSUs(1)	79,450	17.02	—	1.4
PSAs(2)	158,900	17.02	—	2.7

May 2012
RSUs(1)	36,355	17.40	—	0.6

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

A total of 31,044 and 92,646 stock options were exercised during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.

11. Earnings Per Share
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except share data)
Net income available to stockholders—basic and diluted	$8,150	$11,783	$19,378	$28,379
Weighted average number of shares outstanding—basic	30,891,648	37,623,935	31,689,844	38,251,561
Effect of dilutive securities:
PSAs	43,241	—	20,562	—
Stock options	114,390	—	99,782	61,055
RSUs	46,827	12,577	60,183	67,751
Dilutive potential shares	204,458	12,577	180,527	128,806
Weighted average number of shares outstanding—diluted	31,096,106	37,636,512	31,870,371	38,380,367
Diluted earnings per share exclude outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options and RSUs that were excluded from diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Options excluded as the exercise price was greater than the average market price	934,597	1,449,821	934,597	1,122,986
Options and RSUs excluded under the treasury method, as the potential proceeds on settlement or exercise price was greater than the value of shares acquired	242,300	659,729	554,484	479,723

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to “we,” “us,” “our,” “the Company,” or similar terms refer to Employers Holdings, Inc. (EHI), together with its subsidiaries. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2011 (Annual Report).
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. You should not place undue reliance on these statements, which speak only as of the date of this report. Forward-looking statements include those related to our expected financial position, business, financing plans, litigation, future premiums, revenues, earnings, pricing, investments, business relationships, expected losses, loss reserves, acquisitions, competition, rate increases with respect to our business, response to regulatory changes and changes in laws, and the insurance industry in general. Statements including words such as “expect,” “intend,” “plan,” “believe,” “estimate,” “may,” “anticipate,” “will” or similar statements of a future or forward-looking nature identify forward-looking statements.
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
Our goal is to maintain our focus on disciplined underwriting and to continue to pursue profitable growth opportunities across market cycles; however, we continue to be affected by persistently low investment yields and continuing high levels of unemployment nationally. We do not believe overall economic conditions will change significantly in the near-term.
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
Results of Operations
Overall, net income was $8.2 million and $19.4 million for the three and nine months ended September 30, 2012, respectively, compared to $11.8 million and $28.4 million for the corresponding periods of 2011. We recognized underwriting losses of $11.5 million and $44.8 million for the three and nine months ended September 30, 2012, respectively, compared to underwriting losses of $12.0 million and $40.2 million for the same periods of 2011. Underwriting income or loss is determined by deducting losses and LAE, commission expense, policyholder dividends, and underwriting and other operating expenses from net premiums earned. Key factors that affected our financial performance during the three and nine months ended September 30, 2012, compared to the same period of 2011, include:

•	Gross premiums written increased 41% and 40%;

•	Net premiums earned increased 42% and 37%;

•	Losses and LAE increased 46% and 40%;

•	Underwriting and other operating expenses increased 16% and 18%; and

•
Income tax benefit decreased to $1.2 million and $7.9 million during the three and nine months ended September 30, 2012, respectively, compared to $4.4 million and $8.7 million for the corresponding periods of 2011.

Additionally, the Financial Accounting Standards Board issued guidance that, beginning in 2012, changed the definition of policy acquisition costs which may be capitalized. Our underwriting and other operating expenses increased $1.3 million and $6.5 million during the three and nine months ended September 30, 2012 as a result of this change (see Note 3 in the Notes to Consolidated Financial Statements for additional information). We expect that the total impact of this guidance for 2012 will be approximately $7 million in increased underwriting and other operating expenses.
We measure our performance by our ability to increase stockholders’ equity, including the impact of the deferred reinsurance gain–LPT Agreement (Deferred Gain), over the long-term. The following table shows our stockholders' equity including the Deferred Gain, stockholders' equity on a GAAP basis, and number of common shares outstanding at:

	September 30, 2012	December 31, 2011
	(in thousands, expect share data)
Stockholders' equity including the Deferred Gain(1)	$814,780	$827,380
GAAP stockholders' equity	$473,216	$474,186
Common shares outstanding	30,724,086	32,996,809

(1)
Stockholders' equity, including the Deferred Gain, is a non-GAAP measure that is defined as total stockholders' equity plus the Deferred Gain, which we believe is an important supplemental measure of our capital position.

The comparative components of net income are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Gross premiums written	$147,032	$104,514	$442,920	$315,571
Net premiums written	$144,353	$102,557	435,081	309,249

Net premiums earned	$131,766	$92,601	$360,621	$263,156
Net investment income	17,506	19,584	54,188	60,383
Realized gains on investments, net	1,838	647	4,561	1,983
Other income	30	82	225	205
Total revenues	151,140	112,914	419,595	325,727

Losses and LAE	98,255	67,438	267,471	191,009
Commission expense	14,865	10,968	44,541	32,368
Policyholder dividends	867	840	2,517	2,766
Underwriting and other operating expenses	29,280	25,334	90,935	77,212
Interest expense	896	906	2,656	2,731
Income tax benefit	(1,173)	(4,355)	(7,903)	(8,738)
Total expenses	142,990	101,131	400,217	297,348
Net income	$8,150	$11,783	$19,378	$28,379
Less impact of the Deferred Gain	$3,646	$4,203	$11,630	$12,984
Net income before impact of the Deferred Gain(1)	$4,504	$7,580	$7,748	$15,395

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
Net Premiums Earned
Net premiums earned increased 42.3% and 37.0% for the three and nine months ended September 30, 2012, compared to the corresponding periods in 2011. These increases are primarily due to increasing policy count as we continue to execute our strategy.
The following table shows the percentage change in our in-force premium, policy count, average policy size, payroll exposure upon which our premiums are based, and net rate.

	As of September 30, 2012
	Year-to-Date Increase	Year-Over-Year Increase
In-force premiums	29.7%	38.6%
In-force policy count	25.7	34.7
Average in-force policy size	3.2	2.9
In-force payroll exposure	21.9	29.1
Net rate(1)	6.4	7.4

(1)
Net rate, defined as total premium in-force divided by total insured payroll exposure, is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Our in-force premiums and number of policies in-force by select states were as follows:

	September 30, 2012		December 31, 2011		September 30, 2011		December 31, 2010
State	Premiums In-force	Policies In-force	Premiums In-force	Policies In-force	Premiums In-force	Policies In-force	Premiums In-force	Policies In-force
	(dollars in thousands)
California	$299,272	44,766	$221,910	36,867	$206,272	35,139	$172,621	29,244
Illinois	29,291	3,235	24,744	2,433	23,041	2,045	18,617	932
Georgia	21,971	2,915	16,393	2,050	14,530	1,716	10,772	757
Florida	17,332	2,805	15,226	2,399	14,993	2,309	15,071	1,963
Nevada	15,281	3,890	14,639	3,718	14,675	3,630	16,940	3,596
Other	127,683	18,653	101,009	13,226	95,080	11,762	87,116	8,069
Total	$510,830	76,264	$393,921	60,693	$368,591	56,601	$321,137	44,561
Our strategic partnerships and alliances generated $114.5 million and $87.9 million, or 22.4% and 23.8%, of our in-force premiums as of September 30, 2012 and 2011, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to expand our existing relationships and actively seek new partnerships and alliances.
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
In August 2012, the WCIRB submitted its pure premium rate filing recommending an increase in advisory pure premium rates to be effective January 1, 2013. That filing proposed a 12.6% increase over the industry average filed pure premium rate as of July 1, 2012. The WCIRB indicated that the proposed rate increase was due to deterioration in loss experience attributable to continued adverse loss development, elevated indemnity claim frequency, an increase in the projection of future loss inflation, an increase in allocated loss adjustment expense, and lower wage growth forecasts.
In September 2012, the California legislature passed Senate Bill No. 863 (SB 863), which was subsequently signed into law. SB 863 includes a number of reforms to California's workers' compensation system, including increases to permanent disability benefits offset by reforms designed to reduce costs in the system. According to the WCIRB, the cost savings are expected to be achieved through a number of measures, including: the creation of a new dispute resolution process outside of the Workers' Compensation Appeals Board for medical treatments and billing issues; new controls on liens; and calls for new fee schedules for physicians, interpreters, ambulatory surgery centers, and home health care.
In October 2012, the WCIRB amended its January 1, 2013 rate filing, noting that loss development continued to deteriorate in the second quarter of 2012, and to account for the provisions of SB 863 that could be evaluated at the time. This new data indicated a pure premium rate that was 9.3% higher than the industry average filed pure premium rate as of July 1, 2012; however, due to the uncertainty surrounding SB 863 and the potential for additional cost savings beyond what was then quantifiable, the WCIRB's amended rate filing proposed no increase above the industry average filed pure premium rate as of July 1, 2012.
Any cost savings associated with SB 863 will be dependent on the implementation of the provisions of the bill and are not included in our current rate filings. We will evaluate SB 863's mandated regulations as they are adopted and will adjust our rate filings as indicated.
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
Net Investment Income and Realized Gains on Investments, Net
We invest our holding company assets, statutory surplus, and the funds supporting our insurance liabilities, including unearned premiums and unpaid losses and LAE. We invest in fixed maturity securities, equity securities, and cash equivalents. Net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities, less bank service charges and custodial and portfolio management fees. We have established a high quality/short duration bias in our investment portfolio.
Net investment income decreased 10.6% and 10.3% for the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods of 2011. The decrease was primarily related to decreases in the average pre-tax book yield on invested assets to 3.6% and 3.7% for the three and nine months ended September 30, 2012, compared to 4.0% and 4.1% for the same periods of 2011. The tax-equivalent yield on invested assets decreased to 4.7% at September 30, 2012, compared to 5.2% at September 30, 2011.
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
Net realized gains on investments were $1.8 million and $4.6 million for the three and nine months ended September 30, 2012, respectively, compared to $0.6 million and $2.0 million for the corresponding periods of 2011.
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
The following table provides the calculation of our calendar year combined ratios.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Loss and LAE ratio	74.6%	72.8%	74.2%	72.6%
Underwriting and other operating expenses ratio	22.2	27.4	25.2	29.3
Commission expense ratio	11.3	11.8	12.3	12.3
Policyholder dividends ratio	0.6	0.9	0.7	1.1
Combined ratio	108.7%	112.9%	112.4%	115.3%
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
In California, we are experiencing an increase in indemnity claims frequency (the number of claims expressed as a percentage of payroll) year-over-year. Our loss experience also indicates an upward trend in medical and indemnity costs that are reflected in our current accident year loss estimate. These increases are partially offset by continuing favorable loss cost trends in Nevada and several of our other states. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. We assume that increasing medical and indemnity cost trends will continue to impact our long-term claims costs and current accident year loss estimate, which may be offset by rate increases.
Overall, losses and LAE increased 45.7% and 40.0% for the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods of 2011. These increases were primarily due to increases in net earned premiums. Prior accident year loss development in both periods was entirely related to our assigned risk business. Our current accident year loss estimate was 77.2% and 77.0% for the three and nine months ended September 30, 2012, compared to 77.2% and 77.3% for the same periods of 2011.
Excluding the impact from the LPT Agreement, losses and LAE would have been $101.9 million and $71.6 million, or 77.3% and 77.4% of net premiums earned, for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, losses and LAE would have been $279.1 million and $204.0 million, or 77.4% and 77.5% of net premiums earned, respectively.

The table below reflects the losses and LAE reserve adjustments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Prior accident year loss development, net	$(0.2)	$(0.2)	$(1.3)	$(0.6)
LPT amortization of the deferred reinsurance gain	$3.6	$4.2	$11.6	$13.0
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
Our underwriting and other operating expenses ratio decreased 5.2 percentage points and 4.1 percentage points for the three and nine months ended September 30, 2012, compared to the same periods of 2011, primarily due to net premiums earned increasing at a faster rate than our expenses during these periods.
Underwriting and other operating expenses increased 15.6% for the three months ended September 30, 2012, compared to the same period of 2011. During the three months ended September 30, 2012, compensation related expenses increased $1.9 million, and bad debt expense increased $0.9 million, partially offset by a $1.1 million decrease in professional services fees, compared to the same period of 2011.
Our underwriting and other operating expenses increased 17.8% for the nine months ended September 30, 2012, compared to the same period of 2011. During the nine months ended September 30, 2012, compensation related expenses increased $3.7 million, bad debt expense increased $2.2 million, and our premium taxes and assessments increased $1.3 million, partially offset by a $1.2 million decrease in professional services fees, compared to the same period of 2011.
Additionally, implementation of the new accounting guidance for deferred policy acquisition costs (DAC) resulted in a $1.3 million and $6.5 million increase in our underwriting and other operating expenses for the three and nine months ended September 30, 2012, respectively. These increases were partially offset by a $1.4 million net reduction in underwriting and other operating expenses for the three and nine months ended September 30, 2012, related to a change in estimate for guarantee fund assessments.
Excluding the impact of the new DAC guidance and the change in estimate for guarantee fund assessments, underwriting and other operating expenses would have increased 16.1% and 11.2% for the three and nine months ended September 30, 2012, respectively, compared to the same periods of 2011.
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
Commission expense increased 35.5% and 37.6% for the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods of 2011, primarily due to higher net premiums earned in 2012 and higher agency incentive commissions due to increased agent production through the third quarter of 2012 compared to the same period of 2011.
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
Policyholder dividends were $0.9 million and $2.5 million for the three and nine months ended September 30, 2012, respectively, compared to $0.8 million and $2.8 million for the corresponding periods of 2011. Policyholder dividends may fluctuate from time to time due to changes in premium levels on dividend policies and the eligibility of policyholders to receive dividend payments.

Income Tax Benefit
Income tax benefit was $1.2 million and $7.9 million for the three and nine months ended September 30, 2012, respectively, compared to $4.4 million and $8.7 million for the corresponding periods of 2011. The effective tax rates were (16.8)% and (68.9)% for the three and nine months ended September 30, 2012, respectively, compared to (58.6)% and (44.5)% for the same periods of 2011. The decreased tax benefit for the three months ended September 30, 2012, compared to the same period of 2011, was primarily due to a decrease in tax exempt income as a percentage of pretax net income to approximately 173%, from 236%. The decreased tax benefit for the nine months ended September 30, 2012, compared to the same period of 2011, was primarily due to decreased pretax net income.
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
In September 2012, EHI made a cash capital contribution totaling $70.0 million to its operating subsidiaries to support future growth and maintain the subsidiaries' financial strength ratings.
The holding company had $90.2 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at September 30, 2012. Ten million dollars of our line of credit is payable on each of December 31, 2012 and 2013. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, maturing investments, and dividends from our insurance subsidiaries.
Share Repurchases. In November 2010, the EHI Board of Directors (Board of Directors) authorized a share repurchase program for repurchases of up to $100 million of the Company's common stock from November 8, 2010 through June 30, 2012 (the 2011 Program). In November 2011, the Board of Directors authorized a $100 million expansion of the 2011 Program, to $200 million, and extended the repurchase authority pursuant to the 2011 Program through June 30, 2013. Repurchases under the 2011 Program may be commenced or suspended from time-to-time without prior notice, and the 2011 Program may be suspended or discontinued at any time. From inception of the 2011 Program through September 30, 2012, we repurchased a total of 9,403,307 shares of common stock at an average price of $15.78 per share, including commissions, for a total of $148.4 million.
Outstanding Debt. In December 2010, we entered into the Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility) under which we were provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $115.9 million and $126.7 million at September 30, 2012 and December 31, 2011, respectively. The Amended Credit Facility contains customary non-financial covenants and requires us to maintain $5.0 million of cash and cash equivalents at all times at the holding company. We are currently in compliance with all applicable covenants.
Our capital structure is comprised of outstanding debt and stockholders’ equity. As of September 30, 2012, our capital structure consisted of $90.0 million principal balance on our Amended Credit Facility, $32.0 million in surplus notes maturing in 2034, and $814.8 million of stockholders’ equity, including the Deferred Gain. Outstanding debt was 13.0% of total capitalization, including the Deferred Gain, as of September 30, 2012.
Operating Subsidiaries
Operating Cash and Cash Equivalents. The primary sources of cash for our insurance operating subsidiaries are funds generated from underwriting operations, investment income, maturities and sales of investments, and capital contributions from the parent holding company. The primary uses of cash are payments of claims and operating expenses, purchases of investments, and payments of dividends to the parent holding company, which are subject to state insurance laws and regulations.
Our insurance subsidiaries had $392.8 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at September 30, 2012. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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
Various state regulations require us to keep securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $532.7 million and $522.6 million were on deposit at September 30, 2012 and December 31, 2011, respectively. These laws and regulations govern both the amount and types of fixed maturity securities that are eligible for deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers was $33.2 million and $40.3 million at September 30, 2012 and December 31, 2011, respectively.
Cash Flows
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the nine months ended:

	September 30,
	2012	2011
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$90,882	$35,977
Investing activities	(52,682)	97,837
Financing activities	(47,258)	(46,805)
(Decrease) increase in cash and cash equivalents	$(9,058)	$87,009
Operating Activities. Major components of net cash provided by operating activities for the nine months ended September 30, 2012 included net premiums received of $371.1 million, investment income received of $60.5 million, and amounts recovered from reinsurers of $29.2 million. These were partially offset by claims payments of $246.8 million, underwriting and other operating expenses paid of $82.0 million (including premium taxes paid of $12.7 million), and commissions paid of $35.7 million.
Major components of net cash provided by operating activities for the nine months ended September 30, 2011 included net premiums received of $263.2 million and investment income received of $68.9 million. These were partially offset by claims payments of $202.3 million and underwriting and other operating expenses paid of $93.8 million.
Investing Activities. The major sources of net cash used in investing activities for the nine months ended September 30, 2012 were the purchases of fixed maturity and equity securities.
The major sources of net cash provided by investing activities for the nine months ended September 30, 2011 included the sales, maturities, and redemptions of certain fixed maturity securities.
Financing Activities. The majority of cash used in financing activities for the nine months ended September 30, 2012 and 2011 was to repurchase $41.4 million and $40.7 million, respectively, of our common stock, and to pay dividends to stockholders.
Investments
The cost or amortized cost of our investment portfolio was $1.8 billion and the fair value was $2.0 billion as of September 30, 2012.
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
As of September 30, 2012, our investment portfolio, which is classified as available-for-sale, consisted of 93.7% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.1 at September 30, 2012. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "AA-." Our fixed maturity securities portfolio had a weighted average quality of "AA" as of September 30, 2012, with 66.0% of the portfolio rated "AA" or better, based on market value.

We carry our portfolio of equity securities on our balance sheet at fair value. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. Equity securities represented 6.3% of our investment portfolio at September 30, 2012.
Given current economic uncertainty and continuing market volatility, we believe that our current asset allocation best meets our strategy to preserve capital for policyholders, to provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average tax equivalent yield based on the fair value of each category of invested assets as of September 30, 2012.

Category	Estimated Fair Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasuries	$147,297	7.2%	2.5%
U.S. Agencies	94,560	4.7	3.2
States and municipalities	773,194	38.0	5.8
Corporate securities	583,799	28.7	4.2
Residential mortgage-backed securities	254,477	12.5	4.5
Commercial mortgage-backed securities	38,466	1.9	3.5
Asset-backed securities	13,797	0.7	2.4
Equity securities	128,158	6.3	5.3
Total	$2,033,748	100.0%
Weighted average yield			4.7%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of September 30, 2012 by credit rating category, using the lower of ratings assigned by Moody's Investor Services and/or Standard & Poor's.

Rating	Percentage of Total Estimated Fair Value
“AAA”	9.7%
“AA”	56.3
“A”	22.0
“BBB”	11.9
Below investment grade	0.1
Total	100.0%
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
Based on our review of fixed maturity and equity securities, we believe that we appropriately identified the declines in the fair values of our unrealized losses at September 30, 2012. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or to maturity.
Based on reviews of the equity securities as of September 30, 2012, the Company recognized total impairments of $0.5 million in the fair values of seven equity securities as a result of the severity and duration of the change in fair values of those securities.

The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of our investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At September 30, 2012	(in thousands)
Fixed maturity securities
U.S. Treasuries	$132,747	$14,550	$—	$147,297
U.S. Agencies	88,259	6,301	—	94,560
States and municipalities	700,029	73,165	—	773,194
Corporate securities	531,578	52,252	(31)	583,799
Residential mortgaged-backed securities	234,856	19,731	(110)	254,477
Commercial mortgaged-backed securities	36,952	1,514	—	38,466
Asset-backed securities	13,528	270	(1)	13,797
Total fixed maturity securities	1,737,949	167,783	(142)	1,905,590
Equity securities	80,897	48,232	(971)	128,158
Total investments	$1,818,846	$216,015	$(1,113)	$2,033,748
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of September 30, 2012:

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5-Years
	(in thousands)
Operating leases	$25,559	$1,742	$13,345	$8,007	$2,465
Purchased liabilities	117	117	—	—	—
Notes payable(1)	156,461	10,705	25,172	63,836	56,748
Capital leases	2,129	316	902	799	112
Losses and LAE reserves (2)(3)	2,304,424	272,807	337,167	220,969	1,473,481
Total contractual obligations	$2,488,690	$285,687	$376,586	$293,611	$1,532,806

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of September 30, 2012. The interest rates range from 1.5% to 4.7%.

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

(3)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which are as follows for each of the periods presented above:

	Recoveries By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5-Years
	(in thousands)
Reinsurance recoverables	$912,877	$44,506	$86,992	$83,725	$697,654
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
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of September 30, 2012, our fixed maturity securities portfolio had a duration of 4.1. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2011 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchases of our common stock for the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
July 1 – July 31, 2012	136,137	$17.81	136,137	$53.2
August 1 – August 31, 2012	92,427	17.73	92,427	51.6
September 1 – September 30, 2012	—	—	—	51.6
Total	228,564	$17.77	228,564

(1)	Includes fees and commissions paid on stock repurchases.

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

EMPLOYERS HOLDINGS, INC.

Date:	November 8, 2012	/s/ Douglas D. Dirks
Douglas D. Dirks
President and Chief Executive Officer
Employers Holdings, Inc.

Date:	November 8, 2012	/s/ William E. Yocke
William E. Yocke
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)