Form 10-K
period 2012-12-31
Employers Holdings, Inc.
filed 2013-03-01
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was $558,293,802.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	February 21, 2013
Common Stock, $0.01 par value per share	30,775,229 shares outstanding
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the 2013 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

EXPLANATORY NOTE
We are revising our consolidated financial statements for the fiscal years ended December 31, 2011 and 2010, and our selected financial data for the fiscal years ended December 31, 2011, 2010, 2009, and 2008 in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012. These revisions are the result of the need to correct the manner in which we account for the contingent profit commission to which we are entitled under the Loss Portfolio Transfer Agreement (LPT Agreement). We assessed the impact of these revisions and concluded that they were not material to any of our financial statements for the each of the three quarters within the nine months ended September 30, 2012, or fiscal years ended December 31, 2011, 2010, 2009, or 2008. As a result, we have not filed amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q. We have revised these historical financial results in this Annual Report on Form 10-K. Although the effect of these revisions was not material to those previously issued financial statements, the cumulative effect of reflecting these revisions in the current year would have been material for the fiscal year ended December 31, 2012. Since these revisions are treated as corrections to our prior period financial results, the revisions are considered to be a restatement under U.S. generally accepted accounting principles (GAAP). Accordingly, the revised financial information included in this Annual Report on Form 10-K has been identified as “restated.”
In 1999, the Nevada State Industrial Insurance System (the Fund) entered into a retroactive 100% quota share reinsurance agreement through a loss portfolio transfer transaction with third party reinsurers. On January 1, 2000, one of our insurance subsidiaries, Employers Insurance Company of Nevada, assumed all of the assets, liabilities and operations of the Fund, including the Fund's rights and obligations associated with the LPT Agreement. The LPT Agreement was a non-recurring transaction which does not affect our ongoing operations. In the quarter ended December 31, 2012, we concluded that a modification was necessary in order to properly apply reinsurance accounting principles to the contingent profit commission under the LPT Agreement. This modification resulted in a change in the manner in which we record the estimate of contingent commission receivable–LPT Agreement, which impacts the amortization of the deferred reinsurance gain–LPT Agreement and is reflected in losses and loss adjustment expense (LAE) incurred in our consolidated statements of income and comprehensive income. The effect of the revisions to the previously issued consolidated statements of income and comprehensive income for the years ended December 31, 2011 and 2010 was to increase the commission expense and decrease the losses and LAE, with the net effect of increasing net income and earnings per share. Additionally, total stockholders' equity at December 31, 2011 decreased and there was an increase to the contingent commission receivable–LPT Agreement and the deferred reinsurance gain–LPT Agreement on the consolidated balance sheets as of December 31, 2011. Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K contains tabular disclosures that set forth certain restated financial information.
For more information regarding the impact on our financial results, please refer to Part II, Item 6, “Selected Financial Data,” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and to our Consolidated Financial Statements included in Part II, Item 8, including Note 2, “Revision of Previously Issued Consolidated Financial Statements,” and Note 21, “Selected Quarterly Financial Data (Unaudited).”
The following tables present the summary impacts of the restatement adjustments on our previously reported consolidated retained earnings at December 31, 2009 and consolidated net income and earnings per share for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

Retained earnings at December 31, 2009 (previously reported)	$266,491
LPT Contingent Commission Adjustment	(13,183)
Retained earnings at December 31, 2009 (as restated)	$253,308

	December 31,
	2011	2010
Net income (previously reported)	$48,313	$62,799
Adjustment	310	670
Net income (as restated)	$48,623	$63,469

Earnings per common share:
Basic (previously reported)	$1.30	$1.52
Adjustment	—	0.01
Basic (as restated)	$1.30	$1.53

Diluted (previously reported)	$1.29	$1.51
Adjustment	0.01	0.02
Diluted (as restated)	$1.30	$1.53

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
We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. All forward-looking statements address matters that involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results, depending on a number of factors. These risks and uncertainties include, but are not limited to, those set forth in Item 1A, “Risk Factors” and the other documents that we have filed with the Securities and Exchange Commission.
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
Notwithstanding the inclusion of the foregoing cautionary statements, we acknowledge that we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

PART I
Item 1. Business
General
Employers Holdings, Inc. (EHI) is a holding company incorporated in Nevada in 2005. Unless otherwise indicated, all references to “we,” “us,” “our,” the “Company” or similar terms refer to EHI together with its subsidiaries. We had 667 full-time employees at December 31, 2012 and our principal executive offices are located at 10375 Professional Circle in Reno, Nevada.
Our insurance subsidiaries have each been assigned an A.M. Best Company (A.M. Best) rating of “A-” (Excellent), with a “negative” financial outlook.
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, and Proxy Statement for our Annual Meeting of Stockholders are available free of charge on our website at www.employers.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). Our website also provides access to reports filed by our Directors, executive officers and certain significant stockholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, and charters for the standing committees of our Board of Directors are available on our website. Copies of these documents may also be obtained free of charge by written request to Investor Relations, 10375 Professional Circle, Reno, Nevada 89521-4802. The SEC also maintains a website at www.sec.gov that contains the information that we file electronically with the SEC.
Description of Business
We are a specialty provider of workers' compensation insurance focused on select small businesses in low to medium hazard industries. We employ a disciplined, conservative underwriting approach designed to individually select specific types of businesses, predominantly those in the lowest four of the seven workers' compensation insurance industry defined hazard groups, that we believe will have fewer and less costly claims relative to other businesses in the same hazard groups. Workers' compensation is provided for under a statutory system wherein most employers are required to provide coverage for their employees' medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We operate as a single reportable segment and conduct operations in 31 states and the District of Columbia, with a concentration in California, where over one-half of our business is generated. We had total assets of $3.5 billion at December 31, 2012 and 2011. The following table highlights key results of our operations for the last three years.

For the Years Ended	Net Premiums Written	Total Revenue	Net Income	Statutory Combined Ratio(1)
	(in thousands, except ratios)
December 31, 2012	$569,676	$579,182	$106,891	85.8%
December 31, 2011 (As Restated)	410,038	464,154	48,623	112.1
December 31, 2010 (As Restated)	313,098	415,604	63,469	109.8

(1)
Our combined ratio on a statutory basis is a measure of underwriting profitability. Elsewhere in this report, unless otherwise stated, the term “combined ratio” refers to a calculation based on U.S. generally accepted accounting principles (GAAP).

The statutory combined ratio for the year ended December 31, 2012 includes the impact of a $100.0 million favorable adjustment to the ceded reserves under the Loss Portfolio Transfer Agreement. See Note 3 in the Notes to our Consolidated Financial Statements.
Our statutory combined ratio for the five years ended December 31, 2011 was 99.5%, compared to the industry composite statutory combined ratio of 115.2% for the same five-year period (calculated by A.M. Best for individual companies that have more than 50% of their business in workers' compensation).
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
Disciplined Underwriting
Our strategy is to focus on disciplined underwriting and continue to pursue profitable growth opportunities across market cycles. We carefully monitor market trends to assess new business opportunities that we expect will meet our pricing and risk standards. We price our policies based on the specific risks associated with each potential insured rather than solely on the industry class in which a potential insured is classified. Our disciplined underwriting approach is a critical element of our culture and we believe that it has allowed us to offer competitive prices, diversify our risks, and out-perform the industry.
The following table compares our statutory loss and loss adjustment expense (LAE) ratio, a measure which relates inversely to our underwriting profitability, to the statutory industry composite loss and LAE ratio reported by A.M. Best (calculated for U.S. insurance companies having more than 50% of their premiums generated by workers' compensation insurance products).

	Statutory Loss and LAE Ratio
Year	EHI(1)	A.M. Best
2007	46.4%	77.7%
2008	51.4	78.6
2009	57.5	86.1
2010	66.2	87.4
2011	77.6	89.6
2012	57.4	N/A(2)

(1)	Our statutory loss and LAE ratio includes changes to reserves for losses and LAE established for prior periods.

(2)	As of the date of this report, statutory industry composite loss and LAE ratio data was not available for 2012.
We execute our underwriting processes through automated systems and experienced underwriters with specific knowledge of local markets. We have developed automated underwriting templates for specific classes of business that produce faster quotes when certain underwriting criteria are met. Our underwriting guidelines consider many factors, such as type of business, nature of operations, and risk exposures, and are designed to minimize or prevent underwriting of certain undesirable classes of business.
Loss Control
Our loss control professionals provide consultation to policyholders to assist them in preventing losses and containing costs once claims occur. They also assist our underwriting personnel in evaluating potential and current policyholders and are an important part of our underwriting discipline.
Premium Audit
We conduct premium audits on substantially all of our policyholders annually upon the policy expiration. Premium audits allow us to comply with applicable state and reporting bureau requirements and to verify that policyholders have accurately reported their payroll and employee job classifications. We also selectively perform interim audits on certain classes of business or if unusual claims are filed or concerns are raised regarding projected annual payrolls, which could result in substantial variances at final audit.
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
We utilize medical provider networks affiliated with Anthem Blue Cross of California (Anthem) and Coventry Health Care, Inc. and make every appropriate effort to direct injured workers into these networks for medical treatments. In addition to our medical networks, we work closely with local vendors, including attorneys, medical professionals, and investigators, to bring local expertise to our reported claims. We pay special attention to reducing costs and have established discounting arrangements with the aforementioned service providers. We use preferred provider organizations, bill review services, and utilization management to closely monitor medical costs.
We actively pursue fraud and subrogation recoveries to mitigate claims costs. Subrogation rights are based upon state and federal laws, as well as the insurance policies we issue. Our fraud and subrogation efforts are handled through dedicated units.
Information Technology
Core Operating Systems
We have an efficient, cost-effective and scalable infrastructure that complements our geographic reach and business model and have developed a highly automated underwriting system. This technology allows for the electronic submission, review, and quoting of insurance applications that applies our underwriting standards and guidelines. This policy administration system reduces transaction costs and provides for more efficient and timely processing of applications for small policies that meet our underwriting standards. We believe this approach saves our independent agents and brokers considerable time in processing customer applications and maintains our competitiveness in our target markets. We will continue to invest in technology and systems across our business to maximize efficiency, customer self-service, and create increased capacity that will allow us to lower our expense ratios while growing premiums.
Business Continuity/Disaster Recovery
We maintain business continuity and disaster recovery plans for our critical business functions, including the restoration of information technology infrastructure and applications. We have two data centers that act as production facilities and as disaster recovery sites for each other. In addition, we utilize an off-site data storage facility for critical customer and systems data.
Customers and Workers' Compensation Premiums
The workers' compensation insurance industry classifies risks into seven hazard groups, as defined by the National Council on Compensation Insurance (NCCI), based on severity of claims, with businesses in the first or lowest group having the lowest claims costs.
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
The following table sets forth our in-force premiums by hazard group and as a percentage of our total in-force premiums as of December 31:

Hazard Group	2012	Percentage of 2012 Total	2011	Percentage of 2011 Total	2010	Percentage of 2010 Total
	(in thousands, except percentages)
A	$120,863	22.5%	$70,398	17.9%	$45,537	14.2%
B	136,849	25.5	95,783	24.3	74,435	23.2
C	182,416	33.9	145,282	36.9	120,656	37.6
D	77,148	14.4	58,534	14.9	47,906	14.9
E	15,850	2.9	19,094	4.8	24,592	7.7
F	4,128	0.8	4,682	1.2	7,531	2.3
G	88	<0.1	148	<0.1	480	0.1
Total	$537,342	100.0%	$393,921	100.0%	$321,137	100.0%

Our in-force premiums for our top ten types of insureds and as a percentage of our total in-force premiums as of December 31, 2012 were as follows:

Employer Classifications	In-force Premiums	Percentage of Total
	(in thousands, except percentages)
Restaurants	$117,109	21.8%
Dentists, Optometrists, and Physicians	36,142	6.7
Automobile Service or Repair Shops	34,444	6.4
Hotels, Motels, and Clubs	28,661	5.3
Wholesale Stores	27,503	5.1
Gasoline Stations	19,783	3.7
Real Estate Management	16,002	3.0
Schools – Colleges and Religious Organizations	15,038	2.8
Groceries and Provisions	13,090	2.4
Apparel Manufacturing	11,993	2.2
Total	$319,765	59.4%
We currently write business in 31 states and the District of Columbia. Our business is concentrated in California, which makes the results of our operations more dependent on the trends that are unique to that state and that may differ from national trends. State legislation, local competition, economic and employment trends, and workers' compensation medical costs trends can be material to our financial results.
As of December 31, 2012, our policyholders had average annual in-force premiums of $6,732. We are not dependent on any single policyholder and the loss of any single policyholder would not have a material adverse effect on our business.
Our total in-force premiums and number of policies in-force by state were as follows as of December 31:

	2012		2011		2010
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in thousands)
California	$317,890	46,829	$221,910	36,867	$172,621	29,244
Illinois	30,555	3,302	24,744	2,433	18,617	932
Georgia	22,985	3,150	16,393	2,050	10,772	757
Florida	17,676	2,918	15,226	2,399	15,071	1,963
Nevada	15,522	3,876	14,639	3,718	16,940	3,596
Other	132,714	19,739	101,009	13,226	87,116	8,069
Total	$537,342	79,814	$393,921	60,693	$321,137	44,561
The following trends affected our workers' compensation business from 2010 through 2012:

•	In-force premiums increased 67.3%, primarily due to an increasing number of policies in-force and higher premium rates; and

•	Total policies in-force increased 79.1%, reflecting our efforts to continue to grow our business profitably across market cycles.
We cannot be certain how these trends will ultimately impact our consolidated financial position and results of operations.
Our premiums are generally a function of the applicable premium rate, the amount of the insured's payroll, and if applicable, a factor reflecting the insured's historical loss experience (experience modification factor). Premium rates vary by state according to the nature of the employees' duties and the business of the employer. The premium is computed by applying the applicable premium rate to each class of the insured's payroll after it has been appropriately classified. Total policy premium is determined after applying an experience modification factor and a further adjustment, known as a schedule rating adjustment, which may be made in certain circumstances, to increase or decrease the policy premium. Schedule rating adjustments are made based on individual risk characteristics of the insured and subject to maximum amounts as established in our premium rate filings.
Our premium rates are based upon actuarial analyses for each state in which we do business, except in “administered pricing” states, primarily Florida and Wisconsin, where premium rates are set by state insurance regulators.

In September 2012, the California legislature passed Senate Bill No. 863 (SB 863), which was subsequently signed into law. SB 863 includes a number of reforms to California's workers' compensation system, including increases to permanent disability benefits offset by reforms designed to reduce costs in the system. According to the Workers' Compensation Insurance Rating Bureau, the cost savings are expected to be achieved through a number of measures, including: the creation of a new dispute resolution process outside of the Workers' Compensation Appeals Board for medical treatments and billing issues; new controls on liens; and calls for new fee schedules for physicians, interpreters, ambulatory surgery centers, and home health care.
Any cost savings associated with SB 863 will be dependent on the implementation of the provisions of the bill and are not included in our current rate filings. We will evaluate SB 863's mandated regulations as they are adopted and will adjust our rate filings as indicated. We can offer no assurance that SB 863 will result in any cost savings for us or when any cost savings might occur.
In California, where we generated 59% of our in-force premiums, we set our premium rates based upon actuarial analyses of current and anticipated loss trends with a goal of maintaining underwriting profitability. Due to increasing loss costs, primarily medical cost inflation, we increased our filed premium rates in California by a cumulative 41.3% since February 1, 2009.
The following table sets forth the percentage increases to our filed California rates effective for new and renewal policies incepting on or after the dates shown.

Effective Date	Premium Rate Change Filed in California
February 1, 2009	10.0%
August 15, 2009	10.5
March 15, 2010	3.0
March 15, 2011	2.5
September 15, 2011	3.9
June 15, 2012	6.0
Losses and LAE Reserves and Loss Development
We are directly liable for losses and LAE under the terms of the insurance policies our insurance subsidiaries write. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. Loss reserves are reflected on our consolidated balance sheets under the line item caption “Unpaid losses and loss adjustment expenses.” Estimating reserves is a complex process that involves a considerable degree of judgment by management and is inherently uncertain. Loss reserve estimates represent a significant risk to our business and we attempt to mitigate by frequently and routinely reviewing loss cost trends.
For a detailed description of our reserves, the judgments, key assumptions and actuarial methodologies that we use to estimate our reserves, and the role of our consulting actuary, see “Item 7 –Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations –Critical Accounting Policies –Reserves for Losses and LAE” and Note 11 in the Notes to our Consolidated Financial Statements.
The following tables show changes in the historical loss reserves, on a gross basis and net of reinsurance, at December 31 for each of the 10 years prior to 2012 for EICN and ECIC, and for each of the years ended December 31, 2008 through December 31, 2011 for EPIC and EAC. This information is presented on a GAAP basis and the paid and reserve data is presented on a calendar year basis.
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

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
	(in thousands)
Net reserves for losses and LAE
Originally estimated	$908,326	$962,457	$1,089,814	$1,208,481	$1,209,652	$1,217,069	$1,430,128	$1,373,153	$1,323,686	$1,331,523	$1,426,154
Net cumulative amounts paid as of:
One year later	80,946	91,130	96,661	106,859	109,129	127,912	214,499	206,653	218,569	225,541
Two years later	130,386	150,391	161,252	175,531	186,014	219,496	342,174	361,048	371,065
Three years later	165,678	193,766	207,868	229,911	249,059	295,646	449,914	472,831
Four years later	194,400	226,127	247,217	279,405	302,863	354,867	532,107
Five years later	218,453	255,851	285,388	321,060	345,801	405,556
Six years later	242,143	288,039	317,489	354,765	384,509
Seven years later	269,341	315,180	344,968	384,899
Eight years later	292,791	338,611	369,270
Nine years later	313,506	359,537
Ten years later	331,681
Net reserves re-estimated as of:
One year later	847,917	924,878	1,011,759	1,101,352	1,149,641	1,151,246	1,378,769	1,359,023	1,324,813	1,333,323
Two years later	805,058	886,711	975,765	1,049,628	1,085,358	1,100,706	1,352,021	1,340,366	1,313,064
Three years later	779,373	884,426	954,660	1,004,589	1,035,028	1,079,913	1,319,989	1,324,835
Four years later	788,262	877,151	927,382	970,671	1,010,407	1,046,648	1,303,044
Five years later	788,481	858,617	900,588	949,446	973,921	1,038,650
Six years later	776,329	839,430	883,388	917,843	962,798
Seven years later	763,988	826,608	855,070	907,593
Eight years later	755,793	804,958	849,217
Nine years later	740,182	800,187
Ten years later	736,321
Net cumulative redundancy (deficiency):	172,005	162,270	240,597	300,888	246,854	178,419	127,084	48,318	10,622	(1,800)	—
Gross reserves - December 31	2,212,368	2,193,439	2,284,542	2,349,981	2,307,755	2,269,710	2,506,478	2,425,658	2,279,729	2,272,363	2,231,540
Reinsurance recoverable, gross	1,304,042	1,230,982	1,194,728	1,141,500	1,098,103	1,052,641	1,076,350	1,052,505	956,043	940,840	805,386
Net reserves - December 31	908,326	962,457	1,089,814	1,208,481	1,209,652	1,217,069	1,430,128	1,373,153	1,323,686	1,331,523	1,426,154
Gross re-estimated reserves	1,867,074	1,885,825	1,895,418	1,918,261	1,936,441	1,983,158	2,259,994	2,245,496	2,178,129	2,164,595	2,231,540
Re-estimated reinsurance recoverables	1,130,753	1,085,639	1,046,201	1,010,668	973,643	944,508	956,950	920,661	865,065	831,272	805,386
Net re-estimated reserves	736,321	800,186	849,217	907,593	962,798	1,038,650	1,303,044	1,324,835	1,313,064	1,333,323	1,426,154

Gross reserves for losses and LAE
Originally estimated	2,212,368	2,193,439	2,284,542	2,349,981	2,307,755	2,269,710	2,506,478	2,425,658	2,279,729	2,272,363	2,231,540
Gross cumulative amounts paid as of:
One year later	128,462	137,968	142,632	152,006	152,879	170,626	258,412	269,771	260,799	263,605
Two years later	224,740	243,203	252,379	264,430	272,478	304,146	449,206	466,398	451,359
Three years later	306,006	331,731	342,748	361,524	377,459	422,862	599,176	616,244
Four years later	379,881	407,845	424,811	452,955	473,828	522,296	719,433
Five years later	447,687	480,283	504,918	537,175	556,978	609,775
Six years later	514,091	554,408	579,585	611,093	632,477
Seven years later	583,226	624,114	647,276	677,472
Eight years later	649,241	687,757	707,823
Nine years later	710,168	744,928
Ten years later	764,588
Gross reserves re-estimated as of:
One year later	2,121,867	2,148,829	2,178,514	2,233,077	2,233,176	2,200,689	2,470,746	2,373,479	2,299,653	2,164,595
Two years later	2,072,205	2,088,437	2,138,648	2,170,292	2,162,695	2,148,399	2,405,837	2,370,646	2,178,129
Three years later	2,024,790	2,084,764	2,110,481	2,119,764	2,110,615	2,110,230	2,386,424	2,245,496
Four years later	2,032,553	2,072,428	2,078,223	2,084,854	2,074,466	2,094,050	2,259,994
Five years later	2,028,211	2,050,124	2,050,937	2,053,869	2,050,177	1,983,158
Six years later	2,012,943	2,030,945	2,027,187	2,027,729	1,936,441
Seven years later	2,000,610	2,011,945	2,001,243	1,918,261
Eight years later	1,986,694	1,990,684	1,895,418
Nine years later	1,970,936	1,885,825
Ten years later	1,867,074
Gross cumulative redundancy:	$345,294	$307,614	$389,124	$431,720	$371,314	$286,552	$246,484	$180,162	$101,600	$107,768	$—

Reinsurance
Reinsurance is a transaction between insurance companies in which an original insurer, or ceding company, remits a portion of its premiums to a reinsurer, or assuming company, as payment for the reinsurer assuming a portion of the risk. Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage in excess of a specified amount, or retention, and up to a specified amount. Any liability exceeding the coverage limits of the reinsurance program is retained by the ceding company. The ceding company also bears the credit risk of a reinsurer's insolvency. In accordance with general industry practices, we purchase excess of loss reinsurance to protect against the impact of large individual, irregularly-occurring losses, and aggregate catastrophic losses from natural perils and terrorism. Such reinsurance reduces the magnitude of such losses on our net income and the capital of our insurance subsidiaries.
Excess of Loss Reinsurance
Our current reinsurance program applies to all covered losses occurring between 12:01 a.m. July 1, 2012 and 12:01 a.m. July 1, 2013. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in five layers of coverage. Our reinsurance coverage is $195.0 million in excess of our $5.0 million retention on a per occurrence basis, subject to a $2.0 million annual aggregate deductible and certain exclusions. We are solely responsible for any losses we suffer above $200.0 million except those covered by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (TRIPRA). Covered losses which occur prior to expiration or cancellation of the agreement continue to be obligations of the subscribing reinsurers, subject to the other conditions in the agreement. The subscribing reinsurers may terminate the agreement only for our breach of the obligations of the agreement. We are responsible for the losses if the subscribing reinsurer cannot or refuses to pay.
The agreement includes certain exclusions for which our subscribing reinsurers are not liable for losses, including but not limited to losses arising from the following: reinsurance assumed by us under obligatory reinsurance agreements; financial guarantee and insolvency; certain nuclear risks; liability as a member, subscriber, or reinsurer of any pool, syndicate, or association, but not assigned risk plans; liability arising from participation or membership in any insolvency fund; loss or damage caused by war or civil unrest other than terrorism; certain workers' compensation business covering persons employed in Minnesota; and any loss or damage caused by any act of terrorism involving biological, chemical, nuclear, or radioactive pollution or contamination. Our underwriting guidelines generally require that insured risks fall within the coverage provided in the reinsurance program. Any risks written outside the reinsurance program require executive review and approval.
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
LPT Agreement
In 1999, the Fund entered into a retroactive 100% quota share reinsurance agreement through a loss portfolio transfer transaction with third party reinsurers. The LPT Agreement commenced on June 30, 1999 and will remain in effect until all claims under the covered policies have closed, the agreement is commuted, or terminated, upon the mutual agreement of the parties, or the reinsurers' aggregate maximum limit of liability is exhausted, whichever occurs earlier. The LPT Agreement does not provide for any additional termination terms. On January 1, 2000, EICN assumed all of the assets, liabilities and operations of the Fund, including the Fund's rights and obligations associated with the LPT Agreement.
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775.0 million in cash. The LPT Agreement, which ceded to the reinsurers substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2.0 billion, excluding losses for burial and transportation expenses. The estimated remaining liabilities subject to the LPT Agreement were approximately $672.3 million and $807.5 million, as of December 31, 2012 and 2011, respectively (See Note 3 in the Notes to our Consolidated Financial Statements for additional detail). Losses and LAE paid with respect to the LPT Agreement totaled approximately $605.1 million and $569.9 million through December 31, 2012 and 2011, respectively.
The reinsurers agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. The LPT Agreement required each reinsurer to place assets supporting the payment of claims by them in a trust that requires collateral be held at a specified level. The level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we may require the reinsurers to contribute additional assets to maintain the required minimum level of collateral. The value of these assets as of December 31, 2012 and 2011 was $1.0 billion and $0.9 billion, respectively.
The reinsurers currently party to the LPT Agreement are ACE Bermuda Insurance Limited, XL Reinsurance Limited, and National Indemnity Company. The contract provides that during the term of the agreement all reinsurers need to maintain a rating of not less than “A-” as determined by A.M. Best. Currently, each of the reinsurers party to the LPT Agreement has a rating of A- or higher.
We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain was recorded as a liability on our consolidated balance sheet as Deferred reinsurance gain–LPT Agreement (Deferred Gain). We are also entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement. As of December 31, 2012, our estimate of ultimate expected contingent profit commission was $43.8 million.
Recoverability of Reinsurance
Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance; however, it does not discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under such reinsurance. We monitor the financial strength of our reinsurers and do not believe that we are currently exposed to any material credit risk through our reinsurance arrangements because our reinsurance is recoverable from generally large, well-capitalized reinsurance companies. At December 31, 2012, $1.0 billion was in trust accounts for reinsurance related to the LPT Agreement and an additional $5.8 million, not related to the LPT Agreement, was collateralized by cash or letters of credit.
The following table provides certain information regarding our ceded reinsurance recoverables for losses and LAE as of December 31, 2012.

Reinsurer	A.M. Best Rating(1)	Total Paid	Total Unpaid Losses and LAE	Total
		(in thousands)
ACE Bermuda Insurance Limited	A+	$860	$67,234	$68,094
ACE Property & Casualty Insurance Company	A+	16	2,364	2,380
Alterra Bermuda Limited	A	51	2,640	2,691
American Healthcare Indemnity Company	B++	—	2,486	2,486
Aspen Insurance UK Limited	A	13	9,571	9,584
Everest Reinsurance Company	A+	43	1,894	1,937
Finial Reinsurance	A-	—	6,653	6,653
Hannover Rueckversicherung-AG	A+	9	17,759	17,768
Lloyds Syndicates	A	49	51,318	51,367
Munich Reinsurance America, Inc	A+	71	7,884	7,955
National Indemnity Company	A++	4,731	369,789	374,520
National Union Fire Insurance Co of Pittsburg	A	160	1,736	1,896
Partner Reinsurance Europe plc	A+	26	1,547	1,573
Relia Star Life Insurance Company	A	135	2,393	2,528
ST Paul Fire & Marine Insurance Company	A+	39	3,976	4,015
Swiss Reinsurance America Corporation	A+	46	10,517	10,563
Tokio Marine & Nichido Fire Insurance Ltd (US)	A++	39	5,265	5,304
XL Re Limited	A	3,011	235,320	238,331
All Other	Various	168	5,040	5,208
Total		$9,467	$805,386	$814,853

(1)	A.M. Best's highest financial strength ratings for insurance companies are “A++” and “A+” (superior), “A” and “A−” (excellent), and "B++" and "B+" (good).
We review the aging of our reinsurance recoverables on a quarterly basis. At December 31, 2012, 1.8% of our reinsurance recoverables on paid losses were greater than 90 days overdue.

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
Transactions under the pooling agreement are eliminated in consolidation and have no impact on our consolidated GAAP financial statements.
Investments
As of December 31, 2012, the total amortized cost of our investment portfolio was $2.0 billion and the fair value of the portfolio was $2.1 billion. These investments provide a source of income, although short-term changes in interest rates and our current investment strategies affect the amount of investment income we earn and the fair value of our portfolio. Our investment strategy balances consideration of duration, yield, and credit risk.
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
Additional information regarding our investment portfolio, including our approach to managing investment risk, is set forth under “Item 7 –Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations –Liquidity and Capital Resources –Investments” and “Item 7A –Quantitative and Qualitative Disclosures about Market Risk.”
Marketing and Distribution
We market our workers' compensation insurance products through independent local, regional, and national agents and brokers; through our strategic partnerships and alliances, including our principal partners ADP, Inc. (ADP) and Anthem; and through relationships with national, regional, and local trade groups and associations, including the National Federation of Independent Business.
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
The following table sets forth the number of independent agencies that marketed and sold our insurance products, the percentage of in-force premiums generated by those agencies, and the percentage of in-force premiums generated by our largest agency.

	At December 31,
	2012	2011	2010
Number of independent agencies	4,120	3,742	2,610
Percentage of in-force premiums generated by independent agencies	77.0%	75.7%	77.2%
Percentage of in-force premiums generated by our largest agency	0.9%	0.9%	1.2%
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

Our strategic partnerships and alliances generated 22.6%, 23.8%, and 22.1% of our in-force premiums as of December 31, 2012, 2011, and 2010, respectively.
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
ADP markets workers' compensation insurance using its the Pay-by-Pay® (PBP) program. An advantage of ADP's PBP program is that the policyholder is not required to pay a deposit at the inception of the policy. The workers' compensation premium is deducted each time ADP processes the policyholders' payrolls along with its appropriate federal, state, and local taxes. These characteristics of the PBP program enable us to competitively price the workers' compensation insurance written as a part of that program.
Our relationship with ADP is non-exclusive; however, we believe we are a key strategic partner of ADP for our selected markets and classes of business. Our agreement with ADP may be terminated at any time by either party without cause upon 120 days notice.
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
Our agreement with Anthem automatically renews for one-year periods unless terminated by either party with at least 60 days notice prior to the expiration of the then current term and has been renewed through January 1, 2014.
Competition and Market Conditions
The insurance industry is highly competitive, and there is significant competition in the national workers' compensation industry that is based on price and quality of services. We compete with other specialty workers' compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, third-party administrators, self-insurance funds, and state insurance pools. Many of our competitors are significantly larger, are more widely known, and/or possess considerably greater financial resources. Our primary competitors in California are The Hartford Financial Services Group, Inc., Travelers Insurance Group Holdings, Inc., Zurich Insurance Group Ltd., and Berkshire Hathaway Homestate Companies.
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
The workers' compensation sector continued to see average medical and indemnity claims costs increase in 2011, the most recent year for which industry data is available. We continue to have concerns related to the volatility and uncertainty in the financial markets and economic conditions generally.
Regulation
State Insurance Regulation
Insurance companies are subject to regulation and supervision by the insurance regulator in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. Our insurance subsidiaries are subject to regulation by the states in which our insurance subsidiaries are domiciled or transact business. These state agencies have broad regulatory, supervisory, and administrative powers, including among other things, the power to grant and revoke licenses to transact business, license agencies, set the standards of solvency to be met and maintained, determine the nature of, and limitations on, investments and dividends, approve policy forms and rates in some states, periodically examine financial statements, determine the form and content of required financial statements, set the rates that we may charge in some states, and periodically examine market conduct.
Detailed annual and quarterly financial statements, prepared in accordance with statutory accounting principles (SAP), and other reports are required to be filed with the insurance regulator in each of the states in which we are licensed to transact business. The California Department of Insurance (California DOI), Florida Office of Insurance Regulation (Florida OIR), and Nevada Division

of Insurance (Nevada DOI) periodically examine the statutory financial statements of their respective domiciliary insurance companies. In 2012, the California DOI, Florida OIR, and Nevada DOI completed financial examinations for ECIC, EPIC and EAC, and EICN, respectively. There were no material findings.
Many states have laws and regulations that limit an insurer's ability to withdraw from a particular market. For example, states may limit an insurer's ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance regulator. The state insurance regulator may disapprove a plan that may lead to market disruption. We are subject to laws and regulations of this type, and these laws and regulations may restrict our ability to exit unprofitable markets.
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
Pursuant to applicable insurance holding company laws, EICN is required to register with the Nevada DOI, ECIC is required to register with the California DOI, and EPIC and EAC are required to register with the Florida OIR. Under these laws, the respective state insurance departments may examine us at any time, require disclosure of material transactions and require prior notice for, or approval of, certain transactions.
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
The ability of EHI to pay dividends on our common stock and to pay other expenses will be dependent to a significant extent upon the ability of EICN and EPIC to pay dividends to their immediate holding company, Employers Group, Inc. (EGI) and, in turn, the ability of EGI to pay dividends to EHI. Additional information regarding financial, dividend, and investment restrictions is set forth in Note 17 in the Notes to our Consolidated Financial Statements.
Insurance Assessments. All of the states where our insurance subsidiaries are licensed to transact business require property and casualty insurers doing business within the state to pay various insurance assessments. We accrue a liability for estimated insurance assessments as direct premiums are written, losses are recorded, or as other events occur in accordance with various states' laws and regulations, and defer these costs and recognize them as an expense as the related premiums are earned. Various mechanisms exist in some of these states for assessed insurance companies to recover certain assessments. Additional information regarding insurance assessments is set forth in Note 14 to our Consolidated Financial Statements.
Pooling Arrangements. As a condition to conduct business in some states, insurance companies are required to participate in mandatory workers' compensation shared market mechanisms, or pooling arrangements, which provide workers' compensation insurance coverage to private businesses that are otherwise unable to obtain coverage due, for example, to their prior loss experiences.
The National Association of Insurance Commissioners (NAIC). NAIC is a group formed by state insurance regulators to discuss issues and formulate policy with respect to regulation, reporting, and accounting of and by U.S. insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model Insurance Laws, Regulations and Guidelines (Model Laws) have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws that provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation of state insurance regulatory agencies by the NAIC.
Under the Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These risk-based capital (RBC) requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model, known as the “Authorized Control Level” of RBC. At December 31, 2012, each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements.
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
The Terrorism Risk Insurance Act of 2002 (the 2002 Act) was enacted in November 2002. The principal purpose of the 2002 Act was to create a role for the Federal government in the provision of insurance for losses sustained in connection with foreign terrorism. The 2002 Act was extended by TRIPRA, with the inclusion of some adjustments. The workers' compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from terrorism or nuclear, biological, chemical, or radiological attacks. In addition, we are not able to limit our losses arising from any one catastrophe or any one claimant. Our reinsurance policies exclude coverage for losses arising out of nuclear, biological, chemical or radiological attacks. Under TRIPRA, federal protection may be provided to the insurance industry for certain acts of foreign and domestic terrorism, including nuclear, biological, chemical or radiological attacks.
The impacts of any future terrorist acts are unpredictable, and the ultimate impact on our insurance subsidiaries, if any, of losses from any future terrorist acts will depend upon their nature, extent, location, and timing. We monitor the geographic concentration of our policyholders to help mitigate the risk of loss from terrorist acts.
Item 1A. Risk Factors
Investing in our common stock involves risks. In evaluating our company, you should carefully consider the risks described below, together with all the information included or incorporated by reference in this annual report. The risks facing our company include, but are not limited to, those described below. Additional risks that we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The occurrence of one or more of these events could significantly and adversely affect our business, financial condition, results of operations, cash flows, and stock price and you could lose all or part of your investment.
Risks Related to Our Business
Difficult conditions in the economy and capital markets may adversely affect our profitability, financial condition, and results of operations.
The financial market volatility experienced worldwide that began in 2008 continued into 2012. Although the U.S. and foreign governments have taken various actions to stabilize financial markets, it is uncertain whether those actions will be effective over the long-term. Financial market volatility could continue, resulting in a prolonged negative economic impact.
We cannot predict future market conditions or their impact on our stock price, investment portfolio, or our workers' compensation business. In addition, continuing financial market volatility and economic downturn could have a material adverse affect on our insureds, agents, claimants, reinsurers, vendors, and competitors. Depending on financial market conditions, we could incur additional realized and unrealized losses in the future in our investment portfolio, which could have a material adverse effect on our results of operations and financial condition.
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
Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, most significantly by the insurance regulators in California, Florida, and Nevada, the states in which our insurance subsidiaries are domiciled. As of December 31, 2012, over one-half of our in-force premiums were generated in California. Accordingly, we are particularly affected by regulation in California. The passage of any form of rate regulation in California could impair our ability to operate profitably in California, and any such impairment could have a material adverse effect on our financial condition and results of operations.
More generally, insurance regulators have broad regulatory powers designed to protect policyholders and claimants, not stockholders or other investors. Regulations vary from state to state, but typically address or include:

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
Legislation and regulation impact our ability to investigate fraud and other abuses of the workers' compensation system in the states in which we do business. Our relationships with medical providers are also impacted by legislation and regulation, including penalties for failure to make timely payments.

Federal legislation typically does not directly impact our workers' compensation business, but our business can be indirectly affected by changes in healthcare, occupational safety and health, and tax and financial regulations. Since healthcare costs are the largest component of our loss costs, we may be impacted by changes in healthcare legislation, such as the Affordable Care Act, which could effect healthcare costs in the future. There is also the possibility of federal regulation of insurance.
This extensive regulation of our business may affect the cost or demand for our products and may limit our ability to obtain rate increases or to take other actions that we might desire to maintain our profitability. In addition, we may be unable to maintain all required approvals or comply fully with applicable laws and regulations, or the relevant governmental authority's interpretation of such laws and regulations. If that were to occur, we might lose our ability to conduct business in certain jurisdictions. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations or interpretations by regulatory authorities could impact our operations, require us to bear additional costs of compliance, and impact our profitability.
If we fail to price our insurance policies appropriately, our business competitiveness, financial condition, and results of operations could be materially adversely affected.
Premiums are based on the particular class of business and our estimates of expected losses and LAE and other expenses related to the policies we underwrite. We analyze many factors when pricing a policy, including the policyholder's prior loss history and industry classification. Inaccurate information regarding a policyholder's past claims experience could put us at risk for mispricing our policies, which could have a material adverse effect on our business, financial condition, and results of operations. For example, when initiating coverage on a policyholder, we must rely on the information provided by the policyholder or the policyholder's previous insurer(s) to properly estimate future claims expense. In order to set premium rates accurately, we must utilize an appropriate pricing model which correctly assesses risks based on their individual characteristics and takes into account actual and projected industry characteristics.
Our concentration in California ties our performance to the business, economic, demographic, natural perils, competitive, and regulatory conditions in that state.
Our business is concentrated in California, where we generated 59% of our in-force premiums as of December 31, 2012. Accordingly, unfavorable business, economic, demographic, natural perils, competitive, or regulatory conditions in California could negatively impact our business.
California has been greatly affected by the overall economic downturn and tightening of the credit markets. The economic condition of the state has resulted in high unemployment and decreased payrolls. In addition, many California businesses are dependent on tourism revenues, which are, in turn, dependent on a robust economy. The downturn in the national economy and the economy of California, or any other event that causes deterioration in tourism, could adversely impact small businesses, such as restaurants, that we have targeted as customers. The departure from California or insolvency of a significant number of small businesses could also have a material adverse effect on our financial condition and results of operations. California is also exposed to climate and environmental changes, natural perils such as earthquakes, along with the possibility of pandemics or terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in this state. Because our business is concentrated in this manner, we may be exposed to economic and regulatory risks or risk from natural perils that are greater than the risks associated with companies with greater geographic diversification.
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
We rely on relationships with our principal strategic partners.
We have agreements with two principal strategic partners, ADP and Anthem, to market and service our insurance products through their sales forces and insurance agencies. ADP and Anthem generated 10.3% and 10.1%, respectively, of our total in-force premiums as of December 31, 2012. Our agreement with ADP is not exclusive, and ADP may terminate the agreement without cause upon 120 days notice. Although our distribution agreements with Anthem are exclusive, Anthem may terminate its agreements with us if the A.M. Best financial strength rating of ECIC is downgraded and we are not able to provide coverage through a carrier with an A.M. Best financial strength rating of “B++” or better. Anthem may also terminate its agreements with us without cause upon 60 days notice. The termination of any of our principal strategic partnership agreements, our failure to maintain good relationships with our principal strategic partners, or their failure to successfully market our products may materially reduce our revenues and could have a material adverse effect on our results of operations. In addition, we are subject to the risk that our principal strategic partners may face financial difficulties, reputational issues, or problems with respect to their own products and services, which may lead to decreased sales of our products and services. Moreover, if either of our principal strategic partners consolidates or aligns itself with another company or changes its products that are currently offered with our workers' compensation insurance product, we may lose business or suffer decreased revenues.
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
In view of the difficulties experienced recently by many financial institutions, including some of our competitors in the insurance industry, we believe that it is possible that external rating agencies, such as A.M. Best, may increase their scrutiny of financial institutions, increase the frequency and scope of their reviews, request additional information from the companies that they rate, including additional information regarding the valuation of investment securities held, and may adjust upward the capital and other requirements employed in their models for maintenance of certain rating levels. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies.
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
At December 31, 2012, we had $815 million of reinsurance recoverables for paid and unpaid losses and LAE of which $9 million was due to us on paid claims.
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
In addition, we are subject to credit risk with respect to our reinsurers, and they may refuse to pay or delay payment of losses we cede to them. We remain liable to our policyholders even if we are unable to make recoveries that we believe we are entitled to under our reinsurance contracts. Losses may not be recovered from our reinsurers until claims are paid and, in the case of long-term workers' compensation cases, the creditworthiness of our reinsurers may change before we can recover amounts that we are entitled to. The inability of any of our reinsurers to meet their financial obligations could have a material adverse affect on our financial condition and results of operations.

We obtained reinsurance covering the losses incurred prior to July 1, 1995, and we could be liable for all of those losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers party to such transaction.
On January 1, 2000, EICN assumed all of the assets, liabilities, and operations of the Fund, including losses incurred by the Fund prior to such date. EICN also assumed the Fund's rights and obligations associated with the LPT Agreement that the Fund entered into with third party reinsurers with respect to its losses incurred prior to July 1, 1995, see “Item 1 –Business –Reinsurance –LPT Agreement.” We could be liable for all of those losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers party to such transaction. As of December 31, 2012, the estimated remaining liabilities subject to the LPT Agreement were $672 million. If we are unable to collect on these reinsurance recoverables, our financial condition and results of operations could be materially adversely affected.
The reinsurers under the LPT Agreement agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. Accordingly, if the Nevada legislature were to increase the benefits payable for the pre-July 1, 1995 claims, we would be responsible for the increased benefit costs to the extent of the legislative increase. If the credit rating of any of the third party reinsurers that are party to the LPT Agreement were to fall below ''A−'' as determined by A.M. Best or one of the reinsurers becomes insolvent, we would be responsible for replacing any such reinsurer or would be liable for the claims that otherwise would have been transferred to such reinsurer. For example, in 2002, the rating of one of the original reinsurers under the LPT Agreement, Gerling Global International Reinsurance Company Ltd. (Gerling), dropped below the mandatory ''A−'' rating to ''B+.'' Accordingly, we entered into an agreement to replace Gerling with National Indemnity Company at a cost to us of $33 million. We can give no assurance that circumstances requiring us to replace one or more of the current reinsurers under the LPT Agreement will not occur in the future, that we will be successful in replacing such reinsurer or reinsurers in such circumstances, or that the cost of such replacement or replacements will not have a material adverse effect on our results of operations or financial condition.
The LPT Agreement also required the reinsurers to each place assets supporting the payment of claims by them in individual trusts that require that collateral be held at a specified level. The collateralization level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we can require the reinsurers to contribute additional assets to maintain the required minimum level. The value of these assets at December 31, 2012 was $1.0 billion. If the value of the collateral in the trusts drops below the required minimum level and the reinsurers are unable to contribute additional assets, we could be responsible for substituting a new reinsurer or paying those claims without the benefit of reinsurance. One of the reinsurers has collateralized its obligations under the LPT Agreement by placing shares of stock of a publicly held corporation, with a value of $804 million at December 31, 2012, in a trust to secure the reinsurer's obligation of $370 million. The value of this collateral is subject to fluctuations in the market price of such stock. The other reinsurers have placed treasury and fixed maturity securities in trusts to collateralize their obligations.
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
Because of cyclicality in the workers' compensation market, due in large part to competition, capacity, and general economic factors, we cannot predict the timing or duration of changes in the market cycle. We continue to experience price competition in our target markets. This cyclical pattern has in the past and could in the future adversely affect our financial condition and results of operations. If we are unable to compete effectively, our business, financial condition, and results of operations could be materially adversely affected.
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
We are exposed to significant financial risks related to the capital markets, including the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk, credit spread risk, credit risk, and equity price risk. For more information regarding market risk, interest rate risk, or equity price risk, see "Item 7A–Quantitative and Qualitative Disclosures About Market Risk."
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
Our future capital requirements will depend on many factors, including state regulatory requirements, our ability to write new business successfully, and to establish premium rates and reserves at levels sufficient to cover losses. If we have to raise additional capital, equity or debt financing may not be available on terms that are favorable to us. In the case of equity financings, there could be dilution to our stockholders and the securities may have rights, preferences, and privileges senior to our common stock. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to implement our future growth or operating plans and our business, financial condition, and results of operations could be materially adversely affected.
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
Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, administer and make payments on claims, facilitate collections, and to automatically underwrite and administer the policies we write. The failure of any of our systems could interrupt our operations or materially impact our ability to evaluate and write new business. Our information technology and telecommunications systems interface with and depend on third-party systems, and we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions.
Certain events outside of our control, including cyber attacks on our systems, could render our systems inoperable such that we would be unable to service our agents, insureds, and injured workers, or meet certain regulatory requirements. If such an event were to occur and our systems were unable to be restored or secured within a reasonable timeframe, our business, financial condition, and results of operations could be adversely affected. Additionally, cyber attacks resulting in a breach of security could jeopardize the privacy, confidentiality, and integrity of our data or our customers' data, which could harm our reputation and expose us to possible liability.
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
Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by the 2002 Act, or its extension, the TRIPRA, the risk of severe losses to us from acts of terrorism has not been eliminated because our excess of loss reinsurance treaty program contains various sub-limits and exclusions limiting our reinsurers' obligation to cover losses caused by acts of terrorism. Our excess of loss reinsurance treaties do not protect against nuclear, biological, chemical, or radiological events. If such an event were to impact one or more of the businesses we insure, we would be entirely responsible for any workers' compensation claims arising out of such event, subject to the terms of the 2002 Act and the TRIPRA and could suffer substantial losses as a result.
Our operations also expose us to claims arising out of catastrophes because we may be required to pay benefits to workers who are injured in the workplace as a result of a catastrophe. Catastrophes can be caused by various unpredictable events, either natural or man-made. Any catastrophe occurring in the communities in which we operate or that have significant impacts on one or more of our targeted classes of business could expose us to potentially substantial losses and, accordingly, could have a material adverse effect on our financial condition and results of operations.

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
Our success depends in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting personnel, and other skilled employees who are knowledgeable about our business. The current success of our business is dependent in significant part on the efforts of Douglas D. Dirks, our President and Chief Executive Officer, and William E. Yocke, our Executive Vice President and Chief Financial Officer. Many of our regional and local officers are also important to our operations because of their industry expertise, knowledge of our markets, and relationships with the independent agents and brokers who sell our products. We have entered into employment agreements with certain of our key executives. Currently, we maintain key man life insurance for our Chief Executive Officer. If we were to lose the services of members of our management team or key regional or local officers, we may be unable to find replacements satisfactory to us and our business. As a result, our operations may be disrupted and our financial performance and results of operations may be adversely affected.
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
Our insurance subsidiaries are domiciled in Florida, California, and Nevada. The insurance laws of these states generally require that any person seeking to acquire control of a domestic insurance company obtain the prior approval of the state's insurance commissioner. In Florida, "control" is generally presumed to exist through the direct or indirect ownership of 5% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In California and Nevada, "control" is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states in which we are licensed require pre-notification to the state's insurance commissioner of a change in control of a non-domestic insurance company licensed in those states. Because we have insurance subsidiaries domiciled in Florida, California, and Nevada, any transaction that would constitute a change in control of us would generally require the party acquiring control to obtain the prior approval of the insurance commissioners of these states and may require pre-notification of the change of control in these or other states. The time required to obtain these approvals may result in a material delay of, or deter, any such transaction. These laws may discourage potential acquisition proposals or tender offers, and may delay, deter, or prevent a change of control, even if the acquisition proposal or tender offer is favorable to our stockholders.
Provisions of our amended and restated articles of incorporation and amended and restated by-laws could discourage, delay, or prevent a merger, acquisition, or other change in control of us, even if our stockholders might consider such a change in control to be favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect Directors and take other corporate actions. In particular, our amended and restated articles of incorporation and amended and restated by-laws include provisions:

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are 79,533 square feet located in leased premises in Reno, Nevada. As of February 1, 2013, we leased 253,401 square feet of office space in 10 states. We believe that our existing office space is adequate for our current needs. We will continue to enter into or exit lease agreements to address future space requirements, as necessary.
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
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “EIG.” There were 1,315 holders of record as of February 21, 2013. High and low sales prices and cash dividends declared for the last two fiscal years were as follows:

	2012			2011
	Stock Price		Cash Dividends Declared	Stock Price		Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$19.00	$15.89	$0.06	$20.91	$16.34	$0.06
June 30	18.14	16.46	0.06	21.00	15.51	0.06
September 30	19.41	17.07	0.06	17.02	10.73	0.06
December 31	20.74	17.50	0.06	18.69	12.00	0.06
We currently expect that cash dividends will continue to be paid in the future; however, any determination to pay additional or future dividends will be at the discretion of our Board of Directors and will be dependent upon:

•	the surplus and earnings of our subsidiaries and their ability to pay dividends and/or other statutorily permissible payments to us;

•	our results of operations and cash flows;

•	our financial position and capital requirements;

•	general business conditions;

•	any legal, tax, regulatory, and/or contractual restrictions on the payment of dividends; and

•	any other factors our Board of Directors deems relevant.
There were no unregistered sales of equity securities during the fiscal year that ended December 31, 2012.
Issuer Purchases of Equity Securities
The following table summarizes the repurchase of our common stock for the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
October 1 - October 31, 2012	1,300	$17.99	1,300	$51.6
November 1 - November 30, 2012	21,524	17.95	21,524	51.2
December 1 - December 31, 2012	—	—	—	51.2
Total	22,824	17.95	22,824

(1)	Includes commissions paid on stock repurchases.

(2)
In November 2010, the Board of Directors authorized a share repurchase program for up to $100 million of our common stock from November 8, 2010 through June 30, 2012 (the 2011 Program). In November 2011, the Board of Directors authorized a $100 million expansion of the 2011 Program, to $200 million, and extended the repurchase authority pursuant to the 2011 Program through June 30, 2013. We expect that shares of common stock may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2011 Program may be commenced, modified, or suspended from time-to-time without prior notice, and the 2011 Program may be suspended or discontinued at any time. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Through December 31, 2012, we repurchased a total of 9,426,131 shares of common stock under the 2011 Program at an average price of $15.79 per share, including commissions, for a total of $148.8 million.

Performance Graph
The following information compares the cumulative total return on $100 invested in the common stock of EHI, ticker symbol EIG, for the period commencing on December 31, 2007 and ending on December 31, 2012 with the cumulative total return on $100 invested in each of the Standard and Poor's 500 Index (S&P 500) and the Standard and Poor's 500 Property-Casualty Insurance Index (S&P P&C Insurance Index). The calculation of cumulative total return assumes the reinvestment of dividends. The following graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

Employers Holding, Inc.
Cumulative Total Return Performance
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
Employers Holdings, Inc.
S&P 500
S&P P&C Insurance Index

	Period Ending
	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Employers Holdings Inc	100.00	100.18	95.06	110.05	115.61	133.34
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
S&P P&C Insurance Index	100.00	70.59	79.30	86.39	86.18	103.51

Item 6. Selected Financial Data
The following selected historical consolidated financial data should be read in conjunction with ''Item 7–Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations'' and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.
The 2008 through 2011 information presented in the following tables has been restated as a result of the revised manner in which we account for the contingent profit commission to which we are entitled under the LPT Agreement, as is more fully described in the "Explanatory Note" immediately preceding Part I, Item 1 and in Note 2 to our consolidated financial statements in Part II, Item 8.

	Years Ended December 31,
(in thousands, except per share amounts and ratios)		2011	2010	2009(1)	2008(1)(2)
Income Statement Data	2012	As Restated	As Restated	As Restated	As Restated
Revenues:				(unaudited)	(unaudited)
Net premiums earned	$501,464	$363,424	$321,786	$404,247	$328,947
Net investment income	72,363	80,117	83,032	90,484	78,062
Realized gains (losses) on investments, net	5,048	20,161	10,137	791	(11,524)
Other income	307	452	649	413	1,293
Total revenues	579,182	464,154	415,604	495,935	396,778
Net income before income taxes	97,544	46,517	66,992	84,023	113,310
Income tax expense (benefit)	(9,347)	(2,106)	3,523	9,277	10,266
Net income	$106,891	$48,623	$63,469	$74,746	$103,044
Earnings per common share
Basic	$3.40	$1.30	$1.53	$1.63	$2.09
Diluted	3.37	1.30	1.53	1.62	2.09
Selected Operating Data
Gross premiums written(3)	$580,327	$418,512	$322,277	$379,949	$318,392
Net premiums written(4)	$569,676	$410,038	$313,098	$368,290	$308,317
Combined ratio(5)	95.3%	113.9%	106.6%	100.1%	85.5%
Net income before impact of the LPT Agreement(6)(7)(8)	$6,957	$29,324	$43,754	$49,989	$83,364
Earnings per common share before impact of the LPT Agreement(8)
Basic	$0.22	$0.79	$1.06	$1.09	1.69
Diluted	0.22	0.78	1.06	1.08	1.69
Dividends declared	0.24	0.24	0.24	0.24	0.24

	As of December 31,
(in thousands)		2011	2010	2009(1)	2008(1)(2)
Balance Sheet Data	2012	As Restated	As Restated	As Restated	As Restated
				(unaudited)	(unaudited)
Cash and cash equivalents	$140,661	$252,300	$119,825	$188,883	$197,429
Total investments	2,149,514	1,950,745	2,080,494	2,029,560	2,042,941
Reinsurance recoverable on paid and unpaid losses	814,853	951,569	970,458	1,064,843	1,087,738
Total assets	3,511,339	3,482,310	3,480,665	3,677,248	3,825,098
Unpaid losses and loss adjustment expense	2,231,540	2,272,363	2,279,729	2,425,658	2,506,478
Deferred reinsurance gain–LPT Agreement(6)(7)	281,043	365,963	383,399	402,352	414,479
Notes payable	112,000	122,000	132,000	132,000	182,000
Total liabilities	2,971,958	3,020,327	3,003,062	3,192,032	3,385,278
Total equity	539,381	461,983	477,603	485,216	439,820
Other Financial Data
Total equity including deferred reinsurance gain–LPT Agreement(6)(7)(9)	$820,424	$827,946	$861,002	$887,568	$854,299

(1)
The following table presents the summary impacts of the restatement adjustments on our previously reported consolidated net income and earnings per share for the years ended December 31, 2009 and 2008, and total assets, liabilities, and stockholders' equity as of December 2009 and 2008:

	December 31,
(in thousands, except per share data)	2009	2008
Net income (previously reported)	$83,021	$101,785
Adjustment	(8,275)	1,259
Net income (as restated)	$74,746	$103,044

Earnings per common share:
Basic (previously reported)	$1.81	$2.07
Adjustment	(0.18)	0.02
Basic (as restated)	$1.63	$2.09

Diluted (previously reported)	$1.80	$2.07
Adjustment	(0.18)	0.02
Diluted (as restated)	$1.62	$2.09

Total assets (previously reported)	$3,676,653	$3,825,098
Adjustment	595	—
Total assets (as restated)	$3,677,248	$3,825,098

Total liabilities (previously reported)	$3,178,254	$3,380,370
Adjustment	13,778	4,908
Total liabilities (as restated)	$3,192,032	$3,385,278

Total stockholders' equity (previously reported)	$498,399	$444,728
Adjustment	(13,183)	(4,908)
Total stockholders' equity (as restated)	$485,216	$439,820

(2)
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

(4)
Net premiums written is the sum of direct premiums written and assumed premiums written less ceded premiums written. Ceded premiums written is the portion of direct premiums written that we cede to our reinsurers under our reinsurance contracts. (See Note 12 in the Notes to our Consolidated Financial Statements.)

(5)
Combined ratio is the sum of the losses and LAE expense, the commission expense, dividends to policyholders, and the underwriting and other operating expenses, all divided by net earned premiums. Because we only have one operating segment, holding company expenses are included in the combined ratio.

(6)
In connection with our January 1, 2000 assumption of the assets, liabilities and operations of the Fund, our Nevada insurance subsidiary assumed the Fund's rights and obligations associated with the LPT Agreement, a retroactive 100% quota share reinsurance agreement with third party reinsurers, which substantially reduced our exposure to losses for pre-July 1, 1995 Nevada insured risks. Pursuant to the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for incurred but unpaid losses and LAE, which represented substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995.

(7)
Deferred reinsurance gain–LPT Agreement reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method. Amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the LPT Agreement, except for the contingent profit commission, which is amortized through June 30, 2024. The amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement and the expected losses and LAE subject to the contingent profit commission under the LPT Agreement. Our reevaluations result in corresponding adjustments, if needed, to reserves, ceded reserves, contingent commission receivable, and the Deferred Gain, with the net effect being an increase or decrease, as the case may be, to net income.

(8)
We define net income before impact of the LPT Agreement as net income before the impact of: (a) amortization of Deferred Gain; (b) adjustments to the LPT Agreement ceded reserves; and (c) adjustments to contingent commission receivable–LPT Agreement. These are not measurements of financial performance under GAAP, but rather reflect the difference in accounting treatment between SAP and GAAP, and should not be considered in isolation or as an alternative to any other measure of performance derived in accordance with GAAP.

We present net income before impact of the LPT Agreement because we believe that it is an important supplemental measure of operating performance to be used by analysts, investors, and other interested parties in evaluating us.

The LPT Agreement was a non-recurring transaction which does not affect our ongoing operations and consequently we believe these presentations are useful in providing a meaningful understanding of our operating performance. In addition, we believe these non-GAAP measures, as we have defined them, are helpful to our management in identifying trends in our performance because the item excluded has limited significance in our current and ongoing operations.
The table below shows the reconciliation of net income to net income before impact of the LPT Agreement for the periods presented:

	Years Ended December 31,
		2011	2010	2009	2008
(in thousands)	2012	As Restated	As Restated	As Restated	As Restated
Net income	$106,891	$48,623	$63,469	$74,746	$103,044
Less amortization of the Deferred Gain	16,976	18,249	19,323	19,050	18,952
Less impact of the LPT Reserve Adjustment(a)	73,349	—	—	—	—
Less impact of the LPT Contingent Commission Adjustment(b)	9,609	1,050	392	5,707	728
Net income before impact of the LPT Agreement	$6,957	$29,324	$43,754	$49,989	$83,364

(a)
Any adjustment to the estimated reserves ceded under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also included in losses and LAE incurred in the consolidated statement of income and comprehensive income, such that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement (LPT Reserve Adjustment). (See Note 3 in the Notes to our Consolidated Financial Statements.)

(b)
Any adjustment to the contingent profit commission under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the consolidated statement of income and comprehensive income, such that the Deferred Gain reflects the balance that would have existed had the revised contingent profit commission been recognized at the inception of the LPT Agreement. (LPT Contingent Commission Adjustment). (See Note 3 in the Notes to our Consolidated Financial Statements.)

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
The table below shows the reconciliation of total equity to total equity including the Deferred Gain for the periods presented:

	As of December 31,
		2011	2010	2009	2008
(in thousands)	2012	As Restated	As Restated	As Restated	As Restated
Total equity	$539,381	$461,983	$477,603	$485,216	$439,820
Deferred Gain	281,043	365,963	383,399	402,352	414,479
Total equity including the Deferred Gain	$820,424	$827,946	$861,002	$887,568	$854,299
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
This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations contains restated results related to the modification of our method of accounting for the contingent profit commission under the LPT Agreement. See "Explanatory Note" immediately preceding Part I, Item 1 and Note 2, "Revision of Previously Issued Consolidated Financial Statements," to our Consolidated Financial Statements in Part II, Item 8 for a detailed discussion of the modification and effect of the restatement.
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
Results of Operations
Overall, net income was $106.9 million, $48.6 million, and $63.5 million in 2012, 2011, and 2010, respectively and we recognized underwriting income (losses) of $23.3 million, $(50.6) million, and $(21.1) million for the same periods, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, policyholder dividends, and underwriting and other operating expenses from net premiums earned. Key factors that affected our financial performance during 2012 and 2011, each compared to the previous year, respectively, include:

•	Gross premiums written increased 39% and 30%;

•	Net premiums earned increased 38% and 13%;

•	Losses and LAE increased 10% and 36%;

•	Underwriting and other operating expenses declined 21% and increased 5%; and

•	Income tax expenses decreased $7.2 million to an income tax benefit of $9.3 million in 2012 and decreased $5.6 million to an income tax benefit of $2.1 million in 2011.
Our results of operations in 2012 were also impacted by: (1) favorable development in the estimated reserves ceded under the LPT Agreement. The adjustment to the estimated reserves ceded resulted in a $73.3 million cumulative adjustment to the Deferred Gain, which reduced our losses and LAE by the same amount during the fourth quarter of 2012 (LPT Reserve Adjustment); (2) an increase in the contingent commission receivable and the Deferred Gain under the LPT Agreement that resulted in an $8.6 million cumulative adjustment, which reduced our losses and LAE during the fourth quarter of 2012 (LPT Contingent Commission Adjustment); and (3) guidance issued by the Financial Accounting Standards Board that, beginning in 2012, changed the definition of policy acquisition costs which may be capitalized. Our underwriting and other operating expenses increased $7.1 million during 2012 as a result of this change (see Note 5 in the Notes to Consolidated Financial Statements for additional information).
A primary measure of our performance is our ability to increase stockholders' equity, including the impact of the Deferred Gain, over the long-term. The following table shows our stockholders' equity including the Deferred Gain, stockholders' equity on a GAAP basis, and number of common shares outstanding at December 31:

		2011
(in thousands, except share data)	2012	As Restated
Stockholders' equity including the Deferred Gain(1)	$820,424	$827,946
GAAP stockholders' equity	$539,381	$461,983
Common shares outstanding	30,771,479	32,996,809

(1)
Stockholders' equity including the Deferred Gain is a non-GAAP measure that is defined as total stockholders' equity plus the Deferred Gain, which we believe is an important supplemental measure of our capital position.

Our goal is to maintain our focus on disciplined underwriting and to continue to pursue profitable growth opportunities across market cycles; however, we continue to be affected by persistently low investment yields and continuing high levels of unemployment nationally. We do not believe overall economic conditions will change significantly in the near-term.

The comparative components of net income are set forth in the following table.

	Years Ended December 31,
		2011	2010
(in thousands)	2012	As Restated	As Restated
Net premiums earned	$501,464	$363,424	$321,786
Net investment income	72,363	80,117	83,032
Realized gains on investments, net	5,048	20,161	10,137
Other income	307	452	649
Total revenues	579,182	464,154	415,604

Losses and LAE	287,910	262,511	193,297
Commission expense	65,580	47,344	39,280
Policyholder dividends	3,204	3,423	4,316
Underwriting and other operating expenses	121,440	100,717	106,026
Interest expense	3,504	3,642	5,693
Income tax (benefit) expense	(9,347)	(2,106)	3,523
Total expenses	472,291	415,531	352,135
Net income	$106,891	$48,623	$63,469
Less amortization of the Deferred Gain	16,976	18,249	19,323
Less impact of the LPT Reserve Adjustment(1)	73,349	—	—
Less impact of the LPT Contingent Commission Adjustment(2)	9,609	1,050	392
Net income before impact of the LPT Agreement(3)	$6,957	$29,324	$43,754

(1)
Any adjustment to the estimated reserves ceded under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also included in losses and LAE incurred in the consolidated statement of income and comprehensive income, such that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. (See Note 3 in the Notes to our Consolidated Financial Statements.)

(2)
Any adjustment to the contingent profit commission under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the consolidated statement of income and comprehensive income, such that the Deferred Gain reflects the balance that would have existed had the revised contingent profit commission been recognized at the inception of the LPT Agreement. (See Note 3 in the Notes to our Consolidated Financial Statements.)

(3)
We define net income before impact of the LPT Agreement as net income before the impact of: (a) amortization of Deferred Gain; (b) adjustments to LPT Agreement ceded reserves; and (c) adjustments to contingent commission receivable –LPT Agreement. Deferred Gain reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method. Amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the LPT Agreement, except for the contingent profit commission, which is amortized through June 30, 2024. The amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement and the expected losses and LAE subject to the contingent profit commission under the LPT Agreement. Our reevaluations result in corresponding adjustments, if needed, to reserves, ceded reserves, contingent commission receivable, and the Deferred Gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of the LPT Agreement is not a measurement of financial performance under GAAP, but rather reflects the difference in accounting treatment between statutory and GAAP, and should not be considered in isolation or as an alternative to net income before income taxes or net income or any other measure of performance derived in accordance with GAAP.

We present net income before impact of the LPT Agreement because we believe that it is an important supplemental measure of operating performance to be used by analysts, investors and other interested parties in evaluating us. The LPT Agreement was a non-recurring transaction, under which the Deferred Gain does not effect our ongoing operations, and, consequently, we believe this presentation is useful in providing a meaningful understanding of our operating performance. In addition, we believe this non-GAAP measure, as we have defined it, is helpful to our management in identifying trends in our performance because the excluded item has limited significance in our current and ongoing operations.
Net Premiums Earned
Net premiums earned were $501.5 million, $363.4 million, and $321.8 million for the years ended December 31, 2012, 2011, and 2010, respectively. The increase in net premiums earned over the past three years was primarily due to increasing policy count and rate increases. In 2011, our net premiums earned were also impacted by a $14.9 million increase in the accrual for final audit premiums. Changes in the accrual for final audit premium are driven by various factors, including general economic conditions such as unemployment and payroll trends.

The following table shows the percentage change in our in-force premiums, policy count, average policy size, payroll exposure upon which our premiums are based, and net rate as of December 31, 2012 and 2011, respectively:

	Percentage Increase 2012 Over 2011	Percentage Increase (Decrease) 2011 Over 2010
In-force premiums	36.4%	22.7%
In-force policy count	31.5	36.2
Average in-force policy size	3.7	(9.9)
In-force payroll exposure	25.9	24.4
Net rate(1)	8.3	(1.4)

(1)
Net rate, defined as total in-force premiums divided by total insured payroll exposure, is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

We expect that total premiums in 2013 across our markets will reflect:

•	overall rate increases;

•	decelerating policy count growth; and

•	increasing average policy size.
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
Net investment income was $72.4 million, $80.1 million, and $83.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. The decrease in net investment income over the past three years was primarily related to a decrease in the average pre-tax book yield on invested assets. The average pre-tax book yield on invested assets was 3.7%, 4.1%, and 4.2% at December 31, 2012, 2011, and 2010, respectively, while the tax-equivalent yield on invested assets was 4.4%, 5.0%, and 5.3% as of the same dates, respectively.
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
Realized gains on investments were $5.0 million, $20.2 million, and $10.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. The increase in realized gains on investments for the year ended December 31, 2011 compared to 2010 resulted from a strategic rebalancing of our investment portfolio to increase portfolio allocations to taxable fixed income sectors, shorten portfolio duration following the decline in interest rates in the second half of 2011, and increase the allocation to high dividend equity securities. We also evaluated our portfolio allocation during the fourth quarter of 2010 and elected to shift $20.0 million of our equity securities into a high dividend yield portfolio, which resulted in a $9.2 million gain.
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

The following table provides the calculation of our calendar year combined ratios.

	Years Ended December 31,
		2011	2010
	2012	As Restated	As Restated
Loss and LAE ratio	57.4%	72.2%	60.1%
Underwriting and other operating expenses ratio	24.2	27.8	33.0
Commission expense ratio	13.1	13.0	12.2
Policyholder dividends ratio	0.6	0.9	1.3
Combined ratio	95.3%	113.9%	106.6%
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
The accident year loss and LAE ratio, or losses and LAE for insured events that occurred during a particular year divided by the premiums earned for the year, is calculated by dividing the losses and LAE, regardless of when such loss and LAE are incurred, for insured events that occurred during a particular year by the net premiums earned for that year. The accident year losses and LAE ratio is calculated using premiums and losses and LAE that are net of amounts ceded to reinsurers. The accident year loss and LAE ratio for a particular year can decrease or increase when recalculated in subsequent periods as the reserves established for insured events occurring during that year develop favorably or unfavorably; and is an operating ratio based on our statutory financial statements and is not derived from our GAAP financial information.
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) is unchanged year-over-year and our loss experience indicates an downward trend in medical and indemnity costs that are reflected in our current accident year loss estimate. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. We assume that increasing medical and indemnity cost trends will continue to impact our long-term claims costs and current accident year loss estimate, which may be offset by rate increases. Additional information regarding our reserves for losses and LAE is set forth under “–Critical Accounting Policies–Reserves for Losses and LAE.”
Overall, losses and LAE were $287.9 million, $262.5 million, and $193.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. The increase from 2011 to 2012 was primarily due to an increase in net earned premiums, which was partially offset by a $73.3 million favorable LPT Reserve Adjustment and an $8.6 million LPT Contingent Commission Adjustment in the fourth quarter of 2012. The increase from 2010 to 2011 was primarily due to an increase in the current accident year loss estimate, an increase in net earned premiums, and the impact of favorable prior accident year loss development in 2010. Prior accident year loss development in 2012 and 2011 was primarily related to our assigned risk business. Our accident year loss estimates were 77.0%, 77.2%, and 70.6% for the years ended December 31, 2012, 2011, and 2010, respectively. The accident year loss estimate for the year ended December 31, 2010 excludes a $1.6 million expense related to the commutation of certain reinsurance treaties and a $0.9 million expense related to the write-off of certain reinsurance recoverables. The increase in the current accident year loss estimate in 2011 was primarily due to increased loss costs in California.

The table below reflects losses and LAE reserve adjustments.

	Years Ended December 31,
		2011	2010
(in millions)	2012	As Restated	As Restated
Prior accident year (unfavorable) favorable development, net(1)	$(1.8)	$(1.1)	$16.6
Amortization of the Deferred Gain	$17.0	$18.2	$19.3
Impact of the LPT Reserve Adjustment	73.3	—	—
Impact of the LPT Contingent Commission Adjustment	9.6	1.1	0.4

(1)
Prior accident year (unfavorable) favorable development, net, excludes a $1.6 million expense related to the commutation of certain reinsurance treaties and a $0.9 million expense related to the write-off of certain reinsurance recoverables, which are included in losses and LAE for the year ended December 31, 2010.

Excluding the impact from the LPT Agreement, losses and LAE would have been $387.8 million, $281.8 million, and $213.0 million, or 77.3%, 77.5%, and 66.2% of net premiums earned, for the years ended December 31, 2012, 2011, and 2010, respectively.
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
Underwriting and other operating expenses were $121.4 million, $100.7 million, and $106.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. During the year ended December 31, 2012, bonus and equity compensation expenses increased $7.2 million, our premium taxes and assessments increased $3.1 million, and bad debt expense increased $2.1 million, partially offset by a $1.6 million decrease in professional fees, compared to the same period of 2011.
Additionally, implementation of the new accounting guidance for deferred policy acquisition costs (DAC) resulted in a $7.1 million increase in our underwriting and other operating expenses for the year ended December 31, 2012. This increase was partially offset by a $1.4 million net reduction in underwriting and other operating expenses for the year ended December 31, 2012, related to a change in estimate for guarantee fund assessments.
Excluding the impact of the new DAC guidance and the change in estimate for guarantee fund assessments, underwriting and other operating expenses would have increased $15.0 million for the year ended December 31, 2012 compared to 2011.
In the first quarter of 2010, we incurred charges of $0.9 million related to staffing reductions to adjust our insurance operations to reflect activity levels at that time. Subsequently, in the third quarter of 2010, we announced the reorganization of our operations to eliminate duplicative services and better align resources with business activity and growth opportunities at that time. In connection with those efforts and with general cost control efforts, we eliminated approximately 160 positions. In conjunction with that reorganization, we recorded restructuring charges of $5.2 million in 2010, including $3.0 million related to workforce reductions and $2.2 million related to leases for facilities that were vacated during the year.
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
Our commission expense was $65.6 million, $47.3 million, and $39.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. The increases in commission expense from 2010 through 2012 were primarily due to higher net premiums earned, as well as higher agency incentive commissions due to increased agent production in 2012. Additionally, in 2010, we reduced the estimate of certain administrative fees due to Anthem under our joint marketing agreements by $3.0 million, which decreased the commission expense. This decrease was partially offset by the re-negotiation of the terms of a separate reinsurance agreement resulting in an additional $1.8 million in commission expense in 2010. Excluding the impact of the change in accrual for fees due to Anthem, and the re-negotiated reinsurance agreement, commission expense would have been 12.6% of net premiums earned for the year ended December 31, 2010.
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
Policyholder dividends were $3.2 million, $3.4 million, and $4.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. Policyholder dividends fluctuate from time to time due to changes in premium levels on dividend policies and the eligibility of policyholders to receive dividend payments.
Interest Expense
We incur interest expenses on notes payable. We also had an interest rate swap agreement on our credit facility with Wells Fargo Bank, National Association (Wells Fargo), which expired on September 30, 2010.
Interest expense was $3.5 million, $3.6 million, and $5.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. The decrease in interest expense from 2010 to 2011 was primarily due to the expiration of the interest rate swap that was in place in 2010. The decrease in interest expense from 2011 to 2012 was primarily due to the reduction in principal balance on our credit facility with Wells Fargo by $10 million in the fourth quarter of 2011.
Income Tax Expense
Income tax expense (benefit) was $(9.3) million, $(2.1) million, and $3.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. The effective tax rate was (9.6)%, (4.5)%, and 5.3% for the years ended December 31, 2012, 2011, and 2010, respectively. The decreased tax expense from 2010 through 2012 is primarily due to increases in tax exempt income as a percentage of pre-tax net income, which was 129.7%, 121.4%, and 86.6% for the years ended December 31, 2012, 2011, and 2010, respectively.
The increased tax exempt income as a percentage of pre-tax net income for the year ended December 31, 2012, compared to 2011, was primarily due to the impact of the $73.3 million favorable LPT Reserve Adjustment and a $15.0 million increase to the LPT contingent profit commission in 2012. The increased tax exempt income as a percentage of pre-tax net income for the year ended December 31, 2011, compared to 2010, was primarily due to a $21.0 million decrease in pre-tax income.
Liquidity and Capital Resources
Parent Company
Operating Cash and Cash Equivalents. We are a holding company and our ability to fund our operations is contingent upon existing capital and our insurance subsidiaries' abilities to pay dividends up to the holding company. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. We require cash to pay stockholder dividends, repurchase common stock, make interest and principal payments on our outstanding debt obligations, provide additional surplus to our insurance subsidiaries, and fund our operating expenses.
In September 2012, EHI made a cash capital contribution totaling $70 million to its operating subsidiaries to support future growth and maintain the subsidiaries' financial strength ratings.
Based on reported capital, surplus, and dividends paid within the last 12 months, the maximum dividends that may be paid by EICN and EPIC in 2013, without prior approval by the respective state insurance regulator, are $29.5 million and $20.6 million, respectively.
The holding company had $85.2 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at December 31, 2012. Ten million dollars of our line of credit is payable on each of December 31, 2013 and December 31, 2014. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, maturing investments, and dividends from our insurance subsidiaries.
Share Repurchases. In November 2010, our Board of Directors authorized a share repurchase program for repurchases of up to $100 million of common stock from November 8, 2010 through June 30, 2012 (the 2011 Program). In November 2011, the Board of Directors authorized a $100 million expansion of the 2011 Program, to $200 million, and extended the repurchase authority pursuant to the 2011 Program through June 30, 2013. Repurchases under the 2011 Program may be commenced or suspended from time-to-time without prior notice, and the 2011 Program may be suspended or discontinued at any time. Through December 31, 2012, we repurchased a total of 9,426,131 shares of common stock under the 2011 Program at an average price of $15.79 per share, including commissions, for a total of $148.8 million.
Outstanding Debt. In December 2010, we entered into the Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility) under which we were provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $110.4 million and $126.7 million at December 31, 2012 and 2011, respectively. The Amended Credit Facility contains customary non-financial covenants and requires us to maintain $5.0 million of cash and cash equivalents at all times at the holding company. We are currently in compliance with all applicable covenants. In accordance with the terms of the contract, we repaid $10.0 million of the line of credit provided by the Amended Credit Facility on December 28, 2012.
Our total outstanding debt was $112.0 million and $122.0 million as of December 31, 2012 and 2011, respectively. Interest and fees on debt obligations totaled $3.5 million, $3.6 million, and $5.7 million in 2012, 2011, and 2010, respectively.
Our capital structure is comprised of outstanding debt and stockholders' equity. As of December 31, 2012, our capital structure consisted of an $80.0 million principal balance on our Amended Credit Facility, $32.0 million in surplus notes maturing in 2034, and $820.4 million of stockholders' equity, including the Deferred Gain. Outstanding debt was 12.0% of total capitalization, including the Deferred Gain, as of December 31, 2012.
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
Our insurance subsidiaries had $330.0 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at December 31, 2012. We believe that our subsidiaries' liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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
Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The amount of capital in our insurance subsidiaries is maintained relative to standardized capital adequacy measures such as risk-based capital (RBC), as established by the National Association of Insurance Commissioners. The RBC standard was designed to provide a measure by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of RBC. Each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements that correspond to any level of regulatory action at December 31, 2012.
Various state regulations require us to keep securities or letters of credit on deposit with certain states in which we do business. Securities having a fair market value of $530.6 million and $522.6 million were on deposit at December 31, 2012 and 2011, respectively. These laws and regulations govern both the amount and type of fixed maturity security that is eligible for deposit. Additionally, certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of securities held in trust for the benefit of ceding reinsurers was $35.0 million and $40.3 million at December 31, 2012 and 2011, respectively.

Cash Flows
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows.

	Years Ended December 31,
	2012	2011	2010
Cash and cash equivalents provided by (used in):	(in thousands)
Operating activities	$131,771	$43,215	$56,981
Investing activities	(184,946)	199,159	(51,327)
Financing activities	(58,464)	(109,899)	(74,662)
(Decrease) increase in cash and cash equivalents	$(111,639)	$132,475	$(69,008)
Operating Activities. Major components of net cash provided by operating activities in 2012 included net premiums received of $508.7 million, investment income received of $79.6 million, and amounts recovered from reinsurers of $38.2 million. These were partially offset by claims payments of $315.1 million, underwriting and other operating expenses paid of $116.8 million (including premium taxes paid of $16.9 million), and commissions paid of $55.2 million.
Major components of net cash provided by operating activities in 2011 included net premiums received of $358.4 million, investment income received of $90.8 million, and amounts recovered from reinsurers of $46.1 million. These were partially offset by claims payments of $316.4 million, underwriting and other operating expenses paid of $93.7 million (including $7.6 million of premium taxes paid), and commissions paid of $36.3 million.
Major components of net cash provided by operating activities in 2010 included net premiums received of $321.3 million and investment income received of $89.2 million, partially offset by claims payments of $263.2 (net of reinsurance recoverables), and underwriting and other operating expenses paid of $91.5 million.
Investing Activities. In 2012, net cash used in investing activities was primarily related to the investment of premiums received and the reinvestment of funds from maturities and redemptions. The major sources of net cash provided by investing activities in 2011 were the sale of certain fixed maturity securities and from maturities and redemptions of other investments during the year. In 2010, net cash used in investing activities was primarily related to the reinvestment of funds from maturities and redemptions.
Financing Activities. The majority of cash used in financing activities in 2012, 2011 and 2010 was to repurchase $41.8 million, $92.0 million, and $63.6 million of our common stock, respectively, and to pay dividends to stockholders. Additionally, cash was used to pay down $10.0 million on the line of credit provided by the Amended Credit Facility in 2012 and 2011.
Investments
The amortized cost of our investment portfolio was $1.95 billion and the fair value was $2.15 billion as of December 31, 2012.
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
As of December 31, 2012, our investment portfolio, which is classified as available-for-sale, consisted of 94.2% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.2 at December 31, 2012. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be “AA-.” Our fixed maturity securities portfolio had a weighted average quality of “AA-” as of December 31, 2012, with 65.9% of the market value rated “AA” or better.
We carry our portfolio of equity securities on our balance sheet at fair value. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. Equity securities represented 5.8% of our investment portfolio at December 31, 2012.
Given the economic uncertainty and continuing market volatility, we believe that our current asset allocation best meets our strategy to preserve capital for policyholders, to provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.

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
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average tax equivalent yield based on the fair value of each category of invested assets as of December 31, 2012.

Category	Estimated Fair Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasuries	$152,490	7.1%	2.4%
U.S. Agencies	93,967	4.3	3.2
States and municipalities	758,516	35.3	5.8
Corporate securities	676,243	31.5	3.8
Residential mortgaged-backed securities	252,852	11.8	4.2
Commercial mortgaged-backed securities	56,120	2.6	3.1
Asset-backed securities	34,240	1.6	1.2
Equity securities	125,086	5.8	4.4
Total investments	$2,149,514	100.0%
Weighted average yield			4.4%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of December 31, 2012 by credit rating category, using the lower of ratings assigned by Moody's Investor Service and/or Standard & Poor's.

Rating	Percentage of Total Estimated Fair Value
“AAA”	16.6%
“AA”	49.3
“A”	24.5
“BBB”	9.5
Below Investment Grade	0.1
Total	100.0%
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
Based on our review of fixed maturity and equity securities, we believe that we appropriately identified the declines in the fair values of our unrealized losses at December 31, 2012 and 2011. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or to maturity.
Based on reviews of the equity securities as of December 31, 2012 and 2011, the Company recognized total impairments of $0.7 million and $0.1 million in the fair values of eleven and four equity securities as a result of the severity and duration of the change in fair values of those securities as of December 31, 2012 and 2011, respectively.

The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of our investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2012	(in thousands)
Fixed maturity securities
U.S. Treasuries	$138,839	$13,651	$—	$152,490
U.S. Agencies	88,202	5,765	—	93,967
States and municipalities	689,776	68,740	—	758,516
Corporate securities	627,047	49,461	(265)	676,243
Residential mortgage-backed securities	236,461	16,488	(97)	252,852
Commercial mortgage-backed securities	54,755	1,410	(45)	56,120
Asset-backed securities	34,062	211	(33)	34,240
Total fixed maturity securities	1,869,142	155,726	(440)	2,024,428
Equity securities	81,067	45,399	(1,380)	125,086
Total investments	$1,950,209	$201,125	$(1,820)	$2,149,514

At December 31, 2011
Fixed maturity securities
U.S. Treasuries	$122,144	$15,222	$(1)	$137,365
U.S. Agencies	101,520	6,942	(14)	108,448
States and municipalities	719,431	70,391	(186)	789,636
Corporate securities	467,470	35,745	(1,546)	501,669
Residential mortgage-backed securities	262,961	19,154	(604)	281,511
Commercial mortgage-backed securities	20,756	910	(1)	21,665
Asset-backed securities	11,934	471	—	12,405
Total fixed maturity securities	1,706,216	148,835	(2,352)	1,852,699
Equity securities	64,962	34,639	(1,555)	98,046
Total investments	$1,771,178	$183,474	$(3,907)	$1,950,745
The amortized cost and estimated fair value of fixed maturity securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$113,909	$115,939
Due after one year through five years	641,161	684,751
Due after five years through ten years	587,349	655,031
Due after ten years	201,445	225,495
Mortgage and asset-backed securities	325,278	343,212
Total	$1,869,142	$2,024,428
Net realized and unrealized investment gains (losses) on fixed maturity and equity securities were as follows:

	December 31,
	2012	2011	2010
Net realized gains:	(in thousands)
Fixed maturity securities	$3,774	$19,315	$710
Equity securities	1,274	846	9,427
	$5,048	$20,161	$10,137
Change in unrealized gains (losses):
Fixed maturity securities	$8,803	$47,897	$(2,632)
Equity securities	10,935	2,235	1,517
	$19,738	$50,132	$(1,115)

Net investment income was as follows:

	December 31,
	2012	2011	2010
	(in thousands)
Fixed maturity securities	$71,293	$80,361	$83,817
Equity securities	3,248	1,885	1,399
Cash equivalents and restricted cash	351	279	240
	74,892	82,525	85,456
Investment expenses	(2,529)	(2,408)	(2,424)
Net investment income	$72,363	$80,117	$83,032
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of December 31, 2012.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$24,124	$7,014	$11,161	$5,346	$603
Notes payable(1)	146,134	12,623	74,801	2,879	55,831
Capital leases	2,510	1,130	1,380	—	—
Losses and LAE reserves(2)(3)	2,231,540	283,294	335,477	214,963	1,397,806
Total contractual obligations	$2,404,308	$304,061	$422,819	$223,188	$1,454,240

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of December 31, 2012. The interest rates range from 1.46% to 4.56%.

(2)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which were as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Reinsurance recoverables	$(805,386)	$(41,374)	$(79,937)	$(75,496)	$(608,579)

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
The three main components of our reserves for unpaid losses and LAE are case reserves, incurred but not reported (IBNR) loss reserves, and LAE reserves.
When claims are reported to us, we establish individual estimates of the ultimate cost of each claim (case reserves). These case reserves are continually monitored and revised in response to new information and for amounts paid.
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
LAE reserves are our estimate of the future expenses of investigating, administering, and settling claims that will be paid to manage claims that have occurred, including legal expenses. LAE reserves are established in the aggregate, rather than on a claim-by-claim basis.
A portion of our obligations for losses and LAE are ceded to unaffiliated reinsurers. The amount of reinsurance that will be recoverable on our losses and LAE reserves includes both the reinsurance recoverable from our excess of loss reinsurance policies, as well as reinsurance recoverable under the terms of the LPT Agreement.
Our reserves for unpaid losses and LAE (gross and net of reinsurance), including the main components of such reserves, were as follows:

	As of December 31,
	2012	2011
	(in thousands)
Case reserves	$955,715	$935,263
IBNR	979,185	1,047,220
LAE	296,640	289,880
Gross unpaid losses and LAE	2,231,540	2,272,363
Less reinsurance recoverables on unpaid losses and LAE, gross	805,386	940,840
Net unpaid losses and LAE	$1,426,154	$1,331,523
We use actuarial methodologies to analyze and estimate the aggregate amount of unpaid losses and LAE. Management considers the results of various actuarial projection methods and their underlying assumptions, among other factors, in establishing reserves for unpaid losses and LAE.
Judgment is required in the actuarial estimation of loss reserves, including the selection of various actuarial methodologies to project the following: the ultimate cost of claims; the selection of projection parameters based on historical company data, industry data, and other benchmarks; the identification and quantification of potential changes in parameters from historical levels to current and future levels due to changes in future claims development expectations; and the weighting of differing reserve indications resulting from alternative methods and assumptions. The adequacy of our ultimate loss reserves is inherently uncertain and represents a significant risk to our business. We attempt to mitigate this risk through our claims management processes and by monitoring and reacting to statistics relating to the cost and duration of claims.
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

The Consulting Actuary determines its point estimate for EICN based on a combination of methodologies, similar to those utilized for our other insurance subsidiaries, as described below. While such a determination, based on a combination of methodologies, is valid, management believes that using strictly paid loss methods for Nevada losses is the preferred approach given our depth of knowledge of Nevada losses and the consistency of paid data over time resulting from and related to the statutory prohibition of entering into full and final settlements of Nevada claims. This paid data provides a stable base for estimation of reserves. The Consulting Actuary has provided us with a separate calculation for EICN that is based strictly on the historically utilized paid loss methods.
We compile and aggregate our claims data by grouping the claims according to the year or quarter in which the claim occurred (“accident year” or “accident quarter”) when analyzing claim payment and emergence patterns and trends over time. Additionally, claims data is aggregated and compiled separately for different types of claims or claimant benefits and for different states or groups of states in which we do business.
Our internal actuaries and the Consulting Actuary prepare reserve estimates for all accident years using our own historical claims data and many of the generally accepted actuarial methodologies for estimating loss reserves, such as paid loss development methods, incurred loss development methods, and Bornhuetter-Ferguson methods. These methods vary in their responsiveness to different information, characteristics, and dynamics in the data, and the results assist the actuary in considering these characteristics and dynamics in the historical data. The methods employed for each segment of claims data, and the relative weight accorded to each method, vary depending on the nature of the claims segment and on the age of the claims.
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
In projections using December 31, 2012 data, the method that uses explicit medical cost inflation assumptions included medical cost inflation assumptions ranging from 3.5% to 5.5%. The selection of medical cost inflation assumptions used has been based on observed recent and longer-term historical medical cost inflation in our claims data and in the U.S. economy more generally. The rate of medical cost inflation, as reflected in our historical medical payments per claim, has averaged approximately 4.2% over the past 10 years. The rate of medical cost inflation in the general U.S. economy, as measured by the consumer price index-medical care, has averaged approximately 3.8% over the past 10 years.
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
Management formally establishes loss reserves for financial statement purposes on a quarterly basis. In doing so, we make reference to the most current analyses of our Consulting Actuary, and to a lesser degree, to that of our internal actuarial staff, including a review of the assumptions and the results of the various actuarial methods used. Comprehensive studies are conducted as of June 30 and December 31 by both internal actuarial staff and the Consulting Actuary. On the alternate quarters, the results of the preceding quarter's studies are updated for actual claim payment activity by internal actuarial staff.
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

Management's best estimate of unpaid losses and LAE, net of reinsurance, was $6.6 million, $8.4 million, and $13.8 million above the value calculated based on the historically utilized paid loss methods for EICN and a combination of methodologies for our other insurance subsidiaries at December 31, 2012, 2011, and 2010, respectively.
The table below provides the actuarial range of estimated liabilities for net unpaid losses and LAE and our carried reserves.

	As of December 31,
	2012	2011	2010
	(in thousands)
Low end of actuarial range	$1,307,873	$1,227,199	$1,244,038
Carried reserves	1,426,154	1,331,523	1,323,686
High end of actuarial range	1,620,565	1,471,971	1,499,042
As of December 31, 2012, California and Nevada represented approximately 79% of our reserves for unpaid losses and LAE on our consolidated balance sheet.
In California, where our operations began in 2002, the actuaries' and management's initial expectations of ultimate losses and patterns of loss emergence and payment were based on benchmarks derived from analyses of historical insurance industry data in California. No historical data from our California insurance subsidiary existed prior to July 1, 2002; however, some historical data was available for the prior years for some of the market segments we entered in California, but was limited as to the number of loss reserve evaluation points available. The industry-based benchmarks were judgmentally adjusted for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers' compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of claims by our California insurance subsidiary has been more favorable than those initial expectations through 2009, due at least in part to the impact of the enactment of major changes in the California workers' compensation environment; however, our recent loss experience, beginning in 2010, indicates an upward trend in medical and indemnity costs that are reflected in our loss reserves. We assume that increasing medical cost trends will continue and will impact our long-term claims costs and loss reserves.
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
More than 59% of our claims payments during the three years ended December 31, 2012 related to medical care for injured workers. The utilization and cost of medical services in the future is a significant source of uncertainty in the establishment of loss reserves for workers' compensation. Our loss reserves are established based on reviewing the results of actuarial methods, some of which do not contain explicit medical claim cost inflation rates; however, because medical care may be provided to an injured worker over many years, and in some cases decades, the pace of medical claim cost inflation has a significant impact on our ultimate claim payments. For example, if the rate of medical claim cost inflation increases by 1% above the inflation rate that is implicitly included in the loss reserves at December 31, 2012, we estimate that future medical costs over the lifetime of current claims would increase by approximately $84 million on a net-of-reinsurance basis.
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
If the actual unpaid losses and LAE were at the high or the low end of the actuarial range, the impact on our financial results would have been as follows:

	December 31,
	2012	2011	2010
Increase (decrease) in reserves	(in thousands)
At low end of range	$(118,281)	$(104,324)	$(79,648)
At high end of range	194,411	140,448	175,356
Increase (decrease) in equity and net income, net of income tax effect
At low end of range	$76,883	$67,811	$51,771
At high end of range	(126,367)	(91,291)	(113,981)
Actual losses are affected by a more complex combination of forces and dynamics than any one model or actuarial methodology can represent, and each methodology is an approximation of these complex forces and dynamics. None of the methods are designed or intended to produce an indication that is systematically higher or lower than the other methods. At any given evaluation date, some of the actuarial projection methods produce indications outside the Consulting Actuary's selected range. Accordingly, we believe that the range of potential outcomes is considerably wider than the actuarially estimated range of the most likely outcomes. We increased our prior years' net reserves for unpaid losses and LAE by $1.8 million and $1.1 million as of December 31, 2012 and 2011, respectively, while we decreased our prior years' reserves for unpaid losses and LAE by $14.1 million as of December 31, 2010, illustrating that changes in estimates of loss reserves can be significant from year-to-year. We have no basis for anticipating whether actual future payments of losses and LAE may be either greater than or less than the reserve for unpaid losses and LAE currently on our balance sheet.
Additionally, any adjustment to the estimated ceded reserves under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also included in losses and LAE incurred in the consolidated statement of income and comprehensive income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. The table below provides the actuarial range of estimated liabilities for gross unpaid losses and LAE under the LPT Agreement and our carried reserves.

As of December 31,
2012
(in thousands)
Low end of actuarial range	$603,752
LPT carried reserves	672,344
High end of actuarial range	717,530
If the actual gross unpaid losses and LAE under the LPT Agreement were at the high or the low end of the actuarial range, the impact on our financial results, excluding the impact of the contingent profit commission, would have been as follows:

December 31,
2012
Increase (decrease) in reserves	(in thousands)
At low end of range	$(68,592)
At high end of range	45,187
Increase (decrease) in equity and net income resulting from Deferred Gain
At low end of range	$47,762
At high end of range	(32,644)
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
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995 for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were $672.3 million as of December 31, 2012. Losses and LAE paid with respect to the LPT Agreement totaled $605.1 million at December 31, 2012. We account for the LPT Agreement as retroactive reinsurance. Entry into the LPT Agreement resulted in a deferred reinsurance gain that was recorded on our consolidated balance sheet as a liability. The Deferred Gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and the amortization is reflected in losses and LAE. Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the Deferred Gain on our consolidated balance sheet and losses and LAE in our consolidated statement of income and comprehensive income.
Additionally, we are entitled to receive a contingent commission under the LPT Agreement. The contingent profit is an amount based on the favorable difference between actual paid losses and LAE and expected paid losses and LAE as established in the LPT Agreement. The calculation of actual amounts paid versus expected amounts is determined every five years beginning June 30, 2004 for the first twenty-five years of the agreement. We are paid 30% of the favorable difference between the actual and expected losses and LAE paid at each calculation point. Each quarter, management records its best estimate of the estimated ultimate contingent profit commission through June 30, 2024, which is impacted by estimates for ceded loss and LAE reserves. The related Deferred reinsurance gain–LPT Agreement is amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the contingent profit commission, or through June 30, 2024, and is recorded in losses and LAE incurred in the accompanying consolidated statements of income and comprehensive income. Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the contingent commission receivable–LPT Agreement and the Deferred Gain on our consolidated balance sheet and losses and LAE in our consolidated statement of income and comprehensive income.
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
Valuation of Investments
Our investments in fixed maturity and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of equity, net of deferred taxes, in accumulated other comprehensive income. Realized gains and losses on sales of investments are recognized in operations on a specific-identification basis.

Fair values of our available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs in accordance with FASB guidance. The Company obtains a quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. The Company also performs quarterly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If differences are noted in this review, the Company may obtain additional information from other pricing services to validate the quoted price. See Note 7 in the Notes to our Consolidated Financial Statements.
Impairment of Investment Securities. When, in the opinion of management, a decline in the fair value of an equity security below its cost is considered to be “other-than-temporary,” the equity security's cost is written down to its fair value at the time the other-than-temporary decline is identified. The determination of an other-than-temporary decline for debt securities includes, in addition to other relevant factors, a presumption that if the fair value is below cost by a significant amount for a period of time, a bifurcation of the write-down may be necessary. If management has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery, the investment is written down to its fair value and the entire impairment is recorded as a realized loss due to credit in the accompanying consolidated statements of income and comprehensive income. If management does not have the intent to sell or will not be required to sell the debt security but does not expect to recover the amortized cost basis of the debt security, the amount of the other-than-temporary impairment is bifurcated between credit loss and other loss and recorded as a component of realized gains and losses and in other comprehensive income, respectively, in the consolidated statements of income and comprehensive income. The amount of any write-down is determined by the difference between the cost or amortized cost of the debt security and its fair value at the time the other-than-temporary decline is identified.
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
New Accounting Standards
Deferred Policy Acquisition Costs
In October 2010, the FASB issued Accounting Standards Update Number 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts that became effective in 2012. This guidance changed the definition of acquisition costs which may be capitalized to specify costs which relate directly to the successful acquisition of new or renewal insurance contracts, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. It also defines incremental direct costs that must be capitalized as costs that result directly from contract transactions that are essential to contract issuance, which would not have been incurred had the contract transaction not occurred. All other costs are expensed as incurred. Capitalized costs are amortized over the life of the contract. The Company adopted this standard on a prospective basis on January 1, 2012 and the net effect of implementing this guidance was a $7.1 million increase in underwriting and other operating expense for the year ended December 31, 2012.
Other Recent Accounting Guidance
Prior to December 31, 2012, additional accounting guidance had been issued that we either implemented during 2012 or will implement in future periods. None of this guidance had or is expected to have a material effect on our consolidated financial condition or results of operations. See Note 6 in the Notes to our Consolidated Financial Statements.
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
We also bear credit risk with respect to the reinsurers, which can be significant considering that some of the unpaid losses and LAE remain outstanding for an extended period of time. We are required to pay losses even if a reinsurer refuses or fails to meet its obligations under the applicable reinsurance agreement. We continually monitor the financial condition and rating agency ratings of our reinsurers. Additionally, we bear credit risk with respect to premiums receivable, which is generally diversified due to the large number of entities composing the Company's policyholder base and their dispersion across many different industries.
Interest Rate Risk
Investments
The fair value of our fixed maturity securities portfolio is exposed to interest rate risk, the risk of loss in fair value resulting from changes in prevailing interest rates, which we strive to limit by managing duration. Our investments (excluding cash and cash equivalents) had a duration of 4.2 at December 31, 2012. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the impact of interest rate changes on our liquidity obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of December 31, 2012. The estimated changes in fair values on our fixed maturity securities including short-term investments, valued at $2.1 billion as of December 31, 2012, based on specific changes in interest rates are as follows:

Changes in Interest Rates	Estimated Increase (Decrease) in Fair Value
	(in thousands, except percentages)
300 basis point rise	$(221,280)	(10.9)%
200 basis point rise	(151,972)	(7.5)
100 basis point rise	(77,681)	(3.8)
50 basis point decline	37,576	1.9
100 basis point decline	64,108	3.2
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on FASB guidance related to “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of December 31, 2012, the par value of our residential mortgage-backed securities holdings was $233.9 million. Amortized cost is 101.1% of par value. Since a majority of our mortgage-backed securities were purchased at a premium or discount that is significant as a percentage of par, an adjustment could have a significant effect on investment income; however, given the current economic conditions and prevailing interest rate environment, the rate of prepayments is unlikely to accelerate. The residential mortgage-backed securities portion of the portfolio totaled 11.8% of total investments as of December 31, 2012. Agency-backed residential mortgage pass-throughs totaled $250.6 million, or 99.1%, of the residential mortgage-backed securities portion of the portfolio, and 11.7% of the total portfolio as of December 31, 2012.
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

The table below shows the sensitivity of our equity securities to price changes as of December 31, 2012:

	Cost	Fair Value	10%Fair Value Decrease	Pre-tax Impact on Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Total Equity Securities
	(in thousands)
Total domestic equities	$81,067	$125,086	$112,577	$(12,509)	$137,595	$12,509
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
Item 8. Financial Statements and Supplementary Data

Page
Management's Report on Internal Control Over Financial Reporting	49
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	50
Report of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets as of December 31, 2012 and 2011	52
Consolidated Statements of Income and Comprehensive Income for each of the three years ended December 31, 2012	53
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2012	54
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2012	55
Notes to Consolidated Financial Statements	56

The following financial statement schedules are filed in Item 15 of Part IV of this report:

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	90
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	95

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework).
Based on this assessment, management did not identify any material weaknesses in the internal control over financial reporting and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.
The Company's independent registered public accounting firm, Ernst & Young LLP, has independently assessed the effectiveness of the Company's internal control over financial reporting. A copy of their report is included in Item 8 of this Annual Report on Form 10-K.

March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Employers Holdings, Inc. and Subsidiaries

We have audited Employers Holdings, Inc. and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Employers Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Employers Holdings, Inc. and Subsidiaries as of December 31, 2012 and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Employers Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Employers Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Employers Holdings, Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for deferred acquisition costs effective January 1, 2012.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Employers Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
March 1, 2013

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
		2011
(in thousands, except share data)	2012	As Restated
Assets
Available for sale:
Fixed maturity securities at fair value (amortized cost $1,869,142 at December 31, 2012 and $1,706,216 at December 31, 2011)	$2,024,428	$1,852,699
Equity securities at fair value (amortized cost $81,067 at December 31, 2012 and $64,962 at December 31, 2011)	125,086	98,046
Total investments	2,149,514	1,950,745
Cash and cash equivalents	140,661	252,300
Restricted cash and cash equivalents	5,353	6,299
Accrued investment income	19,356	19,537
Premiums receivable, less bad debt allowance of $5,957 at December 31, 2012 and $5,546 at December 31, 2011	223,011	160,443
Reinsurance recoverable for:
Paid losses	9,467	10,729
Unpaid losses	805,386	940,840
Funds held by or deposited with reinsureds	1,838	1,102
Deferred policy acquisition costs	38,852	37,524
Federal income taxes recoverable	1,893	1,993
Deferred income taxes, net	26,231	22,140
Property and equipment, net	14,680	11,360
Intangible assets, net	10,558	11,728
Goodwill	36,192	36,192
Contingent commission receivable–LPT Agreement	19,141	4,127
Other assets	9,206	15,251
Total assets	$3,511,339	$3,482,310

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,231,540	$2,272,363
Unearned premiums	265,149	194,933
Policyholders’ dividends accrued	2,942	3,838
Total claims and policy liabilities	2,499,631	2,471,134
Commissions and premium taxes payable	40,825	28,905
Accounts payable and accrued expenses	19,522	14,994
Deferred reinsurance gain—LPT Agreement	281,043	365,963
Notes payable	112,000	122,000
Other liabilities	18,937	17,331
Total liabilities	$2,971,958	$3,020,327

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 54,144,453 and 53,948,442 shares issued and 30,771,479 and 32,996,809 shares outstanding at December 31, 2012 and 2011, respectively	$542	$540
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	325,990	318,989
Retained earnings	445,850	346,490
Accumulated other comprehensive income, net	129,549	116,719
Treasury stock, at cost (23,372,974 shares at December 31, 2012 and 20,951,633 shares at December 31, 2011)	(362,550)	(320,755)
Total stockholders’ equity	539,381	461,983
Total liabilities and stockholders’ equity	$3,511,339	$3,482,310
See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
		2011	2010
(in thousands, except per share data)	2012	As Restated	As Restated
Revenues
Net premiums earned	$501,464	$363,424	$321,786
Net investment income	72,363	80,117	83,032
Realized gains on investments, net	5,048	20,161	10,137
Other income	307	452	649
Total revenues	579,182	464,154	415,604

Expenses
Losses and loss adjustment expenses	287,910	262,511	193,297
Commission expense	65,580	47,344	39,280
Policyholder dividends	3,204	3,423	4,316
Underwriting and other operating expenses	121,440	100,717	106,026
Interest expense	3,504	3,642	5,693
Total expenses	481,638	417,637	348,612

Net income before income taxes	97,544	46,517	66,992
Income tax (benefit) expense	(9,347)	(2,106)	3,523
Net income	$106,891	$48,623	$63,469

Comprehensive income
Unrealized gains during the period (net of taxes of $8,675, $24,602, and $4,292 for the years ended December 31, 2012, 2011, and 2010, respectively)	$16,111	$45,691	$6,910
Less: reclassification adjustment for realized gains in net income (net of taxes of $1,767, $7,056, and $3,548 for the years ended December 31, 2012, 2011, and 2010, respectively)	3,281	13,105	6,589
Other comprehensive income, net of tax	12,830	32,586	321

Total comprehensive income	$119,721	$81,209	$63,790

Earnings per common share (Note 20):
Basic	$3.40	$1.30	$1.53
Diluted	$3.37	$1.30	$1.53
Cash dividends declared per common share	$0.24	$0.24	$0.24

Realized gains on investments, net
Net realized gains on investments before credit related impairments on fixed maturity securities	$5,700	$20,255	$10,182
Other than temporary impairment, credit losses recognized in earnings	(652)	(94)	(45)
Portion of impairment recognized in other comprehensive income	—	—	—
Realized gains on investments, net	$5,048	$20,161	$10,137

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock
	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock at Cost	Total Stockholders' Equity
	(in thousands, except share data)

Balance, January 1, 2010 (As Previously Reported)	53,563,299	$536	$311,282	$266,491	$83,812	$(163,722)	$498,399
Adjustment (Note 2)	—	—	—	(13,183)	—	—	(13,183)
Balance, January 1, 2010 (As Restated)	53,563,299	536	311,282	253,308	83,812	(163,722)	485,216
Stock-based compensation (Note 16)	—	—	4,053	—	—	—	$4,053
Stock options exercised	7,783	—	94	—	—	—	94
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 16)	208,036	2	(1,231)	—	—	—	(1,229)
Acquisition of treasury stock (Note 15)	—	—	—	—	—	(64,386)	(64,386)
Dividend to common stockholders	—	—	14	(9,949)	—	—	(9,935)
Net income for the year (As Restated)		—	—	63,469	—	—	63,469
Change in net unrealized gains on investments, net of taxes of $744		—	—	—	321	—	321
Balance, December 31, 2010 (As Restated)	53,779,118	$538	$314,212	$306,828	$84,133	$(228,108)	$477,603

Balance, January 1, 2011 (As Restated)	53,779,118	$538	$314,212	$306,828	$84,133	$(228,108)	$477,603
Stock-based compensation (Note 16)	—	—	3,742	—	—	—	3,742
Stock options exercised	92,646	1	1,530	—	—	—	1,531
Vesting of restricted stock units, net of shares withheld to satisfy minimum tax withholding (Note 16)	76,678	1	(513)	—	—	—	(512)
Acquisition of treasury stock (Note 15)	—	—	—	—	—	(92,647)	(92,647)
Dividend to common stockholders	—	—	18	(8,961)	—	—	(8,943)
Net income for the year (As Restated)		—	—	48,623	—	—	48,623
Change in net unrealized gains on investments, net of taxes of $17,546		—	—	—	32,586	—	32,586
Balance, December 31, 2011 (As Restated)	53,948,442	$540	$318,989	$346,490	$116,719	$(320,755)	$461,983

Balance, January 1, 2012 (As Restated)	53,948,442	$540	$318,989	$346,490	$116,719	$(320,755)	$461,983
Stock-based compensation (Note 16)	—	—	6,141	—	—	—	6,141
Stock options exercised	101,261	1	1,430	—	—	—	1,431
Vesting of restricted stock units, net of shares withheld to satisfy minimum tax withholding (Note 16)	94,750	1	(593)	—	—	—	(592)
Acquisition of treasury stock (Note 15)	—	—	—	—	—	(41,795)	(41,795)
Dividend to common stockholders	—	—	23	(7,531)	—	—	(7,508)
Net income for the year		—	—	106,891	—	—	106,891
Change in net unrealized gains on investments, net of taxes of $6,908		—	—	—	12,830	—	12,830
Balance, December 31, 2012	54,144,453	$542	$325,990	$445,850	$129,549	$(362,550)	$539,381

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
(in thousands)		2011	2010
Operating activities	2012	As Restated	As Restated
Net income	$106,891	$48,623	63,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,601	6,388	7,098
Stock-based compensation	6,141	3,742	4,053
Amortization of premium on investments, net	7,019	7,242	6,105
Allowance for doubtful accounts	411	(2,057)	(3,611)
Deferred income tax (benefit) expense	(10,999)	(1,608)	4,680
Realized gains on investments, net	(5,048)	(20,161)	(10,137)
Realized losses (gains) on retirement of assets	245	(155)	420
Change in operating assets and liabilities:
Accrued investment income	181	3,485	33
Premiums receivable	(62,979)	(48,399)	12,265
Reinsurance recoverable on paid and unpaid losses	136,716	18,889	95,720
Funds held by or deposited with reinsureds	(736)	2,599	78,638
Federal income taxes recoverable	100	2,055	44
Unpaid losses and loss adjustment expenses	(40,823)	(7,366)	(145,929)
Unearned premiums	70,216	45,448	(9,092)
Accounts payable, accrued expenses and other liabilities	3,028	(4,265)	(10,455)
Deferred reinsurance gain–LPT Agreement	(84,920)	(17,436)	(18,953)
Restricted cash and cash equivalents	—	—	(12,210)
Contingent commission receivable–LPT Agreement	(15,014)	(1,863)	(762)
Other	15,741	8,054	(4,395)
Net cash provided by operating activities	131,771	43,215	56,981
Investing activities
Purchase of fixed maturity securities	(455,221)	(236,633)	(273,833)
Purchase of equity securities	(31,478)	(21,310)	(17,673)
Proceeds from sale of fixed maturity securities	139,792	317,365	102,659
Proceeds from sale of equity securities	16,646	6,476	17,753
Proceeds from maturities and redemptions of investments	149,259	126,902	123,672
Proceeds from sale of fixed assets	226	396	—
Capital expenditures and other	(5,116)	(4,687)	(1,905)
Restricted cash and cash equivalents provided by (used in) investing activities	946	10,650	(2,000)
Net cash (used in) provided by investing activities	(184,946)	199,159	(51,327)
Financing activities
Acquisition of treasury stock	(41,795)	(91,975)	(63,592)
Cash transactions related to stock-based compensation	839	1,019	(1,135)
Dividends paid to stockholders	(7,508)	(8,943)	(9,935)
Payments on notes payable	(10,000)	(10,000)	—
Net cash used in financing activities	(58,464)	(109,899)	(74,662)
Net (decrease) increase in cash and cash equivalents	(111,639)	132,475	(69,008)
Cash and cash equivalents at the beginning of the period	252,300	119,825	188,833
Cash and cash equivalents at the end of the period	$140,661	$252,300	$119,825
Cash paid (received) for income taxes	$1,819	$(2,697)	$1,007
Cash paid for interest	3,375	3,561	6,000
Schedule of non-cash transactions
Financed property and equipment purchases	$3,106	$—	$2,009
 See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2012
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
2. Revision of Previously Issued Consolidated Financial Statements
The Company is revising its historical consolidated financial statements as of December 31, 2011 and for the fiscal years ended December 31, 2011 and 2010. These revisions correct the manner in which the Company account for the contingent profit commission under the Loss Portfolio Transfer Agreement (LPT Agreement). The Company concluded that a modification was necessary in order to properly apply reinsurance accounting principles to the contingent profit commission under the LPT Agreement. This revision resulted in an increase to the contingent commission receivable–LPT Agreement on the Company's consolidated balance sheets, which impacts the Deferred reinsurance gain–LPT Agreement (Deferred Gain) and is reflected in losses and LAE incurred in its consolidated statements of income and comprehensive income over the life of the contingent profit commission. The revision did not impact the total estimated amount of contingent commission expected to be received over the life of the contingent profit commission (See Note 4). The Company assessed the impact of the revisions on its prior interim and annual consolidated financial statements and concluded that they were not material to any individual quarters or annual period of those consolidated financial statements. Although the effect of these revisions was not material to those previously issued financial statements, the cumulative effect of reflecting these revisions in the current year would have been material for the fiscal year ended December 31, 2012. Since these revisions are treated as corrections to the Company's prior period financial results, the revisions are considered to be a restatement under GAAP. Accordingly, the revised financial information included in this Annual Report on Form 10-K has been identified as “restated.”
The revisions to the consolidated statements of cash flows did not have a material impact on any amounts previously reported for net cash from operating activities, investing activities, or financing activities. As a result, there was no impact to net change in cash and cash equivalents for any previously reported periods.
The impact of the revisions to the previously issued consolidated statements of income and comprehensive income for the years ended December 31, 2011 and 2010 was to increase the commission expense and decrease the losses and LAE, with the net effect of increasing net income and earnings per share.

The following table presents the summary impacts of the restatement adjustment to the previously reported consolidated retained earnings at December 31, 2009:

December 31,
(in thousands)	2009
Retained earnings at December 31, 2009 (previously reported)	$266,491
LPT Contingent Commission Adjustment	(13,183)
Retained earnings at December 31, 2009 (as restated)	$253,308
Restated Consolidated Financial Statements
The following table presents the impact of the revisions to the previously issued consolidated balance sheet as of December 31, 2011:

	December 31, 2011
(in thousands)	As Reported	As Restated
Assets
Contingent commission receivable - LPT Agreement	$—	$4,127
Other assets	18,812	15,251
Total assets	3,481,744	3,482,310

Liabilities and stockholders’ equity
Deferred reinsurance gain—LPT Agreement	353,194	365,963
Total liabilities	3,007,558	3,020,327

Stockholders’ equity:
Retained earnings	358,693	346,490
Total stockholders’ equity	474,186	461,983
Total liabilities and stockholders’ equity	3,481,744	3,482,310

The following table presents the impact of the revisions to the previously issued consolidated statements of income and comprehensive income for fiscal years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011		2010
(in thousands, except per share data)	As Reported	As Restated	As Reported	As Restated
Revenues
Net premiums earned	$363,424	$363,424	$321,786	$321,786
Net investment income	80,117	80,117	83,032	83,032
Realized gains on investments, net	20,161	20,161	10,137	10,137
Other income	452	452	649	649
Total revenues	464,154	464,154	415,604	415,604

Expenses
Losses and loss adjustment expenses	264,663	262,511	194,779	193,297
Commission expense	45,502	47,344	38,468	39,280
Policyholder dividends	3,423	3,423	4,316	4,316
Underwriting and other operating expenses	100,717	100,717	106,026	106,026
Interest expense	3,642	3,642	5,693	5,693
Total expenses	417,947	417,637	349,282	348,612

Net income before income taxes	46,207	46,517	66,322	66,992
Income tax (benefit) expense	(2,106)	(2,106)	3,523	3,523
Net income	$48,313	$48,623	$62,799	$63,469

Comprehensive income
Unrealized gains during the period	$45,691	$45,691	$6,910	$6,910
Less: reclassification adjustment for realized gains in net income	13,105	13,105	6,589	6,589
Other comprehensive income, net of tax	32,586	32,586	321	321

Total comprehensive income	$80,899	$81,209	$63,120	$63,790

Earnings per common share:
Basic	$1.30	$1.30	$1.52	$1.53
Diluted	$1.29	$1.30	$1.51	$1.53
Cash dividends declared per common share	$0.24	$0.24	$0.24	$0.24

Realized gains on investments, net
Net realized gains on investments before credit related impairments on fixed maturity securities	$20,255	$20,255	$10,182	$10,182
Other than temporary impairment, credit losses recognized in earnings	(94)	(94)	(45)	(45)
Portion of impairment recognized in other comprehensive income	—	—	—	—
Realized gains on investments, net	$20,161	$20,161	$10,137	$10,137

The following table presents the impact of the revisions to the previously issued consolidated statements of cash flows for fiscal years 2011 and 2010:

	Year Ended December 31, 2011		Year Ended December 31, 2010
(in thousands)	As Reported	As Restated	As Reported	As Restated
Operating activities
Net income	$48,313	$48,623	$62,799	$63,469
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Deferred reinsurance gain – LPT Agreement	(17,147)	(17,436)	18,233	(18,953)
Contingent commission receivable – LPT Agreement	—	(1,863)	—	(762)
Other	6,212	8,054	(5,207)	(4,395)
Net cash provided by operating activities	43,215	43,215	56,981	56,981
Investing activities
Net cash (used in) provided by investing activities	199,159	199,159	(51,327)	(51,327)
Financing activities
Net cash used in financing activities	(109,899)	(109,899)	(74,662)	(74,662)
Net (decrease) increase in cash and cash equivalents	132,475	132,475	(69,008)	(69,008)
Cash and cash equivalents at the beginning of the period	119,825	119,825	188,833	188,833
Cash and cash equivalents at the end of the period	252,300	252,300	119,825	119,825
3. Changes in Estimates
During the fourth quarter of 2012, the Company reduced its estimated reserves ceded under the LPT Agreement by $100.0 million. This change in estimate resulted in a $73.3 million cumulative adjustment to the deferred reinsurance gain–LPT Agreement (Deferred Gain), which was also recognized in losses and LAE incurred in the consolidated statement of income and comprehensive income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement (LPT Reserve Adjustment). This change in estimate was the result of the determination in the fourth quarter of 2012 that an adjustment was necessary to reflect observed favorable paid loss trends. This change in estimate increased net income by $73.3 million, or $2.33 and $2.31 per basic and diluted share, respectively.
During the fourth quarter of 2012, the Company increased its estimate of contingent commission receivable – LPT Agreement as a result of the determination in the fourth quarter of 2012 that an adjustment was necessary to reflect observed favorable paid loss trends. This change in estimate resulted in a $8.6 million cumulative adjustment to the deferred reinsurance gain–LPT Agreement, which was also recognized in losses and LAE incurred in the consolidated statement of income and comprehensive income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement (LPT Contingent Commission Adjustment). This change in estimate also resulted in an additional $0.6 million bonus accrual that increased the income tax benefit by $0.2 million during the year ended December 31, 2012. This change in estimate increased net income by $8.2 million, or $0.26 per basic and diluted share.
During the third quarter of 2012, the Company changed the estimate of its guaranty fund assessment liability as a result of the application of new information related to historical payment trends and reflected this change in its financial statements. This change in estimate resulted in a $2.9 million reduction of the accrued liability for guaranty fund assessments, offset by a $0.7 million reduction in the corresponding premium tax asset and a $0.8 million reduction in deferred acquisition costs (DAC) that reduced the Company's underwriting and other operating expense by a total of $1.4 million and reduced the income tax benefit by $0.2 million for the year ended December 31, 2012. This change in estimate increased net income by $1.2 million, or $0.04 per basic and diluted share, for the year ended December 31, 2012.
During the fourth quarter of 2010, the Company reduced its estimate of certain administrative fees due under its joint marketing agreements, which reduced its accrual for commission expense by $3.0 million. This change in estimate was the result of new information that materially impacted conditions that existed as of December 31, 2010 and is reflected in the financial statements for the period ended December 31, 2010. This change in estimate increased net income by $3.0 million, or $0.07 per basic and diluted share, for the year ended December 31, 2010.

4. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents is primarily related to funds held in trust to secure the Company's line of credit and for Clarendon National Insurance Company (Clarendon). As of December 31, 2012 and 2011, the Company held $30.8 million and $35.2 million, respectively, in trust for the benefit of Clarendon to support liabilities under the reinsurance agreement, of which $2.5 million and $1.7 million was classified as restricted cash and cash equivalents as of December 31, 2012 and 2011, respectively.
Investments
The Company's investments in fixed maturity securities and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of equity, net of deferred taxes, in accumulated other comprehensive income.
Investment income consists primarily of interest and dividends. Interest is recognized on an accrual basis, and dividends are recorded as earned at the ex-dividend date. Interest income on mortgage-backed and asset-backed securities is determined using the effective-yield method based on estimated principal repayments. Mortgage-backed securities are adjusted for the effects of changes in prepayment assumptions on the related accretion of discount or amortization of premium of such securities using the retrospective method.
Realized capital gains and losses on investments are determined on a specific-identification basis.
When, in the opinion of management, a decline in the fair value of an equity security below its cost is considered to be “other-than-temporary,” the equity security's cost is written down to its fair value at the time the other-than-temporary decline is identified. The determination of an other-than-temporary decline for debt securities includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a bifurcation of the write-down may be necessary. If management has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery, the investment is written down to its fair value and the entire impairment is recorded as a realized loss due to credit in the accompanying consolidated statements of income and comprehensive income. If management does not have the intent to sell or will not be required to sell the debt security but does not expect to recover the amortized cost basis of the debt security, the amount of the other-than-temporary impairment is bifurcated between credit loss and other loss and recorded as a component of realized gains and losses and to other comprehensive income, respectively, in the consolidated statements of income and comprehensive income. The amount of any write-down is determined by the difference between the cost or amortized cost of the debt security and its fair value at the time the other-than-temporary decline is identified (see Note 8).
Recognition of Revenue and Expense
Revenue Recognition
Premium revenue is recognized over the period of the contract in proportion to the amount of time insurance protection is provided. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine net premiums earned for the policy year. Earned but unbilled premiums include estimated future audit premiums based on the Company's historical experience. These estimates are subject to changes in policyholders' payrolls, economic conditions, and seasonality, and are continually reviewed and adjusted as experience develops or new information becomes known. Any such adjustments are included in current operations; however, they are partially offset by the resulting changes in losses and LAE, commission expenses, and premium taxes. The Company's premiums receivable on the consolidated balance sheet included $19.6 million and $6.9 million of additional premiums expected to be received from policyholders for final audits at December 31, 2012 and 2011, respectively.
The Company establishes a bad debt allowance on its premiums receivable through a charge included in underwriting and other operating expenses in the accompanying consolidated statements of income and comprehensive income. This bad debt allowance is determined based on estimates and assumptions to project future experience. After all collection efforts have been exhausted, the Company reduces the bad debt allowance for write-offs of premiums receivable that have been deemed uncollectible. The Company had write-offs, net of recoveries of amounts previously written off, of $1.9 million, $2.2 million, and $3.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.
Deferred Policy Acquisition Costs
Policy acquisition costs, consisting of commissions, premium taxes, and certain other underwriting costs that vary with, and are primarily related to, the successful production of new or renewal business are deferred and amortized as the related premiums are earned. Amortization of deferred policy acquisition costs for the years ended December 31, 2012, 2011, and 2010, was $85.9 million, $74.5 million, and $72.1 million, respectively.
A premium deficiency would exist if expected future losses and LAE, expected policyholder dividends, deferred policy acquisition costs, and expected policy maintenance costs, offset by anticipated investment income, exceed the related unearned premiums. A premium deficiency would reduce the value of deferred policy acquisition costs. If the deficiency exceeded the deferred policy acquisition costs, a separate liability would be accrued for the excess deficiency. There was no premium deficiency at December 31, 2012 or 2011.
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
Net premiums earned and losses and LAE incurred are stated in the accompanying consolidated statements of income and comprehensive income after deduction of amounts ceded to reinsurers. Balances due from reinsurers on unpaid losses, including an estimate of such recoverables related to reserves for incurred but not reported losses, are reported as assets and are included in reinsurance recoverables even though amounts due on unpaid losses and LAE are not recoverable from the reinsurer until such losses are paid. Recoverables from reinsurers on unpaid losses and LAE amounted to $0.8 billion and $0.9 billion at December 31, 2012 and 2011, respectively.
Ceded losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the relevant reinsurance agreement.
The 100% quota share retroactive reinsurance agreement was entered into in 1999 by the Nevada State Industrial Insurance System (the Fund) and assumed by EICN, which the Company refers to as the LPT Agreement (see Note 12). Loss expenses are deemed to be 7% of total losses paid and are paid to the Company as compensation for management of the claims under the LPT Agreement. The Company accounts for this transaction as retroactive reinsurance, whereby the initial deferred gain was recorded as a liability in the accompanying consolidated balance sheets as Deferred reinsurance gain–LPT Agreement. This gain is amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and is recorded in losses and LAE incurred in the accompanying consolidated statements of income and comprehensive income. Any adjustment to the estimated reserves ceded under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the consolidated statement of income and comprehensive income, such that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement.
Additionally, the Company is entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit is equal to 30% of the favorable difference between actual paid losses and LAE and expected paid losses and LAE as established in the LPT Agreement based on losses paid through June 30, 2024. The contingent profit commission is paid every five years beginning June 30, 2004 for the first twenty-five years of the agreement. The Company is paid 30%the favorable difference between the actual and expected losses and LAE paid at each calculation point. 7%The Company could be required to return any previously received contingent profit commission, plus interest, in the event of unfavorable differences through June 30, 2024. The Company records its estimate of contingent profit commission in the accompanying consolidated balance sheets as Contingent commission receivable–LPT Agreement and a corresponding liability is recorded on the accompanying consolidated balance sheets in Deferred reinsurance gain–LPT Agreement. The Contingent commission receivable–LPT Agreement is reduced as amounts are received from participating reinsurers. The related Deferred reinsurance gain–LPT Agreement is amortized using the recovery method. The amortization of the contingent profit commission is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the contingent profit commission (through June 30, 2024), and is recorded in losses and LAE incurred in the accompanying consolidated statements of income and comprehensive income. Any adjustment to the contingent profit commission under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the consolidated statement of income and comprehensive income, such that the Deferred Gain reflects the balance that would have existed had the revised contingent profit commission been recognized at the inception of the LPT Agreement.
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
Obligations Held Under Capital Leases
Leased property and equipment meeting capital lease criteria are capitalized at the lower of the present value of the related lease payments or the fair value of the leased asset at the inception of the lease. Amortization is calculated using the straight-line method based on the term of the lease and is included in the depreciation expense of property and equipment. See Note 14 for additional disclosures related to capital leases.
Policyholder Dividends
Certain policyholders may qualify for policyholder dividends. Dividends are accrued on such policies based on specific dividend provisions and the policies' earned premiums and loss ratios. Additionally, dividend plans also allow the Company to reduce the amount to be paid at the Company's discretion. Should management choose to reduce the ultimate dividends to be paid, once the amount of the total dividend that will be paid for a policy year is determined, the dividend accrued would be reduced to the level determined by the Company. The reduced dividend amount would be allocated ratably to the participating policies, based on the dividend amount calculated prior to the reduction. Approximately 2.8%, 4.3%, and 5.2% of direct written premiums were subject to dividend participation during the years ended December 31, 2012, 2011, and 2010, respectively. Policyholder dividends are ultimately paid at the sole discretion of the operating companies' Board of Directors and must be approved by the Board prior to payment. Board-approved dividends accrued for 2012, 2011, and 2010 policies reflect the full potential amount allowed under the respective policies.
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
At December 31, 2012 and 2011, the outstanding premiums receivable balance was generally diversified due to the large number of entities composing the Company's policyholder base and their dispersion across many different industries. The Company also has recoverables from its reinsurers. Reinsurance contracts do not relieve the Company of its obligations to claimants or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company obtains collateral to mitigate the risks related to reinsurance insolvencies. At December 31, 2012, $5.8 million was collateralized by cash or letters of credit and an additional $1.0 billion was in trust accounts for reinsurance related to the LPT Agreement.
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
The following methods and assumptions were used by the Company in estimating the fair value for financial instruments in the accompanying consolidated financial statements and in these notes for the years ended 2012 and 2011:
Cash and cash equivalents, premiums receivable, and accrued expenses and other liabilities. The carrying amounts for these financial instruments as reported in the accompanying consolidated balance sheets approximate their fair values.
Investments. The estimated fair values for available-for-sale securities generally represent quoted market prices for securities traded in the public marketplace or estimated values for securities not traded in the public marketplace. Additional data with respect to fair values of the Company's investment securities is disclosed in Note 7.
Goodwill and Other Intangible Assets
The Company tests for impairment of goodwill and non-amortizable intangible assets in the fourth quarter of each year. At the end of each quarter, management considers the results of the previous analysis as well as any recent developments that may constitute triggering events requiring the impairment analysis of goodwill and other intangible assets to be updated. The Company has assessed the effects of current economic conditions on the Company's financial condition and results of operations and changes in the Company's stock price and determined that there were no impairments as of December 31, 2012 and 2011.
Intangible assets related to state licenses are not subject to amortization. Intangibles related to insurance relationships will be amortized in proportion to the expected period of benefit over the next six years.
The gross carrying value, accumulated amortization, and net carrying value for the Company's intangible assets, by major class, as of December 31, were as follows:

	2012			2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
State licenses	$7,700		$7,700	$7,700		$7,700
Insurance relationships	9,400	$(6,542)	2,858	9,400	$(5,372)	4,028
Total	$17,100	$(6,542)	$10,558	$17,100	$(5,372)	$11,728

During the years ended December 31, 2012, 2011, and 2010, the Company recognized $1.2 million, $1.6 million, and $2.2 million in amortization expenses, respectively. These amortization expenses are included in the accompanying consolidated statements of income and comprehensive income in underwriting and other operating expenses. Amortization expense is expected to be as follows:

Year	Amount
(in thousands)
2013	$873
2014	651
2015	489
2016	371
2017	285
Thereafter	189
Total	$2,858
Stock-Based Compensation
The Company issues stock-based payments, which are recognized in the consolidated statements of income and comprehensive income based on their estimated fair values over the employees' service period (see Note 16).
5. Deferred Policy Acquisition Costs
In October 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) Number 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts that became effective in 2012. This guidance changed the definition of acquisition costs which may be capitalized to specify costs that relate directly to the successful acquisition of new or renewal insurance contracts, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. It also defines incremental direct costs that must be capitalized as costs that result directly from contract transactions that are essential to contract issuance, which would not have been incurred had the contract transaction not occurred. All other costs are expensed as incurred. Capitalized costs are amortized over the life of the contract.
The Company adopted this standard on a prospective basis on January 1, 2012. Under the new guidance, the Company capitalized acquisition costs totaling $87.2 million for the year ended December 31, 2012. Under the previous guidance, the amount capitalized would have been $102.5 million for the same period. The total effect of implementing this guidance was a $15.3 million decrease in the amount capitalized and a $8.2 million decrease in the amortization expense for the year ended December 31, 2012. The total amortization expense was $85.9 million for the year ended December 31, 2012. The net effect of implementing this guidance was a $7.1 million increase in underwriting and other operating expense for the year ended December 31, 2012.
6. New Accounting Standards
In July 2012, the FASB issued ASU Number 2012-02, Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update simplifies the guidance for impairment testing of indefinite-lived intangible assets other than goodwill and provides the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Companies electing to perform a qualitative assessment will no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is more likely than not that the asset is impaired. This update became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. The Company elected to adopt this update for annual and interim impairment tests performed beginning in the third quarter of 2012. The adoption of this new guidance did not have a material impact on the Company's consolidated financial condition or results of operations.
7. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company's financial instruments as of December 31, were as follows:

	2012		2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets	(in thousands)
Investments (Note 8)	$2,149,514	$2,149,514	$1,950,745	$1,950,745
Cash and cash equivalents	140,661	140,661	252,300	252,300
Restricted cash and cash equivalents	5,353	5,353	6,299	6,299
Financial liabilities
Notes payable (Note 13)	$112,000	$118,207	$122,000	$130,447

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
The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:
Fair values of available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs. The Company obtains a quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. The Company also performs a quarterly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If differences are noted in this review, the Company may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to prices obtained from third party pricing services during the years ended December 31, 2012, 2011, and 2010 that were material to the consolidated financial statements.
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

The following table presents the items in the accompanying consolidated balance sheets that are stated at fair value and the fair value measurements.

	December 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$152,490	$—	$—	$137,365	$—
U.S. Agencies	—	93,967	—	—	108,448	—
States and municipalities	—	758,516	—	—	789,636	—
Corporate securities	—	676,243	—	—	501,669	—
Residential mortgage-backed securities	—	252,852	—	—	281,511	—
Commercial mortgage-backed securities	—	56,120	—	—	21,665	—
Asset-backed securities	—	34,240	—	—	12,405	—
Total fixed maturity securities	$—	$2,024,428	$—	$—	$1,852,699	$—
Equity securities	$125,086	$—	$—	$98,046	$—	$—
The Company had no Level 3 investment activity during the years ended December 31, 2012 and 2011.

8. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2012	(in thousands)
Fixed maturity securities
U.S. Treasuries	$138,839	$13,651	$—	$152,490
U.S. Agencies	88,202	5,765	—	93,967
States and municipalities	689,776	68,740	—	758,516
Corporate securities	627,047	49,461	(265)	676,243
Residential mortgage-backed securities	236,461	16,488	(97)	252,852
Commercial mortgage-backed securities	54,755	1,410	(45)	56,120
Asset-backed securities	34,062	211	(33)	34,240
Total fixed maturity securities	1,869,142	155,726	(440)	2,024,428
Equity securities	81,067	45,399	(1,380)	125,086
Total investments	$1,950,209	$201,125	$(1,820)	$2,149,514

At December 31, 2011
Fixed maturity securities
U.S. Treasuries	$122,144	$15,222	$(1)	$137,365
U.S. Agencies	101,520	6,942	(14)	108,448
States and municipalities	719,431	70,391	(186)	789,636
Corporate securities	467,470	35,745	(1,546)	501,669
Residential mortgage-backed securities	262,961	19,154	(604)	281,511
Commercial mortgage-backed securities	20,756	910	(1)	21,665
Asset-backed securities	11,934	471	—	12,405
Total fixed maturity securities	1,706,216	148,835	(2,352)	1,852,699
Equity securities	64,962	34,639	(1,555)	98,046
Total investments	$1,771,178	$183,474	$(3,907)	$1,950,745
The amortized cost and estimated fair value of fixed maturity securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$113,909	$115,939
Due after one year through five years	641,161	684,751
Due after five years through ten years	587,349	655,031
Due after ten years	201,445	225,495
Mortgage and asset-backed securities	325,278	343,212
Total	$1,869,142	$2,024,428

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of December 31, 2012 and 2011.

	December 31, 2012			December 31, 2011
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
Less than 12 months:	(dollars in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$—	—	$5,076	$(1)	2
U.S. Agencies	—	—	—	11,124	(14)	3
States and municipalities	—	—	—	5,094	(185)	1
Corporate securities	36,338	(265)	12	64,846	(1,481)	30
Residential mortgage-backed securities	14,629	(28)	6	4,916	(20)	14
Commercial mortgage-backed securities	10,432	(45)	4	1,464	(1)	1
Asset-backed securities	16,714	(33)	5	—	—	—
Total fixed maturity securities	78,113	(371)	27	92,520	(1,702)	51
Equity securities	11,645	(1,207)	35	12,443	(1,462)	57
Total less than 12 months	$89,758	$(1,578)	62	$104,963	$(3,164)	108

Greater than 12 months:
Fixed maturity securities
States and municipalities	$—	$—	—	$1,049	$(1)	1
Corporate securities	—	—	—	1,024	(65)	1
Residential mortgage-backed securities	2,341	(69)	17	2,692	(584)	5
Total fixed maturity securities	2,341	(69)	17	4,765	(650)	7
Equity securities	456	(173)	4	452	(93)	4
Total Greater than 12 months	$2,797	$(242)	21	$5,217	$(743)	11

Total available-for-sale:
Fixed maturity securities
U.S. Treasuries	$—	$—	—	$5,076	$(1)	2
U.S. Agencies	—	—	—	11,124	(14)	3
States and municipalities	—	—	—	6,143	(186)	2
Corporate securities	36,338	(265)	12	65,870	(1,546)	31
Residential mortgage-backed securities	16,970	(97)	23	7,608	(604)	19
Commercial mortgage-backed securities	10,432	(45)	4	1,464	(1)	1
Asset-backed securities	16,714	(33)	5	—	—	—
Total fixed maturity securities	80,454	(440)	44	97,285	(2,352)	58
Equity securities	12,101	(1,380)	39	12,895	(1,555)	61
Total available-for-sale	$92,555	$(1,820)	83	$110,180	$(3,907)	119
Based on reviews of the fixed maturity securities, the Company determined that unrealized losses as of December 31, 2012 and 2011 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent on not selling the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or to maturity.
Based on reviews of the equity securities as of December 31, 2012 and 2011, the Company recognized total impairments of $0.7 million and $0.1 million in the fair values of eleven and four equity securities as a result of the severity and duration of the change in fair values of those securities as of December 31, 2012 and 2011, respectively.

Realized gains on investments, net and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Realized gains on investments, net
Fixed maturity securities
Gross gains	$3,779	$19,463	$756
Gross losses	(5)	(148)	(46)
Realized gains on fixed maturity securities, net	$3,774	$19,315	$710
Equity securities
Gross gains	$2,156	$1,169	$9,448
Gross losses	(882)	(323)	(21)
Realized gains on equity securities, net	$1,274	$846	$9,427
Total	$5,048	$20,161	$10,137

Change in unrealized gains (losses)
Fixed maturity securities	$8,803	$47,897	$(2,632)
Equity securities	10,935	2,235	1,517
Total	$19,738	$50,132	$(1,115)
Net investment income was as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Fixed maturity securities	$71,293	$80,361	$83,817
Equity securities	3,248	1,885	1,399
Cash equivalents and restricted cash	351	279	240
	74,892	82,525	85,456
Investment expenses	(2,529)	(2,408)	(2,424)
Net investment income	$72,363	$80,117	$83,032
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with the states in which it does business. As of December 31, 2012 and 2011, securities having a fair value of $530.6 million and $522.6 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the type of security that is eligible for deposit. The deposits are limited to fixed maturity securities in all states. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of securities held in trust for reinsurance at December 31, 2012 and 2011 was $35.0 million and $40.3 million, respectively. The Company's debt was secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $110.4 million and $126.7 million at December 31, 2012 and 2011, respectively.

9. Property and Equipment
Property and equipment consists of the following:

	As of December 31,
	2012	2011
	(in thousands)
Furniture and equipment	2,896	2,327
Leasehold improvements	4,309	4,386
Computers and software	33,477	29,839
Automobiles	1,369	1,727
	42,051	38,279
Accumulated amortization and depreciation	(27,371)	(26,919)
Property and equipment, net	$14,680	$11,360
Depreciation and amortization expenses related to property and equipment for the years ended December 31, 2012, 2011, and 2010 were $4.4 million, $4.8 million, and $4.8 million, respectively. Internally developed software costs of $0.9 million and $0.2 million were capitalized during the years ended December 31, 2012 and 2011, respectively.
10. Income Taxes
The Company files a consolidated federal income tax return. The insurance subsidiaries pay premium taxes on gross premiums written in lieu of some states' income or franchise taxes.
The provision for income taxes consisted of the following:

	Years Ended December 31,
	2012	2011	2010
Current tax (benefit) expense:	(in thousands)
Federal	$1,964	$(652)	$(1,228)
State	(312)	154	71
Total current tax expense (benefit)	1,652	(498)	(1,157)
Deferred federal tax (benefit) expense	(10,999)	(1,608)	4,680
Income tax (benefit) expense	$(9,347)	$(2,106)	$3,523
The difference between the statutory federal tax rate of 35% and the Company's effective tax rate on net income before income taxes as reflected in the consolidated statements of income and comprehensive income was as follows:

	Years Ended December 31,
		2011	2010
(in thousands)	2012	As Restated	As Restated
Expense computed at statutory rate	$34,140	$16,281	$23,448
Dividends received deduction and tax-exempt interest	(9,304)	(11,409)	(12,039)
Pre-Privatization reserve adjustments, excluding LPT	—	(1,602)	(1,358)
LPT deferred gain amortization	(9,305)	(6,755)	(6,900)
LPT Reserve Adjustment	(25,672)	—	—
Other	794	1,379	372
Income tax (benefit) expense	$(9,347)	$(2,106)	$3,523
On January 1, 2000, EICN assumed the assets, liabilities, and operations of the Fund pursuant to legislation passed in the 1999 Nevada Legislature (the Privatization). Prior to the Privatization, the Fund was a part of the State of Nevada and therefore was not subject to federal income tax; accordingly, it did not take an income tax deduction with respect to the establishment of its unpaid loss and LAE reserves. Due to favorable loss experience after the Privatization, it was determined that certain of the pre-Privatization unpaid loss and LAE reserves assumed by EICN as part of the Privatization were no longer necessary and the unpaid loss and LAE reserves were reduced accordingly. Such downward adjustments of pre-Privatization unpaid loss reserves increases GAAP net income, but does not increase taxable income. For the years ended December 31, 2011 and 2010 there were downward adjustments of pre-Privatization unpaid loss reserves of $4.6 million and $3.9 million, respectively.

The LPT Reserve Adjustment for the year ended December 31, 2012 increased GAAP net income by $73.3 million but did not increase taxable income. The LPT Contingent Commission Adjustment increased net income by $8.6 million during the fourth quarter of 2012, but did not increase taxable income.
As of December 31, 2012 and 2011, the Company had no unrecognized tax benefits.
Tax years 2008 through 2012 are subject to full examination by the federal taxing authority. Tax year 2006 is open to examination by the federal taxing authority only to the extent of benefits from the carry-back of certain capital losses from tax years 2008 and 2009. Currently, tax years 2006 through 2011 are under review.
The significant components of deferred income taxes, net, were as follows as of December 31:

	2012		2011
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Unrealized capital gains, net	$—	$69,756	$—	$62,848
Deferred policy acquisition costs	—	13,692	—	13,244
Intangible assets	—	3,695	—	4,105
Loss reserve discounting for tax reporting	57,722	—	59,860	—
Unearned premiums	18,119	—	13,331	—
Allowance for bad debt	2,085	—	1,943	—
Stock based compensation	4,339	—	3,310	—
Accrued liabilities	5,095	—	5,253	—
Minimum tax credit	13,090	—	12,015	—
Net operating loss carryforward	15,111	—	9,289	—
Other	1,401	3,588	1,652	4,316
Total	$116,962	$90,731	$106,653	$84,513
Deferred income taxes, net	$26,231		$22,140
At December 31, 2012, the Company had a $43.2 million net operating loss carryforward. This is due to expire beginning 2029 through 2032.
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

11. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,272,363	$2,279,729	$2,425,658
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	940,840	956,043	1,052,505
Net unpaid losses and LAE at beginning of period	1,331,523	1,323,686	1,373,153
Losses and LAE, net of reinsurance, incurred in:
Current year	386,044	280,683	227,142
Prior years	1,800	1,127	(14,130)
Total net losses and LAE incurred during the period	387,844	281,810	213,012
Deduct payments for losses and LAE, net of reinsurance, related to:
Current year	67,672	55,405	55,826
Prior years	225,541	218,568	206,653
Total net payments for losses and LAE during the period	293,213	273,973	262,479
Ending unpaid losses and LAE, net of reinsurance	1,426,154	1,331,523	1,323,686
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	805,386	940,840	956,043
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,231,540	$2,272,363	$2,279,729
Total net losses and LAE included in the above table excludes the impact of the amortization of the Deferred Gain and the LPT Reserve Adjustment (Note 12).
In 2012 and 2011, the increase in the estimate of incurred losses and LAE attributable to insured events in prior years was primarily related to the Company's assigned risk business, while the decrease in 2010 was due to favorable development in such prior accident years. The major sources of favorable development in 2010 include actual paid losses that were less than expected and the impact of new information on selected patterns of claims emergence and payment used in the projection of future loss payments.
In California, where the Company's operations began on July 1, 2002, the actuaries' and management's initial expectations of ultimate losses and patterns of loss emergence and payment were based on benchmarks derived from analyses of historical insurance industry data in California. No historical data from the Company's California insurance subsidiary existed prior to July 1, 2002; however, some historical data was available for the prior years for some of the market segments the Company entered in California, but was limited as to the number of loss reserve evaluation points available. The industry-based benchmarks were judgmentally adjusted for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers' compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of claims by the Company's California insurance subsidiary has been more favorable than those initial expectations through 2009, due at least in part to the enactment of the major changes in the California workers' compensation environment; however, our recent loss experience, beginning in 2010, indicates an upward trend in medical costs that is reflected in our loss reserves. The Company's estimates assume that increasing medical cost trends will continue and will impact our long-term claims costs and loss reserves.
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
The Company continues to develop its own loss experience in California and will rely more on its experience and less on historical industry data in projecting its reserve requirements as such data becomes available. As the actual experience of the Company emerges, it will continue to evaluate prior estimates, which may result in additional adjustments in reserves.
A $1.6 million expense related to the commutation of certain reinsurance treaties, and a $0.9 million expense related to the write-off of certain reinsurance recoverables that had previously been accounted for as an allowance for bad debt, increased losses and LAE incurred in prior periods for the year ended December 31, 2010, which are included in the $(14.1) million prior period development.

Loss reserves shown in the consolidated balance sheets are net of $21.0 million and $18.1 million for anticipated subrogation recoveries as of December 31, 2012 and 2011, respectively.
12. Reinsurance
The Company is involved in the cession and assumption of reinsurance with non-affiliated companies. Risks are reinsured with other companies on both a quota share and excess of loss basis.
Reinsurance transactions reflected in the accompanying consolidated statements of income and comprehensive income were as follows:

	Years Ended December 31,
	2012		2011		2010
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Direct premiums	$575,373	$507,770	$416,106	$369,365	$319,773	$328,165
Assumed premiums	4,954	4,345	2,406	2,533	2,504	2,800
Gross premiums	580,327	512,115	418,512	371,898	322,277	330,965
Ceded premiums	(10,651)	(10,651)	(8,474)	(8,474)	(9,179)	(9,179)
Net premiums	$569,676	$501,464	$410,038	$363,424	$313,098	$321,786
Ceded losses and LAE incurred (As Restated for years ended 2011 and 2010)	$2,544		$46,327		$(13,629)
Ceded losses and LAE incurred includes the amortization of the Deferred Gain and the LPT Reserve Adjustment.
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
LPT Agreement
Recoverables from reinsurers on unpaid losses and LAE amounted to $0.8 billion and $0.9 billion at December 31, 2012 and 2011, respectively. At each of December 31, 2012 and 2011, $0.7 billion and $0.8 billion, respectively, of those recoverables was related to the LPT Agreement that was entered into in 1999 by the Fund and assumed by EICN. Under the LPT Agreement, substantially all of the Fund's losses and LAE on claims incurred prior to July 1, 1995, have been ceded to three unaffiliated reinsurers on a 100% quota share basis. Investments have been placed in trust by the three reinsurers as security for payment of the reinsured claims. Under the LPT Agreement, initially $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. Through December 31, 2012, the Company has paid losses and LAE claims totaling $605.1 million related to the LPT Agreement.
The Company amortized $17.0 million, $18.2 million, and $19.3 million of the Deferred Gain for the years ended December 31, 2012, 2011, and 2010, respectively. Additionally, the Deferred Gain was reduced by $73.3 million in 2012 due to the favorable LPT Reserve Adjustment (Note 3). There was no LPT Reserve Adjustment in 2011 or 2010.
13. Notes Payable
Notes payable is comprised of the following:

	December 31,
	2012	2011
	(in thousands)
Amended Credit Facility, due December 31, 2015 with variable interest, as described below	$80,000	$90,000
Dekania Surplus Note, due April 30, 2034 with variable interest of 425 basis points above 90-day LIBOR	10,000	10,000
ICONS Surplus Note, due May 26, 2034 with variable interest of 425 basis points above 90-day LIBOR	12,000	12,000
Alesco Surplus Note, due December 15, 2034 with variable interest of 405 basis points above 90-day LIBOR	10,000	10,000
Balance	$112,000	$122,000

On December 28, 2010, the Company entered into the Third Amended and Restated Credit Agreement (Amended Credit Facility) with Wells Fargo Bank, National Association (Wells Fargo), under which the Company is provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at the Company's option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and cash and cash equivalents that had a fair value of $110.4 million at December 31, 2012. The Amended Credit Facility contains customary non-financial covenants and requires EHI to maintain $5.0 million of cash and cash equivalents at all times. The Company is currently in compliance with all applicable covenants. Interest paid during the years ended December 31, 2012, 2011, and 2010, totaled $1.9 million, $2.0 million, and $4.4 million, respectively. In accordance with the terms of the contract, a repayment of $10.0 million was made toward the Amended Credit Facility on December 28, 2012.
EPIC has a $10.0 million surplus note to Dekania CDO II, Ltd. issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in the second quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Both the payment of interest and repayment of the principal under this note and the surplus notes described in the succeeding two paragraphs are subject to the prior approval of the Florida Department of Financial Services. Interest paid during each of the years ended December 31, 2012, 2011, and 2010 was $0.5 million. Interest accrued as of December 31, 2012 and 2011 was $0.1 million.
EPIC has a $12.0 million surplus note to ICONS, Inc. issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in the second quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Interest paid during each of the years ended December 31, 2012, 2011, and 2010 was $0.6 million. Interest accrued as of December 31, 2012 and 2011 was $0.1 million.
EPIC has a $10.0 million surplus note to Alesco Preferred Funding V, LTD issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in the fourth quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR. Interest paid during the years ended December 31, 2012, 2011, and 2010 was $0.5 million, $0.4 million, and $0.4 million, respectively. Interest accrued as of December 31, 2012 and 2011 was $0.1 million.
Principal payment obligations on notes payable outstanding at December 31, 2012, were as follows:

Year	Principal Due
(in thousands)
2013	$10,000
2014	10,000
2015	60,000
2016	—
2017	—
Thereafter	32,000
Total	$112,000
14. Commitments and Contingencies
Leases
The Company leases office facilities and certain equipment under operating and capital leases. Most leases have renewal options, typically with increased rental rates during the option period. Certain of these leases contain options to purchase the property at amounts that approximate fair market value; other leases contain options to purchase at a bargain purchase price. At December 31, 2012, the remaining lease terms expire over the next six years.

The future lease payments for the next five years and thereafter on these non-cancelable operating and capital leases at December 31, 2012, were as follows:

Year	Operating Leases	Capital Leases
	(in thousands)
2013	$7,014	$1,130
2014	6,332	1,039
2015	4,829	341
2016	3,415	—
2017	1,931	—
Thereafter	603	—
Total	$24,124	$2,510
Included in the future minimum capital lease payments are future interest charges of $0.1 million. Facilities rent expense was $5.2 million, $5.1 million, and $8.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.
Property held under capital leases is included in property and equipment as follows:

Asset Class	2012	2011
	(in thousands)
Furniture and equipment	$100	$100
Computers and software	2,904	1,283
Automobiles	1,369	1,727
	4,373	3,110
Accumulated amortization	(1,758)	(2,020)
Total	$2,615	$1,090
Contingencies Surrounding Insurance Assessments
All of the states where the Company's insurance subsidiaries are licensed to transact business require property and casualty insurers doing business within the respective state to pay various insurance assessments. The Company accrues a liability for estimated insurance assessments as direct premiums are written, losses are recorded, or as other events occur in accordance with various states' laws and regulations, and defers these costs and recognizes them as an expense as the related premiums are earned. The Company had an accrued liability for guaranty fund assessments, second injury funds assessments, and other insurance assessments totaling $8.5 million and $7.9 million as of December 31, 2012 and 2011, respectively. These liabilities are generally expected to be paid over one to eighty year periods based on individual states' regulations. The Company also recorded an asset of $1.7 million and $4.0 million, as of December 31, 2012 and 2011, respectively, for prepaid policy charges still to be collected in the future from policyholders, assessments that may be recovered through a reduction in future premium taxes in certain states, and for expected refunds of certain prepaid assessments based on a change in the Company's premium between the time when the prepayment was made and when the assessment becomes due. These assets are expected to be realized over two to ten year periods in accordance with their type and individual states' regulations.
15. Stockholders' Equity
Stock Repurchase Programs
On November 3, 2010, the Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's common stock from November 8, 2010 through June 30, 2012 (the 2011 Program). In November 2011, the Board of Directors authorized a $100.0 million expansion of the 2011 Program, to $200.0 million, and extended the repurchase authority pursuant to the 2011 Program through June 30, 2013. The Company expects that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2011 Program may be commenced or suspended from time-to-time without prior notice, and the 2011 Program may be suspended or discontinued at any time. Through December 31, 2012, the Company repurchased a total of 9,426,131 shares of common stock at an average price of $15.79 per share, including commissions, for a total of $148.8 million.
Since the Company's initial public offering in January 2007 through December 31, 2012, the Company repurchased a total of 23,372,974 shares of common stock at an average cost per share of $15.51, which is reported as treasury stock, at cost, on the accompanying consolidated balance sheets.

16. Stock-Based Compensation
The Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan (the Plan) is administered by the Compensation Committee of the Board of Directors, which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants, and independent contractors. The maximum number of common shares reserved for grants of awards under the Plan is 7,105,838 shares. The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units (RSUs), performance stock units (PSUs), and other stock-based awards.
As of December 31, 2012, nonqualified stock options, RSUs, and PSUs have been granted, but no incentive stock options, stock appreciation rights, or restricted stock have been granted under the Plan.
Compensation costs are recognized net of any estimated forfeitures on a straight-line basis over the employee requisite service periods. Forfeiture rates are based on historical experience and are adjusted in subsequent periods for differences in actual forfeitures from those estimated. Net stock-based compensation expense recognized in the accompanying consolidated statements of income and comprehensive income was as follows:

	Years Ended December 31,
	2012	2011	2010
Stock-based compensation expense related to:	(in thousands)
Nonqualified stock options	$1,958	$1,648	$2,039
RSUs	2,435	2,094	2,014
PSUs	1,748	—	—
Total	6,141	3,742	4,053
Less: related tax benefit	1,972	1,220	1,116
Net stock-based compensation expense	$4,169	$2,522	$2,937
Nonqualified Stock Options
The Company awarded “Founders' grants” to employees, excluding senior officers, in February 2007. The founders' grants awards vested pro-rata on each of the first three anniversaries of the effective date of the Company's initial public offering. The options expire seven years from the date of grant. Additional grants of nonqualified stock options awarded to certain officers of the Company have service vesting periods of four years after the date awarded and vest 25% on each of the subsequent four anniversaries of such date. The options are subject to accelerated vesting in certain limited circumstances, such as: death or disability, or in connection with a change of control of the Company. The options expire seven years from the date of grant.
The fair value of the stock options granted is estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. During the years ended December 31, 2012, 2011, and 2010, the expected stock price volatility used to value the options granted in 2012, 2011, and 2010 was based on the volatility of the Company's historical stock price since February 2007. The expected term of the options granted in 2012, 2011, and 2010 was calculated using the 'plain-vanilla' calculation provided in the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 107. The dividend yield was calculated using amounts authorized by the Board of Directors. The risk-free interest rate is the yield on the grant date of the options of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the options.
The Company anticipates issuing new shares upon exercise of stock options.
The fair value of the stock options granted during the years ended December 31, 2012, 2011, and 2010 were calculated using the following weighted average assumptions:

	2012	2011	2010
Expected volatility	42.7%	43.6%	47.3%
Expected life (in years)	4.8	4.8	4.8
Dividend yield	1.4%	1.2%	1.6%
Risk-free interest rate	1.1%	1.9%	2.6%
Weighted average grant date fair values of options granted	$5.64	$7.01	$5.80

Changes in outstanding stock options for the year ended December 31, 2012 were as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding at December 31, 2009	1,512,706	$16.30	5.4 years
Granted	406,020	15.31	6.2 years
Exercised	(7,783)	12.03
Expired	(35,441)	17.94
Forfeited	(112,399)	15.03
Options outstanding at December 31, 2010	1,763,103	16.14	4.8 years
Granted	355,063	19.81	6.2 years
Exercised	(92,646)	16.53
Expired	(49,445)	17.32
Forfeited	(187,369)	15.36
Options outstanding at December 31, 2011	1,788,706	16.90	4.3 years
Granted	242,300	17.02	6.2 years
Exercised	(101,261)	14.13
Expired	(98,973)	18.78
Options outstanding at December 31, 2012	1,830,772	16.97	3.7 years
Exercisable at December 31, 2012	1,086,306	16.97	2.8 years
At December 31, 2012, the Company had yet to recognize $3.1 million in deferred compensation related to nonqualified stock option grants and expects to recognize these costs on a straight-line basis over the next 39 months. The fair value of options vested and the intrinsic value of outstanding and exercisable options as of December 31, were as follows:

	2012	2011	2010
	(in thousands)
Fair value of options vested	$1,948	$1,929	$2,041
Intrinsic value of outstanding options	6,616	3,332	3,561
Intrinsic value of exercisable options	3,918	1,508	750
RSUs
The Company has awarded RSUs to non-employee members of the Board of Directors and certain officers of the Company. The RSUs awarded to non-employee members of the Board vest on the first anniversary of the award date. RSU grants allow each non-employee Director to decide whether to defer settlement of the RSUs until six months after termination of Board service or settle the RSUs at vesting. Dividend equivalents are granted to Directors who elected to defer settlement of the RSUs after the grants vested. RSUs awarded to officers of the Company have a service vesting period of four years from the date awarded and vest 25% on each of the subsequent four anniversaries of such date. These RSUs are subject to accelerated vesting in certain limited circumstances, such as: death or disability of the holder, or in connection with a change of control of the Company.
Changes in outstanding RSUs for the year ended December 31, 2012 were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2009	365,343	$14.66
Granted	195,301	15.36
Forfeited	(38,837)	14.81
Vested	(93,292)	14.60
RSUs outstanding at December 31, 2010	428,515	14.98
Granted	157,570	19.03
Forfeited	(62,618)	15.29
Vested	(105,278)	15.25
RSUs outstanding at December 31, 2011	418,189	16.39
Granted	117,065	16.95
Vested	(128,992)	16.36
RSUs outstanding at December 31, 2012	406,262	16.56
Vested but unsettled RSUs at December 31, 2012	106,510	15.30

At December 31, 2012, the Company had yet to recognize $3.5 million in deferred compensation related to RSU grants and expects to recognize these costs on a straight-line basis over the next 41 months. The fair value of RSUs vested and the intrinsic value of outstanding and vested RSUs as of December 31, were as follows:

	2012	2011	2010
	(in thousands)
Fair value of RSUs vested	$2,110	$1,605	$1,362
Intrinsic value of outstanding RSUs	8,361	7,565	7,490
Intrinsic value of vested RSUs	2,655	1,904	1,631
PSUs
The Company awarded PSUs to certain officers of the Company as follows:

	Target Number Awarded	Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
March 2012			(in thousands)
PSUs(1)	158,900	17.02	$2,704

(1)
The PSUs have a performance period of three years and are subject to certain performance goals, based on the Company's statutory combined ratio, with payouts that range from 0% to 200% of the target awards.

At December 31, 2012, the Company had yet to recognize $3.6 million in deferred compensation related to PSU grants and expects to recognize these costs on a straight-line basis over the next 24 months. This is based on the expectation of the Company achieving the 200% target rate.
17. Statutory Matters
Statutory Financial Data
The combined capital stock, surplus, and net income of the Company's insurance subsidiaries (EICN, ECIC, EPIC, and EAC), prepared in accordance with the statutory accounting practices (SAP) of the National Association of Insurance Commissioners (NAIC) as well as SAP permitted by the states of California, Florida, and Nevada, were as follows:

	December 31,
	2012	2011
	(in thousands)
Capital stock and unassigned surplus	$292,337	$241,087
Paid in capital	134,900	64,900
Special surplus funds	42,463	49,932
Surplus notes	32,000	32,000
Total statutory surplus	$501,700	$387,919
Net income for the Company's insurance subsidiaries prepared in accordance with SAP for the years ended December 31, 2012, 2011 and 2010 was $13.5 million, $13.8 million and $59.1 million, respectively.
Treatment of the LPT Agreement and the surplus notes (see Notes 12 and 13) are the primary differences in the SAP-basis capital stock and total surplus of the insurance subsidiaries of $501.7 million and $387.9 million, and the GAAP-basis equity of the Company of $539.4 million and $462.0 million as of December 31, 2012 and 2011, respectively. Under SAP accounting, the retroactive reinsurance gain resulting from the LPT Agreement is recorded as a special component of surplus (special surplus funds) in the initial year of the contract, and not reported as unassigned surplus until the Company has recovered amounts in excess of the original consideration paid. The special surplus funds are also reduced by the amount of extraordinary dividends as approved by the Nevada Division of Insurance. Under SAP, the surplus notes are recorded as a separate component of surplus. Under SAP, changes to the estimated contingent profit commission under the LPT Agreement are reflected in commission expense in the period that the estimate is revised.
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
Nevada law limits the payment of cash dividends by EICN to its parent by providing that payments cannot be made except from available and accumulated surplus, otherwise unrestricted (unassigned), and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend prohibited by these restrictions may only be declared and distributed as an extraordinary dividend upon the prior approval of the Nevada Commissioner of Insurance (Nevada Commissioner). EICN may not pay such an extraordinary dividend or make an extraordinary distribution until the Nevada Commissioner either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of: (a) 10% of EICN's statutory surplus as regards to policyholders at the next preceding December 31; or (b) EICN's statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31. As of December 31, 2012, EICN had positive unassigned surplus of $251.0 million. During 2012, EICN did not pay any dividends. The maximum dividends that may be paid in 2013 by EICN without prior approval is $29.5 million.
Under Florida law, without regulatory approval, EPIC may pay dividends if they do not exceed the greater of: the lesser of 10% of surplus or net income, not including realized capital gains, plus a 2-year carry forward; 10% of surplus, with dividends payable limited to unassigned funds minus 25% of unrealized capital gains; or, the lesser of 10% of surplus or net investment income plus a 3-year carry forward with dividends payable limited to unassigned funds minus 25% of unrealized capital gains. During 2012, EPIC did not pay any dividends. The maximum dividends that may be paid in 2013 by EPIC without prior approval, is $20.6 million.
Regulatory Requirements and Restrictions
ECIC is subject to regulation by the California Department of Insurance (California DOI). The ability of ECIC to pay dividends was further limited by restrictions imposed by the California DOI in its approval of the Company's October 1, 2008 reinsurance pooling agreement. Under that approval: (a) ECIC must initiate discussions of its business plan with the California DOI if its premium to policyholder surplus ratio exceeds 1.5 to 1; (b) ECIC will not exceed a ratio of premium to policyholder surplus of 2 to 1 without approval of the California DOI; (c) if at any time ECIC's policyholder surplus decreases to 80% or less than the September 30, 2008 balance, ECIC shall cease issuing new policies in California, but may continue to renew existing policies until it has (i) received a capital infusion to bring its surplus position to the same level as that as of September 30, 2008 and (ii) submitted a new business plan to the California DOI; (d) ECIC will maintain a risk based capital (RBC) level of at least 350%; (e) should ECIC fail to comply with any commitments listed herein, ECIC will consent to any request by the California DOI to cease issuing new policies in California, but may continue to renew existing policies until such time that as ECIC is able to achieve full compliance with each commitment; and (f) the obligations listed shall only terminate with the written consent of the California DOI. During the years ended December 31, 2012, 2011, and 2010, ECIC was in compliance with these statutes.
EPIC and EAC are subject to regulation by the Florida Department of Financial Services (FDFS). Florida statute Section 624.408 requires EPIC and EAC to maintain minimum capital and surplus of the greater of $4.0 million or 10% of total liabilities. Florida statute Section 624.4095 requires EPIC and EAC to maintain a ratio of written premiums times 1.25 to surplus of no greater than 10-to-1 for gross written premiums and 4-to-1 for net written premiums. During the years ended December 31, 2012, 2011, and 2010, EPIC and EAC were in compliance with these statutes.
Additionally, EICN, ECIC, EPIC, and EAC are required to comply with NAIC RBC requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. As of December 31, 2012, 2011, and 2010, EICN, ECIC, EPIC, and EAC each had total adjusted capital above all regulatory action levels.
18. Accumulated Other Comprehensive Income, Net
Accumulated other comprehensive income, net, is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	Years Ended December 31,
	2012	2011
	(in thousands)
Net unrealized gain on investments, before taxes	$199,305	$179,567
Deferred tax expense	(69,756)	(62,848)
Total accumulated other comprehensive income, net	$129,549	$116,719

19. Employee Benefit and Retirement Plans
The Company maintained two 401(k) defined contribution plans covering all eligible Company employees until April 2011. One plan covered eligible employees of the Company that existed prior to the acquisition of AmCOMP Incorporated (AmCOMP) in 2008 (the Employers 401(k) Plan). The second plan covered all eligible employees of the Company acquired in the AmCOMP acquisition (the AmCOMP 401(k) Plan). Effective April 1, 2011, the two plans merged and participants of the AmCOMP 401(k) Plan transferred to the Employers 401(k) Plan. Under the Employers 401(k) Plan, the Company's safe harbor matching consists of 100% matching contribution on salary deferrals up to 3% of compensation and then 50% matching contribution on salary deferrals from 3% to 5% of compensation. The Company's contribution to the Employers 401(k) Plan was $1.5 million, $1.5 million, and $1.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. Expenses relating to the AmCOMP 401(k) Plan were $0.5 million for the year ended 2010.
20. Earnings Per Share
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
The following table presents the net income and the weighted average shares outstanding used in the earnings per share calculations.

	Years Ended December 31,
		2011	2010
(in thousands, except share data)	2012	As Restated	As Restated
Net income available to stockholders–basic and diluted	$106,891	$48,623	$63,469
Weighted average number of shares outstanding–basic	31,476,056	37,284,425	41,390,984
Effect of dilutive securities:
Nonqualified stock options	93,966	61,048	7,490
PSUs	46,681	—	—
RSUs	86,723	78,592	66,768
Dilutive potential shares	227,370	139,640	74,258
Weighted average number of shares outstanding–diluted	31,703,426	37,424,065	41,465,242
Diluted earnings per share exclude outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options and RSUs that were excluded from diluted earnings per share.

	Years Ended December 31,
	2012	2011	2010
Options excluded as the exercise price was greater than the average market price	900,180	1,095,920	909,611
Options and RSUs excluded under the treasury method, as the potential proceeds on settlement or exercise price was greater than the value of shares acquired	242,300	470,049	392,340
21. Selected Quarterly Financial Data (Unaudited)
The information presented in the following tables has been restated as a result of the revised manner in which the Company accounts for the contingent profit commission to which it is entitled under the LPT Agreement. See Note 2.

The following table presents the impact of the revisions to the previously issued unaudited consolidated quarterly balance sheet data for fiscal year 2012:

	As of September 30, 2012		As of June 30, 2012		As of March 31, 2012
(in thousands)	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Assets
Contingent commission receivable - LPT Agreement	$—	$6,577	$—	$4,724	$—	$4,350
Other assets	16,933	10,795	13,576	9,254	17,621	13,773
Total assets	3,587,886	3,588,325	3,540,279	3,540,681	3,506,091	3,506,593

Liabilities and stockholders’ equity
Deferred reinsurance gain—LPT Agreement	341,564	354,462	345,210	357,687	349,038	361,625
Total liabilities	3,114,670	3,127,568	3,085,628	3,098,105	3,040,371	3,052,958

Stockholders’ equity:
Retained earnings	372,390	359,931	366,089	354,014	362,972	350,887
Total stockholders’ equity	473,216	460,757	454,651	442,576	465,720	453,635
Total liabilities and stockholders’ equity	3,587,886	3,588,325	3,540,279	3,540,681	3,506,091	3,506,593
The following table presents the impact of the revisions to the previously issued unaudited consolidated quarterly balance sheet data for fiscal year 2011:

	As of September 30, 2011		As of June 30, 2011		As of March 31, 2011
(in thousands)	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Assets
Contingent commission receivable - LPT Agreement	$—	$3,532	$—	$2,972	$—	$2,471
Other assets	19,021	16,055	17,936	15,522	21,032	19,106
Total assets	3,514,046	3,514,612	3,498,042	3,498,600	3,479,339	3,479,884

Liabilities and stockholders’ equity
Deferred reinsurance gain—LPT Agreement	357,357	370,154	361,560	374,389	365,822	378,699
Total liabilities	3,007,950	3,020,747	2,999,329	3,012,158	2,993,581	3,006,458

Stockholders’ equity:
Retained earnings	340,823	328,592	331,316	319,045	325,372	313,040
Total stockholders’ equity	506,096	493,865	498,713	486,442	485,758	473,426
Total liabilities and stockholders’ equity	3,514,046	3,514,612	3,498,042	3,498,600	3,479,339	3,479,884

The following table presents the impact of the revisions to the previously issued unaudited year to date consolidated statements of income and comprehensive income for fiscal years 2012 and 2011:

	Nine Months Ended		Six Months Ended		Nine Months Ended		Six Months Ended
	September 30, 2012		June 30, 2012		September 30, 2011		June 30, 2011
(in thousands, except per share data)	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Revenues
Net premiums earned	$360,621	$360,621	$228,855	$228,855	$263,156	$263,156	$170,555	$170,555
Net investment income	54,188	54,188	36,682	36,682	60,383	60,383	40,799	40,799
Realized gains on investments, net	4,561	4,561	2,723	2,723	1,983	1,983	1,336	1,336
Other income	225	225	195	195	205	205	123	123
Total revenues	419,595	419,595	268,455	268,455	325,727	325,727	212,813	212,813

Expenses
Losses and loss adjustment expenses	267,471	265,150	169,216	168,327	191,009	189,480	123,571	122,634
Commission expense	44,541	47,118	29,676	30,437	32,368	33,615	21,400	22,095
Policyholder dividends	2,517	2,517	1,650	1,650	2,766	2,766	1,926	1,926
Underwriting and other operating expenses	90,935	90,935	61,655	61,655	77,212	77,212	51,878	51,878
Interest expense	2,656	2,656	1,760	1,760	2,731	2,731	1,825	1,825
Total expenses	408,120	408,376	263,957	263,829	306,086	305,804	200,600	200,358

Net income before income taxes	11,475	11,219	4,498	4,626	19,641	19,923	12,213	12,455
Income tax benefit	(7,903)	(7,903)	(6,730)	(6,730)	(8,738)	(8,738)	(4,383)	(4,383)
Net income	$19,378	$19,122	$11,228	$11,356	$28,379	$28,661	$16,596	$16,838

Comprehensive income
Unrealized gains during the period	$25,933	$25,933	$9,888	$9,888	$32,957	$32,957	$16,022	$16,022
Less: reclassification adjustment for realized gains in net income	2,966	2,966	1,771	1,771	1,289	1,289	868	868
Other comprehensive income, net of tax	22,967	22,967	8,117	8,117	31,668	31,668	15,154	15,154

Total comprehensive income	$42,345	$42,089	$19,345	$19,473	$60,047	$60,329	$31,750	$31,992

Earnings per common share:
Basic	$0.61	$0.60	$0.35	$0.35	$0.74	$0.75	$0.43	$0.44
Diluted	$0.61	$0.60	$0.35	$0.35	$0.74	$0.75	$0.43	$0.43
Cash dividends declared per common share	$0.18	$0.18	$0.12	$0.12	$0.18	$0.18	$0.12	$0.12

Realized gains on investments, net
Net realized gains on investments before credit related impairments on fixed maturity securities	$5,090	$5,090	$3,252	$3,252	$1,983	$1,983	$1,336	$1,336
Other than temporary impairment, credit losses recognized in earnings	(529)	(529)	(529)	(529)	—	—	—	—
Portion of impairment recognized in other comprehensive income	—	—	—	—	—	—	—	—
Realized gains on investments, net	$4,561	$4,561	$2,723	$2,723	$1,983	$1,983	$1,336	$1,336

The following table presents the unaudited results for the quarter ended December 31, 2012 and the impact of the revisions to the previously issued unaudited quarterly consolidated statements of income and comprehensive income for first, second, and third quarters of 2012:

	Quarter Ended
		September 30, 2012		June 30, 2012		March 31, 2012
(in thousands, except per share data)	December 31, 2012	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Revenues
Net premiums earned	$140,843	$131,766	$131,766	$118,955	$118,955	$109,900	$109,900
Net investment income	18,175	17,506	17,506	18,297	18,297	18,385	18,385
Realized gains on investments, net	487	1,838	1,838	945	945	1,778	1,778
Other income	82	30	30	114	114	81	81
Total revenues	159,587	151,140	151,140	138,311	138,311	130,144	130,144

Expenses
Losses and loss adjustment expenses	22,760	98,255	96,823	88,293	87,809	80,923	80,518
Commission expense	18,462	14,865	16,681	16,147	16,621	13,529	13,816
Policyholder dividends	687	867	867	803	803	847	847
Underwriting and other operating expenses	30,505	29,280	29,280	29,513	29,513	32,142	32,142
Interest expense	848	896	896	858	858	902	902
Total expenses	73,262	144,163	144,547	135,614	135,604	128,343	128,225

Net income before income taxes	86,325	6,977	6,593	2,697	2,707	1,801	1,919
Income tax benefit	(1,444)	(1,173)	(1,173)	(2,309)	(2,309)	(4,421)	(4,421)
Net income	$87,769	$8,150	$7,766	$5,006	$5,016	$6,222	$6,340

Comprehensive income
Unrealized gains during the period	$(9,822)	$16,045	$16,045	$3,844	$3,844	$6,044	$6,044
Less: reclassification adjustment for realized gains in net income	316	1,195	1,195	614	614	1,156	1,156
Other comprehensive income, net of tax	(10,138)	14,850	14,850	3,230	3,230	4,888	4,888

Total comprehensive income	$77,631	$23,000	$22,616	$8,236	$8,246	$11,110	$11,228

Earnings per common share:
Basic	$2.85	$0.26	$0.25	$0.16	$0.16	$0.19	$0.19
Diluted	$2.82	$0.26	$0.25	$0.16	$0.16	$0.19	$0.19
Cash dividends declared per common share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06

Realized gains on investments, net
Net realized gains on investments before credit related impairments on fixed maturity securities	$611	$1,838	$1,838	$1,005	$1,005	$2,246	$2,246
Other than temporary impairment, credit losses recognized in earnings	(124)	—	—	(60)	(60)	(468)	(468)
Portion of impairment recognized in other comprehensive income	—	—	—	—	—	—	—
Realized gains on investments, net	$487	$1,838	$1,838	$945	$945	$1,778	$1,778

The following table presents the impact of the revisions to the previously issued unaudited quarterly consolidated statements of income and comprehensive income for fiscal year 2011:

	Quarter Ended
	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
(in thousands, except per share data)	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Revenues
Net premiums earned	$100,268	$100,268	$92,601	$92,601	$88,128	$88,128	$82,427	$82,427
Net investment income	19,734	19,734	19,584	19,584	20,306	20,306	20,493	20,493
Realized gains on investments, net	18,178	18,178	647	647	1,102	1,102	234	234
Other income	247	247	82	82	3	3	120	120
Total revenues	138,427	138,427	112,914	112,914	109,539	109,539	103,274	103,274

Expenses
Losses and loss adjustment expenses	73,654	73,031	67,438	66,846	64,150	63,601	59,421	59,033
Commission expense	13,134	13,729	10,968	11,520	11,119	11,607	10,281	10,488
Policyholder dividends	657	657	840	840	914	914	1,012	1,012
Underwriting and other operating expenses	23,505	23,505	25,334	25,334	26,200	26,200	25,678	25,678
Interest expense	911	911	906	906	908	908	917	917
Total expenses	111,861	111,833	105,486	105,446	103,291	103,230	97,309	97,128

Net income before income taxes	26,566	26,594	7,428	7,468	6,248	6,309	5,965	6,146
Income tax expense (benefit)	6,632	6,632	(4,355)	(4,355)	(2,003)	(2,003)	(2,380)	(2,380)
Net income	$19,934	$19,962	$11,783	$11,823	$8,251	$8,312	$8,345	$8,526

Comprehensive income
Unrealized gains during the period	$12,734	$12,734	$16,935	$16,935	$18,866	$18,866	$(2,844)	$(2,844)
Less: reclassification adjustment for realized gains in net income	11,816	11,816	421	421	716	716	152	152
Other comprehensive income, net of tax	918	918	16,514	16,514	18,150	18,150	(2,996)	(2,996)

Total comprehensive income	$20,852	$20,880	$28,297	$28,337	$26,401	$26,462	$5,349	$5,530

Earnings per common share:
Basic	$0.58	$0.58	$0.31	$0.31	$0.21	$0.22	$0.22	$0.22
Diluted	$0.58	$0.58	$0.31	$0.31	$0.21	$0.22	$0.21	$0.22
Cash dividends declared per common share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06

Realized gains on investments, net
Net realized gains on investments before credit related impairments on fixed maturity securities	$18,272	$18,272	$647	$647	$1,102	$1,102	$234	$234
Other than temporary impairment, credit losses recognized in earnings	(94)	(94)	—	—	—	—	—	—
Portion of impairment recognized in other comprehensive income	—	—	—	—	—	—	—	—
Realized gains on investments, net	$18,178	$18,178	$647	$647	$1,102	$1,102	$234	$234

The following table presents the impact of the revisions to the previously issued unaudited year to date consolidated statements of cash flows for fiscal year 2012:

	Nine Months Ended		Six Months Ended		Three Months Ended
	September 30, 2012		June 30, 2012		March 31, 2012
(in thousands)	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Operating activities
Net income	$19,378	$19,122	$11,228	$11,356	$6,222	$6,340
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Deferred reinsurance gain – LPT Agreement	(11,630)	(11,501)	(7,984)	(8,276)	(4,156)	(4,338)
Contingent commission receivable – LPT Agreement	—	(2,450)	—	(597)	—	(223)
Other	8,167	10,744	7,893	8,654	2,211	2,498
Net cash provided by operating activities	90,882	90,882	54,361	54,361	24,440	24,440
Investing activities
Net cash (used in) provided by investing activities	(52,682)	(52,682)	(56,447)	(56,447)	(54,368)	(54,368)
Financing activities
Net cash used in financing activities	(47,258)	(47,258)	(41,423)	(41,423)	(20,817)	(20,817)
Net (decrease) increase in cash and cash equivalents	(9,058)	(9,058)	(43,509)	(43,509)	(50,745)	(50,745)
Cash and cash equivalents at the beginning of the period	252,300	252,300	252,300	252,300	252,300	252,300
Cash and cash equivalents at the end of the period	243,242	243,242	208,791	208,791	201,555	201,555
The following table presents the impact of the revisions to the previously issued unaudited year to date consolidated statements of cash flows for fiscal year 2011:

	Nine Months Ended		Six Months Ended		Three Months Ended
	September 30, 2011		June 30, 2011		March 31, 2011
(in thousands)	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Operating activities
Net income	$28,379	$28,661	$16,596	$16,838	$8,345	$8,526
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Deferred reinsurance gain – LPT Agreement	(12,984)	(13,245)	(8,781)	(9,010)	(4,519)	(4,700)
Contingent commission receivable – LPT Agreement	—	(1,268)	—	(708)	—	(207)
Other	1,472	2,719	2,329	3,024	(1,252)	(1,045)
Net cash provided by operating activities	35,977	35,977	12,712	12,712	5,315	5,315
Investing activities
Net cash (used in) provided by investing activities	97,837	97,837	94,254	94,254	52,438	52,438
Financing activities
Net cash used in financing activities	(46,805)	(46,805)	(24,909)	(24,909)	(10,347)	(10,347)
Net (decrease) increase in cash and cash equivalents	87,009	87,009	82,057	82,057	47,406	47,406
Cash and cash equivalents at the beginning of the period	119,825	119,825	119,825	119,825	119,825	119,825
Cash and cash equivalents at the end of the period	206,834	206,834	201,882	201,882	167,231	167,231
Fourth Quarter Adjustments
The fourth quarter of 2012 was impacted by two changes in estimate, including: (1) a favorable LPT Reserve Adjustment, which reduced our losses and LAE by $73.3 million, and increased net income by $73.3 million, or $2.38 and $2.35 per basic and diluted share, respectively; and (2) an LPT Contingent Commission Adjustment, which reduced our losses and LAE by $8.6 million, resulting in an increase to net income of $8.2 million, or $0.26 per basic and diluted share. See Note 3.
The fourth quarter of 2011 was impacted by two adjustments which consisted of (1) a pretax $0.8 million decrease in underwriting and other operating expenses (after tax of $0.6 million) resulting from an over-accrual of sales incentives throughout 2011, and (2) a $1.0 million increase in income tax expense primarily related to the write off of a deferred tax asset related to the prior year.

These adjustments were not material to any individual prior period or the current period and, accordingly, the prior period results have not been adjusted.
Net Premiums Earned
The increase in net premiums earned in 2012 and 2011was primarily due to increasing policy count and rates.
Realized Gains on Investments, Net
The increase in realized gains on investments, net in the fourth quarter of 2011 resulted from a strategic rebalancing of the Company's investment portfolio in an effort to increase portfolio allocations to taxable fixed income sectors, shorten portfolio duration following the decline in interest rates in the second half of 2011, and increase the allocation in high dividend equity securities.
Losses and LAE
Losses and LAE increased in 2011 and through the first three quarters of 2012, primarily due to an increase in net earned premiums. The decrease in losses and LAE during the fourth quarter of 2012 was primarily due to the LPT Reserve Adjustment of $73.3 million and the LPT Contingent Commission Adjustment of $8.6 million.
Commission Expense
The increased commission expense in the second quarter of 2012 was primarily due to higher agency incentive commissions due to increased agent production during that quarter. The third quarter of 2012 was impacted by higher net earned premiums, partially offset by a decrease in the accrual for agency incentives. The increased commission expense in the fourth quarter of 2012 was primarily due to higher net earned premiums and an increase in the accrual for agency incentives.
Commission expense increased in the first, second and fourth quarters of 2011, primarily due to higher net earned premiums. Additionally, commission expenses were increased by $1.2 million in the fourth quarter of 2011 due to a change in the accrual for agency incentive commissions.
Underwriting and Other Operating Expenses
Underwriting and other operating expenses increased by $3.0 million, $2.2 million, $1.3 million, and $0.6 million in the first, second, third, and fourth quarters of 2012, respectively, due to the implementation of new accounting guidance for deferred policy acquisition costs. Additionally, underwriting and other operating expenses increased throughout 2012 primarily due to increased compensation expenses and increased premium taxes and assessments as net premiums earned increased.
Income Taxes
Income tax expense (benefit) for interim periods is measured using an estimated effective tax rate for the annual period based on projected net income and tax adjustments. On an interim basis, actual results to date replace the projections and the annual effective tax rate is updated. A cumulative change is recorded in the quarter the effective tax rate changes.
The changes in estimate related to the LPT Reserve Adjustment and LPT Contingent Commission Adjustment in the fourth quarter of 2012 were tax-exempt.
The increased income tax expense in the fourth quarter of 2011 was primarily related to the increased realized gains on investments, net during that quarter.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to SEC regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief

Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2012.
Management's Report on Internal Control Over Financial Reporting
Management's report regarding internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Management's Report on Internal Control over Financial Reporting” and incorporated herein by reference.
Attestation Report of Independent Registered Public Accounting Firm
The attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and incorporated herein by reference.
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
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by Item 10 with respect to our executive officers and key employees is included under the caption “Executive Officers of the Registrant” in our Proxy Statement for the 2013 Annual Meeting and is incorporated herein by reference. We plan to file such Proxy Statement within 120 days after December 31, 2012, the end of our fiscal year.
The information required by Item 10 with respect to our Directors is included under the caption “Election of Directors” in our Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to our audit committee and our audit committee financial expert is included under the caption “The Board of Directors and its Committees - Audit Committee” in our Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by Item 11 is included under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by Item 12 is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis” in our Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity and Incentive Plan
The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2012. We do not have any plans not approved by our stockholders. Our equity compensation plans are discussed further in Note 16 in the Notes to our Consolidated Financial Statements, which are included herein.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercised price of outstanding options, warrants, and rights	(c) Number of securities remaining available for further issuance under compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,830,772	$16.97	3,934,458
Equity compensation plans not approved by stockholders	—	—	—
Total	1,830,772	$16.97	3,934,458
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is included under the caption “Audit Matters” in our Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following consolidated financial statements are filed in Item 8 of Part II of this report:

Page
Report of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets as of December 31, 2012 and 2011	52
Consolidated Statements of Income and Comprehensive Income for each of the three years ended December 31, 2012	53
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2012	54
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2012	55
Notes to Consolidated Financial Statements	56

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	90
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	95

Pursuant to Rule 7-05 of Regulation S-X, Schedules I, III, IV, and V have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

Schedule II. Condensed Financial Information of Registrant

Employers Holdings, Inc.

Condensed Balance Sheets

	December 31,
		2011
(in thousands, except share data)	2012	As Restated
Assets
Investments:
Investment in subsidiaries	$382,985	$188,598
Investment in securities available-for-sale (amortized cost $133,606 in 2012 and $183,017 in 2011)	143,534	195,015
Equity Securities at fair value (amortized cost $30,678 in 2012 and $14,990 in 2011)	32,256	15,275
Total investments	558,775	398,888

Cash and cash equivalents	40,149	140,792
Restricted cash and cash equivalents	200	2,018
Intercompany receivable	4,390	4,398
Federal income taxes receivable	5,649	—
Deferred income taxes, net	11,595	8,526
Other assets	2,817	3,613
Total assets	$623,575	$558,235

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$4,152	$2,239
Income tax payable	—	3,987
Notes payable	80,000	90,000
Other liabilities	42	26
Total liabilities	84,194	96,252

Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized 54,144,453 and 53,948,442 shares issued and 30,771,479 and 32,996,809 shares outstanding at December 31, 2012 and 2011, respectively	542	540
Preferred stock, $0.01 par value; 25,000,000 shares authorized non-issued	—	—
Additional paid-in capital	325,990	318,989
Retained earnings	445,850	346,490
Accumulated other comprehensive income, net	129,549	116,719
Treasury stock, at cost (23,372,974 shares at December 31, 2012 and 20,591,633 shares at December 31, 2011)	(362,550)	(320,755)
Total stockholders' equity	539,381	461,983
Total liabilities and stockholders' equity	$623,575	$558,235

See accompanying notes.

Employers Holdings, Inc.

Condensed Statements of Income

	Years Ended December 31,
	2012	2011	2010
(in thousands, except per share data)		As Restated	As Restated
Revenues
Net investment income	$6,590	$10,284	$8,740
Realized gains on investments	623	7,769	—
Total revenues	7,213	18,053	8,740

Expenses
Other operating expenses	13,889	12,662	10,597
Interest expense	1,880	2,040	4,080
Total expenses	15,769	14,702	14,677

Income (loss) before income taxes and equity in earnings of subsidiary	(8,556)	3,351	(5,937)
Income tax (benefit) expense	(4,109)	279	(6,836)
Net income before equity in earnings of subsidiary	(4,447)	3,072	899
Equity in net income of subsidiary	111,338	45,551	62,570
Net income	$106,891	$48,623	$63,469

Earnings per common share for the stated periods (Note 20):
Basic	$3.40	$1.30	$1.53
Diluted	$3.37	$1.30	$1.53

Cash dividends declared per common share	$0.24	$0.24	$0.24

See accompanying notes.

Employers Holdings, Inc.

Condensed Statement of Cash Flows

	Years Ended December 31,
	2012	2011	2010
(in thousands)		As Restated	As Restated
Operating activities
Net income	$106,891	$48,623	$63,469
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net income of subsidiary	(111,338)	(45,551)	(62,570)
Amortization expense	—	—	94
Realized gains on investments	(623)	(7,769)	—
Stock-based compensation	6,141	3,742	4,053
Amortization of premium or investments, net	1,734	4,056	3,794
Deferred income tax expense	(2,511)	(1,803)	(9,930)
Change in operating assets and liabilities:
Accounts payable, accrued expense and other liabilities	1,929	(583)	(1,147)
Federal income taxes	(9,636)	3,731	8,637
Other assets	796	2,126	(470)
Intercompany payable/receivable	9	3,087	(7,155)
Net cash (used in) provided by operating activities	(6,608)	9,659	(1,225)

Investing activities
Purchase of fixed maturity securities	(6,544)	(9,024)	—
Purchase of equity securities	(24,040)	(14,990)	—
Proceeds from sale of fixed maturity securities	6,544	147,256	—
Proceeds from maturities and redemptions of investments	47,677	22,420	12,319
Proceeds from sale of equity securities	8,974	—	—
Cash dividends received from subsidiary	—	67,380	38,383
Capital contributions to subsidiary	(70,000)	—	—
Restricted cash used in investing activities	1,818	(1)	(2,000)
Net cash (used in) provided by investing activities	(35,571)	213,041	48,702

Financing activities
Acquisition of treasury stock	(41,795)	(91,975)	(63,592)
Cash transactions related to stock-based compensation	839	1,019	(1,135)
Dividends paid to stockholders	(7,508)	(8,943)	(9,935)
Payments on notes payable	(10,000)	(10,000)	—
Net cash used in financing activities	(58,464)	(109,899)	(74,662)

Net (decrease) increase in cash and cash equivalents	(100,643)	112,801	(27,185)
Cash and cash equivalents at the beginning of the period	140,792	27,991	55,176
Cash and cash equivalents at the end of the period	$40,149	$140,792	$27,991
See accompanying notes.

Employers Holdings, Inc.
Notes to Condensed Financial Statements

December 31, 2012
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
EHI prepares its condensed financial statements in accordance with U.S. generally accepted accounting principles (GAAP), using the equity method. Under the equity method, the investment in subsidiary is stated at cost plus equity in earnings of its subsidiary. EHI receives dividends from its insurance subsidiaries in the form of cash and securities. The book value for these securities is stated at the fair market value at the date of transfer. These condensed financial statements should be read in conjunction with EHI's consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
3. Investments
EHI primarily holds fixed maturity securities at December 31, 2012 for purposes of securing the Third and Amended and Restated Secured Revolving Credit Facility (Amended Credit Facility). The amortized cost and estimated fair value of fixed maturity securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$14,847	$15,109
Due after one year through five years	84,955	91,542
Due after five years through ten years	16,021	17,383
Due after 10 years	17,783	19,500
Total	$133,606	$143,534
At December 31, 2012, the fixed maturity securities had unrealized gains of $9.9 million which are included in accumulated comprehensive income, net in the accompanying condensed balance sheets.
During 2012, EHI purchased equity securities and utilized market quotations to determine their fair values.
4. Notes Payable
On December 28, 2010, EHI and Wells Fargo Bank, National Association (Wells Fargo) entered into the Amended Credit Facility. See Note 13 of the Consolidated Financial Statements of Employers Holdings, Inc. and Subsidiaries included herein for a description of the terms of the Amended Credit Facility. Interest paid during the years ended December 31, 2012, 2011, and 2010 totaled $1.9 million, $2.0 million, and $4.4 million, respectively. In accordance with the terms of the contract, a repayment of $10.0 million was made toward the Amended Credit Facility on December 28, 2012. The Amended Credit Facility is secured by fixed maturity securities which had a fair value of $110.4 million at December 31, 2012.

5. Stock-Based Compensation
During 2012, EHI awarded 242,300 non-qualified stock options to officers, 117,065 RSUs to non-employee Directors and officers, and 158,900 PSUs to officers. During 2011, EHI awarded 355,063 non-qualified stock options to officers and 157,570 RSUs to non-employee Directors and officers. See Note 16 of the Consolidated Financial Statements of Employers Holdings, Inc. and Subsidiaries' included herein for a detailed description of the stock-based compensation.

Schedule VI. Supplemental Information Concerning Property - Casualty Insurance Operations

Employers Holdings, Inc. and Subsidiaries
Consolidated Supplemental Information Concerning Property and Casualty Insurance Operations

Year Ended	Deferred Policy Acquisition Costs	Reserves For Unpaid Losses And LAE	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Related to Current Years	Losses and LAE Related to Prior Years	Amortization of Deferred Policy Acquisition Costs	Paid Losses And LAE	Net Premiums Written
(in thousands)
2012	$38,852	$2,231,540	$265,149	$501,464	$72,363	$386,044	$1,800	$85,926	$293,213	$569,676
2011	37,524	2,272,363	194,933	363,424	80,117	280,683	1,127	74,500	273,973	410,038
2010	32,239	2,279,729	149,485	321,786	83,032	227,142	(14,130)	72,071	262,479	313,098
Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Employers Holdings, Inc.		10-K	3.1	March 30, 2007
3.2	Amended and Restated Bylaws of Employers Holdings, Inc.		10-Q	3.1	November 5, 2009
4.1	Form of Common Stock Certificate		S-1/A	4.1	January 18, 2007
10.1	Quota Share Reinsurance Agreement, dated as of June 30, 1999, between State Industrial Insurance System of Nevada, D.B.A.: Employers Insurance Company of Nevada and the various Reinsurers as identified by the Interests and Liabilities Agreements attached thereto(1)		S-1/A	10.1	January 18, 2007
10.2	Producer Agreement, dated as of May 1, 2005, between Employers Compensation Insurance Company and Automatic Data Processing Insurance Agency, Inc.(1)		S-1/A	10.2	January 18, 2007
10.3	Joint Marketing and Network Access Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	10.3	January 18, 2007
10.4	Joint Marketing and Network Access Agreement, dated as of July 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	10.4	January 18, 2007
*10.5	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors		10-Q	10.1	August 7, 2009
*10.6	Employers Holdings, Inc. Amended and Restated Equity Incentive Plan		8-K	10.1	May 28, 2010
*10.7	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement		10-Q	10.1	May 9, 2012
*10.8	Employers Holdings, Inc. Equity and Incentive Plan Form of Stock Option Agreement		10-Q	10.2	May 9, 2012
*10.9	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement		10-Q	10.3	May 9, 2012
*10.10	Employment Agreement by and between Employers Holdings, Inc. and Ann W. Nelson, dated December 5, 2011 and effective as of January 1, 2012		8-K	10.1	December 8, 2011
*10.11	Employment Agreement by and between Employers Holdings, Inc. and John P. Nelson, dated December 5, 2011, and effective as of January 1, 2012		8-K	10.2	December 8, 2011

*10.12	Employment Agreement by and between Employers Holdings, Inc. and Lenard T. Ormsby, dated December 5, 2011 and effective as of January 1, 2012		8-K	10.3	December 8, 2011
*10.13	Employment Agreement by and between Employers Holdings, Inc. and William E. Yocke, dated December 5, 2011 and effective as of January 1, 2012		8-K	10.4	December 8, 2011
*10.14	Employment Agreement by and between Employers Holdings, Inc. and Douglas D. Dirks, dated and effective May 10, 2012		8-K	10.1	May 11, 2012
10.15	Third Amended and Restated Credit Agreement, dated December 30, 2010, between Employers Holdings, Inc. and Wells Fargo Bank, National Association		8-K	10.1	December 30, 2010
10.16	Third Amended and Restated Revolving Line of Credit Note, dated December 30, 2010, between Employers Holdings Inc. and Wells Fargo Bank, National Association		8-K	10.2	December 30, 2010
21.1	Subsidiaries of Employers Holdings, Inc.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of William E. Yocke Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of William E. Yocke Pursuant to Section 906	X
**101.INS	XBRL Instance Document	X
**101.SCH	XBRL Taxonomy Extension Schema Document	X
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
**101.DEF	XBRL Taxonomy Definition Linkbase Document	X
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
For purposes of the incorporation by reference of documents as Exhibits, all references to Forms S-1 and S-1/A of Employers Holdings, Inc. refer to Forms S-1 and S-1/A filed with the Securities and Exchange Commission under Registration Number 333-139092.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 1, 2013	EMPLOYERS HOLDINGS, INC.

		By:	/s/ Douglas D. Dirks
Name: Douglas D. Dirks
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Kolesar	Chairman of the Board	March 1, 2013
Robert J. Kolesar

/s/ Douglas D. Dirks	President and Chief Executive Officer, Director (Principal Executive Officer)	March 1, 2013
Douglas D. Dirks

/s/ William E. Yocke	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2013
William E. Yocke

/s/ Richard W. Blakey	Director	March 1, 2013
Richard W. Blakey

/s/ Valerie R. Glenn	Director	March 1, 2013
Valerie R. Glenn

/s/ Rose E. McKinney-James	Director	March 1, 2013
Rose E. McKinney-James

/s/ Ronald F. Mosher	Director	March 1, 2013
Ronald F. Mosher

/s/ Katherine W. Ong	Director	March 1, 2013
Katherine W. Ong

/s/ Michael D. Rumbolz	Director	March 1, 2013
Michael D. Rumbolz

/s/ John P. Sande III	Director	March 1, 2013
John P. Sande III