Form 10-Q
period 2013-03-31
Employers Holdings, Inc.
filed 2013-05-09
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	April 30, 2013
Common Stock, $0.01 par value per share	30,949,683 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	As of	As of
	March 31, 2013	December 31, 2012
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $1,917,428 at March 31, 2013 and $1,869,142 at December 31, 2012)	$2,060,483	$2,024,428
Equity securities at fair value (cost $81,905 at March 31, 2013 and $81,067 at December 31, 2012)	137,401	125,086
Total investments	2,197,884	2,149,514
Cash and cash equivalents	130,889	140,661
Restricted cash and cash equivalents	4,694	5,353
Accrued investment income	19,096	19,356
Premiums receivable (less bad debt allowance of $6,471 at March 31, 2013 and $5,957 at December 31, 2012)	252,579	223,011
Reinsurance recoverable for:
Paid losses	9,101	9,467
Unpaid losses	798,546	805,386
Deferred policy acquisition costs	42,583	38,852
Deferred income taxes, net	27,649	26,231
Property and equipment, net	14,825	14,680
Intangible assets, net	10,332	10,558
Goodwill	36,192	36,192
Contingent commission receivable—LPT Agreement	19,526	19,141
Other assets	9,987	12,937
Total assets	$3,573,883	$3,511,339

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,258,299	$2,231,540
Unearned premiums	289,317	265,149
Total claims and policy liabilities	2,547,616	2,496,689
Commissions and premium taxes payable	42,939	40,825
Accounts payable and accrued expenses	15,669	19,522
Deferred reinsurance gain—LPT Agreement	277,466	281,043
Notes payable	112,000	112,000
Other liabilities	30,110	21,879
Total liabilities	3,025,800	2,971,958
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 54,308,212 and 54,144,453 shares issued and 30,935,238 and 30,771,479 shares outstanding at March 31, 2013 and December 31, 2012, respectively	543	541
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	329,549	325,991
Retained earnings	451,483	445,850
Accumulated other comprehensive income, net	129,058	129,549
Treasury stock, at cost (23,372,974 shares at March 31, 2013 and December 31, 2012)	(362,550)	(362,550)
Total stockholders’ equity	548,083	539,381
Total liabilities and stockholders’ equity	$3,573,883	$3,511,339
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
	Three Months Ended
	March 31,
	2013	2012
Revenues	(unaudited)
Net premiums earned	$147,975	$109,900
Net investment income	17,405	18,385
Realized gains on investments, net	794	1,778
Other income	103	81
Total revenues	166,277	130,144
Expenses
Losses and loss adjustment expenses	108,272	80,518
Commission expense	18,393	13,816
Underwriting and other operating expenses	31,540	32,989
Interest expense	808	902
Total expenses	159,013	128,225
Net income before income taxes	7,264	1,919
Income tax benefit	(226)	(4,421)
Net income	$7,490	$6,340

Earnings per common share (Note 10):
Basic and Diluted	$0.24	$0.19
Cash dividends declared per common share	$0.06	$0.06

Comprehensive income
Unrealized gains during the period (net of taxes of $14 and $3,255 for the three months ended March 31, 2013 and 2012, respectively)	$25	$6,044
Reclassification adjustment for realized gains in net income (net of taxes of $278 and $622 for the three months ended March 31, 2013 and 2012, respectively)	(516)	(1,156)
Other comprehensive income, net of tax	(491)	4,888

Total comprehensive income	$6,999	$11,228

Realized gains on investments, net
Net realized gains on investments before credit related impairments on fixed maturity securities	$794	$2,246
Other than temporary impairment, credit losses recognized in earnings	—	(468)
Realized gains on investments, net	$794	$1,778
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Three Months Ended
	March 31,
	2013	2012
Operating activities	(unaudited)
Net income	$7,490	$6,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,393	1,414
Stock-based compensation	2,110	1,241
Amortization of premium on investments, net	2,020	1,533
Deferred income tax expense	(1,154)	(5,149)
Realized gains on investments, net	(794)	(1,778)
Excess tax benefits from stock-based compensation	(170)	—
Other	562	546
Change in operating assets and liabilities:
Premiums receivable	(30,082)	(26,133)
Reinsurance recoverable for paid and unpaid losses	7,206	11,501
Federal income taxes recoverable	855	1,021
Unpaid losses and loss adjustment expenses	26,759	(941)
Unearned premiums	24,168	30,765
Accounts payable, accrued expenses and other liabilities	4,455	4,886
Deferred reinsurance gain—LPT Agreement	(3,577)	(4,338)
Contingent commission receivable—LPT Agreement	(385)	(223)
Other	731	3,740
Net cash provided by operating activities	41,587	24,425
Investing activities
Purchase of fixed maturities	(90,117)	(108,218)
Purchase of equity securities	(5,328)	(18,443)
Proceeds from sale of fixed maturities	—	13,412
Proceeds from sale of equity securities	5,284	3,420
Proceeds from maturities and redemptions of investments	39,693	61,884
Proceeds from sale of fixed assets	113	42
Capital expenditures and other	(1,355)	(2,138)
Restricted cash and cash equivalents provided by (used in) investing activities	659	(4,312)
Net cash used in investing activities	(51,051)	(54,353)
Financing activities
Acquisition of treasury stock	—	(18,730)
Cash transactions related to stock-based compensation	1,374	(148)
Dividends paid to stockholders	(1,852)	(1,939)
Excess tax benefits from stock-based compensation	170	—
Net cash used in financing activities	(308)	(20,817)
Net decrease in cash and cash equivalents	(9,772)	(50,745)
Cash and cash equivalents at the beginning of the period	140,661	252,300
Cash and cash equivalents at the end of the period	$130,889	$201,555
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
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
2. New Accounting Standards
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update Number 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220). This update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This update became effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this update beginning in the first quarter of 2013. The adoption of this new guidance did not have a material impact on the Company's consolidated financial condition or results of operations.

3. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	March 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets
Investments	$2,197,884	$2,197,884	$2,149,514	$2,149,514
Cash and cash equivalents	130,889	130,889	140,661	140,661
Restricted cash and cash equivalents	4,694	4,694	5,353	5,353
Financial liabilities
Notes payable	112,000	117,046	112,000	118,207
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
Fair value of available-for-sale fixed maturity and equity securities is based on quoted market prices, where available, and is obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs. The Company obtains a quoted price for each security from third party pricing services. The quoted prices are derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. The Company also performs a quarterly analysis on the prices received from third party pricing services to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If differences are noted in this review, the Company may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to prices obtained from third party pricing services as of March 31, 2013 or December 31, 2012 that were material to the consolidated financial statements.
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

The following table presents the items on the accompanying consolidated balance sheets that are stated at fair value and the fair value measurements.

	March 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$156,704	$—	$—	$152,490	$—
U.S. Agencies	—	88,372	—	—	93,967	—
States and municipalities	—	749,842	—	—	758,516	—
Corporate securities	—	726,471	—	—	676,243	—
Residential mortgage-backed securities	—	244,418	—	—	252,852	—
Commercial mortgage-backed securities	—	56,462	—	—	56,120	—
Asset-backed securities	—	38,214	—	—	34,240	—
Total fixed maturity securities	—	2,060,483	—	—	2,024,428	—
Equity securities	$137,401	$—	$—	$125,086	$—	$—
4. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At March 31, 2013
Fixed maturity securities
U.S. Treasuries	$143,579	$13,125	$—	$156,704
U.S. Agencies	83,140	5,232	—	88,372
States and municipalities	686,117	63,786	(61)	749,842
Corporate securities	680,391	46,746	(666)	726,471
Residential mortgage-backed securities	230,167	14,508	(257)	244,418
Commercial mortgage-backed securities	55,928	945	(411)	56,462
Asset-backed securities	38,106	160	(52)	38,214
Total fixed maturity securities	1,917,428	144,502	(1,447)	2,060,483
Equity securities	81,905	55,762	(266)	137,401
Total investments	$1,999,333	$200,264	$(1,713)	$2,197,884

At December 31, 2012
Fixed maturity securities
U.S. Treasuries	$138,839	$13,651	$—	$152,490
U.S. Agencies	88,202	5,765	—	93,967
States and municipalities	689,776	68,740	—	758,516
Corporate securities	627,047	49,461	(265)	676,243
Residential mortgage-backed securities	236,461	16,488	(97)	252,852
Commercial mortgage-backed securities	54,755	1,410	(45)	56,120
Asset-backed securities	34,062	211	(33)	34,240
Total fixed maturity securities	1,869,142	155,726	(440)	2,024,428
Equity securities	81,067	45,399	(1,380)	125,086
Total investments	$1,950,209	$201,125	$(1,820)	$2,149,514

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$124,353	$126,224
Due after one year through five years	720,923	765,336
Due after five years through ten years	555,608	616,979
Due after ten years	192,343	212,850
Mortgage and asset-backed securities	324,201	339,094
Total	$1,917,428	$2,060,483
The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of March 31, 2013 and December 31, 2012.

	March 31, 2013			December 31, 2012
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in thousands)
Less than 12 months:
Fixed maturity securities
States and municipalities	17,575	(61)	4	—	—	—
Corporate securities	77,590	(626)	27	36,338	(265)	12
Residential mortgage-backed securities	31,458	(226)	10	14,629	(28)	6
Commercial mortgage-backed securities	25,838	(411)	7	10,432	(45)	4
Asset-backed securities	21,575	(52)	9	16,714	(33)	5
Total fixed maturity securities	174,036	(1,376)	57	78,113	(371)	27
Equity securities	2,999	(236)	11	11,645	(1,207)	35
Total less than 12 months	$177,035	$(1,612)	68	$89,758	$(1,578)	62

12 months or greater:
Fixed maturity securities
Corporate securities	2,548	(40)	1	—	—	—
Residential mortgage-backed securities	2,235	(31)	17	2,341	(69)	17
Total fixed maturity securities	4,783	(71)	18	2,341	(69)	17
Equity securities	822	(30)	5	456	(173)	4
Total 12 months or greater	$5,605	$(101)	23	$2,797	$(242)	21

Total available-for-sale:
Fixed maturity securities
States and municipalities	17,575	(61)	4	—	—	—
Corporate securities	80,138	(666)	28	36,338	(265)	12
Residential mortgage-backed securities	33,693	(257)	27	16,970	(97)	23
Commercial mortgage-backed securities	25,838	(411)	7	10,432	(45)	4
Asset-backed securities	21,575	(52)	9	16,714	(33)	5
Total fixed maturity securities	178,819	(1,447)	75	80,454	(440)	44
Equity securities	3,821	(266)	16	12,101	(1,380)	39
Total available-for-sale	$182,640	$(1,713)	91	$92,555	$(1,820)	83

Based on reviews of the fixed maturity securities, the Company determined that unrealized losses as of March 31, 2013 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or to maturity.
Based on reviews of the equity securities as of March 31, 2013, the Company determined that the unrealized losses as of that date were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers.
Realized gains on investments, net and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Realized gains on investments, net
Fixed maturity securities
Gross gains	$—	$1,703
Gross losses	—	(5)
Realized gains on fixed maturity securities, net	$—	$1,698
Equity securities
Gross gains	$1,045	$548
Gross losses	(251)	(468)
Realized gains on equity securities, net	$794	$80
Total	$794	$1,778

Change in unrealized gains (losses)
Fixed maturity securities	$(12,231)	$(4,457)
Equity securities	11,477	11,978
Total	$(754)	$7,521
Net investment income was as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Fixed maturity securities	$17,246	$18,244
Equity securities	837	648
Cash equivalents and restricted cash	35	128
	18,118	19,020
Investment expenses	(713)	(635)
Net investment income	$17,405	$18,385
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with certain states in which it does business. As of March 31, 2013 and December 31, 2012, securities having a fair value of $608.6 million and $530.6 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the types of securities that are eligible for deposit. The deposits are limited to fixed maturity securities in all states. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers at March 31, 2013 and December 31, 2012 was $34.5 million and $35.0 million, respectively. Pursuant to the Amended Credit Facility, a portion of the Company's debt was secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $109.4 million and $110.4 million at March 31, 2013 and December 31, 2012, respectively.

5. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rates for the periods presented.

	Three Months Ended
	March 31,
	2013	2012
Expense computed at statutory rate	35.0%	35.0%
Dividends received deduction and tax-exempt interest	(25.0)	(162.1)
LPT Agreement	(14.4)	(106.5)
Other	1.3	3.2
Effective tax rate	(3.1)%	(230.4)%
6. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,231,540	$2,272,363
Less reinsurance recoverables for unpaid losses and LAE	805,386	940,840
Net unpaid losses and LAE at beginning of period	1,426,154	1,331,523
Losses and LAE, net of reinsurance, related to:
Current period	111,104	84,554
Prior periods	1,130	525
Total net losses and LAE incurred during the period	112,234	85,079
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	5,064	4,521
Prior periods	73,571	70,008
Total net payments for losses and LAE during the period	78,635	74,529
Ending unpaid losses and LAE, net of reinsurance	1,459,753	1,342,073
Reinsurance recoverable for unpaid losses and LAE	798,546	929,349
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,258,299	$2,271,422
Total net losses and LAE included in the above table excludes the impact of the amortization of the deferred reinsurance gain—LPT Agreement (Deferred Gain) (Note 7).
The increase in the estimates of incurred losses and LAE attributable to insured events for prior periods was primarily related to the Company's assigned risk business.
7. LPT Agreement
The Company is party to a 100% quota share retroactive reinsurance agreement (LPT Agreement) under which $1.5 billion in liabilities for losses and LAE related to claims incurred by EICN prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The initial Deferred Gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets as Deferred reinsurance gain–LPT Agreement. The Company is also entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is an amount based on the favorable difference between actual paid losses and LAE and expected paid losses and LAE as established in the LPT Agreement. The Company records its estimate of contingent profit commission in the accompanying consolidated balance sheets as Contingent commission receivable–LPT Agreement and a corresponding liability is recorded on the accompanying consolidated balance sheets in Deferred reinsurance gain–LPT Agreement. The Deferred Gain is being amortized using the recovery method. Amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the LPT Agreement, except for the contingent profit commission, which is amortized through June 30, 2024. The amortization is recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income. Any adjustments to the Deferred Gain are recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income. There were no adjustments to the estimated reserves ceded under the LPT Agreement in the current period.
The Company amortized $4.0 million and $4.6 million of the Deferred Gain for the three months ended March 31, 2013 and 2012, respectively. The remaining Deferred Gain was $277.5 million and $281.0 million as of March 31, 2013 and December 31, 2012, respectively, and is included in the accompanying consolidated balance sheets. The estimated remaining liabilities subject to the LPT Agreement were $663.9 million and $672.3 million as of March 31, 2013 and December 31, 2012, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $613.5 million and $605.1 million through March 31, 2013 and December 31, 2012, respectively.
8. Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income, net, is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	March 31, 2013	December 31, 2012
	(in thousands)
Net unrealized gain on investments, before taxes	$198,551	$199,305
Deferred tax expense on net unrealized gains	(69,493)	(69,756)
Total accumulated other comprehensive income, net	$129,058	$129,549
9. Stock-Based Compensation
In March 2013, the Company awarded stock options, restricted stock units (RSUs) and performance share units (PSUs) to certain officers of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Weighted Average Exercise Price	Aggregate Fair Value on Date of Grant
				(in millions)
Stock options(1)	162,800	$7.04	$22.24	$1.1
RSUs(1)	73,894	22.24	—	1.6
PSUs(2)	147,440	22.24	—	3.3

(1)
The stock options and RSUs were awarded to certain officers of the Company and vest 25% on March 19, 2014, and each of the subsequent three anniversaries of that date. The stock options and RSUs are subject to accelerated vesting in certain circumstances, such as: death or disability, or in connection with change of control of the Company. The stock options expire seven years from the date of grant.

(2)
The PSUs have a performance period of three years and are subject to certain performance goals, based on the Company's statutory combined ratio, with payouts that range from 0% to 200% of the target awards. The values shown in the table represent the target number of PSUs awarded.

A total of 109,656 and 101,261 stock options were exercised during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively.

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

	Three Months Ended
	March 31,
	2013	2012
	(in thousands, except share data)
Net income available to stockholders—basic and diluted	$7,490	$6,340
Weighted average number of shares outstanding—basic	30,914,478	32,649,205
Effect of dilutive securities:
PSUs	138,495	1,847
Stock options	250,916	88,406
RSUs	85,748	86,633
Dilutive potential shares	475,159	176,886
Weighted average number of shares outstanding—diluted	31,389,637	32,826,091
Diluted earnings per share exclude outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options and RSUs that were excluded from diluted earnings per share.

	Three Months Ended
	March 31,
	2013	2012
Options excluded as the exercise price was greater than the average market price	162,800	936,680
Options and RSUs excluded under the treasury method, as the potential proceeds on settlement or exercise price was greater than the value of shares acquired	416,221	556,055

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to “we,” “us,” “our,” “the Company,” or similar terms refer to Employers Holdings, Inc. (EHI), together with its subsidiaries. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2012 (Annual Report).
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
We market and sell our workers' compensation insurance products through independent local, regional, and national agents and brokers; through our strategic partnerships and alliances, including our principal partners ADP, Inc. and Anthem Blue Cross of California; and through relationships with national, regional, and local trade groups and associations.
Results of Operations
Overall, net income was $7.5 million and $6.3 million for the three months ended March 31, 2013 and 2012, respectively. We recognized underwriting losses of $10.2 million and $17.4 million for the three months ended March 31, 2013 and 2012, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned. Key factors that affected our financial performance during the three months ended March 31, 2013, compared to the same period of 2012, include:

•	Gross premiums written increased 22.5%;

•	Net premiums earned increased 34.6%;

•	Losses and LAE increased 34.5%;

•	Underwriting and other operating expenses decreased 4.4%; and

•	Income tax benefit decreased to $0.2 million in 2013, from $4.4 million in 2012.

A primary measure of our performance is our ability to increase stockholders’ equity, including the impact of the Deferred reinsurance gain–LPT Agreement (Deferred Gain), over the long-term. The following table shows our stockholders' equity including the Deferred Gain, stockholders' equity on a GAAP basis, and number of common shares outstanding at:

	March 31, 2013	December 31, 2012
	(in thousands, expect share data)
Stockholders' equity including the Deferred Gain(1)	$825,549	$820,424
GAAP stockholders' equity	$548,083	$539,381
Common shares outstanding	30,935,238	30,771,479

(1)
Stockholders' equity, including the Deferred Gain, is a non-GAAP measure that is defined as total stockholders' equity plus the Deferred Gain, which we believe is an important supplemental measure of our capital position.

The comparative components of net income are set forth in the following table:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Gross premiums written	$174,963	$142,794
Net premiums written	$172,026	$140,364

Net premiums earned	$147,975	$109,900
Net investment income	17,405	18,385
Realized gains on investments, net	794	1,778
Other income	103	81
Total revenues	166,277	130,144

Losses and LAE	108,272	80,518
Commission expense	18,393	13,816
Underwriting and other operating expenses	31,540	32,989
Interest expense	808	902
Income tax benefit	(226)	(4,421)
Total expenses	158,787	123,804
Net income	$7,490	$6,340
Less amortization of the Deferred Gain related to losses	$3,305	$4,156
Less amortization of the Deferred Gain related to contingent commission	382	269
Less impact of LPT Contingent Commission Adjustments(1)	275	136
Net income before impact of the LPT Agreement(2)	$3,528	$1,779

(1)
Any adjustment to the contingent profit commission under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the consolidated statement of income and comprehensive income, such that the Deferred Gain reflects the balance that would have existed had the revised contingent profit commission been recognized at the inception of the LPT Agreement. (LPT Contingent Commission Adjustments)

(2)
We define net income before impact of the LPT Agreement as net income before the impact of: (a) amortization of Deferred Gain; (b) adjustments to LPT Agreement ceded reserves; and (c) adjustments to contingent commission receivable–LPT Agreement. Deferred Gain reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method. Amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the LPT Agreement, except for the contingent profit commission, which is amortized through June 30, 2024. The amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement and the expected losses and LAE subject to the contingent profit commission under the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, contingent commission receivable, and the Deferred Gain, with the net effect being an increase or decrease, as the case may be, to net income. Net income before impact of the LPT Agreement is not a measurement of financial performance under GAAP, but rather reflects a difference in accounting treatment between statutory and GAAP, and should not be considered in isolation or as an alternative to net income before income taxes or net income, or any other measure of performance derived in accordance with GAAP.

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
Net Premiums Earned
Net premiums earned increased 34.6% for the three months ended March 31, 2013, compared to the corresponding period in 2012. This increase is primarily due to increasing policy count and higher net rate.
The following table shows the percentage change in our in-force premium, policy count, average policy size, payroll exposure upon which our premiums are based, and net rate.

	As of March 31, 2013
	Year-to-Date Increase	Year-Over-Year Increase
In-force premiums	4.3%	29.3%
In-force policy count	2.0	22.2
Average in-force policy size	2.3	5.8
In-force payroll exposure	1.3	17.3
Net rate(1)	2.9	10.2

(1)
Net rate, defined as total premium in-force divided by total insured payroll exposure, is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Our in-force premiums and number of policies in-force by select states were as follows:

	March 31, 2013		December 31, 2012		March 31, 2012		December 31, 2011
State	Premiums In-force	Policies In-force	Premiums In-force	Policies In-force	Premiums In-force	Policies In-force	Premiums In-force	Policies In-force
	(dollars in thousands)
California	$331,361	47,300	$317,890	46,829	$247,762	39,931	$221,910	36,867
Illinois	30,915	3,246	30,555	3,302	27,075	2,813	24,744	2,433
Georgia	24,110	3,354	22,985	3,150	18,240	2,301	16,393	2,050
Florida	18,199	3,034	17,676	2,918	15,476	2,499	15,226	2,399
Nevada	16,005	3,862	15,522	3,876	15,510	3,819	14,639	3,718
Other	139,665	20,588	132,714	19,739	109,391	15,245	101,009	13,226
Total	$560,255	81,384	$537,342	79,814	$433,454	66,608	$393,921	60,693
Our strategic partnerships and alliances generated $126.7 million and $102.4 million, or 22.6% and 23.6%, of our in-force premiums as of March 31, 2013 and 2012, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to expand our existing relationships and actively seek new partnerships and alliances.
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
We set our own premium rates in California based upon actuarial analyses of current and anticipated loss trends with a goal of maintaining underwriting profitability. Due to increasing loss costs, primarily medical cost inflation, we have increased our filed premium rates in California by a cumulative 41.3% since the beginning of 2009.

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
Net investment income decreased 5.3% for the three months ended March 31, 2013, compared to the same period of 2012. The decrease was primarily related to decreases in the average pre-tax book yield on invested assets to 3.5% for the three months ended March 31, 2013, compared to 3.8% for the same period of 2012. The tax-equivalent yield on invested assets decreased to 4.3% at March 31, 2013, compared to 4.9% at March 31, 2012.
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
Net realized gains on investments were $0.8 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively.
Additional information regarding our Investments is set forth under “—Liquidity and Capital Resources—Investments.”
Combined Ratio
The combined ratio, expressed as a percentage, is a key measurement of underwriting profitability. The combined ratio is the sum of the loss and LAE ratio, the commission expense ratio, and underwriting and other operating expenses ratio. When the combined ratio is below 100%, we have recorded underwriting income, and conversely, when the combined ratio is greater than 100%, we cannot be profitable without investment income. Because we only have one operating segment, holding company expenses are included in our calculation of the combined ratio.
The following table provides the calculation of our calendar year combined ratios.

	Three Months Ended
	March 31,
	2013	2012
Loss and LAE ratio	73.2%	73.3%
Underwriting and other operating expenses ratio	21.3	30.0
Commission expense ratio	12.4	12.6
Combined ratio	106.9%	115.9%
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) was relatively unchanged for the first quarter of 2013, compared to the same period of 2012, and our loss experience indicates a downward trend in medical and indemnity costs per claim that are reflected in our current accident year loss estimate. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. The current accident year loss estimate for the three months ended March 31, 2013 also reflects higher overall rates compared to the same period of 2012.
Overall, losses and LAE increased 34.5% for the three months ended March 31, 2013, compared to the same period of 2012. This increase was primarily due to higher net earned premiums in 2013. Prior accident year loss development in both periods was primarily related to our assigned risk business. Our current accident year loss estimates were 75.1% and 76.9% for the three months ended March 31, 2013, and 2012, respectively. The decrease in our current accident year loss estimate is primarily the result of rate increases more than offsetting increases in loss costs.
Excluding the impact from the LPT Agreement, losses and LAE would have been $112.2 million and $85.1 million, or 75.8% and 77.4% of net premiums earned, for the three months ended March 31, 2013 and 2012, respectively.
The table below reflects the losses and LAE reserve adjustments.

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Prior accident year loss development, net	$(1,130)	$(525)
Amortization of the Deferred Gain related to losses	3,305	4,156
Amortization of the Deferred Gain related to contingent commission	382	269
Impact of LPT Contingent Commission Adjustments	275	136
Underwriting and Other Operating Expenses Ratio. The underwriting and other operating expenses ratio is the ratio (expressed as a percentage) of underwriting and other operating expenses to net premiums earned and measures an insurance company's operational efficiency in producing, underwriting, and administering its insurance business.
Underwriting and other operating expenses are those costs that we incur to underwrite and maintain the insurance policies we issue, excluding commission. These expenses include premium taxes and certain other general expenses that vary with, and are primarily related to, producing new or renewal business. Other underwriting expenses include policyholder dividends, changes in estimates of future write-offs of premiums receivable, general administrative expenses such as salaries and benefits, rent, office supplies, depreciation, and all other operating expenses not otherwise classified separately. Policy acquisition costs are variable based on premiums earned; however, other operating costs are more fixed in nature and become a smaller percentage of net premiums earned as premiums increase.
Our underwriting and other operating expenses ratio decreased 8.7 percentage points for the three months ended March 31, 2013, compared to the same period of 2012, primarily due to net premiums earned increasing at a faster rate than our expenses during this period.
Underwriting and other operating expenses decreased 4.4% for the three months ended March 31, 2013, compared to the same period of 2012. During the three months ended March 31, 2013, our premium taxes and assessments increased $1.2 million, and compensation related expenses increased $0.9 million, compared to the same period of 2012. These increases were offset by the impact of the new accounting guidance for deferred policy acquisition costs (DAC) that was implemented in 2012, which increased our underwriting and other operating expenses by $3.0 million during the first quarter of 2012. Excluding the impact of the new DAC guidance in 2012, underwriting and other operating expenses would have increased 5.2% for the three months ended March 31, 2013, compared to the same period of 2012.
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
Our commission expense ratio decreased 0.2 percentage points, while our commission expense increased 33.1% for the three months ended March 31, 2013, compared to the same period of 2012, primarily due to higher net premiums earned in 2013.

Income Tax Benefit
Income tax benefit was $0.2 million and $4.4 million for the three months ended March 31, 2013 and 2012, respectively. The effective tax rates were (3.1)% and (230.4)% for the three months ended March 31, 2013 and 2012, respectively. The decreased tax benefit for the three months ended March 31, 2013, compared to the same period of 2012, was primarily due to an increase in projected annual net income before taxes.
Liquidity and Capital Resources
Parent Company
Operating Cash and Cash Equivalents. We are a holding company and our ability to fund our operations is contingent upon existing capital and the ability of our insurance subsidiaries' to pay dividends up to the holding company. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. We require cash to pay stockholder dividends, repurchase common stock, make interest and principal payments on our outstanding debt obligations, provide additional surplus to our insurance subsidiaries, and fund our operating expenses.
The holding company had $87.8 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at March 31, 2013. Ten million dollars of our line of credit is payable on December 31, 2013 and on December 31, 2014. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, maturing investments, and dividends from our insurance subsidiaries.
Share Repurchases. In November 2010, the EHI Board of Directors (Board of Directors) authorized a share repurchase program for repurchases of up to $100 million of the Company's common stock from November 8, 2010 through June 30, 2012 (the 2011 Program). In November 2011, the Board of Directors authorized a $100 million expansion of the 2011 Program, to $200 million, and extended the repurchase authority pursuant to the 2011 Program through June 30, 2013. Repurchases under the 2011 Program may be commenced or suspended from time-to-time without prior notice, and the 2011 Program may be suspended or discontinued at any time. From inception of the 2011 Program through March 31, 2013, we repurchased a total of 9,426,131 shares of common stock at an average price of $15.79 per share, including commissions, for a total of $148.8 million.
Outstanding Debt. In December 2010, we entered into the Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility) under which we were provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $109.4 million and $110.4 million at March 31, 2013 and December 31, 2012, respectively. The Amended Credit Facility contains customary non-financial covenants and requires us to maintain $5.0 million of cash and cash equivalents at all times at the holding company. We are currently in compliance with all applicable covenants.
Our capital structure is comprised of outstanding debt and stockholders’ equity. As of March 31, 2013, our capital structure consisted of $80.0 million principal balance on our Amended Credit Facility, $32.0 million in surplus notes maturing in 2034, and $825.5 million of stockholders’ equity, including the Deferred Gain. Outstanding debt was 11.9% of total capitalization, including the Deferred Gain, as of March 31, 2013.
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
Our insurance subsidiaries had $357.8 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at March 31, 2013. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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
Various state regulations require us to keep securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $608.6 million and $530.6 million were on deposit at March 31, 2013 and December 31, 2012, respectively. These laws and regulations govern both the amount and types of fixed maturity securities that are eligible for deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers was $34.5 million and $35.0 million at March 31, 2013 and December 31, 2012, respectively.
Cash Flows
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the three months ended:

	March 31,
	2013	2012
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$41,587	$24,425
Investing activities	(51,051)	(54,353)
Financing activities	(308)	(20,817)
Decrease in cash and cash equivalents	$(9,772)	$(50,745)
Operating Activities. Major components of net cash provided by operating activities for the three months ended March 31, 2013 included net premiums received of $142.1 million, investment income received of $19.7 million, and amounts recovered from reinsurers of $9.2 million. These were partially offset by claims payments of $87.1 million, underwriting and other operating expenses paid of $27.0 million (including premium taxes paid of $7.4 million), and commissions paid of $14.9 million.
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
Investing Activities. The major components of net cash used in investing activities for the three months ended March 31, 2013 were the purchases of fixed maturity and equity securities.
The major components of net cash used in investing activities for the three months ended March 31, 2012 were the purchases of fixed maturity and equity securities.
Financing Activities. The majority of cash used in financing activities for the three months ended March 31, 2013 was related to dividends paid to stockholders, partially offset by cash received related to the exercise of stock options.
The majority of cash used in financing activities for the three months ended March 31, 2012 was to repurchase $18.7 million of our common stock, and to pay dividends to stockholders.
Investments
The cost or amortized cost of our investment portfolio was $2.0 billion and the fair value was $2.2 billion as of March 31, 2013.
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
As of March 31, 2013, our investment portfolio, which is classified as available-for-sale, consisted of 93.7% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.1 at March 31, 2013. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "AA-." Our fixed maturity securities portfolio had a weighted average quality of "AA" as of March 31, 2013, with 62.9% of the portfolio rated "AA" or better, based on market value.

We carry our portfolio of equity securities on our balance sheet at fair value. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. Equity securities represented 6.3% of our investment portfolio at March 31, 2013.
Given current economic uncertainty and continuing market volatility, we believe that our current asset allocation best meets our strategy to preserve capital for policyholders, to provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average tax equivalent yield based on the fair value of each category of invested assets as of March 31, 2013.

Category	Estimated Fair Value	Percentage of Total	Yield
	(in thousands, except percentages)
U.S. Treasuries	$156,704	7.1%	2.3%
U.S. Agencies	88,372	4.0	3.1
States and municipalities	749,842	34.1	5.8
Corporate securities	726,471	33.1	3.5
Residential mortgage-backed securities	244,418	11.1	4.1
Commercial mortgage-backed securities	56,462	2.6	2.8
Asset-backed securities	38,214	1.7	1.1
Equity securities	137,401	6.3	5.5
Total	$2,197,884	100.0%
Weighted average yield			4.3%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of March 31, 2013 by credit rating category, using the lower of ratings assigned by Moody's Investor Services and/or Standard & Poor's.

Rating	Percentage of Total Estimated Fair Value
“AAA”	11.3%
“AA”	51.6
“A”	26.0
“BBB”	11.0
Below investment grade	0.1
Total	100.0%
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
Based on our review of fixed maturity and equity securities, we believe that we appropriately identified the declines in the fair values of our unrealized losses at March 31, 2013. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or to maturity.
Based on reviews of the equity securities as of March 31, 2013, the Company determined that the unrealized losses as of that date were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers.

The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of our investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At March 31, 2013	(in thousands)
Fixed maturity securities
U.S. Treasuries	$143,579	$13,125	$—	$156,704
U.S. Agencies	83,140	5,232	—	88,372
States and municipalities	686,117	63,786	(61)	749,842
Corporate securities	680,391	46,746	(666)	726,471
Residential mortgaged-backed securities	230,167	14,508	(257)	244,418
Commercial mortgaged-backed securities	55,928	945	(411)	56,462
Asset-backed securities	38,106	160	(52)	38,214
Total fixed maturity securities	1,917,428	144,502	(1,447)	2,060,483
Equity securities	81,905	55,762	(266)	137,401
Total investments	$1,999,333	$200,264	$(1,713)	$2,197,884
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of March 31, 2013:

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5-Years
	(in thousands)
Operating leases	$22,559	$5,233	$11,259	$5,450	$617
Notes payable(1)	144,723	11,939	74,725	2,847	55,212
Capital leases	2,173	793	1,039	341	—
Losses and LAE reserves (2)(3)	2,258,299	292,260	350,675	218,738	1,396,626
Total contractual obligations	$2,427,754	$310,225	$437,698	$227,376	$1,452,455

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of March 31, 2013. The interest rates range from 1.4% to 4.5%.

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

(3)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which are as follows for each of the periods presented above:

	Recoveries By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5-Years
	(in thousands)
Reinsurance recoverables for unpaid losses	$(798,546)	$(40,868)	$(78,893)	$(74,558)	$(604,227)
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, and equity price risk, and are described in detail in our Annual Report. We have not experienced any material changes in market risk since December 31, 2012.
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of March 31, 2013, our fixed maturity securities portfolio had a duration of 4.1. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2012 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchases of our common stock for the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
January 1 – January 31, 2013	—	$—	—	$51.2
February 1 – February 28, 2013	—	—	—	51.2
March 1 – March 31, 2013	—	—	—	51.2
Total	—	$—	—

(1)	Includes fees and commissions paid on stock repurchases.

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

EMPLOYERS HOLDINGS, INC.

Date:	May 9, 2013	/s/ Douglas D. Dirks
Douglas D. Dirks
President and Chief Executive Officer
Employers Holdings, Inc.

Date:	May 9, 2013	/s/ William E. Yocke
William E. Yocke
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)