Form 10-Q
period 2013-06-30
Employers Holdings, Inc.
filed 2013-08-08
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	July 31, 2013
Common Stock, $0.01 par value per share	31,002,391 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	As of	As of
	June 30, 2013	December 31, 2012
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $1,989,823 at June 30, 2013 and $1,869,142 at December 31, 2012)	$2,070,027	$2,024,428
Equity securities at fair value (cost $85,559 at June 30, 2013 and $81,067 at December 31, 2012)	140,369	125,086
Total investments	2,210,396	2,149,514
Cash and cash equivalents	97,060	140,661
Restricted cash and cash equivalents	4,602	5,353
Accrued investment income	19,786	19,356
Premiums receivable (less bad debt allowance of $6,730 at June 30, 2013 and $5,957 at December 31, 2012)	285,329	223,011
Reinsurance recoverable for:
Paid losses	9,458	9,467
Unpaid losses	801,149	805,386
Deferred policy acquisition costs	45,608	38,852
Deferred income taxes, net	51,291	26,231
Property and equipment, net	15,489	14,680
Intangible assets, net	10,106	10,558
Goodwill	36,192	36,192
Contingent commission receivable—LPT Agreement	20,948	19,141
Other assets	10,061	12,937
Total assets	$3,617,475	$3,511,339

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,291,261	$2,231,540
Unearned premiums	317,735	265,149
Total claims and policy liabilities	2,608,996	2,496,689
Commissions and premium taxes payable	42,611	40,825
Accounts payable and accrued expenses	15,758	19,522
Deferred reinsurance gain—LPT Agreement	274,183	281,043
Notes payable	112,000	112,000
Other liabilities	41,987	21,879
Total liabilities	3,095,535	2,971,958
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 54,371,465 and 54,144,453 shares issued and 30,998,491 and 30,771,479 shares outstanding at June 30, 2013 and December 31, 2012, respectively	544	541
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	331,977	325,991
Retained earnings	464,210	445,850
Accumulated other comprehensive income, net	87,759	129,549
Treasury stock, at cost (23,372,974 shares at June 30, 2013 and December 31, 2012)	(362,550)	(362,550)
Total stockholders’ equity	521,940	539,381
Total liabilities and stockholders’ equity	$3,617,475	$3,511,339
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	(unaudited)		(unaudited)
Net premiums earned	$159,953	$118,955	$307,928	$228,855
Net investment income	17,645	18,297	35,050	36,682
Realized gains on investments, net	3,866	945	4,660	2,723
Other income	144	114	247	195
Total revenues	181,608	138,311	347,885	268,455
Expenses
Losses and loss adjustment expenses	112,638	87,809	220,910	168,327
Commission expense	20,127	16,621	38,520	30,437
Underwriting and other operating expenses	32,249	30,316	63,789	63,305
Interest expense	797	858	1,605	1,760
Total expenses	165,811	135,604	324,824	263,829
Net income before income taxes	15,797	2,707	23,061	4,626
Income tax expense (benefit)	1,209	(2,309)	983	(6,730)
Net income	$14,588	$5,016	$22,078	$11,356

Earnings per common share (Note 10):
Basic	$0.47	$0.16	$0.71	$0.35
Diluted	$0.46	$0.16	$0.70	$0.35
Cash dividends declared per common share	$0.06	$0.06	$0.12	$0.12

Comprehensive income
Unrealized gains (losses) during the period (net of tax expense (benefit) of $(20,886) and $2,070 for the three months ended June 30, 2013 and 2012, respectively, and $(20,870) and $5,324 for the six months ended June 30, 2013 and 2012, respectively)	$(38,787)	$3,844	$(38,761)	$9,888
Reclassification adjustment for realized gains in net income (net of taxes of $1,353 and $331 for the three months ended June 30, 2013 and 2012, respectively, and $1,631 and $952 for the six months ended June 30, 2013 and 2012, respectively)	(2,513)	(614)	(3,029)	(1,771)
Other comprehensive income (loss), net of tax	(41,300)	3,230	(41,790)	8,117

Total comprehensive income (loss)	$(26,712)	$8,246	$(19,712)	$19,473

Realized gains on investments, net
Net realized gains on investments before credit related impairments on fixed maturity securities	$3,934	$1,005	$4,728	$3,252
Other than temporary impairment, credit losses recognized in earnings	(68)	(60)	(68)	(529)
Realized gains on investments, net	$3,866	$945	$4,660	$2,723
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Six Months Ended
	June 30,
	2013	2012
Operating activities	(unaudited)
Net income	$22,078	$11,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,800	2,787
Stock-based compensation	4,169	2,542
Amortization of premium on investments, net	4,310	3,400
Deferred income tax expense	(2,558)	(7,675)
Realized gains on investments, net	(4,660)	(2,723)
Excess tax benefits from stock-based compensation	(349)	—
Other	549	449
Change in operating assets and liabilities:
Premiums receivable	(63,091)	(56,776)
Reinsurance recoverable for paid and unpaid losses	4,246	21,868
Federal income taxes	2,848	876
Unpaid losses and loss adjustment expenses	59,721	9,426
Unearned premiums	52,586	62,846
Accounts payable, accrued expenses and other liabilities	15,389	7,166
Deferred reinsurance gain—LPT Agreement	(6,860)	(8,276)
Contingent commission receivable—LPT Agreement	(1,807)	(597)
Other	(4,179)	7,306
Net cash provided by operating activities	85,192	53,975
Investing activities
Purchase of fixed maturities	(211,889)	(181,836)
Purchase of equity securities	(18,190)	(23,303)
Proceeds from sale of fixed maturities	706	34,560
Proceeds from sale of equity securities	18,357	8,451
Proceeds from maturities and redemptions of investments	86,326	110,160
Proceeds from sale of fixed assets	139	75
Capital expenditures and other	(3,206)	(3,326)
Restricted cash and cash equivalents provided by (used in) investing activities	751	(842)
Net cash used in investing activities	(127,006)	(56,061)
Financing activities
Acquisition of treasury stock	—	(37,322)
Cash transactions related to stock-based compensation	1,572	(279)
Dividends paid to stockholders	(3,708)	(3,822)
Excess tax benefits from stock-based compensation	349	—
Net cash used in financing activities	(1,787)	(41,423)
Net decrease in cash and cash equivalents	(43,601)	(43,509)
Cash and cash equivalents at the beginning of the period	140,661	252,300
Cash and cash equivalents at the end of the period	$97,060	$208,791
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

3. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets
Investments	$2,210,396	$2,210,396	$2,149,514	$2,149,514
Cash and cash equivalents	97,060	97,060	140,661	140,661
Restricted cash and cash equivalents	4,602	4,602	5,353	5,353
Financial liabilities
Notes payable	112,000	114,261	112,000	118,207
The Company's estimates of fair value for financial liabilities are based on a combination of the variable interest rates for the Company's existing line of credit and other notes with similar durations to discount the projection of future payments on notes payable, and have been determined to be Level 2 fair value measurements, as defined below.
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
Fair value of available-for-sale fixed maturity and equity securities is based on quoted market prices, where available, and is obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs. The Company obtains a quoted price for each security from third party pricing services. The quoted prices are derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. The Company also performs a quarterly analysis on the prices received from third party pricing services to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If differences are noted in this review, the Company may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to prices obtained from third party pricing services as of June 30, 2013 or December 31, 2012 that were material to the consolidated financial statements.
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

The following table presents the items on the accompanying consolidated balance sheets that are stated at fair value and the fair value measurements.

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$152,085	$—	$—	$152,490	$—
U.S. Agencies	—	89,031	—	—	93,967	—
States and municipalities	—	754,833	—	—	758,516	—
Corporate securities	—	746,808	—	—	676,243	—
Residential mortgage-backed securities	—	239,025	—	—	252,852	—
Commercial mortgage-backed securities	—	51,433	—	—	56,120	—
Asset-backed securities	—	36,812	—	—	34,240	—
Total fixed maturity securities	—	2,070,027	—	—	2,024,428	—
Equity securities	$140,369	$—	$—	$125,086	$—	$—
4. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At June 30, 2013
Fixed maturity securities
U.S. Treasuries	$143,294	$8,830	$(39)	$152,085
U.S. Agencies	85,104	3,930	(3)	89,031
States and municipalities	713,702	45,248	(4,117)	754,833
Corporate securities	725,567	31,031	(9,790)	746,808
Residential mortgage-backed securities	231,561	10,260	(2,796)	239,025
Commercial mortgage-backed securities	53,618	423	(2,608)	51,433
Asset-backed securities	36,977	94	(259)	36,812
Total fixed maturity securities	1,989,823	99,816	(19,612)	2,070,027
Equity securities	85,559	55,114	(304)	140,369
Total investments	$2,075,382	$154,930	$(19,916)	$2,210,396

At December 31, 2012
Fixed maturity securities
U.S. Treasuries	$138,839	$13,651	$—	$152,490
U.S. Agencies	88,202	5,765	—	93,967
States and municipalities	689,776	68,740	—	758,516
Corporate securities	627,047	49,461	(265)	676,243
Residential mortgage-backed securities	236,461	16,488	(97)	252,852
Commercial mortgage-backed securities	54,755	1,410	(45)	56,120
Asset-backed securities	34,062	211	(33)	34,240
Total fixed maturity securities	1,869,142	155,726	(440)	2,024,428
Equity securities	81,067	45,399	(1,380)	125,086
Total investments	$1,950,209	$201,125	$(1,820)	$2,149,514

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$151,956	$154,046
Due after one year through five years	751,560	784,120
Due after five years through ten years	583,868	614,269
Due after ten years	180,283	190,322
Mortgage and asset-backed securities	322,156	327,270
Total	$1,989,823	$2,070,027

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of June 30, 2013 and December 31, 2012.

	June 30, 2013			December 31, 2012
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in thousands)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$12,107	$(39)	5	$—	$—	—
U.S. Agencies	3,025	(3)	1	—	—	—
States and municipalities	96,389	(4,117)	26	—	—	—
Corporate securities	292,305	(9,664)	110	36,338	(265)	12
Residential mortgage-backed securities	80,475	(2,785)	36	14,629	(28)	6
Commercial mortgage-backed securities	33,254	(2,608)	10	10,432	(45)	4
Asset-backed securities	28,903	(259)	13	16,714	(33)	5
Total fixed maturity securities	546,458	(19,475)	201	78,113	(371)	27
Equity securities	10,005	(268)	38	11,645	(1,207)	35
Total less than 12 months	$556,463	$(19,743)	239	$89,758	$(1,578)	62

12 months or greater:
Fixed maturity securities
Corporate securities	$2,460	$(126)	1	$—	$—	—
Residential mortgage-backed securities	511	(11)	17	2,341	(69)	17
Total fixed maturity securities	2,971	(137)	18	2,341	(69)	17
Equity securities	331	(36)	2	456	(173)	4
Total 12 months or greater	$3,302	$(173)	20	$2,797	$(242)	21

Total available-for-sale:
Fixed maturity securities
U.S. Treasuries	$12,107	$(39)	5	$—	$—	—
U.S. Agencies	3,025	(3)	1	—	—	—
States and municipalities	96,389	(4,117)	26	—	—	—
Corporate securities	294,765	(9,790)	111	36,338	(265)	12
Residential mortgage-backed securities	80,986	(2,796)	53	16,970	(97)	23
Commercial mortgage-backed securities	33,254	(2,608)	10	10,432	(45)	4
Asset-backed securities	28,903	(259)	13	16,714	(33)	5
Total fixed maturity securities	549,429	(19,612)	219	80,454	(440)	44
Equity securities	10,336	(304)	40	12,101	(1,380)	39
Total available-for-sale	$559,765	$(19,916)	259	$92,555	$(1,820)	83
Based on reviews of the fixed maturity securities, the Company determined that unrealized losses as of June 30, 2013 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or maturity.
Based on reviews of the equity securities as of June 30, 2013, the Company recognized an impairment of $0.1 million in the fair value of one equity security as a result of the severity and duration of the change in fair value of that security.

Realized gains on investments, net, and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Realized gains on investments, net
Fixed maturity securities
Gross gains	$1	$592	$1	$2,295
Gross losses	—	—	—	(5)
Realized gains on fixed maturity securities, net	$1	$592	$1	$2,290
Equity securities
Gross gains	$3,933	$613	$4,977	$1,161
Gross losses	(68)	(260)	(318)	(728)
Realized gains on equity securities, net	$3,865	$353	$4,659	$433
Total	$3,866	$945	$4,660	$2,723

Change in unrealized gains (losses)
Fixed maturity securities	$(62,851)	$8,015	$(75,082)	$3,558
Equity securities	(687)	(3,047)	10,790	8,931
Total	$(63,538)	$4,968	$(64,292)	$12,489
Net investment income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Fixed maturity securities	$17,280	$18,045	$34,526	$36,289
Equity securities	947	777	1,783	1,424
Cash equivalents and restricted cash	28	94	63	223
	18,255	18,916	36,372	37,936
Investment expenses	(610)	(619)	(1,322)	(1,254)
Net investment income	$17,645	$18,297	$35,050	$36,682
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with certain states in which it does business. As of June 30, 2013 and December 31, 2012, securities having a fair value of $592.1 million and $530.6 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the types of securities that are eligible for deposit. The deposits are limited to fixed maturity securities in all states. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers at June 30, 2013 and December 31, 2012 was $32.0 million and $35.0 million, respectively. Pursuant to the Amended Credit Facility, a portion of the Company's debt was secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $107.2 million and $110.4 million at June 30, 2013 and December 31, 2012, respectively.
5. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rates for the periods presented.

	Six Months Ended
	June 30,
	2013	2012
Expense computed at statutory rate	35.0%	35.0%
Dividends received deduction and tax-exempt interest	(19.7)	(108.9)
LPT Agreement	(12.0)	(76.2)
Other	1.0	4.6
Effective tax rate	4.3%	(145.5)%

6. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Six Months Ended
	June 30,
	2013	2012
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,231,540	$2,272,363
Less reinsurance recoverables for unpaid losses and LAE	805,386	940,840
Net unpaid losses and LAE at beginning of period	1,426,154	1,331,523
Losses and LAE, net of reinsurance, related to:
Current period	227,926	176,145
Prior periods	1,651	1,054
Total net losses and LAE incurred during the period	229,577	177,199
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	21,843	18,520
Prior periods	143,776	128,460
Total net payments for losses and LAE during the period	165,619	146,980
Ending unpaid losses and LAE, net of reinsurance	1,490,112	1,361,742
Reinsurance recoverable for unpaid losses and LAE	801,149	920,047
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,291,261	$2,281,789
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
The Company amortized $8.7 million and $8.9 million of the Deferred Gain for the six months ended June 30, 2013 and 2012, respectively. The remaining Deferred Gain was $274.2 million and $281.0 million as of June 30, 2013 and December 31, 2012, respectively. The estimated remaining liabilities subject to the LPT Agreement were $655.6 million and $672.3 million as of June 30, 2013 and December 31, 2012, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $621.8 million and $605.1 million through June 30, 2013 and December 31, 2012, respectively.

8. Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income, net, is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	June 30, 2013	December 31, 2012
	(in thousands)
Net unrealized gain on investments, before taxes	$135,014	$199,305
Deferred tax expense on net unrealized gains	(47,255)	(69,756)
Total accumulated other comprehensive income, net	$87,759	$129,549
9. Stock-Based Compensation
The Company awarded stock options, restricted stock units (RSUs) and performance share units (PSUs) to certain officers and Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Weighted Average Exercise Price	Aggregate Fair Value on Date of Grant
				(in millions)
March 2013
Stock options(1)	162,800	$7.04	$22.24	$1.1
RSUs(1)	73,894	22.24	—	1.6
PSUs(2)	147,440	22.24	—	3.3

May 2013
RSUs(1)	14,550	24.74	—	0.4

(1)
The stock options and RSUs awarded in March 2013 were awarded to certain officers of the Company and vest 25% on March 19, 2014, and each of the subsequent three anniversaries of that date. The stock options and RSUs are subject to accelerated vesting in certain circumstances, such as: death or disability, or in connection with change of control of the Company. The stock options expire seven years from the date of grant.

The RSUs awarded in May 2013 were granted to non-employee Directors of the Company and have a service vesting period of one year from the grant date.

(2)
The PSUs have a performance period of three years and are subject to certain performance goals, based on the Company's statutory combined ratio, with payouts that range from 0% to 200% of the target awards. The values shown in the table represent the target number of PSUs awarded.

A total of 136,047 and 101,261 stock options were exercised during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except share data)
Net income available to stockholders—basic and diluted	$14,588	$5,016	$22,078	$11,356
Weighted average number of shares outstanding—basic	31,079,713	31,537,452	30,997,552	32,093,328
Effect of dilutive securities:
PSUs	209,795	20,229	167,388	8,975
Stock options	296,893	82,385	279,405	83,547
RSUs	55,215	45,570	71,399	56,741
Dilutive potential shares	561,903	148,184	518,192	149,263
Weighted average number of shares outstanding—diluted	31,641,616	31,685,636	31,515,744	32,242,591
Diluted earnings per share excludes outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options and RSUs that were excluded from diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Options excluded as the exercise price was greater than the average market price	—	934,597	—	934,597
Options and RSUs excluded under the treasury method as the potential proceeds on settlement or exercise price was greater than the value of shares acquired	162,800	654,123	511,477	555,084

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
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. You should not place undue reliance on these statements, which speak only as of the date of this report. Forward-looking statements include those related to our expected financial position, business, financing plans, litigation, future premiums, revenues, earnings, pricing, investments, business relationships, expected losses, loss experience, loss reserves, acquisitions, competition, the impact of changes in interest rates, rate increases with respect to our business, and the insurance industry in general. Statements including words such as “expect,” “intend,” “plan,” “believe,” “estimate,” “may,” “anticipate,” “will” or similar statements of a future or forward-looking nature identify forward-looking statements.
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
Results of Operations
Overall, net income was $14.6 million and $22.1 million for the three and six months ended June 30, 2013, respectively, compared to $5.0 million and $11.4 million for the corresponding periods of 2012. We recognized underwriting losses of $5.1 million and $15.3 million for the three and six months ended June 30, 2013, respectively, compared to underwriting losses of $15.8 million and $33.2 million for the same periods of 2012. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned. Key factors that affected our financial performance during the three and six months ended June 30, 2013, compared to the same periods of 2012, include:

•	Gross premiums written increased 24.2% and 23.4%;

•	Net premiums earned increased 34.5% and 34.6%;

•	Losses and LAE increased 28.3% and 31.2%;

•	Underwriting and other operating expenses increased 6.4% and 0.8%;

•	Income tax expenses increased $3.5 million and $7.7 million; and

•	Unrealized gains on investments, net of deferred tax expense, decreased $44.5 million and $49.9 million.
A primary measure of our performance is our ability to increase stockholders’ equity, including the impact of the Deferred reinsurance gain–LPT Agreement (Deferred Gain), over the long-term; however, during periods of rising interest rates, the fair value of the fixed income component of our investment portfolio may be negatively impacted, thereby reducing stockholders' equity. During the second quarter of 2013, the unrealized gain in our portfolio, net of deferred tax expense, declined by $41.3 million, principally as a result of the upward movement in interest rates during the quarter. The following table shows our stockholders' equity including the Deferred Gain, stockholders' equity on a GAAP basis, and number of common shares outstanding.

	June 30, 2013	December 31, 2012
	(in thousands, except share data)
Stockholders' equity including the Deferred Gain(1)	$796,123	$820,424
GAAP stockholders' equity	$521,940	$539,381
Common shares outstanding	30,998,491	30,771,479

(1)
Stockholders' equity, including the Deferred Gain, is a non-GAAP measure that is defined as total stockholders' equity plus the Deferred Gain, which we believe is an important supplemental measure of our capital position.

The comparative components of net income are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Gross premiums written	$190,068	$153,094	$365,031	$295,888
Net premiums written	186,996	150,364	359,022	290,728

Net premiums earned	$159,953	$118,955	$307,928	$228,855
Net investment income	17,645	18,297	35,050	36,682
Realized gains on investments, net	3,866	945	4,660	2,723
Other income	144	114	247	195
Total revenues	181,608	138,311	347,885	268,455

Losses and LAE	112,638	87,809	220,910	168,327
Commission expense	20,127	16,621	38,520	30,437
Underwriting and other operating expenses	32,249	30,316	63,789	63,305
Interest expense	797	858	1,605	1,760
Income tax expense (benefit)	1,209	(2,309)	983	(6,730)
Total expenses	167,020	133,295	325,807	257,099
Net income	$14,588	$5,016	$22,078	$11,356
Less amortization of the Deferred Gain related to losses	$3,275	$3,828	$6,580	$7,984
Less amortization of the Deferred Gain related to contingent commission	406	256	788	525
Less impact of LPT Contingent Commission Adjustments(1)	1,024	227	1,299	363
Net income before impact of the LPT Agreement(2)	$9,883	$705	$13,411	$2,484

(1)
Any adjustment to the contingent profit commission under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the consolidated statement of income and comprehensive income, such that the Deferred Gain reflects the balance that would have existed had the revised contingent profit commission been recognized at the inception of the LPT Agreement (LPT Contingent Commission Adjustments).

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
We present net income before impact of the LPT Agreement because we believe that it is an important supplemental measure of operating performance to be used by analysts, investors, and other interested parties in evaluating us. The LPT Agreement was a non-recurring transaction under which the Deferred Gain does not effect our ongoing operations, and, consequently, we believe this presentation is useful in providing a meaningful understanding of our operating performance. In addition, we believe this non-GAAP measure, as we have defined it, is helpful to our management in identifying trends in our performance because the excluded item has limited significance on our current and ongoing operations.
Net Premiums Earned
Net premiums earned increased 34.5% and 34.6% for the three and six months ended June 30, 2013, compared to the corresponding periods in 2012. These increases were primarily due to increasing policy count, increasing average policy size, and higher net rate.
The following table shows the percentage change in our in-force premium, policy count, average policy size, payroll exposure upon which our premiums are based, and net rate.

	As of June 30, 2013
	Year-to-Date Increase	Year-Over-Year Increase
In-force premiums	9.8%	23.9%
In-force policy count	3.9	15.2
Average in-force policy size	5.6	7.5
In-force payroll exposure	4.1	12.4
Net rate(1)	5.5	10.1

(1)
Net rate, defined as total premium in-force divided by total insured payroll exposure, is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Our in-force premiums and number of policies in-force by select states were as follows:

	June 30, 2013		December 31, 2012		June 30, 2012		December 31, 2011
State	Premiums In-force	Policies In-force	Premiums In-force	Policies In-force	Premiums In-force	Policies In-force	Premiums In-force	Policies In-force
	(dollars in thousands)
California	$349,253	47,659	$317,890	46,829	$274,379	42,577	$221,910	36,867
Illinois	31,583	3,284	30,555	3,302	28,816	3,125	24,744	2,433
Georgia	25,329	3,566	22,985	3,150	19,882	2,628	16,393	2,050
Florida	19,041	3,117	17,676	2,918	16,909	2,723	15,226	2,399
Nevada	16,001	3,847	15,522	3,876	15,748	3,845	14,639	3,718
Other	148,583	21,459	132,714	19,739	120,473	17,073	101,009	13,226
Total	$589,790	82,932	$537,342	79,814	$476,207	71,971	$393,921	60,693
Our strategic partnerships and alliances generated $134.8 million and $109.5 million, or 22.9% and 23.0%, of our in-force premiums as of June 30, 2013 and 2012, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to expand our existing relationships and actively seek new partnerships and alliances.
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
Any cost savings associated with SB 863 will be dependent on the implementation of the provisions of the bill and are not included in our current rate filings. We will evaluate SB 863's mandated regulations as they are adopted and will adjust our rate filings as indicated. We can offer no assurance that SB 863 will result in any cost savings for us or any indication as to when, if ever, any cost savings might occur.

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

Effective Date	Premium Rate Change Filed in California
February 1, 2009	10.0%
August 15, 2009	10.5
March 15, 2010	3.0
March 15, 2011	2.5
September 15, 2011	3.9
June 15, 2012	6.0
We expect that total premiums in 2013 across our markets will reflect:

•	overall net rate increases;

•	decelerating policy count growth; and

•	increasing average policy size.
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
Net investment income decreased 3.6% and 4.4% for the three and six months ended June 30, 2013, compared to the same periods of 2012. The decrease was primarily related to decreases in the average pre-tax book yield on invested assets to 3.4% and 3.5% for the three and six months ended June 30, 2013, compared to 3.7% for the same periods of 2012. The tax-equivalent yield on invested assets decreased to 4.2% at June 30, 2013, compared to 4.8% at June 30, 2012.
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
Net realized gains on investments were $3.9 million and $4.7 million for the three and six months ended June 30, 2013, respectively, compared to $0.9 million and $2.7 million for the corresponding periods of 2012.
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
The following table provides the calculation of our calendar year combined ratios.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Loss and LAE ratio	70.4%	73.8%	71.7%	73.6%
Underwriting and other operating expenses ratio	20.2	25.5	20.8	27.6
Commission expense ratio	12.6	14.0	12.5	13.3
Combined ratio	103.2%	113.3%	105.0%	114.5%

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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) was relatively unchanged for the three and six months ended June 30, 2013, compared to the same periods of 2012, and our loss experience indicates a downward trend in medical and indemnity costs per claim that are reflected in our current accident year loss estimate. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years.
Overall, losses and LAE increased 28.3% and 31.2% for the three and six months ended June 30, 2013, compared to the same periods of 2012. This increase was primarily due to higher net earned premiums in 2013. Prior accident year loss development in both periods was primarily related to our assigned risk business. Our current accident year loss estimates were 73.0% and 74.0% for the three and six months ended June 30, 2013, compared to 77.0% for the three and six months ended June 30, 2012. The decrease in our current accident year loss estimate is primarily the result of net rate increases more than offsetting increases in loss costs.
Excluding the impact from the LPT Agreement, losses and LAE would have been $117.3 million and $92.1 million, or 73.4% and 77.4% of net premiums earned, for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, losses and LAE would have been $229.6 million and $177.2 million, or 74.6% and 77.4% of net premiums earned, respectively.
The table below reflects the losses and LAE reserve adjustments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Prior accident year (unfavorable) loss development, net	$(522)	$(529)	$(1,651)	$(1,054)
Amortization of the Deferred Gain related to losses	3,275	3,828	6,580	7,984
Amortization of the Deferred Gain related to contingent commission	406	256	788	525
Impact of LPT Contingent Commission Adjustments	1,024	227	1,299	363
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
Our underwriting and other operating expenses ratio decreased 5.3 and 6.8 percentage points, while our underwriting and other operating expenses increased 6.4% and 0.8% for the three and six months ended June 30, 2013, respectively, compared to the same periods of 2012, primarily due to net premiums earned increasing at a faster rate than our expenses during these periods. During the three months ended June 30, 2013, our compensation related expenses increased $1.8 million, premium taxes and assessments expenses increased $1.2 million and information technology expenses increased $0.7 million, compared to the same period of 2012. During the six months ended June 30, 2013, our compensation related expenses increased $2.7 million, premium taxes and assessments expenses increased $2.4 million and information technology expenses increased $1.1 million, compared to the same period of 2012.
These increases were reduced by the impact of the new accounting guidance for deferred policy acquisition costs (DAC) that was implemented in 2012, which increased our underwriting and other operating expenses by $2.2 million and $5.2 million for the three and six months ended June 30, 2012. Excluding the impact of the new DAC guidance in 2012, underwriting and other operating expenses would have increased 14.7% and 9.8% for the three and six months ended June 30, 2013, compared to the same periods of 2012.

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
Our commission expense ratio decreased 1.4 and 0.8 percentage points, while our commission expense increased 21.1% and 26.6% for the three and six months ended June 30, 2013, respectively, compared to the same periods of 2012. These increases were primarily due to higher net premiums earned in 2013.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $1.2 million and $1.0 million for the three and six months ended June 30, 2013, respectively, compared to $(2.3) million and $(6.7) million for the corresponding periods of 2012. The effective tax rates were 7.7% and 4.3% for the three and six months ended June 30, 2013, respectively, compared to (85.3)% and (145.5)% for the same periods of 2012. The increased tax expenses for the three and six months ended June 30, 2013, compared to the same periods of 2012, were primarily due to decreases in tax exempt income as a percentage of pre-tax net income and increases in projected annual net income before taxes.
Liquidity and Capital Resources
Parent Company
Operating Cash and Cash Equivalents. We are a holding company and our ability to fund our operations is contingent upon existing capital and the ability of our insurance subsidiaries' to pay dividends up to the holding company. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws and regulations, including laws establishing minimum solvency and liquidity thresholds. We require cash to pay stockholder dividends, repurchase common stock, make interest and principal payments on our outstanding debt obligations, provide additional surplus to our insurance subsidiaries, and fund our operating expenses.
The holding company had $76.1 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at June 30, 2013. Ten million dollars of our line of credit is payable on each of December 31, 2013 and 2014. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, maturing investments, and dividends from our insurance subsidiaries.
Share Repurchases. In November 2010, the EHI Board of Directors (Board of Directors) authorized a share repurchase program for repurchases of up to $100 million of the Company's common stock from November 8, 2010 through June 30, 2012 (the 2011 Program). In November 2011, the Board of Directors authorized a $100 million expansion of the 2011 Program, to $200 million, and extended the repurchase authority pursuant to the 2011 Program through June 30, 2013. From inception of the 2011 Program through June 30, 2013, when the 2011 Program expired, we repurchased a total of 9,426,131 shares of common stock at an average price of $15.79 per share, including commissions, for a total of $148.8 million.
Outstanding Debt. In December 2010, we entered into a Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility) under which we were provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $107.2 million and $110.4 million at June 30, 2013 and December 31, 2012, respectively. The Amended Credit Facility contains customary non-financial covenants and requires us to maintain $5.0 million of cash and cash equivalents at all times at the holding company. We are currently in compliance with all applicable covenants.
Our capital structure is comprised of outstanding debt and stockholders’ equity. As of June 30, 2013, our capital structure consisted of $80.0 million principal balance on our Amended Credit Facility, $32.0 million in surplus notes maturing in 2034, and $796.1 million of stockholders’ equity, including the Deferred Gain. Outstanding debt was 12.3% of total capitalization, including the Deferred Gain, as of June 30, 2013.
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

Our insurance subsidiaries had $356.6 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at June 30, 2013. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events. On July 1, 2013, we entered into a new reinsurance program that is effective through June 30, 2014. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in five layers of coverage. Our reinsurance coverage is $195.0 million in excess of our $5.0 million retention on a per occurrence basis, subject to a $2.0 million annual aggregate deductible and certain exclusions. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized.
Various state regulations require us to keep securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $592.1 million and $530.6 million were on deposit at June 30, 2013 and December 31, 2012, respectively. These laws and regulations govern both the amount and types of fixed maturity securities that are eligible for deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers was $32.0 million and $35.0 million at June 30, 2013 and December 31, 2012, respectively.
Cash Flows
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the six months ended:

	June 30,
	2013	2012
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$85,192	$53,975
Investing activities	(127,006)	(56,061)
Financing activities	(1,787)	(41,423)
Decrease in cash and cash equivalents	$(43,601)	$(43,509)
Operating Activities. Major components of net cash provided by operating activities for the six months ended June 30, 2013 included net premiums received of $297.4 million, investment income received of $38.9 million, and amounts recovered from reinsurers of $17.9 million. These were partially offset by claims payments of $181.7 million, underwriting and other operating expenses paid of $47.3 million (including premium taxes paid of $12.7 million), and commissions paid of $36.2 million.
Major components of net cash provided by operating activities for the six months ended June 30, 2012 included net premiums received of $234.9 million, investment income received of $40.3 million, and amounts recovered from reinsurers of $20.7 million. These were partially offset by claims payments of $165.7 million, underwriting and other operating expenses paid of $48.7 million (including premium taxes paid of $10.3 million), and commissions paid of $23.4 million.
Investing Activities. The major components of net cash used in investing activities for the six months ended June 30, 2013 and 2012 were the purchases of fixed maturity and equity securities.
Financing Activities. The majority of cash used in financing activities for the six months ended June 30, 2013 was related to dividends paid to stockholders, partially offset by cash received related to the exercise of stock options.
The majority of cash used in financing activities for the six months ended June 30, 2012 was to repurchase $37.3 million of our common stock and to pay dividends to stockholders.
Investments
The cost or amortized cost of our investment portfolio was $2.1 billion and the fair value was $2.2 billion as of June 30, 2013.
We employ an investment strategy that emphasizes asset quality and considers the durations of fixed maturity securities against anticipated claim payments and expenditures, other liabilities, and capital needs. Our investment portfolio is structured so that investments mature periodically in reasonable relation to current expectations of future claim payments. Currently, we make claim payments from positive cash flow from operations and use excess cash to invest in operations, invest in marketable securities, return capital to our stockholders, and fund growth.
As of June 30, 2013, our investment portfolio, which is classified as available-for-sale, consisted of 93.6% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.2 at June 30,

2013. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "AA-." Our fixed maturity securities portfolio had a weighted average quality of "AA" as of June 30, 2013, with 61.6% of the portfolio rated "AA" or better, based on market value.
We carry our portfolio of equity securities on our balance sheet at fair value. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. Equity securities represented 6.4% of our investment portfolio at June 30, 2013.
Given current economic uncertainty and continuing market volatility, we believe that our current asset allocation best meets our strategy to preserve capital for policyholders, to provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average tax equivalent yield based on the fair value of each category of invested assets as of June 30, 2013.

Category	Estimated Fair Value	Percentage of Total	Tax Equivalent Yield
	(in thousands, except percentages)
U.S. Treasuries	$152,085	6.9%	2.3%
U.S. Agencies	89,031	4.0	3.0
States and municipalities	754,833	34.1	5.6
Corporate securities	746,808	33.8	3.4
Residential mortgage-backed securities	239,025	10.8	3.9
Commercial mortgage-backed securities	51,433	2.3	2.7
Asset-backed securities	36,812	1.7	1.1
Equity securities	140,369	6.4	5.6
Total	$2,210,396	100.0%
Weighted average tax equivalent yield			4.2%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of June 30, 2013 by credit rating category, using the lower of ratings assigned by Moody's Investor Services and/or Standard & Poor's.

Rating	Percentage of Total Estimated Fair Value
“AAA”	10.0%
“AA”	51.6
“A”	27.3
“BBB”	10.9
Below investment grade	0.2
Total	100.0%
Investments that we currently own could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary. We regularly assess individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair value. Our other-than-temporary assessment includes reviewing the extent and duration of declines in the fair value of investments below amortized cost, historical and projected financial performance and near-term prospects of the issuer, the outlook for industry sectors, credit rating, and macro-economic changes. We also make a determination as to whether it is not more likely than not that we will be required to sell the security before its fair value recovers above cost, or maturity.
Based on our review of fixed maturity and equity securities, we believe that we appropriately identified the declines in the fair values of our unrealized losses at June 30, 2013. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or maturity.
Based on reviews of the equity securities as of June 30, 2013, the Company recognized an impairment of $0.1 million in the fair value of one equity security as a result of the severity and duration of the change in fair value of that security.

The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of our investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At June 30, 2013	(in thousands)
Fixed maturity securities
U.S. Treasuries	$143,294	$8,830	$(39)	$152,085
U.S. Agencies	85,104	3,930	(3)	89,031
States and municipalities	713,702	45,248	(4,117)	754,833
Corporate securities	725,567	31,031	(9,790)	746,808
Residential mortgaged-backed securities	231,561	10,260	(2,796)	239,025
Commercial mortgaged-backed securities	53,618	423	(2,608)	51,433
Asset-backed securities	36,977	94	(259)	36,812
Total fixed maturity securities	1,989,823	99,816	(19,612)	2,070,027
Equity securities	85,559	55,114	(304)	140,369
Total investments	$2,075,382	$154,930	$(19,916)	$2,210,396
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of June 30, 2013:

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$20,220	$3,421	$10,923	$5,259	$617
Notes payable(1)	143,837	11,304	74,758	2,854	54,921
Capital leases	2,212	715	1,139	358	—
Losses and LAE reserves (2)(3)	2,291,261	302,141	363,669	223,954	1,401,497
Total contractual obligations	$2,457,530	$317,581	$450,489	$232,425	$1,457,035

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of June 30, 2013. The interest rates range from 1.4% to 4.5%.

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

(3)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which are as follows for each of the periods presented above:

	Recoveries By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Reinsurance recoverables for unpaid losses	$(801,149)	$(40,618)	$(78,134)	$(73,570)	$(608,827)
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
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of June 30, 2013, our fixed maturity securities portfolio had a duration of 4.2. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2012 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchases of our common stock for the three months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
April 1 – April 30, 2013	—	$—	—	$51.2
May 1 – May 31, 2013	—	—	—	51.2
June 1 – June 30, 2013	—	—	—	51.2
Total	—	$—	—

(1)	Includes fees and commissions paid on stock repurchases.

(2)
On November 3, 2010, the Board of Directors authorized a share repurchase program for repurchases of up to $100 million of the Company's common stock (the 2011 Program). On November 2, 2011, the Board of Directors authorized a $100 million expansion of the 2011 Program, to $200 million. The 2011 Program expired on June 30, 2013.

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

EMPLOYERS HOLDINGS, INC.

Date:	August 8, 2013	/s/ Douglas D. Dirks
Douglas D. Dirks
President and Chief Executive Officer
Employers Holdings, Inc.

Date:	August 8, 2013	/s/ William E. Yocke
William E. Yocke
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)