Form 10-Q
period 2013-09-30
Employers Holdings, Inc.
filed 2013-11-07
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	October 31, 2013
Common Stock, $0.01 par value per share	31,210,749 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	As of	As of
	September 30, 2013	December 31, 2012
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $2,022,240 at September 30, 2013 and $1,869,142 at December 31, 2012)	$2,101,357	$2,024,428
Equity securities at fair value (cost $86,384 at September 30, 2013 and $81,067 at December 31, 2012)	147,595	125,086
Total investments	2,248,952	2,149,514
Cash and cash equivalents	99,823	140,661
Restricted cash and cash equivalents	6,078	5,353
Accrued investment income	19,100	19,356
Premiums receivable (less bad debt allowance of $7,397 at September 30, 2013 and $5,957 at December 31, 2012)	282,940	223,011
Reinsurance recoverable for:
Paid losses	8,946	9,467
Unpaid losses	779,842	805,386
Deferred policy acquisition costs	45,682	38,852
Deferred income taxes, net	52,356	26,231
Property and equipment, net	16,490	14,680
Intangible assets, net	9,881	10,558
Goodwill	36,192	36,192
Contingent commission receivable—LPT Agreement	21,388	19,141
Other assets	17,846	12,937
Total assets	$3,645,516	$3,511,339

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,305,307	$2,231,540
Unearned premiums	318,983	265,149
Total claims and policy liabilities	2,624,290	2,496,689
Commissions and premium taxes payable	44,493	40,825
Accounts payable and accrued expenses	20,333	19,522
Deferred reinsurance gain—LPT Agreement	260,602	281,043
Notes payable	112,000	112,000
Other liabilities	27,269	21,879
Total liabilities	3,088,987	2,971,958
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 54,579,523 and 54,144,453 shares issued and 31,206,549 and 30,771,479 shares outstanding at September 30, 2013 and December 31, 2012, respectively	546	541
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	337,403	325,991
Retained earnings	489,916	445,850
Accumulated other comprehensive income, net	91,214	129,549
Treasury stock, at cost (23,372,974 shares at September 30, 2013 and December 31, 2012)	(362,550)	(362,550)
Total stockholders’ equity	556,529	539,381
Total liabilities and stockholders’ equity	$3,645,516	$3,511,339
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	(unaudited)		(unaudited)
Net premiums earned	$164,429	$131,766	$472,357	$360,621
Net investment income	17,799	17,506	52,849	54,188
Realized gains on investments, net	1,075	1,838	5,735	4,561
Other income	29	30	276	225
Total revenues	183,332	151,140	531,217	419,595
Expenses
Losses and loss adjustment expenses	105,767	96,823	326,677	265,150
Commission expense	19,946	16,681	58,466	47,118
Underwriting and other operating expenses	32,493	30,147	96,282	93,452
Interest expense	815	896	2,420	2,656
Total expenses	159,021	144,547	483,845	408,376
Net income before income taxes	24,311	6,593	47,372	11,219
Income tax benefit	(3,274)	(1,173)	(2,291)	(7,903)
Net income	$27,585	$7,766	$49,663	$19,122

Earnings per common share (Note 11):
Basic	$0.88	$0.25	$1.60	$0.60
Diluted	$0.86	$0.25	$1.56	$0.60
Cash dividends declared per common share	$0.06	$0.06	$0.18	$0.18

Comprehensive income
Unrealized gains (losses) during the period (net of tax expense (benefit) of $2,236 and $8,639 for the three months ended September 30, 2013 and 2012, respectively, and $(18,635) and $13,963 for the nine months ended September 30, 2013 and 2012, respectively)	$4,154	$16,045	$(34,607)	$25,933
Reclassification adjustment for realized gains in net income (net of taxes of $376 and $643 for the three months ended September 30, 2013 and 2012, respectively, and $2,007 and $1,596 for the nine months ended September 30, 2013 and 2012, respectively)	(699)	(1,195)	(3,728)	(2,966)
Other comprehensive income (loss), net of tax	3,455	14,850	(38,335)	22,967

Total comprehensive income	$31,040	$22,616	$11,328	$42,089

Realized gains on investments, net
Net realized gains on investments before credit related impairments on fixed maturity securities	$1,075	$1,838	$5,803	$5,090
Other than temporary impairment, credit losses recognized in earnings	—	—	(68)	(529)
Realized gains on investments, net	$1,075	$1,838	$5,735	$4,561
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Nine Months Ended
	September 30,
	2013	2012
Operating activities	(unaudited)
Net income	$49,663	$19,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,324	4,193
Stock-based compensation	5,815	3,942
Amortization of premium on investments, net	6,574	5,342
Deferred income tax expense	(5,482)	(10,031)
Realized gains on investments, net	(5,735)	(4,561)
Excess tax benefits from stock-based compensation	(386)	—
Other	1,007	860
Change in operating assets and liabilities:
Premiums receivable	(61,368)	(65,455)
Reinsurance recoverable for paid and unpaid losses	26,065	29,393
Federal income taxes	(925)	2,054
Unpaid losses and loss adjustment expenses	73,767	32,061
Unearned premiums	53,834	75,910
Accounts payable, accrued expenses and other liabilities	6,201	1,130
Deferred reinsurance gain—LPT Agreement	(20,441)	(11,501)
Contingent commission receivable—LPT Agreement	(2,247)	(2,450)
Other	(6,622)	10,584
Net cash provided by operating activities	124,044	90,593
Investing activities
Purchase of fixed maturities	(340,343)	(260,797)
Purchase of equity securities	(22,058)	(28,336)
Proceeds from sale of fixed maturities	32,706	45,799
Proceeds from sale of equity securities	22,266	13,534
Proceeds from maturities and redemptions of investments	148,418	181,640
Proceeds from sale of fixed assets	285	107
Capital expenditures	(5,552)	(5,177)
Restricted cash and cash equivalents (used in) provided by investing activities	(725)	837
Net cash used in investing activities	(165,003)	(52,393)
Financing activities
Acquisition of treasury stock	—	(41,385)
Cash transactions related to stock-based compensation	5,315	(209)
Dividends paid to stockholders	(5,580)	(5,664)
Excess tax benefits from stock-based compensation	386	—
Net cash provided by (used in) financing activities	121	(47,258)
Net decrease in cash and cash equivalents	(40,838)	(9,058)
Cash and cash equivalents at the beginning of the period	140,661	252,300
Cash and cash equivalents at the end of the period	$99,823	$243,242
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are the estimate of unpaid losses and loss adjustment expenses (LAE), evaluation of reinsurance recoverables, recognition of premium revenue, deferred income taxes, valuation of investments, and the valuation of goodwill and intangible assets.
Reclassifications
Certain prior period information has been reclassified to conform to the current period presentation.
2. Changes in Estimates
During the third quarter of 2013, the Company reduced its estimated reserves ceded under the Loss Portfolio Transfer Agreement (LPT Agreement) by $14.5 million. This change in estimate resulted in a $10.1 million cumulative adjustment to the deferred reinsurance gain–LPT Agreement (Deferred Gain), which was also recognized in losses and LAE in the consolidated statement of comprehensive income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement (LPT Reserve Adjustment). This change in estimate was the result of the determination in the third quarter of 2013 that an adjustment was necessary to reflect observed favorable paid loss trends. This change in estimate increased net income by $10.1 million, or $0.32 per basic and diluted share, for the three months ended September 30, 2013 and $0.33 and $0.32 per basic and diluted share, respectively, for the nine months ended September 30, 2013.
During the third quarter of 2013, the Company reallocated $24.3 million in reserves from non-taxable periods prior to January 1, 2000 to taxable years, which reduced our effective tax rate by 10.5 percentage points for the nine months ended September 30, 2013. This change in estimate was the result of the determination in the third quarter of 2013 that a reallocation of reserves among accident years was appropriate to address a continuation of observed loss trends. The income tax impact of this change in estimate increased net income by $5.0 million, or $0.16 per basic and diluted share for the three and nine months ended September 30, 2013.

3. New Accounting Standards
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
4. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets
Investments	$2,248,952	$2,248,952	$2,149,514	$2,149,514
Cash and cash equivalents	99,823	99,823	140,661	140,661
Restricted cash and cash equivalents	6,078	6,078	5,353	5,353
Financial liabilities
Notes payable	112,000	114,501	112,000	118,207
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
Fair value of available-for-sale fixed maturity and equity securities is based on quoted market prices, where available, and is obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs. The Company obtains a quoted price for each security from third party pricing services. The quoted prices are derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. The Company also performs a quarterly analysis on the prices received from third party pricing services to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If differences are noted in this review, the Company may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to prices obtained from third party pricing services as of September 30, 2013 or December 31, 2012 that were material to the consolidated financial statements.
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

These methods of valuation will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
Estimates of fair value for fixed maturity securities are based on estimates using objectively verifiable information and are included in the amount disclosed in Level 2 of the hierarchy. The Level 3 fair value estimates include the Company's assumptions about risk assessments and market participant assumptions based on the best information available, including quotes from market makers and other broker/dealers recognized as market participants, using standard or trade derived inputs, new issue data, monthly payment information, cash flow generation, prepayment speeds, spread adjustments, or rating updates.
The following table presents the items on the accompanying consolidated balance sheets that are stated at fair value and the fair value measurements.

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$159,293	$—	$—	$152,490	$—
U.S. Agencies	—	74,623	—	—	93,967	—
States and municipalities	—	761,801	—	—	758,516	—
Corporate securities	—	754,226	—	—	676,243	—
Residential mortgage-backed securities	—	258,851	—	—	252,852	—
Commercial mortgage-backed securities	—	51,269	—	—	56,120	—
Asset-backed securities	—	41,294	—	—	34,240	—
Total fixed maturity securities	—	2,101,357	—	—	2,024,428	—
Equity securities	$147,595	$—	$—	$125,086	$—	$—

5. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At September 30, 2013
Fixed maturity securities
U.S. Treasuries	$150,708	$8,598	$(13)	$159,293
U.S. Agencies	71,058	3,565	—	74,623
States and municipalities	721,713	43,616	(3,528)	761,801
Corporate securities	732,309	30,528	(8,611)	754,226
Residential mortgage-backed securities	252,022	9,574	(2,745)	258,851
Commercial mortgage-backed securities	53,044	361	(2,136)	51,269
Asset-backed securities	41,386	76	(168)	41,294
Total fixed maturity securities	2,022,240	96,318	(17,201)	2,101,357
Equity securities	86,384	61,617	(406)	147,595
Total investments	$2,108,624	$157,935	$(17,607)	$2,248,952

At December 31, 2012
Fixed maturity securities
U.S. Treasuries	$138,839	$13,651	$—	$152,490
U.S. Agencies	88,202	5,765	—	93,967
States and municipalities	689,776	68,740	—	758,516
Corporate securities	627,047	49,461	(265)	676,243
Residential mortgage-backed securities	236,461	16,488	(97)	252,852
Commercial mortgage-backed securities	54,755	1,410	(45)	56,120
Asset-backed securities	34,062	211	(33)	34,240
Total fixed maturity securities	1,869,142	155,726	(440)	2,024,428
Equity securities	81,067	45,399	(1,380)	125,086
Total investments	$1,950,209	$201,125	$(1,820)	$2,149,514
The amortized cost and estimated fair value of fixed maturity securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$141,285	$143,450
Due after one year through five years	786,373	822,971
Due after five years through ten years	571,472	598,132
Due after ten years	176,658	185,390
Mortgage and asset-backed securities	346,452	351,414
Total	$2,022,240	$2,101,357

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of September 30, 2013 and December 31, 2012.

	September 30, 2013			December 31, 2012
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in thousands)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$4,440	$(13)	2	$—	$—	—
States and municipalities	101,983	(3,528)	27	—	—	—
Corporate securities	257,784	(8,453)	94	36,338	(265)	12
Residential mortgage-backed securities	78,234	(2,739)	36	14,629	(28)	6
Commercial mortgage-backed securities	33,681	(2,136)	10	10,432	(45)	4
Asset-backed securities	30,490	(168)	14	16,714	(33)	5
Total fixed maturity securities	506,612	(17,037)	183	78,113	(371)	27
Equity securities	7,852	(329)	24	11,645	(1,207)	35
Total less than 12 months	$514,464	$(17,366)	207	$89,758	$(1,578)	62

12 months or greater:
Fixed maturity securities
Corporate securities	$2,426	$(158)	1	$—	$—	—
Residential mortgage-backed securities	498	(6)	16	2,341	(69)	17
Total fixed maturity securities	2,924	(164)	17	2,341	(69)	17
Equity securities	617	(77)	1	456	(173)	4
Total 12 months or greater	$3,541	$(241)	18	$2,797	$(242)	21

Total available-for-sale:
Fixed maturity securities
U.S. Treasuries	$4,440	$(13)	2	$—	$—	—
States and municipalities	101,983	(3,528)	27	—	—	—
Corporate securities	260,210	(8,611)	95	36,338	(265)	12
Residential mortgage-backed securities	78,732	(2,745)	52	16,970	(97)	23
Commercial mortgage-backed securities	33,681	(2,136)	10	10,432	(45)	4
Asset-backed securities	30,490	(168)	14	16,714	(33)	5
Total fixed maturity securities	509,536	(17,201)	200	80,454	(440)	44
Equity securities	8,469	(406)	25	12,101	(1,380)	39
Total available-for-sale	$518,005	$(17,607)	225	$92,555	$(1,820)	83
Based on reviews of the fixed maturity securities, the Company determined that unrealized losses for the nine months ended September 30, 2013 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or maturity.
Based on reviews of the equity securities, the Company recognized an impairment of $0.1 million in the fair value of one equity security for the nine months ended September 30, 2013 as a result of the severity and duration of the change in fair value of that security.

Realized gains on investments, net, and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Realized gains on investments, net
Fixed maturity securities
Gross gains	$215	$1,138	$216	$3,433
Gross losses	(7)	—	(7)	(5)
Realized gains on fixed maturity securities, net	$208	$1,138	$209	$3,428
Equity securities
Gross gains	$868	$731	$5,845	$1,891
Gross losses	(1)	(31)	(319)	(758)
Realized gains on equity securities, net	$867	$700	$5,526	$1,133
Total	$1,075	$1,838	$5,735	$4,561

Change in unrealized gains (losses)
Fixed maturity securities	$(1,086)	$17,600	$(76,168)	$21,158
Equity securities	6,401	5,246	17,191	14,177
Total	$5,315	$22,846	$(58,977)	$35,335
Net investment income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Fixed maturity securities	$17,465	$17,161	$51,991	$53,261
Equity securities	950	856	2,733	2,280
Cash equivalents and restricted cash	19	134	82	546
	18,434	18,151	54,806	56,087
Investment expenses	(635)	(645)	(1,957)	(1,899)
Net investment income	$17,799	$17,506	$52,849	$54,188
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with certain states in which it does business. As of September 30, 2013 and December 31, 2012, securities having a fair value of $603.4 million and $530.6 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the types of securities that are eligible for deposit. The deposits are limited to fixed maturity securities in all states. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers at September 30, 2013 and December 31, 2012 was $32.1 million and $35.0 million, respectively. Pursuant to the Amended Credit Facility, a portion of the Company's debt was secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $100.6 million and $110.4 million at September 30, 2013 and December 31, 2012, respectively.

6. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rates for the periods presented.

	Nine Months Ended
	September 30,
	2013	2012
Expense computed at statutory rate	35.0%	35.0%
Dividends received deduction and tax-exempt interest	(15.0)	(65.3)
LPT deferred gain amortization	(9.3)	(44.7)
LPT Reserve Adjustment	(6.0)	—
Pre-privatization reserve adjustment, excluding LPT	(10.5)	—
Other	1.0	4.6
Effective tax rate	(4.8)%	(70.4)%
7. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Nine Months Ended
	September 30,
	2013	2012
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,231,540	$2,272,363
Less reinsurance recoverables for unpaid losses and LAE	805,386	940,840
Net unpaid losses and LAE at beginning of period	1,426,154	1,331,523
Losses and LAE, net of reinsurance, related to:
Current period	347,568	277,821
Prior periods	1,797	1,281
Total net losses and LAE incurred during the period	349,365	279,102
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	46,347	40,991
Prior periods	203,707	178,087
Total net payments for losses and LAE during the period	250,054	219,078
Ending unpaid losses and LAE, net of reinsurance	1,525,465	1,391,547
Reinsurance recoverable for unpaid losses and LAE	779,842	912,877
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,305,307	$2,304,424
Total net losses and LAE included in the above table excludes the impact of the amortization of the deferred reinsurance gain—LPT Agreement (Note 8).
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
The Company amortized $22.7 million and $14.0 million of the Deferred Gain for the nine months ended September 30, 2013 and 2012, respectively. Additionally, the Deferred Gain was reduced by $10.1 million in September 2013 due to the favorable LPT Reserve Adjustment (Note 2). The remaining Deferred Gain was $260.6 million and $281.0 million as of September 30, 2013 and December 31, 2012, respectively. The estimated remaining liabilities subject to the LPT Agreement were $633.0 million and $672.3 million as of September 30, 2013 and December 31, 2012, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $630.0 million and $605.1 million through September 30, 2013 and December 31, 2012, respectively.
9. Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income, net, is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	September 30, 2013	December 31, 2012
	(in thousands)
Net unrealized gain on investments, before taxes	$140,328	$199,305
Deferred tax expense on net unrealized gains	(49,114)	(69,756)
Total accumulated other comprehensive income, net	$91,214	$129,549
10. Stock-Based Compensation
The Company awarded stock options, restricted stock units (RSUs) and performance share units (PSUs) to certain officers and Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Weighted Average Exercise Price	Aggregate Fair Value on Date of Grant
				(in millions)
March 2013
Stock options(1)	162,800	$7.04	$22.24	$1.1
RSUs(1)	73,894	22.24	—	1.6
PSUs(2)	147,440	22.24	—	3.3

May 2013
RSUs(1)	14,550	24.74	—	0.4

September 2013
RSUs(1)	2,704	29.58	—	0.1

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

The RSUs awarded in May and September 2013 were granted to non-employee Directors of the Company and vest on May, 23, 2014.

(2)
The PSUs have a performance period of three years and are subject to certain performance goals, based on the Company's statutory combined ratio, with payouts that range from 0% to 200% of the target awards. The values shown in the table represent the target number of PSUs awarded.

A total of 344,105 and 101,261 stock options were exercised during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except share data)
Net income available to stockholders—basic and diluted	$27,585	$7,766	$49,663	$19,122
Weighted average number of shares outstanding—basic	31,214,230	30,891,648	31,070,571	31,689,844
Effect of dilutive securities:
PSUs	284,217	23,842	211,347	6,329
Stock options	457,909	109,152	382,871	93,975
RSUs	77,320	52,736	136,581	128,472
Dilutive potential shares	819,446	185,730	730,799	228,776
Weighted average number of shares outstanding—diluted	32,033,676	31,077,378	31,801,370	31,918,620
Diluted earnings per share excludes outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options and RSUs that were excluded from diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Options excluded as the exercise price was greater than the average market price	—	934,597	—	934,597
Options and RSUs excluded under the treasury method as the potential proceeds on settlement or exercise price was greater than the value of shares acquired	165,504	242,300	165,504	556,212

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
Our goal is to maintain our focus on disciplined underwriting and to continue to pursue profitable growth opportunities across market cycles; however, we continue to be affected by persistently low investment yields and continuing high levels of unemployment nationally. We believe overall economic conditions will remain uncertain in the near-term.
We market and sell our workers' compensation insurance products through independent local, regional, and national agents and brokers; through our strategic partnerships and alliances, including our principal partners ADP, Inc. and Anthem Blue Cross of California; and through relationships with national, regional, and local trade groups and associations.
Results of Operations
Overall, net income was $27.6 million and $49.7 million for the three and nine months ended September 30, 2013, respectively, compared to $7.8 million and $19.1 million for the corresponding periods of 2012. We recognized underwriting income (losses) of $6.2 million and $(9.1) million for the three and nine months ended September 30, 2013, respectively, compared to underwriting losses of $11.9 million and $45.1 million for the same periods of 2012. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned. Key factors that affected our financial performance during the three and nine months ended September 30, 2013, compared to the same periods of 2012, include:

•	Gross premiums written increased 14.6% and 20.5%;

•	Net premiums earned increased 24.8% and 31.0%;

•	Losses and LAE increased 9.2% and 23.2%;

•	Underwriting and other operating expenses increased 7.8% and 3.0%; and

•	Income tax benefit increased $2.1million and decreased $5.6 million.
Our results of operations were also impacted by: (1) favorable development in the estimated reserves ceded under the LPT Agreement. This adjustment to the estimated reserves ceded resulted in a $10.1 million cumulative adjustment to the Deferred Gain, which reduced our losses and LAE by the same amount during the third quarter of 2013 (LPT Reserve Adjustment); and (2) a reallocation of reserves from non-taxable periods prior to January 1, 2000, which reduced our effective tax rate by 10.5 percentage points for the nine months ended September 30, 2013.
A primary measure of our performance is our ability to increase stockholders’ equity, including the impact of the Deferred reinsurance gain–LPT Agreement (Deferred Gain), over the long-term; however, during periods of rising interest rates, the fair value of the fixed income component of our investment portfolio may be negatively impacted, thereby reducing stockholders' equity. For the nine months ended September 30, 2013, the unrealized gain in our portfolio, net of deferred tax expense, declined by $38.3 million, principally as a result of the upward movement in interest rates year to date. The following table shows our stockholders' equity including the Deferred Gain, stockholders' equity on a GAAP basis, and number of common shares outstanding.

	September 30, 2013	December 31, 2012
	(in thousands, except share data)
Stockholders' equity including the Deferred Gain(1)	$817,131	$820,424
GAAP stockholders' equity	$556,529	$539,381
Common shares outstanding	31,206,549	30,771,479

(1)
Stockholders' equity, including the Deferred Gain, is a non-GAAP measure that is defined as total stockholders' equity plus the Deferred Gain, which we believe is an important supplemental measure of our capital position.

The comparative components of net income are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Gross premiums written	$168,569	$147,032	$533,600	$442,920
Net premiums written	165,885	144,353	524,907	435,081

Net premiums earned	$164,429	$131,766	$472,357	$360,621
Net investment income	17,799	17,506	52,849	54,188
Realized gains on investments, net	1,075	1,838	5,735	4,561
Other income	29	30	276	225
Total revenues	183,332	151,140	531,217	419,595

Losses and LAE	105,767	96,823	326,677	265,150
Commission expense	19,946	16,681	58,466	47,118
Underwriting and other operating expenses	32,493	30,147	96,282	93,452
Interest expense	815	896	2,420	2,656
Income tax benefit	(3,274)	(1,173)	(2,291)	(7,903)
Total expenses	155,747	143,374	481,554	400,473
Net income	$27,585	$7,766	$49,663	$19,122
Less amortization of the Deferred Gain related to losses	$3,195	$3,646	$9,775	$11,630
Less amortization of the Deferred Gain related to contingent commission	396	293	1,184	818
Less impact of the LPT Reserve Adjustment(1)	10,112	—	10,112	—
Less impact of LPT Contingent Commission Adjustments(2)	318	1,139	1,617	1,503
Net income before impact of the LPT Agreement(3)	$13,564	$2,688	$26,975	$5,171

(1)
Any adjustment to the estimated reserves ceded under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also included in losses and LAE incurred in the consolidated statement of comprehensive income, such that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement (LPT Reserve Adjustment).

(2)
Any adjustment to the contingent profit commission under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the consolidated statement of comprehensive income, such that the Deferred Gain reflects the balance that would have existed had the revised contingent profit commission been recognized at the inception of the LPT Agreement (LPT Contingent Commission Adjustments).

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
Net Premiums Earned
Net premiums earned increased 24.8% and 31.0% for the three and nine months ended September 30, 2013, compared to the corresponding periods in 2012. These increases were primarily due to increasing policy count, increasing average policy size, and higher net rate.
The following table shows the percentage change in our in-force premium, policy count, average policy size, payroll exposure upon which our premiums are based, and net rate.

	As of September 30, 2013
	Year-to-Date Increase	Year-Over-Year Increase
In-force premiums	13.2%	19.1%
In-force policy count	5.3	10.2
Average in-force policy size	7.5	8.1
In-force payroll exposure	5.5	9.0
Net rate(1)	7.3	9.3

(1)
Net rate, defined as total premium in-force divided by total insured payroll exposure, is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Our in-force premiums and number of policies in-force by select states were as follows:

	September 30, 2013		December 31, 2012		September 30, 2012		December 31, 2011
State	Premiums In-force	Policies In-force	Premiums In-force	Policies In-force	Premiums In-force	Policies In-force	Premiums In-force	Policies In-force
	(dollars in thousands)
California	$360,545	48,086	$317,890	46,829	$299,272	44,766	$221,910	36,867
Illinois	31,270	3,252	30,555	3,302	29,291	3,235	24,744	2,433
Georgia	25,327	3,713	22,985	3,150	21,971	2,915	16,393	2,050
Florida	19,337	3,209	17,676	2,918	17,332	2,805	15,226	2,399
Nevada	15,942	3,739	15,522	3,876	15,281	3,890	14,639	3,718
Other	155,997	22,046	132,714	19,739	127,683	18,653	101,009	13,226
Total	$608,418	84,045	$537,342	79,814	$510,830	76,264	$393,921	60,693
Our strategic partnerships and alliances generated $139.3 million and $114.5 million, or 22.9% and 22.4%, of our in-force premiums as of September 30, 2013 and 2012, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to expand our existing relationships and actively seek new partnerships and alliances.

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
Net investment income increased 1.7% and decreased 2.5% for the three and nine months ended September 30, 2013, compared to the same periods of 2012. The increase for the third quarter of 2013 was primarily related to an increase in invested assets, partially offset by a decrease in the average pre-tax book yield on invested assets to 3.4%, compared to 3.6% for the third quarter of 2012. The decrease for the nine months ended September 30, 2013 was primarily related to a decrease in the average pre-tax book yield on invested assets to 3.5%, compared to 3.7% for the same period of 2012. The tax-equivalent yield on invested assets decreased to 4.2% at September 30, 2013, compared to 4.7% at September 30, 2012.
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
Net realized gains on investments were $1.1 million and $5.7 million for the three and nine months ended September 30, 2013, respectively, compared to $1.8 million and $4.6 million for the corresponding periods of 2012.
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
The following table provides the calculation of our calendar year combined ratios.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Loss and LAE ratio	64.3%	73.5%	69.2%	73.5%
Underwriting and other operating expenses ratio	19.8	22.9	20.3	25.9
Commission expense ratio	12.1	12.6	12.4	13.1
Combined ratio	96.2%	109.0%	101.9%	112.5%
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) was relatively unchanged for the three and nine months ended September 30, 2013, compared to the same periods of 2012, and our loss experience indicates a downward trend in medical and indemnity costs per claim that are reflected in our current accident year loss estimate. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years.
Overall, losses and LAE increased 9.2% and 23.2% for the three and nine months ended September 30, 2013, compared to the same periods of 2012. This increase was primarily due to higher net earned premiums in 2013. Prior accident year loss development in both periods was primarily related to our assigned risk business. Our current accident year loss estimates were 72.8% and 73.6% for the three and nine months ended September 30, 2013, compared to 77.2% and 77.0% for the three and nine months ended September 30, 2012. The decreases in our current accident year loss estimates are primarily the result of net rate increases more than offsetting increases in loss costs.
Excluding the impact from the LPT Agreement, losses and LAE would have been $119.8 million and $101.9 million, or 72.9% and 77.3% of net premiums earned, for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, losses and LAE would have been $349.4 million and $279.1 million, or 74.0% and 77.4% of net premiums earned, respectively.
The table below reflects the losses and LAE reserve adjustments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Prior accident year (unfavorable) loss development, net	$(146)	$(227)	$(1,797)	$(1,281)
Amortization of the Deferred Gain related to losses	3,195	3,646	9,775	11,630
Amortization of the Deferred Gain related to contingent commission	396	293	1,184	818
Impact of the LPT Reserve Adjustment	10,112	—	10,112	—
Impact of LPT Contingent Commission Adjustments	318	1,139	1,617	1,503
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

Our underwriting and other operating expenses ratio decreased 3.1 and 5.6 percentage points, while our underwriting and other operating expenses increased 7.8% and 3.0% for the three and nine months ended September 30, 2013, respectively, compared to the same periods of 2012. The lower underwriting and other operating expenses ratios are primarily due to net premiums earned increasing at a faster rate than our expenses during these periods. During the three months ended September 30, 2013, our premium taxes and assessments expenses increased $2.6 million, and compensation related expenses increased $1.0 million, compared to the same period of 2012. During the nine months ended September 30, 2013, our premium taxes and assessments expenses increased $5.0 million, compensation related expenses increased $3.7 million and information technology expenses increased $1.6 million, compared to the same period of 2012.
Additionally, the implementation of new accounting guidance for deferred policy acquisition costs (DAC) increased our underwriting and other operating expenses by $1.3 million and $6.5 million for the three and nine months ended September 30, 2012. Excluding the impact of the new DAC guidance in 2012, underwriting and other operating expenses would have increased 12.6% and 10.7% for the three and nine months ended September 30, 2013, compared to the same periods of 2012.
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
Our commission expense ratio decreased 0.5 and 0.7 percentage points, while our commission expense increased 19.6% and 24.1% for the three and nine months ended September 30, 2013, respectively, compared to the same periods of 2012. These increases were primarily due to higher net premiums earned in 2013.
Income Tax Benefit
Income tax benefit was $3.3 million and $2.3 million for the three and nine months ended September 30, 2013, respectively, compared to $1.2 million and $7.9 million for the corresponding periods of 2012. The effective tax rates were (13.5)% and (4.8)% for the three and nine months ended September 30, 2013, respectively, compared to (17.8)% and (70.4)% for the same periods of 2012. The increased tax benefit for the three months ended September 30, 2013, compared to the same period of 2012, was primarily due to the reallocation of $24.3 million in reserves from non-taxable periods prior to January 1, 2000 during the third quarter of 2013, which reduced our effective tax rate by 10.5 percentage points for the nine months ended September 30, 2013. The decreased tax benefit for the nine months ended September 30, 2013, compared to the same period of 2012, was primarily due to decreases in tax exempt income as a percentage of pre-tax net income and increases in projected annual net income before taxes.
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
In September 2013, EHI made a cash capital contribution totaling $40 million to its operating subsidiaries to support future growth and maintain the subsidiaries' financial strength ratings.
The holding company had $58.8 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at September 30, 2013. Ten million dollars of our line of credit is payable on each of December 31, 2013 and 2014. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, maturing investments, and dividends from our insurance subsidiaries.
Outstanding Debt. In December 2010, we entered into a Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility) under which we were provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $100.6 million and $110.4 million at September 30, 2013 and December 31, 2012, respectively. The Amended Credit Facility contains customary non-financial covenants and requires us to maintain $5.0 million of cash and cash equivalents at all times at the holding company. We are currently in compliance with all applicable covenants.

Our capital structure is comprised of outstanding debt and stockholders’ equity. As of September 30, 2013, our capital structure consisted of $80.0 million principal balance on our Amended Credit Facility, $32.0 million in surplus notes maturing in 2034, and $817.1 million of stockholders’ equity, including the Deferred Gain. Outstanding debt was 12.1% of total capitalization, including the Deferred Gain, as of September 30, 2013.
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
Our insurance subsidiaries had $371.6 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at September 30, 2013. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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
Various state regulations require us to keep securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $603.4 million and $530.6 million were on deposit at September 30, 2013 and December 31, 2012, respectively. These laws and regulations govern both the amount and types of fixed maturity securities that are eligible for deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers was $32.1 million and $35.0 million at September 30, 2013 and December 31, 2012, respectively.
Cash Flows
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the nine months ended:

	September 30,
	2013	2012
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$124,044	$90,593
Investing activities	(165,003)	(52,393)
Financing activities	121	(47,258)
Decrease in cash and cash equivalents	$(40,838)	$(9,058)
Operating Activities. Major components of net cash provided by operating activities for the nine months ended September 30, 2013 included net premiums received of $464.8 million, investment income received of $59.7 million, and amounts recovered from reinsurers of $27.0 million. These were partially offset by claims payments of $274.3 million, underwriting and other operating expenses paid of $97.8 million (including premium taxes paid of $17.8 million), and commissions paid of $55.4 million.
Major components of net cash provided by operating activities for the nine months ended September 30, 2012 included net premiums received of $371.1 million, investment income received of $60.5 million, and amounts recovered from reinsurers of $29.2 million. These were partially offset by claims payments of $244.4 million, underwriting and other operating expenses paid of $87.5 million (including premium taxes paid of $12.7 million), and commissions paid of $38.2 million.
Investing Activities. The major components of net cash used in investing activities for the nine months ended September 30, 2013 and 2012 were the purchases of fixed maturity and equity securities, partially offset by proceeds from maturities and redemptions of investments.
Financing Activities. The majority of cash provided by financing activities for the nine months ended September 30, 2013 was due to cash received related to the exercise of stock options, partially offset by dividends paid to stockholders.
The majority of cash used in financing activities for the nine months ended September 30, 2012 was to repurchase $41.4 million of our common stock and to pay dividends to stockholders.

Investments
The cost or amortized cost of our investment portfolio was $2.1 billion and the fair value was $2.2 billion as of September 30, 2013.
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
As of September 30, 2013, our investment portfolio, which is classified as available-for-sale, consisted of 93.4% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.2 at September 30, 2013. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "AA-." Our fixed maturity securities portfolio had a weighted average quality of "AA" as of September 30, 2013, with 60.9% of the portfolio rated "AA" or better, based on market value.
We carry our portfolio of equity securities on our balance sheet at fair value. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. Equity securities represented 6.6% of our investment portfolio at September 30, 2013.
Given current economic uncertainty and continuing market volatility, we believe that our current asset allocation best meets our strategy to preserve capital for policyholders, to provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average book yield, and the average tax equivalent yield based on the fair value of each category of invested assets as of September 30, 2013.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield
	(in thousands, except percentages)
U.S. Treasuries	$159,293	7.1%	2.2%	2.2%
U.S. Agencies	74,623	3.3	2.6	2.6
States and municipalities	761,801	33.9	3.8	5.6
Corporate securities	754,226	33.5	3.4	3.4
Residential mortgage-backed securities	258,851	11.5	3.8	3.8
Commercial mortgage-backed securities	51,269	2.3	2.7	2.7
Asset-backed securities	41,294	1.8	1.0	1.0
Equity securities	147,595	6.6	4.3	5.7
Total	$2,248,952	100.0%
Weighted average yield			3.5%	4.2%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of September 30, 2013 by credit rating category, using the lower of ratings assigned by Moody's Investor Services and/or Standard & Poor's.

Rating	Percentage of Total Estimated Fair Value
“AAA”	10.6%
“AA”	50.3
“A”	27.1
“BBB”	11.8
Below investment grade	0.2
Total	100.0%
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
Based on our reviews of fixed maturity and equity securities, we believe that we appropriately identified the declines in the fair values of our unrealized losses for the nine months ended September 30, 2013. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or maturity.
Based on reviews of the equity securities, the Company recognized an impairment of $0.1 million in the fair value of one equity security for the nine months ended September 30, 2013 as a result of the severity and duration of the change in fair value of that security.
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of our investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At September 30, 2013	(in thousands)
Fixed maturity securities
U.S. Treasuries	$150,708	$8,598	$(13)	$159,293
U.S. Agencies	71,058	3,565	—	74,623
States and municipalities	721,713	43,616	(3,528)	761,801
Corporate securities	732,309	30,528	(8,611)	754,226
Residential mortgaged-backed securities	252,022	9,574	(2,745)	258,851
Commercial mortgaged-backed securities	53,044	361	(2,136)	51,269
Asset-backed securities	41,386	76	(168)	41,294
Total fixed maturity securities	2,022,240	96,318	(17,201)	2,101,357
Equity securities	86,384	61,617	(406)	147,595
Total investments	$2,108,624	$157,935	$(17,607)	$2,248,952
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of September 30, 2013:

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$18,593	$6,480	$8,809	$3,304	$—
Notes payable(1)	143,832	12,478	73,973	2,850	54,531
Capital leases	2,928	1,387	1,117	424	—
Losses and LAE reserves (2)(3)	2,305,307	318,413	372,911	227,334	1,386,649
Total contractual obligations	$2,470,660	$338,758	$456,810	$233,912	$1,441,180

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of September 30, 2013. The interest rates range from 1.4% to 4.5%.

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

(3)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which are as follows for each of the periods presented above:

	Recoveries By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Reinsurance recoverables for unpaid losses	$(779,842)	$(40,349)	$(77,515)	$(72,884)	$(589,094)
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
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of September 30, 2013, our fixed maturity securities portfolio had a duration of 4.2. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2012 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.
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
None.
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

EMPLOYERS HOLDINGS, INC.

Date:	November 7, 2013	/s/ Douglas D. Dirks
Douglas D. Dirks
President and Chief Executive Officer
Employers Holdings, Inc.

Date:	November 7, 2013	/s/ William E. Yocke
William E. Yocke
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)