Form 10-K
period 2013-12-31
Employers Holdings, Inc.
filed 2014-02-20
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 was $757,913,105.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	February 13, 2014
Common Stock, $0.01 par value per share	31,309,830 shares outstanding
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the 2014 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. Undue reliance should not be placed on these statements, which speak only as of the date of this report. Forward-looking statements include those related to our expected financial position, business, financing plans, litigation, future premiums, revenues, earnings, pricing, investments, business relationships, expected losses, loss experience, loss reserves, acquisitions, competition, the impact of changes in interest rates, rate increases with respect to our business, and the insurance industry in general. Statements including words such as “expect,” “intend,” “plan,” “believe,” “estimate,” “may,” “anticipate,” “will” or similar statements of a future or forward-looking nature identify forward-looking statements.
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

PART I
Item 1. Business
General
Employers Holdings, Inc. (EHI) is a holding company incorporated in Nevada in 2005. Unless otherwise indicated, all references to “we,” “us,” “our,” the “Company” or similar terms refer to EHI together with its subsidiaries. We had 723 full-time employees at December 31, 2013 and our principal executive offices are located at 10375 Professional Circle in Reno, Nevada.
Our insurance subsidiaries have each been assigned an A.M. Best Company (A.M. Best) rating of “A-” (Excellent), with a “negative” financial outlook.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, and Proxy Statements for our Annual Meetings of Stockholders are available free of charge on our website at www.employers.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). Our website also provides access to reports filed by our Directors, executive officers and certain significant stockholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, and charters for the standing committees of our Board of Directors are available on our website. Copies of these documents may also be obtained free of charge by written request to Investor Relations, 10375 Professional Circle, Reno, Nevada 89521-4802. The SEC also maintains a website at www.sec.gov that contains the information that we file electronically with the SEC.
Description of Business
We are a specialty provider of workers' compensation insurance focused on select small businesses in low to medium hazard industries. We employ a disciplined, conservative underwriting approach designed to individually select specific types of businesses, predominantly those in the lowest four of the seven workers' compensation insurance industry defined hazard groups, that we believe will have fewer and less costly claims relative to other businesses in the same hazard groups. Workers' compensation is provided for under a statutory system wherein most employers are required to provide coverage for their employees' medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We operate as a single reportable segment and conduct operations in 31 states and the District of Columbia, with a concentration in California, where over one-half of our business is generated. We had total assets of $3.6 billion and $3.5 billion at December 31, 2013 and 2012, respectively. The following table highlights key results of our operations for the last three years.

For the Years Ended	Net Premiums Written	Total Revenue	Net Income	Statutory Combined Ratio(1)
	(in thousands, except ratios)
December 31, 2013	$678,466	$723,581	$63,824	101.2%
December 31, 2012	569,676	579,182	106,891	85.8
December 31, 2011	410,038	464,154	48,623	112.1

(1)
Our combined ratio on a statutory basis is a measure of underwriting profitability. Elsewhere in this report, unless otherwise stated, the term “combined ratio” refers to a calculation based on U.S. generally accepted accounting principles (GAAP).

The statutory combined ratio for the years ended December 31, 2013 and 2012 include the impact of $27.5 million and $100.0 million favorable adjustments to the ceded reserves under the Loss Portfolio Transfer Agreement for the years ended December 31, 2013 and 2012, respectively. See Note 2 in the Notes to our Consolidated Financial Statements.
Our statutory combined ratio for the five years ended December 31, 2012 was 100.0%, compared to the industry composite statutory combined ratio of 116.8% for the same five-year period (calculated by A.M. Best for individual companies that have more than 50% of their business in workers' compensation).
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

	Statutory Loss and LAE Ratio
Year	EHI(1)	A.M. Best
2008	51.4%	78.6%
2009	57.5	86.1
2010	66.2	87.4
2011	77.6	89.6
2012	57.4	82.7
2013	73.8	N/A(2)

(1)
Our statutory loss and LAE ratio includes changes to reserves for losses and LAE established for prior periods and the impact of $27.5 million and $100.0 million favorable adjustments to the ceded reserves under the Loss Portfolio Transfer Agreement for the years ended December 31, 2013 and 2012, respectively.

(2)	As of the date of this report, statutory industry composite loss and LAE ratio data was not available for 2013.
We execute our underwriting processes through automated systems and experienced underwriters with specific knowledge of local markets. We have developed automated underwriting templates for specific classes of business that produce faster quotes when certain underwriting criteria are met. Our underwriting guidelines consider many factors, such as type of business, nature of operations, and risk exposures, and are designed to minimize or prevent underwriting of certain classes of business.
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
Information Technology
Core Operating Systems
We have an efficient, cost-effective and scalable infrastructure that complements our geographic reach and business model and have developed a highly automated underwriting system. This technology applies our underwriting standards and guidelines and allows for the electronic submission, review, and quoting of insurance applications. This policy administration system reduces transaction costs and provides for more efficient and timely processing of applications for small policies that meet our underwriting standards. We believe this approach saves our independent agents and brokers considerable time in processing customer applications and maintains our competitiveness in our target markets. We will continue to invest in technology and systems across our business to maximize efficiency, facilitate customer self-service, and create increased capacity that will allow us to lower our expense ratios while growing premiums.
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
The following table sets forth our in-force premiums by hazard group and as a percentage of our total in-force premiums as of December 31:

Hazard Group	2013	Percentage of 2013 Total	2012	Percentage of 2012 Total	2011	Percentage of 2011 Total
	(in thousands, except percentages)
A	$146,263	23.7%	$120,863	22.5%	$70,398	17.9%
B	130,009	21.1	136,849	25.5	95,783	24.3
C	239,497	38.8	182,416	33.9	145,282	36.9
D	80,910	13.1	77,148	14.4	58,534	14.9
E	18,557	3.0	15,850	2.9	19,094	4.8
F	2,122	0.3	4,128	0.8	4,682	1.2
G	66	<0.1	88	<0.1	148	<0.1
Total	$617,424	100.0%	$537,342	100.0%	$393,921	100.0%

In-force premiums for our top ten types of insureds and as a percentage of our total in-force premiums as of December 31, 2013 were as follows:

Employer Classifications	In-force Premiums	Percentage of Total
	(in thousands, except percentages)
Restaurants	$147,888	24.0%
Dentists, Optometrists, and Physicians	41,986	6.8
Automobile Service or Repair Shops	40,578	6.6
Hotels, Motels, and Clubs	37,479	6.1
Wholesale Stores	27,686	4.5
Gasoline Stations	23,933	3.9
Real Estate Management	20,370	3.3
Apparel Manufacturing	16,080	2.6
Schools – Colleges and Religious Organizations	15,848	2.6
Groceries and Provisions	14,781	2.4
Total	$386,629	62.8%
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
As of December 31, 2013, our policyholders had average annual in-force premiums of $7,345. We are not dependent on any single policyholder and the loss of any single policyholder would not have a material adverse effect on our business.
Our in-force premiums and number of policies in-force by select states were as follows as of December 31:

	2013		2012		2011
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in thousands)
California	$367,813	48,032	$317,890	46,829	$221,910	36,867
Illinois	30,795	3,184	30,555	3,302	24,744	2,433
Georgia	25,565	3,762	22,985	3,150	16,393	2,050
Florida	19,897	3,270	17,676	2,918	15,226	2,399
North Carolina	15,615	2,112	12,421	1,629	7,315	1,026
Other	157,739	23,696	135,815	21,986	108,333	15,918
Total	$617,424	84,056	$537,342	79,814	$393,921	60,693
The following trends affected our workers' compensation business from 2011 through 2013:

•	In-force premiums increased 56.7%, primarily due to an increasing number of policies in-force and higher premium rates; and

•	Total policies in-force increased 38.5%, reflecting our efforts to continue to grow our business profitably across market cycles.
We cannot be certain how these trends will ultimately impact our consolidated financial position and results of operations.
Our premiums are generally a function of the applicable premium rate, the amount of the insured's payroll, and if applicable, a factor reflecting the insured's historical loss experience (experience modification factor). Premium rates vary by state according to the nature of the employees' duties and the business of the employer. The premium is computed by applying the applicable premium rate to each class of the insured's payroll after it has been appropriately classified. Total policy premium is determined after applying an experience modification factor and a further adjustment, known as a schedule rating adjustment, and other adjustments, which may be made in certain circumstances, to increase or decrease the policy premium. Schedule rating adjustments are made based on individual risk characteristics of the insured and subject to maximum amounts as established in our premium rate filings.
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
Our net rate (total in-force premiums divided by total insured payroll exposure) increased 12.9%, 13.7%, and 12.0% in California during the years ended December 31, 2013, 2012, and 2011, respectively. Net rate is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures. Pricing in California reflects schedule rating, changes to filed rates, and experience modifiers. In 2014, we will leverage territorial multipliers and multiple insurance subsidiaries, each with different rate filings, to provide additional pricing options in California.
Losses and LAE Reserves and Loss Development
We are directly liable for losses and LAE under the terms of the insurance policies our insurance subsidiaries write. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. Loss reserves are reflected on our consolidated balance sheets under the line item caption “Unpaid losses and loss adjustment expenses.” Estimating reserves is a complex process that involves a considerable degree of judgment by management and is inherently uncertain. Loss reserve estimates represent a significant risk to our business, which we attempt to mitigate by frequently and routinely reviewing loss cost trends.
For a detailed description of our reserves, the judgments, key assumptions and actuarial methodologies that we use to estimate our reserves, and the role of our consulting actuary, see “Item 7 –Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations –Critical Accounting Policies –Reserves for Losses and LAE” and Note 10 in the Notes to our Consolidated Financial Statements.
The following tables show changes in the historical loss reserves, on a gross basis and net of reinsurance, at December 31 for each of the 10 years prior to 2013 for EICN and ECIC, and for each of the years ended December 31, 2008 through December 31, 2012 for EPIC and EAC. This information is presented on a GAAP basis and the paid and reserve data is presented on a calendar year basis.
The top line of each table shows the net and gross reserves for unpaid losses and LAE recorded at each year-end. Such amount represents an estimate of unpaid losses and LAE occurring in that year as well as future payments on claims occurring in prior years. The upper portion of these tables (net and gross cumulative amounts paid, respectively) presents the cumulative amounts paid during subsequent years on those losses for which reserves were carried as of each specific year. The lower portions (net and gross reserves re-estimated, respectively) show the re-estimated amounts of the previously recorded reserves based on experience as of the end of each succeeding year. The re-estimated amounts change as more information becomes known about the actual losses for which the initial reserve was carried. An adjustment to the carrying value of unpaid losses for a prior year will also be reflected in the adjustments for each subsequent year. The gross cumulative redundancy (deficiency) line represents the cumulative change in estimates since the initial reserve was established. It is equal to the difference between the initial reserve and the latest re-estimated reserve amount. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
	(in thousands)
Net reserves for losses and LAE
Originally estimated	$962,457	$1,089,814	$1,208,481	$1,209,652	$1,217,069	$1,430,128	$1,373,153	$1,323,686	$1,331,523	$1,426,154	$1,587,436
Net cumulative amounts paid as of:
One year later	91,130	96,661	106,859	109,129	127,912	214,499	206,653	218,569	225,541	261,729
Two years later	150,391	161,252	175,531	186,014	219,496	342,174	361,048	371,065	390,536
Three years later	193,766	207,868	229,911	249,059	295,646	449,914	472,831	485,580
Four years later	226,127	247,217	279,405	302,863	354,867	532,107	557,760
Five years later	255,851	285,388	321,060	345,801	405,556	598,534
Six years later	288,039	317,489	354,765	384,509	448,122
Seven years later	315,180	344,968	384,899	417,572
Eight years later	338,611	369,270	412,240
Nine years later	359,537	392,492
Ten years later	379,874
Net reserves re-estimated as of:
One year later	924,878	1,011,759	1,101,352	1,149,641	1,151,246	1,378,769	1,359,023	1,324,813	1,333,323	1,433,210
Two years later	886,711	975,765	1,049,628	1,085,358	1,100,706	1,352,021	1,340,366	1,313,064	1,334,008
Three years later	884,426	954,660	1,004,589	1,035,028	1,079,913	1,319,989	1,324,835	1,312,313
Four years later	877,151	927,382	970,671	1,010,407	1,046,648	1,303,044	1,305,228
Five years later	858,617	900,588	949,446	973,921	1,038,650	1,277,675
Six years later	839,430	883,388	917,843	962,798	1,004,408
Seven years later	826,608	855,070	907,593	921,902
Eight years later	804,958	849,217	869,828
Nine years later	800,187	810,817
Ten years later	767,002
Net cumulative redundancy (deficiency):	195,455	278,997	338,653	287,750	212,661	152,453	67,925	11,373	(2,485)	(7,056)	—
Gross reserves - December 31	2,193,439	2,284,542	2,349,981	2,307,755	2,269,710	2,506,478	2,425,658	2,279,729	2,272,363	2,231,540	2,330,491
Reinsurance recoverable, gross	1,230,982	1,194,728	1,141,500	1,098,103	1,052,641	1,076,350	1,052,505	956,043	940,840	805,386	743,055
Net reserves - December 31	962,457	1,089,814	1,208,481	1,209,652	1,217,069	1,430,128	1,373,153	1,323,686	1,331,523	1,426,154	1,587,436
Gross re-estimated reserves	1,823,932	1,824,090	1,846,283	1,857,243	1,906,181	2,194,756	2,185,507	2,136,227	2,123,372	2,196,051	2,330,491
Re-estimated reinsurance recoverables	1,056,930	1,013,273	976,455	935,341	901,773	917,081	880,279	823,914	789,364	762,841	743,055
Net re-estimated reserves	767,002	810,817	869,828	921,902	1,004,408	1,277,675	1,305,228	1,312,313	1,334,008	1,433,210	1,587,436

Gross reserves for losses and LAE
Originally estimated	2,193,439	2,284,542	2,349,981	2,307,755	2,269,710	2,506,478	2,425,658	2,279,729	2,272,363	2,231,540	2,330,491
Gross cumulative amounts paid as of:
One year later	137,968	142,632	152,006	152,879	170,626	258,412	269,771	260,799	263,605	296,859
Two years later	243,203	252,379	264,430	272,478	304,146	449,206	466,398	451,359	463,730
Three years later	331,731	342,748	361,524	377,459	422,862	599,176	616,244	601,004
Four years later	407,845	424,811	452,955	473,828	522,296	719,433	736,304
Five years later	480,283	504,918	537,175	556,978	609,775	820,991
Six years later	554,408	579,585	611,093	632,477	686,064
Seven years later	624,114	647,276	677,472	699,264
Eight years later	687,757	707,823	738,678
Nine years later	744,928	764,910
Ten years later	799,130
Gross reserves re-estimated as of:
One year later	2,148,829	2,178,514	2,233,077	2,233,176	2,200,689	2,470,746	2,373,479	2,299,653	2,164,595	2,196,051
Two years later	2,088,437	2,138,648	2,170,292	2,162,695	2,148,399	2,405,837	2,370,646	2,178,129	2,123,372
Three years later	2,084,764	2,110,481	2,119,764	2,110,615	2,110,230	2,386,424	2,245,496	2,136,227
Four years later	2,072,428	2,078,223	2,084,854	2,074,466	2,094,050	2,259,994	2,185,507
Five years later	2,050,124	2,050,937	2,053,869	2,050,177	1,983,158	2,194,756
Six years later	2,030,945	2,027,187	2,027,729	1,936,441	1,906,181
Seven years later	2,011,945	2,001,243	1,918,261	1,857,243
Eight years later	1,990,684	1,895,418	1,846,283
Nine years later	1,885,825	1,824,090
Ten years later	1,823,932
Gross cumulative redundancy:	$369,507	$460,452	$503,698	$450,512	$363,529	$311,722	$240,151	$143,502	$148,991	$35,489	$—

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
Excess of Loss Reinsurance
Our current reinsurance program applies to all covered losses occurring between 12:01 a.m. July 1, 2013 and 12:01 a.m. July 1, 2014. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in five layers of coverage. Our reinsurance coverage is $195.0 million in excess of our $5.0 million retention on a per occurrence basis, subject to a $2.0 million annual aggregate deductible and certain exclusions. We are solely responsible for any losses we suffer above $200.0 million except those covered by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (TRIPRA). Covered losses which occur prior to expiration or cancellation of the agreement continue to be obligations of the subscribing reinsurers, subject to the other conditions in the agreement. The subscribing reinsurers may terminate the agreement only for our breach of the obligations of the agreement. We are responsible for the losses if the subscribing reinsurer cannot or refuses to pay.
The agreement includes certain exclusions for which our subscribing reinsurers are not liable for losses, including but not limited to losses arising from the following: reinsurance assumed by us under obligatory reinsurance agreements; financial guarantee and insolvency; certain nuclear risks; liability as a member, subscriber, or reinsurer of any pool, syndicate, or association, but not assigned risk plans; liability arising from participation or membership in any insolvency fund; loss or damage caused by war or civil unrest other than terrorism; workers' compensation business covering persons employed in Minnesota; and any loss or damage caused by any act of terrorism involving biological, chemical, nuclear, or radioactive pollution or contamination. Our underwriting guidelines generally require that insured risks fall within the coverage provided in the reinsurance program. Risks written outside the reinsurance program generally require executive review and approval.
The agreement provides that we, or any subscribing reinsurer, may request commutation of any outstanding claim or claims 10 years after the effective date of termination or expiration of the agreements and provides a mechanism for the parties to achieve valuation for commutation. We may require a special commutation of the percentage share of any loss in the reinsurance program of any subscribing reinsurer that is in runoff.
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
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775.0 million in cash. The LPT Agreement, which ceded to the reinsurers substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2.0 billion, excluding losses for burial and transportation expenses. The estimated remaining liabilities subject to the LPT Agreement were approximately $612.1 million and $672.3 million, as of December 31, 2013 and 2012, respectively. (See Note 11 in the Notes to our Consolidated Financial Statements) Losses and LAE paid with respect to the LPT Agreement totaled approximately $637.9 million and $605.1 million through December 31, 2013 and 2012, respectively.
The reinsurers agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. The LPT Agreement required each reinsurer to place assets supporting the payment of claims by them in a trust that requires collateral be held at a specified level. The level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we may require the reinsurers to contribute additional assets to maintain the required minimum level of collateral. The value of these assets as of December 31, 2013 and 2012 was $1.3 billion and $1.0 billion, respectively.
The reinsurers currently party to the LPT Agreement are ACE Bermuda Insurance Limited, XL Reinsurance Limited, and National Indemnity Company. The contract provides that during the term of the agreement all reinsurers need to maintain a rating of not less than “A-” (Excellent) as determined by A.M. Best. Currently, each of the reinsurers party to the LPT Agreement has a rating that satisfies this requirement.
We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain was recorded as a liability on our consolidated balance sheet as Deferred reinsurance gain–LPT Agreement (Deferred Gain). We are also entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement. As of December 31, 2013, our estimate of ultimate expected contingent profit commission was $49.8 million.
Recoverability of Reinsurance
Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance; however, it does not discharge the ceding company from its primary liability to its policyholders in the event the reinsurer cannot or refuses to pay its obligations under such reinsurance. We monitor the financial strength of our reinsurers and do not believe that we are currently exposed to any material credit risk through our reinsurance arrangements because our reinsurance is recoverable from generally large, well-capitalized reinsurance companies. At December 31, 2013, $1.3 billion was in trust accounts for reinsurance related to the LPT Agreement and an additional $5.8 million, not related to the LPT Agreement, was collateralized by cash or letters of credit.
The following table provides certain information regarding our ceded reinsurance recoverables for losses and LAE as of December 31, 2013.

Reinsurer	A.M. Best Rating(1)	Total Paid	Total Unpaid Losses and LAE	Total
		(in thousands)
ACE Bermuda Insurance Limited	A+	$792	$61,207	$61,999
ACE Property & Casualty Insurance Company	A+	—	2,018	2,018
American Healthcare Indemnity Company	B++	10	1,881	1,891
Aspen Insurance UK Limited	A	20	7,740	7,760
Everest Reinsurance Company	A+	26	2,412	2,438
Finial Reinsurance	A-	7	3,998	4,005
Hannover Rueckversicherung-AG	A+	48	19,471	19,519
Lloyds Syndicates	A	24	52,770	52,794
Markel Bermuda Ltd	A	29	3,283	3,312
Munich Reinsurance America, Inc	A+	41	7,806	7,847
National Indemnity Company	A++	4,356	336,640	340,996
National Union Fire Insurance Co of Pittsburg	A	9	1,349	1,358
Partner Reinsurance Europe plc	A+	35	1,822	1,857
Relia Star Life Insurance Company	A	55	2,174	2,229
ST Paul Fire & Marine Insurance Company	A+	21	3,049	3,070
Swiss Reinsurance America Corporation	A+	52	9,434	9,486
Tokio Marine & Nichido Fire Insurance Ltd (US)	A++	70	6,637	6,707
XL Re Limited	A	2,772	214,226	216,998
All Other	Various	45	4,749	4,794
Total		$8,412	$742,666	$751,078

(1)	A.M. Best's highest financial strength ratings for insurance companies are “A++” and “A+” (Superior), “A” and “A−” (Excellent),
and "B++" and "B+" (Good).
We review the aging of our reinsurance recoverables on a quarterly basis. At December 31, 2013, less than 0.1% of our reinsurance recoverables on paid losses were greater than 90 days overdue.

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
Investments
As of December 31, 2013, the total amortized cost of our investment portfolio was $2.2 billion and the fair value of the portfolio was $2.3 billion. These investments provide a source of income, although short-term changes in interest rates and our current investment strategies affect the amount of investment income we earn and the fair value of our portfolio. Our investment strategy balances consideration of duration, yield, and credit risk.
We seek to maximize total investment returns within the constraints of prudent portfolio management. The asset allocation is reevaluated by the Finance Committee of the Board of Directors on a quarterly basis. We employ Conning Asset Management (Conning) as our independent investment manager. Conning follows our written investment guidelines based upon strategies approved by our Board of Directors. We also utilize Conning's investment advisory services. These services include investment accounting and company modeling using Dynamic Financial Analysis (DFA). The DFA tool is utilized in developing a tailored set of portfolio targets and objectives, which in turn, are used in constructing an optimal portfolio.
Additional information regarding our investment portfolio, including our approach to managing investment risk, is set forth under “Item 7 –Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations –Liquidity and Capital Resources –Investments” and “Item 7A –Quantitative and Qualitative Disclosures about Market Risk.”
Marketing and Distribution
We market our workers' compensation insurance products through independent local, regional, and national agents and brokers; through our strategic partnerships and alliances, including our principal partners ADP, Inc. (ADP) and Anthem; and through relationships with national, regional, and local trade groups and associations.
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
We had 4,693 independent agencies that marketed and sold our insurance products at December 31, 2013. Independent agencies generated 76.7%, 77.0%, and 75.7% of in-force premiums at December 31, 2013, 2012, and 2011, respectively, and our largest agency generated 0.9% of in-force premiums at each of December 31, 2013, 2012, and 2011.
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
Our strategic partnerships and alliances generated 23.0%, 22.6%, and 23.8% of our in-force premiums as of December 31, 2013, 2012, and 2011, respectively.
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
ADP markets workers' compensation insurance using its the Pay-by-Pay® (PBP) program. An advantage of ADP's PBP program is that the policyholder is not required to pay a deposit at the inception of the policy. The workers' compensation premium is deducted each time ADP processes the policyholder's payrolls along with its appropriate federal, state, and local taxes. These characteristics of the PBP program enable us to competitively price the workers' compensation insurance written as a part of that program.
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
Our agreement with Anthem automatically renews for one-year periods unless terminated by either party with at least 60 days notice prior to the expiration of the then current term and has been renewed through January 1, 2015.
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
We work with many of the nation’s top independent agents and brokers to deliver competitively-priced products and exceptional service to our policyholders. Through strategic partnerships and alliances, we are able to offer policyholders value-added, bundled products and services. Our first-rate claims management and our hands-on team of managed care and loss prevention specialists provide a level of service that differentiates us from our competitors.
The workers' compensation sector continued to see average medical and indemnity claims costs increase in 2012, the most recent year for which industry data is available. We continue to have concerns related to the volatility and uncertainty in the financial markets and economic conditions generally.
In California, the Workers' Compensation Insurance Rating Bureau (WCIRB) noted an increase in indemnity claim frequency that was "significantly above projected levels" for the first half of 2013. The WCIRB attributed this increase to late reported claims, cumulative injuries, increased benefits associated with SB 863, geographical and socioeconomic differences related to higher claim rates in Southern California, and other demographics, including a less experienced workforce.
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
The ability of EHI to pay dividends on our common stock and to pay other expenses will be dependent to a significant extent upon the ability of EICN and EPIC to pay dividends to their immediate holding company, Employers Group, Inc. (EGI) and, in turn, the ability of EGI to pay dividends to EHI. Additional information regarding financial, dividend, and investment restrictions is set forth in Note 16 in the Notes to our Consolidated Financial Statements.
Insurance Assessments. All of the states where our insurance subsidiaries are licensed to transact business require property and casualty insurers doing business within the state to pay various insurance assessments. We accrue a liability for estimated insurance assessments as direct premiums are written, losses are recorded, or as other events occur in accordance with various states' laws and regulations, and defer these costs and recognize them as an expense as the related premiums are earned. Various mechanisms exist in some of these states for assessed insurance companies to recover certain assessments. Additional information regarding insurance assessments is set forth in Note 13 to our Consolidated Financial Statements.
Pooling Arrangements. As a condition to conduct business in some states, insurance companies are required to participate in mandatory workers' compensation shared market mechanisms, or pooling arrangements, which provide workers' compensation insurance coverage to private businesses that are otherwise unable to obtain coverage due, for example, to their prior loss experiences.
The National Association of Insurance Commissioners (NAIC). The NAIC is a group formed by state insurance regulators to discuss issues and formulate policy with respect to regulation, reporting, and accounting of and by U.S. insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which insurance laws are enacted. Model Insurance Laws, Regulations, and Guidelines (Model Laws) have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws that provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation of state insurance regulatory agencies by the NAIC.
Under the Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These risk-based capital (RBC) requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model, known as the “Authorized Control Level” of RBC. At December 31, 2013, each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements.
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
The Terrorism Risk Insurance Act of 2002 (the 2002 Act) was enacted in November 2002. The principal purpose of the 2002 Act was to create a role for the Federal government in the provision of insurance for losses sustained in connection with foreign terrorism. The 2002 Act was extended by TRIPRA, with the inclusion of some adjustments. The workers' compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from terrorism or nuclear, biological, chemical, or radiological attacks. In addition, we are not able to limit our losses arising from any one catastrophe or any one claimant. Our reinsurance policies exclude coverage for losses arising out of nuclear, biological, chemical or radiological attacks. Under TRIPRA, federal protection may be provided to the insurance industry for certain acts of foreign and domestic terrorism, including nuclear, biological, chemical or radiological attacks. TRIPRA is scheduled to expire on December 31, 2014.
The impacts of any future terrorist acts are unpredictable, and the ultimate impact on our insurance subsidiaries, if any, of losses from any future terrorist acts will depend upon their nature, extent, location, and timing. We monitor the geographic concentration of our policyholders to help mitigate the risk of loss from terrorist acts.
Item 1A. Risk Factors
Investing in our common stock involves risks. In evaluating our company, you should carefully consider the risks described below, together with all the information included or incorporated by reference in this report. The risks facing our company include, but are not limited to, those described below. Additional risks that we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The occurrence of one or more of these events could significantly and adversely affect our business, financial condition, results of operations, cash flows, and stock price, and you could lose all or part of your investment.
Difficult conditions in the economy and capital markets may adversely affect our profitability, financial condition, and results of operations.
The financial market volatility experienced worldwide that began in 2008 continued into 2013. Although the U.S. and foreign governments have taken various actions to stabilize financial markets, it is uncertain whether those actions will be effective over the long-term. Financial market volatility could continue, resulting in a prolonged negative economic impact.
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
Several factors contribute to the uncertainty in establishing estimated losses, including the length of time to settle long-term, severe cases, claim cost inflation (deflation) trends, and uncertainties in the long-term outcome of legislative reforms. Judgment is required in applying actuarial techniques to determine the relevance of historical payment and claim settlement patterns under current facts and circumstances. In certain states, we have a relatively short operating history and must rely on a combination of industry experience and our specific experience regarding claims emergence and payment patterns, medical cost inflation, and claim cost trends, adjusted for future anticipated changes in claims-related and economic trends, as well as regulatory and legislative changes, to establish our best estimate of reserves for losses and LAE. As we receive new information and update our assumptions over time regarding the ultimate liability, our loss reserves may prove to be inadequate to cover our actual losses, and we have in the past made, and may in the future make, adjustments to our reserves based on a number of factors. Any changes in these estimates could be material and could have an adverse effect on our results of operations and financial condition during the period the changes are made.
The insurance business is subject to extensive regulation and legislative changes, which impact the manner in which we operate our business.
Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, most significantly by the insurance regulators in California, Florida, and Nevada, the states in which our insurance subsidiaries are domiciled. As of December 31, 2013, over one-half of our in-force premiums were generated in California. Accordingly, we are particularly affected by regulation in California. The passage of any form of rate regulation in California could impair our ability to operate profitably in California, and any such impairment could have a material adverse effect on our financial condition and results of operations.
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
Federal legislation typically does not directly impact our workers' compensation business, but our business can be indirectly affected by changes in healthcare, occupational safety and health, and tax and financial regulations. Since healthcare costs are the largest component of our loss costs, we may be impacted by changes in healthcare legislation, such as the ongoing implementation of the Affordable Care Act, which could effect healthcare costs and delivery in the future. There is also the possibility of federal regulation of insurance.
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
Our business is concentrated in California, where we generated 60% of our in-force premiums as of December 31, 2013. Accordingly, the loss environment and unfavorable business, economic, demographic, natural perils, competitive, and regulatory conditions in California could negatively impact our business.
California has been greatly affected by the overall economic downturn and tightening of the credit markets. The economic condition of the state has resulted in high unemployment and decreased payrolls. In addition, many California businesses are dependent on tourism revenues, which are, in turn, dependent on a robust economy. The downturn in the national economy and the economy of California, or any other event that causes deterioration in tourism, could adversely impact small businesses, such as restaurants, that we have targeted as customers. The departure from California or insolvency of a significant number of small businesses could also have a material adverse effect on our financial condition and results of operations. California is also exposed to climate and environmental changes, natural perils such as earthquakes, and susceptible to the possibility of pandemics or terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in this state. Because our business is concentrated in this manner, we may be exposed to losses and business, economic, and regulatory risks or risk from natural perils that are greater than the risks associated with companies with greater geographic diversification.
We rely on independent insurance agents and brokers.
We market and sell our insurance products primarily through independent, non-exclusive insurance agents and brokers. These agents and brokers are not obligated to promote our products and can and do sell our competitors' products. In addition, these agents and brokers may find it easier to promote the broader range of programs of some of our competitors than to promote our single-line workers' compensation insurance products. The loss of a number of our independent agents and brokers or the failure or inability of these agents to successfully market our insurance programs could have a material adverse effect on our business, financial condition, and results of operations.
We rely on relationships with our principal strategic partners.
We have agreements with two principal strategic partners, ADP and Anthem, to market and service our insurance products through their sales forces and insurance agencies. ADP and Anthem generated 10.7% and 9.2%, respectively, of our total in-force premiums as of December 31, 2013. Our agreement with ADP is not exclusive, and ADP may terminate the agreement without cause upon 120 days notice. Although our distribution agreements with Anthem are exclusive, Anthem may terminate its agreements with us if our A.M. Best financial strength rating were downgraded and we are not able to provide coverage through a carrier with an A.M. Best financial strength rating of “B++” (Good) or better. Anthem may also terminate its agreements with us without cause upon 60 days notice. The termination of any of our principal strategic partnership agreements, our failure to maintain good relationships with our principal strategic partners, or their failure to successfully market our products may materially reduce our revenues and could have a material adverse effect on our results of operations. In addition, we are subject to the risk that our principal strategic partners may face financial difficulties, reputational issues, or problems with respect to their own products and services, which may lead to decreased sales of our products and services. Moreover, if either of our principal strategic partners consolidates or aligns itself with another company or changes its products that are currently offered with our workers' compensation insurance product, we may lose business or suffer decreased revenues.

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
Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. Our insurance subsidiaries are currently assigned a group letter rating of “A−” (Excellent) by A.M. Best, which is the rating agency that we believe has the most influence on our business. This rating is assigned to companies that, in the opinion of A.M. Best, have demonstrated an excellent overall performance when compared to industry standards. A.M. Best considers “A−” (Excellent) rated companies to have an excellent ability to meet their ongoing obligations to policyholders. This rating does not refer to our ability to meet non-insurance obligations.
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
One of our strategic partners, Anthem, requires that we offer workers' compensation coverage through a carrier with a financial strength rating of “B++” (Good) or better by A.M. Best. Our inability to offer such coverage could cause a reduction in the number of policies we write. If our financial strength rating were downgraded, and we were not able to enter into an agreement to provide coverage through a carrier rated “B++” (Good) or better by A.M. Best, Anthem could terminate its distribution agreements with us. We cannot assure you that we would be able to enter such an agreement if our rating was downgraded.
If we are unable to obtain reinsurance or collect on ceded reinsurance, our ability to write new policies and to renew existing policies could be adversely affected and our financial condition and results of operations could be materially adversely affected.
At December 31, 2013, we had $751 million of reinsurance recoverables for paid and unpaid losses and LAE, of which $8 million was due to us on paid claims.
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
On January 1, 2000, EICN assumed all of the assets, liabilities, and operations of the Fund, including losses incurred by the Fund prior to such date. EICN also assumed the Fund's rights and obligations associated with the LPT Agreement that the Fund entered into with third party reinsurers with respect to its losses incurred prior to July 1, 1995, see “Item 1 –Business –Reinsurance –LPT

Agreement.” We could be liable for all of those losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers party to such transaction. As of December 31, 2013, the estimated remaining liabilities subject to the LPT Agreement were $612 million. If we are unable to collect on these reinsurance recoverables, our financial condition and results of operations could be materially adversely affected.
The reinsurers under the LPT Agreement agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. Accordingly, if the Nevada legislature were to increase the benefits payable for the pre-July 1, 1995 claims, we would be responsible for the increased benefit costs to the extent of the legislative increase. If the credit rating of any of the third party reinsurers that are party to the LPT Agreement were to fall below ''A−'' (Excellent) as determined by A.M. Best or one of the reinsurers becomes insolvent, we would be responsible for replacing any such reinsurer or would be liable for the claims that otherwise would have been transferred to such reinsurer. For example, in 2002, the rating of one of the original reinsurers under the LPT Agreement, Gerling Global International Reinsurance Company Ltd. (Gerling), dropped below the mandatory ''A−'' (Excellent) rating to ''B+'' (Good). Accordingly, we entered into an agreement to replace Gerling with National Indemnity Company at a cost to us of $33 million. We can give no assurance that circumstances requiring us to replace one or more of the current reinsurers under the LPT Agreement will not occur in the future, that we will be successful in replacing such reinsurer or reinsurers in such circumstances, or that the cost of such replacement or replacements will not have a material adverse effect on our results of operations or financial condition.
The LPT Agreement also required the reinsurers to each place assets supporting the payment of claims by them in individual trusts that require that collateral be held at a specified level. The collateralization level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we can require the reinsurers to contribute additional assets to maintain the required minimum level. The value of these assets at December 31, 2013 was $1.3 billion. If the value of the collateral in the trusts drops below the required minimum level and the reinsurers are unable to contribute additional assets, we could be responsible for substituting a new reinsurer or paying those claims without the benefit of reinsurance. One of the reinsurers has collateralized its obligations under the LPT Agreement by placing shares of stock of a publicly held corporation, with a value of $1.1 billion at December 31, 2013, in a trust to secure the reinsurer's obligation of $337 million. The value of this collateral is subject to fluctuations in the market price of such stock. The other reinsurers have placed treasury and fixed maturity securities in trusts to collateralize their obligations.
Intense competition and the fact that we write only a single line of insurance could adversely affect our ability to sell policies at rates we deem adequate.
The market for workers' compensation insurance products is highly competitive. Competition in our business is based on many factors, including premiums charged, services provided, financial ratings assigned by independent rating agencies, speed of claims payments, reputation, policyholder dividends, perceived financial strength, and general experience. In some cases, our competitors offer lower priced products than we do. If our competitors offer more competitive premiums, policyholder dividends, or payment plans, services or commissions to independent agents, brokers, and other distributors, we could lose market share or have to reduce our premium rates, which could adversely affect our profitability. We compete with regional and national insurance companies, professional employer organizations, third-party administrators, self-insured employers, and state insurance funds. Our main competitors vary from state to state, but are usually those companies that offer a full range of services in underwriting, loss control, and claims. We compete on the basis of the services that we offer to our policyholders and on ease of doing business rather than solely on price.
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
The property and casualty insurance industry is cyclical in nature and is characterized by periods of so-called “soft” market conditions, in which premium rates are stable or falling, insurance is readily available, and insurers' profits decline, and by periods of so-called “hard” market conditions, in which rates rise, insurance may be more difficult to find, and insurers' profits increase. According to the Insurance Information Institute, since 1970, the property and casualty insurance industry experienced hard market conditions from 1975 to 1978, 1984 to 1987, and 2001 to 2004. Although the financial performance of an individual insurance company is dependent on its own specific business characteristics, the profitability of most workers' compensation insurance companies generally tends to follow this cyclical market pattern. We believe the workers' compensation industry currently has excess underwriting capacity resulting in lower rate levels and smaller profit margins. We continue to experience price competition in our target markets.
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
We are exposed to significant financial risks related to the capital markets, including the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk, credit spread risk, credit risk, and equity price risk. For more information regarding market risk, see "Item 7A–Quantitative and Qualitative Disclosures About Market Risk."
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
EHI is a holding company that transacts substantially all of its business through operating subsidiaries. Its primary assets are the shares of stock of our insurance subsidiaries. The ability of EHI to meet obligations on outstanding debt, to pay stockholder dividends, and to make other payments depends on the surplus and earnings of our subsidiaries and their ability to pay dividends or to advance or repay funds, and upon the ability of our insurance subsidiaries to pay dividends to EGI and, in turn, the ability of EGI to pay dividends to EHI.
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
Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by the 2002 Act, or its extension, TRIPRA, the risk of severe losses to us from acts of terrorism has not been eliminated because our excess of loss reinsurance treaty program contains various sub-limits and exclusions limiting our reinsurers' obligation to cover losses caused by acts of terrorism. Our excess of loss reinsurance treaties do not protect against nuclear, biological, chemical, or radiological events. If such an event were to impact one or more of the businesses we insure, we would be entirely responsible for any workers' compensation claims arising out of such event, subject to the terms of the 2002 Act and TRIPRA and could suffer substantial losses as a result. TRIPRA will expire on December 31, 2014.
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
All states require insurance companies licensed to do business in their state to bear a portion of the unfunded obligations of insolvent insurance companies. These obligations are funded by assessments that can be expected to continue in the future in the states in which we operate. Many states also have laws that establish second injury funds to provide compensation to injured employees for aggravation of a prior condition or injury, which are funded by either assessments based on paid losses or premium surcharge mechanisms. In addition, as a condition to the ability to conduct business in some states, insurance companies are required to participate in mandatory workers' compensation shared market mechanisms or pooling arrangements, which provide workers' compensation insurance coverage from private insurers. The effect of these assessments and mandatory shared market mechanisms or changes in them could reduce our profitability in any given period or limit our ability to grow our business.
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
Provisions of our amended and restated articles of incorporation and amended and restated by-laws could discourage, delay, or prevent a merger, acquisition, or other change in control of us, even if our stockholders might consider such a change in control to be favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect Directors and take other corporate actions. In particular, our amended and restated articles of incorporation and amended and restated by-laws include provisions:

•	dividing our Board of Directors into three classes;

•	eliminating the ability of our stockholders to call special meetings of stockholders;

•	permitting our Board of Directors to issue preferred stock in one or more series;

•	imposing advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at the stockholder meetings;

•	prohibiting stockholder action by written consent, thereby limiting stockholder action to that taken at an annual or special meeting of our stockholders; and

•	providing our Board of Directors with exclusive authority to adopt or amend our by-laws.

These provisions may make it difficult for stockholders to replace Directors and could have the effect of discouraging a future takeover attempt that is not approved by our Board of Directors, but which stockholders might consider favorable. Additionally, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are 79,533 square feet located in leased premises in Reno, Nevada. As of February 1, 2014, we leased 235,377 square feet of office space in 8 states. We believe that our existing office space is adequate for our current needs. We will continue to enter into or exit lease agreements to address future space requirements, as necessary.
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
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “EIG.” There were 1,216 holders of record as of February 13, 2014. High and low sales prices and cash dividends declared for the last two fiscal years were as follows:

	2013			2012
	Stock Price		Cash Dividends Declared	Stock Price		Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$23.58	$23.15	$0.06	$19.00	$15.89	$0.06
June 30	25.92	25.51	0.06	18.14	16.46	0.06
September 30	29.93	24.26	0.06	19.41	17.07	0.06
December 31	32.90	27.77	0.06	20.74	17.50	0.06
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
There were no unregistered sales or purchases of equity securities during the three months ended December 31, 2013.
Performance Graph
The following information compares the cumulative total return on $100 invested in the common stock of EHI, ticker symbol EIG, for the period commencing on December 31, 2008 and ending on December 31, 2013 with the cumulative total return on $100 invested in each of the Standard and Poor's 500 Index (S&P 500) and the Standard and Poor's 500 Property-Casualty Insurance Index (S&P P&C Insurance Index). The calculation of cumulative total return assumes the reinvestment of dividends. The following graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

Employers Holdings, Inc.
Cumulative Total Return Performance

	Period Ending
	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Employers Holdings, Inc.	100.00	94.89	109.84	115.40	133.10	206.59
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P P&C Insurance Index	100.00	112.35	122.39	122.08	146.63	202.78

Item 6. Selected Financial Data
The following selected historical consolidated financial data should be read in conjunction with ''Item 7–Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations'' and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Income Statement Data	(in thousands, except per share amounts and ratios)
Revenues:					(unaudited)
Net premiums earned	$642,349	$501,464	$363,424	$321,786	$404,247
Net investment income	70,764	72,363	80,117	83,032	90,484
Realized gains on investments, net	9,529	5,048	20,161	10,137	791
Other income	939	307	452	649	413
Total revenues	723,581	579,182	464,154	415,604	495,935
Net income before income taxes	53,174	97,544	46,517	66,992	84,023
Income tax (benefit) expense	(10,650)	(9,347)	(2,106)	3,523	9,277
Net income	$63,824	$106,891	$48,623	$63,469	$74,746
Earnings per common share
Basic	$2.05	$3.40	$1.30	$1.53	$1.63
Diluted	2.00	3.37	1.30	1.53	1.62
Selected Operating Data
Gross premiums written(1)	$689,870	$580,327	$418,512	$322,277	$379,949
Net premiums written(2)	$678,466	$569,676	$410,038	$313,098	$368,290
Combined ratio(3)	103.9%	95.3%	113.9%	106.6%	100.1%
Net income before impact of the LPT Agreement(4)(5)(6)	$25,890	$6,957	$29,324	$43,754	$49,989
Earnings per common share before impact of the LPT Agreement(6)
Basic	$0.83	$0.22	$0.79	$1.06	1.09
Diluted	0.81	0.22	0.78	1.06	1.08
Cash dividends declared per common share	0.24	0.24	0.24	0.24	0.24

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data	(in thousands)
					(unaudited)
Cash and cash equivalents	$34,503	$140,661	$252,300	$119,825	$188,883
Total investments	2,344,858	2,149,514	1,950,745	2,080,494	2,029,560
Reinsurance recoverable on paid and unpaid losses	751,078	814,853	951,569	970,458	1,064,843
Total assets	3,643,449	3,511,339	3,482,310	3,480,665	3,677,248
Unpaid losses and loss adjustment expense	2,330,491	2,231,540	2,272,363	2,279,729	2,425,658
Deferred reinsurance gain–LPT Agreement(4)(5)	249,072	281,043	365,963	383,399	402,352
Notes payable	102,000	112,000	122,000	132,000	132,000
Total liabilities	3,074,746	2,971,958	3,020,327	3,003,062	3,192,032
Total equity	568,703	539,381	461,983	477,603	485,216
Other Financial Data
Total equity including deferred reinsurance gain–LPT Agreement(4)(5)(7)	$817,775	$820,424	$827,946	$861,002	$887,568

(1)
Gross premiums written is the sum of direct premiums written and assumed premiums written before the effect of ceded reinsurance. Direct premiums written are the premiums on all policies our insurance subsidiaries have issued during the year. Assumed premiums written are premiums that our insurance subsidiaries have received from any authorized state-mandated pools.

(2)
Net premiums written is the sum of direct premiums written and assumed premiums written less ceded premiums written. Ceded premiums written is the portion of direct premiums written that we cede to our reinsurers under our reinsurance contracts. (See Note 11 in the Notes to our Consolidated Financial Statements.)

(3)
Combined ratio is the sum of the losses and LAE expense, the commission expense, dividends to policyholders, and the underwriting and other operating expenses, all divided by net earned premiums. Because we only have one operating segment, holding company expenses are included in the combined ratio.

(4)
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

(5)
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

(6)
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
The LPT Agreement was a non-recurring transaction which does not affect our ongoing operations and consequently we believe these presentations are useful in providing a meaningful understanding of our operating performance. In addition, we believe these non-GAAP measures, as we have defined them, are helpful to our management in identifying trends in our performance because the items excluded have limited significance in our current and ongoing operations.
The table below shows the reconciliation of net income to net income before impact of the LPT Agreement for the periods presented:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net income	$63,824	$106,891	$48,623	$63,469	$74,746
Less amortization of the Deferred Gain related to losses	12,890	15,393	17,147	18,233	18,007
Less amortization of the Deferred Gain related to contingent commission	1,710	1,583	1,102	1,090	1,043
Less impact of LPT Reserve Adjustments(a)	18,986	73,349	—	—	—
Less impact of LPT Contingent Commission Adjustments(b)	4,348	9,609	1,050	392	5,707
Net income before impact of the LPT Agreement	$25,890	$6,957	$29,324	$43,754	$49,989

(a)
Any adjustment to the estimated reserves ceded under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also included in losses and LAE incurred in the consolidated statement of comprehensive income, such that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement (LPT Reserve Adjustment). (See Note 2 in the Notes to our Consolidated Financial Statements.)

(b)
Any adjustment to the contingent profit commission under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the consolidated statement of comprehensive income, such that the Deferred Gain reflects the balance that would have existed had the revised contingent profit commission been recognized at the inception of the LPT Agreement. (LPT Contingent Commission Adjustment). (See Note 2 in the Notes to our Consolidated Financial Statements.)

(7)
We define total equity including the Deferred Gain as total equity plus the Deferred Gain. Total equity including the Deferred Gain is not a measurement of financial position under GAAP and should not be considered in isolation or as an alternative to total equity or any other measure of financial health derived in accordance with GAAP.

We present total equity including the Deferred Gain because we believe that it is an important supplemental measure of financial position to be used by analysts, investors, and other interested parties in evaluating us. The LPT Agreement was a non-recurring transaction and the treatment of the Deferred Gain does not result in ongoing cash benefits or charges to our current operations and consequently we believe this presentation is useful in providing a meaningful understanding of our financial position.
The table below shows the reconciliation of total equity to total equity including the Deferred Gain for the periods presented:

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Total equity	$568,703	$539,381	$461,983	$477,603	$485,216
Deferred Gain	249,072	281,043	365,963	383,399	402,352
Total equity including the Deferred Gain	$817,775	$820,424	$827,946	$861,002	$887,568

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
Results of Operations
Overall, net income was $63.8 million, $106.9 million, and $48.6 million in 2013, 2012, and 2011, respectively and we recognized underwriting income (losses) of $(24.8) million, $23.3 million, and $(50.6) million for the same periods, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned. Key factors that affected our financial performance during 2013 and 2012, each compared to the previous year, respectively, include:

•	Gross premiums written increased 19% and 39%;

•	Net premiums earned increased 28% and 38%;

•	Losses and LAE increased 61% and 10%;

•	Underwriting and other operating expenses increased 1% and 20%; and

•	Income tax benefit increased $1.3 million to $10.7 million in 2013, compared to 2012, and increased $7.2 million to $9.3 million in 2012, compared to 2011.
Our 2013 results of operations were also impacted by: (1) unfavorable prior accident year loss development of $6.9 million, including $5.0 million related to California loss reserves for the 2009 through 2011 accident years and $1.9 million related to our assigned risk business, which increased our losses and LAE by the same amount during 2013; (2) favorable development in the estimated reserves ceded under the LPT Agreement during 2013, which resulted in a $19.0 million cumulative adjustment to the Deferred Gain (LPT Reserve Adjustment); (3) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $4.3 million cumulative adjustment, which reduced our losses and LAE by the same amount (LPT Contingent Commission Adjustment); and (4) a reallocation of reserves from non-taxable periods prior to January 1, 2000, which reduced our effective tax rate by 13.9 percentage points, or $7.4 million, in 2013. Collectively, these items increased net income by $23.8 million for the year ended December 31, 2013.
Our 2012 results of operations were also impacted by: (1) favorable development in the estimated reserves ceded under the LPT Agreement, which resulted in a $73.3 million LPT Reserve Adjustment; (2) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $9.6 million LPT Contingent Commission Adjustment; and (3) guidance issued by the Financial Accounting Standards Board that, beginning in 2012, changed the definition of policy acquisition costs which may be capitalized, resulting in a $7.1 million increase in our underwriting and other operating expenses during 2012. Collectively, these items increased net income by $75.8 million for the year ended December 31, 2012.

A primary measure of our performance is our ability to increase stockholders' equity, including the impact of the Deferred Gain, over the long-term; however, during periods of rising interest rates, the fair value of the fixed income component of our investment portfolio may be negatively impacted, thereby reducing stockholders' equity. For the year ended December 31, 2013, the unrealized gain in our portfolio, net of deferred tax expense, declined by $39.1 million, principally as a result of the upward movement in interest rates during the year. The following table shows our stockholders' equity including the Deferred Gain, stockholders' equity on a GAAP basis, and number of common shares outstanding at December 31:

	2013	2012
	(in thousands, except share data)
Stockholders' equity including the Deferred Gain(1)	$817,775	$820,424
GAAP stockholders' equity	$568,703	$539,381
Common shares outstanding	31,299,930	30,771,479

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
The comparative components of net income are set forth in the following table:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net premiums earned	$642,349	$501,464	$363,424
Net investment income	70,764	72,363	80,117
Realized gains on investments, net	9,529	5,048	20,161
Other income	939	307	452
Total revenues	723,581	579,182	464,154

Losses and LAE	463,579	287,910	262,511
Commission expense	78,258	65,580	47,344
Underwriting and other operating expenses	125,324	124,644	104,140
Interest expense	3,246	3,504	3,642
Income tax benefit	(10,650)	(9,347)	(2,106)
Total expenses	659,757	472,291	415,531
Net income	$63,824	$106,891	$48,623
Less amortization of the Deferred Gain related to losses	12,890	15,393	17,147
Less amortization of the Deferred Gain related to contingent commission	1,710	1,583	1,102
Less impact of LPT Reserve Adjustments(1)	18,986	73,349	—
Less impact of LPT Contingent Commission Adjustments(2)	4,348	9,609	1,050
Net income before impact of the LPT Agreement(3)	$25,890	$6,957	$29,324

(1)
Any adjustment to the estimated reserves ceded under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also included in losses and LAE incurred in the consolidated statement of comprehensive income, such that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. (See Note 2 in the Notes to our Consolidated Financial Statements.)

(2)
Any adjustment to the contingent profit commission under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the consolidated statement of comprehensive income, such that the Deferred Gain reflects the balance that would have existed had the revised contingent profit commission been recognized at the inception of the LPT Agreement. (See Note 2 in the Notes to our Consolidated Financial Statements.)

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
Net Premiums Earned
Net premiums earned were $642.3 million, $501.5 million, and $363.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. The increase in net premiums earned over the past three years was primarily due to increasing policy count, increasing average policy size, and higher net rate.
The following table shows the percentage change in our in-force premiums, policy count, average policy size, payroll exposure upon which our premiums are based, and net rate as of December 31, 2013 and 2012, respectively, overall and for California, where 60% of our premiums are generated:

	Percentage Increase 2013 Over 2012		Percentage Increase 2012 Over 2011
	Overall	California	Overall	California
In-force premiums	14.9%	15.7%	36.4%	43.3%
In-force policy count	5.3	2.6	31.5	27.0
Average in-force policy size	9.1	12.8	3.7	12.8
In-force payroll exposure	5.7	2.5	25.9	26.0
Net rate(1)	8.8	12.9	8.3	13.7

(1)
Net rate, defined as total in-force premiums divided by total insured payroll exposure, is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

We expect that total premiums in 2014 across our markets will reflect overall net rate increases and increasing average policy size.
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
Net investment income was $70.8 million, $72.4 million, and $80.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. The decrease in net investment income over the past three years was primarily related to a decrease in the average pre-tax book yield on invested assets. The average pre-tax book yield on invested assets was 3.4%, 3.7%, and 4.1% at December 31, 2013, 2012, and 2011, respectively, while the tax-equivalent yield on invested assets was 4.0%, 4.4%, and 5.0% as of the same dates, respectively.
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
Net realized gains on investments were $9.5 million, $5.0 million, and $20.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. The net realized gains on investments for the year ended December 31, 2011 were higher as a result of a strategic rebalancing of our investment portfolio to increase portfolio allocations to taxable fixed income sectors, shorten portfolio duration following the decline in interest rates in the second half of 2011, and increase the allocation to high dividend equity securities. Additional information regarding our Investments is set forth under “–Liquidity and Capital Resources–Investments.”
Combined Ratio
The combined ratio, expressed as a percentage, is a key measurement of underwriting profitability. The combined ratio is the sum of the loss and LAE ratio, the commission expense ratio, and underwriting and other operating expenses ratio. When the combined ratio is below 100%, we have recorded underwriting income, and conversely, when the combined ratio is greater than 100%, we recorded an underwriting loss, and are dependent upon investment income to be profitable. Because we only have one operating segment, holding company expenses are included in our calculation of the combined ratio.
The following table provides the calculation of our calendar year combined ratios.

	Years Ended December 31,
	2013	2012	2011
Loss and LAE ratio	72.2%	57.4%	72.2%
Underwriting and other operating expenses ratio	19.5	24.8	28.7
Commission expense ratio	12.2	13.1	13.0
Combined ratio	103.9%	95.3%	113.9%
Loss and LAE Ratio. This is the ratio of losses and LAE to net premiums earned.
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
The accident year loss and LAE ratio is calculated by dividing the losses and LAE, regardless of when such loss and LAE are incurred, for insured events that occurred during a particular year by the net premiums earned for that year. The accident year losses and LAE ratio is calculated using premiums and losses and LAE that are net of amounts ceded to reinsurers. The accident year loss and LAE ratio for a particular year can decrease or increase when recalculated in subsequent periods as the reserves established for insured events occurring during that year develop favorably or unfavorably; and is an operating ratio based on our statutory financial statements and is not derived from our GAAP financial information.
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) has increased year-over-year and our loss experience indicates an upward trend in medical and indemnity costs per claim that are reflected in our current accident year loss estimate. Specifically, we experienced increased costs associated with claims litigation, driven by a nearly eight percentage point increase in the number of claims that are litigated in our southern California operations during the fourth quarter of 2013, compared to a six percentage point increase during the first three quarters of the year. These trends are consistent with those reported by the Workers' Compensation Insurance Rating Bureau in California through the third quarter of 2013. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. We assume that increasing medical and indemnity cost trends will continue to impact our long-term claims costs and current accident year loss estimate, which may be offset by rate increases. Additional information regarding our reserves for losses and LAE is set forth under “–Critical Accounting Policies–Reserves for Losses and LAE.”
Overall, losses and LAE were $463.6 million, $287.9 million, and $262.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. The increase from 2012 to 2013 was primarily due to higher net premiums earned in 2013. The increase from 2011 to 2012 was primarily due to an increase in net earned premiums. Additionally, there was a $73.3 million favorable LPT Reserve Adjustment and $9.6 million in LPT Contingent Commission Adjustments that decreased losses and LAE by those amounts in 2012. Unfavorable prior accident year development in 2013 included $5.0 million related to California loss reserves for the 2009 through 2011 accident years and $1.9 million related to our assigned risk business. Prior accident year loss development in 2012 and 2011 was primarily related to our assigned risk business. Our current accident year loss estimates were 77.0%, 77.0%, and 77.2% for the years ended December 31, 2013, 2012, and 2011, respectively. The trend in the current accident year loss estimates reflects the impact of higher net rate, which is being offset by increasing loss costs.

Excluding the impact from the LPT Agreement, losses and LAE would have been $501.5 million, $387.8 million, and $281.8 million, or 78.1%, 77.3%, and 77.5% of net premiums earned, for the years ended December 31, 2013, 2012, and 2011, respectively.
The table below reflects losses and LAE reserve adjustments.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Prior accident year (unfavorable) favorable development, net	$(6,934)	$(1,800)	$(1,127)
Amortization of the Deferred Gain related to losses	$12,890	$15,393	$17,147
Amortization of the Deferred Gain related to contingent commission	1,710	1,583	1,102
Impact of LPT Reserve Adjustments	18,986	73,349	—
Impact of LPT Contingent Commission Adjustments	4,348	9,609	1,050

Underwriting and Other Operating Expenses Ratio. The underwriting and other operating expenses ratio is the ratio of underwriting and other operating expenses to net premiums earned and measures an insurance company's operational efficiency in producing, underwriting, and administering its insurance business.
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
Our underwriting and other operating expenses ratio was 19.5%, 24.8%, and 28.7%, and our underwriting and other operating expenses was $125.3 million, $124.6 million, and $104.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. During the year ended December 31, 2013, premium taxes and assessments increased $4.2 million, and information technology expenses increased $2.3 million, compared to 2012. During the year ended December 31, 2012, bonus and equity compensation expenses increased $7.2 million, our premium taxes and assessments increased $1.7 million (including a $1.4 million change in estimate for guarantee fund assessments), and bad debt expense increased $2.1 million, partially offset by a $1.6 million decrease in professional fees, compared to 2011.
Additionally, implementation of the new accounting guidance for deferred policy acquisition costs (DAC) resulted in a $7.1 million increase in our underwriting and other operating expenses for the year ended December 31, 2012.
Excluding the impact of the new DAC guidance and the change in estimate for guarantee fund assessments, underwriting and other operating expenses would have increased $6.4 million for the year ended December 31, 2013 compared to 2012 and $14.8 million for the year ended December 31, 2012 compared to 2011.
Commission Expense Ratio. The commission expense ratio is the ratio of commission expense to net premiums earned and measures the cost of compensating agents and brokers for the business we have underwritten.
Commission expense includes direct commissions to our agents and brokers for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.
Our commission expense ratio was 12.2%, 13.1%, and 13.0%, while our commission expense was $78.3 million, $65.6 million, and $47.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. While our commission expense is up over the past three years, primarily due to higher net premiums earned, our commission expense ratio decreased in 2013, primarily due to lower base commissions and agency incentives as a percentage of premiums earned, compared to 2012 and 2011.
Interest Expense
We incur interest expenses on notes payable. Interest expense was $3.2 million, $3.5 million, and $3.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. The decrease in interest expense from 2011 to 2013 was primarily due to the reduction in principal balance on our credit facility with Wells Fargo by $10 million in the fourth quarters of each of 2013 and 2012.

Income Tax Benefit
Income tax benefit was $10.7 million, $9.3 million, and $2.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. The effective tax rate was (20.0)%, (9.6)%, and (4.5)% for the years ended December 31, 2013, 2012, and 2011, respectively. The increased tax benefit for the year ended December 31, 2013, compared to 2012, was primarily due to the reallocation of $27.2 million in reserves from non-taxable periods prior to January 1, 2000, during 2013, which reduced our effective tax rate by 13.9 percentage points for the year ended December 31, 2013.
The increased tax benefit for the year ended December 31, 2012, compared to 2011, was primarily due to increases in tax exempt income as a percentage of pre-tax net income, resulting from a $73.3 million favorable LPT Reserve Adjustment and a $15.0 million increase to the LPT contingent profit commission in 2012.
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
Based on reported capital, surplus, and dividends paid within the last 12 months, the maximum dividends that may be paid by EICN and EPIC in 2014, without prior approval by the respective state insurance regulator, are $32.7 million and $25.4 million, respectively.
The holding company had $56.5 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at December 31, 2013. Principal payments of $10 million and $60 million on our line of credit are payable on December 31, 2014 and 2015, respectively. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, investments, and dividends from our insurance subsidiaries.
Outstanding Debt. In December 2010, we entered into the Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility) under which we were provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $95.1 million and $110.4 million at December 31, 2013 and 2012, respectively. The Amended Credit Facility contains customary non-financial covenants and requires us to maintain 5% of the aggregate commitment amount of the line of credit in cash and cash equivalents at all times at the holding company. We are currently in compliance with all applicable covenants. In accordance with the terms of the contract, we repaid $10.0 million of the line of credit provided by the Amended Credit Facility on December 31, 2013.
Our total outstanding debt was $102.0 million and $112.0 million as of December 31, 2013 and 2012, respectively. Interest and fees on debt obligations totaled $3.2 million, $3.5 million, and $3.6 million in 2013, 2012, and 2011, respectively.
Our capital structure is comprised of outstanding debt and stockholders' equity. As of December 31, 2013, our capital structure consisted of a $70.0 million principal balance on our Amended Credit Facility, $32.0 million in surplus notes maturing in 2034, and $817.8 million of stockholders' equity, including the Deferred Gain. Outstanding debt was 11.1% of total capitalization, including the Deferred Gain, as of December 31, 2013.
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

Our insurance subsidiaries had $336.7 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at December 31, 2013. We believe that our subsidiaries' liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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
Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The amount of capital in our insurance subsidiaries is maintained relative to standardized capital adequacy measures such as risk-based capital (RBC), as established by the National Association of Insurance Commissioners. The RBC standard was designed to provide a measure by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of RBC. Each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements that correspond to any level of regulatory action at December 31, 2013.
Various state regulations require us to keep securities or letters of credit on deposit with certain states in which we do business. Securities having a fair market value of $602.4 million and $530.6 million were on deposit at December 31, 2013 and 2012, respectively. These laws and regulations govern both the amount and types of fixed maturity securities that are eligible for deposit. Additionally, certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of securities held in trust for the benefit of ceding reinsurers was $32.2 million and $35.0 million at December 31, 2013 and 2012, respectively.
Cash Flows
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows.

	Years Ended December 31,
	2013	2012	2011
Cash and cash equivalents provided by (used in):	(in thousands)
Operating activities	$163,725	$131,249	$42,384
Investing activities	(258,890)	(184,424)	199,990
Financing activities	(10,993)	(58,464)	(109,899)
(Decrease) increase in cash and cash equivalents	$(106,158)	$(111,639)	$132,475
Operating Activities. Major components of net cash provided by operating activities in 2013 included net premiums received of $624.0 million, investment income received of $78.8 million, and amounts recovered from reinsurers of $33.1 million. These were partially offset by claims payments of $365.9 million, underwriting and other operating expenses paid of $131.2 million (including premium taxes paid of $22.7 million), and commissions paid of $75.1 million.
Major components of net cash provided by operating activities in 2012 included net premiums received of $508.7 million, investment income received of $79.6 million, and amounts recovered from reinsurers of $38.2 million. These were partially offset by claims payments of $315.1 million, underwriting and other operating expenses paid of $124.9 million (including premium taxes paid of $16.9 million), and commissions paid of $55.2 million.
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
Investing Activities. The majority of net cash used in investing activities in 2013 and 2012 was related to the investment of premiums received and the reinvestment of funds from maturities and redemptions. The major sources of net cash provided by investing activities in 2011 were the sale of certain fixed maturity securities and from maturities and redemptions of other investments during the year.
Financing Activities. The majority of cash used in financing activities in 2013 was to pay stockholder dividends and to pay down $10 million on the line of credit provided by the Amended Credit Facility. The majority of cash used in financing activities in 2012 and 2011 was to repurchase $41.8 million and $92.0 million of our common stock, respectively, to pay dividends to stockholders, and to pay down $10.0 million on the line of credit provided by the Amended Credit Facility in each of 2012 and 2011.
Investments
The cost or amortized cost of our investment portfolio was $2.21 billion and the fair value was $2.34 billion as of December 31, 2013.
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
As of December 31, 2013, our investment portfolio, which is classified as available-for-sale, consisted of 93.1% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.2 at December 31, 2013. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be “AA-.” Our fixed maturity securities portfolio had a weighted average quality of “AA-” as of December 31, 2013, with 59.0% of the portfolio rated “AA” or better, based on market value.
We carry our portfolio of equity securities on our balance sheet at fair value. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. Equity securities represented 6.9% of our investment portfolio at December 31, 2013.
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
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average book yield, and the average tax equivalent yield based on the fair value of each category of invested assets as of December 31, 2013.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield
	(in thousands, except percentages)
U.S. Treasuries	$170,897	7.3%	2.0%	2.0%
U.S. Agencies	68,118	2.9	2.7	2.7
States and municipalities	735,180	31.4	3.8	5.5
Corporate securities	833,296	35.5	3.4	3.4
Residential mortgaged-backed securities	258,431	11.0	3.6	3.6
Commercial mortgaged-backed securities	65,110	2.8	2.7	2.7
Asset-backed securities	51,514	2.2	0.9	0.9
Equity securities	162,312	6.9	4.3	5.7
Total investments	$2,344,858	100.0%
Weighted average yield			3.4%	4.0%

The following table shows the percentage of total estimated fair value of our fixed maturity securities as of December 31, 2013 by credit rating category, using the lower of ratings assigned by Moody's Investor Service and/or Standard & Poor's.

Rating	Percentage of Total Estimated Fair Value
“AAA”	10.8%
“AA”	48.2
“A”	27.7
“BBB”	13.1
Below Investment Grade	0.2
Total	100.0%
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
Based on our review of fixed maturity and equity securities, we believe that we appropriately identified the declines in the fair values of our unrealized losses for the years ended December 31, 2013 and 2012. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or maturity.
Based on reviews of the equity securities, the Company recognized an impairment of $0.1 million and $0.7 million in the fair values of one and eleven equity securities for the years ended December 31, 2013 and 2012, respectively, as a result of the severity and duration of the change in fair values of those securities.

The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of our investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2013	(in thousands)
Fixed maturity securities
U.S. Treasuries	$163,951	$7,073	$(127)	$170,897
U.S. Agencies	64,985	3,137	(4)	68,118
States and municipalities	698,979	40,595	(4,394)	735,180
Corporate securities	814,283	28,671	(9,658)	833,296
Residential mortgage-backed securities	255,187	7,979	(4,735)	258,431
Commercial mortgage-backed securities	67,066	316	(2,272)	65,110
Asset-backed securities	51,613	54	(153)	51,514
Total fixed maturity securities	2,116,064	87,825	(21,343)	2,182,546
Equity securities	89,689	72,844	(221)	162,312
Total investments	$2,205,753	$160,669	$(21,564)	$2,344,858

At December 31, 2012
Fixed maturity securities
U.S. Treasuries	$138,839	$13,651	$—	$152,490
U.S. Agencies	88,202	5,765	—	93,967
States and municipalities	689,776	68,740	—	758,516
Corporate securities	627,047	49,461	(265)	676,243
Residential mortgage-backed securities	236,461	16,488	(97)	252,852
Commercial mortgage-backed securities	54,755	1,410	(45)	56,120
Asset-backed securities	34,062	211	(33)	34,240
Total fixed maturity securities	1,869,142	155,726	(440)	2,024,428
Equity securities	81,067	45,399	(1,380)	125,086
Total investments	$1,950,209	$201,125	$(1,820)	$2,149,514
The amortized cost and estimated fair value of fixed maturity securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$147,157	$149,369
Due after one year through five years	777,480	812,822
Due after five years through ten years	655,280	676,124
Due after ten years	162,281	169,176
Mortgage and asset-backed securities	373,866	375,055
Total	$2,116,064	$2,182,546
Net realized and unrealized investment gains (losses) on fixed maturity and equity securities were as follows:

	December 31,
	2013	2012	2011
Net realized gains:	(in thousands)
Fixed maturity securities	$754	$3,774	$19,315
Equity securities	8,775	1,274	846
	$9,529	$5,048	$20,161
Change in unrealized (losses) gains:
Fixed maturity securities	$(88,803)	$8,803	$47,897
Equity securities	28,603	10,935	2,235
	$(60,200)	$19,738	$50,132

Net investment income was as follows:

	December 31,
	2013	2012	2011
	(in thousands)
Fixed maturity securities	$69,458	$71,293	$80,361
Equity securities	3,812	3,248	1,885
Cash equivalents and restricted cash	99	351	279
	73,369	74,892	82,525
Investment expenses	(2,605)	(2,529)	(2,408)
Net investment income	$70,764	$72,363	$80,117
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of December 31, 2013.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$16,641	$6,044	$8,012	$2,585	$—
Notes payable(1)	133,018	12,424	63,698	2,836	54,060
Capital leases	3,015	1,518	1,003	494	—
Losses and LAE reserves(2)(3)	2,330,491	335,031	388,897	238,241	1,368,322
Total contractual obligations	$2,483,165	$355,017	$461,610	$244,156	$1,422,382

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of December 31, 2013. The interest rates range from 1.42% to 4.49%.

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

(3)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which were as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Reinsurance recoverables, excluding bad debt allowance, on unpaid losses and LAE	$(743,055)	$(38,467)	$(74,013)	$(69,962)	$(560,613)
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
Reserves for Losses and LAE
Accounting for workers' compensation insurance requires us to estimate the liability for the expected ultimate cost of unpaid losses and LAE (loss reserves) as of a balance sheet date. Loss reserve estimates are inherently uncertain because the ultimate amount we pay for many of the claims we have incurred as of the balance sheet date will not be known for many years. Our estimate of loss reserves is intended to equal the difference between the expected ultimate losses and LAE of all claims that have occurred as of a balance sheet date and amounts already paid. We establish loss reserves based on our own analysis of emerging claims experience and environmental conditions in our markets and review of the results of various actuarial projections. Our aggregate carried reserve for unpaid losses and LAE is the sum of our reserves for each accident year and represents our best estimate of outstanding loss reserves.
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
A portion of our obligations for losses and LAE are ceded to unaffiliated reinsurers. The amount of reinsurance that will be recoverable on our losses and LAE reserves includes both the reinsurance recoverable from our excess of loss reinsurance contracts, as well as reinsurance recoverable under the terms of the LPT Agreement.
Our reserves for unpaid losses and LAE (gross and net of reinsurance), including the main components of such reserves, were as follows:

	As of December 31,
	2013	2012
	(in thousands)
Case reserves	$1,019,174	$955,715
IBNR	1,034,189	979,185
LAE	277,128	296,640
Gross unpaid losses and LAE	2,330,491	2,231,540
Less reinsurance recoverables on unpaid losses and LAE, gross	742,666	805,386
Net unpaid losses and LAE	$1,587,825	$1,426,154
We use actuarial methods to analyze and estimate the aggregate amount of unpaid losses and LAE. Management considers the results of various actuarial projection methods and their underlying assumptions, among other factors, in establishing reserves for unpaid losses and LAE.
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
Each actuarial methodology requires the selection and application of various parameters and assumptions. The key parameters and assumptions include: the pattern with which our aggregate claims data will be paid or will emerge over time; claims cost inflation rates; the effects of legislative benefit changes and/or judicial changes; and trends in the frequency of claims, both overall and by severity of claim. We believe the pattern with which our aggregate claims data will be paid or emerge over time, claims cost inflation rates, and claim frequencies are the most important parameters and assumptions.
In Nevada, one method involves adjusting historical data for inflation. The inflation rates used in the analysis are judgmentally selected based on historical year-to-year movements in the cost of claims observed in our insurance subsidiaries' data and industry-wide data, as well as on broader inflation indices. The results of this method would differ if different inflation rates were selected.
In projections using December 31, 2013 data, the method that uses explicit medical cost inflation assumptions included medical cost inflation assumptions ranging from 2.5% to 5.5%. The selection of medical cost inflation assumptions used has been based on observed recent and longer-term historical medical cost inflation in our claims data and in the U.S. economy more generally. The rate of medical cost inflation, as reflected in our historical medical payments per claim, has averaged approximately 3.3% over the past 10 years. The rate of medical cost inflation in the general U.S. economy, as measured by the consumer price index-medical care, has averaged approximately 3.7% over the past 10 years.
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
Management formally establishes loss reserves for financial statement purposes on a quarterly basis. In doing so, we make reference to the most current analyses of the Consulting Actuary and to that of our internal actuarial staff, including a review of the assumptions and the results of the various actuarial methods used. Comprehensive studies are conducted as of June 30 and December 31 by both internal actuarial staff and the Consulting Actuary. On the alternate quarters, the results of the preceding quarter's studies are updated for actual claim payment activity by internal actuarial staff.
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

The table below provides the actuarial range of estimated liabilities for net unpaid losses and LAE and our carried reserves.

	As of December 31,
	2013	2012	2011
	(in thousands)
Low end of actuarial range	$1,466,005	$1,307,873	$1,227,199
Carried reserves	1,587,436	1,426,154	1,331,523
High end of actuarial range	1,815,094	1,620,565	1,471,971
As of December 31, 2013, California and Nevada represented approximately 79% of our reserves for unpaid losses and LAE on our consolidated balance sheet.
In California, where our operations began in 2002, the actuaries' and management's initial expectations of ultimate losses and patterns of loss emergence and payment were based on benchmarks derived from analyses of historical insurance industry data in California. No historical data from our California insurance subsidiary existed prior to July 1, 2002; however, some historical data was available for the prior years for some of the market segments we entered in California, but was limited as to the number of loss reserve evaluation points available. The industry-based benchmarks were judgmentally adjusted for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers' compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of claims by our California insurance subsidiary has been more favorable than those initial expectations through 2008, due at least in part to the impact of the enactment of major changes in the California workers' compensation environment; however, our recent loss experience, beginning in 2010, indicates an upward trend in medical and indemnity costs that are reflected in our loss reserves. Additionally, our indemnity claims frequency (the number of claims expressed as a percentage of payroll) increased year-over-year in 2013. We assume that increasing medical cost trends will continue and will impact our long-term claims costs and loss reserves.
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
Our insurance subsidiaries have been operating in a period characterized by changing environmental conditions in our major markets, entry into new markets, and operational changes. During periods characterized by such changes, at each evaluation, the actuaries and management must make judgments as to the relative weight to accord to long-term historical and more recent company data, external data, evaluations of environmental and operational changes, and other factors in selecting the methods to use in projecting ultimate losses and LAE, the parameters to incorporate in those methods, and the relative weights to accord to the different projection indications. At each evaluation, management has given weight to new data, recent indications, and evaluations of environmental conditions and changes that implicitly reflect management's expectation as to the degree to which the future will resemble the most recent information and most recent changes, compared with long-term claim payment, claims emergence, and claim cost inflation patterns.
More than 59% of our claims payments during the three years ended December 31, 2013 related to medical care for injured workers. The utilization and cost of medical services in the future is a significant source of uncertainty in the establishment of loss reserves for workers' compensation. Our loss reserves are established based on reviewing the results of actuarial methods, some of which do not contain explicit medical claim cost inflation rates; however, because medical care may be provided to an injured worker over many years, and in some cases decades, the pace of medical claim cost inflation has a significant impact on our ultimate claim payments. For example, if the rate of medical claim cost inflation increases by 1% above the inflation rate that is implicitly included in the loss reserves at December 31, 2013, we estimate that future medical costs over the lifetime of current claims would increase by approximately $95 million on a net-of-reinsurance basis.
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

If the actual unpaid losses and LAE were at the high or the low end of the actuarial range, the impact on our financial results would have been as follows:

	December 31,
	2013	2012	2011
Increase (decrease) in reserves	(in thousands)
At low end of range	$(121,431)	$(118,281)	$(104,324)
At high end of range	227,658	194,411	140,448
Increase (decrease) in equity and net income, net of income tax effect
At low end of range	$78,930	$76,883	$67,811
At high end of range	(147,978)	(126,367)	(91,291)
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
Additionally, any adjustment to the estimated ceded reserves under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also included in losses and LAE incurred in the consolidated statement of comprehensive income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. The table below provides the actuarial range of estimated liabilities for gross unpaid losses and LAE under the LPT Agreement and our carried reserves.

As of December 31,
2013
(in thousands)
Low end of actuarial range	$539,565
LPT carried reserves	612,073
High end of actuarial range	641,838
If the actual gross unpaid losses and LAE under the LPT Agreement were at the high or the low end of the actuarial range, the impact on our financial results, excluding the impact of the contingent profit commission, would have been as follows:

December 31,
2013
Increase (decrease) in reserves	(in thousands)
At low end of range	$(72,508)
At high end of range	29,765
Increase (decrease) in equity and net income resulting from Deferred Gain
At low end of range	$47,130
At high end of range	(19,347)
Reinsurance Recoverables
Reinsurance recoverables represent: (a) amounts currently due from reinsurers on paid losses and LAE; (b) amounts recoverable from reinsurers on case basis estimates of reported losses; and (c) amounts recoverable from reinsurers on actuarial estimates of IBNR for losses and LAE. These recoverables are based on our current estimates of the underlying losses and LAE, and are reported on our consolidated balance sheets separately as assets, as reinsurance does not relieve us of our legal liability to policyholders. We bear credit risk with respect to the reinsurers, which can be significant considering that some of the unpaid losses and LAE remain outstanding for an extended period of time. Reinsurers may refuse or fail to pay losses that we cede to them, or they might delay payment. We are required to pay losses even if a reinsurer refuses or fails to meet its obligations under the applicable reinsurance agreement. We periodically monitor the financial condition and rating agency ratings of our reinsurers. No material amounts due from reinsurers have been written-off as uncollectible since our inception in 2000, and we believe that amounts currently reflected in our consolidated financial statements will similarly not require any material prospective adjustment.
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995 for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were $612.1 million as of December 31, 2013. Losses and LAE paid with respect to the LPT Agreement totaled $637.9 million at December 31, 2013. We account for the LPT Agreement as retroactive reinsurance. Entry into the LPT Agreement resulted in a deferred reinsurance gain that was recorded on our consolidated balance sheet as a liability. The Deferred Gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and the amortization is reflected in losses and LAE. Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the Deferred Gain on our consolidated balance sheet and losses and LAE in our consolidated statement of comprehensive income.
Additionally, we are entitled to receive a contingent commission under the LPT Agreement. The contingent profit is an amount based on the favorable difference between actual paid losses and LAE and expected paid losses and LAE as established in the LPT Agreement. The calculation of actual amounts paid versus expected amounts is determined every five years beginning June 30, 2004 for the first twenty-five years of the agreement. We are paid 30% of the favorable difference between the actual and expected losses and LAE paid at each calculation point. Each quarter, management records its best estimate of the estimated ultimate contingent profit commission through June 30, 2024, which is impacted by estimates for ceded loss and LAE reserves. The related Deferred reinsurance gain–LPT Agreement is amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the contingent profit commission, or through June 30, 2024, and is recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income. Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the contingent commission receivable–LPT Agreement and the Deferred Gain on our consolidated balance sheet and losses and LAE in our consolidated statement of comprehensive income.
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
Fair values of our available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs in accordance with FASB guidance. The Company obtains a quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. The Company also performs quarterly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If differences are noted in this review, the Company may obtain additional information from other pricing services to validate the quoted price. (See Note 6 in the Notes to our Consolidated Financial Statements.)
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
New Accounting Standards
Prior to December 31, 2013, accounting guidance was issued that we either implemented during 2013 or will implement in future periods. None of this guidance had or is expected to have a material effect on our consolidated financial condition or results of operations. (See Note 5 in the Notes to our Consolidated Financial Statements.)
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
Interest Rate Risk
Investments
The fair value of our fixed maturity securities portfolio is exposed to interest rate risk, the risk of loss in fair value resulting from changes in prevailing interest rates, which we strive to limit by managing duration. Our investments (excluding cash and cash equivalents) had a duration of 4.2 at December 31, 2013. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the impact of interest rate changes on our liquidity obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of December 31, 2013. The estimated changes in fair values on our fixed maturity securities including short-term investments, valued at $2.2 billion as of December 31, 2013, based on specific changes in interest rates are as follows:

Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in thousands, except percentages)
300 basis point rise	$(241,688)	(11.1)%
200 basis point rise	(167,601)	(7.7)
100 basis point rise	(86,878)	(4.0)
50 basis point decline	43,259	2.0
100 basis point decline	82,557	3.8
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on FASB guidance related to “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of December 31, 2013, the par value of our residential mortgage-backed securities holdings was $249.7 million, and the amortized cost was 102.2% of par value. Since a majority of our mortgage-backed securities were purchased at a premium or discount that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The residential mortgage-backed securities portion of the portfolio totaled 11.0% of total investments as of December 31, 2013. Agency-backed residential mortgage pass-throughs totaled $256.9 million, or 99.4%, of the residential mortgage-backed securities portion of the portfolio as of December 31, 2013.
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
The table below shows the sensitivity of our equity securities to price changes as of December 31, 2013:

	Cost	Fair Value	10%Fair Value Decrease	Pre-tax Impact on Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Total Equity Securities
	(in thousands)
Total domestic equities	$89,689	$162,312	$146,081	$(16,231)	$178,543	$16,231
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

Item 8. Financial Statements and Supplementary Data

Page
Management's Report on Internal Control Over Financial Reporting	47
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	48
Report of Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets as of December 31, 2013 and 2012	50
Consolidated Statements of Income and Comprehensive Income for each of the three years ended December 31, 2013	51
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2013	52
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2013	53
Notes to Consolidated Financial Statements	54

The following financial statement schedules are filed in Item 15 of Part IV of this report:

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	79
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	84

Pursuant to Rule 7-05 of Regulation S-X, Schedules I, III, IV and V have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Employers Holdings, Inc. and its Subsidiaries (collectively, the Company) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive officer and principal financial officer, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP).
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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (COSO Framework).
Based on this assessment, management did not identify any material weaknesses in the internal control over financial reporting and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.
The Company's independent registered public accounting firm, Ernst & Young LLP, has independently assessed the effectiveness of the Company's internal control over financial reporting. A copy of their report is included in Item 8 of this report.

February 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Employers Holdings, Inc. and Subsidiaries

We have audited Employers Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Employers Holdings, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Employers Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Employers Holdings, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
February 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Employers Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Employers Holdings, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Employers Holdings, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Employers Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
February 20, 2014

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
	2013	2012
Assets	(in thousands, except share data)
Available for sale:
Fixed maturity securities at fair value (amortized cost $2,116,064 at December 31, 2013 and $1,869,142 at December 31, 2012)	$2,182,546	$2,024,428
Equity securities at fair value (cost $89,689 at December 31, 2013 and $81,067 at December 31, 2012)	162,312	125,086
Total investments	2,344,858	2,149,514
Cash and cash equivalents	34,503	140,661
Restricted cash and cash equivalents	6,564	5,353
Accrued investment income	20,255	19,356
Premiums receivable, less bad debt allowance of $7,064 at December 31, 2013 and $5,957 at December 31, 2012	279,080	223,011
Reinsurance recoverable for:
Paid losses	8,412	9,467
Unpaid losses, including bad debt allowance of $389 at December 31, 2013	742,666	805,386
Deferred policy acquisition costs	43,532	38,852
Deferred income taxes, net	58,062	26,231
Property and equipment, net	16,616	14,680
Intangible assets, net	9,685	10,558
Goodwill	36,192	36,192
Contingent commission receivable–LPT Agreement	25,104	19,141
Other assets	17,920	12,937
Total assets	$3,643,449	$3,511,339

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,330,491	$2,231,540
Unearned premiums	303,967	265,149
Total claims and policy liabilities	2,634,458	2,496,689
Commissions and premium taxes payable	45,314	40,825
Accounts payable and accrued expenses	18,711	19,522
Deferred reinsurance gain—LPT Agreement	249,072	281,043
Notes payable	102,000	112,000
Other liabilities	25,191	21,879
Total liabilities	$3,074,746	$2,971,958

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 54,672,904 and 54,144,453 shares issued and 31,299,930 and 30,771,479 shares outstanding at December 31, 2013 and 2012, respectively	$547	$542
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	338,090	325,990
Retained earnings	502,198	445,850
Accumulated other comprehensive income, net	90,418	129,549
Treasury stock, at cost (23,372,974 shares at December 31, 2013 and 2012)	(362,550)	(362,550)
Total stockholders’ equity	568,703	539,381
Total liabilities and stockholders’ equity	$3,643,449	$3,511,339
See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2013	2012	2011
Revenues	(in thousands, except per share data)
Net premiums earned	$642,349	$501,464	$363,424
Net investment income	70,764	72,363	80,117
Realized gains on investments, net	9,529	5,048	20,161
Other income	939	307	452
Total revenues	723,581	579,182	464,154

Expenses
Losses and loss adjustment expenses	463,579	287,910	262,511
Commission expense	78,258	65,580	47,344
Underwriting and other operating expenses	125,324	124,644	104,140
Interest expense	3,246	3,504	3,642
Total expenses	670,407	481,638	417,637

Net income before income taxes	53,174	97,544	46,517
Income tax benefit	(10,650)	(9,347)	(2,106)
Net income	$63,824	$106,891	$48,623

Comprehensive income
Unrealized (losses) gains during the period (net of tax (benefit) expense of $(17,734), $8,675, and $24,602 for the years ended December 31, 2013, 2012, and 2011, respectively)	$(32,937)	$16,111	$45,691
Reclassification adjustment for realized gains in net income (net of taxes of $3,335, $1,767, and $7,056 for the years ended December 31, 2013, 2012, and 2011, respectively)	(6,194)	(3,281)	(13,105)
Other comprehensive (loss) income, net of tax	(39,131)	12,830	32,586

Total comprehensive income	$24,693	$119,721	$81,209

Earnings per common share (Note 19):
Basic	$2.05	$3.40	$1.30
Diluted	$2.00	$3.37	$1.30
Cash dividends declared per common share	$0.24	$0.24	$0.24

Realized gains on investments, net
Net realized gains on investments before credit related impairments on fixed maturity and equity securities	$9,597	$5,700	$20,255
Other than temporary impairment, credit losses recognized in earnings	(68)	(652)	(94)
Realized gains on investments, net	$9,529	$5,048	$20,161

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock
	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock at Cost	Total Stockholders' Equity
	(in thousands, except share data)

Balance, January 1, 2011	53,779,118	$538	$314,212	$306,828	$84,133	$(228,108)	$477,603
Stock-based compensation (Note 15)	—	—	3,742	—	—	—	3,742
Stock options exercised	92,646	1	1,530	—	—	—	1,531
Vesting of restricted stock units, net of shares withheld to satisfy minimum tax withholding (Note 15)	76,678	1	(513)	—	—	—	(512)
Acquisition of treasury stock (Note 14)	—	—	—	—	—	(92,647)	(92,647)
Dividend to common stockholders	—	—	18	(8,961)	—	—	(8,943)
Net income for the year		—	—	48,623	—	—	48,623
Change in net unrealized gains on investments, net of taxes of $17,546		—	—	—	32,586	—	32,586
Balance, December 31, 2011	53,948,442	$540	$318,989	$346,490	$116,719	$(320,755)	$461,983

Balance, January 1, 2012	53,948,442	$540	$318,989	$346,490	$116,719	$(320,755)	$461,983
Stock-based compensation (Note 15)	—	—	6,141	—	—	—	6,141
Stock options exercised	101,261	1	1,430	—	—	—	1,431
Vesting of restricted stock units, net of shares withheld to satisfy minimum tax withholding (Note 15)	94,750	1	(593)	—	—	—	(592)
Acquisition of treasury stock (Note 14)	—	—	—	—	—	(41,795)	(41,795)
Dividend to common stockholders	—	—	23	(7,531)	—	—	(7,508)
Net income for the year		—	—	106,891	—	—	106,891
Change in net unrealized gains on investments, net of taxes of $6,908		—	—	—	12,830	—	12,830
Balance, December 31, 2012	54,144,453	$542	$325,990	$445,850	$129,549	$(362,550)	$539,381

Balance, January 1, 2013	54,144,453	$542	$325,990	$445,850	$129,549	$(362,550)	$539,381
Stock-based compensation (Note 15)	—	—	5,622	—	—	—	5,622
Stock options exercised	411,295	4	7,352	—	—	—	7,356
Vesting of restricted stock units, net of shares withheld to satisfy minimum tax withholding (Note 15)	117,156	1	(895)	—	—	—	(894)
Dividend to common stockholders	—	—	21	(7,476)	—	—	(7,455)
Net income for the year		—	—	63,824	—	—	63,824
Change in net unrealized gains on investments, net of taxes of $(21,069)		—	—	—	(39,131)	—	(39,131)
Balance, December 31, 2013	54,672,904	$547	$338,090	$502,198	$90,418	$(362,550)	$568,703

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2013	2012	2011
Operating activities	(in thousands)
Net income	$63,824	$106,891	$48,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,080	5,601	6,388
Stock-based compensation	5,622	6,141	3,742
Amortization of premium on investments, net	8,969	7,019	7,242
Deferred income tax benefit	(10,761)	(10,999)	(1,608)
Realized gains on investments, net	(9,529)	(5,048)	(20,161)
Other	241	134	(3,043)
Change in operating assets and liabilities:
Premiums receivable	(57,175)	(62,979)	(48,399)
Reinsurance recoverable on paid and unpaid losses	63,775	136,716	18,889
Federal income taxes recoverable	(3,663)	100	2,055
Unpaid losses and loss adjustment expenses	98,951	(40,823)	(7,366)
Unearned premiums	38,818	70,216	45,448
Accounts payable, accrued expenses and other liabilities	(1,080)	2,132	(5,645)
Deferred reinsurance gain–LPT Agreement	(31,971)	(84,920)	(17,436)
Contingent commission receivable–LPT Agreement	(5,963)	(15,014)	(1,863)
Other	(2,413)	16,082	15,518
Net cash provided by operating activities	163,725	131,249	42,384
Investing activities
Purchase of fixed maturity securities	(514,210)	(444,001)	(217,630)
Purchase of equity securities	(30,499)	(30,979)	(21,080)
Proceeds from sale of fixed maturity securities	52,471	50,465	235,646
Proceeds from sale of equity securities	30,652	16,147	6,246
Proceeds from maturities and redemptions of investments	206,843	227,888	190,449
Proceeds from sale of fixed assets	780	226	396
Capital expenditures and other	(3,716)	(5,116)	(4,687)
Restricted cash and cash equivalents (used in) provided by investing activities	(1,211)	946	10,650
Net cash (used in) provided by investing activities	(258,890)	(184,424)	199,990
Financing activities
Acquisition of treasury stock	—	(41,795)	(91,975)
Cash transactions related to stock-based compensation	6,462	839	1,019
Dividends paid to stockholders	(7,455)	(7,508)	(8,943)
Payments on notes payable	(10,000)	(10,000)	(10,000)
Net cash used in financing activities	(10,993)	(58,464)	(109,899)
Net (decrease) increase in cash and cash equivalents	(106,158)	(111,639)	132,475
Cash and cash equivalents at the beginning of the period	140,661	252,300	119,825
Cash and cash equivalents at the end of the period	$34,503	$140,661	$252,300
Cash paid (received) for income taxes	$3,850	$1,819	$(2,697)
Cash paid for interest	$3,052	$3,375	$3,561
Schedule of non-cash transactions
Financed property and equipment purchases	$3,582	$3,106	$—
 See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2013
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
The Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by the Company's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance based on discrete financial information. Currently, the Company has one operating segment, workers' compensation insurance and related services.
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
2. Changes in Estimates
In 2013, the Company increased its estimate of contingent commission receivable – LPT Agreement as a result of the determination in the fourth quarter of 2013 that an adjustment was necessary to reflect observed favorable paid loss trends. This change in estimate resulted in a $4.3 million cumulative adjustment to the deferred reinsurance gain–LPT Agreement (Deferred Gain), which was also recognized in losses and LAE incurred in the consolidated statement of comprehensive income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement (LPT Contingent Commission Adjustment). This change in estimate increased net income by $4.3 million, or $0.14 per basic and diluted share, respectively.
In 2013, the Company reduced its estimated reserves ceded under the Loss Portfolio Transfer Agreement (LPT Agreement) by $27.5 million. This change in estimate resulted in a $19.0 million cumulative adjustment to the Deferred Gain, which was also recognized in losses and LAE incurred in the consolidated statement of comprehensive income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement (LPT Reserve Adjustment). This change in estimate was the result of the determination that an adjustment was necessary to reflect observed favorable paid loss trends. This change in estimate increased net income by $19.0 million, or $0.61 and $0.59 per basic and diluted share, respectively.
In 2013, the Company reallocated $27.2 million in reserves from non-taxable periods prior to January 1, 2000 to taxable years, which reduced our effective tax rate by 13.9 percentage points for the year ended December 31, 2013. This change in estimate was the result of the determination in the third quarter of 2013 that a reallocation of reserves among accident years was appropriate to address a continuation of observed loss trends. The income tax impact of this change in estimate increased net income by $7.4 million, or $0.24 and $0.23 per basic and diluted share, respectively.
In 2012, the Company reduced its estimated reserves ceded under the LPT Agreement by $100.0 million. This change in estimate resulted in a $73.3 million LPT Reserve Adjustment. This change in estimate was the result of the determination in the fourth quarter of 2012 that an adjustment was necessary to reflect observed favorable paid loss trends. This change in estimate increased net income by $73.3 million, or $2.33 and $2.31 per basic and diluted share, respectively.
In 2012, the Company increased its estimate of contingent commission receivable – LPT Agreement as a result of the determination in the fourth quarter of 2012 that an adjustment was necessary to reflect observed favorable paid loss trends. This change in estimate resulted in a $8.6 million LPT Contingent Commission Adjustment. This change in estimate also resulted in an additional $0.6 million bonus accrual that increased the income tax benefit by $0.2 million during the year ended December 31, 2012. This change in estimate increased net income by $8.2 million, or $0.26 per basic and diluted share.
In 2012, the Company changed the estimate of its guaranty fund assessment liability as a result of the application of new information related to historical payment trends and reflected this change in its financial statements. This change in estimate resulted in a $2.9 million reduction of the accrued liability for guaranty fund assessments, offset by a $0.7 million reduction in the corresponding premium tax asset and a $0.8 million reduction in deferred acquisition costs (DAC) that reduced the Company's underwriting and other operating expense by a total of $1.4 million and reduced the income tax benefit by $0.2 million for the year ended December 31, 2012. This change in estimate increased net income by $1.2 million, or $0.04 per basic and diluted share, for the year ended December 31, 2012.
3. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents is primarily related to funds held in trust to secure the Company's line of credit and for reinsurance. As of December 31, 2013 and 2012, the Company held $28.2 million and $30.8 million, respectively, in trust for reinsurance, of which $3.5 million and $2.5 million was classified as restricted cash and cash equivalents as of December 31, 2013 and 2012, respectively.
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
When, in the opinion of management, a decline in the fair value of an equity security below its cost is considered to be “other-than-temporary,” the equity security's cost is written down to its fair value at the time the other-than-temporary decline is identified. The determination of an other-than-temporary decline for debt securities includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a bifurcation of the write-down may be necessary. If management has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery, the investment is written down to its fair value and the entire impairment is recorded as a realized loss due to credit in the accompanying consolidated statements of comprehensive income. If management does not have the intent to sell or will not be required to sell the debt security but does not expect to recover the amortized cost basis of the debt security, the amount of the other-than-temporary impairment is bifurcated between credit loss and other loss and recorded as a component of realized gains and losses and to other comprehensive income, respectively, in the consolidated statements of comprehensive income. The amount of any write-down is determined by the difference between the cost or amortized cost of the debt security and its fair value at the time the other-than-temporary decline is identified (see Note 7).
Recognition of Revenue and Expense
Revenue Recognition
Premium revenue is recognized over the period of the contract in proportion to the amount of time insurance protection is provided. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine net premiums earned for the policy year. Earned but unbilled premiums include estimated future audit premiums based on the Company's historical experience. These estimates are subject to changes in policyholders' payrolls, economic conditions, and seasonality, and are continually reviewed and adjusted as experience develops or new information becomes known. Any such adjustments are included in current operations; however, they are partially offset by the resulting changes in losses and LAE, commission expenses, and premium taxes. The Company's premiums receivable on the consolidated balance sheet included $40.8 million and $19.6 million of additional premiums expected to be received from policyholders for final audits at December 31, 2013 and 2012, respectively.
The Company establishes a bad debt allowance on its premiums receivable through a charge included in underwriting and other operating expenses in the accompanying consolidated statements of comprehensive income. This bad debt allowance is determined based on estimates and assumptions to project future experience. After all collection efforts have been exhausted, the Company reduces the bad debt allowance for write-offs of premiums receivable that have been deemed uncollectible. The Company had write-offs, net of recoveries of amounts previously written off, of $2.5 million, $1.9 million, and $2.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Deferred Policy Acquisition Costs
Policy acquisition costs, consisting of commissions, premium taxes, and certain other underwriting costs that vary with, and are primarily related to, the successful production of new or renewal business are deferred and amortized as the related premiums are earned. Amortization of deferred policy acquisition costs for the years ended December 31, 2013, 2012, and 2011, was $96.9 million, $85.9 million, and $74.5 million, respectively.
A premium deficiency would exist if expected future losses and LAE, expected policyholder dividends, deferred policy acquisition costs, and expected policy maintenance costs, offset by anticipated investment income, exceed the related unearned premiums. A premium deficiency would reduce the value of deferred policy acquisition costs. If the deficiency exceeded the deferred policy acquisition costs, a separate liability would be accrued for the excess deficiency. There was no premium deficiency at December 31, 2013 or 2012.
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
Reinsurance
In the ordinary course of business and in accordance with general insurance industry practices, the Company purchases excess of loss reinsurance to protect the Company against the impact of large and/or catastrophic losses in its workers' compensation business. Additionally, the Company is a party to a 100% quota share retroactive reinsurance agreement (see Note 11). This reinsurance reduces the financial impact of such losses on current operations and the equity of the Company. Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance coverage provided. It does not, however, discharge the Company from its liability to its policyholders in the event the reinsurer is unable or unwilling to meet its obligations under its reinsurance agreement with the Company.
Net premiums earned and losses and LAE incurred are stated in the accompanying consolidated statements of comprehensive income after deduction of amounts ceded to reinsurers. Balances due from reinsurers on unpaid losses, including an estimate of such recoverables related to reserves for incurred but not reported losses, are reported as assets and are included in reinsurance recoverables even though amounts due on unpaid losses and LAE are not recoverable from the reinsurer until such losses are paid. Recoverables from reinsurers on unpaid losses and LAE amounted to $0.7 billion and $0.8 billion at December 31, 2013 and 2012, respectively.
Ceded losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the relevant reinsurance agreement.
The 100% quota share retroactive reinsurance agreement was entered into in 1999 by the Nevada State Industrial Insurance System (the Fund) and assumed by EICN, which the Company refers to as the LPT Agreement (see Note 11). Loss expenses are deemed to be 7% of total losses paid and are paid to the Company as compensation for management of the claims under the LPT Agreement. The Company accounts for this transaction as retroactive reinsurance, whereby the initial deferred gain was recorded as a liability in the accompanying consolidated balance sheets as Deferred reinsurance gain–LPT Agreement. This gain is amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and is recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income. Any adjustment to the estimated reserves ceded under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the consolidated statement of comprehensive income, such that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement.
Additionally, the Company is entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit is equal to 30% of the favorable difference between actual paid losses and LAE and expected paid losses and LAE as established in the LPT Agreement based on losses paid through June 30, 2024. The contingent profit commission is paid every five years beginning June 30, 2004 for the first twenty-five years of the agreement. The Company is paid 30% of the favorable difference between the actual and expected losses and LAE paid at each calculation point. The Company could be required to return any previously received contingent profit commission, plus interest, in the event of unfavorable differences through June 30, 2024. The Company records its estimate of contingent profit commission in the accompanying consolidated balance sheets as Contingent commission receivable–LPT Agreement and a corresponding liability is recorded on the accompanying consolidated balance sheets in Deferred reinsurance gain–LPT Agreement. The Contingent commission receivable–LPT Agreement is reduced as amounts are received from participating reinsurers. The related Deferred reinsurance gain–LPT Agreement is amortized using the recovery method. The amortization of the contingent profit commission is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the contingent profit commission (through June 30, 2024), and is recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income. Any adjustment to the contingent profit commission under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the consolidated statement of comprehensive income, such that the Deferred Gain reflects the balance that would have existed had the revised contingent profit commission been recognized at the inception of the LPT Agreement.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation (see Note 8). Expenditures for maintenance and repairs are charged against operations as incurred.
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
In assessing whether deferred tax assets will be realized, the Company considers whether it is more likely than not that it will generate future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. If necessary, a valuation allowance is established to reduce the deferred tax assets to the amounts that are more likely than not to be realized.
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, investments, premiums receivable, and reinsurance recoverable balances.

Cash equivalents include investments in money market securities and securities backed by the U.S. government. Investments are diversified throughout many industries and geographic regions. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and cash equivalents and investments.
At December 31, 2013 and 2012, the outstanding premiums receivable balance was generally diversified due to the large number of entities composing the Company's policyholder base and their dispersion across many different industries. The Company also has recoverables from its reinsurers. Reinsurance contracts do not relieve the Company of its obligations to claimants or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company obtains collateral to mitigate the risks related to reinsurance insolvencies. At December 31, 2013, $5.8 million was collateralized by cash or letters of credit and an additional $1.3 billion was in trust accounts for reinsurance related to the LPT Agreement.
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
The following methods and assumptions were used by the Company in estimating the fair value for financial instruments in the accompanying consolidated financial statements and in these notes for the years ended 2013 and 2012:
Cash and cash equivalents, premiums receivable, and accrued expenses and other liabilities. The carrying amounts for these financial instruments as reported in the accompanying consolidated balance sheets approximate their fair values.
Investments. The estimated fair values for available-for-sale securities generally represent quoted market prices for securities traded in the public marketplace or estimated values for securities not traded in the public marketplace. Additional data with respect to fair values of the Company's investment securities is disclosed in Note 6.
Goodwill and Other Intangible Assets
The Company tests for impairment of goodwill and non-amortizable intangible assets in the fourth quarter of each year. At the end of each quarter, management considers the results of the previous analysis as well as any recent developments that may constitute triggering events requiring the impairment analysis of goodwill and other intangible assets to be updated. The Company has assessed the effects of current economic conditions on the Company's financial condition and results of operations and changes in the Company's stock price and determined that there were no impairments as of December 31, 2013 and 2012.
Intangible assets related to state licenses are not subject to amortization. Intangibles related to insurance relationships will be amortized in proportion to the expected period of benefit over the next five years.
The gross carrying value, accumulated amortization, and net carrying value for the Company's intangible assets, by major class, as of December 31, were as follows:

	2013			2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
State licenses	$7,700		$7,700	$7,700		$7,700
Insurance relationships	9,400	$(7,415)	1,985	9,400	$(6,542)	2,858
Total	$17,100	$(7,415)	$9,685	$17,100	$(6,542)	$10,558

During the years ended December 31, 2013, 2012, and 2011, the Company recognized $0.9 million, $1.2 million, and $1.6 million in amortization expenses, respectively. These amortization expenses are included in the accompanying consolidated statements of comprehensive income in underwriting and other operating expenses. Amortization expense is expected to be as follows:

Year	Amount
(in thousands)
2014	$651
2015	489
2016	371
2017	285
2018	189
Total	$1,985
Stock-Based Compensation
The Company issues stock-based payments, which are recognized in the consolidated statements of comprehensive income based on their estimated fair values over the employees' service period (see Note 15).
4. Deferred Policy Acquisition Costs
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
5. New Accounting Standards
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
In September 2013, the Internal Revenue Service issued final regulations governing the income tax treatment of acquisitions, dispositions, and repairs of tangible property, Final Tangible Property Regulations Under Sections 162 and 263 (T.D. 9636). Taxpayers are required to follow the new regulations in taxable years beginning on or after January 1, 2014. The Company does not expect that these regulations will have a material impact on the Company's consolidated financial condition or results of operations.

6. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company's financial instruments as of December 31, were as follows:

	2013		2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets	(in thousands)
Investments (Note 7)	$2,344,858	$2,344,858	$2,149,514	$2,149,514
Cash and cash equivalents	34,503	34,503	140,661	140,661
Restricted cash and cash equivalents	6,564	6,564	5,353	5,353
Financial liabilities
Notes payable (Note 12)	$102,000	$105,540	$112,000	$118,207
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
The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:
Fair values of available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs. The Company obtains a quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. The Company also performs a quarterly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If differences are noted in this review, the Company may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to prices obtained from third party pricing services as of December 31, 2013 or 2012 that were material to the consolidated financial statements.
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

The following table presents the items in the accompanying consolidated balance sheets that are stated at fair value and the fair value measurements.

	December 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$170,897	$—	$—	$152,490	$—
U.S. Agencies	—	68,118	—	—	93,967	—
States and municipalities	—	735,180	—	—	758,516	—
Corporate securities	—	833,296	—	—	676,243	—
Residential mortgage-backed securities	—	258,431	—	—	252,852	—
Commercial mortgage-backed securities	—	65,110	—	—	56,120	—
Asset-backed securities	—	51,514	—	—	34,240	—
Total fixed maturity securities	$—	$2,182,546	$—	$—	$2,024,428	$—
Equity securities	$162,312	$—	$—	$125,086	$—	$—
The Company had no Level 3 investment activity during the years ended December 31, 2013 and 2012.
7. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2013	(in thousands)
Fixed maturity securities
U.S. Treasuries	$163,951	$7,073	$(127)	$170,897
U.S. Agencies	64,985	3,137	(4)	68,118
States and municipalities	698,979	40,595	(4,394)	735,180
Corporate securities	814,283	28,671	(9,658)	833,296
Residential mortgage-backed securities	255,187	7,979	(4,735)	258,431
Commercial mortgage-backed securities	67,066	316	(2,272)	65,110
Asset-backed securities	51,613	54	(153)	51,514
Total fixed maturity securities	2,116,064	87,825	(21,343)	2,182,546
Equity securities	89,689	72,844	(221)	162,312
Total investments	$2,205,753	$160,669	$(21,564)	$2,344,858

At December 31, 2012
Fixed maturity securities
U.S. Treasuries	$138,839	$13,651	$—	$152,490
U.S. Agencies	88,202	5,765	—	93,967
States and municipalities	689,776	68,740	—	758,516
Corporate securities	627,047	49,461	(265)	676,243
Residential mortgage-backed securities	236,461	16,488	(97)	252,852
Commercial mortgage-backed securities	54,755	1,410	(45)	56,120
Asset-backed securities	34,062	211	(33)	34,240
Total fixed maturity securities	1,869,142	155,726	(440)	2,024,428
Equity securities	81,067	45,399	(1,380)	125,086
Total investments	$1,950,209	$201,125	$(1,820)	$2,149,514

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$147,157	$149,369
Due after one year through five years	777,480	812,822
Due after five years through ten years	655,280	676,124
Due after ten years	162,281	169,176
Mortgage and asset-backed securities	373,866	375,055
Total	$2,116,064	$2,182,546
The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of December 31, 2013 and 2012.

	December 31, 2013			December 31, 2012
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
Less than 12 months:	(dollars in thousands)
Fixed maturity securities
U.S. Treasuries	$22,242	$(127)	7	$—	$—	—
U.S. Agencies	1,631	(4)	1	—	—	—
States and municipalities	127,965	(4,394)	34	—	—	—
Corporate securities	326,608	(9,536)	112	36,338	(265)	12
Residential mortgage-backed securities	129,586	(4,170)	58	14,629	(28)	6
Commercial mortgage-backed securities	35,878	(1,372)	9	10,432	(45)	4
Asset-backed securities	25,825	(52)	13	16,714	(33)	5
Total fixed maturity securities	669,735	(19,655)	234	78,113	(371)	27
Equity securities	6,140	(208)	17	11,645	(1,207)	35
Total less than 12 months	$675,875	$(19,863)	251	$89,758	$(1,578)	62

Greater than 12 months:
Fixed maturity securities
Corporate securities	$6,174	$(122)	3	$—	$—	—
Residential mortgage-backed securities	5,609	(565)	11	2,341	(69)	17
Commercial mortgage-backed securities	9,324	(900)	3	—	—	—
Asset-backed securities	8,938	(101)	3	—	—	—
Total fixed maturity securities	30,045	(1,688)	20	2,341	(69)	17
Equity securities	303	(13)	1	456	(173)	4
Total greater than 12 months	$30,348	$(1,701)	21	$2,797	$(242)	21

Total available-for-sale:
Fixed maturity securities
U.S. Treasuries	$22,242	$(127)	7	$—	$—	—
U.S. Agencies	1,631	(4)	1	—	—	—
States and municipalities	127,965	(4,394)	34	—	—	—
Corporate securities	332,782	(9,658)	115	36,338	(265)	12
Residential mortgage-backed securities	135,195	(4,735)	69	16,970	(97)	23
Commercial mortgage-backed securities	45,202	(2,272)	12	10,432	(45)	4
Asset-backed securities	34,763	(153)	16	16,714	(33)	5
Total fixed maturity securities	699,780	(21,343)	254	80,454	(440)	44
Equity securities	6,443	(221)	18	12,101	(1,380)	39
Total available-for-sale	$706,223	$(21,564)	272	$92,555	$(1,820)	83

Based on reviews of the fixed maturity securities, the Company determined that unrealized losses for the years ended December 31, 2013 and 2012 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent on not selling the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or to maturity.
Based on reviews of the equity securities for the years ended December 31, 2013 and 2012, the Company recognized total impairments of $0.1 million and $0.7 million in the fair values of one and eleven equity securities as a result of the severity and duration of the change in fair values of those securities as of December 31, 2013 and 2012, respectively.
Realized gains on investments, net and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Realized gains on investments, net
Fixed maturity securities
Gross gains	$761	$3,779	$19,463
Gross losses	(7)	(5)	(148)
Realized gains on fixed maturity securities, net	$754	$3,774	$19,315
Equity securities
Gross gains	$9,093	$2,156	$1,169
Gross losses	(318)	(882)	(323)
Realized gains on equity securities, net	$8,775	$1,274	$846
Total	$9,529	$5,048	$20,161

Change in unrealized (losses) gains
Fixed maturity securities	$(88,803)	$8,803	$47,897
Equity securities	28,603	10,935	2,235
Total	$(60,200)	$19,738	$50,132
Net investment income was as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Fixed maturity securities	$69,458	$71,293	$80,361
Equity securities	3,812	3,248	1,885
Cash equivalents and restricted cash	99	351	279
	73,369	74,892	82,525
Investment expenses	(2,605)	(2,529)	(2,408)
Net investment income	$70,764	$72,363	$80,117
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with the states in which it does business. As of December 31, 2013 and 2012, securities having a fair value of $602.4 million and $530.6 million, respectively, were on deposit. These laws and regulations govern not only the amount but also the type of security that is eligible for deposit. The deposits are limited to fixed maturity securities in all states. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of securities held in trust for reinsurance at December 31, 2013 and 2012 was $32.2 million and $35.0 million, respectively. The Company's debt was secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $95.1 million and $110.4 million at December 31, 2013 and 2012, respectively.

8. Property and Equipment
Property and equipment consists of the following:

	As of December 31,
	2013	2012
	(in thousands)
Furniture and equipment	$2,896	$2,896
Leasehold improvements	4,439	4,309
Computers and software	38,146	33,477
Automobiles	1,208	1,369
	46,689	42,051
Accumulated amortization and depreciation	(30,073)	(27,371)
Property and equipment, net	$16,616	$14,680
Depreciation and amortization expenses related to property and equipment for the years ended December 31, 2013, 2012, and 2011 were $5.2 million, $4.4 million, and $4.8 million, respectively. Internally developed software costs of $0.8 million and $0.9 million were capitalized during the years ended December 31, 2013 and 2012, respectively.
9. Income Taxes
The Company files a consolidated federal income tax return. The insurance subsidiaries pay premium taxes on gross premiums written in lieu of some states' income or franchise taxes.
The provision for income taxes consisted of the following:

	Years Ended December 31,
	2013	2012	2011
Current tax (benefit) expense:	(in thousands)
Federal	$89	$1,964	$(652)
State	22	(312)	154
Total current tax (benefit) expense	111	1,652	(498)
Deferred federal tax (benefit) expense	(10,761)	(10,999)	(1,608)
Income tax (benefit) expense	$(10,650)	$(9,347)	$(2,106)
The difference between the statutory federal tax rate of 35% and the Company's effective tax rate on net income before income taxes as reflected in the consolidated statements of comprehensive income was as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Expense computed at statutory rate	$18,611	$34,140	$16,281
Dividends received deduction and tax-exempt interest	(9,033)	(9,304)	(11,409)
Pre-Privatization reserve adjustments, excluding LPT	(7,400)	—	(1,602)
LPT deferred gain amortization	(6,632)	(9,305)	(6,755)
LPT Reserve Adjustment	(6,645)	(25,672)	—
Other	449	794	1,379
Income tax (benefit) expense	$(10,650)	$(9,347)	$(2,106)
On January 1, 2000, EICN assumed the assets, liabilities, and operations of the Fund pursuant to legislation passed in the 1999 Nevada Legislature (the Privatization). Prior to the Privatization, the Fund was a part of the State of Nevada and therefore was not subject to federal income tax; accordingly, it did not take an income tax deduction with respect to the establishment of its unpaid loss and LAE reserves. Due to favorable loss experience after the Privatization, it was determined that certain of the pre-Privatization unpaid loss and LAE reserves assumed by EICN as part of the Privatization were no longer necessary and the unpaid loss and LAE reserves were reduced accordingly. Such downward adjustments of pre-Privatization unpaid loss reserves increases GAAP net income, but does not increase taxable income. There were downward adjustments of pre-Privatization unpaid loss reserves of $27.5 million and $4.6 million for the years ended December 31, 2013 and 2011, respectively.

The LPT Reserve Adjustments for the years ended December 31, 2013 and 2012 increased GAAP net income by $19.0 million and $73.3 million, respectively, but did not increase taxable income. The LPT Contingent Commission Adjustment during the fourth quarter of 2012 increased net income by $8.6 million, but did not increase taxable income.
As of December 31, 2013 and 2012, the Company had no unrecognized tax benefits.
Tax years 2008 through 2012 are subject to full examination by the federal taxing authority. Tax year 2006 is open to examination by the federal taxing authority only to the extent of benefits from the carry-back of certain capital losses from tax years 2008 and 2009. Currently, tax years 2006 through 2011 are under review by the federal taxing authority.
The significant components of deferred income taxes, net, were as follows as of December 31:

	2013		2012
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Unrealized capital gains, net	$—	$48,687	$—	$69,756
Deferred policy acquisition costs	—	15,323	—	13,692
Intangible assets	—	3,390	—	3,695
Loss reserve discounting for tax reporting	57,945	—	57,722	—
Unearned premiums	20,639	—	18,119	—
Allowance for bad debt	2,608	—	2,085	—
Stock based compensation	4,603	—	4,339	—
Accrued liabilities	8,292	—	5,095	—
Minimum tax credit	13,177	—	13,090	—
Net operating loss carryforward	22,832	—	15,111	—
Other	1,169	5,803	1,401	3,588
Total	$131,265	$73,203	$116,962	$90,731
Deferred income taxes, net	$58,062		$26,231
At December 31, 2013, the Company had a $65.2 million net operating loss carryforward. This is due to expire beginning 2029 through 2032.
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

10. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,231,540	$2,272,363	$2,279,729
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	805,386	940,840	956,043
Net unpaid losses and LAE at beginning of period	1,426,154	1,331,523	1,323,686
Losses and LAE, net of reinsurance, incurred in:
Current year	494,579	386,044	280,683
Prior years	6,934	1,800	1,127
Total net losses and LAE incurred during the period	501,513	387,844	281,810
Deduct payments for losses and LAE, net of reinsurance, related to:
Current year	78,523	67,672	55,405
Prior years	261,708	225,541	218,568
Total net payments for losses and LAE during the period	340,231	293,213	273,973
Ending unpaid losses and LAE, net of reinsurance	1,587,436	1,426,154	1,331,523
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	743,055	805,386	940,840
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,330,491	$2,231,540	$2,272,363
Total net losses and LAE included in the above table excludes the impact of the amortization of the Deferred Gain and the LPT Reserve Adjustment (Note 11).
The increase in the estimate of incurred losses and LAE attributable to insured events in prior years in 2013 included $5.0 million related to actual paid losses that were more than expected and the impact of new information on selected patterns of claims emergence and payment used in the projection of future loss payments and $1.9 million related to the Company's assigned risk business. In 2012 and 2011, the increase in the estimate of incurred losses and LAE attributable to insured events in prior years was primarily related to the Company's assigned risk business.
In California, where the Company's operations began on July 1, 2002, the actuaries' and management's initial expectations of ultimate losses and patterns of loss emergence and payment were based on benchmarks derived from analyses of historical insurance industry data in California. No historical data from the Company's California insurance subsidiary existed prior to July 1, 2002; however, some historical data was available for the prior years for some of the market segments the Company entered in California, but was limited as to the number of loss reserve evaluation points available. The industry-based benchmarks were judgmentally adjusted for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers' compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of claims by the Company's California insurance subsidiary has been more favorable than those initial expectations through 2008, due at least in part to the enactment of the major changes in the California workers' compensation environment; however, our recent loss experience, beginning in 2010, indicates an upward trend in medical costs that is reflected in our loss reserves. Additionally, the Company's indemnity claims frequency (the number of claims expressed as a percentage of payroll) increased year-over-year in 2013. The Company's estimates assume that increasing medical cost trends will continue and will impact our long-term claims costs and loss reserves.
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
Loss reserves shown in the consolidated balance sheets are net of $22.9 million and $21.0 million for anticipated subrogation recoveries as of December 31, 2013 and 2012, respectively.

11. Reinsurance
The Company is involved in the cession and assumption of reinsurance with non-affiliated companies. Risks are reinsured with other companies on both a quota share and excess of loss basis.
Reinsurance transactions reflected in the accompanying consolidated statements of comprehensive income were as follows:

	Years Ended December 31,
	2013		2012		2011
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Direct premiums	$680,459	$645,449	$575,373	$507,770	$416,106	$369,365
Assumed premiums	9,412	8,305	4,954	4,345	2,406	2,533
Gross premiums	689,871	653,754	580,327	512,115	418,512	371,898
Ceded premiums	(11,405)	(11,405)	(10,651)	(10,651)	(8,474)	(8,474)
Net premiums	$678,466	$642,349	$569,676	$501,464	$410,038	$363,424
Ceded losses and LAE incurred	$10,732		$2,544		$46,327
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
LPT Agreement
Recoverables from reinsurers on unpaid losses and LAE amounted to $0.7 billion and $0.8 billion at December 31, 2013 and 2012, respectively. At each of December 31, 2013 and 2012, $0.6 billion and $0.7 billion, respectively, of those recoverables was related to the LPT Agreement that was entered into in 1999 by the Fund and assumed by EICN. Under the LPT Agreement, substantially all of the Fund's losses and LAE on claims incurred prior to July 1, 1995, have been ceded to three unaffiliated reinsurers on a 100% quota share basis. Investments have been placed in trust by the three reinsurers as security for payment of the reinsured claims. Under the LPT Agreement, initially $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. Through December 31, 2013, the Company has paid losses and LAE claims totaling $0.6 billion related to the LPT Agreement.
The Company amortized $14.6 million, $17.0 million, and $18.2 million of the Deferred Gain for the years ended December 31, 2013, 2012, and 2011, respectively. Additionally, the Deferred Gain was reduced by $19.0 million and $73.3 million in 2013 and 2012, respectively, due to favorable LPT Reserve Adjustments (Note 2). There was no LPT Reserve Adjustment in 2011.
12. Notes Payable
Notes payable is comprised of the following:

	December 31,
	2013	2012
	(in thousands)
Amended Credit Facility, due December 31, 2015 with variable interest, as described below	$70,000	$80,000
Dekania Surplus Note, due April 30, 2034 with variable interest of 425 basis points above 90-day LIBOR	10,000	10,000
ICONS Surplus Note, due May 26, 2034 with variable interest of 425 basis points above 90-day LIBOR	12,000	12,000
Alesco Surplus Note, due December 15, 2034 with variable interest of 405 basis points above 90-day LIBOR	10,000	10,000
Balance	$102,000	$112,000
On December 28, 2010, the Company entered into the Third Amended and Restated Credit Agreement (Amended Credit Facility) with Wells Fargo Bank, National Association (Wells Fargo), under which the Company is provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at the Company's option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and cash and cash equivalents that had a fair value of $95.1 million at December 31, 2013. The Amended Credit Facility contains customary non-financial covenants and requires EHI to maintain 5% of the aggregate commitment amount of the line of credit in cash and cash equivalents at all times. The Company is currently in compliance with all applicable covenants. Interest paid during the years ended December 31, 2013, 2012, and 2011 totaled $1.6 million, $1.9 million, and $2.0 million, respectively. In accordance with the terms of the contract, a repayment of $10.0 million was made toward the Amended Credit Facility on December 31, 2013.
EPIC has a $10.0 million surplus note to Dekania CDO II, Ltd. issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in the second quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Both the payment of interest and repayment of the principal under this note and the surplus notes described in the succeeding two paragraphs are subject to the prior approval of the Florida Department of Financial Services. Interest paid during each of the years ended December 31, 2013, 2012, and 2011 was $0.5 million. Interest accrued as of December 31, 2013 and 2012 was $0.1 million.
EPIC has a $12.0 million surplus note to ICONS, Inc. issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in the second quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Interest paid during each of the years ended December 31, 2013, 2012, and 2011 was $0.6 million. Interest accrued at each of December 31, 2013 and 2012 was $0.1 million.
EPIC has a $10.0 million surplus note to Alesco Preferred Funding V, LTD issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in the fourth quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR. Interest paid during the years ended December 31, 2013, 2012, and 2011 was $0.3 million, $0.5 million, and $0.4 million, respectively. Interest accrued as of December 31, 2013 and 2012 was less than $0.1 million.
Principal payment obligations on notes payable outstanding at December 31, 2013, were as follows:

Year	Principal Due
(in thousands)
2014	$10,000
2015	60,000
2016	—
2017	—
2018	—
Thereafter	32,000
Total	$102,000
13. Commitments and Contingencies
Leases
The Company leases office facilities and certain equipment under operating and capital leases. Most leases have renewal options, typically with increased rental rates during the option period. Certain of these leases contain options to purchase the property at amounts that approximate fair market value; other leases contain options to purchase at a bargain purchase price. At December 31, 2013, the remaining lease terms expire over the next five years.
The future lease payments for the next five years on these non-cancelable operating and capital leases at December 31, 2013, were as follows:

Year	Operating Leases	Capital Leases
	(in thousands)
2014	$6,044	$1,518
2015	4,704	689
2016	3,308	314
2017	1,969	314
2018	616	180
Total	$16,641	$3,015
Included in the future minimum capital lease payments are future interest charges of $0.4 million. Facilities rent expense was $5.0 million, $5.2 million, and $5.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Property held under capital leases is included in property and equipment as follows:

Asset Class	2013	2012
	(in thousands)
Furniture and equipment	$—	$100
Computers and software	3,295	2,904
Automobiles	1,208	1,369
	4,503	4,373
Accumulated amortization	(1,681)	(1,758)
Total	$2,822	$2,615
Contingencies Surrounding Insurance Assessments
All of the states where the Company's insurance subsidiaries are licensed to transact business require property and casualty insurers doing business within the respective state to pay various insurance assessments. The Company accrues a liability for estimated insurance assessments as direct premiums are written, losses are recorded, or as other events occur in accordance with various states' laws and regulations, and defers these costs and recognizes them as an expense as the related premiums are earned. The Company had an accrued liability for guaranty fund assessments, second injury funds assessments, and other insurance assessments totaling $13.1 million and $8.5 million as of December 31, 2013 and 2012, respectively. These liabilities are generally expected to be paid over one to eighty year periods based on individual states' regulations. The Company also recorded an asset of $5.1 million and $1.7 million, as of December 31, 2013 and 2012, respectively, for prepaid policy charges still to be collected in the future from policyholders, assessments that may be recovered through a reduction in future premium taxes in certain states, and for expected refunds of certain prepaid assessments based on a change in the Company's premium between the time when the prepayment was made and when the assessment becomes due. These assets are expected to be realized over two to ten year periods in accordance with their type and individual states' regulations.
14. Stockholders' Equity
Stock Repurchase Programs
Since the Company's initial public offering in January 2007 through December 31, 2013, the Company repurchased a total of 23,372,974 shares of common stock at an average cost per share of $15.51, which is reported as treasury stock, at cost, on the accompanying consolidated balance sheets. There were no stock repurchase programs authorized by the Board of Directors as of December 31, 2013.
15. Stock-Based Compensation
The Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan (the Plan) is administered by the Compensation Committee of the Board of Directors, which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants, and independent contractors. The maximum number of common shares reserved for grants of awards under the Plan is 7,105,838 shares. The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, shares of restricted stock, restricted stock units (RSUs), performance stock units (PSUs), and other stock-based awards.
As of December 31, 2013, nonqualified stock options, RSUs, and PSUs have been granted, but no incentive stock options, stock appreciation rights, or share of restricted stock have been granted under the Plan.
Compensation costs are recognized based on expected performance, if applicable, net of any estimated forfeitures on a straight-line basis over the employee requisite service periods. Forfeiture rates are based on historical experience and are adjusted in subsequent periods for differences in actual forfeitures from those estimated. Net stock-based compensation expense recognized in the accompanying consolidated statements of comprehensive income was as follows:

	Years Ended December 31,
	2013	2012	2011
Stock-based compensation expense related to:	(in thousands)
Nonqualified stock options	$1,715	$1,958	$1,648
RSUs	2,276	2,435	2,094
PSUs	1,631	1,748	—
Total	5,622	6,141	3,742
Less: related tax benefit	1,968	1,972	1,220
Net stock-based compensation expense	$3,654	$4,169	$2,522

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
The fair value of the stock options granted is estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. During the years ended December 31, 2013, 2012, and 2011, the expected stock price volatility used to value the options granted in 2013, 2012, and 2011 was based on the volatility of the Company's historical stock price since February 2007. The expected term of the options granted in 2013, 2012, and 2011 was calculated using the 'plain-vanilla' calculation provided in the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 107. The dividend yield was calculated using amounts authorized by the Board of Directors. The risk-free interest rate is the yield on the grant date of the options of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the options.
The Company anticipates issuing new shares upon exercise of stock options.
The fair value of the stock options granted during the years ended December 31, 2013, 2012, and 2011 were calculated using the following weighted average assumptions:

	2013	2012	2011
Expected volatility	40.1%	42.7%	43.6%
Expected life (in years)	4.8	4.8	4.8
Dividend yield	1.1%	1.4%	1.2%
Risk-free interest rate	0.8%	1.1%	1.9%
Weighted average grant date fair values of options granted	$7.04	$5.64	$7.01
Changes in outstanding stock options for the year ended December 31, 2013 were as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding at December 31, 2010	1,763,103	$16.14	4.8 years
Granted	355,063	19.81	6.2 years
Exercised	(92,646)	16.53
Expired	(49,445)	17.32
Forfeited	(187,369)	15.36
Options outstanding at December 31, 2011	1,788,706	16.90	4.3 years
Granted	242,300	17.02	6.2 years
Exercised	(101,261)	14.13
Expired	(98,973)	18.78
Options outstanding at December 31, 2012	1,830,772	16.97	3.7 years
Granted	162,800	22.24	6.2 years
Exercised	(411,295)	17.89
Expired	(6,900)	17.00
Forfeited	(28,479)	18.90
Options outstanding at December 31, 2013	1,546,898	17.24	3.4 years
Exercisable at December 31, 2013	983,441	16.22	2.6 years
At December 31, 2013, the Company had yet to recognize $2.4 million in deferred compensation related to nonqualified stock option grants and expects to recognize these costs on a straight-line basis over the next 39 months. The fair value of options vested and the intrinsic value of outstanding and exercisable options as of December 31, were as follows:

	2013	2012	2011
	(in thousands)
Fair value of options vested	$1,809	$1,948	$1,929
Intrinsic value of outstanding options	22,288	6,616	3,332
Intrinsic value of exercisable options	15,173	3,918	1,508

The intrinsic value of options exercised was $3.7 million, $0.5 million, and $0.3 million for the years ended December 31, 2013, 2012, and 2011.
RSUs
The Company has awarded RSUs to non-employee members of the Board of Directors and certain officers of the Company. The RSUs awarded to non-employee members of the Board of Directors vest on the first anniversary of the award date. RSU grants allow each non-employee Director to decide whether to defer settlement of the RSUs until six months after termination of Board service or settle the RSUs at vesting. Dividend equivalents are granted to Directors who elected to defer settlement of the RSUs after the grants vested. RSUs awarded to officers of the Company have a service vesting period of four years from the date awarded and vest 25% on each of the subsequent four anniversaries of such date. These RSUs are subject to accelerated vesting in certain limited circumstances, such as: death or disability of the holder, or in connection with a change of control of the Company.
Changes in outstanding RSUs for the year ended December 31, 2013 were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2010	428,515	$14.98
Granted	157,570	19.12
Forfeited	(62,618)	15.29
Vested	(105,278)	15.25
RSUs outstanding at December 31, 2011	418,189	16.42
Granted	117,065	17.15
Vested	(128,992)	16.36
RSUs outstanding at December 31, 2012	406,262	16.65
Granted	84,215	23.57
Forfeited	(10,924)	18.85
Vested	(121,207)	15.97
RSUs outstanding at December 31, 2013	358,346	18.44
Vested but unsettled RSUs at December 31, 2013	94,074	16.05
At December 31, 2013, the Company had yet to recognize $3.0 million in deferred compensation related to RSU grants and expects to recognize these costs on a straight-line basis over the next 39 months. The grant date fair value of RSUs vested and the intrinsic value of vested RSUs for the years ended December 31, were as follows:

	2013	2012	2011
	(in thousands)
Grant date fair value of RSUs vested	$1,936	$2,110	$1,605
Intrinsic value of vested RSUs	2,872	2,235	1,865
The intrinsic value of outstanding RSUs was $11.3 million, $8.4 million, and $7.6 million at December 31, 2013, 2012, and 2011.
PSUs
The Company awarded PSUs to certain officers of the Company as follows:

Date of Grant	Target Number Awarded	Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in thousands)
March 2012(1)	158,900	$17.02	$2,704
March 2013(1)	147,440	22.24	3,279

(1)
The PSUs have a performance period of three years and are subject to certain performance goals, based on the Company's statutory combined ratio, with payouts that range from 0% to 200% of the target awards.

At December 31, 2013, the Company had yet to recognize $1.7 million in deferred compensation related to PSU grants and expects to recognize these costs on a straight-line basis over the next 12 months. This is based on the expectation of the Company achieving the 200% target rate for the 2012 PSUs and 0% for the 2013 PSUs.

16. Statutory Matters
Statutory Financial Data
The combined capital stock, surplus, and net income of the Company's insurance subsidiaries (EICN, ECIC, EPIC, and EAC), prepared in accordance with the statutory accounting practices (SAP) of the National Association of Insurance Commissioners (NAIC) as well as SAP permitted by the states of California, Florida, and Nevada, were as follows:

	December 31,
	2013	2012
	(in thousands)
Capital stock and unassigned surplus	$373,994	$334,800
Paid in capital	174,900	134,900
Surplus notes	32,000	32,000
Total statutory surplus	$580,894	$501,700
Net income for the Company's insurance subsidiaries prepared in accordance with SAP for the years ended December 31, 2013, 2012 and 2011 was $19.3 million, $13.5 million and $13.8 million, respectively.
Treatment of the LPT Agreement and the surplus notes (see Notes 11 and 12) are the primary differences in the SAP-basis capital stock and total surplus of the insurance subsidiaries of $580.9 million and $501.7 million, and the GAAP-basis equity of the Company of $568.7 million and $539.4 million as of December 31, 2013 and 2012, respectively. Under SAP accounting, the retroactive reinsurance gain resulting from the LPT Agreement is recorded as a special component of surplus (special surplus funds) in the initial year of the contract, and not reported as unassigned surplus until the Company has recovered amounts in excess of the original consideration paid. The special surplus funds are also reduced by the amount of extraordinary dividends as approved by the Nevada Division of Insurance. Under SAP, the surplus notes are recorded as a separate component of surplus. Under SAP, changes to the estimated contingent profit commission under the LPT Agreement are reflected in commission expense in the period that the estimate is revised.
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
Nevada law limits the payment of cash dividends by EICN to its parent by providing that payments cannot be made except from available and accumulated surplus, otherwise unrestricted (unassigned), and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend prohibited by these restrictions may only be declared and distributed as an extraordinary dividend upon the prior approval of the Nevada Commissioner of Insurance (Nevada Commissioner). EICN may not pay such an extraordinary dividend or make an extraordinary distribution until the Nevada Commissioner either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of: (a) 10% of EICN's statutory surplus as regards to policyholders at the next preceding December 31; or (b) EICN's statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31. As of December 31, 2013, EICN had positive unassigned surplus of $324.9 million. During 2013, EICN did not pay any dividends. The maximum dividends that may be paid in 2014 by EICN without prior approval is $32.7 million.
Under Florida law, without regulatory approval, EPIC may pay dividends if they do not exceed the greater of: the lesser of 10% of surplus or net income, not including realized capital gains, plus a 2-year carry forward; 10% of surplus, with dividends payable limited to unassigned funds minus 25% of unrealized capital gains; or, the lesser of 10% of surplus or net investment income plus a 3-year carry forward with dividends payable limited to unassigned funds minus 25% of unrealized capital gains. During 2013, EPIC did not pay any dividends. The maximum dividends that may be paid in 2014 by EPIC without prior approval is $25.4 million.
Regulatory Requirements and Restrictions
ECIC is subject to regulation by the California Department of Insurance (California DOI). The ability of ECIC to pay dividends was further limited by restrictions imposed by the California DOI in its approval of the Company's October 1, 2008 reinsurance pooling agreement. Under that approval: (a) ECIC must initiate discussions of its business plan with the California DOI if its premium to policyholder surplus ratio exceeds 1.5 to 1; (b) ECIC will not exceed a ratio of premium to policyholder surplus of 2 to 1 without approval of the California DOI; (c) if at any time ECIC's policyholder surplus decreases to 80% or less than the September 30, 2008 balance, ECIC shall cease issuing new policies in California, but may continue to renew existing policies until it has (i) received a capital infusion to bring its surplus position to the same level as that as of September 30, 2008 and (ii) submitted a new business plan to the California DOI; (d) ECIC will maintain a risk based capital (RBC) level of at least 350%; (e) should ECIC fail to comply with any commitments listed herein, ECIC will consent to any request by the California DOI to cease issuing new policies in California, but may continue to renew existing policies until such time that as ECIC is able to achieve full compliance with each commitment; and (f) the obligations listed shall only terminate with the written consent of the California DOI. During the years ended December 31, 2013, 2012, and 2011, ECIC was in compliance with these statutes.
EPIC and EAC are subject to regulation by the Florida Department of Financial Services (FDFS). Florida statute Section 624.408 requires EPIC and EAC to maintain minimum capital and surplus of the greater of $4.0 million or 10% of total liabilities. Florida statute Section 624.4095 requires EPIC and EAC to maintain a ratio of written premiums times 1.25 to surplus of no greater than 10-to-1 for gross written premiums and 4-to-1 for net written premiums. During the years ended December 31, 2013, 2012, and 2011, EPIC and EAC were in compliance with these statutes.
Additionally, EICN, ECIC, EPIC, and EAC are required to comply with NAIC RBC requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. As of December 31, 2013, 2012, and 2011, EICN, ECIC, EPIC, and EAC each had total adjusted capital above all regulatory action levels.
17. Accumulated Other Comprehensive Income, Net
Accumulated other comprehensive income, net, is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	Years Ended December 31,
	2013	2012
	(in thousands)
Net unrealized gain on investments, before taxes	$139,105	$199,305
Deferred tax expense	(48,687)	(69,756)
Total accumulated other comprehensive income, net	$90,418	$129,549
18. Employee Benefit and Retirement Plans
The Company maintains a 401(k) defined contribution plan covering all eligible Company employees (the Employers 401(k) Plan). Under the Employers 401(k) Plan, the Company's safe harbor matching consists of 100% matching contribution on salary deferrals up to 3% of compensation and then 50% matching contribution on salary deferrals from 3% to 5% of compensation. The Company's contribution to the Employers 401(k) Plan was $1.2 million, $1.5 million, and $1.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.
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

The following table presents the net income and the weighted average shares outstanding used in the earnings per share calculations.

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except share data)
Net income available to stockholders–basic and diluted	$63,824	$106,891	$48,623
Weighted average number of shares outstanding–basic	31,142,534	31,476,056	37,284,425
Effect of dilutive securities:
Nonqualified stock options	464,334	104,837	74,430
PSUs	177,040	—	—
RSUs	154,259	141,164	150,232
Dilutive potential shares	795,633	246,001	224,662
Weighted average number of shares outstanding–diluted	31,938,167	31,722,057	37,509,087
Diluted earnings per share exclude outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options, PSUs and RSUs that were excluded from diluted earnings per share.

	Years Ended December 31,
	2013	2012	2011
Options excluded as the exercise price was greater than the average market price	—	900,180	1,095,920
Options, PSUs and RSUs excluded under the treasury method, as the potential proceeds on settlement or exercise was greater than the value of shares acquired	162,800	401,200	505,635
20. Selected Quarterly Financial Data (Unaudited)
Quarterly results for the years ended December 31, 2013 and 2012 were as follows:

	2013 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Net premiums earned	$147,975	$159,953	$164,429	$169,992
Realized gains on investments, net	794	3,866	1,075	3,794
Losses and loss adjustment expenses	108,272	112,638	105,767	136,902
Commission expense	18,393	20,127	19,946	19,792
Underwriting and other operating expenses	31,540	32,249	32,493	29,042
Income tax (benefit) expense	(226)	1,209	(3,274)	(8,359)
Net income	7,490	14,588	27,585	14,161
Earnings per common share:
Basic	0.24	0.47	0.88	0.45
Diluted	0.24	0.46	0.86	0.44

	2012 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Net premiums earned	$109,900	$118,955	$131,766	$140,843
Realized gains on investments, net	1,778	945	1,838	487
Losses and loss adjustment expenses	80,518	87,809	96,823	22,760
Commission expense	13,816	16,621	16,681	18,462
Underwriting and other operating expenses	32,989	30,316	30,147	31,192
Income tax (benefit) expense	(4,421)	(2,309)	(1,173)	(1,444)
Net income	6,340	5,016	7,766	87,769
Earnings per common share:
Basic	0.19	0.16	0.25	2.85
Diluted	0.19	0.16	0.25	2.82
Fourth Quarter Adjustments
The fourth quarter of 2013 was impacted by two changes in estimate, including: (1) a favorable LPT Reserve Adjustment, which reduced the Company's losses and LAE by $8.9 million, and increased net income by $8.9 million, or $0.28 per basic and diluted share, respectively; and (2) an LPT Contingent Commission Adjustment, which reduced the Company's losses and LAE by $2.7 million, resulting in an increase to net income of $2.7 million, or $0.09 and $0.08 per basic and diluted share, respectively.
The fourth quarter of 2012 was impacted by two changes in estimate, including: (1) a favorable LPT Reserve Adjustment, which reduced the Company's losses and LAE by $73.3 million, and increased net income by $73.3 million, or $2.38 and $2.36 per basic and diluted share, respectively; and (2) an LPT Contingent Commission Adjustment, which reduced the Company's losses and LAE by $8.6 million, resulting in an increase to net income of $8.2 million, or $0.27 and $0.26 per basic and diluted share, respectively. See Note 2.
Net Premiums Earned
The increase in net premiums earned in 2013 and 2012 was primarily due to increasing policy count and rates.
Losses and LAE
Losses and LAE increased in the second quarter of 2013, primarily due to an increase in net earned premiums. The decrease in losses and LAE during the third quarter of 2013 was primarily due to a LPT Reserve Adjustment of $10.1 million. The increase in losses and LAE during the fourth quarter of 2013 was primarily due to an increase in the current accident year loss estimate to 77.0%, which increased the Company's losses and LAE by $21.5 million. Additionally, there was $5.1 million of unfavorable prior accident year loss development during the fourth quarter of 2013. These increases were partially offset by an $8.9 million LPT Reserve Adjustment and a $2.7 million LPT Contingent Commission Adjustment during the fourth quarter of 2013.
Losses and LAE increased through the first three quarters of 2012 primarily due to an increase in net earned premiums. The decrease in losses and LAE during the fourth quarter of 2012 was primarily due to a LPT Reserve Adjustment of $73.3 million and a LPT Contingent Commission Adjustment of $8.6 million.
Commission Expense
The increased commission expense in the second quarter of 2013 was primarily due to higher net earned premiums.
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
Underwriting and Other Operating Expenses
Underwriting and other operating expenses increased through the third quarter of 2013 primarily due to increased compensation expenses and increased premium taxes and assessments as net premiums earned increased. During the fourth quarter of 2013, underwriting and other operating expenses decreased primarily due to a decrease in compensation expense.
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
The income tax benefit in the third and fourth quarters of 2013 was primarily related to a reallocation of reserves from non-taxable periods prior to January 1, 2000, which reduced our effective tax rate by 13.9 percentage points for the year ended December 31, 2013. The changes in estimate related to the LPT Reserve Adjustments in the third and fourth quarters of 2013 and the LPT Contingent Commission Adjustment in the fourth quarter of 2013 were tax-exempt. Additionally, the increase in current accident year loss estimate in the fourth quarter of 2013 reduced taxable net income during the quarter.
The changes in estimate related to the LPT Reserve Adjustment and LPT Contingent Commission Adjustment in the fourth quarter of 2012 were tax-exempt.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to SEC regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2013.
Management's Report on Internal Control Over Financial Reporting
Management's report regarding internal control over financial reporting is set forth in Item 8 of this report under the caption “Management's Report on Internal Control over Financial Reporting” and incorporated herein by reference.
Attestation Report of Independent Registered Public Accounting Firm
The attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8 of this report under the caption “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and incorporated herein by reference.
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
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by Item 10 with respect to our executive officers and key employees is included under the caption “Executive Officers of the Registrant” in our Proxy Statement for the 2014 Annual Meeting and is incorporated herein by reference. We plan to file such Proxy Statement within 120 days after December 31, 2013, the end of our fiscal year.
The information required by Item 10 with respect to our Directors is included under the caption “Election of Directors” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to our audit committee and our audit committee financial expert is included under the caption “The Board of Directors and its Committees - Audit Committee” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by Item 11 is included under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by Item 12 is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.
Equity and Incentive Plan
The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2013. We do not have any plans not approved by our stockholders. Our equity compensation plans are discussed further in Note 15 in the Notes to our Consolidated Financial Statements, which are included herein.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercised price of outstanding options, warrants, and rights	(c) Number of securities remaining available for further issuance under compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,546,898	17.24	3,774,776
Equity compensation plans not approved by stockholders	—	—	—
Total	1,546.898	$17.24	3,774,776
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is included under the caption “Audit Matters” in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following consolidated financial statements are filed in Item 8 of Part II of this report:

Page
Report of Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets as of December 31, 2013 and 2012	50
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2013	51
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2013	52
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2013	53
Notes to Consolidated Financial Statements	54

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	79
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	84

Pursuant to Rule 7-05 of Regulation S-X, Schedules I, III, IV, and V have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

Schedule II. Condensed Financial Information of Registrant

Employers Holdings, Inc.

Condensed Balance Sheets

	December 31,
	2013	2012
	(in thousands, except share data)
Assets
Investments:
Investment in subsidiaries	$447,619	$382,985
Investment in securities available-for-sale (amortized cost $108,890 in 2013 and $133,606 in 2012)	114,152	143,534
Equity Securities at fair value (amortized cost $42,861 in 2013 and $30,678 in 2012)	52,503	32,256
Total investments	614,274	558,775

Cash and cash equivalents	6,371	40,149
Restricted cash and cash equivalents	567	200
Intercompany receivable	—	4,390
Federal income taxes receivable	7,427	5,649
Deferred income taxes, net	11,039	11,595
Other assets	2,702	2,817
Total assets	$642,380	$623,575

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$2,514	$4,152
Intercompany payable	1,163	—
Notes payable	70,000	80,000
Other liabilities	—	42
Total liabilities	73,677	84,194

Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized 54,672,904 and 54,144,453 shares issued and 31,299,930 and 30,771,479 shares outstanding at December 31, 2013 and 2012, respectively	547	542
Preferred stock, $0.01 par value; 25,000,000 shares authorized non-issued	—	—
Additional paid-in capital	338,090	325,990
Retained earnings	502,198	445,850
Accumulated other comprehensive income, net	90,418	129,549
Treasury stock, at cost (23,372,974 shares at December 31, 2013 and 2012)	(362,550)	(362,550)
Total stockholders' equity	568,703	539,381
Total liabilities and stockholders' equity	$642,380	$623,575

See accompanying notes.

Employers Holdings, Inc.

Condensed Statements of Income

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Revenues
Net investment income	$5,995	$6,590	$10,284
Realized gains on investments	4,273	623	7,769
Total revenues	10,268	7,213	18,053

Expenses
Other operating expenses	11,988	13,889	12,662
Interest expense	1,621	1,880	2,040
Total expenses	13,609	15,769	14,702

Income (loss) before income taxes and equity in earnings of subsidiary	(3,341)	(8,556)	3,351
Income tax (benefit) expense	(1,513)	(4,109)	279
Net income before equity in earnings of subsidiary	(1,828)	(4,447)	3,072
Equity in net income of subsidiary	65,652	111,338	45,551
Net income	$63,824	$106,891	$48,623

Earnings per common share for the stated periods (Note 19):
Basic	$2.05	$3.40	$1.30
Diluted	$2.00	$3.37	$1.30

Cash dividends declared per common share	$0.24	$0.24	$0.24

See accompanying notes.

Employers Holdings, Inc.

Condensed Statement of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Operating activities
Net income	$63,824	$106,891	$48,623
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net income of subsidiary	(65,652)	(111,338)	(45,551)
Realized gains on investments	(4,273)	(623)	(7,769)
Stock-based compensation	5,622	6,141	3,742
Amortization of premium or investments, net	1,305	1,734	4,056
Deferred income tax expense	(486)	(2,511)	(1,803)
Change in operating assets and liabilities:
Accounts payable, accrued expense and other liabilities	(1,680)	1,929	(583)
Federal income taxes	(1,778)	(9,636)	3,731
Other assets	115	796	2,126
Intercompany payable/receivable	5,553	9	3,087
Net cash (used in) provided by operating activities	2,550	(6,608)	9,659

Investing activities
Purchase of fixed maturity securities	(29,485)	—	—
Purchase of equity securities	(23,599)	(23,909)	(14,990)
Proceeds from sale of fixed maturity securities	35,466	—	133,232
Proceeds from maturities and redemptions of investments	17,645	47,677	27,420
Proceeds from sale of equity securities	15,473	8,843	—
Cash dividends received from subsidiary	3,555	—	67,380
Capital contributions to subsidiary	(44,023)	(70,000)	—
Restricted cash used in investing activities	(367)	1,818	(1)
Net cash (used in) provided by investing activities	(25,335)	(35,571)	213,041

Financing activities
Acquisition of treasury stock	—	(41,795)	(91,975)
Cash transactions related to stock-based compensation	6,462	839	1,019
Dividends paid to stockholders	(7,455)	(7,508)	(8,943)
Payments on notes payable	(10,000)	(10,000)	(10,000)
Net cash used in financing activities	(10,993)	(58,464)	(109,899)

Net (decrease) increase in cash and cash equivalents	(33,778)	(100,643)	112,801
Cash and cash equivalents at the beginning of the period	40,149	140,792	27,991
Cash and cash equivalents at the end of the period	$6,371	$40,149	$140,792
See accompanying notes.

Employers Holdings, Inc.
Notes to Condensed Financial Statements

December 31, 2013
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
3. Investments
EHI primarily holds fixed maturity securities at December 31, 2013 for purposes of securing the Third and Amended and Restated Secured Revolving Credit Facility (Amended Credit Facility). The amortized cost and estimated fair value of fixed maturity securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$23,335	$23,822
Due after one year through five years	61,030	64,989
Due after five years through ten years	10,599	11,014
Due after 10 years	13,926	14,327
Total	$108,890	$114,152
At December 31, 2013, the fixed maturity securities had unrealized gains of $5.3 million which are included in accumulated comprehensive income, net in the accompanying condensed balance sheets.
During 2013, EHI purchased equity securities and utilized market quotations to determine their fair values.
4. Notes Payable
On December 28, 2010, EHI and Wells Fargo Bank, National Association (Wells Fargo) entered into the Amended Credit Facility. See Note 12 of the Consolidated Financial Statements of Employers Holdings, Inc. and Subsidiaries included herein for a description of the terms of the Amended Credit Facility. Interest paid during the years ended December 31, 2013, 2012, and 2011 totaled $1.6 million, $1.9 million, and $2.0 million, respectively. In accordance with the terms of the contract, a repayment of $10.0 million was made toward the Amended Credit Facility on December 31, 2013. The Amended Credit Facility is secured by fixed maturity securities which had a fair value of $95.1 million at December 31, 2013.

5. Stock-Based Compensation
During 2013, EHI awarded 162,800 non-qualified stock options to officers, 84,215 RSUs to non-employee Directors and officers, and 147,440 PSUs to officers. During 2012, EHI awarded 242,300 non-qualified stock options to officers, 117,065 RSUs to non-employee Directors and officers, and 158,900 PSUs to officers. See Note 15 of the Consolidated Financial Statements of Employers Holdings, Inc. and Subsidiaries' included herein for a detailed description of the stock-based compensation.

Schedule VI. Supplemental Information Concerning Property - Casualty Insurance Operations

Employers Holdings, Inc. and Subsidiaries
Consolidated Supplemental Information Concerning Property and Casualty Insurance Operations

Year Ended	Deferred Policy Acquisition Costs	Reserves For Unpaid Losses And LAE	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Related to Current Years	Losses and LAE Related to Prior Years	Amortization of Deferred Policy Acquisition Costs	Paid Losses And LAE	Net Premiums Written
(in thousands)
2013	$43,532	$2,330,491	$303,967	$642,349	$70,764	$494,579	$6,934	$96,903	$340,231	$678,466
2012	38,852	2,231,540	265,149	501,464	72,363	386,044	1,800	85,926	293,213	569,676
2011	37,524	2,272,363	194,933	363,424	80,117	280,683	1,127	74,500	273,973	410,038
Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Employers Holdings, Inc.		10-K	001-33245	3.1	March 30, 2007
3.2	Amended and Restated Bylaws of Employers Holdings, Inc.		10-Q	001-33245	3.1	November 5, 2009
4.1	Form of Common Stock Certificate		S-1/A	333-139092	4.1	January 18, 2007
10.1	Quota Share Reinsurance Agreement, dated as of June 30, 1999, between State Industrial Insurance System of Nevada, D.B.A.: Employers Insurance Company of Nevada and the various Reinsurers as identified by the Interests and Liabilities Agreements attached thereto(1)		S-1/A	333-139092	10.1	January 18, 2007
10.2	Producer Agreement, dated as of May 1, 2005, between Employers Compensation Insurance Company and Automatic Data Processing Insurance Agency, Inc.(1)		S-1/A	333-139092	10.2	January 18, 2007
10.3	Joint Marketing and Network Access Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	333-139092	10.3	January 18, 2007
10.4	Joint Marketing and Network Access Agreement, dated as of July 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	333-139092	10.4	January 18, 2007
*10.5	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors		10-Q	001-33245	10.1	August 7, 2009
*10.6	Employers Holdings, Inc. Amended and Restated Equity Incentive Plan		8-K	001-33245	10.1	May 28, 2010
*10.7	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement		10-Q	001-33245	10.1	May 9, 2013
*10.8	Employers Holdings, Inc. Equity and Incentive Plan Form of Stock Option Agreement		10-Q	001-33245	10.2	May 9, 2013
*10.9	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement		10-Q	001-33245	10.3	May 9, 2013
*10.10	Employment Agreement by and between Employers Holdings, Inc. and Ann W. Nelson, dated December 5, 2011 and effective as of January 1, 2012		8-K	001-33245	10.1	December 8, 2011

*10.11	Employment Agreement by and between Employers Holdings, Inc. and John P. Nelson, dated December 5, 2011, and effective as of January 1, 2012		8-K	001-33245	10.2	December 8, 2011
*10.12	Employment Agreement by and between Employers Holdings, Inc. and Lenard T. Ormsby, dated December 5, 2011 and effective as of January 1, 2012		8-K	001-33245	10.3	December 8, 2011
*10.13	Employment Agreement by and between Employers Holdings, Inc. and William E. Yocke, dated December 5, 2011 and effective as of January 1, 2012		8-K	001-33245	10.4	December 8, 2011
*10.14	Employment Agreement by and between Employers Holdings, Inc. and Douglas D. Dirks, dated and effective May 10, 2012		8-K	001-33245	10.1	May 11, 2012
*10.15	Employment Agreement dated August 20, 2013 and effective August 25, 2013, by and between Employers Holdings, Inc. and Stephen V. Festa		8-K	001-33245	10.1	August 20, 2013
10.16	Third Amended and Restated Credit Agreement, dated December 30, 2010, between Employers Holdings, Inc. and Wells Fargo Bank, National Association		8-K	001-33245	10.1	December 30, 2010
10.17	Third Amended and Restated Revolving Line of Credit Note, dated December 30, 2010, between Employers Holdings Inc. and Wells Fargo Bank, National Association		8-K	001-33245	10.2	December 30, 2010
21.1	Subsidiaries of Employers Holdings, Inc.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of William E. Yocke Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of William E. Yocke Pursuant to Section 906	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
————
*Identify management contracts and compensatory plans or arrangements.

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

Date:	February 20, 2014	EMPLOYERS HOLDINGS, INC.

		By:	/s/ Douglas D. Dirks
Name: Douglas D. Dirks
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Kolesar	Chairman of the Board	February 20, 2014
Robert J. Kolesar

/s/ Douglas D. Dirks	President and Chief Executive Officer, Director (Principal Executive Officer)	February 20, 2014
Douglas D. Dirks

/s/ William E. Yocke	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2014
William E. Yocke

/s/ Richard W. Blakey	Director	February 20, 2014
Richard W. Blakey

/s/ Valerie R. Glenn	Director	February 20, 2014
Valerie R. Glenn

/s/ James R. Kroner	Director	February 20, 2014
James R. Kroner

/s/ Michael J. McSally	Director	February 20, 2014
Michael J. McSally

/s/ Ronald F. Mosher	Director	February 20, 2014
Ronald F. Mosher

/s/ Katherine W. Ong	Director	February 20, 2014
Katherine W. Ong

/s/ Michael D. Rumbolz	Director	February 20, 2014
Michael D. Rumbolz