Form 10-Q
period 2014-03-31
Employers Holdings, Inc.
filed 2014-05-01
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	April 24, 2014
Common Stock, $0.01 par value per share	31,375,759 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	As of	As of
	March 31, 2014	December 31, 2013
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $2,131,381 at March 31, 2014 and $2,116,064 at December 31, 2013)	$2,211,159	$2,182,546
Equity securities at fair value (cost $92,139 at March 31, 2014 and $89,689 at December 31, 2013)	163,928	162,312
Total investments	2,375,087	2,344,858
Cash and cash equivalents	51,118	34,503
Restricted cash and cash equivalents	8,935	6,564
Accrued investment income	19,381	20,255
Premiums receivable (less bad debt allowance of $7,082 at March 31, 2014 and $7,064 at December 31, 2013)	294,077	279,080
Reinsurance recoverable for:
Paid losses	8,266	8,412
Unpaid losses, including bad debt allowance of $389 at March 31, 2014 and December 31, 2013	735,453	742,666
Deferred policy acquisition costs	46,423	43,532
Deferred income taxes, net	54,673	58,062
Property and equipment, net	16,228	16,616
Intangible assets, net	9,517	9,685
Goodwill	36,192	36,192
Contingent commission receivable—LPT Agreement	25,528	25,104
Other assets	18,094	17,920
Total assets	$3,698,972	$3,643,449

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,358,178	$2,330,491
Unearned premiums	320,678	303,967
Total claims and policy liabilities	2,678,856	2,634,458
Commissions and premium taxes payable	44,531	45,314
Accounts payable and accrued expenses	17,116	18,711
Deferred reinsurance gain—LPT Agreement	245,197	249,072
Notes payable	102,000	102,000
Other liabilities	23,411	25,191
Total liabilities	3,111,111	3,074,746
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 54,748,733 and 54,672,904 shares issued and 31,375,759 and 31,299,930 shares outstanding at March 31, 2014 and December 31, 2013, respectively	547	547
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	340,279	338,090
Retained earnings	511,067	502,198
Accumulated other comprehensive income, net	98,518	90,418
Treasury stock, at cost (23,372,974 shares at March 31, 2014 and December 31, 2013)	(362,550)	(362,550)
Total stockholders’ equity	587,861	568,703
Total liabilities and stockholders’ equity	$3,698,972	$3,643,449
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
	Three Months Ended
	March 31,
	2014	2013
Revenues	(unaudited)
Net premiums earned	$167,154	$147,975
Net investment income	18,013	17,405
Net realized gains on investments	3,259	794
Other income	55	103
Total revenues	188,481	166,277
Expenses
Losses and loss adjustment expenses	122,256	108,272
Commission expense	20,075	18,393
Underwriting and other operating expenses	33,301	31,540
Interest expense	778	808
Total expenses	176,410	159,013
Net income before income taxes	12,071	7,264
Income tax expense (benefit)	1,318	(226)
Net income	$10,753	$7,490

Earnings per common share (Note 9):
Basic and Diluted	$0.34	$0.24
Cash dividends declared per common share	$0.06	$0.06

Comprehensive income
Unrealized gains during the period (net of tax expense of $5,503 and $14 for the three months ended March 31, 2014 and 2013, respectively)	$10,218	$25
Reclassification adjustment for realized gains in net income (net of taxes of $1,141 and $278 for the three months ended March 31, 2014 and 2013, respectively)	(2,118)	(516)
Other comprehensive income (loss), net of tax	8,100	(491)

Total comprehensive income	$18,853	$6,999

Net realized gains on investments
Net realized gains on investments before credit related impairments on fixed maturity securities	$3,259	$794
Other than temporary impairment, credit losses recognized in earnings	—	—
Net realized gains on investments	$3,259	$794
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Three Months Ended
	March 31,
	2014	2013
Operating activities	(unaudited)
Net income	$10,753	$7,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,797	1,393
Stock-based compensation	1,596	2,110
Amortization of premium on investments, net	2,508	2,020
Deferred income tax expense	(973)	(1,154)
Net realized gains on investments	(3,259)	(794)
Excess tax benefits from stock-based compensation	(1,136)	(170)
Other	188	562
Change in operating assets and liabilities:
Premiums receivable	(15,015)	(30,082)
Reinsurance recoverable for paid and unpaid losses	7,359	7,206
Federal income taxes	1,382	855
Unpaid losses and loss adjustment expenses	27,687	26,759
Unearned premiums	16,711	24,168
Accounts payable, accrued expenses and other liabilities	(3,376)	4,378
Deferred reinsurance gain—LPT Agreement	(3,875)	(3,577)
Contingent commission receivable—LPT Agreement	(424)	(385)
Other	(3,353)	808
Net cash provided by operating activities	38,570	41,587
Investing activities
Purchase of fixed maturity securities	(94,495)	(90,117)
Purchase of equity securities	(7,838)	(5,328)
Proceeds from sale of fixed maturity securities	35,061	—
Proceeds from sale of equity securities	7,872	5,284
Proceeds from maturities and redemptions of investments	42,418	39,693
Proceeds from sale of fixed assets	—	113
Capital expenditures	(1,447)	(1,355)
Restricted cash and cash equivalents (used in) provided by investing activities	(2,371)	659
Net cash used in investing activities	(20,800)	(51,051)
Financing activities
Cash transactions related to stock-based compensation	(412)	1,374
Dividends paid to stockholders	(1,879)	(1,852)
Excess tax benefits from stock-based compensation	1,136	170
Net cash used in financing activities	(1,155)	(308)
Net increase (decrease) in cash and cash equivalents	16,615	(9,772)
Cash and cash equivalents at the beginning of the period	34,503	140,661
Cash and cash equivalents at the end of the period	$51,118	$130,889
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
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
The Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance based on discrete financial information. Currently, the Company has one operating segment, workers’ compensation insurance and related services.
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
Reclassifications
Certain prior period information has been reclassified to conform to the current period presentation.
2. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets
Investments	$2,375,087	$2,375,087	$2,344,858	$2,344,858
Cash and cash equivalents	51,118	51,118	34,503	34,503
Restricted cash and cash equivalents	8,935	8,935	6,564	6,564
Financial liabilities
Notes payable	102,000	105,579	102,000	105,450
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
Assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based upon the levels of judgment associated with the inputs used to measure their fair value. Level inputs are defined as follows:

•	Level 1 - Inputs are unadjusted quoted market prices for identical assets or liabilities in active markets at the measurement date.

•	Level 2 - Inputs other than Level 1 prices that are observable for similar assets or liabilities through corroboration with market data at the measurement date.

•	Level 3 - Inputs that are unobservable that reflect management's best estimate of what willing market participants would use in pricing the assets or liabilities at the measurement date.
The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets.
Fair value of available-for-sale fixed maturity and equity securities is based on quoted market prices, where available, and is obtained primarily from third-party pricing services, which generally use Level 1 or Level 2 inputs. The Company obtains a quoted price for each security from third party pricing services. The quoted prices are derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. The Company also performs a quarterly analysis on the prices received from third party pricing services to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If differences are noted in this review, the Company may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to prices obtained from third party pricing services as of March 31, 2014 or December 31, 2013 that were material to the Company's consolidated financial statements.
If quoted market prices and an estimate determined by using objectively verifiable information are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third-party market participant would be willing to pay in an arm's length transaction.
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
The following table presents the items on the accompanying consolidated balance sheets that are stated at fair value and the corresponding fair value measurements.

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$174,487	$—	$—	$170,897	$—
U.S. Agencies	—	58,947	—	—	68,118	—
States and municipalities	—	763,913	—	—	735,180	—
Corporate securities	—	838,859	—	—	833,296	—
Residential mortgage-backed securities	—	261,392	—	—	258,431	—
Commercial mortgage-backed securities	—	64,063	—	—	65,110	—
Asset-backed securities	—	49,498	—	—	51,514	—
Total fixed maturity securities	—	2,211,159	—	—	2,182,546	—
Equity securities	$163,928	$—	$—	$162,312	$—	$—

3. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At March 31, 2014
Fixed maturity securities
U.S. Treasuries	$167,437	$7,148	$(98)	$174,487
U.S. Agencies	55,912	3,035	—	58,947
States and municipalities	724,093	41,784	(1,964)	763,913
Corporate securities	812,448	32,007	(5,596)	838,859
Residential mortgage-backed securities	256,573	8,136	(3,317)	261,392
Commercial mortgage-backed securities	65,326	317	(1,580)	64,063
Asset-backed securities	49,592	38	(132)	49,498
Total fixed maturity securities	2,131,381	92,465	(12,687)	2,211,159
Equity securities	92,139	72,074	(285)	163,928
Total investments	$2,223,520	$164,539	$(12,972)	$2,375,087

At December 31, 2013
Fixed maturity securities
U.S. Treasuries	$163,951	$7,073	$(127)	$170,897
U.S. Agencies	64,985	3,137	(4)	68,118
States and municipalities	698,979	40,595	(4,394)	735,180
Corporate securities	814,283	28,671	(9,658)	833,296
Residential mortgage-backed securities	255,187	7,979	(4,735)	258,431
Commercial mortgage-backed securities	67,066	316	(2,272)	65,110
Asset-backed securities	51,613	54	(153)	51,514
Total fixed maturity securities	2,116,064	87,825	(21,343)	2,182,546
Equity securities	89,689	72,844	(221)	162,312
Total investments	$2,205,753	$160,669	$(21,564)	$2,344,858
The amortized cost and estimated fair value of fixed maturity securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$168,513	$170,981
Due after one year through five years	788,571	827,533
Due after five years through ten years	622,761	646,256
Due after ten years	180,045	191,436
Mortgage and asset-backed securities	371,491	374,953
Total	$2,131,381	$2,211,159

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in thousands)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$26,401	$(98)	8	$22,242	$(127)	7
U.S. Agencies	—	—	—	1,631	(4)	1
States and municipalities	121,190	(1,964)	30	127,965	(4,394)	34
Corporate securities	223,951	(5,511)	79	326,608	(9,536)	112
Residential mortgage-backed securities	101,876	(2,855)	51	129,586	(4,170)	58
Commercial mortgage-backed securities	24,812	(896)	8	35,878	(1,372)	9
Asset-backed securities	25,580	(45)	12	25,825	(52)	13
Total fixed maturity securities	523,810	(11,369)	188	669,735	(19,655)	234
Equity securities	6,639	(270)	15	6,140	(208)	17
Total less than 12 months	$530,449	$(11,639)	203	$675,875	$(19,863)	251

12 months or greater:
Fixed maturity securities
Corporate securities	$6,617	$(85)	3	$6,174	$(122)	3
Residential mortgage-backed securities	5,269	(462)	10	5,609	(565)	11
Commercial mortgage-backed securities	9,529	(684)	3	9,324	(900)	3
Asset-backed securities	8,949	(87)	3	8,938	(101)	3
Total fixed maturity securities	30,364	(1,318)	19	30,045	(1,688)	20
Equity securities	302	(15)	1	303	(13)	1
Total 12 months or greater	$30,666	$(1,333)	20	$30,348	$(1,701)	21

Total available-for-sale:
Fixed maturity securities
U.S. Treasuries	$26,401	$(98)	8	$22,242	$(127)	7
U.S. Agencies	—	—	—	1,631	(4)	1
States and municipalities	121,190	(1,964)	30	127,965	(4,394)	34
Corporate securities	230,568	(5,596)	82	332,782	(9,658)	115
Residential mortgage-backed securities	107,145	(3,317)	61	135,195	(4,735)	69
Commercial mortgage-backed securities	34,341	(1,580)	11	45,202	(2,272)	12
Asset-backed securities	34,529	(132)	15	34,763	(153)	16
Total fixed maturity securities	554,174	(12,687)	207	699,780	(21,343)	254
Equity securities	6,941	(285)	16	6,443	(221)	18
Total available-for-sale	$561,115	$(12,972)	223	$706,223	$(21,564)	272
Based on reviews of the fixed maturity securities, the Company determined that unrealized losses for the three months ended March 31, 2014 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or maturity.

Based on reviews of the equity securities for the three months ended March 31, 2014, the Company determined that unrealized losses as of that date were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers.
Net realized gains on investments and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Net realized gains on investments
Fixed maturity securities
Gross gains	$777	$—
Gross losses	(1)	—
Net realized gains on fixed maturity securities	$776	$—
Equity securities
Gross gains	$2,485	$1,045
Gross losses	(2)	(251)
Net realized gains on equity securities	$2,483	$794
Total	$3,259	$794

Change in unrealized gains (losses)
Fixed maturity securities	$13,296	$(12,231)
Equity securities	(834)	11,477
Total	$12,462	$(754)
Net investment income was as follows:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Fixed maturity securities	$17,641	$17,246
Equity securities	953	837
Cash equivalents and restricted cash	19	35
	18,613	18,118
Investment expenses	(600)	(713)
Net investment income	$18,013	$17,405
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with certain states in which it does business. As of March 31, 2014 and December 31, 2013, securities having a fair value of $777.6 million and $602.4 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the types of securities that are eligible for deposit. The deposits are limited to fixed maturity securities in all states. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers at March 31, 2014 and December 31, 2013 was $32.3 million and $32.2 million, respectively. Pursuant to the Amended Credit Facility, a portion of the Company's debt was secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $85.8 million and $95.1 million at March 31, 2014 and December 31, 2013, respectively.

4. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rates for the periods presented.

	Three Months Ended
	March 31,
	2014	2013
Expense computed at statutory rate	35.0%	35.0%
Dividends received deduction and tax-exempt interest	(16.0)	(25.0)
LPT deferred gain amortization	(8.5)	(14.4)
LPT reserve adjustment	(0.4)	—
Other	0.8	1.3
Effective tax rate	10.9%	(3.1)%
5. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,330,491	$2,231,540
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	743,055	805,386
Net unpaid losses and LAE at beginning of period	1,587,436	1,426,154
Losses and LAE, net of reinsurance, related to:
Current period	124,804	111,104
Prior periods	1,751	1,130
Total net losses and LAE incurred during the period	126,555	112,234
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	4,530	5,064
Prior periods	87,125	73,571
Total net payments for losses and LAE during the period	91,655	78,635
Ending unpaid losses and LAE, net of reinsurance	1,622,336	1,459,753
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	735,842	798,546
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,358,178	$2,258,299
Total net losses and LAE included in the above table excludes the impact of the amortization of the deferred reinsurance gain—LPT Agreement (Note 6).
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

The Company amortized $4.3 million and $4.0 million of the Deferred Gain for the three months ended March 31, 2014 and 2013, respectively. The remaining Deferred Gain was $245.2 million and $249.1 million as of March 31, 2014 and December 31, 2013, respectively. The estimated remaining liabilities subject to the LPT Agreement were $603.5 million and $612.1 million as of March 31, 2014 and December 31, 2013, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $645.5 million and $637.9 million through March 31, 2014 and December 31, 2013, respectively.
7. Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income, net, is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	March 31, 2014	December 31, 2013
	(in thousands)
Net unrealized gain on investments, before taxes	$151,567	$139,105
Deferred tax expense on net unrealized gains	(53,049)	(48,687)
Total accumulated other comprehensive income, net	$98,518	$90,418
8. Stock-Based Compensation
The Company awarded stock options, restricted stock units (RSUs) and performance share units (PSUs) to certain officers of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Weighted Average Exercise Price	Aggregate Fair Value on Date of Grant
				(in millions)
March 2014
Stock options(1)	141,744	$6.66	$20.87	$0.9
RSUs(1)	63,878	20.87	—	1.3
PSUs(2)	125,340	20.87	—	2.6

(1)
The stock options and RSUs awarded in March 2014 were awarded to certain officers of the Company and vest 25% on March 11, 2015, and each of the subsequent three anniversaries of that date. The stock options and RSUs are subject to accelerated vesting in certain circumstances, such as: death or disability, or in connection with change of control of the Company. The stock options expire seven years from the date of grant.

(2)
The PSUs have a performance period of three years and are subject to certain performance goals, based on the Company's statutory combined ratio, with payouts that range from 0% to 200% of the target awards. The value shown in the table represents the aggregate target number of PSUs awarded.

A total of 9,900 and 411,295 stock options were exercised during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

9. Earnings Per Share
Basic earnings per share includes no dilution and is computed by dividing income applicable to stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilutive impact of all convertible securities on earnings per share. Diluted earnings per share includes shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if outstanding options were to be exercised. The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended
	March 31,
	2014	2013
	(in thousands, except share data)
Net income available to stockholders—basic and diluted	$10,753	$7,490
Weighted average number of shares outstanding—basic	31,409,322	30,914,478
Effect of dilutive securities:
PSUs	214,121	138,495
Stock options	277,376	259,614
RSUs	89,151	123,463
Dilutive potential shares	580,648	521,572
Weighted average number of shares outstanding—diluted	31,989,970	31,436,050
Diluted earnings per share excludes outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options and RSUs that were excluded from diluted earnings per share.

	Three Months Ended
	March 31,
	2014	2013
Options excluded as the exercise price was greater than the average market price	—	162,800
Options, PSUs, and RSUs excluded under the treasury method as the potential proceeds on settlement or exercise price were greater than the value of shares acquired	296,844	419,191

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to “we,” “us,” “our,” “the Company,” or similar terms refer to Employers Holdings, Inc. (EHI), together with its subsidiaries. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2013 (Annual Report).
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
Results of Operations
Overall, net income was $10.8 million and $7.5 million for the three months ended March 31, 2014 and 2013, respectively. We recognized underwriting losses of $8.5 million and $10.2 million for the three months ended March 31, 2014 and 2013, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned. Key factors that affected our financial performance during the three months ended March 31, 2014, compared to the same period of 2013, include:

•	Gross premiums written increased 6.3%;

•	Net premiums earned increased 13.0%;

•	Losses and LAE increased 12.9%;

•	Underwriting and other operating expenses increased 5.6%; and

•	Income taxes increased $1.5 million.
A primary measure of our performance is our ability to increase stockholders’ equity, including the impact of the Deferred reinsurance gain–LPT Agreement (Deferred Gain), over the long-term. The following table shows our stockholders' equity including the Deferred Gain, stockholders' equity on a GAAP basis, and number of common shares outstanding.

	March 31, 2014	December 31, 2013
	(in thousands, except share data)
Stockholders' equity including the Deferred Gain(1)	$833,058	$817,775
GAAP stockholders' equity	$587,861	$568,703
Common shares outstanding	31,375,759	31,299,930

(1)
Stockholders' equity including the Deferred Gain is a non-GAAP measure that is defined as total stockholders' equity plus the Deferred Gain, which we believe is an important supplemental measure of our capital position.

The comparative components of net income are set forth in the following table:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Gross premiums written	$186,018	$174,963
Net premiums written	183,250	172,026

Net premiums earned	$167,154	$147,975
Net investment income	18,013	17,405
Net realized gains on investments	3,259	794
Other income	55	103
Total revenues	188,481	166,277

Losses and LAE	122,256	108,272
Commission expense	20,075	18,393
Underwriting and other operating expenses	33,301	31,540
Interest expense	778	808
Income tax expense (benefit)	1,318	(226)
Total expenses	177,728	158,787
Net income	$10,753	$7,490
Less amortization of the Deferred Gain related to losses	$2,886	$3,305
Less amortization of the Deferred Gain related to contingent commission	400	382
Less impact of LPT Reserve Adjustments(1)	679	—
Less impact of LPT Contingent Commission Adjustments(2)	334	275
Net income before impact of the LPT Agreement(3)	$6,454	$3,528

(1)
Any adjustment to the estimated reserves ceded under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also included in losses and LAE incurred in the consolidated statements of comprehensive income, such that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement (LPT Reserve Adjustment).

(2)
Any adjustment to the contingent profit commission under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the consolidated statements of comprehensive income, such that the Deferred Gain reflects the balance that would have existed had the revised contingent profit commission been recognized at the inception of the LPT Agreement (LPT Contingent Commission Adjustments).

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
Net Premiums Earned
Net premiums earned increased 13.0% for the three months ended March 31, 2014, compared to the corresponding period in 2013. This increase was primarily due to increasing policy count, increasing average policy size, and higher net rate.
The following table shows the percentage change in our in-force premiums, policy count, average policy size, payroll exposure upon which our premiums are based, and net rate overall and for California, where 60% of our premiums are generated:

	As of March 31, 2014
	Year-to-Date Increase		Year-Over-Year Increase
	Overall	California	Overall	California
In-force premiums	2.1%	2.7%	12.5%	14.0%
In-force policy count	1.5	1.5	4.8	3.0
Average in-force policy size	0.6	1.2	7.3	10.7
In-force payroll exposure	1.3	1.3	5.6	3.8
Net rate(1)	0.8	1.4	6.5	9.8

(1)
Net rate, defined as total premium in-force divided by total insured payroll exposure, is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Our in-force premiums and number of policies in-force by select states were as follows:

	March 31, 2014		December 31, 2013		March 31, 2013		December 31, 2012
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in thousands)
California	$377,807	48,732	$367,813	48,032	$331,361	47,300	$317,890	46,829
Illinois	30,380	3,152	30,795	3,184	30,915	3,246	30,555	3,302
Georgia	25,439	3,865	25,565	3,762	24,110	3,354	22,985	3,150
Florida	21,597	3,549	19,897	3,270	18,199	3,034	17,676	2,918
North Carolina	15,227	2,131	15,615	2,112	13,809	1,846	12,421	1,629
Other	159,717	23,872	157,739	23,696	141,861	22,604	135,815	21,986
Total	$630,167	85,301	$617,424	84,056	$560,255	81,384	$537,342	79,814
Our strategic partnerships and alliances generated $146.2 million and $126.7 million, or 23.2% and 22.6%, of our in-force premiums as of March 31, 2014 and 2013, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to expand our existing relationships and actively seek new partnerships and alliances.
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
Any cost savings associated with SB 863 will be dependent on the implementation of the provisions of the bill and are not included in our current rate filings. At this point, we do not anticipate any cost savings associated with SB 863.

Our net rate (total in-force premiums divided by total insured payroll exposure) increased 1.4% in California during the three months ended March 31, 2014. Pricing in California reflects schedule rating, changes to filed rates, and experience modifiers. We will begin leveraging territorial multipliers and multiple insurance subsidiaries, each with different rate filings, to provide additional pricing options in California for policies incepting on or after June 1, 2014.
We expect that total premiums in 2014 across our markets will reflect:

•	overall net rate increases;

•	increasing average policy size; and

•	stable policy count growth, compared to 2013.
Net Investment Income and Net Realized Gains on Investments
We invest our holding company assets, statutory surplus, and the funds supporting our insurance liabilities, including unearned premiums and unpaid losses and LAE. We invest in fixed maturity securities, equity securities, and cash equivalents. Net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities, less bank service charges and custodial and portfolio management fees. We have established a high quality/short duration bias in our investment portfolio.
Net investment income increased 3.5% for the three months ended March 31, 2014, compared to the same period of 2013. This increase was primarily related to an increase in invested assets, partially offset by a decrease in the average pre-tax book yield on invested assets to 3.3%, compared to 3.5% for the first quarter of 2013. The tax-equivalent yield on invested assets decreased to 4.0% at March 31, 2014, compared to 4.3% at March 31, 2013.
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
Net realized gains on investments were $3.3 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.
Additional information regarding our Investments is set forth under “—Liquidity and Capital Resources—Investments.”
Combined Ratio
The combined ratio, a key measurement of underwriting profitability, is the sum of the loss and LAE ratio, the commission expense ratio, and underwriting and other operating expenses ratio. When the combined ratio is below 100%, we have recorded underwriting income, and conversely, when the combined ratio is greater than 100%, we have recorded an underwriting loss and cannot be profitable without investment income. Because we only have one operating segment, holding company expenses are included in our calculation of the combined ratio.
The following table provides the calculation of our calendar year combined ratios.

	Three Months Ended
	March 31,
	2014	2013
Loss and LAE ratio	73.1%	73.2%
Underwriting and other operating expenses ratio	20.0	21.3
Commission expense ratio	12.0	12.4
Combined ratio	105.1%	106.9%
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) has decreased year-over-year; however, our loss experience indicates an upward trend in medical and indemnity costs per claim that are reflected in our current accident year loss estimate. Specifically, we experienced increased costs associated with claims litigation driven by a nearly 15 percentage point increase in the number of claims that are in litigation in our Southern California operations for the three months ended March 31, 2014, compared to the same period of 2013; however, the increase in the number of claims that are in litigation in our Southern California operations was less than one percentage point as of March 31, 2014, compared to December 31, 2013. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. We assume that increasing medical and indemnity cost trends will continue to impact our long-term claims costs and current accident year loss estimate, which may be offset by rate increases.
Our loss and LAE ratio decreased 0.1 percentage points, while our losses and LAE increased 12.9% for the three months ended March 31, 2014, compared to the same period of 2013. Our current accident year loss estimates were 74.7% and 75.1% for the three months ended March 31, 2014 and 2013, respectively. The decrease in our current accident year loss estimate was primarily the result of net rate increases more than offsetting anticipated increases in loss costs. Prior accident year loss development in both periods was primarily related to our assigned risk business.
Excluding the impact from the LPT Agreement, losses and LAE would have been $126.6 million and $112.2 million, or 75.7% and 75.8% of net premiums earned, for the three months ended March 31, 2014 and 2013, respectively.
The table below reflects the losses and LAE reserve adjustments.

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Prior accident year (unfavorable) loss development, net	$(1,751)	$(1,130)
Amortization of the Deferred Gain related to losses	2,886	3,305
Amortization of the Deferred Gain related to contingent commission	400	382
Impact of LPT Reserve Adjustments	679	—
Impact of LPT Contingent Commission Adjustments	334	275
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
Our underwriting and other operating expenses ratio decreased 1.3 percentage points, while our underwriting and other operating expenses increased 5.6% for the three months ended March 31, 2014, compared to the same period of 2013. The lower underwriting and other operating expenses ratios are primarily due to net premiums earned increasing at a faster rate than our expenses. During the three months ended March 31, 2014, our premium taxes and assessments expenses increased $1.0 million, and IT related expenses increased $0.9 million, compared to the same period of 2013.
Commission Expense Ratio. The commission expense ratio is the ratio of commission expense to net premiums earned and measures the cost of compensating agents and brokers for the business we have underwritten.
Commission expense includes direct commissions to our agents and brokers for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.
Our commission expense ratio decreased 0.4 percentage points, while our commission expense increased 9.1% for the three months ended March 31, 2014, compared to the same period of 2013. This increase was primarily due to higher net premiums earned.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $1.3 million and $(0.2) million for the three months ended March 31, 2014 and 2013, respectively. The effective tax rates were 10.9% and (3.1)% for three months ended March 31, 2014 and 2013, respectively. The increased tax expense for the three months ended March 31, 2014, compared to the same period of 2013, was primarily due to a decrease in tax exempt income as a percentage of pre-tax net income and increased in projected annual net income before taxes.
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
The holding company had $51.9 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at March 31, 2014. Principal payments of $10 million and $60 million on our line of credit are payable on December 31, 2014 and 2015, respectively. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, investments, and dividends from our insurance subsidiaries.
Outstanding Debt. In December 2010, we entered into the Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility) under which we were provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $85.8 million and $95.1 million at March 31, 2014 and December 31, 2013, respectively. The Amended Credit Facility contains customary non-financial covenants and requires us to maintain 5% of the aggregate commitment amount of the line of credit in cash and cash equivalents at all times at the holding company. We are currently in compliance with all applicable covenants.
Our capital structure is comprised of outstanding debt and stockholders’ equity. As of March 31, 2014, our capital structure consisted of $70.0 million principal balance on our Amended Credit Facility, $32.0 million in surplus notes maturing in 2034, and $833.1 million of stockholders’ equity, including the Deferred Gain. Outstanding debt was 10.9% of total capitalization, including the Deferred Gain, as of March 31, 2014.
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
Our insurance subsidiaries had $351.8 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at March 31, 2014. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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
Various state laws and regulations require us to hold securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $777.6 million and $602.4 million were on deposit at March 31, 2014 and December 31, 2013, respectively. These laws and regulations govern both the amount and types of fixed maturity securities that are eligible for deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers was $32.3 million and $32.2 million at March 31, 2014 and December 31, 2013, respectively.
Cash Flows
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the three months ended:

	March 31,
	2014	2013
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$38,570	$41,587
Investing activities	(20,800)	(51,051)
Financing activities	(1,155)	(308)
Increase (decrease) in cash and cash equivalents	$16,615	$(9,772)

Operating Activities. Major components of net cash provided by operating activities for the three months ended March 31, 2014 included net premiums received of $168.8 million, and investment income received of $21.4 million. These were partially offset by claims payments of $91.1 million (net of $8.3 million recovered from reinsurers), underwriting and other operating expenses paid of $41.2 million (including premium taxes paid of $9.3 million), and commissions paid of $18.7 million.
Major components of net cash provided by operating activities for the three months ended March 31, 2013 included net premiums received of $142.1 million, and investment income received of $19.7 million. These were partially offset by claims payments of $77.9 million (net of $9.2 million recovered from reinsurers), underwriting and other operating expenses paid of $27.0 million (including premium taxes paid of $7.4 million), and commissions paid of $14.9 million.
Investing Activities. The major components of net cash used in investing activities for the three months ended March 31, 2014 and 2013 were the purchases of fixed maturity and equity securities, partially offset by proceeds from maturities and redemptions of investments.
Financing Activities. The majority of cash used in financing activities for the three months ended March 31, 2014 was related to dividends paid to stockholders.
The majority of cash used in financing activities for the three months ended March 31, 2013 was related to dividends paid to stockholders, partially offset by cash received related to the exercise of stock options.
Investments
The cost or amortized cost of our investment portfolio was $2.22 billion and the fair value was $2.38 billion as of March 31, 2014.
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
As of March 31, 2014, our investment portfolio, which is classified as available-for-sale, consisted of 93.1% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.2 at March 31, 2014. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "AA-." Our fixed maturity securities portfolio had a weighted average quality of "AA" as of March 31, 2014, with 59.2% of the portfolio rated "AA" or better, based on market value.
We carry our portfolio of equity securities on our balance sheet at fair value. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. Equity securities represented 6.9% of our investment portfolio at March 31, 2014.
Given current economic uncertainty and continuing market volatility, we believe that our current asset allocation best meets our strategy to preserve capital for policyholders, to provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average book yield, and the average tax equivalent yield based on the fair value of each category of invested assets as of March 31, 2014.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield
	(in thousands, except percentages)
U.S. Treasuries	$174,487	7.3%	1.9%	1.9%
U.S. Agencies	58,947	2.5	2.7	2.7
States and municipalities	763,913	32.2	3.7	5.4
Corporate securities	838,859	35.3	3.3	3.3
Residential mortgage-backed securities	261,392	11.0	3.6	3.6
Commercial mortgage-backed securities	64,063	2.7	2.6	2.6
Asset-backed securities	49,498	2.1	0.8	0.8
Equity securities	163,928	6.9	4.3	5.7
Total	$2,375,087	100.0%
Weighted average yield			3.3%	4.0%

The following table shows the percentage of total estimated fair value of our fixed maturity securities as of March 31, 2014 by credit rating category, using the lower of ratings assigned by Moody's Investor Services and/or Standard & Poor's.

Rating	Percentage of Total Estimated Fair Value
“AAA”	10.3%
“AA”	48.9
“A”	27.9
“BBB”	12.8
Below investment grade	0.1
Total	100.0%
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
Based on our reviews of fixed maturity and equity securities, we believe that we appropriately identified the declines in the fair values of our unrealized losses for the three months ended March 31, 2014. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or maturity.
Based on reviews of the equity securities for the three months ended March 31, 2014, the Company determined that the unrealized losses as of that date were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers.
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of our investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At March 31, 2014	(in thousands)
Fixed maturity securities
U.S. Treasuries	$167,437	$7,148	$(98)	$174,487
U.S. Agencies	55,912	3,035	—	58,947
States and municipalities	724,093	41,784	(1,964)	763,913
Corporate securities	812,448	32,007	(5,596)	838,859
Residential mortgaged-backed securities	256,573	8,136	(3,317)	261,392
Commercial mortgaged-backed securities	65,326	317	(1,580)	64,063
Asset-backed securities	49,592	38	(132)	49,498
Total fixed maturity securities	2,131,381	92,465	(12,687)	2,211,159
Equity securities	92,139	72,074	(285)	163,928
Total investments	$2,223,520	$164,539	$(12,972)	$2,375,087

Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of March 31, 2014:

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$14,598	$5,376	$7,185	$2,037	$—
Purchase liabilities	559,453	250,291	309,162	—	—
Notes payable(1)	132,609	12,411	63,685	2,832	53,681
Capital leases	2,461	1,170	866	425	—
Losses and LAE reserves (2)(3)	2,358,178	328,216	418,312	258,856	1,352,794
Total contractual obligations	$3,067,299	$597,464	$799,210	$264,150	$1,406,475

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of March 31, 2014. The interest rates range from 1.4% to 4.5%.

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

(3)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which are as follows for each of the periods presented above:

	Recoveries By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Reinsurance recoverables for unpaid losses	$(735,842)	$(38,246)	$(73,607)	$(69,593)	$(554,396)
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, and equity price risk, and are described in detail in our Annual Report. We have not experienced any material changes in market risk since December 31, 2013.
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of March 31, 2014, our fixed maturity securities portfolio had a duration of 4.2. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2013 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.
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

EMPLOYERS HOLDINGS, INC.

Date:	May 1, 2014	/s/ Douglas D. Dirks
Douglas D. Dirks
President and Chief Executive Officer
Employers Holdings, Inc.

Date:	May 1, 2014	/s/ William E. Yocke
William E. Yocke
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)