Form 10-Q
period 2014-06-30
Employers Holdings, Inc.
filed 2014-07-31
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	July 24, 2014
Common Stock, $0.01 par value per share	31,482,500 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	As of	As of
	June 30, 2014	December 31, 2013
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $2,189,306 at June 30, 2014 and $2,116,064 at December 31, 2013)	$2,287,127	$2,182,546
Equity securities at fair value (cost $94,187 at June 30, 2014 and $89,689 at December 31, 2013)	163,457	162,312
Total investments	2,450,584	2,344,858
Cash and cash equivalents	36,956	34,503
Restricted cash and cash equivalents	8,454	6,564
Accrued investment income	20,557	20,255
Premiums receivable (less bad debt allowance of $7,609 at June 30, 2014 and $7,064 at December 31, 2013)	321,576	279,080
Reinsurance recoverable for:
Paid losses	9,062	8,412
Unpaid losses, including bad debt allowance of $389 at December 31, 2013	699,200	742,666
Deferred policy acquisition costs	48,951	43,532
Deferred income taxes, net	47,907	58,062
Property and equipment, net	15,675	16,616
Intangible assets, net	9,349	9,685
Goodwill	36,192	36,192
Contingent commission receivable—LPT Agreement	34,415	25,104
Other assets	25,699	17,920
Total assets	$3,764,577	$3,643,449

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,354,759	$2,330,491
Unearned premiums	339,699	303,967
Total claims and policy liabilities	2,694,458	2,634,458
Commissions and premium taxes payable	46,920	45,314
Accounts payable and accrued expenses	17,276	18,711
Deferred reinsurance gain—LPT Agreement	223,080	249,072
Notes payable	102,000	102,000
Other liabilities	35,591	25,191
Total liabilities	3,119,325	3,074,746
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 54,855,474 and 54,672,904 shares issued and 31,482,500 and 31,299,930 shares outstanding at June 30, 2014 and December 31, 2013, respectively	549	547
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	343,869	338,090
Retained earnings	554,775	502,198
Accumulated other comprehensive income, net	108,609	90,418
Treasury stock, at cost (23,372,974 shares at June 30, 2014 and December 31, 2013)	(362,550)	(362,550)
Total stockholders’ equity	645,252	568,703
Total liabilities and stockholders’ equity	$3,764,577	$3,643,449
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	(unaudited)		(unaudited)
Net premiums earned	$172,659	$159,953	$339,813	$307,928
Net investment income	18,285	17,645	36,298	35,050
Net realized gains on investments	9,167	3,866	12,426	4,660
Other income	171	144	226	247
Total revenues	200,282	181,608	388,763	347,885
Expenses
Losses and loss adjustment expenses	98,524	112,638	220,780	220,910
Commission expense	20,301	20,127	40,376	38,520
Underwriting and other operating expenses	33,156	32,249	66,457	63,789
Interest expense	753	797	1,531	1,605
Total expenses	152,734	165,811	329,144	324,824
Net income before income taxes	47,548	15,797	59,619	23,061
Income tax expense	1,951	1,209	3,269	983
Net income	$45,597	$14,588	$56,350	$22,078

Earnings per common share (Note 10):
Basic	$1.45	$0.47	$1.79	$0.71
Diluted	$1.42	$0.46	$1.76	$0.70
Cash dividends declared per common share	$0.06	$0.06	$0.12	$0.12

Comprehensive income
Unrealized gains (losses) during the period (net of tax expense (benefit) of $8,641 and $(20,886) for the three months ended June 30, 2014 and 2013, respectively, and $14,144 and $(20,870) for the six months ended June 30, 2014 and 2013, respectively)	$16,050	$(38,787)	$26,268	$(38,761)
Reclassification adjustment for realized gains in net income (net of taxes of $3,208 and $1,353 for the three months ended June 30, 2014 and 2013, respectively, and $4,349 and $1,631 for the six months ended June 30, 2014 and 2013, respectively)	(5,959)	(2,513)	(8,077)	(3,029)
Other comprehensive income (loss), net of tax	10,091	(41,300)	18,191	(41,790)

Total comprehensive income (loss)	$55,688	$(26,712)	$74,541	$(19,712)

Net realized gains on investments
Net realized gains on investments before credit related impairments on fixed maturity securities	$9,167	$3,934	$12,426	$4,728
Other than temporary impairment, credit losses recognized in earnings	—	(68)	—	(68)
Net realized gains on investments	$9,167	$3,866	$12,426	$4,660
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Six Months Ended
	June 30,
	2014	2013
Operating activities	(unaudited)
Net income	$56,350	$22,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,508	2,800
Stock-based compensation	3,485	4,169
Amortization of premium on investments, net	5,140	4,310
Deferred income tax expense	360	(2,558)
Net realized gains on investments	(12,426)	(4,660)
Excess tax benefits from stock-based compensation	(1,152)	(349)
Other	(1)	549
Change in operating assets and liabilities:
Premiums receivable	(43,041)	(63,091)
Reinsurance recoverable for paid and unpaid losses	43,204	4,246
Federal income taxes	3,327	2,848
Unpaid losses and loss adjustment expenses	24,268	59,721
Unearned premiums	35,732	52,586
Accounts payable, accrued expenses and other liabilities	8,964	15,389
Deferred reinsurance gain—LPT Agreement	(25,992)	(6,860)
Contingent commission receivable—LPT Agreement	(9,311)	(1,807)
Other	(14,304)	(4,179)
Net cash provided by operating activities	78,111	85,192
Investing activities
Purchase of fixed maturity securities	(215,885)	(211,889)
Purchase of equity securities	(14,212)	(18,190)
Proceeds from sale of fixed maturity securities	38,028	706
Proceeds from sale of equity securities	21,288	18,357
Proceeds from maturities and redemptions of investments	100,700	86,326
Proceeds from sale of fixed assets	—	139
Capital expenditures	(2,448)	(3,206)
Restricted cash and cash equivalents (used in) provided by investing activities	(1,891)	751
Net cash used in investing activities	(74,420)	(127,006)
Financing activities
Cash transactions related to stock-based compensation	1,372	1,572
Dividends paid to stockholders	(3,762)	(3,708)
Excess tax benefits from stock-based compensation	1,152	349
Net cash used in financing activities	(1,238)	(1,787)
Net increase (decrease) in cash and cash equivalents	2,453	(43,601)
Cash and cash equivalents at the beginning of the period	34,503	140,661
Cash and cash equivalents at the end of the period	$36,956	$97,060
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
2. Changes in Estimates
During the second quarter of 2014, the Company reduced its estimated reserves ceded under the Loss Portfolio Transfer Agreement (LPT Agreement) by $30.0 million. This change in estimate resulted in a $20.1 million cumulative adjustment to the deferred reinsurance gain–LPT Agreement (Deferred Gain), which was also recognized in losses and LAE in the consolidated statement of comprehensive income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement (LPT Reserve Adjustment). This change in estimate was the result of the determination in the second quarter of 2014 that an adjustment was necessary to reflect observed favorable paid loss trends. This change in estimate increased net income by $20.1 million, or $0.64 and $0.63 per basic and diluted share, respectively, for the three and six months ended June 30, 2014.
During the second quarter of 2014, the Company increased its estimate of contingent commission receivable – LPT Agreement as a result of the determination in the second quarter of 2014 that an adjustment was necessary to reflect observed favorable paid loss trends. This change in estimate resulted in a $7.3 million cumulative adjustment to the deferred reinsurance gain–LPT Agreement (Deferred Gain), which was also recognized in losses and LAE incurred in the consolidated statement of comprehensive income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement (LPT Contingent Commission Adjustment). This change in estimate increased net income by $7.3 million, or $0.23 per basic and diluted share, for the three and six months ended June 30, 2014.
During the second quarter of 2014, the Company reallocated $12.0 million in reserves from non-taxable periods prior to January 1, 2000 to taxable years, which reduced our effective tax rate by 3.7 percentage points for the six months ended June 30, 2014. This change in estimate was the result of the determination in the second quarter of 2014 that a reallocation of reserves among accident years was appropriate to address a continuation of observed loss trends. The income tax impact of this change in estimate increased net income by $2.2 million, or $0.07 per basic and diluted share, for the three and six months ended June 30, 2014.

3. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets
Investments	$2,450,584	$2,450,584	$2,344,858	$2,344,858
Cash and cash equivalents	36,956	36,956	34,503	34,503
Restricted cash and cash equivalents	8,454	8,454	6,564	6,564
Financial liabilities
Notes payable	102,000	106,601	102,000	105,450
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
Fair value of available-for-sale fixed maturity and equity securities is based on quoted market prices, where available, and is obtained primarily from third-party pricing services, which generally use Level 1 or Level 2 inputs. The Company obtains a quoted price for each security from third party pricing services. The quoted prices are derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. The Company also performs a quarterly analysis on the prices received from third party pricing services to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If differences are noted in this review, the Company may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to prices obtained from third party pricing services as of June 30, 2014 or December 31, 2013 that were material to the Company's consolidated financial statements.
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

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$175,222	$—	$—	$170,897	$—
U.S. Agencies	—	55,746	—	—	68,118	—
States and municipalities	—	766,343	—	—	735,180	—
Corporate securities	—	903,665	—	—	833,296	—
Residential mortgage-backed securities	—	267,761	—	—	258,431	—
Commercial mortgage-backed securities	—	64,056	—	—	65,110	—
Asset-backed securities	—	54,334	—	—	51,514	—
Total fixed maturity securities	—	2,287,127	—	—	2,182,546	—
Equity securities	$163,457	$—	$—	$162,312	$—	$—
4. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At June 30, 2014
Fixed maturity securities
U.S. Treasuries	$167,628	$7,603	$(9)	$175,222
U.S. Agencies	52,835	2,911	—	55,746
States and municipalities	721,065	45,828	(550)	766,343
Corporate securities	869,484	36,743	(2,562)	903,665
Residential mortgage-backed securities	259,453	10,064	(1,756)	267,761
Commercial mortgage-backed securities	64,384	590	(918)	64,056
Asset-backed securities	54,457	19	(142)	54,334
Total fixed maturity securities	2,189,306	103,758	(5,937)	2,287,127
Equity securities	94,187	69,782	(512)	163,457
Total investments	$2,283,493	$173,540	$(6,449)	$2,450,584

At December 31, 2013
Fixed maturity securities
U.S. Treasuries	$163,951	$7,073	$(127)	$170,897
U.S. Agencies	64,985	3,137	(4)	68,118
States and municipalities	698,979	40,595	(4,394)	735,180
Corporate securities	814,283	28,671	(9,658)	833,296
Residential mortgage-backed securities	255,187	7,979	(4,735)	258,431
Commercial mortgage-backed securities	67,066	316	(2,272)	65,110
Asset-backed securities	51,613	54	(153)	51,514
Total fixed maturity securities	2,116,064	87,825	(21,343)	2,182,546
Equity securities	89,689	72,844	(221)	162,312
Total investments	$2,205,753	$160,669	$(21,564)	$2,344,858

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$167,886	$170,133
Due after one year through five years	787,393	827,571
Due after five years through ten years	668,919	702,215
Due after ten years	186,814	201,057
Mortgage and asset-backed securities	378,294	386,151
Total	$2,189,306	$2,287,127

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of June 30, 2014 and December 31, 2013.

	June 30, 2014			December 31, 2013
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in thousands)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$7,924	$(2)	2	$22,242	$(127)	7
U.S. Agencies	—	—	—	1,631	(4)	1
States and municipalities	3,564	(26)	2	127,965	(4,394)	34
Corporate securities	12,140	(23)	4	326,608	(9,536)	112
Residential mortgage-backed securities	5,570	(17)	20	129,586	(4,170)	58
Commercial mortgage-backed securities	93	(1)	2	35,878	(1,372)	9
Asset-backed securities	23,102	(56)	13	25,825	(52)	13
Total fixed maturity securities	52,393	(125)	43	669,735	(19,655)	234
Equity securities	10,434	(502)	23	6,140	(208)	17
Total less than 12 months	$62,827	$(627)	66	$675,875	$(19,863)	251

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$1,394	$(7)	1	$—	$—	—
States and municipalities	41,983	(524)	10	—	—	—
Corporate securities	137,395	(2,539)	47	6,174	(122)	3
Residential mortgage-backed securities	59,323	(1,739)	28	5,609	(565)	11
Commercial mortgage-backed securities	31,006	(917)	8	9,324	(900)	3
Asset-backed securities	14,145	(86)	3	8,938	(101)	3
Total fixed maturity securities	285,246	(5,812)	97	30,045	(1,688)	20
Equity securities	235	(10)	2	303	(13)	1
Total 12 months or greater	$285,481	$(5,822)	99	$30,348	$(1,701)	21

Total available-for-sale:
Fixed maturity securities
U.S. Treasuries	$9,318	$(9)	3	$22,242	$(127)	7
U.S. Agencies	—	—	—	1,631	(4)	1
States and municipalities	45,547	(550)	12	127,965	(4,394)	34
Corporate securities	149,535	(2,562)	51	332,782	(9,658)	115
Residential mortgage-backed securities	64,893	(1,756)	48	135,195	(4,735)	69
Commercial mortgage-backed securities	31,099	(918)	10	45,202	(2,272)	12
Asset-backed securities	37,247	(142)	16	34,763	(153)	16
Total fixed maturity securities	337,639	(5,937)	140	699,780	(21,343)	254
Equity securities	10,669	(512)	25	6,443	(221)	18
Total available-for-sale	$348,308	$(6,449)	165	$706,223	$(21,564)	272
Based on reviews of the fixed maturity securities, the Company determined that unrealized losses for the six months ended June 30, 2014 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or maturity.

Based on reviews of the equity securities for the six months ended June 30, 2014, the Company determined that unrealized losses as of that date were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers.
Net realized gains on investments and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Net realized gains on investments
Fixed maturity securities
Gross gains	$76	$1	$853	$1
Gross losses	—	—	(1)	—
Net realized gains on fixed maturity securities	$76	$1	$852	$1
Equity securities
Gross gains	$9,091	$3,933	$11,576	$4,977
Gross losses	—	(68)	(2)	(318)
Net realized gains on equity securities	$9,091	$3,865	$11,574	$4,659
Total	$9,167	$3,866	$12,426	$4,660

Change in unrealized gains (losses)
Fixed maturity securities	$18,043	$(62,851)	$31,339	$(75,082)
Equity securities	(2,519)	(687)	(3,353)	10,790
Total	$15,524	$(63,538)	$27,986	$(64,292)
Net investment income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Fixed maturity securities	$17,860	$17,280	$35,501	$34,526
Equity securities	1,054	947	2,007	1,783
Cash equivalents and restricted cash	14	28	33	63
	18,928	18,255	37,541	36,372
Investment expenses	(643)	(610)	(1,243)	(1,322)
Net investment income	$18,285	$17,645	$36,298	$35,050
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with certain states in which it does business. As of June 30, 2014 and December 31, 2013, securities having a fair value of $783.6 million and $602.4 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the types of securities that are eligible for deposit. The deposits are limited to fixed maturity securities in all states. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers at June 30, 2014 and December 31, 2013 was $30.9 million and $32.2 million, respectively. Pursuant to the Amended Credit Facility, a portion of the Company's debt was secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $85.7 million and $95.1 million at June 30, 2014 and December 31, 2013, respectively.

5. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rates for the periods presented.

	Six Months Ended
	June 30,
	2014	2013
Expense computed at statutory rate	35.0%	35.0%
Dividends received deduction and tax-exempt interest	(9.8)	(19.7)
LPT deferred gain amortization	(8.0)	(12.0)
LPT reserve adjustment	(8.1)	—
Pre-privatization reserve adjustment, excluding LPT	(3.7)	—
Other	0.1	1.0
Effective tax rate	5.5%	4.3%
6. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,330,491	$2,231,540
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	743,055	805,386
Net unpaid losses and LAE at beginning of period	1,587,436	1,426,154
Losses and LAE, net of reinsurance, related to:
Current period	252,761	227,926
Prior periods	3,321	1,651
Total net losses and LAE incurred during the period	256,082	229,577
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	19,705	21,843
Prior periods	168,254	143,776
Total net payments for losses and LAE during the period	187,959	165,619
Ending unpaid losses and LAE, net of reinsurance	1,655,559	1,490,112
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	699,200	801,149
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,354,759	$2,291,261
Total net losses and LAE included in the above table excludes the impact of the amortization of the deferred reinsurance gain—LPT Agreement (Note 7).
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
The Company amortized $35.3 million and $8.7 million of the Deferred Gain for the six months ended June 30, 2014 and 2013, respectively. The remaining Deferred Gain was $223.1 million and $249.1 million as of June 30, 2014 and December 31, 2013, respectively. The estimated remaining liabilities subject to the LPT Agreement were $565.2 million and $612.1 million as of June 30, 2014 and December 31, 2013, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $653.8 million and $637.9 million through June 30, 2014 and December 31, 2013, respectively.
8. Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income, net, is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	June 30, 2014	December 31, 2013
	(in thousands)
Net unrealized gain on investments, before taxes	$167,091	$139,105
Deferred tax expense on net unrealized gains	(58,482)	(48,687)
Total accumulated other comprehensive income, net	$108,609	$90,418
9. Stock-Based Compensation
The Company awarded stock options, restricted stock units (RSUs) and performance share units (PSUs) to certain officers and Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Weighted Average Exercise Price	Aggregate Fair Value on Date of Grant
				(in millions)
March 2014
Stock options(1)	141,744	$6.66	$20.87	$0.9
RSUs(1)	63,878	20.87	—	1.3
PSUs(2)	125,340	20.87	—	2.6

May 2014
RSUs(1)	22,392	21.43	—	0.5

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

The RSUs awarded in May 2014 were awarded to non-employee Directors of the Company and have a service vesting period of one year from the grant date.

(2)
The PSUs awarded in March 2014 were awarded to certain officers of the Company and have a performance period of three years and are subject to certain performance goals, based on the Company's statutory combined ratio, with payouts that range from 0% to 200% of the target awards. The value shown in the table represents the aggregate number of PSUs awarded at the target level.

A total of 109,166 and 411,295 stock options were exercised during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except share data)
Net income available to stockholders—basic and diluted	$45,597	$14,588	$56,350	$22,078
Weighted average number of shares outstanding—basic	31,518,473	31,079,713	31,464,198	30,997,552
Effect of dilutive securities:
PSUs	263,925	206,076	237,861	164,081
Stock options	213,496	299,817	232,007	292,341
RSUs	35,060	71,310	96,128	129,083
Dilutive potential shares	512,481	577,203	565,996	585,505
Weighted average number of shares outstanding—diluted	32,030,954	31,656,916	32,030,194	31,583,057
Diluted earnings per share excludes outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options and RSUs that were excluded from diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Options excluded as the exercise price was greater than the average market price	149,100	—	149,100	—
Options and RSUs excluded under the treasury method as the potential proceeds on settlement or exercise price were greater than the value of shares acquired	446,974	162,800	154,044	514,447

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
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. You should not place undue reliance on these statements, which speak only as of the date of this report. Forward-looking statements include those related to our expected financial position, business, financing plans, litigation, future premiums, revenues, earnings, pricing, investments, business relationships, expected losses, loss experience, loss reserves, acquisitions, competition, the impact of changes in interest rates, rate increases with respect to our business, and the insurance industry in general. Statements including words such as “expect,” “intend,” “plan,” “believe,” “estimate,” “may,” “anticipate,” “will,” or similar statements of a future or forward-looking nature identify forward-looking statements.
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
Results of Operations
Overall, net income was $45.6 million and $56.4 million for the three and six months ended June 30, 2014, respectively, compared to $14.6 million and $22.1 million for the corresponding periods of 2013. We recognized underwriting income of $20.7 million and $12.2 million for the three and six months ended June 30, 2014, respectively, compared to underwriting losses of $5.1 million and $15.3 million for the same periods of 2013. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned. Key factors that affected our financial performance during the three and six months ended June 30, 2014, compared to the same periods of 2013, include:

•	Gross premiums written increased 1.9% and 4.0%;

•	Net premiums earned increased 7.9% and 10.4%;

•	Net realized gains on investments increased $5.3 million and $7.8 million;

•	Losses and LAE decreased 12.5% and 0.1%;

•	Underwriting and other operating expenses increased 2.8% and 4.2%; and

•	Income taxes increased $0.7 million and $2.3 million.
Our results of operations were impacted by: (1) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $20.1 million cumulative adjustment to the Deferred Gain and reduced our losses and LAE by the same amount during the second quarter of 2014 (LPT Reserve Adjustment); (2) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $7.3 million cumulative adjustment, which reduced our losses and LAE by the same amount (LPT Contingent Commission Adjustment) during the second quarter of 2014; and (3) a reallocation of $12.0 million of reserves from non-taxable periods prior to January 1, 2000, which reduced our effective tax rate by 3.7 percentage points, or $2.2 million, for the six months ended June 30, 2014. Collectively, these items increased net income by $29.6 million during the second quarter of 2014.
A primary measure of our performance is our ability to increase stockholders’ equity, including the impact of the Deferred reinsurance gain–LPT Agreement (Deferred Gain), over the long-term. The following table shows our stockholders' equity including the Deferred Gain, stockholders' equity on a GAAP basis, and number of common shares outstanding.

	June 30, 2014	December 31, 2013
	(in thousands, except share data)
Stockholders' equity including the Deferred Gain(1)	$868,332	$817,775
GAAP stockholders' equity	$645,252	$568,703
Common shares outstanding	31,482,500	31,299,930

(1)
Stockholders' equity including the Deferred Gain is a non-GAAP measure that is defined as total stockholders' equity plus the Deferred Gain, which we believe is an important supplemental measure of our capital position.

The comparative components of net income are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Gross premiums written	$193,717	$190,068	$379,735	$365,031
Net premiums written	190,849	186,996	374,099	359,022

Net premiums earned	$172,659	$159,953	$339,813	$307,928
Net investment income	18,285	17,645	36,298	35,050
Net realized gains on investments	9,167	3,866	12,426	4,660
Other income	171	144	226	247
Total revenues	200,282	181,608	388,763	347,885

Losses and LAE	98,524	112,638	220,780	220,910
Commission expense	20,301	20,127	40,376	38,520
Underwriting and other operating expenses	33,156	32,249	66,457	63,789
Interest expense	753	797	1,531	1,605
Income tax expense	1,951	1,209	3,269	983
Total expenses	154,685	167,020	332,413	325,807
Net income	$45,597	$14,588	$56,350	$22,078
Less amortization of the Deferred Gain related to losses	$3,024	$3,275	$5,910	$6,580
Less amortization of the Deferred Gain related to contingent commission	532	406	932	788
Less impact of LPT Reserve Adjustments(1)	20,142	—	20,821	—
Less impact of LPT Contingent Commission Adjustments(2)	7,305	1,024	7,639	1,299
Net income before impact of the LPT Agreement(3)	$14,594	$9,883	$21,048	$13,411

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

We present net income before impact of the LPT Agreement because we believe that it is an important supplemental measure of operating performance to be used by analysts, investors, and other interested parties in evaluating us. The LPT Agreement was a non-recurring transaction under which the Deferred Gain does not effect our ongoing operations, and, consequently, we believe this presentation is useful in providing a meaningful understanding of our operating performance. In addition, we believe this non-GAAP measure, as we have defined it, is helpful to our management in identifying trends in our performance because the LPT Agreement has limited significance on our current and ongoing operations.
Net Premiums Earned
Net premiums earned increased 7.9% and 10.4% for the three and six months ended June 30, 2014, compared to the corresponding periods in 2013. These increases were primarily due to increasing policy count, increasing average policy size, and higher net rate. Sixty percent of our in-force premiums were generated in California and no other state represented a significant concentration of business as of June 30, 2014.
The following table shows the percentage change in our in-force premiums, policy count, average policy size, payroll exposure upon which our premiums are based, and net rate overall and for California:

	As of June 30, 2014
	Year-to-Date Increase (Decrease)		Year-Over-Year Increase
	Overall	California	Overall	California
In-force premiums	2.6%	3.8%	7.4%	9.3%
In-force policy count	2.3	1.9	3.7	2.7
Average in-force policy size	0.3	1.9	3.6	6.5
In-force payroll exposure	—	(0.5)	1.6	0.2
Net rate(1)	2.6	4.3	5.8	9.1

(1)
Net rate, defined as total in-force premiums divided by total insured payroll exposure, is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Our in-force premiums and number of policies in-force for California and all other states combined were as follows:

	June 30, 2014		December 31, 2013		June 30, 2013		December 31, 2012
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in thousands)
California	$381,870	48,950	$367,813	48,032	$349,253	47,659	$317,890	46,829
Other	251,815	37,067	249,611	36,024	240,537	35,273	219,452	32,985
Total	$633,685	86,017	$617,424	84,056	$589,790	82,932	$537,342	79,814
Our strategic partnerships and alliances generated $148.1 million and $134.8 million, or 23.4% and 22.9%, of our in-force premiums as of June 30, 2014 and 2013, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to expand our existing relationships and actively seek new partnerships and alliances.

In September 2012, the California legislature passed Senate Bill No. 863 (SB 863), which was subsequently signed into law. SB 863 includes a number of reforms to California's workers' compensation system, including increases to permanent disability benefits offset by reforms that were designed to reduce costs in the system; however, any cost savings associated with SB 863 will be dependent on the implementation of the provisions of the bill and are not included in our current rate filings. At this point, we do not anticipate any cost savings associated with SB 863.
Our net rate (total in-force premiums divided by total insured payroll exposure) increased 4.3% in California during the six months ended June 30, 2014. Pricing in California reflects schedule rating, changes to filed rates, and experience modifiers. We began leveraging territorial multipliers and multiple insurance subsidiaries, each with different rate filings, to provide additional pricing options in California for policies incepting on or after June 1, 2014.
We expect that total premiums in 2014 across our markets will reflect:

•	overall net rate increases;

•	increasing average policy size; and

•	moderate policy count growth.
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
Net investment income increased 3.6% for the three and six months ended June 30, 2014, compared to the same periods of 2013. This increase was primarily related to an increase in invested assets, partially offset by a decrease in the average pre-tax book yield on invested assets to 3.3% for the three and six months ended June 30, 2014, compared to 3.4% and 3.5% for the three and six months ended June 30, 2013. The tax-equivalent yield on invested assets decreased to 3.9% at June 30, 2014, compared to 4.2% at June 30, 2013.
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
Net realized gains on investments were $9.2 million and $12.4 million for the three and six months ended June 30, 2014, respectively, compared to $3.9 million and $4.7 million for the corresponding periods of 2013. The increase in net realized gains on investments was primarily due to the sale of certain equity securities in our portfolio during the second quarter of 2014.
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
The following table provides the calculation of our calendar year combined ratios.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Loss and LAE ratio	57.1%	70.4%	65.0%	71.7%
Underwriting and other operating expenses ratio	19.1	20.2	19.5	20.8
Commission expense ratio	11.8	12.6	11.9	12.5
Combined ratio	88.0%	103.2%	96.4%	105.0%

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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) has decreased year-over-year; however, our loss experience indicates an upward trend in medical and indemnity costs per claim that are reflected in our current accident year loss estimate. Specifically, we experienced increased costs associated with an increase in the number of cumulative trauma claims being filed during the first six months of 2014, compared to same period of 2013. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. We assume that increasing medical and indemnity cost trends will continue to impact our long-term claims costs and current accident year loss estimate, which may be offset by rate increases.
Our loss and LAE ratio decreased 13.3 and 6.7 percentage points, while our losses and LAE decreased 12.5% and 0.1% for the three and six months ended June 30, 2014, compared to the same periods of 2013. These decreases were primarily due to the $20.1 million favorable LPT Reserve Adjustment and the $7.3 million favorable LPT Contingent Commission Adjustment that decreased losses and LAE by those amounts in the second quarter of 2014. The decreases in our losses and LAE were partially offset by the impact of higher net premiums earned during the three and six months ended June 30, 2014, compared to the same periods of 2013. Our current accident year loss estimates were 74.1% and 74.4% for the three and six months ended June 30, 2014, compared to 73.0% and 74.0% for the three and six months ended 2013, respectively. The increases in our current accident year loss estimates were primarily the result of anticipated increases in loss costs that exceeded increases in net rate. Prior accident year (unfavorable) loss development was $(1.6) million and $(3.3) million for the three and six months ended June 30, 2014, compared to $(0.5) million and $(1.7) million the three and six months ended 2013, respectively. Prior accident year loss development in each period was primarily related to our assigned risk business.
Excluding the impact from the LPT Agreement, losses and LAE would have been $129.5 million and $117.3 million, or 75.0% and 73.4% of net premiums earned, for the the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, losses and LAE would have been $256.1 million and $229.6 million, or 75.4% and 74.6% of net premiums earned, respectively.
The table below reflects the losses and LAE reserve adjustments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Prior accident year (unfavorable) loss development, net	$(1,570)	$(521)	$(3,321)	$(1,651)
Amortization of the Deferred Gain related to losses	3,024	3,275	5,910	6,580
Amortization of the Deferred Gain related to contingent commission	532	406	932	788
Impact of LPT Reserve Adjustments	20,142	—	20,821	—
Impact of LPT Contingent Commission Adjustments	7,305	1,024	7,639	1,299
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
Our underwriting and other operating expenses ratio decreased 1.1 and 1.3 percentage points, while our underwriting and other operating expenses increased 2.8% and 4.2% for the three and six months ended June 30, 2014, compared to the same period of 2013. The lower underwriting and other operating expenses ratios were primarily due to net premiums earned increasing at a faster rate than our expenses. There were no material changes to expenses during the the three months ended June 30, 2014, compared to the same period of 2013. During the six months ended June 30, 2014, our premium taxes and assessments expenses increased $1.1 million and IT related expenses increased $1.0 million, compared to the same period of 2013.

Commission Expense Ratio. The commission expense ratio is the ratio of commission expense to net premiums earned and measures the cost of compensating agents and brokers for the business we have underwritten.
Commission expense includes direct commissions to our agents and brokers for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.
Our commission expense ratio decreased 0.8 and 0.6 percentage points, while our commission expense increased 0.9% and 4.8% for the three and six months ended June 30, 2014, compared to the same periods of 2013. This increase was primarily due to higher net premiums earned.
Income Tax Expense
Income tax expense was $2.0 million and $3.3 million for the three and six months ended June 30, 2014, respectively, compared to $1.2 million and $1.0 million for the corresponding periods of 2013. The effective tax rates were 4.1% and 5.5% for the three and six months ended June 30, 2014, respectively, compared to 7.7% and 4.3% for the same periods of 2013. The increased tax expense for the three and six months ended June 30, 2014, compared to the same period of 2013, was primarily due to increased projected annual net income before taxes.
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
The holding company had $68.8 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at June 30, 2014. Principal payments of $10 million and $60 million on our Amended Credit Facility (described below) are payable on December 31, 2014 and 2015, respectively. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, investments, and dividends from our insurance subsidiaries.
Outstanding Debt. In December 2010, we entered into the Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility) under which we were provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $85.7 million and $95.1 million at June 30, 2014 and December 31, 2013, respectively. The Amended Credit Facility contains customary non-financial covenants and requires us to maintain 5% of the aggregate commitment amount of the line of credit in cash and cash equivalents at all times at the holding company. We are currently in compliance with all applicable covenants.
Our capital structure is comprised of outstanding debt and stockholders’ equity. As of June 30, 2014, our capital structure consisted of $70.0 million principal balance on our Amended Credit Facility, $32.0 million in surplus notes maturing in 2034, and $868.3 million of stockholders’ equity, including the Deferred Gain. Outstanding debt was 10.5% of total capitalization, including the Deferred Gain, as of June 30, 2014.
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
Our insurance subsidiaries had $496.6 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at June 30, 2014. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events. On July 1, 2014, we entered into a new reinsurance program that is effective through June 30, 2015. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in five layers of coverage. Our reinsurance coverage is $195.0 million in excess of our $5.0 million retention on a per occurrence basis, subject to a $2.0 million annual aggregate deductible and certain exclusions. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized.
Various state laws and regulations require us to hold securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $783.6 million and $602.4 million were on deposit at June 30, 2014 and December 31, 2013, respectively. These laws and regulations govern both the amount and types of fixed maturity securities that are eligible for deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers was $30.9 million and $32.2 million at June 30, 2014 and December 31, 2013, respectively.
Cash Flows
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the six months ended:

	June 30,
	2014	2013
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$78,111	$85,192
Investing activities	(74,420)	(127,006)
Financing activities	(1,238)	(1,787)
Increase (decrease) in cash and cash equivalents	$2,453	$(43,601)
Operating Activities. Major components of net cash provided by operating activities for the six months ended June 30, 2014 included net premiums received of $332.5 million, and investment income received of $41.1 million. These were partially offset by claims payments of $189.0 million (net of $16.4 million recovered from reinsurers), underwriting and other operating expenses paid of $68.1 million (including premium taxes paid of $15.2 million), and commissions paid of $36.9 million.
Major components of net cash provided by operating activities for the six months ended June 30, 2013 included net premiums received of $297.4 million, and investment income received of $38.9 million. These were partially offset by claims payments of $163.8 million (net of $17.9 million recovered from reinsurers), underwriting and other operating expenses paid of $47.3 million (including premium taxes paid of $12.7 million), and commissions paid of $36.2 million.
Investing Activities. The major components of net cash used in investing activities for the six months ended June 30, 2014 and 2013 were the purchases of fixed maturity and equity securities, partially offset by proceeds from maturities and redemptions of investments.
Financing Activities. The majority of cash used in financing activities for the six months ended June 30, 2014 and 2013 was related to dividends paid to stockholders, partially offset by cash received related to the exercise of stock options.
Investments
The cost or amortized cost of our investment portfolio was $2.3 billion and the fair value was $2.5 billion as of June 30, 2014.
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
As of June 30, 2014, our investment portfolio, which is classified as available-for-sale, consisted of 93.3% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.2 at June 30, 2014. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "AA-." Our fixed maturity securities portfolio had a weighted average quality of "AA" as of June 30, 2014, with 57.9% of the portfolio rated "AA" or better, based on market value.
We carry our portfolio of equity securities on our balance sheet at fair value. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. Equity securities represented 6.7% of our investment portfolio at June 30, 2014.

Given current economic uncertainty and continuing market volatility, we believe that our current asset allocation best meets our strategy to preserve capital for policyholders, to provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average book yield, and the average tax equivalent yield based on the fair value of each category of invested assets as of June 30, 2014.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield
	(in thousands, except percentages)
U.S. Treasuries	$175,222	7.2%	1.8%	1.8%
U.S. Agencies	55,746	2.3	2.8	2.8
States and municipalities	766,343	31.3	3.7	5.4
Corporate securities	903,665	36.8	3.3	3.3
Residential mortgage-backed securities	267,761	10.9	3.6	3.6
Commercial mortgage-backed securities	64,056	2.6	2.5	2.5
Asset-backed securities	54,334	2.2	0.8	0.8
Equity securities	163,457	6.7	4.2	5.5
Total	$2,450,584	100.0%
Weighted average yield			3.3%	3.9%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of June 30, 2014 by credit rating category, using the lower of ratings assigned by Moody's Investor Services and/or Standard & Poor's.

Rating	Percentage of Total Estimated Fair Value
“AAA”	9.9%
“AA”	48.0
“A”	30.5
“BBB”	11.4
Below investment grade	0.2
Total	100.0%
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
Based on our reviews of fixed maturity and equity securities, we believe that we appropriately identified the declines in the fair values of our unrealized losses for the six months ended June 30, 2014. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or maturity.
Based on reviews of the equity securities for the six months ended June 30, 2014, the Company determined that the unrealized losses as of that date were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers.

The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of our investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At June 30, 2014	(in thousands)
Fixed maturity securities
U.S. Treasuries	$167,628	$7,603	$(9)	$175,222
U.S. Agencies	52,835	2,911	—	55,746
States and municipalities	721,065	45,828	(550)	766,343
Corporate securities	869,484	36,743	(2,562)	903,665
Residential mortgaged-backed securities	259,453	10,064	(1,756)	267,761
Commercial mortgaged-backed securities	64,384	590	(918)	64,056
Asset-backed securities	54,457	19	(142)	54,334
Total fixed maturity securities	2,189,306	103,758	(5,937)	2,287,127
Equity securities	94,187	69,782	(512)	163,457
Total investments	$2,283,493	$173,540	$(6,449)	$2,450,584
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of June 30, 2014:

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$13,272	$5,356	$7,862	$54	$—
Purchase liabilities	518,130	250,291	267,839	—	—
Notes payable(1)	131,674	12,326	63,247	2,825	53,276
Capital leases	2,133	998	790	345	—
Losses and LAE reserves (2)(3)	2,354,759	338,105	423,031	260,800	1,332,823
Total contractual obligations	$3,019,968	$607,076	$762,769	$264,024	$1,386,099

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of June 30, 2014. The interest rates range from 1.4% to 4.5%.

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

(3)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which are as follows for each of the periods presented above:

	Recoveries By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Reinsurance recoverables for unpaid losses	$(699,200)	$(35,362)	$(67,359)	$(63,078)	$(533,401)
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
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of June 30, 2014, our fixed maturity securities portfolio had a duration of 4.2. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2013 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.
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

EMPLOYERS HOLDINGS, INC.

Date:	July 31, 2014	/s/ Douglas D. Dirks
Douglas D. Dirks
President and Chief Executive Officer
Employers Holdings, Inc.

Date:	July 31, 2014	/s/ William E. Yocke
William E. Yocke
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)