Form 10-Q
period 2014-09-30
Employers Holdings, Inc.
filed 2014-10-30
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	October 23, 2014
Common Stock, $0.01 par value per share	31,489,468 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	As of	As of
	September 30, 2014	December 31, 2013
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $2,202,822 at September 30, 2014 and $2,116,064 at December 31, 2013)	$2,290,718	$2,182,546
Equity securities at fair value (cost $95,984 at September 30, 2014 and $89,689 at December 31, 2013)	164,548	162,312
Total investments	2,455,266	2,344,858
Cash and cash equivalents	59,006	34,503
Restricted cash and cash equivalents	20,786	6,564
Accrued investment income	19,485	20,255
Premiums receivable (less bad debt allowance of $7,819 at September 30, 2014 and $7,064 at December 31, 2013)	315,115	279,080
Reinsurance recoverable for:
Paid losses	7,954	8,412
Unpaid losses, including bad debt allowance of $389 at December 31, 2013	690,471	742,666
Deferred policy acquisition costs	47,935	43,532
Deferred income taxes, net	51,333	58,062
Property and equipment, net	19,902	16,616
Intangible assets, net	9,180	9,685
Goodwill	36,192	36,192
Contingent commission receivable—LPT Agreement	23,078	25,104
Other assets	23,479	17,920
Total assets	$3,779,182	$3,643,449

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,370,268	$2,330,491
Unearned premiums	335,826	303,967
Total claims and policy liabilities	2,706,094	2,634,458
Commissions and premium taxes payable	47,287	45,314
Accounts payable and accrued expenses	20,069	18,711
Deferred reinsurance gain—LPT Agreement	218,654	249,072
Notes payable	102,000	102,000
Other liabilities	32,485	25,191
Total liabilities	3,126,589	3,074,746
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 54,862,442 and 54,672,904 shares issued and 31,489,468 and 31,299,930 shares outstanding at September 30, 2014 and December 31, 2013, respectively	549	547
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	344,814	338,090
Retained earnings	568,080	502,198
Accumulated other comprehensive income, net	101,700	90,418
Treasury stock, at cost (23,372,974 shares at September 30, 2014 and December 31, 2013)	(362,550)	(362,550)
Total stockholders’ equity	652,593	568,703
Total liabilities and stockholders’ equity	$3,779,182	$3,643,449
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	(unaudited)		(unaudited)
Net premiums earned	$172,053	$164,429	$511,866	$472,357
Net investment income	18,179	17,799	54,477	52,849
Net realized gains on investments	1,776	1,075	14,202	5,735
Other income	48	29	274	276
Total revenues	192,056	183,332	580,819	531,217
Expenses
Losses and loss adjustment expenses	122,357	105,767	343,137	326,677
Commission expense	20,607	19,946	60,983	58,466
Underwriting and other operating expenses	31,854	32,493	98,311	96,282
Interest expense	743	815	2,274	2,420
Total expenses	175,561	159,021	504,705	483,845
Net income before income taxes	16,495	24,311	76,114	47,372
Income tax expense (benefit)	1,295	(3,274)	4,564	(2,291)
Net income	$15,200	$27,585	$71,550	$49,663

Earnings per common share (Note 10):
Basic	$0.48	$0.88	$2.27	$1.60
Diluted	$0.47	$0.86	$2.23	$1.56
Cash dividends declared per common share	$0.06	$0.06	$0.18	$0.18

Comprehensive income
Unrealized gains (losses) during the period (net of tax expense (benefit) of $(3,099) and $2,236 for the three months ended September 30, 2014 and 2013, respectively, and $11,045 and $(18,635) for the nine months ended September 30, 2014 and 2013, respectively)	$(5,755)	$4,154	$20,513	$(34,607)
Reclassification adjustment for realized gains in net income (net of taxes of $622 and $376 for the three months ended September 30, 2014 and 2013, respectively, and $4,971 and $2,007 for the nine months ended September 30, 2014 and 2013, respectively)	(1,154)	(699)	(9,231)	(3,728)
Other comprehensive (loss) income, net of tax	(6,909)	3,455	11,282	(38,335)

Total comprehensive income	$8,291	$31,040	$82,832	$11,328

Net realized gains on investments
Net realized gains on investments before credit related impairments on fixed maturity securities	$1,917	$1,075	$14,343	$5,803
Other than temporary impairment, credit losses recognized in earnings	(141)	—	(141)	(68)
Net realized gains on investments	$1,776	$1,075	$14,202	$5,735
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Nine Months Ended
	September 30,
	2014	2013
Operating activities	(unaudited)
Net income	$71,550	$49,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,240	4,324
Stock-based compensation	4,310	5,815
Amortization of premium on investments, net	7,809	6,574
Deferred income tax expense	655	(5,482)
Net realized gains on investments	(14,202)	(5,735)
Excess tax benefits from stock-based compensation	(1,154)	(386)
Other	352	1,007
Change in operating assets and liabilities:
Premiums receivable	(36,790)	(61,368)
Reinsurance recoverable for paid and unpaid losses	53,042	26,065
Federal income taxes	4,424	(925)
Unpaid losses and loss adjustment expenses	39,777	73,767
Unearned premiums	31,859	53,834
Accounts payable, accrued expenses and other liabilities	8,652	6,201
Deferred reinsurance gain—LPT Agreement	(30,418)	(20,441)
Contingent commission receivable—LPT Agreement	2,026	(2,247)
Other	(10,736)	(6,622)
Net cash provided by operating activities	136,396	124,044
Investing activities
Purchase of fixed maturity securities	(293,689)	(340,343)
Purchase of equity securities	(20,565)	(22,058)
Proceeds from sale of fixed maturity securities	42,232	32,706
Proceeds from sale of equity securities	27,614	22,266
Proceeds from maturities and redemptions of investments	158,252	148,418
Proceeds from sale of fixed assets	—	285
Capital expenditures	(8,510)	(5,552)
Change in restricted cash and cash equivalents	(14,222)	(725)
Net cash used in investing activities	(108,888)	(165,003)
Financing activities
Cash transactions related to stock-based compensation	1,492	5,315
Dividends paid to stockholders	(5,651)	(5,580)
Excess tax benefits from stock-based compensation	1,154	386
Net cash (used in) provided by financing activities	(3,005)	121
Net increase (decrease) in cash and cash equivalents	24,503	(40,838)
Cash and cash equivalents at the beginning of the period	34,503	140,661
Cash and cash equivalents at the end of the period	$59,006	$99,823
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
2. Changes in Estimates
During the nine months ended September 30, 2014, the Company reduced its estimated reserves ceded under the Loss Portfolio Transfer Agreement (LPT Agreement) by $33.3 million. This change in estimate resulted in a $22.3 million cumulative adjustment to the deferred reinsurance gain–LPT Agreement (Deferred Gain), which was also recognized in losses and LAE in the consolidated statement of comprehensive income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement (LPT Reserve Adjustment). This change in estimate was the result of the determination that an adjustment was necessary to reflect observed favorable paid loss trends. This change in estimate increased net income by $22.3 million, or $0.71 and $0.70 per basic and diluted share, respectively, for the nine months ended September 30, 2014.
During the nine months ended September 30, 2014, the Company increased its estimate of contingent commission receivable – LPT Agreement as a result of the determination that an adjustment was necessary to reflect observed favorable paid loss trends. This change in estimate resulted in a $7.9 million cumulative adjustment to the Deferred Gain, which was also recognized in losses and LAE incurred in the consolidated statement of comprehensive income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement (LPT Contingent Commission Adjustment). This change in estimate increased net income by $7.9 million, or $0.25 per basic and diluted share, for the nine months ended September 30, 2014.
During the nine months ended September 30, 2014, the Company reallocated $12.0 million in reserves from non-taxable periods prior to January 1, 2000 to taxable years, which reduced our effective tax rate by 3.5 percentage points for the nine months ended September 30, 2014. This change in estimate was the result of the determination that a reallocation of reserves among accident years was appropriate to address a continuation of observed loss trends. The income tax impact of this change in estimate increased net income by $2.7 million, or $0.09 and $0.08 per basic and diluted share, respectively, for the nine months ended September 30, 2014.

3. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets
Investments	$2,455,266	$2,455,266	$2,344,858	$2,344,858
Cash and cash equivalents	59,006	59,006	34,503	34,503
Restricted cash and cash equivalents	20,786	20,786	6,564	6,564
Financial liabilities
Notes payable	102,000	106,444	102,000	105,450
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
Fair value of available-for-sale fixed maturity and equity securities is based on quoted market prices, where available, and is obtained primarily from third-party pricing services, which generally use Level 1 or Level 2 inputs. The Company obtains a quoted price for each security from third party pricing services. The quoted prices are derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. The Company also performs a quarterly analysis on the prices received from third party pricing services to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If differences are noted in this review, the Company may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to prices obtained from third party pricing services as of September 30, 2014 or December 31, 2013 that were material to the Company's consolidated financial statements.
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

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$171,295	$—	$—	$170,897	$—
U.S. Agencies	—	48,795	—	—	68,118	—
States and municipalities	—	749,523	—	—	735,180	—
Corporate securities	—	911,271	—	—	833,296	—
Residential mortgage-backed securities	—	288,144	—	—	258,431	—
Commercial mortgage-backed securities	—	61,564	—	—	65,110	—
Asset-backed securities	—	60,126	—	—	51,514	—
Total fixed maturity securities	—	2,290,718	—	—	2,182,546	—
Equity securities	$164,548	$—	$—	$162,312	$—	$—
4. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
At September 30, 2014
Fixed maturity securities
U.S. Treasuries	$165,159	$6,197	$(61)	$171,295
U.S. Agencies	46,268	2,527	—	48,795
States and municipalities	703,112	46,702	(291)	749,523
Corporate securities	884,551	30,983	(4,263)	911,271
Residential mortgage-backed securities	281,125	8,995	(1,976)	288,144
Commercial mortgage-backed securities	62,297	348	(1,081)	61,564
Asset-backed securities	60,310	27	(211)	60,126
Total fixed maturity securities	2,202,822	95,779	(7,883)	2,290,718
Equity securities	95,984	69,480	(916)	164,548
Total investments	$2,298,806	$165,259	$(8,799)	$2,455,266

At December 31, 2013
Fixed maturity securities
U.S. Treasuries	$163,951	$7,073	$(127)	$170,897
U.S. Agencies	64,985	3,137	(4)	68,118
States and municipalities	698,979	40,595	(4,394)	735,180
Corporate securities	814,283	28,671	(9,658)	833,296
Residential mortgage-backed securities	255,187	7,979	(4,735)	258,431
Commercial mortgage-backed securities	67,066	316	(2,272)	65,110
Asset-backed securities	51,613	54	(153)	51,514
Total fixed maturity securities	2,116,064	87,825	(21,343)	2,182,546
Equity securities	89,689	72,844	(221)	162,312
Total investments	$2,205,753	$160,669	$(21,564)	$2,344,858

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$167,908	$169,932
Due after one year through five years	799,473	836,312
Due after five years through ten years	668,703	695,413
Due after ten years	163,006	179,227
Mortgage and asset-backed securities	403,732	409,834
Total	$2,202,822	$2,290,718

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of September 30, 2014 and December 31, 2013.

	September 30, 2014			December 31, 2013
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in thousands)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$24,935	$(46)	6	$22,242	$(127)	7
U.S. Agencies	—	—	—	1,631	(4)	1
States and municipalities	5,918	(66)	3	127,965	(4,394)	34
Corporate securities	131,672	(1,069)	40	326,608	(9,536)	112
Residential mortgage-backed securities	34,663	(124)	24	129,586	(4,170)	58
Commercial mortgage-backed securities	58	(1)	1	35,878	(1,372)	9
Asset-backed securities	27,708	(99)	15	25,825	(52)	13
Total fixed maturity securities	224,954	(1,405)	89	669,735	(19,655)	234
Equity securities	13,152	(889)	25	6,140	(208)	17
Total less than 12 months	$238,106	$(2,294)	114	$675,875	$(19,863)	251

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$1,381	$(15)	1	$—	$—	—
States and municipalities	22,049	(225)	5	—	—	—
Corporate securities	129,577	(3,194)	41	6,174	(122)	3
Residential mortgage-backed securities	57,621	(1,852)	30	5,609	(565)	11
Commercial mortgage-backed securities	30,813	(1,080)	8	9,324	(900)	3
Asset-backed securities	14,116	(112)	3	8,938	(101)	3
Total fixed maturity securities	255,557	(6,478)	88	30,045	(1,688)	20
Equity securities	447	(27)	2	303	(13)	1
Total 12 months or greater	$256,004	$(6,505)	90	$30,348	$(1,701)	21

Total available-for-sale:
Fixed maturity securities
U.S. Treasuries	$26,316	$(61)	7	$22,242	$(127)	7
U.S. Agencies	—	—	—	1,631	(4)	1
States and municipalities	27,967	(291)	8	127,965	(4,394)	34
Corporate securities	261,249	(4,263)	81	332,782	(9,658)	115
Residential mortgage-backed securities	92,284	(1,976)	54	135,195	(4,735)	69
Commercial mortgage-backed securities	30,871	(1,081)	9	45,202	(2,272)	12
Asset-backed securities	41,824	(211)	18	34,763	(153)	16
Total fixed maturity securities	480,511	(7,883)	177	699,780	(21,343)	254
Equity securities	13,599	(916)	27	6,443	(221)	18
Total available-for-sale	$494,110	$(8,799)	204	$706,223	$(21,564)	272
Based on reviews of the fixed maturity securities, the Company determined that unrealized losses for the nine months ended September 30, 2014 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or maturity.
Based on reviews of the equity securities, the Company recognized a total impairment of $0.1 million in the fair value of four equity securities for the nine months ended September 30, 2014 as a result of the severity and duration of the change in fair value of the securities. The remaining unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers.
Net realized gains on investments and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Net realized gains on investments
Fixed maturity securities
Gross gains	$6	$215	$859	$216
Gross losses	—	(7)	(1)	(7)
Net realized gains on fixed maturity securities	$6	$208	$858	$209
Equity securities
Gross gains	$1,910	$868	$13,486	$5,845
Gross losses	(140)	(1)	(142)	(319)
Net realized gains on equity securities	$1,770	$867	$13,344	$5,526
Total	$1,776	$1,075	$14,202	$5,735

Change in unrealized gains (losses)
Fixed maturity securities	$(9,925)	$(1,086)	$21,414	$(76,168)
Equity securities	(706)	6,401	(4,059)	17,191
Total	$(10,631)	$5,315	$17,355	$(58,977)
Net investment income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Fixed maturity securities	$17,848	$17,465	$53,349	$51,991
Equity securities	1,025	950	3,032	2,733
Cash equivalents and restricted cash	15	19	48	82
	18,888	18,434	56,429	54,806
Investment expenses	(709)	(635)	(1,952)	(1,957)
Net investment income	$18,179	$17,799	$54,477	$52,849
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with certain states in which it does business. As of September 30, 2014 and December 31, 2013, securities having a fair value of $782.7 million and $602.4 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the types of securities that are eligible for deposit. The deposits are limited to fixed maturity securities in all states. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers at September 30, 2014 and December 31, 2013 was $31.1 million and $32.2 million, respectively. Pursuant to the Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility), a portion of the Company's debt was secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $85.1 million and $95.1 million at September 30, 2014 and December 31, 2013, respectively.

5. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rates for the periods presented.

	Nine Months Ended
	September 30,
	2014	2013
Expense computed at statutory rate	35.0%	35.0%
Dividends received deduction and tax-exempt interest	(9.4)	(15.0)
LPT deferred gain amortization	(7.7)	(9.3)
LPT reserve adjustment	(8.4)	(6.0)
Pre-privatization reserve adjustment, excluding LPT	(3.5)	(10.5)
Other	—	1.0
Effective tax rate	6.0%	(4.8)%
6. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,330,491	$2,231,540
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	743,055	805,386
Net unpaid losses and LAE at beginning of period	1,587,436	1,426,154
Losses and LAE, net of reinsurance, related to:
Current period	379,233	347,568
Prior periods	3,992	1,797
Total net losses and LAE incurred during the period	383,225	349,365
Deduct payments for losses and LAE, net of reinsurance, related to:
Current period	44,522	46,347
Prior periods	246,342	203,707
Total net payments for losses and LAE during the period	290,864	250,054
Ending unpaid losses and LAE, net of reinsurance	1,679,797	1,525,465
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	690,471	779,842
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,370,268	$2,305,307
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
The Company amortized $40.1 million and $22.7 million of the Deferred Gain for the nine months ended September 30, 2014 and 2013, respectively. The remaining Deferred Gain was $218.7 million and $249.1 million as of September 30, 2014 and December 31, 2013, respectively. The estimated remaining liabilities subject to the LPT Agreement were $555.8 million and $612.1 million as of September 30, 2014 and December 31, 2013, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $660.8 million and $637.9 million through September 30, 2014 and December 31, 2013, respectively.
8. Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income, net, is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	September 30, 2014	December 31, 2013
	(in thousands)
Net unrealized gain on investments, before taxes	$156,460	$139,105
Deferred tax expense on net unrealized gains	(54,760)	(48,687)
Total accumulated other comprehensive income, net	$101,700	$90,418
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

A total of 116,134 and 411,295 stock options were exercised during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.

10. Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing income applicable to stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilutive impact of all convertible securities on earnings per share. Diluted earnings per share includes shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if outstanding options were to be exercised. The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except share data)
Net income available to stockholders—basic and diluted	$15,200	$27,585	$71,550	$49,663
Weighted average number of shares outstanding—basic	31,591,457	31,214,230	31,507,097	31,070,571
Effect of dilutive securities:
PSUs	279,550	284,217	252,532	211,347
Stock options	202,010	457,909	230,961	382,871
RSUs	36,403	77,320	53,538	136,581
Dilutive potential shares	517,963	819,446	537,031	730,799
Weighted average number of shares outstanding—diluted	32,109,420	32,033,676	32,044,128	31,801,370
Diluted earnings per share excludes outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options and RSUs that were excluded from diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Options excluded as the exercise price was greater than the average market price	271,944	—	141,900	—
Options and RSUs excluded under the treasury method as the potential proceeds on settlement or exercise price were greater than the value of shares acquired	296,867	165,504	154,044	165,504

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
Our goal is to maintain our focus on disciplined underwriting and to continue to pursue profitable growth opportunities across market cycles; however, we continue to be affected by persistently low investment yields and continuing high levels of unemployment and underemployment nationally. We believe overall economic conditions will remain uncertain in the near-term.
We market and sell our workers' compensation insurance products through independent local, regional, and national agents and brokers; through our strategic partnerships and alliances, including our principal partners ADP, Inc. and Anthem Blue Cross of California; and through relationships with national, regional, and local trade groups and associations.
Results of Operations
Overall, net income was $15.2 million and $71.6 million for the three and nine months ended September 30, 2014, respectively, compared to $27.6 million and $49.7 million for the corresponding periods of 2013. We recognized underwriting income (losses) of $(2.8) million and $9.4 million for the three and nine months ended September 30, 2014, respectively, compared to underwriting income (losses) of $6.2 million and $(9.1) million for the same periods of 2013. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned. Key factors that affected our financial performance during the three and nine months ended September 30, 2014, compared to the same periods of 2013, include:

•	Gross premiums written decreased 1.3% and increased 2.3%;

•	Net premiums earned increased 4.6% and 8.4%;

•	Net realized gains on investments increased $0.7 million and $8.5 million;

•	Losses and LAE increased 15.7% and 5.0%; and

•	Income taxes increased $4.6 million and $6.9 million.

Our results of operations for the nine months ended September 30, 2014 were impacted by: (1) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $22.3 million cumulative adjustment to the Deferred reinsurance gain–LPT Agreement (Deferred Gain) and reduced our losses and LAE by the same amount (LPT Reserve Adjustment); (2) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $7.9 million cumulative adjustment, which reduced our losses and LAE by the same amount (LPT Contingent Commission Adjustment); and (3) a reallocation of $12.0 million of reserves from non-taxable periods prior to January 1, 2000 during the second quarter of 2014, which reduced our effective tax rate for the nine months ended September 30, 2014 by 3.5 percentage points, or $2.7 million. Collectively, these items increased net income by $32.9 million for the nine months ended September 30, 2014.
Our results of operations for the nine months ended September 30, 2013 were impacted by: (1) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $10.1 million cumulative adjustment to the Deferred Gain and reduced our losses and LAE by the same amount (LPT Reserve Adjustment); and (2) a reallocation of $24.3 million of reserves from non-taxable periods prior to January 1, 2000 during the third quarter of 2013, which reduced our effective tax rate for the nine months ended September 30, 2013 by 10.5 percentage points, or $5.0 million. Collectively, these items increased net income by $15.1 million for the nine months ended September 30, 2013.
A primary measure of our performance is our ability to increase stockholders’ equity, including the impact of the Deferred Gain, over the long-term. The following table shows our stockholders' equity including the Deferred Gain, stockholders' equity on a GAAP basis, and number of common shares outstanding.

	September 30, 2014	December 31, 2013
	(in thousands, except share data)
Stockholders' equity including the Deferred Gain(1)	$871,247	$817,775
GAAP stockholders' equity	$652,593	$568,703
Common shares outstanding	31,489,468	31,299,930

(1)
Stockholders' equity including the Deferred Gain is a non-GAAP measure that is defined as total stockholders' equity plus the Deferred Gain, which we believe is an important supplemental measure of our capital position.

The comparative components of net income are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Gross premiums written	$166,397	$168,569	$546,132	$533,600
Net premiums written	164,234	165,885	538,333	524,907

Net premiums earned	$172,053	$164,429	$511,866	$472,357
Net investment income	18,179	17,799	54,477	52,849
Net realized gains on investments	1,776	1,075	14,202	5,735
Other income	48	29	274	276
Total revenues	192,056	183,332	580,819	531,217

Losses and LAE	122,357	105,767	343,137	326,677
Commission expense	20,607	19,946	60,983	58,466
Underwriting and other operating expenses	31,854	32,493	98,311	96,282
Interest expense	743	815	2,274	2,420
Income tax expense (benefit)	1,295	(3,274)	4,564	(2,291)
Total expenses	176,856	155,747	509,269	481,554
Net income	$15,200	$27,585	$71,550	$49,663
Less amortization of the Deferred Gain related to losses	$2,563	$3,195	$8,473	$9,775
Less amortization of the Deferred Gain related to contingent commission	455	396	1,387	1,184
Less impact of LPT Reserve Adjustments(1)	1,514	10,112	22,335	10,112
Less impact of LPT Contingent Commission Adjustments(2)	254	318	7,893	1,617
Net income before impact of the LPT Agreement(3)	$10,414	$13,564	$31,462	$26,975

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
Gross Premiums Written
Gross premiums written decreased 1.3% and increased 2.3% for the three and nine months ended September 30, 2014, compared to the same periods of 2013. These changes were primarily the result of actions that we initiated in June of 2014 to increase net rate, specifically in southern California.
Net Premiums Earned
Net premiums earned increased 4.6% and 8.4% for the three and nine months ended September 30, 2014, compared to the corresponding periods in 2013. These increases were primarily due to increasing policy count, increasing average policy size, and higher net rate. Sixty percent of our in-force premiums were generated in California and no other state represented a significant concentration of business as of September 30, 2014.
The following table shows the percentage change in our in-force premiums, policy count, average policy size, payroll exposure upon which our premiums are based, and net rate overall and for California:

	As of September 30, 2014
	Year-to-Date Increase (Decrease)		Year-Over-Year Increase (Decrease)
	Overall	California	Overall	California
In-force premiums	2.5%	3.0%	4.0%	5.1%
In-force policy count	2.3	0.5	2.4	0.4
Average in-force policy size	0.1	2.5	1.6	4.7
In-force payroll exposure	(1.0)	(4.9)	(0.9)	(5.1)
Net rate(1)	3.5	8.4	4.9	10.7

(1)
Net rate, defined as total in-force premiums divided by total insured payroll exposure, is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Our in-force premiums and number of policies in-force for California and all other states combined were as follows:

	September 30, 2014		December 31, 2013		September 30, 2013		December 31, 2012
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in thousands)
California	$378,915	48,275	$367,813	48,032	$360,545	48,086	$317,890	46,829
Other	253,642	37,750	249,611	36,024	247,873	35,959	219,452	32,985
Total	$632,557	86,025	$617,424	84,056	$608,418	84,045	$537,342	79,814
Our strategic partnerships and alliances generated $148.9 million and $139.3 million, or 23.5% and 22.9%, of our in-force premiums as of September 30, 2014 and 2013, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to expand our existing relationships and actively seek new partnerships and alliances.
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
Our net rate (total in-force premiums divided by total insured payroll exposure) increased 8.4% in California during the nine months ended September 30, 2014. Pricing in California reflects changes to schedule rating, filed rates, and experience modifiers. We began leveraging territorial multipliers and multiple insurance subsidiaries, each with different rate filings, to provide additional pricing options in California for policies incepting on or after June 1, 2014.
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
Net investment income increased 2.1% and 3.1%for the three and nine months ended September 30, 2014, compared to the same periods of 2013. These increases were primarily related to increases in invested assets, partially offset by a decrease in the average pre-tax book yield on invested assets to 3.2% and 3.3% for the three and nine months ended September 30, 2014, compared to 3.4% and 3.5% for the three and nine months ended September 30, 2013. The tax-equivalent yield on invested assets decreased to 3.9% at September 30, 2014, compared to 4.2% at September 30, 2013.
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
Net realized gains on investments were $1.8 million and $14.2 million for the three and nine months ended September 30, 2014, respectively, compared to $1.1 million and $5.7 million for the corresponding periods of 2013. The increase in net realized gains on investments for the nine months ended September 30, 2014 was primarily due to the sale of certain equity securities in our portfolio during the second quarter of 2014.
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

The following table provides the calculation of our calendar year combined ratios.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Loss and LAE ratio	71.1%	64.3%	67.0%	69.2%
Underwriting and other operating expenses ratio	18.5	19.8	19.3	20.3
Commission expense ratio	12.0	12.1	11.9	12.4
Combined ratio	101.6%	96.2%	98.2%	101.9%
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) has decreased year-over-year; however, our loss experience indicates an upward trend in medical and indemnity costs per claim that are reflected in our current accident year loss estimate. Specifically, we experienced increased costs associated with an increase in the number of cumulative trauma claims filed in California during the first nine months of 2014, compared to the same period of 2013. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. We assume that increasing medical and indemnity cost trends will continue to impact our long-term claims costs and current accident year loss estimate, which may be offset by rate increases.
Our loss and LAE ratio increased 6.8 and decreased 2.2 percentage points, while our losses and LAE increased 15.7% and 5.0% for the three and nine months ended September 30, 2014, compared to the same periods of 2013. The increase in the loss and LAE ratio for the three months ended September 30, 2014, compared to the same period of 2013, was primarily due to the $10.1 million favorable LPT Reserve Adjustment that decreased losses and LAE by that amount in the third quarter of 2013. The decrease in the loss and LAE ratio for the nine months ended September 30, 2014 was primarily due to the $20.1 million favorable LPT Reserve Adjustment and the $7.3 million favorable LPT Contingent Commission Adjustment that decreased losses and LAE by those amounts in the second quarter of 2014. The increases in the dollar amount of losses and LAE were primarily due to the impact of higher net premiums earned during the three and nine months ended September 30, 2014, compared to the same periods of 2013.
Our current accident year loss estimates were 73.5% and 74.1% for the three and nine months ended September 30, 2014, compared to 72.8% and 73.6% for the three and nine months ended 2013, respectively. The 2013 full accident year loss estimate was 77% at December 31, 2013. The increases in our current accident year loss estimates for the three and nine months ended September 30, 2014 were primarily the result of anticipated increases in loss costs that exceeded increases in net rate. Prior accident year unfavorable loss development was $0.7 million and $4.0 million for the three and nine months ended September 30, 2014, compared to $0.1 million and $1.8 million the three and nine months ended 2013, respectively. Prior accident year loss development in each period was primarily related to our assigned risk business. There was no material unfavorable loss development related to our voluntary business.
Excluding the impact from the LPT Agreement, losses and LAE would have been $127.1 million and $119.8 million, or 73.9% and 72.9% of net premiums earned, for the the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, losses and LAE would have been $383.2 million and $349.4 million, or 74.9% and 74.0% of net premiums earned, respectively.
Adjustments to losses and LAE are reflected in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Prior accident year (unfavorable) loss development, net	$(671)	$(146)	$(3,992)	$(1,797)
Amortization of the Deferred Gain related to losses	2,563	3,195	8,473	9,775
Amortization of the Deferred Gain related to contingent commission	455	396	1,387	1,184
Impact of LPT Reserve Adjustments	1,514	10,112	22,335	10,112
Impact of LPT Contingent Commission Adjustments	254	318	7,893	1,617

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
Our underwriting and other operating expenses ratio decreased 1.3 and 1.0 percentage points, while our underwriting and other operating expenses decreased 2.0% and increased 2.1% for the three and nine months ended September 30, 2014, compared to the same period of 2013. The lower underwriting and other operating expenses ratios were primarily due to net premiums earned increasing at a faster rate than our expenses. During the the three months ended September 30, 2014 our compensation related expenses decreased $1.3 million, partially offset by a $1.0 million increase in professional services fees, compared to the same period of 2013. During the nine months ended September 30, 2014, our IT related expenses increased $1.1 million, professional services fees increased $1.0 million, and premium taxes and assessments increased $0.8 million, partially offset by a $1.2 million decrease in compensation related expenses, compared to the same period of 2013.
Commission Expense Ratio. The commission expense ratio is the ratio of commission expense to net premiums earned and measures the cost of compensating agents and brokers for the business we have underwritten.
Commission expense includes direct commissions to our agents and brokers for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.
Our commission expense ratio decreased 0.1 and 0.5 percentage points, while our commission expense increased 3.3% and 4.3% for the three and nine months ended September 30, 2014, compared to the same periods of 2013. This increase in commission expense was primarily due to higher net premiums earned.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $1.3 million and $4.6 million for the three and nine months ended September 30, 2014, respectively, compared to $(3.3) million and $(2.3) million for the corresponding periods of 2013. The effective tax rates were 7.9% and 6.0% for the three and nine months ended September 30, 2014, respectively, compared to (13.5)% and (4.8)% for the same periods of 2013. The increased tax expense for the three and nine months ended September 30, 2014, compared to the same period of 2013, was primarily due to increased projected annual net income before taxes.
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
The holding company had $59.6 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at September 30, 2014. Principal payments of $10 million and $60 million on our Amended Credit Facility (described below) are payable on December 31, 2014 and 2015, respectively. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, investments, and dividends from our insurance subsidiaries.
Outstanding Debt. In December 2010, we entered into the Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility) under which we were provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $85.1 million and $95.1 million at September 30, 2014 and December 31, 2013, respectively. The Amended Credit Facility contains customary non-financial covenants and requires us to maintain 5% of the aggregate commitment amount of the line of credit in cash and cash equivalents at all times at the holding company. We are currently in compliance with all applicable covenants.
Our capital structure is comprised of outstanding debt and stockholders’ equity. As of September 30, 2014, our capital structure consisted of $70.0 million principal balance on our Amended Credit Facility, $32.0 million in surplus notes maturing in 2034, and $871.2 million of stockholders’ equity, including the Deferred Gain. Outstanding debt was 10.5% of total capitalization, including the Deferred Gain, as of September 30, 2014.
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
Our insurance subsidiaries had $533.4 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at September 30, 2014. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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
Various state laws and regulations require us to hold securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $782.7 million and $602.4 million were on deposit at September 30, 2014 and December 31, 2013, respectively. These laws and regulations govern both the amount and types of fixed maturity securities that are eligible for deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers was $31.1 million and $32.2 million at September 30, 2014 and December 31, 2013, respectively.
Cash Flows
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the nine months ended:

	September 30,
	2014	2013
	(in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$136,396	$124,044
Investing activities	(108,888)	(165,003)
Financing activities	(3,005)	121
Increase (decrease) in cash and cash equivalents	$24,503	$(40,838)
Operating Activities. Major components of net cash provided by operating activities for the nine months ended September 30, 2014 included net premiums received of $506.9 million, and investment income received of $63.1 million. These were partially offset by claims payments of $279.1 million (net of $25.4 million recovered from reinsurers), underwriting and other operating expenses paid of $98.7 million (including premium taxes paid of $21.0 million), and commissions paid of $57.3million.
Major components of net cash provided by operating activities for the nine months ended September 30, 2013 included net premiums received of $464.8 million, and investment income received of $59.7 million. These were partially offset by claims payments of $247.3 million (net of $27.0 million recovered from reinsurers), underwriting and other operating expenses paid of $97.8 million (including premium taxes paid of $17.8 million), and commissions paid of $55.4 million.
Investing Activities. The major components of net cash used in investing activities for the nine months ended September 30, 2014 and 2013 were the purchases of fixed maturity and equity securities, partially offset by proceeds from sales, maturities, and redemptions of investments.
Financing Activities. The majority of cash used in financing activities for the nine months ended September 30, 2014 was related to dividends paid to stockholders, partially offset by cash received related to the exercise of stock options.

The majority of cash provided by financing activities for the nine months ended 2013 was due to cash received related to the exercise of stock options, partially offset by dividends paid to stockholders.
Investments
The cost or amortized cost of our investment portfolio was $2.3 billion and the fair value was $2.5 billion as of September 30, 2014.
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
As of September 30, 2014, our investment portfolio, which is classified as available-for-sale, consisted of 93.3% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.1 at September 30, 2014. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "AA-." Our fixed maturity securities portfolio had a weighted average quality of "AA" as of September 30, 2014, with 57.7% of the portfolio rated "AA" or better, based on market value.
We carry our portfolio of equity securities on our balance sheet at fair value. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. Equity securities represented 6.7% of our investment portfolio at September 30, 2014.
Given current economic uncertainty and continuing market volatility, we believe that our current asset allocation best meets our strategy to preserve capital for policyholders, to provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average book yield, and the average tax equivalent yield based on the fair value of each category of invested assets as of September 30, 2014.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield
	(in thousands, except percentages)
U.S. Treasuries	$171,295	7.0%	1.9%	1.9%
U.S. Agencies	48,795	2.1	3.1	3.1
States and municipalities	749,523	30.5	3.7	5.4
Corporate securities	911,271	37.1	3.2	3.2
Residential mortgage-backed securities	288,144	11.7	3.5	3.5
Commercial mortgage-backed securities	61,564	2.5	2.4	2.4
Asset-backed securities	60,126	2.4	0.8	0.8
Equity securities	164,548	6.7	4.3	5.7
Total	$2,455,266	100.0%
Weighted average yield			3.3%	3.9%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of September 30, 2014 by credit rating category, using the lower of ratings assigned by Moody's Investor Services and/or Standard & Poor's.

Rating	Percentage of Total Estimated Fair Value
“AAA”	9.7%
“AA”	48.0
“A”	30.9
“BBB”	11.2
Below investment grade	0.2
Total	100.0%
Investments that we currently own could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary. We regularly assess individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair value. Our other-than-temporary impairment assessment includes reviewing the extent and duration of declines in the fair value of investments below amortized cost, historical and projected financial performance and near-term prospects of the issuer, the outlook for industry sectors, credit rating, and macro-economic changes. We also make a determination as to whether it is not more likely than not that we will be required to sell the security before its fair value recovers above cost, or maturity.
Based on our reviews of fixed maturity and equity securities, we believe that we appropriately identified the declines in the fair values of our unrealized losses for the nine months ended September 30, 2014. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or maturity.
Based on reviews of the equity securities, we recognized a total impairment of $0.1 million in the fair value of four equity securities for the nine months ended September 30, 2014 as a result of the severity and duration of the change in fair value of the securities. The remaining unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers.
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of our investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At September 30, 2014	(in thousands)
Fixed maturity securities
U.S. Treasuries	$165,159	$6,197	$(61)	$171,295
U.S. Agencies	46,268	2,527	—	48,795
States and municipalities	703,112	46,702	(291)	749,523
Corporate securities	884,551	30,983	(4,263)	911,271
Residential mortgaged-backed securities	281,125	8,995	(1,976)	288,144
Commercial mortgaged-backed securities	62,297	348	(1,081)	61,564
Asset-backed securities	60,310	27	(211)	60,126
Total fixed maturity securities	2,202,822	95,779	(7,883)	2,290,718
Equity securities	95,984	69,480	(916)	164,548
Total investments	$2,298,806	$165,259	$(8,799)	$2,455,266
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of September 30, 2014:

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$11,935	$5,121	$6,783	$31	$—
Purchase liabilities	5,365	5,099	266	—	—
Notes payable(1)	131,119	12,294	63,041	2,830	52,954
Capital leases	1,806	825	716	265	—
Losses and LAE reserves (2)(3)	2,370,268	353,111	435,220	266,020	1,315,917
Total contractual obligations	$2,520,493	$376,450	$506,026	$269,146	$1,368,871

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of September 30, 2014. The interest rates range from 1.4% to 4.5%.

(2)
Estimated losses and LAE reserve payment patterns have been computed based on historical information. Our calculation of loss and LAE reserve payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of losses and LAE reserves vary from actual ultimate paid claims due to variations between expected and actual payout patterns.

(3)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which are as follows for each of the periods presented above:

	Recoveries By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Reinsurance recoverables for unpaid losses	$(690,471)	$(35,362)	$(67,359)	$(63,077)	$(524,673)
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
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of September 30, 2014, our fixed maturity securities portfolio had a duration of 4.1. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2013 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.
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

EMPLOYERS HOLDINGS, INC.

Date:	October 30, 2014	/s/ Douglas D. Dirks
Douglas D. Dirks
President and Chief Executive Officer
Employers Holdings, Inc.

Date:	October 30, 2014	/s/ William E. Yocke
William E. Yocke
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)