Form 10-K
period 2014-12-31
Employers Holdings, Inc.
filed 2015-02-19
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was $662,932,517.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	February 12, 2015
Common Stock, $0.01 par value per share	31,493,828 shares outstanding
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

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

PART I
Item 1. Business
General
Employers Holdings, Inc. (EHI) is a holding company incorporated in Nevada in 2005. Unless otherwise indicated, all references to “we,” “us,” “our,” the “Company” or similar terms refer to EHI together with its subsidiaries. We had 709 full-time employees at December 31, 2014 and our principal executive offices are located at 10375 Professional Circle in Reno, Nevada.
Our insurance subsidiaries have each been assigned an A.M. Best Company (A.M. Best) rating of “A-” (Excellent), with a “negative” financial outlook.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, and Proxy Statements for our Annual Meetings of Stockholders are available free of charge on our website at www.employers.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). Our website also provides access to reports filed by our Directors, executive officers and certain significant stockholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, and charters for the Audit, Board Governance and Nominating, and Compensation committees of our Board of Directors are available on our website. Copies of these documents may also be obtained free of charge by written request to Investor Relations, 10375 Professional Circle, Reno, Nevada 89521-4802. The SEC also maintains a website at www.sec.gov that contains the information that we file electronically with the SEC.
Strategy
Our strategy is to pursue profitable growth opportunities across market cycles and maximize total investment returns within the constraints of prudent portfolio management. We execute this strategy by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-term relationships with independent insurance agencies, and developing important alternative distribution channels. In 2014, we began execution of a number of strategic initiatives, including: centralizing management of sales and underwriting operations; creating a new department focused on internal and customer facing business process excellence; slowing policy count growth in California as we diversify our risk exposure across our markets; establishing a three-company pricing platform in California with newly approved rates and territorial multipliers; strengthening the linkage between pricing and class code performance; and targeting attractive classes of business across all of our markets.
Description of Business
We are a specialty provider of workers' compensation insurance focused on select small businesses in low to medium hazard industries. We employ a disciplined, conservative underwriting approach designed to individually select specific types of businesses, predominantly those in the lowest four of the seven workers' compensation insurance industry defined hazard groups, that we believe will have fewer and less costly claims relative to other businesses in the same hazard groups. Workers' compensation is provided for under a statutory system wherein most employers are required to provide coverage for their employees' medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We operate as a single reportable segment and conduct operations in 31 states and the District of Columbia, with a concentration in California, where over one-half of our business is generated. We had total assets of $3.8 billion and $3.6 billion at December 31, 2014 and 2013, respectively. The following table highlights key results of our operations for the last three years.

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except ratios)
Net premiums written	$687,624	$678,466	$569,676
Total revenue	773,467	723,581	579,182
Net income	100,684	63,824	106,891

Combined ratio(1)	97.0%	103.9%	95.3%
Impact of the Loss Portfolio Transfer Agreement (LPT Agreement)(2)	8.0	5.9	20.0
Combined ratio before the impact of the LPT Agreement(2)	105.0%	109.8%	115.3%

(1)
The combined ratio, a key measurement of underwriting profitability, is the sum of the loss and loss adjustment expenses (LAE), commission expenses, and underwriting and other operating expenses, measured as a percentage of earned premium.

(2)
The impact of the LPT Agreement includes: (a) amortization of Deferred reinsurance gain–LPT Agreement (Deferred Gain); (b) adjustments to LPT Agreement ceded reserves; and (c) adjustments to contingent commission receivable–LPT Agreement. Deferred Gain reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method. Amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the LPT Agreement, except for the contingent profit commission, which is amortized through June 30, 2024. The amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement and the expected losses and LAE subject to the contingent profit commission under the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, contingent commission receivable, and the Deferred Gain, with the net effect being an increase or decrease, as the case may be, to net income. Combined ratio before impact of the LPT Agreement is not a measurement of financial performance under GAAP, but rather reflects the difference in accounting treatment between statutory accounting principles and GAAP, and should not be considered in isolation or as an alternative to the combined ratio or any other measure of performance derived in accordance with GAAP.

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
We utilize medical provider networks designed to produce superior medical and indemnity outcomes and make every appropriate effort to direct injured workers into these networks for medical treatments. In addition to our medical networks, we work closely with local vendors, including attorneys, medical professionals, pharmacy benefits managers, and investigators, to bring local expertise to our reported claims. We pay special attention to reducing costs and have established discounting arrangements with the aforementioned service providers. We use preferred provider organizations, bill review services, and utilization management to closely monitor medical costs.
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
We target select small businesses engaged in low to medium hazard industries. Our historical loss experience has been more favorable for lower industry defined hazard groups than for higher hazard groups. Further, we believe it is generally less costly to service and manage the risks associated with these lower hazard groups. Our underwriters use their local market expertise and disciplined underwriting to select specific types of businesses and risks within the classes of business we underwrite that allow us to generate loss ratios that are better than the industry average.
The following table sets forth our in-force premiums by hazard group and as a percentage of our total in-force premiums as of December 31:

Hazard Group	2014	Percentage of 2014 Total	2013	Percentage of 2013 Total	2012	Percentage of 2012 Total
	(in thousands, except percentages)
A	$165,655	26.4%	$146,263	23.7%	$120,863	22.5%
B	159,291	25.4	130,009	21.1	136,849	25.5
C	207,458	33.0	239,497	38.8	182,416	33.9
D	82,641	13.2	80,910	13.1	77,148	14.4
E	11,024	1.7	18,557	3.0	15,850	2.9
F	1,760	0.3	2,122	0.3	4,128	0.8
G	72	<0.1	66	<0.1	88	<0.1
Total	$627,901	100.0%	$617,424	100.0%	$537,342	100.0%

In-force premiums for our top ten types of insureds and as a percentage of our total in-force premiums as of December 31, 2014 were as follows:

Employer Classifications	In-force Premiums	Percentage of Total
	(in thousands, except percentages)
Restaurants	$165,791	26.4%
Automobile Service or Repair Shops	45,213	7.2
Hotels, Motels, and Clubs	42,878	6.8
Dentists, Optometrists, and Physicians	37,392	5.9
Gasoline Stations	24,512	3.9
Wholesale Stores	23,649	3.8
Real Estate Management	19,639	3.1
Apparel Manufacturing	18,581	3.0
Groceries and Provisions	16,440	2.6
Schools – Colleges and Religious Organizations	15,543	2.5
Total	$409,638	65.2%
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
As of December 31, 2014, our policyholders had average annual in-force premiums of $7,361. We are not dependent on any single policyholder and the loss of any single policyholder would not have a material adverse effect on our business.
Our in-force premiums and number of policies in-force were as follows as of December 31:

	2014		2013		2012
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in thousands)
California	$370,839	47,093	$367,813	48,032	$317,890	46,829
Other	257,062	38,209	249,611	36,024	219,452	32,985
Total	$627,901	85,302	$617,424	84,056	$537,342	79,814
The following trends affected our workers' compensation business from 2012 through 2014:

•	Total in-force premiums increased 16.9%, primarily due to an increasing number of policies in-force and higher premium rates, while California in-force premiums increased 16.7%; and

•	Total policies in-force increased 6.9%, while policies in-force in California increased only 0.6%, reflecting our efforts to continue to diversify and grow our business in profitable markets.
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
In September 2012, the California legislature passed Senate Bill No. 863 (SB 863), which was subsequently signed into law. SB 863 includes a number of reforms to California's workers' compensation system, including increases to permanent disability benefits offset by reforms designed to reduce costs in the system; however, any cost savings associated with SB 863 will be dependent on the implementation of the provisions of the bill and are not included in our current rate filings. We do not anticipate any net savings associated with SB 863.

Our net rate (total in-force premiums divided by total insured payroll exposure) increased 11.2%, 12.9%, and 13.7% in California during the years ended December 31, 2014, 2013, and 2012, respectively. Net rate is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures. Pricing in California reflects changes to schedule rating, filed rates, and experience modifiers. We began leveraging territorial multipliers and multiple insurance subsidiaries, each with different rate filings, to provide additional pricing options in California for policies incepting on or after June 1, 2014.
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
For a detailed description of our reserves, the judgments, key assumptions and actuarial methodologies that we use to estimate our reserves, and the role of our consulting actuary, see “Item 7 –Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations –Critical Accounting Policies –Reserves for Losses and LAE” and Note 9 in the Notes to our Consolidated Financial Statements.
The following tables show changes in the historical loss reserves, on a gross basis and net of reinsurance, at December 31 for each of the 10 years prior to 2014 for EICN and ECIC, and for each of the years ended December 31, 2008 through December 31, 2013 for EPIC and EAC. This information is presented on a GAAP basis and the paid and reserve data is presented on a calendar year basis.
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

	2004	2005	2006	2007	2008	2009	2010	2011	2012(1)	2013(1)	2014
Net reserves for losses and LAE	(in thousands)
Originally estimated	$1,089,814	$1,208,481	$1,209,652	$1,217,069	$1,430,128	$1,373,153	$1,323,686	$1,331,523	$1,426,154	$1,587,436	$1,700,185
Net cumulative amounts paid as of:
One year later	96,661	106,859	109,129	127,912	214,499	206,653	218,569	225,541	261,729	319,680
Two years later	161,252	175,531	186,014	219,496	342,174	361,048	371,065	390,536	456,472
Three years later	207,868	229,911	249,059	295,646	449,914	472,831	485,580	515,064
Four years later	247,217	279,405	302,863	354,867	532,107	557,760	576,967
Five years later	285,388	321,060	345,801	405,556	598,534	628,912
Six years later	317,489	354,765	384,509	448,122	656,076
Seven years later	344,968	384,899	417,572	484,662
Eight years later	369,270	412,240	447,604
Nine years later	392,492	437,317
Ten years later	413,911
Net reserves re-estimated as of:
One year later	1,011,759	1,101,352	1,149,641	1,151,246	1,378,769	1,359,023	1,324,813	1,333,323	1,433,210	1,591,957
Two years later	975,765	1,049,628	1,085,358	1,100,706	1,352,021	1,340,366	1,313,064	1,334,008	1,429,769
Three years later	954,660	1,004,589	1,035,028	1,079,913	1,319,989	1,324,835	1,312,313	1,329,580
Four years later	927,382	970,671	1,010,407	1,046,648	1,303,044	1,305,228	1,302,506
Five years later	900,588	949,446	973,921	1,038,650	1,277,675	1,291,339
Six years later	883,388	917,843	962,798	1,004,408	1,263,661
Seven years later	855,070	907,593	921,902	987,203
Eight years later	849,217	869,828	904,062
Nine years later	810,817	849,759
Ten years later	793,229
Net cumulative redundancy (deficiency):	296,585	358,722	305,590	229,866	166,467	81,814	21,180	1,943	(3,615)	(4,521)	—
Gross reserves - December 31	2,284,542	2,349,981	2,307,755	2,269,710	2,506,478	2,425,658	2,279,729	2,272,363	2,231,540	2,330,491	2,369,666
Reinsurance recoverable, gross	1,194,728	1,141,500	1,098,103	1,052,641	1,076,350	1,052,505	956,043	940,840	805,386	743,055	669,481
Net reserves - December 31	1,089,814	1,208,481	1,209,652	1,217,069	1,430,128	1,373,153	1,323,686	1,331,523	1,426,154	1,587,436	1,700,185
Gross re-estimated reserves	1,759,295	1,778,938	1,791,632	1,840,909	2,132,785	2,122,673	2,076,404	2,067,670	2,139,232	2,282,689	2,369,666
Re-estimated reinsurance recoverables	966,066	929,179	887,570	853,706	869,124	831,334	773,898	738,090	709,463	690,732	669,481
Net re-estimated reserves	793,229	849,759	904,062	987,203	1,263,661	1,291,339	1,302,506	1,329,580	1,429,769	1,591,957	1,700,185

Gross reserves for losses and LAE
Originally estimated	2,284,542	2,349,981	2,307,755	2,269,710	2,506,478	2,425,658	2,279,729	2,272,363	2,231,540	2,330,491	2,369,666
Gross cumulative amounts paid as of:
One year later	142,632	152,006	152,879	170,626	258,412	269,771	260,799	263,605	296,859	355,410
Two years later	252,379	264,430	272,478	304,146	449,206	466,398	451,359	463,730	527,332
Three years later	342,748	361,524	377,459	422,862	599,176	616,244	601,004	623,988
Four years later	424,811	452,955	473,828	522,296	719,433	736,304	728,121
Five years later	504,918	537,175	556,978	609,775	820,991	843,186
Six years later	579,585	611,093	632,477	686,064	914,262
Seven years later	647,276	677,472	699,264	754,248
Eight years later	707,823	738,678	760,940
Nine years later	764,910	795,399
Ten years later	817,959
Gross reserves re-estimated as of:
One year later	2,178,514	2,233,077	2,233,176	2,200,689	2,470,746	2,373,479	2,299,653	2,164,595	2,196,051	2,282,690
Two years later	2,138,648	2,170,292	2,162,695	2,148,399	2,405,837	2,370,646	2,178,129	2,123,372	2,139,232
Three years later	2,110,481	2,119,764	2,110,615	2,110,230	2,386,424	2,245,496	2,136,227	2,067,670
Four years later	2,078,223	2,084,854	2,074,466	2,094,050	2,259,994	2,185,507	2,076,404
Five years later	2,050,937	2,053,869	2,050,177	1,983,158	2,194,756	2,122,673
Six years later	2,027,187	2,027,729	1,936,441	1,906,181	2,132,785
Seven years later	2,001,243	1,918,261	1,857,243	1,840,909
Eight years later	1,895,418	1,846,283	1,791,632
Nine years later	1,824,090	1,778,938
Ten years later	1,759,295
Gross cumulative redundancy:	$525,247	$571,043	$516,123	$428,801	$373,693	$302,985	$203,325	$204,693	$92,308	$47,801	$—

(1)	The net cumulative deficiency at December 31, 2013 and 2012 included $(4.6) million and $(2.2) million, respectively, related to assigned risk business.

Reinsurance
Reinsurance is a transaction between insurance companies in which an original insurer, or ceding company, remits a portion of its premiums to a reinsurer, or assuming company, as payment for the reinsurer assuming a portion of the risk. Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage in excess of a specified amount, or retention, and up to a specified amount. Any liability exceeding the coverage limits of the reinsurance program is retained by the ceding company. The ceding company also bears the credit risk of a reinsurer's insolvency. Consistent with general industry practices, we purchase excess of loss reinsurance to protect against the impact of large individual, irregularly-occurring losses, and aggregate catastrophic losses from natural perils and terrorism, excluding nuclear, biological, chemical, and radiological events. Such reinsurance reduces the magnitude of such losses on our net income and the capital of our insurance subsidiaries.
Excess of Loss Reinsurance
Our current reinsurance program applies to all covered losses occurring between 12:01 a.m. July 1, 2014 and 12:01 a.m. July 1, 2015. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in five layers of coverage. Our reinsurance coverage is $195.0 million in excess of our $5.0 million retention on a per occurrence basis, subject to a $2.0 million annual aggregate deductible and certain exclusions. We are solely responsible for any losses we suffer above $200.0 million except those covered by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (TRIPRA of 2015). See "—Terrorism Risk Insurance Program." Covered losses which occur prior to expiration or cancellation of the agreement continue to be obligations of the subscribing reinsurers, subject to the other conditions in the agreement. The subscribing reinsurers may terminate the agreement only for our breach of the obligations of the agreement. We are responsible for the losses if the subscribing reinsurer cannot or refuses to pay.
The agreement includes certain exclusions for which our subscribing reinsurers are not liable for losses, including but not limited to losses arising from the following: reinsurance assumed by us under obligatory reinsurance agreements; financial guarantee and insolvency; certain nuclear risks; liability as a member, subscriber, or reinsurer of any pool, syndicate, or association, but not assigned risk plans; liability arising from participation or membership in any insolvency fund; loss or damage caused by war other than acts of terrorism or civil commotion; workers' compensation business covering persons employed in Minnesota; and any loss or damage caused by any act of terrorism involving biological, chemical, nuclear, or radioactive pollution or contamination. Our underwriting guidelines generally require that insured risks fall within the coverage provided in the reinsurance program. Executive review and approval would be required if we were to write risks outside the reinsurance program.
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
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775.0 million in cash. The LPT Agreement, which ceded to the reinsurers substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2.0 billion, excluding losses for burial and transportation expenses. The estimated remaining liabilities subject to the LPT Agreement were approximately $534.8 million and $612.1 million, as of December 31, 2014 and 2013, respectively (See Note 10 in the Notes to our Consolidated Financial Statements). Losses and LAE paid with respect to the LPT Agreement totaled approximately $668.4 million and $637.9 million through December 31, 2014 and 2013, respectively.
The reinsurers agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. The LPT Agreement required each reinsurer to place assets supporting the payment of claims by them in a trust that requires collateral be held at a specified level. The level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we may require the reinsurers to contribute additional assets to maintain the required minimum level of collateral. The value of these assets as of December 31, 2014 and 2013 was $1.5 billion and $1.3 billion, respectively.

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
We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain was recorded as a liability on our consolidated balance sheet as Deferred reinsurance gain–LPT Agreement (Deferred Gain). We are also entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement. As of December 31, 2014, our estimate of ultimate expected contingent profit commission was $62.7 million.
Recoverability of Reinsurance
Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance; however, it does not discharge the ceding company from its primary liability to its policyholders in the event the reinsurer cannot or refuses to pay its obligations under such reinsurance. We monitor the financial strength of our reinsurers and do not believe that we are currently exposed to any material credit risk through our reinsurance arrangements because our reinsurance is recoverable from large, well-capitalized reinsurance companies. At December 31, 2014, $1.5 billion was in trust accounts for reinsurance related to the LPT Agreement and an additional $5.6 million, not related to the LPT Agreement, was collateralized by cash or letters of credit.
The following table provides certain information regarding our ceded reinsurance recoverables for losses and LAE as of December 31, 2014.

Reinsurer	A.M. Best Rating(1)	Total Losses and LAE Paid	Total Unpaid Losses and LAE	Total
		(in thousands)
ACE Bermuda Insurance Limited	A++	$752	$53,480	$54,232
American Healthcare Indemnity Company	B++	10	1,844	1,854
Aspen Insurance UK Limited	A	33	7,267	7,300
Everest Reinsurance Company	A+	631	2,068	2,699
Finial Reinsurance	A-	12	3,035	3,047
Lloyds Syndicates	A+	42	59,021	59,063
Hannover Rueckversicherung-AG	A+	80	19,862	19,942
Markel Bermuda Ltd	A	518	2,994	3,512
Munich Reinsurance America, Inc	A+	739	7,106	7,845
National Indemnity Company	A++	4,133	294,141	298,274
National Union Fire Insurance Co of Pittsburg	A	56	1,493	1,549
Partner Reinsurance Europe plc	A+	467	1,403	1,870
Relia Star Life Insurance Company	A	62	1,920	1,982
Safety National Causality Corporation	A+	169	2,045	2,214
St Paul Fire & Marine Insurance Company	A++	18	3,119	3,137
Swiss Reinsurance America Corporation	A+	119	10,240	10,359
Tokio Marine & Nichido Fire Insurance Ltd (US)	A++	140	5,979	6,119
XL Re Limited	A	2,630	187,181	189,811
All Other	Various	52	5,283	5,335
Total		$10,663	$669,481	$680,144

(1)	A.M. Best's highest financial strength ratings for insurance companies are “A++” and “ A+” (Superior), “A” and “A−” (Excellent),
and "B++" and "B+" (Good).
We review the aging of our reinsurance recoverables on a quarterly basis. At December 31, 2014, less than 0.1% of our reinsurance recoverables on paid losses were greater than 90 days overdue.
Terrorism Risk Insurance Program
The Terrorism Risk Insurance Act of 2002 (2002 Act) was initially enacted in November 2002, modified and extended in 2005, again in 2007, and most recently in 2015. Now known as the Terrorism Risk Insurance Program Reauthorization Act of 2015 (TRIPRA of 2015), the program is designed to allow the insurance industry and the federal government to share losses from declared terrorist events according to a specific formula, and is in effect until December 31, 2020.

The workers' compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from terrorism or nuclear, biological, chemical, or radiological attacks. In addition, we are not able to limit our losses arising from any one catastrophe or from any one claimant. Our reinsurance policies exclude coverage for losses arising out of nuclear, biological, chemical or radiological attacks. Under TRIPRA of 2015, federal protection may be provided to the insurance industry for certain acts of foreign and domestic terrorism, including nuclear, biological, chemical or radiological attacks.
The impacts of any future terrorist acts are unpredictable, and the ultimate impact on our insurance subsidiaries, if any, of losses from any future terrorist acts will depend upon their nature, extent, location, and timing. We monitor the geographic concentration of our policyholders to help mitigate the risk of loss from terrorist acts.
Investments
As of December 31, 2014, the total amortized cost of our investment portfolio was $2.3 billion and the fair value of the portfolio was $2.4 billion. These investments provide a source of income, although short-term changes in interest rates and our current investment strategies affect the amount of investment income we earn and the fair value of our portfolio. Our investment strategy balances consideration of duration, yield, and credit risk.
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
Marketing and Distribution
We market our workers' compensation insurance products through independent local, regional, and national agents and brokers and through alternative distribution channels, including our partner ADP, Inc. (ADP) and national, regional, and local trade groups and associations.
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
We had 4,795 independent agencies that marketed and sold our insurance products at December 31, 2014. Independent agencies generated 76.2%, 76.7%, and 77.0% of in-force premiums at December 31, 2014, 2013, and 2012, respectively, and our largest agency generated 1.0% of in-force premiums at each of December 31, 2014, 2013, and 2012.
Alternative Distribution Channels
We have developed and continue to add to important distribution channels for our products and services that serves as an alternative to our strong independent agency distribution channel. These alternative distribution channels utilize partnerships and alliances with entities such as payroll companies and health care and property and casualty insurers for which we provide workers’ compensation insurance coverage. Our small business, low to medium hazard workers’ compensation insurance products are jointly offered and marketed with and through our partners and alliances.
Alternative distribution channels generated 23.6%, 23.0%, and 22.6% of our in-force premiums as of December 31, 2014, 2013, and 2012, respectively.
In 2014, a concentration of our business was generated by ADP. ADP is the largest payroll services provider in the United States servicing small and medium-sized businesses. As part of its services, ADP sells our workers' compensation insurance product along with its payroll and accounting services through its insurance agency and field sales staff primarily to small businesses. ADP generated 11.3%, 10.7%, and 10.3% of our in-force premiums as of December 31, 2014, 2013, and 2012, respectively. The majority of this business is written through ADP's small business unit, which has accounts of 1 to 50 employees. We pay ADP fees that are a percentage of premiums received for services provided through the ADP program.

Our relationship with ADP is non-exclusive; however, we believe we are a key partner of ADP for our selected markets and classes of business. Our agreement with ADP may be terminated at any time by either party without cause upon 120 days notice.
Competition and Market Conditions
The insurance industry is highly competitive, and there is significant competition in the national workers' compensation industry that is based on price and quality of services. We compete with other specialty workers' compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, third-party administrators, self-insurance funds, and state insurance pools. Many of our competitors are significantly larger, are more widely known, and/or possess considerably greater financial resources. Our primary competitors in California are AmTrust Financial Services, Inc., Berkshire Hathaway Homestate Companies, California State Compensation Insurance Fund, The Hartford Financial Services Group, Inc., ICW Group, and Travelers Insurance Group Holdings, Inc.
The workers' compensation sector continued to see average medical and indemnity claims costs increase in 2013, the most recent year for which industry data is available. We continue to have concerns related to the volatility and uncertainty in the financial markets and economic conditions generally.
In California, the Workers' Compensation Insurance Rating Bureau (WCIRB) noted a continued increase in indemnity claim frequency for the first half of 2014, unlike other states where frequency continues to decline. The WCIRB attributed this increase to late reported claims, cumulative injuries, increased benefits associated with SB 863, geographic and socioeconomic differences related to higher claim rates in Southern California, and other demographics, including a less experienced workforce.
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
Detailed annual and quarterly financial statements, prepared in accordance with statutory accounting principles (SAP), and other reports are required to be filed with the insurance regulator in each of the states in which we are licensed to transact business. The California Department of Insurance (California DOI), Florida Office of Insurance Regulation (Florida OIR), and Nevada Division of Insurance (Nevada DOI) periodically examine the statutory financial statements of their respective domiciliary insurance companies. In 2012, the California DOI, Florida OIR, and Nevada DOI completed financial examinations for ECIC, EPIC and EAC, and EICN, respectively. There were no material findings. The California DOI, Florida OIR, and Nevada DOI have initiated the next regularly scheduled exams of each of our four insurance subsidiaries.
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
The ability of EHI to pay dividends on our common stock and to pay other expenses will be dependent to a significant extent upon the ability of EICN and EPIC to pay dividends to their immediate holding company, Employers Group, Inc. (EGI) and, in turn, the ability of EGI to pay dividends to EHI. Additional information regarding financial, dividend, and investment restrictions is set forth in Note 15 in the Notes to our Consolidated Financial Statements.
Insurance Assessments. All of the states where our insurance subsidiaries are licensed to transact business require property and casualty insurers doing business within the state to pay various insurance assessments. We accrue a liability for estimated insurance assessments as direct premiums are written, losses are recorded, or as other events occur in accordance with various states' laws and regulations, and defer these costs and recognize them as an expense as the related premiums are earned. Various mechanisms exist in some of these states for assessed insurance companies to recover certain assessments. Additional information regarding insurance assessments is set forth in Note 12 to our Consolidated Financial Statements.
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
Under the Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These risk-based capital (RBC) requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model, known as the “Authorized Control Level” of RBC. At December 31, 2014, each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements.
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
Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, most significantly by the insurance regulators in California, Florida, and Nevada, the states in which our insurance subsidiaries are domiciled. As of December 31, 2014, over one-half of our in-force premiums were generated in California. Accordingly, we are particularly affected by regulation in California. The passage of any form of rate regulation in California could impair our ability to operate profitably in California, and any such impairment could have a material adverse effect on our financial condition and results of operations.
More generally, insurance regulators have broad regulatory powers designed to protect policyholders and claimants, and not stockholders or other investors. Regulations vary from state to state, but typically address or include:

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
Our business is concentrated in California, where we generated 59% of our in-force premiums as of December 31, 2014. Accordingly, the loss environment and unfavorable business, economic, demographic, natural perils, competitive, and regulatory conditions in California could negatively impact our business.
California has been greatly affected by the overall economic downturn and tightening of the credit markets. Since 2009, the economic condition of the state has resulted in decreased payrolls. In addition, many California businesses are dependent on tourism revenues, which are, in turn, dependent on a robust economy. The downturn in the national economy and the economy of California, or any other event that causes deterioration in tourism, could adversely impact small businesses, such as restaurants, that we have targeted as customers. The departure from California or insolvency of a significant number of small businesses could also have a material adverse effect on our financial condition and results of operations. California is also exposed to climate and environmental changes, natural perils such as earthquakes, and susceptible to the possibility of pandemics or terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in this state. Additionally, the workers' compensation industry has seen an increase in claims litigation in California. Because of the concentration of our business in California, we may be exposed to losses and business, economic, and regulatory risks or risk from natural perils that are greater than the risks associated with companies with greater geographic diversification.
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

We rely on relationships with our principal distribution partner.
We have an agreement with our principal distribution partner, ADP, to market and service our insurance products through its sales forces and insurance agencies. ADP generated 11.3% of our total in-force premiums as of December 31, 2014. Our agreement with ADP is not exclusive, and ADP may terminate the agreement without cause upon 120 days notice. The termination of this agreement, our failure to maintain a good relationship with ADP, or its failure to successfully market our products may materially reduce our revenues and could have a material adverse effect on our results of operations. In addition, we are subject to the risk that ADP may face financial difficulties, reputational issues, or problems with respect to its own products and services, which may lead to decreased sales of our products and services. Moreover, if ADP consolidates or aligns itself with another company or changes its products that are currently offered with our workers' compensation insurance products, we may lose business or suffer decreased revenues.
We are also subject to credit risk with respect to ADP, as it collects premiums on our behalf for the workers' compensation products that are marketed together with its own products. Any failure to remit such premiums to us or to remit such amounts on a timely basis could have an adverse effect on our results of operations.
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
At December 31, 2014, we had $680 million of reinsurance recoverables for paid and unpaid losses and LAE, of which $11 million was due to us on paid claims.
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
The availability, amount, and cost of reinsurance depend on market conditions and our loss experience and may vary significantly. We cannot be certain that our reinsurance agreements will be renewed or replaced prior to their expiration upon terms satisfactory to us. If we are unable to renew or replace our reinsurance agreements upon terms satisfactory to us, our net liability on individual risks would increase and we would have greater exposure to large and catastrophic losses, which could have a material adverse affect on our financial condition and results of operations.
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

We obtained reinsurance covering the losses incurred prior to July 1, 1995, and we could be liable for all of those losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers that are party to such transaction.
On January 1, 2000, EICN assumed all of the assets, liabilities, and operations of the Fund, including losses incurred by the Fund prior to such date. EICN also assumed the Fund's rights and obligations associated with the LPT Agreement that the Fund entered into with third party reinsurers with respect to its losses incurred prior to July 1, 1995, see “Item 1 –Business –Reinsurance –LPT Agreement.” We could be liable for all of those losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers party to such transaction. As of December 31, 2014, the estimated remaining liabilities subject to the LPT Agreement were $535 million. If we are unable to collect on these reinsurance recoverables, our financial condition and results of operations could be materially adversely affected.
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
The LPT Agreement also required the reinsurers to each place assets supporting the payment of claims by them in individual trusts that require that collateral be held at a specified level. The collateralization level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we can require the reinsurers to contribute additional assets to maintain the required minimum level. The value of these assets at December 31, 2014 was $1.5 billion. If the value of the collateral in the trusts drops below the required minimum level and the reinsurers are unable to contribute additional assets, we could be responsible for substituting a new reinsurer or paying those claims without the benefit of reinsurance. One of the reinsurers has collateralized its obligations under the LPT Agreement by placing shares of stock of a publicly held corporation, with a value of $1.3 billion at December 31, 2014, in a trust to secure the reinsurer's obligation of $294 million. The value of this collateral is subject to fluctuations in the market price of such stock. The other reinsurers have placed treasury and fixed maturity securities in trusts to collateralize their obligations.
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
We are exposed to significant financial risks related to the capital markets, including the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk, credit risk, and equity price risk. For more information regarding market risk, see "Item 7A–Quantitative and Qualitative Disclosures About Market Risk."
The outlook for our investment income is dependent on the future direction of interest rates, maturity schedules, and cash flow from operations that is available for investment. The fair values of fixed maturity securities that are “available-for-sale” fluctuate with changes in interest rates and cause fluctuations in our stockholders' equity. Any significant decline in our investment income or the value of our investments as a result of changes in interest rates, deterioration in the credit of companies or municipalities in which we have invested, decreased dividend payments, general market conditions, or events that have an adverse impact on any particular industry or geographic region in which we hold significant investments could have an adverse effect on our net income and, as a result, on our stockholders' equity and policyholder surplus.
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
Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by the 2002 Act, or its extension, TRIPRA of 2015, the risk of severe losses to us from acts of terrorism has not been eliminated because our excess of loss reinsurance treaty program contains various sub-limits and exclusions limiting our reinsurers' obligation to cover losses caused by acts of terrorism. Our excess of loss reinsurance treaties do not protect against nuclear, biological, chemical, or radiological events. If such an event were to impact one or more of the businesses we insure, we would be entirely responsible for any workers' compensation claims arising out of such event, subject to the terms of the 2002 Act and TRIPRA of 2015 and could suffer substantial losses as a result.
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
Our insurance subsidiaries are involved in various administrative proceedings and legal actions in the normal course of their insurance operations. Our subsidiaries have responded to the actions and intend to defend against these claims. These claims concern issues including eligibility for workers' compensation insurance coverage or benefits, the extent of injuries, wage determinations, disability ratings, and bad faith and extra-contractual liability. Adverse decisions in multiple administrative proceedings or legal actions could require us to pay significant amounts in the aggregate or to change the manner in which we administer claims, which could have a material adverse effect on our financial condition and results of operations.
Our business is largely dependent on the efforts of our management because of its industry expertise, knowledge of our markets, and relationships with the independent agents and brokers that sell our products.
Our success depends in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting and claims personnel, and other skilled employees who are knowledgeable about our business. The current success of our business is dependent in significant part on the efforts of Douglas D. Dirks, our President and Chief Executive Officer, and Terry Eleftheriou, our Executive Vice President and Chief Financial Officer. Many of our regional and local officers are also important to our operations because of their industry expertise, knowledge of our markets, and relationships with the independent agents and brokers who sell our products. We have entered into employment agreements with certain of our key executives. Currently, we maintain key man life insurance for our Chief Executive Officer. If we were to lose the services of members of our management team or key regional or local officers, we may be unable to find replacements satisfactory to us and our business. As a result, our operations may be disrupted and our financial performance and results of operations may be adversely affected.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are 79,533 square feet located in leased premises in Reno, Nevada. As of February 1, 2015, we leased 229,396 square feet of office space in 8 states. We believe that our existing office space is adequate for our current needs. We will continue to enter into or exit lease agreements to address future space requirements, as necessary.
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
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “EIG.” There were 1,130 holders of record as of February 12, 2015. High and low sales prices and cash dividends declared for the last two fiscal years were as follows:

	2014			2013
	Stock Price		Cash Dividends Declared	Stock Price		Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$31.60	$18.91	$0.06	$23.58	$20.57	$0.06
June 30	23.14	19.17	0.06	25.92	21.12	0.06
September 30	22.26	18.89	0.06	29.93	24.26	0.06
December 31	23.70	18.81	0.06	32.90	27.77	0.06
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
There were no unregistered sales or purchases of equity securities during the three months ended December 31, 2014.
Performance Graph
The following information compares the cumulative total return on $100 invested in the common stock of EHI, ticker symbol EIG, for the period commencing on December 31, 2009 and ending on December 31, 2014 with the cumulative total return on $100 invested in each of the Standard and Poor's 500 Index (S&P 500) and the Standard and Poor's 500 Property-Casualty Insurance Index (S&P P&C Insurance Index). The calculation of cumulative total return assumes the reinvestment of dividends. The following graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

Employers Holdings, Inc.
Cumulative Total Return Performance

	Period Ending
	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Employers Holdings, Inc.	100.00	115.76	121.61	140.27	217.71	163.56
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
S&P P&C Insurance Index	100.00	108.94	108.67	130.52	180.50	208.92

Item 6. Selected Financial Data
The following selected historical consolidated financial data should be read in conjunction with ''Item 7–Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations'' and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Income Statement Data	(in thousands, except per share amounts and ratios)
Revenues:
Net premiums earned	$684,467	$642,349	$501,464	$363,424	$321,786
Net investment income	72,354	70,764	72,363	80,117	83,032
Realized gains on investments, net	16,338	9,529	5,048	20,161	10,137
Other income	308	939	307	452	649
Total revenues	773,467	723,581	579,182	464,154	415,604
Net income before income taxes	106,559	53,174	97,544	46,517	66,992
Income tax expense (benefit)	5,875	(10,650)	(9,347)	(2,106)	3,523
Net income	$100,684	$63,824	$106,891	$48,623	$63,469
Earnings per common share
Basic	$3.19	$2.05	$3.40	$1.30	$1.53
Diluted	3.14	2.00	3.37	1.30	1.53
Selected Operating Data
Gross premiums written(1)	$697,712	$689,871	$580,327	$418,512	$322,277
Net premiums written(2)	$687,624	$678,466	$569,676	$410,038	$313,098
Combined ratio(3)	97.0%	103.9%	95.3%	113.9%	106.6%
Net income before impact of the LPT Agreement(4)(5)(6)	$45,674	$25,890	$6,957	$29,324	$43,754
Earnings per common share before impact of the LPT Agreement(6)
Basic	$1.45	$0.83	$0.22	$0.79	1.06
Diluted	1.42	0.81	0.22	0.78	1.06
Cash dividends declared per common share	0.24	0.24	0.24	0.24	0.24

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data	(in thousands)
Cash and cash equivalents	$103,573	$34,503	$140,661	$252,300	$119,825
Total investments	2,448,454	2,344,858	2,149,514	1,950,745	2,080,494
Reinsurance recoverable on paid and unpaid losses	680,144	751,078	814,853	951,569	970,458
Total assets	3,769,655	3,643,449	3,511,339	3,482,310	3,480,665
Unpaid losses and loss adjustment expense	2,369,666	2,330,491	2,231,540	2,272,363	2,279,729
Deferred reinsurance gain–LPT Agreement(4)(5)	207,020	249,072	281,043	365,963	383,399
Notes payable	92,000	102,000	112,000	122,000	132,000
Total liabilities	3,082,811	3,074,746	2,971,958	3,020,327	3,003,062
Total stockholders' equity	686,844	568,703	539,381	461,983	477,603
Other Financial Data
Total stockholders' equity including deferred reinsurance gain–LPT Agreement(4)(5)(7)	$893,864	$817,775	$820,424	$827,946	$861,002

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

(3)
Combined ratio is the sum of the losses and LAE, commission expense, and underwriting and other operating expenses, divided by net premiums earned. Because we only have one operating segment, holding company expenses are included in the combined ratio.

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
The table below shows the reconciliation of net income to net income before impact of the LPT Agreement for the periods presented:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net income	$100,684	$63,824	$106,891	$48,623	$63,469
Less amortization of the Deferred Gain related to losses	11,147	12,890	15,393	17,147	18,233
Less amortization of the Deferred Gain related to contingent commission	1,905	1,710	1,583	1,102	1,090
Less impact of LPT Reserve Adjustments(a)	31,112	18,986	73,349	—	—
Less impact of LPT Contingent Commission Adjustments(b)	10,846	4,348	9,609	1,050	392
Net income before impact of the LPT Agreement	$45,674	$25,890	$6,957	$29,324	$43,754

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
The table below shows the reconciliation of total equity to total equity including the Deferred Gain for the periods presented:

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Total stockholders' equity	$686,844	$568,703	$539,381	$461,983	$477,603
Deferred Gain	207,020	249,072	281,043	365,963	383,399
Total stockholders' equity including the Deferred Gain	$893,864	$817,775	$820,424	$827,946	$861,002

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
Results of Operations
Overall, net income was $100.7 million, $63.8 million, and $106.9 million in 2014, 2013, and 2012, respectively and we recognized underwriting income (losses) of $20.6 million, $(24.8) million, and $23.3 million for the same periods, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned. Key factors that affected our financial performance during 2014 and 2013, each compared to the previous year, respectively, include:

•	Gross premiums written increased 1% and 19%;

•	Net premiums earned increased 7% and 28%;

•	Net realized gains on investments increased $6.8 million and $4.5 million;

•	Losses and LAE decreased 2% and increased 61%;

•	Underwriting and other operating expenses increased 3% and 1%; and

•	Income tax expense was $5.9 million in 2014, while we had income tax benefits of $10.7 million and $9.3 million in 2013 and 2012, respectively.
In 2014, we began execution of a number of key strategic initiatives, including: centralizing management of sales and underwriting operations; creating a new department focused on internal and customer facing business process excellence; slowing policy count growth in California as we diversify our risk exposure across our markets; establishing a three-company pricing platform in California with newly approved rates and territorial multipliers; increasing pricing for under-performing class codes; and targeting attractive classes of business across all of our markets.
The following items were included in our 2014 results of operations: (1) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $31.1 million cumulative adjustment to the Deferred reinsurance gain–LPT Agreement (Deferred Gain) and reduced our losses and LAE by the same amount (LPT Reserve Adjustment); (2) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $10.8 million cumulative adjustment, which reduced our losses and LAE by the same amount (LPT Contingent Commission Adjustment); and (3) a reallocation of $13.1 million of reserves from non-taxable periods prior to January 1, 2000, which reduced our effective tax rate by 3.4 percentage points, or $3.6 million. Collectively, these items increased net income by $45.5 million for the year ended December 31, 2014.
The following items were included in our 2013 results of operations: (1) unfavorable prior accident year loss development of $6.9 million, including $5.0 million related to California loss reserves for the 2009 through 2011 accident years and $1.9 million related to our assigned risk business, which increased our losses and LAE by the same amount during 2013; (2) favorable development in the estimated reserves ceded under the LPT Agreement during 2013, which resulted in a $19.0 million cumulative adjustment to the Deferred Gain (LPT Reserve Adjustment); (3) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $4.3 million cumulative adjustment, which reduced our losses and LAE by the same amount (LPT Contingent Commission Adjustment); and (4) a reallocation of reserves from non-taxable periods prior to January 1, 2000, which reduced our effective tax rate by 13.9 percentage points, or $7.4 million, in 2013. Collectively, these items increased net income by $23.8 million for the year ended December 31, 2013.
The following items were included in our 2012 results of operations: (1) favorable development in the estimated reserves ceded under the LPT Agreement, which resulted in a $73.3 million LPT Reserve Adjustment; (2) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $9.6 million LPT Contingent Commission Adjustment; and (3) guidance issued by the Financial Accounting Standards Board that, beginning in 2012, changed the definition of policy acquisition costs which may be capitalized, resulting in a $7.1 million increase in our underwriting and other operating expenses during 2012. Collectively, these items increased net income by $75.8 million for the year ended December 31, 2012.
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

	2014	2013
	(in thousands, except share data)
Stockholders' equity including the Deferred Gain(1)	$893,864	$817,775
GAAP stockholders' equity	686,844	568,703
Common shares outstanding	31,493,828	31,299,930

(1)
Stockholders' equity, including the Deferred Gain, is a non-GAAP measure that is defined as total stockholders' equity plus the Deferred Gain, which we believe is an important supplemental measure of our capital position.

Our ability to increase stockholders' equity is dependent on our maintaining focus on disciplined underwriting and continuing to pursue profitable growth opportunities across market cycles; however, we continue to be affected by persistently low investment yields.
The comparative components of net income are set forth in the following table:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net premiums earned	$684,467	$642,349	$501,464
Net investment income	72,354	70,764	72,363
Realized gains on investments, net	16,338	9,529	5,048
Other income	308	939	307
Total revenues	773,467	723,581	579,182

Losses and LAE	453,354	463,579	287,910
Commission expense	81,382	78,258	65,580
Underwriting and other operating expenses	129,167	125,324	124,644
Interest expense	3,005	3,246	3,504
Income tax expense (benefit)	5,875	(10,650)	(9,347)
Total expenses	672,783	659,757	472,291
Net income	$100,684	$63,824	$106,891
Less amortization of the Deferred Gain related to losses	11,147	12,890	15,393
Less amortization of the Deferred Gain related to contingent commission	1,905	1,710	1,583
Less impact of LPT Reserve Adjustments(1)	31,112	18,986	73,349
Less impact of LPT Contingent Commission Adjustments(2)	10,846	4,348	9,609
Net income before impact of the LPT Agreement(3)	$45,674	$25,890	$6,957

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
Gross Premiums Written
Gross premiums written were $697.7 million, $689.9 million, and $580.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. The slower rate of growth in gross premiums written in 2014 was primarily the result of actions that we initiated in June of 2014 to increase net rate, specifically in southern California.
Net Premiums Earned
Net premiums earned were $684.5 million, $642.3 million, and $501.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. The increase in net premiums earned over the past three years was primarily due to increasing policy count, increasing average policy size, and higher net rate.
The following table shows the percentage change in our in-force premiums, policy count, average policy size, payroll exposure upon which our premiums are based, and net rate as of December 31, 2014 and 2013, respectively, overall and for California, where 59% of our premiums are generated:

	Percentage Change 2014 Over 2013		Percentage Change 2013 Over 2012
	Overall	California	Overall	California
In-force premiums	1.7%	0.8%	14.9%	15.7%
In-force policy count	1.5	(2.0)	5.3	2.6
Average in-force policy size	0.2	2.8	9.1	12.8
In-force payroll exposure	(2.1)	(9.3)	5.7	2.5
Net rate(1)	3.9	11.2	8.8	12.9

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
Net investment income was $72.4 million, $70.8 million, and $72.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. The average pre-tax book yield on invested assets was 3.2%, 3.4%, and 3.7% at December 31, 2014, 2013, and 2012, respectively, while the tax-equivalent yield on invested assets was 3.8%, 4.0%, and 4.4% as of the same dates, respectively.
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

Net realized gains on investments were $16.3 million, $9.5 million, and $5.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. The increase in net realized gains on investments for the year ended December 31, 2014, compared to 2013, was primarily related to a re-balancing of our investment portfolio. Additional information regarding our Investments is set forth under “–Liquidity and Capital Resources–Investments” and Note 6 in the Notes to our Consolidated Financial Statements.
Combined Ratio
The combined ratio, a key measurement of underwriting profitability, is the sum of the loss and LAE ratio, the commission expense ratio, and underwriting and other operating expenses ratio. When the combined ratio is below 100%, we have recorded underwriting income, and conversely, when the combined ratio is greater than 100%, we have recorded an underwriting loss, and cannot be profitable without investment income. Because we only have one operating segment, holding company expenses are included in our calculation of the combined ratio.
The following table provides the calculation of our calendar year combined ratios.

	Years Ended December 31,
	2014	2013	2012
Loss and LAE ratio	66.2%	72.2%	57.4%
Underwriting and other operating expenses ratio	18.9	19.5	24.8
Commission expense ratio	11.9	12.2	13.1
Combined ratio	97.0%	103.9%	95.3%
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
The accident year loss and LAE ratio is calculated by dividing the losses and LAE, regardless of when such loss and LAE are incurred, for insured events that occurred during a particular year by the net premiums earned for that year. The accident year losses and LAE ratio is calculated using premiums and losses and LAE that are net of amounts ceded to reinsurers. The accident year loss and LAE ratio for a particular year can decrease or increase when recalculated in subsequent periods as the reserves established for insured events occurring during that year develop favorably or unfavorably, and is an operating ratio based on our statutory financial statements and is not derived from our GAAP financial information.
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) has decreased year-over-year; however, our loss experience indicates an upward trend in medical and indemnity costs per claim that are reflected in our current accident year loss estimate. Specifically, we experienced increased costs associated with an increase in the number of cumulative trauma claims filed in California during 2014, compared to 2013. In 2013, we experienced increased costs associated with claims litigation, driven by a nearly eight percentage point increase in the number of claims that were litigated in our southern California operations during the fourth quarter of 2013, compared to a six percentage point increase during the first three quarters of the year. In 2014, the rate of increase in the number of litigated claims in California moderated. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. We assume that increasing medical and indemnity cost trends will continue to impact our long-term claims costs and current accident year loss estimate, which may be offset by rate increases. Additional information regarding our reserves for losses and LAE is set forth under “–Critical Accounting Policies–Reserves for Losses and LAE.”

Overall, losses and LAE were $453.4 million, $463.6 million, and $287.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. The decrease from 2013 to 2014 was primarily due to a decrease in the current accident year loss estimate, partially offset by higher net premiums earned. The increase from 2012 to 2013 was primarily due to higher net premiums earned in 2013. Additionally, there were favorable LPT Reserve Adjustments of $31.1 million, $19.0 million, and $73.3 million that decreased losses and LAE by those amounts for the years ended December 31, 2014, 2013, and 2012, respectively. Unfavorable prior accident year development in 2013 included $5.0 million related to California loss reserves for the 2009 through 2011 accident years and $1.9 million related to our assigned risk business. Prior accident year loss development in 2014 and 2012 was primarily related to our assigned risk business. There was no material unfavorable loss development related to our voluntary business in 2014 or 2012. Our current accident year loss estimates were 73.6%, 77.0%, and 77.0% for the years ended December 31, 2014, 2013, and 2012, respectively. The trend in the current accident year loss estimates reflects the impact of higher net rate, which is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures, particularly in California, which was offset by increasing loss costs in 2013.
Excluding the impact from the LPT Agreement, losses and LAE would have been $508.4 million, $501.5 million, and $387.8 million, or 74.3%, 78.1%, and 77.3% of net premiums earned, for the years ended December 31, 2014, 2013, and 2012, respectively.
The table below reflects losses and LAE reserve adjustments and the impact of the the LPT on net income before taxes.

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Prior accident year unfavorable development, net	$(4,521)	$(6,934)	$(1,800)
Amortization of the Deferred Gain related to losses	$11,147	$12,890	$15,393
Amortization of the Deferred Gain related to contingent commission	1,905	1,710	1,583
Impact of LPT Reserve Adjustments	31,112	18,986	73,349
Impact of LPT Contingent Commission Adjustments	10,846	4,348	9,609
Total impact of the LPT	$55,010	$37,934	$99,934
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
Our underwriting and other operating expenses ratio was 18.9%, 19.5%, and 24.8%, and our underwriting and other operating expenses were $129.2 million, $125.3 million, and $124.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. During the year ended December 31, 2014, premium taxes and assessments increased $1.6 million as net premiums earned increased, professional fees increased $1.0 million, and policyholder dividends increased $0.8 million, compared to 2013. During the year ended December 31, 2013, premium taxes and assessments increased $4.2 million and information technology expenses increased $2.3 million, compared to 2012.
Additionally, implementation of the accounting guidance for deferred policy acquisition costs (DAC) resulted in a $7.1 million increase in our underwriting and other operating expenses, partially offset by a $1.4 million change in estimate for guaranty fund assessments for the year ended December 31, 2012. Excluding the impact of the DAC guidance and the change in estimate for guaranty fund assessments, underwriting and other operating expenses would have increased $6.4 million for the year ended December 31, 2013 compared to 2012.
Commission Expense Ratio. The commission expense ratio is the ratio of commission expense to net premiums earned and measures the cost of compensating agents and brokers for the business we have underwritten.
Commission expense includes direct commissions to our agents and brokers for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.
Our commission expense ratio was 11.9%, 12.2%, and 13.1%, while our commission expense was $81.4 million, $78.3 million, and $65.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. While our commission expense is up over the past three years, primarily due to higher net premiums earned, our commission expense ratio has decreased over the past three years, primarily due to lower base commissions and agency incentives as a percentage of premiums earned.
Interest Expense
We incur interest expenses on notes payable. Interest expense was $3.0 million, $3.2 million, and $3.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. The decrease in interest expense from 2012 to 2014 was primarily due to the reduction in principal balance on our credit facility with Wells Fargo by $10.0 million in the fourth quarters of each of 2013 and 2014.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $5.9 million, $(10.7) million, and $(9.3) million for the years ended December 31, 2014, 2013, and 2012, respectively. The effective tax rate was 5.5%, (20.0)%, and (9.6)% for the years ended December 31, 2014, 2013, and 2012, respectively. The increased income tax expense for the year ended December 31, 2014, compared to 2013, was primarily due to the the increase in underwriting income to $20.6 million in 2014, compared to an underwriting loss of $24.8 million in 2013.
The increased tax benefit for the year ended December 31, 2013, compared to 2012, was primarily due to the reallocation of $27.2 million in reserves from non-taxable periods prior to January 1, 2000, during 2013, which reduced our effective tax rate by 13.9 percentage points for the year ended December 31, 2013.
For additional information regarding our income tax expense (benefit) see Note 8 in the Notes to our Consolidated Financial Statements.
Liquidity and Capital Resources
Parent Company Liquidity
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
Based on reported capital, surplus, and dividends paid within the last 12 months, the maximum dividends that may be paid by EICN and EPIC in 2015, without prior approval by the respective state insurance regulator, are $37.4 million and $26.1 million, respectively.
The holding company had $63.3 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at December 31, 2014. A principal payment of $60 million on our line of credit is due on December 31, 2015. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, investments, and dividends from our insurance subsidiaries.
Operating Subsidiaries Liquidity
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
Our insurance subsidiaries had $568.8 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at December 31, 2014. We believe that our subsidiaries' liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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
Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The amount of capital in our insurance subsidiaries is maintained relative to standardized capital adequacy measures such as risk-based capital (RBC), as established by the National Association of Insurance Commissioners. The RBC standard was designed to provide a measure by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of RBC. Each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements that correspond to any level of regulatory action at December 31, 2014.
Various state regulations require us to keep securities or letters of credit on deposit with certain states in which we do business. Securities having a fair market value of $783.9 million and $602.4 million were on deposit at December 31, 2014 and 2013, respectively. These laws and regulations govern both the amount and types of fixed maturity securities that are eligible for deposit. Additionally, certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. We held fixed maturity securities and restricted cash and cash equivalents that had a fair value of $31.2 million and $32.2 million in trust for the benefit of ceding reinsurers at December 31, 2014 and 2013, respectively.
Sources of Liquidity
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows. For additional information regarding our cash flows, see Item 8., Consolidated Statement of Cash Flows.

	Years Ended December 31,
	2014	2013	2012
Cash and cash equivalents provided by (used in):	(in thousands)
Operating activities	$169,397	$163,725	$131,249
Investing activities	(85,498)	(258,890)	(184,424)
Financing activities	(14,829)	(10,993)	(58,464)
Increase (decrease) in cash and cash equivalents	$69,070	$(106,158)	$(111,639)
Operating Cash Flows. Major components of net cash provided by operating activities in 2014 included net premiums received of $673.7 million, and investment income received of $82.7 million. These were partially offset by claims payments of $386.6 million (net of $33.2 million recovered from reinsurers), underwriting and other operating expenses paid of $122.6 million (including premium taxes paid of $27.1 million), and commissions paid of $78.9 million.
Major components of net cash provided by operating activities in 2013 included net premiums received of $624.0 million, and investment income received of $78.8 million. These were partially offset by claims payments of $332.8 million (net of $33.1 million recovered from reinsurers), underwriting and other operating expenses paid of $131.2 million (including premium taxes paid of $22.7 million), and commissions paid of $75.1 million.
Major components of net cash provided by operating activities in 2012 included net premiums received of $508.7 million, and investment income received of $79.6 million. These were partially offset by claims payments of $276.9 million (net of $38.2 million recovered from reinsurers), underwriting and other operating expenses paid of $124.9 million (including premium taxes paid of $16.9 million), and commissions paid of $55.2 million.
Investing Cash Flows. The majority of net cash used in investing activities in 2014, 2013, and 2012 was related to the investment of premiums received and the reinvestment of funds from maturities and redemptions.
Financing Cash Flows. The majority of cash used in financing activities in 2014 and 2013 was to pay stockholder dividends and to pay down the line of credit provided by the Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility). The majority of cash used in financing activities in 2012 was to repurchase $41.8 million of our common stock, to pay dividends to stockholders, and to pay down the line of credit provided by the Amended Credit Facility.
Capital Resources
Our capital structure is comprised of outstanding debt and stockholders' equity. As of December 31, 2014, our capital structure consisted of a $60.0 million principal balance on our Amended Credit Facility, $32.0 million in surplus notes maturing in 2034, and $893.9 million of stockholders' equity, including the Deferred Gain. Outstanding debt was 9.3% of total capitalization, including the Deferred Gain, as of December 31, 2014.

Ordinary Share Capital. The following table shows our beginning and ending stockholders' equity balance.

	December 31,
	2014	2013	2012
	(in thousands)
Beginning Balance	$568,703	$539,381	$461,983
Stock-based compensation	6,033	5,622	6,141
Stock options exercised	2,155	7,356	1,431
Vesting of restricted stock units, net of shares withheld to satisfy minimum tax withholding	(600)	(894)	(592)
Acquisition of treasury stock	—	—	(41,795)
Dividend to common stockholders	(7,540)	(7,455)	(7,508)
Excess tax benefit from stock-based compensation	902	—	—
Net income for the year	100,684	63,824	106,891
Change in net unrealized gains on investments, net of taxes	16,507	(39,131)	12,830
Ending Balance	$686,844	$568,703	$539,381
The following table shows our stockholders' equity including the Deferred Gain, with a reconciliation to our stockholders' equity on a GAAP basis.

	2014	2013
	(in thousands)
GAAP stockholders' equity	$686,844	$568,703
Deferred reinsurance gain—LPT Agreement	207,020	249,072
Stockholders' equity including the Deferred Gain	893,864	817,775
Outstanding Debt. In December 2010, we entered into the Amended Credit Facility under which we were provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $74.6 million and $95.1 million at December 31, 2014 and 2013, respectively. The Amended Credit Facility contains customary non-financial covenants and requires us to maintain 5% of the aggregate commitment amount of the line of credit in cash and cash equivalents at all times at the holding company. We are currently in compliance with all applicable covenants. In accordance with the terms of the contract, we repaid $10.0 million of the line of credit provided by the Amended Credit Facility on December 30, 2014.
EPIC has a total of $32.0 million in three surplus notes issued as part of a pooled transaction. The notes mature in 2034 and became callable by the Company in the second quarter of 2009.
Our total outstanding debt was $92.0 million and $102.0 million as of December 31, 2014 and 2013, respectively. Interest and fees on debt obligations totaled $2.8 million, $3.1 million, and $3.4 million in 2014, 2013, and 2012, respectively.
Contractual Obligations and Commitments. The following table identifies our long-term debt and contractual obligations as of December 31, 2014.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$11,402	$4,842	$5,722	$809	$29
Purchased liabilities	6,385	5,428	957	—	—
Notes payable(1)	120,816	62,567	2,829	2,829	52,591
Capital leases	1,446	621	640	185	—
Losses and LAE reserves(2)(3)	2,369,666	374,643	449,848	266,528	1,278,647
Total contractual obligations	$2,509,715	$448,101	$459,996	$270,351	$1,331,267

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of December 31, 2014. The interest rates range from 1.92% to 4.48%.

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

(3)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which were as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Reinsurance recoverables on unpaid losses and LAE	$(669,481)	$(33,992)	$(64,510)	$(59,956)	$(511,023)
Investments
The cost or amortized cost of our investment portfolio was $2.3 billion and the fair value was $2.4 billion as of December 31, 2014.
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
As of December 31, 2014, our investment portfolio, which is classified as available-for-sale, consisted of 93.0% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.0 at December 31, 2014. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio shall be “AA-.” Our fixed maturity securities portfolio had a weighted average quality of “AA-” as of December 31, 2014, with 57.4% of the portfolio rated “AA” or better, based on market value.
We carry our portfolio of equity securities on our balance sheet at fair value. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. Equity securities represented 7.0% of our investment portfolio at December 31, 2014.
Given current economic uncertainty and continuing market volatility, we believe that our current asset allocation best meets our strategy to preserve capital for policyholders, to provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.
We seek to maximize total investment returns within the constraints of prudent portfolio management. The asset allocation is reviewed by the Finance Committee of the Board of Directors on a quarterly basis. We employ Conning Asset Management (Conning) to act as our independent investment manager. Conning follows our written investment guidelines based upon strategies approved by the Board of Directors. In addition to the construction and management of the portfolio, we utilize the investment advisory services of Conning.

The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average book yield, and the average tax equivalent yield based on the fair value of each category of invested assets as of December 31, 2014.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield
	(in thousands, except percentages)
U.S. Treasuries	$166,760	6.8%	1.9%	1.9%
U.S. Agencies	39,602	1.6	3.7	3.7
States and municipalities	745,764	30.5	3.6	5.2
Corporate securities	908,299	37.1	3.2	3.2
Residential mortgaged-backed securities	288,434	11.8	3.4	3.4
Commercial mortgaged-backed securities	65,403	2.7	2.4	2.4
Asset-backed securities	61,487	2.5	0.7	0.7
Equity securities	172,705	7.0	4.4	5.8
Total investments	$2,448,454	100.0%
Weighted average yield			3.2%	3.8%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of December 31, 2014 by credit rating category, using the lower of ratings assigned by Moody's Investor Service and/or Standard & Poor's.

Rating	Percentage of Total Estimated Fair Value
“AAA”	9.7%
“AA”	47.7
“A”	31.6
“BBB”	10.8
Below Investment Grade	0.2
Total	100.0%
Investments that we currently own could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary. We regularly assess individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair value. Our other-than-temporary impairment assessment includes reviewing the extent and duration of declines in fair value of investments below amortized cost, historical and projected financial performance and near-term prospects of the issuer, the outlook for industry sectors, credit rating, and macro-economic changes. We also make a determination as to whether it is not more likely than not that we will be required to sell the security before its fair value recovers above cost, or maturity.
Based on our review of fixed maturity and equity securities, we believe that we appropriately identified the declines in the fair values of our unrealized losses for the years ended December 31, 2014 and 2013. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or maturity.
Based on reviews of the equity securities, the Company recognized an impairment of $0.5 million and $0.1 million in the fair values of seven and one equity securities for the years ended December 31, 2014 and 2013, respectively, as a result of our intent to sell and the severity and duration of the change in fair values of those securities. The remaining unrealized losses on equity securities were not considered to be other than temporary due to the financial condition and near-term prospects of the issuers.
For additional information regarding our investments, including the cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of our investments, the amortized cost and estimated fair value of fixed maturity securities by contractual maturity, and net realized and unrealized investment gains (losses) on fixed maturity and equity securities, see Note 6 in the Notes to our Consolidated Financial Statements.
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
Our reserves for unpaid losses and LAE (gross and net of reinsurance), including the main components of such reserves, were as follows:

	As of December 31,
	2014	2013
	(in thousands)
Case reserves	$1,088,214	$1,019,174
IBNR	982,647	1,034,189
LAE	298,805	277,128
Gross unpaid losses and LAE	2,369,666	2,330,491
Less reinsurance recoverables on unpaid losses and LAE, gross	669,481	743,055
Net unpaid losses and LAE	$1,700,185	$1,587,436

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
We retain an independent actuarial consulting firm (Consulting Actuary) to perform comprehensive studies of our loss and LAE reserves on a semi-annual basis. The role of the Consulting Actuary is to conduct sufficient analyses to produce a range of reasonable estimates, as well as a point estimate, of our liability for unpaid losses and LAE, and to present those results to our actuarial staff and to management.
The Consulting Actuary determines its point estimate for Nevada losses based on a combination of methodologies, similar to those utilized for our other insurance subsidiaries, as described below. While such a determination, based on a combination of methodologies, is valid, management believes that using strictly paid loss methods for Nevada losses for 2007 and prior is the preferred approach given our depth of knowledge of Nevada losses and the consistency of paid data over time resulting from and related to the statutory prohibition of entering into full and final settlements of Nevada losses. This paid data provides a stable base for estimation of reserves. The Consulting Actuary has provided us with a sensitivity analysis for Nevada losses for 2007 and prior that is based strictly on the historically utilized paid loss methods.
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
In projections using December 31, 2014 data, the method that uses explicit medical cost inflation assumptions included medical cost inflation assumptions ranging from 2.0% to 5.0%. The selection of medical cost inflation assumptions used has been based on observed recent and longer-term historical medical cost inflation in our claims data and in the U.S. economy more generally. The rate of medical cost inflation, as reflected in our historical medical payments per claim, has averaged approximately 3.0% over the past 10 years. The rate of medical cost inflation in the general U.S. economy, as measured by the consumer price index-medical care, has averaged approximately 3.5% over the past 10 years.
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
The aggregate carried reserve calculated by management represents our best estimate of our outstanding unpaid losses and LAE. In establishing management's best estimate of unpaid losses and LAE at December 31 for the last three years, management and internal actuarial staff reviewed and considered the following: (a) the Consulting Actuary's assumptions, point estimate, and range; (b) the inherent uncertainty of workers' compensation liabilities for unpaid losses and LAE; and (c) the potential for legislative and/or judicial reversal of California workers' compensation reforms. Management did not quantify a specific loss reserve increment for each uncertainty, but rather established an overall provision for loss reserves that represented management's best estimate of unpaid losses and LAE in light of the historical data, actuarial assumptions, point estimate and range, and current facts and circumstances. Management continued to use a range and point estimate for Nevada losses for 2007 and prior based on paid loss methods, which our experience in Nevada indicates is more appropriate.
The table below provides the actuarial range of estimated liabilities for net unpaid losses and LAE and our carried reserves.

	As of December 31,
	2014	2013	2012
	(in thousands)
Low end of actuarial range	$1,575,620	$1,466,005	$1,307,873
Carried reserves	1,700,185	1,587,436	1,426,154
High end of actuarial range	1,979,860	1,815,094	1,620,565
As of December 31, 2014, California and Nevada represented approximately 78% of our reserves for unpaid losses and LAE on our consolidated balance sheet.
In California, where our operations began in 2002, the actuaries' and management's initial expectations of ultimate losses and patterns of loss emergence and payment were based on benchmarks derived from analyses of historical insurance industry data in California. No historical data from our California insurance subsidiary existed prior to July 1, 2002; however, some historical data was available for the prior years for some of the market segments we entered in California, but was limited as to the number of loss reserve evaluation points available. The industry-based benchmarks were judgmentally adjusted for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers' compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of claims by our California insurance subsidiary have been more favorable than those initial expectations through 2008, due at least in part to the impact of the enactment of major changes in the California workers' compensation environment. Our recent loss experience, beginning in 2010, indicates an upward trend in medical and indemnity costs that are reflected in our loss reserves; however, our indemnity claims frequency (the number of claims expressed as a percentage of payroll) decreased year-over-year in 2014. Our reserve estimates assume that increasing medical cost trends will continue and will impact our long-term claims costs and loss reserves.
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
More than 60% of our claims payments during the three years ended December 31, 2014 related to medical care for injured workers. The utilization and cost of medical services in the future is a significant source of uncertainty in the establishment of loss reserves for workers' compensation. Our loss reserves are established based on reviewing the results of actuarial methods, some of which do not contain explicit medical claim cost inflation rates; however, because medical care may be provided to an injured worker over many years, and in some cases decades, the pace of medical claim cost inflation has a significant impact on our ultimate claim payments. For example, if the rate of medical claim cost inflation increases by 1% above the inflation rate that is implicitly included in the loss reserves at December 31, 2014, we estimate that future medical costs over the lifetime of current claims would increase by approximately $96 million on a net-of-reinsurance basis.
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
If the actual unpaid losses and LAE were at the high or the low end of the actuarial range, the impact on our financial results would have been as follows:

	December 31,
	2014	2013	2012
Increase (decrease) in reserves	(in thousands)
At low end of range	$(124,565)	$(121,431)	$(118,281)
At high end of range	279,675	227,658	194,411
Increase (decrease) in equity and net income, net of income tax effect
At low end of range	$80,967	$78,930	$76,883
At high end of range	(181,789)	(147,978)	(126,367)
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

As of December 31,
2014
(in thousands)
Low end of actuarial range	$473,380
LPT carried reserves	534,802
High end of actuarial range	561,415
If the actual gross unpaid losses and LAE under the LPT Agreement were at the high or the low end of the actuarial range, the impact on our financial results, excluding the impact of the contingent profit commission, would have been as follows:

December 31,
2014
Increase (decrease) in reserves	(in thousands)
At low end of range	$(61,422)
At high end of range	26,613
Increase (decrease) in equity and net income resulting from Deferred Gain
At low end of range	$38,262
At high end of range	(17,296)

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
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995 for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were $534.8 million as of December 31, 2014. Losses and LAE paid with respect to the LPT Agreement totaled $668.4 million at December 31, 2014. We account for the LPT Agreement as retroactive reinsurance. Entry into the LPT Agreement resulted in a deferred reinsurance gain that was recorded on our consolidated balance sheet as a liability. The Deferred Gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and the amortization is reflected in losses and LAE. Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the Deferred Gain on our consolidated balance sheet and losses and LAE in our consolidated statement of comprehensive income.
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
Fair values of our available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs in accordance with Financial Accounting Standards Board (FASB) guidance. The Company obtains a quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. The Company also performs quarterly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If differences are noted in this review, the Company may obtain additional information from other pricing services to validate the quoted price. (See Note 5 in the Notes to our Consolidated Financial Statements.)
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
Interest Rate Risk
Investments
The fair value of our fixed maturity securities portfolio is exposed to interest rate risk, which is the risk of loss in fair value resulting from changes in prevailing interest rates, which we strive to limit by managing duration. Our investments (excluding cash and cash equivalents) had a duration of 4.0 at December 31, 2014. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the impact of interest rate changes on our liquidity obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of December 31, 2014. The estimated changes in fair values on our fixed maturity securities including short-term investments, valued at $2.3 billion as of December 31, 2014, based on specific changes in interest rates are as follows:

Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in thousands, except percentages)
300 basis point rise	$(250,564)	(11.0)%
200 basis point rise	(172,680)	(7.6)
100 basis point rise	(88,890)	(3.9)
50 basis point decline	44,616	2.0
100 basis point decline	86,510	3.8
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on FASB guidance related to “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of December 31, 2014, the par value of our commercial and residential mortgage-backed securities holdings was $335.3 million, and the amortized cost was 102.6% of par value. Since a majority of our mortgage-backed securities were purchased at a premium or discount that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The commercial and residential mortgage-backed securities portion of the portfolio totaled 14.5% of total investments as of December 31, 2014. Agency-backed residential mortgage pass-throughs totaled $287.6 million, or 99.7%, of the residential mortgage-backed securities portion of the portfolio as of December 31, 2014.
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
The table below shows the sensitivity of our equity securities to price changes as of December 31, 2014:

	Cost	Fair Value	10%Fair Value Decrease	Pre-tax Impact on Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Total Equity Securities
	(in thousands)
Total domestic equities	$97,834	$172,705	$155,435	$(17,270)	$189,975	$17,270

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
Item 8. Financial Statements and Supplementary Data

Page
Management's Report on Internal Control Over Financial Reporting	45
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	46
Report of Independent Registered Public Accounting Firm	47
Consolidated Balance Sheets as of December 31, 2014 and 2013	48
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2014	49
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2014	50
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2014	51
Notes to Consolidated Financial Statements	52

The following financial statement schedules are filed in Item 15 of Part IV of this report:

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	77
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	81

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (COSO Framework).
Based on this assessment, management did not identify any material weaknesses in the internal control over financial reporting and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.
The Company's independent registered public accounting firm, Ernst & Young LLP, has independently assessed the effectiveness of the Company's internal control over financial reporting. A copy of their report is included in Item 8 of this report.

February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Employers Holdings, Inc. and Subsidiaries

We have audited Employers Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Employers Holdings, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Employers Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Employers Holdings, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California
February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Employers Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Employers Holdings, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Employers Holdings, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Employers Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California
February 19, 2015

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
	2014	2013
Assets	(in thousands, except share data)
Available for sale:
Fixed maturity securities at fair value (amortized cost $2,186,119 at December 31, 2014 and $2,116,064 at December 31, 2013)	$2,275,749	$2,182,546
Equity securities at fair value (cost $97,834 at December 31, 2014 and $89,689 at December 31, 2013)	172,705	162,312
Total investments	2,448,454	2,344,858
Cash and cash equivalents	103,573	34,503
Restricted cash and cash equivalents	10,758	6,564
Accrued investment income	20,511	20,255
Premiums receivable, less bad debt allowance of $7,877 at December 31, 2014 and $7,064 at December 31, 2013	295,832	279,080
Reinsurance recoverable for:
Paid losses	10,663	8,412
Unpaid losses, including bad debt allowance of $389 at December 31, 2013	669,481	742,666
Deferred policy acquisition costs	44,600	43,532
Deferred income taxes, net	49,709	58,062
Property and equipment, net	21,032	16,616
Intangible assets, net	9,034	9,685
Goodwill	36,192	36,192
Contingent commission receivable–LPT Agreement	26,366	25,104
Other assets	23,450	17,920
Total assets	$3,769,655	$3,643,449

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,369,666	$2,330,491
Unearned premiums	310,778	303,967
Total claims and policy liabilities	2,680,444	2,634,458
Commissions and premium taxes payable	46,285	45,314
Accounts payable and accrued expenses	20,379	18,711
Deferred reinsurance gain—LPT Agreement	207,020	249,072
Notes payable	92,000	102,000
Other liabilities	36,683	25,191
Total liabilities	$3,082,811	$3,074,746

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 54,866,802 and 54,672,904 shares issued and 31,493,828 and 31,299,930 shares outstanding at December 31, 2014 and 2013, respectively	$549	$547
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	346,602	338,090
Retained earnings	595,318	502,198
Accumulated other comprehensive income, net	106,925	90,418
Treasury stock, at cost (23,372,974 shares at December 31, 2014 and 2013)	(362,550)	(362,550)
Total stockholders’ equity	686,844	568,703
Total liabilities and stockholders’ equity	$3,769,655	$3,643,449
See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2014	2013	2012
Revenues	(in thousands, except per share data)
Net premiums earned	$684,467	$642,349	$501,464
Net investment income	72,354	70,764	72,363
Realized gains on investments, net	16,338	9,529	5,048
Other income	308	939	307
Total revenues	773,467	723,581	579,182

Expenses
Losses and loss adjustment expenses	453,354	463,579	287,910
Commission expense	81,382	78,258	65,580
Underwriting and other operating expenses	129,167	125,324	124,644
Interest expense	3,005	3,246	3,504
Total expenses	666,908	670,407	481,638

Net income before income taxes	106,559	53,174	97,544
Income tax expense (benefit)	5,875	(10,650)	(9,347)
Net income	$100,684	$63,824	$106,891

Comprehensive income
Unrealized gains (losses) during the period (net of tax expense (benefit) of $14,606, $(17,734), and $8,675 for the years ended December 31, 2014, 2013, and 2012, respectively)	$27,127	$(32,937)	$16,111
Reclassification adjustment for realized gains in net income (net of taxes of $5,718, $3,335, and $1,767 for the years ended December 31, 2014, 2013, and 2012, respectively)	(10,620)	(6,194)	(3,281)
Other comprehensive income (loss), net of tax	16,507	(39,131)	12,830

Total comprehensive income	$117,191	$24,693	$119,721

Earnings per common share (Note 18):
Basic	$3.19	$2.05	$3.40
Diluted	$3.14	$2.00	$3.37
Cash dividends declared per common share	$0.24	$0.24	$0.24

Realized gains on investments, net
Net realized gains on investments before credit related impairments on fixed maturity and equity securities	$16,851	$9,597	$5,700
Other than temporary impairment, credit losses recognized in earnings	(513)	(68)	(652)
Realized gains on investments, net	$16,338	$9,529	$5,048

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock at Cost	Total Stockholders' Equity
	(in thousands, except share data)

Balance, January 1, 2012	53,948,442	$540	$318,989	$346,490	$116,719	$(320,755)	$461,983
Stock-based compensation (Note 14)	—	—	6,141	—	—	—	6,141
Stock options exercised	101,261	1	1,430	—	—	—	1,431
Vesting of restricted stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	94,750	1	(593)	—	—	—	(592)
Acquisition of treasury stock (Note 13)	—	—	—	—	—	(41,795)	(41,795)
Dividend to common stockholders	—	—	23	(7,531)	—	—	(7,508)
Net income for the year		—	—	106,891	—	—	106,891
Change in net unrealized gains on investments, net of taxes of $6,908		—	—	—	12,830	—	12,830
Balance, December 31, 2012	54,144,453	$542	$325,990	$445,850	$129,549	$(362,550)	$539,381

Balance, January 1, 2013	54,144,453	$542	$325,990	$445,850	$129,549	$(362,550)	$539,381
Stock-based compensation (Note 14)	—	—	5,622	—	—	—	5,622
Stock options exercised	411,295	4	7,352	—	—	—	7,356
Vesting of restricted stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	117,156	1	(895)	—	—	—	(894)
Dividend to common stockholders	—	—	21	(7,476)	—	—	(7,455)
Net income for the year		—	—	63,824	—	—	63,824
Change in net unrealized gains on investments, net of taxes of $(21,069)		—	—	—	(39,131)	—	(39,131)
Balance, December 31, 2013	54,672,904	$547	$338,090	$502,198	$90,418	$(362,550)	$568,703

Balance, January 1, 2014	54,672,904	$547	$338,090	$502,198	$90,418	$(362,550)	$568,703
Stock-based compensation (Note 14)	—	—	6,033	—	—	—	6,033
Stock options exercised	120,494	1	2,154	—	—	—	2,155
Vesting of restricted stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	73,404	1	(601)	—	—	—	(600)
Dividend to common stockholders	—	—	24	(7,564)	—	—	(7,540)
Excess tax benefit from stock-based compensation		—	902	—	—	—	902
Net income for the year		—	—	100,684	—	—	100,684
Change in net unrealized gains on investments, net of taxes of $(8,889)		—	—	—	16,507	—	16,507
Balance, December 31, 2014	54,866,802	$549	$346,602	$595,318	$106,925	$(362,550)	$686,844

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2014	2013	2012
Operating activities	(in thousands)
Net income	$100,684	$63,824	$106,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,995	6,080	5,601
Stock-based compensation	6,033	5,622	6,141
Amortization of premium on investments, net	10,560	8,969	7,019
Deferred income tax benefit	(535)	(10,761)	(10,999)
Realized gains on investments, net	(16,338)	(9,529)	(5,048)
Excess tax benefits from stock-based compensation	(1,156)	—	—
Other	496	241	134
Change in operating assets and liabilities:
Premiums receivable	(17,565)	(57,175)	(62,979)
Reinsurance recoverable on paid and unpaid losses	71,322	63,775	136,716
Federal income taxes recoverable	6,506	(3,663)	100
Unpaid losses and loss adjustment expenses	39,175	98,951	(40,823)
Unearned premiums	6,811	38,818	70,216
Accounts payable, accrued expenses and other liabilities	10,259	(1,080)	2,132
Deferred reinsurance gain–LPT Agreement	(42,052)	(31,971)	(84,920)
Contingent commission receivable–LPT Agreement	(1,262)	(5,963)	(15,014)
Other	(10,536)	(2,413)	16,082
Net cash provided by operating activities	169,397	163,725	131,249
Investing activities
Purchase of fixed maturity securities	(378,012)	(514,210)	(444,001)
Purchase of equity securities	(29,458)	(30,499)	(30,979)
Proceeds from sale of fixed maturity securities	47,875	52,471	50,465
Proceeds from sale of equity securities	36,539	30,652	16,147
Proceeds from maturities and redemptions of investments	251,051	206,843	227,888
Proceeds from sale of fixed assets	—	780	226
Capital expenditures and other	(9,299)	(3,716)	(5,116)
Change in restricted cash and cash equivalents	(4,194)	(1,211)	946
Net used in investing activities	(85,498)	(258,890)	(184,424)
Financing activities
Acquisition of treasury stock	—	—	(41,795)
Cash transactions related to stock-based compensation	1,555	6,462	839
Dividends paid to stockholders	(7,540)	(7,455)	(7,508)
Payments on notes payable	(10,000)	(10,000)	(10,000)
Excess tax benefits from stock-based compensation	1,156	—	—
Net cash used in financing activities	(14,829)	(10,993)	(58,464)
Net increase (decrease) in cash and cash equivalents	69,070	(106,158)	(111,639)
Cash and cash equivalents at the beginning of the period	34,503	140,661	252,300
Cash and cash equivalents at the end of the period	$103,573	$34,503	$140,661
Cash (received) paid for income taxes	$(1,120)	$3,850	$1,819
Cash paid for interest	$3,013	$3,263	$3,525
Schedule of non-cash transactions
Financed property and equipment purchases	$1,950	$3,582	$3,106
 See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2014
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
2. Changes in Estimates
The Company reduced its estimated reserves ceded under the Loss Portfolio Transfer Agreement (LPT Reserve Adjustments) in each of the years 2014, 2013, and 2012 as a result of the determination that adjustments were necessary to reflect observed favorable paid loss trends in each of these years. The following table shows the financial statement impact related to the reduction in estimated reserves ceded under the Loss Portfolio Transfer Agreement (LPT Agreement).

	2014	2013	2012
	(in thousands, except per share data)
Change in estimated reserves ceded under the LPT Agreement	$(46,800)	$(27,500)	$(100,000)
Cumulative adjustment to the Deferred Gain(1)	(31,112)	(18,986)	(73,349)
Net income impact of change in estimate	31,112	18,986	73,349
EPS impact of change in estimate
Basic	0.99	0.61	2.33
Diluted	0.97	0.59	2.31

(1)
The cumulative adjustments to the Deferred Gain were also recognized in losses and LAE incurred in the consolidated statement of comprehensive income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement.

The Company increased its estimate of contingent commission receivable – LPT Agreement (LPT Contingent Commission Adjustments) in each of 2014, 2013, and 2012 as a result of the determination that adjustments were necessary to reflect observed favorable paid loss trends in each of these years. The following table shows the impact to the Consolidated Statements of Income related to these changes in estimates.

	2014	2013	2012
	(in thousands, except per share data)
Cumulative adjustment to the deferred reinsurance gain - LPT Agreement (Deferred Gain)(1)	$(10,846)	$(4,348)	$(9,609)
Net income impact of change in estimate	10,846	4,348	9,609
EPS impact of change in estimate
Basic	0.34	0.14	0.31
Diluted	0.34	0.14	0.30

(1)
The cumulative adjustments to the Deferred Gain were also recognized in losses and LAE incurred in the consolidated statement of comprehensive income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement.

In 2014 and 2013, the Company reallocated reserves from non-taxable periods prior to January 1, 2000 to taxable years, which reduced our effective tax rates in those years. These changes in estimates were the result of the determination that a reallocation of reserves among accident years was appropriate to address a continuation of observed loss trends in each of these years. The following table shows the financial statement impact of these changes in estimates.

	2014	2013
	(in thousands, except per share data)
Reserves reallocated to taxable years	$13,121	$27,159
Impact to effective tax rate	(3.4)%	(13.9)%
Net income impact of change in estimate	$3,595	$7,400
EPS impact of change in estimate
Basic	0.11	0.24
Diluted	0.11	0.23
The Company changed the estimate of its guaranty fund assessment liability in 2012 as a result of the application of new information related to historical payment trends and reflected this change in its financial statements. The following table shows the financial statement impact related to this change in estimate.

2012
(in thousands, except per share data)
Impact to accrued liability for guaranty fund assessments	$(2,870)
Reduction the premium tax asset	680
Reduction in deferred acquisition costs (DAC)	764
Impact to underwriting and other operating expense	(1,426)
Impact to income taxes	267
Net income impact of change in estimate	$1,159
EPS impact of change in estimate
Basic and Diluted	0.04
3. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents is primarily related to funds held in trust to secure the Company's line of credit and for reinsurance. The Company's line of credit is secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $74.6 million and $95.1 million, of which $6.8 million and $2.7 million were classified as restricted cash and cash equivalents at December 31, 2014 and 2013, respectively. The Company held $31.2 million and $32.2 million in trust for reinsurance, of which $4.0 million and $3.9 million were classified as restricted cash and cash equivalents at December 31, 2014 and 2013, respectively.
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
Premium revenue is recognized over the period of the contract in proportion to the amount of time insurance protection is provided. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine net premiums earned for the policy year. Earned but unbilled premiums include estimated future audit premiums based on the Company's historical experience. These estimates are subject to changes in policyholders' payrolls, economic conditions, and seasonality, and are continually reviewed and adjusted as experience develops or new information becomes known. Any such adjustments are included in current operations; however, they are partially offset by the resulting changes in losses and LAE, commission expenses, and premium taxes. The Company's premiums receivable on the consolidated balance sheet included $49.1 million and $40.8 million of additional premiums expected to be received from policyholders for final audits at December 31, 2014 and 2013, respectively.
The Company establishes a bad debt allowance on its premiums receivable through a charge included in underwriting and other operating expenses in the accompanying consolidated statements of comprehensive income. This bad debt allowance is determined based on estimates and assumptions to project future experience. After all collection efforts have been exhausted, the Company reduces the bad debt allowance for write-offs of premiums receivable that have been deemed uncollectible. The Company had write-offs, net of recoveries of amounts previously written off, of $3.4 million, $2.5 million, and $1.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Deferred Policy Acquisition Costs
Policy acquisition costs that relate directly to the successful acquisition of new or renewal insurance contracts, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling are deferred and amortized as the related premiums are earned. Amortization of deferred policy acquisition costs for the years ended December 31, 2014, 2013, and 2012, was $102.7 million, $96.9 million, and $85.9 million, respectively.
A premium deficiency would exist if expected future losses and LAE, expected policyholder dividends, deferred policy acquisition costs, and expected policy maintenance costs, offset by anticipated investment income, exceed the related unearned premiums. A premium deficiency would reduce the value of deferred policy acquisition costs. If the deficiency exceeded the deferred policy acquisition costs, a separate liability would be accrued for the excess deficiency. There was no premium deficiency at December 31, 2014 or 2013.

Unpaid Loss and LAE Reserves
Loss and LAE reserves represent management's best estimate of the ultimate net cost of all reported and unreported losses incurred for the applicable periods, less payments made. The estimated reserves for losses and LAE include the accumulation of estimates for all claims reported prior to the balance sheet date, estimates of claims incurred but not reported, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims (based on projections of relevant historical data). Amounts reported are necessarily subject to the impact of future changes in economic, regulatory and social conditions. Management believes that, subject to the inherent variability in any such estimate, the reserves are within a reasonable and acceptable range of adequacy. Estimates for claims prior to the balance sheet date are continually monitored and reviewed, and as settlements are made or reserves adjusted, the differences are reported in current operations. Salvage and subrogation recoveries are estimated based on a review of the level of historical salvage and subrogation recoveries.
Reinsurance
In the ordinary course of business and consistent with general insurance industry practices, the Company purchases excess of loss reinsurance to protect the Company against the impact of large and/or catastrophic losses in its workers' compensation business. Additionally, the Company is a party to a 100% quota share retroactive reinsurance agreement (see Note 10). This reinsurance reduces the financial impact of such losses on current operations and the equity of the Company. Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance coverage provided. It does not, however, discharge the Company from its liability to its policyholders in the event the reinsurer is unable or unwilling to meet its obligations under its reinsurance agreement with the Company.
Net premiums earned and losses and LAE incurred are stated in the accompanying consolidated statements of comprehensive income after deduction of amounts ceded to reinsurers. Balances due from reinsurers on unpaid losses, including an estimate of such recoverables related to reserves for incurred but not reported losses, are reported as assets and are included in reinsurance recoverables even though amounts due on unpaid losses and LAE are not recoverable from the reinsurer until such losses are paid. Recoverables from reinsurers on unpaid losses and LAE amounted to $669.5 million and $742.7 million at December 31, 2014 and 2013, respectively.
Ceded losses and LAE are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the relevant reinsurance agreement.
The 100% quota share retroactive reinsurance agreement was entered into in 1999 by the Nevada State Industrial Insurance System (the Fund) and assumed by EICN, which the Company refers to as the LPT Agreement (see Note 10). Loss expenses are deemed to be 7% of total losses paid and are paid to the Company as compensation for management of the claims under the LPT Agreement. The Company accounts for this transaction as retroactive reinsurance, whereby the initial deferred gain was recorded as a liability in the accompanying consolidated balance sheets as Deferred reinsurance gain–LPT Agreement. This gain is amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and is recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income. Any adjustment to the estimated reserves ceded under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the consolidated statement of comprehensive income, such that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement.
Additionally, the Company is entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit is equal to 30% of the favorable difference between actual paid losses and LAE and expected paid losses and LAE as established in the LPT Agreement based on losses paid through June 30, 2024. The contingent profit commission is paid every five years beginning June 30, 2004 for the first twenty-five years of the agreement. The Company is paid 30% of the favorable difference between the actual and expected losses and LAE paid at each calculation point. The Company could be required to return any previously received contingent profit commission, plus interest, in the event of unfavorable differences through June 30, 2024. The Company records its estimate of contingent profit commission in the accompanying consolidated balance sheets as Contingent commission receivable–LPT Agreement and a corresponding liability is recorded on the accompanying consolidated balance sheets in Deferred reinsurance gain–LPT Agreement. The Contingent commission receivable–LPT Agreement is reduced as amounts are received from participating reinsurers. In 2014, the Company received $11.7 million in cash related to the contingent profit commission. The related Deferred reinsurance gain–LPT Agreement is amortized using the recovery method. The amortization of the contingent profit commission is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the contingent profit commission (through June 30, 2024), and is recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income. Any adjustment to the contingent profit commission under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the consolidated statement of comprehensive income, such that the Deferred Gain reflects the balance that would have existed had the revised contingent profit commission been recognized at the inception of the LPT Agreement.

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
Obligations Held Under Capital Leases
Leased property and equipment meeting capital lease criteria are capitalized at the lower of the present value of the related lease payments or the fair value of the leased asset at the inception of the lease. Amortization is calculated using the straight-line method based on the term of the lease and is included in the depreciation expense of property and equipment. See Note 12 for additional disclosures related to capital leases.
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
At December 31, 2014 and 2013, the outstanding premiums receivable balance was generally diversified due to the large number of entities composing the Company's policyholder base and their dispersion across many different industries. The Company also has recoverables from its reinsurers. Reinsurance contracts do not relieve the Company of its obligations to claimants or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company obtains collateral to mitigate the risks related to reinsurance insolvencies. At December 31, 2014, $5.6 million was collateralized by cash or letters of credit and an additional $1.5 billion was in trust accounts for reinsurance related to the LPT Agreement.
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
The following methods and assumptions were used by the Company in estimating the fair value for financial instruments in the accompanying consolidated financial statements and in these notes for the years ended 2014 and 2013:

Cash and cash equivalents, premiums receivable, accounts payable, and accrued expenses and other liabilities. The carrying amounts for these financial instruments as reported in the accompanying consolidated balance sheets approximate their fair values.
Investments. The estimated fair values for available-for-sale securities generally represent quoted market prices for securities traded in the public marketplace or estimated values for securities not traded in the public marketplace. Additional data with respect to fair values of the Company's investment securities is disclosed in Note 5.
Goodwill and Other Intangible Assets
The Company tests for impairment of goodwill and non-amortizable intangible assets in the fourth quarter of each year. At the end of each quarter, management considers the results of the previous analysis as well as any recent developments that may constitute triggering events requiring the impairment analysis of goodwill and other intangible assets to be updated. The Company has assessed the effects of current economic conditions on the Company's financial condition and results of operations and changes in the Company's stock price and determined that there were no impairments as of December 31, 2014 and 2013.
Intangible assets related to state licenses are not subject to amortization. Intangibles related to insurance relationships will be amortized in proportion to the expected period of benefit over the next four years.
The gross carrying value, accumulated amortization, and net carrying value for the Company's intangible assets, by major class, as of December 31, were as follows:

	2014			2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
State licenses	$7,700	$—	$7,700	$7,700	$—	$7,700
Insurance relationships	9,400	$(8,066)	1,334	9,400	$(7,415)	1,985
Total	$17,100	$(8,066)	$9,034	$17,100	$(7,415)	$9,685
During the years ended December 31, 2014, 2013, and 2012, the Company recognized $0.7 million, $0.9 million, and $1.2 million in amortization expenses, respectively. These amortization expenses are included in the accompanying consolidated statements of comprehensive income in underwriting and other operating expenses. Amortization expense is expected to be as follows:

Year	Amount
(in thousands)
2015	$489
2016	371
2017	285
2018	189
Total	$1,334
Stock-Based Compensation
The Company issues stock-based payments, which are recognized in the consolidated statements of comprehensive income based on their estimated fair values over the employees' service period (see Note 14).
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

5. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company's financial instruments as of December 31, were as follows:

	2014		2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets	(in thousands)
Investments (Note 6)	$2,448,454	$2,448,454	$2,344,858	$2,344,858
Cash and cash equivalents	103,573	103,573	34,503	34,503
Restricted cash and cash equivalents	10,758	10,758	6,564	6,564
Financial liabilities
Notes payable (Note 11)	$92,000	$97,814	$102,000	$105,540
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
The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:
Fair values of available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs. The Company obtains a quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. The Company also performs a quarterly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If differences are noted in this review, the Company may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to prices obtained from third party pricing services as of December 31, 2014 or 2013 that were material to the consolidated financial statements.
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

The following table presents the items in the accompanying consolidated balance sheets that are stated at fair value and the fair value measurements.

	December 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturity securities
U.S. Treasuries	$—	$166,760	$—	$—	$170,897	$—
U.S. Agencies	—	39,602	—	—	68,118	—
States and municipalities	—	745,764	—	—	735,180	—
Corporate securities	—	908,299	—	—	833,296	—
Residential mortgage-backed securities	—	288,434	—	—	258,431	—
Commercial mortgage-backed securities	—	65,403	—	—	65,110	—
Asset-backed securities	—	61,487	—	—	51,514	—
Total fixed maturity securities	$—	$2,275,749	$—	$—	$2,182,546	$—
Equity securities	$172,705	$—	$—	$162,312	$—	$—
The Company had no Level 3 investment activity during the years ended December 31, 2014 and 2013.
6. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2014	(in thousands)
Fixed maturity securities
U.S. Treasuries	$160,940	$5,833	$(13)	$166,760
U.S. Agencies	37,217	2,385	—	39,602
States and municipalities	701,549	44,390	(175)	745,764
Corporate securities	880,701	30,781	(3,183)	908,299
Residential mortgage-backed securities	278,582	10,603	(751)	288,434
Commercial mortgage-backed securities	65,536	486	(619)	65,403
Asset-backed securities	61,594	13	(120)	61,487
Total fixed maturity securities	2,186,119	94,491	(4,861)	2,275,749
Equity securities	97,834	75,534	(663)	172,705
Total investments	$2,283,953	$170,025	$(5,524)	$2,448,454

At December 31, 2013
Fixed maturity securities
U.S. Treasuries	$163,951	$7,073	$(127)	$170,897
U.S. Agencies	64,985	3,137	(4)	68,118
States and municipalities	698,979	40,595	(4,394)	735,180
Corporate securities	814,283	28,671	(9,658)	833,296
Residential mortgage-backed securities	255,187	7,979	(4,735)	258,431
Commercial mortgage-backed securities	67,066	316	(2,272)	65,110
Asset-backed securities	51,613	54	(153)	51,514
Total fixed maturity securities	2,116,064	87,825	(21,343)	2,182,546
Equity securities	89,689	72,844	(221)	162,312
Total investments	$2,205,753	$160,669	$(21,564)	$2,344,858

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$183,379	$185,911
Due after one year through five years	770,649	803,311
Due after five years through ten years	642,776	670,874
Due after ten years	183,603	200,329
Mortgage and asset-backed securities	405,712	415,324
Total	$2,186,119	$2,275,749
The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of December 31, 2014 and 2013.

	December 31, 2014			December 31, 2013
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
Less than 12 months:	(dollars in thousands)
Fixed maturity securities
U.S. Treasuries	$16,916	$(13)	7	$22,242	$(127)	7
U.S. Agencies	—	—	—	1,631	(4)	1
States and municipalities	20,636	(147)	5	127,965	(4,394)	34
Corporate securities	109,943	(792)	42	326,608	(9,536)	112
Residential mortgage-backed securities	274	(10)	6	129,586	(4,170)	58
Commercial mortgage-backed securities	4,602	(34)	2	35,878	(1,372)	9
Asset-backed securities	25,750	(44)	13	25,825	(52)	13
Total fixed maturity securities	178,121	(1,040)	75	669,735	(19,655)	234
Equity securities	10,089	(617)	15	6,140	(208)	17
Total less than 12 months	$188,210	$(1,657)	90	$675,875	$(19,863)	251

Greater than 12 months:
Fixed maturity securities
States and municipalities	$9,052	$(28)	2	$—	$—	—
Corporate securities	$129,387	$(2,391)	39	$6,174	$(122)	3
Residential mortgage-backed securities	44,092	(741)	36	5,609	(565)	11
Commercial mortgage-backed securities	31,280	(585)	8	9,324	(900)	3
Asset-backed securities	18,328	(76)	6	8,938	(101)	3
Total fixed maturity securities	232,139	(3,821)	91	30,045	(1,688)	20
Equity securities	580	(46)	1	303	(13)	1
Total greater than 12 months	$232,719	$(3,867)	92	$30,348	$(1,701)	21

Total available-for-sale:
Fixed maturity securities
U.S. Treasuries	$16,916	$(13)	7	$22,242	$(127)	7
U.S. Agencies	—	—	—	1,631	(4)	1
States and municipalities	29,688	(175)	7	127,965	(4,394)	34
Corporate securities	239,330	(3,183)	81	332,782	(9,658)	115
Residential mortgage-backed securities	44,366	(751)	42	135,195	(4,735)	69
Commercial mortgage-backed securities	35,882	(619)	10	45,202	(2,272)	12
Asset-backed securities	44,078	(120)	19	34,763	(153)	16
Total fixed maturity securities	410,260	(4,861)	166	699,780	(21,343)	254
Equity securities	10,669	(663)	16	6,443	(221)	18
Total available-for-sale	$420,929	$(5,524)	182	$706,223	$(21,564)	272

Based on reviews of the fixed maturity securities, the Company determined that unrealized losses for the years ended December 31, 2014 and 2013 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent on not selling the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above amortized cost, or to maturity.
Based on reviews of the equity securities for the years ended December 31, 2014 and 2013, the Company recognized total impairments of $0.5 million and $0.1 million in the fair values of seven and one equity securities as a result of the Company's intent to sell and the severity and duration of the change in fair values of those securities as of December 31, 2014 and 2013, respectively. The remaining unrealized losses on equity securities were not considered to be other than temporary due to the financial condition and near-term prospects of the issuers.
Realized gains on investments, net and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Realized gains on investments, net
Fixed maturity securities
Gross gains	$1,114	$761	$3,779
Gross losses	(1)	(7)	(5)
Realized gains on fixed maturity securities, net	$1,113	$754	$3,774
Equity securities
Gross gains	$15,761	$9,093	$2,156
Gross losses	(536)	(318)	(882)
Realized gains on equity securities, net	$15,225	$8,775	$1,274
Total	$16,338	$9,529	$5,048

Change in unrealized gains/losses
Fixed maturity securities	$23,147	$(88,803)	$8,803
Equity securities	2,248	28,603	10,935
Total	$25,395	$(60,200)	$19,738
Net investment income was as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Fixed maturity securities	$70,679	$69,458	$71,293
Equity securities	4,185	3,812	3,248
Cash equivalents and restricted cash	71	99	351
	74,935	73,369	74,892
Investment expenses	(2,581)	(2,605)	(2,529)
Net investment income	$72,354	$70,764	$72,363
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with the states in which it does business. As of December 31, 2014 and 2013, securities having a fair value of $783.9 million and $602.4 million, respectively, were on deposit. These laws and regulations govern not only the amount but also the type of security that is eligible for deposit. The deposits are limited to fixed maturity securities in all states. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of securities held in trust for reinsurance at December 31, 2014 and 2013 was $31.2 million and $32.2 million, respectively. The Company's debt was secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $74.6 million and $95.1 million at December 31, 2014 and 2013, respectively.

7. Property and Equipment
Property and equipment consists of the following:

	As of December 31,
	2014	2013
	(in thousands)
Furniture and equipment	$2,314	$2,896
Leasehold improvements	4,395	4,439
Computers and software	45,962	38,146
Automobiles	1,230	1,208
	53,901	46,689
Accumulated amortization and depreciation	(32,869)	(30,073)
Property and equipment, net	$21,032	$16,616
Depreciation and amortization expenses related to property and equipment for the years ended December 31, 2014, 2013, and 2012 were $6.3 million, $5.2 million, and $4.4 million, respectively. Internally developed software costs of $0.8 million were capitalized during each of the years ended December 31, 2014 and 2013.
8. Income Taxes
The Company files a consolidated federal income tax return. The insurance subsidiaries pay premium taxes on gross premiums written in lieu of some states' income or franchise taxes.
The provision for income taxes consisted of the following:

	Years Ended December 31,
	2014	2013	2012
Current tax expense (benefit):	(in thousands)
Federal	$6,331	$89	$1,964
State	79	22	(312)
Total current tax expense	6,410	111	1,652
Deferred federal tax benefit	(535)	(10,761)	(10,999)
Income tax expense (benefit)	$5,875	$(10,650)	$(9,347)
The difference between the statutory federal tax rate of 35% and the Company's effective tax rate on net income before income taxes as reflected in the consolidated statements of comprehensive income was as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Expense computed at statutory rate	$37,296	$18,611	$34,140
Dividends received deduction and tax-exempt interest	(8,778)	(9,033)	(9,304)
Pre-Privatization reserve adjustments, excluding LPT	(3,595)	(7,400)	—
LPT deferred gain amortization	(8,365)	(6,632)	(9,305)
LPT Reserve Adjustment	(10,889)	(6,645)	(25,672)
Other	206	449	794
Income tax expense (benefit)	$5,875	$(10,650)	$(9,347)
On January 1, 2000, EICN assumed the assets, liabilities, and operations of the Fund pursuant to legislation passed in the 1999 Nevada Legislature (the Privatization). Prior to the Privatization, the Fund was a part of the State of Nevada and therefore was not subject to federal income tax; accordingly, it did not take an income tax deduction with respect to the establishment of its unpaid loss and LAE reserves. Due to favorable loss experience after the Privatization, it was determined that certain of the pre-Privatization unpaid loss and LAE reserves assumed by EICN as part of the Privatization were no longer necessary and the unpaid loss and LAE reserves were reduced accordingly. Such downward adjustments of pre-Privatization unpaid loss reserves increased GAAP net income by $3.6 million and $7.4 million for the years ended December 31, 2014 and 2013, respectively, but did not increase taxable income. There were downward adjustments of pre-Privatization unpaid loss reserves, excluding the LPT, of $13.1 million and $27.2 million for the years ended December 31, 2014 and 2013, respectively.
The LPT Reserve Adjustments for the years ended December 31, 2014, 2013, and 2012 increased GAAP net income by $31.1 million, $19.0 million, and $73.3 million, respectively, but did not increase taxable income. The LPT Contingent Commission

Adjustments increased net income by $10.8 million, $4.3 million, and $9.6 million during 2014, 2013, and 2012, respectively, but did not increase taxable income.
As of December 31, 2014 and 2013, the Company had no unrecognized tax benefits.
Tax years 2011 through 2014 are subject to full examination by the federal taxing authority.
The significant components of deferred income taxes, net, were as follows as of December 31:

	2014		2013
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Unrealized capital gains, net	$—	$57,575	$—	$48,687
Deferred policy acquisition costs	—	15,729	—	15,323
Intangible assets	—	3,162	—	3,390
Loss reserve discounting for tax reporting	56,701	—	57,945	—
Unearned premiums	20,902	—	20,639	—
Allowance for bad debt	2,757	—	2,608	—
Stock based compensation	5,781	—	4,603	—
Accrued liabilities	7,467	—	8,292	—
Minimum tax credit	19,615	—	13,177	—
Net operating loss carryforward	16,185	—	22,832	—
Other	2,519	5,752	1,169	5,803
Total	$131,927	$82,218	$131,265	$73,203
Deferred income taxes, net	$49,709		$58,062
At December 31, 2014, the Company had a $46.2 million net operating loss carryforward. This is due to expire beginning 2031 through 2033.
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
9. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,330,491	$2,231,540	$2,272,363
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	743,055	805,386	940,840
Net unpaid losses and LAE at beginning of period	1,587,436	1,426,154	1,331,523
Losses and LAE, net of reinsurance, incurred in:
Current year	503,843	494,579	386,044
Prior years	4,521	6,934	1,800
Total net losses and LAE incurred during the period	508,364	501,513	387,844
Paid losses and LAE, net of reinsurance, related to:
Current year	75,935	78,523	67,672
Prior years	319,680	261,708	225,541
Total net paid losses and LAE during the period	395,615	340,231	293,213
Ending unpaid losses and LAE, net of reinsurance	1,700,185	1,587,436	1,426,154
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	669,481	743,055	805,386
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,369,666	$2,330,491	$2,231,540

Total net losses and LAE included in the above table excludes the impact of the amortization of the Deferred Gain and the LPT Reserve Adjustment (Note 10).
In 2014 and 2012, the increase in the estimate of incurred losses and LAE attributable to insured events in prior years was primarily related to the Company's assigned risk business. In 2013, the increase in the estimate of incurred losses and LAE attributable to insured events in prior years included $5.0 million related to actual paid losses that were more than expected and the impact of new information on selected patterns of claims emergence and payments used in the projection of future loss payments and $1.9 million related to the Company's assigned risk business.
In California, where the Company's operations began on July 1, 2002, the actuaries' and management's initial expectations of ultimate losses and patterns of loss emergence and payment were based on benchmarks derived from analyses of historical insurance industry data in California. No historical data from the Company's California insurance subsidiary existed prior to July 1, 2002; however, some historical data was available for the prior years for some of the market segments the Company entered in California, but was limited as to the number of loss reserve evaluation points available. The industry-based benchmarks were judgmentally adjusted for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers' compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of claims by the Company's California insurance subsidiary has been more favorable than those initial expectations through 2008, due at least in part to the enactment of the major changes in the California workers' compensation environment; however, our recent loss experience, beginning in 2010, indicates an upward trend in medical costs that is reflected in our loss reserves; however, the Company's indemnity claims frequency (the number of claims expressed as a percentage of payroll) decreased year-over-year in 2014. The Company's estimates assume that increasing medical cost trends will continue and will impact the Company's long-term claims costs and loss reserves.
In Nevada, the Company has compiled a lengthy history of workers' compensation claims payment patterns based on the business of the Fund and EICN, but the emergence and payment of claims in recent years has been more favorable than in the long-term history in Nevada with the Fund. The expected patterns of claim payments and emergence used in the projection of the Company's ultimate claim payments are based on both the long and short-term historical paid data. In recent evaluations, claim patterns have continued to emerge in a manner consistent with short-term historical data. Consequently, for California and Nevada, the Company has relied more heavily on claim projection patterns observed in recent years.
The Company continues to develop its own loss experience in California and will rely more on its experience and less on historical industry data in projecting its reserve requirements as such data becomes available. As the actual experience of the Company emerges, it will continue to evaluate prior estimates, which may result in additional adjustments in reserves.
Loss reserves shown in the consolidated balance sheets are net of $25.1 million and $22.9 million for anticipated subrogation recoveries as of December 31, 2014 and 2013, respectively.
10. Reinsurance
The Company is involved in the cession and assumption of reinsurance with non-affiliated companies. Risks are reinsured with other companies on both a quota share and excess of loss basis.
Reinsurance transactions reflected in the accompanying consolidated statements of comprehensive income were as follows:

	Years Ended December 31,
	2014		2013		2012
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Direct premiums	$686,763	$684,296	$680,459	$645,449	$575,373	$507,770
Assumed premiums	10,949	10,259	9,412	8,305	4,954	4,345
Gross premiums	697,712	694,555	689,871	653,754	580,327	512,115
Ceded premiums	(10,088)	(10,088)	(11,405)	(11,405)	(10,651)	(10,651)
Net premiums	$687,624	$684,467	$678,466	$642,349	$569,676	$501,464
Ceded losses and LAE incurred	$17,168		$10,732		$2,544
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

LPT Agreement
Recoverables from reinsurers on unpaid losses and LAE amounted to $669.5 million and $742.7 million at December 31, 2014 and 2013, respectively. At each of December 31, 2014 and 2013, $534.8 million and $612.1 million, respectively, of those recoverables was related to the LPT Agreement that was entered into in 1999 by the Fund and assumed by EICN. Under the LPT Agreement, substantially all of the Fund's losses and LAE on claims incurred prior to July 1, 1995, have been ceded to three unaffiliated reinsurers on a 100% quota share basis. Investments have been placed in trust by the three reinsurers as security for payment of the reinsured claims. Under the LPT Agreement, initially $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. Through December 31, 2014, the Company has paid losses and LAE claims totaling $668.4 million related to the LPT Agreement.
The Company amortized $13.1 million, $14.6 million, and $17.0 million of the Deferred Gain for the years ended December 31, 2014, 2013, and 2012, respectively. Additionally, the Deferred Gain was reduced by $31.1 million, $19.0 million and $73.3 million for the years ended December 31, 2014, 2013, and 2012, respectively, due to favorable LPT Reserve Adjustments and by $10.8 million, $4.3 million, and $9.6 million for the years ended December 31, 2014, 2013, and 2012, respectively, due to favorable LPT Contingent Commission Adjustments (Note 2).
11. Notes Payable
Notes payable is comprised of the following:

	December 31,
	2014	2013
	(in thousands)
Amended Credit Facility, due December 31, 2015 with variable interest, as described below	$60,000	$70,000
Dekania Surplus Note, due April 30, 2034 with variable interest of 425 basis points above 90-day LIBOR	10,000	10,000
ICONS Surplus Note, due May 26, 2034 with variable interest of 425 basis points above 90-day LIBOR	12,000	12,000
Alesco Surplus Note, due December 15, 2034 with variable interest of 405 basis points above 90-day LIBOR	10,000	10,000
Balance	$92,000	$102,000
On December 28, 2010, the Company entered into the Third Amended and Restated Credit Agreement (Amended Credit Facility) with Wells Fargo Bank, National Association (Wells Fargo), under which the Company is provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at the Company's option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and cash and cash equivalents that had a fair value of $74.6 million at December 31, 2014. The Amended Credit Facility contains customary non-financial covenants and requires EHI to maintain 5% of the aggregate commitment amount of the line of credit in cash and cash equivalents at all times. The Company is currently in compliance with all applicable covenants. Interest paid during the years ended December 31, 2014, 2013, and 2012 totaled $1.4 million, $1.6 million, and $1.9 million, respectively. In accordance with the terms of the contract, a repayment of $10.0 million was made toward the Amended Credit Facility on December 30, 2014.
EPIC has a $10.0 million surplus note to Dekania CDO II, Ltd. issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in the second quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Both the payment of interest and repayment of the principal under this note and the surplus notes described in the succeeding two paragraphs are subject to the prior approval of the Florida Department of Financial Services. Interest paid during each of the years ended December 31, 2014, 2013, and 2012 was $0.5 million. Interest accrued as of December 31, 2014 and 2013 was $0.1 million.
EPIC has a $12.0 million surplus note to ICONS, Inc. issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in the second quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Interest paid during each of the years ended December 31, 2014, 2013, and 2012 was $0.5 million, $0.6 million and $0.6 million. Interest accrued as of December 31, 2014 and 2013 was $0.1 million.
EPIC has a $10.0 million surplus note to Alesco Preferred Funding V, LTD issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in the fourth quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR. Interest paid during the years ended December 31, 2014, 2013, and 2012 was $0.4 million, $0.4 million, and $0.5 million, respectively. Interest accrued as of December 31, 2014 and 2013 was less than $0.1 million.
Principal payment obligations on notes payable outstanding at December 31, 2014, were as follows:

Year	Principal Due
(in thousands)
2015	$60,000
2016	—
2017	—
2018	—
2019	—
Thereafter	32,000
Total	$92,000
12. Commitments and Contingencies
Leases
The Company leases office facilities and certain equipment under operating and capital leases. Most leases have renewal options, typically with increased rental rates during the option period. Certain of these leases contain options to purchase the property at amounts that approximate fair market value; other leases contain options to purchase at a bargain purchase price. At December 31, 2014, the remaining lease terms expire over the next five years.
The future lease payments for the next five years on these non-cancelable operating and capital leases at December 31, 2014, were as follows:

Year	Operating Leases	Capital Leases
	(in thousands)
2015	$4,842	$621
2016	3,574	320
2017	2,148	320
2018	722	185
2019	87	—
Thereafter	29	—
Total	$11,402	$1,446
Included in the future minimum capital lease payments are future interest charges of $0.2 million. Facilities rent expense was $4.8 million, $5.0 million, and $5.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Property held under capital leases is included in property and equipment as follows:

Asset Class	2014	2013
	(in thousands)
Computers and software	$873	$2,747
Automobiles	1,230	1,208
	2,103	3,955
Accumulated amortization	(950)	(1,502)
Total	$1,153	$2,453
Contingencies Surrounding Insurance Assessments
All of the states where the Company's insurance subsidiaries are licensed to transact business require property and casualty insurers doing business within the respective state to pay various insurance assessments. The Company accrues a liability for estimated insurance assessments as direct premiums are written, losses are recorded, or as other events occur in accordance with various states' laws and regulations, and defers these costs and recognizes them as an expense as the related premiums are earned. The Company had an accrued liability for guaranty fund assessments, second injury funds assessments, and other insurance assessments totaling $18.8 million and $13.1 million as of December 31, 2014 and 2013, respectively. These liabilities are generally expected to be paid over one to eighty year periods based on individual state's regulations. The Company also recorded an asset of $13.0 million and $5.1 million, as of December 31, 2014 and 2013, respectively, for prepaid policy charges still to be collected in the future from policyholders, assessments that may be recovered through a reduction in future premium taxes in certain states, and for expected refunds of certain prepaid assessments based on a change in the Company's premium over time. These assets are expected to be realized over one to ten year periods in accordance with their type and individual state's regulations.
13. Stockholders' Equity
Stock Repurchase Programs
Since the Company's initial public offering in January 2007 through December 31, 2014, the Company repurchased a total of 23,372,974 shares of common stock at an average cost per share of $15.51, which is reported as treasury stock, at cost, on the accompanying consolidated balance sheets. There were no stock repurchase programs authorized by the Board of Directors as of December 31, 2014.
14. Stock-Based Compensation
The Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan (the Plan) is administered by the Compensation Committee of the Board of Directors, which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants, and independent contractors. The maximum number of common shares reserved for grants of awards under the Plan was 7,105,838 shares, prior to reductions for grants made. The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, shares of restricted stock, restricted stock units (RSUs), performance stock units (PSUs), and other stock-based awards.
As of December 31, 2014, nonqualified stock options, RSUs, and PSUs have been granted, but no incentive stock options, stock appreciation rights, or shares of restricted stock have been granted under the Plan.
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

	Years Ended December 31,
	2014	2013	2012
Stock-based compensation expense related to:	(in thousands)
Nonqualified stock options	$1,223	$1,715	$1,958
RSUs	1,908	2,276	2,435
PSUs	2,902	1,631	1,748
Total	6,033	5,622	6,141
Less: related tax benefit	2,112	1,968	1,972
Net stock-based compensation expense	$3,921	$3,654	$4,169
Nonqualified Stock Options
The fair value of the stock options granted is estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. During the years ended December 31, 2014, 2013, and 2012, the expected stock price volatility used to value the options granted in 2014, 2013, and 2012 was based on the volatility of the Company's historical stock price since February 2007. The expected term of the options granted in 2014, 2013, and 2012 was calculated using the 'plain-vanilla' calculation provided in the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 107. The dividend yield was calculated using amounts authorized by the Board of Directors. The risk-free interest rate is the yield on the grant date of the options of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the options.
The Company anticipates issuing new shares upon exercise of stock options.
The fair value of the stock options granted during the years ended December 31, 2014, 2013, and 2012 was calculated using the following weighted average assumptions:

	2014	2013	2012
Expected volatility	39.0%	40.1%	42.7%
Expected life (in years)	4.8	4.8	4.8
Dividend yield	1.2%	1.1%	1.4%
Risk-free interest rate	1.6%	0.8%	1.1%
Weighted average grant date fair values of options granted	$6.66	$7.04	$5.64

Changes in outstanding stock options for the year ended December 31, 2014 were as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding at December 31, 2011	1,788,706	$16.90	4.3 years
Granted	242,300	17.02	6.2 years
Exercised	(101,261)	14.13
Expired	(98,973)	18.78
Options outstanding at December 31, 2012	1,830,772	16.97	3.7 years
Granted	162,800	22.24	6.2 years
Exercised	(411,295)	17.89
Expired	(6,900)	17.00
Forfeited	(28,479)	18.90
Options outstanding at December 31, 2013	1,546,898	17.24	3.4 years
Granted	141,744	20.87	6.2 years
Exercised	(120,494)	17.89
Expired	(2,400)	17.00
Forfeited	(44,458)	19.99
Options outstanding at December 31, 2014	1,521,290	17.45	2.9 years
Exercisable at December 31, 2014	1,112,098	16.49	2.2 years
At December 31, 2014, the Company had yet to recognize $1.7 million in deferred compensation related to nonqualified stock option grants and expects to recognize these costs on a straight-line basis over the next 39 months. The fair value of options vested and the intrinsic value of outstanding and exercisable options as of December 31, were as follows:

	2014	2013	2012
	(in thousands)
Fair value of options vested	$1,595	$1,809	$1,948
Intrinsic value of outstanding options	9,221	22,288	6,616
Intrinsic value of exercisable options	7,810	15,173	3,918
The intrinsic value of options exercised was $0.5 million, $3.7 million, and $0.5 million for the years ended December 31, 2014, 2013, and 2012.
RSUs
The Company has awarded RSUs to non-employee members of the Board of Directors and certain officers of the Company. The RSUs awarded to non-employee members of the Board of Directors vest on the first anniversary of the award date. RSU grants allow each non-employee Director to decide whether to defer settlement of the RSUs until six months after termination of Board service or settle the RSUs at vesting. Dividend equivalents are granted to Directors who elected to defer settlement of the RSUs after the grants vested. RSUs awarded to officers of the Company have a service vesting period of four years from the date awarded and vest 25% on each of the subsequent four anniversaries of such date. These RSUs are subject to accelerated vesting in certain limited circumstances, such as: retirement, death or disability of the holder, or in connection with a change of control of the Company.

Changes in outstanding RSUs for the year ended December 31, 2014 were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2011	418,189	$16.42
Granted	117,065	17.15
Vested	(128,992)	16.36
RSUs outstanding at December 31, 2012	406,262	16.65
Granted	84,215	23.57
Forfeited	(10,924)	18.85
Vested	(121,207)	15.97
RSUs outstanding at December 31, 2013	358,346	18.44
Granted	87,396	21.02
Forfeited	(16,690)	20.18
Vested	(122,185)	18.26
RSUs outstanding at December 31, 2014	306,867	19.15
Vested but unsettled RSUs at December 31, 2014	106,252	17.07
At December 31, 2014, the Company had yet to recognize $2.4 million in deferred compensation related to RSU grants and expects to recognize these costs on a straight-line basis over the next 39 months. The grant date fair value of RSUs vested and the intrinsic value of vested RSUs for the years ended December 31, were as follows:

	2014	2013	2012
	(in thousands)
Grant date fair value of RSUs vested	$2,231	$1,936	$2,110
Intrinsic value of vested RSUs	2,683	2,872	2,235
The intrinsic value of outstanding RSUs was $7.2 million, $11.3 million, and $8.4 million at December 31, 2014, 2013, and 2012.
PSUs
The Company awarded PSUs to certain officers of the Company as follows:

Date of Grant	Target Number Awarded	Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in thousands)
March 2012(1)	158,900	$17.02	$2,704
March 2013(1)	147,440	22.24	3,279
March 2014(1)	125,340	20.87	2,616

(1)
The PSUs have a performance period of three years and are subject to certain performance goals, based on the Company's statutory combined ratio, with payouts that range from 0% to 200% of the target awards. The ultimate payout of the PSUs awarded in 2012 was 200% of the target award.

At December 31, 2014, the Company had yet to recognize $2.2 million in deferred compensation related to PSU grants and expects to recognize these costs on a straight-line basis over the next 24 months. This is based on the expectation of the Company achieving a 12.5% target rate for the 2013 PSUs and 128.0% for the 2014 PSUs.

15. Statutory Matters
Statutory Financial Data
The combined capital stock, surplus, and net income of the Company's insurance subsidiaries (EICN, ECIC, EPIC, and EAC), prepared in accordance with the statutory accounting practices (SAP) of the National Association of Insurance Commissioners (NAIC) as well as SAP permitted by the states of California, Florida, and Nevada, were as follows:

	December 31,
	2014	2013
	(in thousands)
Capital stock and unassigned surplus	$428,952	$361,786
Paid in capital	174,900	174,900
Surplus notes	32,000	32,000
Total statutory surplus	$635,852	$568,686
Net income for the Company's insurance subsidiaries prepared in accordance with SAP for the years ended December 31, 2014, 2013 and 2012 was $58.6 million, $19.3 million and $13.5 million, respectively.
Treatment of the LPT Agreement, deferred policy acquisition costs, fair value of financial instruments, and the surplus notes (see Notes 5, 10, and 11) are the primary differences in the SAP-basis capital stock and total surplus of the insurance subsidiaries of $635.9 million and $568.7 million, and the GAAP-basis equity of the Company of $686.8 million and $568.7 million as of December 31, 2014 and 2013, respectively. Under SAP accounting, the retroactive reinsurance gain resulting from the LPT Agreement is recorded as a special component of surplus (special surplus funds) in the initial year of the contract, and not reported as unassigned surplus until the Company has recovered amounts in excess of the original consideration paid. The special surplus funds are also reduced by the amount of extraordinary dividends as approved by the Nevada Division of Insurance. Under SAP, the surplus notes are recorded as a separate component of surplus. Under SAP, changes to the estimated contingent profit commission under the LPT Agreement are reflected in commission expense in the period that the estimate is revised.
Insurance Company Dividends
The ability of EHI to pay dividends on the Company's common stock and to pay other expenses will be dependent to a significant extent upon the ability of the Nevada domiciled insurance company, EICN, and the Florida domiciled insurance company, EPIC, to pay dividends to their immediate holding company, Employers Group, Inc. (EGI) and, in turn, the ability of EGI to pay dividends to EHI. ECIC and EAC have the ability to declare and pay dividends to EICN and EPIC, respectively, subject to certain restrictions. The amount of dividends each of the Company's subsidiaries may pay to their immediate parent is limited by the laws of its respective state of domicile.
Nevada law limits the payment of cash dividends by EICN to its parent by providing that payments cannot be made except from available and accumulated surplus, otherwise unrestricted (unassigned), and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend prohibited by these restrictions may only be declared and distributed as an extraordinary dividend upon the prior approval of the Nevada Commissioner of Insurance (Nevada Commissioner). EICN may not pay such an extraordinary dividend or make an extraordinary distribution until the Nevada Commissioner either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of: (a) 10% of EICN's statutory surplus as regards to policyholders at the next preceding December 31; or (b) EICN's statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31. As of December 31, 2014, EICN had positive unassigned surplus of $372.3 million. During 2014, EICN did not pay any dividends. The maximum dividends that may be paid in 2015 by EICN without prior approval is $37.4 million.
Under Florida law, without regulatory approval, EPIC may pay dividends if they do not exceed the greater of: the lesser of 10% of surplus or net income, not including realized capital gains, plus a 2-year carry forward; 10% of surplus, with dividends payable limited to unassigned funds minus 25% of unrealized capital gains; or, the lesser of 10% of surplus or net investment income plus a 3-year carry forward with dividends payable limited to unassigned funds minus 25% of unrealized capital gains. During 2014, EPIC did not pay any dividends. The maximum dividends that may be paid in 2015 by EPIC without prior approval is $26.1 million.
Regulatory Requirements and Restrictions
ECIC is subject to regulation by the California Department of Insurance (California DOI). The ability of ECIC to pay dividends was further limited by restrictions imposed by the California DOI in its approval of the Company's October 1, 2008 reinsurance pooling agreement. Under that approval: (a) ECIC must initiate discussions of its business plan with the California DOI if its net written premium to policyholder surplus ratio exceeds 1.5 to 1; (b) ECIC will not exceed a ratio of net written premium to policyholder surplus of 2 to 1 without approval of the California DOI; (c) if at any time ECIC's policyholder surplus decreases to 80% or less than the September 30, 2008 balance, ECIC shall cease issuing new policies in California, but may continue to renew existing policies until it has (i) received a capital infusion to bring its surplus position to the same level as that as of September 30, 2008 and (ii) submitted a new business plan to the California DOI; (d) ECIC will maintain a risk based capital (RBC) level of at least 350% of the authorized control level; (e) should ECIC fail to comply with any commitments listed herein, ECIC will consent to any request by the California DOI to cease issuing new policies in California, but may continue to renew existing policies until such time that as ECIC is able to achieve full compliance with each commitment; and (f) the obligations listed shall only terminate with the written consent of the California DOI. During the years ended December 31, 2014, 2013, and 2012, ECIC was in compliance with these requirements.
EPIC and EAC are subject to regulation by the Florida Department of Financial Services (FDFS). Florida statute Section 624.408 requires EPIC and EAC to maintain minimum capital and surplus of the greater of $4.0 million or 10% of total liabilities. Florida statute Section 624.4095 requires EPIC and EAC to maintain a ratio of written premiums times 1.25 to surplus of no greater than 10-to-1 for gross written premiums and 4-to-1 for net written premiums. During the years ended December 31, 2014, 2013, and 2012, EPIC and EAC were in compliance with these statutes.
Additionally, EICN, ECIC, EPIC, and EAC are required to comply with NAIC RBC requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. As of December 31, 2014, 2013, and 2012, EICN, ECIC, EPIC, and EAC each had total adjusted capital above all regulatory action levels.
16. Accumulated Other Comprehensive Income, Net
Accumulated other comprehensive income, net, is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	Years Ended December 31,
	2014	2013
	(in thousands)
Net unrealized gain on investments, before taxes	$164,500	$139,105
Deferred tax expense	(57,575)	(48,687)
Total accumulated other comprehensive income, net	$106,925	$90,418
17. Employee Benefit and Retirement Plans
The Company maintains a 401(k) defined contribution plan covering all eligible Company employees (the Employers 401(k) Plan). Under the Employers 401(k) Plan, the Company's safe harbor matching consists of 100% matching contribution on salary deferrals up to 3% of compensation and then 50% matching contribution on salary deferrals from 3% to 5% of compensation. The Company's contribution to the Employers 401(k) Plan was $1.7 million, $1.2 million, and $1.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.
18. Earnings Per Share
Basic earnings per share includes no dilution and is computed by dividing income applicable to stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilutive impact of all convertible securities on earnings per share. Diluted earnings per share includes shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if outstanding RSUs and PSUs vested, and options were to be exercised.

The following table presents the net income and the weighted average shares outstanding used in the earnings per share calculations.

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except share data)
Net income available to stockholders–basic and diluted	$100,684	$63,824	$106,891
Weighted average number of shares outstanding–basic	31,529,621	31,142,534	31,476,056
Effect of dilutive securities:
Nonqualified stock options	223,811	464,334	104,837
PSUs	264,511	177,040	—
RSUs	51,126	154,259	141,164
Dilutive potential shares	539,448	795,633	246,001
Weighted average number of shares outstanding–diluted	32,069,069	31,938,167	31,722,057
Diluted earnings per share exclude outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options, PSUs and RSUs that were excluded from diluted earnings per share.

	Years Ended December 31,
	2014	2013	2012
Options excluded as the exercise price was greater than the average market price	173,247	—	900,180
Options, PSUs and RSUs excluded under the treasury method, as the potential proceeds on settlement or exercise was greater than the value of shares acquired	260,171	162,800	401,200
19. Selected Quarterly Financial Data (Unaudited)
Quarterly results for the years ended December 31, 2014 and 2013 were as follows:

	2014 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Net premiums earned	$167,154	$172,659	$172,053	$172,601
Realized gains on investments, net	3,259	9,167	1,776	2,136
Losses and loss adjustment expenses	122,256	98,524	122,357	110,217
Commission expense	20,075	20,301	20,607	20,399
Underwriting and other operating expenses	33,301	33,156	31,854	30,856
Income tax expense	1,318	1,951	1,295	1,311
Net income	10,753	45,597	15,200	29,134
Earnings per common share:
Basic	0.34	1.45	0.48	0.92
Diluted	0.34	1.42	0.47	0.91

	2013 Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Net premiums earned	$147,975	$159,953	$164,429	$169,992
Realized gains on investments, net	794	3,866	1,075	3,794
Losses and loss adjustment expenses	108,272	112,638	105,767	136,902
Commission expense	18,393	20,127	19,946	19,792
Underwriting and other operating expenses	31,540	32,249	32,493	29,042
Income tax (benefit) expense	(226)	1,209	(3,274)	(8,359)
Net income	7,490	14,588	27,585	14,161
Earnings per common share:
Basic	0.24	0.47	0.88	0.45
Diluted	0.24	0.46	0.86	0.44
Fourth Quarter Adjustments
The fourth quarter of 2014 was impacted by two changes in estimates, including: (1) a favorable LPT Reserve Adjustment, which reduced the Company's losses and LAE by $8.8 million, and increased net income by $8.8 million, or $0.28 and $0.27 per basic and diluted share, respectively; and (2) an LPT Contingent Commission Adjustment, which reduced the Company's losses and LAE by $2.9 million, resulting in an increase to net income of $2.9 million, or $0.09 per basic and diluted share, respectively. See Note 2.
The fourth quarter of 2013 was impacted by two changes in estimates, including: (1) a favorable LPT Reserve Adjustment, which reduced the Company's losses and LAE by $8.9 million, and increased net income by $8.9 million, or $0.28 per basic and diluted share, respectively; and (2) an LPT Contingent Commission Adjustment, which reduced the Company's losses and LAE by $2.7 million, resulting in an increase to net income of $2.7 million, or $0.09 and $0.08 per basic and diluted share, respectively. See Note 2.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2014.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by Item 10 with respect to our executive officers and key employees is included under the caption “Executive Officers of the Registrant” in our Proxy Statement for the 2015 Annual Meeting and is incorporated herein by reference.
The information required by Item 10 with respect to our Directors is included under the caption “Election of Directors” in our Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to our audit committee and our audit committee financial expert is included under the caption “The Board of Directors and its Committees - Audit Committee” in our Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by Item 11 is included under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by Item 12 is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis” in our Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
Equity and Incentive Plan
The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2014. We do not have any plans not approved by our stockholders. Our equity compensation plans are discussed further in Note 14 in the Notes to our Consolidated Financial Statements, which are included herein.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercised price of outstanding options, warrants, and rights	(c) Number of securities remaining available for further issuance under compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,521,290	$17.45	3,480,217
Equity compensation plans not approved by stockholders	—	—	—
Total	1,521,290	$17.45	3,480,217
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is included under the caption “Audit Matters” in our Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following consolidated financial statements are filed in Item 8 of Part II of this report:

Page
Report of Independent Registered Public Accounting Firm	47
Consolidated Balance Sheets as of December 31, 2014 and 2013	48
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2014	49
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2014	50
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2014	51
Notes to Consolidated Financial Statements	52

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	77
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	81

Pursuant to Rule 7-05 of Regulation S-X, Schedules I, III, IV, and V have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

Schedule II. Condensed Financial Information of Registrant

Employers Holdings, Inc.

Condensed Balance Sheets

	December 31,
	2014	2013
	(in thousands, except share data)
Assets
Investments:
Investment in subsidiaries	$567,069	$447,619
Investment in fixed maturity securities available-for-sale (amortized cost $83,334 in 2014 and $108,890 in 2013)	86,710	114,152
Equity Securities at fair value (amortized cost $48,597 in 2014 and $42,861 in 2013)	58,580	52,503
Total investments	712,359	614,274

Cash and cash equivalents	10,858	6,371
Restricted cash and cash equivalents	4,644	567
Intercompany receivable	270	—
Federal income taxes receivable	6,660	7,427
Deferred income taxes, net	13,909	11,039
Other assets	1,911	2,702
Total assets	$750,611	$642,380

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$3,767	$2,514
Intercompany payable	—	1,163
Notes payable	60,000	70,000
Total liabilities	63,767	73,677

Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized 54,866,802 and 54,672,904 shares issued and 31,493,828 and 31,299,930 shares outstanding at December 31, 2014 and 2013, respectively	549	547
Preferred stock, $0.01 par value; 25,000,000 shares authorized non-issued	—	—
Additional paid-in capital	346,602	338,090
Retained earnings	595,318	502,198
Accumulated other comprehensive income, net	106,925	90,418
Treasury stock, at cost (23,372,974 shares at December 31, 2014 and 2013)	(362,550)	(362,550)
Total stockholders' equity	686,844	568,703
Total liabilities and stockholders' equity	$750,611	$642,380

See accompanying notes.

Employers Holdings, Inc.

Condensed Statements of Income

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Revenues
Net investment income	$5,208	$5,995	$6,590
Realized gains on investments	5,739	4,273	623
Total revenues	10,947	10,268	7,213

Expenses
Other operating expenses	13,504	11,988	13,889
Interest expense	1,400	1,621	1,880
Total expenses	14,904	13,609	15,769

Loss before income taxes and equity in earnings of subsidiary	(3,957)	(3,341)	(8,556)
Income tax benefit	(2,616)	(1,513)	(4,109)
Net loss before equity in earnings of subsidiary	(1,341)	(1,828)	(4,447)
Equity in net income of subsidiary	102,025	65,652	111,338
Net income	$100,684	$63,824	$106,891

Earnings per common share for the stated periods (Note 18):
Basic	$3.19	$2.05	$3.40
Diluted	$3.14	$2.00	$3.37

Cash dividends declared per common share	$0.24	$0.24	$0.24

See accompanying notes.

Employers Holdings, Inc.

Condensed Statement of Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Operating activities
Net income	$100,684	$63,824	$106,891
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net income of subsidiary	(102,025)	(65,652)	(111,338)
Realized gains on investments	(5,739)	(4,273)	(623)
Stock-based compensation	6,033	5,622	6,141
Excess tax benefits from stock-based compensation	(1,156)	—	—
Amortization of premium or investments, net	986	1,305	1,734
Deferred income tax expense	(2,244)	(486)	(2,511)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	1,253	(1,680)	1,929
Federal income taxes	767	(1,778)	(9,636)
Other assets	792	115	796
Intercompany payable/receivable	(1,433)	5,553	9
Other	901	—	—
Net cash (used in) provided by operating activities	(1,181)	2,550	(6,608)

Investing activities
Purchase of fixed maturity securities	(12,045)	(29,485)	—
Purchase of equity securities	(20,696)	(23,599)	(23,909)
Proceeds from sale of fixed maturity securities	4,066	35,466	—
Proceeds from maturities and redemptions of investments	32,600	17,645	47,677
Proceeds from sale of equity securities	20,649	15,473	8,843
Cash dividends received from subsidiary	—	3,555	—
Capital contributions to subsidiary	—	(44,023)	(70,000)
Change in restricted cash equivalents	(4,077)	(367)	1,818
Net cash provided by (used in) investing activities	20,497	(25,335)	(35,571)

Financing activities
Acquisition of treasury stock	—	—	(41,795)
Cash transactions related to stock-based compensation	1,555	6,462	839
Dividends paid to stockholders	(7,540)	(7,455)	(7,508)
Payments on notes payable	(10,000)	(10,000)	(10,000)
Excess tax benefits from stock-based compensation	1,156	—	—
Net cash used in financing activities	(14,829)	(10,993)	(58,464)

Net increase (decrease) in cash and cash equivalents	4,487	(33,778)	(100,643)
Cash and cash equivalents at the beginning of the period	6,371	40,149	140,792
Cash and cash equivalents at the end of the period	$10,858	$6,371	$40,149
See accompanying notes.

Employers Holdings, Inc.
Notes to Condensed Financial Statements

December 31, 2014
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
3. Investments
The amortized cost and estimated fair value of fixed maturity securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$22,269	$22,605
Due after one year through five years	33,554	35,363
Due after five years through ten years	10,411	10,592
Due after ten years	10,096	11,155
Mortgage and asset-backed securities	7,004	6,995
Total	$83,334	$86,710
At December 31, 2014, the fixed maturity securities had unrealized gains of $3.4 million which are included in accumulated comprehensive income, net in the accompanying condensed balance sheets.
During 2014, EHI purchased equity securities and utilized market quotations to determine their fair values.
4. Notes Payable
On December 28, 2010, EHI and Wells Fargo Bank, National Association (Wells Fargo) entered into the Amended Credit Facility. See Note 11 of the Consolidated Financial Statements of Employers Holdings, Inc. and Subsidiaries included herein for a description of the terms of the Amended Credit Facility. Interest paid during the years ended December 31, 2014, 2013, and 2012 totaled $1.4 million, $1.6 million, and $1.9 million, respectively. In accordance with the terms of the contract, a repayment of $10.0 million was made toward the Amended Credit Facility on December 30, 2014. The Amended Credit Facility is secured by fixed maturity securities and cash and cash equivalents that had a fair value of $74.6 million at December 31, 2014.

5. Stock-Based Compensation
During 2014, EHI awarded 141,744 non-qualified stock options to officers, 87,396 RSUs to non-employee Directors and officers, and 125,340 PSUs to officers. During 2013, EHI awarded 162,800 non-qualified stock options to officers, 84,215 RSUs to non-employee Directors and officers, and 147,440 PSUs to officers. See Note 14 of the Consolidated Financial Statements of Employers Holdings, Inc. and Subsidiaries included herein for a detailed description of the stock-based compensation.

Schedule VI. Supplemental Information Concerning Property - Casualty Insurance Operations

Employers Holdings, Inc. and Subsidiaries
Consolidated Supplemental Information Concerning Property and Casualty Insurance Operations

Year Ended	Deferred Policy Acquisition Costs	Reserves For Unpaid Losses And LAE	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Related to Current Years	Losses and LAE Related to Prior Years	Amortization of Deferred Policy Acquisition Costs	Paid Losses And LAE	Net Premiums Written
(in thousands)
2014	$44,600	$2,369,666	$310,778	$684,467	$72,354	$503,843	$4,521	$102,700	$395,615	$687,624
2013	43,532	2,330,491	303,967	642,349	70,764	494,579	6,934	96,903	340,231	678,466
2012	38,852	2,231,540	265,149	501,464	72,363	386,044	1,800	85,926	293,213	569,676
Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Employers Holdings, Inc.		10-K	001-33245	3.1	March 30, 2007
3.2	Amended and Restated Bylaws of Employers Holdings, Inc.		10-Q	001-33245	3.1	November 5, 2009
4.1	Form of Common Stock Certificate		S-1/A	333-139092	4.1	January 18, 2007
10.1	Quota Share Reinsurance Agreement, dated as of June 30, 1999, between State Industrial Insurance System of Nevada, D.B.A.: Employers Insurance Company of Nevada and the various Reinsurers as identified by the Interests and Liabilities Agreements attached thereto(1)		S-1/A	333-139092	10.1	January 18, 2007
10.2	Producer Agreement, dated as of May 1, 2005, between Employers Compensation Insurance Company and Automatic Data Processing Insurance Agency, Inc.(1)		S-1/A	333-139092	10.2	January 18, 2007
10.3	Joint Marketing and Network Access Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	333-139092	10.3	January 18, 2007
10.4	Joint Marketing and Network Access Agreement, dated as of July 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	333-139092	10.4	January 18, 2007
*10.5	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors		10-Q	001-33245	10.1	August 7, 2009
*10.6	Employers Holdings, Inc. Amended and Restated Equity Incentive Plan		8-K	001-33245	10.1	May 28, 2010
*10.7	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement		10-Q	001-33245	10.1	May 9, 2013
*10.8	Employers Holdings, Inc. Equity and Incentive Plan Form of Stock Option Agreement		10-Q	001-33245	10.2	May 9, 2013

*10.9	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement		10-Q	001-33245	10.3	May 9, 2013
*10.10	Employment Agreement by and between Employers Holdings, Inc. and Ann W. Nelson, dated December 5, 2011 and effective as of January 1, 2012		8-K	001-33245	10.1	December 8, 2011
*10.11	Employment Agreement by and between Employers Holdings, Inc. and John P. Nelson, dated December 5, 2011, and effective as of January 1, 2012		8-K	001-33245	10.2	December 8, 2011
*10.12	Employment Agreement by and between Employers Holdings, Inc. and Lenard T. Ormsby, dated December 5, 2011 and effective as of January 1, 2012		8-K	001-33245	10.3	December 8, 2011
*10.13	Employment Agreement by and between Employers Holdings, Inc. and William E. Yocke, dated December 5, 2011 and effective as of January 1, 2012		8-K	001-33245	10.4	December 8, 2011
*10.14	Employment Agreement by and between Employers Holdings, Inc. and Douglas D. Dirks, dated and effective May 10, 2012		8-K	001-33245	10.1	May 11, 2012
*10.15	Employment Agreement dated August 20, 2013 and effective August 25, 2013, by and between Employers Holdings, Inc. and Stephen V. Festa		8-K	001-33245	10.1	August 20, 2013
*10.16	Employment Agreement by and between Employers Holdings, Inc. and Terry Eleftheriou, dated November 3, 2014 and effective November 10, 2014		8-K	001-33245	10.1	November 6, 2014
*10.17	Amendment Number One to Employment Agreement by and between Employers Holdings, Inc. and William E. Yocke, dated November 3, 2014 and effective as of November 10, 2014		8-K	001-33245	10.2	November 6, 2014
10.18	Third Amended and Restated Credit Agreement, dated December 30, 2010, between Employers Holdings, Inc. and Wells Fargo Bank, National Association		8-K	001-33245	10.1	December 30, 2010
10.19	Third Amended and Restated Revolving Line of Credit Note, dated December 30, 2010, between Employers Holdings Inc. and Wells Fargo Bank, National Association		8-K	001-33245	10.2	December 30, 2010
10.20	First Amendment to Third Amended and Restated Credit Agreement, dated December 31, 2013, between Employers Holdings, Inc. and Wells Fargo Bank, National Association		8-K	001-33245	10.1	January 3, 2014
21.1	Subsidiaries of Employers Holdings, Inc.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of Terry Eleftheriou Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of Terry Eleftheriou Pursuant to Section 906	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

Date:	February 19, 2015	EMPLOYERS HOLDINGS, INC.

		By:	/s/ Douglas D. Dirks
Name: Douglas D. Dirks
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Kolesar	Chairman of the Board	February 19, 2015
Robert J. Kolesar

/s/ Douglas D. Dirks	President and Chief Executive Officer, Director (Principal Executive Officer)	February 19, 2015
Douglas D. Dirks

/s/ Terry Eleftheriou	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2015
Terry Eleftheriou

/s/ Richard W. Blakey	Director	February 19, 2015
Richard W. Blakey

/s/ Valerie R. Glenn	Director	February 19, 2015
Valerie R. Glenn

/s/ James R. Kroner	Director	February 19, 2015
James R. Kroner

/s/ Michael J. McSally	Director	February 19, 2015
Michael J. McSally

/s/ Ronald F. Mosher	Director	February 19, 2015
Ronald F. Mosher

/s/ Katherine W. Ong	Director	February 19, 2015
Katherine W. Ong

/s/ Michael D. Rumbolz	Director	February 19, 2015
Michael D. Rumbolz