Form 10-Q
period 2015-03-31
Employers Holdings, Inc.
filed 2015-04-30
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	April 24, 2015
Common Stock, $0.01 par value per share	31,892,010 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	As of	As of
	March 31, 2015	December 31, 2014
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $2,256,400 at March 31, 2015 and $2,186,100 at December 31, 2014)	$2,360,100	$2,275,700
Equity securities at fair value (cost $98,900 at March 31, 2015 and $97,800 at December 31, 2014)	172,600	172,700
Short-term investments at fair value (amortized cost $9,000 at March 31, 2015)	9,000	—
Total investments	2,541,700	2,448,400
Cash and cash equivalents	45,600	103,600
Restricted cash and cash equivalents	8,400	10,800
Accrued investment income	19,200	20,500
Premiums receivable (less bad debt allowance of $9,000 at March 31, 2015 and $7,900 at December 31, 2014)	296,300	295,800
Reinsurance recoverable for:
Paid losses	7,900	10,700
Unpaid losses, including bad debt allowance	663,000	669,500
Deferred policy acquisition costs	46,700	44,600
Deferred income taxes, net	43,400	49,700
Property and equipment, net	20,300	21,000
Intangible assets, net	8,900	9,000
Goodwill	36,200	36,200
Contingent commission receivable—LPT Agreement	26,600	26,400
Other assets	36,500	23,500
Total assets	$3,800,700	$3,769,700

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,370,300	$2,369,700
Unearned premiums	324,600	310,800
Total claims and policy liabilities	2,694,900	2,680,500
Commissions and premium taxes payable	45,500	46,300
Accounts payable and accrued expenses	16,900	20,400
Deferred reinsurance gain—LPT Agreement	204,100	207,000
Notes payable	92,000	92,000
Other liabilities	37,800	36,700
Total liabilities	3,091,200	3,082,900
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 55,248,130 and 54,866,802 shares issued and 31,875,156 and 31,493,828 shares outstanding at March 31, 2015 and December 31, 2014, respectively	600	600
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	348,700	346,600
Retained earnings	607,500	595,300
Accumulated other comprehensive income, net	115,300	106,900
Treasury stock, at cost (23,372,974 shares at March 31, 2015 and December 31, 2014)	(362,600)	(362,600)
Total stockholders’ equity	709,500	686,800
Total liabilities and stockholders’ equity	$3,800,700	$3,769,700
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
	Three Months Ended
	March 31,
	2015	2014
Revenues	(unaudited)
Net premiums earned	$159,000	$167,200
Net investment income	16,900	18,000
Net realized gains on investments	1,200	3,300
Other income	100	—
Total revenues	177,200	188,500
Expenses
Losses and loss adjustment expenses	106,200	122,300
Commission expense	18,700	20,000
Underwriting and other operating expenses	33,500	33,300
Interest expense	700	800
Total expenses	159,100	176,400
Net income before income taxes	18,100	12,100
Income tax expense	4,100	1,300
Net income	$14,000	$10,800

Earnings per common share (Note 9):
Basic	$0.44	$0.34
Diluted	$0.43	$0.34
Cash dividends declared per common share	$0.06	$0.06

Comprehensive income
Unrealized gains during the period (net of tax expense of $5,000 and $5,500 for the three months ended March 31, 2015 and 2014, respectively)	$9,200	$10,200
Reclassification adjustment for realized gains in net income (net of taxes of $400 and $1,200 for the three months ended March 31, 2015 and 2014, respectively)	(800)	(2,100)
Other comprehensive income, net of tax	8,400	8,100

Total comprehensive income	$22,400	$18,900

Net realized gains on investments
Net realized gains on investments before credit related impairments on fixed maturity securities	$1,200	$3,300
Other than temporary impairment, credit losses recognized in earnings	—	—
Net realized gains on investments	$1,200	$3,300
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Three Months Ended
	March 31,
	2015	2014
Operating activities	(unaudited)
Net income	$14,000	$10,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,700	1,800
Stock-based compensation	1,800	1,600
Amortization of premium on investments, net	3,200	2,500
Deferred income tax expense	1,800	(1,000)
Realized gains on investments, net	(1,200)	(3,300)
Excess tax benefits from stock-based compensation	(600)	(1,100)
Other	1,600	200
Change in operating assets and liabilities:
Premiums receivable	(1,600)	(15,000)
Reinsurance recoverable for paid and unpaid losses	9,300	7,400
Federal income taxes	(1,600)	1,400
Unpaid losses and loss adjustment expenses	600	27,700
Unearned premiums	13,800	16,700
Accounts payable, accrued expenses and other liabilities	(1,500)	(3,400)
Deferred reinsurance gain—LPT Agreement	(2,900)	(3,900)
Contingent commission receivable—LPT Agreement	(200)	(400)
Other	(13,400)	(3,400)
Net cash provided by operating activities	24,800	38,600
Investing activities
Purchase of fixed maturity securities	(168,000)	(94,500)
Purchase of equity securities	(8,000)	(7,800)
Proceeds from sale of fixed maturity securities	—	35,100
Proceeds from sale of equity securities	8,200	7,900
Proceeds from maturities and redemptions of investments	85,100	42,400
Proceeds from sale of fixed assets	—	—
Capital expenditures	(900)	(1,500)
Change in restricted cash and cash equivalents	2,400	(2,400)
Net cash used in investing activities	(81,200)	(20,800)
Financing activities
Cash transactions related to stock-based compensation	(300)	(400)
Dividends paid to stockholders	(1,900)	(1,900)
Excess tax benefits from stock-based compensation	600	1,100
Net cash used in financing activities	(1,600)	(1,200)
Net (decrease) increase in cash and cash equivalents	(58,000)	16,600
Cash and cash equivalents at the beginning of the period	103,600	34,500
Cash and cash equivalents at the end of the period	$45,600	$51,100
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
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
2. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Investments	$2,541.7	$2,541.7	$2,448.4	$2,448.4
Cash and cash equivalents	45.6	45.6	103.6	103.6
Restricted cash and cash equivalents	8.4	8.4	10.8	10.8
Financial liabilities
Notes payable	92.0	97.8	92.0	97.8
The Company's estimates of fair value for financial liabilities are based on a combination of the variable interest rates for the Company's existing line of credit and other notes with similar durations to discount the projection of future payments on notes payable. The fair value measurements for notes payable have been determined to be Level 2, as defined below.
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

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities
U.S. Treasuries	$—	$160.4	$—	$—	$166.7	$—
U.S. Agencies	—	38.5	—	—	39.6	—
States and municipalities	—	813.4	—	—	745.8	—
Corporate securities	—	914.7	—	—	908.3	—
Residential mortgage-backed securities	—	294.3	—	—	288.4	—
Commercial mortgage-backed securities	—	71.2	—	—	65.4	—
Asset-backed securities	—	67.6	—	—	61.5	—
Total fixed maturity securities	—	2,360.1	—	—	2,275.7	—
Equity securities	172.6	—	—	172.7	—	—
Short-term investments	$—	$9.0	$—	$—	$—	$—

3. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At March 31, 2015
Fixed maturity securities
U.S. Treasuries	$153.6	$6.8	$—	$160.4
U.S. Agencies	36.2	2.3	—	38.5
States and municipalities	768.1	45.5	(0.2)	813.4
Corporate securities	878.1	37.7	(1.1)	914.7
Residential mortgage-backed securities	282.5	12.0	(0.2)	294.3
Commercial mortgage-backed securities	70.3	1.0	(0.1)	71.2
Asset-backed securities	67.6	0.1	(0.1)	67.6
Total fixed maturity securities	2,256.4	105.4	(1.7)	2,360.1
Equity securities	98.9	75.0	(1.3)	172.6
Short-term investments	9.0	—	—	9.0
Total investments	$2,364.3	$180.4	$(3.0)	$2,541.7

At December 31, 2014
Fixed maturity securities
U.S. Treasuries	$160.9	$5.8	$—	$166.7
U.S. Agencies	37.2	2.4	—	39.6
States and municipalities	701.6	44.4	(0.2)	745.8
Corporate securities	880.7	30.8	(3.2)	908.3
Residential mortgage-backed securities	278.6	10.6	(0.8)	288.4
Commercial mortgage-backed securities	65.5	0.5	(0.6)	65.4
Asset-backed securities	61.6	—	(0.1)	61.5
Total fixed maturity securities	2,186.1	94.5	(4.9)	2,275.7
Equity securities	97.8	75.5	(0.6)	172.7
Total investments	$2,283.9	$170.0	$(5.5)	$2,448.4
The amortized cost and estimated fair value of fixed maturity securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$165.2	$167.2
Due after one year through five years	798.6	836.0
Due after five years through ten years	619.5	653.3
Due after ten years	252.6	270.4
Mortgage and asset-backed securities	420.5	433.2
Total	$2,256.4	$2,360.1

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in millions, except number of issues data)
Less than 12 months:
Fixed maturity securities
States and municipalities	$36.9	$(0.2)	8	$20.6	$(0.2)	5
Corporate securities	59.8	(0.5)	27	109.9	(0.8)	42
Residential mortgage-backed securities	25.8	(0.1)	10	—	—	—
Commercial mortgage-backed securities	10.3	(0.1)	4	—	—	—
Total fixed maturity securities	132.8	(0.9)	49	130.5	(1.0)	47
Equity securities	20.2	(1.2)	30	10.1	(0.6)	15
Total less than 12 months	$153.0	$(2.1)	79	$140.6	$(1.6)	62

12 months or greater:
Fixed maturity securities
Corporate securities	$46.0	$(0.6)	15	$129.4	$(2.4)	39
Residential mortgage-backed securities	9.8	(0.1)	27	44.1	(0.8)	36
Commercial mortgage-backed securities	—	—	—	31.3	(0.6)	8
Asset-backed securities	19.9	(0.1)	6	18.3	(0.1)	6
Total fixed maturity securities	75.7	(0.8)	48	223.1	(3.9)	89
Equity securities	0.6	(0.1)	2	—	—	—
Total 12 months or greater	$76.3	$(0.9)	50	$223.1	$(3.9)	89

Total available-for-sale:
Fixed maturity securities
States and municipalities	$36.9	$(0.2)	8	$20.6	$(0.2)	5
Corporate securities	105.8	(1.1)	42	239.3	(3.2)	81
Residential mortgage-backed securities	35.6	(0.2)	37	44.1	(0.8)	36
Commercial mortgage-backed securities	10.3	(0.1)	4	31.3	(0.6)	8
Asset-backed securities	19.9	(0.1)	6	18.3	(0.1)	6
Total fixed maturity securities	208.5	(1.7)	97	353.6	(4.9)	136
Equity securities	20.8	(1.3)	32	10.1	(0.6)	15
Total available-for-sale	$229.3	$(3.0)	129	$363.7	$(5.5)	151
Based on reviews of the fixed maturity securities, the Company determined that unrealized losses for the three months ended March 31, 2015 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above amortized cost, or maturity.
Based on reviews of the equity securities for the three months ended March 31, 2015, the Company determined that the unrealized losses as of that date were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers.
Net realized gains on investments and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended
	March 31,
	2015	2014
	(in millions)
Net realized gains on investments
Fixed maturity securities
Gross gains	$—	$0.8
Gross losses	—	—
Net realized gains on fixed maturity securities	$—	$0.8
Equity securities
Gross gains	$1.5	$2.5
Gross losses	(0.3)	—
Net realized gains on equity securities	$1.2	$2.5
Total	$1.2	$3.3

Change in unrealized gains (losses)
Fixed maturity securities	$14.1	$13.3
Equity securities	(1.2)	(0.8)
Total	$12.9	$12.5
Net investment income was as follows:

	Three Months Ended
	March 31,
	2015	2014
	(in millions)
Fixed maturity securities	$16.4	$17.6
Equity securities	1.1	1.0
Cash equivalents and restricted cash	—	—
	17.5	18.6
Investment expenses	(0.6)	(0.6)
Net investment income	$16.9	$18.0
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with certain states in which it does business. As of March 31, 2015 and December 31, 2014, securities having a fair value of $917.3 million and $783.9 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the types of securities that are eligible for deposit. The deposits are limited to fixed maturity securities in all states. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers at March 31, 2015 and December 31, 2014 was $31.3 million and $31.2 million, respectively. Pursuant to the Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility), a portion of the Company's debt was secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $74.0 million and $74.6 million at March 31, 2015 and December 31, 2014, respectively.
4. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rates for the periods presented.

	Three Months Ended
	March 31,
	2015	2014
Expense computed at statutory rate	35.0%	35.0%
Dividends received deduction and tax-exempt interest	(8.8)	(16.0)
LPT deferred gain amortization	(4.2)	(8.5)
LPT reserve adjustment	—	(0.4)
Other	0.5	0.8
Effective tax rate	22.5%	10.9%
5. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended
	March 31,
	2015	2014
	(in millions)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,369.7	$2,330.5
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	669.5	743.1
Net unpaid losses and LAE at beginning of period	1,700.2	1,587.4
Losses and LAE, net of reinsurance, related to:
Current period	107.7	124.8
Prior periods	1.7	1.8
Total net losses and LAE incurred during the period	109.4	126.6
Paid losses and LAE, net of reinsurance, related to:
Current period	4.2	4.5
Prior periods	98.1	87.1
Total net paid losses and LAE during the period	102.3	91.6
Ending unpaid losses and LAE, net of reinsurance	1,707.3	1,622.4
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	663.0	735.8
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,370.3	$2,358.2
Total net losses and LAE included in the above table excludes the impact of the aggregate of the amortization of the deferred reinsurance gain—LPT Agreement, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments, which totaled $3.1 million and $4.3 million for the three months ended March 31, 2015 and 2014, respectively (Note 6).
The increase in the estimates of incurred losses and LAE attributable to insured events for prior periods was related to the Company's assigned risk business.
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
The Company amortized $2.9 million and $3.3 million of the Deferred Gain for the three months ended March 31, 2015 and 2014, respectively. Additionally, the Deferred Gain was reduced by $0.7 million for the three months ended March 31, 2014 due to a favorable LPT Reserve Adjustment and by $0.2 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively, due to favorable LPT Contingent Commission Adjustments. The remaining Deferred Gain was $204.1 million and $207.0 million as of March 31, 2015 and December 31, 2014, respectively. The estimated remaining liabilities subject to the LPT Agreement were $527.9 million and $534.8 million as of March 31, 2015 and December 31, 2014, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $675.2 million and $668.4 million from inception through March 31, 2015 and December 31, 2014, respectively.
7. Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income, net, is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	March 31, 2015	December 31, 2014
	(in millions)
Net unrealized gain on investments, before taxes	$177.4	$164.5
Deferred tax expense on net unrealized gains	(62.1)	(57.6)
Total accumulated other comprehensive income, net	$115.3	$106.9
8. Stock-Based Compensation
The Company awarded stock options, restricted stock units (RSUs) and performance share units (PSUs) to certain officers of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Weighted Average Exercise Price	Aggregate Fair Value on Date of Grant
				(in millions)
March 2015
Stock options(1)	80,800	$7.63	$24.20	$0.6
RSUs(1)	89,602	24.20	—	2.2
PSUs(2)	110,000	24.20	—	2.7

(1)
The stock options and RSUs awarded in March 2015 were awarded to certain officers of the Company and vest 25% on March 15, 2016, and each of the subsequent three anniversaries of that date. The stock options and RSUs are subject to accelerated vesting in certain circumstances, including but not limited to: death, disability, retirement, or in connection with change of control of the Company. The stock options expire seven years from the date of grant.

(2)
The PSUs awarded in March 2015 were awarded to certain officers of the Company and have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The value shown in the table represents the aggregate number of PSUs awarded at the target level.

A total of 131,056 and 120,494 stock options were exercised during the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

9. Earnings Per Share
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

	Three Months Ended
	March 31,
	2015	2014
	(in millions, except share data)
Net income available to stockholders—basic and diluted	$14.0	$10.8
Weighted average number of shares outstanding—basic	31,740,923	31,409,322
Effect of dilutive securities:
PSUs	322,850	214,121
Stock options	310,899	277,376
RSUs	79,392	89,151
Dilutive potential shares	713,141	580,648
Weighted average number of shares outstanding—diluted	32,454,064	31,989,970
Diluted earnings per share excludes outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options and RSUs that were excluded from diluted earnings per share.

	Three Months Ended
	March 31,
	2015	2014
Options and RSUs excluded under the treasury method as the potential proceeds on settlement or exercise price were greater than the value of shares acquired	267,444	296,844

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to “we,” “us,” “our,” “the Company,” or similar terms refer to Employers Holdings, Inc. (EHI), together with its subsidiaries. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2014 (Annual Report).
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
Our strategy is to pursue profitable growth opportunities across market cycles and maximize total investment returns within the constraints of prudent portfolio management. We pursue profitable growth opportunities by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-term relationships with independent insurance agencies, and developing important alternative distribution channels. We continue to execute a number of strategic initiatives, including: focusing on internal and customer facing business process excellence; slowing policy count growth in California as we diversify our risk exposure across our markets; utilizing a three-company pricing platform in California with territorial multipliers; strengthening the linkage between pricing and class code performance; non-renewing under-performing business; and targeting attractive classes of business across all of our markets.

Results of Operations
A primary measure of our performance is our ability to increase stockholders’ equity, including the impact of the Deferred reinsurance gain–LPT Agreement (Deferred Gain), over the long-term. During periods of rising interest rates, the fair value of the fixed income component of our investment portfolio may be negatively impacted, thereby reducing stockholders' equity. The following table shows our stockholders' equity on a GAAP basis, stockholders' equity including the Deferred Gain, and number of common shares outstanding.

	March 31, 2015	December 31, 2014
	(in millions, except share data)
GAAP stockholders' equity	$709.5	$686.8
Deferred reinsurance gain–LPT Agreement	204.1	207.0
Stockholders' equity including the Deferred Gain(1)	$913.6	$893.8
Common shares outstanding	31,875,156	31,493,828

(1)
Stockholders' equity including the Deferred Gain is a non-GAAP measure that is defined as total stockholders' equity plus the Deferred Gain, which we believe is an important supplemental measure of our capital position.

Overall, net income was $14.0 million and $10.8 million for the three months ended March 31, 2015 and 2014, respectively. We recognized underwriting income (losses) of $0.6 million and $(8.4) million for the three months ended March 31, 2015 and 2014, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned.
The comparative components of net income are set forth in the following table:

	Three Months Ended
	March 31,
	2015	2014
	(in millions)
Gross premiums written	$174.0	$186.0
Net premiums written	171.9	183.3

Net premiums earned	$159.0	$167.2
Net investment income	16.9	18.0
Net realized gains on investments	1.2	3.3
Other income	0.1	—
Total revenues	177.2	188.5

Losses and LAE	106.2	122.3
Commission expense	18.7	20.0
Underwriting and other operating expenses	33.5	33.3
Interest expense	0.7	0.8
Income tax expense	4.1	1.3
Total expenses	163.2	177.7
Net income	$14.0	$10.8
Less amortization of the Deferred Gain related to losses	$2.4	$2.9
Less amortization of the Deferred Gain related to contingent commission	0.5	0.4
Less impact of LPT Reserve Adjustments(1)	—	0.7
Less impact of LPT Contingent Commission Adjustments(2)	0.2	0.3
Net income before impact of the LPT Agreement(3)	$10.9	$6.5

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
Gross Premiums Written
Gross premiums written decreased 6.5% for the three months ended March 31, 2015, compared to the same period of 2014. This change was primarily the result of certain strategic initiatives, including slowing policy count growth in California as we diversify our risk exposure across our markets, strengthening the linkage between pricing and class code performance, and non-renewing under-performing business.
Net Premiums Earned
Net premiums earned decreased 4.9% for the three months ended March 31, 2015, compared to the same period of 2014. This decrease was primarily due to decreasing policy count and payroll exposure, primarily in Southern California, which was partially offset by higher net rate. Fifty-eight percent of our in-force premiums were generated in California and no other state represented a significant concentration of business as of March 31, 2015.
The following table shows the percentage change in our in-force premiums, policy count, average policy size, payroll exposure upon which our premiums are based, and net rate overall and for California:

	As of March 31, 2015
	Year-to-Date Increase (Decrease)		Year-Over-Year Increase (Decrease)
	Overall	California	Overall	California
In-force premiums	(0.3)%	(1.4)%	(0.7)%	(3.2)%
In-force policy count	(0.8)	(2.5)	(0.8)	(5.8)
Average in-force policy size	0.5	1.1	0.1	2.7
In-force payroll exposure	(0.3)	(3.8)	(3.6)	(13.9)
Net rate(1)	—	2.5	3.1	12.4

(1)
Net rate, defined as total in-force premiums divided by total insured payroll exposure, is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Our in-force premiums and number of policies in-force for California and all other states combined were as follows:

	March 31, 2015		December 31, 2014		March 31, 2014		December 31, 2013
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$365.7	45,915	$370.8	47,093	$377.8	48,732	$367.8	48,032
Other	260.2	38,689	257.1	38,209	252.4	36,569	249.6	36,024
Total	$625.9	84,604	$627.9	85,302	$630.2	85,301	$617.4	84,056
Our alternative distribution channels that utilize partnerships and alliances generated $146.8 million and $146.2 million, or 23.5% and 23.2%, of our in-force premiums as of March 31, 2015 and 2014, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnerships and alliances.
Our net rate (total in-force premiums divided by total insured payroll exposure) increased 2.5% in California during the three months ended March 31, 2015. Pricing in California reflects changes to schedule rating, filed rates, and experience modifiers. We began leveraging territorial multipliers and multiple insurance subsidiaries, each with different rate filings, to provide additional pricing options in California for policies incepting on or after June 1, 2014.
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
Net investment income decreased 6.1% for the three months ended March 31, 2015, compared to the same period of 2014. This decrease was primarily related to a decrease in the average pre-tax book yield on invested assets to 3.1% for the three months ended March 31, 2015, compared to 3.3% for the three months ended March 31, 2014. The tax-equivalent yield on invested assets decreased to 3.8% at March 31, 2015, compared to 4.0% at March 31, 2014.
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
Net realized gains on investments were $1.2 million and $3.3 million for the three months ended March 31, 2015 and 2014, respectively.
Additional information regarding our Investments is set forth under “—Liquidity and Capital Resources—Investments.”
Combined Ratio
The combined ratio, a key measurement of underwriting profitability, is the sum of the loss and LAE ratio, the commission expense ratio, and underwriting and other operating expenses ratio. When the combined ratio is below 100%, we have recorded underwriting income, and conversely, when the combined ratio is greater than 100%, we have recorded an underwriting loss and cannot be profitable without investment income. Because we only have one operating segment, holding company expenses are included in our calculation of the combined ratio and increased the combined ratio by 2.3 and 2.0 percentage points for the three months ended March 31, 2015 and 2014, respectively.
The following table provides the calculation of our calendar year combined ratios.

	Three Months Ended
	March 31,
	2015	2014
Loss and LAE ratio	66.8%	73.1%
Underwriting and other operating expenses ratio	21.1	20.0
Commission expense ratio	11.7	12.0
Combined ratio	99.6%	105.1%
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) has decreased year-over-year; however, our loss experience indicates a slight upward movement in medical and indemnity costs per claim that is reflected in our current accident year loss estimate. We believe our current accident year loss and LAE estimate is adequate; however, ultimate losses will not be known with any certainty for many years.
Our loss and LAE ratio decreased 6.3 percentage points, while our losses and LAE decreased 13.2% for the three months ended March 31, 2015, compared to the same period of 2014. The decrease in the loss and LAE ratio for the three months ended March 31, 2015, compared to the same period of 2014, was primarily due to a decrease in the current accident year loss estimate. The decrease in the dollar amount of losses and LAE was primarily due to the impact of lower net premiums earned and a decrease in the current accident year loss estimate during the three months ended March 31, 2015, compared to the same period of 2014.
Our current accident year loss estimate was 67.7% and 74.6% for the three months ended March 31, 2015 and 2014, respectively. The decrease in our current accident year loss estimate for the three months ended March 31, 2015 was primarily the result of net rate increases that exceeded anticipated increases in loss costs, as well as a change in the mix of business by state and territory. Prior accident year unfavorable loss development was $1.7 million and $1.8 million for the three months ended March 31, 2015 and 2014, respectively. Prior accident year loss development in both periods was related to our assigned risk business.
Excluding the impact from the LPT Agreement, losses and LAE would have been $109.3 million and $126.6 million, or 68.7% and 75.7% of net premiums earned, for the the three months ended March 31, 2015 and 2014, respectively.
The table below reflects losses and LAE reserve adjustments and the impact of the LPT on net income before taxes.

	Three Months Ended
	March 31,
	2015	2014
	(in millions)
Prior accident year (unfavorable) loss development, net	$(1.7)	$(1.8)
Amortization of the Deferred Gain related to losses	2.4	2.9
Amortization of the Deferred Gain related to contingent commission	0.5	0.4
Impact of LPT Reserve Adjustments	—	0.7
Impact of LPT Contingent Commission Adjustments	0.2	0.3
Total Impact of the LPT	$3.1	$4.3
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
Our underwriting and other operating expenses ratio increased 1.1 percentage points, while our underwriting and other operating expenses increased 0.6% for the three months ended March 31, 2015, compared to the same period of 2014. The increase in the underwriting and other operating expenses ratio was primarily due to a decrease in net premiums earned. During the three months ended March 31, 2015 our bad debt allowance increased $0.6 million and professional services fees increased $0.4 million, partially offset by a $0.7 million decrease in IT related expenses, compared to the same period of 2014.
Commission Expense Ratio. The commission expense ratio is the ratio of commission expense to net premiums earned and measures the cost of compensating agents and brokers for the business we have underwritten.
Commission expense includes direct commissions to our agents and brokers for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.
Our commission expense ratio decreased 0.3 percentage points, while our commission expense decreased 6.5% for the three months ended March 31, 2015, compared to the same period of 2014. This decrease in commission expense was primarily due to lower net premiums earned.
Income Tax Expense
Income tax expense was $4.1 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate was 22.5% and 10.9% for the three months ended March 31, 2015 and 2014, respectively. The increased tax expense for the three months ended March 31, 2015, compared to the same period of 2014, was primarily due to an increase in our projected annual net income before taxes.

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
The holding company had $54.7 million of cash and cash equivalents, short-term investments, and fixed maturity securities maturing within the next 24 months at March 31, 2015. A principal payment of $60 million on our Amended Credit Facility (described below) is payable on December 31, 2015. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, investments, and dividends from our insurance subsidiaries.
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
Our insurance subsidiaries had $331.4 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at March 31, 2015. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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
Various state laws and regulations require us to hold securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $917.3 million and $783.9 million were on deposit at March 31, 2015 and December 31, 2014, respectively. These laws and regulations govern both the amount and types of fixed maturity securities that are eligible for deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers was $31.3 million and $31.2 million at March 31, 2015 and December 31, 2014, respectively.
Sources of Liquidity
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate. For additional information regarding our cash flows, see Item 1, Unaudited Consolidated Statements of Cash Flows.
The table below shows our net cash flows for the three months ended:

	March 31,
	2015	2014
	(in millions)
Cash and cash equivalents provided by (used in):
Operating activities	$24.8	$38.6
Investing activities	(81.2)	(20.8)
Financing activities	(1.6)	(1.2)
(Decrease) Increase in cash and cash equivalents	$(58.0)	$16.6
Operating Cash Flows. Major components of net cash provided by operating activities for the three months ended March 31, 2015 included net premiums received of $171.3 million and investment income received of $21.4 million. These were partially offset by claims payments of $99.5 million (net of $10.5 million recovered from reinsurers), underwriting and other operating expenses paid of $49.6 million (including premium taxes paid of $7.3 million), and commissions paid of $18.7 million.
Major components of net cash provided by operating activities for the three months ended March 31, 2014 included net premiums received of $168.8 million and investment income received of $21.4 million. These were partially offset by claims payments of $91.1 million (net of $8.3 million recovered from reinsurers), underwriting and other operating expenses paid of $41.2 million (including premium taxes paid of $9.3 million), and commissions paid of $18.7 million.

Investing Cash Flows. The major components of net cash used in investing activities for the three months ended March 31, 2015 and 2014 were the purchases of fixed maturity and equity securities, partially offset by proceeds from sales, maturities, and redemptions of investments.
Financing Cash Flows. The majority of cash used in financing activities for the three months ended March 31, 2015 and 2014 was related to dividends paid to stockholders.
Capital Resources
Our capital structure is comprised of outstanding debt and stockholders’ equity. As of March 31, 2015, our capital structure consisted of $60.0 million principal balance on our Amended Credit Facility, $32.0 million in surplus notes maturing in 2034, and $913.6 million of stockholders’ equity, including the Deferred Gain. Outstanding debt was 9.1% of total capitalization, including the Deferred Gain, as of March 31, 2015.
Outstanding Debt. In December 2010, we entered into the Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility) under which we were provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $74.0 million and $74.6 million at March 31, 2015 and December 31, 2014, respectively. The Amended Credit Facility contains customary non-financial covenants and requires us to maintain 5% of the aggregate commitment amount of the line of credit in cash and cash equivalents at all times at the holding company. We are currently in compliance with all applicable covenants.
Contractual Obligations and Commitments. The following table identifies our long-term debt and contractual obligations as of March 31, 2015.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$11.5	$4.6	$5.8	$0.9	$0.2
Purchased liabilities	3.4	1.7	1.7	—	—
Notes payable(1)	120.5	62.6	2.8	2.8	52.3
Capital leases	1.3	0.5	0.7	0.1	—
Losses and LAE reserves (2)(3)	2,370.3	376.4	461.2	267.8	1,264.9
Total contractual obligations	$2,507.0	$445.8	$472.2	$271.6	$1,317.4

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of March 31, 2015. The interest rates range from 1.9% to 4.5%.

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

(3)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which are as follows for each of the periods presented above:

	Recoveries By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables for unpaid losses	$(663.0)	$(33.7)	$(63.9)	$(59.3)	$(506.1)
Investments
The cost or amortized cost of our investment portfolio was $2.4 billion and the fair value was $2.5 billion as of March 31, 2015.
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
As of March 31, 2015, our investment portfolio, which is classified as available-for-sale, consisted of 92.9% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.1 at March 31, 2015. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "AA-." Our fixed maturity securities portfolio had a weighted average quality of "AA" as of March 31, 2015, with 58.9% of the portfolio rated "AA" or better, based on market value.
We carry our portfolio of equity securities on our balance sheet at fair value. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. Equity securities represented 6.8% of our investment portfolio at March 31, 2015.
Given current economic uncertainty and continuing market volatility, we believe that our current asset allocation best meets our strategy to preserve capital for policyholders, to provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average book yield, and the average tax equivalent yield based on the fair value of each category of invested assets as of March 31, 2015.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield
	(in millions, except percentages)
U.S. Treasuries	$160.4	6.3%	2.0%	2.0%
U.S. Agencies	38.5	1.5	3.7	3.7
States and municipalities	813.4	32.0	3.4	5.0
Corporate securities	914.7	36.0	3.1	3.1
Residential mortgage-backed securities	294.3	11.6	3.3	3.3
Commercial mortgage-backed securities	71.2	2.8	2.4	2.4
Asset-backed securities	67.6	2.7	0.8	0.8
Equity securities	172.6	6.8	4.4	5.8
Short-term investments	$9.0	0.3%	0.5	0.5
Total	$2,541.7	100.0%
Weighted average yield			3.1%	3.8%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of March 31, 2015 by credit rating category, using the lower of ratings assigned by Moody's Investor Services and/or Standard & Poor's.

Rating	Percentage of Total Estimated Fair Value
“AAA”	9.6%
“AA”	49.3
“A”	29.2
“BBB”	11.7
Below investment grade	0.2
Total	100.0%
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
Based on our reviews of fixed maturity and equity securities, we believe that we appropriately identified the declines in the fair values of our unrealized losses for the three months ended March 31, 2015. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or maturity.
Based on reviews of the equity securities for the three months ended March 31, 2015, the Company determined that the unrealized losses as of that date were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers.
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, and equity price risk, and are described in detail in our Annual Report. We have not experienced any material changes in market risk since December 31, 2014.
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of March 31, 2015, our fixed maturity securities portfolio had a duration of 4.1. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2014 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.
Item 6.  Exhibits

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date
10.1	Form of Performance Share Agreement	X
10.2	Form of Restricted Stock Unit Agreement	X
10.3	Form of Stock Option Agreement	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of Terry Eleftheriou Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of Terry Eleftheriou Pursuant to Section 906	X
*101.INS	XBRL Instance Document	X
*101.SCH	XBRL Taxonomy Extension Schema Document	X
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	April 30, 2015	/s/ Douglas D. Dirks
Douglas D. Dirks
President and Chief Executive Officer
Employers Holdings, Inc.

Date:	April 30, 2015	/s/ Terry Eleftheriou
Terry Eleftheriou
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)