Form 10-Q
period 2015-06-30
Employers Holdings, Inc.
filed 2015-07-30
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	July 23, 2015
Common Stock, $0.01 par value per share	32,036,774 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	As of	As of
	June 30, 2015	December 31, 2014
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $2,211,200 at June 30, 2015 and $2,186,100 at December 31, 2014)	$2,281,800	$2,275,700
Equity securities at fair value (cost $150,300 at June 30, 2015 and $97,800 at December 31, 2014)	217,300	172,700
Short-term investments at fair value (amortized cost $18,500 at June 30, 2015)	18,500	—
Total investments	2,517,600	2,448,400
Cash and cash equivalents	64,900	103,600
Restricted cash and cash equivalents	6,600	10,800
Accrued investment income	20,600	20,500
Premiums receivable (less bad debt allowance of $10,300 at June 30, 2015 and $7,900 at December 31, 2014)	314,600	295,800
Reinsurance recoverable for:
Paid losses	7,500	10,700
Unpaid losses	640,900	669,500
Deferred policy acquisition costs	48,100	44,600
Deferred income taxes, net	55,400	49,700
Property and equipment, net	23,200	21,000
Intangible assets, net	8,800	9,000
Goodwill	36,200	36,200
Contingent commission receivable—LPT Agreement	29,200	26,400
Other assets	37,800	23,500
Total assets	$3,811,400	$3,769,700

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,354,500	$2,369,700
Unearned premiums	341,400	310,800
Total claims and policy liabilities	2,695,900	2,680,500
Commissions and premium taxes payable	48,800	46,300
Accounts payable and accrued expenses	16,400	20,400
Deferred reinsurance gain—LPT Agreement	195,100	207,000
Notes payable	92,000	92,000
Other liabilities	48,700	36,700
Total liabilities	3,096,900	3,082,900
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 55,409,748 and 54,866,802 shares issued and 32,036,774 and 31,493,828 shares outstanding at June 30, 2015 and December 31, 2014, respectively	600	600
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	352,300	346,600
Retained earnings	634,700	595,300
Accumulated other comprehensive income, net	89,500	106,900
Treasury stock, at cost (23,372,974 shares at June 30, 2015 and December 31, 2014)	(362,600)	(362,600)
Total stockholders’ equity	714,500	686,800
Total liabilities and stockholders’ equity	$3,811,400	$3,769,700
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	(unaudited)		(unaudited)
Net premiums earned	$170,600	$172,600	$329,600	$339,900
Net investment income	18,400	18,300	35,300	36,300
Net realized gains on investments	1,900	9,200	3,100	12,400
Other income	—	200	100	200
Total revenues	190,900	200,300	368,100	388,800
Expenses
Losses and loss adjustment expenses	101,500	98,500	207,700	220,800
Commission expense	22,900	20,400	41,600	40,400
Underwriting and other operating expenses	32,500	33,100	66,000	66,400
Interest expense	700	700	1,400	1,500
Total expenses	157,600	152,700	316,700	329,100
Net income before income taxes	33,300	47,600	51,400	59,700
Income tax expense	4,100	2,000	8,200	3,300
Net income	$29,200	$45,600	$43,200	$56,400

Earnings per common share (Note 11):
Basic	$0.91	$1.45	$1.35	$1.79
Diluted	$0.90	$1.42	$1.33	$1.76
Cash dividends declared per common share	$0.06	$0.06	$0.12	$0.12

Comprehensive income
Unrealized (losses) gains during the period (net of tax (benefit) expense of $(13,300) and $8,600 for the three months ended June 30, 2015 and 2014, respectively, and $(8,300) and $14,100 for the six months ended June 30, 2015 and 2014, respectively)	$(24,600)	$16,100	$(15,400)	$26,300
Reclassification adjustment for realized gains in net income (net of taxes of $700 and $3,200 for the three months ended June 30, 2015 and 2014, respectively, and $1,100 and $4,300 for the six months ended June 30, 2015 and 2014, respectively)	(1,200)	(6,000)	(2,000)	(8,100)
Other comprehensive (loss) income, net of tax	(25,800)	10,100	(17,400)	18,200

Total comprehensive income	$3,400	$55,700	$25,800	$74,600

Net realized gains on investments
Net realized gains on investments before credit related impairments	$2,000	$9,200	$3,200	$12,400
Other than temporary impairment, credit losses recognized in earnings	(100)	—	(100)	—
Net realized gains on investments	$1,900	$9,200	$3,100	$12,400
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Six Months Ended
	June 30,
	2015	2014
Operating activities	(unaudited)
Net income	$43,200	$56,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,600	3,500
Stock-based compensation	2,700	3,500
Amortization of premium on investments, net	6,100	5,100
Deferred income tax expense	3,700	300
Realized gains on investments, net	(3,100)	(12,400)
Excess tax benefits from stock-based compensation	(700)	(1,200)
Other	2,500	—
Change in operating assets and liabilities:
Premiums receivable	(21,200)	(43,000)
Reinsurance recoverable for paid and unpaid losses	31,800	43,200
Federal income taxes	—	3,300
Unpaid losses and loss adjustment expenses	(15,200)	24,300
Unearned premiums	30,600	35,700
Accounts payable, accrued expenses and other liabilities	8,000	9,000
Deferred reinsurance gain—LPT Agreement	(11,900)	(26,000)
Contingent commission receivable—LPT Agreement	(2,800)	(9,300)
Other	(14,900)	(14,300)
Net cash provided by operating activities	62,400	78,100
Investing activities
Purchase of fixed maturity securities	(256,600)	(215,900)
Purchase of equity securities	(65,700)	(14,200)
Proceeds from sale of fixed maturity securities	50,700	38,000
Proceeds from sale of equity securities	16,300	21,300
Proceeds from maturities and redemptions of investments	156,300	100,700
Capital expenditures	(5,600)	(2,400)
Change in restricted cash and cash equivalents	4,200	(1,900)
Net cash used in investing activities	(100,400)	(74,400)
Financing activities
Cash transactions related to stock-based compensation	2,400	1,400
Dividends paid to stockholders	(3,800)	(3,800)
Excess tax benefits from stock-based compensation	700	1,200
Net cash used in financing activities	(700)	(1,200)
Net (decrease) increase in cash and cash equivalents	(38,700)	2,500
Cash and cash equivalents at the beginning of the period	103,600	34,500
Cash and cash equivalents at the end of the period	$64,900	$37,000
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
2. Change in Estimates
During the second quarter of 2015, the Company reduced its estimated reserves ceded under the Loss Portfolio Transfer Agreement (LPT Reserve Adjustment) as a result of the determination that an adjustment was necessary to reflect observed favorable paid loss trends. The following table shows the financial statement impact related to the reduction in estimated reserves ceded under the Loss Portfolio Transfer Agreement (LPT Agreement).

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
	(in millions, except per share data)
Change in estimated reserves ceded under the LPT Agreement	$(10.0)	$(10.0)
Cumulative adjustment to the Deferred Gain(1)	(6.4)	(6.4)
Net income impact of change in estimate	6.4	6.4
EPS impact of change in estimate
Basic and Diluted	0.20	0.20

(1)
The cumulative adjustment to the Deferred reinsurance gain–LPT Agreement (Deferred Gain) was also recognized in losses and LAE incurred in the Consolidated Statement of Comprehensive Income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement.

During the three months ended June 30, 2015, the Company increased its estimate of contingent commission receivable – LPT Agreement (LPT Contingent Commission Adjustment) as a result of the determination that an adjustment was necessary to reflect observed favorable paid loss trends. The following table shows the impact to the Consolidated Statements of Comprehensive Income related to these changes in estimates.

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
	(in millions, except per share data)
Change in estimate of contingent commission receivable – LPT Agreement	$2.6	$2.8
Cumulative adjustment to the Deferred Gain(1)	$(2.4)	$(2.6)
Net income impact of change in estimate	2.4	2.6
EPS impact of change in estimate
Basic and Diluted	0.07	0.08

(1)
The cumulative adjustment to the Deferred Gain was also recognized in losses and LAE incurred in the Consolidated Statement of Comprehensive Income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement.

During the second quarter of 2015, the Company reallocated reserves from non-taxable periods prior to January 1, 2000 to taxable years, which reduced our effective tax rate (Note 6). This change in estimate was the result of the determination that a reallocation of reserves among accident years was appropriate to address the observed loss trends. The following table shows the financial statement impact of this change in estimate.

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
	(in millions, except per share data)
Reserves reallocated to taxable years	19.4	19.4
Net income impact of change in estimate	2.5	2.5
EPS impact of change in estimate
Basic and Diluted	0.08	0.08
3. New Accounting Standards
In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) Number 2015-05, Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350-40). The update provides guidance to purchasers to assist in determining whether a cloud computing arrangement includes a software license and how to account for such an arrangement. This update becomes effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015 and early adoption is permitted. The Company does not expect the adoption to have a material impact, if any, on its consolidated financial condition and results of operations.
In May 2015, the Financial Accounting Standards Board issued ASU Number 2015-07, Fair Value Measurement (Topic 820). This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (NAV) per share. Additionally, this update removes the requirement to make certain disclosures for all investments that are eligible to be measured as a practical expedient at fair value using the NAV per share. This update becomes effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015 and early adoption is permitted. As this update focuses only on disclosures, it will not impact the Company's consolidated financial condition and results of operations.
In May 2015, the Financial Accounting Standards Board issued ASU Number 2015-09, Financial Services - Insurance (Topic 944). This update expands the breadth of disclosures that an insurance entity must provide about its short-duration insurance contracts. This expanded disclosure includes the presentation of incurred and paid claims development tables by accident year for a period of up to 10 years. This update becomes effective for annual reporting periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016 and early adoption is permitted. As this update focuses only on disclosures, it will not impact the Company's consolidated financial condition and results of operations.

4. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Investments	$2,517.6	$2,517.6	$2,448.4	$2,448.4
Cash and cash equivalents	64.9	64.9	103.6	103.6
Restricted cash and cash equivalents	6.6	6.6	10.8	10.8
Financial liabilities
Notes payable	92.0	95.7	92.0	97.8
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
Fair values of available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. If quoted market prices and an estimate determined by using objectively verifiable information are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. The Company bases all of its estimates of fair value for assets on the bid price, as it represents what a third-party market participant would be willing to pay in an arm's length transaction.
These methods of valuation will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
The Company's estimates of fair value for financial liabilities are based on a combination of the variable interest rates for the Company's existing line of credit and other notes with similar durations to discount the projection of future payments on notes payable. The fair value measurements for notes payable have been determined to be Level 2.
The following table presents the items on the accompanying consolidated balance sheets that are stated at fair value and the corresponding fair value measurements.

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities
U.S. Treasuries	$—	$158.7	$—	$—	$166.7	$—
U.S. Agencies	—	38.1	—	—	39.6	—
States and municipalities	—	799.9	—	—	745.8	—
Corporate securities	—	903.7	—	—	908.3	—
Residential mortgage-backed securities	—	262.8	—	—	288.4	—
Commercial mortgage-backed securities	—	60.2	—	—	65.4	—
Asset-backed securities	—	58.4	—	—	61.5	—
Total fixed maturity securities	$—	$2,281.8	$—	$—	$2,275.7	$—
Equity securities	$217.3	$—	$—	$172.7	$—	$—
Short-term investments	$—	$18.5	$—	$—	$—	$—

5. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At June 30, 2015
Fixed maturity securities
U.S. Treasuries	$153.0	$5.7	$—	$158.7
U.S. Agencies	36.1	2.0	—	38.1
States and municipalities	766.5	36.1	(2.7)	799.9
Corporate securities	881.2	25.9	(3.4)	903.7
Residential mortgage-backed securities	255.7	8.5	(1.4)	262.8
Commercial mortgage-backed securities	60.3	0.5	(0.6)	60.2
Asset-backed securities	58.4	—	—	58.4
Total fixed maturity securities	2,211.2	78.7	(8.1)	2,281.8
Equity securities	150.3	71.7	(4.7)	217.3
Short-term investments	18.5	—	—	18.5
Total investments	$2,380.0	$150.4	$(12.8)	$2,517.6

At December 31, 2014
Fixed maturity securities
U.S. Treasuries	$160.9	$5.8	$—	$166.7
U.S. Agencies	37.2	2.4	—	39.6
States and municipalities	701.6	44.4	(0.2)	745.8
Corporate securities	880.7	30.8	(3.2)	908.3
Residential mortgage-backed securities	278.6	10.6	(0.8)	288.4
Commercial mortgage-backed securities	65.5	0.5	(0.6)	65.4
Asset-backed securities	61.6	—	(0.1)	61.5
Total fixed maturity securities	2,186.1	94.5	(4.9)	2,275.7
Equity securities	97.8	75.5	(0.6)	172.7
Total investments	$2,283.9	$170.0	$(5.5)	$2,448.4
The amortized cost and estimated fair value of fixed maturity securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$144.9	$146.0
Due after one year through five years	816.8	850.1
Due after five years through ten years	628.9	649.3
Due after ten years	246.2	255.0
Mortgage and asset-backed securities	374.4	381.4
Total	$2,211.2	$2,281.8

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of June 30, 2015 and December 31, 2014.

	June 30, 2015			December 31, 2014
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in millions, except number of issues data)
Less than 12 months:
Fixed maturity securities
States and municipalities	$184.4	$(2.7)	45	$20.6	$(0.2)	5
Corporate securities	220.8	(2.4)	82	109.9	(0.8)	42
Residential mortgage-backed securities	60.9	(1.1)	23	—	—	—
Commercial mortgage-backed securities	25.8	(0.5)	9	—	—	—
Total fixed maturity securities	491.9	(6.7)	159	130.5	(1.0)	47
Equity securities	70.9	(4.6)	57	10.1	(0.6)	15
Total less than 12 months	$562.8	$(11.3)	216	$140.6	$(1.6)	62

12 months or greater:
Fixed maturity securities
Corporate securities	$41.4	$(1.0)	11	$129.4	$(2.4)	39
Residential mortgage-backed securities	9.2	(0.3)	27	44.1	(0.8)	36
Commercial mortgage-backed securities	3.0	(0.1)	2	31.3	(0.6)	8
Asset-backed securities	—	—	—	18.3	(0.1)	6
Total fixed maturity securities	53.6	(1.4)	40	223.1	(3.9)	89
Equity securities	0.8	(0.1)	4	—	—	—
Total 12 months or greater	$54.4	$(1.5)	44	$223.1	$(3.9)	89

Total available-for-sale:
Fixed maturity securities
States and municipalities	$184.4	$(2.7)	45	$20.6	$(0.2)	5
Corporate securities	262.2	(3.4)	93	239.3	(3.2)	81
Residential mortgage-backed securities	70.1	(1.4)	50	44.1	(0.8)	36
Commercial mortgage-backed securities	28.8	(0.6)	11	31.3	(0.6)	8
Asset-backed securities	—	—	—	18.3	(0.1)	6
Total fixed maturity securities	545.5	(8.1)	199	353.6	(4.9)	136
Equity securities	71.7	(4.7)	61	10.1	(0.6)	15
Total available-for-sale	$617.2	$(12.8)	260	$363.7	$(5.5)	151
Based on reviews of the fixed maturity securities, the Company determined that unrealized losses for the six months ended June 30, 2015 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above amortized cost, or maturity.
Based on reviews of the equity securities, the Company recognized a total impairment of $0.1 million in the fair value of four equity securities for the six months ended June 30, 2015, as a result of the severity and duration of the change in fair value of the securities. The remaining unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers.

Net realized gains on investments and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Net realized gains on investments
Fixed maturity securities
Gross gains	$0.3	$0.1	$0.3	$0.8
Gross losses	(0.2)	—	(0.2)	—
Net realized gains on fixed maturity securities	$0.1	$0.1	$0.1	$0.8
Equity securities
Gross gains	$1.9	$9.1	$3.5	$11.6
Gross losses	(0.1)	—	(0.5)	—
Net realized gains on equity securities	$1.8	$9.1	$3.0	$11.6
Total	$1.9	$9.2	$3.1	$12.4

Change in unrealized gains (losses)
Fixed maturity securities	$(33.1)	$18.0	$(19.0)	$31.3
Equity securities	(6.7)	(2.6)	(7.8)	(3.4)
Total	$(39.8)	$15.4	$(26.8)	$27.9
Net investment income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Fixed maturity securities	$17.9	$17.9	$34.3	$35.5
Equity securities	1.2	1.0	2.3	2.0
Gross investment income	19.1	18.9	36.6	37.5
Investment expenses	(0.7)	(0.6)	(1.3)	(1.2)
Net investment income	$18.4	$18.3	$35.3	$36.3
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with certain states in which it does business. As of June 30, 2015 and December 31, 2014, securities having a fair value of $901.4 million and $783.9 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the types of securities that are eligible for deposit. The deposits are limited to fixed maturity securities in all states.
Certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers at June 30, 2015 and December 31, 2014 was $31.0 million and $31.2 million, respectively.
Pursuant to the Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility), a portion of the Company's debt was secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $75.1 million and $74.6 million at June 30, 2015 and December 31, 2014, respectively.

6. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rates for the periods presented.

	Six Months Ended
	June 30,
	2015	2014
Expense computed at statutory rate	35.0%	35.0%
Dividends received deduction and tax-exempt interest	(8.0)	(9.8)
LPT deferred gain amortization	(4.5)	(8.0)
LPT reserve adjustment	(2.1)	(8.1)
Pre-privatization reserve adjustment, excluding LPT	(4.9)	(3.7)
Other	0.5	0.1
Effective tax rate	16.0%	5.5%
7. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Six Months Ended
	June 30,
	2015	2014
	(in millions)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,369.7	$2,330.5
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	669.5	743.1
Net unpaid losses and LAE at beginning of period	1,700.2	1,587.4
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	221.1	252.8
Prior periods	1.4	3.3
Total net losses and LAE incurred during the period	222.5	256.1
Paid losses and LAE, net of reinsurance, related to:
Current period	20.1	19.7
Prior periods	189.0	168.2
Total net paid losses and LAE during the period	209.1	187.9
Ending unpaid losses and LAE, net of reinsurance	1,713.6	1,655.6
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	640.9	699.2
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,354.5	$2,354.8
Total net losses and LAE included in the above table excludes the impact of the aggregate of amortization of the deferred reinsurance gain—LPT Agreement, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments, which totaled $14.8 million and $35.3 million for the six months ended June 30, 2015 and 2014, respectively (Note 8).
The increase in the estimates of incurred losses and LAE attributable to insured events for prior periods was related to the Company's assigned risk business.
8. LPT Agreement
The Company is party to a 100% quota share retroactive reinsurance agreement (LPT Agreement) under which $1.5 billion in liabilities for losses and LAE related to claims incurred by EICN prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The initial Deferred Gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets as Deferred reinsurance gain–LPT Agreement. The Company is also entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is an amount based on the favorable difference between actual paid losses and LAE and expected paid losses and LAE as established in the LPT Agreement. The Company records its estimate of contingent profit commission in the accompanying consolidated balance sheets as Contingent commission receivable–LPT Agreement and a corresponding liability is recorded on the accompanying consolidated balance sheets in Deferred reinsurance gain–LPT Agreement. The Deferred Gain is being amortized using the recovery method. Amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the LPT Agreement, except for the contingent profit commission, which is amortized through June 30, 2024, the date through which the Company is entitled to receive a contingent profit commission under the LPT Agreement. The amortization is recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income. Any adjustments to the Deferred Gain are recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income.
The Company amortized $5.8 million and $6.9 million of the Deferred Gain for the six months ended June 30, 2015 and 2014, respectively. Additionally, the Deferred Gain was reduced by $6.4 million and $20.8 million for the six months ended June 30, 2015 and 2014, respectively, due to a favorable LPT Reserve Adjustment and by $2.6 million and $7.6 million for the six months ended June 30, 2015 and 2014, respectively, due to favorable LPT Contingent Commission Adjustments. The remaining Deferred Gain was $195.1 million and $207.0 million as of June 30, 2015 and December 31, 2014, respectively. The estimated remaining liabilities subject to the LPT Agreement were $511.2 million and $534.8 million as of June 30, 2015 and December 31, 2014, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $682.0 million and $668.4 million from inception through June 30, 2015 and December 31, 2014, respectively.
9. Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income, net, is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	June 30, 2015	December 31, 2014
	(in millions)
Net unrealized gain on investments, before taxes	$137.7	$164.5
Deferred tax expense on net unrealized gains	(48.2)	(57.6)
Total accumulated other comprehensive income, net	$89.5	$106.9
10. Stock-Based Compensation
The Company awarded stock options, restricted stock units (RSUs) and performance share units (PSUs) to certain officers and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Weighted Average Exercise Price	Aggregate Fair Value on Date of Grant
				(in millions)
March 2015
Stock options(1)	80,800	$7.63	$24.20	$0.6
RSUs(1)	89,602	24.20	—	2.2
PSUs(2)	110,000	24.20	—	2.7

May 2015
RSUs(1)	19,904	24.11	—	0.5

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

The RSUs awarded in May 2015 were awarded to non-employee Directors of the Company and have a service vesting period of one year from the date of grant.

(2)
The PSUs awarded in March 2015 were awarded to certain officers of the Company and have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The value shown in the table represents the aggregate number of PSUs awarded at the target level.

A total of 283,760 and 120,494 stock options were exercised during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.

11. Earnings Per Share
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions, except share data)
Net income available to stockholders—basic and diluted	$29.2	$45.6	$43.2	$56.4
Weighted average number of shares outstanding—basic	32,066,981	31,518,473	31,906,401	31,464,198
Effect of dilutive securities:
PSUs	88,543	263,925	205,697	237,861
Stock options	311,436	213,496	311,168	232,007
RSUs	40,536	35,060	59,964	96,128
Dilutive potential shares	440,515	512,481	576,829	565,996
Weighted average number of shares outstanding—diluted	32,507,496	32,030,954	32,483,230	32,030,194
Diluted earnings per share excludes outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options and RSUs that were excluded from diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Options excluded as the exercise price was greater than the average market price	—	149,100	—	149,100
Options and RSUs excluded under the treasury method as the potential proceeds on settlement or exercise price were greater than the value of shares acquired	345,369	446,974	306,407	154,044

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
Overview
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to select, small businesses in low to medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance in 32 states and the District of Columbia, with a concentration in California, where over one-half of our business is generated. Our revenues are primarily comprised of net premiums earned, net investment income, and net realized gains on investments.
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
Our strategy is to pursue profitable growth opportunities across market cycles and maximize total investment returns within the constraints of prudent portfolio management. We pursue profitable growth opportunities by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-term relationships with independent insurance agencies, and developing important alternative distribution channels. We continue to execute a number of strategic initiatives, including: focusing on internal and customer facing business process excellence; diversifying our risk exposure across our markets; utilizing a three-company pricing platform in California with territorial multipliers; strengthening the linkage between pricing and class code performance; non-renewing under-performing business; and targeting attractive classes of business across all of our markets.

Results of Operations
A primary measure of our performance is our ability to increase our Adjusted stockholders' equity over the long-term. The following table shows a reconciliation of our stockholders' equity on a GAAP basis to our Adjusted stockholders' equity and the number of common shares outstanding.

	June 30, 2015	December 31, 2014
	(in millions, except share data)
GAAP stockholders' equity	$714.5	$686.8
Deferred reinsurance gain–LPT Agreement	195.1	207.0
Less: Accumulated other comprehensive income, net	89.5	106.9
Adjusted stockholders' equity(1)	$820.1	$786.9
Common shares outstanding	32,036,774	31,493,828

(1)
Adjusted stockholders' equity is a non-GAAP measure that is defined as total stockholders' equity plus the Deferred reinsurance gain–LPT Agreement (Deferred Gain), less Accumulated other comprehensive income, net, which we believe is an important supplemental measure of our capital position.

Overall, net income was $29.2 million and $43.2 million for the three and six months ended June 30, 2015, respectively, compared to $45.6 million and $56.4 million for the corresponding periods of 2014. We recognized underwriting income of $13.7 million and $14.3 million for the three and six months ended June 30, 2015, respectively, compared $20.6 million and $12.3 million for the corresponding periods of 2014. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned.
Our results of operations during the three and six months ended June 30, 2015 were impacted by: (1) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $6.4 million cumulative adjustment to the Deferred Gain and reduced our losses and LAE by the same amount during the second quarter of 2015 (LPT Reserve Adjustment); (2) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $2.4 million cumulative adjustment, which reduced our losses and LAE by the same amount (LPT Contingent Commission Adjustment) during the second quarter of 2015; and (3) a reallocation of $19.4 million of reserves from non-taxable periods prior to January 1, 2000, which reduced our tax expenses by $2.5 million for the three and six months ended June 30, 2015 and reduced our effective tax rate by 4.9 percentage points for the six months ended June 30, 2015. Collectively, these items increased net income by $11.3 million during the second quarter of 2015.
Our results of operations during the three and six months ended June 30, 2014 were impacted by: (1) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $20.1 million LPT Reserve Adjustment during the second quarter of 2014; (2) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $7.3 million LPT Contingent Commission Adjustment during the second quarter of 2014; and (3) a reallocation of $12.0 million of reserves from non-taxable periods prior to January 1, 2000, which reduced our tax expenses by $2.2 million, for the six months ended June 30, 2014 and reduced our effective tax rate by 3.7 percentage points for the six months ended June 30, 2014. Collectively, these items increased net income by $29.6 million during the second quarter of 2014.

The comparative components of net income are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Gross premiums written	$190.6	$193.7	$364.6	$379.7
Net premiums written	188.3	190.8	360.2	374.1

Net premiums earned	$170.6	$172.6	$329.6	$339.9
Net investment income	18.4	18.3	35.3	36.3
Net realized gains on investments	1.9	9.2	3.1	12.4
Other income	—	0.2	0.1	0.2
Total revenues	190.9	200.3	368.1	388.8

Losses and LAE	101.5	98.5	207.7	220.8
Commission expense	22.9	20.4	41.6	40.4
Underwriting and other operating expenses	32.5	33.1	66.0	66.4
Interest expense	0.7	0.7	1.4	1.5
Income tax expense	4.1	2.0	8.2	3.3
Total expenses	161.7	154.7	324.9	332.4
Net income	$29.2	$45.6	$43.2	$56.4
Less amortization of the Deferred Gain related to losses	$2.3	$3.1	$4.8	$6.0
Less amortization of the Deferred Gain related to contingent commission	0.5	0.5	1.0	0.9
Less impact of LPT Reserve Adjustments(1)	6.4	20.1	6.4	20.8
Less impact of LPT Contingent Commission Adjustments(2)	2.4	7.3	2.6	7.6
Net income before impact of the LPT Agreement(3)	$17.6	$14.6	$28.4	$21.1

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
Gross Premiums Written
Gross premiums written decreased 1.6% and 4.0% for the three and six months ended June 30, 2015, respectively, compared to the same periods of 2014. This change was primarily the result of certain strategic initiatives, including diversifying our risk exposure across our markets, strengthening the linkage between pricing and class code performance, and non-renewing under-performing business.
Net Premiums Earned
Net premiums earned decreased 1.2% and 3.0% for the three and six months ended June 30, 2015, respectively, compared to the same periods of 2014. These decreases were primarily due to decreasing policy count overall and decreasing payroll exposure, primarily in Southern California, which was partially offset by higher net rate. Fifty-eight percent of our in-force premiums were generated in California and no other state represented a significant concentration of business as of June 30, 2015.
The following table shows the percentage change in our in-force premiums, policy count, average policy size, payroll exposure upon which our premiums are based, and net rate overall and for California:

	As of June 30, 2015
	Year-to-Date Increase (Decrease)		Year-Over-Year Increase (Decrease)
	Overall	California	Overall	California
In-force premiums	—%	(2.1)%	(1.0)%	(4.9)%
In-force policy count	(0.6)	(3.6)	(1.4)	(7.2)
Average in-force policy size	0.6	1.6	0.5	2.5
In-force payroll exposure	0.5	(5.2)	(1.7)	(13.7)
Net rate(1)	(0.5)	3.3	0.7	10.1

(1)
Net rate, defined as total in-force premiums divided by total insured payroll exposure, is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Our in-force premiums and number of policies in-force for California and all other states combined were as follows:

	June 30, 2015		December 31, 2014		June 30, 2014		December 31, 2013
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$363.1	45,404	$370.8	47,093	$381.9	48,950	$367.8	48,032
Other	264.5	39,368	257.1	38,209	251.8	37,067	249.6	36,024
Total	$627.6	84,772	$627.9	85,302	$633.7	86,017	$617.4	84,056
Our alternative distribution channels that utilize partnerships and alliances generated $147.4 million and $148.1 million, or 23.5% and 23.4%, of our in-force premiums as of June 30, 2015 and 2014, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnerships and alliances.
Our net rate (total in-force premiums divided by total insured payroll exposure) increased 3.3% in California during the six months ended June 30, 2015, contributing to the decline in policy count in California. Pricing in California reflects changes to schedule rating, filed rates, and experience modifiers. We began leveraging territorial multipliers and multiple insurance subsidiaries, each with different rate filings, to provide additional pricing options in California for policies incepting on or after June 1, 2014.
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
Net investment income increased 0.5% and decreased 2.8% for the three and six months ended June 30, 2015, respectively, compared to the same periods of 2014. The average pre-tax book yield on invested assets decreased to 3.2% at June 30, 2015, compared to 3.3% at June 30, 2014. The tax-equivalent yield on invested assets decreased to 3.8% at June 30, 2015, compared to 3.9% at June 30, 2014.
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
Net realized gains on investments were $1.9 million and $3.1 million for the three and six months ended June 30, 2015 , respectively, compared to $9.2 million and $12.4 million for the corresponding periods of 2014. The net realized gains on investments in the second quarter of 2014 was primarily due to the sale of certain equity securities in our portfolio.
Additional information regarding our Investments is set forth under “—Liquidity and Capital Resources—Investments.”
Combined Ratio
The combined ratio, a key measurement of underwriting profitability, is the sum of the loss and LAE ratio, the commission expense ratio, and underwriting and other operating expenses ratio. When the combined ratio is below 100%, we have recorded underwriting income, and conversely, when the combined ratio is greater than 100%, we have recorded an underwriting loss and cannot be profitable without investment income. Because we only have one operating segment, holding company expenses are included in our calculation of the combined ratio and increased the combined ratio by 1.8 and 2.0 percentage points for the three and six months ended June 30, 2015, respectively, compared to 2.1 percentage points for each of the corresponding periods of 2014.
The following table provides the calculation of our calendar period combined ratios.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Loss and LAE ratio	59.5%	57.1%	63.0%	65.0%
Underwriting and other operating expenses ratio	19.1	19.1	20.1	19.5
Commission expense ratio	13.4	11.8	12.6	11.9
Combined ratio	92.0%	88.0%	95.7%	96.4%
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) has decreased year-over-year; however, our loss experience indicates a slight upward movement in medical and indemnity costs per claim that is reflected in our current accident year loss estimate. We believe our current accident year loss and LAE estimate is adequate; however, given the long-tail nature of our business ultimate losses will not be known with any certainty for many years.
Our loss and LAE ratio increased 2.4 percentage points and decreased 2.0 percentage points, while the amount of our losses and LAE increased 3.0% and decreased 5.9%, for the three and six months ended June 30, 2015, compared to the same periods of 2014. The losses and LAE ratios were impacted by $6.4 million and $20.1 million favorable LPT Reserve Adjustments and $2.4 million and $7.3 million favorable LPT Contingent Commission Adjustments that decreased losses and LAE by those amounts during the second quarter of 2015 and 2014, respectively. The increase in our loss and LAE ratio for the three months ended June 30, 2015, compared to the same period of 2014, was primarily due to the period over period change in the LPT Reserve Adjustment and LPT Contingent Commission Adjustment, which was partially offset by a decrease in the current accident year loss estimate. The decrease in our loss and LAE ratio for the six months ended June 30, 2015, compared to the same period of 2014, was primarily due to a decrease in the current accident year loss estimate, partially offset by the period over period change in the LPT Reserve Adjustment LPT Contingent Commission Adjustment.
Our current accident year loss estimates were 66.5% and 67.1% for the three and six months ended June 30, 2015, compared to 74.2% and 74.4% for the three and six months ended June 30, 2014, respectively. The decreases in our current accident year loss estimates were primarily the result of net rate increases that exceeded anticipated increases in loss costs, as well as a change in the mix of business by state and territory. Prior accident year favorable (unfavorable) loss development was $0.3 million and $(1.4) million for the three and six months ended June 30, 2015, compared to $(1.5) million and $(3.3) million for the three and six months ended June 30, 2014, respectively.
Excluding the impact from the LPT Agreement, losses and LAE would have been $113.1 million and $129.5 million, or 66.3% and 75.0% of net premiums earned, for the the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, losses and LAE would have been $222.5 million and $256.1 million, or 67.5% and 75.3% of net premiums earned, respectively.

The table below reflects losses and LAE reserve adjustments and the impact of the LPT on net income before taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Prior accident year favorable (unfavorable) loss development, net	$0.3	$(1.5)	$(1.4)	$(3.3)
Amortization of the Deferred Gain related to losses	$2.3	$3.1	$4.8	$6.0
Amortization of the Deferred Gain related to contingent commission	0.5	0.5	1.0	0.9
Impact of LPT Reserve Adjustments	6.4	20.1	6.4	20.8
Impact of LPT Contingent Commission Adjustments	2.4	7.3	2.6	7.6
Total impact of the LPT on losses and LAE	11.6	31.0	14.8	35.3
Total losses and LAE reserve adjustments	$11.9	$29.5	$13.4	$32.0
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
Our underwriting and other operating expenses ratio was unchanged, while the amount of our underwriting and other operating expenses decreased 1.8% for the three months ended June 30, 2015, compared to the same period of 2014. For the six months ended June 30, 2015, our underwriting and other operating expenses ratio increased 0.6 percentage points, while the amount of our underwriting and other operating expenses decreased 0.6%, compared to the same period of 2014. The increase in the underwriting and other operating expenses ratio for the six months ended June 30, 2015, compared to the same period of 2014, was primarily due to a decrease in net premiums earned that exceeded the decline in our expenses. During the three months ended June 30, 2015 our compensation related expenses decreased $1.9 million, partially offset by a $0.7 million increase in our bad debt allowance and a $0.6 million increase in professional services fees, compared to the same period of 2014. During the six months ended June 30, 2015 our compensation related expenses decreased $1.6 million, premium taxes and assessments decreased $0.8 million and IT related expenses decreased $0.7 million, partially offset by a $1.3 million increase in our bad debt allowance and a $1.0 million increase in professional services fees, compared to the same period of 2014.
Commission Expense Ratio. The commission expense ratio is the ratio of commission expense to net premiums earned and measures the cost of compensating agents and brokers for the business we have underwritten.
Commission expense includes direct commissions to our agents and brokers for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.
Our commission expense ratio increased 1.6 and 0.7 percentage points, while our commission expense increased 12.3% and 3.0%, for the three and six months ended June 30, 2015, respectively, compared to the same periods of 2014. The increase in commission expense for the three and six months ended June 30, 2015 was primarily due to an increase in commissions for certain partner business, an initiative that increased commission rates for certain preferred classes of business, and an accrual in the second quarter of 2015 related to our assigned risk business.
Income Tax Expense
Income tax expense was $4.1 million and $8.2 million for the three and six months ended June 30, 2015, respectively, compared to $2.0 million and $3.3 million for the corresponding periods of 2014. The effective tax rates were 12.3% and 16.0% for the three and six months ended June 30, 2015, respectively, compared to 4.2% and 5.5% for the same periods of 2014, respectively. The increased tax expense for the three and six months ended June 30, 2015, compared to the same period of 2014, was primarily due to an increase in our projected annual net income before taxes.

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
The holding company had $58.6 million of cash and cash equivalents, short-term investments, and fixed maturity securities maturing within the next 24 months at June 30, 2015. A principal payment of $60 million on our Amended Credit Facility (described below) is payable on December 31, 2015. Total cash and investments at the holding company, excluding restricted cash, was $157.2 million at June 30, 2015. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, investments, and dividends from our insurance subsidiaries.
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
Our insurance subsidiaries had $349.9 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at June 30, 2015. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events. On July 1, 2015, we entered into a new reinsurance program that is effective through June 30, 2016. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in five layers of coverage. Our reinsurance coverage is $193.0 million in excess of our $7.0 million retention on a per occurrence basis, subject to certain exclusions. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized.
Various state laws and regulations require us to hold securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $901.4 million and $783.9 million were on deposit at June 30, 2015 and December 31, 2014, respectively. These laws and regulations govern both the amount and types of fixed maturity securities that are eligible for deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers was $31.0 million and $31.2 million at June 30, 2015 and December 31, 2014, respectively.
Sources of Liquidity
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate. For additional information regarding our cash flows, see Item 1, Unaudited Consolidated Statements of Cash Flows.
The table below shows our net cash flows for the six months ended:

	June 30,
	2015	2014
	(in millions)
Cash and cash equivalents provided by (used in):
Operating activities	$62.4	$78.1
Investing activities	(100.4)	(74.4)
Financing activities	(0.7)	(1.2)
(Decrease) Increase in cash and cash equivalents	$(38.7)	$2.5
Operating Cash Flows. Major components of net cash provided by operating activities for the six months ended June 30, 2015 included net premiums received of $339.0 million and investment income received of $41.4 million. These were partially offset by claims payments of $205.9 million (net of $18.3 million recovered from reinsurers), underwriting and other operating expenses paid of $66.9 million (including premium taxes paid of $11.9 million), and commissions paid of $39.7 million.
Major components of net cash provided by operating activities for the six months ended June 30, 2014 included net premiums received of $332.5 million and investment income received of $41.1 million. These were partially offset by claims payments of

$189.0 million (net of $16.4 million recovered from reinsurers), underwriting and other operating expenses paid of $68.1 million (including premium taxes paid of $15.2 million), and commissions paid of $36.9 million.
Investing Cash Flows. The major components of net cash used in investing activities for the six months ended June 30, 2015 and 2014 were the purchases of fixed maturity and equity securities, partially offset by proceeds from sales, maturities, and redemptions of investments.
Financing Cash Flows. The majority of cash used in financing activities for the six months ended June 30, 2015 and 2014 was related to dividends paid to stockholders, partially offset by cash received related to the exercise of stock options.
Capital Resources
Our capital structure is comprised of outstanding debt and stockholders’ equity. As of June 30, 2015, our capital structure consisted of $60.0 million principal balance on our secured Amended Credit Facility (as defined below), $32.0 million in surplus notes maturing in 2034, and $909.6 million of stockholders’ equity, plus the Deferred Gain. Outstanding debt was 9.2% of total capitalization, including the Deferred Gain, as of June 30, 2015.
Outstanding Debt. In December 2010, we entered into the Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility) under which we were provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $75.1 million and $74.6 million at June 30, 2015 and December 31, 2014, respectively. The Amended Credit Facility contains customary non-financial covenants and requires us to maintain 5% of the aggregate commitment amount of the line of credit in cash and cash equivalents at all times at the holding company. We are currently in compliance with all applicable covenants.
Contractual Obligations and Commitments. The following table identifies our long-term debt and contractual obligations as of June 30, 2015.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$15.2	$4.7	$7.1	$3.1	$0.3
Purchased liabilities	6.6	4.5	2.1	—	—
Notes payable(1)	120.4	62.6	2.9	2.8	52.1
Capital leases	1.1	0.5	0.6	—	—
Losses and LAE reserves (2)(3)	2,354.5	388.8	469.7	270.2	1,225.8
Total contractual obligations	$2,497.8	$461.1	$482.4	$276.1	$1,278.2

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of June 30, 2015. The interest rates range from 1.9% to 4.5%.

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

(3)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which are as follows for each of the periods presented above:

	Recoveries By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables for unpaid losses	$(640.9)	$(32.0)	$(60.8)	$(56.8)	$(491.3)
Investments
The cost or amortized cost of our investment portfolio was $2.4 billion and the fair value was $2.5 billion as of June 30, 2015.

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
As of June 30, 2015, our investment portfolio, which is classified as available-for-sale, consisted of 90.6% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.2 at June 30, 2015. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "AA-." Our fixed maturity securities portfolio had a weighted average quality of "AA-" as of June 30, 2015, with 57.7% of the portfolio rated "AA" or better, based on market value.
We carry our portfolio of equity securities on our balance sheet at fair value. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. Equity securities represented 8.7% of our investment portfolio at June 30, 2015.
Given current economic uncertainty and continuing market volatility, we believe that our current asset allocation best meets our strategy to preserve capital for policyholders, to provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average book yield, and the average tax equivalent yield based on the fair value of each category of invested assets as of June 30, 2015.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield
	(in millions, except percentages)
U.S. Treasuries	$158.7	6.3%	2.0%	2.0%
U.S. Agencies	38.1	1.5	3.7	3.7
States and municipalities	799.9	31.8	3.4	4.9
Corporate securities	903.7	35.9	3.1	3.1
Residential mortgage-backed securities	262.8	10.4	3.4	3.4
Commercial mortgage-backed securities	60.2	2.4	2.5	2.5
Asset-backed securities	58.4	2.3	0.8	0.8
Equity securities	217.3	8.7	4.6	6.1
Short-term investments	18.5	0.7	0.5	0.5
Total	$2,517.6	100.0%
Weighted average yield			3.2%	3.8%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of June 30, 2015 by credit rating category, using the lower of ratings assigned by Moody's Investor Services and/or Standard & Poor's.

Rating	Percentage of Total Estimated Fair Value
“AAA”	9.0%
“AA”	48.7
“A”	29.8
“BBB”	12.3
Below investment grade	0.2
Total	100.0%
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

Based on our reviews of fixed maturity and equity securities, we believe that we appropriately identified the declines in the fair values of our unrealized losses for the six months ended June 30, 2015. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or maturity.
Based on reviews of the equity securities, the Company recognized a total impairment of $0.1 million in the fair value of four equity securities for the six months ended June 30, 2015, as a result of the severity and duration of the change in fair value of the securities. The remaining unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers.
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
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of June 30, 2015, our fixed maturity securities portfolio had a duration of 4.2. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2014 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.
Item 6.  Exhibits

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date
*10.1	Amended and Restated Equity and Incentive Plan		8-K	10.1	May 22, 2015
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of Terry Eleftheriou Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of Terry Eleftheriou Pursuant to Section 906	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
*Identify management contracts and compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	July 30, 2015	/s/ Douglas D. Dirks
Douglas D. Dirks
President and Chief Executive Officer
Employers Holdings, Inc.

Date:	July 30, 2015	/s/ Terry Eleftheriou
Terry Eleftheriou
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)