Form 10-Q
period 2015-09-30
Employers Holdings, Inc.
filed 2015-10-29
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	October 23, 2015
Common Stock, $0.01 par value per share	32,078,443 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	As of	As of
	September 30, 2015	December 31, 2014
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $2,241,600 at September 30, 2015 and $2,186,100 at December 31, 2014)	$2,320,300	$2,275,700
Equity securities at fair value (cost $159,100 at September 30, 2015 and $97,800 at December 31, 2014)	199,100	172,700
Short-term investments at fair value (amortized cost $18,300 at September 30, 2015)	18,300	—
Total investments	2,537,700	2,448,400
Cash and cash equivalents	56,200	103,600
Restricted cash and cash equivalents	3,100	10,800
Accrued investment income	20,000	20,500
Premiums receivable (less bad debt allowance of $11,600 at September 30, 2015 and $7,900 at December 31, 2014)	306,400	295,800
Reinsurance recoverable for:
Paid losses	7,400	10,700
Unpaid losses	634,800	669,500
Deferred policy acquisition costs	46,900	44,600
Deferred income taxes, net	61,200	49,700
Property and equipment, net	22,900	21,000
Intangible assets, net	8,700	9,000
Goodwill	36,200	36,200
Contingent commission receivable—LPT Agreement	29,200	26,400
Other assets	35,600	23,500
Total assets	$3,806,300	$3,769,700

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,357,900	$2,369,700
Unearned premiums	327,100	310,800
Total claims and policy liabilities	2,685,000	2,680,500
Commissions and premium taxes payable	49,600	46,300
Accounts payable and accrued expenses	19,300	20,400
Deferred reinsurance gain—LPT Agreement	192,400	207,000
Notes payable	92,000	92,000
Other liabilities	42,000	36,700
Total liabilities	3,080,300	3,082,900
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 55,451,417 and 54,866,802 shares issued and 32,078,443 and 31,493,828 shares outstanding at September 30, 2015 and December 31, 2014, respectively	600	600
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	353,600	346,600
Retained earnings	657,300	595,300
Accumulated other comprehensive income, net	77,100	106,900
Treasury stock, at cost (23,372,974 shares at September 30, 2015 and December 31, 2014)	(362,600)	(362,600)
Total stockholders’ equity	726,000	686,800
Total liabilities and stockholders’ equity	$3,806,300	$3,769,700
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	(unaudited)		(unaudited)
Net premiums earned	$179,000	$172,100	$508,600	$511,900
Net investment income	18,500	18,200	53,800	54,500
Net realized gains on investments	2,000	1,800	5,100	14,200
Other income	—	—	100	300
Total revenues	199,500	192,100	567,600	580,900
Expenses
Losses and loss adjustment expenses	115,800	122,300	323,500	343,100
Commission expense	21,000	20,600	62,600	61,000
Underwriting and other operating expenses	31,600	31,900	97,600	98,300
Interest expense	700	800	2,100	2,300
Total expenses	169,100	175,600	485,800	504,700
Net income before income taxes	30,400	16,500	81,800	76,200
Income tax expense	5,900	1,300	14,100	4,600
Net income	$24,500	$15,200	$67,700	$71,600
Comprehensive income
Unrealized (losses) gains during the period (net of tax (benefit) expense of $(5,900) and $(3,100) for the three months ended September 30, 2015 and 2014, respectively, and $(14,200) and $11,000 for the nine months ended September 30, 2015 and 2014, respectively)	$(11,100)	$(5,800)	$(26,500)	$20,500
Reclassification adjustment for realized gains in net income (net of taxes of $700 and $600 for the three months ended September 30, 2015 and 2014, respectively, and $1,800 and $5,000 for the nine months ended September 30, 2015 and 2014, respectively)	(1,300)	(1,200)	(3,300)	(9,200)
Other comprehensive (loss) income, net of tax	(12,400)	(7,000)	(29,800)	11,300
Total comprehensive income	$12,100	$8,200	$37,900	$82,900

Net realized gains on investments
Net realized gains on investments before credit related impairments	$2,100	$1,900	$5,300	$14,300
Other than temporary impairment, credit losses recognized in earnings	(100)	(100)	(200)	(100)
Net realized gains on investments	$2,000	$1,800	$5,100	$14,200

Earnings per common share (Note 11):
Basic	$0.76	$0.48	$2.12	$2.27
Diluted	$0.75	$0.47	$2.08	$2.23
Cash dividends declared per common share	$0.06	$0.06	$0.18	$0.18
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Nine Months Ended
	September 30,
	2015	2014
Operating activities	(unaudited)
Net income	$67,700	$71,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,900	5,200
Stock-based compensation	3,200	4,300
Amortization of premium on investments, net	9,500	7,800
Allowance for doubtful accounts	3,700	800
Deferred income tax expense	4,500	700
Realized gains on investments, net	(5,100)	(14,200)
Excess tax benefits from stock-based compensation	(800)	(1,200)
Other	(100)	(500)
Change in operating assets and liabilities:
Premiums receivable	(14,300)	(36,800)
Reinsurance recoverable for paid and unpaid losses	38,000	53,000
Federal income taxes	2,200	4,400
Unpaid losses and loss adjustment expenses	(11,800)	39,800
Unearned premiums	16,300	31,900
Accounts payable, accrued expenses and other liabilities	2,000	8,700
Deferred reinsurance gain—LPT Agreement	(14,600)	(30,400)
Contingent commission receivable—LPT Agreement	(2,800)	2,000
Other	(9,900)	(10,700)
Net cash provided by operating activities	93,600	136,400
Investing activities
Purchase of fixed maturity securities	(384,100)	(293,700)
Purchase of equity securities	(77,700)	(20,600)
Proceeds from sale of fixed maturity securities	87,000	42,200
Proceeds from sale of equity securities	21,400	27,600
Proceeds from maturities and redemptions of investments	214,000	158,300
Capital expenditures	(7,400)	(8,500)
Change in restricted cash and cash equivalents	7,700	(14,200)
Net cash used in investing activities	(139,100)	(108,900)
Financing activities
Cash transactions related to stock-based compensation	3,100	1,500
Dividends paid to stockholders	(5,800)	(5,700)
Excess tax benefits from stock-based compensation	800	1,200
Net cash used in financing activities	(1,900)	(3,000)
Net (decrease) increase in cash and cash equivalents	(47,400)	24,500
Cash and cash equivalents at the beginning of the period	103,600	34,500
Cash and cash equivalents at the end of the period	$56,200	$59,000
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

Nine Months Ended
September 30, 2015
(in millions, except per share data)
Change in estimated reserves ceded under the LPT Agreement	$(10.0)
Cumulative adjustment to the Deferred Gain(1)	(6.4)
Net income impact of change in estimate	6.4
EPS impact of change in estimate
Basic and Diluted	0.20

(1)
The cumulative adjustment to the Deferred reinsurance gain–LPT Agreement (Deferred Gain) was also recognized in losses and LAE incurred in the Consolidated Statement of Comprehensive Income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement.

During the second quarter of 2015, the Company increased its estimate of contingent commission receivable – LPT Agreement (LPT Contingent Commission Adjustment) as a result of the determination that an adjustment was necessary to reflect observed favorable paid loss trends. The following table shows the impact to the Consolidated Statements of Comprehensive Income related to these changes in estimates.

Nine Months Ended
September 30, 2015
(in millions, except per share data)
Change in estimate of contingent commission receivable – LPT Agreement	$2.8
Cumulative adjustment to the Deferred Gain(1)	(2.6)
Net income impact of change in estimate	2.6
EPS impact of change in estimate
Basic and Diluted	0.08

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

Nine Months Ended
September 30, 2015
(in millions, except per share data)
Reserves reallocated to taxable years	$19.4
Net income impact of change in estimate	3.8
EPS impact of change in estimate
Basic and Diluted	0.12
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

4. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Investments	$2,537.7	$2,537.7	$2,448.4	$2,448.4
Cash and cash equivalents	56.2	56.2	103.6	103.6
Restricted cash and cash equivalents	3.1	3.1	10.8	10.8
Financial liabilities
Notes payable	92.0	96.5	92.0	97.8
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

	September 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities
U.S. Treasuries	$—	$145.2	$—	$—	$166.7	$—
U.S. Agencies	—	37.9	—	—	39.6	—
States and municipalities	—	852.7	—	—	745.8	—
Corporate securities	—	909.4	—	—	908.3	—
Residential mortgage-backed securities	—	240.3	—	—	288.4	—
Commercial mortgage-backed securities	—	72.5	—	—	65.4	—
Asset-backed securities	—	62.3	—	—	61.5	—
Total fixed maturity securities	$—	$2,320.3	$—	$—	$2,275.7	$—
Equity securities	$199.1	$—	$—	$172.7	$—	$—
Short-term investments	$—	$18.3	$—	$—	$—	$—

5. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At September 30, 2015
Fixed maturity securities
U.S. Treasuries	$140.1	$5.1	$—	$145.2
U.S. Agencies	36.1	1.8	—	37.9
States and municipalities	811.4	41.6	(0.3)	852.7
Corporate securities	888.0	26.1	(4.7)	909.4
Residential mortgage-backed securities	231.8	8.9	(0.4)	240.3
Commercial mortgage-backed securities	72.0	0.7	(0.2)	72.5
Asset-backed securities	62.2	0.1	—	62.3
Total fixed maturity securities	2,241.6	84.3	(5.6)	2,320.3
Equity securities	159.1	61.0	(21.0)	199.1
Short-term investments	18.3	—	—	18.3
Total investments	$2,419.0	$145.3	$(26.6)	$2,537.7

At December 31, 2014
Fixed maturity securities
U.S. Treasuries	$160.9	$5.8	$—	$166.7
U.S. Agencies	37.2	2.4	—	39.6
States and municipalities	701.6	44.4	(0.2)	745.8
Corporate securities	880.7	30.8	(3.2)	908.3
Residential mortgage-backed securities	278.6	10.6	(0.8)	288.4
Commercial mortgage-backed securities	65.5	0.5	(0.6)	65.4
Asset-backed securities	61.6	—	(0.1)	61.5
Total fixed maturity securities	2,186.1	94.5	(4.9)	2,275.7
Equity securities	97.8	75.5	(0.6)	172.7
Total investments	$2,283.9	$170.0	$(5.5)	$2,448.4
The amortized cost and estimated fair value of fixed maturity securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$133.7	$134.7
Due after one year through five years	843.3	876.2
Due after five years through ten years	660.6	682.9
Due after ten years	238.0	251.4
Mortgage and asset-backed securities	366.0	375.1
Total	$2,241.6	$2,320.3

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of September 30, 2015 and December 31, 2014.

	September 30, 2015			December 31, 2014
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in millions, except number of issues data)
Less than 12 months:
Fixed maturity securities
States and municipalities	$36.5	$(0.3)	8	$20.6	$(0.2)	5
Corporate securities	184.7	(2.7)	73	109.9	(0.8)	42
Residential mortgage-backed securities	33.6	(0.3)	17	—	—	—
Commercial mortgage-backed securities	21.3	(0.2)	7	—	—	—
Total fixed maturity securities	276.1	(3.5)	105	130.5	(1.0)	47
Equity securities	73.6	(20.4)	69	10.1	(0.6)	15
Total less than 12 months	$349.7	$(23.9)	174	$140.6	$(1.6)	62

12 months or greater:
Fixed maturity securities
Corporate securities	$47.9	$(2.0)	17	$129.4	$(2.4)	39
Residential mortgage-backed securities	7.5	(0.1)	26	44.1	(0.8)	36
Commercial mortgage-backed securities	—	—	—	31.3	(0.6)	8
Asset-backed securities	—	—	—	18.3	(0.1)	6
Total fixed maturity securities	55.4	(2.1)	43	223.1	(3.9)	89
Equity securities	2.1	(0.6)	3	—	—	—
Total 12 months or greater	$57.5	$(2.7)	46	$223.1	$(3.9)	89

Total available-for-sale:
Fixed maturity securities
States and municipalities	$36.5	$(0.3)	8	$20.6	$(0.2)	5
Corporate securities	232.6	(4.7)	90	239.3	(3.2)	81
Residential mortgage-backed securities	41.1	(0.4)	43	44.1	(0.8)	36
Commercial mortgage-backed securities	21.3	(0.2)	7	31.3	(0.6)	8
Asset-backed securities	—	—	—	18.3	(0.1)	6
Total fixed maturity securities	331.5	(5.6)	148	353.6	(4.9)	136
Equity securities	75.7	(21.0)	72	10.1	(0.6)	15
Total available-for-sale	$407.2	$(26.6)	220	$363.7	$(5.5)	151
Based on reviews of the fixed maturity securities, the Company determined that unrealized losses for the nine months ended September 30, 2015 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above amortized cost, or maturity.
Based on reviews of the equity securities, the Company recognized a total impairment of $0.2 million in the fair value of five equity securities for the nine months ended September 30, 2015, as a result of the severity and duration of the change in fair value of the securities. The remaining unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers.

Net realized gains on investments and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Net realized gains on investments
Fixed maturity securities
Gross gains	$0.2	$—	$0.5	$0.9
Gross losses	(0.2)	—	(0.4)	—
Net realized gains on fixed maturity securities	$—	$—	$0.1	$0.9
Equity securities
Gross gains	$2.2	$1.9	$5.6	$13.4
Gross losses	(0.2)	(0.1)	(0.6)	(0.1)
Net realized gains on equity securities	$2.0	$1.8	$5.0	$13.3
Total	$2.0	$1.8	$5.1	$14.2

Change in unrealized gains (losses)
Fixed maturity securities	$8.0	$(9.9)	$(11.0)	$21.4
Equity securities	(27.0)	(0.7)	(34.8)	(4.0)
Total	$(19.0)	$(10.6)	$(45.8)	$17.4
Net investment income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Fixed maturity securities	$17.3	$17.9	$51.6	$53.4
Equity securities	1.7	1.0	4.0	3.0
Cash equivalents and restricted cash	0.1	—	0.1	—
Gross investment income	19.1	18.9	55.7	56.4
Investment expenses	(0.6)	(0.7)	(1.9)	(1.9)
Net investment income	$18.5	$18.2	$53.8	$54.5
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with certain states in which it does business. As of September 30, 2015 and December 31, 2014, securities having a fair value of $893.6 million and $783.9 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the types of securities that are eligible for deposit.
Certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers at September 30, 2015 and December 31, 2014 was $30.7 million and $31.2 million, respectively.
Pursuant to the Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility), a portion of the Company's debt was secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $75.8 million and $74.6 million at September 30, 2015 and December 31, 2014, respectively.

6. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rates for the periods presented.

	Nine Months Ended
	September 30,
	2015	2014
Expense computed at statutory rate	35.0%	35.0%
Dividends received deduction and tax-exempt interest	(7.6)	(9.4)
LPT deferred gain amortization	(4.3)	(7.7)
LPT reserve adjustment	(2.0)	(8.4)
Pre-privatization reserve adjustment, excluding LPT	(4.6)	(3.5)
Other	0.7	—
Effective tax rate	17.2%	6.0%
7. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Nine Months Ended
	September 30,
	2015	2014
	(in millions)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,369.7	$2,330.5
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	669.5	743.1
Net unpaid losses and LAE at beginning of period	1,700.2	1,587.4
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	339.7	379.2
Prior periods	1.3	4.0
Total net losses and LAE incurred during the period	341.0	383.2
Paid losses and LAE, net of reinsurance, related to:
Current period	43.9	44.5
Prior periods	274.2	246.3
Total net paid losses and LAE during the period	318.1	290.8
Ending unpaid losses and LAE, net of reinsurance	1,723.1	1,679.8
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	634.8	690.5
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,357.9	$2,370.3
Total net losses and LAE included in the above table excludes the impact of the aggregate of amortization of the deferred reinsurance gain—LPT Agreement, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments, which totaled $17.5 million and $40.1 million for the nine months ended September 30, 2015 and 2014, respectively (Note 8).
The increase in the estimates of incurred losses and LAE attributable to insured events for prior periods was related to the Company's assigned risk business.
8. LPT Agreement
The Company is party to a 100% quota share retroactive reinsurance agreement (LPT Agreement) under which $1.5 billion in liabilities for losses and LAE related to claims incurred by EICN prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The initial Deferred Gain resulting from the LPT Agreement was recorded as a liability in the accompanying consolidated balance sheets as Deferred reinsurance gain–LPT Agreement. The Company is also entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is an amount based on the favorable difference between actual paid losses and LAE and expected paid losses and LAE as established in the LPT Agreement. The Company records its estimate of contingent profit commission in the accompanying consolidated balance sheets as Contingent commission receivable–LPT Agreement and a corresponding liability is recorded in the accompanying consolidated balance sheets in Deferred reinsurance gain–LPT Agreement. The Deferred Gain is being amortized using the recovery method. Amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the LPT Agreement, except for the contingent profit commission, which is amortized through June 30, 2024, the date through which the Company is entitled to receive a contingent profit commission under the LPT Agreement. The amortization is recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income. Any adjustments to the Deferred Gain are recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income.
The Company amortized $8.5 million and $9.9 million of the Deferred Gain for the nine months ended September 30, 2015 and 2014, respectively. Additionally, the Deferred Gain was reduced by $6.4 million and $22.3 million for the nine months ended September 30, 2015 and 2014, respectively, due to a favorable LPT Reserve Adjustment and by $2.6 million and $7.9 million for the nine months ended September 30, 2015 and 2014, respectively, due to favorable LPT Contingent Commission Adjustments. The remaining Deferred Gain was $192.4 million and $207.0 million as of September 30, 2015 and December 31, 2014, respectively. The estimated remaining liabilities subject to the LPT Agreement were $504.7 million and $534.8 million as of September 30, 2015 and December 31, 2014, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $688.5 million and $668.4 million from inception through September 30, 2015 and December 31, 2014, respectively.
9. Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income, net, is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	September 30, 2015	December 31, 2014
	(in millions)
Net unrealized gain on investments, before taxes	$118.7	$164.5
Deferred tax expense on net unrealized gains	(41.6)	(57.6)
Total accumulated other comprehensive income, net	$77.1	$106.9
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

A total of 325,429 and 120,494 stock options were exercised during the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions, except share data)
Net income available to stockholders—basic and diluted	$24.5	$15.2	$67.7	$71.6
Weighted average number of shares outstanding—basic	32,184,143	31,591,457	32,000,142	31,507,097
Effect of dilutive securities:
PSUs	72,612	279,550	161,335	252,532
Stock options	245,708	202,010	289,348	230,961
RSUs	21,877	36,403	47,268	53,538
Dilutive potential shares	340,197	517,963	497,951	537,031
Weighted average number of shares outstanding—diluted	32,524,340	32,109,420	32,498,093	32,044,128
Diluted earnings per share excludes outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options and RSUs that were excluded from diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Options excluded as the exercise price was greater than the average market price	80,800	271,944	26,933	141,900
Options and RSUs excluded under the treasury method as the potential proceeds on settlement or exercise price were greater than the value of shares acquired	336,006	296,867	316,273	154,044

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
Our strategy is to pursue profitable growth opportunities across market cycles and maximize total investment returns within the constraints of prudent portfolio management. We pursue profitable growth opportunities by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-term relationships with independent insurance agencies, and developing important alternative distribution channels. We continue to execute a number of strategic initiatives, including: focusing on internal and customer facing business process excellence; diversifying our risk exposure across our markets; utilizing a three-company pricing platform; utilizing territorial multipliers in California; non-renewing under-performing business; and targeting profitable classes of business across all of our markets.

Results of Operations
A primary measure of our performance is our ability to increase our Adjusted stockholders' equity over the long-term. The following table shows a reconciliation of our stockholders' equity on a GAAP basis to our Adjusted stockholders' equity and the number of common shares outstanding.

	September 30, 2015	December 31, 2014
	(in millions, except share data)
GAAP stockholders' equity	$726.0	$686.8
Deferred reinsurance gain–LPT Agreement	192.4	207.0
Less: Accumulated other comprehensive income, net	77.1	106.9
Adjusted stockholders' equity(1)	$841.3	$786.9
Common shares outstanding	32,078,443	31,493,828

(1)
Adjusted stockholders' equity is a non-GAAP measure that is defined as total stockholders' equity plus the Deferred reinsurance gain–LPT Agreement (Deferred Gain), less Accumulated other comprehensive income, net. We believe that Adjusted stockholders' equity is an important supplemental measure of our capital position.

Overall, net income was $24.5 million and $67.7 million for the three and nine months ended September 30, 2015, respectively, compared to $15.2 million and $71.6 million for the corresponding periods of 2014. We recognized underwriting income (loss) of $10.6 million and $24.9 million for the three and nine months ended September 30, 2015, respectively, compared to $(2.7) million and $9.5 million for the corresponding periods of 2014. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned.
Our results of operations during the nine months ended September 30, 2015 were impacted by: (1) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $6.4 million cumulative adjustment to the Deferred reinsurance gain–LPT Agreement (Deferred Gain) and reduced our losses and LAE by the same amount during the nine months ended September 30, 2015 (LPT Reserve Adjustment); (2) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $2.6 million cumulative adjustment, which reduced our losses and LAE by the same amount (LPT Contingent Commission Adjustment) during the nine months ended September 30, 2015; and (3) a reallocation of $19.4 million of reserves from non-taxable periods prior to January 1, 2000 during the second quarter of 2015, which reduced our tax expenses by $3.8 million and reduced our effective tax rate by 4.6 percentage points for the nine months ended September 30, 2015. Collectively, these items increased net income by $12.8 million for the nine months ended September 30, 2015.
Our results of operations for the nine months ended September 30, 2014 were impacted by: (1) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $22.3 million LPT Reserve Adjustment; (2) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $7.9 million LPT Contingent Commission Adjustment; and (3) a reallocation of $12.0 million of reserves from non-taxable periods prior to January 1, 2000 during the second quarter of 2014, which reduced our effective tax rate for the nine months ended September 30, 2014 by 3.5 percentage points, or $2.7 million. Collectively, these items increased net income by $32.9 million for the nine months ended September 30, 2014.

The comparative components of net income are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Gross premiums written	$168.5	$166.4	$533.1	$546.1
Net premiums written	166.5	164.2	526.7	538.3

Net premiums earned	$179.0	$172.1	$508.6	$511.9
Net investment income	18.5	18.2	53.8	54.5
Net realized gains on investments	2.0	1.8	5.1	14.2
Other income	—	—	0.1	0.3
Total revenues	199.5	192.1	567.6	580.9

Losses and LAE	115.8	122.3	323.5	343.1
Commission expense	21.0	20.6	62.6	61.0
Underwriting and other operating expenses	31.6	31.9	97.6	98.3
Interest expense	0.7	0.8	2.1	2.3
Income tax expense	5.9	1.3	14.1	4.6
Total expenses	175.0	176.9	499.9	509.3
Net income	$24.5	$15.2	$67.7	$71.6
Less amortization of the Deferred Gain related to losses	$2.3	$2.6	$7.1	$8.5
Less amortization of the Deferred Gain related to contingent commission	0.4	0.5	1.4	1.4
Less impact of LPT Reserve Adjustments(1)	—	1.5	6.4	22.3
Less impact of LPT Contingent Commission Adjustments(2)	—	0.2	2.6	7.9
Net income before impact of the LPT Agreement(3)	$21.8	$10.4	$50.2	$31.5

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

(3)
We define net income before impact of the LPT Agreement as net income before the impact of: (a) amortization of Deferred Gain; (b) adjustments to LPT Agreement ceded reserves; and (c) adjustments to contingent commission receivable–LPT Agreement. Deferred Gain reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method. Amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the LPT Agreement, except for the contingent profit commission, which is amortized through June 30, 2024. The amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement and the expected losses and LAE subject to the contingent profit commission under the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, contingent commission receivable, and the Deferred Gain, with the net effect being an increase or decrease to net income. Net income before impact of the LPT Agreement is not a measurement of financial performance under GAAP, but rather reflects a difference in accounting treatment between statutory and GAAP, and should not be considered in isolation or as an alternative to net income before income taxes or net income, or any other measure of performance derived in accordance with GAAP.

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
Gross Premiums Written
Gross premiums written increased 1.3% and decreased 2.4% for the three and nine months ended September 30, 2015, respectively, compared to the same periods of 2014. The increase in gross premiums written for the three months ended September 30, 2015, was primarily the result of increased final premium audit billings in the third quarter of 2015 and actions taken in the third quarter of 2014 to increase net rate, specifically in southern California, that reduced written premiums during that period. The decrease for the nine months ended September 30, 2015 was primarily the result of certain strategic initiatives, including diversifying our risk exposure across our markets and non-renewing under-performing business.
Net Premiums Earned
Net premiums earned increased 4.0% for the three months ended September 30, 2015, compared to the same period of 2014, while net premiums earned decreased 0.6% year-over-year for the nine months ended September 30, 2015. The increase for the three months ended September 30, 2015 was primarily related to increased final premium audit billings in the third quarter of 2015. The decrease in net premiums earned during the nine months ended September 30, 2015 was primarily due to decreasing policy count, primarily in southern California, which was partially offset by policy count growth outside of California. Fifty-seven percent of our in-force premiums were generated in California as of September 30, 2015, down three percentage points from September 30, 2014. No other state represented a significant concentration of business as of September 30, 2015.
The following table shows the percentage change in our in-force premiums, policy count, average policy size, payroll exposure upon which our premiums are based, and net rate overall and for California:

	As of September 30, 2015
	Year-to-Date Increase (Decrease)		Year-Over-Year Increase (Decrease)
	Overall	California	Overall	California
In-force premiums	(1.1)%	(3.8)%	(1.8)%	(5.8)%
In-force policy count	(0.4)	(4.4)	(1.2)	(6.7)
Average in-force policy size	(0.8)	0.6	(0.7)	1.0
In-force payroll exposure	0.8	(5.4)	(0.3)	(9.8)
Net rate(1)	(1.9)	1.7	(1.6)	4.4

(1)
Net rate, defined as total in-force premiums divided by total insured payroll exposure, is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Our in-force premiums and number of policies in-force for California and all other states combined were as follows:

	September 30, 2015		December 31, 2014		September 30, 2014		December 31, 2013
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$356.8	45,021	$370.8	47,093	$378.9	48,275	$367.8	48,032
Other	264.1	39,981	257.1	38,209	253.7	37,750	249.6	36,024
Total	$620.9	85,002	$627.9	85,302	$632.6	86,025	$617.4	84,056
Our alternative distribution channels that utilize partnerships and alliances generated $147.4 million and $148.9 million, or 23.7% and 23.5%, of our in-force premiums as of September 30, 2015 and 2014, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnerships and alliances.
Our net rate (total in-force premiums divided by total insured payroll exposure) increased 1.7% in California during the nine months ended September 30, 2015. Pricing in California reflects changes to schedule rating, filed rates, and experience modifiers. We began leveraging territorial multipliers and multiple insurance subsidiaries, each with different rate filings, to provide greater pricing precision in California for policies that incepted on or after June 1, 2014. These actions have contributed to a year-over-year decline in policy count in California.
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
Net investment income increased 1.6% and decreased 1.3% for the three and nine months ended September 30, 2015, respectively, compared to the same periods of 2014. The average pre-tax book yield on invested assets was 3.2% at September 30, 2015, unchanged from September 30, 2014. The tax-equivalent yield on invested assets decreased to 3.8% at September 30, 2015, compared to 3.9% at September 30, 2014. The increase in net investment income for the three months ended September 30, 2015 was primarily related to a year-over-year increase in total invested assets.
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
Net realized gains on investments were $2.0 million and $5.1 million for the three and nine months ended September 30, 2015, respectively, compared to $1.8 million and $14.2 million for the corresponding periods of 2014. The net realized gains for the nine months ended September 30, 2014 were primarily due to the sale of certain equity securities in our portfolio during the second quarter of 2014.
Additional information regarding our Investments is set forth under “—Liquidity and Capital Resources—Investments.”
Combined Ratio
The combined ratio, a key measurement of underwriting profitability, is the sum of the loss and LAE ratio, the commission expense ratio, and the underwriting and other operating expenses ratio. When the combined ratio is below 100%, we have recorded underwriting income, and conversely, when the combined ratio is greater than 100%, we have recorded an underwriting loss and cannot be profitable without investment income. Because we have only one operating segment, holding company expenses are included in our calculation of the combined ratio and increased the combined ratio by 1.7 and 1.9 percentage points for the three and nine months ended September 30, 2015, respectively, compared to 1.6 and 1.9 percentage points for each of the corresponding periods of 2014.
The following table provides the calculation of our calendar period combined ratios.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Loss and LAE ratio	64.7%	71.1%	63.6%	67.0%
Underwriting and other operating expenses ratio	17.7	18.5	19.2	19.2
Commission expense ratio	11.7	12.0	12.3	11.9
Combined ratio	94.1%	101.6%	95.1%	98.1%
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) has decreased year-over-year; however, our loss experience indicates a slight upward movement in medical and indemnity costs per claim that is reflected in our current accident year loss estimate. We believe our current accident year loss and LAE estimate is adequate; however, given the long-tail nature of our business, ultimate losses will not be known with any certainty for many years.
Our loss and LAE ratio decreased 6.4 and 3.4 percentage points, while the amount of our losses and LAE decreased 5.3% and 5.7%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods of 2014. The decreases in our loss and LAE ratio for the three and nine months ended September 30, 2015, compared to the same periods of 2014, were primarily due to decreases in the current accident year loss estimate, partially offset by period over period change in the LPT Reserve Adjustments and LPT Contingent Commission Adjustments. During the nine months ended September 30, 2015, our losses and LAE were impacted by a $6.4 million and $2.6 million favorable LPT Reserve Adjustment and LPT Contingent Commission Adjustment, respectively, that decreased losses and LAE by those amounts. Our losses and LAE during the three and nine months ended September 30, 2014, were impacted by $1.5 million and $22.3 million favorable LPT Reserve Adjustments and $0.2 million and $7.9 million favorable LPT Contingent Commission Adjustments, respectively.
Our current accident year loss estimates were 66.3% and 66.8% for the three and nine months ended September 30, 2015, compared to 73.4% and 74.1% for the three and nine months ended September 30, 2014, respectively. The decreases in our current accident year loss estimates were primarily the result of changes in the mix of business by state and territory and increased rate in California. Prior accident year favorable (unfavorable) loss development was $0.1 million and $(1.3) million for the three and nine months ended September 30, 2015, compared to $(0.7) million and $(4.0) million for the three and nine months ended September 30, 2014, respectively. Prior accident year loss development was related to our assigned risk business.

Excluding the impact from the LPT Agreement, losses and LAE would have been $118.5 million and $127.1 million, or 66.2% and 73.9% of net premiums earned, for the the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, losses and LAE, excluding the impact of the LPT, would have been $341.0 million and $383.2 million, or 67.0% and 74.9% of net premiums earned, respectively.
The table below reflects losses and LAE reserve adjustments and the impact of the LPT on net income before taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Prior accident year favorable (unfavorable) loss development, net	$0.1	$(0.7)	$(1.3)	$(4.0)
Amortization of the Deferred Gain related to losses	$2.3	$2.6	$7.1	$8.5
Amortization of the Deferred Gain related to contingent commission	0.4	0.5	1.4	1.4
Impact of LPT Reserve Adjustments	—	1.5	6.4	22.3
Impact of LPT Contingent Commission Adjustments	—	0.2	2.6	7.9
Total impact of the LPT on losses and LAE	2.7	4.8	17.5	40.1
Total losses and LAE reserve adjustments	$2.8	$4.1	$16.2	$36.1
Underwriting and Other Operating Expenses Ratio. The underwriting and other operating expenses ratio is the ratio of underwriting and other operating expenses to net premiums earned and measures an insurance company's operational efficiency in producing, underwriting, and administering its insurance business.
Underwriting and other operating expenses are those costs that we incur to underwrite and maintain the insurance policies we issue, excluding commission. These expenses include premium taxes and certain other general expenses that vary with, and are primarily related to, producing new or renewal business. Other underwriting expenses include policyholder dividends, changes in estimates of future write-offs of premiums receivable, general administrative expenses such as salaries and benefits, rent, office supplies, depreciation, and all other operating expenses not otherwise classified separately. Policy acquisition costs are variable based on premiums earned. Other operating costs are more fixed in nature and become a smaller percentage of net premiums earned as premiums increase.
Our underwriting and other operating expenses ratio decreased 0.8 percentage points for the three months ended September 30, 2015, compared to the same period of 2014, while our our underwriting and other operating expenses ratio remained unchanged year-over-year for the nine months ended September 30, 2015. The amount of our underwriting and other operating expenses decreased 0.9% and 0.7% for the three and nine months ended September 30, 2015, respectively, compared to the same periods of 2014. During the three months ended September 30, 2015 our professional services fees decreased $0.9 million, partially offset by a $0.6 million increase in our bad debt allowance, compared to the same period of 2014. During the nine months ended September 30, 2015 our compensation related expenses decreased $1.4 million and our premium taxes and assessments decreased $1.0 million, partially offset by a $1.9 million increase in our bad debt allowance, compared to the same period of 2014.
Commission Expense Ratio. The commission expense ratio is the ratio of commission expense to net premiums earned and measures the cost of compensating agents and brokers for the business we have underwritten.
Commission expense includes direct commissions to our agents and brokers for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.
Our commission expense ratio decreased 0.3 and increased 0.4 percentage points, while our commission expense increased 1.9% and 2.6%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods of 2014. The increase in commission expense for the nine months ended September 30, 2015 was primarily due to an initiative that increased commission rates for certain preferred classes of business, and an accrual in the second quarter of 2015 related to our assigned risk business.
Income Tax Expense
Income tax expense was $5.9 million and $14.1 million for the three and nine months ended September 30, 2015, respectively, compared to $1.3 million and $4.6 million for the corresponding periods of 2014. The effective tax rates were 19.4% and 17.2% for the three and nine months ended September 30, 2015, respectively, compared to 7.9% and 6.0% for the same periods of 2014. The increases in income tax expense were primarily due to increases in our projected annual net income before taxes.

Liquidity and Capital Resources
Holding Company Liquidity
We are a holding company and our ability to fund our operations is contingent upon existing capital and the ability of our insurance subsidiaries to pay dividends up to the holding company. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws and regulations, including laws establishing minimum solvency and liquidity thresholds. We require cash to pay stockholder dividends, repurchase common stock, make interest and principal payments on our outstanding debt obligations, provide additional surplus to our insurance subsidiaries, and fund our operating expenses.
The holding company had $62.5 million of cash and cash equivalents, short-term investments, and fixed maturity securities maturing within the next 24 months at September 30, 2015. A principal payment of $60 million on our Amended Credit Facility (described below) is payable on December 31, 2015. Total cash and investments at the holding company, excluding restricted cash, was $152.3 million at September 30, 2015. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, investments, and dividends from our insurance subsidiaries.
Operating Subsidiaries' Liquidity
The primary sources of cash for our insurance operating subsidiaries are funds generated from underwriting operations, investment income, maturities and sales of investments, and capital contributions from the holding company. The primary uses of cash are payments of claims and operating expenses, purchases of investments, and payments of dividends to the holding company, which are subject to state insurance laws and regulations.
Our insurance subsidiaries had $333.1 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at September 30, 2015. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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
Various state laws and regulations require us to hold securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $893.6 million and $783.9 million were on deposit at September 30, 2015 and December 31, 2014, respectively. These laws and regulations govern both the amount and types of fixed maturity securities that are eligible for deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers was $30.7 million and $31.2 million at September 30, 2015 and December 31, 2014, respectively.
Sources of Liquidity
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate. For additional information regarding our cash flows, see Item 1, Unaudited Consolidated Statements of Cash Flows.
The table below shows our net cash flows for the nine months ended:

	September 30,
	2015	2014
	(in millions)
Cash and cash equivalents provided by (used in):
Operating activities	$93.6	$136.4
Investing activities	(139.1)	(108.9)
Financing activities	(1.9)	(3.0)
(Decrease) Increase in cash and cash equivalents	$(47.4)	$24.5
Operating Cash Flows. Major components of net cash provided by operating activities for the nine months ended September 30, 2015 included net premiums received of $510.7 million and investment income received of $63.8 million. These were partially offset by claims payments of $314.9 million (net of $25.7 million recovered from reinsurers), underwriting and other operating expenses paid of $95.9 million (including premium taxes paid of $16.2 million), and commissions paid of $61.4 million.
Major components of net cash provided by operating activities for the nine months ended September 30, 2014 included net premiums received of $506.9 million and investment income received of $63.1 million. These were partially offset by claims payments of $279.1 million (net of $25.4 million recovered from reinsurers), underwriting and other operating expenses paid of $98.7 million (including premium taxes paid of $21.0 million), and commissions paid of $57.3 million.
Investing Cash Flows. The major components of net cash used in investing activities for the nine months ended September 30, 2015 and 2014 were the purchases of fixed maturity and equity securities, partially offset by proceeds from sales, maturities, and redemptions of investments.
Financing Cash Flows. The majority of cash used in financing activities for the nine months ended September 30, 2015 and 2014 was related to dividends paid to stockholders, partially offset by cash received related to the exercise of stock options.
Capital Resources
Our capital structure is comprised of outstanding debt and stockholders’ equity. As of September 30, 2015, our capital structure consisted of $60.0 million principal balance on our secured Amended Credit Facility (as defined below), $32.0 million in surplus notes maturing in 2034, and $918.4 million of stockholders’ equity, plus the Deferred Gain. Outstanding debt was 9.1% of total capitalization, including the Deferred Gain, as of September 30, 2015.
Outstanding Debt. In December 2010, we entered into the Third Amended and Restated Credit Agreement with Wells Fargo (Amended Credit Facility) under which we were provided with a: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. The Amended Credit Facility is secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $75.8 million and $74.6 million at September 30, 2015 and December 31, 2014, respectively. The Amended Credit Facility contains customary non-financial covenants and requires us to maintain 5% of the aggregate commitment amount of the line of credit in cash and cash equivalents at all times at the holding company. We are currently in compliance with all applicable covenants.
Contractual Obligations and Commitments. The following table identifies our long-term debt and contractual obligations as of September 30, 2015.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$17.6	$4.4	$7.5	$4.5	$1.2
Purchased liabilities	4.6	2.9	1.7	—	—
Notes payable(1)	119.4	61.7	2.9	2.9	51.9
Capital leases	1.0	0.4	0.6	—	—
Losses and LAE reserves (2)(3)	2,357.9	410.9	479.0	272.1	1,195.9
Total contractual obligations	$2,500.5	$480.3	$491.7	$279.5	$1,249.0

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of September 30, 2015. The interest rates range from 1.9% to 4.6%.

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

(3)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which are as follows for each of the periods presented above:

	Recoveries By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables for unpaid losses	$(634.8)	$(31.7)	$(60.3)	$(56.2)	$(486.6)

Investments
The cost or amortized cost of our investment portfolio was $2.4 billion and the fair value was $2.5 billion as of September 30, 2015.
We employ an investment strategy that emphasizes asset quality and considers the durations of fixed maturity securities against anticipated claim payments and expenditures, other liabilities, and liquidity needs. Our investment portfolio is structured so that investments mature periodically in reasonable relation to current expectations of future claim payments. Currently, we make claim payments from positive cash flow from operations and use excess cash to invest in operations, invest in marketable securities, return capital to our stockholders, and fund growth.
As of September 30, 2015, our investment portfolio, which is classified as available-for-sale, consisted of 91.4% fixed maturity securities whose fair values may fluctuate due to interest rate changes. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.2 at September 30, 2015. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "AA-." Our fixed maturity securities portfolio had a weighted average quality of "AA-" as of September 30, 2015, with 58.3% of the portfolio rated "AA" or better, based on market value.
We carry our portfolio of equity securities on our balance sheet at fair value. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. Equity securities represented 7.8% of our investment portfolio at September 30, 2015.
Given current economic uncertainty and continuing market volatility, we believe that our current asset allocation best meets our strategy to preserve capital for policyholders, to provide sufficient income to support insurance operations, and to effectively grow book value over a long-term investment horizon.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average book yield, and the average tax equivalent yield based on the fair value of each category of invested assets as of September 30, 2015.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield
	(in millions, except percentages)
U.S. Treasuries	$145.2	5.7%	2.2%	2.2%
U.S. Agencies	37.9	1.5	3.7	3.7
States and municipalities	852.7	33.6	3.3	4.8
Corporate securities	909.4	35.8	3.1	3.1
Residential mortgage-backed securities	240.3	9.5	3.3	3.3
Commercial mortgage-backed securities	72.5	2.9	2.4	2.4
Asset-backed securities	62.3	2.5	0.9	0.9
Equity securities	199.1	7.8	4.7	6.2
Short-term investments	18.3	0.7	0.5	0.5
Total	$2,537.7	100.0%
Weighted average yield			3.2%	3.8%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of September 30, 2015 by credit rating category, using the lower of ratings assigned by Moody's Investor Services and/or Standard & Poor's.

Rating	Percentage of Total Estimated Fair Value
“AAA”	9.9%
“AA”	48.4
“A”	29.4
“BBB”	12.2
Below investment grade	0.1
Total	100.0%
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
Based on our reviews of fixed maturity and equity securities, we believe that we appropriately identified the declines in the fair values of our unrealized losses for the nine months ended September 30, 2015. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or maturity.
Based on reviews of the equity securities, the Company recognized a total impairment of $0.2 million in the fair value of five equity securities for the nine months ended September 30, 2015, as a result of the severity and duration of the change in fair value of the securities. The remaining unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers.
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
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of September 30, 2015, our fixed maturity securities portfolio had a duration of 4.2. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2014 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.
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

EMPLOYERS HOLDINGS, INC.

Date:	October 29, 2015	/s/ Douglas D. Dirks
Douglas D. Dirks
President and Chief Executive Officer
Employers Holdings, Inc.

Date:	October 29, 2015	/s/ Terry Eleftheriou
Terry Eleftheriou
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)