Form 10-K
period 2015-12-31
Employers Holdings, Inc.
filed 2016-02-19
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was $729,797,712.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	February 10, 2016
Common Stock, $0.01 par value per share	32,216,480 shares outstanding
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

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

PART I
Item 1. Business
General
Employers Holdings, Inc. (EHI) is a holding company incorporated in Nevada in 2005. Unless otherwise indicated, all references to “we,” “us,” “our,” the “Company” or similar terms refer to EHI together with its subsidiaries. We had 716 full-time employees at December 31, 2015 and our principal executive offices are located at 10375 Professional Circle in Reno, Nevada.
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
Strategy
Business Strategy
Our strategy is to pursue profitable growth opportunities across market cycles and maximize total investment returns within the constraints of prudent portfolio management. We pursue profitable growth opportunities by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-term relationships with independent insurance agencies, and developing important alternative distribution channels. We continue to execute a number of strategic initiatives, including: focusing on internal and customer facing business process excellence; emphasizing the settlement of open claims; diversifying our risk exposure across our markets; utilizing a three-company pricing platform; utilizing territorial multipliers in California; non-renewing under-performing business; and targeting profitable classes of business across all of our markets.
Capital Strategy
We believe that we have a strong capital position. We periodically reassess our capital needs to ensure an optimal use of capital consistent with our goal to create shareholder value over the long-term. Our capital strategy is focused on supporting our business operations by maintaining capital levels commensurate with our desired ratings from independent rating agencies, satisfying regulatory constraints and legal requirements, and sustaining a level of financial flexibility to prudently manage our business through insurance and economic cycles while allowing us to take advantage of investment opportunities, including mergers and acquisitions and related financings, as and when they arise.
We expect to return capital not needed for these purposes to our common stockholders in the form of dividends and common stock repurchases. We believe that, generally over time, the combination of dividends to common stockholders and common stock repurchases will not exceed operating income. The timing and actual numbers of shares that may be repurchased in the future will depend on a variety of factors, including our financial position, earnings, share price, corporate and regulatory requirements, and other market and economic conditions. Additional information regarding our capital is set forth under “Part II, Item 7–Liquidity and Capital Resources.”
Description of Business
We are a specialty provider of workers' compensation insurance focused on select small businesses in low to medium hazard industries. We employ a disciplined, conservative underwriting approach designed to individually select specific types of businesses, predominantly those in the lowest four of the seven workers' compensation insurance industry defined hazard groups, that we believe will have fewer and less costly claims relative to other businesses in the same hazard groups. Workers' compensation is provided for under a statutory system wherein most employers are required to provide coverage for their employees' medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We operate as a single reportable segment and conduct operations in 33 states and the District of Columbia, with a concentration in California, where over one-half of our business is generated. We had total assets of $3.8 billion at December 31, 2015 and 2014. The following table highlights key results of our operations for the last three years.

	Years Ended December 31,
	2015	2014	2013
	(in millions, except ratios)
Net premiums written	$689.3	$687.6	$678.5
Total revenues	752.1	773.5	723.5
Net income	94.4	100.7	63.8

Combined ratio(1)	94.1%	97.0%	103.9%
Impact of the Loss Portfolio Transfer Agreement (LPT Agreement)(2)	3.0	8.0	5.9
Combined ratio before the impact of the LPT Agreement(2)	97.1%	105.0%	109.8%

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
We utilize an outcome-based medical network that incorporates predictive analytics to identify medical providers who achieve superior clinical outcomes for our injured workers that allows us to optimize our provider network and enhance the quality of care. We have also implemented a proactive pharmacy benefit management program that, along with our outcome based medical network, focuses on reducing claims costs and accelerating injured workers' return to work.
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

The following table sets forth our in-force premiums by hazard group and as a percentage of our total in-force premiums as of December 31:

Hazard Group	2015	Percentage of 2015 Total	2014	Percentage of 2014 Total	2013	Percentage of 2013 Total
	(in millions, except percentages)
A	$159.6	25.8%	$165.6	26.4%	$146.2	23.7%
B	159.2	25.7	159.3	25.4	130.0	21.1
C	203.5	32.8	207.5	33.0	239.5	38.8
D	86.0	13.9	82.6	13.2	80.9	13.1
E	9.7	1.6	11.0	1.7	18.6	3.0
F	1.4	0.2	1.8	0.3	2.1	0.3
G	0.1	<0.1	0.1	<0.1	0.1	<0.1
Total	$619.5	100.0%	$627.9	100.0%	$617.4	100.0%
In-force premiums for our top ten types of insureds and as a percentage of our total in-force premiums as of December 31, 2015 were as follows:

Employer Classifications	In-force Premiums	Percentage of Total
	(in millions, except percentages)
Restaurants	$157.9	25.5%
Automobile Service or Repair Shops	50.5	8.2
Hotels, Motels, and Clubs	47.2	7.6
Dentists, Optometrists, and Physicians	34.1	5.5
Gasoline Stations	23.9	3.9
Real Estate Management	21.4	3.5
Wholesale Stores	20.6	3.3
Schools – Colleges and Religious Organizations	16.3	2.6
Apparel Manufacturing	16.2	2.6
Groceries and Provisions	15.3	2.5
Total	$403.4	65.2%
We currently write business in 33 states and the District of Columbia. Our business is concentrated in California, which makes the results of our operations more dependent on the trends that are unique to that state and that may differ from national trends. State legislation, local competition, economic and employment trends, and workers' compensation medical costs trends can be material to our financial results.
As of December 31, 2015, our policyholders had average annual in-force premiums of $7,332. We are not dependent on any single policyholder and the loss of any single policyholder would not have a material adverse effect on our business.
Our in-force premiums and number of policies in-force were as follows as of December 31:

	2015		2014		2013
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$352.2	44,080	$370.8	47,093	$367.8	48,032
Other	267.3	40,416	257.1	38,209	249.6	36,024
Total	$619.5	84,496	$627.9	85,302	$617.4	84,056
From 2013 through 2015, our total in-force premiums and number of policies in-force have remained relatively flat, while in-force premiums and policy count in California decreased 4.2% and 8.2%, respectively, reflecting our efforts to continue to diversify and grow our business in profitable markets. We cannot be certain how these trends will ultimately impact our consolidated financial position and results of operations.
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
Our net rate (total in-force premiums divided by total insured payroll exposure) increased 0.7%, 11.2%, and 12.9% in California during the years ended December 31, 2015, 2014, and 2013, respectively. Net rate is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures. Pricing in California reflects changes to schedule rating, filed rates, and experience modifiers. We began leveraging territorial multipliers and multiple insurance subsidiaries, each with different rate filings, to provide additional pricing options in California for policies incepting on or after June 1, 2014.
Losses and LAE Reserves and Loss Development
We are directly liable for losses and LAE under the terms of the insurance policies our insurance subsidiaries write. Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to us, and our payment of that loss. Loss reserves are reflected on our consolidated balance sheets under the line item caption “Unpaid losses and loss adjustment expenses.” Estimating reserves is a complex process that involves a considerable degree of judgment by management and is inherently uncertain. Loss reserve estimates represent a significant risk to our business, which we attempt to mitigate by frequently and routinely reviewing loss cost trends.
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
The following tables show changes in the historical loss reserves, on a gross basis and net of reinsurance, at December 31 for each of the 10 years prior to 2015 for EICN and ECIC, and for each of the years ended December 31, 2008 through December 31, 2014 for EPIC and EAC. This information is presented on a GAAP basis and the paid and reserve data is presented on a calendar year basis.
The top line of each table shows the net and gross reserves for unpaid losses and LAE recorded at each year-end. Such amounts represent an estimate of unpaid losses and LAE occurring in that year as well as future payments on claims occurring in prior years. The upper portion of these tables (net and gross cumulative amounts paid, respectively) presents the cumulative amounts paid during subsequent years on those losses for which reserves were carried as of each specific year. The lower portions (net and gross reserves re-estimated, respectively) show the re-estimated amounts of the previously recorded reserves based on experience as of the end of each succeeding year. The re-estimated amounts change as more information becomes known about the actual losses for which the initial reserve was carried. An adjustment to the carrying value of unpaid losses for a prior year will also be reflected in the adjustments for each subsequent year. The net and gross cumulative redundancy (deficiency) line represents the cumulative change in estimates since the initial reserve was established. It is equal to the difference between the initial reserve and the latest re-estimated reserve amount. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

	2005	2006	2007	2008	2009	2010	2011	2012(1)	2013(1)	2014	2015
Net reserves for losses and LAE	(in millions)
Originally estimated	$1,208.5	$1,209.7	$1,217.1	$1,430.1	$1,373.2	$1,323.7	$1,331.5	$1,426.2	$1,587.4	$1,700.2	$1,719.3
Net cumulative amounts paid as of:
One year later	106.9	109.1	127.9	214.5	206.7	218.6	225.5	261.7	319.7	355.2
Two years later	175.5	186.0	219.5	342.2	361.0	371.1	390.5	456.5	558.7
Three years later	229.9	249.1	295.6	449.9	472.8	485.6	515.1	610.8
Four years later	279.4	302.9	354.9	532.1	557.8	577.0	619.4
Five years later	321.1	345.8	405.6	598.5	628.9	656.4
Six years later	354.8	384.5	448.1	656.1	692.1
Seven years later	384.9	417.6	484.7	708.4
Eight years later	412.2	447.6	521.3
Nine years later	437.3	475.9
Ten years later	459.8
Net reserves re-estimated as of:
One year later	1,101.4	1,149.6	1,151.2	1,378.8	1,359.0	1,324.8	1,333.3	1,433.2	1,592.0	1,693.1
Two years later	1,049.6	1,085.4	1,100.7	1,352.0	1,340.4	1,313.1	1,334.0	1,429.8	1,603.8
Three years later	1,004.6	1,035.0	1,079.9	1,320.0	1,324.8	1,312.3	1,329.6	1,428.7
Four years later	970.7	1,010.4	1,046.6	1,303.0	1,305.2	1,302.5	1,305.2
Five years later	949.4	973.9	1,038.7	1,277.7	1,291.3	1,258.7
Six years later	917.8	962.8	1,004.4	1,263.7	1,235.2
Seven years later	907.6	921.9	987.2	1,199.6
Eight years later	869.8	904.1	927.3
Nine years later	849.8	837.1
Ten years later	786.0
Net cumulative redundancy (deficiency):	422.5	372.6	289.8	230.5	138.0	65.0	26.3	(2.5)	(16.4)	7.1	—
Gross reserves - December 31	2,350.0	2,307.8	2,269.7	2,506.5	2,425.7	2,279.7	2,272.4	2,231.5	2,330.5	2,369.7	2,347.5
Reinsurance recoverable, gross	1,141.5	1,098.1	1,052.6	1,076.4	1,052.5	956.0	940.8	805.4	743.1	669.5	628.2
Net reserves - December 31	1,208.5	1,209.7	1,217.1	1,430.1	1,373.2	1,323.7	1,331.5	1,426.2	1,587.4	1,700.2	1,719.3
Gross re-estimated reserves	1,716.5	1,726.2	1,782.0	2,073.3	2,067.9	2,030.9	2,038.5	2,128.5	2,279.8	2,342.5	2,347.5
Re-estimated reinsurance recoverables	930.6	889.1	854.7	873.7	832.7	772.3	733.4	699.9	676.1	649.5	628.2
Net re-estimated reserves	785.9	837.1	927.3	1,199.6	1,235.2	1,258.6	1,305.1	1,428.6	1,603.7	1,693.0	1,719.3

Gross reserves for losses and LAE
Originally estimated	2,350.0	2,307.8	2,269.7	2,506.5	2,425.7	2,279.7	2,272.4	2,231.5	2,330.5	2,369.7	2,347.5
Gross cumulative amounts paid as of:
One year later	152.0	152.9	170.6	258.4	269.8	260.8	263.6	296.9	355.4	386.3
Two years later	264.4	272.5	304.1	449.2	466.4	451.4	463.7	527.3	625.5
Three years later	361.5	377.5	422.9	599.2	616.2	601.0	624.0	712.7
Four years later	453.0	473.8	522.3	719.4	736.3	728.1	759.4
Five years later	537.2	557.0	609.8	821.0	843.2	838.6
Six years later	611.1	632.5	686.1	914.3	937.4
Seven years later	677.5	699.3	754.2	997.6
Eight years later	738.7	760.9	819.8
Nine years later	795.4	817.5
Ten years later	846.1
Gross reserves re-estimated as of:
One year later	2,233.1	2,233.2	2,200.7	2,470.7	2,373.5	2,299.7	2,164.6	2,196.1	2,282.7	2,342.5
Two years later	2,170.3	2,162.7	2,148.4	2,405.8	2,370.6	2,178.1	2,123.4	2,139.2	2,279.8
Three years later	2,119.8	2,110.6	2,110.2	2,386.4	2,245.5	2,136.2	2,067.7	2,128.5
Four years later	2,084.9	2,074.5	2,094.1	2,260.0	2,185.5	2,076.4	2,038.5
Five years later	2,053.9	2,050.2	1,983.2	2,194.8	2,122.7	2,030.9
Six years later	2,027.7	1,936.4	1,906.2	2,132.8	2,067.9
Seven years later	1,918.3	1,857.2	1,840.9	2,073.3
Eight years later	1,846.3	1,791.6	1,782.0
Nine years later	1,778.9	1,726.2
Ten years later	1,716.5
Gross cumulative redundancy:	$633.5	$581.6	$487.7	$433.2	$357.8	$248.8	$233.9	$103.0	$50.7	$27.2	$—

(1)	The net cumulative deficiency for the 2013 and 2012 accident years included $(3.2) million and $(2.9) million, respectively, related to assigned risk business.

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
Excess of Loss Reinsurance
Our current reinsurance program applies to all covered losses occurring between 12:01 a.m. July 1, 2015 and 12:01 a.m. July 1, 2016. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in five layers of coverage. Our reinsurance coverage is $193.0 million in excess of our $7.0 million retention on a per occurrence basis, subject to certain exclusions. We are solely responsible for any losses we suffer above $200.0 million except those covered by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (TRIPRA of 2015). See "—Terrorism Risk Insurance Program." Covered losses which occur prior to expiration or cancellation of the agreement continue to be obligations of the subscribing reinsurers, subject to the other conditions in the agreement. The subscribing reinsurers may terminate the agreement only for our breach of the obligations of the agreement. We are responsible for the losses if the subscribing reinsurer cannot or refuses to pay.
The agreement includes certain exclusions for which our subscribing reinsurers are not liable for losses, including but not limited to losses arising from the following: reinsurance assumed by us under pooling arrangements; financial guarantee and insolvency; certain nuclear risks; liability as a member, subscriber, or reinsurer of any pool, syndicate, or association, but not assigned risk plans; liability arising from participation or membership in any insolvency fund; loss or damage caused by war other than acts of terrorism or civil commotion; workers' compensation business covering persons employed in Minnesota; and any loss or damage caused by any act of terrorism involving biological, chemical, nuclear, or radioactive pollution or contamination. Our underwriting guidelines generally require that insured risks fall within the coverage provided in the reinsurance program. Executive review and approval would be required if we were to write risks outside the reinsurance program.
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
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775.0 million in cash. The LPT Agreement, which ceded to the reinsurers substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2.0 billion, excluding losses for burial and transportation expenses. The estimated remaining liabilities subject to the LPT Agreement were approximately $498.0 million and $534.8 million, as of December 31, 2015 and 2014, respectively (See Note 10 in the Notes to our Consolidated Financial Statements). Losses and LAE paid with respect to the LPT Agreement totaled approximately $695.2 million and $668.4 million through December 31, 2015 and 2014, respectively.
The reinsurers agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. The LPT Agreement required each reinsurer to place assets supporting the payment of claims by them in a trust that requires collateral be held at a specified level. The level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we may require the reinsurers to contribute additional assets to maintain the required minimum level of collateral. The value of these assets as of December 31, 2015 and 2014 was $1.4 billion and $1.5 billion, respectively.
The reinsurers currently party to the LPT Agreement are ACE Bermuda Insurance Limited, XL Re Limited, and National Indemnity Company. The contract provides that during the term of the agreement all reinsurers need to maintain a rating of not less than

“A-” (Excellent) as determined by A.M. Best. Currently, each of the reinsurers party to the LPT Agreement has a rating that satisfies this requirement.
We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain was recorded as a liability on our consolidated balance sheet as Deferred Gain. We are also entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement. As of December 31, 2015, our estimate of ultimate expected contingent profit commission was $65.6 million, of which $36.4 million has been settled as of December 31, 2015.
Recoverability of Reinsurance
Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance; however, it does not discharge the ceding company from its primary liability to its policyholders in the event the reinsurer cannot or refuses to pay its obligations under such reinsurance. We monitor the financial strength of our reinsurers and do not believe that we are currently exposed to any material credit risk through our reinsurance arrangements because our reinsurance is recoverable from large, well-capitalized reinsurance companies. At December 31, 2015, $1.4 billion was in trust accounts for reinsurance related to the LPT Agreement and an additional $3.7 million, not related to the LPT Agreement, was collateralized by cash or letters of credit.
The following table provides certain information regarding our ceded reinsurance recoverables for losses and LAE as of December 31, 2015.

Reinsurer	A.M. Best Rating(1)	Total Losses and LAE Paid	Total Unpaid Losses and LAE	Total
		(in millions)
ACE Bermuda Insurance Limited	A++	$0.7	$49.8	$50.5
American Healthcare Indemnity Company	B++	—	2.5	2.5
Aspen Insurance UK Limited	A	—	6.5	6.5
Everest Reinsurance Company	A+	—	1.8	1.8
Finial Reinsurance	A-	0.2	5.3	5.5
Hannover Ruck SE	A+	0.1	17.3	17.4
Lloyd's Syndicates	A	0.1	48.7	48.8
Markel Bermuda Limited	A	—	2.4	2.4
Munich Reinsurance America, Inc	A+	0.1	6.8	6.9
National Indemnity Company	A++	3.7	273.9	277.6
National Union Fire Insurance Co of Pittsburgh	A	—	1.5	1.5
Partner Reinsurance Europe SE	A	—	1.4	1.4
ReliaStar Life Insurance Company	A	0.1	1.7	1.8
Safety National Casualty Corporation	A+	—	2.4	2.4
St Paul Fire & Marine Insurance Company	A++	—	4.3	4.3
Swiss Reinsurance America Corporation	A+	0.1	13.1	13.2
Tokio Marine America Insurance Company (TMAIC) (US)	A++	—	8.1	8.1
XL Re Limited	A	2.3	174.3	176.6
All Other	Various	0.3	6.4	6.7
Total		$7.7	$628.2	$635.9

(1)	A.M. Best's highest financial strength ratings for insurance companies are “A++” and “ A+” (Superior), “A” and “A-” (Excellent),
and "B++" and "B+" (Good).
We review the aging of our reinsurance recoverables on a quarterly basis. At December 31, 2015, 0.1% of our reinsurance recoverables on paid losses were greater than 90 days overdue.
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
The workers' compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from terrorism or nuclear, biological, chemical, or radiological attacks. In addition, we are not able to limit our losses arising from any one catastrophe or from any one claimant. Our reinsurance policies exclude coverage for losses arising out of nuclear, biological, chemical, or radiological attacks. Under TRIPRA of 2015, federal protection may be provided to the insurance industry for certain acts of foreign and domestic terrorism, including nuclear, biological, chemical, or radiological attacks.
The impacts of any future terrorist acts are unpredictable, and the ultimate impact on our insurance subsidiaries, if any, of losses from any future terrorist acts will depend upon their nature, extent, location, and timing. We monitor the geographic concentration of our policyholders to help mitigate the risk of loss from terrorist acts.
Investments
As of December 31, 2015, the total amortized cost of our investment portfolio was $2.4 billion and the fair value of the portfolio was $2.5 billion. These investments provide a source of income, which may fluctuate with changes in interest rates and our current investment strategies that may also impact the fair value of our portfolio. Our investment strategy balances consideration of duration, yield, and credit risk.
We seek to maximize total investment returns within the constraints of prudent portfolio management. The asset allocation is reevaluated by management and reviewed by the Finance Committee of the Board of Directors on a quarterly basis. We employ Conning Inc. (Conning) as our independent investment manager. Conning follows our written investment guidelines based upon strategies approved by our Board of Directors. We also utilize Conning's investment advisory services. These services include investment accounting and portfolio modeling using Dynamic Financial Analysis (DFA). The DFA tool is utilized in developing a tailored set of portfolio targets and objectives, which in turn, are considered when constructing an optimal portfolio.
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
We had 5,123 independent agencies that marketed and sold our insurance products at December 31, 2015. Independent agencies generated 75.8%, 76.2%, and 76.7% of in-force premiums at December 31, 2015, 2014, and 2013, respectively, and our largest agency generated 1.0% of in-force premiums at each of December 31, 2015, 2014, and 2013.
Alternative Distribution Channels
We have developed and continue to add to important distribution channels for our products and services that serve as an alternative to our strong independent agency distribution channel. These alternative distribution channels utilize partnerships and alliances with entities such as payroll companies and health care and property and casualty insurers for which we provide workers’ compensation insurance coverage. Our small business, low to medium hazard workers’ compensation insurance products are jointly offered and marketed with and through our partners and alliances.
Alternative distribution channels generated 23.9%, 23.6%, and 23.0% of our in-force premiums as of December 31, 2015, 2014, and 2013, respectively.
In 2015, a concentration of our business was generated by ADP. ADP is the largest payroll services provider in the United States servicing small and medium-sized businesses. As part of its services, ADP sells our workers' compensation insurance product along with its payroll and accounting services through its insurance agency and field sales staff primarily to small businesses. ADP generated 11.5%, 11.3%, and 10.7% of our in-force premiums as of December 31, 2015, 2014, and 2013, respectively. The majority of this business is written through ADP's small business unit, which has accounts of 1 to 50 employees. We pay ADP fees that are a percentage of premiums received for services provided through the ADP program.
Our relationship with ADP is non-exclusive; however, we believe we are a key partner of ADP for our selected markets and classes of business. Our agreement with ADP may be terminated at any time by either party without cause upon 120 days notice.

Competition and Market Conditions
The insurance industry is highly competitive, and there is significant competition in the national workers' compensation industry that is based on price and quality of services. We compete with other specialty workers' compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, self-insurance funds, and state insurance pools. Many of our competitors are significantly larger, are more widely known, and/or possess considerably greater financial resources. Our primary competitors in California are AmTrust Financial Services, Inc., Berkshire Hathaway Homestate Companies, California State Compensation Insurance Fund, The Hartford Financial Services Group, Inc., ICW Group, and Travelers Insurance Group Holdings, Inc.
The workers' compensation sector continued to see average medical and indemnity claims costs increase, while the industry overall saw a decline in claim frequency in 2014, the most recent year for which industry data is available. We continue to have concerns related to the volatility and uncertainty in the financial markets and economic conditions generally.
In California, the Workers' Compensation Insurance Rating Bureau (WCIRB) reported indemnity claim frequency for accident years 2013 and 2014 continued to increase, contrary to the trends observed in other states. The WCIRB attributed the elevated claim frequency in 2013 and 2014 to late reported claims, cumulative trauma injuries, and claims from the Los Angeles Basin.
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
Detailed annual and quarterly financial statements, prepared in accordance with statutory accounting principles (SAP), and other reports are required to be filed with the insurance regulator in each of the states in which we are licensed to transact business. The California Department of Insurance (California DOI), Florida Office of Insurance Regulation (Florida OIR), and Nevada Division of Insurance (Nevada DOI) periodically examine the statutory financial statements of their respective domiciliary insurance companies. In 2015, the California DOI and Nevada DOI completed financial examinations for ECIC and EICN, respectively. There were no material findings. The Florida OIR is in the process of completing its regularly scheduled exams of EPIC and EAC.
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
Insurance Assessments. All of the states where our insurance subsidiaries are licensed to transact business require property and casualty insurers doing business within the state to pay various insurance assessments. We accrue a liability for estimated insurance assessments as direct premiums are written, losses are recorded, or as other events occur in accordance with various states' laws and regulations, and defer these costs and recognize them as an expense as the related premiums are earned. Various mechanisms exist in some of these states for assessed insurance companies to recover certain assessments. Additional information regarding insurance assessments is set forth in Note 12 in the Notes to our Consolidated Financial Statements.
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
Under the Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These risk-based capital (RBC) requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model, known as the “Authorized Control Level” of RBC. At December 31, 2015, each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements.
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
Several factors contribute to the inherent uncertainty in establishing estimated losses, including the length of time to settle long-term, severe cases, claim cost inflation (deflation) trends, and uncertainties in the long-term outcome of legislative reforms. Judgment is required in applying actuarial techniques to determine the relevance of historical payment and claim settlement patterns under current facts and circumstances. In certain states, we have a relatively short operating history and must rely on a combination of industry experience and our specific experience regarding claims emergence and payment patterns, medical cost inflation, and claim cost trends, adjusted for future anticipated changes in claims-related and economic trends, as well as regulatory and legislative changes, to establish our best estimate of reserves for losses and LAE. As we receive new information and update our assumptions over time regarding the ultimate liability, our loss reserves may prove to be inadequate to cover our actual losses, and we have in the past made, and may in the future make, adjustments to our reserves based on a number of factors. Any changes in these estimates could be material and could have an adverse effect on our results of operations and financial condition during the period the changes are made.
The insurance business is subject to extensive regulation and legislative changes, which impact the manner in which we operate our business.
Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, most significantly by the insurance regulators in California, Florida, and Nevada, the states in which our insurance subsidiaries are domiciled. As of December 31, 2015, over one-half of our in-force premiums were generated in California. Accordingly, we are particularly affected by regulation in California. The passage of any form of rate regulation in California could impair our ability to operate profitably in California, and any such impairment could have a material adverse effect on our financial condition and results of operations.
More generally, insurance regulators have broad regulatory powers designed to protect policyholders and claimants, and not stockholders or other investors. Regulations vary from state to state, but typically address or include:

•	standards of solvency, including RBC measurements;

•	restrictions on the nature, quality, and concentration of investments;

•	restrictions on the types of terms that we can include in the insurance policies we offer;

•	mandates that may affect wage replacement and medical care benefits paid under the workers' compensation system;

•	requirements for the handling and reporting of claims and procedures for adjusting claims;

•	restrictions on the way rates are developed and premiums are determined;

•	the manner in which agents may be appointed;

•	establishment of liabilities for unearned premiums, unpaid losses and LAE;

•	limitations on our ability to transact business with affiliates;

•	mergers, acquisitions, and divestitures involving our insurance subsidiaries;

•	licensing requirements and approvals that affect our ability to do business;

•	compliance with all applicable privacy laws;

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
Federal legislation typically does not directly impact our workers' compensation business, but our business can be indirectly affected by changes in healthcare, occupational safety and health, and tax and financial regulations. Since healthcare costs are the largest component of our loss costs, we may be impacted by changes in healthcare legislation, such as the ongoing implementation of the Affordable Care Act, which could affect healthcare costs and delivery in the future. There is also the possibility of federal regulation of insurance.
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
Our business is concentrated in California, where we generated 57% of our in-force premiums as of December 31, 2015. Accordingly, the loss environment and unfavorable business, economic, demographic, natural perils, competitive, and regulatory conditions in California could negatively impact our business.
Many California businesses are dependent on tourism revenues, which are, in turn, dependent on a robust economy. A downturn in the national economy or the economy of California, or any other event that causes deterioration in tourism, could adversely impact small businesses, such as restaurants, that we have targeted as customers. The departure from California or insolvency of a significant number of small businesses could also have a material adverse effect on our financial condition and results of operations. California is also exposed to climate and environmental changes, natural perils such as earthquakes, and susceptible to the possibility of pandemics or terrorist acts. Accordingly, we could suffer losses as a result of catastrophic events in this state. Additionally, the workers' compensation industry has seen an increase in claims litigation in California. Because of the concentration of our business in California, we may be exposed to losses and business, economic, and regulatory risks or risk from natural perils that are greater than the risks associated with companies with greater geographic diversification.
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
We rely on our relationship with our principal distribution partner.
We have an agreement with our principal distribution partner, ADP, to market and service our insurance products through its sales forces and insurance agencies. ADP generated 11.5% of our total in-force premiums as of December 31, 2015. Our agreement with ADP is not exclusive, and ADP may terminate the agreement without cause upon 120 days notice. The termination of this agreement, our failure to maintain a good relationship with ADP, or its failure to successfully market our products may materially reduce our revenues and could have a material adverse effect on our results of operations. In addition, we are subject to the risk that ADP may face financial difficulties, reputational issues, or problems with respect to its own products and services, which may lead to decreased sales of our products and services. Moreover, if ADP consolidates or aligns itself with another company or changes its products that are currently offered with our workers' compensation insurance products, we may lose business or suffer decreased revenues.
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
Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. Our insurance subsidiaries are currently assigned a group letter rating of “A-” (Excellent) by A.M. Best, which is the rating agency that we believe has the most influence on our business. This rating is assigned to companies that, in the opinion of A.M. Best, have demonstrated an excellent overall performance when compared to industry standards. A.M. Best considers “A-” (Excellent) rated companies to have an excellent ability to meet their ongoing obligations to policyholders. This rating does not refer to our ability to meet non-insurance obligations.
The financial strength ratings of A.M. Best and other rating agencies are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Insurance financial strength ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors or as a recommendation to buy, hold, or sell securities. Our competitive position relative to other companies is determined in part by our financial strength rating. A reduction in our A.M. Best rating could adversely affect the amount of business we could write, as well as our relationships with independent agents and brokers and our principal distribution partners, reinsurers, and other business partners.
A.M. Best is in the process of making revisions to its capital adequacy model, which is expected to be completed in late 2016, which could increase the capital and other requirements employed in their models for maintenance of certain rating levels. Additionally, A.M. Best may increase the frequency and scope of their reviews, and request additional information from the companies that they rate, including additional information regarding the valuation of investment securities held. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies.
If we are unable to obtain reinsurance or collect on ceded reinsurance, our ability to write new policies and to renew existing policies could be adversely affected and our financial condition and results of operations could be materially adversely affected.
At December 31, 2015, we had $635.9 million of reinsurance recoverables for paid and unpaid losses and LAE, of which $7.7 million was due to us on paid claims.
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
On January 1, 2000, EICN assumed all of the assets, liabilities, and operations of the Fund, including losses incurred by the Fund prior to such date. EICN also assumed the Fund's rights and obligations associated with the LPT Agreement that the Fund entered into with third party reinsurers with respect to its losses incurred prior to July 1, 1995, see “Item 1 –Business –Reinsurance –LPT Agreement.” We could be liable for all of those losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers party to such transaction. As of December 31, 2015, the estimated remaining liabilities subject to the LPT Agreement were $498.0 million. If we are unable to collect on these reinsurance recoverables, our financial condition and results of operations could be materially adversely affected.
The reinsurers under the LPT Agreement agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. Accordingly, if the Nevada legislature were to increase the benefits payable for the pre-July 1, 1995 claims, we would be responsible for the increased benefit costs to the extent of the legislative increase. If the credit rating of any of the third party reinsurers that are party to the LPT Agreement were to fall below ''A-'' (Excellent) as determined by A.M. Best or one of the reinsurers becomes insolvent, we would be responsible for replacing any such reinsurer or would be liable for the claims that otherwise would have been transferred to such reinsurer. For example, in 2002, the rating of one of the original reinsurers under the LPT Agreement, Gerling Global International Reinsurance Company Ltd. (Gerling), dropped below the mandatory ''A-'' (Excellent) rating to ''B+'' (Good). Accordingly, we entered into an agreement to replace Gerling with National Indemnity Company at a cost to us of $33.0 million. We can give no assurance that circumstances requiring us to replace one or more of the current reinsurers under the LPT Agreement will not occur in the future, that we will be successful in replacing such reinsurer or reinsurers in such circumstances, or that the cost of such replacement or replacements will not have a material adverse effect on our results of operations or financial condition.
The LPT Agreement also required the reinsurers to each place assets supporting the payment of claims by them in individual trusts that require that collateral be held at a specified level. The collateralization level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we can require the reinsurers to contribute additional assets to maintain the required minimum level. The value of these assets at December 31, 2015 was $1.4 billion. If the value of the collateral in the trusts drops below the required minimum level and the reinsurers are unable to contribute additional assets, we could be responsible for substituting a new reinsurer or paying those claims without the benefit of reinsurance. One of the reinsurers has collateralized its obligations under the LPT Agreement by placing shares of stock of a publicly held corporation, with a value of $1.3 billion at December 31, 2015, in a trust to secure the reinsurer's obligation of $273.9 million. The value of this collateral is subject to fluctuations in the market price of such stock. The other reinsurers have placed treasury and fixed maturity securities in trusts to collateralize their obligations.
Intense competition and the fact that we write only a single line of insurance could adversely affect our ability to sell policies at rates we deem adequate.
The market for workers' compensation insurance products is highly competitive. Competition in our business is based on many factors, including premiums charged, services provided, financial ratings assigned by independent rating agencies, speed of claims payments, reputation, policyholder dividends, perceived financial strength, and general experience. In some cases, our competitors offer lower priced products than we do. If our competitors offer more competitive premiums, policyholder dividends, or payment plans, services or commissions to independent agents, brokers, and other distributors, we could lose market share, have to reduce our premium rates, or increase commission rates, which could adversely affect our profitability. We compete with regional and national insurance companies, professional employer organizations, third-party administrators, self-insured employers, and state insurance funds. Our main competitors vary from state to state, but are usually those companies that offer a full range of services in underwriting, loss control, and claims. We compete on the basis of the services that we offer to our policyholders and on ease of doing business rather than solely on price.
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
EHI is a holding company that transacts substantially all of its business through operating subsidiaries. Its primary assets are the shares of stock of our insurance subsidiaries. The ability of EHI to meet its operating and financing cash needs depends on the surplus and earnings of our subsidiaries, and upon the ability of our insurance subsidiaries to pay dividends to EGI and, in turn, the ability of EGI to pay dividends to EHI.

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
Our insurance subsidiaries are domiciled in Florida, California, and Nevada. The insurance laws of these states generally require that any person seeking to acquire control of a domestic insurance company obtain the prior approval of the state's insurance commissioner. In Florida, "control" is generally presumed to exist through the direct or indirect ownership of 5% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In California and Nevada, "control" is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states in which we are licensed require pre-notification to the state's insurance commissioner of a change in control of a non-domestic insurance company licensed in those states. Because we have insurance subsidiaries domiciled in Florida, California, and Nevada, any transaction that would constitute a change in control of us would generally require the party acquiring control to obtain the prior approval of the insurance commissioners of these states and may require pre-notification of the change of control in these or other states in which we are licensed to transact business. The time required to obtain these approvals may result in a material delay of, or deter, any such transaction. These laws may discourage potential acquisition proposals or tender offers, and may delay, deter, or prevent a change of control, even if the acquisition proposal or tender offer is favorable to our stockholders.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are 79,533 square feet located in leased premises in Reno, Nevada. As of February 1, 2016, we leased 212,750 square feet of office space in 8 states. We believe that our existing office space is adequate for our current needs. We will continue to enter into or exit lease agreements to address future space requirements, as necessary.

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
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “EIG.” There were 1,080 holders of record as of February 10, 2016. High and low sales prices and cash dividends declared for the last two fiscal years were as follows:

	2015			2014
	Stock Price		Cash Dividends Declared	Stock Price		Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$27.22	$20.62	$0.06	$31.60	$18.91	$0.06
June 30	27.65	22.28	0.06	23.14	19.17	0.06
September 30	26.40	21.46	0.06	22.26	18.89	0.06
December 31	28.35	20.86	0.06	23.70	18.81	0.06
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
Issuer Purchases of Equity Securities
On February 16, 2016, the Board of Directors authorized a share repurchase program for up to $50.0 million of our common stock from February 22, 2016 through February 22, 2018 (the 2016 Program). We expect that shares of common stock may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2016 Program may be commenced, modified, or suspended from time-to-time without prior notice.
There were no unregistered sales or purchases of equity securities during the three months ended December 31, 2015.

Performance Graph
The following information compares the cumulative total return on $100 invested in the common stock of EHI, ticker symbol EIG, for the period commencing on December 31, 2010 and ending on December 31, 2015 with the cumulative total return on $100 invested in each of the Standard and Poor's 500 Index (S&P 500) and the Standard and Poor's 500 Property-Casualty Insurance Index (S&P P&C Insurance Index). The calculation of cumulative total return assumes the reinvestment of dividends. The following graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

Employers Holdings, Inc.
Cumulative Total Return Performance

	Period Ending
	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Employers Holdings, Inc.	$100.00	$105.05	$121.17	$188.07	$141.30	$165.65
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
S&P P&C Insurance Index	100.00	99.75	119.81	165.69	191.78	210.05

Item 6. Selected Financial Data
The following selected historical consolidated financial data should be read in conjunction with ''Item 7–Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations'' and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
Income Statement Data	(in millions, except per share amounts and ratios)
Revenues:
Net premiums earned	$690.4	$684.5	$642.3	$501.5	$363.4
Net investment income	72.2	72.4	70.8	72.4	80.1
Net realized (losses) gains on investments	(10.7)	16.3	9.5	5.0	20.2
Other income	0.2	0.3	0.9	0.3	0.5
Total revenues	752.1	773.5	723.5	579.2	464.2
Net income before income taxes	99.4	106.6	53.1	97.6	46.5
Income tax expense (benefit)	5.0	5.9	(10.7)	(9.3)	(2.1)
Net income	$94.4	$100.7	$63.8	$106.9	$48.6
Earnings per common share
Basic	$2.94	$3.19	$2.05	$3.40	$1.30
Diluted	2.90	3.14	2.00	3.37	1.30
Selected Operating Data
Gross premiums written(1)	$697.7	$697.7	$689.9	$580.3	$418.5
Net premiums written(2)	$689.3	$687.6	$678.5	$569.7	$410.0
Combined ratio(3)	94.1%	97.0%	103.9%	95.3%	114.0%
Net income before impact of the LPT Agreement(4)(5)(6)	$74.0	$45.7	$25.9	$7.0	$29.3
Earnings per common share before impact of the LPT Agreement(6)
Basic	$2.31	$1.45	$0.83	$0.22	0.79
Diluted	2.27	1.43	0.81	0.22	0.78
Cash dividends declared per common share	0.24	0.24	0.24	0.24	0.24

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data	(in millions)
Cash and cash equivalents	$56.6	$103.6	$34.5	$140.7	$252.3
Total investments	2,487.2	2,448.4	2,344.8	2,149.5	1,950.7
Reinsurance recoverable on paid and unpaid losses	635.9	680.2	751.1	814.9	951.5
Total assets	3,755.8	3,769.7	3,643.5	3,511.3	3,482.3
Unpaid losses and loss adjustment expense	2,347.5	2,369.7	2,330.5	2,231.5	2,272.4
Deferred reinsurance gain–LPT Agreement(4)(5)	189.5	207.0	249.1	281.0	366.0
Notes payable	32.0	92.0	102.0	112.0	122.0
Total liabilities	2,995.0	3,082.9	3,074.8	2,971.9	3,020.4
Total stockholders' equity	760.8	686.8	568.7	539.4	461.9
Other Financial Data
Total stockholders' equity including deferred reinsurance gain–LPT Agreement(4)(5)(7)	$950.3	$893.8	$817.8	$820.4	$827.9

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
The table below shows the reconciliation of net income to net income before impact of the LPT Agreement for the periods presented:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in millions)
Net income	$94.4	$100.7	$63.8	$106.9	$48.6
Less amortization of the Deferred Gain related to losses	9.5	11.2	12.9	15.4	17.1
Less amortization of the Deferred Gain related to contingent commission	1.9	1.9	1.7	1.6	1.1
Less impact of LPT Reserve Adjustments(a)	6.4	31.1	19.0	73.3	—
Less impact of LPT Contingent Commission Adjustments(b)	2.6	10.8	4.3	9.6	1.1
Net income before impact of the LPT Agreement	$74.0	$45.7	$25.9	$7.0	$29.3

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

(7)
We define Total stockholders' equity including the Deferred Gain as total equity plus the Deferred Gain. Total stockholders' equity including the Deferred Gain is not a measurement of financial position under GAAP and should not be considered in isolation or as an alternative to total equity or any other measure of financial health derived in accordance with GAAP.

We present Total stockholders' equity including the Deferred Gain because we believe that it is an important supplemental measure of financial position to be used by analysts, investors, and other interested parties in evaluating us. The LPT Agreement was a non-recurring transaction and the treatment of the Deferred Gain does not result in ongoing cash benefits or charges to our current operations and consequently we believe this presentation is useful in providing a meaningful understanding of our financial position.
The table below shows the reconciliation of Total stockholders' equity to Total stockholders' equity including the Deferred Gain for the periods presented:

	As of December 31,
	2015	2014	2013	2012	2011
	(in millions)
Total stockholders' equity	$760.8	$686.8	$568.7	$539.4	$461.9
Deferred Gain	189.5	207.0	249.1	281.0	366.0
Total stockholders' equity including the Deferred Gain	$950.3	$893.8	$817.8	$820.4	$827.9

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
Overview
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to select, small businesses in low to medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance in 33 states and the District of Columbia, with a concentration in California, where over one-half of our business is generated. Our revenues are primarily comprised of net premiums earned, net investment income, and net realized gains on investments.
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
Results of Operations
A primary measure of our performance is our ability to increase Adjusted stockholders' equity over the long-term. The following table shows a reconciliation of our stockholders' equity on a GAAP basis to our Adjusted stockholders' equity and the number of common shares outstanding.

	December 31,
	2015	2014
	(in millions, except share data)
GAAP stockholders' equity	$760.8	$686.8
Deferred reinsurance gain–LPT Agreement	189.5	207.0
Less: Accumulated other comprehensive income, net	83.6	106.9
Adjusted stockholders' equity(1)	$866.7	$786.9
Common shares outstanding	32,216,480	31,493,828

(1)
Adjusted stockholders' equity is a non-GAAP measure that is defined as total stockholders' equity plus the Deferred reinsurance gain–LPT Agreement (Deferred Gain), less Accumulated other comprehensive income, net. We believe that Adjusted stockholders' equity is an important supplemental measure of our capital position.

Overall, net income was $94.4 million, $100.7 million, and $63.8 million in 2015, 2014, and 2013, respectively and we recognized underwriting income (losses) of $40.4 million, $20.6 million, and $(24.9) million for the same periods, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned. Key factors that affected our financial performance during 2015 and 2014, each compared to the previous year, respectively, include:

•	Net premiums earned increased 1% and 7%;

•	Losses and LAE decreased 5% and 2%;

•	Underwriting and other operating expenses increased 5% and 3%;

•	Net realized (losses) gains on investments of $(10.7) million, $16.3 million, and $9.5 million in 2015, 2014, and 2013, respectively; and

•	Income tax expense was $5.0 million and $5.9 million in 2015 and 2014, respectively, while we had an income tax benefit of $10.7 million in 2013.
In 2015, we continued to execute a number of strategic initiatives, including: focusing on internal and customer facing business process excellence; emphasizing the settlement of open claims; diversifying our risk exposure across our markets; utilizing a three-company pricing platform; utilizing territorial multipliers in California; non-renewing under-performing business; and targeting profitable classes of business across all of our markets.

The following items were included in our 2015 results of operations: (1) favorable prior year accident year loss development of $7.2 million, including a $9.0 million favorable development on our voluntary business, partially offset by a $1.8 million unfavorable development on our assigned risk business, which decreased our losses and LAE by the same amount; (2) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $6.4 million cumulative adjustment to the Deferred Gain and reduced our losses and LAE by the same amount (LPT Reserve Adjustment); (3) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $2.6 million cumulative adjustment, which reduced our losses and LAE by the same amount (LPT Contingent Commission Adjustment); and (4) a reallocation of $56.3 million of reserves from non-taxable periods prior to January 1, 2000, which reduced our tax expenses by $15.3 million and reduced our effective tax rate by 15.4 percentage points. Collectively, these items increased net income by $31.5 million for the year ended December 31, 2015.
The following items were included in our 2014 results of operations: (1) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $31.1 million LPT Reserve Adjustment; (2) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $10.8 LPT Contingent Commission Adjustment; and (3) a reallocation of $13.1 million of reserves from non-taxable periods prior to January 1, 2000, which reduced our effective tax rate by 3.4 percentage points, or $3.6 million. Collectively, these items increased net income by $45.5 million for the year ended December 31, 2014.
The following items were included in our 2013 results of operations: (1) unfavorable prior accident year loss development of $6.9 million, including $5.0 million related to California loss reserves for the 2009 through 2011 accident years and $1.9 million related to our assigned risk business, which increased our losses and LAE by the same amount; (2) favorable development in the estimated reserves ceded under the LPT Agreement, which resulted in a $19.0 million LPT Reserve Adjustment; (3) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $4.3 million LPT Contingent Commission Adjustment; and (4) a reallocation of reserves from non-taxable periods prior to January 1, 2000, which reduced our effective tax rate by 13.9 percentage points, or $7.4 million. Collectively, these items increased net income by $23.8 million for the year ended December 31, 2013.
The comparative components of net income are set forth in the following table:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Gross premiums written	$697.7	$697.7	$689.9
Net premiums written	$689.3	$687.6	$678.5

Net premiums earned	$690.4	$684.5	$642.3
Net investment income	72.2	72.4	70.8
Net realized (losses) gains on investments	(10.7)	16.3	9.5
Other income	0.2	0.3	0.9
Total revenues	752.1	773.5	723.5

Losses and LAE	429.4	453.4	463.6
Commission expense	85.4	81.4	78.3
Underwriting and other operating expenses	135.2	129.1	125.3
Interest expense	2.7	3.0	3.2
Income tax expense (benefit)	5.0	5.9	(10.7)
Total expenses	657.7	672.8	659.7
Net income	$94.4	$100.7	$63.8
Less amortization of the Deferred Gain related to losses	9.5	11.2	12.9
Less amortization of the Deferred Gain related to contingent commission	1.9	1.9	1.7
Less impact of LPT Reserve Adjustments(1)	6.4	31.1	19.0
Less impact of LPT Contingent Commission Adjustments(2)	2.6	10.8	4.3
Net income before impact of the LPT Agreement(3)	$74.0	$45.7	$25.9

(1)
Any adjustment to the estimated reserves ceded under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is included in losses and LAE incurred in the Consolidated Statements of Comprehensive Income, such that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. (See Note 2 in the Notes to our Consolidated Financial Statements.)

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
Gross Premiums Written
Gross premiums written were $697.7 million, $697.7 million, and $689.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. During this period, overall premiums have remained relatively flat; however, certain strategic initiatives, including diversifying our risk exposure across our markets and non-renewing under-performing business, have resulted in premium declines in California, while premiums in other states grew.
Net Premiums Earned
Net premiums earned were $690.4 million, $684.5 million, and $642.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. The increase in 2015 was primarily related to increased final premium audit billings during the second half of 2015, while the increase in 2014 was primarily due to increasing policy count and higher net rate. Additionally, we saw an increase in premiums from renewals in the fourth quarter of 2015.
The following table shows the percentage change in our in-force premiums, policy count, average policy size, payroll exposure upon which our premiums are based, and net rate as of December 31, 2015 and 2014, respectively, overall and for California, where 57% of our premiums are generated:

	Percentage Change 2015 Over 2014			Percentage Change 2014 Over 2013
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	(1.3)%	(5.0)%	4.0%	1.7%	0.8%	3.0%
In-force policy count	(0.9)	(6.4)	5.8	1.5	(2.0)	6.1
Average in-force policy size	(0.4)	1.5	(1.7)	0.2	2.8	(2.9)
In-force payroll exposure	1.4	(5.7)	6.0	(2.1)	(9.3)	3.2
Net rate(1)	(2.7)	0.7	(1.9)	3.9	11.2	(0.2)

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
Net investment income was $72.2 million, $72.4 million, and $70.8 million for the years ended December 31, 2015, 2014, and 2013, respectively. The average pre-tax book yield on invested assets was 3.2%, 3.2%, and 3.4% at December 31, 2015, 2014, and 2013, respectively, while the tax-equivalent yield on invested assets was 3.8%, 3.8%, and 4.0% as of the same dates, respectively.

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
Net realized (losses) gains on investments were $(10.7) million, $16.3 million, and $9.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. Net realized losses on investments in 2015 were primarily the result of other-than-temporary impairments of certain equity securities during the fourth quarter due to the continued downturn in the energy sector. The higher net realized gains on investments for the year ended December 31, 2014 was primarily related to a re-balancing of our investment portfolio. Additional information regarding our Investments is set forth under “–Liquidity and Capital Resources–Investments” and Note 6 in the Notes to our Consolidated Financial Statements.
Combined Ratio
The combined ratio, a key measurement of underwriting profitability, is the sum of the loss and LAE ratio, the commission expense ratio, and underwriting and other operating expenses ratio. When the combined ratio is below 100%, we have recorded underwriting income, and conversely, when the combined ratio is greater than 100%, we have recorded an underwriting loss, and cannot be profitable without investment income. Because we only have one operating segment, holding company expenses are included in our calculation of the combined ratio, which increased the combined ratio by 2.0, 2.0, and 1.9 percentage points for the years ended December 31, 2015, 2014, and 2013, respectively.
The following table provides the calculation of our calendar year combined ratios.

	Years Ended December 31,
	2015	2014	2013
Loss and LAE ratio	62.2%	66.2%	72.2%
Underwriting and other operating expenses ratio	19.5	18.9	19.5
Commission expense ratio	12.4	11.9	12.2
Combined ratio	94.1%	97.0%	103.9%
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
Losses and LAE represents our largest expense item and includes claim payments made, amortization of the Deferred Gain, LPT Reserve Adjustments, LPT Contingent Commission Adjustments, estimates for future claim payments and changes in those estimates for current and prior periods, and costs associated with investigating, defending, and adjusting claims. The quality of our financial reporting depends in large part on accurately predicting our losses and LAE, which are inherently uncertain as they are estimates of the ultimate cost of individual claims based on actuarial estimation techniques.
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) continued to decrease year-over-year in 2015 and 2014; however, our loss experience indicates a slight upward movement in medical and indemnity costs per claim that are reflected in our current accident year loss estimates. In California, we experienced increased costs per claim associated with an increase in the number of cumulative trauma claims filed during 2015 and 2014, compared to 2013. Total claims costs have also been reduced by cost savings associated with increased claims settlement activity beginning in 2014 and continuing through 2015. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. We assume that increasing medical and indemnity cost trends will continue to impact our long-term claims costs and current accident year loss estimate, which may be offset by rate increases. Additional information regarding our reserves for losses and LAE is set forth under “–Critical Accounting Policies–Reserves for Losses and LAE.”
Overall, losses and LAE were $429.4 million, $453.4 million, and $463.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. The decreases from 2013 through 2015 were primarily due to a decrease in the current accident year loss estimate, partially offset by higher net premiums earned over that period. Additionally, there were favorable LPT Reserve Adjustments of $6.4 million, $31.1 million, and $19.0 million that decreased losses and LAE by those amounts for the years ended December 31, 2015, 2014, and 2013, respectively. In 2015, we had $7.2 million of favorable prior accident year loss development, which included $9.0 million of favorable prior accident year loss development on our voluntary risk business, which was partially offset by $1.8 million of unfavorable loss development related to our assigned risk business. Prior accident year loss development in 2014 was primarily related to our assigned risk business. Unfavorable prior accident year development in 2013 included $5.0 million related to California loss reserves for the 2009 through 2011 accident years and $1.9 million related to our assigned risk business. Our current accident year loss estimates were 66.2%, 73.6%, and 77.0% for the years ended December 31, 2015, 2014, and 2013, respectively. The decreasing trend in our current accident year loss estimates reflects the impact of key business initiatives, including: emphasizing the settlement of open claims; diversifying our risk exposure across our markets; non-renewing under-performing business; and targeting profitable classes of business across all of our markets.
Excluding the impact from the LPT Agreement, losses and LAE would have been $449.8 million, $508.4 million, and $501.5 million, or 65.2%, 74.3%, and 78.1% of net premiums earned, for the years ended December 31, 2015, 2014, and 2013, respectively.
The table below reflects losses and LAE reserve adjustments and the impact of the LPT on net income before taxes.

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Prior accident year favorable (unfavorable) development, net	$7.2	$(4.6)	$(7.0)
Amortization of the Deferred Gain related to losses	$9.5	$11.2	$12.9
Amortization of the Deferred Gain related to contingent commission	1.9	1.9	1.7
Impact of LPT Reserve Adjustments	6.4	31.1	19.0
Impact of LPT Contingent Commission Adjustments	2.6	10.8	4.3
Total impact of the LPT	20.4	55.0	37.9
Total losses and LAE reserve adjustments	$27.6	$50.4	$30.9
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
Our underwriting and other operating expenses ratio was 19.5%, 18.9%, and 19.5%, and our underwriting and other operating expenses were $135.2 million, $129.1 million, and $125.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. During the year ended December 31, 2015, our bad debt allowance increased $2.8 million, our compensation-related expenses increased $1.5 million, professional fees increased $1.2 million, and IT expense increased $0.9 million, partially offset by a $0.8 million decrease in our premium taxes and assessments, compared to 2014. During the year ended December 31, 2014, premium taxes and assessments increased $1.6 million as net premiums earned increased, professional fees increased $1.0 million, and policyholder dividends increased $0.8 million, compared to 2013.
Commission Expense Ratio. The commission expense ratio is the ratio of commission expense to net premiums earned and measures the cost of compensating agents and brokers for the business we have underwritten.
Commission expense includes direct commissions to our agents and brokers for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.

Our commission expense ratio was 12.4%, 11.9%, and 12.2%, and our commission expense was $85.4 million, $81.4 million, and $78.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. The increase in the commission expense ratio in 2015 was primarily due to higher agency incentives, compared to 2014. The decrease in our commission expense ratio in 2014, compared to 2013, was primarily due to lower base commissions paid and lower agency incentives.
Interest Expense
We incur interest expenses on notes payable. Interest expense was $2.7 million, $3.0 million, and $3.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. The decrease in interest expense from 2013 through 2015 was primarily due to the reduction in principal balance on our credit facility with Wells Fargo by $10.0 million in the fourth quarters of each of 2013 and 2014. The remaining $60.0 million principal balance on our credit facility was repaid in the fourth quarter of 2015. Interest paid on the credit facility during the years ended December 31, 2015, 2014, and 2013 totaled $1.3 million, $1.4 million, and $1.6 million, respectively.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $5.0 million, $5.9 million, and $(10.7) million for the years ended December 31, 2015, 2014, and 2013, respectively. The effective tax rate was 5.0%, 5.5%, and (20.2)% for the years ended December 31, 2015, 2014, and 2013, respectively. The decrease in income tax expense in 2015, compared to 2014, was primarily due to the reallocation of $56.3 million in reserves from non-taxable periods prior to January 1, 2000, which reduced our effective tax rate by 15.4 percentage points for the year. The increase in income tax expense in 2014, compared to 2013, was primarily due to increased underwriting income. Underwriting income was $40.4 million, $20.6 million, and $(24.9) million in 2015, 2014, and 2013, respectively.
For additional information regarding our income tax expense (benefit) see Note 8 in the Notes to our Consolidated Financial Statements.
Liquidity and Capital Resources
Holding Company Liquidity
We are a holding company and our ability to fund our operations is contingent upon existing capital and the ability of our insurance subsidiaries' to pay dividends up to the holding company. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws and regulations, including laws establishing minimum solvency and liquidity thresholds. We require cash to pay stockholder dividends, repurchase common stock, make interest and principal payments on any outstanding debt obligations, provide additional surplus to our insurance subsidiaries, and fund our operating expenses.
Based on reported capital, surplus, and dividends paid within the last 12 months, the maximum dividends that may be paid by EICN and EPIC in 2016, without prior approval by the respective state insurance regulator, are $49.7 million and $28.1 million, respectively.
The holding company had $27.1 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at December 31, 2015. Total cash and investments at the holding company was $95.2 million at December 31, 2015. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, investments, and dividends from our insurance subsidiaries.
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
Our insurance subsidiaries had $344.4 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at December 31, 2015. We believe that our subsidiaries' liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
Each of our insurance subsidiaries, EICN, ECIC, EPIC, and EAC, became a member of the Federal Home Loan Bank of San Francisco (FHLB) in January 2016. Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis. Currently, none of our subsidiaries has advances outstanding under the FHLB facility.
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

Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The amount of capital in our insurance subsidiaries is maintained relative to standardized capital adequacy measures such as risk-based capital (RBC), as established by the National Association of Insurance Commissioners. The RBC standard was designed to provide a measure by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of RBC. Each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements that correspond to any level of regulatory action at December 31, 2015.
Various state regulations require us to keep securities or letters of credit on deposit with certain states in which we do business. Securities having a fair market value of $881.2 million and $783.9 million were on deposit at December 31, 2015 and 2014, respectively. These laws and regulations govern both the amount and types of fixed maturity securities that are eligible for deposit. Additionally, certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. We held fixed maturity securities and restricted cash and cash equivalents that had a fair value of $32.7 million and $33.3 million in trust for the benefit of ceding reinsurers at December 31, 2015 and 2014, respectively.
Sources of Liquidity
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows. For additional information regarding our cash flows, see Item 8, Consolidated Statement of Cash Flows.

	Years Ended December 31,
	2015	2014	2013
Cash and cash equivalents provided by (used in):	(in millions)
Operating activities	$116.4	$171.9	$166.5
Investing activities	(101.2)	(86.7)	(260.1)
Financing activities	(62.2)	(16.1)	(12.6)
Increase (decrease) in cash and cash equivalents	$(47.0)	$69.1	$(106.2)
Operating Activities
Net cash provided by operating activities in 2015 included net premiums received of $678.9 million, and investment income received of $84.9 million. These were partially offset by claims payments of $427.7 million (net of $33.9 million recovered from reinsurers), underwriting and other operating expenses paid of $121.3 million (including premium taxes paid of $21.2 million), and commissions paid of $82.9 million.
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
Investing Activities
Net cash used in investing activities in 2015, 2014, and 2013 was primarily related to the investment of premiums received and the reinvestment of funds from maturities, redemptions, and interest income.
Financing Activities
Net cash used in financing activities in 2015, 2014, and 2013 was primarily to pay stockholder dividends and to pay down the line of credit provided by our credit facility.
Dividends. Dividends paid to stockholders were $7.7 million, $7.6 million, and $7.5 million in 2015, 2014, and 2013, respectively. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial position, earnings, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors our Board of Directors deems relevant. On February 16, 2016, the Board of Directors declared a $0.09 dividend per share, payable March 15, 2016, to stockholders of record on March 1, 2016.

Share Repurchases. On February 16, 2016, the Board of Directors authorized a share repurchase program for up to $50.0 million of our common stock from February 22, 2016 through February 22, 2018 (the 2016 Program). We expect that shares of common stock may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2016 Program may be commenced, modified, or suspended from time-to-time without prior notice.
Capital Resources
Our capital structure is comprised of outstanding debt and stockholders' equity. As of December 31, 2015, our capital structure consisted of $32.0 million in surplus notes maturing in 2034, and $950.3 million of stockholders' equity, including the Deferred Gain. Outstanding debt was 3.3% of total capitalization, including the Deferred Gain, as of December 31, 2015.
Ordinary Share Capital. The following table shows our beginning and ending stockholders' equity balance.

	December 31,
	2015	2014	2013
	(in millions)
Beginning Balance	$686.8	$568.7	$539.4
Stock-based compensation	4.6	6.0	5.6
Stock options exercised	7.6	2.2	7.4
Vesting of restricted stock units, net of shares withheld to satisfy minimum tax withholding	(2.7)	(0.6)	(0.9)
Dividend to common stockholders	(7.7)	(7.6)	(7.5)
Excess tax benefit from stock-based compensation	1.1	0.9	—
Net income for the year	94.4	100.7	63.8
Change in net unrealized gains on investments, net of taxes	(23.3)	16.5	(39.1)
Ending Balance	$760.8	$686.8	$568.7
The following table shows our stockholders' equity including the Deferred Gain, with a reconciliation to our stockholders' equity on a GAAP basis.

	2015	2014
	(in millions)
GAAP stockholders' equity	$760.8	$686.8
Deferred reinsurance gain—LPT Agreement	189.5	207.0
Stockholders' equity including the Deferred Gain	950.3	893.8
Outstanding Debt. In December 2010, we entered into a credit facility under which we were provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. In accordance with the terms of the contract, we repaid the remaining outstanding principal balance of $60.0 million of the line of credit provided by the credit facility during the fourth quarter of 2015.
EPIC has a total of $32.0 million in three surplus notes issued as part of pooled transactions. The notes mature in 2034 and became callable by the Company in the second quarter of 2009.
Our total outstanding debt was $32.0 million and $92.0 million as of December 31, 2015 and 2014, respectively. Interest and fees on debt obligations totaled $2.8 million, $2.8 million, and $3.1 million in 2015, 2014, and 2013, respectively.

Contractual Obligations and Commitments. The following table identifies our long-term debt and contractual obligations as of December 31, 2015.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$19.9	$4.9	$8.3	$5.6	$1.1
Purchased liabilities	7.9	4.4	2.7	0.8	—
Notes payable(1)	59.1	1.5	2.9	2.9	51.8
Capital leases	0.8	0.3	0.5	—	—
Losses and LAE reserves(2)(3)	2,347.5	383.4	481.2	286.6	1,196.3
Total contractual obligations	$2,435.2	$394.5	$495.6	$295.9	$1,249.2

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of December 31, 2015. The interest rates range from 4.4% to 4.7%.

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

(3)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which were as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables on unpaid losses and LAE	$(628.2)	$(31.3)	$(59.3)	$(55.1)	$(482.5)
Investments
The cost or amortized cost of our investment portfolio was $2.4 billion and the fair value was $2.5 billion as of December 31, 2015.
We employ an investment strategy that emphasizes asset quality and considers the durations, maturities, and anticipated cash flows of securities against anticipated claim payments, other expenditures and liabilities, and capital and liquidity needs. Our investment portfolio is structured so that investments mature periodically in reasonable relation to current expectations of future claim payments. Currently, we make claim payments from positive cash flow from operations and use excess cash to invest in operations, invest in marketable securities, return capital to our stockholders, and fund growth.
We seek to maximize total investment returns within the constraints of prudent portfolio management. The asset allocation is reevaluated by management and reviewed by the Finance Committee of the Board of Directors on a quarterly basis. We employ Conning Inc. (Conning) to act as our independent investment manager. Conning follows our written investment guidelines based upon strategies approved by the Board of Directors. In addition to the construction and management of the portfolio, we utilize the investment advisory services of Conning.
As of December 31, 2015, our investment portfolio, which is classified as available-for-sale, consisted of 92.0% fixed maturity securities whose fair values may fluctuate due to prevailing market interest rates. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.3 at December 31, 2015. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “AA-,” using ratings assigned by Standard & Poor's (S&P). Our fixed maturity securities portfolio had a weighted average quality of “AA-” as of December 31, 2015, with 57.8% of the portfolio rated “AA” or better, based on market value.
We carry our portfolio of equity securities on our balance sheet at fair value. We seek to minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. Equity securities represented 8.0% of our investment portfolio at December 31, 2015.

Given current economic uncertainty and continuing market volatility, we believe that our current asset allocation best meets our strategy to preserve capital for policyholders, to provide sufficient income to support our insurance operations, and to effectively grow book value over a long-term investment horizon.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average book yield, and the average tax equivalent yield based on the fair value of each category of invested assets as of December 31, 2015.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield
	(in millions, except percentages)
U.S. Treasuries	$120.2	4.8%	1.9%	1.9%
U.S. Agencies	24.4	1.0	4.7	4.7
States and municipalities	854.5	34.4	3.2	4.7
Corporate securities	925.3	37.2	3.1	3.1
Residential mortgaged-backed securities	237.9	9.6	3.3	3.3
Commercial mortgaged-backed securities	80.3	3.2	2.5	2.5
Asset-backed securities	45.9	1.8	1.0	1.0
Equity securities	198.7	8.0	5.4	7.1
Total investments	$2,487.2	100.0%
Weighted average yield			3.2%	3.8%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of December 31, 2015 by credit rating category, using the lower of ratings assigned by Moody's Investor Service and/or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	10.1%
“AA”	47.7
“A”	29.0
“BBB”	13.0
Below Investment Grade	0.2
Total	100.0%
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
Based on our review of fixed maturity and equity securities, we believe that we appropriately identified the declines in the fair values of our unrealized losses for the years ended December 31, 2015, 2014, and 2013. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or maturity.
Based on reviews of the equity securities, the Company recognized impairments of $17.2 million, $0.5 million, and $0.1 million in the fair values of twenty-seven, seven, and one equity securities for the years ended December 31, 2015, 2014, and 2013, respectively, primarily as a result of the severity and duration of the change in fair values of those securities. The remaining unrealized losses on equity securities were not considered to be other than temporary due to the financial condition and near-term prospects of the issuers. The other-than-temporary impairments of equity securities in 2015 were primarily due to the continued downturn in the energy sector during the fourth quarter.
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
Critical Accounting Policies
The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. Our accounting policies are described in the Notes to our Consolidated Financial Statements, but we believe that the following matters are particularly important to understand our financial statements because changes in these estimates or changes in the assumptions used to make them could have a material impact on our results of operations, financial condition, and cash flows.
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
Although claims for which reserves are established may not be paid for several years or more, we do not discount loss reserves in our financial statements for the time value of money, in accordance with GAAP.
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
LAE reserves are our estimate of the future expenses of investigating, administering, and settling claims that will be paid to manage claims that have occurred, including legal expenses. LAE reserves are established in the aggregate, rather than on a claim-by-claim basis. LAE reserves are categorized between Defense and Cost Containment (DCC) and Adjusting and Other (AO).
A portion of our obligations for losses and LAE are ceded to unaffiliated reinsurers. The amount of reinsurance that will be recoverable on our losses and LAE reserves includes both the reinsurance recoverable from our excess of loss reinsurance contracts, as well as reinsurance recoverable under the terms of the LPT Agreement.

Our reserves for unpaid losses and LAE (gross and net of reinsurance), including the main components of such reserves, were as follows:

	As of December 31,
	2015	2014
	(in millions)
Case reserves	$1,046.4	$1,088.2
IBNR	991.0	982.7
LAE reserves	310.1	298.8
Gross unpaid losses and LAE reserves	2,347.5	2,369.7
Less reinsurance recoverables on unpaid losses and LAE, gross	628.2	669.5
Net unpaid losses and LAE reserves	$1,719.3	$1,700.2
We use actuarial methods to analyze and estimate the aggregate amount of unpaid losses and LAE. Management considers the results of various actuarial projection methods and their underlying assumptions, among other factors, in establishing reserves for unpaid losses and LAE.
Judgment is required in the actuarial estimation of loss reserves, including the selection of various actuarial methodologies to project the ultimate cost of claims. Specifically, judgment is required in the following areas: the selection of projection parameters based on historical company data, the use of industry data and other benchmarks; the identification and quantification of potential changes in parameters from historical levels to current and future levels due to changes in future claims development expectations; and the weighting of differing reserve indications resulting from alternative methods and assumptions. The adequacy of our ultimate loss reserves is inherently uncertain and represents a significant risk to our business. We attempt to mitigate this risk through our claims management processes and by monitoring and reacting to statistics relating to the cost and duration of claims.
We retain an independent actuarial consulting firm (Consulting Actuary) to perform comprehensive studies of our loss and LAE reserves on a semi-annual basis. The role of the Consulting Actuary is to conduct sufficient analyses to produce a range of reasonable estimates, as well as a point estimate, of our liability for unpaid losses and LAE, and to present those results to our Internal Actuary and to management as supplemental data used in selecting management's best estimate of ultimate losses.
Our Internal Actuary has been named as the Appointed Actuary for financial statement periods ending on or after December 31, 2015 and all reserve figures shown as of December 31, 2015 are based on our internal actuarial analysis. In prior years, the Consulting Actuary was the Appointed Actuary and reserve figures for those years are based on those analyses.
We compile and aggregate our claims data by grouping the claims according to the year in which the claim occurred (“accident year”) when analyzing claim payment and emergence patterns and trends over time. Additionally, claims data is aggregated and compiled separately for different types of claims, claimant benefits, or methods of claim closure and for different states, territories within states, or groups of states in which we do business.
Our Internal Actuary and the Consulting Actuary prepare reserve estimates for all accident years using our own historical claims data, industry data and many of the generally accepted actuarial methodologies for estimating loss reserves, such as paid loss development methods, incurred loss development methods, and Bornhuetter-Ferguson methods. These methods vary in their responsiveness to different information, characteristics, and dynamics in the data, and the results assist the actuary in considering these characteristics and dynamics in the historical data. The methods employed for each segment of claims data, and the relative weight accorded to each method, vary depending on the nature of the claims segment and on the age of the claims.
Each actuarial methodology requires the selection and application of various parameters and assumptions. The key parameters and assumptions include: the pattern with which our aggregate claims data will be paid or will emerge over time; the magnitude and changes in claim settlement activity, claims cost inflation rates; the effects of legislative benefit changes and/or judicial changes; and trends in the frequency of claims, both overall and by severity of claim. We believe the pattern with which our aggregate claims data will be paid or emerge over time, claim settlement activity, claims cost inflation rates, and claim frequencies are the most important parameters and assumptions.
For Nevada losses occurring in 2007 or prior, one method involves adjusting historical data for inflation. The inflation rates used in the analysis are judgmentally selected based on historical year-to-year movements in the cost of claims observed in our insurance subsidiaries' data and industry-wide data, as well as on broader inflation indices. The results of this method would differ if different inflation rates were selected.
In projections using December 31, 2015 data, the method that uses explicit medical cost inflation assumptions included medical cost inflation factors ranging from 2.0% to 5.0%. The selection of medical cost inflation assumptions used has been based on observed recent and longer-term historical medical cost inflation in our claims data and in the U.S. economy more generally. The rate of medical cost inflation, as reflected in our historical medical payments per claim, has averaged approximately 3.0% over the past 15 years. The rate of medical cost inflation in the general U.S. economy, as measured by the consumer price index-medical care, has averaged approximately 3.7% over the past 15 years.
Management, along with our Internal Actuary and the Consulting Actuary, separately analyze LAE and estimate unpaid LAE. These analyses rely primarily on examining the relationship between the aggregate amounts that have been spent on LAE historically, compared with the volume of claims activity for the corresponding historical calendar periods. The portion of unpaid LAE that will be recoverable from reinsurers is estimated based on the contractual reinsurance terms.
The ranges of estimates of loss reserves produced by our Internal Actuary and the Consulting Actuary are intended to represent the range in which it is most likely that the ultimate losses will fall. These ranges are narrower than the range of indications produced by the individual methods applied because it is not likely that the high or low result will emerge for every claim segment and accident year. Each actuary's point estimate of loss reserves is based on a judgmental selection for each claim segment from within the range of results indicated by the different actuarial methods.
Management formally establishes loss reserves for financial statement purposes on a quarterly basis. In doing so, we make reference to the most current analyses of our Internal Actuary and of the Consulting Actuary, including a review of the assumptions and the results of the various actuarial methods used. Comprehensive studies are conducted as of June 30 and December 31 by both our Internal Actuary and the Consulting Actuary. On the alternate quarters, the results of the preceding quarter's studies are updated for actual claim payment activity by our Internal Actuary.
The aggregate carried reserve calculated by management represents our best estimate of our outstanding unpaid losses and LAE. In establishing management's best estimate of unpaid losses and LAE at December 31 for the last three years, management and our Internal Actuary reviewed and considered the following: (a) our Internal Actuary's and the Consulting Actuary's assumptions, point estimates, and ranges; (b) the inherent uncertainty of workers' compensation liabilities for unpaid losses and LAE; and (c) the potential for legislative and/or judicial reversal of California workers' compensation reforms. Management did not quantify a specific loss reserve increment for each uncertainty, but rather established an overall provision for loss reserves that represented management's best estimate of unpaid losses and LAE in light of the historical data, actuarial assumptions, point estimate and range, and current facts and circumstances.
The table below provides the actuarial range of estimated liabilities for net unpaid losses and LAE that management considered when selecting its best estimate and our carried reserves.

	As of December 31,
	2015	2014	2013
	(in millions)
Low end of actuarial range	$1,549.7	$1,575.6	$1,466.0
Carried reserves	1,719.3	1,700.2	1,587.4
High end of actuarial range	1,898.9	1,979.9	1,815.1
As of December 31, 2015, California and Nevada represented approximately 78% of our reserves for unpaid losses and LAE on our consolidated balance sheet.
In California, where our operations began in 2002, the actuaries' and management's initial expectations of ultimate losses and patterns of loss emergence and payment were based on benchmarks derived from analyses of historical insurance industry data in California. No historical data from our California insurance subsidiary existed prior to July 1, 2002; however, some historical data was available for the prior years for some of the market segments we entered in California, but was limited as to the number of loss reserve evaluation points available. The industry-based benchmarks were judgmentally adjusted for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers' compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of claims by our California insurance subsidiary have been more favorable than those initial expectations through 2008, due in part to the impact of the enactment of major changes in the California workers' compensation environment. Our recent loss experience, from 2010 through 2015, indicates an upward trend in medical and indemnity costs that are reflected in our loss reserves; however, our indemnity claims frequency (the number of claims expressed as a percentage of payroll) decreased year-over-year in 2015 and 2014. Our reserve estimates assume that increasing medical cost trends will continue and will impact our long-term claims costs and loss reserves.
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
We have driven a significant increase in claims settlement activity beginning in 2014 and continuing through 2015, which has primarily affected accident years 2009 and forward, that is the result of an internal initiative that emphasizes the settlement of open claims. This settlement activity has been recognized in the actuarial analysis using a methodology developed to adjust the data and loss development patterns to account for the settlements arising from this initiative.
More than 60% of our claims payments during the three years ended December 31, 2015 related to medical care for injured workers. The utilization and cost of medical services in the future is a significant source of uncertainty in the establishment of loss reserves for workers' compensation. Our loss reserves are established based on reviewing the results of actuarial methods, some of which do not contain explicit medical claim cost inflation rates; however, because medical care may be provided to an injured worker over many years, and in some cases decades, the pace of medical claim cost inflation has a significant impact on our ultimate claim payments. For example, if the rate of medical claim cost inflation increases by 1% above the inflation rate that is implicitly included in the loss reserves at December 31, 2015, we estimate that future medical costs over the lifetime of current claims would increase by approximately $94 million on a net-of-reinsurance basis.
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
If the actual unpaid losses and LAE were at the high or the low end of the actuarial range, the impact on our financial results would have been as follows:

	December 31,
	2015	2014	2013
Increase (decrease) in reserves	(in millions)
At low end of range	$(169.6)	$(124.6)	$(121.4)
At high end of range	179.6	279.7	227.7
Increase (decrease) in equity and net income, net of income tax effect
At low end of range	$110.2	$81.0	$78.9
At high end of range	(116.7)	(181.8)	(148.0)
Actual losses are affected by a more complex combination of forces and dynamics than any one model or actuarial methodology can represent, and each methodology is an approximation of these complex forces and dynamics. None of the methods are designed or intended to produce an indication that is systematically higher or lower than the other methods. At any given evaluation date, some of the actuarial projection methods produce indications outside the actuary's selected range. Accordingly, we believe that the range of potential outcomes is considerably wider than the actuarially estimated range of the most likely outcomes. We have no basis for anticipating whether actual future payments of losses and LAE may be either greater than or less than the reserve for unpaid losses and LAE currently on our balance sheet.
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

As of December 31,
2015
(in millions)
Low end of actuarial range	$436.9
LPT carried reserves	498.0
High end of actuarial range	536.1
If the actual gross unpaid losses and LAE under the LPT Agreement were at the high or the low end of the actuarial range, the impact on our financial results, excluding the impact of the contingent profit commission, would have been as follows:

Year Ended December 31,
2015
Increase (decrease) in reserves	(in millions)
At low end of range	$(61.1)
At high end of range	38.1
Increase (decrease) in equity and net income resulting from Deferred Gain
At low end of range	$36.7
At high end of range	(24.1)
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
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995 for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were $498.0 million as of December 31, 2015. Losses and LAE paid with respect to the LPT Agreement totaled $695.2 million at December 31, 2015. We account for the LPT Agreement as retroactive reinsurance. Entry into the LPT Agreement resulted in a deferred reinsurance gain that was recorded on our consolidated balance sheet as a liability. The Deferred Gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and the amortization is reflected in losses and LAE. Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the Deferred Gain on our consolidated balance sheet and losses and LAE in our consolidated statement of comprehensive income.
Additionally, we are entitled to receive a contingent commission under the LPT Agreement. The contingent profit is an amount based on the favorable difference between actual paid losses and LAE and expected paid losses and LAE as established in the LPT Agreement. The calculation of actual amounts paid versus expected amounts is determined every five years beginning June 30, 2004 for the first twenty-five years of the agreement. We are paid 30% of the favorable difference between the actual and expected losses and LAE paid at each calculation point. Each quarter, management records its best estimate of the estimated ultimate contingent profit commission through June 30, 2024, which is impacted by estimates for ceded loss and LAE reserves. The related Deferred Gain is amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the contingent profit commission, or through June 30, 2024, and is recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income. Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the Contingent commission receivable–LPT Agreement and the Deferred Gain on our consolidated balance sheet and losses and LAE in our consolidated statement of comprehensive income.
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
Goodwill and Other Intangible Assets
We prepare an impairment analysis for goodwill and other intangible assets, whereby we identify whether events have occurred that may impact the carrying value of these assets and make assumptions regarding future events, such as cash flows and profitability. Differences between the assumptions used to prepare these valuations and actual results could materially impact the carrying amount of these assets and our operating results.

New Accounting Standards
In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) Number 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The update provides guidance to purchasers to assist in determining whether a cloud computing arrangement includes a software license and how to account for such an arrangement. This update becomes effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015 and early adoption is permitted. We do not expect the adoption to have a material impact on our consolidated financial condition and results of operations.
In May 2015, the Financial Accounting Standards Board issued ASU Number 2015-07, Fair Value Measurement (Topic 820). This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (NAV) per share. Additionally, this update removes the requirement to make certain disclosures for all investments that are eligible to be measured as a practical expedient at fair value using the NAV per share. This update becomes effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015 and early adoption is permitted. As this update focuses only on disclosures, it will not impact our consolidated financial condition and results of operations.
In May 2015, the Financial Accounting Standards Board issued ASU Number 2015-09, Financial Services - Insurance (Topic 944). This update expands the breadth of disclosures that an insurance entity must provide about its short-duration insurance contracts. This expanded disclosure includes the presentation of incurred and paid claims development tables by accident year for a period of up to 10 years. This update becomes effective for annual reporting periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016 and early adoption is permitted. As this update focuses only on disclosures, it will not impact our consolidated financial condition and results of operations.
In January 2016, the FASB issued ASU Number 2016-01, Financial Instruments - Overall (Subtopic 825-10). This update replaces the guidance to classify equity transactions with readily determinable fair values into different categories (trading or available-for-sale) and requires equity securities to be measured at fair value with changes in fair value recognized through net income. Additionally, this update eliminates the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. It requires financial instruments to be measured at fair value using the exit notion price. Furthermore, this update clarifies that an evaluation of deferred tax assets related to available-for-sale securities is needed, in combination with and evaluation of other deferred tax assets, to determine if a valuation allowance is required. This update becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We have not yet estimated the full effect that adoption will have on our consolidated financial condition and results of operations.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, and equity price risk.
Credit Risk
Our investment portfolio is exposed to credit risk, which we attempt to manage through issuer and industry diversification. Our investment guidelines include limitations on the minimum rating of fixed maturity securities and concentrations of a single issuer.
We also bear credit risk with respect to the reinsurers, which can be significant considering that some of the unpaid losses and LAE remain outstanding for an extended period of time. We are required to pay losses even if a reinsurer refuses or fails to meet its obligations under the applicable reinsurance agreement(s). We continually monitor the financial condition and credit ratings of our reinsurers. Additionally, we bear credit risk with respect to premiums receivable, which is generally diversified due to the large number of entities composing the Company's policyholder base and their dispersion across many different industries and geographies.
Interest Rate Risk
Investments
The fair value of our fixed maturity securities portfolio is exposed to interest rate risk, which is the risk of loss in fair value resulting from changes in prevailing interest rates, which we strive to limit by managing duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 4.3 at December 31, 2015. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the impact of interest rate changes on our liquidity obligations.
Sensitivity Analysis
The fair values or cash flows of market sensitive instruments are subject to potential losses in future earnings resulting from changes in interest rates and other market conditions. Our sensitivity analysis applies a hypothetical parallel shift in market rates and reflects what we believe are reasonably possible near-term changes in those rates (covering a period of time going forward up to one year from the date of the consolidated financial statements). Actual results may differ from the hypothetical change in market rates assumed in this disclosure. This sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of December 31, 2015. The estimated changes in fair values on our fixed maturity securities including short-term investments, valued at $2.3 billion as of December 31, 2015, based on specific changes in interest rates are as follows:

Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(282.1)	(12.3)%
200 basis point rise	(192.3)	(8.4)
100 basis point rise	(97.9)	(4.3)
50 basis point decline	49.5	2.2
100 basis point decline	97.5	4.3
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on FASB guidance related to “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of December 31, 2015, the par value of our commercial and residential mortgage-backed securities holdings was $304.6 million, and the amortized cost was 102.7% of par value. Since a majority of our mortgage-backed securities were purchased at a premium or discount that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The commercial and residential mortgage-backed securities portion of the portfolio totaled 12.8% of total investments as of December 31, 2015. Agency-backed residential mortgage pass-throughs totaled $232.6 million, or 97.8%, of the residential mortgage-backed securities portion of the portfolio as of December 31, 2015.
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
The table below shows the sensitivity of our equity securities to price changes as of December 31, 2015:

(in millions)	Cost	Fair Value	Pre-tax Impact on Total Equity Securities	Pre-tax Impact on Total Equity Securities
Total domestic equities	$137.5	$198.7	$(19.9)	$19.9
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

Item 8. Financial Statements and Supplementary Data

Page
Management's Report on Internal Control Over Financial Reporting	46
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	47
Report of Independent Registered Public Accounting Firm	48
Consolidated Balance Sheets as of December 31, 2015 and 2014	49
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2015	50
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2015	51
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2015	52
Notes to Consolidated Financial Statements	53

The following financial statement schedules are filed in Item 15 of Part IV of this report:

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	78
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	82

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO Framework).
Based on this assessment, management did not identify any material weaknesses in the internal control over financial reporting and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.
The Company's independent registered public accounting firm, Ernst & Young LLP, has independently assessed the effectiveness of the Company's internal control over financial reporting. A copy of their report is included in Item 8 of this report.

February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Employers Holdings, Inc. and Subsidiaries

We have audited Employers Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Employers Holdings, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Employers Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Employers Holdings, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California
February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Employers Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Employers Holdings, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Employers Holdings, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Employers Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California
February 19, 2016

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
	2015	2014
Assets	(in thousands, except share data)
Available for sale:
Fixed maturity securities at fair value (amortized cost $2,221,100 at December 31, 2015 and $2,186,100 at December 31, 2014)	$2,288,500	$2,275,700
Equity securities at fair value (cost $137,500 at December 31, 2015 and $97,800 at December 31, 2014)	198,700	172,700
Total investments	2,487,200	2,448,400
Cash and cash equivalents	56,600	103,600
Restricted cash and cash equivalents	2,500	10,800
Accrued investment income	20,600	20,500
Premiums receivable, less bad debt allowance of $12,200 at December 31, 2015 and $7,900 at December 31, 2014	301,100	295,800
Reinsurance recoverable for:
Paid losses	7,700	10,700
Unpaid losses, including bad debt allowance	628,200	669,500
Deferred policy acquisition costs	44,300	44,600
Deferred income taxes, net	67,900	49,700
Property and equipment, net	24,900	21,000
Intangible assets, net	8,500	9,000
Goodwill	36,200	36,200
Contingent commission receivable–LPT Agreement	29,200	26,400
Other assets	40,900	23,500
Total assets	$3,755,800	$3,769,700

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,347,500	$2,369,700
Unearned premiums	308,900	310,800
Total claims and policy liabilities	2,656,400	2,680,500
Commissions and premium taxes payable	52,500	46,300
Accounts payable and accrued expenses	24,100	20,400
Deferred reinsurance gain—LPT Agreement	189,500	207,000
Notes payable	32,000	92,000
Other liabilities	40,500	36,700
Total liabilities	$2,995,000	$3,082,900

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 55,589,454 and 54,866,802 shares issued and 32,216,480 and 31,493,828 shares outstanding at December 31, 2015 and 2014, respectively	$600	$600
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	357,200	346,600
Retained earnings	682,000	595,300
Accumulated other comprehensive income, net	83,600	106,900
Treasury stock, at cost (23,372,974 shares at December 31, 2015 and 2014)	(362,600)	(362,600)
Total stockholders’ equity	760,800	686,800
Total liabilities and stockholders’ equity	$3,755,800	$3,769,700
See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2015	2014	2013
Revenues	(in thousands, except per share data)
Net premiums earned	$690,400	$684,500	$642,300
Net investment income	72,200	72,400	70,800
Net realized (losses) gains on investments	(10,700)	16,300	9,500
Other income	200	300	900
Total revenues	752,100	773,500	723,500

Expenses
Losses and loss adjustment expenses	429,400	453,400	463,600
Commission expense	85,400	81,400	78,300
Underwriting and other operating expenses	135,200	129,100	125,300
Interest expense	2,700	3,000	3,200
Total expenses	652,700	666,900	670,400

Net income before income taxes	99,400	106,600	53,100
Income tax expense (benefit)	5,000	5,900	(10,700)
Net income	$94,400	$100,700	$63,800

Comprehensive income
Unrealized (losses) gains during the period (net of tax (benefit) expense of $(16,300), $14,600, and $(17,700) for the years ended December 31, 2015, 2014, and 2013, respectively)	$(30,300)	$27,100	$(32,900)
Reclassification adjustment for realized gains in net income (net of taxes of $(3,700), $5,700, and $3,300 for the years ended December 31, 2015, 2014, and 2013, respectively)	7,000	(10,600)	(6,200)
Other comprehensive (loss) income, net of tax	(23,300)	16,500	(39,100)
Total comprehensive income	$71,100	$117,200	$24,700

Net realized (losses) gains on investments
Net realized gains on investments before impairments on fixed maturity and equity securities	$6,500	$16,800	$9,600
Other than temporary impairment recognized in earnings	(17,200)	(500)	(100)
Net realized (losses) gains on investments	$(10,700)	$16,300	$9,500

Earnings per common share (Note 18):
Basic	$2.94	$3.19	$2.05
Diluted	$2.90	$3.14	$2.00
Cash dividends declared per common share	$0.24	$0.24	$0.24

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock at Cost	Total Stockholders' Equity
	(in thousands, except share data)

Balance, January 1, 2013	54,144,453	$600	$326,000	$445,900	$129,500	$(362,600)	$539,400
Stock-based compensation (Note 14)	—	—	5,600	—	—	—	5,600
Stock options exercised	411,295	—	7,400	—	—	—	7,400
Vesting of restricted stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	117,156	—	(900)	—	—	—	(900)
Dividend to common stockholders	—	—	—	(7,500)	—	—	(7,500)
Net income for the year		—	—	63,800	—	—	63,800
Change in net unrealized gains on investments, net of taxes of $(21,000)		—	—	—	(39,100)	—	(39,100)
Balance, December 31, 2013	54,672,904	$600	$338,100	$502,200	$90,400	$(362,600)	$568,700

Balance, January 1, 2014	54,672,904	$600	$338,100	$502,200	$90,400	$(362,600)	$568,700
Stock-based compensation (Note 14)	—	—	6,000	—	—	—	6,000
Stock options exercised	120,494	—	2,200	—	—	—	2,200
Vesting of restricted stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	73,404	—	(600)	—	—	—	(600)
Dividend to common stockholders	—	—	—	(7,600)	—	—	(7,600)
Excess tax benefit from stock-based compensation	—	—	900	—	—	—	900
Net income for the year		—	—	100,700	—	—	100,700
Change in net unrealized gains on investments, net of taxes of $8,900		—	—	—	16,500	—	16,500
Balance, December 31, 2014	54,866,802	$600	$346,600	$595,300	$106,900	$(362,600)	$686,800

Balance, January 1, 2015	54,866,802	$600	$346,600	$595,300	$106,900	$(362,600)	$686,800
Stock-based compensation (Note 14)	—	—	4,600	—	—	—	4,600
Stock options exercised	463,466	—	7,600	—	—	—	7,600
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	259,186	—	(2,700)	—	—	—	(2,700)
Dividend to common stockholders	—	—	—	(7,700)	—	—	(7,700)
Excess tax benefit from stock-based compensation		—	1,100	—	—	—	1,100
Net income for the year		—	—	94,400	—	—	94,400
Change in net unrealized gains on investments, net of taxes of $(12,600)		—	—	—	(23,300)	—	(23,300)
Balance, December 31, 2015	55,589,454	$600	$357,200	$682,000	$83,600	$(362,600)	$760,800

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2015	2014	2013
Operating activities	(in thousands)
Net income	$94,400	$100,700	$63,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,300	7,000	6,100
Stock-based compensation	4,600	6,000	5,600
Amortization of premium on investments, net	12,800	10,600	9,000
Allowance for doubtful accounts	4,300	800	1,100
Deferred income tax benefit	(5,600)	(500)	(10,800)
Net realized gains (losses) on investments	10,700	(16,300)	(9,500)
Excess tax benefits from stock-based compensation	(1,200)	(1,200)	—
Other	100	(300)	(900)
Change in operating assets and liabilities:
Premiums receivable	(9,600)	(17,600)	(57,200)
Reinsurance recoverable on paid and unpaid losses	44,300	71,300	63,800
Federal income taxes recoverable	(3,900)	6,500	(3,700)
Unpaid losses and loss adjustment expenses	(22,200)	39,200	99,000
Unearned premiums	(1,900)	6,800	38,800
Accounts payable, accrued expenses and other liabilities	8,600	12,800	1,800
Deferred reinsurance gain–LPT Agreement	(17,500)	(42,100)	(32,000)
Contingent commission receivable–LPT Agreement	(2,800)	(1,300)	(6,000)
Other	(7,000)	(10,500)	(2,400)
Net cash provided by operating activities	116,400	171,900	166,500
Investing activities
Purchase of fixed maturity securities	(476,900)	(378,000)	(514,200)
Purchase of equity securities	(85,100)	(29,500)	(30,500)
Proceeds from sale of fixed maturity securities	105,400	47,900	52,500
Proceeds from sale of equity securities	34,700	36,500	30,700
Proceeds from maturities and redemptions of investments	323,900	251,100	206,800
Proceeds from sale of fixed assets	—	—	800
Capital expenditures and other	(11,500)	(10,500)	(5,000)
Change in restricted cash and cash equivalents	8,300	(4,200)	(1,200)
Net cash used in investing activities	(101,200)	(86,700)	(260,100)
Financing activities
Cash transactions related to stock-based compensation	4,800	1,600	6,500
Dividends paid to stockholders	(7,700)	(7,600)	(7,500)
Payments on notes payable and capital leases	(60,500)	(11,300)	(11,600)
Excess tax benefits from stock-based compensation	1,200	1,200	—
Net cash used in financing activities	(62,200)	(16,100)	(12,600)
Net (decrease) increase in cash and cash equivalents	(47,000)	69,100	(106,200)
Cash and cash equivalents at the beginning of the period	103,600	34,500	140,700
Cash and cash equivalents at the end of the period	$56,600	$103,600	$34,500
Cash (received) paid for income taxes	$12,700	$(1,100)	$3,900
Cash paid for interest	$2,800	$3,000	$3,300
Schedule of non-cash transactions
Financed property and equipment purchases	$300	$700	$2,300
 See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2015
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are the estimate of unpaid losses and loss adjustment expenses (LAE), evaluation of reinsurance recoverables, recognition of premium revenue, deferred income taxes, and investments.
Reclassifications
Certain prior period information has been reclassified to conform to the current period presentation.
2. Changes in Estimates
The Company reduced its estimated reserves ceded under the Loss Portfolio Transfer Agreement (LPT Reserve Adjustments) in each of the years 2015, 2014, and 2013 as a result of the determination that adjustments were necessary to reflect observed favorable paid loss trends in each of these years. The following table shows the financial statement impact related to the reduction in estimated reserves ceded under the Loss Portfolio Transfer Agreement (LPT Agreement).

	2015	2014	2013
	(in millions, except per share data)
Change in estimated reserves ceded under the LPT Agreement	$(10.0)	$(46.8)	$(27.5)
Cumulative adjustment to the Deferred Gain(1)	(6.4)	(31.1)	(19.0)
Net income impact of change in estimate	6.4	31.1	19.0
EPS impact of change in estimate
Basic	0.20	0.99	0.61
Diluted	0.20	0.97	0.59

(1)
The cumulative adjustments to the Deferred Gain were also recognized in losses and LAE incurred in the consolidated statement of comprehensive income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement.

The Company increased its estimate of Contingent commission receivable – LPT Agreement (LPT Contingent Commission Adjustments) in each of 2015, 2014, and 2013 as a result of the determination that adjustments were necessary to reflect observed favorable paid loss trends in each of those years. The following table shows the impact to the Consolidated Statements of Comprehensive Income related to these changes in estimates.

	2015	2014	2013
	(in millions, except per share data)
Cumulative adjustment to the deferred reinsurance gain - LPT Agreement (Deferred Gain)(1)	$(2.6)	$(10.8)	$(4.3)
Net income impact of change in estimate	2.6	10.8	4.3
EPS impact of change in estimate
Basic	0.08	0.34	0.14
Diluted	0.08	0.34	0.13

(1)
The cumulative adjustments to the Deferred Gain were also recognized in losses and LAE incurred in the consolidated statement of comprehensive income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement.

The Company reallocated reserves from non-taxable periods prior to January 1, 2000 to taxable years, which reduced its effective tax rates, in each of 2015, 2014, and 2013. These changes in estimates were the result of the determination that a reallocation of reserves among accident years was appropriate to address a continuation of observed loss trends in each of those years. The following table shows the financial statement impact of these changes in estimates.

	2015	2014	2013
	(in millions, except per share data)
Reserves reallocated to taxable years	$56.3	$13.1	$27.2
Impact to effective tax rate	(15.4)%	(3.4)%	(13.9)%
Net income impact of change in estimate	$15.3	$3.6	$7.4
EPS impact of change in estimate
Basic	0.48	0.11	0.24
Diluted	0.47	0.11	0.23
3. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents is primarily related to funds held in trust to secure the Company's line of credit and for reinsurance. The Company held $32.7 million and $33.3 million in trust for reinsurance, of which $2.5 million and $6.1 million were classified as restricted cash and cash equivalents at December 31, 2015 and 2014, respectively.
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
Premium revenue is recognized over the period of the contract in proportion to the amount of time insurance protection is provided. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine net premiums earned for the policy year. Earned but unbilled premiums include estimated future audit premiums based on the Company's historical experience. These estimates are subject to changes in policyholders' payrolls, economic conditions, and seasonality, and are continually reviewed and adjusted as experience develops or new information becomes known. Any such adjustments are included in current operations; however, they are partially offset by the resulting changes in losses and LAE, commission expenses, and premium taxes. The Company's premiums receivable on the consolidated balance sheet included $53.5 million and $49.1 million of additional premiums expected to be received from policyholders for final audits at December 31, 2015 and 2014, respectively.
The Company establishes a bad debt allowance on its premiums receivable through a charge included in underwriting and other operating expenses in the accompanying consolidated statements of comprehensive income. This bad debt allowance is determined based on estimates and assumptions to project future experience. After all collection efforts have been exhausted, the Company reduces the bad debt allowance for write-offs of premiums receivable that have been deemed uncollectible. The Company's bad debt allowance was $12.2 million and $7.9 million at December 31, 2015 and 2014, respectively. The Company had write-offs, net of recoveries of amounts previously written off, of $2.4 million, $3.4 million, and $2.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Deferred Policy Acquisition Costs
Policy acquisition costs that relate directly to the successful acquisition of new or renewal insurance contracts, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling are deferred and amortized as the related premiums are earned. Amortization of deferred policy acquisition costs for the years ended December 31, 2015, 2014, and 2013, was $103.9 million, $102.7 million, and $96.9 million, respectively.
A premium deficiency would exist if expected future losses and LAE, expected policyholder dividends, deferred policy acquisition costs, and expected policy maintenance costs, offset by anticipated investment income, exceed the related unearned premiums. A premium deficiency would reduce the value of deferred policy acquisition costs. If the deficiency exceeded the deferred policy acquisition costs, a separate liability would be accrued for the excess deficiency. There was no premium deficiency at December 31, 2015 or 2014.
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

Net premiums earned and losses and LAE incurred are stated in the accompanying consolidated statements of comprehensive income after deduction of amounts ceded to reinsurers. Balances due from reinsurers on unpaid losses, including an estimate of such recoverables related to reserves for incurred but not reported losses, are reported as assets and are included in reinsurance recoverables even though amounts due on unpaid losses and LAE are not recoverable from the reinsurer until such losses are paid. Recoverables from reinsurers on unpaid losses and LAE amounted to $628.2 million and $669.5 million at December 31, 2015 and 2014, respectively.
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
At December 31, 2015 and 2014, the outstanding premiums receivable balance was generally diversified due to the large number of entities composing the Company's policyholder base and their dispersion across many different industries. The Company also has recoverables from its reinsurers. Reinsurance contracts do not relieve the Company of its obligations to claimants or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company obtains collateral to mitigate the risks related to reinsurance insolvencies. At December 31, 2015, $3.7 million was collateralized by cash or letters of credit and an additional $1.4 billion was in trust accounts for reinsurance related to the LPT Agreement.
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
The following methods and assumptions were used by the Company in estimating the fair value for financial instruments in the accompanying consolidated financial statements and in these notes for the years ended 2015 and 2014:
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
Goodwill and Other Intangible Assets
The Company tests for impairment of goodwill and non-amortizable intangible assets in the fourth quarter of each year. At the end of each quarter, management considers the results of the previous analysis as well as any recent developments that may constitute triggering events requiring the impairment analysis of goodwill and other intangible assets to be updated. The Company has assessed the effects of current economic conditions on the Company's financial condition and results of operations and changes in the Company's stock price and determined that there were no impairments as of December 31, 2015 and 2014.
Intangible assets related to state licenses are not subject to amortization. Intangibles related to insurance relationships will be amortized in proportion to the expected period of benefit over the next three years.

The gross carrying value, accumulated amortization, and net carrying value for the Company's intangible assets, by major class, as of December 31, were as follows:

	2015			2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
State licenses	$7.7	$—	$7.7	$7.7	$—	$7.7
Insurance relationships	9.4	$(8.6)	0.8	9.4	$(8.1)	1.3
Total	$17.1	$(8.6)	$8.5	$17.1	$(8.1)	$9.0
During the years ended December 31, 2015, 2014, and 2013, the Company recognized $0.5 million, $0.7 million, and $0.9 million in amortization expenses, respectively. These amortization expenses are included in the accompanying consolidated statements of comprehensive income in underwriting and other operating expenses. Amortization expense is expected to be as follows:

Year	Amount
(in millions)
2016	0.4
2017	0.3
2018	0.1
Total	$0.8
Stock-Based Compensation
The Company issues stock-based payments, which are recognized in the consolidated statements of comprehensive income based on their estimated fair values over the employees' service period (see Note 14).
4. New Accounting Standards
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The update provides guidance to purchasers to assist in determining whether a cloud computing arrangement includes a software license and how to account for such an arrangement. This update becomes effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015 and early adoption is permitted. The Company does not expect the adoption to have a material impact on its consolidated financial condition and results of operations.
In May 2015, the FASB issued ASU Number 2015-07, Fair Value Measurement (Topic 820). This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (NAV) per share. Additionally, this update removes the requirement to make certain disclosures for all investments that are eligible to be measured as a practical expedient at fair value using the NAV per share. This update becomes effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015 and early adoption is permitted. As this update focuses only on disclosures, it will not impact the Company's consolidated financial condition and results of operations.
In May 2015, the FASB issued ASU Number 2015-09, Financial Services - Insurance (Topic 944). This update expands the breadth of disclosures that an insurance entity must provide about its short-duration insurance contracts. This expanded disclosure includes the presentation of incurred and paid claims development tables by accident year for a period of up to 10 years. This update becomes effective for annual reporting periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016 and early adoption is permitted. As this update focuses only on disclosures, it will not impact the Company's consolidated financial condition and results of operations.
In January 2016, the FASB issued ASU Number 2016-01, Financial Instruments - Overall (Subtopic 825-10). This update replaces the guidance to classify equity transactions with readily determinable fair values into different categories (trading or available-for-sale) and requires equity securities to be measured at fair value with changes in fair value recognized through net income. Additionally, this update eliminates the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. It requires financial instruments to be measured at fair value using the exit notion price. Furthermore, this update clarifies that an evaluation of deferred tax assets related to available-for-sale securities is needed, in combination with and evaluation of other deferred tax assets, to determine if a valuation allowance is required. This update becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has not yet estimated the full effect that adoption will have on its consolidated financial condition and results of operations.

5. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company's financial instruments as of December 31, were as follows:

	2015		2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets	(in millions)
Investments (Note 6)	$2,487.2	$2,487.2	$2,448.4	$2,448.4
Cash and cash equivalents	56.6	56.6	103.6	103.6
Restricted cash and cash equivalents	2.5	2.5	10.8	10.8
Financial liabilities
Notes payable (Note 11)	$32.0	$36.6	$92.0	$97.8
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
Fair values of available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs. The Company obtains a quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. The Company also performs a quarterly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If differences are noted in this review, the Company may obtain additional information from other pricing services to validate the quoted price. There were no adjustments to prices obtained from third party pricing services as of December 31, 2015 and 2014 that were material to the consolidated financial statements.
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

	December 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities
U.S. Treasuries	$—	$120.2	$—	$—	$166.7	$—
U.S. Agencies	—	24.4	—	—	39.6	—
States and municipalities	—	854.5	—	—	745.8	—
Corporate securities	—	925.3	—	—	908.3	—
Residential mortgage-backed securities	—	237.9	—	—	288.4	—
Commercial mortgage-backed securities	—	80.3	—	—	65.4	—
Asset-backed securities	—	45.9	—	—	61.5	—
Total fixed maturity securities	$—	$2,288.5	$—	$—	$2,275.7	$—
Equity securities	$198.7	$—	$—	$172.7	$—	$—
The Company had no Level 3 investments during the years ended December 31, 2015 and 2014.
6. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2015	(in millions)
Fixed maturity securities
U.S. Treasuries	$116.4	$3.9	$(0.1)	$120.2
U.S. Agencies	23.0	1.4	—	24.4
States and municipalities	809.4	45.1	—	854.5
Corporate securities	913.4	19.9	(8.0)	925.3
Residential mortgage-backed securities	231.8	7.1	(1.0)	237.9
Commercial mortgage-backed securities	81.1	0.2	(1.0)	80.3
Asset-backed securities	46.0	—	(0.1)	45.9
Total fixed maturity securities	2,221.1	77.6	(10.2)	2,288.5
Equity securities	137.5	65.8	(4.6)	198.7
Total investments	$2,358.6	$143.4	$(14.8)	$2,487.2

At December 31, 2014
Fixed maturity securities
U.S. Treasuries	$160.9	$5.8	$—	$166.7
U.S. Agencies	37.2	2.4	—	39.6
States and municipalities	701.6	44.4	(0.2)	745.8
Corporate securities	880.7	30.8	(3.2)	908.3
Residential mortgage-backed securities	278.6	10.6	(0.8)	288.4
Commercial mortgage-backed securities	65.5	0.5	(0.6)	65.4
Asset-backed securities	61.6	—	(0.1)	61.5
Total fixed maturity securities	2,186.1	94.5	(4.9)	2,275.7
Equity securities	97.8	75.5	(0.6)	172.7
Total investments	$2,283.9	$170.0	$(5.5)	$2,448.4

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$113.6	$115.1
Due after one year through five years	859.3	884.5
Due after five years through ten years	636.9	657.1
Due after ten years	252.4	267.7
Mortgage and asset-backed securities	358.9	364.1
Total	$2,221.1	$2,288.5
The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of December 31, 2015 and 2014.

	December 31, 2015			December 31, 2014
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
Less than 12 months:	(dollars in millions)
Fixed maturity securities
U.S. Treasuries	$27.4	$(0.1)	20	$—	$—	—
States and municipalities	—	—	—	20.6	(0.2)	5
Corporate securities	328.4	(4.7)	122	109.9	(0.8)	42
Residential mortgage-backed securities	50.5	(0.8)	24	—	—	—
Commercial mortgage-backed securities	51.5	(1.0)	22	—	—	—
Asset-backed securities	34.1	—	27	—	—	—
Total fixed maturity securities	491.9	(6.6)	215	130.5	(1.0)	47
Equity securities	35.8	(4.6)	45	10.1	(0.6)	15
Total less than 12 months	$527.7	$(11.2)	260	$140.6	$(1.6)	62

Greater than 12 months:
Fixed maturity securities
Corporate securities	$34.6	$(3.3)	15	$129.4	$(2.4)	39
Residential mortgage-backed securities	7.1	(0.2)	25	44.1	(0.8)	36
Commercial mortgage-backed securities	—	—	—	31.3	(0.6)	8
Asset-backed securities	11.1	(0.1)	4	18.3	(0.1)	6
Total fixed maturity securities	52.8	(3.6)	44	223.1	(3.9)	89
Total greater than 12 months	$52.8	$(3.6)	44	$223.1	$(3.9)	89

Total available-for-sale:
Fixed maturity securities
U.S. Treasuries	$27.4	$(0.1)	20	$—	$—	—
States and municipalities	—	—	—	20.6	(0.2)	5
Corporate securities	363.0	(8.0)	137	239.3	(3.2)	81
Residential mortgage-backed securities	57.6	(1.0)	49	44.1	(0.8)	36
Commercial mortgage-backed securities	51.5	(1.0)	22	31.3	(0.6)	8
Asset-backed securities	45.2	(0.1)	31	18.3	(0.1)	6
Total fixed maturity securities	544.7	(10.2)	259	353.6	(4.9)	136
Equity securities	35.8	(4.6)	45	10.1	(0.6)	15
Total available-for-sale	$580.5	$(14.8)	304	$363.7	$(5.5)	151
Based on reviews of the fixed maturity securities, the Company determined that unrealized losses for the years ended December 31, 2015, 2014, and 2013 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent on not selling the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above amortized cost, or to maturity.
Based on reviews of the equity securities, the Company recognized total impairments of $17.2 million, $0.5 million and $0.1 million in the fair values of 27, seven, and one equity securities primarily as a result of the severity and duration of the change in fair values of those securities as of December 31, 2015, 2014, and 2013, respectively. The remaining unrealized losses on equity securities were not considered to be other than temporary due to the financial condition and near-term prospects of the issuers. The other-than-temporary impairments of equity securities in 2015 were primarily due to the continued downturn in the energy sector during the fourth quarter.
Net realized gains on investments and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Net realized gains on investments
Fixed maturity securities
Gross gains	$0.5	$1.1	$0.7
Gross losses	(0.4)	—	—
Net realized gains on fixed maturity securities	$0.1	$1.1	$0.7
Equity securities
Gross gains	$8.1	$15.7	$9.1
Gross losses	(18.9)	(0.5)	(0.3)
Net realized gains on equity securities	$(10.8)	$15.2	$8.8
Total	$(10.7)	$16.3	$9.5

Change in unrealized gain (losses)
Fixed maturity securities	$(22.2)	$23.1	$(88.8)
Equity securities	(13.7)	2.2	28.6
Total	$(35.9)	$25.3	$(60.2)
Net investment income was as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Fixed maturity securities	$68.8	$70.7	$69.5
Equity securities	5.9	4.2	3.8
Cash equivalents and restricted cash	0.1	0.1	0.1
Gross investment income	74.8	75.0	73.4
Investment expenses	(2.6)	(2.6)	(2.6)
Net investment income	$72.2	$72.4	$70.8
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with certain states in which it does business. As of December 31, 2015 and 2014, securities having a fair value of $881.2 million and $783.9 million, respectively, were on deposit. These laws and regulations govern not only the amount but also the type of securities that are eligible for deposit.
Certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of the ceding reinsurers at December 31, 2015 and 2014 was $32.7 million and $33.3 million, respectively.
Pursuant to its credit facility, a portion of the Company's debt was secured by fixed maturity securities and restricted cash and cash equivalents that had a fair value of $74.6 million at December 31, 2014.

7. Property and Equipment
Property and equipment consists of the following:

	As of December 31,
	2015	2014
	(in millions)
Furniture and equipment	$2.3	$2.3
Leasehold improvements	4.3	4.4
Computers and software	56.7	46.0
Automobiles	1.2	1.2
	64.5	53.9
Accumulated amortization and depreciation	(39.6)	(32.9)
Property and equipment, net	$24.9	$21.0
Depreciation and amortization expenses related to property and equipment for the years ended December 31, 2015, 2014, and 2013 were $7.8 million, $6.3 million, and $5.2 million, respectively. Internally developed software costs of $1.2 million and $0.8 million were capitalized during each of the years ended December 31, 2015 and 2014.
8. Income Taxes
The Company files a consolidated federal income tax return. The insurance subsidiaries pay premium taxes on gross premiums written in lieu of some states' income or franchise taxes.
The provision for income taxes consisted of the following:

	Years Ended December 31,
	2015	2014	2013
Current tax expense:	(in millions)
Federal	$9.5	$6.3	$0.1
State	1.1	0.1	—
Total current tax expense	10.6	6.4	0.1
Deferred federal tax benefit	(5.6)	(0.5)	(10.8)
Income tax expense (benefit)	$5.0	$5.9	$(10.7)
The difference between the statutory federal tax rate of 35% and the Company's effective tax rate on net income before income taxes as reflected in the consolidated statements of comprehensive income was as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Expense computed at statutory rate	$34.8	$37.3	$18.6
Dividends received deduction and tax-exempt interest	(8.6)	(8.8)	(9.1)
Pre-Privatization reserve adjustments, excluding LPT	(15.3)	(3.6)	(7.4)
LPT deferred gain amortization	(4.9)	(8.4)	(6.6)
LPT Reserve Adjustment	(2.2)	(10.9)	(6.7)
Other	1.2	0.3	0.5
Income tax expense (benefit)	$5.0	$5.9	$(10.7)
On January 1, 2000, EICN assumed the assets, liabilities, and operations of the Fund pursuant to legislation passed in the 1999 Nevada Legislature (the Privatization). Prior to the Privatization, the Fund was a part of the State of Nevada and therefore was not subject to federal income tax; accordingly, it did not take an income tax deduction with respect to the establishment of its unpaid loss and LAE reserves. Due to favorable loss experience after the Privatization, it was determined that certain of the pre-Privatization unpaid loss and LAE reserves assumed by EICN as part of the Privatization were no longer necessary and the unpaid loss and LAE reserves were reduced accordingly. Such downward adjustments of pre-Privatization unpaid loss reserves increased GAAP net income by $15.3 million, $3.6 million, and $7.4 million for the years ended December 31, 2015, 2014, and 2013, respectively, but did not increase taxable income. There were downward adjustments of pre-Privatization unpaid loss reserves, excluding the LPT, of $56.3 million, $13.1 million, and $27.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The LPT Reserve Adjustments for the years ended December 31, 2015, 2014, and 2013 increased GAAP net income by $6.4 million, $31.1 million, and $19.0 million, respectively, but did not increase taxable income. The LPT Contingent Commission Adjustments increased net income by $2.6 million, $10.8 million, and $4.3 million during 2015, 2014, and 2013, respectively, but did not increase taxable income.
As of December 31, 2015 and 2014, the Company had no unrecognized tax benefits.
Tax years 2012 through 2015 are subject to full examination by the federal taxing authority.
The significant components of deferred income taxes, net, were as follows as of December 31:

	2015		2014
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Unrealized capital gains, net	$—	$45.0	$—	$57.6
Deferred policy acquisition costs	—	15.7	—	15.7
Intangible assets	—	3.0	—	3.2
Loss reserve discounting for tax reporting	56.3	—	56.7	—
Unearned premiums	20.9	—	20.9	—
Allowance for bad debt	4.3	—	2.7	—
Stock based compensation	4.1	—	5.8	—
Accrued liabilities	8.4	—	7.5	—
Minimum tax credit	28.0	—	19.6	—
Net operating loss carryforward	8.7	—	16.2	—
Other	8.4	7.5	2.5	5.7
Total	$139.1	$71.2	$131.9	$82.2
Deferred income taxes, net	$67.9		$49.7
At December 31, 2015, the Company had a $25.0 million net operating loss carry-forward. This is due to expire beginning 2032 through 2033. At December 31, 2015, the Company had a minimum tax credit of $28.0 million that may be carried forward indefinitely.
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

9. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,369.7	$2,330.5	$2,231.5
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	669.5	743.1	805.4
Net unpaid losses and LAE at beginning of period	1,700.2	1,587.4	1,426.1
Losses and LAE, net of reinsurance, incurred in:
Current year	456.9	503.8	494.5
Prior years	(7.2)	4.6	7.0
Total net losses and LAE incurred during the period	449.7	508.4	501.5
Paid losses and LAE, net of reinsurance, related to:
Current year	75.4	75.9	78.5
Prior years	355.2	319.7	261.7
Total net paid losses and LAE during the period	430.6	395.6	340.2
Ending unpaid losses and LAE, net of reinsurance	1,719.3	1,700.2	1,587.4
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	628.2	669.5	743.1
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,347.5	$2,369.7	$2,330.5
Total net losses and LAE included in the above table excludes the impact of the amortization of the Deferred Gain and the LPT Reserve Adjustment (Note 10).
In 2015, the Company had $7.2 million of favorable prior accident year loss development, which included $9.0 million of favorable prior accident year loss development on its voluntary risk business, which was partially offset by $1.8 million of unfavorable loss development related to its assigned risk business. In 2014, the increase in the estimate of incurred losses and LAE attributable to insured events in prior years was primarily related to the Company's assigned risk business. In 2013, the increase in the estimate of incurred losses and LAE attributable to insured events in prior years included $5.0 million related to actual paid losses that were more than expected and the impact of new information on selected patterns of claims emergence and payments used in the projection of future loss payments and $1.9 million related to the Company's assigned risk business.
In California, where the Company's operations began on July 1, 2002, the actuaries' and management's initial expectations of ultimate losses and patterns of loss emergence and payment were based on benchmarks derived from analyses of historical insurance industry data in California. No historical data from the Company's California insurance subsidiary existed prior to July 1, 2002; however, some historical data was available for the prior years for some of the market segments the Company entered in California, but was limited as to the number of loss reserve evaluation points available. The industry-based benchmarks were judgmentally adjusted for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers' compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of claims by the Company's California insurance subsidiary have been more favorable than those initial expectations through 2008, due in part to the enactment of the major changes in the California workers' compensation environment. The Company's recent loss experience, from 2010 through 2015, indicates an upward trend in medical costs that is reflected in our loss reserves; however, the Company's indemnity claims frequency (the number of claims expressed as a percentage of payroll) decreased year-over-year in 2015 and 2014. The Company's estimates assume that increasing medical cost trends will continue and will impact the Company's long-term claims costs and loss reserves.
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

Loss reserves shown in the consolidated balance sheets are net of $26.8 million and $25.1 million for anticipated subrogation recoveries as of December 31, 2015 and 2014, respectively.
10. Reinsurance
The Company is involved in the cession and assumption of reinsurance with non-affiliated companies. Risks are reinsured with other companies on both a quota share and excess of loss basis.
Reinsurance transactions reflected in the accompanying consolidated statements of comprehensive income were as follows:

	Years Ended December 31,
	2015		2014		2013
	Written	Earned	Written	Earned	Written	Earned
	(in millions)
Direct premiums	$684.9	$686.0	$686.8	$684.3	$680.5	$645.4
Assumed premiums	12.8	12.8	10.9	10.3	9.4	8.3
Gross premiums	697.7	698.8	697.7	694.6	689.9	653.7
Ceded premiums	(8.4)	(8.4)	(10.1)	(10.1)	(11.4)	(11.4)
Net premiums	$689.3	$690.4	$687.6	$684.5	$678.5	$642.3
Ceded losses and LAE incurred	$10.1		$17.2		$10.7
Ceded losses and LAE incurred includes the amortization of the Deferred Gain, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments.
Excess of Loss Reinsurance
The Company has consistently maintained excess of loss reinsurance coverage to protect it against the impact of large and/or catastrophic losses in its workers' compensation business. The Company currently maintains reinsurance for losses from a single occurrence or catastrophic event in excess of $7.0 million and up to $200.0 million, subject to certain exclusions. The reinsurance coverage includes coverage for acts of terrorism, excluding nuclear, biological, chemical, and radiological events. Any liability outside the coverage limits of the reinsurance program is retained by the Company. The Company's current reinsurance program is effective July 1, 2015 through June 30, 2016. The Company's reinsurance programs covering older accident years have generally had similar terms.
LPT Agreement
Recoverables from reinsurers on unpaid losses and LAE amounted to $628.2 million and $669.5 million at December 31, 2015 and 2014, respectively. At each of December 31, 2015 and 2014, $498.0 million and $534.8 million, respectively, of those recoverables was related to the LPT Agreement that was entered into in 1999 by the Fund and assumed by EICN. Under the LPT Agreement, substantially all of the Fund's losses and LAE on claims incurred prior to July 1, 1995, have been ceded to three unaffiliated reinsurers on a 100% quota share basis. Investments have been placed in trust by the three reinsurers as security for payment of the reinsured claims. Under the LPT Agreement, initially $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. Through December 31, 2015, the Company has paid losses and LAE claims totaling $695.2 million related to the LPT Agreement.
The Company amortized $11.4 million, $13.1 million, and $14.6 million of the Deferred Gain for the years ended December 31, 2015, 2014, and 2013, respectively. Additionally, the Deferred Gain was reduced by $6.4 million, $31.1 million and $19.0 million for the years ended December 31, 2015, 2014, and 2013, respectively, due to favorable LPT Reserve Adjustments and by $2.6 million, $10.8 million, and $4.3 million for the years ended December 31, 2015, 2014, and 2013, respectively, due to favorable LPT Contingent Commission Adjustments (Note 2).

11. Notes Payable
Notes payable is comprised of the following:

	December 31,
	2015	2014
	(in millions)
Credit facility, with variable interest, as described below	$—	$60.0
Dekania Surplus Note, due April 30, 2034 with variable interest of 425 basis points above 90-day LIBOR	10.0	10.0
ICONS Surplus Note, due May 26, 2034 with variable interest of 425 basis points above 90-day LIBOR	12.0	12.0
Alesco Surplus Note, due December 15, 2034 with variable interest of 405 basis points above 90-day LIBOR	10.0	10.0
Balance	$32.0	$92.0
On December 28, 2010, the Company entered into a credit facility, under which the Company was provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bear interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. Interest paid during the years ended December 31, 2015, 2014, and 2013 totaled $1.3 million, $1.4 million, and $1.6 million, respectively. In accordance with the terms of the contract, the remaining principal balance of $60.0 million was repaid on the credit facility during the fourth quarter of 2015.
EPIC has a $10.0 million surplus note to Dekania CDO II, Ltd. issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in the second quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Both the payment of interest and repayment of the principal under this note and the surplus notes described in the succeeding two paragraphs are subject to the prior approval of the Florida Department of Financial Services. Interest paid during each of the years ended December 31, 2015, 2014, and 2013 was $0.5 million. Interest accrued as of December 31, 2015 and 2014 was $0.1 million.
EPIC has a $12.0 million surplus note to ICONS, Inc. issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in the second quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Interest paid during each of the years ended December 31, 2015, 2014, and 2013 was $0.6 million, $0.5 million and $0.6 million, respectively. Interest accrued as of December 31, 2015 and 2014 was $0.1 million.
EPIC has a $10.0 million surplus note to Alesco Preferred Funding V, LTD issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in the fourth quarter of 2009. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR. Interest paid during each of the years ended December 31, 2015, 2014, and 2013 was $0.4 million. Interest accrued as of December 31, 2015 and 2014 was less than $0.1 million.
Principal payment obligations on notes payable outstanding at December 31, 2015, were as follows:

Year	Principal Due
(in millions)
2016	$—
2017	—
2018	—
2019	—
2020	—
Thereafter	32.0
Total	$32.0
12. Commitments and Contingencies
Leases
The Company leases office facilities and certain equipment under operating and capital leases. Most leases have renewal options, typically with increased rental rates during the option period. Certain of these leases contain options to purchase the property at amounts that approximate fair market value; other leases contain options to purchase at a bargain purchase price. At December 31, 2015, the remaining lease terms expire over the next six years.

The future lease payments for the next five years on these non-cancelable operating and capital leases at December 31, 2015, were as follows:

Year	Operating Leases	Capital Leases
	(in millions)
2016	$4.9	$0.3
2017	4.8	0.3
2018	3.5	0.2
2019	3.0	—
2020	2.6	—
Thereafter	1.1	—
Total	$19.9	$0.8
Included in the future minimum capital lease payments are future interest charges of $0.1 million. Facilities rent expense was $4.9 million, $4.8 million, and $5.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Property held under capital leases is included in property and equipment as follows:

Asset Class	2015	2014
	(in millions)
Computers and software	$0.4	$0.9
Automobiles	1.2	1.2
	1.6	2.1
Accumulated amortization	(1.0)	(1.0)
Total	$0.6	$1.1
Contingencies Surrounding Insurance Assessments
All of the states where the Company's insurance subsidiaries are licensed to transact business require property and casualty insurers doing business within the respective state to pay various insurance assessments. The Company accrues a liability for estimated insurance assessments as direct premiums are written, losses are recorded, or as other events occur in accordance with various states' laws and regulations, and defers these costs and recognizes them as an expense as the related premiums are earned. The Company had an accrued liability for guaranty fund assessments, second injury funds assessments, and other insurance assessments totaling $22.0 million and $18.8 million as of December 31, 2015 and 2014, respectively. These liabilities are generally expected to be paid over one to eighty year periods based on individual state's regulations. The Company also recorded an asset of $21.4 million and $13.0 million, as of December 31, 2015 and 2014, respectively, for prepaid policy charges still to be collected in the future from policyholders, assessments that may be recovered through a reduction in future premium taxes in certain states, and for expected refunds of certain prepaid assessments based on a change in the Company's premium over time. These assets are expected to be realized over one to ten year periods in accordance with their type and individual state's regulations.
13. Stockholders' Equity
Stock Repurchase Programs
Since the Company's initial public offering in January 2007 through December 31, 2015, the Company repurchased a total of 23,372,974 shares of common stock at an average cost per share of $15.51, which is reported as treasury stock, at cost, on the accompanying consolidated balance sheets. There were no stock repurchase programs authorized by the Board of Directors as of December 31, 2015.
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
As of December 31, 2015, nonqualified stock options, RSUs, and PSUs have been granted, but no incentive stock options, stock appreciation rights, or shares of restricted stock have been granted under the Plan.

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

	Years Ended December 31,
	2015	2014	2013
Stock-based compensation expense related to:	(in millions)
Nonqualified stock options	$1.0	$1.2	$1.7
RSUs	2.0	1.9	2.3
PSUs	1.6	2.9	1.6
Total	4.6	6.0	5.6
Less: related tax benefit	1.6	2.1	2.0
Net stock-based compensation expense	$3.0	$3.9	$3.6
Nonqualified Stock Options
The fair value of the stock options granted is estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. During the years ended December 31, 2015, 2014, and 2013, the expected stock price volatility used to value the options granted in 2015, 2014, and 2013 was based on the volatility of the Company's historical stock price since February 2007. The expected term of the options granted in 2015, 2014, and 2013 was calculated using the 'plain-vanilla' calculation provided in the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 107. The dividend yield was calculated using amounts authorized by the Board of Directors. The risk-free interest rate is the yield on the grant date of the options of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the options.
The Company anticipates issuing new shares upon exercise of stock options.
The fair value of the stock options granted during the years ended December 31, 2015, 2014, and 2013 was calculated using the following weighted average assumptions:

	2015	2014	2013
Expected volatility	38.0%	39.0%	40.1%
Expected life (in years)	4.8	4.8	4.8
Dividend yield	1.0%	1.2%	1.1%
Risk-free interest rate	1.6%	1.6%	0.8%
Weighted average grant date fair values of options granted	$7.63	$6.66	$7.04
Changes in outstanding stock options for the year ended December 31, 2015 were as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding at December 31, 2012	1,830,772	$16.97	3.7 years
Granted	162,800	22.24	6.2 years
Exercised	(411,295)	17.89
Expired	(6,900)	17.00
Forfeited	(28,479)	18.90
Options outstanding at December 31, 2013	1,546,898	17.24	3.4 years
Granted	141,744	20.87	6.2 years
Exercised	(120,494)	17.89
Expired	(2,400)	17.00
Forfeited	(44,458)	19.99
Options outstanding at December 31, 2014	1,521,290	17.45	2.9 years
Granted	80,800	24.20	6.2 years
Exercised	(463,466)	16.43
Forfeited	(17,079)	20.21
Options outstanding at December 31, 2015	1,121,545	18.31	2.8 years
Exercisable at December 31, 2015	849,312	17.28	2.1 years

At December 31, 2015, the Company had yet to recognize $1.4 million in deferred compensation related to nonqualified stock option grants and expects to recognize these costs on a straight-line basis over the next 39 months. The fair value of options vested and the intrinsic value of outstanding and exercisable options as of December 31, were as follows:

	2015	2014	2013
	(in millions)
Fair value of options vested	$1.3	$1.6	$1.8
Intrinsic value of outstanding options	10.1	9.2	22.3
Intrinsic value of exercisable options	8.5	7.8	15.2
The intrinsic value of options exercised was $4.0 million, $0.5 million, and $3.7 million for the years ended December 31, 2015, 2014, and 2013.
RSUs
The Company has awarded RSUs to non-employee members of the Board of Directors and certain officers of the Company. The RSUs awarded to non-employee members of the Board of Directors generally vest on the first anniversary of the award date. RSU grants allow each non-employee Director to decide whether to defer settlement of the RSUs until six months after termination of Board service or settle the RSUs at vesting. Dividend equivalents are granted to Directors who elected to defer settlement of the RSUs after the grants vested. RSUs awarded to officers of the Company have a service vesting period of approximately four years from the date awarded and vest 25% on or after each of the subsequent four anniversaries of such date. These RSUs are subject to accelerated vesting in certain limited circumstances, such as: retirement, death or disability of the holder, or in connection with a change of control of the Company.
Changes in outstanding RSUs for the year ended December 31, 2015 were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2012	406,262	$16.65
Granted	84,215	23.57
Forfeited	(10,924)	18.85
Vested	(121,207)	15.97
RSUs outstanding at December 31, 2013	358,346	18.44
Granted	87,396	21.02
Forfeited	(16,690)	20.18
Vested	(122,185)	18.26
RSUs outstanding at December 31, 2014	306,867	19.15
Granted	112,048	24.19
Forfeited	(7,749)	20.99
Vested	(92,133)	19.74
RSUs outstanding at December 31, 2015	319,033	20.71
Vested but unsettled RSUs at December 31, 2015	124,149	17.73
At December 31, 2015, the Company had yet to recognize $3.2 million in deferred compensation related to RSU grants and expects to recognize these costs on a straight-line basis over the next 39 months. The grant date fair value of RSUs vested and the intrinsic value of vested RSUs for the years ended December 31, were as follows:

	2015	2014	2013
	(in millions)
Grant date fair value of RSUs vested	$1.7	$2.2	$1.9
Intrinsic value of vested RSUs	2.2	2.7	2.9
The intrinsic value of outstanding RSUs was $8.7 million, $7.2 million, and $11.3 million at December 31, 2015, 2014, and 2013.

PSUs
The Company awarded PSUs to certain officers of the Company as follows:

Date of Grant	Target Number Awarded	Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2013(1)	147,440	$22.24	$3.3
March 2014(1)	125,340	20.87	2.6
March 2015(2)	110,000	24.20	2.7

(1)
The PSUs granted in 2013 and 2014 have a performance period of three years and are subject to certain performance goals, based on the Company's statutory combined ratio, with payouts that range from 0% to 200% of the target awards. The ultimate payout of the PSUs awarded in 2013 was 0% of the target award.

(2)
The PSUs awarded in March 2015 were awarded to certain officers of the Company and have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The value shown in the table represents the aggregate number of PSUs awarded at the target level.

At December 31, 2015, the Company had yet to recognize $4.4 million in deferred compensation related to PSU grants and expects to recognize these costs on a straight-line basis over the next 24 months. This is based on the expectation of the Company achieving a 80% target rate for the 2014 PSUs and 200% for the 2015 PSUs.
15. Statutory Matters
Statutory Financial Data
The combined capital stock, surplus, and net income of the Company's insurance subsidiaries (EICN, ECIC, EPIC, and EAC), prepared in accordance with the statutory accounting practices (SAP) of the National Association of Insurance Commissioners (NAIC) as well as SAP permitted by the states of California, Florida, and Nevada, were as follows:

	December 31,
	2015	2014
	(in millions)
Capital stock and unassigned surplus	$498.8	$413.8
Paid in capital	174.9	174.9
Surplus notes	32.0	32.0
Total statutory surplus	$705.7	$620.7
Net income for the Company's insurance subsidiaries prepared in accordance with SAP for the years ended December 31, 2015, 2014 and 2013 was $87.8 million, $58.6 million and $19.3 million, respectively.
Treatment of the LPT Agreement, deferred policy acquisition costs, fair value of financial instruments, and the surplus notes (see Notes 5, 10, and 11) are the primary differences in the SAP-basis capital stock and total surplus of the insurance subsidiaries of $705.7 million and $620.7 million, and the GAAP-basis equity of the Company of $760.8 million and $686.8 million as of December 31, 2015 and 2014, respectively. Under SAP accounting, the retroactive reinsurance gain resulting from the LPT Agreement is recorded as a special component of surplus (special surplus funds) in the initial year of the contract, and not reported as unassigned surplus until the Company has recovered amounts in excess of the original consideration paid. The special surplus funds are also reduced by the amount of extraordinary dividends as approved by the Nevada Division of Insurance. Under SAP, the surplus notes are recorded as a separate component of surplus. Under SAP, changes to the estimated contingent profit commission under the LPT Agreement are reflected in commission expense in the period that the estimate is revised.
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
Nevada law limits the payment of cash dividends by EICN to its parent by providing that payments cannot be made except from available and accumulated surplus, otherwise unrestricted (unassigned), and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend prohibited by these restrictions may only be declared and distributed as an extraordinary dividend upon the prior approval of the Nevada Commissioner of Insurance (Nevada Commissioner). EICN may not pay such an extraordinary dividend or make an extraordinary distribution until the Nevada Commissioner either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of: (a) 10% of EICN's statutory surplus as regards to policyholders at the next preceding December 31; or (b) EICN's statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31. As of December 31, 2015, EICN had positive unassigned surplus of $423.1 million. During 2015, EICN did not pay any dividends. The maximum dividends that may be paid in 2016 by EICN without prior approval is $49.7 million.
Under Florida law, without regulatory approval, EPIC may pay dividends if they do not exceed the greater of: the lesser of 10% of surplus or net income, not including realized capital gains, plus a 2-year carry forward; 10% of surplus, with dividends payable limited to unassigned funds minus 25% of unrealized capital gains; or, the lesser of 10% of surplus or net investment income plus a 3-year carry forward with dividends payable limited to unassigned funds minus 25% of unrealized capital gains. During 2015, EPIC did not pay any dividends. The maximum dividends that may be paid in 2016 by EPIC without prior approval is $28.1 million.
Regulatory Requirements and Restrictions
ECIC is subject to regulation by the California Department of Insurance (California DOI). The ability of ECIC to pay dividends was further limited by restrictions imposed by the California DOI in its approval of the Company's October 1, 2008 reinsurance pooling agreement. Under that approval: (a) ECIC must initiate discussions of its business plan with the California DOI if its net written premium to policyholder surplus ratio exceeds 1.5 to 1; (b) ECIC will not exceed a ratio of net written premium to policyholder surplus of 2 to 1 without approval of the California DOI; (c) if at any time ECIC's policyholder surplus decreases to 80% or less than the September 30, 2008 balance, ECIC shall cease issuing new policies in California, but may continue to renew existing policies until it has (i) received a capital infusion to bring its surplus position to the same level as that as of September 30, 2008 and (ii) submitted a new business plan to the California DOI; (d) ECIC will maintain a risk based capital (RBC) level of at least 350% of the authorized control level; (e) should ECIC fail to comply with any commitments listed herein, ECIC will consent to any request by the California DOI to cease issuing new policies in California, but may continue to renew existing policies until such time that as ECIC is able to achieve full compliance with each commitment; and (f) the obligations listed shall only terminate with the written consent of the California DOI. During the years ended December 31, 2015, 2014, and 2013, ECIC was in compliance with these requirements.
EPIC and EAC are subject to regulation by the Florida Department of Financial Services (FDFS). Florida statute Section 624.408 requires EPIC and EAC to maintain minimum capital and surplus of the greater of $4.0 million or 10% of total liabilities. Florida statute Section 624.4095 requires EPIC and EAC to maintain a ratio of written premiums times 1.25 to surplus of no greater than 10-to-1 for gross written premiums and 4-to-1 for net written premiums. During the years ended December 31, 2015, 2014, and 2013, EPIC and EAC were in compliance with these statutes.
Additionally, EICN, ECIC, EPIC, and EAC are required to comply with NAIC RBC requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. As of December 31, 2015, 2014, and 2013, EICN, ECIC, EPIC, and EAC each had total adjusted capital above all regulatory action levels.
16. Accumulated Other Comprehensive Income, Net
Accumulated other comprehensive income, net, is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	Years Ended December 31,
	2015	2014
	(in millions)
Net unrealized gain on investments, before taxes	$128.6	$164.5
Deferred tax expense on net unrealized gains	(45.0)	(57.6)
Total accumulated other comprehensive income, net	$83.6	$106.9
17. Employee Benefit and Retirement Plans
The Company maintains a 401(k) defined contribution plan covering all eligible Company employees (the Employers 401(k) Plan). Under the Employers 401(k) Plan, the Company's safe harbor matching consists of 100% matching contribution on salary deferrals up to 3% of compensation and then 50% matching contribution on salary deferrals from 3% to 5% of compensation. The

Company's contribution to the Employers 401(k) Plan was $1.8 million, $1.7 million, and $1.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.
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
The following table presents the net income and the weighted average shares outstanding used in the earnings per share common share calculations.

	Years Ended December 31,
	2015	2014	2013
	(in millions, except share data)
Net income available to stockholders–basic and diluted	$94.4	$100.7	$63.8
Weighted average number of shares outstanding–basic	32,070,911	31,529,621	31,142,534
Effect of dilutive securities:
Stock options	286,764	223,811	464,334
PSUs	155,768	264,511	177,040
RSUs	48,010	51,126	154,259
Dilutive potential shares	490,542	539,448	795,633
Weighted average number of shares outstanding–diluted	32,561,453	32,069,069	31,938,167
Diluted earnings per share excludes outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options, PSUs and RSUs that were excluded from diluted earnings per share.

	Years Ended December 31,
	2015	2014	2013
Options excluded as the exercise price was greater than the average market price	20,200	173,247	—
Options, PSUs and RSUs excluded under the treasury method, as the potential proceeds on settlement or exercise was greater than the value of shares acquired	257,405	260,171	162,800
19. Selected Quarterly Financial Data (Unaudited)
Quarterly results for the years ended December 31, 2015 and 2014 were as follows:

	2015 Quarters Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
Net premiums earned	$159.0	$170.6	$179.0	$181.8
Net realized gains (losses) on investments	1.2	1.9	2.0	(15.8)
Losses and loss adjustment expenses	106.2	101.5	115.8	105.9
Commission expense	18.7	22.9	21.0	22.8
Underwriting and other operating expenses	33.5	32.5	31.6	37.6
Income tax expense (benefit)	4.1	4.1	5.9	(9.1)
Net income	14.0	29.2	24.5	26.7
Earnings per common share:
Basic	0.44	0.91	0.76	0.83
Diluted	0.43	0.90	0.75	0.82

	2014 Quarters Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
Net premiums earned	$167.2	$172.6	$172.1	$172.6
Net realized gains on investments	3.3	9.2	1.8	2.0
Losses and loss adjustment expenses	122.3	98.5	122.4	110.2
Commission expense	20.0	20.4	20.6	20.4
Underwriting and other operating expenses	33.3	33.1	31.9	30.9
Income tax expense	1.3	2.0	1.3	1.3
Net income	10.8	45.6	15.2	29.1
Earnings per common share:
Basic	0.34	1.45	0.48	0.92
Diluted	0.34	1.42	0.47	0.91
Fourth Quarter Adjustments
The fourth quarter of 2015 was impacted by two changes in estimates: (1) favorable prior accident year loss development of $8.5 million, which included $9.0 million of favorable prior accident year loss development on the Company's voluntary risk business, partially offset by $0.5 million of unfavorable loss development related to assigned risk business, that increased net income by $8.5 million or $0.26 per basic and diluted share; and (2) a $36.9 million reallocation of reserves from non-taxable periods prior to January 1, 2000 to taxable years, which reduced our effective tax rate by 65.3 percentage points, resulting in an increase to net income of $11.5 million, or $0.36 and $0.35 per basic and diluted share, respectively.
The fourth quarter of 2014 was impacted by two changes in estimates, including: (1) a favorable LPT Reserve Adjustment, which reduced the Company's losses and LAE by $8.8 million, and increased net income by $8.8 million, or $0.28 and $0.27 per basic and diluted share, respectively; and (2) an LPT Contingent Commission Adjustment, which reduced the Company's losses and LAE by $2.9 million, resulting in an increase to net income of $2.9 million, or $0.09 per basic and diluted share. See Note 2.
20. Subsequent Events
Each of the Company's insurance subsidiaries, EICN, ECIC, EPIC, and EAC, became a member of the Federal Home Loan Bank of San Francisco (FHLB) in January 2016. Membership allows each subsidiary access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken are dependent on statutory admitted assets on a per company basis. Currently, none of the Company's subsidiaries has advances outstanding under the FHLB facility.
On February 16, 2016, the Board of Directors authorized a share repurchase program for up to $50.0 million of the Company's common stock from February 22, 2016 through February 22, 2018 (the 2016 Program). The Company expects that shares of common stock may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2016 Program may be commenced, modified, or suspended from time-to-time without prior notice.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2015.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by Item 10 with respect to our executive officers and key employees is included under the caption “Executive Officers of the Registrant” in our Proxy Statement for the 2016 Annual Meeting and is incorporated herein by reference.
The information required by Item 10 with respect to our Directors is included under the caption “Election of Directors” in our Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to our audit committee and our audit committee financial expert is included under the caption “The Board of Directors and its Committees - Audit Committee” in our Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by Item 11 is included under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by Item 12 is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis” in our Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Equity and Incentive Plan
The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2015. We do not have any plans not approved by our stockholders. Our equity compensation plans are discussed further in Note 14 in the Notes to our Consolidated Financial Statements, which are included herein.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercised price of outstanding options, warrants, and rights	(c) Number of securities remaining available for further issuance under compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,121,545	$18.31	3,297,915
Equity compensation plans not approved by stockholders	—	—	—
Total	1,121,545	$18.31	3,297,915
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is included under the caption “Audit Matters” in our Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following consolidated financial statements are filed in Item 8 of Part II of this report:

Page
Report of Independent Registered Public Accounting Firm	48
Consolidated Balance Sheets as of December 31, 2015 and 2014	49
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2015	50
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2015	51
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2015	52
Notes to Consolidated Financial Statements	53

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	78
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	82

Pursuant to Rule 7-05 of Regulation S-X, Schedules I, III, IV, and V have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

Schedule II. Condensed Financial Information of Registrant

Employers Holdings, Inc.

Condensed Balance Sheets

	December 31,
	2015	2014
	(in thousands, except share data)
Assets
Investments:
Investment in subsidiaries	$647,100	$567,100
Investment in fixed maturity securities available-for-sale (amortized cost $40,200 in 2015 and $83,300 in 2014)	42,200	86,700
Equity securities at fair value (amortized cost $46,000 in 2015 and $48,600 in 2014)	51,600	58,600
Total investments	740,900	712,400

Cash and cash equivalents	1,400	10,900
Restricted cash and cash equivalents	—	4,600
Intercompany receivable	200	300
Federal income taxes receivable	1,700	6,600
Deferred income taxes, net	20,600	13,900
Other assets	1,500	1,900
Total assets	$766,300	$750,600

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$5,200	$3,800
Notes payable	—	60,000
Other liabilities	300	—
Total liabilities	5,500	63,800

Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized 55,589,454 and 54,866,802 shares issued and 32,216,480 and 31,493,828 shares outstanding at December 31, 2015 and 2014, respectively	600	600
Preferred stock, $0.01 par value; 25,000,000 shares authorized non-issued	—	—
Additional paid-in capital	357,200	346,600
Retained earnings	682,000	595,300
Accumulated other comprehensive income, net	83,600	106,900
Treasury stock, at cost (23,372,974 shares at December 31, 2015 and 2014)	(362,600)	(362,600)
Total stockholders' equity	760,800	686,800
Total liabilities and stockholders' equity	$766,300	$750,600

See accompanying notes.

Employers Holdings, Inc.

Condensed Statements of Income

	Years Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Revenues
Net investment income	$4,000	$5,200	$6,000
Realized gains on investments	2,400	5,800	4,300
Total revenues	6,400	11,000	10,300

Expenses
Other operating expenses	13,800	13,500	12,000
Interest expense	1,100	1,400	1,600
Total expenses	14,900	14,900	13,600

Loss before income taxes and equity in earnings of subsidiary	(8,500)	(3,900)	(3,300)
Income tax benefit	(3,300)	(2,600)	(1,500)
Net loss before equity in earnings of subsidiary	(5,200)	(1,300)	(1,800)
Equity in net income of subsidiary	99,600	102,000	65,600
Net income	$94,400	$100,700	$63,800

Earnings per common share for the stated periods (Note 18):
Basic	$2.94	$3.19	$2.05
Diluted	$2.90	$3.14	$2.00

Cash dividends declared per common share	$0.24	$0.24	$0.24

See accompanying notes.

Employers Holdings, Inc.

Condensed Statement of Cash Flows

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Operating activities
Net income	$94,400	$100,700	$63,800
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiary	(99,600)	(102,000)	(65,600)
Realized gains on investments	(2,400)	(5,800)	(4,300)
Stock-based compensation	4,600	6,000	5,600
Excess tax benefits from stock-based compensation	(1,200)	(1,200)	—
Amortization of premium or investments, net	900	1,000	1,300
Deferred income tax expense	(4,600)	(2,300)	(500)
Change in operating assets and liabilities:
Accounts payable and accrued expenses and other liabilities	1,700	1,200	(1,700)
Federal income taxes	4,900	800	(1,800)
Other assets	400	900	200
Intercompany payable/receivable	100	(1,400)	5,600
Other	1,200	1,000	—
Net cash provided by (used in) operating activities	400	(1,100)	2,600

Investing activities
Purchase of fixed maturity securities	(21,600)	(12,000)	(29,500)
Purchase of equity securities	(19,000)	(20,700)	(23,600)
Proceeds from sale of fixed maturity securities	18,300	4,100	35,500
Proceeds from maturities and redemptions of investments	45,500	32,600	17,600
Proceeds from sale of equity securities	24,000	20,600	15,500
Cash dividends received from subsidiary	—	—	3,600
Capital contributions to subsidiary	—	—	(44,000)
Change in restricted cash equivalents	4,600	(4,100)	(400)
Net cash provided by (used in) investing activities	51,800	20,500	(25,300)

Financing activities
Cash transactions related to stock-based compensation	4,800	1,500	6,500
Dividends paid to stockholders	(7,700)	(7,600)	(7,500)
Payments on notes payable	(60,000)	(10,000)	(10,000)
Excess tax benefits from stock-based compensation	1,200	1,200	—
Net cash used in financing activities	(61,700)	(14,900)	(11,000)

Net increase (decrease) in cash and cash equivalents	(9,500)	4,500	(33,700)
Cash and cash equivalents at the beginning of the period	10,900	6,400	40,100
Cash and cash equivalents at the end of the period	$1,400	$10,900	$6,400
See accompanying notes.

Employers Holdings, Inc.
Notes to Condensed Financial Statements

December 31, 2015
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
3. Investments
The amortized cost and estimated fair value of fixed maturity securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$14.6	$14.9
Due after one year through five years	15.6	16.1
Due after five years through ten years	3.3	3.7
Due after ten years	6.7	7.5
Total	$40.2	$42.2
At December 31, 2015, the fixed maturity securities had unrealized gains of $2.0 million which are included in accumulated comprehensive income, net in the accompanying condensed balance sheets.
During 2015, EHI purchased equity securities and utilized market quotations to determine their fair values.
4. Notes Payable
On December 28, 2010, EHI entered into a credit facility. See Note 11 of the Consolidated Financial Statements of Employers Holdings, Inc. and Subsidiaries included herein for a description of the terms of the Amended Credit Facility. Interest paid during the years ended December 31, 2015, 2014, and 2013 totaled $1.3 million, $1.4 million, and $1.6 million, respectively. In accordance with the terms of the contract, the remaining principal balance of $60.0 million was repaid on the credit facility during the fourth quarter of 2015.

5. Stock-Based Compensation
During 2015, EHI awarded 80,800 non-qualified stock options to officers, 112,048 RSUs to non-employee Directors and officers, and 110,000 PSUs to officers. During 2014, EHI awarded 141,744 non-qualified stock options to officers, 87,396 RSUs to non-employee Directors and officers, and 125,340 PSUs to officers. See Note 14 of the Consolidated Financial Statements of Employers Holdings, Inc. and Subsidiaries included herein for a detailed description of the stock-based compensation.

Schedule VI. Supplemental Information Concerning Property - Casualty Insurance Operations

Employers Holdings, Inc. and Subsidiaries
Consolidated Supplemental Information Concerning Property and Casualty Insurance Operations

Year Ended	Deferred Policy Acquisition Costs	Reserves For Unpaid Losses And LAE	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Related to Current Years	Losses and LAE Related to Prior Years (including LPT Amortization and Adj)	Amortization of Deferred Policy Acquisition Costs	Paid Losses And LAE (including LPT Amortization and Adj)	Net Premiums Written
(in millions)
2015	$44.3	$2,347.5	$308.9	$690.4	$72.2	$456.9	$(27.6)	$103.9	$410.2	$689.3
2014	44.6	2,369.7	310.8	684.5	72.4	503.8	(50.5)	102.7	340.6	687.6
2013	43.5	2,330.5	304.0	642.3	70.8	494.5	(31.0)	96.9	302.3	678.5
Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Employers Holdings, Inc.		10-K	001-33245	3.1	March 30, 2007
3.2	Amended and Restated Bylaws of Employers Holdings, Inc.		10-Q	001-33245	3.1	November 5, 2009
4.1	Form of Common Stock Certificate		S-1/A	333-139092	4.1	January 18, 2007
10.1	Quota Share Reinsurance Agreement, dated as of June 30, 1999, between State Industrial Insurance System of Nevada, D.B.A.: Employers Insurance Company of Nevada and the various Reinsurers as identified by the Interests and Liabilities Agreements attached thereto(1)		S-1/A	333-139092	10.1	January 18, 2007
10.2	Producer Agreement, dated as of May 1, 2005, between Employers Compensation Insurance Company and Automatic Data Processing Insurance Agency, Inc.(1)		S-1/A	333-139092	10.2	January 18, 2007
10.3	Joint Marketing and Network Access Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	333-139092	10.3	January 18, 2007
10.4	Joint Marketing and Network Access Agreement, dated as of July 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	333-139092	10.4	January 18, 2007
*10.5	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors		10-Q	001-33245	10.1	August 7, 2009
*10.6	Employment Agreement by and between Employers Holdings, Inc. and Ann W. Nelson, dated December 5, 2011 and the renewal term effective as of January 1, 2016		8-K	001-33245	10.1	December 8, 2011

*10.7	Employment Agreement by and between Employers Holdings, Inc. and John P. Nelson, dated December 5, 2011, and the renewal term effective as of January 1, 2016		8-K	001-33245	10.2	December 8, 2011
*10.8	Employment Agreement by and between Employers Holdings, Inc. and Lenard T. Ormsby, dated December 5, 2011 and the renewal term effective as of January 1, 2016		8-K	001-33245	10.3	December 8, 2011
*10.9	Employment Agreement by and between Employers Holdings, Inc. and Douglas D. Dirks, dated and the renewal term effective January 1, 2015		8-K	001-33245	10.1	May 11, 2012
*10.10	Employment Agreement dated August 20, 2013 and the renewal term effective January 1, 2016, by and between Employers Holdings, Inc. and Stephen V. Festa		8-K	001-33245	10.1	August 20, 2013
*10.11	Employment Agreement by and between Employers Holdings, Inc. and Terry Eleftheriou, dated November 3, 2014 and effective November 10, 2014		8-K	001-33245	10.1	November 6, 2014
*10.12	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement		10-Q	001-33245	10.1	April 30, 2015
*10.13	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement		10-Q	001-33245	10.2	April 30, 2015
*10.14	Employers Holdings, Inc. Equity and Incentive Plan Form of Stock Option Agreement		10-Q	001-33245	10.3	April 30, 2015
*10.15	Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan		8-K	001-3324	10.1	May 22, 2015
10.16	Third Amended and Restated Credit Agreement, dated December 30, 2010, between Employers Holdings, Inc. and Wells Fargo Bank, National Association		8-K	001-33245	10.1	December 30, 2010
10.17	Third Amended and Restated Revolving Line of Credit Note, dated December 30, 2010, between Employers Holdings Inc. and Wells Fargo Bank, National Association		8-K	001-33245	10.2	December 30, 2010
10.18	First Amendment to Third Amended and Restated Credit Agreement, dated December 31, 2013, between Employers Holdings, Inc. and Wells Fargo Bank, National Association		8-K	001-33245	10.1	January 3, 2014
21.1	Subsidiaries of Employers Holdings, Inc.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of Terry Eleftheriou Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of Terry Eleftheriou Pursuant to Section 906	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

Date:	February 19, 2016	EMPLOYERS HOLDINGS, INC.

		By:	/s/ Douglas D. Dirks
Name: Douglas D. Dirks
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Kolesar	Chairman of the Board	February 19, 2016
Robert J. Kolesar

/s/ Douglas D. Dirks	President and Chief Executive Officer, Director (Principal Executive Officer)	February 19, 2016
Douglas D. Dirks

/s/ Terry Eleftheriou	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2016
Terry Eleftheriou

/s/ Richard W. Blakey	Director	February 19, 2016
Richard W. Blakey

/s/ Prasanna G. Dhoré	Director	February 19, 2016
Prasanna G. Dhoré

/s/ Valerie R. Glenn	Director	February 19, 2016
Valerie R. Glenn

/s/ James R. Kroner	Director	February 19, 2016
James R. Kroner

/s/ Michael J. McSally	Director	February 19, 2016
Michael J. McSally

/s/ Ronald F. Mosher	Director	February 19, 2016
Ronald F. Mosher

/s/ Katherine W. Ong	Director	February 19, 2016
Katherine W. Ong

/s/ Michael D. Rumbolz	Director	February 19, 2016
Michael D. Rumbolz