Form 10-Q
period 2016-03-31
Employers Holdings, Inc.
filed 2016-04-28
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	April 21, 2016
Common Stock, $0.01 par value per share	32,441,521 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	As of	As of
	March 31, 2016	December 31, 2015
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $2,215,900 at March 31, 2016 and $2,221,100 at December 31, 2015)	$2,312,600	$2,288,500
Equity securities at fair value (cost $145,200 at March 31, 2016 and $137,500 at December 31, 2015)	207,600	198,700
Total investments	2,520,200	2,487,200
Cash and cash equivalents	70,800	56,600
Restricted cash and cash equivalents	4,200	2,500
Accrued investment income	19,600	20,600
Premiums receivable (less bad debt allowance of $9,600 at March 31, 2016 and $12,200 at December 31, 2015)	315,100	301,100
Reinsurance recoverable for:
Paid losses	7,900	7,700
Unpaid losses	621,400	628,200
Deferred policy acquisition costs	47,000	44,300
Deferred income taxes, net	55,500	67,900
Property and equipment, net	23,000	24,900
Intangible assets, net	8,400	8,500
Goodwill	36,200	36,200
Contingent commission receivable—LPT Agreement	29,200	29,200
Other assets	38,300	40,900
Total assets	$3,796,800	$3,755,800

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,341,900	$2,347,500
Unearned premiums	323,700	308,900
Total claims and policy liabilities	2,665,600	2,656,400
Commissions and premium taxes payable	47,500	52,500
Accounts payable and accrued expenses	19,700	24,100
Deferred reinsurance gain—LPT Agreement	186,400	189,500
Notes payable	32,000	32,000
Other liabilities	41,900	40,500
Total liabilities	$2,993,100	$2,995,000
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 55,894,288 and 55,589,454 shares issued and 32,483,983 and 32,216,480 shares outstanding at March 31, 2016 and December 31, 2015, respectively	$600	$600
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	363,200	357,200
Retained earnings	700,100	682,000
Accumulated other comprehensive income, net	103,400	83,600
Treasury stock, at cost (23,410,305 shares at March 31, 2016 and 23,372,974 shares at December 31, 2015)	(363,600)	(362,600)
Total stockholders’ equity	803,700	760,800
Total liabilities and stockholders’ equity	$3,796,800	$3,755,800
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
	Three Months Ended
	March 31,
	2016	2015
Revenues	(unaudited)
Net premiums earned	$172,600	$159,000
Net investment income	17,800	16,900
Net realized gains on investments	1,500	1,200
Other income	100	100
Total revenues	192,000	177,200
Expenses
Losses and loss adjustment expenses	107,300	106,200
Commission expense	20,300	18,700
Underwriting and other operating expenses	36,300	33,500
Interest expense	400	700
Total expenses	164,300	159,100
Net income before income taxes	27,700	18,100
Income tax expense	6,700	4,100
Net income	$21,000	$14,000
Comprehensive income
Unrealized gains during the period (net of tax expense of $11,200 and $5,000 for the three months ended March 31, 2016 and 2015, respectively)	$20,800	$9,200
Reclassification adjustment for realized gains in net income (net of taxes of $500 and $400 for the three months ended March 31, 2016 and 2015, respectively)	(1,000)	(800)
Other comprehensive income, net of tax	19,800	8,400
Total comprehensive income	$40,800	$22,400

Net realized gains on investments
Net realized gains on investments before credit related impairments	$6,800	$1,200
Other than temporary impairment recognized in earnings	(5,300)	—
Net realized gains on investments	$1,500	$1,200

Earnings per common share (Note 10):
Basic	$0.65	$0.44
Diluted	$0.64	$0.43
Cash dividends declared per common share	$0.09	$0.06
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Three Months Ended
	March 31,
	2016	2015
Operating activities	(unaudited)
Net income	$21,000	$14,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,200	1,700
Stock-based compensation	1,800	1,800
Amortization of premium on investments, net	3,700	3,200
Allowance for doubtful accounts	(2,600)	1,200
Deferred income tax expense	1,700	1,800
Realized gains on investments, net	(1,500)	(1,200)
Excess tax benefits from stock-based compensation	(800)	(600)
Other	100	400
Change in operating assets and liabilities:
Premiums receivable	(11,400)	(1,600)
Reinsurance recoverable for paid and unpaid losses	6,600	9,300
Federal income taxes	4,100	(1,600)
Unpaid losses and loss adjustment expenses	(5,600)	600
Unearned premiums	14,800	13,800
Accounts payable, accrued expenses and other liabilities	(4,000)	(1,400)
Deferred reinsurance gain—LPT Agreement	(3,100)	(2,900)
Contingent commission receivable—LPT Agreement	—	(200)
Other	(6,200)	(13,400)
Net cash provided by operating activities	20,800	24,900
Investing activities
Purchase of fixed maturity securities	(102,500)	(168,000)
Purchase of equity securities	(32,600)	(8,000)
Proceeds from sale of fixed maturity securities	42,400	—
Proceeds from sale of equity securities	26,300	8,200
Proceeds from maturities and redemptions of investments	61,500	85,100
Capital expenditures	(200)	(900)
Change in restricted cash and cash equivalents	(1,700)	2,400
Net cash used in investing activities	(6,800)	(81,200)
Financing activities
Acquisition of treasury stock	(1,000)	—
Cash transactions related to stock-based compensation	3,400	(300)
Dividends paid to stockholders	(2,900)	(1,900)
Payments on notes payable and capital leases	(100)	(100)
Excess tax benefits from stock-based compensation	800	600
Net cash provided by (used in) financing activities	200	(1,700)
Net increase (decrease) in cash and cash equivalents	14,200	(58,000)
Cash and cash equivalents at the beginning of the period	56,600	103,600
Cash and cash equivalents at the end of the period	$70,800	$45,600
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
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are the estimate of unpaid losses and loss adjustment expenses (LAE), evaluation of reinsurance recoverables, recognition of premium revenue, deferred income taxes, and investments.
Reclassifications
Certain prior period information has been reclassified to conform to the current period presentation.
2. New Accounting Standards
In January 2016, the FASB issued ASU Number 2016-01, Financial Instruments - Overall (Subtopic 825-10). This update replaces the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and requires equity securities to be measured at fair value with changes in fair value recognized through net income. Additionally, this update eliminates the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. It requires financial instruments to be measured at fair value using the exit price notion. Furthermore, this update clarifies that an evaluation of deferred tax assets related to available-for-sale securities is needed, in combination with an evaluation of other deferred tax assets, to determine if a valuation allowance is required. This update becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has determined that at March 31, 2016, adoption of this guidance would result in a $62.4 million reclassification adjustment, net of tax, between retained earnings and accumulated other comprehensive income. The Company has not yet estimated the full impact that the adoption will have on its consolidated statement of comprehensive income.
In February 2016, the FASB issued ASU Number 2016-02, Leases (Topic 842). This update provides guidance on a new lessee model that includes the recognition of assets and liabilities arising from lease transactions on the balance sheet. Additionally, the update provides clarity on the definition of a lease and the distinction between finance and operating leases. Furthermore, the update requires certain qualitative and quantitative disclosures pertaining to the amounts recorded in the financial statements. This update becomes effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. The Company has not yet estimated the full impact that the adoption will have on its consolidated financial condition and results of operations.
In March 2016, the FASB issued ASU Number 2016-09, Compensation - Stock Compensation (Topic 718). This update simplifies several aspects of the accounting for share based-payment award transactions including income taxes and classification of awards on the balance sheet and on the statement of cash flows. This update becomes effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016 and early adoption is permitted. The Company has not yet estimated the full impact that the adoption will have on its consolidated financial condition and results of operations.
3. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Investments	$2,520.2	$2,520.2	$2,487.2	$2,487.2
Cash and cash equivalents	70.8	70.8	56.6	56.6
Restricted cash and cash equivalents	4.2	4.2	2.5	2.5
Financial liabilities
Notes payable	$32.0	$32.2	$32.0	$36.6
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
The Company's estimates of fair value for financial liabilities are based on the interest rates for notes with similar durations to discount the projection of future payments on notes payable. The fair value measurements for notes payable have been determined to be Level 2.
The following table presents the items on the accompanying consolidated balance sheets that are stated at fair value and the corresponding fair value measurements.

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities
U.S. Treasuries	$—	$130.6	$—	$—	$120.2	$—
U.S. Agencies	—	24.4	—	—	24.4	—
States and municipalities	—	863.3	—	—	854.5	—
Corporate securities	—	940.1	—	—	925.3	—
Residential mortgage-backed securities	—	244.0	—	—	237.9	—
Commercial mortgage-backed securities	—	80.1	—	—	80.3	—
Asset-backed securities	—	30.1	—	—	45.9	—
Total fixed maturity securities	$—	$2,312.6	$—	$—	$2,288.5	$—
Equity securities
Corporate equity securities	$202.3	$—	$—	$198.7	$—	$—
Federal Home Loan Bank stock	$—	$—	$5.3	$—	$—	$—
Total equity securities	$202.3	$—	$5.3	$198.7	$—	$—

The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs for the three months ended March 31, 2016.

Equity Securities
(in millions)
Beginning balance, January 1, 2016	$—
Purchases, issuances, settlements, net	5.3
Ending balance, March 31, 2016	$5.3
Each of the Company's operating subsidiaries is a member of the Federal Home Loan Bank (FHLB) of San Francisco. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds advanced. Investment in FHLB stock is recorded at cost, as purchases and sales of these securities are at par value with the issuer. The stock is considered a restricted security and is periodically evaluated for impairment based on the ultimate recovery of par value. Due to the nature of FHLB stock, its carrying value approximates fair value.
4. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At March 31, 2016
Fixed maturity securities
U.S. Treasuries	$125.1	$5.5	$—	$130.6
U.S. Agencies	23.0	1.4	—	24.4
States and municipalities	810.8	52.5	—	863.3
Corporate securities	912.9	32.4	(5.2)	940.1
Residential mortgage-backed securities	235.2	8.9	(0.1)	244.0
Commercial mortgage-backed securities	78.9	1.3	(0.1)	80.1
Asset-backed securities	30.0	0.1	—	30.1
Total fixed maturity securities	2,215.9	102.1	(5.4)	2,312.6
Equity securities
Corporate equity securities	139.9	63.9	(1.5)	202.3
Federal Home Loan Bank stock	5.3	—	—	5.3
Total equity securities	145.2	63.9	(1.5)	207.6
Total investments	$2,361.1	$166.0	$(6.9)	$2,520.2

At December 31, 2015
Fixed maturity securities
U.S. Treasuries	$116.4	$3.9	$(0.1)	$120.2
U.S. Agencies	23.0	1.4	—	24.4
States and municipalities	809.4	45.1	—	854.5
Corporate securities	913.4	19.9	(8.0)	925.3
Residential mortgage-backed securities	231.8	7.1	(1.0)	237.9
Commercial mortgage-backed securities	81.1	0.2	(1.0)	80.3
Asset-backed securities	46.0	—	(0.1)	45.9
Total fixed maturity securities	2,221.1	77.6	(10.2)	2,288.5
Equity securities
Corporate equity securities	137.5	65.8	(4.6)	198.7
Equity securities	137.5	65.8	(4.6)	198.7
Total investments	$2,358.6	$143.4	$(14.8)	$2,487.2

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$132.8	$134.4
Due after one year through five years	869.8	902.0
Due after five years through ten years	612.3	647.1
Due after ten years	256.9	274.9
Mortgage and asset-backed securities	344.1	354.2
Total	$2,215.9	$2,312.6
The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in millions, except number of issues data)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$—	$—	—	$27.4	$(0.1)	20
Corporate securities	67.2	(2.5)	28	328.4	(4.7)	122
Residential mortgage-backed securities	—	—	—	50.5	(0.8)	24
Commercial mortgage-backed securities	7.3	(0.1)	2	51.5	(1.0)	22
Asset-backed securities	—	—	—	34.1	—	27
Total fixed maturity securities	74.5	(2.6)	30	491.9	(6.6)	215
Equity securities	30.3	(1.5)	39	35.8	(4.6)	45
Total less than 12 months	$104.8	$(4.1)	69	$527.7	$(11.2)	260

12 months or greater:
Fixed maturity securities
Corporate securities	$33.5	$(2.7)	17	$34.6	$(3.3)	15
Residential mortgage-backed securities	20.9	(0.1)	23	7.1	(0.2)	25
Asset-backed securities	—	—	—	11.1	(0.1)	4
Total fixed maturity securities	54.4	(2.8)	40	52.8	(3.6)	44
Total 12 months or greater	$54.4	$(2.8)	40	$52.8	$(3.6)	44

Total available-for-sale:
Fixed maturity securities
U.S. Treasuries	$—	$—	—	$27.4	$(0.1)	20
Corporate securities	100.7	(5.2)	45	363.0	(8.0)	137
Residential mortgage-backed securities	20.9	(0.1)	23	57.6	(1.0)	49
Commercial mortgage-backed securities	7.3	(0.1)	2	51.5	(1.0)	22
Asset-backed securities	—	—	—	45.2	(0.1)	31
Total fixed maturity securities	128.9	(5.4)	70	544.7	(10.2)	259
Equity securities	30.3	(1.5)	39	35.8	(4.6)	45
Total available-for-sale	$159.2	$(6.9)	109	$580.5	$(14.8)	304

Based on reviews of the fixed maturity securities, the Company determined that unrealized losses for the three months ended March 31, 2016 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above amortized cost, or maturity.
Based on reviews of the equity securities, the Company recognized a total impairment of $5.3 million in the fair value of 32 equity securities for the three months ended March 31, 2016, as a result of the Company's intent to sell and/or the severity and duration of the change in fair value of the securities. The remaining unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers. The other-than-temporary impairment of equity securities during the first quarter of 2016 was primarily due to the continued downturn in the energy sector.
Net realized gains on investments and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended
	March 31,
	2016	2015
	(in millions)
Net realized gains on investments
Fixed maturity securities
Gross gains	$0.2	$—
Gross losses	(0.1)	—
Net realized gains on fixed maturity securities	$0.1	$—
Equity securities
Gross gains	$7.2	$1.5
Gross losses	(5.8)	(0.3)
Net realized gains on equity securities	$1.4	$1.2
Total	$1.5	$1.2

Change in unrealized gains (losses)
Fixed maturity securities	$29.3	$14.1
Equity securities	1.2	(1.2)
Total	$30.5	$12.9
Net investment income was as follows:

	Three Months Ended
	March 31,
	2016	2015
	(in millions)
Fixed maturity securities	$16.7	$16.4
Equity securities	1.9	1.1
Gross investment income	18.6	17.5
Investment expenses	(0.8)	(0.6)
Net investment income	$17.8	$16.9
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with certain states in which it does business. As of March 31, 2016 and December 31, 2015, securities having a fair value of $1,032.3 million and $881.2 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the types of securities that are eligible for deposit.
Certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at March 31, 2016 and December 31, 2015 was $32.9 million and $32.7 million, respectively.

5. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rates for the periods presented.

	Three Months Ended
	March 31,
	2016	2015
Expense computed at statutory rate	35.0%	35.0%
Dividends received deduction and tax-exempt interest	(8.2)	(8.8)
LPT deferred gain amortization	(3.2)	(4.2)
Other	0.6	0.5
Effective tax rate	24.2%	22.5%
6. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended
	March 31,
	2016	2015
	(in millions)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,347.5	$2,369.7
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	628.2	669.5
Net unpaid losses and LAE at beginning of period	1,719.3	1,700.2
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	110.7	107.6
Prior periods	(0.3)	1.7
Total net losses and LAE incurred during the period	110.4	109.3
Paid losses and LAE, net of reinsurance, related to:
Current period	4.7	4.1
Prior periods	104.5	98.1
Total net paid losses and LAE during the period	109.2	102.2
Ending unpaid losses and LAE, net of reinsurance	1,720.5	1,707.3
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	621.4	663.0
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,341.9	$2,370.3
Total net losses and LAE included in the above table excludes the impact of the aggregate of amortization of the deferred reinsurance gain—LPT Agreement, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments, which totaled $3.1 million for the three months ended March 31, 2016 and 2015 (Note 7).
The change in the estimates of incurred losses and LAE attributable to insured events for prior periods was related to the Company's assigned risk business.
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

The Company amortized $3.1 million and $2.9 million of the Deferred Gain for the three months ended March 31, 2016 and 2015, respectively. Additionally, the Deferred Gain was reduced by $0.2 million for the three months ended March 31, 2015, due to a favorable LPT Contingent Commission Adjustment. The remaining Deferred Gain was $186.4 million and $189.5 million as of March 31, 2016 and December 31, 2015, respectively. The estimated remaining liabilities subject to the LPT Agreement were $490.8 million and $498.0 million as of March 31, 2016 and December 31, 2015, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $702.4 million and $695.2 million from inception through March 31, 2016 and December 31, 2015, respectively.
8. Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income, net, is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	March 31, 2016	December 31, 2015
	(in millions)
Net unrealized gain on investments, before taxes	$159.1	$128.6
Deferred tax expense on net unrealized gains	(55.7)	(45.0)
Total accumulated other comprehensive income, net	$103.4	$83.6
9. Stock-Based Compensation
The Company awarded stock options, restricted stock units (RSUs) and performance share units (PSUs) to certain officers of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Weighted Average Exercise Price	Aggregate Fair Value on Date of Grant
				(in millions)
March 2016
Stock options(1)	67,431	$8.38	$27.72	$0.6
RSUs(1)	80,816	27.72	—	2.2
PSUs(2)	97,236	27.72	—	2.7

(1)
The stock options and RSUs awarded in March 2016 were awarded to certain officers of the Company and vest 25% on March 15, 2017, and each of the subsequent three anniversaries of that date. The stock options and RSUs are subject to accelerated vesting in certain circumstances, including but not limited to: death, disability, retirement, or in connection with change of control of the Company. The stock options expire seven years from the date of grant.

(2)
The PSUs awarded in March 2016 were awarded to certain officers of the Company and have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The value shown in the table represents the aggregate number of PSUs awarded at the target level.

A total of 262,239 and 463,466 stock options were exercised during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively.

10. Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing income applicable to stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilutive impact of all convertible securities on earnings per share. Diluted earnings per share includes shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if outstanding RSUs and PSUs had vested and options were to be exercised. The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended
	March 31,
	2016	2015
	(in millions, except share data)
Net income available to stockholders—basic and diluted	$21.0	$14.0
Weighted average number of shares outstanding—basic	32,413,818	31,740,923
Effect of dilutive securities:
PSUs	139,033	322,850
Stock options	238,582	310,899
RSUs	71,517	79,392
Dilutive potential shares	449,132	713,141
Weighted average number of shares outstanding—diluted	32,862,950	32,454,064
Diluted earnings per share excludes outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options, PSUs, and RSUs that were excluded from diluted earnings per share.

	Three Months Ended
	March 31,
	2016	2015
Options, PSUs and RSUs excluded under the treasury method as the potential proceeds on settlement or exercise price were greater than the value of shares acquired	80,800	267,444

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to “we,” “us,” “our,” “the Company,” or similar terms refer to Employers Holdings, Inc. (EHI), together with its subsidiaries. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2015 (Annual Report).
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. You should not place undue reliance on these statements, which speak only as of the date of this report. Forward-looking statements include those related to our expected financial position, business, financing plans, litigation, future premiums, revenues, earnings, pricing, investments, business relationships, strategic initiatives, expected losses, loss experience, loss reserves, acquisitions, competition, the impact of changes in interest rates, rate increases with respect to our business, and the insurance industry in general. Statements including words such as “expect,” “intend,” “plan,” “believe,” “estimate,” “may,” “anticipate,” “will,” or similar statements of a future or forward-looking nature identify forward-looking statements.
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
We target small businesses, as we believe that this market is traditionally characterized by fewer competitors, more attractive pricing, and stronger persistency when compared to the U.S. workers’ compensation insurance industry in general. We believe we are able to price our policies at levels that are competitive and profitable over the long term. Our underwriting approach is to consistently underwrite small business accounts at appropriate and competitive prices without sacrificing long-term profitability and stability for short-term top-line revenue growth.
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

Results of Operations
A primary measure of our performance is our ability to increase our Adjusted stockholders' equity over the long term. The following table shows a reconciliation of our stockholders' equity on a GAAP basis to our Adjusted stockholders' equity and the number of common shares outstanding.

	March 31, 2016	December 31, 2015
	(in millions, except share data)
GAAP stockholders' equity	$803.7	$760.8
Deferred reinsurance gain–LPT Agreement	186.4	189.5
Less: Accumulated other comprehensive income, net	103.4	83.6
Adjusted stockholders' equity(1)	$886.7	$866.7
Common shares outstanding	32,483,983	32,216,480

(1)
Adjusted stockholders' equity is a non-GAAP measure that is defined as total stockholders' equity plus the Deferred reinsurance gain–LPT Agreement (Deferred Gain), less Accumulated other comprehensive income, net. We believe that Adjusted stockholders' equity is an important supplemental measure of our capital position.

Overall, net income was $21.0 million and $14.0 million for three months ended March 31, 2016 and 2015, respectively. We recognized underwriting income of $8.7 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned.
The comparative components of net income are set forth in the following table:

	Three Months Ended
	March 31,
	2016	2015
	(in millions)
Gross premiums written	$190.7	$174.0
Net premiums written	188.7	171.9

Net premiums earned	$172.6	$159.0
Net investment income	17.8	16.9
Net realized gains on investments	1.5	1.2
Other income	0.1	0.1
Total revenues	192.0	177.2

Losses and LAE	107.3	106.2
Commission expense	20.3	18.7
Underwriting and other operating expenses	36.3	33.5
Interest expense	0.4	0.7
Income tax expense	6.7	4.1
Total expenses	171.0	163.2
Net income	$21.0	$14.0
Less amortization of the Deferred Gain related to losses	$2.6	$2.4
Less amortization of the Deferred Gain related to contingent commission	0.5	0.5
Less impact of LPT Contingent Commission Adjustments(1)	—	0.2
Net income before impact of the LPT Agreement(2)	$17.9	$10.9

(1)
Any adjustment to the contingent profit commission under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is recognized in losses and LAE incurred in the Consolidated Statements of Comprehensive Income, such that the Deferred Gain reflects the balance that would have existed had the revised contingent profit commission been recognized at the inception of the LPT Agreement (LPT Contingent Commission Adjustments).

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
Gross Premiums Written
Gross premiums written is the sum of both direct premiums written and assumed premiums written before the effect of ceded reinsurance. Gross premiums written increased 9.6% for the three months ended March 31, 2016, compared to the same period of 2015. The difference was primarily the result of a $13.5 million increase in our final audit premiums, year-over-year. Additionally, we saw growth in premiums written year-over-year, particularly in states outside California, which was partially offset by declines in premium in the LA Area of California, as we continue to focus on profitable classes of business.
Net Premiums Earned
Net premiums earned are those portions of the premiums that apply to the expired portions of the policies in force. Net premiums earned are recognized as revenue. Net premiums earned increased 8.6% for the three months ended March 31, 2016, compared to the same period of 2015. The difference was primarily the result of a $13.5 million increase in our final audit premiums, year-over-year. Additionally, we saw growth in premiums earned year-over-year, particularly in states outside California, driven by our effort to diversify our risk exposure across our markets and target profitable classes of business across all of our markets. Fifty-seven percent of our in-force premiums were generated in California and no other state represented a significant concentration of business as of March 31, 2016.
The following table shows the percentage change in our in-force premiums, policy count, average policy size, payroll exposure upon which our premiums are based, and net rate overall and for California:

	As of March 31, 2016
	Year-to-Date Increase (Decrease)			Year-Over-Year Increase (Decrease)
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	0.6%	0.1%	1.3%	(0.4)%	(3.6)%	4.1%
In-force policy count	0.7	(0.5)	2.1	0.6	(4.5)	6.6
Average in-force policy size	(0.1)	0.6	(0.7)	(1.0)	0.9	(2.4)
In-force payroll exposure	1.1	1.4	0.9	2.8	(0.6)	4.8
Net rate(1)	(0.4)	(1.3)	0.4	(3.1)	(3.0)	(0.7)

(1)
Net rate, defined as total in-force premiums divided by total insured payroll exposure, is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Our in-force premiums and policy count in California declined 3.6% and 4.5%, respectively, year-over-year as of March 31, 2016, while our in-force premiums and policy count in all other states increased 4.1% and 6.6%, respectively, during the same period, as we continued to diversify our risk exposure across our markets.
Our net rate (total in-force premiums divided by total insured payroll exposure) in California decreased 3.0% year-over-year as of March 31, 2016, as we continued to diversify our premiums in California by territory and targeted profitable classes of business. Net rate is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Our in-force premiums and number of policies in-force for California and all other states combined were as follows:

	March 31, 2016		December 31, 2015		March 31, 2015		December 31, 2014
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$352.5	43,843	$352.2	44,080	$365.7	45,915	$370.8	47,093
Other	270.8	41,252	267.3	40,416	260.2	38,689	257.1	38,209
Total	$623.3	85,095	$619.5	84,496	$625.9	84,604	$627.9	85,302
Our alternative distribution channels that utilize partnerships and alliances generated $150.3 million and $146.8 million, or 24.1% and 23.5%, of our in-force premiums as of March 31, 2016 and 2015, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnerships and alliances.
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
Net investment income increased 5.3% for the three months ended March 31, 2016, compared to the same period of 2015. The average pre-tax book yield on invested assets was 3.2% and 3.1% at March 31, 2016 and 2015, respectively. The tax-equivalent yield on invested assets was 3.8% at both March 31, 2016 and 2015. The increased net investment income for the three months ended March 31, 2016 was primarily related to higher pre-tax book yield year-over-year, attributable to increased investments in high-yield equity securities.
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
Net realized gains on investments were $1.5 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively. Net realized gains on investments during the first quarter of 2016 were the result of $6.8 million in gains related to the sale of equity securities as part of a regular rebalancing of our equity investment portfolio and to meet cash needs at the holding company, partially offset by $5.3 million in other-than-temporary impairments of certain equity securities due to our intent to sell certain securities and the continued downturn in the energy sector.
Additional information regarding our Investments is set forth under “—Liquidity and Capital Resources—Investments.”
Combined Ratio
The combined ratio, a key measurement of underwriting profitability, is the sum of the loss and LAE ratio, the commission expense ratio, and the underwriting and other operating expenses ratio. When the combined ratio is below 100%, we have recorded underwriting income, and conversely, when the combined ratio is greater than 100%, we have recorded an underwriting loss and cannot be profitable without investment income. Because we have only one operating segment, holding company expenses are included in our calculation of the combined ratio and increased the combined ratio by 1.9 and 2.3 percentage points for the three months ended March 31, 2016 and 2015, respectively.
The following table provides the calculation of our calendar period combined ratios.

	Three Months Ended
	March 31,
	2016	2015
Loss and LAE ratio	62.2%	66.8%
Underwriting and other operating expenses ratio	21.0	21.1
Commission expense ratio	11.8	11.7
Combined ratio	95.0%	99.6%

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
Our loss and LAE ratio decreased 4.6 percentage points, while the amount of our losses and LAE increased 1.0% for the three months ended March 31, 2016, compared to the same period of 2015. The decrease in our loss and LAE ratio was primarily due to a decrease in the current accident year loss estimate.
Our current accident year loss estimates were 64.1% and 67.7% for the three months ended March 31, 2016 and 2015, respectively. The decrease in our current accident year loss estimate reflects the impact of key business initiatives, including but not limited to: emphasizing the settlement of open claims; diversifying our risk exposure across our markets; non-renewing underperforming business; and targeting profitable classes of business across all of our markets. In addition, we have increased rates in the LA Area in California limiting our growth in that territory, while we continue to grow in other territories in California and outside California. Prior accident year favorable (unfavorable) loss development was $0.3 million and $(1.7) million for the three months ended March 31, 2016 and 2015, respectively. Prior accident year loss development was related to our assigned risk business.
Excluding the impact from the LPT Agreement, losses and LAE would have been $110.4 million and $109.3 million, or 64.0% and 68.7% of net premiums earned, for the the three months ended March 31, 2016 and 2015, respectively.
The table below reflects losses and LAE reserve adjustments and the impact of the LPT on net income before taxes.

	Three Months Ended
	March 31,
	2016	2015
	(in millions)
Prior accident year favorable (unfavorable) loss development, net	$0.3	$(1.7)
Amortization of the Deferred Gain related to losses	$2.6	$2.4
Amortization of the Deferred Gain related to contingent commission	0.5	0.5
Impact of LPT Contingent Commission Adjustments	—	0.2
Total impact of the LPT on losses and LAE	3.1	3.1
Total losses and LAE reserve adjustments	$3.4	$1.4
Underwriting and Other Operating Expenses Ratio. The underwriting and other operating expenses ratio is the ratio of underwriting and other operating expenses to net premiums earned and measures an insurance company's operational efficiency in producing, underwriting, and administering its insurance business.
Underwriting and other operating expenses are those costs that we incur to underwrite and maintain the insurance policies we issue, excluding commission. These expenses include premium taxes and certain other general expenses that vary with, and are primarily related to, producing new or renewal business. Other underwriting expenses include policyholder dividends, changes in estimates of future write-offs of premiums receivable, general administrative expenses such as salaries and benefits, rent, office supplies, depreciation, and all other operating expenses not otherwise classified separately. Policy acquisition costs are variable based on premiums earned. Other operating expenses are more fixed in nature and become a smaller percentage of net premiums earned as premiums increase.
Our underwriting and other operating expenses ratio was relatively flat for the three months ended March 31, 2016, compared to the same period of 2015. The amount of our underwriting and other operating expenses increased 8.4% for the three months ended March 31, 2016, compared to the same period of 2015. During the three months ended March 31, 2016 our premium taxes and assessments increased $1.4 million, and compensation-related expenses increased $1.2 million, compared to the same period of 2015.
Commission Expense Ratio. The commission expense ratio is the ratio of commission expense to net premiums earned and measures the cost of compensating agents and brokers for the business we have underwritten.
Commission expense includes direct commissions to our agents and brokers for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.

Our commission expense ratio was relatively flat for the three months ended March 31, 2016, compared to the same period of 2015, while our commission expense increased 8.6%, for the three months ended March 31, 2016, compared to the same period of 2015. The increase in commission expense for the three months ended March 31, 2016 was primarily due to increased net premiums earned.
Income Tax Expense
Income tax expense was $6.7 million and $4.1 million for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate was 24.2% and 22.5% for the three months ended March 31, 2016, and 2015, respectively. The increase in income tax expense was primarily due to increases in our projected annual net income before taxes.
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
The holding company had $33.2 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at March 31, 2016. Total cash and investments at the holding company was $85.6 million at March 31, 2016. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, investments, and dividends from our insurance subsidiaries.
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
Our insurance subsidiaries had $383.3 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at March 31, 2016. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events. On July 1, 2015, we entered into a reinsurance program that is effective through June 30, 2016. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in five layers of coverage. Our reinsurance coverage is $193.0 million in excess of our $7.0 million retention on a per occurrence basis, subject to certain exclusions. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized.
Various state laws and regulations require us to hold securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $1,032.3 million and $881.2 million were on deposit at March 31, 2016 and December 31, 2015, respectively. These laws and regulations govern both the amount and types of fixed maturity securities that are eligible for deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers was $32.9 million and $32.7 million at March 31, 2016 and December 31, 2015, respectively.
Sources of Liquidity
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate. For additional information regarding our cash flows, see Item 1, Unaudited Consolidated Statements of Cash Flows.

The table below shows our net cash flows for the three months ended:

	March 31,
	2016	2015
	(in millions)
Cash and cash equivalents provided by (used in):
Operating activities	$20.8	$24.9
Investing activities	(6.8)	(81.2)
Financing activities	0.2	(1.7)
Increase (Decrease) in cash and cash equivalents	$14.2	$(58.0)
Operating Cash Flows. Major components of net cash provided by operating activities for the three months ended March 31, 2016 included net premiums received of $176.0 million and investment income received of $22.5 million. These were partially offset by claims payments of $109.4 million (net of $7.8 million recovered from reinsurers), underwriting and other operating expenses paid of $46.1 million (including premium taxes paid of $12.1 million), and commissions paid of $21.2 million.
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
Investing Cash Flows. The major components of net cash used in investing activities for the three months ended March 31, 2016 and 2015 were the purchases of fixed maturity and equity securities, partially offset by proceeds from sales, maturities, and redemptions of investments.
Financing Cash Flows. Cash provided by financing activities for the three months ended March 31, 2016 was due to cash received related to the exercise of stock options during the quarter, offset by cash used to repurchase common stock and to pay dividends to stockholders.
The majority of cash used in financing activities for the three months ended 2015 was to pay dividends to stockholders.
Dividends. Dividends paid to stockholders were $2.9 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively. On April 27, 2016, the Board of Directors declared a $0.09 dividend per share, payable May 25, 2016, to stockholders of record on May 11, 2016.
Share Repurchases. On February 16, 2016, the Board of Directors authorized a share repurchase program for up to $50.0 million of our common stock from February 22, 2016 through February 22, 2018 (the 2016 Program). Through March 31, 2016, we repurchased a total of 37,331 shares of common stock under the 2016 Program at an average price of $27.88 per share, including commissions, for a total of $1.0 million.
Capital Resources
Our capital structure is comprised of outstanding debt and stockholders’ equity. As of March 31, 2016, our capital structure consisted of $32.0 million in surplus notes maturing in 2034, and $990.1 million of stockholders’ equity, plus the Deferred Gain. Outstanding debt was 3.1% of total capitalization, including the Deferred Gain, as of March 31, 2016.
Contractual Obligations and Commitments. The following table identifies our long-term debt and contractual obligations as of March 31, 2016.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$19.5	$5.0	$8.4	$5.4	$0.7
Purchased liabilities	6.4	3.2	3.1	0.1	—
Notes payable(1)	60.2	1.5	3.1	3.1	52.5
Capital leases	0.7	0.3	0.4	—	—
Losses and LAE reserves (2)(3)	2,341.9	380.7	476.5	272.1	1,212.6
Total contractual obligations	$2,428.7	$390.7	$491.5	$280.7	$1,265.8

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR rates plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of March 31, 2016. The interest rates range from 4.7% to 4.9%.

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

(3)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which are as follows for each of the periods presented above:

	Recoveries By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables for unpaid losses	$(621.4)	$(31.0)	$(58.7)	$(54.5)	$(477.2)
Investments
The cost or amortized cost of our investment portfolio was $2.4 billion and the fair value was $2.5 billion as of March 31, 2016.
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
As of March 31, 2016, our investment portfolio, which is classified as available-for-sale, consisted of 91.8% fixed maturity securities whose fair values may fluctuate due to prevailing market interest rates. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.2 at March 31, 2016. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "AA-," using ratings assigned by Standard & Poor's (S&P). Our fixed maturity securities portfolio had a weighted average quality of "AA-" as of March 31, 2016, with 57.9% of the portfolio rated "AA" or better, based on market value.
We carry our portfolio of equity securities on our balance sheet at fair value. We seek to minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. Equity securities represented 8.2% of our investment portfolio at March 31, 2016.
Given current economic uncertainty and continuing market volatility, we believe that our current asset allocation best meets our strategy to preserve capital for policyholders, to provide sufficient income to support our insurance operations, and to effectively grow book value over a long-term investment horizon.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average book yield, and the average tax equivalent yield based on the fair value of each category of invested assets as of March 31, 2016.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield
	(in millions, except percentages)
U.S. Treasuries	$130.6	5.2%	1.8%	1.8%
U.S. Agencies	24.4	1.0	4.7	4.7
States and municipalities	863.3	34.2	3.2	4.6
Corporate securities	940.1	37.3	3.1	3.1
Residential mortgage-backed securities	244.0	9.7	3.2	3.2
Commercial mortgage-backed securities	80.1	3.2	2.5	2.5
Asset-backed securities	30.1	1.2	1.3	1.3
Equity securities	207.6	8.2	5.2	6.8
Total	$2,520.2	100.0%
Weighted average yield			3.2%	3.8%

The following table shows the percentage of total estimated fair value of our fixed maturity securities as of March 31, 2016 by credit rating category, using the lower of ratings assigned by Moody's Investor Services and/or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	9.5%
“AA”	48.4
“A”	27.8
“BBB”	13.8
Below investment grade	0.5
Total	100.0%
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
Based on our reviews of fixed maturity and equity securities, we believe that we appropriately identified the declines in the fair values of our unrealized losses for the three months ended March 31, 2016. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or maturity.
Based on reviews of the equity securities, the Company recognized a total impairment of $5.3 million in the fair value of 32 equity securities for the three months ended March 31, 2016, as a result of our intent to sell and/or the severity and duration of the change in fair value of the securities. The remaining unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers. The other-than-temporary impairment of equity securities during the first quarter of 2016 was primarily due to the continued downturn in the energy sector.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies
These unaudited interim consolidated financial statements include amounts based on the use of estimates and judgments of management for those transactions that are not yet complete. We believe that the estimates and judgments that were most critical to the preparation of the consolidated financial statements involved the following: (a) reserves for losses and LAE; (b) reinsurance recoverables; (c) recognition of premium income; (d) deferred income taxes; and (e) valuation of investments. These estimates and judgments require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. Our accounting policies are discussed under "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, and equity price risk, and are described in detail in our Annual Report. We have not experienced any material changes in market risk since December 31, 2015.
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of March 31, 2016, our fixed maturity securities portfolio had a duration of 4.2. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2015 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchases of our common stock for the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
January 1 – January 31, 2016	—	$—	—	$—
February 1 – February 29, 2016	—	—	—	50.0
March 1 – March 31, 2016	37,331	27.88	37,331	49.0
Total	37,331	$27.88	37,331

(1)	Includes fees and commissions paid on stock repurchases.

(2)
On February 16, 2016, the Board of Directors authorized a share repurchase program for repurchases of up to $50 million of the Company's common stock (the 2016 Program). We expect that shares may be purchased at prevailing market prices through February 22, 2018 through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2016 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date
*10.1	Amendment No. 1, dated January 29, 2016, to Employment Agreement effective November 10, 2014 by and between Employers Holdings, Inc. and Terry Eleftheriou		8-K	10.1	February 2, 2016
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of Terry Eleftheriou Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of Terry Eleftheriou Pursuant to Section 906	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	April 28, 2016	/s/ Douglas D. Dirks
Douglas D. Dirks
President and Chief Executive Officer
Employers Holdings, Inc.

Date:	April 28, 2016	/s/ Terry Eleftheriou
Terry Eleftheriou
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)