Form 10-Q
period 2016-06-30
Employers Holdings, Inc.
filed 2016-07-28
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	July 21, 2016
Common Stock, $0.01 par value per share	32,438,110 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	As of	As of
	June 30, 2016	December 31, 2015
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $2,205,500 at June 30, 2016 and $2,221,100 at December 31, 2015)	$2,326,500	$2,288,500
Equity securities at fair value (cost $113,400 at June 30, 2016 and $137,500 at December 31, 2015)	181,400	198,700
Short-term investments at fair value (amortized cost $2,000 at June 30, 2016)	2,000	—
Total investments	2,509,900	2,487,200
Cash and cash equivalents	128,200	56,600
Restricted cash and cash equivalents	2,400	2,500
Accrued investment income	20,600	20,600
Premiums receivable (less bad debt allowance of $9,900 at June 30, 2016 and $12,200 at December 31, 2015)	330,400	301,100
Reinsurance recoverable for:
Paid losses	7,300	7,700
Unpaid losses	598,800	628,200
Deferred policy acquisition costs	48,400	44,300
Deferred income taxes, net	41,100	67,900
Property and equipment, net	23,100	24,900
Intangible assets, net	8,400	8,500
Goodwill	36,200	36,200
Contingent commission receivable—LPT Agreement	31,100	29,200
Other assets	46,500	40,900
Total assets	$3,832,400	$3,755,800

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,332,300	$2,347,500
Unearned premiums	336,100	308,900
Total claims and policy liabilities	2,668,400	2,656,400
Commissions and premium taxes payable	50,700	52,500
Accounts payable and accrued expenses	16,900	24,100
Deferred reinsurance gain—LPT Agreement	180,700	189,500
Notes payable	32,000	32,000
Other liabilities	38,400	40,500
Total liabilities	$2,987,100	$2,995,000
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,078,919 and 55,589,454 shares issued and 32,463,660 and 32,216,480 shares outstanding at June 30, 2016 and December 31, 2015, respectively	$600	$600
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	367,900	357,200
Retained earnings	723,500	682,000
Accumulated other comprehensive income, net	122,800	83,600
Treasury stock, at cost (23,615,259 shares at June 30, 2016 and 23,372,974 shares at December 31, 2015)	(369,500)	(362,600)
Total stockholders’ equity	845,300	760,800
Total liabilities and stockholders’ equity	$3,832,400	$3,755,800
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	(unaudited)		(unaudited)
Net premiums earned	$176,900	$170,600	$349,500	$329,600
Net investment income	18,400	18,400	36,200	35,300
Net realized gains on investments	6,000	1,900	7,500	3,100
Other income	500	—	600	100
Total revenues	201,800	190,900	393,800	368,100
Expenses
Losses and loss adjustment expenses	111,700	101,500	219,000	207,700
Commission expense	21,900	22,900	42,200	41,600
Underwriting and other operating expenses	33,600	32,500	69,900	66,000
Interest expense	400	700	800	1,400
Total expenses	167,600	157,600	331,900	316,700
Net income before income taxes	34,200	33,300	61,900	51,400
Income tax expense	7,900	4,100	14,600	8,200
Net income	$26,300	$29,200	$47,300	$43,200
Comprehensive income
Unrealized gains (losses) during the period (net of tax expense of $12,600 and $(13,300) for the three months ended June 30, 2016 and 2015, respectively, and $23,800 and $(8,300) for the six months ended June 30, 2016 and 2015, respectively)	$23,300	$(24,600)	$44,100	$(15,400)
Reclassification adjustment for realized gains in net income (net of taxes of $2,100 and $700 for the three months ended June 30, 2016 and 2015, respectively, and $2,600 and $1,100 for the six months ended June 30, 2016 and 2015, respectively)	(3,900)	(1,200)	(4,900)	(2,000)
Other comprehensive income (loss), net of tax	19,400	(25,800)	39,200	(17,400)
Total comprehensive income	$45,700	$3,400	$86,500	$25,800

Net realized gains on investments
Net realized gains on investments before credit related impairments	$6,000	$2,000	$12,800	$3,200
Other than temporary impairment recognized in earnings	—	(100)	(5,300)	(100)
Net realized gains on investments	$6,000	$1,900	$7,500	$3,100

Earnings per common share (Note 11):
Basic	$0.81	$0.91	$1.45	$1.35
Diluted	$0.80	$0.90	$1.44	$1.33
Cash dividends declared per common share	$0.09	$0.06	$0.18	$0.12
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Six Months Ended
	June 30,
	2016	2015
Operating activities	(unaudited)
Net income	$47,300	$43,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,300	3,600
Stock-based compensation	3,200	2,700
Amortization of premium on investments, net	7,400	6,100
Allowance for doubtful accounts	(2,300)	2,400
Deferred income tax expense	5,600	3,700
Realized gains on investments, net	(7,500)	(3,100)
Excess tax benefits from stock-based compensation	(1,300)	(700)
Other	—	100
Change in operating assets and liabilities:
Premiums receivable	(27,000)	(21,200)
Reinsurance recoverable for paid and unpaid losses	29,800	31,800
Federal income taxes	1,500	—
Unpaid losses and loss adjustment expenses	(15,200)	(15,200)
Unearned premiums	27,200	30,600
Accounts payable, accrued expenses and other liabilities	(9,200)	8,300
Deferred reinsurance gain—LPT Agreement	(8,800)	(11,900)
Contingent commission receivable—LPT Agreement	(1,900)	(2,800)
Other	(11,700)	(14,900)
Net cash provided by operating activities	41,400	62,700
Investing activities
Purchase of fixed maturity securities	(196,400)	(256,600)
Purchase of equity securities	(34,900)	(65,700)
Proceeds from sale of fixed maturity securities	111,700	50,700
Proceeds from sale of equity securities	65,600	16,300
Proceeds from maturities and redemptions of investments	91,900	156,300
Capital expenditures	(2,400)	(5,600)
Change in restricted cash and cash equivalents	100	4,200
Net cash provided by (used in) investing activities	35,600	(100,400)
Financing activities
Acquisition of treasury stock	(6,900)	—
Cash transactions related to stock-based compensation	6,200	2,400
Dividends paid to stockholders	(5,900)	(3,800)
Payments on notes payable and capital leases	(100)	(300)
Excess tax benefits from stock-based compensation	1,300	700
Net cash used in financing activities	(5,400)	(1,000)
Net increase (decrease) in cash and cash equivalents	71,600	(38,700)
Cash and cash equivalents at the beginning of the period	56,600	103,600
Cash and cash equivalents at the end of the period	$128,200	$64,900
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
2. Change in Estimates
The Company reduced its estimated reserves ceded under the Loss Portfolio Transfer Agreement (LPT Reserve Adjustment) as a result of the determination that an adjustment was necessary to reflect observed favorable paid loss trends during the second quarter of 2016. The following table shows the financial statement impact related to the reduction in estimated reserves ceded under the Loss Portfolio Transfer Agreement (LPT Agreement).

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
	(in millions, except per share data)
Change in estimated reserves ceded under the LPT Agreement	$(5.0)	$(5.0)
Cumulative adjustment to the Deferred Gain(1)	(3.1)	(3.1)
Net income impact of change in estimate	3.1	3.1
EPS impact of change in estimate
Basic	0.10	0.10
Diluted	0.09	0.09

(1)
The cumulative adjustment to the Deferred reinsurance gain–LPT Agreement (Deferred Gain) was also recognized in losses and LAE incurred in the Consolidated Statement of Comprehensive Income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement.

The Company increased its estimate of contingent commission receivable – LPT Agreement (LPT Contingent Commission Adjustment) as a result of the determination that an adjustment was necessary to reflect observed favorable paid loss trends during the second quarter of 2016. The following table shows the financial statement impact related to these changes in estimates.

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
	(in millions, except per share data)
Change in estimate of contingent commission receivable – LPT Agreement	$1.9	$1.9
Cumulative adjustment to the Deferred Gain(1)	(1.8)	(1.8)
Net income impact of change in estimate	1.8	1.8
EPS impact of change in estimate
Basic	0.06	0.06
Diluted	0.05	0.05

(1)
The cumulative adjustment to the Deferred Gain was also recognized in losses and LAE incurred in the Consolidated Statement of Comprehensive Income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement.

3. New Accounting Standards
In January 2016, the FASB issued ASU Number 2016-01, Financial Instruments - Overall (Subtopic 825-10). This update replaces the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and requires equity securities to be measured at fair value with changes in fair value recognized through net income. Additionally, this update eliminates the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. It requires financial instruments to be measured at fair value using the exit price notion. Furthermore, this update clarifies that an evaluation of deferred tax assets related to available-for-sale securities is needed, in combination with an evaluation of other deferred tax assets, to determine if a valuation allowance is required. This update becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has determined that at June 30, 2016, adoption of this guidance would result in a $68.0 million reclassification adjustment, net of tax, between retained earnings and accumulated other comprehensive income. The Company has not yet estimated the full impact that the adoption will have on its consolidated statement of comprehensive income.
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
In June 2016, the FASB issued ASU Number 2016-13, Financial Instruments - Credit Losses (Topic 326). This update replaces the incurred loss impairment methodology for recognizing credit losses on financial instruments with a methodology that reflects an entity's current estimate of all expected credit losses. This update requires financial assets measured at amortized cost to be presented net of an allowance for credit losses. Additionally, this update requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down, allowing an entity to also record reversals of credit losses in current period net income. This update becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has not yet estimated the full impact that the adoption will have on its consolidated financial condition and results of operations.

4. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Investments	$2,509.9	$2,509.9	$2,487.2	$2,487.2
Cash and cash equivalents	128.2	128.2	56.6	56.6
Restricted cash and cash equivalents	2.4	2.4	2.5	2.5
Financial liabilities
Notes payable	$32.0	$34.3	$32.0	$36.6
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

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities
U.S. Treasuries	$—	$125.9	$—	$—	$120.2	$—
U.S. Agencies	—	23.3	—	—	24.4	—
States and municipalities	—	871.1	—	—	854.5	—
Corporate securities	—	958.8	—	—	925.3	—
Residential mortgage-backed securities	—	243.0	—	—	237.9	—
Commercial mortgage-backed securities	—	75.8	—	—	80.3	—
Asset-backed securities	—	28.6	—	—	45.9	—
Total fixed maturity securities	$—	$2,326.5	$—	$—	$2,288.5	$—
Equity securities
Corporate equity securities	$176.5	$—	$—	$198.7	$—	$—
Federal Home Loan Bank stock	$—	$—	$4.9	$—	$—	$—
Total equity securities	$176.5	$—	$4.9	$198.7	$—	$—
Short-term investments	$—	$2.0	$—	$—	$—	$—

The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs for the six months ended June 30, 2016.

Equity Securities
(in millions)
Beginning balance, January 1, 2016	$—
Purchases	4.9
Ending balance, June 30, 2016	$4.9
Each of the Company's insurance operating subsidiaries is a member of the Federal Home Loan Bank (FHLB) of San Francisco. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds advanced. Investment in FHLB stock is recorded at cost, as purchases and sales of these securities are at par value with the issuer. The stock is considered a restricted security and is periodically evaluated for impairment based on the ultimate recovery of par value. Due to the nature of FHLB stock, its carrying value approximates fair value.
5. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At June 30, 2016
Fixed maturity securities
U.S. Treasuries	$120.1	$5.8	$—	$125.9
U.S. Agencies	22.0	1.3	—	23.3
States and municipalities	808.8	62.3	—	871.1
Corporate securities	919.0	41.6	(1.8)	958.8
Residential mortgage-backed securities	233.4	9.6	—	243.0
Commercial mortgage-backed securities	73.7	2.1	—	75.8
Asset-backed securities	28.5	0.1	—	28.6
Total fixed maturity securities	2,205.5	122.8	(1.8)	2,326.5
Equity securities
Corporate equity securities	108.5	68.9	(0.9)	176.5
Federal Home Loan Bank stock	4.9	—	—	4.9
Total equity securities	113.4	68.9	(0.9)	181.4
Short-term investments	2.0	—	—	2.0
Total investments	$2,320.9	$191.7	$(2.7)	$2,509.9

At December 31, 2015
Fixed maturity securities
U.S. Treasuries	$116.4	$3.9	$(0.1)	$120.2
U.S. Agencies	23.0	1.4	—	24.4
States and municipalities	809.4	45.1	—	854.5
Corporate securities	913.4	19.9	(8.0)	925.3
Residential mortgage-backed securities	231.8	7.1	(1.0)	237.9
Commercial mortgage-backed securities	81.1	0.2	(1.0)	80.3
Asset-backed securities	46.0	—	(0.1)	45.9
Total fixed maturity securities	2,221.1	77.6	(10.2)	2,288.5
Equity securities
Corporate equity securities	137.5	65.8	(4.6)	198.7
Equity securities	137.5	65.8	(4.6)	198.7
Total investments	$2,358.6	$143.4	$(14.8)	$2,487.2

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$140.1	$141.7
Due after one year through five years	855.5	893.4
Due after five years through ten years	615.5	660.0
Due after ten years	258.8	284.0
Mortgage and asset-backed securities	335.6	347.4
Total	$2,205.5	$2,326.5
The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in millions, except number of issues data)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$—	$—	—	$27.4	$(0.1)	20
Corporate securities	—	—	—	328.4	(4.7)	122
Residential mortgage-backed securities	—	—	—	50.5	(0.8)	24
Commercial mortgage-backed securities	—	—	—	51.5	(1.0)	22
Asset-backed securities	—	—	—	34.1	—	27
Total fixed maturity securities	—	—	—	491.9	(6.6)	215
Equity securities	10.9	(0.9)	23	35.8	(4.6)	45
Total less than 12 months	$10.9	$(0.9)	23	$527.7	$(11.2)	260

12 months or greater:
Fixed maturity securities
Corporate securities	$28.9	$(1.8)	12	$34.6	$(3.3)	15
Residential mortgage-backed securities	—	—	—	7.1	(0.2)	25
Asset-backed securities	—	—	—	11.1	(0.1)	4
Total fixed maturity securities	28.9	(1.8)	12	52.8	(3.6)	44
Total 12 months or greater	$28.9	$(1.8)	12	$52.8	$(3.6)	44

Total available-for-sale:
Fixed maturity securities
U.S. Treasuries	$—	$—	—	$27.4	$(0.1)	20
Corporate securities	28.9	(1.8)	12	363.0	(8.0)	137
Residential mortgage-backed securities	—	—	—	57.6	(1.0)	49
Commercial mortgage-backed securities	—	—	—	51.5	(1.0)	22
Asset-backed securities	—	—	—	45.2	(0.1)	31
Total fixed maturity securities	28.9	(1.8)	12	544.7	(10.2)	259
Equity securities	10.9	(0.9)	23	35.8	(4.6)	45
Total available-for-sale	$39.8	$(2.7)	35	$580.5	$(14.8)	304
Based on reviews of the fixed maturity securities, the Company determined that unrealized losses for the six months ended June 30, 2016 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above amortized cost, or principal value upon maturity.
Based on reviews of the equity securities, the Company recognized a total impairment of $5.3 million in the fair value of 32 equity securities for the six months ended June 30, 2016, as a result of the Company's intent to sell and/or the severity and duration of the change in fair value of the securities. The remaining unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers. The other-than-temporary impairment of equity securities was primarily due to the Company's intent to sell certain securities and the downturn in the energy sector that continued through the first quarter of 2016.
Net realized gains on investments and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Net realized gains on investments
Fixed maturity securities
Gross gains	$1.1	$0.3	$1.3	$0.3
Gross losses	(0.4)	(0.2)	(0.5)	(0.2)
Net realized gains on fixed maturity securities	$0.7	$0.1	$0.8	$0.1
Equity securities
Gross gains	$5.5	$1.9	$12.7	$3.5
Gross losses	(0.2)	(0.1)	(6.0)	(0.5)
Net realized gains on equity securities	$5.3	$1.8	$6.7	$3.0
Total	$6.0	$1.9	$7.5	$3.1

Change in unrealized gains (losses)
Fixed maturity securities	$24.3	$(33.1)	$53.6	$(19.0)
Equity securities	5.6	(6.7)	6.8	(7.8)
Total	$29.9	$(39.8)	$60.4	$(26.8)
Net investment income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Fixed maturity securities	$17.2	$17.9	$33.9	$34.3
Equity securities	1.8	1.2	3.7	2.3
Cash equivalents and restricted cash	0.1	—	0.1	—
Gross investment income	19.1	19.1	37.7	36.6
Investment expenses	(0.7)	(0.7)	(1.5)	(1.3)
Net investment income	$18.4	$18.4	$36.2	$35.3
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with certain states in which it does business. As of June 30, 2016 and December 31, 2015, securities having a fair value of $1,139.7 million and $881.2 million, respectively, were on deposit. These laws and regulations govern not only the amount, but also the types of securities that are eligible for deposit.
Certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at June 30, 2016 and December 31, 2015 was $27.7 million and $32.7 million, respectively.

6. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rates for the periods presented.

	Six Months Ended
	June 30,
	2016	2015
Expense computed at statutory rate	35.0%	35.0%
Dividends received deduction and tax-exempt interest	(7.3)	(8.0)
LPT deferred gain amortization	(2.1)	(4.5)
LPT reserve adjustment	(2.7)	(2.1)
Pre-privatization reserve adjustment, excluding LPT	—	(4.9)
Other	0.7	0.5
Effective tax rate	23.6%	16.0%
7. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Six Months Ended
	June 30,
	2016	2015
	(in millions)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,347.5	$2,369.7
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	628.2	669.5
Net unpaid losses and LAE at beginning of period	1,719.3	1,700.2
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	232.0	221.1
Prior periods	(2.3)	1.4
Total net losses and LAE incurred during the period	229.7	222.5
Paid losses and LAE, net of reinsurance, related to:
Current period	19.1	20.1
Prior periods	196.4	189.0
Total net paid losses and LAE during the period	215.5	209.1
Ending unpaid losses and LAE, net of reinsurance	1,733.5	1,713.6
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	598.8	640.9
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,332.3	$2,354.5
Total net losses and LAE included in the above table excludes the impact of the aggregate of amortization of the deferred reinsurance gain—LPT Agreement, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments, which totaled $10.7 million and $14.8 million for the six months ended June 30, 2016 and 2015, respectively (Note 8).
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
The Company amortized $5.8 million of the Deferred Gain for each of the six months ended June 30, 2016 and 2015. Additionally, the Deferred Gain was reduced by $3.1 million and $6.4 million for the six months ended June 30, 2016 and 2015, respectively, due to a favorable LPT Reserve Adjustment and by $1.8 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively, due to a favorable LPT Contingent Commission Adjustment. The remaining Deferred Gain was $180.7 million and $189.5 million as of June 30, 2016 and December 31, 2015, respectively. The estimated remaining liabilities subject to the LPT Agreement were $479.4 million and $498.0 million as of June 30, 2016 and December 31, 2015, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $708.8 million and $695.2 million from inception through June 30, 2016 and December 31, 2015, respectively.
9. Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income, net, is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	June 30, 2016	December 31, 2015
	(in millions)
Net unrealized gain on investments, before taxes	$189.0	$128.6
Deferred tax expense on net unrealized gains	(66.2)	(45.0)
Total accumulated other comprehensive income, net	$122.8	$83.6
10. Stock-Based Compensation
The Company awarded stock options, restricted stock units (RSUs) and performance share units (PSUs) to certain officers of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Weighted Average Exercise Price	Aggregate Fair Value on Date of Grant
				(in millions)
March 2016
Stock options(1)	67,431	$8.38	$27.72	$0.6
RSUs(1)	80,816	27.72	—	2.2
PSUs(2)	97,236	27.72	—	2.7

May 2016
RSUs(1)	17,892	30.18	—	0.5

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

The RSUs awarded in May 2016 were awarded to non-employee Directors of the Company and have a service vesting period of one year from the date of grant.

(2)
The PSUs awarded in March 2016 were awarded to certain officers of the Company and have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The value shown in the table represents the aggregate number of PSUs awarded at the target level.

A total of 438,774 and 463,466 stock options were exercised during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions, except share data)
Net income available to stockholders—basic and diluted	$26.3	$29.2	$47.3	$43.2
Weighted average number of shares outstanding—basic	32,629,525	32,066,981	32,521,672	31,906,401
Effect of dilutive securities:
PSUs	178,254	88,543	158,643	205,697
Stock options	193,448	311,436	216,015	311,168
RSUs	42,872	40,536	57,194	59,964
Dilutive potential shares	414,574	440,515	431,852	576,829
Weighted average number of shares outstanding—diluted	33,044,099	32,507,496	32,953,524	32,483,230
Diluted earnings per share excludes outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options, PSUs, and RSUs that were excluded from diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Options, PSUs and RSUs excluded under the treasury method as the potential proceeds on settlement or exercise price were greater than the value of shares acquired	155,833	345,369	118,317	306,407

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
Our strategy is to pursue profitable growth opportunities across market cycles and maximize total investment returns within the constraints of prudent portfolio management. We pursue profitable growth opportunities by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-term relationships with independent insurance agencies, and developing important alternative distribution channels. We continue to execute a number of strategic initiatives, including: focusing on internal and customer facing business process excellence; emphasizing the settlement of open claims; diversifying our risk exposure across our geographic markets; utilizing a three-company pricing platform; utilizing territorial multipliers in California; non-renewing under-performing business; and targeting profitable classes of business across all of our markets.

Results of Operations
A primary measure of our performance is our ability to increase our Adjusted stockholders' equity over the long term. The following table shows a reconciliation of our stockholders' equity on a GAAP basis to our Adjusted stockholders' equity and the number of common shares outstanding.

	June 30, 2016	December 31, 2015
	(in millions, except share data)
GAAP stockholders' equity	$845.3	$760.8
Deferred reinsurance gain–LPT Agreement	180.7	189.5
Less: Accumulated other comprehensive income, net	122.8	83.6
Adjusted stockholders' equity(1)	$903.2	$866.7
Common shares outstanding	32,463,660	32,216,480

(1)
Adjusted stockholders' equity is a non-GAAP measure that is defined as total stockholders' equity plus the Deferred reinsurance gain–LPT Agreement (Deferred Gain), less Accumulated other comprehensive income, net. We believe that Adjusted stockholders' equity is an important supplemental measure of our capital position.

Overall, net income was $26.3 million and $47.3 million for the three and six months ended June 30, 2016, respectively, compared to $29.2 million and $43.2 million for the corresponding periods of 2015. We recognized underwriting income of $9.7 million and $18.4 million for the three and six months ended June 30, 2016, respectively, compared to $13.7 million and $14.3 million for the corresponding periods of 2015. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned.
Our results of operations during the three and six months ended June 30, 2016 were impacted by: (1) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $3.1 million cumulative adjustment to the Deferred Gain and reduced our losses and LAE by the same amount during the second quarter of 2016 (LPT Reserve Adjustment) and (2) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $1.8 million cumulative adjustment, which reduced our losses and LAE by the same amount (LPT Contingent Commission Adjustment) during the second quarter of 2016. Collectively, these items increased net income by $4.9 million during the second quarter of 2016.
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

The comparative components of net income are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Gross premiums written	$190.6	$190.6	$381.3	$364.6
Net premiums written	188.7	188.3	377.4	360.2

Net premiums earned	$176.9	$170.6	$349.5	$329.6
Net investment income	18.4	18.4	36.2	35.3
Net realized gains on investments	6.0	1.9	7.5	3.1
Other income	0.5	—	0.6	0.1
Total revenues	201.8	190.9	393.8	368.1

Losses and LAE	111.7	101.5	219.0	207.7
Commission expense	21.9	22.9	42.2	41.6
Underwriting and other operating expenses	33.6	32.5	69.9	66.0
Interest expense	0.4	0.7	0.8	1.4
Income tax expense	7.9	4.1	14.6	8.2
Total expenses	175.5	161.7	346.5	324.9
Net income	$26.3	$29.2	$47.3	$43.2
Less amortization of the Deferred Gain related to losses	$2.2	$2.3	$4.8	$4.8
Less amortization of the Deferred Gain related to contingent commission	0.5	0.5	1.0	1.0
Less impact of LPT Reserve Adjustments(1)	3.1	6.4	3.1	6.4
Less impact of LPT Contingent Commission Adjustments(1)	1.8	2.4	1.8	2.6
Net income before impact of the LPT Agreement(2)	$18.7	$17.6	$36.6	$28.4

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
Gross Premiums Written
Gross premiums written is the sum of both direct premiums written and assumed premiums written before the effect of ceded reinsurance. Gross premiums written were unchanged for the three months ended June 30, 2016 and increased 4.6% for the six months ended June 30, 2016, compared to the same periods of 2015. Changes in gross premiums written for the three and six months ended June 30, 2016 include $10.3 million and $23.8 million increases in our final audit premiums, year-over-year, respectively, which were partially offset by declines in premium due to lower levels of new and renewal premiums, year-over-year. The declines in new and renewal premiums year-over-year were primarily the result of declines in the LA Area of California, partially offset by increases in states outside California, as well as territories outside of southern California, as we continue to focus on profitable classes of business.
Net Premiums Earned
Net premiums earned are those portions of the premiums that apply to the expired portions of the policies in force. Net premiums earned are recognized as revenue. Net premiums earned increased 3.7% and 6.0% for the three and six months ended June 30, 2016, compared to the same periods of 2015. These increases were primarily the result of $10.3 million and $23.8 million increases in our final audit premiums for the three and six months ended June 30, 2016, compared to the same periods of 2015, partially offset by declines in premium due to lower levels of new and renewal premiums. The declines in new and renewal premiums year-over-year were primarily the result of declines in the LA Area of California, partially offset by increases in states outside California, as well as territories outside of southern California, driven by our effort to diversify our risk exposure across our markets and target profitable classes of business across all of our markets. Fifty-six percent of our in-force premiums were generated in California and no other state represented a significant concentration of business as of June 30, 2016.
The following table shows the percentage change in our in-force premiums, policy count, average policy size, payroll exposure upon which our premiums are based, and net rate overall and for California:

	As of June 30, 2016
	Year-to-Date Increase (Decrease)			Year-Over-Year Increase (Decrease)
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	(0.8)%	(1.5)%	0.1%	(2.1)%	(4.4)%	1.1%
In-force policy count	0.3	(2.8)	3.7	—	(5.6)	6.5
Average in-force policy size	(1.1)	1.3	(3.5)	(2.1)	1.3	(5.0)
In-force payroll exposure	0.1	0.7	(0.3)	1.0	0.2	1.4
Net rate(1)	(0.9)	(2.2)	0.3	(3.0)	(4.7)	(0.3)

(1)
Net rate, defined as total in-force premiums divided by total insured payroll exposure, is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Our in-force premiums and policy count in California declined 4.4% and 5.6%, respectively, year-over-year as of June 30, 2016, while our in-force premiums and policy count in all other states increased 1.1% and 6.5%, respectively, during the same period, as we continued to diversify our risk exposure across our markets.
Our net rate (total in-force premiums divided by total insured payroll exposure) in California decreased 4.7% year-over-year as of June 30, 2016, as we continued to diversify our premiums in California by territory and targeted profitable classes of business. Net rate is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.
Our in-force premiums and number of policies in-force for California and all other states combined were as follows:

	June 30, 2016		December 31, 2015		June 30, 2015		December 31, 2014
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$347.0	42,858	$352.2	44,080	$363.1	45,404	$370.8	47,093
Other	267.5	41,910	267.3	40,416	264.5	39,368	257.1	38,209
Total	$614.5	84,768	$619.5	84,496	$627.6	84,772	$627.9	85,302
Our alternative distribution channels that utilize partnerships and alliances generated $150.2 million and $147.4 million, or 24.4% and 23.5%, of our in-force premiums as of June 30, 2016 and 2015, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnerships and alliances.
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

Net investment income was unchanged for the three months ended June 30, 2016 and increased 2.5% for the six months ended June 30, 2016, compared to the same periods of 2015. The average pre-tax book yield on invested assets was 3.2% at both June 30, 2016 and 2015. The tax-equivalent yield on invested assets was 3.7% and 3.8% at June 30, 2016 and 2015, respectively. The slight increase in net investment income for the six months ended June 30, 2016 was primarily related to a change in the mix of invested assets in the investment portfolio.
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
Net realized gains on investments were $6.0 million and $7.5 million for the three and six months ended June 30, 2016, respectively, compared to $1.9 million and $3.1 million for the corresponding periods of 2015. The increases in net realized gains on investments were the result of the sale of equity securities as part of a regular rebalancing of our equity investment portfolio and to meet cash needs at the holding company. For the six months ended June 30, 2016, these gains were partially offset by $5.3 million in other-than-temporary impairments of certain equity securities due to our intent to sell certain securities and the downturn in the energy sector that continued through the first quarter of 2016.
Additional information regarding our Investments is set forth under “—Liquidity and Capital Resources—Investments.”
Combined Ratio
The combined ratio, a key measurement of underwriting profitability, is the sum of the loss and LAE ratio, the commission expense ratio, and the underwriting and other operating expenses ratio. When the combined ratio is below 100%, we have recorded underwriting income, and conversely, when the combined ratio is greater than 100%, we have recorded an underwriting loss and cannot be profitable without investment income. Because we have only one operating segment, holding company expenses are included in our calculation of the combined ratio and increased the combined ratio by 1.6 and 1.7 percentage points for the three and six months ended June 30, 2016, respectively, compared to 1.8 and 2.0 percentage points for the corresponding periods of 2015.
The following table provides the calculation of our calendar period combined ratios.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Loss and LAE ratio	63.1%	59.5%	62.7%	63.0%
Underwriting and other operating expenses ratio	19.0	19.1	19.9	20.1
Commission expense ratio	12.4	13.4	12.1	12.6
Combined ratio	94.5%	92.0%	94.7%	95.7%
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
Our loss and LAE ratio increased 3.6 and decreased 0.3 percentage points, while the amount of our losses and LAE increased 10.0% and 5.4% for the three and six months ended June 30, 2016, compared to the same periods of 2015. The increase in the loss and LAE ratio was due to four large losses that were recognized in the second quarter of 2016 and increased our losses and LAE by $6.5 million during the period, resulting in an increase in the current accident year loss estimate.
Our current accident year loss estimates were 68.6% and 66.4% for the three and six months ended June 30, 2016, compared to 66.5% and 67.1% for the three and six months ended June 30, 2015, respectively. The increase in our current accident year loss estimate for the quarter was primarily due to $6.5 million in large losses recognized in the second quarter of 2016, which resulted in a 3.7 percentage point increase in the current accident year loss estimate for the three months ended June 30, 2016. Additionally, losses related to the involuntary market assigned to us (Assigned Risk Business) resulted in a 0.8 percentage point increase in the current accident year loss estimate for the second quarter of 2016. The current accident year loss estimate that reflects the loss experience that we would have ordinarily expected to occur, excluding the impact of these large losses and Assigned Risk Business, would have been 64.1% for the three months ended June 30, 2016.
The continuing decline in the underlying current accident year loss estimate to 64.1% for the three months ended June 30, 2016, from 66.5% for the same period of 2015 reflects the impact of key business initiatives, including but not limited to: emphasizing the settlement of open claims; diversifying our risk exposure across our markets; non-renewing underperforming business; and targeting profitable classes of business across all of our markets. In addition, we have increased rates in the LA Area in California limiting our growth in that territory, while we continue to grow in other territories in California and outside California.
Prior accident year favorable (unfavorable) loss development was $2.0 million and $2.3 million for the three and six months ended June 30, 2016, compared to $0.3 million and $(1.4) million for the three and six months ended June 30, 2015, respectively. Prior accident year loss development was related to our Assigned Risk Business.
Excluding the impact from the LPT Agreement, losses and LAE would have been $119.3 million and $113.1 million, or 67.4% and 66.3% of net premiums earned, for the the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, losses and LAE, excluding the impact of the LPT, would have been $229.7 million and $222.5 million, or 65.7% and 67.5% of net premium earned, respectively.
The table below reflects losses and LAE reserve adjustments and the impact of the LPT on net income before taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Prior accident year favorable (unfavorable) loss development, net	$2.0	$0.3	$2.3	$(1.4)
Amortization of the Deferred Gain related to losses	$2.2	$2.3	$4.8	$4.8
Amortization of the Deferred Gain related to contingent commission	0.5	0.5	1.0	1.0
Impact of LPT Reserve Adjustments	3.1	6.4	3.1	6.4
Impact of LPT Contingent Commission Adjustments	1.8	2.4	1.8	2.6
Total impact of the LPT on losses and LAE	7.6	11.6	10.7	14.8
Total losses and LAE reserve adjustments	$9.6	$11.9	$13.0	$13.4
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
Our underwriting and other operating expenses ratio decreased 0.1 and 0.2 percentage points, while the amount of our underwriting and other operating expenses increased 3.4% and 5.9% for the three and six months ended June 30, 2016, compared to the same periods of 2015. During the three months ended June 30, 2016 our premium taxes and assessments increased $1.1 million and our compensation-related expenses increased $0.6 million, partially offset by a $0.6 decrease in our bad debt allowance, compared to the same period of 2015. During the six months ended June 30, 2016 our premium taxes and assessments increased $2.5 million, our compensation-related expenses increased $1.8 million, and our IT related expenses increased $0.5, partially offset by a $1.2 million decrease in our bad debt allowance, compared to the same period of 2015.
Commission Expense Ratio. The commission expense ratio is the ratio of commission expense to net premiums earned and measures the cost of compensating agents and brokers for the business we have underwritten.
Commission expense includes direct commissions to our agents and brokers for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.
Our commission expense ratio decreased 1.0 and 0.5 percentage points, while our commission expense decreased 4.4% and increased 1.4%, for the three and six months ended June 30, 2016, compared to the same periods of 2015. The decreases in the commission expense ratios year-over-year were primarily due to lower agency incentive accruals in the first half of 2016, compared to 2015.

Income Tax Expense
Income tax expense was $7.9 million and $14.6 million for the three and six months ended June 30, 2016, respectively, compared to $4.1 million and $8.2 million for the corresponding periods of 2015. Our effective tax rate was 23.1% and 23.6% for the three and six months ended June 30, 2016, respectively, compared to 12.3% and 16.0% for the same periods of 2015, respectively. The increases in income tax expense were primarily due to increases in our projected annual net income before taxes.
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
The holding company had $67.8 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at June 30, 2016. Total cash and investments at the holding company was $79.4 million at June 30, 2016. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, investments, and dividends from our insurance subsidiaries.
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
Our insurance subsidiaries had $446.2 million of cash and cash equivalents, short-term investments, and fixed maturity securities maturing within the next 24 months at June 30, 2016. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events. On July 1, 2016, we entered into a reinsurance program that is effective through June 30, 2017. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized.
Various state laws and regulations require us to hold securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $1.1 billion and $0.9 billion were on deposit at June 30, 2016 and December 31, 2015, respectively. These laws and regulations govern both the amount and types of fixed maturity securities that are eligible for deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers was $27.7 million and $32.7 million at June 30, 2016 and December 31, 2015, respectively.
Sources of Liquidity
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate. For additional information regarding our cash flows, see Item 1, Unaudited Consolidated Statements of Cash Flows.

The table below shows our net cash flows for the six months ended:

	June 30,
	2016	2015
	(in millions)
Cash and cash equivalents provided by (used in):
Operating activities	$41.4	$62.7
Investing activities	35.6	(100.4)
Financing activities	(5.4)	(1.0)
Increase (Decrease) in cash and cash equivalents	$71.6	$(38.7)
Operating Cash Flows. Major components of net cash provided by operating activities for the six months ended June 30, 2016 included net premiums received of $349.8 million and investment income received of $43.6 million. These were partially offset by claims payments of $215.1 million (net of $15.6 million recovered from reinsurers), underwriting and other operating expenses paid of $88.8 million (including premium taxes paid of $18.6 million), and commissions paid of $40.5 million.
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
Investing Cash Flows. The major components of net cash provided by investing activities for the six months ended June 30, 2016 were proceeds from sales, maturities, and redemptions of investments, mostly offset by the purchases of fixed maturity and equity securities.
The major components of net cash used in investing activities for the six months ended June 30, 2015 were the purchases of fixed maturity and equity securities, partially offset by proceeds from sales, maturities, and redemptions of investments.
Financing Cash Flows. Cash used in financing activities for the six months ended June 30, 2016 was to repurchase common stock and to pay dividends to stockholders, partially offset by cash received related to the exercise of stock options.
The majority of cash used in financing activities for the six months ended June 30, 2015 was to pay dividends to stockholders.
Dividends. Dividends paid to stockholders were $5.9 million and $3.8 million for the six months ended June 30, 2016 and 2015, respectively. On July 27, 2016, the Board of Directors declared a $0.09 dividend per share, payable August 24, 2016, to stockholders of record on August 10, 2016.
Share Repurchases. On February 16, 2016, the Board of Directors authorized a share repurchase program for up to $50.0 million of our common stock from February 22, 2016 through February 22, 2018 (the 2016 Program). Through June 30, 2016, we repurchased a total of 242,285 shares of common stock under the 2016 Program at an average price of $28.59 per share, including commissions, for a total cost of $6.9 million.
Capital Resources
Our capital structure is comprised of outstanding debt and stockholders’ equity. As of June 30, 2016, our capital structure consisted of $32.0 million in surplus notes maturing in 2034, and $1.0 billion of stockholders’ equity, including the Deferred Gain. Outstanding debt was 3.0% of total capitalization, including the Deferred Gain, as of June 30, 2016.
Contractual Obligations and Commitments. The following table identifies our long-term debt and contractual obligations as of June 30, 2016.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$18.1	$5.1	$7.7	$4.8	$0.5
Purchased liabilities	6.6	3.4	2.6	0.6	—
Notes payable(1)	59.9	1.5	3.1	3.1	52.2
Capital leases	0.6	0.3	0.3	—	—
Losses and LAE reserves (2)(3)	2,332.3	378.5	470.6	278.8	1,204.4
Total contractual obligations	$2,417.5	$388.8	$484.3	$287.3	$1,257.1

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of June 30, 2016. The interest rates range from 4.7% to 4.9%.

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

(3)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which are as follows for each of the periods presented above:

	Recoveries By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables for unpaid losses	$(598.8)	$(30.5)	$(57.7)	$(53.6)	$(457.0)
Investments
The cost or amortized cost of our investment portfolio was $2.3 billion and the fair value was $2.5 billion as of June 30, 2016.
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
As of June 30, 2016, our investment portfolio, which is classified as available-for-sale, consisted of 92.7% fixed maturity securities whose fair values may fluctuate due to prevailing market interest rates. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.1 at June 30, 2016. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "AA-," using ratings assigned by Standard & Poor's (S&P). Our fixed maturity securities portfolio had a weighted average quality of "AA-" as of June 30, 2016, with 57.9% of the portfolio rated "AA" or better, based on fair value.
We carry our portfolio of equity securities on our balance sheet at fair value. We seek to minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. Equity securities represented 7.2% of our investment portfolio at June 30, 2016.
Given current economic uncertainty and continuing market volatility, we believe that our current asset allocation best meets our strategy to preserve capital for policyholders, to provide sufficient income to support our insurance operations, and to effectively grow book value over a long-term investment horizon.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average book yield, and the average tax equivalent yield based on the fair value of each category of invested assets as of June 30, 2016.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield
	(in millions, except percentages)
U.S. Treasuries	$125.9	5.1%	1.9%	1.9%
U.S. Agencies	23.3	0.9	4.8	4.8
States and municipalities	871.1	34.7	3.2	4.6
Corporate securities	958.8	38.2	3.2	3.2
Residential mortgage-backed securities	243.0	9.7	3.1	3.1
Commercial mortgage-backed securities	75.8	3.0	2.5	2.5
Asset-backed securities	28.6	1.1	1.5	1.5
Equity securities	181.4	7.2	5.6	6.6
Short-term investments	2.0	0.1	0.4	0.4
Total	$2,509.9	100.0%
Weighted average yield			3.2%	3.7%

The following table shows the percentage of total estimated fair value of our fixed maturity securities as of June 30, 2016 by credit rating category, using the lower of ratings assigned by Moody's Investor Services and/or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	10.1%
“AA”	47.8
“A”	27.8
“BBB”	13.6
Below investment grade	0.7
Total	100.0%
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
Based on our reviews of fixed maturity and equity securities, we believe that we appropriately identified the declines in the fair values of our unrealized losses for the six months ended June 30, 2016. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or maturity.
Based on reviews of the equity securities, the Company recognized a total impairment of $5.3 million in the fair value of 32 equity securities for the six months ended June 30, 2016, as a result of our intent to sell and/or the severity and duration of the change in fair value of the securities. The remaining unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers. The other-than-temporary impairment of equity securities was primarily due to the downturn in the energy sector that continued through the first quarter of 2016.
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
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of June 30, 2016, our fixed maturity securities portfolio had a duration of 4.1. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2015 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchases of our common stock for the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
April 1 – April 30, 2016	74,634	$28.07	74,634	$46.9
May 1 – May 31, 2016	39,393	29.75	39,393	45.7
June 1 – June 30, 2016	90,927	28.80	90,927	43.1
Total	204,954	$28.71	204,954

(1)	Includes fees and commissions paid on stock repurchases.

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

EMPLOYERS HOLDINGS, INC.

Date:	July 28, 2016	/s/ Douglas D. Dirks
Douglas D. Dirks
President and Chief Executive Officer
Employers Holdings, Inc.

Date:	July 28, 2016	/s/ Terry Eleftheriou
Terry Eleftheriou
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)