Form 10-Q
period 2016-09-30
Employers Holdings, Inc.
filed 2016-10-27
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	October 20, 2016
Common Stock, $0.01 par value per share	32,087,739 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
	As of	As of
	September 30, 2016	December 31, 2015
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $2,273,100 at September 30, 2016 and $2,221,100 at December 31, 2015)	$2,383,900	$2,288,500
Equity securities at fair value (cost $114,400 at September 30, 2016 and $137,500 at December 31, 2015)	184,500	198,700
Short-term investments at fair value (amortized cost $14,000 at September 30, 2016)	14,000	—
Total investments	2,582,400	2,487,200
Cash and cash equivalents	84,100	56,600
Restricted cash and cash equivalents	2,700	2,500
Accrued investment income	20,300	20,600
Premiums receivable (less bad debt allowance of $10,700 at September 30, 2016 and $12,200 at December 31, 2015)	317,100	301,100
Reinsurance recoverable for:
Paid losses	8,300	7,700
Unpaid losses	591,500	628,200
Deferred policy acquisition costs	46,800	44,300
Deferred income taxes, net	41,100	67,900
Property and equipment, net	22,600	24,900
Intangible assets, net	8,300	8,500
Goodwill	36,200	36,200
Contingent commission receivable—LPT Agreement	31,100	29,200
Other assets	31,800	40,900
Total assets	$3,824,300	$3,755,800

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,330,000	$2,347,500
Unearned premiums	325,600	308,900
Total claims and policy liabilities	2,655,600	2,656,400
Commissions and premium taxes payable	50,500	52,500
Accounts payable and accrued expenses	17,500	24,100
Deferred reinsurance gain—LPT Agreement	177,800	189,500
Notes payable	32,000	32,000
Other liabilities	40,800	40,500
Total liabilities	$2,974,200	$2,995,000
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,124,974 and 55,589,454 shares issued and 32,109,976 and 32,216,480 shares outstanding at September 30, 2016 and December 31, 2015, respectively	$600	$600
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	368,600	357,200
Retained earnings	744,500	682,000
Accumulated other comprehensive income, net	117,600	83,600
Treasury stock, at cost (24,014,998 shares at September 30, 2016 and 23,372,974 shares at December 31, 2015)	(381,200)	(362,600)
Total stockholders’ equity	850,100	760,800
Total liabilities and stockholders’ equity	$3,824,300	$3,755,800
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	(unaudited)		(unaudited)
Net premiums earned	$173,300	$179,000	$522,800	$508,600
Net investment income	17,900	18,500	54,100	53,800
Net realized gains on investments	1,600	2,000	9,100	5,100
Other income	—	—	600	100
Total revenues	192,800	199,500	586,600	567,600
Expenses
Losses and loss adjustment expenses	109,000	115,800	328,000	323,500
Commission expense	21,300	21,000	63,500	62,600
Underwriting and other operating expenses	31,700	31,600	101,600	97,600
Interest expense	400	700	1,200	2,100
Total expenses	162,400	169,100	494,300	485,800
Net income before income taxes	30,400	30,400	92,300	81,800
Income tax expense	7,800	5,900	21,100	14,100
Net income	$22,600	$24,500	$71,200	$67,700
Comprehensive income
Unrealized (losses) gains during the period (net of tax (benefit) expense of $(2,300) and $(5,900) for the three months ended September 30, 2016 and 2015, respectively, and $21,500 and $(14,200) for the nine months ended September 30, 2016 and 2015, respectively)	$(4,200)	$(11,100)	$39,900	$(26,500)
Reclassification adjustment for realized gains in net income (net of taxes of $600 and $700 for the three months ended September 30, 2016 and 2015, respectively, and $3,200 and $1,800 for the nine months ended September 30, 2016 and 2015, respectively)	(1,000)	(1,300)	(5,900)	(3,300)
Other comprehensive (loss) income, net of tax	(5,200)	(12,400)	34,000	(29,800)
Total comprehensive income	$17,400	$12,100	$105,200	$37,900

Net realized gains on investments
Net realized gains on investments before credit related impairments	$1,600	$2,100	$14,400	$5,300
Other than temporary impairment recognized in earnings	—	(100)	(5,300)	(200)
Net realized gains on investments	$1,600	$2,000	$9,100	$5,100

Earnings per common share (Note 11):
Basic	$0.70	$0.76	$2.19	$2.12
Diluted	$0.69	$0.75	$2.16	$2.08
Cash dividends declared per common share	$0.09	$0.06	$0.27	$0.18
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Nine Months Ended
	September 30,
	2016	2015
Operating activities	(unaudited)
Net income	$71,200	$67,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,400	5,900
Stock-based compensation	4,300	3,200
Amortization of premium on investments, net	11,400	9,500
Allowance for doubtful accounts	(1,500)	3,700
Deferred income tax expense	8,500	4,500
Realized gains on investments, net	(9,100)	(5,100)
Excess tax benefits from stock-based compensation	—	(800)
Other	(200)	(100)
Change in operating assets and liabilities:
Premiums receivable	(14,500)	(14,300)
Reinsurance recoverable for paid and unpaid losses	36,100	38,000
Federal income taxes	3,000	2,200
Unpaid losses and loss adjustment expenses	(17,500)	(11,800)
Unearned premiums	16,700	16,300
Accounts payable, accrued expenses and other liabilities	(6,200)	2,400
Deferred reinsurance gain—LPT Agreement	(11,700)	(14,600)
Contingent commission receivable—LPT Agreement	(1,900)	(2,800)
Other	2,000	(9,900)
Net cash provided by operating activities	97,000	94,000
Investing activities
Purchase of fixed maturity securities	(325,200)	(365,600)
Purchase of equity securities	(38,800)	(77,700)
Purchase of short-term investments	(8,000)	(18,500)
Proceeds from sale of fixed maturity securities	111,700	87,000
Proceeds from sale of equity securities	70,200	21,400
Proceeds from maturities and redemptions of investments	145,100	214,000
Capital expenditures	(3,900)	(7,400)
Change in restricted cash and cash equivalents	(200)	7,700
Net cash used in investing activities	(49,100)	(139,100)
Financing activities
Acquisition of treasury stock	(18,600)	—
Cash transactions related to stock-based compensation	7,100	3,100
Dividends paid to stockholders	(8,800)	(5,800)
Payments on notes payable and capital leases	(100)	(400)
Excess tax benefits from stock-based compensation	—	800
Net cash used in financing activities	(20,400)	(2,300)
Net increase (decrease) in cash and cash equivalents	27,500	(47,400)
Cash and cash equivalents at the beginning of the period	56,600	103,600
Cash and cash equivalents at the end of the period	$84,100	$56,200
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

Nine Months Ended
September 30, 2016
(in millions, except per share data)
Change in estimated reserves ceded under the LPT Agreement	$(5.0)
Cumulative adjustment to the Deferred Gain(1)	(3.1)
Net income impact of change in estimate	3.1
EPS impact of change in estimate
Basic	0.10
Diluted	0.09

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

Nine Months Ended
September 30, 2016
(in millions, except per share data)
Change in estimate of contingent commission receivable – LPT Agreement	$1.9
Cumulative adjustment to the Deferred Gain(1)	(1.8)
Net income impact of change in estimate	1.8
EPS impact of change in estimate
Basic	0.06
Diluted	0.05

(1)
The cumulative adjustment to the Deferred Gain was also recognized in losses and LAE incurred in the Consolidated Statement of Comprehensive Income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement.

3. New Accounting Standards
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2016-09, Compensation - Stock Compensation (Topic 718). This update simplifies several aspects of the accounting for share-based payment award transactions, including income taxes and classification of awards on the balance sheet and on the statement of cash flows. This update becomes effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016 and early adoption is permitted. The Company elected to early adopt this standard in the quarter ended September 30, 2016 with an effective date of January 1, 2016. Adoption of this standard had the following impacts on the Company's consolidated financial statements:

•
Consolidated Statements of Comprehensive Income – This standard requires that the tax effects of stock-based compensation be recognized in the income tax expense. Net tax benefits related to stock-based compensation of $0.1 million and $1.4 million were recognized as reductions to Income tax expense and increases to Net income in the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016, respectively. These changes had no impact on the Company's basic and diluted earnings per share for the three months ended September 30, 2016, but increased basic and diluted earnings per share by $0.04 for the nine months ended September 30, 2016. This standard also requires that assumed proceeds under the treasury stock method be modified to exclude the excess tax benefits that would have been recognized in Additional paid-in capital. These changes were applied on a prospective basis.

•
Consolidated Statements of Cash Flows – This standard requires that the excess tax benefits from stock-based compensation be reported as cash flows from operating activities rather than the previous requirement to present the excess tax benefits from stock-based compensation as an inflow from financing activities and an outflow from operating activities. This update resulted in a change in presentation that was applied on a prospective basis and prior periods have not been adjusted.

This standard allows the Company to make a policy election as to whether it will include an estimate of stock-based compensation awards expected to be forfeited or whether it will account for forfeitures as they occur. The Company has elected to continue to estimate forfeitures in the computation of its stock-based compensation, consistent with previous guidance, and had no impact on the Company's consolidated financial statements.
Finally, this standard allows the Company to withhold an amount in excess of the supplemental rate from an employee’s stock-based compensation for federal tax withholding purposes without triggering liability accounting. It also clarifies that all cash payments made to tax authorities on an employee’s behalf should be presented as cash flows from financing activities in the Consolidated Statements of Cash Flows. This update related to tax withholding and presentation of cash flows had no impact on the Company's consolidated financial statements.
Recently Issued Accounting Standards – Not Yet Adopted
In January 2016, the FASB issued ASU Number 2016-01, Financial Instruments - Overall (Subtopic 825-10). This update replaces the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and requires equity securities to be measured at fair value with changes in fair value recognized through net income.

Additionally, this update eliminates the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. It requires financial instruments to be measured at fair value using the exit price notion. Furthermore, this update clarifies that an evaluation of deferred tax assets related to available-for-sale securities is needed, in combination with an evaluation of other deferred tax assets, to determine if a valuation allowance is required. This update becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This update will result in a reclassification adjustment, net of tax, to retained earnings from accumulated other comprehensive income, which will be determined based on the fair value of securities at the effective date of adoption.
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
In August 2016, the FASB issued ASU Number 2016-15, Statement of Cash Flows (Topic 230). This update provides guidance and clarification on eight specific cash flow issues due to diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The cash flow issues affected are debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interest in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This update becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has not yet estimated the full impact that the adoption will have on its consolidated financial condition and results of operations.
4. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Investments	$2,582.4	$2,582.4	$2,487.2	$2,487.2
Cash and cash equivalents	84.1	84.1	56.6	56.6
Restricted cash and cash equivalents	2.7	2.7	2.5	2.5
Financial liabilities
Notes payable	$32.0	$35.0	$32.0	$36.6
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

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities
U.S. Treasuries	$—	$127.9	$—	$—	$120.2	$—
U.S. Agencies	—	13.0	—	—	24.4	—
States and municipalities	—	897.2	—	—	854.5	—
Corporate securities	—	996.5	—	—	925.3	—
Residential mortgage-backed securities	—	235.0	—	—	237.9	—
Commercial mortgage-backed securities	—	86.5	—	—	80.3	—
Asset-backed securities	—	27.8	—	—	45.9	—
Total fixed maturity securities	$—	$2,383.9	$—	$—	$2,288.5	$—
Equity securities
Corporate equity securities	$179.6	$—	$—	$198.7	$—	$—
Federal Home Loan Bank stock	—	—	4.9	—	—	—
Total equity securities	$179.6	$—	$4.9	$198.7	$—	$—
Short-term investments	$—	$14.0	$—	$—	$—	$—
The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs for the nine months ended September 30, 2016.

Equity Securities
(in millions)
Beginning balance, January 1, 2016	$—
Purchases	4.9
Ending balance, September 30, 2016	$4.9
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

5. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At September 30, 2016
Fixed maturity securities
U.S. Treasuries	$122.9	$5.0	$—	$127.9
U.S. Agencies	11.9	1.1	—	13.0
States and municipalities	842.9	54.6	(0.3)	897.2
Corporate securities	957.9	39.4	(0.8)	996.5
Residential mortgage-backed securities	225.3	9.7	—	235.0
Commercial mortgage-backed securities	84.5	2.0	—	86.5
Asset-backed securities	27.7	0.1	—	27.8
Total fixed maturity securities	2,273.1	111.9	(1.1)	2,383.9
Equity securities
Corporate equity securities	109.5	71.4	(1.3)	179.6
Federal Home Loan Bank stock	4.9	—	—	4.9
Total equity securities	114.4	71.4	(1.3)	184.5
Short-term investments	14.0	—	—	14.0
Total investments	$2,401.5	$183.3	$(2.4)	$2,582.4

At December 31, 2015
Fixed maturity securities
U.S. Treasuries	$116.4	$3.9	$(0.1)	$120.2
U.S. Agencies	23.0	1.4	—	24.4
States and municipalities	809.4	45.1	—	854.5
Corporate securities	913.4	19.9	(8.0)	925.3
Residential mortgage-backed securities	231.8	7.1	(1.0)	237.9
Commercial mortgage-backed securities	81.1	0.2	(1.0)	80.3
Asset-backed securities	46.0	—	(0.1)	45.9
Total fixed maturity securities	2,221.1	77.6	(10.2)	2,288.5
Equity securities
Corporate equity securities	137.5	65.8	(4.6)	198.7
Total equity securities	137.5	65.8	(4.6)	198.7
Total investments	$2,358.6	$143.4	$(14.8)	$2,487.2
The amortized cost and estimated fair value of fixed maturity securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$149.6	$151.2
Due after one year through five years	920.1	958.6
Due after five years through ten years	600.6	641.2
Due after ten years	265.3	283.6
Mortgage and asset-backed securities	337.5	349.3
Total	$2,273.1	$2,383.9

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of September 30, 2016 and December 31, 2015.

	September 30, 2016			December 31, 2015
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in millions, except number of issues data)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$—	$—	—	$27.4	$(0.1)	20
States and municipalities	44.3	(0.3)	12	—	—	—
Corporate securities	—	—	—	328.4	(4.7)	122
Residential mortgage-backed securities	—	—	—	50.5	(0.8)	24
Commercial mortgage-backed securities	—	—	—	51.5	(1.0)	22
Asset-backed securities	—	—	—	34.1	—	27
Total fixed maturity securities	44.3	(0.3)	12	491.9	(6.6)	215
Equity securities	13.5	(1.1)	30	35.8	(4.6)	45
Total less than 12 months	$57.8	$(1.4)	42	$527.7	$(11.2)	260

12 months or greater:
Fixed maturity securities
Corporate securities	$24.4	$(0.8)	10	$34.6	$(3.3)	15
Residential mortgage-backed securities	—	—	—	7.1	(0.2)	25
Asset-backed securities	—	—	—	11.1	(0.1)	4
Total fixed maturity securities	24.4	(0.8)	10	52.8	(3.6)	44
Equity securities	2.2	(0.2)	7	—	—	—
Total 12 months or greater	$26.6	$(1.0)	17	$52.8	$(3.6)	44

Total available-for-sale:
Fixed maturity securities
U.S. Treasuries	$—	$—	—	$27.4	$(0.1)	20
States and municipalities	44.3	(0.3)	12	—	—	—
Corporate securities	24.4	(0.8)	10	363.0	(8.0)	137
Residential mortgage-backed securities	—	—	—	57.6	(1.0)	49
Commercial mortgage-backed securities	—	—	—	51.5	(1.0)	22
Asset-backed securities	—	—	—	45.2	(0.1)	31
Total fixed maturity securities	68.7	(1.1)	22	544.7	(10.2)	259
Equity securities	15.7	(1.3)	37	35.8	(4.6)	45
Total available-for-sale	$84.4	$(2.4)	59	$580.5	$(14.8)	304
Based on reviews of the fixed maturity securities, the Company determined that unrealized losses for the nine months ended September 30, 2016 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above amortized cost, or principal value upon maturity.
Based on reviews of the equity securities, the Company recognized a total impairment of $5.3 million in the fair value of 32 equity securities for the nine months ended September 30, 2016, as a result of the Company's intent to sell and/or the severity and duration of the change in fair value of the securities. The remaining unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers. The other-than-temporary impairment of equity securities was primarily due to the Company's intent to sell certain securities and the downturn in the energy sector that continued through the first quarter of 2016.
Net realized gains on investments and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Net realized gains on investments
Fixed maturity securities
Gross gains	$—	$0.2	$1.3	$0.5
Gross losses	—	(0.2)	(0.5)	(0.4)
Net realized gains on fixed maturity securities	$—	$—	$0.8	$0.1
Equity securities
Gross gains	$1.6	$2.2	$14.3	$5.6
Gross losses	—	(0.2)	(6.0)	(0.6)
Net realized gains on equity securities	$1.6	$2.0	$8.3	$5.0
Total	$1.6	$2.0	$9.1	$5.1

Change in unrealized gains (losses)
Fixed maturity securities	$(10.2)	$8.0	$43.4	$(11.0)
Equity securities	2.1	(27.0)	8.9	(34.8)
Total	$(8.1)	$(19.0)	$52.3	$(45.8)
Net investment income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Fixed maturity securities	$16.9	$17.3	$50.8	$51.6
Equity securities	1.7	1.7	5.4	4.0
Cash equivalents and restricted cash	0.1	0.1	0.2	0.1
Gross investment income	18.7	19.1	56.4	55.7
Investment expenses	(0.8)	(0.6)	(2.3)	(1.9)
Net investment income	$17.9	$18.5	$54.1	$53.8
The Company is required by various state laws and regulations to keep securities or letters of credit in depository accounts with certain states in which it does business. Securities having a fair value of $1.0 billion and $881.2 million were on deposit as of September 30, 2016 and December 31, 2015, respectively. These laws and regulations govern not only the amount, but also the types of securities that are eligible for deposit.
Certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers was $27.7 million and $32.7 million at September 30, 2016 and December 31, 2015, respectively.

6. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rates for the periods presented.

	Nine Months Ended
	September 30,
	2016	2015
Statutory tax rate	35.0%	35.0%
Dividends received deduction and tax-exempt interest	(7.1)	(7.6)
LPT deferred gain amortization	(3.3)	(4.3)
LPT reserve adjustment	(1.5)	(2.0)
Pre-privatization reserve adjustment, excluding LPT	—	(4.6)
Stock based compensation	(1.1)	—
Other	0.9	0.7
Effective tax rate	22.9%	17.2%
7. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Nine Months Ended
	September 30,
	2016	2015
	(in millions)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,347.5	$2,369.7
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	628.2	669.5
Net unpaid losses and LAE at beginning of period	1,719.3	1,700.2
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	343.1	339.7
Prior periods	(1.5)	1.3
Total net losses and LAE incurred during the period	341.6	341.0
Paid losses and LAE, net of reinsurance, related to:
Current period	42.8	43.9
Prior periods	279.6	274.2
Total net paid losses and LAE during the period	322.4	318.1
Ending unpaid losses and LAE, net of reinsurance	1,738.5	1,723.1
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	591.5	634.8
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,330.0	$2,357.9
Total net losses and LAE included in the above table excludes the impact of the aggregate of amortization of the deferred reinsurance gain—LPT Agreement, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments, which totaled $13.6 million and $17.5 million for the nine months ended September 30, 2016 and 2015, respectively (Note 8).
The changes in the estimates of incurred losses and LAE attributable to insured events for prior periods were related to the Company's assigned risk business.
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
The Company amortized $8.7 million and $8.5 million of the Deferred Gain for the nine months ended September 30, 2016 and 2015, respectively. Additionally, the Deferred Gain was reduced by $3.1 million and $6.4 million for the nine months ended September 30, 2016 and 2015, respectively, due to favorable LPT Reserve Adjustments and by $1.8 million and $2.6 million for the nine months ended September 30, 2016 and 2015, respectively, due to favorable LPT Contingent Commission Adjustments. The remaining Deferred Gain was $177.8 million and $189.5 million as of September 30, 2016 and December 31, 2015, respectively. The estimated remaining liabilities subject to the LPT Agreement were $472.3 million and $498.0 million as of September 30, 2016 and December 31, 2015, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $715.9 million and $695.2 million from inception through September 30, 2016 and December 31, 2015, respectively.
9. Accumulated Other Comprehensive Income, net
Accumulated other comprehensive income, net, is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income, net:

	September 30, 2016	December 31, 2015
	(in millions)
Net unrealized gain on investments, before taxes	$180.9	$128.6
Deferred tax expense on net unrealized gains	(63.3)	(45.0)
Total accumulated other comprehensive income, net	$117.6	$83.6
10. Stock-Based Compensation
The Company awarded stock options, restricted stock units (RSUs) and performance share units (PSUs) to certain officers of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Weighted Average Exercise Price	Aggregate Fair Value on Date of Grant
				(in millions)
March 2016
Stock options(1)	67,431	$8.38	$27.72	$0.6
RSUs(1)	80,816	27.72	—	2.2
PSUs(2)	97,236	27.72	—	2.7

May 2016
RSUs(1)	17,892	30.18	—	0.5

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

A total of 484,829 and 463,466 stock options were exercised during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions, except share data)
Net income available to stockholders—basic and diluted	$22.6	$24.5	$71.2	$67.7
Weighted average number of shares outstanding—basic	32,449,617	32,184,143	32,497,478	32,000,142
Effect of dilutive securities:
PSUs	238,633	72,612	196,898	161,335
Stock options	192,827	245,708	251,068	289,348
RSUs	67,885	21,877	70,429	47,268
Dilutive potential shares	499,345	340,197	518,395	497,951
Weighted average number of shares outstanding—diluted	32,948,962	32,524,340	33,015,873	32,498,093
Diluted earnings per share excludes outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options, PSUs, and RSUs that were excluded from diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Options excluded as the exercise price was greater than the average market price	—	80,800	—	26,933
Options, PSUs and RSUs excluded under the treasury method as the potential proceeds on settlement or exercise price were greater than the value of shares acquired	67,431	336,006	98,021	316,273

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
Overview
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to select, small businesses in low to medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance in 34 states and the District of Columbia, with a concentration in California, where over one-half of our business is generated. Our revenues are primarily comprised of net premiums earned, net investment income, and net realized gains on investments.
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

	September 30, 2016	December 31, 2015
	(in millions, except share data)
GAAP stockholders' equity	$850.1	$760.8
Deferred reinsurance gain–LPT Agreement	177.8	189.5
Less: Accumulated other comprehensive income, net	117.6	83.6
Adjusted stockholders' equity(1)	$910.3	$866.7
Common shares outstanding	32,109,976	32,216,480

(1)
Adjusted stockholders' equity is a non-GAAP measure that is defined as total stockholders' equity plus the Deferred reinsurance gain–LPT Agreement (Deferred Gain), less Accumulated other comprehensive income, net. We believe that Adjusted stockholders' equity is an important supplemental measure of our capital position.

Overall, net income was $22.6 million and $71.2 million for the three and nine months ended September 30, 2016, respectively, compared to $24.5 million and $67.7 million for the corresponding periods of 2015. We recognized underwriting income before tax of $11.3 million and $29.7 million for the three and nine months ended September 30, 2016, respectively, compared to $10.6 million and $24.9 million for the corresponding periods of 2015. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned.
Our results of operations during the nine months ended September 30, 2016 were impacted by: (1) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $3.1 million cumulative adjustment to the Deferred Gain and reduced our losses and LAE by the same amount during the second quarter of 2016 (LPT Reserve Adjustment) and (2) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $1.8 million cumulative adjustment, which reduced our losses and LAE by the same amount (LPT Contingent Commission Adjustment) during the second quarter of 2016. Collectively, these items increased net income by $4.9 million during the second quarter of 2016.
Our results of operations during the nine months ended September 30, 2015 were impacted by: (1) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $6.4 million LPT Reserve Adjustment during the nine months ended September 30, 2015; (2) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $2.6 million LPT Contingent Commission Adjustment during the nine months ended September 30, 2015; and (3) a reallocation of $19.4 million of reserves from non-taxable periods prior to January 1, 2000 during the second quarter of 2015, which reduced our tax expenses by $3.8 million and reduced our effective tax rate by 4.6 percentage points for the nine months ended September 30, 2015. Collectively, these items increased net income by $12.8 million for the nine months ended September 30, 2015.

The comparative components of net income are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Gross premiums written	$164.4	$168.5	$545.7	$533.1
Net premiums written	$163.0	$166.5	$540.4	$526.7

Net premiums earned	$173.3	$179.0	$522.8	$508.6
Net investment income	17.9	18.5	54.1	53.8
Net realized gains on investments	1.6	2.0	9.1	5.1
Other income	—	—	0.6	0.1
Total revenues	192.8	199.5	586.6	567.6

Losses and LAE	109.0	115.8	328.0	323.5
Commission expense	21.3	21.0	63.5	62.6
Underwriting and other operating expenses	31.7	31.6	101.6	97.6
Interest expense	0.4	0.7	1.2	2.1
Income tax expense	7.8	5.9	21.1	14.1
Total expenses	170.2	175.0	515.4	499.9
Net income	$22.6	$24.5	$71.2	$67.7
Less amortization of the Deferred Gain related to losses	$2.5	$2.3	$7.2	$7.1
Less amortization of the Deferred Gain related to contingent commission	0.5	0.4	1.5	1.4
Less impact of LPT Reserve Adjustments(1)	—	—	3.1	6.4
Less impact of LPT Contingent Commission Adjustments(1)	—	—	1.8	2.6
Net income before impact of the LPT Agreement(2)	$19.6	$21.8	$57.6	$50.2

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
Gross Premiums Written
Gross premiums written is the sum of both direct premiums written and assumed premiums written before the effect of ceded reinsurance. Gross premiums written decreased 2.4% for the three months ended September 30, 2016 and increased 2.4% for the nine months ended September 30, 2016, compared to the same periods of 2015. The year-over-year decrease in gross premiums written for the quarter was primarily due to a $5.0 million decrease in our final audit premiums in the third quarter of 2016, compared to the third quarter of 2015. The year-over-year increase in gross premiums written for the nine months ended September 30, 2016 was primarily due to final audit premiums that were $18.9 million higher, partially offset by declines in premium due to lower levels of renewal premiums, year-over-year. The declines in renewal premiums year-over-year were due to declines in the LA Area of California, partially offset by increases in states outside California, as well as territories outside of southern California. While overall renewal premiums were down slightly year-over-year, primarily driven by lower net rates, our policy unit retention rate increased for the three and nine months ended September 30, 2016, compared to the same periods of 2015. Premiums from new business written increased for the three and nine months ended September 30, 2016, compared to the same periods of 2015.
Net Premiums Earned
Net premiums earned are those portions of the premiums that apply to the expired portions of the policies in force. Net premiums earned are recognized as revenue. Net premiums earned decreased 3.2% for the three months ended September 30, 2016 and increased 2.8% for the nine months ended September 30, 2016, compared to the same periods of 2015. The year-over-year decrease in net premiums earned was primarily the result of $5.0 million decrease in our final audit premiums for the three months ended September 30, 2016, while the year-over-year increase for the nine months ended September 30, 2016 was primarily due to final audit premiums that were $18.9 million higher, partially offset by declines in premium due to lower levels of renewal premiums. The declines in renewal premiums year-over-year were due to declines in the LA Area of California, partially offset by increases in states outside California, as well as territories outside of southern California. Fifty-six percent of our in-force premiums were generated in California and no other state represented a significant concentration of business as of September 30, 2016.
The following table shows the percentage change in our in-force premiums, policy count, average policy size, payroll exposure upon which our premiums are based, and net rate overall and for California:

	As of September 30, 2016
	Year-to-Date (Decrease) Increase			Year-Over-Year (Decrease) Increase
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	(0.3)%	(1.3)%	1.1%	(0.5)%	(2.5)%	2.3%
In-force policy count	0.6	(3.5)	5.0	—	(5.5)	6.2
Average in-force policy size	(0.9)	2.3	(3.8)	(0.5)	3.1	(3.7)
In-force payroll exposure	1.2	1.2	1.2	1.7	0.8	2.2
Net rate(1)	(1.4)	(2.4)	(0.2)	(2.1)	(3.3)	—

(1)
Net rate, defined as total in-force premiums divided by total insured payroll exposure, is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Our in-force premiums and policy count in the LA Area of California declined 13.2% and 13.9%, respectively, year-over-year as of September 30, 2016, while our in-force premiums and policy count in California outside of the LA Area increased 10.3% and 4.1%, respectively, during the same period. The declines in total in-force premiums were driven by lower net rate.
Our net rate (total in-force premiums divided by total insured payroll exposure) in California decreased 3.3% year-over-year as of September 30, 2016. Net rate is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.
Our in-force premiums and number of policies in-force for California and all other states combined were as follows:

	September 30, 2016		December 31, 2015		September 30, 2015		December 31, 2014
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$347.8	42,550	$352.2	44,080	$356.8	45,021	$370.8	47,093
Other	270.1	42,450	267.3	40,416	264.1	39,981	257.1	38,209
Total	$617.9	85,000	$619.5	84,496	$620.9	85,002	$627.9	85,302
Our alternative distribution channels that utilize partnerships and alliances generated $151.3 million and $147.4 million, or 24.5% and 23.7%, of our in-force premiums as of September 30, 2016 and 2015, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnerships and alliances.
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
Net investment income decreased 3.2% for the three months ended September 30, 2016 and increased 0.6% for the nine months ended September 30, 2016, compared to the same periods of 2015. The average pre-tax book yield on invested assets was 3.1% and 3.2% at September 30, 2016 and 2015, respectively. The tax-equivalent yield on invested assets was 3.7% and 3.8% at September 30, 2016 and 2015, respectively. The decrease in investment income year-over-year for the quarter was primarily related to the decrease in pre-tax book yield. The slight increase in net investment income for the nine months ended September 30, 2016 was primarily related to a slight change in the mix of invested assets in the investment portfolio.
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
Net realized gains on investments were $1.6 million and $9.1 million for the three and nine months ended September 30, 2016, respectively, compared to $2.0 million and $5.1 million for the corresponding periods of 2015. The increase in net realized gains on investments year-over-year for the nine months ended September 30, 2016 was the result of the sale of equity securities as part of a regular rebalancing of our equity investment portfolio and to meet cash needs at the holding company. For the nine months ended September 30, 2016, these gains were partially offset by $5.3 million in other-than-temporary impairments of certain equity securities due to our intent to sell certain securities and the downturn in the energy sector that occurred in the first quarter of 2016.
Additional information regarding our Investments is set forth under “—Liquidity and Capital Resources—Investments.”
Combined Ratio
The combined ratio, a key measurement of underwriting profitability, is the sum of the loss and LAE ratio, the commission expense ratio, and the underwriting and other operating expenses ratio. When the combined ratio is below 100%, we have recorded underwriting income, and conversely, when the combined ratio is greater than 100%, we have recorded an underwriting loss and cannot be profitable without investment income. Because we have only one operating segment, holding company expenses are included in our calculation of the combined ratio and increased the combined ratio by 1.4 and 1.6 percentage points for the three and nine months ended September 30, 2016, respectively, compared to 1.7 and 1.9 percentage points for the corresponding periods of 2015.
The following table provides the calculation of our calendar period combined ratios.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Loss and LAE ratio	62.9%	64.7%	62.7%	63.6%
Underwriting and other operating expenses ratio	18.3	17.7	19.5	19.2
Commission expense ratio	12.3	11.7	12.1	12.3
Combined ratio	93.5%	94.1%	94.3%	95.1%
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
Our loss and LAE ratio decreased 1.8 and 0.9 percentage points for the three and nine months ended September 30, 2016, compared to the same periods of 2015, while the amount of our losses and LAE decreased 5.9% year-over-year for the quarter and increased 1.4% for the nine months ended September 30, 2016. The decreases in the loss and LAE ratio were primarily due to decreases in the current accident year loss estimates.
Our current accident year loss estimates were 64.1% and 65.6% for the three and nine months ended September 30, 2016, compared to 66.3% and 66.8% for the three and nine months ended September 30, 2015, respectively. The decreases in our current accident year loss estimate reflects the impact of key business initiatives, including but not limited to: emphasizing the settlement of open claims; diversifying our risk exposure across our markets; non-renewing underperforming business; and targeting profitable classes of business across all of our markets. In addition, we have increased rates in the LA Area in California limiting our growth in that territory, while we continue to grow in other territories within and outside of California. The current accident year loss estimate for the nine months ended September 30, 2016 includes the impact of $6.5 million in large losses recognized in the second quarter of 2016, which increased the current accident year loss estimate for the nine months ended September 30, 2016.
Prior accident year favorable (unfavorable) loss development was $(0.8) million and $1.5 million for the three and nine months ended September 30, 2016, compared to $0.1 million and $(1.3) million for the three and nine months ended September 30, 2015, respectively. Prior accident year loss development was related to our Assigned Risk Business.
Excluding the impact from the LPT Agreement, losses and LAE would have been $112.0 million and $118.5 million, or 64.6% and 66.2% of net premiums earned, for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, losses and LAE, excluding the impact of the LPT, would have been $341.6 million and $341.0 million, or 65.3% and 67.0% of net premium earned, respectively.
The table below reflects losses and LAE reserve adjustments and the impact of the LPT on net income before taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Prior accident year favorable (unfavorable) loss development, net	$(0.8)	$0.1	$1.5	$(1.3)
Amortization of the Deferred Gain related to losses	$2.5	$2.3	$7.2	$7.1
Amortization of the Deferred Gain related to contingent commission	0.5	0.4	1.5	1.4
Impact of LPT Reserve Adjustments	—	—	3.1	6.4
Impact of LPT Contingent Commission Adjustments	—	—	1.8	2.6
Total impact of the LPT on losses and LAE	3.0	2.7	13.6	17.5
Total losses and LAE reserve adjustments	$2.2	$2.8	$15.1	$16.2
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
Our underwriting and other operating expenses ratio increased 0.6 and 0.3 percentage points, while the amount of our underwriting and other operating expenses increased 0.3% and 4.1% for the three and nine months ended September 30, 2016, compared to the same periods of 2015. During the three months ended September 30, 2016 our policyholder dividends increased $0.3 million and our compensation-related expenses increased $0.2 million, partially offset by a $0.4 million decrease in our bad debt expense, compared to the same period of 2015. During the nine months ended September 30, 2016 our premium taxes and assessments increased $2.6 million, our compensation-related expenses increased $2.1 million, policyholder dividends increased $0.7 million and our IT related expenses increased $0.6 million, partially offset by a $1.6 million decrease in our bad debt expense, compared to the same period of 2015.
Commission Expense Ratio. The commission expense ratio is the ratio of commission expense to net premiums earned and measures the cost of compensating agents and brokers for the business we have written.
Commission expense includes direct commissions to our agents and brokers for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.
Our commission expense ratio increased 0.6 percentage points for the three months ended September 30, 2016 and decreased 0.2 percentage points for the nine months ended September 30, 2016, compared to the same periods of 2015, while our commission expense was $0.3 million higher for the three months ended September 30, 2016 and $0.9 million lower nine months ended September 30, 2016, compared to the same periods of 2015.

Income Tax Expense
Income tax expense was $7.8 million and $21.1 million for the three and nine months ended September 30, 2016, respectively, compared to $5.9 million and $14.1 million for the corresponding periods of 2015. Our effective tax rate was 25.7% and 22.9% for the three and nine months ended September 30, 2016, respectively, compared to 19.4% and 17.2% for the same periods of 2015, respectively. The increases in income tax expense were primarily due to increases in our projected annual net income before taxes. Additionally, our income tax expense was decreased by $0.1 million and $1.4 million for the three and nine months ended September 30, 2016, respectively, as a result of the implementation of new accounting guidance related to stock-based compensation in the third quarter of 2016.
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
The holding company had $53.6 million of cash and cash equivalents and fixed maturity securities maturing within the next 24 months at September 30, 2016. Total cash and investments at the holding company was $65.1 million at September 30, 2016. We believe that the liquidity needs of the holding company over the next 24 months will be met with cash, investments, and dividends from our insurance subsidiaries.
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
Our insurance subsidiaries had $452.1 million of cash and cash equivalents, short-term investments, and fixed maturity securities maturing within the next 24 months at September 30, 2016. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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
Various state laws and regulations require us to hold securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $1.0 billion and $0.9 billion were on deposit at September 30, 2016 and December 31, 2015, respectively. These laws and regulations govern both the amount and types of fixed maturity securities that are eligible for deposit. Additionally, certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of ceding reinsurers was $27.7 million and $32.7 million at September 30, 2016 and December 31, 2015, respectively.
Sources of Liquidity
We monitor cash flows at both the consolidated and subsidiary levels. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate. For additional information regarding our cash flows, see Item 1, Unaudited Consolidated Statements of Cash Flows.

The table below shows our net cash flows for the nine months ended:

	September 30,
	2016	2015
	(in millions)
Cash and cash equivalents provided by (used in):
Operating activities	$97.0	$94.0
Investing activities	(49.1)	(139.1)
Financing activities	(20.4)	(2.3)
Increase (Decrease) in cash and cash equivalents	$27.5	$(47.4)
Operating Cash Flows. Major components of net cash provided by operating activities for the nine months ended September 30, 2016 included net premiums received of $525.0 million and investment income received of $65.8 million. These were partially offset by claims payments of $323.0 million (net of $22.7 million recovered from reinsurers), underwriting and other operating expenses paid of $97.2 million (including premium taxes paid of $24.1 million), and commissions paid of $62.3 million.
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
Investing Cash Flows. The major components of net cash used in investing activities for the nine months ended September 30, 2016 and 2015 were the purchases of fixed maturity and equity securities, partially offset by proceeds from sales, maturities, and redemptions of investments.
Financing Cash Flows. Cash used in financing activities for the nine months ended September 30, 2016 was to repurchase common stock and to pay dividends to stockholders, partially offset by cash received related to the exercise of stock options.
The majority of cash used in financing activities for the nine months ended September 30, 2015 was to pay dividends to stockholders, partially offset by cash received related to the exercise of stock options.
Dividends. Dividends paid to stockholders were $8.8 million and $5.8 million for the nine months ended September 30, 2016 and 2015, respectively. On October 26, 2016, the Board of Directors declared a $0.09 dividend per share, payable November 23, 2016, to stockholders of record on November 9, 2016.
Share Repurchases. On February 16, 2016, the Board of Directors authorized a share repurchase program for up to $50.0 million of our common stock from February 22, 2016 through February 22, 2018 (the 2016 Program). Through September 30, 2016, we repurchased a total of 642,024 shares of common stock under the 2016 Program at an average price of $28.91 per share, including commissions, for a total cost of $18.6 million.
Capital Resources
Our capital structure is comprised of outstanding debt and stockholders’ equity. As of September 30, 2016, our capital structure consisted of $32.0 million in surplus notes maturing in 2034, and $1.0 billion of stockholders’ equity, including the Deferred Gain. Outstanding debt was 3.0% of total capitalization, including the Deferred Gain, as of September 30, 2016.
Contractual Obligations and Commitments. The following table identifies our long-term debt and contractual obligations as of September 30, 2016.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$16.9	$5.1	$7.3	$4.2	$0.3
Purchased liabilities	5.4	3.4	1.4	0.6	—
Notes payable(1)	60.6	1.6	3.2	3.2	52.6
Capital leases	0.7	0.3	0.3	0.1	—
Losses and LAE reserves (2)(3)	2,330.0	375.6	465.0	273.4	1,216.0
Total contractual obligations	$2,413.6	$386.0	$477.2	$281.5	$1,268.9

(1)
Notes payable obligations reflect payments for the principal and estimated interest expense based on LIBOR plus a margin. The estimated interest expense was based on the contractual obligations of the debt outstanding as of September 30, 2016. The interest rates range from 4.9% to 5.1%.

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

(3)	The losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which are as follows for each of the periods presented above:

	Recoveries By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables for unpaid losses	$(591.5)	$(30.5)	$(57.7)	$(53.6)	$(449.7)
Investments
The cost or amortized cost of our investment portfolio was $2.4 billion and the fair value was $2.6 billion as of September 30, 2016.
We employ an investment strategy that emphasizes asset quality and considers the durations, maturities, and anticipated cash flows of securities against anticipated claim payments, other expenditures and liabilities, and capital and liquidity needs. Our investment portfolio is structured so that investments mature periodically in reasonable relation to current expectations of future claim payments. Currently, we make claim payments from positive cash flow from operations and use excess cash to fund growth in our business, invest in operations, invest in marketable securities, and return capital to our stockholders.
As of September 30, 2016, our investment portfolio, which is classified as available-for-sale, consisted of 92.9% fixed maturity securities whose fair values may fluctuate due to prevailing market interest rates. We strive to limit interest rate risk by managing the duration of our fixed maturity securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.2 at September 30, 2016. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "AA-," using ratings assigned by Standard & Poor's (S&P). Our fixed maturity securities portfolio had a weighted average quality of "AA-" as of September 30, 2016, with 56.9% of the portfolio rated "AA" or better, based on fair value.
We carry our portfolio of equity securities on our balance sheet at fair value. We seek to minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors. Equity securities represented 7.1% of our investment portfolio at September 30, 2016.
Given current economic uncertainty and continuing market volatility, we believe that our current asset allocation best meets our strategy to preserve capital for policyholders, to provide sufficient income to support our insurance operations, and to effectively grow book value over a long-term investment horizon.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average book yield, and the average tax equivalent yield based on the fair value of each category of invested assets as of September 30, 2016.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield
	(in millions, except percentages)
U.S. Treasuries	$127.9	5.0%	1.8%	1.8%
U.S. Agencies	13.0	0.5	4.3	4.3
States and municipalities	897.2	34.7	3.1	4.5
Corporate securities	996.5	38.7	3.1	3.1
Residential mortgage-backed securities	235.0	9.1	3.0	3.0
Commercial mortgage-backed securities	86.5	3.3	2.5	2.5
Asset-backed securities	27.8	1.1	1.8	1.8
Equity securities	184.5	7.1	5.7	7.5
Short-term investments	14.0	0.5	1.0	1.0
Total	$2,582.4	100.0%
Weighted average yield			3.1%	3.7%

The following table shows the percentage of total estimated fair value of our fixed maturity securities as of September 30, 2016 by credit rating category, using the lower of ratings assigned by Moody's Investor Services and/or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	9.7%
“AA”	47.2
“A”	28.8
“BBB”	13.5
Below investment grade	0.8
Total	100.0%
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
Based on our reviews of fixed maturity and equity securities, we believe that we appropriately identified the declines in the fair values of our unrealized losses for the nine months ended September 30, 2016. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or maturity.
Based on reviews of the equity securities, the Company recognized a total impairment of $5.3 million in the fair value of 32 equity securities for the nine months ended September 30, 2016, as a result of our intent to sell and/or the severity and duration of the change in fair value of the securities. The remaining unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers. The other-than-temporary impairment of equity securities was primarily due to the downturn in the energy sector that occurred in the first quarter of 2016.
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
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of September 30, 2016, our fixed maturity securities portfolio had a duration of 4.2. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2015 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the repurchases of our common stock for each month within the third quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
July 1 – July 31, 2016	39,950	$29.63	39,950	$41.9
August 1 – August 31, 2016	255,634	28.65	255,634	34.6
September 1 – September 30, 2016	104,155	30.01	104,155	31.4
Total	399,739	$29.10	399,739

(1)	Includes fees and commissions paid on stock repurchases.

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

EMPLOYERS HOLDINGS, INC.

Date:	October 27, 2016	/s/ Douglas D. Dirks
Douglas D. Dirks
President and Chief Executive Officer
Employers Holdings, Inc.

Date:	October 27, 2016	/s/ Terry Eleftheriou
Terry Eleftheriou
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)