Form 10-K
period 2016-12-31
Employers Holdings, Inc.
filed 2017-02-24
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was $917,071,061.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	February 16, 2017
Common Stock, $0.01 par value per share	32,145,592 shares outstanding
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the 2017 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

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

PART I
Item 1. Business
General
Employers Holdings, Inc. (EHI) is a holding company, which was incorporated in Nevada in 2005. Unless otherwise indicated, all references to “we,” “us,” “our,” the “Company” or similar terms refer to EHI together with its subsidiaries. Through our wholly owned insurance subsidiaries, Employers Insurance Company of Nevada, Employers Compensation Insurance Company, Employers Preferred Insurance Company, and Employers Assurance Company, we are engaged in the commercial property and casualty insurance industry, specializing in workers' compensation products and services. We had 693 full-time employees at December 31, 2016 and our principal executive offices are located at 10375 Professional Circle in Reno, Nevada. Our insurance subsidiaries have each been assigned an A.M. Best Company (A.M. Best) rating of “A-” (Excellent), with a “stable” outlook, which is the 4th highest of 13 A.M. Best ratings.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, and Proxy Statements for our Annual Meetings of Stockholders are available free of charge on our website at www.employers.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). Our website also provides access to reports filed by our Directors, executive officers and certain significant stockholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, and charters for the Audit, Board Governance and Nominating, Executive, Finance, Compensation, and Risk committees of our Board of Directors are available on our website. Copies of these documents may also be obtained free of charge by written request to Investor Relations, 10375 Professional Circle, Reno, Nevada 89521-4802. The SEC also maintains a website at www.sec.gov that contains the information that we file electronically with the SEC.
Property and Casualty Insurance in General
A widely-used measure of relative underwriting performance for an insurance company is the combined ratio. Combined ratio is calculated by adding: (i) the ratio of losses and loss adjustment expense (LAE) to earned premiums (known as the “loss and LAE ratio”); (ii) the ratio of commission expenses to earned premiums (known as the “commission expense ratio”); and (iii) the ratio of underwriting and other operating expenses to earned premiums (known as the “underwriting and operating expenses ratio”), with each component determined in accordance with U.S. generally accepted accounting principles (GAAP). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit. A combined ratio over 100% indicates that an insurance company is generating an underwriting loss.
In insurance and reinsurance operations, “float” arises when premiums are received before losses and other expenses are paid, an interval that may extend over many years. During that time, the insurer may choose to invest the money, thereby earning investment income and generating investment gains and losses.
Insurance companies operating at a GAAP combined ratio of greater than 100% can be profitable when investment income and net investment gains are taken into account. The length of time between receiving premiums and paying out claims, commonly referred to as the “tail,” can significantly affect how profitable float can be. Long-tail losses, such as workers’ compensation, pay out over longer periods of time providing us the opportunity to generate investment earnings from float.
Underwriting income or loss is determined by deducting losses and LAE, commission expenses, and underwriting and other operating expenses from net premiums earned.
Our Strategy
Business Strategy
Our strategy is to pursue profitable growth opportunities across market cycles and maximize total investment returns within the constraints of prudent portfolio management. We pursue profitable growth opportunities by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-term relationships with independent insurance agencies, and developing important alternative distribution channels. We continue to execute a number of ongoing business initiatives, including: focusing on internal and customer-facing business process excellence; accelerating the settlement of open claims; diversifying our risk exposure across geographic markets; utilizing a multi-company pricing platform; utilizing territory-specific pricing; and leveraging data-driven strategies to target, price, and underwrite profitable classes of business across all of our markets.

Capital Strategy
We believe that we have a strong capital position. We periodically reassess our capital needs to ensure an optimal use of capital consistent with our goal to create shareholder value over the long-term. Our capital strategy is focused on supporting our business operations by maintaining capital levels commensurate with our desired ratings from independent rating agencies, satisfying regulatory constraints and legal requirements, and sustaining a level of financial flexibility to prudently manage our business through insurance and economic cycles while allowing us to take advantage of investment opportunities, including mergers and acquisitions, as and when they arise.
We intend to return capital not needed for these purposes to our common stockholders in the form of dividends on our common stock and, when feasible, common stock repurchases. The timing and actual numbers of shares that may be repurchased in the future will depend on a variety of factors, including our financial position, liquidity, share price, corporate and regulatory requirements, and other market and economic conditions. Additional information regarding our capital is set forth under “Part II, Item 7–Liquidity and Capital Resources.”
Description of Business
We are a specialty provider of workers' compensation insurance focused on select small businesses in low to medium hazard industries. We employ a disciplined, conservative underwriting approach designed to individually select specific types of businesses, predominantly those in the lowest four of the seven workers' compensation insurance industry-defined hazard groups, that we believe will have fewer and less costly claims relative to other businesses in the same hazard groups. Workers' compensation is provided under a statutory system wherein most employers are required to provide coverage for their employees' medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We operate as a single reportable segment and conduct operations in 36 states and the District of Columbia (D.C.), with a concentration in California, where over one-half of our business is generated.
In 1999, the Nevada State Industrial Insurance System (the Fund) entered into a retroactive 100% quota share reinsurance agreement (LPT Agreement) through a loss portfolio transfer transaction with third party reinsurers. The LPT Agreement commenced on June 30, 1999 and will remain in effect until all claims under the covered policies have closed, the LPT Agreement is commuted or terminated, upon the mutual agreement of the parties, or the reinsurers' aggregate maximum limit of liability is exhausted, whichever occurs first. The LPT Agreement does not provide for any additional termination terms. On January 1, 2000, we assumed all of the assets, liabilities and operations of the Fund, including the Fund's rights and obligations associated with the LPT Agreement.
We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain (Deferred Gain) was recorded as a liability on our Consolidated Balance Sheets. We are entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement.
We had total assets of $3.8 billion at December 31, 2016 and 2015. The following table highlights key results of our operations for the last three years.

	Years Ended December 31,
	2016	2015	2014
	(in millions, except ratios)
Net premiums written	$694.6	$689.3	$687.6
Total revenues	779.8	752.1	773.5
Net income	106.7	94.4	100.7

Combined ratio	91.8%	94.1%	97.0%
Impact of the LPT Agreement(1)	2.3%	3.0%	8.0%
Combined ratio before the impact of the LPT Agreement(1)	94.1%	97.1%	105.0%

(1)
The impact of the LPT Agreement includes: (a) amortization of the Deferred Gain; (b) adjustments to LPT Agreement ceded reserves; and (c) adjustments to Contingent commission receivable–LPT Agreement. Deferred Gain reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method. Amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the LPT Agreement, except for the contingent profit commission, which is amortized through June 30, 2024. The amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement and the expected losses and LAE subject to the contingent profit commission under the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, contingent commission receivable, and the Deferred Gain, with the net effect being an increase or decrease, as the case may be, to net income. Combined ratio before impact of the LPT Agreement is not a measurement of financial performance under GAAP, but rather reflects the difference in accounting treatment between statutory accounting principles and GAAP, and should not be considered in isolation or as an alternative to the combined ratio or any other measure of performance derived in accordance with GAAP.

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
Disciplined Underwriting
Our strategy is to focus on disciplined underwriting and continue to pursue profitable growth opportunities across market cycles. We carefully monitor market trends to assess business opportunities that we expect will meet our pricing and risk standards. We price our policies based on the specific risks associated with each potential insured rather than solely on the industry class in which a potential insured is classified. Our disciplined underwriting approach, workers' compensation specialization, expertise in underwriting small businesses, and data-driven strategies are critical elements of our culture, which we believe allow us to offer competitive prices, diversify our risks, and out-perform the industry.
We execute our underwriting processes through automated systems and experienced underwriters with specific knowledge of the local markets in which we operate. We have developed automated underwriting templates for specific classes of business that produce faster quotes when certain underwriting criteria are met. Our underwriting guidelines consider many factors, such as type of business, nature of operations, and risk exposures, and are designed to minimize or prevent underwriting of certain classes of business that we view as being unattractive.
Loss Control
Our loss control professionals provide consultation to policyholders, as a component of our workers' compensation insurance product, to assist them in preventing or reducing the frequency and severity of losses and containing costs once claims occur. They also assist our underwriting personnel by conducting risk evaluations of potential and current policyholders and are an important part of our underwriting discipline.
Premium Audit
We conduct premium audits on substantially all of our policyholders annually upon the policy expiration. Premium audits allow us to comply with applicable state and reporting bureau requirements and to verify that policyholders have accurately reported their payroll and employee job classifications. We also selectively perform interim audits on certain classes of business or if unusual claims are filed or concerns are raised regarding projected annual payrolls, which could result in substantial variances at final audit. These variances result in adjustments to our written and earned premiums, as well as our net losses and LAE, in the periods in which they become known.
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
We utilize an outcome-based medical network that incorporates predictive analytics to identify medical providers who achieve superior clinical outcomes for our injured workers that allows us to optimize our provider network and enhance the quality of care. We have also implemented a proactive pharmacy benefit management program that, along with our outcome based medical network, focuses on reducing claims costs and accelerating injured workers' return to work. We recently implemented our Injured Employee Hotline that allows employees who are injured at work to receive professional nurse consultation by phone when reporting the claim. This service has proven to reduce overall claims costs and is intended to ensure the injured worker receives appropriate and timely medical care.
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
Our claims department also provides claims management services for those claims incurred by the Fund, which were assumed by EICN and are subject to the LPT Agreement with dates of injury prior to July 1, 1995. Additional information regarding the LPT Agreement is set forth under “–Reinsurance–LPT Agreement.” We receive a management fee from the third party reinsurers equal to 7% of the loss payments on these claims.
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
We are actively investing in technology and systems across our business to maximize efficiency, facilitate customer self-service, and create increased capacity that will allow us to lower our expense ratios while growing premiums. These investments in technology are expected to increase our depreciation expense beginning in 2018; however, we expect that these increased expenses will be largely offset by operational efficiency gains in future periods.
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
We focus heavily on our in-force premiums, which represent the initial premium on all policies that have not expired or have not been canceled. The following table shows a reconciliation of our gross premiums earned during the years ended December 31, 2016, 2015, and 2014 to in-force premiums as of December 31, 2016, 2015, and 2014:

	2016	2015	2014
	(in millions)
Gross premiums earned	$701.6	$698.8	$694.6
Less: Final audit and retroactive adjustments	$72.6	$66.5	$55.8
Less: Involuntary premium	$10.4	$12.8	$10.9
In-force premium	$618.6	$619.5	$627.9

The following table sets forth our in-force premiums by hazard group and as a percentage of our total in-force premiums as of December 31:

Hazard Group	2016	Percentage of 2016 Total	2015	Percentage of 2015 Total	2014	Percentage of 2014 Total
	(in millions, except percentages)
A	$162.6	26.3%	$159.6	25.8%	$165.6	26.4%
B	161.0	26.0	159.2	25.7	159.3	25.4
C	195.7	31.7	203.5	32.8	207.5	33.0
D	88.0	14.2	86.0	13.9	82.6	13.2
E	9.8	1.6	9.7	1.6	11.0	1.7
F	1.3	0.2	1.4	0.2	1.8	0.3
G	0.2	<0.1	0.1	<0.1	0.1	<0.1
Total	$618.6	100.0%	$619.5	100.0%	$627.9	100.0%
In-force premiums for our top ten types of insureds and as a percentage of our total in-force premiums as of December 31, 2016 were as follows:

Employer Classifications	In-force Premiums	Percentage of Total
	(in millions, except percentages)
Restaurants	$159.4	25.8%
Hotels, Motels, and Clubs	52.6	8.5
Automobile Service or Repair Shops	50.0	8.1
Dentists, Optometrists, and Physicians	32.8	5.3
Stores	29.7	4.8
Real Estate Management	22.2	3.6
Wholesale Stores	19.9	3.2
Professional Services	19.4	3.1
Groceries and Provisions	17.8	2.9
Schools – Colleges and Religious Organizations	16.0	2.6
Total	$419.8	67.9%
We currently write business in 36 states and the D.C. Our business is concentrated in California, which makes the results of our operations more dependent on the trends that are unique to that state and that may differ from national trends. State and federal legislation and regulation, court decisions, local competition, economic and employment trends, and workers' compensation medical cost trends can materially impact our financial results.
As of December 31, 2016, our policyholders had average annual in-force premiums of $7,293. We are not dependent on any single policyholder and the loss of any single policyholder would not have a material adverse effect on our business.
The following table shows our in-force premiums and number of policies in-force for each state with at least five percent of our in-force premiums and all other states combined as of December 31:

	2016		2015		2014
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$348.3	42,120	$352.2	44,080	$370.8	47,093
Florida	35.2	5,263	29.4	4,735	23.7	4,128
Illinois	30.6	3,106	32.5	3,286	31.6	3,102
Other (33 states and D.C.)	204.5	34,333	205.3	32,395	201.8	30,979
Total	$618.6	84,822	$619.5	84,496	$627.9	85,302
From 2014 through 2016, our total in-force premiums and number of policies in-force have remained relatively consistent, while in-force premiums and policy count in California decreased 6.1% and 10.6%, respectively, reflecting our efforts to continue to diversify and grow our business in new and profitable markets. We cannot be certain how these trends will ultimately impact our consolidated financial position and results of operations.

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
Our net rate (total in-force premiums divided by total insured payroll exposure) decreased 0.7%, 2.7%, and increased 3.9% overall during the years ended December 31, 2016, 2015, and 2014, respectively. In California, our net rate decreased 2.2%, and increased 0.7%, and 11.3% during the years ended December 31, 2016, 2015, and 2014, respectively. Net rate is affected by a variety of factors including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures. Pricing in California reflects schedule rating, filed rates, and experience modifiers. We began leveraging territorial multipliers and multiple insurance subsidiaries, each with different rate filings, to provide additional pricing options in California for policies incepting on or after June 1, 2014.
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
The following tables show changes in the historical loss reserves, on a gross basis and net of reinsurance, at December 31 for each of the 10 years prior to 2016 for EICN and ECIC, and for each of the years ended December 31, 2008 through December 31, 2016 the amounts include EPIC and EAC. This information is presented on a GAAP basis and the paid and reserve data is presented on a calendar year basis.
The top line of each table shows the net and gross reserves for unpaid losses and LAE recorded at each year-end. Such amounts represent an estimate of unpaid losses and LAE occurring in that year as well as an estimate of future payments on claims that occurred in prior years. The upper portion of each of these tables presents the cumulative amounts paid during subsequent years on those losses for which reserves were carried as of each specific year. The lower portion of each of these tables presents the re-estimated amounts of the previously recorded reserves based on experience as of the end of each succeeding year. The re-estimated amounts change as more information becomes known about the actual losses for which the initial reserve was carried. An adjustment to the carrying value of unpaid losses for a prior year will also be reflected in the adjustments for each subsequent year. The net and gross cumulative redundancy (deficiency) line represents the cumulative change in estimates since the initial reserve was established. It is equal to the difference between the initial reserve and the latest re-estimated reserve amount. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Net reserves for losses and LAE	(in millions)
Originally estimated	$1,209.7	$1,217.1	$1,430.1	$1,373.2	$1,323.7	$1,331.5	$1,426.2	$1,587.4	$1,700.2	$1,719.3	$1,721.0
Net cumulative amounts paid as of:
One year later	109.1	127.9	214.5	206.7	218.6	225.5	261.7	319.7	355.2	354.1
Two years later	186.0	219.5	342.2	361.0	371.1	390.5	456.5	558.7	590.9
Three years later	249.1	295.6	449.9	472.8	485.6	515.1	610.8	713.2
Four years later	302.9	354.9	532.1	557.8	577.0	619.4	708.8
Five years later	345.8	405.6	598.5	628.9	656.4	687.5
Six years later	384.5	448.1	656.1	692.1	711.4
Seven years later	417.6	484.7	708.4	737.7
Eight years later	447.6	521.3	746.6
Nine years later	475.9	548.4
Ten years later	498.0
Net reserves re-estimated as of:
One year later	1,149.6	1,151.2	1,378.8	1,359.0	1,324.8	1,333.3	1,433.2	1,592.0	1,693.1	1,700.9
Two years later	1,085.4	1,100.7	1,352.0	1,340.4	1,313.1	1,334.0	1,429.8	1,603.8	1,669.5
Three years later	1,035.0	1,079.9	1,320.0	1,324.8	1,312.3	1,329.6	1,428.7	1,596.9
Four years later	1,010.4	1,046.6	1,303.0	1,305.2	1,302.5	1,305.2	1,429.6
Five years later	973.9	1,038.7	1,277.7	1,291.3	1,258.7	1,304.6
Six years later	962.8	1,004.4	1,263.7	1,235.2	1,262.2
Seven years later	921.9	987.2	1,199.6	1,241.0
Eight years later	904.1	927.3	1,206.2
Nine years later	837.1	934.4
Ten years later	839.3
Net cumulative redundancy (deficiency):	370.4	282.7	223.9	132.2	61.5	26.9	(3.4)	(9.5)	30.7	18.4	—
Gross reserves - December 31	2,307.8	2,269.7	2,506.5	2,425.7	2,279.7	2,272.4	2,231.5	2,330.5	2,369.7	2,347.5	2,301.0
Reinsurance recoverable, gross	1,098.1	1,052.6	1,076.4	1,052.5	956.0	940.8	805.4	743.1	669.5	628.2	580.0
Net reserves - December 31	1,209.7	1,217.1	1,430.1	1,373.2	1,323.7	1,331.5	1,426.2	1,587.4	1,700.2	1,719.3	1,721.0
Gross re-estimated reserves	1,722.4	1,781.1	2,062.8	2,057.1	2,017.4	2,020.1	2,110.9	2,252.7	2,297.4	2,306.4	2,301.0
Re-estimated reinsurance recoverables	883.1	846.7	856.7	816.1	755.2	715.5	681.3	655.8	627.9	605.5	580.0
Net re-estimated reserves	839.3	934.4	1,206.1	1,241.0	1,262.2	1,304.6	1,429.6	1,596.9	1,669.5	1,700.9	1,721.0

Gross reserves for losses and LAE
Originally estimated	2,307.8	2,269.7	2,506.5	2,425.7	2,279.7	2,272.4	2,231.5	2,330.5	2,369.7	2,347.5	2,301.0
Gross cumulative amounts paid as of:
One year later	152.9	170.6	258.4	269.8	260.8	263.6	296.9	355.4	386.3	385.9
Two years later	272.5	304.1	449.2	466.4	451.4	463.7	527.3	625.5	653.7
Three years later	377.5	422.9	599.2	616.2	601.0	624.0	712.7	811.8
Four years later	473.8	522.3	719.4	736.3	728.1	759.4	842.5
Five years later	557.0	609.8	821.0	843.2	838.6	859.2
Six years later	632.5	686.1	914.3	937.4	925.4
Seven years later	699.3	754.2	997.6	1,014.8
Eight years later	760.9	819.8	1,067.6
Nine years later	817.5	876.3
Ten years later	868.5
Gross reserves re-estimated as of:
One year later	2,233.2	2,200.7	2,470.7	2,373.5	2,299.7	2,164.6	2,196.1	2,282.7	2,342.5	2,306.4
Two years later	2,162.7	2,148.4	2,405.8	2,370.6	2,178.1	2,123.4	2,139.2	2,279.8	2,297.4
Three years later	2,110.6	2,110.2	2,386.4	2,245.5	2,136.2	2,067.7	2,128.5	2,252.7
Four years later	2,074.5	2,094.1	2,260.0	2,185.5	2,076.4	2,038.5	2,110.9
Five years later	2,050.2	1,983.2	2,194.8	2,122.7	2,030.9	2,020.1
Six years later	1,936.4	1,906.2	2,132.8	2,067.9	2,017.4
Seven years later	1,857.2	1,840.9	2,073.3	2,057.1
Eight years later	1,791.6	1,782.0	2,062.8
Nine years later	1,726.2	1,781.1
Ten years later	1,722.4
Gross cumulative redundancy:	$585.4	$488.6	$443.7	$368.6	$262.3	$252.3	$120.6	$77.8	$72.3	$41.1	$—

Reinsurance
Reinsurance is a transaction between insurance companies in which an original insurer, or ceding company, remits a portion of its premiums to a reinsurer, or assuming company, as payment for the reinsurer assuming a portion of the risk. Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage in excess of a specified amount, or retention, and up to a specified amount. Any liability exceeding the coverage limits of the reinsurance program is retained by the ceding company. The ceding company also bears the risk of a reinsurer's unwillingness or inability to pay. Consistent with general industry practices, we purchase excess of loss reinsurance to protect against the impact of large individual, irregularly-occurring losses, and aggregate catastrophic losses from natural perils and terrorism, excluding nuclear, biological, chemical, and radiological events. Such reinsurance reduces the magnitude of such losses on our net income and the capital of our insurance subsidiaries.
Excess of Loss Reinsurance
Our current reinsurance program applies to all covered losses occurring between 12:01 a.m. July 1, 2016 and 12:01 a.m. July 1, 2017 and consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions. The coverage under our annual reinsurance programs that ended July 1, 2016 and 2015 was $193.0 million and $195.0 million, in excess of our $7.0 million and $5.0 million retention on a per occurrence basis, respectively. We are solely responsible for any losses we suffer above $200.0 million except those covered by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (TRIPRA of 2015). See "—Terrorism Risk Insurance Program." Covered losses which occur prior to expiration or cancellation of the agreement continue to be obligations of the subscribing reinsurers, subject to the other conditions in the agreement. The subscribing reinsurers may terminate the agreement only for our breach of the obligations of the agreement. We are responsible for the losses if the subscribing reinsurer cannot or refuses to pay.
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
We believe that our reinsurance program meets our needs.
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
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775.0 million in cash. The LPT Agreement, which ceded to the reinsurers substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2.0 billion, excluding losses for burial and transportation expenses. The estimated remaining liabilities subject to the LPT Agreement were approximately $465.5 million and $498.0 million, as of December 31, 2016 and 2015, respectively (See Note 10 in the Notes to our Consolidated Financial Statements). Losses and LAE paid with respect to the LPT Agreement totaled approximately $722.7 million and $695.2 million through December 31, 2016 and 2015, respectively.
The reinsurers agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. The LPT Agreement required each reinsurer to place assets supporting the payment of claims by them in a trust that requires collateral be held at a specified level. The level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we may require the reinsurers to contribute additional assets to maintain the required minimum level of collateral. The value of these assets as of December 31, 2016 and 2015 was $355.7 million and $1,445.9 million, respectively.
The reinsurers currently party to the LPT Agreement are Chubb Bermuda Insurance Limited, XL Re Limited, and National Indemnity Company. The contract provides that during the term of the agreement all reinsurers need to maintain a rating of not less than “A-” (Excellent) as determined by A.M. Best. Currently, each of the reinsurers party to the LPT Agreement has a rating that satisfies this requirement.
We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain was recorded as a liability on our Consolidated Balance Sheets as Deferred Gain. We are also entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement. As of December 31, 2016, our estimate of the ultimate expected contingent profit commission was $67.5 million, of which $36.4 million has been settled as of December 31, 2016.
Recoverability of Reinsurance
Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance; however, it does not discharge the ceding company from its primary liability to its policyholders in the event the reinsurer cannot or refuses to pay its obligations under such reinsurance. We monitor the financial strength of our reinsurers and do not believe that we are currently exposed to any material credit risk through our reinsurance arrangements because our reinsurance is recoverable from large, well-capitalized reinsurance companies. At December 31, 2016, $3.5 million of our reinsurance recoverables were collateralized by cash or letters of credit and an additional $355.7 million was held in trust accounts for reinsurance recoverables specifically related to the LPT Agreement.
The following table provides information regarding our ceded reinsurance recoverables for losses and LAE as of December 31, 2016.

Reinsurer	A.M. Best Rating(1)	Total Losses and LAE Paid	Total Unpaid Losses and LAE	Total
		(in millions)
ACE Property & Casualty Insurance Company	A++	$—	$2.3	$2.3
American Healthcare Indemnity Company	N/R	—	2.3	2.3
Aspen Insurance UK Limited	A	0.2	5.7	5.9
Chubb Bermuda Insurance Limited	A++	0.7	46.5	47.2
Everest Reinsurance Company	A+	—	1.2	1.2
Finial Reinsurance	A-	—	4.5	4.5
Hannover Ruck SE	A+	0.3	12.9	13.2
Lloyd's Syndicates	A	0.3	45.5	45.8
Markel Bermuda Limited	A	—	1.7	1.7
Munich Reinsurance America, Inc.	A+	0.1	4.2	4.3
National Indemnity Company	A++	3.8	256.0	259.8
National Union Fire Insurance Co of Pittsburgh	A	0.1	2.6	2.7
ReliaStar Life Insurance Company	A	0.1	1.5	1.6
Safety National Casualty Corporation	A+	—	2.6	2.6
ST Paul Fire & Marine Insurance Company	A++	0.1	4.3	4.4
Swiss Reinsurance America Corporation	A+	0.2	9.2	9.4
Tokio Marine America Insurance Company (TMAIC) (US)	A++	0.1	7.5	7.6
XL Bermuda Ltd	A	2.4	162.9	165.3
All Other	Various	0.2	6.6	6.8
Total		$8.7	$580.0	$588.7

(1)	A.M. Best's highest financial strength ratings for insurance companies are “A++” and “ A+” (Superior), “A” and “A-” (Excellent),
and "B++" and "B+" (Good).
We review the aging of our reinsurance recoverables on a quarterly basis and no material amounts due from our reinsurers have been written-off as uncollectible since our inception in 2000. At December 31, 2016, 1.1% of our reinsurance recoverables on paid losses were greater than 90 days overdue.

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
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total return; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance.
As of December 31, 2016, the total amortized cost of our investment portfolio was $2.4 billion and its fair value was $2.6 billion. These investments provide a source of income, which may fluctuate with changes in interest rates and our current investment strategies.
While we oversee all of our investment activities, we employ Conning and Company (Conning) as our independent investment manager. Conning follows our written investment guidelines based upon strategies approved by our Board of Directors and our asset allocation is reevaluated by management and reviewed by the Finance Committee of the Board of Directors on a quarterly basis. We also utilize Conning's investment advisory services. These services include investment accounting and portfolio modeling using Dynamic Financial Analysis (DFA). The DFA tool is utilized in developing a tailored set of portfolio targets and objectives, which in turn, are considered when constructing an optimal portfolio.
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
We had approximately 4,000 independent agencies that marketed and sold our insurance products at December 31, 2016. Independent agencies generated 74.7%, 75.8%, and 76.2% of in-force premiums at December 31, 2016, 2015, and 2014, respectively, and our largest agency generated one percent or less of our in-force premiums at each of December 31, 2016, 2015, and 2014.
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

Alternative distribution channels generated 25.1%, 23.9%, and 23.6% of our in-force premiums as of December 31, 2016, 2015, and 2014, respectively.
In 2016, a concentration of our business was generated by ADP. ADP is the largest payroll services provider in the United States servicing small and medium-sized businesses. As part of its services, ADP sells our workers' compensation insurance product along with its payroll and accounting services through its insurance agency and field sales staff primarily to small businesses. ADP generated 12.4%, 11.5%, and 11.3% of our in-force premiums as of December 31, 2016, 2015, and 2014, respectively. The majority of this business is written through ADP's small business unit, which has accounts of 1 to 50 employees. We pay ADP fees that are a percentage of premiums received for services provided through the ADP program.
Our relationship with ADP is non-exclusive; however, we believe we are a key partner of ADP for our selected markets and classes of business. Our agreement with ADP may be terminated at any time by either party without cause upon a 120 day notice.
Competition and Market Conditions
The insurance industry is highly competitive, and there is significant competition in the national workers' compensation industry that is based on price and quality of services. We compete with other specialty workers' compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, self-insurance funds, and state insurance pools. Many of our competitors are significantly larger, are more widely known, and/or possess considerably greater financial resources. Our primary competitors are AmTrust Financial Services, Inc., Berkshire Hathaway Homestate Companies, The Hartford Financial Services Group, Inc., ICW Group, and Travelers Insurance Group Holdings, Inc.
The workers' compensation sector continued to see average medical and indemnity claims costs increase, while the industry overall saw a decline in claim frequency in 2015, the most recent year for which industry data is available. We continue to have concerns related to the volatility and uncertainty in the financial markets and economic conditions generally.
Regulation
State Insurance Regulation
Insurance companies are subject to regulation and supervision by the insurance regulator in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. These state agencies have broad regulatory, supervisory, and administrative powers, including, among other things, the power to grant and revoke licenses to transact business, license agencies, set the standards of solvency to be met and maintained, determine the nature of, and limitations on, investments and dividends, approve policy forms and rates in some states, periodically examine financial statements, determine the form and content of required financial statements, set the rates that we may charge in some states, and periodically examine market conduct.
Detailed annual and quarterly financial statements, prepared in accordance with statutory accounting principles (SAP), and other reports are required to be filed with the insurance regulator in each of the states in which we are licensed to transact business. The California Department of Insurance (California DOI), Florida Office of Insurance Regulation (Florida OIR), and Nevada Division of Insurance (Nevada DOI) periodically examine the statutory financial statements of their respective domiciliary insurance companies. In 2015, the California DOI and Nevada DOI completed financial examinations for ECIC and EICN, respectively, and in 2016, the Florida OIR completed its regularly scheduled exams for EPIC and EAC. There were no material findings.
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
Pursuant to applicable insurance holding company laws, EICN is required to register with the Nevada DOI, ECIC is required to register with the California DOI, and EPIC and EAC are required to register with the Florida OIR. Additionally, EPIC and EAC are commercially domiciled in California and are required to register with the California DOI. Under these laws, the respective state insurance regulators may examine us at any time, require disclosure of material transactions and require prior notice for, or approval of, certain transactions.
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
State laws also require insurance companies to establish reserves for payments of policyholder liabilities and impose restrictions on the kinds of assets in which insurance companies may invest. These restrictions may require us to invest in assets more conservatively than we would if we were not subject to state restrictions and may prevent us from obtaining as high a return on our assets as we might otherwise be able to realize absent the restrictions.
The ability of EHI to pay dividends on common stock, repurchase common stock, and to pay other expenses will be dependent to a significant extent upon the ability of our insurance subsidiaries (EICN, ECIC, EPIC, and EAC) to pay dividends to their immediate holding company, Employers Group, Inc. (EGI) and, in turn, the ability of EGI to pay dividends to EHI. On December 31, 2016, the legal structure of our insurance subsidiaries changed such that all four of our insurance subsidiaries are now wholly owned by EGI (ECIC is no longer a wholly owned subsidiary of EICN and EAC is no longer a wholly owned subsidiary of EPIC). This change in legal structure allows each of our insurance subsidiaries to pay dividends directly to EGI. Additional information regarding financial, dividend, and investment restrictions is set forth in Note 15 in the Notes to our Consolidated Financial Statements.
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
The National Association of Insurance Commissioners (NAIC). The NAIC is a group formed by state insurance regulators to discuss issues and formulate policy with respect to regulation, reporting, and accounting of and by U.S. insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and other states in which they conduct business, the NAIC is influential in determining the form in which insurance laws are enacted. Model Insurance Laws, Regulations, and Guidelines (Model Laws) have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws that provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation of state insurance regulatory agencies by the NAIC.
Under the Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These risk-based capital (RBC) requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model, known as the “Authorized Control Level” of RBC. At December 31, 2016, each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements.

The key financial ratios of the NAIC's Insurance Regulatory Information System (IRIS) were developed to assist state regulators in overseeing the financial condition of insurance companies. These ratios are reviewed by financial examiners of the NAIC and state insurance regulators for the purposes of detecting financial distress and preventing insolvency and to select those companies that merit highest priority in the allocation of the regulators' resources. IRIS identifies 13 key financial ratios and specifies a “usual range” for each. Departure from the usual ranges on four or more of the ratios can lead to inquiries from individual state insurance regulators as to certain aspects of an insurer's business. None of our insurance subsidiaries is currently subject to any action by any state regulator with respect to IRIS ratios.
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
Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, most significantly by the insurance regulators in California, Florida, and Nevada, the states in which our insurance subsidiaries are domiciled. Changes in laws and regulations could have a significant negative impact on our business. As of December 31, 2016, more than one-half of our in-force premiums were generated in California. Accordingly, we are particularly affected by regulation in California.
More generally, insurance regulators have broad regulatory powers designed to protect policyholders and claimants, and not stockholders or other investors. Regulations vary from state to state, but typically address or include:

•	standards of solvency, including RBC measurements;

•	restrictions on the nature, quality, and concentration of investments;

•	restrictions on the types of terms that we can include in the insurance policies we offer;

•	mandates that may affect wage replacement and medical care benefits paid under the workers' compensation system;

•	requirements for the handling and reporting of claims and procedures for adjusting claims;

•	restrictions on the way rates are developed and premiums are determined;

•	the manner in which agents may be appointed;

•	establishment of liabilities for unearned premiums, unpaid losses and LAE;

•	limitations on our ability to transact business with affiliates;

•	mergers, acquisitions, and divestitures involving our insurance subsidiaries;

•	licensing requirements and approvals that affect our ability to do business;

•	compliance with all applicable privacy laws;

•	compliance with cyber-security laws and regulations;

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
Federal legislation typically does not directly impact our workers' compensation business, but our business can be indirectly affected by changes in healthcare, occupational safety and health, and tax and financial regulations. Since healthcare costs are the largest component of our loss costs, we may be impacted by changes in healthcare legislation, such as the effects of the Affordable Care Act, or any modification thereof, which could affect healthcare costs and delivery in the future. There is also the possibility of federal regulation of insurance.
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
Premiums are based on the particular class of business and our estimates of expected losses and LAE and other expenses related to the policies we underwrite. We analyze many factors when pricing a policy, including the policyholder's prior loss history and industry classification. Inaccurate information regarding a policyholder's past claims experience or inaccurate estimates of expected losses and LAE could put us at risk for mispricing our policies, which could have a material adverse effect on our business, financial condition, and results of operations. For example, when initiating coverage on a policyholder, we must rely on the information provided by the policyholder or the policyholder's previous insurer(s) to properly estimate future claims expense. In order to set premium rates accurately, we must utilize an appropriate pricing model which correctly assesses risks based on their individual characteristics and takes into account actual and projected industry characteristics.
Our concentration in California ties our performance to the business, economic, demographic, natural perils, competitive, and regulatory conditions in that state.
Our business is concentrated in California, where we generated 56% of our in-force premiums as of December 31, 2016. Accordingly, the loss environment and unfavorable business, economic, demographic, natural perils, competitive, and regulatory conditions in California could negatively impact our business.
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
We have an agreement with our principal distribution partner, ADP, to market and service our insurance products through its sales forces and insurance agencies. ADP generated 12.4% of our total in-force premiums as of December 31, 2016. Our agreement with ADP is not exclusive, and ADP may terminate the agreement without cause upon a 120 day notice. The termination of this agreement, our failure to maintain a good relationship with ADP, or its failure to successfully market our products may materially reduce our revenues and could have a material adverse effect on our results of operations. In addition, we are subject to the risk that ADP may face financial difficulties, reputational issues, or problems with respect to its own products and services, any of which may lead to decreased sales of our products and services. Moreover, if ADP consolidates or aligns itself with another company or changes its products that are currently offered with our workers' compensation insurance products, we may lose business or suffer decreased revenues.
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
The financial strength ratings of A.M. Best and other rating agencies are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Insurers' financial strength ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors or as a recommendation to buy, hold, or sell securities. Our competitive position relative to other companies is determined in part by our financial strength rating. A reduction in our A.M. Best rating could adversely affect the amount of business we could write, as well as our relationships with independent agents and brokers and our principal distribution partners, reinsurers, and other business partners.
A.M. Best is in the process of making revisions to its capital adequacy model, which is expected to be completed in 2017, which could increase the capital and other requirements employed in their models for maintenance of certain rating levels. Additionally, A.M. Best may increase the frequency and scope of its reviews, and request additional information from the companies that it rates, including additional information regarding the valuation of investment securities held. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies.
If we are unable to obtain reinsurance or collect on ceded reinsurance, our ability to write new policies and to renew existing policies could be adversely affected and our financial condition and results of operations could be materially adversely affected.
At December 31, 2016, we had $588.7 million of reinsurance recoverables for paid and unpaid losses and LAE, of which $8.7 million was due to us on paid claims.
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events, including natural perils and acts of terrorism, excluding nuclear, biological, chemical, and radiological events. On July 1, 2016, we entered into a new reinsurance program that is effective through June 30, 2017. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions.
The availability, amount, and cost of reinsurance depend on market conditions and our loss experience and may vary significantly. We cannot be certain that our reinsurance agreements will be renewed or replaced prior to their expiration with terms satisfactory to us. If we are unable to renew or replace our reinsurance agreements with terms satisfactory to us, our net liability on individual risks would increase and we would have greater exposure to large and catastrophic losses, which could have a material adverse effect on our financial condition and results of operations.
In addition, we are subject to credit risk with respect to our reinsurers, and they may refuse to pay or delay payment of losses we cede to them. We remain liable to our policyholders even if we are unable to make recoveries that we believe we are entitled to under our reinsurance contracts. Losses may not be recovered from our reinsurers until claims are paid and, in the case of long-term workers' compensation cases, the creditworthiness of our reinsurers may change before we can recover amounts that we are entitled to. The inability of any of our reinsurers to meet their financial obligations could have a material adverse effect on our financial condition and results of operations.

We obtained reinsurance covering the losses incurred prior to July 1, 1995, and we could be liable for all of those losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers that are party to such transaction.
On January 1, 2000, EICN assumed all of the assets, liabilities, and operations of the Fund, including losses incurred by the Fund prior to such date. EICN also assumed the Fund's rights and obligations associated with the LPT Agreement that the Fund entered into with third party reinsurers with respect to its losses incurred prior to July 1, 1995. See “Item 1 –Business –Reinsurance –LPT Agreement.” We could be liable for all of those losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers party to such transaction. As of December 31, 2016, the estimated remaining liabilities subject to the LPT Agreement were $465.5 million. If we are unable to collect on these reinsurance recoverables, our financial condition and results of operations could be materially adversely affected.
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
The LPT Agreement also required the reinsurers to each place assets supporting the payment of claims by them in individual trusts that require that collateral be held at a specified level. The collateralization level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we can require the reinsurers to contribute additional assets to maintain the required minimum level. The value of these assets at December 31, 2016 was $355.7 million. If the value of the collateral in the trusts drops below the required minimum level and the reinsurers are unable to contribute additional assets, we could be responsible for substituting a new reinsurer or paying those claims without the benefit of reinsurance. One of the reinsurers has collateralized its obligations under the LPT Agreement by placing shares of stock of a publicly held corporation in a trust. The other reinsurers have placed U.S. treasury and fixed maturity securities in trusts to collateralize their obligations to us. The value of this collateral is subject to market fluctuations.
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
The capital and credit markets continue to experience volatility and disruption that could negatively affect market liquidity. These conditions could produce downward pressure on stock prices and limit the availability of credit for certain issuers without regard to those issuers' underlying financial strength. In addition, we could be forced to delay raising capital or be unable to raise capital on favorable terms, or at all, which could decrease our profitability, significantly reduce our financial flexibility, and cause rating agencies to reevaluate our financial strength ratings.

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
Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, administer and make payments on claims, facilitate collections, and automatically underwrite and administer the policies we write. The failure of any of our systems could interrupt our operations or materially impact our ability to evaluate and write new business. Our information technology and telecommunications systems interface with and depend on third-party systems, and we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions.
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
Acts of terrorism and natural or man-made catastrophes could materially adversely impact our financial condition and results of operations.
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
Our operations also expose us to claims arising out of natural or man-made catastrophes because we may be required to pay benefits to workers who are injured in the workplace as a result of a catastrophe. Catastrophes can be caused by various unpredictable events, either natural or man-made. Any catastrophe occurring in the communities in which we operate or that have significant impacts on one or more of our targeted classes of business could expose us to potentially substantial losses and, accordingly, could have a material adverse effect on our financial condition and results of operations.
Administrative proceedings or legal actions involving our insurance subsidiaries could have a material adverse effect on our business, financial condition and results of operations.
Our insurance subsidiaries are involved in various administrative proceedings and legal actions in the normal course of their business. Our subsidiaries have responded to such actions and intend to defend these claims. These claims concern issues including eligibility for workers' compensation insurance coverage or benefits, the extent of injuries, wage determinations, disability ratings, and bad faith and extra-contractual liability. Adverse decisions in multiple administrative proceedings or legal actions could require us to pay significant amounts in the aggregate or to change the manner in which we administer claims, which could have a material adverse effect on our financial condition and results of operations.

Our business is largely dependent on the efforts of our management because of its industry expertise, knowledge of our markets, and relationships with the independent agents and brokers that sell our products.
Our success depends in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting and claims personnel, and other skilled employees who are knowledgeable about our business. The current success of our business is dependent in significant part on the efforts of our executive officers. Many of our regional and local officers are also important to our operations because of their industry expertise, knowledge of our markets, and relationships with the independent agents and brokers who sell our products. We have entered into employment agreements with certain of our key executives. Currently, we maintain key man life insurance for our Chief Executive Officer. If we were to lose the services of members of our management team or key regional or local officers, we may be unable to find replacements satisfactory to us and our business. As a result, our operations may be disrupted and our financial performance and results of operations may be adversely affected.
Assessments and other surcharges for guaranty funds, second injury funds, and other mandatory pooling arrangements may reduce our profitability.
All states require insurance companies licensed to do business in their state to bear a portion of the unfunded obligations of insolvent insurance companies. These obligations are funded by assessments that can be expected to continue in the future in the states in which we operate. Many states also have laws that establish second injury funds to provide compensation to injured employees for aggravation of a prior condition or injury, which are funded by either assessments based on paid losses or premium. In addition, as a condition to the ability to conduct business in some states, insurance companies are required to participate in mandatory workers' compensation shared market mechanisms or pooling arrangements, which provide workers' compensation insurance coverage from private insurers. The effect of these assessments and mandatory shared market mechanisms or changes in them could reduce our profitability in any given period or limit our ability to grow our business.
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
Federal corporate tax reform could adversely impact us.
Changes in federal corporate tax laws could adversely impact us. For example, legislation could be enacted to reduce the current statutory federal corporate income tax rate of 35% to a lesser amount. Such an action, along with any changes to the alternative minimum tax, could serve to impair our deferred tax assets. Any impairment to our deferred tax assets would likely be required to be recognized in full, as a reduction to our net income in the period that the federal corporate tax change is effective. This could materially and adversely affect our financial condition and results of operations.
Changes in federal tax laws could also adversely impact the value of our investment portfolio, particularly any legislative changes in: (i) the taxation of interest from municipal bonds; and (ii) the tax laws and regulations governing dividends-received deductions. Any changes in federal tax laws that serve to lessen or eliminate some or all of the tax advantages currently benefiting our investment portfolio could materially and adversely impact our financial condition and results of operations.
Changes in other federal tax laws could also materially affect us. These changes could include a destination-based, border-adjustable consumption tax, or tariff system. These types of taxes could adversely impact our cost of reinsurance and/or our operating expenses, and could materially and adversely impact our financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of February 1, 2017, we leased 204,736 square feet of office space in 6 states, including our principal executive offices located in Reno, Nevada. We believe that our existing office space is adequate for our current needs. We will continue to enter into or exit lease agreements to address future space requirements, as necessary.
Item 3. Legal Proceedings
From time to time, we are involved in pending and threatened litigation in the normal course of business in which claims for monetary damages are asserted and/or insurance or reinsurance coverage is disputed.
Expected or actual reductions in our reinsurance recoveries due to reinsurance coverage disputes (as opposed to a reinsurer’s inability to pay) are not recorded as an uncollectible reinsurance recoverable. Rather, they are factored into the determination of, and are reflected in, our net loss and LAE reserves.
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
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “EIG.” There were 995 registered holders of record as of February 16, 2017. The high and low New York Stock Exchange sales prices and cash dividends declared per share of our common stock for the last two fiscal years were as follows:

	2016			2015
	Stock Price		Cash Dividends Declared	Stock Price		Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$29.21	$22.58	$0.09	$27.22	$20.62	$0.06
June 30	30.53	27.07	0.09	27.65	22.28	0.06
September 30	32.03	27.01	0.09	26.40	21.46	0.06
December 31	39.75	29.25	0.09	28.35	20.86	0.06
We currently expect that cash dividends will continue to be declared and paid in the future; however, any determination to declare and pay additional or future dividends will be at the discretion of our Board of Directors and will be dependent upon:

•	the surplus and earnings of our subsidiaries and their ability to pay dividends and/or other statutorily permissible payments to their parent;

•	our results of operations and cash flows;

•	our financial position and capital requirements;

•	general business conditions;

•	any legal, tax, regulatory, and/or contractual restrictions on the payment of dividends; and

•	any other factors our Board of Directors deems relevant.
Issuer Purchases of Equity Securities
The following table provides information with respect to the Company's repurchases of its common stock during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
October 1 – October 31, 2016	67,222	$30.41	67,222	$29.4
November 1 – November 30, 2016	15,135	30.27	15,135	28.9
December 1 – December 31, 2016	—	—	—	28.9
Total	82,357	$30.39	82,357

(1)	Includes fees and commissions paid on stock repurchases.

(2)
On February 16, 2016, the Board of Directors authorized a share repurchase program for repurchases of up to $50.0 million of the Company's common stock (the 2016 Program). We expect that shares may be purchased at prevailing market prices through February 22, 2018 through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2016 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.

Performance Graph
The following information compares the cumulative total return on $100 invested in the common stock of EHI, ticker symbol EIG, for the period commencing at the close of market on December 31, 2011 and ending on December 31, 2016 with the cumulative total return on $100 invested in each of the Standard and Poor's (S&P) 500 Index (S&P 500) and the Standard and Poor's 500 Property-Casualty Insurance Index (S&P P&C Insurance Index). The calculation of cumulative total return assumes the reinvestment of dividends. The following graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

Employers Holdings, Inc.
Cumulative Total Return Performance

	Period Ending
	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Employers Holdings, Inc.	$100.00	$115.34	$179.03	$134.50	$157.68	$231.58
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
S&P 500 P&C Insurance Index	100.00	120.11	166.10	192.25	210.57	243.65

Item 6. Selected Financial Data
The following selected historical consolidated financial data should be read in conjunction with ''Item 7–Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations'' and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Income Statement Data	(in millions, except per share amounts and ratios)
Revenues:
Net premiums earned	$694.8	$690.4	$684.5	$642.3	$501.5
Net investment income	73.2	72.2	72.4	70.8	72.4
Net realized gains (losses) on investments	11.2	(10.7)	16.3	9.5	5.0
Other income	0.6	0.2	0.3	0.9	0.3
Total revenues	779.8	752.1	773.5	723.5	579.2
Total expenses	639.1	652.7	666.9	670.4	481.6
Net income before income taxes	140.7	99.4	106.6	53.1	97.6
Income tax expense (benefit)	34.0	5.0	5.9	(10.7)	(9.3)
Net income	$106.7	$94.4	$100.7	$63.8	$106.9
Earnings per common share:
Basic	$3.29	$2.94	$3.19	$2.05	$3.40
Diluted	3.24	2.90	3.14	2.00	3.37
Selected Operating Data
Gross premiums written(1)	$701.4	$697.7	$697.7	$689.9	$580.3
Net premiums written(2)	$694.6	$689.3	$687.6	$678.5	$569.7
Net income before impact of the LPT Agreement(3)(4)(5)	$90.1	$74.0	$45.7	$25.9	$7.0
Earnings per common share before impact of the LPT Agreement(6)
Basic	$2.78	$2.31	$1.45	$0.83	0.22
Diluted	2.73	2.27	1.43	0.81	0.22
Cash dividends declared per common share	0.36	0.24	0.24	0.24	0.24

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data	(in millions)
Cash and cash equivalents	$67.2	$56.6	$103.6	$34.5	$140.7
Total investments	2,552.6	2,487.2	2,448.4	2,344.8	2,149.5
Reinsurance recoverable on paid and unpaid losses	588.7	635.9	680.2	751.1	814.9
Total assets	3,773.4	3,755.8	3,769.7	3,643.5	3,511.3
Unpaid losses and loss adjustment expense	2,301.0	2,347.5	2,369.7	2,330.5	2,231.5
Unearned premiums	310.3	308.9	310.8	304.0	265.2
Deferred reinsurance gain–LPT Agreement(3)(4)	174.9	189.5	207.0	249.1	281.0
Notes payable	32.0	32.0	92.0	102.0	112.0
Total liabilities	2,932.8	2,995.0	3,082.9	3,074.8	2,971.9
Total stockholders' equity	840.6	760.8	686.8	568.7	539.4
Other Financial Data
Total stockholders' equity including deferred reinsurance gain–LPT Agreement(3)(4)(6)	$1,015.5	$950.3	$893.8	$817.8	$820.4

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

(3)
In connection with our January 1, 2000 assumption of the assets, liabilities and operations of the Fund, EICN assumed the Fund's rights and obligations associated with the LPT Agreement, a retroactive 100% quota share reinsurance agreement with third party reinsurers, which substantially reduced our exposure to losses for pre-July 1, 1995 Nevada insured risks. Pursuant to the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for incurred but unpaid losses and LAE, which represented substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995.

(4)
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

(5)
We define net income before impact of the LPT Agreement as net income before the impact of: (a) amortization of the Deferred Gain; (b) adjustments to the LPT Agreement ceded reserves; and (c) adjustments to Contingent commission receivable–LPT Agreement. These are not measurements of financial performance under GAAP, but rather reflect the difference in accounting treatment between SAP and GAAP, and should not be considered in isolation or as an alternative to any other measure of performance derived in accordance with GAAP.

We present net income before impact of the LPT Agreement because we believe that it is an important supplemental measure of our ongoing operating performance. This measure is used by analysts, investors, and other interested parties in evaluating us.
The LPT Agreement was a non-recurring transaction which does not affect our ongoing operations and consequently we believe these presentations are useful in providing a meaningful understanding of our operating performance. In addition, we believe these non-GAAP measures, as we have defined them, are helpful to our management in identifying trends in our performance because the items excluded have limited significance to our current and ongoing operations.
The table below shows the reconciliation of net income to net income before impact of the LPT Agreement for the periods presented:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in millions)
Net income	$106.7	$94.4	$100.7	$63.8	$106.9
Less amortization of the Deferred Gain related to losses	9.7	9.5	11.2	12.9	15.4
Less amortization of the Deferred Gain related to contingent commission	2.0	1.9	1.9	1.7	1.6
Less impact of LPT Reserve Adjustments(a)	3.1	6.4	31.1	19.0	73.3
Less impact of LPT Contingent Commission Adjustments(b)	1.8	2.6	10.8	4.3	9.6
Net income before impact of the LPT Agreement	$90.1	$74.0	$45.7	$25.9	$7.0

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

(b)
Any adjustment to the contingent profit commission under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in our Consolidated Statements of Comprehensive Income, such that the Deferred Gain reflects the balance that would have existed had the revised contingent profit commission been recognized at the inception of the LPT Agreement. (LPT Contingent Commission Adjustment). (See Note 2 in the Notes to our Consolidated Financial Statements.)

(6)
We define Total stockholders' equity including the Deferred Gain as total stockholders' equity plus the Deferred Gain. Total stockholders' equity including the Deferred Gain is not a measurement of financial position under GAAP and should not be considered in isolation or as an alternative to Total stockholders' equity or any other measure of financial health derived in accordance with GAAP.

We present Total stockholders' equity including the Deferred Gain because we believe that it is an important supplemental measure of financial position to be used by analysts, investors, and other interested parties in evaluating us. Furthermore, the LPT Agreement is a non-recurring transaction and the treatment of the Deferred Gain does not result in ongoing cash benefits or charges to our current operations. Consequently, we believe this presentation is useful in providing a meaningful understanding of our financial position.
The table below shows the reconciliation of Total stockholders' equity to Total stockholders' equity including the Deferred Gain for the periods presented:

	As of December 31,
	2016	2015	2014	2013	2012
	(in millions)
Total stockholders' equity	$840.6	$760.8	$686.8	$568.7	$539.4
Deferred Gain	174.9	189.5	207.0	249.1	281.0
Total stockholders' equity including the Deferred Gain	$1,015.5	$950.3	$893.8	$817.8	$820.4

Item 7.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, the accompanying notes thereto, and the financial statement schedules included in Item 8 and Item 15 of this report. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties and other factors described in Item 1A of this report. Our actual results in future periods may differ from those referred to herein due to a number of factors, including the risks described in the sections entitled “Risk Factors” and “Forward-Looking Statements” elsewhere in this report.
Overview
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to select, small businesses in low to medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance in 36 states and the District of Columbia, with a concentration in California, where over one-half of our business is generated. Our revenues are primarily comprised of net premiums earned, net investment income, and net realized gains on investments.
We target small businesses, as we believe that this market is traditionally characterized by fewer competitors, more attractive pricing, and stronger persistency when compared to the U.S. workers’ compensation insurance industry in general. We believe we are able to price our policies at levels that are competitive and profitable over the long-term given our expertise in underwriting this market segment. Our underwriting approach is to consistently underwrite small business accounts at appropriate and competitive prices without sacrificing long-term profitability and stability for short-term top-line revenue growth.
Our underwriting results have improved over the past several years, which reflects the increased pricing flexibility afforded to us through the use of multiple writing companies within a state and territorial pricing in California. In addition, our ongoing underwriting initiatives, which are described below, have allowed us to expand our operations while also focusing on under-performing classes of business, as needed.
Results of Operations
A primary measure of our performance is our ability to increase Adjusted stockholders' equity over the long-term. We believe that this measure is important to our investors, analysts, and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry. The following table shows a reconciliation of our stockholders' equity on a GAAP basis to our Adjusted stockholders' equity.

	December 31,
	2016	2015
	(in millions, except share data)
GAAP stockholders' equity	$840.6	$760.8
Deferred reinsurance gain–LPT Agreement	174.9	189.5
Less: Accumulated other comprehensive income, net	74.5	83.6
Adjusted stockholders' equity(1)	$941.0	$866.7

(1)	Adjusted stockholders' equity is a non-GAAP measure consisting of total GAAP stockholders' equity plus the Deferred Gain, less Accumulated other comprehensive income, net.
Our net income was $106.7 million, $94.4 million, and $100.7 million in 2016, 2015, and 2014, respectively, and our underwriting income was $57.3 million, $40.4 million, and $20.6 million for the same periods, respectively. The key factors that affected our financial performance during the previous two years included:

•	Losses and LAE decreased 3% in 2016 and 5% in 2015, each compared to the previous year;

•	Underwriting and other operating expenses increased 1% in 2016 and 5% in 2015, each compared to the previous year;

•	Net realized gains (losses) on investments of $11.2 million, $(10.7) million, and $16.3 million in 2016, 2015, and 2014, respectively; and

•	Income tax expense was $34.0 million, $5.0 million, and $5.9 million in 2016, 2015, and 2014, respectively.
We continue to execute a number of ongoing business initiatives, including: focusing on internal and customer-facing business process excellence; accelerating the settlement of open claims; diversifying our risk exposure across geographic markets; utilizing a multi-company pricing platform; utilizing territory-specific pricing; and leveraging data-driven strategies to target, price, and underwrite profitable classes of business across all of our markets.

The following noteworthy items were included in our 2016 results of operations: (1) favorable prior year accident year loss development of $18.4 million, including $17.0 million of favorable development on our voluntary business and $1.4 million of favorable development on our assigned risk business, which decreased our losses and LAE by the same amount; (2) favorable development in the estimated reserves ceded under the LPT Agreement, which resulted in a $3.1 million cumulative adjustment to the Deferred Gain and reduced our losses and LAE by the same amount (LPT Reserve Adjustment); and (3) an increase in the contingent commission receivable under the LPT Agreement, which resulted in a $1.8 million cumulative adjustment to the Deferred Gain, and reduced our losses and LAE by the same amount (LPT Contingent Commission Adjustment). Collectively, these items increased our net income before taxes by $23.3 million for the year ended December 31, 2016.
The following noteworthy items were included in our 2015 results of operations: (1) favorable prior year accident year loss development of $7.2 million, including $9.0 million of favorable development on our voluntary business, partially offset by $1.8 million of unfavorable development on our assigned risk business, which decreased our losses and LAE by the same amount; (2) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $6.4 million LPT Reserve Adjustment; (3) an increase in the contingent commission receivable under the LPT Agreement, which resulted in a $2.6 million LPT Contingent Commission Adjustment; and (4) a reallocation of $56.3 million of losses and LAE reserves from non-taxable periods prior to January 1, 2000, which reduced our effective tax rate by 15.4 percentage points. Collectively, these items increased our net income before taxes by $16.2 million and decreased our income tax expense by $15.3 million for the year ended December 31, 2015.
The following noteworthy items were included in our 2014 results of operations: (1) favorable development in the estimated reserves ceded under the LPT Agreement, which resulted in a $31.1 million LPT Reserve Adjustment; (2) an increase in the contingent commission receivable under the LPT Agreement, which resulted in a $10.8 million LPT Contingent Commission Adjustment; and (3) a reallocation of $13.1 million of losses and LAE reserves from non-taxable periods prior to January 1, 2000, which reduced our effective tax rate by 3.4 percentage points. Collectively, these items increased our net income before taxes by $41.9 million and decreased our income tax expense by $3.6 million for the year ended December 31, 2014.
The comparative components of net income are set forth in the following table:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Gross premiums written	$701.4	$697.7	$697.7
Net premiums written	$694.6	$689.3	$687.6

Net premiums earned	$694.8	$690.4	$684.5
Net investment income	73.2	72.2	72.4
Net realized gains (losses) on investments	11.2	(10.7)	16.3
Other income	0.6	0.2	0.3
Total revenues	779.8	752.1	773.5

Losses and LAE	417.9	429.4	453.4
Commission expense	83.5	85.4	81.4
Underwriting and other operating expenses	136.1	135.2	129.1
Interest expense	1.6	2.7	3.0
Income tax expense	34.0	5.0	5.9
Total expenses	673.1	657.7	672.8
Net income	$106.7	$94.4	$100.7
Less amortization of the Deferred Gain related to losses	9.7	9.5	11.2
Less amortization of the Deferred Gain related to contingent commission	2.0	1.9	1.9
Less impact of LPT Reserve Adjustments(1)	3.1	6.4	31.1
Less impact of LPT Contingent Commission Adjustments(2)	1.8	2.6	10.8
Net income before impact of the LPT Agreement(3)	$90.1	$74.0	$45.7

(1)
LPT Reserve Adjustments result in a cumulative adjustment to the Deferred Gain, which is recognized in losses and LAE incurred on our Consolidated Statements of Comprehensive Income, such that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. (See Note 2 in the Notes to our Consolidated Financial Statements.)

(2)
LPT Contingent Commission Adjustments result in a cumulative adjustment to the Deferred Gain, which is recognized in losses and LAE incurred on our Consolidated Statements of Comprehensive Income, such that the Deferred Gain reflects the balance that would have existed had the revised contingent profit commission been recognized at the inception of the LPT Agreement. (See Note 2 in the Notes to our Consolidated Financial Statements.)

(3)
We define net income before impact of the LPT Agreement as net income before the impact of: (a) amortization of the Deferred Gain; (b) adjustments to the LPT Agreement ceded reserves; and (c) adjustments to the Contingent commission receivable –LPT Agreement. The Deferred Gain reflects the unamortized gain from the LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method in which amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the LPT Agreement, except for the contingent profit commission, which is amortized through June 30, 2024. The amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement and the expected losses and LAE subject to the contingent profit commission under the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, contingent commission receivable, and the Deferred Gain, with the net effect being an increase or decrease to our net income. Net income before impact of the LPT Agreement is not a measurement of financial performance under GAAP, but rather reflects the difference in accounting treatment between statutory and GAAP, and should not be considered in isolation or as an alternative to net income before income taxes or net income, or any other measure of performance derived in accordance with GAAP.

We present net income before impact of the LPT Agreement because we believe that it is an important supplemental measure of our ongoing operating performance to be used by analysts, investors and other interested parties in evaluating us. The LPT Agreement was a non-recurring transaction, under which the Deferred Gain does not affect our ongoing operations, and, consequently, we believe this presentation is useful in providing a meaningful understanding of our operating performance. In addition, we believe this non-GAAP measure, as we have defined it, is helpful to our management in identifying trends in our performance because the excluded item has limited significance in our current and ongoing operations.
Gross Premiums Written
Gross premiums written were $701.4 million, $697.7 million, and $697.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. The increase in 2016 was primarily due to a $9.7 million increase in final audit premiums and growth in new business premium, partially offset by lower levels of renewal premiums, year-over-year. The declines in renewal premiums in 2016, compared to 2015, were due to declines in the LA Area of California, partially offset by increases in states outside California, as well as territories outside of the LA Area of California. While overall renewal premiums were down slightly year-over-year, primarily driven by lower net rates, our policy unit retention rate increased in 2016. Gross premiums written in 2015 were relatively flat compared to 2014; however, certain strategic initiatives, including diversifying our risk exposure across our markets and non-renewing under-performing business, resulted in a decline in premiums in California, while we increased premiums in other states.
Net Premiums Written
Net premiums written were $694.6 million, $689.3 million, and $687.6 million for the years ended December 31, 2016, 2015, and 2014, respectively, which included $6.8 million, $8.4 million, and $10.1 million of reinsurance premiums ceded, respectively. The decreases in reinsurance premiums ceded from 2014 to 2016 reflect the increases in our retention on a per occurrence basis under our current excess of loss reinsurance program compared to earlier periods.
Net Premiums Earned
Net premiums earned were $694.8 million, $690.4 million, and $684.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. Net premiums earned are primarily a function of the amount and timing of net premiums previously written.
The following table shows the percentage change in our in-force premiums, policy count, average policy size, payroll exposure upon which our premiums are based, and net rate as of December 31, 2016 and 2015, respectively, overall, for California, where 56% of our premiums were generated, and for all other states, excluding California:

	Percentage Change 2016 Over 2015			Percentage Change 2015 Over 2014
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	(0.1)%	(1.1)%	1.1%	(1.3)%	(5.0)%	4.0%
In-force policy count	0.4	(4.4)	5.7	(0.9)	(6.4)	5.8
Average in-force policy size	(0.5)	3.5	(4.3)	(0.4)	1.5	(1.7)
In-force payroll exposure	0.6	1.1	0.3	1.4	(5.7)	6.0
Net rate(1)	(0.7)	(2.2)	0.8	(2.7)	0.7	(1.9)

(1)
Net rate, defined as total in-force premiums divided by total insured payroll exposure, is a function of a variety of factors, including rate changes, underwriting risk profiles and pricing, and changes in business mix related to economic and competitive pressures.

Net Investment Income and Net Realized Gains (Losses) on Investments
We invest in fixed maturity securities, equity securities, short-term investments, and cash equivalents. Net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities, less bank service charges and custodial and portfolio management fees. We have established a high quality/short duration bias in our investment portfolio.
Net investment income was $73.2 million, $72.2 million, and $72.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. The average pre-tax book yield on our invested assets was 3.1%, 3.2%, and 3.2% at December 31, 2016, 2015, and 2014, respectively. The average tax-equivalent yield on our invested assets, which adjusts the book yield of our investments in tax-advantaged securities to an equivalent pre-tax book yield, was 3.6%, 3.8%, and 3.8% as of the same dates, respectively.
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
Net realized gains (losses) on investments were $11.2 million, $(10.7) million, and $16.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. Net realized gains on investments in 2016 were primarily the result of the sale of equity securities as part of a re-balancing of our equity investments portfolio to meet cash needs at the holding company, and to provide cash to support the internal restructuring of our insurance subsidiaries. Those gains were partially offset by $5.8 million in other-than-temporary impairments of certain equity securities due to our intent to sell securities, and the downturn in the energy sector during that year. Net realized losses on investments in 2015 were primarily the result of other-than-temporary impairments of certain equity securities during the fourth quarter due to the downturn in the energy sector during that year. The net realized gains on investments for the year ended December 31, 2014 was primarily related to a re-balancing of our equity investment portfolio. Additional information regarding our Investments is set forth under “–Liquidity and Capital Resources–Investments” and Note 6 in the Notes to our Consolidated Financial Statements.
Other Income
Other income consists of net gains on fixed assets, non-investment interest, and other miscellaneous income. Other income was $0.6 million, $0.2 million, and $0.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Losses and LAE, Commission Expenses, and Underwriting and Other Operating Expenses
The following table presents our calendar year combined ratios.

	Years Ended December 31,
	2016	2015	2014
Loss and LAE ratio	60.1%	62.2%	66.2%
Underwriting and other operating expenses ratio	19.7	19.5	18.9
Commission expense ratio	12.0	12.4	11.9
Combined ratio	91.8%	94.1%	97.0%
Unlike many other insurance companies, we include all of the operating expenses of our holding company in the calculation of our combined ratio, which served to increase our combined ratios by two percentage points in each of the years ended December 31, 2016, 2015, and 2014.
Loss and LAE Ratio.
We analyze our loss and LAE ratios on both a calendar year and accident year basis.
The calendar year loss and LAE ratio is calculated by dividing the losses and LAE incurred during the calendar year, regardless of when the underlying insured event occurred, by the net premiums earned during that calendar year. The calendar year loss and LAE ratio includes changes made during the calendar year in reserves for losses and LAE established for insured events occurring in the current and prior years. The calendar year loss and LAE ratio for a particular year will not change in future periods.
The accident year loss and LAE ratio is calculated by dividing losses and LAE, regardless of when such losses and LAE are incurred, for insured events that occurred during a particular year by the net premiums earned for that year. The accident year loss and LAE ratio for a particular year can decrease or increase when recalculated in subsequent periods as the reserves established for insured events occurring during that year develop favorably or unfavorably. The accident year loss and LAE ratio is based on our statutory financial statements and is not derived from our GAAP financial information.
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) continued to decrease year-over-year in 2016 and 2015; however, our loss experience indicates a slight upward movement in medical and indemnity costs per claim that are reflected in our current accident year loss estimates. In California, we experienced increased costs per claim associated with an increase in the number of cumulative trauma claims filed during 2015, compared to 2014. Total claims costs have also been reduced by cost savings associated with increased claims settlement activity beginning in 2014 and continuing through 2016. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. We assume that increasing medical and indemnity cost trends will continue to impact our long-term claims costs and current accident year loss estimate, which may be offset by rate increases. Additional information regarding our reserves for losses and LAE is set forth under “–Critical Accounting Policies–Reserves for Losses and LAE.”
Overall, losses and LAE were $417.9 million, $429.4 million, and $453.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. The decrease in our losses and LAE from 2015 to 2016 was primarily due to $18.4 million of net favorable prior accident year loss development in 2016 (versus $7.2 million of net favorable development in 2015), which included $17.0 million of favorable development on our voluntary risk business and $1.4 million of favorable development related to our assigned risk business. The decrease from 2014 to 2015 was primarily related to $7.2 million of net favorable prior accident year loss development (versus $4.6 million of net unfavorable development in 2014), which included $9.0 million of favorable development on our voluntary risk business in 2015, which was partially offset by $1.8 million of unfavorable loss development related to our assigned risk business, and a decrease in the current accident year loss estimate. The favorable prior accident year loss development in 2016 and 2015 was the result of our determination that adjustments were necessary to reflect observed favorable paid loss trends in each of these years. Paid loss trends have been impacted by cost savings associated with accelerated claims settlement activity that began in 2014 and continued through 2016. The unfavorable prior accident year loss development in 2014 was primarily related to our assigned risk business. Additionally, there were favorable LPT Reserve Adjustments of $3.1 million, $6.4 million, and $31.1 million that decreased losses and LAE by those amounts for the years ended December 31, 2016, 2015, and 2014, respectively.
Our current accident year loss estimates were 65.2%, 66.2%, and 73.6% for the years ended December 31, 2016, 2015, and 2014, respectively. The decreasing trend in our current accident year loss estimates reflects the impact of key business initiatives, including: accelerating the settlement of open claims; diversifying our risk exposure across geographic markets; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets. In addition, we have increased rates in the LA Area in California limiting our growth in that territory, while we continue to grow in other territories within and outside of California. The current accident year loss estimate for the year ended December 31, 2016 includes the impact of $6.5 million in large losses recognized in the second quarter of 2016, which increased the current accident year loss estimate for the year.
Excluding the impact from the LPT Agreement, losses and LAE would have been $434.5 million, $449.8 million, and $508.4 million, or 62.5%, 65.2%, and 74.3% of net premiums earned, for the years ended December 31, 2016, 2015, and 2014, respectively.
The table below reflects losses and LAE reserve adjustments and the impact of the LPT on net income before taxes.

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Prior accident year favorable (unfavorable) development, net	$18.4	$7.2	$(4.6)
Amortization of the Deferred Gain related to losses	$9.7	$9.5	$11.2
Amortization of the Deferred Gain related to contingent commission	2.0	1.9	1.9
Impact of LPT Reserve Adjustments	3.1	6.4	31.1
Impact of LPT Contingent Commission Adjustments	1.8	2.6	10.8
Total impact of the LPT	16.6	20.4	55.0
Total losses and LAE reserve adjustments	$35.0	$27.6	$50.4

Underwriting and Other Operating Expenses Ratio.
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
Our underwriting and other operating expenses ratio was 19.7%, 19.5%, and 18.9%, and our underwriting and other operating expenses were $136.1 million, $135.2 million, and $129.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. During the year ended December 31, 2016, our compensation-related expenses increased $2.3 million and premium taxes and assessments increased $1.5 million, partially offset by a $3.1 million decrease in our bad debt expense, each as compared to 2015. During the year ended December 31, 2015, our bad debt expense increased $2.8 million, compensation-related expenses increased $1.5 million, professional fees increased $1.2 million, and IT expense increased $0.9 million, partially offset by a $0.8 million decrease in our premium taxes and assessments, each as compared to 2014.
Commission Expense Ratio.
Commission expenses include direct commissions to our agents and brokers for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees. Some of our agency contracts contain incentive clauses, and the terms of those agency incentives are specific to individual contracts and vary as a result of agency performance.
Our commission expense ratio was 12.0%, 12.4%, and 11.9%, and our commission expenses were $83.5 million, $85.4 million, and $81.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. The decrease in our commission expense ratio in 2016, compared to 2015, was primarily due to lower agency incentives. The increase in the commission expense ratio in 2015, compared to 2014, was primarily due to higher agency incentives.
Income Tax Expense
On January 1, 2000, EICN assumed the assets, liabilities, and operations of the Fund pursuant to legislation passed in the 1999 Nevada Legislature (the Privatization). Prior to the Privatization, the Fund was part of the State of Nevada and therefore was not subject to federal income tax. Accordingly, our pre-Privatization loss and LAE reserve adjustments, LPT Reserve Adjustments and Deferred Gain amortization impact our net income but do not change our taxable income.
Income tax expense was $34.0 million, $5.0 million, and $5.9 million for the years ended December 31, 2016, 2015, and 2014, respectively, representing effective tax rates of 24.2%, 5.0%, and 5.5% for the years ended December 31, 2016, 2015, and 2014, respectively. For 2016, tax-advantaged investment income, LPT Reserve Adjustments, Deferred Gain amortization and certain other adjustments reduced our income tax expense computed at a statutory 35% rate by $15.3 million. For 2015, tax-advantaged investment income, pre-Privatization loss and LAE reserve adjustments, LPT Reserve Adjustments, Deferred Gain amortization and certain other adjustments reduced our income tax expense computed at a statutory 35% rate by $29.8 million. For 2014, tax-advantaged investment income, pre-Privatization loss and LAE reserve adjustments, LPT Reserve Adjustments, Deferred Gain amortization and certain other adjustments reduced our income tax expense computed at a statutory 35% rate by $31.4 million.
For additional information regarding our income tax expense see Note 8 in the Notes to our Consolidated Financial Statements.
Liquidity and Capital Resources
Holding Company Liquidity
We are a holding company and our ability to fund our operations is contingent upon existing capital and the ability of our insurance subsidiaries' to pay dividends up to the holding company. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws and regulations, including laws establishing minimum solvency and liquidity thresholds. We require cash to pay common stock dividends, repurchase common stock, make interest and principal payments on any outstanding debt obligations, provide additional surplus to our insurance subsidiaries, and fund our operating expenses.
Our insurance subsidiaries' ability to pay dividends to their parent is based on reported capital, surplus, and dividends paid within the last 12 months. For 2017, EICN and EPIC cannot pay any dividends without prior regulatory approval; ECIC can pay $4.6 million of dividends through June 21, 2017 and $38.1 million thereafter without prior regulatory approval, provided that no dividends are paid prior to June 21, 2017; and EAC can pay $18.0 million of dividends beginning July 6, 2017 without prior regulatory approval.
Total cash and investments at the holding company were $57.3 million at December 31, 2016, consisting of $41.4 million of cash and cash equivalents and $16.0 million of fixed maturity securities. We do not currently have a revolving credit facility because we believe that the holding company's cash needs for the foreseeable future will be met with its cash and investments on hand, as well as dividends available from its insurance subsidiaries.
Operating Subsidiaries' Liquidity
The primary sources of cash for our insurance operating subsidiaries are premium collections, investment income, sales and maturities of investments and reinsurance recoveries. The primary uses of cash for our insurance subsidiaries are payments of losses and LAE, commission expenses, underwriting and other operating expenses, ceded reinsurance, investment purchases and dividends paid to their parent.
Total cash and investments held by our operating subsidiaries was $2,560.5 million at December 31, 2016, consisting of $23.9 million of cash and cash equivalents, $16.0 million of short-term investments, $2,328.4 million of fixed maturity securities and $192.2 million of equity securities. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of December 31, 2016 consisted of $20.3 million of cash and cash equivalents, $142.0 million of publicly-traded equity securities whose proceeds are available within four business days, and $1.3 billion of highly liquid fixed maturity securities whose proceeds are available within four business days. We believe that our subsidiaries' liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
Each of our insurance subsidiaries became a member of the Federal Home Loan Bank (FHLB) in January 2016. Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis. Currently, none of our subsidiaries has advances outstanding under the FHLB facility.
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events. On July 1, 2016, we entered into a new reinsurance program that is effective through June 30, 2017. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions. We believe that our excess of loss reinsurance program currently meets our needs.
Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The amount of capital in our insurance subsidiaries is maintained relative to standardized capital adequacy measures such as risk-based capital (RBC), as established by the National Association of Insurance Commissioners. The RBC standard was designed to provide a measure by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of RBC. Each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements that correspond to any level of regulatory action at December 31, 2016.
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $1,009.7 million and $881.2 million were on deposit at December 31, 2016 and 2015, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $27.2 million and $32.7 million at December 31, 2016 and 2015, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows. For additional information regarding our cash flows, see Item 8, Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2016	2015	2014
Cash and cash equivalents provided by (used in):	(in millions)
Operating activities	$122.8	$116.4	$171.9
Investing activities	(88.6)	(101.2)	(86.7)
Financing activities	(23.6)	(62.2)	(16.1)
Increase (decrease) in cash and cash equivalents	$10.6	$(47.0)	$69.1

Operating Activities
Net cash provided by operating activities in 2016 included net premiums received of $694.9 million, and investment income received of $87.8 million. These operating cash inflows were partially offset by net claims payments of $433.7 million, underwriting and other operating expenses paid of $125.8 million, and commissions paid of $84.2 million.
Net cash provided by operating activities in 2015 included net premiums received of $678.9 million, and investment income received of $84.9 million. These operating cash inflows were partially offset by net claims payments of $427.7 million, underwriting and other operating expenses paid of $121.3 million, and commissions paid of $82.9 million.
Net cash provided by operating activities in 2014 included net premiums received of $673.7 million, and investment income received of $82.7 million. These operating cash inflows were partially offset by net claims payments of $386.6 million, underwriting and other operating expenses paid of $122.6 million, and commissions paid of $78.9 million.
Investing Activities
Net cash used in investing activities in 2016, 2015, and 2014 was primarily related to the investment of premiums received and the reinvestment of funds from maturities, redemptions, and interest income. These investing cash outflows were partially offset by investment sales whose proceeds were used to fund claims payments, underwriting and other operating expenses, common stock dividend payments, and common stock repurchases.
Financing Activities
Net cash used in financing activities in 2016 included purchases of our common stock and payments of dividends to common stockholders. These financing cash outflows were partially offset by net proceeds from stock-based compensation, mainly proceeds from exercises of stock options.
Net cash used in financing activities in 2015 and 2014 included payments of dividends to common stockholders and repayment of notes payable and capital leases. These financing cash outflows were partially offset by net proceeds from stock-based compensation, mainly proceeds and income tax benefits from exercises of stock options.
Dividends. Dividends paid to stockholders were $11.5 million, $7.7 million, and $7.6 million in 2016, 2015, and 2014, respectively. The declaration and payment of future dividends to common stockholders will be at the discretion of our Board of Directors and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors our Board of Directors deems relevant. On February 22, 2017, the Board of Directors declared a $0.15 dividend per share, payable March 22, 2017, to stockholders of record on March 8, 2017.
Share Repurchases. On February 16, 2016, the Board of Directors authorized a share repurchase program for up to $50.0 million of our common stock from February 22, 2016 through February 22, 2018 (the 2016 Program). We expect that shares of common stock may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2016 Program may be commenced, modified, or suspended from time-to-time without prior notice. As of December 31, 2016, we had a remaining common stock repurchase authorization of $28.9 million under the 2016 Program. See Item 5, Issuer Purchases of Equity Securities.
Capital Resources
As of December 31, 2016, the capital resources available to us consisted of: (i) $32.0 million of notes payable consisting of surplus notes maturing in 2034; (ii) $840.6 million of stockholders' equity; and (iii) the $174.9 million Deferred Gain.
The following outlines each component of our total capital resources:
Notes Payable. The surplus notes bear interest at a fixed rate of between 405 and 425 basis points in excess of the 90-day LIBOR per annum, payable quarterly. We may redeem the surplus notes at any time at their face value of $32.0 million, plus accrued and unpaid interest. The surplus notes mature in 2034.
Both the payment of interest and repayment of the surplus notes are subject to the prior approval of the Florida Department of Financial Services.

Stockholders' Equity. The following table summarizes our beginning and ending stockholders' equity balance and the changes thereto for each of the years ended December 31, 2016, 2015, and 2014:

	December 31,
	2016	2015	2014
	(in millions)
Beginning Balance	$760.8	$686.8	$568.7
Stock-based compensation	5.8	4.6	6.0
Stock options exercised	9.6	7.6	2.2
Vesting of restricted stock units, net of shares withheld to satisfy minimum tax withholding	(0.6)	(2.7)	(0.6)
Acquisition of common stock	(21.1)	—	—
Dividends to common stockholders	(11.5)	(7.7)	(7.6)
Excess tax benefit from stock-based compensation	—	1.1	0.9
Net income for the year	106.7	94.4	100.7
Change in net unrealized gains on investments, net of taxes	(9.1)	(23.3)	16.5
Ending Balance	$840.6	$760.8	$686.8
Deferred Gain. The Deferred Gain, which totaled $174.9 million and $189.5 million as of December 31, 2016 and 2015, respectively, reflects the unamortized gain from the LPT Agreement. See Note 2 in the Notes to our Consolidated Financial Statements.
Contractual Obligations and Commitments. The following table identifies our long-term debt and contractual obligations as of December 31, 2016.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$15.6	$5.1	$6.8	$3.6	$0.1
Purchased liabilities	7.0	3.9	2.3	0.8	—
Notes payable(1)	60.2	1.6	3.2	3.2	52.2
Capital leases	0.8	0.3	0.3	0.2	—
Unpaid losses and LAE reserves(2)(3)	2,301.0	387.0	479.9	286.2	1,147.9
Total contractual obligations	$2,384.6	$397.9	$492.5	$294.0	$1,200.2

(1)	Notes payable includes payments of the principal and estimated interest expense on our surplus notes outstanding based on LIBOR plus a margin. The interest rates used ranged from 4.9% to 5.1%.

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

(3)	The unpaid losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which were as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables on unpaid losses and LAE	$(580.0)	$(30.3)	$(57.7)	$(53.9)	$(438.1)
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total return; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance.
As of December 31, 2016, the total amortized cost of our investment portfolio was $2.4 billion and its fair value was $2.6 billion. These investments provide a source of income, which may fluctuate with changes in interest rates and our current investment strategies.
While we oversee all of our investment activities, we employ Conning as our independent investment manager. Conning follows our written investment guidelines based upon strategies approved by our Board of Directors and our asset allocation is reevaluated by management and reviewed by the Finance Committee of the Board of Directors on a quarterly basis. We also utilize Conning's investment advisory services. These services include investment accounting and portfolio modeling using DFA. The DFA tool is utilized in developing a tailored set of portfolio targets and objectives, which in turn, are considered when constructing an optimal portfolio.
As of December 31, 2016, our investment portfolio, which is classified as available-for-sale, consisted of 91.9% fixed maturity securities. We strive to limit the interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.3 years at December 31, 2016. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “AA-,” using ratings assigned by S&P. Our fixed maturity securities portfolio had a weighted average quality of “AA-” as of December 31, 2016, with 57.2% of the portfolio rated “AA” or better, based on market value.
We also have a modest portfolio of equity securities, which we record at fair value. We strive to limit the exposure to equity price risk associated with equity securities by investing primarily in mid-to-large capitalization issuers and by diversifying our holdings across several industry sectors. Equity securities represented 7.5% of our investment portfolio at December 31, 2016.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average book yield, and the average tax equivalent yield (each based on the fair value of each category of invested assets) as of December 31, 2016.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield
	(in millions, except percentages)
U.S. Treasuries	$127.4	5.0%	1.8%	1.8%
U.S. Agencies	12.8	0.5	4.3	4.3
States and municipalities	851.6	33.4	3.0	4.4
Corporate securities	956.7	37.5	3.1	3.1
Residential mortgaged-backed securities	258.0	10.1	3.0	3.0
Commercial mortgaged-backed securities	95.5	3.7	2.7	2.7
Asset-backed securities	42.4	1.7	2.4	2.4
Equity securities	192.2	7.5	5.6	7.4
Short-term investments	16.0	0.6	1.0	1.0
Total investments	$2,552.6	100.0%
Weighted average yield			3.1%	3.6%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of December 31, 2016 by credit rating category, using the lower of ratings assigned by Moody's Investors Service and/or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	9.8%
“AA”	47.4
“A”	29.5
“BBB”	12.5
Below Investment Grade	0.8
Total	100.0%
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
We believe that we have appropriately identified the declines in the fair values of our unrealized losses for the years ended December 31, 2016, 2015, and 2014. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the lack of severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or principal value upon maturity.
We recognized impairments of $5.8 million (consisting of 37 equity securities), $17.2 million (consisting of 27 equity securities), and $0.5 million (consisting of seven equity securities) during the years ended December 31, 2016, 2015, and 2014, respectively. The other-than temporary impairments recognized during these years related to equity securities were the result of the Company's intent to sell and/or the severity and duration of the change in fair values of these securities, primarily due to the downturn in the energy sector that occurred during the fourth quarter of 2015 and the first quarter of 2016. Certain unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers, and our intent to hold the securities until fair value recovers to above cost.
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
Reserves for Losses and LAE
Accounting for workers' compensation insurance requires us to estimate the liability for the expected ultimate cost of unpaid losses and LAE (loss reserves) as of a balance sheet date. Loss reserve estimates are inherently uncertain because the ultimate amount we pay for many of the claims we have incurred as of the balance sheet date will not be known for many years. Our estimate of loss reserves is intended to equal the difference between the expected ultimate losses and LAE of all claims that have occurred as of a balance sheet date and amounts already paid. We establish loss reserves based on our own analysis of emerging claims experience and environmental conditions in our markets and review of the results of various actuarial projections. Our aggregate carried loss reserves is the sum of our reserves for each accident year and represents our best estimate of outstanding loss reserves.
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
The three main components of our loss reserves are case reserves, incurred but not reported (IBNR) loss reserves, and LAE reserves.
When claims are reported to us, we establish individual estimates of the ultimate cost of each claim (case reserves). These case reserves are continually monitored and revised in response to new information and for amounts paid.
IBNR is an actuarial estimate of future payments on claims that have occurred but have not yet been reported to us. In addition to this provision for late reported claims, we also estimate and make a provision for the extent to which the case reserves on known claims may develop and for additional payments on closed claims, known as “reopening.” IBNR reserves apply to the entire body of claims arising from a specific time period, rather than a specific claim. Most of our IBNR reserves relate to estimated future claim payments on recorded open claims.
LAE reserves are our estimate of the future expenses of investigating, administering, and settling claims that will be paid to manage claims that have occurred, including legal expenses. LAE reserves are established in the aggregate, rather than on a claim-by-claim basis. LAE reserves are categorized between defense and cost containment, and adjusting and other.
A portion of our obligations for losses and LAE are ceded to unaffiliated reinsurers. The amount of reinsurance that will be recoverable on our losses and LAE includes both the reinsurance recoverable from our excess of loss reinsurance contracts, as well as reinsurance recoverable under the terms of the LPT Agreement.
Our loss reserves (gross and net of reinsurance), including the main components of such reserves, were as follows:

	As of December 31,
	2016	2015
	(in millions)
Case reserves	$1,046.9	$1,046.4
IBNR	937.8	991.0
LAE reserves	316.3	310.1
Gross unpaid losses and LAE reserves	2,301.0	2,347.5
Less reinsurance recoverables on unpaid losses and LAE	580.0	628.2
Net unpaid losses and LAE reserves	$1,721.0	$1,719.3
We use actuarial methods to analyze and estimate the aggregate amount of loss reserves. Management considers the results of various actuarial projection methods and their underlying assumptions, among other factors, in establishing loss reserves.
Judgment is required in the actuarial estimation of loss reserves, including the selection of various actuarial methodologies to project the ultimate cost of claims. Specifically, judgment is required in the following areas: the selection of projection parameters based on historical company data; the use of industry data and other benchmarks; the identification and quantification of potential changes in parameters from historical levels to current and future levels due to changes in future claims development expectations; and the weighting of differing reserve indications resulting from alternative methods and assumptions. The adequacy of our ultimate loss reserves is inherently uncertain and represents a significant risk to our business. We attempt to mitigate this risk through our claims management processes and by monitoring and reacting to statistics relating to the cost and duration of claims.
We retain an independent actuarial consulting firm (Consulting Actuary) to perform comprehensive studies of our loss reserves on a semi-annual basis. The role of the Consulting Actuary is to conduct sufficient analyses to produce a range of reasonable estimates, as well as a point estimate, of our loss reserves, and to present those results to our Internal Actuary and to management as supplemental data in selecting management's best estimate of ultimate losses.
Our Internal Actuary has been named as the "Appointed Actuary" for financial statement periods ending on or after December 31, 2015 and therefore all reserve figures shown as of and after December 31, 2015 are based on our internal actuarial analysis.
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
In projections using December 31, 2016 data, the method that uses explicit medical cost inflation assumptions included medical cost inflation factors ranging from 1.5% to 4.5%. The selection of medical cost inflation assumptions used has been based on observed recent and longer-term historical medical cost inflation in our claims data and in the U.S. economy more generally. The rate of medical cost inflation, as reflected in our historical medical payments per claim, has averaged approximately 3.0% over the past 15 years. The rate of medical cost inflation in the general U.S. economy, as measured by the consumer price index-medical care, has averaged approximately 3.6% over the past 15 years.
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
Management formally establishes loss reserves for financial statement purposes on a quarterly basis. In doing so, we make reference to the most current analyses of our Internal Actuary and of the Consulting Actuary, including a review of the assumptions and the results of the various actuarial methods used. Comprehensive studies are conducted in the second and fourth quarters by both our Internal Actuary and the Consulting Actuary. On the alternate quarters, the results of the preceding quarter's studies are updated for actual claim payment activity by our Internal Actuary.
The aggregate carried reserve calculated by management represents our best estimate of our outstanding unpaid losses and LAE. In establishing management's best estimate of unpaid losses and LAE at December 31 for the last three years, management and our Internal Actuary reviewed and considered the following: (a) our Internal Actuary's and the Consulting Actuary's assumptions, point estimates, and ranges; (b) the inherent uncertainty of workers' compensation loss reserves; and (c) the potential for legislative and/or judicial reversal of California workers' compensation reforms. Management did not quantify a specific loss reserve increment for each uncertainty, but rather established an overall provision that represented management's best estimate of loss reserves in light of the historical data, actuarial assumptions, point estimate and range, and current facts and circumstances.
The table below provides the actuarial range of loss reserves that management considered when selecting its best estimate and our carried reserves.

	As of December 31,
	2016	2015
	(in millions)
Low end of actuarial range	$1,525.2	$1,549.7
Carried reserves	1,721.0	1,719.3
High end of actuarial range	1,884.8	1,898.9
As of December 31, 2016, California and Nevada represented approximately 77% of our loss reserves on our Consolidated Balance Sheet.
In California, where our operations began in 2002, the actuaries' and management's initial expectations of ultimate losses and patterns of loss emergence and payment were based on benchmarks derived from analyses of historical insurance industry data in California. No historical data from our California insurance subsidiary existed prior to July 1, 2002; however, some historical data was available for the prior years for some of the market segments we entered in California, but was limited as to the number of loss reserve evaluation points available. The industry-based benchmarks were judgmentally adjusted for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers' compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of claims by our California insurance subsidiary have been more favorable than those initial expectations through 2008, due in part to the impact of the enactment of major changes in the California workers' compensation environment. Our recent loss experience, from 2010 through 2016, indicates an upward trend in medical and indemnity costs that are reflected in our loss reserves; however, our indemnity claims frequency (the number of claims expressed as a percentage of payroll) decreased year-over-year for the past three years. Our reserve estimates assume that increasing medical cost trends will continue and will impact our long-term claims costs and loss reserves.

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
We have actively driven a significant increase in claims settlement activity beginning in 2014 and continuing through 2016, which has primarily affected accident years 2009 and forward, that is the result of an internal initiative that emphasizes the settlement of open claims. This settlement activity has been recognized in the actuarial analysis using a methodology developed to adjust the data and loss development patterns to account for the settlements arising from this initiative.
More than 60% of our claims payments during the three years ended December 31, 2016 related to medical care for injured workers. The utilization and cost of medical services in the future is a significant source of uncertainty in the establishment of loss reserves for workers' compensation. Our loss reserves are established based on reviewing the results of actuarial methods, some of which do not contain explicit medical claim cost inflation rates; however, because medical care may be provided to an injured worker over many years, and in some cases decades, the pace of medical claim cost inflation has a significant impact on our ultimate claim payments. For example, if the rate of medical claim cost inflation increases by 1% above the inflation rate that is implicitly included in the loss reserves at December 31, 2016, we estimate that future medical costs over the lifetime of current claims would increase by approximately $88 million on a net-of-reinsurance basis.
The range of estimates of loss reserves produced by our actuarial reviews of medical cost inflation data provide some indication of the potential variability of future losses and LAE payments; however, the full range of potential variation is difficult to estimate because our insurance subsidiaries do not have a lengthy operating history in many of the states in which we now operate. Our reserve estimates reflect expected increases in the costs of contested claims, but do not assume any losses resulting from significant new legal liability theories. Our reserve estimates also assume that there will not be significant future changes in the regulatory and legislative environment. In the event of significant new legal liability theories or new regulation or legislation, we will attempt to quantify its impact on our business.
If the actual loss reserves were at the high or the low end of the actuarial range, the impact on our financial results would have been as follows:

	December 31,
	2016	2015
Increase (decrease) in reserves	(in millions)
At low end of range	$(195.8)	$(169.6)
At high end of range	163.8	179.6
Increase (decrease) in stockholders' equity and net income
At low end of range	$127.3	$110.2
At high end of range	(106.5)	(116.7)
Actual losses are affected by a more complex combination of forces and dynamics than any one model or actuarial methodology can represent, and each methodology is an approximation of these complex forces and dynamics. None of the methods are designed or intended to produce an indication that is systematically higher or lower than the other methods. At any given evaluation date, some of the actuarial projection methods produce indications outside the actuary's selected range. Accordingly, we believe that the range of potential outcomes is considerably wider than the actuarially estimated range of the most likely outcomes. We have no basis for anticipating whether actual future payments of losses and LAE may be either greater than or less than the loss reserves currently on our Consolidated Balance Sheets.

Additionally, any adjustment to the estimated ceded reserves under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also included in losses and LAE incurred in the Consolidated Statements of Comprehensive Income, so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. The table below provides the actuarial range of estimated liabilities for gross loss reserves under the LPT Agreement and our carried reserves.

As of December 31,
2016
(in millions)
Low end of actuarial range	$425.4
LPT carried reserves	465.5
High end of actuarial range	529.3
If the actual gross loss reserves under the LPT Agreement were at the high or the low end of the actuarial range, the impact on our financial results, excluding the impact of the contingent profit commission, would have been as follows:

Year Ended December 31,
2016
Increase (decrease) in reserves	(in millions)
At low end of range	$(40.1)
At high end of range	63.8
Increase (decrease) in stockholders' equity and net income
At low end of range	$26.1
At high end of range	(41.5)
Reinsurance Recoverables
Reinsurance recoverables represent: (a) amounts currently due from reinsurers on paid losses and LAE; (b) amounts recoverable from reinsurers on estimates of reported losses; and (c) amounts recoverable from reinsurers on actuarial estimates of IBNR for losses and LAE. These recoverables are based on our current estimates of the underlying loss reserves, and are reported on our Consolidated Balance Sheets separately as assets, as reinsurance does not relieve us of our legal liability to policyholders. We bear credit risk with respect to the reinsurers, which can be significant considering that some of the loss reserves remain outstanding for an extended period of time. Reinsurers may refuse or fail to pay losses that we cede to them, or they might delay payment. We are required to pay losses even if a reinsurer refuses or fails to meet its obligations under the applicable reinsurance agreement. We continually monitor the financial condition and financial strength ratings of our reinsurers. No material amounts due from reinsurers have been written-off as uncollectible since our inception in 2000, and we believe that amounts currently reflected in our consolidated financial statements will similarly not require any material prospective adjustment.
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995 for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were $465.5 million as of December 31, 2016. Losses and LAE paid with respect to the LPT Agreement totaled $722.7 million at December 31, 2016. We account for the LPT Agreement as retroactive reinsurance. Entry into the LPT Agreement resulted in a deferred reinsurance gain that was recorded on our Consolidated Balance Sheets as a liability. The Deferred Gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and the amortization is reflected in losses and LAE. Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the Deferred Gain on our Consolidated Balance Sheets and losses and LAE in our Consolidated Statements of Comprehensive Income.
Additionally, we are entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is an amount based on the favorable difference between actual paid losses and LAE and expected paid losses and LAE as established in the LPT Agreement. The calculation of actual amounts paid versus expected amounts is determined every five years beginning June 30, 2004 for the first twenty-five years of the agreement. We are paid 30% of the favorable difference between the actual and expected losses and LAE paid at each calculation point. Each quarter, management records its best estimate of the estimated ultimate contingent profit commission through June 30, 2024, which is impacted by estimates for ceded losses and LAE. The related Deferred Gain is amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the contingent profit commission, or through June 30, 2024, and is recorded in losses and LAE incurred in the accompanying Consolidated Statements of Comprehensive Income. Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the Contingent commission receivable–LPT Agreement and the Deferred Gain on our Consolidated Balance Sheets and losses and LAE in our Consolidated Statements of Comprehensive Income.

Recognition of Premium Revenue
Premium revenue is recognized as earned over the period of the contract in proportion to the amount of insurance protection provided. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine net premiums earned for the policy year. Earned but unbilled premiums include estimated future audit premiums based on our historical experience. These estimates are subject to changes in policyholders' payrolls, economic conditions, and seasonality, and are continually reviewed and adjusted as experience develops or new information becomes known. Any such adjustments are included in current operations; however, they are partially offset by the resulting changes in losses and LAE, commission expenses, and premium taxes. Although considerable variability is inherent in such estimates, we believe that the net effect of any estimates currently reflected in our consolidated financial statements will similarly not require any material prospective adjustment.
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the timing differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process. Recognition (Step 1) occurs when we conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is addressed only if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce our provision for income taxes.
Valuation of Investments
Our investments in fixed maturity and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes, in accumulated other comprehensive income. Realized gains and losses resulting from sales of investments are recognized in operations on a specific-identification basis.
We use third party pricing services to assist us with our investment accounting function. The fair values of our available-for-sale fixed maturity and equity securities are based on quoted market prices, when available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs in accordance with GAAP guidance. The Company obtains a quoted price for each security from third party pricing services, which are derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. The Company also performs quarterly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If differences are noted in this review, the Company may obtain additional information from other pricing services to validate the quoted price. (See Note 5 in the Notes to our Consolidated Financial Statements.)
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
New Accounting Standards
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2016-09, Compensation - Stock Compensation (Topic 718). This update simplifies several aspects of the accounting for share-based payment award transactions, including income taxes and classification of awards on the balance sheet and on the statement of cash flows. We elected to early adopt this standard in the quarter ended September 30, 2016 with an effective date of January 1, 2016. Adoption of this standard had the following impacts on our consolidated financial statements:

•
Consolidated Statements of Comprehensive Income – This standard requires that the tax effects of stock-based compensation be recognized in the income tax expense. Net tax benefits related to stock-based compensation of $1.4 million were recognized as a reduction to Income tax expense and an increase to Net income in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2016. These changes increased basic and diluted earnings per share by $0.04 for the year ended December 31, 2016. This standard also requires that assumed proceeds under the treasury stock method be modified to exclude the excess tax benefits that would have been recognized in Additional paid-in capital. These changes were applied on a prospective basis.

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

This standard allows us to make a policy election as to whether we will include an estimate of stock-based compensation awards expected to be forfeited or whether it will account for forfeitures as they occur. We elected to continue to estimate forfeitures in the computation of our stock-based compensation, consistent with previous guidance, and it had no impact on our consolidated financial statements.
Finally, this standard allows us to withhold an amount in excess of the supplemental rate from an employee’s stock-based compensation for federal tax withholding purposes without triggering liability accounting. It also clarifies that all cash payments made to tax authorities on an employee’s behalf should be presented as cash flows from financing activities in the Consolidated Statements of Cash Flows. This update related to tax withholding and presentation of cash flows had no impact on our consolidated financial statements.
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
In February 2016, the FASB issued ASU Number 2016-02, Leases (Topic 842). This update provides guidance on a new lessee model that includes the recognition of assets and liabilities arising from lease transactions on the balance sheet. Additionally, the update provides clarity on the definition of a lease and the distinction between finance and operating leases. Furthermore, the update requires certain qualitative and quantitative disclosures pertaining to the amounts recorded in the financial statements. This update becomes effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. We have not yet estimated the full impact that the adoption will have on our consolidated financial condition and results of operations.

In June 2016, the FASB issued ASU Number 2016-13, Financial Instruments - Credit Losses (Topic 326). This update replaces the incurred loss impairment methodology for recognizing credit losses on financial instruments with a methodology that reflects an entity's current estimate of all expected credit losses. This update requires financial assets measured at amortized cost to be presented net of an allowance for credit losses. Additionally, this update requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down, allowing an entity to also record reversals of credit losses in current period net income. This update becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have not yet estimated the full impact that the adoption will have on our consolidated financial condition and results of operations.
In August 2016, the FASB issued ASU Number 2016-15, Statement of Cash Flows (Topic 230). This update provides guidance and clarification on eight specific cash flow issues due to diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The cash flow issues affected are debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interest in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This update becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We have determined the adoption of this standard will have no material financial impact on our consolidated financial condition, results of operations, and statement of cash flows.
In November 2016, the FASB issued ASU Number 2016-18, Statement of Cash Flows (Topic 230). This update provides guidance for the classification and presentation of restricted cash and restricted cash equivalents in the statement of cash flows. This update requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. It requires the disclosure of information about the nature of restrictions on its cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update also requires the entity to disclose, on the face of the statement of cash flows or in the notes to the financial statements, any restricted cash or restricted cash equivalents disaggregated by the line item in which they appear within the statement of financial position. This update becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We have determined the adoption of this standard will have no material financial impact on our consolidated financial condition, results of operations, and statement of cash flows.
In May 2014, the FASB issued ASU Number 2014-09, Revenue from Contracts with Customers (Topic 606). This update clarifies the principles for recognizing revenue and develops revenue standards to improve the common revenue recognition guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim reporting periods within that annual reporting period. Insurance contracts are not within the scope of this updated guidance and we do not expect the adoption of this standard to have a material impact on our consolidated financial condition and results of operations.
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
We also bear credit risk with respect to the reinsurers, which can be significant considering that some loss reserves remain outstanding for an extended period of time. We are required to pay losses even if a reinsurer refuses or fails to meet its obligations to us under the applicable reinsurance agreement(s). We continually monitor the financial condition and financial strength ratings of our reinsurers. Additionally, we bear credit risk with respect to premiums receivable, which is generally diversified due to the large number of entities composing our policyholder base and their dispersion across many different industries and geographies.
Interest Rate Risk

Investments
The fair value of our fixed maturity portfolio is exposed to interest rate risk, which is the risk of a decline in fair value resulting from changes in prevailing interest rates, which we strive to limit by managing duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 4.3 years at December 31, 2016. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and the impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of December 31, 2016. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $2,360.4 million as of December 31, 2016, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(294.0)	(12.5)%
200 basis point rise	(200.3)	(8.5)
100 basis point rise	(101.9)	(4.3)
50 basis point decline	51.8	2.2
100 basis point decline	103.6	4.4
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of December 31, 2016, the par value of our commercial and residential mortgage-backed securities holdings was $341.6 million, and the amortized cost was 103.0% of par value. Since a majority of our mortgage-backed securities were purchased at a premium or discount that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The commercial and residential mortgage-backed securities portion of the portfolio totaled 13.8% of total investments as of December 31, 2016. Agency-backed residential mortgage pass-throughs totaled $254.2 million, or 98.5%, of the residential mortgage-backed securities portion of the portfolio as of December 31, 2016.
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

The table below shows the sensitivity of our equity securities to price changes as of December 31, 2016:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Total Equity Securities
Equity securities	$116.1	$192.2	$173.0	$(19.2)	$211.4	$19.2
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
Item 8. Financial Statements and Supplementary Data

Page
Management's Report on Internal Control Over Financial Reporting	48
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	49
Report of Independent Registered Public Accounting Firm	50
Consolidated Balance Sheets as of December 31, 2016 and 2015	51
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2016	52
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2016	53
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2016	54
Notes to Consolidated Financial Statements	55

The following Financial Statement Schedules are filed in Item 15 of Part IV of this report:

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	85
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	88

Pursuant to Rule 7-05 of Regulation S-X, Schedules I, III, IV and V have been omitted as the information to be set forth therein is included in the Notes to Consolidated Financial Statements.

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO Framework).
Based on this assessment, management did not identify any material weaknesses in the internal control over financial reporting and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.
The Company's independent registered public accounting firm, Ernst & Young LLP, has independently assessed the effectiveness of the Company's internal control over financial reporting. A copy of their report is included in Item 8 of this report.

February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Employers Holdings, Inc. and Subsidiaries

We have audited Employers Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Employers Holdings, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Employers Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Employers Holdings, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related Consolidated Statements of Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2016 and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Employers Holdings, Inc. and Subsidiaries

We have audited the accompanying Consolidated Balance Sheets of Employers Holdings, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related Consolidated Statements of Comprehensive Income, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Employers Holdings, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Employers Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California
February 24, 2017

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
	2016	2015
Assets	(in millions, except share data)
Investments:
Fixed maturity securities at fair value (amortized cost $2,305.9 at December 31, 2016 and $2,221.1 at December 31, 2015)	$2,344.4	$2,288.5
Equity securities at fair value (cost $116.1 at December 31, 2016 and $137.5 at December 31, 2015)	192.2	198.7
Short-term investments at fair value (amortized cost $16.0 at December 31, 2016)	16.0	—
Total investments	2,552.6	2,487.2
Cash and cash equivalents	67.2	56.6
Restricted cash and cash equivalents	3.6	2.5
Accrued investment income	20.6	20.6
Premiums receivable (less bad debt allowance of $9.8 at December 31, 2016 and $12.2 at December 31, 2015)	304.7	301.1
Reinsurance recoverable for:
Paid losses	8.7	7.7
Unpaid losses	580.0	628.2
Deferred policy acquisition costs	44.3	44.3
Deferred income taxes, net	59.4	67.9
Property and equipment, net	22.2	24.9
Intangible assets, net	8.2	8.5
Goodwill	36.2	36.2
Contingent commission receivable–LPT Agreement	31.1	29.2
Other assets	34.6	40.9
Total assets	$3,773.4	$3,755.8

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,301.0	$2,347.5
Unearned premiums	310.3	308.9
Total claims and policy liabilities	2,611.3	2,656.4
Commissions and premium taxes payable	48.8	52.5
Accounts payable and accrued expenses	24.2	24.1
Deferred reinsurance gain—LPT Agreement	174.9	189.5
Notes payable	32.0	32.0
Other liabilities	41.6	40.5
Total liabilities	$2,932.8	$2,995.0

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,226,277 and 55,589,454 shares issued and 32,128,922 and 32,216,480 shares outstanding at December 31, 2016 and 2015, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	372.0	357.2
Retained earnings	777.2	682.0
Accumulated other comprehensive income, net of tax	74.5	83.6
Treasury stock, at cost (24,097,355 shares at December 31, 2016 and 23,372,974 shares at December 31, 2015)	(383.7)	(362.6)
Total stockholders’ equity	840.6	760.8
Total liabilities and stockholders’ equity	$3,773.4	$3,755.8
See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2016	2015	2014
Revenues	(in millions, except per share data)
Net premiums earned	$694.8	$690.4	$684.5
Net investment income	73.2	72.2	72.4
Net realized gains (losses) on investments	11.2	(10.7)	16.3
Other income	0.6	0.2	0.3
Total revenues	779.8	752.1	773.5

Expenses
Losses and loss adjustment expenses	417.9	429.4	453.4
Commission expense	83.5	85.4	81.4
Underwriting and other operating expenses	136.1	135.2	129.1
Interest expense	1.6	2.7	3.0
Total expenses	639.1	652.7	666.9

Net income before income taxes	140.7	99.4	106.6
Income tax expense	34.0	5.0	5.9
Net income	$106.7	$94.4	$100.7

Comprehensive income
Unrealized (losses) gains during the period (net of taxes of $(1.0), $(16.3), and $14.6 for the years ended December 31, 2016, 2015, and 2014, respectively)	$(1.8)	$(30.3)	$27.1
Reclassification adjustment for realized (gains) losses in net income (net of taxes of $3.9, $(3.7), and $5.7 for the years ended December 31, 2016, 2015, and 2014, respectively)	(7.3)	7.0	(10.6)
Other comprehensive (loss) income, net of tax	(9.1)	(23.3)	16.5
Total comprehensive income	$97.6	$71.1	$117.2

Net realized gains (losses) on investments
Net realized gains on investments before impairments on fixed maturity and equity securities	$17.0	$6.5	$16.8
Other than temporary impairments recognized in earnings	(5.8)	(17.2)	(0.5)
Net realized gains (losses) on investments	$11.2	$(10.7)	$16.3

Earnings per common share (Note 18):
Basic	$3.29	$2.94	$3.19
Diluted	$3.24	$2.90	$3.14
Cash dividends declared per common share	$0.36	$0.24	$0.24

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock at Cost	Total Stockholders' Equity
	Shares	Amount
	(in millions, except share data)

Balance, January 1, 2014	54,672,904	$0.6	$338.1	$502.2	$90.4	$(362.6)	$568.7
Stock-based compensation (Note 14)	—	—	6.0	—	—	—	6.0
Stock options exercised	120,494	—	2.2	—	—	—	2.2
Vesting of restricted stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	73,404	—	(0.6)	—	—	—	(0.6)
Dividends to common stockholders	—	—	—	(7.6)	—	—	(7.6)
Excess tax benefit from stock-based compensation		—	0.9	—	—	—	0.9
Net income for the year		—	—	100.7	—	—	100.7
Change in net unrealized gains on investments, net of taxes of $8.9		—	—	—	16.5	—	16.5
Balance, December 31, 2014	54,866,802	$0.6	$346.6	$595.3	$106.9	$(362.6)	$686.8

Balance, January 1, 2015	54,866,802	$0.6	$346.6	$595.3	$106.9	$(362.6)	$686.8
Stock-based compensation (Note 14)	—	—	4.6	—	—	—	4.6
Stock options exercised	463,466	—	7.6	—	—	—	7.6
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	259,186	—	(2.7)	—	—	—	(2.7)
Dividends to common stockholders	—	—	—	(7.7)	—	—	(7.7)
Excess tax benefit from stock-based compensation		—	1.1	—	—	—	1.1
Net income for the year		—	—	94.4	—	—	94.4
Change in net unrealized gains on investments, net of taxes of $(12.6)		—	—	—	(23.3)	—	(23.3)
Balance, December 31, 2015	55,589,454	$0.6	$357.2	$682.0	$83.6	$(362.6)	$760.8

Balance, January 1, 2016	55,589,454	$0.6	$357.2	$682.0	$83.6	$(362.6)	$760.8
Stock-based compensation (Note 14)	—	—	5.8	—	—	—	5.8
Stock options exercised	586,132	—	9.6	—	—	—	9.6
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	50,691	—	(0.6)	—	—	—	(0.6)
Acquisition of common stock (Note 13)	—	—	—	—	—	(21.1)	(21.1)
Dividends to common stockholders	—	—	—	(11.5)	—	—	(11.5)
Net income for the year		—	—	106.7	—	—	106.7
Change in net unrealized gains on investments, net of taxes of $(4.9)		—	—	—	(9.1)	—	(9.1)
Balance, December 31, 2016	56,226,277	$0.6	$372.0	$777.2	$74.5	$(383.7)	$840.6

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2016	2015	2014
Operating activities	(in millions)
Net income	$106.7	$94.4	$100.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.5	8.3	7.0
Stock-based compensation	5.8	4.6	6.0
Amortization of premium on investments, net	14.6	12.8	10.6
Allowance for doubtful accounts	(2.4)	4.3	0.8
Deferred income tax expense (benefit)	13.4	(5.6)	(0.5)
Net realized (gains) losses on investments	(11.2)	10.7	(16.3)
Excess tax benefits from stock-based compensation	—	(1.2)	(1.2)
Other	—	0.1	(0.3)
Change in operating assets and liabilities:
Premiums receivable	(1.2)	(9.6)	(17.6)
Reinsurance recoverable on paid and unpaid losses	47.2	44.3	71.3
Federal income taxes	7.7	(3.9)	6.5
Unpaid losses and loss adjustment expenses	(46.5)	(22.2)	39.2
Unearned premiums	1.4	(1.9)	6.8
Accounts payable, accrued expenses and other liabilities	(4.2)	8.6	12.8
Deferred reinsurance gain–LPT Agreement	(14.6)	(17.5)	(42.1)
Contingent commission receivable–LPT Agreement	(1.9)	(2.8)	(1.3)
Other	(0.5)	(7.0)	(10.5)
Net cash provided by operating activities	122.8	116.4	171.9
Investing activities
Purchases of fixed maturity securities	(466.8)	(476.9)	(378.0)
Purchases of equity securities	(49.1)	(85.1)	(29.5)
Purchases of short-term investments	(10.0)	—	—
Proceeds from sale of fixed maturity securities	132.4	105.4	47.9
Proceeds from sale of equity securities	80.4	34.7	36.5
Proceeds from maturities and redemptions of investments	230.6	323.9	251.1
Capital expenditures and other	(5.0)	(11.5)	(10.5)
Change in restricted cash and cash equivalents	(1.1)	8.3	(4.2)
Net cash used in investing activities	(88.6)	(101.2)	(86.7)
Financing activities
Acquisition of common stock	(21.1)	—	—
Cash transactions related to stock-based compensation	9.0	4.8	1.6
Dividends paid to stockholders	(11.5)	(7.7)	(7.6)
Payments on notes payable and capital leases	—	(60.5)	(11.3)
Excess tax benefits from stock-based compensation	—	1.2	1.2
Net cash used in financing activities	(23.6)	(62.2)	(16.1)
Net increase (decrease) in cash and cash equivalents	10.6	(47.0)	69.1
Cash and cash equivalents at the beginning of the period	56.6	103.6	34.5
Cash and cash equivalents at the end of the period	$67.2	$56.6	$103.6
Non-cash transactions
Financed property and equipment purchases	$0.7	$0.3	$0.7
Non-cash exchange of fixed maturity investments for short-term investments	$6.0	$—	$—
 See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2016
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
In 1999, the Nevada State Industrial Insurance System (the Fund) entered into a retroactive 100% quota share reinsurance agreement (the LPT Agreement) through a loss portfolio transfer transaction with third party reinsurers. The LPT Agreement commenced on June 30, 1999 and will remain in effect until all claims under the covered policies have closed, the LPT Agreement is commuted or terminated, upon the mutual agreement of the parties, or the reinsurers' aggregate maximum limit of liability is exhausted, whichever occurs first. The LPT Agreement does not provide for any additional termination terms. On January 1, 2000, EICN assumed all of the assets, liabilities and operations of the Fund, including the Fund's rights and obligations associated with the LPT Agreement. See Notes 3 and 10.
The Company accounts for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain (the Deferred Gain) was recorded as a liability on the Company’s Consolidated Balance Sheets. The Company is entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement and is recorded as an asset on the Company's Consolidated Balance Sheets.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). All intercompany transactions and balances have been eliminated in consolidation.
The Company operates as a single operating segment, workers’ compensation insurance, through its wholly owned subsidiaries. The Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by the Company's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance based on discrete financial information.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are the estimate of unpaid losses and loss adjustment expenses (LAE), evaluation of reinsurance recoverables, recognition of premium revenue, recoverability of deferred income taxes, and valuation of investments.
2. Changes in Estimates
The Company reduced its estimated loss and LAE reserves ceded under the LPT Agreement (LPT Reserve Adjustments) in each of the years 2016, 2015, and 2014 as a result of the determination that adjustments were necessary to reflect observed favorable paid loss trends in each of these years. The following table shows the financial statement impact related to the LPT Reserve Adjustments.

	2016	2015	2014
	(in millions, except per share data)
LPT Reserve Adjustments	$(5.0)	$(10.0)	$(46.8)
Cumulative adjustment to the Deferred Gain(1)	(3.1)	(6.4)	(31.1)
Net income impact from this change in estimate	3.1	6.4	31.1
Earnings per common share impact from this change in estimate
Basic	0.10	0.20	0.99
Diluted	0.09	0.20	0.97

(1)
The cumulative adjustments to the Deferred Gain were also recognized in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income, so that the Deferred Gain reflects the balance that would have existed had the revised loss and LAE reserves been recognized at the inception of the LPT Agreement.

The Company increased its estimate of Contingent commission receivable – LPT Agreement (LPT Contingent Commission Adjustments) in each of 2016, 2015, and 2014 as a result of the determination that adjustments were necessary to reflect observed favorable paid loss trends in each of those years. The following table shows the impact to the Consolidated Statements of Comprehensive Income related to these changes in estimates.

	2016	2015	2014
	(in millions, except per share data)
Change in estimate of Contingent commission receivable - LPT Agreement	$1.9	$2.8	$12.5
Cumulative adjustment to the Deferred Gain(1)	(1.8)	(2.6)	(10.8)
Net income impact from this change in estimate	1.8	2.6	10.8
Earnings per common share impact from this change in estimate
Basic	0.06	0.08	0.34
Diluted	0.05	0.08	0.34

(1)
The cumulative adjustments to the Deferred Gain were also recognized in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income, so that the Deferred Gain reflects the balance that would have existed had the revised loss and LAE reserves been recognized at the inception of the LPT Agreement.

The Company reallocated loss and LAE reserves from non-taxable periods prior to January 1, 2000 to taxable years, which reduced its effective tax rates, in each of 2015 and 2014. These changes in estimates were the result of the determination that a reallocation of reserves among accident years was appropriate to address a continuation of observed loss trends in each of those years. The following table shows the financial statement impact of these changes in estimates.

	2015	2014
	(in millions, except per share data)
Loss and LAE reserves reallocated to taxable years	$56.3	$13.1
Impact to effective tax rate	(15.4)%	(3.4)%
Net income impact from this change in estimate	$15.3	$3.6
Earnings per common share impact from this change in estimate
Basic	0.48	0.11
Diluted	0.47	0.11
No reallocations of losses and LAE reserves from non-taxable periods were made in 2016.
3. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all liquid investments with maturities of less than three months, as measured from the date of purchase, to be cash equivalents.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represent cash and cash equivalents held in trust in order to secure certain of the Company's obligations and, accordingly, are restricted as to withdrawal or usage. As of December 31, 2016 and 2015 the Company held $27.2 million and $32.7 million, respectively, in trust for reinsurance obligations, of which $3.6 million and $2.5 million, respectively, represented restricted cash and cash equivalents.
Short-Term Investments
The Company considers all liquid investments with maturities of between three and twelve months, as measured from the date of purchase, to be short-term investments.
Investment Securities
The Company's investments in fixed maturity securities and equity securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes, in accumulated other comprehensive income on the Company’s Consolidated Balance Sheets.
Investment income consists primarily of interest and dividends generated by investment securities. Interest is recorded as earned on an accrual basis and dividends are recorded as earned at the ex-dividend date. Interest income on mortgage-backed and asset-

backed securities is determined using the effective-yield method based on estimated principal repayments. Mortgage-backed securities are adjusted for the effects of changes in prepayment assumptions on the related accretion of discount or amortization of premium of such securities using the retrospective method.
Realized gains and losses on investments are determined on a specific-identification basis.
When, in the opinion of management, a decline in the fair value of an equity security below its cost is considered to be “other-than-temporary,” the equity security's cost is written down to its fair value at the time the other-than-temporary decline is identified. The determination of an other-than-temporary decline for fixed maturity securities includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a bifurcation of the write-down may be necessary based on the portion of the loss that is deemed to be a “credit loss”, which is considered a realized loss, and the portion that is deemed to be an “other than credit loss”, which is considered to be an unrealized loss. If management has the intent to sell the fixed maturity security or more likely than not will be required to sell the fixed maturity security before its anticipated recovery, the investment is written down to its fair value and the entire impairment is recorded as a realized loss in the Company's Consolidated Statements of Comprehensive Income. If management does not have the intent to sell or will not be required to sell the fixed maturity security but does not expect to recover the amortized cost basis of the fixed maturity security, the amount of the other-than-temporary impairment is bifurcated (see Note 6).
Recognition of Revenue and Expense
Revenue Recognition
Premiums written are recognized as revenues, net of any applicable underlying reinsurance coverage, and are earned over the term of the related policy. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine the actual amount of net premiums earned for that policy year. Earned but unbilled premiums include estimated future audit premiums based on the Company's historical experience. These estimates are subject to changes in policyholders' payrolls, economic conditions, and seasonality, and are continually reviewed and adjusted as experience develops or new information becomes known. Any such adjustments are included in current operations; however, they are partially offset by the resulting changes in losses and LAE, commission expenses, and premium taxes. The Company's premiums receivable on its Consolidated Balance Sheets included $58.4 million and $53.5 million of additional premiums expected to be received from policyholders for final audits at December 31, 2016 and 2015, respectively.
The Company establishes a bad debt allowance on its premiums receivable through a charge included in underwriting and other operating expenses in its Consolidated Statements of Comprehensive Income. This bad debt allowance is determined based on estimates and assumptions to project future experience. After all collection efforts have been exhausted, the Company reduces the bad debt allowance for write-offs of premiums receivable that have been deemed uncollectible. The Company's bad debt allowance was $9.8 million and $12.2 million at December 31, 2016 and 2015, respectively. The Company had write offs, net of recoveries of amounts previously written off, of $6.0 million, $2.4 million, and $3.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Deferred Policy Acquisition Costs
Policy acquisition costs, those costs that relate directly to the successful acquisition of new or renewal insurance contracts, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling are deferred and amortized as the related premiums are earned. Amortization of deferred policy acquisition costs for the years ended December 31, 2016, 2015, and 2014, was $104.5 million, $103.9 million, and $102.7 million, respectively.
If the sum of a policy’s expected losses and LAE and deferred policy acquisition costs exceeds the related unearned premiums and projected investment income, a premium deficiency is determined to exist. In this event, deferred policy acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the years ended December 31, 2016, 2015 and 2014.
Unpaid Loss and LAE Reserves
Unpaid loss and LAE reserves represent management's best estimate of the ultimate net cost of all reported and unreported losses incurred for the applicable periods, less payments made. The estimated reserves for losses and LAE include the accumulation of estimates for all claims reported prior to the balance sheet date, estimates of claims incurred but not reported, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims (based on projections of relevant historical data). Amounts reported are subject to the impact of future changes in economic, regulatory and social conditions. Management believes that, subject to the inherent variability in any such estimate, the reserves are within a reasonable and acceptable range of adequacy. Estimates for claims prior to the balance sheet date are continually monitored and reviewed, and as settlements are made or reserves adjusted, the differences are reported in current operations. Salvage and subrogation recoveries are estimated based on a review of the level of historical salvage and subrogation recoveries.

Reinsurance
In the ordinary course of business, the Company may purchase excess of loss reinsurance in order to protect it against the impact of large and/or catastrophic losses. Additionally, the Company is a party to the LPT Agreement (see Note 10). These reinsurance arrangements reduce the Company's exposure to such losses since its reinsurers are liable to the Company to the extent of the reinsurance protection provided. However, the Company remains liable for all losses it incurs to the extent that any reinsurer is unable or unwilling to make timely payments under its reinsurance agreements.
Balances due from reinsurers on unpaid losses, including an estimate of such recoverables related to reserves for incurred but not reported losses, are reported as reinsurance recoverables on the Company’s Consolidated Balance Sheets. Reinsurance recoverables on paid losses represents amounts currently due from reinsurers. Reinsurance recoverables on unpaid losses represents amounts that will be collectible from reinsurers once the losses are paid. Reinsurance recoverables on unpaid losses and LAE amounted to $580.0 million and $628.2 million at December 31, 2016 and 2015, respectively.
Ceded reinsurance premiums are accounted for on a basis consistent with those used in accounting for the underlying premiums, and are reported as reductions to arrive at net premiums written and earned.
Ceded losses and LAE are also accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the relevant reinsurance agreement, and are recorded as reductions to losses and LAE incurred.
Pursuant to the LPT Agreement, loss expenses are deemed to be 7% of total losses paid and are payable to the Company as compensation for management of the claims under the LPT Agreement. The Deferred Gain is amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and is recorded in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income. Any adjustment to the estimated loss and LAE reserves ceded under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income, such that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement.
Additionally, the Company is entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is equal to 30% of the favorable difference between actual paid losses and LAE and expected paid losses and LAE as established in the LPT Agreement based on losses paid through June 30, 2024. The contingent profit commission is paid every five years beginning June 30, 2004 for the first 25 years of the agreement. The Company could be required to return any previously received contingent profit commission, plus interest, in the event of unfavorable differences through June 30, 2024. The Company records an estimate of contingent profit commission in its Consolidated Balance Sheets as Contingent commission receivable–LPT Agreement and a corresponding liability is recorded as Deferred reinsurance gain–LPT Agreement. The Contingent commission receivable–LPT Agreement is reduced as amounts are received from participating reinsurers. The Deferred reinsurance gain–LPT Agreement is amortized using the recovery method. The amortization of the contingent profit commission is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the contingent profit commission (through June 30, 2024), and is recorded in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income. Any adjustment to the contingent profit commission under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income, such that the Deferred Gain reflects the balance that would have existed had the revised contingent profit commission been recognized at the inception of the LPT Agreement.
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

Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process. Recognition (Step 1) occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is addressed only if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement.
The Company recognizes deferred tax assets when it determines that such assets are more likely than not to be realized in future periods. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents (including restricted cash equivalents), short-term investments, investment securities, premiums receivable, and reinsurance recoverable balances.
The Company’s cash equivalents and short-term investments include investments in money market securities and securities backed by the U.S. government. The Company's investment securities are diversified throughout many industries and geographic regions and include investments in U.S. government and U.S. government-sponsored enterprises. The Company believes that it has no significant concentrations of credit risk from a single issue or issuer within its cash equivalents, short-term investments and investment securities other than concentrations in U.S. government and U.S. government-sponsored enterprises.
The Company's premiums receivable are generally diversified due to the large number of entities composing the Company's policyholder base and their dispersion across many different industries.
The Company monitors the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company also obtains collateral from its reinsurers in order to mitigate the risks related to insolvencies. At December 31, 2016, $3.5 million of the Company's reinsurance recoverables were collateralized by cash or letters of credit and an additional $355.7 million was in trust accounts for reinsurance recoverables specifically related to the LPT Agreement.
Fair Value of Financial Instruments
The fair values of the Company's financial instruments have been determined using available market information and other appropriate valuation methodologies. Judgment is required in developing fair value estimates where quoted market prices are not available. Accordingly, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimating methodologies may have an effect on the estimated fair value amounts.
The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
Cash and cash equivalents, short-term investments, premiums receivable, accounts payable, and accrued expenses and other liabilities. The carrying amounts for each of these financial instruments as reported in the Company's Consolidated Balance Sheets approximate their fair values.
Investment Securities. The Company’s investment securities are predominantly valued on the basis of actual market transactions or observable inputs. A small portion of the Company’s investment securities are valued on the basis of pricing models with significant unobservable inputs or nonbinding broker quotes. See Note 5.
Goodwill and Other Intangible Assets
The Company tests for impairment of goodwill and non-amortizable intangible assets in the fourth quarter of each year. At the end of each quarter, management considers the results of the previous analysis as well as any recent developments that may constitute triggering events requiring the impairment analysis of goodwill and other intangible assets to be updated. The Company has assessed the effects of current economic conditions on the Company's financial condition and results of operations and changes in the Company's stock price and determined that there were no impairments of these assets as of December 31, 2016 and 2015.
Intangible assets related to state licenses are not subject to amortization. Intangibles related to insurance relationships are amortized in proportion to the expected period of benefit over the next two years.
The gross carrying value, accumulated amortization, and net carrying value for the Company's intangible assets, by major class, as of December 31, were as follows:

	2016			2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
State licenses	$7.7	$—	$7.7	$7.7	$—	$7.7
Insurance relationships	9.4	$(8.9)	0.5	9.4	$(8.6)	0.8
Total	$17.1	$(8.9)	$8.2	$17.1	$(8.6)	$8.5
During the years ended December 31, 2016, 2015, and 2014, the Company recognized $0.3 million, $0.5 million, and $0.7 million in amortization expenses associated with its intangible assets, respectively. These amortization expenses are included in the Company's Consolidated Statements of Comprehensive Income in underwriting and other operating expenses. Future amortization expenses associated with the Company's intangible assets are expected to be as follows:

Year	Amount
(in millions)
2017	0.3
2018	0.2
Total	$0.5
Stock-Based Compensation
The Company provides stock-based compensation to its directors and certain of its employees, which is recognized in its Consolidated Statements of Comprehensive Income based on estimated fair values over the relevant service period (see Note 14).
4. New Accounting Standards
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2016-09, Compensation - Stock Compensation (Topic 718). This update simplifies several aspects of the accounting for stock-based payment award transactions, including income taxes and classification of awards on the balance sheet and the statement of cash flows. The Company elected to early adopt this standard in the quarter ended September 30, 2016 with an effective date of January 1, 2016. Adoption of this standard had the following impacts on the Company's consolidated financial statements:

•
Consolidated Statements of Comprehensive Income – This standard requires that the tax effects of stock-based compensation be recognized in income tax expense, as opposed to additional paid-in capital. A net tax benefit related to stock-based compensation of $1.4 million was recognized as a reduction to income tax expense and an increase to net income in the Company's Consolidated Statements of Comprehensive Income for the year ended December 31, 2016. These changes increased basic and diluted earnings per share by $0.04 for the year ended December 31, 2016. This standard also requires that assumed proceeds under the treasury stock method be modified to exclude the excess tax benefits that would have been recognized in Additional paid-in capital. These changes were applied on a prospective basis.

•
Consolidated Statements of Cash Flows – This standard requires that excess tax benefits from stock-based compensation be reported as cash flows from operating activities, as opposed to financing activities. This update resulted in a change in presentation that was applied on a prospective basis and prior periods have not been adjusted.

This standard also allows the Company to make a policy election as to whether it will include an estimate of stock-based compensation awards expected to be forfeited or whether it will account for forfeitures as they occur. The Company has elected to continue to estimate forfeitures in the computation of its stock-based compensation, consistent with previous guidance, and this election had no impact on the Company's consolidated financial statements.
Finally, this standard allows the Company to withhold an amount in excess of the statutory supplemental tax rate from an employee’s stock-based compensation for federal tax withholding purposes without triggering liability accounting. It also clarifies that all cash payments made to tax authorities on an employee’s behalf should be presented as cash flows from financing activities in the Company's Consolidated Statements of Cash Flows. This update related to tax withholding and presentation of cash flows had no impact on the Company's consolidated financial statements.
Recently Issued Accounting Standards – Not Yet Adopted
In January 2016, the FASB issued ASU Number 2016-01, Financial Instruments - Overall (Subtopic 825-10). This update replaces the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and requires equity securities to be measured at fair value with changes in fair value recognized in net income. Additionally, this update eliminates the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. It requires financial instruments to be measured at fair value using the exit price notion. Furthermore, this update clarifies that an evaluation of deferred tax assets related to available-for-sale securities is needed, in combination with an evaluation of other deferred tax assets, to determine if a valuation allowance is required. This update becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This update will result in a reclassification adjustment, net of tax, to retained earnings from accumulated other comprehensive income, which will be determined based on the fair value of securities at the effective date of adoption.
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
In June 2016, the FASB issued ASU Number 2016-13, Financial Instruments - Credit Losses (Topic 326). This update replaces the incurred loss impairment methodology for recognizing credit losses on financial instruments with a methodology that reflects an entity's current estimate of all expected credit losses. This update requires financial assets measured at amortized cost to be presented net of an allowance for credit losses. Additionally, this update requires credit losses on available-for-sale fixed maturity securities to be presented as an allowance rather than as a write-down, allowing an entity to also record reversals of credit losses in current period net income. This update becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has not yet estimated the full impact that the adoption will have on its consolidated financial condition and results of operations.
In August 2016, the FASB issued ASU Number 2016-15, Statement of Cash Flows (Topic 230). This update provides guidance and clarification on eight specific cash flow issues due to diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The cash flow issues affected are debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interest in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This update becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has determined the adoption of this standard will have no material financial impact on its consolidated financial condition, results of operations, and statement of cash flows.
In November 2016, the FASB issued ASU Number 2016-18, Statement of Cash Flows (Topic 230). This update provides guidance for the classification and presentation of restricted cash and restricted cash equivalents in the statement of cash flows. This update requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. It requires the disclosure of information about the nature of restrictions on its cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update also requires the entity to disclose, on the face of the statement of cash flows or in the notes to the financial statements, any restricted cash or restricted cash equivalents disaggregated by the line item in which they appear within the statement of financial position. This update becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has determined the adoption of this standard will have no material financial impact on its consolidated financial condition, results of operations, and statement of cash flows.
In May 2014, the FASB issued ASU Number 2014-09, Revenue from Contracts with Customers (Topic 606). This update clarifies the principles for recognizing revenue and develops revenue standards to improve revenue recognition guidance. This update requires an entity to recognize revenue as performance obligations are met in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. In applying this guidance companies are required to: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim reporting periods within that annual reporting period. Insurance contracts are not within the scope of this updated guidance. The Company has analyzed revenue streams within the current business operation and determined the adoption of this standard will not have an impact on its consolidated financial condition and results of operations.
5. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company's financial instruments as of December 31, were as follows:

	2016		2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets	(in millions)
Investments (Note 6)	$2,552.6	$2,552.6	$2,487.2	$2,487.2
Cash and cash equivalents	67.2	67.2	56.6	56.6
Restricted cash and cash equivalents	3.6	3.6	2.5	2.5
Financial liabilities
Notes payable (Note 11)	$32.0	$33.0	$32.0	$36.6
Assets and liabilities recorded at fair value on the Company's Consolidated Balance Sheets are categorized based upon the levels of judgment associated with the inputs used to measure their fair value. Level inputs are defined as follows:

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
The Company uses third party pricing services to assist with its investment accounting function. The ultimate pricing source varies depending on the investment security and pricing service used, but investment securities valued on the basis of observable (Levels 1 and 2) inputs are generally assigned values on the basis of actual transactions. Securities valued on the basis of pricing models with significant unobservable inputs or nonbinding broker quotes are classified as Level 3. The Company performs quarterly analyses on the prices it receives from third parties to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source, as it is ultimately management’s responsibility to ensure that the fair values reflected in the Company’s consolidated financial statements are appropriate. If differences are noted in these analyses, the Company may obtain additional information from other pricing services to validate the quoted price.
The Company bases all of its estimates of fair value for assets on the bid price, when available, as it represents what a third-party market participant would be willing to pay in an arm's length transaction.
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. There were no adjustments to prices obtained from third party pricing services as of December 31, 2016 and 2015 that were material to the consolidated financial statements.
These methods of valuation will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
The Company's estimates of fair value for its financial liabilities are based on a combination of the variable interest rates for notes with similar durations to discount the projection of future payments on notes payable. The fair value measurements for notes payable have been determined to be Level 2.

Each of the Company's insurance operating subsidiaries is a member of the Federal Home Loan Bank (FHLB) of San Francisco. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds advanced. Investment in FHLB stock is recorded at cost, as purchases and sales of these securities are at par value with the issuer. The stock is considered a restricted security and is periodically evaluated for impairment based on the ultimate recovery of par value. Due to the nature of FHLB stock, its carrying value approximates fair value and was determined by the Company to be Level 3.
Certain of the Company's privately placed asset-backed securities (ABS) are designated as level 3 primarily due to restrictions on resale. Third party pricing based on actual transactions are typically not available for these securities due to the limited nature of observable pricing inputs.
The following table presents the items in the Company's Consolidated Balance Sheets that are stated at fair value and the corresponding fair value measurements.

	December 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities
U.S. Treasuries	$—	$127.4	$—	$—	$120.2	$—
U.S. Agencies	—	12.8	—	—	24.4	—
States and municipalities	—	851.6	—	—	854.5	—
Corporate securities	—	956.7	—	—	925.3	—
Residential mortgage-backed securities	—	258.0	—	—	237.9	—
Commercial mortgage-backed securities	—	95.5	—	—	80.3	—
Asset-backed securities	—	35.4	7.0	—	45.9	—
Total fixed maturity securities	$—	$2,337.4	$7.0	$—	$2,288.5	$—
Equity securities
Industrial and miscellaneous	$167.2	$—	$—	$178.4	$—	$—
Non-redeemable preferred (FHLB stock)	—	—	4.9	—	—	—
Other	20.1	—	—	20.3	—	—
Total equity securities	$187.3	$—	$4.9	$198.7	$—	$—
Short-term investments	$—	$16.0	$—	$—	$—	$—
Certain cash equivalents, principally money market securities, are measured at fair value using the net asset value (NAV) per share. The following table presents cash equivalents at NAV and total cash and cash equivalents carried at fair value on the Company's Consolidated Balance Sheets.

	December 31, 2016	December 31, 2015

Cash and cash equivalents at fair value	$9.7	$56.6
Cash equivalents measured at NAV, which approximates fair value	57.5	—
Total cash and cash equivalents	$67.2	$56.6
The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs for the year ended December 31, 2016.

Level 3 Securities
(in millions)
Beginning balance, January 1, 2016	$—
Purchases	11.9
Ending balance, December 31, 2016	$11.9

6. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2016	(in millions)
Fixed maturity securities
U.S. Treasuries	$124.1	$3.5	$(0.2)	$127.4
U.S. Agencies	11.9	0.9	—	12.8
States and municipalities	833.0	24.7	(6.1)	851.6
Corporate securities	942.3	18.9	(4.5)	956.7
Residential mortgage-backed securities	255.9	4.7	(2.6)	258.0
Commercial mortgage-backed securities	96.1	0.4	(1.0)	95.5
Asset-backed securities	42.6	—	(0.2)	42.4
Total fixed maturity securities	2,305.9	53.1	(14.6)	2,344.4
Equity securities
Industrial and miscellaneous	100.5	67.4	(0.7)	167.2
Non-redeemable preferred (FHLB stock)	4.9	—	—	4.9
Other	10.7	9.4	—	20.1
Total equity securities	116.1	76.8	(0.7)	192.2
Short-term investments	16.0	—	—	16.0
Total investments	$2,438.0	$129.9	$(15.3)	$2,552.6

At December 31, 2015
Fixed maturity securities
U.S. Treasuries	$116.4	$3.9	$(0.1)	$120.2
U.S. Agencies	23.0	1.4	—	24.4
States and municipalities	809.4	45.1	—	854.5
Corporate securities	913.4	19.9	(8.0)	925.3
Residential mortgage-backed securities	231.8	7.1	(1.0)	237.9
Commercial mortgage-backed securities	81.1	0.2	(1.0)	80.3
Asset-backed securities	46.0	—	(0.1)	45.9
Total fixed maturity securities	2,221.1	77.6	(10.2)	2,288.5
Equity securities
Industrial and miscellaneous	126.0	56.8	(4.4)	178.4
Other	11.5	9.0	(0.2)	20.3
Total equity securities	137.5	65.8	(4.6)	198.7
Total investments	$2,358.6	$143.4	$(14.8)	$2,487.2
The amortized cost and estimated fair value of the Company's fixed maturity securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$136.1	$137.4
Due after one year through five years	896.8	918.6
Due after five years through ten years	613.4	625.7
Due after ten years	265.0	266.8
Mortgage and asset-backed securities	394.6	395.9
Total	$2,305.9	$2,344.4

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of December 31, 2016 and 2015.

	December 31, 2016			December 31, 2015
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
Less than 12 months:	(dollars in millions)
Fixed maturity securities
U.S. Treasuries	$33.3	$(0.2)	14	$27.4	$(0.1)	20
States and municipalities	200.9	(6.1)	50	—	—	—
Corporate securities	289.5	(4.1)	101	328.4	(4.7)	122
Residential mortgage-backed securities	137.5	(2.6)	51	50.5	(0.8)	24
Commercial mortgage-backed securities	48.0	(1.0)	21	51.5	(1.0)	22
Asset-backed securities	30.1	(0.2)	20	34.1	—	27
Total fixed maturity securities	739.3	(14.2)	257	491.9	(6.6)	215
Equity securities	13.6	(0.6)	28	35.8	(4.6)	45
Total less than 12 months	$752.9	$(14.8)	285	$527.7	$(11.2)	260

12 months or greater:
Fixed maturity securities
Corporate securities	$15.2	$(0.4)	5	$34.6	$(3.3)	15
Residential mortgage-backed securities	—	—	—	7.1	(0.2)	25
Asset-backed securities	—	—	—	11.1	(0.1)	4
Total fixed maturity securities	15.2	(0.4)	5	52.8	(3.6)	44
Equity securities	1.7	(0.1)	5	—	—	—
12 months or greater	$16.9	$(0.5)	10	$52.8	$(3.6)	44

Total available-for-sale:
Fixed maturity securities
U.S. Treasuries	$33.3	$(0.2)	14	$27.4	$(0.1)	20
States and municipalities	200.9	(6.1)	50	—	—	—
Corporate securities	304.7	(4.5)	106	363.0	(8.0)	137
Residential mortgage-backed securities	137.5	(2.6)	51	57.6	(1.0)	49
Commercial mortgage-backed securities	48.0	(1.0)	21	51.5	(1.0)	22
Asset-backed securities	30.1	(0.2)	20	45.2	(0.1)	31
Total fixed maturity securities	754.5	(14.6)	262	544.7	(10.2)	259
Equity securities	15.3	(0.7)	33	35.8	(4.6)	45
Total available-for-sale	$769.8	$(15.3)	295	$580.5	$(14.8)	304
The Company determined that unrealized losses on fixed maturities at December 31, 2016, 2015, and 2014 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the lack of severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above amortized cost, or principal value upon maturity.
The Company recognized total impairments of $5.8 million (consisting of 37 securities), $17.2 million (consisting of 27 securities) and $0.5 million (consisting of seven securities) during the years ended December 31, 2016, 2015, and 2014, respectively. The other-than-temporary impairments recognized during these years related to equity securities were the result of the Company's intent to sell and/or the severity and duration of the change in fair values of these securities, primarily due to the downturn in the energy sector that occurred during the fourth quarter of 2015 and the first quarter of 2016.
Certain unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers, and the Company's intent to hold the securities until fair value recovers to above cost.

Net realized gains on investments and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Years Ended December 31,
	2016	2015	2014
Net realized gains (losses) on investments	(in millions)
Fixed maturity securities
Gross gains	$1.9	$0.5	$1.1
Gross losses	(0.7)	(0.4)	—
Net realized gains on fixed maturity securities	$1.2	$0.1	$1.1
Equity securities
Gross gains	$16.6	$8.1	$15.7
Gross losses	(6.6)	(18.9)	(0.5)
Net realized gains (losses) on equity securities	$10.0	$(10.8)	$15.2
Total	$11.2	$(10.7)	$16.3

Change in unrealized gains (losses)
Fixed maturity securities	$(28.9)	$(22.2)	$23.1
Equity securities	14.9	(13.7)	2.2
Total	$(14.0)	$(35.9)	$25.3
Net investment income was as follows:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Fixed maturity securities	$68.5	$68.8	$70.7
Equity securities	7.4	5.9	4.2
Cash equivalents and restricted cash	0.4	0.1	0.1
Gross investment income	76.3	74.8	75.0
Investment expenses	(3.1)	(2.6)	(2.6)
Net investment income	$73.2	$72.2	$72.4
The Company is required by various state laws and regulations to hold securities or letters of credit in depository accounts with certain states in which it does business. As of December 31, 2016 and 2015, securities having a fair value of $1,009.7 million and $881.2 million, respectively, were on deposit. These laws and regulations govern not only the amount but also the type of securities that are eligible for deposit.
Certain reinsurance contracts require Company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of the ceding reinsurers at December 31, 2016 and 2015 was $27.2 million and $32.7 million, respectively.

7. Property and Equipment
Property and equipment consists of the following:

	As of December 31,
	2016	2015
	(in millions)
Furniture and equipment	$2.3	$2.3
Leasehold improvements	4.3	4.3
Computers and software	59.0	56.7
Automobiles	1.2	1.2
Property and equipment, gross	66.8	64.5
Accumulated amortization and depreciation	(44.6)	(39.6)
Property and equipment, net	$22.2	$24.9
Depreciation and amortization expenses related to property and equipment for the years ended December 31, 2016, 2015, and 2014 were $8.2 million, $7.8 million, and $6.3 million, respectively. Internally developed software costs of $1.3 million and $1.2 million were capitalized during each of the years ended December 31, 2016 and 2015, respectively.
8. Income Taxes
The Company files a consolidated federal income tax return. The insurance subsidiaries pay premium taxes on gross premiums written in lieu of some states' income or franchise taxes.
The Company's provision for income taxes consisted of the following:

	Years Ended December 31,
	2016	2015	2014
Current tax expense:	(in millions)
Federal	$20.3	$9.5	$6.3
State	0.3	1.1	0.1
Total current tax expense	20.6	10.6	6.4
Deferred federal tax expense (benefit)	13.4	(5.6)	(0.5)
Income tax expense	$34.0	$5.0	$5.9
The difference between the statutory federal tax rate of 35% and the Company's effective tax rate on net income before income taxes as reflected in the Consolidated Statements of Comprehensive Income was as follows:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Expense computed at statutory rate	$49.3	$34.8	$37.3
Tax-advantaged investment income	(8.5)	(8.6)	(8.8)
Pre-Privatization reserve adjustments, excluding LPT	—	(15.3)	(3.6)
LPT deferred gain amortization	(4.7)	(4.9)	(8.4)
LPT Reserve Adjustment	(1.1)	(2.2)	(10.9)
Other	(1.0)	1.2	0.3
Income tax expense	$34.0	$5.0	$5.9
On January 1, 2000, EICN assumed the assets, liabilities, and operations of the Fund pursuant to legislation passed in the 1999 Nevada Legislature (the Privatization). Prior to the Privatization, the Fund was a part of the State of Nevada and therefore was not subject to federal income tax; accordingly, it did not take an income tax deduction with respect to the establishment of its unpaid loss and LAE reserves. Due to favorable loss experience after the Privatization, it was determined that certain of the pre-Privatization unpaid loss and LAE reserves assumed by EICN as part of the Privatization were no longer necessary and the unpaid loss and LAE reserves were reduced accordingly. Such downward adjustments of pre-Privatization unpaid loss reserves increased GAAP net income by $15.3 million and $3.6 million for the years ended December 31, 2015 and 2014, respectively, but did not increase taxable income. There were no downward adjustments of pre-Privatization unpaid loss reserves for the year ended December 31, 2016. Downward adjustments of pre-Privatization unpaid loss reserves, excluding the LPT, were $56.3 million and $13.1 million for the years ended December 31, 2015 and 2014, respectively.

The LPT Reserve Adjustments for the years ended December 31, 2016, 2015, and 2014 increased GAAP net income by $3.1 million, $6.4 million, and $31.1 million, respectively, but did not increase taxable income. The LPT Contingent Commission Adjustments increased net income by $1.8 million, $2.6 million, and $10.8 million during 2016, 2015, and 2014, respectively, but did not increase taxable income.
As of December 31, 2016 and 2015, the Company had no unrecognized tax benefits.
The Company paid (received) $13.7 million, $12.7 million and $(1.1) million in income taxes during the years ended December 31, 2016, 2015, and 2014 , respectively.
Tax years 2013 through 2016 remained open and are subject to full examination by the federal taxing authority. The significant components of deferred income taxes, net, were as follows as of December 31:

	2016		2015
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Unrealized capital gains, net	$—	$40.1	$—	$45.0
Deferred policy acquisition costs	—	15.7	—	15.7
Intangible assets	—	2.9	—	3.0
Loss reserve discounting for tax reporting	51.7	—	56.3	—
Unearned premiums	20.9	—	20.9	—
Allowance for bad debt	3.4	—	4.3	—
Stock-based compensation	4.4	—	4.1	—
Accrued liabilities	8.1	—	8.4	—
Minimum tax credit	27.8	—	28.0	—
Net operating loss carryforward	—	—	8.7	—
Other	9.7	7.9	8.4	7.5
Total	$126.0	$66.6	$139.1	$71.2
Deferred income taxes, net	$59.4		$67.9
During the year ended December 31, 2016, the Company fully utilized its net operating loss carryforward that existed as of December 31, 2015. As of December 31, 2016 and 2015, the Company had a minimum tax credit of $27.8 million and $28.0 million, respectively, that may be carried forward indefinitely.
Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Realization of the deferred income tax asset is dependent on the Company generating sufficient taxable income in future years as the deferred income tax charges become deductible for tax reporting purposes. Although realization is not assured, management believes that it is more likely than not that the net deferred income tax asset will be realized.
9. Liability for Unpaid Losses and Loss Adjustment Expenses
Accounting for workers' compensation insurance requires the Company to estimate the liability for the expected ultimate cost of unpaid losses and LAE (loss reserves) as of a balance sheet date. Loss reserve estimates are inherently uncertain because the ultimate amount the Company will pay for many of the claims it has incurred as of the balance sheet date will not be known for many years. The estimate of loss reserves is intended to equal the difference between the expected ultimate losses and LAE of all claims that have occurred as of a balance sheet date and amounts already paid. The Company establishes loss reserves based on its own analysis of emerging claims experience and environmental conditions in its markets and review of the results of various actuarial projections. The Company's aggregate carried reserve for unpaid losses and LAE is the sum of its reserves for each accident year and represents its best estimate of outstanding loss reserves.
The amount by which estimated losses in the aggregate differ from those previously estimated for a specific time period is known as reserve “development.” Reserve development is unfavorable when losses ultimately settle for more than the amount reserved or subsequent estimates indicate a basis for reserve increases on open claims, causing the previously estimated loss reserves to be ''deficient.'' Reserve development is favorable when estimates of ultimate losses indicate a decrease in established reserves, causing the previously estimated loss reserves to be ''redundant.'' Development is reflected in the Company's operating results through an adjustment to incurred losses and LAE during the period in which it is recognized.
Although claims for which reserves are established may not be paid for several years or more, the Company does not discount loss reserves in its financial statements for the time value of money, in accordance with GAAP.

The three main components of reserves for unpaid losses and LAE are case reserves, incurred but not reported (IBNR) loss reserves, and LAE reserves.
When claims are reported, the Company establishes individual estimates of the ultimate cost of each claim (case reserves). These case reserves are continually monitored and revised in response to new information and for amounts paid.
IBNR is an actuarial estimate of future payments on claims that have occurred but have not yet been reported. In addition to this provision for late reported claims, the Company also estimates and makes a provision for the extent to which the case reserves on known claims may develop and for additional payments on closed claims, known as “reopening.” IBNR reserves apply to the entire body of claims arising from a specific time period, rather than a specific claim. Most of the Company's IBNR reserves relate to estimated future claim payments on recorded open claims.
LAE reserves are the Company's estimate of the future expenses of investigating, administering, and settling claims that will be paid to manage claims that have occurred, including legal expenses. LAE reserves are established in the aggregate, rather than on a claim-by-claim basis. LAE reserves are categorized between defense and cost containment, and adjusting and other.
A portion of the Company's obligations for losses and LAE are ceded to unaffiliated reinsurers. The amount of reinsurance that will be recoverable on its losses and LAE reserves includes both the reinsurance recoverable from excess of loss reinsurance contracts, as well as reinsurance recoverable under the terms of the LPT Agreement.
The Company uses actuarial methods to analyze and estimate the aggregate amount of unpaid losses and LAE. Management considers the results of various actuarial projection methods and their underlying assumptions, among other factors, in establishing reserves for unpaid losses and LAE.
Judgment is required in the actuarial estimation of loss reserves, including the selection of various actuarial methodologies to project the ultimate cost of claims. Specifically, judgment is required in the following areas: the selection of projection parameters based on historical company data; the use of industry data and other benchmarks; the identification and quantification of potential changes in parameters from historical levels to current and future levels due to changes in future claims development expectations; and the weighting of differing reserve indications resulting from alternative methods and assumptions.
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Unpaid losses and LAE at beginning of period	$2,347.5	$2,369.7	$2,330.5
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	628.2	669.5	743.1
Net unpaid losses and LAE at beginning of period	1,719.3	1,700.2	1,587.4
Losses and LAE, net of reinsurance, incurred in:
Current year	452.9	456.9	503.8
Prior years	(18.4)	(7.2)	4.6
Total net losses and LAE incurred during the period	434.5	449.7	508.4
Paid losses and LAE, net of reinsurance, related to:
Current year	78.7	75.4	75.9
Prior years	354.1	355.2	319.7
Total net paid losses and LAE during the period	432.8	430.6	395.6
Ending unpaid losses and LAE, net of reinsurance	1,721.0	1,719.3	1,700.2
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	580.0	628.2	669.5
Unpaid losses and LAE at end of period	$2,301.0	$2,347.5	$2,369.7
Total net losses and LAE included in the above table excludes the impact of the amortization of the Deferred Gain and LPT Reserve Adjustments (Note 10).
In 2016, the Company had $18.4 million of favorable prior accident year loss development, which included $17.0 million of favorable development on its voluntary risk business and $1.4 million of favorable development related to its assigned risk business. In 2015, the Company had $7.2 million of favorable prior accident year loss development, which included $9.0 million of favorable prior accident year loss development on its voluntary risk business, which was partially offset by $1.8 million of unfavorable loss development related to its assigned risk business. In 2014, the increase in the estimate of incurred losses and LAE attributable to insured events in prior years was primarily related to the Company's assigned risk business. The favorable prior accident year loss development in 2016 and 2015 was the result of the Company's determination that adjustments were necessary to reflect observed favorable paid loss trends in each of these years. Paid loss trends have been impacted by cost savings associated with accelerated claims settlement activity that began in 2014 and continued through 2016.
In California, where the Company's operations began in 2002, the actuaries' and management's initial expectations of ultimate losses and patterns of loss emergence and payment were based on benchmarks derived from analyses of historical insurance industry data in California. No historical data from the Company's California insurance subsidiary existed prior to July 1, 2002; however, some historical data was available for the prior years for some of the market segments the Company entered in California, but was limited as to the number of loss reserve evaluation points available. The industry-based benchmarks were judgmentally adjusted for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers' compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of claims by the Company's California insurance subsidiary have been more favorable than those initial expectations through 2008, due in part to the enactment of the major changes in the California workers' compensation environment. The Company's recent loss experience, from 2010 through 2016, indicates an upward trend in medical and indemnity costs that are reflected in its loss reserves; however, the Company's indemnity claims frequency (the number of claims expressed as a percentage of payroll) decreased year-over-year for the past three years. The Company's reserve estimates assume that increasing medical cost trends will continue and will impact the Company's long-term claims costs and loss reserves.
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
Loss reserves shown in the Company's Consolidated Balance Sheets are net of $28.1 million and $26.8 million for anticipated subrogation recoveries as of December 31, 2016 and 2015, respectively.
The Company compiles and aggregates its claims data by grouping the claims according to the year in which the claim occurred (“accident year”) when analyzing claim payment and emergence patterns and trends over time. For the purposes of defining claims frequency, the number of reported claims includes any claim that has case reserves and/or loss and LAE payments associated with them.
The Company analyzed the usefulness of disaggregation of its results and determined the characteristics associated with the policies and the related unpaid loss reserves, incurred losses, and payment patterns are similar in nature. As such, the following tables show the Company's historical incurred and cumulative paid losses and LAE development, net of reinsurance, as well as IBNR loss reserves and the number of reported claims on an aggregated basis as of December 31, 2016 for each of the previous 10 accident years.

	Incurred Losses and LAE, Net of Reinsurance
	Years Ended December 31,										As of December 31, 2016
Accident Year	2007(1)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016	IBNR	Cumulative number of reported claims
	(in millions, except claims counts)
2007	$349.4	$341.8	$340.1	$340.3	$332.9	$332.7	$334.7	$334.6	$339.2	$346.6	$15.1	31,326
2008		315.9	315.3	317.8	329.2	329.5	335.1	336.9	343.8	341.4	16.2	28,082
2009			255.4	266.9	279.0	280.1	283.6	283.7	291.2	290.5	16.3	22,666
2010				204.9	224.4	228.1	246.1	250.2	262.0	259.9	23.8	18,533
2011					253.7	267.3	272.0	277.4	296.3	292.6	34.0	19,553
2012						348.8	359.9	360.9	386.4	388.2	60.5	25,930
2013							452.6	460.6	478.6	472.6	90.1	28,740
2014								463.4	445.8	432.9	107.4	28,231
2015									422.2	425.8	135.6	26,560
2016										419.0	226.1	21,239
Total										$3,669.6

	Cumulative Paid Losses and LAE, Net of Reinsurance
	Years Ended December 31,
Accident Year	2007(1)	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016
	(in millions)
2007	$74.2	$165.3	$208.9	$236.7	$256.2	$270.0	$280.2	$288.3	$297.2	$302.3
2008		71.1	155.4	201.8	234.7	255.3	271.1	284.2	293.6	300.7
2009			59.0	130.6	174.1	202.0	219.3	232.1	242.3	249.5
2010				47.1	105.6	143.8	171.7	190.7	206.2	215.4
2011					47.4	115.1	162.6	193.8	217.5	230.1
2012						58.6	148.3	214.2	261.4	289.9
2013							68.5	184.4	263.8	317.4
2014								65.3	172.7	248.9
2015									65.5	174.5
2016										65.6
Total										$2,394.2
All outstanding liabilities for unpaid losses and LAE prior to 2007, net of reinsurance										346.2
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance										$1,621.6

(1)	Data presented for these calendar years is required supplementary information, which is unaudited
The following table represents a reconciliation of claims development to the aggregate carrying amount of the liability for unpaid losses and LAE:

December 31, 2016
(in millions)
Liabilities for unpaid losses and LAE, net of reinsurance	$1,621.6
Reinsurance recoverable on unpaid losses	580.0
Unallocated LAE	99.4
Total liability for unpaid losses and LAE	$2,301.0
The following table presents the average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2016 and is presented as required supplementary information, which is unaudited:

Average Annual Percentage Payout of Claims by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
17.3%	24.4%	15.4%	10.3%	6.7%	4.7%	3.5%	2.5%	2.3%	1.5%
10. Reinsurance
The Company purchases reinsurance from third parties in the normal course of its business in order to manage its exposures. The Company's reinsurance coverage is provided on both a quota share and excess of loss basis.
The effects of reinsurance on the Company's written and earned premiums and on its losses and LAE incurred were as follows:

	Years Ended December 31,
	2016		2015		2014
	Written	Earned	Written	Earned	Written	Earned
	(in millions)
Direct premiums	$691.0	$691.0	$684.9	$686.0	$686.8	$684.3
Assumed premiums	10.4	10.6	12.8	12.8	10.9	10.3
Gross premiums	701.4	701.6	697.7	698.8	697.7	694.6
Ceded premiums	(6.8)	(6.8)	(8.4)	(8.4)	(10.1)	(10.1)
Net premiums	$694.6	$694.8	$689.3	$690.4	$687.6	$684.5
Ceded losses and LAE incurred	$0.1		$10.1		$17.2
Ceded losses and LAE incurred includes the amortization of the Deferred Gain, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments.

Excess of Loss Reinsurance
The Company has consistently maintained excess of loss reinsurance coverage to protect it against the impact of large and/or catastrophic losses in its workers' compensation business. The Company currently maintains reinsurance for losses from a single occurrence or catastrophic event in excess of $10.0 million and up to $200.0 million, subject to certain exclusions. This current reinsurance program is effective July 1, 2016 through June 30, 2017. The coverage under the Company's annual reinsurance programs that ended July 1, 2016 and 2015 was $193.0 million and $195.0 million, in excess of its $7.0 million and $5.0 million retention on a per occurrence basis, respectively. The reinsurance coverage includes coverage for acts of terrorism, excluding nuclear, biological, chemical, and radiological events. Any liability outside the coverage limits of the reinsurance program is retained by the Company.
LPT Agreement
Recoverables from reinsurers on unpaid losses and LAE amounted to $580.0 million and $628.2 million at December 31, 2016 and 2015, respectively. At each of December 31, 2016 and 2015, $465.5 million and $498.0 million, respectively, of those recoverables was related to the LPT Agreement that was entered into in 1999 by the Fund and assumed by EICN. Under the LPT Agreement, substantially all of the Fund's losses and LAE on claims incurred prior to July 1, 1995, have been ceded to three unaffiliated reinsurers on a 100% quota share basis. Investments have been placed in trust by the three reinsurers as security for payment of the reinsured claims. Under the LPT Agreement, initially $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. Through December 31, 2016, the Company has paid losses and LAE claims totaling $722.7 million related to the LPT Agreement.
The Company amortized $11.7 million, $11.4 million, and $13.1 million of the Deferred Gain for the years ended December 31, 2016, 2015, and 2014, respectively. Additionally, the Deferred Gain was reduced by $3.1 million, $6.4 million and $31.1 million for the years ended December 31, 2016, 2015, and 2014, respectively, due to favorable LPT Reserve Adjustments and by $1.8 million, $2.6 million, and $10.8 million for the years ended December 31, 2016, 2015, and 2014, respectively, due to favorable LPT Contingent Commission Adjustments (Note 2).
11. Notes Payable
Notes payable is comprised of the following:

	December 31,
	2016	2015
	(in millions)
Dekania Surplus Note, due April 30, 2034	$10.0	$10.0
ICONS Surplus Note, due May 26, 2034	12.0	12.0
Alesco Surplus Note, due December 15, 2034	10.0	10.0
Balance	$32.0	$32.0
EPIC has a $10.0 million surplus note to Dekania CDO II, Ltd. issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Both the payment of interest and repayment of the principal under this note and the surplus notes described in the succeeding two paragraphs are subject to the prior approval of the Florida Department of Financial Services. Interest paid during each of the years ended December 31, 2016, 2015, and 2014 was $0.5 million. Interest accrued as of December 31, 2016 and 2015 was $0.1 million.
EPIC has a $12.0 million surplus note to ICONS, Inc. issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Interest paid during each of the years ended December 31, 2016, 2015, and 2014 was $0.6 million, $0.6 million and $0.5 million, respectively. Interest accrued as of December 31, 2016 and 2015 was $0.1 million.
EPIC has a $10.0 million surplus note to Alesco Preferred Funding V, LTD issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in 2009. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR. Interest paid during each of the years ended December 31, 2016, 2015, and 2014 was $0.5 million, $0.4 million, and $0.4 million, respectively. Interest accrued as of December 31, 2016 and 2015 was less than $0.1 million.
In 2010, the Company entered into a credit facility, under which the Company was provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bore interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. Interest paid during the years ended December 31, 2015 and 2014 totaled $1.3 million and $1.4 million, respectively. In accordance with the terms of the contract, the remaining principal balance of $60.0 million was repaid on the credit facility in 2015.
Principal payment obligations on notes payable outstanding at December 31, 2016, were as follows:

Year	Principal Due
(in millions)
2017 - 2021	$—
Thereafter	32.0
Total	$32.0
12. Commitments and Contingencies
Leases
The Company leases office facilities and certain equipment under operating and capital leases. Most leases have renewal options, typically with increased rental rates during the option period. Certain of these leases contain options to purchase the property at amounts that approximate fair market value; other leases contain options to purchase at a bargain purchase price. At December 31, 2016, the remaining lease terms expire over the next six years.
The future lease payments for the next five years on these non-cancelable operating and capital leases at December 31, 2016, were as follows:

Year	Operating Leases	Capital Leases
	(in millions)
2017	$5.1	$0.3
2018	3.7	0.2
2019	3.1	0.1
2020	2.5	0.1
2021	1.1	0.1
Thereafter	0.1	—
Total	$15.6	$0.8
Included in the future minimum capital lease payments are future interest charges of $0.1 million. Facilities rent expense was $4.9 million, $4.9 million, and $4.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Property held under capital leases is included in property and equipment as follows:

Asset Class	2016	2015
	(in millions)
Computers and software	$—	$0.4
Automobiles	1.2	1.2
	1.2	1.6
Accumulated amortization	(0.6)	(1.0)
Total	$0.6	$0.6
Contingencies Surrounding Insurance Assessments
All of the states where the Company's insurance subsidiaries are licensed to transact business require property and casualty insurers doing business within the respective state to pay various insurance assessments. The Company accrues a liability for estimated insurance assessments as direct premiums are written, losses are recorded, or as other events occur in accordance with various states' laws and regulations, and defers these costs and recognizes them as an expense as the related premiums are earned. The Company had an accrued liability for guaranty fund assessments, second injury funds assessments, and other insurance assessments totaling $18.6 million and $22.0 million as of December 31, 2016 and 2015, respectively. These liabilities are generally expected to be paid over one to eighty year periods based on individual state's regulations. The Company also recorded an asset of $21.6 million and $21.4 million, as of December 31, 2016 and 2015, respectively, for prepaid policy charges still to be collected in the future from policyholders, or assessments that may be recovered through a reduction in future premium taxes in certain states. These assets are expected to be realized over one to ten year periods in accordance with their type and individual state's regulations.

13. Stockholders' Equity
Stock Repurchase Programs
On February 16, 2016, the Board of Directors authorized a share repurchase program for up to $50.0 million of the Company's common stock from February 22, 2016 through February 22, 2018 (the 2016 Program). The Company expects that its common stock may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2016 Program may be commenced, modified, or suspended from time-to-time without prior notice, and the 2016 Program may be suspended or discontinued at any time. Through December 31, 2016, the Company has repurchased a total of 724,381 shares of common stock at an average price of $29.08 per share, including commissions, for a total of $21.1 million.
Since the Company's initial public offering in January 2007 through December 31, 2016, the Company has repurchased a total of 24,097,355 shares of common stock at an average cost per share of $15.92, which is reported as treasury stock, at cost, on its Consolidated Balance Sheets.
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
As of December 31, 2016, the only incentive awards outstanding under the Plan were nonqualified stock options, RSUs, and PSUs.
Compensation costs are recognized based on expected performance, if applicable, net of any estimated forfeitures on a straight-line basis over the employee requisite service periods. Forfeiture rates are based on historical experience and are adjusted in subsequent periods for differences in actual forfeitures from those estimated. Net stock-based compensation expense recognized in the Company's Consolidated Statements of Comprehensive Income was as follows:

	Years Ended December 31,
	2016	2015	2014
Stock-based compensation expense related to:	(in millions)
Stock options	$0.7	$1.0	$1.2
RSUs	1.9	2.0	1.9
PSUs	3.2	1.6	2.9
Total	5.8	4.6	6.0
Less: related tax benefit	2.0	1.6	2.1
Net stock-based compensation expense	$3.8	$3.0	$3.9
Stock Options
The fair value of the stock options granted is estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. During the years ended December 31, 2016, 2015, and 2014, the expected stock price volatility used to value the stock options granted in 2016, 2015, and 2014 was based on the volatility of the Company's historical stock price since February 2007. The expected term of the stock options granted in 2016, 2015, and 2014 was calculated using the 'plain-vanilla' calculation provided in the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 107. The dividend yield was calculated using amounts authorized by the Board of Directors. The risk-free interest rate is the yield on the grant date of the stock options of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the stock options.
The Company anticipates issuing new shares of common stock upon the exercise of its outstanding stock options.

The fair value of the stock options granted during the years ended December 31, 2016, 2015, and 2014 was calculated using the following weighted average assumptions:

	2016	2015	2014
Expected volatility	38.0%	38.0%	39.0%
Expected life (in years)	4.8	4.8	4.8
Dividend yield	1.3%	1.0%	1.2%
Risk-free interest rate	1.4%	1.6%	1.6%
Weighted average grant date fair values of stock options granted	$8.46	$7.63	$6.66
Changes in outstanding stock options for the year ended December 31, 2016 were as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2013	1,546,898	$17.24	3.4 years
Granted	141,744	20.87	6.2 years
Exercised	(120,494)	17.89
Expired	(2,400)	17.00
Forfeited	(44,458)	19.99
Stock options outstanding at December 31, 2014	1,521,290	17.45	2.9 years
Granted	80,800	24.20	6.2 years
Exercised	(463,466)	16.43
Forfeited	(17,079)	20.21
Stock options outstanding at December 31, 2015	1,121,545	18.31	2.8 years
Granted	67,431	27.72	6.2 years
Exercised	(586,132)	16.39
Expired	(6,075)	22.48
Forfeited	(32,673)	24.35
Stock options outstanding at December 31, 2016	564,096	21.04	3.3 years
Exercisable at December 31, 2016	380,703	19.57	2.4 years
At December 31, 2016, the Company had yet to recognize $1.1 million in deferred compensation related to stock option grants and expects to recognize these costs on a straight-line basis over the next 39 months. The fair value of stock options vested and the intrinsic value of outstanding and exercisable stock options as of December 31, were as follows:

	2016	2015	2014
	(in millions)
Fair value of stock options vested	$0.8	$1.3	$1.6
Intrinsic value of outstanding stock options	10.6	10.1	9.2
Intrinsic value of exercisable stock options	7.6	8.5	7.8
The intrinsic value of stock options exercised was $7.6 million, $4.0 million, and $0.5 million for the years ended December 31, 2016, 2015, and 2014.
RSUs
The Company has awarded RSUs to non-employee members of the Board of Directors and certain employees of the Company. The RSUs awarded to non-employee members of the Board of Directors generally vest on the first anniversary of the award date. RSU grants allow each non-employee Director to decide whether to defer settlement of the RSUs until six months after termination of Board service or settle the RSUs at vesting. Dividend equivalents are granted to Directors who elected to defer settlement of the RSUs after the grants vested. RSUs awarded to employees of the Company have a service vesting period of approximately four years from the date awarded and vest 25% on or after each of the subsequent four anniversaries of such date. These RSUs are subject to accelerated vesting in certain limited circumstances, such as: retirement, death or disability of the holder, or in connection with a change of control of the Company.

Changes in outstanding RSUs for the year ended December 31, 2016 were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2013	358,346	$18.44
Granted	87,396	21.02
Forfeited	(16,690)	20.18
Vested	(122,185)	18.26
RSUs outstanding at December 31, 2014	306,867	19.15
Granted	112,048	24.19
Forfeited	(7,749)	20.99
Vested	(92,133)	19.74
RSUs outstanding at December 31, 2015	319,033	20.71
Granted	100,218	28.20
Forfeited	(21,872)	24.87
Vested	(72,995)	21.56
RSUs outstanding at December 31, 2016	324,384	22.55
Vested but unsettled RSUs at December 31, 2016	140,587	18.54
At December 31, 2016, the Company had yet to recognize $3.5 million in deferred compensation related to outstanding RSUs and expects to recognize these costs on a straight-line basis over the next 39 months. The grant date fair value of RSUs vested and the intrinsic value of vested RSUs for the years ended December 31, were as follows:

	2016	2015	2014
	(in millions)
Grant date fair value of RSUs vested	$1.6	$1.7	$2.2
Intrinsic value of RSUs vested	2.1	2.2	2.7
The intrinsic value of outstanding RSUs was $12.8 million, $8.7 million, and $7.2 million at December 31, 2016, 2015, and 2014.
PSUs
The Company has awarded PSUs to certain employees of the Company as follows:

Date of Grant	Target Number Awarded	Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2014(1)	125,340	$20.87	$2.6
March 2015(2)	110,000	24.20	2.7
March 2016(2)	97,236	27.72	2.7

(1)
The PSUs granted in 2014 have a performance period of three years and are subject to certain performance goals, based on the Company's statutory combined ratio, with payouts that range from 0% to 200% of the target awards. The value shown in the table represents the aggregate number of PSUs awarded at the target level.

(2)
The PSUs awarded in March 2015 and 2016 were awarded to certain employees of the Company and have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The values shown in the table represent the aggregate number of PSUs awarded at the target level.

At December 31, 2016, the Company had yet to recognize $4.7 million in deferred compensation related to PSU grants and expects to recognize these costs on a straight-line basis over the next 24 months. This is based on the expectation of the Company achieving an 89% of target rate for the 2014 PSUs, a 200% of target rate for the 2015 PSUs, and a 182% of target rate for the 2016 PSUs.

15. Statutory Matters
Statutory Financial Data
The combined capital stock, surplus, and net income of the Company's insurance subsidiaries (EICN, ECIC, EPIC, and EAC), prepared in accordance with the statutory accounting practices (SAP) of the National Association of Insurance Commissioners (NAIC) as well as SAP permitted by the states of California, Florida, and Nevada, were as follows:

	December 31,
	2016	2015
	(in millions)
Capital stock and unassigned surplus	$622.0	$498.8
Paid in capital	174.9	174.9
Surplus notes	32.0	32.0
Total statutory surplus	$828.9	$705.7
Net income for the Company's insurance subsidiaries prepared in accordance with SAP for the years ended December 31, 2016, 2015 and 2014 was $101.4 million, $87.8 million and $58.6 million, respectively.
Treatment of the LPT Agreement, deferred policy acquisition costs, fair value of financial instruments, and the surplus notes (see Notes 5, 10, and 11) are the primary differences in the SAP-basis capital stock and total surplus of the insurance subsidiaries of $828.9 million and $705.7 million, and the GAAP-basis equity of the Company of $840.6 million and $760.8 million as of December 31, 2016 and 2015, respectively. Under SAP accounting, the retroactive reinsurance gain resulting from the LPT Agreement is recorded as a special component of surplus (special surplus funds) in the initial year of the contract, and not reported as unassigned surplus until the Company has recovered amounts in excess of the original consideration paid. The special surplus funds are also reduced by the amount of extraordinary dividends as approved by the Nevada Division of Insurance. Under SAP, the surplus notes are recorded as a separate component of surplus. Under SAP, changes to the estimated contingent profit commission under the LPT Agreement are reflected in commission expense in the period that the estimate is revised.
Insurance Company Dividends and Regulatory Requirements and Restrictions
The ability of EHI to pay dividends on the Company's common stock and to pay other expenses will be dependent to a significant extent upon the ability of the Nevada domiciled insurance company, EICN, the California domiciled insurance company, ECIC, and the Florida domiciled insurance companies, EPIC and EAC, to pay dividends to their immediate holding company, Employers Group, Inc. (EGI) and, in turn, the ability of EGI to pay dividends to EHI. The amount of dividends each of the Company's subsidiaries may pay to their immediate parent is limited by the laws of its respective state of domicile.
On December 31, 2016, the legal structure of the Company's insurance subsidiaries changed such that all four of its insurance subsidiaries are now wholly owned by EGI (ECIC is no longer a wholly owned subsidiary of EICN and EAC is no longer a wholly owned subsidiary of EPIC). This change in legal structure allows each of the Company's insurance subsidiaries to pay dividends directly to EGI.
Nevada law limits the payment of cash dividends by EICN to its parent by providing that payments cannot be made except from available and accumulated surplus, otherwise unrestricted (unassigned), and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend prohibited by these restrictions may only be declared and distributed as an extraordinary dividend upon the prior approval of the Nevada Commissioner of Insurance (Nevada Commissioner). EICN may not pay such an extraordinary dividend or make an extraordinary distribution until the Nevada Commissioner either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the lesser of: (a) 10% of EICN's statutory surplus as regards to policyholders at the next preceding December 31; or (b) EICN's statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31. As of December 31, 2016, EICN had positive unassigned surplus of $152.1 million. During 2016, EICN paid an extraordinary dividend in the form of the common stock of ECIC, valued at $358.3 million, to EGI as part of the internal restructuring of the Company's insurance subsidiaries. As a result of the payment of its extraordinary dividend, any dividends paid by EICN through December 31, 2017 will require prior approval by the Nevada Department of Insurance.
Under Florida law, without regulatory approval, EPIC and EAC may pay dividends if they do not exceed the greater of: the lesser of 10% of surplus or net income, not including realized capital gains, plus a 2-year carry forward; 10% of surplus, with dividends payable limited to unassigned funds minus 25% of unrealized capital gains; or, the lesser of 10% of surplus or net investment income plus a 3-year carry forward with dividends payable limited to unassigned funds minus 25% of unrealized capital gains. During 2016, EPIC paid an extraordinary dividend in the form of the common stock of EAC, valued at $179.8 million, to EGI as part of the internal restructuring of the Company's insurance subsidiaries. As a result of the payment of its extraordinary dividend, any dividends paid by EPIC through in 2017 will require approval by the Florida Office of Insurance Regulation (FOIR). Additionally, EAC paid an extraordinary dividend in the amount of $32.2 million to EPIC. As a result of the payment of its extraordinary dividend, EAC can pay $18.0 million of dividends without prior regulatory approval beginning July 6, 2017.
ECIC is subject to regulation by the California Department of Insurance (California DOI). The ability of ECIC to pay dividends was further limited by restrictions imposed by the California DOI in its approval of the Company's October 1, 2008 reinsurance pooling agreement. Under that approval: (a) ECIC must initiate discussions of its business plan with the California DOI if its net written premium to policyholder surplus ratio exceeds 1.5 to 1; (b) ECIC will not exceed a ratio of net written premium to policyholder surplus of 2 to 1 without approval of the California DOI; (c) if at any time ECIC's policyholder surplus decreases to 80% or less than the September 30, 2008 balance, ECIC shall cease issuing new policies in California, but may continue to renew existing policies until it has (i) received a capital infusion to bring its surplus position to the same level as that as of September 30, 2008 and (ii) submitted a new business plan to the California DOI; (d) ECIC will maintain a risk based capital (RBC) level of at least 350% of the authorized control level; (e) should ECIC fail to comply with any commitments listed herein, ECIC will consent to any request by the California DOI to cease issuing new policies in California, but may continue to renew existing policies until such time that as ECIC is able to achieve full compliance with each commitment; and (f) the obligations listed shall only terminate with the written consent of the California DOI. During the years ended December 31, 2016, 2015, and 2014, ECIC was in compliance with these requirements.
Additionally, the California Insurance Holding Company System Regulatory Act limits the ability of ECIC to pay dividends to its parent. California law provides that, absent prior approval of the California Insurance Commissioner, dividends may only be declared from earned surplus. For purpose of this statute, earned surplus excludes amounts (1) derived from net appreciation in the value of assets not yet realized, or (2) derived from an exchange of assets, unless the assets received are currently realizable in cash. In addition, California law provides that the appropriate insurance regulatory authorities in the state of California must approve (or, within a 30 day notice period, not disapprove) any dividend that, together with all other such dividends paid during the preceding 12 months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards to policyholders at the preceding December 31; or (b) 100% of net income for the preceding year. During 2016, ECIC paid an ordinary dividend in the amount of $33.5 million to EICN. ECIC can pay $4.6 million of dividends through June 21, 2017 and $38.1 million thereafter without prior regulatory approval, provided that no dividends are paid prior to June 21, 2017.
EPIC and EAC are subject to regulation by the Florida Department of Financial Services (FDFS). Florida statute Section 624.408 requires EPIC and EAC to maintain minimum capital and surplus of the greater of $4.0 million or 10% of total liabilities. Florida statute Section 624.4095 requires EPIC and EAC to maintain a ratio of written premiums, defined as 1.25 times written premiums, to surplus of no greater than 10-to-1 for gross written premiums and 4-to-1 for net written premiums. During the years ended December 31, 2016, 2015, and 2014, EPIC and EAC were in compliance with these statutes.
Additionally, EICN, ECIC, EPIC, and EAC are required to comply with NAIC RBC requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. As of December 31, 2016, 2015, and 2014, EICN, ECIC, EPIC, and EAC each had total adjusted capital above all regulatory action levels.
16. Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income:

	Years Ended December 31,
	2016	2015
	(in millions)
Net unrealized gain on investments, before taxes	$114.6	$128.6
Deferred tax expense on net unrealized gains	(40.1)	(45.0)
Total accumulated other comprehensive income	$74.5	$83.6
17. Employee Benefit and Retirement Plans
The Company maintains a 401(k) defined contribution plan covering all eligible Company employees (the Employers 401(k) Plan). Under the Employers 401(k) Plan, the Company's safe harbor matching consists of 100% matching contribution on salary deferrals up to 3% of compensation and then 50% matching contribution on salary deferrals from 3% to 5% of compensation. The Company's matching contribution to the Employers 401(k) Plan was $1.9 million, $1.8 million, and $1.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

18. Earnings Per Common Share
Basic earnings per share, which includes no dilution from outstanding stock-based awards, is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilutive impact of all outstanding stock-based awards on earnings per share. Diluted earnings per share includes common shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if outstanding RSUs and PSUs vested, and stock options were to be exercised.
The following table presents the net income and the weighted average shares outstanding used in the earnings per share common share calculations.

	Years Ended December 31,
	2016	2015	2014
	(in millions, except share data)
Net income	$106.7	$94.4	$100.7
Weighted average number of shares outstanding–basic	32,434,580	32,070,911	31,529,621
Effect of dilutive securities:
Stock options	246,562	286,764	223,811
PSUs	222,594	155,768	264,511
RSUs	73,099	48,010	51,126
Dilutive potential shares	542,255	490,542	539,448
Weighted average number of shares outstanding–diluted	32,976,835	32,561,453	32,069,069
Diluted earnings per share excludes those outstanding stock options and any other common stock equivalents in periods where the inclusion of such stock options and common stock equivalents would be anti-dilutive. The following table presents the number of stock options, PSUs and RSUs that were excluded from the Company's calculation of diluted earnings per share.

	Years Ended December 31,
	2016	2015	2014
Stock options excluded as the exercise price was greater than the average market price	—	20,200	173,247
Stock options, PSUs and RSUs excluded under the treasury method, as the potential proceeds on settlement or exercise was greater than the value of shares acquired	89,221	257,405	260,171
19. Selected Quarterly Financial Data (Unaudited)
Quarterly results for the years ended December 31, 2016 and 2015 were as follows:

	2016 Quarters Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
Net premiums earned	$172.6	$176.9	$173.3	$172.0
Net realized gains on investments	1.5	6.0	1.6	2.1
Losses and loss adjustment expenses	107.3	111.7	109.0	89.9
Commission expense	20.3	21.9	21.3	20.0
Underwriting and other operating expenses	36.3	33.6	31.7	34.5
Income tax expense	5.9	7.4	7.8	12.9
Net income	21.8	26.8	22.6	35.5
Earnings per common share:
Basic	0.67	0.82	0.70	1.10
Diluted	0.66	0.81	0.69	1.08

	2015 Quarters Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
Net premiums earned	$159.0	$170.6	$179.0	$181.8
Net realized gains (losses) on investments	1.2	1.9	2.0	(15.8)
Losses and loss adjustment expenses	106.2	101.5	115.8	105.9
Commission expense	18.7	22.9	21.0	22.8
Underwriting and other operating expenses	33.5	32.5	31.6	37.6
Income tax expense (benefit)	4.1	4.1	5.9	(9.1)
Net income	14.0	29.2	24.5	26.7
Earnings per common share:
Basic	0.44	0.91	0.76	0.83
Diluted	0.43	0.90	0.75	0.82
Significant Quarterly Adjustments
The second quarter of 2016 was impacted by an increase in net realized gains on investments, which resulted from sales of equity securities, which were undertaken in order to meet certain cash needs at the holding company.
The fourth quarter of 2016 was impacted by favorable prior accident year loss development of $16.9 million.
The fourth quarter of 2015 was impacted by: (1) favorable prior accident year loss development of $8.5 million; (2) a $36.9 million reallocation of loss reserves from non-taxable periods prior to January 1, 2000 to taxable years, which reduced the Company's income tax provision by $11.5 million; and (3) other-than-temporary impairments of certain equity securities, which resulted in a $17.0 million net realized loss on investments, primarily due to a sustained downturn in the energy sector.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2016.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by Item 10 with respect to our executive officers and key employees is included under the caption “Executive Officers of the Registrant” in our Proxy Statement for the 2017 Annual Meeting and is incorporated herein by reference.
The information required by Item 10 with respect to our Directors is included under the caption “Election of Directors” in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to our audit committee and our audit committee financial expert is included under the caption “The Board of Directors and its Committees - Audit Committee” in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by Item 11 is included under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by Item 12 is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis” in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Equity and Incentive Plan
The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2016. We do not have any plans not approved by our stockholders. Our equity compensation plans are discussed further in Note 14 in the Notes to our Consolidated Financial Statements, which are included herein.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercised price of outstanding options, warrants, and rights(4)	(c) Number of securities remaining available for further issuance under compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1):
Stock options	564,096	$21.04	3,809,785
RSUs(2)	324,384		3,485,401
PSUs(3)	332,576		3,152,825
Equity compensation plans not approved by stockholders	—	—	—
Total	1,221,056	$21.04	3,152,825

(1)
The Plan is administered by the Compensation Committee of the Board of Directors, which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants, and independent contractors. The maximum number of common shares reserved for grants of awards under the Plan was 7,105,838 shares, prior to reductions for grants made.

The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, shares of restricted stock, RSUs, PSUs, and other stock-based awards. As of December 31, 2016, the only incentive awards outstanding under the Plan were nonqualified stock options, RSUs, and PSUs.

(2)
RSUs are phantom (as opposed to actual) shares of common stock which, depending on the individual award, vest in equal tranches over one- to four-year periods, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date.

(3)
PSUs are phantom (as opposed to actual) shares of common stock, which are subject to a performance period of two to three years followed by an additional one-year vesting period, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date. PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The values shown in the table above represent the aggregate number of PSUs based on the expectation of the Company achieving an 89% of target rate for the 2014 PSUs, a 200% of target rate for the 2015 PSUs, and a 182% of target rate for the 2016 PSUs at the target level.

(4)
Holders of RSUs and PSUs are not entitled to voting rights or to receive regular cash dividends. RSUs and PSUs do not require the payment of an exercise price, accordingly, there is no weighted average exercise price for these awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is included under the caption “Audit Matters” in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following consolidated financial statements are filed in Item 8 of Part II of this report:

Page
Report of Independent Registered Public Accounting Firm	50
Consolidated Balance Sheets as of December 31, 2016 and 2015	51
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2016	52
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2016	53
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2016	54
Notes to Consolidated Financial Statements	55

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	85
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	88

Pursuant to Rule 7-05 of Regulation S-X, Schedules I, III, IV, and V have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

Schedule II. Condensed Financial Information of Registrant

Employers Holdings, Inc.

Condensed Balance Sheets

	December 31,
(in millions, except share data)	2016	2015
Assets
Investments:
Investment in subsidiaries	$757.5	$647.1
Investment in fixed maturity securities at fair value (amortized cost $14.7 in 2016 and $40.2 in 2015)	16.0	42.2
Equity securities at fair value (amortized cost $46.0 in 2015)	—	51.6
Total investments	773.5	740.9

Cash and cash equivalents	41.4	1.4
Accrued investment income	0.3	—
Intercompany receivable	—	0.2
Federal income taxes receivable	9.6	1.7
Deferred income taxes, net	20.0	20.6
Other assets	0.7	1.5
Total assets	$845.5	$766.3

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$4.8	$5.2
Intercompany payable	0.1	—
Other liabilities	—	0.3
Total liabilities	4.9	5.5

Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized 56,226,277 and 55,589,454 shares issued and 32,128,922 and 32,216,480 shares outstanding at December 31, 2016 and 2015, respectively	0.6	0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	372.0	357.2
Retained earnings	777.2	682.0
Accumulated other comprehensive income, net of tax	74.5	83.6
Treasury stock, at cost (24,097,355 shares at December 31, 2016 and 23,372,974 shares at December 31, 2015)	(383.7)	(362.6)
Total stockholders' equity	840.6	760.8
Total liabilities and stockholders' equity	$845.5	$766.3

Employers Holdings, Inc.

Condensed Statements of Income

	Years Ended December 31,
	2016	2015	2014
	(in millions, except per share data)
Revenues
Net investment income	$1.9	$4.0	$5.2
Net realized gains on investments	8.0	2.4	5.8
Total revenues	9.9	6.4	11.0

Expenses
Other operating expenses	13.8	13.8	13.5
Interest expense	—	1.1	1.4
Total expenses	13.8	14.9	14.9

Loss before income taxes and equity in earnings of subsidiary	(3.9)	(8.5)	(3.9)
Income tax benefit	(3.5)	(3.3)	(2.6)
Net loss before equity in earnings of subsidiary	(0.4)	(5.2)	(1.3)
Equity in net income of subsidiary	107.1	99.6	102.0
Net income	$106.7	$94.4	$100.7

Earnings per common share (Note 18):
Basic	$3.29	$2.94	$3.19
Diluted	$3.24	$2.90	$3.14

Cash dividends declared per common share	$0.36	$0.24	$0.24

Employers Holdings, Inc.

Condensed Statement of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Operating activities
Net income	$106.7	$94.4	$100.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiary	(107.1)	(99.6)	(102.0)
Realized gains on investments	(8.0)	(2.4)	(5.8)
Stock-based compensation	5.8	4.6	6.0
Excess tax benefits from stock-based compensation	—	(1.2)	(1.2)
Amortization of premium on investments, net	0.4	0.9	1.0
Deferred income tax expense (benefit)	2.9	(4.6)	(2.3)
Change in operating assets and liabilities:
Accounts payable, accrued expenses, and other liabilities	(0.7)	1.7	1.2
Federal income taxes	(7.9)	4.9	0.8
Other assets	0.8	0.4	0.9
Intercompany payable/receivable	0.3	0.1	(1.4)
Other	(0.4)	1.2	0.9
Net cash (used in) provided by operating activities	(7.2)	0.4	(1.2)

Investing activities
Purchase of fixed maturity securities	(31.0)	(21.6)	(12.0)
Purchase of equity securities	(3.6)	(19.0)	(20.7)
Proceeds from sale of fixed maturity securities	—	18.3	4.1
Proceeds from maturities and redemptions of investments	24.9	45.5	32.6
Proceeds from sale of equity securities	88.5	24.0	20.6
Capital contributions to subsidiary	(8.0)	—	—
Change in restricted cash equivalents	—	4.6	(4.1)
Net cash provided by investing activities	70.8	51.8	20.5

Financing activities
Acquisition of common stock	(21.1)	—	—
Cash transactions related to stock-based compensation	9.0	4.8	1.6
Dividends paid to stockholders	(11.5)	(7.7)	(7.6)
Payments on notes payable	—	(60.0)	(10.0)
Excess tax benefits from stock-based compensation	—	1.2	1.2
Net cash used in financing activities	(23.6)	(61.7)	(14.8)

Net increase (decrease) in cash and cash equivalents	40.0	(9.5)	4.5
Cash and cash equivalents at the beginning of the period	1.4	10.9	6.4
Cash and cash equivalents at the end of the period	$41.4	$1.4	$10.9

Schedule VI. Supplemental Information Concerning Property - Casualty Insurance Operations

Employers Holdings, Inc. and Subsidiaries
Consolidated Supplemental Information Concerning Property and Casualty Insurance Operations

Year Ended	Deferred Policy Acquisition Costs	Reserves For Unpaid Losses And LAE	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Related to Current Years	Losses and LAE Related to Prior Years (including LPT Amortization and Adj)	Amortization of Deferred Policy Acquisition Costs	Paid Losses And LAE (including LPT Amortization and Adj)	Net Premiums Written
(in millions)
2016	$44.3	$2,301.0	$310.3	$694.8	$73.2	$452.9	$(35.0)	$104.5	$416.2	$694.6
2015	44.3	2,347.5	308.9	690.4	72.2	456.9	(27.6)	103.9	410.2	689.3
2014	44.6	2,369.7	310.8	684.5	72.4	503.8	(50.4)	102.7	340.6	687.6
Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Employers Holdings, Inc.		10-K	001-33245	3.1	March 30, 2007
3.2	Amended and Restated Bylaws of Employers Holdings, Inc.		10-Q	001-33245	3.1	November 5, 2009
4.1	Form of Common Stock Certificate		S-1/A	333-139092	4.1	January 18, 2007
10.1	Quota Share Reinsurance Agreement, dated as of June 30, 1999, between State Industrial Insurance System of Nevada, D.B.A.: Employers Insurance Company of Nevada and the various Reinsurers as identified by the Interests and Liabilities Agreements attached thereto(1)		S-1/A	333-139092	10.1	January 18, 2007
10.2	Producer Agreement, dated as of May 1, 2005, between Employers Compensation Insurance Company and Automatic Data Processing Insurance Agency, Inc.(1)		S-1/A	333-139092	10.2	January 18, 2007
10.3	Joint Marketing and Network Access Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	333-139092	10.3	January 18, 2007
10.4	Joint Marketing and Network Access Agreement, dated as of July 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	333-139092	10.4	January 18, 2007
*10.5	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors		10-Q	001-33245	10.1	August 7, 2009
*10.6	Employment Agreement by and between Employers Holdings, Inc. and Ann W. Nelson, dated December 5, 2011 and the renewal term effective as of January 1, 2016		8-K	001-33245	10.1	December 8, 2011
*10.7	Employment Agreement by and between Employers Holdings, Inc. and John P. Nelson, dated December 5, 2011, and the renewal term effective as of January 1, 2016		8-K	001-33245	10.2	December 8, 2011
*10.8	Employment Agreement by and between Employers Holdings, Inc. and Lenard T. Ormsby, dated December 5, 2011 and the renewal term effective as of January 1, 2016		8-K	001-33245	10.3	December 8, 2011

*10.9	Employment Agreement by and between Employers Holdings, Inc. and Douglas D. Dirks, dated May 11, 2012 and the renewal term effective January 1, 2017		8-K	001-33245	10.1	May 11, 2012
*10.10	Employment Agreement dated August 20, 2013 and the renewal term effective January 1, 2016, by and between Employers Holdings, Inc. and Stephen V. Festa		8-K	001-33245	10.1	August 20, 2013
*10.11	Employment Agreement by and between Employers Holdings, Inc. and Michael S. Paquette, dated December 16, 2016 and effective January 1, 2017		8-K	001-33245	10.1	December 16, 2016
*10.12	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement		10-Q	001-33245	10.1	April 30, 2015
*10.13	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement		10-Q	001-33245	10.2	April 30, 2015
*10.14	Employers Holdings, Inc. Equity and Incentive Plan Form of Stock Option Agreement		10-Q	001-33245	10.3	April 30, 2015
*10.15	Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan		8-K	001-3324	10.1	May 22, 2015
21.1	Subsidiaries of Employers Holdings, Inc.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
————
*Represents management contracts and compensatory plans or arrangements.

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

Date:	February 24, 2017	EMPLOYERS HOLDINGS, INC.

		By:	/s/ Michael S. Paquette
Name: Michael S. Paquette
Title: Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Rumbolz	Chairman of the Board	February 24, 2017
Michael D. Rumbolz

/s/ Douglas D. Dirks	President and Chief Executive Officer, Director (Principal Executive Officer)	February 24, 2017
Douglas D. Dirks

/s/ Michael S. Paquette	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2017
Michael S. Paquette

/s/ Richard W. Blakey	Director	February 24, 2017
Richard W. Blakey

/s/ Prasanna G. Dhoré	Director	February 24, 2017
Prasanna G. Dhoré

/s/ Valerie R. Glenn	Director	February 24, 2017
Valerie R. Glenn

/s/ Robert J. Kolesar	Director	February 24, 2017
Robert J. Kolesar

/s/ James R. Kroner	Director	February 24, 2017
James R. Kroner

/s/ Michael J. McSally	Director	February 24, 2017
Michael J. McSally

/s/ Ronald F. Mosher	Director	February 24, 2017
Ronald F. Mosher

/s/ Katherine W. Ong	Director	February 24, 2017
Katherine W. Ong