Form 10-Q
period 2017-03-31
Employers Holdings, Inc.
filed 2017-04-27
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	April 20, 2017
Common Stock, $0.01 par value per share	32,278,012 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	March 31, 2017	December 31, 2016
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $2,350.6 at March 31, 2017 and $2,305.9 at December 31, 2016)	$2,395.3	$2,344.4
Equity securities at fair value (cost $117.6 at March 31, 2017 and $116.1 at December 31, 2016)	199.8	192.2
Short-term investments at fair value (amortized cost $15.4 at March 31, 2017 and $16.0 at December 31, 2016)	15.4	16.0
Total investments	2,610.5	2,552.6
Cash and cash equivalents	58.6	67.2
Restricted cash and cash equivalents	4.1	3.6
Accrued investment income	20.1	20.6
Premiums receivable (less bad debt allowance of $9.4 at March 31, 2017 and $9.8 at December 31, 2016)	323.8	304.7
Reinsurance recoverable for:
Paid losses	8.1	8.7
Unpaid losses	572.9	580.0
Deferred policy acquisition costs	48.1	44.3
Deferred income taxes, net	52.1	59.4
Property and equipment, net	23.9	22.2
Intangible assets, net	8.1	8.2
Goodwill	36.2	36.2
Contingent commission receivable—LPT Agreement	31.1	31.1
Other assets	36.0	34.6
Total assets	$3,833.6	$3,773.4

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,298.2	$2,301.0
Unearned premiums	330.8	310.3
Total claims and policy liabilities	2,629.0	2,611.3
Commissions and premium taxes payable	49.3	48.8
Accounts payable and accrued expenses	21.0	24.2
Unsettled purchases of investments	18.0	—
Deferred reinsurance gain—LPT Agreement	171.9	174.9
Notes payable	32.0	32.0
Other liabilities	44.9	41.6
Total liabilities	$2,966.1	$2,932.8
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,373,568 and 56,226,277 shares issued and 32,276,213 and 32,128,922 shares outstanding at March 31, 2017 and December 31, 2016, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	372.7	372.0
Retained earnings	795.4	777.2
Accumulated other comprehensive income, net of tax	82.5	74.5
Treasury stock, at cost (24,097,355 shares at March 31, 2017 and December 31, 2016)	(383.7)	(383.7)
Total stockholders’ equity	867.5	840.6
Total liabilities and stockholders’ equity	$3,833.6	$3,773.4
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions, except per share data)
	Three Months Ended
	March 31,
	2017	2016
Revenues	(unaudited)
Net premiums earned	$175.3	$172.6
Net investment income	18.8	17.8
Net realized gains on investments	2.2	1.5
Other income	—	0.1
Total revenues	196.3	192.0
Expenses
Losses and loss adjustment expenses	109.0	107.3
Commission expense	21.5	20.3
Underwriting and other operating expenses	35.9	36.3
Interest expense	0.4	0.4
Total expenses	166.8	164.3
Net income before income taxes	29.5	27.7
Income tax expense	6.3	5.9
Net income	$23.2	$21.8
Comprehensive income
Unrealized gains during the period (net of tax expense of $5.1 and $11.2 for the three months ended March 31, 2017 and 2016, respectively)	$9.4	$20.8
Reclassification adjustment for realized gains in net income (net of taxes of $0.8 and $0.5 for the three months ended March 31, 2017 and 2016, respectively)	(1.4)	(1.0)
Other comprehensive income, net of tax	8.0	19.8
Total comprehensive income	$31.2	$41.6

Net realized gains on investments
Net realized gains on investments before credit related impairments	$2.4	$6.8
Other than temporary impairment recognized in earnings	(0.2)	(5.3)
Net realized gains on investments	$2.2	$1.5

Earnings per common share (Note 10):
Basic	$0.72	$0.67
Diluted	$0.70	$0.66
Cash dividends declared per common share and eligible RSUs and PSUs	$0.15	$0.09
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock at Cost	Total Stockholders' Equity
	Shares	Amount
	(in millions, except share data)
Balance, January 1, 2017	56,226,277	$0.6	$372.0	$777.2	$74.5	$(383.7)	$840.6
Stock-based compensation	—	—	2.0	—	—	—	2.0
Stock options exercised	37,005	—	0.6	—	—	—	0.6
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding	110,286	—	(1.9)	—	—	—	(1.9)
Dividends declared	—	—	—	(5.0)	—	—	(5.0)
Net income for the period		—	—	23.2	—	—	23.2
Change in net unrealized gains on investments, net of taxes of $(4.3)		—	—	—	8.0	—	8.0
Balance, March 31, 2017	56,373,568	$0.6	$372.7	$795.4	$82.5	$(383.7)	$867.5

Balance, January 1, 2016	55,589,454	$0.6	$357.2	$682.0	$83.6	$(362.6)	$760.8
Stock-based compensation	—	—	1.8	—	—	—	1.8
Stock options exercised	262,239	—	4.0	—	—	—	4.0
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding	42,595	—	(0.6)	—	—	—	(0.6)
Acquisition of common stock	—	—	—	—	—	(1.0)	(1.0)
Dividends declared	—	—	—	(2.9)	—	—	(2.9)
Net income for the period		—	—	21.8	—	—	21.8
Change in net unrealized gains on investments, net of taxes $(10.7)		—	—	—	19.8	—	19.8
Balance, March 31, 2016	55,894,288	$0.6	$362.4	$700.9	$103.4	$(363.6)	$803.7

See accompanying notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Three Months Ended
	March 31,
	2017	2016
Operating activities	(unaudited)
Net income	$23.2	$21.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2.1	2.2
Stock-based compensation	1.9	1.8
Amortization of premium on investments, net	3.6	3.7
Allowance for doubtful accounts	(0.4)	(2.6)
Deferred income tax expense	3.0	1.7
Net realized gains on investments	(2.2)	(1.5)
Other	(0.3)	0.1
Change in operating assets and liabilities:
Premiums receivable	(18.7)	(11.4)
Reinsurance recoverable on paid and unpaid losses	7.7	6.6
Federal income taxes	3.2	4.1
Unpaid losses and loss adjustment expenses	(2.8)	(5.6)
Unearned premiums	20.5	14.8
Payables and other liabilities	(3.1)	(4.0)
Deferred reinsurance gain—LPT Agreement	(3.0)	(3.1)
Other	(4.0)	(7.0)
Net cash provided by operating activities	30.7	21.6
Investing activities
Purchase of fixed maturity securities	(138.3)	(102.5)
Purchase of equity securities	(5.6)	(32.6)
Purchase of short-term investments	(7.9)	—
Proceeds from sale of fixed maturity securities	27.3	42.4
Proceeds from sale of equity securities	5.8	26.3
Proceeds from maturities and redemptions of fixed maturity securities	63.3	61.5
Proceeds from maturities of short-term investments	8.5	—
Net change in unsettled investment purchases and sales	18.0	—
Capital expenditures and other	(3.5)	(0.2)
Change in restricted cash and cash equivalents	(0.5)	(1.7)
Net cash used in investing activities	(32.9)	(6.8)
Financing activities
Acquisition of common stock	—	(1.0)
Cash transactions related to stock-based compensation	(1.3)	3.4
Stockholder dividends paid	(5.0)	(2.9)
Payments on notes payable and capital leases	(0.1)	(0.1)
Net cash used in financing activities	(6.4)	(0.6)
Net (decrease) increase in cash and cash equivalents	(8.6)	14.2
Cash and cash equivalents at the beginning of the period	67.2	56.6
Cash and cash equivalents at the end of the period	$58.6	$70.8
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
In 1999, the Nevada State Industrial Insurance System (the Fund) entered into a retroactive 100% quota share reinsurance agreement (the LPT Agreement) through a loss portfolio transfer transaction with third party reinsurers. The LPT Agreement commenced on June 30, 1999 and will remain in effect until all claims under the covered policies have closed, the LPT Agreement is commuted or terminated, upon the mutual agreement of the parties, or the reinsurers' aggregate maximum limit of liability is exhausted, whichever occurs first. The LPT Agreement does not provide for any additional termination terms. On January 1, 2000, EICN assumed all of the assets, liabilities and operations of the Fund, including the Fund's rights and obligations associated with the LPT Agreement. See Note 7.
The Company accounts for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain (the Deferred Gain) was recorded as a liability on the Company’s Consolidated Balance Sheets. The Company is entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement and is recorded as an asset in the accompanying Consolidated Balance Sheets.
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s Form 10-K for the year ended December 31, 2016 (Annual Report).
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
Reclassifications
Certain prior period information has been reclassified to conform to the current period presentation. See Note 2.
2. New Accounting Standards
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2016-09, Compensation - Stock Compensation (Topic 718) that impacted the net tax benefits on the Company's stock-based compensation. The Company elected to early adopt this standard in the third quarter of 2016 with an effective date of January 1, 2016. Adoption of this standard resulted in a $0.8 million reduction to Income tax expense and a corresponding increase to Net income for the three months ended March 31, 2016 and increased basic and diluted earnings per share by $0.02 for the same period. This standard also requires that assumed proceeds under the treasury stock method be modified to exclude the excess tax benefits that would have been recognized in Additional paid-in capital. Additionally, this standard requires that excess tax benefits from stock-based compensation be reported as cash flows from operating activities, as opposed to financing activities. This update resulted in a change in presentation in the Consolidated Statements of Cash Flows.
Recently Issued Accounting Standards
In January 2017, the FASB issued ASU Number 2017-04, Intangibles-Goodwill and Other (Topic 350). This update simplifies the measurement of goodwill by eliminating the performance of Step 2 in the goodwill impairment testing. This update allows the testing to be performed by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge when the carrying amount exceeds fair value. Additionally, this update eliminated the requirements of any reporting unit with a zero or negative carrying value to perform Step 2, but requires disclosure of the amount of goodwill allocated to a reporting unit with zero or negative carrying amount of net assets. This update becomes effective for fiscal years beginning after December 15, 2019. The Company does not expect this update to have a material impact to its consolidated financial condition and results of operations.
In March 2017, the FASB issued ASU Number 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20). This update shortens the amortization period on callable debt securities held at a premium to the earliest call date, which now closely aligns the amortization period of premiums and discounts to expectations incorporated in the market pricing on callable debt securities. This update becomes effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company has not yet estimated the full impact that the adoption will have on its consolidated financial condition and results of operations.
3. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Investments	$2,610.5	$2,610.5	$2,552.6	$2,552.6
Cash and cash equivalents	58.6	58.6	67.2	67.2
Restricted cash and cash equivalents	4.1	4.1	3.6	3.6
Financial liabilities
Notes payable	$32.0	$34.5	$32.0	$33.0
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
The Company uses third party pricing services to assist with its investment accounting function. The ultimate pricing source varies depending on the investment security and pricing service used, but investment securities valued on the basis of observable inputs (Levels 1 and 2) are generally assigned values on the basis of actual transactions. Securities valued on the basis of pricing models with significant unobservable inputs or nonbinding broker quotes are classified as Level 3. The Company performs quarterly analyses on the prices it receives from third parties to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source, as it is ultimately management’s responsibility to ensure that the fair values reflected in the Company’s consolidated financial statements are appropriate. If differences are noted in these analyses, the Company may obtain additional information from other pricing services to validate the quoted price.
The Company bases all of its estimates of fair value for assets on the bid prices, when available, as they represent what a third-party market participant would be willing to pay in an arm's length transaction.
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no adjustments to prices obtained from third party pricing services as of March 31, 2017 and December 31, 2016 that were material to the consolidated financial statements.
These methods of valuation will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
The Company's estimates of fair value for its financial liabilities are based on a combination of the variable interest rates for notes with similar durations to discount the projection of future payments on notes payable. The fair value measurements for notes payable have been determined to be Level 2 at each of the periods presented.
Each of the Company's insurance operating subsidiaries is a member of the Federal Home Loan Bank (FHLB) of San Francisco. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds advanced. Investment in FHLB stock is recorded at cost, as purchases and sales of these securities are at par value with the issuer. The FHLB stock is considered a restricted security and is periodically evaluated for impairment based on the ultimate recovery of par value. Due to the nature of FHLB stock, its carrying value approximates fair value and was determined by the Company to be Level 3 at each of the periods presented.
Certain of the Company's privately placed asset-backed securities are designated as Level 3 primarily due to restrictions on resale. Third party pricing based on actual transactions are typically not available for these securities due to the limited nature of observable pricing inputs.
The following table presents the items in the Company's Consolidated Balance Sheets that are stated at fair value and the corresponding fair value measurements.

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities
U.S. Treasuries	$—	$133.7	$—	$—	$127.4	$—
U.S. Agencies	—	15.0	—	—	12.8	—
States and municipalities	—	817.5	—	—	851.6	—
Corporate securities	—	985.7	—	—	956.7	—
Residential mortgage-backed securities	—	302.9	—	—	258.0	—
Commercial mortgage-backed securities	—	94.9	—	—	95.5	—
Asset-backed securities	—	40.2	5.4	—	35.4	7.0
Total fixed maturity securities	$—	$2,389.9	$5.4	$—	$2,337.4	$7.0
Equity securities
Industrial and miscellaneous	$174.2	$—	$—	$167.2	$—	$—
Non-redeemable preferred (FHLB stock)	—	—	4.9	—	—	4.9
Other	20.7	—	—	20.1	—	—
Total equity securities	$194.9	$—	$4.9	$187.3	$—	$4.9
Short-term investments	$—	$15.4	$—	$—	$16.0	$—
Certain cash equivalents, principally money market securities, are measured at fair value using the net asset value (NAV) per share. The following table presents cash equivalents at NAV and total cash and cash equivalents carried at fair value on the Company's Consolidated Balance Sheets.

	March 31, 2017	December 31, 2016
	(in millions)
Cash and cash equivalents at fair value	$23.6	$9.7
Cash equivalents measured at NAV, which approximates fair value	35.0	57.5
Total cash and cash equivalents	$58.6	$67.2

The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs for the three months ended March 31, 2017 and 2016.

	Level 3 Securities
	2017	2016
	(in millions)
Beginning balance, January 1	$11.9	$—
Transfers in (out) of Level 3 (1)	(1.4)	—
Purchases and sales, net	(0.2)	5.3
Ending balance, March 31	$10.3	$5.3

(1)	Transferred from Level 3 to Level 2 because observable market data became available for the securities.
4. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At March 31, 2017
Fixed maturity securities
U.S. Treasuries	$130.5	$3.4	$(0.2)	$133.7
U.S. Agencies	14.2	0.8	—	15.0
States and municipalities	794.2	28.3	(5.0)	817.5
Corporate securities	969.1	19.8	(3.2)	985.7
Residential mortgage-backed securities	301.5	4.2	(2.8)	302.9
Commercial mortgage-backed securities	95.4	0.4	(0.9)	94.9
Asset-backed securities	45.7	0.1	(0.2)	45.6
Total fixed maturity securities	2,350.6	57.0	(12.3)	2,395.3
Equity securities
Industrial and miscellaneous	102.0	73.0	(0.8)	174.2
Non-redeemable preferred (FHLB stock)	4.9	—	—	4.9
Other	10.7	10.0	—	20.7
Total equity securities	117.6	83.0	(0.8)	199.8
Short-term investments	15.4	—	—	15.4
Total investments	$2,483.6	$140.0	$(13.1)	$2,610.5

At December 31, 2016
Fixed maturity securities
U.S. Treasuries	$124.1	$3.5	$(0.2)	$127.4
U.S. Agencies	11.9	0.9	—	12.8
States and municipalities	833.0	24.7	(6.1)	851.6
Corporate securities	942.3	18.9	(4.5)	956.7
Residential mortgage-backed securities	255.9	4.7	(2.6)	258.0
Commercial mortgage-backed securities	96.1	0.4	(1.0)	95.5
Asset-backed securities	42.6	—	(0.2)	42.4
Total fixed maturity securities	2,305.9	53.1	(14.6)	2,344.4
Equity securities
Industrial and miscellaneous	100.5	67.4	(0.7)	167.2
Non-redeemable preferred (FHLB stock)	4.9	—	—	4.9
Other	10.7	9.4	—	20.1
Total equity securities	116.1	76.8	(0.7)	192.2
Short-term investments	16.0	—	—	16.0
Total investments	$2,438.0	$129.9	$(15.3)	$2,552.6

The amortized cost and estimated fair value of the Company's fixed maturity securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$180.5	$181.8
Due after one year through five years	874.7	899.4
Due after five years through ten years	600.4	615.5
Due after ten years	252.4	255.2
Mortgage and asset-backed securities	442.6	443.4
Total	$2,350.6	$2,395.3
The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of March 31, 2017 and December 31, 2016.

	March 31, 2017			December 31, 2016
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in millions, except number of issues data)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$32.8	$(0.2)	16	$33.3	$(0.2)	14
States and municipalities	120.7	(5.0)	32	200.9	(6.1)	50
Corporate securities	228.9	(2.8)	215	289.5	(4.1)	101
Residential mortgage-backed securities	165.2	(2.8)	59	137.5	(2.6)	51
Commercial mortgage-backed securities	50.5	(0.9)	21	48.0	(1.0)	21
Asset-backed securities	23.8	(0.2)	22	30.1	(0.2)	20
Total fixed maturity securities	621.9	(11.9)	365	739.3	(14.2)	257
Equity securities	13.1	(0.7)	29	13.6	(0.6)	28
Total less than 12 months	$635.0	$(12.6)	394	$752.9	$(14.8)	285

12 months or greater:
Fixed maturity securities
Corporate securities	$16.4	$(0.4)	6	$15.2	$(0.4)	5
Total fixed maturity securities	16.4	(0.4)	6	15.2	(0.4)	5
Equity securities	1.5	(0.1)	3	1.7	(0.1)	5
Total 12 months or greater	$17.9	$(0.5)	9	$16.9	$(0.5)	10

Total available-for-sale:
Fixed maturity securities
U.S. Treasuries	$32.8	$(0.2)	16	$33.3	$(0.2)	14
States and municipalities	120.7	(5.0)	32	200.9	(6.1)	50
Corporate securities	245.3	(3.2)	221	304.7	(4.5)	106
Residential mortgage-backed securities	165.2	(2.8)	59	137.5	(2.6)	51
Commercial mortgage-backed securities	50.5	(0.9)	21	48.0	(1.0)	21
Asset-backed securities	23.8	(0.2)	22	30.1	(0.2)	20
Total fixed maturity securities	638.3	(12.3)	371	754.5	(14.6)	262
Equity securities	14.6	(0.8)	32	15.3	(0.7)	33
Total available-for-sale	$652.9	$(13.1)	403	$769.8	$(15.3)	295

The Company determined that unrealized losses on fixed maturities for the three months ended March 31, 2017 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the lack of severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above amortized cost, or principal value upon maturity.
The Company recognized impairments of $0.2 million (consisting of one security) during the three months ended March 31, 2017. The other-than-temporary impairment recognized during this period related to an equity security and was the result of the severity and duration of the change in fair value of this security. Certain unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers, and the Company's intent to hold the securities until fair value recovers to above cost.
Net realized gains on investments and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in millions)
Net realized gains on investments
Fixed maturity securities
Gross gains	$0.5	$0.2
Gross losses	—	(0.1)
Net realized gains on fixed maturity securities	$0.5	$0.1
Equity securities
Gross gains	$1.9	$7.2
Gross losses	(0.2)	(5.8)
Net realized gains on equity securities	$1.7	$1.4
Total	$2.2	$1.5

Change in unrealized gains
Fixed maturity securities	$6.2	$29.3
Equity securities	6.1	1.2
Total	$12.3	$30.5
Net investment income was as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in millions)
Fixed maturity securities	$17.8	$16.7
Equity securities	1.8	1.9
Cash equivalents and restricted cash	0.1	—
Gross investment income	19.7	18.6
Investment expenses	(0.9)	(0.8)
Net investment income	$18.8	$17.8
The Company is required by various state laws and regulations to hold securities or letters of credit in depository accounts with certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of March 31, 2017 and December 31, 2016, securities having a fair value of $1,175.7 million and $1,009.7 million, respectively, were on deposit.
Certain reinsurance contracts require the Company's funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at March 31, 2017 and December 31, 2016 was $27.6 million and $27.2 million, respectively.

5. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The Company's effective tax rate was 21.4% and 21.3% for the three months ended March 31, 2017 and 2016, respectively. For each of these periods, tax-advantaged investment income, LPT Reserve Adjustments, Deferred Gain amortization, and certain other adjustments served to reduce our effective income tax rate below the U.S. statutory rate of 35%.
6. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended
	March 31,
	2017	2016
	(in millions)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,301.0	$2,347.5
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	580.0	628.2
Net unpaid losses and LAE at beginning of period	1,721.0	1,719.3
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	111.9	110.7
Prior periods	—	(0.3)
Total net losses and LAE incurred during the period	111.9	110.4
Paid losses and LAE, net of reinsurance, related to:
Current period	4.7	4.7
Prior periods	102.9	104.5
Total net paid losses and LAE during the period	107.6	109.2
Ending unpaid losses and LAE, net of reinsurance	1,725.3	1,720.5
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	572.9	621.4
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,298.2	$2,341.9
Total net losses and LAE included in the above table excludes the impact of the aggregate of amortization of the deferred reinsurance gain—LPT Agreement, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments, which totaled $2.9 million and $3.1 million for the three months ended March 31, 2017 and 2016, respectively (Note 7).
The change in incurred losses and LAE attributable to prior periods was related to the Company's assigned risk business for the three months ended March 31, 2016.
7. LPT Agreement
The Company is party to the LPT Agreement under which $1,525.0 million in liabilities for losses and LAE related to claims incurred by the Fund prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2,000.0 million. The Company records its estimate of contingent profit commission in the accompanying Consolidated Balance Sheets as Contingent commission receivable–LPT Agreement and a corresponding liability is recorded in the accompanying Consolidated Balance Sheets in Deferred reinsurance gain–LPT Agreement. The Deferred Gain is being amortized using the recovery method. Amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the LPT Agreement, except for the contingent profit commission, which is amortized through June 30, 2024, the date through which the Company is entitled to receive a contingent profit commission under the LPT Agreement. The amortization is recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income. Any adjustments to the Deferred Gain are recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income.
The Company amortized $2.9 million and $3.1 million of the Deferred Gain for the three months ended March 31, 2017 and 2016, respectively. The remaining Deferred Gain was $171.9 million and $174.9 million as of March 31, 2017 and December 31, 2016, respectively. The estimated remaining liabilities subject to the LPT Agreement were $458.6 million and $465.5 million as of March 31, 2017 and December 31, 2016, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $729.6 million and $722.7 million from inception through March 31, 2017 and December 31, 2016, respectively.

8. Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income:

	March 31, 2017	December 31, 2016
	(in millions)
Net unrealized gain on investments, before taxes	$126.9	$114.6
Deferred tax expense on net unrealized gains	(44.4)	(40.1)
Total accumulated other comprehensive income	$82.5	$74.5
9. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Weighted Average Exercise Price	Aggregate Fair Value on Date of Grant
				(in millions)
March 2017
RSUs(1)	72,020	37.60	—	2.7
PSUs(2)	97,440	37.60	—	3.7

(1)
The RSUs awarded in March 2017 were awarded to certain employees of the Company and vest 25% on March 15, 2018, and each of the subsequent three anniversaries of that date. The RSUs are subject to accelerated vesting in certain circumstances, including but not limited to: death, disability, retirement, or in connection with change of control of the Company.

(2)
The PSUs awarded in March 2017 were awarded to certain employees of the Company and have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The value shown in the table represents the aggregate number of PSUs awarded at the target level.

Commencing in 2017, employees who were awarded RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when the underlying award vests and becomes payable. If the underlying award does not vest or is forfeited, any dividend equivalents with respect to the underlying award will also fail to become payable and will be forfeited.
A total of 37,005, 262,239, and 586,132 stock options were exercised during the three months ended March 31, 2017 and 2016, and the year ended December 31, 2016, respectively.

10. Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing income applicable to stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilutive impact of all convertible securities on earnings per share. Diluted earnings per share includes shares that are assumed to be issued under the “treasury stock method,” which reflects the potential dilution that would occur if outstanding RSUs and PSUs had vested and options were to be exercised.
Commencing in 2017, certain stock-based compensation awards are eligible to receive dividend equivalents on awards that fully vest or become payable. These awards are not considered participating securities for the purposes of determining earnings per share.
The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended
	March 31,
	2017	2016
	(in millions, except share data)
Net income available to stockholders—basic and diluted	$23.2	$21.8
Weighted average number of shares outstanding—basic	32,327,784	32,413,818
Effect of dilutive securities:
PSUs	309,891	151,031
Stock options	225,664	304,073
RSUs	102,028	86,310
Dilutive potential shares	637,583	541,414
Weighted average number of shares outstanding—diluted	32,965,367	32,955,232
Diluted earnings per share excludes outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options, PSUs, and RSUs that were excluded from diluted earnings per share.

	Three Months Ended
	March 31,
	2017	2016
Options excluded as the exercise price was greater than the average market price	—	—
Options, PSUs and RSUs excluded under the treasury method as the potential proceeds on settlement or exercise price were greater than the value of shares acquired	—	80,800

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to “we,” “us,” “our,” “the Company,” or similar terms refer to EHI, together with its subsidiaries. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this quarterly report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report.
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. You should not place undue reliance on these statements, which speak only as of the date of this report. Forward-looking statements include those related to our expected financial position, business, financing plans, litigation, future premiums, revenues, earnings, pricing, investments, business relationships, strategic initiatives, expected losses, accident year loss estimates, loss experience, loss reserves, acquisitions, competition, the impact of changes in interest rates, rate increases with respect to our business, and the insurance industry in general. Statements including words such as “expect,” “intend,” “plan,” “believe,” “estimate,” “may,” “anticipate,” “will,” or similar statements of a future or forward-looking nature identify forward-looking statements.
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
Pricing on our 2017 first quarter renewals showed an overall price decrease of 1.8% versus the rate levels on such business in effect a year ago. Despite the competitive market conditions we currently face, through our efforts thus far in 2017, we believe that we have continued to write attractive business in new and existing states and have strengthened our relationships with our business partners. As a result, given the strength of our balance sheet, the strong execution of our underwriting, claims, and investment strategies, and our active capital management, we believe that we are well positioned for the current market cycle.
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

	March 31, 2017	December 31, 2016
	(in millions, except share data)
GAAP stockholders' equity	$867.5	$840.6
Deferred reinsurance gain–LPT Agreement	171.9	174.9
Less: Accumulated other comprehensive income, net	82.5	74.5
Adjusted stockholders' equity(1)	$956.9	$941.0

(1)	Adjusted stockholders' equity is a non-GAAP measure consisting of total GAAP stockholders' equity plus the Deferred Gain, less Accumulated other comprehensive income, net.
Our net income was $23.2 million and $21.8 million for the three months ended March 31, 2017 and 2016, respectively, and our underwriting income was $8.9 million and $8.7 million for the same periods, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned.
The components of net income are set forth in the following table:

	Three Months Ended
	March 31,
	2017	2016
	(in millions)
Gross premiums written	$197.6	$190.7
Net premiums written	$196.1	$188.7

Net premiums earned	$175.3	$172.6
Net investment income	18.8	17.8
Net realized gains on investments	2.2	1.5
Other income	—	0.1
Total revenues	196.3	192.0

Losses and LAE	109.0	107.3
Commission expense	21.5	20.3
Underwriting and other operating expenses	35.9	36.3
Interest expense	0.4	0.4
Income tax expense	6.3	5.9
Total expenses	173.1	170.2
Net income	$23.2	$21.8
Less amortization of the Deferred Gain related to losses	$2.4	$2.6
Less amortization of the Deferred Gain related to contingent commission	0.5	0.5
Net income before impact of the LPT Agreement(1)	$20.3	$18.7

(1)
We define net income before impact of the LPT Agreement as net income before the impact of: (a) amortization of Deferred Gain; (b) adjustments to the LPT Agreement ceded reserves; and (c) adjustments to the Contingent commission receivable–LPT Agreement. The Deferred Gain reflects the unamortized gain from the LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method in which amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the LPT Agreement, except for the contingent profit commission, which is amortized through June 30, 2024. The amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement and the expected losses and LAE subject to the contingent profit commission under the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to reserves, ceded reserves, contingent commission receivable, and the Deferred Gain, with the net effect being an increase or decrease to our net income. Net income before impact of the LPT Agreement is not a measurement of financial performance under GAAP, but rather reflects a difference in accounting treatment between statutory and GAAP, and should not be considered in isolation or as an alternative to net income before income taxes or net income, or any other measure of performance derived in accordance with GAAP.

We present net income before impact of the LPT Agreement because we believe that it is an important supplemental measure of our ongoing operating performance to be used by analysts, investors, and other interested parties in evaluating us. The LPT Agreement was a non-recurring transaction under which the Deferred Gain does not affect our ongoing operations, and, consequently, we believe this presentation is useful in providing a meaningful understanding of our operating performance. In addition, we believe this non-GAAP measure, as we have defined it, is helpful to our management in identifying trends in our performance because the LPT Agreement has limited significance on our current and ongoing operations.
Gross Premiums Written
Gross premiums written were $197.6 million and $190.7 million for the three months ended March 31, 2017 and 2016, respectively. The year-over-year increase was primarily due to a $3.9 million increase in final audit premiums and growth in new business premium. Renewal premium remained relatively flat for the first quarter, year-over-year, with increases in payroll exposure being largely offset by a 1.8% decrease in average rate.
Net Premiums Written
Net premiums written were $196.1 million and $188.7 million for the three months ended March 31, 2017 and 2016, respectively, which included $1.5 million and $1.9 million of reinsurance premiums ceded, respectively.
Net Premiums Earned
Net premiums earned were $175.3 million and $172.6 million for the three months ended March 31, 2017 and 2016, respectively. Net premiums earned are primarily a function of the amount and timing of net premiums previously written.
The following table shows the percentage change in our in-force premiums, policy count, average policy size, and payroll exposure upon which our premiums are based for California, where 56% of our premiums were generated, and for all other states, excluding California:

	As of March 31, 2017
	Year-to-Date (Decrease) Increase			Year-Over-Year (Decrease) Increase
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	0.3%	(0.3)%	1.0%	(0.5)%	(1.5)%	0.8%
In-force policy count	0.3	(1.1)	1.7	—	(5.0)	5.3
Average in-force policy size	—	0.8	(0.7)	(0.5)	3.7	(4.2)
In-force payroll exposure	1.3	1.7	1.1	0.2	0.3	0.2
Our in-force premiums and policy count in the LA Area of California declined 10.5% and 13.3%, respectively, year-over-year as of March 31, 2017, while our in-force premiums and policy count in California outside of the LA Area increased 5.0% and 1.0%, respectively, during the same period. The year-over-year decline in overall in-force premiums was driven by lower average rates and the non-renewal of certain policies.
The following table shows our in-force premiums and number of policies in-force for each state with at least five percent of our in-force premiums and all other states combined for the periods presented:

	March 31, 2017		December 31, 2016		March 31, 2016		December 31, 2015
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$347.2	41,657	$348.3	42,120	$352.5	43,843	$352.2	44,080
Florida	37.7	5,392	35.2	5,263	30.3	4,958	29.4	4,735
Illinois	29.9	3,073	30.6	3,106	33.1	3,264	32.5	3,286
Other (33 states and D.C.)	205.5	34,955	204.5	34,333	207.4	33,030	205.4	32,395
Total	$620.3	85,077	$618.6	84,822	$623.3	85,095	$619.5	84,496
Our alternative distribution channels that utilize partnerships and alliances generated $158.8 million and $150.3 million, or 25.6% and 24.1%, of our in-force premiums as of March 31, 2017 and 2016, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnerships and alliances.
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

Net investment income increased 5.6% for the three months ended March 31, 2017, compared to the same period of 2016. The increase in net investment income for the three months ended March 31, 2017 was primarily related to an increase in invested assets and a slight change in the mix of invested assets in our investment portfolio. The average pre-tax book yield on invested assets was 3.1% and 3.2% at March 31, 2017 and 2016, respectively, and the average tax-equivalent yield on our invested assets (which adjusts the book yield of our investments in tax-advantaged securities to an equivalent pre-tax book yield) was 3.6% and 3.8%, respectively.
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
Net realized gains on investments were $2.2 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively. The increase in net realized gains on investments year-over-year was related to the sale of equity securities as part of a regular rebalancing of our equity investment portfolio. For the three months ended March 31, 2017, these gains were partially offset by $0.2 million in other-than-temporary impairments of one equity security.
Additional information regarding our Investments is set forth under “—Liquidity and Capital Resources—Investments.”
Losses and LAE, Commission Expenses, and Underwriting and Other Operating Expenses
The combined ratio, a key measurement of underwriting profitability, is the sum of the loss and LAE ratio, the commission expense ratio, and the underwriting and other operating expenses ratio. A combined ratio below 100% indicates that an insurance company is generating an underwriting profit, and conversely, a combined ratio above 100% indicates that an insurance company is generating an underwriting loss.
The following table provides the calculation of our calendar year combined ratios.

	Three Months Ended
	March 31,
	2017	2016
Loss and LAE ratio	62.2%	62.2%
Underwriting and other operating expenses ratio	20.4	21.0
Commission expense ratio	12.3	11.8
Combined ratio	94.9%	95.0%
We include all of the operating expenses of our holding company in the calculation of our combined ratio, which served to increase our combined ratios by 2.2 and 1.9 percentage points for the three months ended March 31, 2017 and 2016, respectively.
Loss and LAE Ratio
Losses and LAE represents our largest expense item and includes claim payments made, amortization of the Deferred Gain, estimates for future claim payments and changes in those estimates for current and prior periods, and costs associated with investigating, defending, and adjusting claims. The quality of our financial reporting depends in large part on accurately predicting our losses and LAE, which are inherently uncertain as they are estimates of the ultimate cost of individual claims based on actuarial estimation techniques and management judgment.
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) continued to decrease year-over-year and, beginning in the first quarter of 2017, our loss experience indicates a slight downward movement in medical and indemnity costs per claim that is reflected in our current accident year loss estimate. We believe our current accident year loss estimate is adequate; however, given the long-tail nature of our business, ultimate losses will not be known with any certainty for many years.
Our loss and LAE ratio was flat for the three months ended March 31, 2017, compared to the same period of 2016, while the amount of our losses and LAE increased 1.6% for the three months ended March 31, 2017. The increase in the amount of our loss and LAE was primarily attributable to an increase in net premiums earned. Prior accident year favorable loss development of $0.3 million for the three months ended March 31, 2016 was related to our assigned risk business.
Our current accident year loss and LAE ratio was 63.8% and 64.1% for the three months ended March 31, 2017 and 2016, respectively. The decrease in our current accident year loss and LAE ratio reflects the continued impact of key business initiatives, including: an emphasis on the settlement of open claims; diversifying our risk exposure across geographic markets; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets.
Excluding the impact from the LPT Agreement, losses and LAE would have been $111.9 million and $110.4 million, or 63.8% and 64.0% of net premiums earned, for the three months ended March 31, 2017 and 2016, respectively.

The table below reflects losses and LAE reserve adjustments and the impact of the LPT on net income before taxes.

	Three Months Ended
	March 31,
	2017	2016
	(in millions)
Prior accident year favorable loss development, net	$—	$0.3
Amortization of the Deferred Gain related to losses	$2.4	$2.6
Amortization of the Deferred Gain related to contingent commission	0.5	0.5
Total impact of the LPT on losses and LAE	2.9	3.1
Total losses and LAE reserve adjustments	$2.9	$3.4
Underwriting and Other Operating Expenses Ratio
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
Our underwriting and other operating expenses ratio decreased 0.6 percentage points and the amount of our underwriting and other operating expenses decreased 1.1% for the three months ended March 31, 2017, compared to the same period of 2016. During the three months ended March 31, 2017, our premium taxes and assessments decreased $0.7 million and our bad debt expense decreased $0.7 million, partially offset by a $1.2 million increase in our compensation-related expenses, compared to the same period of 2016.
Commission Expense Ratio
Commission expenses include direct commissions to our agents and brokers for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.
Our commission expense ratio increased 0.5 percentage points for the three months ended March 31, 2017, compared to the same period of 2016, and our commission expense was $1.2 million higher for the three months ended March 31, 2017, compared to the same period of 2016. The increase in the commission expense ratio was primarily related to higher base commissions paid in the first quarter of 2017 and a change in the accrual for agency incentive commissions that decreased our commissions during the first quarter of 2016.
Income Tax Expense
Income tax expense was $6.3 million and $5.9 million for the three months ended March 31, 2017 and 2016, respectively, representing an effective tax rate of 21.4% and 21.3% for the three months ended March 31, 2017 and 2016, respectively. For each of the periods presented, tax-advantaged investment income, LPT Reserve Adjustments, Deferred Gain amortization, and certain other adjustments served to reduce our effective income tax rate below the U.S. statutory rate of 35%.
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
Total cash and investments at the holding company were $60.6 million at March 31, 2017, consisting of $16.5 million of cash and cash equivalents, $7.7 million of short-term investments and $36.4 million of fixed maturity securities. We do not currently have a revolving credit facility because we believe that the holding company's cash needs for the foreseeable future will be met with its cash and investments on hand, as well as dividends available from its insurance subsidiaries.
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
Total cash and investments held by our operating subsidiaries was $2,619.5 million at March 31, 2017, consisting of $53.0 million of cash and cash equivalents, $7.8 million of short-term investments, $2,358.4 million of fixed maturity securities, $199.8 million of equity securities, and $0.5 million of other invested assets. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of March 31, 2017 consisted of $44.7 million of cash and cash equivalents, $151.7 million of publicly-traded equity securities whose proceeds are available within four business days, and $1,183.5 million of highly liquid fixed maturity securities whose proceeds are available within four business days. We believe that our subsidiaries' liquidity needs for the foreseeable future will be met with cash from operations, investment income, and maturing investments.
Each of our insurance subsidiaries is a member of the FHLB. Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis. Currently, none of our subsidiaries has advances outstanding under the FHLB facility.
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
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $1,175.7 million and $1,009.7 million were on deposit at March 31, 2017 and December 31, 2016, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $27.6 million and $27.2 million at March 31, 2017 and December 31, 2016, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts, as appropriate.
The table below shows our net cash flows for the three months ended.

	March 31,
	2017	2016
	(in millions)
Cash and cash equivalents provided by (used in):
Operating activities	$30.7	$21.6
Investing activities	(32.9)	(6.8)
Financing activities	(6.4)	(0.6)
(Decrease) Increase in cash and cash equivalents	$(8.6)	$14.2
For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2017 included net premiums received of $177.1 million, and investment income received of $22.9 million. These operating cash inflows were partially offset by net claims payments of $107.1 million, underwriting and other operating expenses paid of $41.8 million, and commissions paid of $20.0 million.
Net cash provided by operating activities for the three months ended March 31, 2016 included net premiums received of $176.0 million, and investment income received of $22.5 million. These operating cash inflows were partially offset by net claims payments of $109.4 million, underwriting and other operating expenses paid of $46.1 million, and commissions paid of $21.2 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2017 and 2016 was primarily related to the investment of premiums received and the reinvestment of funds from maturities, redemptions, and interest income. These investing cash outflows were partially offset by investment sales whose proceeds were used to fund claims payments, underwriting and other operating expenses, stockholder dividend payments, and common stock repurchases.

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2017 was primarily related to stockholder dividend payments.
Net cash used in financing activities for the three months ended March 31, 2016 included purchases of our common stock and stockholder dividend payments. These financing cash outflows were offset by net proceeds from stock-based compensation, mainly proceeds and income tax benefits from exercises of stock options.
Dividends
Stockholder dividends paid were $5.0 million and $2.9 million for the three months ended March 31, 2017 and 2016, respectively. On April 26, 2017, the Board of Directors declared a $0.15 dividend per share and eligible RSU and PSU, payable May 24, 2017, to stockholders of record on May 10, 2017.
Share Repurchases
On February 16, 2016, the Board of Directors authorized a share repurchase program for up to $50.0 million of our common stock from February 22, 2016 through February 22, 2018 (the 2016 Program). Through March 31, 2017, we repurchased a total of 724,381 shares of common stock under the 2016 Program at an average price of $29.08 per share, including commissions, for a total cost of $21.1 million. We made no repurchases of common stock during the three months ended March 31, 2017.
Capital Resources
As of March 31, 2017, the capital resources available to us consisted of: (i) $32.0 million of notes payable consisting of surplus notes maturing in 2034; (ii) $867.5 million of stockholders’ equity; and (iii) the $171.9 million Deferred Gain.
Contractual Obligations and Commitments
The following table identifies our debt and contractual obligations as of March 31, 2017.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$14.1	$4.8	$6.3	$3.0	$—
Purchased liabilities	8.3	4.0	2.3	1.8	0.2
Notes payable(1)	61.2	1.7	3.4	3.4	52.7
Capital leases	0.8	0.3	0.3	0.2	—
Losses and LAE reserves (2)(3)	2,298.2	391.6	488.4	276.9	1,141.3
Total contractual obligations	$2,382.6	$402.4	$500.7	$285.3	$1,194.2

(1)	Notes payable includes payments for the principal and estimated interest expense on our surplus notes outstanding based on LIBOR plus a margin. The interest rates used ranged from 5.2% to 5.3%.

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

(3)	The unpaid losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which were as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables for unpaid losses and LAE	$(572.9)	$(30.1)	$(57.1)	$(53.3)	$(432.4)
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total return; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance.

As of March 31, 2017, the total amortized cost of our investment portfolio was $2.5 billion and its fair value was $2.6 billion. These investments provide a source of income, which may fluctuate with changes in interest rates and our current investment strategies.
As of March 31, 2017, our investment portfolio, which is classified as available-for-sale, consisted of 91.8% fixed maturity securities. We strive to limit interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.3 years at March 31, 2017. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "AA-," using ratings assigned by Standard & Poor's (S&P). Our fixed maturity securities portfolio had a weighted average quality of "AA-" as of March 31, 2017, with 58.2% of the portfolio rated "AA" or better, based on market value.
We also have a modest portfolio of equity securities, which we record at fair value. We strive to limit the exposure to equity price risk associated with equity securities by investing primarily in mid-to-large capitalization issuers and by diversifying our holdings across several industry sectors. Equity securities represented 7.7% of our investment portfolio at March 31, 2017.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average book yield, and the average tax equivalent yield (each based on the fair value of each category of invested assets) as of March 31, 2017.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield
	(in millions, except percentages)
U.S. Treasuries	$133.7	5.1%	1.8%	1.8%
U.S. Agencies	15.0	0.6	4.1	4.1
States and municipalities	817.5	31.3	3.1	4.4
Corporate securities	985.7	37.8	3.1	3.1
Residential mortgage-backed securities	302.9	11.6	3.1	3.1
Commercial mortgage-backed securities	94.9	3.6	2.7	2.7
Asset-backed securities	45.6	1.7	2.3	2.3
Equity securities	199.8	7.7	5.6	7.4
Short-term investments	15.4	0.6	1.2	1.2
Total	$2,610.5	100.0%
Weighted average yield			3.1%	3.6%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of March 31, 2017 by credit rating category, using the lower of ratings assigned by Moody's Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	10.6%
“AA”	47.6
“A”	28.5
“BBB”	12.6
Below investment grade	0.7
Total	100.0%
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
We believe that we have appropriately identified the declines in the fair values of our unrealized losses for the three months ended March 31, 2017. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or principal value upon maturity.
We recognized impairments of $0.2 million (consisting of one equity security) during the three months ended March 31, 2017. The other-than-temporary impairment recognized during this period related to an equity security and was the result of the severity and duration of the change in fair value of this security. Certain unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers, and our intent to hold the securities until fair value recovers to above cost.
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, and equity price risk, and are described in detail in our Annual Report. We have not experienced any material changes in market risk since December 31, 2016.
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of March 31, 2017, our fixed maturity securities portfolio had a duration of 4.3 years. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2016 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the Company's repurchases of its common stock during the first quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
January 1 – January 31, 2017	—	$—	—	$28.9
February 1 – February 28, 2017	—	—	—	28.9
March 1 – March 31, 2017	—	—	—	28.9
Total	—	$—	—

(1)	Includes fees and commissions paid on stock repurchases.

(2)
On February 16, 2016, the Board of Directors authorized a share repurchase program for repurchases of up to $50 million of the Company's common stock (the 2016 Program). We expect that shares may be purchased at prevailing market prices through February 22, 2018 through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be purchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2016 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Employers Holdings, Inc.	X
10.1	Employment Agreement by and between Employers Holdings, Inc. and Tracey L. Berg, dated January 12, 2017, and effective as of January 31, 2017	X
10.2	Form of Performance Share Agreement	X
10.3	Form of Restricted Stock Unit Agreement	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	April 27, 2017	/s/ Michael S. Paquette
Michael S. Paquette
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)