Form 10-Q
period 2017-06-30
Employers Holdings, Inc.
filed 2017-07-27
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	July 20, 2017
Common Stock, $0.01 par value per share	32,414,995 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	June 30, 2017	December 31, 2016
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $2,361.3 at June 30, 2017 and $2,305.9 at December 31, 2016)	$2,418.7	$2,344.4
Equity securities at fair value (cost $118.2 at June 30, 2017 and $116.1 at December 31, 2016)	199.7	192.2
Short-term investments at fair value (amortized cost $5.5 at June 30, 2017 and $16.0 at December 31, 2016)	5.5	16.0
Total investments	2,623.9	2,552.6
Cash and cash equivalents	42.6	67.2
Restricted cash and cash equivalents	0.4	3.6
Accrued investment income	20.5	20.6
Premiums receivable (less bad debt allowance of $9.9 at June 30, 2017 and $9.8 at December 31, 2016)	333.1	304.7
Reinsurance recoverable for:
Paid losses	8.4	8.7
Unpaid losses	559.8	580.0
Deferred policy acquisition costs	49.6	44.3
Deferred income taxes, net	44.9	59.4
Property and equipment, net	24.3	22.2
Intangible assets, net	8.0	8.2
Goodwill	36.2	36.2
Contingent commission receivable—LPT Agreement	31.1	31.1
Other assets	42.0	34.6
Total assets	$3,824.8	$3,773.4

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,284.9	$2,301.0
Unearned premiums	341.1	310.3
Total claims and policy liabilities	2,626.0	2,611.3
Commissions and premium taxes payable	52.0	48.8
Accounts payable and accrued expenses	20.3	24.2
Deferred reinsurance gain—LPT Agreement	168.9	174.9
Notes payable	20.0	32.0
Other liabilities	38.4	41.6
Total liabilities	$2,925.6	$2,932.8
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,510,352 and 56,226,277 shares issued and 32,412,997 and 32,128,922 shares outstanding at June 30, 2017 and December 31, 2016, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	376.6	372.0
Retained earnings	815.4	777.2
Accumulated other comprehensive income, net of tax	90.3	74.5
Treasury stock, at cost (24,097,355 shares at June 30, 2017 and December 31, 2016)	(383.7)	(383.7)
Total stockholders’ equity	899.2	840.6
Total liabilities and stockholders’ equity	$3,824.8	$3,773.4
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	(unaudited)		(unaudited)
Net premiums earned	$171.7	$176.9	$347.1	$349.5
Net investment income	18.2	18.4	36.9	36.2
Net realized gains on investments	1.1	6.0	3.3	7.5
Gain on redemption of notes payable	2.1	—	2.1	—
Other income	0.1	0.5	0.1	0.6
Total revenues	193.2	201.8	389.5	393.8
Expenses
Losses and loss adjustment expenses	106.1	111.7	215.0	219.0
Commission expense	21.5	21.9	43.0	42.2
Underwriting and other operating expenses	32.6	33.6	68.6	69.9
Interest expense	0.4	0.4	0.8	0.8
Total expenses	160.6	167.6	327.4	331.9
Net income before income taxes	32.6	34.2	62.1	61.9
Income tax expense	7.8	7.4	14.1	13.3
Net income	$24.8	$26.8	$48.0	$48.6
Comprehensive income
Unrealized gains arising during the period (net of taxes of $4.5 and $12.6 for the three months ended June 30, 2017 and 2016, respectively, and $9.7 and $23.8 for the six months ended June 30, 2017 and 2016, respectively)	$8.4	$23.3	$17.9	$44.1
Reclassification adjustment for realized gains in net income (net of taxes of $0.4 and $2.1 for the three months ended June 30, 2017 and 2016, respectively, and $1.2 and $2.6 for the six months ended June 30, 2017 and 2016, respectively)	(0.7)	(3.9)	(2.1)	(4.9)
Other comprehensive income, net of tax	7.7	19.4	15.8	39.2
Total comprehensive income	$32.5	$46.2	$63.8	$87.8

Net realized gains on investments
Net realized gains on investments before credit related impairments	$1.1	$6.0	$3.5	$12.8
Other than temporary impairment recognized in earnings	—	—	(0.2)	(5.3)
Net realized gains on investments	$1.1	$6.0	$3.3	$7.5

Earnings per common share (Note 11):
Basic	$0.76	$0.82	$1.48	$1.49
Diluted	$0.75	$0.81	$1.46	$1.47
Cash dividends declared per common share and eligible RSUs and PSUs	$0.15	$0.09	$0.30	$0.18
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock at Cost	Total Stockholders' Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2017	56,226,277	$0.6	$372.0	$777.2	$74.5	$(383.7)	$840.6
Stock-based obligations	—	—	3.2	—	—	—	3.2
Stock options exercised	167,026	—	3.3	—	—	—	3.3
Vesting of RSUs and PSUs, net of shares withheld to satisfy minimum tax withholding	117,049	—	(1.9)	—	—	—	(1.9)
Dividends declared	—	—	—	(9.8)	—	—	(9.8)
Net income for the period		—	—	48.0	—	—	48.0
Change in net unrealized gains on investments, net of taxes of $8.5		—	—	—	15.8	—	15.8
Balance, June 30, 2017	56,510,352	$0.6	$376.6	$815.4	$90.3	$(383.7)	$899.2

Balance, January 1, 2016	55,589,454	$0.6	$357.2	$682.0	$83.6	$(362.6)	$760.8
Stock-based obligations	—	—	3.2	—	—	—	3.2
Stock options exercised	438,774	—	6.8	—	—	—	6.8
Vesting of RSUs and PSUs, net of shares withheld to satisfy minimum tax withholding	50,691	—	(0.6)	—	—	—	(0.6)
Acquisition of common stock	—	—	—	—	—	(6.9)	(6.9)
Dividends declared	—	—	—	(5.8)	—	—	(5.8)
Net income for the period		—	—	48.6	—	—	48.6
Change in net unrealized gains on investments, net of taxes of $21.2		—	—	—	39.2	—	39.2
Balance, June 30, 2016	56,078,919	$0.6	$366.6	$724.8	$122.8	$(369.5)	$845.3

See accompanying notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Six Months Ended
	June 30,
	2017	2016
Operating activities	(unaudited)
Net income	$48.0	$48.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4.2	4.3
Stock-based compensation	3.1	3.2
Amortization of premium on investments, net	7.5	7.4
Allowance for doubtful accounts	0.1	(2.3)
Deferred income tax expense	6.0	5.6
Net realized gains on investments	(3.3)	(7.5)
Gain on redemption of notes payable	(2.1)	—
Change in operating assets and liabilities:
Premiums receivable	(28.5)	(27.0)
Reinsurance recoverable on paid and unpaid losses	20.5	29.8
Current federal income taxes payable	(6.9)	1.5
Unpaid losses and loss adjustment expenses	(16.1)	(15.2)
Unearned premiums	30.8	27.2
Payables and other liabilities	(7.1)	(9.2)
Deferred reinsurance gain—LPT Agreement	(6.0)	(8.8)
Contingent commission receivable—LPT Agreement	—	(1.9)
Other	(7.6)	(13.0)
Net cash provided by operating activities	42.6	42.7
Investing activities
Purchase of fixed maturity securities	(202.1)	(196.4)
Purchase of equity securities	(10.7)	(34.9)
Purchase of short-term investments	(8.1)	—
Proceeds from sale of fixed maturity securities	43.0	111.7
Proceeds from sale of equity securities	11.4	65.6
Proceeds from maturities and redemptions of fixed maturity securities	96.8	91.9
Proceeds from maturities of short-term investments	18.6	—
Net change in unsettled investment purchases and sales	5.0	—
Capital expenditures and other	(5.9)	(2.4)
Change in restricted cash and cash equivalents	3.2	0.1
Net cash (used in) provided by investing activities	(48.8)	35.6
Financing activities
Acquisition of common stock	—	(6.9)
Cash transactions related to stock-based compensation	1.4	6.2
Stockholder dividends paid	(9.8)	(5.9)
Redemption of notes payable	(9.9)	—
Payments on capital leases	(0.1)	(0.1)
Net cash used in financing activities	(18.4)	(6.7)
Net (decrease) increase in cash and cash equivalents	(24.6)	71.6
Cash and cash equivalents at the beginning of the period	67.2	56.6
Cash and cash equivalents at the end of the period	$42.6	$128.2
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
2. New Accounting Standards
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2016-09, Compensation - Stock Compensation (Topic 718) that impacted the net tax benefits of the Company's stock-based compensation. The Company elected to early adopt this standard in the third quarter of 2016 with an effective date of January 1, 2016. Adoption of this standard resulted in a $0.5 million and $1.3 million reduction to Income tax expense and a corresponding increase to Net income for the three and six months ended June 30, 2016, respectively. Adoption of the standard also increased basic and diluted earnings per share by $0.01 for the three months ended June 30, 2016 and increased basic earnings per share by $0.04 and diluted earnings per share by $0.03 for the six months ended June 30, 2016. This standard also requires that assumed proceeds under the treasury stock method be modified to exclude the excess tax benefits that would have been recognized in Additional paid-in capital. Additionally, this standard requires that excess tax benefits from stock-based compensation be reported as cash flows from operating activities, as opposed to financing activities. This update resulted in a change in presentation in the Consolidated Statements of Cash Flows.
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
In March 2017, the FASB issued ASU Number 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20). This update shortens the amortization period on callable debt securities held at a premium to the earliest call date, which now closely aligns the amortization period of premiums and discounts to expectations incorporated in the market pricing on callable debt securities. This update becomes effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company does not expect that adoption of this standard will have a material impact on its consolidated financial condition and results of operations.
3. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Investments	$2,623.9	$2,623.9	$2,552.6	$2,552.6
Cash and cash equivalents	42.6	42.6	67.2	67.2
Restricted cash and cash equivalents	0.4	0.4	3.6	3.6
Financial liabilities
Notes payable	$20.0	$22.7	$32.0	$33.0
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no adjustments to prices obtained from third party pricing services as of June 30, 2017 and December 31, 2016 that were material to the consolidated financial statements.
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
Each of the Company's insurance operating subsidiaries is a member of the Federal Home Loan Bank of San Francisco (FHLB). Members are required to purchase stock in FHLB in addition to maintaining collateral deposits that back any funds advanced. Investment in FHLB stock is recorded at cost, as purchases and sales of these securities are at par value with the issuer. FHLB stock is considered a restricted security and is periodically evaluated by the Company for impairment based on the ultimate recovery of par value. Due to the nature of FHLB stock, its carrying value approximates fair value and was determined by the Company to be Level 3 at each of the periods presented.
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

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities
U.S. Treasuries	$—	$136.0	$—	$—	$127.4	$—
U.S. Agencies	—	13.5	—	—	12.8	—
States and municipalities	—	817.1	—	—	851.6	—
Corporate securities	—	1,009.3	—	—	956.7	—
Residential mortgage-backed securities	—	305.8	—	—	258.0	—
Commercial mortgage-backed securities	—	91.3	—	—	95.5	—
Asset-backed securities	—	45.7	—	—	35.4	7.0
Total fixed maturity securities	$—	$2,418.7	$—	$—	$2,337.4	$7.0
Equity securities
Industrial and miscellaneous	$172.7	$—	$—	$167.2	$—	$—
Non-redeemable preferred (FHLB stock)	—	—	4.7	—	—	4.9
Other	22.3	—	—	20.1	—	—
Total equity securities	$195.0	$—	$4.7	$187.3	$—	$4.9
Short-term investments	$—	$5.5	$—	$—	$16.0	$—
Certain cash equivalents, principally money market securities, are measured at fair value using the net asset value (NAV) per share. The following table presents cash equivalents at NAV and total cash and cash equivalents carried at fair value on the Company's Consolidated Balance Sheets.

	June 30, 2017	December 31, 2016
	(in millions)
Cash and cash equivalents at fair value	$10.6	$9.7
Cash equivalents measured at NAV, which approximates fair value	32.0	57.5
Total cash and cash equivalents	$42.6	$67.2

The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs for the six months ended June 30, 2017 and 2016.

	Level 3 Securities
	2017	2016
	(in millions)
Beginning balance, January 1	$11.9	$—
Transfers (out) of Level 3 (1)	(7.0)	—
Purchases and sales, net	(0.2)	4.9
Ending balance, June 30	$4.7	$4.9

(1)	Transferred from Level 3 to Level 2 because observable market data became available for the securities.
4. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At June 30, 2017
Fixed maturity securities
U.S. Treasuries	$133.3	$2.9	$(0.2)	$136.0
U.S. Agencies	12.8	0.7	—	13.5
States and municipalities	785.9	33.9	(2.7)	817.1
Corporate securities	989.4	22.1	(2.2)	1,009.3
Residential mortgage-backed securities	303.1	4.6	(1.9)	305.8
Commercial mortgage-backed securities	91.4	0.6	(0.7)	91.3
Asset-backed securities	45.4	0.3	—	45.7
Total fixed maturity securities	2,361.3	65.1	(7.7)	2,418.7
Equity securities
Industrial and miscellaneous	101.7	73.3	(2.3)	172.7
Non-redeemable preferred (FHLB stock)	4.7	—	—	4.7
Other	11.8	10.5	—	22.3
Total equity securities	118.2	83.8	(2.3)	199.7
Short-term investments	5.5	—	—	5.5
Total investments	$2,485.0	$148.9	$(10.0)	$2,623.9

At December 31, 2016
Fixed maturity securities
U.S. Treasuries	$124.1	$3.5	$(0.2)	$127.4
U.S. Agencies	11.9	0.9	—	12.8
States and municipalities	833.0	24.7	(6.1)	851.6
Corporate securities	942.3	18.9	(4.5)	956.7
Residential mortgage-backed securities	255.9	4.7	(2.6)	258.0
Commercial mortgage-backed securities	96.1	0.4	(1.0)	95.5
Asset-backed securities	42.6	—	(0.2)	42.4
Total fixed maturity securities	2,305.9	53.1	(14.6)	2,344.4
Equity securities
Industrial and miscellaneous	100.5	67.4	(0.7)	167.2
Non-redeemable preferred (FHLB stock)	4.9	—	—	4.9
Other	10.7	9.4	—	20.1
Total equity securities	116.1	76.8	(0.7)	192.2
Short-term investments	16.0	—	—	16.0
Total investments	$2,438.0	$129.9	$(15.3)	$2,552.6

The amortized cost and estimated fair value of the Company's fixed maturity securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$228.0	$228.9
Due after one year through five years	824.2	849.0
Due after five years through ten years	642.6	665.0
Due after ten years	226.6	233.0
Mortgage and asset-backed securities	439.9	442.8
Total	$2,361.3	$2,418.7

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in millions, except number of issues data)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$51.3	$(0.2)	22	$33.3	$(0.2)	14
U.S. Agencies	—	—	—	—	—	—
States and municipalities	97.2	(2.5)	26	200.9	(6.1)	50
Corporate securities	206.7	(1.9)	213	289.5	(4.1)	101
Residential mortgage-backed securities	127.7	(1.9)	49	137.5	(2.6)	51
Commercial mortgage-backed securities	37.1	(0.7)	15	48.0	(1.0)	21
Asset-backed securities	—	—	—	30.1	(0.2)	20
Total fixed maturity securities	520.0	(7.2)	325	739.3	(14.2)	257
Equity securities	19.3	(1.8)	35	13.6	(0.6)	28
Short-term investments	—	—	—	—	—	—
Total less than 12 months	$539.3	$(9.0)	360	$752.9	$(14.8)	285

12 months or greater:
Fixed maturity securities
States and municipalities	5.0	(0.2)	1	—	—	—
Corporate securities	$16.9	$(0.3)	7	$15.2	$(0.4)	5
Total fixed maturity securities	21.9	(0.5)	8	15.2	(0.4)	5
Equity securities	3.9	(0.5)	2	1.7	(0.1)	5
Total 12 months or greater	$25.8	$(1.0)	10	$16.9	$(0.5)	10

Total available-for-sale:
Fixed maturity securities
U.S. Treasuries	$51.3	$(0.2)	22	$33.3	$(0.2)	14
U.S. Agencies	—	—	—	—	—	—
States and municipalities	102.2	(2.7)	27	200.9	(6.1)	50
Corporate securities	223.6	(2.2)	220	304.7	(4.5)	106
Residential mortgage-backed securities	127.7	(1.9)	49	137.5	(2.6)	51
Commercial mortgage-backed securities	37.1	(0.7)	15	48.0	(1.0)	21
Asset-backed securities	—	—	—	30.1	(0.2)	20
Total fixed maturity securities	541.9	(7.7)	333	754.5	(14.6)	262
Equity securities	23.2	(2.3)	37	15.3	(0.7)	33
Short-term investments	—	—	—	—	—	—
Total available-for-sale	$565.1	$(10.0)	370	$769.8	$(15.3)	295
The Company determined that unrealized losses on fixed maturities for the six months ended June 30, 2017 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the lack of severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above amortized cost, or principal value upon maturity.

The Company recognized an impairment of $0.2 million (from one equity security) during the six months ended June 30, 2017. The other-than-temporary impairment recognized during this period was the result of the severity and duration of the change in fair value of this equity security. Certain unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers, and the Company's intent to hold the securities until fair value recovers to above cost.
Net realized gains on investments and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Net realized gains on investments
Fixed maturity securities
Gross gains	$—	$1.1	$0.5	$1.3
Gross losses	—	(0.4)	(0.1)	(0.5)
Net realized gains on fixed maturity securities	$—	$0.7	$0.4	$0.8
Equity securities
Gross gains	$1.1	$5.5	$3.1	$12.7
Gross losses	—	(0.2)	(0.2)	(6.0)
Net realized gains on equity securities	$1.1	$5.3	$2.9	$6.7
Total	$1.1	$6.0	$3.3	$7.5

Change in unrealized gains
Fixed maturity securities	$12.5	$24.3	$18.9	$53.6
Equity securities	(0.7)	5.6	5.4	6.8
Total	$11.8	$29.9	$24.3	$60.4
Net investment income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Fixed maturity securities	$17.3	$17.2	$35.0	$33.9
Equity securities	1.7	1.8	3.5	3.7
Cash equivalents and restricted cash	0.1	0.1	0.2	0.1
Gross investment income	19.1	19.1	38.7	37.7
Investment expenses	(0.9)	(0.7)	(1.8)	(1.5)
Net investment income	$18.2	$18.4	$36.9	$36.2
The Company is required by various state laws and regulations to hold securities or letters of credit in depository accounts with certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of June 30, 2017 and December 31, 2016, securities having a fair value of $1,176.4 million and $1,009.7 million, respectively, were on deposit.
Certain reinsurance contracts require the Company's funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at June 30, 2017 and December 31, 2016 was $25.1 million and $27.2 million, respectively.
5. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The Company's effective tax rate was 22.7% and 21.5% for the six months ended June 30, 2017 and 2016, respectively. Tax-advantaged investment income, LPT Reserve Adjustments, Deferred Gain amortization, and certain other adjustments reduced the Company's effective income tax rate below the U.S. statutory rate of 35%.

6. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,298.2	$2,341.9	$2,301.0	$2,347.5
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	572.9	621.4	580.0	628.2
Net unpaid losses and LAE at beginning of period	1,725.3	1,720.5	1,721.0	1,719.3
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	109.4	121.3	221.3	232.0
Prior periods	(0.3)	(2.0)	(0.3)	(2.3)
Total net losses and LAE incurred during the period	109.1	119.3	221.0	229.7
Paid losses and LAE, net of reinsurance, related to:
Current period	17.0	14.4	21.7	19.1
Prior periods	92.3	91.9	195.2	196.4
Total net paid losses and LAE during the period	109.3	106.3	216.9	215.5
Ending unpaid losses and LAE, net of reinsurance	1,725.1	1,733.5	1,725.1	1,733.5
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	559.8	598.8	559.8	598.8
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,284.9	$2,332.3	$2,284.9	$2,332.3
Total net losses and LAE included in the above table excludes the impact of the aggregate of amortization of the deferred reinsurance gain—LPT Agreement, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments, which totaled $3.1 million and $7.6 million for the three months ended June 30, 2017 and 2016, respectively, and $6.0 million and $10.7 million for the six months ended June 30, 2017 and 2016, respectively (Note 7).
The change in incurred losses and LAE attributable to prior periods was related to the Company's assigned risk business for the six months ended June 30, 2016.
7. LPT Agreement
The Company is party to the LPT Agreement under which $1.5 billion in liabilities for losses and LAE related to claims incurred by the Fund prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The Company records its estimate of contingent profit commission in the accompanying Consolidated Balance Sheets as Contingent commission receivable–LPT Agreement and a corresponding liability is recorded in the accompanying Consolidated Balance Sheets in Deferred reinsurance gain–LPT Agreement. The Deferred Gain is being amortized using the recovery method. Amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the LPT Agreement, except for the contingent profit commission, which is amortized through June 30, 2024, the date through which the Company is entitled to receive a contingent profit commission under the LPT Agreement. The amortization is recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income. Any adjustments to the Deferred Gain are recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income.
The Company amortized $3.1 million and $2.7 million of the Deferred Gain for the three months ended June 30, 2017 and 2016, respectively, and $6.0 million and $5.8 million for the six months ended June 30, 2017 and 2016, respectively. Additionally, the Deferred Gain was reduced by a further $3.1 million and $1.8 million for the six months ended June 30, 2016, due to a favorable LPT Reserve Adjustment and a favorable LPT Contingent Commission Adjustment, respectively. The remaining Deferred Gain was $168.9 million and $174.9 million as of June 30, 2017 and December 31, 2016, respectively. The estimated remaining liabilities subject to the LPT Agreement were $451.5 million and $465.5 million as of June 30, 2017 and December 31, 2016, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $736.7 million and $722.7 million from inception through June 30, 2017 and December 31, 2016, respectively.

8. Notes Payable
Notes payable is comprised of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Dekania Surplus Note, due April 30, 2034	$10.0	$10.0
ICONS Surplus Note, due May 26, 2034	—	12.0
Alesco Surplus Note, due December 15, 2034	10.0	10.0
Balance	$20.0	$32.0
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
EPIC had a $12.0 million surplus note to ICONS, Inc. issued as part of a pooled transaction. This note was redeemed in May 2017 for $9.9 million, resulting in a $2.1 million gain.
EPIC has a $10.0 million surplus note to Alesco Preferred Funding V, LTD issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in 2009. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR.
9. Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income:

	June 30, 2017	December 31, 2016
	(in millions)
Net unrealized gains on investments, before taxes	$138.9	$114.6
Deferred tax expense on net unrealized gains	(48.6)	(40.1)
Total accumulated other comprehensive income	$90.3	$74.5
10. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Weighted Average Exercise Price	Aggregate Fair Value on Date of Grant
				(in millions)
March 2017
RSUs(1)	72,020	$37.60	$—	$2.7
PSUs(2)	97,440	37.60	—	3.7

May 2017
RSUs(1)	11,888	$40.35	$—	$0.5

(1)
The RSUs awarded in March 2017 were awarded to certain employees of the Company and vest 25% on March 15, 2018, and each of the subsequent three anniversaries of that date. The RSUs are subject to accelerated vesting in certain circumstances, including but not limited to: death, disability, retirement, or in connection with change of control of the Company.

The RSUs awarded in May 2017 were awarded to non-employee Directors of the Company and have a vesting period of one year from the date of grant.

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

Stock options exercised totaled 167,026 for the six months ended June 30, 2017, 438,774 for the six months ended June 30, 2016, and 586,132 for the year ended December 31, 2016.
As of June 30, 2017, the Company had 395,945 options, 337,007 RSUs, and 304,676 PSUs (based on target number awarded) outstanding.
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
The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions, except share data)
Net income available to stockholders—basic and diluted	$24.8	$26.8	$48.0	$48.6
Weighted average number of shares outstanding—basic	32,469,137	32,629,525	32,398,858	32,521,672
Effect of dilutive securities:
PSUs	235,617	201,029	272,754	170,031
Stock options	230,049	256,303	227,856	247,442
RSUs	57,795	57,091	83,460	64,304
Dilutive potential shares	523,461	514,423	584,070	481,777
Weighted average number of shares outstanding—diluted	32,992,598	33,143,948	32,982,928	33,003,449
Diluted earnings per share excludes outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options that were excluded from diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Options excluded under the treasury method as the potential proceeds on settlement or exercise price were greater than the value of shares acquired	—	145,831	—	113,316
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
Pricing on our renewals showed overall price decreases of 2.6% and 1.8% versus the rate levels in effect on such business a year ago for the three and six months ended June 30, 2017, respectively. Despite the competitive market conditions we currently face, through our efforts thus far in 2017, we believe that we have continued to write attractive business in new and existing states and have strengthened our relationships with our business partners. As a result, given the strength of our balance sheet, the strong execution of our underwriting, claims, and investment strategies, and our active capital management, we believe that we are well positioned for the current market cycle.
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

	June 30, 2017	December 31, 2016
	(in millions, except share data)
GAAP stockholders' equity	$899.2	$840.6
Deferred reinsurance gain–LPT Agreement	168.9	174.9
Less: Accumulated other comprehensive income, net	90.3	74.5
Adjusted stockholders' equity(1)	$977.8	$941.0

(1)	Adjusted stockholders' equity is a non-GAAP measure consisting of total GAAP stockholders' equity plus the Deferred Gain, less Accumulated other comprehensive income, net.
Our net income was $24.8 million and $48.0 million for the three and six months ended June 30, 2017, respectively, compared to $26.8 million and $48.6 million for the corresponding periods of 2016. Our underwriting income was $11.5 million and $20.5 million for the three and six months ended June 30, 2017, respectively, compared to $9.7 million and $18.4 million for the same periods of 2016. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned.
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
The components of net income are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Gross premiums written	$184.5	$190.6	$382.1	$381.3
Net premiums written	$183.0	$188.7	$379.1	$377.4

Net premiums earned	$171.7	$176.9	$347.1	$349.5
Net investment income	18.2	18.4	36.9	36.2
Net realized gains on investments	1.1	6.0	3.3	7.5
Gain on redemption of notes payable	2.1	—	2.1	—
Other income	0.1	0.5	0.1	0.6
Total revenues	193.2	201.8	389.5	393.8

Losses and LAE	106.1	111.7	215.0	219.0
Commission expense	21.5	21.9	43.0	42.2
Underwriting and other operating expenses	32.6	33.6	68.6	69.9
Interest expense	0.4	0.4	0.8	0.8
Income tax expense	7.8	7.4	14.1	13.3
Total expenses	168.4	175.0	341.5	345.2
Net income	$24.8	$26.8	$48.0	$48.6
Less amortization of the Deferred Gain related to losses	$2.5	$2.2	$4.9	$4.8
Less amortization of the Deferred Gain related to contingent commission	0.6	0.5	1.1	1.0
Less impact of LPT Reserve Adjustments(1)	—	3.1	—	3.1
Less impact of LPT Contingent Commission Adjustments(2)	—	1.8	—	1.8
Net income before impact of the LPT Agreement(3)	$21.7	$19.2	$42.0	$37.9

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
Gross Premiums Written
Gross premiums written were $184.5 million and $382.1 million for the three and six months ended June 30, 2017, respectively, compared to $190.6 million and $381.3 million for the corresponding periods of 2016. The year-over-year decrease for the three months ended June 30, 2017 was primarily due to $6.2 million decrease in final audit premiums and a decline in renewal business premium, partially offset by an increase in new business premium written year-over-year. The increase for the six months ended June 30, 2017 was primarily due to an increase in new business premium, partially offset by a $2.3 million decrease in final audit premiums. The increases in new business premium were primarily driven by higher payroll exposure, partially offset by decreases in average rates of 2.6% and 1.8% for the three and six months ended June 30, 2017, respectively.
Net Premiums Written
Net premiums written were $183.0 million and $379.1 million for the three and six months ended June 30, 2017, respectively, compared to $188.7 million and $377.4 million for the corresponding periods of 2016. Reinsurance premiums ceded were $1.5 million and $3.0 million for the three and six months ended June 30, 2017, respectively, compared to $1.9 million and $3.9 million for the corresponding periods of 2016.
Net Premiums Earned
Net premiums earned were $171.7 million and $347.1 million for the three and six months ended June 30, 2017, respectively, compared to $176.9 million and $349.5 million for the corresponding periods of 2016. Net premiums earned are primarily a function of the amount and timing of net premiums previously written.
The following table shows the percentage change in our in-force premiums, policy count, average policy size, and payroll exposure upon which our premiums are based for California, where 56% of our premiums were generated, and for all other states, excluding California:

	As of June 30, 2017
	Year-to-Date (Decrease) Increase			Year-Over-Year (Decrease) Increase
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	0.4%	0.2%	0.8%	1.1%	0.5%	1.9%
In-force policy count	0.7	(1.8)	3.3	0.8	(3.5)	5.2
Average in-force policy size	(0.3)	2.0	(2.4)	0.3	4.2	(3.2)
In-force payroll exposure	1.8	2.8	1.2	1.7	2.1	1.5
Our in-force premiums and policy count in the LA Area of California declined 7.3% and 10.6%, respectively, year-over-year as of June 30, 2017, while our in-force premiums and policy count in California outside of the LA Area increased 5.9% and 1.3%, respectively, during the same period. The year-over-year increase in overall in-force premiums was primarily driven by higher payroll exposure and increased policy count.
The following table shows our in-force premiums and number of policies in-force for each state with at least five percent of our in-force premiums and all other states combined for the periods presented:

	June 30, 2017		December 31, 2016		June 30, 2016		December 31, 2015
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$348.9	41,346	$348.3	42,120	$347.0	42,858	$352.2	44,080
Florida	39.1	5,527	35.2	5,263	31.2	5,015	29.4	4,735
Illinois	28.4	3,023	30.6	3,106	31.9	3,224	32.5	3,286
Other (33 states and D.C.)	205.0	35,546	204.5	34,333	204.4	33,671	205.4	32,395
Total	$621.4	85,442	$618.6	84,822	$614.5	84,768	$619.5	84,496
Our alternative distribution channels that utilize partnerships and alliances generated $164.0 million and $150.2 million, or 26.4% and 24.4%, of our in-force premiums as of June 30, 2017 and 2016, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnerships and alliances.
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
Net investment income decreased 1.1% and increased 1.9% for the three and six months ended June 30, 2017, respectively, compared to the same periods of 2016. The average pre-tax book yield on invested assets remained consistent at 3.2% as of June 30, 2017 and 2016, and the average tax-equivalent yield on our invested assets (which adjusts the book yield of our investments in tax-advantaged securities to an equivalent pre-tax book yield) was 3.7% in each period. Average invested assets period over period remained relatively consistent. Additionally, Investment income was impacted by certain non-recurring investment management fees and expenses during the second quarter of 2017 that decreased our investment income during the period.
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
Net realized gains on investments were $1.1 million and $3.3 million for the three and six months ended June 30, 2017, respectively, compared to $6.0 million and $7.5 million for the corresponding periods of 2016. The higher net realized gains on investments for the three and six months ended June 30, 2016 was related to the sale of equity securities during the second quarter of 2016, as part of a routine rebalancing of our equity investment portfolio. Net realized gains were partially offset by $0.2 million and $5.3 million in other-than-temporary impairments for the six months ended June 30, 2017 and 2016, respectively.
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
The following table provides the calculation of our calendar year combined ratios.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Loss and LAE ratio	61.8%	63.1%	61.9%	62.7%
Underwriting and other operating expenses ratio	19.0	19.0	19.8	19.9
Commission expense ratio	12.5	12.4	12.4	12.1
Combined ratio	93.3%	94.5%	94.1%	94.7%
We include all of the operating expenses of our holding company in the calculation of our combined ratio, which served to increase our combined ratios by 2.0 and 2.1 percentage points for the three and six months ended June 30, 2017, respectively, compared to 1.6 and 1.7 percentage points for the corresponding periods of 2016.
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

Our loss and LAE ratio decreased 1.3 and 0.8 percentage for the three and six months ended June 30, 2017, compared to the same periods of 2016, while the amount of our losses and LAE decreased 5.0% and 1.8% for the three and six months ended June 30, 2017, respectively. The decrease in the amounts of our loss and LAE were primarily attributable to decreases in net premiums earned and decreases in our current accident year loss estimates. Prior accident year favorable loss development was related to our assigned risk business.
Our current accident year loss and LAE ratios were 63.8% for each of the three and six months ended June 30, 2017, compared to 68.6% and 66.4% for the corresponding periods of 2016. The current accident year loss estimates for the three and six months ended June 30, 2016 were also impacted by $6.5 million in large losses recognized in the second quarter of 2016, which resulted in a 3.7 and 1.9 percentage point increase in the current accident year loss estimates for the three and six months ended June 30, 2016, respectively. The decrease in our current accident year loss and LAE ratio also reflects the continued impact of key business initiatives, including: an emphasis on the settlement of open claims; diversifying our risk exposure across geographic markets; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets.
Excluding the impact from the LPT Agreement, losses and LAE would have been $109.2 million and $119.3 million, or 63.6% and 67.4% of net premiums earned, for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, losses and LAE, excluding the impact of the LPT, would have been $221.0 million and $229.7 million, or 63.7% and 65.7% of net premium earned, respectively.
The table below reflects losses and LAE reserve adjustments and the impact of the LPT on net income before taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Prior accident year favorable loss development, net	$0.3	$2.0	$0.3	$2.3
Amortization of the Deferred Gain related to losses	$2.5	$2.2	$4.9	$4.8
Amortization of the Deferred Gain related to contingent commission	0.6	0.5	1.1	1.0
Impact of LPT Reserve Adjustments	—	3.1	—	3.1
Impact of LPT Contingent Commission Adjustments	—	1.8	—	1.8
Total impact of the LPT on losses and LAE	3.1	7.6	6.0	10.7
Total losses and LAE reserve adjustments	$3.4	$9.6	$6.3	$13.0
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
Our underwriting and other operating expenses ratio was unchanged for the three months ended June 30, 2017 and decreased 0.1 percentage point for the six months ended June 30, 2017, each compared to the corresponding periods of 2016. Underwriting and other operating expenses decreased 3.0% and 1.9% for the three and six months ended June 30, 2017, respectively, compared to the same periods of 2016. The decrease for the three months ended June 30, 2017 was primary due to a $0.7 million decrease in premium taxes and assessments.
During the six months ended June 30, 2017, our premium taxes and assessments decreased $1.4 million and our bad debt expense decreased $0.9 million, partially offset by a $1.4 million increase in our compensation-related expenses, compared to the same period of 2016.
Commission Expense Ratio
Commission expenses include direct commissions to our agents and brokers for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.
Our commission expense ratio increased 0.1 and 0.3 percentage points for the three and six months ended June 30, 2017, respectively, compared to the same periods of 2016. The increases in the commission expense ratios were primarily the result of a nine percent year-over-year increase in the percentage of business produced by our partnerships and alliances (which are subject to a higher commission rate), partially offset by decreases in net premiums earned.

Income Tax Expense
Income tax expense was $7.8 million and $14.1 million for the three and six months ended June 30, 2017, respectively, compared to $7.4 million and $13.3 million for the corresponding periods of 2016. The effective tax rates were 23.9% and 22.7% for the three and six months ended June 30, 2017, respectively, compared to 21.6% and 21.5% for the same periods of 2016. Tax-advantaged investment income, LPT Reserve Adjustments, Deferred Gain amortization, and certain other adjustments reduced our effective income tax rate below the U.S. statutory rate of 35%.
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
Total cash and investments at the holding company were $43.2 million at June 30, 2017, consisting of $7.3 million of cash and cash equivalents, $4.3 million of short-term investments and $31.6 million of fixed maturity securities. We do not currently have a revolving credit facility because we believe that the holding company's cash needs for the foreseeable future will be met with its cash and investments on hand, as well as dividends available from its insurance subsidiaries.
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
Total cash and investments held by our operating subsidiaries was $2,621.4 million at June 30, 2017, consisting of $33.5 million of cash and cash equivalents, $1.2 million of short-term investments, $2,386.5 million of fixed maturity securities, $199.7 million of equity securities, and $0.5 million of other invested assets. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of June 30, 2017 consisted of $33.1 million of cash and cash equivalents, $155.1 million of publicly-traded equity securities whose proceeds are available within four business days, and $1,191.9 million of highly liquid fixed maturity securities whose proceeds are available within four business days. We believe that our subsidiaries' liquidity needs for the foreseeable future will be met with cash from operations, investment income, and maturing investments.
Each of our insurance subsidiaries is a member of the FHLB. Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis. Currently, none of our subsidiaries has advances outstanding under the FHLB facility.
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events. On July 1, 2017, we entered into a new reinsurance program that is effective through June 30, 2018. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized.
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $1,176.4 million and $1,009.7 million were on deposit at June 30, 2017 and December 31, 2016, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $25.1 million and $27.2 million at June 30, 2017 and December 31, 2016, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts, as appropriate.

The table below shows our net cash flows for the six months ended.

	June 30,
	2017	2016
	(in millions)
Cash and cash equivalents provided by (used in):
Operating activities	$42.6	$42.7
Investing activities	(48.8)	35.6
Financing activities	(18.4)	(6.7)
(Decrease) Increase in cash and cash equivalents	$(24.6)	$71.6
For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2017 included net premiums received of $349.5 million, and investment income received of $44.5 million. These operating cash inflows were partially offset by net claims payments of $216.6 million, underwriting and other operating expenses paid of $79.9 million, and commissions paid of $39.2 million.
Net cash provided by operating activities for the six months ended June 30, 2016 included net premiums received of $349.8 million, and investment income received of $43.6 million. These operating cash inflows were partially offset by net claims payments of $215.1 million, underwriting and other operating expenses paid of $88.8 million, and commissions paid of $40.5 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2017 was primarily related to the investment of premiums received and the reinvestment of funds from maturities, redemptions, and interest income. These investing cash outflows were partially offset by investment sales whose proceeds were used to fund claims payments, underwriting and other operating expenses, stockholder dividend payments, and common stock repurchases.
Net cash provided by investing activities for the six months ended 2016 was primarily related to proceeds from the sales, maturities, and redemptions of investments, partially offset by the purchases of fixed maturity and equity securities.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2017 was primarily related to stockholder dividend payments and the redemption of notes payable.
Net cash used in financing activities for the six months ended June 30, 2016 included purchases of our common stock and stockholder dividend payments. These financing cash outflows were offset by net proceeds from stock-based compensation, mainly proceeds and income tax benefits from exercises of stock options.
Dividends
Stockholder dividends paid were $9.8 million and $5.9 million for the six months ended June 30, 2017 and 2016, respectively. On July 26, 2017, the Board of Directors declared a $0.15 dividend per share and eligible RSU and PSU, payable August 23, 2017, to stockholders of record on August 9, 2017.
Share Repurchases
On February 16, 2016, the Board of Directors authorized a share repurchase program for up to $50.0 million of our common stock from February 22, 2016 through February 22, 2018 (the 2016 Program). Through June 30, 2017, we repurchased a total of 724,381 shares of common stock under the 2016 Program at an average price of $29.08 per share, including commissions, for a total cost of $21.1 million. We made no repurchases of common stock during the six months ended June 30, 2017.
Capital Resources
As of June 30, 2017, the capital resources available to us consisted of: (i) $20.0 million of notes payable consisting of surplus notes maturing in 2034; (ii) $899.2 million of stockholders’ equity; and (iii) the $168.9 million Deferred Gain.

Notes Payable
In May of 2017, we redeemed $12.0 million of notes payable for $9.9 million, resulting in a $2.1 million gain.
Contractual Obligations and Commitments
The following table identifies our debt and contractual obligations as of June 30, 2017.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$28.2	$4.6	$9.2	$5.6	$8.8
Purchase obligations	7.0	3.0	2.4	1.6	—
Notes payable(1)	38.2	1.1	2.1	2.1	32.9
Capital leases	0.6	0.3	0.2	0.1	—
Losses and LAE reserves (2)(3)	2,284.9	395.9	488.3	286.2	1,114.5
Total contractual obligations	$2,358.9	$404.9	$502.2	$295.6	$1,156.2

(1)	Notes payable includes payments for the principal and estimated interest expense on our surplus notes outstanding based on LIBOR plus a margin. The interest rates used ranged from 5.2% to 5.4%.

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

(3)	The unpaid losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which were as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables for unpaid losses and LAE	$(559.8)	$(29.8)	$(56.6)	$(52.9)	$(420.5)
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total return; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance.
As of June 30, 2017, the total amortized cost of our investment portfolio was $2,485.0 million and its fair value was $2,623.9 million. These investments provide a source of income, which may fluctuate with changes in interest rates and our current investment strategies.
As of June 30, 2017, our investment portfolio, which is classified as available-for-sale, consisted of 92.2% fixed maturity securities. We strive to limit interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.1 at June 30, 2017. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "AA-," using ratings assigned by Standard & Poor's (S&P). Our fixed maturity securities portfolio had a weighted average quality of "AA-" as of June 30, 2017, with 55.6% of the portfolio rated "AA" or better, based on market value.
We also have a modest portfolio of equity securities, which we record at fair value. We strive to limit the exposure to equity price risk associated with equity securities by investing primarily in mid-to-large capitalization issuers and by diversifying our holdings across several industry sectors. Equity securities represented 7.6% of our investment portfolio at June 30, 2017.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.

The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average book yield, and the average tax equivalent yield (each based on the fair value of each category of invested assets) as of June 30, 2017.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield
	(in millions, except percentages)
U.S. Treasuries	$136.0	5.2%	1.8%	1.8%
U.S. Agencies	13.5	0.5	4.1	4.1
States and municipalities	817.1	31.1	3.1	4.5
Corporate securities	1,009.3	38.5	3.1	3.1
Residential mortgage-backed securities	305.8	11.7	3.1	3.1
Commercial mortgage-backed securities	91.3	3.5	2.7	2.7
Asset-backed securities	45.7	1.7	2.5	2.5
Equity securities	199.7	7.6	6.0	7.9
Short-term investments	5.5	0.2	1.1	1.1
Total	$2,623.9	100.0%
Weighted average yield			3.2%	3.7%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of June 30, 2017 by credit rating category, using the lower of ratings assigned by Moody's Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	8.8%
“AA”	46.8
“A”	31.2
“BBB”	12.5
Below investment grade	0.7
Total	100.0%
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
We believe that we have appropriately identified the declines in the fair values of our unrealized losses for the six months ended June 30, 2017. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or principal value upon maturity.
We recognized an impairment of $0.2 million (from one equity security) during the six months ended June 30, 2017. The other-than-temporary impairment recognized during this period was the result of the severity and duration of the change in fair value of this equity security. Certain unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers, and our intent to hold the securities until fair value recovers to above cost.
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, and equity price risk, and are described in detail in our Annual Report on Form 10-K. We have not experienced any material changes in market risk since December 31, 2016.
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of June 30, 2017, our fixed maturity securities portfolio had a duration of 4.1. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2016 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the Company's repurchases of its common stock during the second quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
April 1 – April 30, 2017	—	$—	—	$28.9
May 1 – May 31, 2017	—	—	—	28.9
June 1 – June 30, 2017	—	—	—	28.9
Total	—	$—	—

(1)	Includes fees and commissions paid on stock repurchases.

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

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

			Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Employers Holdings, Inc.		10-Q		3.1	April 27, 2017
10.1	Form of Performance Share Agreement		10-Q		10.2	April 27, 2017
10.2	Form of Restricted Stock Unit Agreement		10-Q		10.3	April 27, 2017
*10.3	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Tracey L. Berg, dated June 26, 2017, and effective as of January 1, 2018		8-K	001-33245	10.1	June 30, 2017
*10.4	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Stephen V. Festa, dated June 26, 2017, and effective as of January 1, 2018		8-K	001-33245	10.2	June 30, 2017
*10.5	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and John P. Nelson, dated June 26, 2017, and effective as of January 1, 2018		8-K	001-33245	10.3	June 30, 2017
*10.6	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Lenard T. Ormsby, dated June 26, 2017, and effective as of January 1, 2018		8-K	001-33245	10.4	June 30, 2017
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
—————
*Represents management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	July 27, 2017	/s/ Michael S. Paquette
Michael S. Paquette
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)