Form 10-Q
period 2017-09-30
Employers Holdings, Inc.
filed 2017-10-26
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	October 19, 2017
Common Stock, $0.01 par value per share	32,430,616 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	September 30, 2017	December 31, 2016
Assets	(unaudited)
Available for sale:
Fixed maturity securities at fair value (amortized cost $2,360.6 at September 30, 2017 and $2,305.9 at December 31, 2016)	$2,416.1	$2,344.4
Equity securities at fair value (cost $119.3 at September 30, 2017 and $116.1 at December 31, 2016)	203.2	192.2
Short-term investments at fair value (amortized cost $5.5 at September 30, 2017 and $16.0 at December 31, 2016)	5.5	16.0
Total investments	2,624.8	2,552.6
Cash and cash equivalents	69.4	67.2
Restricted cash and cash equivalents	1.1	3.6
Accrued investment income	19.3	20.6
Premiums receivable (less bad debt allowance of $9.9 at September 30, 2017 and $9.8 at December 31, 2016)	331.5	304.7
Reinsurance recoverable for:
Paid losses	7.8	8.7
Unpaid losses	553.1	580.0
Deferred policy acquisition costs	48.1	44.3
Deferred income taxes, net	42.8	59.4
Property and equipment, net	15.0	22.2
Intangible assets, net	8.0	8.2
Goodwill	36.2	36.2
Contingent commission receivable—LPT Agreement	31.1	31.1
Unsettled sales of investments	21.4	—
Other assets	25.8	34.6
Total assets	$3,835.4	$3,773.4

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,298.9	$2,301.0
Unearned premiums	331.1	310.3
Total claims and policy liabilities	2,630.0	2,611.3
Commissions and premium taxes payable	53.0	48.8
Accounts payable and accrued expenses	19.8	24.2
Deferred reinsurance gain—LPT Agreement	166.4	174.9
Notes payable	20.0	32.0
Other liabilities	29.1	41.6
Total liabilities	$2,918.3	$2,932.8
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,521,284 and 56,226,277 shares issued and 32,423,929 and 32,128,922 shares outstanding at September 30, 2017 and December 31, 2016, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	377.2	372.0
Retained earnings	832.4	777.2
Accumulated other comprehensive income, net of tax	90.6	74.5
Treasury stock, at cost (24,097,355 shares at September 30, 2017 and December 31, 2016)	(383.7)	(383.7)
Total stockholders’ equity	917.1	840.6
Total liabilities and stockholders’ equity	$3,835.4	$3,773.4
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	(unaudited)		(unaudited)
Net premiums earned	$187.9	$173.3	$535.0	$522.8
Net investment income	18.5	17.9	55.4	54.1
Net realized gains on investments	4.1	1.6	7.4	9.1
Gain on redemption of notes payable	—	—	2.1	—
Other income	0.4	—	0.5	0.6
Total revenues	210.9	192.8	600.4	586.6
Expenses
Losses and loss adjustment expenses	116.9	109.0	332.0	328.0
Commission expense	23.7	21.3	66.7	63.5
Underwriting and other operating expenses	33.6	31.7	102.1	101.6
Interest expense	0.3	0.4	1.1	1.2
Other expenses	7.5	—	7.5	—
Total expenses	182.0	162.4	509.4	494.3
Net income before income taxes	28.9	30.4	91.0	92.3
Income tax expense	7.0	7.8	21.1	21.1
Net income	$21.9	$22.6	$69.9	$71.2
Comprehensive income
Unrealized gains (losses) arising during the period (net of taxes of $1.6 and $(2.3)) for the three months ended September 30, 2017 and 2016, respectively, and $11.3 and $21.5 for the nine months ended September 30, 2017 and 2016, respectively)	$3.0	$(4.2)	$20.9	$39.9
Reclassification adjustment for realized gains in net income (net of taxes of $1.4 and $0.6 for the three months ended September 30, 2017 and 2016, respectively, and $2.6 and $3.2 for the nine months ended September 30, 2017 and 2016, respectively)	(2.7)	(1.0)	(4.8)	(5.9)
Other comprehensive income, net of tax	0.3	(5.2)	16.1	34.0
Total comprehensive income	$22.2	$17.4	$86.0	$105.2

Net realized gains on investments
Net realized gains on investments before impairments	$4.1	$1.6	$7.6	$14.4
Other than temporary impairment recognized in earnings	—	—	(0.2)	(5.3)
Net realized gains on investments	$4.1	$1.6	$7.4	$9.1

Earnings per common share (Note 12):
Basic	$0.67	$0.70	$2.15	$2.19
Diluted	$0.66	$0.69	$2.12	$2.16
Cash dividends declared per common share and eligible RSUs and PSUs	$0.15	$0.09	$0.45	$0.27
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock at Cost	Total Stockholders' Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2017	56,226,277	$0.6	$372.0	$777.2	$74.5	$(383.7)	$840.6
Stock-based obligations	—	—	4.0	—	—	—	4.0
Stock options exercised	169,024	—	3.3	—	—	—	3.3
Vesting of RSUs and PSUs, net of shares withheld to satisfy minimum tax withholding	125,983	—	(2.1)	—	—	—	(2.1)
Dividends declared	—	—	—	(14.7)	—	—	(14.7)
Net income for the period		—	—	69.9	—	—	69.9
Change in net unrealized gains on investments, net of taxes of $8.7		—	—	—	16.1	—	16.1
Balance, September 30, 2017	56,521,284	$0.6	$377.2	$832.4	$90.6	$(383.7)	$917.1

Balance, January 1, 2016	55,589,454	$0.6	$357.2	$682.0	$83.6	$(362.6)	$760.8
Stock-based obligations	—	—	4.3	—	—	—	4.3
Stock options exercised	484,829	—	7.7	—	—	—	7.7
Vesting of RSUs and PSUs, net of shares withheld to satisfy minimum tax withholding	50,691	—	(0.6)	—	—	—	(0.6)
Acquisition of common stock	—	—	—	—	—	(18.6)	(18.6)
Dividends declared	—	—	—	(8.7)	—	—	(8.7)
Net income for the period		—	—	71.2	—	—	71.2
Change in net unrealized gains on investments, net of taxes of $18.3		—	—	—	34.0	—	34.0
Balance, September 30, 2016	56,124,974	$0.6	$368.6	$744.5	$117.6	$(381.2)	$850.1

See accompanying notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Nine Months Ended
	September 30,
	2017	2016
Operating activities	(unaudited)
Net income	$69.9	$71.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6.2	6.4
Stock-based compensation	3.9	4.3
Amortization of premium on investments, net	11.2	11.4
Allowance for doubtful accounts	0.1	(1.5)
Deferred income tax expense	7.9	8.5
Net realized gains on investments	(7.4)	(9.1)
Gain on redemption of notes payable	(2.1)	—
Write-off of previously capitalized costs	7.5	—
Change in operating assets and liabilities:
Premiums receivable	(26.9)	(14.5)
Reinsurance recoverable on paid and unpaid losses	27.8	36.1
Current federal income taxes	(5.2)	3.0
Unpaid losses and loss adjustment expenses	(2.1)	(17.5)
Unearned premiums	20.8	16.7
Payables and other liabilities	(9.8)	(6.2)
Deferred reinsurance gain—LPT Agreement	(8.5)	(11.7)
Contingent commission receivable—LPT Agreement	—	(1.9)
Other	10.5	1.8
Net cash provided by operating activities	103.8	97.0
Investing activities
Purchase of fixed maturity securities	(403.7)	(325.2)
Purchase of equity securities	(13.8)	(38.8)
Purchase of short-term investments	(8.2)	(8.0)
Proceeds from sale of fixed maturity securities	181.8	111.7
Proceeds from sale of equity securities	14.6	70.2
Proceeds from maturities and redemptions of fixed maturity securities	159.3	145.1
Proceeds from maturities of short-term investments	18.7	—
Net change in unsettled investment purchases and sales	(21.4)	—
Capital expenditures and other	(7.8)	(3.9)
Change in restricted cash and cash equivalents	2.5	(0.2)
Net cash used in investing activities	(78.0)	(49.1)
Financing activities
Acquisition of common stock	—	(18.6)
Cash transactions related to stock-based compensation	1.2	7.1
Stockholder dividends paid	(14.7)	(8.8)
Redemption of notes payable	(9.9)	—
Payments on capital leases	(0.2)	(0.1)
Net cash used in financing activities	(23.6)	(20.4)
Net increase in cash and cash equivalents	2.2	27.5
Cash and cash equivalents at the beginning of the period	67.2	56.6
Cash and cash equivalents at the end of the period	$69.4	$84.1
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
In 1999, the Nevada State Industrial Insurance System (the Fund) entered into a retroactive 100% quota share reinsurance agreement (the LPT Agreement) through a loss portfolio transfer transaction with third party reinsurers. The LPT Agreement commenced on June 30, 1999 and will remain in effect until all claims under the covered policies have closed, the LPT Agreement is commuted or terminated, upon the mutual agreement of the parties, or the reinsurers' aggregate maximum limit of liability is exhausted, whichever occurs first. The LPT Agreement does not provide for any additional termination terms. On January 1, 2000, EICN assumed all of the assets, liabilities and operations of the Fund, including the Fund's rights and obligations associated with the LPT Agreement. See Note 8.
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
2. New Accounting Standards
Recently Issued Accounting Standards
In January 2017, the FASB issued ASU Number 2017-04, Intangibles-Goodwill and Other (Topic 350). This update simplifies the measurement of goodwill by eliminating the performance of Step 2 in the goodwill impairment testing. This update allows the testing to be performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge when the carrying amount exceeds fair value. Additionally, this update eliminated the requirements of any reporting unit with a zero or negative carrying value to perform Step 2, but requires disclosure of the amount of goodwill allocated to a reporting unit with zero or negative carrying amount of net assets. This update becomes effective for fiscal years beginning after December 15, 2019. The Company does not expect this update to have a material impact to its consolidated financial condition and results of operations.
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
3. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments were as follows:

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Investments	$2,624.8	$2,624.8	$2,552.6	$2,552.6
Cash and cash equivalents	69.4	69.4	67.2	67.2
Restricted cash and cash equivalents	1.1	1.1	3.6	3.6
Financial liabilities
Notes payable	$20.0	$23.0	$32.0	$33.0
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
The Company uses third party pricing services to assist with its investment accounting function. The ultimate pricing source varies depending on the investment security and pricing service used, but investment securities valued on the basis of observable inputs (Levels 1 and 2) are generally assigned values on the basis of actual transactions. Securities valued on the basis of pricing models with significant unobservable inputs or non-binding broker quotes are classified as Level 3. The Company performs quarterly analyses on the prices it receives from third parties to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source, as it is ultimately management’s responsibility to ensure that the fair values reflected in the Company’s consolidated financial statements are appropriate. If differences are noted in these analyses, the Company may obtain additional information from other pricing services to validate the quoted price.
The Company bases all of its estimates of fair value for assets on the bid prices, when available, as they represent what a third-party market participant would be willing to pay in an arm's length transaction.
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no adjustments to prices obtained from third party pricing services as of September 30, 2017 and December 31, 2016 that were material to the consolidated financial statements.
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

	September 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities
U.S. Treasuries	$—	$132.6	$—	$—	$127.4	$—
U.S. Agencies	—	13.4	—	—	12.8	—
States and municipalities	—	700.4	—	—	851.6	—
Corporate securities	—	1,060.3	—	—	956.7	—
Residential mortgage-backed securities	—	363.2	—	—	258.0	—
Commercial mortgage-backed securities	—	91.6	—	—	95.5	—
Asset-backed securities	—	54.6	—	—	35.4	7.0
Total fixed maturity securities	$—	$2,416.1	$—	$—	$2,337.4	$7.0
Equity securities
Industrial and miscellaneous	$175.6	$—	$—	$167.2	$—	$—
Non-redeemable preferred (FHLB stock)	—	—	4.7	—	—	4.9
Other	22.9	—	—	20.1	—	—
Total equity securities	$198.5	$—	$4.7	$187.3	$—	$4.9
Short-term investments	$—	$5.5	$—	$—	$16.0	$—
Certain cash equivalents, principally money market securities, are measured at fair value using the net asset value (NAV) per share. The following table presents cash equivalents at NAV and total cash and cash equivalents carried at fair value on the Company's Consolidated Balance Sheets.

	September 30, 2017	December 31, 2016
	(in millions)
Cash and cash equivalents at fair value	$30.4	$9.7
Cash equivalents measured at NAV, which approximates fair value	39.0	57.5
Total cash and cash equivalents	$69.4	$67.2
The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs for the nine months ended September 30, 2017 and 2016.

	Level 3 Securities
	2017	2016
	(in millions)
Beginning balance, January 1	$11.9	$—
Transfers (out) of Level 3 (1)	(7.0)	—
Purchases and sales, net	(0.2)	4.9
Ending balance, September 30	$4.7	$4.9

(1)	Transferred from Level 3 to Level 2 because observable market data became available for the securities.

4. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At September 30, 2017
Fixed maturity securities
U.S. Treasuries	$130.3	$2.5	$(0.2)	$132.6
U.S. Agencies	12.8	0.6	—	13.4
States and municipalities	671.0	30.7	(1.3)	700.4
Corporate securities	1,040.3	22.0	(2.0)	1,060.3
Residential mortgage-backed securities	360.1	4.8	(1.7)	363.2
Commercial mortgage-backed securities	91.7	0.5	(0.6)	91.6
Asset-backed securities	54.4	0.3	(0.1)	54.6
Total fixed maturity securities	2,360.6	61.4	(5.9)	2,416.1
Equity securities
Industrial and miscellaneous	102.8	76.4	(3.6)	175.6
Non-redeemable preferred (FHLB stock)	4.7	—	—	4.7
Other	11.8	11.1	—	22.9
Total equity securities	119.3	87.5	(3.6)	203.2
Short-term investments	5.5	—	—	5.5
Total investments	$2,485.4	$148.9	$(9.5)	$2,624.8

At December 31, 2016
Fixed maturity securities
U.S. Treasuries	$124.1	$3.5	$(0.2)	$127.4
U.S. Agencies	11.9	0.9	—	12.8
States and municipalities	833.0	24.7	(6.1)	851.6
Corporate securities	942.3	18.9	(4.5)	956.7
Residential mortgage-backed securities	255.9	4.7	(2.6)	258.0
Commercial mortgage-backed securities	96.1	0.4	(1.0)	95.5
Asset-backed securities	42.6	—	(0.2)	42.4
Total fixed maturity securities	2,305.9	53.1	(14.6)	2,344.4
Equity securities
Industrial and miscellaneous	100.5	67.4	(0.7)	167.2
Non-redeemable preferred (FHLB stock)	4.9	—	—	4.9
Other	10.7	9.4	—	20.1
Total equity securities	116.1	76.8	(0.7)	192.2
Short-term investments	16.0	—	—	16.0
Total investments	$2,438.0	$129.9	$(15.3)	$2,552.6
The amortized cost and estimated fair value of the Company's fixed maturity securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$260.8	$262.2
Due after one year through five years	715.3	737.1
Due after five years through ten years	692.5	713.7
Due after ten years	185.8	193.7
Mortgage and asset-backed securities	506.2	509.4
Total	$2,360.6	$2,416.1

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of September 30, 2017 and December 31, 2016.

	September 30, 2017			December 31, 2016
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in millions, except number of issues data)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$64.7	$(0.1)	25	$33.3	$(0.2)	14
States and municipalities	38.9	(0.5)	10	200.9	(6.1)	50
Corporate securities	211.9	(1.6)	72	289.5	(4.1)	101
Residential mortgage-backed securities	165.1	(1.6)	52	137.5	(2.6)	51
Commercial mortgage-backed securities	35.6	(0.4)	13	48.0	(1.0)	21
Asset-backed securities	26.7	(0.1)	25	30.1	(0.2)	20
Total fixed maturity securities	542.9	(4.3)	197	739.3	(14.2)	257
Equity securities	17.5	(3.2)	30	13.6	(0.6)	28
Total less than 12 months	$560.4	$(7.5)	227	$752.9	$(14.8)	285

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$2.9	$(0.1)	1	$—	$—	—
States and municipalities	21.0	(0.8)	8	—	—	—
Corporate securities	23.5	(0.4)	10	15.2	(0.4)	5
Residential mortgage-backed securities	3.5	(0.1)	3	—	—	—
Commercial mortgage-backed securities	6.3	(0.2)	4	—	—	—
Total fixed maturity securities	57.2	(1.6)	26	15.2	(0.4)	5
Equity securities	4.0	(0.4)	2	1.7	(0.1)	5
Total 12 months or greater	$61.2	$(2.0)	28	$16.9	$(0.5)	10

Total available-for-sale:
Fixed maturity securities
U.S. Treasuries	$67.6	$(0.2)	26	$33.3	$(0.2)	14
States and municipalities	59.9	(1.3)	18	200.9	(6.1)	50
Corporate securities	235.4	(2.0)	82	304.7	(4.5)	106
Residential mortgage-backed securities	168.6	(1.7)	55	137.5	(2.6)	51
Commercial mortgage-backed securities	41.9	(0.6)	17	48.0	(1.0)	21
Asset-backed securities	26.7	(0.1)	25	30.1	(0.2)	20
Total fixed maturity securities	600.1	(5.9)	223	754.5	(14.6)	262
Equity securities	21.5	(3.6)	32	15.3	(0.7)	33
Total available-for-sale	$621.6	$(9.5)	255	$769.8	$(15.3)	295
The Company determined that unrealized losses on fixed maturities for the nine months ended September 30, 2017 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the lack of severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above amortized cost, or principal value upon maturity.

The Company recognized an impairment of $0.2 million (from one equity security) during the nine months ended September 30, 2017. The other-than-temporary impairment recognized during this period was the result of the severity and duration of the change in fair value of this equity security. Certain unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers, and the Company's intent to hold the securities until fair value recovers to above cost.
Net realized gains on investments and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)
Net realized gains on investments
Fixed maturity securities
Gross gains	$3.5	$—	$4.0	$1.3
Gross losses	(0.7)	—	(0.8)	(0.5)
Net realized gains on fixed maturity securities	$2.8	$—	$3.2	$0.8
Equity securities
Gross gains	$1.3	$1.6	$4.4	$14.3
Gross losses	—	—	(0.2)	(6.0)
Net realized gains on equity securities	$1.3	$1.6	$4.2	$8.3
Total	$4.1	$1.6	$7.4	$9.1

Change in net unrealized gains
Fixed maturity securities	$(1.9)	$(10.2)	$17.0	$43.4
Equity securities	2.4	2.1	7.8	8.9
Total	$0.5	$(8.1)	$24.8	$52.3
Net investment income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)
Fixed maturity securities	$17.4	$16.9	$52.4	$50.8
Equity securities	1.7	1.7	5.2	5.4
Cash equivalents and restricted cash	0.2	0.1	0.4	0.2
Gross investment income	19.3	18.7	58.0	56.4
Investment expenses	(0.8)	(0.8)	(2.6)	(2.3)
Net investment income	$18.5	$17.9	$55.4	$54.1
The Company is required by various state laws and regulations to hold securities or letters of credit in depository accounts with certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of September 30, 2017 and December 31, 2016, securities having a fair value of $1,017.7 million and $1,009.7 million, respectively, were on deposit.
Certain reinsurance contracts require the Company's funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at September 30, 2017 and December 31, 2016 was $25.2 million and $27.2 million, respectively.

5. Property and Equipment
Property and equipment consists of the following:

	As of September 30,	As of December 31,
	2017	2016
	(in millions)
Furniture and equipment	$1.7	$2.3
Leasehold improvements	2.9	4.3
Computers and software	54.5	59.0
Automobiles	1.2	1.2
Property and equipment, gross	60.3	66.8
Accumulated depreciation	(45.3)	(44.6)
Property and equipment, net	$15.0	$22.2
Depreciation expenses related to property and equipment for the nine months ended September 30, 2017 was $6.0 million and for the year ended December 31, 2016 was $8.2 million. Internally developed software costs of $1.8 million and $1.3 million were capitalized during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.
Additionally, during the third quarter of 2017, the Company wrote-off $7.5 million of previously capitalized costs relating to the development of information technology capabilities that had not yet been placed in service, which is recognized in Other expenses in the Company's Consolidated Statements of Comprehensive Income. The Company incurred this charge as part of a continual evaluation of its ongoing technology initiatives.
6. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The Company's effective tax rate was 23.2% and 22.9% for the nine months ended September 30, 2017 and 2016, respectively. Tax-advantaged investment income, LPT Reserve Adjustments, Deferred Gain amortization, and certain other adjustments reduced the Company's effective income tax rate below the U.S. statutory rate of 35%.
7. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)
Unpaid losses and LAE, gross of reinsurance, at beginning of period	$2,284.9	$2,332.3	$2,301.0	$2,347.5
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	559.8	598.8	580.0	628.2
Net unpaid losses and LAE at beginning of period	1,725.1	1,733.5	1,721.0	1,719.3
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	119.7	111.1	341.0	343.1
Prior periods	(0.2)	0.8	(0.5)	(1.5)
Total net losses and LAE incurred during the period	119.5	111.9	340.5	341.6
Paid losses and LAE, net of reinsurance, related to:
Current period	23.5	23.7	45.2	42.8
Prior periods	75.3	83.2	270.5	279.6
Total net paid losses and LAE during the period	98.8	106.9	315.7	322.4
Ending unpaid losses and LAE, net of reinsurance	1,745.8	1,738.5	1,745.8	1,738.5
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	553.1	591.5	553.1	591.5
Unpaid losses and LAE, gross of reinsurance, at end of period	$2,298.9	$2,330.0	$2,298.9	$2,330.0
Total net losses and LAE included in the above table excludes the impact of the aggregate of amortization of the deferred reinsurance gain—LPT Agreement, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments, which totaled $2.5 million and $3.0 million for the three months ended September 30, 2017 and 2016, respectively, and $8.5 million and $13.6 million for the nine months ended September 30, 2017 and 2016, respectively (Note 8).

The change in incurred losses and LAE attributable to prior periods was related to the Company's assigned risk business for the nine months ended September 30, 2016.
8. LPT Agreement
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
The Company amortized $2.5 million and $3.0 million of the Deferred Gain for the three months ended September 30, 2017 and 2016, respectively, and $8.5 million and $8.7 million for the nine months ended September 30, 2017 and 2016, respectively. Additionally, the Deferred Gain was reduced by a further $3.1 million and $1.8 million for the nine months ended September 30, 2016, due to a favorable LPT Reserve Adjustment and a favorable LPT Contingent Commission Adjustment, respectively. The remaining Deferred Gain was $166.4 million and $174.9 million as of September 30, 2017 and December 31, 2016, respectively. The estimated remaining liabilities subject to the LPT Agreement were $445.4 million and $465.5 million as of September 30, 2017 and December 31, 2016, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $742.7 million and $722.7 million from inception through September 30, 2017 and December 31, 2016, respectively.
9. Notes Payable
Notes payable is comprised of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Dekania Surplus Note, due April 30, 2034	$10.0	$10.0
Alesco Surplus Note, due December 15, 2034	10.0	10.0
ICONS Surplus Note, due May 26, 2034	—	12.0
Balance	$20.0	$32.0
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
10. Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income:

	September 30, 2017	December 31, 2016
	(in millions)
Net unrealized gains on investments, before taxes	$139.4	$114.6
Deferred tax expense on net unrealized gains	(48.8)	(40.1)
Total accumulated other comprehensive income	$90.6	$74.5

11. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Weighted Average Exercise Price	Aggregate Fair Value on Date of Grant
				(in millions)
March 2017
RSUs(1)	72,020	$37.60	$—	$2.7
PSUs(2)	97,440	37.60	—	3.7

May 2017
RSUs(1)	11,888	$40.35	$—	$0.5

July 2017
RSUs(1)	1,251	43.95	$—	$0.1

(1)
The RSUs awarded in March 2017 were awarded to certain employees of the Company and vest 25% on March 15, 2018, and each of the subsequent three anniversaries of that date. The RSUs are subject to accelerated vesting in certain circumstances, including but not limited to: death, disability, retirement, or in connection with change of control of the Company.

The RSUs awarded in May 2017 and July 2017 were awarded to non-employee Directors of the Company and vest on May 25, 2018.

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
Stock options exercised totaled 169,024 for the nine months ended September 30, 2017, 484,829 for the nine months ended September 30, 2016, and 586,132 for the year ended December 31, 2016.
As of September 30, 2017, the Company had 385,549 options, 331,017 RSUs, and 252,290 PSUs (based on target number awarded) outstanding.

12. Earnings Per Share
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
The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions, except share data)
Net income available to stockholders—basic and diluted	$21.9	$22.6	$69.9	$71.2
Weighted average number of shares outstanding—basic	32,563,800	32,449,617	32,454,443	32,497,478
Effect of dilutive securities:
PSUs	243,470	238,633	262,992	196,898
Stock options	180,421	192,827	212,044	251,068
RSUs	66,294	67,885	77,738	70,429
Dilutive potential shares	490,185	499,345	552,774	518,395
Weighted average number of shares outstanding—diluted	33,053,985	32,948,962	33,007,217	33,015,873
Diluted earnings per share excludes outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options that were excluded from diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Options excluded under the treasury method as the potential proceeds on settlement or exercise price were greater than the value of shares acquired	—	67,431	—	98,021

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
Pricing on our renewals showed overall price decreases of 4.4% and 2.8% versus the rate levels in effect on such business a year ago for the three and nine months ended September 30, 2017, respectively. Despite the competitive market conditions we currently face, through our efforts thus far in 2017, we believe that we have continued to write attractive business in new and existing states and have strengthened our relationships with our business partners. As a result, given the strength of our balance sheet, the strong execution of our underwriting, claims, and investment strategies, and our active capital management, we believe that we are well positioned for the current market cycle.
On August 11, 2017, we entered into a stock purchase agreement (Purchase Agreement) with Partner Reinsurance Company of the U.S. (PRUS) with respect to the acquisition (Acquisition) of all of the outstanding shares of capital stock of PartnerRe Insurance Company of New York (PRNY). The purchase price is equal to the sum of: (i) the amount of statutory capital and surplus of PRNY at closing (which is currently estimated to be approximately $40.0 million); plus (ii) $5.8 million. We expect to fund the Acquisition with cash on hand.
Pursuant to the Purchase Agreement, all liabilities and obligations of PRNY existing as of the closing date, whether known or unknown, will be assumed by PRUS. In addition, PartnerRe Ltd., the parent company of PRUS, has provided us with a Guaranty that unconditionally, absolutely and irrevocably guarantees the full and prompt payment and performance by PRUS of all of its obligations, liabilities and indemnities under the Purchase Agreement and the transactions contemplated thereby.
We will not be acquiring any employees or ongoing business operations pursuant to the Acquisition. The Acquisition is subject to certain closing conditions, including, among other things, approval from the Department of Financial Services of the State of New York.
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

	September 30, 2017	December 31, 2016
	(in millions, except share data)
GAAP stockholders' equity	$917.1	$840.6
Deferred reinsurance gain–LPT Agreement	166.4	174.9
Less: Accumulated other comprehensive income, net	90.6	74.5
Adjusted stockholders' equity(1)	$992.9	$941.0

(1)	Adjusted stockholders' equity is a non-GAAP measure consisting of total GAAP stockholders' equity plus the Deferred Gain, less Accumulated other comprehensive income, net.
Our net income was $21.9 million and $69.9 million for the three and nine months ended September 30, 2017, respectively, compared to $22.6 million and $71.2 million for the corresponding periods of 2016. Our underwriting income was $13.7 million and $34.2 million for the three and nine months ended September 30, 2017, respectively, compared to $11.3 million and $29.7 million for the same periods of 2016. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned.
Our results of operations during the three and nine months ended September 30, 2017 were impacted by a write-off of $7.5 million of previously capitalized costs relating to the development of information technology capabilities that had not yet been placed in service (See —Other Expenses). This charge decreased our net income by $4.9 million during the third quarter of 2017.
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

The components of net income are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)
Gross premiums written	$179.2	$164.4	$561.3	$545.7
Net premiums written	$177.6	$163.0	$556.8	$540.4

Net premiums earned	$187.9	$173.3	$535.0	$522.8
Net investment income	18.5	17.9	55.4	54.1
Net realized gains on investments	4.1	1.6	7.4	9.1
Gain on redemption of notes payable	—	—	2.1	—
Other income	0.4	—	0.5	0.6
Total revenues	210.9	192.8	600.4	586.6

Losses and LAE	116.9	109.0	332.0	328.0
Commission expense	23.7	21.3	66.7	63.5
Underwriting and other operating expenses	33.6	31.7	102.1	101.6
Interest expense	0.3	0.4	1.1	1.2
Other expense	7.5	—	7.5	—
Income tax expense	7.0	7.8	21.1	21.1
Total expenses	189.0	170.2	530.5	515.4
Net income	$21.9	$22.6	$69.9	$71.2
Less amortization of the Deferred Gain related to losses	$2.1	$2.5	$7.0	$7.2
Less amortization of the Deferred Gain related to contingent commission	0.4	0.5	1.5	1.5
Less impact of LPT Reserve Adjustments(1)	—	—	—	3.1
Less impact of LPT Contingent Commission Adjustments(2)	—	—	—	1.8
Net income before impact of the LPT Agreement(3)	$19.4	$19.6	$61.4	$57.6

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

Gross Premiums Written
Gross premiums written were $179.2 million and $561.3 million for the three and nine months ended September 30, 2017, respectively, compared to $164.4 million and $545.7 million for the corresponding periods of 2016. The year-over-year increases for the three and nine months ended September 30, 2017 were primarily due to increases in final audit premiums and increases in new business premium written, partially offset by declines in renewal business premium, year-over-year. Final audit premiums increased $9.4 million and $7.5 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods of 2016, positively impacted by California Assembly Bill 2883, which limited certain officer's payroll from being excluded from the calculation of premiums effective January 1, 2017. The increases in new business premium were primarily driven by higher payroll exposure, partially offset by decreases in average rates.
Net Premiums Written
Net premiums written were $177.6 million and $556.8 million for the three and nine months ended September 30, 2017, respectively, compared to $163.0 million and $540.4 million for the corresponding periods of 2016. Reinsurance premiums ceded were $1.6 million and $4.5 million for the three and nine months ended September 30, 2017, respectively, compared to $1.4 million and $5.3 million for the corresponding periods of 2016.
Net Premiums Earned
Net premiums earned were $187.9 million and $535.0 million for the three and nine months ended September 30, 2017, respectively, compared to $173.3 million and $522.8 million for the corresponding periods of 2016. Net premiums earned are primarily a function of the amount and timing of net premiums previously written.
The following table shows the percentage change in our in-force premiums, policy count, average policy size, and payroll exposure upon which our premiums are based for California, where 56% of our premiums were generated, and for all other states, excluding California:

	As of September 30, 2017
	Year-to-Date (Decrease) Increase			Year-Over-Year (Decrease) Increase
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	1.2%	0.5%	2.2%	1.4%	0.6%	2.3%
In-force policy count	1.1	(2.5)	4.7	0.9	(3.5)	5.3
Average in-force policy size	0.2	3.1	(2.3)	0.5	4.3	(2.8)
In-force payroll exposure	3.0	4.8	2.0	2.9	4.0	2.3
Our in-force premiums and policy count in the LA Area of California declined 6.8% and 10.2%, respectively, year-over-year as of September 30, 2017, while our in-force premiums and policy count in California outside of the LA Area increased 5.4% and 0.9%, respectively, during the same period. The year-over-year increase in overall in-force premiums was primarily driven by higher payroll exposure and increased policy count.
The following table shows our in-force premiums and number of policies in-force for each state with at least five percent of our in-force premiums and all other states combined for the periods presented:

	September 30, 2017		December 31, 2016		September 30, 2016		December 31, 2015
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$349.9	41,051	$348.3	42,120	$347.8	42,550	$352.2	44,080
Florida	40.0	5,611	35.2	5,263	33.3	5,154	29.4	4,735
Illinois	28.7	3,005	30.6	3,106	30.9	3,197	32.5	3,286
Other (33 states and D.C.)	207.7	36,073	204.5	34,333	205.9	34,099	205.4	32,395
Total	$626.3	85,740	$618.6	84,822	$617.9	85,000	$619.5	84,496
Our alternative distribution channels that utilize partnerships and alliances generated $166.4 million and $151.3 million, or 26.6% and 24.5%, of our in-force premiums as of September 30, 2017 and 2016, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnerships and alliances.

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
Net investment income increased 3.4% and 2.4% for the three and nine months ended September 30, 2017, respectively, compared to the same periods of 2016. The average pre-tax book yield on invested assets was 3.2% and 3.1% as of September 30, 2017 and 2016, respectively. The average tax-equivalent yield on our invested assets (which adjusts the book yield of our investments in tax-advantaged securities to an equivalent pre-tax book yield) was unchanged year-over-year at 3.7%. Average invested assets period-over-period remained relatively consistent.
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
Net realized gains on investments were $4.1 million and $7.4 million for the three and nine months ended September 30, 2017, respectively, compared to $1.6 million and $9.1 million for the corresponding periods of 2016. Net realized gains on investments for the three and nine months ended September 30, 2017 and 2016 were primarily related to the sale of fixed maturity and equity securities, resulting from routine rebalancing of our investment portfolio. Net realized gains were partially offset by $0.2 million and $5.3 million in other-than-temporary impairments for the nine months ended September 30, 2017 and 2016, respectively.
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
The following table provides the calculation of our calendar year combined ratios.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Loss and LAE ratio	62.2%	62.9%	62.1%	62.7%
Underwriting and other operating expenses ratio	17.9	18.3	19.1	19.5
Commission expense ratio	12.6	12.3	12.4	12.1
Combined ratio	92.7%	93.5%	93.6%	94.3%
We include all of the operating expenses of our holding company in the calculation of our combined ratio, which served to increase our combined ratios by 1.4 and 1.9 percentage points for the three and nine months ended September 30, 2017, respectively, compared to 1.4 and 1.6 percentage points for the corresponding periods of 2016.
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) continued to decrease year-over-year and, beginning in the first quarter and continuing through the third quarter of 2017, our loss experience indicates a downward movement in medical and indemnity costs per claim that is reflected in our current accident year loss estimate. We believe our current accident year loss estimate is adequate; however, given the long-tail nature of our business, ultimate losses will not be known with any certainty for many years.
Our loss and LAE ratio decreased 0.7 and 0.6 percentage points for the three and nine months ended September 30, 2017, compared to the same periods of 2016, while the amount of our losses and LAE increased 7.2% and 1.2% for the three and nine months ended September 30, 2017, respectively. The increases in the amount of our loss and LAE were primarily attributable to increases in net premiums earned, partially offset by decreases in our current accident year loss estimates. Prior accident year favorable (unfavorable) loss development was related to our assigned risk business for all periods presented.
Our current accident year loss and LAE ratio was 63.7% for each of the three and nine months ended September 30, 2017, compared to 64.1% and 65.6% for the corresponding periods of 2016. The current accident year loss estimate for the nine months ended September 30, 2016 was impacted by $6.5 million in large losses recognized in the second quarter of 2016, which resulted in a 1.2 percentage point increase in the current accident year loss estimate for the nine months ended September 30, 2016. The decrease in our current accident year loss and LAE ratio reflects the continued impact of key business initiatives, including: an emphasis on the settlement of open claims; diversifying our risk exposure across geographic markets; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets.
Excluding the impact from the LPT Agreement, losses and LAE would have been $119.4 million and $112.0 million, or 63.5% and 64.6% of net premiums earned, for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, losses and LAE, excluding the impact of the LPT, would have been $340.5 million and $341.6 million, or 63.6% and 65.3% of net premium earned, respectively.
The table below reflects losses and LAE reserve adjustments and the impact of the LPT on net income before taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)
Prior accident year favorable (unfavorable) loss development, net	$0.2	$(0.8)	$0.5	$1.5
Amortization of the Deferred Gain related to losses	$2.1	$2.5	$7.0	$7.2
Amortization of the Deferred Gain related to contingent commission	0.4	0.5	1.5	1.5
Impact of LPT Reserve Adjustments	—	—	—	3.1
Impact of LPT Contingent Commission Adjustments	—	—	—	1.8
Total impact of the LPT on losses and LAE	2.5	3.0	8.5	13.6
Total losses and LAE reserve adjustments	$2.7	$2.2	$9.0	$15.1
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
Our underwriting and other operating expenses ratio decreased 0.4 percentage points for the three and nine months ended September 30, 2017, respectively, compared to the corresponding periods of 2016. Underwriting and other operating expenses increased 6.0% for the three months ended September 30, 2017 and were relatively unchanged for the nine months ended September 30, 2017, compared to the same periods of 2016. The increase for the three months ended September 30, 2017 was primarily due to a $1.2 million increase in our professional fees compared to the same period of 2016. During the nine months ended September 30, 2017, our bad debt expense decreased $1.2 million and our premium taxes and assessments decreased $0.7 million, offset by a $1.5 million increase in our compensation-related expenses and a $1.0 million increase in our professional fees, compared to the same period of 2016.
Commission Expense Ratio
Commission expenses include direct commissions to our agents and brokers for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.
Our commission expense ratio increased 0.3 percentage points for the three and nine months ended September 30, 2017, respectively, compared to the same periods of 2016. The increases in the commission expense ratios were primarily the result of increases in projected 2017 agency incentive commissions and a nine percent year-over-year increase in the percentage of business produced by our partnerships and alliances, which are subject to a higher commission rate.
Other Expenses
We actively invest in technology and systems across our business with a view toward maximizing efficiency, facilitating customer self-service, and creating increased capacity that will allow us to lower our expense ratios while growing premiums.

During the third quarter of 2017, we wrote-off $7.5 million of previously capitalized costs relating to the development of information technology capabilities that had not yet been placed in service. We incurred this charge as part of a continual evaluation of our ongoing technology initiatives.
Income Tax Expense
Income tax expense was $7.0 million and $21.1 million for the three and nine months ended September 30, 2017, respectively, compared to $7.8 million and $21.1 million for the corresponding periods of 2016. The effective tax rates were 24.2% and 23.2% for the three and nine months ended September 30, 2017, respectively, compared to 25.7% and 22.9% for the same periods of 2016. Tax-advantaged investment income, LPT Reserve Adjustments, Deferred Gain amortization, and certain other adjustments reduced our effective income tax rate below the U.S. statutory rate of 35%.
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
Our insurance subsidiaries' ability to pay dividends to their parent is based on reported capital, surplus, and dividends paid within the last 12 months. During the third quarter of 2017, ECIC made a $38.0 million cash dividend payment to its parent company. As a result of that payment, ECIC's dividend capacity is limited to $0.1 million without prior regulatory approval for the remainder of 2017.
Total cash and investments at the holding company were $76.6 million at September 30, 2017, consisting of $40.8 million of cash and cash equivalents, $4.2 million of short-term investments and $31.6 million of fixed maturity securities. The increase in our cash holdings is in anticipation of funding the acquisition of PRNY. We do not currently have a revolving credit facility because we believe that the holding company's cash needs for the foreseeable future will be met with its cash and investments on hand, as well as dividends available from our insurance subsidiaries.
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
Total cash and investments held by our operating subsidiaries was $2,610.0 million at September 30, 2017, consisting of $21.0 million of cash and cash equivalents, $1.3 million of short-term investments, $2,384.0 million of fixed maturity securities, $203.2 million of equity securities, and $0.5 million of other invested assets. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of September 30, 2017 consisted of $19.9 million of cash and cash equivalents, $160.5 million of publicly traded equity securities whose proceeds are available within three business days, and $1,342.8 million of highly liquid fixed maturity securities whose proceeds are available within three business days. We believe that our subsidiaries' liquidity needs for the foreseeable future will be met with cash from operations, investment income, and maturing investments.
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
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $1,017.7 million and $1,009.7 million were on deposit at September 30, 2017 and December 31, 2016, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $25.2 million and $27.2 million at September 30, 2017 and December 31, 2016, respectively.

Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts, as appropriate.
The table below shows our net cash flows for the nine months ended.

	September 30,
	2017	2016
	(in millions)
Cash and cash equivalents provided by (used in):
Operating activities	$103.8	$97.0
Investing activities	(78.0)	(49.1)
Financing activities	(23.6)	(20.4)
Increase in cash and cash equivalents	$2.2	$27.5
For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2017 included net premiums received of $528.4 million, and investment income received of $67.9 million. These operating cash inflows were partially offset by net claims payments of $314.8 million, underwriting and other operating expenses paid of $96.5 million, and commissions paid of $61.9 million.
Net cash provided by operating activities for the nine months ended September 30, 2016 included net premiums received of $525.0 million, and investment income received of $65.8 million. These operating cash inflows were partially offset by net claims payments of $323.0 million, underwriting and other operating expenses paid of $97.2 million, and commissions paid of $62.3 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 were primarily related to the investment of premiums received and the reinvestment of funds from sales, maturities, redemptions, and interest income. These investing cash outflows were partially offset by investment sales whose proceeds were used to fund claims payments, underwriting and other operating expenses, and stockholder dividend payments, and for common stock repurchases during the nine months ended 2016.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2017 was primarily related to stockholder dividend payments and the redemption of a note payable.
Net cash used in financing activities for the nine months ended September 30, 2016 included purchases of our common stock and stockholder dividend payments, partially offset by net proceeds from exercises of stock options.
Dividends
Stockholder dividends paid were $14.7 million and $8.8 million for the nine months ended September 30, 2017 and 2016, respectively. On October 25, 2017, the Board of Directors declared a $0.15 dividend per share and eligible RSU and PSU, payable November 22, 2017, to stockholders of record on November 8, 2017.
Share Repurchases
On February 16, 2016, the Board of Directors authorized a share repurchase program for up to $50.0 million of our common stock from February 22, 2016 through February 22, 2018 (the 2016 Program). Through September 30, 2017, we repurchased a total of 724,381 shares of common stock under the 2016 Program at an average price of $29.08 per share, including commissions, for a total cost of $21.1 million. We made no repurchases of common stock during the nine months ended September 30, 2017.
Capital Resources
As of September 30, 2017, the capital resources available to us consisted of: (i) $20.0 million in surplus notes maturing in 2034; (ii) $917.1 million of stockholders’ equity; and (iii) the $166.4 million Deferred Gain.

Notes Payable
In May of 2017, we redeemed $12.0 million of notes payable for $9.9 million, resulting in a $2.1 million gain.
Contractual Obligations and Commitments
The following table identifies our debt and contractual obligations as of September 30, 2017.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$27.4	$4.7	$9.3	$5.0	$8.4
Purchase obligations	3.8	2.7	0.9	0.2	—
Notes payable(1)	38.5	1.1	2.2	2.2	33.0
Capital leases	0.9	0.3	0.4	0.2	—
Losses and LAE reserves (2)(3)	2,298.9	394.9	489.5	284.6	1,129.9
Total contractual obligations	$2,369.5	$403.7	$502.3	$292.2	$1,171.3

(1)	Notes payable includes payments for the principal and estimated interest expense on our surplus notes outstanding based on LIBOR plus a margin. The interest rates used ranged from 5.4% to 5.6%.

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

(3)	The unpaid losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which were as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables for unpaid losses and LAE	$(553.1)	$(29.7)	$(56.4)	$(52.7)	$(414.3)
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total return; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance.
As of September 30, 2017, the total amortized cost of our investment portfolio was $2,485.4 million and its fair value was $2,624.8 million. These investments provide a source of income, which may fluctuate with changes in interest rates and our current investment strategies.
As of September 30, 2017, our investment portfolio, which is classified as available-for-sale, consisted of 92.0% fixed maturity securities. We strive to limit interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.1 at September 30, 2017. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "AA-," using ratings assigned by Standard & Poor's (S&P). Our fixed maturity securities portfolio had a weighted average quality of "AA-" as of September 30, 2017, with 54.2% of the portfolio rated "AA" or better, based on market value.
We also have a modest portfolio of equity securities, which we record at fair value. We strive to limit the exposure to equity price risk associated with equity securities by investing primarily in mid-to-large capitalization issuers and by diversifying our holdings across several industry sectors. Equity securities represented 7.7% of our investment portfolio at September 30, 2017.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.

The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average book yield, and the average tax equivalent yield (each based on the fair value of each category of invested assets) as of September 30, 2017.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield
	(in millions, except percentages)
U.S. Treasuries	$132.6	5.1%	1.8%	1.8%
U.S. Agencies	13.4	0.5	4.1	4.1
States and municipalities	700.4	26.7	3.1	4.5
Corporate securities	1,060.3	40.4	3.0	3.0
Residential mortgage-backed securities	363.2	13.8	3.0	3.0
Commercial mortgage-backed securities	91.6	3.5	2.8	2.8
Asset-backed securities	54.6	2.1	2.7	2.7
Equity securities	203.2	7.7	6.1	8.0
Short-term investments	5.5	0.2	1.1	1.1
Total	$2,624.8	100.0%
Weighted average yield			3.2%	3.7%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of September 30, 2017 by credit rating category, using the lower of ratings assigned by Moody's Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	8.6%
“AA”	45.6
“A”	31.8
“BBB”	13.6
Below investment grade	0.4
Total	100.0%
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
We believe that we have appropriately identified the declines in the fair values of our unrealized losses for the nine months ended September 30, 2017. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities until fair value recovers to above cost, or principal value upon maturity.
We recognized an impairment of $0.2 million (from one equity security) during the nine months ended September 30, 2017. The other-than-temporary impairment recognized during this period was the result of the severity and duration of the change in fair value of this equity security. Certain unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers, and our intent to hold the securities until fair value recovers to above cost.
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
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of September 30, 2017, our fixed maturity securities portfolio had a duration of 4.1. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2016 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the Company's repurchases of its common stock during the third quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
July 1 – July 31, 2017	—	$—	—	$28.9
August 1 – August 31, 2017	—	—	—	28.9
September 1 – September 30, 2017	—	—	—	28.9
Total	—	$—	—

(1)	Includes fees and commissions paid on stock repurchases.

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

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

			Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Employers Holdings, Inc.		10-Q		3.1	April 27, 2017
10.1	Form of Performance Share Agreement		10-Q		10.2	April 27, 2017
10.2	Form of Restricted Stock Unit Agreement		10-Q		10.3	April 27, 2017
*10.3	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Tracey L. Berg, dated June 26, 2017, and effective as of January 1, 2018		8-K	001-33245	10.1	June 30, 2017
*10.4	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Stephen V. Festa, dated June 26, 2017, and effective as of January 1, 2018		8-K	001-33245	10.2	June 30, 2017
*10.5	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and John P. Nelson, dated June 26, 2017, and effective as of January 1, 2018		8-K	001-33245	10.3	June 30, 2017
*10.6	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Lenard T. Ormsby, dated June 26, 2017, and effective as of January 1, 2018		8-K	001-33245	10.4	June 30, 2017
10.7	Stock Purchase Agreement, between Employers Group, Inc. and Partner Reinsurance Company of the U.S., dated as of August 11, 2017		8-K	001-33245	10.1	August 15, 2017
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
—————
*Represents management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	October 26, 2017	/s/ Michael S. Paquette
Michael S. Paquette
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)