Form 10-K
period 2017-12-31
Employers Holdings, Inc.
filed 2018-03-01
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 was $1,180,291,866.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	February 15, 2018
Common Stock, $0.01 par value per share	32,705,816 shares outstanding
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the 2018 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements if accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. You should not place undue reliance on these statements, which speak only as of the date of this report. Forward-looking statements include those related to our expected financial position, business, financing plans, litigation, future premiums, revenues, earnings, pricing, investments, business relationships, expected losses, accident year loss estimates, loss experience, loss reserves, acquisitions, competition, the impact of changes in interest rates, rate increases with respect to our business, the impact of key business initiatives, future technologies, and planned investments. Statements including words such as “expect,” “intend,” “plan,” “believe,” “estimate,” “may,” “anticipate,” “will,” or similar statements of a future or forward-looking nature identify forward-looking statements.
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

PART I
Item 1. Business
General
Employers Holdings, Inc. (EHI) is a holding company, which was incorporated in Nevada in 2005. Unless otherwise indicated, all references to “we,” “us,” “our,” the “Company” or similar terms refer to EHI together with its subsidiaries. Through our wholly owned insurance subsidiaries, Employers Insurance Company of Nevada, Employers Compensation Insurance Company, Employers Preferred Insurance Company, and Employers Assurance Company, we are engaged in the commercial property and casualty insurance industry, specializing in workers' compensation products and services. We had 672 full-time employees at December 31, 2017 and our principal executive offices are located at 10375 Professional Circle in Reno, Nevada. Our insurance subsidiaries have each been assigned an A.M. Best Company (A.M. Best) rating of “A-” (Excellent), with a “positive” outlook, which is the 4th highest of 13 A.M. Best ratings.
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
In insurance and reinsurance operations, “float” arises when premiums are received before losses and other expenses are paid, an interval that may extend over many years. During that time, the insurer has the opportunity to invest the money, thereby earning investment income and generating investment gains and losses.
Insurance companies operating at a GAAP combined ratio of greater than 100% can be profitable when investment income and net investment gains are taken into account. The length of time between receiving premiums and paying out losses and other expenses, commonly referred to as the “tail,” can significantly affect how profitable float can be. Long-tail losses, such as workers’ compensation, pay out over longer periods of time providing us the opportunity to generate significant investment earnings from float.
Underwriting income or loss is determined by deducting losses and LAE, commission expenses, and underwriting and other operating expenses from net premiums earned.
Our Strategy
Business Strategy
Our strategy is to pursue profitable growth opportunities across market cycles and maximize total investment returns within the constraints of prudent portfolio management. We pursue profitable growth opportunities by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-term relationships with independent insurance agencies, development and implementation of new technologies, and developing important alternative distribution channels. We continue to execute a number of ongoing business initiatives, including: focusing on internal and customer-facing business process excellence; accelerating the settlement of open claims; diversifying our risk exposure across geographic markets; utilizing a multi-company pricing platform; utilizing territory-specific pricing; and leveraging data-driven strategies to target, price, and underwrite profitable classes of business across all of our markets.

Capital Strategy
We believe that we have a strong capital position. We periodically reassess our capital needs to ensure an optimal use of capital consistent with our goal to create shareholder value over the long-term. Our capital strategy is focused on supporting our business operations by maintaining capital levels commensurate with our desired ratings from independent rating agencies, satisfying regulatory constraints and legal requirements, and sustaining a level of financial flexibility to prudently manage our business through insurance and economic cycles while allowing us to take advantage of investment opportunities, including acquisitions of insurance and insurance-related entities, as and when they arise.
We also believe in returning capital not needed for these purposes to our stockholders through regular quarterly dividends and, when feasible, common stock repurchases. During each of the years ended December 31, 2017, 2016, and 2015, we paid dividends on our common stock of $19.7 million, $11.5 million, and $7.7 million, respectively, and during the three-year period ending December 31, 2017, we repurchased $21.1 million of our common stock. Any future returns of capital to our stockholders are dependent on a variety of factors, including our financial position, holding company liquidity, share price, corporate and regulatory requirements, and other market and economic conditions.
Description of Business
We are a specialty provider of workers' compensation insurance focused on select small businesses in low to medium hazard industries. We employ a disciplined, conservative underwriting approach designed to individually select specific types of businesses, predominantly those in the lowest four of the seven workers' compensation insurance industry-defined hazard groups, that we believe will have fewer and less costly claims relative to other businesses in the same hazard groups. Workers' compensation is provided under a statutory system wherein most employers are required to provide coverage for their employees' medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We operate as a single reportable segment and conduct operations in 37 states and the District of Columbia (D.C.), with a concentration in California, where over one-half of our business is generated.
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
We had total assets of $3.8 billion at December 31, 2017 and 2016. The following table highlights key results of our operations for the last three years.

	Years Ended December 31,
	2017	2016	2015
	(in millions, except ratios)
Net premiums written	$723.7	$694.6	$689.3
Total revenues	801.4	779.8	752.1
Net income	101.2	106.7	94.4

Combined ratio	90.5%	91.8%	94.1%
Impact of the LPT Agreement(1)	1.6%	2.3%	3.0%
Combined ratio before the impact of the LPT Agreement(1)	92.1%	94.1%	97.1%

(1)
The impact of the LPT Agreement includes: (a) amortization of the Deferred Gain; (b) adjustments to LPT Agreement ceded reserves; and (c) adjustments to Contingent commission receivable–LPT Agreement. The Deferred Gain reflects the unamortized gain from our LPT Agreement. Under GAAP, this gain is deferred and is being amortized using the recovery method. Amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the LPT Agreement, except for the contingent profit commission, which is amortized through June 30, 2024. The amortization is reflected in losses and LAE. We periodically reevaluate the remaining direct reserves subject to the LPT Agreement and the expected losses and LAE subject to the contingent profit commission under the LPT Agreement. Our reevaluation results in corresponding adjustments, if needed, to loss reserves, ceded loss reserves, contingent commission receivable, and the Deferred Gain, with the net effect being an increase or decrease to our net income. Combined ratio before impact of the LPT Agreement is not a measurement of financial performance under GAAP, but rather reflects the difference in accounting treatment between statutory accounting principles and GAAP, and should not be considered in isolation or as an alternative to the combined ratio or any other measure of performance derived in accordance with GAAP.

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
Premium Audit
We conduct premium audits on substantially all of our policyholders annually upon the policy expiration. Premium audits allow us to comply with applicable state and reporting bureau requirements and to verify that policyholders have accurately reported their payroll and employee job classifications. We also selectively perform interim audits and/or update renewal payroll on policies in certain classes of business or if unusual claims are filed or concerns are raised regarding projected annual payrolls, which could result in substantial variances at final audit. These variances result in adjustments to our written and earned premiums, as well as our net losses and LAE, in the periods in which they become known.
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
We utilize an outcome-based medical network that incorporates predictive analytics to identify medical providers who achieve superior clinical outcomes for our injured workers that allows us to optimize our provider network and enhance the quality of care. We have also implemented a proactive pharmacy benefit management program that, along with our outcome-based medical network, focuses on reducing claims costs and accelerating injured workers' return to work. We recently implemented our Injured Employee Hotline that allows employees who are injured at work to receive professional nurse consultation by phone when reporting the claim. This service has proven to reduce overall claims costs and is intended to ensure the injured worker receives appropriate and timely medical care.
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
Information Technology
Core Operating Systems
We have an efficient, cost-effective and scalable infrastructure that complements our geographic reach and business model. We continue to invest in technology to automate business processes and advanced data and analytics capabilities that will enable us to lower our expense ratios while growing premiums over the long-term and set a foundation for our future needs. Our technology saves our independent agents, brokers, and policyholders considerable time and maintains our competitiveness in our target markets.
Development and Implementation of New Technologies and Capabilities
We have recently initiated a plan of aggressive development and implementation of new technologies and capabilities that we believe will fundamentally transform and enhance the digital experience of our customers. We have chosen to reinvest the expected financial benefits from corporate income tax reform back into our business over the next several years by greatly accelerating the development and deployment of these new digital capabilities. We believe that these new technological and intellectual capabilities will support our future growth initiatives, provide us with greater pricing precision and flexibility and promote long-term value creation.
We expect that the development and implementation of these new technologies and capabilities will increase our underwriting and other operating expense ratio in 2018 and 2019, as compared to that experienced in prior years. However, we expect that these increased expenses will be more than offset by operational efficiency gains in future periods.
Business Continuity/Disaster Recovery
We maintain business continuity and disaster recovery plans for our critical business functions, including the restoration of information technology infrastructure and applications. We utilize two data centers that act as production facilities and as disaster recovery sites for each other. In addition, we utilize an off-site data storage facility for critical customer and systems data.
Cyber Security
Our operations rely on the secure processing, storage, and transmission of confidential and other information. Our business, including our ability to adequately price products and services, establish reserves, provide an effective and secure service to our customers and report our financial results in a timely and accurate manner, depends significantly on the integrity, availability and timeliness of the data we maintain, as well as the data held by third party outsourcers, service providers and systems.
In an effort to ensure the privacy, confidentiality and integrity of this data, we are continually enhancing our cyber and other information security in order to remain secure against emerging threats, as well as increasing our ability to detect, and recover from, a cyber-attack or unauthorized access.
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

We focus heavily on our in-force premiums, which represent the initial premium on all policies that have not expired or have not been canceled. The following table shows a reconciliation of our gross premiums earned during the years ended December 31, 2017, 2016, and 2015 to in-force premiums as of December 31, 2017, 2016, and 2015:

	2017	2016	2015
	(in millions)
Gross premiums earned	$722.5	$701.6	$698.8
Less: Final audit and retroactive adjustments	85.5	72.6	66.5
Less: Involuntary premium	10.2	10.4	12.8
In-force premium	$626.9	$618.6	$619.5
The following table sets forth our in-force premiums by hazard group and as a percentage of our total in-force premiums as of December 31:

Hazard Group	2017	Percentage of 2017 Total	2016	Percentage of 2016 Total	2015	Percentage of 2015 Total
	(in millions, except percentages)
A	$176.9	28.2%	$162.6	26.3%	$159.6	25.8%
B	159.4	25.4	161.0	26.0	159.2	25.7
C	188.0	30.0	195.7	31.7	203.5	32.8
D	91.9	14.7	88.0	14.2	86.0	13.9
E	9.4	1.5	9.8	1.6	9.7	1.6
F	1.0	0.2	1.3	0.2	1.4	0.2
G	0.3	<0.1	0.2	<0.1	0.1	<0.1
Total	$626.9	100.0%	$618.6	100.0%	$619.5	100.0%
In-force premiums for our top ten types of insureds and as a percentage of our total in-force premiums as of December 31, 2017 were as follows:

Employer Classifications	In-force Premiums	Percentage of Total
	(in millions, except percentages)
Restaurants and Other Eating Places	$173.4	27.6%
Automobile Dealers	46.2	7.4
Traveler Accommodation	45.8	7.3
Offices of Physicians	25.3	4.0
Activities Related to Real Estate	21.3	3.4
Grocery Stores	20.5	3.3
Other Store Retailers	19.3	3.1
Nondurable Goods Merchant Wholesalers	17.7	2.8
Services to Buildings and Dwellings	17.6	2.8
Automotive Repair and Maintenance	14.9	2.4
Total	$402.0	64.1%
We currently write business in 37 states and D.C. Our business is concentrated in California, which makes the results of our operations more dependent on the trends that are unique to that state and that may differ from national trends. State and federal legislation and regulation, court decisions, local competition, economic and employment trends, and workers' compensation medical cost trends can materially impact our financial results.
As of December 31, 2017, our policyholders had average annual in-force premiums of $7,333. We are not dependent on any single policyholder and the loss of any single policyholder would not have a material adverse effect on our business.

The following table shows our in-force premiums and number of policies in-force for each state with at least five percent of our in-force premiums and all other states combined as of December 31:

	2017		2016		2015
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$349.4	40,573	$348.3	42,120	$352.2	44,080
Florida	41.8	5,625	35.2	5,263	29.4	4,735
Illinois	25.6	2,893	30.6	3,106	32.5	3,286
Other (34 states and D.C.)	210.1	36,403	204.5	34,333	205.3	32,395
Total	$626.9	85,494	$618.6	84,822	$619.5	84,496
From 2015 through 2017, our total in-force premiums and number of policies in-force increased slightly, while in-force premiums and policy count in California decreased 0.8% and 8.0%, respectively, reflecting our efforts to continue to diversify and grow our business in new and profitable markets. We cannot be certain how these trends will ultimately impact our consolidated financial position and results of operations.
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
Our premium rates are based upon actuarial analyses for each state in which we do business, except in “administered pricing” states, primarily Florida,Wisconsin, and Idaho, where premium rates are set by state insurance regulators.
Pricing on our renewals showed an overall price decrease of 3.3% for the year ended December 31, 2017, versus the rate level in effect on such business a year earlier. Despite the competitive market conditions we currently face, through our efforts in 2017, we believe that we have continued to write attractive business in new and existing states and have strengthened our relationships with our business partners. Given the strength of our balance sheet, the execution of our underwriting, claims, and investment strategies, and our active capital management, we believe that we are well positioned for the current market cycle.
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
Reinsurance
Reinsurance is a transaction between insurance companies in which an original insurer, or ceding company, remits a portion of its premiums to a reinsurer, or assuming company, as payment for the reinsurer assuming a portion of the risk. Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage in excess of a specified amount, or retention, and up to a specified amount. Any liability exceeding the coverage limits of the reinsurance program is retained by the ceding company. The ceding company also bears the risk of a reinsurer's unwillingness or inability to pay. Consistent with general industry practices, we purchase excess of loss reinsurance to protect us against the impact of large individual, irregularly-occurring losses, and aggregate catastrophic losses from natural perils and terrorism, excluding nuclear, biological, chemical, and radiological events. Such reinsurance reduces the magnitude of such losses on our net income and the capital of our insurance subsidiaries.

Excess of Loss Reinsurance
Our current reinsurance program applies to all covered losses occurring between 12:01 a.m. July 1, 2017 and 12:01 a.m. July 1, 2018 and consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions. The coverage under our annual reinsurance programs that ended July 1, 2017 and 2016 was $190.0 million and $193.0 million, in excess of our $10.0 million and $7.0 million retention on a per occurrence basis, respectively. We are solely responsible for any losses we suffer above $200.0 million except those covered by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (TRIPRA of 2015). See "—Terrorism Risk Insurance Program." Covered losses which occur prior to expiration or cancellation of the agreement continue to be obligations of the subscribing reinsurers, subject to the other conditions in the agreement. The subscribing reinsurers may terminate the agreement only for our breach of the obligations of the agreement. We are responsible for the losses if the subscribing reinsurer cannot or refuses to pay.
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
We believe that our reinsurance program meets our current needs.
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
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775.0 million in cash. The LPT Agreement, which ceded to the reinsurers substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2.0 billion, excluding losses for burial and transportation expenses. The estimated remaining liabilities subject to the LPT Agreement were approximately $438.9 million and $465.5 million, as of December 31, 2017 and 2016, respectively (See Note 10 in the Notes to our Consolidated Financial Statements). Losses and LAE paid with respect to the LPT Agreement totaled approximately $749.3 million and $722.7 million through December 31, 2017 and 2016, respectively.
The reinsurers agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. The LPT Agreement required each reinsurer to place assets supporting the payment of claims by them in a trust that requires collateral be held at a specified level. The level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we may require the reinsurers to contribute additional assets to maintain the required minimum level of collateral. The value of these assets as of December 31, 2017 and 2016 was $380.8 million and $355.7 million, respectively.
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
We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain was recorded as a liability on our Consolidated Balance Sheets as Deferred Gain. We are also entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement. As of December 31, 2017, our estimate of the ultimate expected contingent profit commission was $67.8 million, of which $36.4 million has been settled as of December 31, 2017.
Recoverability of Reinsurance
Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance; however, it does not discharge the ceding company from its primary liability to its policyholders in the event the reinsurer cannot or refuses to pay its obligations under such reinsurance. We monitor the financial strength of our reinsurers and do not believe that we are currently exposed to any material credit risk through our reinsurance arrangements because our reinsurance is recoverable from large, well-capitalized reinsurance companies. At December 31, 2017, $3.5 million of our reinsurance recoverables were collateralized by cash or letters of credit and an additional $380.8 million was held in trust accounts for our benefit in support of reinsurance recoverables related to the LPT Agreement.
The following table provides information regarding our ceded reinsurance recoverables for losses and LAE as of December 31, 2017.

Reinsurer	A.M. Best Rating(1)	Total Paid Losses and LAE	Total Unpaid Losses and LAE	Total
		(in millions)
ACE Property & Casualty Insurance Company	A++	$—	$2.1	$2.1
American Healthcare Indemnity Company	N/R	—	2.2	2.2
Aspen Insurance UK Limited	A	—	4.8	4.8
Chubb Bermuda Insurance Limited	A++	0.7	43.9	44.6
Finial Reinsurance	A-	0.1	5.3	5.4
Hannover Ruck SE	A+	—	9.6	9.6
Lloyd's Syndicates	A	0.1	36.9	37.0
Markel Bermuda Limited	A	—	1.3	1.3
Munich Reinsurance America, Inc.	A+	—	4.1	4.1
National Indemnity Company	A++	3.6	241.4	245.0
National Union Fire Insurance Co of Pittsburgh	A	0.1	1.4	1.5
Partner Reinsurance Co of the US	A	—	1.0	1.0
ReliaStar Life Insurance Company	A	0.1	1.2	1.3
Safety National Casualty Corporation	A+	—	1.8	1.8
St Paul Fire & Marine Insurance Company	A++	—	4.1	4.1
Swiss Reinsurance America Corporation	A+	0.1	9.1	9.2
Tokio Marine America Insurance Company (TMAIC) (US)	A++	0.1	7.8	7.9
XL Bermuda Ltd	A	2.3	153.6	155.9
All Other	Various	—	5.4	5.4
Total		$7.2	$537.0	$544.2

(1)	A.M. Best's highest financial strength ratings for insurance companies are “A++” and “ A+” (Superior), “A” and “A-” (Excellent),
and “B++” and “B+” (Good).
We review the aging of our reinsurance recoverables on a quarterly basis and no material amounts due from our reinsurers have been written-off as uncollectible since our inception in 2000. At December 31, 2017, less than 1.0% of our reinsurance recoverables on paid losses were greater than 90 days overdue.
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
As of December 31, 2017, the total amortized cost of our investment portfolio was $2.5 billion and its fair value was $2.7 billion. These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.
While we oversee all of our investment activities, we employ an independent investment manager (Investment Manager). Our Investment Manager follows our written investment guidelines based upon strategies approved by our Board of Directors and our asset allocation is reevaluated by management and reviewed by the Finance Committee of the Board of Directors on a quarterly basis. We also utilize our Investment Manager's investment advisory services to assist us in developing a tailored set of portfolio targets and objectives.
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
Independent Insurance Agents and Brokers
We establish and maintain strong, long-term relationships with independent insurance agencies that actively market our products and services. We offer ease of doing business, provide responsive service, and pay competitive commissions. Our sales representatives and underwriters work closely with independent agencies to market and underwrite our business. This results in enhanced understanding of the businesses and risks we underwrite and the needs of prospective customers. We do not delegate underwriting authority to agents or brokers. We are not dependent on any one agency and the loss of any one agency would not be material to our operations.
We had approximately 4,000 independent agencies that marketed and sold our insurance products at December 31, 2017. Independent agencies generated 72.8%, 74.7%, and 75.8% of in-force premiums at December 31, 2017, 2016, and 2015, respectively, and our largest agency generated two percent or less of our in-force premiums at each of December 31, 2017, 2016, and 2015.
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
Alternative distribution channels generated 27.0%, 25.1%, and 23.9% of our in-force premiums as of December 31, 2017, 2016, and 2015, respectively.
A significant concentration of our business is being generated by ADP. ADP is the largest payroll services provider in the United States servicing small and medium-sized businesses. As part of its services, ADP sells our workers' compensation insurance product along with its payroll and accounting services through its insurance agency and field sales staff primarily to small businesses. ADP generated 13.9%, 12.4%, and 11.5% of our in-force premiums as of December 31, 2017, 2016, and 2015, respectively. The majority of this business is written through ADP's small business unit, which has accounts of 1 to 50 employees. We pay ADP fees that are a percentage of premiums received for services provided through the ADP program.
Our relationship with ADP is non-exclusive; however, we believe we are a key partner of ADP for our selected markets and classes of business. Our agreement with ADP may be terminated at any time by either party without cause upon a 120 day notice.

Competition and Market Conditions
The insurance industry is highly competitive, and there is significant competition in the national workers' compensation industry that is based on price and quality of services. We compete with other specialty workers' compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, self-insurance funds, and state insurance pools. Many of our competitors are significantly larger, more widely known, and/or possess considerably greater financial resources. Our primary competitors are AmTrust Financial Services, Inc., Berkshire Hathaway Homestate Companies, The Hartford Financial Services Group, Inc., ICW Group, and Travelers Insurance Group Holdings, Inc.
The workers' compensation sector continued to see average medical and indemnity claims costs increase, while the industry overall saw a decline in claim frequency in 2016, the most recent year for which industry data is available.
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
Pooling Arrangements. As a condition to conducting business in some states, insurance companies are required to participate in mandatory workers' compensation shared market mechanisms, or pooling arrangements, which provide workers' compensation insurance coverage to private businesses that are otherwise unable to obtain coverage.
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
Under the Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These risk-based capital (RBC) requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model, known as the “Authorized Control Level” of RBC. At December 31, 2017, each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements.
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
Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, most significantly by the insurance regulators in California, Florida, and Nevada, the states in which our insurance subsidiaries are domiciled. Changes in laws and regulations could have a significant negative impact on our business. As of December 31, 2017, more than one-half of our in-force premiums were generated in California. Accordingly, we are particularly affected by regulation in California.
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
Premiums are based on the particular class of business and our estimates of expected losses and LAE and other expenses related to the policies we underwrite. We analyze many factors when pricing a policy, including the policyholder's prior loss history and industry classification. Inaccurate information regarding a policyholder's past claims experience or inaccurate estimates of expected losses and LAE could put us at risk for mispricing our policies, which could have a material adverse effect on our business, financial condition, and results of operations. For example, when initiating coverage on a policyholder, we must rely on the information provided by the policyholder, agent, or the policyholder's previous insurer(s) to properly estimate future claims expense. In order to set premium rates accurately, we must utilize an appropriate pricing model which correctly assesses risks based on their individual characteristics and takes into account actual and projected industry characteristics.
Our concentration in California ties our performance to the business, economic, demographic, natural perils, competitive, and regulatory conditions in that state.
Our business is concentrated in California, where we generated 56% of our in-force premiums as of December 31, 2017. Accordingly, the loss environment and unfavorable business, economic, demographic, natural perils, competitive, and regulatory conditions in California could negatively impact our business.
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
We have an agreement with our principal distribution partner, ADP, to market and service our insurance products through its sales forces and insurance agencies. ADP generated 13.9% of our total in-force premiums as of December 31, 2017. Our agreement with ADP is not exclusive, and ADP may terminate the agreement without cause upon a 120 day notice. The termination of this agreement, our failure to maintain a good relationship with ADP, or its failure to successfully market our products may materially reduce our revenues and could have a material adverse effect on our results of operations. In addition, we are subject to the risk that ADP may face financial difficulties, reputational issues, or problems with respect to its own products and services, any of which may lead to decreased sales of our products and services. Moreover, if ADP consolidates or aligns itself with another company or changes its products that are currently offered with our workers' compensation insurance products, we may lose business or suffer decreased revenues.

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
Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. Our insurance subsidiaries are currently assigned a group letter rating of “A-” (Excellent) by A.M. Best, with a “positive” outlook, which is the rating agency that we believe has the most influence on our business. This rating is assigned to companies that, in the opinion of A.M. Best, have demonstrated an excellent overall performance when compared to industry standards. A.M. Best considers “A-” (Excellent) rated companies to have an excellent ability to meet their ongoing obligations to policyholders. This rating does not refer to our ability to meet non-insurance obligations.
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
At December 31, 2017, we had $544.2 million of reinsurance recoverables for paid and unpaid losses and LAE, of which $7.2 million was due to us on paid claims.
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
On January 1, 2000, EICN assumed all of the assets, liabilities, and operations of the Fund, including losses incurred by the Fund prior to such date. EICN also assumed the Fund's rights and obligations associated with the LPT Agreement that the Fund entered into with third party reinsurers with respect to its losses incurred prior to July 1, 1995. See “Item 1 -Business -Reinsurance -LPT Agreement.” The reinsurers under the LPT Agreement agreed to assume responsibility for the claims at the benefit levels which existed in June 1999. Accordingly, if the Nevada legislature were to increase the benefits payable for the pre-July 1, 1995 claims, we would be responsible for the increased benefit costs to the extent of the legislative increase.
We could be liable for some or all of those ceded losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers party to such transaction. As of December 31, 2017, the estimated remaining liabilities subject to the LPT Agreement were $438.9 million. If we are unable to collect on these reinsurance recoverables, our financial condition and results of operations could be materially adversely affected.
The LPT Agreement requires each reinsurer to place assets supporting the payment of claims by them in individual trusts that require that collateral be held at a specified level. The collateralization level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we can require the reinsurers to contribute additional assets to maintain the required minimum level. The value of these assets at December 31, 2017 was $380.8 million. If the value of the collateral in the trusts drops below the required minimum level and the reinsurers are unable to contribute additional assets, we could be responsible for substituting a new reinsurer or paying those claims without the benefit of reinsurance. One of the reinsurers has collateralized its obligations under the LPT Agreement by placing shares of stock of a publicly held corporation in a trust. The other reinsurers have placed U.S. treasury and fixed maturity securities in trusts to collateralize their obligations to us. The value of this collateral is subject to market fluctuations.
The LPT Agreement provides us with the ability to commute any contract with the reinsurers to the LPT Agreement if the credit rating of any such reinsurer were to fall below “A-” (Excellent) as determined by A.M. Best.
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
The valuation of our investments, including the determination of the amount of impairments, includes estimates and assumptions and could result in changes to investment valuations that may adversely affect our financial condition and results of operations. We are required to measure equity securities at fair value with changes in fair value recognized in net income, which causes increased volatility in our results of operations. Equity securities represented 7.9% of our total investment portfolio as of December 31, 2017. The use of internally developed valuation techniques may have a material effect on the estimated fair value amounts of our investments and our financial condition.
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
A failure to effectively maintain, enhance and modernize our information technology systems could adversely affect our business.
Our success depends on our ability to maintain effective information technology systems, to enhance those systems to better support our business in an efficient and cost-effective manner and to develop new technologies and capabilities in pursuit of our long-term strategy. We have recently launched an initiative that is focused on developing new technologies and capabilities and enhancing our information technology infrastructure. If we fail to maintain or enhance our existing information technology systems or if we were to experience failure in developing and implementing new technologies, our relationships, ability to do business with our clients and/or our competitive position may be adversely affected. We could also experience other adverse consequences, including additional costs or write-offs of capitalized costs, unfavorable underwriting and reserving decisions, internal control deficiencies and information security breaches resulting in loss or inappropriate disclosure of data. In addition, our system development initiatives may be more costly or time-consuming than anticipated and/or may not deliver the expected benefits upon completion.
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
Provisions of our amended and restated articles of incorporation and amended and restated by-laws could discourage, delay, or prevent a merger, acquisition, or other change in control of us, even if our stockholders might consider such a change in control to be favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect Directors and take other corporate actions. In particular, our amended and restated articles of incorporation and amended and restated by-laws currently include provisions:

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
Federal corporate tax reform considerations.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted (Enactment), which significantly revised U.S. corporate income tax law by, among other things, reducing the corporate statutory income tax rate from 35% to 21%, beginning January 1, 2018. This reduction in the corporate statutory income tax rate required us to re-evaluate certain of our deferred tax assets and liabilities, as of the date of Enactment, to reflect the revised income tax rates applicable to future periods.
We were required to base certain of our income tax estimates and assumptions on incomplete information and/or preliminary interpretations of the effects of Enactment. As a result, we may need to reflect further adjustments to our deferred tax assets and liabilities recorded as of December 31, 2017 in future periods upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of that date that, if known at that time, would have affected the income tax effects initially reported.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of February 1, 2018, we leased 205,901 square feet of office space in 6 states, including our principal executive offices located in Reno, Nevada. We believe that our existing office space is adequate for our current needs. We will continue to enter into or exit lease agreements to address future space requirements, as necessary.
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
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “EIG.” There were 937 registered holders of record as of February 15, 2018. The high and low New York Stock Exchange sales prices and cash dividends declared per share of our common stock for the last two fiscal years were as follows:

	2017			2016
	Stock Price		Cash Dividends Declared	Stock Price		Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$40.55	$35.60	$0.15	$29.21	$22.58	$0.09
June 30	43.55	36.50	0.15	30.53	27.07	0.09
September 30	45.90	38.70	0.15	32.03	27.01	0.09
December 31	50.45	44.35	0.15	39.75	29.25	0.09
We currently expect that quarterly cash dividends will continue to be declared and paid to our stockholders in the future; however, any determination to declare and pay additional or future dividends will be at the discretion of our Board of Directors and will be dependent upon:

•	the surplus and earnings of our subsidiaries and their ability to pay dividends and/or other statutorily permissible payments to their parent;

•	our results of operations and cash flows;

•	our financial position and capital requirements;

•	general business conditions;

•	any legal, tax, regulatory, and/or contractual restrictions on the payment of dividends; and

•	any other factors our Board of Directors deems relevant.
Issuer Purchases of Equity Securities
The following table provides information with respect to the Company's repurchases of its common stock during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
October 1 – October 31, 2017	—	$—	—	$28.9
November 1 – November 30, 2017	—	—	—	28.9
December 1 – December 31, 2017	—	—	—	28.9
Total	—	$—	—

(1)	Includes fees and commissions paid on stock repurchases.

(2)
On February 16, 2016, the Board of Directors authorized a share repurchase program for repurchases of up to $50.0 million of the Company's common stock (the 2016 Program). The 2016 Program provided that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares repurchased depended on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. The 2016 Program expired on February 22, 2018.

On February 21, 2018, the Board of Directors authorized a share repurchase program for repurchases of up to $50.0 million of the Company's common stock (the 2018 Program). The 2018 Program provides that shares may be purchased at prevailing market prices from February 26, 2018 through February 26, 2020 through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2018 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.
Performance Graph
The following information compares the cumulative total return on $100 invested in the common stock of EHI, ticker symbol EIG, for the period commencing at the close of market on December 31, 2012 and ending on December 31, 2017 with the cumulative total return on $100 invested in each of the Standard and Poor's (S&P) 500 Index (S&P 500) and the Standard and Poor's 500 Property-Casualty Insurance Index (S&P P&C Insurance Index). The calculation of cumulative total return assumes the reinvestment of dividends. The following graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

Employers Holdings, Inc.
Cumulative Total Return Performance

	Period Ending
	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Employers Holdings, Inc.	$100.00	$155.21	$116.61	$136.71	$200.78	$228.35
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P 500 P&C Insurance Index	100.00	138.29	160.06	175.32	202.85	248.26

Item 6. Selected Financial Data
The following selected historical consolidated financial data should be read in conjunction with ''Item 7–Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations'' and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2017	2016	2015	2014	2013
Income Statement Data	(in millions, except per share amounts and ratios)
Revenues:
Net premiums earned	$716.5	$694.8	$690.4	$684.5	$642.3
Net investment income	74.6	73.2	72.2	72.4	70.8
Net realized gains (losses) on investments	7.4	11.2	(10.7)	16.3	9.5
Gain on redemption of notes payable	2.1	—	—	—	—
Other income	0.8	0.6	0.2	0.3	0.9
Total revenues	801.4	779.8	752.1	773.5	723.5
Total expenses	657.4	639.1	652.7	666.9	670.4
Net income before income taxes	144.0	140.7	99.4	106.6	53.1
Income tax expense (benefit)	42.8	34.0	5.0	5.9	(10.7)
Net income	$101.2	$106.7	$94.4	$100.7	$63.8
Earnings per common share:
Basic	$3.11	$3.29	$2.94	$3.19	$2.05
Diluted	3.06	3.24	2.90	3.14	2.00
Selected Operating Data
Gross premiums written(1)	$729.7	$701.4	$697.7	$697.7	$689.9
Net premiums written(2)	$723.7	$694.6	$689.3	$687.6	$678.5
Net income before impact of the LPT Agreement(3)(4)(5)	$89.6	$90.1	$74.0	$45.7	$25.9
Earnings per common share before impact of the LPT Agreement(5)
Basic	$2.76	$2.78	$2.31	$1.45	0.83
Diluted	2.71	2.73	2.27	1.43	0.81
Cash dividends declared per common share	0.60	0.36	0.24	0.24	0.24

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data	(in millions)
Cash and cash equivalents	$73.3	$67.2	$56.6	$103.6	$34.5
Total investments	2,677.7	2,552.6	2,487.2	2,448.4	2,344.8
Reinsurance recoverable on paid and unpaid losses	544.2	588.7	635.9	680.2	751.1
Total assets	3,840.1	3,773.4	3,755.8	3,769.7	3,643.5
Unpaid losses and loss adjustment expense	2,266.1	2,301.0	2,347.5	2,369.7	2,330.5
Unearned premiums	318.3	310.3	308.9	310.8	304.0
Deferred reinsurance gain–LPT Agreement(3)(4)	163.6	174.9	189.5	207.0	249.1
Notes payable	20.0	32.0	32.0	92.0	102.0
Total liabilities	2,892.4	2,932.8	2,995.0	3,082.9	3,074.8
Total stockholders' equity	947.7	840.6	760.8	686.8	568.7
Other Financial Data
Total stockholders' equity including deferred reinsurance gain–LPT Agreement(3)(4)(6)	$1,111.3	$1,015.5	$950.3	$893.8	$817.8

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
The table below shows the reconciliation of net income to net income before impact of the LPT Agreement for the periods presented:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in millions)
Net income	$101.2	$106.7	$94.4	$100.7	$63.8
Less amortization of the Deferred Gain related to losses	9.3	9.7	9.5	11.2	12.9
Less amortization of the Deferred Gain related to contingent commission	2.0	2.0	1.9	1.9	1.7
Less impact of LPT Reserve Adjustments(a)	—	3.1	6.4	31.1	19.0
Less impact of LPT Contingent Commission Adjustments(b)	0.3	1.8	2.6	10.8	4.3
Net income before impact of the LPT Agreement	$89.6	$90.1	$74.0	$45.7	$25.9

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
The table below shows the reconciliation of Total stockholders' equity to Total stockholders' equity including the Deferred Gain for the periods presented:

	As of December 31,
	2017	2016	2015	2014	2013
	(in millions)
Total stockholders' equity	$947.7	$840.6	$760.8	$686.8	$568.7
Deferred Gain	163.6	174.9	189.5	207.0	249.1
Total stockholders' equity including the Deferred Gain	$1,111.3	$1,015.5	$950.3	$893.8	$817.8

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
Overview
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to select, small businesses in low to medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance in 37 states and the District of Columbia, with a concentration in California, where over one-half of our business is generated. Our revenues are primarily comprised of net premiums earned, net investment income, and net realized gains on investments.
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
Our underwriting results have improved over the past several years. This improvement reflects the increased pricing flexibility afforded to us through the use of multiple writing companies within states and territorial pricing in California. In addition, our ongoing underwriting initiatives, which are described below, have allowed us to expand our operations while also focusing on under-performing classes of business, as needed.
Pricing on our renewals showed an overall price decrease of 3.3% for the year ended December 31, 2017, versus the rate level in effect on such business a year earlier. Despite the competitive market conditions we currently face, through our efforts in 2017, we believe that we have continued to write attractive business in new and existing states and have strengthened our relationships with our business partners. Given the strength of our balance sheet, the execution of our underwriting, claims, and investment strategies, and our active capital management, we believe that we are well positioned for the current market cycle.
On August 11, 2017, we entered into a stock purchase agreement (Purchase Agreement) with Partner Reinsurance Company of the U.S. (PRUS) with respect to the acquisition (Acquisition) of all of the outstanding shares of capital stock of PartnerRe Insurance Company of New York (PRNY). The purchase price is equal to the sum of: (i) the amount of statutory capital and surplus of PRNY at closing (which is currently estimated to be approximately $40.0 million); and (ii) $5.8 million. We expect to fund the Acquisition with cash on hand.
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

	December 31,
	2017	2016
	(in millions, except share data)
GAAP stockholders' equity	$947.7	$840.6
Deferred reinsurance gain–LPT Agreement	163.6	174.9
Less: Accumulated other comprehensive income, net	107.4	74.5
Adjusted stockholders' equity(1)	$1,003.9	$941.0

(1)	Adjusted stockholders' equity is a non-GAAP measure consisting of total GAAP stockholders' equity plus the Deferred Gain, less Accumulated other comprehensive income, net.
Our net income was $101.2 million, $106.7 million, and $94.4 million in 2017, 2016, and 2015, respectively, and our underwriting income was $68.0 million, $57.3 million, and $40.4 million for the same periods, respectively. The key factors that affected our financial performance during the previous two years included:

•	Losses and LAE decreased slightly in 2017 and 3% in 2016, each compared to the previous year;

•	Underwriting and other operating expenses increased 3% in 2017 and 1% in 2016, each compared to the previous year;

•	Net realized gains (losses) on investments of $7.4 million, $11.2 million, and $(10.7) million in 2017, 2016, and 2015, respectively; and

•	Income tax expense was $42.8 million ($35.8 million excluding the impact of the enactment of tax reform), $34.0 million, and $5.0 million in 2017, 2016, and 2015, respectively.
We continue to execute a number of ongoing business initiatives, including: focusing on internal and customer-facing business process excellence; accelerating the settlement of open claims; diversifying our risk exposure across geographic markets; utilizing a multi-company pricing platform; utilizing territory-specific pricing; development and implementation of new technologies and capabilities; and leveraging data-driven strategies to target, price, and underwrite profitable classes of business across all of our markets.
The following items were included in our 2017 results of operations: (1) favorable prior year accident year loss development of $18.5 million, including $17.4 million of favorable development on our voluntary business and $1.1 million of favorable development on our assigned risk business, which decreased our losses and LAE by the same amount; (2) a write-off of $7.5 million of previously capitalized costs relating to the development of information technology capabilities that had not yet been placed in service (See –Other expenses); (3) a $7.0 million increase in our income tax expense resulting from a reduction of our net deferred tax asset resulting from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 (Enactment), which reduced the statutory rate from 35% to 21% beginning in 2018 (See –Income tax expense); and (4) an increase in the contingent commission receivable under the LPT Agreement, which resulted in a $0.3 million cumulative adjustment to the Deferred Gain, and reduced our losses and LAE by the same amount (LPT Contingent Commission Adjustment). Collectively, these items increased our net income before taxes by $11.3 million and increased our income tax expense by $7.0 million for the year ended December 31, 2017.
The following items were included in our 2016 results of operations: (1) favorable prior year accident year loss development of $18.4 million, including $17.0 million of favorable development on our voluntary business and $1.4 million of favorable development on our assigned risk business, which decreased our losses and LAE by the same amount; (2) favorable development in the estimated reserves ceded under the LPT Agreement, which resulted in a $3.1 million cumulative adjustment to the Deferred Gain and reduced our losses and LAE by the same amount (LPT Reserve Adjustment); and (3) an increase in the contingent commission receivable under the LPT Agreement, which resulted in a $1.8 million cumulative adjustment to the Deferred Gain, and reduced our losses and LAE by the same amount (LPT Contingent Commission Adjustment). Collectively, these items increased our net income before taxes by $23.3 million for the year ended December 31, 2016.
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
The components of net income are set forth in the following table:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Gross premiums written	$729.7	$701.4	$697.7
Net premiums written	$723.7	$694.6	$689.3

Net premiums earned	$716.5	$694.8	$690.4
Net investment income	74.6	73.2	72.2
Net realized gains (losses) on investments	7.4	11.2	(10.7)
Gain on redemption of notes payable	2.1	—	—
Other income	0.8	0.6	0.2
Total revenues	801.4	779.8	752.1

Losses and LAE	417.2	417.9	429.4
Commission expense	91.4	83.5	85.4
Underwriting and other operating expenses	139.9	136.1	135.2
Interest expense	1.4	1.6	2.7
Other expense	7.5	—	—
Total expenses	657.4	639.1	652.7
Income tax expense	42.8	34.0	5.0
Net income	$101.2	$106.7	$94.4
Less amortization of the Deferred Gain related to losses	9.3	9.7	9.5
Less amortization of the Deferred Gain related to contingent commission	2.0	2.0	1.9
Less impact of LPT Reserve Adjustments(1)	—	3.1	6.4
Less impact of LPT Contingent Commission Adjustments(2)	0.3	1.8	2.6
Net income before impact of the LPT Agreement(3)	$89.6	$90.1	$74.0

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

Gross Premiums Written
Gross premiums written were $729.7 million, $701.4 million, and $697.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. The increase in 2017 was primarily due to increases in new business premium written and final audit premiums, partially offset by declines in renewal business premium, year-over-year. Final audit premiums increased $10.8 million, compared to 2016, positively impacted by California Assembly Bill 2883 (AB 2883), which limited certain officers' payroll from being excluded from the calculation of premiums effective January 1, 2017. In October 2017, California passed Senate Bill 189 (SB 189), which expanded the scope of employees that qualify for these exclusions. SB 189 goes into effect on July 1, 2018 and is expected to reverse some of the benefits of AB 2883 beginning in 2018. The increase in gross premiums written in 2016 was primarily due to a $9.7 million increase in final audit premiums and growth in new business premium, partially offset by lower levels of renewal premiums, year-over-year. The declines in renewal premiums in 2016, compared to 2015, were due to declines in the LA Area of California, partially offset by increases in states outside California, as well as territories outside of the LA Area of California.
Net Premiums Written
Net premiums written were $723.7 million, $694.6 million, and $689.3 million for the years ended December 31, 2017, 2016, and 2015, respectively, which included $6.0 million, $6.8 million, and $8.4 million of reinsurance premiums ceded, respectively. The decreases in reinsurance premiums ceded from 2015 to 2017 reflect the increase in our retention on a per occurrence basis under our current excess of loss reinsurance program compared to earlier periods.
Net Premiums Earned
Net premiums earned were $716.5 million, $694.8 million, and $690.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. Net premiums earned are primarily a function of the amount and timing of net premiums previously written.
The following table shows the percentage change in our in-force premiums, policy count, average policy size, and payroll exposure upon which our premiums are based as of December 31, 2017 and 2016, respectively, overall, for California, where 56% of our premiums were generated, and for all other states, excluding California:

	Percentage Change 2017 Over 2016			Percentage Change 2016 Over 2015
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	1.3%	0.3%	2.7%	(0.1)%	(1.1)%	1.1%
In-force policy count	0.8	(3.7)	5.2	0.4	(4.4)	5.7
Average in-force policy size	0.5	4.1	(2.4)	(0.5)	3.5	(4.3)
In-force payroll exposure	3.1	5.7	1.5	0.6	1.1	0.3
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
Net investment income was $74.6 million, $73.2 million, and $72.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. The average pre-tax book yield on our invested assets was 3.1%, 3.1%, and 3.2% at December 31, 2017, 2016, and 2015, respectively. The average tax-equivalent yield on our invested assets (which adjusts the book yield of our investments in tax-advantaged securities to an equivalent pre-tax book yield) was 3.5%, 3.6%, and 3.8% as of the same dates, respectively.
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
Net realized gains (losses) on investments were $7.4 million, $11.2 million, and $(10.7) million for the years ended December 31, 2017, 2016, and 2015, respectively. Net realized gains on investments in 2017 were primarily related to sales of municipal securities, whose proceeds were reinvested in taxable fixed maturity securities, and sales of equity securities as part of a routine rebalancing of our equity portfolio. Those gains were partially offset by $1.4 million in other-than temporary impairments of certain fixed maturity and equity securities due to our intent to sell those securities and/or the severity and duration of the change in fair value of those securities. Net realized gains on investments in 2016 were primarily the result of the sale of equity securities as part of a routine rebalancing of our equity portfolio to meet cash needs at the holding company, and to provide cash to support the internal restructuring of our insurance subsidiaries. Those gains were partially offset by $5.8 million in other-than-temporary impairments of certain equity securities due to our intent to sell those securities, and the downturn in the energy sector during that year. Net realized losses on investments in 2015 were primarily the result of other-than-temporary impairments of certain equity securities during the fourth quarter due to the downturn in the energy sector during that year. Additional information regarding our Investments is set forth under “–Liquidity and Capital Resources–Investments” and Note 6 in the Notes to our Consolidated Financial Statements.
Other Income
Other income consists of net gains on fixed assets, non-investment interest, and other miscellaneous income. Other income was $0.8 million, $0.6 million, and $0.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Losses and LAE, Commission Expenses, and Underwriting and Other Operating Expenses
The following table presents our calendar year combined ratios.

	Years Ended December 31,
	2017	2016	2015
Loss and LAE ratio	58.2%	60.1%	62.2%
Underwriting and other operating expenses ratio	19.5	19.7	19.5
Commission expense ratio	12.8	12.0	12.4
Combined ratio	90.5%	91.8%	94.1%
We include all of the operating expenses of our holding company in the calculation of our combined ratio, which added approximately two percentage points to that ratio in each of the years ended December 31, 2017, 2016, and 2015.
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) continued to decrease year-over-year in 2017 and 2016. In 2017, we saw a slight downward movement in medical and indemnity costs per claim that are reflected in our current accident year loss estimates. Total claims costs have also been reduced by cost savings associated with increased claims settlement activity that continued through 2017. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. We assume that increasing medical and indemnity cost trends will continue to impact our long-term claims costs and current accident year loss estimate, which may be offset by rate increases. Additional information regarding our reserves for losses and LAE is set forth under “–Critical Accounting Policies–Reserves for Losses and LAE.”
Overall, losses and LAE were $417.2 million, $417.9 million, and $429.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. The decrease in our losses and LAE from 2016 to 2017 was primarily due to a lower current accident year loss estimate year-over-year. Net favorable prior accident year loss development in 2017 was $18.5 million, which included $17.4 million of favorable development on our voluntary risk business and $1.1 million of favorable development related to our assigned risk business. The decrease from 2015 to 2016 was primarily related to $18.4 million of net favorable prior accident year loss development (versus $7.2 million of net favorable development in 2015), which included $17.0 million of favorable development on our voluntary risk business and $1.4 million of favorable development related to our assigned risk business. The favorable prior accident year loss development in each period was the result of our determination that adjustments were necessary to reflect observed favorable paid loss trends in each of these years. Paid loss trends have been impacted by cost savings associated with accelerated claims settlement activity that continued through 2017. Additionally, there were favorable LPT Reserve Adjustments of $3.1 million and $6.4 million that decreased losses and LAE by those amounts for the years ended December 31, 2016 and 2015, respectively. There were no LPT Reserve Adjustments in 2017.
Our current accident year loss ratio estimates were 62.4%, 65.2%, and 66.2% for the years ended December 31, 2017, 2016, and 2015, respectively. The decreasing trend in our current accident year loss estimates reflects the continued impact of key business initiatives, including: accelerating the settlement of open claims; diversifying our risk exposure across geographic markets; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets. The current accident year loss estimate for the year ended December 31, 2016 included the impact of $6.5 million in large losses recognized in the second quarter of 2016, which increased the current accident year loss estimate for that year.
Excluding the impact from the LPT Agreement, losses and LAE would have been $428.8 million, $434.5 million, and $449.8 million, or 59.8%, 62.5%, and 65.2% of net premiums earned, for the years ended December 31, 2017, 2016, and 2015, respectively.
The table below reflects losses and LAE reserve adjustments and the impact of the LPT on net income before taxes.

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Prior accident year favorable development, net	$18.5	$18.4	$7.2
Amortization of the Deferred Gain related to losses	$9.3	$9.7	$9.5
Amortization of the Deferred Gain related to contingent commission	2.0	2.0	1.9
Impact of LPT Reserve Adjustments	—	3.1	6.4
Impact of LPT Contingent Commission Adjustments	0.3	1.8	2.6
Total impact of the LPT	11.6	16.6	20.4
Total losses and LAE reserve adjustments	$30.1	$35.0	$27.6
Underwriting and Other Operating Expenses Ratio.
Underwriting and other operating expenses are those costs that we incur to underwrite and maintain the insurance policies we issue, excluding commission. These expenses include premium taxes and certain other general expenses that vary with, and are primarily related to, producing new or renewal business. These policy acquisition costs are variable based on premiums earned. Policyholder dividends, changes in estimates of future write-offs of premiums receivable, general administrative expenses such as salaries and benefits, rent, office supplies, depreciation, and all other operating expenses not otherwise classified separately are also included in Underwriting and other operating expenses. These expenses are more fixed in nature and become a smaller percentage of net premiums earned as premiums increase.
Our underwriting and other operating expenses ratio was 19.5%, 19.7%, and 19.5%, and our underwriting and other operating expenses were $139.9 million, $136.1 million, and $135.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. During the year ended December 31, 2017, our compensation-related expenses increased $2.6 million and professional fees increased $1.9 million, partially offset by a $0.7 million decrease in our premium taxes and assessments, each as compared to 2016. During the year ended December 31, 2016, our compensation-related expenses increased $2.3 million and premium taxes and assessments increased $1.5 million, partially offset by a $3.1 million decrease in our bad debt expense, each as compared to 2015.
Commission Expense Ratio.
Commission expenses include direct commissions to our agents and brokers for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees. Some of our agency contracts contain incentive clauses, and the terms of those agency incentives are specific to individual contracts and vary as a result of agency performance.
Our commission expense ratio was 12.8%, 12.0%, and 12.4%, and our commission expenses were $91.4 million, $83.5 million, and $85.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. The increase in the commission expense ratio in 2017 was primarily the result of increases in agency incentive commissions and an increase in the percentage of business produced by our partnerships and alliances, which are subject to a higher commission rate. The decrease in our commission expense ratio in 2016, compared to 2015, was primarily due to lower agency incentives in 2016.

Other Expenses
We actively invest in technology and systems across our business with a view toward maximizing efficiency, facilitating customer self-service, and creating increased capacity that will allow us to lower our expense ratios while growing premiums.
During the third quarter of 2017, we wrote-off $7.5 million of previously capitalized costs relating to the development of information technology capabilities that had not yet been placed in service. This charge was the result of our continual evaluation of ongoing technology initiatives.
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
Income tax expense was $42.8 million ($35.8 million excluding the impact of Enactment), $34.0 million, and $5.0 million for the years ended December 31, 2017, 2016, and 2015, respectively, representing effective tax rates of 29.7% (24.9% excluding the impact of Enactment), 24.2%, and 5.0% for the years ended December 31, 2017, 2016, and 2015, respectively.
Enactment significantly revised U.S. corporate income tax law by, among other things, reducing the corporate statutory income tax rate from 35% to 21%, beginning January 1, 2018. This reduction in the corporate statutory income tax rate required us to re-evaluate certain of our deferred tax assets and liabilities, as of the date of Enactment, to reflect the revised income tax rates applicable to future periods.
Tax-advantaged investment income, LPT Contingent Commission Adjustments, Deferred Gain amortization and certain other adjustments reduced our income tax expense computed at a statutory rate of 35% by $14.6 million for the year-ended December 31, 2017. These reductions were partially offset by a $7.0 million increase in our income tax expense for the year ended December 31, 2017 due to the re-evaluation of our deferred tax assets and liabilities as of the date of Enactment. In 2016 and 2015, tax-advantaged investment income, LPT Reserve Adjustments, LPT Contingent Commission Adjustments, Deferred Gain amortization and certain other adjustments reduced our income tax expense computed at the statutory 35% rate by $15.3 million and $29.8 million, respectively.
For additional information regarding our income tax expense see Note 8 in the Notes to our Consolidated Financial Statements.
Liquidity and Capital Resources
Holding Company Liquidity
We are a holding company and our ability to fund our operations is contingent upon existing capital and the ability of our subsidiaries to pay dividends up to the holding company. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws and regulations, including laws establishing minimum solvency and liquidity thresholds. We require cash to pay stockholder dividends, repurchase common stock, make interest and principal payments on any outstanding debt obligations, provide additional surplus to our insurance subsidiaries, and fund our operating expenses.
Our insurance subsidiaries' ability to pay dividends to their parent is based on reported capital, surplus, and dividends paid within the last 12 months. For 2018, the maximum dividends that may be paid by EICN, EPIC, and EAC without prior regulatory approval by the respective state insurance regulator are $19.9 million, $15.9 million, and $19.0 million, respectively. ECIC can pay $10.4 million of dividends through August 8, 2018 and $48.4 million thereafter without prior regulatory approval.
Total cash and investments at the holding company were $74.8 million at December 31, 2017, consisting of $39.6 million of cash and cash equivalents, $3.7 million of short-term investments, and $31.5 million of unaffiliated fixed maturity securities. We do not currently have a revolving credit facility because we currently believe that the holding company's cash needs for the foreseeable future will be met with its cash and investments on hand, as well as dividends available from our insurance subsidiaries.
Operating Subsidiaries' Liquidity
The primary sources of cash for our operating subsidiaries, which include our insurance and other operating subsidiaries, are premium collections, investment income, sales and maturities of investments and reinsurance recoveries. The primary uses of cash for our operating subsidiaries are payments of losses and LAE, commission expenses, underwriting and other operating expenses, ceded reinsurance, investment purchases and dividends paid to their parent.
Total cash and investments held by our operating subsidiaries was $2,677.2 million at December 31, 2017, consisting of $34.7 million of cash and cash equivalents, $0.3 million of short-term investments, $2,431.9 million of fixed maturity securities, and $210.3 million of equity securities. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of December 31, 2017 consisted of $33.7 million of cash and cash equivalents, $205.6 million of publicly-traded equity securities whose proceeds are available within three business days, and $1,346.3 million of highly liquid fixed maturity securities whose proceeds are available within three business days. We believe that our subsidiaries' liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
Each of our insurance subsidiaries is a member of the Federal Home Loan Bank (FHLB). Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis. Currently, none of our subsidiaries has advances outstanding under the FHLB facility.
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
Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The amount of capital in our insurance subsidiaries is maintained relative to standardized capital adequacy measures such as risk-based capital (RBC), as established by the National Association of Insurance Commissioners. The RBC standard was designed to provide a measure by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of RBC. Each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements that correspond to any level of regulatory action at December 31, 2017.
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $1,009.7 million were on deposit at each of December 31, 2017 and 2016. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $24.5 million and $27.2 million at December 31, 2017 and 2016, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows. For additional information regarding our cash flows, see Item 8, Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2017	2016	2015
Cash and cash equivalents provided by (used in):	(in millions)
Operating activities	$142.3	$122.8	$116.4
Investing activities	(110.2)	(88.6)	(101.2)
Financing activities	(26.0)	(23.6)	(62.2)
Increase (decrease) in cash and cash equivalents	$6.1	$10.6	$(47.0)
Operating Activities
Net cash provided by operating activities in 2017 included net premiums received of $702.4 million, and investment income received of $90.0 million. These operating cash inflows were partially offset by net claims payments of $419.2 million, underwriting and other operating expenses paid of $123.6 million, and commissions paid of $84.6 million.
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
Investing Activities
Net cash used in investing activities in 2017, 2016, and 2015 was primarily related to the investment of premiums received and the reinvestment of funds from maturities, redemptions, and interest income. These investing cash outflows were partially offset by investment sales whose proceeds were used to fund claims payments, underwriting and other operating expenses, stockholder dividend payments, and for common stock repurchases during 2016.
Financing Activities
Net cash used in financing activities in 2017 was primarily related to stockholder dividend payments and the purchase of a note payable.
Net cash used in financing activities in 2016 included purchases of our common stock and payments of stockholder dividends. These financing cash outflows were partially offset by net proceeds from stock-based compensation, mainly proceeds from exercises of stock options.
Net cash used in financing activities in 2015 included payments of stockholder dividends and repayment of notes payable and capital leases. These financing cash outflows were partially offset by net proceeds from stock-based compensation, mainly proceeds and income tax benefits from exercises of stock options.
Dividends. Dividends paid to stockholders were $19.7 million, $11.5 million, and $7.7 million in 2017, 2016, and 2015, respectively. The declaration and payment of future dividends to common stockholders will be at the discretion of our Board of Directors and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors our Board of Directors deems relevant. On February 21, 2018, the Board of Directors declared a $0.20 dividend per share, payable March 21, 2018, to stockholders of record on March 7, 2018.
Share Repurchases. On February 16, 2016, the Board of Directors authorized a share repurchase program for up to $50.0 million of our common stock from February 22, 2016 through February 22, 2018 (the 2016 Program). The 2016 Program provided that shares of common stock may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares repurchased depended on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. We made no repurchases of common stock during the year ended December 31, 2017. As of December 31, 2017, we had a remaining common stock repurchase authorization of $28.9 million under the 2016 Program. See Item 5, Issuer Purchases of Equity Securities. The 2016 Program expired on February 22, 2018.
On February 21, 2018, the Board of Directors authorized a share repurchase program for repurchases of up to $50.0 million of the Company's common stock (the 2018 Program). The 2018 Program provides that shares may be purchased at prevailing market prices from February 26, 2018 through February 26, 2020 through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2018 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.
Capital Resources
As of December 31, 2017, the capital resources available to us consisted of: (i) $20.0 million in surplus notes maturing in 2034; (ii) $947.7 million of stockholders' equity; and (iii) the $163.6 million Deferred Gain.
The following outlines each component of our total capital resources:
Notes Payable. The surplus notes bear interest at a rate of between 405 and 425 basis points in excess of the 90-day LIBOR per annum, payable quarterly. We may redeem the surplus notes at any time at their face value of $20.0 million, plus accrued and unpaid interest. The surplus notes mature in 2034.
Both the payment of interest and repayment of the surplus notes are subject to the prior approval of the Florida Department of Financial Services.
In May of 2017, EHI purchased one of EPIC's outstanding notes payable in the amount of $12.0 million for $9.9 million, resulting in a $2.1 million gain. As a result of this purchase, that note is considered redeemed and no longer outstanding on a consolidated basis.

Stockholders' Equity. The following table summarizes our beginning and ending stockholders' equity balance and the changes thereto for each of the years ended December 31, 2017, 2016, and 2015:

	December 31,
	2017	2016	2015
	(in millions)
Beginning Balance	$840.6	$760.8	$686.8
Stock-based obligations	6.9	5.8	4.6
Stock options exercised	6.0	9.6	7.6
Shares withheld to satisfy minimum tax withholdings for certain stock-based obligations	(2.2)	(0.6)	(2.7)
Grant date fair value adjustment	(0.2)	—	—
Acquisition of common stock	—	(21.1)	—
Dividends to common stockholders	(19.7)	(11.5)	(7.7)
Excess tax benefit from stock-based compensation	—	—	1.1
Net income for the year	101.2	106.7	94.4
Change in net unrealized gains on investments, net of taxes	15.1	(9.1)	(23.3)
Ending Balance	$947.7	$840.6	$760.8
Deferred Gain. The Deferred Gain, which totaled $163.6 million and $174.9 million as of December 31, 2017 and 2016, respectively, reflects the unamortized gain from the LPT Agreement. See Note 2 in the Notes to our Consolidated Financial Statements.
Contractual Obligations and Commitments. The following table identifies our long-term debt and contractual obligations as of December 31, 2017.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$26.3	$4.8	$9.0	$4.6	$7.9
Non-cancellable contracts	2.7	1.7	0.9	0.1	—
Notes payable(1)	38.9	1.1	2.3	2.3	33.2
Capital leases	1.1	0.3	0.5	0.3	—
Unpaid losses and LAE reserves(2)(3)	2,266.1	393.5	490.8	291.6	1,090.2
Total contractual obligations	$2,335.1	$401.4	$503.5	$298.9	$1,131.3

(1)	Notes payable includes payments of the principal and estimated interest expense on our surplus notes outstanding based on LIBOR plus a margin. The interest rates used ranged from 5.6% to 5.7%.

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

(3)	The unpaid losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which were as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables on unpaid losses and LAE	$(537.0)	$(29.7)	$(56.1)	$(52.1)	$(399.1)
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total return; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance.
As of December 31, 2017, the total amortized cost of our investment portfolio was $2.5 billion and its fair value was $2.7 billion.

These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.
Our Investment Manager follows our written investment guidelines based upon strategies approved by our Board of Directors and our asset allocation is reevaluated by management and reviewed by the Finance Committee of the Board of Directors on a quarterly basis. We also utilize our Investment Manager's investment advisory services to assist us in developing a tailored set of portfolio targets and objectives.
As of December 31, 2017, our investment portfolio, which is classified as available-for-sale, consisted of 92.0% fixed maturity securities. We strive to limit the interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.2 at December 31, 2017. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “AA-,” using ratings assigned by S&P. Our fixed maturity securities portfolio had a weighted average quality of “AA-” as of December 31, 2017, with 54.9% of the portfolio rated “AA” or better, based on market value.
We also have a portfolio of equity securities, which we record at fair value. We strive to limit the exposure to equity price risk associated with equity securities by diversifying our holdings across several industry sectors. Equity securities represented 7.9% of our investment portfolio at December 31, 2017.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average book yield, and the average tax equivalent yield (each based on the fair value of each category of invested assets) as of December 31, 2017.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield(1)
	(in millions, except percentages)
U.S. Treasuries	$137.0	5.1%	1.9%	1.9%
U.S. Agencies	11.8	0.4	4.3	4.3
States and municipalities	642.5	24.0	3.2	4.6
Corporate securities	1,118.0	41.8	3.1	3.1
Residential mortgaged-backed securities	389.3	14.5	3.0	3.0
Commercial mortgaged-backed securities	106.0	4.0	2.8	2.8
Asset-backed securities	58.8	2.2	2.8	2.8
Equity securities	210.3	7.9	5.3	6.7
Short-term investments	4.0	0.1	1.1	1.1
Total investments	$2,677.7	100.0%
Weighted average yield			3.1%	3.5%

(1)	Computed using a statutory income tax rate of 35%.
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of December 31, 2017 by credit rating category, using the lower of the ratings assigned by Moody's Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	8.5%
“AA”	46.4
“A”	32.2
“BBB”	12.6
Below Investment Grade	0.3
Total	100.0%
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
We believe that we have appropriately identified the declines in the fair values of our unrealized losses for the years ended December 31, 2017, 2016, and 2015. We recognized impairments on fixed maturity securities of $0.5 million (consisting of nine securities) during the year ended December 31, 2017. The other-than-temporary impairments recognized during this year were the result of our intent to sell these securities. We determined that the remaining unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The remaining fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the lack of severity and duration of the impairment, the credit quality of the issuers, our intent to not sell the securities, and a determination that it is not more likely than not that we will be required to sell the securities until fair value recovers to above cost, or principal value upon maturity.
We recognized impairments on equity securities of $0.9 million (consisting of seven equity securities), $5.8 million (consisting of thirty-seven equity securities), and $17.2 million (consisting of twenty-seven equity securities) during the years ended December 31, 2017, 2016, and 2015, respectively. The other-than temporary impairments recognized during these years were the result of our intent to sell and/or the severity and duration of the change in fair values of these securities. The impairments on equity securities in 2016 and 2015 were primarily due to the downturn in the energy sector that occurred during the fourth quarter of 2015 and the first quarter of 2016. Certain unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers, and our intent to hold the securities until fair value recovers to above cost.
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
The amount by which estimated losses in the aggregate differ from those previously estimated for a specific time period is known as reserve “development.” Reserve development is unfavorable when losses ultimately settle for more than the amount reserved or subsequent estimates indicate a basis for reserve increases, causing the previously estimated loss reserves to be ''deficient.'' Reserve development is favorable when estimates of ultimate losses indicate a decrease in established reserves, causing the previously estimated loss reserves to be ''redundant.'' Development is reflected in our operating results through an adjustment to incurred losses and LAE during the period in which it is recognized.
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
Our loss reserves (gross and net of reinsurance), including the main components of such reserves, were as follows:

	As of December 31,
	2017	2016
	(in millions)
Case reserves	$986.2	$1,046.9
IBNR	964.4	937.8
LAE reserves	315.5	316.3
Gross unpaid losses and LAE reserves	2,266.1	2,301.0
Less reinsurance recoverables on unpaid losses and LAE	537.0	580.0
Net unpaid losses and LAE reserves	$1,729.1	$1,721.0
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
We compile and aggregate our claims data by grouping the claims according to the year in which the claim occurred (“accident year”) when analyzing claim payment and emergence patterns and trends over time. Additionally, claims data is aggregated and compiled separately for different types of claims, claimant benefits and for different states, territories within states, or groups of states in which we do business.
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
Management formally establishes loss reserves for financial statement purposes on a quarterly basis. In doing so, we make reference to the most current analyses of our Internal Actuary and of the Consulting Actuary, including a review of the assumptions and the results of the various actuarial methods used. Comprehensive studies are conducted in the second and fourth quarters by both our Internal Actuary and the Consulting Actuary. On the alternate quarters, the results of the preceding quarter's studies are updated for actual claim payment and case reserve activity by our Internal Actuary.
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
The table below provides the actuarial range of loss reserves that management considered when selecting its best estimate and our carried reserves.

	As of December 31,
	2017	2016
	(in millions)
Low end of actuarial range	$1,533.1	$1,525.2
Carried reserves	1,729.1	1,721.0
High end of actuarial range	1,916.5	1,884.8
As of December 31, 2017, California and Nevada loss reserves represented approximately 77% of our total loss reserves on our Consolidated Balance Sheet.
In California, our recent loss experience from 2012 through 2017, indicates a slight downward trend in medical severity and a slight upward trend in indemnity severity. The reduction in medical severity can be attributed to a number of factors including California Senate Bill 863 (SB 863), which was enacted in 2012 and largely became effective in 2013/2014. Among the more significant changes, SB 863 introduced independent medical review (IMR) into the dispute resolution process and also introduced filing fees for medical liens. On the indemnity side, various provisions of SB 863 resulted in an overall increase in certain benefits. Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) has decreased year-over-year for the past three years. Aside from the impact of recent regulatory changes, we believe our increased emphasis on claims settlements, as well as our various underwriting initiatives, have contributed to more favorable trends in our California results.
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

We have actively driven a significant increase in claims settlement activity beginning in 2014 and continuing through 2017, which has primarily affected accident years 2009 and forward, that is the result of an internal initiative that emphasizes the settlement of open claims. This settlement activity has been recognized in the actuarial analysis using a methodology developed to adjust the data and loss development patterns to account for the settlements arising from this initiative.
Approximately 60% of our claims payments during the three years ended December 31, 2017 related to medical care for injured workers. The utilization and cost of medical services in the future is a significant source of uncertainty in the establishment of loss reserves for workers' compensation. Our loss reserves are established based on reviewing the results of actuarial methods, most of which do not contain explicit medical claim cost inflation rates; however, because medical care may be provided to an injured worker over many years, and in some cases decades, the pace of medical claim cost inflation has a significant impact on our ultimate claim payments. For example, if the rate of medical claim cost inflation increases by 1% above the inflation rate that is implicitly included in the loss reserves at December 31, 2017, we estimate that future medical costs over the lifetime of current claims would increase by approximately $90.0 million on a net-of-reinsurance basis.
The range of estimates of loss reserves produced by our actuarial reviews of medical cost inflation data provides some indication of the potential variability of future losses and LAE payments; however, the full range of potential variation is difficult to estimate because our insurance subsidiaries do not have a lengthy operating history in many of the states in which we now operate. Our reserve estimates reflect expected increases in the costs of contested claims, but do not assume any losses resulting from significant new legal liability theories. Our reserve estimates also assume that there will not be significant future changes in the regulatory and legislative environment. In the event of significant new legal liability theories or new regulation or legislation, we will attempt to quantify its impact on our business.
If the actual loss reserves were at the high or the low end of the actuarial range, the impact on our financial results would have been as follows:

	December 31,
	2017	2016
Increase (decrease) in reserves	(in millions)
At low end of range	$(196.0)	$(195.8)
At high end of range	187.4	163.8
Increase (decrease) in stockholders' equity and net income
At low end of range	$127.4	$127.3
At high end of range	(121.8)	(106.5)
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

As of December 31,
2017
(in millions)
Low end of actuarial range	$393.3
LPT carried reserves	438.9
High end of actuarial range	507.6
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
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995 for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were $438.9 million as of December 31, 2017. Losses and LAE paid with respect to the LPT Agreement totaled $749.3 million at December 31, 2017. We account for the LPT Agreement as retroactive reinsurance. Entry into the LPT Agreement resulted in a deferred reinsurance gain that was recorded on our Consolidated Balance Sheets as a liability. The Deferred Gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and the amortization is reflected in losses and LAE. Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the Deferred Gain on our Consolidated Balance Sheets and losses and LAE in our Consolidated Statements of Comprehensive Income.
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
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the timing differences are expected to reverse. The effect of the recent change in tax rates on our deferred tax assets and liabilities was recognized in income as of the date of Enactment.
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
We recognize deferred tax assets when it is determined that such assets are more likely than not to be realized in future periods. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, projected future tax rates, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce our provision for income taxes.

We were required to base certain of our income tax estimates and assumptions on incomplete information and/or preliminary interpretations of the effects of Enactment. As a result, we may need to reflect further adjustments to our deferred tax assets and liabilities recorded as of December 31, 2017 in future periods upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of that date that, if known at that time, would have affected the income tax effects initially reported.
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
We use third party pricing services to assist us with our investment accounting function. The fair values of our available-for-sale fixed maturity and equity securities are based on quoted market prices, when available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs in accordance with GAAP guidance. The Company obtains a quoted price for each security from third party pricing services, which is derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. The Company also performs quarterly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If differences are noted in this review, the Company may obtain additional information from other pricing services to validate the quoted price (See Note 5 in the Notes to our Consolidated Financial Statements).
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
New Accounting Standards
Recently Issued Accounting Standards
In February 2018, the Financial Accounting Standards Board (FASB) issued ASU Number 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Enactment. This update becomes effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for reporting periods for which financial statements have not yet been issued and should be applied in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We elected to early adopt this update and, accordingly, reclassified $17.8 million of net tax effects resulting from Enactment from Accumulated other comprehensive income, net of tax, to Retained earnings at December 31, 2017.
In January 2017, the FASB issued ASU Number 2017-04, Intangibles-Goodwill and Other (Topic 350). This update simplifies the measurement of goodwill by eliminating the performance of Step 2 in the goodwill impairment testing. This update allows the testing to be performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge when the carrying amount exceeds fair value. Additionally, this update eliminates the requirements of any reporting unit with a zero or negative carrying value to perform Step 2, but requires disclosure of the amount of goodwill allocated to a reporting unit with zero or negative carrying amount of net assets. This update becomes effective for fiscal years beginning after December

15, 2019. We do not expect that this update will have a material impact to our consolidated financial condition and results of operations.
In March 2017, the FASB issued ASU Number 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20). This update shortens the amortization period on callable debt securities held at a premium to the earliest call date, which now closely aligns the amortization period of premiums and discounts to expectations incorporated in the market pricing on callable debt securities. This update becomes effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. We do not expect that adoption of this update will have a material impact on our consolidated financial condition and results of operations.
In January 2016, the FASB issued ASU Number 2016-01, Financial Instruments - Overall (Subtopic 825-10). This update replaces the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and requires equity securities to be measured at fair value with changes in fair value recognized through net income. Additionally, this update eliminates the disclosure of the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. It requires financial instruments to be measured at fair value using the exit price notion. Furthermore, this update clarifies that an evaluation of deferred tax assets related to available-for-sale securities is needed, in combination with an evaluation of other deferred tax assets, to determine if a valuation allowance is required. This update became effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We determined this update will result in a reclassification adjustment, net of tax, to retained earnings from accumulated other comprehensive income, which will be determined based on the fair value of securities at the effective date of adoption.
In February 2016, the FASB issued ASU Number 2016-02, Leases (Topic 842). This update provides guidance on a new lessee model that includes the recognition of assets and liabilities arising from lease transactions on the balance sheet. Additionally, the update provides clarity on the definition of a lease and the distinction between finance and operating leases. Furthermore, the update requires certain qualitative and quantitative disclosures pertaining to the amounts recorded in the financial statements. This update becomes effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. We have not yet estimated the full impact that the adoption will have on our consolidated financial condition and results of operations. Currently, we are analyzing the impact of the new standard on our current accounting policies, internal controls and lease contracts. Upon completion of these and other assessments, we will evaluate the impact of adopting the new standard on our consolidated financial condition and results of operations.
In May 2014, the FASB issued ASU Number 2014-09, Revenue from Contracts with Customers (Topic 606). This update clarifies the principles for recognizing revenue and develops revenue standards to improve the common revenue recognition guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim reporting periods within that annual reporting period. Insurance contracts are not within the scope of this updated guidance and we have analyzed revenue streams within the current business operation and determined the adoption of this standard will not have an impact on our consolidated financial condition and results of operations.
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
We also bear credit risk with respect to the reinsurers, which can be significant considering that some loss reserves remain outstanding for an extended period of time. We are required to pay losses even if a reinsurer refuses or fails to meet its obligations to us under the applicable reinsurance agreement(s). We continually monitor the financial condition and financial strength ratings of our reinsurers. Additionally, we bear credit risk with respect to premiums receivable, which is generally diversified due to the large number of entities comprising our policyholder base and their dispersion across many different industries and geographies.
Interest Rate Risk

Investments
The fair value of our fixed maturity portfolio is exposed to interest rate risk, which is the risk of a decline in fair value resulting from changes in prevailing interest rates, which we strive to limit by managing duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 4.2 at December 31, 2017. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and the impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of December 31, 2017. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $2,467.4 million as of December 31, 2017, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(308.3)	(12.5)%
200 basis point rise	(208.5)	(8.5)
100 basis point rise	(104.8)	(4.2)
50 basis point decline	51.4	2.1
100 basis point decline	101.8	4.1
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of December 31, 2017, the par value of our commercial and residential mortgage-backed securities holdings was $480.8 million, and the amortized cost was 102.9% of par value. Since a majority of our mortgage-backed securities were purchased at a premium or discount that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The commercial and residential mortgage-backed securities portion of the portfolio totaled 18.5% of total investments as of December 31, 2017. Agency-backed residential mortgage pass-throughs totaled $386.7 million, or 99.3%, of the residential mortgage-backed securities portion of the portfolio as of December 31, 2017.
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
The table below shows the sensitivity of our equity securities to price changes as of December 31, 2017:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Total Equity Securities
Equity securities	$116.7	$210.3	$189.3	$(21.0)	$231.3	$21.0

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
Item 8. Financial Statements and Supplementary Data

Page
Management's Report on Internal Control Over Financial Reporting	47
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	48
Report of Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets as of December 31, 2017 and 2016	50
Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2017, 2016 and 2015	51
Consolidated Statements of Stockholders' Equity for each of the years ended December 31, 2017, 2016 and 2015	52
Consolidated Statements of Cash Flows for each of the years ended December 31, 2017, 2016 and 2015	53
Notes to Consolidated Financial Statements	54

The following Financial Statement Schedules are filed in Item 15 of Part IV of this report:

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	85

Pursuant to Rule 7-05 of Regulation S-X, Financial Statement Schedules I, III, IV, V, and VI have been omitted as the information to be set forth therein is included in the Notes to Consolidated Financial Statements.

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Based on this assessment, management did not identify any material weaknesses in the internal control over financial reporting and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.
The Company's independent registered public accounting firm, Ernst & Young LLP, has independently assessed the effectiveness of the Company's internal control over financial reporting. A copy of their report is included in Item 8 of this report.

March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Employers Holdings, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited Employers Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Employers Holdings, Inc. and Subsidiaries' (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Employers Holdings, Inc. and Subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, the related notes and financial statement schedule listed in the Index at Item 15 and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
San Francisco, California
March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Employers Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Employers Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002
San Francisco, California
March 1, 2018

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
	2017	2016
Assets	(in millions, except share data)
Investments:
Fixed maturity securities at fair value (amortized cost $2,421.0 at December 31, 2017 and $2,305.9 at December 31, 2016)	$2,463.4	$2,344.4
Equity securities at fair value (cost $116.7 at December 31, 2017 and $116.1 at December 31, 2016)	210.3	192.2
Short-term investments at fair value (amortized cost $4.0 at December 31, 2017 and $16.0 at December 31, 2016)	4.0	16.0
Total investments	2,677.7	2,552.6
Cash and cash equivalents	73.3	67.2
Restricted cash and cash equivalents	1.0	3.6
Accrued investment income	19.6	20.6
Premiums receivable (less bad debt allowance of $10.0 at December 31, 2017 and $9.8 at December 31, 2016)	326.7	304.7
Reinsurance recoverable for:
Paid losses	7.2	8.7
Unpaid losses	537.0	580.0
Deferred policy acquisition costs	45.8	44.3
Deferred income taxes, net	28.7	59.4
Property and equipment, net	13.9	22.2
Intangible assets, net	7.9	8.2
Goodwill	36.2	36.2
Contingent commission receivable–LPT Agreement	31.4	31.1
Other assets	33.7	34.6
Total assets	$3,840.1	$3,773.4

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,266.1	$2,301.0
Unearned premiums	318.3	310.3
Total claims and policy liabilities	2,584.4	2,611.3
Commissions and premium taxes payable	55.3	48.8
Accounts payable and accrued expenses	23.7	24.2
Deferred reinsurance gain—LPT Agreement	163.6	174.9
Notes payable	20.0	32.0
Other liabilities	45.4	41.6
Total liabilities	$2,892.4	$2,932.8

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,695,174 and 56,226,277 shares issued and 32,597,819 and 32,128,922 shares outstanding at December 31, 2017 and 2016, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	381.2	372.0
Retained earnings	842.2	777.2
Accumulated other comprehensive income, net of tax	107.4	74.5
Treasury stock, at cost (24,097,355 shares at December 31, 2017 and December 31, 2016)	(383.7)	(383.7)
Total stockholders’ equity	947.7	840.6
Total liabilities and stockholders’ equity	$3,840.1	$3,773.4
See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2017	2016	2015
Revenues	(in millions, except per share data)
Net premiums earned	$716.5	$694.8	$690.4
Net investment income	74.6	73.2	72.2
Net realized gains (losses) on investments	7.4	11.2	(10.7)
Gain on redemption of notes payable	2.1	—	—
Other income	0.8	0.6	0.2
Total revenues	801.4	779.8	752.1

Expenses
Losses and loss adjustment expenses	417.2	417.9	429.4
Commission expense	91.4	83.5	85.4
Underwriting and other operating expenses	139.9	136.1	135.2
Interest expense	1.4	1.6	2.7
Other expenses	7.5	—	—
Total expenses	657.4	639.1	652.7

Net income before income taxes	144.0	140.7	99.4
Income tax expense	42.8	34.0	5.0
Net income	$101.2	$106.7	$94.4

Comprehensive income
Unrealized gains (losses) during the period (net of taxes of $8.9, $(1.0), and $(16.3) for the years ended December 31, 2017, 2016, and 2015, respectively)	$19.9	$(1.8)	$(30.3)
Reclassification adjustment for net realized (gains) losses in net income (net of taxes of $2.6, $3.9, and $(3.7) for the years ended December 31, 2017, 2016, and 2015, respectively)	(4.8)	(7.3)	7.0
Other comprehensive income (loss), net of tax	15.1	(9.1)	(23.3)
Total comprehensive income	$116.3	$97.6	$71.1

Net realized gains (losses) on investments
Net realized gains on investments before impairments on fixed maturity and equity securities	$8.8	$17.0	$6.5
Other than temporary impairments recognized in earnings	(1.4)	(5.8)	(17.2)
Net realized gains (losses) on investments	$7.4	$11.2	$(10.7)

Earnings per common share (Note 18):
Basic	$3.11	$3.29	$2.94
Diluted	$3.06	$3.24	$2.90
Cash dividends declared per common share	$0.60	$0.36	$0.24

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock at Cost	Total Stockholders' Equity
	Shares	Amount
	(in millions, except share data)

Balance, January 1, 2015	54,866,802	$0.6	$346.6	$595.3	$106.9	$(362.6)	$686.8
Stock-based obligations (Note 14)	—	—	4.6	—	—	—	4.6
Stock options exercised	463,466	—	7.6	—	—	—	7.6
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	259,186	—	(2.7)	—	—	—	(2.7)
Dividends declared	—	—	—	(7.7)	—	—	(7.7)
Excess tax benefit from stock-based compensation		—	1.1	—	—	—	1.1
Net income for the year		—	—	94.4	—	—	94.4
Change in net unrealized gains on investments, net of taxes of $(12.6)		—	—	—	(23.3)	—	(23.3)
Balance, December 31, 2015	55,589,454	$0.6	$357.2	$682.0	$83.6	$(362.6)	$760.8

Balance, January 1, 2016	55,589,454	$0.6	$357.2	$682.0	$83.6	$(362.6)	$760.8
Stock-based obligations (Note 14)	—	—	5.8	—	—	—	5.8
Stock options exercised	586,132	—	9.6	—	—	—	9.6
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	50,691	—	(0.6)	—	—	—	(0.6)
Acquisition of common stock (Note 13)	—	—	—	—	—	(21.1)	(21.1)
Dividends declared	—	—	—	(11.5)	—	—	(11.5)
Net income for the year		—	—	106.7	—	—	106.7
Change in net unrealized gains on investments, net of taxes of $(4.9)		—	—	—	(9.1)	—	(9.1)
Balance, December 31, 2016	56,226,277	$0.6	$372.0	$777.2	$74.5	$(383.7)	$840.6

Balance, January 1, 2017	56,226,277	$0.6	$372.0	$777.2	$74.5	$(383.7)	$840.6
Stock-based obligations (Note 14)	—	—	6.9	—	—	—	6.9
Stock options exercised	307,076	—	6.0	—	—	—	6.0
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	161,821	—	(2.2)	—	—	—	(2.2)
Grant date fair value adjustment	—	—	(1.5)	1.3	—	—	(0.2)
Dividends declared	—	—	—	(19.7)	—	—	(19.7)
Net income for the year		—	—	101.2	—	—	101.2
Net impact of tax Enactment on net unrealized gains on investments	—	—	—	(17.8)	17.8	—	—
Change in net unrealized gains on investments, net of taxes of $(6.3)		—	—	—	15.1	—	15.1
Balance, December 31, 2017	56,695,174	$0.6	$381.2	$842.2	$107.4	$(383.7)	$947.7

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2017	2016	2015
Operating activities	(in millions)
Net income	$101.2	$106.7	$94.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.2	8.5	8.3
Stock-based compensation	6.8	5.8	4.6
Amortization of premium on investments, net	14.3	14.6	12.8
Allowance for doubtful accounts	0.2	(2.4)	4.3
Deferred income tax expense (benefit)	24.2	13.4	(5.6)
Net realized (gains) losses on investments	(7.4)	(11.2)	10.7
Gain on redemption of notes payable	(2.1)	—	—
Write-off of previously capitalized costs	7.5	—	—
Excess tax benefits from stock-based compensation	—	—	(1.2)
Change in operating assets and liabilities:
Premiums receivable	(22.2)	(1.2)	(9.6)
Reinsurance recoverable on paid and unpaid losses	44.5	47.2	44.3
Current federal income taxes	(2.7)	7.7	(3.9)
Unpaid losses and loss adjustment expenses	(34.9)	(46.5)	(22.2)
Unearned premiums	8.0	1.4	(1.9)
Accounts payable, accrued expenses and other liabilities	(7.0)	(4.2)	8.6
Deferred reinsurance gain–LPT Agreement	(11.3)	(14.6)	(17.5)
Contingent commission receivable–LPT Agreement	(0.3)	(1.9)	(2.8)
Other	15.3	(0.5)	(6.9)
Net cash provided by operating activities	142.3	122.8	116.4
Investing activities
Purchases of fixed maturity securities	(592.3)	(466.8)	(476.9)
Purchases of equity securities	(36.8)	(49.1)	(85.1)
Purchases of short-term investments	(8.2)	(10.0)	—
Proceeds from sale of fixed maturity securities	249.8	132.4	105.4
Proceeds from sale of equity securities	41.2	80.4	34.7
Proceeds from maturities and redemptions of fixed maturity securities	215.7	230.6	323.9
Proceeds from maturities of short-term investments	20.2	—	—
Net change in unsettled investment purchases and sales	5.8	—	—
Capital expenditures and other	(8.2)	(5.0)	(11.5)
Change in restricted cash and cash equivalents	2.6	(1.1)	8.3
Net cash used in investing activities	(110.2)	(88.6)	(101.2)
Financing activities
Acquisition of common stock	—	(21.1)	—
Cash transactions related to stock-based compensation	3.8	9.0	4.8
Dividends paid to stockholders	(19.7)	(11.5)	(7.7)
Redemption of notes payable	(9.9)	—	(60.0)
Payments on capital leases	(0.2)	—	(0.5)
Excess tax benefits from stock-based compensation	—	—	1.2
Net cash used in financing activities	(26.0)	(23.6)	(62.2)
Net increase (decrease) in cash and cash equivalents	6.1	10.6	(47.0)
Cash and cash equivalents at the beginning of the period	67.2	56.6	103.6
Cash and cash equivalents at the end of the period	$73.3	$67.2	$56.6
Non-cash transactions
Financed property and equipment purchases	$0.4	$0.7	$0.3
Non-cash exchange of fixed maturity investments for short-term investments	$—	$6.0	$—
 See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2017
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
Pending Acquisition
On August 11, 2017, the Company entered into a stock purchase agreement (Purchase Agreement) with Partner Reinsurance Company of the U.S. (PRUS) with respect to the acquisition (Acquisition) of all of the outstanding shares of capital stock of PartnerRe Insurance Company of New York (PRNY). The purchase price is equal to the sum of: (i) the amount of statutory capital and surplus of PRNY at closing (which is currently estimated to be approximately $40.0 million); and (ii) $5.8 million. The Company expects to fund the Acquisition with cash on hand.
Pursuant to the Purchase Agreement, all liabilities and obligations of PRNY existing as of the closing date, whether known or unknown, will be assumed by PRUS. In addition, PartnerRe Ltd., the parent company of PRUS, has provided the Company with a Guaranty that unconditionally, absolutely and irrevocably guarantees the full and prompt payment and performance by PRUS of all of its obligations, liabilities and indemnities under the Purchase Agreement and the transactions contemplated thereby.
The Company will not be acquiring any employees or ongoing business operations pursuant to the Acquisition. The Acquisition is subject to certain closing conditions, including, among other things, approval from the Department of Financial Services of the State of New York.

2. Changes in Estimates
The Company reduced its estimated loss and LAE reserves ceded under the LPT Agreement (LPT Reserve Adjustments) in each of the years 2016 and 2015 as a result of the determination that adjustments were necessary to reflect observed favorable paid loss trends in each of these years. There were no LPT Reserve Adjustments in 2017. The following table shows the financial statement impact related to the LPT Reserve Adjustments.

	2016	2015
	(in millions, except per share data)
LPT Reserve Adjustments	$(5.0)	$(10.0)
Cumulative adjustment to the Deferred Gain(1)	(3.1)	(6.4)
Net income impact from this change in estimate	3.1	6.4
Earnings per common share impact from this change in estimate
Basic	0.10	0.20
Diluted	0.09	0.20

(1)
The cumulative adjustments to the Deferred Gain were also recognized in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income, so that the Deferred Gain reflects the balance that would have existed had the revised loss and LAE reserves been recognized at the inception of the LPT Agreement.

The Company increased its estimate of Contingent commission receivable – LPT Agreement (LPT Contingent Commission Adjustments) in each of 2017, 2016, and 2015 as a result of the determination that adjustments were necessary to reflect observed favorable paid loss trends in each of those years. The following table shows the impact to the Consolidated Statements of Comprehensive Income related to these changes in estimates.

	2017	2016	2015
	(in millions, except per share data)
Change in estimate of Contingent commission receivable - LPT Agreement	$0.3	$1.9	$2.8
Cumulative adjustment to the Deferred Gain(1)	(0.3)	(1.8)	(2.6)
Net income impact from this change in estimate	0.3	1.8	2.6
Earnings per common share impact from this change in estimate
Basic	0.01	0.06	0.08
Diluted	0.01	0.05	0.08

(1)
The cumulative adjustments to the Deferred Gain were also recognized in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income, so that the Deferred Gain reflects the balance that would have existed had the revised loss and LAE reserves been recognized at the inception of the LPT Agreement.

The Company reallocated loss and LAE reserves from non-taxable periods prior to January 1, 2000 to taxable years, which reduced its effective tax rate in 2015. These changes in estimates were the result of the determination that a reallocation of reserves among accident years was appropriate to address a continuation of observed loss trends in 2015. The following table shows the financial statement impact of these changes in estimates.

2015
(in millions, except per share data)
Loss and LAE reserves reallocated to taxable years	$56.3
Impact to effective tax rate	(15.4)%
Net income impact from this change in estimate	$15.3
Earnings per common share impact from this change in estimate
Basic	0.48
Diluted	0.47
No reallocations of losses and LAE reserves from non-taxable periods were made in 2017 or 2016.
3. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all liquid investments with maturities of less than three months, as measured from the date of purchase, to be cash equivalents.

Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represent cash and cash equivalents held in trust in order to secure certain of the Company's obligations and, accordingly, are restricted as to withdrawal or usage. As of December 31, 2017 and 2016 the Company held $24.5 million and $27.2 million, respectively, in trust for reinsurance obligations, of which $1.0 million and $3.6 million, respectively, represented restricted cash and cash equivalents.
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
Premiums written are recognized as revenues, net of any applicable underlying reinsurance coverage, and are earned over the term of the related policy. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine the actual amount of net premiums earned for that policy year. Earned but unbilled premiums include estimated future audit premiums based on the Company's historical experience. These estimates are subject to changes in policyholders' payrolls, economic conditions, and seasonality, and are continually reviewed and adjusted as experience develops or new information becomes known. Any such adjustments are included in current operations; however, they are partially offset by the resulting changes in losses and LAE, commission expenses, and premium taxes. The Company's premiums receivable on its Consolidated Balance Sheets included $64.2 million and $58.4 million of additional premiums expected to be received from policyholders for final audits at December 31, 2017 and 2016, respectively.
The Company establishes a bad debt allowance on its premiums receivable through a charge included in underwriting and other operating expenses in its Consolidated Statements of Comprehensive Income. This bad debt allowance is determined based on estimates and assumptions to project future experience. After all collection efforts have been exhausted, the Company reduces the bad debt allowance for write-offs of premiums receivable that have been deemed uncollectible. The Company's bad debt allowance was $10.0 million and $9.8 million at December 31, 2017 and 2016, respectively. The Company had write offs, net of recoveries of amounts previously written off, of $3.2 million, $6.0 million, and $2.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Deferred Policy Acquisition Costs
Policy acquisition costs, those costs that relate directly to the successful acquisition of new or renewal insurance contracts, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling are deferred and amortized as the related premiums are earned. Amortization of deferred policy acquisition costs for the years ended December 31, 2017, 2016, and 2015, was $108.2 million, $104.5 million, and $103.9 million, respectively.

If the sum of a policy’s expected losses and LAE and deferred policy acquisition costs exceeds the related unearned premiums and projected investment income, a premium deficiency is determined to exist. In this event, deferred policy acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the years ended December 31, 2017, 2016, and 2015.
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
Balances due from reinsurers on unpaid losses, including an estimate of such recoverables related to reserves for incurred but not reported losses, are reported as reinsurance recoverables on the Company’s Consolidated Balance Sheets. Reinsurance recoverables on paid losses represents amounts currently due from reinsurers. Reinsurance recoverables on unpaid losses represents amounts that will be collectible from reinsurers once the losses are paid. Reinsurance recoverables on unpaid losses and LAE amounted to $537.0 million and $580.0 million at December 31, 2017 and 2016, respectively.
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
Pursuant to the LPT Agreement, LAE is deemed to be 7% of total losses paid and are payable to the Company as compensation for management of the claims under the LPT Agreement. The Deferred Gain is amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and is recorded in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income. Any adjustment to the estimated loss and LAE reserves ceded under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income, such that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement.
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
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of the recent change in tax rates on the Company's deferred tax assets and liabilities was recognized within continuing operations in income as of December 22, 2017, the date that the Tax Cuts and Jobs Act was enacted (Enactment) and created stranded tax effects within accumulated other comprehensive income that did not reflect the newly enacted tax rate. The Company reclassified the net tax effects from Accumulated other comprehensive income, net of tax, to Retained earnings as of the date of Enactment.
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
The Company recognizes deferred tax assets when it determines that such assets are more likely than not to be realized in future periods. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, tax-planning strategies, projected future taxable income, projected future tax rates, and results of recent operations. If the Company determines that it is not more likely than not that it could realize its deferred tax assets in future periods it would establish a deferred tax asset valuation allowance that would increase the Company's provision for income taxes. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
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
The Company monitors the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company also obtains collateral from its reinsurers in order to mitigate the risks related to insolvencies. At December 31, 2017, $3.5 million of the Company's reinsurance recoverables were collateralized by cash or letters of credit and an additional $380.8 million was in trust accounts for reinsurance recoverables specifically related to the LPT Agreement.

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
The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
Cash and cash equivalents, short-term investments, premiums receivable, accounts payable and accrued expenses, and other liabilities. The carrying amounts for each of these financial instruments as reported in the Company's Consolidated Balance Sheets approximate their fair values.
Investment securities. The Company’s investment securities are predominantly valued on the basis of actual market transactions or observable inputs. A small portion of the Company’s investment securities are valued on the basis of pricing models with significant unobservable inputs or nonbinding broker quotes. See Note 5.
Goodwill and Other Intangible Assets
The Company tests for impairment of goodwill and non-amortizable intangible assets in the fourth quarter of each year. At the end of each quarter, management considers the results of the previous analysis as well as any recent developments that may constitute triggering events requiring the impairment analysis of goodwill and other intangible assets to be updated. The Company has assessed the effects of current economic conditions on the Company's financial condition and results of operations and changes in the Company's stock price and determined that there were no impairments of these assets as of December 31, 2017 and 2016.
Intangible assets related to state licenses are not subject to amortization. Intangibles related to insurance relationships are amortized in proportion to the expected period of benefit over the next year.
The gross carrying value, accumulated amortization, and net carrying value for the Company's intangible assets, by major class, as of December 31, were as follows:

	2017			2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
State licenses	$7.7	$—	$7.7	$7.7	$—	$7.7
Insurance relationships	9.4	$(9.2)	0.2	9.4	$(8.9)	0.5
Total	$17.1	$(9.2)	$7.9	$17.1	$(8.9)	$8.2
During the years ended December 31, 2017, 2016, and 2015, the Company recognized $0.3 million, $0.3 million, and $0.5 million in amortization expenses associated with its intangible assets, respectively. These amortization expenses are included in the Company's Consolidated Statements of Comprehensive Income in underwriting and other operating expenses. Future amortization expenses associated with the Company's intangible assets are expected to be as follows:

Year	Amount
(in millions)
2018	0.2
Total	$0.2
Stock-Based Compensation
The Company provides stock-based compensation to its directors and certain of its employees, which is recognized in its Consolidated Statements of Comprehensive Income based on estimated fair values over the relevant service period (see Note 14).
4. New Accounting Standards
Recently Issued Accounting Standards
In February 2018, the Financial Accounting Standards Board (FASB) issued ASU Number 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Enactment. This update becomes effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for reporting periods for which financial statements have not yet been issued and should be applied in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company elected to early adopt this update and, accordingly, reclassified $17.8 million of net tax effects resulting from Enactment from Accumulated other comprehensive income, net of tax, to Retained earnings at December 31, 2017.
In January 2017, the FASB issued ASU Number 2017-04, Intangibles-Goodwill and Other (Topic 350). This update simplifies the measurement of goodwill by eliminating the performance of Step 2 in the goodwill impairment testing. This update allows the testing to be performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge when the carrying amount exceeds fair value. Additionally, this update eliminates the requirements of any reporting unit with a zero or negative carrying value to perform Step 2, but requires disclosure of the amount of goodwill allocated to a reporting unit with zero or negative carrying amount of net assets. This update becomes effective for fiscal years beginning after December 15, 2019. The Company does not expect that this update will have a material impact to its consolidated financial condition and results of operations.
In March 2017, the FASB issued ASU Number 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20). This update shortens the amortization period on callable debt securities held at a premium to the earliest call date, which now closely aligns the amortization period of premiums and discounts to expectations incorporated in the market pricing on callable debt securities. This update becomes effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company does not expect that adoption of this update will have a material impact on its consolidated financial condition and results of operations.
In January 2016, the FASB issued ASU Number 2016-01, Financial Instruments - Overall (Subtopic 825-10). This update replaces the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and requires equity securities to be measured at fair value with changes in fair value recognized through net income. Additionally, this update eliminates the disclosure of the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. It requires financial instruments to be measured at fair value using the exit price notion. Furthermore, this update clarifies that an evaluation of deferred tax assets related to available-for-sale securities is needed, in combination with an evaluation of other deferred tax assets, to determine if a valuation allowance is required. This update became effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has determined this update will result in a reclassification adjustment, net of tax, to retained earnings from accumulated other comprehensive income, which will be determined based on the fair value of securities at the effective date of adoption.
In February 2016, the FASB issued ASU Number 2016-02, Leases (Topic 842). This update provides guidance on a new lessee model that includes the recognition of assets and liabilities arising from lease transactions on the balance sheet. Additionally, the update provides clarity on the definition of a lease and the distinction between finance and operating leases. Furthermore, the update requires certain qualitative and quantitative disclosures pertaining to the amounts recorded in the financial statements. This update becomes effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. Currently, the Company is analyzing the impact of the new standard on its current accounting policies, internal controls, and lease contracts. Upon completion of these and other assessments, the Company will evaluate the impact of adopting the new standard on its consolidated financial condition and results of operations.
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

5. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company's financial instruments as of December 31, were as follows:

	2017		2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets	(in millions)
Investments (Note 6)	$2,677.7	$2,677.7	$2,552.6	$2,552.6
Cash and cash equivalents	73.3	73.3	67.2	67.2
Restricted cash and cash equivalents	1.0	1.0	3.6	3.6
Financial liabilities
Notes payable (Note 11)	$20.0	$23.6	$32.0	$33.0
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. There were no adjustments to prices obtained from third party pricing services as of December 31, 2017 and 2016 that were material to the consolidated financial statements.
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

	December 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities
U.S. Treasuries	$—	$137.0	$—	$—	$127.4	$—
U.S. Agencies	—	11.8	—	—	12.8	—
States and municipalities	—	642.5	—	—	851.6	—
Corporate securities	—	1,118.0	—	—	956.7	—
Residential mortgage-backed securities	—	389.3	—	—	258.0	—
Commercial mortgage-backed securities	—	106.0	—	—	95.5	—
Asset-backed securities	—	58.8	—	—	35.4	7.0
Total fixed maturity securities	$—	$2,463.4	$—	$—	$2,337.4	$7.0
Equity securities
Industrial and miscellaneous	$181.7	$—	$—	$167.2	$—	$—
Non-redeemable preferred (FHLB stock)	—	—	4.7	—	—	4.9
Other	23.9	—	—	20.1	—	—
Total equity securities	$205.6	$—	$4.7	$187.3	$—	$4.9
Short-term investments	$—	$4.0	$—	$—	$16.0	$—
Certain cash equivalents, principally money market securities, are measured at fair value using the net asset value (NAV) per share. The following table presents cash equivalents at NAV and total cash and cash equivalents carried at fair value on the Company's Consolidated Balance Sheets.

	December 31, 2017	December 31, 2016

Cash and cash equivalents at fair value	$34.3	$9.7
Cash equivalents measured at NAV, which approximates fair value	39.0	57.5
Total cash and cash equivalents	$73.3	$67.2
The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs for the year ended December 31, 2017.

	Level 3 Securities
	2017	2016
	(in millions)
Beginning balance, January 1	$11.9	$—
Transfers out of Level 3(1)	(7.0)	—
Purchases and sales, net	(0.2)	11.9
Ending balance, December 31	$4.7	$11.9

(1)	Transferred from Level 3 to Level 2 because observable market data became available for the securities.

6. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2017	(in millions)
Fixed maturity securities
U.S. Treasuries	$135.8	$2.0	$(0.8)	$137.0
U.S. Agencies	11.3	0.5	—	11.8
States and municipalities	617.0	25.5	—	642.5
Corporate securities	1,103.4	18.0	(3.4)	1,118.0
Residential mortgage-backed securities	388.3	3.6	(2.6)	389.3
Commercial mortgage-backed securities	106.5	0.4	(0.9)	106.0
Asset-backed securities	58.7	0.3	(0.2)	58.8
Total fixed maturity securities	2,421.0	50.3	(7.9)	2,463.4
Equity securities
Industrial and miscellaneous	100.8	81.5	(0.6)	181.7
Non-redeemable preferred (FHLB stock)	4.7	—	—	4.7
Other	11.2	12.7	—	23.9
Total equity securities	116.7	94.2	(0.6)	210.3
Short-term investments	4.0	—	—	4.0
Total investments	$2,541.7	$144.5	$(8.5)	$2,677.7

At December 31, 2016
Fixed maturity securities
U.S. Treasuries	$124.1	$3.5	$(0.2)	$127.4
U.S. Agencies	11.9	0.9	—	12.8
States and municipalities	833.0	24.7	(6.1)	851.6
Corporate securities	942.3	18.9	(4.5)	956.7
Residential mortgage-backed securities	255.9	4.7	(2.6)	258.0
Commercial mortgage-backed securities	96.1	0.4	(1.0)	95.5
Asset-backed securities	42.6	—	(0.2)	42.4
Total fixed maturity securities	2,305.9	53.1	(14.6)	2,344.4
Equity securities
Industrial and miscellaneous	100.5	67.4	(0.7)	167.2
Non-redeemable preferred (FHLB stock)	4.9	—	—	4.9
Other	10.7	9.4	—	20.1
Total equity securities	116.1	76.8	(0.7)	192.2
Short-term investments	16.0	—	—	16.0
Total investments	$2,438.0	$129.9	$(15.3)	$2,552.6
The amortized cost and estimated fair value of the Company's fixed maturity securities at December 31, 2017, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$220.5	$221.3
Due after one year through five years	766.6	782.1
Due after five years through ten years	754.7	772.1
Due after ten years	125.7	133.8
Mortgage and asset-backed securities	553.5	554.1
Total	$2,421.0	$2,463.4

The following is a summary of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
Less than 12 months:	(dollars in millions)
Fixed maturity securities
U.S. Treasuries	$86.0	$(0.5)	28	$33.3	$(0.2)	14
States and municipalities	—	—	—	200.9	(6.1)	50
Corporate securities	307.6	(2.3)	113	289.5	(4.1)	101
Residential mortgage-backed securities	165.0	(0.8)	45	137.5	(2.6)	51
Commercial mortgage-backed securities	41.8	(0.2)	19	48.0	(1.0)	21
Asset-backed securities	29.3	(0.2)	25	30.1	(0.2)	20
Total fixed maturity securities	629.7	(4.0)	230	739.3	(14.2)	257
Equity securities	13.9	(0.6)	24	13.6	(0.6)	28
Total less than 12 months	$643.6	$(4.6)	254	$752.9	$(14.8)	285

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$23.4	$(0.3)	10	$—	$—	—
Corporate securities	53.2	(1.1)	17	15.2	(0.4)	5
Residential mortgage-backed securities	77.1	(1.8)	32	—	—	—
Commercial mortgage-backed securities	25.1	(0.7)	8	—	—	—
Total fixed maturity securities	178.8	(3.9)	67	15.2	(0.4)	5
12 months or greater	$178.8	$(3.9)	67	$16.9	$(0.5)	10

Total available-for-sale:
Fixed maturity securities
U.S. Treasuries	$109.4	$(0.8)	38	$33.3	$(0.2)	14
States and municipalities	—	—	—	200.9	(6.1)	50
Corporate securities	360.8	(3.4)	130	304.7	(4.5)	106
Residential mortgage-backed securities	242.1	(2.6)	77	137.5	(2.6)	51
Commercial mortgage-backed securities	66.9	(0.9)	27	48.0	(1.0)	21
Asset-backed securities	29.3	(0.2)	25	30.1	(0.2)	20
Total fixed maturity securities	808.5	(7.9)	297	754.5	(14.6)	262
Equity securities	13.9	(0.6)	24	15.3	(0.7)	33
Total available-for-sale	$822.4	$(8.5)	321	$769.8	$(15.3)	295
The Company recognized impairments on fixed maturity securities of $0.5 million (consisting of nine securities) during the year ended December 31, 2017. The other-than-temporary impairments recognized during this year were the result of the Company's intent to sell these securities. There were no other-than-temporary impairments recognized on fixed maturity securities during the years ended December 31, 2016 and 2015. The Company determined that the remaining unrealized losses on fixed maturity securities at December 31, 2017, 2016, and 2015 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the lack of severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities at an amount less than its amortized cost.
The Company recognized impairments on equity securities of $0.9 million (consisting of seven securities), $5.8 million (consisting of thirty-seven securities) and $17.2 million (consisting of twenty-seven securities) during the years ended December 31, 2017, 2016, and 2015, respectively. The other-than-temporary impairments recognized during these years were the result of the Company's intent to sell the securities and/or the severity and duration of the change in fair values of these securities. The impairments on equity securities in 2016 and 2015 were primarily due to the downturn in the energy sector that occurred during the fourth quarter of 2015 and the first quarter of 2016. Certain unrealized losses on equity securities were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers, and the Company's intent to hold the securities until fair value recovers to above cost.

Net realized gains on investments and the change in unrealized gains (losses) on fixed maturity and equity securities are determined on a specific-identification basis and were as follows:

	Years Ended December 31,
	2017	2016	2015
Net realized gains (losses) on investments	(in millions)
Fixed maturity securities
Gross gains	$4.7	$1.9	$0.5
Gross losses	(2.2)	(0.7)	(0.4)
Net realized gains on fixed maturity securities	$2.5	$1.2	$0.1
Equity securities
Gross gains	$9.3	$16.6	$8.1
Gross losses	(4.4)	(6.6)	(18.9)
Net realized gains (losses) on equity securities	$4.9	$10.0	$(10.8)
Total	$7.4	$11.2	$(10.7)

Change in unrealized gains (losses)
Fixed maturity securities	$3.9	$(28.9)	$(22.2)
Equity securities	17.5	14.9	(13.7)
Total	$21.4	$(14.0)	$(35.9)
Net investment income was as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Fixed maturity securities	$70.4	$68.5	$68.8
Equity securities	6.9	7.4	5.9
Short-term investments	0.1	—	—
Cash equivalents and restricted cash	0.6	0.4	0.1
Gross investment income	78.0	76.3	74.8
Investment expenses	(3.4)	(3.1)	(2.6)
Net investment income	$74.6	$73.2	$72.2
The Company is required by various state laws and regulations to hold securities or letters of credit in depository accounts with certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of both December 31, 2017 and 2016, securities having a fair value of $1,009.7 million were on deposit.
Certain reinsurance contracts require the Company's funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at December 31, 2017 and 2016 was $24.5 million and $27.2 million, respectively.

7. Property and Equipment
Property and equipment consists of the following:

	As of December 31,
	2017	2016
	(in millions)
Furniture and equipment	$1.7	$2.3
Leasehold improvements	2.9	4.3
Computers and software	54.2	59.0
Automobiles	1.1	1.2
Property and equipment, gross	59.9	66.8
Accumulated depreciation	(46.0)	(44.6)
Property and equipment, net	$13.9	$22.2
Depreciation expenses related to property and equipment for the years ended December 31, 2017, 2016, and 2015 were $7.9 million, $8.2 million, and $7.8 million, respectively. Internally developed software costs of $2.1 million and $1.3 million were capitalized during each of the years ended December 31, 2017 and 2016, respectively.
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
The Tax Cuts and Jobs Act significantly revised U.S. corporate income tax law by, among other things, reducing the corporate statutory income tax rate from 35% to 21%, beginning January 1, 2018. This reduction in the corporate statutory income tax rate required the Company to re-evaluate certain of its deferred tax assets and liabilities, as of the date of Enactment, to reflect the revised income tax rates applicable to future periods.
The Company believes that it has made a reasonable estimate of the income tax effects of the Tax Cuts and Jobs Act as of and for the year ended December 31, 2017. However, the Company was required to base certain of its estimates and assumptions on incomplete information and/or preliminary interpretations of the effects of Enactment. As a result, the Company may need to reflect further adjustments to its deferred tax assets and liabilities recorded as of December 31, 2017 in future periods upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of that date that, if known at that time, would have affected the income tax effects initially reported. The Company does not expect the amounts of any future income tax adjustments that may be required to be made to the Company’s deferred tax assets and liabilities as of December 31, 2017 to be material.
The Company's provision for income taxes consisted of the following:

	Years Ended December 31,
	2017	2016	2015
Current tax expense:	(in millions)
Federal	$17.9	$20.3	$9.5
State	0.7	0.3	1.1
Total current tax expense	18.6	20.6	10.6
Deferred federal tax expense (benefit):
Impact of tax Enactment	7.0	—	—
Other	17.2	13.4	(5.6)
Total deferred federal tax expense (benefit)	24.2	13.4	(5.6)
Income tax expense	$42.8	$34.0	$5.0

The difference between the statutory federal tax rate of 35% and the Company's effective tax rate on net income before income taxes as reflected in the Consolidated Statements of Comprehensive Income was as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Expense computed at statutory rate	$50.4	$49.3	$34.8
Tax-advantaged investment income	(7.6)	(8.5)	(8.6)
Pre-Privatization reserve adjustments, excluding LPT	—	—	(15.3)
LPT deferred gain amortization	(4.0)	(4.7)	(4.9)
LPT Reserve Adjustment	—	(1.1)	(2.2)
Stock based compensation	(3.4)	(1.6)	—
Impact of tax Enactment	7.0	—	—
Other	0.4	0.6	1.2
Income tax expense	$42.8	$34.0	$5.0
On January 1, 2000, EICN assumed the assets, liabilities, and operations of the Fund pursuant to legislation passed in the 1999 Nevada Legislature (the Privatization). Prior to the Privatization, the Fund was a part of the State of Nevada and therefore was not subject to federal income tax; accordingly, it did not take an income tax deduction with respect to the establishment of its unpaid loss and LAE reserves. Due to favorable loss experience after the Privatization, it was determined that certain of the pre-Privatization unpaid loss and LAE reserves assumed by EICN as part of the Privatization were no longer necessary and the unpaid loss and LAE reserves were reduced accordingly. Such a downward adjustment of pre-Privatization unpaid loss reserves increased GAAP net income by $15.3 million for the year ended December 31, 2015, but did not increase taxable income. There were no downward adjustments of pre-Privatization unpaid loss reserves for the years ended December 31, 2017 and 2016. A downward adjustment of pre-Privatization unpaid loss reserves, excluding the LPT, was $56.3 million for the year ended December 31, 2015.
The LPT Reserve Adjustments for the years ended December 31, 2016 and 2015 increased GAAP net income by $3.1 million and $6.4 million, respectively, but did not increase taxable income. There were no LPT Reserve Adjustments in 2017. The LPT Contingent Commission Adjustments increased net income by $0.3 million, $1.8 million, and $2.6 million during 2017, 2016, and 2015, respectively, but did not increase taxable income.
As of December 31, 2017 and 2016, the Company had no unrecognized tax benefits.
The Company paid $21.3 million, $13.7 million and $12.7 million in income taxes during the years ended December 31, 2017, 2016, and 2015, respectively.
Tax years 2014 through 2017 remained open and are subject to full examination by the federal taxing authority. The significant components of deferred income taxes, net, were as follows as of December 31:

	2017		2016
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Unrealized capital gains, net	$—	$28.5	$—	$40.1
Deferred policy acquisition costs	—	9.7	—	15.7
Intangible assets	—	1.7	—	2.9
Loss reserve discounting for tax reporting	29.0	—	51.7	—
Unearned premiums	12.8	—	20.9	—
Allowance for bad debt	2.1	—	3.4	—
Stock-based compensation	2.5	—	4.4	—
Accrued liabilities	4.2	—	8.1	—
Minimum tax credit	20.0	—	27.8	—
Other	2.8	4.8	9.7	7.9
Total	$73.4	$44.7	$126.0	$66.6
Deferred income taxes, net	$28.7		$59.4
Enactment had no impact on the amount of the Company's minimum tax credit as of December 31, 2017. Despite a repeal of the corporate alternative minimum tax, the Company's minimum tax credit will be recognized (subject to annual limits) over the period from January 1, 2018 through December 31, 2021.

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
The Company is required to discount its loss and LAE reserves for federal income tax purposes. The Company’s income tax deduction associated with its loss and LAE reserves is discounted using interest rates prescribed by the U.S. Treasury, as well as established loss payment patterns. Enactment changes the prescribed interest rates to rates based on corporate bond yield curves and extends the time periods associated with loss payment patterns, which will result in an acceleration of future income tax payments. These changes are effective for tax years beginning after 2017 and are subject to a transition rule that spreads the additional tax payment from the amount determined by applying these changes over the eight years beginning in 2018. This item is a taxable temporary difference and has no direct impact on the Company’s total income tax expense for 2017 and future years. The Company has not yet recorded any provisional amounts to its current and deferred income taxes to reflect these changes. During 2018, the Company will obtain, prepare, and analyze the necessary information to revise and complete its accounting for loss reserve discounting.
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
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Unpaid losses and LAE at beginning of period	$2,301.0	$2,347.5	$2,369.7
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	580.0	628.2	669.5
Net unpaid losses and LAE at beginning of period	1,721.0	1,719.3	1,700.2
Losses and LAE, net of reinsurance, incurred during the period related to:
Current year	447.3	452.9	456.9
Prior years(1)	(18.5)	(18.4)	(7.2)
Total net losses and LAE incurred during the period(1)	428.8	434.5	449.7
Paid losses and LAE, net of reinsurance, related to:
Current year	76.9	78.7	75.4
Prior years(2)	343.8	354.1	355.2
Total net paid losses and LAE during the period(2)	420.7	432.8	430.6
Ending unpaid losses and LAE, net of reinsurance	1,729.1	1,721.0	1,719.3
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	537.0	580.0	628.2
Unpaid losses and LAE at end of period	$2,266.1	$2,301.0	$2,347.5

(1)
Losses and LAE, net of reinsurance, incurred during the period related to prior years and Total net losses and LAE incurred during the period included in the above table excludes the impact of the amortization of the Deferred Gain and LPT Reserve Adjustments (Note 10). Including these amounts, Losses and LAE, net of reinsurance, incurred during the period related to prior years was $(30.1) million, $(35.0) million, and $(27.6) million and Total net losses and LAE incurred during the period was $417.2 million, $417.9 million, and $429.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

(2)
Paid losses and LAE, net of reinsurance, related to prior years and Total net paid losses and LAE during the period included in the above table excludes the impact of the amortization of the Deferred Gain and LPT Reserve Adjustments (Note 10). Including these amounts, Paid losses and LAE, net of reinsurance, related to prior years was $332.2 million, $337.5 million, and $334.8 million and Total net paid losses and LAE during the period was $409.1 million, $416.2 million, and $410.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

In 2017, the Company had $18.5 million of favorable prior accident year loss development, which included $17.4 million of favorable development on its voluntary risk business and $1.1 million of favorable development related to its assigned risk business. In 2016, the Company had $18.4 million of favorable prior accident year loss development, which included $17.0 million of favorable development on its voluntary risk business and $1.4 million of favorable development related to its assigned risk business. In 2015, the Company had $7.2 million of favorable prior accident year loss development, which included $9.0 million of favorable prior accident year loss development on its voluntary risk business, which was partially offset by $1.8 million of unfavorable loss development related to its assigned risk business. The favorable prior accident year loss development on voluntary business in 2017 and 2016 was the result of the Company's determination that adjustments were necessary to reflect observed favorable paid loss trends. Paid loss trends have been impacted by cost savings associated with accelerated claims settlement activity that began in 2014 and continued through 2017.
In California, where the Company's operations began in 2002, the actuaries' and management's initial expectations of ultimate losses and patterns of loss emergence and payment were based on benchmarks derived from analyses of historical insurance industry data in California. No historical data from the Company's California insurance subsidiary existed prior to July 1, 2002; however, some historical data was available for the prior years for some of the market segments the Company entered in California, but was limited as to the number of loss reserve evaluation points available. The industry-based benchmarks were judgmentally adjusted for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers' compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of claims by the Company's California insurance subsidiary have been more favorable than those initial expectations through 2008, due in part to the enactment of the major changes in the California workers' compensation environment. The Company's recent loss experience, from 2010 through 2016, indicates an upward trend in medical and indemnity costs that are reflected in its loss reserves. Loss experience in 2017 indicated a slight downward movement in medical and indemnity costs per claim. The Company's indemnity claims frequency (the number of claims expressed as a percentage of payroll) decreased year-over-year for the past three years. The Company's reserve estimates assume that increasing medical cost trends will continue and will impact the Company's long-term claims costs and loss reserves.
The Company continues to develop its own loss experience in California and will rely more on its experience and less on historical industry data in projecting its reserve requirements as such data becomes available. As the actual experience of the Company emerges, it will continue to evaluate prior estimates, which may result in additional adjustments in reserves.
In Nevada, the Company has compiled a lengthy history of workers' compensation claims payment patterns based on the business of the Fund and EICN, but the emergence and payment of claims in recent years has been more favorable than in the long-term history in Nevada with the Fund. The expected patterns of claim payments and emergence used in the projection of the Company's ultimate claim payments are based on both the long and short-term historical paid data. In recent evaluations, claim patterns have continued to emerge in a manner consistent with short-term historical data. Consequently, the Company has relied more heavily on claim projection patterns observed in recent years in Nevada.
Loss reserves shown in the Company's Consolidated Balance Sheets are net of $35.0 million and $28.1 million for anticipated subrogation recoveries as of December 31, 2017 and 2016, respectively.
The Company compiles and aggregates its claims data by grouping the claims according to the year in which the claim occurred (“accident year”) when analyzing claim payment and emergence patterns and trends over time. For the purposes of defining claims frequency, the number of reported claims includes any claim that has case reserves and/or loss and LAE payments associated with them.
The Company analyzed the usefulness of disaggregation of its results and determined the characteristics associated with the policies and the related unpaid loss reserves, incurred losses, and payment patterns are similar in nature. As such, the following tables show the Company's historical incurred and cumulative paid losses and LAE development, net of reinsurance, as well as IBNR loss reserves and the number of reported claims on an aggregated basis as of December 31, 2017 for each of the previous 10 accident years.

	Incurred Losses and LAE, Net of Reinsurance
	Years Ended December 31,										As of December 31, 2017
Accident Year	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017	IBNR	Cumulative number of reported claims
	(in millions, except claims counts)
2008	$315.9	$315.3	$317.8	$329.2	$329.5	$335.1	$336.9	$343.8	$341.4	$342.1	$15.4	28,088
2009		255.4	266.9	279.0	280.1	283.6	283.7	291.2	290.5	290.5	13.5	22,673
2010			204.9	224.4	228.1	246.1	250.2	262.0	259.9	258.8	19.8	18,543
2011				253.7	267.3	272.0	277.4	296.3	292.6	288.8	27.5	19,571
2012					348.8	359.9	360.9	386.4	388.2	382.8	50.7	25,972
2013						452.6	460.6	478.6	472.6	468.9	73.6	28,816
2014							463.4	445.8	432.9	434.6	86.1	28,449
2015								422.2	425.8	423.9	98.7	26,993
2016									419.0	414.6	140.8	25,305
2017										412.4	244.6	21,214
Total										$3,717.4

	Cumulative Paid Losses and LAE, Net of Reinsurance
	Years Ended December 31,
Accident Year	2008(1)	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017
	(in millions)
2008	$71.1	$155.4	$201.8	$234.7	$255.3	$271.1	$284.2	$293.6	$300.7	$307.1
2009		59.0	130.6	174.1	202.0	219.3	232.1	242.3	249.5	255.1
2010			47.1	105.6	143.8	171.7	190.7	206.2	215.4	221.3
2011				47.4	115.1	162.6	193.8	217.5	230.1	238.2
2012					58.6	148.3	214.2	261.4	289.9	305.0
2013						68.5	184.4	263.8	317.4	346.1
2014							65.3	172.7	248.9	297.2
2015								65.5	174.5	246.9
2016									65.6	166.8
2017										63.5
Total										$2,447.3
All outstanding liabilities for unpaid losses and LAE prior to 2007, net of reinsurance										364.2
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance										$1,634.3

(1)	Data presented for these calendar years is required supplementary information, which is unaudited.
The following table represents a reconciliation of claims development to the aggregate carrying amount of the liability for unpaid losses and LAE:

December 31, 2017
(in millions)
Liabilities for unpaid losses and LAE, net of reinsurance	$1,634.3
Reinsurance recoverable on unpaid losses	537.0
Unallocated LAE (adjusting and other)	94.8
Total liability for unpaid losses and LAE	$2,266.1
The following table presents the average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2017 and is presented as required supplementary information, which is unaudited:

Average Annual Percentage Payout of Claims by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
16.7%	24.3%	16.1%	10.8%	6.9%	4.7%	3.4%	2.5%	2.0%	1.9%
10. Reinsurance
The Company purchases reinsurance from third parties in the normal course of its business in order to manage its exposures. The Company's reinsurance coverage is provided on both a quota share and excess of loss basis.
The effects of reinsurance on the Company's written and earned premiums and on its losses and LAE incurred were as follows:

	Years Ended December 31,
	2017		2016		2015
	Written	Earned	Written	Earned	Written	Earned
	(in millions)
Direct premiums	$719.5	$712.5	$691.0	$691.0	$684.9	$686.0
Assumed premiums	10.2	10.0	10.4	10.6	12.8	12.8
Gross premiums	729.7	722.5	701.4	701.6	697.7	698.8
Ceded premiums	(6.0)	(6.0)	(6.8)	(6.8)	(8.4)	(8.4)
Net premiums	$723.7	$716.5	$694.6	$694.8	$689.3	$690.4
Ceded losses and LAE incurred	$(0.5)		$0.1		$10.1

Ceded losses and LAE incurred includes the amortization of the Deferred Gain, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments.
Excess of Loss Reinsurance
The Company has consistently maintained excess of loss reinsurance coverage to protect it against the impact of large and/or catastrophic losses in its workers' compensation business. The Company currently maintains reinsurance for losses from a single occurrence or catastrophic event in excess of $10.0 million and up to $200.0 million, subject to certain exclusions. This current reinsurance program is effective July 1, 2017 through June 30, 2018. The coverage under the Company's annual reinsurance programs that ended July 1, 2017 and 2016 was $190.0 million and $193.0 million, in excess of its $10.0 million and $7.0 million retention on a per occurrence basis, respectively. The reinsurance coverage includes coverage for acts of terrorism, excluding nuclear, biological, chemical, and radiological events. Any liability outside the coverage limits of the reinsurance program is retained by the Company.
LPT Agreement
Recoverables from reinsurers on unpaid losses and LAE amounted to $537.0 million and $580.0 million at December 31, 2017 and 2016, respectively. At each of December 31, 2017 and 2016, $438.9 million and $465.5 million, respectively, of those recoverables was related to the LPT Agreement that was entered into in 1999 by the Fund and assumed by EICN. Under the LPT Agreement, substantially all of the Fund's losses and LAE on claims incurred prior to July 1, 1995, have been ceded to three unaffiliated reinsurers on a 100% quota share basis. Investments totaling $380.8 million and $355.7 million at December 31, 2017 and 2016, respectively, have been placed in trust by the three reinsurers as security for payment of the reinsured claims. Under the LPT Agreement, initially $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. Through December 31, 2017, the Company has paid losses and LAE claims totaling $749.3 million related to the LPT Agreement.
The Company amortized $11.3 million, $11.7 million, and $11.4 million of the Deferred Gain for the years ended December 31, 2017, 2016, and 2015, respectively. Additionally, the Deferred Gain was reduced by $3.1 million and $6.4 million for the years ended December 31, 2016 and 2015, respectively, due to favorable LPT Reserve Adjustments and by $0.3 million, $1.8 million, and $2.6 million for the years ended December 31, 2017, 2016, and 2015, respectively, due to favorable LPT Contingent Commission Adjustments (Note 2).
11. Notes Payable
Notes payable is comprised of the following:

	December 31,
	2017	2016
	(in millions)
Dekania Surplus Note, due April 29, 2034	$10.0	$10.0
Alesco Surplus Note, due December 15, 2034	10.0	10.0
ICONS Surplus Note, due May 24, 2034	—	12.0
Total	$20.0	$32.0
EPIC has a $10.0 million surplus note to Dekania CDO II, Ltd. issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Both the payment of interest and repayment of the principal under this note and the surplus notes described in the succeeding two paragraphs are subject to the prior approval of the Florida Department of Financial Services. Interest paid during each of the years ended December 31, 2017, 2016, and 2015 was $0.6 million, $0.5 million, and $0.5 million. Interest accrued as of December 31, 2017 and 2016 was $0.1 million.
EPIC has a $10.0 million surplus note to Alesco Preferred Funding V, LTD issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in 2009. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR. Interest paid during each of the years ended December 31, 2017, 2016, and 2015 was $0.5 million, $0.5 million, and $0.4 million, respectively. Interest accrued as of December 31, 2017 and 2016 was less than $0.1 million.
EPIC had a $12.0 million surplus note to ICONS, Inc. issued as part of a pooled transaction. This note was purchased by EHI in May 2017 for $9.9 million, resulting in a $2.1 million gain, and is no longer deemed to be outstanding on a consolidated basis. Interest paid to third parties during each of the years ended December 31, 2017, 2016, and 2015 was $0.3 million, $0.6 million and $0.6 million, respectively. Interest accrued as of December 31, 2016 was $0.1 million.

In 2010, the Company entered into a credit facility, under which the Company was provided with: (a) $100.0 million line of credit through December 31, 2011; (b) $90.0 million line of credit from January 1, 2012 through December 31, 2012; (c) $80.0 million line of credit from January 1, 2013 through December 31, 2013; (d) $70.0 million line of credit from January 1, 2014 through December 31, 2014; and (e) $60.0 million line of credit from January 1, 2015 through December 31, 2015. Amounts outstanding bore interest at a rate equal to, at our option: (a) a fluctuating rate of 1.75% above prime rate or (b) a fixed rate that is 1.75% above the LIBOR rate then in effect. Interest paid during the year ended December 31, 2015 totaled $1.3 million. In accordance with the terms of the contract, the remaining principal balance of $60.0 million was repaid on the credit facility in 2015.
Principal payment obligations on notes payable outstanding at December 31, 2017, were as follows:

Year	Principal Due
(in millions)
2018 - 2022	$—
Thereafter	20.0
Total	$20.0
12. Commitments and Contingencies
Leases
The Company leases office facilities and certain equipment under operating and capital leases. Most leases have renewal options, typically with increased rental rates during the option period. Certain of these leases contain options to purchase the property at amounts that approximate fair market value; other leases contain options to purchase at a bargain purchase price. At December 31, 2017, the remaining lease terms expire over the next ten years.
The future lease payments for the next five years on these non-cancelable operating and capital leases at December 31, 2017, were as follows:

Year	Operating Leases	Capital Leases
	(in millions)
2018	$4.8	$0.3
2019	4.8	0.3
2020	4.2	0.2
2021	2.8	0.2
2022	1.8	0.1
Thereafter	7.9	—
Total	$26.3	$1.1
Included in the future minimum capital lease payments are future interest charges of $0.1 million. Facilities rent expense was $4.8 million, $4.9 million, and $4.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Property held under capital leases is included in property and equipment as follows:

Asset Class	2017	2016
	(in millions)
Automobiles	1.1	1.2
	1.1	1.2
Accumulated amortization	(0.3)	(0.6)
Total	$0.8	$0.6
Contingencies Surrounding Insurance Assessments
All of the states where the Company's insurance subsidiaries are licensed to transact business require property and casualty insurers doing business within the respective state to pay various insurance assessments. The Company accrues a liability for estimated insurance assessments as direct premiums are written, losses are recorded, or as other events occur in accordance with various states' laws and regulations, and defers these costs and recognizes them as an expense as the related premiums are earned. The Company had an accrued liability for guaranty fund assessments, second injury funds assessments, and other insurance assessments totaling $12.4 million and $18.6 million as of December 31, 2017 and 2016, respectively. These liabilities are generally expected to be paid over one to eighty year periods based on individual state's regulations. The Company also recorded an asset of $14.1 million and $21.6 million, as of December 31, 2017 and 2016, respectively, for prepaid policy charges still to be collected in the future from policyholders, or assessments that may be recovered through a reduction in future premium taxes in certain states.

These assets are expected to be realized over one to ten year periods in accordance with their type and each individual state's regulations.
13. Stockholders' Equity
Stock Repurchase Programs
On February 16, 2016, the Board of Directors authorized a share repurchase program for up to $50.0 million of the Company's common stock from February 22, 2016 through February 22, 2018 (the 2016 Program). The Company expects that its common stock may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2016 Program may be commenced, modified, or suspended from time-to-time without prior notice, and the 2016 Program may be suspended or discontinued at any time. Through December 31, 2017, the Company has repurchased a total of 724,381 shares of common stock at an average price of $29.08 per share, including commissions, for a total of $21.1 million under the 2016 Program. The Company made no repurchases of common stock during the year ended December 31, 2017.
Since the Company's initial public offering in January 2007 through December 31, 2017, the Company has repurchased a total of 24,097,355 shares of common stock at an average cost per share of $15.92, which is reported as treasury stock, at cost, on its Consolidated Balance Sheets.
14. Stock-Based Compensation
The Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan (the Plan) is administered by the Compensation Committee of the Board of Directors, which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants, and independent contractors. The maximum number of common shares reserved for grants of awards under the Plan was 5,500,000 shares, prior to reductions for grants made. The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, shares of restricted stock, restricted stock units (RSUs), performance stock units (PSUs), and other stock-based awards.
Commencing in 2017, employees who were awarded RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when the underlying award vests and becomes payable. If the underlying award does not vest or is forfeited, dividend equivalents with respect to the underlying award will also fail to become payable and will be forfeited. These awards are not considered participating securities for the purposes of determining earnings per share.
As of December 31, 2017, the only incentive awards outstanding under the Plan were nonqualified stock options, RSUs, and PSUs.
Compensation costs are recognized based on expected performance, if applicable, net of any estimated forfeitures on a straight-line basis over the requisite employee service periods. Forfeiture rates are based on historical experience and are adjusted in subsequent periods for differences in actual forfeitures from those estimated. Net stock-based compensation expense recognized in the Company's Consolidated Statements of Comprehensive Income was as follows:

	Years Ended December 31,
	2017	2016	2015
Stock-based compensation expense related to:	(in millions)
Stock options	$0.5	$0.7	$1.0
RSUs	2.0	1.9	2.0
PSUs	4.3	3.2	1.6
Total	6.8	5.8	4.6
Less: related tax benefit	2.4	2.0	1.6
Net stock-based compensation expense	$4.4	$3.8	$3.0
Stock Options
The fair value of the stock options granted is estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. During the years ended December 31, 2016 and 2015, the expected stock price volatility used to value the stock options granted in 2016 and 2015 was based on the volatility of the Company's historical stock price since February 2007. No stock options were granted in 2017. The expected term of the stock options granted in 2016 and 2015 was calculated using the 'plain-vanilla' calculation provided in the guidance of the SEC's SAB No. 107. The dividend yield was calculated using amounts authorized by the Board of Directors. The risk-free interest rate is the yield on the grant date of the stock options of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the stock options.
The Company anticipates issuing new shares of common stock upon the exercise of its outstanding stock options.

The fair value of the stock options granted during the years ended December 31, 2016 and 2015 was calculated using the following weighted average assumptions:

	2016	2015
Expected volatility	38.0%	38.0%
Expected life (in years)	4.8	4.8
Dividend yield	1.3%	1.0%
Risk-free interest rate	1.4%	1.6%
Weighted average grant date fair values of stock options granted	$8.46	$7.63
Changes in outstanding stock options for the year ended December 31, 2017 were as follows:

	Number of Stock Options	Weighted-Average Price	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2014	1,521,290	$17.45	2.9 years
Granted	80,800	24.20	6.2 years
Exercised	(463,466)	16.43
Forfeited	(17,079)	20.21
Stock options outstanding at December 31, 2015	1,121,545	18.31	2.8 years
Granted	67,431	27.72	6.2 years
Exercised	(586,132)	16.39
Expired	(6,075)	22.48
Forfeited	(32,673)	24.35
Stock options outstanding at December 31, 2016	564,096	21.04	3.3 years
Exercised	(307,076)	19.44
Forfeited	(9,673)	24.45
Stock options outstanding at December 31, 2017	247,347	22.90	3.4 years
Exercisable at December 31, 2017	156,517	21.71	2.8 years
At December 31, 2017, the Company had yet to recognize $0.5 million of unamortized expense related to stock option grants and expects to recognize these costs on a straight-line basis over the next 27 months. The fair value of stock options vested and the intrinsic value of outstanding and exercisable stock options as of December 31, were as follows:

	2017	2016	2015
	(in millions)
Fair value of stock options vested	$0.6	$0.8	$1.3
Intrinsic value of outstanding stock options	5.3	10.6	10.1
Intrinsic value of exercisable stock options	3.6	7.6	8.5
The intrinsic value of stock options exercised was $7.6 million, $7.6 million, and $4.0 million for the years ended December 31, 2017, 2016, and 2015.
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

Changes in outstanding RSUs for the year ended December 31, 2017 were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2014	306,867	$19.15
Granted	112,048	24.19
Forfeited	(7,749)	20.99
Vested	(92,133)	19.74
RSUs outstanding at December 31, 2015	319,033	20.71
Granted	100,218	28.20
Forfeited	(21,872)	24.87
Vested	(72,995)	21.56
RSUs outstanding at December 31, 2016	324,384	22.55
Granted	87,276	37.94
Forfeited	(13,711)	29.28
Vested	(70,877)	24.97
RSUs outstanding at December 31, 2017	327,072	25.85
Vested but unsettled RSUs at December 31, 2017	152,644	19.54
At December 31, 2017, the Company had yet to recognize $4.2 million of unamortized expense related to outstanding RSUs and expects to recognize these costs on a straight-line basis over the next 39 months. The grant date fair value of RSUs vested and the intrinsic value of vested RSUs for the years ended December 31, were as follows:

	2017	2016	2015
	(in millions)
Grant date fair value of RSUs vested	$1.8	$1.6	$1.7
Intrinsic value of RSUs vested	2.8	2.1	2.2
The intrinsic value of outstanding RSUs was $14.5 million, $12.8 million, and $8.7 million at December 31, 2017, 2016, and 2015.
PSUs
The Company has awarded PSUs to certain employees of the Company as follows:

Date of Grant	Target Number Awarded	Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2015(1)	110,000	$24.20	$2.7
March 2016(1)	97,236	27.72	2.7
March 2017(1)	97,440	37.60	3.7

(1)
The PSUs awarded in March 2015, 2016 and 2017 were awarded to certain employees of the Company and have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The values shown in the table represent the aggregate number of PSUs awarded at the target level.

At December 31, 2017, the Company had yet to recognize $4.7 million of unamortized expense related to PSU grants and expects to recognize these costs on a straight-line basis over the next 24 months. This is based on the expectation of the Company achieving a 200% of target rate for the 2015 PSUs, a 200% of target rate for the 2016 PSUs, and a 127% of target rate for the 2017 PSUs.

15. Statutory Matters
Statutory Financial Data
The combined capital stock, surplus, and net income of the Company's insurance subsidiaries (EICN, ECIC, EPIC, and EAC), prepared in accordance with the statutory accounting practices (SAP) of the National Association of Insurance Commissioners (NAIC) as well as SAP permitted by the states of California, Florida, and Nevada, were as follows:

	December 31,
	2017	2016
	(in millions)
Capital stock and unassigned surplus	$510.6	$447.1
Paid in capital	349.8	349.8
Surplus notes	32.0	32.0
Total statutory surplus	$892.4	$828.9
Net income for the Company's insurance subsidiaries prepared in accordance with SAP for the years ended December 31, 2017, 2016 and 2015 was $116.8 million, $101.4 million, and $87.8 million, respectively.
Treatment of the LPT Agreement, deferred policy acquisition costs, fair value of financial instruments, and the surplus notes (see Notes 5, 10, and 11) are the primary differences in the SAP-basis capital stock and total surplus of the insurance subsidiaries of $892.4 million and $828.9 million, and the GAAP-basis equity of the Company of $947.7 million and $840.6 million as of December 31, 2017 and 2016, respectively. Under SAP accounting, the retroactive reinsurance gain resulting from the LPT Agreement is recorded as a special component of surplus (special surplus funds) in the initial year of the contract, and not reported as unassigned surplus until the Company has recovered amounts in excess of the original consideration paid. The special surplus funds are also reduced by the amount of extraordinary dividends as approved by the Nevada Division of Insurance. Under SAP, the surplus notes are recorded as a separate component of surplus. Under SAP, changes to the estimated contingent profit commission under the LPT Agreement are reflected in commission expense in the period that the estimate is revised.
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
Nevada law limits the payment of cash dividends by EICN to its parent by providing that payments cannot be made except from available and accumulated surplus, otherwise unrestricted (unassigned), and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend prohibited by these restrictions may only be declared and distributed as an extraordinary dividend upon the prior approval of the Nevada Commissioner of Insurance (Nevada Commissioner). EICN may not pay such an extraordinary dividend or make an extraordinary distribution until the Nevada Commissioner either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the lesser of: (a) 10% of EICN's statutory surplus as regards to policyholders at the next preceding December 31; or (b) EICN's statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31. As of December 31, 2017, EICN had positive unassigned surplus of $196.7 million. During 2017, EICN did not pay any dividends. The maximum dividends that may be paid in 2018 by EICN without prior regulatory approval from the Nevada Department of Insurance is $19.9 million.
Under Florida law, without regulatory approval, EPIC and EAC may pay dividends if they do not exceed the greater of: the lesser of 10% of surplus or net income, not including realized capital gains, plus a 2-year carry forward; 10% of surplus, with dividends payable limited to unassigned funds minus 25% of unrealized capital gains; or, the lesser of 10% of surplus or net investment income plus a 3-year carry forward with dividends payable limited to unassigned funds minus 25% of unrealized capital gains. During 2017, EPIC and EAC did not pay any dividends. The maximum dividends that may be paid in 2018 by EPIC and EAC without prior regulatory approval from the Florida Office of Insurance Regulation (FOIR) is $15.9 million and $19.0 million, respectively.

ECIC is subject to regulation by the California Department of Insurance (California DOI). The ability of ECIC to pay dividends was further limited by restrictions imposed by the California DOI in its approval of the Company's October 1, 2008 reinsurance pooling agreement. Under that approval: (a) ECIC must initiate discussions of its business plan with the California DOI if its net written premium to policyholder surplus ratio exceeds 1.5 to 1; (b) ECIC will not exceed a ratio of net written premium to policyholder surplus of 2 to 1 without approval of the California DOI; (c) if at any time ECIC's policyholder surplus decreases to 80% or less than the September 30, 2008 balance, ECIC shall cease issuing new policies in California, but may continue to renew existing policies until it has (i) received a capital infusion to bring its surplus position to the same level as that as of September 30, 2008 and (ii) submitted a new business plan to the California DOI; (d) ECIC will maintain a risk based capital (RBC) level of at least 350% of the authorized control level; (e) should ECIC fail to comply with any commitments listed herein, ECIC will consent to any request by the California DOI to cease issuing new policies in California, but may continue to renew existing policies until such time that as ECIC is able to achieve full compliance with each commitment; and (f) the obligations listed shall only terminate with the written consent of the California DOI. During the years ended December 31, 2017, 2016, and 2015, ECIC was in compliance with these requirements.
Additionally, the California Insurance Holding Company System Regulatory Act limits the ability of ECIC to pay dividends to its parent. California law provides that, absent prior approval of the California Insurance Commissioner, dividends may only be declared from earned surplus. For purpose of this statute, earned surplus excludes amounts (1) derived from net appreciation in the value of assets not yet realized, or (2) derived from an exchange of assets, unless the assets received are currently realizable in cash. In addition, California law provides that the appropriate insurance regulatory authorities in the state of California must approve (or, within a 30 day notice period, not disapprove) any dividend that, together with all other such dividends paid during the preceding 12 months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards to policyholders at the preceding December 31; or (b) 100% of net income for the preceding year. During 2017, ECIC paid an ordinary dividend in the amount of $38.0 million to its parent company, EGI. ECIC can pay $10.4 million of dividends through August 8, 2018 and $48.4 million thereafter without prior regulatory approval, provided that no dividends are paid prior to August 8, 2018.
EPIC and EAC are subject to regulation by the Florida Department of Financial Services (FDFS). Florida statute Section 624.408 requires EPIC and EAC to maintain minimum capital and surplus of the greater of $4.0 million or 10% of total liabilities. Florida statute Section 624.4095 requires EPIC and EAC to maintain a ratio of written premiums, defined as 1.25 times written premiums, to surplus of no greater than 10-to-1 for gross written premiums and 4-to-1 for net written premiums. During the years ended December 31, 2017, 2016, and 2015, EPIC and EAC were in compliance with these statutes.
Additionally, EICN, ECIC, EPIC, and EAC are required to comply with RBC requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. As of December 31, 2017, 2016, and 2015, EICN, ECIC, EPIC, and EAC each had total adjusted capital above all regulatory action levels.
16. Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income:

	Years Ended December 31,
	2017	2016
	(in millions)
Net unrealized gain on investments, before taxes	$136.0	$114.6
Deferred tax expense on net unrealized gains	(28.6)	(40.1)
Total accumulated other comprehensive income	$107.4	$74.5
17. Employee Benefit and Retirement Plans
The Company maintains a 401(k) defined contribution plan covering all eligible Company employees (the Employers 401(k) Plan). Under the Employers 401(k) Plan, the Company's safe harbor matching consists of 100% matching contribution on salary deferrals up to 3% of compensation and then 50% matching contribution on salary deferrals from 3% to 5% of compensation. The Company's matching contribution to the Employers 401(k) Plan was $1.9 million, $1.9 million, and $1.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.
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
The following table presents the net income and the weighted average shares outstanding used in the earnings per share common share calculations.

	Years Ended December 31,
	2017	2016	2015
	(in millions, except share data)
Net income	$101.2	$106.7	$94.4
Weighted average number of shares outstanding–basic	32,501,576	32,434,580	32,070,911
Effect of dilutive securities:
Stock options	208,602	246,562	286,764
PSUs	271,738	222,594	155,768
RSUs	78,844	73,099	48,010
Dilutive potential shares	559,184	542,255	490,542
Weighted average number of shares outstanding–diluted	33,060,760	32,976,835	32,561,453
Diluted earnings per share excludes those outstanding stock options and any other common stock equivalents in periods where the inclusion of such stock options and common stock equivalents would be anti-dilutive. The following table presents the number of stock options, PSUs and RSUs that were excluded from the Company's calculation of diluted earnings per share.

	Years Ended December 31,
	2017	2016	2015
Stock options excluded as the exercise price was greater than the average market price	—	—	20,200
Stock options excluded under the treasury method, as the potential proceeds on settlement or exercise was greater than the value of shares acquired	—	89,221	257,405
19. Selected Quarterly Financial Data (Unaudited)
Quarterly results for the years ended December 31, 2017 and 2016 were as follows:

	2017 Quarters Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
Net premiums earned	$175.3	$171.7	$187.9	$181.6
Net realized gains on investments	2.2	1.1	4.1	—
Losses and loss adjustment expenses	109.0	106.1	116.9	85.2
Commission expense	21.5	21.5	23.7	24.7
Underwriting and other operating expenses	35.9	32.6	33.6	37.8
Other expenses	—	—	7.5	—
Income tax expense	6.3	7.8	7.0	21.7
Net income	23.2	24.8	21.9	31.3
Earnings per common share:
Basic	0.72	0.76	0.67	0.96
Diluted	0.70	0.75	0.66	0.94

	2016 Quarters Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
Net premiums earned	$172.6	$176.9	$173.3	$172.0
Net realized gains on investments	1.5	6.0	1.6	2.1
Losses and loss adjustment expenses	107.3	111.7	109.0	89.9
Commission expense	20.3	21.9	21.3	20.0
Underwriting and other operating expenses	36.3	33.6	31.7	34.5
Income tax expense	5.9	7.4	7.8	12.9
Net income	21.8	26.8	22.6	35.5
Earnings per common share:
Basic	0.67	0.82	0.70	1.10
Diluted	0.66	0.81	0.69	1.08
Significant Quarterly Adjustments
The second quarter of 2017 was favorably impacted by a $2.1 million gain from EHI's purchase of a $12.0 million notes payable.
The third quarter of 2017 was negatively impacted by a write-off of $7.5 million of previously capitalized costs relating to the development of information technology capabilities that had not yet been placed in service.
The fourth quarter of 2017 was impacted by: (1) favorable prior accident year loss development of $18.0 million; (2) a reduction in our current accident year loss provision rate for that reduced Losses and LAE by $10.6 million; and (3) $7.0 million in additional income tax expense from a revaluation of the Company's net deferred tax asset resulting from Enactment.
The second quarter of 2016 was impacted by: (1) an increase in net realized gains on investments, which resulted from sales of equity securities, which were undertaken in order to meet certain cash needs at the holding company; and (2) an increase in losses and loss adjustment expenses primarily due to four large losses totaling $6.5 million recognized during the quarter.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2017.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by Item 10 with respect to our executive officers and key employees is included under the caption “Executive Officers of the Registrant” in our Proxy Statement for the 2018 Annual Meeting and is incorporated herein by reference.
The information required by Item 10 with respect to our Directors is included under the caption “Election of Directors” in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to our audit committee and our audit committee financial expert is included under the caption “The Board of Directors and its Committees - Audit Committee” in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by Item 11 is included under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by Item 12 is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis” in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Equity and Incentive Plan
The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2017. We do not have any plans not approved by our stockholders. Our equity compensation plans are discussed further in Note 14 in the Notes to our Consolidated Financial Statements, which are included herein.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercised price of outstanding options, warrants, and rights(4)	(c) Number of securities remaining available for further issuance under compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1):
Stock options	247,347	$22.90	3,605,278
RSUs(2)	327,072		3,278,206
PSUs(3)	304,676		2,973,530
Equity compensation plans not approved by stockholders	—	—	—
Total	879,095	$22.90	2,973,530

(1)
The Plan is administered by the Compensation Committee of the Board of Directors, which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants, and independent contractors. The maximum number of common shares currently being reserved for grants of awards under the Plan was 5,500,000 shares, prior to reductions for grants made.

The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, shares of restricted stock, RSUs, PSUs, and other stock-based awards. As of December 31, 2017, the only incentive awards outstanding under the Plan were nonqualified stock options, RSUs, and PSUs.

(2)
RSUs are phantom (as opposed to actual) shares of common stock which, depending on the individual award, vest in equal tranches over one- to four-year periods, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date.

(3)
PSUs are phantom (as opposed to actual) shares of common stock, which are subject to a performance period of two to three years followed by an additional one-year vesting period, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date. PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The values shown in the table above represent the aggregate number of PSUs based on the expectation of the Company achieving an 200% of target rate for the 2015 PSUs, a 200% of target rate for the 2016 PSUs, and a 127% of target rate for the 2017 PSUs at the target level.

(4)
Holders of RSUs and PSUs are not entitled to voting rights. Commencing in 2017, employees who were awarded RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when the underlying award vests and becomes payable. RSUs and PSUs do not require the payment of an exercise price, accordingly, there is no weighted average exercise price for these awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is included under the caption “Audit Matters” in our Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following consolidated financial statements are filed in Item 8 of Part II of this report:

Page
Report of Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets as of December 31, 2017 and 2016	50
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2017, 2016 and 2015	51
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2017, 2016 and 2015	52
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2017, 2016 and 2015	53
Notes to Consolidated Financial Statements	54

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	85

Pursuant to Rule 7-05 of Regulation S-X, Financial Statement Schedules I, III, IV, V, and VI have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

Schedule II. Condensed Financial Information of Registrant

Employers Holdings, Inc.

Condensed Balance Sheets

	December 31,
	2017	2016
Assets	(in millions, except share data)
Investments:
Investment in subsidiary	$849.6	$757.5
Fixed maturity securities at fair value (amortized cost $40.2 in 2017 and $14.7 in 2016)	41.4	16.0
Short-term investments at fair value (amortized cost $3.7 at December 31, 2017)	3.7	—
Total investments	894.7	773.5

Cash and cash equivalents	39.6	41.4
Accrued investment income	0.3	0.3
Federal income taxes receivable	4.2	9.6
Deferred income taxes, net	14.5	20.0
Other assets	0.8	0.7
Total assets	$954.1	$845.5

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$4.5	$4.8
Intercompany payable	1.9	0.1
Total liabilities	6.4	4.9

Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,695,174 and 56,226,277 shares issued and 32,597,819 and 32,128,922 shares outstanding at December 31, 2017 and 2016, respectively	0.6	0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	381.2	372.0
Retained earnings	842.2	777.2
Accumulated other comprehensive income, net of tax	107.4	74.5
Treasury stock, at cost (24,097,355 shares at December 31, 2017 and December 31, 2016)	(383.7)	(383.7)
Total stockholders' equity	947.7	840.6
Total liabilities and stockholders' equity	$954.1	$845.5

Employers Holdings, Inc.

Condensed Statements of Income

	Years Ended December 31,
	2017	2016	2015
	(in millions, except per share data)
Revenues
Net investment income	$1.3	$1.9	$4.0
Net realized gains on investments	—	8.0	2.4
Total revenues	1.3	9.9	6.4

Expenses
Other operating expenses	15.2	13.8	13.8
Interest expense	—	—	1.1
Total expenses	15.2	13.8	14.9

Loss before income taxes and equity in earnings of subsidiary	(13.9)	(3.9)	(8.5)
Income tax benefit	(5.8)	(3.5)	(3.3)
Net loss before equity in earnings of subsidiary	(8.1)	(0.4)	(5.2)
Equity in earnings of subsidiary	109.3	107.1	99.6
Net income	$101.2	$106.7	$94.4

Earnings per common share:
Basic	$3.11	$3.29	$2.94
Diluted	$3.06	$3.24	$2.90

Cash dividends declared per common share	$0.60	$0.36	$0.24

Employers Holdings, Inc.

Condensed Statement of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Operating activities
Net income	$101.2	$106.7	$94.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiary	(71.5)	(107.1)	(99.6)
Realized gains on investments	—	(8.0)	(2.4)
Stock-based compensation	6.8	5.8	4.6
Excess tax benefits from stock-based compensation	—	—	(1.2)
Amortization of premium on investments, net	0.1	0.4	0.9
Deferred income tax expense (benefit)	5.3	2.9	(4.6)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(0.3)	(0.7)	1.7
Federal income taxes	5.4	(7.9)	4.9
Other assets	(0.1)	0.8	0.4
Intercompany payable	1.8	0.3	0.1
Other	—	(0.4)	1.2
Net cash provided by (used in) operating activities	48.7	(7.2)	0.4

Investing activities
Purchases of fixed maturity securities	(30.6)	(31.0)	(21.6)
Purchases of equity securities	—	(3.6)	(19.0)
Purchases of short-term securities	(7.9)	—	—
Proceeds from sale of fixed maturity securities	5.0	—	18.3
Proceeds from maturities and redemptions of investments	4.5	24.9	45.5
Proceeds from sale of equity securities	—	88.5	24.0
Capital contributions to subsidiary	(5.6)	(8.0)	—
Change in restricted cash equivalents	—	—	4.6
Net cash (used in) provided by investing activities	(34.6)	70.8	51.8

Financing activities
Acquisition of common stock	—	(21.1)	—
Cash transactions related to stock-based compensation	3.8	9.0	4.8
Dividends paid to stockholders	(19.7)	(11.5)	(7.7)
Payments on notes payable	—	—	(60.0)
Excess tax benefits from stock-based compensation	—	—	1.2
Net cash used in financing activities	(15.9)	(23.6)	(61.7)

Net (decrease) increase in cash and cash equivalents	(1.8)	40.0	(9.5)
Cash and cash equivalents at the beginning of the period	41.4	1.4	10.9
Cash and cash equivalents at the end of the period	$39.6	$41.4	$1.4

Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Employers Holdings, Inc.		10-K	001-33245	3.1	March 30, 2007
3.2	Amended and Restated Bylaws of Employers Holdings, Inc.		10-Q	001-33245	3.1	April 27, 2017
4.1	Form of Common Stock Certificate		S-1/A	333-139092	4.1	January 18, 2007
10.1	Quota Share Reinsurance Agreement, dated as of June 30, 1999, between State Industrial Insurance System of Nevada, D.B.A.: Employers Insurance Company of Nevada and the various Reinsurers as identified by the Interests and Liabilities Agreements attached thereto(1)		S-1/A	333-139092	10.1	January 18, 2007
10.2	Producer Agreement, dated as of May 1, 2005, between Employers Compensation Insurance Company and Automatic Data Processing Insurance Agency, Inc.(1)		S-1/A	333-139092	10.2	January 18, 2007
10.3	Joint Marketing and Network Access Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	333-139092	10.3	January 18, 2007
10.4	Joint Marketing and Network Access Agreement, dated as of July 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	333-139092	10.4	January 18, 2007
10.5	Stock Purchase Agreement, between Employers Group, Inc. and Partner Reinsurance Company of the U.S., dated as of August 11, 2017		8-K	001-33245	10.1	August 15, 2017
*10.6	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors		10-Q	001-33245	10.1	August 7, 2009
*10.7	Employment Agreement by and between Employers Holdings, Inc. and Douglas D. Dirks, dated May 11, 2012 and the renewal term effective January 1, 2017		8-K	001-33245	10.1	May 11, 2012
*10.8	Employment Agreement by and between Employers Holdings, Inc. and Michael S. Paquette, dated December 16, 2016 and effective January 1, 2017		8-K	001-33245	10.1	December 16, 2016
*10.9	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Tracey L. Berg, dated June 26, 2017, and effective as of January 1, 2018		8-K	001-33245	10.1	June 30, 2017
*10.10	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Stephen V. Festa, dated June 26, 2017, and effective as of January 1, 2018		8-K	001-33245	10.2	June 30, 2017
*10.11	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and John P. Nelson, dated June 26, 2017, and effective as of January 1, 2018		8-K	001-33245	10.3	June 30, 2017
*10.12	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Lenard T. Ormsby, dated June 26, 2017, and effective as of January 1, 2018		8-K	001-33245	10.4	June 30, 2017

*10.13	Amendment No. 1, dated October 30, 2017, to Employment Agreement effective January 1, 2017, by and between Employers Holdings, Inc. and Michael S. Paquette		8-K	001-33245	10.1	October 31, 2017
*10.14	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement		10-Q	001-33245	10.2	April 27, 2017
*10.15	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement		10-Q	001-33245	10.3	April 27, 2017
*10.16	Employers Holdings, Inc. Equity and Incentive Plan Form of Stock Option Agreement		10-Q	001-33245	10.3	April 30, 2015
*10.17	Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan		8-K	001-3324	10.1	May 22, 2015
12.1	Computation of Ratio of Earnings to Fixed Charges	X
21.1	Subsidiaries of Employers Holdings, Inc.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

Date:	March 1, 2018	EMPLOYERS HOLDINGS, INC.

		By:	/s/ Michael S. Paquette
Name: Michael S. Paquette
Title: Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Rumbolz	Chairman of the Board	March 1, 2018
Michael D. Rumbolz

/s/ Douglas D. Dirks	President and Chief Executive Officer, Director (Principal Executive Officer)	March 1, 2018
Douglas D. Dirks

/s/ Michael S. Paquette	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2018
Michael S. Paquette

/s/ Richard W. Blakey	Director	March 1, 2018
Richard W. Blakey

/s/ Prasanna G. Dhoré	Director	March 1, 2018
Prasanna G. Dhoré

/s/ Valerie R. Glenn	Director	March 1, 2018
Valerie R. Glenn

/s/ James R. Kroner	Director	March 1, 2018
James R. Kroner

/s/ Michael J. McColgan	Director	March 1, 2018
Michael J. McColgan

/s/ Michael J. McSally	Director	March 1, 2018
Michael J. McSally

/s/ Ronald F. Mosher	Director	March 1, 2018
Ronald F. Mosher

/s/ Katherine W. Ong	Director	March 1, 2018
Katherine W. Ong