Form 10-Q
period 2018-03-31
Employers Holdings, Inc.
filed 2018-04-27
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	April 19, 2018
Common Stock, $0.01 par value per share	32,758,139 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	March 31, 2018	December 31, 2017
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,437.3 at March 31, 2018 and $2,421.0 at December 31, 2017)	$2,434.8	$2,463.4
Equity securities at fair value (cost $113.3 at March 31, 2018 and $116.7 at December 31, 2017)	194.0	210.3
Equity securities at cost	4.7	—
Short-term investments at fair value (amortized cost $34.9 at March 31, 2018 and $4.0 at December 31, 2017)	34.9	4.0
Total investments	2,668.4	2,677.7
Cash and cash equivalents	56.3	73.3
Restricted cash and cash equivalents	0.9	1.0
Accrued investment income	18.9	19.6
Premiums receivable (less bad debt allowance of $10.0 at March 31, 2018 and December 31, 2017)	350.0	326.7
Reinsurance recoverable for:
Paid losses	6.9	7.2
Unpaid losses	531.1	537.0
Deferred policy acquisition costs	50.8	45.8
Deferred income taxes, net	26.5	28.7
Property and equipment, net	14.8	13.9
Intangible assets, net	7.8	7.9
Goodwill	36.2	36.2
Contingent commission receivable—LPT Agreement	31.4	31.4
Other assets	47.9	33.7
Total assets	$3,847.9	$3,840.1

Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,258.1	$2,266.1
Unearned premiums	351.9	318.3
Total claims and policy liabilities	2,610.0	2,584.4
Commissions and premium taxes payable	55.8	55.3
Accounts payable and accrued expenses	21.6	23.7
Deferred reinsurance gain—LPT Agreement	161.0	163.6
Notes payable	20.0	20.0
Other liabilities	49.2	45.4
Total liabilities	$2,917.6	$2,892.4
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,849,494 and 56,695,174 shares issued and 32,752,139 and 32,597,819 shares outstanding at March 31, 2018 and December 31, 2017, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	380.4	381.2
Retained earnings	935.0	842.2
Accumulated other comprehensive (loss) income, net of tax	(2.0)	107.4
Treasury stock, at cost (24,097,355 shares at March 31, 2018 and December 31, 2017)	(383.7)	(383.7)
Total stockholders’ equity	930.3	947.7
Total liabilities and stockholders’ equity	$3,847.9	$3,840.1
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions, except per share data)
	Three Months Ended
	March 31,
	2018	2017
Revenues	(unaudited)
Net premiums earned	$176.6	$175.3
Net investment income	19.4	18.8
Net realized and unrealized (losses) gains on investments	(8.0)	2.2
Total revenues	188.0	196.3
Expenses
Losses and loss adjustment expenses	95.4	109.0
Commission expense	23.7	21.5
Underwriting and other operating expenses	39.2	35.9
Interest and financing expenses	0.3	0.4
Total expenses	158.6	166.8
Net income before income taxes	29.4	29.5
Income tax expense	3.8	6.3
Net income	$25.6	$23.2

Comprehensive (loss) income
Unrealized AFS investment (losses) gains arising during the period (net of taxes of $(9.6) and $5.1 for the three months ended March 31, 2018 and 2017, respectively)	$(35.8)	$9.4
Reclassification adjustment for realized AFS investment losses (gains) in net income (net of taxes of $0.1 and $(0.8) for the three months ended March 31, 2018 and 2017, respectively)	0.4	(1.4)
Other comprehensive (loss) income, net of tax	(35.4)	8.0
Total comprehensive (loss) income	$(9.8)	$31.2

Net realized and unrealized (losses) gains on investments
Net realized and unrealized (losses) gains on investments before impairments	$(6.0)	$2.4
Other than temporary impairment recognized in earnings	(2.0)	(0.2)
Net realized and unrealized (losses) gains on investments	$(8.0)	$2.2

Earnings per common share (Note 11):
Basic	$0.78	$0.72
Diluted	$0.77	$0.70
Cash dividends declared per common share and eligible RSUs and PSUs	$0.20	$0.15
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock at Cost	Total Stockholders' Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2018	56,695,174	$0.6	$381.2	$842.2	$107.4	$(383.7)	$947.7
Stock-based obligations	—	—	2.1	—	—	—	2.1
Stock options exercised	275	—	—	—	—	—	—
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	154,045	—	(2.9)	—	—	—	(2.9)
Dividends declared	—	—	—	(6.6)	—	—	(6.6)
Net income for the period		—	—	25.6	—	—	25.6
Reclassification adjustment for adoption of ASU No. 2016-01	—	—	—	74.0	(74.0)	—	—
Change in net unrealized losses on investments, net of taxes of $9.5		—	—	—	(35.4)	—	(35.4)
Balance, March 31, 2018	56,849,494	$0.6	$380.4	$935.0	$(2.0)	$(383.7)	$930.3

Balance, January 1, 2017	56,226,277	$0.6	$372.0	$777.2	$74.5	$(383.7)	$840.6
Stock-based obligations	—	—	2.0	—	—	—	2.0
Stock options exercised	37,005	—	0.6	—	—	—	0.6
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	110,286	—	(1.9)	—	—	—	(1.9)
Dividends declared	—	—	—	(5.0)	—	—	(5.0)
Net income for the period		—	—	23.2	—	—	23.2
Change in net unrealized gains on investments, net of taxes of $(4.3)		—	—	—	8.0	—	8.0
Balance, March 31, 2017	56,373,568	$0.6	$372.7	$795.4	$82.5	$(383.7)	$867.5

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Three Months Ended
	March 31,
	2018	2017
Operating activities	(unaudited)
Net income	$25.6	$23.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2.0	2.1
Stock-based compensation	2.1	1.9
Amortization of premium on investments, net	2.4	3.6
Allowance for doubtful accounts	—	(0.4)
Deferred income tax (benefit) expense	11.7	3.0
Net realized and unrealized losses (gains) on investments	8.0	(2.2)
Change in operating assets and liabilities:
Premiums receivable	(23.3)	(18.7)
Reinsurance recoverable on paid and unpaid losses	6.2	7.7
Current federal income taxes	(8.0)	3.2
Unpaid losses and loss adjustment expenses	(8.0)	(2.8)
Unearned premiums	33.6	20.5
Accounts payable, accrued expenses and other liabilities	0.7	(3.1)
Deferred reinsurance gain—LPT Agreement	(2.6)	(3.0)
Other	(4.2)	(4.3)
Net cash provided by operating activities	46.2	30.7
Investing activities
Purchases of fixed maturity securities	(231.9)	(138.3)
Purchases of equity securities	(6.8)	(5.6)
Purchases of short-term investments	(34.9)	(7.9)
Proceeds from sale of fixed maturity securities	133.7	27.3
Proceeds from sale of equity securities	10.9	5.8
Proceeds from maturities and redemptions of fixed maturity securities	78.9	63.3
Proceeds from maturities of short-term investments	4.0	8.5
Net change in unsettled investment purchases and sales	(4.7)	18.0
Capital expenditures and other	(2.9)	(3.5)
Net cash used in investing activities	(53.7)	(32.4)
Financing activities
Cash transactions related to stock-based compensation	(2.9)	(1.3)
Dividends paid to stockholders	(6.6)	(5.0)
Payments on capital leases	(0.1)	(0.1)
Net cash used in financing activities	(9.6)	(6.4)
Net decrease in cash, cash equivalents and restricted cash	(17.1)	(8.1)
Cash, cash equivalents and restricted cash at the beginning of the period	74.3	70.8
Cash, cash equivalents and restricted cash at the end of the period	$57.2	$62.7
The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	March 31, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents	$56.3	$73.3
Restricted cash and cash equivalents supporting reinsurance obligations	0.9	1.0
Total cash, cash equivalents and restricted cash	$57.2	$74.3

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
In 1999, the Nevada State Industrial Insurance System (the Fund) entered into a retroactive 100% quota share reinsurance agreement (the LPT Agreement) through a loss portfolio transfer transaction with third party reinsurers. The LPT Agreement commenced on June 30, 1999 and will remain in effect until all claims under the covered policies have closed, the LPT Agreement is commuted or terminated, upon the mutual agreement of the parties, or the reinsurers' aggregate maximum limit of liability is exhausted, whichever occurs first. The LPT Agreement does not provide for any additional termination terms. On January 1, 2000, EICN assumed all of the assets, liabilities and operations of the Fund, including the Fund's rights and obligations associated with the LPT Agreement (See Note 7).
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
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s Form 10-K for the year ended December 31, 2017 (Annual Report).
The Company operates as a single operating segment, workers' compensation insurance, through its wholly owned subsidiaries. The Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance based on discrete financial information.
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
2. New Accounting Standards
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU Number 2016-02, Leases (Topic 842). This update provides guidance on a new lessee model that includes the recognition of assets and liabilities arising from lease transactions on the balance sheet. Additionally, the update provides clarity on the definition of a lease and the distinction between finance and operating leases. Furthermore, the update requires certain qualitative and quantitative disclosures pertaining to the amounts recorded in the financial statements. This update becomes effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. Currently, the Company is analyzing the impact of the new standard on its current accounting policies, internal controls, and has identified lease contracts applicable to this update. Upon completion of these and other assessments, the Company will be able to identify the impact of adopting the new standard on its consolidated financial condition and results of operations.
Recently Adopted Accounting Standards
In March 2018, the FASB issued ASU Number 2018-04, Investments - Debt Securities (Topic 320) and Regulated Operations (Topic 980). This update amended the guidance for other than temporary impairment of equity securities at fair value upon a registrant's adoption of ASC Topic 320. The Company adopted Topic 320 concurrently with ASU Number 2016-01 in January 2018. Topic 980 is not applicable to the Company.
In March 2018, the FASB issued ASU Number 2018-05, Income Taxes (Topic 740). This update provides guidance regarding the application of ASC Topic 740 for the income tax effects of the Tax Cuts and Jobs Act. This update allowed companies to report provisional amounts of the effects of the Tax Cuts and Jobs Act in their financial statements in the first reporting period they are able to determine a reasonable estimate and any adjustments to provisional amounts should be included in income from continuing operations as an adjustment to tax expense or benefit in the reporting period the amounts are determined. The Company adopted this update in the fourth quarter of 2017 and included an estimate of the income tax effects in its financial statements for the year ended December 31, 2017. The Company does not expect the amounts of any future income tax adjustments related to the effects of the Tax Cuts and Jobs Act to be material.
In January 2016, the FASB issued ASU Number 2016-01, Financial Instruments - Overall (Subtopic 825-10). This update replaces the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and requires those equity securities to be measured at fair value with changes in fair value recognized through net income. Additionally, this update eliminates the disclosure of the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. It requires financial instruments to be measured at fair value using the exit price notion. Furthermore, this update clarifies that an evaluation of deferred tax assets related to available-for-sale (AFS) securities is needed, in combination with an evaluation of other deferred tax assets, to determine if a valuation allowance is required.
This update did not apply to the Company’s investment in Federal Home Loan Bank (FHLB) stock. Rather, it specified that FHLB stock shall be carried at cost and evaluated periodically for impairment; furthermore, it specified that, beginning January 1, 2018, FHLB stock shall not be shown with securities accounted for under ASC 321, which provides detailed guidance on, among other things, accounting and reporting of investments in equity securities that have readily determinable fair values. As a result, the Company’s investment in FHLB stock is presented within Equity securities at cost on the Company's Consolidated Balance Sheet at March 31, 2018. In all periods prior to January 1, 2018, the Company's investment in FHLB stock is presented within Equity securities at fair value on the Company's Consolidated Balance Sheets.
This update became effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this update effective January 1, 2018. Adoption of this accounting standard resulted in a $74.0 million reclassification adjustment, net of tax, from accumulated other comprehensive income to retained earnings.

3. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,663.7	$2,663.7	$2,677.7	$2,677.7
Cash and cash equivalents	56.3	56.3	73.3	73.3
Restricted cash and cash equivalents	0.9	0.9	1.0	1.0
Financial liabilities
Notes payable	$20.0	$24.3	$20.0	$23.6
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
The Company uses third party pricing services to assist it with its investment accounting function. The ultimate pricing source varies depending on the investment security and pricing service used, but investment securities valued on the basis of observable inputs (Levels 1 and 2) are generally assigned values on the basis of actual transactions. Securities valued on the basis of pricing models with significant unobservable inputs or non-binding broker quotes are classified as Level 3. The Company performs quarterly analyses on the prices it receives from third parties to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source, as it is ultimately management’s responsibility to ensure that the fair values reflected in the Company’s consolidated financial statements are appropriate. If differences are noted in these analyses, the Company may obtain additional information from other pricing services to validate the quoted price.
The Company bases all of its estimates of fair value for assets on the bid prices, when available, as they represent what a third-party market participant would be willing to pay in an arm's length transaction.
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments made to the prices obtained from third party pricing services as of March 31, 2018 and December 31, 2017.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. When objectively verifiable information is not available, the Company produces an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
The Company's estimates of fair value for its notes payable are based on a combination of the variable interest rates for notes with similar durations to discount the projection of future payments on notes payable. The fair value measurements for notes payable have been determined to be Level 2 at each of the periods presented.
Each of the Company's insurance operating subsidiaries is a member of the FHLB of San Francisco. Members are required to purchase stock in FHLB in addition to maintaining collateral deposits that back any funds advanced. The Company's investment in FHLB stock is recorded at cost, as purchases and sales of these securities are at par value with the issuer. FHLB stock is considered a restricted security and is periodically evaluated by the Company for impairment based on the ultimate recovery of par value.

The following table presents the Company's investments at fair value and the corresponding fair value measurements.

	March 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$137.0	$—	$—	$137.0	$—
U.S. Agencies	—	11.6	—	—	11.8	—
States and municipalities	—	565.0	—	—	642.5	—
Corporate securities	—	1,127.3	—	—	1,118.0	—
Residential mortgage-backed securities	—	426.9	—	—	389.3	—
Commercial mortgage-backed securities	—	105.0	—	—	106.0	—
Asset-backed securities	—	62.0	—	—	58.8	—
Total fixed maturity securities	$—	$2,434.8	$—	$—	$2,463.4	$—
Equity securities at fair value:
Industrial and miscellaneous	$170.9	$—	$—	$181.7	$—	$—
Non-redeemable preferred stock (FHLB)	—	—	—	—	—	4.7
Other	23.1	—	—	23.9	—	—
Total equity securities at fair value	194.0	—	—	205.6	—	4.7
Short-term investments	—	34.9	—	—	4.0	—
Total investments at fair value	$194.0	$2,469.7	$—	$205.6	$2,467.4	$4.7
Certain cash equivalents, principally money market securities, are measured at fair value using the net asset value (NAV) per share. The following table presents cash equivalents at NAV and total cash and cash equivalents carried at fair value on the Company's Consolidated Balance Sheets.

	March 31, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents at fair value	$30.3	$34.3
Cash equivalents measured at NAV, which approximates fair value	26.0	39.0
Total cash and cash equivalents	$56.3	$73.3
The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs for the three months ended March 31, 2018 and 2017.

	Level 3 Securities
	2018	2017
	(in millions)
Beginning balance, January 1	$4.7	$11.9
Transfers out of Level 3 (1)	(4.7)	(1.4)
Purchases and sales, net	—	(0.2)
Ending balance, March 31	$—	$10.3

(1)
Transfers during the first quarter of 2017 were from Level 3 to Level 2 as observable market data became available for these securities. The transfer during the first quarter of 2018 was the result of adoption of ASU 2016-01, which specified that FHLB stock shall be carried at cost and is no longer measured at fair value.

4. Investments
The Company's investments in fixed maturity securities, equity securities at fair value (prior to 2018), and short-term investments are classified as AFS and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes, in Accumulated other comprehensive (loss) income (AOCI) on the Company’s Consolidated Balance Sheets. Beginning in 2018, with the adoption of ASU 2016-01, the Company's investments in equity securities at fair value are no longer classified as AFS and changes in fair value are included in Net realized and unrealized (losses) gains on investments on the Company's Consolidated Statements of Comprehensive Income. Effective January 1, 2018,

the Company's investment in FHLB stock is presented within Equity securities at cost on the Company's Consolidated Balance Sheets.
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s AFS investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At March 31, 2018
Fixed maturity securities
U.S. Treasuries	$137.5	$1.1	$(1.6)	$137.0
U.S. Agencies	11.3	0.3	—	11.6
States and municipalities	550.1	15.9	(1.0)	565.0
Corporate securities	1,134.8	8.7	(16.2)	1,127.3
Residential mortgage-backed securities	434.2	2.4	(9.7)	426.9
Commercial mortgage-backed securities	107.3	0.1	(2.4)	105.0
Asset-backed securities	62.1	0.2	(0.3)	62.0
Total fixed maturity securities	2,437.3	28.7	(31.2)	2,434.8
Short-term investments	34.9	—	—	34.9
Total AFS investments	$2,472.2	$28.7	$(31.2)	$2,469.7

At December 31, 2017
Fixed maturity securities
U.S. Treasuries	$135.8	$2.0	$(0.8)	$137.0
U.S. Agencies	11.3	0.5	—	11.8
States and municipalities	617.0	25.5	—	642.5
Corporate securities	1,103.4	18.0	(3.4)	1,118.0
Residential mortgage-backed securities	388.3	3.6	(2.6)	389.3
Commercial mortgage-backed securities	106.5	0.4	(0.9)	106.0
Asset-backed securities	58.7	0.3	(0.2)	58.8
Total fixed maturity securities	2,421.0	50.3	(7.9)	2,463.4
Equity securities at fair value
Industrial and miscellaneous	100.8	81.5	(0.6)	181.7
Non-redeemable preferred stock (FHLB)	4.7	—	—	4.7
Other	11.2	12.7	—	23.9
Total equity securities at fair value	116.7	94.2	(0.6)	210.3
Short-term investments	4.0	—	—	4.0
Total AFS investments	$2,541.7	$144.5	$(8.5)	$2,677.7
The cost and estimated fair value of the Company’s equity securities recorded at fair value at March 31, 2018 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At March 31, 2018
Equity securities at fair value
Industrial and miscellaneous	$102.0	$170.9
Other	11.3	23.1
Total equity securities at fair value	$113.3	$194.0

The amortized cost and estimated fair value of the Company's fixed maturity securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$209.0	$210.0
Due after one year through five years	777.5	782.9
Due after five years through ten years	716.4	712.4
Due after ten years	130.8	135.6
Mortgage and asset-backed securities	603.6	593.9
Total	$2,437.3	$2,434.8
The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in millions, except number of issues data)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$91.7	$(1.3)	29	$86.0	$(0.5)	28
States and municipalities	95.0	(1.0)	23	—	—	—
Corporate securities	789.6	(14.4)	254	307.6	(2.3)	113
Residential mortgage-backed securities	273.7	(6.3)	83	165.0	(0.8)	45
Commercial mortgage-backed securities	77.6	(1.4)	33	41.8	(0.2)	19
Asset-backed securities	44.5	(0.3)	31	29.3	(0.2)	25
Total less than 12 months	$1,372.1	$(24.7)	453	$629.7	$(4.0)	230

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$23.3	$(0.3)	10	$23.4	$(0.3)	10
Corporate securities	36.2	(1.8)	15	53.2	(1.1)	17
Residential mortgage-backed securities	72.9	(3.4)	32	77.1	(1.8)	32
Commercial mortgage-backed securities	20.7	(1.0)	8	25.1	(0.7)	8
Total 12 months or greater	$153.1	$(6.5)	65	$178.8	$(3.9)	67
At December 31, 2017, the Company also had $0.6 million of gross unrealized losses on 24 equity securities that were in a continuous loss position for less than 12 months.
The Company recognized impairments on fixed maturity securities of $2.0 million (consisting of 57 securities) during the three months ended March 31, 2018 as a result of the Company's intent to sell these securities. There were no other-than-temporary impairments on fixed maturity securities recognized during the three months ended March 31, 2017. The Company determined that the remaining unrealized losses on fixed maturity securities for the three months ended March 31, 2018 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the lack of severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities at an amount less than their amortized cost.
The adoption of ASU 2016-01 removed the impairment assessment for equity securities at fair value, and, beginning in 2018, changes in fair value are included in Net realized and unrealized (losses) gains on investments on the Company's Consolidated Statements of Comprehensive Income. Prior to the adoption of this standard, the Company recognized an impairment on equity securities of $0.2 million (consisting of one security) during the three months ended March 31, 2017. The other-than-temporary impairment recognized during this period was the result of the severity and duration of the change in fair value of this security. Certain unrealized losses on equity securities during the three months ended March 31, 2017 were not considered to be other-

than-temporary due to the financial condition and near-term prospects of the issuers, and the Company's intent to hold the securities until fair value recovers to above cost.
Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses on fixed maturity securities are also recognized when securities are written down as a result of an other-than-temporary impairment.
Net realized gains on investments and the change in unrealized gains (losses) on the Company's investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI, before tax
		(in millions)
Three Months Ended March 31, 2018
Fixed maturity securities	$1.8	$(2.3)	$(44.9)	$(0.5)	$(44.9)
Equity securities	5.6	(0.2)	(12.9)	(7.5)	—
Total investments	$7.4	$(2.5)	$(57.8)	$(8.0)	$(44.9)

Three Months Ended March 31, 2017
Fixed maturity securities	$0.5	$—	$6.2	$0.5	$6.2
Equity securities	1.9	(0.2)	6.1	1.7	6.1
Total investments	$2.4	$(0.2)	$12.3	$2.2	$12.3
Net investment income was as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in millions)
Fixed maturity securities	$18.5	$17.8
Equity securities	1.6	1.8
Cash equivalents and restricted cash	0.2	0.1
Gross investment income	20.3	19.7
Investment expenses	(0.9)	(0.9)
Net investment income	$19.4	$18.8
The Company is required by various state laws and regulations to hold securities or letters of credit in depository accounts with certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of March 31, 2018 and December 31, 2017, securities having a fair value of $950.0 million and $1,009.7 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $140.0 million of securities on deposit as of March 31, 2018 (See Note 8).
Certain reinsurance contracts require the Company's funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at March 31, 2018 and December 31, 2017 was $24.3 million and $24.5 million, respectively.
5. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The Company's effective tax rate was 12.9% and 21.4% for the three months ended March 31, 2018 and 2017, respectively. Tax-advantaged investment income, Deferred Gain amortization, and certain other adjustments reduced the Company's effective income tax rate below the U.S. statutory rates of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively.

6. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended
	March 31,
	2018	2017
	(in millions)
Unpaid losses and LAE at beginning of period	$2,266.1	$2,301.0
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	537.0	580.0
Net unpaid losses and LAE at beginning of period	1,729.1	1,721.0
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	110.4	111.9
Prior periods	(12.4)	—
Total net losses and LAE incurred during the period	98.0	111.9
Paid losses and LAE, net of reinsurance, related to:
Current period	5.9	4.7
Prior periods	94.2	102.9
Total net paid losses and LAE during the period	100.1	107.6
Ending unpaid losses and LAE, net of reinsurance	1,727.0	1,725.3
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	531.1	572.9
Unpaid losses and LAE at end of period	$2,258.1	$2,298.2
Total net losses and LAE included in the above table exclude amortization of the deferred reinsurance gain—LPT Agreement, which totaled $2.6 million and $2.9 million for the three months ended March 31, 2018 and 2017, respectively (See Note 7).
The change in incurred losses and LAE attributable to prior periods included $12.0 million of favorable development on the Company's voluntary risk business and $0.4 million of favorable development on the Company's assigned risk business for the three months ended March 31, 2018. The favorable prior accident year loss development on voluntary business during the three months ended March 31, 2018 was the result of the Company's determination that adjustments were necessary to reflect observed favorable paid loss trends. Paid loss trends have been impacted by cost savings associated with accelerated claims settlement activity that began in 2014 and continued into 2018.
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
The Company amortized $2.6 million and $2.9 million of the Deferred Gain for the three months ended March 31, 2018 and 2017, respectively. The remaining Deferred Gain was $161.0 million and $163.6 million as of March 31, 2018 and December 31, 2017, respectively. The estimated remaining liabilities subject to the LPT Agreement were $432.8 million and $438.9 million as of March 31, 2018 and December 31, 2017, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $755.4 million and $749.3 million from inception through March 31, 2018 and December 31, 2017, respectively.

8. Notes Payable and Other Financing Arrangements
Notes payable is comprised of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Dekania Surplus Note, due April 29, 2034	$10.0	$10.0
Alesco Surplus Note, due December 15, 2034	10.0	10.0
Total	$20.0	$20.0
EPIC has a $10.0 million surplus note to Dekania CDO II, Ltd. issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Both the payment of interest and repayment of the principal under this note and the surplus note described in the following paragraph are subject to the prior approval of the Florida Department of Financial Services.
EPIC has a $10.0 million surplus note to Alesco Preferred Funding V, LTD issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in 2009. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR.
Other financing arrangements is comprised of the following:
Each of the Company's insurance subsidiaries is a member of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis. Currently, none of the Company's insurance subsidiaries has advances outstanding under the FHLB facility.
FHLB membership also allows the Company's insurance subsidiaries access to standby letters of credit. On March 9, 2018, ECIC, EPIC, and EAC entered into standby Letter of Credit Reimbursement Agreements (Letter of Credit Agreements) with the FHLB. The Letter of Credit Agreements are between FHLB and each of EAC, in the amount of $40.0 million, ECIC, in the amount of $50.0 million, and EPIC, in the amount of $50.0 million. The Letter of Credit Agreements became effective March 9, 2018 and expire March 31, 2019; however, the Letter of Credit Agreements will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of March 31, 2018, letters of credit totaling $140.0 million were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements.
As of March 31, 2018, investment securities having a fair value of $241.2 million were pledged to FHLB by the Company's insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.
9. Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of unrealized (losses) gains on investments classified as AFS, net of deferred tax expense. Beginning in 2018, with the adoption of ASU No. 2016-01, the Company's investments in equity securities at fair value are no longer considered to be AFS and are reported at fair value with unrealized gains and losses included in Net realized and unrealized (losses) gains on investments on the Company's Consolidated Statements of Comprehensive Income. Prior to 2018, investments in equity securities at fair value were classified as AFS and changes in fair value were excluded from earnings and reported in accumulated other comprehensive income. The following table summarizes the components of accumulated other comprehensive (loss) income:

	March 31, 2018	December 31, 2017
	(in millions)
Net unrealized (losses) gains on investments, before taxes	$(2.5)	$136.0
Deferred tax benefit (expense) on net unrealized (losses) gains	0.5	(28.6)
Total accumulated other comprehensive (loss) income	$(2.0)	$107.4

10. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2018
RSUs(1)	71,400	$40.30	$2.9
RSUs(2)	736	40.50	—
PSUs(3)	96,940	40.30	3.9

(1)
The RSUs awarded in March 2018 were awarded to certain employees of the Company and vest 25% on March 15, 2019, and each of the subsequent three anniversaries of that date. The RSUs are subject to accelerated vesting in certain circumstances, including but not limited to: death, disability, retirement, or in connection with a change of control of the Company.

(2)	The RSUs awarded in March 2018 were awarded to non-employee Directors of the Company and vest in full on May 25, 2018.

(3)
The PSUs awarded in March 2018 were awarded to certain employees of the Company and have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The value shown in the table represents the aggregate number of PSUs awarded at the target level.

Employees who were awarded RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when the underlying award vests and becomes payable. If the underlying award does not vest or is forfeited, any dividend equivalents with respect to the underlying award will also fail to become payable and will be forfeited.
Stock options exercised totaled 275 for the three months ended March 31, 2018, 37,005 for the three months ended March 31, 2017, and 307,076 for the year ended December 31, 2017.
As of March 31, 2018, the Company had 247,072 options, 303,194 RSUs, and 266,535 PSUs (based on target number awarded) outstanding.
11. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilutive impact of all common stock equivalents on earnings per share. Diluted earnings per share includes shares that are assumed to be issued under the “treasury stock method,” which reflects the potential dilution that would occur if outstanding RSUs and PSUs had vested and options were to be exercised.
Commencing in 2017, certain stock-based compensation awards are eligible to receive dividend equivalents on awards that fully vest or become payable. The dividend equivalents are reflected in the Company's net income; therefore, these awards are not considered participating securities for the purposes of determining earnings per share.
The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended
	March 31,
	2018	2017
	(in millions, except share data)
Net income—basic and diluted	$25.6	$23.2
Weighted average number of shares outstanding—basic	32,830,481	32,327,784
Effect of dilutive securities:
PSUs	304,047	309,891
Stock options	100,914	225,664
RSUs	84,978	102,028
Dilutive potential shares	489,939	637,583
Weighted average number of shares outstanding—diluted	33,320,420	32,965,367

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
Overview
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to select, small businesses in low to medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance in 40 states and the District of Columbia, with a concentration in California, where over one-half of our business is generated. Our revenues are primarily comprised of net premiums earned, net investment income, and net realized and unrealized gains on investments.
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
Pricing on our renewals showed an overall price decrease of 9.5% for the three months ended March 31, 2018, versus the rate level in effect on such business a year earlier. We believe that we can continue to write attractive business due to favorable loss costs and frequency trends and the success of our accelerated claims initiatives, despite the competitive market conditions we currently face. Given the strength of our balance sheet and the execution of our underwriting, claims, and investment strategies, we believe that we are well positioned for the current market cycle.
On August 11, 2017, we entered into a Purchase Agreement with PRUS with respect to the Acquisition of all of the outstanding shares of capital stock of PRNY. The purchase price is equal to the sum of: (i) the amount of statutory capital and surplus of PRNY at closing (which is currently estimated to be approximately $40.0 million); and (ii) $5.8 million. We expect to fund the Acquisition with cash on hand.
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

	March 31, 2018	December 31, 2017
	(in millions)
GAAP stockholders' equity	$930.3	$947.7
Deferred reinsurance gain–LPT Agreement	161.0	163.6
Less: Accumulated other comprehensive (loss) income, net(1)	(2.0)	107.4
Adjusted stockholders' equity(2)	$1,093.3	$1,003.9

(1)	The adoption of ASU No. 2016-01 resulted in a $74.0 million reclassification adjustment from Accumulated other comprehensive income, net to Retained earnings as of January 1, 2018.

(2)	Adjusted stockholders' equity is a non-GAAP measure consisting of total GAAP stockholders' equity plus the Deferred Gain, less Accumulated other comprehensive (loss) income, net.
Our net income was $25.6 million and $23.2 million for the three months ended March 31, 2018 and 2017, respectively, and our underwriting income was $18.3 million and $8.9 million for the same periods, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned.
Our results of operations during the three months ended March 31, 2018 were impacted by: (i) favorable prior accident year loss development of $12.4 million, which decreased our losses and LAE by the same amount; (ii) the inclusion of $12.9 million in net unrealized losses on equity securities during the period (unrealized gains and losses on equity securities were not included in net income during the comparable 2017 period); and (iii) a $2.5 million reduction in income tax expense resulting from the Tax Cuts and Jobs Act. Collectively, these items increased our net income by $2.0 million during the first quarter of 2018.

The components of net income are set forth in the following table:

	Three Months Ended
	March 31,
	2018	2017
	(in millions)
Gross premiums written	$211.6	$197.6
Net premiums written	$210.1	$196.1

Net premiums earned	$176.6	$175.3
Net investment income	19.4	18.8
Net realized and unrealized (losses) gains on investments	(8.0)	2.2
Total revenues	188.0	196.3

Losses and LAE	95.4	109.0
Commission expense	23.7	21.5
Underwriting and other operating expenses	39.2	35.9
Interest and financing expenses	0.3	0.4
Total expenses	158.6	166.8
Income tax expense	3.8	6.3
Net income	$25.6	$23.2
Less amortization of the Deferred Gain related to losses	$2.1	$2.4
Less amortization of the Deferred Gain related to contingent commission	0.5	0.5
Net income before impact of the LPT Agreement(1)	$23.0	$20.3

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
Gross Premiums Written
Gross premiums written were $211.6 million and $197.6 million for the three months ended March 31, 2018 and 2017, respectively. The year-over-year increase was primarily due to an increase in new business premiums written, partially offset by a decline in renewal business premiums. The increase in new business premiums was primarily driven by higher policy counts, partially offset by decreases in average rates.
Net Premiums Written
Net premiums written were $210.1 million and $196.1 million for the three months ended March 31, 2018 and 2017, respectively, which included $1.5 million of reinsurance premiums ceded in each period.
Net Premiums Earned
Net premiums earned were $176.6 million and $175.3 million for the three months ended March 31, 2018 and 2017, respectively. Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

The following table shows the percentage change in our in-force premiums, policy count, average policy size, and payroll exposure upon which our premiums are based for California, where 55% of our premiums were generated as of March 31, 2018, and for all other states, excluding California:

	As of March 31, 2018
	Year-to-Date (Decrease) Increase			Year-Over-Year (Decrease) Increase
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	2.8%	1.5%	4.5%	3.9%	2.1%	6.2%
In-force policy count	1.3	(0.3)	2.9	1.8	(2.9)	6.4
Average in-force policy size	1.4	1.8	1.6	2.0	5.2	(0.2)
In-force payroll exposure	6.6	5.8	7.1	9.1	11.2	7.9
The following table shows our in-force premiums and number of policies in-force for each state with at least five percent of our in-force premiums and all other states combined for the periods presented:

	March 31, 2018		December 31, 2017		March 31, 2017		December 31, 2016
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$354.6	40,436	$349.4	40,573	$347.2	41,657	$348.3	42,120
Florida	42.0	5,653	41.8	5,625	37.7	5,392	35.2	5,263
Other (38 states and D.C.)	247.9	40,550	235.7	39,296	235.4	38,028	235.1	37,439
Total	$644.5	86,639	$626.9	85,494	$620.3	85,077	$618.6	84,822
Our alternative distribution channels that utilize partnerships and alliances generated $150.8 million and $120.9 million, or 23.4% and 19.5%, of our in-force premiums as of March 31, 2018 and 2017, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnerships and alliances.
Net Investment Income and Net Realized and Unrealized Gains on Investments
We invest in fixed maturity securities, equity securities, short-term investments, and cash equivalents. Net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities, less bank service charges and custodial and portfolio management fees. We have established a high quality/short duration bias in our investment portfolio.
Net investment income increased 3.2% for the three months ended March 31, 2018 compared to the same period of 2017. The average pre-tax book yield on invested assets was 3.2% and 3.1% as of March 31, 2018 and 2017, respectively. Average invested assets remained relatively consistent year-over-year.
Realized and certain unrealized gains and losses on our investments are reported separately from our net investment income. Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are also recognized when securities are written down as a result of an other-than-temporary impairment. Beginning in 2018, equity securities at fair value are no longer classified as AFS and changes in fair value are included in Net realized and unrealized (losses) gains on investments on our Consolidated Statements of Comprehensive Income.
Net realized and unrealized (losses) gains on investments were $(8.0) million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively. The net realized and unrealized losses on investments for the three months ended March 31, 2018 included $12.9 million of unrealized losses on equity securities, partially offset by $4.9 million of net realized gains on investments. The unrealized losses on equity securities for the first quarter of 2018 were primarily the result of volatility in equity markets during the period, particularly with respect to the energy sector. Realized gains in both periods were primarily related to the sale of fixed maturity and equity securities, resulting from routine rebalancing of our investment portfolio. Net realized and unrealized (losses) gains on investments included $2.0 million and $0.2 million of other-than-temporary impairments for the three months ended March 31, 2018 and 2017, respectively.
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
The following table presents our calendar year combined ratios.

	Three Months Ended
	March 31,
	2018	2017
Loss and LAE ratio	54.0%	62.2%
Underwriting and other operating expenses ratio	22.2	20.4
Commission expense ratio	13.4	12.3
Combined ratio	89.6%	94.9%
We include all of the operating expenses of our holding company in the calculation of our combined ratio, which added approximately two percentage points to that ratio for each of the three months ended March 31, 2018 and 2017.
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) continued to decrease year-over-year; however, during the first quarter of 2018, we saw a slight upward movement in medical and indemnity costs per claim that is reflected in our current accident year loss estimate. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years.
Our loss and LAE ratio decreased 8.2 percentage points, or 13.2%, for the three months ended March 31, 2018, compared to the same period of 2017. The decrease in our loss and LAE ratio was primarily attributable to favorable prior accident year loss development of $12.4 million during the three months ended March 31, 2018, which included $12.0 million of favorable development on our voluntary business and $0.4 million of favorable development on our assigned risk business.
Our current accident year loss and LAE ratio was 62.5% and 63.8% for the three months ended March 31, 2018 and 2017, respectively. Our current accident year loss and LAE ratios continue to reflect the impact of key business initiatives, including: an emphasis on the accelerated settlement of open claims; diversifying our risk exposure across geographic markets; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets.
Excluding the impact from the LPT Agreement, losses and LAE would have been $98.0 million and $111.9 million, or 55.5% and 63.8% of net premiums earned, for the three months ended March 31, 2018 and 2017, respectively.
The table below reflects prior accident year loss and LAE reserve adjustments and the impact of the LPT on net income before income taxes.

	Three Months Ended
	March 31,
	2018	2017
	(in millions)
Prior accident year favorable loss development, net	$12.4	$—
Amortization of the Deferred Gain related to losses	$2.1	$2.4
Amortization of the Deferred Gain related to contingent commission	0.5	0.5
Total impact of the LPT on losses and LAE	2.6	2.9
Total losses and LAE reserve adjustments	$15.0	$2.9
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
Our underwriting and other operating expenses ratio increased 1.8 percentage points, or 8.8%, for the three months ended March 31, 2018, compared to the same period of 2017. During the three months ended March 31, 2018, our professional fees increased $1.1 million, our compensation-related expenses increased $1.0 million, our IT related expenses increased $0.5 million, and our bad debt expense increased $0.4 million compared to the same period of 2017. These increases were in part the result of our initiated plan of aggressive development and implementation of new digital technologies and capabilities.
Commission Expense Ratio
Commission expenses include direct commissions to our agents and brokers, including our partnerships and alliances, for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.
Our commission expense ratio increased 1.1 percentage points, or 8.9%, for the three months ended March 31, 2018, compared to the same period of 2017. The increase in the commission expense ratio was primarily the result of an increase in projected 2018 agency incentive commissions and a 20% year-over-year increase in the percentage of business produced by our partnerships and alliances, which is subject to a higher commission rate.
Income Tax Expense
Income tax expense was $3.8 million and $6.3 million for the three months ended March 31, 2018 and 2017, respectively, representing an effective tax rate of 12.9% and 21.4% for the three months ended March 31, 2018 and 2017, respectively. Tax-advantaged investment income, net unrealized losses on equity securities reflected in earnings, Deferred Gain amortization, and certain other adjustments reduced our effective income tax rate below the U.S. statutory rates of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively.
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
Our insurance subsidiaries' ability to pay dividends to their parent is based on reported capital, surplus, and dividends paid within the prior 12 months. The maximum dividends that may be paid in 2018 by each of EPIC and EAC without prior regulatory approval by the respective state regulator are $15.9 million and $19.0 million, respectively. ECIC can pay $10.4 million of dividends through August 8, 2018 and $48.4 million thereafter without prior regulatory approval. During the first quarter of 2018, EICN made a $17.7 million cash dividend payment to its parent company. As a result of that payment, EICN's dividend capacity is limited to $2.2 million without prior regulatory approval for the remainder of 2018.
Total cash and investments at the holding company was $78.1 million at March 31, 2018, consisting of $15.6 million of cash and cash equivalents, $34.9 million of short-term investments, and $27.6 million of unaffiliated fixed maturity securities. We do not currently have a revolving credit facility because we believe that the holding company's cash needs for the foreseeable future will be met with its cash and investments on hand, as well as dividends available from our insurance subsidiaries.
Operating Subsidiaries' Liquidity
The primary sources of cash for our operating subsidiaries, which include our insurance and other operating subsidiaries, are premium collections, investment income, sales and maturities of investments, and reinsurance recoveries. The primary uses of cash for our operating subsidiaries are payments of losses and LAE, commission expenses, underwriting and other operating expenses, ceded reinsurance, investment purchases and dividends paid to their parent.
Total cash and investments held by our operating subsidiaries was $2,647.4 million at March 31, 2018, consisting of $41.6 million of cash and cash equivalents, $2,407.1 million of fixed maturity securities, and $198.7 million of equity securities. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of March 31, 2018 consisted of $39.8 million of cash and cash equivalents, $194.0 million of publicly traded equity securities whose proceeds are available within three business days, and $1,384.0 million of highly liquid fixed maturity securities whose proceeds are available within three business days. We believe that our subsidiaries' liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.

Each of our insurance subsidiaries is a member of the FHLB. Membership allows our insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis. Currently, none of our insurance subsidiaries has advances outstanding under the FHLB facility.
FHLB membership also allows our insurance subsidiaries access to Letter of Credit Agreements and on March 9, 2018, ECIC, EPIC, and EAC entered into Letter of Credit Agreements with the FHLB. The Letter of Credit Agreements are between FHLB and each of EAC, in the amount of $40.0 million, ECIC, in the amount of $50.0 million, and EPIC, in the amount of $50.0 million. The Letter of Credit Agreements became effective March 9, 2018 and expire March 31, 2019. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times (See Note 8).
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
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Securities having a fair value of $950.0 million and $1,009.7 million were on deposit at March 31, 2018 and December 31, 2017, respectively. Additionally, standby letters of credit from the FHLB have been issued in lieu of $140.0 million of securities on deposit at March 31, 2018.
Certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $24.3 million and $24.5 million at March 31, 2018 and December 31, 2017, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the three months ended:

	March 31,
	2018	2017
	(in millions)
Cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$46.2	$30.7
Investing activities	(53.7)	(32.4)
Financing activities	(9.6)	(6.4)
Decrease in cash, cash equivalents, and restricted cash	$(17.1)	$(8.1)
For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2018 included net premiums received of $186.9 million, and investment income received of $22.5 million. These operating cash inflows were partially offset by net claims payments of $99.8 million, underwriting and other operating expenses paid of $39.4 million, and commissions paid of $23.8 million.
Net cash provided by operating activities for the three months ended March 31, 2017 included net premiums received of $177.1 million, and investment income received of $22.9 million. These operating cash inflows were partially offset by net claims payments of $107.1 million, underwriting and other operating expenses paid of $41.8 million, and commissions paid of $20.0 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2018 and 2017 were primarily related to the investment of premiums received and the reinvestment of funds from sales, maturities, redemptions, and interest income. These investing cash outflows were partially offset by investment sales whose proceeds were used to fund claims payments, underwriting and other operating expenses, and stockholder dividend payments.

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2018 and 2017 were primarily related to stockholder dividend payments.
Dividends
Stockholder dividends paid were $6.6 million and $5.0 million for the three months ended March 31, 2018 and 2017, respectively. On April 25, 2018, the Board of Directors declared a $0.20 dividend per share and eligible RSU and PSU, payable May 23, 2018, to stockholders of record on May 9, 2018.
Share Repurchases
On February 16, 2016, the Board of Directors authorized a share repurchase program for up to $50.0 million of our common stock from February 22, 2016 through February 22, 2018 (the 2016 Program). The 2016 Program expired on February 22, 2018.
On February 21, 2018, the Board of Directors authorized a share repurchase program for repurchases of up to $50.0 million of our common stock (the 2018 Program). The 2018 Program provides that shares may be purchased at prevailing market prices from February 26, 2018 through February 26, 2020 through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2018 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time. We made no repurchases of common stock during the three months ended March 31, 2018.
Capital Resources
As of March 31, 2018, the capital resources available to us consisted of: (i) $20.0 million in surplus notes maturing in 2034; (ii) $930.3 million of stockholders’ equity; and (iii) the $161.0 million Deferred Gain.
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of March 31, 2018.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$25.4	$4.9	$8.8	$4.2	$7.5
Non-cancellable obligations	16.7	2.7	5.5	6.2	2.3
Notes payable(1)	40.2	1.2	2.5	2.5	34.0
Capital leases	1.2	0.3	0.6	0.3	—
Unpaid losses and LAE reserves (2)(3)	2,258.1	395.3	500.3	285.0	1,077.5
Total contractual obligations	$2,341.6	$404.4	$517.7	$298.2	$1,121.3

(1)	Notes payable includes payments for the principal and estimated interest expense on our surplus notes outstanding based on LIBOR plus a margin. The interest rates used ranged from 6.1% to 6.2%.

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

(3)	The unpaid losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which were as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables on unpaid losses and LAE	$(531.1)	$(28.8)	$(54.4)	$(50.7)	$(397.2)
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total return; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance.

As of March 31, 2018, the total amortized cost of our investments recorded at fair value was $2,585.5 million and its fair value was $2,663.7 million. These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.
We also have a $4.7 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
As of March 31, 2018, our investment portfolio consisted of 91% fixed maturity securities. We strive to limit interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.4 at March 31, 2018. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "A+," using ratings assigned by Standard & Poor's (S&P). Our fixed maturity securities portfolio had a weighted average quality of "AA-" as of March 31, 2018, with 54.6% of the portfolio rated "AA" or better, based on market value.
We also have a portfolio of equity securities. We strive to limit the exposure to equity price risk associated with equity securities by diversifying our holdings across several industry sectors. Equity securities represented 7% of our investment portfolio at March 31, 2018.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets at fair value, the average book yield, and the average tax equivalent yield (each based on the book value of each category of invested assets) as of March 31, 2018.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield (1)
	(in millions, except percentages)
U.S. Treasuries	$137.0	5.1%	1.9%	1.9%
U.S. Agencies	11.6	0.4	4.3	4.3
States and municipalities	565.0	21.3	3.4	4.0
Corporate securities	1,127.3	42.4	3.2	3.2
Residential mortgage-backed securities	426.9	16.0	3.1	3.1
Commercial mortgage-backed securities	105.0	3.9	2.9	2.9
Asset-backed securities	62.0	2.3	3.0	3.0
Equity securities	194.0	7.3	5.2	5.8
Short-term investments	34.9	1.3	2.1	2.1
Total investments at fair value	$2,663.7	100.0%
Weighted average yield			3.2%	3.4%

(1) Computed using a statutory income tax rate of 21%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of March 31, 2018 by credit rating category, using the lower of ratings assigned by Moody's Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	8.7%
“AA”	45.9
“A”	32.6
“BBB”	12.5
Below investment grade	0.3
Total	100.0%
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

We believe that we have appropriately identified the declines in the fair values of our unrealized losses for the three months ended March 31, 2018. We recognized impairments on fixed maturity securities of $2.0 million (consisting of 57 securities) during the three months ended March 31, 2018 as a result of our intent to sell those securities. We determined that the remaining unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, our intent to not sell the securities, and a determination that it is not more likely than not that we will be required to sell the securities at an amount less than its amortized cost.
Off-Balance Sheet Arrangements
We currently have operating leases that constitute off-balance sheet arrangements. Our operating lease obligations are provided under "Capital Resources" in Liquidity and Capital Resources.
Critical Accounting Policies
The unaudited interim consolidated financial statements included in this quarterly report include amounts based on the use of estimates and judgments of management for those transactions that are not yet complete. We believe that the estimates and judgments that were most critical to the preparation of the consolidated financial statements involved the following: (a) reserves for losses and LAE; (b) reinsurance recoverables; (c) recognition of premium income; (d) deferred income taxes; and (e) valuation of investments. These estimates and judgments require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. Our accounting policies are discussed under "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, and equity price risk, and are described in detail in our Annual Report on Form 10-K. We have not experienced any material changes in market risk since December 31, 2017.
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of March 31, 2018, our fixed maturity securities portfolio had a duration of 4.4. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2017 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the Company's repurchases of its common stock during the first quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
January 1 – January 31, 2018	—	$—	—	$28.9
February 1 – February 28, 2018	—	—	—	50.0
March 1 – March 31, 2018	—	—	—	50.0
Total	—	$—	—

On February 16, 2016, the Board of Directors authorized the 2016 Program. The 2016 Program provided that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares repurchased depended on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. The 2016 Program expired on February 22, 2018.
On February 21, 2018, the Board of Directors authorized the 2018 Program. The 2018 Program provides that shares may be purchased at prevailing market prices from February 26, 2018 through February 26, 2020 through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2018 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

			Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	File No.	Exhibit	Filing Date
*10.1	Restricted Stock Unit Agreement by and between Employers Holdings, Inc. and Lenard T. Ormsby, dated and effective March 7, 2018		8-K	001-33245	10.1	March 13, 2018
*10.2	Performance Share Agreement by and between Employers Holdings, Inc. and Lenard T. Ormsby, dated and effective March 7, 2018		8-K	001-33245	10.2	March 13, 2018
10.3	Confirmation of Irrevocable Letter of Credit No. 2018-08 between EAC and FHLB SF, dated March 9, 2018		8-K	001-33245	10.1	March 15, 2018
10.4	Confirmation of Irrevocable Letter of Credit No. 2018-09 between ECIC and FHLB SF, dated March 9, 2018		8-K	001-33245	10.2	March 15, 2018
10.5	Confirmation of Irrevocable Letter of Credit No. 2018-10 between EPIC and FHLB SF, dated March 9, 2018		8-K	001-33245	10.3	March 15, 2018
10.6	Form of Letter of Credit and Reimbursement Agreement		8-K	001-33245	10.4	March 15, 2018
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
—————
*Represents management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	April 26, 2018	/s/ Michael S. Paquette
Michael S. Paquette
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)