Form 10-Q
period 2018-09-30
Employers Holdings, Inc.
filed 2018-10-25
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	October 18, 2018
Common Stock, $0.01 par value per share	32,799,666 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	September 30, 2018	December 31, 2017
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,423.0 at September 30, 2018 and $2,421.0 at December 31, 2017)	$2,394.6	$2,463.4
Equity securities at fair value (cost $94.2 at September 30, 2018 and $116.7 at December 31, 2017)	189.6	210.3
Equity securities at cost	6.4	—
Short-term investments at fair value (amortized cost $4.0 at December 31, 2017)	—	4.0
Total investments	2,590.6	2,677.7
Cash and cash equivalents	203.0	73.3
Restricted cash and cash equivalents	2.0	1.0
Accrued investment income	19.0	19.6
Premiums receivable (less bad debt allowance of $7.9 at September 30, 2018 and $10.0 at December 31, 2017)	352.7	326.7
Reinsurance recoverable for:
Paid losses	7.9	7.2
Unpaid losses	511.8	537.0
Deferred policy acquisition costs	50.8	45.8
Deferred income taxes, net	20.6	28.7
Property and equipment, net	16.5	13.9
Intangible assets, net	7.7	7.9
Goodwill	36.2	36.2
Contingent commission receivable—LPT Agreement	32.0	31.4
Cloud computing arrangements	21.8	—
Other assets	25.9	33.7
Total assets	$3,898.5	$3,840.1
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$2,233.7	$2,266.1
Unearned premiums	356.0	318.3
Commissions and premium taxes payable	59.8	55.3
Accounts payable and accrued expenses	24.6	23.7
Deferred reinsurance gain—LPT Agreement	152.1	163.6
Notes payable	20.0	20.0
Non-cancellable obligations	18.2	2.7
Other liabilities	42.9	42.7
Total liabilities	$2,907.3	$2,892.4
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,904,018 and 56,695,174 shares issued and 32,796,666 and 32,597,819 shares outstanding at September 30, 2018 and December 31, 2017, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	385.2	381.2
Retained earnings	1,011.9	842.2
Accumulated other comprehensive (loss) income, net of tax	(22.5)	107.4
Treasury stock, at cost (24,107,352 shares at September 30, 2018 and 24,097,355 shares at December 31, 2017)	(384.0)	(383.7)
Total stockholders’ equity	991.2	947.7
Total liabilities and stockholders’ equity	$3,898.5	$3,840.1
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	(unaudited)		(unaudited)
Net premiums earned	$192.9	$187.9	$547.5	$535.0
Net investment income	20.2	18.5	59.9	55.4
Net realized and unrealized gains on investments	15.6	4.1	13.2	7.4
Gain on redemption of notes payable	—	—	—	2.1
Other income	0.2	0.4	0.4	0.5
Total revenues	228.9	210.9	621.0	600.4
Expenses
Losses and loss adjustment expenses	106.6	116.9	289.7	332.0
Commission expense	24.8	23.7	73.1	66.7
Underwriting and other operating expenses	38.8	33.6	118.1	102.1
Interest and financing expenses	0.4	0.3	1.1	1.1
Other expenses	—	7.5	—	7.5
Total expenses	170.6	182.0	482.0	509.4
Net income before income taxes	58.3	28.9	139.0	91.0
Income tax expense	10.7	7.0	23.3	21.1
Net income	$47.6	$21.9	$115.7	$69.9

Comprehensive income
Unrealized AFS investment (losses) gains arising during the period (net of taxes of $(2.4) and $1.6 for the three months ended September 30, 2018 and 2017, respectively, and $(15.0) and $11.3 for the nine months ended September 30, 2018 and 2017, respectively)	$(9.2)	$3.0	$(56.3)	$20.9
Reclassification adjustment for realized AFS investment losses (gains) in net income (net of taxes of $(1.4) for the three months ended September 30, 2017, and $0.1 and $(2.6) for the nine months ended September 30, 2018 and 2017, respectively)	—	(2.7)	0.4	(4.8)
Other comprehensive (loss) income, net of tax	(9.2)	0.3	(55.9)	16.1
Total comprehensive income	$38.4	$22.2	$59.8	$86.0

Net realized and unrealized gains on investments
Net realized and unrealized gains on investments before impairments	$15.6	$4.1	$15.2	$7.6
Other than temporary impairment recognized in earnings	—	—	(2.0)	(0.2)
Net realized and unrealized gains on investments	$15.6	$4.1	$13.2	$7.4

Earnings per common share (Note 12):
Basic	$1.45	$0.67	$3.52	$2.15
Diluted	$1.43	$0.66	$3.48	$2.12
Cash dividends declared per common share and eligible RSUs and PSUs	$0.20	$0.15	$0.60	$0.45
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Three Months Ended September 30, 2018 and 2017
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock at Cost	Total Stockholders' Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, July 1, 2018	56,866,727	$0.6	$382.4	$970.8	$(13.3)	$(384.0)	$956.5
Stock-based obligations	—	—	2.0	—	—	—	2.0
Stock options exercised	37,291	—	0.8	—	—	—	0.8
Dividends declared	—	—	—	(6.6)	—	—	(6.6)
Net income for the period	—	—	—	47.6	—	—	47.6
Change in net unrealized losses on investments, net of taxes of $2.4	—	—	—	—	(9.2)	—	(9.2)
Balance, September 30, 2018	56,904,018	$0.6	$385.2	$1,011.9	$(22.5)	$(384.0)	$991.2

Balance, July 1, 2017	56,510,352	$0.6	$376.6	$815.4	$90.3	$(383.7)	$899.2
Stock-based obligations	—	—	0.8	—	—	—	0.8
Stock options exercised	1,998	—	—	—	—	—	—
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	8,934	—	(0.2)	—	—	—	(0.2)
Dividends declared	—	—	—	(4.9)	—	—	(4.9)
Net income for the period	—	—	—	21.9	—	—	21.9
Change in net unrealized gains on investments, net of taxes of $0.2	—	—	—	—	0.3	—	0.3
Balance, September 30, 2017	56,521,284	$0.6	$377.2	$832.4	$90.6	$(383.7)	$917.1

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock at Cost	Total Stockholders' Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2018	56,695,174	$0.6	$381.2	$842.2	$107.4	$(383.7)	$947.7
Stock-based obligations	—	—	5.9	—	—	—	5.9
Stock options exercised	51,091	—	1.0	—	—	—	1.0
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	157,753	—	(2.9)	—	—	—	(2.9)
Acquisition of common stock	—	—	—	—	—	(0.3)	(0.3)
Dividends declared	—	—	—	(19.9)	—	—	(19.9)
Net income for the period	—	—	—	115.7	—	—	115.7
Reclassification adjustment for adoption of ASU No. 2016-01	—	—	—	74.0	(74.0)	—	—
Change in net unrealized losses on investments, net of taxes of $14.9	—	—	—	—	(55.9)	—	(55.9)
Balance, September 30, 2018	56,904,018	$0.6	$385.2	$1,011.9	$(22.5)	$(384.0)	$991.2

Balance, January 1, 2017	56,226,277	$0.6	$372.0	$777.2	$74.5	$(383.7)	$840.6
Stock-based obligations	—	—	4.0	—	—	—	4.0
Stock options exercised	169,024	—	3.3	—	—	—	3.3
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	125,983	—	(2.1)	—	—	—	(2.1)
Dividends declared	—	—	—	(14.7)	—	—	(14.7)
Net income for the period		—	—	69.9	—	—	69.9
Change in net unrealized gains on investments, net of taxes of $8.7		—	—	—	16.1	—	16.1
Balance, September 30, 2017	56,521,284	$0.6	$377.2	$832.4	$90.6	$(383.7)	$917.1

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Nine Months Ended
	September 30,
	2018	2017
Operating activities	(unaudited)
Net income	$115.7	$69.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5.1	6.2
Stock-based compensation	5.9	3.9
Amortization of premium on investments, net	6.4	11.2
Allowance for doubtful accounts	(2.1)	0.1
Deferred income tax expense	23.0	7.9
Net realized and unrealized (gains) on investments	(13.2)	(7.4)
Gain on redemption of notes payable	—	(2.1)
Write-off of previously capitalized costs	—	7.5
Change in operating assets and liabilities:
Premiums receivable	(23.9)	(26.9)
Reinsurance recoverable on paid and unpaid losses	24.5	27.8
Cloud computing arrangements	(21.8)	—
Current federal income taxes	(2.9)	(5.2)
Unpaid losses and loss adjustment expenses	(32.4)	(2.1)
Unearned premiums	37.7	20.8
Accounts payable, accrued expenses and other liabilities	3.8	(9.8)
Deferred reinsurance gain—LPT Agreement	(11.5)	(8.5)
Non-cancellable obligations	15.5	—
Other	3.3	10.5
Net cash provided by operating activities	133.1	103.8
Investing activities
Purchases of fixed maturity securities	(472.9)	(403.7)
Purchases of equity securities	(31.2)	(13.8)
Purchases of short-term investments	(34.9)	(8.2)
Proceeds from sale of fixed maturity securities	169.8	181.8
Proceeds from sale of equity securities	58.1	14.6
Proceeds from maturities and redemptions of fixed maturity securities	294.7	159.3
Proceeds from maturities of short-term investments	38.9	18.7
Net change in unsettled investment purchases and sales	5.0	(21.4)
Capital expenditures and other	(7.6)	(7.8)
Net cash provided by (used in) investing activities	19.9	(80.5)
Financing activities
Acquisition of common stock	(0.3)	—
Cash transactions related to stock-based compensation	(1.9)	1.2
Dividends paid to stockholders	(19.9)	(14.7)
Redemption of notes payable	—	(9.9)
Payments on capital leases	(0.2)	(0.2)
Net cash used in financing activities	(22.3)	(23.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	130.7	(0.3)
Cash, cash equivalents and restricted cash at the beginning of the period	74.3	70.8
Cash, cash equivalents and restricted cash at the end of the period	$205.0	$70.5

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	September 30, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents	$203.0	$73.3
Restricted cash and cash equivalents supporting reinsurance obligations	2.0	1.0
Total cash, cash equivalents and restricted cash	$205.0	$74.3

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
The Company reclassified $14.0 million of service contract fees associated with hosting arrangements from Other assets to Cloud computing arrangements on the Company's Consolidated Balance Sheets as of September 30, 2018. Additionally, $4.8 million of implementation costs for these hosting arrangements were reclassified from Property and equipment to Cloud computing arrangements on the Company's Consolidated Balance Sheets as a result of the early adoption of ASU Number 2018-15 (See Note 3).
Pending Acquisition
On August 11, 2017, the Company entered into a stock purchase agreement (Purchase Agreement), as amended, with Partner Reinsurance Company of the U.S. (PRUS) with respect to the acquisition (Acquisition) of all of the outstanding shares of capital stock of PartnerRe Insurance Company of New York (PRNY). The purchase price is equal to the sum of: (i) the amount of statutory capital and surplus of PRNY at closing (which is currently estimated to be approximately $40.0 million); and (ii) $5.8 million. The Company expects to fund the Acquisition with cash on hand.
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

Nine Months Ended
September 30, 2018
(in millions, except per share data)
LPT Reserve Adjustment	$(6.3)
Cumulative adjustment to the Deferred Gain(1)	(2.2)
Net income impact from this change in estimate	2.2
Earnings per common share impact from this change in estimate:
Basic and Diluted	0.07

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

Nine Months Ended
September 30, 2018
(in millions, except per share data)
LPT Contingent Commission Adjustment	$0.5
Net income impact from this change in estimate	0.5
Earnings per common share impact from this change in estimate:
Basic and Diluted	0.02
3. New Accounting Standards
Recently Issued Accounting Standards
In August 2018, the FASB issued ASU Number 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This update removes the disclosure requirements for the amounts of and the reasons for transfers between Level 1 and Level 2 and disclosure of the policy for timing of transfers between levels. This update also removes disclosure requirements for the valuation processes for Level 3 fair value measurements. Additionally, this update adds disclosure requirements for the changes in unrealized gains and losses for recurring Level 3 fair value measurements and quantitative information for certain unobservable inputs in Level 3 fair value measurements. This update becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect that this update will have a material impact on its consolidated financial condition and results of operations.
In July 2018, the FASB issued ASU Number 2018-09, Codification Improvements. This update provides clarification, corrects errors in and makes minor improvements to the Codification within various ASC topics. Many of the amendments in this update have transition guidance with effective dates for annual periods beginning after December 15, 2018 and some amendments in this update do not require transition guidance and are effective upon issuance of this update. The Company will adopt amendments as they become applicable and has determined that the impact of these improvements will not be material to its consolidated financial condition and results of operations.
In February 2016, the FASB issued ASU Number 2016-02, Leases (Topic 842). This update provides guidance on a new lease model that includes the recognition of assets and liabilities arising from lease transactions on the balance sheet. Additionally, the update provides clarity on the definition of a lease and the distinction between finance and operating leases. Furthermore, the update requires certain qualitative and quantitative disclosures pertaining to the amounts recorded in the financial statements. This update becomes effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. The Company has determined that the impact of this new standard will be equal to the present value of the Company's lease obligations under various non-cancellable operating lease contracts, which amounted to approximately $21.1 million at September 30, 2018, and will be recognized as lease assets and liabilities on the Company's Consolidated Balance Sheets upon adoption.
In July 2018, the FASB issued ASU Number 2018-11, Leases (Topic 842): Targeted Improvements. This update provides entities with an additional and optional transition method to adopt ASU Number 2016-02 with a cumulative-effect adjustment in the period of adoption. This update also provides guidance for a practical expedient that permits lessors to not separate non-lease components from the associated lease components. Additionally, in July 2018, the FASB issued ASU Number 2018-10, Codification Improvements to Topic 842, Leases. This update provides additional guidance on the new lease model with improvements in numerous aspects of the guidance in ASC 842 including, but not limited to, implicit rates, reassessment of lease classification, terms and purchase options, investment tax credits, and various other transition guidance. These updates will be adopted concurrently with ASU Number 2016-02. The Company has determined that the impact of these new standards will not be material to the Company's financial statements.
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU Number 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update clarifies certain aspects of ASU 2015-05 and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. This update becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and early adoption is permitted. The Company early adopted this standard as of July 1, 2018 using the retrospective method of adoption. Prior to adoption, the Company's accounting policy for capitalization of implementation costs followed the existing guidance for internal use software and therefore this update had no impact on the amounts previously capitalized. In accordance with ASU Number 2018-15, $4.8 million of capitalized costs included in the Company's June 30, 2018 Consolidated Balance Sheets were reclassified from Property and equipment to Cloud computing arrangements on the date of adoption. Amortization under the new guidance will commence once the module or component is ready for its intended use, regardless of whether the hosting arrangement has been placed into service and will be recognized over the remaining life of the service contract.
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
4. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,584.2	$2,584.2	$2,677.7	$2,677.7
Cash and cash equivalents	203.0	203.0	73.3	73.3
Restricted cash and cash equivalents	2.0	2.0	1.0	1.0
Financial liabilities
Notes payable	$20.0	$23.4	$20.0	$23.6
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments made to the prices obtained from third party pricing services as of September 30, 2018 and December 31, 2017.
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
Each of the Company's insurance operating subsidiaries is a member of the FHLB of San Francisco. Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds advanced. The Company's investment in FHLB stock is recorded at cost, which approximates fair value, as purchases and sales of these securities are at par value with the issuer. FHLB stock is considered a restricted security and is periodically evaluated by the Company for impairment based on the ultimate recovery of par value.
The following table presents the Company's investments at fair value and the corresponding fair value measurements.

	September 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$111.3	$—	$—	$137.0	$—
U.S. Agencies	—	11.4	—	—	11.8	—
States and municipalities	—	527.4	—	—	642.5	—
Corporate securities	—	1,110.9	—	—	1,118.0	—
Residential mortgage-backed securities	—	423.9	—	—	389.3	—
Commercial mortgage-backed securities	—	95.1	—	—	106.0	—
Asset-backed securities	—	66.5	—	—	58.8	—
Other securities	—	48.1	—	—	—	—
Total fixed maturity securities	$—	$2,394.6	$—	$—	$2,463.4	$—
Equity securities at fair value:
Industrial and miscellaneous	$162.0	$—	$—	$181.7	$—	$—
Non-redeemable preferred stock (FHLB)	—	—	—	—	—	4.7
Other	27.6	—	—	23.9	—	—
Total equity securities at fair value	189.6	—	—	205.6	—	4.7
Short-term investments	—	—	—	—	4.0	—
Total investments at fair value	$189.6	$2,394.6	$—	$205.6	$2,467.4	$4.7
Certain cash equivalents, principally money market securities, are measured at fair value using the net asset value (NAV) per share. The following table presents cash equivalents at NAV and total cash and cash equivalents carried at fair value on the Company's Consolidated Balance Sheets.

	September 30, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents at fair value	$56.0	$34.3
Cash equivalents measured at NAV, which approximates fair value	147.0	39.0
Total cash and cash equivalents	$203.0	$73.3
The following table provides a reconciliation of the beginning and ending balances of investments that are recorded at fair value and are measured using Level 3 inputs for the nine months ended September 30, 2018 and 2017.

	Level 3 Securities
	2018	2017
	(in millions)
Beginning balance, January 1	$4.7	$11.9
Transfers out of Level 3 (1)	(4.7)	(7.0)
Purchases and sales, net	—	(0.2)
Ending balance, September 30	$—	$4.7

(1)
The transfer during the nine months ended September 30, 2018 was the result of adoption of ASU 2016-01, which specified that FHLB stock shall be carried at cost and is no longer measured at fair value. Transfers during the nine months ended September 30, 2017 were from Level 3 to Level 2 as observable market data became available for these securities.

5. Investments
The Company's investments in fixed maturity securities, equity securities at fair value (prior to 2018), and short-term investments are classified as available-for-sale (AFS) that are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes, in Accumulated other comprehensive (loss) income (AOCI) on the Company’s Consolidated Balance Sheets. Beginning in 2018, with the adoption of ASU 2016-01, the

Company's investments in equity securities at fair value are no longer classified as AFS and changes in fair value are included in Net realized and unrealized gains on investments on the Company's Consolidated Statements of Comprehensive Income. Effective January 1, 2018, the Company's investment in FHLB stock is presented within Equity securities at cost on the Company's Consolidated Balance Sheets. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s AFS investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At September 30, 2018
Fixed maturity securities
U.S. Treasuries	$112.7	$0.8	$(2.2)	$111.3
U.S. Agencies	11.3	0.2	(0.1)	11.4
States and municipalities	518.4	11.5	(2.5)	527.4
Corporate securities	1,129.1	5.9	(24.1)	1,110.9
Residential mortgage-backed securities	437.7	1.6	(15.4)	423.9
Commercial mortgage-backed securities	98.6	—	(3.5)	95.1
Asset-backed securities	67.1	0.1	(0.7)	66.5
Other securities	48.1	—	—	48.1
Total fixed maturity securities	2,423.0	20.1	(48.5)	2,394.6
Total AFS investments	$2,423.0	$20.1	$(48.5)	$2,394.6

At December 31, 2017
Fixed maturity securities
U.S. Treasuries	$135.8	$2.0	$(0.8)	$137.0
U.S. Agencies	11.3	0.5	—	11.8
States and municipalities	617.0	25.5	—	642.5
Corporate securities	1,103.4	18.0	(3.4)	1,118.0
Residential mortgage-backed securities	388.3	3.6	(2.6)	389.3
Commercial mortgage-backed securities	106.5	0.4	(0.9)	106.0
Asset-backed securities	58.7	0.3	(0.2)	58.8
Total fixed maturity securities	2,421.0	50.3	(7.9)	2,463.4
Equity securities at fair value
Industrial and miscellaneous	100.8	81.5	(0.6)	181.7
Non-redeemable preferred stock (FHLB)	4.7	—	—	4.7
Other	11.2	12.7	—	23.9
Total equity securities at fair value	116.7	94.2	(0.6)	210.3
Short-term investments	4.0	—	—	4.0
Total AFS investments	$2,541.7	$144.5	$(8.5)	$2,677.7
The cost and estimated fair value of the Company’s equity securities recorded at fair value at September 30, 2018 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At September 30, 2018
Equity securities at fair value
Industrial and miscellaneous	$78.3	$162.0
Other	15.9	27.6
Total equity securities at fair value	$94.2	$189.6

The amortized cost and estimated fair value of the Company's fixed maturity securities at September 30, 2018, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$154.3	$154.6
Due after one year through five years	804.4	803.1
Due after five years through ten years	730.4	718.5
Due after ten years	130.5	132.9
Mortgage and asset-backed securities	603.4	585.5
Total	$2,423.0	$2,394.6
The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in millions, except number of issues data)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$52.3	$(1.4)	20	$86.0	$(0.5)	28
U.S. Agencies	3.7	(0.1)	2	—	—	—
States and municipalities	148.9	(2.5)	41	—	—	—
Corporate securities	828.6	(19.5)	267	307.6	(2.3)	113
Residential mortgage-backed securities	293.4	(9.4)	97	165.0	(0.8)	45
Commercial mortgage-backed securities	66.8	(2.1)	29	41.8	(0.2)	19
Asset-backed securities	52.8	(0.7)	35	29.3	(0.2)	25
Total less than 12 months	$1,446.5	$(35.7)	491	$629.7	$(4.0)	230

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$42.8	$(0.8)	16	$23.4	$(0.3)	10
Corporate securities	82.3	(4.6)	32	53.2	(1.1)	17
Residential mortgage-backed securities	101.8	(6.0)	42	77.1	(1.8)	32
Commercial mortgage-backed securities	26.7	(1.4)	12	25.1	(0.7)	8
Total 12 months or greater	$253.6	$(12.8)	102	$178.8	$(3.9)	67
At December 31, 2017, the Company also had $0.6 million of gross unrealized losses on 24 equity securities that were in a continuous loss position for less than 12 months.
The Company recognized impairments on fixed maturity securities of $2.0 million (consisting of 57 securities) during the nine months ended September 30, 2018 as a result of the Company's intent to sell these securities. There were no other-than-temporary impairments on fixed maturity securities recognized during the nine months ended September 30, 2017. The Company determined that the remaining unrealized losses on fixed maturity securities for the nine months ended September 30, 2018 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the lack of severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities at an amount less than their amortized cost.
The adoption of ASU 2016-01 removed the impairment assessment for equity securities at fair value, and, beginning in 2018, changes in fair value are included in Net realized and unrealized gains on investments on the Company's Consolidated Statements of Comprehensive Income. Prior to the adoption of this standard, the Company recognized an impairment on equity securities of $0.2 million (consisting of one security) during the nine months ended September 30, 2017. The other-than-temporary impairment recognized during this period was the result of the severity and duration of the change in fair value of this security. Certain unrealized losses on equity securities during the nine months ended September 30, 2017 were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers, and the Company's intent to hold the securities until fair value recovers to above cost.
Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses on fixed maturity securities are also recognized when securities are written down as a result of an other-than-temporary impairment.
Net realized gains on investments and the change in unrealized gains on the Company's investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI, before tax
		(in millions)
Three Months Ended September 30, 2018
Fixed maturity securities	$—	$—	$(11.6)	$—	$(11.6)
Equity securities	4.9	(0.5)	11.2	15.6	—
Total investments	$4.9	$(0.5)	$(0.4)	$15.6	$(11.6)

Nine Months Ended September 30, 2018
Fixed maturity securities	$2.1	$(2.6)	$(70.8)	$(0.5)	$(70.8)
Equity securities	13.0	(1.1)	1.8	13.7	—
Total investments	$15.1	$(3.7)	$(69.0)	$13.2	$(70.8)

Three Months Ended September 30, 2017
Fixed maturity securities	$3.5	$(0.7)	$(1.9)	$2.8	$(1.9)
Equity securities	1.3	—	2.4	1.3	2.4
Total investments	$4.8	$(0.7)	$0.5	$4.1	$0.5

Nine Months Ended September 30, 2017
Fixed maturity securities	$4.0	$(0.8)	$17.0	$3.2	$17.0
Equity securities	4.4	(0.2)	7.8	4.2	7.8
Total investments	$8.4	$(1.0)	$24.8	$7.4	$24.8
Net investment income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Fixed maturity securities	$18.8	$17.4	$56.5	$52.4
Equity securities	1.5	1.7	4.8	5.2
Cash equivalents and restricted cash	0.9	0.2	1.4	0.4
Gross investment income	21.2	19.3	62.7	58.0
Investment expenses	(1.0)	(0.8)	(2.8)	(2.6)
Net investment income	$20.2	$18.5	$59.9	$55.4
The Company is required by various state laws and regulations to hold securities or letters of credit in depository accounts with certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of September 30, 2018 and December 31, 2017, securities having a fair value of $864.3 million and $1,009.7 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $140.0 million of securities on deposit as of September 30, 2018 (See Note 9).
Certain reinsurance contracts require the Company's funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at September 30, 2018 and December 31, 2017 was $23.0 million and $24.5 million, respectively.

6. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The Company's effective tax rates were 18.4% and 16.8% for the three and nine months ended September 30, 2018, respectively, compared to 24.2% and 23.2% for the same periods of 2017. Tax-advantaged investment income, Deferred Gain amortization, LPT Reserve Adjustments, LPT Contingent Commission Adjustments, and certain other adjustments reduced the Company's effective income tax rate below the U.S. statutory rates of 21% and 35% for periods in 2018 and 2017, respectively.
7. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Unpaid losses and LAE at beginning of period	$2,227.9	$2,284.9	$2,266.1	$2,301.0
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	512.5	559.8	537.0	580.0
Net unpaid losses and LAE at beginning of period	1,715.4	1,725.1	1,729.1	1,721.0
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	121.1	119.7	342.5	341.0
Prior periods	(11.9)	(0.2)	(40.8)	(0.5)
Total net losses and LAE incurred during the period	109.2	119.5	301.7	340.5
Paid losses and LAE, net of reinsurance, related to:
Current period	31.2	23.5	56.9	45.2
Prior periods	71.5	75.3	252.0	270.5
Total net paid losses and LAE during the period	102.7	98.8	308.9	315.7
Ending unpaid losses and LAE, net of reinsurance	1,721.9	1,745.8	1,721.9	1,745.8
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	511.8	553.1	511.8	553.1
Unpaid losses and LAE at end of period	$2,233.7	$2,298.9	$2,233.7	$2,298.9
Total net losses and LAE included in the above table exclude amortization of the deferred reinsurance gain—LPT Agreement, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments, which totaled $2.6 million and $2.5 million for the three months ended September 30, 2018 and 2017, respectively, and $12.0 million and $8.5 million for the nine months ended September 30, 2018 and 2017, respectively (See Note 8).
The change in incurred losses and LAE attributable to prior periods included $12.0 million and $40.5 million of favorable development on the Company's voluntary risk business for the three and nine months ended September 30, 2018, respectively, and $0.1 million of unfavorable development and $0.3 million of favorable development on the Company's assigned risk business for the three and nine months ended September 30, 2018, respectively. The favorable prior accident year loss development on voluntary business during the three and nine months ended September 30, 2018 was the result of the Company's determination that adjustments were necessary to reflect observed favorable paid loss trends. Paid loss trends have been impacted by cost savings associated with accelerated claims settlement activity that began in 2014 and continued in 2018.
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
The Company amortized $2.6 million and $2.5 million of the Deferred Gain for the three months ended September 30, 2018 and 2017, respectively, and $9.3 million and $8.5 million for the nine months ended September 30, 2018 and 2017, respectively. Additionally, the Deferred Gain was further reduced by $2.2 million for the nine months ended September 30, 2018 due to a favorable LPT Reserve Adjustment and by $0.5 million of amortization for the nine months ended September 30, 2018 due to a favorable LPT Contingent Commission Adjustment (see Note 2). The remaining Deferred Gain was $152.1 million and $163.6 million as of September 30, 2018 and December 31, 2017, respectively. The estimated remaining liabilities subject to the LPT Agreement were $414.0 million and $438.9 million as of September 30, 2018 and December 31, 2017, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $767.8 million and $749.3 million from inception through September 30, 2018 and December 31, 2017, respectively.
9. Notes Payable and Other Financing Arrangements
Notes payable is comprised of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Dekania Surplus Note, due April 29, 2034	$10.0	$10.0
Alesco Surplus Note, due December 15, 2034	10.0	10.0
Total	$20.0	$20.0
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
FHLB membership also allows the Company's insurance subsidiaries access to standby letters of credit. On March 9, 2018, ECIC, EPIC, and EAC entered into standby Letter of Credit Reimbursement Agreements (Letter of Credit Agreements) with the FHLB. The Letter of Credit Agreements are between the FHLB and each of EAC, in the amount of $40.0 million, ECIC, in the amount of $50.0 million, and EPIC, in the amount of $50.0 million. The Letter of Credit Agreements became effective March 9, 2018 and expire March 31, 2019; however, the Letter of Credit Agreements will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of September 30, 2018, letters of credit totaling $140.0 million were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements.
As of September 30, 2018, investment securities having a fair value of $247.9 million were pledged to the FHLB by the Company's insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.

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

	September 30, 2018	December 31, 2017
	(in millions)
Net unrealized (losses) gains on investments, before taxes	$(28.4)	$136.0
Deferred tax benefit (expense) on net unrealized (losses) gains	5.9	(28.6)
Total accumulated other comprehensive (loss) income	$(22.5)	$107.4
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
Stock options exercised totaled 51,091 for the nine months ended September 30, 2018, 169,024 for the nine months ended September 30, 2017, and 307,076 for the year ended December 31, 2017.
As of September 30, 2018, the Company had 196,256 options, 313,181 RSUs, and 266,164 PSUs (based on target number awarded) outstanding.

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
The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions, except share data)
Net income—basic and diluted	$47.6	$21.9	$115.7	$69.9
Weighted average number of shares outstanding—basic	32,906,250	32,563,800	32,864,612	32,454,443
Effect of dilutive securities:
PSUs	253,612	243,470	253,269	262,992
Stock options	104,450	180,421	101,907	212,044
RSUs	51,852	66,294	59,002	77,738
Dilutive potential shares	409,914	490,185	414,178	552,774
Weighted average number of shares outstanding—diluted	33,316,164	33,053,985	33,278,790	33,007,217

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
Overview
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to select, small businesses in low to medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance in 43 states and the District of Columbia, with a concentration in California, where over one-half of our business is generated. Our revenues are primarily comprised of net premiums earned, net investment income, and net realized and unrealized gains on investments.
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
Pricing on our renewals showed overall price decreases of 14.1% and 11.0% versus the rate level in effect on such business a year earlier for each of the three and nine months ended September 30, 2018. We believe that we can continue to write attractive business due to favorable loss costs and frequency trends and the success of our accelerated claims initiatives, despite the competitive market conditions we currently face. Given the strength of our balance sheet and the execution of our underwriting, claims, and investment strategies, we believe that we are well positioned for the current market cycle.
On August 11, 2017, we entered into a Purchase Agreement, as amended, with PRUS with respect to the Acquisition of all of the outstanding shares of capital stock of PRNY. The purchase price is equal to the sum of: (i) the amount of statutory capital and surplus of PRNY at closing (which is currently estimated to be approximately $40.0 million); and (ii) $5.8 million. We expect to fund the Acquisition with cash on hand.
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

	September 30, 2018	December 31, 2017
	(in millions)
GAAP stockholders' equity	$991.2	$947.7
Deferred reinsurance gain–LPT Agreement	152.1	163.6
Less: Accumulated other comprehensive (loss) income, net(1)	(22.5)	107.4
Adjusted stockholders' equity(2)	$1,165.8	$1,003.9

(1)	The adoption of ASU No. 2016-01 resulted in a $74.0 million reclassification adjustment from Accumulated other comprehensive income, net to Retained earnings as of January 1, 2018.

(2)	Adjusted stockholders' equity is a non-GAAP measure consisting of total GAAP stockholders' equity plus the Deferred Gain, less Accumulated other comprehensive (loss) income, net.
Our net income was $47.6 million and $115.7 million for the three and nine months ended September 30, 2018, respectively, compared to $21.9 million and $69.9 million for the corresponding periods of 2017. Our underwriting income was $22.7 million and $66.6 million for the three and nine months ended September 30, 2018, respectively, compared to $13.7 million and $34.2 million for the same periods of 2017. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned.
Our results of operations during the three months ended September 30, 2018 were impacted by: (i) favorable prior accident year loss development of $11.9 million, which decreased our losses and LAE by the same amount; and (ii) the inclusion of $11.2 million in net unrealized gains on equity securities during the period (unrealized gains and losses on equity securities were not included in net income during the comparable 2017 period). Collectively, these items increased our pre-tax net income by $23.1 million during the third quarter of 2018. Additionally, our income tax expense was favorably impacted by the Tax Cuts and Jobs Act, which reduced the statutory tax rate from 35% to 21% beginning in 2018.
Our results of operations during the nine months ended September 30, 2018 were impacted by: (i) favorable prior accident year loss development of $40.8 million, which decreased our losses and LAE by the same amount; (ii) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $2.2 million LPT Reserve Adjustment during the second quarter of 2018; (iii) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $0.5 million LPT Contingent Commission Adjustment during the second quarter of 2018; and (iv) the inclusion of $1.8 million in net unrealized gains on equity securities during the period (unrealized gains and losses on equity securities were not included in net income during the comparable 2017 period). Collectively, these items increased our pre-tax net income by $45.3 million during nine months ended September 30, 2018. Additionally, our income tax expense was favorably impacted by the Tax Cuts and Jobs Act, which reduced the statutory tax rate from 35% to 21% beginning in 2018.

The components of net income are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Gross premiums written	$189.2	$179.2	$587.2	$561.3
Net premiums written	$187.3	$177.6	$582.5	$556.8

Net premiums earned	$192.9	$187.9	$547.5	$535.0
Net investment income	20.2	18.5	59.9	55.4
Net realized and unrealized gains on investments	15.6	4.1	13.2	7.4
Gain on redemption of notes payable	—	—	—	2.1
Other income	0.2	0.4	0.4	0.5
Total revenues	228.9	210.9	621.0	600.4

Losses and LAE	106.6	116.9	289.7	332.0
Commission expense	24.8	23.7	73.1	66.7
Underwriting and other operating expenses	38.8	33.6	118.1	102.1
Interest and financing expenses	0.4	0.3	1.1	1.1
Other expense	—	7.5	—	7.5
Total expenses	170.6	182.0	482.0	509.4
Income tax expense	10.7	7.0	23.3	21.1
Net income	$47.6	$21.9	$115.7	$69.9
Less amortization of the Deferred Gain related to losses	$2.1	$2.1	$7.8	$7.0
Less amortization of the Deferred Gain related to contingent commission	0.5	0.4	1.5	1.5
Less impact of LPT Reserve Adjustments(1)	—	—	2.2	—
Less impact of LPT Contingent Commission Adjustments(2)	—	—	0.5	—
Net income before impact of the LPT Agreement(3)	$45.0	$19.4	$103.7	$61.4

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

Gross Premiums Written
Gross premiums written were $189.2 million and $587.2 million for the three and nine months ended September 30, 2018, respectively, compared to $179.2 million and $561.3 million for the corresponding periods of 2017. The year-over-year increases for the three and nine months ended September 30, 2018 were primarily due to increases in new business premiums written, partially offset by declines in renewal business premiums. The increase in new business premiums was primarily driven by higher policy counts and payroll exposure, partially offset by decreases in average rates.
Net Premiums Written
Net premiums written were $187.3 million and $582.5 million for the three and nine months ended September 30, 2018, respectively, compared to $177.6 million and $556.8 million for the corresponding periods of 2017. Reinsurance premiums ceded were $1.9 million and $4.7 million for the three and nine months ended September 30, 2018, respectively, compared to $1.6 million and $4.5 million for the corresponding periods of 2017.
Net Premiums Earned
Net premiums earned were $192.9 million and $547.5 million for the three and nine months ended September 30, 2018, respectively, compared to $187.9 million and $535.0 million for the corresponding periods of 2017. Net premiums earned are primarily a function of the amount and timing of net premiums previously written.
The following table shows the percentage change in our in-force premiums, policy count, average policy size, and payroll exposure upon which our premiums are based for California, where 54% of our premiums were generated as of September 30, 2018 and for all other states, excluding California:

	As of September 30, 2018
	Year-to-Date Increase			Year-Over-Year Increase
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	5.6%	2.5%	9.6%	5.7%	2.3%	10.0%
In-force policy count	5.5	1.9	8.8	5.2	0.7	9.3
Average in-force policy size	0.1	0.6	0.7	0.5	1.6	0.6
In-force payroll exposure	16.6	17.4	16.0	17.3	19.7	15.8
The following table shows our in-force premiums and number of policies in-force for each state with at least five percent of our in-force premiums and all other states combined for the periods presented:

	September 30, 2018		December 31, 2017		September 30, 2017		December 31, 2016
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$358.1	41,335	$349.4	40,573	$349.9	41,051	$348.3	42,120
Florida	42.0	5,745	41.8	5,625	40.0	5,611	35.2	5,263
Other (41 states and D.C.)	262.0	43,110	235.7	39,296	236.4	39,078	235.1	37,439
Total	$662.1	90,190	$626.9	85,494	$626.3	85,740	$618.6	84,822
Our alternative distribution channels that utilize partnerships and alliances generated $157.6 million and $131.1 million, or 23.8% and 20.9%, of our in-force premiums as of September 30, 2018 and 2017, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnerships and alliances.
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
Net investment income increased 9.2% and 8.1% for the three and nine months ended September 30, 2018, respectively, compared to the same periods of 2017. The average pre-tax book yield on invested assets increased to 3.30% as of September 30, 2018, up from 3.12% as of September 30, 2017. Average invested assets remained relatively consistent year-over-year.

Realized and certain unrealized gains and losses on our investments are reported separately from our net investment income. Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are also recognized when securities are written down as a result of an other-than-temporary impairment. Beginning in 2018, equity securities at fair value are no longer classified as AFS and changes in fair value are included in Net realized and unrealized gains on investments on our Consolidated Statements of Comprehensive Income.
Net realized and unrealized gains on investments were $15.6 million and $13.2 million for the three and nine months ended September 30, 2018, respectively, compared to $4.1 million and $7.4 million for the corresponding periods of 2017. The net realized and unrealized gains on investments for the three months ended September 30, 2018 included $11.2 million of unrealized gains on equity securities and $4.4 million of net realized gains on investments. The net realized and unrealized gains on investments for the nine months ended September 30, 2018 included $1.8 million of unrealized gains on equity securities and $11.4 million of net realized gains on investments. The unrealized gains on equity securities for the three and nine months ended September 30, 2018 were primarily the result of volatility in equity markets during those periods. Realized gains in both periods were primarily related to the sale of fixed maturity and equity securities, resulting from a rebalancing of our investment portfolio. Net realized and unrealized gains on investments included $2.0 million and $0.2 million of other-than-temporary impairments for the nine months ended September 30, 2018 and 2017, respectively.
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
The following table presents our calendar year combined ratios.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Loss and LAE ratio	55.3%	62.2%	52.9%	62.1%
Underwriting and other operating expenses ratio	20.0	17.9	21.5	19.1
Commission expense ratio	12.9	12.6	13.4	12.4
Combined ratio	88.2%	92.7%	87.8%	93.6%
We include all of the operating expenses of our holding company in the calculation of our combined ratio, which added approximately 2.1 and 2.2 percentage points to that ratio for the three and nine months ended September 30, 2018, respectively, compared to 1.4 and 1.9 percentage points for the corresponding periods of 2017.
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) continued to decrease year-over-year; however, through September 30, 2018, we saw a slight upward movement in medical and indemnity costs per claim that is reflected in our current accident year loss estimate. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years.
Our loss and LAE ratio decreased 6.9 and 9.2 percentage points, or 11.1% and 14.8%, for the three and nine months ended September 30, 2018, compared to the same periods of 2017. The decreases in our loss and LAE ratios were primarily attributable to favorable prior accident year loss development of $11.9 million and $40.8 million during the three and nine months ended September 30, 2018, respectively. Favorable development during the three months ended September 30, 2018 included $12.0 million favorable development on our voluntary business and $0.1 million unfavorable development on our assigned risk business, while favorable development for the nine months ended September 30, 2018 included $40.5 million of favorable development on our voluntary business and $0.3 million of favorable development on our assigned risk business. Favorable development during the three and nine months ended September 30, 2017 was related to our assigned risk business. Favorable prior accident year loss development in both periods of 2018 was primarily the result of observed favorable loss cost trends, primarily for the 2015 through

2017 accident years, which have been impacted by our internal initiatives to reduce loss costs, including the accelerated claims settlement activity that began in 2014 and have continued into 2018.
Our current accident year loss and LAE ratio was 62.8% and 62.6% for the three and nine months ended September 30, 2018, respectively compared to 63.7% for each of the corresponding periods of 2017. Our current accident year loss and LAE ratios continue to reflect the impact of key business initiatives, including: an emphasis on the accelerated settlement of open claims; diversifying our risk exposure across geographic markets; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets. Our assigned risk business added 0.3 percentage points and 0.1 percentage point to our current accident year loss and LAE ratio for the three and nine months ended September 30, 2018, respectively.
Excluding the impact from the LPT, losses and LAE would have been $109.2 million and $119.4 million, or 56.6% and 63.5% of net premiums earned, for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017 losses and LAE, excluding the impact of the LPT, would have been $301.7 million and $340.5 million, or 55.1% and 63.6% of net premium earned, respectively.
The table below reflects prior accident year loss and LAE reserve adjustments and the impact of the LPT on net income before income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Prior accident year favorable loss development, net	$11.9	$0.2	$40.8	$0.5
Amortization of the Deferred Gain related to losses	$2.1	$2.1	$7.8	$7.0
Amortization of the Deferred Gain related to contingent commission	0.5	0.4	1.5	1.5
Impact of LPT Reserve Adjustments	—	—	2.2	—
Impact of LPT Contingent Commission Adjustments	—	—	0.5	—
Total impact of the LPT on losses and LAE	2.6	2.5	12.0	8.5
Total losses and LAE reserve adjustments	$14.5	$2.7	$52.8	$9.0
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
Our underwriting and other operating expenses ratio increased 2.1 and 2.4 percentage points, or 11.7% and 12.6%, for the three and nine months ended September 30, 2018, compared to the same periods of 2017. During the three months ended September 30, 2018, our compensation-related expenses increased $3.4 million and our professional fees increased $1.8 million compared to the same period of 2017. During the nine months ended September 30, 2018, our compensation-related expenses increased $6.8 million, our professional fees increased $4.4 million, our bad debt expense increased $3.3 million, and our premium taxes and assessments increased $0.7 million compared to the same period of 2017. These increases were largely the result of our aggressive development and implementation of new digital technologies and capabilities.
Commission Expense Ratio
Commission expenses include direct commissions to our agents and brokers, including our partnerships and alliances, for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.
Our commission expense ratio increased 0.3 and 1.0 percentage points, or 2.4% and 8.1%, for the three and nine months ended September 30, 2018, compared to the same periods of 2017. The increases in the commission expense ratio were primarily the result of an increase in projected 2018 agency incentive commissions and a 13.9% year-over-year increase in the percentage of business produced by our partnerships and alliances, as of September 30, 2018, which is subject to a higher commission rate.
Income Tax Expense
Income tax expense was $10.7 million and $23.3 million for the three and nine months ended September 30, 2018, respectively, compared to $7.0 million and $21.1 million for the corresponding periods of 2017. The effective tax rates were 18.4% and 16.8% for the three and nine months ended September 30, 2018, respectively, compared to 24.2% and 23.2% for the same periods of

2017. Tax-advantaged investment income, Deferred Gain amortization, LPT Reserve Adjustments, LPT Contingent Commission Adjustments, and certain other adjustments reduced our effective income tax rate below the U.S. statutory rates of 21% and 35% for periods in 2018 and 2017, respectively.
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
Our insurance subsidiaries' ability to pay dividends to their parent is based on reported capital, surplus, and dividends paid within the prior 12 months. The maximum dividends that may be paid in 2018 by EPIC without prior regulatory approval is $15.9 million. During the first quarter of 2018, EICN made a $17.7 million cash dividend payment to its parent company. As a result of that payment, EICN's dividend capacity is limited to $2.2 million without prior regulatory approval for the remainder of 2018. During the second quarter of 2018, EAC made a $18.9 million cash dividend payment to its parent company. As a result of that payment, EAC's dividend capacity is limited to $0.1 million without prior regulatory approval for the remainder of 2018. During the third quarter of 2018, ECIC made a $48.4 million cash dividend payment to its parent company. As a result of that payment, ECIC cannot pay any dividends without prior regulatory approval for the remainder of 2018.
Total cash and investments at the holding company was $140.2 million at September 30, 2018, consisting of $129.7 million of cash and cash equivalents and $10.5 million of unaffiliated fixed maturity securities. We do not currently have a revolving credit facility because we believe that the holding company's cash needs for the foreseeable future will be met with its cash and investments on hand, as well as dividends available from our insurance subsidiaries.
Operating Subsidiaries' Liquidity
The primary sources of cash for our operating subsidiaries, which include our insurance and other operating subsidiaries, are premium collections, investment income, sales and maturities of investments, and reinsurance recoveries. The primary uses of cash by our operating subsidiaries are payments of losses and LAE, commission expenses, underwriting and other operating expenses, ceded reinsurance, investment purchases and dividends paid to their parent.
Total cash and investments held by our operating subsidiaries was $2,655.4 million at September 30, 2018, consisting of $75.3 million of cash and cash equivalents, $2,384.1 million of fixed maturity securities, and $196.0 million of equity securities. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of September 30, 2018 consisted of $71.3 million of cash and cash equivalents, $189.6 million of publicly traded equity securities whose proceeds are available within three business days, and $1,157.7 million of highly liquid fixed maturity securities whose proceeds are available within three business days. We believe that our subsidiaries' liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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
FHLB membership also allows our insurance subsidiaries access to Letter of Credit Agreements and on March 9, 2018, ECIC, EPIC, and EAC entered into Letter of Credit Agreements with the FHLB. The Letter of Credit Agreements are between the FHLB and each of EAC, in the amount of $40.0 million, ECIC, in the amount of $50.0 million, and EPIC, in the amount of $50.0 million. The Letter of Credit Agreements became effective March 9, 2018 and expire March 31, 2019. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times (See Note 9).
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
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Securities having a fair value of $864.3 million and $1,009.7 million were on deposit at September 30, 2018 and December 31,

2017, respectively. Additionally, standby letters of credit from the FHLB have been issued in lieu of $140.0 million of securities on deposit at September 30, 2018.
Certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $23.0 million and $24.5 million at September 30, 2018 and December 31, 2017, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the nine months ended:

	September 30,
	2018	2017
	(in millions)
Cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$133.1	$103.8
Investing activities	19.9	(80.5)
Financing activities	(22.3)	(23.6)
Increase (decrease) in cash, cash equivalents, and restricted cash	$130.7	$(0.3)
For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2018 included net premiums received of $561.2 million, and investment income received of $66.9 million. These operating cash inflows were partially offset by net claims payments of $309.6 million, underwriting and other operating expenses paid of $112.8 million, and commissions paid of $69.4 million.
Net cash provided by operating activities for the nine months ended September 30, 2017 included net premiums received of $528.4 million, and investment income received of $67.9 million. These operating cash inflows were partially offset by net claims payments of $314.8 million, underwriting and other operating expenses paid of $96.5 million, and commissions paid of $61.9 million.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2018 was primarily related to sales, maturities, and redemptions of investments whose proceeds were used to accumulate cash on hand, fund claims payments, underwriting and other operating expenses, and stockholder dividend payments, partially offset by the investment of premiums received and the reinvestment of funds from sales, maturities, redemptions, and interest income.
Net cash used in investing activities for the nine months ended September 30, 2017 was primarily related to the investment of premiums received and the reinvestment of funds from sales, maturities, redemptions, and interest income. These investing cash outflows were partially offset by investment sales whose proceeds were used to fund claims payments, underwriting and other operating expenses, and stockholder dividend payments.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2018 was primarily related to stockholder dividend payments.
Net cash used in financing activities for the nine months ended September 30, 2017 was primarily related to stockholder dividend payments and the redemption of notes payable.
Dividends
Stockholder dividends paid were $19.9 million and $14.7 million for the nine months ended September 30, 2018 and 2017, respectively. On October 24, 2018, the Board of Directors declared a $0.20 dividend per share and eligible RSU and PSU, payable November 21, 2018, to stockholders of record on November 7, 2018.
Share Repurchases
On February 21, 2018, the Board of Directors authorized a share repurchase program for repurchases of up to $50.0 million of our common stock (the 2018 Program). The 2018 Program provides that shares may be purchased at prevailing market prices from February 26, 2018 through February 26, 2020 through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2018 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time. Through September 30, 2018, we repurchased a total of 9,997 shares of common stock under the 2018 Program at an average price of $39.77 per share, including commissions, for a total cost of $0.4 million.
Capital Resources
As of September 30, 2018, the capital resources available to us consisted of: (i) $20.0 million in surplus notes maturing in 2034; (ii) $991.2 million of stockholders’ equity; and (iii) the $152.1 million Deferred Gain.
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of September 30, 2018.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$23.8	$5.3	$7.9	$3.9	$6.7
Non-cancellable obligations	18.2	3.3	8.0	6.2	0.7
Notes payable(1)	30.6	1.3	2.6	2.6	24.1
Capital leases	1.0	0.3	0.5	0.2	—
Unpaid losses and LAE reserves (2)(3)	2,233.7	382.9	491.2	288.2	1,071.4
Total contractual obligations	$2,307.3	$393.1	$510.2	$301.1	$1,102.9

(1)	Notes payable includes payments for the principal and estimated interest expense on our surplus notes outstanding based on LIBOR plus a margin. The interest rates used ranged from 6.4% to 6.6%.

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

(3)	The unpaid losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which were as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables on unpaid losses and LAE	$(511.8)	$(27.8)	$(52.6)	$(49.6)	$(381.8)
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total return; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance.
As of September 30, 2018, the total amortized cost of our investments recorded at fair value was $2,517.2 million and its fair value was $2,584.2 million. These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.
We also have a $6.4 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
As of September 30, 2018, our investment portfolio consisted of 93% fixed maturity securities. We strive to limit interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.4 at September 30, 2018. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "A+," using ratings assigned by Standard & Poor's (S&P). Our fixed maturity securities portfolio had a weighted average quality of "AA-" as of September 30, 2018, with 51.5% of the portfolio rated "AA" or better, based on market value. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.

We also have a portfolio of equity securities. We strive to limit the exposure to equity price risk associated with equity securities by diversifying our holdings across several industry sectors. Equity securities represented 7% of our investment portfolio at September 30, 2018.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets at fair value, the average book yield, and the average tax equivalent yield (each based on the book value of each category of invested assets) as of September 30, 2018.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield (1)
	(in millions, except percentages)
U.S. Treasuries	$111.3	4.3%	2.1%	2.1%
U.S. Agencies	11.4	0.4	4.3	4.3
States and municipalities	527.4	20.4	3.3	3.9
Corporate securities	1,110.9	43.0	3.3	3.3
Residential mortgage-backed securities	423.9	16.4	3.1	3.1
Commercial mortgage-backed securities	95.1	3.7	2.9	2.9
Asset-backed securities	66.5	2.6	3.3	3.3
Other securities	48.1	1.9	4.3	4.3
Equity securities	189.6	7.3	5.1	5.6
Total investments at fair value	$2,584.2	100.0%
Weighted average yield			3.3%	3.4%

(1) Computed using a statutory income tax rate of 21%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of September 30, 2018 by credit rating category, using the lower of ratings assigned by Moody's Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	8.4%
“AA”	43.1
“A”	34.1
“BBB”	12.2
Below investment grade	2.2
Total	100.0%
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
We believe that we have appropriately identified the declines in the fair values of our unrealized losses for the nine months ended September 30, 2018. We recognized impairments on fixed maturity securities of $2.0 million (consisting of 57 securities) during the nine months ended September 30, 2018 as a result of our intent to sell those securities. We determined that the remaining unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, our intent to not sell the securities, and a determination that it is not more likely than not that we will be required to sell the securities at an amount less than its amortized cost.
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
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of September 30, 2018, our fixed maturity securities portfolio had a duration of 4.4. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2017 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the Company's repurchases of its common stock during the third quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
July 1 – July 31, 2018	200	$39.97	200	$49.6
August 1 – August 31, 2018	—	—	—	49.6
September 1 – September 30, 2018	—	—	—	49.6
Total	200	$39.97	200
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

			Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	File No.	Exhibit	Filing Date
*10.1	Restricted Stock Unit Agreement by and between Employers Holdings, Inc. and Lenard T. Ormsby, dated and effective March 7, 2018		8-K	001-33245	10.1	March 13, 2018
*10.2	Performance Share Agreement by and between Employers Holdings, Inc. and Lenard T. Ormsby, dated and effective March 7, 2018		8-K	001-33245	10.2	March 13, 2018
*10.3	Notice to Renew Employment Agreement by and between Employers Holdings, Inc. and Douglas D. Dirks, dated May 11, 2012 and the renewal term effective January 1, 2019.		8-K	001-33245		May 29, 2018
*10.4	Notice to Renew Employment Agreement by and between Employers Holdings, Inc. and Michael S. Paquette, dated December 16, 2018 and effective January 1, 2019.		8-K	001-33245		May 29, 2018
10.5	Confirmation of Irrevocable Letter of Credit No. 2018-08 between EAC and FHLB SF, dated March 9, 2018		8-K	001-33245	10.1	March 15, 2018
10.6	Confirmation of Irrevocable Letter of Credit No. 2018-09 between ECIC and FHLB SF, dated March 9, 2018		8-K	001-33245	10.2	March 15, 2018
10.7	Confirmation of Irrevocable Letter of Credit No. 2018-10 between EPIC and FHLB SF, dated March 9, 2018		8-K	001-33245	10.3	March 15, 2018
10.8	Form of Letter of Credit and Reimbursement Agreement		8-K	001-33245	10.4	March 15, 2018
10.9	Amended and Restated Stock Purchase Agreement among Partner Reinsurance Company of the U.S., Cerity Group, Inc. and Employers Holdings, Inc. (solely in its capacity as Guarantor) dated as of May 23, 2018		8-K/A	001-33245	10.1	May 24, 2018
10.10	Amended and Restated Bylaws of Employers Holdings, Inc.		8-K	001-33245	3.1	June 13, 2018
10.11	Amendment No. 1 to the Amended and Restated Stock Purchase Agreement among Partner Reinsurance Company of the U.S., Cerity Group, Inc. and Employers Holdings, Inc.	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
—————
*Represents management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	October 25, 2018	/s/ Michael S. Paquette
Michael S. Paquette
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)