Form 10-K
period 2018-12-31
Employers Holdings, Inc.
filed 2019-02-28
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 was $1,109,698,729.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	February 14, 2019
Common Stock, $0.01 par value per share	32,829,863 shares outstanding
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

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

PART I
Item 1. Business
General
Employers Holdings, Inc. (EHI) is a holding company, which was incorporated in Nevada in 2005. Unless otherwise indicated, all references to “we,” “us,” “our,” the “Company” or similar terms refer to EHI together with its subsidiaries. Through our wholly owned insurance subsidiaries, Employers Insurance Company of Nevada, Employers Compensation Insurance Company, Employers Preferred Insurance Company, and Employers Assurance Company, we are engaged in the commercial property and casualty insurance industry, specializing in workers' compensation products and services. We had 704 full-time employees at December 31, 2018 and our principal executive offices are located at 10375 Professional Circle in Reno, Nevada. Our insurance subsidiaries have each been assigned an A.M. Best Company (A.M. Best) rating of “A-” (Excellent), with a “positive” outlook, which is the 4th highest of 13 A.M. Best ratings.
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
Our Strategy
Business Strategy
Our strategy is to pursue profitable growth opportunities across market cycles and maximize total investment returns within the constraints of prudent portfolio management. We pursue profitable growth opportunities by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-term relationships with independent insurance agencies, development and implementation of new technologies designed to transform the way small businesses and insurance agents utilize digital capabilities and developing important alternative distribution channels. We continue to execute a number of ongoing business initiatives, including: focusing on internal and customer-facing business process excellence; offering quotes and insurance coverage directly to customers through a desktop and mobile-friendly platform; accelerating the settlement of open claims; diversifying our risk exposure across geographic markets; utilizing a multi-company pricing platform; utilizing territory-specific pricing; development and implementation of new technologies to transform the way insurance agents utilize digital capabilities; and leveraging data-driven strategies to target, price, and underwrite profitable classes of business across all of our markets.
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
We also believe in returning capital not needed for these purposes to our stockholders through regular quarterly dividends and, when feasible, common stock repurchases. During each of the years ended December 31, 2018, 2017, and 2016, we paid dividends on our common stock of $26.7 million, $19.7 million, and $11.5 million, respectively, and during the three-year period ending December 31, 2018, we repurchased $25.7 million of our common stock. Any future returns of capital to our stockholders are dependent on a variety of factors, including our financial position, holding company liquidity, share price, corporate and regulatory requirements, and other market and economic conditions.
Description of Business
We are a specialty provider of workers' compensation insurance focused on select small businesses in low to medium hazard industries. We employ a disciplined, conservative underwriting approach designed to individually select specific types of businesses, predominantly those in the lowest four of the seven workers' compensation insurance industry-defined hazard groups, that we believe will have fewer and less costly claims relative to other businesses in the same hazard groups. Workers' compensation is provided under a statutory system wherein most employers are required to provide coverage for their employees' medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We operate as a single reportable segment and conduct operations in 44 states and the District of Columbia (D.C.), with a concentration in California, where over one-half of our business is generated.
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
We had total assets of $3.9 billion at December 31, 2018 and 2017. The following table highlights key results of our operations for the last three years.

	Years Ended December 31,
	2018	2017	2016
	(in millions, except ratios)
Net premiums written	$742.8	$723.7	$694.6
Total revenues	800.4	801.4	779.8
Net income	141.3	101.2	106.7

Combined ratio	86.1%	90.5%	91.8%
Impact of the LPT Agreement(1)	2.0%	1.6%	2.3%
Combined ratio before the impact of the LPT Agreement(1)	88.1%	92.1%	94.1%

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
Premium Audit
We conduct premium audits on all of our policyholders annually upon the policy expiration or termination. Premium audits allow us to comply with applicable state and reporting bureau requirements and to verify that policyholders have accurately reported their payroll and employee job classifications. We also selectively perform audit reviews and/or update renewal payroll on policies in certain classes of business or if unusual claims are filed or concerns are raised regarding projected annual payrolls, which could result in substantial variances at final audit. These variances result in adjustments to our written and earned premiums, as well as our net losses and LAE, in the periods in which they become known.
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
We utilize an outcome-based medical network that incorporates predictive analytics to identify medical providers who achieve superior clinical outcomes for our injured workers that allows us to optimize our provider network and enhance the quality of care. We have also implemented a proactive pharmacy benefit management program that, along with our outcome-based medical network, focuses on reducing claims costs and accelerating injured workers' return to work. We have an Injured Employee Hotline that allows employees who are injured at work to receive professional nurse consultation by phone when reporting the claim. This service has proven to reduce overall claims costs and is intended to ensure the injured worker receives appropriate and timely medical care.
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
We implemented a claim triage predictive model nationally that provides us with early identification of those claims likely to develop into large losses. Leveraging this information, we ensure the right resources and strategies are brought to bear on those claims early in the process.
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
Development and Implementation of New Technologies and Capabilities
We have recently initiated a plan of aggressive development and implementation of new technologies and capabilities that are designed to help transform the way small businesses and insurance agents utilize digital capabilities to improve their customer experience. We have chosen to reinvest the expected financial benefits from corporate income tax reform back into our business over the next several years by greatly accelerating the development and deployment of these new digital capabilities. We believe that these new technological and intellectual capabilities will support our future growth initiatives, provide direct access to workers' compensation insurance to those customers seeking an online experience, provide us with greater pricing precision and flexibility, and promote long-term value creation.
The development and implementation of these new technologies and capabilities increased our underwriting and other operating expense ratio in 2018 and we expect that they will continue to increase our underwriting and other operating expense ratio in 2019 and 2020, as compared to that experienced in prior years. However, in future periods we expect that these additional expenses will, over time, be more than offset by anticipated new premium writings and operational efficiency gains.
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
Cyber Security
Our operations rely on the secure processing, storage, and transmission of confidential and other information. Our business, including our ability to adequately price products and services, establish reserves, provide an effective and secure service to our customers and report our financial results in a timely and accurate manner, depends significantly on the integrity, availability and timeliness of the data we maintain, as well as the data held by third parties, service providers and systems.
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
We focus heavily on in-force premiums, which represent the estimated annual premium on all policies that have not expired or have not been canceled. The following table shows a reconciliation of our gross premiums earned during the years ended December 31, 2018, 2017, and 2016 to in-force premiums as of December 31, 2018, 2017, and 2016:

	2018	2017	2016
	(in millions)
Gross premiums earned	$737.2	$722.5	$701.6
Less: Final audit and retroactive adjustments	61.1	85.5	72.6
Less: Involuntary premium	9.9	10.2	10.4
In-force premium	$666.2	$626.9	$618.6
The following table sets forth our in-force premiums by hazard group and as a percentage of our total in-force premiums as of December 31:

Hazard Group	2018	Percentage of 2018 Total	2017	Percentage of 2017 Total	2016	Percentage of 2016 Total
	(in millions, except percentages)
A	$189.5	28.4%	$176.9	28.2%	$162.6	26.3%
B	171.6	25.8	159.4	25.4	161.0	26.0
C	188.7	28.3	188.0	30.0	195.7	31.7
D	100.5	15.1	91.9	14.7	88.0	14.2
E	12.2	1.8	9.4	1.5	9.8	1.6
F	3.2	0.5	1.0	0.2	1.3	0.2
G	0.5	0.1	0.3	<0.1	0.2	<0.1
Total	$666.2	100.0%	$626.9	100.0%	$618.6	100.0%
In-force premiums for our top ten types of insureds and as a percentage of our total in-force premiums as of December 31, 2018 were as follows:

Employer Classifications	In-force Premiums	Percentage of Total
	(in millions, except percentages)
Restaurants and Other Eating Places	$185.5	27.8%
Traveler Accommodation	51.0	7.7
Automobile Dealers	46.5	7.0
Activities Related to Real Estate	24.5	3.7
Offices of Physicians	22.2	3.3
Automotive Repair and Maintenance	19.6	2.9
Other Store Retailers	19.2	2.9
Grocery Stores	18.5	2.8
Nondurable Goods Merchant Wholesalers	17.9	2.7
Services to Buildings and Dwellings	16.2	2.4
Total	$421.1	63.2%
We currently write business in 44 states and D.C. Our business is concentrated in California, which makes the results of our operations more dependent on the trends that are unique to that state and that may differ from national trends. State and federal legislation and regulation, court decisions, local competition, economic and employment trends, and workers' compensation medical cost trends can materially impact our financial results.

As of December 31, 2018 and 2017, our policyholders had average annual in-force premiums of $7,281 and $7,333, respectively. We are not dependent on any single policyholder and the loss of any single policyholder would not have a material adverse effect on our business.
The following table shows our in-force premiums and number of policies in-force for each state with at least five percent of our in-force premiums and all other states combined as of December 31:

	2018		2017		2016
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$357.1	41,988	$349.4	40,573	$348.3	42,120
Florida	41.0	5,833	41.8	5,625	35.2	5,263
Other (42 states and D.C.)	268.1	43,677	235.7	39,296	235.1	37,439
Total	$666.2	91,498	$626.9	85,494	$618.6	84,822
From 2016 through 2018, our total in-force premiums and number of policies in-force increased 7.7% and 7.9%, respectively. During the same period, our in-force premiums in California increased 2.5%, while policy count in California decreased 0.3%, reflecting our efforts to continue to diversify and grow our business in new and profitable markets. We cannot be certain how these trends will ultimately impact our consolidated financial position and results of operations.
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
Our premium rates are based upon actuarial analyses for each state in which we do business, except in “administered pricing” states, primarily Florida, Wisconsin, and Idaho, where premium rates are set by state insurance regulators.
Pricing on our renewals showed an overall price decrease of 11.8% for the year ended December 31, 2018, versus the rate level in effect on such business a year earlier. We believe that we can continue to write attractive business due to favorable loss costs and frequency trends and the success of our accelerated claims initiatives, despite the competitive market conditions we currently face. Given the strength of our balance sheet, the execution of our underwriting, claims, and investment strategies, we believe that we are well positioned for the current market cycle.
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
Excess of Loss Reinsurance
Our current reinsurance program applies to all covered losses occurring between 12:01 a.m. July 1, 2018 and 12:01 a.m. July 1, 2019 and consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions. The coverage under our annual reinsurance programs that ended July 1, 2018 and 2017 was $190.0 million in excess of our $10.0 million retention on a per occurrence basis. We are solely responsible for any losses we suffer above $200.0 million except those covered by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (TRIPRA of 2015). See "—Terrorism Risk Insurance Program." Covered losses which occur prior to expiration or cancellation of the agreement continue to be obligations of the subscribing reinsurers, subject to the other conditions in the agreement. The subscribing reinsurers may terminate the agreement only for our breach of the obligations of the agreement. We are responsible for the losses if the subscribing reinsurer cannot or refuses to pay.
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
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775.0 million in cash. The LPT Agreement, which ceded to the reinsurers substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2.0 billion, excluding losses for burial and transportation expenses. The estimated remaining liabilities subject to the LPT Agreement were approximately $408.2 million and $438.9 million, as of December 31, 2018 and 2017, respectively (See Note 10 in the Notes to our Consolidated Financial Statements). Losses and LAE paid with respect to the LPT Agreement totaled approximately $773.7 million and $749.3 million through December 31, 2018 and 2017, respectively.
The reinsurers agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. The LPT Agreement required each reinsurer to place assets supporting the payment of claims by them in a trust that requires collateral be held at a specified level. The level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we may require the reinsurers to contribute additional assets to maintain the required minimum level of collateral. The value of these assets as of December 31, 2018 and 2017 was $311.6 million and $380.8 million, respectively.
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
We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain was recorded as a liability on our Consolidated Balance Sheets as Deferred Gain. We are also entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement. As of December 31, 2018, our estimate of the ultimate expected contingent profit commission was $68.3 million, of which $36.4 million has been settled as of December 31, 2018.
Recoverability of Reinsurance
Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance; however, it does not discharge the ceding company from its primary liability to its policyholders in the event the reinsurer cannot or refuses to pay its obligations under such reinsurance. We monitor the financial strength of our reinsurers and do not believe that we are currently exposed to any material credit risk as substantially all of our reinsurance is recoverable from large, well-capitalized reinsurance companies. At December 31, 2018, $2.0 million of our reinsurance recoverables were collateralized by cash or letters of credit and an additional $311.6 million was held in trust accounts for our benefit in support of reinsurance recoverables related to the LPT Agreement.
The following table provides information regarding our ceded reinsurance recoverables for losses and LAE as of December 31, 2018.

Reinsurer	A.M. Best Rating(1)	Total Paid Losses and LAE	Total Unpaid Losses and LAE	Total
		(in millions)
ACE Property & Casualty Insurance Company	A++	$—	$1.7	$1.7
American Healthcare Indemnity Company	N/R	—	2.1	2.1
Aspen Insurance UK Limited	A	—	4.7	4.7
Chubb Bermuda Insurance Limited	A++	0.6	40.8	41.4
Finial Reinsurance	A-	—	4.5	4.5
Hannover Ruck SE	A+	—	8.9	8.9
Lloyd's Syndicates	A	0.1	36.8	36.9
Markel Bermuda Limited	A	—	1.2	1.2
Munich Reinsurance America, Inc.	A+	—	3.4	3.4
National Indemnity Company	A++	3.2	224.5	227.7
National Union Fire Insurance Co of Pittsburgh	A	0.1	1.2	1.3
Partner Reinsurance Co of the US	A	—	1.5	1.5
Safety National Casualty Corporation	A+	—	2.0	2.0
St Paul Fire & Marine Insurance Company	A++	—	4.0	4.0
Swiss Reinsurance America Corporation	A+	0.1	8.8	8.9
Tokio Marine America Insurance Company (TMAIC) (US)	A++	0.1	6.4	6.5
Tokio Millenium Re AG	A+	—	2.8	2.8
XL Bermuda Ltd	A+	2.1	142.9	145.0
XL Reinsurance America Inc.	A+	—	1.3	1.3
All Other	Various	0.4	4.9	5.3
Total		$6.7	$504.4	$511.1

(1)	A.M. Best's highest financial strength ratings for insurance companies are “A++” and “A+” (Superior), “A” and “A-” (Excellent),
and “B++” and “B+” (Good).
We review the aging of our reinsurance recoverables on a quarterly basis and no material amounts due from our reinsurers have been written-off as uncollectible since our inception in 2000. At December 31, 2018, less than 0.5% of our reinsurance recoverables on paid losses were greater than 90 days overdue.
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
As of December 31, 2018, the total amortized cost of our investment portfolio was $2.7 billion and its fair value was $2.7 billion. These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.
While we oversee all of our investment activities, we employ independent investment managers (Investment Managers). Our Investment Managers follow our written investment guidelines based upon strategies approved by our Board of Directors and our asset allocation is reevaluated by management and reviewed by the Finance Committee of the Board of Directors on a quarterly basis. We also utilize our Investment Managers' investment advisory services to assist us in developing a tailored set of portfolio targets and objectives.
Additional information regarding our investment portfolio, including our approach to managing investment risk, is set forth under “Item 7 –Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations –Liquidity and Capital Resources –Investments” and “Item 7A –Quantitative and Qualitative Disclosures about Market Risk.”
Marketing and Distribution
We market our workers' compensation insurance products through independent local, regional, and national agents and brokers, through alternative distribution channels, including our largest partner ADP, Inc. (ADP) and national, regional, and local trade groups and associations, and direct-to-customer.
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
We had approximately 4,000 independent agencies that marketed and sold our insurance products at December 31, 2018. Independent agencies generated 76.7%, 72.8%, and 74.7% of in-force premiums at December 31, 2018, 2017, and 2016, respectively, and our largest agency generated two percent or less of our in-force premiums at each of December 31, 2018, 2017, and 2016.
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
Alternative distribution channels generated 23.1%, 21.6%, and 18.2% of our in-force premiums as of December 31, 2018, 2017, and 2016, respectively.
A significant concentration of our business is being generated by ADP. ADP is the largest payroll services provider in the United States servicing small and medium-sized businesses. As part of its services, ADP sells our workers' compensation insurance product along with its payroll and accounting services through its insurance agency and field sales staff primarily to small businesses. ADP generated 13.1%, 13.9%, and 12.0% of our in-force premiums as of December 31, 2018, 2017, and 2016, respectively. The majority of this business is written through ADP's small business unit, which has accounts of 1 to 50 employees. We pay ADP fees that are a percentage of premiums received for services provided through the ADP program.
Our relationship with ADP is non-exclusive; however, we believe we are a key partner of ADP for our selected markets and classes of business. Our agreement with ADP may be terminated at any time by either party without cause upon a 120 day notice.

Direct-to-Customer
To address the changing behaviors of small and micro-businesses, we recently launched Cerity Services, Inc. ("Cerity"), a subsidiary separate from our other insurance businesses, which offers digital, direct-to-customer workers' compensation insurance solutions. Cerity is based in Austin, Texas and began offering workers' compensation insurance in Illinois on January 23, 2019. Cerity focuses on a limited number of classes where we believe that customers prefer an online experience.
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
The workers' compensation sector continued to see average medical and indemnity claims costs increase, while the industry overall saw a decline in claim frequency in 2017, the most recent year for which industry data is available.
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
Pursuant to applicable insurance holding company laws, EICN is required to register with the Nevada DOI, ECIC is required to register with the California DOI, and EPIC and EAC are required to register with the Florida OIR. Additionally, EPIC and EAC are commercially domiciled in California and are required to register with the California DOI. Under these laws, the respective state insurance regulators may examine us at any time, require disclosure of material transactions, and require prior notice for, or approval of, certain transactions.
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
Under the Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These risk-based capital (RBC) requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model, known as the “Authorized Control Level” of RBC. At December 31, 2018, each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements.
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
We must establish and maintain reserves for our estimated losses and LAE. We establish loss reserves on our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured claims that have occurred, including claims that have occurred but have not yet been reported to us. Loss reserves are estimates of the ultimate cost of individual claims based on actuarial estimation techniques, are inherently uncertain, and do not represent an exact measure of liability. Additionally, any changes to our claims management and/or actuarial reserving processes could introduce volatility in our estimates of losses and LAE. Any changes in these estimates could be material and could have an adverse effect on our results of operations and financial condition during the period the changes are made.
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
Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, most significantly by the insurance regulators in California, Florida, and Nevada, the states in which our insurance subsidiaries are domiciled. Changes in laws and regulations could have a significant negative impact on our business. As of December 31, 2018, more than one-half of our in-force premiums were generated in California. Accordingly, we are particularly affected by regulation in California.
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
Workers' compensation insurance is statutorily provided for in all of the states in which we do business. State laws and regulations specify the form and content of policy coverage and the rights and benefits that are available to injured workers, their representatives, and medical providers. Additionally, any retrospective change in regulatorily required benefits could materially increase the benefits costs that we would be responsible for to the extent of the legislative increase. In “administered pricing” states, insurance rates are set by the state insurance regulators and are adjusted periodically. Rate competition is generally not permitted in these states. Of the states in which we currently operate, Florida, Wisconsin, and Idaho are administered pricing states. Additionally, we are exposed to the risk that other states in which we operate will adopt administered pricing laws.

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
Premiums are based on the particular class of business and our estimates of expected losses and LAE and other expenses related to the policies we underwrite. We analyze many factors when pricing a policy, including the policyholder's prior loss history and industry classification. Inaccurate information regarding a policyholder's past claims experience or inaccurate estimates of expected losses and LAE could put us at risk for mispricing our policies, which could have a material adverse effect on our business, financial condition, and results of operations. For example, when initiating coverage on a policyholder, we must rely on the information provided by the policyholder, agent, or the policyholder's previous insurer(s) to properly estimate future claims expense. In order to set premium rates accurately, we must utilize an appropriate pricing model that correctly assesses risks based on their individual characteristics and takes into account actual and projected industry characteristics.
We rely on statistical data models and analytics that leverages internal and external data.
We use models to help make decisions related to, among other things, underwriting, pricing, claims management, reserving, capital allocation, and investments. These models incorporate various assumptions and forecasts that are subject to inherent limitations of any statistical analysis as the historical internal and industry data and assumptions used in the models may not accurately reflect the future. As a result, actual results may differ materially from expectations and our results of operations and financial condition could be materially adversely affected.
As our industry becomes increasingly reliant on data analytics to improve pricing and be more targeted in marketing, our competitors may have better information or be more efficient in leveraging analytics than we are, which could put us at a competitive disadvantage.
Our concentration in California ties our performance to the business, economic, demographic, natural perils, competitive, and regulatory conditions in that state.
Our business is concentrated in California, where we generated 54% of our in-force premiums as of December 31, 2018. Accordingly, the loss environment and unfavorable business, economic, demographic, natural perils, competitive, and regulatory conditions in California could negatively impact our business.
Many California businesses are dependent on tourism revenues, which are, in turn, dependent on a robust economy. A downturn in the national economy or the economy of California, or any other event that causes deterioration in tourism, could adversely impact small businesses, such as restaurants, that we have targeted as customers. The departure from California or insolvency of a significant number of small businesses could also have a material adverse effect on our financial condition and results of operations. California is also exposed to climate and environmental changes, natural perils such as earthquakes, and susceptible to the possibility of pandemics or terrorist acts. Additionally, the workers' compensation industry has seen an increase in claims litigation in California, which could expose us to further liabilities beyond what are currently expected and included on our financials. Because of the concentration of our business in California, we may be exposed to losses and business, economic, and regulatory risks or risk from natural perils that are greater than the risks associated with companies with greater geographic diversification.
We rely on independent insurance agents and brokers.
We market and sell the majority of our insurance products through independent, non-exclusive insurance agents and brokers. These agents and brokers are not obligated to promote our products and can and do sell our competitors' products. In addition, these agents and brokers may find it easier to promote the broader range of programs of some of our competitors than to promote our single-line workers' compensation insurance products. Additionally, any changes in the distribution of our insurance products, including Cerity's direct-to-customer workers' compensation insurance offerings or other potential market disruptions, could negatively impact the relationship between us and our independent agents and brokers. The loss of a number of our independent agents and brokers or the failure or inability of these agents and brokers to successfully market our insurance programs could have a material adverse effect on our business, financial condition, and results of operations.
We rely on our relationship with our principal distribution partner.
We have an agreement with our principal distribution partner, ADP, to market and service our insurance products through its sales forces and insurance agencies. ADP generated 13.1% of our total in-force premiums as of December 31, 2018. Our agreement with ADP is not exclusive, and ADP may terminate the agreement without cause upon a 120-day notice. The termination of this agreement, our failure to maintain a good relationship with ADP, or its failure to successfully market our products may materially reduce our revenues and could have a material adverse effect on our results of operations. In addition, we are subject to the risk that ADP may face financial difficulties, reputational issues, or problems with respect to its own products and services, any of which may lead to decreased sales of our products and services. Moreover, if ADP consolidates or aligns itself with another company or changes its products that are currently offered with our workers' compensation insurance products, we may lose business or suffer decreased revenues.
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
Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. Our insurance subsidiaries are currently assigned a group letter rating of “A-” (Excellent), with a “positive” outlook, by A.M. Best, which is the rating agency that we believe has the most influence on our business. This rating is assigned to companies that, in the opinion of A.M. Best, have demonstrated an excellent overall performance when compared to industry standards. A.M. Best considers “A-” (Excellent) rated companies to have an excellent ability to meet their ongoing obligations to policyholders. This rating does not refer to our ability to meet non-insurance obligations.
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
At December 31, 2018, we had $511.1 million of reinsurance recoverables for paid and unpaid losses and LAE, of which $6.7 million was due to us on paid claims.
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
We could be liable for some or all of those ceded losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers party to such transaction. As of December 31, 2018, the estimated remaining liabilities subject to the LPT Agreement were $408.2 million. If we are unable to collect on these reinsurance recoverables, our financial condition and results of operations could be materially adversely affected.
The LPT Agreement requires each reinsurer to place assets supporting the payment of claims by them in individual trusts that require that collateral be held at a specified level. The collateralization level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we can require the reinsurers to contribute additional assets to maintain the required minimum level. The value of these assets at December 31, 2018 was $311.6 million. If the value of the collateral in the trusts drops below the required minimum level and the reinsurers are unable to contribute additional assets, we could be responsible for substituting a new reinsurer or paying those claims without the benefit of reinsurance. One of the reinsurers has collateralized its obligations under the LPT Agreement by placing shares of stock of a publicly held corporation in a trust. The other reinsurers have placed U.S. treasury and fixed maturity securities in trusts to collateralize their obligations to us. The value of this collateral is subject to market fluctuations.
The LPT Agreement provides us with the ability to commute any contract with the reinsurers to the LPT Agreement if the credit rating of any such reinsurer were to fall below “A-” (Excellent) as determined by A.M. Best.
Intense competition and the fact that we write only a single line of insurance could adversely affect our ability to sell policies at rates we deem adequate.
The market for workers' compensation insurance products is highly competitive. Competition in our business is based on many factors, including premiums charged, services provided, ease of doing business, financial ratings assigned by independent rating agencies, speed of claims payments, reputation, policyholder dividends, perceived financial strength, and general experience. In some cases, our competitors offer lower priced products than we do. If our competitors offer more competitive premiums, policyholder dividends, or payment plans, services or commissions to independent agents, brokers, and other distributors, we could lose market share, have to reduce our premium rates, or increase commission rates, which could adversely affect our profitability. We compete with regional and national insurance companies, professional employer organizations, third-party administrators, self-insured employers, and state insurance funds. Our main competitors vary from state to state, but are usually those companies that offer a full range of services in underwriting, loss control, and claims. We compete on the basis of the services that we offer to our policyholders and on ease of doing business rather than solely on price.
Many of our competitors are significantly larger and possess greater financial, marketing, and management resources than we do. Some of our competitors benefit financially by not being subject to federal income tax. Intense competitive pressure on prices can result from the actions of even a single large competitor. Competitors with more surplus than us have the potential to expand in our markets more quickly than we can and invest more heavily in new technologies. Greater financial resources also permit an insurer to gain market share through more competitive pricing, even if that pricing results in reduced underwriting margins or an underwriting loss.
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
Investment income is an important component of our revenue and net income. Our investment portfolio is managed by independent asset managers that operate under investment guidelines approved by our Board of Directors. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks that are beyond our control, including risks related to general economic conditions, interest rate fluctuations, and market volatility. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. These and other factors affect the capital markets and, consequently, the value of our investment portfolio.
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
The outlook for our investment income is dependent on the future direction of interest rates, maturity schedules, and cash flow from operations that is available for investment. The fair values of fixed maturity securities that are available-for-sale (AFS) fluctuate with changes in interest rates and cause fluctuations in our stockholders' equity. Any significant decline in our investment income or the value of our investments as a result of changes in interest rates, deterioration in the credit of companies or municipalities in which we have invested, decreased dividend payments, general market conditions, or events that have an adverse impact on any particular industry or geographic region in which we hold significant investments could have an adverse effect on our net income and, as a result, on our stockholders' equity and policyholder surplus.
The valuation of our investments, including the determination of the amount of impairments, includes estimates and assumptions and could result in changes to investment valuations that may adversely affect our financial condition and results of operations. Beginning on January 1, 2018, we are required to measure equity securities at fair value with changes in fair value recognized in net income, which causes increased volatility in our results of operations. Equity securities represented 7.3% of our total investment portfolio as of December 31, 2018. The use of internally developed valuation techniques may have a material effect on the estimated fair value amounts of our investments and our financial condition.
Additionally, we regularly review the valuation of our entire portfolio of fixed maturity investments, including the identification of other-than-temporary declines in fair value. The determination of the amount of impairments taken on our investments is based on our periodic evaluation and assessment of our investments and known and inherent risks associated with the various asset classes. There can be no assurance that we have accurately determined the level of other-than-temporary impairments reflected on our financial statements and additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.
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
A failure to effectively maintain, enhance and modernize our information technology systems, and effectively develop and deploy new technologies, could adversely affect our business.
Our success depends on our ability to maintain effective information technology systems, to enhance those systems to better support our business in an efficient and cost-effective manner and to develop new technologies and capabilities in pursuit of our long-term strategy. We have recently launched an initiative that is focused on developing new technologies and capabilities and enhancing our information technology infrastructure. Some technology development initiatives are long-term in nature, may negatively impact our expense ratios as we invest in the projects, may cost more than anticipated to complete, or may not be completed. Additionally, our technology initiatives may be more costly or time-consuming than anticipated, may not deliver the expected benefits upon completion, and/or may need to be replaced or become obsolete more quickly than expected, which could result in accelerated recognition of expenses. If we fail to maintain or enhance our existing information technology systems or if we were to experience failure in developing and implementing new technologies, our relationships, ability to do business with our clients and/or our competitive position may be adversely affected. We could also experience other adverse consequences, including additional costs or write-offs of capitalized costs, unfavorable underwriting and reserving decisions, internal control deficiencies, and information security breaches resulting in loss or inappropriate disclosure of data.
We rely on our information technology and telecommunication systems, including those of third parties that we outsource certain business functions to, and the failure of these systems or cyber-attacks on these systems could materially and adversely affect our business.
Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process and generate new and renewal business, provide customer service, administer and make payments on claims, facilitate collections, and automatically underwrite and administer the policies we write. The failure of any of our systems could interrupt our operations or materially impact our ability to evaluate and write new business. We outsource certain business functions to third parties and our information technology and telecommunications systems interface with and depend on third-party systems, which may expose us to increased risk related to data and information security. Additionally, we could experience service disruptions if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Any administrative or technical controls and other preventative actions we take or require such service providers to take to reduce the risk of cyber-attacks or system failures may be insufficient to prevent such attacks or other security breaches. Cyber-attacks resulting in a breach of security could jeopardize the privacy, confidentiality, and integrity of our data or our customers' data, which could harm our reputation and expose us to potential liability.
Certain events outside of our control, including cyber-attacks, natural catastrophes, or other failures or outages to information technology and telecommunications systems that we rely on, could render our systems inoperable such that we would be unable to service our agents, insureds, and injured workers, generate and service direct-to-customer business, or meet certain regulatory requirements. If such an event were to occur, there is no guarantee that our existing business continuity plans would be sufficient to restore our systems or secure our data within a reasonable timeframe and, our business, financial condition, and results of operations could be materially adversely affected.
Our industry is increasingly becoming subject to rapid changes in technology that may alter historical methods of doing business.
The insurance industry continues to be impacted by innovation, technological changes, and changing customer preferences, including the emergence of “InsurTech” companies and the deployment of new technologies based on artificial intelligence and machine learning that are becoming increasing competitive with and may disrupt more traditional business models. If we do not effectively anticipate and adapt to these changes it could limit our ability to compete, decrease the value of our insurance products to insureds and agents, and materially adversely affect our business and results of operations.
Our business could also be affected by technological changes in the industries that represent our target markets, including tasks/roles that are currently performed by people being replaced by automation, artificial intelligence, or other advances outside of our control, which could impact our insureds payrolls, upon which our premiums are based, and materially adversely affect our business and results of operations.
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
Our business is largely dependent on the efforts of our management because of its industry and technical expertise, knowledge of our markets, and relationships with the independent agents and brokers and partners that sell our products.
Our success depends in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting and claims personnel, and other skilled employees who are knowledgeable about our business. The current success of our business is dependent in significant part on the efforts of our executive officers. Many of our regional and local officers are also important to our operations because of their industry expertise, knowledge of our markets, and relationships with the independent agents and brokers who sell our products. We have entered into employment agreements with certain of our key executives. Currently, we maintain key man life insurance for our Chief Executive Officer. If we were to lose the services of members of our management team or key regional or local executives, we may be unable to find replacements satisfactory to us and our business. As a result, our operations may be disrupted and our financial performance and results of operations may be adversely affected.
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
State insurance laws, certain provisions of our charter documents, and Nevada corporation law could prevent or delay a change in control that could be beneficial to us and our stockholders.
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
Provisions of our amended and restated articles of incorporation and amended and restated by-laws could discourage, delay, or prevent a merger, acquisition, or other change in control of us, even if our stockholders might consider such a change in control to be favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect Directors and take other corporate actions. In particular, our amended and restated articles of incorporation and amended and restated by-laws currently include provisions:

•	dividing our Board of Directors into classes until the 2021 stockholder meeting;

•	eliminating the ability of our stockholders to call special meetings of stockholders;

•	permitting our Board of Directors to issue preferred stock in one or more series;

•	imposing advance notice requirements for nominations for election to our Board of Directors and/or for proposing matters that can be acted upon by stockholders at the stockholder meetings; and

•	prohibiting stockholder action by written consent, thereby limiting stockholder action to that taken at an annual or special meeting of our stockholders.
These provisions may make it difficult for stockholders to replace Directors and could have the effect of discouraging a future takeover attempt that is not approved by our Board of Directors, but which stockholders might consider favorable. Additionally, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock.
Corporate taxes.
We are subject to U.S. federal and various state taxes and our provision for income taxes, our recorded tax liabilities and net deferred tax assets, including any valuation allowances, are recorded based on estimates. These estimates require us to make significant judgments regarding a number of factors including, among others, the applicability of various federal and state laws, the interpretations given to those tax laws by taxing authorities, courts and by us, the timing of future income and deductions, and our expected levels and sources of future taxable income. Any changes in tax laws and/or interpretations of tax laws could significantly change our estimates of the amount of future tax liabilities and/or benefits or deductions expected to be available to us in future periods. Any changes to our prior estimates would be reflected in the current period and could have a materially adverse effect on our financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of February 1, 2019, we leased 225,274 square feet of office space in 7 states, including our principal executive offices located in Reno, Nevada. We believe that our existing office space is adequate for our current needs. We will continue to enter into or exit lease agreements to address future space requirements, as necessary.
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
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “EIG.” There were 897 registered holders of record as of February 14, 2019.
We currently expect that quarterly cash dividends will continue to be declared and paid to our stockholders in the future; however, any determination to declare and pay additional or future dividends will be at the discretion of our Board of Directors and will be dependent upon:

•	the surplus and earnings of our insurance subsidiaries and their ability to pay dividends and/or other statutorily permissible payments to their parent;

•	our results of operations and cash flows;

•	our financial position and capital requirements;

•	general business conditions;

•	any legal, tax, regulatory, and/or contractual restrictions on the payment of dividends; and

•	any other factors our Board of Directors deems relevant.
Issuer Purchases of Equity Securities
The following table provides information with respect to the Company's repurchases of its common stock during the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
October 1 – October 31, 2018	—	$—	—	$49.6
November 1 – November 30, 2018	—	—	—	49.6
December 1 – December 31, 2018	102,531	41.06	102,531	45.4
Total	102,531	$41.06	102,531

(1)	Includes fees and commissions paid on stock repurchases.

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

Performance Graph
The following information compares the cumulative total return on $100 invested in the common stock of EHI, ticker symbol EIG, for the period commencing at the close of market on December 31, 2013 and ending on December 31, 2018 with the cumulative total return on $100 invested in each of the Standard and Poor's (S&P) 500 Index (S&P 500) and the Standard and Poor's 500 Property-Casualty Insurance Index (S&P P&C Insurance Index). The calculation of cumulative total return assumes the reinvestment of dividends. The following graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

Employers Holdings, Inc.
Cumulative Total Return Performance

	Period Ending
	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Employers Holdings, Inc.	$100.00	$75.13	$88.08	$129.35	$147.12	$141.73
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
S&P 500 P&C Insurance Index	100.00	115.74	126.77	146.68	179.52	171.10

Item 6. Selected Financial Data
The following selected historical consolidated financial data should be read in conjunction with ''Item 7–Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations'' and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2018	2017	2016	2015	2014
Income Statement Data	(in millions, except per share amounts and ratios)
Revenues:
Net premiums earned	$731.1	$716.5	$694.8	$690.4	$684.5
Net investment income	81.2	74.6	73.2	72.2	72.4
Net realized and unrealized (losses) gains on investments	(13.1)	7.4	11.2	(10.7)	16.3
Gain on redemption of notes payable	—	2.1	—	—	—
Other income	1.2	0.8	0.6	0.2	0.3
Total revenues	800.4	801.4	779.8	752.1	773.5
Total expenses	630.9	657.4	639.1	652.7	666.9
Net income before income taxes	169.5	144.0	140.7	99.4	106.6
Income tax expense	28.2	42.8	34.0	5.0	5.9
Net income	$141.3	$101.2	$106.7	$94.4	$100.7
Earnings per common share:
Basic	$4.30	$3.11	$3.29	$2.94	$3.19
Diluted	4.24	3.06	3.24	2.90	3.14
Selected Operating Data
Gross premiums written(1)	$748.9	$729.7	$701.4	$697.7	$697.7
Net premiums written(2)	$742.8	$723.7	$694.6	$689.3	$687.6
Net income before impact of the LPT Agreement(3)(4)(5)	$126.7	$89.6	$90.1	$74.0	$45.7
Earnings per common share before impact of the LPT Agreement(5)
Basic	$3.85	$2.76	$2.78	$2.31	1.45
Diluted	3.80	2.71	2.73	2.27	1.43
Cash dividends declared per common share	0.80	0.60	0.36	0.24	0.24

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data	(in millions)
Cash and cash equivalents	$101.4	$73.3	$67.2	$56.6	$103.6
Total investments	2,727.7	2,677.7	2,552.6	2,487.2	2,448.4
Reinsurance recoverable on paid and unpaid losses	511.1	544.2	588.7	635.9	680.2
Total assets	3,919.2	3,840.1	3,773.4	3,755.8	3,769.7
Unpaid losses and loss adjustment expense	2,207.9	2,266.1	2,301.0	2,347.5	2,369.7
Unearned premiums	336.3	318.3	310.3	308.9	310.8
Deferred Gain(3)(4)	149.6	163.6	174.9	189.5	207.0
Notes payable	20.0	20.0	32.0	32.0	92.0
Total liabilities	2,901.0	2,892.4	2,932.8	2,995.0	3,082.9
Total stockholders' equity	1,018.2	947.7	840.6	760.8	686.8
Other Financial Data
Total stockholders' equity including Deferred Gain(3)(4)(6)	$1,167.8	$1,111.3	$1,015.5	$950.3	$893.8

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
The table below shows the reconciliation of net income to net income before impact of the LPT Agreement for the periods presented:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in millions)
Net income	$141.3	$101.2	$106.7	$94.4	$100.7
Less amortization of the Deferred Gain related to losses	9.9	9.3	9.7	9.5	11.2
Less amortization of the Deferred Gain related to contingent commission	2.0	2.0	2.0	1.9	1.9
Less impact of LPT Reserve Adjustments(a)	2.2	—	3.1	6.4	31.1
Less impact of LPT Contingent Commission Adjustments(b)	0.5	0.3	1.8	2.6	10.8
Net income before impact of the LPT Agreement	$126.7	$89.6	$90.1	$74.0	$45.7

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

(b)
Any adjustment to the contingent profit commission under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred on our Consolidated Statements of Comprehensive Income, such that the Deferred Gain reflects the balance that would have existed had the revised contingent profit commission been recognized at the inception of the LPT Agreement (LPT Contingent Commission Adjustment). (See Note 2 in the Notes to our Consolidated Financial Statements.)

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
The table below shows the reconciliation of Total stockholders' equity to Total stockholders' equity including the Deferred Gain for the periods presented:

	As of December 31,
	2018	2017	2016	2015	2014
	(in millions)
Total stockholders' equity	$1,018.2	$947.7	$840.6	$760.8	$686.8
Deferred Gain	149.6	163.6	174.9	189.5	207.0
Total stockholders' equity including the Deferred Gain	$1,167.8	$1,111.3	$1,015.5	$950.3	$893.8

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
Overview
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to select, small businesses in low to medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance in 44 states and the District of Columbia, with a concentration in California, where over one-half of our business is generated. Our revenues are primarily comprised of net premiums earned, net investment income, and net realized gains on investments.
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
Pricing on our renewals showed an overall price decrease of 11.8% for the year ended December 31, 2018, versus the rate level in effect on such business a year earlier. We believe that we can continue to write attractive business due to favorable loss costs and frequency trends and the success of our accelerated claims initiatives, despite the competitive market conditions we currently face. Given the strength of our balance sheet, the execution of our underwriting, claims, and investment strategies, we believe that we are well positioned for the current market cycle.
On August 11, 2017, we entered into a stock purchase agreement (Purchase Agreement), as amended on October 25, 2018, with Partner Reinsurance Company of the U.S. (PRUS) with respect to the acquisition (Acquisition) of all of the outstanding shares of capital stock of PartnerRe Insurance Company of New York (PRNY). The purchase price is equal to the sum of: (i) the amount of statutory capital and surplus of PRNY at closing (which is currently estimated to be approximately $40.0 million); and (ii) $5.8 million. We expect to fund the Acquisition with cash on hand.
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

	December 31,
	2018	2017
	(in millions)
GAAP stockholders' equity	$1,018.2	$947.7
Deferred reinsurance gain–LPT Agreement	149.6	163.6
Less: Accumulated other comprehensive (loss) income, net(1)	(13.7)	107.4
Adjusted stockholders' equity(2)	$1,181.5	$1,003.9

(1)	The adoption of ASU no. 2016-01 resulted in a $74.0 million reclassification adjustment from Accumulated other comprehensive income, net to Retained earnings as of January 1, 2018.

(2)	Adjusted stockholders' equity is a non-GAAP measure consisting of total GAAP stockholders' equity plus the Deferred Gain, less Accumulated other comprehensive (loss) income, net.
Our net income was $141.3 million, $101.2 million, and $106.7 million in 2018, 2017, and 2016, respectively, and our underwriting income was $101.7 million, $68.0 million, and $57.3 million for the same periods, respectively. The key factors that affected our financial performance during the previous two years included:

•	Losses and LAE decreased 10% in 2018 and only slightly in 2017, each compared to the previous year;

•	Underwriting and other operating expenses increased 13% in 2018 and 3% in 2017, each compared to the previous year;

•	Net realized and unrealized (losses) gains on investments of $(13.1) million, $7.4 million, and $11.2 million in 2018, 2017, and 2016, respectively; and

•
Income tax expense was $28.2 million ($28.6 million excluding the impact of the enactment of Tax Cuts and Jobs Act on December 22, 2017 (Enactment)), $42.8 million ($35.8 million excluding the impact of the Enactment, and $34.0 million in 2018, 2017, and 2016, respectively.

We continue to execute a number of ongoing business initiatives, including: focusing on internal and customer-facing business process excellence; offering quotes and insurance coverage directly to customers through a desktop and mobile-friendly platform; accelerating the settlement of open claims; diversifying our risk exposure across geographic markets; utilizing a multi-company pricing platform; utilizing territory-specific pricing; development and implementation of new technologies to transform the way insurance agents utilize digital capabilities; and leveraging data-driven strategies to target, price, and underwrite profitable classes of business across all of our markets.
The following items were included in our 2018 results of operations: (1) favorable prior year accident year loss development of $66.2 million, including $65.5 million of favorable development on our voluntary business and $0.7 million of favorable development on our assigned risk business, which decreased our losses and LAE by the same amount; (2) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $2.2 million LPT Reserve Adjustment; (3) an increase in the contingent commission receivable under the LPT Agreement, which resulted in a $0.5 million cumulative adjustment to the Deferred Gain, and reduced our losses and LAE by the same amount (LPT Contingent Commission Adjustment); and (4) the inclusion of $25.6 million in net unrealized losses on equity securities during the period (unrealized gains and losses on equity securities were not included in net income during the comparable 2017 and 2016 periods). Collectively, these items increased our net income before taxes by $43.3 million. Additionally, our income tax expense was favorably impacted by the Tax Cuts and Jobs Act which reduced the statutory tax rate from 35% to 21% beginning in 2018.
The following items were included in our 2017 results of operations: (1) favorable prior year accident year loss development of $18.5 million, including $17.4 million of favorable development on our voluntary business and $1.1 million of favorable development on our assigned risk business, which decreased our losses and LAE by the same amount; (2) a write-off of $7.5 million of previously capitalized costs relating to the development of information technology capabilities that had not yet been placed in service (See –Other expenses); (3) a $7.0 million increase in our income tax expense resulting from a reduction of our net deferred tax asset resulting from Enactment, which reduced the statutory rate from 35% to 21% beginning in 2018 (See –Income tax expense); and (4) an increase in the contingent commission receivable under the LPT Agreement, which resulted in a $0.3 million cumulative adjustment to the Deferred Gain, and reduced our losses and LAE by the same amount (LPT Contingent Commission Adjustment). Collectively, these items increased our net income before taxes by $11.3 million and increased our income tax expense by $7.0 million for the year ended December 31, 2017.

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
The components of net income are set forth in the following table:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Gross premiums written	$748.9	$729.7	$701.4
Net premiums written	$742.8	$723.7	$694.6

Net premiums earned	$731.1	$716.5	$694.8
Net investment income	81.2	74.6	73.2
Net realized and unrealized (losses) gains on investments	(13.1)	7.4	11.2
Gain on redemption of notes payable	—	2.1	—
Other income	1.2	0.8	0.6
Total revenues	800.4	801.4	779.8

Losses and LAE	376.7	417.2	417.9
Commission expense	94.2	91.4	83.5
Underwriting and other operating expenses	158.5	139.9	136.1
Interest and financing expenses	1.5	1.4	1.6
Other expense	—	7.5	—
Total expenses	630.9	657.4	639.1
Income tax expense	28.2	42.8	34.0
Net income	$141.3	$101.2	$106.7
Less amortization of the Deferred Gain related to losses	9.9	9.3	9.7
Less amortization of the Deferred Gain related to contingent commission	2.0	2.0	2.0
Less impact of LPT Reserve Adjustments(1)	2.2	—	3.1
Less impact of LPT Contingent Commission Adjustments(2)	0.5	0.3	1.8
Net income before impact of the LPT Agreement(3)	$126.7	$89.6	$90.1

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

We present net income before impact of the LPT Agreement because we believe that it is an important supplemental measure of our ongoing operating performance to be used by analysts, investors and other interested parties in evaluating us. The LPT Agreement was a non-

recurring transaction, under which the Deferred Gain does not affect our ongoing operations, and, consequently, we believe this presentation is useful in providing a meaningful understanding of our operating performance. In addition, we believe this non-GAAP measure, as we have defined it, is helpful to our management in identifying trends in our performance because the excluded item has limited significance in our current and ongoing operations.
Gross Premiums Written
Gross premiums written were $748.9 million, $729.7 million, and $701.4 million for the years ended December 31, 2018, 2017, and 2016, respectively. The increase in 2018 was primarily due to increases in new business premiums written, partially offset by declines in renewal business premiums. The increase in new business premiums was primarily driven by higher policy counts and payroll exposure, partially offset by decreases in average rates. The increase in 2017 was primarily due to increases in new business premiums written and final audit premiums, partially offset by declines in renewal business premium, year-over-year. Final audit premiums increased $10.8 million in 2017, compared to 2016, positively impacted by California Assembly Bill 2883 (AB 2883), which limited certain officers' payroll from being excluded from the calculation of premiums effective January 1, 2017. In October 2017, California passed Senate Bill 189 (SB 189), which expanded the scope of employees that qualify for these exclusions. SB 189 went into effect on July 1, 2018 and reversed some of the benefits of AB 2883 in 2018.
Net Premiums Written
Net premiums written were $742.8 million, $723.7 million, and $694.6 million for the years ended December 31, 2018, 2017, and 2016, respectively, which included $6.1 million, $6.0 million, and $6.8 million of reinsurance premiums ceded, respectively. The decrease in reinsurance premiums ceded from 2016 to 2017 reflects the increase in our retention on a per occurrence basis under our excess of loss reinsurance program compared to earlier periods.
Net Premiums Earned
Net premiums earned were $731.1 million, $716.5 million, and $694.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. Net premiums earned are primarily a function of the amount and timing of net premiums previously written.
The following table shows the percentage change in our in-force premiums, policy count, average policy size, and payroll exposure upon which our premiums are based as of December 31, 2018 and 2017, respectively, overall, for California, where 54% of our premiums were generated, and for all other states, excluding California:

	Percentage Change 2018 Over 2017			Percentage Change 2017 Over 2016
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	6.3%	2.2%	11.4%	1.3%	0.3%	2.7%
In-force policy count	7.0	3.5	10.2	0.8	(3.7)	5.2
Average in-force policy size	(0.7)	(1.2)	1.1	0.5	4.1	(2.4)
In-force payroll exposure	22.0	24.4	20.5	3.1	5.7	1.5
Net Investment Income and Net Realized and Unrealized (Losses) Gains on Investments
We invest in fixed maturity securities, equity securities, short-term investments, and cash equivalents. Net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities, less bank service charges and custodial and portfolio management fees. We have established a high quality/short duration bias in our investment portfolio.
Net investment income was $81.2 million, $74.6 million, and $73.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. The increase in 2018 was primarily due to an increase in the pre-tax yield on invested assets. The average pre-tax book yield on our invested assets was 3.4%, 3.1%, and 3.1% at December 31, 2018, 2017, and 2016, respectively. The average tax-equivalent yield on our invested assets (which adjusts the book yield of our investments in tax-advantaged securities to an equivalent pre-tax book yield) was 3.5%, 3.5%, and 3.6% as of the same dates, respectively.
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
Net realized and unrealized (losses) gains on investments were $(13.1) million, $7.4 million, and $11.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. Net realized and unrealized losses on investments in 2018 included $25.6 million of unrealized losses on equity securities, partially offset by $12.5 million of net realized gains on investments. The unrealized losses on equity securities for the year ended December 31, 2018 were primarily the result of volatility in equity markets. Realized gains were primarily related to the sale of fixed maturity and equity securities, resulting from a rebalancing of our investment portfolio, partially offset by $3.3 million in other-than-temporary impairments of certain fixed maturity securities due to our intent to sell the securities. Net realized gains on investments in 2017 were primarily related to sales of municipal securities, whose proceeds were reinvested in taxable fixed maturity securities, and sales of equity securities as part of a routine rebalancing of our equity portfolio. Those gains were partially offset by $1.4 million in other-than temporary impairments of certain fixed maturity and equity securities due to our intent to sell those securities and/or the severity and duration of the change in fair value of those securities. Net realized gains on investments in 2016 were primarily the result of the sale of equity securities as part of a routine rebalancing of our equity portfolio to meet cash needs at the holding company, and to provide cash to support the internal restructuring of our insurance subsidiaries. Those gains were partially offset by $5.8 million in other-than-temporary impairments of certain equity securities due to our intent to sell those securities, and the downturn in the energy sector during that year. Additional information regarding our Investments is set forth under “–Liquidity and Capital Resources–Investments” and Note 6 in the Notes to our Consolidated Financial Statements.
Other Income
Other income consists of net gains on fixed assets, non-investment interest, installment fee revenue, and other miscellaneous income. Other income was $1.2 million, $0.8 million, and $0.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Losses and LAE, Commission Expenses, and Underwriting and Other Operating Expenses
The following table presents our calendar year combined ratios.

	Years Ended December 31,
	2018	2017	2016
Loss and LAE ratio	51.5%	58.2%	60.1%
Underwriting and other operating expenses ratio	21.7	19.5	19.7
Commission expense ratio	12.9	12.8	12.0
Combined ratio	86.1%	90.5%	91.8%
We include all of the operating expenses of our holding company in the calculation of our combined ratio, which added approximately two percentage points to that ratio in each of the years ended December 31, 2018, 2017, and 2016.
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) continued to decrease year-over-year in 2018 and 2017; however, in 2018, we saw an upward movement in medical and indemnity costs per claim that is reflected in our current accident year loss estimate. Total claims costs have also been reduced by cost savings associated with increased claims settlement activity that continued through 2018. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. We assume that increasing medical and indemnity cost trends will continue to impact our long-term claims costs and current accident year loss estimate, which may be offset by rate increases. Additional information regarding our reserves for losses and LAE is set forth under “–Critical Accounting Policies–Reserves for Losses and LAE.”
Overall, losses and LAE were $376.7 million, $417.2 million, and $417.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. The decrease in our losses and LAE from 2017 to 2018 was primarily attributable to favorable prior accident year loss development of $66.2 million, which included $65.5 million of favorable development on our voluntary risk business and $0.7 million of favorable development related to our assigned risk business. The decrease in our losses and LAE from 2016 to 2017 was primarily due to a lower current accident year loss estimate year-over-year. Net favorable prior accident year loss development in 2017 and 2016 was $18.5 million and $18.4 million, respectively, which included $17.4 million and $17.0 million of favorable development on our voluntary risk business, respectively, and $1.1 million and $1.4 million of favorable development related to our assigned risk business, respectively. Favorable prior accident year loss development in each period was the result of our determination that adjustments were necessary to reflect observed favorable paid loss trends in each of these years. Paid loss trends have been impacted by our internal initiatives to reduce loss costs, including the accelerated claims settlement activity that began in 2014 and have continued through 2018. Additionally, there were favorable LPT Reserve Adjustments of $2.2 million and $3.1 million that decreased losses and LAE by those amounts for the years ended December 31, 2018 and 2016, respectively. There were no LPT Reserve Adjustments in 2017.
Our current accident year loss ratio estimates were 62.6%, 62.4%, and 65.2% for the years ended December 31, 2018, 2017, and 2016, respectively. The slight increase in our current accident year loss estimate in 2018, compared to 2017, reflects the impact of rate decreases in many of the states in which we operate, largely offset by the continued impact of key business initiatives, including: an emphasis on the accelerated settlement of open claims; diversifying our risk exposure across geographic markets; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets. The current accident year loss estimate for the year ended December 31, 2016 included the impact of $6.5 million in large losses recognized during that year, which increased the current accident year loss estimate for the year ended December 31, 2016.
Excluding the impact from the LPT Agreement, losses and LAE would have been $391.3 million, $428.8 million, and $434.5 million, or 53.5%, 59.8%, and 62.5% of net premiums earned, for the years ended December 31, 2018, 2017, and 2016, respectively.
The table below reflects prior accident year loss and LAE reserve adjustments and the impact of the LPT on net income before taxes.

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Prior accident year favorable development, net	$66.2	$18.5	$18.4
Amortization of the Deferred Gain related to losses	$9.9	$9.3	$9.7
Amortization of the Deferred Gain related to contingent commission	2.0	2.0	2.0
Impact of LPT Reserve Adjustments	2.2	—	3.1
Impact of LPT Contingent Commission Adjustments	0.5	0.3	1.8
Total impact of the LPT	14.6	11.6	16.6
Total losses and LAE reserve adjustments	$80.8	$30.1	$35.0
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
Our underwriting and other operating expenses ratio was 21.7%, 19.5%, and 19.7%, and our underwriting and other operating expenses were $158.5 million, $139.9 million, and $136.1 million for the years ended December 31, 2018, 2017, and 2016, respectively. During the year ended December 31, 2018, our compensation-related expenses increased $8.5 million, our professional fees increased $5.6 million, our bad debt expense increased $1.4 million, and our premium tax and assessments increased $1.4 million, each as compared to 2017. These increases were largely the result of our aggressive development and implementation of new digital technologies and capabilities. During the year ended December 31, 2017, our compensation-related expenses increased $2.6 million and professional fees increased $1.9 million, partially offset by a $0.7 million decrease in our premium taxes and assessments, each as compared to 2016.
Commission Expense Ratio.
Commission expenses include direct commissions to our agents and brokers, including our partnerships and alliances, for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.
Our commission expense ratio was 12.9%, 12.8%, and 12.0%, and our commission expenses were $94.2 million, $91.4 million, and $83.5 million for the years ended December 31, 2018, 2017, and 2016, respectively. The increases in the commission expense ratios for 2018 and 2017, compared to 2016, were primarily the result of increased levels of agency incentive commissions and an increase in the percentage of business produced by our partnerships and alliances for those years, which are subject to a higher commission rate.
Other Expenses
We actively invest in technology and systems across our business with a view toward maximizing efficiency, facilitating customer self-service, and creating increased capacity that will allow us to lower our expense ratios while growing premiums.
In 2017, we wrote-off $7.5 million of previously capitalized costs relating to the development of information technology capabilities that had not yet been placed in service. This charge was the result of our continual evaluation of ongoing technology initiatives.
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
Income tax expense was $28.2 million ($28.6 million excluding the impact of Enactment), $42.8 million ($35.8 million excluding the impact of Enactment), and $34.0 million for the years ended December 31, 2018, 2017, and 2016, respectively, representing effective tax rates of 16.6% (16.8% excluding the impact of Enactment), 29.7% (24.9% excluding the impact of Enactment), and 24.2% for the years ended December 31, 2018, 2017, and 2016, respectively.
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
Tax-advantaged investment income, LPT Contingent Commission Adjustments, Deferred Gain amortization and certain other adjustments reduced our income tax expense computed at a statutory rate of 21% for 2018 and 35% for 2017 and 2016 by $7.4 million, $14.6 million, and $15.3 million for the years ended December 31, 2018, 2017, and 2016, respectively. For the year ended December 31, 2017, the reductions were partially offset by a $7.0 million increase in our income tax expense due to the re-evaluation of our deferred tax assets and liabilities as of the date of Enactment. For the year ended December 31, 2017, we were required to base certain of our income tax estimates and assumptions on incomplete information and/or preliminary interpretations of the effects of Enactment. As a result, we made an adjustment of $(0.4) million to our income tax expense due to a further evaluation of our deferred tax assets and liabilities during the year ended December 31, 2018.
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
Our insurance subsidiaries' ability to pay dividends to their parent is based on reported capital, surplus, and dividends paid within the prior 12 months. For 2019, the maximum dividend that may be paid by EPIC without prior regulatory approval is $19.0 million. EICN can pay $2.1 million of dividends through January 25, 2019, and $19.8 million thereafter, without prior regulatory approval; ECIC can pay $8.8 million of dividends through September 5, 2019, and $57.2 million thereafter, without prior regulatory approval; and EAC can pay $0.9 million of dividends through May 18, 2019, and $19.8 million thereafter, without prior regulatory approval.

Total cash and investments at the holding company were $129.6 million at December 31, 2018, consisting of $41.3 million of cash and cash equivalents, $25.0 million of short-term investments, $24.6 million of fixed maturity securities, and $38.7 million of equity securities. We do not currently have a revolving credit facility because we currently believe that the holding company's cash needs for the foreseeable future will be met with its cash and investments on hand, as well as dividends available from our insurance subsidiaries.
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
Total cash and investments held by our operating subsidiaries was $2,700.1 million at December 31, 2018, consisting of $60.7 million of cash, cash equivalents, and restricted cash, $2,471.8 million of fixed maturity securities, and $167.6 million of equity securities. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of December 31, 2018 consisted of $59.5 million of cash and cash equivalents, $161.2 million of publicly-traded equity securities whose proceeds are available within three business days, and $1,405.4 million of highly liquid fixed maturity securities whose proceeds are available within three business days. We believe that our subsidiaries' liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
Each of our insurance subsidiaries is a member of the Federal Home Loan Bank of San Francisco (FHLB). Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis. Currently, none of our subsidiaries has advances outstanding under the FHLB facility.
FHLB membership also allows our insurance subsidiaries access to Letter of Credit Agreements and on March 9, 2018, ECIC, EPIC, and EAC entered into Letter of Credit Agreements with the FHLB. The Letter of Credit Agreements are between the FHLB and each of EAC, in the amount of $40.0 million, ECIC, in the amount of $50.0 million, and EPIC, in the amount of $50.0 million. The Letter of Credit Agreements became effective March 9, 2018 and expire March 31, 2019. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times (See Note 11).
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
Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The amount of capital in our insurance subsidiaries is maintained relative to standardized capital adequacy measures such as risk-based capital (RBC), as established by the National Association of Insurance Commissioners. The RBC standard was designed to provide a measure by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of RBC. Each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements that correspond to any level of regulatory action at December 31, 2018.
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $867.7 million and $1,009.7 million were on deposit at each of December 31, 2018 and 2017, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $140.0 million of securities on deposit at December 31, 2018.
Certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $23.2 million and $24.5 million at December 31, 2018 and 2017, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.

The table below shows our net cash flows. For additional information regarding our cash flows, see Item 8, Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2018	2017	2016
Cash, cash equivalents, and restricted cash provided by (used in):	(in millions)
Operating activities	$180.2	$142.3	$122.8
Investing activities	(119.6)	(112.8)	(87.5)
Financing activities	(32.9)	(26.0)	(23.6)
Increase in cash, cash equivalents, and restricted cash	$27.7	$3.5	$11.7
Operating Activities
Net cash provided by operating activities in 2018 included net premiums received of $745.9 million and investment income received of $91.1 million. These operating cash inflows were partially offset by net claims payments of $416.4 million, underwriting and other operating expenses paid of $142.1 million, and commissions paid of $92.6 million.
Net cash provided by operating activities in 2017 included net premiums received of $702.4 million and investment income received of $90.0 million. These operating cash inflows were partially offset by net claims payments of $419.2 million, underwriting and other operating expenses paid of $123.6 million, and commissions paid of $84.6 million.
Net cash provided by operating activities in 2016 included net premiums received of $694.9 million and investment income received of $87.8 million. These operating cash inflows were partially offset by net claims payments of $433.7 million, underwriting and other operating expenses paid of $125.8 million, and commissions paid of $84.2 million.
Investing Activities
Net cash used in investing activities in 2018, 2017, and 2016 was primarily related to the investment of premiums received and the reinvestment of funds from maturities, redemptions, and interest income. These investing cash outflows were partially offset by investment sales whose proceeds were used to fund claims payments, underwriting and other operating expenses, stockholder dividend payments, and for common stock repurchases during 2018 and 2016.
Financing Activities
Net cash used in financing activities in 2018 included common stock repurchases and stockholder dividend payments.
Net cash used in financing activities in 2017 included stockholder dividend payments and the purchase of a note payable.
Net cash used in financing activities in 2016 was primarily related to common stock repurchases and payments of stockholder dividends, partially offset by net proceeds from stock-based compensation, mainly proceeds from exercises of stock options.
Dividends. Dividends paid to stockholders were $26.7 million, $19.7 million, and $11.5 million in 2018, 2017, and 2016, respectively. The declaration and payment of future dividends to common stockholders will be at the discretion of our Board of Directors and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors our Board of Directors deems relevant. On February 20, 2019, the Board of Directors declared a $0.22 dividend per share, payable March 20, 2019, to stockholders of record on March 6, 2019.
Share Repurchases. On February 21, 2018, the Board of Directors authorized a share repurchase program for repurchases of up to $50.0 million of the Company's common stock (the 2018 Program). The 2018 Program provides that shares may be purchased at prevailing market prices from February 26, 2018 through February 26, 2020 through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2018 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time. Through December 31, 2018, we repurchased a total of 112,528 shares of common stock under the 2018 Program at an average price of $40.95 per share, including commissions, for a total cost of $4.6 million. As of December 31, 2018, we had a remaining common stock repurchase authorization of $45.4 million under the 2018 Program. See Item 5, Issuer Purchases of Equity Securities.
Capital Resources
As of December 31, 2018, the capital resources available to us consisted of: (i) $20.0 million in surplus notes maturing in 2034; (ii) $1,018.2 million of stockholders' equity; and (iii) the $149.6 million Deferred Gain.

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
In 2017, EHI purchased one of EPIC's outstanding notes payable in the amount of $12.0 million for $9.9 million, resulting in a $2.1 million gain. As a result of EHI's purchase of the note, it was no longer considered outstanding on a consolidated basis as of December 31, 2017. The note was formally redeemed and retired by EPIC in May 2018.
Stockholders' Equity. The following table summarizes our beginning and ending stockholders' equity balance and the changes thereto for each of the years ended December 31, 2018, 2017, and 2016:

	December 31,
	2018	2017	2016
	(in millions)
Beginning Balance	$947.7	$840.6	$760.8
Stock-based obligations	9.4	6.9	5.8
Stock options exercised	1.1	6.0	9.6
Shares withheld to satisfy minimum tax withholdings for certain stock-based obligations	(2.9)	(2.2)	(0.6)
Grant date fair value adjustment	—	(0.2)	—
Acquisition of common stock	(4.6)	—	(21.1)
Dividends declared	(26.7)	(19.7)	(11.5)
Net income for the year	141.3	101.2	106.7
Change in net unrealized (losses) gains on investments, net of taxes	(47.1)	15.1	(9.1)
Ending Balance	$1,018.2	$947.7	$840.6
Deferred Gain. The Deferred Gain, which totaled $149.6 million and $163.6 million as of December 31, 2018 and 2017, respectively, reflects the unamortized gain from the LPT Agreement. See Note 2 in the Notes to our Consolidated Financial Statements.
Contractual Obligations and Commitments. The following table identifies our long-term debt and contractual obligations as of December 31, 2018.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$22.5	$5.3	$7.3	$3.7	$6.2
Non-cancellable contracts	18.8	5.9	6.7	6.2	—
Notes payable(1)	41.4	1.4	2.7	2.7	34.6
Capital leases	0.9	0.3	0.5	0.1	—
Unpaid losses and LAE reserves(2)(3)	2,207.9	370.4	480.2	288.7	1,068.6
Unfunded investments	50.0	50.0	—	—	—
Total contractual obligations	$2,341.5	$433.3	$497.4	$301.4	$1,109.4

(1)	Notes payable includes payments of the principal and estimated interest expense on our surplus notes outstanding based on LIBOR plus a margin. The interest rates used ranged from 6.8% to 6.9%.

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

(3)	The unpaid losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which were as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables on unpaid losses and LAE	$(504.4)	$(27.4)	$(52.0)	$(49.2)	$(375.8)
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total return; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance.
As of December 31, 2018, the total amortized cost of our investments recorded at fair value was $2,670.6 million and its fair value was $2,721.3 million. These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.
We also have a $6.4 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our Investment Managers follow our written investment guidelines based upon strategies approved by our Board of Directors and our asset allocation is reevaluated by management and reviewed by the Finance Committee of the Board of Directors on a quarterly basis. We also utilize our Investment Managers' investment advisory services to assist us in developing a tailored set of portfolio targets and objectives.
As of December 31, 2018, our investment portfolio consisted of 92% fixed maturity securities. We strive to limit the interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.1 at December 31, 2018. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “A+,” using ratings assigned by S&P. Our fixed maturity securities portfolio had a weighted average quality of “AA-” as of December 31, 2018, with 50.5% of the portfolio rated “AA” or better, based on market value. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
We also have a portfolio of equity securities, which we record at fair value. We strive to limit the exposure to equity price risk associated with equity securities by diversifying our holdings across several industry sectors. Equity securities represented 7% of our investment portfolio at December 31, 2018.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average book yield, and the average tax equivalent yield (each based on the book value of each category of invested assets) as of December 31, 2018.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield(1)
	(in millions, except percentages)
U.S. Treasuries	$106.4	3.9%	2.2%	2.2%
U.S. Agencies	11.4	0.4	4.3	4.3
States and municipalities	528.0	19.4	3.3	3.9
Corporate securities	1,090.4	40.1	3.3	3.3
Residential mortgaged-backed securities	451.5	16.6	3.2	3.2
Commercial mortgaged-backed securities	94.3	3.5	2.9	2.9
Asset-backed securities	64.5	2.4	3.3	3.3
Other securities	149.9	5.5	5.3	5.3
Equity securities	199.9	7.3	4.8	5.2
Short-term investments	25.0	0.9	2.4	2.4
Total investments at fair value	$2,721.3	100.0%
Weighted average yield			3.4%	3.5%

(1)	Computed using a statutory income tax rate of 21%.

The following table shows the percentage of total estimated fair value of our fixed maturity securities as of December 31, 2018 by credit rating category, using the lower of the ratings assigned by Moody's Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	8.3%
“AA”	42.2
“A”	31.3
“BBB”	12.4
Below Investment Grade	5.8
Total	100.0%
Investments that we currently own could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary. We regularly assess individual securities as part of our ongoing portfolio management, including the identification of other-than-temporary declines in fair value. Our other-than-temporary impairment assessment includes reviewing the extent and duration of declines in fair value of investments below amortized cost, historical and projected financial performance and near-term prospects of the issuer, the outlook for industry sectors, credit rating, and macro-economic changes. We also make a determination as to whether it is not more likely than not that we will be required to sell the security before its fair value recovers to above cost, or maturity.
We believe that we have appropriately identified the declines in the fair values of our unrealized losses for the years ended December 31, 2018, 2017, and 2016. We recognized impairments on fixed maturity securities of $3.3 million (consisting of sixty-six securities) and $0.5 million (consisting of nine securities) during the years ended December 31, 2018 and 2017, respectively. The other-than-temporary impairments recognized during these years were the result of our intent to sell these securities and/or the severity of the change in fair values of these securities. We determined that the remaining unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The remaining fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the lack of severity and duration of the impairment, the credit quality of the issuers, our intent to not sell the securities, and a determination that it is not more likely than not that we will be required to sell the securities until fair value recovers to above cost, or principal value upon maturity.
The adoption of ASU 2016-01 removed the impairment assessment for equity securities at fair value beginning in 2018, and changes in fair value are included in Net realized and unrealized (losses) gains on investments on our Consolidated Statements of Comprehensive Income. Prior to the adoption of this standard, we recognized impairments on equity securities of $0.9 million (consisting of seven equity securities) and $5.8 million (consisting of thirty-seven equity securities) during the years ended December 31, 2017 and 2016, respectively. The other-than temporary impairments recognized during these years were the result of our intent to sell and/or the severity and duration of the change in fair values of these securities. The impairments on equity securities in 2016 were primarily due to the downturn in the energy sector that occurred during the first quarter. Certain unrealized losses on equity securities in 2017 and 2016 were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers, and our intent to hold the securities until fair value recovers to above cost.
For additional information regarding our investments, including the cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of our investments, the amortized cost and estimated fair value of fixed maturity securities by contractual maturity, and net realized and unrealized (losses) gains on investments, see Note 6 in the Notes to our Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We currently have operating leases that constitute off-balance sheet arrangements. Our operating lease obligations are provided under "–Liquidity and Capital Resources–Capital Resources–Contractual Obligations and Commitments."
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
Our loss reserves (gross and net of reinsurance), including the main components of such reserves, were as follows:

	As of December 31,
	2018	2017
	(in millions)
Case reserves	$940.6	$986.2
IBNR	955.7	964.4
LAE reserves	311.6	315.5
Gross unpaid losses and LAE reserves	2,207.9	2,266.1
Less reinsurance recoverables on unpaid losses and LAE	504.4	537.0
Net unpaid losses and LAE reserves	$1,703.5	$1,729.1
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
The table below provides the actuarial range of loss reserves that management considered when selecting its best estimate and our carried reserves.

	As of December 31,
	2018	2017
	(in millions)
Low end of actuarial range	$1,484.8	$1,533.1
Carried reserves	1,703.5	1,729.1
High end of actuarial range	1,897.3	1,916.5
As of December 31, 2018, California and Nevada loss reserves represented approximately 76% of our total loss reserves on our Consolidated Balance Sheet.
In California, our recent loss experience from 2012 through 2018, indicates a slight downward trend in medical severity and a slight upward trend in indemnity severity. The reduction in medical severity can be attributed to a number of factors including California Senate Bill 863 (SB 863), which was enacted in 2012 and largely became effective in 2013/2014. Among the more significant changes, SB 863 introduced independent medical review (IMR) into the dispute resolution process and also introduced filing fees for medical liens. On the indemnity side, various provisions of SB 863 resulted in an overall increase in certain benefits. Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) has decreased year-over-year for the past three years. Aside from the impact of recent regulatory changes, we believe our increased emphasis on claims settlements, as well as our various underwriting initiatives, have contributed to more favorable trends in our California results.
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
We have actively driven a significant increase in claims settlement activity beginning in 2014 and continuing through 2018, which has primarily affected accident years 2009 and forward, that is the result of an internal initiative that emphasizes the settlement of open claims. This settlement activity has been recognized in the actuarial analysis using a methodology developed to adjust the data and loss development patterns to account for the settlements arising from this initiative.
Approximately 59% of our claims payments during the three years ended December 31, 2018 related to medical care for injured workers. The utilization and cost of medical services in the future is a significant source of uncertainty in the establishment of loss reserves for workers' compensation. Our loss reserves are established based on reviewing the results of actuarial methods, most of which do not contain explicit medical claim cost inflation rates; however, because medical care may be provided to an injured worker over many years, and in some cases decades, the pace of medical claim cost inflation has a significant impact on our ultimate claim payments. For example, if the rate of medical claim cost inflation increases by 1% above the inflation rate that is implicitly included in the loss reserves at December 31, 2018, we estimate that future medical costs over the lifetime of current claims would increase by approximately $87.0 million on a net-of-reinsurance basis.
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
If the actual loss reserves were at the high or the low end of the actuarial range, the impact on our financial results would have been as follows:

	December 31,
	2018	2017
Increase (decrease) in reserves	(in millions)
At low end of range	$(218.7)	$(196.0)
At high end of range	193.8	187.4
Increase (decrease) in stockholders' equity and net income
At low end of range	$172.8	$127.4
At high end of range	(153.1)	(121.8)
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

As of December 31,
2018
(in millions)
Low end of actuarial range	$374.9
LPT carried reserves	408.2
High end of actuarial range	470.4
Reinsurance Recoverables
Reinsurance recoverables represent: (a) amounts currently due from reinsurers on paid losses and LAE; (b) amounts recoverable from reinsurers on estimates of reported losses; and (c) amounts recoverable from reinsurers on actuarial estimates of IBNR for losses and LAE. These recoverables are based on our current estimates of the underlying loss reserves, and are reported on our Consolidated Balance Sheets separately as assets, as reinsurance does not relieve us of our legal liability to policyholders. We bear credit risk with respect to the reinsurers, which can be significant considering that some of the loss reserves remain outstanding for an extended period of time. Reinsurers may refuse or fail to pay losses that we cede to them, or they might delay payment. We are required to pay losses even if a reinsurer refuses or fails to meet its obligations under the applicable reinsurance agreement. We continually monitor the financial condition and financial strength ratings of our reinsurers. No material amounts due from reinsurers have been written-off as uncollectible since our inception in 2000, and we believe that amounts currently reflected on our consolidated financial statements will similarly not require any material prospective adjustment.
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995 for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were $408.2 million as of December 31, 2018. Losses and LAE paid with respect to the LPT Agreement totaled $773.7 million at December 31, 2018. We account for the LPT Agreement as retroactive reinsurance. Entry into the LPT Agreement resulted in a deferred reinsurance gain that was recorded on our Consolidated Balance Sheets as a liability. The Deferred Gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and the amortization is reflected in losses and LAE. Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the Deferred Gain on our Consolidated Balance Sheets and losses and LAE on our Consolidated Statements of Comprehensive Income.
Additionally, we are entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is an amount based on the favorable difference between actual paid losses and LAE and expected paid losses and LAE as established in the LPT Agreement. The calculation of actual amounts paid versus expected amounts is determined every five years beginning June 30, 2004 for the first twenty-five years of the agreement. We are paid 30% of the favorable difference between the actual and expected losses and LAE paid at each calculation point. Each quarter, management records its best estimate of the estimated ultimate contingent profit commission through June 30, 2024, which is impacted by estimates for ceded losses and LAE. The related Deferred Gain is amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the contingent profit commission, or through June 30, 2024, and is recorded in losses and LAE incurred in the accompanying Consolidated Statements of Comprehensive Income. Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the Contingent commission receivable–LPT Agreement and the Deferred Gain on our Consolidated Balance Sheets and losses and LAE on our Consolidated Statements of Comprehensive Income.
Recognition of Premium Revenue
Premium revenue is recognized as earned over the period of the contract in proportion to the amount of insurance protection provided. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine net premiums earned for the policy year. Earned but unbilled premiums include estimated future audit premiums based on our historical experience. These estimates are subject to changes in policyholders' payrolls, economic conditions, and seasonality, and are continually reviewed and adjusted as experience develops or new information becomes known. Any such adjustments are included in current operations; however, they are partially offset by the resulting changes in losses and LAE, commission expenses, and premium taxes. Although considerable variability is inherent in such estimates, we believe that the net effect of any estimates currently reflected on our consolidated financial statements will similarly not require any material prospective adjustment.

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
We record uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process. Recognition (Step 1) occurs when we conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is addressed only if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement.
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
In the year ended December 31, 2017, we were required to base certain of our income tax estimates and assumptions on incomplete information and/or preliminary interpretations of the effects of Enactment. As a result, we made an adjustment to our income tax expense due to a further evaluation of our deferred tax assets and liabilities during the year ended December 31, 2018. The total adjustments made for the years ended December 31, 2018 and 2017 were $(0.4) million and $7.0 million, respectively.
Valuation of Investments
Our investments in fixed maturity securities, equity securities at fair value (prior to 2018), and short-term investments are classified as AFS and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes, in accumulated other comprehensive income.
Beginning in 2018, with the adoption of ASU 2016-01, our investments in equity securities at fair value are no longer classified as AFS and changes in fair value are included in Net realized and unrealized (losses) gains on investments on our Consolidated Statements of Comprehensive Income.
Realized gains and losses resulting from sales of investments are recognized in operations on a specific-identification basis.
We use third party pricing services to assist us with our investment accounting function. The fair values of our AFS fixed maturity and equity securities are based on quoted market prices, when available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs in accordance with GAAP guidance. The Company obtains a quoted price for each security from third party pricing services, which is derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. The Company also performs quarterly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If differences are noted in this review, the Company may obtain additional information from other pricing services to validate the quoted price (See Note 5 in the Notes to our Consolidated Financial Statements).
Impairment of Investment Securities. The adoption of ASU 2016-01 removed the impairment assessment for equity securities at fair value beginning in 2018, and changes in fair value are included in Net realized and unrealized (losses) gains on investments in the Consolidated Statements of Comprehensive Income. Prior to adoption of this standard, when, in the opinion of management, a decline in the fair value of an equity security below its cost is considered to be “other-than-temporary,” the equity security's cost is written down to its fair value at the time the other-than-temporary decline is identified. If management has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery, the investment is written down to its fair value and the entire impairment is recorded as a realized loss due to credit in the accompanying Consolidated Statements of Comprehensive Income. If management does not have the intent to sell or will not be required to sell the debt security but does not expect to recover the amortized cost basis of the debt security, the amount of the other-than-temporary impairment is bifurcated between credit loss and other loss and recorded as a component of realized gains and losses and in other comprehensive income, respectively, in the Consolidated Statements of Comprehensive Income. The amount of any write-down is determined by the difference between the cost or amortized cost of the debt security and its fair value at the time the other-than-temporary decline is identified.

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
New Accounting Standards
Recently Issued Accounting Standards
In August 2018, the Financial Accounting Standards Board (FASB) issued ASU Number 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This update removes the disclosure requirements for the amounts of and the reasons for transfers between Level 1 and Level 2 and disclosure of the policy for timing of transfers between levels. This update also removes disclosure requirements for the valuation processes for Level 3 fair value measurements. Additionally, this update adds disclosure requirements for the changes in unrealized gains and losses for recurring Level 3 fair value measurements and quantitative information for certain unobservable inputs in Level 3 fair value measurements. This update becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has determined that the impact of this new standard will not be material to the Company's financial statements.
In July 2018, the FASB issued ASU Number 2018-09, Codification Improvements. This update provides clarification, corrects errors in and makes minor improvements to the Codification within various ASC topics. Many of the amendments in this update have transition guidance with effective dates for annual periods beginning after December 15, 2018 and some amendments in this update do not require transition guidance and are effective upon issuance of this update. We will adopt amendments as they become applicable and have determined that the impact of these improvements will not be material to our consolidated financial condition and results of operations.
In July 2018, the FASB issued ASU Number 2018-11, Leases (Topic 842): Targeted Improvements. This update provides entities with an additional and optional transition method to adopt ASU Number 2016-02 with a cumulative-effect adjustment in the period of adoption. This update also provides guidance for a practical expedient that permits lessors to not separate non-lease components from the associated lease components. Additionally, in July 2018, the FASB issued ASU Number 2018-10, Codification Improvements to Topic 842, Leases. This update provides additional guidance on the new lease model with improvements in numerous aspects of the guidance in ASC 842 including, but not limited to, implicit rates, reassessment of lease classification, terms and purchase options, investment tax credits, and various other transition guidance. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. This update provides amendments to various lease topics including sales taxes collected from lessees, certain lessor costs paid to third parties, and variable payments for contracts with lease and non-lease components. These updates will be adopted concurrently with ASU Number 2016-02. We have determined that the impact of these new standards will not be material to our financial statements.
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
In June 2016, the FASB issued ASU Number 2016-13, Financial Instruments - Credit Losses (Topic 326). This update replaces the incurred loss impairment methodology for recognizing credit losses on financial instruments with a methodology that reflects an entity's current estimate of all expected credit losses. This update requires financial assets measured at amortized cost to be presented net of an allowance for credit losses. Additionally, this update requires credit losses on available-for-sale fixed maturity securities to be presented as an allowance rather than as a write-down, allowing an entity to also record reversals of credit losses in current period net income. This update becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Additionally, in December 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This update provides clarification on the effective and transition dates and the exclusion of operating lease receivables from Topic 326. We are currently evaluating the impact that the adoption of these updates will have on our consolidated financial condition and results of operations.
In February 2016, the FASB issued ASU Number 2016-02, Leases (Topic 842). This update provides guidance on a new lease model that includes the recognition of assets and liabilities arising from lease transactions on the balance sheet. Additionally, the update provides clarity on the definition of a lease and the distinction between finance and operating leases. Furthermore, the update requires certain qualitative and quantitative disclosures pertaining to the amounts recorded in the financial statements. This update becomes effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. We have determined that the impact of this new standard will be equal to the present value of our lease obligations under various non-cancellable operating lease contracts, which amounted to approximately $18.4 million at December 31, 2018, and will be recognized as lease assets and liabilities on our Consolidated Balance Sheets upon adoption.
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU Number 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update clarifies certain aspects of ASU 2015-05 and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. This update becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and early adoption is permitted. We elected to adopt this standard as of July 1, 2018 using the retrospective method of adoption. Prior to adoption, our accounting policy for capitalization of implementation costs followed the existing guidance for internal use software and therefore this update had no impact on the amounts previously capitalized. In accordance with ASU Number 2018-15, $4.8 million of capitalized costs included on our June 30, 2018 Consolidated Balance Sheets were reclassified from Property and equipment to Cloud computing arrangements on the date of adoption. Amortization under the new guidance will commence once the module or component is ready for its intended use, regardless of whether the hosting arrangement has been placed into service and will be recognized over the remaining life of the service contract.
In March 2018, the FASB issued ASU Number 2018-05, Income Taxes (Topic 740). This update provides guidance regarding the application of ASC Topic 740 for the income tax effects of the Tax Cuts and Jobs Act. This update allowed companies to report provisional amounts of the effects of the Tax Cuts and Jobs Act in their financial statements in the first reporting period they are able to determine a reasonable estimate and any adjustments to provisional amounts should be included in income from continuing operations as an adjustment to tax expense or benefit in the reporting period the amounts are determined. We adopted this update in the fourth quarter of 2017 and included an estimate of the income tax effects on our financial statements for the year ended December 31, 2017. In accounting for certain tax effects of Enactment in accordance with SAB 118, we made a final adjustment in 2018 of $(0.4) million.
In February 2018, the FASB issued ASU Number 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Enactment. This update becomes effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for reporting periods for which financial statements have not yet been issued and should be applied in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We elected to early adopt this update and, accordingly, reclassified $17.8 million of net tax effects resulting from Enactment from Accumulated other comprehensive (loss) income, net of tax, to Retained earnings at December 31, 2017.
In March 2017, the FASB issued ASU Number 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20). This update shortens the amortization period on callable debt securities held at a premium to the earliest call date, which now closely aligns the amortization period of premiums and discounts to expectations incorporated in the market pricing on callable debt securities. This update becomes effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. Our current accounting practices align with this standard and the adoption had no impact on our consolidated financial condition or results of operations.
In January 2016, the FASB issued ASU Number 2016-01, Financial Instruments - Overall (Subtopic 825-10). This update replaced the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and requires those equity securities to be measured at fair value with changes in fair value recognized through net income. Additionally, this update eliminates the disclosure of the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. It requires financial instruments to be measured at fair value using the exit price notion. Furthermore, this update clarifies that an evaluation of deferred tax assets related to available-for-sale securities is needed, in combination with an evaluation of other deferred tax assets, to determine if a valuation allowance is required.
This update did not apply to our investment in Federal Home Loan Bank (FHLB) stock. Rather, it specified that FHLB stock shall be carried at cost and evaluated periodically for impairment; furthermore, it specified that, beginning January 1, 2018, FHLB stock shall not be shown with securities accounted for under ASC 321, which provides detailed guidance on, among other things, accounting and reporting of investments in equity securities that have readily determinable fair values. As a result, our investment in FHLB stock is presented within Equity securities at cost on our Consolidated Balance Sheet at March 31, 2018. In all periods prior to January 1, 2018, our investment in FHLB stock is presented within Equity securities at fair value on our Consolidated Balance Sheets.
This update became effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this update effective January 1, 2018. Adoption of this accounting standard resulted in a $74.0 million reclassification adjustment, net of tax, from accumulated other comprehensive income to retained earnings.
In November 2016, the FASB issued ASU Number 2016-18, Statement of Cash Flows (Topic 230). This update provides guidance for the classification and presentation of restricted cash and restricted cash equivalents in the statement of cash flows. This update requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. It requires the disclosure of information about the nature of restrictions on its cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update also requires the entity to disclose, on the face of the statement of cash flows or in the notes to the financial statements, any restricted cash or restricted cash equivalents disaggregated by the line item in which they appear within the statement of financial position. The adoption of this standard had no financial impact on our consolidated financial condition, results of operations, or statement of cash flows.
In May 2014, the FASB issued ASU Number 2014-09, Revenue from Contracts with Customers (Topic 606). This update clarifies the principles for recognizing revenue and develops revenue standards to improve revenue recognition guidance. This update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. In applying this guidance companies are required to: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim reporting periods within that annual reporting period. Insurance contracts are not within the scope of this updated guidance. We have analyzed revenue streams within the current business operation and determined the adoption of this standard did not have an impact on our consolidated financial condition and results of operations.
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
Interest Rate Risk
Investments
The fair value of our fixed maturity portfolio is exposed to interest rate risk, which is the risk of a decline in fair value resulting from changes in prevailing interest rates, which we strive to limit by managing duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 4.1 at December 31, 2018. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and the impact on our liquidity and ability to meet our obligations.
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

We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of December 31, 2018. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $2,521.4 million as of December 31, 2018, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(288.2)	(11.4)%
200 basis point rise	(194.3)	(7.7)
100 basis point rise	(97.4)	(3.9)
50 basis point decline	48.0	1.9
100 basis point decline	95.2	3.8
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of December 31, 2018, the par value of our commercial and residential mortgage-backed securities holdings was $541.8 million, and the amortized cost was 102.6% of par value. Since a majority of our mortgage-backed securities were purchased at a premium or discount that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The commercial and residential mortgage-backed securities portion of the portfolio totaled 20.1% of total investments as of December 31, 2018. Agency-backed residential mortgage pass-throughs totaled $449.4 million, or 99.5%, of the residential mortgage-backed securities portion of the portfolio as of December 31, 2018.
Equity Price Risk
Equity price risk is the risk that we may incur losses in the fair value of the equity securities we hold in our investment portfolio. Adverse changes in the market prices of the equity securities we hold in our investment portfolio would result in decreases in the fair value of our total assets on our Consolidated Balance Sheets and in net realized and unrealized gains and losses on our Consolidated Statements of Comprehensive Income. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors.
The table below shows the sensitivity of our equity securities to price changes as of December 31, 2018:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Total Equity Securities
Equity securities	$131.9	$199.9	$179.9	$(20.0)	$219.9	$20.0
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

Item 8. Financial Statements and Supplementary Data

Page
Management's Report on Internal Control Over Financial Reporting	49
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	50
Report of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets as of December 31, 2018 and 2017	52
Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2018, 2017 and 2016	53
Consolidated Statements of Stockholders' Equity for each of the years ended December 31, 2018, 2017 and 2016	54
Consolidated Statements of Cash Flows for each of the years ended December 31, 2018, 2017 and 2016	55
Notes to Consolidated Financial Statements	57

The following Financial Statement Schedules are filed in Item 15 of Part IV of this report:

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	89

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Based on this assessment, management did not identify any material weaknesses in the internal control over financial reporting and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.
The Company's independent registered public accounting firm, Ernst & Young LLP, has independently assessed the effectiveness of the Company's internal control over financial reporting. A copy of their report is included in Item 8 of this report.

February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Employers Holdings, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited Employers Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Employers Holdings, Inc. and Subsidiaries' (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Francisco, California
February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Employers Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Employers Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-01
As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for investments in equity securities in 2018 due to the adoption of ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10).
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
February 28, 2019

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
	2018	2017
Assets	(in millions, except share data)
Investments:
Fixed maturity securities at fair value (amortized cost $2,513.7 at December 31, 2018 and $2,421.0 at December 31, 2017)	$2,496.4	$2,463.4
Equity securities at fair value (cost $131.9 at December 31, 2018 and $116.7 at December 31, 2017)	199.9	210.3
Equity securities at cost	6.4	—
Short-term investments at fair value (amortized cost $25.0 at December 31, 2018 and $4.0 at December 31, 2017)	25.0	4.0
Total investments	2,727.7	2,677.7
Cash and cash equivalents	101.4	73.3
Restricted cash and cash equivalents	0.6	1.0
Accrued investment income	18.0	19.6
Premiums receivable (less bad debt allowance of $6.7 at December 31, 2018 and $10.0 at December 31, 2017)	333.1	326.7
Reinsurance recoverable for:
Paid losses	6.7	7.2
Unpaid losses	504.4	537.0
Deferred policy acquisition costs	48.2	45.8
Deferred income taxes, net	26.9	28.7
Property and equipment, net	18.2	13.9
Intangible assets, net	7.7	7.9
Goodwill	36.2	36.2
Contingent commission receivable–LPT Agreement	32.0	31.4
Cloud computing arrangements	26.0	—
Other assets	32.1	33.7
Total assets	$3,919.2	$3,840.1
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$2,207.9	$2,266.1
Unearned premiums	336.3	318.3
Commissions and premium taxes payable	57.3	55.3
Accounts payable and accrued expenses	37.1	23.7
Deferred reinsurance gain—LPT Agreement	149.6	163.6
Notes payable	20.0	20.0
Non-cancellable obligations	18.8	2.7
Other liabilities	74.0	42.7
Total liabilities	$2,901.0	$2,892.4
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,975,675 and 56,695,174 shares issued and 32,765,792 and 32,597,819 shares outstanding at December 31, 2018 and 2017, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	388.8	381.2
Retained earnings	1,030.7	842.2
Accumulated other comprehensive (loss) income, net of tax	(13.7)	107.4
Treasury stock, at cost (24,209,883 shares at December 31, 2018 and 24,097,355 shares at December 31, 2017)	(388.2)	(383.7)
Total stockholders’ equity	1,018.2	947.7
Total liabilities and stockholders’ equity	$3,919.2	$3,840.1
See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2018	2017	2016
Revenues	(in millions, except per share data)
Net premiums earned	$731.1	$716.5	$694.8
Net investment income	81.2	74.6	73.2
Net realized and unrealized (losses) gains on investments	(13.1)	7.4	11.2
Gain on redemption of notes payable	—	2.1	—
Other income	1.2	0.8	0.6
Total revenues	800.4	801.4	779.8

Expenses
Losses and loss adjustment expenses	376.7	417.2	417.9
Commission expense	94.2	91.4	83.5
Underwriting and other operating expenses	158.5	139.9	136.1
Interest and financing expenses	1.5	1.4	1.6
Other expenses	—	7.5	—
Total expenses	630.9	657.4	639.1

Net income before income taxes	169.5	144.0	140.7
Income tax expense	28.2	42.8	34.0
Net income	$141.3	$101.2	$106.7

Comprehensive income
Unrealized AFS investment (losses) gains during the period (net of tax benefit (expense) of $12.9, $(8.9), and $1.0 for the years ended December 31, 2018, 2017, and 2016, respectively)	$(48.5)	$19.9	$(1.8)
Reclassification adjustment for realized AFS investment losses (gains) in net income (net of tax benefit (expense) of $0.4, $(2.6), and $(3.9) for the years ended December 31, 2018, 2017, and 2016, respectively)	1.4	(4.8)	(7.3)
Other comprehensive (loss) income, net of tax	(47.1)	15.1	(9.1)
Total comprehensive income	$94.2	$116.3	$97.6

Net realized and unrealized (losses) gains on investments
Net realized and unrealized (losses) gains on investments before impairments	$(9.8)	$8.8	$17.0
Other than temporary impairments recognized in earnings	(3.3)	(1.4)	(5.8)
Net realized and unrealized (losses) gains on investments	$(13.1)	$7.4	$11.2

Earnings per common share (Note 18):
Basic	$4.30	$3.11	$3.29
Diluted	$4.24	$3.06	$3.24
Cash dividends declared per common share and eligible RSUs and PSUs	$0.80	$0.60	$0.36

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock, at Cost	Total Stockholders' Equity
	Shares	Amount
	(in millions, except share data)

Balance, January 1, 2016	55,589,454	$0.6	$357.2	$682.0	$83.6	$(362.6)	$760.8
Stock-based obligations (Note 14)	—	—	5.8	—	—	—	5.8
Stock options exercised	586,132	—	9.6	—	—	—	9.6
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	50,691	—	(0.6)	—	—	—	(0.6)
Acquisition of common stock (Note 13)	—	—	—	—	—	(21.1)	(21.1)
Dividends declared	—	—	—	(11.5)	—	—	(11.5)
Net income for the year		—	—	106.7	—	—	106.7
Change in net unrealized losses on investments, net of taxes of $4.9		—	—	—	(9.1)	—	(9.1)
Balance, December 31, 2016	56,226,277	$0.6	$372.0	$777.2	$74.5	$(383.7)	$840.6

Balance, January 1, 2017	56,226,277	$0.6	$372.0	$777.2	$74.5	$(383.7)	$840.6
Stock-based obligations (Note 14)	—	—	6.9	—	—	—	6.9
Stock options exercised	307,076	—	6.0	—	—	—	6.0
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	161,821	—	(2.2)	—	—	—	(2.2)
Grant date fair value adjustment	—	—	(1.5)	1.3	—	—	(0.2)
Dividends declared	—	—	—	(19.7)	—	—	(19.7)
Net income for the year		—	—	101.2	—	—	101.2
Net impact of tax Enactment on net unrealized gains on investments	—	—	—	(17.8)	17.8	—	—
Change in net unrealized gains on investments, net of taxes of $(6.3)		—	—	—	15.1	—	15.1
Balance, December 31, 2017	56,695,174	$0.6	$381.2	$842.2	$107.4	$(383.7)	$947.7

Balance, January 1, 2018	56,695,174	$0.6	$381.2	$842.2	$107.4	$(383.7)	$947.7
Stock-based obligations (Note 14)	—	—	9.4	—	—	—	9.4
Stock options exercised	57,091	—	1.1	—	—	—	1.1
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	223,410	—	(2.9)	—	—	—	(2.9)
Acquisition of common stock (Note 13)	—	—	—	—	—	(4.6)	(4.6)
Dividends declared	—	—	—	(26.7)	—	—	(26.7)
Net income for the year		—	—	141.3	—	—	141.3
Reclassification adjustment for adoption of ASU No. 2016-01	—	—	—	74.0	(74.0)	—	—
Change in net unrealized losses on investments, net of taxes of $12.5		—	—	—	(47.1)	—	(47.1)
Balance, December 31, 2018	56,975,675	$0.6	$388.8	$1,030.7	$(13.7)	$(388.2)	$1,018.2

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2018	2017	2016
Operating activities	(in millions)
Net income	$141.3	$101.2	$106.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6.3	8.2	8.5
Stock-based compensation	9.4	6.8	5.8
Amortization of premium on investments, net	8.4	14.3	14.6
Allowance for doubtful accounts	(3.3)	0.2	(2.4)
Deferred income tax expense	14.4	24.2	13.4
Net realized and unrealized losses (gains) on investments	13.1	(7.4)	(11.2)
Gain on redemption of notes payable	—	(2.1)	—
Write-off of previously capitalized costs	—	7.5	—
Change in operating assets and liabilities:
Premiums receivable	(3.1)	(22.2)	(1.2)
Reinsurance recoverable on paid and unpaid losses	33.1	44.5	47.2
Cloud computing arrangements	(26.0)	—	—
Current federal income taxes	8.6	(2.7)	7.7
Unpaid losses and loss adjustment expenses	(58.2)	(34.9)	(46.5)
Unearned premiums	18.0	8.0	1.4
Accounts payable, accrued expenses and other liabilities	19.1	(7.0)	(4.2)
Deferred reinsurance gain–LPT Agreement	(14.0)	(11.3)	(14.6)
Non-cancellable obligations	16.1	2.7	—
Other	(3.0)	12.3	(2.4)
Net cash provided by operating activities	180.2	142.3	122.8
Investing activities
Purchases of fixed maturity securities	(636.7)	(592.3)	(466.8)
Purchases of equity securities	(79.3)	(36.8)	(49.1)
Purchases of short-term investments	(59.7)	(8.2)	(10.0)
Proceeds from sale of fixed maturity securities	204.8	249.8	132.4
Proceeds from sale of equity securities	70.7	41.2	80.4
Proceeds from maturities and redemptions of fixed maturity securities	329.4	215.7	230.6
Proceeds from maturities of short-term investments	39.0	20.2	—
Net change in unsettled investment purchases and sales	22.4	5.8	—
Capital expenditures and other	(10.2)	(8.2)	(5.0)
Net cash used in investing activities	(119.6)	(112.8)	(87.5)
Financing activities
Acquisition of common stock	(4.2)	—	(21.1)
Cash transactions related to stock-based compensation	(1.8)	3.8	9.0
Dividends paid to stockholders	(26.7)	(19.7)	(11.5)
Redemption of notes payable	—	(9.9)	—
Payments on capital leases	(0.2)	(0.2)	—
Net cash used in financing activities	(32.9)	(26.0)	(23.6)
Net increase in cash, cash equivalents, and restricted cash	27.7	3.5	11.7
Cash, cash equivalents, and restricted cash at the beginning of the period	74.3	70.8	59.1
Cash, cash equivalents, and restricted cash at the end of the period	$102.0	$74.3	$70.8
Non-cash transactions
Financed property and equipment purchases	$0.3	$0.4	$0.7
Non-cash exchange of fixed maturity investments for short-term investments	$—	$—	$6.0

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	December 31, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents	$101.4	$73.3
Restricted cash and cash equivalents supporting reinsurance obligations	0.6	1.0
Total cash, cash equivalents and restricted cash	$102.0	$74.3
 See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2018
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
Pending Acquisition
On August 11, 2017, the Company entered into a stock purchase agreement (Purchase Agreement), as amended on October 25, 2018, with Partner Reinsurance Company of the U.S. (PRUS) with respect to the acquisition (Acquisition) of all of the outstanding shares of capital stock of PartnerRe Insurance Company of New York (PRNY). The purchase price is equal to the sum of: (i) the amount of statutory capital and surplus of PRNY at closing (which is currently estimated to be approximately $40.0 million); and (ii) $5.8 million. The Company expects to fund the Acquisition with cash on hand.
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
2. Changes in Estimates
The Company reduced its estimated loss and LAE reserves ceded under the LPT Agreement (LPT Reserve Adjustments) in each of the years 2018 and 2016 as a result of the determination that adjustments were necessary to reflect observed favorable paid loss trends in each of these years. There were no LPT Reserve Adjustments in 2017. The following table shows the financial statement impact related to the LPT Reserve Adjustments.

	2018	2016
	(in millions, except per share data)
LPT Reserve Adjustments	$(6.3)	$(5.0)
Cumulative adjustment to the Deferred Gain(1)	(2.2)	(3.1)
Net income impact from this change in estimate	2.2	3.1
Earnings per common share impact from this change in estimate:
Basic	0.07	0.10
Diluted	0.07	0.09

(1)
The cumulative adjustments to the Deferred Gain were also recognized in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income, so that the Deferred Gain reflects the balance that would have existed had the revised loss and LAE reserves been recognized at the inception of the LPT Agreement.

The Company increased its estimate of Contingent commission receivable – LPT Agreement (LPT Contingent Commission Adjustments) in each of 2018, 2017, and 2016 as a result of the determination that adjustments were necessary to reflect observed favorable paid loss trends in each of those years. The following table shows the impact to the Consolidated Statements of Comprehensive Income related to these changes in estimates.

	2018	2017	2016
	(in millions, except per share data)
LPT Contingent Commission Adjustments	$0.5	$0.3	$1.9
Net income impact from this change in estimate	0.5	0.3	1.8
Earnings per common share impact from this change in estimate:
Basic	0.02	0.01	0.06
Diluted	0.02	0.01	0.05
3. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all liquid investments with maturities of less than three months, as measured from the date of purchase, to be cash equivalents.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represent cash and cash equivalents held in trust in order to secure certain of the Company's obligations and, accordingly, are restricted as to withdrawal or usage. As of December 31, 2018 and 2017 the Company held $23.2 million and $24.5 million, respectively, in cash and investments in trust for reinsurance obligations, of which $0.6 million and $1.0 million, respectively, represented restricted cash and cash equivalents.
Short-Term Investments
The Company considers all liquid investments with maturities of between three and twelve months, as measured from the date of purchase, to be short-term investments.
Investment Securities
The Company's investments in fixed maturity securities, equity securities at fair value (prior to 2018), and short-term investments are classified as available-for-sale (AFS) and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes, in Accumulated other comprehensive (loss) income on the Company’s Consolidated Balance Sheets.
Beginning in 2018, with the adoption of ASU Number 2016-01, Financial Instruments - Overall (Subtopic 825-10), the Company's investments in equity securities at fair value are no longer classified as AFS and changes in fair value are included in Net realized and unrealized (losses) gains on investments on the Company's Consolidated Statements of Comprehensive Income. Effective January 1, 2018, the Company's investment in FHLB stock is presented within Equity securities at cost on the Company's Consolidated Balance Sheets. As of December 31, 2017, the Company's investment in FHLB stock was presented within Equity securities at fair value on the Company's Consolidated Balance Sheet.
The adoption of ASU 2016-01 also removed the impairment assessment for equity securities at fair value beginning in 2018 and changes in fair value are included in Net realized and unrealized (losses) gains on investments on the Company's Consolidated Statements of Comprehensive Income. Prior to adoption of this standard, when, in the opinion of management, a decline in the fair value of an equity security below its cost was considered to be “other-than-temporary,” the equity security's cost was written down to its fair value at the time the other-than-temporary decline is identified.
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
Premiums written are recognized as revenues, net of any applicable underlying reinsurance coverage, and are earned over the term of the related policy. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine the actual amount of net premiums earned for that policy year. Earned but unbilled premiums include estimated future audit premiums based on the Company's historical experience. These estimates are subject to changes in policyholders' payrolls, economic conditions, and seasonality, and are continually reviewed and adjusted as experience develops or new information becomes known. Any such adjustments are included in current operations; however, they are partially offset by the resulting changes in losses and LAE, commission expenses, and premium taxes. The Company's premiums receivable on its Consolidated Balance Sheets included $63.7 million and $64.2 million of additional premiums expected to be received from policyholders for final audits at December 31, 2018 and 2017, respectively.
The Company establishes a bad debt allowance on its premiums receivable through a charge included in underwriting and other operating expenses in its Consolidated Statements of Comprehensive Income. This bad debt allowance is determined based on estimates and assumptions to project future experience. After all collection efforts have been exhausted, the Company reduces the bad debt allowance for write-offs of premiums receivable that have been deemed uncollectible. The Company's bad debt allowance was $6.7 million and $10.0 million at December 31, 2018 and 2017, respectively. The Company had write offs, net of recoveries of amounts previously written off, of $8.2 million, $3.2 million, and $6.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Deferred Policy Acquisition Costs
Policy acquisition costs, those costs that relate directly to the successful acquisition of new or renewal insurance contracts, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling are deferred and amortized as the related premiums are earned. Amortization of deferred policy acquisition costs for the years ended December 31, 2018, 2017, and 2016, was $112.0 million, $108.2 million, and $104.5 million, respectively.
If the sum of a policy’s expected losses and LAE and deferred policy acquisition costs exceeds the related unearned premiums and projected investment income, a premium deficiency is determined to exist. In this event, deferred policy acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs, a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the years ended December 31, 2018, 2017, and 2016.

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
Reinsurance
In the ordinary course of business, the Company purchases excess of loss reinsurance in order to protect it against the impact of large and/or catastrophic losses. Additionally, the Company is a party to the LPT Agreement (see Note 10). These reinsurance arrangements reduce the Company's exposure to such losses since its reinsurers are liable to the Company to the extent of the reinsurance protection provided. However, the Company remains liable for all losses it incurs to the extent that any reinsurer is unable or unwilling to make timely payments under its reinsurance agreements.
Balances due from reinsurers on unpaid losses, including an estimate of such recoverables related to reserves for incurred but not reported losses, are reported as reinsurance recoverables on the Company’s Consolidated Balance Sheets. Reinsurance recoverables on paid losses represents amounts currently due from reinsurers. Reinsurance recoverables on unpaid losses represents amounts that will be collectible from reinsurers once the losses are paid. Reinsurance recoverables on unpaid losses and LAE amounted to $504.4 million and $537.0 million at December 31, 2018 and 2017, respectively.
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
Pursuant to the LPT Agreement, LAE is deemed to be 7% of total losses paid and is payable to the Company as compensation for management of the claims under the LPT Agreement. The Deferred Gain is amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and is recorded in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income. Any adjustment to the estimated loss and LAE reserves ceded under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income, such that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement.
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
Electronic data processing equipment, software, furniture and equipment, and automobiles are depreciated using the straight-line method over three to seven years. Leasehold improvements are carried at cost less accumulated amortization. The Company amortizes leasehold improvements using the straight-line method over the lesser of the useful life of the asset or the remaining original lease term, excluding options or renewal periods. Leasehold improvements are generally amortized over three to eight years.
Cloud Computing Arrangements
The Company capitalizes software license fees and implementation costs associated with hosting arrangements that are service contracts. These amounts are included in Cloud computing arrangements on the Company's Consolidated Balance Sheets. Amortization of the software license fees is calculated using the straight-line method over the term of the service contract or based on the expected utilization of the asset. Amortization of the implementation costs are calculated using the straight-line method based on the term of the service contract and commence once the module or component is ready for its intended use, regardless of whether the hosted software has been placed into service, and will be recognized over the remaining life of the service contract.
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
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. As of December 22, 2017, the date that the Tax Cuts and Jobs Act was enacted (Enactment), the effect of the change in tax rates on the Company's deferred tax assets and liabilities was recognized in income and created stranded tax effects within accumulated other comprehensive income that did not reflect the newly enacted tax rate. The Company reclassified the net tax effects from Accumulated other comprehensive income, net of tax, to Retained earnings as of the date of Enactment.
The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process. Recognition (Step 1) occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is addressed only if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement.
The Company recognizes deferred tax assets when it determines that such assets are more likely than not to be realized in future periods. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, tax-planning strategies, projected future taxable income, projected future tax rates, and results of recent operations. If the Company determines that it is not more likely than not that it could realize its deferred tax assets in future periods, it would establish a deferred tax asset valuation allowance that would increase the Company's provision for income taxes. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
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
The Company monitors the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company also obtains collateral from its reinsurers in order to mitigate the risks related to insolvencies. At December 31, 2018, $2.0 million of the Company's reinsurance recoverables were collateralized by cash or letters of credit and an additional $311.6 million was in trust accounts for reinsurance recoverables specifically related to the LPT Agreement.

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
Goodwill and Other Intangible Assets
The Company tests for impairment of goodwill and non-amortizable intangible assets in the fourth quarter of each year. At the end of each quarter, management considers the results of the previous analysis as well as any recent developments that may constitute triggering events requiring the impairment analysis of goodwill and other intangible assets to be updated. The Company has assessed the effects of current economic conditions on the Company's financial condition and results of operations and changes in the Company's stock price and determined that there were no impairments of these assets as of December 31, 2018 and 2017.
Intangible assets related to state licenses are not subject to amortization. Intangibles related to insurance relationships were amortized in proportion to the expected period of benefit and were fully amortized as of December 31, 2018.
The gross carrying value, accumulated amortization, and net carrying value for the Company's intangible assets, by major class, as of December 31, were as follows:

	2018			2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
State licenses	$7.7	$—	$7.7	$7.7	$—	$7.7
Insurance relationships	9.4	$(9.4)	—	9.4	$(9.2)	0.2
Total	$17.1	$(9.4)	$7.7	$17.1	$(9.2)	$7.9
During the years ended December 31, 2018, 2017, and 2016, the Company recognized $0.2 million, $0.3 million, and $0.3 million in amortization expense associated with its intangible assets, respectively. These amortization expenses are included in the Company's Consolidated Statements of Comprehensive Income in underwriting and other operating expenses.
Stock-Based Compensation
The Company provides stock-based compensation to its directors and certain of its employees, which is recognized in its Consolidated Statements of Comprehensive Income based on estimated fair values over the relevant service period (see Note 14).
4. New Accounting Standards
Recently Issued Accounting Standards
In August 2018, the Financial Accounting Standards Board (FASB) issued ASU Number 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This update removes the disclosure requirements for the amounts of and the reasons for transfers between Level 1 and Level 2 and disclosure of the policy for timing of transfers between levels. This update also removes disclosure requirements for the valuation processes for Level 3 fair value measurements. Additionally, this update adds disclosure requirements for the changes in unrealized gains and losses for recurring Level 3 fair value measurements and quantitative information for certain unobservable inputs in Level 3 fair value measurements. This update becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has determined that the impact of this new standard will not be material to the Company's financial statements.
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
In July 2018, the FASB issued ASU Number 2018-11, Leases (Topic 842): Targeted Improvements. This update provides entities with an additional and optional transition method to adopt ASU Number 2016-02 with a cumulative-effect adjustment in the period of adoption. This update also provides guidance for a practical expedient that permits lessors to not separate non-lease components from the associated lease components. Additionally, in July 2018, the FASB issued ASU Number 2018-10, Codification Improvements to Topic 842, Leases. This update provides additional guidance on the new lease model with improvements in numerous aspects of the guidance in ASC 842 including, but not limited to, implicit rates, reassessment of lease classification, terms and purchase options, investment tax credits, and various other transition guidance. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. This update provides amendments to various lease topics including sales taxes collected from lessees, certain lessor costs paid to third parties, and variable payments for contracts with lease and non-lease components. These updates will be adopted concurrently with ASU Number 2016-02. The Company has determined that the impact of these new standards will not be material to the Company's financial statements.
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
In June 2016, the FASB issued ASU Number 2016-13, Financial Instruments - Credit Losses (Topic 326). This update replaces the incurred loss impairment methodology for recognizing credit losses on financial instruments with a methodology that reflects an entity's current estimate of all expected credit losses. This update requires financial assets measured at amortized cost to be presented net of an allowance for credit losses. Additionally, this update requires credit losses on available-for-sale fixed maturity securities to be presented as an allowance rather than as a write-down, allowing an entity to also record reversals of credit losses in current period net income. This update becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Additionally, in December 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This update provides clarification on the effective and transition dates and the exclusion of operating lease receivables from Topic 326. The Company is currently evaluating the impact that the adoption of these updates will have on its consolidated financial condition and results of operations.
In February 2016, the FASB issued ASU Number 2016-02, Leases (Topic 842). This update provides guidance on a new lease model that includes the recognition of assets and liabilities arising from lease transactions on the balance sheet. Additionally, the update provides clarity on the definition of a lease and the distinction between finance and operating leases. Furthermore, the update requires certain qualitative and quantitative disclosures pertaining to the amounts recorded in the financial statements. This update becomes effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. The Company has determined that the impact of this new standard will be equal to the present value of the Company's lease obligations under various non-cancellable operating lease contracts, which amounted to approximately $18.4 million at December 31, 2018, and will be recognized as right-of-use assets and $20.2 million at December 31, 2018, will be recognized as lease liabilities on the Company's Consolidated Balance Sheets upon adoption.
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU Number 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update clarifies certain aspects of ASU 2015-05 and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. This update becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and early adoption is permitted. The Company elected to adopt this standard as of July 1, 2018 using the retrospective method of adoption. Prior to adoption, the Company's accounting policy for capitalization of implementation costs followed the existing guidance for internal use software and therefore this update had no impact on the amounts previously capitalized. In accordance with ASU Number 2018-15, $4.8 million of capitalized costs included on the Company's June 30, 2018 Consolidated Balance Sheets were reclassified from Property and equipment to Cloud computing arrangements on the date of adoption. Amortization under the new guidance will commence once the module or component is ready for its intended use, regardless of whether the hosting arrangement has been placed into service and will be recognized over the remaining life of the service contract.
In March 2018, the FASB issued ASU Number 2018-05, Income Taxes (Topic 740). This update provides guidance regarding the application of ASC Topic 740 for the income tax effects of the Tax Cuts and Jobs Act. This update allowed companies to report provisional amounts of the effects of the Tax Cuts and Jobs Act in their financial statements in the first reporting period they are able to determine a reasonable estimate and any adjustments to provisional amounts should be included in income from continuing operations as an adjustment to tax expense or benefit in the reporting period the amounts are determined. The Company adopted this update in the fourth quarter of 2017 and included an estimate of the income tax effects on its financial statements for the year ended December 31, 2017. In accounting for certain tax effects of Enactment in accordance with SAB 118, the Company made a final adjustment in 2018 of $(0.4) million.
In February 2018, the FASB issued ASU Number 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Enactment. This update becomes effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for reporting periods for which financial statements have not yet been issued and should be applied in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company elected to early adopt this update and, accordingly, reclassified $17.8 million of net tax effects resulting from Enactment from Accumulated other comprehensive (loss) income, net of tax, to Retained earnings at December 31, 2017.
In March 2017, the FASB issued ASU Number 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20). This update shortens the amortization period on callable debt securities held at a premium to the earliest call date, which now closely aligns the amortization period of premiums and discounts to expectations incorporated in the market pricing on callable debt securities. This update becomes effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company's current accounting practices align with this standard and the adoption had no impact on its consolidated financial condition or results of operations.
In January 2016, the FASB issued ASU Number 2016-01, Financial Instruments - Overall (Subtopic 825-10). This update replaced the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and requires those equity securities to be measured at fair value with changes in fair value recognized through net income. Additionally, this update eliminates the disclosure of the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. It requires financial instruments to be measured at fair value using the exit price notion. Furthermore, this update clarifies that an evaluation of deferred tax assets related to available-for-sale securities is needed, in combination with an evaluation of other deferred tax assets, to determine if a valuation allowance is required.
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
In November 2016, the FASB issued ASU Number 2016-18, Statement of Cash Flows (Topic 230). This update provides guidance for the classification and presentation of restricted cash and restricted cash equivalents in the statement of cash flows. This update requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. It requires the disclosure of information about the nature of restrictions on its cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update also requires the entity to disclose, on the face of the statement of cash flows or in the notes to the financial statements, any restricted cash or restricted cash equivalents disaggregated by the line item in which they appear within the statement of financial position. The adoption of this standard had no financial impact on the Company's consolidated financial condition, results of operations, or statement of cash flows.
In May 2014, the FASB issued ASU Number 2014-09, Revenue from Contracts with Customers (Topic 606). This update clarifies the principles for recognizing revenue and develops revenue standards to improve revenue recognition guidance. This update requires an entity to recognize revenue as performance obligations are met in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. In applying this guidance companies are required to: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract(s); and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim reporting periods within that annual reporting period. Insurance contracts are not within the scope of this updated guidance. The Company has analyzed revenue streams within the current business operation and determined the adoption of this standard did not have an impact on its consolidated financial condition and results of operations.
5. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company's financial instruments at fair value were as follows as of December 31:

	2018		2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets	(in millions)
Investments at fair value (Note 6)	$2,721.3	$2,721.3	$2,677.7	$2,677.7
Cash and cash equivalents	101.4	101.4	73.3	73.3
Restricted cash and cash equivalents	0.6	0.6	1.0	1.0
Financial liabilities
Notes payable (Note 11)	$20.0	$23.5	$20.0	$23.6
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. There were no material adjustments to prices obtained from third party pricing services as of December 31, 2018 and 2017.
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
The following table presents the Company's investments at fair value and the corresponding fair value measurements.

	December 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities
U.S. Treasuries	$—	$106.4	$—	$—	$137.0	$—
U.S. Agencies	—	11.4	—	—	11.8	—
States and municipalities	—	528.0	—	—	642.5	—
Corporate securities	—	1,090.4	—	—	1,118.0	—
Residential mortgage-backed securities	—	451.5	—	—	389.3	—
Commercial mortgage-backed securities	—	94.3	—	—	106.0	—
Asset-backed securities	—	64.5	—	—	58.8	—
Other securities	—	149.9	—	—	—	—
Total fixed maturity securities	$—	$2,496.4	$—	$—	$2,463.4	$—
Equity securities at fair value
Industrial and miscellaneous	$174.8	$—	$—	$181.7	$—	$—
Non-redeemable preferred (FHLB stock)	—	—	—	—	—	4.7
Other	25.1	—	—	23.9	—	—
Total equity securities at fair value	$199.9	$—	$—	$205.6	$—	$4.7
Short-term investments	$—	$25.0	$—	$—	$4.0	$—
Total investments at fair value	$199.9	$2,521.4	$—	$205.6	$2,467.4	$4.7
Certain cash equivalents, principally money market securities, are measured at fair value using the net asset value (NAV) per share. The following table presents cash equivalents at NAV and total cash and cash equivalents carried at fair value on the Company's Consolidated Balance Sheets.

	December 31, 2018	December 31, 2017

Cash and cash equivalents at fair value	$43.9	$34.3
Cash equivalents measured at NAV, which approximates fair value	57.5	39.0
Total cash and cash equivalents	$101.4	$73.3
The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs for the years ended December 31, 2018 and 2017.

	Level 3 Securities
	2018	2017
	(in millions)
Beginning balance, January 1	$4.7	$11.9
Transfers out of Level 3(1)	(4.7)	(7.0)
Purchases and sales, net	—	(0.2)
Ending balance, December 31	$—	$4.7

(1)
The transfer during the year ended December 31, 2018 was the result of adoption of ASU 2016-01, which specified that FHLB stock shall be carried at cost and is no longer measured at fair value. Transfers during the year ended December 31, 2017 were from Level 3 to Level 2 because observable market data became available for the securities.

6. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s AFS investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2018	(in millions)
Fixed maturity securities
U.S. Treasuries	$106.7	$0.9	$(1.2)	$106.4
U.S. Agencies	11.3	0.1	—	11.4
States and municipalities	513.4	15.3	(0.7)	528.0
Corporate securities	1,106.2	5.8	(21.6)	1,090.4
Residential mortgage-backed securities	459.1	2.2	(9.8)	451.5
Commercial mortgage-backed securities	96.7	0.1	(2.5)	94.3
Asset-backed securities	64.7	0.2	(0.4)	64.5
Other securities(1)	155.6	—	(5.7)	149.9
Total fixed maturity securities	2,513.7	24.6	(41.9)	2,496.4
Short-term investments	25.0	—	—	25.0
Total AFS investments	$2,538.7	$24.6	$(41.9)	$2,521.4

At December 31, 2017
Fixed maturity securities
U.S. Treasuries	$135.8	$2.0	$(0.8)	$137.0
U.S. Agencies	11.3	0.5	—	11.8
States and municipalities	617.0	25.5	—	642.5
Corporate securities	1,103.4	18.0	(3.4)	1,118.0
Residential mortgage-backed securities	388.3	3.6	(2.6)	389.3
Commercial mortgage-backed securities	106.5	0.4	(0.9)	106.0
Asset-backed securities	58.7	0.3	(0.2)	58.8
Total fixed maturity securities	2,421.0	50.3	(7.9)	2,463.4
Equity securities at fair value
Industrial and miscellaneous	100.8	81.5	(0.6)	181.7
Non-redeemable preferred (FHLB stock)	4.7	—	—	4.7
Other	11.2	12.7	—	23.9
Total equity securities at fair value	116.7	94.2	(0.6)	210.3
Short-term investments	4.0	—	—	4.0
Total AFS investments	$2,541.7	$144.5	$(8.5)	$2,677.7

(1)	Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.
The cost and estimated fair value of the Company's equity securities recorded at fair value at December 31, 2018 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At December 31, 2018
Equity securities at fair value
Industrial and miscellaneous	$114.6	$174.8
Other	17.3	25.1
Total equity securities at fair value	$131.9	$199.9
The amortized cost and estimated fair value of the Company's fixed maturity securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$141.8	$142.1
Due after one year through five years	856.9	856.3
Due after five years through ten years	794.3	784.3
Due after ten years	100.2	103.4
Mortgage and asset-backed securities	620.5	610.3
Total	$2,513.7	$2,496.4
The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of December 31, 2018 and 2017.

	December 31, 2018			December 31, 2017
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
Less than 12 months:	(dollars in millions)
Fixed maturity securities
U.S. Treasuries	$12.2	$(0.1)	7	$86.0	$(0.5)	28
States and municipalities	70.1	(0.7)	21	—	—	—
Corporate securities	624.4	(13.4)	205	307.6	(2.3)	113
Residential mortgage-backed securities	156.9	(2.5)	59	165.0	(0.8)	45
Commercial mortgage-backed securities	30.9	(0.5)	13	41.8	(0.2)	19
Asset-backed securities	25.1	(0.2)	18	29.3	(0.2)	25
Other securities	137.1	(5.7)	215	—	—	—
Total less than 12 months	$1,056.7	$(23.1)	538	$629.7	$(4.0)	230

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$72.7	$(1.1)	25	$23.4	$(0.3)	10
Corporate securities	193.7	(8.2)	69	53.2	(1.1)	17
Residential mortgage-backed securities	199.8	(7.3)	72	77.1	(1.8)	32
Commercial mortgage-backed securities	55.0	(2.0)	22	25.1	(0.7)	8
Asset-backed securities	16.5	(0.2)	17	—	—	—
Total 12 months or greater	$537.7	$(18.8)	205	$178.8	$(3.9)	67
At December 31, 2017, the Company also had $0.6 million of gross unrealized losses on twenty-four equity securities that were in a continuous loss position for less than 12 months.
The Company recognized impairments on fixed maturity securities of $3.3 million (consisting of sixty-six securities) and $0.5 million (consisting of nine securities) during the years ended December 31, 2018 and 2017, respectively, as a result of the Company's intent to sell these securities and/or the severity of the change in fair values of these securities. There were no other-than-temporary impairments recognized on fixed maturity securities during the year ended December 31, 2016. The Company determined that the remaining unrealized losses on fixed maturity securities at December 31, 2018, 2017, and 2016 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the lack of severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities at an amount less than their amortized cost.
The adoption of ASU 2016-01 removed the impairment assessment for equity securities at fair value, and, beginning in 2018, changes in fair value are included in net realized and unrealized gains and losses on investments on the Company's Consolidated Statements of Comprehensive Income. Prior to adoption of this standard, the Company recognized impairments on equity securities of $0.9 million (consisting of seven securities) and $5.8 million (consisting of thirty-seven securities) during the years ended December 31, 2017 and 2016, respectively. The other-than-temporary impairments recognized during these years were the result of the Company's intent to sell the securities and/or the severity and duration of the change in fair values of these securities. The impairments on equity securities in 2016 were primarily due to the downturn in the energy sector that occurred during the first quarter of 2016. Certain unrealized losses on equity securities during the years ended December 31, 2017 and 2016 were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers, and the Company's intent to hold the securities until fair value recovers to above cost.
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
Net realized gains on investments and the change in unrealized gains (losses) on the Company's investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI, before tax
		(in millions)
Year Ended December 31, 2018
Fixed maturity securities	$2.2	$(4.0)	$(59.7)	$(1.8)	$(59.7)
Equity securities	15.9	(1.6)	(25.6)	(11.3)	—
Total investments	$18.1	$(5.6)	$(85.3)	$(13.1)	$(59.7)

Year Ended December 31, 2017
Fixed maturity securities	$4.7	$(2.2)	$3.9	$2.5	$3.9
Equity securities	9.3	(4.4)	17.5	4.9	17.5
Total investments	$14.0	$(6.6)	$21.4	$7.4	$21.4

Year Ended December 31, 2016
Fixed maturity securities	$1.9	$(0.7)	$(28.9)	$1.2	$(28.9)
Equity securities	16.6	(6.6)	14.9	10.0	14.9
Total investments	$18.5	$(7.3)	$(14.0)	$11.2	$(14.0)
Net investment income was as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Fixed maturity securities	$76.0	$70.4	$68.5
Equity securities	6.5	6.9	7.4
Short-term investments	0.3	0.1	—
Cash equivalents and restricted cash	2.0	0.6	0.4
Gross investment income	84.8	78.0	76.3
Investment expenses	(3.6)	(3.4)	(3.1)
Net investment income	$81.2	$74.6	$73.2
The Company is required by various state laws and regulations to hold securities or letters of credit in depository accounts with certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of December 31, 2018 and 2017, securities having a fair value of $867.7 million and $1,009.7 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $140.0 million of securities on deposit as of December 31, 2018 (see Note 11).
Certain reinsurance contracts require the Company's funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at December 31, 2018 and 2017 was $23.2 million and $24.5 million, respectively.

7. Property and Equipment
Property and equipment consists of the following:

	As of December 31,
	2018	2017
	(in millions)
Furniture and equipment	$3.3	$1.7
Leasehold improvements	3.2	2.9
Computers and software	61.9	54.2
Automobiles	1.1	1.1
Property and equipment, gross	69.5	59.9
Accumulated depreciation	(51.3)	(46.0)
Property and equipment, net	$18.2	$13.9
Depreciation expenses related to property and equipment for the years ended December 31, 2018, 2017, and 2016 were $6.1 million, $7.9 million, and $8.2 million, respectively. Internally developed software costs of $2.9 million and $2.1 million were capitalized during each of the years ended December 31, 2018 and 2017, respectively.
Additionally, in 2017, the Company wrote-off $7.5 million of previously capitalized costs relating to the development of information technology capabilities that had not yet been placed in service, which is recognized in Other expenses in the Company's Consolidated Statements of Comprehensive Income. The Company incurred this charge as part of a continual evaluation of its ongoing technology initiatives.
Cloud Computing Arrangements
The Company capitalized $26.0 million of service contract fees and implementation costs associated with hosting arrangements on the Company's Consolidated Balance Sheets as of December 31, 2018. The Company had no capitalized assets associated with hosting arrangements as of December 31, 2017. Total amortization for hosting arrangements for the year ended December 31, 2018 was $0.8 million.
8. Income Taxes
The Company files a consolidated federal income tax return. The insurance subsidiaries pay premium taxes on premiums in lieu of some states' income or franchise taxes.
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
The Company's provision for income taxes consisted of the following:

	Years Ended December 31,
	2018	2017	2016
Current tax expense:	(in millions)
Federal	$13.2	$17.9	$20.3
State	0.6	0.7	0.3
Total current tax expense	13.8	18.6	20.6
Deferred federal tax expense:
Impact of tax Enactment	(0.4)	7.0	—
Other	14.8	17.2	13.4
Total deferred federal tax expense	14.4	24.2	13.4
Income tax expense	$28.2	$42.8	$34.0

The differences between the statutory federal tax rate of 21% for 2018 and 35% for 2017 and 2016 and the Company's effective tax rate on net income before income taxes as reflected in the Consolidated Statements of Comprehensive Income were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Expense computed at statutory rate	$35.6	$50.4	$49.3
Tax-advantaged investment income	(2.9)	(7.6)	(8.5)
LPT deferred gain amortization	(2.6)	(4.0)	(4.7)
Stock based compensation	(1.4)	(3.4)	(1.6)
LPT Reserve Adjustment	(0.5)	—	(1.1)
Impact of tax Enactment	(0.4)	7.0	—
Other	0.4	0.4	0.6
Income tax expense	$28.2	$42.8	$34.0
The LPT Reserve Adjustments for the years ended December 31, 2018 and 2016 increased GAAP net income by $2.2 million and $3.1 million, respectively, but did not affect taxable income. There were no LPT Reserve Adjustments in 2017. The LPT Contingent Commission Adjustments increased net income by $0.5 million, $0.3 million, and $1.8 million during 2018, 2017, and 2016, respectively, but did not increase taxable income.
As of December 31, 2018 and 2017, 2016 the Company had no material unrecognized tax benefits.
The Company made cash payments of $4.2 million, $21.3 million and $13.7 million for income taxes during the years ended December 31, 2018, 2017, and 2016, respectively.
Tax years 2015 through 2018 remained open and are subject to full examination by the federal taxing authority. The significant components of deferred income taxes, net, were as follows as of December 31:

	2018		2017
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Unrealized capital gains, net	$—	$10.6	$—	$28.5
Deferred policy acquisition costs	—	10.3	—	9.7
Intangible assets	—	1.6	—	1.7
Loss reserve discounting for tax reporting	31.1	—	29.0	—
Unearned premiums	13.3	—	12.8	—
Allowance for bad debt	1.4	—	2.1	—
Stock-based compensation	2.9	—	2.5	—
Accrued liabilities	4.9	—	4.2	—
Minimum tax credit	—	—	20.0	—
Other	2.6	6.8	2.8	4.8
Total	$56.2	$29.3	$73.4	$44.7
Deferred income taxes, net	$26.9		$28.7
Enactment had no impact on the amount of the Company's minimum tax credit as of December 31, 2018. Despite a repeal of the corporate alternative minimum tax, the Company's minimum tax credit was fully recognized in the year ended December 31, 2018.
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
The Company is required to discount its loss and LAE reserves for federal income tax purposes. The Company’s income tax deduction associated with its loss and LAE reserves is discounted using interest rates prescribed by the U.S. Treasury, as well as established loss payment patterns. Enactment changed the prescribed interest rates to rates based on corporate bond yield curves and extends the time periods associated with loss payment patterns, which resulted in an acceleration of future income tax payments. These changes became effective for tax years beginning after 2017 and are subject to a transition rule that spreads the additional tax payment from the amount determined by applying these changes over the eight years beginning in 2018. This item is a taxable temporary difference and had no direct impact on the Company’s total income tax expense for 2017 or future years. The Company has followed the guidance of Revenue Procedure 2019-06 to complete its accounting for loss reserve discounting.
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
The Company's Internal Actuary prepares reserve estimates for all accident years using our own historical claims data, industry data and many of the generally accepted actuarial methodologies for estimating loss reserves, such as paid loss development methods, incurred loss development methods, and Bornhuetter-Ferguson methods. These methods vary in their responsiveness to different information, characteristics, and dynamics in the data, and the results assist the actuary in considering these characteristics and dynamics in the historical data. The methods employed for each segment of claims data, and the relative weight accorded to each method, vary depending on the nature of the claims segment and on the age of the claims.
Each actuarial methodology requires the selection and application of various parameters and assumptions. The key parameters and assumptions include: the pattern with which our aggregate claims will be paid or emerge over time; the magnitude and changes in claim settlement activity, claims cost inflation rates; the effects of legislative benefit changes and/or judicial changes; and trends in the frequency of claims, both overall and by severity of claim. The Company believes the pattern with which our aggregate data will be paid or emerge over time, claim settlement activity, claims cost inflation rates, and claim frequencies are the most important parameters and assumptions.
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Unpaid losses and LAE at beginning of period	$2,266.1	$2,301.0	$2,347.5
Less reinsurance recoverable on unpaid losses and LAE	537.0	580.0	628.2
Net unpaid losses and LAE at beginning of period	1,729.1	1,721.0	1,719.3
Losses and LAE, net of reinsurance, incurred during the period related to:
Current year	457.5	447.3	452.9
Prior years(1)	(66.2)	(18.5)	(18.4)
Total net losses and LAE incurred during the period(1)	391.3	428.8	434.5
Paid losses and LAE, net of reinsurance, related to:
Current year	93.0	76.9	78.7
Prior years(2)	323.9	343.8	354.1
Total net paid losses and LAE during the period(2)	416.9	420.7	432.8
Ending unpaid losses and LAE, net of reinsurance	1,703.5	1,729.1	1,721.0
Reinsurance recoverable on unpaid losses and LAE	504.4	537.0	580.0
Unpaid losses and LAE at end of period	$2,207.9	$2,266.1	$2,301.0

(1)
Losses and LAE, net of reinsurance, incurred during the period related to prior years and Total net losses and LAE incurred during the period included in the above table excludes the impact of the amortization of the Deferred Gain and LPT Reserve Adjustments (Note 10). Including these amounts, Losses and LAE, net of reinsurance, incurred during the period related to prior years was $(80.8) million, $(30.1) million, and $(35.0) million and Total net losses and LAE incurred during the period was $376.7 million, $417.2 million, and $417.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

(2)
Paid losses and LAE, net of reinsurance, related to prior years and Total net paid losses and LAE during the period included in the above table excludes the impact of the amortization of the Deferred Gain and LPT Reserve Adjustments (Note 10). Including these amounts, Paid losses and LAE, net of reinsurance, related to prior years was $309.3 million, $332.2 million, and $337.5 million and Total net paid losses and LAE during the period was $402.4 million, $409.1 million, and $416.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

In 2018, the Company had $66.2 million of favorable prior accident year loss development, which included $65.5 million of favorable development on its voluntary risk business and $0.7 million of favorable development related to its assigned risk business. In 2017, the Company had $18.5 million of favorable prior accident year loss development, which included $17.4 million of favorable development on its voluntary risk business and $1.1 million of favorable development related to its assigned risk business. In 2016, the Company had $18.4 million of favorable prior accident year loss development, which included $17.0 million of favorable development on its voluntary risk business and $1.4 million of favorable development related to its assigned risk business. The favorable prior accident year loss development on voluntary business in these years was the result of the Company's determination that adjustments were necessary to reflect observed favorable paid loss trends. Paid loss trends have been impacted by cost savings associated with accelerated claims settlement activity that began in 2014 and continued through 2018.
In California, where the Company's operations began in 2002, the actuaries' and management's initial expectations of ultimate losses and patterns of loss emergence and payment were based on benchmarks derived from analyses of historical insurance industry data in California. No historical data from the Company's California insurance subsidiary existed prior to July 1, 2002; however, some historical data was available for the prior years for some of the market segments the Company entered in California, but was limited as to the number of loss reserve evaluation points available. The industry-based benchmarks were judgmentally adjusted for the anticipated impact of significant environmental changes, specifically the enactment of major changes to the statutory workers' compensation benefit structure and the manner in which claims are administered and adjudicated in California. The actual emergence and payment of claims by the Company's California insurance subsidiary have been more favorable than those initial expectations through 2008, due in part to the enactment of the major changes in the California workers' compensation environment. The Company's recent loss experience, from 2010 through 2016, indicates an upward trend in medical and indemnity costs that are reflected in its loss reserves. Loss experience in 2017 indicated a slight downward movement in medical and indemnity costs per claim. The Company's indemnity claims frequency (the number of claims expressed as a percentage of payroll) continued to decrease year-over-year for the past three years; however, in 2018, the Company saw an upward movement in medical and indemnity costs per claim that is reflected in the Company's current accident year loss estimate. The Company's reserve estimates assume that increasing medical cost trends will continue and will impact the Company's long-term claims costs and loss reserves.

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
Loss reserves shown in the Company's Consolidated Balance Sheets are net of $34.4 million and $35.0 million for anticipated subrogation recoveries as of December 31, 2018 and 2017, respectively.
The Company compiles and aggregates its claims data by grouping the claims according to the year in which the claim occurred (“accident year”) when analyzing claim payment and emergence patterns and trends over time. For the purposes of defining claims frequency, the number of reported claims includes any claim that has case reserves and/or loss and LAE payments associated with them.
The Company analyzed the usefulness of disaggregation of its results and determined the characteristics associated with the policies and the related unpaid loss reserves, incurred losses, and payment patterns are similar in nature. As such, the following tables show the Company's historical incurred and cumulative paid losses and LAE development, net of reinsurance, as well as IBNR loss reserves and the number of reported claims on an aggregated basis as of December 31, 2018 for each of the previous 10 accident years.

	Incurred Losses and LAE, Net of Reinsurance
	Years Ended December 31,										As of December 31, 2018
Accident Year	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018	IBNR	Cumulative number of reported claims
	(in millions, except claims counts)
2009	$255.4	$266.9	$279.0	$280.1	$283.6	$283.7	$291.2	$290.5	$290.5	$287.9	$11.0	22,681
2010		204.9	224.4	228.1	246.1	250.2	262.0	259.9	258.8	255.2	16.7	18,540
2011			253.7	267.3	272.0	277.4	296.3	292.6	288.8	287.8	24.0	19,578
2012				348.8	359.9	360.9	386.4	388.2	382.8	379.8	41.1	25,989
2013					452.6	460.6	478.6	472.6	468.9	464.6	61.2	28,869
2014						463.4	445.8	432.9	434.6	430.5	72.2	28,524
2015							422.2	425.8	423.9	419.6	78.7	27,135
2016								419.0	414.6	395.4	94.4	25,621
2017									412.4	391.3	145.1	24,746
2018										422.5	220.0	23,617
Total										$3,734.7

	Cumulative Paid Losses and LAE, Net of Reinsurance
	Years Ended December 31,
Accident Year	2009(1)	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018
	(in millions)
2009	$59.0	$130.6	$174.1	$202.0	$219.3	$232.1	$242.3	$249.5	$255.1	$258.7
2010		47.1	105.6	143.8	171.7	190.7	206.2	215.4	221.3	226.5
2011			47.4	115.1	162.6	193.8	217.5	230.1	238.2	243.8
2012				58.6	148.3	214.2	261.4	289.9	305.0	316.9
2013					68.5	184.4	263.8	317.4	346.1	365.9
2014						65.3	172.7	248.9	297.2	323.4
2015							65.5	174.5	246.9	290.5
2016								65.6	166.8	227.7
2017									63.5	160.2
2018										77.9
Total										$2,491.6
All outstanding liabilities for unpaid losses and LAE prior to 2009, net of reinsurance										371.5
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance										$1,614.6

(1)	Data presented for these calendar years is required supplementary information, which is unaudited.
The following table represents a reconciliation of claims development to the aggregate carrying amount of the liability for unpaid losses and LAE:

December 31, 2018
(in millions)
Liabilities for unpaid losses and LAE, net of reinsurance	$1,614.6
Reinsurance recoverable on unpaid losses	504.4
Unallocated LAE (adjusting and other)	88.9
Total liability for unpaid losses and LAE	$2,207.9
The following table presents the average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2018 and is presented as required supplementary information, which is unaudited:

Average Annual Percentage Payout of Claims by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
16.8%	24.6%	16.4%	11.0%	6.9%	4.6%	3.3%	2.3%	2.0%	1.3%
10. Reinsurance
The Company purchases reinsurance from third parties in the normal course of its business in order to manage its exposures. The Company's reinsurance coverage is provided on both a quota share and excess of loss basis.
The effects of reinsurance on the Company's written and earned premiums and on its losses and LAE incurred were as follows:

	Years Ended December 31,
	2018		2017		2016
	Written	Earned	Written	Earned	Written	Earned
	(in millions)
Direct premiums	$739.0	$727.2	$719.5	$712.5	$691.0	$691.0
Assumed premiums	9.9	10.0	10.2	10.0	10.4	10.6
Gross premiums	748.9	737.2	729.7	722.5	701.4	701.6
Ceded premiums	(6.1)	(6.1)	(6.0)	(6.0)	(6.8)	(6.8)
Net premiums	$742.8	$731.1	$723.7	$716.5	$694.6	$694.8
Ceded losses and LAE incurred	$9.5		$(0.5)		$0.1

Ceded losses and LAE incurred includes the amortization of the Deferred Gain, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments.
Excess of Loss Reinsurance
The Company has consistently maintained excess of loss reinsurance coverage to protect it against the impact of large and/or catastrophic losses in its workers' compensation business. The Company currently maintains reinsurance for losses from a single occurrence or catastrophic event in excess of $10.0 million and up to $200.0 million, subject to certain exclusions. This current reinsurance program is effective July 1, 2018 through June 30, 2019. The coverage under the Company's annual reinsurance programs that ended July 1, 2018 and 2017 was $190.0 million, in excess of its $10.0 million retention on a per occurrence basis. The reinsurance coverage includes coverage for acts of terrorism, excluding nuclear, biological, chemical, and radiological events. Any liability outside the coverage limits of the reinsurance program is retained by the Company.
LPT Agreement
Recoverables from reinsurers on unpaid losses and LAE amounted to $504.4 million and $537.0 million at December 31, 2018 and 2017, respectively. At each of December 31, 2018 and 2017, $408.2 million and $438.9 million, respectively, of those recoverables was related to the LPT Agreement that was entered into in 1999 by the Fund and assumed by EICN. Under the LPT Agreement, substantially all of the Fund's losses and LAE on claims incurred prior to July 1, 1995 have been ceded to three unaffiliated reinsurers on a 100% quota share basis. Investments totaling $311.6 million and $380.8 million at December 31, 2018 and 2017, respectively, have been placed in trust by the three reinsurers as security for payment of the reinsured claims. Under the LPT Agreement, initially $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. Through December 31, 2018, the Company has paid losses and LAE claims totaling $773.7 million related to the LPT Agreement.
The Company amortized $11.9 million, $11.3 million, and $11.7 million of the Deferred Gain for the years ended December 31, 2018, 2017, and 2016, respectively. Additionally, the Deferred Gain was reduced by $2.2 million and $3.1 million for the years ended December 31, 2018 and 2016, respectively, due to favorable LPT Reserve Adjustments and by $0.5 million, $0.3 million, and $1.8 million for the years ended December 31, 2018, 2017, and 2016, respectively, due to favorable LPT Contingent Commission Adjustments (Note 2).
11. Notes Payable and Other Financing Arrangements
Notes payable is comprised of the following:

	December 31,
	2018	2017
	(in millions)
Dekania Surplus Note, due April 29, 2034	$10.0	$10.0
Alesco Surplus Note, due December 15, 2034	10.0	10.0
Total	$20.0	$20.0
EPIC has a $10.0 million surplus note to Dekania CDO II, Ltd. issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Both the payment of interest and repayment of the principal under this note and the surplus notes described in the succeeding two paragraphs are subject to the prior approval of the Florida Department of Financial Services. Interest paid during each of the years ended December 31, 2018, 2017, and 2016 was $0.7 million, $0.6 million, and $0.5 million. Interest accrued as of December 31, 2018 and 2017 was $0.1 million.
EPIC has a $10.0 million surplus note to Alesco Preferred Funding V, LTD issued as part of a pooled transaction. The note matures in 2034 and became callable by the Company in 2009. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR. Interest paid during each of the years ended December 31, 2018, 2017, and 2016 was $0.6 million, $0.5 million, and $0.5 million, respectively. Interest accrued as of December 31, 2018 and 2017 was less than $0.1 million.
EPIC had a $12.0 million surplus note to ICONS, Inc. issued as part of a pooled transaction. This note was purchased by EHI in 2017 for $9.9 million, resulting in a $2.1 million gain. As a result of EHI's purchase of the note, it was no longer considered outstanding on a consolidated basis at December 31, 2017. The note was formally redeemed and retired by EPIC in May 2018. Interest paid to third parties during each of the years ended December 31, 2017 and 2016 was $0.3 million and $0.6 million, respectively.

Principal payment obligations on notes payable outstanding at December 31, 2018, were as follows:

Year	Principal Due
(in millions)
2019 - 2023	$—
Thereafter	20.0
Total	$20.0
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
FHLB membership also allows the Company's insurance subsidiaries access to standby letters of credit. On March 9, 2018, ECIC, EPIC, and EAC entered into standby Letter of Credit Reimbursement Agreements (Letter of Credit Agreements) with the FHLB. The Letter of Credit Agreements are between the FHLB and each of EAC, in the amount of $40.0 million, ECIC, in the amount of $50.0 million, and EPIC, in the amount of $50.0 million. The Letter of Credit Agreements became effective March 9, 2018 and expire March 31, 2019; however, the Letter of Credit Agreements will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of December 31, 2018 letters of credit totaling $140.0 million were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements.
As of December 31, 2018, investment securities having a fair value of $244.1 million were pledged to the FHLB by the Company's insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.
12. Commitments and Contingencies
Leases
The Company leases office facilities and certain equipment under operating and capital leases. Most leases have renewal options, typically with increased rental rates during the option period. Certain of these leases contain options to purchase the property at amounts that approximate fair market value; other leases contain options to purchase at a bargain purchase price. At December 31, 2018, the remaining lease terms expire over the next nine years.
The future lease payments for the next five years on these non-cancellable operating and capital leases at December 31, 2018, were as follows:

Year	Operating Leases	Capital Leases
	(in millions)
2019	$5.3	$0.3
2020	4.4	0.3
2021	2.9	0.2
2022	1.9	0.1
2023	1.8	—
Thereafter	6.2	—
Total	$22.5	$0.9
Included in the future minimum capital lease payments are future interest charges of $0.2 million. Facilities rent expense was $5.0 million, $4.8 million, and $4.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Property held under capital leases is included in property and equipment as follows:

Asset Class	2018	2017
	(in millions)
Automobiles	1.1	1.1
Accumulated amortization	(0.4)	(0.3)
Total	$0.7	$0.8

Contingencies Surrounding Insurance Assessments
All of the states where the Company's insurance subsidiaries are licensed to transact business require property and casualty insurers doing business within the respective state to pay various insurance assessments. The Company accrues a liability for estimated insurance assessments as direct premiums are written, losses are recorded, or as other events occur in accordance with various states' laws and regulations, and defers these costs and recognizes them as an expense as the related premiums are earned. The Company had an accrued liability for guaranty fund assessments, second injury funds assessments, and other insurance assessments totaling $18.6 million and $12.4 million as of December 31, 2018 and 2017, respectively. These liabilities are generally expected to be paid over one to eighty year periods based on individual state's regulations. The Company also recorded an asset of $14.9 million and $14.1 million, as of December 31, 2018 and 2017, respectively, for prepaid policy charges still to be collected in the future from policyholders, or assessments that may be recovered through a reduction in future premium taxes in certain states. These assets are expected to be realized over one to ten year periods in accordance with their type and each individual state's regulations.
Capital Commitment
As of December 31, 2018, the Company had an unfunded commitment to invest $50.0 million into a private investment fund.
13. Stockholders' Equity
Stock Repurchase Programs
On February 21, 2018, the Board of Directors authorized a share repurchase program for up to $50.0 million of the Company's common stock from February 26, 2018 through February 26, 2020 (the 2018 Program). The Company expects that its common stock may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2018 Program may be commenced, modified, or suspended from time-to-time without prior notice, and the 2018 Program may be suspended or discontinued at any time. Through December 31, 2018, the Company has repurchased a total of 112,528 shares of common stock at an average price of $40.95 per share, including commissions, for a total of $4.6 million under the 2018 Program.
Since the Company's initial public offering in January 2007 through December 31, 2018, the Company has repurchased a total of 24,209,883 shares of common stock at an average cost per share of $16.04 through various stock repurchase programs, which is reported as treasury stock, at cost, on its Consolidated Balance Sheets.
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
As of December 31, 2018, the only incentive awards outstanding under the Plan were nonqualified stock options, RSUs, and PSUs.

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

	Years Ended December 31,
	2018	2017	2016
Stock-based compensation expense related to:	(in millions)
Stock options	$0.3	$0.5	$0.7
RSUs	2.5	2.0	1.9
PSUs	6.5	4.3	3.2
Total	9.3	6.8	5.8
Less: related tax benefit	2.0	2.4	2.0
Net stock-based compensation expense	$7.3	$4.4	$3.8
Stock Options
The fair value of the stock options granted is estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. During the year ended December 31, 2016, the expected stock price volatility used to value the stock options granted in 2016 was based on the volatility of the Company's historical stock price since February 2007. No stock options were granted in 2018 or 2017. The expected term of the stock options granted in 2016 was calculated using the 'plain-vanilla' calculation provided in the guidance of the SEC's SAB No. 107. The dividend yield was calculated using amounts authorized by the Board of Directors. The risk-free interest rate is the yield on the grant date of the stock options of U.S. Treasury zero coupon securities with a maturity comparable to the expected term of the stock options.
The Company anticipates issuing new shares of common stock upon the exercise of its outstanding stock options.
The fair value of the stock options granted during the year ended December 31, 2016 was calculated using the following weighted average assumptions:

2016
Expected volatility	38.0%
Expected life (in years)	4.8
Dividend yield	1.3%
Risk-free interest rate	1.4%
Weighted average grant date fair values of stock options granted	$8.46
Changes in outstanding stock options for the year ended December 31, 2018 were as follows:

	Number of Stock Options	Weighted-Average Price	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2015	1,121,545	$18.31	2.8 years
Granted	67,431	27.72	6.2 years
Exercised	(586,132)	16.39
Expired	(6,075)	22.48
Forfeited	(32,673)	24.35
Stock options outstanding at December 31, 2016	564,096	21.04	3.3 years
Exercised	(307,076)	19.44
Forfeited	(9,673)	24.45
Stock options outstanding at December 31, 2017	247,347	22.90	3.4 years
Exercised	(57,091)	20.17
Forfeited	—	—
Stock options outstanding at December 31, 2018	190,256	23.71	2.7 years
Exercisable at December 31, 2018	149,327	22.95	2.4 years

At December 31, 2018, the Company had yet to recognize $0.2 million of unamortized expense related to stock option grants and expects to recognize these costs on a straight-line basis over the next 15 months. The fair value of stock options vested and the intrinsic value of outstanding and exercisable stock options as of December 31, were as follows:

	2018	2017	2016
	(in millions)
Fair value of stock options vested	$0.4	$0.6	$0.8
Intrinsic value of outstanding stock options	3.4	5.3	10.6
Intrinsic value of exercisable stock options	2.8	3.6	7.6
The intrinsic value of stock options exercised was $1.4 million, $7.6 million, and $7.6 million for the years ended December 31, 2018, 2017, and 2016.
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
Changes in outstanding RSUs for the year ended December 31, 2018 were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2015	319,033	$20.71
Granted	100,218	28.20
Forfeited	(21,872)	24.87
Vested	(72,995)	21.56
RSUs outstanding at December 31, 2016	324,384	22.55
Granted	87,276	37.94
Forfeited	(13,711)	29.28
Vested	(102,785)	22.89
RSUs outstanding at December 31, 2017	295,164	26.67
Granted	87,857	40.26
Forfeited	(3,370)	33.51
Vested	(129,351)	24.53
RSUs outstanding at December 31, 2018	250,300	32.45
Vested but unsettled RSUs at December 31, 2018	67,620	23.35
At December 31, 2018, the Company had yet to recognize $4.7 million of unamortized expense related to outstanding RSUs and expects to recognize these costs on a straight-line basis over the next 39 months. The grant date fair value of RSUs vested and the intrinsic value of vested RSUs for the years ended December 31, were as follows:

	2018	2017	2016
	(in millions)
Grant date fair value of RSUs vested	$3.2	$2.4	$1.6
Intrinsic value of RSUs vested	5.5	4.3	2.1
The intrinsic value of outstanding RSUs was $10.5 million, $13.1 million, and $12.8 million at December 31, 2018, 2017, and 2016.

PSUs
The Company has awarded PSUs to certain employees of the Company as follows:

Date of Grant	Target Number Awarded	Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2016(1)	97,236	$27.72	$2.7
March 2017(1)	97,440	37.60	3.7
March 2018(1)	96,940	40.30	3.9

(1)
The PSUs awarded in March 2016, 2017, and 2018 were awarded to certain employees of the Company and have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The values shown in the table represent the aggregate number of PSUs awarded at the target level.

At December 31, 2018, the Company had yet to recognize $5.5 million of unamortized expense related to PSU grants and expects to recognize these costs on a straight-line basis over the next 24 months. This is based on the expectation of the Company achieving a 200% of target rate for the 2016 PSUs, a 200% of target rate for the 2017 PSUs, and a 125% of target rate for the 2018 PSUs.
15. Statutory Matters
Statutory Financial Data
The combined capital stock, surplus, and net income of the Company's insurance subsidiaries (EICN, ECIC, EPIC, and EAC), prepared in accordance with the statutory accounting practices (SAP) of the National Association of Insurance Commissioners (NAIC) as well as SAP permitted by the states of California, Florida, and Nevada, were as follows:

	December 31,
	2018	2017
	(in millions)
Capital stock and unassigned surplus	$558.5	$510.6
Paid in capital	349.4	349.8
Surplus notes	20.0	32.0
Total statutory surplus	$927.9	$892.4
Net income for the Company's insurance subsidiaries prepared in accordance with SAP for the years ended December 31, 2018, 2017 and 2016 was $159.3 million, $116.8 million, and $101.4 million, respectively.
Treatment of the LPT Agreement, deferred policy acquisition costs, fair value of financial instruments, and the surplus notes (see Notes 5, 10, and 11) are the primary differences in the SAP-basis capital stock and total surplus of the insurance subsidiaries of $927.9 million and $892.4 million, and the GAAP-basis equity of the Company of $1,018.2 million and $947.7 million as of December 31, 2018 and 2017, respectively. Under SAP accounting, the retroactive reinsurance gain resulting from the LPT Agreement is recorded as a special component of surplus (special surplus funds) in the initial year of the contract, and not reported as unassigned surplus until the Company has recovered amounts in excess of the original consideration paid. The special surplus funds are also reduced by the amount of extraordinary dividends as approved by the Nevada Division of Insurance. Under SAP, the surplus notes are recorded as a separate component of surplus. Under SAP, changes to the estimated contingent profit commission under the LPT Agreement are reflected in commission expense in the period that the estimate is revised.
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
Nevada law limits the payment of cash dividends by EICN to its parent by providing that payments cannot be made except from available and accumulated surplus, otherwise unrestricted (unassigned), and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend prohibited by these restrictions may only be declared and distributed as an extraordinary dividend upon the prior approval of the Nevada Commissioner of Insurance (Nevada Commissioner). EICN may not pay such an extraordinary dividend or make an extraordinary distribution until the Nevada Commissioner either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the lesser of: (a) 10% of EICN's statutory surplus as regards to policyholders at the next preceding December 31; or (b) EICN's statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31. As of December 31, 2018, EICN had positive unassigned surplus of $195.3 million. During 2018, EICN paid an ordinary dividend in the amount of $17.7 million to its parent company, EGI. As a result of that payment, EICN can pay $2.1 million of dividends through January 25, 2019 and $19.8 million thereafter without regulatory approval, provided that no dividends are paid prior to January 25, 2019.
Under Florida law, without regulatory approval, EPIC and EAC may pay dividends if they do not exceed the greater of: the lesser of 10% of surplus or net income, not including realized capital gains, plus a 2-year carry forward; 10% of surplus, with dividends payable limited to unassigned funds minus 25% of unrealized capital gains; or, the lesser of 10% of surplus or net investment income plus a 3-year carry forward with dividends payable limited to unassigned funds minus 25% of unrealized capital gains. During 2018, EAC paid an ordinary dividend in the amount of $18.9 million to its parent company, EGI. As a result of that payment, EAC can pay $0.9 million of dividends through May 18, 2019 and $19.8 million thereafter without regulatory approval from the Florida Office of Insurance Regulation (FOIR), provided that no dividends are paid prior to May 18, 2019. During 2018, EPIC did not pay any dividends. The maximum dividends that may be paid in 2019 by EPIC without prior regulatory approval from the FOIR is $19.0 million.
ECIC is subject to regulation by the California Department of Insurance (California DOI). The ability of ECIC to pay dividends was further limited by restrictions imposed by the California DOI in its approval of the Company's October 1, 2008 reinsurance pooling agreement. Under that approval: (a) ECIC must initiate discussions of its business plan with the California DOI if its net written premium to policyholder surplus ratio exceeds 1.5 to 1; (b) ECIC will not exceed a ratio of net written premium to policyholder surplus of 2 to 1 without approval of the California DOI; (c) if at any time ECIC's policyholder surplus decreases to 80% or less than the September 30, 2008 balance, ECIC shall cease issuing new policies in California, but may continue to renew existing policies until it has (i) received a capital infusion to bring its surplus position to the same level as that as of September 30, 2008 and (ii) submitted a new business plan to the California DOI; (d) ECIC will maintain a risk based capital (RBC) level of at least 350% of the authorized control level; (e) should ECIC fail to comply with any commitments listed herein, ECIC will consent to any request by the California DOI to cease issuing new policies in California, but may continue to renew existing policies until such time that as ECIC is able to achieve full compliance with each commitment; and (f) the obligations listed shall only terminate with the written consent of the California DOI. During the years ended December 31, 2018, 2017, and 2016, ECIC was in compliance with these requirements.
Additionally, the California Insurance Holding Company System Regulatory Act limits the ability of ECIC to pay dividends to its parent. California law provides that, absent prior approval of the California Insurance Commissioner, dividends may only be declared from earned surplus. For purpose of this statute, earned surplus excludes amounts (1) derived from net appreciation in the value of assets not yet realized, or (2) derived from an exchange of assets, unless the assets received are currently realizable in cash. In addition, California law provides that the appropriate insurance regulatory authorities in the state of California must approve (or, within a 30-day notice period, not disapprove) any dividend that, together with all other such dividends paid during the preceding 12 months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards to policyholders at the preceding December 31; or (b) 100% of net income for the preceding year. During 2018, ECIC paid an ordinary dividend in the amount of $48.4 million to its parent company, EGI. As a result of that payment, ECIC can pay $8.8 million of dividends through September 5, 2019 and $57.2 million thereafter without prior regulatory approval, provided that no dividends are paid prior to September 5, 2019.
EPIC and EAC are subject to regulation by the Florida Department of Financial Services (FDFS). Florida statute Section 624.408 requires EPIC and EAC to maintain minimum capital and surplus of the greater of $4.0 million or 10% of total liabilities. Florida statute Section 624.4095 requires EPIC and EAC to maintain a ratio of written premiums, defined as 1.25 times written premiums, to surplus of no greater than 10-to-1 for gross written premiums and 4-to-1 for net written premiums. During the years ended December 31, 2018, 2017, and 2016, EPIC and EAC were in compliance with these statutes.
Additionally, EICN, ECIC, EPIC, and EAC are required to comply with RBC requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. As of December 31, 2018, 2017, and 2016, EICN, ECIC, EPIC, and EAC each had total adjusted capital above all regulatory action levels.

16. Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income is comprised of unrealized (losses) gains on investments classified as available-for-sale, net of deferred tax expense. Beginning in 2018, with the adoption of ASU No. 2016-01, the Company's investments in equity securities at fair value are no longer considered to be AFS and are reported at fair value with unrealized gains and losses included in Net realized and unrealized (losses) gains on investments on the Company's Consolidated Statements of Comprehensive Income. Prior to 2018, investments in equity securities at fair value were classified as AFS and changes in fair value were excluded from earnings and reported in accumulated other comprehensive (loss) income. The following table summarizes the components of Accumulated other comprehensive (loss) income:

	Years Ended December 31,
	2018	2017
	(in millions)
Net unrealized (losses) gains on investments, before taxes	$(17.3)	$136.0
Deferred tax benefit (expense) on net unrealized (losses) gains	3.6	(28.6)
Total accumulated other comprehensive (loss) income	$(13.7)	$107.4
17. Employee Benefit and Retirement Plans
The Company maintains a 401(k) defined contribution plan covering all eligible Company employees (the Employers 401(k) Plan). Under the Employers 401(k) Plan, the Company's safe harbor matching consists of 100% matching contribution on salary deferrals up to 3% of compensation and then 50% matching contribution on salary deferrals from 3% to 5% of compensation. The Company's matching contribution to the Employers 401(k) Plan was $2.0 million, $1.9 million, and $1.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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
The following table presents the net income and the weighted average shares outstanding used in the earnings per share common share calculations.

	Years Ended December 31,
	2018	2017	2016
	(in millions, except share data)
Net income	$141.3	$101.2	$106.7
Weighted average number of shares outstanding–basic	32,884,828	32,501,576	32,434,580
Effect of dilutive securities:
Stock options	97,810	208,602	246,562
PSUs	268,030	271,738	222,594
RSUs	60,669	78,844	73,099
Dilutive potential shares	426,509	559,184	542,255
Weighted average number of shares outstanding–diluted	33,311,337	33,060,760	32,976,835

Diluted earnings per share excludes those outstanding stock options and any other common stock equivalents in periods where the inclusion of such stock options and common stock equivalents would be anti-dilutive. The following table presents the number of stock options, PSUs and RSUs that were excluded from the Company's calculation of diluted earnings per share.

	Years Ended December 31,
	2018	2017	2016
Stock options excluded as the exercise price was greater than the average market price	—	—	—
Stock options excluded under the treasury method, as the potential proceeds on settlement or exercise was greater than the value of shares acquired	—	—	89,221
19. Selected Quarterly Financial Data (Unaudited)
Quarterly results for the years ended December 31, 2018 and 2017 were as follows:

	2018 Quarters Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
Net premiums earned	$176.6	$178.0	$192.9	$183.6
Net realized and unrealized (losses) gains on investments	(8.0)	5.7	15.6	(26.4)
Losses and loss adjustment expenses	95.4	87.8	106.6	86.9
Commission expense	23.7	24.5	24.8	21.2
Underwriting and other operating expenses	39.2	40.1	38.8	40.4
Income tax expense	3.8	8.8	10.7	4.9
Net income	25.6	42.5	47.6	25.6
Earnings per common share:
Basic	0.78	1.29	1.45	0.78
Diluted	0.77	1.28	1.43	0.77

	2017 Quarters Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
Net premiums earned	$175.3	$171.7	$187.9	$181.6
Net realized gains on investments	2.2	1.1	4.1	—
Losses and loss adjustment expenses	109.0	106.1	116.9	85.2
Commission expense	21.5	21.5	23.7	24.7
Underwriting and other operating expenses	35.9	32.6	33.6	37.8
Other expenses	—	—	7.5	—
Income tax expense	6.3	7.8	7.0	21.7
Net income	23.2	24.8	21.9	31.3
Earnings per common share:
Basic	0.72	0.76	0.67	0.96
Diluted	0.70	0.75	0.66	0.94
Significant Quarterly Adjustments
Changes in Net unrealized (losses) gains on investments in 2018 were due to volatility in equity markets. Beginning in 2018, equity securities at fair value are no longer classified as AFS and changes in fair value are included in Net realized and unrealized (losses) gains on investments on the Company's Consolidated Statements of Comprehensive Income. Additionally, Income tax expense was impacted by the volatility in Net unrealized (losses) gains on investments, affecting net income for each quarter of 2018.
The first quarter of 2018 was impacted by: (1) favorable prior accident year loss development of $12.4 million, which decreased losses and LAE by the same amount; (2) the inclusion of $12.9 million in net unrealized losses on equity securities during the period.

The second quarter of 2018 was impacted by: (1) favorable prior accident year loss development of $16.5 million, which decreased losses and LAE by the same amount; (2) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $2.2 million LPT Reserve Adjustment and a $0.5 million LPT Contingent Commission Adjustment, which decreased losses and LAE by the same amount; and (3) the inclusion of $3.5 million in net unrealized gains on equity securities.
The third quarter of 2018 was impacted by: (1) favorable prior accident year loss development of $11.9 million, which decreased losses and LAE by the same amount; and (2) the inclusion of $11.2 million in net unrealized gains on equity securities during the period.
The fourth quarter of 2018 was impacted by: (1) favorable prior accident year loss development of $25.4 million, which decreased losses and LAE by the same amount; and (2) the inclusion of $27.4 million in net unrealized losses on equity securities during the period.
The second quarter of 2017 was favorably impacted by a $2.1 million gain from EHI's purchase of a $12.0 million note payable.
The third quarter of 2017 was negatively impacted by a write-off of $7.5 million of previously capitalized costs relating to the development of information technology capabilities that had not yet been placed in service.
The fourth quarter of 2017 was impacted by: (1) favorable prior accident year loss development of $18.0 million; (2) a reduction in our current accident year loss provision rate that reduced Losses and LAE by $10.6 million; and (3) $7.0 million in additional income tax expense from a revaluation of the Company's net deferred tax asset resulting from Enactment.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2018.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by Item 10 with respect to our executive officers and key employees is included under the caption “Executive Officers of the Registrant” in our Proxy Statement for the 2019 Annual Meeting and is incorporated herein by reference.
The information required by Item 10 with respect to our Directors is included under the caption “Election of Directors” in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to our audit committee and our audit committee financial expert is included under the caption “The Board of Directors and its Committees - Audit Committee” in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by Item 11 is included under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by Item 12 is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis” in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Equity and Incentive Plan
The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2018. We do not have any plans not approved by our stockholders. Our equity compensation plans are discussed further in Note 14 in the Notes to our Consolidated Financial Statements, which are included herein.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercised price of outstanding options, warrants, and rights(4)	(c) Number of securities remaining available for further issuance under compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1):
Stock options	190,256	$23.71	3,276,190
RSUs(2)	250,300		3,025,890
PSUs(3)	291,616		2,734,274
Equity compensation plans not approved by stockholders	—	—	—
Total	732,172	$23.71	2,734,274

(1)
The Plan is administered by the Compensation Committee of the Board of Directors, which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants, and independent contractors. The maximum number of common shares currently being reserved for grants of awards under the Plan was 5,500,000 shares, prior to reductions for grants made.

The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, shares of restricted stock, RSUs, PSUs, and other stock-based awards. As of December 31, 2018, the only incentive awards outstanding under the Plan were nonqualified stock options, RSUs, and PSUs.

(2)
RSUs are phantom (as opposed to actual) shares of common stock which, depending on the individual award, vest in equal tranches over one- to four-year periods, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date.

(3)
PSUs are phantom (as opposed to actual) shares of common stock, which are subject to a performance period of two years followed by an additional one-year vesting period, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date. PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The values shown in the table above represent the aggregate number of PSUs based on the expectation of the Company achieving an 200% of target rate for the 2016 PSUs, a 200% of target rate for the 2017 PSUs, and a 125% of target rate for the 2018 PSUs.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is included under the caption “Audit Matters” in our Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following consolidated financial statements are filed in Item 8 of Part II of this report:

Page
Report of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets as of December 31, 2018 and 2017	52
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2018, 2017 and 2016	53
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2018, 2017 and 2016	54
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2018, 2017 and 2016	55
Notes to Consolidated Financial Statements	57

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	89

Pursuant to Rule 7-05 of Regulation S-X, Financial Statement Schedules I, III, IV, V, and VI have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

Schedule II. Condensed Financial Information of Registrant

Employers Holdings, Inc.

Condensed Balance Sheets

	December 31,
	2018	2017
Assets	(in millions, except share data)
Investments:
Investment in subsidiaries	$873.8	$849.6
Fixed maturity securities at fair value (amortized cost $24.2 at December 31, 2018 and $40.2 at December 31, 2017)	24.6	41.4
Equity securities at fair value (cost $40.0 at December 31, 2018)	38.7	—
Short-term investments at fair value (amortized cost $25.0 at December 31, 2018 and $3.7 at December 31, 2017)	25.0	3.7
Total investments	962.1	894.7

Cash and cash equivalents	41.3	39.6
Accrued investment income	0.3	0.3
Intercompany receivable	0.3	—
Federal income taxes receivable	22.7	4.2
Deferred income taxes, net	—	14.5
Other assets	0.9	0.8
Total assets	$1,027.6	$954.1

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$5.0	$4.5
Intercompany payable	—	1.9
Deferred income taxes, net	0.4	—
Other liabilities	4.0	—
Total liabilities	9.4	6.4

Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,975,675 and 56,695,174 shares issued and 32,765,792 and 32,597,819 shares outstanding at December 31, 2018 and 2017, respectively	0.6	0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	388.8	381.2
Retained earnings	1,030.7	842.2
Accumulated other comprehensive (loss) income, net of tax	(13.7)	107.4
Treasury stock, at cost (24,209,883 shares at December 31, 2018 and 24,097,355 shares at December 31, 2017)	(388.2)	(383.7)
Total stockholders' equity	1,018.2	947.7
Total liabilities and stockholders' equity	$1,027.6	$954.1

Employers Holdings, Inc.

Condensed Statements of Income

	Years Ended December 31,
	2018	2017	2016
	(in millions, except per share data)
Revenues
Net investment income	$2.5	$1.3	$1.9
Net realized and unrealized gains on investments	0.8	—	8.0
Total revenues	3.3	1.3	9.9

Expenses
Other operating expenses	17.5	15.2	13.8
Total expenses	17.5	15.2	13.8

Loss before income taxes and equity in earnings of subsidiaries	(14.2)	(13.9)	(3.9)
Income tax benefit	(4.3)	(5.8)	(3.5)
Net loss before equity in earnings of subsidiaries	(9.9)	(8.1)	(0.4)
Equity in earnings of subsidiaries	151.2	109.3	107.1
Net income	$141.3	$101.2	$106.7

Earnings per common share:
Basic	$4.30	$3.11	$3.29
Diluted	$4.24	$3.06	$3.24

Cash dividends declared per common share	$0.80	$0.60	$0.36

Employers Holdings, Inc.

Condensed Statement of Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Operating activities
Net income	$141.3	$101.2	$106.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(66.7)	(71.5)	(107.1)
Net realized and unrealized gains on investments	(0.8)	—	(8.0)
Stock-based compensation	9.4	6.8	5.8
Amortization of premium on investments, net	0.2	0.1	0.4
Deferred income tax expense	14.7	5.3	2.9
Change in operating assets and liabilities:
Accounts payable and accrued expenses	0.2	(0.3)	(0.7)
Federal income taxes	(18.5)	5.4	(7.9)
Other assets	(0.1)	(0.1)	0.8
Intercompany payables and receivables	(2.2)	1.8	0.3
Other	—	—	(0.4)
Net cash provided by (used in) operating activities	77.5	48.7	(7.2)

Investing activities
Purchases of fixed maturity securities	(14.4)	(30.6)	(31.0)
Purchases of equity securities	(40.0)	—	(3.6)
Purchases of short-term securities	(59.6)	(7.9)	—
Proceeds from sale of fixed maturity securities	12.0	5.0	—
Proceeds from maturities and redemptions of investments	59.2	4.5	24.9
Proceeds from sale of equity securities	—	—	88.5
Net change in unsettled purchases and sales	3.9	—	—
Capital contributions to subsidiaries	(4.2)	(5.6)	(8.0)
Net cash (used in) provided by investing activities	(43.1)	(34.6)	70.8

Financing activities
Acquisition of common stock	(4.2)	—	(21.1)
Cash transactions related to stock-based compensation	(1.8)	3.8	9.0
Dividends paid to stockholders	(26.7)	(19.7)	(11.5)
Net cash used in financing activities	(32.7)	(15.9)	(23.6)

Net increase (decrease) in cash and cash equivalents	1.7	(1.8)	40.0
Cash and cash equivalents at the beginning of the period	39.6	41.4	1.4
Cash and cash equivalents at the end of the period	$41.3	$39.6	$41.4

Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Employers Holdings, Inc.	X
3.2	Amended and Restated Bylaws of Employers Holdings, Inc.		8-K	001-33245	3.1	June 13, 2018
4.1	Form of Common Stock Certificate		S-1/A	333-139092	4.1	January 18, 2007
10.1	Quota Share Reinsurance Agreement, dated as of June 30, 1999, between State Industrial Insurance System of Nevada, D.B.A.: Employers Insurance Company of Nevada and the various Reinsurers as identified by the Interests and Liabilities Agreements attached thereto(1)		S-1/A	333-139092	10.1	January 18, 2007
10.2	Producer Agreement, dated as of May 1, 2005, between Employers Compensation Insurance Company and Automatic Data Processing Insurance Agency, Inc.(1)		S-1/A	333-139092	10.2	January 18, 2007
10.3	Joint Marketing and Network Access Agreement, dated as of January 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	333-139092	10.3	January 18, 2007
10.4	Joint Marketing and Network Access Agreement, dated as of July 1, 2006, between Employers Insurance Company of Nevada and Blue Cross of California, BC Life & Health Insurance Company, and Comprehensive Integrated Marketing Services(1)		S-1/A	333-139092	10.4	January 18, 2007
10.5	Confirmation of Irrevocable Letter of Credit No. 2018-08 between EAC and FHLB SF, dated March 9, 2018		8-K	001-33245	10.1	March 15, 2018
10.6	Confirmation of Irrevocable Letter of Credit No. 2018-09 between ECIC and FHLB SF, dated March 9, 2018		8-K	001-33245	10.2	March 15, 2018
10.7	Confirmation of Irrevocable Letter of Credit No. 2018-10 between EPIC and FHLB SF, dated March 9, 2018		8-K	001-33245	10.3	March 15, 2018
10.8	Form of Letter of Credit and Reimbursement Agreement		8-K	001-33245	10.4	March 15, 2018
10.9	Amended and Restated Stock Purchase Agreement among Partner Reinsurance Company of the U.S., Cerity Group, Inc. and Employers Holdings, Inc. (solely in its capacity as Guarantor) dated as of May 23, 2018		8-K/A	001-33245	10.1	May 24, 2018
10.10	Amendment No. 1 to the Amended and Restated Stock Purchase Agreement among Partner Reinsurance Company of the U.S., Cerity Group, Inc. and Employers Holdings, Inc.		10-Q	001-33245	10.11	October 25, 2018
*10.11	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors		10-Q	001-33245	10.1	August 7, 2009
*10.12	Restricted Stock Unit Agreement by and between Employers Holdings, Inc. and Lenard T. Ormsby, dated and effective March 7, 2018		8-K	001-33245	10.1	March 13, 2018
*10.13	Performance Share Agreement by and between Employers Holdings, Inc. and Lenard T. Ormsby, dated and effective March 7, 2018		8-K	001-33245	10.2	March 13, 2018

*10.14	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Tracey L. Berg, dated June 26, 2017, and effective as of January 1, 2018		8-K	001-33245	10.1	June 30, 2017
*10.15	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Stephen V. Festa, dated June 26, 2017, and effective as of January 1, 2018		8-K	001-33245	10.2	June 30, 2017
*10.16.	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and John P. Nelson, dated June 26, 2017, and effective as of January 1, 2018		8-K	001-33245	10.3	June 30, 2017
*10.17	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Lenard T. Ormsby, dated June 26, 2017, and effective as of January 1, 2018		8-K	001-33245	10.4	June 30, 2017
*10.18	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Douglas D. Dirks, dated November 7, 2018 and effective January 1, 2019		8-K	001-33245	10.1	November 8, 2018
*10.19	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Michael S. Paquette, dated November 7, 2018 and effective January 1, 2019		8-K	001-33245	10.1	November 8, 2018
*10.20	Employment Agreement by and between Employers Holdings, Inc. and Lori A. Brown, dated November 8, 2018 and effective January 1, 2019	X
*10.21	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement		10-Q	001-33245	10.2	April 27, 2017
*10.22	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement		10-Q	001-33245	10.3	April 27, 2017
*10.23	Employers Holdings, Inc. Equity and Incentive Plan Form of Stock Option Agreement		10-Q	001-33245	10.3	April 30, 2015
*10.24	Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan		8-K	001-3324	10.1	May 22, 2015
21.1	Subsidiaries of Employers Holdings, Inc.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

Date:	February 28, 2019	EMPLOYERS HOLDINGS, INC.

		By:	/s/ Michael S. Paquette
Name: Michael S. Paquette
Title: Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Rumbolz	Chairman of the Board	February 28, 2019
Michael D. Rumbolz

/s/ Douglas D. Dirks	President and Chief Executive Officer, Director (Principal Executive Officer)	February 28, 2019
Douglas D. Dirks

/s/ Michael S. Paquette	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2019
Michael S. Paquette

/s/ Richard W. Blakey	Director	February 28, 2019
Richard W. Blakey

/s/ Prasanna G. Dhoré	Director	February 28, 2019
Prasanna G. Dhoré

/s/ Valerie R. Glenn	Director	February 28, 2019
Valerie R. Glenn

/s/ Barbara A. Higgins	Director	February 28, 2019
Barbara A. Higgins

/s/ James R. Kroner	Director	February 28, 2019
James R. Kroner

/s/ Michael J. McColgan	Director	February 28, 2019
Michael J. McColgan

/s/ Michael J. McSally	Director	February 28, 2019
Michael J. McSally

/s/ Jeanne L. Mockard	Director	February 28, 2019
Jeanne L. Mockard