Form 10-Q
period 2019-03-31
Employers Holdings, Inc.
filed 2019-04-25
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	April 18, 2019
Common Stock, $0.01 par value per share	32,052,420 shares outstanding

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	March 31, 2019	December 31, 2018
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,491.1 at March 31, 2019 and $2,513.7 at December 31, 2018)	$2,521.0	$2,496.4
Equity securities at fair value (cost $140.8 at March 31, 2019 and $131.9 at December 31, 2018)	230.0	199.9
Equity securities at cost	6.4	6.4
Short-term investments at fair value (amortized cost $25.0 at December 31, 2018)	—	25.0
Total investments	2,757.4	2,727.7
Cash and cash equivalents	92.3	101.4
Restricted cash and cash equivalents	2.5	0.6
Accrued investment income	18.2	18.0
Premiums receivable (less bad debt allowance of $5.7 at March 31, 2019 and $6.7 at December 31, 2018)	352.7	333.1
Reinsurance recoverable for:
Paid losses	6.7	6.7
Unpaid losses	498.7	504.4
Deferred policy acquisition costs	52.5	48.2
Deferred income taxes, net	12.9	26.9
Property and equipment, net	21.8	18.2
Operating lease right-of-use assets	16.8	—
Intangible assets, net	7.7	7.7
Goodwill	36.2	36.2
Contingent commission receivable—LPT Agreement	32.0	32.0
Cloud computing arrangements	25.1	26.0
Other assets	39.6	32.1
Total assets	$3,973.1	$3,919.2
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$2,189.3	$2,207.9
Unearned premiums	368.9	336.3
Commissions and premium taxes payable	53.8	57.3
Accounts payable and accrued expenses	24.6	37.1
Deferred reinsurance gain—LPT Agreement	147.1	149.6
Notes payable	20.0	20.0
Operating lease liability	19.0	—
Non-cancellable obligations	17.4	18.8
Other liabilities	61.3	74.0
Total liabilities	$2,901.4	$2,901.0
Commitments and contingencies

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	March 31, 2019	December 31, 2018
Stockholders’ equity:	(unaudited)
Common stock, $0.01 par value; 150,000,000 shares authorized; 57,144,530 and 56,975,675 shares issued and 32,263,810 and 32,765,792 shares outstanding at March 31, 2019 and December 31, 2018, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	388.1	388.8
Retained earnings	1,075.1	1,030.7
Accumulated other comprehensive income (loss), net of tax	23.6	(13.7)
Treasury stock, at cost (24,880,720 shares at March 31, 2019 and 24,209,883 shares at December 31, 2018)	(415.7)	(388.2)
Total stockholders’ equity	1,071.7	1,018.2
Total liabilities and stockholders’ equity	$3,973.1	$3,919.2
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions, except per share data)
	Three Months Ended
	March 31,
	2019	2018
Revenues	(unaudited)
Net premiums earned	$174.8	$176.6
Net investment income	21.8	19.4
Net realized and unrealized gains (losses) on investments	23.3	(8.0)
Other income	0.4	—
Total revenues	220.3	188.0
Expenses
Losses and loss adjustment expenses	88.6	95.4
Commission expense	22.0	23.7
Underwriting and other operating expenses	47.5	39.2
Interest and financing expenses	0.4	0.3
Total expenses	158.5	158.6
Net income before income taxes	61.8	29.4
Income tax expense	10.0	3.8
Net income	$51.8	$25.6

Comprehensive income (loss)
Unrealized AFS investment gains (losses) arising during the period (net of tax (expense) benefit of $(10.0) and $9.6 for the three months ended March 31, 2019 and 2018, respectively)	$37.8	$(35.8)
Reclassification adjustment for realized AFS investment (gains) losses in net income (net of tax (expense) benefit of $0.1 and $(0.1) for the three months ended March 31, 2019 and 2018, respectively)	(0.5)	0.4
Other comprehensive income (loss), net of tax	37.3	(35.4)
Total comprehensive income (loss)	$89.1	$(9.8)

Net realized and unrealized gains (losses) on investments
Net realized and unrealized gains (losses) on investments before impairments	$23.3	$(6.0)
Other than temporary impairment recognized in earnings	—	(2.0)
Net realized and unrealized gains (losses) on investments	$23.3	$(8.0)

Earnings per common share (Note 12):
Basic	$1.60	$0.78
Diluted	$1.57	$0.77
Cash dividends declared per common share and eligible RSUs and PSUs	$0.22	$0.20
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock at Cost	Total Stockholders' Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2019	56,975,675	$0.6	$388.8	$1,030.7	$(13.7)	$(388.2)	$1,018.2
Stock-based obligations	—	—	2.4	—	—	—	2.4
Stock options exercised	1,300	—	0.1	—	—	—	0.1
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	167,555	—	(3.2)	—	—	—	(3.2)
Acquisition of common stock	—	—	—	—	—	(27.5)	(27.5)
Dividends declared	—	—	—	(7.4)	—	—	(7.4)
Net income for the period	—	—	—	51.8	—	—	51.8
Change in net unrealized gains on investments, net of taxes of $(9.9)	—	—	—	—	37.3	—	37.3
Balance, March 31, 2019	57,144,530	$0.6	$388.1	$1,075.1	$23.6	$(415.7)	$1,071.7

Balance, January 1, 2018	56,695,174	$0.6	$381.2	$842.2	$107.4	$(383.7)	$947.7
Stock-based obligations	—	—	2.1	—	—	—	2.1
Stock options exercised	275	—	—	—	—	—	—
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	154,045	—	(2.9)	—	—	—	(2.9)
Dividends declared	—	—	—	(6.6)	—	—	(6.6)
Net income for the period	—	—	—	25.6	—	—	25.6
Reclassification adjustment for adoption of ASU No. 2016-01	—	—	—	74.0	(74.0)	—	—
Change in net unrealized losses on investments, net of taxes of $9.5	—	—	—	—	(35.4)	—	(35.4)
Balance, March 31, 2018	56,849,494	$0.6	$380.4	$935.0	$(2.0)	$(383.7)	$930.3

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Three Months Ended
	March 31,
	2019	2018
Operating activities	(unaudited)
Net income	$51.8	$25.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1.2	2.0
Stock-based compensation	2.4	2.1
Amortization of cloud computing arrangements	1.0	—
Amortization of premium on investments, net	1.9	2.4
Allowance for doubtful accounts	(1.0)	—
Deferred income tax expense	4.0	11.7
Net realized and unrealized (gains) losses on investments	(23.3)	8.0
Change in operating assets and liabilities:
Premiums receivable	(18.6)	(23.3)
Reinsurance recoverable on paid and unpaid losses	5.7	6.2
Cloud computing arrangements	(0.1)	—
Operating lease right-of-use-assets	(16.8)	—
Current federal income taxes	6.4	(8.0)
Unpaid losses and loss adjustment expenses	(18.6)	(8.0)
Unearned premiums	32.6	33.6
Accounts payable, accrued expenses and other liabilities	(10.7)	0.7
Deferred reinsurance gain—LPT Agreement	(2.5)	(2.6)
Operating lease liabilities	19.0	—
Non-cancellable obligations	(1.4)	—
Other	(12.9)	(4.2)
Net cash provided by operating activities	20.1	46.2
Investing activities
Purchases of fixed maturity securities	(95.4)	(231.9)
Purchases of equity securities	(16.1)	(6.8)
Purchases of short-term investments	(0.1)	(34.9)
Proceeds from sale of fixed maturity securities	51.2	133.7
Proceeds from sale of equity securities	8.7	10.9
Proceeds from maturities and redemptions of fixed maturity securities	65.6	78.9
Proceeds from maturities of short-term investments	25.0	4.0
Net change in unsettled investment purchases and sales	(24.2)	(4.7)
Capital expenditures and other	(4.8)	(2.9)
Net cash provided by (used in) investing activities	9.9	(53.7)
Financing activities
Acquisition of common stock	(26.6)	—
Cash transactions related to stock-based compensation	(3.2)	(2.9)
Dividends paid to stockholders	(7.3)	(6.6)
Payments on capital leases	(0.1)	(0.1)
Net cash used in financing activities	(37.2)	(9.6)
Net decrease in cash, cash equivalents and restricted cash	(7.2)	(17.1)
Cash, cash equivalents and restricted cash at the beginning of the period	102.0	74.3
Cash, cash equivalents and restricted cash at the end of the period	$94.8	$57.2

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	March 31, 2019	December 31, 2018
	(in millions)
Cash and cash equivalents	$92.3	$101.4
Restricted cash and cash equivalents supporting reinsurance obligations	2.5	0.6
Total cash, cash equivalents and restricted cash	$94.8	$102.0

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
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s Form 10-K for the year ended December 31, 2018 (Annual Report).
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
2. New Accounting Standards
Recently Issued Accounting Standards
In March, 2019, the FASB issued ASU Number 2019-01, Leases Topics (842) Codification Improvements. The amendments in this update increase transparency and comparability for the recognition of leases and disclosures about leasing transactions. This update provides additional clarity on determining the value of the underlying asset by lessors that are not manufacturers or dealers. This update further clarifies the presentation of the statement of cash flows related to lessors that are depository and lending institutions within the scope of Topic 942. Additionally, this update provides guidance on transition disclosures related to leases. This update becomes effective for fiscal years beginning after December 15, 2019 for determining the value of the underlying asset and statement of cash flows presentation; however, the transition disclosure requirement became effective with the adoption of ASU Number 2016-02, Leases (Topic 842). The Company does not expect that this update will have a material impact on its consolidated financial condition and results of operations.
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
Recently Adopted Accounting Standards
In July 2018, the FASB issued ASU Number 2018-09, Codification Improvements. This update provides clarification, corrects errors in and makes minor improvements to the Codification within various ASC topics. Many of the amendments in this update have transition guidance with effective dates for annual periods beginning after December 15, 2018 and some amendments in this update do not require transition guidance and became effective upon issuance of this update. The Company has adopted these amendments and has determined that there was no impact to its consolidated financial condition and results of operations.
In July 2018, the FASB issued ASU Number 2018-11, Leases (Topic 842): Targeted Improvements. This update provides entities with an additional and optional transition method to adopt ASU Number 2016-02 with a cumulative-effect adjustment in the period of adoption. This update also provides guidance for a practical expedient that permits lessors to not separate non-lease components from the associated lease components. Additionally, in July 2018, the FASB issued ASU Number 2018-10, Codification Improvements to Topic 842, Leases. This update provides additional guidance on the new lease model with improvements in numerous aspects of the guidance in ASC 842 including, but not limited to, implicit rates, reassessment of lease classification, terms and purchase options, investment tax credits, and various other transition guidance. In December 2018, the FASB issued

ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. This update provides amendments to various lease topics including sales taxes collected from lessees, certain lessor costs paid to third parties, and variable payments for contracts with lease and non-lease components. The Company adopted these updates concurrently with ASU Number 2016-02. See Note 5 regarding the impact of adopting this standard on the Company's Consolidated Financial Statements.
In February 2016, the FASB issued ASU Number 2016-02, Leases (Topic 842). This update provides guidance on a new lease model that includes the recognition of assets and liabilities arising from lease transactions on the balance sheet. Additionally, the update provides clarity on the definition of a lease and the distinction between finance and operating leases. Furthermore, the update requires certain qualitative and quantitative disclosures pertaining to the amounts recorded in the financial statements. This update became effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. As a result of the implementation of this standard the Company recognized an Operating lease right-of-use asset of $16.8 million and $19.0 million of Lease liabilities on its Consolidated Balance Sheet at March 31, 2019. See Note 5 for additional detail regarding the adoption of this standard.
3. Fair Value of Financial Instruments
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,751.0	$2,751.0	$2,721.3	$2,721.3
Cash and cash equivalents	92.3	92.3	101.4	101.4
Restricted cash and cash equivalents	2.5	2.5	0.6	0.6
Financial liabilities
Notes payable	$20.0	$25.6	$20.0	$23.5

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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments made to the prices obtained from third party pricing services as of March 31, 2019 and December 31, 2018.
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
The following table presents the Company's investments at fair value and the corresponding fair value measurements.

	March 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$108.0	$—	$—	$106.4	$—
U.S. Agencies	—	9.9	—	—	11.4	—
States and municipalities	—	519.5	—	—	528.0	—
Corporate securities	—	1,086.0	—	—	1,090.4	—
Residential mortgage-backed securities	—	461.8	—	—	451.5	—
Commercial mortgage-backed securities	—	99.5	—	—	94.3	—
Asset-backed securities	—	60.9	—	—	64.5	—
Other securities	—	175.4	—	—	149.9	—
Total fixed maturity securities	$—	$2,521.0	$—	$—	$2,496.4	$—
Equity securities at fair value:
Industrial and miscellaneous	$151.3	$—	$—	$174.8	$—	$—
Other	78.7	—	—	25.1	—	—
Total equity securities at fair value	230.0	—	—	199.9	—	—
Short-term investments	—	—	—	—	25.0	—
Total investments at fair value	$230.0	$2,521.0	$—	$199.9	$2,521.4	$—

Certain cash equivalents, principally money market securities, are measured at fair value using the net asset value (NAV) per share. The following table presents cash equivalents at NAV and total cash and cash equivalents carried at fair value on the Company's Consolidated Balance Sheets.

	March 31, 2019	December 31, 2018
	(in millions)
Cash and cash equivalents at fair value	$23.5	$43.9
Cash equivalents measured at NAV, which approximates fair value	68.8	57.5
Total cash and cash equivalents	$92.3	$101.4

The following table provides a reconciliation of the beginning and ending balances of investments that are recorded at fair value and are measured using Level 3 inputs for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31, 2019	March 31, 2018
Level 3 Securities:	(in millions)
Beginning balance, January 1	$—	$4.7
Transfers out of Level 3 (1)	—	(4.7)
Purchases and sales, net	—	—
Ending balance, March 31	$—	$—

(1)	The transfer during the three months ended March 31, 2018 was the result of adoption of ASU 2016-01, which specified that FHLB stock shall be carried at cost and is no longer measured at fair value.

4. Investments
The Company's investments in fixed maturity securities and short-term investments are classified as available-for-sale (AFS) and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes, in Accumulated other comprehensive income (loss) (AOCI) on the Company’s Consolidated Balance Sheets. Changes in the fair value of the Company's investments in equity securities are included in Net realized and unrealized gains (losses) on investments on the Company's Consolidated Statements of Comprehensive Income. The Company's investment in FHLB stock is presented within Equity securities at cost on the Company's Consolidated Balance Sheets. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s AFS investments were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At March 31, 2019
Fixed maturity securities
U.S. Treasuries	$107.5	$1.1	$(0.6)	$108.0
U.S. Agencies	9.8	0.1	—	9.9
States and municipalities	497.7	21.9	(0.1)	519.5
Corporate securities	1,075.3	14.5	(3.8)	1,086.0
Residential mortgage-backed securities	463.8	2.9	(4.9)	461.8
Commercial mortgage-backed securities	99.7	0.5	(0.7)	99.5
Asset-backed securities	60.7	0.4	(0.2)	60.9
Other securities	176.6	0.4	(1.6)	175.4
Total fixed maturity securities	2,491.1	41.8	(11.9)	2,521.0
Total AFS investments	$2,491.1	$41.8	$(11.9)	$2,521.0

At December 31, 2018
Fixed maturity securities
U.S. Treasuries	$106.7	$0.9	$(1.2)	$106.4
U.S. Agencies	11.3	0.1	—	11.4
States and municipalities	513.4	15.3	(0.7)	528.0
Corporate securities	1,106.2	5.8	(21.6)	1,090.4
Residential mortgage-backed securities	459.1	2.2	(9.8)	451.5
Commercial mortgage-backed securities	96.7	0.1	(2.5)	94.3
Asset-backed securities	64.7	0.2	(0.4)	64.5
Other securities	155.6	—	(5.7)	149.9
Total fixed maturity securities	2,513.7	24.6	(41.9)	2,496.4
Short-term investments	25.0	—	—	25.0
Total AFS investments	$2,538.7	$24.6	$(41.9)	$2,521.4
The cost and estimated fair value of the Company’s equity securities recorded at fair value at March 31, 2019 and December 31, 2018 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At March 31, 2019
Equity securities at fair value
Industrial and miscellaneous	$123.5	$202.6
Other	17.3	27.4
Total equity securities at fair value	$140.8	$230.0

	Cost	Estimated Fair Value
	(in millions)
At December 31, 2018
Equity securities at fair value
Industrial and miscellaneous	$114.6	$174.8
Other	17.3	25.1
Total equity securities at fair value	$131.9	$199.9
The amortized cost and estimated fair value of the Company's fixed maturity securities at March 31, 2019, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$142.3	$142.7
Due after one year through five years	850.4	861.0
Due after five years through ten years	779.3	794.9
Due after ten years	94.9	100.2
Mortgage and asset-backed securities	624.2	622.2
Total	$2,491.1	$2,521.0

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in millions, except number of issues data)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$—	$—	—	$12.2	$(0.1)	7
States and municipalities	9.9	(0.1)	3	70.1	(0.7)	21
Corporate securities	70.9	(0.1)	26	624.4	(13.4)	205
Residential mortgage-backed securities	19.9	(0.1)	6	156.9	(2.5)	59
Commercial mortgage-backed securities	18.8	(0.1)	5	30.9	(0.5)	13
Asset-backed securities	9.6	(0.1)	5	25.1	(0.2)	18
Other securities	133.9	(1.6)	228	137.1	(5.7)	215
Total less than 12 months	$263.0	$(2.1)	273	$1,056.7	$(23.1)	538

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$67.1	$(0.6)	23	$72.7	$(1.1)	25
Corporate securities	317.9	(3.7)	95	193.7	(8.2)	69
Residential mortgage-backed securities	257.2	(4.8)	89	199.8	(7.3)	72
Commercial mortgage-backed securities	44.0	(0.6)	19	55.0	(2.0)	22
Asset-backed securities	16.3	(0.1)	16	16.5	(0.2)	17
Total 12 months or greater	$702.5	$(9.8)	242	$537.7	$(18.8)	205

There were no other-than-temporary impairments on fixed maturity securities recognized during three months ended March 31, 2019. The Company recognized impairments on fixed maturity securities of $2.0 million (consisting of fifty-seven securities) during the three months ended March 31, 2018 as a result of the Company's intent to sell these securities. The Company determined that the remaining unrealized losses on fixed maturity securities for the three months ended March 31, 2018 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the lack of severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities at an amount less than their amortized cost.
Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses on fixed maturity securities are also recognized when securities are written down as a result of an other-than-temporary impairment.
Net realized gains (losses) on investments and the change in unrealized gains on the Company's investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI, before tax
		(in millions)
Three Months Ended March 31, 2019
Fixed maturity securities	$1.0	$(0.4)	$47.2	$0.6	$47.2
Equity securities	1.6	(0.1)	21.2	22.7	—
Total investments	$2.6	$(0.5)	$68.4	$23.3	$47.2

Three Months Ended March 31, 2018
Fixed maturity securities	$1.8	$(2.3)	$(44.9)	$(0.5)	$(44.9)
Equity securities	5.6	(0.2)	(12.9)	(7.5)	—
Total investments	$7.4	$(2.5)	$(57.8)	$(8.0)	$(44.9)
Net investment income was as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Fixed maturity securities	$20.4	$18.5
Equity securities	1.9	1.6
Cash equivalents and restricted cash	0.5	0.2
Gross investment income	22.8	20.3
Investment expenses	(1.0)	(0.9)
Net investment income	$21.8	$19.4

The Company is required by various state laws and regulations to hold securities or letters of credit in depository accounts with certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of March 31, 2019 and December 31, 2018, securities having a fair value of $925.5 million and $867.7 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $260.0 million of securities on deposit as of March 31, 2019 (See Note 9).
Certain reinsurance contracts require the Company's funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at March 31, 2019 and December 31, 2018 was $13.7 million and $23.2 million, respectively.

5. Property and Equipment
Property and equipment consists of the following:

	As of March 31,	As of December 31,
	2019	2018
	(in millions)
Furniture and equipment	$2.3	$3.3
Leasehold improvements	4.7	3.2
Computers and software	65.0	61.9
Automobiles	1.1	1.1
Property and equipment, gross	73.1	69.5
Accumulated depreciation	(51.3)	(51.3)
Property and equipment, net	$21.8	$18.2

Depreciation expenses related to property and equipment for the three months ended March 31, 2019 was $1.1 million, and for the year ended December 31, 2018 was $6.1 million. Internally developed software costs of $0.8 million and $2.9 million were capitalized during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.
Cloud Computing Arrangements
The Company's capitalized costs associated with cloud computing arrangements totaled $25.1 million and $26.0 million, which was comprised of service contract fees and implementation costs associated with hosting arrangements on the Company's Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively. Total amortization for hosting arrangements for the three months ended March 31, 2019 and the year ended December 31, 2018 was $1.0 million and $0.8 million, respectively.
Leases
The Company determines if an arrangement is a lease at the inception of the transaction. Operating leases for offices are presented as a right-of-use asset (ROU asset) and lease liability on the Company's Consolidated Balance Sheets. Financing leases for automobiles are included in property and equipment and other liabilities on the Company's Consolidated Balance Sheets. The Company elected the practical expedients provided in ASU Number 2018-11, Leases (Topic 842): Targeted Improvements and ASU Number 2016-02, Leases (Topic 842), allowing the Company to apply provisions of the new guidance at the date of adoption without adjusting comparative periods presented.
ROU assets represent the right to use an underlying asset for the lease term and the lease liability represents the obligation to make lease payments arising from the lease transaction. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses incremental borrowing rates to determine the present value of lease payments. The ROU assets also include lease payments less any lease incentives within a lease agreement. The Company's lease terms may include options to extend or terminate a lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company's operating leases have remaining terms of 1 year to 8 years, which have options to extend up to 10 years with no termination provision. The Company's finance leases have an option to terminate after 1 year.
Components of lease expense were as follows:

Three Months Ended
March 31, 2019
(in millions)
Operating lease expense	$1.3
Finance lease expense	0.1
Total lease expense	$1.4

As of March 31, 2019, the weighted average remaining lease term for operating leases was 6.3 years and for finance leases was 3.1 years. The weighted average discount rate was 3.3% and 3.7% for operating and finance leases, respectively.
Maturities of lease liabilities were as follows:

	As of March 31, 2019
	Operating Leases	Finance Leases
	(in millions)
2019	$3.9	$0.2
2020	4.4	0.3
2021	2.9	0.2
2022	1.9	—
2023	1.8	—
Thereafter	6.2	—
Total lease payments	21.1	0.7
Less: inputed interest	(2.1)	—
Total	$19.0	$0.7

Supplemental balance sheet information related to leases was as follows:

As of March 31, 2019
(in millions)
Operating leases:
Operating lease right-of-use asset	$16.8
Operating lease liability	19.0
Finance leases:
Property and equipment, gross	1.1
Accumulated depreciation	(0.4)
Property and equipment, net	0.7
Other liabilities	$0.7
Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 31, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1.3
Financing cash flows from finance leases	0.1

6. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The Company's effective tax rate was 16.2% and 12.9% for the three months ended March 31, 2019 and 2018, respectively. Tax-advantaged investment income, Deferred Gain amortization, and certain other adjustments reduced the Company's effective income tax rate below the U.S. statutory rate of 21%.

7. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Unpaid losses and LAE at beginning of period	$2,207.9	$2,266.1
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	504.4	537.0
Net unpaid losses and LAE at beginning of period	1,703.5	1,729.1
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	113.3	110.4
Prior periods	(22.2)	(12.4)
Total net losses and LAE incurred during the period	91.1	98.0
Paid losses and LAE, net of reinsurance, related to:
Current period	7.4	5.9
Prior periods	96.6	94.2
Total net paid losses and LAE during the period	104.0	100.1
Ending unpaid losses and LAE, net of reinsurance	1,690.6	1,727.0
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	498.7	531.1
Unpaid losses and LAE at end of period	$2,189.3	$2,258.1
Total net losses and LAE included in the above table exclude amortization of the deferred reinsurance gain—LPT Agreement, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments, which totaled $2.5 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively (See Note 8).
The change in incurred losses and LAE attributable to prior periods for the three months ended March 31, 2019 included $22.0 million of favorable development on the Company's voluntary risk business and $0.2 million of favorable development on the Company's assigned risk business. The change in incurred losses and LAE attributable to prior periods for the three months ended March 31, 2018 included $12.0 million of favorable development on the Company's voluntary risk business and $0.4 million of favorable development on the Company's assigned risk business. The favorable prior accident year loss development on voluntary business during the three months ended March 31, 2019 and 2018 was the result of the Company's determination that adjustments were necessary to reflect observed favorable paid loss trends, which have been impacted by cost savings associated with accelerated claims settlement activity that began in 2014 and continued in 2019.
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
The Company amortized $2.5 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively. The remaining Deferred Gain was $147.1 million and $149.6 million as of March 31, 2019 and December 31, 2018, respectively. The estimated remaining liabilities subject to the LPT Agreement were $402.3 million and $408.2 million as of March 31, 2019 and December 31, 2018, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $779.6 million and $773.7 million from inception through March 31, 2019 and December 31, 2018, respectively.

9. Notes Payable and Other Financing Arrangements
Notes payable is comprised of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Dekania Surplus Note, due April 29, 2034	$10.0	$10.0
Alesco Surplus Note, due December 15, 2034	10.0	10.0
Total	$20.0	$20.0

EPIC has a $10.0 million surplus note to Dekania CDO II, Ltd. (Dekania) issued as part of a pooled transaction. The note matures in 2034 and became callable at par by the Company in 2009. The terms of the note provide for quarterly interest payments at a rate 425 basis points in excess of the 90-day LIBOR. Both the payment of interest and repayment of the principal under this note and the surplus note described in the following paragraph are subject to the prior approval of the Florida Department of Financial Services.
EPIC has a $10.0 million surplus note to Alesco Preferred Funding V, LTD issued as part of a pooled transaction. The note matures in 2034 and became callable at par by the Company in 2009. The terms of the note provide for quarterly interest payments at a rate 405 basis points in excess of the 90-day LIBOR.
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
FHLB membership also allows the Company's insurance subsidiaries access to standby letters of credit. On March 9, 2018, ECIC, EPIC, and EAC entered into standby Letter of Credit Reimbursement Agreements (Letter of Credit Agreements) with the FHLB. On March 1, 2019 FHLB and ECIC, EPIC, and EAC each amended their Letter of Credit Agreements to increase their respective credit amounts. The Letter of Credit Agreements are between the FHLB and each of EAC, in the amount of $60.0 million, ECIC, in the amount of $90.0 million, and EPIC, in the amount of $110.0 million. The amended Letter of Credit Agreements will expire on March 31, 2020; however, the Letter of Credit Agreements will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of March 31, 2019, letters of credit totaling $260.0 million were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements.
As of March 31, 2019, investment securities having a fair value of $353.9 million were pledged to the FHLB by the Company's insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.
10. Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of unrealized gains (losses) on investments classified as AFS, net of deferred tax expense. Beginning in 2018, with the adoption of ASU No. 2016-01, the Company's investments in equity securities at fair value are no longer considered to be AFS and are reported at fair value with unrealized gains and losses included in Net realized and unrealized gains (losses) on investments on the Company's Consolidated Statements of Comprehensive Income. Prior to 2018, investments in equity securities at fair value were classified as AFS and changes in fair value were excluded from earnings and reported in accumulated other comprehensive income. The following table summarizes the components of accumulated other comprehensive income (loss):

	March 31, 2019	December 31, 2018
	(in millions)
Net unrealized gains (losses) on investments, before taxes	$29.9	$(17.3)
Deferred tax (expense) benefit on net unrealized gains (losses)	(6.3)	3.6
Total accumulated other comprehensive income (loss)	$23.6	$(13.7)

11. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2019
RSUs(1)	72,060	$40.54	$2.9
PSUs(2)	95,940	40.54	3.9

(1)
The RSUs awarded in March 2019 were awarded to certain employees of the Company and vest 25% on March 15, 2020, and each of the subsequent three anniversaries of that date. The RSUs are subject to accelerated vesting in certain circumstances, including but not limited to: death, disability, retirement, or in connection with a change of control of the Company.

(2)
The PSUs awarded in March 2019 were awarded to certain employees of the Company and have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The value shown in the table represents the aggregate number of PSUs awarded at the target level.

Employees who were awarded RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when the underlying award vests and becomes payable. If the underlying award does not vest or is forfeited, any dividend equivalents with respect to the underlying award will also fail to become payable and will be forfeited.
Stock options exercised totaled 1,300 for the three months ended March 31, 2019, 275 for the three months ended March 31, 2018, and 57,091 for the year ended December 31, 2018.
As of March 31, 2019, the Company had 186,208 options, 246,683 RSUs, and 273,948 PSUs (based on target number awarded) outstanding.
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
The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended
	March 31,
	2019	2018
	(in millions, except share data)
Net income—basic and diluted	$51.8	$25.6
Weighted average number of shares outstanding—basic	32,442,287	32,830,481
Effect of dilutive securities:
PSUs	346,624	304,047
Stock options	80,138	100,914
RSUs	85,030	84,978
Dilutive potential shares	511,792	489,939
Weighted average number of shares outstanding—diluted	32,954,079	33,320,420

13. Subsequent Events
On April 12, 2019, the Florida Office of Insurance Regulation approved EPIC's request to pay off the Dekania surplus note (See Note 9). Subsequently, on April 15, 2019, EPIC formally called this note and notified the trustee of its intent to pay off the outstanding principal, plus accrued and unpaid interest, in the amount of $10.2 million, effective May 15, 2019.

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
Overview
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to select, small businesses in low to medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance in 45 states and the District of Columbia, with a concentration in California, where over one-half of our business is generated. Our revenues are primarily comprised of net premiums earned, net investment income, and net realized and unrealized gains on investments.
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
Our strategy is to pursue profitable growth opportunities across market cycles and maximize total investment returns within the constraints of prudent portfolio management. We pursue profitable growth opportunities by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-term relationships with independent insurance agencies, development and implementation of new technologies designed to transform the way small businesses and insurance agents utilize digital capabilities, and developing important alternative distribution channels. We continue to execute a number of ongoing business initiatives, including: focusing on internal and customer-facing business process excellence; accelerating the settlement of open claims; diversifying our risk exposure across geographic markets; utilizing a multi-company pricing platform; and utilizing territory-specific pricing. Additionally, we continue to execute our plan of aggressive development and implementation of new technologies and capabilities that we believe will fundamentally transform and enhance the digital experience of our customers, including: (i) continued investments in new technology, data analytics, and process improvement capabilities focused on improving the agent experience and enhancing agent efficiency; and (ii) the launch of Cerity, a subsidiary separate from our other insurance businesses, which offers digital, direct-to-customer workers’ compensation insurance solutions.
The insurance industry is highly competitive, and there is significant competition in the national workers' compensation industry that is based on price and quality of services. We compete with other specialty workers' compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, self-insurance funds, and state insurance pools.
Pricing on our renewals showed an overall price decrease of 11.6% for the three months ended March 31, 2019, versus the rate level in effect on such business a year earlier. We believe that we can continue to write attractive business due to favorable loss costs and frequency trends and the success of our accelerated claims initiatives, despite the competitive market conditions we currently face. Given the strength of our balance sheet and the execution of our underwriting, claims, and investment strategies, we believe that we are well positioned for the current market cycle.

On August 11, 2017, we entered into a Purchase Agreement, as amended on October 25, 2018, with PRUS with respect to the Acquisition of all of the outstanding shares of capital stock of PRNY. The purchase price is equal to the sum of: (i) the amount of statutory capital and surplus of PRNY at closing (which is currently estimated to be approximately $40.0 million); and (ii) $5.8 million. We expect to fund the Acquisition with cash on hand.
Pursuant to the Purchase Agreement, all liabilities and obligations of PRNY existing as of the closing date, whether known or unknown, will be indemnified by PRUS. In addition, PartnerRe Ltd., the parent company of PRUS, has provided us with a Guaranty that unconditionally, absolutely, and irrevocably guarantees the full and prompt payment and performance by PRUS of all of its obligations, liabilities, and indemnities under the Purchase Agreement and the transactions contemplated thereby.
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

	March 31, 2019	December 31, 2018
	(in millions)
GAAP stockholders' equity	$1,071.7	$1,018.2
Deferred reinsurance gain–LPT Agreement	147.1	149.6
Less: Accumulated other comprehensive income (loss), net	23.6	(13.7)
Adjusted stockholders' equity(1)	$1,195.2	$1,181.5

(1)	Adjusted stockholders' equity is a non-GAAP measure consisting of total GAAP stockholders' equity plus the Deferred Gain, less Accumulated other comprehensive income (loss), net.
Our net income was $51.8 million and $25.6 million for the three months ended March 31, 2019 and 2018, respectively, and our underwriting income was $16.7 million and $18.3 million for the for the same periods, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned.
Our results of operations during the three months ended March 31, 2019 were impacted by: (i) favorable prior accident year loss development of $22.2 million, which decreased our losses and LAE by the same amount; and (ii) $21.2 million in net unrealized gains on equity securities during the period. Collectively, these items increased our pre-tax net income by $43.4 million during the first quarter of 2019.
Our results of operations during the three months ended March 31, 2018 were impacted by: (i) favorable prior accident year loss development of $12.4 million, which decreased our losses and LAE by the same amount; and (ii) $12.9 million in net unrealized losses on equity securities during the period. Collectively, these items decreased our net income by $0.5 million during the first quarter of 2018.

The components of net income are set forth in the following table:

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Gross premiums written	$210.0	$211.6
Net premiums written	$208.7	$210.1

Net premiums earned	$174.8	$176.6
Net investment income	21.8	19.4
Net realized and unrealized gains on investments	23.3	(8.0)
Other income	0.4	—
Total revenues	220.3	188.0

Losses and LAE	88.6	95.4
Commission expense	22.0	23.7
Underwriting and other operating expenses	47.5	39.2
Interest and financing expenses	0.4	0.3
Total expenses	158.5	158.6
Income tax expense	10.0	3.8
Net income	$51.8	$25.6
Less amortization of the Deferred Gain related to losses	$2.0	$2.1
Less amortization of the Deferred Gain related to contingent commission	0.5	0.5
Net income before impact of the LPT Agreement(1)	$49.3	$23.0

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
Gross Premiums Written
Gross premiums written were $210.0 million and $211.6 million for the three months ended March 31, 2019 and 2018, respectively. The year-over-year decrease was primarily due to a decrease in final audit premiums.
Net Premiums Written
Net premiums written were $208.7 million and $210.1 million for the three months ended March 31, 2019 and 2018, respectively, which included $1.3 million and $1.5 million of reinsurance premiums ceded for the same periods, respectively.
Net Premiums Earned
Net premiums earned were $174.8 million and $176.6 million for the three months ended March 31, 2019 and 2018, respectively. Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

The following table shows the percentage change in our in-force premiums, policy count, average policy size, and payroll exposure (upon which our premiums are based) overall, for California, where 52% of our premiums were generated, and for all other states, excluding California:

	As of March 31, 2019
	Year-to-Date Change			Year-Over-Year Change
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	1.2%	(0.9)%	3.7%	4.7%	(0.2)%	10.6%
In-force policy count	2.6	2.3	2.8	8.3	6.3	10.1
Average in-force policy size	(1.3)	(3.2)	0.9	(3.4)	(6.1)	0.4
In-force payroll exposure	6.6	5.8	7.2	22.0	24.4	20.6
The following table shows our in-force premiums and number of policies in-force for each state with at least five percent of our in-force premiums and all other states combined for the periods presented:

	March 31, 2019		December 31, 2018		March 31, 2018		December 31, 2017
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$353.9	42,973	$357.1	41,988	$354.6	40,436	$349.4	40,573
Florida	40.8	5,753	41.0	5,833	42.0	5,653	41.8	5,625
Other (43 states and D.C.)	279.7	45,138	268.1	43,677	247.9	40,550	235.7	39,296
Total	$674.4	93,864	$666.2	91,498	$644.5	86,639	$626.9	85,494
Our alternative distribution channels that utilize partnerships and alliances generated $160.1 million and $150.8 million, or 23.7% and 23.4%, of our in-force premiums as of March 31, 2019 and 2018, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnerships and alliances.
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
Net investment income increased 12.4% for the three months ended March 31, 2019 compared to the same period of 2018. The average pre-tax book yield on invested assets increased to 3.4% as of March 31, 2019, up from 3.1% as of March 31, 2018. Average invested assets was up slightly year-over-year.
Realized and certain unrealized gains and losses on our investments are reported separately from our net investment income. Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are also recognized when securities are written down as a result of an other-than-temporary impairment. Changes in fair value of equity securities are also included in Net realized and unrealized gains on investments on our Consolidated Statements of Comprehensive Income.
Net realized and unrealized gains (losses) on investments were $23.3 million and $(8.0) million for the three months ended March 31, 2019 and 2018, respectively. The net realized and unrealized gains on investments for the three months ended March 31, 2019 included $21.2 million of unrealized gains on equity securities and $2.1 million of net realized gains on investments. The net realized and unrealized losses on investments for the three months ended March 31, 2018 included $12.9 million of unrealized losses on equity securities, partially offset by $4.9 million of net realized gains on investments. The unrealized gains or losses on equity securities for the three months ended March 31, 2019 and 2018 were primarily the result of volatility in equity markets during those periods. Realized gains were primarily related to the sale of fixed maturity and equity securities, resulting from a rebalancing of our investment portfolio. Net realized and unrealized gains on investments included $2.0 million of other-than-temporary impairments for the three months ended March 31, 2018. There were no other-than-temporary impairments on investments for the three months ended March 31, 2019.
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
The following table presents our calendar year combined ratios.

	Three Months Ended
	March 31,
	2019	2018
Loss and LAE ratio	50.7%	54.0%
Underwriting and other operating expenses ratio	27.1	22.2
Commission expense ratio	12.6	13.4
Combined ratio	90.4%	89.6%
We include all of the operating expenses of our holding company in the calculation of our combined ratio, which added approximately two percentage points to that ratio for each of the three months ended March 31, 2019 and 2018, respectively.
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) increased year-over-year; however, through March 31, 2019, we saw a slight downward movement in medical and indemnity costs per claim that is reflected in our current accident year loss estimate. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years.
Our loss and LAE ratio decreased 3.3 percentage points, or 6.2%, for the three months ended March 31, 2019, compared to the same period of 2018. The decrease in our loss and LAE ratio was primarily attributable to increased favorable prior accident year loss development that totaled $22.2 million during the three months ended March 31, 2019, which included $22.0 favorable development on our voluntary business and $0.2 million favorable development on our assigned risk business. For the three months ended March 31, 2018, we had $12.4 million of favorable development, which included $12.0 million of favorable development on our voluntary business and $0.4 million of favorable development on our assigned risk business. Favorable prior accident year loss development in both periods was primarily the result of observed favorable loss cost trends, primarily for the 2014 through 2017 accident years, which have been impacted by our internal initiatives to reduce loss costs, including the accelerated claims settlement activity that began in 2014 and have continued into 2019.
Our current accident year loss and LAE ratio was 64.8% and 62.5% for the three months ended March 31, 2019 and 2018, respectively. This change includes an increase of 2.0 percentage points in the current accident year loss ratio on our voluntary business, while our assigned risk business added an additional 0.3 percentage points to our current accident year loss ratio for the three months ended March 31, 2019. The year-over-year increase on our voluntary business was primarily due to the impact of increased competitive pressures and price decreases across most of our markets; however, our current accident year loss and LAE ratio continues to reflect the impact of key business initiatives, including: an emphasis on the accelerated settlement of open claims; diversifying our risk exposure across geographic markets; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets.
Excluding the impact from the LPT, losses and LAE would have been $91.1 million and $98.0 million, or 52.1% and 55.5% of net premiums earned, for the three months ended March 31, 2019 and 2018, respectively.

The table below reflects prior accident year loss and LAE reserve adjustments and the impact of the LPT on net income before income taxes.

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Prior accident year favorable loss development, net	$22.2	$12.4
Amortization of the Deferred Gain related to losses	$2.0	$2.1
Amortization of the Deferred Gain related to contingent commission	0.5	0.5
Total impact of the LPT on losses and LAE	2.5	2.6
Total losses and LAE reserve adjustments	$24.7	$15.0
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
Our underwriting and other operating expenses ratio increased 4.9 percentage points, or 22.3%, for the three months ended March 31, 2019, compared to the same period of 2018. During the three months ended March 31, 2019, our compensation-related expenses increased $2.3 million, our professional fees increased $1.7 million, and our premium taxes and assessments increased $0.9 million compared to the same period of 2018. These increases were largely the result of our aggressive development and implementation of new digital technologies and capabilities. Additionally, our bad debt expense was up $1.7 million year-over-year, primarily related to higher than anticipated recoveries during the first quarter of 2018.
Commission Expense Ratio
Commission expenses include direct commissions to our agents and brokers, including our partnerships and alliances, for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.
Our commission expense ratio decreased 0.8 percentage points, or 6.2%, for the three months ended March 31, 2019, compared to the same period of 2018. The decrease in the commission expense ratio was primarily the result of a decrease in projected 2019 agency incentive commissions.
Income Tax Expense
Income tax expense was $10.0 million and $3.8 million for the three months ended March 31, 2019 and 2018, respectively, representing an effective tax rate of 16.2% and 12.9% for the same periods, respectively. Tax-advantaged investment income, Deferred Gain amortization, and certain other adjustments reduced our effective income tax rate below the U.S. statutory rate of 21%.
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
Our insurance subsidiaries' ability to pay dividends to their parent is based on reported capital, surplus, and dividends paid within the prior 12 months. The maximum dividend that may be paid in 2019 by EPIC without prior regulatory approval is $19.0 million. During the first quarter of 2019, EICN made a $19.7 million cash dividend payment to its parent company. As a result of that payment, EICN's dividend capacity is limited to $0.1 million without prior regulatory approval for the remainder of 2019. ECIC can pay $8.8 million of dividends through September 5, 2019, and $57.2 million thereafter, without prior regulatory approval, and EAC can pay $0.9 million of dividends through May 18, 2019, and $19.8 million thereafter, without prior regulatory approval.

Total cash and investments at the holding company was $124.1 million at March 31, 2019, consisting of $46.9 million of cash and cash equivalents, $25.9 million of unaffiliated fixed maturity securities, and $51.3 million of equity securities. We do not currently have a revolving credit facility because we believe that the holding company's cash needs for the foreseeable future will be met with its cash and investments on hand, as well as dividends available from our insurance subsidiaries.
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
Total cash and investments held by our operating subsidiaries was $2,728.1 million at March 31, 2019, consisting of $47.9 million of cash and cash equivalents, $2,495.1 million of fixed maturity securities, and $185.1 million of equity securities. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of March 31, 2019 consisted of $45.7 million of cash and cash equivalents, $178.8 million of publicly traded equity securities whose proceeds are available within three business days, and $1,017.5 million of highly liquid fixed maturity securities whose proceeds are available within three business days. We believe that our subsidiaries' liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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
FHLB membership also allows our insurance subsidiaries access to Letter of Credit Agreements and on March 9, 2018, ECIC, EPIC, and EAC entered into Letter of Credit Agreements with the FHLB. On March 1, 2019 FHLB and ECIC, EPIC, and EAC each amended their Letter of Credit Agreements to increase their respective credit amounts. The Letter of Credit Agreements are between the FHLB and each of EAC, in the amount of $60.0 million, ECIC, in the amount of $90.0 million, and EPIC, in the amount of $110.0 million. The amended Letter of Credit Agreements became effective March 1, 2019 and expire March 31, 2020. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times (See Note 9).
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
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Securities having a fair value of $925.5 million and $867.7 million were on deposit at March 31, 2019 and December 31, 2018, respectively. Additionally, standby letters of credit from the FHLB have been issued in lieu of $260.0 million of securities on deposit at March 31, 2019.
Certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $13.7 million and $23.2 million at March 31, 2019 and December 31, 2018, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the three months ended:

	March 31,
	2019	2018
	(in millions)
Cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$20.1	$46.2
Investing activities	9.9	(53.7)
Financing activities	(37.2)	(9.6)
Decrease in cash, cash equivalents, and restricted cash	$(7.2)	$(17.1)

For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2019 included net premiums received of $188.8 million, and investment income received of $23.5 million. These operating cash inflows were partially offset by net claims payments of $103.9 million, underwriting and other operating expenses paid of $63.9 million, and commissions paid of $24.7 million.
Net cash provided by operating activities for the three months ended March 31, 2018 included net premiums received of $186.9 million, and investment income received of $22.5 million. These operating cash inflows were partially offset by net claims payments of $99.8 million, underwriting and other operating expenses paid of $39.4 million, and commissions paid of $23.8 million.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2019 was primarily related to sales, maturities, and redemptions of investments whose proceeds were used to fund claims payments, underwriting and other operating expenses, stockholder dividend payments, and share repurchases, partially offset by the investment of premiums received and the reinvestment of funds from sales, maturities, redemptions, and interest income.
Net cash used in investing activities for the three months ended March 31, 2018 was primarily related to the investment of premiums received and the reinvestment of funds from sales, maturities, redemptions, and interest income. These investing cash outflows were partially offset by investment sales whose proceeds were used to fund claims payments, underwriting and other operating expenses, and stockholder dividend payments.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2019 was primarily related to share repurchases and stockholder dividend payments.
Net cash used in financing activities for the three months ended March 31, 2018 was primarily related to stockholder dividend payments.
Dividends
Stockholder dividends paid were $7.3 million and $6.6 million for the three months ended March 31, 2019 and 2018, respectively. On April 24, 2019, the Board of Directors declared a $0.22 dividend per share and eligible RSU and PSU, payable May 22, 2019, to stockholders of record on May 8, 2019.
Share Repurchases
On February 21, 2018, the Board of Directors authorized a share repurchase program for repurchases of up to $50.0 million of our common stock from February 26, 2018 through February 26, 2020 (the 2018 Program). On April 24, 2019, the Board of Directors authorized a $50 million expansion of the 2018 Program, to $100 million, and extended the repurchase authority pursuant to the 2018 Program through June 30, 2020. The 2018 Program provides that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2018 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time. Through March 31, 2019, we repurchased a total of 783,365 shares of common stock under the 2018 Program at an average price of $40.90 per share, including commissions, for a total cost of $32.0 million.
Capital Resources
As of March 31, 2019, the capital resources available to us consisted of: (i) $1,071.7 million of stockholders’ equity; (ii) the $147.1 million Deferred Gain; and (iii) $20.0 million in surplus notes maturing in 2034.

Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of March 31, 2019.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$21.2	$5.1	$6.7	$3.6	$5.8
Non-cancellable contracts	17.4	5.3	6.7	5.4	—
Notes payable(1)	41.3	1.4	2.7	2.7	34.5
Capital leases	0.8	0.3	0.5	—	—
Unpaid losses and LAE reserves (2)(3)	2,189.3	380.9	476.8	284.9	1,046.7
Unfunded investments	50.0	50.0	—	—	—
Total contractual obligations	$2,320.0	$443.0	$493.4	$296.6	$1,087.0

(1)	Notes payable includes payments for the principal and estimated interest expense on our surplus notes outstanding based on LIBOR plus a margin. The interest rates used ranged from 6.7% to 6.9%.
On April 12, 2019, the Florida Office of Insurance Regulation approved EPIC's request to pay off the Dekania surplus note (See Note 9 to the Notes to Consolidated Financial Statements for additional information related to this surplus note). Subsequently, on April 15, 2019, EPIC formally called this note and notified the trustee of its intent to pay off the outstanding principal, plus accrued and unpaid interest, in the amount of $10.2 million, effective May 15, 2019.

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

(3)	The unpaid losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which were as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables on unpaid losses and LAE	$(498.7)	$(27.1)	$(51.4)	$(48.8)	$(371.4)
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total return; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance.
As of March 31, 2019, the total amortized cost of our investments recorded at fair value was $2,631.9 million and its fair value was $2,751.0 million. These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.
We also have a $6.4 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
As of March 31, 2019, our investment portfolio consisted of 92% fixed maturity securities. We strive to limit interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 3.9 at March 31, 2019. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "A+," using ratings assigned by Standard & Poor's (S&P). Our fixed maturity securities portfolio had a weighted average quality of "AA-" as of March 31, 2019, with 49.8% of the portfolio rated "AA" or better, based on market value. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
We also have a portfolio of equity securities. We strive to limit the exposure to equity price risk associated with equity securities by diversifying our holdings across several industry sectors. Equity securities represented 8% of our investment portfolio at March 31, 2019.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.

The following table shows the estimated fair value, the percentage of the fair value to total invested assets at fair value, the average book yield, and the average tax equivalent yield (each based on the book value of each category of invested assets) as of March 31, 2019.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield (1)
	(in millions, except percentages)
U.S. Treasuries	$108.0	3.9%	2.2%	2.2%
U.S. Agencies	9.9	0.4	4.7	4.7
States and municipalities	519.5	18.9	3.3	3.9
Corporate securities	1,086.0	39.4	3.3	3.3
Residential mortgage-backed securities	461.8	16.8	3.2	3.2
Commercial mortgage-backed securities	99.5	3.6	3.0	3.0
Asset-backed securities	60.9	2.2	3.4	3.4
Other securities	175.4	6.4	5.3	5.3
Equity securities	230.0	8.4	4.8	5.1
Total investments at fair value	$2,751.0	100.0%
Weighted average yield			3.4%	3.6%

(1) Computed using a statutory income tax rate of 21%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of March 31, 2019 by credit rating category, using the lower of ratings assigned by Moody's Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	7.5%
“AA”	42.3
“A”	32.2
“BBB”	11.2
Below investment grade	6.8
Total	100.0%
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
We believe that we have appropriately identified the declines in the fair values of our unrealized losses for the three months ended March 31, 2019. We recognized no impairments on fixed maturity securities during the three months ended March 31, 2019. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, our intent to not sell the securities, and a determination that it is not more likely than not that we will be required to sell the securities at an amount less than its amortized cost.
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, and equity price risk, and are described in detail in our Annual Report on Form 10-K. We have not experienced any material changes in market risk since December 31, 2018.
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of March 31, 2019, our fixed maturity securities portfolio had a duration of 3.9. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2018 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the Company's repurchases of its common stock during the first quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
January 1 – January 31, 2019	50,772	$41.69	50,772	$43.3
February 1 – February 28, 2019	—	—	—	43.3
March 1 – March 31, 2019	620,065	40.83	620,065	18.0
Total	670,837	$40.90	670,837
On February 21, 2018, the Board of Directors authorized a share repurchase program for repurchases of up to $50.0 million of our common stock from February 26, 2018 through February 26, 2020 (the 2018 Program). On April 24, 2019, the Board of Directors authorized a $50 million expansion of the 2018 Program, to $100 million, and extended the repurchase authority pursuant to the 2018 Program through June 30, 2020. The 2018 Program provides that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2018 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	File No.	Exhibit	Filing Date
10.1	Confirmation of Amendment No. 1 To Irrevocable Letter of Credit No. 2018-08 between EAC and FHLB SF, dated March 1, 2019	X
10.2	Confirmation of Amendment No. 1 To Irrevocable Letter of Credit No. 2018-09 between ECIC and FHLB SF, dated March 1, 2019	X
10.3	Confirmation of Amendment No. 1 To Irrevocable Letter of Credit No. 2018-10 between EPIC and FHLB SF, dated March 1, 2019	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
—————
*Represents management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	April 25, 2019	/s/ Michael S. Paquette
Michael S. Paquette
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)