Form 10-Q
period 2019-06-30
Employers Holdings, Inc.
filed 2019-07-29
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ____  to ____

Commission file number: 001-33245

EMPLOYERS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada		04-3850065
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
10375 Professional Circle
Reno,	Nevada	89521
(Address of principal executive offices and zip code)
(888) 682-6671
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	EIG	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 18, 2019, there were 31,915,066 shares of the registrants common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	June 30, 2019	December 31, 2018
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,450.2 at June 30, 2019 and $2,513.7 at December 31, 2018)	$2,517.7	$2,496.4
Equity securities at fair value (cost $143.1 at June 30, 2019 and $131.9 at December 31, 2018)	239.1	199.9
Equity securities at cost	6.7	6.4
Other invested assets	2.0	—
Short-term investments at fair value (amortized cost $25.0 at December 31, 2018)	—	25.0
Total investments	2,765.5	2,727.7
Cash and cash equivalents	105.5	101.4
Restricted cash and cash equivalents	0.3	0.6
Accrued investment income	16.9	18.0
Premiums receivable (less bad debt allowance of $6.6 at June 30, 2019 and $6.7 at December 31, 2018)	342.7	333.1
Reinsurance recoverable for:
Paid losses	6.5	6.7
Unpaid losses	484.2	504.4
Deferred policy acquisition costs	52.3	48.2
Deferred income taxes, net	2.2	26.9
Property and equipment, net	22.8	18.2
Operating lease right-of-use assets	15.7	—
Intangible assets, net	7.7	7.7
Goodwill	36.2	36.2
Contingent commission receivable—LPT Agreement	32.2	32.0
Cloud computing arrangements	29.5	26.0
Other assets	34.1	32.1
Total assets	$3,954.3	$3,919.2
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$2,161.8	$2,207.9
Unearned premiums	370.1	336.3
Commissions and premium taxes payable	55.0	57.3
Accounts payable and accrued expenses	23.4	37.1
Deferred reinsurance gain—LPT Agreement	141.7	149.6
Notes payable	—	20.0
Operating lease liability	17.8	—
Non-cancellable obligations	20.2	18.8
Other liabilities	42.8	74.0
Total liabilities	$2,832.8	$2,901.0

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	June 30, 2019	December 31, 2018
Stockholders’ equity:	(unaudited)
Common stock, $0.01 par value; 150,000,000 shares authorized; 57,157,926 and 56,975,675 shares issued and 31,904,916 and 32,765,792 shares outstanding at June 30, 2019 and December 31, 2018, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	389.8	388.8
Retained earnings	1,108.7	1,030.7
Accumulated other comprehensive income (loss), net of tax	53.3	(13.7)
Treasury stock, at cost (25,253,010 shares at June 30, 2019 and 24,209,883 shares at December 31, 2018)	(430.9)	(388.2)
Total stockholders’ equity	1,121.5	1,018.2
Total liabilities and stockholders’ equity	$3,954.3	$3,919.2
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	(unaudited)		(unaudited)
Net premiums earned	$175.5	$178.0	$350.3	$354.6
Net investment income	21.4	20.3	43.2	39.7
Net realized and unrealized gains (losses) on investments	7.4	5.7	30.7	(2.4)
Other income	—	0.1	0.4	0.1
Total revenues	204.3	204.1	424.6	392.0
Expenses
Losses and loss adjustment expenses	86.8	87.8	175.3	183.2
Commission expense	23.8	24.5	45.8	48.2
Underwriting and other operating expenses	43.8	40.1	91.3	79.2
Interest and financing expenses	0.2	0.4	0.6	0.7
Total expenses	154.6	152.8	313.0	311.3
Net income before income taxes	49.7	51.3	111.6	80.7
Income tax expense	9.0	8.8	19.0	12.6
Net income	$40.7	$42.5	$92.6	$68.1

Comprehensive income
Unrealized AFS investment gains (losses) arising during the period (net of tax (expense) benefit of $(8.0) and $3.0 for the three months ended June 30, 2019 and 2018, respectively, and $(18.0) and $12.6 for the six months ended June 30, 2019 and 2018, respectively)	$29.9	$(11.3)	$67.7	$(47.1)
Reclassification adjustment for realized AFS investment (gains) losses in net income (net of tax (expense) benefit of $0.1 for the three months ended June 30, 2019, and $0.2 and $(0.1) for the six months ended June 30, 2019 and 2018, respectively)	(0.2)	—	(0.7)	0.4
Other comprehensive income (loss), net of tax	29.7	(11.3)	67.0	(46.7)
Total comprehensive income	$70.4	$31.2	$159.6	$21.4

Net realized and unrealized gains (losses) on investments
Net realized and unrealized gains (losses) on investments before impairments	$7.4	$5.7	$30.7	$(0.4)
Other than temporary impairment recognized in earnings	—	—	—	(2.0)
Net realized and unrealized gains (losses) on investments	$7.4	$5.7	$30.7	$(2.4)

Earnings per common share (Note 13):
Basic	$1.27	$1.29	$2.88	$2.07
Diluted	$1.25	$1.28	$2.84	$2.05
Cash dividends declared per common share and eligible RSUs and PSUs	$0.22	$0.20	$0.44	$0.40
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Three Months Ended June 30, 2019 and 2018
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock at Cost	Total Stockholders' Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, April 1, 2019	57,144,530	$0.6	$388.1	$1,075.1	$23.6	$(415.7)	$1,071.7
Stock-based obligations	—	—	1.6	—	—	—	1.6
Stock options exercised	3,886	—	0.1	—	—	—	0.1
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	9,510	—	—	—	—	—	—
Acquisition of common stock	—	—	—	—	—	(15.2)	(15.2)
Dividends declared	—	—	—	(7.1)	—	—	(7.1)
Net income for the period	—	—	—	40.7	—	—	40.7
Change in net unrealized gains on investments, net of taxes of $(7.9)	—	—	—	—	29.7	—	29.7
Balance, June 30, 2019	57,157,926	$0.6	$389.8	$1,108.7	$53.3	$(430.9)	$1,121.5

Balance, April 1, 2018	56,849,494	$0.6	$380.4	$935.0	$(2.0)	$(383.7)	$930.3
Stock-based obligations	—	—	1.8	—	—	—	1.8
Stock options exercised	13,525	—	0.2	—	—	—	0.2
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	3,708	—	—	—	—	—	—
Acquisition of common stock	—	—	—	—	—	(0.3)	(0.3)
Dividends declared	—	—	—	(6.7)	—	—	(6.7)
Net income for the period	—	—	—	42.5	—	—	42.5
Change in net unrealized losses on investments, net of taxes of $3.0	—	—	—	—	(11.3)	—	(11.3)
Balance, June 30, 2018	56,866,727	$0.6	$382.4	$970.8	$(13.3)	$(384.0)	$956.5

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock at Cost	Total Stockholders' Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2019	56,975,675	$0.6	$388.8	$1,030.7	$(13.7)	$(388.2)	$1,018.2
Stock-based obligations	—	—	4.1	—	—	—	4.1
Stock options exercised	5,186	—	0.1	—	—	—	0.1
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	177,065	—	(3.2)	—	—	—	(3.2)
Acquisition of common stock	—	—	—	—	—	(42.7)	(42.7)
Dividends declared	—	—	—	(14.6)	—	—	(14.6)
Net income for the period	—	—	—	92.6	—	—	92.6
Change in net unrealized gains on investments, net of taxes of $(17.8)	—	—	—	—	67.0	—	67.0
Balance, June 30, 2019	57,157,926	$0.6	$389.8	$1,108.7	$53.3	$(430.9)	$1,121.5

Balance, January 1, 2018	56,695,174	$0.6	$381.2	$842.2	$107.4	$(383.7)	$947.7
Stock-based obligations	—	—	3.9	—	—	—	3.9
Stock options exercised	13,800	—	0.2	—	—	—	0.2
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	157,753	—	(2.9)	—	—	—	(2.9)
Acquisition of common stock	—	—	—	—	—	(0.3)	(0.3)
Dividends declared	—	—	—	(13.3)	—	—	(13.3)
Net income for the period		—	—	68.1	—	—	68.1
Reclassification adjustment for adoption of ASU No. 2016-01	—	—	—	74.0	(74.0)	—	—
Change in net unrealized gains on investments, net of taxes of $12.5		—	—	—	(46.7)	—	(46.7)
Balance, June 30, 2018	56,866,727	$0.6	$382.4	$970.8	$(13.3)	$(384.0)	$956.5

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Six Months Ended
	June 30,
	2019	2018
Operating activities	(unaudited)
Net income	$92.6	$68.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3.7	3.8
Stock-based compensation	4.1	3.8
Amortization of cloud computing arrangements	2.1	—
Amortization of premium on investments, net	4.2	4.4
Allowance for doubtful accounts	(0.1)	(2.5)
Deferred income tax expense	6.9	16.8
Net realized and unrealized (gains) losses on investments	(30.7)	2.4
Change in operating assets and liabilities:
Premiums receivable	(9.5)	(26.5)
Reinsurance recoverable on paid and unpaid losses	20.4	24.1
Cloud computing arrangements	(5.6)	—
Operating lease right-of-use-assets	(15.7)	—
Current federal income taxes	(9.5)	(7.1)
Unpaid losses and loss adjustment expenses	(46.1)	(38.2)
Unearned premiums	33.8	41.9
Accounts payable, accrued expenses and other liabilities	(12.9)	4.0
Deferred reinsurance gain—LPT Agreement	(7.9)	(8.9)
Operating lease liabilities	17.8	—
Non-cancellable obligations	1.4	—
Other	(6.7)	0.1
Net cash provided by operating activities	42.3	86.2
Investing activities
Purchases of fixed maturity securities	(173.8)	(358.1)
Purchases of equity securities	(34.4)	(19.9)
Purchases of short-term investments	—	(34.9)
Purchases of other invested assets	(2.0)	—
Proceeds from sale of fixed maturity securities	94.3	168.4
Proceeds from sale of equity securities	14.7	24.0
Proceeds from maturities and redemptions of fixed maturity securities	149.7	187.7
Proceeds from maturities of short-term investments	25.0	38.9
Net change in unsettled investment purchases and sales	(22.7)	7.2
Capital expenditures and other	(8.3)	(10.1)
Net cash provided by investing activities	42.5	3.2
Financing activities
Acquisition of common stock	(43.1)	(0.3)
Cash transactions related to stock-based compensation	(3.1)	(2.7)
Dividends paid to stockholders	(14.7)	(13.3)
Redemption of notes payable	(20.0)	—
Payments on capital leases	(0.1)	(0.1)
Net cash used in financing activities	(81.0)	(16.4)
Net increase in cash, cash equivalents and restricted cash	3.8	73.0
Cash, cash equivalents and restricted cash at the beginning of the period	102.0	74.3
Cash, cash equivalents and restricted cash at the end of the period	$105.8	$147.3

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	June 30, 2019	December 31, 2018
	(in millions)
Cash and cash equivalents	$105.5	$101.4
Restricted cash and cash equivalents supporting reinsurance obligations	0.3	0.6
Total cash, cash equivalents and restricted cash	$105.8	$102.0

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
In 1999, the Nevada State Industrial Insurance System (the Fund) entered into a retroactive 100% quota share reinsurance agreement (the LPT Agreement) through a loss portfolio transfer transaction with third party reinsurers. The LPT Agreement commenced on June 30, 1999 and will remain in effect until all claims under the covered policies have closed, the LPT Agreement is commuted or terminated, upon the mutual agreement of the parties, or the reinsurers' aggregate maximum limit of liability is exhausted, whichever occurs first. The LPT Agreement does not provide for any additional termination terms. On January 1, 2000, EICN assumed all of the assets, liabilities and operations of the Fund, including the Fund's rights and obligations associated with the LPT Agreement (See Note 9).
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
Pending Acquisition
On August 11, 2017, the Company entered into a stock purchase agreement (Purchase Agreement), as most recently amended on October 25, 2018, with Partner Reinsurance Company of the U.S. (PRUS) with respect to the acquisition (Acquisition) of all of the outstanding shares of capital stock of PartnerRe Insurance Company of New York (PRNY). The purchase price is equal to the sum of: (i) the amount of statutory capital and surplus of PRNY at closing (which is currently estimated to be approximately $47.0 million); and (ii) $5.8 million. The Company expects to fund the Acquisition with cash on hand.
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

The Company will not be acquiring any employees or ongoing business operations pursuant to the Acquisition. The Acquisition is subject to certain closing conditions, including, among other things, approval from the Department of Financial Services of the State of New York, which occurred in June 2019. The Company expects to close the Acquisition on July 31, 2019.
2. Change in Estimates
The Company reduced its estimated loss and LAE reserves ceded under the Loss Portfolio Transfer Agreement (LPT Reserve Adjustment) during the second quarter of 2019 as a result of the determination that an adjustment was necessary to reflect observed favorable paid loss trends. The following table shows the financial statement impact related to the LPT Reserve Adjustment.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in millions, except per share data)
LPT Reserve Adjustment	$(5.3)	$(5.3)
Cumulative adjustment to the Deferred Gain(1)	(1.8)	(1.8)
Net income impact from this change in estimate	1.8	1.8
Earnings per common share impact from this change in estimate:
Basic and Diluted	0.06	0.06

(1)
The cumulative adjustment to the Deferred reinsurance gain–LPT Agreement (Deferred Gain) was also recognized in losses and LAE incurred in the Company's Consolidated Statement of Comprehensive Income, so that the Deferred Gain reflects the balance that would have existed had the revised loss and LAE reserves been recognized at the inception of the LPT Agreement.

The Company increased its estimate of Contingent commission receivable – LPT Agreement (LPT Contingent Commission Adjustment) during the second quarter of 2019 as a result of the determination that an adjustment was necessary to reflect observed favorable paid loss trends. The following table shows the financial statement impact related to the LPT Contingent Commission Adjustment.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in millions, except per share data)
LPT Contingent Commission Adjustment	$0.3	$0.3
Net income impact from this change in estimate	0.2	0.2
Earnings per common share impact from this change in estimate:
Basic and Diluted	0.01	0.01

3. New Accounting Standards
Recently Issued Accounting Standards
In April 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this update represent changes to clarify, correct errors in, or improve the codification within various ASC topics. The Company will adopt the updates related to Topic 815 when it adopts ASU 2016-13. The Company will adopt any remaining codification improvements as they become applicable and has determined that the impact of these improvements will not be material to its consolidated financial condition and results of operations.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This update removes the disclosure requirements for the amounts of and the reasons for transfers between Level 1 and Level 2 and disclosure of the policy for timing of transfers between levels. This update also removes disclosure requirements for the valuation processes for Level 3 fair value measurements. Additionally, this update adds disclosure requirements for the changes in unrealized gains and losses for recurring Level 3 fair value measurements and quantitative information for certain unobservable inputs in Level 3 fair value measurements. This update becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect that this update will have a material impact on its consolidated financial condition and results of operations.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). This update simplifies the measurement of goodwill by eliminating the performance of Step 2 in the goodwill impairment testing. This update allows the testing to be performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge when the carrying amount exceeds fair value. Additionally, this update eliminates the requirements of any reporting unit with a zero or negative carrying value to perform Step 2, but requires disclosure of the amount of goodwill allocated to a reporting unit with zero or negative carrying amount of net assets. This update becomes effective for fiscal years beginning after December

15, 2019. The Company does not expect that this update will have a material impact on its consolidated financial condition and results of operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This update replaces the incurred loss impairment methodology for recognizing credit losses on financial instruments with a methodology that reflects an entity's current estimate of all expected credit losses. This update requires financial assets measured at amortized cost to be presented net of an allowance for credit losses. Additionally, this update requires credit losses on available-for-sale fixed maturity securities to be presented as an allowance rather than as a write-down, allowing an entity to also record reversals of credit losses in current period net income. This update becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Additionally, in December 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This update provides clarification on the effective and transition dates and the exclusion of operating lease receivables from Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. This update adds optional transition relief for entities to elect the fair value option for certain financial assets previously measured at amortized cost basis to increase comparability of similar financial assets. The Company is currently evaluating the impact that the adoption of these updates will have on its consolidated financial condition and results of operations.
Recently Adopted Accounting Standards
In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This update provides clarification, corrects errors in and makes minor improvements to the Codification within various ASC topics. Many of the amendments in this update have transition guidance with effective dates for annual periods beginning after December 15, 2018 and some amendments in this update do not require transition guidance and became effective upon issuance of this update. The Company has adopted these amendments and has determined that there was no impact to its consolidated financial condition and results of operations.
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This update provides entities with an additional and optional transition method to adopt ASU 2016-02 with a cumulative-effect adjustment in the period of adoption. This update also provides guidance for a practical expedient that permits lessors to not separate non-lease components from the associated lease components. Additionally, in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. This update provides additional guidance on the new lease model with improvements in numerous aspects of the guidance in ASC 842 including, but not limited to, implicit rates, reassessment of lease classification, terms and purchase options, investment tax credits, and various other transition guidance. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. This update provides amendments to various lease topics including sales taxes collected from lessees, certain lessor costs paid to third parties, and variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases Topics (842) Codification Improvements. The amendments in this update increase transparency and comparability for the recognition of leases and disclosures about leasing transactions. This update provides additional clarity on determining the value of the underlying asset by lessors that are not manufacturers or dealers. This update further clarifies the presentation of the statement of cash flows related to lessors that are depository and lending institutions within the scope of Topic 942. Additionally, this update provides guidance on transition disclosures related to leases. The Company adopted these updates concurrently with ASU 2016-02. See Note 6 regarding the impact of adopting this standard on the Company's Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update provides guidance on a new lease model that includes the recognition of assets and liabilities arising from lease transactions on the balance sheet. Additionally, the update provides clarity on the definition of a lease and the distinction between finance and operating leases. Furthermore, the update requires certain qualitative and quantitative disclosures pertaining to the amounts recorded in the financial statements. This update became effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018 and early adoption is permitted. As a result of the implementation of this standard, the Company recognized an Operating lease right-of-use asset of $16.8 million and $19.0 million of Lease liabilities on its Consolidated Balance Sheet at March 31, 2019. See Note 6 for additional detail regarding the adoption of this standard.

4. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,756.8	$2,756.8	$2,721.3	$2,721.3
Cash and cash equivalents	105.5	105.5	101.4	101.4
Restricted cash and cash equivalents	0.3	0.3	0.6	0.6
Financial liabilities
Notes payable	$—	$—	$20.0	$23.5

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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments made to the prices obtained from third party pricing services as of June 30, 2019 and December 31, 2018.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. When objectively verifiable information is not available, the Company produces an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
The Company's estimates of fair value for its notes payable are based on a combination of the variable interest rates for notes with similar durations to discount the projection of future payments on notes payable. The fair value measurements for notes payable have been determined to be Level 2 at December 31, 2018. As of June 30, 2019, all outstanding notes payable were redeemed. See Note 10 for further details.
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

The following table presents the Company's investments at fair value and the corresponding fair value measurements.

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$94.9	$—	$—	$106.4	$—
U.S. Agencies	—	9.9	—	—	11.4	—
States and municipalities	—	505.4	—	—	528.0	—
Corporate securities	—	1,098.5	—	—	1,090.4	—
Residential mortgage-backed securities	—	463.0	—	—	451.5	—
Commercial mortgage-backed securities	—	103.7	—	—	94.3	—
Asset-backed securities	—	65.4	—	—	64.5	—
Other securities	—	176.9	—	—	149.9	—
Total fixed maturity securities	$—	$2,517.7	$—	$—	$2,496.4	$—
Equity securities at fair value:
Industrial and miscellaneous	$211.1	$—	$—	$174.8	$—	$—
Other	28.0	—	—	25.1	—	—
Total equity securities at fair value	$239.1	$—	$—	$199.9	$—	$—
Short-term investments	$—	$—	$—	$—	$25.0	$—
Total investments at fair value	$239.1	$2,517.7	$—	$199.9	$2,521.4	$—

The following table provides a reconciliation of the beginning and ending balances of investments that are recorded at fair value and are measured using Level 3 inputs for the six months ended June 30, 2019 and 2018.

	Six Months Ended
	June 30, 2019	June 30, 2018
Level 3 Securities:	(in millions)
Beginning balance, January 1	$—	$4.7
Transfers out of Level 3 (1)	—	(4.7)
Purchases and sales, net	—	—
Ending balance, June 30	$—	$—

(1)
The transfer during the six months ended June 30, 2018 was the result of adoption of ASU 2016-01, which specified that FHLB stock shall be carried at cost and is therefore excluded from the fair value hierarchy.

Financial Instruments Carried at Net Asset Value (NAV)
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company's Consolidated Balance Sheets. These investments do not have readily determinable fair values, use NAV and are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. The Company performs certain control procedures to validate the appropriateness of using the NAV as a measurement. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 12 years, subject to three one year extensions at the general partner's discretion. The Company will receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment, or portion thererof. The Company expects these distributions from time-to-time during the full course of the fund term. As of June 30, 2019, the Company had unfunded commitments to these private equity limited partnerships totaling $48.0 million.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.

The following table presents cash and investments carried at NAV on the Company's Consolidated Balance Sheets.

	June 30, 2019	December 31, 2018
	(in millions)
Cash equivalents carried at NAV	$68.4	$57.5
Other invested assets carried at NAV	2.0	—

5. Investments
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
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s AFS investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At June 30, 2019
Fixed maturity securities
U.S. Treasuries	$93.1	$1.9	$(0.1)	$94.9
U.S. Agencies	9.7	0.2	—	9.9
States and municipalities	478.8	26.6	—	505.4
Corporate securities	1,066.6	32.3	(0.4)	1,098.5
Residential mortgage-backed securities	459.2	5.8	(2.0)	463.0
Commercial mortgage-backed securities	100.9	2.8	—	103.7
Asset-backed securities	64.4	1.0	—	65.4
Other securities	177.5	0.5	(1.1)	176.9
Total fixed maturity securities	$2,450.2	71.1	(3.6)	$2,517.7

At December 31, 2018
Fixed maturity securities
U.S. Treasuries	$106.7	$0.9	$(1.2)	$106.4
U.S. Agencies	11.3	0.1	—	11.4
States and municipalities	513.4	15.3	(0.7)	528.0
Corporate securities	1,106.2	5.8	(21.6)	1,090.4
Residential mortgage-backed securities	459.1	2.2	(9.8)	451.5
Commercial mortgage-backed securities	96.7	0.1	(2.5)	94.3
Asset-backed securities	64.7	0.2	(0.4)	64.5
Other securities	155.6	—	(5.7)	149.9
Total fixed maturity securities	$2,513.7	24.6	(41.9)	$2,496.4
Total short-term investments	$25.0	—	—	$25.0

The Company's investment in equity securities are recorded at fair value with changes in the fair value included in Net realized and unrealized gains (losses) on investments on the Company's Consolidated Statements of Comprehensive Income. The Company's investment in FHLB stock is presented within Equity securities at cost on the Company's Consolidated Balance Sheets. The cost and estimated fair value of the Company’s equity securities recorded at fair value at June 30, 2019 and December 31, 2018 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At June 30, 2019
Equity securities at fair value
Industrial and miscellaneous	$126.3	$211.1
Other	16.8	28.0
Total equity securities at fair value	$143.1	$239.1

At December 31, 2018
Equity securities at fair value
Industrial and miscellaneous	$114.6	$174.8
Other	17.3	25.1
Total equity securities at fair value	$131.9	$199.9

The Company also invests in private equity limited partnerships, which are included in Other invested assets on the Company's Consolidated Balance Sheets. These investments are carried at NAV based on information provided by the general partner. Changes in the value of these investments are recorded through net realized and unrealized gains and losses on the Company's Consolidated Statements of Comprehensive Income. The following table shows the cost and net asset value of the Company's Other invested assets at June 30, 2019. The Company had no Other invested assets at December 31, 2018.

	Cost	Net Asset Value
	(in millions)
At June 30, 2019
Other invested assets
Private equity fund investments	$2.0	$2.0
Total other invested assets	$2.0	$2.0

The amortized cost and estimated fair value of the Company's fixed maturity securities at June 30, 2019, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$145.9	$146.8
Due after one year through five years	835.5	855.6
Due after five years through ten years	789.1	823.2
Due after ten years	55.2	60.0
Mortgage and asset-backed securities	624.5	632.1
Total	$2,450.2	$2,517.7

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of June 30, 2019 and December 31, 2018.

	June 30, 2019			December 31, 2018
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in millions, except number of issues data)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$—	$—	—	$12.2	$(0.1)	7
States and municipalities	—	—	—	70.1	(0.7)	21
Corporate securities	—	—	—	624.4	(13.4)	205
Residential mortgage-backed securities	—	—	—	156.9	(2.5)	59
Commercial mortgage-backed securities	—	—	—	30.9	(0.5)	13
Asset-backed securities	—	—	—	25.1	(0.2)	18
Other securities	111.6	(1.1)	218	137.1	(5.7)	215
Total less than 12 months	$111.6	$(1.1)	218	$1,056.7	$(23.1)	538

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$22.8	$(0.1)	11	$72.7	$(1.1)	25
Corporate securities	41.4	(0.4)	19	193.7	(8.2)	69
Residential mortgage-backed securities	143.4	(2.0)	58	199.8	(7.3)	72
Commercial mortgage-backed securities	—	—	—	55.0	(2.0)	22
Asset-backed securities	—	—	—	16.5	(0.2)	17
Total 12 months or greater	$207.6	$(2.5)	88	$537.7	$(18.8)	205

There were no other-than-temporary impairments on fixed maturity securities recognized during the six months ended June 30, 2019. The Company recognized impairments on fixed maturity securities of $2.0 million (consisting of fifty-seven securities) during the six months ended June 30, 2018 as a result of the Company's intent to sell these securities. The Company determined that the remaining unrealized losses on fixed maturity securities for the six months ended June 30, 2018 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the lack of severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities at an amount less than their amortized cost.
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

Net realized gains (losses) on investments and the change in unrealized gains on the Company's investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI, before tax
	(in millions)
Three Months Ended June 30, 2019
Fixed maturity securities	$0.6	$(0.3)	$37.6	$0.3	$37.6
Equity securities	1.1	(0.8)	6.8	7.1	—
Total investments	$1.7	$(1.1)	$44.4	$7.4	$37.6

Six Months Ended June 30, 2019
Fixed maturity securities	$1.6	$(0.7)	$84.8	$0.9	$84.8
Equity securities	2.7	(0.9)	28.0	29.8	—
Total investments	$4.3	$(1.6)	$112.8	$30.7	$84.8

Three Months Ended June 30, 2018
Fixed maturity securities	$0.3	$(0.3)	$(14.3)	$—	$(14.3)
Equity securities	2.6	(0.4)	3.5	5.7	—
Total investments	$2.9	$(0.7)	$(10.8)	$5.7	$(14.3)

Six Months Ended June 30, 2018
Fixed maturity securities	$2.1	$(2.6)	$(59.2)	$(0.5)	$(59.2)
Equity securities	8.1	(0.6)	(9.4)	(1.9)	—
Total investments	$10.2	$(3.2)	$(68.6)	$(2.4)	$(59.2)
Net investment income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Fixed maturity securities	$20.2	$19.2	$40.6	$37.7
Equity securities	1.9	1.7	3.8	3.3
Cash equivalents and restricted cash	0.5	0.3	1.0	0.5
Gross investment income	22.6	21.2	45.4	41.5
Investment expenses	(1.2)	(0.9)	(2.2)	(1.8)
Net investment income	$21.4	$20.3	$43.2	$39.7

The Company is required by various state laws and regulations to hold securities or letters of credit in depository accounts with certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of June 30, 2019 and December 31, 2018, securities having a fair value of $902.2 million and $867.7 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $260.0 million of securities on deposit as of June 30, 2019 (See Note 10).
Certain reinsurance contracts require the Company's funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at June 30, 2019 and December 31, 2018 was $3.2 million and $23.2 million, respectively.

6. Property and Equipment
Property and equipment consists of the following:

	As of June 30,	As of December 31,
	2019	2018
	(in millions)
Furniture and equipment	$2.5	$3.3
Leasehold improvements	5.7	3.2
Computers and software	67.4	61.9
Automobiles	1.1	1.1
Property and equipment, gross	76.7	69.5
Accumulated depreciation	(53.9)	(51.3)
Property and equipment, net	$22.8	$18.2

Depreciation expenses related to property and equipment for the three and six months ended June 30, 2019 were $2.6 million and $3.7 million, respectively, and $6.1 million for the year ended December 31, 2018. Internally developed software costs of $0.8 million and $1.6 million were capitalized during the three and six months ended June 30, 2019, respectively, and $2.9 million in internally developed software costs were capitalized during the year ended December 31, 2018.
Cloud Computing Arrangements
The Company's capitalized costs associated with cloud computing arrangements totaled $29.5 million and $26.0 million, which was comprised of service contract fees and implementation costs associated with hosting arrangements on the Company's Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively. Total amortization for hosting arrangements for the three and six months ended June 30, 2019 was $1.1 million and $2.1 million, respectively, and $0.8 million for the year ended December 31, 2018.
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
ROU assets represent the right to use an underlying asset for the lease term and the lease liability represents the obligation to make lease payments arising from the lease transaction. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses collateralized incremental borrowing rates to determine the present value of lease payments. The ROU assets also include lease payments less any lease incentives within a lease agreement. The Company's lease terms may include options to extend or terminate a lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company's operating leases have remaining terms of 1 year to 8 years, which have options to extend up to 10 years with no termination provision. The Company's finance leases have an option to terminate after 1 year.
Components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in millions)
Operating lease expense	$1.2	$2.5
Finance lease expense	0.1	0.1
Total lease expense	$1.3	$2.6

As of June 30, 2019, the weighted average remaining lease term for operating leases was 6.0 years and for finance leases was 3.1 years. The weighted average discount rate was 3.3% and 3.7% for operating and finance leases, respectively.
Maturities of lease liabilities were as follows:

	As of June 30, 2019
	Operating Leases	Finance Leases
	(in millions)
2019	$2.6	$0.2
2020	4.4	0.2
2021	2.9	0.2
2022	1.9	—
2023	1.8	—
Thereafter	6.2	—
Total lease payments	19.8	0.6
Less: inputed interest	(2.0)	—
Total	$17.8	$0.6

Supplemental balance sheet information related to leases was as follows:

As of June 30, 2019
(in millions)
Operating leases:
Operating lease right-of-use asset	$15.7
Operating lease liability	17.8
Finance leases:
Property and equipment, gross	1.1
Accumulated depreciation	(0.5)
Property and equipment, net	0.6
Other liabilities	$0.6
Supplemental cash flow information related to leases was as follows:

Six Months Ended
June 30, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.5
Financing cash flows from finance leases	0.1

7. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The Company's effective tax rates were 18.1% and 17.0% for the three and six months ended June 30, 2019, respectively, compared to 17.2% and 15.6% for the same periods of 2018. Tax-advantaged investment income, Deferred Gain amortization, LPT Reserve Adjustments, LPT Contingent Commission Adjustments, and certain other adjustments reduced the Company's effective income tax rate below the U.S. statutory rate of 21%.

8. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Unpaid losses and LAE at beginning of period	$2,189.3	$2,258.1	$2,207.9	$2,266.1
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	498.7	531.1	504.4	537.0
Net unpaid losses and LAE at beginning of period	1,690.6	1,727.0	1,703.5	1,729.1
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	116.1	111.2	229.4	221.6
Prior periods	(23.7)	(16.5)	(45.9)	(28.9)
Total net losses and LAE incurred during the period	92.4	94.7	183.5	192.7
Paid losses and LAE, net of reinsurance, related to:
Current period	23.2	20.0	30.6	25.9
Prior periods	82.2	86.3	178.8	180.5
Total net paid losses and LAE during the period	105.4	106.3	209.4	206.4
Ending unpaid losses and LAE, net of reinsurance	1,677.6	1,715.4	1,677.6	1,715.4
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	484.2	512.5	484.2	512.5
Unpaid losses and LAE at end of period	$2,161.8	$2,227.9	$2,161.8	$2,227.9
Total net losses and LAE included in the above table exclude amortization of the deferred reinsurance gain—LPT Agreement, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments, which totaled $5.7 million and $6.9 million for the three months ended June 30, 2019 and 2018, respectively and $8.2 million and $9.5 million for the six months ended June 30, 2019 and 2018, respectively (See Note 9).
The change in incurred losses and LAE attributable to prior periods included $24.0 million and $46.0 million of favorable development on the Company's voluntary risk business for the three and six months ended June 30, 2019, respectively, and $0.3 million and $0.1 million of unfavorable development on the Company's assigned risk business for the same periods. The change in incurred losses and LAE attributable to prior periods for the three and six months ended June 30, 2018 included $16.5 million and $28.5 million of favorable development on the Company's voluntary risk business, respectively, and $0.4 million of favorable development on the Company's assigned risk business for the six months ended June 30, 2018. The favorable prior accident year loss development on voluntary business during the three and six months ended June 30, 2019 and 2018 was the result of the Company's determination that adjustments were necessary to reflect observed favorable paid loss trends, which have been impacted by cost savings associated with accelerated claims settlement activity that began in 2014 and continued in 2019.
9. LPT Agreement
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
The Company amortized $3.7 million and $4.2 million of the Deferred Gain for the three months ended June 30, 2019 and 2018, respectively, and $6.2 million and $6.8 million for the six months ended June 30, 2019 and 2018, respectively. Additionally, the Deferred Gain was further reduced by $1.8 million and $2.2 million for the three and six months ended June 30, 2019 and 2018, respectively, due to a favorable LPT Reserve Adjustment and favorable LPT Contingent Commission Adjustments in the amount of $0.2 million and $0.5 million for the three and six months ended June 30, 2019 and 2018, respectively. The remaining Deferred Gain was $141.7 million and $149.6 million as of June 30, 2019 and December 31, 2018, respectively. The estimated remaining liabilities subject to the LPT Agreement were $391.3 million and $408.2 million as of June 30, 2019 and December 31, 2018, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $785.3 million and $773.7 million from inception through June 30, 2019 and December 31, 2018, respectively.
10. Notes Payable and Other Financing Arrangements
Notes payable is comprised of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Dekania Surplus Note, due April 29, 2034	$—	$10.0
Alesco Surplus Note, due December 15, 2034	—	10.0
Total	$—	$20.0

EPIC had a $10.0 million surplus note to Dekania CDO II, Ltd. (Dekania) issued as part of a pooled transaction. On April 12, 2019, the Florida Office of Insurance Regulation approved EPIC's request to pay off the Dekania surplus note. Subsequently, on April 15, 2019, EPIC formally called this note. The outstanding principal, plus accrued and unpaid interest, in the amount of $10.2 million, was paid on May 14, 2019.
EPIC had a $10.0 million surplus note to Alesco Preferred Funding V, LTD (Alesco) issued as part of a pooled transaction. On April 12, 2019, the Florida Office of Insurance Regulation approved EPIC's request to pay off the Alesco surplus note. Subsequently, on May 6, 2019, EPIC formally called this note. The outstanding principal, plus accrued and unpaid interest, in the amount of $10.2 million, was paid on June 13, 2019.
Other financing arrangements are comprised of the following:
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
FHLB membership also allows the Company's insurance subsidiaries access to standby letters of credit. On March 9, 2018, ECIC, EPIC, and EAC entered into standby Letter of Credit Reimbursement Agreements (Letter of Credit Agreements) with the FHLB. On March 1, 2019, FHLB and ECIC, EPIC, and EAC each amended their Letter of Credit Agreements to increase their respective credit amounts. The Letter of Credit Agreements are between the FHLB and each of EAC, in the amount of $60.0 million, ECIC, in the amount of $90.0 million, and EPIC, in the amount of $110.0 million. The amended Letter of Credit Agreements will expire on March 31, 2020; however, the Letter of Credit Agreements will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of June 30, 2019, letters of credit totaling $260.0 million were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements.
As of June 30, 2019, investment securities having a fair value of $356.8 million were pledged to the FHLB by the Company's insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.

11. Accumulated Other Comprehensive Income
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

	June 30, 2019	December 31, 2018
	(in millions)
Net unrealized gains (losses) on investments, before taxes	$67.5	$(17.3)
Deferred tax (expense) benefit on net unrealized gains (losses)	(14.2)	3.6
Total accumulated other comprehensive income (loss)	$53.3	$(13.7)

12. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2019
RSUs(1)	72,060	$40.54	$2.9
PSUs(2)	95,940	40.54	3.9

May 2019
RSUs(3)	17,050	$40.76	$0.7

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

(3)	The RSUs awarded in May 2019 were awarded to non-employee Directors of the Company and vest in full on May 23, 2020.
Employees who were awarded RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when the underlying award vests and becomes payable. If the underlying award does not vest or is forfeited, any dividend equivalents with respect to the underlying award will also fail to become payable and will be forfeited.
Stock options exercised totaled 5,186 for the six months ended June 30, 2019, 13,800 for the six months ended June 30, 2018, and 57,091 for the year ended December 31, 2018.
As of June 30, 2019, the Company had 180,460 options, 241,159 RSUs, and 249,144 PSUs (based on target number awarded) outstanding.
13. Earnings Per Share
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

The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions, except share data)
Net income—basic and diluted	$40.7	$42.5	$92.6	$68.1
Weighted average number of shares outstanding—basic	32,077,698	32,880,023	32,197,523	32,843,448
Effect of dilutive securities:
PSUs	233,635	202,149	290,130	253,098
Stock options	78,836	100,357	79,487	100,635
RSUs	60,459	40,177	72,745	62,578
Dilutive potential shares	372,930	342,683	442,362	416,311
Weighted average number of shares outstanding—diluted	32,450,628	33,222,706	32,639,885	33,259,759

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
We target small businesses, as we believe that this market is traditionally characterized by more attractive pricing, and stronger persistency when compared to the U.S. workers’ compensation insurance industry in general. We believe we are able to price our policies at levels that are competitive and profitable over the long-term given our expertise in underwriting this market segment. Our underwriting approach is to consistently underwrite small business accounts at appropriate and competitive prices without sacrificing long-term profitability and stability for short-term top-line revenue growth.
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
The insurance industry is highly competitive, and there is significant competition in the national workers' compensation industry that is based on price and quality of services. We compete with other specialty workers' compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, self-insurance funds, state insurance pools, and other direct-to-customer workers’ compensation insurance solutions.
Pricing on our renewals showed an overall average rate decrease of 13.4% and 13.1% for the three and six months ended June 30, 2019, respectively, versus the rate level in effect on such business a year earlier. We believe that we can continue to write attractive business due to favorable loss costs and frequency trends and the success of our accelerated claims initiatives, despite the competitive market conditions we currently face. Given the strength of our balance sheet and the execution of our underwriting, claims, and investment strategies, we believe that we are well positioned for the current market cycle.
On August 11, 2017, we entered into a Purchase Agreement, as most recently amended on October 25, 2018, with PRUS with respect to the Acquisition of all of the outstanding shares of capital stock of PRNY. The purchase price is equal to the sum of: (i) the amount of statutory capital and surplus of PRNY at closing (which is currently estimated to be approximately $47.0 million); and (ii) $5.8 million. We expect to fund the Acquisition with cash on hand.
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
We will not be acquiring any employees or ongoing business operations pursuant to the Acquisition. The Acquisition is subject to certain closing conditions, including, among other things, approval from the Department of Financial Services of the State of New York, which occurred in June 2019. We expect to close the Acquisition on July 31, 2019.
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

	June 30, 2019	December 31, 2018
	(in millions)
GAAP stockholders' equity	$1,121.5	$1,018.2
Deferred reinsurance gain–LPT Agreement	141.7	149.6
Less: Accumulated other comprehensive income (loss), net	53.3	(13.7)
Adjusted stockholders' equity(1)	$1,209.9	$1,181.5

(1)	Adjusted stockholders' equity is a non-GAAP measure consisting of total GAAP stockholders' equity plus the Deferred Gain, less Accumulated other comprehensive income (loss), net.
Our net income was $40.7 million and $92.6 million for the three and six months ended June 30, 2019, respectively, compared to $42.5 million and $68.1 million for the corresponding periods of 2018. Our underwriting income was $21.1 million and $37.9 million for the three and six months ended June 30, 2019, respectively, compared to $25.6 million and $44.0 million for the same periods of 2018. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned.
Our results of operations during the three months ended June 30, 2019 were impacted by: (i) favorable prior accident year loss development of $23.7 million, which decreased our losses and LAE by the same amount; (ii) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $1.8 million cumulative adjustment to the Deferred Gain and reduced our losses and LAE by the same amount (LPT Reserve Adjustment); (iii) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $0.2 million cumulative adjustment, which reduced our losses and LAE by the same amount (LPT Contingent Commission Adjustment); and (iv) $6.8 million in net unrealized gains on equity securities during the period. Collectively, these items increased our pre-tax net income by $32.5 million during the second quarter of 2019.
Our results of operations during the six months ended June 30, 2019 were impacted by: (i) favorable prior accident year loss development of $45.9 million, which decreased our losses and LAE by the same amount; (ii) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $1.8 million LPT Reserve Adjustment; (iii) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $0.2 million LPT Contingent Commission Adjustment; and (iv) $28.0 million in net unrealized gains on equity securities during the period. Collectively, these items increased our pre-tax net income by $75.9 million during the first half of 2019.
Our results of operations during the three months ended June 30, 2018 were impacted by: (i) favorable prior accident year loss development of $16.5 million, which decreased our losses and LAE by the same amount; (ii) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $2.2 million LPT Reserve Adjustment; (iii) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $0.5 million LPT Contingent Commission Adjustment; and (iv) the inclusion of $3.5 million in net unrealized gains on equity securities during the period. Collectively, these items increased our pre-tax net income by $22.7 million during the second quarter of 2018.
Our results of operations during the six months ended June 30, 2018 were impacted by: (i) favorable prior accident year loss development of $28.9 million, which decreased our losses and LAE by the same amount; (ii) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $2.2 million LPT Reserve Adjustment during the second quarter of 2018; (iii) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $0.5 million LPT Contingent Commission Adjustment during the second quarter of 2018; and (iv) the inclusion of $9.4 million in net unrealized losses on equity securities during the period. Collectively, these items increased our pre-tax net income by $22.2 million during the six months ended June 30, 2018.
The components of net income are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Gross premiums written	$176.6	$186.4	$386.6	$398.0
Net premiums written	$175.2	$185.0	$383.9	$395.2

Net premiums earned	$175.5	$178.0	$350.3	$354.6
Net investment income	21.4	20.3	43.2	39.7
Net realized and unrealized gains (losses) on investments	7.4	5.7	30.7	(2.4)
Other income	—	0.1	0.4	0.1
Total revenues	204.3	204.1	424.6	392.0

Losses and LAE	86.8	87.8	175.3	183.2
Commission expense	23.8	24.5	45.8	48.2
Underwriting and other operating expenses	43.8	40.1	91.3	79.2
Interest and financing expenses	0.2	0.4	0.6	0.7
Total expenses	154.6	152.8	313.0	311.3
Income tax expense	9.0	8.8	19.0	12.6
Net income	$40.7	$42.5	$92.6	$68.1
Less amortization of the Deferred Gain related to losses	$3.2	$3.6	$5.2	$5.7
Less amortization of the Deferred Gain related to contingent commission	0.5	0.6	1.0	1.1
Less impact of LPT Reserve Adjustments(1)	1.8	2.2	1.8	2.2
Less impact of LPT Contingent Commission Adjustments(2)	0.2	0.5	0.2	0.5
Net income before impact of the LPT Agreement(3)	$35.0	$35.6	$84.4	$58.6

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
Gross Premiums Written
Gross premiums written were $176.6 million and $386.6 million for the three and six months ended June 30, 2019, respectively, compared to $186.4 million and $398.0 million for the corresponding periods of 2018. The year-over-year decreases for the three and six months ended June 30, 2019 were primarily due to a period-over-period decrease in average rate.
Net Premiums Written
Net premiums written were $175.2 million and $383.9 million for the three and six months ended June 30, 2019, respectively, compared to $185.0 million and $395.2 million for the corresponding periods of 2018. Reinsurance premiums ceded were $1.4 million and $2.7 million for the three and six months ended June 30, 2019, respectively, compared to $1.4 million and $2.8 million for the corresponding periods of 2018.
Net Premiums Earned
Net premiums earned were $175.5 million and $350.3 million for the three and six months ended June 30, 2019, respectively, compared to $178.0 million and $354.6 million for the corresponding periods of 2018. Net premiums earned are primarily a function of the amount and timing of net premiums previously written.
The following table shows the percentage change in our in-force premiums, policy count, average policy size, and payroll exposure (upon which our premiums are based) overall, for California, where 52% of our premiums were generated, and for all other states, excluding California:

	As of June 30, 2019
	Year-to-Date Change			Year-Over-Year Change
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	0.6%	(2.6)%	4.3%	2.9%	(1.6)%	8.1%
In-force policy count	4.9	4.3	5.4	8.8	8.4	9.1
Average in-force policy size	(4.1)	(6.6)	(1.1)	(5.5)	(9.2)	(0.9)
In-force payroll exposure	10.2	9.0	11.1	21.1	23.9	19.5

The following table shows our in-force premiums and number of policies in-force for each state with at least five percent of our in-force premiums and all other states combined for the periods presented:

	June 30, 2019		December 31, 2018		June 30, 2018		December 31, 2017
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$348.0	43,813	$357.1	41,988	$353.6	40,400	$349.4	40,573
Florida	37.2	5,743	41.0	5,833	43.0	5,734	41.8	5,625
Other (43 states and D.C.)	285.1	46,465	268.1	43,677	255.1	42,108	235.7	39,296
Total	$670.3	96,021	$666.2	91,498	$651.7	88,242	$626.9	85,494
Our alternative distribution channels that utilize partnerships and alliances generated $162.7 million and $156.0 million, or 24.3% and 23.9%, of our in-force premiums as of June 30, 2019 and 2018, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnerships and alliances.
Net Investment Income and Net Realized and Unrealized Gains on Investments
We invest in fixed maturity securities, equity securities, other invested assets, short-term investments, and cash equivalents. Net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities, less bank service charges and custodial and portfolio management fees. We have established a high quality/short duration bias in our investment portfolio.
Net investment income increased 5.4% and 8.8% for the three and six months ended June 30, 2019, respectively, compared to the same periods of 2018. The average pre-tax book yield on invested assets increased to 3.5% as of June 30, 2019, up from 3.3% as of June 30, 2018. Average invested assets was up slightly year-over-year.
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
Net realized and unrealized gains (losses) on investments were $7.4 million and $30.7 million for the three and six months ended June 30, 2019, respectively, compared to $5.7 million and $(2.4) million for the corresponding periods of 2018. The net realized and unrealized gains on investments for the three months ended June 30, 2019 and 2018 included $7.1 million and $5.7 million of net realized and unrealized gains on equity securities, respectively, and $0.3 million of net realized gains on fixed maturity securities for the three months ended June 30, 2019. There were no net realized gains on fixed maturity securities for the three months ended June 30, 2018. The net realized and unrealized gains (losses) on investments for the six months ended June 30, 2019 and 2018 included $29.8 million and $(1.9) million of net realized and unrealized gains (losses) on equity securities, respectively, and $0.9 million and $(0.5) million of net realized gains (losses) on fixed maturity securities, respectively. Net gains and losses on equity securities during each of the periods presented were largely consistent with the performance of U.S. equity markets. Realized gains and losses on fixed maturity securities were primarily related to sales associated with a reallocation of our investment portfolio. Net realized and unrealized gains on investments included $2.0 million of other-than-temporary impairments for the six months ended June 30, 2018. There were no other-than-temporary impairments on investments for the six months ended June 30, 2019.
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

The following table presents our calendar year combined ratios.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Loss and LAE ratio	49.5%	49.3%	50.0%	51.7%
Underwriting and other operating expenses ratio	25.0	22.5	26.1	22.3
Commission expense ratio	13.5	13.8	13.1	13.6
Combined ratio	88.0%	85.6%	89.2%	87.6%
We include all of the operating expenses of our holding company in the calculation of our combined ratio, which added approximately two percentage points to that ratio for each of the three and six months ended June 30, 2019 and 2018, respectively.
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) decreased year-over-year and through June 30, 2019, we saw a slight downward movement in medical and indemnity costs per claim that is reflected in our current accident year loss estimate. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years.
Our loss and LAE ratio increased 0.2 percentage points, or 0.4%, and decreased 1.7 percentage points, or 3.1%, for the three and six months ended June 30, 2019, respectively, compared to the same periods of 2018. The increase in our loss and LAE ratio during the three months ended June 30, 2019, compared to the same period of 2018, was primarily attributable to an increase in our current accident year loss estimate, partially offset by increased favorable prior accident year loss development. The decrease in our loss and LAE ratio during the six months ended June 30, 2019 was primarily attributable to increased favorable prior accident year loss development, partially offset by an increase in the current accident year loss estimate year-over-year. Favorable development totaled $23.7 million and $45.9 million during the three and six months ended June 30, 2019, respectively, which included $24.0 million and $46.0 million favorable development on our voluntary business and $0.3 million and $0.1 million unfavorable development on our assigned risk business, respectively. Favorable development for the three and six months ended June 30, 2018 totaled $16.5 million and $28.9 million, respectively. Favorable development for the three months ended June 30, 2018 was entirely related to our voluntary business, while favorable development for the six months ended June 30, 2018 included $28.5 million of favorable development on our voluntary business and $0.4 million of favorable development on our assigned risk business. Favorable prior accident year loss development in all periods presented was primarily the result of observed favorable loss cost trends, primarily for the 2014 through 2017 accident years, which have been impacted by our internal initiatives to reduce loss costs, including the accelerated claims settlement activity that began in 2014 and continued into 2019.
Our current accident year loss and LAE ratio was 66.2% and 65.5% for the three and six months ended June 30, 2019, respectively, compared to 62.5% for each of the corresponding periods of 2018. The year-over-year increases were primarily due to the impact of increased competitive pressures and price decreases across most of our markets; however, our current accident year loss and LAE ratio continues to reflect the impact of key business initiatives, including: an emphasis on the accelerated settlement of open claims; diversifying our risk exposure across geographic markets; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets.
Excluding the impact from the LPT, losses and LAE would have been $92.5 million and $94.7 million, or 52.7% and 53.2% of net premiums earned, for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, losses and LAE, excluding the impact of the LPT, would have been $183.5 million and $192.7 million or 52.4% and 54.3% of net premium earned, respectively.

The table below reflects prior accident year loss and LAE reserve adjustments and the impact of the LPT on net income before income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Prior accident year favorable loss development, net	$23.7	$16.5	$45.9	$28.9
Amortization of the Deferred Gain related to losses	$3.2	$3.6	$5.2	$5.7
Amortization of the Deferred Gain related to contingent commission	0.5	0.6	1.0	1.1
Impact of LPT Reserve Adjustments	1.8	2.2	1.8	2.2
Impact of LPT Contingent Commission Adjustments	0.2	0.5	0.2	0.5
Total impact of the LPT on losses and LAE	5.7	6.9	8.2	9.5
Total losses and LAE reserve adjustments	$29.4	$23.4	$54.1	$38.4
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
Our underwriting and other operating expenses ratio increased 2.5 and 3.8 percentage points, or 11.0% and 16.7%, for the three and six months ended June 30, 2019, respectively, compared to the same periods of 2018. During the three months ended June 30, 2019, our IT expenses increased $2.6 million and our compensation expenses increased $1.9 million, compared to the same period of 2018. During the six months ended June 30, 2019, our compensation expenses increased $4.2 million, our IT expenses increased $2.9 million, and our professional fees increased $2.3 million, compared to the same period of 2018. These increases were largely the result of our aggressive development and implementation of new digital technologies and capabilities. Additionally, during the six months ended June 30, 2019, our bad debt expense increased $1.1 million compared to the same period of 2018, primarily related to additional write-offs during the first half of 2019.
Commission Expense Ratio
Commission expenses include direct commissions to our agents and brokers, including our partnerships and alliances, for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.
Our commission expense ratio decreased 0.3 and 0.5 percentage points, or 1.9% and 3.8%, for the three and six months ended June 30, 2019, respectively, compared to the same periods of 2018. The decreases in the commission expense ratios were primarily the result of a decrease in projected 2019 agency incentive commissions.
Income Tax Expense
Income tax expense was $9.0 million and $19.0 million for the three and six months ended June 30, 2019, respectively, compared to $8.8 million and $12.6 million for the corresponding periods of 2018. The effective tax rates were 18.1% and 17.0% for the three and six months ended June 30, 2019, respectively, compared to 17.2% and 15.6% for the same periods of 2018. Tax-advantaged investment income, Deferred Gain amortization, LPT Reserve Adjustments, LPT Contingent Commission Adjustments, and certain other adjustments reduced our effective income tax rate below the U.S. statutory rate of 21%.
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

During the first quarter of 2019, EICN made a $19.7 million cash dividend payment to its parent company. As a result of that payment, EICN's dividend capacity is limited to $0.1 million without prior regulatory approval for the remainder of 2019. During the second quarter of 2019, EAC made a $19.7 million cash dividend payment to its parent company and, as a result of that payment, EAC's dividend capacity is limited to $0.1 million without prior regulatory approval for the remainder of 2019. ECIC can pay $8.8 million of dividends through September 5, 2019, and $57.2 million thereafter, without prior regulatory approval.
Total cash and investments at the holding company was $105.9 million at June 30, 2019, consisting of $38.4 million of cash and cash equivalents, $25.7 million of unaffiliated fixed maturity securities, and $41.8 million of equity securities. We do not currently have a revolving credit facility because we believe that the holding company's cash needs for the foreseeable future will be met with its cash and investments on hand, as well as dividends available from our insurance subsidiaries.
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
Total cash and investments held by our operating subsidiaries was $2,765.4 million at June 30, 2019, consisting of $67.4 million of cash and cash equivalents, $2,492.0 million of fixed maturity securities, $204.0 million of equity securities, and $2.0 million of other invested assets. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of June 30, 2019 consisted of $67.1 million of cash and cash equivalents, $197.3 million of publicly traded equity securities whose proceeds are available within three business days, and $1,044.1 million of highly liquid fixed maturity securities whose proceeds are available within three business days. We believe that our subsidiaries' liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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
FHLB membership also allows our insurance subsidiaries access to Letter of Credit Agreements and on March 9, 2018, ECIC, EPIC, and EAC entered into Letter of Credit Agreements with the FHLB. On March 1, 2019 FHLB and ECIC, EPIC, and EAC each amended their Letter of Credit Agreements to increase their respective credit amounts. The Letter of Credit Agreements are between the FHLB and each of EAC, in the amount of $60.0 million, ECIC, in the amount of $90.0 million, and EPIC, in the amount of $110.0 million. The amended Letter of Credit Agreements became effective March 1, 2019 and expire March 31, 2020. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times (See Note 10).
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events. On July 1, 2019, we entered into a new reinsurance program that is effective through June 30, 2020 with similar terms and conditions to the expiring program. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized.
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Securities having a fair value of $902.2 million and $867.7 million were on deposit at June 30, 2019 and December 31, 2018, respectively. Additionally, standby letters of credit from the FHLB have been issued in lieu of $260.0 million of securities on deposit at June 30, 2019.
Certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $3.2 million and $23.2 million at June 30, 2019 and December 31, 2018, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.

The table below shows our net cash flows for the six months ended:

	June 30,
	2019	2018
	(in millions)
Cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$42.3	$86.2
Investing activities	42.5	3.2
Financing activities	(81.0)	(16.4)
Increase in cash, cash equivalents, and restricted cash	$3.8	$73.0
For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2019 included net premiums received of $374.6 million, and investment income received of $48.5 million. These operating cash inflows were partially offset by net claims payments of $209.2 million, underwriting and other operating expenses paid of $100.8 million, and commissions paid of $47.7 million.
Net cash provided by operating activities for the six months ended June 30, 2018 included net premiums received of $370.0 million, and investment income received of $45.1 million. These operating cash inflows were partially offset by net claims payments of $206.7 million, underwriting and other operating expenses paid of $74.5 million, and commissions paid of $45.0 million.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2019 was primarily related to sales, maturities, and redemptions of investments whose proceeds were used to fund claims payments, underwriting and other operating expenses, stockholder dividend payments, debt repayment, and share repurchases, partially offset by the investment of premiums received and the reinvestment of funds from sales, maturities, redemptions, and interest income.
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
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2019 was primarily related to share repurchases, the redemption of notes payable, and stockholder dividend payments.
Net cash used in financing activities for the six months ended June 30, 2018 was primarily related to stockholder dividend payments.
Dividends
Stockholder dividends paid were $14.7 million and $13.3 million for the six months ended June 30, 2019 and 2018, respectively. On July 24, 2019, the Board of Directors declared a $0.22 dividend per share and eligible RSU and PSU, payable August 21, 2019, to stockholders of record on August 7, 2019.
Share Repurchases
On February 21, 2018, the Board of Directors authorized a share repurchase program for repurchases of up to $50.0 million of our common stock from February 26, 2018 through February 26, 2020 (the 2018 Program). On April 24, 2019, the Board of Directors authorized a $50.0 million expansion of the 2018 Program, to $100.0 million, and extended the repurchase authority pursuant to the 2018 Program through June 30, 2020. The 2018 Program provides that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2018 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time. Through June 30, 2019, we repurchased a total of 1,155,655 shares of common stock under the 2018 Program at an average price of $40.95 per share, including commissions, for a total cost of $47.3 million.
Capital Resources
As of June 30, 2019, the capital resources available to us consisted of $1,121.5 million of stockholders’ equity and the $141.7 million Deferred Gain.

Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of June 30, 2019.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$20.0	$5.1	$7.8	$3.6	$3.5
Non-cancellable contracts	20.2	4.7	8.7	6.1	0.7
Capital leases	0.8	0.3	0.5	—	—
Unpaid losses and LAE reserves (1)(2)	2,161.8	364.0	456.6	279.3	1,061.9
Unfunded investment commitments	68.0	68.0	—	—	—
Total contractual obligations	$2,270.8	$442.1	$473.6	$289.0	$1,066.1

(1)
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

(2)	The unpaid losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which were as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables on unpaid losses and LAE	$(484.2)	$(26.7)	$(50.8)	$(48.5)	$(358.2)
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total return; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance.
As of June 30, 2019, the total amortized cost of our investments recorded at fair value was $2,593.3 million and its fair value was $2,756.8 million. These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.
We also have a $6.7 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
As of June 30, 2019, our investment portfolio consisted of 91% fixed maturity securities. We strive to limit interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 3.7 at June 30, 2019. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "A+," using ratings assigned by Standard & Poor's (S&P). Our fixed maturity securities portfolio had a weighted average quality of "AA-" as of June 30, 2019, with 49.7% of the portfolio rated "AA" or better, based on market value. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
We also have a portfolio of equity securities. We strive to limit the exposure to equity price risk associated with equity securities by diversifying our holdings across several industry sectors. Equity securities represented 9% of our investment portfolio at June 30, 2019.
We also invest in private equity limited partnerships, which totaled $2.0 million at June 30, 2019. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 12 years, subject to three one-year extensions at the general manager's discretion. We expect to receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment or portion thererof, from time-to-time during the full course of the fund term. As of June 30, 2019, we have unfunded commitments to these private equity limited partnerships totaling $48.0 million.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.

The following table shows the estimated fair value, the percentage of the fair value to total invested assets at fair value, the average book yield, and the average tax equivalent yield (each based on the book value of each category of invested assets) as of June 30, 2019.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield (1)
	(in millions, except percentages)
U.S. Treasuries	$94.9	3.4%	2.3%	2.3%
U.S. Agencies	9.9	0.4	4.7	4.7
States and municipalities	505.4	18.3	3.3	3.8
Corporate securities	1,098.5	39.8	3.3	3.3
Residential mortgage-backed securities	463.0	16.8	3.1	3.1
Commercial mortgage-backed securities	103.7	3.8	3.2	3.2
Asset-backed securities	65.4	2.4	3.4	3.4
Other securities	176.9	6.4	5.3	5.3
Equity securities	239.1	8.7	5.1	5.6
Total investments at fair value	$2,756.8	100.0%
Weighted average yield			3.5%	3.6%

(1) Computed using a statutory income tax rate of 21%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of June 30, 2019 by credit rating category, using the lower of ratings assigned by Moody's Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	7.3%
“AA”	42.4
“A”	32.5
“BBB”	12.0
Below investment grade	5.8
Total	100.0%
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
We believe that we have appropriately identified the declines in the fair values of our unrealized losses for the six months ended June 30, 2019. We recognized no impairments on fixed maturity securities during the six months ended June 30, 2019. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, our intent to not sell the securities, and a determination that it is not more likely than not that we will be required to sell the securities at an amount less than its amortized cost.
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
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of June 30, 2019, our fixed maturity securities portfolio had a duration of 3.7. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2018 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the Company's repurchases of its common stock during the second quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
April 1 – April 30, 2019	254,968	$40.80	254,968	$57.6
May 1 – May 31, 2019	100,000	41.52	100,000	53.4
June 1 – June 30, 2019	17,322	41.91	17,322	52.7
	372,290	$41.05	372,290
On February 21, 2018, the Board of Directors announced a share repurchase program for repurchases of up to $50.0 million of our common stock from February 26, 2018 through February 26, 2020 (the 2018 Program). On April 24, 2019, the Board of Directors authorized a $50.0 million expansion of the 2018 Program, to $100.0 million, and extended the repurchase authority pursuant to the 2018 Program through June 30, 2020. The 2018 Program provides that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2018 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	File No.	Exhibit	Filing Date
*10.1	Employment Agreement by and between Employers Holdings, Inc. and Jeffrey C. Shaw, dated April 29, 2019 and effective May 1, 2019	X
*10.2	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Tracey Berg, dated April 24, and effective as of May 1, 2019		8-K	001-33245	10.1	April 26, 2019
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
—————
*Represents management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	July 29, 2019	/s/ Michael S. Paquette
Michael S. Paquette
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)