Form 10-Q
period 2019-09-30
Employers Holdings, Inc.
filed 2019-10-25
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 17, 2019, there were 31,814,678 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	September 30, 2019	December 31, 2018
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,394.6 at September 30, 2019 and $2,513.7 at December 31, 2018)	$2,480.8	$2,496.4
Equity securities at fair value (cost $199.0 at September 30, 2019 and $131.9 at December 31, 2018)	284.7	199.9
Equity securities at cost	6.7	6.4
Other invested assets	24.7	—
Short-term investments at fair value (amortized cost $25.0 at December 31, 2018)	—	25.0
Total investments	2,796.9	2,727.7
Cash and cash equivalents	140.3	101.4
Restricted cash and cash equivalents	0.3	0.6
Accrued investment income	17.5	18.0
Premiums receivable (less bad debt allowance of $5.7 at September 30, 2019 and $6.7 at December 31, 2018)	314.7	333.1
Reinsurance recoverable for:
Paid losses	7.1	6.7
Unpaid losses	527.1	504.4
Deferred policy acquisition costs	51.2	48.2
Deferred income taxes, net	0.1	26.9
Property and equipment, net	23.9	18.2
Operating lease right-of-use assets	15.0	—
Intangible assets, net	13.6	7.7
Goodwill	36.2	36.2
Contingent commission receivable—LPT Agreement	13.2	32.0
Cloud computing arrangements	30.4	26.0
Other assets	37.4	32.1
Total assets	$4,024.9	$3,919.2
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$2,197.3	$2,207.9
Unearned premiums	360.3	336.3
Commissions and premium taxes payable	52.0	57.3
Accounts payable and accrued expenses	27.3	37.1
Deferred reinsurance gain—LPT Agreement	139.4	149.6
Notes payable	—	20.0
Operating lease liability	17.1	—
Non-cancellable obligations	20.4	18.8
Other liabilities	50.7	74.0
Total liabilities	$2,864.5	$2,901.0
Commitments and contingencies

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	September 30, 2019	December 31, 2018
Stockholders’ equity:	(unaudited)
Common stock, $0.01 par value; 150,000,000 shares authorized; 57,178,320 and 56,975,675 shares issued and 31,814,678 and 32,765,792 shares outstanding at September 30, 2019 and December 31, 2018, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	393.0	388.8
Retained earnings	1,134.3	1,030.7
Accumulated other comprehensive income (loss), net of tax	68.1	(13.7)
Treasury stock, at cost (25,363,642 shares at September 30, 2019 and 24,209,883 shares at December 31, 2018)	(435.6)	(388.2)
Total stockholders’ equity	1,160.4	1,018.2
Total liabilities and stockholders’ equity	$4,024.9	$3,919.2
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	(unaudited)		(unaudited)
Net premiums earned	$175.8	$192.9	$526.1	$547.5
Net investment income	22.3	20.2	65.5	59.9
Net realized and unrealized gains on investments	2.6	15.6	33.3	13.2
Other income	0.3	0.2	0.6	0.4
Total revenues	201.0	228.9	625.5	621.0
Expenses
Losses and loss adjustment expenses	92.9	106.6	268.2	289.7
Commission expense	21.9	24.8	67.7	73.1
Underwriting and other operating expenses	45.3	38.8	136.6	118.1
Interest and financing expenses	—	0.4	0.6	1.1
Total expenses	160.1	170.6	473.1	482.0
Net income before income taxes	40.9	58.3	152.4	139.0
Income tax expense	8.1	10.7	27.0	23.3
Net income	$32.8	$47.6	$125.4	$115.7

Comprehensive income
Unrealized AFS investment gains (losses) arising during the period (net of tax (expense) benefit of $(4.3) and $2.4 for the three months ended September 30, 2019 and 2018, respectively, and $(22.3) and $15.0 for the nine months ended September 30, 2019 and 2018, respectively)	$16.4	$(9.2)	$84.1	$(56.3)
Reclassification adjustment for realized AFS investment (gains) losses in net income (net of tax (expense) benefit of $0.4 for the three months ended September 30, 2019, and $0.6 and $0.1 for the nine months ended September 30, 2019 and 2018, respectively)	(1.6)	—	(2.3)	0.4
Other comprehensive income (loss), net of tax	14.8	(9.2)	81.8	(55.9)
Total comprehensive income	$47.6	$38.4	$207.2	$59.8

Net realized and unrealized gains on investments
Net realized and unrealized gains on investments before impairments	$2.6	$15.6	$33.3	$15.2
Other than temporary impairment recognized in earnings	—	—	—	(2.0)
Net realized and unrealized gains on investments	$2.6	$15.6	$33.3	$13.2

Earnings per common share (Note 13):
Basic	$1.03	$1.45	$3.90	$3.52
Diluted	$1.01	$1.43	$3.85	$3.48
Cash dividends declared per common share and eligible RSUs and PSUs	$0.22	$0.20	$0.66	$0.60
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended September 30, 2019 and 2018
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, July 1, 2019	57,157,926	$0.6	$389.8	$1,108.7	$53.3	$(430.9)	$1,121.5
Stock-based obligations	—	—	2.7	—	—	—	2.7
Stock options exercised	20,394	—	0.5	—	—	—	0.5
Acquisition of common stock	—	—	—	—	—	(4.7)	(4.7)
Dividends declared	—	—	—	(7.2)	—	—	(7.2)
Net income for the period	—	—	—	32.8	—	—	32.8
Change in net unrealized gains on investments, net of taxes of $(3.9)	—	—	—	—	14.8	—	14.8
Balance, September 30, 2019	57,178,320	$0.6	$393.0	$1,134.3	$68.1	$(435.6)	$1,160.4

Balance, July 1, 2018	56,866,727	$0.6	$382.4	$970.8	$(13.3)	$(384.0)	$956.5
Stock-based obligations	—	—	2.0	—	—	—	2.0
Stock options exercised	37,291	—	0.8	—	—	—	0.8
Dividends declared	—	—	—	(6.6)	—	—	(6.6)
Net income for the period	—	—	—	47.6	—	—	47.6
Change in net unrealized losses on investments, net of taxes of $2.4	—	—	—	—	(9.2)	—	(9.2)
Balance, September 30, 2018	56,904,018	$0.6	$385.2	$1,011.9	$(22.5)	$(384.0)	$991.2

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2019	56,975,675	$0.6	$388.8	$1,030.7	$(13.7)	$(388.2)	$1,018.2
Stock-based obligations	—	—	6.8	—	—	—	6.8
Stock options exercised	25,580	—	0.6	—	—	—	0.6
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	177,065	—	(3.2)	—	—	—	(3.2)
Acquisition of common stock	—	—	—	—	—	(47.4)	(47.4)
Dividends declared	—	—	—	(21.8)	—	—	(21.8)
Net income for the period	—	—	—	125.4	—	—	125.4
Change in net unrealized gains on investments, net of taxes of $(21.7)	—	—	—	—	81.8	—	81.8
Balance,September 30, 2019	57,178,320	$0.6	$393.0	$1,134.3	$68.1	$(435.6)	$1,160.4

Balance, January 1, 2018	56,695,174	$0.6	$381.2	$842.2	$107.4	$(383.7)	$947.7
Stock-based obligations	—	—	5.9	—	—	—	5.9
Stock options exercised	51,091	—	1.0	—	—	—	1.0
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	157,753	—	(2.9)	—	—	—	(2.9)
Acquisition of common stock	—	—	—	—	—	(0.3)	(0.3)
Dividends declared	—	—	—	(19.9)	—	—	(19.9)
Net income for the period		—	—	115.7	—	—	115.7
Reclassification adjustment for adoption of ASU No. 2016-01	—	—	—	74.0	(74.0)	—	—
Change in net unrealized losses on investments, net of taxes of $14.9		—	—	—	(55.9)	—	(55.9)
Balance, September 30, 2018	56,904,018	$0.6	$385.2	$1,011.9	$(22.5)	$(384.0)	$991.2

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Nine Months Ended
	September 30,
	2019	2018
Operating activities	(unaudited)
Net income	$125.4	$115.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6.5	5.1
Stock-based compensation	6.8	5.9
Amortization of cloud computing arrangements	3.8	—
Amortization of premium on investments, net	7.1	6.4
Allowance for doubtful accounts	(1.0)	(2.1)
Deferred income tax expense	5.1	23.0
Net realized and unrealized gains on investments	(33.3)	(13.2)
Change in operating assets and liabilities:
Premiums receivable	19.4	(23.9)
Reinsurance recoverable on paid and unpaid losses	25.9	24.5
Cloud computing arrangements	(8.2)	(21.8)
Operating lease right-of-use-assets	(15.0)	—
Current federal income taxes	(5.8)	(2.9)
Unpaid losses and loss adjustment expenses	(58.9)	(32.4)
Unearned premiums	24.0	37.7
Accounts payable, accrued expenses and other liabilities	(12.0)	3.8
Deferred reinsurance gain—LPT Agreement	(10.2)	(11.5)
Contingent commission receivable—LPT Agreement	18.8	—
Operating lease liabilities	17.1	—
Non-cancellable obligations	1.6	15.5
Other	(4.5)	3.3
Net cash provided by operating activities	112.6	133.1
Investing activities
Purchases of fixed maturity securities	(250.1)	(472.9)
Purchases of equity securities	(219.7)	(31.2)
Purchases of short-term investments	—	(34.9)
Purchases of other invested assets	(24.9)	—
Proceeds from sale of fixed maturity securities	147.3	169.8
Proceeds from sale of equity securities	80.3	58.1
Proceeds from maturities and redemptions of fixed maturity securities	313.1	294.7
Proceeds from maturities of short-term investments	25.0	38.9
Net change in unsettled investment purchases and sales	(24.3)	5.0
Capital expenditures and other	(12.4)	(7.6)
Purchase of Cerity Insurance Company, net of cash and cash equivalents acquired	(15.9)	—
Net cash provided by investing activities	18.4	19.9
Financing activities
Acquisition of common stock	(47.8)	(0.3)
Cash transactions related to stock-based compensation	(2.6)	(1.9)
Dividends paid to stockholders	(21.8)	(19.9)
Redemption of notes payable	(20.0)	—
Payments on capital leases	(0.2)	(0.2)
Net cash used in financing activities	(92.4)	(22.3)
Net increase in cash, cash equivalents and restricted cash	38.6	130.7
Cash, cash equivalents and restricted cash at the beginning of the period	102.0	74.3
Cash, cash equivalents and restricted cash at the end of the period	$140.6	$205.0

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	September 30, 2019	December 31, 2018
	(in millions)
Cash and cash equivalents	$140.3	$101.4
Restricted cash and cash equivalents supporting reinsurance obligations	0.3	0.6
Total cash, cash equivalents and restricted cash	$140.6	$102.0

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 (Unaudited)
1. Basis of Presentation and Summary of Operations
Employers Holdings, Inc. (EHI) is a Nevada holding company. Through its wholly owned insurance subsidiaries, Employers Insurance Company of Nevada (EICN), Employers Compensation Insurance Company (ECIC), Employers Preferred Insurance Company (EPIC), Employers Assurance Company (EAC), and Cerity Insurance Company (CIC), EHI is engaged in the commercial property and casualty insurance industry, specializing in workers’ compensation products and services. Unless otherwise indicated, all references to the “Company” refer to EHI, together with its subsidiaries.
In 1999, the Nevada State Industrial Insurance System (the Fund) entered into a retroactive 100% quota share reinsurance agreement (the LPT Agreement) through a loss portfolio transfer transaction with third party reinsurers. The LPT Agreement commenced on June 30, 1999 and will remain in effect until all claims under the covered policies have closed, the LPT Agreement is commuted or terminated, upon the mutual agreement of the parties, or the reinsurers’ aggregate maximum limit of liability is exhausted, whichever occurs first. The LPT Agreement does not provide for any additional termination terms. On January 1, 2000, EICN assumed all of the assets, liabilities and operations of the Fund, including the Fund’s rights and obligations associated with the LPT Agreement (See Note 9).
The Company accounts for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain (the Deferred Gain) was recorded as a liability on the Company’s Consolidated Balance Sheets. The Company is entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement and is recorded as an asset on the Company’s Consolidated Balance Sheets.
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
Acquisition
On August 11, 2017, the Company entered into a stock purchase agreement (as amended, Purchase Agreement), with Partner Reinsurance Company of the U.S. (PRUS) with respect to the acquisition (Acquisition) of all of the outstanding shares of capital stock of PartnerRe Insurance Company of New York (PRNY). On July 31, 2019, the Company completed the Acquisition. The purchase price was equal to the sum of: (i) $47.6 million, the amount of statutory capital and surplus of PRNY at closing; and (ii) $5.8 million. The Company funded the Acquisition with cash on hand. As a result of the purchase, the Company acquired $37.5 million of cash and cash equivalents, $10.2 million of fixed maturity securities, $5.8 million of intangible assets (comprised of state licenses), $6.9 million of other assets, $7.0 million of other liabilities, and $48.3 million of gross loss and LAE reserves, which were offset by $48.3 million of reinsurance recoverables, resulting in no net loss and LAE reserves. The Company did not acquire any employees or ongoing business operations pursuant to the Acquisition.
Pursuant to the Purchase Agreement, all liabilities and obligations of PRNY existing as of the closing date, whether known or unknown, will be indemnified by PRUS. In addition, PartnerRe Ltd., the parent company of PRUS, has provided the Company with a guaranty that unconditionally, absolutely and irrevocably guarantees the full and prompt payment and performance by PRUS of all of its obligations, liabilities, and indemnities under the Purchase Agreement and the transactions contemplated thereby. If PRUS and PartnerRe Ltd. were to fail to honor their obligations to the Company under the Purchase Agreement, all or a portion of the remaining gross loss and LAE reserves acquired by the Company pursuant to the Acquisition would become the Company’s responsibility.
Subsequent to completing the Acquisition, PRNY was renamed CIC and will offer digital, direct-to-customer workers’ compensation insurance solutions.
2. Change in Estimates
The Company reduced its estimated loss and LAE reserves ceded under the Loss Portfolio Transfer Agreement (LPT Reserve Adjustment) during the second quarter of 2019 as a result of the determination that an adjustment was necessary to reflect observed favorable paid loss trends. The following table shows the financial statement impact related to the LPT Reserve Adjustment.

Nine Months Ended
September 30, 2019
(in millions, except per share data)
LPT Reserve Adjustment	$(5.3)
Cumulative adjustment to the Deferred Gain(1)	(1.8)
Net income impact from this change in estimate	1.8
Earnings per common share impact from this change in estimate:
Basic and Diluted	0.06

(1)
The cumulative adjustment to the Deferred reinsurance gain–LPT Agreement (Deferred Gain) was also recognized in losses and LAE incurred in the Company’s Consolidated Statement of Comprehensive Income, so that the Deferred Gain reflects the balance that would have existed had the revised loss and LAE reserves been recognized at the inception of the LPT Agreement.

The Company increased its estimate of Contingent commission receivable – LPT Agreement (LPT Contingent Commission Adjustment) during the second quarter of 2019 as a result of the determination that an adjustment was necessary to reflect observed favorable paid loss trends. The following table shows the financial statement impact related to the LPT Contingent Commission Adjustment.

Nine Months Ended
September 30, 2019
(in millions, except per share data)
LPT Contingent Commission Adjustment	$0.3
Net income impact from this change in estimate	0.2
Earnings per common share impact from this change in estimate:
Basic and Diluted	0.01

3. New Accounting Standards
Recently Issued Accounting Standards
In April 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this update represent changes to clarify, correct errors in, or improve the codification within various Accounting Standards Codification (ASC) topics. The Company will adopt the updates related to Topic 815 when it adopts ASU 2016-13. The Company will adopt any remaining codification improvements as they become applicable and has determined that the impact of these improvements will not be material to its consolidated financial condition and results of operations.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This update replaces the incurred loss impairment methodology for recognizing credit losses on financial instruments with a methodology that reflects an entity’s current estimate of all expected credit losses. This update requires financial assets (including receivables and reinsurance recoverables) measured at amortized cost to be presented net of an allowance for credit losses. Additionally, this update requires credit losses on available-for-sale fixed maturity securities to be presented as an allowance rather than as a write-down, allowing an entity to also record reversals of credit losses in current period net income. This update becomes effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Additionally, in December 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This update provides clarification on the effective and transition dates and the exclusion of operating lease receivables from Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. This update adds optional transition relief for entities to elect the fair value option for certain financial assets previously measured at amortized cost basis to increase comparability of similar financial assets. The Company is currently evaluating the impact that the adoption of these updates will have on its consolidated financial condition and results of operations.
Recently Adopted Accounting Standards
In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This update aligns the guidance in various SEC sections of the codification with the requirements of certain SEC final rules along with other miscellaneous updates, which are effective upon issuance. The Company adopted these updates where applicable and has determined that there was no impact to its consolidated financial condition and results of operations.
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
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This update provides entities with an additional and optional transition method to adopt ASU 2016-02 with a cumulative-effect adjustment in the period of adoption. This update also provides guidance for a practical expedient that permits lessors to not separate non-lease components from the associated lease components. Additionally, in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. This update provides additional guidance on the new lease model with improvements in numerous aspects of the guidance in ASC 842 including, but not limited to, implicit rates, reassessment of lease classification, terms and purchase options, investment tax credits, and various other transition guidance. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. This update provides amendments to various lease topics including sales taxes collected from lessees, certain lessor costs paid to third parties, and variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases Topics (842) Codification Improvements. The amendments in this update increase transparency and comparability for the recognition of leases and disclosures about leasing transactions. This update provides additional clarity on determining the value of the underlying asset by lessors that are not manufacturers or dealers. This update further clarifies the presentation of the statement of cash flows related to lessors that are depository and lending institutions within the scope of Topic 942. Additionally, this update provides guidance on transition disclosures related to leases. The Company adopted these updates concurrently with ASU 2016-02. See Note 6 regarding the impact of adopting this standard on the Company’s Consolidated Financial Statements.
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

4. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,765.5	$2,765.5	$2,721.3	$2,721.3
Cash and cash equivalents	140.3	140.3	101.4	101.4
Restricted cash and cash equivalents	0.3	0.3	0.6	0.6
Financial liabilities
Notes payable	$—	$—	$20.0	$23.5

Assets and liabilities recorded at fair value on the Company’s Consolidated Balance Sheets are categorized based upon the levels of judgment associated with the inputs used to measure their fair value. Level inputs are defined as follows:

•	Level 1 - Inputs are unadjusted quoted market prices for identical assets or liabilities in active markets at the measurement date.

•	Level 2 - Inputs other than Level 1 prices that are observable for similar assets or liabilities through corroboration with market data at the measurement date.

•	Level 3 - Inputs that are unobservable that reflect management’s best estimate of what willing market participants would use in pricing the assets or liabilities at the measurement date.
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
The Company bases all of its estimates of fair value for assets on the bid prices, when available, as they represent what a third-party market participant would be willing to pay in an arm’s length transaction.
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments made to the prices obtained from third party pricing services as of September 30, 2019 and December 31, 2018.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. When objectively verifiable information is not available, the Company produces an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
The Company’s estimates of fair value for its notes payable are based on a combination of the variable interest rates for notes with similar durations to discount the projection of future payments on notes payable. The fair value measurements for notes payable have been determined to be Level 2 at December 31, 2018. As of September 30, 2019, all outstanding notes payable were redeemed. See Note 10 for further details.
EICN, ECIC, EPIC, and EAC are members of the Federal Home Loan Bank of San Francisco (FHLB). Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds advanced. The Company’s investment in FHLB stock is recorded at cost, which approximates fair value, as purchases and sales of these securities are at par value with the issuer. FHLB stock is considered a restricted security and is periodically evaluated by the Company for impairment based on the ultimate recovery of par value.

The following table presents the Company’s investments at fair value and the corresponding fair value measurements.

	September 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$84.2	$—	$—	$106.4	$—
U.S. Agencies	—	2.9	—	—	11.4	—
States and municipalities	—	492.7	—	—	528.0	—
Corporate securities	—	1,077.8	—	—	1,090.4	—
Residential mortgage-backed securities	—	480.4	—	—	451.5	—
Commercial mortgage-backed securities	—	105.3	—	—	94.3	—
Asset-backed securities	—	58.0	—	—	64.5	—
Other securities	—	179.5	—	—	149.9	—
Total fixed maturity securities	$—	$2,480.8	$—	$—	$2,496.4	$—
Equity securities at fair value:
Industrial and miscellaneous	$246.1	$—	$—	$174.8	$—	$—
Other	38.6	—	—	25.1	—	—
Total equity securities at fair value	$284.7	$—	$—	$199.9	$—	$—
Short-term investments	$—	$—	$—	$—	$25.0	$—
Total investments at fair value	$284.7	$2,480.8	$—	$199.9	$2,521.4	$—

The following table provides a reconciliation of the beginning and ending balances of investments that are recorded at fair value and are measured using Level 3 inputs for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended
	September 30, 2019	September 30, 2018
Level 3 Securities:	(in millions)
Beginning balance, January 1	$—	$4.7
Transfers out of Level 3 (1)	—	(4.7)
Purchases and sales, net	—	—
Ending balance, September 30	$—	$—

(1)
The transfer during the nine months ended September 30, 2018 was the result of adoption of ASU 2016-01, which specified that FHLB stock shall be carried at cost and is therefore excluded from the fair value hierarchy.

Financial Instruments Carried at Net Asset Value (NAV)
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company’s Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at NAV and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. The Company performs certain control procedures to validate the appropriateness of using NAV as a measurement. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 12 years, subject to three one year extensions at the general partner’s discretion. The Company will receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment, or portion thereof. The Company expects these distributions from time-to-time during the full course of the fund term. As of September 30, 2019, the Company had unfunded commitments to these private equity limited partnerships totaling $45.1 million.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.

The following table presents cash and investments carried at NAV on the Company’s Consolidated Balance Sheets.

	September 30, 2019	December 31, 2018
	(in millions)
Cash equivalents carried at NAV	$100.2	$57.5
Other invested assets carried at NAV	4.7	—

5. Investments
The Company’s investments in fixed maturity securities and short-term investments are classified as available-for-sale (AFS) and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred taxes, in Accumulated other comprehensive income (loss) (AOCI) on the Company’s Consolidated Balance Sheets. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s AFS investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At September 30, 2019
Fixed maturity securities
U.S. Treasuries	$82.0	$2.2	$—	$84.2
U.S. Agencies	2.7	0.2	—	2.9
States and municipalities	464.8	27.9	—	492.7
Corporate securities	1,035.9	41.9	—	1,077.8
Residential mortgage-backed securities	472.6	8.6	(0.8)	480.4
Commercial mortgage-backed securities	100.7	4.6	—	105.3
Asset-backed securities	56.7	1.3	—	58.0
Other securities	179.2	1.1	(0.8)	179.5
Total fixed maturity securities	$2,394.6	87.8	(1.6)	$2,480.8

At December 31, 2018
Fixed maturity securities
U.S. Treasuries	$106.7	$0.9	$(1.2)	$106.4
U.S. Agencies	11.3	0.1	—	11.4
States and municipalities	513.4	15.3	(0.7)	528.0
Corporate securities	1,106.2	5.8	(21.6)	1,090.4
Residential mortgage-backed securities	459.1	2.2	(9.8)	451.5
Commercial mortgage-backed securities	96.7	0.1	(2.5)	94.3
Asset-backed securities	64.7	0.2	(0.4)	64.5
Other securities	155.6	—	(5.7)	149.9
Total fixed maturity securities	$2,513.7	24.6	(41.9)	$2,496.4
Total short-term investments	$25.0	—	—	$25.0

The Company’s investment in equity securities are recorded at fair value with changes in the fair value included in Net realized and unrealized gains (losses) on investments on the Company’s Consolidated Statements of Comprehensive Income. The Company’s investment in FHLB stock is presented within Equity securities at cost on the Company’s Consolidated Balance Sheets. The cost and estimated fair value of the Company’s equity securities recorded at fair value at September 30, 2019 and December 31, 2018 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At September 30, 2019
Equity securities at fair value
Industrial and miscellaneous	$171.8	$246.1
Other	27.2	38.6
Total equity securities at fair value	$199.0	$284.7

At December 31, 2018
Equity securities at fair value
Industrial and miscellaneous	$114.6	$174.8
Other	17.3	25.1
Total equity securities at fair value	$131.9	$199.9

The Company has investments in private equity limited partnerships that totaled $4.7 million (initial cost of $4.9 million) at September 30, 2019, which are carried at NAV based on information provided by the general partner. The Company also has investments in convertible preferred shares of real estate investment trusts that totaled $20.0 million at September 30, 2019, which are carried at cost and approximate fair value. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Both of these investments are included in Other invested assets on the Company’s Consolidated Balance Sheets, and changes in the value of these investments are recorded through net realized and unrealized gains and losses on the Company’s Consolidated Statements of Comprehensive Income. The Company had no Other invested assets at December 31, 2018.
The amortized cost and estimated fair value of the Company’s fixed maturity securities at September 30, 2019, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$131.1	$132.1
Due after one year through five years	796.1	818.6
Due after five years through ten years	783.1	826.0
Due after ten years	54.3	60.4
Mortgage and asset-backed securities	630.0	643.7
Total	$2,394.6	$2,480.8

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of September 30, 2019 and December 31, 2018.

	September 30, 2019			December 31, 2018
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in millions, except number of issues data)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$—	$—	—	$12.2	$(0.1)	7
States and municipalities	—	—	—	70.1	(0.7)	21
Corporate securities	—	—	—	624.4	(13.4)	205
Residential mortgage-backed securities	—	—	—	156.9	(2.5)	59
Commercial mortgage-backed securities	—	—	—	30.9	(0.5)	13
Asset-backed securities	—	—	—	25.1	(0.2)	18
Other securities	46.4	(0.8)	125	137.1	(5.7)	215
Total less than 12 months	$46.4	$(0.8)	125	$1,056.7	$(23.1)	538

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$—	$—	—	$72.7	$(1.1)	25
Corporate securities	—	—	—	193.7	(8.2)	69
Residential mortgage-backed securities	65.1	(0.8)	28	199.8	(7.3)	72
Commercial mortgage-backed securities	—	—	—	55.0	(2.0)	22
Asset-backed securities	—	—	—	16.5	(0.2)	17
Total 12 months or greater	$65.1	$(0.8)	28	$537.7	$(18.8)	205

There were no other-than-temporary impairments on fixed maturity securities recognized during the nine months ended September 30, 2019. The Company recognized impairments on fixed maturity securities of $2.0 million (consisting of fifty-seven securities) during the nine months ended September 30, 2018 as a result of the Company’s intent to sell these securities. The Company determined that the remaining unrealized losses on fixed maturity securities for the nine months ended September 30, 2018 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose total fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the lack of severity and duration of the impairment, the credit quality of the issuers, the Company’s intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities at an amount less than their amortized cost.
Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses on fixed maturity securities are also recognized when securities are written down as a result of an other-than-temporary impairment.

Net realized gains (losses) on investments and the change in unrealized gains on the Company’s investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI, before tax
	(in millions)
Three Months Ended September 30, 2019
Fixed maturity securities	$2.3	$(0.3)	$18.7	$2.0	$18.7
Equity securities	14.0	(3.0)	(10.3)	0.7	—
Other invested assets	—	—	(0.2)	(0.2)	—
Cash equivalents	0.1	—	—	0.1	—
Total investments	$16.4	$(3.3)	$8.2	$2.6	$18.7

Nine Months Ended September 30, 2019
Fixed maturity securities	$3.9	$(1.0)	$103.5	$2.9	$103.5
Equity securities	16.7	(3.9)	17.7	30.5	—
Other invested assets	—	—	(0.2)	(0.2)	—
Cash equivalents	0.1	—	—	0.1	—
Total investments	$20.7	$(4.9)	$121.0	$33.3	$103.5

Three Months Ended September 30, 2018
Fixed maturity securities	$—	$—	$(11.6)	$—	$(11.6)
Equity securities	4.9	(0.5)	11.2	15.6	—
Total investments	$4.9	$(0.5)	$(0.4)	$15.6	$(11.6)

Nine Months Ended September 30, 2018
Fixed maturity securities	$2.1	$(2.6)	$(70.8)	$(0.5)	$(70.8)
Equity securities	13.0	(1.1)	1.8	13.7	—
Total investments	$15.1	$(3.7)	$(69.0)	$13.2	$(70.8)
Proceeds from the sales of fixed maturity securities were $52.9 million and $147.3 million for the three and nine months ended September 30, 2019, respectively, compared to $1.5 million and $169.8 million for the three and nine months ended September 30, 2018.
Net investment income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Fixed maturity securities	$20.2	$18.8	$60.8	$56.5
Equity securities	2.8	1.5	6.6	4.8
Cash equivalents and restricted cash	0.5	0.9	1.5	1.4
Gross investment income	23.5	21.2	68.9	62.7
Investment expenses	(1.2)	(1.0)	(3.4)	(2.8)
Net investment income	$22.3	$20.2	$65.5	$59.9

The Company is required by various state laws and regulations to hold securities or letters of credit in depository accounts with certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of September 30, 2019 and December 31, 2018, securities having a fair value of $846.5 million and $867.7 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $260.0 million of securities on deposit as of September 30, 2019 (See Note 10).
Certain reinsurance contracts require the Company’s funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at September 30, 2019 and December 31, 2018 was $3.2 million and $23.2 million, respectively.
6. Property and Equipment
Property and equipment consists of the following:

	As of September 30,	As of December 31,
	2019	2018
	(in millions)
Furniture and equipment	$2.5	$3.3
Leasehold improvements	6.0	3.2
Computers and software	66.3	61.9
Automobiles	1.1	1.1
Property and equipment, gross	75.9	69.5
Accumulated depreciation	(52.0)	(51.3)
Property and equipment, net	$23.9	$18.2

Depreciation expenses related to property and equipment for the three and nine months ended September 30, 2019 were $2.8 million and $6.5 million, respectively, and $6.1 million for the year ended December 31, 2018. Internally developed software costs of $0.9 million and $2.5 million were capitalized during the three and nine months ended September 30, 2019, respectively, and $2.9 million in internally developed software costs were capitalized during the year ended December 31, 2018.
Cloud Computing Arrangements
The Company’s capitalized costs associated with cloud computing arrangements totaled $30.4 million and $26.0 million, which were comprised of service contract fees and implementation costs associated with hosting arrangements on the Company’s Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively. Total amortization for hosting arrangements for the three and nine months ended September 30, 2019 was $1.7 million and $3.8 million, respectively, and $0.8 million for the year ended December 31, 2018.
Leases
The Company determines if an arrangement is a lease at the inception of the transaction. Operating leases for offices are presented as a right-of-use asset (ROU asset) and lease liability on the Company’s Consolidated Balance Sheets. Financing leases for automobiles are included in property and equipment and other liabilities on the Company’s Consolidated Balance Sheets. The Company elected the practical expedients provided in ASU Number 2018-11, Leases (Topic 842): Targeted Improvements and ASU Number 2016-02, Leases (Topic 842), allowing the Company to apply provisions of the new guidance at the date of adoption without adjusting comparative periods presented.
ROU assets represent the right to use an underlying asset for the lease term and the lease liability represents the obligation to make lease payments arising from the lease transaction. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses collateralized incremental borrowing rates to determine the present value of lease payments. The ROU assets also include lease payments less any lease incentives within a lease agreement. The Company’s lease terms may include options to extend or terminate a lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s operating leases have remaining terms of 1 year to 8 years, with options to extend up to 10 years with no termination provision. The Company’s finance leases have an option to terminate after 1 year.
Components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in millions)
Operating lease expense	$1.3	$3.8
Finance lease expense	0.1	0.2
Total lease expense	$1.4	$4.0

As of September 30, 2019, the weighted average remaining lease term for operating leases was 6.6 years and for finance leases was 2.7 years. The weighted average discount rate was 3.3% and 3.7% for operating and finance leases, respectively.
Maturities of lease liabilities were as follows:

	As of September 30, 2019
	Operating Leases	Finance Leases
	(in millions)
2019	$1.3	$0.2
2020	4.5	0.2
2021	3.1	0.2
2022	1.9	—
2023	2.0	—
Thereafter	6.1	—
Total lease payments	18.9	0.6
Less: inputed interest	(1.8)	—
Total	$17.1	$0.6

Supplemental balance sheet information related to leases was as follows:

As of September 30, 2019
(in millions)
Operating leases:
Operating lease right-of-use asset	$15.0
Operating lease liability	17.1
Finance leases:
Property and equipment, gross	1.1
Accumulated depreciation	(0.5)
Property and equipment, net	0.6
Other liabilities	$0.6
Supplemental cash flow information related to leases was as follows:

Nine Months Ended
September 30, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$3.8
Financing cash flows used for finance leases	0.2

7. Income Taxes
Income tax expense for interim periods is measured using an estimated effective tax rate for the annual period. The Company’s effective tax rates were 19.8% and 17.7% for the three and nine months ended September 30, 2019, respectively, compared to 18.4% and 16.8% for the same periods of 2018. Tax-advantaged investment income, Deferred Gain amortization, LPT Reserve Adjustments, LPT Contingent Commission Adjustments, and certain other adjustments reduced the Company’s effective income tax rate below the U.S. statutory rate of 21%.

8. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Unpaid losses and LAE at beginning of period	$2,161.8	$2,227.9	$2,207.9	$2,266.1
Less reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	484.2	512.5	504.4	537.0
Net unpaid losses and LAE at beginning of period	1,677.6	1,715.4	1,703.5	1,729.1
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	115.4	121.1	344.8	342.5
Prior periods	(20.2)	(11.9)	(66.1)	(40.8)
Total net losses and LAE incurred during the period	95.2	109.2	278.7	301.7
Paid losses and LAE, net of reinsurance, related to:
Current period	32.9	31.2	63.5	56.9
Prior periods	69.7	71.5	248.5	252.0
Total net paid losses and LAE during the period	102.6	102.7	312.0	308.9
Ending unpaid losses and LAE, net of reinsurance	1,670.2	1,721.9	1,670.2	1,721.9
Reinsurance recoverable, excluding bad debt allowance, on unpaid losses and LAE	527.1	511.8	527.1	511.8
Unpaid losses and LAE at end of period	$2,197.3	$2,233.7	$2,197.3	$2,233.7
Total net losses and LAE included in the above table exclude amortization of the deferred reinsurance gain—LPT Agreement, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments, which totaled $2.3 million and $2.6 million for the three months ended September 30, 2019 and 2018, respectively and $10.5 million and $12.0 million for the nine months ended September 30, 2019 and 2018, respectively (See Note 9).
The change in incurred losses and LAE attributable to prior periods included $20.0 million and $66.0 million of favorable development on the Company’s voluntary risk business for the three and nine months ended September 30, 2019, respectively, and $0.2 million and $0.1 million of favorable development on the Company’s assigned risk business for the same periods. The change in incurred losses and LAE attributable to prior periods for the three and nine months ended September 30, 2018 included $12.0 million and $40.5 million of favorable development on the Company’s voluntary risk business, respectively, and $0.1 million of unfavorable development and $0.3 million of favorable development on the Company’s assigned risk business for the three and nine months ended September 30, 2018, respectively. The favorable prior accident year loss development on voluntary business during the three and nine months ended September 30, 2019 and 2018 was the result of the Company’s determination that adjustments were necessary to reflect observed favorable paid loss trends, which have been impacted by cost savings associated with accelerated claims settlement activity that began in 2014 and continued in 2019.
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
The Company amortized $2.3 million and $2.6 million of the Deferred Gain for the three months ended September 30, 2019 and 2018, respectively, and $8.5 million and $9.3 million for the nine months ended September 30, 2019 and 2018, respectively. Additionally, the Deferred Gain was further reduced by $1.8 million and $2.2 million for the nine months ended September 30,

2019 and 2018, respectively, due to a favorable LPT Reserve Adjustment and by $0.2 million and $0.5 million due to favorable LPT Contingent Commission Adjustments for the nine months ended September 30, 2019 and 2018, respectively. The remaining Deferred Gain was $139.4 million and $149.6 million as of September 30, 2019 and December 31, 2018, respectively. The estimated remaining liabilities subject to the LPT Agreement were $385.8 million and $408.2 million as of September 30, 2019 and December 31, 2018, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $790.8 million and $773.7 million from inception through September 30, 2019 and December 31, 2018, respectively.
10. Notes Payable and Other Financing Arrangements
Notes payable is comprised of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Dekania Surplus Note, due April 29, 2034	$—	$10.0
Alesco Surplus Note, due December 15, 2034	—	10.0
Total	$—	$20.0

EPIC had a $10.0 million surplus note to Dekania CDO II, Ltd. (Dekania) issued as part of a pooled transaction. On April 12, 2019, the Florida Office of Insurance Regulation approved EPIC’s request to pay off the Dekania surplus note. Subsequently, on April 15, 2019, EPIC formally called this note. The outstanding principal, plus accrued and unpaid interest, in the amount of $10.2 million, was paid on May 14, 2019.
EPIC had a $10.0 million surplus note to Alesco Preferred Funding V, LTD (Alesco) issued as part of a pooled transaction. On April 12, 2019, the Florida Office of Insurance Regulation approved EPIC’s request to pay off the Alesco surplus note. Subsequently, on May 6, 2019, EPIC formally called this note. The outstanding principal, plus accrued and unpaid interest, in the amount of $10.2 million, was paid on June 13, 2019.
Other financing arrangements are comprised of the following:
EICN, ECIC, EPIC, and EAC are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis. Currently, none of the Company’s insurance subsidiaries has advances outstanding under the FHLB facility.
FHLB membership also allows the Company’s insurance subsidiaries access to standby letters of credit. On March 9, 2018, ECIC, EPIC, and EAC entered into standby Letter of Credit Reimbursement Agreements (Letter of Credit Agreements) with the FHLB. On March 1, 2019, FHLB and ECIC, EPIC, and EAC each amended their Letter of Credit Agreements to increase their respective credit amounts. The Letter of Credit Agreements are between the FHLB and each of EAC, in the amount of $60.0 million, ECIC, in the amount of $90.0 million, and EPIC, in the amount of $110.0 million. The amended Letter of Credit Agreements will expire on March 31, 2020; however, the Letter of Credit Agreements will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of September 30, 2019, letters of credit totaling $260.0 million were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements.
As of September 30, 2019, investment securities having a fair value of $351.0 million were pledged to the FHLB by the Company’s insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.

11. Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of unrealized gains (losses) on investments classified as AFS, net of deferred tax expense. Beginning in 2018, with the adoption of ASU 2016-01, the Company’s investments in equity securities at fair value are no longer considered to be AFS and are reported at fair value with unrealized gains and losses included in Net realized and unrealized gains (losses) on investments on the Company’s Consolidated Statements of Comprehensive Income. Prior to 2018, investments in equity securities at fair value were classified as AFS and changes in fair value were excluded from earnings and reported in accumulated other comprehensive income. The following table summarizes the components of accumulated other comprehensive income (loss):

	September 30, 2019	December 31, 2018
	(in millions)
Net unrealized gains (losses) on investments, before taxes	$86.2	$(17.3)
Deferred tax (expense) benefit on net unrealized gains (losses)	(18.1)	3.6
Total accumulated other comprehensive income (loss)	$68.1	$(13.7)

12. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2019
RSUs(1)	72,060	$40.54	$2.9
PSUs(2)	95,940	40.54	3.9

May 2019
RSUs(3)	17,050	$40.76	$0.7

August 2019
PSUs(2)	9,587	$41.72	$0.4

(1)
The RSUs awarded in March 2019 were awarded to certain employees of the Company and vest 25% on March 15, 2020, and each of the subsequent three anniversaries of that date. The RSUs are subject to accelerated vesting in certain circumstances, including but not limited to: death, disability, retirement, or in connection with a change of control of the Company.

(2)
The PSUs awarded in March 2019 and August 2019 were awarded to certain employees of the Company and have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The value shown in the table represents the aggregate number of PSUs awarded at the target level.

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
Stock options exercised totaled 25,580 for the nine months ended September 30, 2019, 51,091 for the nine months ended September 30, 2018, and 57,091 for the year ended December 31, 2018.
As of September 30, 2019, the Company had 160,066 options, 237,077 RSUs, and 258,765 PSUs (based on target number awarded) outstanding.
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

Commencing in 2017, certain stock-based compensation awards are eligible to receive dividend equivalents on awards that fully vest or become payable. The dividend equivalents are reflected in the Company’s net income; therefore, these awards are not considered participating securities for the purposes of determining earnings per share.
The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions, except share data)
Net income—basic and diluted	$32.8	$47.6	$125.4	$115.7
Weighted average number of shares outstanding—basic	31,946,851	32,906,250	32,168,826	32,864,612
Effect of dilutive securities:
PSUs	255,663	253,612	278,641	253,269
Stock options	80,889	104,450	79,954	101,907
RSUs	34,614	51,852	60,034	59,002
Dilutive potential shares	371,166	409,914	418,629	414,178
Weighted average number of shares outstanding—diluted	32,318,017	33,316,164	32,587,455	33,278,790

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
Overview
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to select, small businesses in low to medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance throughout the United States, with a concentration in California. Our revenues are primarily comprised of net premiums earned, net investment income, and net realized and unrealized gains on investments.
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

Our strategy is to pursue profitable growth opportunities across market cycles and maximize total investment returns within the constraints of prudent portfolio management. We pursue profitable growth opportunities by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-term relationships with independent insurance agencies, developing and implementing new technologies designed to transform the way small businesses and insurance agents utilize digital capabilities, and developing important alternative distribution channels. We continue to execute a number of ongoing business initiatives, including: focusing on internal and customer-facing business process excellence; diversifying our risk exposure across geographic markets; utilizing a multi-company pricing platform; and utilizing territory-specific pricing. Additionally, we continue to execute our plan of aggressive development and implementation of new technologies and capabilities that we believe will fundamentally transform and enhance the digital experience of our customers, including: (i) continued investments in new technology, data analytics, and process improvement capabilities focused on improving the agent experience and enhancing agent efficiency; and (ii) the launch of Cerity, a subsidiary separate from our other insurance businesses, which offers digital, direct-to-customer workers’ compensation insurance solutions.
The insurance industry is highly competitive, and there is significant competition in the national workers’ compensation industry that is based on price and quality of services. We compete with other specialty workers’ compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, self-insurance funds, state insurance pools, and other direct-to-customer workers’ compensation insurance solutions.
Pricing on our renewals showed an overall average rate decrease of 8.4% and 11.8% for the three and nine months ended September 30, 2019, respectively, versus the rate level in effect on such business a year earlier. We believe that we can continue to write attractive business due to favorable loss costs and frequency trends and the success of our accelerated claims initiatives, despite the competitive market conditions we currently face. Given the strength of our balance sheet and the execution of our underwriting, claims, and investment strategies, we believe that we are well positioned for the current market cycle.
On August 11, 2017, we entered into the Purchase Agreement with PRUS with respect to the Acquisition of all of the outstanding shares of capital stock of PRNY. On July 31, 2019, we completed the Acquisition. We funded the Acquisition with cash on hand. The purchase price was equal to the sum of: (i) $47.6 million, the amount of statutory capital and surplus of PRNY at closing; and (ii) $5.8 million. We did not acquire any employees or ongoing business operations pursuant to the Acquisition.
Pursuant to the Purchase Agreement, all liabilities and obligations of PRNY existing as of the closing date, whether known or unknown, will be indemnified by PRUS. In addition, PartnerRe Ltd., the parent company of PRUS, has provided us with a Guaranty that unconditionally, absolutely, and irrevocably guarantees the full and prompt payment and performance by PRUS of all of its obligations, liabilities, and indemnities under the Purchase Agreement and the transactions contemplated thereby. If PRUS and PartnerRe Ltd. were to fail to honor their obligations to us under the Purchase Agreement, all or a portion of the remaining gross loss and LAE reserves acquired by us pursuant to the Acquisition would become our responsibility.
Subsequent to completing the Acquisition, PRNY was renamed CIC.
Results of Operations
A primary measure of our performance is our ability to increase Adjusted stockholders’ equity over the long-term. We believe that this measure is important to our investors, analysts, and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry. The following table shows a reconciliation of our Stockholders’ equity on a GAAP basis to our Adjusted stockholders’ equity.

	September 30, 2019	December 31, 2018
	(in millions)
GAAP stockholders’ equity	$1,160.4	$1,018.2
Deferred reinsurance gain–LPT Agreement	139.4	149.6
Less: Accumulated other comprehensive income (loss), net	68.1	(13.7)
Adjusted stockholders’ equity(1)	$1,231.7	$1,181.5

(1)	Adjusted stockholders’ equity is a non-GAAP measure consisting of total GAAP stockholders’ equity plus the Deferred Gain, less Accumulated other comprehensive income (loss), net.
Our net income was $32.8 million and $125.4 million for the three and nine months ended September 30, 2019, respectively, compared to $47.6 million and $115.7 million for the corresponding periods of 2018. Our underwriting income was $15.7 million and $53.6 million for the three and nine months ended September 30, 2019, respectively, compared to $22.7 million and $66.6 million for the same periods of 2018. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting and other operating expenses from net premiums earned.

Our results of operations during the three months ended September 30, 2019 were impacted by: (i) favorable prior accident year loss development of $20.2 million, which decreased our losses and LAE by the same amount; and (ii) $10.3 million in net unrealized losses on equity securities during the period. Collectively, these items increased our pre-tax net income by $9.9 million during the third quarter of 2019.
Our results of operations during the nine months ended September 30, 2019 were impacted by: (i) favorable prior accident year loss development of $66.1 million, which decreased our losses and LAE by the same amount; (ii) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $1.8 million LPT Reserve Adjustment; (iii) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $0.2 million LPT Contingent Commission Adjustment; and (iv) $17.7 million in net unrealized gains on equity securities during the period. Collectively, these items increased our pre-tax net income by $85.8 million during the nine months ended September 30, 2019.
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
Our results of operations during the nine months ended September 30, 2018 were impacted by: (i) favorable prior accident year loss development of $40.8 million, which decreased our losses and LAE by the same amount; (ii) favorable development in the estimated reserves ceded under the LPT Agreement that resulted in a $2.2 million LPT Reserve Adjustment during the second quarter of 2018; (iii) an increase in the contingent commission receivable under the LPT Agreement that resulted in a $0.5 million LPT Contingent Commission Adjustment during the second quarter of 2018; and (iv) the inclusion of $1.8 million in net unrealized gains on equity securities during the period. Collectively, these items increased our pre-tax net income by $45.3 million during the nine months ended September 30, 2018.
The components of net income are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Gross premiums written	$166.5	$189.2	$553.1	$587.2
Net premiums written	$165.2	$187.3	$549.1	$582.5

Net premiums earned	$175.8	$192.9	$526.1	$547.5
Net investment income	22.3	20.2	65.5	59.9
Net realized and unrealized gains on investments	2.6	15.6	33.3	13.2
Other income	0.3	0.2	0.6	0.4
Total revenues	201.0	228.9	625.5	621.0

Losses and LAE	92.9	106.6	268.2	289.7
Commission expense	21.9	24.8	67.7	73.1
Underwriting and other operating expenses	45.3	38.8	136.6	118.1
Interest and financing expenses	—	0.4	0.6	1.1
Total expenses	160.1	170.6	473.1	482.0
Income tax expense	8.1	10.7	27.0	23.3
Net income	$32.8	$47.6	$125.4	$115.7
Less amortization of the Deferred Gain related to losses	$1.9	$2.1	$7.1	$7.8
Less amortization of the Deferred Gain related to contingent commission	0.4	0.5	1.4	1.5
Less impact of LPT Reserve Adjustments(1)	—	—	1.8	2.2
Less impact of LPT Contingent Commission Adjustments(2)	—	—	0.2	0.5
Net income before impact of the LPT Agreement(3)	$30.5	$45.0	$114.9	$103.7

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
Gross Premiums Written
Gross premiums written were $166.5 million and $553.1 million for the three and nine months ended September 30, 2019, respectively, compared to $189.2 million and $587.2 million for the corresponding periods of 2018. The year-over-year decreases for the three and nine months ended September 30, 2019 were primarily due to period-over-period decreases in final audit premiums and average rates, as well as declines in new business premiums written in California, partially offset by increases in renewal premiums written across all of our markets.
Net Premiums Written
Net premiums written were $165.2 million and $549.1 million for the three and nine months ended September 30, 2019, respectively, compared to $187.3 million and $582.5 million for the corresponding periods of 2018. Reinsurance premiums ceded were $1.3 million and $4.0 million for the three and nine months ended September 30, 2019, respectively, compared to $1.9 million and $4.7 million for the corresponding periods of 2018.
Net Premiums Earned
Net premiums earned were $175.8 million and $526.1 million for the three and nine months ended September 30, 2019, respectively, compared to $192.9 million and $547.5 million for the corresponding periods of 2018. Net premiums earned are primarily a function of the amount and timing of net premiums previously written.
The following table shows the percentage change in our in-force premiums, policy count, average policy size, and payroll exposure (upon which our premiums are based) overall, for California, where 51% of our premiums were generated, and for all other states, excluding California:

	As of September 30, 2019
	Year-to-Date Change			Year-Over-Year Change
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	(0.3)%	(5.3)%	5.5%	0.4%	(5.5)%	7.3%
In-force policy count	5.9	3.5	7.9	7.4	5.2	9.4
Average in-force policy size	(5.8)	(8.5)	(2.2)	(6.6)	(10.2)	(1.9)
In-force payroll exposure	13.5	8.6	16.6	18.8	15.0	21.1

The following table shows our in-force premiums and number of policies in-force for each state with at least five percent of our in-force premiums and all other states combined for the periods presented:

	September 30, 2019		December 31, 2018		September 30, 2018		December 31, 2017
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$338.3	43,465	$357.1	41,988	$358.1	41,335	$349.4	40,573
Florida	37.0	5,688	41.0	5,833	42.0	5,745	41.8	5,625
Other (44 states and D.C.)	289.2	47,747	268.1	43,677	262.0	43,110	235.7	39,296
Total	$664.5	96,900	$666.2	91,498	$662.1	90,190	$626.9	85,494
Our alternative distribution channels that utilize partnerships and alliances generated $163.0 million and $157.6 million, or 24.5% and 23.8%, of our in-force premiums as of September 30, 2019 and 2018, respectively. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnerships and alliances.
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
Net investment income increased 10.4% and 9.3% for the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018. The average pre-tax book yield on invested assets increased to 3.4% as of September 30, 2019, up from 3.3% as of September 30, 2018. Average invested assets was up slightly year-over-year.
Realized and certain unrealized gains and losses on our investments are reported separately from our net investment income. Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are also recognized when securities are written down as a result of an other-than-temporary impairment. Changes in fair value of equity securities and other invested assets are also included in Net realized and unrealized gains on investments on our Consolidated Statements of Comprehensive Income.
Net realized and unrealized gains on investments were $2.6 million and $33.3 million for the three and nine months ended September 30, 2019, respectively, compared to $15.6 million and $13.2 million for the corresponding periods of 2018. The net realized and unrealized gains on investments for the three months ended September 30, 2019 and 2018 included $0.7 million and $15.6 million of net realized and unrealized gains on equity securities, respectively, and $2.0 million of net realized gains on fixed maturity securities for the three months ended September 30, 2019. There were no net realized gains on fixed maturity securities for the three months ended September 30, 2018. The net realized and unrealized gains on investments for the nine months ended September 30, 2019 and 2018 included $30.5 million and $13.7 million of net realized and unrealized gains on equity securities, respectively, and $2.9 million and $(0.5) million of net realized gains (losses) on fixed maturity securities, respectively. Net gains on equity securities during each of the periods presented were largely consistent with the performance of U.S. equity markets. Realized gains and losses on fixed maturity securities were primarily related to sales associated with a reallocation of our investment portfolio. Net realized and unrealized gains on investments included $2.0 million of other-than-temporary impairments for the nine months ended September 30, 2018. There were no other-than-temporary impairments on investments for the nine months ended September 30, 2019.
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

The following table presents our calendar year combined ratios.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Loss and LAE ratio	52.8%	55.3%	51.0%	52.9%
Underwriting and other operating expenses ratio	25.8	20.0	25.9	21.5
Commission expense ratio	12.5	12.9	12.9	13.4
Combined ratio	91.1%	88.2%	89.8%	87.8%
We include all of the operating expenses of our holding company in the calculation of our combined ratio, which added approximately three percentage points to that ratio for each of the three and nine months ended September 30, 2019 and approximately two percentage points for each of the three and nine months ended September 30, 2018.
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) decreased year-over-year and through September 30, 2019, we saw a slight downward movement in medical and indemnity costs per claim that is reflected in our current accident year loss estimate. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years.
Our loss and LAE ratio decreased 2.5 percentage points, or 4.5%, and 1.9 percentage points, or 3.6%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018. The decrease in our loss and LAE ratios during the three months and nine months ended September 30, 2019, compared to the same periods of 2018, were primarily attributable to increased favorable prior accident year loss development, partially offset by an increase in our current accident year loss estimate. Favorable development totaled $20.2 million and $66.1 million during the three and nine months ended September 30, 2019, respectively, which included $20.0 million and $66.0 million favorable development on our voluntary business and an additional $0.2 million and $0.1 million favorable development on our assigned risk business, respectively. Favorable development for the three and nine months ended September 30, 2018 totaled $11.9 million and $40.8 million, respectively. Favorable development for the three months ended September 30, 2018 included $12.0 million favorable development on our our voluntary business and $0.1 million unfavorable development on our assigned risk business, while favorable development for the nine months ended September 30, 2018 included $40.5 million of favorable development on our voluntary business and $0.3 million of favorable development on our assigned risk business. Favorable prior accident year loss development on our voluntary business in all periods presented was primarily the result of observed favorable loss cost trends, primarily for the 2014 through 2017 accident years, which have been impacted by our internal initiatives to reduce loss costs, including the accelerated claims settlement activity that began in 2014 and that has continued into 2019.
Our current accident year loss and LAE ratio was 65.6% and 65.5% for the three and nine months ended September 30, 2019, respectively, compared to 62.8% and 62.6% for each of the corresponding periods of 2018. The year-over-year increases were primarily due to the impact of increased competitive pressures and price decreases across most of our markets; however, our current accident year loss and LAE ratio continues to reflect the impact of key business initiatives, including: an emphasis on the accelerated settlement of open claims; diversifying our risk exposure across geographic markets; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets.
Excluding the impact from the LPT, losses and LAE would have been $95.2 million and $109.2 million, or 54.2% and 56.6% of net premiums earned, for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, losses and LAE, excluding the impact of the LPT, would have been $278.7 million and $301.7 million, or 53.0% and 55.1% of net premium earned, respectively.

The table below reflects prior accident year loss and LAE reserve adjustments and the impact of the LPT on net income before income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Prior accident year favorable loss development, net	$20.2	$11.9	$66.1	$40.8
Amortization of the Deferred Gain related to losses	$1.9	$2.1	$7.1	$7.8
Amortization of the Deferred Gain related to contingent commission	0.4	0.5	1.4	1.5
Impact of LPT Reserve Adjustments	—	—	1.8	2.2
Impact of LPT Contingent Commission Adjustments	—	—	0.2	0.5
Total impact of the LPT on losses and LAE	2.3	2.6	10.5	12.0
Total losses and LAE reserve adjustments	$22.5	$14.5	$76.6	$52.8
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
Our underwriting and other operating expenses ratio increased 5.8 and 4.4 percentage points, or 29.0% and 20.5%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018. During the three months ended September 30, 2019, our IT expenses increased $3.8 million and our compensation expenses increased $3.2 million compared to the same period of 2018. During the nine months ended September 30, 2019, our compensation expenses increased $7.5 million, our IT expenses increased $6.7 million, and our professional fees increased $2.0 million, compared to the same period of 2018. These increases were largely the result of our aggressive development and implementation of new digital technologies and capabilities. Additionally, our policyholder dividends increased $0.5 million and $1.2 million during the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018, primarily as a result of increased competitive pressures.
Commission Expense Ratio
Commission expenses include direct commissions to our agents and brokers, including our partnerships and alliances, for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.
Our commission expense ratio decreased 0.4 and 0.5 percentage points, or 3.1% and 3.7%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018. The decreases in the commission expense ratios were primarily the result of a year-over-year decrease in projected 2019 agency incentive commissions, which were directly impacted by decreases in premiums written.
Income Tax Expense
Income tax expense was $8.1 million and $27.0 million for the three and nine months ended September 30, 2019, respectively, compared to $10.7 million and $23.3 million for the corresponding periods of 2018. The effective tax rates were 19.8% and 17.7% for the three and nine months ended September 30, 2019, respectively, compared to 18.4% and 16.8% for the same periods of 2018. The period-over-period increases in the effective tax rates were driven by a higher proportion of fully taxable income. Tax-advantaged investment income, Deferred Gain amortization, LPT Reserve Adjustments, LPT Contingent Commission Adjustments, and certain other adjustments reduced our effective income tax rate below the U.S. statutory rate of 21%.
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

Our insurance subsidiaries’ ability to pay dividends to their parent is based on reported capital, surplus, and dividends paid within the prior 12 months. The maximum dividends that may be paid in 2019 by EPIC without prior regulatory approval is $19.0 million. During the first quarter of 2019, EICN made a $19.7 million cash dividend payment to its parent company. As a result of that payment, EICN’s dividend capacity is limited to $0.1 million without prior regulatory approval for the remainder of 2019. During the second quarter of 2019, EAC made a $19.7 million cash dividend payment to its parent company and, as a result of that payment, EAC’s dividend capacity is limited to $0.1 million without prior regulatory approval for the remainder of 2019. During the third quarter of 2019, ECIC made a $57.2 million cash dividend payment to its parent company. As a result of that payment, ECIC cannot pay any dividends without prior regulatory approval for the remainder of 2019. Prior to the completion of the Acquisition, during the third quarter of 2019, PRNY made an extraordinary dividend payment to its parent company, PRUS. As a result of that payment, CIC cannot pay any dividends for two years from the date of Acquisition without prior regulatory approval.
Total cash and investments at the holding company was $98.7 million at September 30, 2019, consisting of $37.4 million of cash and cash equivalents, $26.6 million of unaffiliated fixed maturity securities, and $34.7 million of equity securities. We do not currently have a revolving credit facility because we believe that the holding company’s cash needs for the foreseeable future will be met with its cash and investments on hand, as well as dividends available from our insurance subsidiaries.
Operating Subsidiaries’ Liquidity
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
Total cash and investments held by our operating subsidiaries was $2,838.8 million at September 30, 2019, consisting of $103.2 million of cash and cash equivalents, $2,454.2 million of fixed maturity securities, $256.7 million of equity securities, and $24.7 million of other invested assets. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of September 30, 2019 consisted of $102.9 million of cash and cash equivalents, $250.1 million of publicly traded equity securities whose proceeds are available within three business days, and $1,043.9 million of highly liquid fixed maturity securities whose proceeds are available within three business days. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
EICN, ECIC, EPIC, and EAC are members of the FHLB. Membership allows our insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis. Currently, none of our insurance subsidiaries has advances outstanding under the FHLB facility.
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
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Securities having a fair value of $846.5 million and $867.7 million were on deposit at September 30, 2019 and December 31, 2018, respectively. Additionally, standby letters of credit from the FHLB have been issued in lieu of $260.0 million of securities on deposit at September 30, 2019.
Certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $3.2 million and $23.2 million at September 30, 2019 and December 31, 2018, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.

The table below shows our net cash flows for the nine months ended:

	September 30,
	2019	2018
	(in millions)
Cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$112.6	$133.1
Investing activities	18.4	19.9
Financing activities	(92.4)	(22.3)
Increase in cash, cash equivalents, and restricted cash	$38.6	$130.7
For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2019 included net premiums received of $569.6 million, investment income received of $73.1 million, and cash received of $19.1 million for the LPT Contingent Commission. These operating cash inflows were partially offset by net claims payments of $312.5 million, underwriting and other operating expenses paid of $135.6 million, commissions paid of $71.8 million, and federal taxes paid of $28.7 million.
Net cash provided by operating activities for the nine months ended September 30, 2018 included net premiums received of $561.2 million, and investment income received of $66.9 million. These operating cash inflows were partially offset by net claims payments of $309.6 million, underwriting and other operating expenses paid of $112.8 million, and commissions paid of $69.4 million.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2019 was primarily related to sales, maturities, and redemptions of investments whose proceeds were used to fund the acquisition of CIC, claims payments, underwriting and other operating expenses, stockholder dividend payments, debt repayment, and share repurchases, partially offset by the investment of premiums received and the reinvestment of funds from sales, maturities, redemptions, and interest income.
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
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2019 was primarily related to share repurchases, the redemption of notes payable, and stockholder dividend payments.
Net cash used in financing activities for the nine months ended September 30, 2018 was primarily related to stockholder dividend payments.
Dividends
Stockholder dividends paid were $21.8 million and $19.9 million for the nine months ended September 30, 2019 and 2018, respectively. On October 23, 2019, the Board of Directors declared a $0.22 dividend per share, payable November 20, 2019, to stockholders of record on November 6, 2019.
Share Repurchases
On February 21, 2018, the Board of Directors authorized a share repurchase program for repurchases of up to $50.0 million of our common stock from February 26, 2018 through February 26, 2020 (the 2018 Program). On April 24, 2019, the Board of Directors authorized a $50.0 million expansion of the 2018 Program, to $100.0 million, and extended the repurchase authority pursuant to the 2018 Program through June 30, 2020. The 2018 Program provides that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2018 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time. Through September 30, 2019, we repurchased a total of 1,266,287 shares of common stock under the 2018 Program at an average price of $41.06 per share, including commissions, for a total cost of $52.0 million.

Capital Resources
As of September 30, 2019, the capital resources available to us consisted of $1,160.4 million of stockholders’ equity and the $139.4 million Deferred Gain.
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of September 30, 2019.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$18.9	$4.9	$7.3	$3.6	$3.1
Non-cancellable contracts	20.4	6.2	8.6	5.4	0.2
Capital leases	0.6	0.3	0.3	—	—
Unpaid losses and LAE reserves (1)(2)	2,197.3	370.4	451.5	276.4	1,099.0
Unfunded investment commitments	45.1	45.1	—	—	—
Total contractual obligations	$2,282.3	$426.9	$467.7	$285.4	$1,102.3

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

(2)	The unpaid losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which were as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables on unpaid losses and LAE	$(527.1)	$(34.5)	$(60.1)	$(54.0)	$(378.5)
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total return; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance.
As of September 30, 2019, the total cost and amortized cost of our investments recorded at fair value was $2,593.6 million and its fair value was $2,765.5 million. These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.
We also have a $6.7 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
As of September 30, 2019, our investment portfolio consisted of 89% fixed maturity securities. We strive to limit interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 3.6 at September 30, 2019. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “A+,” using ratings assigned by Standard & Poor’s (S&P) or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity securities portfolio had a weighted average quality of “A+” as of September 30, 2019, with 52.6% of the portfolio rated “AA” or better, based on market value. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
We also have a portfolio of publicly traded equity securities. We strive to limit the exposure to equity price risk associated with equity securities by diversifying our holdings across several industry sectors. Equity securities represented 10% of our investment portfolio at September 30, 2019.
Our Other invested assets made up 1% of our investment portfolio as of September 30, 2019 and include private equity limited partnerships and convertible preferred shares of real estate investment trusts. Our investments in private equity limited partnerships totaled $4.7 million at September 30, 2019 and are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 12 years, subject to three one-year extensions at the general partner’s discretion. We expect to receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment or portion thereof, from time-to-time during the full course of the fund term. As of September 30, 2019, we had unfunded commitments to these private equity limited partnerships totaling $45.1 million. Our investments in convertible preferred shares of real estate investment trusts totaled $20.0 million at September 30, 2019 and are non-redeemable until conversion and are periodically evaluated for impairment based on the ultimate recovery of the investment.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets at fair value, the average book yield, and the average tax equivalent yield (each based on the book value of each category of invested assets) as of September 30, 2019.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield (1)
	(in millions, except percentages)
U.S. Treasuries	$84.2	3.0%	2.5%	2.5%
U.S. Agencies	2.9	0.1	3.5	3.5
States and municipalities	492.7	17.8	3.2	3.8
Corporate securities	1,077.8	39.0	3.3	3.3
Residential mortgage-backed securities	480.4	17.4	2.9	2.9
Commercial mortgage-backed securities	105.3	3.8	3.2	3.2
Asset-backed securities	58.0	2.1	3.5	3.5
Other securities	179.5	6.5	4.9	4.9
Equity securities	284.7	10.3	4.2	5.2
Total investments at fair value	$2,765.5	100.0%
Weighted average yield			3.4%	3.6%

(1) Computed using a statutory income tax rate of 21%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of September 30, 2019 by credit rating category, using the lower of ratings assigned by Moody’s Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	8.0%
“AA”	44.6
“A”	30.5
“BBB”	10.7
Below investment grade	6.2
Total	100.0%
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
We believe that we have appropriately identified the declines in the fair values of our unrealized losses for the nine months ended September 30, 2019. We recognized no impairments on fixed maturity securities during the nine months ended September 30, 2019. We determined that the unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, our intent to not sell the securities, and a determination that it is not more likely than not that we will be required to sell the securities at an amount less than its amortized cost.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Critical Accounting Policies
The unaudited interim consolidated financial statements included in this quarterly report include amounts based on the use of estimates and judgments of management for those transactions that are not yet complete. We believe that the estimates and judgments that were most critical to the preparation of the consolidated financial statements involved the following: (a) reserves for losses and LAE; (b) reinsurance recoverables; (c) recognition of premium income; (d) deferred income taxes; and (e) valuation of investments. These estimates and judgments require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. Our accounting policies are discussed under "Critical Accounting Policies" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.
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
The primary market risk exposure to our investment portfolio, which consists primarily of fixed maturity securities, is interest rate risk. We have the ability to hold fixed maturity securities to maturity and we strive to limit interest rate risk by managing duration. As of September 30, 2019, our fixed maturity securities portfolio had a duration of 3.6. We continually monitor the impact of interest rate changes on our investment portfolio and liquidity obligations. Changes to our market risk, if any, since December 31, 2018 are reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements contained in this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the Company’s repurchases of its common stock during the third quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
July 1 – July 31, 2019	—	$—	—	$52.7
August 1 – August 31, 2019	110,632	42.22	110,632	48.0
September 1 – September 30, 2019	—	—	—	48.0
	110,632	$42.22	110,632
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	File No.	Exhibit	Filing Date
*10.1	Employment Agreement by and between Employers Holdings, Inc. and Katherine H. Antonello, dated June 27, 2019 and effective August 5, 2019	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
—————
*Represents management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	October 24, 2019	/s/ Michael S. Paquette
Michael S. Paquette
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)