Form 10-K
period 2019-12-31
Employers Holdings, Inc.
filed 2020-02-20
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(Registrant's telephone number, including area code)

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
Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019 was $997,805,330.
As of February 13, 2020, there were 31,458,488 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
Unless otherwise indicated, all references to "we," "us," "our," the "Company" or similar terms refer to Employers Holdings, Inc., together with its subsidiaries. In this Annual Report on Form 10-K, the Company and its management discuss and make statements based on currently available information regarding their intentions, beliefs, current expectations, and projections of, among other things, the Company's future performance, business growth, retention rates, loss costs, claim trends and the impact of key business initiatives, future technologies and planned investments. Certain of these statements may constitute "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often identified by words such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely," or "continue," or other comparable terminology and their negatives. The Company and its management caution investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in the Company's future performance. Factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements include, among other things, those discussed or identified from time to time in the Company's public filings with the SEC, including the risks detailed in Item 1A, "Risk Factors." Except as required by applicable securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
NOTE REGARDING RELIANCE ON STATEMENTS IN OUR CONTRACTS
The agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and:

•	were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement;

•	may apply contract standards of "materiality" that are different from "materiality" under the applicable securities laws; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.
Notwithstanding the inclusion of the foregoing cautionary statements, we acknowledge that we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

PART I
Item 1. Business
General
Employers Holdings, Inc. (EHI) is a holding company, which was incorporated in Nevada in 2005, with subsidiaries that are specialty providers of workers' compensation insurance and services focused on select, small businesses engaged in low-to-medium hazard industries. We operate throughout the United States, with the exception of four states that are served exclusively by their state funds. We offer insurance through Employers Insurance Company of Nevada, Employers Compensation Insurance Company, Employers Preferred Insurance Company, Employers Assurance Company and Cerity Insurance Company, each of which have been assigned an A.M. Best Company (A.M. Best) rating of "A-" (Excellent), with a "positive" outlook, which is the 4th highest of 13 A.M. Best ratings. We had 704 full-time employees at December 31, 2019 and our principal executive offices are located at 10375 Professional Circle in Reno, Nevada.
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
Property and Casualty Insurance in General
A widely-used measure of relative underwriting performance for an insurance company is the combined ratio. Combined ratio is calculated by adding: (i) the ratio of losses and loss adjustment expense (LAE) to earned premiums (known as the "loss and LAE ratio"); (ii) the ratio of commission expenses to earned premiums (known as the "commission expense ratio"); and (iii) the ratio of underwriting expenses to earned premiums (known as the "underwriting expense ratio"), with each component determined in accordance with U.S. generally accepted accounting principles (GAAP). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit. A combined ratio over 100% indicates that an insurance company is generating an underwriting loss.
In insurance and reinsurance operations, "float" arises when premiums are received before losses and other expenses are paid, an interval that may extend over many years. During that time, the insurer has the opportunity to invest the money, thereby earning investment income and generating investment gains and losses.
Insurance companies operating at a GAAP combined ratio of greater than 100% can be profitable when investment income and net investment gains are taken into account. The length of time between receiving premiums and paying out losses and other expenses, commonly referred to as the "tail," can significantly affect how profitable float can be. Long-tail losses, such as workers' compensation, pay out over longer periods of time providing us the opportunity to generate significant investment earnings from float.
Underwriting income or loss is determined by deducting losses and LAE, commission expenses, and underwriting expenses from net premiums earned.
Our Strategy
Business Strategy
Our strategy is to pursue profitable growth opportunities across market cycles and maximize total investment returns within the constraints of prudent portfolio management. We pursue profitable growth opportunities by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-term relationships with independent insurance agencies, developing and implementing new technologies designed to transform the way small businesses and insurance agents utilize digital capabilities and developing important alternative distribution channels. We continue to execute a number of ongoing business initiatives, including: achieving internal and customer-facing business process excellence; diversifying our risk exposure across geographic markets; and utilizing a multi-company pricing platform and territory-specific pricing. Additionally, we continue to execute our plan of aggressive development and implementation of new technologies and capabilities that we believe will fundamentally transform and enhance the digital experience of our customers, including (i) continued investments in new technology, data analytics, and process improvement capabilities focused on improving the agent experience and enhancing agent efficiency; and (ii) the launch and further development of digital insurance solutions, including direct-to-customer workers' compensation coverage.
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
We also believe in returning capital not needed for these purposes to our stockholders through regular quarterly dividends and, when feasible, common stock repurchases. During the three-year period ending December 31, 2019, we paid dividends on our common stock totaling $75.3 million and we repurchased a total of $71.7 million of our common stock. Any future returns of capital to our stockholders are dependent on a variety of factors, including our financial position, holding company liquidity, share price, corporate and regulatory requirements, and other market and economic conditions.
Description of Business
We are a specialty provider of workers' compensation insurance focused on select small businesses in low to medium hazard industries. We employ a disciplined, conservative underwriting approach designed to individually select specific types of businesses, predominantly those in the lowest four of the seven workers' compensation insurance industry-defined hazard groups, that we believe will have fewer and less costly claims relative to other businesses in the same hazard groups. Workers' compensation is provided under a statutory system wherein most employers are required to provide coverage for their employees' medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers' compensation insurance throughout the United States, with a concentration in California, where nearly one-half of our business is generated.
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
Reportable Segments
We have recently made changes to our corporate structure, mainly involving the launch and further development of a new digital insurance platform offered under our Cerity brand name (Cerity), resulting in changes to our reportable segments. As of December 31, 2019, we have determined that we have two reportable segments: Employers and Cerity. Each of these segments represents a separate and distinct underwriting platform through which we conduct our insurance business. This presentation allows the reader, as well as our chief operating decision makers, to objectively analyze the business originated through each of our underwriting platforms.
The nature and composition of each reportable segment and our Corporate and Other activities are as follows:
The Employers segment is defined as traditional business offered under our EMPLOYERS brand name (Employers) through our agents, including business originated from our strategic partnerships and alliances.
The Cerity segment is defined as business offered under our Cerity brand name, which includes our direct-to-customer business.
Corporate and Other activities consist of those holding company expenses that are not considered to be underwriting in nature, the financial impact of the LPT agreement, and legacy business assumed and ceded by Cerity Insurance Company. These expenses are not considered to be part of a reportable segment and are not otherwise allocated to a reportable segment.

We had total assets of $4.0 billion and $3.9 billion at December 31, 2019 and 2018, respectively. The following table highlights key results of our operations for the last three years.

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Net premiums written	$691.5	$742.8	$723.7
Total revenues	835.9	800.4	801.4
Net income	157.1	141.3	101.2
Our insurance subsidiaries are domiciled in the following states:

State of Domicile
Employers Insurance Company of Nevada (EICN)	Nevada
Employers Compensation Insurance Company (ECIC)	California
Employers Preferred Insurance Company (EPIC)	Florida
Employers Assurance Company (EAC)	Florida
Cerity Insurance Company (CIC)	New York
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
Disciplined Underwriting
Our strategy is to focus on disciplined underwriting and continue to pursue profitable growth opportunities across market cycles. We carefully monitor market trends to assess business opportunities that we expect will meet our pricing and risk standards. We price our policies based on the specific risks associated with each potential insured rather than solely on the industry class in which a potential insured is classified. Our disciplined underwriting approach, workers' compensation specialization, expertise in underwriting small businesses, and data-driven strategies are critical elements of our culture, which we believe allow us to offer competitive prices, diversify our risks, and outperform the industry.
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
Loss Control
Our loss control professionals provide consultation to policyholders, as a component of our workers' compensation insurance product, to assist them in preventing or reducing the frequency and severity of losses and containing costs once claims occur. They also assist our underwriting personnel by conducting risk evaluations of potential and current policyholders and are an important part of our underwriting discipline. We also provide on-line self-service risk management tools that are available to all of our policyholders.
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
In addition to our medical networks, we work closely with local vendors, including attorneys, medical professionals, pharmacy benefits managers, and investigators, to bring local expertise to our reported claims. We pay special attention to reducing costs and have established discounting arrangements with the aforementioned service providers. We use preferred provider organizations, bill review services, and utilization management to closely monitor medical costs. We actively investigate and pursue all types of fraud. We recently implemented a medical provider fraud tool that allows us to identify suspicious medical billing and activity within our claims. We also aggressively pursue all subrogation recoveries to mitigate claims costs. Subrogation rights are based upon state and federal laws, as well as the insurance policies we issue. Our fraud and subrogation efforts are handled through dedicated units.
We implemented a claim triage predictive model nationally that provides us with early identification of those claims likely to develop into large losses. Leveraging this information, we ensure the right resources and strategies are brought to bear on those claims early in the process.
Our claims department also provides claims management services for those claims incurred by the Fund, which were assumed by EICN and are subject to the LPT Agreement with dates of injury prior to July 1, 1995. Additional information regarding the LPT Agreement is set forth under "–Reinsurance–LPT Agreement." We receive a management fee from the third party reinsurers equal to 7% of the loss payments on these claims.
Information Technology
Core Operating Systems
We believe we have a cost-effective and scalable infrastructure that complements our geographic reach and business model. We continue to invest in technology to automate business processes and advanced data and analytics capabilities that will enable us to reduce our operating costs while growing premiums over the long-term and set a foundation for our future needs. Our technology saves our independent agents, brokers, and policyholders considerable time and maintains our competitiveness in our target markets.
Development and Implementation of New Technologies and Capabilities
We have initiated a plan of aggressive development and implementation of new technologies and capabilities that we believe will fundamentally transform and enhance the digital experience of our customers, including: (i) continued investments in new technology, data analytics, and process improvement capabilities focused on improving the agent experience and enhancing agent efficiency; and (ii) the launch and further development of Cerity, which offers digital insurance solutions, including direct-to-customer workers' compensation coverage. We have chosen to reinvest the expected financial benefits from corporate income tax reform back into our business over the next several years by greatly accelerating the development and deployment of these new technologies and capabilities. We believe that these new technological and intellectual capabilities will support our future growth initiatives, provide direct access to workers' compensation insurance to those customers seeking an online experience, provide us with greater pricing precision and flexibility, and promote long-term value creation.
The development and implementation of these new technologies and capabilities increased our underwriting expense ratios in 2018 and 2019, and we expect that they will continue to increase our underwriting expense ratios in 2020, as compared to that experienced in prior years. However, in future periods we expect that these additional expenses will, over time, be more than offset by anticipated new premium writings, improved loss ratios, and operational efficiency gains.
Business Continuity/Disaster Recovery
We maintain business continuity and disaster recovery plans for our critical business functions, including the restoration of information technology infrastructure and applications. We utilize business impact analyses to predict potential consequences of business disruptions, driving creation of our business continuity plans. Additionally, we utilize multi-zone data centers that act as production facilities and as disaster recovery sites for each other. In addition, we utilize an off-site data storage facility for critical customer and systems data.
Cyber Security and Privacy
Our operations rely on the secure processing, storage, transmission of confidential and other information, and the protection of the privacy of personal information. Our business, including our ability to adequately price products and services, establish reserves, provide an effective and secure service to our customers and report our financial results in a timely and accurate manner, depends significantly on the integrity, availability, and timeliness of the data we maintain, as well as the data held by third parties, service providers, and systems.
In an effort to ensure the privacy, confidentiality, and integrity of this data, we continually enhance our cyber and other information security in order to remain secure against emerging threats, as well as increase our ability to detect, and recover from, a cyber-attack or unauthorized access.
Customers and Workers' Compensation Premiums
The workers' compensation insurance industry classifies risks into seven hazard groups, as defined by the National Council on Compensation Insurance (NCCI), based on severity of claims, with businesses in the first or lowest group having the lowest expected claims costs.
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
We focus heavily on in-force premiums, which represent the estimated annual premium on all policies that have not expired or have not been canceled. The following table shows a reconciliation of our gross premiums earned during the years ended December 31, 2019, 2018, and 2017 to in-force premiums as of December 31, 2019, 2018, and 2017:

	2019	2018	2017
	(in millions)
Gross premiums earned	$701.2	$737.2	$722.5
Less: Final audit and retroactive adjustments	27.1	61.1	85.5
Less: Involuntary premium	9.5	9.9	10.2
In-force premium	$664.6	$666.2	$626.9
The following table sets forth our in-force premiums by hazard group and as a percentage of our total in-force premiums as of December 31:

Hazard Group	2019	Percentage of 2019 Total	2018	Percentage of 2018 Total	2017	Percentage of 2017 Total
	(in millions, except percentages)
A	$185.4	27.9%	$189.5	28.4%	$176.9	28.2%
B	175.9	26.5	171.6	25.8	159.4	25.4
C	183.2	27.6	188.7	28.3	188.0	30.0
D	103.4	15.6	100.5	15.1	91.9	14.7
E	14.1	2.1	12.2	1.8	9.4	1.5
F	2.0	0.3	3.2	0.5	1.0	0.2
G	0.6	<0.1	0.5	0.1	0.3	<0.1
Total	$664.6	100.0%	$666.2	100.0%	$626.9	100.0%

In-force premiums for our top ten types of insureds and as a percentage of our total in-force premiums as of December 31, 2019 were as follows:

Employer Classifications	In-force Premiums	Percentage of Total
	(in millions, except percentages)
Restaurants and Other Eating Places	$164.4	24.7%
Hotels, Motels and Clubs	52.1	7.8
Automobile Dealers	29.1	4.4
Automotive Repair and Maintenance	24.3	3.7
Real Estate Management	21.1	3.2
Offices of Physicians	19.1	2.9
Other Store Retailers	15.9	2.4
Schools	15.5	2.3
Wholesale Stores	15.3	2.3
Grocery Stores	13.4	2.0
Total	$370.2	55.7%
We provide workers' compensation insurance throughout the United States, with the exception of four states that are served exclusively by their state funds. Our business is concentrated in California, which makes the results of our operations more dependent on the trends that are unique to that state and that may differ from national trends. State and federal legislation and regulation, court decisions, local competition, economic and employment trends, and workers' compensation medical cost trends can materially impact our financial results.
As of December 31, 2019 and 2018, our policyholders had average annual in-force premiums of $6,735 and $7,281, respectively. We are not dependent on any single policyholder and the loss of any single policyholder would not have a material adverse effect on our business.
The following table shows our in-force premiums and number of policies in-force for each state with approximately five percent or more of our in-force premiums and all other states combined as of December 31:

	2019		2018		2017
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$329.8	43,079	$357.1	41,988	$349.4	40,573
Florida	36.3	5,822	41.0	5,833	41.8	5,625
New York	31.7	5,679	23.9	3,663	12.3	2,038
Other (43 states and D.C.)	266.8	44,104	244.2	40,014	223.4	37,258
Total	$664.6	98,684	$666.2	91,498	$626.9	85,494
From 2017 through 2019, our total in-force premiums and number of policies in-force increased 6.0% and 15.4%, respectively. During the same period, our in-force premiums in California decreased 5.6%, while policy count in California increased 6.2%, reflecting our efforts to continue to diversify and grow our business in new and profitable markets. We cannot be certain how these trends will ultimately impact our consolidated financial position and results of operations.
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
Our premium rates are based upon actuarial analyses for each state in which we do business, except in administered pricing states, primarily Florida, Wisconsin, and Idaho, where premium rates are set by state insurance regulators.
Pricing on our renewals showed an overall price decrease of 11.6% for the year ended December 31, 2019, versus the rate level in effect on such business a year earlier. We believe that we can continue to write attractive business due to favorable loss costs and frequency trends and the success of our accelerated claims initiatives, despite the competitive market conditions we currently face. Given the strength of our balance sheet, the execution of our underwriting, claims, and investment strategies, we believe that we are well positioned for the current market cycle.
Losses and LAE Reserves and Loss Development
We are directly liable for losses and LAE under the terms of the insurance policies our insurance subsidiaries write. Significant time can elapse between the occurrence of an insured loss, the reporting of the loss to us, and our payment of that loss. Loss reserves are reflected on our Consolidated Balance Sheets under the line item caption "Unpaid losses and loss adjustment expenses." Estimating reserves is a complex process that involves a considerable degree of judgment by management and is inherently uncertain. Loss reserve estimates represent a significant risk to our business, which we attempt to mitigate by frequently and routinely reviewing loss cost trends.
For a detailed description of our reserves, the judgments, key assumptions and actuarial methodologies that we use to estimate our reserves, and the role of our consulting actuary, see "Item 7 –Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations –Critical Accounting Policies –Reserves for Losses and LAE" and Note 8 in the Notes to our Consolidated Financial Statements.
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
Excess of Loss Reinsurance
Our current reinsurance program applies to all covered losses occurring between 12:01 a.m. July 1, 2019 and 12:01 a.m. July 1, 2020 and consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions. The coverage under our annual reinsurance programs that ended each of July 1, 2019 and 2018 was $190.0 million in excess of our $10.0 million retention on a per occurrence basis. We are solely responsible for any losses we suffer above $200.0 million except those covered by the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA of 2019). See "—Terrorism Risk Insurance Program." Covered losses that occur prior to expiration or cancellation of the applicable reinsurance agreement continue to be obligations of the subscribing reinsurers, subject to the other conditions in the agreement. The subscribing reinsurers may terminate the agreement only for our breach of the obligations of the agreement. We are responsible for the losses if the subscribing reinsurer cannot or refuses to pay.
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
As of December 31, 2019, approximately 55% of our excess of loss reinsurance program was provided by reinsurers domiciled in the United Kingdom.
We believe that the exit of the United Kingdom from the European Union (BREXIT) is unlikely to affect our excess of loss reinsurance program because it is the Credit for Reinsurance Law and the Credit for Reinsurance Regulation in the ceding insurers' state of domicile (the Reinsurance Regulations) that governs the statutory treatment of both U.S. and Non-U.S. reinsurers; therefore, provided that our reinsurers domiciled in the United Kingdom continue to maintain the collateral required by the Reinsurance Regulations at all times, our excess of loss reinsurance program will likely be unaffected by BREXIT.
LPT Agreement
In 1999, the Fund entered into a retroactive 100% quota share reinsurance agreement through a loss portfolio transfer transaction with third party reinsurers. The LPT Agreement commenced on June 30, 1999 and will remain in effect until all claims under the covered policies have closed, the agreement is commuted or terminated upon the mutual agreement of the parties, or the reinsurers' aggregate maximum limit of liability is exhausted, whichever occurs earlier. The LPT Agreement does not provide for any additional termination terms. On January 1, 2000, EICN assumed all of the assets, liabilities and operations of the Fund, including the Fund's rights and obligations associated with the LPT Agreement.
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775.0 million in cash. The LPT Agreement, which ceded to the reinsurers substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2.0 billion, excluding losses for burial and transportation expenses. The estimated remaining liabilities subject to the LPT Agreement were approximately $380.4 million and $408.2 million, as of December 31, 2019 and 2018, respectively (See Note 9 in the Notes to our Consolidated Financial Statements). Losses and LAE paid with respect to the LPT Agreement totaled approximately $796.2 million and $773.7 million through December 31, 2019 and 2018, respectively.
The reinsurers agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. The LPT Agreement required each reinsurer to place assets supporting the payment of claims by them in a trust that requires collateral be held at a specified level. The level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we may require the reinsurers to contribute additional assets to maintain the required minimum level of collateral. The value of these assets as of December 31, 2019 and 2018 was $341.0 million and $311.6 million, respectively.
The reinsurers currently party to the LPT Agreement are Chubb Bermuda Insurance Limited, XL Re Limited, and National Indemnity Company. The contract provides that during the term of the agreement all reinsurers need to maintain an A.M. Best financial strength rating of not less than "A-" (Excellent). Currently, each of the reinsurers that are a party to the LPT Agreement has a rating that satisfies this requirement.
We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain was recorded as a liability on our Consolidated Balance Sheets as Deferred Gain. We are also entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement through June 30, 2024. As of December 31, 2019, our estimate of the ultimate expected contingent profit commission was $68.6 million, of which $55.4 million has been settled.
Recoverability of Reinsurance
Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance; however, it does not discharge the ceding company from its primary liability to its policyholders in the event the reinsurer cannot or refuses to pay its obligations under such reinsurance. We monitor the financial strength of our reinsurers and do not believe that we are currently exposed to any material credit risk as substantially all of our reinsurance is recoverable from large, well-capitalized reinsurance companies with A.M. Best financial strength ratings of "A-" (Excellent), or better. At December 31, 2019, $2.7 million was held as collateral by cash or letters of credit for our reinsurance recoverables and an additional $341.0 million was held in trust accounts for our benefit in support of reinsurance recoverables related to the LPT Agreement.
We review the aging of our reinsurance recoverables on a quarterly basis and no material amounts due from our reinsurers have been written-off as uncollectible since our inception in 2000. At December 31, 2019, less than 2% of our reinsurance recoverables on paid losses were greater than 90 days overdue.
Terrorism Risk Insurance Program
The Terrorism Risk Insurance Act of 2002 (2002 Act) was initially enacted in November 2002, modified and extended in 2005, 2007, 2015, and most recently in 2019. Now known as the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA of 2019), the program is designed to allow the insurance industry and the federal government to share losses from declared terrorist events according to a specific formula, and is in effect until December 31, 2027.
The workers' compensation laws of the various states generally do not permit the exclusion of coverage for losses arising from terrorism or nuclear, biological, chemical, or radiological attacks. In addition, we are not able to limit our losses arising from any one catastrophe or from any one claimant. Our reinsurance policies exclude coverage for losses arising out of nuclear, biological, chemical, or radiological attacks. Under TRIPRA of 2019, federal protection may be provided to the insurance industry for certain acts of foreign and domestic terrorism, including nuclear, biological, chemical, or radiological attacks.

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
As of December 31, 2019, the total amortized cost of our investment portfolio was $2.6 billion and its fair value was $2.7 billion. These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.
While we oversee all of our investment activities, we employ independent investment managers (Investment Managers). Our Investment Managers follow our written investment guidelines, which are approved by the Finance Committee of the Board of Directors. Our asset allocation is reevaluated by management and reviewed by the Finance Committee of the Board of Directors on a quarterly basis. We also utilize our Investment Managers' investment advisory services to assist us in developing a tailored set of portfolio targets and objectives.
Additional information regarding our investment portfolio, including our approach to managing investment risk, is set forth under "Item 7 –Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations –Liquidity and Capital Resources –Investments" and "Item 7A –Quantitative and Qualitative Disclosures about Market Risk."
Marketing and Distribution
We market our workers' compensation insurance products through independent local, regional, and national agents and brokers, through alternative distribution channels, including our largest partner ADP, Inc. (ADP), and national, regional, and local trade groups and associations, and direct-to-customer.
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
We had approximately 4,100 independent agencies that marketed and sold our insurance products at December 31, 2019. Independent agencies generated 75.1%, 76.7%, and 78.2% of in-force premiums at December 31, 2019, 2018, and 2017, respectively, and our largest agency generated two percent or less of our in-force premiums at each of December 31, 2019, 2018, and 2017.
Alternative Distribution Channels
We have developed and continue to add to important distribution channels for our products and services that serve as an alternative to our strong independent agency distribution channel. These alternative distribution channels utilize partnerships and alliances with entities such as payroll companies and health care and property and casualty insurers for which we provide workers' compensation insurance coverage. Our small business, low to medium hazard workers' compensation insurance products are jointly offered and marketed with and through our partners and alliances.
Alternative distribution channels generated 24.9%, 23.1%, and 21.6% of our in-force premiums as of December 31, 2019, 2018, and 2017, respectively.
A significant concentration of our business is being generated by ADP. ADP is the largest payroll services provider in the United States servicing small and medium-sized businesses. As part of its services, ADP sells our workers' compensation insurance product along with its payroll and accounting services through its insurance agency and field sales staff primarily to small businesses. ADP generated 11.7%, 13.1%, and 13.9% of our in-force premiums as of December 31, 2019, 2018, and 2017, respectively. The majority of this business is written through ADP's small business unit, which has accounts of 1 to 50 employees. We pay ADP fees that are a percentage of premiums received for services provided through the ADP program.
Our relationship with ADP is non-exclusive; however, we believe that we are a key partner of ADP for our selected markets and classes of business.

Direct-to-Customer
To address the changing buying behaviors of small and micro-businesses, we recently launched Cerity, which offers digital insurance solutions, including direct-to-customer workers' compensation coverage. Cerity is based in Austin, Texas and began offering workers' compensation insurance in January 2019. Cerity focuses on a limited number of classes where we believe that customers prefer an online experience.
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
Detailed annual and quarterly financial statements, prepared in accordance with statutory accounting principles (SAP), and other reports are required to be filed with the insurance regulator in each of the states in which we are licensed to transact business. The California Department of Insurance (California DOI), Florida Office of Insurance Regulation (Florida OIR), Nevada Division of Insurance (Nevada DOI), and New York Department of Financial Services (New York DFS) periodically examine the statutory financial statements of their respective domiciliary insurance companies. In 2015, the California DOI and Nevada DOI completed financial examinations for ECIC and EICN, respectively, and in 2016, the Florida OIR completed its regularly scheduled exams for EPIC and EAC. There were no material findings. The California DOI, Florida OIR, Nevada DOI, and New York DFS have initiated the next regularly scheduled exams of each of our insurance subsidiaries.
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
Pursuant to applicable insurance holding company laws, ECIC is required to register with the California DOI, EPIC and EAC are required to register with the Florida OIR, EICN is required to register with the Nevada DOI, and CIC is required to register with the New York DFS. Additionally, EPIC and EAC are commercially domiciled in California and are required to register with the California DOI. Under these laws, the respective state insurance regulators may examine us at any time, require disclosure of material transactions, and require prior notice for, or approval of, certain transactions.
Change of Control. Our insurance subsidiaries are domiciled in California, Florida, Nevada, and New York. The insurance laws of these states generally require that any person seeking to acquire control of a domestic insurance company must obtain the prior approval of the state's insurance commissioner. In California, Nevada, and New York, "control" is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In Florida, "control" is generally presumed to exist through the direct or indirect ownership of 5%

or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states in which we are licensed require pre-notification to the state's insurance commissioner of a change in control of a non-domestic insurance company licensed in those states.
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
The ability of EHI to pay dividends on common stock, repurchase common stock, and to pay other expenses will be dependent to a significant extent upon the ability of our insurance subsidiaries (EICN, ECIC, EPIC, EAC, and CIC) to pay dividends to their immediate holding company, Employers Group, Inc. (EGI) and Cerity Group, Inc. (CGI) and, in turn, the ability of EGI and CGI to pay dividends to EHI. Additional information regarding financial, dividend, and investment restrictions is set forth in Note 14 in the Notes to our Consolidated Financial Statements.
Insurance Assessments. All of the states where our insurance subsidiaries are licensed to transact business require property and casualty insurers doing business within the state to pay various insurance assessments. We accrue a liability for estimated insurance assessments as direct premiums are written, losses are recorded, or as other events occur in accordance with various states' laws and regulations, and defer these costs and recognize them as an expense as the related premiums are earned. Various mechanisms exist in some of these states for assessed insurance companies to recover certain assessments. Additional information regarding insurance assessments is set forth in Note 11 in the Notes to our Consolidated Financial Statements.
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
Under the Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These risk-based capital (RBC) requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model, known as the "Authorized Control Level" of RBC. At December 31, 2019, each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements.
The key financial ratios of the NAIC's Insurance Regulatory Information System (IRIS) were developed to assist state regulators in overseeing the financial condition of insurance companies. These ratios are reviewed by financial examiners of the NAIC and state insurance regulators for the purposes of detecting financial distress and preventing insolvency and to select those companies that merit highest priority in the allocation of the regulators' resources. IRIS identifies 13 key financial ratios and specifies a "usual range" for each. Departure from the usual ranges on four or more of the ratios can lead to inquiries from individual state insurance regulators as to certain aspects of an insurer's business. None of our insurance subsidiaries is currently subject to any action by any state regulator with respect to IRIS ratios.
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
Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, most significantly by the insurance regulators in California, Florida, Nevada, and New York, the states in which our insurance subsidiaries are domiciled. Changes in laws and regulations could have a significant negative impact on our business. As of December 31, 2019, nearly one-half of our in-force premiums were generated in California. Accordingly, we are particularly affected by regulation in California.
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

•	the amount of dividends that our insurance subsidiaries may pay to EGI and CGI and, in turn, the ability of EGI and CGI to pay dividends to EHI.
Workers' compensation insurance is statutorily provided for in all of the states in which we do business. State laws and regulations specify the form and content of policy coverage and the rights and benefits that are available to injured workers, their representatives, and medical providers. Additionally, any retrospective change in regulatorily required benefits could materially increase the benefits costs that we would be responsible for to the extent of the legislative increase. In "administered pricing" states, insurance rates are set by the state insurance regulators and are adjusted periodically. Rate competition is generally not permitted in these states. Of the states in which we currently operate, Florida, Wisconsin, and Idaho are administered pricing states. Additionally, we are exposed to the risk that other states in which we operate will adopt administered pricing laws.

Legislation and regulation impact our ability to investigate fraud and other abuses of the workers' compensation system in the states in which we do business. Our relationships with medical providers are also impacted by legislation and regulation, including penalties for failure to make timely payments.
Federal legislation typically does not directly impact our workers' compensation business, but our business can be indirectly affected by changes in healthcare, occupational safety and health, and tax and financial regulations. Since healthcare costs are the largest component of our loss costs, we may be impacted by changes in healthcare legislation, which could affect healthcare costs and delivery in the future. There is also the possibility of federal regulation of insurance.
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
We rely on statistical data models and analytics that leverage internal and external data.
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
Our business is concentrated in California, where we generated nearly one-half of our in-force premiums as of December 31, 2019. Accordingly, the loss environment and unfavorable business, economic, demographic, natural perils, competitive, and regulatory conditions in California could negatively impact our business.
Many California businesses are dependent on tourism revenues, which are, in turn, dependent on a robust economy. A downturn in the national economy or the economy of California, or any other event that causes deterioration in tourism, could adversely impact small businesses, such as restaurants, that we have targeted as customers. The departure from California or insolvency of a significant number of small businesses could also have a material adverse effect on our financial condition and results of operations. California is also exposed to climate and environmental changes, natural perils such as earthquakes, and susceptible to the possibility of pandemics or terrorist acts. Additionally, the workers' compensation industry has seen a higher level of claims litigation in California, which could expose us to further liabilities beyond what are currently expected and included on our financials. Because of the concentration of our business in California, we may be exposed to losses and business, economic, and regulatory risks or risk from natural perils that are greater than the risks associated with companies with greater geographic diversification.
We rely on independent insurance agents and brokers.
We market and sell the majority of our insurance products through independent, non-exclusive insurance agents and brokers. These agents and brokers are not obligated to promote our products and can and do sell our competitors' products. In addition, these agents and brokers may find it easier to promote the broader range of programs of some of our competitors than to promote our single-line workers' compensation insurance products. Additionally, any changes in the distribution of our insurance products, including Cerity's direct-to-customer workers' compensation insurance offerings or other potential market disruptions, could negatively impact the relationship between us and our independent agents and brokers. The loss of a number of our independent agents and brokers or the failure or inability of these agents and brokers to successfully market our insurance products could have a material adverse effect on our business, financial condition, and results of operations.
We rely on our relationship with our principal distribution partner.
We have an agreement with our principal distribution partner, ADP, to market and service our insurance products through its sales forces and insurance agencies. ADP generated 11.7% of our total in-force premiums as of December 31, 2019. Our agreement with ADP is not exclusive. The termination of this agreement, our failure to maintain a good relationship with ADP, or its failure to successfully market our products may materially reduce our revenues and could have a material adverse effect on our results of operations. In addition, we are subject to the risk that ADP may face financial difficulties, reputational issues, or problems with respect to its own products and services, any of which may lead to decreased sales of our products and services. Moreover, if ADP consolidates or aligns itself with another company or changes its products that are currently offered with our workers' compensation insurance products, we may lose business or suffer decreased revenues.
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
Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. Our insurance subsidiaries are currently assigned a group letter rating of "A-" (Excellent), with a "positive" outlook, by A.M. Best, which is the rating agency that we believe has the most influence on our business. This rating is assigned to companies that, in the opinion of A.M. Best, have demonstrated an excellent overall performance when compared to industry standards. A.M. Best considers "A-" (Excellent) rated companies to have an excellent ability to meet their ongoing obligations to policyholders. This rating does not refer to our ability to meet non-insurance obligations.
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
At December 31, 2019, we had $539.7 million of reinsurance recoverables for paid and unpaid losses and LAE, of which $7.2 million was due to us on paid claims.
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events, including natural perils and acts of terrorism, excluding nuclear, biological, chemical, and radiological events. On July 1, 2019, we entered into a new reinsurance program that is effective through June 30, 2020. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions.
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

We obtained reinsurance covering the losses incurred prior to July 1, 1995, and we could be liable for some or all of those losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers that are a party to such transaction.
On January 1, 2000, EICN assumed all of the assets, liabilities, and operations of the Fund, including losses incurred by the Fund prior to such date. EICN also assumed the Fund's rights and obligations associated with the LPT Agreement that the Fund entered into with third party reinsurers with respect to its losses incurred prior to July 1, 1995. See "Item 1 -Business -Reinsurance -LPT Agreement." The reinsurers under the LPT Agreement agreed to assume responsibility for the claims at the benefit levels which existed in June 1999. Accordingly, if the Nevada legislature were to increase the benefits payable for the pre-July 1, 1995 claims, we would be responsible for the increased benefit costs to the extent of the legislative increase.
We could be liable for some or all of those ceded losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers that are a party to such transaction. As of December 31, 2019, the estimated remaining liabilities subject to the LPT Agreement were $380.4 million. If we are unable to collect on these reinsurance recoverables, our financial condition and results of operations could be materially adversely affected.
The LPT Agreement requires each reinsurer to place assets supporting the payment of claims by them in individual trusts that require that collateral be held at a specified level. The collateralization level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we can require the reinsurers to contribute additional assets to maintain the required minimum level. The value of these assets at December 31, 2019 was $341.0 million. If the value of the collateral in the trusts drops below the required minimum level and the reinsurers are unable to contribute additional assets, we could be responsible for substituting a new reinsurer or paying those claims without the benefit of reinsurance. One of the reinsurers has collateralized its obligations under the LPT Agreement by placing shares of stock of a publicly held corporation in a trust. The other reinsurers have placed U.S. treasury and fixed maturity securities in trusts to collateralize their obligations to us. The value of this collateral is subject to market fluctuations.
The LPT Agreement provides us with the ability to commute any contract with the reinsurers to the LPT Agreement if the credit rating of any such reinsurer were to fall below "A-" (Excellent) as determined by A.M. Best.
Intense competition and the fact that we write only a single line of insurance could adversely affect our ability to sell policies at rates that we deem adequate.
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
Many of our competitors are multi-line carriers that can price the workers' compensation insurance they offer at a loss in order to obtain other lines of business at a profit. This creates a competitive disadvantage for us, as we only offer a single line of insurance. For example, a business may find it more efficient or less expensive to purchase multiple lines of commercial insurance coverage from a single carrier. Additionally, we primarily target small businesses, which may be more significantly impacted by a downturn in economic conditions.
The property and casualty insurance industry is cyclical in nature and is characterized by periods of so-called "soft" market conditions, in which premium rates are stable or falling, insurance is readily available, and insurers' profits decline, and by periods of so-called "hard" market conditions, in which rates rise, insurance may be more difficult to find, and insurers' profits increase. According to the Insurance Information Institute, since 1970, the property and casualty insurance industry experienced hard market conditions from 1975 to 1978, 1984 to 1987, and 2001 to 2004. Although the financial performance of an individual insurance company is dependent on its own specific business characteristics, the profitability of most workers' compensation insurance companies generally tends to follow this cyclical market pattern. We believe the workers' compensation industry currently has excess underwriting capacity resulting in lower rate levels and smaller profit margins. We continue to experience price competition in our target markets.
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
We may be unable to realize our investment objectives, and economic conditions in the financial markets could lead to investment losses.
Investment income is an important component of our revenue and net income. Our investment portfolio is managed by independent asset managers that operate under investment guidelines approved by the Finance Committee of the Board of Directors. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks that are beyond our control, including risks related to general economic conditions, interest rate fluctuations or prolonged periods of low interest rates, and market volatility. Interest rates are highly sensitive to many factors, including governmental fiscal and monetary policies and domestic and international economic and political conditions. These and other factors affect the capital markets and, consequently, the value of our investment portfolio.
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
The valuation of our investments, including the determination of the amount of impairments, includes estimates and assumptions and could result in changes to investment valuations that may adversely affect our financial condition and results of operations. Beginning on January 1, 2018, we are required to measure equity securities at fair value with changes in fair value recognized in net income, which causes increased volatility in our results of operations. Equity securities represented 9% of our total investment portfolio as of December 31, 2019. The use of internally developed valuation techniques may have a material effect on the estimated fair value amounts of our investments and our financial condition.
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
Bank loans represented approximately 6.5% of our investment portfolio as of December 31, 2019. The yield on our bank loans is currently based on the London Interbank Offered Rate (LIBOR). With the likelihood that there will be a cessation of LIBOR by the end of 2021, the yields and associated fair values of our bank loans could be impacted favorably or unfavorably by a transition from LIBOR to another rate.
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
EHI is a holding company that transacts substantially all of its business through operating subsidiaries. Its primary assets are the shares of stock of our insurance subsidiaries. The ability of EHI to meet its operating and financing cash needs depends on the surplus and earnings of our subsidiaries, and upon the ability of our insurance subsidiaries to pay dividends to EGI and CGI and, in turn, the ability of EGI and CGI to pay dividends to EHI.
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
A failure to effectively maintain, enhance and modernize our information technology systems, effectively develop and deploy new technologies, and execute new business initiatives, could adversely affect our business.
Our success depends on our ability to maintain effective information technology systems, to enhance those systems to better support our business in an efficient and cost-effective manner, and to develop new technologies and capabilities in pursuit of our long-term strategy. We have recently launched an initiative that is focused on developing new technologies and capabilities and enhancing our information technology infrastructure. Some technology development and new business initiatives are long-term in nature, may negatively impact our expense ratios as we invest in the projects, may cost more than anticipated to complete, or may not be completed. Additionally, these initiatives may be more time-consuming than anticipated, may not deliver the expected benefits upon completion, and/or may need to be replaced or become obsolete more quickly than expected, all of which could result in accelerated recognition of expenses. If we fail to successfully execute on new business initiatives, fail to maintain or enhance our existing information technology systems, or if we were to experience failure in developing and implementing new technologies, our relationships, ability to do business with our clients and/or our competitive position may be adversely affected. We could also experience other adverse consequences, including additional costs or write-offs of capitalized costs, unfavorable underwriting and reserving decisions, internal control deficiencies, and information security breaches resulting in loss or inappropriate disclosure of data.
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
Certain events outside of our control, including cyber-attacks, natural catastrophes, or other failures or outages to information technology and telecommunications systems that we rely on, could render our systems inoperable such that we would be unable to service our agents, insureds, and injured workers, generate and service direct-to-customer business, or meet certain regulatory requirements. If such an event were to occur, there is no guarantee that our existing business continuity plans would be sufficient to restore our systems or secure our data within a reasonable time-frame and, our business, financial condition, and results of operations could be materially adversely affected.
Our industry is increasingly becoming subject to rapid changes in technology that may alter historical methods of doing business.
The insurance industry continues to be impacted by innovation, technological changes, and changing customer preferences, including the emergence of "InsurTech" companies and the deployment of new technologies based on artificial intelligence and machine learning that are becoming increasing competitive with and may disrupt more traditional business models. If we do not effectively anticipate and adapt to these changes it could limit our ability to compete, decrease the value of our insurance products to insureds and agents, and materially adversely affect our business and results of operations.
Our business could also be affected by technological changes in the industries that represent our target markets, including tasks/roles that are currently performed by people being replaced by automation, artificial intelligence, or other advances outside of our control, which could impact our insureds' payrolls upon which our premiums are based and materially adversely affect our business and results of operations.
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
Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by the 2002 Act, or its extension, TRIPRA of 2019, the risk of severe losses to us from acts of terrorism has not been eliminated because our excess of loss reinsurance treaty program contains various sub-limits and exclusions limiting our reinsurers' obligation to cover losses caused by acts of terrorism. Our excess of loss reinsurance treaties do not protect against nuclear, biological, chemical, or radiological events. If such an event were to impact one or more of the businesses we insure, we would be entirely responsible for any workers' compensation claims arising out of such event, subject to the terms of the 2002 Act and TRIPRA of 2019 and could suffer substantial losses as a result.
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
Administrative proceedings, legal actions, or judicial decisions involving our insurance subsidiaries could have a material adverse effect on our business, financial condition and results of operations.
Our insurance subsidiaries are involved in various administrative proceedings and legal actions in the normal course of their business and could be impacted by adverse judicial decisions. Our subsidiaries have responded to such actions and intend to defend these claims. These claims or decisions concern issues including eligibility for workers' compensation insurance coverage or benefits, the extent of injuries, wage determinations, disability ratings, and bad faith and extra-contractual liability. Adverse decisions in administrative proceedings, legal actions, or judicial decisions could require us to pay significant amounts in the aggregate or to change the manner in which we administer claims, which could have a material adverse effect on our financial condition and results of operations.
Our business is largely dependent on the efforts of our management because of their industry and technical expertise, knowledge of our markets, and relationships with the independent agents and brokers and partners that sell our products.
Our success depends in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting and claims personnel, and other skilled employees who are knowledgeable about our business. The current success of our business is dependent in significant part on the efforts of our executive officers. Many of our regional and local executives are also important to our operations because of their industry expertise, knowledge of our markets, and relationships with the independent agents and brokers who sell our products. We have entered into employment agreements with certain of our key executives. Currently, we maintain key person life insurance for our Chief Executive Officer. If we were to lose the services of members of our management team or key regional or local executives, we may be unable to find replacements satisfactory to us and our business. As a result, our operations may be disrupted and our financial performance and results of operations may be adversely affected.
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
Our insurance subsidiaries are domiciled in California, Florida, Nevada, and New York. The insurance laws of these states generally require that any person seeking to acquire control of a domestic insurance company obtain the prior approval of the state's insurance commissioner. In California, Nevada, and New York, "control" is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In Florida, "control" is generally presumed to exist through the direct or indirect ownership of 5% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states in which we are licensed require pre-notification to the state's insurance commissioner of a change in control of a non-domestic insurance company licensed in those states. Because we have insurance subsidiaries domiciled in California, Florida, Nevada, and New York, any transaction that would constitute a change in control of us would generally require the party attempting to acquire control to obtain the prior approval of the insurance commissioners of these states and may require pre-notification of the change of control in these or other states in which we are licensed to transact business. The time required to obtain these approvals may result in a material delay of, or deter, any such transaction. These laws may discourage potential acquisition proposals or tender offers, and may delay, deter, or prevent a change of control, even if the acquisition proposal or tender offer is favorable to our stockholders.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of February 1, 2020, we leased 202,300 square feet of office space in 7 states, including our principal executive offices located in Reno, Nevada. We believe that our existing office space is adequate for our current needs. We will continue to enter into or exit lease agreements to address future space requirements, as necessary.
Item 3. Legal Proceedings
From time to time, we are involved in pending and threatened litigation in the normal course of business in which claims for monetary damages are asserted and/or insurance or reinsurance coverage is disputed.
Expected or actual reductions in our reinsurance recoveries due to reinsurance coverage disputes (as opposed to a reinsurer's inability to pay) are not recorded as an uncollectible reinsurance recoverable. Rather, they are factored into the determination of, and are reflected in, our net loss and LAE reserves.
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
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol "EIG." There were 836 registered holders of record as of February 13, 2020.
We currently expect that quarterly cash dividends will continue to be declared and paid to our stockholders in the future; however, any determination to declare and pay additional or future dividends will be at the discretion of our Board of Directors and will be dependent upon:

•	the surplus and earnings of our insurance subsidiaries and their ability to pay dividends and/or other statutorily permissible payments to their parent;

•	our results of operations and cash flows;

•	our financial position and capital requirements;

•	general business conditions;

•	any legal, tax, regulatory, and/or contractual restrictions on the payment of dividends; and

•	any other factors our Board of Directors deems relevant.
Issuer Purchases of Equity Securities
The following table provides information with respect to the Company's repurchases of its common stock during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
October 1 – October 31, 2019	55,789	$42.23	55,789	$45.7
November 1 – November 30, 2019	207,521	42.19	207,521	36.9
December 1 – December 31, 2019	202,040	42.48	202,040	28.3
Total	465,350	$42.32	465,350

(1)	Includes fees and commissions paid on stock repurchases.

(2)
On February 21, 2018, the Board of Directors authorized a share repurchase program for repurchases of up to $50.0 million of the Company's common stock (the 2018 Program). On April 24, 2019, the Board of Directors authorized a $50.0 million expansion of the 2018 Program, to $100 million, through June 30, 2020. The 2018 Program provides that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2018 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.

Performance Graph
The following information compares the cumulative total return on $100 invested in the common stock of EHI, ticker symbol EIG, for the period commencing at the close of market on December 31, 2014 and ending on December 31, 2019 with the cumulative total return on $100 invested in each of the Standard and Poor's (S&P) 500 Index (S&P 500) and the Standard and Poor's 500 Property-Casualty Insurance Index (S&P P&C Insurance Index). The calculation of cumulative total return assumes the reinvestment of dividends. The following graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any filing pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

Employers Holdings, Inc.
Cumulative Total Return Performance

	Period Ending
	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Employers Holdings, Inc.	$100.00	$117.24	$172.18	$195.83	$188.65	$191.63
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P 500 P&C Insurance Index	100.00	109.53	126.73	155.10	147.83	186.07

Item 6. Selected Financial Data
The following selected historical consolidated financial data should be read in conjunction with ''Item 7–Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations'' and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2019	2018	2017	2016	2015
Income Statement Data	(in millions, except per share amounts)
Revenues:
Net premiums earned	$695.8	$731.1	$716.5	$694.8	$690.4
Net investment income	88.1	81.2	74.6	73.2	72.2
Net realized and unrealized (losses) gains on investments(1)	51.1	(13.1)	7.4	11.2	(10.7)
Gain on redemption of notes payable	—	—	2.1	—	—
Other income	0.9	1.2	0.8	0.6	0.2
Total revenues	835.9	800.4	801.4	779.8	752.1
Total expenses	642.1	630.9	657.4	639.1	652.7
Net income before income taxes	193.8	169.5	144.0	140.7	99.4
Income tax expense(2)	36.7	28.2	42.8	34.0	5.0
Net income	$157.1	$141.3	$101.2	$106.7	$94.4

Earnings per common share:
Basic	$4.89	$4.30	$3.11	$3.29	$2.94
Diluted	4.83	4.24	3.06	3.24	2.90
Cash dividends declared per common share	0.88	0.80	0.60	0.36	0.24

(1)
Changes in fair value of equity securities and other invested assets are included in Net realized and unrealized gains (losses) on investments on our Consolidated Statements of Comprehensive Income beginning 2018 in accordance with Accounting Standards Update (ASU) No. 2016-01.

(2)
The statutory Federal income tax rate was reduced from 35% to 21% beginning in 2018 with the passage of the Tax Cuts and Jobs Act on December 22, 2017. See Note 7 in the Notes to the Consolidated Financial Statements.

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data	(in millions)
Cash and cash equivalents	$154.9	$101.4	$73.3	$67.2	$56.6
Total investments	2,778.4	2,727.7	2,677.7	2,552.6	2,487.2
Reinsurance recoverable on paid and unpaid losses	539.7	511.1	544.2	588.7	635.9
Total assets	4,004.1	3,919.2	3,840.1	3,773.4	3,755.8
Unpaid losses and loss adjustment expense	2,192.8	2,207.9	2,266.1	2,301.0	2,347.5
Unearned premiums	337.1	336.3	318.3	310.3	308.9
Deferred reinsurance gain—LPT Agreement	137.1	149.6	163.6	174.9	189.5
Notes payable	—	20.0	20.0	32.0	32.0
Total liabilities	2,838.3	2,901.0	2,892.4	2,932.8	2,995.0
Total stockholders' equity	1,165.8	1,018.2	947.7	840.6	760.8

Item 7.  Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, the accompanying notes thereto, and the financial statement schedules included in Item 8 and Item 15 of this report. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties and other factors described in Item 1A of this report. Our actual results in future periods may differ from those referred to herein due to a number of factors, including the risks described in the sections entitled "Risk Factors" and "Forward-Looking Statements" elsewhere in this report.
Overview
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers' compensation insurance coverage to select, small businesses in low to medium hazard industries. Workers' compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees' medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers' compensation insurance throughout the United States, with a concentration in California, where nearly one-half of our business is generated. Our revenues are primarily comprised of net premiums earned, net investment income, and net realized and unrealized gains on investments.
We target small businesses, as we believe that this market is traditionally characterized by fewer competitors, more attractive pricing, and stronger persistency when compared to the U.S. workers' compensation insurance industry in general. We believe we are able to price our policies at levels that are competitive and profitable over the long-term given our expertise in underwriting and claims handling in this market segment. Our underwriting approach is to consistently underwrite small business accounts at appropriate and competitive prices without sacrificing long-term profitability and stability for short-term top-line revenue growth.
Our calendar year underwriting results have improved over the past several years. This improvement reflects our superior claims handling and the increased pricing flexibility afforded to us through the use of multiple writing companies within states and territorial pricing in California. In addition, our ongoing underwriting initiatives, which are described below, have allowed us to expand our operations while also focusing on under-performing classes of business, as needed.
Pricing on our renewals showed an overall price decrease of 11.6% for the year ended December 31, 2019, versus the rate level in effect on such business a year earlier. We believe that we can continue to write attractive business due to favorable loss costs and frequency trends and the success of our accelerated claims initiatives, despite the competitive market conditions we currently face. Given the strength of our balance sheet, the execution of our underwriting, claims, and investment strategies, we believe that we are well positioned for the current market cycle.
On July 31, 2019, we acquired (the Acquisition) PartnerRe Insurance Company of New York (PRNY) from Partner Reinsurance Company of the U.S. (PRUS). We funded the Acquisition with cash on hand. The purchase price was equal to the sum of: (i) $47.6 million, the amount of statutory capital and surplus of PRNY at closing; and (ii) $5.8 million. We did not acquire any employees or ongoing business operations pursuant to the Acquisition.
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

Results of Operations
Our results of operations for the three year period ending December 31, 2019 are as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Gross premiums written	$696.9	$748.9	$729.7
Net premiums written	$691.5	$742.8	$723.7

Net premiums earned	$695.8	$731.1	$716.5
Net investment income	88.1	81.2	74.6
Net realized and unrealized gains (losses) on investments	51.1	(13.1)	7.4
Gain on redemption of notes payable	—	—	2.1
Other income	0.9	1.2	0.8
Total revenues	835.9	800.4	801.4

Losses and LAE	365.9	376.7	417.2
Commission expense	88.1	94.2	91.4
Underwriting and general and administrative expenses	187.5	158.5	139.9
Interest and financing expenses	0.6	1.5	1.4
Other expense	—	—	7.5
Total expenses	642.1	630.9	657.4

Net income before income taxes	193.8	169.5	144.0
Income tax expense	36.7	28.2	42.8
Net income	$157.1	$141.3	$101.2
Overview
Our net income was $157.1 million, $141.3 million, and $101.2 million in 2019, 2018, and 2017, respectively. The key factors that affected our financial performance during the previous two years included:

•	Net premiums earned decreased 4.8% in 2019 and increased 2.0% in 2018, each compared to the previous year;

•	Losses and LAE decreased 3% in 2019 and 10% in 2018, each compared to the previous year;

•	Underwriting and general and administrative expenses increased 18% in 2019 and 13% in 2018, each compared to the previous year;

•	Net investment income increased 8.5% in 2019 and 8.8% in 2018, each compared to the previous year;

•	Net realized and unrealized gains (losses) on investments was $51.1 million, $(13.1) million, and $7.4 million in 2019, 2018, and 2017, respectively; and

•	The statutory Federal income tax rate was 21% in 2019 and 2018 and 35% in 2017.
We continue to execute a number of ongoing business initiatives, including: achieving internal and customer-facing business process excellence; offering quotes and insurance coverage directly to customers through digital insurance solutions; accelerating the settlement of open claims; diversifying our risk exposure across geographic markets; utilizing a multi-company pricing platform and territory-specific pricing; developing and implementing new technologies to transform the way insurance agents utilize digital capabilities; and leveraging data-driven strategies to target, price, and underwrite profitable classes of business across all of our markets.
Summary of Consolidated Financial Results
Gross Premiums Written
Gross premiums written were $696.9 million, $748.9 million, and $729.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. Period over period changes in gross premiums earned during 2019 and 2018 were primarily related to our Employers segment. See –Summary of Financial Results by Segment –Employers.
Net Premiums Written
Net premiums written are gross premiums written less reinsurance premiums ceded.

Net Premiums Earned
Net premiums earned are primarily a function of the amount and timing of net premiums previously written.
Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments
We invest in fixed maturity securities, equity securities, other invested assets, short-term investments, and cash equivalents. Net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities, less bank service charges and custodial and portfolio management fees. We have established a high quality/short duration bias in our investment portfolio.
Net investment income was $88.1 million, $81.2 million, and $74.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. The increase in 2019 was primarily due to an increase in the allocation and yield of bank loans and other invested assets. The average pre-tax ending book yield on our invested assets was 3.3%, 3.4%, and 3.1% at December 31, 2019, 2018, and 2017, respectively. The average ending tax-equivalent yield on our invested assets (which adjusts the book yield of our investments in tax-advantaged securities to an equivalent pre-tax book yield) was 3.5% at each of December 31, 2019, 2018, and 2017.
Realized and certain unrealized gains and losses on our investments are reported separately from our net investment income. Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are also recognized when securities are written down as a result of an other-than-temporary impairment. Changes in fair value of equity securities (for 2019 and 2018) and other invested assets are also included in Net realized and unrealized gains (losses) on investments on our Consolidated Statements of Comprehensive Income.
Net realized and unrealized gains (losses) on investments were $51.1 million, $(13.1) million, and $7.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Net realized and unrealized gains on investments in 2019 included $46.5 million of net realized and unrealized gains on equity securities, $3.9 million of net realized gains on fixed maturity securities, and $0.7 million of unrealized gains on other invested assets. Net gains on equity securities were largely consistent with the performance of U.S. equity markets. Realized gains and losses on fixed maturity securities were primarily related to sales associated with a reallocation of our investment portfolio. Net realized and unrealized losses on investments in 2018 included $11.3 million of net realized and unrealized losses on equity securities and $1.8 million of net realized losses on fixed maturity securities. The net losses on equity securities for 2018 were primarily the result of volatility in equity markets. Net losses on fixed maturity securities were primarily related to the sale of fixed maturity securities resulting from a rebalancing of our investment portfolio, offset by $3.3 million in other-than-temporary impairments of certain fixed maturity securities due to our intent to sell the securities. Net gains on fixed maturity securities were primarily related to the sale of fixed maturity securities resulting from a rebalancing of our investment portfolio. Net realized gains on investments in 2017 included $5.8 million of net realized gains on equity securities and $3.0 million of net realized gains on fixed maturity securities. The net gains were primarily related to sales of municipal securities, whose proceeds were reinvested in taxable fixed maturity securities, and sales of equity securities as part of a routine rebalancing of our equity portfolio. Those gains were partially offset by $1.4 million in other-than temporary impairments of certain fixed maturity and equity securities due to our intent to sell those securities and/or the severity and duration of the change in fair value of those securities. Additional information regarding our Investments is set forth under "–Liquidity and Capital Resources–Investments" and Note 5 in the Notes to our Consolidated Financial Statements.
Gain on Redemption of Notes Payable
In May 2017, we purchased one of EPIC's outstanding notes payable in the amount of $12.0 million for $9.9 million, resulting in a $2.1 million gain.
Other Income
Other income consists of net gains on fixed assets, non-investment interest, installment fee revenue, and other miscellaneous income.
Losses and LAE
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) continued to decrease year-over-year in 2019 and 2018; however, medical and indemnity costs per claim increased over the same period. These trends are reflected in our current accident year loss estimate. Total claims costs have also been reduced by cost savings associated with increased claims settlement activity that continued through 2019. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. We assume that increasing medical and indemnity cost trends will continue to impact our long-term claims costs and current accident year loss estimate, which may be offset by rate increases. Additional information regarding our reserves for losses and LAE is set forth under "–Critical Accounting Policies –Reserves for Losses and LAE." See also, "–Summary of Financial Results by Segment –Employers."
Commission Expenses
Commission expenses include direct commissions to our agents and brokers, including our partnerships and alliances, for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees. See "–Summary of Financial Results by Segment –Employers."
Underwriting and General and Administrative Expenses
Underwriting expenses represent those costs that we incur to underwrite and maintain the insurance policies we issue, excluding commissions. Direct underwriting expenses, such as premium taxes, policyholder dividends, and those expenses that vary directly with the production of new or renewal business, are recognized as the associated premiums are earned. Indirect underwriting expenses, such as the operating expenses of each of the Company's subsidiaries, do not vary directly with the production of new or renewal business and are recognized as incurred.
General and administrative expenses of the holding company are excluded in determining the underwriting expense ratios of our reportable segments.
Interest and Financing Expenses
Interest and financing expenses include surplus notes interest, letter of credit fees, finance lease interest, and other financing fees.
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
Income tax expense was $36.7 million, $28.2 million ($28.6 million excluding the impact of the Tax Cuts and Jobs Act on December 22, 2017 (Enactment)), and $42.8 million ($35.8 million excluding the impact of Enactment) for the years ended December 31, 2019, 2018, and 2017, respectively, representing effective tax rates of 18.9%, 16.6% (16.8% excluding the impact of Enactment), and 29.7% (24.9% excluding the impact of Enactment) for the years ended December 31, 2019, 2018, and 2017, respectively.
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
Tax-advantaged investment income, LPT Reserve Adjustments, LPT Contingent Commission Adjustments, Deferred Gain amortization and certain other adjustments reduced our income tax expense computed at a statutory rate of 21% for 2019 and 2018, and 35% for 2017 by $4.0 million, $7.4 million, and $14.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. For the year ended December 31, 2017, the reductions were partially offset by a $7.0 million increase in our income tax expense due to the re-evaluation of our deferred tax assets and liabilities as of the date of Enactment. For the year ended December 31, 2017, we were required to base certain of our income tax estimates and assumptions on incomplete information and/or preliminary interpretations of the effects of Enactment. As a result, we decreased our income tax expense by $0.4 million due to a further evaluation of our deferred tax assets and liabilities during the year ended December 31, 2018.
For additional information regarding our income tax expense see Note 7 in the Notes to our Consolidated Financial Statements.

Summary of Financial Results by Segment
EMPLOYERS
The components of Employers' net income before income taxes are set forth in the following table:

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
Gross premiums written	$696.8	$748.9	$729.7
Net premiums written	$691.4	$742.8	$723.7

Net premiums earned	$695.8	$731.1	$716.5
Net investment income	84.1	78.6	73.3
Net realized and unrealized gains (losses) on investments	47.7	(13.9)	7.4
Gain on redemption of notes payable	—	—	2.1
Other income	0.9	1.0	0.8
Total revenues	828.5	796.8	800.1

Losses and LAE	378.6	391.3	428.8
Commission expense	88.1	94.2	91.4
Underwriting expenses	153.2	135.0	123.7
Interest and financing expenses	0.6	1.5	1.4
Other expense	—	—	7.5
Total expenses	620.5	622.0	652.8

Net income before income taxes	$208.0	$174.8	$147.3

Underwriting income	$75.9	$110.6	$72.6

Combined ratio	89.1%	84.9%	89.9%
Underwriting Results
Gross Premiums Written
Gross premiums written were $696.8 million, $748.9 million, and $729.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. The decrease in 2019 was primarily due to decreases in final audit premiums and average rates, as well as declines in new business premiums written in California, partially offset by increases in renewal premiums written across all of our markets. The increase in 2018 was primarily due to increases in new business premiums written, partially offset by declines in renewal business premiums. The increase in new business premiums was primarily driven by higher policy counts and payroll exposure, partially offset by decreases in average rates.
Net Premiums Written
Net premiums written were $691.4 million, $742.8 million, and $723.7 million for the years ended December 31, 2019, 2018, and 2017, respectively, which included $5.4 million, $6.1 million, and $6.0 million of reinsurance premiums ceded, respectively.
Net Premiums Earned
Net premiums earned were $695.8 million, $731.1 million, and $716.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The following table shows the percentage change in Employers' in-force premiums, policy count, average policy size, and payroll exposure upon which our premiums are based as of December 31, 2019 and 2018, respectively, overall, for California, where nearly 50% of our premiums were generated, and for all other states, excluding California:

	Percentage Change 2019 Over 2018			Percentage Change 2018 Over 2017
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	(0.2)%	(7.6)%	8.3%	6.3%	2.2%	11.4%
In-force policy count	7.8	2.6	12.1	7.0	3.5	10.2
Average in-force policy size	(7.4)	(10.0)	(3.4)	(0.7)	(1.2)	1.1
In-force payroll exposure	17.5	10.7	21.8	22.0	24.4	20.5
Losses and LAE, Commission Expenses, and Underwriting Expenses
Prior to December 31, 2019, we operated under a single reportable segment and presented our Combined Ratio on that basis, including general and administrative expenses of the holding company expenses and the impact of the LPT. Beginning in 2019, we now present the Combined Ratio for each of our reporting segments on a stand-alone basis and have adjusted all prior periods to conform to this presentation.
The following table presents calendar year combined ratios for our Employers segment.

	Years Ended December 31,
	2019	2018	2017
Loss and LAE ratio	54.4%	53.5%	59.8%
Underwriting expense ratio	22.0	18.5	17.3
Commission expense ratio	12.7	12.9	12.8
Combined ratio	89.1%	84.9%	89.9%
Loss and LAE Ratio. We analyze our loss and LAE ratios on both a calendar year and accident year basis.
The calendar year loss and LAE ratio is calculated by dividing the losses and LAE recorded during the calendar year, regardless of when the underlying insured event occurred, by the net premiums earned during that calendar year. The calendar year loss and LAE ratio includes changes made during the calendar year in reserves for losses and LAE established for insured events occurring in the current and prior years. The calendar year loss and LAE ratio for a particular year will not change in future periods.
The accident year loss and LAE ratio is calculated by dividing cumulative losses and LAE for reported events that occurred during a particular year by the net premiums earned for that year. The accident year loss and LAE ratio for a particular year can decrease or increase when recalculated in subsequent periods as the reserves established for insured events occurring during that year develop favorably or unfavorably. The accident year loss and LAE ratio is based on our statutory financial statements and is not derived from our GAAP financial information.
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
The table below reflects prior accident year loss and LAE reserve adjustments and the impact to loss ratio.

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
Losses and LAE	$378.6	$391.3	$428.8
Prior accident year favorable development, net	77.5	66.2	18.5
Current accident year losses and LAE	$456.1	$457.5	$447.3

Current accident year loss ratio	65.6%	62.6%	62.4%
The decrease in our losses and LAE from 2018 to 2019 was primarily attributable to increased favorable prior accident year loss development of $77.5 million, partially offset by an increase in our current accident year loss estimate. The decrease in our losses and LAE from 2017 to 2018 was primarily attributable to increased favorable prior accident year loss development of $66.2 million, which included $65.5 million of favorable development on our voluntary risk business and $0.7 million of favorable development related to our assigned risk business. Favorable prior accident year loss development in each period was the result of our determination that adjustments were necessary to reflect observed favorable paid loss trends, primarily for the 2014 through 2017 accident years, which have been impacted by our internal initiatives to reduce loss costs, including the accelerated claims settlement activity that began in 2014 and that continued through 2019.
The increases in our current accident year loss estimate in 2019 and 2018 were primarily due to the impact of increased competitive pressures and resulting price decreases across most of our markets; however, our current accident year loss and LAE ratio continues to reflect the impact of key business initiatives, including: an emphasis on the accelerated settlement of open claims; diversifying our risk exposure across geographic markets; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets.
Commission Expense Ratio. The commission expense ratio was 12.7%, 12.9%, and 12.8%, and our commission expenses were $88.1 million, $94.2 million, and $91.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. The decrease in the commission expense ratio for 2019 compared to 2018 was primarily the result of decreases in 2019 agency incentive commissions, which were directly impacted by decreases in premiums written. The increase in the commission expense ratio for 2018 compared to 2017 was primarily the result of increased levels of agency incentive commissions and an increase in the percentage of business produced by our partnerships and alliances for those years, which are subject to a higher commission rate.
Underwriting Expense Ratio. The underwriting expense ratio was 22.0%, 18.5%, and 17.3%, and our underwriting expenses were $153.2 million, $135.0 million, and $123.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. During the year ended December 31, 2019, our IT related expense increased $4.9 million, our professional fees increased $6.0 million, and our compensation-related expenses increased $4.3 million, each as compared to 2018. These increases were largely the result of our aggressive development and implementation of new digital technologies and capabilities. Additionally, our bad debt expense increased $3.5 million compared to 2018, mainly as a result of an increase in the amount of premiums receivable relating to 2018 policy year final audits that were deemed uncollectible in 2019. During the year ended December 31, 2018, our compensation-related expenses increased $3.4 million, our professional fees increased $3.2 million, our bad debt expense increased $1.4 million, and our premium tax and assessments increased $1.4 million, each as compared to 2017.
Underwriting Income
Underwriting income for our Employers segment was $75.9 million, $110.6 million, and $72.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments, Gain on Redemption of Notes Payable, Other Income, Interest and Financing Expenses, and Other Expenses see "–Results of Operations –Summary of Consolidated Financial Results."

CERITY
The components of Cerity's net loss before income taxes are set forth in the following table:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Gross premiums written	$0.1	$—	$—
Net premiums written	$0.1	$—	$—

Net premiums earned	$—	$—	$—
Net investment income	0.3	—	—
Net realized and unrealized gains on investments	0.1	—	—
Other income	—	0.2	—
Total revenues	0.4	0.2	—

Underwriting expenses	16.0	5.9	1.1
Total expenses	16.0	5.9	1.1

Net loss before income taxes	$(15.6)	$(5.7)	$(1.1)

Underwriting loss	$(16.0)	$(5.9)	$(1.1)

Combined ratio	n/m	n/m	n/m
n/m - not meaningful
Underwriting Results
Gross Premiums Written and Net Premiums Written
Gross premiums written and net premiums written were $0.1 million for the year ended December 31, 2019. Cerity had no premiums written prior to 2019.
Net Premiums Earned
Net premiums earned were less than $0.1 million for the year ended December 31, 2019.
Underwriting Expenses
Underwriting expenses for our Certity segment were $16.0 million, $5.9 million, and $1.1 million for the years ended December 31, 2019, 2018, and 2017, respectively. During the year ended December 31, 2019, compensation-related expenses increased $3.7 million, IT related expenses increased $3.6 million, and advertising expenses increased $1.5 million, each as compared to 2018. During the year ended December 31, 2018, our compensation-related expenses increased $3.8 million and professional fees increased $1.7 million, each as compared to 2017. These year-over-year increases were related to the launch of Cerity and the development of its direct-to-customer platform.
Underwriting Loss
Underwriting losses for our Cerity segment were $16.0 million, $5.9 million, and $1.1 million for the years ended December 31, 2019, 2018, and 2017, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Income
For a further discussion of non-underwriting related income, including Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments, and Other Income see "–Results of Operations –Summary of Consolidated Financial Results Consolidated."

CORPORATE AND OTHER
The components of Corporate and Other's net income (loss) before income taxes are set forth in the following table:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Net investment income	3.7	2.6	1.3
Net realized and unrealized gains on investments	3.3	0.8	—
Total revenues	7.0	3.4	1.3

Losses and LAE - LPT	(12.7)	(14.6)	(11.6)
General and administrative expenses	18.3	17.6	15.1
Total expenses	5.6	3.0	3.5

Net income (loss) before income taxes	$1.4	$0.4	$(2.2)
Net Investment Income and Net Realized and Unrealized Gains on Investments
See "–Results of Operations –Summary of Consolidated Financial Results."
Losses and LAE - LPT
The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive Income.

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Amortization of the Deferred Gain related to losses	$8.9	$9.9	$9.3
Amortization of the Deferred Gain related to contingent commission	1.8	2.0	2.0
Impact of LPT Reserve Adjustments(1)	1.8	2.2	—
Impact of LPT Contingent Commission Adjustments(2)	0.2	0.5	0.3
Total impact of the LPT	$12.7	$14.6	$11.6

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

General and Administrative Expenses
General and administrative expenses primarily consist of compensation related expenses, professional fees, and other corporate expenses at the holding company level. General and administrative expenses were $18.3 million, $17.6 million, and $15.1 million for the years ended December 31, 2019, 2018, and 2017, respectively. During the year ended December 31, 2019, our professional fees increased $0.5 million, and our compensation-related expenses increased $0.2 million, each as compared to 2018. During the year ended December 31, 2018, our compensation-related expenses increased $1.6 million, and our professional fees increased $1.0 million, each as compared to 2017.
Liquidity and Capital Resources
Holding Company Liquidity
We are a holding company and our ability to fund our operations is contingent upon existing capital and the ability of our subsidiaries to pay dividends up to the holding company. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws and regulations, including laws establishing minimum solvency and liquidity thresholds. We require cash to pay stockholder dividends, repurchase common stock, provide additional surplus to our insurance subsidiaries, and fund our operating expenses.

Our insurance subsidiaries' ability to pay dividends to their parent is based on reported capital, surplus, and dividends paid within the prior 12 months. For 2020, the maximum dividend that may be paid by EPIC without prior regulatory approval is $21.7 million. EICN can pay $1.4 million of dividends through March 1, 2020, and $21.1 million thereafter, without prior regulatory approval; ECIC cannot pay any dividends through September 23, 2020 without prior regulatory approval, and $32.1 million thereafter; and EAC can pay $1.2 million of dividends through June 12, 2020, and $20.9 million thereafter, without prior regulatory approval. CIC cannot pay dividends without prior regulatory approval until July 31, 2021.
Total cash and investments at the holding company were $64.6 million at December 31, 2019, consisting of $9.9 million of cash and cash equivalents, $26.6 million of fixed maturity securities, and $28.1 million of equity securities. We do not currently have a revolving credit facility because we believe that the holding company's cash needs for the foreseeable future will be met with its cash and investments on hand, as well as dividends available from our insurance subsidiaries.
Operating Subsidiaries' Liquidity
The primary sources of cash for our operating subsidiaries, which include our insurance and other operating subsidiaries, are premium collections, investment income, sales and maturities of investments and reinsurance recoveries. The primary uses of cash for our operating subsidiaries are payments of losses and LAE, commission expenses, underwriting and general and administrative expenses, ceded reinsurance, investment purchases and dividends paid to their parent.
Total cash and investments held by our operating subsidiaries was $2,869.0 million at December 31, 2019, consisting of $145.3 million of cash, cash equivalents, and restricted cash, $2,459.3 million of fixed maturity securities, $235.3 million of equity securities, and $29.1 million of other invested assets. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of December 31, 2019 consisted of $145.0 million of cash and cash equivalents, $228.6 million of publicly-traded equity securities whose proceeds are available within three business days, and $1,167.0 million of highly liquid fixed maturity securities whose proceeds are available within three business days. We believe that our subsidiaries' liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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
FHLB membership also allows our insurance subsidiaries access to Letter of Credit Agreements and on March 9, 2018, ECIC, EPIC, and EAC entered into Letter of Credit Agreements with the FHLB. On March 1, 2019 FHLB and ECIC, EPIC, and EAC each amended their Letter of Credit Agreements to increase their respective credit amounts. The Letter of Credit Agreements are between the FHLB and each of EAC, in the amount of $60.0 million, ECIC, in the amount of $90.0 million, and EPIC, in the amount of $110.0 million. The amended Letter of Credit Agreements became effective March 1, 2019 and expire March 31, 2020. The amended Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times (See Note 10).
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events. On July 1, 2019, we entered into a new reinsurance program that is effective through June 30, 2020. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized.
Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The amount of capital in our insurance subsidiaries is maintained relative to standardized capital adequacy measures such as risk-based capital (RBC), as established by the National Association of Insurance Commissioners. The RBC standard was designed to provide a measure by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of RBC. Each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements that correspond to any level of regulatory action at December 31, 2019.
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $844.9 million and $867.7 million were on deposit at each of December 31, 2019 and 2018, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $260.0 million and $140.0 million of securities on deposit at December 31, 2019 and 2018, respectively.
Certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $2.9 million and $23.2 million at December 31, 2019 and 2018, respectively.

Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows. For additional information regarding our cash flows, see Item 8, Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2019	2018	2017
Cash, cash equivalents, and restricted cash provided by (used in):	(in millions)
Operating activities	$123.1	$180.2	$142.3
Investing activities	49.2	(119.6)	(112.8)
Financing activities	(119.1)	(32.9)	(26.0)
Increase in cash, cash equivalents, and restricted cash	$53.2	$27.7	$3.5
Operating Activities
Net cash provided by operating activities in 2019 included net premiums received of $746.2 million, investment income received of $98.5 million, and cash received of $19.1 million for the LPT Contingent Commission. These operating cash inflows were partially offset by net claims payments of $403.3 million, underwriting and general and administrative expenses paid of $184.8 million, commissions paid of $95.1 million, and federal income taxes paid of $37.8 million.
Net cash provided by operating activities in 2018 included net premiums received of $745.9 million and investment income received of $91.1 million. These operating cash inflows were partially offset by net claims payments of $416.4 million, underwriting and general and administrative expenses paid of $142.1 million, and commissions paid of $92.6 million.
Net cash provided by operating activities in 2017 included net premiums received of $702.4 million and investment income received of $90.0 million. These operating cash inflows were partially offset by net claims payments of $419.2 million, underwriting and general and administrative expenses paid of $123.6 million, and commissions paid of $84.6 million.
Investing Activities
Net cash provided by investing activities in 2019 was primarily related to sales, maturities, and redemptions of investments whose proceeds were used to fund the acquisition of CIC, claims payments, underwriting and general and administrative expenses, stockholder dividend payments, debt repayment, and common stock repurchases, partially offset by the investment of premiums received and reinvestment of funds from investment sales, maturities, redemptions, and interest income.
Net cash used in investing activities in 2018 and 2017 was primarily related to the investment of premiums received and the reinvestment of funds from maturities, redemptions, and interest income. These investing cash outflows were partially offset by investment sales whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and for common stock repurchases during 2018.
Financing Activities
Net cash used in financing activities in 2019 included common stock repurchases, the redemption of notes payable, and stockholder dividend payments.
Net cash used in financing activities in 2018 included common stock repurchases and stockholder dividend payments.
Net cash used in financing activities in 2017 included stockholder dividend payments and the purchase of a note payable.
Dividends. Dividends paid to stockholders were $28.9 million, $26.7 million, and $19.7 million in 2019, 2018, and 2017, respectively. The declaration and payment of future dividends to common stockholders will be at the discretion of our Board of Directors and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors our Board of Directors deems relevant. On February 14, 2020, the Board of Directors declared a $0.25 dividend per share, payable March 18, 2020, to stockholders of record on March 4, 2020.
Share Repurchases. On February 21, 2018, the Board of Directors authorized a share repurchase program for repurchases of up to $50.0 million of our common stock from February 26, 2018 through February 26, 2020 (the 2018 Program). On April 24, 2019, the Board of Directors authorized a $50.0 million expansion of the 2018 Program, to $100.0 million, and extended the repurchase authority pursuant to the 2018 Program through June 30, 2020. The 2018 Program provides that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2018 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time. Through December 31, 2019, we repurchased a total of 1,731,637 shares of common stock under the 2018 Program at an average price of $41.40 per share, including commissions, for a total cost of $71.7 million. As of December 31, 2019, we had a remaining common stock repurchase authorization of $28.3 million under the 2018 Program. See Item 5, Issuer Purchases of Equity Securities.
Capital Resources
As of December 31, 2019, the capital resources available to us consisted of $1,165.8 million of stockholders' equity and the $137.1 million Deferred Gain.
Stockholders' Equity. The following table summarizes our beginning and ending stockholders' equity balance and the changes thereto for each of the years ended December 31, 2019, 2018, and 2017:

	December 31,
	2019	2018	2017
	(in millions)
Beginning Balance	$1,018.2	$947.7	$840.6
Stock-based obligations	10.1	9.4	6.9
Stock options exercised	0.7	1.1	6.0
Shares withheld to satisfy minimum tax withholdings for certain stock-based obligations	(3.2)	(2.9)	(2.2)
Grant date fair value adjustment	—	—	(0.2)
Acquisition of common stock	(67.1)	(4.6)	—
Dividends declared	(28.9)	(26.7)	(19.7)
Net income for the year	157.1	141.3	101.2
Change in net unrealized gains (losses) on investments, net of taxes	79.0	(47.1)	15.1
Ending Balance	$1,165.8	$1,018.2	$947.7
Deferred Gain. The Deferred Gain, which totaled $137.1 million and $149.6 million as of December 31, 2019 and 2018, respectively, reflects the unamortized gain from the LPT Agreement. See Note 2 in the Notes to our Consolidated Financial Statements.
Contractual Obligations and Commitments
The following table identifies our contractual obligations and commitments as of December 31, 2019.

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$19.6	$4.8	$5.8	$4.4	$4.6
Non-cancellable contracts	23.0	6.0	10.3	5.9	0.8
Finance leases	0.6	0.2	0.3	0.1	—
Unpaid losses and LAE reserves(1)(2)	2,192.8	352.8	431.8	272.7	1,135.5
Unfunded investment commitments	41.6	41.6	—	—	—
Total contractual obligations	$2,277.6	$405.4	$448.2	$283.1	$1,140.9

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

(2)	The unpaid losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which were as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables on unpaid losses and LAE	$(532.5)	$(33.7)	$(59.1)	$(53.5)	$(386.2)

Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total return; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance.
As of December 31, 2019, the total cost and amortized cost of our investments recorded at fair value was $2,558.9 million and its fair value was $2,742.6 million. Additionally, we had other invested assets of $29.1 million at December 31, 2019. These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.
We also have a $6.7 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our Investment Managers follow our written investment guidelines, which are approved by the Finance Committee of the Board of Directors. Our asset allocation is reevaluated by management and reviewed by the Finance Committee of the Board of Directors on a quarterly basis. We also utilize our Investment Managers' investment advisory services to assist us in developing a tailored set of portfolio targets and objectives.
As of December 31, 2019, our investment portfolio consisted of 89% fixed maturity securities. We strive to limit the interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 3.3 at December 31, 2019. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "A+," using ratings assigned by S&P. Our fixed maturity securities portfolio had a weighted average quality of "A+" as of December 31, 2019, with 52.9% of the portfolio rated "AA" or better, based on market value. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
We also have a portfolio of publicly traded equity securities. We strive to limit the exposure to equity price risk associated with equity securities by diversifying our holdings across several industry sectors. Equity securities represented 9% of our investment portfolio at December 31, 2019.
Our Other invested assets made up 1% of our investment portfolio at December 31, 2019 and include private equity limited partnerships and convertible preferred shares of real estate investment trusts. Our investments in private equity limited partnerships totaled $9.1 million at December 31, 2019 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 12 years, subject to three one-year extensions at the general partner's discretion. We expect to receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment or portion thereof, from time-to-time during the full course of the fund term. As of December 31, 2019, we had unfunded commitments to these private equity limited partnerships totaling $41.6 million. Our investments in convertible preferred shares of real estate investment trusts totaled $20.0 million at December 31, 2019 and are non-redeemable until conversion and are periodically evaluated for impairment based on the ultimate recovery of the investment.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.

The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average ending book yield, and the average ending tax equivalent yield (each based on the book value of each category of invested assets) as of December 31, 2019.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield(1)
	(in millions, except percentages)
U.S. Treasuries	$85.6	3.1%	2.5%	2.5%
U.S. Agencies	2.9	0.1	3.5	3.5
States and municipalities	484.5	17.7	3.2	3.7
Corporate securities	1,079.0	39.4	3.3	3.3
Residential mortgaged-backed securities	480.4	17.5	3.0	3.0
Commercial mortgaged-backed securities	110.6	4.0	3.2	3.2
Asset-backed securities	61.2	2.2	3.4	3.4
Other securities	181.7	6.6	4.7	4.7
Equity securities	256.7	9.4	3.7	5.1
Total investments at fair value	$2,742.6	100.0%
Weighted average ending yield			3.3%	3.5%

(1)	Computed using a statutory income tax rate of 21%.
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of December 31, 2019 by credit rating category, using the lower of the ratings assigned by Moody's Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
"AAA"	8.1%
"AA"	44.8
"A"	30.3
"BBB"	9.9
Below Investment Grade	6.9
Total	100.0%
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
We believe that we have appropriately identified the declines in the fair values of our unrealized losses for the years ended December 31, 2019, 2018, and 2017. We recognized no other-than-temporary impairments on fixed maturity securities during the year ended December 31, 2019. We recognized impairments on fixed maturity securities of $3.3 million (consisting of 66 securities) and $0.5 million (consisting of nine securities) during the years ended December 31, 2018 and 2017, respectively. The other-than-temporary impairments recognized during these years were the result of our intent to sell these securities and/or the severity of the change in fair values of these securities. We determined that the remaining unrealized losses on fixed maturity securities were primarily the result of prevailing interest rates and not the credit quality of the issuers. The remaining fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the lack of severity and duration of the impairment, the credit quality of the issuers, our intent to not sell the securities, and a determination that it is not more likely than not that we will be required to sell the securities until fair value recovers to above cost, or principal value upon maturity.
The adoption of ASU 2016-01 removed the impairment assessment for equity securities at fair value beginning in 2018, and changes in fair value are included in Net realized and unrealized gains (losses) on investments on our Consolidated Statements of Comprehensive Income. Prior to the adoption of this standard, we recognized impairments on equity securities of $0.9 million (consisting of seven equity securities) during the year ended December 31, 2017. The other-than temporary impairments recognized during this year was the result of our intent to sell and/or the severity and duration of the change in fair values of these securities. Certain unrealized losses on equity securities in 2017 were not considered to be other-than-temporary due to the financial condition and near-term prospects of the issuers, and our intent to hold the securities until fair value recovers to above cost.

For additional information regarding our investments, including the cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of our investments, the amortized cost and estimated fair value of fixed maturity securities by contractual maturity, and net realized and unrealized gains (losses) on investments, see Note 5 in the Notes to our Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies
The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment, relative to the application of appropriate accounting policies. Our accounting policies are described in the Notes to our Consolidated Financial Statements, but we believe that the following matters are particularly important to understand our financial statements because changes in these estimates or changes in the assumptions used to make them could have a material impact on our results of operations, financial condition, and cash flows.
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
The amount by which estimated losses in the aggregate differ from those previously estimated for a specific time period is known as reserve "development." Reserve development is unfavorable when losses ultimately settle for more than the amount estimated or subsequent estimates indicate a basis for reserve increases, causing the previously estimated loss reserves to be ''deficient.'' Reserve development is favorable when estimates of ultimate losses indicate a decrease in established reserves, causing the previously estimated loss reserves to be ''redundant.'' Development is reflected in our operating results through an adjustment to incurred losses and LAE during the period in which it is recognized.
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
In addition to case reserves, we establish a provision for IBNR. IBNR is an actuarial estimate comprised of the following: (a) future payments on claims that are incurred but have not yet been reported to us; (b) a reserve for the additional development on claims that have been reported to us; and (c) a provision for additional payments on closed claims that might reopen. IBNR reserves apply to the entire body of claims arising from a specific time period, rather than a specific claim. Most of our IBNR reserves relate to estimated future claim payments on recorded open claims.
LAE reserves are our estimate of future expense payments to manage, investigate, administer, and settle claims that have occurred, and include legal expenses. LAE reserves are established in the aggregate, rather than on a claim-by-claim basis. LAE reserves are categorized between defense and cost containment, and adjusting and other.
We cede a portion of our obligations for losses and LAE to unaffiliated reinsurers. The amount of reinsurance that will be recoverable on our losses and LAE includes both the reinsurance recoverable from our excess of loss reinsurance contracts, as well as reinsurance recoverable under the terms of the LPT Agreement.

Our loss reserves (gross and net of reinsurance), including the main components of such reserves, were as follows:

	As of December 31,
	2019	2018
	(in millions)
Case reserves	$951.5	$940.6
IBNR	940.5	955.7
LAE reserves	300.8	311.6
Gross unpaid losses and LAE reserves	2,192.8	2,207.9
Less reinsurance recoverable on unpaid losses and LAE	532.5	504.4
Net unpaid losses and LAE reserves	$1,660.3	$1,703.5
We use actuarial methods to analyze and estimate the aggregate amount of loss reserves. Management considers the results of various actuarial methods and their underlying assumptions, among other factors, in establishing loss reserves.
Judgment is required in the actuarial estimation of loss reserves, including the selection of various actuarial methodologies to project the ultimate cost of claims. Specifically, judgment is required in the following areas: the selection of parameters utilized in the various methodologies; the use of industry data and other benchmarks; and the weighting of differing reserve indications resulting from alternative methods and assumptions. The adequacy of our ultimate loss reserves is inherently uncertain and represents a significant risk to our business. We attempt to mitigate this risk through our claims management processes and by monitoring and reacting to statistics relating to the cost and duration of claims.
In each of the periods presented herein we retained an independent actuarial consulting firm (Consulting Actuary) to perform comprehensive studies of our loss reserves on a semi-annual basis. The role of the Consulting Actuary was to conduct sufficient analyses to produce a range of reasonable estimates, as well as a point estimate, of our loss reserves, and to present those results to our Internal Actuary and to management as supplemental data in selecting management's best estimate of ultimate losses.
We compile and aggregate our claims data by grouping the claims according to the year in which the claim occurred ("accident year") when analyzing claim payment and emergence patterns and trends over time. Additionally, we aggregate and analyze claims data by claim type, benefits type, and by state, territory within state, or groups of states in which we do business.
Our Internal Actuary and the Consulting Actuary prepared reserve estimates for all accident years using our own historical claims data, industry data and many of the generally accepted actuarial methodologies for estimating loss reserves, such as paid loss development methods, incurred loss development methods, and Bornhuetter-Ferguson methods. These methods vary in their responsiveness to different information, characteristics, and dynamics in the data, and the results assist the actuary in considering these characteristics and dynamics in the historical data. The methods employed for each segment of claims data, and the relative weight accorded to each method, vary depending on the nature of the claims segment and on the age of the claims.
Each actuarial methodology requires the selection and application of various parameters and assumptions. The key parameters and assumptions include: the future payment and emergence patterns of our aggregate claims data; the magnitude and changes in claim settlement activity; claims cost inflation rates; the effects of legislative benefit changes and/or judicial decisions; and trends in the frequency and severity of claims. We believe the pattern with which our aggregate claims data will be paid or emerge over time, claim settlement activity, and claims cost inflation rates are the most important parameters and assumptions.
Management, along with our Internal Actuary and the Consulting Actuary, separately analyzed LAE and estimate unpaid LAE. These analyses rely primarily on examining the relationship between historical aggregate paid LAE and the volume of claims activity for the corresponding periods. The portion of unpaid LAE that will be recoverable from reinsurers is estimated based on the contractual reinsurance terms.
The ranges of estimates of loss reserves produced by our Internal Actuary and the Consulting Actuary are intended to represent the range in which it is most likely that the ultimate losses will fall. These ranges are narrower than the range of indications produced by the individual methods applied because it is not likely that the high or low result will emerge for every claim segment and accident year. Each actuary's point estimate of loss reserves for each claim segment is based on a judgmental selection from within the range of results indicated by the different actuarial methods.
Management formally establishes loss reserves for financial statement purposes on a quarterly basis. In doing so, we make reference to the most current analyses of our Internal Actuary and of the Consulting Actuary, including a review of the assumptions and the results of the various actuarial methods used. Both our Internal Actuary and the Consulting Actuary conducted comprehensive studies in the second and fourth quarters. On the alternate quarters, our Internal Actuary updates the results of the preceding quarter's studies for actual claim payment and case reserve activity.
The aggregate carried reserve calculated by management represents our best estimate of our outstanding unpaid losses and LAE. In establishing management's best estimate of unpaid losses and LAE at December 31 for the last three years, management and our Internal Actuary reviewed and considered the following: (a) our Internal Actuary's and the Consulting Actuary's assumptions, point estimates, and ranges; and (b) the inherent uncertainty of workers' compensation loss reserves. Management did not quantify a specific loss reserve increment for each uncertainty, but rather established an overall provision that represented management's best estimate of loss reserves in light of the historical data, actuarial assumptions, point estimate and range, and current facts and circumstances.
The table below provides the actuarial range of loss reserves, net of reinsurance, that management considered when selecting its best estimate and our carried reserves.

	As of December 31,
	2019	2018
	(in millions)
Low end of actuarial range	$1,489.4	$1,484.8
Carried reserves	1,660.3	1,703.5
High end of actuarial range	1,855.3	1,897.3
As of December 31, 2019, California and Nevada loss reserves represented approximately 74% of our total loss reserves on our Consolidated Balance Sheet.
In California, our recent loss experience from 2012 through 2019, indicates a slight downward trend in medical severity and a slight upward trend in indemnity severity. The reduction in medical severity can be attributed to a number of factors including California Senate Bill 863 (SB 863), which was enacted in 2012 and largely became effective in 2013/2014. Among the more significant changes, SB 863 introduced independent medical review (IMR) into the dispute resolution process and filing fees for medical liens. On the indemnity side, various provisions of SB 863 resulted in an overall increase in certain benefits. Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) has decreased year-over-year for the past four years. Aside from the impact of recent regulatory changes, we believe our increased emphasis on claims settlements, as well as our various underwriting initiatives, have contributed to more favorable trends in our California results.
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
Our insurance subsidiaries have been operating in a period characterized by changing environmental conditions in our major markets, entry into new markets, and operational changes. During periods characterized by such changes, at each evaluation, the actuaries and management must make judgments as to the relative weight to accord to long-term historical company data, more recent company data, and external data. We also consider the impact of environmental and operational changes and other factors when selecting the methods used to project ultimate losses and LAE, the parameters to incorporate in those methods, and the relative weights applied to those methods.
An internal initiative that began in 2014 and continued through 2019 emphasizes the settlement of open claims. This initiative has actively driven a significant increase in claims settlement activity and has primarily affected accident years 2009 and forward. This settlement activity has been recognized in the actuarial analysis using a methodology that adjusts the data and loss development patterns to account for an increase in settlements arising from this initiative.
Approximately 59% of our claims payments during the three years ended December 31, 2019 related to medical care for injured workers. The utilization and cost of medical services in the future is a significant source of uncertainty in the establishment of loss reserves for workers' compensation. Our loss reserves are established based on reviewing the results of actuarial methods, most of which do not contain explicit medical claim cost inflation rates; however, because medical care may be provided to an injured worker over many years, and in some cases decades, the pace of medical claim cost inflation can have a significant impact on our ultimate claim payments. For example, if the rate of medical claim cost inflation increases by 1% above the inflation rate that is implicitly included in the loss reserves at December 31, 2019, we estimate that future medical costs over the lifetime of current claims would increase by approximately $81.0 million on a net-of-reinsurance basis.
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
If the actual loss reserves were at the high or the low end of the actuarial range, the pretax impact on our financial results would have been as follows:

	December 31,
	2019	2018
Increase (decrease) in reserves	(in millions)
At low end of range	$(170.9)	$(218.7)
At high end of range	195.0	193.8
Increase (decrease) in stockholders' equity and net income
At low end of range	$135.0	$172.8
At high end of range	(154.1)	(153.1)
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

As of December 31,
2019
(in millions)
Low end of actuarial range	$328.9
LPT carried reserves	380.4
High end of actuarial range	444.2
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
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995 for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were $380.4 million as of December 31, 2019. Losses and LAE paid with respect to the LPT Agreement totaled $796.2 million at December 31, 2019. We account for the LPT Agreement as retroactive reinsurance. Entry into the LPT Agreement resulted in a deferred reinsurance gain that was recorded on our Consolidated Balance Sheets as a liability. The Deferred Gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and the amortization is reflected in losses and LAE. Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the Deferred Gain on our Consolidated Balance Sheets and losses and LAE on our Consolidated Statements of Comprehensive Income.
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
We record uncertain tax positions in accordance with Accounting Standards Codification (ASC) 740, Income Taxes, on the basis of a two-step process. Recognition (Step 1) occurs when we conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is addressed only if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement.
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
Valuation of Investments
Our investments in fixed maturity securities, equity securities at fair value (in 2017 only), and short-term investments are classified as AFS and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes, in accumulated other comprehensive income.
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
We use third party pricing services to assist us with our investment accounting function. The fair values of our AFS fixed maturity and equity securities are based on quoted market prices, when available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs in accordance with GAAP guidance. We obtain a quoted price for each security from third party pricing services, which is derived through recently reported trades for identical or similar securities. For securities not actively traded, the third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. We also perform quarterly analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source. If differences are noted in this review, we may obtain additional information from other pricing services to validate the quoted price (See Note 4 in the Notes to our Consolidated Financial Statements).
Impairment of Investment Securities. The adoption of ASU 2016-01 removed the impairment assessment for equity securities at fair value beginning in 2018, and changes in fair value are included in Net realized and unrealized gains (losses) on investments in the Consolidated Statements of Comprehensive Income. Prior to adoption of this standard, when, in the opinion of management, a decline in the fair value of an equity security below its cost is considered to be "other-than-temporary," the equity security's cost is written down to its fair value at the time the other-than-temporary decline is identified. If management has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery, the investment is written down to its fair value and the entire impairment is recorded as a realized loss due to credit in the accompanying Consolidated Statements of Comprehensive Income. If management does not have the intent to sell or will not be required to sell the debt security but does not expect to recover the amortized cost basis of the debt security, the amount of the other-than-temporary impairment is bifurcated between credit loss and other loss and recorded as a component of realized gains and losses and in other comprehensive income, respectively, in the Consolidated Statements of Comprehensive Income. The amount of any write-down is determined by the difference between the cost or amortized cost of the debt security and its fair value at the time the other-than-temporary decline is identified.
Goodwill and Other Intangible Assets
We prepare an impairment analysis for goodwill and other intangible assets, whereby we identify whether events have occurred that may impact the carrying value of these assets and make assumptions regarding future events, such as cash flows and profitability. Differences between the assumptions regarding recoverability of carrying value and actual results could materially impact the carrying amount of these assets and our operating results.
New Accounting Standards
Recently Issued Accounting Standards
In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, Income Taxes (Topic 740). This update simplifies the accounting for income taxes within ASC Topic 740 by removing certain exceptions and clarifies existing guidance. We have determined that the impact of this new standard is not material to our consolidated financial condition and results of operations.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this update represent changes to clarify, correct errors in, or improve the codification within various ASC topics. We will adopt the updates related to Topic 815 when we adopt ASU 2016-13. We will adopt any remaining codification improvements as they become applicable and have determined that the impact of these improvements will not be material to our consolidated financial condition and results of operations.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This update removes the disclosure requirements for the amounts of and the reasons for transfers between Level 1 and Level 2 and disclosure of the policy for timing of transfers between levels. This update also removes disclosure requirements for the valuation processes for Level 3 fair value measurements. Additionally, this update adds disclosure requirements for the changes in unrealized gains and losses for recurring Level 3 fair value measurements and quantitative information for certain unobservable inputs in Level 3 fair value measurements. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We do not expect that this update will have a material impact on our consolidated financial condition and results of operations.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). This update simplifies the measurement of goodwill by eliminating the performance of Step 2 in the goodwill impairment testing. This update allows the testing to be performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge when the carrying amount exceeds fair value. Additionally, this update eliminates the requirements of any reporting unit with a zero or negative carrying value to perform Step 2, but requires disclosure of the amount of goodwill allocated to a reporting unit with zero or negative carrying amount of net assets. This update is effective for fiscal years beginning after December 15, 2019. We do not expect that this update will have a material impact on our consolidated financial condition and results of operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This update replaces the incurred loss impairment methodology for recognizing credit losses on financial instruments with a methodology that reflects an entity's current estimate of all expected credit losses. This update requires financial assets (including receivables and reinsurance recoverables) measured at amortized cost to be presented net of an allowance for credit losses. Additionally, this update requires credit losses on available-for-sale fixed maturity securities to be presented as an allowance rather than as a write-down, allowing an entity to also record reversals of credit losses in current period net income. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Additionally, in December 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This update provides clarification on the effective and transition dates and the exclusion of operating lease receivables from Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. This update adds optional transition relief for entities to elect the fair value option for certain financial assets previously measured at amortized cost basis to increase comparability of similar financial assets. In December 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses which provides clarification on certain aspects of the guidance in ASC 326 including purchased credit-deteriorated (PCD) financial assets, transition relief for troubled debt restructurings, disclosure relief for accrued interest receivables and allows a practical expedient for financial assets secured by collateral maintenance provisions. Upon adoption of this ASU, we will use the Ratings Based Method based on the A.M. Best Average Cumulative Net Impairment Rates in developing the expected credit allowance on reinsurance recoverables. We estimate the total impact to allowances for credit losses on all financial instruments, including premiums receivable, reinsurance recoverables, and investments will be immaterial to our consolidated financial condition and results of operations.
Recently Adopted Accounting Standards
In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This update aligned the guidance in various SEC sections of the codification with the requirements of certain SEC final rules along with other miscellaneous updates, which were effective upon issuance. We adopted these updates where applicable and there was no impact to our consolidated financial condition and results of operations.
In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This update provided clarification, corrected errors in and made minor improvements to the codification within various ASC topics. Many of the amendments in this update had transition guidance with effective dates for annual periods beginning after December 15, 2018 and some amendments in this update did not require transition guidance and became effective upon issuance of this update. We adopted these amendments and there was no impact to our consolidated financial condition and results of operations.
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This update provided entities with an additional and optional transition method to adopt ASU 2016-02 with a cumulative-effect adjustment in the period of adoption. This update also provided guidance for a practical expedient that permitted lessors to not separate non-lease components from the associated lease components. Additionally, in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. This update provided additional guidance on the new lease model with improvements in numerous aspects of the guidance in ASC 842 including, but not limited to, implicit rates, reassessment of lease classification, terms and purchase options, investment tax credits, and various other transition guidance. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. This update provided amendments to various lease topics including sales taxes collected from lessees, certain lessor costs paid to third parties, and variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases Topics (842) Codification Improvements. The amendments in this update increased transparency and comparability for the recognition of leases and disclosures about leasing transactions. This update provided additional clarity on determining the value of the underlying asset by lessors that are not manufacturers or dealers. This update further clarified the presentation of the statement of cash flows related to lessors that are depository and lending institutions within the scope of Topic 942. Additionally, this update provided guidance on transition disclosures related to leases. We adopted these updates concurrently with ASU 2016-02. See Note 11 regarding the impact of this adoption on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update provided guidance on a new lease model that included the recognition of assets and liabilities arising from lease transactions on the balance sheet. Additionally, the update provided clarity on the definition of a lease and the distinction between finance and operating leases. Furthermore, the update required certain qualitative and quantitative disclosures pertaining to the amounts recorded in the financial statements. This update became effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018 and early adoption was permitted. As a result of the implementation of this standard, we recognized an Operating lease right-of-use asset of $16.8 million and $19.0 million of Lease liabilities on our Consolidated Balance Sheet at March 31, 2019. See Note 11 for additional detail regarding the adoption of this standard.
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
Interest Rate Risk
Investments
The fair value of our fixed maturity portfolio is exposed to interest rate risk, which is the risk of a decline in fair value resulting from changes in prevailing interest rates, which we strive to limit by managing duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 3.3 at December 31, 2019. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and the impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of December 31, 2019. The estimated changes in fair values on our fixed maturity securities, which had an aggregate value of $2,485.9 million as of December 31, 2019, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(272.7)	(11.0)%
200 basis point rise	(181.2)	(7.3)
100 basis point rise	(89.1)	(3.6)
50 basis point decline	42.8	1.7
100 basis point decline	85.1	3.4
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of December 31, 2019, the par value of our commercial and residential mortgage-backed securities holdings was $556.5 million, and the amortized cost was 104.1% of par value. Since a majority of our mortgage-backed securities were purchased at a premium or discount that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The commercial and residential mortgage-backed securities portion of the portfolio totaled 21.5% of total investments as of December 31, 2019. Agency-backed residential mortgage pass-throughs totaled $455.9 million, or 94.9%, of the residential mortgage-backed securities portion of the portfolio as of December 31, 2019.

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
The table below shows the sensitivity of our equity securities at fair value to price changes as of December 31, 2019:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Total Equity Securities
Equity securities	$155.6	$256.7	$231.0	$(25.7)	$282.4	$25.7
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
Item 8. Financial Statements and Supplementary Data

Page
Management's Report on Internal Control Over Financial Reporting	49
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	50
Report of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets as of December 31, 2019 and 2018	53
Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2019, 2018 and 2017	55
Consolidated Statements of Stockholders' Equity for each of the years ended December 31, 2019, 2018 and 2017	56
Consolidated Statements of Cash Flows for each of the years ended December 31, 2019, 2018 and 2017	57
Notes to Consolidated Financial Statements	59

The following Financial Statement Schedules are filed in Item 15 of Part IV of this report:

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	91
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	94

Pursuant to Rule 7-05 of Regulation S-X, Financial Statement Schedules I, III, IV, and V have been omitted as the information to be set forth therein is included in the Notes to Consolidated Financial Statements.

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Based on this assessment, management did not identify any material weaknesses in the internal control over financial reporting and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.
The Company's independent registered public accounting firm, Ernst & Young LLP, has independently assessed the effectiveness of the Company's internal control over financial reporting. A copy of their report is included in Item 8 of this report.

February 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Employers Holdings, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited Employers Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Employers Holdings, Inc. and Subsidiaries' (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 20, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
February 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Employers Holdings, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Employers Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of reserve for Unpaid Losses and Loss Adjustment Expenses
Description of the Matter
At December 31, 2019, the liability for incurred but not reported (IBNR) reserves represented a material portion of the $2,192.8 million of unpaid loss and loss adjustment expenses (LAE) reserves. As explained in Notes 2 and 8 to the consolidated financial statements, the liability for unpaid losses and LAE represents management's best estimate of the ultimate net cost of all reported and unreported losses incurred for the applicable periods, less payments made. The estimated reserves include the accumulation of estimates for all claims reported prior to the balance sheet date, estimates of claims incurred but not reported, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. IBNR reserves include an estimate for claims that are incurred but not yet reported, expected development on reported claims and for additional payments on closed claims. There is significant uncertainty inherent in determining management’s best estimate of the ultimate loss settlement cost which is used to determine the incurred but not reported claim reserves. In particular, the estimate is sensitive to the selection and weighting of actuarial methods and management’s selection of parameters and assumptions including, the pattern with which aggregate data will be paid or emerge over time, claim settlement activity, claims cost inflation rates, and claim frequencies.

Auditing management’s best estimate of IBNR reserves was complex due to the highly judgmental nature of the assumptions used in the valuation process. The significant judgement was primarily due to the sensitivity of management’s estimate to the selection of assumptions including the pattern with which aggregate data will be paid or emerge over time and claims cost inflation rates, which had a significant effect on the valuation of IBNR reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the process for estimating IBNR reserves. This included, among other procedures, testing management review controls in place over the review and approval of methods and assumptions used in estimating IBNR reserves.

To test IBNR reserves, our audit procedures included, among others, testing the completeness and accuracy of the data used in the calculation by testing reconciliations of the underlying claims and policyholder data recorded in the source systems to the actuarial reserving calculations and comparing a sample of incurred and paid claims to source documentation. With the assistance of EY actuarial specialists, we evaluated the Company’s selection and weighting of actuarial methods by comparing the weightings used in the current estimate to those used in prior periods and those used in the industry for the specific types of insurance. To evaluate the significant assumptions used by management, we compared the assumptions to current and historical claims trends and to current industry benchmarks. We also compared management’s recorded reserves to a range of reasonable reserves estimates calculated independently by our EY actuarial specialists. Additionally, we performed a hindsight analysis of the prior period estimates using subsequent claims development.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002
San Francisco, California
February 20, 2020

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
	2019	2018
	(in millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost $2,403.3 at December 31, 2019 and $2,513.7 at December 31, 2018)	$2,485.9	$2,496.4
Equity securities at fair value (cost $155.6 at December 31, 2019 and $131.9 at December 31, 2018)	256.7	199.9
Equity securities at cost	6.7	6.4
Other invested assets (cost $28.4 at December 31, 2019)	29.1	—
Short-term investments at fair value (amortized cost $25.0 at December 31, 2018)	—	25.0
Total investments	2,778.4	2,727.7
Cash and cash equivalents	154.9	101.4
Restricted cash and cash equivalents	0.3	0.6
Accrued investment income	16.4	18.0
Premiums receivable (less bad debt allowance of $4.6 at December 31, 2019 and $6.7 at December 31, 2018)	285.7	333.1
Reinsurance recoverable for:
Paid losses	7.2	6.7
Unpaid losses	532.5	504.4
Deferred policy acquisition costs	47.9	48.2
Deferred income taxes, net	—	26.9
Property and equipment, net	21.9	18.2
Operating lease right-of-use assets	15.9	—
Intangible assets, net	13.6	7.7
Goodwill	36.2	36.2
Contingent commission receivable–LPT Agreement	13.2	32.0
Cloud computing arrangements	33.6	26.0
Other assets	46.4	32.1
Total assets	$4,004.1	$3,919.2
Liabilities and stockholders' equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,192.8	$2,207.9
Unearned premiums	337.1	336.3
Commissions and premium taxes payable	48.6	57.3
Accounts payable and accrued expenses	29.8	37.1
Deferred reinsurance gain—LPT Agreement	137.1	149.6
Notes payable	—	20.0
Non-cancellable obligations	23.0	18.8
Operating lease liability	17.8	—
Other liabilities	52.1	74.0
Total liabilities	$2,838.3	$2,901.0
Commitments and contingencies (Note 11)

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
	2019	2018
	(in millions, except share data)
Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 57,184,370 and 56,975,675 shares issued and 31,355,378 and 32,765,792 shares outstanding at December 31, 2019 and 2018, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	396.4	388.8
Retained earnings	1,158.8	1,030.7
Accumulated other comprehensive income (loss), net of tax	65.3	(13.7)
Treasury stock, at cost (25,828,992 shares at December 31, 2019 and 24,209,883 shares at December 31, 2018)	(455.3)	(388.2)
Total stockholders' equity	1,165.8	1,018.2
Total liabilities and stockholders' equity	$4,004.1	$3,919.2
See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2019	2018	2017
Revenues	(in millions, except per share data)
Net premiums earned	$695.8	$731.1	$716.5
Net investment income	88.1	81.2	74.6
Net realized and unrealized gains (losses) on investments	51.1	(13.1)	7.4
Gain on redemption of notes payable	—	—	2.1
Other income	0.9	1.2	0.8
Total revenues	835.9	800.4	801.4

Expenses
Losses and loss adjustment expenses	365.9	376.7	417.2
Commission expense	88.1	94.2	91.4
Underwriting and general and administrative expenses	187.5	158.5	139.9
Interest and financing expenses	0.6	1.5	1.4
Other expenses	—	—	7.5
Total expenses	642.1	630.9	657.4

Net income before income taxes	193.8	169.5	144.0
Income tax expense	36.7	28.2	42.8
Net income	$157.1	$141.3	$101.2

Comprehensive income
Unrealized AFS investment gains (losses) during the period (net of tax (expense) benefit of $(21.8), $12.9, and $(8.9) for the years ended December 31, 2019, 2018, and 2017, respectively)	$82.1	$(48.5)	$19.9
Reclassification adjustment for realized AFS investment (gains) losses in net income (net of tax expense (benefit) of $0.8, $(0.4), and $2.6 for the years ended December 31, 2019, 2018, and 2017, respectively)	(3.1)	1.4	(4.8)
Other comprehensive income (loss), net of tax	79.0	(47.1)	15.1
Total comprehensive income	$236.1	$94.2	$116.3

Net realized and unrealized gains (losses) on investments
Net realized and unrealized gains (losses) on investments before impairments	$51.1	$(9.8)	$8.8
Other than temporary impairments recognized in earnings	—	(3.3)	(1.4)
Net realized and unrealized gains (losses) on investments	$51.1	$(13.1)	$7.4

Earnings per common share (Note 17):
Basic	$4.89	$4.30	$3.11
Diluted	$4.83	$4.24	$3.06
Cash dividends declared per common share and eligible RSUs and PSUs	$0.88	$0.80	$0.60

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock, at Cost	Total Stockholders' Equity
	Shares	Amount
	(in millions, except share data)

Balance, January 1, 2017	56,226,277	$0.6	$372.0	$777.2	$74.5	$(383.7)	$840.6
Stock-based obligations (Note 13)	—	—	6.9	—	—	—	6.9
Stock options exercised	307,076	—	6.0	—	—	—	6.0
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 13)	161,821	—	(2.2)	—	—	—	(2.2)
Grant date fair value adjustment	—	—	(1.5)	1.3	—	—	(0.2)
Dividends declared	—	—	—	(19.7)	—	—	(19.7)
Net income for the year		—	—	101.2	—	—	101.2
Net impact of tax Enactment on net unrealized gains on investments	—	—	—	(17.8)	17.8	—	—
Change in net unrealized gains on investments, net of taxes of $(6.3)		—	—	—	15.1	—	15.1
Balance, December 31, 2017	56,695,174	$0.6	$381.2	$842.2	$107.4	$(383.7)	$947.7

Balance, January 1, 2018	56,695,174	$0.6	$381.2	$842.2	$107.4	$(383.7)	$947.7
Stock-based obligations (Note 13)	—	—	9.4	—	—	—	9.4
Stock options exercised	57,091	—	1.1	—	—	—	1.1
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 13)	223,410	—	(2.9)	—	—	—	(2.9)
Acquisition of common stock (Note 12)	—	—	—	—	—	(4.6)	(4.6)
Dividends declared	—	—	—	(26.7)	—	—	(26.7)
Net income for the year		—	—	141.3	—	—	141.3
Reclassification adjustment for adoption of ASU No. 2016-01	—	—	—	74.0	(74.0)	—	—
Change in net unrealized losses on investments, net of taxes of $12.5		—	—	—	(47.1)	—	(47.1)
Balance, December 31, 2018	56,975,675	$0.6	$388.8	$1,030.7	$(13.7)	$(388.2)	$1,018.2

Balance, January 1, 2019	56,975,675	$0.6	$388.8	$1,030.7	$(13.7)	$(388.2)	$1,018.2
Stock-based obligations (Note 13)	—	—	10.1	—	—	—	10.1
Stock options exercised	31,630	—	0.7	—	—	—	0.7
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 13)	177,065	—	(3.2)	—	—	—	(3.2)
Acquisition of common stock (Note 12)	—	—	—	—	—	(67.1)	(67.1)
Dividends declared	—	—	—	(28.9)	—	—	(28.9)
Net income for the year		—	—	157.1	—	—	157.1
Change in net unrealized gains on investments, net of taxes of $(21.0)		—	—	—	79.0	—	79.0
Balance, December 31, 2019	57,184,370	$0.6	$396.4	$1,158.8	$65.3	$(455.3)	$1,165.8

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2019	2018	2017
Operating activities	(in millions)
Net income	$157.1	$141.3	$101.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9.0	6.3	8.2
Stock-based compensation	10.1	9.4	6.8
Amortization of cloud computing arrangements	5.3	—	—
Amortization of premium on investments, net	8.7	8.4	14.3
Allowance for doubtful accounts	(2.1)	(3.3)	0.2
Deferred income tax expense	6.0	14.4	24.2
Net realized and unrealized (gains) losses on investments	(51.1)	13.1	(7.4)
Gain on redemption of notes payable	—	—	(2.1)
Write-off of previously capitalized costs	—	—	7.5
Change in operating assets and liabilities:
Premiums receivable	49.5	(3.1)	(22.2)
Reinsurance recoverable on paid and unpaid losses	20.4	33.1	44.5
Cloud computing arrangements	(12.9)	(26.0)	—
Operating lease right-of-use-assets	(15.9)	—	—
Current federal income taxes	(7.4)	8.6	(2.7)
Unpaid losses and loss adjustment expenses	(63.4)	(58.2)	(34.9)
Unearned premiums	0.8	18.0	8.0
Accounts payable, accrued expenses and other liabilities	(7.5)	19.1	(7.0)
Deferred reinsurance gain–LPT Agreement	(12.5)	(14.0)	(11.3)
Contingent commission receivable–LPT Agreement	18.8	—	—
Operating lease liabilities	17.8	—	—
Non-cancellable obligations	4.2	16.1	2.7
Other	(11.8)	(3.0)	12.3
Net cash provided by operating activities	123.1	180.2	142.3
Investing activities
Purchases of fixed maturity securities	(359.0)	(636.7)	(592.3)
Purchases of equity securities	(240.8)	(79.3)	(36.8)
Purchases of short-term investments	—	(59.7)	(8.2)
Purchases of other invested assets	(28.4)	—	—
Proceeds from sale of fixed maturity securities	163.0	204.8	249.8
Proceeds from sale of equity securities	232.4	70.7	41.2
Proceeds from maturities and redemptions of fixed maturity securities	309.9	329.4	215.7
Proceeds from maturities of short-term investments	25.0	39.0	20.2
Net change in unsettled investment purchases and sales	(24.7)	22.4	5.8
Capital expenditures and other	(12.1)	(10.2)	(8.2)
Purchase of Cerity Insurance Company, net of cash and cash equivalents acquired	(16.1)	—	—
Net cash provided by (used in) investing activities	49.2	(119.6)	(112.8)
Financing activities
Acquisition of common stock	(67.5)	(4.2)	—
Cash transactions related to stock-based compensation	(2.5)	(1.8)	3.8
Dividends paid to stockholders	(28.9)	(26.7)	(19.7)
Redemption of notes payable	(20.0)	—	(9.9)
Payments on capital leases	(0.2)	(0.2)	(0.2)
Net cash used in financing activities	(119.1)	(32.9)	(26.0)
Net increase in cash, cash equivalents, and restricted cash	53.2	27.7	3.5
Cash, cash equivalents, and restricted cash at the beginning of the period	102.0	74.3	70.8
Cash, cash equivalents, and restricted cash at the end of the period	$155.2	$102.0	$74.3

Non-cash transactions
Financed property and equipment purchases	$0.7	$0.3	$0.4

The following table presents our cash, cash equivalents, and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	December 31, 2019	December 31, 2018
	(in millions)
Cash and cash equivalents	$154.9	$101.4
Restricted cash and cash equivalents supporting reinsurance obligations	0.3	0.6
Total cash, cash equivalents and restricted cash	$155.2	$102.0
 See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2019
1. Basis of Presentation and Summary of Operations
Nature of Operations and Organization
Employers Holdings, Inc. (EHI) is a Nevada holding company. Through its wholly owned insurance subsidiaries, Employers Insurance Company of Nevada (EICN), Employers Compensation Insurance Company (ECIC), Employers Preferred Insurance Company (EPIC), Employers Assurance Company (EAC), and Cerity Insurance Company (CIC), EHI is engaged in the commercial property and casualty insurance industry, specializing in workers' compensation products and services. Unless otherwise indicated, all references to the "Company" refer to EHI, together with its subsidiaries.
In 1999, the Nevada State Industrial Insurance System (the Fund) entered into a 100% quota share reinsurance agreement (the LPT Agreement) through a loss portfolio transfer transaction with third party reinsurers. The LPT Agreement commenced on June 30, 1999 and will remain in effect until: (i) all claims under the covered policies have closed; (ii) the LPT Agreement is commuted or terminated upon the mutual agreement of the parties; or (iii) the reinsurers' aggregate maximum limit of liability is exhausted, whichever occurs first. The LPT Agreement does not provide for any additional termination terms. On January 1, 2000, EICN assumed all of the assets, liabilities and operations of the Fund, including the Fund's rights and obligations associated with the LPT Agreement. See Notes 2 and 9.
The Company accounts for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain (the Deferred Gain) was recorded as a liability on the Company's Consolidated Balance Sheets. The Company is entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement and is recorded as an asset on the Company's Consolidated Balance Sheets.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). All intercompany transactions and balances have been eliminated in consolidation.
The Company operates through two reportable segments: Employers and Cerity. Each of the segments represents a separate and distinct underwriting platform through which the Company conducts insurance business. This presentation allows the reader, as well as the Company's chief operating decision makers, to objectively analyze the business originated through each of the Company's underwriting platforms. Prior to December 31, 2019, the Company operated under a single reportable segment. All periods prior to December 31, 2019 have been conformed to the current presentation. Detailed financial information about the Company's operating segments is presented in Note 18.
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
Acquisition
On July 31, 2019, the Company acquired (the Acquisition) PartnerRe Insurance Company of New York (PRNY) from Partner Reinsurance Company of the U.S. (PRUS). The purchase price was equal to the sum of: (i) $47.6 million, the amount of statutory capital and surplus of PRNY at closing; and (ii) $5.8 million. The Company funded the Acquisition with cash on hand. As a result of the purchase, the Company acquired $37.3 million of cash and cash equivalents, $10.3 million of fixed maturity securities, $5.8 million of intangible assets (comprised of state licenses), $6.8 million of other assets, $6.8 million of other liabilities, and $48.3 million of gross loss and LAE reserves, which were offset by $48.3 million of reinsurance recoverables, resulting in no net loss and LAE reserves. The Company did not acquire any employees or ongoing business operations pursuant to the Acquisition.
Pursuant to the purchase agreement, all liabilities and obligations of PRNY existing as of the closing date, whether known or unknown, will be indemnified by PRUS. In addition, PartnerRe Ltd., the parent company of PRUS, has provided the Company with a guaranty that unconditionally, absolutely and irrevocably guarantees the full and prompt payment and performance by PRUS of all of its obligations, liabilities and indemnities under the purchase agreement and the transactions contemplated thereby. If PRUS and PartnerRe Ltd. were to fail to honor their obligations to the Company under the purchase agreement, all or a portion of the remaining gross loss and LAE reserves acquired by the Company pursuant to the Acquisition would become the Company's responsibility.
Subsequent to completing the Acquisition, PRNY was renamed CIC.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all liquid investments with maturities of less than three months, as measured from the date of purchase, to be cash equivalents.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represent cash and cash equivalents held in trust in order to secure certain of the Company's obligations and, accordingly, are restricted as to withdrawal or usage. As of December 31, 2019 and 2018 the Company held $2.9 million and $23.2 million, respectively, in cash and investments in trust for reinsurance obligations, of which $0.3 million and $0.6 million, respectively, represented restricted cash and cash equivalents.
Short-Term Investments
The Company considers all liquid investments with maturities of between three and twelve months, as measured from the date of purchase, to be short-term investments.
Investment Securities
The Company's investments in fixed maturity securities and short-term investments are classified as available-for-sale (AFS) and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes, in Accumulated other comprehensive income on the Company's Consolidated Balance Sheets.
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
The Company's investments in other invested assets are reported at either net asset value or fair value and changes in the value of these investments are included in Net realized and unrealized gains (losses) on investments on the Company's Consolidated Statements of Comprehensive Income.
The adoption of ASU 2016-01 also removed the impairment assessment for equity securities at fair value beginning in 2018 and changes in fair value are included in Net realized and unrealized gains (losses) on investments on the Company's Consolidated Statements of Comprehensive Income. Prior to adoption of this standard, when, in the opinion of management, a decline in the fair value of an equity security below its cost was considered to be "other-than-temporary," the equity security's cost was written down to its fair value at the time the other-than-temporary decline was identified.
The determination of an other-than-temporary decline for fixed maturity securities and other invested assets includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a bifurcation of the write-down may be necessary based on the portion of the loss that is deemed to be a "credit loss", which is considered a realized loss, and the portion that is deemed to be an "other than credit loss", which is considered to be an unrealized loss. If management has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery, the investment is written down to its fair value and the entire impairment is recorded as a realized loss in the Company's Consolidated Statements of Comprehensive Income. If management does not have the intent to sell or will not be required to sell the security but does not expect to recover the amortized cost or cost basis of the security, the amount of the other-than-temporary impairment is bifurcated (see Note 5).
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
Premiums written are recognized as revenues, net of any applicable underlying reinsurance coverage, and are earned over the term of the related policy. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine the actual amount of net premiums earned for that policy year. Earned but unbilled premiums include estimated future audit premiums based on the Company's historical experience. These estimates are subject to changes in policyholders' payrolls, economic conditions, and seasonality, and are continually reviewed and adjusted as experience develops or new information becomes known. Any such adjustments are included in current operations; however, they are partially offset by the resulting changes in losses and LAE, commission expenses, and premium taxes. The Company's premiums receivable on its Consolidated Balance Sheets included $37.3 million and $63.7 million of additional premiums expected to be received from policyholders for premium audits at December 31, 2019 and 2018, respectively.
The Company establishes a bad debt allowance on its premiums receivable through a charge included in underwriting and general and administrative expenses in its Consolidated Statements of Comprehensive Income. This bad debt allowance is determined based on estimates and assumptions to project future experience. After all collection efforts have been exhausted, the Company reduces the bad debt allowance for write-offs of premiums receivable that have been deemed uncollectible. The Company's bad debt allowance was $4.6 million and $6.7 million at December 31, 2019 and 2018, respectively. The Company had write offs, net of recoveries of amounts previously written off, of $10.5 million, $8.2 million, and $3.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Deferred Policy Acquisition Costs
Policy acquisition costs, those costs that relate directly to the successful acquisition of new or renewal insurance contracts, including underwriting, policy issuance and processing, medical and inspection, sales force contract selling and commissions are deferred and amortized as the related premiums are earned. Amortization of deferred policy acquisition costs for the years ended December 31, 2019, 2018, and 2017, was $107.7 million, $112.0 million, and $108.2 million, respectively.
If the sum of a policy's expected losses and LAE and deferred policy acquisition costs exceeds the related unearned premiums and projected investment income, a premium deficiency is determined to exist. In this event, deferred policy acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs, a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the years ended December 31, 2019, 2018, and 2017.
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
Reinsurance
In the ordinary course of business, the Company purchases excess of loss reinsurance in order to protect it against the impact of large and/or catastrophic losses. Additionally, the Company is a party to the LPT Agreement (see Note 9). These reinsurance arrangements reduce the Company's exposure to such losses since its reinsurers are liable to the Company to the extent of the reinsurance protection provided. However, the Company remains liable for all losses it incurs to the extent that any reinsurer is unable or unwilling to make timely payments under its reinsurance agreements.
Balances due from reinsurers on unpaid losses, including an estimate of such recoverables related to reserves for incurred but not reported losses, are reported as reinsurance recoverables on the Company's Consolidated Balance Sheets. Reinsurance recoverables on paid losses represent amounts currently due from reinsurers. Reinsurance recoverables on unpaid losses represent amounts that will be collectible from reinsurers once the losses are paid. Reinsurance recoverables on unpaid losses and LAE amounted to $532.5 million and $504.4 million at December 31, 2019 and 2018, respectively.
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
Additionally, the Company is entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is equal to 30% of the favorable difference between actual paid losses and LAE and expected paid losses and LAE as established in the LPT Agreement based on losses paid through June 30, 2024. The contingent profit commission is paid every five years beginning June 30, 2004 for the first 25 years of the agreement. The Company could be required to return any previously received contingent profit commission, plus interest, in the event of unfavorable differences through June 30, 2024. The Company records an estimate of contingent profit commission on its Consolidated Balance Sheets as Contingent commission receivable–LPT Agreement and a corresponding liability is recorded as Deferred reinsurance gain–LPT Agreement. The Contingent commission receivable–LPT Agreement is reduced as amounts are received from participating reinsurers. In 2019, the Company received $19.1 million in cash related to the contingent profit commission. The Deferred reinsurance gain–LPT Agreement is amortized using the recovery method. The amortization of the contingent profit commission is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the contingent profit commission (through June 30, 2024), and is recorded in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income. Any adjustment to the contingent profit commission under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income, such that the Deferred Gain reflects the balance that would have existed had the revised contingent profit commission been recognized at the inception of the LPT Agreement (LPT Contingent Commission Adjustment).
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation (see Note 6). Expenditures for maintenance and repairs are charged against operations as incurred.
Electronic data processing equipment, software, furniture and equipment, and automobiles are depreciated using the straight-line method over three to seven years. Leasehold improvements are also carried at cost less accumulated amortization. The Company amortizes leasehold improvements using the straight-line method over the lesser of the useful life of the asset or the remaining original lease term, excluding options or renewal periods. Leasehold improvements are generally amortized over three to eight years.
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
Operating leases
The Company determines if an arrangement is a lease at the inception of the transaction. Leased office property meets the definition of operating leases under ASC 842 and is presented as a right-of-use asset (ROU asset) and lease liability on the Company's Consolidated Balance Sheets. ROU assets represent the right to use an underlying asset for the lease payments arising from the lease transaction. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses collateralized incremental borrowing rates to determine the present value of lease payments. The ROU assets also include lease payments less any lease incentives within a lease agreement. The Company's lease terms may include options to extend or terminate a lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Finance Leases
Leased property and equipment meeting finance lease criteria are capitalized at the lower of the present value of the related lease payments or the fair value of the leased asset at the inception of the lease. Financing leases for automobiles are included in property and equipment in other liabilities on the Company's Consolidated Balance Sheets. Amortization is calculated using the straight-line method based on the term of the lease and is included in the depreciation expense of property and equipment. See Note 11 for additional disclosures related to finance leases.
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
The Company's cash equivalents and short-term investments include investments in money market securities and securities backed by the U.S. government. The Company's investment securities are diversified throughout many industries and geographic regions and include investments in U.S. government and U.S. government-sponsored enterprises. The Company believes that it has no significant concentrations of credit risk from a single issue or issuer within its cash equivalents, short-term investments and investment securities other than concentrations in U.S. government and U.S. government-sponsored enterprises.
The Company's premiums receivable are generally diversified due to the large number of entities composing the Company's policyholder base and their dispersion across many different industries.
The Company monitors the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company also obtains collateral from its reinsurers in order to mitigate the risks related to insolvencies. At December 31, 2019, $2.7 million was held as collateral by cash or letters of credit for the Company's reinsurance recoverables and an additional $341.0 million was in trust accounts for reinsurance recoverables specifically related to the LPT Agreement.
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

Investment securities. The Company's investment securities are predominantly valued on the basis of actual market transactions or observable inputs. A small portion of the Company's investment securities are valued on the basis of pricing models with significant unobservable inputs or nonbinding broker quotes. See Note 4.
Goodwill and Other Intangible Assets
The Company tests for impairment of goodwill and non-amortizable intangible assets in the fourth quarter of each year. At the end of each quarter, management considers the results of the previous analysis as well as any recent developments that may constitute triggering events requiring the impairment analysis of goodwill and other intangible assets to be updated. The Company has assessed the effects of current economic conditions on the Company's financial condition and results of operations and changes in the Company's stock price and determined that there were no impairments of these assets as of December 31, 2019 and 2018.
Intangible assets related to state licenses are not subject to amortization. Intangibles related to insurance relationships were amortized in proportion to the expected period of benefit and were fully amortized as of December 31, 2019.
The gross carrying value, accumulated amortization, and net carrying value for the Company's intangible assets, by major class, as of December 31, were as follows:

	2019			2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
State licenses	$13.5	$—	$13.5	$7.7	$—	$7.7
Insurance relationships	9.4	$(9.4)	—	9.4	$(9.4)	—
Other	0.1	—	0.1	—	—	—
Total	$23.0	$(9.4)	$13.6	$17.1	$(9.4)	$7.7

During the years ended December 31, 2018 and 2017, the Company recognized $0.2 million and $0.3 million in amortization expense associated with its intangible assets, respectively. There was no amortization expense in 2019. These amortization expenses are included in the Company's Consolidated Statements of Comprehensive Income in underwriting and general and administrative expenses.
Stock-Based Compensation
The Company provides stock-based compensation to its directors and certain of its employees, which is recognized in its Consolidated Statements of Comprehensive Income based on estimated grant date fair values over the relevant service period (see Note 13).
3. New Accounting Standards
Recently Issued Accounting Standards
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740). This update simplifies the accounting for income taxes within Accounting Standards Codification (ASC) topic 740 by removing certain exceptions and clarifies existing guidance. The Company has determined that the impact of this new standard will not be material to its consolidated financial condition and results of operations.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this update represent changes to clarify, correct errors in, or improve the codification within various ASC topics. The Company will adopt the updates related to Topic 815 when it adopts ASU 2016-13. The Company will adopt any remaining codification improvements as they become applicable and has determined that the impact of these improvements will not be material to its consolidated financial condition and results of operations.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This update removes the disclosure requirements for the amounts of and the reasons for transfers between Level 1 and Level 2 and disclosure of the policy for timing of transfers between levels. This update also removes disclosure requirements for the valuation processes for Level 3 fair value measurements. Additionally, this update adds disclosure requirements for the changes in unrealized gains and losses for recurring Level 3 fair value measurements and quantitative information for certain unobservable inputs in Level 3 fair value measurements. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect that this update will have a material impact on its consolidated financial condition and results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). This update simplifies the measurement of goodwill by eliminating the performance of Step 2 in the goodwill impairment testing. This update allows the testing to be performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge when the carrying amount exceeds fair value. Additionally, this update eliminates the requirements of any reporting unit with a zero or negative carrying value to perform Step 2, but requires disclosure of the amount of goodwill allocated to a reporting unit with zero or negative carrying amount of net assets. This update is effective for fiscal years beginning after December 15, 2019. The Company does not expect that this update will have a material impact on its consolidated financial condition and results of operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This update replaces the incurred loss impairment methodology for recognizing credit losses on financial instruments with a methodology that reflects an entity's current estimate of all expected credit losses. This update requires financial assets (including receivables and reinsurance recoverables) measured at amortized cost to be presented net of an allowance for credit losses. Additionally, this update requires credit losses on available-for-sale fixed maturity securities to be presented as an allowance rather than as a write-down, allowing an entity to also record reversals of credit losses in current period net income. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Additionally, in December 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This update provides clarification on the effective and transition dates and the exclusion of operating lease receivables from Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. This update adds optional transition relief for entities to elect the fair value option for certain financial assets previously measured at amortized cost basis to increase comparability of similar financial assets. In December 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses which provides clarification on certain aspects of the guidance in ASC 326 including purchased credit-deteriorated (PCD) financial assets, transition relief for troubled debt restructurings, disclosure relief for accrued interest receivables and allows a practical expedient for financial assets secured by collateral maintenance provisions. Upon adoption of this ASU, the Company will use the Ratings Based Method based on the A.M. Best Average Cumulative Net Impairment Rates in developing the expected credit allowance on reinsurance recoverables. The Company estimates the total impact to allowances for credit losses on all financial instruments, including premiums receivable, reinsurance recoverables, and investments will be immaterial to its consolidated financial condition and results of operations.
Recently Adopted Accounting Standards
In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This update aligned the guidance in various SEC sections of the codification with the requirements of certain SEC final rules along with other miscellaneous updates, which were effective upon issuance. The Company adopted these updates where applicable and there was no impact to its consolidated financial condition and results of operations.
In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This update provided clarification, corrected errors in and made minor improvements to the codification within various ASC topics. Many of the amendments in this update had transition guidance with effective dates for annual periods beginning after December 15, 2018 and some amendments in this update did not require transition guidance and became effective upon issuance of this update. The Company adopted these amendments and there was no impact to its consolidated financial condition and results of operations.
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This update provided entities with an additional and optional transition method to adopt ASU 2016-02 with a cumulative-effect adjustment in the period of adoption. This update also provided guidance for a practical expedient that permitted lessors to not separate non-lease components from the associated lease components. Additionally, in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. This update provided additional guidance on the new lease model with improvements in numerous aspects of the guidance in ASC 842 including, but not limited to, implicit rates, reassessment of lease classification, terms and purchase options, investment tax credits, and various other transition guidance. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. This update provided amendments to various lease topics including sales taxes collected from lessees, certain lessor costs paid to third parties, and variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases Topics (842) Codification Improvements. The amendments in this update increased transparency and comparability for the recognition of leases and disclosures about leasing transactions. This update provided additional clarity on determining the value of the underlying asset by lessors that are not manufacturers or dealers. This update further clarified the presentation of the statement of cash flows related to lessors that are depository and lending institutions within the scope of Topic 942. Additionally, this update provided guidance on transition disclosures related to leases. The Company adopted these updates concurrently with ASU 2016-02. See Note 11 regarding the impact of this adoption on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update provided guidance on a new lease model that included the recognition of assets and liabilities arising from lease transactions on the balance sheet. Additionally, the update provided clarity on the definition of a lease and the distinction between finance and operating leases. Furthermore, the update required certain qualitative and quantitative disclosures pertaining to the amounts recorded in the financial statements. This update became effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018 and early adoption was permitted. As a result of the implementation of this standard, the Company recognized an Operating lease right-of-use asset of $16.8 million and $19.0 million of Lease liabilities on its Consolidated Balance Sheet at March 31, 2019. See Note 11 for additional detail regarding the adoption of this standard.
4. Valuation of Financial Instruments
The carrying value and the estimated fair value of the Company's financial instruments at fair value were as follows as of December 31:

	2019		2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets	(in millions)
Total investments at fair value (Note 5)	$2,742.6	$2,742.6	$2,721.3	$2,721.3
Cash and cash equivalents	154.9	154.9	101.4	101.4
Restricted cash and cash equivalents	0.3	0.3	0.6	0.6
Financial liabilities
Notes payable (Note 10)	$—	$—	$20.0	$23.5

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
The Company uses third party pricing services to assist with its investment accounting function. The ultimate pricing source varies depending on the investment security and pricing service used, but investment securities valued on the basis of observable inputs (Levels 1 and 2) are generally assigned values on the basis of actual transactions. Securities valued on the basis of pricing models with significant unobservable inputs or nonbinding broker quotes are classified as Level 3. The Company performs quarterly analyses on the prices it receives from third parties to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source, as it is ultimately management's responsibility to ensure that the fair values reflected in the Company's consolidated financial statements are appropriate. If differences are noted in these analyses, the Company may obtain additional information from other pricing services to validate the quoted price.
The Company bases all of its estimates of fair value for assets on the bid price, when available, as it represents what a third-party market participant would be willing to pay in an arm's length transaction.
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. There were no material adjustments to prices obtained from third party pricing services as of December 31, 2019 and 2018.
These methods of valuation will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
The Company's estimates of fair value for its financial liabilities are based on a combination of the variable interest rates for notes with similar durations to discount the projection of future payments on notes payable. The fair value measurements for notes payable have been determined to be Level 2 at each of the periods presented. As of December 31, 2019, all outstanding notes payable had been redeemed. See Note 10 for further details.
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
The following table presents the Company's investments at fair value and the corresponding fair value measurements.

	December 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities
U.S. Treasuries	$—	$85.6	$—	$—	$106.4	$—
U.S. Agencies	—	2.9	—	—	11.4	—
States and municipalities	—	484.5	—	—	528.0	—
Corporate securities	—	1,079.0	—	—	1,090.4	—
Residential mortgage-backed securities	—	480.4	—	—	451.5	—
Commercial mortgage-backed securities	—	110.6	—	—	94.3	—
Asset-backed securities	—	61.2	—	—	64.5	—
Other securities	—	181.7	—	—	149.9	—
Total fixed maturity securities	$—	$2,485.9	$—	$—	$2,496.4	$—
Equity securities at fair value
Industrial and miscellaneous	$216.4	$—	$—	$174.8	$—	$—
Other	40.3	—	—	25.1	—	—
Total equity securities at fair value	$256.7	$—	$—	$199.9	$—	$—
Short-term investments	$—	$—	$—	$—	$25.0	$—
Total investments at fair value	$256.7	$2,485.9	$—	$199.9	$2,521.4	$—

The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs for the years ended December 31, 2019 and 2018.

	Level 3 Securities
	2019	2018
	(in millions)
Beginning balance, January 1	$—	$4.7
Transfers out of Level 3(1)	—	(4.7)
Purchases and sales, net	—	—
Ending balance, December 31	$—	$—

(1)	The transfer during the year ended December 31, 2018 was the result of adoption of ASU 2016-01, which specified that FHLB stock shall be carried at cost and is no longer measured at fair value.
Financial Instruments Carried at Net Asset Value (NAV)
The Company has investments in private equity limited partnership interests that are included in other invested assets on the Company's Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at NAV and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. The Company performs certain control procedures to validate the appropriateness of using NAV as a measurement. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 12 years, subject to three one year extensions at the general partner's discretion. The Company will receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment, or a portion thereof. The Company expects these distributions from time-to-time during the full course of the fund term. As of December 31, 2019, the Company had unfunded commitments to these private equity limited partnerships totaling $41.6 million.
Additionally, certain cash equivalents, principally money market securities, are measured at fair value using NAV, which approximates fair value.

The following table presents cash and investments carried at NAV on the Company's Consolidated Balance Sheets.

	December 31, 2019	December 31, 2018

Cash equivalents measured at NAV	14.4	57.5
Other invested assets carried at NAV	9.1	—

5. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company's AFS investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2019	(in millions)
Fixed maturity securities
U.S. Treasuries	$83.7	$1.9	$—	$85.6
U.S. Agencies	2.8	0.1	—	2.9
States and municipalities	458.2	26.3	—	484.5
Corporate securities	1,038.6	40.4	—	1,079.0
Residential mortgage-backed securities	471.7	9.4	(0.7)	480.4
Commercial mortgage-backed securities	107.4	3.2	—	110.6
Asset-backed securities	60.4	0.9	(0.1)	61.2
Other securities(1)	180.5	1.6	(0.4)	181.7
Total fixed maturity securities	2,403.3	83.8	(1.2)	2,485.9
Total AFS investments	$2,403.3	$83.8	$(1.2)	$2,485.9

At December 31, 2018
Fixed maturity securities
U.S. Treasuries	$106.7	$0.9	$(1.2)	$106.4
U.S. Agencies	11.3	0.1	—	11.4
States and municipalities	513.4	15.3	(0.7)	528.0
Corporate securities	1,106.2	5.8	(21.6)	1,090.4
Residential mortgage-backed securities	459.1	2.2	(9.8)	451.5
Commercial mortgage-backed securities	96.7	0.1	(2.5)	94.3
Asset-backed securities	64.7	0.2	(0.4)	64.5
Other securities(1)	155.6	—	(5.7)	149.9
Total fixed maturity securities	2,513.7	24.6	(41.9)	2,496.4
Short-term investments	25.0	—	—	25.0
Total AFS investments	$2,538.7	$24.6	$(41.9)	$2,521.4

(1)	Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.

The cost and estimated fair value of the Company's equity securities recorded at fair value at December 31, 2019 and 2018 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At December 31, 2019
Equity securities at fair value
Industrial and miscellaneous	$129.1	$216.4
Other	26.5	40.3
Total equity securities at fair value	$155.6	$256.7

At December 31, 2018
Equity securities at fair value
Industrial and miscellaneous	$114.6	$174.8
Other	17.3	25.1
Total equity securities at fair value	$131.9	$199.9

The Company has investments in private equity limited partnerships that totaled $9.1 million (initial cost of $8.4 million) at December 31, 2019, which are carried at NAV based on information provided by the general partner. The Company also has investments in convertible preferred shares of real estate investment trusts that totaled $20.0 million at December 31, 2019, which are carried at cost and approximate fair value. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Both of these investments are included in Other invested assets on the Company's Consolidated Balance Sheets, and changes in the value of these investments are recorded through Net realized and unrealized gains and losses on the Company's Consolidated Statements of Comprehensive Income. The Company had no Other invested assets at December 31, 2018.
The amortized cost and estimated fair value of the Company's fixed maturity securities at December 31, 2019, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$170.2	$171.5
Due after one year through five years	758.2	781.5
Due after five years through ten years	778.6	819.3
Due after ten years	56.8	61.4
Mortgage and asset-backed securities	639.5	652.2
Total	$2,403.3	$2,485.9

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
Less than 12 months:	(dollars in millions)
Fixed maturity securities
U.S. Treasuries	$—	$—	—	$12.2	$(0.1)	7
States and municipalities	—	—	—	70.1	(0.7)	21
Corporate securities	—	—	—	624.4	(13.4)	205
Residential mortgage-backed securities	56.9	(0.2)	29	156.9	(2.5)	59
Commercial mortgage-backed securities	—	—	—	30.9	(0.5)	13
Asset-backed securities	10.1	(0.1)	6	25.1	(0.2)	18
Other securities	15.2	(0.3)	64	137.1	(5.7)	215
Total fixed maturity securities	82.2	(0.6)	99	1,056.7	(23.1)	538
Total less than 12 months	$82.2	$(0.6)	99	$1,056.7	$(23.1)	538

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$—	$—	—	$72.7	$(1.1)	25
Corporate securities	—	—	—	193.7	(8.2)	69
Residential mortgage-backed securities	40.0	(0.5)	19	199.8	(7.3)	72
Commercial mortgage-backed securities	—	—	—	55.0	(2.0)	22
Asset-backed securities	—	—	—	16.5	(0.2)	17
Other securities	5.9	(0.1)	19	—	—	—
Total fixed maturity securities	45.9	(0.6)	38	537.7	(18.8)	205
Total 12 months or greater	$45.9	$(0.6)	38	$537.7	$(18.8)	205

There were no other-than-temporary impairments recognized on fixed maturity securities during the year ended December 31, 2019. The Company recognized impairments on fixed maturity securities of $3.3 million (consisting of 66 securities) and $0.5 million (consisting of nine securities) during the years ended December 31, 2018 and 2017, respectively, as a result of the Company's intent to sell these securities and/or the severity of the change in fair values of these securities. The Company determined that the remaining unrealized losses on fixed maturity securities at December 31, 2019, 2018, and 2017 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers. The fixed maturity securities whose fair value was less than amortized cost were not determined to be other-than-temporarily impaired given the lack of severity and duration of the impairment, the credit quality of the issuers, the Company's intent to not sell the securities, and a determination that it is not more likely than not that the Company will be required to sell the securities at an amount less than their amortized cost.
Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities and other invested assets) or amortized cost (fixed maturity securities). Realized losses on fixed maturity securities are also recognized when securities are written down as a result of an other-than-temporary impairment.

Net realized gains on investments and the change in unrealized gains (losses) on the Company's investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI, before tax
	(in millions)
Year Ended December 31, 2019
Fixed maturity securities	$5.2	$(1.3)	$99.9	$3.9	$99.9
Equity securities	17.8	(4.4)	33.1	46.5	—
Other invested assets	—	—	0.7	0.7	—
Total investments	$23.0	$(5.7)	$133.7	$51.1	$99.9

Year Ended December 31, 2018
Fixed maturity securities	$2.2	$(4.0)	$(59.7)	$(1.8)	$(59.7)
Equity securities	15.9	(1.6)	(25.6)	(11.3)	—
Total investments	$18.1	$(5.6)	$(85.3)	$(13.1)	$(59.7)

Year Ended December 31, 2017
Fixed maturity securities	$4.7	$(2.2)	$3.9	$2.5	$3.9
Equity securities	9.3	(4.4)	17.5	4.9	17.5
Total investments	$14.0	$(6.6)	$21.4	$7.4	$21.4

Proceeds from the sales of fixed maturity securities were $163.0 million, $204.8 million and $249.8 million for years ended December 31, 2019, 2018 and 2017, respectively.
Net investment income was as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Fixed maturity securities	$81.9	$76.0	$70.4
Equity securities	7.9	6.5	6.9
Other invested assets	1.2	—	—
Short-term investments	—	0.3	0.1
Cash equivalents and restricted cash	1.7	2.0	0.6
Gross investment income	92.7	84.8	78.0
Investment expenses	(4.6)	(3.6)	(3.4)
Net investment income	$88.1	$81.2	$74.6

The Company is required by various state laws and regulations to support its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of December 31, 2019 and 2018, securities having a fair value of $844.9 million and $867.7 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $260.0 million and $140.0 million of securities on deposit as of December 31, 2019 and 2018, respectively (see Note 10).
Certain reinsurance contracts require the Company's funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at December 31, 2019 and 2018 was $2.9 million and $23.2 million, respectively.

6. Property and Equipment
Property and equipment consists of the following:

	As of December 31,
	2019	2018
	(in millions)
Furniture and equipment	$2.5	$3.3
Leasehold improvements	6.0	3.2
Computers and software	60.3	61.9
Automobiles	1.1	1.1
Property and equipment, gross	69.9	69.5
Accumulated depreciation	(48.0)	(51.3)
Property and equipment, net	$21.9	$18.2

Depreciation expenses related to property and equipment for the years ended December 31, 2019, 2018, and 2017 were $9.0 million, $6.1 million, and $7.9 million, respectively. Internally developed software costs of $3.2 million and $2.9 million were capitalized during each of the years ended December 31, 2019 and 2018, respectively.
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
Cloud Computing Arrangements
The Company's capitalized costs associated with cloud computing arrangements totaled $33.6 million and $26.0 million, which were comprised of service contract fees and implementation costs associated with hosting arrangements on the Company's Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively. Total amortization for hosting arrangements for the years ended December 31, 2019 and 2018 was $5.3 million and $0.8 million, respectively.
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
The Company's provision for income taxes consisted of the following:

	Years Ended December 31,
	2019	2018	2017
Current tax expense:	(in millions)
Federal	$26.3	$13.2	$17.9
State	1.8	0.6	0.7
Total current tax expense	28.1	13.8	18.6
Deferred federal tax expense:
Impact of tax Enactment	—	(0.4)	7.0
Other	8.6	14.8	17.2
Total deferred federal tax expense	8.6	14.4	24.2
Income tax expense	$36.7	$28.2	$42.8

The differences between the statutory federal tax rate of 21% for 2019 and 2018 and 35% for 2017 and the Company's effective tax rate on net income before income taxes as reflected in the Consolidated Statements of Comprehensive Income were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Expense computed at statutory rate	$40.7	$35.6	$50.4
Tax-advantaged investment income	(2.4)	(2.9)	(7.6)
LPT deferred gain amortization	(2.3)	(2.6)	(4.0)
Stock based compensation	(0.9)	(1.4)	(3.4)
LPT Reserve Adjustment	(0.4)	(0.5)	—
Impact of tax Enactment	—	(0.4)	7.0
Other	2.0	0.4	0.4
Income tax expense	$36.7	$28.2	$42.8

The LPT Reserve Adjustments for the years ended December 31, 2019 and 2018 increased GAAP net income by $1.8 million and $2.2 million, respectively, but did not affect taxable income. There were no LPT Reserve Adjustments in 2017. The LPT Contingent Commission Adjustments increased net income by $0.2 million, $0.5 million, and $0.3 million during 2019, 2018, and 2017, respectively, but did not increase taxable income.
As of December 31, 2019, 2018, and 2017 the Company had no material unrecognized tax benefits.
The Company made cash payments of $37.8 million, $4.2 million and $21.3 million for income taxes during the years ended December 31, 2019, 2018, and 2017, respectively.
Tax years 2016 through 2019 remained open and are subject to full examination by the federal taxing authority. The significant components of deferred income taxes, net, were as follows as of December 31:

	2019		2018
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Unrealized capital gains, net	$—	$38.7	$—	$10.6
Deferred policy acquisition costs	—	10.2	—	10.3
Intangible assets	—	1.6	—	1.6
Loss reserve discounting for tax reporting	30.9	—	31.1	—
Unearned premiums	13.2	—	13.3	—
Allowance for bad debt	1.0	—	1.4	—
Stock-based compensation	3.4	—	2.9	—
Accrued liabilities	4.4	—	4.9	—
Other	2.1	7.1	2.6	6.8
Total	$55.0	$57.6	$56.2	$29.3
Deferred income tax asset (liability), net	$(2.6)		$26.9

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
The Company is required to discount its loss and LAE reserves for federal income tax purposes. The Company's income tax deduction associated with its loss and LAE reserves is discounted using interest rates prescribed by the U.S. Treasury, as well as established loss payment patterns. Enactment changed the prescribed interest rates to rates based on corporate bond yield curves and extends the time periods associated with loss payment patterns, which resulted in an acceleration of future income tax payments. These changes became effective for tax years beginning after 2017 and are subject to a transition rule that spreads the additional tax payment from the amount determined by applying these changes over the eight years beginning in 2018. This item is a taxable temporary difference and had no direct impact on the Company's total income tax expense for 2017 or future years. The Company has followed the guidance of Revenue Procedure 2019-31 to complete its accounting for loss reserve discounting.

8. Liability for Unpaid Losses and Loss Adjustment Expenses
Accounting for workers' compensation insurance requires the Company to estimate the liability for the expected ultimate cost of unpaid losses and LAE (loss reserves) as of a balance sheet date. Loss reserve estimates are inherently uncertain because the ultimate amount the Company will pay for many of the claims it has incurred as of the balance sheet date will not be known for many years. The estimate of loss reserves is intended to equal the difference between the expected ultimate losses and LAE of all claims that have occurred as of a balance sheet date and amounts already paid. The Company establishes loss reserves based on its own analysis of emerging claims experience and environmental conditions in its markets and review of the results of various actuarial projections. The Company's aggregate carried reserve for unpaid losses and LAE is the sum of its reserves for each accident year and represents its best estimate of outstanding loss reserves.
The amount by which estimated losses in the aggregate differ from those previously estimated for a specific time period is known as reserve "development." Reserve development is unfavorable when losses ultimately settle for more than the amount estimated or subsequent estimates indicate a basis for reserve increases on open claims, causing the previously estimated loss reserves to be ''deficient.'' Reserve development is favorable when estimates of ultimate losses indicate a decrease in established reserves, causing the previously estimated loss reserves to be ''redundant.'' Development is reflected in the Company's operating results through an adjustment to incurred losses and LAE during the period in which it is recognized.
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
In addition to case reserves, the Company establishes a provision for IBNR. IBNR is an actuarial estimate composed of the following: (a) future payments on claims that are incurred but have not yet been reported to the Company; (b) a reserve for the additional development on claims that have been reported to the Company; and (c) a provision for additional payments on closed claims that might reopen. IBNR reserves apply to the entire body of claims arising from a specific time period, rather than a specific claim. Most of the Company's IBNR reserves relate to estimated future claim payments on recorded open claims.
LAE reserves are the Company's estimate of the future expense to manage, investigate, administer, and settle claims that have occurred, and include legal expenses. LAE reserves are established in the aggregate, rather than on a claim-by-claim basis. LAE reserves are categorized between defense and cost containment, and adjusting and other.
A portion of the Company's obligations for losses and LAE are ceded to unaffiliated reinsurers. The amount of reinsurance that will be recoverable on losses and LAE reserves includes both the reinsurance recoverable from excess of loss reinsurance contracts, as well as reinsurance recoverable under the terms of the LPT Agreement.
The Company uses actuarial methods to analyze and estimate the aggregate amount of unpaid losses and LAE. Management considers the results of various actuarial methods and their underlying assumptions, among other factors, in establishing reserves for unpaid losses and LAE.
Judgment is required in the actuarial estimation of loss reserves, including the selection of various actuarial methodologies to project the ultimate cost of claims. Specifically, judgment is required in the following areas: the selection of parameters utilized in the various methodologies; the use of industry data and other benchmarks; and the weighting of differing reserve indications resulting from alternative methods and assumptions.
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
Each actuarial methodology requires the selection and application of various parameters and assumptions. The key parameters and assumptions include: the future payment and emergence patterns of our aggregate claims data; the magnitude and changes in claim settlement activity; claims cost inflation rates; the effects of legislative benefit changes and/or judicial decisions; and trends in the frequency and severity of claims. The Company believes the pattern with which our aggregate data will be paid or emerge over time, claim settlement activity, and claims cost inflation rates are the most important parameters and assumptions.

The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Unpaid losses and LAE at beginning of period	$2,207.9	$2,266.1	$2,301.0
Less reinsurance recoverable on unpaid losses and LAE	504.4	537.0	580.0
Net unpaid losses and LAE at beginning of period	1,703.5	1,729.1	1,721.0
Losses and LAE, net of reinsurance, incurred during the period related to:
Current year	456.1	457.5	447.3
Prior years	(77.5)	(66.2)	(18.5)
Total net losses and LAE incurred during the period	378.6	391.3	428.8
Paid losses and LAE, net of reinsurance, related to:
Current year	106.6	93.0	76.9
Prior years	315.2	323.9	343.8
Total net paid losses and LAE during the period	421.8	416.9	420.7
Ending unpaid losses and LAE, net of reinsurance	1,660.3	1,703.5	1,729.1
Reinsurance recoverable on unpaid losses and LAE	532.5	504.4	537.0
Unpaid losses and LAE at end of period	$2,192.8	$2,207.9	$2,266.1

Total net losses and LAE included in the above table excludes the impact of the amortization of the Deferred Gain and LPT Reserve Adjustments (See Note 9).
In 2019, the Company had $77.5 million of favorable prior accident year loss development on its voluntary risk business. In 2018, the Company had $66.2 million of favorable prior accident year loss development, which included $65.5 million of favorable development on its voluntary risk business and $0.7 million of favorable development related to its assigned risk business. In 2017, the Company had $18.5 million of favorable prior accident year loss development, which included $17.4 million of favorable development on its voluntary risk business and $1.1 million of favorable development related to its assigned risk business. The favorable prior accident year loss development on voluntary business in these years was the result of the Company's determination that adjustments were necessary to reflect observed favorable paid loss trends. Paid loss trends have been impacted by generally declining loss costs and by cost savings associated with accelerated claims settlement activity that began in 2014 and continued through 2019. Loss reserves shown in the Company's Consolidated Balance Sheets are net of $28.6 million and $34.4 million for anticipated subrogation recoveries as of December 31, 2019 and 2018, respectively.
The Company compiles and aggregates its claims data by grouping the claims according to the year in which the claim occurred ("accident year") when analyzing claim payment and emergence patterns and trends over time. Reported claims include any claim that has case reserves and/or loss and LAE payments associated with them.

The Company analyzed the usefulness of disaggregation of its results and determined the characteristics associated with the policies and the related unpaid loss reserves, incurred losses, and payment patterns are similar in nature. As such, the following tables show the Company's historical incurred and cumulative paid losses and LAE development, net of reinsurance, as well as IBNR loss reserves and the number of reported claims on an aggregated basis as of December 31, 2019 for each of the previous 10 accident years.

	Incurred Losses and LAE, Net of Reinsurance
	Years Ended December 31,										As of December 31, 2019
Accident Year	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019	IBNR	Cumulative number of reported claims
	(in millions, except claims counts)
2010	$204.9	$224.4	$228.1	$246.1	$250.2	$262.0	$259.9	$258.8	$255.2	$255.3	$15.8	18,541
2011		253.7	267.3	272.0	277.4	296.3	292.6	288.8	287.8	285.6	20.0	19,582
2012			348.8	359.9	360.9	386.4	388.2	382.8	379.8	378.5	35.2	26,011
2013				452.6	460.6	478.6	472.6	468.9	464.6	459.3	50.2	28,884
2014					463.4	445.8	432.9	434.6	430.5	424.7	59.3	28,552
2015						422.2	425.8	423.9	419.6	408.7	62.7	27,199
2016							419.0	414.6	395.4	375.0	66.8	25,722
2017								412.4	391.3	358.3	89.6	24,953
2018									422.5	424.6	127.4	27,614
2019										422.4	206.2	28,025
Total										$3,792.3

	Cumulative Paid Losses and LAE, Net of Reinsurance
	Years Ended December 31,
Accident Year	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019
	(in millions)
2010	$47.1	$105.6	$143.8	$171.7	$190.7	$206.2	$215.4	$221.3	$226.5	$228.9
2011		47.4	115.1	162.6	193.8	217.5	230.1	238.2	243.8	248.1
2012			58.6	148.3	214.2	261.4	289.9	305.0	316.9	324.3
2013				68.5	184.4	263.8	317.4	346.1	365.9	379.3
2014					65.3	172.7	248.9	297.2	323.4	342.1
2015						65.5	174.5	246.9	290.5	311.2
2016							65.6	166.8	227.7	261.2
2017								63.5	160.2	215.7
2018									77.9	189.9
2019										88.8
Total										$2,589.5
All outstanding liabilities for unpaid losses and LAE prior to 2010, net of reinsurance										378.9
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance										$1,581.7

(1)	Data presented for these calendar years is required supplementary information, which is unaudited.
The following table represents a reconciliation of claims development to the aggregate carrying amount of the liability for unpaid losses and LAE:

December 31, 2019
(in millions)
Liabilities for unpaid losses and LAE, net of reinsurance	$1,581.7
Reinsurance recoverable on unpaid losses	532.5
Unallocated LAE (adjusting and other)	78.6
Total liability for unpaid losses and LAE	$2,192.8

The following table presents the average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2019 and is presented as required supplementary information, which is unaudited:

Average Annual Percentage Payout of Claims by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
17.7%	26.3%	17.4%	11.7%	7.5%	5.1%	3.6%	2.4%	1.8%	1.0%

9. Reinsurance
The Company purchases reinsurance from third parties in the normal course of its business in order to manage its exposures. The Company's reinsurance coverage is provided on both a quota share and excess of loss basis.
The effects of reinsurance on the Company's written and earned premiums and on its losses and LAE incurred were as follows:

	Years Ended December 31,
	2019		2018		2017
	Written	Earned	Written	Earned	Written	Earned
	(in millions)
Direct premiums	$687.4	$691.6	$739.0	$727.2	$719.5	$712.5
Assumed premiums	9.5	9.6	9.9	10.0	10.2	10.0
Gross premiums	696.9	701.2	748.9	737.2	729.7	722.5
Ceded premiums	(5.4)	(5.4)	(6.1)	(6.1)	(6.0)	(6.0)
Net premiums	$691.5	$695.8	$742.8	$731.1	$723.7	$716.5
Ceded losses and LAE incurred	$19.2		$9.5		$(0.5)
Ceded losses and LAE incurred includes the amortization of the Deferred Gain, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments.
Excess of Loss Reinsurance
The Company has consistently maintained excess of loss reinsurance coverage to protect it against the impact of large and/or catastrophic losses in its workers' compensation business. The Company currently maintains reinsurance for losses from a single occurrence or catastrophic event in excess of $10.0 million and up to $200.0 million, subject to certain exclusions. This current reinsurance program is effective July 1, 2019 through June 30, 2020. The coverage under the Company's annual reinsurance programs that ended July 1, 2019 and 2018 was $190.0 million, in excess of its $10.0 million retention on a per occurrence basis. The reinsurance coverage includes coverage for acts of terrorism, excluding nuclear, biological, chemical, and radiological events. Any liability outside the coverage limits of the reinsurance program is retained by the Company.
As of December 31, 2019, approximately 55% of the Company's excess of loss reinsurance program was provided by reinsurers domiciled in the United Kingdom.
Management currently believes that a British exit of the European Union (BREXIT) is unlikely to affect the Company's excess of loss reinsurance program because it is the Credit for Reinsurance Law and the Credit for Reinsurance Regulation in the ceding insurers' state of domicile (the Reinsurance Regulations) that governs the statutory treatment of both U.S. and Non-U.S. reinsurers. Therefore, provided that the Company's reinsurers domiciled in the United Kingdom and the European Union continue to maintain the collateral required by the Reinsurance Regulations at all times, the Company's excess of loss reinsurance program will be unaffected by BREXIT.
LPT Agreement
Recoverables from reinsurers on unpaid losses and LAE amounted to $532.5 million and $504.4 million at December 31, 2019 and 2018, respectively. At each of December 31, 2019 and 2018, $380.4 million and $408.2 million, respectively, of those recoverables was related to the LPT Agreement that was entered into in 1999 by the Fund and assumed by EICN. Under the LPT Agreement, substantially all of the Fund's losses and LAE on claims incurred prior to July 1, 1995 have been ceded to three unaffiliated reinsurers on a 100% quota share basis. Investments totaling $341.0 million and $311.6 million at December 31, 2019 and 2018, respectively, have been placed in trust by the three reinsurers as security for payment of the reinsured claims. Under the LPT Agreement, initially $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. Through December 31, 2019, the Company has paid losses and LAE claims totaling $796.2 million related to the LPT Agreement.
The Company amortized $10.7 million, $11.9 million, and $11.3 million of the Deferred Gain for the years ended December 31, 2019, 2018, and 2017, respectively. Additionally, the Company recognized favorable development in the estimated reserves ceded under the LPT Agreement of $5.3 million and $6.3 million that reduced the Deferred Gain by $1.8 million and $2.2 million for the years ended December 31, 2019 and 2018, respectively, due to favorable LPT Reserve Adjustments and by $0.2 million, $0.5 million, and $0.3 million for the years ended December 31, 2019, 2018, and 2017, respectively, due to favorable LPT Contingent Commission Adjustments (Note 2 –Reinsurance).
10. Notes Payable and Other Financing Arrangements
Notes payable is comprised of the following:

	December 31,
	2019	2018
	(in millions)
Dekania Surplus Note, due April 29, 2034	$—	$10.0
Alesco Surplus Note, due December 15, 2034	—	10.0
Total	$—	$20.0

EPIC had a $10.0 million surplus note to Dekania CDO II, Ltd. issued as part of a pooled transaction. On April 12, 2019, the Florida Office of Insurance Regulation approved EPIC's request to pay off the Dekania surplus note. Subsequently, on April 15 2019, EPIC formally called this note. The outstanding principal, plus accrued and unpaid interest, in the amount of $10.2 million, was paid on May 14, 2019. Interest paid during each of the years ended December 31, 2019, 2018, and 2017 was $0.2 million, $0.7 million, and $0.6 million, respectively. Interest accrued as of December 31, 2018 was $0.1 million.
EPIC had a $10.0 million surplus note to Alesco Preferred Funding V, LTD issued as part of a pooled transaction. On April 12, 2019, the Florida Office of Insurance regulation approved EPIC's request to pay off the Alesco surplus note. Subsequently, on May 6, 2019, EPIC formally called this note. The outstanding principal, plus accrued and unpaid interest, in the amount of $10.2 million, was paid on June 13, 2019. Interest paid during each of the years ended December 31, 2019, 2018, and 2017 was $0.2 million, $0.6 million, and $0.5 million, respectively. Interest accrued as of December 31, 2018 was less than $0.1 million.
EPIC had a $12.0 million surplus note to ICONS, Inc. issued as part of a pooled transaction. This note was purchased by EHI in 2017 for $9.9 million, resulting in a $2.1 million gain. As a result of EHI's purchase of the note, it was no longer considered outstanding on a consolidated basis at December 31, 2018. The note was formally redeemed and retired by EPIC in May 2018. Interest paid to third parties during the year ended December 31, 2017 was $0.3 million.
Other financing arrangements is comprised of the following:
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
FHLB membership also allows the Company's insurance subsidiaries access to standby letters of credit. On March 9, 2018, ECIC, EPIC, and EAC entered into standby Letter of Credit Reimbursement Agreements (Letter of Credit Agreements) with the FHLB. On March 1, 2019, FHLB and ECIC, EPIC, and EAC each amended their Letter of Credit Agreements to increase their respective credit amounts. The Letter of Credit Agreements are between the FHLB and each of EAC, in the amount of $60.0 million, ECIC, in the amount of $90.0 million, and EPIC, in the amount of $110.0 million. The amended Letter of Credit Agreements will expire April 1, 2020; however, the Letter of Credit Agreements will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of December 31, 2019 and 2018 letters of credit totaling $260.0 million and $140.0 million were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements, respectively.
As of December 31, 2019, investment securities having a fair value of $326.8 million were pledged to the FHLB by the Company's insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.
11. Commitments and Contingencies
Leases
The Company elected the practical expedients in ASU Number 2018-11, Leases (Topic 842): Targeted Improvements and ASU Number 2016-02, Leases (Topic 842), allowing the Company to apply provisions of the new guidance at the date of adoption without adjusting comparative periods presented.

At December 31, 2019, the Company's operating leases have remaining terms of 1 year to 8 years, with options to extend up to 10 years with no termination provision. The Company's finance leases have an option to terminate after 1 year.
Components of lease expense were as follows:

Year Ended December 31,
2019
(in millions)
Operating lease expense	$5.1
Finance lease expense	0.2
Total lease expense	$5.3

As of December 31, 2019, the weighted average remaining lease term for operating leases was 5.8 years and for finance leases was 2.9 years. The weighted average discount rate was 3.2% and 3.7% for operating and finance leases, respectively.
Maturities of lease liabilities were as follows:

Year	Operating Leases	Finance Leases
	(in millions)
2020	$4.8	$0.2
2021	3.5	0.2
2022	2.3	0.1
2023	2.3	0.1
2024	2.1	—
Thereafter	4.6	—
Total lease payments	19.6	0.6
Less: imputed interest	(1.8)	—
Total	$17.8	$0.6

Supplemental balance sheet information related to leases was as follows:

As of December 31,
2019
(in millions)
Operating leases:
Operating lease right-of-use asset	$15.9
Operating lease liability	17.8
Finance leases:
Property and equipment, gross	1.1
Accumulated depreciation	(0.5)
Property and equipment, net	0.6
Other liabilities	$0.6
Supplemental cash flow information related to leases was as follows:

Year Ended December 31,
2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$5.1
Financing cash flows used for finance leases	0.2

Contingencies Surrounding Insurance Assessments
All of the states where the Company's insurance subsidiaries are licensed to transact business require property and casualty insurers doing business within the respective state to pay various insurance assessments. The Company accrues a liability for estimated insurance assessments as direct premiums are written, losses are recorded, or as other events occur in accordance with various states' laws and regulations, and defers these costs and recognizes them as an expense as the related premiums are earned. The Company had an accrued liability for guaranty fund assessments, second injury funds assessments, and other insurance assessments totaling $16.8 million and $18.6 million as of December 31, 2019 and 2018, respectively. These liabilities are generally expected to be paid over one to eighty year periods based on individual state's regulations. The Company also recorded an asset of $17.0 million and $14.9 million, as of December 31, 2019 and 2018, respectively, for prepaid policy charges still to be collected in the future from policyholders, or assessments that may be recovered through a reduction in future premium taxes in certain states. These assets are expected to be realized over one to ten year periods in accordance with their type and each individual state's regulations.
Capital Commitment
As of December 31, 2019, the Company had an unfunded commitment to invest $41.6 million into a private investment fund. See Note 4.
12. Stockholders' Equity
Stock Repurchase Programs
On February 21, 2018, the Board of Directors authorized a share repurchase program for up to $50.0 million of the Company's common stock from February 26, 2018 through February 26, 2020 (the 2018 Program). On April 24, 2019, the Board of Directors authorized a $50.0 million expansion of the 2018 Program, to $100.0 million, and extended the repurchase authority pursuant to the 2018 Program through June 30, 2020. The 2018 Program provides that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2018 Program may be commenced, modified, or suspended from time-to-time without prior notice, and the 2018 Program may be suspended or discontinued at any time. Through December 31, 2019, the Company has repurchased a total of 1,731,637 shares of common stock at an average price of $41.40 per share, including commissions, for a total of $71.7 million under the 2018 Program.
Since the Company's initial public offering in January 2007 through December 31, 2019, the Company has repurchased a total of 25,828,992 shares of common stock at an average cost per share of $17.63 through various stock repurchase programs, which is reported as treasury stock, at cost, on its Consolidated Balance Sheets.
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
As of December 31, 2019, the only incentive awards outstanding under the Plan were nonqualified stock options, RSUs, and PSUs.
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

	Years Ended December 31,
	2019	2018	2017
Stock-based compensation expense related to:	(in millions)
Stock options	$0.1	$0.3	$0.5
RSUs	2.7	2.5	2.0
PSUs	7.2	6.5	4.3
Total	10.0	9.3	6.8
Less: related tax benefit	2.1	2.0	2.4
Net stock-based compensation expense	$7.9	$7.3	$4.4

Stock Options
No stock options were granted in 2019, 2018 or 2017.

The Company anticipates issuing new shares of common stock upon the exercise of its outstanding stock options.
Changes in outstanding stock options for the year ended December 31, 2019 were as follows:

	Number of Stock Options	Weighted-Average Price	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2016	564,096	$21.04	3.3 years
Exercised	(307,076)	19.44
Forfeited	(9,673)	24.45
Stock options outstanding at December 31, 2017	247,347	22.90	3.4 years
Exercised	(57,091)	20.17
Stock options outstanding at December 31, 2018	190,256	23.71	2.7 years
Exercised	(31,630)	26.98
Forfeited	(4,610)	25.37
Stock options outstanding at December 31, 2019	154,016	23.65	1.7 years
Exercisable at December 31, 2019	144,161	23.37	1.6 years

At December 31, 2019, the Company had yet to recognize less than $0.1 million of unamortized expense related to stock option grants and expects to recognize these costs on a straight-line basis over the next 3 months. The fair value of stock options vested and the intrinsic value of outstanding and exercisable stock options as of December 31, were as follows:

	2019	2018	2017
	(in millions)
Fair value of stock options vested	$0.2	$0.4	$0.6
Intrinsic value of outstanding stock options	2.8	3.4	5.3
Intrinsic value of exercisable stock options	2.7	2.8	3.6
The intrinsic value of stock options exercised was $0.6 million, $1.4 million, and $7.6 million for the years ended December 31, 2019, 2018, and 2017.
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
Changes in outstanding RSUs for the year ended December 31, 2019 were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2016	324,384	$22.55
Granted	87,276	37.94
Forfeited	(13,711)	29.28
Vested	(102,785)	22.89
RSUs outstanding at December 31, 2017	295,164	26.67
Granted	87,857	40.26
Forfeited	(3,370)	33.51
Vested	(129,351)	24.53
RSUs outstanding at December 31, 2018	250,300	32.45
Granted	90,576	40.60
Forfeited	(22,232)	36.39
Vested	(76,739)	33.99
RSUs outstanding at December 31, 2019	241,905	34.70
Vested but unsettled RSUs at December 31, 2019	73,535	24.75

At December 31, 2019, the Company had yet to recognize $5.0 million of unamortized expense related to outstanding RSUs and expects to recognize these costs on a straight-line basis over the next 39 months. The grant date fair value of RSUs vested and the intrinsic value of vested RSUs for the years ended December 31, were as follows:

	2019	2018	2017
	(in millions)
Grant date fair value of RSUs vested	$2.6	$3.2	$2.4
Intrinsic value of RSUs vested	3.2	5.5	4.3

The intrinsic value of outstanding RSUs was $10.1 million, $10.5 million, and $13.1 million at December 31, 2019, 2018, and 2017.
PSUs
The Company has awarded PSUs to certain employees of the Company as follows:

Date of Grant	Target Number Awarded	Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2017(1)	97,440	$37.60	$3.7
March 2018(1)	96,940	40.30	3.9
March 2019(1)	95,940	40.54	3.9
August 2019(1)	9,587	41.72	0.4

(1)
The PSUs awarded in March 2017, 2018, and 2019 and August 2019 were awarded to certain employees of the Company and have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The values shown in the table represent the aggregate number of PSUs awarded at the target level.

At December 31, 2019, the Company had yet to recognize $8.0 million of unamortized expense related to PSU grants and expects to recognize these costs on a straight-line basis over the next 24 months. This is based on the expectation of the Company achieving a 200% of target rate for the 2017 PSUs, a 200% of target rate for the 2018 PSUs, and a 200% of target rate for the 2019 PSUs.
14. Statutory Matters
Statutory Financial Data
The combined capital stock, surplus, and net income of the Company's insurance subsidiaries (EICN, ECIC, EPIC, EAC, and CIC), prepared in accordance with the statutory accounting practices (SAP) of the National Association of Insurance Commissioners (NAIC) as well as SAP permitted by the states of California, Florida, Nevada, and New York were as follows:

	December 31,
	2019	2018
	(in millions)
Capital stock and unassigned surplus	$658.2	$558.5
Paid in capital	362.8	349.4
Surplus notes	—	20.0
Total statutory surplus	$1,021.0	$927.9

Net income provided from the Company's insurance subsidiaries prepared in accordance with SAP was $129.3 million, $159.3 million, and $116.8 million, for the years ended December 31, 2019, 2018 and 2017, respectively.
Treatment of the LPT Agreement, deferred policy acquisition costs, fair value of financial instruments, and the surplus notes (see Notes 4, 9, and 10) are the primary differences in the SAP-basis capital stock and total surplus of the insurance subsidiaries of $1,021.0 million and $927.9 million, and the GAAP-basis equity of the Company of $1,165.8 million and $1,018.2 million as of December 31, 2019 and 2018, respectively. Under SAP accounting, the retroactive reinsurance gain resulting from the LPT Agreement is recorded as a special component of surplus (special surplus funds) in the initial year of the contract, and not reported as unassigned surplus until the Company has recovered amounts in excess of the original consideration paid. The special surplus funds are also reduced by the amount of extraordinary dividends as approved by the Nevada Division of Insurance. Under SAP, the surplus notes are recorded as a separate component of surplus. Under SAP, changes to the estimated contingent profit commission under the LPT Agreement are reflected in commission expense in the period that the estimate is revised.

Insurance Company Dividends and Regulatory Requirements and Restrictions
The ability of EHI to pay dividends on the Company's common stock and to pay other expenses will be dependent to a significant extent upon the ability of the Nevada domiciled insurance company, EICN, the California domiciled insurance company, ECIC, the Florida domiciled insurance companies, EPIC and EAC, to pay dividends to their immediate holding company, Employers Group, Inc. (EGI) and the New York domiciled insurance company, CIC, to pay dividends to its immediate holding company Cerity Group, Inc. (CGI), and in turn, the ability of EGI and CGI to pay dividends to EHI. The amount of dividends each of the Company's insurance subsidiaries may pay to their immediate parent is limited by the laws of its respective state of domicile.
Nevada law limits the payment of cash dividends by EICN to its parent by providing that payments cannot be made except from available and accumulated surplus, otherwise unrestricted (unassigned), and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend prohibited by these restrictions may only be declared and distributed as an extraordinary dividend upon the prior approval of the Nevada Commissioner of Insurance (Nevada Commissioner). EICN may not pay such an extraordinary dividend or make an extraordinary distribution until the Nevada Commissioner either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the lesser of: (a) 10% of EICN's statutory surplus as regards to policyholders at the next preceding December 31; or (b) EICN's statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31. As of December 31, 2019, EICN had positive unassigned surplus of $224.3 million. During 2019, EICN paid an ordinary dividend in the amount of $19.7 million to its parent company, EGI. As a result of that payment, EICN can pay $1.4 million of dividends through March 1, 2020, and $21.1 million thereafter, without regulatory approval, provided that no dividends are paid prior to March 1, 2020.
Under Florida law, without regulatory approval, EPIC and EAC may pay dividends if they do not exceed the greater of: the lesser of 10% of surplus or net income, not including realized capital gains, plus a 2-year carry forward; 10% of surplus, with dividends payable limited to unassigned funds minus 25% of unrealized capital gains; or, the lesser of 10% of surplus or net investment income plus a 3-year carry forward with dividends payable limited to unassigned funds minus 25% of unrealized capital gains. During 2019, EAC paid an ordinary dividend in the amount of $19.7 million to its parent company, EGI. As a result of that payment, EAC can pay $1.2 million of dividends through June 12, 2020 and $20.9 million thereafter without regulatory approval from the Florida Office of Insurance Regulation (FOIR), provided that no dividends are paid prior to June 12, 2020. During 2019, EPIC did not pay any dividends. The maximum dividends that may be paid in 2020 by EPIC without prior regulatory approval from the FOIR is $21.7 million.
ECIC is subject to regulation by the California Department of Insurance (California DOI). Additionally, the California Insurance Holding Company System Regulatory Act limits the ability of ECIC to pay dividends to its parent. California law provides that, absent prior approval of the California Insurance Commissioner, dividends may only be declared from earned surplus. For purpose of this statute, earned surplus excludes amounts derived from net appreciation in the value of assets not yet realized, or derived from an exchange of assets, unless the assets received are currently realizable in cash. In addition, California law provides that the appropriate insurance regulatory authorities in the state of California must approve (or, within a 30-day notice period, not disapprove) any dividend that, together with all other such dividends paid during the preceding 12 months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards to policyholders at the preceding December 31; or (b) 100% of net income for the preceding year. During the years ended December 31, 2019, 2018, and 2017, ECIC was in compliance with these requirements.
During 2019, ECIC paid an ordinary dividend in the amount of $57.2 million to its parent company, EGI. As a result of that payment, ECIC cannot pay any dividends until September 23, 2020 and can pay $32.1 million thereafter without prior regulatory approval.
EPIC and EAC are subject to regulation by the Florida Department of Financial Services (FDFS). Florida statute Section 624.408 requires EPIC and EAC to maintain minimum capital and surplus of the greater of $4.0 million or 10% of total liabilities. Florida statute Section 624.4095 requires EPIC and EAC to maintain a ratio of written premiums, defined as 1.25 times written premiums, to surplus of no greater than 10-to-1 for gross written premiums and 4-to-1 for net written premiums. During the years ended December 31, 2019, 2018, and 2017, EPIC and EAC were in compliance with these statutes.
Under New York law, without regulatory approval, CIC may pay dividends if they do not exceed the lesser of 10% of surplus or 100% of net investment income for the previous year increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing 36 months prior to the declaration or distribution of the current dividend and ending 12 months prior thereto. The New York state law also provides that any distribution may only be paid out of earned surplus. Additionally, New York has prohibited CIC from paying any dividends for two years from the date of Acquisition without prior regulatory approval.

Additionally, EICN, ECIC, EPIC, EAC, and CIC are required to comply with RBC requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. As of December 31, 2019, 2018, and 2017, EICN, ECIC, EPIC, EAC, and CIC each had total adjusted capital above all regulatory action levels.
15. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is comprised of unrealized gains (losses) on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of Accumulated other comprehensive income (loss):

	Years Ended December 31,
	2019	2018
	(in millions)
Net unrealized gains (losses) on investments, before taxes	$82.6	$(17.3)
Deferred tax (expense) benefit on net unrealized gains (losses)	(17.3)	3.6
Total accumulated other comprehensive income (loss)	$65.3	$(13.7)

16. Employee Benefit and Retirement Plans
The Company maintains a 401(k) defined contribution plan covering all eligible Company employees (the Employers 401(k) Plan). Under the Employers 401(k) Plan, the Company's safe harbor matching consists of a 100% matching contribution on salary deferrals up to 3% of compensation and then a 50% matching contribution on salary deferrals from 3% to 5% of compensation. The Company's matching contribution to the Employers 401(k) Plan was $2.2 million, $2.0 million, and $1.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.
17. Earnings Per Common Share
Basic earnings per share, which includes no dilution from outstanding stock-based awards, is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilutive impact of all outstanding stock-based awards on earnings per share. Diluted earnings per share includes common shares assumed issued under the "treasury stock method," which reflects the potential dilution that would occur if outstanding RSUs and PSUs vested, and stock options were to be exercised.
Commencing in 2017, certain stock-based compensation awards are eligible to receive dividend equivalents on awards that fully vest or become payable.
The following table presents the net income and the weighted average shares outstanding used in the earnings per share common share calculations.

	Years Ended December 31,
	2019	2018	2017
	(in millions, except share data)
Net income	$157.1	$141.3	$101.2
Weighted average number of shares outstanding–basic	32,120,578	32,884,828	32,501,576
Effect of dilutive securities:
Stock options	77,482	97,810	208,602
PSUs	285,550	268,030	271,738
RSUs	56,108	60,669	78,844
Dilutive potential shares	419,140	426,509	559,184
Weighted average number of shares outstanding–diluted	32,539,718	33,311,337	33,060,760

18. Segment Reporting
The Company has recently made changes to its corporate structure, mainly involving the launch and further development of a new digital insurance platform offered under the Cerity brand name (Cerity), resulting in changes to its reportable segments. As of December 31, 2019, the Company has determined that it has two reportable segments: Employers and Cerity. Each of these segments represents a separate and distinct underwriting platform through which the Company conducts insurance business. The nature and composition of each reportable segment and its Corporate and Other activities are as follows:

The Employers segment is defined as traditional business offered through the EMPLOYERS brand name (Employers) through its agents, including business originated from its strategic partnerships and alliances.
The Cerity segment is defined as business offered under the Cerity brand name, which includes the Company's direct-to-customer business.
Corporate and Other activities consist of those holding company expenses that are not considered to be underwriting in nature, the financial impact of the LPT agreement, and legacy business assumed and ceded by CIC. These expenses are not considered to be part of a reportable segment and are not otherwise allocated to a reportable segment.
The Company has determined that it is not practicable to report identifiable assets by segment since certain assets are used interchangeably among the segments.
Prior to December 31, 2019, the Company operated under a single reportable segment. All periods prior to December 31, 2019 have been conformed to the current presentation.
The following table summarizes the Company's written premium and components of net income before income taxes by reportable segment.

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Year Ended December 31, 2019
Gross premiums written	$696.8	$0.1	$—	$696.9
Net premiums written	691.4	0.1	—	691.5

Net premiums earned	695.8	—	—	695.8
Net investment income	84.1	0.3	3.7	88.1
Net realized and unrealized gains on investments	47.7	0.1	3.3	51.1
Other income	0.9	—	—	0.9
Total revenues	828.5	0.4	7.0	835.9

Losses and loss adjustment expenses	378.6	—	(12.7)	365.9
Commission expense	88.1	—	—	88.1
Underwriting and general and administrative expenses	153.2	16.0	18.3	187.5
Interest and financing expenses	0.6	—	—	0.6
Total expenses	620.5	16.0	5.6	642.1

Net income (loss) before income taxes	$208.0	$(15.6)	$1.4	$193.8

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Year Ended December 31, 2018
Gross premiums written	$748.9	$—	$—	$748.9
Net premiums written	742.8	—	—	742.8

Net premiums earned	731.1	—	—	731.1
Net investment income	78.6	—	2.6	81.2
Net realized and unrealized (losses) gains on investments	(13.9)	—	0.8	(13.1)
Other income	1.0	0.2	—	1.2
Total revenues	796.8	0.2	3.4	800.4

Losses and loss adjustment expenses	391.3	—	(14.6)	376.7
Commission expense	94.2	—	—	94.2
Underwriting and general and administrative expenses	135.0	5.9	17.6	158.5
Interest and financing expenses	1.5	—	—	1.5
Total expenses	622.0	5.9	3.0	630.9

Net income (loss) before income taxes	$174.8	$(5.7)	$0.4	$169.5

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Year Ended December 31, 2017
Gross premiums written	$729.7	$—	$—	$729.7
Net premiums written	723.7	—	—	723.7

Net premiums earned	716.5	—	—	716.5
Net investment income	73.3	—	1.3	74.6
Net realized and unrealized gains on investments	7.4	—	—	7.4
Gain on redemption of notes payable	2.1	—	—	2.1
Other income	0.8	—	—	0.8
Total revenues	800.1	—	1.3	801.4

Losses and loss adjustment expenses	428.8	—	(11.6)	417.2
Commission expense	91.4	—	—	91.4
Underwriting and general and administrative expenses	123.7	1.1	15.1	139.9
Interest and financing expenses	1.4	—	—	1.4
Other expenses	7.5	—	—	7.5
Total expenses	652.8	1.1	3.5	657.4

Net income (loss) before income taxes	$147.3	$(1.1)	$(2.2)	$144.0

Entity-Wide Disclosures
The Company operates solely within the United States and does not have revenue from transactions with a single customer accounting for 10% or more of its revenues. The following table shows the Company's in-force premiums and number of policies in-force for each state with approximately five percent or more of our in-force premiums and all other states combined as of December 31:

	2019		2018		2017
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$329.8	43,079	$357.1	41,988	$349.4	40,573
Florida	36.3	5,822	41.0	5,833	41.8	5,625
New York	31.7	5,679	23.9	3,663	12.3	2,038
Other (43 states and D.C.)	266.8	44,104	244.2	40,014	223.4	37,258
Total	$664.6	98,684	$666.2	91,498	$626.9	85,494

19. Selected Quarterly Financial Data (Unaudited)
Quarterly results for the years ended December 31, 2019 and 2018 were as follows:

	2019 Quarters Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
Net premiums earned	$174.8	$175.5	$175.8	$169.7
Net realized and unrealized gains on investments	23.3	7.4	2.6	17.8
Losses and loss adjustment expenses	88.6	86.8	92.9	97.6
Commission expense	22.0	23.8	21.9	20.4
Underwriting and general and administrative expenses	47.5	43.8	45.3	50.9
Income tax expense	10.0	9.0	8.1	9.6
Net income	51.8	40.7	32.8	31.8
Earnings per common share:
Basic	1.60	1.27	1.03	1.00
Diluted	1.57	1.25	1.01	0.99

	2018 Quarters Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
Net premiums earned	$176.6	$178.0	$192.9	$183.6
Net realized and unrealized (losses) gains on investments	(8.0)	5.7	15.6	(26.4)
Losses and loss adjustment expenses	95.4	87.8	106.6	86.9
Commission expense	23.7	24.5	24.8	21.2
Underwriting and general and administrative expenses	39.2	40.1	38.8	40.4
Income tax expense	3.8	8.8	10.7	4.9
Net income	25.6	42.5	47.6	25.6
Earnings per common share:
Basic	0.78	1.29	1.45	0.78
Diluted	0.77	1.28	1.43	0.77

Significant Quarterly Adjustments
The first quarter of 2019 was impacted by: (1) favorable prior accident year loss development of $22.2 million, which decreased losses and LAE by the same amount; and (2) the inclusion of $21.2 million in net unrealized gains on equity securities.
The second quarter of 2019 was impacted by: (1) favorable prior accident year loss development of $23.7 million, which decreased losses and LAE by the same amount; and (2) the inclusion of $6.8 million in net unrealized gains on equity securities.
The third quarter of 2019 was impacted by: (1) favorable prior accident year loss development of $20.2 million, which decreased losses and LAE by the same amount; and (2) the inclusion of $10.3 million in net unrealized losses on equity securities.

The fourth quarter of 2019 was impacted by: (1) favorable prior accident year loss development of $11.4 million, which decreased losses and LAE by the same amount; and (2) the inclusion of $15.5 million in net unrealized gains on equity securities.
The first quarter of 2018 was impacted by: (1) favorable prior accident year loss development of $12.4 million, which decreased losses and LAE by the same amount; and (2) the inclusion of $12.9 million in net unrealized losses on equity securities.
The second quarter of 2018 was impacted by: (1) favorable prior accident year loss development of $16.5 million, which decreased losses and LAE by the same amount; and (2) the inclusion of $3.5 million in net unrealized gains on equity securities.
The third quarter of 2018 was impacted by: (1) favorable prior accident year loss development of $11.9 million, which decreased losses and LAE by the same amount; and (2) the inclusion of $11.2 million in net unrealized gains on equity securities.
The fourth quarter of 2018 was impacted by: (1) favorable prior accident year loss development of $25.4 million, which decreased losses and LAE by the same amount; and (2) the inclusion of $27.4 million in net unrealized losses on equity securities.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2019.
Management's Report on Internal Control Over Financial Reporting
Management's report regarding internal control over financial reporting is set forth in Item 8 of this report under the caption "Management's Report on Internal Control over Financial Reporting" and incorporated herein by reference.
Attestation Report of Independent Registered Public Accounting Firm
The attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8 of this report under the caption "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" and incorporated herein by reference.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by Item 10 with respect to our executive officers and key employees is included under the caption "Executive Officers of the Registrant" in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to our Directors is included under the caption "Election of Directors" in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act, if applicable, is included under the caption "Delinquent Section 16(a) Reports" in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to our audit committee and our audit committee financial expert is included under the caption "The Board of Directors and its Committees - Audit Committee" in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers is posted on our website at www.employers.com in the Investors section under "Governance." We will post information regarding any amendment to, or waiver from, our Code of Business Conduct and Ethics on our website in the Investor section under Governance.
Item 11. Executive Compensation
The information required by Item 11 is included under the captions "Compensation Discussion and Analysis," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by Item 12 is included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Discussion and Analysis" in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Equity and Incentive Plan
The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2019. We do not have any plans not approved by our stockholders. Our equity compensation plans are discussed further in Note 13 in the Notes to our Consolidated Financial Statements, which are included herein.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercised price of outstanding options, warrants, and rights(4)	(c) Number of securities remaining available for further issuance under compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1):
Stock options	154,016	$23.65	3,492,616
RSUs(2)	241,905		3,250,711
PSUs(3)	599,814		2,650,897
Equity compensation plans not approved by stockholders	—	—	—
Total	995,735	$23.65	2,650,897

(1)
The Plan is administered by the Compensation Committee of the Board of Directors, which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants, and independent contractors. The maximum number of common shares currently reserved for grants of awards under the Plan was 5,500,000 shares, prior to reductions for grants made.

The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, shares of restricted stock, RSUs, PSUs, and other stock-based awards. As of December 31, 2019, the only incentive awards outstanding under the Plan were nonqualified stock options, RSUs, and PSUs.

(2)
RSUs are phantom (as opposed to actual) shares of common stock which, depending on the individual award, vest in equal tranches over one- to four-year periods, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date.

(3)
PSUs are phantom (as opposed to actual) shares of common stock, which are subject to a performance period of two years followed by an additional one-year vesting period, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date. PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The values shown in the table above represent the aggregate number of PSUs based on the expectation of the Company achieving a 200% of target rate for the 2017 PSUs, a 200% of target rate for the 2018 PSUs, and a 200% of target rate for the 2019 PSUs.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is included under the captions "Certain Relationships and Related Transactions" and "Director Independence" in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is included under the caption "Audit Matters" in our Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following consolidated financial statements are filed in Item 8 of Part II of this report:

Page
Report of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets as of December 31, 2019 and 2018	53
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2019, 2018 and 2017	55
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2019, 2018 and 2017	56
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2019, 2018 and 2017	57
Notes to Consolidated Financial Statements	59

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	91
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	94

Pursuant to Rule 7-05 of Regulation S-X, Financial Statement Schedules I, III, IV, and V have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

Schedule II. Condensed Financial Information of Registrant

Employers Holdings, Inc.

Condensed Balance Sheets

	December 31,
	2019	2018
Assets	(in millions, except share data)
Investments:
Investment in subsidiaries	$1,096.1	$873.8
Fixed maturity securities at fair value (amortized cost $25.3 at December 31, 2019 and $24.2 at December 31, 2018)	26.6	24.6
Equity securities at fair value (cost $27.8 at December 31, 2019 and $40.0 at December 31, 2018)	28.1	38.7
Short-term investments at fair value (amortized cost $25.0 at December 31, 2018)	—	25.0
Total investments	1,150.8	962.1

Cash and cash equivalents	9.9	41.3
Accrued investment income	0.2	0.3
Intercompany receivable	3.5	0.3
Federal income taxes receivable	3.5	22.7
Deferred income taxes, net	2.2	—
Other assets	1.6	0.9
Total assets	$1,171.7	$1,027.6

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$5.0	$5.0
Deferred income taxes, net	—	0.4
Other liabilities	0.9	4.0
Total liabilities	5.9	9.4

Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 57,184,370 and 56,975,675 shares issued and 31,355,378 and 32,765,792 shares outstanding at December 31, 2019 and 2018, respectively	0.6	0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	396.4	388.8
Retained earnings	1,158.8	1,030.7
Accumulated other comprehensive income (loss), net of tax	65.3	(13.7)
Treasury stock, at cost (25,828,992 shares at December 31, 2019 and 24,209,883 shares at December 31, 2018)	(455.3)	(388.2)
Total stockholders' equity	1,165.8	1,018.2
Total liabilities and stockholders' equity	$1,171.7	$1,027.6

Employers Holdings, Inc.

Condensed Statements of Income

	Years Ended December 31,
	2019	2018	2017
	(in millions, except per share data)
Revenues
Net investment income	$3.7	$2.5	$1.3
Net realized and unrealized gains on investments	3.3	0.8	—
Total revenues	7.0	3.3	1.3

Expenses
Underwriting and general and administrative expenses	19.0	17.5	15.2
Total expenses	19.0	17.5	15.2

Loss before income taxes and equity in earnings of subsidiaries	(12.0)	(14.2)	(13.9)
Income tax benefit	(2.5)	(4.3)	(5.8)
Net loss before equity in earnings of subsidiaries	(9.5)	(9.9)	(8.1)
Equity in earnings of subsidiaries	166.6	151.2	109.3
Net income	$157.1	$141.3	$101.2

Earnings per common share:
Basic	$4.89	$4.30	$3.11
Diluted	$4.83	$4.24	$3.06

Cash dividends declared per common share and eligible RSUs and PSUs	$0.88	$0.80	$0.60

Employers Holdings, Inc.

Condensed Statement of Cash Flows

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Operating activities
Net income	$157.1	$141.3	$101.2
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(70.4)	(66.7)	(71.5)
Net realized and unrealized gains on investments	(3.3)	(0.8)	—
Stock-based compensation	10.1	9.4	6.8
Amortization of premium on investments, net	—	0.2	0.1
Deferred income tax expense	(2.8)	14.7	5.3
Change in operating assets and liabilities:
Accounts payable, accrued expenses, and other liabilities	2.3	0.2	(0.3)
Federal income taxes	19.2	(18.5)	5.4
Other assets	(0.7)	(0.1)	(0.1)
Intercompany payables and receivables	(3.2)	(2.2)	1.8
Net cash provided by operating activities	108.3	77.5	48.7

Investing activities
Purchases of fixed maturity securities	(9.3)	(14.4)	(30.6)
Purchases of equity securities	(42.0)	(40.0)	—
Proceeds from sale of equity securities	56.0	—	—
Purchases of short-term securities	—	(59.6)	(7.9)
Proceeds from sale of fixed maturity securities	4.3	12.0	5.0
Proceeds from maturities and redemptions of fixed maturity securities	3.8	59.2	4.5
Proceeds from maturities of short-term investments	25.0	—	—
Net change in unsettled investment purchases and sales	(5.0)	3.9	—
Capital contributions to subsidiaries	(73.6)	(4.2)	(5.6)
Net cash used in investing activities	(40.8)	(43.1)	(34.6)

Financing activities
Acquisition of common stock	(67.5)	(4.2)	—
Cash transactions related to stock-based compensation	(2.5)	(1.8)	3.8
Dividends paid to stockholders	(28.9)	(26.7)	(19.7)
Net cash used in financing activities	(98.9)	(32.7)	(15.9)

Net (decrease) increase in cash and cash equivalents	(31.4)	1.7	(1.8)
Cash and cash equivalents at the beginning of the period	41.3	39.6	41.4
Cash and cash equivalents at the end of the period	$9.9	$41.3	$39.6

Schedule VI. Supplemental Information Concerning Property - Casualty Insurance Operations

Employers Holdings, Inc. and Subsidiaries
Consolidated Supplemental Information Concerning Property and Casualty Insurance Operations

Year Ended	Deferred Policy Acquisition Costs	Reserves For Unpaid Losses And LAE	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Related to Current Years	Losses and LAE Related to Prior Years (including LPT Amortization and Adj)	Amortization of Deferred Policy Acquisition Costs	Paid Losses And LAE (including LPT Amortization and Adj)	Net Premiums Written
(in millions)
Employers Segment
2019	$47.9	$2,145.2	$337.0	$695.8	$84.1	$456.1	$(77.5)	$107.7	$421.8	$691.4
2018	48.2	2,207.9	336.3	731.1	78.6	457.5	(66.2)	112.0	416.9	742.8
2017	45.8	2,266.1	318.3	716.5	73.3	447.3	(18.5)	108.2	420.7	723.7

Cerity Segment
2019	$—	$—	$0.1	$—	$0.3	$—	$—	$—	$—	$0.1
2018	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—

Corporate & Other
2019	$—	$47.6	$—	$—	$3.7	$—	$(12.7)	$—	$(12.7)	$—
2018	—	—	—	—	2.6	—	(14.6)	—	(14.6)	—
2017	—	—	—	—	1.3	—	(11.6)	—	(11.6)	—

Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Employers Holdings, Inc.		10-K	001-33245	3.1	February 28, 2019
3.2	Amended and Restated Bylaws of Employers Holdings, Inc.		8-K	001-33245	3.1	June 13, 2018
4.1	Form of Common Stock Certificate		S-1/A	333-139092	4.1	January 18, 2007
4.2	Description of Capital Stock	X
10.1	Quota Share Reinsurance Agreement, dated as of June 30, 1999, between State Industrial Insurance System of Nevada, D.B.A.: Employers Insurance Company of Nevada and the various Reinsurers as identified by the Interests and Liabilities Agreements attached thereto(1)		S-1/A	333-139092	10.1	January 18, 2007
10.2	Producer Agreement, dated as of May 1, 2005, between Employers Compensation Insurance Company and Automatic Data Processing Insurance Agency, Inc.(1)		S-1/A	333-139092	10.2	January 18, 2007
10.3	Confirmation of Amendment No. 1 To Irrevocable Letter of Credit No. 2018-08 between EAC and FHLB SF, dated March 1, 2019		10-Q	001-33245	10.1	April 25, 2019
10.4	Confirmation of Amendment No. 1 To Irrevocable Letter of Credit No. 2018-09 between ECIC and FHLB SF, dated March 1, 2019		10-Q	001-33245	10.2	April 25, 2019
10.5	Confirmation of Amendment No. 1 To Irrevocable Letter of Credit No. 2018-10 between EPIC and FHLB SF, dated March 1, 2019		10-Q	001-33245	10.3	April 25, 2019
10.6	Form of Letter of Credit and Reimbursement Agreement		8-K	001-33245	10.4	March 15, 2018

10.7	Amended and Restated Stock Purchase Agreement among Partner Reinsurance Company of the U.S., Cerity Group, Inc. and Employers Holdings, Inc. (solely in its capacity as Guarantor) dated as of May 23, 2018		8-K/A	001-33245	10.1	May 24, 2018
10.8	Amendment No. 1 to the Amended and Restated Stock Purchase Agreement among Partner Reinsurance Company of the U.S., Cerity Group, Inc. and Employers Holdings, Inc.		10-Q	001-33245	10.11	October 25, 2018
*10.9	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors		10-Q	001-33245	10.1	August 7, 2009
*10.10	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Stephen V. Festa, dated June 26, 2017, and effective as of January 1, 2018		8-K	001-33245	10.2	June 30, 2017
*10.11	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Douglas D. Dirks, dated November 7, 2018 and effective January 1, 2019		8-K	001-33245	10.1	November 8, 2018
*10.12	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Michael S. Paquette, dated November 7, 2018 and effective January 1, 2019		8-K	001-33245	10.1	November 8, 2018
*10.13	Employment Agreement by and between Employers Holdings, Inc. and Lori A. Brown, dated November 8, 2018 and effective January 1, 2019		10-K	001-33245	10.20	February 28, 2019
*10.14	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Tracey L. Berg, dated April 24, 2019, and effective as of May 1, 2019		8-K	001-33245	10.1	April 26, 2019
*10.15	Employment Agreement by and between Employers Holdings, Inc. and Jeffrey C. Shaw, dated April 29, 2019 and effective May 1, 2019		10-Q	001-33245	10.1	July 29, 2019
*10.16	Employment Agreement by and between Employers Holdings, Inc. and Katherine H. Antonello, dated June 27, 2019 and effective August 5, 2019		10-Q	001-33245	10.1	October 25, 2019
*10.17	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement		10-Q	001-33245	10.2	April 27, 2017
*10.18	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement		10-Q	001-33245	10.3	April 27, 2017
*10.19	Employers Holdings, Inc. Equity and Incentive Plan Form of Stock Option Agreement		10-Q	001-33245	10.3	April 30, 2015
*10.20	Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan		8-K	001-3324	10.1	May 22, 2015
21.1	Subsidiaries of Employers Holdings, Inc.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
————
*Represents management contracts and compensatory plans or arrangements.

(1)
Confidential treatment has been requested for certain confidential portions of this exhibit; these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 20, 2020	EMPLOYERS HOLDINGS, INC.

		By:	/s/ Michael S. Paquette
Name: Michael S. Paquette
Title: Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Rumbolz	Chairman of the Board	February 20, 2020
Michael D. Rumbolz

/s/ Douglas D. Dirks	President and Chief Executive Officer, Director (Principal Executive Officer)	February 20, 2020
Douglas D. Dirks

/s/ Michael S. Paquette	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2020
Michael S. Paquette

/s/ Richard W. Blakey	Director	February 20, 2020
Richard W. Blakey

/s/ Prasanna G. Dhoré	Director	February 20, 2020
Prasanna G. Dhoré

/s/ João (John) M. de Figueiredo	Director	February 20, 2020
João (John) M. de Figueiredo

/s/ Valerie R. Glenn	Director	February 20, 2020
Valerie R. Glenn

/s/ Barbara A. Higgins	Director	February 20, 2020
Barbara A. Higgins

/s/ James R. Kroner	Director	February 20, 2020
James R. Kroner

/s/ Michael J. McColgan	Director	February 20, 2020
Michael J. McColgan

/s/ Michael J. McSally	Director	February 20, 2020
Michael J. McSally

/s/ Jeanne L. Mockard	Director	February 20, 2020
Jeanne L. Mockard