Form 10-Q
period 2020-03-31
Employers Holdings, Inc.
filed 2020-04-24
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 16, 2020, there were 30,373,572 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	March 31, 2020	December 31, 2019
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,314.7 at March 31, 2020 and $2,403.3 at December 31, 2019, net of CECL allowance of $10.7 million at March 31, 2020)	$2,367.4	$2,485.9
Equity securities at fair value (cost $173.8 at March 31, 2020 and $155.6 at December 31, 2019)	205.7	256.7
Equity securities at cost	6.7	6.7
Other invested assets (cost $31.1 at March 31, 2020 and $28.4 at December 31, 2019)	31.4	29.1
Short-term investments at fair value (amortized cost $9.3 at March 31, 2020)	9.3	—
Total investments	2,620.5	2,778.4
Cash and cash equivalents	174.1	154.9
Restricted cash and cash equivalents	0.3	0.3
Accrued investment income	16.8	16.4
Premiums receivable (less CECL allowance of $3.9 at March 31, 2020 and less bad debt allowance of $4.6 at December 31, 2019)	292.2	285.7
Reinsurance recoverable for:
Paid losses	7.5	7.2
Unpaid losses (less CECL allowance of $0.4 at March 31, 2020)	526.6	532.5
Deferred policy acquisition costs	51.6	47.9
Deferred income taxes, net	19.8	—
Property and equipment, net	21.6	21.9
Operating lease right-of-use assets	14.9	15.9
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Contingent commission receivable—LPT Agreement	13.2	13.2
Cloud computing arrangements	36.5	33.6
Other assets	66.8	46.4
Total assets	$3,912.2	$4,004.1
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$2,191.7	$2,192.8
Unearned premiums	353.8	337.1
Commissions and premium taxes payable	47.6	48.6
Accounts payable and accrued expenses	27.1	29.8
Deferred reinsurance gain—LPT Agreement	134.7	137.1
Operating lease liability	16.8	17.8
Non-cancellable obligations	21.3	23.0
Other liabilities	61.9	52.1
Total liabilities	$2,854.9	$2,838.3
Commitments and contingencies

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	March 31, 2020	December 31, 2019
Stockholders’ equity:	(unaudited)
Common stock, $0.01 par value; 150,000,000 shares authorized; 57,375,585 and 57,184,370 shares issued and 30,403,012 and 31,355,378 shares outstanding at March 31, 2020 and December 31, 2019, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	397.0	396.4
Retained earnings	1,115.9	1,158.8
Accumulated other comprehensive income, net of tax	41.6	65.3
Treasury stock, at cost (26,972,573 shares at March 31, 2020 and 25,828,992 shares at December 31, 2019)	(497.8)	(455.3)
Total stockholders’ equity	1,057.3	1,165.8
Total liabilities and stockholders’ equity	$3,912.2	$4,004.1
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(in millions, except per share data)
	Three Months Ended
	March 31,
	2020	2019
Revenues	(unaudited)
Net premiums earned	$167.9	$174.8
Net investment income	19.9	21.8
Net realized and unrealized (losses) gains on investments	(61.1)	23.3
Other income	0.3	0.4
Total revenues	127.0	220.3
Expenses
Losses and loss adjustment expenses	104.3	88.6
Commission expense	21.3	22.0
Underwriting and general and administrative expenses	46.7	47.5
Interest and financing expenses	—	0.4
Total expenses	172.3	158.5
Net (loss) income before income taxes	(45.3)	61.8
Income tax (benefit) expense	(10.4)	10.0
Net (loss) income	$(34.9)	$51.8

Comprehensive (loss) income
Unrealized AFS investment (losses) gains arising during the period (net of tax benefit (expense) of $7.6 and $(10.0) for the three months ended March 31, 2020 and 2019, respectively)	$(29.2)	$37.8
Reclassification adjustment for realized AFS investment losses (gains) in net income (net of tax benefit (expense) of $1.4 and $(0.1) for the three months ended March 31, 2020 and 2019, respectively)	5.5	(0.5)
Other comprehensive (loss) income, net of tax	(23.7)	37.3
Total comprehensive (loss) income	$(58.6)	$89.1

Net realized and unrealized (losses) gains on investments
Net realized and unrealized (losses) gains on investments before impairments	$(61.1)	$23.3
Other than temporary impairment recognized in earnings	—	—
Net realized and unrealized (losses) gains on investments	$(61.1)	$23.3

Earnings (loss) per common share (Note 13):
Basic	$(1.14)	$1.60
Diluted	$(1.14)	$1.57
Cash dividends declared per common share and eligible RSUs and PSUs	$0.25	$0.22
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2020	57,184,370	$0.6	$396.4	$1,158.8	$65.3	$(455.3)	$1,165.8
Stock-based obligations	—	—	2.5	—	—	—	2.5
Stock options exercised	36,500	—	0.8	—	—	—	0.8
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	154,715	—	(2.7)	—	—	—	(2.7)
Acquisition of common stock	—	—	—	—	—	(42.5)	(42.5)
Dividends declared	—	—	—	(8.0)	—	—	(8.0)
Net (loss) income for the period	—	—	—	(34.9)	—	—	(34.9)
Change in net unrealized losses on investments, net of taxes of $6.2	—	—	—	—	(23.7)	—	(23.7)
Balance, March 31, 2020	57,375,585	$0.6	$397.0	$1,115.9	$41.6	$(497.8)	$1,057.3

Balance, January 1, 2019	56,975,675	$0.6	$388.8	$1,030.7	$(13.7)	$(388.2)	$1,018.2
Stock-based obligations	—	—	2.4	—	—	—	2.4
Stock options exercised	1,300	—	0.1	—	—	—	0.1
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	167,555	—	(3.2)	—	—	—	(3.2)
Acquisition of common stock	—	—	—	—	—	(27.5)	(27.5)
Dividends declared	—	—	—	(7.4)	—	—	(7.4)
Net income for the period	—	—	—	51.8	—	—	51.8
Change in net unrealized gains on investments, net of taxes of $(9.9)	—	—	—	—	37.3	—	37.3
Balance, March 31, 2019	57,144,530	$0.6	$388.1	$1,075.1	$23.6	$(415.7)	$1,071.7

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Three Months Ended
	March 31,
	2020	2019
Operating activities	(unaudited)
Net (loss) income	$(34.9)	$51.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2.1	1.2
Stock-based compensation	2.4	2.4
Amortization of cloud computing arrangements	1.6	1.0
Amortization of premium on investments, net	3.2	1.9
Allowance for expected credit losses	(0.3)	(1.0)
Deferred income tax expense	(13.6)	4.0
Net realized and unrealized losses (gains) on investments	61.1	(23.3)
Change in operating assets and liabilities:
Premiums receivable	(5.8)	(18.6)
Reinsurance recoverable on paid and unpaid losses	5.2	5.7
Cloud computing arrangements	(4.5)	(0.1)
Operating lease right-of-use-assets	1.0	(16.8)
Current federal income taxes	3.0	6.4
Unpaid losses and loss adjustment expenses	(1.1)	(18.6)
Unearned premiums	16.7	32.6
Accounts payable, accrued expenses and other liabilities	(1.9)	(10.7)
Deferred reinsurance gain—LPT Agreement	(2.4)	(2.5)
Operating lease liabilities	(1.0)	19.0
Non-cancellable obligations	(1.7)	(1.4)
Other	(13.6)	(12.9)
Net cash provided by operating activities	15.5	20.1
Investing activities
Purchases of fixed maturity securities	(228.3)	(95.4)
Purchases of equity securities	(89.3)	(16.1)
Purchases of short-term investments	(76.2)	(0.1)
Purchases of other invested assets	(2.7)	—
Proceeds from sale of fixed maturity securities	220.2	51.2
Proceeds from sale of equity securities	86.5	8.7
Proceeds from maturities and redemptions of fixed maturity securities	86.6	65.6
Proceeds from maturities of short-term investments	66.9	25.0
Net change in unsettled investment purchases and sales	(5.6)	(24.2)
Capital expenditures and other	(1.9)	(4.8)
Net cash provided by investing activities	56.2	9.9
Financing activities
Acquisition of common stock	(42.5)	(26.6)
Cash transactions related to stock-based compensation	(1.9)	(3.2)
Dividends paid to stockholders	(8.0)	(7.3)
Payments on capital leases	(0.1)	(0.1)
Net cash used in financing activities	(52.5)	(37.2)
Net increase in cash, cash equivalents and restricted cash	19.2	(7.2)
Cash, cash equivalents and restricted cash at the beginning of the period	155.2	102.0
Cash, cash equivalents and restricted cash at the end of the period	$174.4	$94.8

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	March 31, 2020	December 31, 2019
	(in millions)
Cash and cash equivalents	$174.1	$154.9
Restricted cash and cash equivalents supporting reinsurance obligations	0.3	0.3
Total cash, cash equivalents and restricted cash	$174.4	$155.2

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
The accompanying consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s Form 10-K for the year ended December 31, 2019 (Annual Report).
The Company operates through two reportable segments: Employers and Cerity. Each of the segments represents a separate and distinct underwriting platform through which the Company conducts insurance business. This presentation allows the reader, as well as the Company's chief operating decision makers, to objectively analyze the business originated through each of the Company's underwriting platforms. Prior to December 31, 2019, the Company operated under a single reportable segment. All periods prior to December 31, 2019 have been conformed to the current presentation. Detailed financial information about the Company's operating segments is presented in Note 14.
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
2. New Accounting Standards
Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848). This update provides optional transition guidance to ease the potential accounting burden associated with transitioning away from the London Interbank Offered Rate (LIBOR), with optional expedients and exceptions related to the application of US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. Companies can apply this ASU immediately, but early adoption is only available through December 31, 2022. The Company is evaluating the impact of LIBOR on its existing contracts and investments, but does not expect that this update will have a material impact on its consolidated financial condition or results of operations.
In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740). This update simplifies the accounting for income taxes within Accounting Standards Codification (ASC) topic 740 by removing certain exceptions and clarifying existing guidance. This update becomes effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2020. The Company has determined that the impact of this new standard will not be material to its consolidated financial condition and results of operations.
Recently Adopted Accounting Standards
In April 2019, FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this update represent changes to clarify, correct errors in, or improve the codification within various ASC topics. The Company adopted the updates related to Topic 815 when it adopted ASU 2016-13. The Company determined that the impact of these improvements was not material to its consolidated financial condition and results of operations.
In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This update removes the disclosure requirements for the amounts of and the reasons for transfers between Level 1 and Level 2 and disclosure of the policy for timing of transfers between levels. This update also removes disclosure requirements for the valuation processes for Level 3 fair value measurements. Additionally, this update adds disclosure requirements for the changes in unrealized gains and losses for recurring Level 3 fair value measurements and quantitative information for certain unobservable inputs in Level 3 fair value measurements. Additionally, in March 2020, FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This update provided clarification and eliminated inconsistencies on a variety of topics within the codification. The Company adopted applicable standards and there was no impact on its consolidated financial condition and results of operations.
In January 2017, FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). This update simplifies the measurement of goodwill by eliminating the performance of Step 2 in the goodwill impairment testing. This update allows the testing to be performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge when the carrying amount exceeds fair value. Additionally, this update eliminates the requirements of any reporting unit with a zero or negative carrying value to perform Step 2, but requires disclosure of the amount of goodwill allocated to a reporting unit with zero or negative carrying amount of net assets. The Company adopted this standard and there was no impact on its consolidated financial condition and results of operations.
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This update replaces the incurred loss impairment methodology for recognizing credit losses on financial instruments with a methodology that reflects an entity's current estimate of all expected credit losses. This update requires financial assets (including receivables and reinsurance recoverables) measured at amortized cost to be presented net of an allowance for credit losses. Additionally, this update requires credit losses on available-for-sale fixed maturity securities to be presented as an allowance rather than as a write-down, allowing an entity to also record reversals of credit losses in current period net income. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Additionally, in December 2018, FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This update provides clarification on the effective and transition dates and the exclusion of operating lease receivables from Topic 326. In May 2019, FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. This update adds optional transition relief for entities to elect the fair value option for certain financial assets previously measured at amortized cost basis to increase comparability of similar financial assets. In December 2019, FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses which provides clarification on certain aspects of the guidance in ASC 326 including purchased credit-deteriorated financial assets, transition relief for troubled debt restructurings, disclosure relief for accrued interest receivables and allows a practical expedient for financial assets secured by collateral maintenance provisions. The Company adopted these standards on January 1, 2020 and did not make any opening balance sheet adjustments due to the immaterial amounts. See Note 5 regarding the impact of this adoption on the Company's consolidated financial condition and results of operations.

3. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,582.4	$2,582.4	$2,742.6	$2,742.6
Cash and cash equivalents	174.1	174.1	154.9	154.9
Restricted cash and cash equivalents	0.3	0.3	0.3	0.3

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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments made to the prices obtained from third party pricing services as of March 31, 2020 and December 31, 2019.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. When objectively verifiable information is not available, the Company produces an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.

The following table presents the Company’s investments at fair value and the corresponding fair value measurements.

	March 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$91.1	$—	$—	$85.6	$—
U.S. Agencies	—	3.1	—	—	2.9	—
States and municipalities	—	422.4	—	—	484.5	—
Corporate securities	—	971.9	—	—	1,079.0	—
Residential mortgage-backed securities	—	497.6	—	—	480.4	—
Commercial mortgage-backed securities	—	105.0	—	—	110.6	—
Asset-backed securities	—	49.9	—	—	61.2	—
Collateralized loan obligations	—	74.3	—	—	—	—
Other securities	—	152.1	—	—	181.7	—
Total fixed maturity securities	$—	$2,367.4	$—	$—	$2,485.9	$—
Equity securities at fair value:
Industrial and miscellaneous	$172.3	$—	$—	$216.4	$—	$—
Other	33.4	—	—	40.3	—	—
Total equity securities at fair value	$205.7	$—	$—	$256.7	$—	$—
Short-term investments	$9.3	$—	$—	$—	$—	$—
Total investments at fair value	$215.0	$2,367.4	$—	$256.7	$2,485.9	$—

Financial Instruments Carried at Cost
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
The Company also has investments in convertible preferred shares of real estate investment trusts which are carried at cost and approximate fair value.
Financial Instruments Carried at Net Asset Value (NAV)
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company’s Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at NAV and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. The Company performs certain control procedures to validate the appropriateness of using NAV as a measurement. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 12 years, subject to three one year extensions at the general partner’s discretion. The Company will receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment, or portion thereof. The Company expects these distributions from time-to-time during the full course of the fund term. As of March 31, 2020, the Company had unfunded commitments to these private equity limited partnerships totaling $38.9 million.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.
The following table presents cash and investments carried at NAV on the Company’s Consolidated Balance Sheets.

	March 31, 2020	December 31, 2019
	(in millions)
Cash equivalents carried at NAV	$72.5	$14.4
Other invested assets carried at NAV	11.4	9.1

4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s available-for-sale (AFS) investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At March 31, 2020
Fixed maturity securities
U.S. Treasuries	$86.0	$5.1	$—	$91.1
U.S. Agencies	2.8	0.3	—	3.1
States and municipalities	397.2	25.5	(0.3)	422.4
Corporate securities	947.4	31.0	(6.5)	971.9
Residential mortgage-backed securities	476.8	22.0	(1.2)	497.6
Commercial mortgage-backed securities	104.4	2.9	(2.3)	105.0
Asset-backed securities	52.0	0.2	(2.3)	49.9
Collateralized loan obligations	83.0	—	(8.7)	74.3
Other securities	165.1	0.1	(13.1)	152.1
Total fixed maturity securities	$2,314.7	87.1	(34.4)	$2,367.4
Short-term investments	9.3	—	—	9.3
Total AFS investments	$2,324.0	$87.1	$(34.4)	$2,376.7

At December 31, 2019
Fixed maturity securities
U.S. Treasuries	$83.7	$1.9	$—	$85.6
U.S. Agencies	2.8	0.1	—	2.9
States and municipalities	458.2	26.3	—	484.5
Corporate securities	1,038.6	40.4	—	1,079.0
Residential mortgage-backed securities	471.7	9.4	(0.7)	480.4
Commercial mortgage-backed securities	107.4	3.2	—	110.6
Asset-backed securities	60.4	0.9	(0.1)	61.2
Other securities	180.5	1.6	(0.4)	181.7
Total AFS investments	$2,403.3	83.8	(1.2)	$2,485.9
The cost and estimated fair value of the Company’s equity securities recorded at fair value at March 31, 2020 and December 31, 2019 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At March 31, 2020
Equity securities at fair value
Industrial and miscellaneous	$139.1	$172.3
Other	34.7	33.4
Total equity securities at fair value	$173.8	$205.7

At December 31, 2019
Equity securities at fair value
Industrial and miscellaneous	$129.1	$216.4
Other	26.5	40.3
Total equity securities at fair value	$155.6	$256.7

The Company had Other invested assets totaling $31.4 million and $29.1 million at March 31, 2020 and December 31, 2019, respectively. These investments consisted of: (i) private equity limited partnerships that totaled $11.4 million and $9.1 million (initial cost of $11.1 million and $8.4 million) at March 31, 2020 and December 31, 2019, respectively, which are carried at NAV based on information provided by the general partner; and (ii) convertible preferred shares of real estate investment trusts that totaled $20.0 million at each of March 31, 2020 and December 31, 2019, which are carried at cost and approximate fair value. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through net realized and unrealized gains and losses on the Company’s Consolidated Statements of Comprehensive Income.
The amortized cost and estimated fair value of the Company’s fixed maturity securities at March 31, 2020, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$88.5	$88.1
Due after one year through five years	655.8	668.8
Due after five years through ten years	786.8	813.1
Due after ten years	67.4	70.6
Mortgage and asset-backed securities	716.2	726.8
Total	$2,314.7	$2,367.4

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in millions, except number of issues data)
Less than 12 months:
Fixed maturity securities
States and municipalities	$17.5	$(0.3)	4	$—	$—	—
Corporate securities	166.2	(6.5)	67	—	—	—
Residential mortgage-backed securities	15.2	(1.2)	6	56.9	(0.2)	29
Commercial mortgage-backed securities	25.6	(2.3)	19	—	—	—
Asset-backed securities	39.2	(2.3)	31	10.1	(0.1)	6
Collateralized loan obligations	71.8	(8.7)	19	—	—	—
Other securities	144.1	(12.9)	297	15.2	(0.3)	64
Total less than 12 months	$479.6	$(34.2)	443	$82.2	$(0.6)	99

12 months or greater:
Fixed maturity securities
Residential mortgage-backed securities	$—	$—	—	$40.0	$(0.5)	19
Other securities	2.4	(0.2)	13	5.9	(0.1)	19
Total 12 months or greater	$2.4	$(0.2)	13	$45.9	$(0.6)	38

The Company recorded $10.7 million of allowance for expected credit losses on available-for-sale debt securities during the three months ended March 31, 2020. See Note 5. There were no other-than-temporary impairments on fixed maturity securities recognized during the three months ended March 31, 2019. Those fixed maturity securities whose total fair value was less than amortized cost at March 31, 2020, were those in which the Company had no intent, need or requirement to sell at an amount less than their amortized cost.
Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses on fixed maturity securities are also recognized when securities are written down as a result of an other-than-temporary impairment or for changes in the expected credit loss allowance.

Net realized gains (losses) on investments and the change in unrealized gains on the Company’s investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI, before tax
	(in millions)
Three Months Ended March 31, 2020
Fixed maturity securities	$4.1	$(11.0)	$(29.9)	$(6.9)	$(29.9)
Equity securities	22.7	(7.3)	(69.2)	(53.8)	—
Other invested assets	—	—	(0.4)	(0.4)	—
Total investments	$26.8	$(18.3)	$(99.5)	$(61.1)	$(29.9)

Three Months Ended March 31, 2019
Fixed maturity securities	$1.0	$(0.4)	$47.2	$0.6	$47.2
Equity securities	1.6	(0.1)	21.2	22.7	—
Total investments	$2.6	$(0.5)	$68.4	$23.3	$47.2
Proceeds from the sales of fixed maturity securities were $220.2 million for the three months ended March 31, 2020, compared to $51.2 million for the three months ended March 31, 2019.
Net investment income was as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Fixed maturity securities	$19.3	$20.4
Equity securities	1.3	1.9
Other invested assets	0.6	—
Short term investments	0.1	—
Cash equivalents and restricted cash	0.2	0.5
Gross investment income	21.5	22.8
Investment expenses	(1.6)	(1.0)
Net investment income	$19.9	$21.8

The Company is required by various state laws and regulations to hold securities or letters of credit in depository accounts with certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of March 31, 2020 and December 31, 2019, securities having a fair value of $837.2 million and $844.9 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $295.0 million and $260.0 million of securities on deposit as of March 31, 2020 and December 31, 2019, respectively (See Note 10).
Certain reinsurance contracts require the Company’s funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at March 31, 2020 and December 31, 2019 was $3.3 million and $2.9 million, respectively.
5. Current Expected Credit Losses
The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) in the first quarter of 2020, which replaced the incurred loss methodology with an expected loss methodology known as the current expected loss methodology (CECL). The measurement of CECL is applicable to financial assets measured at amortized cost, which includes held-to-maturity securities, trade receivables, lease receivables, reinsurance recoverables, financial guarantee contracts, loan commitments, and financial assets with evidence of credit deterioration. Additionally, Topic 326 made changes to the accounting for AFS debt securities. This change requires credit losses to be presented as an allowance rather than as a write-down on AFS debt securities that the Company does not intend to sell or believes that it is more likely than not that it will be required to sell.

Premiums Receivable
Premiums receivable balances are all due within one year or less. The Company currently determines the allowance for premiums receivable based on an internal aging schedule using collectability and historical payment patterns, as well as current and expected future market conditions to determine the appropriateness of the allowance. Historical payment patterns provide the basis for the estimation along with similar risk characteristics and the Company's business strategy, which have not changed significantly over time. However, current and future market conditions have deteriorated as compared with the economic conditions included in the historical information. Specifically, unemployment and the temporary closures of small businesses have increased rapidly as of March 31, 2020, and the Company expects this will continue in the near future. Based on our past experience with generally similar conditions, the Company adjusted the historical payment patterns and aging schedule to reflect the differences in our current conditions and future forecasted changes. Changes in the allowance for credit losses are recorded through general and administrative expenses.
The table below shows the changes in the allowance for expected credit losses on premiums receivable.

Three Months Ended
March 31,
2020
(in millions)
Beginning balance of the allowance for expected credit losses on premiums receivable	$4.6
Current period provision for expected credit losses	4.1
Write-offs charged against the allowance	(4.8)
Ending balance of the allowance for expected credit losses on premiums receivable	$3.9

Reinsurance Recoverable
In assessing an allowance for reinsurance assets, which includes reinsurance recoverables and contingent commission receivables, the Company considers historical information, financial strength of reinsurers, collateralization amounts and ratings to determine the appropriateness of the allowance. Historically, the Company has not experienced a credit loss from reinsurance transactions. In assessing future default, the Company evaluated the CECL allowance under the ratings based method using the A.M. Best Average Cumulative Net Impairment Rates. Reinsurer ratings are also assessed through this process. Changes in the allowance for credit losses are recorded through general and administrative expenses.
The table below shows the changes in the allowance for expected credit losses on reinsurance recoverables.

Three Months Ended
March 31,
2020
(in millions)
Beginning balance of the allowance for expected credit losses on reinsurance recoverables	$—
Current period provision for expected credit losses	0.4
Ending balance of the allowance for expected credit losses on reinsurance recoverables	$0.4

Investments
The Company assesses all AFS debt securities in an unrealized loss position for expected credit losses. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria is met, the security's amortized cost basis is written down to its fair value. For AFS debt securities that do not meet either criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Any impairment that has not been recorded through an allowance for credit losses is recognized in Accumulated other comprehensive income on the Company's Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded through realized capital losses.
As of March 31, 2020, the Company established an aggregate allowance for credit losses in the amount of $10.7 million. For the Company’s investments in fixed-rate debt securities, the allowance for credit losses was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the expected present value of cash flows expected to be collected to its amortized cost basis. For the Company’s investments in Bank Loans and Collateralized Loan Obligations, which are not generally subject to interest rate risk, the allowance for credit losses was determined by observing the amount by which the investment’s amortized cost exceeded its fair value and adjusting that amount by the observed impact of the liquidity risk associated with the investment.
As of March 31, 2020, the Company did not intend to sell any of its AFS debt securities in which its amortized cost exceeded its fair value.
Accrued interest receivable on AFS debt securities totaled $16.8 million at March 31, 2020 and is excluded from the estimate of credit losses based on historically timely payments.
The table below shows the changes in the allowance for expected credit losses on available-for-sale securities.

Three Months Ended
March 31,
2020
(in millions)
Beginning balance of the allowance for expected credit losses on AFS securities	$—
Current period provision for expected credit losses	10.7
Ending balance of the allowance for expected credit losses on AFS securities	$10.7

6. Property and Equipment
Property and equipment consists of the following:

	As of March 31,	As of December 31,
	2020	2019
	(in millions)
Furniture and equipment	$2.6	$2.5
Leasehold improvements	6.1	6.0
Computers and software	61.6	60.3
Automobiles	1.1	1.1
Property and equipment, gross	71.4	69.9
Accumulated depreciation	(49.8)	(48.0)
Property and equipment, net	$21.6	$21.9

Depreciation expenses related to property and equipment for the three months ended March 31, 2020 were $2.1 million, and $9.0 million for the year ended December 31, 2019. Internally developed software costs of $0.8 million were capitalized during the three months ended March 31, 2020, and $3.2 million in internally developed software costs were capitalized during the year ended December 31, 2019.
Cloud Computing Arrangements
The Company’s capitalized costs associated with cloud computing arrangements totaled $36.5 million and $33.6 million, which were comprised of service contract fees and implementation costs associated with hosting arrangements on the Company’s Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively. Total amortization for hosting arrangements was $1.6 million and $5.3 million for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.
Leases
The Company determines if an arrangement is a lease at the inception of the transaction. Operating leases for offices are presented as a right-of-use asset (ROU asset) and lease liability on the Company’s Consolidated Balance Sheets. Financing leases for automobiles are included in property and equipment and other liabilities on the Company’s Consolidated Balance Sheets.
ROU assets represent the right to use an underlying asset for the lease term and the lease liability represents the obligation to make lease payments arising from the lease transaction. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses collateralized incremental borrowing rates to determine the present value of lease payments. The ROU assets also include lease payments less any lease incentives within a lease agreement. The Company’s lease terms may include options to extend or terminate a lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s operating leases have remaining terms of 1 year to 7 years, with options to extend up to 10 years with no termination provision. The Company’s finance leases have an option to terminate after 1 year.
Components of lease expense were as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Operating lease expense	$1.3	$1.3
Finance lease expense	0.1	0.1
Total lease expense	$1.4	$1.4

As of March 31, 2020, the weighted average remaining lease term for operating leases was 5.7 years and for finance leases was 3.0 years. The weighted average discount rate was 3.2% and 3.7% for operating and finance leases, respectively.
Maturities of lease liabilities were as follows:

	As of March 31, 2020
	Operating Leases	Finance Leases
	(in millions)
2020	$3.6	$0.2
2021	3.4	0.2
2022	2.3	0.1
2023	2.3	0.1
2024	2.2	—
Thereafter	4.6	—
Total lease payments	18.4	0.6
Less: imputed interest	(1.6)	—
Total	$16.8	$0.6

Supplemental balance sheet information related to leases was as follows:

	As of March 31,	As of December 31,
	2020	2019
	(in millions)
Operating leases:
Operating lease right-of-use asset	$14.9	$15.9
Operating lease liability	16.8	17.8
Finance leases:
Property and equipment, gross	1.1	1.1
Accumulated depreciation	(0.6)	(0.5)
Property and equipment, net	0.5	0.6
Other liabilities	$0.6	$0.6
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1.3	$1.3
Financing cash flows used for finance leases	0.1	0.1

7. Income Taxes
The Company’s effective tax rates were 23.0% and 16.2% for the three months ended March 31, 2020 and 2019, respectively. The increase in the effective rate was due primarily to having a higher proportion of fully deductible losses in the current period versus the proportion of fully taxable income a year ago, as well as the impact of state income taxes.
8. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Unpaid losses and LAE at beginning of period	$2,192.8	$2,207.9
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	532.5	504.4
Net unpaid losses and LAE at beginning of period	1,660.3	1,703.5
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	110.2	113.3
Prior periods	(3.5)	(22.2)
Total net losses and LAE incurred during the period	106.7	91.1
Paid losses and LAE, net of reinsurance, related to:
Current period	6.9	7.4
Prior periods	95.4	96.6
Total net paid losses and LAE during the period	102.3	104.0
Ending unpaid losses and LAE, net of reinsurance	1,664.7	1,690.6
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	527.0	498.7
Unpaid losses and LAE at end of period	$2,191.7	$2,189.3
Total net losses and LAE included in the above table exclude amortization of the deferred reinsurance gain—LPT Agreement, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments, which totaled $2.4 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively (See Note 9).
The change in incurred losses and LAE attributable to prior periods for the three months ended March 31, 2020 included $3.0 million of favorable development on the Company’s voluntary risk business and $0.5 million of favorable development on the Company’s assigned risk business. The change in incurred losses and LAE attributable to prior periods for the three months ended March 31, 2019 included $22.0 million of favorable development on the Company’s voluntary risk business and $0.2 million of favorable development on the Company’s assigned risk business. The favorable prior accident year loss development on voluntary business during the three months ended March 31, 2020 was the result of observed favorable loss cost trends, primarily for accident years 2010 and prior. The favorable prior accident year loss development on voluntary business during the three months ended March 31, 2019 was the result of observed favorable loss cost trends, primarily for the 2014 through 2017 accident years, which have been impacted by the Company's internal initiatives to reduce loss costs, including the accelerated claims settlement activity that began in 2014 and that has continued into 2020.
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

The Company amortized $2.4 million and $2.5 million of the Deferred Gain for the three months ended March 31, 2020 and 2019, respectively. The remaining Deferred Gain was $134.7 million and $137.1 million as of March 31, 2020 and December 31, 2019, respectively. The estimated remaining liabilities subject to the LPT Agreement were $374.6 million and $380.4 million as of March 31, 2020 and December 31, 2019, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $801.9 million and $796.2 million from inception through March 31, 2020 and December 31, 2019, respectively.
10. Financing Arrangements
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
FHLB membership also allows the Company’s insurance subsidiaries access to standby letters of credit. On March 9, 2018, ECIC, EPIC, and EAC entered into standby Letter of Credit Reimbursement Agreements (Letter of Credit Agreements) with the FHLB. On March 1, 2019, FHLB and ECIC amended its Letter of Credit Agreement to increase its credit amount and on March 2, 2020, FHLB and EAC and EPIC each amended their Letter of Credit Agreements to increase their respective credit amounts. The Letter of Credit Agreements are between the FHLB and each of EAC, in the amount of $80.0 million, ECIC, in the amount of $90.0 million, and EPIC, in the amount of $125.0 million. The amended Letter of Credit Agreements will expire March 31, 2021, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of March 31, 2020 and December 31, 2019, letters of credit totaling $295.0 million and $260.0 million, respectively, were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements.
As of March 31, 2020 and December 31, 2019, investment securities having a fair value of $402.2 million and $326.8 million, respectively, were pledged to the FHLB by the Company’s insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.
11. Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of unrealized gains on investments classified as AFS, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income:

	March 31, 2020	December 31, 2019
	(in millions)
Net unrealized gains on investments, before taxes	$52.7	$82.6
Deferred tax expense on net unrealized gains	(11.1)	(17.3)
Total accumulated other comprehensive income	$41.6	$65.3

12. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2020
RSUs(1)	77,560	$37.81	$2.9
PSUs(2)	105,180	37.81	4.0

(1)
The RSUs awarded in March 2020 were awarded to certain employees of the Company and vest 25% on March 15, 2021, and each of the subsequent three anniversaries of that date. The RSUs are subject to accelerated vesting in certain circumstances, including but not limited to: death, disability, retirement, or in connection with a change of control of the Company.

(2)
The PSUs awarded in March 2020 were awarded to certain employees of the Company and have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The value shown in the table represents the aggregate number of PSUs awarded at the target level.

Employees who were awarded RSUs and PSUs are entitled to receive dividend equivalents, payable in cash, when the underlying award vests and becomes payable. If the underlying award does not vest or is forfeited, any dividend equivalents with respect to the underlying award will also fail to become payable and will be forfeited.
Stock options exercised totaled 36,500 for the three months ended March 31, 2020, 1,300 for the three months ended March 31, 2019, and 31,630 for the year ended December 31, 2019.
As of March 31, 2020, the Company had 117,516 options, 259,485 RSUs, and 280,893 PSUs (based on target number awarded) outstanding.
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
The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended
	March 31,
	2020	2019
	(in millions, except share data)
Net (loss) income—basic and diluted	$(34.9)	$51.8
Weighted average number of shares outstanding—basic	30,697,496	32,442,287
Effect of dilutive securities:
PSUs	331,806	346,624
Stock options	64,539	80,138
RSUs	62,308	85,030
Dilutive potential shares	458,653	511,792
Weighted average number of shares outstanding—diluted	31,156,149	32,954,079

14. Segment Reporting
The Company has recently made changes to its corporate structure, mainly involving the launch and further development of a new digital insurance platform offered under the Cerity brand name (Cerity). As of December 31, 2019, the Company has determined that it has two reportable segments: Employers and Cerity. Each of these segments represents a separate and distinct underwriting platform through which the Company conducts insurance business. The nature and composition of each reportable segment and its Corporate and Other activities are as follows:
The Employers segment is defined as traditional business offered through the EMPLOYERS brand name (Employers) through its agents, including business originated from the Company's strategic partnerships and alliances.
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
Prior to December 31, 2019, the Company operated under a single reportable segment. All periods prior to December 31, 2019 presented herein have been conformed to the current presentation.

The following table summarizes the Company's written premium and components of net income before income taxes by reportable segment.

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Three Months Ended March 31, 2020
Gross premiums written	$184.7	$—	$—	$184.7
Net premiums written	183.4	—	—	183.4

Net premiums earned	167.9	—	—	167.9
Net investment income	18.6	0.8	0.5	19.9
Net realized and unrealized losses on investments	(57.3)	(1.7)	(2.1)	(61.1)
Other income	0.3	—	—	0.3
Total revenues	129.5	(0.9)	(1.6)	127.0

Losses and loss adjustment expenses	106.7	—	(2.4)	104.3
Commission expense	21.3	—	—	21.3
Underwriting and general and administrative expenses	39.2	3.8	3.7	46.7
Total expenses	167.2	3.8	1.3	172.3

Net loss before income taxes	$(37.7)	$(4.7)	$(2.9)	$(45.3)

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Three Months Ended March 31, 2019
Gross premiums written	$210.0	$—	$—	$210.0
Net premiums written	208.7	—	—	208.7

Net premiums earned	174.8	—	—	174.8
Net investment income	20.6	—	1.2	21.8
Net realized and unrealized gains on investments	20.8	—	2.5	23.3
Other income	0.4	—	—	0.4
Total revenues	216.6	—	3.7	220.3

Losses and loss adjustment expenses	91.1	—	(2.5)	88.6
Commission expense	22.0	—	—	22.0
Underwriting and general and administrative expenses	39.3	3.5	4.7	47.5
Interest and financing expenses	0.4	—	—	0.4
Total expenses	152.8	3.5	2.2	158.5

Net income (loss) before income taxes	$63.8	$(3.5)	$1.5	$61.8

Entity-Wide Disclosures
The Company operates solely within the U.S. and does not have revenue from transactions with a single customer accounting for 10% or more of its revenues. The following table shows the Company's in-force premiums and number of policies in-force for each state with approximately five percent or more of our in-force premiums and all other states combined for the periods presented:

	March 31, 2020		December 31, 2019		March 31, 2019		December 31, 2018
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$309.5	42,794	$329.8	43,079	$353.9	42,973	$357.1	41,988
Florida	37.3	6,110	36.3	5,822	40.8	5,753	41.0	5,833
New York	31.3	6,302	31.7	5,679	26.2	4,185	23.9	3,663
Other (43 states and D.C.)	264.5	46,223	266.8	44,104	253.6	40,953	244.2	40,014
Total	$642.6	101,429	$664.6	98,684	$674.5	93,864	$666.2	91,498

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to "we," "us," "our," "the Company," or similar terms refer to EHI, together with its subsidiaries. In this Quarterly Report on Form 10-Q, the Company and its management discuss and make statements based on currently available information regarding their intentions, beliefs, current expectations, and projections of, among other things, the Company's future performance, business growth, retention rates, loss costs, claim trends and the impact of key business initiatives, future technologies and planned investments. Certain of these statements may constitute "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often identified by words such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely," or "continue," or other comparable terminology and their negatives. The Company and its management caution investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in the Company’s future performance. Factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements include, among other things, those discussed or identified from time to time in the Company’s public filings with the SEC, including the risks detailed in the Company's Annual Reports on Form 10-K and in Part II, Item 1A of this report. Except as required by applicable securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to select, small businesses in low to medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance throughout the U.S., with a concentration in California, where nearly one-half of our business is generated. Our revenues are primarily comprised of net premiums earned, net investment income, and net realized and unrealized gains on investments.
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
Our strategy is to pursue profitable growth opportunities across market cycles and maximize total investment returns within the constraints of prudent portfolio management. We pursue profitable growth opportunities by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-term relationships with independent insurance agencies, developing and implementing new technologies designed to transform the way small businesses and insurance agents utilize digital capabilities, and developing important alternative distribution channels. We continue to execute a number of ongoing business initiatives, including: achieving internal and customer-facing business process excellence; diversifying our risk exposure across geographic markets; and utilizing a multi-company pricing platform and territory-specific pricing. Additionally, we continue to execute our plan of aggressive development and implementation of new technologies and capabilities that we believe will fundamentally transform and enhance the digital experience of our customers, including: (i) continued investments in new technology, data analytics, and process improvement capabilities focused on improving the agent experience and enhancing agent efficiency; and (ii) the launch and further development of digital insurance solutions, including direct-to-customer workers’ compensation coverage.
The insurance industry is highly competitive, and there is significant competition in the national workers’ compensation industry that is based on price and quality of services. We compete with other specialty workers’ compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, self-insurance funds, and state insurance pools. As a result of these competitive conditions pricing on our renewals showed an overall price decrease of 5.9% for the three months ended March 31, 2020, versus the rate level in effect on such business a year earlier.
Coronavirus Disease (COVID-19) Considerations
On March 11, 2020, the World Health Organization formally declared the COVID-19 outbreak to be a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity, widespread unemployment, supply chain interruptions, and overall economic and financial market instability. All states, including California, where we generated nearly one-half of our in-force premiums as of March 31, 2020, have declared states of emergency.
In recent months we were experiencing strong new business opportunities, as evidenced by record levels of submissions, quotes, and binds, as well as strong renewal business. More recently, given the abrupt and severe economic impacts attributable to the COVID-19 pandemic, our levels of submissions, quotes, and binds have decreased significantly. We currently expect that our new business writings will continue to decrease in future periods until such time as our insureds and targeted businesses can reopen and resume their operations. The amount of the decrease in business that we will ultimately experience remains uncertain. This is largely due to: (i) existing concerns that many non-essential small business owners face permanent closure or heavy reliance on newly-established federal government programs, such as the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act), in order to retain their businesses and the ultimate success of these programs remains unknown; and (ii) uncertainty as to when our insureds and targeted businesses will be permitted to reopen and resume their operations.
We continually review and adjust to changes in our policyholders' payrolls, economic conditions, and seasonality, as experience develops or new information becomes known. Any such adjustments are included in our current operations. Approximately 25% of our current payroll exposure, including payroll exposure associated with policies generated by our largest payroll partners, is considered to be “pay as you go,” where the associated premium charged to the underlying policyholder is adjusted in real-time based on changes in the underlying payroll. For all other policyholders, payroll adjustments are made periodically through mid-term endorsements and/or premium audits. In light of the impact of the COVID-19 pandemic, we have experienced a significant increase in mid-term endorsement requests. Endorsements processed in the month of March 2020 served to reduce policyholder premiums by $5.3 million and endorsements processed in April (through April 17) served to reduce policyholder premiums by an additional $6.0 million.
We have been fully functional since we closed our buildings to employees and the general public on March 20, 2020, and it is expected that our business can remain fully functional while our employees work-from-home for an indefinite period of time. In addition, we currently plan to continue to execute on our strategic business plan despite being in a work-from-home status.
We are taking precautions to protect the safety and well-being of our employees while providing uninterrupted service to our policyholders and claimants. However, no assurance can be given that these actions will be sufficient, nor can we predict the level of disruption that will occur should the COVID-19 pandemic and its related macro-economic risks continue for an extended period of time. Additional information regarding risks and uncertainties to our business and results of operations related to the COVID-19 pandemic are set forth in Part II, Item 1A of this report.

Results of Operations
Our results of operations are as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Gross premiums written	$184.7	$210.0
Net premiums written	$183.4	$208.7

Net premiums earned	$167.9	$174.8
Net investment income	19.9	21.8
Net realized and unrealized (losses) gains on investments	(61.1)	23.3
Other income	0.3	0.4
Total revenues	127.0	220.3

Losses and LAE	104.3	88.6
Commission expense	21.3	22.0
Underwriting and general and administrative expenses	46.7	47.5
Interest and financing expenses	—	0.4
Total expenses	172.3	158.5
Income tax (benefit) expense	(10.4)	10.0
Net (loss) income	$(34.9)	$51.8
Overview
Our net (loss) income was $(34.9) million and $51.8 million for the three months ended March 31, 2020 and 2019, respectively. The key factors that affected our financial performance during the three months ended March 31, 2020, compared to the same period of 2019 included:

•	Net premiums earned decreased 3.9%;

•	Losses and LAE increased 17.7%;

•	Underwriting and general and administrative expenses decreased 1.7%;

•	Net investment income decreased 8.7%; and

•	Net realized and unrealized (losses) gains on investments decreased by $84.4 million.
Summary of Consolidated Financial Results
Gross Premiums Written
Gross premiums written were $184.7 million and $210.0 million for the three months ended March 31, 2020 and 2019, respectively. The year-over-year decrease was primarily related to our Employers segment. See "—Summary of Financial Results by Segment —Employers".
Net Premiums Written
Net premiums written are gross premiums written less reinsurance premiums ceded.
Net Premiums Earned
Net premiums earned are primarily a function of the amount and timing of net premiums previously written.
Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments
We invest in fixed maturity securities, equity securities, other invested assets, short-term investments, and cash equivalents. Net investment income includes interest and dividends earned on our invested assets and amortization of premiums and discounts on our fixed maturity securities, less bank service charges and custodial and portfolio management fees. We have established a high quality/short duration bias in our investment portfolio.
Net investment income decreased 8.7% for the three months ended March 31, 2020, compared to the same period of 2019. The decrease was primarily due to a sharp increase in the amortization of bond premiums associated with our residential mortgage-backed securities, which was caused by a distortion of near-term mortgage loan prepayment speed assumptions during the current period. The average pre-tax book yield on invested assets decreased to 3.2% as of March 31, 2020, down from 3.4% as of March 31, 2019. Average invested assets decreased year-over-year.
Realized and certain unrealized gains and losses on our investments are reported separately from our net investment income. Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are also recognized for changes in our expected credit loss allowance or when securities are written down as a result of an other-than-temporary impairment. Changes in fair value of equity securities and other invested assets are also included in Net realized and unrealized gains on investments on our Consolidated Statements of Comprehensive Income.
Net realized and unrealized (losses) gains on investments were $(61.1) million and $23.3 million for the three months ended March 31, 2020 and 2019, respectively. The net realized and unrealized (losses) gains on investments for the three months ended March 31, 2020 and 2019 included $(53.8) million and $22.7 million of net realized and unrealized (losses) gains on equity securities, respectively, and $(6.9) million and $0.6 million of net realized (losses) gains on fixed maturity securities, respectively.
The net realized and unrealized losses we experienced on equity and fixed maturity securities during the three months ended March 31, 2020 were primarily the result of significant volatility in financial markets resulting from the COVID-19 pandemic. Our net losses on equity securities were largely consistent with the performance of U.S. equity markets. Our net losses on fixed maturity securities were largely the result of a widening of credit spreads between the yield on the fixed maturities we held versus that of U.S. Treasuries, despite decreases in market interest rates during the period, as well as a $10.7 million increase to the allowance for expected credit losses.
The net realized and unrealized losses we experienced on equity and fixed maturity securities during the three months ended March 31, 2019 were primarily the result of generally favorable market conditions, as measured by the performance of U.S. equity markets and decreases in market interest rates during the period. We recorded no other-than-temporary impairments on investments for the three months ended March 31, 2019.
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) continued to decrease through March 31, 2020, while medical and indemnity costs per claim increased over the same period. However, we recognize that the impacts of the COVID-19 pandemic, including the potential for the presumed compensability of COVID-19, could result in an increase in claims frequency and severity for the current accident year. These trends and considerations are reflected in our current accident year loss estimate. Total claims costs have also been reduced by cost savings associated with increased claims settlement activity that continued in 2020. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. We assume that increasing medical and indemnity cost trends will continue to impact our long-term claims costs and current accident year loss estimate, which may be offset by rate increases. See "—Summary of Financial Results by Segment —Employers".
Commission Expenses
Commission expenses include direct commissions to our agents and brokers, including our partnerships and alliances, for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees. See "—Summary of Financial Results by Segment —Employers".
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
Income Tax (Benefit) Expense
Income tax (benefit) expense was $(10.4) million and $10.0 million for the three months ended March 31, 2020 and March 31, 2019, respectively, representing an effective tax rate of 23.0% and 16.2% for the same periods, respectively. The increase in the effective rate was primarily due to having a higher proportion of fully taxable income (loss) in the current period versus that of a year ago.
Summary of Financial Results by Segment
EMPLOYERS
The components of Employers' net (loss) income before income taxes are set forth in the following table:

	Three Months Ended
	March 31,
	2020	2019
	(dollars in millions)
Gross premiums written	$184.7	$210.0
Net premiums written	$183.4	$208.7

Net premiums earned	$167.9	$174.8
Net investment income	18.6	20.6
Net realized and unrealized (losses) gains on investments	(57.3)	20.8
Other income	0.3	0.4
Total revenues	129.5	216.6

Losses and LAE	106.7	91.1
Commission expense	21.3	22.0
Underwriting expenses	39.2	39.3
Interest and financing expenses	—	0.4
Total expenses	167.2	152.8

Net (loss) income before income taxes	$(37.7)	$63.8

Underwriting income	$0.7	$22.4

Combined ratio	99.5%	87.2%
Underwriting Results
Gross Premiums Written
Gross premiums written were $184.7 million and $210.0 million for the three months ended March 31, 2020 and 2019, respectively. The year-over-year decrease was primarily driven by the impacts of COVID-19 during the first quarter of 2020, including higher levels of unemployment and declines in payrolls for many of our insureds, upon which our premiums are based, particularly in our restaurant and hospitality classes. This resulted in declines in new business premiums written and decreases in estimated final audit premiums. We also began to experience a reduction in new business submissions, quotes, and bound policies in the second half of March 2020 as certain agents in our distribution channel transitioned to work from home, which impacted their ability to effectively market our insurance products. Year-over-year decreases in average rates in many of the states in which we do business further impacted our gross premiums written during the first quarter of 2020.
Net Premiums Written
Net premiums written were $183.4 million and $208.7 million for the three months ended March 31, 2020 and 2019, respectively, which included $1.3 million of reinsurance premiums ceded for each of the periods.

Net Premiums Earned
Net premiums earned were $167.9 million and $174.8 million for the three months ended March 31, 2020 and 2019, respectively.
The following table shows the percentage change in Employers' in-force premiums, policy count, average policy size, and payroll exposure (upon which our premiums are based) overall, for California, where 48% of our premiums were generated, and for all other states, excluding California:

	As of March 31, 2020
	Year-to-Date Change			Year-Over-Year Change
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	(3.3)%	(6.2)%	(0.5)%	(4.7)%	(12.6)%	3.9%
In-force policy count	2.8	(0.7)	5.5	8.0	(0.4)	15.0
Average in-force policy size	(5.9)	(5.6)	(5.6)	(11.8)	(12.2)	(9.7)
In-force payroll exposure	0.4	(4.1)	3.0	10.7	0.3	17.1
The following table shows Employers' in-force premiums and number of policies in-force for each state with approximately five percent of our in-force premiums and all other states combined for the periods presented:

	March 31, 2020		December 31, 2019		March 31, 2019		December 31, 2018
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$309.5	42,794	$329.8	43,079	$353.9	42,973	$357.1	41,988
Florida	37.3	6,110	36.3	5,822	40.8	5,753	41.0	5,833
New York	31.3	6,302	31.7	5,679	26.2	4,185	23.9	3,663
Other (43 states and D.C.)	264.5	46,134	266.7	44,019	253.6	40,953	244.2	40,014
Total	$642.6	101,340	$664.5	98,599	$674.5	93,864	$666.2	91,498
Our alternative distribution channels that utilize partnerships and alliances generated $161.4 million and $160.1 million, or 25.1% and 23.7%, of our in-force premiums as of March 31, 2020 and 2019, respectively. We believe that the bundling of payroll-related products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnerships and alliances.
The current COVID-19 pandemic and its impacts on the marketing and distribution of our insurance products, including potential for the further and/or prolonged disruption of business of our independent agents and strategic partnerships and alliances, remains uncertain.
Losses and LAE, Commission Expenses, and Underwriting Expenses
Prior to December 31, 2019, we operated under a single reportable segment and presented our Combined Ratio on that basis, including general and administrative expenses of the holding company expenses and the impact of the LPT. Beginning in the fourth quarter of 2019, we now present the Combined Ratio for each of our reporting segments on a stand-alone basis and have adjusted all prior periods presented herein to conform to this presentation.
The following table presents the components of our calendar year combined ratios for our Employers segment.

	Three Months Ended
	March 31,
	2020	2019
Loss and LAE ratio	63.5%	52.1%
Underwriting expense ratio	23.3	22.5
Commission expense ratio	12.7	12.6
Combined Ratio	99.5%	87.2%
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
We analyze our calendar year loss and LAE ratio to measure our profitability in a particular year and to evaluate the adequacy of our premium rates charged in a particular year to cover expected losses and LAE from all periods, including development (whether favorable or unfavorable) of reserves established in prior periods. In contrast, we analyze our current accident year loss and LAE ratios to evaluate our underwriting performance and the adequacy of the premium rates we charged in a particular year in relation to ultimate losses and LAE from insured events occurring during that year. The loss and LAE ratios provided in this report are calendar year basis, except where they are expressly identified as accident year loss and LAE ratios.
The table below reflects prior accident year loss and LAE reserve adjustments and the impact to the loss ratio.

	Three Months Ended
	March 31,
	2020	2019
	(dollars in millions)
Losses and LAE	$106.7	$91.1
Prior accident year favorable development, net	3.5	22.2
Current accident year losses and LAE	$110.2	$113.3

Current accident year loss ratio	65.6%	64.8%
Losses and LAE during the three months ended March 31, 2020 were higher, compared to the same period of 2019, due to higher levels of favorable prior accident year loss development during the first quarter of 2019. Favorable development totaled $3.5 million during the three months ended March 31, 2020, which included $3.0 million favorable development on our voluntary business and an additional $0.5 million favorable development on our assigned risk business. Favorable development for the three months ended March 31, 2019 totaled $22.2 million, which included $22.0 million of favorable development on our voluntary business and $0.2 million of favorable development on our assigned risk business. Favorable prior accident year loss development on our voluntary business in the first quarter of 2020 was the result of observed favorable loss cost trends, primarily for accident years 2010 and prior. In addition to the observed trends for accident years 2010 and prior, favorable loss cost trends for the more recent prior accident years observed over the past several quarters continued into the first quarter of 2020; however, we believe that the current economic conditions resulting from the COVID-19 pandemic have introduced significant risk of a prolonged recession, which could impact future development trends, including the increased risk of cumulative trauma claims and latent claim reporting. As a result, we did not recognize any favorable development for accident years subsequent to 2010, which were not impacted by the last recession. Favorable prior accident year loss development on our voluntary business in the first quarter of 2019 was the result of observed favorable loss cost trends, primarily for the 2014 through 2017 accident years, which have been impacted by our internal initiatives to reduce loss costs, including the accelerated claims settlement activity that began in 2014 and that has continued into 2020.
The current accident year loss and LAE ratio of 65.6% for the three months ended March 31, 2020 remains consistent with the 65.6% ratio for the full-year ratio 2019. The year-over-year increase for the quarter was primarily due to the impact of increased competitive pressures and price decreases across most of our markets, as well as the potential for the presumed compensability of COVID-19, could result in an increase in claims frequency and severity for the current accident year; however, our current accident year loss and LAE ratio continues to reflect the impact of key business initiatives, including: an emphasis on the accelerated settlement of open claims; diversifying our risk exposure across geographic markets; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets.
Commission Expense Ratio. The commission expense ratio was 12.7% and 12.6% for the three months ended March 31, 2020 and 2019, respectively, and our commission expenses were $21.3 million and $22.0 million for the same periods, respectively. Our commission expense ratio increased 0.1 percentage point, or 0.8%, for the three months ended March 31, 2020, compared to the same period of 2019. The increase in the commission expense ratio was primarily the result of an increase in the percentage of business produced by our partnerships and alliances, which are subject to a higher commission rate.
Underwriting Expenses Ratio. The underwriting expense ratio was 23.3% and 22.5% for the three months ended March 31, 2020 and 2019, respectively, and our underwriting expenses were $39.2 million and $39.3 million for the same periods, respectively.

Our underwriting and other operating expenses ratio increased 0.8 percentage points, or 3.6%, for the three months ended March 31, 2020, compared to the same period of 2019. The year-over year decrease in underwriting expenses for the first quarter of 2020 was primarily the result of lower premium taxes and assessments of $2.3 million, partially offset by increased IT expenses and bad debt.
Underwriting Income
Underwriting income for our Employers segment was $0.7 million and $22.4 million for the three months ended March 31, 2020 and 2019, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income and Net Realized and Unrealized (Losses) Gains on Investments, Other Income, and Interest and Financing Expenses see "—Results of Operations —Summary of Consolidated Financial Results".
CERITY
The components of Cerity's net loss before income taxes are set forth in the following table:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Gross premiums written	$—	$—
Net premiums written	$—	$—

Net premiums earned	$—	$—
Net investment income	0.8	—
Net realized and unrealized losses on investments	(1.7)	—
Total revenues	(0.9)	—

Underwriting expenses	3.8	3.5
Total expenses	3.8	3.5

Net loss before income taxes	$(4.7)	$(3.5)

Underwriting loss	$(3.8)	$(3.5)

Combined ratio	n/m	n/m
n/m - not meaningful
Underwriting Results
Gross Premiums Written and Net Premiums Written
Gross premiums written and net premiums written were less than $0.1 million for the three months ended March 31, 2020.
Net Premiums Earned
Net premiums earned were less than $0.1 million for the three months ended March 31, 2020.
Underwriting Expenses
Underwriting expenses for our Cerity segment were $3.8 million and $3.5 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, compensation-related expenses increased $0.3 million, premium taxes and assessments increased $0.2 million, partially offset by a decrease in advertising expenses of $0.3 million, each as compared to the same period of 2019.
Underwriting Loss
Underwriting losses for our Cerity segment were $3.8 million and $3.5 million for the three months ended March 31, 2020 and 2019, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.

Non-Underwriting Income
For a further discussion of non-underwriting related income, including Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments, see "–Results of Operations –Summary of Consolidated Financial Results Consolidated."
CORPORATE AND OTHER
The components of Corporate and Other's net income (loss) before income taxes are set forth in the following table:

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Net investment income	0.5	1.2
Net realized and unrealized (losses) gains on investments	(2.1)	2.5
Total revenues	(1.6)	3.7

Losses and LAE - LPT	(2.4)	(2.5)
General and administrative expenses	3.7	4.7
Total expenses	1.3	2.2

Net (loss) income before income taxes	$(2.9)	$1.5
Net Investment Income and Net Realized and Unrealized Gains on Investments
See "–Results of Operations –Summary of Consolidated Financial Results."
Losses and LAE - LPT
The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive Income.

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Amortization of the Deferred Gain related to losses	$2.0	$2.0
Amortization of the Deferred Gain related to contingent commission	0.4	0.5
Total impact of the LPT	$2.4	$2.5
General and Administrative Expenses
General and administrative expenses primarily consist of compensation related expenses, professional fees, and other corporate expenses at the holding company level. General and administrative expenses were $3.7 million and $4.7 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, our compensation-related expenses decreased $1.0 million as compared to the same period of 2019.
Liquidity and Capital Resources
COVID-19 Liquidity and Capital Resources Considerations
The various impacts of the COVID-19 pandemic on the U.S. economy, our operations and our investment portfolio have been significant. Nonetheless we believe that the liquidity available to our holding company and its operating subsidiaries remains adequate and we do not currently foresee a need to: (i) suspend ordinary dividends; (ii) seek a capital infusion; or (iii) seek any material non-investment asset sales. Furthermore, neither the holding company nor its operating subsidiaries have any outstanding debt obligations.
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

Our insurance subsidiaries’ ability to pay dividends to their parent is based on reported capital, surplus, and dividends paid within the prior 12 months. During the first quarter of 2020, EICN made a $20.0 million cash dividend payment to its parent company. As a result of that payment, EICN’s dividend capacity is limited to $1.1 million without prior regulatory approval for the remainder of 2020. For 2020, the maximum dividend that may be paid by EPIC without prior regulatory approval is $21.7 million; ECIC cannot pay any dividends through September 23, 2020 without prior regulatory approval, and $32.1 million thereafter; and EAC can pay $1.2 million of dividends through June 12, 2020, and $20.9 million thereafter, without prior regulatory approval. CIC cannot pay dividends without prior regulatory approval until July 31, 2021.
Total cash and investments at the holding company was $34.2 million at March 31, 2020, consisting of $8.7 million of cash and cash equivalents, $25.2 million of unaffiliated fixed maturity securities, and $0.3 million of equity securities. We do not currently have a revolving credit facility at the holding company because we believe that its cash needs for the foreseeable future will be met with its cash and investments on hand, as well as dividends available from our insurance subsidiaries.
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
Total cash and investments held by our operating subsidiaries was $2,760.7 million at March 31, 2020, consisting of $165.7 million of cash and cash equivalents, $2,342.2 million of fixed maturity securities, $212.1 million of equity securities, $31.4 million of other invested assets, and $9.3 million of short-term investments. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of March 31, 2020 consisted of $165.4 million of cash and cash equivalents, $205.4 million of publicly traded equity securities whose proceeds are available within three business days, $682.2 million of highly liquid fixed maturity securities, and $9.3 million of short-term investments whose proceeds are available within three business days. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
EICN, ECIC, EPIC, and EAC are members of the FHLB. Membership allows our insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis. Currently, none of our insurance subsidiaries has advances outstanding under the FHLB facility.
FHLB membership also allows our insurance subsidiaries access to Letter of Credit Agreements and on March 9, 2018, ECIC, EPIC, and EAC entered into Letter of Credit Agreements with the FHLB. On March 1, 2019, FHLB and ECIC amended its Letter of Credit Agreement to increase its credit amount and on March 2, 2020, FHLB and EAC and EPIC each amended their Letter of Credit Agreements to increase their respective credit amounts. The Letter of Credit Agreements are between the FHLB and each of EAC, in the amount of $80.0 million, ECIC, in the amount of $90.0 million, and EPIC, in the amount of $125.0 million. The amended Letter of Credit Agreements will expire March 31, 2021, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times (See Note 10).
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events, including pandemics. On July 1, 2019, we entered into a new reinsurance program that is effective through June 30, 2020 with similar terms and conditions to the expiring program. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized. We further believe that we will not trigger a recovery under our current excess of loss reinsurance program in connection with the COVID-19 pandemic.
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Securities having a fair value of $837.2 million and $844.9 million were on deposit at March 31, 2020 and December 31, 2019, respectively. Additionally, standby letters of credit from the FHLB have been issued in lieu of $295.0 million and $260.0 million of securities on deposit at March 31, 2020 and December 31, 2019, respectively.
Certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $3.3 million and $2.9 million at March 31, 2020 and December 31, 2019, respectively.

Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the three months ended:

	March 31,
	2020	2019
	(in millions)
Cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$15.5	$20.1
Investing activities	56.2	9.9
Financing activities	(52.5)	(37.2)
Increase (decrease) in cash, cash equivalents, and restricted cash	$19.2	$(7.2)
For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2020 included net premiums received of $178.7 million, and investment income received of $22.7 million. These operating cash inflows were partially offset by net claims payments of $102.6 million, underwriting and other operating expenses paid of $62.6 million, and commissions paid of $23.1 million.
Net cash provided by operating activities for the three months ended March 31, 2019 included net premiums received of $188.8 million, and investment income received of $23.5 million. These operating cash inflows were partially offset by net claims payments of $103.9 million, underwriting and other operating expenses paid of $63.9 million, and commissions paid of $24.7 million.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2020 and March 31, 2019 was primarily related to sales, maturities, and redemptions of investments whose proceeds were used to fund claims payments, underwriting and other operating expenses, stockholder dividend payments, and share repurchases, partially offset by the investment of premiums received and the reinvestment of funds from sales, maturities, redemptions, and interest income.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2020 and March 31, 2019 was primarily related to share repurchases and stockholder dividend payments.
Dividends
Stockholder dividends paid were $8.0 million and $7.3 million for the three months ended March 31, 2020 and 2019, respectively. On April 22, 2020, the Board of Directors declared a $0.25 dividend per share, payable May 20, 2020, to stockholders of record on May 6, 2020.
Share Repurchases
On February 21, 2018, the Board of Directors authorized a share repurchase program for repurchases of up to $50.0 million of our common stock from February 26, 2018 through February 26, 2020 (the 2018 Program). On April 24, 2019, the Board of Directors authorized a $50.0 million expansion of the 2018 Program, to $100.0 million, and extended the repurchase authority pursuant to the 2018 Program through June 30, 2020. On March 11, 2020, the Board of Directors authorized a second $50.0 million expansion of the 2018 Program, to $150.0 million, and extended the repurchase authority pursuant to the 2018 Program through June 30, 2021. The 2018 Program provides that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2018 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time. Through March 31, 2020, we repurchased a total of 2,875,218 shares of common stock under the 2018 Program at an average price of $39.72 per share, including commissions, for a total cost of $114.2 million.
Capital Resources
As of March 31, 2020, the capital resources available to us consisted of $1,057.3 million of stockholders’ equity and the $134.7 million Deferred Gain.

Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of March 31, 2020.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$18.4	$4.6	$5.3	$4.4	$4.1
Non-cancellable contracts	21.4	4.4	10.3	5.9	0.8
Finance leases	0.6	0.2	0.3	0.1	—
Unpaid losses and LAE reserves (1)(2)	2,191.7	352.4	413.5	272.3	1,153.5
Unfunded investment commitments	38.9	38.9	—	—	—
Total contractual obligations	$2,271.0	$400.5	$429.4	$282.7	$1,158.4

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

(2)	The unpaid losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which were as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables on unpaid losses and LAE	$(527.0)	$(34.6)	$(59.2)	$(53.1)	$(380.1)
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total return; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance.
As of March 31, 2020, the total cost and amortized cost of our investments recorded at fair value was $2,497.8 million and its fair value was $2,582.4 million. These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.
As of March 31, 2020, our investment portfolio consisted of 91% fixed maturity securities. We strive to limit interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 3.1 at March 31, 2020. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “A+,” using ratings assigned by Standard & Poor’s (S&P) or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity securities portfolio had a weighted average quality of “A+” as of March 31, 2020, with 55.2% of the portfolio rated “AA” or better, based on market value. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with our publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $205.7 million at March 31, 2020, which represented 8% of our investment portfolio at that time. We also have a $6.7 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our Other invested assets made up 1% of our investment portfolio as of March 31, 2020 and include private equity limited partnerships and convertible preferred shares of real estate investment trusts. Our investments in private equity limited partnerships totaled $11.4 million at March 31, 2020 and are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 12 years, subject to three one-year extensions at the general partner’s discretion. We expect to receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment or portion thereof, from time-to-time during the full course of the fund term. As of March 31, 2020, we had unfunded commitments to these private equity limited partnerships totaling $38.9 million. Our investments in convertible preferred shares of real estate investment trusts totaled $20.0 million at March 31, 2020 and are non-redeemable until conversion and are periodically evaluated for impairment based on the ultimate recovery of the investment.

We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets at fair value, the average book yield, and the average tax equivalent yield (each based on the book value of each category of invested assets) as of March 31, 2020.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield (1)
	(in millions, except percentages)
U.S. Treasuries	$91.1	3.5%	2.3%	2.3%
U.S. Agencies	3.1	0.1	3.5	3.5
States and municipalities	422.4	16.4	3.2	3.7
Corporate securities	971.9	37.5	3.3	3.3
Residential mortgage-backed securities	497.6	19.3	2.8	2.8
Commercial mortgage-backed securities	105.0	4.1	3.2	3.2
Asset-backed securities	49.9	1.9	3.5	3.5
Collateralized loan obligations	74.3	2.9	3.0	3.0
Other securities	152.1	5.9	3.1	3.1
Equity securities	205.7	8.0	4.5	4.5
Short-term investments	9.3	0.4	4.6	5.5
Total investments at fair value	$2,582.4	100.0%
Weighted average yield			3.2%	3.4%

(1) Computed using a statutory income tax rate of 21%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of March 31, 2020 by credit rating category, using the lower of ratings assigned by Moody’s Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	7.6%
“AA”	47.6
“A”	28.6
“BBB”	9.4
Below investment grade	6.8
Total	100.0%
Investments that we currently own could be subject to default by the issuer. We regularly assess individual securities as part of our ongoing portfolio management, including the identification of credit related losses. Our assessment includes reviewing the extent of declines in fair value of investments below amortized cost, historical and projected financial performance and near-term prospects of the issuer, the outlook for industry sectors, credit rating, and macro-economic changes, including those caused by the current COVID-19 pandemic. We also make a determination as to whether it is not more likely than not that we will be required to sell the security before its fair value recovers to above cost, or maturity.
We believe that we have appropriately identified the declines in the fair values for the three months ended March 31, 2020. We recorded $10.7 million of allowance for expected credit losses on AFS debt securities during the three months ended March 31, 2020, primarily driven by COVID-19 related disruptions to the economy and financial markets. Those fixed maturity securities whose total fair value was less than amortized cost at March 31, 2020, were those in which the Company had no intent, need, or requirement to sell at an amount less than their amortized cost.
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
Credit Risk
Our fixed maturity securities, equity securities, other invested assets and cash equivalents are exposed to credit risk, which we attempt to manage through issuer and industry diversification. Our investment guidelines include limitations on the minimum rating of fixed maturity securities and concentrations of a single issuer for certain investment securities.
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
The recent economic disruptions caused by the COVID-19 pandemic has increased the credit risk associated with certain of our investment holdings, reinsurance recoverables and premiums receivable. As a result, and in accordance with the adoption of ASU 2016-13, we recorded $10.7 million of impairment for expected credit losses during the three-month period ended March 31, 2020. See Note 5 to the consolidated financial statements.
Interest Rate Risk
Fixed Maturity Securities
The fair value of our fixed maturity portfolio is exposed to interest rate risk, which is the risk of a decline in fair value resulting from changes in prevailing interest rates, which we strive to limit by managing duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 3.1 at March 31, 2020. Future market interest rates are particularly uncertain at this time given the abrupt interest rate cuts recently made by the Federal Reserve in response to the COVID-19 pandemic. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and the impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of March 31, 2020. The estimated changes in fair values on our fixed maturity securities, which had an aggregate value of $2,367.4 million as of March 31, 2020, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(244.9)	(11.0)%
200 basis point rise	(159.3)	(7.2)
100 basis point rise	(77.0)	(3.5)
50 basis point decline	38.4	1.8
100 basis point decline	77.7	3.7
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of March 31, 2020, the par value of our commercial and residential mortgage-backed securities holdings was $578.2 million, and the amortized cost was 102.2% of par value. Since a majority of our mortgage-backed securities were purchased at a premium or discount that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The commercial and residential mortgage-backed securities portion of the portfolio totaled 23.4% of total investments as of March 31, 2020. Agency-backed residential mortgage pass-throughs totaled $480.8 million, or 96.6%, of the residential mortgage-backed securities portion of the portfolio as of March 31, 2020.
Equity Price Risk
Equity price risk is the risk that we may incur losses in the fair value of the equity securities we hold in our investment portfolio. Adverse changes in the market prices of the equity securities we hold in our investment portfolio would result in decreases in the fair value of our total assets on our Consolidated Balance Sheets and in net realized and unrealized gains and losses on our Consolidated Statements of Comprehensive Income. Recent economic and market disruptions caused by the COVID-19 pandemic have resulted in significant volatility in the fair value of our equity securities. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors.
The table below shows the sensitivity of our equity securities at fair value to price changes as of March 31, 2020:

(in millions)	Cost	Fair Value	20% Fair Value Decrease	Pre-tax Impact on Total Equity Securities	20% Fair Value Increase	Pre-tax Impact on Total Equity Securities
Equity securities	$173.8	$205.7	$164.6	$(41.1)	$246.8	$41.1
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
The COVID-19 pandemic has created great uncertainty about the path of the economy and society in the years ahead. Recent supply and demand shocks and dramatic changes in fiscal policy may lead to higher levels of inflation in future periods.
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
Despite the Company being in work-from-home status, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors
The following risk factors are in addition to, or serve to update, the risk factors contained in our Annual Report. Investing in our common stock involves risks. In evaluating our company, you should carefully consider such risks, together with all the information included or incorporated by reference in this report, as well as our Annual Report. Additional risks that we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The occurrence of one or more of these events could significantly and adversely affect our business, financial condition, results of operations, cash flows, and stock price, and you could lose all or part of your investment.
The effects of the COVID-19 pandemic have significantly affected the global and U.S. economies and financial markets, and may further disrupt our operations and the operations of our insureds, agents, and third parties upon which we rely.
The current COVID-19 health emergency has caused significant disruption in the global and U.S. economies and financial markets. On March 11, 2020, the World Health Organization formally declared the COVID-19 outbreak to be a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity, widespread unemployment, supply chain interruptions, and overall economic and financial market instability. The U.S. currently has the most reported COVID-19 cases in the world, and all 50 states and the District of Columbia have reported cases of infected individuals. All U.S. states, including California, where we generated nearly one-half of our in-force premiums as of March 31, 2020, have declared states of emergency. Impacts to our business could be widespread and material impacts may result, including but not limited to, the following:

•	employees contracting COVID-19;

•	reductions in our operating effectiveness as our employees work from home;

•	unavailability of key personnel necessary to conduct our business activities;

•	reductions in our insureds' payrolls upon which our premiums are based;

•	unprecedented volatility in financial markets that could materially affect our investment portfolio valuations and returns;

•	government mandates and/or legislative changes, including premium grace periods and presumed COVID-19 compensability for all or certain occupational groups;

•	increases in frequency and/or severity of compensable claims;

•	increased credit risk;

•	business disruption to independent insurance agents and brokers and/or our partners that market and sell our insurance products; and

•	business disruptions to third parties that we outsource certain business functions to and whose technology upon which we rely.
We are taking precautions to protect the safety and well-being of our employees while providing uninterrupted service to our policyholders and claimants. However, no assurance can be given that these actions will be sufficient, nor can we predict the level of disruption that will occur to our employees' ability to continue to provide customer support and service as they work from home. Furthermore, should the COVID-19 pandemic and its related macro-economic risks continue for an extended period of time, demand for our insurance products would be negatively impacted and the level and severity of our compensable claims could increase, each of which could result in a material adverse effect on our results of operations and financial condition.
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
Any government mandates and/or legislative changes related to the ongoing COVID-19 pandemic, including mandated premium refunds or credits, extended premium grace periods, and presumed COVID-19 compensability for all or certain occupational groups, could have a material adverse effect on our results of operations and financial condition. Premium grace periods, along prolonged declines in our insureds' payrolls upon which our premiums are based, could significantly increase our expenses and adversely impact our liquidity. Furthermore, the presumption of COVID-19 compensability for all or certain occupational groups could significantly increase the frequency and severity of our compensable claims and increase our losses and LAE.
We focus on small businesses, and those businesses may be severely and disproportionately impacted by the recent downturn in economic conditions caused by the COVID-19 pandemic.
Most states have ordered the closure of non-essential businesses amid the COVID-19 pandemic and it is uncertain how long these closures will remain in effect. Restaurants and Other Eating Places is currently our largest class of business, which at December 31, 2019, represented 24.7% of our in-force premiums. In most states, restaurants have been deemed to be non-essential businesses although most have allowed restaurants to continue to operate as long as they close their dining rooms and limit service to take-out and delivery business.
In light of the COVID-19 pandemic, there are growing concerns that many non-essential small business owners face permanent closure or heavy reliance on newly-established federal government programs (such as the CARES Act) in order to retain their businesses. The ultimate success of these programs is currently unknown. To the extent that such programs prove to be ineffective or are otherwise unattractive, unavailable or overly burdensome, many of our insureds could face permanent closure, which could have a material adverse effect on our future revenues and results of operations.

Our concentration in California ties our performance to the business, economic, demographic, natural perils, competitive, and regulatory conditions in that state.
Our business is concentrated in California, where we generated nearly one-half of our in-force premiums as of March 31, 2020. Accordingly, the loss environment and unfavorable business, economic, demographic, natural perils, competitive, and regulatory conditions in California, including the impacts of the ongoing COVID-19 pandemic, could negatively impact our business.
Many California businesses are dependent on tourism revenues, which are, in turn, dependent on a robust economy. A downturn in the national economy or the economy of California, or any other event that causes deterioration in tourism, could adversely impact small businesses, such as restaurants, that we have targeted as customers. The departure from California or insolvency of a significant number of small businesses could also have a material adverse effect on our financial condition and results of operations. California is also exposed to climate and environmental changes, natural perils such as earthquakes, and susceptible to pandemics, or terrorist acts. Additionally, the workers' compensation industry has seen a higher level of claims litigation in California, which could expose us to further liabilities beyond what are currently expected and included on our financial statements. Because of the concentration of our business in California, we may be exposed to losses and business, economic, and regulatory risks or risk from natural perils that are greater than the risks associated with companies with greater geographic diversification.
We rely on independent insurance agents and brokers.
We market and sell the majority of our insurance products through independent, non-exclusive insurance agents and brokers. These agents and brokers are not obligated to promote our products and can and do sell our competitors' products. In addition, these agents and brokers may find it easier to promote the broader range of programs of some of our competitors than to promote our single-line workers' compensation insurance products. Additionally, any disruptions to or changes in the distribution of our insurance products, including Cerity's direct-to-customer workers' compensation insurance offerings or other potential market disruptions, could negatively impact the relationship between us and our independent agents and brokers. The loss or disruption of business of a number of our independent agents and brokers or the failure or inability of these agents and brokers to successfully market our insurance products, including impacts related to the COVID-19 pandemic, could have a material adverse effect on our business, financial condition, and results of operations.
If we are unable to obtain reinsurance or collect on ceded reinsurance, our ability to write new policies and to renew existing policies could be adversely affected and our financial condition and results of operations could be materially adversely affected.
At March 31, 2020, we had $534.1 million of reinsurance recoverables for paid and unpaid losses and LAE, of which $7.5 million was due to us on paid claims.
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

For example, a business may find it more efficient or less expensive to purchase multiple lines of commercial insurance coverage from a single carrier. Additionally, we primarily target small businesses, which may be more significantly and disproportionately impacted by a downturn in economic conditions such as those created by the ongoing COVID-19 pandemic.
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
We are exposed to significant financial risks related to the capital markets, including the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are interest rate risk, credit risk, and equity price risk. For more information regarding market risk, see "Part I, Item 3-Quantitative and Qualitative Disclosures About Market Risk."
The outlook for our investment income is dependent on the future direction of interest rates, maturity schedules, and cash flow from operations that is available for investment. The fair values of fixed maturity securities that are AFS fluctuate with changes in interest rates and credit risk assumptions, which cause fluctuations in our stockholders' equity, net income and comprehensive income. Future market interest rates are particularly uncertain at this time given the abrupt interest rate cuts recently made by the Federal Reserve in response to the COVID-19 pandemic. Any significant decline in our investment income or the value of our investments as a result of changes in interest rates, deterioration in the credit of companies or municipalities in which we have invested, decreased dividend payments, general market conditions, or events that have an adverse impact on any particular industry or geographic region in which we hold significant investments could have an adverse effect on our net income and, as a result, on our stockholders' equity and policyholder surplus.
The valuation of our investments, including the determination of the amount of impairments, includes estimates and assumptions and could result in changes to investment valuations that may adversely affect our financial condition and results of operations. Beginning on January 1, 2018, we are required to measure equity securities at fair value with changes in fair value recognized in net income, which causes increased volatility in our results of operations. Equity securities represented 8% of our total investment portfolio as of March 31, 2020. The use of internally developed valuation techniques may have a material effect on the estimated fair value amounts of our investments and our financial condition.
We regularly review the valuation of our entire portfolio of fixed maturity investments, including the identification of other-than-temporary declines in fair value and expected credit losses. The determination of the amount of impairments taken on our investments is based on our periodic evaluation and assessment of our investments and known and inherent risks associated with the various asset classes. There can be no assurance that we have accurately determined the level of other-than-temporary impairments reflected on our financial statements and additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.
Bank loans represented approximately 5.9% of our investment portfolio as of March 31, 2020. The yield on our bank loans is currently based on the London Interbank Offered Rate (LIBOR). With the likelihood that there will be a cessation of LIBOR by the end of 2021, the yields and associated fair values of our bank loans could be impacted favorably or unfavorably by a transition from LIBOR to another rate.

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
The capital and credit markets continue to experience volatility and disruption that could negatively affect market liquidity. These conditions have produced downward pressure on stock prices and limit the availability of credit for certain issuers without regard to those issuers' underlying financial strength. In addition, we could be forced to delay raising capital or be unable to raise capital on favorable terms, or at all, which could decrease our profitability, significantly reduce our financial flexibility, and cause rating agencies to reevaluate our financial strength ratings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the Company’s repurchases of its common stock during the first quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
January 1 - January 31	—	$—	—	$28.3
February 1 - February 29	71,325	40.86	71,325	25.4
March 1 - March 31	1,072,256	36.93	1,072,256	35.8
	1,143,581	$37.17	1,143,581
On February 21, 2018, the Board of Directors announced a share repurchase program for repurchases of up to $50.0 million of our common stock from February 26, 2018 through February 26, 2020 (the 2018 Program). On April 24, 2019, the Board of Directors authorized a $50.0 million expansion of the 2018 Program, to $100.0 million, and extended the repurchase authority pursuant to the 2018 Program through June 30, 2020. On March 11, 2020, the Board of Directors authorized a second $50.0 million expansion of the 2018 Program, to $150.0 million, and extended the repurchase authority pursuant to the 2018 Program through June 30, 2021. The 2018 Program provides that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2018 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.
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

EMPLOYERS HOLDINGS, INC.

Date:	April 24, 2020	/s/ Michael S. Paquette
Michael S. Paquette
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)