Form 10-Q
period 2020-06-30
Employers Holdings, Inc.
filed 2020-07-28
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 16, 2020, there were 29,270,995 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	June 30, 2020	December 31, 2019
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,318.9 at June 30, 2020 and $2,403.3 at December 31, 2019, net of CECL allowance of $1.2 at June 30, 2020)	$2,451.4	$2,485.9
Equity securities at fair value (cost $142.1 at June 30, 2020 and $155.6 at December 31, 2019)	216.3	256.7
Equity securities at cost	6.7	6.7
Other invested assets (cost $33.3 at June 30, 2020 and $28.4 at December 31, 2019)	33.3	29.1
Short-term investments at fair value (amortized cost $42.7 at June 30, 2020)	43.1	—
Total investments	2,750.8	2,778.4
Cash and cash equivalents	131.8	154.9
Restricted cash and cash equivalents	0.3	0.3
Accrued investment income	16.2	16.4
Premiums receivable (less CECL allowance of $8.1 at June 30, 2020 and less bad debt allowance of $4.6 at December 31, 2019)	284.2	285.7
Reinsurance recoverable for:
Paid losses	7.6	7.2
Unpaid losses (less CECL allowance of $0.4 at June 30, 2020)	523.2	532.5
Deferred policy acquisition costs	49.3	47.9
Property and equipment, net	21.2	21.9
Operating lease right-of-use assets	20.4	15.9
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Contingent commission receivable—LPT Agreement	13.2	13.2
Unsettled sales of investments	46.0	—
Cloud computing arrangements	38.9	33.6
Other assets	51.1	46.4
Total assets	$4,004.0	$4,004.1
Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,170.7	$2,192.8
Unearned premiums	341.5	337.1
Commissions and premium taxes payable	48.5	48.6
Accounts payable and accrued expenses	23.5	29.8
Deferred reinsurance gain—LPT Agreement	132.2	137.1
FHLB advances	35.0	—
Operating lease liability	22.2	17.8
Non-cancellable obligations	19.4	23.0
Other liabilities	67.0	52.1
Total liabilities	$2,860.0	$2,838.3
Commitments and contingencies

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	June 30, 2020	December 31, 2019
Stockholders’ equity:	(unaudited)
Common stock, $0.01 par value; 150,000,000 shares authorized; 57,388,515 and 57,184,370 shares issued and 29,382,894 and 31,355,378 shares outstanding at June 30, 2020 and December 31, 2019, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	399.2	396.4
Retained earnings	1,167.8	1,158.8
Accumulated other comprehensive income, net of tax	105.0	65.3
Treasury stock, at cost (28,005,621 shares at June 30, 2020 and 25,828,992 shares at December 31, 2019)	(528.6)	(455.3)
Total stockholders’ equity	1,144.0	1,165.8
Total liabilities and stockholders’ equity	$4,004.0	$4,004.1
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	(unaudited)		(unaudited)
Net premiums earned	$151.5	$175.5	$319.4	$350.3
Net investment income	19.9	21.4	39.8	43.2
Net realized and unrealized gains (losses) on investments	39.7	7.4	(21.4)	30.7
Other income	0.3	—	0.6	0.4
Total revenues	211.4	204.3	338.4	424.6
Expenses
Losses and loss adjustment expenses	73.1	86.8	177.4	175.3
Commission expense	19.2	23.8	40.5	45.8
Underwriting and general and administrative expenses	44.8	43.8	91.5	91.3
Interest and financing expenses	—	0.2	—	0.6
Total expenses	137.1	154.6	309.4	313.0
Net income before income taxes	74.3	49.7	29.0	111.6
Income tax expense	14.7	9.0	4.3	19.0
Net income	$59.6	$40.7	$24.7	$92.6

Comprehensive income
Unrealized AFS investment gains arising during the period (net of tax expense of $(18.4) and $(8.0) for the three months ended June 30, 2020 and 2019, respectively, and $(10.7) and $(18.0) for the six months ended June 30, 2020 and 2019, respectively)	$69.3	$29.9	$40.2	$67.7
Reclassification adjustment for realized AFS investment gains in net income (net of tax expense of $1.6 and $0.1 for the three months ended June 30, 2020 and 2019, respectively, and $0.1 and $0.2 for the six months ended June 30, 2020 and 2019, respectively)	(5.9)	(0.2)	(0.5)	(0.7)
Other comprehensive income, net of tax	63.4	29.7	39.7	67.0
Total comprehensive income	$123.0	$70.4	$64.4	$159.6

Net realized and unrealized gains (losses) on investments
Net realized and unrealized gains (losses) on investments before impairments	$39.7	$7.4	$(21.4)	$30.7
Other than temporary impairment recognized in earnings	—	—	—	—
Net realized and unrealized gains (losses) on investments	$39.7	$7.4	$(21.4)	$30.7

Earnings per common share (Note 13):
Basic	$1.98	$1.27	$0.80	$2.88
Diluted	$1.97	$1.25	$0.80	$2.84
Cash dividends declared per common share and eligible RSUs and PSUs	$0.25	$0.22	$0.50	$0.44
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, April 1, 2020	57,375,585	$0.6	$397.0	$1,115.9	$41.6	$(497.8)	$1,057.3
Stock-based obligations	—	—	2.2	—	—	—	2.2
Stock options exercised	2,000	—	—	—	—	—	—
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	10,930	—	—	—	—	—	—
Acquisition of common stock	—	—	—	—	—	(30.8)	(30.8)
Dividends declared	—	—	—	(7.8)	—	—	(7.8)
Net income for the period	—	—	—	59.6	—	—	59.6
Change in net unrealized gains on investments, net of taxes of $(16.8)	—	—	—	—	63.4	—	63.4
Balance, June 30, 2020	57,388,515	$0.6	$399.2	$1,167.8	$105.0	$(528.6)	$1,144.0

Balance, April 1, 2019	57,144,530	$0.6	$388.1	$1,075.1	$23.6	$(415.7)	$1,071.7
Stock-based obligations	—	—	1.6	—	—	—	1.6
Stock options exercised	3,886	—	0.1	—	—	—	0.1
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	9,510	—	—	—	—	—	—
Acquisition of common stock	—	—	—	—	—	(15.2)	(15.2)
Dividends declared	—	—	—	(7.1)	—	—	(7.1)
Net income for the period	—	—	—	40.7	—	—	40.7
Change in net unrealized gains on investments, net of taxes of $(7.9)	—	—	—	—	29.7	—	29.7
Balance, June 30, 2019	57,157,926	$0.6	$389.8	$1,108.7	$53.3	$(430.9)	$1,121.5

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2020	57,184,370	$0.6	$396.4	$1,158.8	$65.3	$(455.3)	$1,165.8
Stock-based obligations	—	—	4.6	—	—	—	4.6
Stock options exercised	38,500	—	0.9	—	—	—	0.9
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	165,645	—	(2.7)	—	—	—	(2.7)
Acquisition of common stock	—	—	—		—	(73.3)	(73.3)
Dividends declared	—	—	—	(15.8)	—	—	(15.8)
Net income for the period	—	—	—	24.7	—	—	24.7
Change in net unrealized gains on investments, net of taxes of $(10.6)	—	—	—	—	39.7	—	39.7
Balance, June 30, 2020	57,388,515	$0.6	$399.2	$1,167.8	$105.0	$(528.6)	$1,144.0

Balance, January 1, 2019	56,975,675	$0.6	$388.8	$1,030.7	$(13.7)	$(388.2)	$1,018.2
Stock-based obligations	—	—	4.1	—	—	—	4.1
Stock options exercised	5,186	—	0.1	—	—	—	0.1
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	177,065	—	(3.2)	—	—	—	(3.2)
Acquisition of common stock	—	—	—	—	—	(42.7)	(42.7)
Dividends declared	—	—	—	(14.6)	—	—	(14.6)
Net income for the period	—	—	—	92.6	—	—	92.6
Change in net unrealized gains on investments, net of taxes of $(17.8)	—	—	—	—	67.0	—	67.0
Balance, June 30, 2019	57,157,926	$0.6	$389.8	$1,108.7	$53.3	$(430.9)	$1,121.5

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Six Months Ended
	June 30,
	2020	2019
Operating activities	(unaudited)
Net income	$24.7	$92.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4.4	3.7
Stock-based compensation	4.6	4.1
Amortization of cloud computing arrangements	3.4	2.1
Amortization of premium on investments, net	5.3	4.2
Allowance for expected credit losses	3.9	(0.1)
Deferred income tax expense	(10.6)	6.9
Net realized and unrealized losses (gains) on investments	21.4	(30.7)
Change in operating assets and liabilities:
Premiums receivable	(2.0)	(9.5)
Reinsurance recoverable on paid and unpaid losses	8.5	20.4
Cloud computing arrangements	(8.7)	(5.6)
Operating lease right-of-use-assets	(4.5)	(15.7)
Current federal income taxes	14.5	(9.5)
Unpaid losses and loss adjustment expenses	(22.1)	(46.1)
Unearned premiums	4.4	33.8
Accounts payable, accrued expenses and other liabilities	(5.5)	(12.9)
Deferred reinsurance gain—LPT Agreement	(4.9)	(7.9)
Operating lease liabilities	4.4	17.8
Non-cancellable obligations	(3.6)	1.4
Other	(9.5)	(6.7)
Net cash provided by operating activities	28.1	42.3
Investing activities
Purchases of fixed maturity securities	(324.9)	(173.8)
Purchases of equity securities	(150.1)	(34.4)
Purchases of short-term investments	(118.5)	—
Purchases of other invested assets	(4.9)	(2.0)
Proceeds from sale of fixed maturity securities	249.8	94.3
Proceeds from sale of equity securities	169.3	14.7
Proceeds from maturities and redemptions of fixed maturity securities	154.6	149.7
Proceeds from maturities of short-term investments	75.8	25.0
Net change in unsettled investment purchases and sales	(42.9)	(22.7)
Capital expenditures and other	(3.8)	(8.3)
Net cash provided by investing activities	4.4	42.5
Financing activities
Acquisition of common stock	(72.9)	(43.1)
Cash transactions related to stock-based compensation	(1.8)	(3.1)
Dividends paid to stockholders	(15.8)	(14.7)
Proceeds from FHLB advance	35.0	—
Redemption of notes payable	—	(20.0)
Payments on capital leases	(0.1)	(0.1)
Net cash used in financing activities	(55.6)	(81.0)
Net (decrease) increase in cash, cash equivalents and restricted cash	(23.1)	3.8
Cash, cash equivalents and restricted cash at the beginning of the period	155.2	102.0
Cash, cash equivalents and restricted cash at the end of the period	$132.1	$105.8

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	June 30, 2020	December 31, 2019
	(in millions)
Cash and cash equivalents	$131.8	$154.9
Restricted cash and cash equivalents supporting reinsurance obligations	0.3	0.3
Total cash, cash equivalents and restricted cash	$132.1	$155.2

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
2. New Accounting Standards
Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848). This update provides optional transition guidance to ease the potential accounting burden associated with transitioning away from the London Interbank Offered Rate (LIBOR), with optional expedients and exceptions related to the application of US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. Companies can apply this ASU immediately, but early adoption is only available through December 31, 2022 when the

ASU becomes effective. The Company is evaluating the impact of LIBOR on its existing contracts and investments, but does not expect that this update will have a material impact on its consolidated financial condition or results of operations.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). This update simplifies the accounting for income taxes within Accounting Standards Codification (ASC) topic 740 by removing certain exceptions and clarifying existing guidance. This update becomes effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2020. The Company has determined that the impact of this new standard will not be material to its consolidated financial condition and results of operations.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This update removes the disclosure requirements for the amounts of and the reasons for transfers between Level 1 and Level 2 and disclosure of the policy for timing of transfers between levels. This update also removes disclosure requirements for the valuation processes for Level 3 fair value measurements. Additionally, this update adds disclosure requirements for the changes in unrealized gains and losses for recurring Level 3 fair value measurements and quantitative information for certain unobservable inputs in Level 3 fair value measurements. Additionally, in March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This update provided clarification and eliminated inconsistencies on a variety of topics within the codification. The Company adopted the applicable standards and there was no impact on its consolidated financial condition and results of operations.
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

3. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,710.8	$2,710.8	$2,742.6	$2,742.6
Cash and cash equivalents	131.8	131.8	154.9	154.9
Restricted cash and cash equivalents	0.3	0.3	0.3	0.3
Assets and liabilities recorded at fair value on the Company’s Consolidated Balance Sheets are categorized based upon the levels of judgment associated with the inputs used to measure their fair value. Level inputs are defined as follows:
•Level 1 - Inputs are unadjusted quoted market prices for identical assets or liabilities in active markets at the measurement date.
•Level 2 - Inputs other than Level 1 prices that are observable for similar assets or liabilities through corroboration with market data at the measurement date.
•Level 3 - Inputs that are unobservable that reflect management’s best estimate of what willing market participants would use in pricing the assets or liabilities at the measurement date.
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments made to the prices obtained from third party pricing services as of June 30, 2020 and December 31, 2019.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. When objectively verifiable information is not available, the Company produces an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.

The following table presents the Company’s investments at fair value and the corresponding fair value measurements.

	June 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$92.0	$—	$—	$85.6	$—
U.S. Agencies	—	3.1	—	—	2.9	—
States and municipalities	—	434.1	—	—	484.5	—
Corporate securities	—	1,028.5	—	—	1,079.0	—
Residential mortgage-backed securities	—	496.1	—	—	480.4	—
Commercial mortgage-backed securities	—	115.1	—	—	110.6	—
Asset-backed securities	—	41.8	—	—	61.2	—
Collateralized loan obligations	—	80.9	—	—	—	—
Other securities	—	159.8	—	—	181.7	—
Total fixed maturity securities	$—	$2,451.4	$—	$—	$2,485.9	$—
Equity securities at fair value:
Industrial and miscellaneous	$183.4	$—	$—	$216.4	$—	$—
Other	32.9	—	—	40.3	—	—
Total equity securities at fair value	$216.3	$—	$—	$256.7	$—	$—
Short-term investments	$3.0	$40.1	$—	$—	$—	$—
Total investments at fair value	$219.3	$2,491.5	$—	$256.7	$2,485.9	$—
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
Financial Instruments Carried at Net Asset Value (NAV)
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company’s Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at NAV and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. The Company performs certain control procedures to validate the appropriateness of using NAV as a measurement. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 10 to 12 years, subject to two or three one year extensions at the general partner’s discretion. The Company will receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment, or portion thereof. The Company expects these distributions from time-to-time during the full course of the fund term. As of June 30, 2020, the Company had unfunded commitments to these private equity limited partnerships totaling $67.1 million.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.
The following table presents cash and investments carried at NAV on the Company’s Consolidated Balance Sheets.

	June 30, 2020	December 31, 2019
	(in millions)
Cash equivalents carried at NAV	$51.5	$14.4
Other invested assets carried at NAV	13.3	9.1

4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s available-for-sale (AFS) investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At June 30, 2020
Fixed maturity securities
U.S. Treasuries	$86.9	$5.1	$—	$92.0
U.S. Agencies	2.8	0.3	—	3.1
States and municipalities	401.6	32.5	—	434.1
Corporate securities	952.4	78.1	(2.0)	1,028.5
Residential mortgage-backed securities	476.2	20.2	(0.3)	496.1
Commercial mortgage-backed securities	108.0	7.7	(0.6)	115.1
Asset-backed securities	42.0	0.6	(0.8)	41.8
Collateralized loan obligations	84.4	—	(3.5)	80.9
Other securities	164.6	0.3	(5.1)	159.8
Total fixed maturity securities	$2,318.9	144.8	(12.3)	$2,451.4
Short-term investments	42.7	0.4	—	43.1
Total AFS investments	$2,361.6	$145.2	$(12.3)	$2,494.5

At December 31, 2019
Fixed maturity securities
U.S. Treasuries	$83.7	$1.9	$—	$85.6
U.S. Agencies	2.8	0.1	—	2.9
States and municipalities	458.2	26.3	—	484.5
Corporate securities	1,038.6	40.4	—	1,079.0
Residential mortgage-backed securities	471.7	9.4	(0.7)	480.4
Commercial mortgage-backed securities	107.4	3.2	—	110.6
Asset-backed securities	60.4	0.9	(0.1)	61.2
Other securities	180.5	1.6	(0.4)	181.7
Total AFS investments	$2,403.3	83.8	(1.2)	$2,485.9
The cost and estimated fair value of the Company’s equity securities recorded at fair value at June 30, 2020 and December 31, 2019 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At June 30, 2020
Equity securities at fair value
Industrial and miscellaneous	$114.3	$183.4
Other	27.8	32.9
Total equity securities at fair value	$142.1	$216.3

At December 31, 2019
Equity securities at fair value
Industrial and miscellaneous	$129.1	$216.4
Other	26.5	40.3
Total equity securities at fair value	$155.6	$256.7

The Company had Other invested assets totaling $33.3 million and $29.1 million at June 30, 2020 and December 31, 2019, respectively. These investments consisted of: (i) private equity limited partnerships that totaled $13.3 million and $9.1 million (initial cost of $13.3 million and $8.4 million) at June 30, 2020 and December 31, 2019, respectively, which are carried at NAV based on information provided by the general partner; and (ii) convertible preferred shares of real estate investment trusts that totaled $20.0 million at each of June 30, 2020 and December 31, 2019, which are carried at cost and approximate fair value. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through net realized and unrealized gains and losses on the Company’s Consolidated Statements of Comprehensive Income.
The amortized cost and estimated fair value of the Company’s fixed maturity securities at June 30, 2020, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$100.5	$101.7
Due after one year through five years	710.2	751.7
Due after five years through ten years	736.5	797.8
Due after ten years	61.1	66.3
Mortgage and asset-backed securities	710.6	733.9
Total	$2,318.9	$2,451.4
The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(in millions, except number of issues data)
Less than 12 months:
Fixed maturity securities
Corporate securities	$28.5	$(2.0)	14	$—	$—	—
Residential mortgage-backed securities	17.6	(0.3)	7	56.9	(0.2)	29
Commercial mortgage-backed securities	9.3	(0.6)	13	—	—	—
Asset-backed securities	19.1	(0.8)	11	10.1	(0.1)	6
Collateralized loan obligations	80.9	(3.5)	20	—	—	—
Other securities	139.2	(5.0)	278	15.2	(0.3)	64
Total less than 12 months	$294.6	$(12.2)	343	$82.2	$(0.6)	99

12 months or greater:
Fixed maturity securities
Residential mortgage-backed securities	$—	$—	—	$40.0	$(0.5)	19
Other securities	1.4	(0.1)	7	5.9	(0.1)	19
Total 12 months or greater	$1.4	$(0.1)	7	$45.9	$(0.6)	38
The Company recorded an allowance for expected credit losses on available-for-sale debt securities of $1.2 million during the six months ended June 30, 2020. See Note 5. There were no other-than-temporary impairments on fixed maturity securities recognized during the six months ended June 30, 2019. Those fixed maturity securities whose total fair value was less than amortized cost at June 30, 2020, were those in which the Company had no intent, need or requirement to sell at an amount less than their amortized cost.
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

Net realized gains (losses) on investments and the change in unrealized gains on the Company’s investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net Change in CECL Allowance	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI, before tax
	(in millions)
Three Months Ended June 30, 2020
Fixed maturity securities	$0.6	$(2.6)	$9.5	$79.8	$7.5	$79.8
Equity securities	1.7	(11.5)	—	42.3	32.5	—
Other invested assets	—	—	—	(0.3)	(0.3)	—
Short-term investments	—	—	—	0.4	—	0.4
Total investments	$2.3	$(14.1)	$9.5	$122.2	$39.7	$80.2

Six Months Ended June 30, 2020
Fixed maturity securities	$4.7	$(2.9)	$(1.2)	$49.9	$0.6	$49.9
Equity securities	24.4	(18.8)	—	(26.9)	(21.3)	—
Other invested assets	—	—	—	(0.7)	(0.7)	—
Short-term investments	—	—	—	0.4	—	0.4
Total investments	$29.1	$(21.7)	$(1.2)	$22.7	$(21.4)	$50.3

Three Months Ended June 30, 2019
Fixed maturity securities	$0.6	$(0.3)	$—	$37.6	$0.3	$37.6
Equity securities	1.1	(0.8)	—	6.8	7.1	—
Total investments	$1.7	$(1.1)	$—	$44.4	$7.4	$37.6

Six Months Ended June 30, 2019
Fixed maturity securities	$1.6	$(0.7)	$—	$84.8	$0.9	$84.8
Equity securities	2.7	(0.9)	—	28.0	29.8	—
Total investments	$4.3	$(1.6)	$—	$112.8	$30.7	$84.8
Proceeds from the sales of fixed maturity securities were $29.6 million and $249.8 million for the three and six months ended June 30, 2020, respectively, compared to $43.1 million and $94.3 million for the three and six months ended June 30, 2019, respectively.
Net investment income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in millions)
Fixed maturity securities	$18.7	$20.2	$38.0	$40.6
Equity securities	1.1	1.9	2.4	3.8
Other invested assets	0.7	—	1.3
Short-term investments	0.3	—	0.4	—
Cash equivalents and restricted cash	0.2	0.5	0.4	1.0
Gross investment income	21.0	22.6	42.5	45.4
Investment expenses	(1.1)	(1.2)	(2.7)	(2.2)
Net investment income	$19.9	$21.4	$39.8	$43.2
The Company is required by various state laws and regulations to hold securities or letters of credit in depository accounts with certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of June 30, 2020 and December 31, 2019, securities having a fair value of $870.1 million and $844.9 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $275.0 million and $260.0 million of securities on deposit as of June 30, 2020 and December 31, 2019, respectively (See Note 10).

Certain reinsurance contracts require the Company’s funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at June 30, 2020 and December 31, 2019 was $3.3 million and $2.9 million, respectively.
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
Premiums Receivable
Premiums receivable balances are all due within one year or less. The Company currently determines the allowance for premiums receivable based on an internal aging schedule using collectability and historical payment patterns, as well as current and expected future market conditions to determine the appropriateness of the allowance. Historical payment patterns provide the basis for the estimation along with similar risk characteristics and the Company's business strategy, which have not changed significantly over time. However, current and future market conditions have deteriorated as compared with the economic conditions included in the historical information. Specifically, unemployment and the temporary closures of small businesses have increased rapidly as of June 30, 2020, and the Company expects this trend to continue. Based on our past experience with generally similar conditions, the Company adjusted the historical payment patterns and aging schedule to reflect the differences in our current conditions and future forecasted changes. Changes in the allowance for credit losses are recorded through general and administrative expenses.
The table below shows the changes in the allowance for expected credit losses on premiums receivable.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2020
	(in millions)
Beginning balance of the allowance for expected credit losses on premiums receivable	$3.9	$4.6
Current period provision for expected credit losses	4.3	8.3
Write-offs charged against the allowance	(0.1)	(4.8)
Ending balance of the allowance for expected credit losses on premiums receivable	$8.1	$8.1
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

The table below shows the changes in the allowance for expected credit losses on reinsurance recoverables.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2020
	(in millions)
Beginning balance of the allowance for expected credit losses on reinsurance recoverables	$0.4	$—
Current period provision for expected credit losses	—	0.4
Ending balance of the allowance for expected credit losses on reinsurance recoverables	$0.4	$0.4
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
As of June 30, 2020, the Company established an aggregate allowance for credit losses in the amount of $1.2 million. For the Company’s investments in fixed-rate debt securities, the allowance for credit losses was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the expected present value of cash flows expected to be collected to its amortized cost basis. For the Company’s investments in Bank Loans and Collateralized Loan Obligations, which are not generally subject to interest rate risk, the allowance for credit losses was determined by observing the amount by which the investment’s amortized cost exceeded its fair value and adjusting that amount by the observed impact of the liquidity risk associated with the investment.
As of June 30, 2020, the Company did not intend to sell any of its AFS debt securities in which its amortized cost exceeded its fair value.
Accrued interest receivable on AFS debt securities totaled $16.2 million at June 30, 2020 and is excluded from the estimate of credit losses based on historically timely payments.
The table below shows the changes in the allowance for expected credit losses on available-for-sale securities.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2020
	(in millions)
Beginning balance of the allowance for expected credit losses on AFS securities	$10.7	$—
Current period provision for expected credit losses	(7.4)	3.3
Reductions in allowance from disposals	(2.1)	(2.1)
Ending balance of the allowance for expected credit losses on AFS securities	$1.2	$1.2

6. Property and Equipment
Property and equipment consists of the following:

	As of June 30,	As of December 31,
	2020	2019
	(in millions)
Furniture and equipment	$3.0	$2.5
Leasehold improvements	6.5	6.0
Computers and software	62.5	60.3
Automobiles	1.2	1.1
Property and equipment, gross	73.2	69.9
Accumulated depreciation	(52.0)	(48.0)
Property and equipment, net	$21.2	$21.9
Depreciation expenses related to property and equipment for the three and six months ended June 30, 2020 were $2.3 million and $4.4 million, respectively, and $9.0 million for the year ended December 31, 2019. Internally developed software costs of $0.8 million and $1.6 million were capitalized during the three and six months ended June 30, 2020, respectively, and $3.2 million in internally developed software costs were capitalized during the year ended December 31, 2019.
Cloud Computing Arrangements
The Company’s capitalized costs associated with cloud computing arrangements totaled $38.9 million and $33.6 million, which were comprised of service contract fees and implementation costs associated with hosting arrangements on the Company’s Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively. Total amortization for hosting arrangements was $1.8 million and $3.4 million for the three and six months ended June 30, 2020, respectively, and $5.3 million for the year ended December 31, 2019, respectively.
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
Components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in millions)
Operating lease expense	$1.1	$1.2	$2.4	$2.5
Finance lease expense	—	0.1	0.1	0.1
Total lease expense	$1.1	$1.3	$2.5	$2.6

As of June 30, 2020, the weighted average remaining lease term for operating leases was 5.7 years and for finance leases was 3.1 years. The weighted average discount rate was 2.7% and 3.7% for operating and finance leases, respectively.
Maturities of lease liabilities were as follows:

	As of June 30, 2020
	Operating Leases	Finance Leases
	(in millions)
2020	$4.3	$0.2
2021	3.7	0.3
2022	3.2	0.1
2023	3.2	—
2024	2.1	—
Thereafter	7.2	—
Total lease payments	23.7	0.6
Less: imputed interest	(1.5)	—
Total	$22.2	$0.6
Supplemental balance sheet information related to leases was as follows:

	As of June 30,	As of December 31,
	2020	2019
	(in millions)
Operating leases:
Operating lease right-of-use asset	$20.4	$15.9
Operating lease liability	22.2	17.8
Finance leases:
Property and equipment, gross	1.2	1.1
Accumulated depreciation	(0.6)	(0.5)
Property and equipment, net	0.6	0.6
Other liabilities	$0.6	$0.6
Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2020	2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$2.4	$2.5
Financing cash flows used for finance leases	0.1	0.1
7. Income Taxes
The Company’s effective tax rates were 19.8% and 14.8% for the three and six months ended June 30, 2020, respectively, compared to 18.1% and 17.0% for the corresponding periods of 2019. The lower effective tax rate for the six months ended June 30, 2020, versus those of the all other periods presented, resulted from net realized and unrealized losses on investments recorded on the Consolidated statement of comprehensive income for that period.

8. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in millions)
Unpaid losses and LAE at beginning of period	$2,191.7	$2,189.3	$2,192.8	$2,207.9
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	527.0	498.7	532.5	504.4
Net unpaid losses and LAE at beginning of period	1,664.7	1,690.6	1,660.3	1,703.5
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	99.2	116.1	209.4	229.4
Prior periods	(23.6)	(23.7)	(27.1)	(45.9)
Total net losses and LAE incurred during the period	75.6	92.4	182.3	183.5
Paid losses and LAE, net of reinsurance, related to:
Current period	17.1	23.2	24.0	30.6
Prior periods	76.1	82.2	171.5	178.8
Total net paid losses and LAE during the period	93.2	105.4	195.5	209.4
Ending unpaid losses and LAE, net of reinsurance	1,647.1	1,677.6	1,647.1	1,677.6
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	523.6	484.2	523.6	484.2
Unpaid losses and LAE at end of period	$2,170.7	$2,161.8	$2,170.7	$2,161.8
Total net losses and LAE included in the above table exclude amortization of the deferred reinsurance gain—LPT Agreement, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments, which totaled $2.5 million and $5.7 million for the three months ended June 30, 2020 and 2019, respectively, and $4.9 million and $8.2 million for the six months ended June 30, 2020 and 2019, respectively (See Note 9).
The change in incurred losses and LAE attributable to prior periods for the three and six months ended June 30, 2020 included $23.5 million and $26.5 million of favorable development on the Company’s voluntary risk business, respectively, and $0.1 million and $0.6 million of favorable development on the Company’s assigned risk business for the same periods. The change in incurred losses and LAE attributable to prior periods for the three and six months ended June 30, 2019 included $24.0 million and $46.0 million of favorable development on the Company’s voluntary risk business, respectively, and $0.3 million and $0.1 million of unfavorable development on the Company’s assigned risk business for the same periods. The favorable prior accident year loss development on voluntary business during the three and six months ended June 30, 2020 was the result of observed favorable loss cost trends across most accident years; however, the Company believes that the current economic conditions resulting from the COVID-19 pandemic have introduced significant risk of a prolonged recession, which could impact future development trends, including the increased risk of cumulative trauma claims and latent claim reporting, particularly for the more recent prior accident years. The favorable prior accident year loss development on voluntary business during the three and six months ended June 30, 2019 was the result of observed favorable loss cost trends, primarily for the 2014 through 2017 accident years, which have been impacted by the Company's internal initiatives to reduce loss costs, including the accelerated claims settlement activity that began in 2014 and that has continued into 2019.
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
The Company amortized $2.5 million and $3.7 million of the Deferred Gain for the three months ended June 30, 2020 and 2019, respectively, and $4.9 million and $6.2 million for the six months ended June 30, 2020 and 2019, respectively. Additionally, the Company recognized favorable development in the estimated reserves ceded under the LPT Agreement of $5.3 million, that reduced the Deferred Gain by $1.8 million for the three and six months ended June 30, 2019 due to favorable LPT Reserve Adjustments, and by $0.2 million for the three and six months ended June 30, 2019 due to favorable LPT Contingent Commission Adjustments. The remaining Deferred Gain was $132.2 million and $137.1 million as of June 30, 2020 and December 31, 2019, respectively. The estimated remaining liabilities subject to the LPT Agreement were $368.6 million and $380.4 million as of June 30, 2020 and December 31, 2019, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $808.0 million and $796.2 million from inception through June 30, 2020 and December 31, 2019, respectively.
10. Financing Arrangements
EICN, ECIC, EPIC, and EAC are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
During the second quarter of 2020, the FHLB announced its Zero Interest Recovery Advance program (the FHLB Advance Program). The FHLB Advance Program is a zero percent interest, six-month or one-year credit product that members can use to provide immediate relief to property owners, businesses, and other customers struggling with the financial impacts of the COVID-19 pandemic. Each member was allocated up to $10 million in advances under the FHLB Advance Program.
On May 11, 2020, the Company's insurance subsidiaries received a total of $35.0 million of advances under the Advance Program. The advances were secured by collateral previously pledged to the FHLB by the Company’s insurance subsidiaries in support of their existing collateralized advance facility, which has been reduced by the amount of these outstanding advances. The advances are required to be repaid to the FHLB on November 12, 2020 in the amount of $15.0 million and on May 11, 2021 in the amount of $20.0 million.
FHLB membership also allows the Company’s insurance subsidiaries access to standby letters of credit. On March 9, 2018, ECIC, EPIC, and EAC entered into standby Letter of Credit Reimbursement Agreements (Letter of Credit Agreements) with the FHLB. On March 1, 2019, FHLB and ECIC amended its Letter of Credit Agreement to increase its credit amount and on March 2, 2020, FHLB and EAC and EPIC each amended their Letter of Credit Agreements to increase their respective credit amounts. The Letter of Credit Agreements are between the FHLB and each of EAC, in the amount of $80.0 million, and EPIC, in the amount of $125.0 million. On April 20, 2020, FHLB and ECIC, amended its Letter of Credit Agreement to decrease its credit amount to $70.0 million. The amended Letter of Credit Agreements will expire March 31, 2021, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of June 30, 2020 and December 31, 2019, letters of credit totaling $275.0 million and $260.0 million, respectively, were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements.
As of June 30, 2020 and December 31, 2019, investment securities having a fair value of $398.7 million and $326.8 million, respectively, were pledged to the FHLB by the Company’s insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.
11. Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of unrealized gains on investments classified as AFS, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income:

	June 30, 2020	December 31, 2019
	(in millions)
Net unrealized gains on investments, before taxes	$132.9	$82.6
Deferred tax expense on net unrealized gains	(27.9)	(17.3)
Total accumulated other comprehensive income	$105.0	$65.3

12. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2020
RSUs(1)	77,560	$37.81	$2.9
PSUs(2)	105,180	37.81	4.0

May 2020
RSUs(3)	20,592	$29.59	$0.6
(1)The RSUs awarded in March 2020 were awarded to certain employees of the Company and vest 25% on March 15, 2021, and each of the subsequent three anniversaries of that date. The RSUs are subject to accelerated vesting in certain circumstances, including but not limited to: death, disability, retirement, or in connection with a change of control of the Company.
(2)The PSUs awarded in March 2020 were awarded to certain employees of the Company and have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The value shown in the table represents the aggregate number of PSUs awarded at the target level.
(3)The RSUs awarded in May 2020 were awarded to non-employee Directors of the Company and vest in full on May 28, 2021.
Employees who were awarded RSUs and PSUs are entitled to receive dividend equivalents, payable in cash, when the underlying award vests and becomes payable. If the underlying award does not vest or is forfeited, any dividend equivalents with respect to the underlying award will also fail to become payable and will be forfeited.
Stock options exercised totaled 38,500 for the six months ended June 30, 2020, 5,186 for the six months ended June 30, 2019, and 31,630 for the year ended December 31, 2019.
As of June 30, 2020, the Company had 115,516 options, 268,636 RSUs, and 280,001 PSUs (based on target number awarded) outstanding.
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
The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in millions, except share data)
Net income—basic and diluted	$59.6	$40.7	$24.7	$92.6
Weighted average number of shares outstanding—basic	30,043,900	32,077,698	30,697,975	32,197,523
Effect of dilutive securities:
PSUs	144,710	233,635	238,258	290,130
Stock options	25,524	78,836	45,031	79,487
RSUs	15,419	60,459	38,864	72,745
Dilutive potential shares	185,653	372,930	322,153	442,362
Weighted average number of shares outstanding—diluted	30,229,553	32,450,628	31,020,128	32,639,885

Diluted earnings per share excludes outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options, PSUs, and RSUs that were excluded from diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Options, PSUs, and RSUs excluded under the treasury method, as the potential proceeds on settlement or exercise was greater than the value of shares acquired	168,390	—	84,195	—
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

The following table summarizes the Company's written premium and components of net income before income taxes by reportable segment.

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Three Months Ended June 30, 2020
Gross premiums written	$140.2	$—	$—	$140.2
Net premiums written	139.0	—	—	139.0

Net premiums earned	151.4	0.1	—	151.5
Net investment income	18.8	0.9	0.2	19.9
Net realized and unrealized gains on investments	38.2	1.3	0.2	39.7
Other income	0.3	—	—	0.3
Total revenues	208.7	2.3	0.4	211.4

Losses and loss adjustment expenses	75.6	—	(2.5)	73.1
Commission expense	19.2	—	—	19.2
Underwriting and general and administrative expenses	38.4	4.3	2.1	44.8
Total expenses	133.2	4.3	(0.4)	137.1

Net income (loss) before income taxes	$75.5	$(2.0)	$0.8	$74.3

Three Months Ended June 30, 2019
Gross premiums written	$176.6	$—	$—	$176.6
Net premiums written	175.2	—	—	175.2

Net premiums earned	175.5	—	—	175.5
Net investment income	20.3	—	1.1	21.4
Net realized and unrealized gains on investments	6.9	—	0.5	7.4
Total revenues	202.7	—	1.6	204.3

Losses and loss adjustment expenses	92.5	—	(5.7)	86.8
Commission expense	23.8	—	—	23.8
Underwriting and general and administrative expenses	35.9	4.1	3.8	43.8
Interest and financing expenses	0.2	—	—	0.2
Total expenses	152.4	4.1	(1.9)	154.6

Net income (loss) before income taxes	$50.3	$(4.1)	$3.5	$49.7

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Six Months Ended June 30, 2020
Gross premiums written	$324.9	$—	$—	$324.9
Net premiums written	322.4	—	—	322.4

Net premiums earned	319.3	0.1	—	319.4
Net investment income	37.4	1.7	0.7	39.8
Net realized and unrealized losses on investments	(19.1)	(0.4)	(1.9)	(21.4)
Other income	0.6	—	—	0.6
Total revenues	338.2	1.4	(1.2)	338.4

Losses and loss adjustment expenses	182.3	—	(4.9)	177.4
Commission expense	40.5	—	—	40.5
Underwriting and general and administrative expenses	77.6	8.1	5.8	91.5
Total expenses	300.4	8.1	0.9	309.4

Net income (loss) before income taxes	$37.8	$(6.7)	$(2.1)	$29.0

Six Months Ended June 30, 2019
Gross premiums written	$386.6	$—	$—	$386.6
Net premiums written	383.9	—	—	383.9

Net premiums earned	350.3	—	—	350.3
Net investment income	40.9	—	2.3	43.2
Net realized and unrealized gains on investments	27.7	—	3.0	30.7
Other income	0.4	—	—	0.4
Total revenues	419.3	—	5.3	424.6

Losses and loss adjustment expenses	183.5	—	(8.2)	175.3
Commission expense	45.8	—	—	45.8
Underwriting and general and administrative expenses	75.2	7.6	8.5	91.3
Interest and financing expenses	0.6	—	—	0.6
Total expenses	305.1	7.6	0.3	313.0

Net income (loss) before income taxes	$114.2	$(7.6)	$5.0	$111.6

Entity-Wide Disclosures
The Company operates solely within the U.S. and does not have revenue from transactions with a single customer accounting for 10% or more of its revenues. The following table shows the Company's in-force premiums and number of policies in-force for each state with approximately five percent or more of our in-force premiums and all other states combined for the periods presented:

	June 30, 2020		December 31, 2019		June 30, 2019		December 31, 2018
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$292.9	42,705	$329.8	43,079	$348.0	43,813	$357.1	41,988
Florida	37.1	6,406	36.3	5,822	37.2	5,743	41.0	5,833
New York	30.1	6,753	31.7	5,679	29.8	4,734	23.9	3,663
Other (43 states and D.C.)	263.3	48,710	266.8	44,104	255.3	41,731	244.2	40,014
Total	$623.4	104,574	$664.6	98,684	$670.3	96,021	$666.2	91,498

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
The insurance industry is highly competitive, and there is significant competition in the national workers’ compensation industry that is based on price and quality of services. We compete with other specialty workers’ compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, self-insurance funds, and state insurance pools. As a result of these competitive conditions pricing on our renewals showed an overall price decrease of 7.5% and 6.9% for the three and six months ended June 30, 2020, respectively, versus the rate level in effect on such business a year earlier.
Coronavirus Disease (COVID-19) Considerations
On March 11, 2020, the World Health Organization formally declared the COVID-19 outbreak to be a pandemic. The global spread of COVID-19 has caused illness, death, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity, widespread unemployment, supply chain interruptions, and overall economic and financial market instability.

All states, including California, where we generated nearly one-half of our in-force premiums as of June 30, 2020, declared states of emergency and imposed various restrictions on business operations and social gatherings. Certain classes of business that we insure, especially those related to the restaurant and hospitality industries, have been particularly affected by these restrictions.
During most of the first quarter of 2020, we experienced strong new business opportunities, as evidenced by record levels of submissions, quotes, and binds, as well as strong renewal business. Given the abrupt and severe economic impacts attributable to the COVID-19 pandemic, the number of submissions, quotes, and binds decreased significantly beginning in the latter half of March 2020 and this trend continued through May 2020. In June 2020, as many businesses began to reopen, we experienced a year-over-year increase in new business submissions and new policies bound. New business premium fell, however, principally driven by a significant decline in policies with premium greater than $25,000. Unlike our entire book of business, California’s new business submissions, binds and estimated annual premium declined in both the first and second quarters of 2020 and, although new business opportunities in California improved in June and July, they have not been as strong as we have observed in other states.
We currently expect that our new business premium will continue to be down, as compared to that of the prior year, until such time as our insureds and businesses can reopen, resume their operations, and begin increasing staffing and payroll. Although our new business growth, as defined by number of policies, has been strong, it was insufficient as of June 30, 2020, to offset the decline in premium that we have experienced. The amount of the decrease in premium that we will ultimately experience remains uncertain. This is largely due to: (i) concerns that many small business owners face permanent closure or heavy reliance on newly-established federal government programs, such as the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act), in order to retain their businesses and the ultimate success of these programs remains unknown; and (ii) uncertainty as to when our insureds and targeted businesses will be permitted to fully reopen and resume their normal operations.
We continually review and adjust to changes in our policyholders' payrolls, economic conditions, and seasonality, as experience develops or new information becomes known. Any such adjustments are included in our current operations. Approximately 25% of our current payroll exposure, including that associated with policies generated by our largest payroll partners, is considered to be “pay as you go,” where the associated premium charged to the underlying policyholder is adjusted in real-time based on changes in the underlying payroll. For all other policyholders, payroll adjustments are made periodically through mid-term endorsements and/or premium audits. We experienced a significant increase in mid-term endorsement requests that served to reduce policy premiums beginning in late March 2020 and continuing into the second quarter; although these premium-reducing endorsements moderated beginning in the latter half of the second quarter.
We have been fully functional since we closed our buildings to employees and the general public on March 20, 2020, and it is expected that our business can remain fully functional while our employees work-from-home for an indefinite period of time. In addition, we currently plan to continue to execute on our strategic business plan despite being in a work-from-home status.
We are taking precautions to protect the safety and well-being of our employees while providing uninterrupted service to our policyholders and claimants. However, no assurance can be given that these actions will be sufficient, nor can we predict the level of disruption that will occur should the COVID-19 pandemic and its related macro-economic risks continue for an extended period of time. Additional information regarding risks and uncertainties related to the COVID-19 pandemic to our business, financial condition, and results of operations are set forth in Part II, Item 1A of this report.
We formally test the goodwill that we carry on our Consolidated Balance Sheets for impairment in the fourth quarter of each year. In addition, at the end of each quarter, we review the results of the previous analysis, as well as any recent developments that may constitute triggering events requiring the impairment analysis of our goodwill to be updated. As of June 30, 2020, we reviewed our goodwill analysis and determined that no impairment was necessary because our fair value, in accordance with ASC 350-20-35-23, exceeded our carrying value by more than an insignificant amount. However, our fair value had decreased significantly, as compared to that of the past several quarters, due to a decline in our market capitalization as a result of investor concerns of the potential adverse effects of COVID-19 on our business.
A further decline in our market capitalization in future periods, or any other relevant developments, could constitute a triggering event that could lead us to impair the valuation of all or a portion of our goodwill. As of June 30, 2020, the carrying value of our goodwill was $36.2 million.

Results of Operations
Our results of operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in millions)
Gross premiums written	$140.2	$176.6	$324.9	$386.6
Net premiums written	$139.0	$175.2	$322.4	$383.9

Net premiums earned	$151.5	$175.5	$319.4	$350.3
Net investment income	19.9	21.4	39.8	43.2
Net realized and unrealized gains (losses) on investments	39.7	7.4	(21.4)	30.7
Other income	0.3	—	0.6	0.4
Total revenues	211.4	204.3	338.4	424.6

Losses and LAE	73.1	86.8	177.4	175.3
Commission expense	19.2	23.8	40.5	45.8
Underwriting and general and administrative expenses	44.8	43.8	91.5	91.3
Interest and financing expenses	—	0.2	—	0.6
Total expenses	137.1	154.6	309.4	313.0
Income tax expense	14.7	9.0	4.3	19.0
Net income	$59.6	$40.7	$24.7	$92.6
Overview
Our net income was $59.6 million and $24.7 million for the three and six months ended June 30, 2020, respectively, compared to $40.7 million and $92.6 million for the corresponding periods of 2019. The key factors that affected our financial performance during the three and six months ended June 30, 2020, compared to the same periods of 2019 included:
•Net premiums earned decreased 13.7% and 8.8%, respectively;
•Losses and LAE decreased 15.8% and increased 1.2%, respectively;
•Underwriting and general and administrative expenses increased 2.3% and 0.2%, respectively;
•Net investment income decreased 7.0% and 7.9%, respectively; and
•Net realized and unrealized gains (losses) on investments increased by $32.3 million and decreased by $52.1 million, respectively.
Summary of Consolidated Financial Results
Gross Premiums Written
Gross premiums written were $140.2 million and $324.9 million and for the three and six months ended June 30, 2020, respectively, compared to $176.6 million and $386.6 million for the corresponding periods of 2019. The year-over-year decrease was primarily related to our Employers segment. See "—Summary of Financial Results by Segment —Employers".
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
Net investment income decreased 7.0% and 7.9% for three and six months ended June 30, 2020, compared to the same periods of 2019. The decreases were primarily due to a sharp increase in the amortization of bond premiums associated with our residential mortgage-backed securities, which was caused by an acceleration of near-term mortgage loan prepayment speed assumptions during the current periods. The average pre-tax book yield on invested assets decreased to 3.2% as of June 30, 2020, down from 3.5% as of June 30, 2019. Average invested assets decreased year-over-year.
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
Net realized and unrealized gains (losses) on investments were $39.7 million and $(21.4) million for the three and six months ended June 30, 2020, respectively, compared to $7.4 million and $30.7 million for the corresponding periods of 2019. The net realized and unrealized gains on investments for the three months ended June 30, 2020 and 2019 included $32.5 million and $7.1 million of net realized and unrealized gains on equity securities, respectively, and $7.5 million and $0.3 million of net realized gains on fixed maturity securities, respectively. The net realized and unrealized (losses) gains on investments for the six months ended June 30, 2020 and 2019 included $(21.3) million and $29.8 million of net realized and unrealized (losses) gains on equity securities, respectively, and $0.6 million and $0.9 million of net realized gains on fixed maturity securities, respectively.
The sizable net realized and unrealized gains (losses) we experienced on equity and fixed maturity securities during the three and six months ended June 30, 2020 were primarily the result of significant volatility in financial markets resulting from the COVID-19 pandemic. Our net gains and losses on equity securities during the three and six months ended June 30, 2020 were largely consistent with the performance of U.S. equity markets. Our net gains on fixed maturity securities during the three and six months ended June 30, 2020 were largely the result of a tightening of credit spreads between the yield on the fixed maturities we held versus that of U.S. Treasuries, as well as decreases in market interest rates during the periods. The net realized and unrealized gains and (losses) on fixed maturities also included a $9.5 million and $(1.2) million change to the allowance for expected credit losses for the three and six months ended June 30, 2020, respectively.
The net realized and unrealized losses we experienced on equity and fixed maturity securities during the three and six months ended June 30, 2019 were primarily the result of generally favorable market conditions, as measured by the performance of U.S. equity markets and decreases in market interest rates during the period. We recorded no other-than-temporary impairments on investments for the six months ended June 30, 2019.
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) continued to decrease through June 30, 2020, while medical and indemnity costs per claim increased over the same period. However, we recognize that the impacts of the COVID-19 pandemic, including the potential for further expansions or permanent extensions of presumed compensability of COVID-19 in certain jurisdictions, could result in an increase in claims frequency and severity for the current accident year. These trends and considerations are reflected in our current accident year loss estimate. Total claims costs have also been reduced by cost savings associated with increased claims settlement activity that continued in 2020. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. We assume that increasing medical and indemnity cost trends will continue to impact our long-term claims costs and current accident year loss estimate, which may be offset by rate increases. See "—Summary of Financial Results by Segment —Employers".
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
Interest and Financing Expenses
Interest and financing expenses include interest on notes payable, letter of credit fees, finance lease interest, and other financing fees.
Income Tax Expense
Income tax expense was $14.7 million and $4.3 million for the three and six months ended June 30, 2020, respectively, compared to $9.0 million and $19.0 million for the corresponding periods of 2019. The effective tax rates were 19.8% and 14.8% for the three and six months ended June 30, 2020, respectively, compared to 18.1% and 17.0% for the same periods of 2019. The lower effective tax rate for the six months ended June 30, 2020, versus those of the all other periods presented, resulted from net realized and unrealized losses on investments recorded on the Consolidated statement of comprehensive income for that period.
Summary of Financial Results by Segment
EMPLOYERS
The components of Employers' net income before income taxes are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(dollars in millions)
Gross premiums written	$140.2	$176.6	$324.9	$386.6
Net premiums written	$139.0	$175.2	$322.4	$383.9

Net premiums earned	$151.4	$175.5	$319.3	$350.3
Net investment income	18.8	20.3	37.4	40.9
Net realized and unrealized gains (losses) on investments	38.2	6.9	(19.1)	27.7
Other income	0.3	—	0.6	0.4
Total revenues	208.7	202.7	338.2	419.3

Losses and LAE	75.6	92.5	182.3	183.5
Commission expense	19.2	23.8	40.5	45.8
Underwriting expenses	38.4	35.9	77.6	75.2
Interest and financing expenses	—	0.2	—	0.6
Total expenses	133.2	152.4	300.4	305.1

Net income before income taxes	$75.5	$50.3	$37.8	$114.2

Underwriting income	$18.2	$23.3	$18.9	$45.8

Combined ratio	88.0%	86.8%	94.1%	87.0%
Underwriting Results
Gross Premiums Written
Gross premiums written were $140.2 million and $324.9 million for the three and six months ended June 30, 2020, respectively, compared to $176.6 million and $386.6 million for the corresponding periods of 2019. The year-over-year decreases for the three and six months ended June 30, 2020 were primarily driven by the impacts of the COVID-19 pandemic during the first half of 2020, including higher levels of unemployment and declines in payrolls for many of our insureds, upon which our premiums are based, particularly in our restaurant and hospitality classes. We reduced our premiums written by approximately $14.7 million in the second quarter of 2020 to reflect our estimate of the exposure adjustments on our in-force policies that we expect have resulted and will result from the impact of economic contraction. In the first quarter of 2020, we experienced strong new business opportunities, as evidenced by record levels of submissions, quotes, and binds, as well as strong renewal business. Given the abrupt and severe economic impacts attributable to the COVID-19 pandemic, the number of submissions, quotes, and binds decreased significantly beginning in the latter half of March 2020 and this trend continued through May 2020. In June 2020, as many businesses began to reopen, we experienced a year-over-year increase in new business submission and new policies bound. New business premium fell, however, principally driven by a significant decline in policies with premium greater than $25,000. Unlike our entire book of business, California new business submissions, binds and estimated annual premium declined in both the first and second quarter of 2020 and, although improved in June and July to-date, have not shown the same improvement we have observed elsewhere. Additionally, year-over-year decreases in average rates in many of the states in which we do business further impacted our gross premiums written during the first half of 2020.
Net Premiums Written
Net premiums written were $139.0 million and $322.4 million for the three and six months ended June 30, 2020, respectively, compared to $175.2 million and $383.9 million for the corresponding periods of 2019. Reinsurance premiums ceded were $1.2 million and $2.5 million for the three and six months ended June 30, 2020, respectively, compared to $1.4 million and $2.7 million for the corresponding periods of 2019.
Net Premiums Earned
Net premiums earned were $151.4 million and $319.3 million for the three and six months ended June 30, 2020, respectively, compared to $175.5 million and $350.3 million for the corresponding periods of 2019.
The following table shows the percentage change in Employers' in-force premiums, policy count, average policy size, and payroll exposure (upon which our premiums are based) overall, for California, where 47% of our premiums were generated, and for all other states, excluding California:

	As of June 30, 2020
	Year-to-Date Change			Year-Over-Year Change
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	(6.2)%	(11.2)%	(1.3)%	(7.0)%	(15.8)%	2.5%
In-force policy count	6.0	(0.9)	11.3	8.8	(2.5)	18.4
Average in-force policy size	(11.5)	(10.4)	(11.3)	(14.6)	(13.7)	(13.4)
In-force payroll exposure	0.9	(5.9)	4.7	7.6	(4.4)	14.9
The following table shows Employers' in-force premiums and number of policies in-force for each state with approximately five percent of our in-force premiums and all other states combined for the periods presented:

	June 30, 2020		December 31, 2019		June 30, 2019		December 31, 2018
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$292.9	42,705	$329.8	43,079	$348.0	43,813	$357.1	41,988
Florida	37.1	6,406	36.3	5,822	37.2	5,743	41.0	5,833
New York	30.1	6,753	31.7	5,679	29.8	4,734	23.9	3,663
Other (43 states and D.C.)	263.2	48,611	266.7	44,019	255.3	41,710	244.2	40,014
Total	$623.3	104,475	$664.5	98,599	$670.3	96,000	$666.2	91,498
Our alternative distribution channels that utilize partnerships and alliances generated $163.8 million and $162.7 million, or 26.3% and 24.3%, of our in-force premiums as of June 30, 2020 and 2019, respectively. We believe that the bundling of payroll-related products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnerships and alliances.
The current COVID-19 pandemic and its ongoing impacts on the marketing and distribution of our insurance products, including potential for the further and/or prolonged disruption of business of our independent agents and strategic partnerships and alliances, remains uncertain.
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
The following table presents the components of our calendar year combined ratios for our Employers segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Loss and LAE ratio	49.9%	52.7%	57.1%	52.4%
Underwriting expense ratio	25.4	20.5	24.3	21.5
Commission expense ratio	12.7	13.6	12.7	13.1
Combined Ratio	88.0%	86.8%	94.1%	87.0%

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
The table below reflects prior accident year loss and LAE reserve adjustments and the impact to the loss ratio.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(dollars in millions)
Losses and LAE	$75.6	$92.5	$182.3	$183.5
Prior accident year favorable development, net	23.6	23.7	27.1	45.9
Current accident year losses and LAE	$99.2	$116.2	$209.4	$229.4

Current accident year loss ratio	65.5%	66.2%	65.6%	65.5%
Losses and LAE during the three and six months ended June 30, 2020 were lower, compared to the same periods of 2019, primarily due to lower earned premiums for both periods. Additionally, the decrease for the six months ended June 30, 2020 was partially offset by lower levels of favorable prior accident year loss development in the first half of 2020, compared to the first half of 2019. Favorable development totaled $23.6 million and $27.1 million during the three and six months ended June 30, 2020, respectively, which included $23.5 million and $26.5 million favorable development on our voluntary business and an additional $0.1 million and $0.6 million favorable development on our assigned risk business, respectively. Favorable development for the three and six months ended June 30, 2019 totaled $23.7 million and $45.9 million, which included $24.0 million and $46.0 million of favorable development on our voluntary business and $0.3 million and $0.1 million of unfavorable development on our assigned risk business, respectively. Favorable prior accident year loss development on our voluntary business during the three and six months ended June 30, 2020 was the result of observed favorable loss cost trends across most prior accident years; however, we believe that the current economic conditions resulting from the COVID-19 pandemic have introduced significant risk of a prolonged recession, which could impact future development trends, including the increased risk of cumulative trauma claims and latent claim reporting, particularly for the more recent prior accident years. As a result, we limited the recognition of favorable development for accident years subsequent to 2010, which were not impacted by the last recession. Favorable prior accident year loss development on our voluntary business during the three and six months ended June 30, 2019 was the result of observed favorable loss cost trends, primarily for the 2014 through 2017 accident years, which have been impacted by our internal initiatives to reduce loss costs, including the accelerated claims settlement activity that began in 2014 and continued into 2019.
The current accident year loss and LAE ratio of 65.5% and 65.6% for the three and six months ended June 30, 2020 remains consistent with the 65.6% ratio for the full-year ratio 2019. Our current accident year loss and LAE ratio continues to reflect the impact of key business initiatives, including: an emphasis on the accelerated settlement of open claims; diversifying our risk exposure across geographic markets; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets, as well as the impact of increased competitive pressures and price decreases across most of our markets, and the impacts of COVID-19, which could result in an increase in claims frequency and severity for the current accident year driven by the presumed compensability of COVID-19 in certain jurisdictions.
Commission Expense Ratio. The commission expense ratio was 12.7% for each of the three and six months ended June 30, 2020, compared to 13.6% and 13.1% for the corresponding periods of 2019. Our commission expenses were $19.2 million and $40.5 million for the three and six months ended June 30, 2020, respectively, compared to $23.8 million and $45.8 million for the same periods of 2019. Our commission expense ratio decreased 0.9 and 0.4 percentage points, or 6.6% and 3.1%, for the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019. The decreases in the commission expense ratios were primarily the result of changes in business mix generating lower commission expense and lower 2020 agency incentives, compared to the same periods of 2019.
Underwriting Expenses Ratio. The underwriting expense ratio was 25.4% and 24.3% for the three and six months ended June 30, 2020, respectively, compared to 20.5% and 21.5% for the same periods of 2019. Our underwriting expenses were $38.4 million and $77.6 million for the three and six months ended June 30, 2020, respectively, compared to $35.9 million and $75.2 million for the same periods of 2019. Our underwriting and other operating expenses ratio increased 4.9 and 2.8 percentage points, or 23.9% and 13.0%, for the three and six months ended June 30, 2020, compared to the same periods of 2019, primarily driven by year-over-year decreases in net premiums earned and certain expense increases. During the three months ended June 30, 2020, premium taxes and assessments increased $2.3 million, compensation-related expenses increased $1.1 million, partially offset by a decrease in IT expenses of $0.9 million and a decrease in travel expenses of $0.5 million, each compared to the same period of 2019. During the six months ended June 30, 2020, depreciation and amortization increased $1.6 million, compensation-related expenses increased $1.3 million, partially offset by a decrease in IT expenses of $0.5 million and a decrease in travel expenses of $0.6 million, each compared to the same period of 2019.
Underwriting Income
Underwriting income for our Employers segment was $18.2 million and $18.9 million for the three and six months ended June 30, 2020, respectively, compared to $23.3 million and $45.8 million for the same periods of 2019. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, Other Income, and Interest and Financing Expenses see "—Results of Operations —Summary of Consolidated Financial Results".

CERITY
The components of Cerity's net loss before income taxes are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in millions)
Gross premiums written	$—	$—	$—	$—
Net premiums written	$—	$—	$—	$—

Net premiums earned	$0.1	$—	$0.1	$—
Net investment income	0.9	—	1.7	—
Net realized and unrealized gains (losses) on investments	1.3	—	(0.4)	—
Total revenues	2.3	—	1.4	—

Underwriting expenses	4.3	4.1	8.1	7.6
Total expenses	4.3	4.1	8.1	7.6

Net loss before income taxes	$(2.0)	$(4.1)	$(6.7)	$(7.6)

Underwriting loss	$(4.2)	$(4.1)	$(8.0)	$(7.6)

Combined ratio	n/m	n/m	n/m	n/m
n/m - not meaningful
Underwriting Results
Gross Premiums Written and Net Premiums Written
Gross premiums written and net premiums written were less than $0.1 million for the three and six months ended June 30, 2020.
Net Premiums Earned
Net premiums earned were $0.1 million for the three and six months ended June 30, 2020.
Underwriting Expenses
Underwriting expenses for our Cerity segment were $4.3 million and $8.1 million for the three and six months ended June 30, 2020, respectively, compared to $4.1 million and $7.6 million for the same periods of 2019. During the three months ended June 30, 2020, professional fees increased $0.3 million, compared to the same period of 2019. During the six months ended June 30, 2020, professional fees increased $0.4 million, compensation-related expenses increased $0.3 million, and licenses and fees increased $0.2 million, partially offset by a decrease in advertising expenses of $0.4 million, each as compared to the same period of 2019.
Underwriting Loss
Underwriting losses for our Cerity segment were $4.2 million and $8.0 million for the three and six months ended June 30, 2020, respectively, compared to $4.1 million and $7.6 million for the same periods of 2019. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Income
For a further discussion of non-underwriting related income, including Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, see "–Results of Operations –Summary of Consolidated Financial Results Consolidated."

CORPORATE AND OTHER
The components of Corporate and Other's net income (loss) before income taxes are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in millions)
Net investment income	0.2	1.1	0.7	2.3
Net realized and unrealized gains (losses) on investments	0.2	0.5	(1.9)	3.0
Total revenues	0.4	1.6	(1.2)	5.3

Losses and LAE - LPT	(2.5)	(5.7)	(4.9)	(8.2)
General and administrative expenses	2.1	3.8	5.8	8.5
Total expenses	(0.4)	(1.9)	0.9	0.3

Net income (loss) before income taxes	$0.8	$3.5	$(2.1)	$5.0
Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments
See "–Results of Operations –Summary of Consolidated Financial Results."
Losses and LAE - LPT
The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive Income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in millions)
Amortization of the Deferred Gain related to losses	$2.1	$3.2	$4.1	$5.2
Amortization of the Deferred Gain related to contingent commission	0.4	0.5	0.8	1.0
Impact of LPT Reserve Adjustments(1)	—	1.8	—	1.8
Impact of LPT Contingent Commission Adjustments(2)	—	0.2	—	0.2
Total impact of the LPT	$2.5	$5.7	$4.9	$8.2
(1)LPT Reserve Adjustments result in a cumulative adjustment to the Deferred Gain, which is recognized in losses and LAE incurred on our Consolidated Statements of Comprehensive Income, such that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement.
(2)LPT Contingent Commission Adjustments result in an adjustment to the Deferred Gain, which is recognized in losses and LAE incurred on our Consolidated Statements of Comprehensive Income, such that the Deferred Gain reflects the balance that would have existed had the revised contingent profit commission been recognized at the inception of the LPT Agreement.
General and Administrative Expenses
General and administrative expenses primarily consist of compensation related expenses, professional fees, and other corporate expenses at the holding company level. General and administrative expenses were $2.1 million and $5.8 million for three and the six months ended June 30, 2020, respectively, compared to $3.8 million and $8.5 million for the same periods of 2019. During the three months ended June 30, 2020, our Corporate and Other compensation-related expenses decreased $1.5 million compared to the same period of 2019. During the six months ended June 30, 2020, our Corporate and Other compensation-related expenses decreased $2.5 million compared to the same period of 2019.
Liquidity and Capital Resources
COVID-19 Liquidity and Capital Resources Considerations
The impacts of the COVID-19 pandemic on the U.S. economy, our operations and our investment portfolio have been significant. Nonetheless we believe that the liquidity available to our holding company and its operating subsidiaries remains adequate and we do not currently foresee a need to: (i) suspend ordinary dividends; (ii) seek a capital infusion; or (iii) seek any material non-investment asset sales. Furthermore, the holding company has no outstanding debt obligations and its operating subsidiaries have no interest-bearing debt obligations.

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
Our insurance subsidiaries’ ability to pay dividends to their parent is based on reported capital, surplus, and dividends paid within the prior 12 months. During the first quarter of 2020, EICN made a $20.0 million cash dividend payment to its parent company. As a result of that payment, EICN’s dividend capacity is limited to $1.1 million without prior regulatory approval for the remainder of 2020. During the second quarter of 2020, EPIC made a $21.7 million cash dividend payment to its parent company, and EAC made a $20.8 million cash dividend to its parent company. As a result of those payments, EPIC cannot pay any dividends through the remainder of 2020 without prior regulatory approval, and EAC's dividend capacity is limited to $0.1 million for the remainder of 2020 without prior regulatory approval. ECIC cannot pay any dividends through September 23, 2020 without prior regulatory approval, and $32.1 million thereafter; and CIC cannot pay dividends without prior regulatory approval until July 31, 2021.
Total cash and investments at the holding company was $50.7 million at June 30, 2020, consisting of $25.7 million of cash and cash equivalents, $24.6 million of unaffiliated fixed maturity securities, and $0.4 million of equity securities. We do not currently have a revolving credit facility at the holding company because we believe that its cash needs for the foreseeable future will be met with its cash and investments on hand, as well as dividends available from our insurance subsidiaries.
Operating Subsidiaries’ Liquidity
The primary sources of cash for our operating subsidiaries, which include our insurance and other operating subsidiaries, are premium collections, investment income, sales and maturities of investments, proceeds from FHLB advances, and reinsurance recoveries. The primary uses of cash by our operating subsidiaries are payments of losses and LAE, commission expenses, underwriting and other operating expenses, ceded reinsurance, investment purchases and dividends paid to their parent.
Total cash and investments held by our operating subsidiaries was $2,832.2 million at June 30, 2020, consisting of $106.4 million of cash and cash equivalents, $2,426.8 million of fixed maturity securities, $222.6 million of equity securities, $33.3 million of other invested assets, and $43.1 million of short-term investments. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of June 30, 2020 consisted of $106.1 million of cash and cash equivalents, $205.4 million of publicly traded equity securities whose proceeds are available within three business days, $809.9 million of highly liquid fixed maturity securities, and $43.1 million of short-term investments whose proceeds are available within three business days. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
EICN, ECIC, EPIC, and EAC are members of the FHLB. Membership allows our insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
During the second quarter of 2020, the FHLB announced its FHLB Advance Program. The FHLB Advance Program is a zero percent interest, six-month or one-year credit product that members can use to provide immediate relief to property owners, businesses, and other customers struggling with the financial impacts of the COVID-19 pandemic. Each member was allocated up to $10.0 million in advances under the FHLB Advance Program.
On May 11, 2020, our insurance subsidiaries received a total of $35.0 million of advances under the FHLB Advance Program. The advances were secured by collateral previously pledged to the FHLB by our insurance subsidiaries in support of our existing collateralized advance facility, which has been reduced by the amount of these outstanding advances. The advances are required to be repaid to the FHLB on November 12, 2020 in the amount of $15.0 million and on May 11, 2021 in the amount of $20.0 million.
FHLB membership also allows our insurance subsidiaries access to Letter of Credit Agreements and on March 9, 2018, ECIC, EPIC, and EAC entered into Letter of Credit Agreements with the FHLB. On March 1, 2019, FHLB and ECIC amended its Letter of Credit Agreement to increase its credit amount and on March 2, 2020, FHLB and EAC and EPIC each amended their Letter of Credit Agreements to increase their respective credit amounts. The Letter of Credit Agreements are between the FHLB and each of EAC, in the amount of $80.0 million, and EPIC, in the amount of $125.0 million. On April 20, 2020, FHLB and ECIC, amended its Letter of Credit Agreement to decrease its credit limit amount to $70.0 million. The amended Letter of Credit Agreements will expire March 31, 2021, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times (See Note 10).

We purchase reinsurance to protect us against the costs of severe claims and catastrophic events, including pandemics. On July 1, 2020, we entered into a new reinsurance program that is effective through June 30, 2021 with similar terms and conditions to the expiring program. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized. We further believe that we will not trigger a recovery under our current excess of loss reinsurance program in connection with the COVID-19 pandemic.
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Securities having a fair value of $870.1 million and $844.9 million were on deposit at June 30, 2020 and December 31, 2019, respectively. Additionally, standby letters of credit from the FHLB have been issued in lieu of $275.0 million and $260.0 million of securities on deposit at June 30, 2020 and December 31, 2019, respectively.
Certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $3.3 million and $2.9 million at June 30, 2020 and December 31, 2019, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the six months ended:

	June 30,
	2020	2019
	(in millions)
Cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$28.1	$42.3
Investing activities	4.4	42.5
Financing activities	(55.6)	(81.0)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(23.1)	$3.8
For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2020 included net premiums received of $321.8 million and investment income received of $45.3 million. These operating cash inflows were partially offset by net claims payments of $195.9 million, underwriting and other operating expenses paid of $101.8 million, and commissions paid of $41.3 million.
Net cash provided by operating activities for the six months ended June 30, 2019 included net premiums received of $374.6 million and investment income received of $48.5 million. These operating cash inflows were partially offset by net claims payments of $209.2 million, underwriting and other operating expenses paid of $100.8 million, and commissions paid of $47.7 million.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2020 and June 30, 2019 was primarily related to sales, maturities, and redemptions of investments whose proceeds were used to fund claims payments, underwriting and other operating expenses, stockholder dividend payments, and share repurchases, partially offset by the investment of premiums received and the reinvestment of funds from sales, maturities, redemptions, and interest income.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2020 was primarily related to share repurchases and stockholder dividend payments, partially offset by cash received from the FHLB Advance Program.
Net cash used in financing activities for the six months ended June 30, 2019 was primarily related to share repurchases, the redemption of notes payable, and stockholder dividend payments.

Dividends
Stockholder dividends paid were $15.8 million and $14.7 million for the six months ended June 30, 2020 and 2019, respectively. On July 22, 2020, the Board of Directors declared a $0.25 dividend per share, payable August 19, 2020, to stockholders of record on August 5, 2020.
Share Repurchases
On February 21, 2018, the Board of Directors authorized a share repurchase program for repurchases of up to $50.0 million of our common stock from February 26, 2018 through February 26, 2020 (the 2018 Program). On April 24, 2019, the Board of Directors authorized a $50.0 million expansion of the 2018 Program, to $100.0 million, and extended the repurchase authority pursuant to the 2018 Program through June 30, 2020. On March 11, 2020, the Board of Directors authorized a second $50.0 million expansion of the 2018 Program, to $150.0 million, and extended the repurchase authority pursuant to the 2018 Program through June 30, 2021. On July 22, 2020, the Board of Directors authorized a third $50.0 million expansion of the 2018 Program, to $200.0 million, and extended the repurchase authority pursuant to the 2018 Program through September 30, 2021. The 2018 Program provides that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2018 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time. Through June 30, 2020, we repurchased a total of 3,908,266 shares of common stock under the 2018 Program at an average price of $37.09 per share, including commissions, for a total cost of $144.9 million.
Capital Resources
As of June 30, 2020, the capital resources available to us consisted of $1,144.0 million of stockholders’ equity and the $132.2 million Deferred Gain.
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of June 30, 2020.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$23.7	$4.3	$10.1	$5.0	$4.3
Non-cancellable contracts	19.4	4.4	8.3	5.9	0.8
FHLB advances	35.0	35.0	—	—	—
Finance leases	0.6	0.2	0.3	0.1	—
Unpaid losses and LAE reserves (1)(2)	2,170.7	354.2	400.5	261.9	1,154.1
Unfunded investment commitments	67.1	67.1	—	—	—
Total contractual obligations	$2,316.5	$465.2	$419.2	$272.9	$1,159.2
(1)Estimated losses and LAE reserve payment patterns have been computed based on historical information. Our calculation of loss and LAE reserve payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of losses and LAE reserves vary from actual ultimate claims amounts due to variations between expected and actual payout patterns.
(2)The unpaid losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which were as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables on unpaid losses and LAE	$(523.2)	$(33.3)	$(56.2)	$(50.2)	$(383.5)
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total return; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance.

As of June 30, 2020, the total cost and amortized cost of our investments recorded at fair value was $2,503.7 million and its fair value was $2,710.8 million. These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.
As of June 30, 2020, our investment portfolio consisted of 89% fixed maturity securities. We strive to limit interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 2.7 at June 30, 2020. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “A+,” using ratings assigned by Standard & Poor’s (S&P) or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity securities portfolio had a weighted average quality of “A+” as of June 30, 2020, with 54.0% of the portfolio rated “AA” or better, based on market value. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with our publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $216.3 million at June 30, 2020, which represented 8% of our investment portfolio at that time. We also have a $6.7 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our Other invested assets made up 1% of our investment portfolio as of June 30, 2020 and include private equity limited partnerships and convertible preferred shares of real estate investment trusts. Our investments in private equity limited partnerships totaled $13.3 million at June 30, 2020 and are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 10 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. We expect to receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment or portion thereof, from time-to-time during the full course of the fund term. As of June 30, 2020, we had unfunded commitments to these private equity limited partnerships totaling $67.1 million. Our investments in convertible preferred shares of real estate investment trusts totaled $20.0 million at June 30, 2020 and are non-redeemable until conversion and are periodically evaluated for impairment based on the ultimate recovery of the investment.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets at fair value, the average book yield, and the average tax equivalent yield (each based on the book value of each category of invested assets) as of June 30, 2020.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield (1)
	(in millions, except percentages)
U.S. Treasuries	$92.0	3.4%	2.1%	2.1%
U.S. Agencies	3.1	0.1	3.5	3.5
States and municipalities	434.1	16.0	3.1	3.6
Corporate securities	1,028.5	38.0	3.4	3.4
Residential mortgage-backed securities	496.1	18.3	2.6	2.6
Commercial mortgage-backed securities	115.1	4.2	3.2	3.2
Asset-backed securities	41.8	1.5	3.6	3.6
Collateralized loan obligations	80.9	3.0	2.9	2.9
Other securities	159.8	5.9	3.4	3.4
Equity securities	216.3	8.0	3.3	4.4
Short-term investments	43.1	1.6	5.7	5.7
Total investments at fair value	$2,710.8	100.0%
Weighted average yield			3.2%	3.4%

(1) Computed using a statutory income tax rate of 21%

The following table shows the percentage of total estimated fair value of our fixed maturity securities as of June 30, 2020 by credit rating category, using the lower of ratings assigned by Moody’s Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	7.6%
“AA”	46.4
“A”	29.6
“BBB”	9.7
Below investment grade	6.7
Total	100.0%
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
We believe that we have appropriately identified the declines in the fair values for the six months ended June 30, 2020. We recorded an allowance for expected credit losses on AFS debt securities of $1.2 million during the six months ended June 30, 2020, primarily driven by COVID-19 related disruptions to the economy and financial markets. Those fixed maturity securities whose total fair value was less than amortized cost at June 30, 2020, were those in which the Company had no intent, need, or requirement to sell at an amount less than their amortized cost.
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
The recent economic disruptions caused by the COVID-19 pandemic has increased the credit risk associated with certain of our investment holdings, reinsurance recoverables and premiums receivable. As a result, and in accordance with the adoption of ASU 2016-13, we recorded $1.2 million of impairment for expected credit losses during the six-month period ended June 30, 2020. See Note 5 to the consolidated financial statements.

Interest Rate Risk
Fixed Maturity Securities
The fair value of our fixed maturity portfolio is exposed to interest rate risk, which is the risk of a decline in fair value resulting from changes in prevailing interest rates, which we strive to limit by managing duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 2.7 at June 30, 2020. Future market interest rates are particularly uncertain at this time given the abrupt interest rate cuts recently made by the Federal Reserve in response to the COVID-19 pandemic. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and the impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of June 30, 2020. The estimated changes in fair values on our fixed maturity securities, which had an aggregate value of $2,451.4 million as of June 30, 2020, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(254.4)	(11.1)%
200 basis point rise	(168.9)	(7.3)
100 basis point rise	(82.0)	(3.6)
50 basis point decline	41.0	1.8
100 basis point decline	82.3	3.6
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of June 30, 2020, the par value of our commercial and residential mortgage-backed securities holdings was $570.5 million, and the amortized cost was 102.4% of par value. Since a majority of our mortgage-backed securities were purchased at a premium or discount that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The commercial and residential mortgage-backed securities portion of the portfolio totaled 22.5% of total investments as of June 30, 2020. Agency-backed residential mortgage pass-throughs totaled $470.0 million, or 94.7%, of the residential mortgage-backed securities portion of the portfolio as of June 30, 2020.
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

The table below shows the sensitivity of our equity securities at fair value to price changes as of June 30, 2020:

(in millions)	Cost	Fair Value	20% Fair Value Decrease	Pre-tax Impact on Total Equity Securities	20% Fair Value Increase	Pre-tax Impact on Total Equity Securities
Equity securities	$142.1	$216.3	$173.0	$(43.3)	$259.6	$43.3
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
The COVID-19 pandemic has created great uncertainty about the path of the economy, consumer behavior, and workplace norms in the years ahead. Recent supply and demand shocks and dramatic changes in fiscal policy may lead to higher levels of inflation in future periods.
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
The COVID-19 health emergency has caused significant disruption in the global and U.S. economies and financial markets. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity, widespread unemployment, supply chain interruptions, and overall economic and financial market instability. The U.S. currently has the most reported COVID-19 cases in the world, and all 50 states and the District of Columbia have reported cases of infected individuals. All U.S. states, including California, where we generated nearly one-half of our in-force premiums as of June 30, 2020, have declared states of emergency. Impacts to our business could be widespread and material, including but not limited to, the following:
•employees contracting COVID-19;
•reductions in our operating effectiveness as our employees work from home;
•unavailability of key personnel necessary to conduct our business activities;
•reductions in our insureds' payrolls upon which our premiums are based;
•unprecedented volatility in financial markets that could materially affect our investment portfolio valuations and returns;
•government mandates and/or legislative changes, including premium grace periods and presumed COVID-19 compensability for all or certain occupational groups;
•increases in frequency and/or severity of compensable claims;
•increased credit risk;
•business disruption to independent insurance agents and brokers and/or our partners that market and sell our insurance products; and
•business disruptions to third parties that we outsource certain business functions to and whose technology upon which we rely.
We are taking precautions to protect the safety and well-being of our employees while providing uninterrupted service to our policyholders and claimants. However, no assurance can be given that these actions will be sufficient, nor can we predict the level of disruption that will occur to our employees' ability to continue to provide customer support and service as they work from home. Furthermore, should the COVID-19 pandemic and its related macro-economic risks continue for an extended period of time, demand for our insurance products would be negatively impacted and the frequency and severity of our compensable claims could increase, each of which could result in a material adverse effect on our results of operations and financial condition.
It is not possible at this time to estimate the impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
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

More generally, insurance regulators have broad regulatory powers designed to protect policyholders and claimants, and not stockholders or other investors. Regulations vary from state to state, but typically address or include:
•standards of solvency, including RBC measurements;
•restrictions on the nature, quality, and concentration of investments;
•restrictions on the types of terms that we can include in the insurance policies we offer;
•mandates that may affect wage replacement and medical care benefits paid under the workers' compensation system;
•requirements for the handling and reporting of claims and procedures for adjusting claims;
•restrictions on the way rates are developed and premiums are determined;
•the manner in which agents may be appointed;
•establishment of liabilities for unearned premiums, unpaid losses and LAE;
•limitations on our ability to transact business with affiliates;
•mergers, acquisitions, and divestitures involving our insurance subsidiaries;
•licensing requirements and approvals that affect our ability to do business;
•compliance with all applicable privacy laws;
•compliance with cyber-security laws and regulations;
•potential assessments for the settlement of covered claims under insurance policies issued by impaired, insolvent, or failed insurance companies or other assessments imposed by regulatory agencies; and
•the amount of dividends that our insurance subsidiaries may pay to EGI and CGI and, in turn, the ability of EGI and CGI to pay dividends to EHI.
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
Any government mandates and/or legislative changes related to the COVID-19 pandemic, including mandated premium refunds or credits, extended premium grace periods, and presumed COVID-19 compensability for all or certain occupational groups, could have a material adverse effect on our results of operations and financial condition. Premium grace periods, along with prolonged declines in our insureds' payrolls upon which our premiums are based, could significantly increase our expenses and adversely impact our liquidity. Furthermore, the presumption of COVID-19 compensability for all or certain occupational groups could significantly increase the frequency and severity of our compensable claims and increase our losses and LAE.
We focus on small businesses, and those businesses may be severely and disproportionately impacted by the recent downturn in economic conditions caused by the COVID-19 pandemic.
All states, including California, where we generated nearly one-half of our in-force premiums as of June 30, 2020, have declared states of emergency related to the COVID-19 pandemic and have imposed various types and levels of economic and social restrictions. At various times there have been impositions of greater restrictions in some states and lessening of restrictions in others, and in some cases a return to complete shutdown of certain government-defined non-essential businesses after re-opening had occurred. Certain classes of our business, especially those related to restaurants and hospitality, have been particularly hard-hit. Restaurants and Other Eating Places is currently our largest class of business, which at December 31,

2019, represented 24.7% of our in-force premiums. As a result of these significant business disruptions related to the COVID-19 pandemic and the uncertainty and inconsistency in which economic activity will resume, estimating the likely impact of the COVID-19 pandemic on our business, financial condition, and results of operations in future periods remains difficult.
In light of the COVID-19 pandemic, concerns persist that many non-essential small business owners face permanent closure or heavy reliance on newly-established federal government programs (such as the CARES Act) in order to retain their businesses. The ultimate success of these programs is currently unknown. To the extent that such programs prove to be ineffective or are otherwise unattractive, unavailable, or overly burdensome, many of our insureds could face permanent closure, which could have a material adverse effect on our future revenues and results of operations.
Our concentration in California ties our performance to the business, economic, demographic, natural perils, competitive, and regulatory conditions in that state.
Our business is concentrated in California, where we generated nearly one-half of our in-force premiums as of June 30, 2020. Accordingly, the loss environment and unfavorable business, economic, demographic, natural perils, competitive, and regulatory conditions in California, including the impacts of the ongoing COVID-19 pandemic, could negatively impact our business.
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
At June 30, 2020, we had $530.8 million of reinsurance recoverables for paid and unpaid losses and LAE, of which $7.6 million was due to us on paid claims.
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events, including natural perils and acts of terrorism, excluding nuclear, biological, chemical, and radiological events. On July 1, 2020, we entered into a new reinsurance program that is effective through June 30, 2021. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions.
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
Many of our competitors are multi-line carriers that can price the workers' compensation insurance they offer at a loss in order to obtain other lines of business at a profit. This creates a competitive disadvantage for us, as we only offer a single line of insurance. For example, a business may find it more efficient or less expensive to purchase multiple lines of commercial insurance coverage from a single carrier. Additionally, we primarily target small businesses, which may be more significantly and disproportionately impacted by a downturn in economic conditions such as those created by the COVID-19 pandemic.
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
The valuation of our investments, including the determination of the amount of impairments, includes estimates and assumptions and could result in changes to investment valuations that may adversely affect our financial condition and results of operations. Beginning on January 1, 2018, we are required to measure equity securities at fair value with changes in fair value recognized in net income, which causes increased volatility in our results of operations. Equity securities represented 8% of our total investment portfolio as of June 30, 2020. The use of internally developed valuation techniques may have a material effect on the estimated fair value amounts of our investments and our financial condition.
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
Bank loans represented approximately 5.9% of our investment portfolio as of June 30, 2020. The yield on our bank loans is currently based on the London Interbank Offered Rate (LIBOR). With the likelihood that there will be a cessation of LIBOR by the end of 2021, the yields and associated fair values of our bank loans could be impacted favorably or unfavorably by a transition from LIBOR to another rate.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the Company’s repurchases of its common stock during the second quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
April 1 - April 30	112,004	$32.87	112,004	$32.1
May 1 - May 31	594,982	29.20	594,982	14.7
June 1 - June 30	326,062	29.72	326,062	5.1
	1,033,048	$29.76	1,033,048
On February 21, 2018, the Board of Directors announced a share repurchase program for repurchases of up to $50.0 million of our common stock from February 26, 2018 through February 26, 2020 (the 2018 Program). On April 24, 2019, the Board of

Directors authorized a $50.0 million expansion of the 2018 Program, to $100.0 million, and extended the repurchase authority pursuant to the 2018 Program through June 30, 2020. On March 11, 2020, the Board of Directors authorized a second $50.0 million expansion of the 2018 Program, to $150.0 million, and extended the repurchase authority pursuant to the 2018 Program through June 30, 2021. On July 22, 2020, the Board of Directors authorized a third $50.0 million expansion of the 2018 Program, to $200.0 million, and extended the repurchase authority pursuant to the 2018 Program through September 30, 2021. The 2018 Program provides that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2018 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	File No.	Exhibit	Filing Date
*10.1	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Michael S. Paquette dated June 11, 2020, and effective as of January 1, 2021		8-K	001-33245	10.1	June 12, 2020
*10.2	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Lori A. Brown dated June 11, 2020, and effective as of January 1, 2021		8-K	001-33245	10.2	June 12, 2020
*10.3	Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan effective as of April 1, 2020		S-8 POS	333-168563	10.2	May 28, 2020
10.4	Amendment No. 2 to Irrevocable Standby Letter of Credit No. 2018-09 between ECIC and FHLB, dated May 5, 2020	X
10.5	Confirmation of Amendment No. 2 to Irrevocable Standby Letter of Credit No. 2018-08 between EAC and FHLB, dated February 20, 2020	X
10.6	Confirmation of Amendment No. 2 to Irrevocable Standby Letter of Credit No. 2018-10 between EPIC and FHLB, dated February 20, 2020	X
10.7	FHLB Form of Advances and Security Agreement	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
—————
*Represents management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	July 28, 2020	/s/ Michael S. Paquette
Michael S. Paquette
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)