Form 10-K
period 2020-12-31
Employers Holdings, Inc.
filed 2021-02-23
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 was $629,791,983.
As of February 11, 2021, there were 28,407,494 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders are incorporated by reference in Items 11, 12, 13 and 14 of Part III of this report.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
Unless otherwise indicated, all references to "we," "us," "our," the "Company" or similar terms refer to Employers Holdings, Inc., together with its subsidiaries. In this Annual Report on Form 10-K, the Company and its management discuss and make statements based on currently available information regarding their intentions, beliefs, current expectations, and projections of, among other things, the Company's future performance, including the effects of the Coronavirus (COVID-19) pandemic, business growth, retention rates, loss costs, claim trends and the impact of key business initiatives, future technologies and planned investments. Certain of these statements may constitute "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often identified by words such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely," or "continue," or other comparable terminology and their negatives. The Company and its management caution investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in the Company's future performance. Factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements include, among other things, those discussed or identified from time to time in the Company's public filings with the SEC, including the risks detailed in Item 1A, "Risk Factors." Except as required by applicable securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
NOTE REGARDING RELIANCE ON STATEMENTS IN OUR CONTRACTS
The agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and:
•were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement;
•may apply contract standards of "materiality" that are different from "materiality" under the applicable securities laws; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.
Notwithstanding the inclusion of the foregoing cautionary statements, we acknowledge that we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

PART I
Item 1. Business
General
Employers Holdings, Inc. (EHI) is a holding company, which was incorporated in Nevada in 2005, with subsidiaries that are specialty providers of workers' compensation insurance and services focused on select, small businesses engaged in low-to-medium hazard industries. We operate throughout the United States, with the exception of four states that are served exclusively by their state funds. We offer insurance through Employers Insurance Company of Nevada, Employers Compensation Insurance Company, Employers Preferred Insurance Company, Employers Assurance Company and Cerity Insurance Company, each of which have been assigned an A.M. Best Company (A.M. Best) financial strength rating of "A-" (Excellent), which is the 4th highest of 13 A.M. Best ratings.
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
An insurance company’s calendar year loss experience includes loss and LAE movements recognized during any given calendar year regardless of the year in which the underlying insured event actually occurred. An insurance company’s accident year loss experience includes only those loss and LAE movements recognized during the year in which the underlying insured event actually occurred.
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
Significant Impacts of the COVID-19 Pandemic on our Business
On March 11, 2020, the World Health Organization formally declared the COVID-19 outbreak to be a pandemic. The global spread of COVID-19 has caused illness, death, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity, widespread unemployment, supply chain interruptions, and overall economic and financial market instability.
All states, including California where we generated 45% of our in-force premiums as of December 31, 2020, declared states of emergency and imposed various restrictions on business operations and social gatherings. Certain classes of business that we insure, especially those related to the restaurant and hospitality industries, have been particularly affected by these restrictions.

Decrease in New Business Premium Volume
Prior to the COVID-19 pandemic, we experienced strong new business opportunities, as evidenced by record levels of submissions, quotes, and binds. As a result of the abrupt and severe economic impacts attributable to the COVID-19 pandemic, the number of new insurance submissions, quotes, and binds we received decreased significantly in the latter half of March 2020 and that trend largely continued through May 2020. Since then, as many businesses began to reopen, we have experienced year-over-year increases in new business submissions and new policies bound in nearly all of the states in which we operate, with the notable exception of California. Despite the increases in new non-California business policies that we experienced in 2020, our new business premium has fallen, driven primarily by significant declines in policy size and declines in policies with annual premiums greater than $25,000.
We currently expect that our in-force premiums will remain suppressed, as compared to that experienced in recent years, until such time as our insureds and businesses can resume their operations at a more normalized rate, and increase staffing and payrolls accordingly. Although our new business growth, as defined by number of policies added, has been strong, it has been insufficient to offset the decline in premiums that we experienced in 2020.
Our renewal business remained strong throughout 2020.
Overall, our net premiums written and net earned premiums decreased 17% and 12%, respectively, from 2019 to 2020.
Reduction in Losses and LAE
Despite government mandates and legislative changes related to the COVID-19 pandemic, including the presumption of COVID-19 compensability for all or certain occupational groups in many states, we experienced a significant decline in the frequency of compensable indemnity claims in 2020. This decline was experienced in nearly all states, including California. Medical and indemnity costs per claim increased from 2019 to 2020, but only by a moderate amount.
Overall, we recorded lower losses and LAE per dollar of premium earned in the 2020 accident year than in the 2019 accident year.
Reduction in Underwriting Expenses, Increase in Underwriting Expense Ratio
Our underwriting expenses in 2020 decreased by 1%, or $1.5 million, from our underwriting expenses in 2019. Despite this expense reduction, our underwriting expense ratio increased by 12%, due solely to the significant decrease in earned premiums we experienced in 2020.
Reduction in Investment Income, Strong Investment Gains
Given the recent and unprecedentedly low market interest rates resulting from the COVID-19 pandemic, our net investment income decreased by 13% from 2019 to 2020. We expect to experience further reductions in our net investment income in future periods as proceeds from sales, maturities and paydowns of our fixed maturity investments are reinvested into lower-yielding securities until such time that market interest rates return to levels at or in excess of the book yield of our fixed maturity investments.
As a result of the decreases in market interest rates experienced during 2020, we benefited from significant net investment gains on our fixed maturity investments, which contributed to a 4% increase in our stockholders’ equity from 2019 to 2020, despite our returning more than $130.6 million to our stockholders during the year in the form of dividends and stock repurchases.
Our Strategy
Human Capital Strategy
We believe that our employees are among our most important resources and they are critical to our continued success, good name and reputation. Our strategy is to attract and retain responsible, talented and experienced individuals through various initiatives that promote inclusion, diversity and fair pay. Through these initiatives, we seek to create an inclusive and engaged work community, minimize employee turnover, and improve recruitment.
The work environment we create and the way our employees treat and interact with one another affects job satisfaction and the way we perform our jobs. We respect the privacy and dignity of all individuals and recognize that our employees want and deserve a workplace where they are respected and appreciated. All employees must contribute to the creation and maintenance of such an environment.
We are committed to providing equal employment opportunity to qualified applicants without regard to race, creed, color, religion, sex, national origin or ancestry, age, marital status, pregnancy, sexual orientation, gender identification, medical condition, genetic information, disability, veteran status, and/or any other characteristic protected by law. This policy extends to all areas of employment, including recruitment, selection and placement, compensation, promotion and transfer, disciplinary measures, demotion, layoffs and terminations, testing and training, working conditions, awards and benefits, and all other employment-related actions.

We require our employees to follow specific rules of professional conduct that will protect the interests and safety of all employees and the organization. Employees and our Board of Directors are required to familiarize themselves with our comprehensive Code of Business Conduct and Ethics Policy and must remain in compliance with periodic training thereon, which is designed to assist them in conducting business in a legal, professional and ethical manner.
We strive to provide a safe work environment for our employees and will take reasonable steps to prevent unsafe situations and injuries. In response to the COVID-19 pandemic, in March 2020 we closed our buildings to our employees and the general public and have since remained in work-from-home mode. We believe that our business can remain fully functional, and can continue to provide uninterrupted service to our policyholders and claimants, while our employees continue to work-from-home.
We had 691 full-time employees at December 31, 2020 and our principal executive offices are located at 10375 Professional Circle in Reno, Nevada.
Business Strategy
Our strategy is to pursue profitable growth opportunities across market cycles and maximize total investment returns within the constraints of prudent portfolio management. We pursue profitable growth opportunities by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-term relationships with independent insurance agencies, developing and implementing new technologies designed to transform the way small businesses and insurance agents utilize digital capabilities and developing important alternative distribution channels. We continue to execute a number of ongoing business initiatives, including: achieving internal and customer-facing business process excellence; diversifying our risk exposure across geographic markets; and utilizing a multi-company pricing platform and territory-specific pricing. Additionally, we continue to execute our plan to develop and implement new technologies and capabilities that we believe will fundamentally transform and enhance the digital experience of our customers, including (i) continued investments in new technology, data analytics, and process improvement capabilities focused on improving the agent experience and enhancing agent efficiency; and (ii) the launch and further development of digital insurance solutions, including direct-to-customer workers' compensation coverage.
Equity Capital Strategy
We believe that we have a strong equity capital position. Our equity capital strategy is focused on supporting our business operations by maintaining equity capital levels commensurate with our desired ratings from independent rating agencies, satisfying regulatory constraints and legal requirements, and sustaining a level of financial flexibility to prudently manage our business through insurance and economic cycles while allowing us to take advantage of investment opportunities, including acquisitions of insurance and insurance-related entities, as and when they arise.
We also believe in returning equity capital not needed for these purposes to our stockholders through regular quarterly dividends and, when feasible, common stock repurchases. During the three-year period ending December 31, 2020, we paid dividends on our common stock totaling $86.4 million and we repurchased a total of $171.5 million of our common stock. Any future returns of equity capital to our stockholders are dependent on a variety of factors, including our financial position, holding company liquidity, share price, corporate and regulatory requirements, and any other factors that our Board of Directors deems relevant.
Description of Business
We are a specialty provider of workers' compensation insurance focused on select small businesses in low to medium hazard industries. We employ a disciplined, conservative underwriting approach designed to individually select specific types of businesses, predominantly those in the lowest four of the seven workers' compensation insurance industry-defined hazard groups, that we believe will have fewer and less costly claims relative to other businesses in the same hazard groups. Workers' compensation is provided under a statutory system wherein most employers are required to provide coverage for their employees' medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers' compensation insurance throughout the United States, with a concentration in California, where 45% of our in-force premiums is generated.
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
Reportable Segments
In 2019 we made changes to our corporate structure, mainly involving the launch and further development of our digital insurance platform offered under our Cerity brand name (Cerity), resulting in changes to our reportable segments. As a result, we determined that we have two reportable segments: Employers and Cerity. Each of these segments represents a separate and distinct underwriting platform through which we conduct our insurance business. This presentation allows the reader, as well as our chief operating decision makers, to objectively analyze the business originated through each of our underwriting platforms.
The nature and composition of each reportable segment and our Corporate and Other activities are as follows:
The Employers segment represents the traditional business offered under our EMPLOYERS brand name (Employers) through our agents, including business originated from our strategic partnerships and alliances.
The Cerity segment represents the business offered under our Cerity brand name, which includes our direct-to-customer business.
Corporate and Other activities consist of those holding company expenses that are not considered to be underwriting in nature, the financial impact of the LPT agreement, and legacy business assumed and ceded by Cerity Insurance Company. These expenses are not considered to be part of a reportable segment and are not otherwise allocated to a reportable segment.
We had total assets of $3.9 billion and $4.0 billion at December 31, 2020 and 2019, respectively. The following table highlights key results of our operations for the last three years.

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Net premiums written	$574.9	$691.5	$742.8
Total revenues	711.4	835.9	800.4
Net income	119.8	157.1	141.3
Our insurance subsidiaries are domiciled in the following states:

State of Domicile
Employers Insurance Company of Nevada (EICN)	Nevada
Employers Compensation Insurance Company (ECIC)	California
Employers Preferred Insurance Company (EPIC)	Florida
Employers Assurance Company (EAC)	Florida
Cerity Insurance Company (CIC)	New York
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
Disciplined Underwriting
Our strategy is to focus on disciplined underwriting and continually pursue profitable growth opportunities across market cycles when presented. We carefully monitor market trends to assess business opportunities that we expect will meet our pricing and risk standards. We price our policies based on the specific risks associated with each potential insured rather than solely on the industry class in which a potential insured is classified. Our disciplined underwriting approach, workers' compensation specialization, expertise in underwriting small businesses, and data-driven strategies are critical elements of our culture, which we believe allow us to offer competitive prices, while diversifying our risks.

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
Loss Control Services
Our online loss control services and employee safety tips assist policyholders in evaluating the safety risks of their business and identify cost-effective methods to reduce workplace injuries and illnesses, which can improve their productivity and long term profitability. These services include: (i) hazard analysis and control to evaluate operations and make recommendations for hazard control; (ii) management and supervisory education programs to assist in reinforcing best health and safety practices; and (iii) employee safety presentations and training.
Premium Audit
We conduct premium audits on all of our policyholders annually upon the policy expiration or termination. Premium audits allow us to comply with applicable state and reporting bureau requirements and to verify that policyholders have accurately reported their payroll and employee job classifications. We also selectively perform audit reviews and/or update renewal payroll on policies in certain classes of business or if unusual claims are filed or concerns are raised regarding projected annual payrolls, which could result in substantial variances at final audit. These variances, which can be significant, result in adjustments to our written and earned premiums, as well as our net losses and LAE, in the periods in which they become known.
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
In addition to our medical networks, we work closely with local vendors, including attorneys, medical professionals, pharmacy benefits managers, and investigators, to bring local expertise to our reported claims. We pay special attention to reducing costs and have established discounting arrangements with the aforementioned service providers. We use preferred provider organizations, bill review services, and utilization management to closely monitor medical costs. We actively investigate and pursue all types of fraud. We have implemented a medical provider fraud tool that allows us to identify suspicious medical billing and activity within our claims. We also aggressively pursue all subrogation recoveries to mitigate claims costs. Subrogation rights are based upon state and federal laws, as well as the insurance policies we issue. Our fraud and subrogation efforts are handled through dedicated units.
We have implemented a claim triage predictive model nationally that provides us with early identification of those claims likely to develop into large losses. Leveraging this information, we ensure the right resources and strategies are brought to bear on those claims early in the process.
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
Information Technology
Core Operating Systems
We believe we have a cost-effective and scalable information technology infrastructure that complements our geographic reach and business model. We continue to invest in technology to automate business processes and advanced data and analytics capabilities that will enable us to reduce our operating costs over the long-term and set a foundation for our future needs. Our technology saves our independent agents, brokers, and policyholders considerable time and maintains our competitiveness in our target markets.
Development and Implementation of New Technologies and Capabilities
We believe that our ongoing plan to develop and implement new technologies and capabilities will fundamentally transform and enhance the digital experience of our customers, including: (i) further investments in new technologies, data analytics, and process improvement capabilities focused on improving the agent experience and enhancing agent efficiency; and (ii) further development of Cerity, which offers digital insurance solutions, including direct-to-customer workers' compensation coverage. We believe that these technological and intellectual capabilities will support our future growth initiatives, provide direct access to workers' compensation insurance to those customers seeking an online experience, provide us with greater pricing precision and flexibility, and promote long-term value creation.
The development and implementation of these technologies and capabilities has increased our underwriting expenses and underwriting expense ratios in recent years. However, in future periods we expect that these additional expenses will, over time, be more than offset by anticipated new premium writings, improved loss ratios, and operational efficiency gains.
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
Cyber Security and Privacy
Our operations rely on the secure processing, storage, and transmission of personal, confidential, and other information. Our business, including our ability to adequately price products and services, establish reserves, provide an effective and secure service to our customers and report our financial results in a timely and accurate manner, depends significantly on the integrity, availability, and timeliness of the data we maintain, as well as the data held by third party service providers.
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
We focus heavily on in-force premiums, which represent the estimated annual premium on all policies that have not expired or have not been canceled. The following table shows a reconciliation of our gross premiums earned during the years ended December 31, 2020, 2019, and 2018 to in-force premiums as of December 31, 2020, 2019, and 2018:

	2020	2019	2018
	(in millions)
Gross premiums earned	$620.5	$701.2	$737.2
Less: Final audit and retroactive adjustments	33.1	27.1	61.1
Less: Involuntary premium	9.5	9.5	9.9
In-force premiums	$577.9	$664.6	$666.2

The following table sets forth our in-force premiums by hazard group and as a percentage of our total in-force premiums as of December 31:

Hazard Group	2020	Percentage of 2020 Total	2019	Percentage of 2019 Total	2018	Percentage of 2018 Total
	(in millions, except percentages)
A	$138.1	23.9%	$185.4	27.9%	$189.5	28.4%
B	161.6	28.0	175.9	26.5	171.6	25.8
C	170.4	29.5	183.2	27.6	188.7	28.3
D	92.1	15.9	103.4	15.6	100.5	15.1
E	12.8	2.2	14.1	2.1	12.2	1.8
F	2.3	0.4	2.0	0.3	3.2	0.5
G	0.6	0.1	0.6	<0.1	0.5	0.1
Total	$577.9	100.0%	$664.6	100.0%	$666.2	100.0%
In-force premiums for our top ten employer classifications as of December 31, 2020, and as a percentage of our total in-force premiums as of December 31, 2020, 2019, and 2018 were as follows:

	2020		2019	2018
Employer Classifications	In-force Premiums	Percentage of Total	Percentage of Total	Percentage of Total
	(in millions, except percentages)
Restaurants and Other Eating Places	$135.3	23.4%	24.7%	27.8%
Traveler Accommodation	42.5	7.4	7.8	7.7
Automobile Dealers	28.7	5.0	4.4	7.0
Automotive Repair and Maintenance	25.9	4.5	3.7	2.9
Offices of Physicians	21.2	3.7	2.9	3.3
Real Estate Management	20.9	3.6	3.2	3.7
Schools	16.7	2.9	2.3	2.4
Other Store Retailers	16.3	2.8	2.4	2.9
Grocery Stores	15.2	2.6	2.0	2.8
Wholesale Stores	14.9	2.6	2.3	2.7
Total	$337.6	58.5%	55.7%	63.2%
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
As of December 31, 2020 and 2019, our policyholders had average annual in-force premiums of $5,584 and $6,735, respectively. We are not dependent on any single policyholder and the loss of any single policyholder would not have a material adverse effect on our business.
The following table shows our in-force premiums and number of policies in-force for each state with approximately five percent or more of our in-force premiums and all other states combined as of December 31:

	2020		2019		2018
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$262.0	39,610	$329.8	43,079	$357.1	41,988
Florida	37.9	6,898	36.3	5,822	41.0	5,833
New York	26.7	6,657	31.7	5,679	23.9	3,663
Other (43 states and D.C.)	251.3	50,341	266.8	44,104	244.2	40,014
Total	$577.9	103,506	$664.6	98,684	$666.2	91,498
From 2018 through 2020, our total in-force premiums decreased 13.3% while the number of policies in-force increased 13.1%. During the same period, our in-force premiums and policy count in California decreased 26.6% and 5.7%, respectively, reflecting, in all periods, our efforts to continue to diversify and grow our business in new and profitable markets and, in 2020, the impact of various stay-home orders in response to the COVID-19 pandemic throughout the state of California. We cannot be certain how these trends will ultimately impact our future consolidated financial position and results of operations.
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
The insurance industry is highly competitive, and there is significant competition in the national workers' compensation industry that is based on price and quality of services. We compete with other specialty workers' compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, self-insurance funds, and state insurance pools. As a result of these competitive conditions, pricing on our renewals showed an overall price decrease of 5.7% for the year ended December 31, 2020, versus the rate level in effect on such business a year earlier.
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
For a detailed description of our reserves, the judgments, key assumptions and actuarial methodologies that we use to estimate our reserves, see "Item 7 –Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations –Critical Accounting Policies –Reserves for Losses and LAE" and Note 9 in the Notes to our Consolidated Financial Statements.
Reinsurance
Reinsurance is a transaction between insurance companies in which an original insurer, or ceding company, remits a portion of its premiums to a reinsurer, or assuming company, as payment for the reinsurer assuming a portion of the risk. Excess of loss reinsurance may be written in layers, in which a reinsurer or group of reinsurers accepts a band of coverage in excess of a specified amount, or retention, and up to a specified amount. The ceding company retains any liability exceeding the coverage limits of the reinsurance program. The ceding company also bears the risk of a reinsurer's unwillingness or inability to pay. Consistent with general industry practices, we purchase excess of loss reinsurance to protect us against the impact of large individual, irregularly occurring losses, and aggregate catastrophic losses from natural perils and terrorism, excluding nuclear, biological, chemical, and radiological events. Such reinsurance reduces the magnitude of such losses on our net income and the capital of our insurance subsidiaries.
Excess of Loss Reinsurance
Our current reinsurance program applies to all covered losses occurring between 12:01 a.m. July 1, 2020 and 12:01 a.m. July 1, 2021 and consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions. The coverage under our annual reinsurance programs that ended each of July 1, 2020 and 2019 was $190.0 million in excess of our $10.0 million retention on a per occurrence basis. We are solely responsible for any losses we suffer above $200.0 million except those covered by the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA of 2019). See "—Terrorism Risk Insurance Program." Covered losses that occur prior to expiration or cancellation of the applicable reinsurance agreement continue to be obligations of the subscribing reinsurers, subject to the other conditions in the agreement. The subscribing reinsurers may terminate the agreement only for our breach of the obligations of the agreement. We are responsible for the losses if the subscribing reinsurer cannot or refuses to pay.
The agreement includes certain exclusions for which our subscribing reinsurers are not liable for losses. These exclusions include but are not limited to losses arising from the following: reinsurance assumed by us under pooling arrangements; financial guarantee and insolvency; certain nuclear risks; liability as a member, subscriber, or reinsurer of any pool, syndicate, or association, but not assigned risk plans; liability arising from participation or membership in any insolvency fund; loss or damage caused by war other than acts of terrorism or civil commotion; workers' compensation business covering persons employed in Minnesota; and any loss or damage caused by any act of terrorism involving biological, chemical, nuclear, or radioactive pollution or contamination. Losses in connection with pandemics are covered under our reinsurance program, but we have not, and do not expect to, trigger a recovery as a result of the COVID-19 pandemic. Our underwriting guidelines generally require that insured risks fall within the coverage provided in the reinsurance program. Executive review and approval would be required if we were to write risks outside the reinsurance program.
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
We believe that our reinsurance program meets our current needs and that we are sufficiently capitalized.
As of December 31, 2020, approximately 42% of our excess of loss reinsurance program was provided by reinsurers domiciled in the United Kingdom. The exit of the United Kingdom from the European Union in 2020 had no effect on our excess of loss reinsurance program.
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
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775.0 million in cash. The LPT Agreement, which ceded to the reinsurers substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2.0 billion, excluding losses for burial and transportation expenses. The estimated remaining liabilities subject to the LPT Agreement were approximately $353.5 million and $380.4 million, as of December 31, 2020 and 2019, respectively (See Note 10 in the Notes to our Consolidated Financial Statements). Losses and LAE paid with respect to the LPT Agreement totaled approximately $818.9 million and $796.2 million through December 31, 2020 and 2019, respectively.
The reinsurers agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. The LPT Agreement required each reinsurer to place assets supporting the payment of claims by them in a trust that requires collateral be held at a specified level. The level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we may require the reinsurers to contribute additional assets to maintain the required minimum level of collateral. The value of these assets as of December 31, 2020 and 2019 was $369.1 million and $341.0 million, respectively.
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
We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain was recorded as a liability on our Consolidated Balance Sheets as Deferred Gain. We are also entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement through June 30, 2024. As of December 31, 2020, our estimate of the ultimate expected contingent profit commission was $68.8 million, of which $55.4 million has been settled.
Recoverability of Reinsurance
Reinsurance holds the assuming reinsurer liable to the ceding company to the extent of the reinsurance; however, it does not discharge the ceding company from its primary liability to its policyholders in the event the reinsurer cannot or refuses to pay its obligations under such reinsurance. We monitor the financial strength of our reinsurers and do not believe that we are currently exposed to any material credit risk as substantially all of our reinsurance is recoverable from large, well-capitalized reinsurance companies with A.M. Best financial strength ratings of "A-" (Excellent), or better. At December 31, 2020, $2.2 million was held as collateral by cash or letters of credit for our reinsurance recoverables and an additional $369.1 million was held in trust accounts for our benefit in support of reinsurance recoverables related to the LPT Agreement.
We review the aging of our reinsurance recoverables on a quarterly basis and no material amounts due from our reinsurers have been written-off as uncollectible since our inception in 2000. At December 31, 2020, we had no reinsurance recoverables on paid losses that were greater than 90 days overdue.
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
As of December 31, 2020, the total carrying value of our investment portfolio was more than $2.7 billion. These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.
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
Our Investment Managers monitor the ability of our bond issuers to repay their obligations, remain competitive, and maintain a strong financial position. Environmental, social and governance criteria are components of those considerations. Each of our Investment Managers are signatories to the Principles for Responsible Investment Group, an independent non-profit organization that encourages investors to use responsible and sustainable investment practices to enhance returns and better manage risks.
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
We had approximately 2,900 independent agencies that marketed and sold our insurance products at December 31, 2020. Independent agencies generated 72.8%, 75.1%, and 76.9% of in-force premiums at December 31, 2020, 2019, and 2018, respectively, and our largest agency generated two percent or less of our in-force premiums at each of December 31, 2020, 2019, and 2018.

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
Alternative distribution channels generated 27.2%, 24.9%, and 23.1% of our in-force premiums as of December 31, 2020, 2019, and 2018, respectively. We believe that the bundling of payroll-related products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnerships and alliances.
A significant concentration of our business is being generated by ADP. ADP is the largest payroll services provider in the United States servicing small and medium-sized businesses. As part of its services, ADP sells our workers' compensation insurance product along with its payroll and accounting services through its insurance agency and field sales staff primarily to small businesses. ADP generated 12.9%, 11.7%, and 13.1% of our in-force premiums as of December 31, 2020, 2019, and 2018, respectively. The majority of this business is written through ADP's small business unit, which has accounts of 1 to 50 employees.
Our relationship with ADP is non-exclusive; however, we believe that we are a key partner of ADP for our selected markets and classes of business.
The COVID-19 pandemic and its ongoing impact on the marketing and distribution of our insurance products, including potential for the further and/or prolonged disruption of business of our independent agents and strategic partnerships and alliances, remains uncertain.
Direct-to-Customer
To address the changing buying behaviors of small and micro-businesses, we launched Cerity, which offers digital insurance solutions, including direct-to-customer workers' compensation coverage. Cerity is based in Austin, Texas and began offering workers' compensation insurance in the first quarter of 2019. Cerity focuses on a limited number of classes where we believe that customers prefer an online experience.
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
Detailed annual and quarterly financial statements, prepared in accordance with statutory accounting principles (SAP), and other reports are required to be filed with the insurance regulator in each of the states in which we are licensed to transact business. The California Department of Insurance (California DOI), Florida Office of Insurance Regulation (Florida OIR), Nevada Division of Insurance (Nevada DOI), and New York Department of Financial Services (New York DFS) periodically examine the statutory financial statements of their respective domiciliary insurance companies. In 2020, the California DOI, the Nevada DOI, the Florida OIR, and the New York DFS successfully completed financial examinations for ECIC, EICN, EPIC and EAC, and CIC, respectively.

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
Pursuant to applicable insurance holding company laws, ECIC is required to register with the California DOI, EPIC and EAC are required to register with the Florida OIR, EICN is required to register with the Nevada DOI, and CIC is required to register with the New York DFS. Additionally, EPIC and EAC are commercially domiciled in California and are required to register with the California DOI. Under these laws, the respective state insurance regulators may, in addition to performing financial examinations, require disclosure of material transactions, and require prior notice for, or approval of, certain transactions.
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
Under the Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These risk-based capital (RBC) requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model, known as the "Authorized Control Level" of RBC. At December 31, 2020, each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements.
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
Operational and Strategic Risks
The effects of the COVID-19 pandemic have significantly affected the global and U.S. economies and financial markets, and may further disrupt our operations and the operations of our insureds, agents, and third parties upon which we rely.
The COVID-19 pandemic has caused significant disruption in the global and U.S. economies and financial markets. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity, widespread unemployment, supply chain interruptions, and overall economic and financial market instability. The U.S. currently has the most reported COVID-19 cases in the world, and all 50 states and the District of Columbia have reported cases of infected individuals. All U.S. states, including California, where we generated 45% of our in-force premiums as of December 31, 2020, have declared states of emergency. Impacts of the COVID-19 pandemic to our business could be widespread and material, including, but not limited to, the following:
•employees contracting COVID-19;
•reductions in our operating effectiveness as our employees work from home;
•unavailability of key personnel necessary to conduct our business activities;
•reductions in our insureds' payrolls upon which our premiums are based;
•temporary or permanent closures of the businesses that we insure;
•significant volatility in financial markets that could materially affect our investment portfolio valuations and returns;
•government mandates and/or legislative changes, including premium grace periods and presumed COVID-19 compensability for all or certain occupational groups;
•increases in frequency and/or severity of compensable claims;
•increased credit risk;
•business disruption to independent insurance agents and brokers and/or our partners that market and sell our insurance products; and
•business disruptions to third parties that we outsource certain business functions to and upon whose technology we rely.
We are taking precautions to protect the safety and well-being of our employees while providing uninterrupted service to our policyholders and claimants. However, no assurance can be given that these actions will be sufficient, nor can we predict the level of disruption that will occur to our employees' ability to continue to provide customer support and service as they work from home. Furthermore, should the COVID-19 pandemic and its related macro-economic risks continue for an extended period of time, demand for our insurance products could be negatively impacted and the frequency and severity of our compensable claims could increase, each of which could result in a material adverse effect on our results of operations and financial condition.
It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain.
If we fail to price our insurance policies sufficiently, our business competitiveness, financial condition, and results of operations could be materially adversely affected.
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
The market for workers' compensation insurance products is highly competitive. Competition in our business is based on many factors, including premiums charged, services provided, ease of doing business, financial ratings assigned by independent rating agencies, speed of claims payments, reputation, policyholder dividends, perceived financial strength, and general experience. In some cases, our competitors offer lower priced products than we do. If our competitors offer more competitive prices, policyholder dividends, or payment plans, services or commissions to independent agents, brokers, and other distributors, we could lose market share, have to reduce our premium rates, or increase commission rates, which could adversely affect our profitability. We compete with regional and national insurance companies, professional employer organizations, third-party administrators, self-insured employers, and state insurance funds. Our main competitors vary from state to state, but are usually those companies that offer a full range of services in underwriting, loss control, and claims. We compete on the basis of the services that we offer to our policyholders and on ease of doing business rather than solely on price.
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
The property and casualty insurance industry is cyclical in nature and is characterized by periods of so-called "soft" market conditions, in which premium rates are stable or falling in relation to the associated loss costs, insurance is readily available, and insurers' profits decline, and by periods of so-called "hard" market conditions, in which rates rise in relation to the associated loss costs, insurance may be more difficult to find, and insurers' profits increase. According to the Insurance Information Institute, since 1970, the property and casualty insurance industry experienced hard market conditions from 1975 to 1978, 1984 to 1987, and 2001 to 2004. Although the financial performance of an individual insurance company is dependent on its own specific business characteristics, the profitability of most workers' compensation insurance companies generally tends to follow this cyclical market pattern. We believe the workers' compensation industry currently has excess underwriting capacity resulting in lower rate levels and smaller profit margins. We continue to experience price competition in our target markets.
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
Our business is concentrated in California, where we generated 45% of our in-force premiums as of December 31, 2020. Accordingly, the loss environment and unfavorable business, economic, demographic, natural perils, competitive, and regulatory conditions in California, including the impact of the COVID-19 pandemic, could negatively impact our business. Our California new business opportunities are not currently as strong as those that we have observed in most other states.
Many California businesses are dependent on tourism revenues, which are, in turn, dependent on a robust economy. A downturn in the national economy or the economy of California, or any other event that causes deterioration in tourism, could adversely impact small businesses, such as restaurants, that we have targeted as customers. The insolvency of a significant number of small businesses could also have a material adverse effect on our financial condition and results of operations. California is also exposed to climate and environmental changes, natural perils such as earthquakes, and susceptible to pandemics, or terrorist acts. Additionally, the workers' compensation industry has seen a higher level of claims litigation in California, which could expose us beyond the liabilities currently expected and included on our financial statements. Because of the concentration of our business in California, we may be exposed to losses and business, economic, and regulatory risks or risk from natural perils that are greater than the risks associated with companies with greater geographic diversification.
We rely on independent insurance agents, brokers and select distribution partners.
We market and sell the majority of our insurance products through independent, non-exclusive insurance agents and brokers. These agents and brokers are not obligated to promote our products and can and do sell our competitors' products. In addition, these agents and brokers may find it easier to promote the broader range of programs of some of our competitors than to promote our single-line workers' compensation insurance products. Additionally, any disruptions to or changes in the distribution of our insurance products, including Cerity's direct-to-customer workers' compensation insurance offerings or other potential market disruptions, could negatively impact the relationship between us and our independent agents and brokers. The loss or disruption of business from a number of our independent agents and brokers, or the failure or inability of these agents and brokers to successfully market our insurance products including disruptions related to the COVID-19 pandemic, could have a material adverse effect on our business, financial condition, and results of operations.
ADP, our largest distribution partner, generated 12.9% of our total in-force premiums as of December 31, 2020. Our agreement with ADP is not exclusive. The termination of this agreement, our failure to maintain a good relationship with ADP, or its failure to successfully market our products may materially reduce our revenues and could have a material adverse effect on our results of operations. In addition, we are subject to the risk that ADP may face financial difficulties, reputational issues, or problems with respect to its own products and services, any of which may lead to decreased sales of our products and services. Moreover, if ADP consolidates or aligns itself with another company or changes its products that are currently offered with our workers' compensation insurance products, we may lose business or suffer decreased revenues.
We are also subject to credit risk with respect to certain of our insurance agents, brokers and select distribution partners, including ADP, as they collect insurance premiums on our behalf. Any failure to remit such premiums to us or to remit such amounts on a timely basis could have an adverse effect on our results of operations.

We rely on statistical data models and analytics that leverage internal and external data.
We use models to help make decisions related to, among other things, underwriting, pricing, claims management, reserving, capital allocation, and investments. These models incorporate various assumptions and forecasts that are subject to the inherent limitations of any statistical analysis and, as a result, the historical internal and industry data and assumptions used in the models may not accurately reflect the future. As a result, actual results may differ materially from expectations and our results of operations and financial condition could be materially adversely affected.
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
At December 31, 2020, we had $504.2 million of reinsurance recoverables for paid and unpaid losses and LAE, of which $7.6 million was due to us on paid claims.
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events, including natural perils, pandemics and acts of terrorism, excluding nuclear, biological, chemical, and radiological events. On July 1, 2020, we entered into a new reinsurance program that is effective through June 30, 2021. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions.
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
We could be liable for some or all of those ceded losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers that are a party to such transaction. As of December 31, 2020, the estimated remaining liabilities subject to the LPT Agreement were $353.5 million. If we are unable to collect on these reinsurance recoverables, our financial condition and results of operations could be materially adversely affected.
The LPT Agreement requires each reinsurer to place assets supporting the payment of claims by them in individual trusts that require that collateral be held at a specified level. The collateralization level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we can require the reinsurers to contribute additional assets to maintain the required minimum level. The value of these assets at December 31, 2020 was $369.1 million. If the value of the collateral in the trusts drops below the required minimum level and the reinsurers are unable to contribute additional assets, we could be responsible for substituting a new reinsurer or paying those claims without the benefit of reinsurance. One of the reinsurers has collateralized its obligations under the LPT Agreement by placing shares of stock of a publicly held corporation in a trust. The other reinsurers have placed U.S. treasury and fixed maturity securities in trusts to collateralize their obligations to us. The value of this collateral is subject to market fluctuations.
The LPT Agreement provides us with the ability to commute any contract with the reinsurers to the LPT Agreement if the credit rating of any such reinsurer were to fall below "A-" (Excellent) as determined by A.M. Best.
Financial Risks
We focus on small businesses, and those businesses may be severely and disproportionately impacted by the downturn in economic conditions caused by the COVID-19 pandemic.
All states, including California, where we generated 45% of our in-force premiums as of December 31, 2020, have declared states of emergency related to the COVID-19 pandemic and have imposed various types and levels of economic and social restrictions. At various times there have been greater restrictions imposed in some states and fewer restrictions in others, and in some cases a return to complete shutdown of certain government-defined non-essential businesses after re-opening had occurred. Certain classes of our business, especially those related to restaurants and hospitality, have been particularly hard-hit. Restaurants and Other Eating Places is currently our largest class of business, and at December 31, 2020, represented 23% of our in-force premiums. As a result of the significant business disruptions related to the COVID-19 pandemic and the uncertainty and inconsistency regarding when economic activity will resume, estimating the likely impact of the COVID-19 pandemic on our business, financial condition, and results of operations in future periods remains difficult.
In light of the COVID-19 pandemic, concerns persist that many small business owners face permanent closure or heavy reliance on existing or future federal government programs (such as the CARES Act) in order to retain their businesses. To the extent that such programs are no longer available, prove to be ineffective or are otherwise unattractive, unavailable, or overly burdensome, many of our insureds could face permanent closure, which could have a material adverse effect on our future revenues and results of operations.
A downgrade in our financial strength rating could reduce the amount of business that we are able to write or result in the termination of certain of our agreements with our strategic partners.
Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. Our insurance subsidiaries are currently assigned a group financial strength rating of "A-" (Excellent), by A.M. Best, which is the rating agency that we believe has the most influence on our business. This rating is assigned to companies that, in the opinion of A.M. Best, have demonstrated an excellent overall performance when compared to industry standards. A.M. Best considers "A-" (Excellent) rated companies to have an excellent ability to meet their ongoing obligations to policyholders. This rating does not refer to our ability to meet non-insurance obligations.
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
We establish and maintain reserves for our estimated losses and LAE. The loss reserves on our financial statements represent an estimate of amounts needed to pay and administer claims with respect to insured claims that have occurred, including claims that have occurred but have not yet been reported to us. Loss reserves are estimates of the ultimate cost of individual claims based on actuarial estimation techniques, are inherently uncertain, and do not represent an exact measure of liability. Additionally, any changes to our claims management and/or actuarial reserving processes could introduce volatility in our estimates of losses and LAE. Any changes in these estimates could be material and could have an adverse effect on our results of operations and financial condition during the period the changes are made.
Several factors contribute to the inherent uncertainty in establishing estimated losses, including the length of time to settle long-term, severe cases, claim cost inflation (deflation) trends, current and future economic conditions, and uncertainties in the long-term outcome of legislative reforms. Judgment is required in applying actuarial techniques to determine the relevance of historical payment and claim settlement patterns under current facts and circumstances. In certain states, we have a relatively short operating history and must rely on a combination of industry experience and our specific experience regarding claims emergence and payment patterns, medical cost inflation, and claim cost trends, adjusted for future anticipated changes in claims-related and economic trends, as well as regulatory and legislative changes, to establish our best estimate of reserves for losses and LAE. As we receive new information and update our assumptions over time regarding the ultimate liability, our loss reserves may prove to be inadequate to cover our actual losses, and we have in the past made, and may in the future make, adjustments to our reserves based on a number of factors.
We are a holding company with no direct operations. We depend on the ability of our subsidiaries to transfer funds to us to meet our obligations and capital management objectives, and our insurance subsidiaries' ability to pay dividends to us is restricted by law.
EHI is a holding company that transacts substantially all of its business through its operating subsidiaries. Its primary assets are the shares of stock of our insurance subsidiaries. The ability of EHI to meet its operating and financing cash needs and capital management objectives depends on the surplus and earnings of our subsidiaries, and upon the ability of our insurance subsidiaries to pay dividends to EGI and CGI and, in turn, the ability of EGI and CGI to pay dividends to EHI.
Payments of dividends by our insurance subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. As a result, we may not be able to receive dividends from these subsidiaries and we may not receive dividends in the amounts necessary to meet our holding company obligations. Further, if we were to experience a diminution in dividend payments from these subsidiaries in the future, we may not be able to continue to pay dividends to our stockholders and/or repurchase shares of common stock.

Acts of terrorism and natural, man-made catastrophes or other disruptive events could materially adversely impact our financial condition and results of operations.
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
Acts of terrorism, natural or man-made catastrophes or other disruptive events, including social unrest, can also affect our business due to resulting temporary or permanent closures of our insured’s businesses, even if there are no claims arising from such event.
Regulatory and Legal Risks
The insurance business is subject to extensive regulation and legislative changes, which impact the manner in which we operate our business.
Our insurance business is subject to extensive regulation by the applicable state agencies in the jurisdictions in which we operate, most significantly by the insurance regulators in California, Florida, Nevada, and New York, the states in which our insurance subsidiaries are domiciled. Changes in laws and regulations could have a significant negative impact on our business. As of December 31, 2020, 45% of our in-force premiums were generated in California. Accordingly, we are particularly affected by regulation in California.
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
•applicable privacy laws;
•cyber-security laws and regulations;
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
Recent government mandates and legislative changes related to the COVID-19 pandemic, including mandated premium refunds or credits, extended premium grace periods, and presumed COVID-19 compensability for all or certain occupational groups, have impacted our operational processes and financial results. Any additional government mandates and/or legislative changes related to the COVID-19 pandemic could have a further impact on our operational processes and could have a material adverse effect on our results of operations and financial condition. For example, premium grace periods could significantly increase our bad debt expenses and decrease our liquidity. Similarly, prolonged declines in our insureds' payrolls, upon which our premiums are based, could significantly decrease our premium volume and increase our expense ratio. Furthermore, the presumption of COVID-19 compensability for all or certain occupational groups could significantly increase the frequency and severity of our compensable claims and increase our losses and LAE.
Administrative proceedings, legal actions, or judicial decisions involving our insurance subsidiaries could have a material adverse effect on our business, financial condition and results of operations.
Our insurance subsidiaries are involved in various administrative proceedings and legal actions in the normal course of their business and could be impacted by adverse judicial decisions. Our subsidiaries have responded to such actions and intend to defend these claims. These claims or decisions concern issues including eligibility for workers' compensation insurance coverage or benefits, the extent of injuries, wage determinations, disability ratings, and bad faith and extra-contractual liability. Adverse decisions in administrative proceedings, legal actions, or judicial decisions could require us to pay significant amounts in the aggregate or to change the manner in which we administer claims, which could have a material adverse effect on our business, financial condition and results of operations.
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
Provisions of our amended and restated articles of incorporation and amended and restated by-laws could discourage, delay, or prevent a merger, acquisition, or other change in control of us, even if our stockholders might consider such a change in control to be favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect Directors and take other corporate actions. In particular, our amended and restated articles of incorporation and amended and restated by-laws currently include provisions:
•dividing our Board of Directors into classes until the 2021 stockholder meeting;
•eliminating the ability of our stockholders to call special meetings of stockholders;
•permitting our Board of Directors to issue preferred stock in one or more series;
•imposing advance notice requirements for nominations for election to our Board of Directors and/or for proposing matters that can be acted upon by stockholders at the stockholder meetings; and
•prohibiting stockholder action by written consent, thereby limiting stockholder action to that taken at an annual or special meeting of our stockholders.
These provisions may make it difficult for stockholders to replace Directors and could have the effect of discouraging a future takeover attempt that is not approved by our Board of Directors, but which stockholders might consider favorable. Additionally, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock.
General Risk Factors
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
The future outlook for our investment income is dependent on the direction of interest rates, maturity schedules, and cash available for investment. Given the recent and unprecedentedly low market interest rates resulting from the COVID-19 pandemic, we expect to experience further reductions in our investment income as proceeds from sales, maturities and paydowns of our fixed maturity investments are reinvested into lower-yielding securities until such time that market interest rates return to levels at or in excess of the book yield of our fixed maturity investments. In addition, the fair value of our fixed maturity securities that are available-for-sale (AFS) fluctuate with changes in interest rates and credit risk assumptions, which cause fluctuations in our stockholders' equity, net income and comprehensive income. Any significant decline in our investment income or the value of our investments as a result of changes in interest rates, deterioration in the credit of companies or municipalities in which we have invested, decreased dividend payments, general market conditions, or events that have an adverse impact on any particular industry or geographic region in which we hold significant investments could have an adverse effect on our net income and, as a result, on our stockholders' equity and policyholder surplus.
The valuation of our investments, including the determination of the amount of charges and impairments, includes estimates and assumptions and could result in changes to investment valuations. Our determinations, including the use of valuation models, pricing services and other techniques, can have a material effect on the valuation of our investments which may adversely affect our financial condition and results of operations.
We regularly review the valuation of our portfolio of fixed maturity investments, including the identification of other-than-temporary declines in fair value and expected credit losses. The determination of the amount of impairments and/or credit losses recognized on our investments is based on our periodic evaluation and assessment of our investments and known and inherent risks associated with the various asset classes. There can be no assurance that we have accurately determined the level of impairments and/or credit losses reflected on our financial statements and additional provisions may need to be recognized in the future. Further, historical trends may not be indicative of future impairments and/or credit losses.
Bank loans and collateralized loan obligations represented approximately 9.2% of our investment portfolio as of December 31, 2020. The yields on these investments are currently based on the London Interbank Offered Rate (LIBOR). With the likelihood that there will be a cessation of LIBOR by the end of 2021, the yields and associated fair values of our bank loans could be impacted favorably or unfavorably by a transition from LIBOR to another rate.
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
The capital and credit markets continue to experience volatility and disruption that could negatively affect market liquidity. These conditions have, at times, produced downward pressure on stock prices and limited the availability of credit for certain issuers without regard to those issuers' underlying financial strength. In addition, we could be forced to delay raising capital or be unable to raise capital on favorable terms, or at all, which could decrease our profitability, significantly reduce our financial flexibility, and cause rating agencies to reevaluate our financial strength ratings.
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
Our success depends on our ability to maintain effective information technology systems, to enhance those systems to better support our business in an efficient and cost-effective manner, and to develop new technologies and capabilities in pursuit of our long-term strategy. We have multiple initiatives that are focused on developing new technologies and capabilities and enhancing our information technology infrastructure. Some technology development and new business initiatives are long-term in nature, may negatively impact our expense ratios as we invest in the projects, may cost more than anticipated to complete, or may not be completed. Additionally, these initiatives may be more time-consuming than anticipated, may not deliver the expected benefits upon completion, and/or may need to be replaced or become obsolete more quickly than expected, all of which could result in accelerated recognition of expenses. If we fail to successfully execute on new business initiatives, fail to maintain or enhance our existing information technology systems, or if we were to experience failure in developing and implementing new technologies, our relationships, ability to do business with our clients and/or our competitive position may be adversely affected. We could also experience other adverse consequences, including additional costs or write-offs of capitalized costs, unfavorable underwriting and reserving decisions, internal control deficiencies, and information security breaches resulting in loss or inappropriate disclosure of data.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of February 1, 2021, we leased 178,098 square feet of office space in 6 states, including our principal executive offices located in Reno, Nevada. As a result of the effectiveness of our work-from-home transition, in 2020 we began to reduce our real estate footprint by closing and vacating our office locations in Wisconsin and Pennsylvania. We believe that our existing office space is adequate for our current needs. We will continue to enter into or exit lease agreements to address future space requirements, as necessary.
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
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol "EIG." There were 797 registered holders of record as of February 11, 2021.
We currently expect that quarterly cash dividends will continue to be declared and paid to our stockholders in the future; however, any determination to declare and pay additional or future dividends will be at the discretion of our Board of Directors and will be dependent upon:
•the surplus and earnings of our insurance subsidiaries and their ability to pay dividends and/or other statutorily permissible payments to their parent;
•our results of operations and cash flows;
•our financial position and capital requirements;
•general business conditions;
•any legal, tax, regulatory, and/or contractual restrictions on the payment of dividends; and
•any other factors our Board of Directors deems relevant.
Issuer Purchases of Equity Securities
We have repurchased shares of our common stock during each of the periods presented in this Annual Report on Form 10-K. Nonetheless, any determination as to whether we will continue to repurchase shares of our common stock in the future will be at the discretion of our Board of Directors and will be dependent upon:
•the surplus and earnings of our insurance subsidiaries and their ability to pay dividends and/or other statutorily permissible payments to their parent;
•our results of operations and cash flows;
•our financial position and capital requirements;
•general business and social economic conditions;
•any legal, tax, regulatory, and/or contractual restrictions on repurchases of our common stock; and
•any other factors our Board of Directors deems relevant.
The following table provides information with respect to the Company's repurchases of its common stock during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
October 1 – October 31, 2020	52,974	$30.71	52,974	$44.1
November 1 – November 30, 2020	296,381	33.28	296,381	34.2
December 1 – December 31, 2020	179,791	31.74	179,791	28.5
Total	529,146	$32.50	529,146
(1)Includes fees and commissions paid on stock repurchases.
(2)On February 21, 2018, the Board of Directors authorized a share repurchase program for repurchases of up to $50.0 million of the Company's common stock (the 2018 Program). On April 24, 2019, the Board of Directors authorized a $50.0 million expansion of the 2018 Program, to $100 million, and extended the repurchase authority pursuant to the 2018 Program through June 30, 2020. On March 11, 2020, the Board of Directors authorized a second $50.0 million expansion of the 2018 Program, to $150.0 million, and extended the repurchase authority pursuant to the 2018 Program through June 30, 2021. On July 22, 2020, the Board of Directors authorized a third $50.0 million expansion of the 2018 Program, to $200.0 million, and extended the repurchase authority pursuant to the 2018 Program through September 30, 2021. The 2018 Program provides that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2018 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.

Performance Graph
The following information compares the cumulative total return on $100 invested in the common stock of EHI, ticker symbol EIG, for the period commencing at the close of market on December 31, 2015 and ending on December 31, 2020 with the cumulative total return on $100 invested in each of the Standard and Poor's (S&P) 500 Index (S&P 500) and the Standard and Poor's 500 Property-Casualty Insurance Index (S&P P&C Insurance Index). The calculation of cumulative total return assumes the reinvestment of dividends. The following graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any filing pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

Employers Holdings, Inc.
Cumulative Total Return Performance

Total Return Performance

$225
$200
$175
$150
$125
$100
$75
Index Value
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Period Ending
Employers Holdings, Inc.
S&P 500
S&P 500 P&C Insurance Index

	Period Ending
	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Employers Holdings, Inc.	$100.00	$146.86	$167.03	$160.91	$163.45	$129.87
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P 500 P&C Insurance Index	100.00	115.71	141.61	134.97	169.88	181.70

Item 6. Selected Financial Data
The following selected historical consolidated financial data should be read in conjunction with ''Item 7–Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations'' and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2020	2019	2018	2017	2016
Income Statement Data	(in millions, except per share amounts)
Revenues:
Net premiums earned	$615.3	$695.8	$731.1	$716.5	$694.8
Net investment income	76.3	88.1	81.2	74.6	73.2
Net realized and unrealized (losses) gains on investments(1)	19.0	51.1	(13.1)	7.4	11.2
Gain on redemption of notes payable	—	—	—	2.1	—
Other income	0.8	0.9	1.2	0.8	0.6
Total revenues	711.4	835.9	800.4	801.4	779.8
Total expenses	563.7	642.1	630.9	657.4	639.1
Net income before income taxes	147.7	193.8	169.5	144.0	140.7
Income tax expense(2)	27.9	36.7	28.2	42.8	34.0
Net income	$119.8	$157.1	$141.3	$101.2	$106.7

Earnings per common share:
Basic	$4.01	$4.89	$4.30	$3.11	$3.29
Diluted	3.97	4.83	4.24	3.06	3.24
Cash dividends declared per common share	1.00	0.88	0.80	0.60	0.36
(1)Changes in the fair value of equity securities and other invested assets are included in Net realized and unrealized gains (losses) on investments on our Consolidated Statements of Comprehensive Income beginning 2018 in accordance with Accounting Standards Update (ASU) No. 2016-01.
(2)The statutory Federal income tax rate was reduced from 35% to 21% beginning in 2018 with the passage of the Tax Cuts and Jobs Act on December 22, 2017. See Note 8 in the Notes to the Consolidated Financial Statements.

	As of December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data	(in millions)
Cash and cash equivalents	$160.4	$154.9	$101.4	$73.3	$67.2
Total investments	2,757.2	2,778.4	2,727.7	2,677.7	2,536.6
Reinsurance recoverable on paid and unpaid losses	504.2	539.7	511.1	544.2	588.7
Total assets	3,922.6	4,004.1	3,919.2	3,840.1	3,757.4
Unpaid losses and loss adjustment expenses	2,069.4	2,192.8	2,207.9	2,266.1	2,301.0
Unearned premiums	299.1	337.1	336.3	318.3	310.3
Deferred reinsurance gain—LPT Agreement	125.4	137.1	149.6	163.6	174.9
FHLB advances and Notes payable	20.0	—	20.0	20.0	32.0
Total liabilities	2,709.8	2,838.3	2,901.0	2,892.4	2,932.8
Total stockholders' equity	1,212.8	1,165.8	1,018.2	947.7	840.6

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
Overview
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers' compensation insurance coverage to select, small businesses in low to medium hazard industries. Workers' compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees' medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers' compensation insurance throughout the United States, with a concentration in California, where 45% of our in-force premiums are generated. Our revenues are primarily comprised of net premiums earned, net investment income, and net realized and unrealized gains on investments.
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
Our 2020 underwriting results were significantly impacted by the COVID-19 pandemic. Prior to the COVID-19 pandemic, our underwriting results were improving, which reflected our superior claims handling and the increased pricing flexibility afforded to us through the use of multiple writing companies within states and territorial pricing in California. In addition, our ongoing underwriting initiatives, which are described below, have allowed us to expand our operations while also focusing on under-performing classes of business, as needed.
The insurance industry is highly competitive, and there is significant competition in the national workers' compensation industry that is based on price and quality of services. We compete with other specialty workers' compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, self-insurance funds, and state insurance pools. As a result of these competitive conditions, pricing on our renewals showed an overall price decrease of 5.7% for the year ended December 31, 2020, versus the rate level in effect on such business a year earlier.
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
Coronavirus (COVID-19) Impacts
Prior to the COVID-19 pandemic we experienced strong new business opportunities, as evidenced by record levels of submissions, quotes, and binds. As a result of the abrupt and severe economic impacts attributable to the COVID-19 pandemic, the number of new insurance submissions, quotes, and binds we received decreased significantly in the latter half of March 2020 and that trend largely continued through May 2020. Since then, as many businesses began to reopen, we have experienced year-over-year increases in new business submissions and new policies bound in nearly all of the states in which we operate, with the notable exception of California. Despite the increases in new non-California business policies that we experienced in 2020, our new business premium has fallen, driven primarily by significant declines in policy size and declines in policies with annual premiums greater than $25,000.
We currently expect that our in-force premiums will remain suppressed, as compared to that experienced in recent years, until such time as our insureds and businesses can resume their operations at a more normalized rate, and increase staffing and payrolls accordingly. Although our new business growth, as defined by number of policies added, has been strong, it has been insufficient to offset the decline in premiums that we experienced in 2020.
Our renewal business remained strong throughout 2020.
We continually review and adjust to changes in our policyholders' payrolls, economic conditions, and seasonality, as experience develops or new information becomes known. Any such adjustments are included in our current operations. Approximately 25% of our current payroll exposure, including that associated with policies generated by our largest payroll partners, is considered to be “pay as you go,” where the associated premium collected from policyholder is adjusted in real-time based on changes in the underlying payroll. For all other policyholders, payroll adjustments are made periodically through mid-term endorsements and/or premium audits. We reduced our final audit premium accruals by approximately $35.0 million, to zero, for the year ended December 31, 2020 to reflect our estimate of the exposure adjustments on our in-force policies that we expect have resulted, and will result from the impact of economic contraction.
We have been fully functional since we closed our buildings to employees and the general public in March 2020, and it is expected that our business can remain fully functional while our employees work-from-home for an indefinite period of time. As a result of the effectiveness of our work-from-home transition, we have begun to reduce our real estate footprint by terminating or non-renewing certain operating leases.
We are taking precautions to protect the safety and well-being of our employees while providing uninterrupted service to our policyholders and claimants. However, no assurance can be given that these actions will be sufficient, nor can we predict the level of disruption that will occur should the COVID-19 pandemic and its related macro-economic risks continue for an extended period of time. Additional information regarding risks and uncertainties related to the COVID-19 pandemic to our business, financial condition, and results of operations are set forth in Part I, Item 1A of this report.
We formally analyze the goodwill that we carry on our Consolidated Balance Sheets for impairment in the fourth quarter of each year and, as of December 31, 2020, our formal analysis determined that no impairment was necessary in accordance with ASC 350-20-35-23.
During 2020, our fair value, as measured by our market capitalization, decreased significantly as a result of investor concerns about potential adverse effects of the COVID-19 pandemic on our business. A further decline in our fair value, as measured by our market capitalization or otherwise, and/or any other relevant developments, could constitute a triggering event that could lead us to impair the valuation of all or a portion of our goodwill. As of December 31, 2020, the carrying value of our goodwill was $36.2 million.
Results of Operations
Our results of operations for the three year period ending December 31, 2020 are as follows:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Gross premiums written	$580.1	$696.9	$748.9
Net premiums written	$574.9	$691.5	$742.8

Net premiums earned	$615.3	$695.8	$731.1
Net investment income	76.3	88.1	81.2
Net realized and unrealized gains (losses) on investments	19.0	51.1	(13.1)
Other income	0.8	0.9	1.2
Total revenues	711.4	835.9	800.4

Losses and LAE	302.4	365.9	376.7
Commission expense	78.8	88.1	94.2
Underwriting and general and administrative expenses	181.3	187.5	158.5
Interest and financing expenses	0.4	0.6	1.5
Other expenses	0.8	—	—
Total expenses	563.7	642.1	630.9

Net income before income taxes	147.7	193.8	169.5
Income tax expense	27.9	36.7	28.2
Net income	$119.8	$157.1	$141.3

Overview
Our net income was $119.8 million, $157.1 million, and $141.3 million in 2020, 2019, and 2018, respectively. The key areas that affected our financial performance during those years included:
•Net premiums earned decreased 11.6% in 2020 and 4.8% in 2019, each compared to the previous year;
•Losses and LAE decreased 17.4% in 2020 and 2.9% in 2019, each compared to the previous year;
•Underwriting and general and administrative expenses decreased 3.3% in 2020 and increased 18.3% in 2019, each compared to the previous year;
•Net investment income decreased 13.4% in 2020 and increased 8.5% in 2019, each compared to the previous year; and
•Net realized and unrealized gains (losses) on investments were $19.0 million, $51.1 million, and $(13.1) million in 2020, 2019, and 2018, respectively.
Summary of Consolidated Financial Results
Gross Premiums Written
Gross premiums written were $580.1 million, $696.9 million, and $748.9 million for the years ended December 31, 2020, 2019, and 2018, respectively. Period over period changes in gross premiums earned during 2020, 2019 and 2018 were primarily related to our Employers segment. See –Summary of Financial Results by Segment –Employers.
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
Net investment income was $76.3 million, $88.1 million, and $81.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. The decrease in 2020 was primarily due to lower bond yields and a sharp increase in the amortization of bond premiums associated with our residential mortgage-backed securities, which was caused by an acceleration of near-term mortgage loan prepayment speed assumptions during the year. The increase in 2019 was primarily due to an increase in the allocation and yield of bank loans and other invested assets. The average pre-tax ending book yield on our invested assets was 3.0%, 3.3%, and 3.4% at December 31, 2020, 2019, and 2018, respectively. The average ending tax-equivalent yield on our invested assets (which adjusts the book yield of our investments in tax-advantaged securities to an equivalent pre-tax book yield) was 3.1% at December 31, 2020 and 3.5% at both December 31, 2019 and 2018.
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
Net realized and unrealized gains (losses) on investments were $19.0 million, $51.1 million, and $(13.1) million for the years ended December 31, 2020, 2019, and 2018, respectively.
Net realized and unrealized gains on investments in 2020 included $15.8 million of net realized and unrealized gains on equity securities, $4.5 million of net realized gains on fixed maturity securities and short-term investments, and $1.3 million of unrealized losses on other invested assets. The net investment gains on our equity securities were largely consistent with the performance of U.S. equity markets. The net investment gains on our fixed maturity securities were primarily the result of decreases in market interest rates. The net investment gains on our fixed maturity securities were reduced by a $0.7 million allowance for expected credit losses. Net realized and unrealized gains on investments in 2019 included $46.5 million of net realized and unrealized gains on equity securities, $3.9 million of net realized gains on fixed maturity securities, and $0.7 million of unrealized gains on other invested assets. The net investments gains on our equity securities were largely consistent with the performance of U.S. equity markets. The net investment gains on our fixed maturity securities were primarily related to sales associated with a reallocation of our investment portfolio. Net realized and unrealized losses on investments in 2018 included $11.3 million of net realized and unrealized losses on equity securities and $1.8 million of net realized losses on fixed maturity securities. The net investment losses on our equity securities were primarily the result of volatility in equity markets. The net investment losses on our fixed maturity securities were primarily related to the sales associated with a reallocation of our investment portfolio, offset by $3.3 million in other-than-temporary impairments of certain fixed maturity securities due to our intent to sell the securities. Additional information regarding our Investments is set forth under "–Liquidity and Capital Resources–Investments" and Note 5 in the Notes to our Consolidated Financial Statements.
Other Income
Other income consists of net gains and losses on fixed assets, non-investment interest, installment fee revenue, and other miscellaneous income.
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) decreased year-over-year in 2020 and 2019, while medical and indemnity costs per claim increased over the same period. However, we recognized the impacts of the COVID-19 pandemic, including the potential for further expansions or permanent extensions of presumed compensability of COVID-19 in certain jurisdictions. These trends and considerations are reflected in our current accident year loss estimate. Total claims costs have also been reduced by cost savings associated with increased claims settlement activity that continued through 2020. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. We assume that increasing medical and indemnity cost trends will continue to impact our long-term claims costs, which may be offset by rate increases. Additional information regarding our reserves for losses and LAE is set forth under "–Critical Accounting Policies –Reserves for Losses and LAE." See also, "–Summary of Financial Results by Segment –Employers."
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
Interest and Financing Expenses
Interest and financing expenses include credit facility fees, surplus notes interest, letter of credit fees, finance lease interest, and other financing fees.
Other Expenses
As a result of the effectiveness of our work-from-home transition, in 2020 we began to reduce our real estate footprint and closed and vacated various office locations. Accordingly, during the year ended December 31, 2020, we recorded charges of $0.8 million related to the abandonment of certain operating leases.
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

Income tax expense was $27.9 million, $36.7 million, and $28.2 million for the years ended December 31, 2020, 2019, and 2018, respectively, representing effective tax rates of 18.9%, 18.9%, and 16.6% for the years ended December 31, 2020, 2019, and 2018, respectively.
Tax-advantaged investment income, LPT Reserve Adjustments, LPT Contingent Commission Adjustments, Deferred Gain amortization and certain other adjustments reduced our income tax expense computed at a statutory rate of 21% by $3.1 million, $4.0 million, and $7.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.
For additional information regarding our income tax expense see Note 8 in the Notes to our Consolidated Financial Statements.
Summary of Financial Results by Segment
EMPLOYERS
The components of Employers' net income before income taxes are set forth in the following table:

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
Gross premiums written	$579.8	$696.8	$748.9
Net premiums written	$574.6	$691.4	$742.8

Net premiums earned	$615.1	$695.8	$731.1
Net investment income	72.1	84.1	78.6
Net realized and unrealized gains (losses) on investments	20.9	47.7	(13.9)
Other income	0.8	0.9	1.0
Total revenues	708.9	828.5	796.8

Losses and LAE	314.2	378.6	391.3
Commission expense	78.8	88.1	94.2
Underwriting expenses	151.1	153.2	135.0
Interest and financing expenses	0.1	0.6	1.5
Other expenses	0.7	—	—
Total expenses	544.9	620.5	622.0

Net income before income taxes	$164.0	$208.0	$174.8

Underwriting income	$71.0	$75.9	$110.6

Combined ratio	88.5%	89.1%	84.9%
Underwriting Results
Gross Premiums Written
Gross premiums written were $579.8 million, $696.8 million, and $748.9 million for the years ended December 31, 2020, 2019, and 2018, respectively. The decrease in 2020 was primarily driven by the impacts of the COVID-19 pandemic, including higher levels of unemployment and declines in payrolls for many of our insureds, upon which our premiums are based, particularly in our restaurant and hospitality classes. We reduced our final audit accruals by approximately $35.0 million during the year, to zero, to reflect our estimate of the exposure adjustments on our in-force policies that we expect have resulted and will result from the impact of economic contraction. Prior to the COVID-19 pandemic we experienced strong new business opportunities, as evidenced by record levels of submissions, quotes, and binds. As a result of the abrupt and severe economic impacts attributable to the COVID-19 pandemic, the number of new insurance submissions, quotes, and binds we received decreased significantly in the latter half of March 2020 and that trend largely continued through May 2020. Since then, as many businesses began to reopen, we have experienced year-over-year increases in new business submissions and new policies bound in nearly all of the states in which we operate, with the notable exception of California. Despite the increases in new non-California business policies that we experienced in 2020, our new business premium has fallen, driven primarily by significant declines in policy size and declines in policies with annual premiums greater than $25,000. Additionally, year-over-year decreases in average rates in many of the states in which we do business further impacted our gross premiums written during the year. The decrease in 2019 was primarily due to decreases in final audit premiums and average rates, as well as declines in new business premiums written in California, partially offset by increases in renewal premiums written across all of our markets.
Net Premiums Written
Net premiums written were $574.6 million, $691.4 million, and $742.8 million for the years ended December 31, 2020, 2019, and 2018, respectively, which included $5.2 million, $5.4 million, and $6.1 million of reinsurance premiums ceded, respectively.
Net Premiums Earned
Net premiums earned were $615.1 million, $695.8 million, and $731.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.
The following table shows the percentage change in Employers' in-force premiums, policy count, average policy size, and payroll exposure upon which our premiums are based as of December 31, 2020 and 2019, respectively, overall, for California, where 45% of our premiums were generated, and for all other states, excluding California:

	Percentage Change 2020 Over 2019			Percentage Change 2019 Over 2018
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	(13.1)%	(20.6)%	(5.7)%	(0.2)%	(7.6)%	8.3%
In-force policy count	4.8	(8.1)	14.7	7.8	2.6	12.1
Average in-force policy size	(17.0)	(13.6)	(17.8)	(7.4)	(10.0)	(3.4)
In-force payroll exposure	(0.1)	(10.6)	5.8	17.5	10.7	21.8
Losses and LAE, Commission Expenses, and Underwriting Expenses
The following table presents calendar year combined ratios for our Employers segment.

	Years Ended December 31,
	2020	2019	2018
Loss and LAE ratio	51.1%	54.4%	53.5%
Underwriting expense ratio	24.6	22.0	18.5
Commission expense ratio	12.8	12.7	12.9
Combined ratio	88.5%	89.1%	84.9%
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
We analyze our calendar year loss and LAE ratio to measure our profitability in a particular year and to evaluate the adequacy of our premium rates charged in a particular year to cover expected losses and LAE from all periods, including development (whether favorable or unfavorable) of reserves established in prior periods. In contrast, we analyze our accident year loss and LAE ratios to evaluate our underwriting performance and the adequacy of the premium rates we charged in a particular year in relation to ultimate losses and LAE from insured events occurring during that year. The loss and LAE ratios provided in this report are on a calendar year basis, except where they are expressly identified as accident year loss and LAE ratios.

The table below reflects prior accident year loss and LAE reserve adjustments and the impact to loss ratio.

	Years Ended December 31,
	2020	2019	2018
	($ in millions)
Losses and LAE	$314.2	$378.6	$391.3
Prior accident year favorable development, net	81.6	77.5	66.2
Current accident year losses and LAE	$395.8	$456.1	$457.5

Current accident year loss and LAE ratio	64.3%	65.6%	62.6%
The decrease in our losses and LAE from 2019 to 2020 was primarily attributable to increased favorable prior accident year loss development of $81.6 million. Favorable prior accident year loss development in 2020 was primarily the result of our determination that adjustments were necessary to reflect observed favorable paid loss trends for accident years 2018 and prior due to decreasing medical costs, partially offset by $13.3 million of adverse development on accident year 2019 due, in part, to an inability to fully execute our claims initiatives to reduce loss costs as a result of the COVID-19 pandemic. The decrease in our losses and LAE from 2018 to 2019 was primarily attributable to increased favorable prior accident year loss development of $77.5 million, partially offset by an increase in our current accident year loss estimate. Favorable prior accident year loss development in 2019 was the result of our determination that adjustments were necessary to reflect observed favorable paid loss trends, primarily for the 2014 through 2017 accident years, which had been impacted by our internal initiatives to reduce loss costs, including the accelerated claims settlement activity that began in 2014 and that continued through 2019.
The decrease in our current accident year loss and LAE estimate in 2020 was primarily due to a reduction in payroll exposure and a decline in indemnity claim frequency. The increase in our current accident year loss estimate in 2019 was primarily due to the impact of increased competitive pressures and resulting price decreases across most of our markets. Our current accident year loss and LAE ratio continues to reflect the impact of key business initiatives, including: an emphasis on the accelerated settlement of open claims, despite the delay in 2020; diversifying our risk exposure across geographic markets; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets.
Commission Expense Ratio. The commission expense ratio was 12.8%, 12.7%, and 12.9%, and our commission expenses were $78.8 million, $88.1 million, and $94.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. The increase in the commission expense ratio for 2020 was primarily the result of a higher concentration of alternative distribution channels, which is subject to a higher commission rate, and increased commission expense on new business writings. The decrease in the commission expense ratio for 2019 compared to 2018 was primarily the result of decreases in 2019 agency incentive commissions, which were directly impacted by decreases in premiums written.
Underwriting Expense Ratio. The underwriting expense ratio was 24.6%, 22.0%, and 18.5%, and our underwriting expenses were $151.1 million, $153.2 million, and $135.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. During the year ended December 31, 2020, professional fees decreased $3.6 million and travel expenses decreased $2.0 million, partially offset by an increase in depreciation and amortization of $3.2 million, each compared to 2019. During the year ended December 31, 2019, our information technology related expense increased $4.9 million, our professional fees increased $6.0 million, and our compensation-related expenses increased $4.3 million, each as compared to 2018. These increases were largely the result of our continued development and implementation of new digital technologies and capabilities. Additionally, our bad debt expense increased $3.5 million compared to 2018, mainly as a result of an increase in the amount of premiums receivable relating to 2018 policy year final audits that were deemed uncollectible in 2019.
Underwriting Income
Underwriting income for our Employers segment was $71.0 million, $75.9 million, and $110.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income and Net Realized and Unrealized Gains on Investments, Other Income, Interest and Financing Expenses, and Other Expenses, see "–Results of Operations –Summary of Consolidated Financial Results."

CERITY
The components of Cerity's net loss before income taxes are set forth in the following table:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Gross premiums written	$0.3	$0.1	$—
Net premiums written	$0.3	$0.1	$—

Net premiums earned	$0.2	$—	$—
Net investment income	3.1	0.3	—
Net realized and unrealized gains on investments	—	0.1	—
Other income	—	—	0.2
Total revenues	3.3	0.4	0.2

Underwriting expenses	16.6	16.0	5.9
Other expenses	0.1	—	—
Total expenses	16.8	16.0	5.9

Net loss before income taxes	$(13.5)	$(15.6)	$(5.7)

Underwriting loss	$(16.5)	$(16.0)	$(5.9)

Combined ratio	n/m	n/m	n/m
n/m - not meaningful
Underwriting Results
Gross Premiums Written and Net Premiums Written
Gross premiums written and net premiums written were $0.3 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively. Cerity had no premium writings prior to 2019.
Net Premiums Earned
Net premiums earned were $0.2 million and less than $0.1 million for the years ended December 31, 2020 and 2019, respectively.
Underwriting Expenses
Underwriting expenses for our Cerity segment were $16.6 million, $16.0 million, and $5.9 million for the years ended December 31, 2020, 2019, and 2018, respectively. During the year ended December 31, 2020, professional fees increased $2.4 million, partially offset by a decrease in depreciation and amortization of $0.8 million and a decrease in compensation-related expenses of $0.7 million, each as compared to 2019. During the year ended December 31, 2019, compensation-related expenses increased $3.7 million, information technology related expenses increased $3.6 million, and advertising expenses increased $1.5 million, each as compared to 2018. These year-over-year increases were related to the launch of Cerity and the development of its direct-to-customer platform.
Underwriting Loss
Underwriting losses for our Cerity segment were $16.5 million, $16.0 million, and $5.9 million for the years ended December 31, 2020, 2019, and 2018, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income and Net Realized and Unrealized Gains on Investments, Other Income, and Other Expenses, see "–Results of Operations –Summary of Consolidated Financial Results Consolidated."

CORPORATE AND OTHER
The components of Corporate and Other's net income (loss) before income taxes are set forth in the following table:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Net investment income	$1.1	$3.7	$2.6
Net realized and unrealized (losses) gains on investments	(1.9)	3.3	0.8
Total revenues	(0.8)	7.0	3.4

Losses and LAE - LPT	(11.9)	(12.7)	(14.6)
General and administrative expenses	13.6	18.3	17.6
Interest and financing expenses	0.3	—	—
Total expenses	2.0	5.6	3.0

Net income (loss) before income taxes	$(2.8)	$1.4	$0.4
Losses and LAE - LPT
The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive Income.

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Amortization of the Deferred Gain related to losses	$8.7	$8.9	$9.9
Amortization of the Deferred Gain related to contingent commission	1.8	1.8	2.0
Impact of LPT Reserve Adjustments(1)	1.2	1.8	2.2
Impact of LPT Contingent Commission Adjustments(2)	0.2	0.2	0.5
Total impact of the LPT	$11.9	$12.7	$14.6
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
(2)LPT Contingent Commission Adjustments result in a cumulative adjustment to the Deferred Gain, which is recognized in losses and LAE incurred on our Consolidated Statements of Comprehensive Income, such that the Deferred Gain reflects the balance that would have existed had the revised contingent profit commission been recognized at the inception of the LPT Agreement. (See Note 2 in the Notes to our Consolidated Financial Statements.)
General and Administrative Expenses
General and administrative expenses primarily consist of compensation related expenses, professional fees, and other corporate expenses at the holding company level. General and administrative expenses were $13.6 million, $18.3 million, and $17.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. During the year ended December 31, 2020, our compensation-related expenses decreased $3.2 million, due primarily to lower incentive compensation accruals, and our professional fees decreased $0.9 million, each as compared to 2019. During the year ended December 31, 2019, our professional fees increased $0.5 million, and our compensation-related expenses increased $0.2 million, each as compared to 2018.
Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income, Net Realized and Unrealized Gains and Losses on Investments, and Interest and Financing Expenses, see "–Results of Operations –Summary of Consolidated Financial Results."
Liquidity and Capital Resources
COVID-19 Considerations
The impacts of the COVID-19 pandemic on the U.S. economy, our current operations and our investment portfolio have been significant. Nonetheless we believe that the liquidity available to our holding company and its operating subsidiaries remains adequate and we do not currently foresee a need to: (i) suspend ordinary dividends, or forgo repurchases of our common stock; (ii) seek a capital infusion; or (iii) seek any material non-investment asset sales. Furthermore, the holding company has no outstanding debt obligations and its operating subsidiaries have no interest-bearing debt obligations.
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
Our insurance subsidiaries' ability to pay dividends to their parent is based on reported capital, surplus, and dividends paid within the prior 12 months. For 2021, EICN cannot pay any dividends through March 20, 2021 without prior regulatory approval, and $12.5 million thereafter; ECIC cannot pay any dividends through September 24, 2021 without prior regulatory approval, and $32.1 million thereafter; EPIC can pay $1.3 million through May 11, 2021, and $23.0 million thereafter, without prior regulatory approval; EAC can pay $0.3 million of dividends through June 30, 2021, and $21.1 million thereafter, without prior regulatory approval; and CIC cannot pay dividends without prior regulatory approval until July 31, 2021, and $3.0 million thereafter.
Total cash and investments at the holding company were $22.4 million at December 31, 2020, consisting of $11.0 million of cash and cash equivalents, $11.0 million of fixed maturity securities, and $0.4 million of equity securities.
On December 15, 2020, EHI entered into a Credit Agreement (the Credit Agreement) with a syndicate of financial institutions. The Credit Agreement provides EHI with a $75.0 million three-year revolving credit facility. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes. Pursuant to the Credit Agreement, EHI has the option to request an increase of the credit available under the facility, up to a maximum facility amount of $125.0 million, subject to the consent of lenders and the satisfaction of certain conditions. There were no borrowings under the Credit Agreement at December 31, 2020.
The interest rates applicable to loans under the Credit Agreement are generally based on a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Eurodollar rate (which will convert to an alternative reference rate once LIBOR is discontinued) plus a specified margin, ranging from 1.25% to 2.25%. No interest was paid during the year ended December 31, 2020.
The Credit Agreement contains covenants that require us to maintain: (i) a minimum consolidated net worth of no less than 70% of our stockholders’ equity as of September 30, 2020, plus 50% of our aggregate net income thereafter; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement.
Operating Subsidiaries' Liquidity
The primary sources of cash for our operating subsidiaries, which include our insurance and other operating subsidiaries, are premium collections, investment income, sales and maturities of investments, proceeds from FHLB advances, and reinsurance recoveries. The primary uses of cash for our operating subsidiaries are payments of losses and LAE, commission expenses, underwriting and general and administrative expenses, ceded reinsurance, repayments of FHLB advances, investment purchases and dividends paid to their parent.
Total cash and investments held by our operating subsidiaries was $2,895.4 million at December 31, 2020, consisting of $149.6 million of cash, cash equivalents, and restricted cash, $2,468.2 million of fixed maturity securities, $214.8 million of equity securities, $26.6 million of short-term investments, and $36.2 million of other invested assets. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of December 31, 2020 consisted of $149.5 million of cash and cash equivalents, $208.1 million of publicly-traded equity securities whose proceeds are available within three business days, $975.8 million of highly liquid fixed maturity securities whose proceeds are available within three business days, and $26.6 million of short-term investments whose proceeds are available within three business days. We believe that our subsidiaries' liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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

On May 11, 2020, our insurance subsidiaries received a total of $35.0 million of advances under the FHLB Advance Program. The advances were secured by collateral previously pledged to the FHLB by our insurance subsidiaries in support of our existing collateralized advance facility, which has been reduced by the amount of these outstanding advances. Our insurance subsidiaries repaid $15.0 million on November 4, 2020. The remaining advances are required to be repaid to the FHLB by May 11, 2021 in the amount of $20.0 million.
FHLB membership also allows our insurance subsidiaries access to Letter of Credit Agreements and on March 9, 2018, ECIC, EPIC, and EAC entered into Letter of Credit Agreements with the FHLB. On March 1, 2019, FHLB and ECIC amended its Letter of Credit Agreement to increase its credit amount and on March 2, 2020, the FHLB and EAC and EPIC each amended their Letter of Credit Agreements to increase their respective credit amounts. On May 5, 2020, the FHLB and ECIC amended its Letter of Credit Agreement to decrease its credit amount. The amended Letter of Credit Agreements are between the FHLB and each of EAC, in the amount of $80.0 million, ECIC, in the amount of $70.0 million, and EPIC, in the amount of $125.0 million. The amended Letter of Credit Agreements will expire March 31, 2021. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times (See Note 11 in the Notes to our Consolidated Financial Statements).
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
Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The amount of capital in our insurance subsidiaries is maintained relative to standardized capital adequacy measures such as risk-based capital (RBC), as established by the National Association of Insurance Commissioners. The RBC standard was designed to provide a measure by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of RBC. Each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements that correspond to any level of regulatory action at December 31, 2020.
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $768.7 million and $844.9 million were on deposit at each of December 31, 2020 and 2019, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $275.0 million and $260.0 million of securities on deposit at December 31, 2020 and 2019, respectively.
Certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $3.2 million and $2.9 million at December 31, 2020 and 2019, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows. For additional information regarding our cash flows, see Item 8, Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2020	2019	2018
Cash, cash equivalents, and restricted cash provided by (used in):	(in millions)
Operating activities	$33.3	$123.1	$180.2
Investing activities	84.3	49.2	(119.6)
Financing activities	(112.2)	(119.1)	(32.9)
Increase in cash, cash equivalents, and restricted cash	$5.4	$53.2	$27.7
Operating Activities
Net cash provided by operating activities in 2020 included net premiums received of $624.6 million and investment income received of $87.2 million. These operating cash inflows were partially offset by net claims payments of $402.6 million, underwriting and general and administrative expenses paid of $171.3 million, commissions paid of $85.7 million, and federal income taxes paid of $18.5 million.

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
Investing Activities
Net cash provided by investing activities in 2020 was primarily related to sales, maturities, and redemptions of investments whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases, partially offset by the investment of premiums received and reinvestment of funds from investment sales, maturities, redemptions, and interest income.
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
Net cash used in investing activities in 2018 was primarily related to the investment of premiums received and the reinvestment of funds from maturities, redemptions, and interest income. These investing cash outflows were partially offset by investment sales whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and for common stock repurchases.
Financing Activities
Net cash used in financing activities in 2020 included common stock repurchases and stockholder dividend payments, partially offset by net cash received from the FHLB Advance Program.
Net cash used in financing activities in 2019 included common stock repurchases, the redemption of notes payable, and stockholder dividend payments.
Net cash used in financing activities in 2018 included common stock repurchases and stockholder dividend payments.
Dividends. We paid $30.8 million, $28.9 million, and $26.7 million in dividends to our stockholders in 2020, 2019, and 2018, respectively. The declaration and payment of future dividends to common stockholders will be at the discretion of our Board of Directors and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors our Board of Directors deems relevant. On February 17, 2021, the Board of Directors declared a $0.25 dividend per share, payable March 17, 2021, to stockholders of record on March 3, 2021.
Repurchases of Common Stock. We repurchased $99.8 million, $67.1 million and $4.6 million of our common stock in 2020, 2019, and 2018, respectively. Future repurchases of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, general business and social economic conditions, legal, tax, regulatory, and/or contractual restrictions, and any other factors our Board of Directors deems relevant. As of December 31, 2020, we had a remaining common stock repurchase authorization of $28.5 million. See Item 5, Issuer Purchases of Equity Securities.
Capital Resources
As of December 31, 2020, the capital resources available to us consisted of $1,212.8 million of stockholders' equity and the $125.4 million Deferred Gain.

Stockholders' Equity. The following table summarizes our beginning and ending stockholders' equity balance and the changes thereto for each of the years ended December 31, 2020, 2019, and 2018:

	December 31,
	2020	2019	2018
	(in millions)
Beginning Balance	$1,165.8	$1,018.2	$947.7
Stock-based obligations	9.7	10.1	9.4
Stock options exercised	0.9	0.7	1.1
Shares withheld to satisfy minimum tax withholdings for certain stock-based obligations	(2.7)	(3.2)	(2.9)
Acquisition of common stock	(99.8)	(67.1)	(4.6)
Dividends declared	(30.8)	(28.9)	(26.7)
Net income for the year	119.8	157.1	141.3
Change in net unrealized gains (losses) on investments, net of taxes	49.8	79.0	(47.1)
Ending Balance	$1,212.8	$1,165.8	$1,018.2
Deferred Gain. The Deferred Gain, which totaled $125.4 million and $137.1 million as of December 31, 2020 and 2019, respectively, reflects the unamortized gain from the LPT Agreement. See Note 2 in the Notes to our Consolidated Financial Statements.
Contractual Obligations and Commitments
The following table identifies our contractual obligations and commitments as of December 31, 2020.

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$21.3	$4.1	$9.6	$4.8	$2.8
Non-cancellable contracts	24.1	6.2	8.3	8.8	0.8
FHLB advances	20.0	20.0	—	—	—
Finance leases	0.4	0.2	0.2	—	—
Unpaid losses and LAE reserves(1)(2)	2,069.4	320.2	389.8	241.1	1,118.3
Unfunded investment commitments	63.8	63.8	—	—	—
Total contractual obligations	$2,199.0	$414.5	$407.9	$254.7	$1,121.9
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
(2)The unpaid losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which were as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables on unpaid losses and LAE	$(497.0)	$(32.9)	$(57.3)	$(51.3)	$(355.5)
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total return; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance.
As of December 31, 2020, the total cost and amortized cost of our investments recorded at fair value was $2,472.5 million and its fair value was $2,714.3 million. These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.
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
As of December 31, 2020, our investment portfolio consisted of 90% fixed maturity securities. We strive to limit the interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 3.2 at December 31, 2020. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "A+," using ratings assigned by S&P or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity securities portfolio had a weighted average quality of "A+" as of December 31, 2020, with 50.2% of the portfolio rated "AA" or better, based on market value. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $208.5 million at December 31, 2020, which represented 8% of our investment portfolio at that time. We also have a $6.7 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our Other invested assets made up 1% of our investment portfolio at December 31, 2020 and include private equity limited partnerships and convertible preferred shares of real estate investment trusts. Our investments in private equity limited partnerships totaled $16.2 million at December 31, 2020 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 10 to 12 years, subject to two or three one-year extensions at the general partner's discretion. We expect to receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment or portion thereof, from time-to-time during the full course of the fund term. As of December 31, 2020, we had unfunded commitments to these private equity limited partnerships totaling $63.8 million. Our investments in convertible preferred shares of real estate investment trusts totaled $20.0 million at December 31, 2020 and are non-redeemable until conversion and are periodically evaluated for impairment based on the ultimate recovery of the investment.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average ending book yield, and the average ending tax equivalent yield (each based on the book value of each category of invested assets) as of December 31, 2020.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield(1)
	(in millions, except percentages)
U.S. Treasuries	$78.3	2.9%	2.2%	2.2%
U.S. Agencies	3.1	0.1	2.4	2.4
States and municipalities	482.7	17.8	2.8	2.8
Corporate securities	1,046.4	38.7	3.4	3.4
Residential mortgaged-backed securities	461.0	17.0	2.3	2.3
Commercial mortgaged-backed securities	102.4	3.8	3.1	3.1
Asset-backed securities	42.6	1.6	3.8	3.8
Collateralized loan obligations	83.6	3.1	1.9	1.9
Foreign government securities	8.2	—	2.7	2.7
Other securities	170.9	6.3	3.3	3.3
Equity securities	208.5	7.7	2.9	4.3
Short-term investments	26.6	1.0	5.8	5.8
Total investments at fair value	$2,714.3	100.0%
Weighted average ending yield			3.0%	3.1%
(1)Computed using a statutory income tax rate of 21%.

The following table shows the percentage of total estimated fair value of our fixed maturity securities as of December 31, 2020 by credit rating category, using the lower of the ratings assigned by Moody's Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
"AAA"	7.8%
"AA"	42.4
"A"	29.0
"BBB"	12.7
Below Investment Grade	8.1
Total	100.0%
Investments that we currently own could be subject to default by the issuer. We regularly assess individual securities as part of our ongoing portfolio management, including the identification of credit related losses. Our assessment includes reviewing the extent of declines in fair value of investments below amortized cost, historical and projected financial performance and near-term prospects of the issuer, the outlook for industry sectors, credit rating, and macro-economic changes, including those caused by the COVID-19 pandemic. We also make a determination as to whether it is not more likely than not that we will be required to sell the security before its fair value recovers to above cost, or maturity.
In addition to recognizing realized gains and losses upon the disposition of an investment security, we also recognize: (i) in 2020, realized gains or losses on AFS debt securities for changes in expected credit losses; or (ii) prior to 2020, realized losses when securities are written down as a result of other-than-temporary impairment. We recognized $0.7 million of expected credit losses on AFS debt securities during the year ended December 31, 2020, which was due to COVID-19 impacts. We recognized no other-than-temporary impairments on fixed maturity securities during the year ended December 31, 2019. We recognized impairments on fixed maturity securities of $3.3 million (consisting of sixty-six securities) during the year ended December 31, 2018. The other-than-temporary impairments recognized during this year was the result of our intent to sell these securities and/or the severity of the change in fair values of these securities. The remaining fixed maturity securities whose total fair value was less than amortized cost at December 31, 2020, 2019 and 2018, were those in which we had no intent, need or requirement to sell at an amount less than their amortized cost.
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
Our loss reserves (gross and net of reinsurance), including the main components of such reserves, were as follows:

	As of December 31,
	2020	2019
	(in millions)
Case reserves	$928.3	$951.5
IBNR	861.7	940.5
LAE reserves	279.4	300.8
Gross unpaid losses and LAE reserves	2,069.4	2,192.8
Less reinsurance recoverable on unpaid losses and LAE, excluding CECL allowance	497.0	532.5
Net unpaid losses and LAE reserves	$1,572.4	$1,660.3
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
Our Internal Actuary prepared reserve estimates for all accident years using our own historical claims data, industry data and many of the generally accepted actuarial methodologies for estimating loss reserves, such as paid loss development methods, incurred loss development methods, and Bornhuetter-Ferguson methods. These methods vary in their responsiveness to different information, characteristics, and dynamics in the data, and the results assist the actuary in considering these characteristics and dynamics in the historical data. The methods employed for each segment of claims data, and the relative weight accorded to each method, vary depending on the nature of the claims segment and on the age of the claims.
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

Management, along with our Internal Actuary, separately analyzed LAE and estimate unpaid LAE. These analyses rely primarily on examining the relationship between historical aggregate paid LAE and the volume of claims activity for the corresponding periods. The portion of unpaid LAE that will be recoverable from reinsurers is estimated based on the contractual reinsurance terms.
The ranges of estimates of loss reserves produced by our Internal Actuary are intended to represent the range in which it is most likely that the ultimate losses will fall. These ranges are narrower than the range of indications produced by the individual methods applied because it is not likely that the high or low result will emerge for every claim segment and accident year. Each actuary's point estimate of loss reserves for each claim segment is based on a judgmental selection from within the range of results indicated by the different actuarial methods.
Management formally establishes loss reserves for financial statement purposes on a quarterly basis. In doing so, we make reference to the most current analyses of our Internal Actuary, including a review of the assumptions and the results of the various actuarial methods used. Our Internal Actuary conducted comprehensive studies in the second and fourth quarters. On the alternate quarters, our Internal Actuary updates the results of the preceding quarter's studies for actual claim payment and case reserve activity.
The aggregate carried reserve calculated by management represents our best estimate of our outstanding unpaid losses and LAE. In establishing management's best estimate of unpaid losses and LAE at December 31 for the last three years, management and our Internal Actuary reviewed and considered the following: (a) our Internal Actuary's assumptions, point estimates, and ranges; and (b) the inherent uncertainty of workers' compensation loss reserves. Management did not quantify a specific loss reserve increment for each uncertainty, but rather established an overall provision that represented management's best estimate of loss reserves in light of the historical data, actuarial assumptions, point estimate and range, and current facts and circumstances.
The table below provides the actuarial range of loss reserves, net of reinsurance, that management considered when selecting its best estimate and our carried reserves.

	As of December 31,
	2020	2019
	(in millions)
Low end of actuarial range	$1,392.3	$1,489.4
Carried reserves	1,572.4	1,660.3
High end of actuarial range	1,734.1	1,855.3
As of December 31, 2020, California and Nevada loss reserves represented approximately 70% of our total loss reserves on our Consolidated Balance Sheet.
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
An internal initiative that began in 2014 and continued through 2020 emphasizes the settlement of open claims. This initiative has actively driven a significant increase in claims settlement activity and has primarily affected accident years 2009 and forward. This settlement activity has been recognized in the actuarial analysis using a methodology that adjusts the data and loss development patterns to account for an increase in settlements arising from this initiative.
Approximately 57% of our claims payments during the three years ended December 31, 2020 related to medical care for injured workers. The utilization and cost of medical services in the future is a significant source of uncertainty in the establishment of loss reserves for workers' compensation. Our loss reserves are established based on reviewing the results of actuarial methods, most of which do not contain explicit medical claim cost inflation rates; however, because medical care may be provided to an injured worker over many years, and in some cases decades, the pace of medical claim cost inflation can have a significant impact on our ultimate claim payments. For example, if the rate of medical claim cost inflation increases by 1% above the inflation rate that is implicitly included in the loss reserves at December 31, 2020, we estimate that future medical costs over the lifetime of current claims would increase by approximately $78.3 million on a net-of-reinsurance basis.
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
If the actual loss reserves were at the high or the low end of the actuarial range, the impact on our financial results would have been as follows:

	December 31,
	2020	2019
Increase (decrease) in reserves	(in millions)
At low end of range	$(180.1)	$(170.9)
At high end of range	161.7	195.0
Increase (decrease) in stockholders' equity and net income
At low end of range	$142.3	$135.0
At high end of range	(127.7)	(154.1)
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

As of December 31,
2020
(in millions)
Low end of actuarial range	$307.7
LPT carried reserves	353.5
High end of actuarial range	394.6
Reinsurance Recoverables
Reinsurance recoverables represent: (a) amounts currently due from reinsurers on paid losses and LAE; (b) amounts recoverable from reinsurers on estimates of reported losses; and (c) amounts recoverable from reinsurers on actuarial estimates of IBNR for losses and LAE. These recoverables are based on our current estimates of the underlying loss reserves, and are reported on our Consolidated Balance Sheets separately as assets, as reinsurance does not relieve us of our legal liability to policyholders. We bear credit risk with respect to the reinsurers, which could be significant in the future, considering that some of the loss reserves remain outstanding for an extended period of time. Reinsurers may refuse or fail to pay losses that we cede to them, or they might delay payment. We are required to pay losses even if a reinsurer refuses or fails to meet its obligations under the applicable reinsurance agreement. We continually monitor the financial condition and financial strength ratings of our reinsurers. No material amounts due from reinsurers have been written-off as uncollectible since our inception in 2000, and in assessing future default, we evaluate the current expected credit loss allowance (CECL) under the ratings based method using the A.M. Best Average Cumulative Net Impairment Rates. Reinsurer ratings are also assessed through this process.
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995 for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were $353.5 million as of December 31, 2020. Losses and LAE paid with respect to the LPT Agreement totaled $818.9 million at December 31, 2020. We account for the LPT Agreement as retroactive reinsurance. Entry into the LPT Agreement resulted in a deferred reinsurance gain that was recorded on our Consolidated Balance Sheets as a liability. The Deferred Gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and the amortization is reflected in losses and LAE. Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the Deferred Gain on our Consolidated Balance Sheets and losses and LAE on our Consolidated Statements of Comprehensive Income.
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
Recognition of Premium Revenue
Premium revenue is recognized as earned over the period of the contract in proportion to the amount of insurance protection provided. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine net premiums earned for the policy year. Earned but unbilled premiums include estimated future audit premiums based on our historical experience, adjusted for current market conditions. These estimates are subject to changes in policyholders' payrolls, economic conditions, and seasonality, and are continually reviewed and adjusted as experience develops or new information becomes known. Any such adjustments are included in current operations; however, they are partially offset by the resulting changes in losses and LAE, commission expenses, and premium taxes. Although considerable variability is inherent in such estimates, we believe that the net effect of any estimates currently reflected on our consolidated financial statements will similarly not require any material prospective adjustment.
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
Valuation of Investments
Our investments in fixed maturity securities, equity securities at fair value, and short-term investments are classified as AFS and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes, in accumulated other comprehensive income.

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
Impairment of Investment Securities. Additionally, ASU 2016-01 removed the impairment assessment for equity securities at fair value. Prior to adoption of this standard, when, in the opinion of management, a decline in the fair value of an equity security below its cost was considered to be "other-than-temporary," the equity security's cost was written down to its fair value at the time the other-than-temporary decline was identified.
Beginning in 2020, with the adoption of ASU 2016-13, our investments in fixed maturity securities are presented net of an allowance for expected credit losses. The changes in our allowance for expected credit losses on investments are included in Net realized and unrealized gains (losses) on investments on our Consolidated Statements of Comprehensive Income (see Note 6 in the Notes to our Consolidated Financial Statements). Prior to 2020, if management had the intent to sell the debt security or more likely than not would be required to sell the debt security before its anticipated recovery, the investment was written down to its fair value and the entire impairment was recorded as a realized loss due to credit in the accompanying Consolidated Statements of Comprehensive Income. If management did not have the intent to sell or would not be required to sell the debt security but did not expect to recover the amortized cost basis of the debt security, the amount of the other-than-temporary impairment was bifurcated between credit loss and other loss and recorded as a component of realized gains and losses and in other comprehensive income, respectively, in the Consolidated Statements of Comprehensive Income. The amount of any write-down was determined by the difference between the cost or amortized cost of the debt security and its fair value at the time the other-than-temporary decline was identified.
Goodwill and Other Intangible Assets
We prepare an impairment analysis for our goodwill and other intangible assets, whereby we identify whether events or circumstances have occurred that may impact the carrying value of these assets and make assumptions regarding future events, such as cash flows and profitability. Differences between the assumptions regarding recoverability of carrying value and actual results could materially impact the carrying amount of these assets and our operating results.

New Accounting Standards
Recently Issued Accounting Standards
In October 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-10, Codification Improvements. This update ensures all disclosure guidance that requires or provides an option for an entity to provide notes to the financial statements is included in the Disclosure Section (Section 50) of the Codification. This update also provided various codification improvements in which the original guidance was unclear. This update becomes effective for annual periods beginning after December 15, 2020 and early adoption is permitted for any annual or interim period for which financial statements have not been issued. We have determined that the impact of this new standard will not be material to our consolidated financial condition and results of operations.
In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivable-Nonrefundable fees and other costs. The amendments in that Update shortened the amortization period for certain purchased callable debt securities held at a premium by requiring that entities amortize the premium associated with those callable debt securities within the scope of paragraph 310-20-25-33 to the earliest call date. The amendments affect the guidance in Accounting Standards Update No. 2017-08, receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments is this update become effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is not permitted. We do not expect that the adoption of this update will have a material impact on our consolidated financial condition or results of operations.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This update provides optional transition guidance to ease the potential accounting burden associated with transitioning away from the London Interbank Offered Rate (LIBOR), with optional expedients and exceptions related to the application of US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. Companies can apply this ASU immediately, but early adoption is only available through December 31, 2022 when the ASU becomes effective. We are evaluating the impact of LIBOR on its existing contracts and investments, but do not expect that this update will have a material impact on our consolidated financial condition or results of operations.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). This update simplifies the accounting for income taxes within Accounting Standards Codification (ASC) topic 740 by removing certain exceptions and clarifies existing guidance. We have determined that the impact of this new standard will not be material to our consolidated financial condition and results of operations.
Recently Adopted Accounting Standards
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this update represent changes to clarify, correct errors in, or improve the codification within various (ASC) topics. We adopted the updates related to Topic 815 when we adopted ASU 2016-13. We determined that the impact of these improvements was not material to our consolidated financial condition and results of operations.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This update removes the disclosure requirements for the amounts of and the reasons for transfers between Level 1 and Level 2 and disclosure of the policy for timing of transfers between levels. This update also removes disclosure requirements for the valuation processes for Level 3 fair value measurements. Additionally, this update adds disclosure requirements for the changes in unrealized gains and losses for recurring Level 3 fair value measurements and quantitative information for certain unobservable inputs in Level 3 fair value measurements. Additionally, in March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This update provided clarification and eliminated inconsistencies on a variety of topics within the codification. We adopted the applicable standards and there was no impact on our consolidated financial condition and results of operations.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). This update simplifies the measurement of goodwill by eliminating the performance of Step 2 in the goodwill impairment testing. This update allows the testing to be performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge when the carrying amount exceeds fair value. Additionally, this update eliminates the requirements of any reporting unit with a zero or negative carrying value to perform Step 2, but requires disclosure of the amount of goodwill allocated to a reporting unit with zero or negative carrying amount of net assets. We adopted this standard and there was no impact on our consolidated financial condition and results of operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This update replaces the incurred loss impairment methodology for recognizing credit losses on financial instruments with a methodology that reflects an entity's current estimate of all expected credit losses. This update requires financial assets (including receivables and reinsurance recoverables) measured at amortized cost to be presented net of an allowance for credit losses. Additionally, this update requires credit losses on available-for-sale fixed maturity securities to be presented as an allowance rather than as a write-down, allowing an entity to also record reversals of credit losses in current period net income. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Additionally, in December 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This update provides clarification on the effective and transition dates and the exclusion of operating lease receivables from Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. This update adds optional transition relief for entities to elect the fair value option for certain financial assets previously measured at amortized cost basis to increase comparability of similar financial assets. In December 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses which provides clarification on certain aspects of the guidance in ASC 326 including purchased credit-deteriorated financial assets, transition relief for troubled debt restructurings, disclosure relief for accrued interest receivables and allows a practical expedient for financial assets secured by collateral maintenance provisions. We adopted these standards on January 1, 2020 and did not make any opening balance sheet adjustments due to the immaterial amounts. See Note 6 in the Notes to our Consolidated Financial Statements regarding the impact of this adoption on our consolidated financial condition and results of operations.
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
The recent economic disruptions caused by the COVID-19 pandemic have increased the credit risk associated with certain of our investment holdings, reinsurance recoverables and premiums receivable. As a result, and in accordance with the adoption of ASU 2016-13, we recorded $0.7 million of impairment for expected credit losses during the year ended December 31, 2020. See Note 6 in the Notes to our Consolidated Financial Statements.
Interest Rate Risk
Investments
The fair value of our fixed maturity portfolio is exposed to interest rate risk, which is the risk of a decline in fair value resulting from changes in prevailing interest rates, which we strive to limit by managing duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 3.2 at December 31, 2020. Future market interest rates are particularly uncertain at this time given the abrupt interest rate cuts recently made by the Federal Reserve in response to the COVID-19 pandemic. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and the impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of December 31, 2020. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $2,505.8 million as of December 31, 2020, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(258.7)	(10.3)%
200 basis point rise	(169.7)	(6.8)
100 basis point rise	(82.1)	(3.3)
50 basis point decline	40.4	1.6
100 basis point decline	79.6	3.2
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of December 31, 2020, the par value of our commercial and residential mortgage-backed securities holdings was $524.8 million, and the amortized cost was 102.8% of par value. Since a majority of our mortgage-backed securities were purchased at a premium or discount that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The commercial and residential mortgage-backed securities portion of the portfolio totaled 20.8% of total investments as of December 31, 2020. Agency-backed residential mortgage pass-throughs totaled $402.1 million, or 87.2%, of the residential mortgage-backed securities portion of the portfolio as of December 31, 2020.
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
The table below shows the sensitivity of our equity securities at fair value to price changes as of December 31, 2020:

(in millions)	Cost	Fair Value	20% Fair Value Decrease	Pre-tax Impact on Total Equity Securities	20% Fair Value Increase	Pre-tax Impact on Total Equity Securities
Equity securities	$112.4	$208.5	$187.7	$(20.8)	$229.4	$20.9
Effects of Inflation
Inflation could significantly impact our financial statements and results of operations. Our estimates for losses and LAE include assumptions about the timing of closure and future payment of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above established reserves, we will be required to increase those reserves for losses and LAE, reducing our earnings in the period in which the deficiency is identified. We consider inflation in the reserving process by reviewing cost trends and our historical reserving results. We also consider an estimate of increased costs in determining the adequacy of our rates, particularly as it relates to medical and hospital rates where historical inflation rates have exceeded general inflation rates.
Fluctuations in rates of inflation also influence interest rates, which in turn impact the market value of our investment portfolio and yields on new investments. Operating expenses, including payrolls, are also impacted to a certain degree by inflation.
The COVID-19 pandemic has created increased uncertainty about the path of the U.S, economy, consumer behavior, and workplace norms in the years ahead. Recent supply and demand shocks and dramatic changes in fiscal policy may lead to higher levels of inflation in future periods.

Item 8. Financial Statements and Supplementary Data

Page
Management's Annual Report on Internal Control Over Financial Reporting	53
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	54
Report of Independent Registered Public Accounting Firm	55
Consolidated Balance Sheets as of December 31, 2020 and 2019	57
Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2020, 2019 and 2018	59
Consolidated Statements of Stockholders' Equity for each of the years ended December 31, 2020, 2019 and 2018	60
Consolidated Statements of Cash Flows for each of the years ended December 31, 2020, 2019 and 2018	61
Notes to Consolidated Financial Statements	63

The following Financial Statement Schedules are filed in Item 15 of Part IV of this report:

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	98
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	101

Pursuant to Rule 7-05 of Regulation S-X, Financial Statement Schedules I, III, IV, and V have been omitted as the information to be set forth therein is included in the Notes to Consolidated Financial Statements.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Based on this assessment, management did not identify any material weaknesses in the internal control over financial reporting and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.
The Company's independent registered public accounting firm, Ernst & Young LLP, has independently assessed the effectiveness of the Company's internal control over financial reporting. A copy of their report is included in Item 8 of this report.

February 22, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Employers Holdings, Inc. and Subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Employers Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Employers Holdings, Inc. and Subsidiaries' (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated February 22, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Francisco, California
February 22, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Employers Holdings, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Employers Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2021 expressed an unqualified opinion thereon.
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
At December 31, 2020, the liability for incurred but not reported (IBNR) reserves represented a material portion of the $2,069.4 million of unpaid loss and loss adjustment expenses (LAE) reserves. As explained in Notes 2 and 9 to the consolidated financial statements, the liability for unpaid losses and LAE represents management's best estimate of the ultimate net cost of all reported and unreported losses incurred for the applicable periods, less payments made. The estimated reserves include the accumulation of estimates for all claims reported prior to the balance sheet date, estimates of claims incurred but not reported, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. IBNR reserves include an estimate for claims that are incurred but not yet reported, expected development on reported claims and for additional payments on closed claims. There is significant uncertainty inherent in determining management’s best estimate of the ultimate loss settlement cost which is used to determine the incurred but not reported claim reserves. In particular, the estimate is sensitive to the selection and weighting of actuarial methods and management’s selection of parameters and assumptions including, the pattern with which aggregate data will be paid or emerge over time, claim settlement activity, claims cost inflation rates, and claim frequencies.

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

To test IBNR reserves, our audit procedures included, among others, testing the completeness and accuracy of the data used in the calculation by testing reconciliations of the underlying claims and policyholder data recorded in the source systems to the actuarial reserving calculations, and comparing a sample of incurred and paid claims to source documentation. With the assistance of EY actuarial specialists, we evaluated the Company’s selection and weighting of actuarial methods by comparing the weightings used in the current estimate to those used in prior periods and those used in the industry for the specific types of insurance. To evaluate the significant assumptions used by management, we compared the assumptions to current and historical claims trends and to current industry benchmarks. We also compared management’s recorded reserves to a range of reasonable reserves estimates calculated independently by our EY actuarial specialists. Additionally, we performed a hindsight analysis of the prior period estimates using subsequent claims development.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002
San Francisco, California
February 22, 2021

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
	2020	2019
	(in millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost $2,333.6 at December 31, 2020 and $2,403.3 at December 31, 2019, net of CECL allowance of $0.7 at December 31, 2020)	$2,479.2	$2,485.9
Equity securities at fair value (cost $112.4 at December 31, 2020 and $155.6 at December 31, 2019)	208.5	256.7
Equity securities at cost	6.7	6.7
Other invested assets (cost $36.8 at December 31, 2020 and $28.4 at December 31, 2019)	36.2	29.1
Short-term investments at fair value (amortized cost $26.5 at December 31, 2020)	26.6	—
Total investments	2,757.2	2,778.4
Cash and cash equivalents	160.4	154.9
Restricted cash and cash equivalents	0.2	0.3
Accrued investment income	15.3	16.4
Premiums receivable (less CECL allowance of $10.8 at December 31, 2020 and less bad debt allowance of $4.6 at December 31, 2019)	232.1	285.7
Reinsurance recoverable for:
Paid losses	7.6	7.2
Unpaid losses (less CECL allowance of $0.4 at December 31, 2020)	496.6	532.5
Deferred policy acquisition costs	43.2	47.9
Property and equipment, net	19.1	21.9
Operating lease right-of-use assets	17.4	15.9
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Contingent commission receivable–LPT Agreement	13.4	13.2
Cloud computing arrangements	50.2	33.6
Other assets	60.1	46.4
Total assets	$3,922.6	$4,004.1
Liabilities and stockholders' equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,069.4	$2,192.8
Unearned premiums	299.1	337.1
Commissions and premium taxes payable	43.0	48.6
Accounts payable and accrued expenses	22.9	29.8
Deferred income taxes, net	15.5	2.6
Deferred reinsurance gain—LPT Agreement	125.4	137.1
FHLB advances	20.0	—
Non-cancellable obligations	24.1	23.0
Operating lease liability	19.9	17.8
Other liabilities	70.5	49.5
Total liabilities	$2,709.8	$2,838.3
Commitments and contingencies (Note 12)

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
	2020	2019
	(in millions, except share data)
Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 57,413,806 and 57,184,370 shares issued and 28,564,798 and 31,355,378 shares outstanding at December 31, 2020 and 2019, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	404.3	396.4
Retained earnings	1,247.9	1,158.8
Accumulated other comprehensive income, net of tax	115.1	65.3
Treasury stock, at cost (28,849,008 shares at December 31, 2020 and 25,828,992 shares at December 31, 2019)	(555.1)	(455.3)
Total stockholders' equity	1,212.8	1,165.8
Total liabilities and stockholders' equity	$3,922.6	$4,004.1
See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2020	2019	2018
Revenues	(in millions, except per share data)
Net premiums earned	$615.3	$695.8	$731.1
Net investment income	76.3	88.1	81.2
Net realized and unrealized gains (losses) on investments	19.0	51.1	(13.1)
Other income	0.8	0.9	1.2
Total revenues	711.4	835.9	800.4

Expenses
Losses and loss adjustment expenses	302.4	365.9	376.7
Commission expense	78.8	88.1	94.2
Underwriting and general and administrative expenses	181.3	187.5	158.5
Interest and financing expenses	0.4	0.6	1.5
Other expenses	0.8	—	—
Total expenses	563.7	642.1	630.9

Net income before income taxes	147.7	193.8	169.5
Income tax expense	27.9	36.7	28.2
Net income	$119.8	$157.1	$141.3

Comprehensive income
Unrealized AFS investment gains (losses) during the period (net of tax (expense) benefit of $(14.2), $(21.8), and $12.9 for the years ended December 31, 2020, 2019, and 2018, respectively)	$53.4	$82.1	$(48.5)
Reclassification adjustment for realized AFS investment (gains) losses in net income (net of tax expense (benefit) of $0.9, $0.8, and $(0.4) for the years ended December 31, 2020, 2019, and 2018, respectively)	(3.6)	(3.1)	1.4
Other comprehensive income (loss), net of tax	49.8	79.0	(47.1)
Total comprehensive income	$169.6	$236.1	$94.2

Net realized and unrealized gains (losses) on investments
Net realized and unrealized gains (losses) on investments before impairments	$19.0	$51.1	$(9.8)
Other than temporary impairments recognized in earnings	—	—	(3.3)
Net realized and unrealized gains (losses) on investments	$19.0	$51.1	$(13.1)

Earnings per common share (Note 18):
Basic	$4.01	$4.89	$4.30
Diluted	$3.97	$4.83	$4.24
Cash dividends declared per common share and eligible RSUs and PSUs	$1.00	$0.88	$0.80

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock, at Cost	Total Stockholders' Equity
	Shares	Amount
	(in millions, except share data)

Balance, January 1, 2018	56,695,174	$0.6	$381.2	$842.2	$107.4	$(383.7)	$947.7
Stock-based obligations (Note 14)	—	—	9.4	—	—	—	9.4
Stock options exercised	57,091	—	1.1	—	—	—	1.1
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	223,410	—	(2.9)	—	—	—	(2.9)
Acquisition of common stock (Note 13)	—	—	—	—	—	(4.6)	(4.6)
Dividends declared	—	—	—	(26.7)	—	—	(26.7)
Net income for the year		—	—	141.3	—	—	141.3
Reclassification adjustment for adoption of ASU No. 2016-01	—	—	—	74.0	(74.0)	—	—
Change in net unrealized losses on investments, net of taxes of $12.5		—	—	—	(47.1)	—	(47.1)
Balance, December 31, 2018	56,975,675	$0.6	$388.8	$1,030.7	$(13.7)	$(388.2)	$1,018.2

Balance, January 1, 2019	56,975,675	$0.6	$388.8	$1,030.7	$(13.7)	$(388.2)	$1,018.2
Stock-based obligations (Note 14)	—	—	10.1	—	—	—	10.1
Stock options exercised	31,630	—	0.7	—	—	—	0.7
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	177,065	—	(3.2)	—	—	—	(3.2)
Acquisition of common stock (Note 13)	—	—	—	—	—	(67.1)	(67.1)
Dividends declared	—	—	—	(28.9)	—	—	(28.9)
Net income for the year		—	—	157.1	—	—	157.1
Change in net unrealized gains on investments, net of taxes of $(21.0)		—	—	—	79.0	—	79.0
Balance, December 31, 2019	57,184,370	$0.6	$396.4	$1,158.8	$65.3	$(455.3)	$1,165.8

Balance, January 1, 2020	57,184,370	$0.6	$396.4	$1,158.8	$65.3	$(455.3)	$1,165.8
Stock-based obligations (Note 14)	—	—	9.7	—	—	—	9.7
Stock options exercised	40,800	—	0.9	—	—	—	0.9
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	188,636	—	(2.7)	—	—	—	(2.7)
Acquisition of common stock (Note 13)	—	—	—	—	—	(99.8)	(99.8)
Dividends declared	—	—	—	(30.8)	—	—	(30.8)
Net income for the year		—	—	119.8	—	—	119.8
Change in net unrealized gains on investments, net of taxes of $(13.3)		—	—	—	49.8	—	49.8
Balance, December 31, 2020	57,413,806	$0.6	$404.3	$1,247.9	$115.1	$(555.1)	$1,212.8

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2020	2019	2018
Operating activities	(in millions)
Net income	$119.8	$157.1	$141.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.2	9.0	6.3
Stock-based compensation	9.7	10.1	9.4
Amortization of cloud computing arrangements	9.0	5.3	—
Amortization of premium on investments, net	9.8	8.7	8.4
Allowance for expected credit losses	6.6	(2.1)	(3.3)
Deferred income tax expense	(13.4)	6.0	14.4
Net realized and unrealized (gains) losses on investments	(19.0)	(51.1)	13.1
Abandonment of operating leases	0.8	—	—
Change in operating assets and liabilities:
Premiums receivable	47.4	49.5	(3.1)
Reinsurance recoverable on paid and unpaid losses	35.1	20.4	33.1
Cloud computing arrangements	(25.6)	(12.9)	(26.0)
Operating lease right-of-use-assets	(2.3)	(15.9)	—
Current federal income taxes	22.0	(7.4)	8.6
Unpaid losses and loss adjustment expenses	(123.4)	(63.4)	(58.2)
Unearned premiums	(38.0)	0.8	18.0
Accounts payable, accrued expenses and other liabilities	(3.7)	(7.5)	19.1
Deferred reinsurance gain–LPT Agreement	(11.7)	(12.5)	(14.0)
Contingent commission receivable–LPT Agreement	(0.2)	18.8	—
Operating lease liabilities	2.1	17.8	—
Non-cancellable obligations	1.1	4.2	16.1
Other	(1.0)	(11.8)	(3.0)
Net cash provided by operating activities	33.3	123.1	180.2
Investing activities
Purchases of fixed maturity securities	(645.6)	(359.0)	(636.7)
Purchases of equity securities	(179.5)	(240.8)	(79.3)
Purchases of short-term investments	(135.9)	—	(59.7)
Purchases of other invested assets	(8.3)	(28.4)	—
Proceeds from sale of fixed maturity securities	349.5	163.0	204.8
Proceeds from sale of equity securities	243.4	232.4	70.7
Proceeds from maturities and redemptions of fixed maturity securities	359.2	309.9	329.4
Proceeds from maturities of short-term investments	110.6	25.0	39.0
Net change in unsettled investment purchases and sales	(3.6)	(24.7)	22.4
Capital expenditures and other	(5.5)	(12.1)	(10.2)
Purchase of Cerity Insurance Company, net of cash and cash equivalents acquired	—	(16.1)	—
Net cash provided by (used in) investing activities	84.3	49.2	(119.6)
Financing activities
Acquisition of common stock	(99.4)	(67.5)	(4.2)
Cash transactions related to stock-based compensation	(1.8)	(2.5)	(1.8)
Dividends paid to stockholders	(30.8)	(28.9)	(26.7)
Proceeds from FHLB advances	35.0	—	—
Payments on FHLB advances	(15.0)	—	—
Redemption of notes payable	—	(20.0)	—
Payments on capital leases	(0.2)	(0.2)	(0.2)
Net cash used in financing activities	(112.2)	(119.1)	(32.9)
Net increase in cash, cash equivalents, and restricted cash	5.4	53.2	27.7
Cash, cash equivalents, and restricted cash at the beginning of the period	155.2	102.0	74.3
Cash, cash equivalents, and restricted cash at the end of the period	$160.6	$155.2	$102.0

Non-cash transactions
Financed property and equipment purchases	$0.1	$0.7	$0.3

The following table presents our cash, cash equivalents, and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	December 31, 2020	December 31, 2019
	(in millions)
Cash and cash equivalents	$160.4	$154.9
Restricted cash and cash equivalents supporting reinsurance obligations	0.2	0.3
Total cash, cash equivalents and restricted cash	$160.6	$155.2
 See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2020
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
In 1999, the Nevada State Industrial Insurance System (the Fund) entered into a 100% quota share reinsurance agreement (the LPT Agreement) through a loss portfolio transfer transaction with third party reinsurers. The LPT Agreement commenced on June 30, 1999 and will remain in effect until: (i) all claims under the covered policies have closed; (ii) the LPT Agreement is commuted or terminated upon the mutual agreement of the parties; or (iii) the reinsurers' aggregate maximum limit of liability is exhausted, whichever occurs first. The LPT Agreement does not provide for any additional termination terms. On January 1, 2000, EICN assumed all of the assets, liabilities and operations of the Fund, including the Fund's rights and obligations associated with the LPT Agreement. See Notes 2 and 10.
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
The Company operates through two reportable segments: Employers and Cerity. Each of the segments represents a separate and distinct underwriting platform through which the Company conducts insurance business. This presentation allows the reader, as well as the Company's chief operating decision makers, to objectively analyze the business originated through each of the Company's underwriting platforms. Detailed financial information about the Company's operating segments is presented in Note 19.
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
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represent cash and cash equivalents held in trust in order to secure certain of the Company's obligations and, accordingly, are restricted as to withdrawal or usage. As of December 31, 2020 and 2019 the Company held $3.2 million and $2.9 million, respectively, in cash and investments in trust for reinsurance obligations, of which $0.2 million and $0.3 million, respectively, represented restricted cash and cash equivalents.
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
Beginning in 2018, with the adoption of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), the Company's investments in equity securities at fair value are no longer classified as AFS and changes in fair value are included in Net realized and unrealized gains (losses) on investments on the Company's Consolidated Statements of Comprehensive Income. Additionally, ASU 2016-01 also removed the impairment assessment for equity securities at fair value. Prior to adoption of this standard, when, in the opinion of management, a decline in the fair value of an equity security below its cost was considered to be "other-than-temporary," the equity security's cost was written down to its fair value at the time the other-than-temporary decline was identified. The Company's investment in FHLB stock is presented within Equity securities at cost on the Company's Consolidated Balance Sheets.
The Company's investments in other invested assets are reported at either net asset value or fair value and changes in the value of these investments are included in Net realized and unrealized gains (losses) on investments on the Company's Consolidated Statements of Comprehensive Income.
Beginning in 2020, with the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), the Company's investments in fixed maturity securities are presented net of an allowance for expected credit losses. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria is met, the security's amortized cost basis is written down to its fair value. For AFS debt securities that do not meet either criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The changes in the Company's allowance for expected credit losses on investments are included in Net realized and unrealized gains (losses) on investments on the Company's Consolidated Statements of Comprehensive Income (see Note 6).
Prior to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), the determination of an other-than-temporary decline for fixed maturity securities and other invested assets included, in addition to other relevant factors, a presumption that if the market value was below cost by a significant amount for a period of time, a bifurcation of the write-down may be necessary based on the portion of the loss that was deemed to be a "credit loss", which was considered a realized loss, and the portion that was deemed to be an "other than credit loss", which was considered to be an unrealized loss. If management had the intent to sell the security or more likely than not would be required to sell the security before its anticipated recovery, the investment was written down to its fair value and the entire impairment was recorded as a realized loss in the Company's Consolidated Statements of Comprehensive Income. If management did not have the intent to sell or would not be required to sell the security but did not expect to recover the amortized cost or cost basis of the security, the amount of the other-than-temporary impairment was bifurcated (see Note 5).
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
Premiums written are recognized as revenues, net of any applicable underlying reinsurance coverage, and are earned over the term of the related policy. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine the actual amount of net premiums earned for that policy year. Earned but unbilled premiums include estimated future audit premiums based on the Company's historical experience. These estimates are subject to changes in policyholders' payrolls, economic conditions, and seasonality, and are continually reviewed and adjusted as experience develops or new information becomes known. Any such adjustments are included in current operations; however, they are partially offset by the resulting changes in losses and LAE, commission expenses, and premium taxes. The Company's premiums receivable on its Consolidated Balance Sheets included $2.3 million and $37.3 million of additional premiums expected to be received from policyholders for premium audits at December 31, 2020 and 2019, respectively.
The Company establishes an allowance for expected credit losses (see Note 6) on its premiums receivable through a charge included in underwriting and general and administrative expenses in its Consolidated Statements of Comprehensive Income. This allowance for expected credit losses is determined based on estimates (collectability and historical payment patterns) and assumptions to project future experience. After all collection efforts have been exhausted, the Company reduces the allowance for expected credit losses for write-offs of premiums receivable that have been deemed uncollectible. The Company's allowance for expected credit losses was $10.8 million and $4.6 million at December 31, 2020 and 2019, respectively. The Company had write offs, net of recoveries of amounts previously written off, of $6.8 million, $10.5 million, and $8.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Deferred Policy Acquisition Costs
Policy acquisition costs, those costs that relate directly to the successful acquisition of new or renewal insurance contracts, including underwriting, policy issuance and processing, medical and inspection, sales force contract selling and commissions are deferred and amortized as the related premiums are earned. Amortization of deferred policy acquisition costs for the years ended December 31, 2020, 2019, and 2018, was $97.5 million, $107.7 million, and $112.0 million, respectively.
If the sum of a policy's expected losses and LAE and deferred policy acquisition costs exceeds the related unearned premiums and projected investment income, a premium deficiency is determined to exist. In this event, deferred policy acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs, a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the years ended December 31, 2020, 2019, and 2018.
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
Balances due from reinsurers on unpaid losses, including an estimate of such recoverables related to reserves for incurred but not reported losses, are reported as reinsurance recoverables on the Company's Consolidated Balance Sheets. Reinsurance recoverables on paid losses represent amounts currently due from reinsurers. Reinsurance recoverables on unpaid losses represent amounts that will be collectible from reinsurers once the losses are paid. Reinsurance recoverables on unpaid losses and LAE amounted to $496.6 million and $532.5 million at December 31, 2020 and 2019, respectively.
Beginning in 2020, with the adoption of ASU 2016-13, the Company's reinsurance recoverables are presented net of an allowance for expected credit losses. The changes in the Company's allowance for expected credit losses are included in underwriting and general and administrative expenses on the Company's Consolidated Statements of Comprehensive Income (see Note 6). This allowance for expected credit losses is determined based on historical information, financial strength of reinsurers, collateralization amounts and ratings to determine the appropriateness of the allowance.
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
The Company elected the practical expedients in ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2016-02, Leases (Topic 842), allowing it to apply provisions of the new guidance at the date of adoption without adjusting comparative periods presented (see Note 12).
Finance Leases
Leased property and equipment meeting finance lease criteria are capitalized at the lower of the present value of the related lease payments or the fair value of the leased asset at the inception of the lease. Financing leases for automobiles are included in property and equipment in other liabilities on the Company's Consolidated Balance Sheets. Amortization is calculated using the straight-line method based on the term of the lease and is included in the depreciation expense of property and equipment. See Note 12 for additional disclosures related to finance leases.
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
The Company's cash equivalents and short-term investments include investments in money market securities and securities backed by the U.S. government. The Company's investment securities are diversified throughout many industries and geographic regions and include investments in U.S. government and U.S. government-sponsored enterprises. The Company believes that it has no significant concentrations of credit risk from a single issue or issuer within its cash equivalents, short-

term investments and investment securities other than concentrations in U.S. government and U.S. government-sponsored enterprises.
The Company's premiums receivable are generally diversified due to the large number of entities composing the Company's policyholder base and their dispersion across many different industries.
The Company monitors the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company also obtains collateral from its reinsurers in order to mitigate the risks related to insolvencies. At December 31, 2020, $2.2 million was held as collateral by cash or letters of credit for the Company's reinsurance recoverables and an additional $369.1 million was in trust accounts for reinsurance recoverables specifically related to the LPT Agreement.
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
Goodwill and Other Intangible Assets
The Company formally tests for impairment of goodwill and intangible assets in the fourth quarter of each year. At the end of each quarter, management considers the results of the previous analysis as well as any recent developments that may constitute triggering events requiring the impairment analysis of goodwill and other intangible assets to be updated. During 2020 the Company’s fair value, as measured by its market capitalization, decreased significantly as a result of investor concerns of the potential adverse effects of the COVID-19 pandemic on our business. Nonetheless, the Company has assessed the effects of current economic conditions on the Company's financial condition and results of operations and changes in the Company's fair value and determined that there were no impairments of these assets as of December 31, 2020 and 2019.
Intangible assets related to state licenses are not subject to amortization. Intangibles related to insurance relationships were amortized in proportion to the expected period of benefit and were fully amortized as of December 31, 2020.
The gross carrying value, accumulated amortization, and net carrying value for the Company's intangible assets, by major class, as of December 31, were as follows:

	2020			2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
State licenses	$13.5	$—	$13.5	$13.5	$—	$13.5
Insurance relationships	9.4	$(9.4)	—	9.4	$(9.4)	—
Other	0.1	—	0.1	0.1	—	0.1
Total	$23.0	$(9.4)	$13.6	$23.0	$(9.4)	$13.6
During the year ended December 31, 2018, the Company recognized $0.2 million in amortization expense associated with its intangible assets. There was no amortization expense in 2020 or 2019. These amortization expenses are included in the Company's Consolidated Statements of Comprehensive Income in underwriting and general and administrative expenses.
Stock-Based Compensation
The Company provides stock-based compensation to its directors and certain of its employees, which is recognized in its Consolidated Statements of Comprehensive Income based on estimated grant date fair values over the relevant service period (see Note 14).

3. New Accounting Standards
Recently Issued Accounting Standards
In October 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-10, Codification Improvements. This update ensures all disclosure guidance that requires or provides an option for an entity to provide notes to the financial statements is included in the Disclosure Section (Section 50) of the Codification. This update also provides various codification improvements in which the original guidance was unclear. This update becomes effective for annual periods beginning after December 15, 2020 and early adoption is permitted for any annual or interim period for which financial statements have not been issued. The Company has determined that the impact of this new standard will not be material to its consolidated financial condition and results of operations.
In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivable-Nonrefundable fees and other costs. The amendments in that Update shortened the amortization period for certain purchased callable debt securities held at a premium by requiring that entities amortize the premium associated with those callable debt securities within the scope of paragraph 310-20-25-33 to the earliest call date. The amendments affect the guidance in Accounting Standards Update No. 2017-08, receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments is this update become effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is not permitted. The Company does not expect that the adoption of this update will have a material impact on its consolidated financial condition or results of operations.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This update provides optional transition guidance to ease the potential accounting burden associated with transitioning away from the London Interbank Offered Rate (LIBOR), with optional expedients and exceptions related to the application of US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. Companies can apply this ASU immediately, but early adoption is only available through December 31, 2022 when the ASU becomes effective. The Company is evaluating the impact of LIBOR on its existing contracts and investments, but does not expect that this update will have a material impact on its consolidated financial condition or results of operations.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This update replaces the incurred loss impairment methodology for recognizing credit losses on financial instruments with a methodology that reflects an entity's current estimate of all expected credit losses. This update requires financial assets (including receivables and reinsurance recoverables) measured at amortized cost to be presented net of an allowance for credit losses. Additionally, this update requires credit losses on available-for-sale fixed maturity securities to be presented as an allowance rather than as a write-down, allowing an entity to also record reversals of credit losses in current period net income. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Additionally, in December 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This update provides clarification on the effective and transition dates and the exclusion of operating lease receivables from Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. This update adds optional transition relief for entities to elect the fair value option for certain financial assets previously measured at amortized cost basis to increase comparability of similar financial assets. In December 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses which provides clarification on certain aspects of the guidance in ASC 326 including purchased credit-deteriorated financial assets, transition relief for troubled debt restructurings, disclosure relief for accrued interest receivables and allows a practical expedient for financial assets secured by collateral maintenance provisions. The Company adopted these standards on January 1, 2020 and did not make any opening balance sheet adjustments due to the immaterial amounts. See Note 6 regarding the impact of this adoption on the Company's consolidated financial condition and results of operations.
4. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company's financial instruments at fair value were as follows as of December 31:

	2020		2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets	(in millions)
Total investments at fair value (Note 5)	$2,714.3	$2,714.3	$2,742.6	$2,742.6
Cash and cash equivalents	160.4	160.4	154.9	154.9
Restricted cash and cash equivalents	0.2	0.2	0.3	0.3
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
•Level 3 - Inputs that are unobservable that reflect management's best estimate of what willing market participants would use in pricing the assets or liabilities at the measurement date.
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speeds. There were no material adjustments to the valuation methodology utilized by third party pricing services as of December 31, 2020 and 2019.
These methods of valuation will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.

The following table presents the Company's investments at fair value and the corresponding fair value measurements.

	December 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities
U.S. Treasuries	$—	$78.3	$—	$—	$85.6	$—
U.S. Agencies	—	3.1	—	—	2.9	—
States and municipalities	—	482.7	—	—	484.5	—
Corporate securities	—	1,046.4	—	—	1,079.0	—
Residential mortgage-backed securities	—	461.0	—	—	480.4	—
Commercial mortgage-backed securities	—	102.4	—	—	110.6	—
Asset-backed securities	—	42.6	—	—	61.2	—
Collateralized loan obligations	—	83.6	—	—	—	—
Foreign government securities	—	8.2	—	—	—	—
Other securities	—	170.9	—	—	181.7	—
Total fixed maturity securities	$—	$2,479.2	$—	$—	$2,485.9	$—
Equity securities at fair value
Industrial and miscellaneous	$179.1	$—	$—	$216.4	$—	$—
Other	29.4	—	—	40.3	—	—
Total equity securities at fair value	$208.5	$—	$—	$256.7	$—	$—
Short-term investments	$4.0	$22.6	$—	$—	$—	$—
Total investments at fair value	$212.5	$2,501.8	$—	$256.7	$2,485.9	$—
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
Financial Instruments Carried at Net Asset Value (NAV)
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company's Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at NAV and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. The Company performs certain control procedures to validate the appropriateness of using NAV as a measurement. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 10 to 12 years, subject to two or three one year extensions at the general partner's discretion. The Company will receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment, or a portion thereof. The Company expects these distributions from time-to-time during the full course of the fund term. As of December 31, 2020 and 2019, the Company had unfunded commitments to these private equity limited partnerships totaling $63.8 million and $41.6 million, respectively.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.
The following table presents cash and investments carried at NAV on the Company's Consolidated Balance Sheets.

	December 31, 2020	December 31, 2019

Cash equivalents measured at NAV	58.7	14.4
Other invested assets carried at NAV	16.2	9.1

5. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company's AFS investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2020	(in millions)
Fixed maturity securities
U.S. Treasuries	$74.3	$4.0	$—	$78.3
U.S. Agencies	2.8	0.3	—	3.1
States and municipalities	449.4	33.3	—	482.7
Corporate securities	963.5	83.2	(0.3)	1,046.4
Residential mortgage-backed securities	444.6	16.7	(0.3)	461.0
Commercial mortgage-backed securities	94.7	7.8	(0.1)	102.4
Asset-backed securities	42.0	0.9	(0.3)	42.6
Collateralized loan obligations	84.4	—	(0.8)	83.6
Foreign government securities	8.0	0.2	—	8.2
Other securities(1)	169.9	1.5	(0.5)	170.9
Total fixed maturity securities	2,333.6	147.9	(2.3)	2,479.2
Short-term investments	26.5	0.1	—	26.6
Total AFS investments	$2,360.1	$148.0	$(2.3)	$2,505.8

At December 31, 2019
Fixed maturity securities
U.S. Treasuries	$83.7	$1.9	$—	$85.6
U.S. Agencies	2.8	0.1	—	2.9
States and municipalities	458.2	26.3	—	484.5
Corporate securities	1,038.6	40.4	—	1,079.0
Residential mortgage-backed securities	471.7	9.4	(0.7)	480.4
Commercial mortgage-backed securities	107.4	3.2	—	110.6
Asset-backed securities	60.4	0.9	(0.1)	61.2
Other securities(1)	180.5	1.6	(0.4)	181.7
Total fixed maturity securities	2,403.3	83.8	(1.2)	2,485.9
Total AFS investments	$2,403.3	$83.8	$(1.2)	$2,485.9
(1)Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.
The cost and estimated fair value of the Company's equity securities recorded at fair value at December 31, 2020 and 2019 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At December 31, 2020
Equity securities at fair value
Industrial and miscellaneous	$94.1	$179.1
Other	18.3	29.4
Total equity securities at fair value	$112.4	$208.5

At December 31, 2019
Equity securities at fair value
Industrial and miscellaneous	$129.1	$216.4
Other	26.5	40.3
Total equity securities at fair value	$155.6	$256.7

The Company had Other invested assets totaling $36.2 million and $29.1 million at December 31, 2020 and 2019, respectively. These investments consisted of: (i) private equity limited partnerships that totaled $16.2 million and $9.1 million (initial cost of $16.8 million and $8.4 million) at December 31, 2020 and 2019, respectively, which are carried at NAV based on information provided by the general partner; and (ii) convertible preferred shares of real estate investment trusts that totaled $20.0 million at each December 31, 2020 and 2019, which are carried at cost and approximate fair value. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through Net realized and unrealized gains and losses on the Company's Consolidated Statements of Comprehensive Income.
The amortized cost and estimated fair value of the Company's fixed maturity securities at December 31, 2020, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$127.1	$128.8
Due after one year through five years	665.5	707.8
Due after five years through ten years	759.1	829.6
Due after ten years	116.2	123.4
Mortgage and asset-backed securities	665.7	689.6
Total	$2,333.6	$2,479.2
The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of December 31, 2020 and 2019.

	December 31, 2020			December 31, 2019
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
Less than 12 months:	(dollars in millions)
Fixed maturity securities
Corporate securities	$9.7	$(0.3)	10	$—	$—	—
Residential mortgage-backed securities	47.4	(0.3)	13	56.9	(0.2)	29
Commercial mortgage-backed securities	5.5	(0.1)	6	—	—	—
Asset-backed securities	7.8	(0.3)	6	10.1	(0.1)	6
Collateralized loan obligations	74.6	(0.8)	18	—	—	—
Other securities	60.4	(0.5)	146	15.2	(0.3)	64
Total fixed maturity securities	205.4	(2.3)	199	82.2	(0.6)	99
Total less than 12 months	$205.4	$(2.3)	199	$82.2	$(0.6)	99

12 months or greater:
Fixed maturity securities
Residential mortgage-backed securities	$—	$—	—	$40.0	$(0.5)	19
Other securities	—	—	—	5.9	(0.1)	19
Total fixed maturity securities	—	—	—	45.9	(0.6)	38
Total 12 months or greater	$—	$—	—	$45.9	$(0.6)	38
The Company recorded an allowance for expected credit losses on available-for-sale debt securities of $0.7 million during the year ended December 31, 2020 (see Note 6). Those fixed maturity securities whose total fair value was less than amortized cost at December 31, 2020, were those in which the Company had no intent, need or requirement to sell at an amount less than their amortized cost. There were no other-than-temporary impairments recognized on fixed maturity securities during the year ended December 31, 2019. The Company recognized impairments on fixed maturity securities of $3.3 million (consisting of sixty-six securities) during the year ended December 31, 2018, as a result of the Company's intent to sell these securities and/or the severity of the change in fair values of these securities. The Company determined that the remaining unrealized losses on fixed maturity securities at December 31, 2019 and 2018 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers.
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
Net realized gains on investments and the change in unrealized gains (losses) on the Company's investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net Change in CECL Allowance	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI, before tax
	(in millions)
Year Ended December 31, 2020
Fixed maturity securities	$9.2	$(4.1)	$(0.7)	$63.0	$4.4	$63.0
Equity securities	42.6	(21.8)	—	(5.0)	15.8	—
Other invested assets	—	—	—	(1.3)	(1.3)	—
Short-term investments	0.1	—	—	0.1	0.1	0.1
Total investments	$51.9	$(25.9)	$(0.7)	$56.8	$19.0	$63.1

Year Ended December 31, 2019
Fixed maturity securities	$5.2	$(1.3)	$—	$99.9	$3.9	$99.9
Equity securities	17.8	(4.4)	—	33.1	46.5	—
Other invested assets	—	—	—	0.7	0.7	—
Total investments	$23.0	$(5.7)	$—	$133.7	$51.1	$99.9

Year Ended December 31, 2018
Fixed maturity securities	$2.2	$(4.0)	$—	$(59.7)	$(1.8)	$(59.7)
Equity securities	15.9	(1.6)	—	(25.6)	(11.3)	—
Total investments	$18.1	$(5.6)	$—	$(85.3)	$(13.1)	$(59.7)
Proceeds from the sales of fixed maturity securities were $349.5 million, $163.0 million and $204.8 million for years ended December 31, 2020, 2019 and 2018, respectively.
Net investment income was as follows:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Fixed maturity securities	$72.6	$81.9	$76.0
Equity securities	4.4	7.9	6.5
Other invested assets	2.8	1.2	—
Short-term investments	1.5	—	0.3
Cash equivalents and restricted cash	0.5	1.7	2.0
Gross investment income	81.8	92.7	84.8
Investment expenses	(5.5)	(4.6)	(3.6)
Net investment income	$76.3	$88.1	$81.2
The Company is required by various state laws and regulations to support, through securities on deposit or otherwise, its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of December 31, 2020 and 2019, securities having a fair value of $768.7 million and $844.9 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $275.0 million and $260.0 million of securities on deposit as of December 31, 2020 and 2019, respectively (see Note 11).
Certain reinsurance contracts require the Company's funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at December 31, 2020 and 2019 was $3.2 million and $2.9 million, respectively.

6. Current Expected Credit Losses
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
Premiums Receivable
Premiums receivable balances are all due within one year or less. The Company currently determines the allowance for premiums receivable based on an internal aging schedule using collectability and historical payment patterns, as well as current and expected future market conditions to determine the appropriateness of the allowance. Historical payment patterns provide the basis for the estimation along with similar risk characteristics and the Company's business strategy, which have not changed significantly over time. However, current and future market conditions have deteriorated as compared with the economic conditions included in the historical information. Specifically, as a result of the COVID-19 pandemic, unemployment and the temporary and/or permanent closures of small businesses have increased as of December 31, 2020, and the Company expects this trend to continue until such time that business operations can resume at a more normalized rate. Based on our past experience with generally similar conditions, the Company will continually assess the historical payment patterns and aging schedule to reflect the differences in our current conditions and future forecasted changes. Changes in the allowance for credit losses are recorded through general and administrative expenses.
The table below shows the changes in the allowance for expected credit losses on premiums receivable.

Year Ended December 31,
2020
(in millions)
Beginning balance of the allowance for expected credit losses on premiums receivable	$4.6
Current period provision for expected credit losses	13.0
Write-offs charged against the allowance	(6.8)
Ending balance of the allowance for expected credit losses on premiums receivable	$10.8

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

Year Ended December 31,
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
As of December 31, 2020, the Company established an aggregate allowance for credit losses in the amount of $0.7 million. For the Company’s investments in fixed-income debt securities, the allowance for credit losses was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the present value of cash flows expected to be collected to its amortized cost basis. The expected present value of cash flows are calculated using scenario based credit loss models derived from the discounted cash flows under the Comprehensive Capital Analysis Review (CCAR) framework, which is adopted by the Federal Reserve.
As of December 31, 2020, the Company did not intend to sell any of its AFS debt securities in which its amortized cost exceeded its fair value.
Accrued interest receivable on AFS debt securities totaled $15.3 million at December 31, 2020 and is excluded from the estimate of credit losses based on historically timely payments.
The table below shows the changes in the allowance for expected credit losses on available-for-sale securities.

Year Ended December 31,
2020
(in millions)
Beginning balance of the allowance for expected credit losses on AFS securities	$—
Current period provision for expected credit losses	3.1
Reductions in allowance from disposals	(2.4)
Ending balance of the allowance for expected credit losses on AFS securities	$0.7

7. Property and Equipment
Property and equipment consists of the following:

	As of December 31,
	2020	2019
	(in millions)
Furniture and equipment	$3.4	$2.5
Leasehold improvements	5.5	6.0
Computers and software	53.3	60.3
Automobiles	0.8	1.1
Property and equipment, gross	63.0	69.9
Accumulated depreciation	(43.9)	(48.0)
Property and equipment, net	$19.1	$21.9
Depreciation expenses related to property and equipment for the years ended December 31, 2020, 2019, and 2018 were $8.2 million, $9.0 million, and $6.1 million, respectively. Internally developed software costs of $3.2 million were capitalized during each of the years ended December 31, 2020 and 2019, respectively.
Cloud Computing Arrangements
The Company's capitalized costs associated with cloud computing arrangements totaled $50.2 million and $33.6 million, which were comprised of service contract fees and implementation costs associated with hosting arrangements on the Company's Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively. Total amortization for hosting arrangements for the years ended December 31, 2020 and 2019 was $9.0 million and $5.3 million, respectively.
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
The Company's provision for income taxes consisted of the following:

	Years Ended December 31,
	2020	2019	2018
Current tax expense:	(in millions)
Federal	$27.6	$26.3	$13.2
State	0.7	1.8	0.6
Total current tax expense	28.3	28.1	13.8
Deferred federal tax expense:
Impact of tax Enactment	—	—	(0.4)
Other	(0.4)	8.6	14.8
Total deferred federal tax expense	(0.4)	8.6	14.4
Income tax expense	$27.9	$36.7	$28.2
The differences between the statutory federal tax rate of 21% and the Company's effective tax rate on net income before income taxes as reflected in the Consolidated Statements of Comprehensive Income were as follows:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Expense computed at statutory rate	$31.0	$40.7	$35.6
Tax-advantaged investment income	(1.9)	(2.4)	(2.9)
LPT deferred gain amortization	(2.2)	(2.3)	(2.6)
Stock based compensation	(0.2)	(0.9)	(1.4)
LPT Reserve Adjustment	(0.3)	(0.4)	(0.5)
Impact of tax Enactment	—	—	(0.4)
Other	1.5	2.0	0.4
Income tax expense	$27.9	$36.7	$28.2
The LPT Reserve Adjustments for the years ended December 31, 2020, 2019, and 2018 increased GAAP net income by $1.2 million, $1.8 million, and $2.2 million, respectively, but did not affect taxable income. The LPT Contingent Commission Adjustments increased net income by $0.2 million, $0.2 million, and $0.5 million during 2020, 2019, and 2018, respectively, but did not increase taxable income.
As of December 31, 2020, 2019, and 2018 the Company had no material unrecognized tax benefits.
The Company made cash payments of $18.5 million, $37.8 million and $4.2 million for income taxes during the years ended December 31, 2020, 2019, and 2018, respectively.

Tax years 2017 through 2020 remain open and are available for examination by the Internal Revenue Service. The significant components of deferred income taxes, net, were as follows as of December 31:

	2020		2019
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Unrealized capital gains, net	$—	$50.7	$—	$38.7
Deferred policy acquisition costs	—	9.2	—	10.2
Intangible assets	—	1.6	—	1.6
Loss reserve discounting for tax reporting	30.3	—	30.9	—
Unearned premiums	11.5	—	13.2	—
Allowance for bad debt	2.4	—	1.0	—
Stock-based compensation	3.4	—	3.4	—
Accrued liabilities	3.5	—	4.0	—
Operating leases	4.2	3.6	3.7	3.3
Other	2.4	8.1	2.1	7.1
Total	$57.7	$73.2	$58.3	$60.9
Deferred income tax asset (liability), net	$(15.5)		$(2.6)
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

In addition to case reserves, the Company establishes a provision for IBNR. IBNR is an actuarial estimate composed of the following: (a) future payments on claims that are incurred but have not yet been reported to the Company; (b) a reserve for the additional development on claims that have been reported to the Company; and (c) a provision for additional payments on closed claims that might reopen. IBNR reserves apply to the entire body of claims arising from a specific period, rather than a specific claim. Most of the Company's IBNR reserves relate to estimated future claim payments on recorded open claims.
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
Each actuarial methodology requires the selection and application of various parameters and assumptions. The key parameters and assumptions include the future payment and emergence patterns of our aggregate claims data; the magnitude and changes in claim settlement activity; claims cost inflation rates; the effects of legislative benefit changes and/or judicial decisions; and trends in the frequency and severity of claims. The Company believes the pattern with which our aggregate data will be paid or emerge over time, claim settlement activity, and claims cost inflation rates are the most important parameters and assumptions.
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Unpaid losses and LAE at beginning of period	$2,192.8	$2,207.9	$2,266.1
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	532.5	504.4	537.0
Net unpaid losses and LAE at beginning of period	1,660.3	1,703.5	1,729.1
Losses and LAE, net of reinsurance, incurred during the period related to:
Current year	395.9	456.1	457.5
Prior years	(81.6)	(77.5)	(66.2)
Total net losses and LAE incurred during the period	314.3	378.6	391.3
Paid losses and LAE, net of reinsurance, related to:
Current year	83.6	106.6	93.0
Prior years	318.6	315.2	323.9
Total net paid losses and LAE during the period	402.2	421.8	416.9
Ending unpaid losses and LAE, net of reinsurance	1,572.4	1,660.3	1,703.5
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	497.0	532.5	504.4
Unpaid losses and LAE at end of period	$2,069.4	$2,192.8	$2,207.9
Total net losses and LAE included in the above table excludes the impact of the amortization of the Deferred Gain and LPT Reserve Adjustments (See Note 10).

In 2020, the Company had $81.6 million of favorable prior accident year loss development, which included $80.2 million of favorable development on its voluntary risk business and $1.4 million on its assigned risk business. In 2019, the Company had $77.5 million of favorable prior accident year loss development on its voluntary risk business. In 2018, the Company had $66.2 million of favorable prior accident year loss development, which included $65.5 million of favorable development on its voluntary risk business and $0.7 million of favorable development related to its assigned risk business. The favorable prior accident year development on voluntary business during 2020 was primarily the result of the Company's determination that adjustments were necessary to reflect observed favorable paid loss trends for accident years 2018 and prior due to decreasing medical costs, partially offset by $13.3 million of adverse development on accident year 2019 partially due to an inability to fully execute its claims initiatives to reduce loss costs as a result of the COVID-19 pandemic. The favorable prior accident year loss development on voluntary business during 2019 and 2018 was the result of the Company's determination that adjustments were necessary to reflect observed favorable paid loss trends. Paid loss trends have been impacted by generally declining loss costs and by cost savings associated with accelerated claims settlement activity that began in 2014 and continued through 2020. Loss reserves shown in the Company's Consolidated Balance Sheets are net of $28.1 million and $28.6 million for anticipated subrogation recoveries as of December 31, 2020 and 2019, respectively.
The Company compiles and aggregates its claims data by grouping the claims according to the year in which the claim occurred ("accident year") when analyzing claim payment and emergence patterns and trends over time. Reported claims include any claim that has case reserves and/or loss and LAE payments associated with them.
The Company analyzed the usefulness of disaggregation of its results and determined the characteristics associated with the policies and the related unpaid loss reserves, incurred losses, and payment patterns are similar in nature. As such, the following tables show the Company's historical incurred and cumulative paid losses and LAE development, net of reinsurance, as well as IBNR loss reserves and the number of reported claims on an aggregated basis as of December 31, 2020 for each of the previous 10 accident years.

	Incurred Losses and LAE, Net of Reinsurance
	Years Ended December 31,										As of December 31, 2020
Accident Year	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020	IBNR	Cumulative number of reported claims
	(in millions, except claims counts)
2011	$253.7	$267.3	$272.0	$277.4	$296.3	$292.6	$288.8	$287.8	$285.6	$284.2	$17.8	19,585
2012		348.8	359.9	360.9	386.4	388.2	382.8	379.8	378.5	372.4	28.2	26,030
2013			452.6	460.6	478.6	472.6	468.9	464.6	459.3	446.8	37.7	28,909
2014				463.4	445.8	432.9	434.6	430.5	424.7	415.5	46.0	28,584
2015					422.2	425.8	423.9	419.6	408.7	396.7	46.1	27,240
2016						419.0	414.6	395.4	375.0	364.6	49.8	25,782
2017							412.4	391.3	358.3	337.9	56.7	25,047
2018								422.5	424.6	407.7	75.5	27,892
2019									422.4	435.7	107.3	32,535
2020										365.7	188.4	20,166
Total										$3,827.3

	Cumulative Paid Losses and LAE, Net of Reinsurance
	Years Ended December 31,
Accident Year	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020
	(in millions)
2011	$47.4	$115.1	$162.6	$193.8	$217.5	$230.1	$238.2	$243.8	$248.1	$251.8
2012		58.6	148.3	214.2	261.4	289.9	305.0	316.9	324.3	328.4
2013			68.5	184.4	263.8	317.4	346.1	365.9	379.3	386.6
2014				65.3	172.7	248.9	297.2	323.4	342.1	351.4
2015					65.5	174.5	246.9	290.5	311.2	322.2
2016						65.6	166.8	227.7	261.2	278.3
2017							63.5	160.2	215.7	243.7
2018								77.9	189.9	254.2
2019									88.8	212.6
2020										71.9
Total										$2,701.1
All outstanding liabilities for unpaid losses and LAE prior to 2011, net of reinsurance										376.3
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance										$1,502.4
(1)Data presented for these calendar years is required supplementary information, which is unaudited.
The following table represents a reconciliation of claims development to the aggregate carrying amount of the liability for unpaid losses and LAE:

December 31, 2020
(in millions)
Liabilities for unpaid losses and LAE, net of reinsurance	$1,502.4
Reinsurance recoverable, excluding CECL allowance, on unpaid losses	497.0
Unallocated LAE (adjusting and other)	70.0
Total liability for unpaid losses and LAE	$2,069.4
The following table presents the average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2020 and is presented as required supplementary information, which is unaudited:

Average Annual Percentage Payout of Claims by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
17.6%	26.6%	17.2%	10.8%	6.4%	4.0%	2.8%	1.9%	1.3%	1.3%
10. Reinsurance
The Company purchases reinsurance from third parties in the normal course of its business in order to manage its exposures. The Company's reinsurance coverage is provided on both a quota share and excess of loss basis.
The effects of reinsurance on the Company's written and earned premiums and on its losses and LAE incurred were as follows:

	Years Ended December 31,
	2020		2019		2018
	Written	Earned	Written	Earned	Written	Earned
	(in millions)
Direct premiums	$570.8	$611.0	$687.4	$691.6	$739.0	$727.2
Assumed premiums	9.3	9.5	9.5	9.6	9.9	10.0
Gross premiums	580.1	620.5	696.9	701.2	748.9	737.2
Ceded premiums	(5.2)	(5.2)	(5.4)	(5.4)	(6.1)	(6.1)
Net premiums	$574.9	$615.3	$691.5	$695.8	$742.8	$731.1
Ceded losses and LAE incurred	$5.9		$19.2		$9.5
Ceded losses and LAE incurred includes the amortization of the Deferred Gain, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments.

Excess of Loss Reinsurance
The Company has consistently maintained excess of loss reinsurance coverage to protect it against the impact of large and/or catastrophic losses in its workers' compensation business. The Company currently maintains reinsurance for losses from a single occurrence or catastrophic event in excess of $10.0 million and up to $200.0 million, subject to certain exclusions. This current reinsurance program is effective July 1, 2020 through June 30, 2021. The coverage under the Company's annual reinsurance program that ended each of July 1, 2020 and 2019 was $190.0 million, in excess of its $10.0 million retention on a per occurrence basis. The reinsurance coverage includes coverage for pandemics, acts of terrorism, excluding nuclear, biological, chemical, and radiological events. Any liability outside the coverage limits of the reinsurance program is retained by the Company.
LPT Agreement
Recoverables from reinsurers on unpaid losses and LAE amounted to $496.6 million and $532.5 million at December 31, 2020 and 2019, respectively. At each of December 31, 2020 and 2019, $353.5 million and $380.4 million, respectively, of those recoverables was related to the LPT Agreement that was entered into in 1999 by the Fund and assumed by EICN. Under the LPT Agreement, substantially all of the Fund's losses and LAE on claims incurred prior to July 1, 1995 have been ceded to three unaffiliated reinsurers on a 100% quota share basis. Investments totaling $369.1 million and $341.0 million at December 31, 2020 and 2019, respectively, have been placed in trust by the three reinsurers as security for payment of the reinsured claims. Under the LPT Agreement, initially $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. Through December 31, 2020, the Company has paid losses and LAE claims totaling $818.9 million related to the LPT Agreement.
The Company amortized $10.5 million, $10.7 million, and $11.9 million of the Deferred Gain for the years ended December 31, 2020, 2019, and 2018, respectively. Additionally, the Company recognized favorable development in the estimated reserves ceded under the LPT Agreement of $4.2 million, $5.3 million, and $6.3 million that reduced the Deferred Gain by $1.2 million, $1.8 million, and $2.2 million for the years ended December 31, 2020, 2019, and 2018, respectively, due to favorable LPT Reserve Adjustments and by $0.2 million, $0.2 million, and $0.5 million for the years ended December 31, 2020, 2019, and 2018, respectively, due to favorable LPT Contingent Commission Adjustments (Note 2 –Reinsurance).
11. FHLB Advances, Notes Payable and Other Financing Arrangements
On December 15, 2020, the Company entered into a Credit Agreement (the Credit Agreement) with a syndicate of financial institutions. The Credit Agreement provides for a $75.0 million three-year revolving credit facility and is guaranteed by certain of the Company’s wholly owned subsidiaries (Employers Group, Inc. and Cerity Group, Inc.). Borrowings under the Credit Agreement may be used for working capital and general corporate purposes of the Company and its subsidiaries. Pursuant to the Credit Agreement, the Company also has an option to request an increase of the credit available under the facility up to a maximum facility amount of $125.0 million, subject to the consent of lenders and the satisfaction of certain conditions.
The interest rates applicable to loans under the Credit Agreement are generally based on a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Eurodollar rate (which will convert to an alternative reference rate once LIBOR is discontinued), plus a specified margin, ranging from 1.25% to 2.25%. In addition, the Company will pay a fee on each lender’s commitment, ranging from 0.20% to 0.50%, irrespective of usage. The applicable margin and the amount of such commitment fee vary based upon the financial strength rating of the Company’s insurance subsidiaries as most recently announced by A.M. Best or the Company’s debt to total capitalization ratio if such financial strength rating is not available. No interest was paid during the year ended December 31, 2020.
The Credit Agreement contains covenants that require the Company and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth of no less than 70% of the Company’s stockholders’ equity as of September 30, 2020, plus 50% of the Company’s aggregate net income thereafter; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement.
The Company incurred $0.7 million in debt issuance costs, which are being amortized over the three-year life of the facility in Interest and Financing expenses. The annual commitment and administrative fee on the unused portion of the facility is 0.30%, for a maximum of $225,000, and an annual agency fee of $25,000. Advances can be repaid at any time without prepayment penalties or additional fees. As of December 31, 2020, the Company has not made any advances under the credit facility.
EPIC had a $10.0 million surplus note to Dekania CDO II, Ltd. issued as part of a pooled transaction. On April 12, 2019, the Florida Office of Insurance Regulation approved EPIC's request to pay off the Dekania surplus note. Subsequently, on April 15, 2019, EPIC formally called this note. The outstanding principal, plus accrued and unpaid interest, in the amount of $10.2 million, was paid on May 14, 2019. Interest paid during each of the years ended December 31, 2019 and 2018 was $0.2 million and $0.7 million, respectively.

EPIC had a $10.0 million surplus note to Alesco Preferred Funding V, LTD issued as part of a pooled transaction. On April 12, 2019, the Florida Office of Insurance regulation approved EPIC's request to pay off the Alesco surplus note. Subsequently, on May 6, 2019, EPIC formally called this note. The outstanding principal, plus accrued and unpaid interest, in the amount of $10.2 million, was paid on June 13, 2019. Interest paid during each of the years ended December 31, 2019 and 2018 was $0.2 million and $0.6 million, respectively.
Other financing arrangements are comprised of the following:
EICN, ECIC, EPIC, and EAC are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
During the second quarter of 2020, the FHLB announced its Zero Interest Recovery Advance Program (the FHLB Advance Program). The FHLB Advance Program is a zero percent interest, six-month or one-year credit product that members can use to provide immediate relief to property owners, businesses, and other customers from the COVID-19 pandemic. Each member was allocated up to $10.0 million in advances under the FHLB Advance Program.
On May 11, 2020, the Company's insurance subsidiaries received a total of $35.0 million of advances under the Advance Program. The advances were secured by collateral previously pledged to the FHLB by the Company's insurance subsidiaries in support of their existing collateralized advance facility, which has been reduced by the amount of these outstanding advances. The Company repaid $15.0 million on November 4, 2020. The remaining advances are required to be repaid to the FHLB by May 11, 2021 in the amount of $20.0 million.
FHLB membership also allows the Company's insurance subsidiaries access to standby letters of credit. On March 9, 2018, ECIC, EPIC, and EAC entered into standby Letter of Credit Reimbursement Agreements (Letter of Credit Agreements) with the FHLB. On March 1, 2019, FHLB and ECIC, EPIC and EAC each amended their Letter of Credit Agreement to increase their respective credit amounts. On March 2, 2020, the FHLB and EAC and EPIC each amended their Letter of Credit Agreements to increase their respective credit amounts. On May 5, 2020, the FHLB and ECIC amended its Letter of Credit Agreement to decrease its credit amount. The amended Letter of Credit Agreements are between the FHLB and each of EAC, in the amount of $80.0 million, ECIC, in the amount of $70.0 million, and EPIC, in the amount of $125.0 million. The amended Letter of Credit Agreements will expire March 31, 2021, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of December 31, 2020 and 2019 letters of credit totaling $275.0 million and $260.0 million were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements, respectively.
As of December 31, 2020 and 2019, investment securities having a fair value of $385.6 million and $326.8 million, respectively, were pledged to the FHLB by the Company's insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.
12. Commitments and Contingencies
Leases
At December 31, 2020, the Company's operating leases have remaining terms of 1 year to 7 years, with options to extend up to 10 years with no termination provision. The Company's finance leases have an option to terminate after 1 year.
Due to the evolving nature of the Company's business impacted by the COVID-19 pandemic and the continuation of work-from-home status, the Company made the decision to reduce its real estate footprint in order to achieve operating efficiencies. As a result, during the year ended December 31, 2020, the Company recorded charges of $0.8 million related to the abandonment of certain operating leases, which is recognized in Other expenses in the Company's Consolidated Statements of Comprehensive Income.
Components of lease expense were as follows:

	Years Ended December 31,
	2020	2019
	(in millions)
Operating lease expense	$5.1	$5.1
Finance lease expense	0.2	0.2
Total lease expense	$5.3	$5.3

As of December 31, 2020, the weighted average remaining lease term for operating leases was 6.0 years and for finance leases was 2.8 years. The weighted average discount rate was 2.8% and 3.7% for operating and finance leases, respectively.
Maturities of lease liabilities were as follows:

Year	Operating Leases	Finance Leases
	(in millions)
2021	$4.1	$0.2
2022	3.2	0.1
2023	3.2	0.1
2024	3.2	—
2025	3.0	—
Thereafter	4.6	—
Total lease payments	21.3	0.4
Less: imputed interest	(1.4)	—
Total	$19.9	$0.4
Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2020	2019
	(in millions)
Operating leases:
Operating lease right-of-use asset	$17.4	15.9
Operating lease liability	19.9	17.8
Finance leases:
Property and equipment, gross	0.8	1.1
Accumulated depreciation	(0.4)	(0.5)
Property and equipment, net	0.4	0.6
Other liabilities	$0.4	$0.6
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2020	2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$5.1	5.1
Financing cash flows used for finance leases	0.2	0.2
Contingencies Surrounding Insurance Assessments
All of the states where the Company's insurance subsidiaries are licensed to transact business require property and casualty insurers doing business within the respective state to pay various insurance assessments. The Company accrues a liability for estimated insurance assessments as direct premiums are written, losses are recorded, or as other events occur in accordance with various states' laws and regulations, and defers these costs and recognizes them as an expense as the related premiums are earned. The Company had an accrued liability for guaranty fund assessments, second injury funds assessments, and other insurance assessments totaling $18.4 million and $16.8 million as of December 31, 2020 and 2019, respectively. These liabilities are generally expected to be paid over one to eighty year periods based on individual state's regulations. The Company also recorded an asset of $18.7 million and $17.0 million, as of December 31, 2020 and 2019, respectively, for prepaid policy charges still to be collected in the future from policyholders, or assessments that may be recovered through a reduction in future premium taxes in certain states. These assets are expected to be realized over one to ten year periods in accordance with their type and each individual state's regulations.
Unfunded Investment Commitments
As of December 31, 2020 and 2019, the Company had unfunded commitments to invest $63.8 million and $41.6 million, respectively, into private equity limited partnerships. See Note 4.

13. Stockholders' Equity
Stock Repurchase Programs
On February 21, 2018, the Board of Directors authorized a share repurchase program for up to $50.0 million of the Company's common stock from February 26, 2018 through February 26, 2020 (the 2018 Program). On April 24, 2019, the Board of Directors authorized a $50.0 million expansion of the 2018 Program, to $100.0 million, and extended the repurchase authority pursuant to the 2018 Program through June 30, 2020. On March 11, 2020, the Board of Directors authorized a second $50.0 million expansion of the 2018 Program, to $150.0 million, and extended the repurchase authority pursuant to the 2018 Program through June 30, 2021. On July 22, 2020, the Board of Directors authorized a third $50.0 million expansion of the 2018 Program, to $200.0 million, and extended the repurchase authority pursuant to the 2018 Program through September 30, 2021. The 2018 Program provides that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2018 Program may be commenced, modified, or suspended from time-to-time without prior notice, and the 2018 Program may be suspended or discontinued at any time. Through December 31, 2020, the Company has repurchased a total of 4,751,653 shares of common stock at an average price of $36.09 per share, including commissions, for a total of $171.5 million under the 2018 Program.
Since the Company's initial public offering in January 2007 through December 31, 2020, the Company has repurchased a total of 28,849,008 shares of common stock at an average cost per share of $19.24 through various stock repurchase programs, which is reported as treasury stock, at cost, on its Consolidated Balance Sheets.
14. Stock-Based Compensation
On May 28, 2020, the Company’s stockholders approved the Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan (as amended and restated, the "Plan"). The Plan will expire on the tenth anniversary of April 1, 2020, which is also the effective date of the Plan. The Plan is administered by the Compensation Committee of the Board of Directors, which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants, and independent contractors. The maximum number of common shares reserved for grants of awards under the Plan was 6,555,000 shares, prior to reductions for grants made. The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, shares of restricted stock, restricted stock units (RSUs), performance stock units (PSUs), and other stock-based awards.
Commencing in 2017, employees who were awarded RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when the underlying award vests and becomes payable. If the underlying award does not vest or is forfeited, dividend equivalents with respect to the underlying award will also fail to become payable and will be forfeited.
As of December 31, 2020, the only incentive awards outstanding under the Plan were nonqualified stock options, RSUs, and PSUs.
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

	Years Ended December 31,
	2020	2019	2018
Stock-based compensation expense related to:	(in millions)
Stock options	$—	$0.1	$0.3
RSUs	3.0	2.7	2.5
PSUs	6.4	7.2	6.5
Total	9.4	10.0	9.3
Less: related tax benefit	2.0	2.1	2.0
Net stock-based compensation expense	$7.4	$7.9	$7.3
Stock Options
No stock options were granted in 2020, 2019 or 2018.
The Company anticipates issuing new shares of common stock upon the exercise of its outstanding stock options.

Changes in outstanding stock options for the year ended December 31, 2020 were as follows:

	Number of Stock Options	Weighted-Average Price	Weighted Average Remaining Contractual Life
Stock options outstanding at December 31, 2017	247,347	$22.90	3.4 years
Exercised	(57,091)	20.17
Stock options outstanding at December 31, 2018	190,256	23.71	2.7 years
Exercised	(31,630)	26.98
Forfeited	(4,610)	25.37
Stock options outstanding at December 31, 2019	154,016	23.65	1.7 years
Exercised	(40,800)	22.08
Stock options outstanding at December 31, 2020	113,216	24.21	1.2 years
Exercisable at December 31, 2020	113,216	24.21	1.2 years
The fair value of stock options vested and the intrinsic value of outstanding and exercisable stock options as of December 31, were as follows:

	2020	2019	2018
	(in millions)
Fair value of stock options vested	$0.1	$0.2	$0.4
Intrinsic value of outstanding stock options	0.9	2.8	3.4
Intrinsic value of exercisable stock options	0.9	2.7	2.8
The intrinsic value of stock options exercised was $0.8 million, $0.6 million, and $1.4 million for the years ended December 31, 2020, 2019, and 2018.
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
Changes in outstanding RSUs for the year ended December 31, 2020 were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2017	295,164	$26.67
Granted	87,857	40.26
Forfeited	(3,370)	33.51
Vested	(129,351)	24.53
RSUs outstanding at December 31, 2018	250,300	32.45
Granted	90,576	40.60
Forfeited	(22,232)	36.39
Vested	(76,739)	33.99
RSUs outstanding at December 31, 2019	241,905	34.70
Granted	100,491	36.01
Forfeited	(7,710)	38.94
Vested	(90,342)	34.76
RSUs outstanding at December 31, 2020	244,344	35.08
Vested but unsettled RSUs at December 31, 2020	59,607	26.16

At December 31, 2020, the Company had yet to recognize $5.3 million of expense related to outstanding RSUs and expects to recognize the remaining expense on a straight-line basis over the next 39 months. The grant date fair value of RSUs vested and the intrinsic value of vested RSUs for the years ended December 31, were as follows:

	2020	2019	2018
	(in millions)
Grant date fair value of RSUs vested	$3.1	$2.6	$3.2
Intrinsic value of RSUs vested	3.0	3.2	5.5
The intrinsic value of outstanding RSUs was $7.9 million, $10.1 million, and $10.5 million at December 31, 2020, 2019, and 2018.
PSUs
The Company has awarded PSUs to certain employees of the Company as follows:

Date of Grant	Target Number Awarded	Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2018(1)	96,940	40.30	3.9
March 2019(1)	95,940	40.54	3.9
August 2019(1)	9,587	41.72	0.4
March 2020(1)	105,180	37.81	4.0
(1)The PSUs awarded in March 2018, 2019, and 2020 and August 2019 were awarded to certain employees of the Company and have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The values shown in the table represent the aggregate number of PSUs awarded at the target level.
At December 31, 2020, the Company had yet to recognize $6.4 million of expense related to PSU grants and expects to recognize the remaining expense on a straight-line basis over the next 24 months. This is based on the expectation of the Company achieving a 200% of target rate for the 2018 PSUs, a 200% of target rate for the 2019 PSUs, and a 130% of target rate for the 2020 PSUs.
15. Statutory Matters
Statutory Financial Data
The combined capital stock, surplus, and net income of the Company's insurance subsidiaries (EICN, ECIC, EPIC, EAC, and CIC), prepared in accordance with the statutory accounting practices (SAP) of the National Association of Insurance Commissioners (NAIC) as well as SAP permitted by the states of California, Florida, Nevada, and New York were as follows:

	December 31,
	2020	2019
	(in millions)
Capital stock and unassigned surplus	$683.1	$658.2
Paid in capital	363.2	362.8
Total statutory surplus	$1,046.3	$1,021.0
Net income provided from the Company's insurance subsidiaries prepared in accordance with SAP was $140.4 million, $129.3 million, and $159.3 million, for the years ended December 31, 2020, 2019 and 2018, respectively.
Treatment of the LPT Agreement, deferred policy acquisition costs, fair value of financial instruments, and the surplus notes (see Notes 4, 10, and 11) are the primary differences in the SAP-basis capital stock and total surplus of the insurance subsidiaries of $1,046.3 million and $1,021.0 million, and the GAAP-basis equity of the Company of $1,212.8 million and $1,165.8 million as of December 31, 2020 and 2019, respectively. Under SAP accounting, the retroactive reinsurance gain resulting from the LPT Agreement is recorded as a special component of surplus (special surplus funds) in the initial year of the contract, and not reported as unassigned surplus until the Company has recovered amounts in excess of the original consideration paid. The special surplus funds are also reduced by the amount of extraordinary dividends as approved by the Nevada Division of Insurance. Under SAP, the surplus notes are recorded as a separate component of surplus. Under SAP, changes to the estimated contingent profit commission under the LPT Agreement are reflected in commission expense in the period that the estimate is revised.

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
Nevada law limits the payment of cash dividends by EICN to its parent by providing that payments cannot be made except from available and accumulated surplus, otherwise unrestricted (unassigned), and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend prohibited by these restrictions may only be declared and distributed as an extraordinary dividend upon the prior approval of the Nevada Commissioner of Insurance (Nevada Commissioner). EICN may not pay such an extraordinary dividend or make an extraordinary distribution until the Nevada Commissioner either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the lesser of: (a) 10% of EICN's statutory surplus as regards to policyholders at the next preceding December 31; or (b) EICN's statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31. As of December 31, 2020, EICN had positive unassigned surplus of $229.3 million. During 2020, EICN paid an ordinary dividend in the amount of $20.0 million to its parent company, EGI. As a result of that payment, EICN cannot pay any dividends through March 20, 2021, and can pay $12.5 million of dividends thereafter, without regulatory approval.
Under Florida law, without regulatory approval, EPIC and EAC may pay dividends if they do not exceed the greater of: the lesser of 10% of surplus or net income, not including realized capital gains, plus a 2-year carry forward; 10% of surplus, with dividends payable limited to unassigned funds minus 25% of unrealized capital gains; or, the lesser of 10% of surplus or net investment income plus a 3-year carry forward with dividends payable limited to unassigned funds minus 25% of unrealized capital gains. During 2020, EAC paid an ordinary dividend in the amount of $20.8 million to its parent company, EGI. As a result of that payment, EAC can pay $0.3 million of dividends through June 30, 2021 and $21.1 million thereafter without regulatory approval from the Florida Office of Insurance Regulation (FOIR), provided that no dividends are paid prior to June 30, 2021. During 2020, EPIC paid an ordinary dividend in the amount of $21.7 million to its parent company, EGI. As a result of that payment, EPIC can pay $1.3 million of dividends through May 11, 2021 and can pay $23.0 million of dividends thereafter, without regulatory approval from the FOIR.
EPIC and EAC are subject to regulation by the Florida Department of Financial Services (FDFS). Florida statute Section 624.408 requires EPIC and EAC to maintain minimum capital and surplus of the greater of $4.0 million or 10% of total liabilities. Florida statutes require EPIC and EAC to maintain a ratio of written premiums, defined as 1.25 times written premiums, to surplus of no greater than 10-to-1 for gross written premiums and 4-to-1 for net written premiums. During the years ended December 31, 2020, 2019, and 2018, EPIC and EAC were in compliance with these statutes.
ECIC is subject to regulation by the California Department of Insurance (California DOI). Additionally, the California Insurance Holding Company System Regulatory Act limits the ability of ECIC to pay dividends to its parent. California law provides that, absent prior approval of the California Insurance Commissioner, dividends may only be declared from earned surplus. For purpose of this statute, earned surplus excludes amounts derived from net appreciation in the value of assets not yet realized, or derived from an exchange of assets, unless the assets received are currently realizable in cash. In addition, California law provides that the appropriate insurance regulatory authorities in the state of California must approve (or, within a 30-day notice period, not disapprove) any dividend that, together with all other such dividends paid during the preceding 12 months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards to policyholders at the preceding December 31; or (b) 100% of net income for the preceding year. During the years ended December 31, 2020, 2019, and 2018, ECIC was in compliance with these requirements.
During 2020, ECIC paid an ordinary dividend in the amount of $32.1 million to its parent company, EGI. As a result of that payment, ECIC cannot pay any dividends through September 24, 2021 and can pay $32.1 million of dividends thereafter, without prior regulatory approval.
Under New York law, without regulatory approval, CIC may pay dividends if they do not exceed the lesser of 10% of surplus or 100% of net investment income for the previous year increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing 36 months prior to the declaration or distribution of the current dividend and ending 12 months prior thereto. The New York state law also provides that any distribution may only be paid out of earned surplus. Additionally, New York has prohibited CIC from paying any dividends for two years from the date of Acquisition without prior regulatory approval. CIC can pay $3.0 million of dividends after July 31, 2021.
Additionally, EICN, ECIC, EPIC, EAC, and CIC are required to comply with RBC requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. As of December 31, 2020, 2019, and 2018, EICN, ECIC, EPIC, EAC, and CIC each had total adjusted capital above all regulatory action levels.
16. Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of Accumulated other comprehensive income:

	Years Ended December 31,
	2020	2019
	(in millions)
Net unrealized gains on investments, before taxes	$145.7	$82.6
Deferred tax expense on net unrealized gains	(30.6)	(17.3)
Total accumulated other comprehensive income	$115.1	$65.3
17. Employee Benefit and Retirement Plans
The Company maintains a 401(k) defined contribution plan covering all eligible Company employees (the Employers 401(k) Plan). Under the Employers 401(k) Plan, the Company's safe harbor matching consists of a 100% matching contribution on salary deferrals up to 3% of compensation and then a 50% matching contribution on salary deferrals from 3% to 5% of compensation. The Company's matching contribution to the Employers 401(k) Plan was $2.3 million, $2.2 million, and $2.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.
18. Earnings Per Common Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilutive impact of all common stock equivalents on earnings per share. Diluted earnings per share includes common shares assumed issued under the "treasury stock method," which reflects the potential dilution that would occur if outstanding RSUs and PSUs vested, and stock options were to be exercised.
RSUs and PSUs are entitled to receive dividend equivalents on awards that fully vest or become payable. The dividend equivalents are reflected in the Company’s net income; therefore, these awards are not considered participating securities for the purposes of determining earnings per share.
The following table presents the net income and the weighted average shares outstanding used in the earnings per share common share calculations.

	Years Ended December 31,
	2020	2019	2018
	(in millions, except share data)
Net income	$119.8	$157.1	$141.3
Weighted average number of shares outstanding–basic	29,912,063	32,120,578	32,884,828
Effect of dilutive securities:
Stock options	36,568	77,482	97,810
PSUs	230,831	285,550	268,030
RSUs	25,402	56,108	60,669
Dilutive potential shares	292,801	419,140	426,509
Weighted average number of shares outstanding–diluted	30,204,864	32,539,718	33,311,337
Diluted earnings per share excludes outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options, PSUs, and RSUs that were excluded from diluted earnings per share.

	Years Ended December 31,
	2020	2019	2018
Options, PSUs, and RSUs excluded under the treasury method, as the potential proceeds on settlement or exercise was greater than the value of shares acquired	111,386	—	—
19. Segment Reporting
In 2019 the Company made changes to its corporate structure, mainly involving the launch and further development of a new digital insurance platform offered under the Cerity brand name (Cerity), resulting in changes to its reportable segments. The Company has determined that it has two reportable segments: Employers and Cerity. Each of these segments represents a separate and distinct underwriting platform through which the Company conducts insurance business. The nature and composition of each reportable segment and its Corporate and Other activities are as follows:
The Employers segment represents the traditional business offered through the EMPLOYERS brand name (Employers) through its agents, including business originated from the Company's strategic partnerships and alliances.
The Cerity segment represents the business offered under the Cerity brand name, which includes the Company's direct-to-customer business.
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
The following table summarizes the Company's written premiums and components of net income before income taxes by reportable segment.

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Year Ended December 31, 2020
Gross premiums written	$579.8	$0.3	$—	$580.1
Net premiums written	574.6	0.3	—	574.9

Net premiums earned	615.1	0.2	—	615.3
Net investment income	72.1	3.1	1.1	76.3
Net realized and unrealized gains (losses) on investments	20.9	—	(1.9)	19.0
Other income	0.8	—	—	0.8
Total revenues	708.9	3.3	(0.8)	711.4

Losses and loss adjustment expenses	314.2	0.1	(11.9)	302.4
Commission expense	78.8	—	—	78.8
Underwriting and general and administrative expenses	151.1	16.6	13.6	181.3
Interest and financing expenses	0.1	—	0.3	0.4
Other expenses	0.7	0.1	—	0.8
Total expenses	544.9	16.8	2.0	563.7

Net income (loss) before income taxes	$164.0	$(13.5)	$(2.8)	$147.7

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Year Ended December 31, 2019
Gross premiums written	$696.8	$0.1	$—	$696.9
Net premiums written	691.4	0.1	—	691.5

Net premiums earned	695.8	—	—	695.8
Net investment income	84.1	0.3	3.7	88.1
Net realized and unrealized gains on investments	47.7	0.1	3.3	51.1
Other income	0.9	—	—	0.9
Total revenues	828.5	0.4	7.0	835.9

Losses and loss adjustment expenses	378.6	—	(12.7)	365.9
Commission expense	88.1	—	—	88.1
Underwriting and general and administrative expenses	153.2	16.0	18.3	187.5
Interest and financing expenses	0.6	—	—	0.6
Total expenses	620.5	16.0	5.6	642.1

Net income (loss) before income taxes	$208.0	$(15.6)	$1.4	$193.8

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Year Ended December 31, 2018
Gross premiums written	$748.9	$—	$—	$748.9
Net premiums written	742.8	—	—	742.8

Net premiums earned	731.1	—	—	731.1
Net investment income	78.6	—	2.6	81.2
Net realized and unrealized (losses) gains on investments	(13.9)	—	0.8	(13.1)
Other income	1.0	0.2	—	1.2
Total revenues	796.8	0.2	3.4	800.4

Losses and loss adjustment expenses	391.3	—	(14.6)	376.7
Commission expense	94.2	—	—	94.2
Underwriting and general and administrative expenses	135.0	5.9	17.6	158.5
Interest and financing expenses	1.5	—	—	1.5
Total expenses	622.0	5.9	3.0	630.9

Net income (loss) before income taxes	$174.8	$(5.7)	$0.4	$169.5
Entity-Wide Disclosures
The Company operates solely within the United States and does not have revenue from transactions with a single policyholder accounting for 10% or more of its revenues. The following table shows the Company's in-force premiums and number of policies in-force for each state with approximately five percent or more of our in-force premiums and all other states combined as of December 31:

	2020		2019		2018
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$262.0	39,610	$329.8	43,079	$357.1	41,988
Florida	37.9	6,898	36.3	5,822	41.0	5,833
New York	26.7	6,657	31.7	5,679	23.9	3,663
Other (43 states and D.C.)	251.3	50,341	266.8	44,104	244.2	40,014
Total	$577.9	103,506	$664.6	98,684	$666.2	91,498
20. Selected Quarterly Financial Data (Unaudited)
Quarterly results for the years ended December 31, 2020 and 2019 were as follows:

	2020 Quarters Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
Net premiums earned	$167.9	$151.5	$144.4	$151.5
Net realized and unrealized gains (losses) on investments	(61.1)	39.7	19.1	21.3
Losses and loss adjustment expenses	104.3	73.1	77.1	47.9
Commission expense	21.3	19.2	19.4	18.9
Underwriting and general and administrative expenses	46.7	44.8	46.4	43.4
Income tax expense (benefit)	(10.4)	14.7	7.2	16.4
Net income (loss)	(34.9)	59.6	31.1	64.0
Earnings (loss) per common share:
Basic	(1.14)	1.98	1.06	2.21
Diluted	(1.14)	1.97	1.05	2.19

	2019 Quarters Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
Net premiums earned	$174.8	$175.5	$175.8	$169.7
Net realized and unrealized gains on investments	23.3	7.4	2.6	17.8
Losses and loss adjustment expenses	88.6	86.8	92.9	97.6
Commission expense	22.0	23.8	21.9	20.4
Underwriting and general and administrative expenses	47.5	43.8	45.3	50.9
Income tax expense	10.0	9.0	8.1	9.6
Net income	51.8	40.7	32.8	31.8
Earnings per common share:
Basic	1.60	1.27	1.03	1.00
Diluted	1.57	1.25	1.01	0.99
Significant Quarterly Adjustments
The first quarter of 2020 was impacted by: (1) favorable prior accident year loss development of $3.5 million, which decreased losses and LAE by the same amount; (2) the inclusion of $69.2 million in net unrealized losses on equity securities; and (3) unfavorable change in CECL allowance on investments of $10.7 million.
The second quarter of 2020 was impacted by: (1) favorable prior accident year loss development of $23.6 million, which decreased losses and LAE by the same amount; (2) the inclusion of $42.3 million in net unrealized gains on equity securities; and (3) favorable change in CECL allowance on investments of $9.5 million.
The third quarter of 2020 was impacted by: (1) favorable prior accident year loss development of $14.8 million, which decreased losses and LAE by the same amount; and (2) the inclusion of $3.7 million in net unrealized gains on equity securities.
The fourth quarter of 2020 was impacted by: (1) favorable prior accident year loss development of $39.7 million, which decreased losses and LAE by the same amount; and (2) the inclusion of $18.2 million in net unrealized gains on equity securities.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2020.
Management's Annual Report on Internal Control Over Financial Reporting
Management's annual report regarding internal control over financial reporting is set forth in Item 8 of this report under the caption "Management's Annual Report on Internal Control over Financial Reporting" and incorporated herein by reference.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Executive Officers of the Registrant
The following provides information regarding our executive officers as of February 22, 2021. No family relationships exist among our directors or executive officers.

Name	Age	Position
Douglas D. Dirks	62	President and Chief Executive Officer of EHI
Katherine H. Antonello	56	Executive Vice President, Chief Actuary of EHI
Michael S. Paquette	57	Executive Vice President, Chief Financial Officer of EHI
Stephen V. Festa	61	Executive Vice President, Chief Operating Officer of EHI
Tracey L. Berg	51	Executive Vice President, Chief Innovation Officer of EHI
Lori A. Brown	55	Executive Vice President, Chief Legal Officer and General Counsel of EHI
Douglas D. Dirks. Mr. Dirks has served as a Director, President and Chief Executive Officer of EHI, EGI and their predecessors since their creation in April 2005. He also serves as a Director and Chief Executive Officer of EICN since December 1999, ECIC since May 2002, EPIC since November 2008, and EAC since November 2008, EIG Services, Inc. since November 2008, Elite Insurance Services, Inc. since August 1999, CGI since May 2018, CSI since May 2018, and CIC since August 2019. Mr. Dirks is a licensed Certified Public Accountant in the state of Texas. He presently serves on the Board of Governors of the American Property Casualty Insurance Association and on the Advisory Board of Kids Chance of America. Mr. Dirks holds B.A. and M.B.A. degrees from the University of Texas and a J.D. degree from the University of South Dakota. On June 7, 2020, Mr. Dirks informed the Board of Directors of EHI of his intention to retire as the Company’s president and chief executive officer on April 1, 2021. Mr. Dirks will also conclude his service as a director on that date.
Katherine H. Antonello. Ms. Antonello has served as Executive Vice President, Chief Actuary of EHI since August 2019. She also serves as Executive Vice President, Chief Actuary of EICN, ECIC, EPIC, EAC, and CIC. Prior to that, she previously served as the Chief Actuary of NCCI from June 2013 to June 2019. Prior to that position, from July 2001 to June 2013, Ms. Antonello held various positions at Lumbermen's Underwriting Alliance and served as Vice President and Chief Actuary. Earlier in her career, she worked at Milliman & Robertson and Liberty National Life Insurance Company. She also worked at NCCI previously as an Associate Actuary. Ms. Antonello earned her BS in mathematics from Birmingham-Southern College. She is a Fellow of the Casualty Actuarial Society, a Fellow of the Society of Actuaries, and a Member of the American Academy of Actuaries. In addition, she currently serves on the Board of Directors of the Casualty Actuarial Society. On November 19, 2020, Employers Holdings announced the appointment of Ms. Antonello as the President and Chief Executive Officer of Employers Holdings, effective April 1, 2021, to succeed Mr. Dirks, who is retiring as of that date. Ms. Antonello will also become a member of the Board of Directors of Employers Holdings as of that date.
Michael S. Paquette. Mr. Paquette has served as Executive Vice President, Chief Financial Officer and Treasurer of EHI since January 2017. He also serves as Treasurer of EGI, EICN, ECIC, EPIC, EAC, EIG Services, and Elite Insurance Services, Inc. all since January 2017, of CGI and CSI since May 2018, and of CIC since August 2019. He also serves as a Director of EICN, ECIC, EPIC, EAC, and EIG Services all since January 2017, EGI since May 2018, CGI since May 2018, CSI since May 2018, and CIC since August 2019. He also serves on the Board of Directors of the Illinois Insurance Guaranty Fund since June 2019. Mr. Paquette previously served as Executive Vice President, Chief Financial Officer of Montpelier Re Holdings Ltd. from 2008 to 2015 and Chief Financial Officer of Blue Capital Reinsurance Holdings Ltd. from its inception in 2012 to 2015. Mr. Paquette also spent 18 years with White Mountains Insurance Group, Ltd. in various capacities, including Senior Vice President, Controller, and 4 years with KPMG LLP as an auditor. Mr. Paquette holds a B.S. degree in Business Administration from the University of Vermont and is a Certified Public Accountant, Certified Management Accountant, Certified Financial Manager, and Chartered Global Management Accountant.
Stephen V. Festa. Mr. Festa has served as Executive Vice President, Chief Operating Officer of EHI since August 2013, EIG Services, Inc. since April 2014 and Elite Insurance Services, Inc. since March 2017. He has served as President, Chief Operating Officer of EICN, ECIC, EPIC, and EAC since July 2018. Prior to that, he had served as Executive Vice President, Chief Operating Officer of EICN, ECIC, EPIC, and EAC from April 2014 to July 2018 and as Senior Vice President, Chief Claims Officer of EICN and ECIC from August 2004 to April 2014, EPIC, EAC, and EIG Services, Inc. from November 2008 to April 2014. Mr. Festa also serves as a Director of EICN, ECIC, EPIC, and EAC all since February 2011, EIG Services, Inc. since April 2011, and EGI since May 2018. Mr. Festa also serves as a member on the Board of Governors of the California Insurance Guarantee Association. He attended the University of Southern California and has completed the Advanced Executive Education Program sponsored by the American Institute for Chartered Property Casualty Underwriters and the

Wharton School of the University of Pennsylvania. On January 25, 2021, Mr. Festa informed EHI of his intention to retire as the Company’s executive vice president and chief operating officer on March 17, 2021.
Tracey L. Berg. Ms. Berg has been Executive Vice President and Chief Innovation Officer of EHI since November 2017 and President and Chief Innovation Officer of CGI and CSI since July 2018 and President of CIC since August 2019. She originally joined the Company in January 2017 as Executive Vice President and Chief Information Officer. She has also been a Director of CGI and CSI since May 2018 and of CIC since August 2019. Prior to joining the Company, she was Senior Vice President, Chief Information Officer at West Bend Mutual Insurance Co., since 2012 and Chief Information Officer since 2009. Before joining West Bend Mutual Insurance Co., she held various positions at Assurant Employee Benefits and Assurant Shared Business Services holding several leadership and technical positions. Ms. Berg has over 25 years of information technology experience. Ms. Berg holds a B.S. degree in Computer Science from the University of Minnesota and an MBA from Northwestern University's Kellogg School of Management. On January 25, 2021, Ms. Berg informed EHI of her intention to resign as the Company’s executive vice president and chief innovation officer on April 1, 2021.
Lori A. Brown. Ms. Brown has served as Executive Vice President, Chief Legal Officer, General Counsel, and Secretary of EHI since January 2019. She had served as Senior Vice President, Deputy General Counsel from March 2015 to December 2018 to EIG Services, Inc., EICN, ECIC, EPIC, and EAC and Vice President, Deputy General Counsel of ECIC and EICN since January 2006, EPIC and EAC since November 2008, and EIG Services, Inc. and its predecessor since May 2014. Ms. Brown has served as a director of EGI, CGI and CSI since May 2018, of EICN, ECIC, EPIC, EAC, and EIG Services, Inc. since January 2019, and of CIC since August 2019. She is assistant secretary to all of the Company's subsidiaries. Ms. Brown works extensively with the Company's statutory, regulatory and public company filings. Prior to joining the Company, she was Senior Legal Counsel of DHL Worldwide from May 1994 to April 2005. Ms. Brown brings more than 25 years of experience as an attorney primarily in the areas of labor and employment, corporate governance, and SEC compliance. Ms. Brown holds a B.A. degree from UC Riverside and a J.D. degree from the University of San Francisco.
The information required by Item 10 with respect to our Directors is included under the caption "Election of Directors" in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act, if applicable, is included under the caption "Delinquent Section 16(a) Reports" in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to our audit committee and our audit committee financial expert is included under the caption "Board Committees" in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by Item 11 is included under the captions "Compensation Discussion and Analysis," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by Item 12 is included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Discussion and Analysis" in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Equity and Incentive Plan
The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2020. We do not have any plans not approved by our stockholders. Our equity compensation plans are discussed further in Note 14 in the Notes to our Consolidated Financial Statements, which are included herein.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercised price of outstanding options, warrants, and rights(4)	(c) Number of securities remaining available for further issuance under compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1):
Stock options	113,216	$24.21	2,187,140
RSUs(2)	244,344		1,942,796
PSUs(3)	599,814		1,342,982
Equity compensation plans not approved by stockholders	—	—	—
Total	957,374	$24.21	1,342,982
(1)On May 28, 2020, our stockholders approved the Amended and Restated Equity and Incentive Plan (as amended and restated, "the Plan"). The Plan will expire on the tenth anniversary of April 1, 2020, which is also the effective date of the Plan. The Plan is administered by the Compensation Committee of the Board of Directors, which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants, and independent contractors. The maximum number of common shares currently reserved for grants of awards under the Plan was 6,555,000 shares, prior to reductions for grants made.
The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, shares of restricted stock, RSUs, PSUs, and other stock-based awards. As of December 31, 2020, the only incentive awards outstanding under the Plan were nonqualified stock options, RSUs, and PSUs.
(2)RSUs are phantom (as opposed to actual) shares of common stock which, depending on the individual award, vest in equal tranches over one- to four-year periods, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date.
(3)PSUs are phantom (as opposed to actual) shares of common stock, which are subject to a performance period of two years followed by an additional one-year vesting period, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date. PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The values shown in the table above represent the aggregate number of PSUs based on the expectation of the Company achieving a 200% of target rate for the 2018 PSUs, a 200% of target rate for the 2019 PSUs, and a 130% of target rate for the 2020 PSUs.
(4)Holders of RSUs and PSUs are not entitled to voting rights. Commencing in 2017, employees who were awarded RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when the underlying award vests and becomes payable. RSUs and PSUs do not require the payment of an exercise price; accordingly, there is no weighted average exercise price for these awards.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is included under the captions "Certain Relationships and Related Transactions" and "Director Independence" in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is included under the caption "Audit Matters" in our Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following consolidated financial statements are filed in Item 8 of Part II of this report:

Page
Report of Independent Registered Public Accounting Firm	55
Consolidated Balance Sheets as of December 31, 2020 and 2019	57
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2020, 2019 and 2018	59
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2020, 2019 and 2018	60
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2020, 2019 and 2018	61
Notes to Consolidated Financial Statements	63

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	98
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	101

Pursuant to Rule 7-05 of Regulation S-X, Financial Statement Schedules I, III, IV, and V have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

Schedule II. Condensed Financial Information of Registrant

Employers Holdings, Inc.

Condensed Balance Sheets

	December 31,
	2020	2019
Assets	(in millions, except share data)
Investments:
Investment in subsidiaries	$1,186.1	$1,096.1
Fixed maturity securities at fair value (amortized cost $9.6 at December 31, 2020 and $25.3 at December 31, 2019)	11.0	26.6
Equity securities at fair value (cost $0.4 at December 31, 2020 and $27.8 at December 31, 2019)	0.4	28.1
Total investments	1,197.5	1,150.8

Cash and cash equivalents	11.0	9.9
Accrued investment income	0.2	0.2
Intercompany receivable	—	3.5
Federal income taxes receivable	—	3.5
Deferred income taxes, net	1.7	2.2
Other assets	7.2	1.6
Total assets	$1,217.6	$1,171.7

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$4.7	$5.0
Other liabilities	0.1	0.9
Total liabilities	4.8	5.9

Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 57,413,806 and 57,184,370 shares issued and 28,564,798 and 31,355,378 shares outstanding at December 31, 2020 and 2019, respectively	0.6	0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	404.3	396.4
Retained earnings	1,247.9	1,158.8
Accumulated other comprehensive income, net of tax	115.1	65.3
Treasury stock, at cost (28,849,008 shares at December 31, 2020 and 25,828,992 shares at December 31, 2019)	(555.1)	(455.3)
Total stockholders' equity	1,212.8	1,165.8
Total liabilities and stockholders' equity	$1,217.6	$1,171.7

Employers Holdings, Inc.

Condensed Statements of Income

	Years Ended December 31,
	2020	2019	2018
	(in millions, except per share data)
Revenues
Net investment income	$1.1	$3.7	$2.5
Net realized and unrealized gains (losses) on investments	(1.9)	3.3	0.8
Total revenues	(0.8)	7.0	3.3

Expenses
Underwriting and general and administrative expenses	16.8	19.0	17.5
Interest and financing expenses	0.3	—	—
Total expenses	17.1	19.0	17.5

Loss before income taxes and equity in earnings of subsidiaries	(17.9)	(12.0)	(14.2)
Income tax benefit	(3.2)	(2.5)	(4.3)
Net loss before equity in earnings of subsidiaries	(14.7)	(9.5)	(9.9)
Equity in earnings of subsidiaries	134.5	166.6	151.2
Net income	$119.8	$157.1	$141.3

Earnings per common share:
Basic	$4.01	$4.89	$4.30
Diluted	$3.97	$4.83	$4.24

Cash dividends declared per common share and eligible RSUs and PSUs	$1.00	$0.88	$0.80

Employers Holdings, Inc.

Condensed Statement of Cash Flows

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Operating activities
Net income	$119.8	$157.1	$141.3
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(39.9)	(70.4)	(66.7)
Net realized and unrealized losses (gains) on investments	1.9	(3.3)	(0.8)
Stock-based compensation	9.7	10.1	9.4
Amortization of premium on investments, net	0.1	—	0.2
Deferred income tax expense	0.8	(2.8)	14.7
Change in operating assets and liabilities:
Accounts payable, accrued expenses, and other liabilities	(2.2)	2.3	0.2
Federal income taxes	3.5	19.2	(18.5)
Other assets	(0.5)	(0.7)	(0.1)
Intercompany payables and receivables	3.5	(3.2)	(2.2)
Other	(0.3)	—	—
Net cash provided by operating activities	96.4	108.3	77.5

Investing activities
Purchases of fixed maturity securities	(3.2)	(9.3)	(14.4)
Purchases of equity securities	(3.0)	(42.0)	(40.0)
Purchases of short-term securities	—	—	(59.6)
Proceeds from sale of fixed maturity securities	14.9	4.3	12.0
Proceeds from sale of equity securities	29.0	56.0	—
Proceeds from maturities and redemptions of fixed maturity securities	3.8	3.8	59.2
Proceeds from maturities of short-term investments	—	25.0	—
Net change in unsettled investment purchases and sales	(4.4)	(5.0)	3.9
Capital contributions to subsidiaries	(0.4)	(73.6)	(4.2)
Net cash provided by (used in) investing activities	36.7	(40.8)	(43.1)

Financing activities
Acquisition of common stock	(99.4)	(67.5)	(4.2)
Cash transactions related to stock-based compensation	(1.8)	(2.5)	(1.8)
Dividends paid to stockholders	(30.8)	(28.9)	(26.7)
Net cash used in financing activities	(132.0)	(98.9)	(32.7)

Net increase (decrease) in cash and cash equivalents	1.1	(31.4)	1.7
Cash and cash equivalents at the beginning of the period	9.9	41.3	39.6
Cash and cash equivalents at the end of the period	$11.0	$9.9	$41.3

Schedule VI. Supplemental Information Concerning Property - Casualty Insurance Operations

Employers Holdings, Inc. and Subsidiaries
Consolidated Supplemental Information Concerning Property and Casualty Insurance Operations

Year Ended	Deferred Policy Acquisition Costs	Reserves For Unpaid Losses And LAE	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Related to Current Years	Losses and LAE Related to Prior Years (including LPT Amortization and Adj)	Amortization of Deferred Policy Acquisition Costs	Paid Losses And LAE (including LPT Amortization and Adj)	Net Premiums Written
(in millions)
Employers Segment
2020	$43.2	$2,024.5	$298.9	$615.1	$72.1	$395.8	$(81.6)	$97.5	$402.2	$574.6
2019	47.9	2,145.2	337.0	695.8	84.1	456.1	(77.5)	107.7	421.8	691.4
2018	48.2	2,207.9	336.3	731.1	78.6	457.5	(66.2)	112.0	416.9	742.8

Cerity Segment
2020	$—	$0.1	$0.2	$0.2	$3.1	$0.1	$—	$—	$—	$0.3
2019	—	—	0.1	—	0.3	—	—	—	—	0.1
2018	—	—	—	—	—	—	—	—	—	—

Corporate & Other
2020	$—	$44.8	$—	$—	$1.1	$—	$(11.9)	$—	$(11.9)	$—
2019	—	47.6	—	—	3.7	—	(12.7)	—	(12.7)	—
2018	—	—	—	—	2.6	—	(14.6)	—	(14.6)	—

Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Employers Holdings, Inc.		10-K	001-33245	3.1	February 28, 2019
3.2	Amended and Restated Bylaws of Employers Holdings, Inc.		8-K	001-33245	3.1	June 13, 2018
4.1	Form of Common Stock Certificate		S-1/A	333-139092	4.1	January 18, 2007
4.2	Description of Capital Stock		10-K	001-33245	4.2	February 20, 2020
10.1	Quota Share Reinsurance Agreement, dated as of June 30, 1999, between State Industrial Insurance System of Nevada, D.B.A.: Employers Insurance Company of Nevada and the various Reinsurers as identified by the Interests and Liabilities Agreements attached thereto(1)		S-1/A	333-139092	10.1	January 18, 2007
10.2	Producer Agreement, dated as of May 1, 2005, between Employers Compensation Insurance Company and Automatic Data Processing Insurance Agency, Inc.(1)		S-1/A	333-139092	10.2	January 18, 2007
10.3	Amended and Restated Stock Purchase Agreement among Partner Reinsurance Company of the U.S., Cerity Group, Inc. and Employers Holdings, Inc. (solely in its capacity as Guarantor) dated as of May 23, 2018		8-K/A	001-33245	10.1	May 24, 2018
10.4	Amendment No. 1 to the Amended and Restated Stock Purchase Agreement among Partner Reinsurance Company of the U.S., Cerity Group, Inc. and Employers Holdings, Inc.		10-Q	001-33245	10.11	October 25, 2018
10.5	Credit Agreement dated December 15, 2020 among Employers Holdings, Inc., as Borrower, certain subsidiaries of Borrower as guarantors, the lenders from time to time party thereto, Bank of Montreal, as Administrative Agent, and the other agents and arrangers party thereto		8-K	001-33245	10.1	December 15, 2020
10.6	Form of Letter of Credit and Reimbursement Agreement		8-K	001-33245	10.4	March 15, 2018
10.7	FHLB Form of Advances and Security Agreement		10-Q	001-33245	10.7	July 28, 2020
10.8	Confirmation of Amendment No. 1 To Irrevocable Letter of Credit No. 2018-08 between EAC and FHLB SF, dated March 1, 2019		10-Q	001-33245	10.1	April 25, 2019
10.9	Confirmation of Amendment No. 2 to Irrevocable Standby Letter of Credit No. 2018-08 between EAC and FHLB, dated February 20, 2020		10-Q	001-33245	10.5	July 28, 2020
10.10	Confirmation of Amendment No. 1 To Irrevocable Letter of Credit No. 2018-09 between ECIC and FHLB SF, dated March 1, 2019		10-Q	001-33245	10.2	April 25, 2019
10.11	Amendment No. 2 to Irrevocable Standby Letter of Credit No. 2018-09 between ECIC and FHLB, dated May 5, 2020		10-Q	001-33245	10.4	July 28, 2020
10.12	Confirmation of Amendment No. 1 To Irrevocable Letter of Credit No. 2018-10 between EPIC and FHLB SF, dated March 1, 2019		10-Q	001-33245	10.3	April 25, 2019

10.13	Confirmation of Amendment No. 2 to Irrevocable Standby Letter of Credit No. 2018-10 between EPIC and FHLB, dated February 20, 2020	10-Q	001-33245	10.6	July 28, 2020
*10.14	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Douglas D. Dirks, dated November 7, 2018 and effective January 1, 2019	8-K	001-33245	10.1	November 8, 2018
*10.15	Employment Agreement by and between Employers Holdings, Inc. and Katherine H. Antonello, dated June 27, 2019 and effective August 5, 2019	10-Q	001-33245	10.1	October 25, 2019
*10.16	Amendment No. 1, dated November 17, 2020, to the Employment Agreement by and between Employers Holdings, Inc. and Katherine H. Antonello dated June 27, 2019	8-K	001-33245	10.1	November 19, 2020
*10.17	Amended and Restated Employment Agreement by and between Employers Holdings, Inc, and Katherine H. Antonello dated November 17, 2020, and effective as of April 1, 2021	8-K	001-33245	10.2	November 19, 2020
*10.18	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Michael S. Paquette, dated November 7, 2018 and effective January 1, 2019	8-K	001-33245	10.1	November 8, 2018
*10.19	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Michael S. Paquette dated June 11, 2020, and effective as of January 1, 2021	8-K	001-33245	10.1	June 12, 2020
*10.20	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Stephen V. Festa, dated June 26, 2017, and effective as of January 1, 2018	8-K	001-33245	10.2	June 30, 2017
*10.21	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Tracey L. Berg, dated April 24, 2019, and effective as of May 1, 2019	8-K	001-33245	10.1	April 26, 2019
*10.22	Employment Agreement by and between Employers Holdings, Inc. and Lori A. Brown, dated November 8, 2018 and effective January 1, 2019	10-K	001-33245	10.20	February 28, 2019
*10.23	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Lori A. Brown dated June 11, 2020, and effective as of January 1, 2021	8-K	001-33245	10.2	June 12, 2020
*10.24	Employment Agreement by and between Employers Holdings, Inc. and Jeffrey C. Shaw, dated April 29, 2019 and effective May 1, 2019	10-Q	001-33245	10.1	July 29, 2019
*10.25	Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan effective April 1, 2010	8-K	001-3324	10.1	May 22, 2015
*10.26	Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan effective as of April 1, 2020	S-8 POS	333-168563	10.2	May 28, 2020
*10.27	Employers Holdings, Inc. Equity and Incentive Plan Form of Stock Option Agreement	10-Q	001-33245	10.3	April 30, 2015
*10.28	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors	10-Q	001-33245	10.1	August 7, 2009
*10.29	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement	10-Q	001-33245	10.3	April 27, 2017
*10.30	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement	10-Q	001-33245	10.2	April 27, 2017

21.1	Subsidiaries of Employers Holdings, Inc.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Douglas D. Dirks Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Douglas D. Dirks Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Date:	February 22, 2021	EMPLOYERS HOLDINGS, INC.

		By:	/s/ Michael S. Paquette
Name: Michael S. Paquette
Title: Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. McSally	Chairman of the Board	February 22, 2021
Michael J. McSally

/s/ Douglas D. Dirks	President and Chief Executive Officer, Director (Principal Executive Officer)	February 22, 2021
Douglas D. Dirks

/s/ Michael S. Paquette	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2021
Michael S. Paquette

/s/ Richard W. Blakey	Director	February 22, 2021
Richard W. Blakey

/s/ Prasanna G. Dhoré	Director	February 22, 2021
Prasanna G. Dhoré

/s/ João (John) M. de Figueiredo	Director	February 22, 2021
João (John) M. de Figueiredo

/s/ Valerie R. Glenn	Director	February 22, 2021
Valerie R. Glenn

/s/ Barbara A. Higgins	Director	February 22, 2021
Barbara A. Higgins

/s/ James R. Kroner	Director	February 22, 2021
James R. Kroner

/s/ Michael J. McColgan	Director	February 22, 2021
Michael J. McColgan

/s/ Jeanne L. Mockard	Director	February 22, 2021
Jeanne L. Mockard