Form 10-Q
period 2021-03-31
Employers Holdings, Inc.
filed 2021-04-26
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 15, 2021, there were 28,522,190 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	March 31, 2021	December 31, 2020
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,385.4 at March 31, 2021 and $2,333.6 at December 31, 2020, net of CECL allowance of $0.2 at March 31, 2021 and $0.7 at December 31, 2020)	$2,485.4	$2,479.2
Equity securities at fair value (cost $124.8 at March 31, 2021 and $112.4 at December 31, 2020)	229.7	208.5
Equity securities at cost	6.7	6.7
Other invested assets (cost $42.3 at March 31, 2021 and $36.8 at December 31, 2020)	42.4	36.2
Short-term investments at fair value (amortized cost $1.0 at March 31, 2021 and $26.5 at December 31, 2020)	1.0	26.6
Total investments	2,765.2	2,757.2
Cash and cash equivalents	85.4	160.4
Restricted cash and cash equivalents	0.2	0.2
Accrued investment income	17.2	15.3
Premiums receivable (less CECL allowance of $12.2 at March 31, 2021 and $10.8 at December 31, 2020)	243.7	232.1
Reinsurance recoverable for:
Paid losses	7.2	7.6
Unpaid losses (less CECL allowance of $0.4 at March 31, 2021 and $0.4 at December 31, 2020)	491.9	496.6
Deferred policy acquisition costs	44.1	43.2
Property and equipment, net	18.1	19.1
Operating lease right-of-use assets	16.4	17.4
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Contingent commission receivable—LPT Agreement	13.4	13.4
Cloud computing arrangements	49.7	50.2
Other assets	61.7	60.1
Total assets	$3,864.0	$3,922.6
Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$2,034.1	$2,069.4
Unearned premiums	313.8	299.1
Commissions and premium taxes payable	38.3	43.0
Accounts payable and accrued expenses	23.3	22.9
Deferred reinsurance gain—LPT Agreement	123.3	125.4
FHLB advances	15.0	20.0
Deferred income tax liability	7.4	15.5
Operating lease liability	19.1	19.9
Non-cancellable obligations	24.2	24.1
Other liabilities	78.9	70.5
Total liabilities	$2,677.4	$2,709.8
Commitments and contingencies

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	March 31, 2021	December 31, 2020
Stockholders’ equity:	(unaudited)
Common stock, $0.01 par value; 150,000,000 shares authorized; 57,625,808 and 57,413,806 shares issued and 28,478,254 and 28,564,798 shares outstanding at March 31, 2021 and December 31, 2020, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	407.9	404.3
Retained earnings	1,263.8	1,247.9
Accumulated other comprehensive income, net of tax	79.0	115.1
Treasury stock, at cost (29,147,554 shares at March 31, 2021 and 28,849,008 shares at December 31, 2020)	(564.7)	(555.1)
Total stockholders’ equity	1,186.6	1,212.8
Total liabilities and stockholders’ equity	$3,864.0	$3,922.6
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions, except per share data)
	Three Months Ended
	March 31,
	2021	2020
Revenues	(unaudited)
Net premiums earned	$133.9	$167.9
Net investment income	18.4	19.9
Net realized and unrealized gains (losses) on investments	10.9	(61.1)
Other income	0.4	0.3
Total revenues	163.6	127.0
Expenses
Losses and loss adjustment expenses	69.6	104.3
Commission expense	16.8	21.3
Underwriting and general and administrative expenses	46.6	46.7
Interest and financing expenses	0.1	—
Other expenses	2.9	—
Total expenses	136.0	172.3
Net income (loss) before income taxes	27.6	(45.3)
Income tax expense (benefit)	4.5	(10.4)
Net income (loss)	$23.1	$(34.9)

Comprehensive income (loss)
Unrealized AFS investment losses arising during the period (net of tax benefit of $9.4 and $7.6 for the three months ended March 31, 2021 and 2020, respectively)	$(35.5)	$(29.2)
Reclassification adjustment for realized AFS investment (gains) losses in net income (net of tax (expense) benefit of $0.2 and $(1.4) for the three months ended March 31, 2021 and 2020, respectively)	(0.6)	5.5
Other comprehensive loss, net of tax	(36.1)	(23.7)
Total comprehensive loss	$(13.0)	$(58.6)

Net realized and unrealized gains (losses) on investments
Net realized and unrealized gains (losses) on investments before impairments	$10.9	$(61.1)
Net realized and unrealized gains (losses) on investments	$10.9	$(61.1)

Earnings (loss) per common share (Note 13):
Basic	$0.81	$(1.14)
Diluted	$0.80	$(1.14)
Cash dividends declared per common share, RSUs and PSUs	$0.25	$0.25
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2021	57,413,806	$0.6	$404.3	$1,247.9	$115.1	$(555.1)	$1,212.8
Stock-based obligations	—	—	5.2	—	—	—	5.2
Stock options exercised	41,851	—	0.9	—	—	—	0.9
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	170,151	—	(2.5)	—	—	—	(2.5)
Acquisition of common stock	—	—	—		—	(9.6)	(9.6)
Dividends declared	—	—	—	(7.1)	—	—	(7.1)
Net income for the period	—	—	—	23.1	—	—	23.1
Change in net unrealized gains on investments, net of taxes of $9.6	—	—	—	—	(36.1)	—	(36.1)
Balance, March 31, 2021	57,625,808	$0.6	$407.9	$1,263.8	$79.0	$(564.7)	$1,186.6

Balance, January 1, 2020	57,184,370	$0.6	$396.4	$1,158.8	$65.3	$(455.3)	$1,165.8
Stock-based obligations	—	—	2.5	—	—	—	2.5
Stock options exercised	36,500	—	0.8	—	—	—	0.8
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	154,715	—	(2.7)	—	—	—	(2.7)
Acquisition of common stock	—	—	—		—	(42.5)	(42.5)
Dividends declared	—	—	—	(8.0)	—	—	(8.0)
Net loss for the period	—	—	—	(34.9)	—	—	(34.9)
Change in net unrealized gains on investments, net of taxes of $6.2	—	—	—	—	(23.7)	—	(23.7)
Balance, March 31, 2020	57,375,585	$0.6	$397.0	$1,115.9	$41.6	$(497.8)	$1,057.3

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Three Months Ended
	March 31,
	2021	2020
Operating activities	(unaudited)
Net income (loss)	$23.1	$(34.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1.9	2.1
Stock-based compensation	5.2	2.4
Amortization of cloud computing arrangements	3.1	1.6
Amortization of premium on investments, net	1.5	3.2
Allowance for expected credit losses	1.4	(0.3)
Deferred income tax expense	9.5	(13.6)
Net realized and unrealized (gains) losses on investments	(10.9)	61.1
Change in operating assets and liabilities:
Premiums receivable	(13.0)	(5.8)
Reinsurance recoverable on paid and unpaid losses	5.1	5.2
Cloud computing arrangements	(2.6)	(4.5)
Operating lease right-of-use-assets	1.0	1.0
Current federal income taxes	(5.3)	3.0
Unpaid losses and loss adjustment expenses	(35.3)	(1.1)
Unearned premiums	14.7	16.7
Accounts payable, accrued expenses and other liabilities	3.1	(1.9)
Deferred reinsurance gain—LPT Agreement	(2.1)	(2.4)
Operating lease liabilities	(0.8)	(1.0)
Non-cancellable obligations	0.1	(1.7)
Other	(11.1)	(13.6)
Net cash (used by) provided by operating activities	(11.4)	15.5
Investing activities
Purchases of fixed maturity securities	(243.6)	(228.3)
Purchases of equity securities	(19.3)	(89.3)
Purchases of short-term investments	—	(76.2)
Purchases of other invested assets	(5.6)	(2.7)
Proceeds from sale of fixed maturity securities	74.0	220.2
Proceeds from sale of equity securities	8.0	86.5
Proceeds from maturities and redemptions of fixed maturity securities	116.7	86.6
Proceeds from maturities of short-term investments	25.5	66.9
Net change in unsettled investment purchases and sales	5.6	(5.6)
Capital expenditures and other	(1.1)	(1.9)
Net cash (used by) provided by investing activities	(39.8)	56.2
Financing activities
Acquisition of common stock	(10.0)	(42.5)
Cash transactions related to stock-based compensation	(1.7)	(1.9)
Dividends paid to stockholders	(7.1)	(8.0)
Repayment of FHLB advances	(5.0)	—
Proceeds from LOC	12.0	—
Repayments on LOC	(12.0)	—
Payments on capital leases	—	(0.1)
Net cash used in financing activities	(23.8)	(52.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	(75.0)	19.2
Cash, cash equivalents and restricted cash at the beginning of the period	160.6	155.2
Cash, cash equivalents and restricted cash at the end of the period	$85.6	$174.4

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	March 31, 2021	December 31, 2020
	(in millions)
Cash and cash equivalents	$85.4	$160.4
Restricted cash and cash equivalents supporting reinsurance obligations	0.2	0.2
Total cash, cash equivalents and restricted cash	$85.6	$160.6

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
In 1999, the Nevada State Industrial Insurance System (the Fund) entered into a retroactive 100% quota share reinsurance agreement (the LPT Agreement) through a loss portfolio transfer transaction with third party reinsurers. The LPT Agreement commenced on June 30, 1999 and will remain in effect until: (i) all claims under the covered policies have closed; (ii) the LPT Agreement is commuted or terminated, upon the mutual agreement of the parties; or (iii) the reinsurers’ aggregate maximum limit of liability is exhausted, whichever occurs first. The LPT Agreement does not provide for any additional termination terms. On January 1, 2000, EICN assumed all of the assets, liabilities and operations of the Fund, including the Fund’s rights and obligations associated with the LPT Agreement (See Note 9).
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
The accompanying consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s Form 10-K for the year ended December 31, 2020 (Annual Report).
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
2. New Accounting Standards
Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848). This update provides optional transition guidance to ease the potential accounting burden associated with transitioning away from the London Interbank Offered Rate (LIBOR), with optional expedients and exceptions related to the application of US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. Companies can apply this ASU immediately, but early adoption is only available through December 31, 2022 when this ASU becomes effective. The Company is evaluating the impact of LIBOR on its existing contracts and investments, but does not expect that this update will have a material impact on its consolidated financial condition or results of operations.

Recently Adopted Accounting Standards
In October 2020, the FASB issued ASU 2020-10, Codification Improvements. This update ensures all disclosure guidance that requires or provides an option for an entity to provide notes to the financial statements is included in the Disclosure Section (Section 50) of the Codification. This update also provides codification where the original guidance was unclear. The Company adopted this standard and there was no impact to its consolidated financial condition or results of operations.
In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivable-Nonrefundable Fees and Other Costs. The amendments in this update shortened the amortization period for certain purchased callable debt securities held at a premium by requiring that entities amortize the premium associated with those callable debt securities within the scope of paragraph 310-20-25-33 to the earliest call date. The amendments affect the guidance in ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The Company adopted this standard and there was no impact to its consolidated financial condition or results of operations.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). This update simplifies the accounting for income taxes within Accounting Standards Codification (ASC) topic 740 by removing certain exceptions and clarifies existing guidance. The Company adopted this standard and there was no impact to its consolidated financial condition or results of operations.
3. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,716.1	$2,716.1	$2,714.3	$2,714.3
Cash and cash equivalents	85.4	85.4	160.4	160.4
Restricted cash and cash equivalents	0.2	0.2	0.2	0.2
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments to the valuation methodology utilized by third party pricing services as of March 31, 2021 and December 31, 2020.

These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
The following table presents the Company’s investments at fair value and the corresponding fair value measurements.

	March 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$78.3	$—	$—	$78.3	$—
U.S. Agencies	—	3.0	—	—	3.1	—
States and municipalities	—	442.3	—	—	482.7	—
Corporate securities	—	1,107.3	—	—	1,046.4	—
Residential mortgage-backed securities	—	431.9	—	—	461.0	—
Commercial mortgage-backed securities	—	98.0	—	—	102.4	—
Asset-backed securities	—	50.7	—	—	42.6	—
Collateralized loan obligations	—	84.3	—	—	83.6	—
Foreign government securities	—	12.3	—	—	8.2	—
Other securities	—	177.3	—	—	170.9	—
Total fixed maturity securities	$—	$2,485.4	$—	$—	$2,479.2	$—
Equity securities at fair value:
Industrial and miscellaneous	$199.6	$—	$—	$179.1	$—	$—
Other	30.1	—	—	29.4	—	—
Total equity securities at fair value	$229.7	$—	$—	$208.5	$—	$—
Short-term investments	$—	$1.0	$—	$4.0	$22.6	$—
Total investments at fair value	$229.7	$2,486.4	$—	$212.5	$2,501.8	$—
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
Financial Instruments Carried at Net Asset Value (NAV)
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company’s Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at NAV and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 10 to 12 years, subject to two or three one year extensions at the general partner’s discretion. The Company will receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment, or portion thereof. The Company expects these distributions from time-to-time during the full course of the fund term. As of March 31, 2021, the Company had unfunded commitments to these private equity limited partnerships totaling $57.9 million.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.

The following table presents cash and investments carried at NAV on the Company’s Consolidated Balance Sheets.

	March 31, 2021	December 31, 2020
	(in millions)
Cash equivalents carried at NAV	$45.7	$58.7
Other invested assets carried at NAV	22.4	16.2
4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s available-for-sale (AFS) investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At March 31, 2021
Fixed maturity securities
U.S. Treasuries	$75.7	$2.6	$—	$78.3
U.S. Agencies	2.8	0.2	—	3.0
States and municipalities	415.3	27.2	(0.2)	442.3
Corporate securities	1,052.7	58.4	(3.8)	1,107.3
Residential mortgage-backed securities	422.6	12.6	(3.3)	431.9
Commercial mortgage-backed securities	93.1	5.1	(0.2)	98.0
Asset-backed securities	50.3	0.9	(0.5)	50.7
Collateralized loan obligations	84.5	—	(0.2)	84.3
Foreign government securities	12.7	—	(0.4)	12.3
Other securities	175.7	1.9	(0.3)	177.3
Total fixed maturity securities	$2,385.4	$108.9	$(8.9)	$2,485.4
Short-term investments	1.0	—	—	1.0
Total AFS investments	$2,386.4	$108.9	$(8.9)	$2,486.4

At December 31, 2020
Fixed maturity securities
U.S. Treasuries	$74.3	$4.0	$—	$78.3
U.S. Agencies	2.8	0.3	—	3.1
States and municipalities	449.4	33.3	—	482.7
Corporate securities	963.5	83.2	(0.3)	1,046.4
Residential mortgage-backed securities	444.6	16.7	(0.3)	461.0
Commercial mortgage-backed securities	94.7	7.8	(0.1)	102.4
Asset-backed securities	42.0	0.9	(0.3)	42.6
Collateralized loan obligations	84.4	—	(0.8)	83.6
Foreign government securities	8.0	0.2	—	8.2
Other securities	169.9	1.5	(0.5)	170.9
Total fixed maturity securities	$2,333.6	$147.9	$(2.3)	$2,479.2
Short-term investments	26.5	0.1	—	26.6
Total AFS investments	$2,360.1	$148.0	$(2.3)	$2,505.8
The cost and estimated fair value of the Company’s equity securities recorded at fair value at March 31, 2021 and December 31, 2020 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At March 31, 2021
Equity securities at fair value
Industrial and miscellaneous	$109.0	$199.6
Other	15.8	30.1
Total equity securities at fair value	$124.8	$229.7

At December 31, 2020
Equity securities at fair value
Industrial and miscellaneous	$94.1	$179.1
Other	18.3	29.4
Total equity securities at fair value	$112.4	$208.5
The Company had Other invested assets totaling $42.4 million and $36.2 million at March 31, 2021 and December 31, 2020, respectively. These investments consisted of: (i) private equity limited partnerships that totaled $22.4 million and $16.2 million (initial cost of $22.3 million and $16.8 million) at March 31, 2021 and December 31, 2020, respectively, which are carried at NAV based on information provided by the general partner; and (ii) convertible preferred shares of real estate investment trusts that totaled $20.0 million at each of March 31, 2021 and December 31, 2020, which are carried at cost and approximate fair value. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through net realized and unrealized gains and losses on the Company’s Consolidated Statements of Comprehensive Income.
The amortized cost and estimated fair value of the Company’s fixed maturity securities at March 31, 2021, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$129.9	$131.7
Due after one year through five years	682.2	719.9
Due after five years through ten years	814.6	858.3
Due after ten years	108.2	110.6
Mortgage and asset-backed securities	650.5	664.9
Total	$2,385.4	$2,485.4
The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of March 31, 2021 and December 31, 2020.

	March 31, 2021			December 31, 2020
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in millions)
Less than 12 months:
Fixed maturity securities
States and municipalities	$12.9	$(0.2)	9	$—	$—	—
Corporate securities	165.8	(3.8)	111	9.7	(0.3)	10
Residential mortgage-backed securities	144.6	(3.3)	34	47.4	(0.3)	13
Commercial mortgage-backed securities	5.0	(0.2)	5	5.5	(0.1)	6
Asset-backed securities	21.4	(0.5)	9	7.8	(0.3)	6
Collateralized loan obligations	18.4	(0.1)	6	74.6	(0.8)	18
Foreign government securities	12.3	(0.4)	2	—	—	—
Other securities	37.9	(0.2)	125	60.4	(0.5)	146
Total fixed maturity securities	418.3	(8.7)	301	205.4	(2.3)	199
Total less than 12 months	$418.3	$(8.7)	301	$205.4	$(2.3)	199

12 months or greater:
Fixed maturity securities
Collateralized loan obligations	$38.6	$(0.1)	7	$—	$—	—
Other securities	7.9	(0.1)	31	—	—	—
Total fixed maturity securities	46.5	(0.2)	38	—	—	—
Total 12 months or greater	$46.5	$(0.2)	38	$—	$—	—
As of March 31, 2021 and December 31, 2020, the Company had an allowance for current expected credit losses (CECL) on AFS debt securities of $0.2 million and $0.7 million, respectively (See Note 5). Those fixed maturity securities whose total fair value was less than amortized cost at March 31, 2021 and December 31, 2020, were those in which the Company had no intent, need or requirement to sell at an amount less than their amortized cost.
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
Net realized gains and losses on investments and the change in unrealized gains and losses on the Company’s investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net Change in CECL Allowance	Change in Net Unrealized Gains	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI, before tax
	(in millions)
Three Months Ended March 31, 2021
Fixed maturity securities	$0.7	$(0.4)	$0.5	$(45.6)	$0.8	$(45.6)
Equity securities	0.9	(0.3)	—	8.8	9.4	—
Other invested assets	—	—	—	0.7	0.7	—
Short-term investments	—	—	—	(0.1)	—	(0.1)
Total investments	$1.6	$(0.7)	$0.5	$(36.2)	$10.9	$(45.7)

Three Months Ended March 31, 2020
Fixed maturity securities	$4.1	$(0.3)	$(10.7)	$(29.9)	$(6.9)	$(29.9)
Equity securities	22.7	(7.3)	—	(69.2)	(53.8)	—
Other invested assets	—	—	—	(0.4)	(0.4)	—
Total investments	$26.8	$(7.6)	$(10.7)	$(99.5)	$(61.1)	$(29.9)
Proceeds from the sales of fixed maturity securities were $74.0 million for the three months ended March 31, 2021, compared to $220.2 million for the three months ended March 31, 2020.
Net investment income was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Fixed maturity securities	$18.2	$19.3
Equity securities	0.9	1.3
Other invested assets	0.2	0.6
Short-term investments	0.2	0.1
Cash equivalents and restricted cash	—	0.2
Gross investment income	19.5	21.5
Investment expenses	(1.1)	(1.6)
Net investment income	$18.4	$19.9
The Company is required by various state laws and regulations to support, through securities on deposit or otherwise, its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of March 31, 2021 and December 31, 2020, securities having a fair value of $925.6 million and $768.7 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $130.0 million and $275.0 million of securities on deposit as of March 31, 2021 and December 31, 2020, respectively (See Note 10).
Certain reinsurance contracts require the Company’s funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at March 31, 2021 and December 31, 2020 was $3.1 million and $3.2 million, respectively.

5. Current Expected Credit Losses
Premiums Receivable
Premiums receivable balances are all due within one year or less. The Company currently determines the allowance for premiums receivable based on an internal aging schedule using collectability and historical payment patterns, as well as current and expected future market conditions to determine the appropriateness of the allowance. Historical payment patterns provide the basis for the estimation along with similar risk characteristics and the Company's business strategy, which have not changed significantly over time. However, current and future market conditions have deteriorated as compared with the economic conditions included in the historical information. Specifically, as a result of the COVID-19 pandemic, unemployment and the temporary and permanent closures of small businesses have increased as of March 31, 2021, and the Company expects this trend to continue until such time that businesses can operate at a more normalized rate. Based on our past experience with generally similar conditions, the Company will continually assess the historical payment patterns and aging schedule to reflect the differences in our current conditions and future forecasted changes. Changes in the allowance for credit losses are recorded through underwriting and general and administrative expenses.
The table below shows the changes in the allowance for expected credit losses on premiums receivable.

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Beginning balance of the allowance for expected credit losses on premiums receivable	$10.8	$4.6
Current period provision for expected credit losses	3.3	4.1
Write-offs charged against the allowance	(0.1)	(4.8)
Recoveries collected	(1.8)	—
Ending balance of the allowance for expected credit losses on premiums receivable	$12.2	$3.9
Reinsurance Recoverable
In assessing an allowance for reinsurance assets, which includes reinsurance recoverables and contingent commission receivables, the Company considers historical information, financial strength of reinsurers, collateralization amounts and ratings to determine the appropriateness of the allowance. Historically, the Company has not experienced a credit loss from reinsurance transactions. In assessing future default, the Company evaluated the CECL allowance under the ratings-based method using the A.M. Best Average Cumulative Net Impairment Rates. Reinsurer ratings are also assessed through this process. Changes in the allowance for credit losses are recorded through underwriting and general and administrative expenses.
The table below shows the changes in the allowance for expected credit losses on reinsurance recoverables.

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Beginning balance of the allowance for expected credit losses on reinsurance recoverables	$0.4	$—
Current period provision for expected credit losses	—	0.4
Ending balance of the allowance for expected credit losses on reinsurance recoverables	$0.4	$0.4
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
As of March 31, 2021, the Company established an aggregate allowance for credit losses in the amount of $0.2 million. For the Company’s investments in fixed-income debt securities, the allowance for credit losses was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the present value of cash flows expected to be collected to its amortized cost basis. The expected present value of cash flows are calculated using scenario based credit loss models derived from the discounted cash flows under the Comprehensive Capital Analysis Review (CCAR) framework, which is adopted by the Federal Reserve.
As of March 31, 2021, the Company did not intend to sell any of its AFS debt securities in which its amortized cost exceeded its fair value.
Accrued interest receivable on AFS debt securities totaled $17.2 million at March 31, 2021 and is excluded from the estimate of credit losses based on historically timely payments.
The table below shows the changes in the allowance for expected credit losses on available-for-sale securities.

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Beginning balance of the allowance for expected credit losses on AFS securities	$0.7	$—
Current period provision for expected credit losses	—	10.7
Reductions in allowance from disposals	(0.2)	—
Recoveries of amounts previously written off	(0.3)	—
Ending balance of the allowance for expected credit losses on AFS securities	$0.2	$10.7
6. Property and Equipment
Property and equipment consists of the following:

	As of March 31	As of December 31,
	2021	2020
	(in millions)
Furniture and equipment	$3.4	$3.4
Leasehold improvements	5.5	5.5
Computers and software	50.9	53.3
Automobiles	0.9	0.8
Property and equipment, gross	60.7	63.0
Accumulated depreciation	(42.6)	(43.9)
Property and equipment, net	$18.1	$19.1
Depreciation expenses related to property and equipment for the three months ended March 31, 2021 were $1.9 million, and $8.2 million for the year ended December 31, 2020. Internally developed software costs of $0.5 million were capitalized during the three months ended March 31, 2021, and $3.2 million in internally developed software costs were capitalized during the year ended December 31, 2020.
Cloud Computing Arrangements
The Company’s capitalized costs associated with cloud computing arrangements totaled $49.7 million and $50.2 million, which were comprised of service contract fees and implementation costs associated with hosting arrangements on the Company’s Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively. Total amortization for hosting arrangements was $3.1 million for the three months ended March 31, 2021, and $9.0 million for the year ended December 31, 2020.
Leases
The Company determines if an arrangement is a lease at the inception of the transaction. Operating leases for offices are presented as a right-of-use asset (ROU asset) and lease liability on the Company’s Consolidated Balance Sheets. Financing

leases for automobiles are included in property and equipment and other liabilities on the Company’s Consolidated Balance Sheets.
ROU assets represent the right to use an underlying asset for the lease term and the lease liability represents the obligation to make lease payments arising from the lease transaction. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses collateralized incremental borrowing rates to determine the present value of lease payments. The ROU assets also include lease payments less any lease incentives within a lease agreement. The Company’s lease terms may include options to extend or terminate a lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of March 31, 2021, the Company’s operating leases have remaining terms of 1 year to 8 years, with options to extend up to 9 years with no termination provision. The Company’s finance leases have an option to terminate after 1 year.
Components of lease expense were as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Operating lease expense	$1.1	$1.3
Finance lease expense	—	0.1
Total lease expense	$1.1	$1.4
As of March 31, 2021, the weighted average remaining lease term for operating leases was 5.9 years and for finance leases was 3.6 years. The weighted average discount rate was 2.2% and 3.7% for operating and finance leases, respectively.
Maturities of lease liabilities were as follows:

	As of March 31, 2021
	Operating Leases	Finance Leases
	(in millions)
2021	$3.1	$0.1
2022	3.2	0.1
2023	3.2	0.2
2024	3.2	0.1
2025	3.0	0.1
Thereafter	4.7	—
Total lease payments	20.4	0.6
Less: imputed interest	(1.3)	—
Total	$19.1	$0.6
Supplemental balance sheet information related to leases was as follows:

	As of March 31,	As of December 31,
	2021	2020
	(in millions)
Operating leases:
Operating lease right-of-use asset	$16.4	$17.4
Operating lease liability	19.1	19.9
Finance leases:
Property and equipment, gross	0.9	0.8
Accumulated depreciation	(0.3)	(0.4)
Property and equipment, net	0.6	0.4
Other liabilities	$0.6	$0.4

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1.1	$1.3
Financing cash flows used for finance leases	—	0.1
7. Income Taxes
The Company’s effective tax rate was 16.3% for the three months ended March 31, 2021, compared to 23.0% for the corresponding period of 2020. The effective rates during each of the periods presented included income tax benefits associated with tax-advantaged investment income, LPT adjustments, and deferred gain amortization.
8. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Unpaid losses and LAE at beginning of period	$2,069.4	$2,192.8
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	497.0	532.5
Net unpaid losses and LAE at beginning of period	1,572.4	1,660.3
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	85.6	110.2
Prior periods	(13.9)	(3.5)
Total net losses and LAE incurred during the period	71.7	106.7
Paid losses and LAE, net of reinsurance, related to:
Current period	4.7	6.9
Prior periods	97.6	95.4
Total net paid losses and LAE during the period	102.3	102.3
Ending unpaid losses and LAE, net of reinsurance	1,541.8	1,664.7
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	492.3	527.0
Unpaid losses and LAE at end of period	$2,034.1	$2,191.7
Total net losses and LAE included in the above table exclude amortization of the deferred reinsurance gain—LPT Agreement, which totaled $2.1 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively (See Note 9).
The change in incurred losses and LAE attributable to prior periods for the three months ended March 31, 2021 included $13.4 million of net favorable development on the Company’s voluntary risk business, and $0.5 million of favorable development on the Company’s assigned risk business. The change in incurred losses and LAE attributable to prior periods for the three months ended March 31, 2020 included $3.0 million of net favorable development on the Company’s voluntary risk business, and $0.5 million of favorable development on the Company’s assigned risk business. The favorable prior accident year loss development on voluntary business during the three months ended March 31, 2021 was the result of observed favorable paid loss cost trends, primarily for accident years 2017 and prior. The favorable prior accident year loss development on voluntary business during the three months ended March 31, 2020 was the result of observed favorable loss cost trends, primarily for accident years 2010 and prior.
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
The Company amortized $2.1 million and $2.4 million of the Deferred Gain for the three months ended March 31, 2021 and 2020, respectively. The remaining Deferred Gain was $123.3 million and $125.4 million as of March 31, 2021 and December 31, 2020, respectively. The estimated remaining liabilities subject to the LPT Agreement were $348.5 million and $353.5 million as of March 31, 2021 and December 31, 2020, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $823.9 million and $818.9 million from inception through March 31, 2021 and December 31, 2020, respectively.
10. FHLB Advances, Notes Payable and Other Financing Arrangements
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
The interest rates applicable to loans under the Credit Agreement are generally based on a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Eurodollar rate (which will convert to an alternative reference rate once LIBOR is discontinued), plus a specified margin, ranging from 1.25% to 2.25%. In addition, the Company will pay a fee on each lender’s commitment, ranging from 0.20% to 0.50%, irrespective of usage. The applicable margin and the amount of such commitment fee vary based upon the financial strength rating of the Company’s insurance subsidiaries as most recently announced by A.M. Best or the Company’s debt to total capitalization ratio if such financial strength rating is not available. Interest paid during the three months ended March 31, 2021 totaled less than $0.1 million.
The Credit Agreement contains covenants that require the Company and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth of no less than 70% of the Company’s stockholders’ equity as of September 30, 2020, plus 50% of the Company’s aggregate net income thereafter; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. At March 31, 2021, the Company was in compliance with all debt covenants.
The Company incurred $0.7 million in debt issuance costs, which are being amortized over the three-year life of the facility in Interest and Financing expenses. The annual commitment and administrative fee on the unused portion of the facility is 0.30%, for a maximum of $225,000, and an annual agency fee of $25,000. Advances can be repaid at any time without prepayment penalties or additional fees. The Company borrowed and subsequently repaid $12.0 million under the credit facility during the three months ended March 31, 2021. As of March 31, 2021, the Company had no outstanding borrowings on the credit facility.
Other financing arrangements are comprised of the following:
EICN, ECIC, EPIC, and EAC are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
During the second quarter of 2020, the FHLB announced its Zero Interest Recovery Advance program (the FHLB Advance Program). The FHLB Advance Program is a zero percent interest, six-month or one-year credit product that members can use to provide immediate relief to property owners, businesses, and other customers from the effects of the COVID-19 pandemic. Each member was allocated up to $10.0 million in advances under the FHLB Advance Program.
On May 11, 2020, the Company's insurance subsidiaries received a total of $35.0 million of advances under the Advance Program. The advances were secured by collateral previously pledged to the FHLB by the Company’s insurance subsidiaries in support of their existing collateralized advance facility, which has been reduced by the amount of these outstanding advances. The Company repaid $15.0 million on November 4, 2020 and $5.0 million on March 31, 2021. The remaining advances of $15.0 million are required to be repaid to the FHLB by May 11, 2021.
FHLB membership also allows the Company’s insurance subsidiaries access to standby letters of credit (Letter of Credit Agreements). On January 26, 2021, the Company chose to amend its existing Letter of Credit Agreements among the FHLB, ECIC and EAC to decrease their respective letter of credit amounts. The current Letter of Credit Agreements, as amended, are in the amounts of $50.0 million for EAC, $70.0 million for ECIC, and $10.0 million for EPIC. The amended Letter of Credit Agreements will expire on March 31, 2022, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of March 31, 2021 and December 31, 2020, letters of credit totaling $130.0 million and $275.0 million, respectively, were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements.
As of March 31, 2021 and December 31, 2020, investment securities having a fair value of $355.8 million and $385.6 million, respectively, were pledged to the FHLB by the Company’s insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.
11. Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of unrealized gains on investments classified as AFS, net of deferred tax expense. The following table summarizes the components of accumulated other comprehensive income:

	March 31, 2021	December 31, 2020
	(in millions)
Net unrealized gains on investments, before taxes	$100.0	$145.7
Deferred tax expense on net unrealized gains	(21.0)	(30.6)
Total accumulated other comprehensive income	$79.0	$115.1
12. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2021
RSUs(1)	66,560	$37.54	$2.5
PSUs(2)	77,320	37.54	2.9
(1)The RSUs awarded in March 2021 were awarded to certain employees of the Company and vest 25% on March 15, 2022, and each of the subsequent three anniversaries of that date. The RSUs are subject to accelerated vesting in certain circumstances, including but not limited to: death, disability, retirement, or in connection with a change of control of the Company.
(2)The PSUs awarded in March 2021 were awarded to certain employees of the Company and have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The value shown in the table represents the aggregate number of PSUs awarded at the target level.
Employees who were awarded RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when the underlying award vests and becomes payable. If the underlying award does not vest or is forfeited, dividend equivalents with respect to the underlying award will also fail to become payable and will be forfeited.
Stock options exercised totaled 41,851 for the three months ended March 31, 2021, 36,500 for the three months ended March 31, 2020, and 40,800 for the year ended December 31, 2020.
As of March 31, 2021, the Company had 71,365 options, 230,267 RSUs, and 244,951 PSUs (based on target number awarded) outstanding.
13. Earnings Per Common Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive impact of all common stock equivalents on earnings per share. Diluted earnings per share includes common shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if outstanding RSUs and PSUs vested and stock options were to be exercised.
RSUs and PSUs are entitled to receive dividend equivalents on awards that fully vest or become payable. The dividend equivalents are reflected in the Company’s net income; therefore, these awards are not considered participating securities for the purposes of determining earnings per share.

The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended
	March 31,
	2021	2020
	(in millions, except share data)
Net income (loss)	$23.1	$(34.9)
Weighted average number of shares outstanding—basic	28,516,731	30,697,496
Effect of dilutive securities:
PSUs	344,615	331,806
Stock options	34,530	64,539
RSUs	72,463	62,308
Dilutive potential shares	451,608	458,653
Weighted average number of shares outstanding—diluted	28,968,339	31,156,149
14. Segment Reporting
In 2019, the Company made changes to its corporate structure, mainly involving the launch and further development of a new digital insurance platform offered under the Cerity brand name (Cerity). The Company has determined that it has two reportable segments: Employers and Cerity. Each of these segments represents a separate and distinct underwriting platform through which the Company conducts insurance business. The nature and composition of each reportable segment and its Corporate and Other activities are as follows:
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

The following table summarizes the Company's written premium and components of net income before income taxes by reportable segment.

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Three Months Ended March 31, 2021
Gross premiums written	$148.0	$0.3	$—	$148.3
Net premiums written	146.6	0.3	—	146.9

Net premiums earned	133.9	—	—	133.9
Net investment income	17.6	0.7	0.1	18.4
Net realized and unrealized gains on investments	10.8	0.1	—	10.9
Other income	0.4	—	—	0.4
Total revenues	162.7	0.8	0.1	163.6

Losses and loss adjustment expenses	71.7	—	(2.1)	69.6
Commission expense	16.8	—	—	16.8
Underwriting and general and administrative expenses	37.3	3.7	5.6	46.6
Interest and financing expenses	—	—	0.1	0.1
Other expenses	2.9	—	—	2.9
Total expenses	128.7	3.7	3.6	136.0

Net income (loss) before income taxes	$34.0	$(2.9)	$(3.5)	$27.6

Three Months Ended March 31, 2020
Gross premiums written	$184.7	$—	$—	$184.7
Net premiums written	183.4	—	—	183.4

Net premiums earned	167.9	—	—	167.9
Net investment income	18.6	0.8	0.5	19.9
Net realized and unrealized losses on investments	(57.3)	(1.7)	(2.1)	(61.1)
Other income	0.3	—	—	0.3
Total revenues	129.5	(0.9)	(1.6)	127.0

Losses and loss adjustment expenses	106.7	—	(2.4)	104.3
Commission expense	21.3	—	—	21.3
Underwriting and general and administrative expenses	39.2	3.8	3.7	46.7
Total expenses	167.2	3.8	1.3	172.3

Net loss before income taxes	$(37.7)	$(4.7)	$(2.9)	$(45.3)

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

	March 31, 2021		December 31, 2020		March 31, 2020		December 31, 2019
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$251.4	39,264	$262.0	39,610	$309.5	42,794	$329.8	43,079
Florida	38.6	7,303	37.9	6,898	37.3	6,110	36.3	5,822
New York	25.6	6,724	26.7	6,657	31.3	6,302	31.7	5,679
Other (43 states and D.C.)	237.7	51,481	251.3	50,341	264.5	46,223	266.8	44,104
Total	$553.3	104,772	$577.9	103,506	$642.6	101,429	$664.6	98,684
Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to "we," "us," "our," "the Company," or similar terms refer to EHI, together with its subsidiaries. In this Quarterly Report on Form 10-Q, the Company and its management discuss and make statements based on currently available information regarding their intentions, beliefs, current expectations, and projections of, among other things, the Company's future performance, including the effects of the COVID-19 pandemic, business growth, retention rates, loss costs, claim trends and the impact of key business initiatives, future technologies and planned investments. Certain of these statements may constitute "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often identified by words such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely," or "continue," or other comparable terminology and their negatives. The Company and its management caution investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in the Company’s future performance. Factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements include, among other things, those discussed or identified from time to time in the Company’s public filings with the SEC, including the risks detailed in the Company's Annual Reports on Form 10-K and in Part II, Item 1A of this report. Except as required by applicable securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to select, small businesses in low to medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance throughout the United States, with a concentration in California, where 45% of our in-force premiums are generated. Our revenues are primarily comprised of net premiums earned, net investment income, and net realized and unrealized gains on investments.
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

The insurance industry is highly competitive, and there is significant competition in the national workers’ compensation industry that is based on price and quality of services. We compete with other specialty workers’ compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, self-insurance funds, and state insurance pools. As a result of these competitive conditions, pricing on our renewals showed an overall rate decrease of 6.1% for the three months ended March 31, 2021, versus the rate level in effect on such business a year earlier.
Coronavirus Disease (COVID-19) Considerations
The COVID-19 pandemic has caused a reduction in business activity, widespread unemployment, supply chain interruptions, and overall economic and financial market instability. All states, including California, where we generated 45% of our in-force premiums as of March 31, 2021, have imposed various restrictions on business operations and social gatherings. Certain classes of business that we insure, especially those related to the restaurant and hospitality industries, have been particularly affected by these restrictions.
Notwithstanding the COVID-19 pandemic, we have experienced strong new business opportunities. Many businesses have begun to reopen and restrictions have been modified or lifted; thus we have experienced year-over-year increases in new business submissions and new policies written in nearly all of the states in which we operate, with the notable exception of California. Despite the increases in new non-California business policies that we experienced in first quarter of 2021, our new business premium has fallen, driven primarily by declines in average policy size.
While our new business premium production did not meet our expectations in January and February, we are encouraged by the rebound we experienced in March and are experiencing thus far in April. We closed the quarter with a record number of policies in-force, which demonstrates that our policyholders are enduring the pandemic and small businesses are shopping for workers compensation coverage. As widespread vaccination occurs and the labor market improves, we are optimistic that rising payrolls will serve to increase premium. In support of this anticipated recovery, we have continued to pursue and advance the significant investments we have made in delivering a superior customer experience for our independent and digital agents.
Overall, our retention rate has remained strong throughout the first quarter of 2021.
We continually review and adjust to changes in our policyholders' payrolls, economic conditions, and seasonality, as experience develops or new information becomes known. Any such adjustments are included in our current operations. Approximately 25% of our current payroll exposure, including that associated with policies generated by our largest payroll partners, is considered to be “pay as you go,” where the associated premium collected from policyholders is adjusted in real-time based on changes in the underlying payroll. For all other policyholders, payroll adjustments are made periodically through mid-term endorsements and/or premium audits. We reduced our final audit premium accruals by approximately $2.7 million for the three months ended March 31, 2021 to reflect our estimate of the exposure adjustments on our in-force policies we anticipate returning to our policyholders from the impact of the economic contraction.
Despite government mandates and legislative changes related to the COVID-19 pandemic, including the presumption of COVID-19 compensability for all or certain occupational groups in many states, we experienced a decline in the frequency and severity of compensable indemnity claims in the first quarter of 2021. This decline was experienced in nearly all states, including California.
Overall, we recorded lower losses and LAE per dollar of premium earned in the 2021 accident year than in the 2020 accident year.

Results of Operations
Our results of operations are as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Gross premiums written	$148.3	$184.7
Net premiums written	$146.9	$183.4

Net premiums earned	$133.9	$167.9
Net investment income	18.4	19.9
Net realized and unrealized gains (losses) on investments	10.9	(61.1)
Other income	0.4	0.3
Total revenues	163.6	127.0

Losses and LAE	69.6	104.3
Commission expense	16.8	21.3
Underwriting and general and administrative expenses	46.6	46.7
Interest and financing expenses	0.1	—
Other expenses	2.9	—
Total expenses	136.0	172.3
Income tax expense (benefit)	4.5	(10.4)
Net income (loss)	$23.1	$(34.9)
Overview
Our net income (loss) was $23.1 million and $(34.9) million for the three months ended March 31, 2021 and 2020, respectively. The key factors that affected our financial performance during the three months ended March 31, 2021, compared to the same period of 2020 included:
•Net premiums earned decreased 20.3%;
•Losses and LAE decreased 33.3%;
•Net investment income decreased 7.5%; and
•Net realized and unrealized gains (losses) on investments were $10.9 million and $(61.1) million, respectively.
Summary of Consolidated Financial Results
Gross Premiums Written
Gross premiums written were $148.3 million and $184.7 million for the three months ended March 31, 2021 and 2020, respectively. The year-over-year decrease was related to our Employers segment. See "—Summary of Financial Results by Segment —Employers".
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
Net investment income decreased 7.5% three months ended March 31, 2021, compared to the same period of 2020. The decrease was primarily due to lower interest rates year-over-year impacting bond yields. The average pre-tax book yield on invested assets decreased to 3.0% as of March 31, 2021, down from 3.2% as of March 31, 2020. Average invested assets, including cash and cash equivalents, decreased year-over-year.
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
Net realized and unrealized gains (losses) on investments were $10.9 million and $(61.1) million for the three months ended March 31, 2021 and 2020, respectively. The net realized and unrealized gains on investments for the three months ended March 31, 2021 and 2020 included $10.1 and $(54.2) million of net realized and unrealized gains (losses) on equity securities and other investments, respectively, and $0.8 million and $(6.9) million of net realized gains (losses) on fixed maturity securities, respectively.
The net investment gains and losses on our equity securities during the three ended March 31, 2021 and 2020 were largely consistent with the performance of U.S. equity markets. Our net losses on fixed maturity securities during the three months ended March 31, 2020 were largely the result of widening credit spreads between the yield on the fixed maturities we held versus that of U.S. Treasuries, despite decreases in market interest rates during the period. The net investment gains on our fixed maturity securities for the three months ended March 31, 2021 increased by a $0.5 million related to the change in allowance for expected credit losses and for the three months ended March 31, 2020 the net investment gains on our fixed maturity securities was reduced by $10.7 million for the allowance for expected credit losses, respectively.
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
Our current accident year loss estimate considered year-over-year decreases in indemnity claims frequency and severity. Total claims costs have also been reduced by cost savings associated with increased claims settlement activity that occurred during the first quarter of 2021. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. See "—Summary of Financial Results by Segment —Employers".
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
Interest and Financing Expenses
Interest and financing expenses include credit facility fees and interest, letter of credit fees, finance lease interest, and other financing fees.

Other Expenses
During the three months ended March 31, 2021, we recorded $2.9 million of employee severance costs resulting from a first quarter 2021 reduction-in-force. This action was taken to better align our expenses with our current revenues.
Income Tax Expense
Income tax expense (benefit) was $4.5 million and $(10.4) million for the three months ended March 31, 2021 and 2020, respectively, representing effective tax rates of 16.3% and 23.0% for the same periods, respectively. The effective rates during each of the periods presented included income tax benefits associated with tax-advantaged investment income, LPT adjustments, and deferred gain amortization.
Summary of Financial Results by Segment
EMPLOYERS
The components of Employers' net income (loss) before income taxes are set forth in the following table:

	Three Months Ended
	March 31,
	2021	2020
	(dollars in millions)
Gross premiums written	$148.0	$184.7
Net premiums written	$146.6	$183.4

Net premiums earned	$133.9	$167.9
Net investment income	17.6	18.6
Net realized and unrealized gains (loss) on investments	10.8	(57.3)
Other income	0.4	0.3
Total revenues	162.7	129.5

Losses and LAE	71.7	106.7
Commission expense	16.8	21.3
Underwriting expenses	37.3	39.2
Other expenses	2.9	—
Total expenses	128.7	167.2

Net income (loss) before income taxes	$34.0	$(37.7)

Underwriting income	$8.1	$0.7

Combined ratio	93.9%	99.5%
Underwriting Results
Gross Premiums Written
Gross premiums written were $148.0 million and $184.7 million for the three months ended March 31, 2021 and 2020, respectively. The year-over-year decrease was primarily driven by the impacts of the COVID-19 pandemic, including declines in payrolls for many of our insureds, upon which our premiums are based, particularly in our restaurant and hospitality classes. We reduced our final audit accruals by approximately $2.7 million for the three months ended March 31, 2021 to reflect our estimate of the exposure adjustments on our in-force policies we anticipate returning to our policyholders from the impact of the economic contraction. As many businesses have begun to reopen, we have experienced year-over-year increases in new business submissions and new policies written in nearly all of the states in which we operate, with the notable exception of California. Despite the increases in new non-California business policies that we have experienced in recent periods, our new business premium has fallen, driven primarily by declines in average policy size. Additionally, non-renewals of certain unprofitable accounts and year-over-year decreases in average rates in many of the states in which we do business further impacted our gross premiums written.
Net premiums written were $146.6 million and $183.4 million for the three ended March 31, 2021 and 2020, respectively. Reinsurance premiums ceded were $1.4 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively.

Net Premiums Earned
Net premiums earned were $133.9 million and $167.9 million for the three months ended March 31, 2021 and 2020, respectively.
The following table shows the percentage change in Employers' in-force premiums, policy count, average policy size, and payroll exposure upon which our premiums are based, overall, for California, where 45% of our premiums were generated, and for all other states, excluding California:

	As of March 31, 2021
	Year-to-Date Change			Year-Over-Year Change
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	(4.3)%	(4.1)%	(4.5)%	(14.0)%	(18.8)%	(9.5)%
In-force policy count	1.0	(1.0)	2.2	2.9	(8.4)	11.2
Average in-force policy size	(5.2)	(3.1)	(6.6)	(16.4)	(11.4)	(18.6)
In-force payroll exposure	(1.8)	(0.4)	(2.4)	(2.3)	(7.1)	0.3
The following table shows Employers' in-force premiums and number of policies in-force for each state with approximately five percent of our in-force premiums and all other states combined for the periods presented:

	March 31, 2021		December 31, 2020		March 31, 2020		December 31, 2019
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$251.2	39,199	$262.0	39,610	$309.5	42,794	$329.8	43,079
Florida	38.5	7,255	37.9	6,898	37.3	6,110	36.3	5,822
New York	25.5	6,681	26.7	6,657	31.3	6,302	31.7	5,679
Other (43 states and D.C.)	237.5	51,155	251.1	50,124	264.5	46,134	266.7	44,019
Total	$552.7	104,290	$577.7	103,289	$642.6	101,340	$664.5	98,599
Alternative distribution channels generated $147.6 million and $161.4 million, or 26.7% and 25.1%, of our in-force premiums as of March 31, 2021 and 2020, respectively. We believe that the bundling of payroll-related products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnerships and alliances.
The COVID-19 pandemic and its ongoing impacts on the marketing and distribution of our insurance products, including potential for the further and/or prolonged disruption of business of our independent agents and strategic partnerships and alliances, remains uncertain.
Losses and LAE, Commission Expenses, and Underwriting Expenses
The following table presents calendar year combined ratios for our Employers segment.

	Three Months Ended
	March 31,
	2021	2020
Loss and LAE ratio	53.5%	63.5%
Commission expense ratio	12.5	12.7
Underwriting expense ratio	27.9	23.3
Combined Ratio	93.9%	99.5%

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
The table below reflects prior accident year loss and LAE reserve adjustments and the impact to loss ratio.

	Three Months Ended
	March 31,
	2021	2020
	(dollars in millions)
Losses and LAE	$71.7	$106.7
Prior accident year favorable development, net	13.9	3.5
Current accident year losses and LAE	$85.6	$110.2

Current accident year loss and LAE ratio	63.9%	65.6%

The decrease in our losses and LAE during the three months ended March 31, 2021 compared to the same period of 2020 was primarily due to lower earned premiums and increased favorable prior year loss development. Favorable prior accident year loss development totaled $13.9 million during the three months ended March 31, 2021, which included $13.4 million of net favorable development on our voluntary business and $0.5 million of favorable development on our assigned risk business, respectively. Favorable development for the three months ended March 31, 2020 totaled $3.5 million, which included $3.0 million of net favorable development on our voluntary business and $0.5 million of favorable development on our assigned risk business, respectively. Favorable prior accident year loss development on our voluntary business during the three months ended March 31, 2021 was the result of observed favorable paid loss cost trends related primarily to accident years 2017 and prior. Favorable prior accident year loss development on our voluntary business during the three months ended March 31, 2020 was the result of observed favorable loss cost trends, primarily for accident years 2010 and prior. In addition to the observed trends for accident years 2010 and prior, favorable loss cost trends for the more recent accident years observed over the past several quarters continued into the first quarter of 2020; however, we believe that the economic conditions resulting from the COVID-19 pandemic introduced an increased risk of cumulative trauma claims and latent claim reporting, particularly for the more recent prior accident years. As a result, during the three months ended March 31, 2020, we limited the recognition of favorable development for accident years subsequent to 2010, which were not impacted by the last recession.
Our current accident year loss and LAE ratio was 63.9% and 65.6% for the three months ended March 31, 2021 and 2020, respectively. The decrease in our current accident year ratio during the three months ended March 31, 2021 was primarily due to a decline in indemnity claim frequency and severity. Our current accident year loss and LAE ratio continues to reflect the impact of our key business initiatives, including an emphasis on the accelerated settlement of open claims; diversifying our risk exposure across geographic markets; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all markets.
Commission Expense Ratio. The commission expense ratio was 12.5% and 12.7% for the three months ended March 31, 2021 and 2020, respectively. Our commission expenses were $16.8 million and $21.3 million for the three months ended March 31, 2021 and 2020, respectively. Our commission expense ratio decreased 0.2 percentage points, or 1.6% for the three months ended March 31, 2021, compared to the same period of 2020, primarily the result of a lower concentration of alternative distribution channels, which is subject to a higher commission rate.
Underwriting Expenses Ratio. The underwriting expense ratio was 27.9% and 23.3% for the three months ended March 31, 2021 and 2020, respectively. Our underwriting expenses were $37.3 million and $39.2 million for the three months ended March 31, 2021 and 2020, respectively. Our underwriting and other operating expenses ratio increased 4.6 percentage points, or 19.7%, for the three months ended March 31, 2021, compared to the same period of 2020, primarily driven by year-over-year decreases in net premiums earned. During the three months ended March 31, 2021, bad debt expenses decreased $1.3 million and professional fees decreased $1.1 million, partially offset by an increase in depreciation and amortization expenses of $1.0 million, each compared to the same period of 2020.

Underwriting Income
Underwriting income for our Employers segment was $8.1 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, Other Income, Interest and Financing Expenses and Other Expenses see "—Results of Operations —Summary of Consolidated Financial Results".
CERITY
The components of Cerity's net loss before income taxes are set forth in the following table:

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Gross premiums written	$0.3	$—
Net premiums written	$0.3	$—

Net premiums earned	$—	$—
Net investment income	0.7	0.8
Net realized and unrealized gains (losses) on investments	0.1	(1.7)
Total revenues	0.8	(0.9)

Underwriting expenses	3.7	3.8
Total expenses	3.7	3.8

Net loss before income taxes	$(2.9)	$(4.7)

Underwriting loss	$(3.7)	$(3.8)

Combined ratio	n/m	n/m
n/m - not meaningful
Underwriting Results
Gross Premiums Written and Net Premiums Written
Gross premiums written and net premiums written were $0.3 million and less than $0.1 million for the three ended March 31, 2021 and 2020, respectively.
Net Premiums Earned
Net premiums earned were less than $0.1 million for each of the three months ended March 31, 2021 and 2020.
Underwriting Expenses
Underwriting expenses for our Cerity segment were $3.7 million and $3.8 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, our compensation-related expenses decreased $0.5 million, partially offset by an increase in marketing expenses of $0.4 million, each compared to the same period of 2020.
Underwriting Loss
Underwriting losses for our Cerity segment were $3.7 million and $3.8 million for the three months ended each March 31, 2021 and 2020, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Income
For a further discussion of non-underwriting related income, including Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, see "–Results of Operations –Summary of Consolidated Financial Results Consolidated."

CORPORATE AND OTHER
The components of Corporate and Other's net loss before income taxes are set forth in the following table:

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Net investment income	0.1	0.5
Net realized and unrealized losses on investments	—	(2.1)
Total revenues	0.1	(1.6)

Losses and LAE - LPT	(2.1)	(2.4)
General and administrative expenses	5.6	3.7
Interest and financing expenses	0.1	—
Total expenses	3.6	1.3

Net loss before income taxes	$(3.5)	$(2.9)
Losses and LAE - LPT
The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive Income.

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Amortization of the Deferred Gain related to losses	$1.7	$2.0
Amortization of the Deferred Gain related to contingent commission	0.4	0.4
Total impact of the LPT	$2.1	$2.4
General and Administrative Expenses
General and administrative expenses primarily consist of compensation related expenses, professional fees, and other corporate expenses at the holding company level. General and administrative expenses were $5.6 million and $3.7 million for three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, our Corporate and Other compensation-related expenses increased $2.3 million in connection with the April 1, 2021 retirement of Douglas D. Dirks, our former President and Chief Executive Officer. This increase in expenses reflected: (i) an acceleration of certain of his outstanding share-based awards pursuant to the retirement provisions of such awards; and (ii) additional vesting of certain of his outstanding share-based awards, as approved by the Board of Directors during the first quarter of 2021.
Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, and Interest and Financing Expenses see "—Results of Operations —Summary of Consolidated Financial Results".
Liquidity and Capital Resources
COVID-19 Considerations
The impacts of the COVID-19 pandemic on the U.S. economy, our current operations and our investment portfolio have been significant. Nonetheless we believe that the liquidity available to our holding company and its operating subsidiaries remains adequate and we do not currently foresee a need to: (i) suspend ordinary dividends, or forego repurchases of our common stock; (ii) seek a capital infusion; or (iii) seek any material non-investment asset sales. Furthermore, the holding company has no outstanding debt obligations and its operating subsidiaries have no interest-bearing debt obligations.
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
Our insurance subsidiaries’ ability to pay dividends to their parent is based on reported capital, surplus, and dividends paid within the prior twelve months. During the first quarter of 2021, EICN made a $12.5 million cash dividend payment to its parent company. As a result of that payment, EICN cannot pay any dividends for the remainder of 2021 without prior regulatory approval.
Total cash and investments at the holding company were $18.6 million at March 31, 2021, consisting of $7.5 million of cash and cash equivalents, $10.7 million of fixed maturity securities, and $0.4 million of equity securities.
On December 15, 2020, EHI entered into a Credit Agreement (the Credit Agreement) with a syndicate of financial institutions. The Credit Agreement provides EHI with a $75.0 million three-year revolving credit facility. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes. Pursuant to the Credit Agreement, EHI has the option to request an increase of the credit available under the facility, up to a maximum facility amount of $125.0 million, subject to the consent of lenders and the satisfaction of certain conditions. EHI borrowed and subsequently repaid $12.0 million under the Credit Agreement during the three months ended March 31, 2021. EHI had no outstanding advances under the Credit Agreement at March 31, 2021.
The interest rates applicable to loans under the Credit Agreement are generally based on a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Eurodollar rate (which will convert to an alternative reference rate once LIBOR is discontinued) plus a specified margin, ranging from 1.25% to 2.25%. Total interest paid during the three months ended March 31, 2021 was less than $0.1 million.
The Credit Agreement contains covenants that require us to maintain: (i) a minimum consolidated net worth of no less than 70% of our stockholders’ equity as of September 30, 2020, plus 50% of our aggregate net income thereafter; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. At March 31, 2021, we were in compliance with all debt covenants.
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
Total cash and investments held by our operating subsidiaries was $2,832.2 million at March 31, 2021, consisting of $78.1 million of cash and cash equivalents, $2,474.7 million of fixed maturity securities, $236.0 million of equity securities, $42.4 million of other invested assets, and $1.0 million of short-term investments. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of March 31, 2021 consisted of $77.9 million of cash and cash equivalents, $229.3 million of publicly traded equity securities whose proceeds are available within three business days, $874.9 million of highly liquid fixed maturity securities whose proceeds are available within three business days, and $1.0 million of short-term investments whose proceeds are available within three business days. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
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
On May 11, 2020, our insurance subsidiaries received a total of $35.0 million of advances under the FHLB Advance Program. The advances were secured by collateral previously pledged to the FHLB by our insurance subsidiaries in support of our existing collateralized advance facility, which has been reduced by the amount of these outstanding advances. Our insurance subsidiaries repaid $15.0 million on November 4, 2020 and $5.0 million on March 31, 2021. The remaining advances of $15.0 million are required to be repaid to the FHLB by May 11, 2021.
FHLB membership also allows our insurance subsidiaries access to standby Letter of Credit Agreements. On January 26, 2021, we chose to amend our existing Letter of Credit Agreements among the FHLB, ECIC and EAC to decrease their respective credit amounts. The current Letter of Credit Agreements, as amended, are in the amounts of $50.0 million for EAC, $70.0 million for ECIC, and $10.0 million for EPIC. The amended Letter of Credit Agreements will expire on March 31, 2022. The

Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times (See Note 10).
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
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $925.6 million and $768.7 million were on deposit at March 31, 2021 and December 31, 2020, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $130.0 million and $275.0 million of securities on deposit at March 31, 2021 and December 31, 2020, respectively.
Certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $3.1 million and $3.2 million at March 31, 2021 and December 31, 2020, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the three months ended:

	March 31,
	2021	2020
	(in millions)
Cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(11.4)	$15.5
Investing activities	(39.8)	56.2
Financing activities	(23.8)	(52.5)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(75.0)	$19.2
For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2021 included net premiums received of $135.7 million and investment income received of $18.0 million. These operating cash inflows were offset by net claims payments of $101.9 million, underwriting and general and administrative expenses paid of $44.1 million, and commissions paid of $19.0 million.
Net cash provided by operating activities for the three months ended March 31, 2020 included net premiums received of $178.7 million and investment income received of $22.7 million. These operating cash inflows were partially offset by net claims payments of $102.6 million, underwriting and general and administrative expenses paid of $62.6 million, and commissions paid of $23.1 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 was primarily related to the investment of premiums received and reinvestment of funds from investment sales, maturities, redemptions, and interest income. These investing cash outflows were partially offset by investment sales, maturities and redemptions whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases.
Net cash provided by investing activities for the three months ended March 31, 2020 was primarily related to sales, maturities, and redemptions of investments whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases, partially offset by the investment of premiums received and reinvestment of funds from investment sales, maturities, redemptions, and interest income.

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2021 was primarily related to common stock repurchases, stockholder dividend payments, and repayments of FHLB advances. During the three months ended March 31, 2021, we borrowed and subsequently repaid $12.0 million under the Credit Agreement.
Net cash used in financing activities for the three months ended March 31, 2020 was primarily related to common stock repurchases and stockholder dividend payments.
Dividends
We paid $7.1 million and $8.0 million in dividends to our stockholders for the three months ended March 31, 2021 and 2020, respectively. The declaration and payment of future dividends to common stockholders will be at the discretion of our Board of Directors and will depend upon many factors including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors our Board of Directors deem relevant. On April 21, 2021, the Board of Directors declared a $0.25 dividend per share, payable May 19, 2021, to stockholders of record on May 5, 2021.
Share Repurchases
We repurchased 298,546 shares of our common stock for $9.6 million during the three months ended March 31, 2021. Future repurchases of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, general business and social economic conditions, legal, tax, regulatory, and/or contractual restrictions, and any other factors our Board of Directors deems relevant.
Capital Resources
As of March 31, 2021, the capital resources available to us consisted of $1,186.6 million of stockholders’ equity and the $123.3 million Deferred Gain.
Contractual Obligations and Commitments
The following table identifies our contractual obligations and commitments as of March 31, 2021.

	Payment Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Operating leases	$20.4	$4.0	$9.6	$4.7	$2.1
Non-cancellable contracts	24.2	5.2	9.0	9.2	0.8
FHLB advances	15.0	15.0	—	—	—
Finance leases	0.6	0.1	0.4	0.1	—
Unpaid losses and LAE reserves (1)(2)	2,034.1	308.8	388.8	237.4	1,099.1
Unfunded investment commitments	57.9	57.9	—	—	—
Total contractual obligations	$2,152.2	$391.0	$407.8	$251.4	$1,102.0
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
(2)The unpaid losses and LAE reserves are presented gross of reinsurance recoverables for unpaid losses, which were as follows for each of the periods presented above:

	Recoveries Due By Period
	Total	Less Than 1-Year	1-3 Years	4-5 Years	More Than 5 Years
	(in millions)
Reinsurance recoverables on unpaid losses and LAE	$(492.3)	$(32.0)	$(56.1)	$(50.3)	$(353.9)
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total return; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance.

As of March 31, 2021, the total cost and amortized cost of our investments recorded at fair value was $2,511.2 million and its fair value was $2,716.1 million. These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.
As of March 31, 2021, our investment portfolio consisted of 90% fixed maturity securities. We strive to limit the interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 3.8 at March 31, 2021. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “A+,” using ratings assigned by Standard & Poor’s (S&P) or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity securities portfolio had a weighted average quality of “A+” as of March 31, 2021, with 47.9% of the portfolio rated “AA” or better, based on market value. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $229.7 million at March 31, 2021, which represented 9% of our investment portfolio at that time. We also have a $6.7 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our Other invested assets made up 2% of our investment portfolio as of March 31, 2021 and include private equity limited partnerships and convertible preferred shares of real estate investment trusts. Our investments in private equity limited partnerships totaled $22.4 million at March 31, 2021 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 10 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. We expect to receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment or portion thereof, from time-to-time during the full course of the fund term. As of March 31, 2021, we had unfunded commitments to these private equity limited partnerships totaling $57.9 million. Our investments in convertible preferred shares of real estate investment trusts totaled $20.0 million at March 31, 2021 and are non-redeemable until conversion and are periodically evaluated for impairment based on the ultimate recovery of the investment.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, the average ending book yield, and the average ending tax equivalent yield (each based on the book value of each category of invested assets) as of March 31, 2021.

Category	Estimated Fair Value	Percentage of Total	Book Yield	Tax Equivalent Yield (1)
	(in millions, except percentages)
U.S. Treasuries	$78.3	2.9%	2.1%	2.1%
U.S. Agencies	3.0	0.1	2.4	2.4
States and municipalities	442.3	16.3	2.9	2.9
Corporate securities	1,107.3	40.7	3.2	3.2
Residential mortgage-backed securities	431.9	15.9	2.3	2.3
Commercial mortgage-backed securities	98.0	3.6	3.1	3.1
Asset-backed securities	50.7	1.9	3.5	3.5
Collateralized loan obligations	84.3	3.1	1.9	1.9
Foreign government securities	12.3	0.5	2.8	2.8
Other securities	177.3	6.5	3.5	3.5
Equity securities	229.7	8.5	3.2	3.6
Short-term investments	1.0	—	5.8	5.8
Total investments at fair value	$2,716.1	100.0%
Weighted average yield			3.0%	3.2%

(1) Computed using a statutory income tax rate of 21%

The following table shows the percentage of total estimated fair value of our fixed maturity securities as of March 31, 2021 by credit rating category, using the lower of the ratings assigned by Moody’s Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	8.2%
“AA”	39.7
“A”	28.4
“BBB”	15.4
Below Investment Grade	8.3
Total	100.0%
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
In addition to recognizing realized gains and losses upon the disposition of an investment security, we also recognize realized gains or losses on AFS debt securities for changes in expected credit losses. As of March 31, 2021, we have a $0.2 million allowance for expected credit losses on AFS debt securities. During the three months ended March 31, 2021, we recognized a $0.5 million decrease in our allowance for expected credit losses on AFS debt securities due to price recoveries and reductions in the allowance from disposals. The remaining fixed maturity securities whose total fair value was less than amortized cost at March 31, 2021, were those in which we had no intent, need, or requirement to sell at an amount less than their amortized cost.
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
The recent economic disruptions caused by the COVID-19 pandemic have increased the credit risk associated with certain of our investment holdings, reinsurance recoverables and premiums receivable. As of March 31, 2021, we have a $0.2 million allowance for expected credit losses on our fixed maturity portfolio. See Note 5 to the consolidated financial statements.

Interest Rate Risk
Investments
The fair value of our fixed maturity portfolio is exposed to interest rate risk, which is the risk of a change in fair value resulting from changes in prevailing interest rates, which we strive to limit by managing duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 3.8 at March 31, 2021. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and the impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of March 31, 2021. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $2,485.4 million as of March 31, 2021, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(284.6)	(12.2)%
200 basis point rise	(146.8)	(6.3)
100 basis point rise	(95.1)	(4.1)
50 basis point decline	46.2	2.0
100 basis point decline	91.6	3.9
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of March 31, 2021, the par value of our commercial and residential mortgage-backed securities holdings was $500.7 million, and the amortized cost was 103.0% of par value. Since a majority of our mortgage-backed securities were purchased at a premium or discount that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The commercial and residential mortgage-backed securities portion of the portfolio totaled 19.5% of total investments as of March 31, 2021. Agency-backed residential mortgage pass-throughs totaled $387.1 million, or 89.6%, of the residential mortgage-backed securities portion of the portfolio as of March 31, 2021.
Equity Price Risk
Equity price risk is the risk that we may incur losses in the fair value of the equity securities we hold in our investment portfolio. Adverse changes in the market prices of the equity securities we hold in our investment portfolio would result in decreases in the fair value of our total assets on our Consolidated Balance Sheets and in net realized and unrealized gains and losses on our Consolidated Statements of Comprehensive Income. Economic and market disruptions caused by the COVID-19 pandemic have resulted in volatility in the fair value of our equity securities. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors.

The table below shows the sensitivity of our equity securities at fair value to price changes as of March 31, 2021:

(in millions)	Cost	Fair Value	20% Fair Value Decrease	Pre-tax Impact on Total Equity Securities	20% Fair Value Increase	Pre-tax Impact on Total Equity Securities
Equity securities	$124.8	$229.7	$183.8	$(45.9)	$275.6	$45.9
Effects of Inflation
Inflation could significantly impact our financial statements and results of operations. Our estimates for losses and LAE include assumptions about the timing of closure and future payment of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above established reserves, we will be required to increase those reserves for losses and LAE, reducing our earnings in the period in which the deficiency is identified. We consider inflation in the reserving process by reviewing cost trends and our historical reserving results. We also consider indemnity and medical cost trends in determining the adequacy of our rates.
Fluctuations in rates of inflation also influence interest rates, which in turn impact the market value of our investment portfolio and yields on new investments. Operating expenses, including payrolls, are also impacted to a certain degree by inflation.
The COVID-19 pandemic has created increased uncertainty about the path of the U.S. economy, consumer behavior, and workplace norms in the years ahead. Recent supply and demand shocks and dramatic changes in fiscal policy may lead to higher levels of inflation in future periods.
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
Item 1A.  Risk Factors
We have disclosed in our Annual Report the most significant risk factors that can impact year-to-year comparisons and that may affect the future performance of the Company's business. On a quarterly basis, we review these disclosures and update the risk factors, as appropriate. As of the date of this report, there have been no material changes to the risk factors contained in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the Company’s repurchases of its common stock during the first quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
January 1 - January 31	177,513	$32.62	177,513	$22.7
February 1 - February 28	120,000	31.56	120,000	18.9
March 1 - March 31	1,033	36.90	1,033	18.9
	298,546	$32.21	298,546
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	File No.	Exhibit	Filing Date
*10.1	Separation and Release Agreement dated March 8, 2021 between Employers Holdings, Inc. and Douglas D. Dirks		8-K	001-33245	10.1	March 8, 2021
*10.2	Offer of Employment Letter dated December 8, 2020 from Employers Holdings, Inc. to Christopher W. Laws		8-K	001-33245	10.1	April 5, 2021
*10.3	Separation and Release Agreement dated March 17, 2021 between Employers Holdings, Inc. and Stephen V. Festa	X
10.4	Amendment No. 3 to Irrevocable Standby Letter of Credit No. 2018-10 between EPIC and FHLB, dated January 26, 2021	X
10.5	Amendment No. 3 to Irrevocable Standby Letter of Credit No. 2018-08 between EAC and FHLB, dated January 26, 2021	X
31.1	Certification of Katherine H. Antonello Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Katherine H. Antonello Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
—————
*Represents management contracts and compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	April 26, 2021	/s/ Michael S. Paquette
Michael S. Paquette
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)