Form 10-K
period 2021-12-31
Employers Holdings, Inc.
filed 2022-02-24
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was $858,824,115.
As of February 17, 2022, there were 27,729,463 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated by reference in Items 11, 12, 13 and 14 of Part III of this report.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
Unless otherwise indicated, all references to "we," "us," "our," the "Company" or similar terms refer to Employers Holdings, Inc., together with its subsidiaries. In this Annual Report on Form 10-K, the Company and its management discuss and make statements based on currently available information regarding their intentions, beliefs, current expectations, and projections of, among other things, the Company's future performance, including the effects of the Coronavirus (COVID-19) pandemic, business growth, retention rates, loss costs, claim trends and the impact of key business initiatives, future technologies and planned investments. Certain of these statements may constitute "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often identified by words such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely," or "continue," or other comparable terminology and their negatives. The Company and its management caution investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in the Company's future performance. Factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements include, among other things, those discussed or identified from time to time in the Company's public filings with the Securities and Exchange Commission (SEC), including the risks detailed in Item 1A, "Risk Factors." Except as required by applicable securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, and Proxy Statements for our Annual Meetings of Stockholders are available free of charge on our website at www.employers.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, and charters for the Audit, Board Governance and Nominating, Executive, Finance, Human Capital Management and Compensation, and Risk Management, Technology and Innovation committees of our Board of Directors are available on our website. Copies of these documents may also be obtained free of charge by written request to Investor Relations, 10375 Professional Circle, Reno, Nevada 89521-4802. The SEC also maintains a website at www.sec.gov that contains the information that we file electronically with the SEC.
Property and Casualty Insurance in General
A widely-used measure of relative underwriting performance for an insurance company is the combined ratio. Combined ratio is calculated by adding: (i) the ratio of losses and loss adjustment expense (LAE) to earned premiums (known as the "loss and LAE ratio"); (ii) the ratio of commission expenses to earned premiums (known as the "commission expense ratio"); and (iii) the ratio of underwriting and general and administrative expenses to earned premiums (known as the "underwriting expense ratio"), with each component determined in accordance with U.S. generally accepted accounting principles (GAAP). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit. A combined ratio over 100% indicates that an insurance company is generating an underwriting loss.
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
Insurance companies operating at a GAAP combined ratio of greater than 100% can be profitable when investment income and net investment gains are taken into account. The length of time between receiving premiums and paying out losses and other expenses, commonly referred to as the "tail," can significantly affect how profitable float can be. Long-tail losses, such as workers' compensation, pay out over longer periods of time which provides us the opportunity to generate significant investment earnings from float.
Underwriting income or loss is determined by deducting losses and LAE, commission expenses, and underwriting and general and administrative expenses from net premiums earned.
Significant Impacts of the COVID-19 Pandemic on our Business
The COVID-19 pandemic has caused a reduction in business activity, widespread unemployment, supply chain interruptions, and overall economic instability. All states, including California where we generated 45% of our in-force premiums as of December 31, 2021, have, in recent times imposed various restrictions on business operations and social gatherings. Certain classes of business that we insure, especially those related to the restaurant and hospitality industries, continue to be affected by these restrictions related to the COVID-19 pandemic.
Further, the impact of inflation on our business and the broader economy, which may be exacerbated by the economic recovery from the COVID-19 pandemic, may also impact our results of operations and financial condition.

New Business Premium Production and Ending Policies In-Force
While new business premium production did not meet our expectations during the first half of 2021, we remain encouraged by the consistent rebound we have experienced since then. For 2021, our new business premiums written were $145.2 million versus $133.3 million in 2020 and $199.8 million in 2019.
We ended the year with a record number of policies in-force, which demonstrates that our policyholders have endured the pandemic and small businesses are actively shopping for workers' compensation coverage. As a result, our new business premium has increased. This growth resulted in part from our appetite expansion efforts which, for 2021, included landscaping, residential janitorial and HVAC maintenance classes.
As vaccination efforts continue and labor market shortages improve, we remain optimistic that rising payrolls will bring further improvement to our top line. In support of this anticipated recovery, we have continued to pursue and advance the significant investments that we have made in delivering a superior customer experience for our independent and digital agents.
Reduction in Underwriting Expenses
Our underwriting expenses in 2021 decreased by 14%, or $23.6 million, from our underwriting expenses in 2020. The 2021 decreases in underwriting expenses resulted from planned expense reductions and employee reductions and departures, which reduced our fixed expenses such as professional fees and compensation, as well as reductions in variable expenses, such as premium taxes and assessments and bad debt expenses, resulting from the decrease in premiums earned.
Fluctuations in Investment Income and Investment Gains and Losses on Fixed Maturity Investments
Our net investment income declined in 2020 and in 2021 in part due to declines in average market interest rates that occurred during those periods. Should interest rates remain at or fall below those historic levels, we would expect to experience future reductions in our net investment income as proceeds from sales, maturities and paydowns of our fixed maturity investments are reinvested into lower-yielding securities. Conversely, should market interest rates increase above those historic levels, we would expect to experience future increases our net investment income as proceeds from sales, maturities and paydowns of our fixed maturity investments are reinvested into higher-yielding securities.
We experienced $69.0 million of pretax net unrealized investment losses on our fixed maturity investments during 2021, which resulted from an increase in market interest rates from December 31, 2020 to December 31, 2021. Subsequent increases in market interest rates have led to further net unrealized investment losses on our fixed maturity investments through the date of the filing of this Annual Report on Form 10-K. Conversely, we experienced $99.9 million and $63.1 million of pretax net unrealized investment gains on our fixed maturity investments during 2019 and 2020, respectively, which resulted from decreases in market interest rates from December 31, 2018 to December 31, 2019 and from December 31, 2019 to December 31, 2020.
Our Strategy
Business Strategy
Our strategy is to pursue profitable growth opportunities across market cycles and maximize total investment returns within the constraints of prudent portfolio management. We pursue profitable growth opportunities by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-term relationships with independent insurance agencies, and developing important alternative distribution channels. We believe that developing and implementing new technologies and capabilities will fundamentally transform and enhance the digital experience of our customers, including: (i) continued investments in new technology, data analytics, and process improvement capabilities focused on improving the agent experience and enhancing agent efficiency; and (ii) the further development of digital insurance solutions, including direct-to-customer workers' compensation coverage. We also continue to execute a number of ongoing business initiatives, including: achieving internal and customer-facing business process excellence; diversifying our risk exposure across geographic markets; and utilizing a multi-company pricing platform and territory-specific pricing.
Environmental, Social and Governance (ESG) Strategy
We are committed to delivering value to our shareholders while being conscientious of Environmental, Social, and Governance concerns.
Environmental concerns include, among other things, dealing with the current climate crisis as well as environmental sustainability. Social concerns include, among other things, diversity, inclusion, human rights and labor standards. Governance concerns include, among other things, Board of Director and management composition, employee relations, executive and employee compensation, bribery and corruption, and cyber risks, including data protection and privacy.
The Board Governance and Nominating Committee of our Board of Directors periodically reviews our ESG programs, including receiving periodic updates from our management responsible for such activities.

The following highlights several of our most significant ESG concerns and opportunities and outlines our strategy with regard to each:
I. Environmental
Investment Portfolio - While we oversee all our investment activities, we employ several independent investment managers (Investment Managers). Our Investment Managers follow our written investment guidelines, which are approved by the Finance Committee of our Board of Directors. Our asset allocation is reevaluated by management and reviewed by the Finance Committee of the Board of Directors on a quarterly basis. We also utilize our Investment Managers' investment advisory services to assist us in developing a tailored set of portfolio targets and objectives.
Our Investment Managers actively monitor the ability of our bond issuers to repay their obligations, remain competitive, and maintain a strong financial position. Environmental, Social, and Governance criteria are significant components of those considerations.
Each of our Investment Managers are signatories to the United Nations Principles for Responsible Investment Group, an independent non-profit organization that encourages investors to use responsible and sustainable investment practices to enhance returns and better manage risks.
Over the past several years, we have also acknowledged California’s Climate Risk Carbon Initiative and have altered our investment strategy to avoid owning investments that could be in direct conflict with that initiative. This initiative was designed to provide the public with information relating to potential climate change-related financial risks faced by California insurance companies resulting from exposure to fossil fuel-based investments.
Natural Catastrophe Exposure - We purchase a significant amount of catastrophe reinsurance annually, and the models used to develop its potential exposure to natural catastrophes consider the potential effects of climate change. We believe that our largest exposure to natural catastrophes is currently U.S. earthquake risk.
We believe, based on the most recent catastrophe modeling software, that with our current reinsurance protection we could withstand a greater than 1 in 1,000 year U.S. earthquake occurrence.
II. Social
Human Capital - We believe that our employees are among our most important resources and they are critical to our continued success, good name and reputation. Our strategy is to attract and retain responsible, talented and experienced individuals through various initiatives that promote inclusion, diversity and fair pay. Through these initiatives, we seek to create an inclusive and engaged work community, minimize employee turnover, and improve recruitment.
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
The Human Capital Management and Compensation Committee of our Board of Directors provides advice and oversight of our policies and strategies in relation to culture and human capital management, including diversity, equity and inclusion.
We had 608 full-time employees at December 31, 2021 and our principal executive offices are located at 10375 Professional Circle in Reno, Nevada.

III. Governance
Board and Management Composition and Conduct - Our Annual Proxy Statements and Annual Reports on Form 10-K provide details regarding the composition of our Board of Directors and our management. As previously mentioned, the Human Capital Management and Compensation Committee of our Board of Directors provides advice, direction and oversight of the Company's policies and strategies in relation to culture and human capital management, including with regard to diversity, equity and inclusion, and is directly responsible for the Company's compensation plans, policies, programs and practices applicable to the chief executive officer and other executive officers, including the Company's executive compensation plans, employee benefit plans, and incentive-compensation and equity-based plans.
All members of our Board of Directors are independent, with the exception of our CEO Katherine Antonello. Our Board of Directors’ Committee Charters, Corporate Governance Guidelines, Related Person Transactions Policy and Procedures, Code of Business Conduct and Ethics, and Code of Ethics for Senior Financial Officers are posted on the Company's website at www.employers.com.
Information Security and Cybersecurity - Our operations rely on the secure processing, storage, and transmission of personal, confidential, and other information. Our business, including our ability to adequately price products and services, establish reserves, provide an effective and secure service to our customers and report our financial results in a timely and accurate manner, depends significantly on the integrity, availability, and timeliness of the data we maintain, as well as the data held by third party service providers.
In an effort to ensure the privacy, confidentiality, and integrity of this data, we continually enhance our cyber and other information security in order to remain secure against emerging threats, as well as increase our ability to detect, and recover from, a cyber-attack or unauthorized access.
Our Risk Management, Technology and Innovation Committee of the Board of Directors reviews and advises on our: (i) information security and data privacy risks, including the assessment, analysis and mitigation of related risks; and (ii) cybersecurity strategy, including: identification and assessment of internal and external cybersecurity risks; protection against cyber security risks; detection, response and mitigation of negative effects from cyber-attacks.
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
We also believe in returning equity capital not needed for these purposes to our stockholders through regular quarterly dividends and, when feasible, common stock repurchases. During the three-year period ending December 31, 2021, we paid dividends on our common stock totaling $87.8 million and we repurchased a total of $209.1 million of our common stock. Any future returns of equity capital to our stockholders are dependent on a variety of factors, including our financial position, holding company liquidity, share price, corporate and regulatory requirements, and any other factors that our Board of Directors deems relevant.
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
We had total assets of $3.8 billion and $3.9 billion at December 31, 2021 and 2020, respectively. The following table highlights key results of our operations for the last three years.

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Net premiums written	$583.1	$574.9	$691.5
Total revenues	703.1	711.4	835.9
Net income	119.3	119.8	157.1
Our insurance subsidiaries are domiciled in the following states:

State of Domicile
Employers Insurance Company of Nevada (EICN)	Nevada
Employers Compensation Insurance Company (ECIC)	California
Employers Preferred Insurance Company (EPIC)	Florida
Employers Assurance Company (EAC)	Florida
Cerity Insurance Company (CIC)	New York
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
Premium Audit
We conduct premium audits on substantially all of our policyholders annually upon the policy expiration or termination. Premium audits allow us to comply with applicable state and reporting bureau requirements and to verify that policyholders have accurately reported their payroll and employee job classifications. We also selectively perform audit reviews and/or update renewal payroll on policies in certain classes of business or if unusual claims are filed or concerns are raised regarding projected annual payrolls, which could result in substantial variances at final audit. These variances, which can be significant, may result in adjustments to our written and earned premiums, as well as our net losses and LAE, in the periods in which they become known.
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
Reportable Segments
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
The nature and composition of each reportable segment and our Corporate and Other activities are as follows:
The Employers segment represents the traditional business offered under our EMPLOYERS brand name through our agents, including business originated from our strategic partnerships and alliances.
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

Development and Implementation of New Technologies and Capabilities
We believe that our ongoing plan to develop and implement new technologies and capabilities will fundamentally transform and enhance the digital experience of our customers, including: (i) further investments in new technologies, data analytics, and process improvement capabilities focused on improving the agent experience and enhancing agent efficiency; and (ii) further development of Cerity, which offers digital insurance solutions, including direct-to-customer workers' compensation coverage. We believe that these technological and intellectual capabilities will support our future growth initiatives, provide direct access to workers' compensation insurance to those customers seeking an online experience, provide us with greater pricing precision and flexibility, and promote long-term value creation. As part of our continued technology and process improvement initiatives, we implemented a new comprehensive claims system in 2021, which we believe has enhanced and streamlined our claims handling processes and has positioned us for further improvement.
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
Workers' Compensation Premiums
The workers' compensation insurance industry classifies risks into seven hazard groups, as defined by the National Council on Compensation Insurance (NCCI), based on the expected extreme loss per claim, with businesses in the first or lowest group having the lowest expected extreme loss per claim.
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
Our total in-force premiums were $571.4 million, $577.9 million and $664.6 million as of December 31, 2021, 2020, and 2019, respectively. In-force premiums represent the estimated annual premium on all policies that are active and in-force at that date. More specifically, in-force premiums include policy endorsements but excludes final audit premium. We focus on in-force premium because it represents premium that is available for renewal in the future.
The following table sets forth our in-force premiums by hazard group and as a percentage of our total in-force premiums as of December 31:

Hazard Group	2021	Percentage of 2021 Total	2020	Percentage of 2020 Total	2019	Percentage of 2019 Total
	(in millions, except percentages)
A	$125.6	22.0%	$138.1	23.9%	$185.4	27.9%
B	162.8	28.5	161.6	28.0	175.9	26.5
C	173.0	30.3	170.4	29.5	183.2	27.6
D	92.1	16.1	92.1	15.9	103.4	15.6
E	15.1	2.6	12.8	2.2	14.1	2.1
F	2.3	0.4	2.3	0.4	2.0	0.3
G	0.5	0.1	0.6	0.1	0.6	<0.1
Total	$571.4	100.0%	$577.9	100.0%	$664.6	100.0%
In-force premiums for our top ten employer classifications as of December 31, 2021, and as a percentage of our total in-force premiums as of December 31, 2021, 2020, and 2019 were as follows:

	2021		2020	2019
Employer Classifications	In-force Premiums	Percentage of Total	Percentage of Total	Percentage of Total
	(in millions, except percentages)
Restaurants and Other Eating Places	$120.4	21.1%	23.4%	24.7%
Traveler Accommodation	41.8	7.3	7.4	7.8
Automobile Dealers	25.9	4.5	5.0	4.4
Automotive Repair and Maintenance	24.1	4.2	4.5	3.7
Offices of Physicians	21.0	3.7	3.7	2.9
Real Estate Management	18.9	3.3	3.6	3.2
Services to Buildings and Dwellings	17.9	3.1	2.5	1.0
Schools	17.1	3.0	2.9	2.3
Other Store Retailers	15.1	2.6	2.8	2.4
Wholesale Stores	14.8	2.6	2.6	2.3
Total	$317.0	55.4%	58.4%	54.7%
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
As of December 31, 2021 and 2020, our policyholders had average annual in-force premiums of $5,131 and $5,584, respectively. We are not dependent on any single policyholder and the loss of any single policyholder would not have a material adverse effect on our business.
The following table shows our in-force premiums and number of policies in-force for each of our largest states and all other states combined as of December 31:

	2021		2020		2019
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$258.4	40,704	$262.0	39,610	$329.8	43,079
Florida	41.1	7,989	37.9	6,898	36.3	5,822
New York	24.5	7,307	26.7	6,657	31.7	5,679
Other (43 states and D.C.)	247.4	55,350	251.3	50,341	266.8	44,104
Total	$571.4	111,350	$577.9	103,506	$664.6	98,684
From 2019 through 2021, our total in-force premiums decreased 14.0% while the number of policies in-force increased 12.8%. During the same period, our in-force premiums and policy count in California decreased 21.6% and 5.5%, respectively, reflecting, in all periods, our efforts to continue to diversify and grow our business in new and profitable markets and, beginning in 2020, the impact of various restrictions on business operations and social gatherings throughout the state of

California. We cannot be certain how these trends will ultimately impact our future consolidated financial position and results of operations.
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
Our premium rates are based upon actuarial analyses for each state in which we do business, except in administered pricing states, where premium rates are set by state insurance regulators and are adjusted periodically.
The insurance industry is highly competitive, and there is significant competition in the national workers' compensation industry that is based on price, commissions and quality of services. We compete with other specialty workers' compensation carriers, state funds, multi-line insurance companies, professional employer organizations, self-insurance funds, and state insurance pools.
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
Excess of Loss Reinsurance
Our current reinsurance program applies to all covered losses occurring between 12:01 a.m. July 1, 2021 and 12:01 a.m. July 1, 2022 and consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions. The coverage under our annual reinsurance programs that ended each of July 1, 2021 and 2020 was $190.0 million in excess of our $10.0 million retention on a per occurrence basis. We are solely responsible for any losses we suffer above $200.0 million except those covered by the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA of 2019). See "—Terrorism Risk Insurance Program." Covered losses that occur prior to expiration or cancellation of the applicable reinsurance agreement continue to be obligations of the subscribing reinsurers, subject to the other conditions in the agreement. The subscribing reinsurers may terminate the agreement only for our breach of the obligations of the agreement. We are responsible for the losses if the subscribing reinsurer cannot or refuses to pay.
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
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775.0 million in cash. The LPT Agreement, which ceded to the reinsurers substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2.0 billion, excluding losses for burial and transportation expenses. The estimated remaining liabilities subject to the LPT Agreement were approximately $328.7 million and $353.5 million, as of December 31, 2021 and 2020, respectively (See Note 10 in the Notes to our Consolidated Financial Statements). Losses and LAE paid with respect to the LPT Agreement totaled approximately $838.8 million and $818.9 million through December 31, 2021 and 2020, respectively.
The reinsurers agreed to assume responsibilities for the claims at the benefit levels which existed in June 1999. The LPT Agreement required each reinsurer to place assets supporting the payment of claims by them in a trust that requires collateral be held at a specified level. The level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we may require the reinsurers to contribute additional assets to maintain the required minimum level of collateral. The value of these assets as of December 31, 2021 and 2020 was $432.5 million and $369.1 million, respectively.
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
We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain was recorded as a liability on our Consolidated Balance Sheets as Deferred Gain. We are also entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement through June 30, 2024. As of December 31, 2021, our estimate of the ultimate expected contingent profit commission was $69.3 million, of which $55.4 million has been settled.
Recoverability of Reinsurance
Reinsurance holds the assuming reinsurer liable to the ceding company to the extent of the reinsurance; however, it does not discharge the ceding company from its primary liability to its policyholders in the event the reinsurer cannot or refuses to pay its obligations under such reinsurance. We monitor the financial strength of our reinsurers and do not believe that we are currently exposed to any material credit risk as substantially all of our reinsurance is recoverable from large, well-capitalized reinsurance companies with A.M. Best financial strength ratings of "A-" (Excellent), or better. At December 31, 2021, $1.8 million was held as collateral by cash or letters of credit for our reinsurance recoverables and an additional $432.5 million was held in trust accounts for our benefit in support of reinsurance recoverables related to the LPT Agreement.
We review the aging of our reinsurance recoverables on a quarterly basis and no material amounts due from our reinsurers have been written-off as uncollectible since our inception in 2000. At December 31, 2021, we had no reinsurance recoverables on paid losses that were greater than 90 days overdue.

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
As of December 31, 2021, the total carrying value of our investment portfolio was more than $2.7 billion. These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.
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
Over the past several years, we have also acknowledged California's Carbon Initiative and have altered our investment strategy to avoid owning investments that could be in direct conflict with that initiative. For example, during 2019 and 2020, we sold a modest portfolio of oil and natural gas limited partnership interests in support of this initiative.
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
We had approximately 2,828 independent agencies that marketed and sold our insurance products at December 31, 2021. Independent agencies generated 71.8%, 72.8%, and 75.1% of in-force premiums at December 31, 2021, 2020, and 2019, respectively, and our largest agency generated two percent or less of our in-force premiums at each of December 31, 2021, 2020, and 2019.

Alternative Distribution Channels
We have developed and continue to add to important distribution channels for our products and services that serve as an alternative to our strong independent agency distribution channel. These alternative distribution channels utilize partnerships and alliances with entities such as payroll companies, health care and property and casualty insurers, and digital agents for which we provide workers' compensation insurance coverage. Our workers' compensation insurance products are jointly offered and marketed with and through our partners and alliances.
Alternative distribution channels generated 28.2%, 27.2%, and 24.9% of our in-force premiums as of December 31, 2021, 2020, and 2019, respectively. We believe that the bundling of payroll-related products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnerships and alliances.
A significant concentration of our business is being generated by ADP. ADP is the largest payroll services provider in the United States servicing small and medium-sized businesses. As part of its services, ADP sells our workers' compensation insurance product along with its payroll and accounting services through its insurance agency and field sales staff primarily to small businesses. ADP generated 13.1%, 12.9%, and 11.7% of our in-force premiums as of December 31, 2021, 2020, and 2019, respectively. The majority of this business is written through ADP's small business unit, which has accounts of 1 to 50 employees. Our relationship with ADP is non-exclusive; however, we believe that we are a key partner for ADP in our selected markets and classes of business.
The digital distribution channel utilizes proprietary application programming interfaces (APIs) to submit, quote and bind applications for workers' compensation insurance. Digital agents generated 3.5%, 4.5%, and 4.0% of our in-force premiums as of December 31, 2021, 2020, and 2019, respectively. We continue to actively seek new digital distribution partnerships and expect our current partnerships to continue their growth in this channel.
Direct-to-Customer
To address the changing buying behaviors of small and micro-businesses, we launched Cerity, which offers digital insurance solutions, including direct-to-customer workers' compensation coverage. Cerity is based in Austin, Texas and began offering workers' compensation insurance in the first quarter of 2019. Cerity focuses on classes of business where we believe that customers prefer an online experience.
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
Pursuant to applicable insurance holding company laws, ECIC is required to register with the California DOI, EPIC and EAC are required to register with the Florida OIR, EICN is required to register with the Nevada DOI, and CIC is required to register with the New York DFS. Additionally, EPIC, EAC and CIC are commercially domiciled in California and are required to register with the California DOI. Under these laws, the respective state insurance regulators may, in addition to performing financial examinations, require disclosure of material transactions, and require prior notice for, or approval of, certain transactions.
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
Under the Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These risk-based capital (RBC) requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model, known as the "Authorized Control Level" of RBC. At December 31, 2021, each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements.
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
The COVID-19 pandemic has caused a reduction in business activity, widespread unemployment, supply chain interruptions, and overall economic instability. Certain classes of business that we insure, especially those related to the restaurant and hospitality industries, continue to be affected by restrictions related to the pandemic. Impacts of the COVID-19 pandemic to our business could be widespread and material, including, but not limited to, the following:
•employees contracting COVID-19;
•service level disruptions to our agents and insureds;
•business disruption to independent insurance agents and brokers and/or our partners that market and sell our insurance products;
•business disruptions to third parties that we outsource certain business functions to and upon whose technology we rely;
•reductions in our insureds' payrolls upon which our premiums are based;
•temporary or permanent closures of the businesses that we insure;
•continued government mandates and/or legislative changes, including premium grace periods and presumed COVID-19 compensability for all or certain occupational groups;
•changes in the nature of compensable claims, including the potential for increases in frequency and/or severity of claims;
•significant volatility in financial markets that could materially affect our investment portfolio valuations and returns; and
•increased credit risk.
The impact of inflation on our business and the broader economy, which may be exacerbated by the economic recovery from the COVID-19 pandemic, may also impact our results of operations and financial condition. While vaccination efforts continue and most businesses have now reopened, the continued impact of the COVID-19 pandemic, including any increases in infection rates, new variants and renewed governmental action to slow the spread of COVID-19, cannot be estimated at this time.

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
Our concentration in California ties our performance to the business, economic, demographic, natural perils, competitive, legislative and regulatory conditions in that state.
Our business is concentrated in California, where we generated 45% of our in-force premiums as of December 31, 2021. Accordingly, the loss environment and unfavorable business, economic, demographic, natural perils, competitive, and regulatory conditions in California, including the impact of the COVID-19 pandemic, could negatively impact our business.
Many California businesses are dependent on tourism revenues, which are, in turn, dependent on a robust economy. A downturn in the national economy or the economy of California, or any other event that causes deterioration in tourism, could adversely impact small businesses, such as restaurants, that we have targeted as customers. The insolvency of a significant number of small businesses could also have a material adverse effect on our financial condition and results of operations. California is also exposed to climate and environmental changes, natural perils such as earthquakes and wildfires. In addition, California could be more adversely impacted by pandemics and terrorist acts than most other states due to population density. Additionally, the workers' compensation industry has seen a higher level of claims litigation in California, which could expose us beyond the liabilities currently expected and included on our financial statements. Because of the concentration of our business in California, we may be exposed to losses and business, economic, and regulatory risks or risk from natural perils that are greater than the risks associated with companies with greater geographic diversification.
Single-payer healthcare proposals have been considered in California at various times in the past. Proposals of this nature have typically involved the establishment of a comprehensive, universal single-payer health care coverage program for the benefit of all residents of that state. Under a single-payer system, universal healthcare could potentially cover all injuries, including those that occur in the workplace, which could limit or otherwise eliminate the offering and administration of workers’ compensation insurance coverage by private insurance companies. If any such proposal were to be enacted in the future, it could negatively impact our financial condition and results of operations.
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
ADP, our largest distribution partner, generated 13.1% of our total in-force premiums as of December 31, 2021. Our agreement with ADP is not exclusive. The termination of this agreement, our failure to maintain a good relationship with ADP, or its failure to successfully market our products may materially reduce our revenues and could have a material adverse effect on our results of operations. In addition, we are subject to the risk that ADP may face financial difficulties, reputational issues, or problems with respect to its own products and services, any of which may lead to decreased sales of our products and services. Significant industry consolidation among agencies, partners (not limited to ADP), or new entrants to the workers' compensation marketplace could impact our business opportunities and revenues.
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
At December 31, 2021, we had $483.8 million of reinsurance recoverables for paid and unpaid losses and LAE, of which $7.5 million was due to us on paid claims.
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events, including natural perils, and acts of terrorism, excluding nuclear, biological, chemical, and radiological events. On July 1, 2021, we entered into a new reinsurance program that is effective through June 30, 2022. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions.

The availability, amount, and cost of reinsurance depend on market conditions and our loss experience and may vary significantly. We cannot be certain that our reinsurance agreements will be renewed or replaced prior to their expiration with terms satisfactory to us. If we are unable to renew or replace our reinsurance agreements with terms satisfactory to us, our net liability on individual risks could increase and we would have greater exposure to large and catastrophic losses, which could have a material adverse effect on our financial condition and results of operations.
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
We could be liable for some or all of those ceded losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers that are a party to such transaction. As of December 31, 2021, the estimated remaining liabilities subject to the LPT Agreement were $328.7 million. If we are unable to collect on these reinsurance recoverables, our financial condition and results of operations could be materially adversely affected.
The LPT Agreement requires each reinsurer to place assets supporting the payment of claims by them in individual trusts that require that collateral be held at a specified level. The collateralization level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we can require the reinsurers to contribute additional assets to maintain the required minimum level. The value of these assets at December 31, 2021 was $432.5 million. If the value of the collateral in the trusts drops below the required minimum level and the reinsurers are unable to contribute additional assets, we could be responsible for substituting a new reinsurer or paying those claims without the benefit of reinsurance. One of the reinsurers has collateralized its obligations under the LPT Agreement by placing shares of stock of a publicly held corporation in a trust. The other reinsurers have placed U.S. treasury and fixed maturity securities in trusts to collateralize their obligations to us. The value of this collateral is subject to market fluctuations.
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
The COVID-19 pandemic has caused a reduction in business activity, widespread unemployment, supply chain interruptions, and overall economic instability. Certain classes of our business that we insure, especially those related to restaurant and hospitality industries, continue to be affected. Restaurants and Other Eating Places is currently our largest class of business, and at December 31, 2021, represented 21% of our in-force premiums.
While vaccination efforts are underway and most businesses have now reopened, the continued impact of the COVID-19 pandemic, including any increases in infection rates, new variants and renewed governmental action to slow the spread of COVID-19, cannot be estimated at this time. Likewise, we cannot estimate the impact of the COVID-19 pandemic on the intermediate or long-term operating models of the classes of business we insure.
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
Several factors contribute to the inherent uncertainty in establishing estimated losses, including the length of time to settle long-term, severe cases, the long-term health implications of the COVID-19 pandemic, claim cost inflation (deflation) trends, current and future economic conditions, and uncertainties in the long-term outcome of legislative reforms. Judgment is required in applying actuarial techniques to determine the relevance of historical payment and claim settlement patterns under current facts and circumstances. In certain states, we have a relatively short operating history and must rely on a combination of industry experience and our specific experience regarding claims emergence and payment patterns, medical cost inflation, and claim cost trends, adjusted for future anticipated changes in claims-related and economic trends, as well as regulatory and legislative changes, to establish our best estimate of reserves for losses and LAE. As we receive new information and update our assumptions over time regarding the ultimate liability, our loss reserves may prove to be inadequate to cover our actual losses, and we have in the past made, and may in the future make, adjustments to our reserves based on a number of factors.
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
Acts of terrorism and natural, or man-made catastrophes or other disruptive events could materially adversely impact our financial condition and results of operations.
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
•environmental, social and governance-related requirements;
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
Workers' compensation insurance is statutorily provided for in all of the states in which we do business. State laws and regulations specify the form and content of policy coverage and the rights and benefits that are available to injured workers, their representatives, and medical providers. Additionally, any retrospective change in regulatory required benefits could materially increase the benefits costs that we would be responsible for to the extent of the legislative increase.
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
Government mandates and legislative changes related to the COVID-19 pandemic, including re-enacting mandated premium refunds or credits, extended premium grace periods, and presumed COVID-19 compensability for all or certain occupational groups, have impacted and could continue to impact our operational processes and financial results. For example, premium grace periods could significantly increase our bad debt expenses and decrease our liquidity. Similarly, prolonged declines in our insureds' payrolls, upon which our premiums are based, could significantly decrease our premium volume and increase our expense ratio. Furthermore, the presumption of COVID-19 compensability for all or certain occupational groups and the long-term health implications from the COVID-19 pandemic could significantly increase the frequency and severity of our compensable claims and increase our losses and LAE.
Single-payer healthcare proposals have been considered by the U.S. Government and certain states, including California, at various times in the past. Proposals of this nature have typically involved the establishment of a comprehensive, universal single-payer health care coverage program for the benefit of all residents of a particular jurisdiction. Under a single-payer system, universal healthcare could potentially cover all injuries, including those that occur in the workplace, which could limit or otherwise eliminate the offering and administration of workers’ compensation insurance coverage by private insurance companies. If any such proposal were to be enacted in the future, it could negatively impact our financial condition and results of operations.
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
We are exposed to significant financial risks related to the capital markets, including the risk of potential economic loss principally arising from adverse changes in the fair value of financial instruments. The major components of market risk affecting us are credit risk, interest rate risk, equity price risk and effects of inflation. For more information regarding market risk, see "Item 7A–Quantitative and Qualitative Disclosures About Market Risk."
The future outlook for our investment income is dependent on the direction of interest rates, maturity schedules, and cash available for investment. Should market interest rates remain at current levels, we expect to experience further reductions in our investment income as proceeds from sales, maturities and paydowns of our fixed maturity investments are reinvested into lower-yielding securities until such time that market interest rates return to levels at or in excess of the book yield of our fixed maturity investments. In addition, the fair value of our fixed maturity securities that are available-for-sale (AFS) fluctuate with changes in interest rates and credit risk assumptions, which cause fluctuations in our stockholders' equity, net income and comprehensive income. Any significant decline in our investment income or the value of our investments as a result of changes in interest rates, deterioration in the credit of companies or municipalities in which we have invested, decreased dividend payments, general market conditions, or events that have an adverse impact on any particular industry or geographic region in which we hold significant investments could have an adverse effect on our net income and, as a result, on our stockholders' equity and policyholder surplus.
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
We regularly review the valuation of our portfolio of fixed maturity investments, including the identification of other-than-temporary declines in fair value and current expected credit losses (CECL). The determination of the amount of impairments and/or credit losses recognized on our investments is based on our periodic evaluation and assessment of our investments and known and inherent risks associated with the various asset classes. There can be no assurance that we have accurately determined the level of impairments and/or credit losses reflected on our financial statements and additional provisions may need to be recognized in the future. Further, historical trends may not be indicative of future impairments and/or credit losses.
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
Our business is largely dependent on the efforts of our executives and other key employees because of their industry and technical expertise, knowledge of our markets, and relationships with the independent agents and brokers and partners that sell our products.
Our success depends in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting and claims personnel, and other skilled employees who are knowledgeable about our business. The current success of our business is dependent in significant part on the efforts of our executive officers. Many of our regional and local executives are also important to our operations because of their industry expertise, knowledge of our markets, and relationships with the independent agents and brokers who sell our products. The current labor market tightness, including impacts from the “Great Resignation,” may lead to increased staffing expenses and/or increased turnover rates among key personnel. As a result, our operations may be disrupted and/or our financial performance and results of operations may be adversely affected. Further, if we were to lose the services of members of our management team or key regional or local employees, we may be unable to find replacements satisfactory to us and our business, which could disrupt our operations and adversely impact our financial performance and results of operations.
We rely on our information technology and telecommunication systems, including those of third parties that we outsource certain business functions to, and the failure of these systems or cyber-attacks on these systems could materially and adversely affect our business.
Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process and generate new and renewal business, provide customer service, administer and make payments on claims, facilitate collections, and automatically underwrite and administer the policies we write. The failure of a key third party or any of our systems could interrupt our operations or materially impact our ability to evaluate and write new business. We outsource certain business functions to third parties and our information technology and telecommunications systems interface with and depend on third-party systems, which may expose us to increased risk related to data and information security. Additionally, we could experience service disruptions if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Any administrative or technical controls and other preventative actions we take or require such service providers to take to reduce the risk of cyber-attacks or system failures may be insufficient to prevent such attacks or other security breaches. Cyber-attacks resulting in a breach of security could jeopardize the privacy, confidentiality, and integrity of our data or our customers' data, which could harm our reputation and expose us to potential liability.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of February 1, 2022, we leased 132,788 square feet of office space in 5 states, including our principal executive offices located in Reno, Nevada. As a result of the effectiveness of our work-from-home transition, in 2021 we reduced our real estate footprint by closing and vacating certain of our offices located in California, North Carolina and Wisconsin. Whereas we believe that our existing office space is adequate for our current needs, we will continue to evaluate our office needs and may further reduce our real estate footprint in the future.
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
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol "EIG." There were 765 registered holders of record as of February 17, 2022.
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
Issuer Purchases of Equity Securities
We have repurchased shares of our common stock during each of the periods presented in this Annual Report on Form 10-K. However, any determination as to whether we will continue to repurchase shares of our common stock in the future will be at the discretion of our Board of Directors and will be dependent upon:
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
The following table provides information with respect to the Company's repurchases of its common stock during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
October 1 – October 31, 2021	—	$—	—	$36.7
November 1 – November 30, 2021	144,971	39.42	144,971	31.0
December 1 – December 31, 2021	78,591	40.01	78,591	27.9
Total	223,562	$39.63	223,562
(1)Includes fees and commissions paid on stock repurchases.
(2)On July 21, 2021, the Board of Directors authorized a new share repurchase authorization for repurchases of up to $50.0 million of the Company's common stock from July 27, 2021 through December 31, 2022 (the 2021 Program). The 2021 Program replaces the 2018 Program, which expired on June 30, 2021. The 2021 Program provides that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2021 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.

Performance Graph
The following information compares the cumulative total return on $100 invested in the common stock of EHI, ticker symbol EIG, for the period commencing at the close of market on December 31, 2016 and ending on December 31, 2021 with the cumulative total return on $100 invested in each of the Standard and Poor's (S&P) 500 Index (S&P 500) and the Standard and Poor's 500 Property-Casualty Insurance Index (S&P P&C Insurance Index). The calculation of cumulative total return assumes the reinvestment of dividends. The following graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any filing pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

Employers Holdings, Inc.
Cumulative Total Return Performance

Total Return Performance
$250
$200
$150
$100
$50
Index Value
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Period Ending
Employers Holdings, Inc.
S&P 500
S&P 500 P&C Insurance Index

	Period Ending
	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Employers Holdings, Inc.	$113.73	$109.56	$111.30	$88.43	$116.63
S&P 500	121.83	116.49	153.17	181.35	233.41
S&P 500 P&C Insurance Index	122.39	116.64	146.82	157.04	187.31
Item 6. [Reserved]

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
The insurance industry is highly competitive, and there is significant competition in the national workers' compensation industry that is based on price, commissions and quality of services. We compete with other specialty workers' compensation carriers, state funds, multi-line insurance companies, professional employer organizations, self-insurance funds, and state insurance pools.
COVID-19 Impacts
The COVID-19 pandemic has caused a reduction in business activity, widespread unemployment, supply chain interruptions, and overall economic instability. All states, including California, where we generated 45% of our in-force premiums as of December 31, 2021, have, in recent times, imposed various restrictions on business operations and social gatherings. Certain classes of business that we insure, especially those related to the restaurant and hospitality industries, continue to be affected by these restrictions related to the COVID-19 pandemic. Further, employee shortages and inflationary pressures may exacerbate and prolong the negative impact of the COVID-19 pandemic on these businesses. The impact of these disruptions and the extent of their potential impacts on our future results of operations will be dictated by the length of time that such disruptions continue, which will depend on the currently unknown duration and severity of the impacts caused by the COVID-19 pandemic and its variants.
While new business premium production did not meet our expectations during the first half of 2021, our renewal business remained strong throughout 2021. However, we remain encouraged by the consistent rebound we have experienced since then. We ended the year with a record number of policies in-force, which demonstrates that our policyholders have endured the pandemic and small businesses are actively shopping for workers' compensation coverage. As vaccination efforts continue and labor market shortages improve, we remain confident that rising payrolls will bring further improvement to our top line. In support of this anticipated recovery, we have continued to pursue and advance the significant investments that we have made in delivering a superior customer experience for our independent and digital agents.
We continually review and adjust to changes in our policyholders' payrolls, economic conditions, and seasonality, as experience develops or new information becomes known. Any such adjustments are included in our current operations and are made periodically through mid-term endorsements and/or premium audits. We increased our final audit premium accruals by $12.3 million, for the year ended December 31, 2021, as our payroll exposure improved with the labor market strengthening.
We have largely remained in work-from-home mode since we closed our buildings to employees and the general public in March 2020, and we remain fully functional while working in this manner.
Despite widespread reopening of businesses and ongoing vaccination efforts, the continued impact of the COVID-19 pandemic, including any increases in infection rates, new variants and renewed governmental action to slow the spread of COVID-19, cannot be estimated at this time. Additional information regarding risks and uncertainties related to the COVID-19 pandemic to our business, financial condition, and results of operations are set forth in Part I, Item 1A of this report.

Results of Operations
Our results of operations for the three year period ending December 31, 2021 are as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Gross premiums written	$589.7	$580.1	$696.9
Net premiums written	$583.1	$574.9	$691.5

Net premiums earned	$574.4	$615.3	$695.8
Net investment income	72.7	76.3	88.1
Net realized and unrealized gains on investments	54.6	19.0	51.1
Other income	1.4	0.8	0.9
Total revenues	703.1	711.4	835.9

Losses and LAE	315.2	302.4	365.9
Commission expense	76.1	78.8	88.1
Underwriting and general and administrative expenses	160.2	181.3	187.5
Interest and financing expenses	0.5	0.4	0.6
Other expenses	4.1	0.8	—
Total expenses	556.1	563.7	642.1

Net income before income taxes	147.0	147.7	193.8
Income tax expense	27.7	27.9	36.7
Net income	$119.3	$119.8	$157.1
Overview
Our net income was $119.3 million, $119.8 million, and $157.1 million in 2021, 2020, and 2019, respectively. The key factors that affected our financial performance during those years included:
•Net premiums earned decreased 6.6% in 2021 and 11.6% in 2020, each compared to the previous year;
•Losses and LAE increased 4.2% in 2021 and decreased 17.4% in 2020, each compared to the previous year;
•Underwriting and general and administrative expenses decreased 11.6% in 2021 and 3.3% in 2020, each compared to the previous year;
•Net investment income decreased 4.7% in 2021 and 13.4% in 2020, each compared to the previous year; and
•Net realized and unrealized gains on investments were $54.6 million, $19.0 million, and $51.1 million in 2021, 2020, and 2019, respectively.
Summary of Consolidated Financial Results
Gross Premiums Written
Gross premiums written were $589.7 million, $580.1 million, and $696.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. The period over period changes in gross premiums earned during 2021, 2020 and 2019 were primarily related to our Employers segment. See –Summary of Financial Results by Segment –Employers.
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

Net investment income was $72.7 million, $76.3 million, and $88.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. The decrease in 2021 was primarily due to lower interest rates impacting bond yields. The decrease in 2020 was primarily due to lower bond yields and a sharp increase in the amortization of bond premiums associated with our residential mortgage-backed securities, which was caused by an acceleration of near-term mortgage loan prepayment speed assumptions during the year. The average pre-tax ending book yield on our invested assets was 3.0%, 3.0%, and 3.3% at December 31, 2021, 2020, and 2019, respectively.
Realized and certain unrealized gains and losses on our investments are reported separately from our net investment income. Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are also recognized for changes in our CECL allowance or when securities are written down as a result of an other-than-temporary impairment. Changes in fair value of equity securities and other invested assets are also included in Net realized and unrealized gains on investments on our Consolidated Statements of Comprehensive Income.
Net realized and unrealized gains on investments were $54.6 million, $19.0 million, and $51.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Net realized and unrealized gains on investments in 2021 included $45.6 million of net realized and unrealized gains on equity securities, $4.1 million of net realized gains on fixed maturity securities and short-term investments, and $4.9 million of unrealized gains on other invested assets. The net investment gains on our equity securities were largely consistent with the performance of U.S. equity markets. The net investment gains on our fixed maturity securities were largely the result of decreases in market interest rates. The net investment gains on our fixed maturity securities also increased by $0.5 million, related to the change in allowance for CECL. Net realized and unrealized gains on investments in 2020 included $15.8 million of net realized and unrealized gains on equity securities, $4.5 million of net realized gains on fixed maturity securities and short-term investments, and $1.3 million of unrealized losses on other invested assets. The net investments gains on our equity securities were largely consistent with the performance of U.S. equity markets. The net investment gains on our fixed maturity securities were primarily the result of decreases in market interest rates. The net investment gains on our fixed maturity securities were reduced by a $0.7 million allowance for CECL. Net realized and unrealized losses on investments in 2019 included $46.5 million of net realized and unrealized gains on equity securities, $3.9 million of net realized gains on fixed maturity securities and $0.7 million of unrealized gains on other invested assets. The net investment gains on our equity securities were largely consistent with the performance of U.S. equity markets. The net investment gains on our fixed maturity securities were primarily related to sales associated with a reallocation of our investment portfolio. Additional information regarding our Investments is set forth under "–Liquidity and Capital Resources–Investments" and Note 5 in the Notes to our Consolidated Financial Statements.
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
Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) decreased in 2021 and 2020, as compared to previous years. However, we recognized the impacts of the COVID-19 pandemic, including the potential for further expansions or permanent extensions of presumed compensability of COVID-19 in certain jurisdictions. These trends and considerations are reflected in our current accident year loss estimate. Total claims costs have also been reduced by cost savings associated with increased claims settlement activity that continued through 2021. We believe our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. We assume that increasing medical and indemnity cost trends will continue to impact our long-term claims costs, which may be offset by rate increases. Additional information regarding our reserves for losses and LAE is set forth under "–Critical Accounting Policies –Reserves for Losses and LAE." See also, "–Summary of Financial Results by Segment –Employers."
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
Other Expenses
During the year ended December 31, 2021, we recorded $3.1 million of employee severance costs resulting from a 2021 reduction-in-force. This action was taken to better align our expenses with current revenues. Additionally, during the year ended December 31, 2021, we wrote off $1.0 million of previously capitalized costs relating to information technologies identified as no longer being utilized. This charge was the result of our continual evaluation of ongoing technology initiatives. In 2020, as a result of the effectiveness of our work-from-home transition, we reduced our real estate footprint and closed and vacated various office locations and, accordingly, we recorded charges of $0.8 million related to the abandonment of certain operating leases.
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
Income tax expense was $27.7 million, $27.9 million, and $36.7 million for the years ended December 31, 2021, 2020, and 2019, respectively, representing effective tax rates of 18.8%, 18.9%, and 18.9% for the years ended December 31, 2021, 2020, and 2019, respectively.
Tax-advantaged investment income, LPT Reserve Adjustments, LPT Contingent Commission Adjustments, Deferred Gain amortization and certain other adjustments reduced our income tax expense computed at a statutory rate of 21% by $3.3 million, $3.1 million, and $4.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.
For additional information regarding our income tax expense see Note 8 in the Notes to our Consolidated Financial Statements.

Summary of Financial Results by Segment
EMPLOYERS
The components of Employers' net income before income taxes are set forth in the following table:

	Years Ended December 31,
	2021	2020	2019
	($ in millions)
Gross premiums written	$588.2	$579.8	$696.8
Net premiums written	$581.6	$574.6	$691.4

Net premiums earned	$573.7	$615.1	$695.8
Net investment income	69.3	72.1	84.1
Net realized and unrealized gains on investments	54.5	20.9	47.7
Other income	1.4	0.8	0.9
Total revenues	698.9	708.9	828.5

Losses and LAE	326.2	314.2	378.6
Commission expense	76.1	78.8	88.1
Underwriting expenses	131.2	151.1	153.2
Interest and financing expenses	—	0.1	0.6
Other expenses	4.1	0.7	—
Total expenses	537.6	544.9	620.5

Net income before income taxes	$161.3	$164.0	$208.0

Underwriting income	$40.2	$71.0	$75.9

Combined ratio	93.1%	88.5%	89.1%
Underwriting Results
Gross Premiums Written
Gross premiums written were $588.2 million, $579.8 million, and $696.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. The increase in 2021 primarily resulted from our appetite expansion effort, continued strong new business writings, particularly in California, and further audit premium recognition. Despite the increases we experienced in 2021, decreases in average rates and policy sizes in many of the states in which we do business further impacted our gross premiums written. We increased our final audit accruals by $12.3 million during the year, as payroll exposure improved with the labor market strengthening. We have experienced increases in new business submissions, quotes and binds in the majority of the states in which we operate, including California where increases have occurred since the second quarter of 2021. Whereas our in-force policies have increased throughout 2021, our in-force premiums have only begun to increase since May of 2021. In addition, our retention rate has remained strong throughout 2021.
The decrease in 2020 was primarily driven by the impacts of the COVID-19 pandemic, including higher levels of unemployment and declines in payrolls for many of our insureds, upon which our premiums are based, particularly in our restaurant and hospitality classes. In 2020, we reduced our final audit accruals from approximately $35.0 million to zero to reflect our estimate of the exposure adjustments on our in-force policies that we expect have resulted and would result from the impact of economic contraction.
Net Premiums Written
Net premiums written were $581.6 million, $574.6 million, and $691.4 million for the years ended December 31, 2021, 2020, and 2019, respectively, which included $6.6 million, $5.2 million, and $5.4 million of reinsurance premiums ceded, respectively.
Net Premiums Earned
Net premiums earned were $573.7 million, $615.1 million, and $695.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The following table shows the percentage change in Employers' in-force premiums, policy count, average policy size, and payroll exposure upon which our premiums are based as of December 31, 2021 and 2020, respectively, overall, for California, where 45% of our premiums were generated, and for all other states, excluding California:

	Percentage Change 2021 Over 2020			Percentage Change 2020 Over 2019
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	(1.3)%	(1.4)%	(1.3)%	(13.1)%	(20.6)%	(5.7)%
In-force policy count	6.7	2.8	9.1	4.8	(8.1)	14.7
Average in-force policy size	(7.5)	(4.0)	(9.5)	(17.0)	(13.6)	(17.8)
In-force payroll exposure	7.4	10.6	5.8	(0.1)	(10.6)	5.8
Losses and LAE, Commission Expenses, and Underwriting Expenses
The following table presents calendar year combined ratios for our Employers segment.

	Years Ended December 31,
	2021	2020	2019
Loss and LAE ratio	56.9%	51.1%	54.4%
Commission expense ratio	13.3	12.8	12.7
Underwriting expense ratio	22.9	24.6	22.0
Combined ratio	93.1%	88.5%	89.1%
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
The table below reflects prior accident year loss and LAE reserve adjustments and the impact to loss ratio.

	Years Ended December 31,
	2021	2020	2019
	($ in millions)
Losses and LAE	$326.2	$314.2	$378.6
Prior accident year favorable development, net	39.8	81.6	77.5
Current accident year losses and LAE	$366.0	$395.8	$456.1

Current accident year loss and LAE ratio	63.8%	64.3%	65.6%
As part of our continued technology and process improvements initiative, we implemented a new comprehensive claims system during 2021, which we believe has enhanced and streamlined our claims handling processes and has positioned us for further improvement.
The increase in our total losses and LAE from 2020 to 2021 was primarily due to less favorable prior loss reserve development recognized in 2021, partially offset by lower earned premium in 2021. Net favorable year loss development recognized in 2021 totaled $39.8 million versus $81.6 million recognized in 2020. The decrease in our total losses and LAE from 2019 to 2020 was primarily due to higher earned premium in 2019, as well as a greater amount of net favorable prior year loss reserve development recognized during 2020. Net favorable prior year accident loss reserve development recognized in 2020 totaled $81.6 million versus $77.5 million recognized in 2019.
The net favorable development recognized in 2021 was primarily the result of observed favorable paid loss cost trends predominantly related to accident years 2017 and prior, due primarily to decreasing medical costs and defense and cost containment, partially offset by: (i) $10.0 million of unfavorable development related to accident year 2019, which is reflective of more weight being placed on now sufficiently seasoned loss trends and patterns originating in part from business written in our newer territories; and (ii) $8.0 million of unfavorable loss development associated with two catastrophic non-COVID claims in accident year 2020.
The net favorable development recognized in 2020 was primarily the result of observed favorable paid loss cost trends predominantly related to accident years 2018 and prior, due primarily to decreasing medical costs, partially offset by $13.3 million of adverse development on accident year 2019 due, in part, to an inability to fully execute our claims initiatives to reduce loss costs as a result of the COVID-19 pandemic.
The net favorable development recognized in 2019 was primarily the result of observed favorable paid loss cost trends predominantly related to accident years 2018 and prior, due primarily to decreasing medical costs and accelerated claims settlements.
The decreases in our current accident year loss and LAE ratios from 2019 to 2021 was primarily due to continued declines in indemnity claim frequency. In addition, our current accident year loss and LAE ratios continue to reflect the impact of key business initiatives, including: an emphasis on the accelerated settlement of open claims; diversifying our risk exposure across geographic markets; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets.
We continue to believe that the economic conditions resulting from the COVID-19 pandemic, including the potential for a short-term increase in inflation, introduced an increased risk of latent claims reporting and/or medical inflation, particularly for the more recent prior accident years. As a result, since the first quarter of 2020, we have limited the recognition of observed favorable development for accident years subsequent to 2010.
Commission Expense Ratio. The commission expense ratio was 13.3%, 12.8%, and 12.7%, and our commission expenses were $76.1 million, $78.8 million, and $88.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. The increase in the commission expense ratio for 2021 was primarily the result of increased commissions on new business writings, which are subject to a higher commission rate. The increase in the commission expense ratio for 2020 was primarily the result of a higher concentration of alternative distribution channels, which is subject to a higher commission rate, and increased commission expense on new business writings.
Underwriting Expense Ratio. The underwriting expense ratio was 22.9%, 24.6%, and 22.0%, and our underwriting expenses were $131.2 million, $151.1 million, and $153.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. During the year ended December 31, 2021, compensation-related expenses decreased $11.2 million, bad debt expenses decreased $5.2 million, and premium taxes and assessments decreased $4.9 million, each compared to 2020. The 2021 decreases in underwriting expenses resulted from planned expense reductions and employee reductions and departures, which reduced our fixed expenses such as compensation and professional fees, as well as reductions in variable expenses, such as premium taxes and assessments and bad debt expenses, both resulting from the decrease in premiums earned. Additionally, bad debt decreased as a result of significant reductions in audit premium exposure and premium taxes and assessments were further reduced as a result of finalizing prior assessments that were subject to open years. During the year ended December 31, 2020, professional fees decreased $3.6 million and travel expenses decreased $2.0 million, partially offset by an increase in depreciation and amortization of $3.2 million, each compared to 2019.
Underwriting Income
Underwriting income for our Employers segment was $40.2 million, $71.0 million, and $75.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income and Net Realized and Unrealized Gains on Investments, Other Income, Interest and Financing Expenses, and Other Expenses, see "–Results of Operations –Summary of Consolidated Financial Results."

CERITY
The components of Cerity's net loss before income taxes are set forth in the following table:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Gross premiums written	$1.5	$0.3	$0.1
Net premiums written	$1.5	$0.3	$0.1

Net premiums earned	$0.7	$0.2	$—
Net investment income	2.8	3.1	0.3
Net realized and unrealized gains on investments	0.3	—	0.1
Other income	—	—	—
Total revenues	3.8	3.3	0.4

Losses and LAE	0.5	0.1	—
Underwriting expenses	12.9	16.6	16.0
Other expenses	—	0.1	—
Total expenses	13.4	16.8	16.0

Net loss before income taxes	$(9.6)	$(13.5)	$(15.6)

Underwriting loss	$(12.7)	$(16.5)	$(16.0)

Combined ratio	n/m	n/m	n/m
n/m - not meaningful
Underwriting Results
Gross Premiums Written and Net Premiums Written
Gross premiums written and net premiums written were $1.5 million, $0.3 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Net premiums earned were $0.7 million, $0.2 million and less than $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Underwriting Expenses
Underwriting expenses for our Cerity segment were $12.9 million, $16.6 million, and $16.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. During the year ended December 31, 2021, our compensation-related expense decreased $3.3 million as compared to 2020. During the year ended December 31, 2020, professional fees increased $2.4 million, partially offset by a decrease in depreciation and amortization of $0.8 million and a decrease in compensation-related expenses of $0.7 million, each as compared to 2019.
The 2021 decreases in compensation expenses resulted primarily from employee reductions and departures.
Underwriting Loss
Underwriting losses for our Cerity segment were $12.7 million, $16.5 million, and $16.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income and Net Realized and Unrealized Gains on Investments, Other Income, and Other Expenses, see "–Results of Operations –Summary of Consolidated Financial Results Consolidated."

CORPORATE AND OTHER
The components of Corporate and Other's net income (loss) before income taxes are set forth in the following table:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Net investment income	$0.6	$1.1	$3.7
Net realized and unrealized (losses) gains on investments	(0.2)	(1.9)	3.3
Total revenues	0.4	(0.8)	7.0

Losses and LAE - LPT	(11.5)	(11.9)	(12.7)
General and administrative expenses	16.1	13.6	18.3
Interest and financing expenses	0.5	0.3	—
Total expenses	5.1	2.0	5.6

Net income (loss) before income taxes	$(4.7)	$(2.8)	$1.4
Losses and LAE - LPT
The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive Income.

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Amortization of the Deferred Gain related to losses	$6.7	$8.7	$8.9
Amortization of the Deferred Gain related to contingent commission	1.7	1.8	1.8
Impact of LPT Reserve Adjustments(1)	2.6	1.2	1.8
Impact of LPT Contingent Commission Adjustments(2)	0.5	0.2	0.2
Total impact of the LPT	$11.5	$11.9	$12.7
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
General and Administrative Expenses
General and administrative expenses primarily consist of compensation related expenses, professional fees, and other corporate expenses at the holding company level. General and administrative expenses were $16.1 million, $13.6 million, and $18.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. During the year ended December 31, 2021, our compensation-related expenses increased $2.3 million, as compared to 2020. The increase in compensation expenses during the year end December 31, 2021 related primarily to the April 1, 2021 retirement of Douglas D. Dirks, our former President and Chief Executive Officer, and reflected: (i) an acceleration of certain of Mr. Dirks' outstanding share-based awards pursuant to the retirement provisions of such awards; and (ii) additional vesting of certain of Mr. Dirks' outstanding share-based awards. During the year ended December 31, 2020, our compensation-related expenses decreased $3.2 million, due primarily to lower incentive compensation accruals, and our professional fees decreased $0.9 million, each as compared to 2019.
Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income, Net Realized and Unrealized Gains and Losses on Investments, and Interest and Financing Expenses, see "–Results of Operations –Summary of Consolidated Financial Results."

Liquidity and Capital Resources
COVID-19 Considerations
The pandemic's disruptions on the U.S. economy, our current operations and our investment portfolio have, at times, been significant. Nonetheless we believe that the liquidity available to our holding company and its operating subsidiaries remains adequate and we do not currently foresee a need to: (i) suspend ordinary dividends, or forgo repurchases of our common stock; (ii) seek a capital infusion; or (iii) seek any material non-investment asset sales. Furthermore, the holding company has no outstanding debt obligations and its operating subsidiaries have no interest-bearing debt obligations.
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
Our insurance subsidiaries' ability to pay dividends to their parent is based on reported capital, surplus, and dividends paid within the prior 12 months. For 2022, EICN cannot pay any dividends through March 22, 2022 and can pay $9.7 million thereafter, without prior regulatory approval; EPIC cannot pay any dividends through June 18, 2022, and can pay $24.0 million thereafter, without prior regulatory approval; EAC cannot pay any dividends through June 30, 2022, and can pay $23.2 million thereafter, without prior regulatory approval; and CIC cannot pay dividends through August 30, 2022, without prior regulatory approval, and $2.7 million thereafter.
On January 14, 2022, ECIC received regulatory approval from the California DOI to pay an extraordinary distribution, in the amount of $120.0 million, to its parent company, EGI. This distribution was approved by ECIC’s Board of Directors on November 12, 2021 and it was paid to EGI on February 15, 2022. As a result of this distribution, ECIC cannot pay dividends through February 15, 2023, without prior regulatory approval.
Total cash and investments at the holding company were $39.9 million at December 31, 2021, consisting of $4.8 million of cash and cash equivalents, $10.1 million of fixed maturity securities, and $25.0 million of equity securities.
On December 15, 2020, EHI entered into a Credit Agreement (the Credit Agreement) with a syndicate of financial institutions. The Credit Agreement provides EHI with a $75.0 million three-year revolving credit facility. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes. Pursuant to the Credit Agreement, EHI has the option to request an increase of the credit available under the facility, up to a maximum facility amount of $125.0 million, subject to the consent of lenders and the satisfaction of certain conditions. EHI borrowed and subsequently repaid $27.0 million under the Credit Agreement during the year ended December 31, 2021. EHI had no outstanding advances under the Credit Agreement at December 31, 2021.
The interest rates applicable to loans under the Credit Agreement are generally based on a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Eurodollar rate (which will convert to an alternative reference rate once LIBOR is discontinued) plus a specified margin, ranging from 1.25% to 2.25%. Total interest paid during the year ended December 31, 2021 was $0.3 million.
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
Total cash and investments held by our operating subsidiaries was $2,771.4 million at December 31, 2021, consisting of $70.5 million of cash, cash equivalents, and restricted cash, $2,332.6 million of fixed maturity securities, $319.4 million of equity securities, $10.5 million of short-term investments, and $38.4 million of other invested assets. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of December 31, 2021 consisted of $71.2 million of cash and cash equivalents, $296.0 million of publicly-traded equity securities whose proceeds are available within three business days, $880.7 million of highly liquid fixed maturity securities whose proceeds are available within three business days, and $10.5 million of short-term investments whose proceeds are available within three business days. We believe that our subsidiaries' liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.

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
On May 11, 2020, our insurance subsidiaries received a total of $35.0 million of advances under the FHLB Advance Program. The advances were secured by collateral previously pledged to the FHLB by our insurance subsidiaries in support of our existing collateralized advance facility, which has been reduced by the amount of these outstanding advances. Our insurance subsidiaries repaid $15.0 million on November 4, 2020, $5.0 million on March 31, 2021, and $15.0 million on May 4, 2021. As of December 31, 2021, we have no outstanding advances.
FHLB membership also allows our insurance subsidiaries access to Letter of Credit Agreements and on March 9, 2018, ECIC, EPIC, and EAC entered into Letter of Credit Agreements with the FHLB. On January 26, 2021, we chose to amend our existing Letter of Credit Agreements among the FHLB and EPIC to decrease its respective credit amount. On August 13, 2021, we chose to amend our existing Letter of Credit Agreements among the FHLB, ECIC and EAC to decrease their respective credit amounts. The amended Letter of Credit Agreements are between the FHLB and each of EAC, in the amount of $25.0 million, ECIC, in the amount of $35.0 million, and EPIC, in the amount of $10.0 million. The amended Letter of Credit Agreements will expire March 31, 2022. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times (See Note 11 in the Notes to our Consolidated Financial Statements).
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
Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The amount of capital in our insurance subsidiaries is maintained relative to standardized capital adequacy measures such as risk-based capital (RBC), as established by the National Association of Insurance Commissioners. The RBC standard was designed to provide a measure by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of RBC. Each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements that correspond to any level of regulatory action at December 31, 2021.
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $861.4 million and $768.7 million were on deposit at each of December 31, 2021 and 2020, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $70.0 million and $275.0 million of securities on deposit at December 31, 2021 and 2020, respectively.
Certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $3.1 million and $3.2 million at December 31, 2021 and 2020, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.

The table below shows our net cash flows. For additional information regarding our cash flows, see Item 8, Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2021	2020	2019
Cash, cash equivalents, and restricted cash provided by (used in):	(in millions)
Operating activities	$10.8	$33.0	$122.5
Investing activities	(1.7)	84.3	49.2
Financing activities	(94.4)	(111.9)	(118.5)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(85.3)	$5.4	$53.2
Operating Activities
Net cash provided by operating activities in 2021 included net premiums received of $568.0 million and investment income received of $82.0 million. These operating cash inflows were partially offset by net claims payments of $394.6 million, underwriting and general and administrative expenses paid of $141.0 million, commissions paid of $74.8 million, and federal income taxes paid of $28.2 million.
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
Investing Activities
Net cash used in investing activities in 2021 was primarily related to the investment of premiums received and reinvestment of funds from investment sales, maturities, redemptions, and interest income. These investing cash outflows were largely offset by sales, maturities, and redemptions of investments whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases.
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
Financing Activities
Net cash used in financing activities in 2021 included common stock repurchases and stockholder dividend payments and repayments of FHLB advances. During the year ended December 31, 2021, we borrowed and subsequently repaid $27.0 million under the Credit Agreement.
Net cash used in financing activities in 2020 included common stock repurchases and stockholder dividend payments, partially offset by net cash received from the FHLB Advance Program.
Net cash used in financing activities in 2019 included common stock repurchases, the redemption of notes payable, and stockholder dividend payments.
Dividends. We paid $29.0 million, $30.5 million, and $28.3 million in dividends to our stockholders in 2021, 2020, and 2019, respectively. The declaration and payment of future dividends to common stockholders will be at the discretion of our Board of Directors and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors our Board of Directors deems relevant. On February 15, 2022, the Board of Directors declared a $0.25 dividend per share, payable March 15, 2022, to stockholders of record on March 1, 2022.

Repurchases of Common Stock. We repurchased $42.2 million, $99.8 million and $67.1 million of our common stock in 2021, 2020, and 2019, respectively. On July 21, 2021, our Board of Directors authorized a new share repurchase authorization for repurchases of up to $50.0 million of our common stock from July 27, 2021 through December 31, 2022 (the 2021 Program). The 2021 Program replaces the 2018 Program, which expired on June 30, 2021. Future repurchases of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, general business and social economic conditions, legal, tax, regulatory, and/or contractual restrictions, and any other factors our Board of Directors deems relevant. As of December 31, 2021, we had a remaining common stock repurchase authorization of $27.9 million. See Item 5, Issuer Purchases of Equity Securities.
Capital Resources
As of December 31, 2021, the capital resources available to us consisted of $1,213.1 million of stockholders' equity and the $114.4 million Deferred Gain.
Stockholders' Equity. The following table summarizes our beginning and ending stockholders' equity balance and the changes thereto for each of the years ended December 31, 2021, 2020, and 2019:

	December 31,
	2021	2020	2019
	(in millions)
Beginning Balance	$1,212.8	$1,165.8	$1,018.2
Stock-based obligations	9.1	9.7	10.1
Stock options exercised	1.1	0.9	0.7
Shares withheld to satisfy minimum tax withholdings for certain stock-based obligations	(3.8)	(2.7)	(3.2)
Acquisition of common stock	(42.2)	(99.8)	(67.1)
Dividends declared	(28.7)	(30.8)	(28.9)
Net income for the year	119.3	119.8	157.1
Change in net unrealized gains (losses) on investments, net of taxes	(54.5)	49.8	79.0
Ending Balance	$1,213.1	$1,212.8	$1,165.8
Deferred Gain. The Deferred Gain, which totaled $114.4 million and $125.4 million as of December 31, 2021 and 2020, respectively, reflects the unamortized gain from the LPT Agreement. See Note 2 in the Notes to our Consolidated Financial Statements.
Contractual Obligations and Commitments
Other than operating expenses, current and long-term cash requirements include the following contractual obligations and commitments as of December 31, 2021.
Leases
We have entered into lease arrangements for certain equipment and facilities. As of December 31, 2021, we had lease payment obligations of $17.1 million, with $3.4 million payable within 12 months.
Other Purchase Obligations
We have other purchase obligations that primarily consist of non-cancellable obligations to acquire capital assets, commitments for information technology and related services, software acquisition and license commitments and other legally binding agreements to purchase services that are to be used in our operations. As of December 31, 2021, we had other purchase obligations of $21.7 million, with $5.5 million payable within 12 months.
Unfunded Investment Commitments
We have investments in private equity limited partnerships that require capital distributions to fund the investments and can be called at any time deemed necessary. As of December 31, 2021, we had unfunded investment commitments of $46.4 million.
Unpaid Losses and LAE reserves
We have unpaid losses and LAE reserves payment patterns that are computed based on historical information. Our calculation of loss and LAE reserve payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, to the extent that current estimates of losses and LAE reserves vary from actual ultimate claims amounts due to variations between expected and actual payout patterns. As of December 31, 2021, we had unpaid losses and LAE reserve payments of $1,981.2 million, with $309.6 million payable within 12 months. For a discussion of our reserving process, see ''–Critical Accounting Policies–Reserves for Losses and LAE.''
The unpaid losses and LAE reserves payments are gross of reinsurance recoverables for unpaid losses. As of December 31, 2021, we had reinsurance recoverables on unpaid losses and LAE of $476.9 million, with recoveries of $31.0 million within 12 months.
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
As of December 31, 2021, our investment portfolio consisted of 86% fixed maturity securities. We strive to limit the interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 3.4 at December 31, 2021. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "A+," using ratings assigned by S&P or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity securities portfolio had a weighted average quality of "A+" as of December 31, 2021. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $338.8 million at December 31, 2021, which represented 12% of our investment portfolio at that time. We also have a $5.6 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our Other invested assets made up 1% of our investment portfolio at December 31, 2021 and include private equity limited partnerships. Our investments in private equity limited partnerships totaled $38.4 million at December 31, 2021 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 10 to 12 years, subject to two or three one-year extensions at the general partner's discretion. We expect to receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment or portion thereof, from time-to-time during the full course of the fund term. As of December 31, 2021, we had unfunded commitments to these private equity limited partnerships totaling $46.4 million.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.

The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average ending book yield (each based on the book value of each category of invested assets) as of December 31, 2021.

Category	Estimated Fair Value	Percentage of Total	Book Yield
	(in millions, except percentages)
U.S. Treasuries	$65.7	2.4%	1.8%
U.S. Agencies	2.4	0.1	2.9
States and municipalities	436.1	16.2	2.7
Corporate securities	1,080.3	40.1	3.3
Residential mortgaged-backed securities	321.8	12.0	2.3
Commercial mortgaged-backed securities	92.3	3.4	3.2
Asset-backed securities	68.5	2.5	3.7
Collateralized loan obligations	85.4	3.2	1.9
Foreign government securities	12.5	0.5	2.9
Other securities	177.7	6.6	3.6
Equity securities	338.8	12.6	2.2
Short-term investments	10.5	0.4	0.8
Total investments at fair value	$2,692.0	100.0%
Weighted average ending yield			3.0%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of December 31, 2021 by credit rating category, using the lower of the ratings assigned by Moody's Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
"AAA"	6.9%
"AA"	35.3
"A"	31.3
"BBB"	15.2
Below Investment Grade	11.3
Total	100.0%
Investments that we currently own could be subject to default by the issuer. We regularly assess individual securities as part of our ongoing portfolio management, including the identification of credit related losses. Our assessment includes reviewing the extent of declines in fair value of investments below amortized cost, historical and projected financial performance and near-term prospects of the issuer, the outlook for industry sectors, credit rating, and macro-economic changes, including those caused by the COVID-19 pandemic. We also make a determination as to whether it is more likely than not that we will be required to sell the security before its fair value recovers to above cost, or maturity.
In addition to recognizing realized gains and losses upon the disposition of an investment security, we also recognize: (i) in 2021 and 2020, realized gains or losses on AFS debt securities for changes in CECL; or (ii) prior to 2020, realized losses when securities are written down as a result of other-than-temporary impairment. We recognized $0.2 million and $0.7 million of CECL on AFS debt securities during the years ended December 31, 2021 and 2020. The decrease of $0.5 million in 2021 was due to price recoveries and reductions in allowance from disposals. We recognized no other-than-temporary impairments on fixed maturity securities during the year ended December 31, 2019. The remaining fixed maturity securities whose total fair value was less than amortized cost at December 31, 2021, 2020 and 2019, were those in which we had no intent, need or requirement to sell at an amount less than their amortized cost.
For additional information regarding our investments, including the cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of our investments, the amortized cost and estimated fair value of fixed maturity securities by contractual maturity, and net realized and unrealized gains on investments, see Note 5 in the Notes to our Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Estimates
The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment, relative to the application of appropriate accounting policies, which include the recognition of premium revenue, recoverability of deferred income taxes, and valuation of investments. Our accounting policies are described in Note 2 to our Consolidated Financial Statements, however, we believe that the following matters are particularly important to understand our financial statements because changes in these estimates or changes in the assumptions used to make them could have a material impact on our results of operations, financial condition, and cash flows.
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
Our loss reserves (gross and net of reinsurance), including the main components of such reserves, were as follows:

	As of December 31,
	2021	2020
	(in millions)
Case reserves	$900.2	$928.3
IBNR	818.7	861.7
LAE reserves	262.3	279.4
Gross unpaid losses and LAE reserves	1,981.2	2,069.4
Less reinsurance recoverable on unpaid losses and LAE, excluding CECL allowance	476.9	497.0
Net unpaid losses and LAE reserves	$1,504.3	$1,572.4
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
We compile and aggregate our claims data by grouping the claims according to the accident year in which the claim occurred when analyzing claim payment and emergence patterns and trends over time. Additionally, we aggregate and analyze claims data by claim type, benefits type, and by state, territory within state, or groups of states in which we do business.
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
Management, along with our Internal Actuary, separately analyzed LAE and estimated unpaid LAE. These analyses rely primarily on examining the relationship between historical aggregate paid LAE and the volume of claims activity for the corresponding periods. The portion of unpaid LAE that will be recoverable from reinsurers is estimated based on the contractual reinsurance terms.
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

	As of December 31,
	2021	2020
	(in millions)
Low end of actuarial range	$1,351.3	$1,392.3
Carried reserves	1,504.3	1,572.4
High end of actuarial range	1,687.1	1,734.1
As of December 31, 2021, California and Nevada loss reserves represented approximately 70% of our total loss reserves on our Consolidated Balance Sheet.
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
An internal initiative that began in 2014 emphasizes the settlement of open claims. This initiative has actively driven a significant increase in claims settlement activity and has primarily affected accident years 2009 and forward. This settlement activity has been recognized in the actuarial analysis using a methodology that adjusts the data and loss development patterns to account for an increase in settlements arising from this initiative.
Approximately 56% of our claims payments during the three years ended December 31, 2021 related to medical care for injured workers. The utilization and cost of medical services in the future is a significant source of uncertainty in the establishment of loss reserves for workers' compensation. Our loss reserves are established based on reviewing the results of actuarial methods, most of which do not contain explicit medical claim cost inflation rates; however, because medical care may be provided to an injured worker over many years, and in some cases decades, the pace of medical claim cost inflation can have a significant impact on our ultimate claim payments. For example, if the rate of medical claim cost inflation increases by 1% above the inflation rate that is implicitly included in the loss reserves at December 31, 2021, we estimate that future medical costs over the lifetime of current claims would increase by approximately $67.5 million on a net-of-reinsurance basis.
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
If the actual loss reserves were at the high or the low end of the actuarial range, the impact on our financial results would have been as follows:

	December 31,
	2021	2020
Increase (decrease) in reserves (1)	(in millions)
At low end of range	$(153.0)	$(180.1)
At high end of range	182.8	161.7
Increase (decrease) in stockholders' equity and net income
At low end of range	$120.9	$142.3
At high end of range	(144.4)	(127.7)
(1) The range of actuarial indications captures the range of reasonable estimates and is asymmetrical (e.g. not based on a normal distribution).
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

As of December 31,
2021
(in millions)
Low end of actuarial range	$286.3
LPT carried reserves	328.7
High end of actuarial range	366.5
Reinsurance Recoverables
Reinsurance recoverables represent: (a) amounts currently due from reinsurers on paid losses and LAE; (b) amounts recoverable from reinsurers on estimates of reported losses; and (c) amounts recoverable from reinsurers on actuarial estimates of IBNR for losses and LAE. These recoverables are based on our current estimates of the underlying loss reserves, and are reported on our Consolidated Balance Sheets separately as assets, as reinsurance does not relieve us of our legal liability to policyholders. We bear credit risk with respect to the reinsurers, which could be significant in the future, considering that some of the loss reserves remain outstanding for an extended period of time. Reinsurers may refuse or fail to pay losses that we cede to them, or they might delay payment. We are required to pay losses even if a reinsurer refuses or fails to meet its obligations under the applicable reinsurance agreement. We continually monitor the financial condition and financial strength ratings of our reinsurers. No material amounts due from reinsurers have been written-off as uncollectible since our inception in 2000, and in assessing future default, we evaluate the allowance for CECL under the ratings based method using the A.M. Best Average Cumulative Net Impairment Rates. Reinsurer ratings are also assessed through this process.
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995 for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were $328.7 million as of December 31, 2021. Losses and LAE paid with respect to the LPT Agreement totaled $838.8 million at December 31, 2021. We account for the LPT Agreement as retroactive reinsurance. Entry into the LPT Agreement resulted in a deferred reinsurance gain that was recorded on our Consolidated Balance Sheets as a liability. The Deferred Gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and the amortization is reflected in losses and LAE. Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the Deferred Gain on our Consolidated Balance Sheets and losses and LAE on our Consolidated Statements of Comprehensive Income.
Additionally, we are entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is an amount based on the favorable difference between actual paid losses and LAE and expected paid losses and LAE as established in the LPT Agreement. The calculation of actual amounts paid versus expected amounts is determined every five years beginning June 30, 2004 for the first twenty-five years of the agreement. We are paid 30% of the favorable difference between the actual and expected losses and LAE paid at each calculation point. Each quarter, management records its best estimate of the estimated ultimate contingent profit commission through June 30, 2024, which is impacted by estimates for ceded losses and LAE. The Deferred Gain related to the contingent profit commission is amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the contingent profit commission, or through June 30, 2024, and is recorded in losses and LAE incurred in the accompanying Consolidated Statements of Comprehensive Income. Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the Contingent commission receivable–LPT Agreement and the Deferred Gain on our Consolidated Balance Sheets and losses and LAE on our Consolidated Statements of Comprehensive Income.
New Accounting Standards
See Note 3 in the Notes to our Consolidated Financial Statements for a summary of all recently issued and recently adopted accounting standards.
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
The economic disruptions caused by the COVID-19 pandemic have impacted the credit risk associated with certain of our investment holdings, reinsurance recoverables and premiums receivable. As a result, we recorded $0.2 million of allowance for CECL during the year ended December 31, 2021. See Note 6 in the Notes to our Consolidated Financial Statements.
Interest Rate Risk
Investments
The fair value of our fixed maturity portfolio is exposed to interest rate risk, which is the risk of a decline in fair value resulting from changes in prevailing interest rates, which we strive to limit by managing duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 3.4 at December 31, 2021. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and the impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of December 31, 2021. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $2,353.2 million as of December 31, 2021, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(252.3)	(10.7)%
200 basis point rise	(168.9)	(7.2)
100 basis point rise	(84.2)	(3.6)
50 basis point decline	41.3	1.8
100 basis point decline	82.2	3.5
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of December 31, 2021, the par value of our commercial and residential mortgage-backed securities holdings was $394.6 million, and the amortized cost was 103.1% of par value. Since a majority of our mortgage-backed securities were purchased at a premium or discount that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The commercial and residential mortgage-backed securities portion of the portfolio totaled 15.4% of total investments as of December 31, 2021. Agency-backed residential mortgage pass-throughs totaled $284.3 million, or 88.4%, of the residential mortgage-backed securities portion of the portfolio as of December 31, 2021.

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
The table below shows the sensitivity of our equity securities at fair value to price changes as of December 31, 2021:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Total Equity Securities
Equity securities	$212.6	$338.8	$304.9	$(33.9)	$372.7	$33.9
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
Inflation is incorporated in the reserving process through projections supported by historical loss emergence. Additionally, we consider an estimate of increased costs in determining the adequacy of our rates, particularly as it relates to medical and hospital trends where historical loss trends have exceeded general inflation rates.
Higher levels of wage inflation can specifically impact the payrolls of our insureds, which is the basis for the premiums we charge, as well as amount of future indemnity losses we may incur.
Higher levels of inflation could also impact our operating expenses and, in the case of wage inflation, could impact our payroll expenses.
Fluctuations in rates of inflation also influence interest rates, which in turn impact the market value of our investment portfolio, particularly our fixed maturity investments, and yields on new investments.

Item 8. Financial Statements and Supplementary Data

Page
Management's Annual Report on Internal Control Over Financial Reporting	51
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	52
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	53
Consolidated Balance Sheets as of December 31, 2021 and 2020	55
Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2021, 2020 and 2019	57
Consolidated Statements of Stockholders' Equity for each of the years ended December 31, 2021, 2020 and 2019	58
Consolidated Statements of Cash Flows for each of the years ended December 31, 2021, 2020 and 2019	59
Notes to Consolidated Financial Statements	61

The following Financial Statement Schedules are filed in Item 15 of Part IV of this report:

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	96
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	99

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Based on this assessment, management did not identify any material weaknesses in the internal control over financial reporting and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.
The Company's independent registered public accounting firm, Ernst & Young LLP, has independently assessed the effectiveness of the Company's internal control over financial reporting. A copy of their report is included in Item 8 of this report.

February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Employers Holdings, Inc. and Subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Employers Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Employers Holdings, Inc. and Subsidiaries' (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated February 24, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Employers Holdings, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Employers Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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
At December 31, 2021, the liability for incurred but not reported (IBNR) reserves represented a material portion of the $1,982.4 million of unpaid loss and loss adjustment expenses (LAE) reserves. As explained in Notes 2 and 9 to the consolidated financial statements, the liability for unpaid losses and LAE represents management's best estimate of the ultimate net cost of all reported and unreported losses incurred for the applicable periods, less payments made. The estimated reserves include the accumulation of estimates for all claims reported prior to the balance sheet date, estimates of claims incurred but not reported, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. IBNR reserves include an estimate for claims that are incurred but not yet reported, expected development on reported claims and for additional payments on closed claims. There is significant uncertainty inherent in determining management’s best estimate of the ultimate loss settlement cost which is used to determine the incurred but not reported claim reserves. In particular, the estimate is sensitive to the selection and weighting of actuarial methods and management’s selection of parameters and assumptions including, the pattern with which aggregate data will be paid or emerge over time, claim settlement activity, claims cost inflation rates, and claim frequencies.
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
February 24, 2022

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
	2021	2020
	(in millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost $2,266.1 at December 31, 2021 and $2,333.6 at December 31, 2020, net of CECL allowance of $0.2 and $0.7 at December 31, 2021 and at December 31, 2020)	$2,342.7	$2,479.2
Equity securities at fair value (cost $212.6 at December 31, 2021 and $112.4 at December 31, 2020)	338.8	208.5
Equity securities at cost	5.6	6.7
Other invested assets (cost $34.1 at December 31, 2021 and $36.8 at December 31, 2020)	38.4	36.2
Short-term investments at fair value (amortized cost $10.5 at December 31, 2021 and $26.5 at December 31, 2020)	10.5	26.6
Total investments	2,736.0	2,757.2
Cash and cash equivalents	75.1	160.4
Restricted cash and cash equivalents	0.2	0.2
Accrued investment income	14.5	15.3
Premiums receivable (less CECL allowance of $10.3 at December 31, 2021 and $10.8 at December 31, 2020)	244.7	232.1
Reinsurance recoverable for:
Paid losses	7.5	7.6
Unpaid losses (less CECL allowance of $0.6 at December 31, 2021 and $0.4 at December 31, 2020 )	476.3	496.6
Deferred policy acquisition costs	43.7	43.2
Property and equipment, net	14.7	19.1
Operating lease right-of-use assets	14.2	17.4
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Contingent commission receivable–LPT Agreement	13.9	13.4
Cloud computing arrangements	43.9	50.2
Other assets	48.7	60.1
Total assets	$3,783.2	$3,922.6
Liabilities and stockholders' equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$1,981.2	$2,069.4
Unearned premiums	304.7	299.1
Commissions and premium taxes payable	42.1	43.0
Accounts payable and accrued expenses	24.1	22.9
Deferred income taxes, net	7.7	15.5
Deferred reinsurance gain—LPT Agreement	114.4	125.4
FHLB advances	—	20.0
Non-cancellable obligations	21.7	24.1
Operating lease liability	16.6	19.9
Other liabilities	57.6	70.5
Total liabilities	$2,570.1	$2,709.8
Commitments and contingencies (Note 12)

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
	2021	2020
	(in millions, except share data)
Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 57,690,254 and 57,413,806 shares issued and 27,741,400 and 28,564,798 shares outstanding at December 31, 2021 and 2020, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	410.7	404.3
Retained earnings	1,338.5	1,247.9
Accumulated other comprehensive income, net of tax	60.6	115.1
Treasury stock, at cost (29,948,854 shares at December 31, 2021 and 28,849,008 shares at December 31, 2020)	(597.3)	(555.1)
Total stockholders' equity	1,213.1	1,212.8
Total liabilities and stockholders' equity	$3,783.2	$3,922.6
See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2021	2020	2019
Revenues	(in millions, except per share data)
Net premiums earned	$574.4	$615.3	$695.8
Net investment income	72.7	76.3	88.1
Net realized and unrealized gains on investments	54.6	19.0	51.1
Other income	1.4	0.8	0.9
Total revenues	703.1	711.4	835.9

Expenses
Losses and loss adjustment expenses	315.2	302.4	365.9
Commission expense	76.1	78.8	88.1
Underwriting and general and administrative expenses	160.2	181.3	187.5
Interest and financing expenses	0.5	0.4	0.6
Other expenses	4.1	0.8	—
Total expenses	556.1	563.7	642.1

Net income before income taxes	147.0	147.7	193.8
Income tax expense	27.7	27.9	36.7
Net income	$119.3	$119.8	$157.1

Comprehensive income
Unrealized AFS investment gains (losses) during the period, net of tax (expense) benefit of $13.6, $(14.2), and $(21.8) for the years ended December 31, 2021, 2020, and 2019, respectively	$(51.3)	$53.4	$82.1
Reclassification adjustment for realized AFS investment gains in net income, net of tax expense of $0.9, $0.9, and $0.8 for the years ended December 31, 2021, 2020, and 2019, respectively	(3.2)	(3.6)	(3.1)
Other comprehensive income (loss), net of tax	(54.5)	49.8	79.0
Total comprehensive income	$64.8	$169.6	$236.1

Net realized and unrealized gains on investments
Net realized and unrealized gains on investments before impairments	$54.6	$19.0	$51.1
Net realized and unrealized gains on investments	$54.6	$19.0	$51.1

Earnings per common share (Note 18):
Basic	$4.22	$4.01	$4.89
Diluted	$4.17	$3.97	$4.83
Cash dividends declared per common share and eligible equity plan holders	$1.00	$1.00	$0.88
See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock, at Cost	Total Stockholders' Equity
	Shares	Amount
	(in millions, except share data)

Balance, January 1, 2019	56,975,675	$0.6	$388.8	$1,030.7	$(13.7)	$(388.2)	$1,018.2
Stock-based obligations (Note 14)	—	—	10.1	—	—	—	10.1
Stock options exercised	31,630	—	0.7	—	—	—	0.7
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	177,065	—	(3.2)	—	—	—	(3.2)
Acquisition of common stock (Note 13)	—	—	—	—	—	(67.1)	(67.1)
Dividends declared	—	—	—	(28.9)	—	—	(28.9)
Net income for the year		—	—	157.1	—	—	157.1
Reclassification adjustment for adoption of ASU No. 2016-01	—	—	—	—	—	—	—
Change in net unrealized losses on investments, net of taxes of $(21.0)		—	—	—	79.0	—	79.0
Balance, December 31, 2019	57,184,370	$0.6	$396.4	$1,158.8	$65.3	$(455.3)	$1,165.8

Balance, January 1, 2020	57,184,370	$0.6	$396.4	$1,158.8	$65.3	$(455.3)	$1,165.8
Stock-based obligations (Note 14)	—	—	9.7	—	—	—	9.7
Stock options exercised	40,800	—	0.9	—	—	—	0.9
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	188,636	—	(2.7)	—	—	—	(2.7)
Acquisition of common stock (Note 13)	—	—	—	—	—	(99.8)	(99.8)
Dividends declared	—	—	—	(30.8)	—	—	(30.8)
Net income for the year		—	—	119.8	—	—	119.8
Change in net unrealized gains on investments, net of taxes of $(13.3)		—	—	—	49.8	—	49.8
Balance, December 31, 2020	57,413,806	$0.6	$404.3	$1,247.9	$115.1	$(555.1)	$1,212.8

Balance, January 1, 2021	57,413,806	$0.6	$404.3	$1,247.9	$115.1	$(555.1)	$1,212.8
Stock-based obligations (Note 14)	—	—	9.1	—	—	—	9.1
Stock options exercised	48,051	—	1.1	—	—	—	1.1
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	228,397	—	(3.8)	—	—	—	(3.8)
Acquisition of common stock (Note 13)	—	—	—	—	—	(42.2)	(42.2)
Dividends declared	—	—	—	(28.7)	—	—	(28.7)
Net income for the year		—	—	119.3	—	—	119.3
Change in net unrealized gains on investments, net of taxes of $14.5		—	—	—	(54.5)	—	(54.5)
Balance, December 31, 2021	57,690,254	$0.6	$410.7	$1,338.5	$60.6	$(597.3)	$1,213.1

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2021	2020	2019
Operating activities	(in millions)
Net income	$119.3	$119.8	$157.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.4	8.2	9.0
Stock-based compensation	9.1	9.7	10.1
Amortization of cloud computing arrangements	14.2	9.0	5.3
Amortization of premium on investments, net	8.5	9.8	8.7
Allowance for expected credit losses	(0.3)	6.6	(2.1)
Deferred income tax expense	6.7	(13.4)	6.0
Net realized and unrealized gains on investments	(54.6)	(19.0)	(51.1)
Asset impairment charges	1.0	0.8	—
Change in operating assets and liabilities:
Premiums receivable	(12.1)	47.4	49.5
Reinsurance recoverable on paid and unpaid losses	20.2	35.1	20.4
Cloud computing arrangements	(7.9)	(25.6)	(12.9)
Operating lease right-of-use-assets	3.2	(2.3)	(15.9)
Current federal income taxes	(7.9)	22.0	(7.4)
Unpaid losses and loss adjustment expenses	(88.2)	(123.4)	(63.4)
Unearned premiums	5.6	(38.0)	0.8
Accounts payable, accrued expenses and other liabilities	(2.5)	(4.0)	(8.1)
Deferred reinsurance gain–LPT Agreement	(11.0)	(11.7)	(12.5)
Contingent commission receivable–LPT Agreement	(0.5)	(0.2)	18.8
Operating lease liabilities	(3.3)	2.1	17.8
Non-cancellable obligations	(2.4)	1.1	4.2
Other	6.3	(1.0)	(11.8)
Net cash provided by operating activities	10.8	33.0	122.5
Investing activities
Purchases of fixed maturity securities	(516.6)	(645.6)	(359.0)
Purchases of equity securities	(199.5)	(179.5)	(240.8)
Purchases of short-term investments	(12.5)	(135.9)	—
Purchases of other invested assets	(17.3)	(8.3)	(28.4)
Proceeds from sale of fixed maturity securities	206.7	349.5	163.0
Proceeds from sale of equity securities	135.9	243.4	232.4
Proceeds from maturities and redemptions of fixed maturity securities	373.5	359.2	309.9
Proceeds from maturities of short-term investments	28.3	110.6	25.0
Net change in unsettled investment purchases and sales	3.4	(3.6)	(24.7)
Capital expenditures and other	(3.6)	(5.5)	(12.1)
Purchase of Cerity Insurance Company, net of cash and cash equivalents acquired	—	—	(16.1)
Net cash (used in) provided by investing activities	(1.7)	84.3	49.2
Financing activities
Acquisition of common stock	(42.6)	(99.4)	(67.5)
Cash transactions related to stock-based compensation	(2.7)	(1.8)	(2.5)
Dividends paid to stockholders and eligible equity plan holders	(29.0)	(30.5)	(28.3)
Proceeds from FHLB advances	—	35.0	—
Repayments on FHLB advances	(20.0)	(15.0)	—
Proceeds from line of credit advances	27.0	—	—
Repayments on line of credit advances and notes payable	(27.0)	—	(20.0)
Payments on finance leases	(0.1)	(0.2)	(0.2)
Net cash used in financing activities	(94.4)	(111.9)	(118.5)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(85.3)	5.4	53.2
Cash, cash equivalents, and restricted cash at the beginning of the period	160.6	155.2	102.0
Cash, cash equivalents, and restricted cash at the end of the period	$75.3	$160.6	$155.2
Non-cash transactions
Financed property and equipment purchases	$0.3	$0.1	$0.7
Non-cash exchange of private preferred shares for common stock	20.0	—	—

The following table presents our cash, cash equivalents, and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	December 31, 2021	December 31, 2020
	(in millions)
Cash and cash equivalents	$75.1	$160.4
Restricted cash and cash equivalents supporting reinsurance obligations	0.2	0.2
Total cash, cash equivalents and restricted cash	$75.3	$160.6
 See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2021
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
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represent cash and cash equivalents held in trust in order to secure certain of the Company's obligations and, accordingly, are restricted as to withdrawal or usage. As of December 31, 2021 and 2020 the Company held $3.1 million and $3.2 million, respectively, in cash and investments in trust for reinsurance obligations, of which $0.2 million, represented restricted cash and cash equivalents for each year.
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
The Company's investments in equity securities at fair value are not classified as AFS and changes in fair value are included in Net realized and unrealized gains on investments on the Company's Consolidated Statements of Comprehensive Income. The Company's investment in FHLB stock is presented within Equity securities at cost on the Company's Consolidated Balance Sheets.
The Company's investments in other invested assets are reported at either net asset value or fair value and changes in the value of these investments are included in Net realized and unrealized gains on investments on the Company's Consolidated Statements of Comprehensive Income.
Beginning in 2020, with the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), the Company's investments in fixed maturity securities are presented net of an allowance for current expected credit losses (CECL). The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria is met, the security's amortized cost basis is written down to its fair value. For AFS debt securities that do not meet either criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The changes in the Company's allowance for CECL on investments are included in Net realized and unrealized gains on investments on the Company's Consolidated Statements of Comprehensive Income (see Note 6).
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
Premiums written are recognized as revenues, net of any applicable underlying reinsurance coverage, and recognized as earned, over the period of the contract in proportion to the amount of insurance protection provided. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine the actual amount of net premiums earned for that policy year. Earned but unbilled premiums include estimated future audit premiums based on the Company's historical experience. These estimates are subject to changes in policyholders' payrolls, economic conditions, and seasonality, and are continually reviewed and adjusted as experience develops or new information becomes known. Any such adjustments are included in current operations; however, they are partially offset by the resulting changes in losses and LAE, commission expenses, and premium taxes. The Company's premiums receivable on its Consolidated Balance Sheets included $13.8 million and $2.3 million of additional premiums expected to be received from policyholders for premium audits at December 31, 2021 and 2020, respectively.
The Company establishes an allowance for CECL (see Note 6) on its premiums receivable through a charge included in underwriting and general and administrative expenses in its Consolidated Statements of Comprehensive Income. This allowance for CECL is determined based on estimates (collectability and historical payment patterns) and assumptions to project future experience. After all collection efforts have been exhausted, the Company reduces the allowance for CECL for write-offs of premiums receivable that have been deemed uncollectible. The Company's allowance for CECL was $10.3 million and $10.8 million at December 31, 2021 and 2020, respectively. The Company had write offs of $2.5 million, $6.8 million, and $10.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Deferred Policy Acquisition Costs
Policy acquisition costs, those costs that relate directly to the successful acquisition of new or renewal insurance contracts, including underwriting, policy issuance and processing, medical and inspection, sales force contract selling and commissions are deferred and amortized as the related premiums are earned. Amortization of deferred policy acquisition costs for the years ended December 31, 2021, 2020, and 2019, was $92.2 million, $97.5 million, and $107.7 million, respectively.
If the sum of a policy's expected losses and LAE and deferred policy acquisition costs exceeds the related unearned premiums and projected investment income, a premium deficiency is determined to exist. In this event, deferred policy acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs, a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the years ended December 31, 2021, 2020, and 2019.
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

Balances due from reinsurers on unpaid losses, including an estimate of such recoverables related to reserves for incurred but not reported losses, are reported as reinsurance recoverables on the Company's Consolidated Balance Sheets. Reinsurance recoverables on paid losses represent amounts currently due from reinsurers. Reinsurance recoverables on unpaid losses represent amounts that will be collectible from reinsurers once the losses are paid. Reinsurance recoverables on unpaid losses and LAE amounted to $476.3 million and $496.6 million at December 31, 2021 and 2020, respectively.
Beginning in 2020, with the adoption of ASU 2016-13, the Company's reinsurance recoverables are presented net of an allowance for CECL. The changes in the Company's allowance for CECL are included in underwriting and general and administrative expenses on the Company's Consolidated Statements of Comprehensive Income (see Note 6). This allowance for CECL is determined based on historical information, financial strength of reinsurers, collateralization amounts and ratings to determine the appropriateness of the allowance.
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
The Company elected the practical expedients in ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2016-02, Leases (Topic 842), allowing it to apply provisions of the guidance at the date of adoption without adjusting comparative periods presented (see Note 12).
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
The Company monitors the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company also obtains collateral from its reinsurers in order to mitigate the risks related to insolvencies. At December 31, 2021, $1.8 million was held as collateral by cash or letters of credit for the Company's reinsurance recoverables and an additional $432.5 million was in trust accounts for reinsurance recoverables specifically related to the LPT Agreement.
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
Goodwill and Other Intangible Assets
The Company formally tests for impairment of goodwill and intangible assets in the fourth quarter of each year. At the end of each quarter, management considers the results of the previous analysis as well as any recent developments that may constitute triggering events requiring the impairment analysis of goodwill and other intangible assets to be updated. The Company assessed the effects of current economic conditions on the Company's financial condition and results of operations and changes in the Company's fair value and determined that there were no impairments of these assets as of December 31, 2021 and 2020.
Intangible assets related to state licenses are not subject to amortization. Intangibles related to insurance relationships were amortized in proportion to the expected period of benefit and were fully amortized as of December 31, 2021.
The gross carrying value, accumulated amortization, and net carrying value for the Company's intangible assets, by major class, as of December 31, were as follows:

	2021			2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
State licenses	$13.5	$—	$13.5	$13.5	$—	$13.5
Insurance relationships	9.4	$(9.4)	—	9.4	$(9.4)	—
Other	0.1	—	0.1	0.1	—	0.1
Total	$23.0	$(9.4)	$13.6	$23.0	$(9.4)	$13.6
There was no amortization expense in 2021 or 2020. These amortization expenses are included in the Company's Consolidated Statements of Comprehensive Income in underwriting and general and administrative expenses.
Stock-Based Compensation
The Company provides stock-based compensation to its directors and certain of its employees, which is recognized in its Consolidated Statements of Comprehensive Income based on estimated grant date fair values over the relevant service period (see Note 14).

3. New Accounting Standards
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This update provides optional transition guidance to ease the potential accounting burden associated with transitioning away from the London Interbank Offered Rate (LIBOR), with optional expedients and exceptions related to the application of US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. Companies can apply this ASU immediately, but early adoption is only available through December 31, 2022 when the ASU becomes effective. The Company has and will continue to evaluate the impact of LIBOR on its existing contracts and investments, but does not expect that this update will have a material impact on its consolidated financial condition or results of operations.
Recently Adopted Accounting Standards
In October 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-10, Codification Improvements. This update ensures all disclosure guidance that requires or provides an option for an entity to provide notes to the financial statements is included in the Disclosure Section (Section 50) of the Codification. This update also provides various codification improvements in which the original guidance was unclear. This update becomes effective for annual periods beginning after December 15, 2020 and early adoption is permitted for any annual or interim period for which financial statements have not been issued. The Company has determined that the impact of this standard is not material to its consolidated financial condition and results of operations.
In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivable-Nonrefundable fees and other costs. The amendments in that Update shortened the amortization period for certain purchased callable debt securities held at a premium by requiring that entities amortize the premium associated with those callable debt securities within the scope of paragraph 310-20-25-33 to the earliest call date. The amendments affect the guidance in Accounting Standards Update No. 2017-08, receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments is this update become effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is not permitted. The Company has determined that the impact of this standard is not material to its consolidated financial condition and results of operations.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). This update simplifies the accounting for income taxes within Accounting Standards Codification (ASC) topic 740 by removing certain exceptions and clarifies existing guidance. The Company has determined that the impact of this standard is not material to its consolidated financial condition and results of operations.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). This update simplifies the measurement of goodwill by eliminating the performance of Step 2 in the goodwill impairment analysis. This update allows the testing to be performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge when the carrying amount exceeds fair value. Additionally, this update eliminates the requirements of any reporting unit with a zero or negative carrying value to perform Step 2, but requires disclosure of the amount of goodwill allocated to a reporting unit with zero or negative carrying amount of net assets. The Company adopted this standard and there was no impact on its consolidated financial condition and results of operations.
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
4. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company's financial instruments at fair value were as follows as of December 31:

	2021		2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets	(in millions)
Total investments at fair value (Note 5)	$2,692.0	$2,692.0	$2,714.3	$2,714.3
Cash and cash equivalents	75.1	75.1	160.4	160.4
Restricted cash and cash equivalents	0.2	0.2	0.2	0.2
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments to the valuation methodology utilized by third party pricing services as of December 31, 2021 and 2020.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.

The following table presents the Company's investments at fair value and the corresponding fair value measurements.

	December 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities
U.S. Treasuries	$—	$65.7	$—	$—	$78.3	$—
U.S. Agencies	—	2.4	—	—	3.1	—
States and municipalities	—	436.1	—	—	482.7	—
Corporate securities	—	1,080.3	—	—	1,046.4	—
Residential mortgage-backed securities	—	321.8	—	—	461.0	—
Commercial mortgage-backed securities	—	92.3	—	—	102.4	—
Asset-backed securities	—	68.5	—	—	42.6	—
Collateralized loan obligations	—	85.4	—	—	83.6	—
Foreign government securities	—	12.5	—	—	8.2	—
Other securities	—	177.7	—	—	170.9	—
Total fixed maturity securities	$—	$2,342.7	$—	$—	$2,479.2	$—
Equity securities at fair value
Industrial and miscellaneous	$283.1	$—	$—	$179.1	$—	$—
Other	55.7	—	—	29.4	—	—
Total equity securities at fair value	$338.8	$—	$—	$208.5	$—	$—
Short-term investments	$—	$10.5	$—	$4.0	$22.6	$—
Total investments at fair value	$338.8	$2,353.2	$—	$212.5	$2,501.8	$—
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
The Company had investments in convertible preferred shares of real estate investment trusts which were carried at cost and approximate fair value. These preferred shares were redeemed and converted to equity securities during the year ended December 31, 2021.
Financial Instruments Carried at Net Asset Value (NAV)
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company's Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at NAV and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 10 to 12 years, subject to two or three one-year extensions at the general partner's discretion. The Company will receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment, or a portion thereof. The Company expects these distributions from time-to-time during the full course of the fund term. As of December 31, 2021 and 2020, the Company had unfunded commitments to these private equity limited partnerships totaling $46.4 million and $63.8 million, respectively.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.
The following table presents cash and investments carried at NAV on the Company's Consolidated Balance Sheets.

	December 31, 2021	December 31, 2020

Cash equivalents measured at NAV	29.5	58.7
Other invested assets carried at NAV	38.4	16.2

5. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company's AFS investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2021	(in millions)
Fixed maturity securities
U.S. Treasuries	$64.3	$1.6	$(0.2)	$65.7
U.S. Agencies	2.2	0.2	—	2.4
States and municipalities	413.8	22.4	(0.1)	436.1
Corporate securities	1,035.1	47.0	(1.8)	1,080.3
Residential mortgage-backed securities	319.0	7.0	(4.2)	321.8
Commercial mortgage-backed securities	87.9	4.5	(0.1)	92.3
Asset-backed securities	68.6	0.4	(0.5)	68.5
Collateralized loan obligations	85.5	—	(0.1)	85.4
Foreign government securities	12.7	—	(0.2)	12.5
Other securities(1)	177.0	1.2	(0.5)	177.7
Total fixed maturity securities	2,266.1	84.3	(7.7)	2,342.7
Short-term investments	10.5	—	—	10.5
Total AFS investments	$2,276.6	$84.3	$(7.7)	$2,353.2

At December 31, 2020
Fixed maturity securities
U.S. Treasuries	$74.3	$4.0	$—	$78.3
U.S. Agencies	2.8	0.3	—	3.1
States and municipalities	449.4	33.3	—	482.7
Corporate securities	963.5	83.2	(0.3)	1,046.4
Residential mortgage-backed securities	444.6	16.7	(0.3)	461.0
Commercial mortgage-backed securities	94.7	7.8	(0.1)	102.4
Asset-backed securities	42.0	0.9	(0.3)	42.6
Collateralized loan obligations	84.4	—	(0.8)	83.6
Foreign government securities	8.0	0.2	—	8.2
Other securities(1)	169.9	1.5	(0.5)	170.9
Total fixed maturity securities	2,333.6	147.9	(2.3)	2,479.2
Short-term investments	26.5	0.1	—	26.6
Total AFS investments	$2,360.1	$148.0	$(2.3)	$2,505.8
(1)Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.

The cost and estimated fair value of the Company's equity securities recorded at fair value at December 31, 2021 and 2020 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At December 31, 2021
Equity securities at fair value
Industrial and miscellaneous	$170.5	$283.1
Other	42.1	55.7
Total equity securities at fair value	$212.6	$338.8

At December 31, 2020
Equity securities at fair value
Industrial and miscellaneous	$94.1	$179.1
Other	18.3	29.4
Total equity securities at fair value	$112.4	$208.5
The Company had Other invested assets totaling $38.4 million and $36.2 million at December 31, 2021 and 2020, respectively. These investments consisted of: (i) private equity limited partnerships that totaled $38.4 million and $16.2 million (initial cost of $34.1 million and $16.8 million) at December 31, 2021 and 2020, respectively, which are carried at NAV based on information provided by the general partner; and (ii) convertible preferred shares of real estate investment trusts that totaled $20.0 million at December 31, 2020, which were carried at cost and approximated fair value. The investments in private equity limited partnerships are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through Net realized and unrealized gains and losses on the Company's Consolidated Statements of Comprehensive Income.
The amortized cost and estimated fair value of the Company's fixed maturity securities at December 31, 2021, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$97.4	$98.8
Due after one year through five years	766.4	799.8
Due after five years through ten years	733.2	763.4
Due after ten years	108.1	112.7
Mortgage and asset-backed securities	561.0	568.0
Total	$2,266.1	$2,342.7

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of December 31, 2021 and 2020.

	December 31, 2021			December 31, 2020
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
Less than 12 months:	(dollars in millions)
Fixed maturity securities
U.S. Treasuries	$12.8	$(0.2)	4	$—	$—	—
States and municipalities	7.7	(0.1)	4	—	—	—
Corporate securities	113.0	(1.8)	87	9.7	(0.3)	10
Residential mortgage-backed securities	146.3	(3.9)	65	47.4	(0.3)	13
Commercial mortgage-backed securities	—	—	—	5.5	(0.1)	6
Asset-backed securities	50.1	(0.5)	14	7.8	(0.3)	6
Collateralized loan obligations	24.4	(0.1)	10	74.6	(0.8)	18
Foreign government securities	12.5	(0.2)	2	—	—	—
Other securities	66.3	(0.4)	176	60.4	(0.5)	146
Total fixed maturity securities	433.1	(7.2)	362	205.4	(2.3)	199
Total less than 12 months	$433.1	$(7.2)	362	$205.4	$(2.3)	199

12 months or greater:
Fixed maturity securities
Residential mortgage-backed securities	$4.9	$(0.3)	3	$—	$—	—
Commercial mortgage-backed securities	2.4	(0.1)	2	—	—	—
Other securities	8.0	(0.1)	29	—	—	—
Total fixed maturity securities	15.3	(0.5)	34	—	—	—
Total 12 months or greater	$15.3	$(0.5)	34	$—	$—	—
The Company recorded an allowance for CECL on AFS debt securities of $0.2 million and $0.7 million during the years ended December 31, 2021 and 2020 (see Note 6). Those fixed maturity securities whose total fair value was less than amortized cost at December 31, 2021, were those in which the Company had no intent, need or requirement to sell at an amount less than their amortized cost. There were no other-than-temporary impairments recognized on fixed maturity securities during the year ended December 31, 2019. The Company determined that the remaining unrealized losses on fixed maturity securities at December 31, 2019 were primarily the result of changes in prevailing interest rates and not the credit quality of the issuers.
Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities and other invested assets) or amortized cost (fixed maturity securities). Realized losses on fixed maturity securities are also recognized when securities are written down as a result of an other-than-temporary impairment or for changes in the CECL allowance.

Net realized gains on investments and the change in unrealized gains (losses) on the Company's investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net Change in CECL Allowance	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI, before tax
	(in millions)
Year Ended December 31, 2021
Fixed maturity securities	$4.7	$(1.1)	$0.5	$(68.9)	$4.1	$(68.9)
Equity securities	20.6	(5.0)	—	30.0	45.6	—
Other invested assets	—	—	—	4.9	4.9	—
Short-term investments	—	—	—	(0.1)	—	(0.1)
Total investments	$25.3	$(6.1)	$0.5	$(34.1)	$54.6	$(69.0)

Year Ended December 31, 2020
Fixed maturity securities	$9.2	$(4.1)	$(0.7)	$63.0	$4.4	$63.0
Equity securities	42.6	(21.8)	—	(5.0)	15.8	—
Other invested assets	—	—	—	(1.3)	(1.3)	—
Short-term investments	0.1	—	—	0.1	0.1	0.1
Total investments	$51.9	$(25.9)	$(0.7)	$56.8	$19.0	$63.1

Year Ended December 31, 2019
Fixed maturity securities	$5.2	$(1.3)	$—	$99.9	$3.9	$99.9
Equity securities	17.8	(4.4)	—	33.1	46.5	—
Other invested assets	—	—	—	$0.7	0.7	—
Total investments	$23.0	$(5.7)	$—	$133.7	$51.1	$99.9
Proceeds from the sales of fixed maturity securities were $206.7 million, $349.5 million and $163.0 million for years ended December 31, 2021, 2020 and 2019, respectively.
Net investment income was as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Fixed maturity securities	$71.5	$72.6	$81.9
Equity securities	3.7	4.4	7.9
Other invested assets	2.7	2.8	1.2
Short-term investments	0.2	1.5	—
Cash equivalents and restricted cash	—	0.5	1.7
Gross investment income	78.1	81.8	92.7
Investment expenses	(5.4)	(5.5)	(4.6)
Net investment income	$72.7	$76.3	$88.1
The Company is required by various state laws and regulations to support, through securities on deposit or otherwise, its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of December 31, 2021 and 2020, securities having a fair value of $861.4 million and $768.7 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $70.0 million and $275.0 million of securities on deposit as of December 31, 2021 and 2020, respectively (see Note 11).
Certain reinsurance contracts require the Company's funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at December 31, 2021 and 2020 was $3.1 million and $3.2 million, respectively.

6. Current Expected Credit Losses
The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) in the first quarter of 2020, which replaced the incurred loss methodology with an expected loss methodology known as the current expected loss methodology, CECL. The measurement of CECL is applicable to financial assets measured at amortized cost, which includes held-to-maturity securities, trade receivables, lease receivables, reinsurance recoverables, financial guarantee contracts, loan commitments, and financial assets with evidence of credit deterioration. Additionally, Topic 326 made changes to the accounting for AFS debt securities. This change requires credit losses to be presented as an allowance rather than as a write-down on AFS debt securities that the Company does not intend to sell or believes that it is more likely than not that it will be required to sell.
Premiums Receivable
Premiums receivable balances are all due within one year or less. The Company currently determines the allowance for premiums receivable based on an internal aging schedule using collectability and historical payment patterns, as well as current and expected future market conditions to determine the appropriateness of the allowance. Historical payment patterns and future market conditions provide the basis for the estimation along with similar risk characteristics and the Company's business strategy, which have not changed significantly over time. The Company will continually assess the historical payment patterns and aging schedule to reflect the differences in our current conditions and future forecasted changes, including any impact from the COVID-19 pandemic. Changes in the allowance for CECL are recorded through underwriting and general and administrative expenses.
The table below shows the changes in the allowance for CECL on premiums receivable.

	Years Ended December 31,
	2021	2020
	(in millions)
Beginning balance of the allowance for CECL on premiums receivable	$10.8	$4.6
Current period provision for CECL	10.6	13.0
Write-offs charged against the allowance	(2.5)	(6.8)
Recoveries collected	(8.6)	—
Ending balance of the allowance for CECL on premiums receivable	$10.3	$10.8

Reinsurance Recoverable
In assessing an allowance for reinsurance assets, which includes reinsurance recoverables and contingent commission receivables, the Company considers historical information, financial strength of reinsurers, collateralization amounts and ratings to determine the appropriateness of the allowance. Historically, the Company has not experienced a credit loss from reinsurance transactions. In assessing future default, the Company evaluated the CECL allowance under the ratings-based method using the A.M. Best Average Cumulative Net Impairment Rates. Reinsurer ratings are also assessed through this process. Changes in the allowance for CECL are recorded through underwriting and general and administrative expenses.
The table below shows the changes in the allowance for CECL on reinsurance recoverables.

	Years Ended December 31,
	2021	2020
	(in millions)
Beginning balance of the allowance for CECL on reinsurance recoverables	$0.4	$—
Current period provision for CECL	0.2	0.4
Ending balance of the allowance for CECL on reinsurance recoverables	$0.6	$0.4

Investments
The Company assesses all AFS debt securities in an unrealized loss position for CECL. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria is met, the security's amortized cost basis is written down to its fair value. For AFS debt securities that do not meet either criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Any impairment that has not been recorded through an allowance for credit losses is recognized in Accumulated other comprehensive income on the Company's Consolidated Balance Sheets. Changes in the allowance for CECL are recorded through realized capital losses.
As of December 31, 2021, the Company established an aggregate allowance for CECL in the amount of $0.2 million. For the Company’s investments in fixed-income debt securities, the allowance for CECL was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the present value of cash flows expected to be collected to its amortized cost basis. The expected present value of cash flows are calculated using scenario based credit loss models derived from the discounted cash flows under the Comprehensive Capital Analysis Review (CCAR) framework, which is adopted by the Federal Reserve.
As of December 31, 2021, the Company did not intend to sell any of its AFS debt securities in which its amortized cost exceeded its fair value.
Accrued interest receivable on AFS debt securities totaled $14.5 million at December 31, 2021 and is excluded from the estimate of credit losses based on historically timely payments.
The table below shows the changes in the allowance for CECL on AFS securities.

	Years Ended December 31,
	2021	2020
	(in millions)
Beginning balance of the allowance for CECL on AFS securities	$0.7	$—
Current period provision for CECL	—	3.1
Reductions in allowance from disposals	(0.2)	(2.4)
Recoveries of amounts previously written off	$(0.3)	—
Ending balance of the allowance for CECL on AFS securities	$0.2	$0.7

7. Property and Equipment
Property and equipment consists of the following:

	As of December 31,
	2021	2020
	(in millions)
Furniture and equipment	$3.3	$3.4
Leasehold improvements	5.0	5.5
Computers and software	46.8	53.3
Automobiles	0.8	0.8
Property and equipment, gross	55.9	63.0
Accumulated depreciation	(41.2)	(43.9)
Property and equipment, net	$14.7	$19.1
Depreciation expenses related to property and equipment for the years ended December 31, 2021, 2020, and 2019 were $7.4 million, $8.2 million, and $9.0 million, respectively. Internally developed software costs of $2.3 million and $3.2 million were capitalized during the years ended December 31, 2021 and 2020, respectively.
Cloud Computing Arrangements
The Company's capitalized costs associated with cloud computing arrangements totaled $43.9 million and $50.2 million, which were comprised of service contract fees and implementation costs associated with hosting arrangements on the Company's Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively. Total amortization for hosting arrangements for the years ended December 31, 2021 and 2020 was $14.2 million and $9.0 million, respectively.
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
The Company's provision for income taxes consisted of the following:

	Years Ended December 31,
	2021	2020	2019
Current tax expense:	(in millions)
Federal	$20.2	$27.6	$26.3
State	0.8	0.7	1.8
Total current tax expense	21.0	28.3	28.1
Deferred federal tax expense:
Other	6.7	(0.4)	8.6
Total deferred federal tax expense	6.7	(0.4)	8.6
Income tax expense	$27.7	$27.9	$36.7
The differences between the statutory federal tax rate of 21% and the Company's effective tax rate on net income before income taxes as reflected in the Consolidated Statements of Comprehensive Income were as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Expense computed at statutory rate	$31.0	$31.0	$40.7
Tax-advantaged investment income	(1.7)	(1.9)	(2.4)
LPT deferred gain amortization	(1.9)	(2.2)	(2.3)
Stock based compensation	0.1	(0.2)	(0.9)
LPT Reserve Adjustment	(0.5)	(0.3)	(0.4)
Other	0.7	1.5	2.0
Income tax expense	$27.7	$27.9	$36.7
The LPT Reserve Adjustments for the years ended December 31, 2021, 2020, and 2019 increased GAAP net income by $2.6 million, $1.2 million, and $1.8 million, respectively, but did not affect taxable income. The LPT Contingent Commission Adjustments increased net income by $0.5 million, $0.2 million, and $0.2 million during 2021, 2020, and 2019, respectively, but did not increase taxable income.
As of December 31, 2021, 2020, and 2019 the Company had no material unrecognized tax benefits and its tax years 2018 through 2021 remain open and are available for examination by the Internal Revenue Service.
The Company made cash payments of $28.2 million, $18.5 million and $37.8 million for income taxes during the years ended December 31, 2021, 2020, and 2019, respectively.
The significant components of deferred income taxes, net, were as follows as of December 31:

	2021		2020
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Unrealized capital gains, net	$—	$43.5	$—	$50.7
Deferred policy acquisition costs	—	9.4	—	9.2
Intangible assets	—	1.6	—	1.6
Loss reserve discounting for tax reporting	30.0	—	30.3	—
Unearned premiums	11.9	—	11.5	—
Allowance for bad debt	2.3	—	2.4	—
Stock-based compensation	2.5	—	3.4	—
Accrued liabilities	4.1	—	3.5	—
Operating leases	3.5	3.0	4.2	3.6
Other	2.2	6.7	2.4	8.1
Total	$56.5	$64.2	$57.7	$73.2
Deferred income tax asset (liability), net	$(7.7)		$(15.5)

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
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Unpaid losses and LAE at beginning of period	$2,069.4	$2,192.8	$2,207.9
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	497.0	532.5	504.4
Net unpaid losses and LAE at beginning of period	1,572.4	1,660.3	1,703.5
Losses and LAE, net of reinsurance, incurred during the period related to:
Current year	366.5	395.9	456.1
Prior years	(39.8)	(81.6)	(77.5)
Total net losses and LAE incurred during the period	326.7	314.3	378.6
Paid losses and LAE, net of reinsurance, related to:
Current year	76.6	83.6	106.6
Prior years	318.2	318.6	315.2
Total net paid losses and LAE during the period	394.8	402.2	421.8
Ending unpaid losses and LAE, net of reinsurance	1,504.3	1,572.4	1,660.3
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	476.9	497.0	532.5
Unpaid losses and LAE at end of period	$1,981.2	$2,069.4	$2,192.8
Total net losses and LAE included in the above table excludes the impact of the amortization of the Deferred Gain and LPT Reserve Adjustments (See Note 10).
In 2021, the Company had $39.8 million of net favorable prior accident year loss reserve development, which included $38.0 million of favorable development on its voluntary risk business and $1.8 million on its assigned risk business. In 2020, the Company had $81.6 million of net favorable prior accident year loss reserve development, which included $80.2 million of favorable development on its voluntary risk business and $1.4 million on its assigned risk business. In 2019, the Company had $77.5 million of net favorable prior accident year loss reserve development.
The net favorable development recognized in 2021 on voluntary business was primarily the result of observed favorable paid loss cost trends predominantly related to accident years 2017 and prior, due primarily to decreasing medical costs and defense and cost containment, partially offset by: (i) $10.0 million of unfavorable development related to accident year 2019, which is reflective of more weight being placed on now sufficiently seasoned loss trends and patterns originating in part from business written in our newer territories; and (ii) $8.0 million of unfavorable loss development associated with two catastrophic non-COVID claims in accident year 2020.
The net favorable development recognized in 2020 on voluntary business was primarily the result of observed favorable paid loss cost trends predominantly related to accident years 2018 and prior, due primarily to decreasing medical costs, partially offset by $13.3 million of adverse development on accident year 2019 partially due to an inability to fully execute its claims initiatives to reduce loss costs as a result of the COVID-19 pandemic.
The net favorable development recognized in 2019 was primarily the result of observed favorable paid loss cost trends predominantly related to accident years 2018 and prior, due primarily to decreasing medical costs and accelerated claims settlements. Loss reserves shown in the Company's Consolidated Balance Sheets are net of $105.6 million and $28.1 million for anticipated subrogation recoveries as of December 31, 2021 and 2020, respectively.

The Company compiles and aggregates its claims data by grouping the claims according to the year in which the claim occurred ("accident year") when analyzing claim payment and emergence patterns and trends over time. Reported claims include any claim that has case reserves and/or loss and LAE payments associated with them.
The Company analyzed the usefulness of disaggregation of its results and determined the characteristics associated with the policies and the related unpaid loss reserves, incurred losses, and payment patterns are similar in nature. As such, the following tables show the Company's historical incurred and cumulative paid losses and LAE development, net of reinsurance, as well as IBNR loss reserves and the number of reported claims on an aggregated basis as of December 31, 2021 for each of the previous 10 accident years.

	Incurred Losses and LAE, Net of Reinsurance
	Years Ended December 31,										As of December 31, 2021
Accident Year	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021	IBNR	Cumulative number of reported claims
	(in millions, except claims counts)
2012	$348.8	$359.9	$360.9	$386.4	$388.2	$382.8	$379.8	$378.5	$372.4	$369.4	$23.5	26,046
2013		452.6	460.6	478.6	472.6	468.9	464.6	459.3	446.8	440.9	28.2	28,927
2014			463.4	445.8	432.9	434.6	430.5	424.7	415.5	406.0	34.6	28,594
2015				422.2	425.8	423.9	419.6	408.7	396.7	384.9	33.4	27,264
2016					419.0	414.6	395.4	375.0	364.6	354.8	35.6	25,806
2017						412.4	391.3	358.3	337.9	329.8	43.0	25,091
2018							422.5	424.6	407.7	400.6	52.2	27,977
2019								422.4	435.7	448.5	83.2	32,885
2020									365.7	374.0	94.6	23,948
2021										339.2	163.0	19,287
Total										$3,848.0

	Cumulative Paid Losses and LAE, Net of Reinsurance
	Years Ended December 31,
Accident Year	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021
	(in millions)
2012	$58.6	$148.3	$214.2	$261.4	$289.9	$305.0	$316.9	$324.3	$328.4	$332.3
2013		68.5	184.4	263.8	317.4	346.1	365.9	379.3	386.6	391.3
2014			65.3	172.7	248.9	297.2	323.4	342.1	351.4	357.7
2015				65.5	174.5	246.9	290.5	311.2	322.2	329.3
2016					65.6	166.8	227.7	261.2	278.3	290.0
2017						63.5	160.2	215.7	243.7	260.0
2018							77.9	189.9	254.2	293.6
2019								88.8	212.6	285.2
2020									71.9	175.6
2021										66.1
Total										$2,781.1
All outstanding liabilities for unpaid losses and LAE prior to 2012, net of reinsurance										374.4
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance										$1,441.3
(1)Data presented for these calendar years is required supplementary information, which is unaudited.
The following table represents a reconciliation of claims development to the aggregate carrying amount of the liability for unpaid losses and LAE:

December 31, 2021
(in millions)
Liabilities for unpaid losses and LAE, net of reinsurance	$1,441.3
Reinsurance recoverable, excluding CECL allowance, on unpaid losses	476.9
Unallocated LAE (adjusting and other)	63.0
Total liability for unpaid losses and LAE	$1,981.2

The following table presents the average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2021 and is presented as required supplementary information, which is unaudited:

Average Annual Percentage Payout of Claims by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
18.0%	27.4%	17.5%	10.8%	6.0%	3.9%	2.6%	1.7%	1.1%	1.1%
10. Reinsurance
The Company purchases reinsurance from third parties in the normal course of its business in order to manage its exposures. The Company's reinsurance coverage is provided on both a quota share and excess of loss basis.
The effects of reinsurance on the Company's written and earned premiums and on its losses and LAE incurred were as follows:

	Years Ended December 31,
	2021		2020		2019
	Written	Earned	Written	Earned	Written	Earned
	(in millions)
Direct premiums	$582.6	$574.0	$570.8	$611.0	$687.4	$691.6
Assumed premiums	7.1	7.0	9.3	9.5	9.5	9.6
Gross premiums	589.7	581.0	580.1	620.5	696.9	701.2
Ceded premiums	(6.6)	(6.6)	(5.2)	(5.2)	(5.4)	(5.4)
Net premiums	$583.1	$574.4	$574.9	$615.3	$691.5	$695.8
Ceded losses and LAE incurred	$16.8		$5.9		$19.2
Ceded losses and LAE incurred includes the amortization of the Deferred Gain, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments.
Excess of Loss Reinsurance
The Company has consistently maintained excess of loss reinsurance coverage to protect it against the impact of large and/or catastrophic losses in its workers' compensation business. The Company currently maintains reinsurance for losses from a single occurrence or catastrophic event in excess of $10.0 million and up to $200.0 million, subject to certain exclusions. This current reinsurance program is effective July 1, 2021 through June 30, 2022. The coverage under the Company's annual reinsurance program that ended each of July 1, 2020 and 2019 was $190.0 million, in excess of its $10.0 million retention on a per occurrence basis. The reinsurance coverage includes coverage for pandemics, acts of terrorism, excluding nuclear, biological, chemical, and radiological events. Any liability outside the coverage limits of the reinsurance program is retained by the Company.
LPT Agreement
Recoverables from reinsurers on unpaid losses and LAE amounted to $476.3 million and $496.6 million at December 31, 2021 and 2020, respectively. At each of December 31, 2021 and 2020, $328.7 million and $353.5 million, respectively, of those recoverables was related to the LPT Agreement that was entered into in 1999 by the Fund and assumed by EICN. Under the LPT Agreement, substantially all of the Fund's losses and LAE on claims incurred prior to July 1, 1995 have been ceded to three unaffiliated reinsurers on a 100% quota share basis. Investments totaling $432.5 million and $369.1 million at December 31, 2021 and 2020, respectively, have been placed in trust by the three reinsurers as security for payment of the reinsured claims. Under the LPT Agreement, initially $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. Through December 31, 2021, the Company has paid losses and LAE claims totaling $838.8 million related to the LPT Agreement.
The Company amortized $8.4 million, $10.5 million, and $10.7 million of the Deferred Gain for the years ended December 31, 2021, 2020, and 2019, respectively. Additionally, the Company recognized favorable development in the estimated reserves ceded under the LPT Agreement of $4.9 million, $4.2 million, and $5.3 million that reduced the Deferred Gain by $2.6 million, $1.2 million, and $1.8 million for the years ended December 31, 2021, 2020, and 2019, respectively, due to favorable LPT Reserve Adjustments and by $0.5 million, $0.2 million, and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively, due to favorable LPT Contingent Commission Adjustments (Note 2 –Reinsurance).

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
The interest rates applicable to loans under the Credit Agreement are generally based on a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Eurodollar rate (which will convert to an alternative reference rate once LIBOR is discontinued), plus a specified margin, ranging from 1.25% to 2.25%. In addition, the Company will pay a fee on each lender’s commitment, ranging from 0.20% to 0.50%, irrespective of usage. The applicable margin and the amount of such commitment fee vary based upon the financial strength rating of the Company’s insurance subsidiaries as most recently announced by A.M. Best or the Company’s debt to total capitalization ratio if such financial strength rating is not available. Total interest paid during the year ended December 31, 2021 was $0.3 million.
The Credit Agreement contains covenants that require the Company and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth of no less than 70% of the Company’s stockholders’ equity as of September 30, 2020, plus 50% of the Company’s aggregate net income thereafter; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. At December 31, 2021, the Company was in compliance with all debt covenants.
The Company incurred $0.7 million in debt issuance costs in connection with the Credit Agreement, which are being amortized over the three-year life of the facility in Interest and Financing expenses. The annual commitment and administrative fee on the unused portion of the facility is 0.30%, for a maximum of $225,000, and an annual agency fee of $25,000. Advances can be repaid at any time without prepayment penalties or additional fees. The Company borrowed and subsequently repaid $27.0 million under the credit facility during the year ended December 31, 2021. As of December 31, 2021, the Company had no outstanding borrowings on the credit facility.
EPIC had a $10.0 million surplus note to Dekania CDO II, Ltd. issued as part of a pooled transaction. On April 12, 2019, the Florida Office of Insurance Regulation approved EPIC's request to pay off the Dekania surplus note. Subsequently, on April 15, 2019, EPIC formally called this note. The outstanding principal, plus accrued and unpaid interest, in the amount of $10.2 million, was paid on May 14, 2019. Interest paid during the year ended December 31, 2019 was $0.2 million.
EPIC had a $10.0 million surplus note to Alesco Preferred Funding V, LTD issued as part of a pooled transaction. On April 12, 2019, the Florida Office of Insurance regulation approved EPIC's request to pay off the Alesco surplus note. Subsequently, on May 6, 2019, EPIC formally called this note. The outstanding principal, plus accrued and unpaid interest, in the amount of $10.2 million, was paid on June 13, 2019. Interest paid during the year ended December 31, 2019 was $0.2 million.
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
On May 11, 2020, the Company's insurance subsidiaries received a total of $35.0 million of advances under the FHLB Advance Program. The advances were secured by collateral previously pledged to the FHLB by the Company's insurance subsidiaries in support of their existing collateralized advance facility, which has been reduced by the amount of these outstanding advances. The Company repaid $15.0 million on November 4, 2020, $5.0 million on March 31, 2021, and the remaining $15.0 million on May 4, 2021. As of December 31, 2021, the Company has no outstanding advances.
FHLB membership also allows the Company's insurance subsidiaries access to standby letters of credit. On March 9, 2018, ECIC, EPIC, and EAC entered into standby Letter of Credit Reimbursement Agreements (Letter of Credit Agreements) with the FHLB. On January 26, 2021, we chose to amend our existing Letter of Credit Agreements among the FHLB and EPIC to decrease its respective credit amount. On August 13, 2021, we chose to amend our existing Letter of Credit Agreements among the FHLB, ECIC and EAC to decrease their respective credit amounts. The amended Letter of Credit Agreements are between the FHLB and each of EAC, in the amount of $25.0 million, ECIC, in the amount of $35.0 million, and EPIC, in the amount of $10.0 million. The amended Letter of Credit Agreements will expire March 31, 2022, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of December 31, 2021 and 2020 letters of credit totaling $70.0 million and $275.0 million were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements, respectively.
As of December 31, 2021 and 2020, investment securities having a fair value of $261.0 million and $385.6 million, respectively, were pledged to the FHLB by the Company's insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.
12. Commitments and Contingencies
Leases
At December 31, 2021, the Company's operating leases have remaining terms of 1 year to 7 years, with options to extend up to 10 years with no termination provision. The Company's finance leases have an option to terminate after 1 year.
As a result of the effectiveness of our work-from-home transition, in 2021 and 2020 we reduced our real estate footprint by closing and vacating certain of our offices. Whereas we believe that our existing office space is adequate for our current needs, we will continue to evaluate our office needs and may further reduce our real estate footprint in the future. As a result, during the year ended December 31, 2020, the Company recorded charges of $0.8 million related to the abandonment of certain operating leases, which is recognized in Other expenses in the Company's Consolidated Statements of Comprehensive Income.
Components of lease expense were as follows:

	Years Ended December 31,
	2021	2020
	(in millions)
Operating lease expense	$4.1	$5.1
Finance lease expense	0.2	0.2
Total lease expense	$4.3	$5.3
As of December 31, 2021, the weighted average remaining lease term for operating leases was 5.3 years and for finance leases was 3.8 years. The weighted average discount rate was 2.2% and 7.7% for operating and finance leases, respectively.
Maturities of lease liabilities were as follows:

Year	Operating Leases	Finance Leases
	(in millions)
2022	$3.3	$0.1
2023	3.3	0.2
2024	3.2	0.1
2025	3.1	0.1
2026	2.8	—
Thereafter	1.9	—
Total lease payments	17.6	0.5
Less: imputed interest	(1.0)	—
Total	$16.6	$0.5
Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2021	2020
	(in millions)
Operating leases:
Operating lease right-of-use asset	$14.2	17.4
Operating lease liability	16.6	19.9
Finance leases:
Property and equipment, gross	0.8	0.8
Accumulated depreciation	(0.3)	(0.4)
Property and equipment, net	0.5	0.4
Other liabilities	$0.5	$0.4

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$4.1	5.1
Financing cash flows used for finance leases	0.1	0.2
Contingencies Surrounding Insurance Assessments
Each of the states where the Company's insurance subsidiaries are licensed to transact business require property and casualty insurers that write business within the respective state to pay various insurance assessments. The Company accrues a liability for estimated insurance assessments as direct premiums are written, losses are recorded, or as other events occur, depending on the relevant laws and regulations of a particular state. The Company defers such costs to the extent they are associated with unearned premium and recognizes them as an expense as such premiums are earned. The Company had an accrued liability for guaranty fund assessments, second injury funds assessments, and other insurance assessments totaling $10.1 million and $18.4 million as of December 31, 2021 and 2020, respectively. These liabilities are generally expected to be paid over periods from less than one year to, in some instances, the duration of the outstanding claims, based on individual state's laws and regulations. The Company also recorded an asset of $19.9 million and $18.7 million, as of December 31, 2021 and 2020, respectively, for remitted, estimated policy charges anticipated to be recouped from policyholders. This asset also includes state assessments that may be recovered through a reduction in future premium taxes. These assets are expected to be realized over one to ten year periods in accordance with their type and each individual state's laws and regulations.
Unfunded Investment Commitments
As of December 31, 2021 and 2020, the Company had unfunded commitments to invest $46.4 million and $63.8 million, respectively, into private equity limited partnerships. See Note 4.
13. Stockholders' Equity
Stock Repurchase Programs
On July 21, 2021, the Board of Directors authorized a new share repurchase program for repurchases of up to $50.0 million of the Company's common stock from July 27, 2021 through December 31, 2022 (the 2021 Program). The 2021 Program replaces the 2018 Program, which expired on June 30, 2021. The 2021 Program provides that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2021 Program may be commenced, modified, or suspended from time-to-time without prior notice, and the program may be suspended or discontinued at any time. Through December 31, 2021, the Company has repurchased a total of 550,964 shares of common stock at an average price of $40.17 per share, including commissions, for a total of $22.1 million under the 2021 Program. Prior to the commencement of the 2021 Program, the Company repurchased a total of 5,300,535 shares of common stock at an average price of $36.14 per share, including commissions for a total of $191.5 million under the 2018 Program.
Since the Company's initial public offering in January 2007 through December 31, 2021, the Company has repurchased a total of 29,948,854 shares of common stock at an average cost per share of $19.94 through various stock repurchase programs, which is reported as treasury stock, at cost, on its Consolidated Balance Sheets.
14. Stock-Based Compensation
On May 28, 2020, the Company’s stockholders approved the Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan (as amended and restated, the "Plan"). The Plan will expire on the tenth anniversary of April 1, 2020, which is also the effective date of the Plan. The Plan is administered by the Human Capital Management and Compensation Committee of the Board of Directors, which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants, and independent contractors. The maximum number of common shares reserved for grants of awards under the Plan was 6,555,000 shares, prior to reductions for grants made. The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, shares of restricted stock, restricted stock units (RSUs), performance stock units (PSUs), and other stock-based awards.
Employees who were awarded RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when and if, the underlying award vests and becomes payable. If the underlying award does not vest or is forfeited, dividend equivalents with respect to the underlying award fail to become payable and are forfeited.

As of December 31, 2021, the only incentive awards outstanding under the Plan were nonqualified stock options, RSUs, and PSUs.
Compensation costs are recognized based on expected performance, if applicable, net of any estimated forfeitures on a straight-line basis over the requisite employee service periods. Forfeiture rates are based on historical experience and are adjusted in subsequent periods for differences in actual forfeitures from those estimated. The Company’s forfeiture assumptions serve to reduce the unamortized grant date fair value of outstanding awards as well as the associated stock-based compensation expense. As awards are actually forfeited, the number of awards outstanding is reduced and the remaining unamortized grant date fair value is compared to assumed forfeiture levels. True-up adjustments are made as deemed necessary. For the years presented, the Company assumed a zero to 15% forfeiture rate on RSU and PSU awards. Net stock-based compensation expense recognized in the Company's Consolidated Statements of Comprehensive Income was as follows:

	Years Ended December 31,
	2021	2020	2019
Stock-based compensation expense related to:	(in millions)
Stock options	$—	$—	$0.1
RSUs	3.4	3.0	2.7
PSUs	5.7	6.4	7.2
Total	9.1	9.4	10.0
Less: related tax benefit	1.8	2.0	2.1
Net stock-based compensation expense	$7.3	$7.4	$7.9
Stock Options
No stock options were granted in 2021, 2020 or 2019.
The Company anticipates issuing new shares of common stock upon the exercise of its outstanding stock options.
Changes in outstanding stock options for the year ended December 31, 2021 were as follows:

	Number of Stock Options	Weighted-Average Price	Weighted Average Remaining Contractual Life
Stock options outstanding at January 1, 2019	190,256	$23.71	2.7 years
Exercised	(31,630)	26.98
Forfeited	(4,610)	25.37
Stock options outstanding at December 31, 2019	154,016	23.65	1.7 years
Exercised	(40,800)	22.08
Stock options outstanding at December 31, 2020	113,216	24.21	1.2 years
Exercised	(48,051)	21.84
Stock options outstanding at December 31, 2021	65,165	25.96	0.7 years
Exercisable at December 31, 2021	65,165	25.96	0.7 years
The fair value of stock options vested and the intrinsic value of outstanding and exercisable stock options as of December 31, were as follows:

	2021	2020	2019
	(in millions)
Fair value of stock options vested	$—	$0.1	$0.2
Intrinsic value of outstanding stock options	1.0	0.9	2.8
Intrinsic value of exercisable stock options	1.0	0.9	2.7
The intrinsic value of stock options exercised was $0.6 million, $0.8 million, and $0.6 million for the years ended December 31, 2021, 2020, and 2019.
RSUs
The Company has awarded RSUs to non-employee members of the Board of Directors and certain employees of the Company. The RSUs awarded to non-employee members of the Board of Directors generally vest on the first anniversary of the award date. RSU grants allow each non-employee Director to decide whether to defer settlement of the RSUs until six months after termination of Board service or settle the RSUs at vesting. Dividend equivalents are granted to Directors who elected to defer settlement of the RSUs after the grants vested. RSUs awarded to employees of the Company typically have a service vesting period of approximately four years from the date awarded and vest 25% on or after each of the subsequent four anniversaries of such date. These RSUs are subject to accelerated vesting in certain limited circumstances, such as: retirement, death or disability of the holder, or in connection with a change of control of the Company.
Changes in outstanding RSUs for the year ended December 31, 2021 were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at January 1, 2019	250,300	$32.45
Granted	90,576	40.60
Forfeited	(22,232)	36.39
Vested	(76,739)	33.99
RSUs outstanding at December 31, 2019	241,905	32.45
Granted	100,491	36.01
Forfeited	(7,710)	38.94
Vested	(90,342)	34.76
RSUs outstanding at December 31, 2020	244,344	35.08
Granted	86,020	38.29
Forfeited	(35,730)	38.78
Vested	(96,508)	37.71
RSUs outstanding at December 31, 2021	198,126	34.53
Vested but unsettled RSUs at December 31, 2021	68,023	26.83
At December 31, 2021, the Company had yet to recognize $3.8 million of expense related to outstanding RSUs and expects to recognize the remaining expense on a straight-line basis over the next 39 months. The grant date fair value of RSUs vested and the intrinsic value of vested RSUs for the years ended December 31, were as follows:

	2021	2020	2019
	(in millions)
Grant date fair value of RSUs vested	$3.6	$3.1	$2.6
Intrinsic value of RSUs vested	3.8	3.0	3.2
The intrinsic value of outstanding RSUs was $8.2 million, $7.9 million, and $10.1 million at December 31, 2021, 2020, and 2019.
PSUs
The Company has awarded PSUs to certain employees of the Company as follows:

Date of Grant	Target Number Awarded	Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2019(1)	95,940	40.54	3.9
August 2019(1)	9,587	41.72	0.4
March 2020(1)	105,180	37.81	4.0
March 2021(1)	77,320	37.54	2.9
April 2021(1)	980	43.29	—
August 2021(1)	779	41.72	—
(1)The PSUs awarded in March 2019, 2020, and 2021, August 2019, April 2021 and August 2021 were awarded and have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The values shown in the table represent the aggregate number of PSUs awarded at the target level.
At December 31, 2021, the Company had yet to recognize $3.2 million of expense related to PSU grants and expects to recognize the remaining expense on a straight-line basis over the next 24 months. This is based on the expectation of the Company achieving a 200% of target rate for the 2019 PSUs, a 179% of target rate for the 2020 PSUs, and a 100% of target rate for the 2021 PSUs.

15. Statutory Matters
Statutory Financial Data
The combined capital stock, surplus, and net income of the Company's insurance subsidiaries (EICN, ECIC, EPIC, EAC, and CIC), prepared in accordance with the statutory accounting practices (SAP) of the National Association of Insurance Commissioners (NAIC) as well as SAP permitted by the states of California, Florida, Nevada, and New York were as follows:

	December 31,
	2021	2020
	(in millions)
Capital stock and unassigned surplus	$726.0	$683.1
Paid in capital	363.2	363.2
Total statutory surplus	$1,089.2	$1,046.3
Net income provided from the Company's insurance subsidiaries prepared in accordance with SAP was $94.9 million, $140.4 million, and $129.3 million, for the years ended December 31, 2021, 2020 and 2019, respectively.
Treatment of the LPT Agreement, deferred policy acquisition costs, fair value of financial instruments, and the surplus notes (see Notes 4, 10, and 11) are the primary differences in the SAP-basis capital stock and total surplus of the insurance subsidiaries of $1,089.2 million and $1,046.3 million, and the GAAP-basis equity of the Company of $1,213.1 million and $1,212.8 million as of December 31, 2021 and 2020, respectively. Under SAP accounting, the retroactive reinsurance gain resulting from the LPT Agreement is recorded as a special component of surplus (special surplus funds) in the initial year of the contract, and not reported as unassigned surplus until the Company has recovered amounts in excess of the original consideration paid. The special surplus funds are also reduced by the amount of extraordinary dividends as approved by the Nevada Division of Insurance. Under SAP, the surplus notes are recorded as a separate component of surplus. Under SAP, changes to the estimated contingent profit commission under the LPT Agreement are reflected in commission expense in the period that the estimate is revised.
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
Nevada law limits the payment of cash dividends by EICN to its parent by providing that payments cannot be made except from available and accumulated surplus, otherwise unrestricted (unassigned), and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend prohibited by these restrictions may only be declared and distributed as an extraordinary dividend upon the prior approval of the Nevada Commissioner of Insurance (Nevada Commissioner). EICN may not pay such an extraordinary dividend or make an extraordinary distribution until the Nevada Commissioner either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the lesser of: (a) 10% of EICN's statutory surplus as regards to policyholders at the next preceding December 31; or (b) EICN's statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31. As of December 31, 2021, EICN had positive unassigned surplus of $247.6 million. During 2021, EICN paid an ordinary dividend in the amount of $12.5 million to its parent company, EGI. As a result of that payment, EICN cannot pay any dividends through March 22, 2022, and can pay $9.7 million of dividends thereafter, without regulatory approval.
Under Florida law, without regulatory approval, EPIC and EAC may pay dividends if they do not exceed the greater of: the lesser of 10% of surplus or net income, not including realized capital gains, plus a 2-year carry forward; 10% of surplus, with dividends payable limited to unassigned funds minus 25% of unrealized capital gains; or, the lesser of 10% of surplus or net investment income plus a 3-year carry forward with dividends payable limited to unassigned funds minus 25% of unrealized capital gains. During 2021, EAC paid an ordinary dividend in the amount of $21.1 million to its parent company, EGI. As a result of that payment, EAC cannot pay any dividends through June 30, 2022 and $23.2 million thereafter, without regulatory approval from the Florida Office of Insurance Regulation (FOIR), provided that no dividends are paid prior to June 30, 2022. During 2021, EPIC paid an ordinary dividend in the amount of $22.9 million to its parent company, EGI. As a result of that payment, EPIC cannot pay any dividends through June 18, 2022 and can pay $24.0 million of dividends thereafter, without regulatory approval from the FOIR.
EPIC and EAC are subject to regulation by the Florida Department of Financial Services (FDFS). Florida statute Section 624.408 requires EPIC and EAC to maintain minimum capital and surplus of the greater of $4.0 million or 10% of total liabilities. Florida statutes require EPIC and EAC to maintain a ratio of written premiums, defined as 1.25 times written premiums, to surplus of no greater than 10-to-1 for gross written premiums and 4-to-1 for net written premiums. During the years ended December 31, 2021, 2020, and 2019, EPIC and EAC were in compliance with these statutes.
ECIC is subject to regulation by the California Department of Insurance (California DOI). Additionally, the California Insurance Holding Company System Regulatory Act limits the ability of ECIC to pay dividends to its parent. California law provides that, absent prior approval of the California Insurance Commissioner, dividends may only be declared from earned surplus. For purpose of this statute, earned surplus excludes amounts derived from net appreciation in the value of assets not yet realized, or derived from an exchange of assets, unless the assets received are currently realizable in cash. In addition, California law provides that the appropriate insurance regulatory authorities in the state of California must approve (or, within a 30-day notice period, not disapprove) any dividend that, together with all other such dividends paid during the preceding 12 months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards to policyholders at the preceding December 31; or (b) 100% of net income for the preceding year. During the years ended December 31, 2021, 2020, and 2019, ECIC was in compliance with these requirements.
During 2021, ECIC paid an ordinary dividend in the amount of $32.1 million to its parent company, EGI.
On January 14, 2022, ECIC received regulatory approval from the California DOI to pay an extraordinary distribution, in the amount of $120.0 million, to its parent company, EGI. This distribution was approved by ECIC’s Board of Directors on November 12, 2021 and it was paid to EGI on February 15, 2022. As a result of this distribution, ECIC cannot pay dividends through February 15, 2023, without regulatory approval.
Under New York law, without regulatory approval, CIC may pay dividends if they do not exceed the lesser of 10% of surplus or 100% of net investment income for the previous year increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing 36 months prior to the declaration or distribution of the current dividend and ending 12 months prior thereto. The New York state law also provides that any distribution may only be paid out of earned surplus. During 2021, CIC paid an ordinary dividend in the amount of $3.0 million to its parent company, CSI. As a result of that payment, CIC cannot pay any dividends through August 30, 2022, and can pay $2.7 million of dividends thereafter, without regulatory approval.
Additionally, EICN, ECIC, EPIC, EAC, and CIC are required to comply with RBC requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. As of December 31, 2021, 2020, and 2019, EICN, ECIC, EPIC, EAC, and CIC each had total adjusted capital above all regulatory action levels.
16. Accumulated Other Comprehensive Income
Accumulated other comprehensive income is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of Accumulated other comprehensive income:

	Years Ended December 31,
	2021	2020
	(in millions)
Net unrealized gains on investments, before taxes	$76.7	$145.7
Deferred tax expense on net unrealized gains	(16.1)	(30.6)
Total accumulated other comprehensive income	$60.6	$115.1
17. Employee Benefit and Retirement Plans
The Company maintains a 401(k) defined contribution plan covering all eligible Company employees (the Employers 401(k) Plan). Under the Employers 401(k) Plan, the Company's safe harbor matching consists of a 100% matching contribution on salary deferrals up to 3% of compensation and then a 50% matching contribution on salary deferrals from 3% to 5% of compensation. The Company's matching contribution to the Employers 401(k) Plan was $2.1 million, $2.3 million, and $2.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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
RSUs and PSUs are entitled to receive dividend equivalents when and if, the underlying award vests and becomes payable. Therefore, these awards are not considered participating securities for the purposes of determining earnings per share.
The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Years Ended December 31,
	2021	2020	2019
	(in millions, except share data)
Net income	$119.3	$119.8	$157.1
Weighted average number of shares outstanding–basic	28,289,118	29,912,063	32,120,578
Effect of dilutive securities:
Stock options	27,033	36,568	77,482
PSUs	237,999	230,831	285,550
RSUs	46,843	25,402	56,108
Dilutive potential shares	311,875	292,801	419,140
Weighted average number of shares outstanding–diluted	28,600,993	30,204,864	32,539,718
Diluted earnings per share excludes outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options, PSUs, and RSUs that were excluded from diluted earnings per share.

	Years Ended December 31,
	2021	2020	2019
Options, PSUs, and RSUs excluded under the treasury method, as the potential proceeds on settlement or exercise was greater than the value of shares acquired	—	111,386	—
19. Segment Reporting
The Company has determined that it has two reportable segments: Employers and Cerity. Each of these segments represents a separate and distinct underwriting platform through which the Company conducts insurance business. The nature and composition of each reportable segment and its Corporate and Other activities are as follows:
The Employers segment represents the traditional business offered through the EMPLOYERS brand name through its agents, including business originated from the Company's strategic partnerships and alliances.
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
The following table summarizes the Company's written premiums and components of net income before income taxes by reportable segment.

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Year Ended December 31, 2021
Gross premiums written	$588.2	$1.5	$—	$589.7
Net premiums written	581.6	1.5	—	583.1

Net premiums earned	573.7	0.7	—	574.4
Net investment income	69.3	2.8	0.6	72.7
Net realized and unrealized gains on investments	54.5	0.3	(0.2)	54.6
Other income	1.4	—	—	1.4
Total revenues	698.9	3.8	0.4	703.1

Losses and loss adjustment expenses	326.2	0.5	(11.5)	315.2
Commission expense	76.1	—	—	76.1
Underwriting and general and administrative expenses	131.2	12.9	16.1	160.2
Interest and financing expenses	—	—	0.5	0.5
Other expenses	4.1	—	—	4.1
Total expenses	537.6	13.4	5.1	556.1

Net income (loss) before income taxes	$161.3	$(9.6)	$(4.7)	$147.0

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Year Ended December 31, 2020
Gross premiums written	$579.8	$0.3	$—	$580.1
Net premiums written	574.6	0.3	—	574.9

Net premiums earned	615.1	0.2	—	615.3
Net investment income	72.1	3.1	1.1	76.3
Net realized and unrealized gains on investments	20.9	—	(1.9)	19.0
Other income	0.8	—	—	0.8
Total revenues	708.9	3.3	(0.8)	711.4

Losses and loss adjustment expenses	314.2	0.1	(11.9)	302.4
Commission expense	78.8	—	—	78.8
Underwriting and general and administrative expenses	151.1	16.6	13.6	181.3
Interest and financing expenses	0.1	—	0.3	0.4
Other expenses	0.7	0.1	—	0.8
Total expenses	544.9	16.8	2.0	563.7

Net income (loss) before income taxes	$164.0	$(13.5)	$(2.8)	$147.7

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Year Ended December 31, 2019
Gross premiums written	$696.8	$0.1	$—	$696.9
Net premiums written	691.4	0.1	—	691.5

Net premiums earned	695.8	—	—	695.8
Net investment income	84.1	0.3	3.7	88.1
Net realized and unrealized gains on investments	47.7	0.1	3.3	51.1
Other income	0.9	—	—	0.9
Total revenues	828.5	0.4	7.0	835.9

Losses and loss adjustment expenses	378.6	—	(12.7)	365.9
Commission expense	88.1	—	—	88.1
Underwriting and general and administrative expenses	153.2	16.0	18.3	187.5
Interest and financing expenses	0.6	—	—	0.6
Total expenses	620.5	16.0	5.6	642.1

Net income (loss) before income taxes	$208.0	$(15.6)	$1.4	$193.8
Entity-Wide Disclosures
The Company operates solely within the United States and does not have revenue from transactions with a single policyholder accounting for 10% or more of its revenues. The following table shows the Company's in-force premiums and number of policies in-force for each state of our largest states and all other states combined as of December 31:

	2021		2020		2019
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$258.4	40,704	$262.0	39,610	$329.8	43,079
Florida	41.1	7,989	37.9	6,898	36.3	5,822
New York	24.5	7,307	26.7	6,657	31.7	5,679
Other (43 states and D.C.)	247.4	55,350	251.3	50,341	266.8	44,104
Total	$571.4	111,350	$577.9	103,506	$664.6	98,684
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2021.

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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Executive Officers of the Registrant
The following provides information regarding our executive officers as of February 24, 2022. No family relationships exist among our directors or executive officers.

Name	Age	Position
Katherine H. Antonello	57	President and Chief Executive Officer of EHI
Michael S. Paquette	58	Executive Vice President, Chief Financial Officer of EHI
Lori A. Brown	56	Executive Vice President, Chief Legal Officer and General Counsel of EHI
John M. Mutschink	49	Executive Vice President, Chief Administrative Officer of EHI
Jeffrey C. Shaw	49	Executive Vice President, Chief Information Officer of EHI
Christopher W. Laws	38	Executive Vice President, Chief Actuary of EHI
Katherine H. Antonello. Ms. Antonello has served as President and Chief Executive Officer of EHI since April 2021. She has served as a director and Chief Executive Officer of Elite Insurance Services, Inc. since March 2021 and all of the remaining Company’s wholly-owned subsidiaries since April 2021. Ms. Antonello joined the Company in August 2019 as Executive Vice President, Chief Actuary. Prior to joining the Company, she served as the Chief Actuary of NCCI from June 2013 to June 2019. Prior to that position, from July 2001 to June 2013, Ms. Antonello held various positions at Lumbermen's Underwriting Alliance and served as Vice President and Chief Actuary. Earlier in her career, she worked at Milliman & Robertson and Liberty National Life Insurance Company. She has also previously worked at NCCI as an Associate Actuary. Ms. Antonello earned her BS in Mathematics from Birmingham-Southern College. She is a Fellow of the Casualty Actuarial Society, a Fellow of the Society of Actuaries, and a Member of the American Academy of Actuaries. In addition, she currently serves as President and on the Board of Directors of the Casualty Actuarial Society and as an advisory board member of Kids Chance of America.
Michael S. Paquette. Mr. Paquette has served as Executive Vice President, Chief Financial Officer and Treasurer of EHI since January 2017. He has served as Treasurer of EGI, EICN, ECIC, EPIC, EAC, EIG Services, and Elite Insurance Services, Inc. since January 2017, of CGI and CSI since May 2018, and of CIC since August 2019. He has served as a Director of EICN, ECIC, EPIC, EAC, and EIG Services since January 2017, of EGI since May 2018, of CGI since May 2018, of CSI since May 2018, and of CIC since August 2019. He has served on the Board of Directors of the Illinois Insurance Guaranty Fund since June 2019. Mr. Paquette previously served as Executive Vice President, Chief Financial Officer of Montpelier Re Holdings Ltd. from 2008 to 2015 and Chief Financial Officer of Blue Capital Reinsurance Holdings Ltd. from its inception in 2012 to 2015. Mr. Paquette had also previously spent 18 years with White Mountains Insurance Group, Ltd. in various capacities, including Senior Vice President, Controller, and 4 years with KPMG LLP as an auditor. Mr. Paquette holds a B.S. degree in Business Administration from the University of Vermont and is a Certified Public Accountant, Certified Management Accountant, Certified Financial Manager, and Chartered Global Management Accountant.
Lori A. Brown. Ms. Brown has served as Executive Vice President, Chief Legal Officer, General Counsel, and Secretary of EHI since January 2019. She served as Senior Vice President, Deputy General Counsel from March 2015 to December 2018 to EIG Services, Inc., EICN, ECIC, EPIC, and EAC and as Vice President, Deputy General Counsel of ECIC and EICN from January 2006 to March 2015, EPIC and EAC from November 2008 to March 2015, and EIG Services, Inc. and its predecessor from May 2014 to March 2015. Ms. Brown has served as a director of EGI, CGI and CSI since May 2018, of EICN, ECIC, EPIC, EAC, and EIG Services, Inc. since January 2019, and of CIC since August 2019. She has served as Secretary to EGI, ECIC, EPIC, EAC, EIG Services, Inc., and Elite Insurance Services, Inc. since March 2021 and Assistant Secretary to EICN, CGI, and CSI since March 2019, and CIC since August 2019. Ms. Brown works extensively with the Company's statutory, regulatory and public company filings. Prior to joining the Company, she was Senior Legal Counsel of DHL Worldwide from May 1994 to April 2005. Ms. Brown brings more than 25 years of experience as an attorney primarily in the areas of labor and employment, corporate governance, and SEC compliance. Ms. Brown holds a B.A. degree from UC Riverside and a J.D. degree from the University of San Francisco.
John M. Mutschink. Mr. Mutschink has served as Executive Vice President, Chief Administrative Officer of EHI since August 2021. Previously, he served as Senior Vice President, Chief Human Resources Officer beginning in November 2019. Prior to joining the Company, he was Managing Director, HR at Maxim Integrated – an analog, mixed-signal semiconductor company. He worked at Maxim Integrated from July 2010 to October 2019. He has also held roles at several other technology companies, including Intuit, HP and Compaq. Mr. Mutschink holds a B.S. degree from Texas A&M University and a M.S. & Ph.D. from Kansas State University.

Jeffrey C. Shaw. Mr. Shaw has served as Executive Vice President, Chief Information Officer of EHI since April 2019. He served as Senior Vice President, Chief Information Officer since November 2017. Mr. Shaw previously served as Vice President, Application Development from June 2017. Mr. Shaw has served as a director of CGI, CSI, and CIC since April 2021. He served as Vice President, Information Technology for NIC, Inc. in Olathe, Kansas from April 2012 until April 2017. Prior to that, he served as 2nd Vice President, Application Development for Assurant, Inc. He holds a Bachelor's degree, a J.D. degree and a Master of Business Administration from the University of Kansas.
Christopher W. Laws. Mr. Laws has served as Executive Vice President, Chief Actuary of EHI since April 2021. He has served as Executive Vice President, Chief Actuary of EICN, ECIC, EPIC, EAC, and CIC since April 2021. Prior to April 2021, he served as Executive Vice President beginning in February 2021. Mr. Laws has served as a director of EICN, ECIC, EPIC, EAC, and EIG Services, Inc. since March 2021 and as a director of CIC since April 2021. Mr. Laws was formerly with American International Group, Inc. (“AIG”), where he most recently served as the Chief Actuarial Administration Officer for AIG’s global general insurance business. Prior to AIG, Mr. Laws worked at NCCI. Mr. Laws earned his Bachelor of Arts degree in Mathematics at the University of Florida and is a fellow of the Casualty Actuarial Society and a member of the American Academy of Actuaries.
The information required by Item 10 with respect to our Directors is included under the caption "Election of Directors" in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act, if applicable, is included under the caption "Delinquent Section 16(a) Reports" in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to our audit committee and our audit committee financial expert is included under the caption "Board Committees" in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by Item 11 is included under the captions "Compensation Discussion and Analysis," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by Item 12 is included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Discussion and Analysis" in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Equity and Incentive Plan
The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2021. We do not have any plans not approved by our stockholders. Our equity compensation plans are discussed further in Note 14 in the Notes to our Consolidated Financial Statements, which are included herein.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercised price of outstanding options, warrants, and rights(4)	(c) Number of securities remaining available for further issuance under compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1):
Stock options	65,165	$25.96	1,893,359
RSUs(2)	198,126		1,695,233
PSUs(3)	478,405		1,216,828
Equity compensation plans not approved by stockholders	—	—	—
Total	741,696	$25.96	1,216,828
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
The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, shares of restricted stock, RSUs, PSUs, and other stock-based awards. As of December 31, 2021, the only incentive awards outstanding under the Plan were nonqualified stock options, RSUs, and PSUs.
(2)RSUs are phantom (as opposed to actual) shares of common stock which, depending on the individual award, vest in equal tranches over one- to four-year periods, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date.
(3)PSUs are phantom (as opposed to actual) shares of common stock, which are subject to a performance period of two years followed by an additional one-year vesting period, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date. PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The values shown in the table above represent the aggregate number of PSUs based on the expectation of the Company achieving a 200% of target rate for the 2019 PSUs, a 179% of target rate for the 2020 PSUs, and a 100% of target rate for the 2021 PSUs.
(4)Holders of RSUs and PSUs are not entitled to voting rights. RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when and if, the underlying award vests and becomes payable. RSUs and PSUs do not require the payment of an exercise price; accordingly, there is no weighted average exercise price for these awards.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is included under the captions "Certain Relationships and Related Transactions" and "Director Independence" in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is included under the caption "Audit Matters" in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following consolidated financial statements are filed in Item 8 of Part II of this report:

Page
Report of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets as of December 31, 2021 and 2020	55
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2021, 2020 and 2019	57
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2021, 2020 and 2019	58
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2021, 2020 and 2019	59
Notes to Consolidated Financial Statements	61

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	96
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	99

Pursuant to Rule 7-05 of Regulation S-X, Financial Statement Schedules I, III, IV, and V have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

Schedule II. Condensed Financial Information of Registrant

Employers Holdings, Inc.

Condensed Balance Sheets

	December 31,
	2021	2020
Assets	(in millions, except share data)
Investments:
Investment in subsidiaries	$1,172.7	$1,186.1
Fixed maturity securities at fair value (amortized cost $9.1 at December 31, 2021 and $9.6 at December 31, 2020)	10.1	11.0
Equity securities at fair value (cost $25.2 at December 31, 2021 and $0.4 at December 31, 2020)	25.0	0.4
Total investments	1,207.8	1,197.5

Cash and cash equivalents	4.8	11.0
Accrued investment income	0.2	0.2
Intercompany receivable	0.1	—
Federal income taxes receivable	1.5	0.8
Deferred income taxes, net	2.1	1.7
Other assets	0.9	6.4
Total assets	$1,217.4	$1,217.6

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$4.3	$4.7
Other liabilities	—	0.1
Total liabilities	4.3	4.8

Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 57,690,254 and 57,413,806 shares issued and 27,741,400 and 28,564,798 shares outstanding at December 31, 2021 and 2020, respectively	0.6	0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	410.7	404.3
Retained earnings	1,338.5	1,247.9
Accumulated other comprehensive income, net of tax	60.6	115.1
Treasury stock, at cost (29,948,854 shares at December 31, 2021 and 28,849,008 shares at December 31, 2020)	(597.3)	(555.1)
Total stockholders' equity	1,213.1	1,212.8
Total liabilities and stockholders' equity	$1,217.4	$1,217.6

Employers Holdings, Inc.

Condensed Statements of Income

	Years Ended December 31,
	2021	2020	2019
	(in millions, except per share data)
Revenues
Net investment income	$0.6	$1.1	$3.7
Net realized and unrealized gains (losses) on investments	(0.2)	(1.9)	3.3
Total revenues	0.4	(0.8)	7.0

Expenses
Underwriting and general and administrative expenses	15.0	16.8	19.0
Interest and financing expenses	0.5	0.3	—
Total expenses	16.7	17.1	19.0

Loss before income taxes and equity in earnings of subsidiaries	(16.3)	(17.9)	(12.0)
Income tax benefit	(3.1)	(3.2)	(2.5)
Net loss before equity in earnings of subsidiaries	(13.2)	(14.7)	(9.5)
Equity in earnings of subsidiaries	132.5	134.5	166.6
Net income	$119.3	$119.8	$157.1

Earnings per common share:
Basic	$4.22	$4.01	$4.89
Diluted	$4.17	$3.97	$4.83

Cash dividends declared per common share and eligible equity plan holders	$1.00	$1.00	$0.88

Employers Holdings, Inc.

Condensed Statement of Cash Flows

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Operating activities
Net income	$119.3	$119.8	$157.1
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(40.9)	(39.9)	(70.4)
Net realized and unrealized losses (gains) on investments	0.2	1.9	(3.3)
Stock-based compensation	9.1	9.7	10.1
Amortization of premium on investments, net	0.1	0.1	—
Deferred income tax expense	(0.2)	0.8	(2.8)
Change in operating assets and liabilities:
Accounts payable, accrued expenses, and other liabilities	—	(2.2)	2.3
Federal income taxes	(0.7)	3.5	19.2
Other assets	(0.4)	(0.5)	(0.7)
Intercompany payables and receivables	(0.1)	3.5	(3.2)
Other	(0.1)	(0.3)	—
Net cash provided by operating activities	86.3	96.4	108.3

Investing activities
Purchases of fixed maturity securities	—	(3.2)	(9.3)
Purchases of equity securities	(35.0)	(3.0)	(42.0)
Purchases of short-term securities	—	—	—
Proceeds from sale of fixed maturity securities	0.4	14.9	4.3
Proceeds from sale of equity securities	10.3	29.0	56.0
Proceeds from maturities and redemptions of fixed maturity securities	—	3.8	3.8
Proceeds from maturities of short-term investments	—	—	25.0
Net change in unsettled investment purchases and sales	5.8	(4.4)	(5.0)
Capital contributions to subsidiaries	—	(0.4)	(73.6)
Net cash provided by (used in) investing activities	(18.5)	36.7	(40.8)

Financing activities
Acquisition of common stock	(42.6)	(99.4)	(67.5)
Cash transactions related to stock-based compensation	(2.7)	(1.8)	(2.5)
Dividends paid to stockholders	(28.7)	(30.8)	(28.9)
Net cash used in financing activities	(74.0)	(132.0)	(98.9)

Net increase (decrease) in cash and cash equivalents	(6.2)	1.1	(31.4)
Cash and cash equivalents at the beginning of the period	11.0	9.9	41.3
Cash and cash equivalents at the end of the period	$4.8	$11.0	$9.9

Schedule VI. Supplemental Information Concerning Property - Casualty Insurance Operations

Employers Holdings, Inc. and Subsidiaries
Consolidated Supplemental Information Concerning Property and Casualty Insurance Operations

Year Ended	Deferred Policy Acquisition Costs	Reserves For Unpaid Losses And LAE	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Related to Current Years	Losses and LAE Related to Prior Years (including LPT Amortization and Adj)	Amortization of Deferred Policy Acquisition Costs	Paid Losses And LAE (including LPT Amortization and Adj)	Net Premiums Written
(in millions)
Employers Segment
2021	$43.7	$1,938.0	$303.9	$573.7	$69.3	$366.0	$(39.8)	$92.2	$394.8	$581.6
2020	43.2	2,024.5	298.9	615.1	72.1	395.8	(81.6)	97.5	402.2	574.6
2019	47.9	2,145.2	337.0	695.8	84.1	456.1	(77.5)	107.7	421.8	691.4

Cerity Segment
2021	$—	$0.6	$0.8	$0.7	$2.8	$0.5	$—	$—	$—	$1.5
2020	—	0.1	0.2	0.2	3.1	$0.1	$—	$—	$—	0.3
2019	—	—	0.1	—	0.3	—	—	—	—	0.1

Corporate & Other
2021	$—	$42.6	$—	$—	$0.6	$—	$(11.5)	$—	$(11.5)	$—
2020	—	44.8	—	—	1.1	—	(11.9)	—	(11.9)	—
2019	—	47.6	—	—	3.7	—	(12.7)	—	(12.7)	—

Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Employers Holdings, Inc.		10-K	001-33245	3.1	February 28, 2019
3.2	Amended and Restated Bylaws of Employers Holdings, Inc.		8-K	001-33245	3.1	June 13, 2018
4.1	Form of Common Stock Certificate		S-1/A	333-139092	4.1	January 18, 2007
4.2	Description of Capital Stock		10-K	001-33245	4.2	February 20, 2020
10.1	Quota Share Reinsurance Agreement, dated as of June 30, 1999, between State Industrial Insurance System of Nevada, D.B.A.: Employers Insurance Company of Nevada and the various Reinsurers as identified by the Interests and Liabilities Agreements attached thereto(1)		S-1/A	333-139092	10.1	January 18, 2007
10.2	Producer Agreement, dated as of May 1, 2005, between Employers Compensation Insurance Company and Automatic Data Processing Insurance Agency, Inc.(1)		S-1/A	333-139092	10.2	January 18, 2007
10.3	Amended and Restated Stock Purchase Agreement among Partner Reinsurance Company of the U.S., Cerity Group, Inc. and Employers Holdings, Inc. (solely in its capacity as Guarantor) dated as of May 23, 2018		8-K/A	001-33245	10.1	May 24, 2018
10.4	Amendment No. 1 to the Amended and Restated Stock Purchase Agreement among Partner Reinsurance Company of the U.S., Cerity Group, Inc. and Employers Holdings, Inc.		10-Q	001-33245	10.11	October 25, 2018
10.5	Credit Agreement dated December 15, 2020 among Employers Holdings, Inc., as Borrower, certain subsidiaries of Borrower as guarantors, the lenders from time to time party thereto, Bank of Montreal, as Administrative Agent, and the other agents and arrangers party thereto		8-K	001-33245	10.1	December 15, 2020
10.6	Form of Letter of Credit and Reimbursement Agreement		8-K	001-33245	10.4	March 15, 2018
10.7	FHLB Form of Advances and Security Agreement		10-Q	001-33245	10.7	July 28, 2020
10.8	Confirmation of Amendment No. 1 To Irrevocable Letter of Credit No. 2018-08 between EAC and FHLB SF, dated March 1, 2019		10-Q	001-33245	10.1	April 25, 2019
10.9	Confirmation of Amendment No. 2 to Irrevocable Standby Letter of Credit No. 2018-08 between EAC and FHLB, dated February 20, 2020		10-Q	001-33245	10.5	July 28, 2020
10.10	Amendment No. 3 to Irrevocable Standby Letter of Credit No. 2018-08 between EAC and FHLB, dated January 26, 2021		10-Q	001-33245	10.5	April 26, 2021
10.11	Amendment No. 4 to Irrevocable Standby Letter of Credit No. 2018-08 between EAC and FHLB, dated August 13, 2021	X			10.1
10.12	Confirmation of Amendment No. 1 To Irrevocable Letter of Credit No. 2018-09 between ECIC and FHLB SF, dated March 1, 2019		10-Q	001-33245	10.2	April 25, 2019
10.13	Amendment No. 2 to Irrevocable Standby Letter of Credit No. 2018-09 between ECIC and FHLB, dated May 5, 2020		10-Q	001-33245	10.4	July 28, 2020

10.14	Amendment No. 3 to Irrevocable Standby Letter of Credit No. 2018-09 between ECIC and FHLB, dated August 13, 2021	X			10.2
10.15	Confirmation of Amendment No. 1 To Irrevocable Letter of Credit No. 2018-10 between EPIC and FHLB SF, dated March 1, 2019		10-Q	001-33245	10.3	April 25, 2019
10.16	Confirmation of Amendment No. 2 to Irrevocable Standby Letter of Credit No. 2018-10 between EPIC and FHLB, dated February 20, 2020		10-Q	001-33245	10.6	July 28, 2020
10.17	Confirmation of Amendment No. 3 to Irrevocable Standby Letter of Credit No. 2018-10 between EPIC and FHLB, dated January 26, 2021		10-Q	001-33245	10.4	April 26, 2021
*10.18	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Douglas D. Dirks, dated November 7, 2018 and effective January 1, 2019		8-K	001-33245	10.1	November 8, 2018
*10.19	Separation and Release Agreement dated March 8, 2021 between Employers Holdings, Inc. and Douglas D. Dirks		8-K	001-33245	10.1	March 8, 2021
*10.20	Amended and Restated Employment Agreement by and between Employers Holdings, Inc, and Katherine H. Antonello dated November 17, 2020, and effective as of April 1, 2021		8-K	001-33245	10.2	November 19, 2020
*10.21	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Michael S. Paquette dated June 11, 2020, and effective as of January 1, 2021		8-K	001-33245	10.1	June 12, 2020
*10.22	Separation and Release Agreement dated March 17, 2021 between Employers Holdings, Inc. and Stephen V. Festa		10-Q	001-33245	10.3	April 26, 2021
*10.23	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Lori A. Brown dated June 11, 2020, and effective as of January 1, 2021		8-K	001-33245	10.2	June 12, 2020
*10.24	Employment Agreement by and between Employers Holdings, Inc. and Jeffrey C. Shaw, dated April 29, 2019 and effective May 1, 2019		10-Q	001-33245	10.1	July 29, 2019
*10.25	Offer of Employment Letter dated December 8, 2020 from Employers Holdings, Inc. to Christopher W. Laws		10-Q	001-33245	10.2	April 5, 2021
*10.26	Employers Holdings, Inc. Key Executive Change in Control and Severance Plan		8-K	001-33245	10.1	August 3, 2021
*10.27	Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan effective April 1, 2010		8-K	001-33245	10.1	May 22, 2015
*10.28	Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan effective as of April 1, 2020		S-8 POS	333-168563	10.2	May 28, 2020
*10.29	Employers Holdings, Inc. Equity and Incentive Plan Form of Stock Option Agreement		10-Q	001-33245	10.3	April 30, 2015
*10.30	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors		10-Q	001-33245	10.1	August 7, 2009
*10.31	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement		10-Q	001-33245	10.3	April 27, 2017
*10.32	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement		10-Q	001-33245	10.2	April 27, 2017

21.1	Subsidiaries of Employers Holdings, Inc.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Katherine H. Antonello Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Katherine H. Antonello Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Date:	February 24, 2022	EMPLOYERS HOLDINGS, INC.

		By:	/s/ Michael S. Paquette
Name: Michael S. Paquette
Title: Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. McSally	Chairman of the Board	February 24, 2022
Michael J. McSally

/s/ Katherine H. Antonello	President and Chief Executive Officer, Director (Principal Executive Officer)	February 24, 2022
Katherine H. Antonello

/s/ Michael S. Paquette	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2022
Michael S. Paquette

/s/ Richard W. Blakey	Director	February 24, 2022
Richard W. Blakey

/s/ Prasanna G. Dhoré	Director	February 24, 2022
Prasanna G. Dhoré

/s/ João (John) M. de Figueiredo	Director	February 24, 2022
João (John) M. de Figueiredo

/s/ Valerie R. Glenn	Director	February 24, 2022
Valerie R. Glenn

/s/ Barbara A. Higgins	Director	February 24, 2022
Barbara A. Higgins

/s/ James R. Kroner	Director	February 24, 2022
James R. Kroner

/s/ Michael J. McColgan	Director	February 24, 2022
Michael J. McColgan

/s/ Jeanne L. Mockard	Director	February 24, 2022
Jeanne L. Mockard