Form 10-Q
period 2022-03-31
Employers Holdings, Inc.
filed 2022-04-29
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 21, 2022, there were 27,738,429 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	March 31, 2022	December 31, 2021
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,305.9 at March 31, 2022 and $2,266.1 at December 31, 2021, net of CECL allowance of $2.2 at March 31, 2022 and $0.2 at December 31, 2021)	$2,271.0	$2,342.7
Equity securities at fair value (cost $206.4 at March 31, 2022 and $212.6 at December 31, 2021)	296.8	338.8
Equity securities at cost	5.6	5.6
Other invested assets (cost $35.9 at March 31, 2022 and $34.1 at December 31, 2021)	40.4	38.4
Short-term investments at fair value (amortized cost $3.2 at March 31, 2022 and $10.5 at December 31, 2021)	3.2	10.5
Total investments	2,617.0	2,736.0
Cash and cash equivalents	130.5	75.1
Restricted cash and cash equivalents	0.2	0.2
Accrued investment income	17.9	14.5
Premiums receivable (less CECL allowance of $10.0 at March 31, 2022 and $10.3 at December 31, 2021)	258.2	244.7
Reinsurance recoverable for:
Paid losses	7.5	7.5
Unpaid losses (less CECL allowance of $0.6 at March 31, 2022 and $0.6 at December 31, 2021)	471.1	476.3
Deferred policy acquisition costs	46.4	43.7
Deferred income taxes, net	22.5	—
Property and equipment, net	14.0	14.7
Operating lease right-of-use assets	13.5	14.2
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Contingent commission receivable—LPT Agreement	13.9	13.9
Cloud computing arrangements	39.4	43.9
Other assets	51.4	48.7
Total assets	$3,753.3	$3,783.2
Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$1,981.9	$1,981.2
Unearned premiums	325.1	304.7
Commissions and premium taxes payable	41.9	42.1
Accounts payable and accrued expenses	21.7	24.1
Deferred reinsurance gain—LPT Agreement	112.3	114.4
FHLB advances	60.0	—
Deferred income tax liability	—	7.7
Operating lease liability	15.7	16.6
Non-cancellable obligations	19.7	21.7
Other liabilities	65.7	57.6
Total liabilities	$2,644.0	$2,570.1
Commitments and contingencies

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	March 31, 2022	December 31, 2021
Stockholders’ equity:	(unaudited)
Common stock, $0.01 par value; 150,000,000 shares authorized; 57,861,455 and 57,690,254 shares issued and 27,738,429 and 27,741,400 shares outstanding at March 31, 2022 and December 31, 2021, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	411.1	410.7
Retained earnings	1,329.2	1,338.5
Accumulated other comprehensive (loss) income, net of tax	(27.6)	60.6
Treasury stock, at cost (30,123,026 shares at March 31, 2022 and 29,948,854 shares at December 31, 2021)	(604.0)	(597.3)
Total stockholders’ equity	1,109.3	1,213.1
Total liabilities and stockholders’ equity	$3,753.3	$3,783.2
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(in millions, except per share data)
	Three Months Ended
	March 31,
	2022	2021
Revenues	(unaudited)
Net premiums earned	$150.2	$133.9
Net investment income	19.1	18.4
Net realized and unrealized (losses) gains on investments	(17.3)	10.9
Other income	—	0.4
Total revenues	152.0	163.6
Expenses
Losses and loss adjustment expenses	94.2	69.6
Commission expense	20.9	16.8
Underwriting and general and administrative expenses	39.3	46.6
Interest and financing expenses	0.1	0.1
Other expenses	—	2.9
Total expenses	154.5	136.0
Net (loss) income before income taxes	(2.5)	27.6
Income tax (benefit) expense	(0.2)	4.5
Net (loss) income	$(2.3)	$23.1

Comprehensive loss
Unrealized AFS investment losses arising during the period, net of tax benefit of $23.4 and $9.4 for the three months ended March 31, 2022 and 2021, respectively)	$(88.4)	$(35.5)
Reclassification adjustment for realized AFS investment losses (gains) in net income, net of tax expense of $0.2 for the three months ended March 31, 2021	0.2	(0.6)
Other comprehensive loss, net of tax	(88.2)	(36.1)
Total comprehensive loss	$(90.5)	$(13.0)

Net realized and unrealized (losses) gains on investments
Net realized and unrealized (losses) gains on investments before impairments	$(17.3)	$10.9
Net realized and unrealized (losses) gains on investments	$(17.3)	$10.9

Earnings (loss) per common share (Note 13):
Basic	$(0.08)	$0.81
Diluted	$(0.08)	$0.80
Cash dividends declared per common share and eligible equity plan holders	$0.25	$0.25
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2022	57,690,254	$0.6	$410.7	$1,338.5	$60.6	$(597.3)	$1,213.1
Stock-based obligations	—	—	1.6	—	—	—	1.6
Stock options exercised	41,665	—	1.0	—	—	—	1.0
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	129,536	—	(2.2)	—	—	—	(2.2)
Acquisition of common stock	—	—	—	—	—	(6.7)	(6.7)
Dividends declared	—	—	—	(7.0)	—	—	(7.0)
Net loss for the period	—	—	—	(2.3)	—	—	(2.3)
Change in net unrealized losses on AFS investments, net of taxes of $23.4	—	—	—	—	(88.2)	—	(88.2)
Balance, March 31, 2022	57,861,455	$0.6	$411.1	$1,329.2	$(27.6)	$(604.0)	$1,109.3

Balance, January 1, 2021	57,413,806	$0.6	$404.3	$1,247.9	$115.1	$(555.1)	$1,212.8
Stock-based obligations	—	—	5.2	—	—	—	5.2
Stock options exercised	41,851	—	0.9	—	—	—	0.9
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	170,151	—	(2.5)	—	—	—	(2.5)
Acquisition of common stock	—	—	—		—	(9.6)	(9.6)
Dividends declared	—	—	—	(7.1)	—	—	(7.1)
Net income for the period	—	—	—	23.1	—	—	23.1
Change in net unrealized gains on AFS investments, net of taxes of $9.6	—	—	—	—	(36.1)	—	(36.1)
Balance, March 31, 2021	57,625,808	$0.6	$407.9	$1,263.8	$79.0	$(564.7)	$1,186.6

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Three Months Ended
	March 31,
	2022	2021
Operating activities	(unaudited)
Net (loss) income	$(2.3)	$23.1
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1.5	1.9
Stock-based compensation	1.6	5.2
Amortization of cloud computing arrangements	4.0	3.1
Amortization of premium on investments, net	1.0	1.5
Allowance for expected credit losses	(0.3)	1.4
Deferred income tax (benefit) expense	(6.8)	9.5
Net realized and unrealized losses (gains) on investments	17.3	(10.9)
Change in operating assets and liabilities:
Premiums receivable	(13.2)	(13.0)
Reinsurance recoverable on paid and unpaid losses	5.2	5.1
Cloud computing arrangements	0.5	(2.6)
Operating lease right-of-use-assets	0.7	1.0
Current federal income taxes	6.5	(5.3)
Unpaid losses and loss adjustment expenses	0.7	(35.3)
Unearned premiums	20.4	14.7
Accounts payable, accrued expenses and other liabilities	(1.0)	3.7
Deferred reinsurance gain—LPT Agreement	(2.1)	(2.1)
Operating lease liabilities	(0.9)	(0.8)
Non-cancellable obligations	(2.0)	0.1
Other	(14.0)	(11.1)
Net cash provided by (used in) operating activities	16.8	(10.8)
Investing activities
Purchases of fixed maturity securities	(196.8)	(243.6)
Purchases of equity securities	(46.4)	(19.3)
Purchases of short-term investments	(9.6)	—
Purchases of other invested assets	(1.8)	(5.6)
Proceeds from sale of fixed maturity securities	92.0	74.0
Proceeds from sale of equity securities	71.4	8.0
Proceeds from maturities and redemptions of fixed maturity securities	63.6	116.7
Proceeds from maturities of short-term investments	16.8	25.5
Net change in unsettled investment purchases and sales	5.5	5.6
Capital expenditures and other	(0.8)	(1.1)
Net cash used in investing activities	(6.1)	(39.8)
Financing activities
Acquisition of common stock	(6.7)	(10.0)
Cash transactions related to stock-based compensation	(1.2)	(1.7)
Dividends paid to stockholders	(7.4)	(7.7)
Proceeds from FHLB advances	60.0	—
Repayments on FHLB advances	—	(5.0)
Proceeds from line of credit advances	10.0	12.0
Repayments on line of credit advances	(10.0)	(12.0)
Net cash provided by (used in) financing activities	44.7	(24.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	55.4	(75.0)
Cash, cash equivalents and restricted cash at the beginning of the period	75.3	160.6
Cash, cash equivalents and restricted cash at the end of the period	$130.7	$85.6

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	March 31, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$130.5	$75.1
Restricted cash and cash equivalents supporting reinsurance obligations	0.2	0.2
Total cash, cash equivalents and restricted cash	$130.7	$75.3

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
The accompanying consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s Form 10-K for the year ended December 31, 2021 (Annual Report).
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
2. New Accounting Standards
Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848). This update provides optional transition guidance to ease the potential accounting burden associated with transitioning away from the London Interbank Offered Rate (LIBOR), with optional expedients and exceptions related to the application of US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. Companies can apply this ASU at any time, but early adoption is only available through December 31, 2022 when this ASU becomes effective. The Company has and will continue to evaluate the impact of LIBOR on its existing contracts and investments, but does not expect that this update will have a material impact on its consolidated financial condition or results of operations.
Recently Adopted Accounting Standards
None
3. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,571.0	$2,571.0	$2,692.0	$2,692.0
Cash and cash equivalents	130.5	130.5	75.1	75.1
Restricted cash and cash equivalents	0.2	0.2	0.2	0.2
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments to the valuation methodology utilized by third party pricing services as of March 31, 2022 and December 31, 2021.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.

The following table presents the Company’s investments at fair value and the corresponding fair value measurements.

	March 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$63.2	$—	$—	$65.7	$—
U.S. Agencies	—	2.3	—	—	2.4	—
States and municipalities	—	372.9	—	—	436.1	—
Corporate securities	—	1,045.1	—	—	1,080.3	—
Residential mortgage-backed securities	—	289.4	—	—	321.8	—
Commercial mortgage-backed securities	—	66.5	—	—	92.3	—
Asset-backed securities	—	67.5	—	—	68.5	—
Collateralized loan obligations	—	183.3	—	—	85.4	—
Foreign government securities	—	11.6	—	—	12.5	—
Other securities	—	169.2	—	—	177.7	—
Total fixed maturity securities	$—	$2,271.0	$—	$—	$2,342.7	$—
Equity securities at fair value:
Industrial and miscellaneous	$248.3	$—	$—	$283.1	$—	$—
Other	48.5	—	—	55.7	—	—
Total equity securities at fair value	$296.8	$—	$—	$338.8	$—	$—
Short-term investments	$1.0	$2.2	$—	$—	$10.5	$—
Total investments at fair value	$297.8	$2,273.2	$—	$338.8	$2,353.2	$—
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
Financial Instruments Carried at Net Asset Value
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company’s Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at net asset value (NAV) and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 10 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. The Company will receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment, or portion thereof. The Company expects these distributions from time-to-time during the full course of the fund term. As of March 31, 2022, the Company had unfunded commitments to these private equity limited partnerships totaling $44.7 million. In April 2022, the Company entered into an additional investment in a private equity limited partnership with an unfunded commitment amount totaling $15.0 million.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.
The following table presents cash and investments carried at NAV on the Company’s Consolidated Balance Sheets.

	March 31, 2022	December 31, 2021
	(in millions)
Cash equivalents carried at NAV	$41.0	$29.5
Other invested assets carried at NAV	40.4	38.4

4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s available-for-sale (AFS) investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At March 31, 2022
Fixed maturity securities
U.S. Treasuries	$64.4	$0.4	$(1.6)	$63.2
U.S. Agencies	2.2	0.1	—	2.3
States and municipalities	368.6	6.2	(1.9)	372.9
Corporate securities	1,061.1	11.1	(27.1)	1,045.1
Residential mortgage-backed securities	303.9	1.0	(15.5)	289.4
Commercial mortgage-backed securities	67.8	0.3	(1.6)	66.5
Asset-backed securities	71.0	0.1	(3.6)	67.5
Collateralized loan obligations	184.4	—	(1.1)	183.3
Foreign government securities	12.7	—	(1.1)	11.6
Other securities(1)	169.8	0.7	(1.3)	169.2
Total fixed maturity securities	$2,305.9	$19.9	$(54.8)	$2,271.0
Short-term investments	3.2	—	—	3.2
Total AFS investments	$2,309.1	$19.9	$(54.8)	$2,274.2

At December 31, 2021
Fixed maturity securities
U.S. Treasuries	$64.3	$1.6	$(0.2)	$65.7
U.S. Agencies	2.2	0.2	—	2.4
States and municipalities	413.8	22.4	(0.1)	436.1
Corporate securities	1,035.1	47.0	(1.8)	1,080.3
Residential mortgage-backed securities	319.0	7.0	(4.2)	321.8
Commercial mortgage-backed securities	87.9	4.5	(0.1)	92.3
Asset-backed securities	68.6	0.4	(0.5)	68.5
Collateralized loan obligations	85.5	—	(0.1)	85.4
Foreign government securities	12.7	—	(0.2)	12.5
Other securities(1)	177.0	1.2	(0.5)	177.7
Total fixed maturity securities	$2,266.1	$84.3	$(7.7)	$2,342.7
Short-term investments	10.5	—	—	10.5
Total AFS investments	$2,276.6	$84.3	$(7.7)	$2,353.2
(1)Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.
The cost and estimated fair value of the Company’s equity securities recorded at fair value at March 31, 2022 and December 31, 2021 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At March 31, 2022
Equity securities at fair value
Industrial and miscellaneous	$167.7	$248.3
Other	38.7	48.5
Total equity securities at fair value	$206.4	$296.8

At December 31, 2021
Equity securities at fair value
Industrial and miscellaneous	$170.5	$283.1
Other	42.1	55.7
Total equity securities at fair value	$212.6	$338.8
The Company had Other invested assets totaling $40.4 million and $38.4 million (initial cost of $35.9 million and $34.1 million) at March 31, 2022 and December 31, 2021, respectively, consisting of private equity limited partnerships, which are carried at NAV based on information provided by the general partner. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through Net realized and unrealized gains and losses on the Company’s Consolidated Statements of Comprehensive (Loss) Income.
The amortized cost and estimated fair value of the Company’s fixed maturity securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$87.9	$88.6
Due after one year through five years	745.7	749.6
Due after five years through ten years	733.2	718.8
Due after ten years	112.0	107.3
Mortgage and asset-backed securities	627.1	606.7
Total	$2,305.9	$2,271.0

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of March 31, 2022 and December 31, 2021.

	March 31, 2022			December 31, 2021
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in millions)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$36.8	$(1.5)	11	$12.8	$(0.2)	4
States and municipalities	51.3	(1.9)	21	$7.7	(0.1)	4
Corporate securities	495.7	(25.5)	278	$113.0	(1.8)	87
Residential mortgage-backed securities	166.6	(7.2)	143	146.3	(3.9)	65
Commercial mortgage-backed securities	47.8	(1.3)	20	—	—	—
Asset-backed securities	47.0	(3.2)	20	50.1	(0.5)	14
Collateralized loan obligations	148.9	(0.9)	28	24.4	(0.1)	10
Foreign government securities	4.3	(0.4)	1	12.5	(0.2)	2
Other securities	105.0	(1.0)	258	66.3	(0.4)	176
Total fixed maturity securities	1,103.4	(42.9)	780	433.1	(7.2)	362
Total less than 12 months	$1,103.4	$(42.9)	780	$433.1	$(7.2)	362

12 months or greater:
Fixed maturity securities
Corporate securities	$14.8	$(1.7)	17	$—	$—	—
Residential mortgage-backed securities	78.0	(8.4)	25	4.9	(0.3)	3
Commercial mortgage-backed securities	2.3	(0.2)	2	2.4	(0.1)	2
Asset-backed securities	5.9	(0.3)	2	—	—	—
Collateralized loan obligations	22.5	(0.3)	4	—	—	—
Foreign government securities	7.6	(0.6)	2	—	—	—
Other securities	27.7	(0.4)	85	8.0	(0.1)	29
Total fixed maturity securities	158.8	(11.9)	137	15.3	(0.5)	34
Total 12 months or greater	$158.8	$(11.9)	137	$15.3	$(0.5)	34
As of March 31, 2022 and December 31, 2021, the Company had an allowance for current expected credit losses (CECL) on AFS debt securities of $2.2 million and $0.2 million, respectively (See Note 5). Those fixed maturity securities whose total fair value was less than amortized cost at March 31, 2022 and December 31, 2021, were those in which the Company had no intent, need or requirement to sell at an amount less than their amortized cost.
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

Net realized gains and losses on investments and the change in unrealized gains and losses on the Company’s investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net (Increase) Decrease in CECL Allowance	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI, before tax
	(in millions)
Three Months Ended March 31, 2022
Fixed maturity securities	$1.9	$(0.2)	$(2.0)	$(111.6)	$(0.3)	$(111.6)
Equity securities	20.6	(2.0)	—	(35.7)	(17.1)	—
Other invested assets	—	—	—	0.1	0.1	—
Total investments	$22.5	$(2.2)	$(2.0)	$(147.2)	$(17.3)	$(111.6)

Three Months Ended March 31, 2021
Fixed maturity securities	$0.7	$(0.4)	$0.5	$(45.6)	$0.8	$(45.6)
Equity securities	0.9	(0.3)	—	8.8	9.4	—
Other invested assets	—	—	—	0.7	0.7	—
Short-term investments	—	—	—	(0.1)	—	(0.1)
Total investments	$1.6	$(0.7)	$0.5	$(36.2)	$10.9	$(45.7)
Proceeds from the sales of fixed maturity securities were $92.0 million for the three months ended March 31, 2022, compared to $74.0 million for the three months ended March 31, 2021.
Net investment income was as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Fixed maturity securities	$18.7	$18.2
Equity securities	1.6	0.9
Other invested assets	0.4	0.2
Short-term investments	—	0.2
Gross investment income	20.7	19.5
Investment expenses	(1.6)	(1.1)
Net investment income	$19.1	$18.4
The Company is required by various state laws and regulations to support, through securities on deposit or otherwise, its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of March 31, 2022 and December 31, 2021, securities having a fair value of $819.9 million and $861.4 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $70.0 million of securities on deposit as of March 31, 2022 and December 31, 2021 (See Note 10).
Certain reinsurance contracts require the Company’s funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at March 31, 2022 and December 31, 2021 was $3.0 million and $3.1 million, respectively.
5. Current Expected Credit Losses
Premiums Receivable
Premiums receivable balances are all due within one year or less. The Company currently determines the allowance for premiums receivable based on an internal aging schedule using collectability and historical payment patterns, as well as current and expected future market conditions to determine the appropriateness of the allowance. Historical payment patterns and future market conditions provide the basis for the estimation along with similar risk characteristics and the Company's business strategy, which have not changed significantly over time. The Company will continually assess the historical payment patterns and aging schedule to reflect the differences in our current conditions and future forecasted changes, including any impact from the COVID-19 pandemic and related economic stability, including recent inflationary pressures. Changes in the allowance for CECL are recorded through underwriting and general and administrative expenses.
The table below shows the changes in CECL on premiums receivable.

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Beginning balance of CECL on premiums receivable	$10.3	$10.8
Current period provision for CECL	3.2	3.3
Write-offs charged against CECL	(0.9)	(0.1)
Recoveries collected	(2.6)	(1.8)
Ending balance of CECL on premiums receivable	$10.0	$12.2
Reinsurance Recoverable
In assessing an allowance for reinsurance assets, which includes reinsurance recoverables and contingent commission receivables, the Company considers historical information, financial strength of reinsurers, collateralization amounts, and ratings to determine the appropriateness of the allowance. Historically, the Company has not experienced a credit loss from reinsurance transactions. In assessing future default, the Company evaluated the allowance for CECL under the ratings-based method using the A.M. Best Average Cumulative Net Impairment Rates. Reinsurer ratings are also assessed through this process. Changes in CECL are recorded through underwriting and general and administrative expenses.
The table below shows the changes in CECL on reinsurance recoverables.

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Beginning balance of CECL on reinsurance recoverables	$0.6	$0.4
Current period provision for CECL	—	—
Ending balance of CECL on reinsurance recoverables	$0.6	$0.4
Investments
The Company assesses all AFS debt securities in an unrealized loss position for CECL. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria is met, the security's amortized cost basis is written down to its fair value. For AFS debt securities that do not meet either criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Any impairment that has not been recorded through CECL is recognized in Accumulated other comprehensive (loss) income on the Company's Consolidated Balance Sheets. Changes in CECL are recorded through realized capital losses.
As of March 31, 2022, the Company established an aggregate allowance for CECL in the amount of $2.2 million. For the Company’s investments in fixed-income debt securities, the allowance for CECL was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the present value of cash flows expected to be collected to its amortized cost basis. The expected present value of cash flows are calculated using scenario based credit loss models derived from the discounted cash flows under the Comprehensive Capital Analysis Review (CCAR) framework, which is adopted by the Federal Reserve.
As of March 31, 2022, the Company did not intend to sell any of its AFS debt securities in which its amortized cost exceeded its fair value.

Accrued interest receivable on AFS debt securities totaled $17.9 million at March 31, 2022 and is excluded from the estimate of CECL based on historically timely payments.
The table below shows the changes in the allowance for CECL on available-for-sale securities.

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Beginning balance of CECL on AFS securities	$0.2	$0.7
Current period provision for CECL	2.2	—
Reductions in allowance from disposals	—	(0.2)
Recoveries of amounts previously written off	(0.2)	(0.3)
Ending balance of CECL on AFS securities	$2.2	$0.2
6. Property and Equipment
Property and equipment consists of the following:

	As of March 31,	As of December 31,
	2022	2021
	(in millions)
Furniture and equipment	$3.4	$3.3
Leasehold improvements	5.0	5.0
Computers and software	46.8	46.8
Automobiles	0.8	0.8
Property and equipment, gross	56.0	55.9
Accumulated depreciation	(42.0)	(41.2)
Property and equipment, net	$14.0	$14.7
Depreciation expenses related to property and equipment for the three months ended March 31, 2022 were $1.5 million and $7.4 million for the year ended December 31, 2021. Internally developed software costs of $0.5 million were capitalized during the three months ended March 31, 2022, and $2.3 million in internally developed software costs were capitalized during the year ended December 31, 2021.
Cloud Computing Arrangements
The Company’s capitalized costs associated with cloud computing arrangements totaled $39.4 million and $43.9 million, which were comprised of service contract fees and implementation costs associated with hosting arrangements as of March 31, 2022 and December 31, 2021, respectively. Total amortization for hosting arrangements was $4.0 million for the three months ended March 31, 2022, and $14.2 million for the year ended December 31, 2021.
Leases
The Company determines if an arrangement is a lease at the inception of the transaction. Operating leases for offices are presented as a right-of-use asset (ROU asset) and lease liability on the Company’s Consolidated Balance Sheets. Financing leases for automobiles are included in property and equipment and other liabilities on the Company’s Consolidated Balance Sheets.
ROU assets represent the right to use an underlying asset for the lease term and the lease liability represents the obligation to make lease payments arising from the lease transaction. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses collateralized incremental borrowing rates to determine the present value of lease payments. The ROU assets also include lease payments less any lease incentives within a lease agreement. The Company’s lease terms may include options to extend or terminate a lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of March 31, 2022, the Company’s operating leases have remaining terms of 1 year to 7 years, with options to extend up to 9 years with no termination provision. The Company’s finance leases have an option to terminate after 1 year.

Components of lease expense were as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Operating lease expense	$0.9	$1.1
Finance lease expense	—	—
Total lease expense	$0.9	$1.1
As of March 31, 2022, the weighted average remaining lease term for operating leases was 5.1 years and for finance leases was 3.5 years. The weighted average discount rate was 2.2% and 7.7% for operating and finance leases, respectively.
Maturities of lease liabilities were as follows:

	As of March 31, 2022
	Operating Leases	Finance Leases
	(in millions)
2022	$3.3	$0.1
2023	3.3	0.2
2024	3.2	0.2
2025	3.1	0.1
2026	2.8	—
Thereafter	1.8	—
Total lease payments	17.5	0.6
Less: imputed interest	(1.8)	—
Total	$15.7	$0.6
Supplemental balance sheet information related to leases was as follows:

	As of March 31,	As of December 31,
	2022	2021
	(in millions)
Operating leases:
Operating lease right-of-use asset	$13.5	$14.2
Operating lease liability	15.7	16.6
Finance leases:
Property and equipment, gross	0.8	0.8
Accumulated depreciation	(0.3)	(0.3)
Property and equipment, net	0.5	0.5
Other liabilities	$0.6	$0.5
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$0.9	$1.1
Financing cash flows used for finance leases	—	—
7. Income Taxes
The Company’s effective tax rate was 8.0% for the three months ended March 31, 2022, compared to 16.3% for the corresponding period of 2021. The effective rates during each of the periods presented included income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, and deferred gain amortization.

8. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Unpaid losses and LAE at beginning of period	$1,981.2	$2,069.4
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	476.9	497.0
Net unpaid losses and LAE at beginning of period	1,504.3	1,572.4
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	96.3	85.6
Prior periods	—	(13.9)
Total net losses and LAE incurred during the period	96.3	71.7
Paid losses and LAE, net of reinsurance, related to:
Current period	4.6	4.7
Prior periods	85.8	97.6
Total net paid losses and LAE during the period	90.4	102.3
Ending unpaid losses and LAE, net of reinsurance	1,510.2	1,541.8
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	471.7	492.3
Unpaid losses and LAE at end of period	$1,981.9	$2,034.1
Total net losses and LAE included in the above table exclude amortization of the deferred reinsurance gain—LPT Agreement, which totaled $2.1 million for each of the three months ended March 31, 2022 and 2021 (See Note 9).
The change in incurred losses and LAE attributable to prior periods for the three months ended March 31, 2022, as compared to March 31, 2021, was primarily due to the absence of prior accident year loss reserve development, as ultimate incurred losses for prior periods did not change during the three months ended March 31, 2022. Favorable prior accident loss reserve development totaled $13.9 million for the three months ended March 31, 2021, which included $0.5 million of unfavorable development on the Company’s assigned risk business.
The favorable prior accident year loss development recognized during the three months ended March 31, 2021 was primarily the result of observed favorable paid loss cost trends primarily for accident years 2017 and prior.
9. LPT Agreement
The Company is party to the LPT Agreement under which $1.5 billion in liabilities for losses and LAE related to claims incurred by the Fund prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The Company records its estimate of contingent profit commission in the accompanying Consolidated Balance Sheets as Contingent commission receivable–LPT Agreement and a corresponding liability is recorded in the accompanying Consolidated Balance Sheets in Deferred reinsurance gain–LPT Agreement. The Deferred Gain is being amortized using the recovery method. Amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the LPT Agreement, except for the contingent profit commission, which is amortized through June 30, 2024, the date through which the Company is entitled to receive a contingent profit commission under the LPT Agreement. The amortization is recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive (loss) income. Any adjustments to the Deferred Gain are recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive (loss) income.
The Company amortized $2.1 million of the Deferred Gain for each of the three months ended March 31, 2022 and 2021. The remaining Deferred Gain was $112.3 million and $114.4 million as of March 31, 2022 and December 31, 2021, respectively. The estimated remaining liabilities subject to the LPT Agreement were $323.6 million and $328.7 million as of March 31, 2022 and December 31, 2021, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $843.9 million and $838.8 million from inception through March 31, 2022 and December 31, 2021, respectively.

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
The interest rates applicable to loans under the Credit Agreement are generally based on a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Eurodollar rate (which will convert to an alternative reference rate once LIBOR is discontinued), plus a specified margin, ranging from 1.25% to 2.25%. In addition, the Company will pay a fee on each lender’s commitment, ranging from 0.20% to 0.50%, irrespective of usage. The applicable margin and the amount of such commitment fee vary based upon the financial strength rating of the Company’s insurance subsidiaries as most recently announced by A.M. Best or the Company’s debt to total capitalization ratio if such financial strength rating is not available. Interest paid and fees incurred pursuant to the Credit Agreement during the three months ended March 31, 2022 totaled $0.1 million.
The Credit Agreement contains covenants that require the Company and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth of no less than 70% of the Company’s stockholders’ equity as of September 30, 2020, plus 50% of the Company’s aggregate net income thereafter; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. At March 31, 2022, the Company was in compliance with all debt covenants.
The Company incurred $0.7 million in debt issuance costs in connection with the Credit Agreement, which are being amortized over the three-year life of the facility in Interest and Financing expenses. The annual commitment and administrative fee on the unused portion of the facility is 0.30%, for a maximum of $225,000, and an annual agency fee of $25,000. Advances can be repaid at any time without prepayment penalties or additional fees. The Company borrowed and subsequently repaid $10.0 million under the credit facility during the three months ended March 31, 2022. As of March 31, 2022, the Company had no outstanding borrowings on the credit facility.
Other financing arrangements are comprised of the following:
EICN, ECIC, EPIC, and EAC are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
During the first quarter of 2022, the Company's insurance subsidiaries received advances of $60.0 million under the FHLB Standard Credit Program. These advances are collateralized by eligible investment securities. The interest rate on these advances is adjusted daily per the Secure Overnight Funding Rate (SOFR), published by the Federal Reserve. As of March 31, 2022, the Company's weighted average daily interest rate on these advances was 0.33%. Interest paid during the three months ended March 31, 2022 was less than $0.1 million. Furthermore, these advances can be repaid at any time without prepayment penalties or additional fees.
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
On May 11, 2020, the Company's insurance subsidiaries received a total of $35.0 million of advances under the FHLB Advance Program. These advances were secured by collateral previously pledged to the FHLB by the Company’s insurance subsidiaries in support of their existing collateralized advance facility, which has been reduced by the amount of these outstanding advances. The Company repaid $15.0 million of its advances on November 4, 2020, $5.0 million on March 31, 2021, and the remaining $15.0 million on May 4, 2021. As of March 31, 2022, the Company has no outstanding advances.
FHLB membership also allows the Company’s insurance subsidiaries access to standby letters of credit (Letter of Credit Agreements). On January 26, 2021, EPIC chose to amend its existing Letter of Credit Agreement to decrease its credit amount to $10.0 million. On August 13, 2021, EAC and ECIC chose to amend their existing Letter of Credit Agreements to decrease their respective credit amounts to $25.0 million and $35.0 million. The amended Letter of Credit Agreements will expire on March 31, 2023, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of both March 31, 2022 and December 31, 2021, letters of credit totaling $70.0 million, were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements.

As of March 31, 2022 and December 31, 2021, investment securities having a fair value of $237.0 million and $385.6 million, respectively, were pledged to the FHLB by the Company’s insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.
11. Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income is comprised of unrealized gains and losses on investments classified as AFS, net of deferred taxes. The following table summarizes the components of accumulated other comprehensive (loss) income:

	March 31, 2022	December 31, 2021
	(in millions)
Net unrealized (losses) gains on investments, before taxes	$(34.9)	$76.7
Deferred tax benefit (expense) on net unrealized gains and losses	7.3	(16.1)
Total accumulated other comprehensive (loss) income	$(27.6)	$60.6
12. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2022
RSUs(1)	23,296	38.16	$0.9
RSUs(1)	63,120	40.54	2.6
PSUs(2)	73,120	40.54	3.0
(1)The RSUs awarded in March 2022 were awarded to certain employees of the Company and vest 25% on March 15, 2023, and each of the subsequent three anniversaries of that date. The RSUs are subject to accelerated vesting in certain circumstances, including but not limited to: death, disability, retirement, or in connection with a change of control of the Company.
(2)The PSUs awarded in March 2022 were awarded to certain employees of the Company and have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 250% of the target awards. The value shown in the table represents the aggregate number of PSUs awarded at the target level.
Employees who were awarded RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when and if, the underlying award vests and becomes payable. If the underlying award does not vest or is forfeited, dividend equivalents with respect to the underlying award fail to become payable and are forfeited.
Stock options exercised totaled 41,665 for the three months ended March 31, 2022, 41,851 for the three months ended March 31, 2021, and 48,051 for the year ended December 31, 2021.
As of March 31, 2022, the Company had 23,500 stock options, 241,204 RSUs, and 184,393 PSUs (based on target number awarded) outstanding.
13. Earnings (Loss) Per Common Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive impact of all common stock equivalents on earnings per share. Diluted earnings per share includes common shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if outstanding RSUs and PSUs vested and stock options were to be exercised.
Outstanding RSUs and PSUs awarded to employees are entitled to receive dividend equivalents when and if, the underlying award vests or becomes payable. Therefore, these awards are not considered participating securities for the purposes of determining earnings per share.

The following table presents the net income (loss) and the weighted average number of shares outstanding used in the earnings (loss) per common share calculations.

	Three Months Ended
	March 31,
	2022	2021
	(in millions, except share data)
Net (loss) income	$(2.3)	$23.1
Weighted average number of shares outstanding—basic	27,802,972	28,516,731
Effect of dilutive securities:
PSUs	204,029	344,615
Stock options	22,877	34,530
RSUs	47,730	72,463
Dilutive potential shares	274,636	451,608
Weighted average number of shares outstanding—diluted	28,077,608	28,968,339
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

The following table summarizes the Company's written premium and components of net income (loss) before income taxes by reportable segment.

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Three Months Ended March 31, 2022
Gross premiums written	$171.2	$1.2	$—	$172.4
Net premiums written	169.2	1.2	—	170.4

Net premiums earned	149.6	0.6	—	150.2
Net investment income	17.6	0.7	0.8	19.1
Net realized and unrealized losses on investments	(15.6)	(0.4)	(1.3)	(17.3)
Total revenues	151.6	0.9	(0.5)	152.0

Losses and loss adjustment expenses	95.9	0.4	(2.1)	94.2
Commission expense	20.9	—	—	20.9
Underwriting and general and administrative expenses	32.8	3.2	3.3	39.3
Interest and financing expenses	—	—	0.1	0.1
Total expenses	149.6	3.6	1.3	154.5

Net income (loss) before income taxes	$2.0	$(2.7)	$(1.8)	$(2.5)

Three Months Ended March 31, 2021
Gross premiums written	$148.0	$0.3	$—	$148.3
Net premiums written	146.6	0.3	—	146.9

Net premiums earned	133.9	—	—	133.9
Net investment income	17.6	0.7	0.1	18.4
Net realized and unrealized gains on investments	10.8	0.1	—	10.9
Other income	0.4	—	—	0.4
Total revenues	162.7	0.8	0.1	163.6

Losses and loss adjustment expenses	71.7	—	(2.1)	69.6
Commission expense	16.8	—	—	16.8
Underwriting and general and administrative expenses	37.3	3.7	5.6	46.6
Interest and financing expenses	—	—	0.1	0.1
Other expenses	2.9	—	—	2.9
Total expenses	128.7	3.7	3.6	136.0

Net income (loss) before income taxes	$34.0	$(2.9)	$(3.5)	$27.6
Entity-Wide Disclosures
The Company operates solely within the U.S. and does not have revenue from transactions with a single policyholder accounting for 10% or more of its revenues. In-force premiums represent the estimated annual premium on all policies that are active and in-force on such date. More specifically, in-force premiums include policy endorsements but exclude estimated final audit premiums. Our company focuses on in-force premium because it represents premium that is available for renewal in the future. The following table shows the Company's in-force premiums and number of policies in-force for each of our largest states and all other states combined for the periods presented:

	March 31, 2022		December 31, 2021		March 31, 2021		December 31, 2020
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$260.4	41,588	$258.4	40,704	$251.4	39,264	$262.0	39,610
Florida	41.1	8,275	41.1	7,989	38.6	7,303	37.9	6,898
New York	25.0	7,382	24.5	7,307	25.6	6,724	26.7	6,657
Other (43 states and D.C.)	252.1	57,216	247.4	55,350	237.7	51,481	251.3	50,341
Total in-force	$578.6	114,461	$571.4	111,350	$553.3	104,772	$577.9	103,506
Final audit premium	15.6	—	13.1	—	6.5	—	(5.8)	—
Total in-force, including final audit premium	$594.2	114,461	$584.5	111,350	$559.8	104,772	$572.1	103,506
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
Our strategy is to pursue profitable growth opportunities across market cycles and maximize total investment returns within the constraints of prudent portfolio management. We pursue profitable growth opportunities by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-term relationships with independent insurance agencies, and developing important alternative distribution channels. We believe that developing and implementing new technologies and capabilities will fundamentally transform and enhance the digital experience of our customers, including: (i) continued investments in new technology, data analytics, and process improvement capabilities focused on improving the agent experience and enhancing agent efficiency; and (ii) the further development of digital insurance solutions, including direct-to-customer workers’

compensation coverage. We also continue to execute a number of ongoing business initiatives, including: achieving internal and customer-facing business process excellence; diversifying our risk exposure across geographic markets; and utilizing a multi-company pricing platform and territory-specific pricing.
The insurance industry is highly competitive, and there is significant competition in the national workers’ compensation industry that is based on price and quality of services. We compete with other specialty workers’ compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, self-insurance funds, and state insurance pools.
Coronavirus Disease (COVID-19) Update
The COVID-19 pandemic recently reached the two-year mark and challenges experienced during the recovery have continued to cause disruptions in business activity due to supply chain interruptions, challenges with the labor market, inflationary pressures, and overall general economic instability. All states, including California, where we generated 45% of our in-force premiums as of March 31, 2022, have experienced adverse economic impacts from the lingering uncertainties of the COVID-19 pandemic. Certain classes of business that we insure, especially those related to the restaurant and hospitality industries, continue to be affected by these challenges.
Nonetheless, we closed another quarter with a record number of policies in-force, which demonstrates that our policyholders have endured the pandemic and small businesses are actively shopping for workers' compensation coverage. Our year-over-year new and renewal business premiums have increased, in addition to audit premium increases, which are signs of overall Company growth. As labor market shortages improve, we expect that rising payrolls will continue to bring further improvement to our top line. Our strong balance sheet and operational flexibility have allowed us to successfully navigate through the ongoing impacts of the COVID-19 pandemic, and we have continued to pursue and advance the significant investments that we have made in delivering a superior customer experience for our independent and digital agents.
We continually review and adjust to changes in our policyholders' payrolls, economic conditions, and seasonality, as experience develops or new information becomes known. Any such adjustments are included in our current operations and are made periodically through mid-term endorsements and/or premium audits. We increased our final audit premium accruals by a further $1.0 million during the three months ended March 31, 2022, as our payroll exposure improved with the labor market strengthening.
We continue to experience overall declines in the frequency of compensable indemnity claims versus those generally experienced before the COVID-19 pandemic. However, despite the emergence of vaccinations and businesses operating at more normalized rates, the continued impact of the COVID-19 pandemic, including any increases in infection rates, new variants and renewed governmental actions to combat the COVID-19 pandemic, cannot be estimated at this time.

Results of Operations
Our results of operations are as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Gross premiums written	$172.4	$148.3
Net premiums written	$170.4	$146.9

Net premiums earned	$150.2	$133.9
Net investment income	19.1	18.4
Net realized and unrealized (losses) gains on investments	(17.3)	10.9
Other income	—	0.4
Total revenues	152.0	163.6

Losses and LAE	94.2	69.6
Commission expense	20.9	16.8
Underwriting and general and administrative expenses	39.3	46.6
Interest and financing expenses	0.1	0.1
Other expenses	—	2.9
Total expenses	154.5	136.0
Income tax (benefit) expense	(0.2)	4.5
Net (loss) income	$(2.3)	$23.1
Overview
Our net loss was $2.3 million for the three months ended March 31, 2022, compared to net income of $23.1 million for the corresponding period of 2021. The key factors that affected our financial performance during the three months ended March 31, 2022, compared to the same period of 2021 included:
•Net premiums earned increased 12.2%;
•Losses and LAE increased 35.3%;
•Underwriting and general and administrative expenses decreased 15.7%;
•Net investment income increased 3.8%; and
•Net realized and unrealized (losses) gains on investments were $(17.3) million compared to $10.9 million.
Summary of Consolidated Financial Results
Gross Premiums Written
Gross premiums written were $172.4 million for the three months ended March 31, 2022, compared to $148.3 million for the corresponding period of 2021. The year-over-year change was primarily related to our Employers segment. See "—Summary of Financial Results by Segment —Employers".
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
Net investment income increased 3.8% for the three months ended March 31, 2022, compared to the same period of 2021. The increase was primarily due to higher bond yields.

Realized and unrealized gains and losses on our investments are reported separately from our net investment income. Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are also recognized for changes in our current expected credit loss (CECL) allowance or when securities are written down as a result of an other-than-temporary impairment. Changes in fair value of equity securities and other invested assets are also included in Net realized and unrealized gains (losses) on investments on our Consolidated Statements of Comprehensive (Loss) Income.
Net realized and unrealized (losses) gains on investments were $(17.3) million for three months ended March 31, 2022, compared to $10.9 million for the corresponding period of 2021. The net realized and unrealized gains on investments for the three months ended March 31, 2022 and 2021 included $(17.0) million and $10.1 million of net realized and unrealized (losses) gains on equity securities and other investments, respectively, and $(0.3) million and $0.8 million of net realized (losses) gains on fixed maturity securities, respectively.
The net unrealized investment losses we experienced on our equity and fixed maturity securities during the three months ended March 31, 2022 were primarily the result of significant volatility in financial markets resulting from increasing inflationary concerns, rising market interest rates and recent world events. The net investment losses on our fixed maturity securities for the three months ended March 31, 2022 included a $2.0 million increase in our allowance for CECL.
The net unrealized investment gains on our equity securities during the three months ended March 31, 2021 were largely consistent with the performance of U.S. equity markets. The net unrealized losses on our fixed maturity securities during the three months ended March 31, 2021 were largely the result of increases in market interest rates during the period. The net investment losses on our fixed maturity securities for the three months ended March 31, 2021 included a $0.5 million decrease to our allowance for CECL.
Additional information regarding our Investments is set forth under “—Liquidity and Capital Resources—Investments.”
Other Income
Other income consists of net gains and losses on fixed assets, non-investment interest, installment fee revenue, and other miscellaneous income. Beginning in 2022, installment fee revenue was allocated to net investment income.
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
Our current accident year loss estimate considered overall declines in the frequency of compensable indemnity claims versus those generally experienced before the COVID-19 pandemic while recognizing the impacts of the COVID-19 pandemic, including the potential for further expansions or permanent extensions of presumed compensability for COVID-19 in certain jurisdictions. Total claims costs have also been reduced by cost savings associated with increased claims settlement activity that has continued into the first quarter of 2022. We believe that our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. See "—Summary of Financial Results by Segment —Employers".
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
Other Expenses
During the three months ended March 31, 2021, we recorded charges of $2.9 million of employee severance costs resulting from a first quarter 2021 reduction-in-force. This action was taken to better align our expenses with our revenues.
Income Tax (Benefit) Expense
Income tax (benefit) expense was $(0.2) million for the three months ended March 31, 2022, compared to $4.5 million for the corresponding period of 2021. The effective tax rates were 8.0% for the three months ended March 31, 2022, compared to 16.3% for the corresponding period of 2021. The effective rates during each of the periods presented included income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, and deferred gain amortization.
Summary of Financial Results by Segment
EMPLOYERS
The components of Employers' net income before income taxes are set forth in the following table:

	Three Months Ended
	March 31,
	2022	2021
	(dollars in millions)
Gross premiums written	$171.2	$148.0
Net premiums written	$169.2	$146.6

Net premiums earned	$149.6	$133.9
Net investment income	17.6	17.6
Net realized and unrealized (losses) gains on investments	(15.6)	10.8
Other income	—	0.4
Total revenues	151.6	162.7

Losses and LAE	95.9	71.7
Commission expense	20.9	16.8
Underwriting expenses	32.8	37.3
Other expenses	—	2.9
Total expenses	149.6	128.7

Net income before income taxes	$2.0	$34.0

Underwriting income	$—	$8.1

Combined ratio	100.0%	93.9%
Underwriting Results
Gross Premiums Written
Gross premiums written were $171.2 million for the three months ended March 31, 2022, compared to $148.0 million for the corresponding period of 2021. The year-over-year increase was primarily driven by increases in new business premiums and final audit premiums, partially offset by declines in average policy size. We also increased our final audit premium accruals by a further $1.0 million during the three months ended March 31, 2022, as our payroll exposure improved with the labor market strengthening. We have experienced year-over-year increases in new business submissions, quotes and binds in the majority of the states in which we operate. In addition, our retention rate has remained strong throughout the first quarter of 2022.
Net premiums written were $169.2 million for the three months ended March 31, 2022, compared to $146.6 million for the corresponding period of 2021. Reinsurance premiums ceded were $2.0 million for the three months ended March 31, 2022, compared to $1.4 million for the corresponding period of 2021.

Net Premiums Earned
Net premiums earned were $149.6 million for the three months ended March 31, 2022, compared to $133.9 million for the corresponding period of 2021.
The following table shows the percentage change in Employers' in-force premiums, policy count, average policy size, and payroll exposure upon which our premiums are based, overall, for California, where 45% of our premiums were generated, and for all other states, excluding California:

	As of March 31, 2022
	Year-to-Date Change			Year-Over-Year Change
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	1.1%	0.5%	1.6%	4.3%	3.4%	5.0%
In-force policy count	2.5	1.6	3.0	8.3	5.5	10.0
Average in-force policy size	(1.3)	(1.0)	(1.4)	(3.7)	(2.0)	(4.5)
In-force payroll exposure	3.0	2.4	3.4	12.6	13.7	12.1
In-force premiums represent the estimated annual premium on all policies that are active and in-force on such date. More specifically, in-force premiums include policy endorsements but exclude estimated final audit premiums. We focus on in-force premium because it represents premium that is available for renewal in the future. The following table shows Employers' in-force premiums and number of policies in-force for each of our largest states and all other states combined for the periods presented:

	March 31, 2022		December 31, 2021		March 31, 2021		December 31, 2020
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$259.8	41,349	$258.4	40,704	$251.2	39,199	$262.0	39,610
Florida	40.9	8,159	41.1	7,989	38.5	7,255	37.9	6,898
New York	24.7	7,215	24.5	7,307	25.5	6,681	26.7	6,657
Other (43 states and D.C.)	251.0	56,199	245.9	54,164	237.5	51,155	251.1	50,124
Total in-force	$576.4	112,922	$569.9	110,164	$552.7	104,290	$577.7	103,289
Final audit premium	15.6	—	13.1	—	6.5	—	(5.8)	—
Total in-force, including final audit premium	$592.0	112,922	$583.0	110,164	$559.2	104,290	$571.9	103,289
We continue to actively seek new partnerships and alliances to foster organic growth within our target classes of business. Alternative distribution channels generated $163.9 million and $147.6 million, or 28.4% and 26.7%, of our in-force premiums as of March 31, 2022 and 2021, respectively. We believe that offering payroll-related products and services through these relationships contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnerships and alliances.
Losses and LAE, Commission Expenses, and Underwriting Expenses
The following table presents calendar year combined ratios for our Employers segment.

	Three Months Ended
	March 31,
	2022	2021
Loss and LAE ratio	64.1%	53.5%
Commission expense ratio	14.0	12.5
Underwriting expense ratio	21.9	27.9
Combined Ratio	100.0%	93.9%
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
The table below reflects prior accident year loss and LAE reserve adjustments and the impact to loss ratio.

	Three Months Ended
	March 31,
	2022	2021
	(dollars in millions)
Losses and LAE	$95.9	$71.7
Prior accident year favorable development, net	—	13.9
Current accident year losses and LAE	$95.9	$85.6

Current accident year loss and LAE ratio	64.1%	63.9%
The increase in our total losses and LAE during the three months ended March 31, 2022, as compared to the same period of 2021, was primarily due to higher earned premium and this amount was not impacted by any prior year loss reserve development. Favorable prior year accident loss reserve development totaled $13.9 million during the three months ended March 31, 2021, which included $0.5 million of unfavorable development on our assigned risk business.
The favorable prior accident year loss development recognized during the three months ended March 31, 2021 was primarily the result of observed favorable paid loss cost trends across related primarily to accident years 2017 and prior.
Our current accident year loss and LAE ratio was 64.1% for the three months ended March 31, 2022, compared to 63.9% for the corresponding period of 2021. The increase in our current accident year ratio during the three months ended March 31, 2022 was primarily due to a slight decrease in our rate on voluntary business. However, our current accident year loss and LAE ratio continues to reflect the impact of our key business initiatives: an emphasis on the accelerated settlement of open claims; diversifying our risk exposure across geographic markets; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets.
Commission Expense Ratio. The commission expense ratio was 14.0% for the three months ended March 31, 2022, compared to 12.5% for the corresponding period of 2021. Our commission expenses were $20.9 million for the three months ended March 31, 2022, compared to $16.8 million for the corresponding period of 2021. Our commission expense ratio increased 1.5 percentage points, or 12.0%, for the three months ended March 31, 2022, compared to the same period of 2021, resulting from: (i) a higher concentration of partnership and alliance business, which is subject to a higher commission rate, higher agency incentives and increased commission expense on new business writings; and (ii) a reversal of commissions relating to non-compliant and uncollectible premium recorded in the first quarter of 2021.
Underwriting Expenses Ratio. The underwriting expense ratio was 21.9% for the three months ended March 31, 2022, compared to 27.9% for the corresponding period of 2021. Our underwriting expenses were $32.8 million for the three months ended March 31, 2022, compared to $37.3 million for the corresponding period of 2021.
During the three months ended March 31, 2022, our compensation-related expenses decreased $3.1 million and our professional fees decreased $0.5 million, each compared to the same period of 2021. These decreases in our fixed underwriting expenses resulted from continued targeted expense reductions and employee reductions and departures that occurred in 2021.
Underwriting Income
Underwriting income for our Employers segment was zero for the three months ended March 31, 2022, compared to $8.1 million for the corresponding period of 2021. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.

Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, Other Income, Interest and Financing Expenses and Other Expenses see "—Results of Operations —Summary of Consolidated Financial Results".
CERITY
The components of Cerity's net loss before income taxes are set forth in the following table:

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Gross premiums written	$1.2	$0.3
Net premiums written	$1.2	$0.3

Net premiums earned	$0.6	$—
Net investment income	0.7	0.7
Net realized and unrealized (losses) gains on investments	(0.4)	0.1
Total revenues	0.9	0.8

Losses and LAE	0.4	—
Underwriting expenses	3.2	3.7
Total expenses	3.6	3.7

Net loss before income taxes	$(2.7)	$(2.9)

Underwriting loss	$(3.0)	$(3.7)

Combined ratio	n/m	n/m
n/m - not meaningful
Underwriting Results
Gross Premiums Written and Net Premiums Written
Gross premiums written and net premiums written were $1.2 million for the three months ended March 31, 2022, compared to $0.3 million for the corresponding period of 2021.
Net Premiums Earned
Net premiums earned were $0.6 million for the three months ended March 31, 2022, compared to less than $0.1 million for the corresponding period of 2021.
Underwriting Expenses
Underwriting expenses for our Cerity segment were $3.2 million for the three months ended March 31, 2022, compared to $3.7 million for the corresponding period of 2021. During the three months ended March 31, 2022, our compensation-related expenses decreased $0.5 million, compared to the corresponding period of 2021.
Underwriting Loss
Underwriting losses for our Cerity segment were $3.0 million for the three months ended March 31, 2022, compared to $3.7 million for the corresponding period of 2021. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Income
For a further discussion of non-underwriting related income, including Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, see "–Results of Operations –Summary of Consolidated Financial Results Consolidated."

CORPORATE AND OTHER
The components of Corporate and Other's net loss before income taxes are set forth in the following table:

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Net investment income	0.8	0.1
Net realized and unrealized losses on investments	(1.3)	—
Total (losses) revenues	(0.5)	0.1

Losses and LAE - LPT	(2.1)	(2.1)
General and administrative expenses	3.3	5.6
Interest and financing expenses	0.1	0.1
Total expenses	1.3	3.6

Net loss before income taxes	$(1.8)	$(3.5)
Losses and LAE - LPT
The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive (Loss) Income.

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Amortization of the Deferred Gain related to losses	$1.7	$1.7
Amortization of the Deferred Gain related to contingent commission	0.4	0.4
Total impact of the LPT	$2.1	$2.1
General and Administrative Expenses
General and administrative expenses primarily consist of compensation related expenses, professional fees, and other corporate expenses at the holding company. General and administrative expenses were $3.3 million for the three months ended March 31, 2022, compared to $5.6 million for the corresponding period of 2021.
During the three months ended March 31, 2022, compensation-related expenses decreased $2.3 million compared to the same period of 2021. This decrease related primarily to the acceleration of share-based awards in connection with the retirement of our prior Chief Executive Officer, which served to increase our compensation-related expenses during the three months ended March 31, 2021.
Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, and Interest and Financing Expenses see "—Results of Operations —Summary of Consolidated Financial Results".
Liquidity and Capital Resources
The COVID-19 pandemic disruptions on the U.S. economy, our current operations and our investment portfolio have, at times, been significant. Nonetheless we believe that the liquidity available to our holding company and its operating subsidiaries remains adequate and we do not currently foresee a need to: (i) suspend ordinary dividends or forego repurchases of our common stock; (ii) seek a capital infusion; or (iii) seek any material non-investment asset sales. Furthermore, the holding company has no outstanding debt obligations and its operating subsidiaries have minimal interest-bearing debt obligations.
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
Our insurance subsidiaries’ ability to pay dividends and distributions to their parent is based on reported capital, surplus, and dividends paid within the prior twelve months.
During the first quarter of 2022, ECIC made a $120.0 million return of capital payment to its parent company, who in turn distributed that amount to the holding company. As a result of that distribution, ECIC cannot pay dividends through February 15, 2023, without prior regulatory approval.
During the first quarter of 2022, EICN made a $9.7 million dividend payment to its parent company, who in turn distributed that amount to the holding company. As a result of that payment, EICN cannot pay any dividends for the remainder of 2022 without prior regulatory approval.
Total cash and investments at the holding company were $149.7 million at March 31, 2022, consisting of $81.6 million of cash and cash equivalents, $9.4 million of fixed maturity securities, and $58.7 million of equity securities.
On December 15, 2020, EHI entered into a Credit Agreement (the Credit Agreement) with a syndicate of financial institutions. The Credit Agreement provides EHI with a $75.0 million three-year revolving credit facility. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes. Pursuant to the Credit Agreement, EHI has the option to request an increase of the credit available under the facility, up to a maximum facility amount of $125.0 million, subject to the consent of lenders and the satisfaction of certain conditions. EHI had no outstanding advances under the Credit Agreement at March 31, 2022.
The interest rates applicable to loans under the Credit Agreement are generally based on a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Eurodollar rate (which will convert to an alternative reference rate once LIBOR is discontinued) plus a specified margin, ranging from 1.25% to 2.25%. Total interest paid and fees incurred pursuant to the Credit Agreement during the three months ended March 31, 2022 totaled $0.1 million.
The Credit Agreement contains covenants that require us to maintain: (i) a minimum consolidated net worth of no less than 70% of our stockholders’ equity as of September 30, 2020, plus 50% of our aggregate net income thereafter; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. At March 31, 2022, we were in compliance with all debt covenants.
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
Total cash and investments held by our operating subsidiaries was $2,598.0 million at March 31, 2022, consisting of $49.1 million of cash and cash equivalents, $2,261.6 million of fixed maturity securities, $243.7 million of equity securities, $40.4 million of other invested assets, and $3.2 million of short-term investments. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of March 31, 2022 consisted of $48.9 million of cash and cash equivalents, $221.4 million of publicly traded equity securities whose proceeds are available within three business days, $791.0 million of highly liquid fixed maturity securities whose proceeds are available within three business days, and $3.2 million of short-term investments whose proceeds are available within three business days. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
EICN, ECIC, EPIC, and EAC are members of the FHLB. Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
During the first quarter of 2022, our insurance subsidiaries received advances of $60.0 million under the FHLB Standard Credit Program. These advances are collateralized by eligible investment securities. The interest rate on these advances is adjusted daily per the Secure Overnight Funding Rate (SOFR), published by the Federal Reserve. As of March 31, 2022, the Company's weighted average daily interest rate on these advances was 0.33%. Interest paid during the three months ended March 31, 2022 was less than $0.1 million. Furthermore, these advances can be repaid at any time without prepayment penalties or additional fees.
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

On May 11, 2020, our insurance subsidiaries received a total of $35.0 million of advances under the FHLB Advance Program. The advances were secured by collateral previously pledged to the FHLB by our insurance subsidiaries in support of our existing collateralized advance facility, which has been reduced by the amount of these outstanding advances. Our insurance subsidiaries repaid $15.0 million of such advances on November 4, 2020, $5.0 million on March 31, 2021, and $15.0 million on May 4, 2021. As of March 31, 2022, we have no outstanding advances.
FHLB membership also allows our insurance subsidiaries access to standby Letter of Credit Agreements. On January 26, 2021, EPIC chose to amend its existing Letter of Credit Agreement to decrease its credit amount to $10.0 million. On August 13, 2021, EAC and ECIC chose to amend their existing Letter of Credit Agreements to decrease their respective credit amounts to $25.0 million and $35.0 million. The amended Letter of Credit Agreements will expire on March 31, 2023. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times (See Note 10).
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
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $819.9 million and $861.4 million were on deposit at March 31, 2022 and December 31, 2021, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $70.0 million securities on deposit at both March 31, 2022 and December 31, 2021.
Certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $3.0 million and $3.1 million at March 31, 2022 and December 31, 2021, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the three months ended:

	March 31,
	2022	2021
	(in millions)
Cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$16.8	$(10.8)
Investing activities	(6.1)	(39.8)
Financing activities	44.7	(24.4)
Increase (decrease) in cash, cash equivalents, and restricted cash	$55.4	$(75.0)
For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2022 included net premiums received of $157.3 million and investment income received of $16.7 million. These operating cash inflows were partially offset by net claims payments of $90.4 million, underwriting and general and administrative expenses paid of $45.8 million, and commissions paid of $20.9 million.
Net cash used in operating activities for the three months ended March 31, 2021 included net premiums received of $135.7 million and investment income received of $18.0 million. These operating cash inflows were more than offset by net claims payments of $101.9 million, underwriting and general and administrative expenses paid of $44.1 million, and commissions paid of $19.0 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 and March 31, 2021 was primarily related to the investment of premiums received and reinvestment of funds from investment sales, maturities, redemptions, and interest income. These investing cash outflows were partially offset by investment sales, maturities and redemptions whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 was primarily related to FHLB advances received partially offset by common stock repurchases and stockholder dividend payments. During the three months ended March 31, 2022, we also borrowed and subsequently repaid $10.0 million under the Credit Agreement.
Net cash used in financing activities for the three months ended March 31, 2021 was primarily related to common stock repurchases, stockholder dividend payments, and repayments of FHLB advances. During the three months ended March 31, 2021, we also borrowed and subsequently repaid $12.0 million under the Credit Agreement.
Dividends
We paid $7.4 million and $7.7 million in dividends to our stockholders for the three months ended March 31, 2022 and 2021, respectively. The declaration and payment of future dividends to common stockholders will be at the discretion of our Board of Directors and will depend upon many factors including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors our Board of Directors deem relevant. On April 27, 2022, the Board of Directors declared a $0.26 dividend per share, payable May 25, 2022, to stockholders of record on May 11, 2022. On April 27, 2022, the Board of Directors also declared a special dividend of $1.00 per share. The dividend is payable on June 15, 2022 to stockholders of record as of June 1, 2022.
Share Repurchases
We repurchased 174,172 shares of our common stock for $6.7 million during the three months ended March 31, 2022. Future repurchases of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, general business and social economic conditions, legal, tax, regulatory, and/or contractual restrictions, and any other factors our Board of Directors deems relevant.
Capital Resources
As of March 31, 2022, the capital resources available to us consisted of $1,109.3 million of stockholders’ equity and the $112.3 million Deferred Gain.
Contractual Obligations and Commitments
Other than operating expenses, current and long-term cash requirements include the following contractual obligations and commitments as of March 31, 2022:
Leases
We have entered into lease arrangements for certain equipment and facilities. As of March 31, 2022, we had lease payment obligations of $18.1 million, with $3.4 million payable within 12 months.
Other Purchase Obligations
We have other purchase obligations that primarily consist of non-cancellable obligations to acquire capital assets, commitments for information technology and related services, software acquisition and license commitments and other legally binding agreements to purchase services that are to be used in our operations. As of March 31, 2022, we had other purchase obligations of $19.7 million, with $10.3 million payable within 12 months.
Unfunded Investment Commitments
We have investments in private equity limited partnerships that require capital distributions to fund the investments and can be called at any time deemed necessary. As of March 31, 2022, we had unfunded investment commitments of $44.7 million. In April 2022, we entered into an additional investment in a private equity limited partnership with an unfunded commitment amount totaling $15.0 million.
FHLB Advances
We received advances of $60.0 million under the FHLB Standard Credit Program and these advances can be repaid at any time without prepayment penalties or additional fees.
Unpaid Losses and LAE Expenses
We have developed unpaid losses and LAE expense payment patterns that are computed based on historical information. Our calculation of loss and LAE expense payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, to the extent that current estimates of losses and LAE expense vary from actual ultimate claims amounts due to variations between expected and actual payout patterns. As of March 31, 2022, we had unpaid losses and LAE expense payments patterns of $1,981.9 million, with $304.6 million payable within 12 months.
The unpaid losses and LAE expense payments patterns are gross of reinsurance recoverables for unpaid losses. As of March 31, 2022, we had reinsurance recoverables on unpaid losses and LAE of $471.7 million, with recoveries of $31.2 million within 12 months.
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total returns; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance. These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.
As of March 31, 2022, our investment portfolio consisted of 87% fixed maturity securities. We strive to limit the interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 3.8 at March 31, 2022. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “A+,” using ratings assigned by Standard & Poor’s (S&P) or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity securities portfolio had a weighted average quality of “A+” as of March 31, 2022. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $296.8 million at March 31, 2022, which represented 11.5% of our investment portfolio at that time. We also have a $5.6 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our Other invested assets made up 2% of our investment portfolio as of March 31, 2022 and include private equity limited partnerships. Our investments in private equity limited partnerships totaled $40.4 million at March 31, 2022 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 10 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. We expect to receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment or portion thereof, from time-to-time during the full course of the fund term. As of March 31, 2022, we had unfunded commitments to these private equity limited partnerships totaling $44.7 million.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average ending book yield, (each based on the book value of each category of invested assets) as of March 31, 2022.

Category	Estimated Fair Value	Percentage of Total	Book Yield
	(in millions, except percentages)
U.S. Treasuries	$63.2	2.5%	1.8%
U.S. Agencies	2.3	0.1	2.9
States and municipalities	372.9	14.5	2.9
Corporate securities	1,045.1	40.6	3.3
Residential mortgage-backed securities	289.4	11.3	2.3
Commercial mortgage-backed securities	66.5	2.6	3.2
Asset-backed securities	67.5	2.6	3.7
Collateralized loan obligations	183.3	7.1	1.8
Foreign government securities	11.6	0.5	2.9
Other securities	169.2	6.6	3.8
Equity securities	296.8	11.5	2.4
Short-term investments	3.2	0.1	0.1
Total investments at fair value	$2,571.0	100.0%
Weighted average yield			3.0%

The following table shows the percentage of total estimated fair value of our fixed maturity securities as of March 31, 2022 by credit rating category, using the lower of the ratings assigned by Moody’s Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	9.7%
“AA”	33.8
“A”	30.0
“BBB”	14.5
Below Investment Grade	12.0
Total	100.0%
Investments that we currently own could be subject to credit risk and subsequent default by the issuer. We regularly assess individual securities as part of our ongoing portfolio management, including the identification of credit related losses. Our assessment includes reviewing the extent of declines in fair value of investments below amortized cost, historical and projected financial performance and near-term prospects of the issuer, the outlook for industry sectors, credit rating, and macro-economic changes, including those caused by the COVID-19 pandemic. We also make a determination as to whether it is not more likely than not that we will be required to sell the security before its fair value recovers to above cost, or maturity.
In addition to recognizing realized gains and losses upon the disposition of an investment security, we also recognize realized gains or losses on AFS debt securities for changes in CECL. As of March 31, 2022, we have a $2.2 million allowance for CECL on AFS debt securities. During the three months ended March 31, 2022, we recognized a $2.0 million increase to our allowance for CECL on AFS debt securities. The remaining fixed maturity securities whose total fair value was less than amortized cost at March 31, 2022, were those in which we had no intent, need, or requirement to sell at an amount less than their amortized cost.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Estimates
The unaudited interim consolidated financial statements included in this quarterly report include amounts based on the use of estimates and judgments of management for those transactions that are not yet complete. We believe that the estimates and judgments that were most critical to the preparation of the consolidated financial statements involved the reserves for losses and LAE and reinsurance recoverables. These estimates and judgments require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. Our accounting policies are discussed under "Critical Accounting Estimates" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.
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
The economic disruptions caused by the COVID-19 pandemic have impacted the credit risk associated with certain of our investment holdings, reinsurance recoverables and premiums receivable. As of March 31, 2022, we have a $2.2 million allowance for CECL on our fixed maturity portfolio. See Note 5 to the consolidated financial statements.

Interest Rate Risk
Investments
The fair value of our fixed maturity portfolio is exposed to interest rate risk, which is the risk of a change in fair value resulting from changes in prevailing interest rates, which we strive to limit by managing duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 3.8 at March 31, 2022. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and the impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of March 31, 2022. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $2,274.2 million as of March 31, 2022, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(235.3)	(10.3)%
200 basis point rise	(159.1)	(7.0)
100 basis point rise	(80.4)	(3.5)
50 basis point decline	40.6	1.8
100 basis point decline	81.3	3.6
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of March 31, 2022, the par value of our commercial and residential mortgage-backed securities holdings was $359.2 million, and the amortized cost was 103.5% of par value. Since a majority of our mortgage-backed securities were purchased at a premium or discount that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The commercial and residential mortgage-backed securities portion of the portfolio represented 13.9% of our total investments as of March 31, 2022. Agency-backed residential mortgage pass-throughs represented 88.3%, of the residential mortgage-backed securities portion of the portfolio as of March 31, 2022.
For reference, from December 31, 2021 to March 31, 2022, the 5-year U.S. Treasury yield increased by 116 basis points, and our resulting pre-tax unrealized losses on fixed maturity securities totaled $111.8 million.
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

The table below shows the sensitivity of our equity securities at fair value to price changes as of March 31, 2022:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Total Equity Securities
Equity securities	$206.4	$296.8	$267.1	$(29.7)	$326.5	$29.7
Effects of Inflation
The COVID-19 pandemic has created increased uncertainty about the path of the U.S. economy, consumer behavior, and workplace norms for the years ahead. Recent supply and demand shocks and dramatic changes in fiscal policy have led to higher levels of inflation and may continue to lead to elevated levels of inflation in future periods.
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
Fluctuations in rates of inflation also influence interest rates, which in turn may impact the market value of our investment portfolio, particularly our fixed maturity investments, and yields on new investments.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the Company’s repurchases of its common stock during the first quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
January 1 - January 31	39,126	$38.24	39,126	$26.4
February 1 - February 28	100,865	38.80	100,865	22.5
March 1 - March 31	34,181	39.30	34,181	21.1
	174,172	$38.77	174,172
On July 21, 2021, the Board of Directors authorized a new share repurchase program for repurchases of up to $50.0 million of our common stock from July 27, 2021 through December 31, 2022 (the 2021 Program). On April 27, 2022, the Board of Directors authorized a $50.0 million expansion of the 2021 Program, to $100.0 million and extended the program’s expiration to December 31, 2023. The 2021 Program replaces the 2018 Program, which expired on June 30, 2021. The 2021 Program provides that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2021 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	File No.	Exhibit	Filing Date
*10.1	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement	X
*10.2	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement	X
31.1	Certification of Katherine H. Antonello Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Katherine H. Antonello Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
————
*Represents management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	April 29, 2022	/s/ Michael S. Paquette
Michael S. Paquette
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)