Form 10-Q
period 2022-06-30
Employers Holdings, Inc.
filed 2022-07-29
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 22, 2022, there were 27,304,571 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	June 30, 2022	December 31, 2021
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,320.1 at June 30, 2022 and $2,266.3 at December 31, 2021, less CECL allowance of $10.0 at June 30, 2022 and $0.2 at December 31, 2021)	$2,190.3	$2,342.7
Equity securities at fair value (cost $213.5 at June 30, 2022 and $212.6 at December 31, 2021)	265.8	338.8
Equity securities at cost	5.3	5.6
Other invested assets (cost $41.5 at June 30, 2022 and $34.1 at December 31, 2021)	47.8	38.4
Short-term investments at fair value (amortized cost $3.2 at June 30, 2022 and $10.5 at December 31, 2021)	3.2	10.5
Total investments	2,512.4	2,736.0
Cash and cash equivalents	129.1	75.1
Restricted cash and cash equivalents	1.2	0.2
Accrued investment income	15.9	14.5
Premiums receivable (less CECL allowance of $9.7 at June 30, 2022 and $10.3 at December 31, 2021)	282.4	244.7
Reinsurance recoverable for:
Paid losses	7.3	7.5
Unpaid losses (less CECL allowance of $0.6 at June 30, 2022 and $0.6 at December 31, 2021)	461.8	476.3
Deferred policy acquisition costs	48.4	43.7
Deferred income tax asset, net	50.0	—
Property and equipment, net	13.4	14.7
Operating lease right-of-use assets	12.9	14.2
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Contingent commission receivable—LPT Agreement	13.9	13.9
Cloud computing arrangements	36.5	43.9
Other assets	50.5	48.7
Total assets	$3,685.5	$3,783.2
Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$1,972.8	$1,981.2
Unearned premiums	338.8	304.7
Commissions and premium taxes payable	46.5	42.1
Accounts payable and accrued expenses	21.8	24.1
Deferred reinsurance gain—LPT Agreement	110.2	114.4
FHLB advances	126.0	—
Deferred income tax liability, net	—	7.7
Operating lease liability	15.0	16.6
Non-cancellable obligations	15.5	21.7
Other liabilities	61.4	57.6
Total liabilities	$2,708.0	$2,570.1
Commitments and contingencies

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	June 30, 2022	December 31, 2021
Stockholders’ equity:	(unaudited)
Common stock, $0.01 par value; 150,000,000 shares authorized; 57,871,517 and 57,690,254 shares issued and 27,383,132 and 27,741,400 shares outstanding at June 30, 2022 and December 31, 2021, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	411.8	410.7
Retained earnings	1,278.4	1,338.5
Accumulated other comprehensive (loss) income, net of tax	(94.7)	60.6
Treasury stock, at cost (30,488,385 shares at June 30, 2022 and 29,948,854 shares at December 31, 2021)	(618.6)	(597.3)
Total stockholders’ equity	977.5	1,213.1
Total liabilities and stockholders’ equity	$3,685.5	$3,783.2
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(in millions, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	(unaudited)		(unaudited)
Net premiums earned	$165.2	$137.0	$315.4	$270.9
Net investment income	20.0	18.2	39.1	36.6
Net realized and unrealized (losses) gains on investments	(50.1)	16.0	(67.4)	26.9
Other income	0.2	0.2	0.2	0.6
Total revenues	135.3	171.4	287.3	335.0
Expenses
Losses and loss adjustment expenses	93.3	83.7	187.5	153.3
Commission expense	23.7	18.0	44.6	34.8
Underwriting and general and administrative expenses	39.4	37.0	78.6	83.6
Interest and financing expenses	0.3	0.2	0.4	0.3
Other expenses	—	0.1	—	3.0
Total expenses	156.7	139.0	311.1	275.0
Net (loss) income before income taxes	(21.4)	32.4	(23.8)	60.0
Income tax (benefit) expense	(5.8)	6.0	(6.0)	10.5
Net (loss) income	$(15.6)	$26.4	$(17.8)	$49.5

Comprehensive loss (income)
Unrealized AFS investment (losses) gains arising during the period, net of tax benefit (expense) of $19.5 and $(2.7) for the three months ended June 30, 2022 and 2021, respectively, and $43.0 and $6.7 for the six months ended June 30, 2022 and 2021,respectively	$(73.5)	$10.4	$(161.9)	$(25.1)
Reclassification adjustment for realized AFS investment losses (gains) in net income, net of tax (benefit) expense of $(1.7) and $0.4 for the three months ended June 30, 2022 and 2021, respectively and $(1.8) and $0.6 for the six months ended June 30, 2022 and 2021, respectively	6.4	(1.6)	6.6	(2.2)
Other comprehensive loss (income), net of tax	(67.1)	8.8	(155.3)	(27.3)
Total comprehensive loss (income)	$(82.7)	$35.2	$(173.1)	$22.2

Net realized and unrealized (losses) gains on investments
Net realized and unrealized (losses) gains on investments before impairments	$(50.1)	$16.0	$(67.4)	$26.9
Net realized and unrealized (losses) gains on investments	$(50.1)	$16.0	$(67.4)	$26.9

Earnings (loss) per common share (Note 13):
Basic	$(0.56)	$0.93	$(0.65)	$1.74
Diluted	$(0.56)	$0.92	$(0.65)	$1.71
Cash dividends declared per common share and eligible equity plan awards	$1.26	$0.25	$1.51	$0.50
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended June 30, 2022 and 2021
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, April 1, 2022	57,861,455	$0.6	$411.1	$1,329.2	$(27.6)	$(604.0)	$1,109.3
Stock-based obligations	—	—	0.7	—	—	—	0.7
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	10,062	—	—	—	—	—	—
Acquisition of common stock	—	—	—	—	—	(14.6)	(14.6)
Dividends declared	—	—	—	(35.2)	—	—	(35.2)
Net loss for the period	—	—	—	(15.6)	—	—	(15.6)
Change in net unrealized losses on AFS investments, net of taxes of $17.8	—	—	—	—	(67.1)	—	(67.1)
Balance, June 30, 2022	57,871,517	$0.6	$411.8	$1,278.4	$(94.7)	$(618.6)	$977.5

Balance, April 1, 2021	57,625,808	$0.6	$407.9	$1,263.8	$79.0	$(564.7)	$1,186.6
Stock-based obligations	—	—	0.5	—	—	—	0.5
Stock options exercised	6,200	—	0.2	—	—	—	0.2
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	57,664	—	(1.2)	—	—	—	(1.2)
Acquisition of common stock	—	—	—	—	—	(10.4)	(10.4)
Dividends declared	—	—	—	(7.1)	—	—	(7.1)
Net income for the period	—	—	—	26.4	—	—	26.4
Change in net unrealized gains on AFS investments, net of taxes of $(2.3)	—	—	—	—	8.8	—	8.8
Balance, June 30, 2021	57,689,672	$0.6	$407.4	$1,283.0	$87.8	$(575.2)	$1,203.6

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2022	57,690,254	$0.6	$410.7	$1,338.5	$60.6	$(597.3)	$1,213.1
Stock-based obligations	—	—	2.3	—	—	—	2.3
Stock options exercised	41,665	—	1.1	—	—	—	1.1
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	139,598	—	(2.3)	—	—	—	(2.3)
Acquisition of common stock	—	—	—	—	—	(21.3)	(21.3)
Dividends declared	—	—	—	(42.3)	—	—	(42.3)
Net loss for the period	—	—	—	(17.8)	—	—	(17.8)
Change in net unrealized losses on AFS investments, net of taxes of $41.2	—	—	—	—	(155.3)	—	(155.3)
Balance, June 30, 2022	57,871,517	$0.6	$411.8	$1,278.4	$(94.7)	$(618.6)	$977.5

Balance, January 1, 2021	57,413,806	$0.6	$404.3	$1,247.9	$115.1	$(555.1)	$1,212.8
Stock-based obligations	—	—	5.7	—	—	—	5.7
Stock options exercised	48,051	—	1.1	—	—	—	1.1
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	227,815	—	(3.7)	—	—	—	(3.7)
Acquisition of common stock	—	—	—		—	(20.1)	(20.1)
Dividends declared	—	—	—	(14.3)	—	—	(14.3)
Net income for the period	—	—	—	49.5	—	—	49.5
Change in net unrealized gains on AFS investments, net of taxes of $7.3	—	—	—	—	(27.3)	—	(27.3)
Balance, June 30, 2021	57,689,672	$0.6	$407.4	$1,283.0	$87.8	$(575.2)	$1,203.6

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Six Months Ended
	June 30,
	2022	2021
Operating activities	(unaudited)
Net (loss) income	$(17.8)	$49.5
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2.9	3.8
Stock-based compensation	2.3	5.7
Amortization of cloud computing arrangements	7.9	6.2
Amortization of premium on investments, net	1.7	4.1
Allowance for expected credit losses	(0.6)	1.0
Deferred income tax (benefit) expense	(16.5)	1.5
Net realized and unrealized losses (gains) on investments	67.4	(26.9)
Change in operating assets and liabilities:
Premiums receivable	(37.1)	(20.0)
Reinsurance recoverable on paid and unpaid losses	14.7	14.2
Cloud computing arrangements	(0.5)	(5.0)
Operating lease right-of-use-assets	1.3	1.6
Current federal income taxes	1.5	(7.8)
Unpaid losses and loss adjustment expenses	(8.4)	(61.8)
Unearned premiums	34.1	16.6
Accounts payable, accrued expenses and other liabilities	1.1	2.6
Deferred reinsurance gain—LPT Agreement	(4.2)	(4.1)
Operating lease liabilities	(1.6)	(1.5)
Non-cancellable obligations	(6.2)	(0.3)
Other	(4.1)	(4.1)
Net cash provided by (used in) operating activities	37.9	(24.7)
Investing activities
Purchases of fixed maturity securities	(349.9)	(338.3)
Purchases of equity securities	(90.6)	(109.7)
Purchases of short-term investments	(9.6)	(2.0)
Purchases of other invested assets	(7.4)	(9.0)
Proceeds from sale of fixed maturity securities	200.1	158.2
Proceeds from sale of equity securities	103.0	84.9
Proceeds from maturities and redemptions of fixed maturity securities	95.5	205.3
Proceeds from maturities of short-term investments	16.8	28.3
Net change in unsettled investment purchases and sales	(0.7)	13.8
Capital expenditures and other	(1.5)	(1.4)
Net cash (used in) provided by investing activities	(44.3)	30.1
Financing activities
Acquisition of common stock	(21.3)	(20.5)
Cash transactions related to stock-based compensation	(1.2)	(2.7)
Dividends paid to stockholders	(42.1)	(14.9)
Proceeds from FHLB advances	126.0	—
Repayments on FHLB advances	—	(20.0)
Proceeds from line of credit advances	10.0	27.0
Repayments on line of credit advances	(10.0)	(27.0)
Payments on finance leases	—	(0.1)
Net cash provided by (used in) financing activities	61.4	(58.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	55.0	(52.8)
Cash, cash equivalents and restricted cash at the beginning of the period	75.3	160.6
Cash, cash equivalents and restricted cash at the end of the period	$130.3	$107.8

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	June 30, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$129.1	$75.1
Restricted cash and cash equivalents supporting reinsurance obligations	1.2	0.2
Total cash, cash equivalents and restricted cash	$130.3	$75.3

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
The Company operates through two reportable segments: Employers and Cerity. Each of the segments represents a separate and distinct distribution channel through which the Company conducts insurance business. This presentation allows the reader, as well as the Company's chief operating decision makers, to objectively analyze the business originated through each of these channels. Detailed financial information about the Company's operating segments is presented in Note 14.
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

Recently Adopted Accounting Standards
None.
3. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,459.3	$2,459.3	$2,692.0	$2,692.0
Cash and cash equivalents	129.1	129.1	75.1	75.1
Restricted cash and cash equivalents	1.2	1.2	0.2	0.2
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments to the valuation methodology utilized by third party pricing services as of June 30, 2022 and December 31, 2021.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
As of June 30, 2022, the Company held $17.1 million of fixed maturity securities at fair value that were designated Level 3. These private placement securities, which were acquired during the second quarter of 2022, were designated as Level 3 securities due to the limited amount of observable market information available.

The following table presents the Company’s investments at fair value and the corresponding fair value measurements.

	June 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$60.8	$—	$—	$65.7	$—
U.S. Agencies	—	2.2	—	—	2.4	—
States and municipalities	—	353.9	—	—	436.1	—
Corporate securities	—	928.2	17.1	—	1,080.3	—
Residential mortgage-backed securities	—	341.4	—	—	321.8	—
Commercial mortgage-backed securities	—	62.7	—	—	92.3	—
Asset-backed securities	—	64.4	—	—	68.5	—
Collateralized loan obligations	—	203.1	—	—	85.4	—
Foreign government securities	—	10.5	—	—	12.5	—
Other securities	—	146.0	—	—	177.7	—
Total fixed maturity securities	$—	$2,173.2	$17.1	$—	$2,342.7	$—
Equity securities at fair value:
Industrial and miscellaneous	$221.7	$—	$—	$283.1	$—	$—
Other	44.1	—	—	55.7	—	—
Total equity securities at fair value	$265.8	$—	$—	$338.8	$—	$—
Short-term investments	$1.0	$2.2	$—	$—	$10.5	$—
Total investments at fair value	$266.8	$2,175.4	$17.1	$338.8	$2,353.2	$—
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
Financial Instruments Carried at Net Asset Value
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company’s Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at net asset value (NAV) and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have fund terms of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. The Company will receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment, or portion thereof. The Company expects these distributions from time-to-time during the full course of the fund term. As of June 30, 2022, the Company had unfunded commitments to these private equity limited partnerships totaling $68.6 million.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.

The following table presents cash and investments carried at NAV on the Company’s Consolidated Balance Sheets.

	June 30, 2022	December 31, 2021
	(in millions)
Cash equivalents carried at NAV	$39.5	$29.5
Other invested assets carried at NAV	47.8	38.4
The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs for the six months ended June 30, 2022.

Level 3 Securities
(in millions)
Beginning balance, January 1, 2022	$—
Purchases	18.0
Unrealized losses included in comprehensive (loss) income	(0.9)
Ending balance, June 30, 2022	$17.1
4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s available-for-sale (AFS) investments were as follows:

	Amortized Cost	Allowance for Current Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At June 30, 2022
Fixed maturity securities
U.S. Treasuries	$63.1	$—	$0.2	$(2.5)	$60.8
U.S. Agencies	2.3	—	—	(0.1)	2.2
States and municipalities	354.8	(0.1)	3.4	(4.2)	353.9
Corporate securities	1,017.7	(5.9)	3.3	(69.8)	945.3
Residential mortgage-backed securities	369.4	—	0.5	(28.5)	341.4
Commercial mortgage-backed securities	66.2	—	—	(3.5)	62.7
Asset-backed securities	69.8	—	—	(5.4)	64.4
Collateralized loan obligations	209.8	—	—	(6.7)	203.1
Foreign government securities	13.0	—	—	(2.5)	10.5
Other securities(1)	154.0	(4.0)	0.3	(4.3)	146.0
Total fixed maturity securities	$2,320.1	$(10.0)	$7.7	$(127.5)	$2,190.3
Short-term investments	3.2	—	—	—	3.2
Total AFS investments	$2,323.3	$(10.0)	$7.7	$(127.5)	$2,193.5

At December 31, 2021
Fixed maturity securities
U.S. Treasuries	$64.3	$—	$1.6	$(0.2)	$65.7
U.S. Agencies	2.2	—	0.2	—	2.4
States and municipalities	413.8	—	22.4	(0.1)	436.1
Corporate securities	1,035.3	(0.2)	47.0	(1.8)	1,080.3
Residential mortgage-backed securities	319.0	—	7.0	(4.2)	321.8
Commercial mortgage-backed securities	87.9	—	4.5	(0.1)	92.3
Asset-backed securities	68.6	—	0.4	(0.5)	68.5
Collateralized loan obligations	85.5	—	—	(0.1)	85.4
Foreign government securities	12.7	—	—	(0.2)	12.5
Other securities(1)	177.0	—	1.2	(0.5)	177.7
Total fixed maturity securities	$2,266.3	$(0.2)	$84.3	$(7.7)	$2,342.7
Short-term investments	10.5	—	—	—	10.5
Total AFS investments	$2,276.8	$(0.2)	$84.3	$(7.7)	$2,353.2
(1)Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.
The cost and estimated fair value of the Company’s equity securities recorded at fair value at June 30, 2022 and December 31, 2021 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At June 30, 2022
Equity securities at fair value
Industrial and miscellaneous	$174.7	$221.7
Other	38.8	44.1
Total equity securities at fair value	$213.5	$265.8

At December 31, 2021
Equity securities at fair value
Industrial and miscellaneous	$170.5	$283.1
Other	42.1	55.7
Total equity securities at fair value	$212.6	$338.8
The Company had Other invested assets totaling $47.8 million and $38.4 million (initial cost of $41.5 million and $34.1 million) at June 30, 2022 and December 31, 2021, respectively, consisting of private equity limited partnerships, which are carried at NAV based on information provided by the general partner. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through Net realized and unrealized gains and losses on the Company’s Consolidated Statements of Comprehensive (Loss) Income.
The amortized cost and estimated fair value of the Company’s fixed maturity securities at June 30, 2022, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$78.6	$78.6
Due after one year through five years	767.0	752.4
Due after five years through ten years	654.1	604.2
Due after ten years	95.2	83.5
Mortgage and asset-backed securities	715.2	671.6
Total	$2,310.1	$2,190.3

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of June 30, 2022 and December 31, 2021.

	June 30, 2022			December 31, 2021
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in millions)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$57.8	$(2.5)	13	$12.8	$(0.2)	4
U.S. Agencies	2.2	(0.1)	1	—	—	—
States and municipalities	111.6	(4.2)	41	7.7	(0.1)	4
Corporate securities	820.8	(67.2)	390	113.0	(1.8)	87
Residential mortgage-backed securities	220.1	(14.6)	178	146.3	(3.9)	65
Commercial mortgage-backed securities	61.1	(3.3)	25	—	—	—
Asset-backed securities	54.5	(4.6)	28	50.1	(0.5)	14
Collateralized loan obligations	175.6	(5.6)	32	24.4	(0.1)	10
Foreign government securities	3.6	(1.1)	1	12.5	(0.2)	2
Other securities	110.8	(3.1)	278	66.3	(0.4)	176
Total fixed maturity securities	1,618.1	(106.3)	987	433.1	(7.2)	362
Total less than 12 months	$1,618.1	$(106.3)	987	$433.1	$(7.2)	362

12 months or greater:
Fixed maturity securities
Corporate securities	$14.2	$(2.6)	18	$—	$—	—
Residential mortgage-backed securities	76.6	(13.9)	32	4.9	(0.3)	3
Commercial mortgage-backed securities	1.6	(0.2)	1	2.4	(0.1)	2
Asset-backed securities	6.8	(0.8)	4	—	—	—
Collateralized loan obligations	20.5	(1.1)	6	—	—	—
Foreign government securities	6.9	(1.4)	2	—	—	—
Other securities	29.1	(1.2)	88	8.0	(0.1)	29
Total fixed maturity securities	155.7	(21.2)	151	15.3	(0.5)	34
Total 12 months or greater	$155.7	$(21.2)	151	$15.3	$(0.5)	34
As of June 30, 2022 and December 31, 2021, the Company had an allowance for current expected credit losses (CECL) on AFS debt securities of $10.0 million and $0.2 million, respectively (See Note 5). Those fixed maturity securities whose total fair value was less than amortized cost at June 30, 2022 and December 31, 2021, were those in which the Company had no intent, need or requirement to sell at an amount less than their amortized cost.
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

Net realized gains and losses on investments and the change in unrealized gains and losses on the Company’s investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net (Increase) Decrease in CECL Allowance	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI, before tax
	(in millions)
Three Months Ended June 30, 2022
Fixed maturity securities	0.5	$(0.8)	$(7.8)	$(84.9)	$(8.1)	$(84.9)
Equity securities	1.0	(6.9)	—	(38.0)	(43.9)	—
Other invested assets	—	—	—	1.9	1.9	—
Total investments	$1.5	$(7.7)	$(7.8)	$(121.0)	$(50.1)	$(84.9)

Six Months Ended June 30, 2022
Fixed maturity securities	$2.4	$(1.0)	$(9.8)	$(196.5)	$(8.4)	$(196.5)
Equity securities	21.7	(8.9)	—	(73.8)	(61.0)	—
Other invested assets	—	—	—	2.0	2.0	—
Total investments	$24.1	$(9.9)	$(9.8)	$(268.3)	$(67.4)	$(196.5)

Three Months Ended June 30, 2021
Fixed maturity securities	$2.2	$(0.3)	$0.1	$11.1	$2.0	$11.1
Equity securities	17.5	(1.6)	—	(1.8)	14.1	—
Other invested assets	—	—	—	(0.1)	(0.1)	—
Total investments	$19.7	$(1.9)	$0.1	$9.2	$16.0	$11.1

Six Months Ended June 30, 2021
Fixed maturity securities	$2.9	$(0.7)	$0.6	$(34.5)	$2.8	$(34.5)
Equity securities	18.4	(1.9)	—	7.0	23.5	—
Other invested assets	—	—	—	0.6	0.6	—
Short-term investments	—	—	—	(0.1)	—	(0.1)
Total investments	$21.3	$(2.6)	$0.6	$(27.0)	$26.9	$(34.6)
Proceeds from the sales of fixed maturity securities were $108.0 million and $200.1 million for the three and six months ended June 30, 2022, respectively, compared to $84.2 million and $158.2 million for the three and six months ended June 30, 2021, respectively.
Net investment income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Fixed maturity securities	$17.9	$17.9	$36.6	$35.8
Equity securities	2.9	1.5	4.5	2.7
Other invested assets	0.5	0.3	0.9	0.5
Short-term investments	—	—	—	0.2
Cash equivalents and restricted cash	0.1	—	0.1	—
Gross investment income	21.4	19.7	42.1	39.2
Investment expenses	(1.4)	(1.5)	(3.0)	(2.6)
Net investment income	$20.0	$18.2	$39.1	$36.6
The Company is required by various state laws and regulations to support, through securities on deposit or otherwise, its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of June 30, 2022 and December 31, 2021, securities having a fair value of $798.8 million and $861.4 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $70.0 million of securities on deposit as of June 30, 2022 and December 31, 2021 (See Note 10).
Certain reinsurance contracts require the Company’s funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at June 30, 2022 and December 31, 2021 was $2.8 million and $3.1 million, respectively.
5. Current Expected Credit Losses
Premiums Receivable
Premiums receivable balances are all due within one year or less. The Company currently determines the allowance for premiums receivable based on an internal aging schedule using collectability and historical payment patterns, as well as current and expected future market conditions to determine the appropriateness of the allowance. Historical payment patterns and future market conditions provide the basis for the estimation along with similar risk characteristics and the Company's business strategy, which have not changed significantly over time. The Company will continually assess the historical payment patterns and aging schedule to reflect the differences in our current conditions and future forecasted changes, including any impact from the COVID-19 pandemic and related economic instability, including recent inflationary pressures. Changes in the allowance for CECL are recorded through underwriting and general and administrative expenses.
The table below shows the changes in CECL on premiums receivable.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Beginning balance of CECL on premiums receivable	$10.0	$12.2	$10.3	$10.8
Current period provision for CECL	1.9	1.9	4.2	5.2
Write-offs charged against CECL	—	(0.1)	—	(0.2)
Recoveries collected	(2.2)	(2.4)	(4.8)	(4.2)
Ending balance of CECL on premiums receivable	$9.7	$11.6	$9.7	$11.6
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
The table below shows the changes in CECL on reinsurance recoverables.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Beginning balance of CECL on reinsurance recoverables	$0.6	$0.4	$0.6	$0.4
Current period provision for CECL	—	0.2	—	0.2
Ending balance of CECL on reinsurance recoverables	$0.6	$0.6	$0.6	$0.6
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
As of June 30, 2022, the Company established an aggregate allowance for CECL in the amount of $10.0 million. For the Company’s investments in fixed-income debt securities, the allowance for CECL was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the present value of cash flows expected to be collected to its amortized cost basis. The expected present value of cash flows are calculated using scenario based credit loss models derived from the discounted cash flows under the Comprehensive Capital Analysis Review (CCAR) framework, which is adopted by the Federal Reserve.
As of June 30, 2022, the Company did not intend to sell any of its AFS debt securities in which its amortized cost exceeded its fair value.
Accrued interest receivable on AFS debt securities totaled $15.9 million at June 30, 2022 and is excluded from the estimate of CECL based on historically timely payments.
The table below shows the changes in the allowance for CECL on available-for-sale securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Beginning balance of CECL on AFS securities	$2.2	$0.2	$0.2	$0.7
Current period provision for CECL	7.8	—	9.9	—
Reductions in allowance from disposals	—	—	—	(0.2)
Recoveries of amounts previously written off	—	(0.1)	(0.1)	(0.4)
Ending balance of CECL on AFS securities	$10.0	$0.1	$10.0	$0.1
6. Property and Equipment
Property and equipment consists of the following:

	As of June 30,	As of December 31,
	2022	2021
	(in millions)
Furniture and equipment	$3.4	$3.3
Leasehold improvements	5.0	5.0
Computers and software	46.5	46.8
Automobiles	0.8	0.8
Property and equipment, gross	55.7	55.9
Accumulated depreciation	(42.3)	(41.2)
Property and equipment, net	$13.4	$14.7
Depreciation expenses related to property and equipment for the three and six months ended June 30, 2022 were $1.4 million and $2.9 million, respectively, and $7.4 million for the year ended December 31, 2021. Internally developed software costs of $0.3 million and $0.8 million were capitalized during the three and six months ended June 30, 2022, respectively, and $2.3 million in internally developed software costs were capitalized during the year ended December 31, 2021.
Cloud Computing Arrangements
The Company’s capitalized costs associated with cloud computing arrangements totaled $36.5 million and $43.9 million, which were comprised of service contract fees and implementation costs associated with hosting arrangements as of June 30, 2022 and December 31, 2021, respectively. Total amortization for hosting arrangements were $3.9 million and $7.9 million for the three and six months ended June 30, 2022, respectively, and $14.2 million for the year ended December 31, 2021.

Leases
The Company determines if an arrangement is a lease at the inception of the transaction. Operating leases for offices are presented as a right-of-use asset (ROU asset) and lease liability on the Company’s Consolidated Balance Sheets. Financing leases for automobiles are included in property and equipment and other liabilities on the Company’s Consolidated Balance Sheets.
ROU assets represent the right to use an underlying asset for the lease term and the lease liability represents the obligation to make lease payments arising from the lease transaction. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses collateralized incremental borrowing rates to determine the present value of lease payments. The ROU assets also include lease payments less any lease incentives within a lease agreement. The Company’s lease terms may include options to extend or terminate a lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of June 30, 2022, the Company’s operating leases have remaining terms of 1 year to 6 years, with options to extend up to 10 years with no termination provision. The Company’s finance leases have an option to terminate after 1 year.
Components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Operating lease expense	$0.8	$0.9	$1.7	$2.1
Finance lease expense	—	—	—	0.1
Total lease expense	$0.8	$0.9	$1.7	$2.2
As of June 30, 2022, the weighted average remaining lease term for operating leases was 5.0 years and for finance leases was 3.3 years. The weighted average discount rate was 2.7% and 7.7% for operating and finance leases, respectively.
Maturities of lease liabilities were as follows:

	As of June 30, 2022
	Operating Leases	Finance Leases
	(in millions)
2022	$1.6	$0.1
2023	3.3	0.2
2024	3.2	0.2
2025	3.1	0.1
2026	2.8	—
Thereafter	1.8	—
Total lease payments	15.8	0.6
Less: imputed interest	(0.8)	—
Total	$15.0	$0.6
Supplemental balance sheet information related to leases was as follows:

	As of June 30,	As of December 31,
	2022	2021
	(in millions)
Operating leases:
Operating lease right-of-use asset	$12.9	$14.2
Operating lease liability	15.0	16.6
Finance leases:
Property and equipment, gross	0.8	0.8
Accumulated depreciation	(0.2)	(0.3)
Property and equipment, net	0.6	0.5
Other liabilities	$0.6	$0.5

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$0.8	$1.9
Financing cash flows used for finance leases	—	0.1
7. Income Taxes
Income tax (benefit) expense was $(5.8) million and $(6.0) million for the three and six months ended June 30, 2022, compared to $6.0 million and $10.5 million for the corresponding periods of 2021. The Company’s effective tax rate was 27.1% and 25.2% for the three and six months ended June 30, 2022, respectively, compared to 18.5% and 17.5% for the corresponding periods of 2021. The effective rates during each of the periods presented included income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, and deferred gain amortization.
8. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Unpaid losses and LAE at beginning of period	$1,981.9	$2,034.1	$1,981.2	$2,069.4
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	471.7	492.3	476.9	497.0
Net unpaid losses and LAE at beginning of period	1,510.2	1,541.8	1,504.3	1,572.4
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	105.4	87.3	201.7	172.9
Prior periods	(10.0)	(1.6)	(10.0)	(15.5)
Total net losses and LAE incurred during the period	95.4	85.7	191.7	157.4
Paid losses and LAE, net of reinsurance, related to:
Current period	18.5	15.9	23.1	20.6
Prior periods	76.7	87.5	162.5	185.1
Total net paid losses and LAE during the period	95.2	103.4	185.6	205.7
Ending unpaid losses and LAE, net of reinsurance	1,510.4	1,524.1	1,510.4	1,524.1
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	462.4	483.5	462.4	483.5
Unpaid losses and LAE at end of period	$1,972.8	$2,007.6	$1,972.8	$2,007.6
Total net losses and LAE included in the above table exclude amortization of the deferred reinsurance gain—LPT Agreement, which totaled $2.1 million and $2.0 million for the three months ended June 30, 2022 and 2021, respectively, and $4.2 million and $4.1 million for the six months ended June 30, 2022 and 2021, respectively, (See Note 9).
The change in incurred losses and LAE attributable to prior periods for the three and six months ended June 30, 2022, included $9.6 million of net favorable loss reserve development on the Company's voluntary risk business and $0.4 million of net favorable loss reserve development on the Company's assigned risk business. The net favorable loss reserve development recognized during the 2022 periods presented related primarily to accident years 2017 and prior.
The change in incurred losses and LAE attributable to prior periods for the three and six months ended June 30, 2021, included $1.6 million and $15.0 million of net favorable loss reserve development on the Company’s voluntary risk business, respectively, and $0.5 million of favorable development on the Company’s assigned risk business for the six months ended June 30, 2021. The net favorable loss reserve development recognized during each of the 2021 periods presented was related primarily to accident years 2017 and prior, partially offset by $8.0 million of unfavorable development relating to two catastrophic non-COVID claims that occurred in accident year 2020.

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
The Company amortized $2.1 million and $2.0 million of the Deferred Gain for the three months ended June 30, 2022 and 2021, respectively, and $4.2 million and $4.1 million for the six months ended June 30, 2022 and 2021, respectively. The remaining Deferred Gain was $110.2 million and $114.4 million as of June 30, 2022 and December 31, 2021, respectively. The estimated remaining liabilities subject to the LPT Agreement were $318.5 million and $328.7 million as of June 30, 2022 and December 31, 2021, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $849.0 million and $838.8 million from inception through June 30, 2022 and December 31, 2021, respectively.
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
The interest rates applicable to loans under the Credit Agreement are generally based on a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Eurodollar rate (which will convert to an alternative reference rate once LIBOR is discontinued), plus a specified margin, ranging from 1.25% to 2.25%. In addition, the Company will pay a fee on each lender’s commitment, ranging from 0.20% to 0.50%, irrespective of usage. The applicable margin and the amount of such commitment fee vary based upon the financial strength rating of the Company’s insurance subsidiaries as most recently announced by A.M. Best or the Company’s debt to total capitalization ratio if such financial strength rating is not available. Interest paid and fees incurred pursuant to the Credit Agreement during the three and six months ended June 30, 2022 totaled $0.1 million and $0.2 million, respectively.
The Credit Agreement contains covenants that require the Company and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth of no less than 70% of the Company’s stockholders’ equity as of September 30, 2020, plus 50% of the Company’s aggregate net income thereafter; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. At June 30, 2022, the Company was in compliance with all debt covenants.
The Company incurred $0.7 million in debt issuance costs in connection with the Credit Agreement, which are being amortized over the three-year life of the facility in Interest and Financing expenses. The annual commitment and administrative fee on the unused portion of the facility is 0.30%, for a maximum of $225,000, and an annual agency fee of $25,000. Advances can be repaid at any time without prepayment penalties or additional fees. The Company borrowed and subsequently repaid $10.0 million under the credit facility during the six months ended June 30, 2022. As of June 30, 2022, the Company had no outstanding borrowings on the credit facility.
Other financing arrangements are comprised of the following:
EICN, ECIC, EPIC, and EAC are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
As of June 30, 2022, the Company's insurance subsidiaries had received advances of $126.0 million under the FHLB Standard Credit Program as part of its leveraged investment strategy. The proceeds from these advances were used to purchase an equivalent amount of high-quality collateralized loan obligation securities. The annual interest rate on these advances is adjusted daily per the Secure Overnight Funding Rate (SOFR). As of June 30, 2022, the Company's weighted average annual interest rate on these advances was 0.90%. Interest paid during each of the three and six months ended June 30, 2022 was $0.2 million. These advances can be repaid at any time without penalty and are collateralized by eligible investment securities.

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
On May 11, 2020, the Company's insurance subsidiaries received a total of $35.0 million of advances under the FHLB Advance Program. These advances were secured by collateral previously pledged to the FHLB by the Company’s insurance subsidiaries in support of their existing collateralized advance facility, which has been reduced by the amount of these outstanding advances. The Company repaid $15.0 million of its advances on November 4, 2020, $5.0 million on March 31, 2021, and the remaining $15.0 million on May 4, 2021. As of June 30, 2022, the Company had no outstanding advances under the FHLB Advance Program.
FHLB membership also allows the Company’s insurance subsidiaries access to standby letters of credit (Letter of Credit Agreements). On January 26, 2021, EPIC chose to amend its existing Letter of Credit Agreement to decrease its credit amount to $10.0 million. On August 13, 2021, EAC and ECIC chose to amend their existing Letter of Credit Agreements to decrease their respective credit amounts to $25.0 million and $35.0 million. The amended Letter of Credit Agreements will expire on March 31, 2023, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of both June 30, 2022 and December 31, 2021, letters of credit totaling $70.0 million, were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements.
As of June 30, 2022 and December 31, 2021, investment securities having a fair value of $245.6 million and $385.6 million, respectively, were pledged to the FHLB by the Company’s insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.
11. Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income is comprised of unrealized gains and losses on investments classified as AFS, net of deferred taxes. The following table summarizes the components of accumulated other comprehensive (loss) income:

	June 30, 2022	December 31, 2021
	(in millions)
Net unrealized (losses) gains on investments, before taxes	$(119.8)	$76.7
Deferred tax benefit (expense) on net unrealized gains and losses	25.1	(16.1)
Total accumulated other comprehensive (loss) income	$(94.7)	$60.6
12. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2022
RSUs(1)	23,296	$38.16	$0.9
RSUs(1)	63,120	40.54	2.6
PSUs(2)	73,120	40.54	3.0

May 2022
RSUs(3)	18,559	$41.12	$0.8
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
(3)The RSUs awarded in May 2022 were awarded to non-employee directors of the Company and vest in full on May 26, 2023.

Employees who were awarded RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when and if, the underlying award vests and becomes payable. If the underlying award does not vest or is forfeited, dividend equivalents with respect to the underlying award fail to become payable and are forfeited.
Stock options exercised totaled 41,665 for the six months ended June 30, 2022, 48,051 for the six months ended June 30, 2021, and 48,051 for the year ended December 31, 2021.
As of June 30, 2022, the Company had 23,500 stock options, 244,483 RSUs, and 179,833 PSUs (based on target number awarded) outstanding.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions, except share data)
Net (loss) income	$(15.6)	$26.4	$(17.8)	$49.5
Weighted average number of shares outstanding—basic	27,650,277	28,478,788	27,585,447	28,497,654
Effect of dilutive securities:
PSUs	96,907	242,861	150,468	293,738
Stock options	7,569	26,819	15,223	30,675
RSUs	28,168	60,873	37,949	66,668
Dilutive potential shares	132,644	330,553	203,640	391,081
Weighted average number of shares outstanding—diluted	27,782,921	28,809,341	27,789,087	28,888,735
14. Segment Reporting
The Company has determined that it has two reportable segments: Employers and Cerity. Each of these segments represents a separate and distinct distribution channel through which the Company conducts insurance business. The nature and composition of each reportable segment and its Corporate and Other activities are as follows:
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

The following table summarizes the Company's written premium and components of net income (loss) before income taxes by reportable segment.

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Three Months Ended June 30, 2022
Gross premiums written	$178.5	$0.9	$—	$179.4
Net premiums written	177.2	0.9	—	178.1

Net premiums earned	164.6	0.6	—	165.2
Net investment income	18.7	0.8	0.5	20.0
Net realized and unrealized losses on investments	(42.8)	(0.9)	(6.4)	(50.1)
Other income	0.2	—	—	0.2
Total revenues	140.7	0.5	(5.9)	135.3

Losses and loss adjustment expenses	95.1	0.3	(2.1)	93.3
Commission expense	23.7	—	—	23.7
Underwriting and general and administrative expenses	33.3	3.3	2.8	39.4
Interest and financing expenses	0.2	—	0.1	0.3
Total expenses	152.3	3.6	0.8	156.7

Net loss before income taxes	$(11.6)	$(3.1)	$(6.7)	$(21.4)

Three Months Ended June 30, 2021
Gross premiums written	$146.8	$0.3	$—	$147.1
Net premiums written	145.7	0.3	—	146.0

Net premiums earned	136.8	0.2	—	137.0
Net investment income	17.4	0.7	0.1	18.2
Net realized and unrealized gains on investments	15.8	0.2	—	16.0
Other income	0.2	—	—	0.2
Total revenues	170.2	1.1	0.1	171.4

Losses and loss adjustment expenses	85.6	0.1	(2.0)	83.7
Commission expense	18.0	—	—	18.0
Underwriting and general and administrative expenses	31.5	2.6	2.9	37.0
Interest and financing expenses	—	—	0.2	0.2
Other expenses	0.1	—	—	0.1
Total expenses	135.2	2.7	1.1	139.0

Net income (loss) before income taxes	$35.0	$(1.6)	$(1.0)	$32.4

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Six Months Ended June 30, 2022
Gross premiums written	$349.7	$2.1	$—	$351.8
Net premiums written	346.4	2.1	—	348.5

Net premiums earned	314.2	1.2	—	315.4
Net investment income	36.3	1.6	1.2	39.1
Net realized and unrealized gains (losses) on investments	(58.4)	(1.3)	(7.7)	(67.4)
Other income	0.2	—	—	0.2
Total revenues	292.3	1.5	(6.5)	287.3

Losses and loss adjustment expenses	191.0	0.7	(4.2)	187.5
Commission expense	44.6	—	—	44.6
Underwriting and general and administrative expenses	66.1	6.5	6.0	78.6
Interest and financing expenses	0.2	—	0.2	0.4
Other expenses	—	—	—	—
Total expenses	301.9	7.2	2.0	311.1

Net loss before income taxes	$(9.6)	$(5.7)	$(8.5)	$(23.8)

Six Months Ended June 30, 2021
Gross premiums written	$294.8	$0.6	$—	$295.4
Net premiums written	292.3	0.6	—	292.9

Net premiums earned	270.7	0.2	—	270.9
Net investment income	35.1	1.4	0.1	36.6
Net realized and unrealized gains (losses) on investments	26.6	0.3	—	26.9
Other income	0.6	—	—	0.6
Total revenues	333.0	1.9	0.1	335.0

Losses and loss adjustment expenses	157.3	0.1	(4.1)	153.3
Commission expense	34.8	—	—	34.8
Underwriting and general and administrative expenses	68.8	6.4	8.4	83.6
Interest and financing expenses	—	—	0.3	0.3
Other expenses	3.0	—	—	3.0
Total expenses	263.9	6.5	4.6	275.0

Net income (loss) before income taxes	$69.1	$(4.6)	$(4.5)	$60.0
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

	June 30, 2022		December 31, 2021		June 30, 2021		December 31, 2020
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$266.5	42,337	$258.4	40,704	$251.9	39,656	$262.0	39,610
Florida	43.1	8,582	41.1	7,989	39.1	7,633	37.9	6,898
New York	26.3	7,555	24.5	7,307	25.2	7,033	26.7	6,657
Other (43 states and D.C.)	254.9	58,782	247.4	55,350	242.9	52,992	251.3	50,341
Total in-force	$590.8	117,256	$571.4	111,350	$559.1	107,314	$577.9	103,506
Estimated audit premium	21.3	—	21.9	—	22.4	—	(3.1)	—
Total in-force, including estimated audit premium	$612.1	117,256	$593.3	111,350	$581.5	107,314	$574.8	103,506
Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to "we," "us," "our," "the Company," or similar terms refer to EHI, together with its subsidiaries. In this Quarterly Report on Form 10-Q, the Company and its management discuss and make statements based on currently available information regarding their intentions, beliefs, current expectations, and projections of, among other things, the Company's future performance, economic or market conditions, including the evolving nature of the COVID-19 pandemic, current levels of inflation, labor market expectations, catastrophic events or geo-political conditions, legislative or regulatory actions or court decisions taken in response to the COVID-19 pandemic or otherwise, business growth, retention rates, loss costs, claim trends and the impact of key business initiatives, future technologies and planned investments. Certain of these statements may constitute "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often identified by words such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely," or "continue," or other comparable terminology and their negatives. The Company and its management caution investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in the Company’s future performance. Factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements include, among other things, those discussed or identified from time to time in the Company’s public filings with the SEC, including the risks detailed in the Company's Annual Reports on Form 10-K and in Part II, Item 1A of this report. Except as required by applicable securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to select, small businesses primarily in low to medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance throughout the United States, with a concentration in California, where 45% of our in-force premiums are generated. Our revenues are primarily comprised of net premiums earned, net investment income, and net realized and unrealized gains on investments.
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
Our strategy is to pursue profitable growth opportunities across market cycles and maximize total investment returns within the constraints of prudent portfolio management. We pursue profitable growth opportunities by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-term relationships with independent insurance agencies, and developing important alternative distribution channels. We believe that developing and implementing new technologies and capabilities will fundamentally transform and enhance the digital experience of our customers, including: (i) continued investments in new technology, data analytics, and process improvement capabilities focused on improving the agent experience and enhancing agent efficiency; and (ii) the further development of digital insurance solutions, including direct-to-customer workers’ compensation coverage. We also continue to execute a number of ongoing business initiatives, including: achieving internal and customer-facing business process excellence; diversifying our risk exposure across geographic markets and industry groups; and utilizing a multi-company pricing platform and territory-specific pricing.
The insurance industry is highly competitive, and there is significant competition in the national workers’ compensation industry that is based on price and quality of services. We compete with other specialty workers’ compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, self-insurance funds, and state insurance pools.
The effects of the COVID-19 pandemic have continued to cause disruptions in business activity due to supply chain interruptions, challenges with the labor market, inflationary pressures, and overall general economic instability. All states, including California, where we generated 45% of our in-force premiums as of June 30, 2022, have experienced adverse economic impacts from the lingering uncertainties of the COVID-19 pandemic. Certain classes of business that we insure, especially those related to the restaurant and hospitality industries, continue to be affected by these challenges.
Nonetheless, we closed another quarter with a record number of policies in-force, which demonstrates that small businesses have endured the pandemic. Our year-over-year new and renewal business premiums have increased, in addition to audit premium increases, which are driving our premium growth. As labor market shortages improve, we expect that rising payrolls will continue to bring further improvement to our top line. Our strong balance sheet and operational flexibility have allowed us to successfully navigate through the ongoing impacts of the COVID-19 pandemic, and we have continued to pursue and advance the significant investments that we have made in delivering a superior customer experience for our independent and digital agents.
We continually review and adjust to changes in our policyholders' payrolls, economic conditions, and seasonality, as experience develops or new information becomes known. Any such adjustments are included in our current operations and are made periodically through mid-term endorsements and/or premium audits. We increased our final audit premium accruals by an additional $5.5 million during the three months ended June 30, 2022, as our payroll exposure increased with the labor market strengthening.
We continue to experience overall declines in the on-leveled frequency and severity of compensable indemnity claims versus those generally experienced before the COVID-19 pandemic. However, despite the emergence of vaccinations and businesses operating at more normalized rates, the continued impact of the COVID-19 pandemic, including any increases in infection rates, new variants and renewed governmental actions to combat the COVID-19 pandemic, cannot be estimated at this time.
Recent increases in market interest rates have negatively impacted the fair value of our fixed maturity investments through the first six months of 2022. In addition, economic and market disruptions caused by the COVID-19 pandemic, inflationary pressures, and geo-political conditions have negatively impacted the fair value of our equity securities during that period. The negative impacts to our investment portfolio experienced thus far in 2022 have consisted primarily of unrealized investment losses.
While we have no international operations, the geo-political uncertainties with the ongoing Russia and Ukraine conflict have indirectly impacted the value of our investment portfolio. Contributing factors include supply chain disruptions, inflationary pressures and interest rate and general market volatility.

Results of Operations
Our results of operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Gross premiums written	$179.4	$147.1	$351.8	$295.4
Net premiums written	$178.1	$146.0	$348.5	$292.9

Net premiums earned	$165.2	$137.0	$315.4	$270.9
Net investment income	20.0	18.2	39.1	36.6
Net realized and unrealized (losses) gains on investments	(50.1)	16.0	(67.4)	26.9
Other income	0.2	0.2	0.2	0.6
Total revenues	135.3	171.4	287.3	335.0

Losses and LAE	93.3	83.7	187.5	153.3
Commission expense	23.7	18.0	44.6	34.8
Underwriting and general and administrative expenses	39.4	37.0	78.6	83.6
Interest and financing expenses	0.3	0.2	0.4	0.3
Other expenses	—	0.1	—	3.0
Total expenses	156.7	139.0	311.1	275.0
Income tax (benefit) expense	(5.8)	6.0	(6.0)	10.5
Net (loss) income	$(15.6)	$26.4	$(17.8)	$49.5
Overview
Our net loss was $15.6 million and $17.8 million for the three and six months ended June 30, 2022, respectively, compared to net income of $26.4 million and $49.5 million for the corresponding periods of 2021. The key factors that affected our financial performance during the three and six months ended June 30, 2022, compared to the same periods of 2021 included:
•Net premiums earned increased 20.6% and 16.4%, respectively;
•Losses and LAE increased 11.5% and 22.3%, respectively;
•Underwriting and general and administrative expenses increased 6.5% and decreased 6.0%, respectively;
•Underwriting income (loss) was $8.8 million and $4.7 million, compared to $(1.7) million and $(0.8) million respectively;
•Net investment income increased 9.9% and 6.8%, respectively; and
•Net realized and unrealized (losses) gains on investments were $(50.1) million and $(67.4) million compared to $16.0 million and $26.9 million, respectively.
Summary of Consolidated Financial Results
Gross Premiums Written
Gross premiums written were $179.4 million and $351.8 million for the three and six months ended June 30, 2022, respectively, compared to $147.1 million and $295.4 million for the corresponding periods of 2021. The year-over-year changes were primarily related to our Employers segment. See "—Summary of Financial Results by Segment —Employers".
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
Net investment income increased 9.9% and 6.8% for the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021. The increases were primarily due to higher bond yields.
Realized and unrealized gains and losses on our investments are reported separately from our net investment income. Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are also recognized for changes in our CECL allowance or when securities are written down as a result of an other-than-temporary impairment. Changes in fair value of equity securities and other invested assets are also included in Net realized and unrealized (losses) gains on investments on our Consolidated Statements of Comprehensive (Loss) Income.
Net realized and unrealized (losses) gains on investments were $(50.1) million and $(67.4) million for three and six months ended June 30, 2022, compared to $16.0 million and $26.9 million for the corresponding periods of 2021. The net realized and unrealized gains on investments for the three months ended June 30, 2022 and 2021 included $(42.0) million and $14.0 million of net realized and unrealized (losses) gains on equity securities and other investments, respectively, and $(8.1) million and $2.0 million of net realized (losses) gains on fixed maturity securities, respectively. The net realized and unrealized gains on investments for the six months ended June 30, 2022 and 2021 included $(59.0) million and $24.1 million of net realized and unrealized (losses) gains on equity securities and other investments, respectively, and $(8.4) million and $2.8 million of net realized (losses) gains on fixed maturity securities, respectively.
The net unrealized investment losses we experienced on our equity and fixed maturity securities during the three and six months ended June 30, 2022 were primarily the result of significant volatility in financial markets resulting from increasing inflationary concerns, rising market interest rates and recent world events. The net investment losses on our fixed maturity securities for the three and six months ended June 30, 2022 included $7.8 million and $9.8 million increase in our allowance for CECL.
The net unrealized investment gains on our equity securities during the three and six months ended June 30, 2021 were largely consistent with the performance of U.S. equity markets. The net investment gains on our fixed maturity securities for the three and six months ended June 30, 2021 increased by $0.1 million and $0.6 million, respectively, related to the change in CECL.
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
Our current accident year loss estimate considered overall declines in the frequency of compensable indemnity claims versus those generally experienced before the COVID-19 pandemic while recognizing the impacts of the COVID-19 pandemic, including the potential for further expansions or permanent extensions of presumed compensability for COVID-19 in certain jurisdictions. Total claims costs have also been reduced by cost savings associated with increased claims settlement activity that has continued into the first half of 2022. We believe that our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. See "—Summary of Financial Results by Segment —Employers".
Commission Expenses
Commission expenses include direct commissions to our agents and brokers, including our partnerships and alliances, for the premiums that they produce for us, as well as agency incentive payments, other marketing costs, and fees. See "—Summary of Financial Results by Segment —Employers".
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
Interest and Financing Expenses
Interest and financing expenses include fees and interest associated with the Credit Agreement and the FHLB Advances, FHLB Letter of Credit Agreement fees, finance lease interest, and other financing fees.
Other Expenses
During the three and six months ended June 30, 2021, we recorded charges of $0.1 million and $3.0 million, respectively, of employee severance costs resulting from a 2021 reduction-in-force. This action was taken to better align our expenses with our revenues.
Income Tax (Benefit) Expense
Income tax (benefit) expense was $(5.8) million and $(6.0) million for the three and six months ended June 30, 2022, compared to $6.0 million and $10.5 million for the corresponding periods of 2021. The effective tax rates were 27.1% and 25.2% for the three and six months ended June 30, 2022, compared to 18.5% and 17.5%for the corresponding periods of 2021. The effective rates during each of the periods presented included income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, and deferred gain amortization.
Summary of Financial Results by Segment
EMPLOYERS
The components of Employers' net income before income taxes are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(dollars in millions)
Gross premiums written	$178.5	$146.8	$349.7	$294.8
Net premiums written	$177.2	$145.7	$346.4	$292.3

Net premiums earned	$164.6	$136.8	$314.2	$270.7
Net investment income	18.7	17.4	36.3	35.1
Net realized and unrealized (losses) gains on investments	(42.8)	15.8	(58.4)	26.6
Other income	0.2	0.2	0.2	0.6
Total revenues	140.7	170.2	292.3	333.0

Losses and LAE	95.1	85.6	191.0	157.3
Commission expense	23.7	18.0	44.6	34.8
Underwriting expenses	33.3	31.5	66.1	68.8
Interest and financing expenses	0.2	—	0.2	—
Other expenses	—	0.1	—	3.0
Total expenses	152.3	135.2	301.9	263.9

Net (loss) income before income taxes	$(11.6)	$35.0	$(9.6)	$69.1

Underwriting income	$12.5	$1.7	$12.5	$9.8

Combined ratio	92.4%	98.8%	96.0%	96.4%
Underwriting Results
Gross Premiums Written
Gross premiums written were $178.5 million and $349.7 million for the three and six months ended June 30, 2022, compared to $146.8 million and $294.8 million for the corresponding periods of 2021. The increases in both quarter-over-quarter and year-over-year were primarily driven by increases in new and renewal business premiums and final audit premiums. We have experienced year-over-year increases in new business submissions, quotes and binds in the majority of the states in which we operate. We also increased our final audit premium accruals by an additional $5.5 million during the three months ended June 30, 2022, as our payroll exposure increased with the labor market strengthening. In addition, our retention rate has remained strong throughout the first half of 2022.
Net premiums written were $177.2 million and $346.4 million for the three and six months ended June 30, 2022, compared to $145.7 million and $292.3 million for the corresponding periods of 2021. Reinsurance premiums ceded were $1.3 million and $3.3 million for the three and six months ended June 30, 2022, compared to $1.1 million and $2.5 million for the corresponding periods of 2021.
Net Premiums Earned
Net premiums earned were $164.6 million and $314.2 million for the three and six months ended June 30, 2022, compared to $136.8 million and $270.7 million for the corresponding periods of 2021.
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

	June 30, 2022		December 31, 2021		June 30, 2021		December 31, 2020
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$265.8	42,047	$258.4	40,704	$251.7	39,553	$262.0	39,610
Florida	42.8	8,436	41.1	7,989	39.1	7,572	37.9	6,898
New York	26.0	7,367	24.5	7,307	25.1	6,959	26.7	6,657
Other (43 states and D.C.)	253.5	57,746	245.9	54,164	242.4	52,454	251.1	50,124
Total in-force	$588.1	115,596	$569.9	110,164	$558.3	106,538	$577.7	103,289
Estimated audit premium	21.3	—	21.9	—	22.4	—	(3.1)	—
Total in-force, including estimated audit premium	$609.4	115,596	$591.8	110,164	$580.7	106,538	$574.6	103,289
We continue to actively seek new partnerships and alliances to foster organic growth within our target classes of business. Alternative distribution channels generated $172.8 million and $152.6 million, or 29.4% and 27.3%, of our in-force premiums as of June 30, 2022 and 2021, respectively. We believe that the bundling of payroll-related products and services through these distribution channels contributes to higher retention rates than business generated by our independent agents. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel. We continue to actively seek new partnerships and alliances.
Losses and LAE, Commission Expenses, and Underwriting Expenses
The following table presents calendar year combined ratios for our Employers segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Loss and LAE ratio	57.8%	62.6%	60.8%	58.1%
Commission expense ratio	14.4	13.2	14.2	12.9
Underwriting expense ratio	20.2	23.0	21.0	25.4
Combined Ratio	92.4%	98.8%	96.0%	96.4%
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
The table below reflects prior accident year loss and LAE reserve adjustments and the impact to loss ratio.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(dollars in millions)
Losses and LAE	$95.1	$85.6	$191.0	$157.3
Prior accident year favorable development, net	10.0	1.6	10.0	15.5
Current accident year losses and LAE	$105.1	$87.2	$201.0	$172.8

Current accident year loss and LAE ratio	63.9%	63.7%	64.0%	63.8%
The increase in our total losses and LAE during the three months ended June 30, 2022, as compared to the same period of 2021, was primarily due to higher earned premium and a higher current accident year estimate, partially offset by an increase in net favorable prior year loss reserve development. Favorable prior loss reserve development totaled $10.0 million and $1.6 million during the three months ended June 30, 2022 and 2021, respectively, which included $9.6 million and $1.6 million of net favorable development on our voluntary business, respectively, and $0.4 million and zero of net favorable development on our assigned risk business, respectively.
The increase in our total losses and LAE during the six months ended June 30, 2022, as compared to the same period of 2021, was primarily due to higher earned premium, a higher current accident year estimate and less net favorable development recognized during the current year. Favorable prior loss reserve development totaled $10.0 million and $15.5 million during the six months ended June 30, 2022 and 2021, respectively, which included $9.6 million and $15.0 million of net favorable development on our voluntary business, respectively, and $0.4 million and $0.5 million of net favorable development on our assigned risk business, respectively.
Favorable prior year loss development on our voluntary business during the three and six months ended June 30, 2022 was primarily related to observed favorable paid loss cost trends related primarily to accident years 2017 and prior. Favorable prior year loss development on our voluntary business during the three and six months ended June 30, 2021 was the result of observed favorable paid loss cost trends related primarily to accident years 2017 and prior, partially offset by $8.0 million of unfavorable development relating to two catastrophic non-COVID claims that occurred in accident year 2020.
Our current accident year loss and LAE ratio was 63.9% and 64.0% for the three and six months ended June 30, 2022, respectively, compared to 63.7% and 63.8% for the corresponding periods of 2021. The increase in our current accident year ratio during the three and six months ended June 30, 2022 was primarily due to a slight increase in our rate on voluntary business. Our current accident year loss and LAE ratio continues to reflect the impact of our key business initiatives: an emphasis on the accelerated settlement of open claims; diversifying our risk exposure across geographic markets; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets.
Commission Expense Ratio. The commission expense ratio was 14.4% and 14.2% for the three and six months ended June 30, 2022, respectively, compared to 13.2% and 12.9% for the corresponding periods of 2021. Our commission expenses were $23.7 million and $44.6 million for the three and six months ended June 30, 2022, respectively, compared to $18.0 million and $34.8 million for the corresponding periods of 2021. Our commission expense ratios increased 1.2 and 1.3 percentage points, or 9.1% and 10.1% for the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021. The increase for the three months ended June 30, 2022 related primarily to an increase in agency incentive commissions. The increase for the six months ended June 30, 2022 was primarily related to an increase in agency incentive commissions and reversal of commissions relating to non-compliant and uncollectible premium recorded in the first quarter of 2021 which lowered the ratio for the six months ended June 30, 2021.
Underwriting Expenses Ratio. The underwriting expense ratio was 20.2% and 21.0% for the three and six months ended June 30, 2022, respectively, compared to 23.0% and 25.4% for the corresponding period of 2021. The improvements in our underwriting expense ratio from period-to-period is largely the result of higher earned premiums coupled with active expense management.
Our underwriting expenses were $33.3 million and $66.1 million for the three and six months ended June 30, 2022, respectively, compared to $31.5 million and $68.8 million for the corresponding periods of 2021.
During the three months ended June 30, 2022, our premium tax and assessment expenses increased $1.8 million and our bad debt expenses increased $1.1 million, each compared to the same period of 2021. During the six months ended June 30, 2022, our compensation-related expenses decreased $2.4 million and our policyholder dividend expenses decreased $1.3 million, each compared to the same period of 2021. These decreases in our fixed underwriting expenses resulted from continued targeted expense reductions and employee reductions and departures that occurred in 2021.
Underwriting Income
Underwriting income for our Employers segment was $12.5 million for each of the three and six months ended June 30, 2022, compared to $1.7 million and $9.8 million for the corresponding periods of 2021. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, Other Income, Interest and Financing Expenses and Other Expenses see "—Results of Operations —Summary of Consolidated Financial Results".
CERITY
The components of Cerity's net loss before income taxes are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Gross premiums written	$0.9	$0.3	$2.1	$0.6
Net premiums written	$0.9	$0.3	$2.1	$0.6

Net premiums earned	$0.6	$0.2	$1.2	$0.2
Net investment income	0.8	0.7	1.6	1.4
Net realized and unrealized (losses) gains on investments	(0.9)	0.2	(1.3)	0.3
Total revenues	0.5	1.1	1.5	1.9

Losses and LAE	0.3	0.1	0.7	0.1
Underwriting expenses	3.3	2.6	6.5	6.4
Total expenses	3.6	2.7	7.2	6.5

Net loss before income taxes	$(3.1)	$(1.6)	$(5.7)	$(4.6)

Underwriting loss	$(3.0)	$(2.5)	$(6.0)	$(6.3)

Combined ratio	n/m	n/m	n/m	n/m
n/m - not meaningful
Underwriting Results
Gross Premiums Written and Net Premiums Written
Gross premiums written and net premiums written were $0.9 million and $2.1 million for the three and six months ended June 30, 2022, compared to $0.3 million and $0.6 million for the corresponding periods of 2021.
Net Premiums Earned
Net premiums earned were $0.6 million and $1.2 million for the three and six months ended June 30, 2022, compared to $0.2 million for each of the corresponding periods of 2021.

Underwriting Expenses
Underwriting expenses for our Cerity segment were $3.3 million and $6.5 million for the three and six months ended June 30, 2022, compared to $2.6 million and $6.4 million for the corresponding periods of 2021. During the three months ended June 30, 2022, our compensation-related expenses increased $0.6 million, compared to the corresponding period of 2021, due to employee departures that occurred in the second quarter of 2021. During the six months ended June 30, 2022, our compensation-related expenses increased $0.2 million, compared to the corresponding period of 2021.
Underwriting Loss
Underwriting losses for our Cerity segment were $3.0 million and $6.0 million for the three and six months ended June 30, 2022, compared to $2.5 million and $6.3 million for the corresponding periods of 2021. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Income
For a further discussion of non-underwriting related income, including Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, see "–Results of Operations –Summary of Consolidated Financial Results Consolidated."
CORPORATE AND OTHER
The components of Corporate and Other's net loss before income taxes are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Net investment income	0.5	0.1	1.2	0.1
Net realized and unrealized losses on investments	(6.4)	—	(7.7)	—
Total (losses) revenues	(5.9)	0.1	(6.5)	0.1

Losses and LAE - LPT	(2.1)	(2.0)	(4.2)	(4.1)
General and administrative expenses	2.8	2.9	6.0	8.4
Interest and financing expenses	0.1	0.2	0.2	0.3
Total expenses	0.8	1.1	2.0	4.6

Net loss before income taxes	$(6.7)	$(1.0)	$(8.5)	$(4.5)
Losses and LAE - LPT
The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive (Loss) Income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Amortization of the Deferred Gain related to losses	$1.7	$1.6	$3.4	$3.3
Amortization of the Deferred Gain related to contingent commission	0.4	0.4	0.8	0.8
Total impact of the LPT	$2.1	$2.0	$4.2	$4.1
General and Administrative Expenses
General and administrative expenses primarily consist of compensation related expenses, professional fees, and other corporate expenses at the holding company. General and administrative expenses were $2.8 million and $6.0 million for the three and six months ended June 30, 2022, respectively, compared to $2.9 million and $8.4 million for the corresponding periods of 2021.
During the three and six months ended June 30, 2022, compensation-related expenses decreased $0.2 million and $2.5 million, compared to the same periods of 2021. The decreases are related primarily to the acceleration of share-based awards in connection with the retirement of our prior Chief Executive Officer, which served to increase our compensation-related expenses during the six months ended June 30, 2021.

Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, and Interest and Financing Expenses see "—Results of Operations —Summary of Consolidated Financial Results".
Liquidity and Capital Resources
The COVID-19 pandemic disruption to the U.S. economy, our current operations and our investment portfolio have, at times, been significant. Nonetheless we believe that the liquidity available to our holding company and its operating subsidiaries remains adequate and we do not currently foresee a need to: (i) suspend ordinary dividends or forego repurchases of our common stock; (ii) seek a capital infusion; or (iii) seek any material non-investment asset sales.
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
Total cash and investments at the holding company were $94.5 million at June 30, 2022, consisting of $28.5 million of cash and cash equivalents, $8.7 million of fixed maturity securities, and $57.3 million of equity securities.
On December 15, 2020, EHI entered into a Credit Agreement (the Credit Agreement) with a syndicate of financial institutions. The Credit Agreement provides EHI with a $75.0 million three-year revolving credit facility. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes. Pursuant to the Credit Agreement, EHI has the option to request an increase of the credit available under the facility, up to a maximum facility amount of $125.0 million, subject to the consent of lenders and the satisfaction of certain conditions. EHI had no outstanding advances under the Credit Agreement at June 30, 2022.
The interest rates applicable to loans under the Credit Agreement are generally based on a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Eurodollar rate (which will convert to an alternative reference rate once LIBOR is discontinued) plus a specified margin, ranging from 1.25% to 2.25%. Total interest paid and fees incurred pursuant to the Credit Agreement during the three and six months ended June 30, 2022 was $0.1 million and $0.2 million, respectively.
The Credit Agreement contains covenants that require us to maintain: (i) a minimum consolidated net worth of no less than 70% of our stockholders’ equity as of September 30, 2020, plus 50% of our aggregate net income thereafter; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. At June 30, 2022, we were in compliance with all debt covenants.
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
Total cash and investments held by our operating subsidiaries was $2,548.2 million at June 30, 2022, consisting of $101.8 million of cash and cash equivalents, $2,181.6 million of fixed maturity securities, $213.8 million of equity securities, $47.8 million of other invested assets, and $3.2 million of short-term investments. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of June 30, 2022 consisted of $100.6 million of cash and cash equivalents, $208.6 million of publicly traded equity securities whose proceeds are available within three business days, $725.0 million of highly liquid fixed maturity securities whose proceeds are available within three business days, and $3.2 million of short-term investments whose proceeds are available within three business days. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
EICN, ECIC, EPIC, and EAC are members of the FHLB. Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
As of June 30, 2022, our insurance subsidiaries had received advances of $126.0 million under the FHLB Standard Credit Program. The proceeds from these advances were used to purchase an equivalent amount of high-quality collateralized loan obligation securities. The annual interest rate on these advances is adjusted daily per the Secure Overnight Funding Rate (SOFR). As of June 30, 2022, the Company's weighted average annual interest rate on these advances was 0.90%. Interest paid during each of the three and six months ended June 30, 2022 was $0.2 million. These advances can be repaid at any time without penalty and are collateralized by eligible investment securities
During the second quarter of 2020, the FHLB announced its Zero Interest Recovery Advance Program (the FHLB Advance Program). The FHLB Advance Program is a zero percent interest, six-month or one-year credit product that members can use to provide immediate relief to property owners, businesses, and other customers struggling with the financial impacts of the COVID-19 pandemic. Each member was allocated up to $10.0 million in advances under the FHLB Advance Program.
On May 11, 2020, our insurance subsidiaries received a total of $35.0 million of advances under the FHLB Advance Program. The advances were secured by collateral previously pledged to the FHLB by our insurance subsidiaries in support of our existing collateralized advance facility, which has been reduced by the amount of these outstanding advances. Our insurance subsidiaries repaid $15.0 million of such advances on November 4, 2020, $5.0 million on March 31, 2021, and $15.0 million on May 4, 2021. As of June 30, 2022, we have no outstanding advances under the FHLB Advance Program.
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
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events, including pandemics. On July 1, 2022, we entered into a new reinsurance program that is effective through June 30, 2023. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized.
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $798.8 million and $861.4 million were on deposit at June 30, 2022 and December 31, 2021, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $70.0 million securities on deposit at both June 30, 2022 and December 31, 2021.
Certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $2.8 million and $3.1 million at June 30, 2022 and December 31, 2021, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the six months ended:

	June 30,
	2022	2021
	(in millions)
Cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$37.9	$(24.7)
Investing activities	(44.3)	30.1
Financing activities	61.4	(58.2)
Increase (decrease) in cash, cash equivalents, and restricted cash	$55.0	$(52.8)

For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2022 included net premiums received of $312.4 million and investment income received of $39.4 million. These operating cash inflows were partially offset by net claims payments of $185.5 million, underwriting and general and administrative expenses paid of $79.5 million, commissions paid of $39.8 million, and federal income taxes paid of $8.6 million.
Net cash used in operating activities for the six months ended June 30, 2021 included net premiums received of $267.7 million and investment income received of $40.5 million. These operating cash inflows were more than offset by net claims payments of $205.0 million, underwriting and general and administrative expenses paid of $77.2 million, commissions paid of $34.5 million, and federal income taxes paid of $16.5 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 were primarily related to the investment of premiums received and reinvestment of funds from investment sales, maturities, redemptions, and interest income. These investing cash outflows were partially offset by investment sales, maturities and redemptions whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases.
Net cash provided by investing activities for the six months ended June 30, 2021 were primarily related to sales, maturities, and redemptions of investments whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases, partially offset by the investment of premiums received and reinvestment of funds from investment sales, maturities, redemptions, and interest income.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 was primarily related to FHLB advances received partially offset by common stock repurchases and stockholder dividend payments. During the six months ended June 30, 2022, we also borrowed and subsequently repaid $10.0 million under the Credit Agreement.
Net cash used in financing activities for the six months ended June 30, 2021 was primarily related to common stock repurchases, stockholder dividend payments, and repayments of FHLB advances. During the six months ended June 30, 2021, we also borrowed and subsequently repaid $27.0 million under the Credit Agreement.
Dividends
We paid $42.1 million and $14.9 million in dividends to our stockholders for the six months ended June 30, 2022 and 2021, respectively. The dividends paid during 2022 included a special dividend of $1.00 per share, which totaled $27.5 million, that was paid to eligible shareholders on June 15, 2022. The declaration and payment of future dividends to common stockholders, including any special dividends that may be declared in the future, will be at the discretion of our Board of Directors and will depend upon many factors including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors our Board of Directors deems relevant. On July 27, 2022, the Board of Directors declared a quarterly dividend per share of $0.26, which is payable August 24, 2022 to stockholders of record on August 10, 2022.
Share Repurchases
We repurchased 365,359 shares of our common stock for $14.6 million during the three months ended June 30, 2022. Future repurchases of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, general business and social economic conditions, legal, tax, regulatory, and/or contractual restrictions, and any other factors our Board of Directors deems relevant.
Capital Resources
As of June 30, 2022, the capital resources available to us consisted of $977.5 million of stockholders’ equity and the $110.2 million Deferred Gain.

Contractual Obligations and Commitments
Other than operating expenses, current and long-term cash requirements include the following contractual obligations and commitments as of June 30, 2022:
Leases
We have entered into lease arrangements for certain equipment and facilities. As of June 30, 2022, we had lease payment obligations of $16.4 million, with $3.4 million payable within 12 months.
Other Purchase Obligations
We have other purchase obligations that primarily consist of non-cancellable obligations to acquire capital assets, commitments for information technology and related services, software acquisition and license commitments and other legally binding agreements to purchase services that are to be used in our operations. As of June 30, 2022, we had other purchase obligations of $15.5 million, with $8.7 million payable within 12 months.
Unfunded Investment Commitments
We have investments in private equity limited partnerships that require capital distributions to fund the investments and can be called at any time deemed necessary. As of June 30, 2022, we had unfunded investment commitments of $68.6 million.
FHLB Advances
We received advances of $126.0 million under the FHLB Standard Credit Program and these advances can be repaid at any time without prepayment penalties or additional fees.
Unpaid Losses and LAE Expenses
We have developed unpaid losses and LAE expense payment patterns that are computed based on historical information. Our calculation of loss and LAE expense payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, to the extent that current estimates of losses and LAE expense vary from actual ultimate claims amounts due to variations between expected and actual payment patterns. As of June 30, 2022, we had unpaid losses and LAE expense payment patterns of $1,972.8 million, with $316.4 million payable within 12 months.
The unpaid losses and LAE expense payment patterns are gross of reinsurance recoverables for unpaid losses. As of June 30, 2022, we had reinsurance recoverables on unpaid losses and LAE of $462.4 million, with recoveries of $31.4 million within 12 months.
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
As of June 30, 2022, our investment portfolio consisted of 87% fixed maturity securities. We strive to limit the interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.1 at June 30, 2022. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “A+,” using ratings assigned by Standard & Poor’s (S&P) or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity securities portfolio had a weighted average quality of “A+” as of June 30, 2022. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $265.8 million at June 30, 2022, which represented 11% of our investment portfolio at that time. We also have a $5.3 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our other invested assets made up 2% of our investment portfolio as of June 30, 2022 and include private equity limited partnerships. Our investments in private equity limited partnerships totaled $47.8 million at June 30, 2022 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. We expect to receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment or portion thereof, from time-to-time during the full course of the fund term. As of June 30, 2022, we had unfunded commitments to these private equity limited partnerships totaling $68.6 million.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average ending book yield, (each based on the book value of each category of invested assets) as of June 30, 2022.

Category	Estimated Fair Value	Percentage of Total	Book Yield
	(in millions, except percentages)
U.S. Treasuries	$60.8	2.5%	1.8%
U.S. Agencies	2.2	0.1	2.9
States and municipalities	353.9	14.4	3.0
Corporate securities	945.3	38.5	3.4
Residential mortgage-backed securities	341.4	13.9	2.8
Commercial mortgage-backed securities	62.7	2.5	3.2
Asset-backed securities	64.4	2.6	4.1
Collateralized loan obligations	203.1	8.3	2.6
Foreign government securities	10.5	0.4	3.0
Other securities	146	5.9	4.5
Equity securities	265.8	10.8	3.0
Short-term investments	3.2	0.1	0.5
Total investments at fair value	$2,459.3	100.0%
Weighted average yield			3.3%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of June 30, 2022 by credit rating category, using the lower of the ratings assigned by Moody’s Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	11.4%
“AA”	35.0
“A”	28.3
“BBB”	13.3
Below Investment Grade	12.0
Total	100.0%
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
In addition to recognizing realized gains and losses upon the disposition of an investment security, we also recognize realized gains or losses on AFS debt securities for changes in CECL. As of June 30, 2022, we have a $10.0 million allowance for CECL on AFS debt securities. During the six months ended June 30, 2022, we recognized a $9.8 million increase to our allowance for CECL on AFS debt securities. The remaining fixed maturity securities whose total fair value was less than amortized cost at June 30, 2022, were those in which we had no intent, need, or requirement to sell at an amount less than their amortized cost.
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
Credit Risk
Our fixed maturity securities, equity securities, other invested assets and cash equivalents are exposed to credit risk, which we attempt to mitigate through issuer and industry diversification. Our investment guidelines include limitations on the minimum rating of fixed maturity securities and concentrations of a single issuer.
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
The economic disruptions caused by the COVID-19 pandemic, along with inflationary pressures and geo-political conditions, have impacted the credit risk associated with certain of our investment holdings, reinsurance recoverables and premiums receivable. As of June 30, 2022, we have a $10.0 million allowance for CECL on our fixed maturity portfolio. See Note 5 to the consolidated financial statements.
Interest Rate Risk
Investments
The fair value of our fixed maturity portfolio is exposed to interest rate risk, which is the risk of a change in fair value resulting from changes in prevailing interest rates, which we strive to limit by managing duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 4.1 at June 30, 2022. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and the impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of June 30, 2022. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $2,193.5 million as of June 30, 2022, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(241.2)	(11.0)%
200 basis point rise	(161.7)	(7.4)
100 basis point rise	(81.4)	(3.7)
50 basis point decline	40.5	1.9
100 basis point decline	81.5	3.7
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and

Initial Direct Costs of Leases," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of June 30, 2022, the par value of our commercial and residential mortgage-backed securities holdings was $421.9 million, and the amortized cost was 103.0% of par value. Since a majority of our mortgage-backed securities were purchased at a premium or discount that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The commercial and residential mortgage-backed securities portion of the portfolio represented 16.4% of our total investments as of June 30, 2022. Agency-backed residential mortgage pass-throughs represented 91.0%, of the residential mortgage-backed securities portion of the portfolio as of June 30, 2022.
For reference, from December 31, 2021 to June 30, 2022, the 5-year U.S. Treasury yield increased by 175 basis points, and our resulting pre-tax unrealized losses on fixed maturity securities totaled $196.5 million.
Equity Price Risk
Equity price risk is the risk that we may incur losses in the fair value of the equity securities we hold in our investment portfolio. Adverse changes in the market prices of the equity securities we hold in our investment portfolio would result in decreases in the fair value of our total assets on our Consolidated Balance Sheets and in net realized and unrealized gains and losses on our Consolidated Statements of Comprehensive Income. Economic and market disruptions caused by the COVID-19 pandemic, geo-political conditions and inflationary pressures have resulted in volatility in the fair value of our equity securities. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors.
The table below shows the sensitivity of our equity securities at fair value to price changes as of June 30, 2022:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Total Equity Securities
Equity securities	$213.5	$265.8	$239.2	$(26.6)	$292.4	$26.6
Effects of Inflation
Economic conditions, including the effects of the COVID-19 pandemic, have created increased uncertainty about the path of the U.S. economy, consumer behavior, and workplace norms for the years ahead. Recent economic slowdowns, financial market volatility, supply chain disruptions, monetary and fiscal policy measures, heightened geopolitical tensions and fluctuations in interest rates have contributed to higher levels of inflation and may continue to lead to elevated levels of inflation in future periods.
Higher levels of inflation than we have anticipated could significantly impact our financial statements and results of operations. Our estimates for losses and LAE include assumptions about the timing of closure and future payment of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent that inflation causes these costs to increase above established reserves, we will be required to increase those reserves for losses and LAE, reducing our earnings in the period in which the deficiency is identified.
Inflation is incorporated in our reserving process through projections supported by historical loss emergence. Additionally, we consider an estimate of increased costs in determining the adequacy of our rates, particularly as it relates to medical and hospital trends where historical loss trends have exceeded general inflation rates.
Higher levels of wage inflation can specifically impact the payrolls of our insureds, which is the basis for the premiums we charge, as well as amount of future indemnity losses we may incur.
Higher levels of inflation could also impact our operating expenses and, in the case of wage inflation, could impact our payroll expenses.
Recent increases in interest rates, which aid to suppress inflation, have negatively impacted the market value of our fixed maturity investments while increasing the yields on our new investments.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the Company’s repurchases of its common stock during the second quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
April 1 - April 30	—	$—	—	$71.1
May 1 - May 31	229,658	39.65	229,658	62.0
June 1 - June 30	135,701	40.12	135,701	56.6
	365,359	$39.82	365,359
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

EMPLOYERS HOLDINGS, INC.

Date:	July 29, 2022	/s/ Michael S. Paquette
Michael S. Paquette
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)