Form 10-Q
period 2022-09-30
Employers Holdings, Inc.
filed 2022-10-28
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 25, 2022, there were 27,196,727 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	September 30, 2022	December 31, 2021
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,440.9 at September 30, 2022 and $2,266.3 at December 31, 2021, less CECL allowance of $4.7 at September 30, 2022 and $0.2 at December 31, 2021)	$2,235.1	$2,342.7
Equity securities at fair value (cost $146.5 at September 30, 2022 and $212.6 at December 31, 2021)	182.2	338.8
Equity securities at cost	6.3	5.6
Other invested assets (cost $52.9 at September 30, 2022 and $34.1 at December 31, 2021)	58.4	38.4
Short-term investments at fair value (amortized cost $10.5 at December 31, 2021)	—	10.5
Total investments	2,482.0	2,736.0
Cash and cash equivalents	148.1	75.1
Restricted cash and cash equivalents	0.2	0.2
Accrued investment income	19.7	14.5
Premiums receivable (less CECL allowance of $11.0 at September 30, 2022 and $10.3 at December 31, 2021)	301.0	244.7
Reinsurance recoverable for:
Paid losses	7.3	7.5
Unpaid losses (less CECL allowance of $0.6 at September 30, 2022 and $0.6 at December 31, 2021)	455.8	476.3
Deferred policy acquisition costs	49.7	43.7
Deferred income tax asset, net	71.2	—
Property and equipment, net	12.8	14.7
Operating lease right-of-use assets	12.2	14.2
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Contingent commission receivable—LPT Agreement	13.9	13.9
Cloud computing arrangements	46.9	43.9
Other assets	38.1	48.7
Total assets	$3,708.7	$3,783.2
Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$1,979.9	$1,981.2
Unearned premiums	345.8	304.7
Commissions and premium taxes payable	53.4	42.1
Accounts payable and accrued expenses	21.4	24.1
Deferred reinsurance gain—LPT Agreement	108.1	114.4
FHLB advances	182.5	—
Deferred income tax liability, net	—	7.7
Operating lease liability	14.3	16.6
Non-cancellable obligations	27.8	21.7
Other liabilities	56.5	57.6
Total liabilities	$2,789.7	$2,570.1
Commitments and contingencies

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	September 30, 2022	December 31, 2021
Stockholders’ equity:	(unaudited)
Common stock, $0.01 par value; 150,000,000 shares authorized; 57,871,517 and 57,690,254 shares issued and 27,196,333 and 27,741,400 shares outstanding at September 30, 2022 and December 31, 2021, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	412.9	410.7
Retained earnings	1,290.4	1,338.5
Accumulated other comprehensive (loss) income, net of tax	(158.9)	60.6
Treasury stock, at cost (30,675,184 shares at September 30, 2022 and 29,948,854 shares at December 31, 2021)	(626.0)	(597.3)
Total stockholders’ equity	919.0	1,213.1
Total liabilities and stockholders’ equity	$3,708.7	$3,783.2
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(in millions, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	(unaudited)		(unaudited)
Net premiums earned	$178.7	$147.1	$494.1	$418.0
Net investment income	23.7	18.4	62.8	54.9
Net realized and unrealized gains (losses) on investments	1.9	2.7	(65.5)	29.6
Other income	0.1	0.1	0.3	0.8
Total revenues	204.4	168.3	491.7	503.3
Expenses
Losses and loss adjustment expenses	112.3	91.2	299.7	244.5
Commission expense	25.3	19.9	69.9	54.7
Underwriting and general and administrative expenses	41.9	37.4	120.6	121.0
Interest and financing expenses	1.1	0.1	1.6	0.4
Other expenses	—	1.1	—	4.1
Total expenses	180.6	149.7	491.8	424.7
Net income (loss) before income taxes	23.8	18.6	(0.1)	78.6
Income tax expense (benefit)	4.7	3.6	(1.4)	14.1
Net income	$19.1	$15.0	$1.3	$64.5

Comprehensive (loss) income
Unrealized AFS investment losses arising during the period, net of tax benefit of $16.0 and $2.2 for the three months ended September 30, 2022 and 2021, respectively, and $59.0 and $8.9 for the nine months ended September 30, 2022 and 2021,respectively	$(60.3)	$(8.8)	$(222.2)	$(33.8)
Reclassification adjustment for realized AFS investment losses (gains) in net income, net of tax (benefit) expense of $1.1 and $0.2 for the three months ended September 30, 2022 and 2021, respectively and $(0.7) and $0.8 for the nine months ended September 30, 2022 and 2021, respectively	(3.9)	(0.6)	2.7	(2.9)
Other comprehensive loss, net of tax	(64.2)	(9.4)	(219.5)	(36.7)
Total comprehensive (loss) income	$(45.1)	$5.6	$(218.2)	$27.8

Net realized and unrealized gains (losses) on investments
Net realized and unrealized gains (losses) on investments before impairments	$1.9	$2.7	$(65.5)	$29.6
Net realized and unrealized gains (losses) on investments	$1.9	$2.7	$(65.5)	$29.6

Earnings per common share (Note 13):
Basic	$0.70	$0.53	$0.05	$2.27
Diluted	$0.70	$0.53	$0.05	$2.24
Cash dividends declared per common share and eligible equity plan awards	$0.26	$0.25	$1.77	$0.75
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, July 1, 2022	57,871,517	$0.6	$411.8	$1,278.4	$(94.7)	$(618.6)	$977.5
Stock-based obligations	—	—	1.1	—	—	—	1.1
Acquisition of common stock	—	—	—	—	—	(7.4)	(7.4)
Dividends declared	—	—	—	(7.1)	—	—	(7.1)
Net income for the period	—	—	—	19.1	—	—	19.1
Change in net unrealized losses on AFS investments, net of taxes of $17.1	—	—	—	—	(64.2)	—	(64.2)
Balance, September 30, 2022	57,871,517	$0.6	$412.9	$1,290.4	$(158.9)	$(626.0)	$919.0

Balance, July 1, 2021	57,689,672	$0.6	$407.4	$1,283.0	$87.8	$(575.2)	$1,203.6
Stock-based obligations	—	—	1.1	—	—	—	1.1
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	—	—	—	—	—	—	—
Acquisition of common stock	—	—	—	—	—	(13.2)	(13.2)
Dividends declared	—	—	—	(7.1)	—	—	(7.1)
Net income for the period	—	—	—	15.0	—	—	15.0
Change in net unrealized gains on AFS investments, net of taxes of $2.4	—	—	—	—	(9.4)	—	(9.4)
Balance, September 30, 2021	57,689,672	$0.6	$408.5	$1,290.8	$78.4	$(588.4)	$1,189.9

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2022	57,690,254	$0.6	$410.7	$1,338.5	$60.6	$(597.3)	$1,213.1
Stock-based obligations	—	—	3.4	—	—	—	3.4
Stock options exercised	41,665	—	1.1	—	—	—	1.1
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	139,598	—	(2.3)	—	—	—	(2.3)
Acquisition of common stock	—	—	—	—	—	(28.7)	(28.7)
Dividends declared	—	—	—	(49.4)	—	—	(49.4)
Net income for the period	—	—	—	1.3	—	—	1.3
Change in net unrealized losses on AFS investments, net of taxes of $58.3	—	—	—	—	(219.5)	—	(219.5)
Balance, September 30, 2022	57,871,517	$0.6	$412.9	$1,290.4	$(158.9)	$(626.0)	$919.0

Balance, January 1, 2021	57,413,806	$0.6	$404.3	$1,247.9	$115.1	$(555.1)	$1,212.8
Stock-based obligations	—	—	6.8	—	—	—	6.8
Stock options exercised	48,051	—	1.1	—	—	—	1.1
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	227,815	—	(3.7)	—	—	—	(3.7)
Acquisition of common stock	—	—	—	—	—	(33.3)	(33.3)
Dividends declared	—	—	—	(21.5)	—	—	(21.5)
Net income for the period	—	—	—	64.5	—	—	64.5
Change in net unrealized gains on AFS investments, net of taxes of $9.7	—	—	—	—	(36.7)	—	(36.7)
Balance, September 30, 2021	57,689,672	$0.6	$408.5	$1,290.8	$78.4	$(588.4)	$1,189.9
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Nine Months Ended
	September 30,
	2022	2021
Operating activities	(unaudited)
Net income	$1.3	$64.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4.1	5.7
Stock-based compensation	3.4	6.8
Amortization of cloud computing arrangements	12.1	11.0
Amortization of premium on investments, net	2.6	6.7
Allowance for expected credit losses	0.7	(0.6)
Deferred income tax (benefit) expense	(20.6)	1.5
Net realized and unrealized losses (gains) on investments	65.5	(29.6)
Asset impairment charges	—	1.0
Change in operating assets and liabilities:
Premiums receivable	(57.0)	(17.9)
Reinsurance recoverable on paid and unpaid losses	20.7	19.2
Cloud computing arrangements	(15.1)	(6.4)
Operating lease right-of-use-assets	2.0	2.4
Current federal income taxes	6.8	(11.8)
Unpaid losses and loss adjustment expenses	(1.3)	(67.3)
Unearned premiums	41.1	18.3
Accounts payable, accrued expenses and other liabilities	(0.1)	(4.0)
Deferred reinsurance gain—LPT Agreement	(6.3)	(6.2)
Operating lease liabilities	(2.3)	(2.4)
Non-cancellable obligations	6.1	(0.9)
Other	3.8	0.7
Net cash provided by (used in) operating activities	67.5	(9.3)
Investing activities
Purchases of fixed maturity securities	(540.0)	(416.0)
Purchases of equity securities	(111.4)	(157.8)
Purchases of short-term investments	(9.6)	(2.0)
Purchases of other invested assets	(18.8)	(13.4)
Proceeds from sale of fixed maturity securities	230.7	182.3
Proceeds from sale of equity securities	204.0	98.5
Proceeds from maturities and redemptions of fixed maturity securities	133.2	302.0
Proceeds from maturities of short-term investments	20.0	28.3
Net change in unsettled investment purchases and sales	(3.6)	2.7
Capital expenditures and other	(2.2)	(2.1)
Net cash (used in) provided by investing activities	(97.7)	22.5
Financing activities
Acquisition of common stock	(28.7)	(33.7)
Cash transactions related to stock-based compensation	(1.2)	(2.7)
Dividends paid to stockholders	(49.3)	(21.5)
Proceeds from FHLB advances	182.5	—
Repayments on FHLB advances	—	(20.0)
Proceeds from line of credit advances	10.0	27.0
Repayments on line of credit advances	(10.0)	(27.0)
Payments on finance leases	(0.1)	(0.1)
Net cash provided by (used in) financing activities	103.2	(78.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	73.0	(64.8)

Cash, cash equivalents and restricted cash at the beginning of the period	75.3	160.6
Cash, cash equivalents and restricted cash at the end of the period	$148.3	$95.8

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	September 30, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$148.1	$75.1
Restricted cash and cash equivalents supporting reinsurance obligations	0.2	0.2
Total cash, cash equivalents and restricted cash	$148.3	$75.3

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

Recently Adopted Accounting Standards
None.
3. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,417.3	$2,417.3	$2,692.0	$2,692.0
Cash and cash equivalents	148.1	148.1	75.1	75.1
Restricted cash and cash equivalents	0.2	0.2	0.2	0.2
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments to the valuation methodology utilized by third party pricing services as of September 30, 2022 and December 31, 2021.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
As of September 30, 2022, the Company held $16.1 million of fixed maturity securities at fair value that were designated Level 3. These private placement securities, which were acquired during the second quarter of 2022, were designated as Level 3 securities due to the limited amount of observable market information available.

The following table presents the Company’s investments at fair value and the corresponding fair value measurements.

	September 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$90.7	$—	$—	$65.7	$—
U.S. Agencies	—	2.1	—	—	2.4	—
States and municipalities	—	355.1	—	—	436.1	—
Corporate securities	—	885.6	16.1	—	1,080.3	—
Residential mortgage-backed securities	—	353.5	—	—	321.8	—
Commercial mortgage-backed securities	—	57.5	—	—	92.3	—
Asset-backed securities	—	59.5	—	—	68.5	—
Collateralized loan obligations	—	259.6	—	—	85.4	—
Foreign government securities	—	9.6	—	—	12.5	—
Other securities	—	145.8	—	—	177.7	—
Total fixed maturity securities	$—	$2,219.0	$16.1	$—	$2,342.7	$—
Equity securities at fair value:
Industrial and miscellaneous	$154.3	$—	$—	$283.1	$—	$—
Other	27.9	—	—	55.7	—	—
Total equity securities at fair value	$182.2	$—	$—	$338.8	$—	$—
Short-term investments	$—	$—	$—	$—	$10.5	$—
Total investments at fair value	$182.2	$2,219.0	$16.1	$338.8	$2,353.2	$—
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
Financial Instruments Carried at Net Asset Value
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company’s Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at net asset value (NAV) and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have fund terms of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. The Company will receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment, or portion thereof. The Company expects these distributions from time-to-time during the full course of the fund term. As of September 30, 2022, the Company had unfunded commitments to these private equity limited partnerships totaling $57.3 million.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.

The following table presents cash and investments carried at NAV on the Company’s Consolidated Balance Sheets.

	September 30, 2022	December 31, 2021
	(in millions)
Cash equivalents carried at NAV	$136.1	$29.5
Other invested assets carried at NAV	58.4	38.4
The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs for the nine months ended September 30, 2022.

Level 3 Securities
(in millions)
Beginning balance, January 1, 2022	$—
Purchases	18.0
Unrealized losses included in comprehensive (loss) income	(1.9)
Ending balance, September 30, 2022	$16.1
4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s available-for-sale (AFS) investments were as follows:

	Amortized Cost	Allowance for Current Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At September 30, 2022
Fixed maturity securities
U.S. Treasuries	$95.2	$—	$0.1	$(4.6)	$90.7
U.S. Agencies	2.2	—	—	(0.1)	2.1
States and municipalities	366.3	(0.1)	0.8	(11.9)	355.1
Corporate securities	1,011.4	(1.7)	1.6	(109.6)	901.7
Residential mortgage-backed securities	401.7	—	0.1	(48.3)	353.5
Commercial mortgage-backed securities	63.3	—	—	(5.8)	57.5
Asset-backed securities	67.9	—	—	(8.4)	59.5
Collateralized loan obligations	267.3	—	0.1	(7.8)	259.6
Foreign government securities	13.0	—	—	(3.5)	9.6
Other securities(1)	152.6	(2.9)	0.3	(4.1)	145.8
Total fixed maturity securities	$2,440.9	$(4.7)	$3.0	$(204.1)	$2,235.1
Total AFS investments	$2,440.9	$(4.7)	$3.0	$(204.1)	$2,235.1

At December 31, 2021
Fixed maturity securities
U.S. Treasuries	$64.3	$—	$1.6	$(0.2)	$65.7
U.S. Agencies	2.2	—	0.2	—	2.4
States and municipalities	413.8	—	22.4	(0.1)	436.1
Corporate securities	1,035.3	(0.2)	47.0	(1.8)	1,080.3
Residential mortgage-backed securities	319.0	—	7.0	(4.2)	321.8
Commercial mortgage-backed securities	87.9	—	4.5	(0.1)	92.3
Asset-backed securities	68.6	—	0.4	(0.5)	68.5
Collateralized loan obligations	85.5	—	—	(0.1)	85.4
Foreign government securities	12.7	—	—	(0.2)	12.5
Other securities(1)	177.0	—	1.2	(0.5)	177.7
Total fixed maturity securities	$2,266.3	$(0.2)	$84.3	$(7.7)	$2,342.7
Short-term investments	10.5	—	—	—	10.5
Total AFS investments	$2,276.8	$(0.2)	$84.3	$(7.7)	$2,353.2
(1)Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.

The cost and estimated fair value of the Company’s equity securities recorded at fair value at September 30, 2022 and December 31, 2021 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At September 30, 2022
Equity securities at fair value
Industrial and miscellaneous	$117.2	$154.3
Other	29.3	27.9
Total equity securities at fair value	$146.5	$182.2

At December 31, 2021
Equity securities at fair value
Industrial and miscellaneous	$170.5	$283.1
Other	42.1	55.7
Total equity securities at fair value	$212.6	$338.8
The Company had Other invested assets totaling $58.4 million and $38.4 million (initial cost of $52.9 million and $34.1 million) at September 30, 2022 and December 31, 2021, respectively, consisting of private equity limited partnerships, which are carried at NAV based on information provided by the general partner. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through Net realized and unrealized gains and losses on the Company’s Consolidated Statements of Comprehensive (Loss) Income.
The amortized cost and estimated fair value of the Company’s fixed maturity securities at September 30, 2022, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$103.2	$102.3
Due after one year through five years	814.1	776.2
Due after five years through ten years	641.6	564.6
Due after ten years	77.1	61.9
Mortgage and asset-backed securities	800.2	730.1
Total	$2,436.2	$2,235.1

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of September 30, 2022 and December 31, 2021.

	September 30, 2022			December 31, 2021
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in millions)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$77.1	$(3.6)	13	$12.8	$(0.2)	4
U.S. Agencies	2.1	(0.1)	1	—	—	—
States and municipalities	306.1	(11.7)	96	7.7	(0.1)	4
Corporate securities	843.7	(101.3)	390	113.0	(1.8)	87
Residential mortgage-backed securities	259.8	(25.0)	204	146.3	(3.9)	65
Commercial mortgage-backed securities	56.0	(5.5)	25	—	—	—
Asset-backed securities	47.1	(5.8)	28	50.1	(0.5)	14
Collateralized loan obligations	217.4	(6.3)	41	24.4	(0.1)	10
Foreign government securities	—	—	—	12.5	(0.2)	2
Other securities	111.2	(3.0)	277	66.3	(0.4)	176
Total fixed maturity securities	1,920.5	(162.3)	1,075	433.1	(7.2)	362
Total less than 12 months	$1,920.5	$(162.3)	1,075	$433.1	$(7.2)	362

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$10.7	$(1.0)	3	$—	$—	—
States and municipalities	2.7	(0.2)	1	—	—	—
Corporate securities	40.4	(8.3)	51	—	—	—
Residential mortgage-backed securities	90.7	(23.3)	44	4.9	(0.3)	3
Commercial mortgage-backed securities	1.5	(0.3)	1	2.4	(0.1)	2
Asset-backed securities	12.4	(2.6)	6	—	—	—
Collateralized loan obligations	28.2	(1.5)	7	—	—	—
Foreign government securities	9.5	(3.5)	3	—	—	—
Other securities	28.0	(1.0)	90	8.0	(0.1)	29
Total fixed maturity securities	224.1	(41.7)	206	15.3	(0.5)	34
Total 12 months or greater	$224.1	$(41.7)	206	$15.3	$(0.5)	34
As of September 30, 2022 and December 31, 2021, the Company had an allowance for current expected credit losses (CECL) on AFS debt securities of $4.7 million and $0.2 million, respectively (See Note 5). Those fixed maturity securities whose total fair value was less than amortized cost at September 30, 2022 and December 31, 2021, were those in which the Company had no intent, need or requirement to sell at an amount less than their amortized cost.
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

Net realized gains and losses on investments and the change in unrealized gains and losses on the Company’s investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net (Increase) Decrease in CECL Allowance	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI, before tax
	(in millions)
Three Months Ended September 30, 2022
Fixed maturity securities	0.1	$(0.3)	$5.2	$(81.3)	$5.0	$(81.3)
Equity securities	19.4	(5.1)	—	(16.6)	(2.3)	—
Other invested assets	—	—	—	(0.8)	(0.8)	—
Total investments	$19.5	$(5.4)	$5.2	$(98.7)	$1.9	$(81.3)

Nine Months Ended September 30, 2022
Fixed maturity securities	$2.5	$(1.4)	$(4.5)	$(277.8)	$(3.4)	$(277.8)
Equity securities	41.1	(14.0)	—	(90.4)	(63.3)	—
Other invested assets	—	—	—	1.2	1.2	—
Total investments	$43.6	$(15.4)	$(4.5)	$(367.0)	$(65.5)	$(277.8)

Three Months Ended September 30, 2021
Fixed maturity securities	$1.1	$(0.3)	$—	$(11.8)	$0.8	$(11.8)
Equity securities	0.3	(2.3)	—	0.3	(1.7)	—
Other invested assets	—	—	—	3.6	3.6	—
Total investments	$1.4	$(2.6)	$—	$(7.9)	$2.7	$(11.8)

Nine Months Ended September 30, 2021
Fixed maturity securities	$4.1	$(1.0)	$0.6	$(46.4)	$3.7	$(46.4)
Equity securities	18.8	(4.2)	—	7.2	21.8	—
Other invested assets	—	—	—	4.1	4.1	—
Short-term investments	—	—	—	(0.1)	—	(0.1)
Total investments	$22.9	$(5.2)	$0.6	$(35.2)	$29.6	$(46.5)
Proceeds from the sales of fixed maturity securities were $30.6 million and $230.7 million for the three and nine months ended September 30, 2022, respectively, compared to $24.1 million and $182.3 million for the three and nine months ended September 30, 2021, respectively.
Net investment income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Fixed maturity securities	$20.9	$16.5	$57.5	$52.2
Equity securities	2.1	1.6	6.6	4.3
Other invested assets	0.9	1.5	1.8	2.0
Short-term investments	—	—	—	0.2
Cash equivalents and restricted cash	0.7	—	0.8	—
Gross investment income	24.6	19.6	66.7	58.7
Investment expenses	(0.9)	(1.2)	(3.9)	(3.8)
Net investment income	$23.7	$18.4	$62.8	$54.9
The Company is required by various state laws and regulations to support, through securities on deposit or otherwise, its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of September 30, 2022 and December 31, 2021, securities having a fair value of $690.1 million and $861.4 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $70.0 million of securities on deposit as of September 30, 2022 and December 31, 2021 (See Note 10).
Certain reinsurance contracts require the Company’s funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at September 30, 2022 and December 31, 2021 was $2.7 million and $3.1 million, respectively.
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
The table below shows the changes in CECL on premiums receivable.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Beginning balance of CECL on premiums receivable	$9.7	$11.6	$10.3	$10.8
Net change in CECL provision	2.8	2.2	6.6	7.4
Write-offs charged against CECL	(0.1)	(1.7)	(1.9)	(1.7)
Recoveries collected	(1.4)	(2.1)	(4.0)	(6.5)
Ending balance of CECL on premiums receivable	$11.0	$10.0	$11.0	$10.0
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
The table below shows the changes in CECL on reinsurance recoverables.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Beginning balance of CECL on reinsurance recoverables	$0.6	$0.6	$0.6	$0.4
Net change in CECL provision	—	—	—	0.2
Ending balance of CECL on reinsurance recoverables	$0.6	$0.6	$0.6	$0.6
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
As of September 30, 2022, the Company established an aggregate allowance for CECL in the amount of $4.7 million. For the Company’s investments in fixed-income debt securities, the allowance for CECL was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the present value of cash flows expected to be collected to its amortized cost basis. The expected present value of cash flows are calculated using scenario based credit loss models derived from the discounted cash flows under the Comprehensive Capital Analysis Review (CCAR) framework, which is adopted by the Federal Reserve.
As of September 30, 2022, the Company did not intend to sell any of its AFS debt securities in which its amortized cost exceeded its fair value.
Accrued interest receivable on AFS debt securities totaled $19.7 million at September 30, 2022 and is excluded from the estimate of CECL based on historically timely payments.
The table below shows the changes in the allowance for CECL on available-for-sale securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Beginning balance of CECL on AFS securities	$10.0	$0.1	$0.2	$0.7
Net change in CECL provision	(5.2)	—	4.7	—
Reductions in allowance from disposals	—	—	—	(0.2)
Recoveries of amounts previously written off	(0.1)	—	(0.2)	(0.4)
Ending balance of CECL on AFS securities	$4.7	$0.1	$4.7	$0.1
6. Property and Equipment
Property and equipment consists of the following:

	As of September 30,	As of December 31,
	2022	2021
	(in millions)
Furniture and equipment	$3.4	$3.3
Leasehold improvements	5.0	5.0
Computers and software	47.2	46.8
Automobiles	0.8	0.8
Property and equipment, gross	56.4	55.9
Accumulated depreciation	(43.6)	(41.2)
Property and equipment, net	$12.8	$14.7
Depreciation expenses related to property and equipment for the three and nine months ended September 30, 2022 were $1.2 million and $4.1 million, respectively, and $7.4 million for the year ended December 31, 2021. Internally developed software costs of $0.2 million and $1.0 million were capitalized during the three and nine months ended September 30, 2022, respectively, and $2.3 million in internally developed software costs were capitalized during the year ended December 31, 2021.
Cloud Computing Arrangements
The Company’s capitalized costs associated with cloud computing arrangements totaled $46.9 million and $43.9 million, which were comprised of service contract fees and implementation costs associated with hosting arrangements as of September 30, 2022 and December 31, 2021, respectively. Total amortization for hosting arrangements were $4.2 million and $12.1 million for the three and nine months ended September 30, 2022, respectively, and $14.2 million for the year ended December 31, 2021.
Leases
The Company determines if an arrangement is a lease at the inception of the transaction. Operating leases for offices are presented as a right-of-use asset (ROU asset) and lease liability on the Company’s Consolidated Balance Sheets. Financing leases for automobiles are included in property and equipment and other liabilities on the Company’s Consolidated Balance Sheets.
ROU assets represent the right to use an underlying asset for the lease term and the lease liability represents the obligation to make lease payments arising from the lease transaction. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses collateralized incremental borrowing rates to determine the present value of lease payments. The ROU assets also include lease payments less any lease incentives within a lease agreement. The Company’s lease terms may include options to extend or terminate a lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of September 30, 2022, the Company’s operating leases have remaining terms of 1 year to 5 years, with options to extend up to 10 years with no termination provision. The Company’s finance leases have an option to terminate after 1 year.
Components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Operating lease expense	$0.9	$1.1	$2.6	$3.1
Finance lease expense	—	—	0.1	0.1
Total lease expense	$0.9	$1.1	$2.7	$3.2
As of September 30, 2022, the weighted average remaining lease term for operating leases was 4.7 years and for finance leases was 3.1 years. The weighted average discount rate was 2.2% and 7.7% for operating and finance leases, respectively.
Maturities of lease liabilities were as follows:

	As of September 30, 2022
	Operating Leases	Finance Leases
	(in millions)
2022	$0.8	$—
2023	3.3	0.2
2024	3.2	0.2
2025	3.1	0.1
2026	2.8	—
Thereafter	1.8	—
Total lease payments	15.0	0.5
Less: imputed interest	(0.7)	—
Total	$14.3	$0.5
Supplemental balance sheet information related to leases was as follows:

	As of September 30,	As of December 31,
	2022	2021
	(in millions)
Operating leases:
Operating lease right-of-use asset	$12.2	$14.2
Operating lease liability	14.3	16.6
Finance leases:
Property and equipment, gross	0.8	0.8
Accumulated depreciation	(0.3)	(0.3)
Property and equipment, net	0.5	0.5
Other liabilities	$0.5	$0.5

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$2.5	$3.1
Financing cash flows used for finance leases	0.1	0.1
7. Income Taxes
Income tax expense (benefit) was $4.7 million and $(1.4) million for the three and nine months ended September 30, 2022, compared to $3.6 million and $14.1 million for the corresponding periods of 2021. The Company’s effective tax rate for the three months ended September 30, 2022 was 19.7% and the Company’s effective tax rates for the three and nine months ended September 30, 2021 were 19.4% and 17.9%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2022 was not meaningful. The effective rates during each of the periods presented included income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, and deferred gain amortization.
8. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Unpaid losses and LAE at beginning of period	$1,972.8	$2,007.6	$1,981.2	$2,069.4
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	462.4	483.5	476.9	497.0
Net unpaid losses and LAE at beginning of period	1,510.4	1,524.1	1,504.3	1,572.4
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	114.6	93.4	316.3	266.2
Prior periods	(0.3)	(0.1)	(10.3)	(15.6)
Total net losses and LAE incurred during the period	114.3	93.3	306.0	250.6
Paid losses and LAE, net of reinsurance, related to:
Current period	27.3	22.1	50.4	42.6
Prior periods	73.9	71.6	236.4	256.7
Total net paid losses and LAE during the period	101.2	93.7	286.8	299.3
Ending unpaid losses and LAE, net of reinsurance	1,523.5	1,523.7	1,523.5	1,523.7
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	456.4	478.4	456.4	478.4
Unpaid losses and LAE at end of period	$1,979.9	$2,002.1	$1,979.9	$2,002.1
Total net losses and LAE included in the above table exclude amortization of the deferred reinsurance gain—LPT Agreement, which totaled $2.1 million for each of the three months ended September 30, 2022 and 2021, and $6.3 million and $6.1 million for the nine months ended September 30, 2022 and 2021, respectively, (See Note 9).
The change in incurred losses and LAE attributable to prior periods for the three and nine months ended September 30, 2022, included $0.3 million and $0.7 million of net favorable loss reserve development on the Company's assigned risk business, respectively, and the change in incurred losses and LAE attributable to prior periods for the nine months ended September 30, 2022 included $9.6 million of net favorable development on the Company's voluntary business. The net favorable loss reserve development recognized during the nine months ended September 30, 2022 related primarily to accident years 2017 and prior.
The change in incurred losses and LAE attributable to prior periods for the three and nine months ended September 30, 2021, included $0.1 million and $0.6 million of net favorable loss reserve development on the Company’s assigned risk business, respectively, and the change in incurred losses and LAE attributable to prior periods for the nine months ended September 30, 2021 included $15.0 million of net favorable development on the Company’s voluntary business. The net favorable loss reserve development recognized during the nine months ended September 30, 2021 related primarily to accident years 2017 and prior, partially offset by $8.0 million of unfavorable development relating to two catastrophic non-COVID claims that occurred in accident year 2020.
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
The Company amortized $2.1 million of the Deferred Gain for each of the three months ended September 30, 2022 and 2021, and $6.3 million and $6.1 million for the nine months ended September 30, 2022 and 2021, respectively. The remaining Deferred Gain was $108.1 million and $114.4 million as of September 30, 2022 and December 31, 2021, respectively. The estimated remaining liabilities subject to the LPT Agreement were $313.5 million and $328.7 million as of September 30, 2022 and December 31, 2021, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $854.0 million and $838.8 million from inception through September 30, 2022 and December 31, 2021, respectively.
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
The interest rates applicable to loans under the Credit Agreement are generally based on a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Eurodollar rate (which will convert to an alternative reference rate once LIBOR is discontinued), plus a specified margin, ranging from 1.25% to 2.25%. In addition, the Company will pay a fee on each lender’s commitment, ranging from 0.20% to 0.50%, irrespective of usage. The applicable margin and the amount of such commitment fee vary based upon the financial strength rating of the Company’s insurance subsidiaries as most recently announced by A.M. Best or the Company’s debt to total capitalization ratio if such financial strength rating is not available. Interest paid and fees incurred pursuant to the Credit Agreement during the three and nine months ended September 30, 2022 totaled $0.1 million and $0.2 million, respectively.
The Credit Agreement contains covenants that require the Company and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth of no less than 70% of the Company’s stockholders’ equity as of September 30, 2020, plus 50% of the Company’s aggregate net income thereafter; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. At September 30, 2022, the Company was in compliance with all debt covenants.
The Company incurred $0.7 million in debt issuance costs in connection with the Credit Agreement, which are being amortized over the three-year life of the facility in Interest and Financing expenses. The annual commitment and administrative fee on the unused portion of the facility is 0.30%, for a maximum of $225,000, and an annual agency fee of $25,000. Advances can be repaid at any time without prepayment penalties or additional fees. The Company borrowed and subsequently repaid $10.0 million under the credit facility during the nine months ended September 30, 2022. As of September 30, 2022, the Company had no outstanding borrowings on the credit facility.
Other financing arrangements are comprised of the following:
EICN, ECIC, EPIC, and EAC are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
As of September 30, 2022, the Company's insurance subsidiaries had received advances of $182.5 million under the FHLB Standard Credit Program (the Standard Credit Program) as part of its leveraged investment strategy. The proceeds from these advances were used to purchase an equivalent amount of high-quality collateralized loan obligation securities. The annual interest rate on these advances is adjusted daily per the Secure Overnight Funding Rate (SOFR). As of September 30, 2022, the Company's weighted average annual interest rate on these advances was 1.78%. Interest paid during the three and nine months ended September 30, 2022 totaled $1.0 million and $1.2 million, respectively. These advances can be repaid at any time without penalty and are collateralized by eligible investment securities.
During the second quarter of 2020, the FHLB announced its Zero Interest Recovery Advance program (the Recovery Advance Program). The Recovery Advance Program is a zero percent interest, six-month or one-year credit product that members can use to provide immediate relief to property owners, businesses, and other customers from the effects of the COVID-19 pandemic. Each member was allocated up to $10.0 million in advances under the Recovery Advance Program.
On May 11, 2020, the Company's insurance subsidiaries received a total of $35.0 million of advances from the FHLB under the Recovery Advance Program. These advances were secured by collateral previously pledged to the FHLB by the Company’s insurance subsidiaries in support of their existing collateralized advance facility, which has been reduced by the amount of these outstanding advances. The Company repaid $15.0 million of its advances on November 4, 2020, $5.0 million on March 31, 2021, and the remaining $15.0 million on May 4, 2021. As of September 30, 2022, the Company had no outstanding advances under the Recovery Advance Program.
FHLB membership also allows the Company’s insurance subsidiaries access to standby letters of credit (Letter of Credit Agreements). On January 26, 2021, EPIC chose to amend its existing Letter of Credit Agreement to decrease its credit amount to $10.0 million. On August 13, 2021, EAC and ECIC chose to amend their existing Letter of Credit Agreements to decrease their respective credit amounts to $25.0 million and $35.0 million. The amended Letter of Credit Agreements will expire on March 31, 2023, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of both September 30, 2022 and December 31, 2021, letters of credit totaling $70.0 million, were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements.
As of September 30, 2022 and December 31, 2021, investment securities having a fair value of $305.3 million and $261.0 million, respectively, were pledged to the FHLB by the Company’s insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.
11. Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income is comprised of unrealized gains and losses on investments classified as AFS, net of deferred taxes. The following table summarizes the components of accumulated other comprehensive (loss) income:

	September 30, 2022	December 31, 2021
	(in millions)
Net unrealized (losses) gains on investments, before taxes	$(201.1)	$76.7
Deferred tax benefit (expense) on net unrealized gains and losses	42.2	(16.1)
Total accumulated other comprehensive (loss) income	$(158.9)	$60.6

12. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2022
RSUs(1)	23,296	$38.16	$0.9
RSUs(1)	63,120	40.54	2.6
PSUs(2)	73,120	40.54	3.0

May 2022
RSUs(3)	18,559	$41.12	$0.8

August 2022
RSUs(1)	13,360	$37.41	$0.5
(1)The RSUs awarded in March 2022 and August 2022 were awarded to certain employees of the Company and vest 25% on March 15, 2023 and August 15, 2023, as applicable, and each of the subsequent three anniversaries of those dates. The RSUs are subject to accelerated vesting in certain circumstances, including but not limited to: death, disability, retirement, or in connection with a change of control of the Company.
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
Stock options exercised totaled 41,665 for the nine months ended September 30, 2022, 48,051 for the nine months ended September 30, 2021, and 48,051 for the year ended December 31, 2021.
As of September 30, 2022, the Company had 23,500 stock options, 261,398 RSUs, and 179,230 PSUs (based on target number awarded) outstanding.
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

The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions, except share data)
Net income	$19.1	$15.0	$1.3	$64.5
Weighted average number of shares outstanding—basic	27,312,409	28,236,398	27,504,566	28,409,612
Effect of dilutive securities:
PSUs	97,343	172,124	132,760	253,200
Stock options	6,901	23,736	12,449	28,362
RSUs	19,775	22,804	31,891	52,047
Potential dilutive shares	124,019	218,664	177,100	333,609
Weighted average number of shares outstanding—diluted	27,436,428	28,455,062	27,681,666	28,743,221
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

The following table summarizes the Company's written premium and components of net income (loss) before income taxes by reportable segment.

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Three Months Ended September 30, 2022
Gross premiums written	$187.1	$1.5	$—	$188.6
Net premiums written	185.3	1.5	—	186.8

Net premiums earned	177.9	0.8	—	178.7
Net investment income	21.4	1.2	1.1	23.7
Net realized and unrealized gains (losses) on investments	2.4	(0.3)	(0.2)	1.9
Other income	0.1	—	—	0.1
Total revenues	201.8	1.7	0.9	204.4

Losses and loss adjustment expenses	113.8	0.6	(2.1)	112.3
Commission expense	25.2	0.1	—	25.3
Underwriting and general and administrative expenses	35.7	3.4	2.8	41.9
Interest and financing expenses	1.0	—	0.1	1.1
Total expenses	175.7	4.1	0.8	180.6

Net income (loss) before income taxes	$26.1	$(2.4)	$0.1	$23.8

Three Months Ended September 30, 2021
Gross premiums written	$152.0	$0.3	$—	$152.3
Net premiums written	149.5	0.3	—	149.8

Net premiums earned	146.9	0.2	—	147.1
Net investment income	17.5	0.7	0.2	18.4
Net realized and unrealized gains (losses) on investments	3.1	(0.1)	(0.3)	2.7
Other income	0.1	—	—	0.1
Total revenues	167.6	0.8	(0.1)	168.3

Losses and loss adjustment expenses	93.1	0.2	(2.1)	91.2
Commission expense	19.9	—	—	19.9
Underwriting and general and administrative expenses	31.1	3.3	3.0	37.4
Interest and financing expenses	—	—	0.1	0.1
Other expenses	1.1	—	—	1.1
Total expenses	145.2	3.5	1.0	149.7

Net income (loss) before income taxes	$22.4	$(2.7)	$(1.1)	$18.6

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Nine Months Ended September 30, 2022
Gross premiums written	$536.8	$3.6	$—	$540.4
Net premiums written	531.7	3.6	—	535.3

Net premiums earned	492.1	2.0	—	494.1
Net investment income	57.7	2.7	2.4	62.8
Net realized and unrealized losses on investments	(56.0)	(1.6)	(7.9)	(65.5)
Other income	0.3	—	—	0.3
Total revenues	494.1	3.1	(5.5)	491.7

Losses and loss adjustment expenses	304.7	1.3	(6.3)	299.7
Commission expense	69.8	0.1	—	69.9
Underwriting and general and administrative expenses	101.8	9.9	8.9	120.6
Interest and financing expenses	1.3	—	0.3	1.6
Total expenses	477.6	11.3	2.9	491.8

Net income (loss) before income taxes	$16.5	$(8.2)	$(8.4)	$(0.1)

Nine Months Ended September 30, 2021
Gross premiums written	$446.7	$1.0	$—	$447.7
Net premiums written	441.7	1.0	—	442.7

Net premiums earned	417.6	0.4	—	418.0
Net investment income	52.5	2.1	0.3	54.9
Net realized and unrealized gains (losses) on investments	29.7	0.2	(0.3)	29.6
Other income	0.8	—	—	0.8
Total revenues	500.6	2.7	—	503.3

Losses and loss adjustment expenses	250.3	0.3	(6.1)	244.5
Commission expense	54.7	—	—	54.7
Underwriting and general and administrative expenses	99.9	9.6	11.5	121.0
Interest and financing expenses	—	—	0.4	0.4
Other expenses	4.1	—	—	4.1
Total expenses	409.0	9.9	5.8	424.7

Net income (loss) before income taxes	$91.6	$(7.2)	$(5.8)	$78.6
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

	September 30, 2022		December 31, 2021		September 30, 2021		December 31, 2020
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$272.9	42,934	$258.4	40,704	$256.2	40,291	$262.0	39,610
Florida	46.8	9,034	41.1	7,989	40.1	7,909	37.9	6,898
New York	26.4	7,577	24.5	7,307	25.6	7,212	26.7	6,657
Other (43 states and D.C.)	260.8	60,602	247.4	55,350	244.7	54,458	251.3	50,341
Total in-force	$606.9	120,147	$571.4	111,350	$566.6	109,870	$577.9	103,506
Estimated audit premium	32.1	—	35.4	—	35.5	—	(2.7)	—
Total in-force, including estimated audit premium	$639.0	120,147	$606.8	111,350	$602.1	109,870	$575.2	103,506
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
Our strategy is to pursue profitable growth opportunities across market cycles and maximize total investment returns within the constraints of prudent portfolio management. We pursue profitable growth opportunities by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-term relationships with independent insurance agencies, and developing important alternative distribution channels. We believe that developing and implementing new technologies and capabilities will fundamentally transform and enhance the digital experience of our workforce, customers, policyholders and agents, including: (i) continued investments in new technology, data analytics, and process improvement capabilities focused on improving the agent experience and enhancing agent efficiency; and (ii) the further development of digital insurance solutions, including direct-to-customer workers’ compensation coverage and developing collaborations with strategic digital partners. We also continue to execute a number of ongoing business initiatives, including: achieving internal and customer-facing business process excellence; diversifying our risk exposure across geographic markets and economic sectors; utilizing a multi-company pricing platform and territory-specific pricing; and thoughtfully offering new classes of business that are complementary to our small business, low-hazard business model.
The insurance industry is highly competitive, and there is significant competition in the national workers’ compensation industry that is based on price and quality of services. We compete with other specialty workers’ compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, self-insurance funds, and state insurance pools.
The effects of supply chain interruptions, challenges with the labor market, inflationary pressures, geo-political conditions, overall general economic instability and the COVID-19 pandemic have continued to cause disruptions in business activity. All states, including California, where we generated 45% of our in-force premiums as of September 30, 2022, have experienced adverse economic impacts. Certain classes of business that we insure, especially those related to the restaurant and hospitality industries, continue to be affected by these challenges.
Nonetheless, we closed another quarter with a record number of policies in-force. Our year-over-year new and renewal business premiums have increased, in addition to audit premium increases, which are driving our premium growth. As labor market shortages improve and wage inflation continues, we expect that rising payrolls will continue to bring further improvement to our top line.
We continually review and adjust to changes in our policyholders' payrolls, economic conditions, and seasonality, as experience develops or new information becomes known. Any such adjustments are included in our current operations and are made periodically through mid-term endorsements and/or premium audits. We increased our final audit premium accruals by an additional $9.0 million during the three months ended September 30, 2022, as our payroll exposure increased with the labor market strengthening and rising wages.
Recent increases in market interest rates have negatively impacted the fair value of our fixed maturity investments through the first nine months of 2022. In addition, economic and market disruptions caused by inflationary pressures and geo-political conditions have negatively impacted the fair value of our equity securities during that period. The negative impacts to our investment portfolio experienced thus far in 2022 have consisted primarily of unrealized investment losses. Conversely, the recent increases in market interest rates have favorably impacted our net investment income throughout the first nine months of 2022.
While we have no international operations, the geo-political uncertainties with the ongoing Russia and Ukraine conflict have indirectly impacted the value of our investment portfolio. Contributing factors include supply chain disruptions, inflationary pressures and interest rate and general market volatility.

Results of Operations
Our results of operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Gross premiums written	$188.6	$152.3	$540.4	$447.7
Net premiums written	$186.8	$149.8	$535.3	$442.7

Net premiums earned	$178.7	$147.1	$494.1	$418.0
Net investment income	23.7	18.4	62.8	54.9
Net realized and unrealized gains (losses) on investments	1.9	2.7	(65.5)	29.6
Other income	0.1	0.1	0.3	0.8
Total revenues	204.4	168.3	491.7	503.3

Losses and LAE	112.3	91.2	299.7	244.5
Commission expense	25.3	19.9	69.9	54.7
Underwriting and general and administrative expenses	41.9	37.4	120.6	121.0
Interest and financing expenses	1.1	0.1	1.6	0.4
Other expenses	—	1.1	—	4.1
Total expenses	180.6	149.7	491.8	424.7
Income tax expense (benefit)	4.7	3.6	(1.4)	14.1
Net income	$19.1	$15.0	$1.3	$64.5
Overview
Our net income was $19.1 million and $1.3 million for the three and nine months ended September 30, 2022, respectively, compared to net income of $15.0 million and $64.5 million for the corresponding periods of 2021. The key factors that affected our financial performance during the three and nine months ended September 30, 2022, compared to the same periods of 2021 included:
•Net premiums earned increased 21.5% and 18.2%, respectively;
•Losses and LAE increased 23.1% and 22.6%, respectively;
•Underwriting and general and administrative expenses increased 12.0% and decreased 0.3%, respectively;
•Underwriting (loss) income was $(0.8) million and $3.9 million, compared to $(1.4) million and $(2.2) million respectively;
•Net investment income increased 28.8% and 14.4%, respectively; and
•Net realized and unrealized gains (losses) on investments were $1.9 million and $(65.5) million compared to $2.7 million and $29.6 million, respectively.
Summary of Consolidated Financial Results
Gross Premiums Written
Gross premiums written were $188.6 million and $540.4 million for the three and nine months ended September 30, 2022, respectively, compared to $152.3 million and $447.7 million for the corresponding periods of 2021. The year-over-year changes were primarily related to our Employers segment. See "—Summary of Financial Results by Segment —Employers".
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
Net investment income increased 28.8% and 14.4% for the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021. The increases were primarily due to higher bond yields and higher invested balances of fixed maturity securities and cash and cash equivalents, as measured by amortized cost.
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
Net realized and unrealized gains (losses) on investments were $1.9 million and $(65.5) million for three and nine months ended September 30, 2022, compared to $2.7 million and $29.6 million for the corresponding periods of 2021. The net realized and unrealized gains on investments for the three months ended September 30, 2022 and 2021 included $(3.1) million and $1.9 million of net realized and unrealized (losses) gains on equity securities and other investments, respectively, and $5.0 million and $0.8 million of net realized gains on fixed maturity securities, respectively. The net realized and unrealized gains (losses) on investments for the nine months ended September 30, 2022 and 2021 included $(62.1) million and $25.9 million of net realized and unrealized (losses) gains on equity securities and other investments, respectively, and $(3.4) million and $3.7 million of net realized (losses) gains on fixed maturity securities, respectively.
The unrealized investment gains and losses we experienced on our equity and fixed maturity securities during the three and nine months ended September 30, 2022 were primarily the result of significant volatility in financial markets resulting from increasing inflationary concerns, rising market interest rates and recent world events. The realized investment gains and losses on our fixed maturity securities for the three and nine months ended September 30, 2022 included a $5.2 million net decrease and a $4.5 million net increase in our allowance for CECL, respectively.
The unrealized investment gains and losses on our equity securities during the three and nine months ended September 30, 2021 were largely consistent with the performance of U.S. equity markets. The realized investment gains and losses on our fixed maturity securities for the nine months ended September 30, 2021 included a $0.6 million net decrease in our allowance for CECL.
Additional information regarding our Investments is set forth under “—Liquidity and Capital Resources—Investments.”
Other Income
Other income consists of net gains and losses on fixed assets, non-investment interest, installment fee revenue, and other miscellaneous income. Beginning in 2022, installment fee revenue is included within our net investment income.
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
Our current accident year loss estimate continues to consider overall declines in the on-leveled frequency of compensable indemnity claims. Total claims costs have also been reduced by cost savings associated with increased claims settlement activity that has continued into the first nine months of 2022. We believe that our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. See "—Summary of Financial Results by Segment —Employers".
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
Other Expenses
During the three and nine months ended September 30, 2021, we recorded charges of $0.1 million and $3.1 million, respectively, of employee severance costs resulting from a 2021 reduction-in-force. This action was taken to better align our expenses with our revenues. Additionally, during the three months ended September 30, 2021, we wrote off $1.0 million of previously capitalized costs relating to information technologies identified as no longer being utilized. This charge was the result of our continual evaluation of ongoing technology initiatives.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $4.7 million and $(1.4) million for the three and nine months ended September 30, 2022, compared to $3.6 million and $14.1 million for the corresponding periods of 2021. The effective tax rate for the three months ended September 30, 2022 was 19.7% and the effective tax rates for the three and nine months ended September 30, 2021 were 19.4% and 17.9%, respectively. The effective tax rate for the nine months ended September 30, 2022 was not meaningful. The effective rates during each of the periods presented included income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, and deferred gain amortization.
Summary of Financial Results by Segment
EMPLOYERS
The components of Employers' net income before income taxes are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(dollars in millions)
Gross premiums written	$187.1	$152.0	$536.8	$446.7
Net premiums written	$185.3	$149.5	$531.7	$441.7

Net premiums earned	$177.9	$146.9	$492.1	$417.6
Net investment income	21.4	17.5	57.7	52.5
Net realized and unrealized gains (losses) on investments	2.4	3.1	(56.0)	29.7
Other income	0.1	0.1	0.3	0.8
Total revenues	201.8	167.6	494.1	500.6

Losses and LAE	113.8	93.1	304.7	250.3
Commission expense	25.2	19.9	69.8	54.7
Underwriting expenses	35.7	31.1	101.8	99.9
Interest and financing expenses	1.0	—	1.3	—
Other expenses	—	1.1	—	4.1
Total expenses	175.7	145.2	477.6	409.0

Net income before income taxes	$26.1	$22.4	$16.5	$91.6

Underwriting income	$3.2	$2.8	$15.8	$12.7

Combined ratio	98.3%	98.1%	96.8%	96.9%

Underwriting Results
Gross Premiums Written
Gross premiums written were $187.1 million and $536.8 million for the three and nine months ended September 30, 2022, compared to $152.0 million and $446.7 million for the corresponding periods of 2021. The growth in Employers' premiums written throughout 2022 is the result of higher new and renewal business premiums and final audit premiums. The growth in new business premiums we are currently experiencing is the result of increases in new business submissions, quotes and binds in the majority of the states in which we operate, which is being largely driven by a recent expansion in the classes of business that Employers offers. We also increased our final audit premium accruals by an additional $9.0 million during the three months ended September 30, 2022, as our payroll exposure increased with the labor market strengthening and rising wages. In addition, our retention rate has remained strong throughout the first nine months of 2022.
Net premiums written were $185.3 million and $531.7 million for the three and nine months ended September 30, 2022, compared to $149.5 million and $441.7 million for the corresponding periods of 2021. Reinsurance premiums ceded were $1.8 million and $5.1 million for the three and nine months ended September 30, 2022, compared to $2.5 million and $5.0 million for the corresponding periods of 2021.
Net Premiums Earned
Net premiums earned were $177.9 million and $492.1 million for the three and nine months ended September 30, 2022, respectively, compared to $146.9 million and $417.6 million for the corresponding periods of 2021.
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

	September 30, 2022		December 31, 2021		September 30, 2021		December 31, 2020
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$272.2	42,562	$258.4	40,704	$256.0	40,160	$262.0	39,610
Florida	46.5	8,847	41.1	7,989	40.0	7,837	37.9	6,898
New York	26.2	7,366	24.5	7,307	25.5	7,117	26.7	6,657
Other (43 states and D.C.)	258.2	59,096	245.9	54,164	244.0	53,814	251.1	50,124
Total in-force	$603.1	117,871	$569.9	110,164	$565.5	108,928	$577.7	103,289
Estimated audit premium	32.1	—	35.4	—	35.5	—	(2.7)	—
Total in-force, including estimated audit premium	$635.2	117,871	$605.3	110,164	$601.0	108,928	$575.0	103,289
Our alternative distribution channels generated $183.8 million and $156.7 million, or 30.5% and 27.7%, of our in-force premiums as of September 30, 2022 and 2021, respectively. These alternative distribution channels utilize partnerships and alliances with entities such as payroll companies, health care and property and casualty insurers, and digital agents for which we provide workers' compensation insurance coverage. These relationships also allow us to access new customers that we may not have access to through our independent agent distribution channel.
Losses and LAE, Commission Expenses, and Underwriting Expenses
The following table presents calendar year combined ratios for our Employers segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Loss and LAE ratio	64.0%	63.4%	61.9%	59.9%
Commission expense ratio	14.2	13.5	14.2	13.1
Underwriting expense ratio	20.1	21.2	20.7	23.9
Combined Ratio	98.3%	98.1%	96.8%	96.9%

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
The table below reflects prior accident year loss and LAE reserve adjustments and the impact to loss ratio.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(dollars in millions)
Losses and LAE	$113.8	$93.1	$304.7	$250.3
Prior accident year favorable development, net	0.3	0.1	10.3	15.6
Current accident year losses and LAE	$114.1	$93.2	$315.0	$265.9

Current accident year loss and LAE ratio	64.1%	63.4%	64.0%	63.7%
The increase in our total losses and LAE during the three months ended September 30, 2022, as compared to the same period of 2021, was primarily due to higher earned premium and a higher current accident year estimate. There was no prior loss reserve development recognized on our voluntary business during the three months ended September 30, 2022 and 2021, but $0.3 million and $0.1 million of net favorable development was recognized on our assigned risk business during those periods, respectively.
The increase in our total losses and LAE during the nine months ended September 30, 2022, as compared to the same period of 2021, was primarily due to higher earned premium, a higher current accident year estimate and less net favorable development recognized during the current year. Favorable prior loss reserve development totaled $10.3 million and $15.6 million during the nine months ended September 30, 2022 and 2021, respectively, which included $9.6 million and $15.0 million of net favorable development on our voluntary business, respectively, and $0.7 million and $0.6 million of net favorable development on our assigned risk business, respectively.
Favorable prior year loss development on our voluntary business during the nine months ended September 30, 2022 was primarily related to observed favorable paid loss cost trends related primarily to accident years 2017 and prior. Favorable prior year loss development on our voluntary business during the nine months ended September 30, 2021 was the result of observed favorable paid loss cost trends related primarily to accident years 2017 and prior, partially offset by $8.0 million of unfavorable development relating to two catastrophic non-COVID claims that occurred in accident year 2020.
Our current accident year loss and LAE ratio was 64.1% and 64.0% for the three and nine months ended September 30, 2022, respectively, compared to 63.4% and 63.7% for the corresponding periods of 2021. Our current accident year ratio in 2022 was largely consistent with our current accident year ratio in 2021. Our current accident year loss and LAE ratio continues to reflect the impact of our key business initiatives: an emphasis on the accelerated settlement of open claims; diversifying our risk exposure across geographic markets; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets.
Commission Expense Ratio. The commission expense ratio was 14.2% for each of the three and nine months ended September 30, 2022, respectively, compared to 13.5% and 13.1% for the corresponding periods of 2021. Our commission expenses were $25.2 million and $69.8 million for the three and nine months ended September 30, 2022, respectively, compared to $19.9 million and $54.7 million for the corresponding periods of 2021. Our commission expense ratios increased 0.7 and 1.1 percentage points, or 5.2% and 8.4% for the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021. The increase for the three months ended September 30, 2022 related primarily to an increase in 2022 agency incentive accruals and an increase in new business writings. The increase for the nine months ended September 30, 2022 was primarily related to an increase in 2022 agency incentive accruals and a reversal of commissions relating to non-compliant and uncollectible premium recorded in the first quarter of 2021 which lowered the ratio for the nine months ended September 30, 2021.
Underwriting Expenses Ratio. The underwriting expense ratio was 20.1% and 20.7% for the three and nine months ended September 30, 2022, respectively, compared to 21.2% and 23.9% for the corresponding periods of 2021. The improvements in our underwriting expense ratio from period-to-period is largely the result of higher earned premiums coupled with active expense management.
Our underwriting expenses were $35.7 million and $101.8 million for the three and nine months ended September 30, 2022, respectively, compared to $31.1 million and $99.9 million for the corresponding periods of 2021.
During the three months ended September 30, 2022, our payroll-related expenses increased $1.6 million, premium tax and assessment expenses increased $1.5 million and bad debt expense increased $1.2 million, each compared to the same period of 2021. During the nine months ended September 30, 2022, our premium tax and assessment expenses increased $4.5 million and bad debt expense increased $1.7 million, partially offset by a decrease in professional services expenses of $1.6 million, a decrease in information technology related expenses of $1.3 million and a decrease in payroll-related expenses of $0.9 million, each compared to the same period of 2021.
Underwriting Income
Underwriting income for our Employers segment was $3.2 million and $15.8 million for each of the three and nine months ended September 30, 2022, respectively, compared to $2.8 million and $12.7 million for the corresponding periods of 2021. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, Other Income, Interest and Financing Expenses and Other Expenses see "—Results of Operations —Summary of Consolidated Financial Results".
CERITY
The components of Cerity's net loss before income taxes are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Gross premiums written	$1.5	$0.3	$3.6	$1.0
Net premiums written	$1.5	$0.3	$3.6	$1.0

Net premiums earned	$0.8	$0.2	$2.0	$0.4
Net investment income	1.2	0.7	2.7	2.1
Net realized and unrealized (losses) gains on investments	(0.3)	(0.1)	(1.6)	0.2
Total revenues	1.7	0.8	3.1	2.7

Losses and LAE	0.6	0.2	1.3	0.3
Underwriting expenses	3.4	3.3	9.9	9.6
Total expenses	4.1	3.5	11.3	9.9

Net loss before income taxes	$(2.4)	$(2.7)	$(8.2)	$(7.2)

Underwriting loss	$(3.3)	$(3.3)	$(9.3)	$(9.5)

Combined ratio	n/m	n/m	n/m	n/m
n/m - not meaningful

Underwriting Results
Gross Premiums Written and Net Premiums Written
Gross premiums written and net premiums written were $1.5 million and $3.6 million for the three and nine months ended September 30, 2022 compared to $0.3 million and $1.0 million for the corresponding periods of 2021. The growth in Cerity's premiums written throughout 2022 is largely the result of: (i) a recent expansion in the classes of business that Cerity offers; and (ii) Cerity’s growing number of collaborations with strategic digital partners.
Net Premiums Earned
Net premiums earned were $0.8 million and $2.0 million for the three and nine months ended September 30, 2022, respectively, compared to $0.2 million and $0.4 million for the three and nine months ended September 30, 2021, respectively.
Underwriting Expenses
Underwriting expenses for our Cerity segment were $3.4 million and $9.9 million for the three and nine months ended September 30, 2022, respectively, compared to $3.3 million and $9.6 million for the corresponding periods of 2021. During the three months ended September 30, 2022, our information technology related expenses increased $0.1 million and advertising expenses increased $0.1 million, compared to the corresponding period of 2021. During the nine months ended September 30, 2022, our information technology expenses increased $0.4 million, and advertising expenses increased $0.3 million, partially offset by a decrease in professional fees expenses of $0.5 million, compared to the corresponding period of 2021.
Underwriting losses for our Cerity segment were $3.3 million and $9.3 million for the three and nine months ended September 30, 2022, respectively, compared to $3.3 million and $9.5 million for the corresponding periods of 2021. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Income
For a further discussion of non-underwriting related income, including Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, see "–Results of Operations –Summary of Consolidated Financial Results Consolidated."
CORPORATE AND OTHER
The components of Corporate and Other's net income (loss) before income taxes are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Net investment income	1.1	0.2	2.4	0.3
Net realized and unrealized losses on investments	(0.2)	(0.3)	(7.9)	(0.3)
Total revenues (losses)	0.9	(0.1)	(5.5)	—

Losses and LAE - LPT	(2.1)	(2.1)	(6.3)	(6.1)
General and administrative expenses	2.8	3.0	8.9	11.5
Interest and financing expenses	0.1	0.1	0.3	0.4
Total expenses	0.8	1.0	2.9	5.8

Net income (loss) before income taxes	$0.1	$(1.1)	$(8.4)	$(5.8)

Losses and LAE - LPT
The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive (Loss) Income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Amortization of the Deferred Gain related to losses	$1.7	$1.7	$5.1	$5.0
Amortization of the Deferred Gain related to contingent commission	0.4	0.4	1.2	1.1
Total impact of the LPT	$2.1	$2.1	$6.3	$6.1
General and Administrative Expenses
General and administrative expenses primarily consist of compensation-related expenses, professional fees, and other corporate expenses at the holding company. General and administrative expenses were $2.8 million and $8.9 million for the three and nine months ended September 30, 2022, respectively, compared to $3.0 million and $11.5 million for the corresponding periods of 2021.
During the three and nine months ended September 30, 2022, our compensation-related expenses decreased $0.3 million and $2.8 million, respectively, compared to the same periods of 2021. The decreases are related primarily to the acceleration of share-based awards in connection with the retirement of our prior Chief Executive Officer, which served to increase our compensation-related expenses during the nine months ended September 30, 2021.
Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, and Interest and Financing Expenses see "—Results of Operations —Summary of Consolidated Financial Results".
Liquidity and Capital Resources
The current disruptions to the U.S. economy, our current operations and our investment portfolio have, at times, been significant. Nonetheless we believe that the liquidity available to our holding company and its operating subsidiaries remains adequate and we do not currently foresee a need to: (i) suspend ordinary dividends or forego repurchases of our common stock; (ii) seek a capital infusion; or (iii) seek any material non-investment asset sales.
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
During the first quarter of 2022, ECIC made a $120.0 million return of capital payment to its parent company, who in turn distributed that amount to the holding company. As a result of that distribution, ECIC cannot pay dividends for the remainder of 2022, without prior regulatory approval.
During the first quarter of 2022, EICN made a $9.7 million dividend payment to its parent company, who in turn distributed that amount to the holding company. As a result of that payment, EICN cannot pay any dividends for the remainder of 2022 without prior regulatory approval.
During the third quarter of 2022, EPIC made a $24.0 million dividend payment, EAC made a $23.2 million dividend payment, and CIC made a $2.7 million dividend payment to their respective parent companies, who in turn distributed that amount to the holding company. As a result of these payments, EPIC, EAC and CIC cannot pay any dividends for the remainder of 2022 without prior regulatory approval.
Total cash and investments at the holding company were $135.0 million at September 30, 2022, consisting of $94.8 million of cash and cash equivalents, $8.4 million of fixed maturity securities, and $31.8 million of equity securities.

On December 15, 2020, EHI entered into a Credit Agreement (the Credit Agreement) with a syndicate of financial institutions. The Credit Agreement provides EHI with a $75.0 million three-year revolving credit facility. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes. Pursuant to the Credit Agreement, EHI has the option to request an increase of the credit available under the facility, up to a maximum facility amount of $125.0 million, subject to the consent of lenders and the satisfaction of certain conditions. EHI had no outstanding advances under the Credit Agreement at September 30, 2022.
The interest rates applicable to loans under the Credit Agreement are generally based on a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Eurodollar rate (which will convert to an alternative reference rate once LIBOR is discontinued) plus a specified margin, ranging from 1.25% to 2.25%. Total interest paid and fees incurred pursuant to the Credit Agreement during the three and nine months ended September 30, 2022 was $0.1 million and $0.2 million, respectively.
The Credit Agreement contains covenants that require us to maintain: (i) a minimum consolidated net worth of no less than 70% of our stockholders’ equity as of September 30, 2020, plus 50% of our aggregate net income thereafter; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. At September 30, 2022, we were in compliance with all debt covenants.
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
Total cash and investments held by our operating subsidiaries was $2,495.3 million at September 30, 2022, consisting of $53.5 million of cash and cash equivalents, $2,226.7 million of fixed maturity securities, $156.7 million of equity securities, and $58.4 million of other invested assets. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of September 30, 2022 consisted of $53.3 million of cash and cash equivalents, $150.4 million of publicly traded equity securities whose proceeds are available within three business days and $767.0 million of highly liquid fixed maturity securities whose proceeds are available within three business days. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
EICN, ECIC, EPIC, and EAC are members of the FHLB. Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
As of September 30, 2022, our insurance subsidiaries had received advances of $182.5 million from the FHLB under the Standard Credit Program. The proceeds from these advances were used to purchase an equivalent amount of high-quality collateralized loan obligation securities. The annual interest rate on these advances is adjusted daily per SOFR. As of September 30, 2022, the Company's weighted average annual interest rate on these advances was 1.78%. Interest paid during the three and nine months ended September 30, 2022 totaled $1.0 million and $1.2 million, respectively. These advances can be repaid at any time without penalty and are collateralized by eligible investment securities.
During the second quarter of 2020, the FHLB announced its Recovery Advance Program. The Recovery Advance Program is a zero percent interest, six-month or one-year credit product that members can use to provide immediate relief to property owners, businesses, and other customers struggling with the financial impacts of the COVID-19 pandemic. Each member was allocated up to $10.0 million in advances under the Recovery Advance Program.
On May 11, 2020, our insurance subsidiaries received a total of $35.0 million of advances from the FHLB under the Recovery Advance Program. The advances were secured by collateral previously pledged to the FHLB by our insurance subsidiaries in support of our existing collateralized advance facility, which has been reduced by the amount of these outstanding advances. Our insurance subsidiaries repaid $15.0 million of such advances on November 4, 2020, $5.0 million on March 31, 2021, and $15.0 million on May 4, 2021. As of September 30, 2022, we have no outstanding advances under the Recovery Advance Program.
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
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $690.1 million and $861.4 million were on deposit at September 30, 2022 and December 31, 2021, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $70.0 million securities on deposit at both September 30, 2022 and December 31, 2021.
Certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $2.7 million and $3.1 million at September 30, 2022 and December 31, 2021, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the nine months ended:

	September 30,
	2022	2021
	(in millions)
Cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$67.5	$(9.3)
Investing activities	(97.7)	22.5
Financing activities	103.2	(78.0)
Increase (decrease) in cash, cash equivalents, and restricted cash	$73.0	$(64.8)
For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2022 included net premiums received of $478.1 million and investment income received of $60.2 million. These operating cash inflows were partially offset by net claims payments of $286.6 million, underwriting and general and administrative expenses paid of $111.1 million, commissions paid of $59.9 million, and federal income taxes paid of $11.6 million.
Net cash used in operating activities for the nine months ended September 30, 2021 included net premiums received of $418.5 million and investment income received of $60.0 million. These operating cash inflows were more than offset by net claims payments of $298.7 million, underwriting and general and administrative expenses paid of $112.1 million, commissions paid of $52.7 million, and federal income taxes paid of $23.9 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 were primarily related to FHLB advances received, and reinvestment of funds from investment sales, maturities, redemptions, and interest income. These investing cash outflows were partially offset by investment sales, maturities and redemptions whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases.
Net cash provided by investing activities for the nine months ended September 30, 2021 were primarily related to sales, maturities, and redemptions of investments whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases, partially offset by reinvestment of funds from investment sales, maturities, redemptions, and interest income.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 was primarily related to FHLB advances received partially offset by common stock repurchases and stockholder dividend payments. During the nine months ended September 30, 2022, we also borrowed and subsequently repaid $10.0 million under the Credit Agreement.
Net cash used in financing activities for the nine months ended September 30, 2021 was primarily related to common stock repurchases, stockholder dividend payments, and repayments of FHLB advances. During the nine months ended September 30, 2021, we also borrowed and subsequently repaid $27.0 million under the Credit Agreement.

Dividends
We paid $49.3 million and $21.5 million in dividends to our stockholders for the nine months ended September 30, 2022 and 2021, respectively. The dividends paid during 2022 included a special dividend of $1.00 per share, which totaled $27.5 million, paid to eligible shareholders on June 15, 2022. The declaration and payment of future dividends to common stockholders, including any special dividends that may be declared in the future, will be at the discretion of our Board of Directors and will depend upon many factors including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors our Board of Directors deems relevant. On October 26, 2022, the Board of Directors declared a quarterly dividend per share of $0.26, which is payable November 23, 2022 to stockholders of record on November 9, 2022.
Share Repurchases
We repurchased 186,799 shares of our common stock for $7.4 million during the three months ended September 30, 2022. Future repurchases of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, general business and social economic conditions, legal, tax, regulatory, and/or contractual restrictions, and any other factors our Board of Directors deems relevant.
Capital Resources
As of September 30, 2022, the capital resources available to us consisted of $919.0 million of stockholders’ equity and the $108.1 million Deferred Gain.
Contractual Obligations and Commitments
Other than operating expenses, current and long-term cash requirements include the following contractual obligations and commitments as of September 30, 2022:
Leases
We have entered into lease arrangements for certain equipment and facilities. As of September 30, 2022, we had lease payment obligations of $15.5 million, with $3.5 million payable within 12 months.
Other Purchase Obligations
We have other purchase obligations that primarily consist of non-cancellable obligations to acquire capital assets, commitments for information technology and related services, software acquisition and license commitments and other legally binding agreements to purchase services that are to be used in our operations. As of September 30, 2022, we had other purchase obligations of $27.8 million, with $9.4 million payable within 12 months.
Unfunded Investment Commitments
We have investments in private equity limited partnerships that require capital distributions to fund the investments and can be called at any time deemed necessary. As of September 30, 2022, we had unfunded investment commitments of $57.3 million.
FHLB Advances
We received advances of $182.5 million from the FHLB under the Standard Credit Program. These advances can be repaid at any time without prepayment penalties or additional fees.
Unpaid Losses and LAE Expenses
We have developed unpaid losses and LAE expense payment patterns that are computed based on historical information. Our calculation of loss and LAE expense payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, to the extent that current estimates of losses and LAE expense vary from actual ultimate claims amounts due to variations between expected and actual payment patterns. As of September 30, 2022, we had unpaid losses and LAE reserves of $1,979.9 million, of which $320.3 million is currently expected to be paid within 12 months.
The unpaid losses and LAE expense payment patterns are gross of reinsurance recoverables for unpaid losses. As of September 30, 2022, we had reinsurance recoverables on unpaid losses and LAE of $456.4 million, of which $31.2 million is currently expected to be received within 12 months.
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

As of September 30, 2022, our investment portfolio consisted of 90% fixed maturity securities. We strive to limit the interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.0 at September 30, 2022. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “A,” using ratings assigned by Standard & Poor’s (S&P) or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity securities portfolio had a weighted average quality of “A+” as of September 30, 2022. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $182.2 million at September 30, 2022, which represented 8% of our investment portfolio at that time. We also have a $6.3 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our other invested assets made up 2% of our investment portfolio as of September 30, 2022 and include private equity limited partnerships. Our investments in private equity limited partnerships totaled $58.4 million at September 30, 2022 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. We expect to receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment or portion thereof, from time-to-time during the full course of the fund term. As of September 30, 2022, we had unfunded commitments to these private equity limited partnerships totaling $57.3 million.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average ending book yield, (each based on the book value of each category of invested assets) as of September 30, 2022.

Category	Estimated Fair Value	Percentage of Total	Book Yield
	(in millions, except percentages)
U.S. Treasuries	$90.7	3.8%	2.3%
U.S. Agencies	2.1	0.1	2.9
States and municipalities	355.1	14.7	3.1
Corporate securities	901.7	37.3	3.4
Residential mortgage-backed securities	353.5	14.6	3.0
Commercial mortgage-backed securities	57.5	2.4	3.2
Asset-backed securities	59.5	2.5	4.0
Collateralized loan obligations	259.6	10.7	4.1
Foreign government securities	9.6	0.4	2.8
Other securities	145.8	6.0	6.0
Equity securities	182.2	7.5	3.2
Total investments at fair value	$2,417.3	100.0%
Weighted average yield			3.6%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of September 30, 2022 by credit rating category, using the lower of the ratings assigned by Moody’s Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	13.6%
“AA”	36.4
“A”	26.7
“BBB”	12.4
Below Investment Grade	10.9
Total	100.0%
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
In addition to recognizing realized gains and losses upon the disposition of an investment security, we also recognize realized gains or losses on AFS debt securities for changes in CECL. As of September 30, 2022, we have a $4.7 million allowance for CECL on AFS debt securities. During the nine months ended September 30, 2022, we recognized a net $4.5 million increase to our allowance for CECL on AFS debt securities. The remaining fixed maturity securities whose total fair value was less than amortized cost at September 30, 2022, were those in which we had no intent, need, or requirement to sell at an amount less than their amortized cost.
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
The economic disruptions caused by inflationary pressures, geo-political conditions and the COVID-19 pandemic, have impacted the credit risk associated with certain of our investment holdings, reinsurance recoverables and premiums receivable. As of September 30, 2022, we have a $4.7 million allowance for CECL on our fixed maturity portfolio. See Note 5 to the consolidated financial statements.
Interest Rate Risk
Investments
The fair value of our fixed maturity portfolio is exposed to interest rate risk, which is the risk of a change in fair value resulting from changes in prevailing interest rates, which we strive to limit by managing duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 4.0 at September 30, 2022. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and the impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of September 30, 2022. The estimated changes in fair values on our fixed maturity securities, which had an aggregate value of $2,235.1 million as of September 30, 2022, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(253.8)	(11.4)%
200 basis point rise	(173.9)	(7.8)
100 basis point rise	(88.9)	(4.0)
50 basis point decline	46.1	2.1
100 basis point decline	92.9	4.2
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of September 30, 2022, the par value of our commercial and residential mortgage-backed securities holdings was $451.6 million, and the amortized cost was 103.0% of par value. Since a majority of our mortgage-backed securities were purchased at a premium that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The commercial and residential mortgage-backed securities portion of the portfolio represented 17.0% of our total investments as of September 30, 2022. Agency-backed residential mortgage pass-throughs represented 92.0%, of the residential mortgage-backed securities portion of the portfolio as of September 30, 2022.
For reference, from December 31, 2021 to September 30, 2022, the 5-year U.S. Treasury yield increased by 280 basis points, and our resulting pre-tax unrealized losses on fixed maturity securities totaled $283.5 million.
Equity Price Risk
Equity price risk is the risk that we may incur losses in the fair value of the equity securities we hold in our investment portfolio. Adverse changes in the market prices of the equity securities we hold in our investment portfolio would result in decreases in the fair value of our total assets on our Consolidated Balance Sheets and in net realized and unrealized gains and losses on our Consolidated Statements of Comprehensive Income. Economic and market disruptions caused by geo-political conditions, inflationary pressures and the COVID-19 pandemic, have resulted in volatility in the fair value of our equity securities. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors.
The table below shows the sensitivity of our equity securities at fair value to price changes as of September 30, 2022:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Decrease in Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Increase in Total Equity Securities
Equity securities	$146.5	$182.2	$164.0	$(18.2)	$200.4	$18.2
Effects of Inflation
Recent economic slowdowns, financial market volatility, supply chain disruptions, monetary and fiscal policy measures, heightened geo-political tensions and fluctuations in interest rates have contributed to higher levels of inflation and may continue to lead to elevated levels of inflation in future periods.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the Company’s repurchases of its common stock during the third quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
July 1 - July 31	96,223	$40.89	96,223	$52.6
August 1 - August 31	90,576	38.48	90,576	49.1
September 1 - September 30	—	—	—	49.1
	186,799	$39.72	186,799
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

EMPLOYERS HOLDINGS, INC.

Date:	October 28, 2022	/s/ Michael S. Paquette
Michael S. Paquette
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)