Form 10-K
period 2022-12-31
Employers Holdings, Inc.
filed 2023-02-24
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D–1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 was $833,617,786.
As of February 21, 2023, there were 27,135,006 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated by reference in Items 11, 12, 13 and 14 of Part III of this report.

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

PART I
Item 1. Business
General
Employers Holdings, Inc. (EHI) is a holding company, which was incorporated in Nevada in 2005, with subsidiaries that are specialty providers of workers' compensation insurance and services focused on select, small businesses engaged in low-to-medium hazard industries. We operate throughout the United States (U.S.), with the exception of four states that are served exclusively by their state funds. We offer insurance through Employers Insurance Company of Nevada (EICN), Employers Compensation Insurance Company (ECIC), Employers Preferred Insurance Company (EPIC), Employers Assurance Company (EAC) and Cerity Insurance Company (CIC), each of which have been assigned an A.M. Best Company (A.M. Best) financial strength rating of "A-" (Excellent), with a "positive" outlook, which is the 4th highest of 13 A.M. Best ratings.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, and Proxy Statements for our Annual Meetings of Stockholders are available free of charge on our website at www.employers.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Securities Exchange Act of 1934. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, and charters for the Audit, Board Governance and Nominating, Executive, Finance, Human Capital Management and Compensation, and Risk Management, Technology and Innovation committees of our Board of Directors are available on our website. Information in, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. Copies of these documents may also be obtained free of charge by written request to Investor Relations, 10375 Professional Circle, Reno, Nevada 89521-4802. The SEC also maintains a website at www.sec.gov that contains the information that we file electronically with the SEC.
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
Insurance companies operating at a GAAP combined ratio of greater than 100% can be profitable when investment income and net investment gains are taken into account. The length of time between receiving premiums and paying out losses and other expenses, commonly referred to as the "tail," can significantly affect how profitable float can be. Long-tail losses, such as workers' compensation, pay out over longer periods of time, which provides us the opportunity to generate significant investment earnings from float.
Underwriting income or loss is determined by deducting losses and LAE, commission expenses, and underwriting and general and administrative expenses from net premiums earned.
Current Macroeconomic Impacts on our Business
The effects of supply chain interruptions, lingering U.S. labor market shortages impacting certain employer classifications that we insure, inflationary pressures, monetary and fiscal policy measures, recessionary concerns, geo-political conditions, overall general economic instability and the COVID-19 pandemic have caused recent disruptions in business activity. All states, including California where we generated 45% of our in-force premiums as of December 31, 2022, have experienced adverse economic impacts. Certain classes of business that we insure continue to be adversely and disproportionately affected by these challenges.

Premium Production and Ending Policies In-Force
Our growth in 2022 was the result of higher new and renewal business premiums and final audit premiums. We increased our final audit premium accruals by $24.6 million and recognized $34.8 million of audit premium pick-up, as our payroll exposure increased with U.S. labor market strengthening and rising wages. For 2022, our new business premiums written were $167.7 million versus $145.2 million in 2021 and $133.3 million in 2020.
We ended the year with a record number of policies in-force. This growth resulted in part from our continued appetite expansion efforts, which are complementary to our business model and are contributing favorably to our top-line growth. As U.S. labor market shortages improve and wage inflation continues, we expect that rising payrolls will bring further improvement to our top line.
Fluctuations in Investment Income and Investment Gains and Losses on our Investment Portfolio
Increases in market interest rates throughout 2022 have negatively impacted the fair value of our fixed maturity investments. In addition, economic and market disruptions in 2022 caused by inflationary pressures and geo-political conditions have negatively impacted the fair value of our equity securities. The negative impacts to our investment portfolio experienced in 2022 have consisted primarily of unrealized investment losses. Conversely, the recent increases in market interest rates have favorably impacted our net investment income in 2022.
Our net investment income increased significantly in 2022 due primarily to higher bond yields and higher invested balances of fixed maturity securities, short-term investments and cash and cash equivalents, as measured by amortized cost. The future outlook for our investment income is dependent on the direction of interest rates, maturity schedules, and cash available for investment.
We experienced $252.5 million and $69.0 million of pretax net unrealized investment losses on our fixed maturity investments during 2022 and 2021, respectively, which resulted from an increase in market interest rates. Conversely, we experienced $63.1 million of pretax net unrealized investment gains on our fixed maturity investments during 2020, which resulted from decreases in market interest rates.
Our Strategy
Business Strategy
Our strategy is to pursue profitable growth opportunities across workers' compensation insurance market cycles and maximize total investment returns within the constraints of prudent portfolio management. We pursue profitable growth opportunities by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-term relationships with traditional and specialty insurance agencies, developing important alternative distribution channels, and offering workers' compensation insurance solutions directly to customers. We believe that developing and implementing new technologies and capabilities will fundamentally transform and enhance the digital experience of our workforce, customers, policyholders and agents. These new technologies and capabilities include: (i) continued investments in new technology, data analytics, and process improvement capabilities focused on improving the agent experience and enhancing agent efficiency; and (ii) the further development of digital insurance solutions, including direct-to-customer workers' compensation coverage and further developing collaborations with strategic digital partners. We also continue to execute a number of ongoing business initiatives, including: achieving internal and customer-facing business process excellence; further diversifying our risk exposure across geographic markets and economic sectors, when appropriate; and utilizing a multi-company pricing platform and territory-specific pricing.
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
The following highlights several of our most significant ESG concerns, opportunities and achievements and outlines our strategy with regard to each:

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
Our Investment Managers actively monitor the ability of our bond issuers to repay their obligations, remain competitive, and maintain a strong financial position. Our Investment Managers also consider ESG criteria when evaluating investment opportunities. Each of our Investment Managers are signatories to the United Nations Principles for Responsible Investment Group, an independent non-profit organization that encourages investors to use responsible and sustainable investment practices to enhance returns and better manage risks.
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
Carbon Footprint - We have been taking action to reduce our carbon footprint. In the past 24 months, we have made a major move to shift our workforce to more remote and flexible arrangements, thus sharply reducing or eliminating commutes and their resulting carbon emissions. In fact, we have eliminated over 1 million miles of annual commuting by our employees through these actions. In addition, we have closed offices in various states and these employees are working entirely remote, thus reducing our purchased energy. The national average energy usage for office spaces like ours is 15.9 kWh/sq ft annually, according to the U.S. Energy Information Administration. Our average across all of our facilities was 8.4 kWh/sq ft in 2021, less than 53% of the national average.
We have made a concerted effort to limit travel within our operations. We have reduced our in-person board meetings by 50%, shifting to a more virtual environment.
We are also creating more sustainable business practices by building digital systems that will allow our customers to "go paperless" and improving our digital delivery capabilities that will keep future paper waste to a minimum.
In 2022, we released our initial Task Force on Climate Related Financial Disclosures (TCFD) Report, which is the standard for insurance companies to report their climate related risks that was adopted by the National Association of Insurance Commissioners. The TCFD standard is currently the international benchmark for climate-related disclosures and helps stakeholders understand the climate-related risks to the insurance market. Our 2022 TCFD report is posted on the Company's website at www.employers.com in the Investors section under “ESG and Related Reports.”
II. Social
The Human Capital Management and Compensation Committee of our Board of Directors provides advice and oversight of our policies and strategies in relation to culture and human capital management, including diversity, equity and inclusion.
We had 676 full-time employees at December 31, 2022 and our principal executive offices are located at 10375 Professional Circle in Reno, Nevada.
Human Capital - We believe that our employees are among our most important resources and they are critical to our continued success, good name and reputation. Our strategy is to attract and retain responsible, talented and experienced individuals through various initiatives that promote inclusion, diversity and fair pay. We continue to take positive action to increase diversity and inclusion within the Company. For example, we made improvements in female representation in leadership roles, and launched a review of hiring, promotion and succession practices at all levels within the Company. Through these initiatives, we seek to create an inclusive and engaged work community, minimize employee turnover, and improve recruitment.
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
We are also committed to advancing diversity, equity, and inclusion across our organization. With respect to gender, we have made improvements in female representation in leadership roles such that women currently represent 64% of all our employees, 68% of our managers and supervisors, 36% of our vice presidents and directors, 56% of our executive team and 33% of our independent members of the Board of Directors. We will continue to take positive action to increase diversity and inclusion at all levels of the Company. Some of our recent initiatives include: (i) completing a series of diversity and inclusion focus groups facilitated by our Human Resources team; (ii) developing and launching an employee affinity group framework; (iii) launching a review of our hiring, promotion, and succession practices to increase diversity and inclusion at all levels of the organization; (iv) sponsoring and supporting the International Women’s Forum, an organization of 7,500 women leaders worldwide with a mission to advance women’s leadership and champion equality, and its 2022 World Leadership Conference.
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
We are also committed to philanthropic efforts that focus on children and education, equity and inclusion in the workplace, health and science, and catastrophic event relief. We sponsor various non-profit organizations and have employees serving on various boards at both the national and local levels. We also formed a Charitable Giving Committee in 2021 that is responsible for guiding our corporate giving programs at the national, regional, and individual employee levels. Our employee matching program launched in 2022 encourages and supports employees' efforts to make a difference in their communities.
Policyholders and Their Employees - Our approach to our Risk Advisory services is focused on assisting our policyholders in developing a positive safety culture, helping to ensure employees have a voice and are active participants in their workplace safety and well-being. Among our loss control services are hazard analyses to evaluate operations and make recommendations for hazard control, management and supervisory education programs to assist in reinforcing best health and safety practices, and employee safety presentations and training.
For injured workers, we utilize an outcome-based medical network that employs predictive analytics to identify medical providers who achieve superior clinical outcomes for injured workers. This enables us to optimize our provider network and enhance quality of care. We have also implemented a proactive pharmacy benefit management program that focuses on accelerating injured workers’ return to work. Additionally, our Injured Employee Hotline allows employees who are injured at work to consult with a professional nurse when reporting a claim. This service has proven to reduce overall claims costs, thus benefiting all of our policyholders while ensuring the injured worker receives appropriate and timely care.
We are also committed to small businesses and the challenges they endured during the COVID-19 pandemic. When businesses had to reduce their workforce, our mid-term endorsements and premium audit processes ensured that the premiums charged to our policyholders accurately reflected any changes in their business operations that had occurred since the policy was issued. At the same time, we donated to the COVID worker relief programs of the restaurant associations with whom we partner. In addition, we co-hosted webinars with various restaurant associations and healthcare companies on mental health in the workplace, with particular focus on the stress people experienced from the pandemic and returning to work.
III. Governance
Board and Management Composition and Conduct - Our Annual Proxy Statements and Annual Reports on Form 10-K provide details regarding the composition of our Board of Directors and our management. As previously mentioned, the Human Capital Management and Compensation Committee of our Board of Directors provides advice, direction and oversight of the Company's policies and strategies in relation to culture and human capital management, including with regard to diversity, equity and inclusion, and oversees the Company's compensation plans, policies, programs and practices applicable to our Chief Executive Officer (CEO) and other executive officers, including the Company's executive compensation plans, employee benefit plans, and incentive-compensation and equity-based plans.
Our Board of Directors is composed of members with diverse and varied ages, genders, racial and ethnic backgrounds and wide-ranging professional experiences. All members of our Board of Directors are independent, with the exception of our CEO Katherine Antonello. Our Board of Directors’ Committee Charters, Corporate Governance Guidelines, Related Person Transactions Policy and Procedures, Code of Business Conduct and Ethics, and Code of Ethics for Senior Financial Officers are posted on the Company's website at www.employers.com.

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
Fraud Prevention - We aim to safeguard our policyholders to fight workers' compensation fraud nationwide. Our Special Investigation Unit (SIU) works diligently to fight fraud, an effort that reduces costs and protects policyholders. Our SIU provides anti-fraud training to employees, law enforcement agencies and policyholders, investigates potential cases of insurance fraud and maintains a fraud hotline for tips on suspected insurance fraud.
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
We also believe in returning equity capital not needed for these purposes to our stockholders through regular quarterly dividends and, when feasible, special dividends, and common stock repurchases. During the three-year period ending December 31, 2022, we paid dividends on our common stock and eligible plan awards totaling $149.8 million and we repurchased a total of $172.4 million of our common stock. Any future returns of equity capital to our stockholders are dependent on a variety of factors, including our financial position, holding company liquidity, share price, corporate and regulatory requirements, and any other factors that our Board of Directors deems relevant.
Description of Business
We are a specialty provider of workers' compensation insurance focused on select small businesses in low-to-medium hazard industries. We employ a disciplined, conservative underwriting approach designed to individually select specific types of businesses, predominantly those in the lowest four of the seven workers' compensation insurance industry-defined hazard groups, that we believe will have fewer and less costly claims relative to other businesses in the same hazard groups. Workers' compensation is provided under a statutory system wherein most employers are required to provide coverage for their employees' medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers' compensation insurance throughout the United States, with a concentration in California, where 45% of our in-force premiums are generated.
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

We had total assets of $3.7 billion and $3.8 billion at December 31, 2022 and 2021, respectively. The following table highlights key results of our operations for the last three years.

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Net premiums written	$707.2	$583.1	$574.9
Total revenues	713.5	703.1	711.4
Net income	48.4	119.3	119.8
Our insurance subsidiaries are domiciled in the following states:

State of Domicile
Employers Insurance Company of Nevada (EICN)	Nevada
Employers Compensation Insurance Company (ECIC)	California
Employers Preferred Insurance Company (EPIC)	Florida
Employers Assurance Company (EAC)	Florida
Cerity Insurance Company (CIC)	New York
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
Loss Control Services
Our Risk Advisory and Loss Control group manages our programs geared toward helping our small business partners increase workplace safety and provide timely and appropriate care to their injured employees. We provide expert advice on the root cause of incidents and assistance in the development of policies and programs to help protect workers and navigate the often confusing worker’s compensation process.
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
Reportable Segments
We have two reportable segments: Employers and Cerity. Each of these segments represents a separate and distinct distribution channel through which we conduct our insurance business. This presentation allows the reader, as well as our chief operating decision makers, to objectively analyze the business originated through each of these channels.
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
Information Technology
Core Operating Systems
We believe we have a cost-effective and scalable information technology infrastructure that complements our geographic reach and business model. We continue to invest in technology to automate business processes and advanced data and analytics capabilities that will enable us to reduce our operating costs over the long-term and set a foundation for our future needs. Our technology saves our insurance agents and brokers, and our policyholders considerable time and maintains our competitiveness in our target markets.
Development and Implementation of New Technologies and Capabilities
We believe that our ongoing plan to develop and implement new technologies and capabilities will fundamentally transform and enhance the digital experience of our workforce, customers, policyholders, and agents. These new technologies and capabilities include: (i) continued investments in new technology, data analytics, and process improvement capabilities focused on improving the agent experience and enhancing agent efficiency; and (ii) the further development of digital insurance solutions, including direct-to-customer workers' compensation coverage and further developing collaborations with strategic digital partners. We believe that these technological and intellectual capabilities will support our future growth initiatives, provide direct access to workers' compensation insurance to those customers seeking an online experience, provide us with greater pricing precision and flexibility, and promote long-term value creation. As part of our continued technology and process improvement initiatives, we implemented a new comprehensive claims system in 2021, which we believe will enable us to continue enhancing and streamlining our claims handling processes.
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
Workers' Compensation Premiums
Generally, the workers' compensation insurance industry classifies risks into seven hazard groups and is based on the expected extreme loss per claim, with businesses in the first or lowest group having the lowest expected extreme loss per claim.
We target select small businesses engaged in low-to-medium hazard industries. Our historical loss experience has been more favorable for lower industry-defined hazard groups than for higher hazard groups. Further, we believe it is generally less costly to service and manage the risks associated with these lower hazard groups. Our underwriters use their local market expertise and disciplined underwriting to select specific types of businesses and risks within the classes of business we underwrite that allow us to generate loss ratios that are better than the industry average.
Our total in-force premiums were $622.5 million, $571.4 million and $577.9 million as of December 31, 2022, 2021, and 2020, respectively. In-force premiums represent the estimated annual premium on all policies that are active and in-force at that date. More specifically, in-force premiums include policy endorsements but exclude final audit premium. When adjusting for estimated final audit premium, our total in-force premiums were $665.0 million, $612.9 million and $575.2 million as of December 31, 2022, 2021, and 2020, respectively. We focus on in-force premium because it represents premium that is available for renewal in the future.
The following table shows our in-force premiums, our in-force premiums including estimated final audit premium, and number of policies in-force for each of our largest states and all other states combined as of December 31:

	2022		2021		2020
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$279.7	42,876	$258.4	40,704	$262.0	39,610
Florida	49.4	9,417	41.1	7,989	37.9	6,898
New York	27.3	7,497	24.5	7,307	26.7	6,657
Other (43 states and D.C.)	266.1	61,566	247.4	55,350	251.3	50,341
Total in-force	$622.5	121,356	$571.4	111,350	$577.9	103,506
Estimated audit premium	42.5	—	41.6	—	(2.7)	—
Total in-force, including estimated audit premium	$665.0	121,356	$612.9	111,350	$575.2	103,506
From 2020 through 2022, our total in-force premiums increased 7.7% and our policies in-force increased 17.2%.

The following table sets forth our in-force premiums, excluding estimated final audit premium, by hazard group and as a percentage of our total in-force premiums as of December 31:

Hazard Group	2022	Percentage of 2022 Total	2021	Percentage of 2021 Total	2020	Percentage of 2020 Total
	(in millions, except percentages)
A	$126.4	20.3%	$125.6	22.0%	$138.1	23.9%
B	174.6	28.0	162.8	28.5	161.6	28.0
C	181.3	29.2	173.0	30.3	170.4	29.5
D	101.3	16.3	92.1	16.1	92.1	15.9
E	28.6	4.6	15.1	2.6	12.8	2.2
F	9.5	1.5	2.3	0.4	2.3	0.4
G	0.8	0.1	0.5	0.1	0.6	0.1
Total in-force	$622.5	100.0%	$571.4	100.0%	$577.9	100.0%
In-force premiums, excluding estimated final audit premium, for our top ten employer classifications as of December 31, 2022, and as a percentage of our total in-force premiums as of December 31, 2022, 2021, and 2020 were as follows:

	2022		2021	2020
Employer Classifications	In-force Premiums	Percentage of Total	Percentage of Total	Percentage of Total
	(in millions, except percentages)
Restaurants and Other Eating Places	$120.9	19.4%	21.1%	23.4%
Traveler Accommodation	41.0	6.6	7.3	7.4
Automobile Dealers	24.9	4.0	4.5	5.0
Automotive Repair and Maintenance	24.4	3.9	4.2	4.5
Services to Buildings and Dwellings	23.2	3.7	3.1	2.5
Offices of Physicians	20.9	3.4	3.7	3.7
Real Estate Management	20.6	3.3	3.3	3.6
Schools	18.7	3.0	3.0	2.9
Other Store Retailers	16.3	2.6	2.6	2.8
Wholesale Stores	15.2	2.4	2.6	2.6
Total	$326.1	52.3%	55.4%	58.4%
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
As of December 31, 2022 and 2021, our policyholders had average annual in-force premiums of $5,130 and $5,131, respectively. When adjusting for estimated final audit premium, as of December 31, 2022 and 2021, our policyholders had average annual in-force premiums of $5,480 and $5,504, respectively. We are not dependent on any single policyholder, and the loss of any single policyholder would not have a material adverse effect on our business.
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
For a detailed description of our reserves, the judgments, key assumptions and actuarial methodologies that we use to estimate our reserves, see "Item 7 –Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations –Critical Accounting Estimates –Reserves for Losses and LAE" and Note 9 in the Notes to our Consolidated Financial Statements.
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
Excess of Loss Reinsurance
Our current reinsurance program applies to all covered losses occurring between 12:01 a.m. July 1, 2022 and 12:01 a.m. July 1, 2023 and consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions. The coverage under our annual reinsurance programs that ended each of July 1, 2022 and 2021 was $190.0 million in excess of our $10.0 million retention on a per occurrence basis. We are solely responsible for any losses we suffer above $200.0 million except those covered by the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA of 2019). See "—Terrorism Risk Insurance Program." Covered losses that occur prior to expiration or cancellation of the applicable reinsurance agreement continue to be obligations of the subscribing reinsurers, subject to the other conditions in the agreement. The subscribing reinsurers may terminate the agreement only for our breach of the obligations of the agreement. We are responsible for the losses if the subscribing reinsurer cannot or refuses to pay.
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

Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775.0 million in cash. The LPT Agreement, which ceded to the reinsurers substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2.0 billion, excluding losses for burial and transportation expenses. The estimated remaining liabilities subject to the LPT Agreement were approximately $308.6 million and $328.7 million, as of December 31, 2022 and 2021, respectively (See Note 10 in the Notes to our Consolidated Financial Statements). Losses and LAE paid with respect to the LPT Agreement totaled approximately $858.9 million and $838.8 million through December 31, 2022 and 2021, respectively.
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
We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain was recorded as a liability on our Consolidated Balance Sheets as Deferred Gain. We are also entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement through June 30, 2024. As of December 31, 2022, our estimate of the ultimate expected contingent profit commission was $69.3 million, of which $55.4 million has been settled.
Recoverability of Reinsurance
Reinsurance holds the assuming reinsurer liable to the ceding company to the extent of the reinsurance; however, it does not discharge the ceding company from its primary liability to its policyholders in the event the reinsurer cannot or refuses to pay its obligations under such reinsurance. We monitor the financial strength of our reinsurers and do not believe that we are currently exposed to any material credit risk as substantially all of our reinsurance is recoverable from large, well-capitalized reinsurance companies with A.M. Best financial strength ratings of "A-" (Excellent), or better. At December 31, 2022, $1.7 million was held as collateral by cash or letters of credit for our reinsurance recoverables.
We review the aging of our reinsurance recoverables on a quarterly basis and no material amounts due from our reinsurers have been written-off as uncollectible since our inception in 2000. At December 31, 2022, we had no reinsurance recoverables on paid losses that were greater than 90 days overdue.
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
As of December 31, 2022, the total carrying value of our investment portfolio was more than $2.5 billion. These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.

While we oversee all of our investment activities, we employ independent Investment Managers. Our Investment Managers follow our written investment guidelines, which are approved by the Finance Committee of the Board of Directors. Our asset allocation is reevaluated by management and reviewed by the Finance Committee of the Board of Directors on a quarterly basis. We also utilize our Investment Managers' investment advisory services to assist us in developing a tailored set of portfolio targets and objectives.
Our Investment Managers actively monitor the ability of our bond issuers to repay their obligations, remain competitive, and maintain a strong financial position. Our Investment Managers also consider ESG criteria when evaluating investment opportunities. Each of our Investment Managers are signatories to the United Nations Principles for Responsible Investment Group, an independent non-profit organization that encourages investors to use responsible and sustainable investment practices to enhance returns and better manage risks.
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
Marketing and Distribution
We market and sell our workers' compensation insurance products through: (i) local, regional, specialty and national insurance agents and brokers; (ii) national, regional, and local trade groups and associations; and (iii) direct-to-customer interactions.
Traditional Insurance Agents and Brokers
We establish and maintain strong, long-term relationships with our vetted and appointed traditional insurance agencies that actively market our products and services. We offer ease of doing business, provide responsive service, and pay competitive commissions. Our sales representatives and underwriters work closely with these agencies to market and underwrite our business. This results in enhanced understanding of the businesses, the risks we underwrite, and the needs of prospective customers. We do not delegate underwriting authority to agents or brokers.
We had approximately 2,523 traditional insurance agencies that marketed and sold our insurance products at December 31, 2022. These agencies generated 69.3%, 71.8%, and 72.8% of our in-force premiums at December 31, 2022, 2021, and 2020, respectively, and our largest traditional insurance agency generated less than five percent of our in-force premiums at each of December 31, 2022, 2021, and 2020.
Specialty Agents and Distribution Partners
We have developed and continue to add other important and emerging distribution channels for our products and services that serve as an alternative to our strong traditional insurance agency channel. These additional channels include distribution partners that utilize partnerships and alliances with entities such as payroll companies, and health care and property and casualty insurers, as well as digital agents and marketplaces. Our workers’ compensation insurance products are jointly offered and marketed with and through our partners and alliances.
Select insurance agencies who possess deep expertise in specialized industries market and sell our insurance products that generally fall outside of our traditional appetite, such as senior care and parcel delivery.
Specialty agents and distribution partners generated 30.7%, 28.2%, and 27.2% of our in-force premiums as of December 31, 2022, 2021, and 2020, respectively. Our strong presence and relationships with these digital and payroll specialty entities allow us to approach new customers that we would not otherwise have access to through our traditional insurance agency distribution channel. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our traditional agents, and we continue to actively seek new partnerships and alliances in these areas.
A significant concentration of our business is being generated by our specialty agent ADP. ADP is the largest payroll services provider in the United States. As part of its services, ADP sells our workers' compensation insurance product along with its payroll and accounting services through its insurance agency and field sales staff. ADP generated 15.0%, 13.1%, and 12.9% of our in-force premiums as of December 31, 2022, 2021, and 2020, respectively. The majority of this business is written through ADP's small business unit, which specializes in accounts from 1 to 50 employees. Our relationship with ADP is non-exclusive; however, we believe that we are a key partner for ADP in our selected markets and classes of business.
Our digital distribution channel utilizes proprietary application programming interfaces (APIs) to submit, quote and bind applications for workers' compensation insurance. Our digital channel is comprised of digital marketplace platforms as well as appointed digital retail and wholesale agency models. Digital agents generated 4.5%, 3.5%, and 2.6% of our in-force premiums as of December 31, 2022, 2021, and 2020, respectively. We continue to actively seek new digital distribution partnerships and expect our existing partnerships to continue to growth in this channel.
Direct-to-Customer
To address the changing buying behaviors of small and micro-businesses, we launched Cerity, which offers digital insurance solutions, including direct-to-customer workers' compensation coverage. Cerity specializes in smaller risks in those classes of business where we believe that customers prefer an online experience and offers a digital and mobile-friendly experience that allows small businesses to easily acquire and maintain their policies.
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
Change of Control. Our insurance subsidiaries are domiciled in California, Florida, Nevada, and New York. The insurance laws of these states generally require that any person seeking to acquire control of a domestic insurance company must obtain the prior approval of the state's insurance commissioner. In California, Florida, Nevada, and New York, "control" is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states in which we are licensed require pre-notification to the state's insurance commissioner of a change in control of a non-domestic insurance company licensed in those states.
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
Under the Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These risk-based capital (RBC) requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model, known as the "Authorized Control Level" of RBC. At December 31, 2022, each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements.
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

Item 1A. Risk Factors
Investing in our common stock involves risks. When evaluating the Company, you should carefully consider the risks described below, together with all the information included or incorporated by reference in this report. The risks facing the Company include, but are not limited to, those described below. Additional risks that we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The occurrence of one or more of these events could significantly and adversely affect our business, financial condition, results of operations, cash flows, and stock price, and you could lose all or part of your investment.
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
Wage inflation can increase the payrolls of our policyholders, which is the basis for the premiums we charge. Wage inflation can also impact the amount of future indemnity losses that we may incur, which could serve to offset any increase in premiums and negatively impact our financial condition and results of operations.
Intense competition and the fact that we write only a single line of insurance could adversely affect our ability to sell policies at rates that we deem adequate.
The market for workers' compensation insurance products is highly competitive. Competition in our business is based on many factors, including premiums charged, services provided, ease of doing business, financial ratings assigned by independent rating agencies, speed of claims payments, reputation, policyholder dividends, perceived financial strength, and general experience. In some cases, our competitors offer lower priced products than we do. If our competitors offer more competitive prices, policyholder dividends, or payment plans, services or commissions to our agents, brokers, and other distributors, we could lose market share, have to reduce our premium rates, or increase commission rates, which could adversely affect our profitability. We compete with regional and national insurance companies, professional employer organizations, third-party administrators, self-insured employers, and state insurance funds. Our main competitors vary from state to state, but are usually those companies that offer a full range of services in underwriting, loss control, and claims. We compete on the basis of the services that we offer to our policyholders and on ease of doing business rather than solely on price.
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
Many of our competitors are multi-line carriers that can price the workers' compensation insurance they offer at a loss in order to obtain other lines of business at a profit. This creates a competitive disadvantage for us, as we only offer a single line of insurance. For example, a business may find it more efficient or less expensive to purchase multiple lines of commercial insurance coverage from a single carrier. Additionally, we primarily target small businesses, which may be more significantly and disproportionately impacted by a downturn in economic conditions.
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
Our business is concentrated in California, where we generated 45% of our in-force premiums as of December 31, 2022. Accordingly, the loss environment and unfavorable business, economic, demographic, natural perils, competitive, and regulatory conditions in California could negatively impact our business.
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
We rely on traditional insurance agents, specialty agents, brokers and other distribution partners.
We market and sell the majority of our insurance products through non-exclusive insurance agents and brokers. These agents and brokers are not obligated to promote our products and can and do sell our competitors' products. In addition, these agents and brokers may find it easier to promote the broader range of programs of some of our competitors than to promote our single-line workers' compensation insurance products. The loss or disruption of business from our insurance agents and brokers, or the failure or inability of these agents, and brokers, and our other distribution partners, to successfully market our insurance products could have a material adverse effect on our business, financial condition, and results of operations.
ADP, our largest distribution agent, generated 15.0% of our total in-force premiums as of December 31, 2022. Our agreement with ADP is not exclusive. The termination of this agreement, our failure to maintain a good relationship with ADP, or its failure to successfully market our products could each materially reduce our revenues and could have a material adverse effect on our results of operations. In addition, we are subject to the risk that ADP may face financial difficulties, reputational issues, or problems with respect to its own products and services, any of which may lead to decreased sales of our products and services. Significant industry consolidation among agencies (not limited to ADP), partners, or new entrants to the workers' compensation marketplace could impact our business opportunities and revenues.
We are also subject to credit risk with respect to certain of our insurance agents, brokers and other distribution partners, including ADP, as they collect insurance premiums on our behalf. Any failure to remit such premiums to us or to remit such amounts on a timely basis could have an adverse effect on our results of operations.

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
As our industry becomes increasingly reliant on data analytics to improve pricing and be more targeted in marketing, our competitors may have better information, greater financial resources and/or be more efficient in leveraging analytics than we are, which could put us at a competitive disadvantage.
If we are unable to obtain reinsurance or collect on ceded reinsurance, our ability to write new policies and to renew existing policies could be adversely affected and our financial condition and results of operations could be materially adversely affected.
At December 31, 2022, we had $451.3 million of reinsurance recoverable for paid and unpaid losses and LAE, of which $6.8 million was due to us on paid claims.
We purchase reinsurance to protect us against severe claims and certain catastrophic events. Our reinsurance protection covers natural perils and acts of terrorism events, but excludes nuclear, biological, chemical, and radiological events. On July 1, 2022, we entered into a new reinsurance program that is effective through June 30, 2023. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions.
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
We could be liable for some or all of those ceded losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers that are a party to such transaction. As of December 31, 2022, the estimated remaining liabilities subject to the LPT Agreement were $308.6 million. If we are unable to collect on these reinsurance recoverable, our financial condition and results of operations could be materially adversely affected.
The LPT Agreement requires each reinsurer to place assets supporting the payment of claims by them in individual trusts that require that collateral be held at a specified level. The collateralization level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we can require the reinsurers to contribute additional assets to maintain the required minimum level. The value of these assets at December 31, 2022 was $312.5 million. If the value of the collateral in the trusts drops below the required minimum level and the reinsurers are unable to contribute additional assets, we could be responsible for substituting a new reinsurer or paying those claims without the benefit of reinsurance. One of the reinsurers has collateralized its obligations under the LPT Agreement by placing shares of stock of a publicly held corporation in a trust. The other reinsurers have placed U.S. treasury and fixed maturity securities in trusts to collateralize their obligations to us. The value of this collateral is subject to market fluctuations.
The LPT Agreement provides us with the ability to novate any contract with the reinsurers to the LPT Agreement if the credit rating of any such reinsurer were to fall below "A-" (Excellent) as determined by A.M. Best.
Financial Risks
We focus on small businesses, and those businesses may be severely and disproportionately impacted by a downturn in economic conditions.
The effects of supply chain interruptions, lingering U.S. labor market shortages impacting certain employer classifications that we insure, inflationary pressures, monetary and fiscal policy measures, recessionary concerns, overall general economic instability and the COVID-19 pandemic have caused recent disruptions in business activity. All states, including California, where we generated 45% of our in-force premiums as of December 31, 2022, have experienced adverse economic impacts. Certain classes of business that we insure continue to be adversely and disproportionately affected by these challenges.
A downgrade in our financial strength rating could reduce the amount of business that we are able to write or result in the termination of certain of our agreements with our strategic partners.
Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. Our insurance subsidiaries are currently assigned a group financial strength rating of "A-" (Excellent), with a "positive" outlook, by A.M. Best, which is the rating agency that we believe has the most influence on our business. This rating is assigned to companies that, in the opinion of A.M. Best, have demonstrated an excellent overall performance when compared to industry standards.

A.M. Best considers "A-" (Excellent) rated companies to have an excellent ability to meet their ongoing obligations to policyholders. This rating does not refer to our ability to meet non-insurance obligations.
The financial strength ratings of A.M. Best and other rating agencies are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Insurers' financial strength ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors or as a recommendation to buy, hold, or sell securities. Our competitive position relative to other companies is determined in part by our financial strength rating. A reduction in our A.M. Best rating could adversely affect the amount of business we could write, as well as the relationships we currently have with our insurance agents, brokers, distribution partners, reinsurers, and others.
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
We establish and maintain reserves for our estimated losses and LAE. The loss reserves on our financial statements represent an estimate of amounts needed to pay and administer claims with respect to insured claims that have occurred, including claims that have occurred but have not yet been reported to us. Loss reserves are aggregate estimates of the ultimate outstanding cost of claims based on actuarial estimation techniques, are inherently uncertain, and do not represent an exact measure of liability. Additionally, any changes to our claims management and/or actuarial reserving processes could introduce volatility in our estimates of losses and LAE. Any changes in these estimates could be material and could have an adverse effect on our results of operations and financial condition during the period the changes are made.
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
Our estimates for losses and LAE include assumptions about the timing of closure and future payment of claims and claims handling expenses, such as medical treatments and litigation costs. Inflation is also incorporated in our reserving process through projections supported by historical loss emergence. Under the current elevated inflationary environment, additional inflationary considerations were included in determining the level and adequacy of our reserves, and particular consideration was given to medical and hospital inflation rates as these inflation rates have historically exceeded general inflation rates. To the extent that inflation causes these costs to increase above established reserves, we will be required to increase our loss and LAE reserve assumptions, which would reduce our earnings in the period in which assumptions are revised.
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
Workers' compensation insurance is statutorily required in all the states in which we do business, with the exception of Texas. State laws and regulations specify the form and content of policy coverage and the rights and benefits that are available to injured workers, their representatives, and medical providers. Additionally, any retrospective change in regulatory required benefits could materially increase the benefits costs that we would be responsible for to the extent of the legislative increase.
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
Single-payer healthcare proposals have been considered by the U.S. Government and certain states, including California, at various times in the past. Proposals of this nature have typically involved the establishment of a comprehensive, universal single-payer health care coverage program for the benefit of all residents of a particular jurisdiction. Under a single-payer system, universal healthcare could potentially cover all injuries, including those that occur in the workplace, which could limit or otherwise eliminate the offering and administration of workers’ compensation insurance coverage by private insurance companies. If any such proposal were to be enacted in the future, it could adversely impact our current business model and negatively impact our financial condition and results of operations.
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
Our insurance subsidiaries are domiciled in California, Florida, Nevada, and New York. The insurance laws of these states generally require that any person seeking to acquire control of a domestic insurance company obtain the prior approval of the state's insurance commissioner. In California, Florida, Nevada, and New York, "control" is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states in which we are licensed require pre-notification to the state's insurance commissioner of a change in control of a non-domestic insurance company licensed in those states. Because we have insurance subsidiaries domiciled in California, Florida, Nevada, and New York, any transaction that would constitute a change in control of us would generally require the party attempting to acquire control to obtain the prior approval of the insurance commissioners of these states and may require pre-notification of the change of control in these or other states in which we are licensed to transact business. The time required to obtain these approvals may result in a material delay of, or deter, any such transaction. These laws may discourage potential acquisition proposals or tender offers, and may delay, deter, or prevent a change of control, even if the acquisition proposal or tender offer is favorable to our stockholders.
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
Increases in market interest rates that have occurred throughout 2022 have negatively impacted the fair value of our fixed maturity investments as of December 31, 2022. In addition, economic and market disruptions caused by inflationary pressures and geo-political conditions have negatively impacted the fair value of our equity securities during 2022. The negative impacts to our investment portfolio experienced in 2022 have consisted primarily of unrealized investment losses.
The future outlook for our investment income is dependent on the direction of interest rates, maturity schedules, and cash available for investment. In addition, the fair value of our fixed maturity securities that are available-for-sale (AFS) fluctuate with changes in interest rates and credit risk assumptions, which cause fluctuations in our stockholders' equity, net income and comprehensive income. A significant decline in our investment income or the value of our investments as a result of changes in interest rates, deterioration in the credit of companies or municipalities in which we have invested, decreased dividend payments, general market conditions, or events that have an adverse impact on any particular industry or geographic region in which we hold significant investments could have an adverse effect on our net income and, as a result, on our stockholders' equity and policyholder surplus.
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
Our business is largely dependent on the efforts of our executives and other key employees because of their industry and technical expertise, knowledge of our markets, and relationships with the insurance agents and brokers and partners that sell our products.
Our success depends in substantial part upon our ability to attract and retain qualified executive officers, experienced underwriting and claims personnel, and other skilled employees who are knowledgeable about our business. The current success of our business is dependent in significant part on the efforts of our executive officers. Many of our employees are also particularly important to our operations because of their industry expertise, knowledge of our markets, and relationships with the insurance agents and brokers who sell our products. Higher levels of wage inflation and U.S. labor market shortages, including impacts from the “Great Resignation,” may lead to increased staffing expenses, increased turnover rates among key personnel and difficulty filling new and vacant roles. As a result, our operations may be disrupted and/or our financial performance and results of operations may be adversely affected. Further, if we were to lose the services of members of our management team or other key employees, we may be unable to find replacements satisfactory to us and our business, which could disrupt our operations and adversely impact our financial performance and results of operations.
We rely on our information technology and telecommunication systems, including those of third parties that we outsource certain business functions to, and the disruption or failure of these systems, cyber-attacks on these systems, or security breaches or incidents could materially and adversely affect our business.
Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems, including those of third parties that we outsource certain functions to. We rely on these systems to operate key aspects of our business, including processing and generating new and renewal business, providing customer service, administering and making payments on claims, facilitating collections, and underwriting and administering the policies we write. Additionally, our business and operations involve the collection, storage, transmission, and other processing of personal data and certain other sensitive and proprietary data.
Companies are increasingly subject to a wide variety of attacks on their systems and networks on an ongoing basis. In addition to threats from traditional computer “hackers,” we face threats from malicious code (such as malware, viruses, worms, and ransomware), employee or contractor error or malfeasance, fraud, misconduct, or misuse, phishing, social engineering attacks and denial-of-service attacks. We could be a target for cybersecurity attacks designed to disrupt our operations or to attempt to gain access to our systems, data processed or maintained in our business, trade secrets, or other proprietary information or financial resources. The third parties we have outsourced business functions to also face significant security risks. Although we have implemented and are in the process of implementing additional systems and processes designed to protect our data and systems, these security measures cannot guarantee security. Because techniques used to obtain unauthorized access to or to sabotage systems change frequently and may not be known until launched, we and the third parties on which we rely may be unable to anticipate or prevent these attacks, react in a timely manner or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-and security-related incidents. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate, and otherwise respond to.
We also may experience outages, interruptions, and other disruptions to systems used in our business, including information technology and telecommunications systems, and may suffer the loss of, or inability to perform of, third parties who provide these services. Any interruptions, outages, or delays in our systems and infrastructure, our business or third parties, or deterioration in the performance of these systems and infrastructure, could impair our ability to provide our products and services. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, other natural disasters, acts of war or military conflict, terrorism, exceeding capacity limits, and similar events or disruptions may result in damage to or interruption of telecommunications and other systems. There can be no guarantee that our business continuity plans or measures would be sufficient to restore or secure systems or data.
Any security breach or security incident, or any outages or other disruption to systems used in our business, could interrupt our operations (including by impacting our ability to service our agents, insureds, and injured workers, generate and service direct-to-customer business, and meet certain regulatory requirements), result in loss or improper access to, or acquisition, disclosure, or other processing of, personal data and other sensitive and proprietary data, or a loss of intellectual property protection.

Additionally, any actual or perceived outage, breach, incident, or disruption may harm our reputation and competitive position, reduce demand for our products and services, damage our relationships with customers or others or result in claims, demands, litigation, regulatory investigations and proceedings and significant legal, regulatory and financial exposure. Further, any such incidents or any perception that our security measures are inadequate could lead to loss of confidence in us and harm to our reputation. Any of the foregoing matters could have a material adverse effect upon our business, financial condition, and operating results. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or other incident.
While we maintain insurance that may cover certain liabilities in connection with certain disruptions, security breaches, and incidents, our insurance policies may not be adequate to compensate us for the potential losses arising from any disruption in or, failure or security breach or incident of or impacting our systems or third-party systems used in our business, and such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance coverage may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.
A failure to effectively maintain, enhance and modernize our information technology systems, effectively develop and deploy new technologies, and execute new business initiatives, could adversely affect our business.
Our success depends on our ability to maintain effective information technology systems, to enhance those systems to better support our business in an efficient and cost-effective manner, and to develop new technologies and capabilities in pursuit of our long-term strategy. We have multiple initiatives that are focused on developing new technologies and capabilities and enhancing our information technology infrastructure. Some long-term technology development and new business initiatives may negatively impact our expense ratios as we invest in the projects, may cost more than anticipated to complete, or may not be completed. Additionally, these initiatives may be more time-consuming than anticipated, may not deliver the expected benefits upon completion, and/or may need to be replaced or become obsolete more quickly than expected, all of which could result in accelerated recognition of expenses. If we fail to successfully execute on new business initiatives, fail to maintain or enhance our existing information technology systems, or if we were to experience failure in developing and implementing new technologies, our relationships, ability to do business with our clients and/or our competitive position may be adversely affected. We could also experience other adverse consequences, including additional costs or write-offs of capitalized costs, unfavorable underwriting and reserving decisions, internal control deficiencies, and information security breaches resulting in loss or inappropriate disclosure of data.
We are subject to laws and regulations governing privacy and information security that could adversely affect our business or subject us to liability.
Privacy and information security are areas of increasing focus for our customers, governmental regulators, and privacy advocates, and many jurisdictions are evaluating or have implemented laws and regulations relating to these matters. The laws, rules, regulations, standards and other actual and asserted obligations relating to privacy and information security to which we may be subject, or that otherwise apply to our business, are constantly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning these matters. We cannot fully predict the impact of these laws or regulations, including those that may be modified or enacted in the future, or new or evolving industry standards or actual or asserted obligations, relating to privacy, information security, or data processing on our business or operations.
These laws, regulations, and other obligations to which we are or may become subject, or that may be argued to apply to us, including contractual obligations and industry standards, may require us to modify our practices and policies and to incur substantial costs and expenses in an effort to comply. The interpretation and enforcement of these actual and asserted obligations are uncertain and evolving constantly, and it is possible that our products, services, or practices may be alleged to violate such laws, regulations, or other actual or asserted obligations to which we are or may be subject.
Any actual or perceived failure to comply with laws, regulations, or other actual or asserted obligations to which we are or are alleged to be subject relating to privacy or information security could result in claims, litigation, and regulatory investigations and other proceedings, as well as damage to our reputation. These could result in substantial costs, diversion of resources, fines, penalties, and other damages and liabilities, and harm to our customer relationships, our market position, and our ability to attract new customers. Any of these could harm our business, financial condition, and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of February 1, 2023, we leased 131,882 square feet of office space in 5 states, including our principal executive offices located in Reno, Nevada. Since 2021, we have reduced our real estate footprint by closing and vacating certain of our offices located in California, Nevada, North Carolina and Wisconsin. Whereas we believe that our existing office space is adequate for our current needs, we will continue to evaluate our office needs and may further reduce our real estate footprint in the future.
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
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol "EIG." There were 740 registered holders of record as of February 21, 2023.
We currently expect that quarterly cash dividends will continue to be declared and paid to our stockholders in the future. In addition, we may also pay special dividends from time-to-time as we did in 2022. Any determination to declare and pay additional or future dividends will be at the discretion of our Board of Directors and will be dependent upon:
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
Issuer Purchases of Equity Securities
We have repurchased shares of our common stock during the periods noted below. However, any repurchase of shares of our common stock in the future will be at the discretion of our Board of Directors and will be dependent upon:
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
The following table provides information with respect to the Company's repurchases of its common stock during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
October 1 – October 31, 2022	—	$—	—	$49.1
November 1 – November 30, 2022	—	—	—	49.1
December 1 – December 31, 2022	40,355	42.15	40,355	47.4
Total	40,355	$42.15	40,355
(1)Includes fees and commissions paid on stock repurchases.
(2)On July 21, 2021, the Board of Directors authorized a new share repurchase authorization for repurchases of up to $50.0 million of the Company's common stock from July 27, 2021 through December 31, 2022 (the 2021 Program). On April 27, 2022, the Board of Directors authorized a $50.0 million expansion of the 2021 Program to $100.0 million, and extended the program's expiration to December 31, 2023. The 2021 Program provides that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2021 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.

Performance Graph
The following information compares the cumulative total return on $100 invested in the common stock of EHI, ticker symbol EIG, for the period commencing at the close of market on December 31, 2017 and ending on December 31, 2022 with the cumulative total return on $100 invested in each of the Standard and Poor's (S&P) 500 Index (S&P 500) and the Standard and Poor's 500 Property-Casualty Insurance Index (S&P P&C Insurance Index). The calculation of cumulative total return assumes the reinvestment of dividends. The following graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any filing pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

Employers Holdings, Inc.
Cumulative Total Return Performance

Total Return Performance
$200
$150
$100
$50
Index Value
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Period Ending
Employers Holdings, Inc.
S&P 500
S&P 500 P&C Insurance Index

	Period Ending
	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Employers Holdings, Inc.	$96.33	$97.86	$77.75	$102.55	$115.49
S&P 500	95.62	125.72	148.85	191.58	156.89
S&P 500 P&C Insurance Index	95.31	119.97	128.31	153.05	181.93
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
Overview
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers' compensation insurance coverage to select, small businesses primarily in low-to-medium hazard industries. Workers' compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees' medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers' compensation insurance throughout the United States, with a concentration in California, where 45% of our in-force premiums are generated. Our revenues are primarily comprised of net premiums earned, net investment income, and net realized and unrealized gains and losses on investments.
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
The effects of supply chain interruptions, lingering U.S labor market shortages impacting certain employer classifications that we insure, inflationary pressures, monetary and fiscal policy measures, overall general economic instability and the COVID-19 pandemic have continued to cause disruptions in business activity. All states, including California, where we generated 45% of our in-force premiums as of December 31, 2022, have experienced adverse economic impacts. Certain classes of business that we insure continue to be adversely and disproportionately affected by these challenges.
Our premium growth in 2022 is the result of higher new and renewal business premiums and final audit premiums. The growth in new business premiums we experienced in 2022 was largely driven by our expansion in the classes of business we offer and our growing number of collaborations with strategic business partners. As a result of these initiatives, we closed the year with a record number of policies in-force. As U.S. labor market shortages improve and wage inflation continues, we expect that rising payrolls will continue to bring further improvement to our top line.
We continually review and adjust to changes in our policyholders' payrolls, economic conditions, and seasonality, as experience develops or new information becomes known. Any such adjustments are included in our current operations and are made periodically through mid-term endorsements and/or premium audits. We increased our final audit premium accruals by $24.6 million and recognized $34.8 million of audit premium pick-up in 2022, as our payroll exposure improved with U.S. labor market strengthening and rising wages.
Recent increases in market interest rates have negatively impacted the fair value of our fixed maturity investments in 2022. In addition, economic and market disruptions caused by inflationary pressures and geo-political conditions have negatively impacted the fair value of our equity securities in 2022. The negative impacts to our investment portfolio experienced in 2022 have consisted primarily of unrealized investment losses. Conversely, the recent increases in market interest rates have favorably impacted our net investment income throughout 2022.
While we have no international operations, the geo-political uncertainties associated with the ongoing Russia and Ukraine conflict have indirectly impacted the value of our investment portfolio.

Results of Operations
Our results of operations for the three year period ending December 31, 2022 are as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Gross premiums written	$714.2	$589.7	$580.1
Net premiums written	$707.2	$583.1	$574.9

Net premiums earned	$675.2	$574.4	$615.3
Net investment income	89.8	72.7	76.3
Net realized and unrealized (losses) gains on investments	(51.8)	54.6	19.0
Other income	0.3	1.4	0.8
Total revenues	713.5	703.1	711.4

Losses and LAE	391.0	315.2	302.4
Commission expense	95.9	76.1	78.8
Underwriting and general and administrative expenses	167.3	160.2	181.3
Interest and financing expenses	3.5	0.5	0.4
Other expenses	—	4.1	0.8
Total expenses	657.7	556.1	563.7

Net income before income taxes	55.8	147.0	147.7
Income tax expense	7.4	27.7	27.9
Net income	$48.4	$119.3	$119.8
Overview
Our net income was $48.4 million, $119.3 million, and $119.8 million in 2022, 2021, and 2020, respectively. The key factors that affected our financial performance during those years included:
•Net premiums earned increased 17.5% in 2022 and decreased 6.6% in 2021, each compared to the previous year;
•Losses and LAE increased 24.0% in 2022 and 4.2% in 2021, each compared to the previous year;
•Underwriting and general and administrative expenses increased 4.4% in 2022 and decreased 11.6% in 2021, each compared to the previous year;
•Underwriting income was $21.0 million, $22.9 million and $52.8 million in 2022, 2021, and 2020, respectively;
•Net investment income increased 23.5% in 2022 and decreased 4.7% in 2021, each compared to the previous year; and
•Net realized and unrealized (losses) gains on investments were $(51.8) million, $54.6 million, and $19.0 million in 2022, 2021, and 2020, respectively.
Summary of Consolidated Financial Results
Gross Premiums Written
Gross premiums written were $714.2 million, $589.7 million, and $580.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. The period over period changes in gross premiums earned during 2022, 2021, and 2020 were primarily related to our Employers segment. See –Summary of Financial Results by Segment –Employers.
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

Net investment income was $89.8 million, $72.7 million, and $76.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. The increase in 2022 was primarily due to higher market interest rates impacting bond yields and higher invested balances of fixed maturity securities, short-term investments, and cash and cash equivalents, as measured by amortized cost. The decrease in 2021 was primarily due to lower interest rates impacting bond yields. The average pre-tax ending book yield on our invested assets was 3.9%, 3.0%, and 3.0% at December 31, 2022, 2021, and 2020, respectively.
Realized and unrealized gains and losses on our investments are reported separately from our net investment income. Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are also recognized for changes in our CECL allowance or when securities are written down as a result of an other-than-temporary impairment. Changes in fair value of equity securities and other invested assets are also included in Net realized and unrealized gains and losses on investments on our Consolidated Statements of Comprehensive (Loss) Income.
Net realized and unrealized (losses) gains on investments were $(51.8) million, $54.6 million, and $19.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Net realized and unrealized (losses) gains on investments in 2022 included $(49.2) million of net realized and unrealized losses on equity securities, $(3.6) million of net realized losses on fixed maturity securities, and $1.0 million of unrealized gains on other invested assets. The net investment losses on our equity securities were largely consistent with the performance of U.S. equity markets. The net investment losses on our fixed maturity securities were primarily the result of rising market interest rates. The net realized losses on our fixed maturity securities we experienced in 2022 included a $4.3 million net increase in our allowance for CECL.
Net realized and unrealized gains on investments in 2021 included $45.6 million of net realized and unrealized gains on equity securities, $4.1 million of net realized gains on fixed maturity securities, and $4.9 million of unrealized gains on other invested assets. The net investments gains on our equity securities were largely consistent with the performance of U.S. equity markets. The net investment gains on our fixed maturity securities were primarily the result of decreases in market interest rates. The net investment gains on our fixed maturity securities we experienced in 2021 included a $0.5 million net decrease in our allowance for CECL.
Net realized and unrealized gains on investments in 2020 included $15.8 million of net realized and unrealized gains on equity securities, $4.5 million of net realized gains on fixed maturity securities and short-term investments, and $(1.3) million of unrealized losses on other invested assets. The net investment gains on our equity securities were largely consistent with the performance of U.S. equity markets. The net investment gains on our fixed maturity securities were primarily the result of decreases in market interest rates. The net investment gains on our fixed maturity securities we experienced in 2020 included a $0.7 million net increase in our allowance for CECL.
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
Our current accident year loss estimate continues to consider, and benefit from, overall declines in the on-leveled frequency of compensable indemnity claims. Total claims costs have also been reduced by cost savings associated with our continued focus on accelerating claims settlements. We believe that our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years
Additional information regarding our reserves for losses and LAE is set forth under "–Critical Accounting Estimates –Reserves for Losses and LAE." See also, "–Summary of Financial Results by Segment –Employers."
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
General and administrative expenses of the holding company are excluded from the underwriting expense ratios of our reportable segments.
Interest and Financing Expenses
Interest and financing expenses include fees and interest associated with our $75.0 million three-year revolving credit facility, fees and interest associated with our various credit arrangements with the Federal Home Loan Bank of San Francisco (FHLB), finance lease interest, and other financing fees.
Other Expenses
In 2021, we recorded $3.1 million of employee severance costs resulting from a reduction-in-force, which was undertaken to better align our expenses with current revenues. We also wrote off $1.0 million of previously capitalized costs relating to information technologies identified as no longer being utilized. In 2020, as a result of the effectiveness of our work-from-home transition, we reduced our real estate footprint and closed and vacated various office locations and, accordingly, we recorded charges of $0.8 million related to the abandonment of certain operating leases.
Income Tax Expense
Income tax expense was $7.4 million, $27.7 million, and $27.9 million for the years ended December 31, 2022, 2021, and 2020, respectively, representing effective tax rates of 13.3%, 18.8%, and 18.9% for the years ended December 31, 2022, 2021, and 2020, respectively.
On January 1, 2000, EICN assumed the assets, liabilities, and operations of the Fund pursuant to legislation passed in the 1999 Nevada Legislature (the Privatization). Prior to the Privatization, the Fund was part of the State of Nevada and therefore was not subject to federal income tax. Accordingly, any pre-Privatization loss and LAE reserve adjustments, LPT Reserve Adjustments and Deferred Gain amortization impact our net income but do not change our taxable income.
Tax-advantaged investment income, pre-Privatization loss and LAE reserve adjustments, LPT Reserve Adjustments, LPT Contingent Commission Adjustments, Deferred Gain amortization and certain other adjustments reduced our income tax expense computed at a statutory rate of 21% by $4.3 million, $3.3 million, and $3.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
In addition to the adjustments described above, our effective tax rate in 2022 was further reduced by a $1.4 million non-recurring Federal income tax benefit attributable to the repeal of Internal Revenue Code section 847.
Additionally, we recognize deferred tax assets when we determine that such assets are more-likely-than-not to be realized in future periods. In making such a determination, we consider all available evidence, including future reversals of existing taxable temporary differences, tax-planning strategies, projected future taxable income, projected future tax rates, and results of recent operations. If it is determined that it is not more-likely-than-not that we could fully realize our deferred tax assets in future periods, we would establish a deferred tax asset valuation allowance that would increase our provision for income taxes.
In assessing the need for a deferred tax asset valuation allowance, we are required to make certain judgments and assumptions about our future operations based on historical experience and information regarding reversals of existing temporary differences, carryback capacity, future taxable income and tax planning strategies. Recent events, including changes in market interest rates and significant financial market volatility, have caused us to recognize a net capital deferred tax asset in the amount of $24.7 million at December 31, 2022, as compared to a net capital deferred tax liability of $43.5 million at December 31, 2021. We are currently utilizing tax planning strategies in our assessment of the realizability of a portion of our net capital deferred tax asset at December 31, 2022. These tax planning strategies include the potential sale of selected securities that are currently in a net unrealized gain position for tax purposes to offset future expiring capital loss carryforwards, as well as the holding fixed maturity securities that are currently in a net unrealized loss position for tax purposes until recovery or maturity, if needed, to avoid future expiring capital loss carryforwards. As of December 31, 2022, we did not require a deferred tax asset valuation allowance.
For additional information regarding our income tax expense see Note 8 in the Notes to our Consolidated Financial Statements.

Summary of Financial Results by Segment
EMPLOYERS
The components of net income before income taxes for our Employers segment are set forth in the following table:

	Years Ended December 31,
	2022	2021	2020
	($ in millions)
Gross premiums written	$707.5	$588.2	$579.8
Net premiums written	$700.5	$581.6	$574.6

Net premiums earned	$672.1	$573.7	$615.1
Net investment income	82.1	69.3	72.1
Net realized and unrealized (losses) gains on investments	(44.0)	54.5	20.9
Other income	0.3	1.4	0.8
Total revenues	710.5	698.9	708.9

Losses and LAE	397.5	326.2	314.2
Commission expense	95.8	76.1	78.8
Underwriting expenses	138.9	131.2	151.1
Interest and financing expenses	3.0	—	0.1
Other expenses	—	4.1	0.7
Total expenses	635.2	537.6	544.9

Net income before income taxes	$75.3	$161.3	$164.0

Underwriting income	$39.9	$40.2	$71.0

Combined ratio	94.1%	93.1%	88.5%
Underwriting Results
Gross Premiums Written
Gross premiums written were $707.5 million, $588.2 million, and $579.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The strong growth in Employers' premiums written in 2022 was the result of higher new and renewal business premiums and final audit premiums. The growth in new business premiums experienced was the result of increases in new business submissions, quotes and binds in the majority of the states in which we operate, which is being largely driven by our expansion in the classes of business that Employers offers. We also increased our final audit premium accruals by $24.6 million and recognized $34.8 million of audit premium pick-up, as our payroll exposure increased with U.S. labor market strengthening and rising wages. In addition, renewal premium benefited from continued strong retention rates throughout the year.
The modest growth in Employers' premiums written in 2021 was the result of higher new business premiums and final audit premiums, partially offset by lower renewal premium. The growth in new business premiums experienced was the result of increases in new business submissions, quotes and binds in the majority of the states in which we operate, particularly in California. We also increased our final audit accruals by $12.3 million, as payroll exposure improved with U.S. labor market strengthening during the second half of the year, although we returned $11.5 million to policyholders throughout the year as a result of lower final audits. Decreases in average rates and policy sizes in many of the states in which we do business negatively impacted our renewal premium in 2021, despite our retention rate remaining strong.
Net Premiums Written
Net premiums written were $700.5 million, $581.6 million, and $574.6 million for the years ended December 31, 2022, 2021, and 2020, respectively, which included $7.0 million, $6.6 million, and $5.2 million of reinsurance premiums ceded, respectively.
Net Premiums Earned
Net premiums earned were $672.1 million, $573.7 million, and $615.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table shows the percentage change in Employers' in-force premiums, excluding estimated final audit premium, policy count, average policy size, and payroll exposure upon which our premiums are based as of December 31, 2022 and 2021, respectively, overall, for California, where 45% of our premiums were generated, and for all other states, excluding California:

	Percentage Change 2022 Over 2021			Percentage Change 2021 Over 2020
	Overall	California	All Other States	Overall	California	All Other States
In-force premiums	8.3%	8.2%	8.4%	(1.3)%	(1.4)%	(1.3)%
In-force policy count	7.6	5.3	8.9	6.7	2.8	9.1
Average in-force policy size	0.7	2.8	(0.4)	(7.5)	(4.0)	(9.5)
In-force payroll exposure	11.2	9.2	12.2	7.4	10.6	5.8
Losses and LAE, Commission Expenses, and Underwriting Expenses
The following table presents calendar year combined ratios for our Employers segment.

	Years Ended December 31,
	2022	2021	2020
Loss and LAE ratio	59.1%	56.9%	51.1%
Commission expense ratio	14.3	13.3	12.8
Underwriting expense ratio	20.7	22.9	24.6
Combined ratio	94.1%	93.1%	88.5%
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
Our calendar year loss and LAE ratio is analyzed to measure profitability in a particular year and to evaluate the adequacy of premium rates charged in a particular year to cover expected losses and LAE from all periods, including development (whether favorable or unfavorable) of reserves established in prior periods. In contrast, our accident year loss and LAE ratios are analyzed to evaluate underwriting performance and the adequacy of the premium rates charged in a particular year in relation to ultimate losses and LAE from insured events occurring during that year. The loss and LAE ratios provided in this report are on a calendar year basis, except where they are expressly identified as accident year loss and LAE ratios.
The table below reflects Employers' prior accident year loss and LAE reserve adjustments and the impact to loss ratio.

	Years Ended December 31,
	2022	2021	2020
	($ in millions)
Net premiums earned	$672.1	$573.7	$615.1

Losses and LAE	$397.5	$326.2	$314.2
Prior accident year favorable development, net	33.4	39.8	81.6
Current accident year losses and LAE	$430.9	$366.0	$395.8

Current accident year loss and LAE ratio	64.1%	63.8%	64.3%
The increase in Employers' total losses and LAE from 2021 to 2022 was primarily due to higher earned premium, a higher current accident year estimate and less net favorable prior year loss reserve development. Net favorable prior year loss reserve development in 2022 was $33.4 million versus $39.8 million in 2021. The increase in Employers' total losses and LAE from

2020 to 2021 was primarily due to less favorable prior year loss reserve development. Net favorable prior year loss reserve development recognized in 2021 was $39.8 million versus $81.6 million recognized in 2020.
The net favorable development recognized in 2022 was primarily the result of observed favorable paid loss cost trends predominantly related to accident years 2017 and prior, due primarily to decreasing medical and indemnity costs.
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
Employers' current accident year loss and LAE ratios from 2020 to 2022 have remained largely consistent due to continued low indemnity claim frequency. In addition, Employers' current accident year loss and LAE ratios continue to reflect the impact of key business initiatives: an emphasis on accelerated settlements of open claims; further diversifying its risk exposure across geographic markets, when appropriate; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of its markets.
Commission Expense Ratio. Employers' commission expense ratio was 14.3%, 13.3%, and 12.8%, and its commission expenses were $95.8 million, $76.1 million, and $78.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. The increase in Employers' commission expense ratio from 2021 to 2022 was primarily the result of an increase in agency incentive accruals, an increase in new business writings, which are subject to higher commission rates, and a reversal of commissions relating to non-compliant and uncollectible premium recorded in 2021. The increase in Employers' commission expense ratio from 2020 to 2021 was primarily the result of increased commissions on new business writings, which were subject to a higher commission rate.
Underwriting Expense Ratio. Employers' underwriting expense ratio was 20.7%, 22.9%, and 24.6%, and its underwriting expenses were $138.9 million, $131.2 million, and $151.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The improvement in Employers' underwriting expense ratio from 2021 to 2022 was primarily the result of higher earned premiums and active fixed expense management. During 2022, Employers’ fixed expenses (payroll, information technology costs, professional fees, facilities and other) decreased $1.2 million in the aggregate, to $96.8 million, and its variable expenses (premium taxes, assessments, policyholder dividends and bad debt expense) increased $8.9 million in the aggregate, to $42.1 million, as a result of the increase in earned premium.
The reduction in Employers’ underwriting expenses and the improvement in its underwriting expense ratio from 2020 to 2021 was primarily the result of employee reductions and departures, as well as other planned fixed expense reductions such as professional fees.
Underwriting Income
Employers' underwriting income was $39.9 million, $40.2 million, and $71.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, Other Income, Interest and Financing Expenses, and Other Expenses, see "–Results of Operations –Summary of Consolidated Financial Results."

CERITY
The components of net loss before income taxes for our Cerity segment are set forth in the following table:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Gross premiums written	$6.7	$1.5	$0.3
Net premiums written	$6.7	$1.5	$0.3

Net premiums earned	$3.1	$0.7	$0.2
Net investment income	4.1	2.8	3.1
Net realized and unrealized (losses) gains on investments	(1.3)	0.3	—
Total revenues	5.9	3.8	3.3

Losses and LAE	1.8	0.5	0.1
Commission expense	0.1	—	—
Underwriting expenses	13.9	12.9	16.6
Other expenses	—	—	0.1
Total expenses	15.8	13.4	16.8

Net loss before income taxes	$(9.9)	$(9.6)	$(13.5)

Underwriting loss	$(12.7)	$(12.7)	$(16.5)

Combined ratio	n/m	n/m	n/m
n/m - not meaningful
Underwriting Results
Gross Premiums Written and Net Premiums Written
Cerity's gross and net premiums written were $6.7 million, $1.5 million and $0.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. Cerity's growth in premiums written in 2022 was largely the result of an expansion in the classes of business that it offers, as well as an increase in the growing number of collaborations that it has developed with strategic digital partners.
Cerity's net premiums earned were $3.1 million, $0.7 million and $0.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Losses and LAE and Underwriting Expenses
Cerity’s current accident year loss and LAE ratios in 2022, 2021, and 2020 were highly consistent with those of the Employers’ segment. During 2022, Cerity recognized $0.1 million of net favorable prior year loss reserve development, which was the result of observed favorable paid loss cost trends related to accident years 2020 and prior. Cerity did not recognize any prior year loss reserve development in 2021 or 2020.
Cerity's underwriting expenses were $13.9 million, $12.9 million, and $16.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. The increase in Cerity’s underwriting expenses from 2021 to 2022 related primarily to its variable expenses (premium taxes, assessments and bad debt expense), which increased in the aggregate by $0.7 million as a result of the increase in its earned premium. The decrease in Cerity’s underwriting expenses from 2020 to 2021 were primarily the result of employee reductions and departures.
Underwriting Loss
Cerity's underwriting losses were $12.7 million, $12.7 million, and $16.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, Other Income, and Other Expenses, see "–Results of Operations –Summary of Consolidated Financial Results Consolidated."

CORPORATE AND OTHER
The components of net income (loss) before income taxes for Corporate and Other are set forth in the following table:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Net investment income	$3.6	$0.6	$1.1
Net realized and unrealized losses on investments	(6.5)	(0.2)	(1.9)
Total revenues	(2.9)	0.4	(0.8)

Losses and LAE - LPT	(8.3)	(11.5)	(11.9)
General and administrative expenses	14.5	16.1	13.6
Interest and financing expenses	0.5	0.5	0.3
Total expenses	6.7	5.1	2.0

Net loss before income taxes	$(9.6)	$(4.7)	$(2.8)
Losses and LAE - LPT
The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive Income.

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Amortization of the Deferred Gain related to losses	$6.8	$6.7	$8.7
Amortization of the Deferred Gain related to contingent commission	1.5	1.7	1.8
Impact of LPT Reserve Adjustments(1)	—	2.6	1.2
Impact of LPT Contingent Commission Adjustments(2)	—	0.5	0.2
Total impact of the LPT	$8.3	$11.5	$11.9
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
General and Administrative Expenses
Corporate and Other's general and administrative expenses, which consist primarily of compensation-related expenses, professional fees, and other holding company expenses, were $14.5 million, $16.1 million, and $13.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. Corporate and Other's compensation-related expenses decreased $2.3 million in 2022 as compared to 2021. The decrease related primarily to the acceleration of share-based awards in connection with the retirement of our former President and Chief Executive Officer in 2021, which served to increase Corporate and Other's compensation-related expenses in that year.
Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income, Net Realized and Unrealized Gains and Losses on Investments, and Interest and Financing Expenses, see "–Results of Operations –Summary of Consolidated Financial Results."

Liquidity and Capital Resources
Despite the unrealized investment losses that we sustained in 2022 as a result of increases in market interest rates, economic and market disruptions caused by inflationary pressures and geo-political conditions, we believe that our capital position remains strong and that the liquidity available to our holding company and its operating subsidiaries remains adequate. As a result, we do not currently foresee a need to: (i) suspend dividends at either the holding company or our insurance subsidiaries; (ii) forgo repurchases of our common stock; (iii) seek additional capital; or (iv) seek any material non-investment asset sales.
Holding Company Liquidity
We are a holding company and our ability to fund our operations is contingent upon our existing capital and the ability of our subsidiaries to pay dividends up to the holding company. Payment of dividends by our insurance subsidiaries is restricted by state insurance laws and regulations, including laws establishing minimum solvency and liquidity thresholds. We require cash to pay stockholder dividends, repurchase common stock, provide additional surplus to our insurance subsidiaries, and fund our operating expenses.
Total cash and investments at the holding company were $98.9 million at December 31, 2022, consisting of $37.3 million of cash and cash equivalents, $7.9 million of fixed maturity securities, $33.0 million of equity securities, and $20.7 million of short-term investments.
On December 15, 2020, EHI entered into a Credit Agreement (the Credit Agreement) with a syndicate of financial institutions. The Credit Agreement provides EHI with a $75.0 million three-year revolving credit facility. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes. Pursuant to the Credit Agreement, EHI has the option to request an increase of the credit available under the facility, up to a maximum facility amount of $125.0 million, subject to the consent of lenders and the satisfaction of certain conditions. EHI borrowed and subsequently repaid $10.0 million and $27.0 million under the Credit Agreement during the years ended December 31, 2022 and 2021, respectively. EHI had no outstanding advances under the Credit Agreement as of December 31, 2022 and 2021.
The interest rates applicable to loans under the Credit Agreement are generally based on a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Eurodollar rate (which will convert to an alternative reference rate once LIBOR is discontinued) plus a specified margin, ranging from 1.25% to 2.25%. Total interest paid during each of the years ended December 31, 2022 and 2021 was $0.3 million.
The Credit Agreement contains covenants that require us to maintain: (i) a minimum consolidated net worth of no less than 70% of our stockholders’ equity as of September 30, 2020, plus 50% of our aggregate net income thereafter; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. As of December 31, 2022 and 2021, EHI was in compliance with each of these requirements.
Our insurance subsidiaries' ability to pay dividends to their parent is based on reported capital, surplus, and dividends paid within the prior 12 months. For 2023, EICN cannot pay any dividends through March 23, 2023 and can pay $9.8 million thereafter, without prior regulatory approval; EPIC cannot pay any dividends through July 1, 2023, and can pay $22.9 million thereafter, without prior regulatory approval; EAC cannot pay any dividends through July 1, 2023, and can pay $21.0 million thereafter, without prior regulatory approval; and CIC cannot pay dividends through September 9, 2023, without prior regulatory approval, and $4.0 million thereafter.
On January 14, 2022, ECIC received regulatory approval from the California DOI to pay an extraordinary distribution, in the amount of $120.0 million, to its parent company, EGI. This distribution was approved by ECIC’s Board of Directors on November 12, 2021 and it was paid to EGI on February 15, 2022. As a result of this distribution, ECIC cannot pay dividends through February 15, 2023, without prior regulatory approval and can pay $21.0 million thereafter, without prior regulatory approval.
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
Total cash and investments held by our operating subsidiaries was $2,559.3 million at December 31, 2022, consisting of $52.1 million of cash, cash equivalents, and restricted cash, $2,178.4 million of fixed maturity securities, $170.7 million of equity securities, $98.4 million of short-term investments, and $59.7 million of other invested assets. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of December 31, 2022 consisted of $51.9 million of cash and cash equivalents, $164.1 million of publicly-traded equity securities whose proceeds are available within three business days, $616.0 million of highly liquid fixed maturity securities whose proceeds are available within three business days, and $98.4 million of short-term investments whose proceeds are available within three business days. We believe that our subsidiaries' liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
All of our insurance subsidiaries are members of the FHLB. Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
During 2022, our insurance subsidiaries, with the exception of CIC, received aggregate advances of $182.5 million from the FHLB under their Standard Credit Program, all of which remained outstanding at December 31, 2022. The proceeds from these advances were used to purchase an equivalent amount of high-quality collateralized loan obligation securities. The annualized weighted average interest rate on these advances was 2.65% in 2022. Interest incurred and paid during the year ended December 31, 2022 totaled $3.0 million and $2.3 million, respectively. These advances can be repaid at any time without penalty and are collateralized by eligible investment securities.
In 2020, the FHLB launched its Recovery Advance Program. The Recovery Advance Program is a zero percent interest, six-month or one-year credit product that members could use to provide immediate relief to property owners, businesses, and other customers struggling with the financial impacts of the COVID-19 pandemic. Each FHLB member was allocated up to $10.0 million in advances under the Recovery Advance Program.
On May 11, 2020, our insurance subsidiaries, with the exception of CIC, received a total of $35.0 million of advances from the FHLB under the Recovery Advance Program. The advances were secured by collateral previously pledged to the FHLB by our insurance subsidiaries in support of their existing collateralized advance facility, which was reduced by the amount of these outstanding advances. Our insurance subsidiaries repaid $15.0 million of such advances on November 4, 2020, $5.0 million on March 31, 2021, and $15.0 million on May 4, 2021.
FHLB membership also allows our insurance subsidiaries access to Letter of Credit Agreements and on March 9, 2018, ECIC, EPIC, and EAC entered into Letter of Credit Agreements with the FHLB. On January 26, 2021, we chose to amend our existing Letter of Credit Agreements among the FHLB and EPIC to decrease its respective credit amount. On August 13, 2021, we chose to amend our existing Letter of Credit Agreements among the FHLB, ECIC and EAC to decrease their respective credit amounts. The amended Letter of Credit Agreements are between the FHLB and each of EAC, in the amount of $25.0 million, ECIC, in the amount of $35.0 million, and EPIC, in the amount of $10.0 million. The amended Letter of Credit Agreements will expire March 31, 2023. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times (See Note 11 in the Notes to our Consolidated Financial Statements).
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
Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The amount of capital in our insurance subsidiaries is maintained relative to standardized capital adequacy measures such as risk-based capital (RBC), as established by the National Association of Insurance Commissioners. The RBC standard was designed to provide a measure by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of RBC. Each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements that correspond to any level of regulatory action at December 31, 2022.
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $745.9 million and $861.4 million were on deposit at each of December 31, 2022 and 2021, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $70.0 million of securities on deposit at December 31, 2022 and 2021.
Certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we have assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $2.7 million and $3.1 million at December 31, 2022 and 2021, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.

The table below shows our net cash flows. For additional information regarding our cash flows, see Item 8, Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2022	2021	2020
Cash, cash equivalents, and restricted cash provided by (used in):	(in millions)
Operating activities	$99.8	$10.8	$33.0
Investing activities	(146.1)	(1.7)	84.3
Financing activities	60.4	(94.4)	(111.9)
Increase (decrease) in cash, cash equivalents, and restricted cash	$14.1	$(85.3)	$5.4
Operating Activities
Net cash provided by operating activities in 2022 included net premiums received of $646.2 million and investment income received of $88.3 million. These operating cash inflows were partially offset by net claims payments of $387.7 million, underwriting and general and administrative expenses paid of $145.8 million, commissions paid of $82.6 million, interest and financing fees paid of $3.5 million, and federal income taxes paid of $15.1 million.
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
Investing Activities
Net cash used in investing activities in 2022 primarily related to FHLB advances received, and reinvestment of funds from investment sales, maturities, redemptions, and interest income. These investing cash outflows were partially offset by investment sales, maturities and redemptions whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases.
Net cash used in investing activities in 2021 primarily related to the investment of premiums received and reinvestment of funds from investment sales, maturities, redemptions, and interest income. These investing cash outflows were largely offset by sales, maturities, and redemptions of investments whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases.
Net cash provided by investing activities in 2020 primarily related to sales, maturities, and redemptions of investments whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases, partially offset by the investment of premiums received and reinvestment of funds from investment sales, maturities, redemptions, and interest income.
Financing Activities
Net cash provided by financing activities in 2022 was primarily related to FHLB advances received partially offset by common stock repurchases and stockholder dividend payments. During the year ended December 31, 2022, we borrowed and subsequently repaid $10.0 million under the Credit Agreement.
Net cash used in financing activities in 2021 included common stock repurchases and stockholder dividend payments and repayments of FHLB advances. During the year ended December 31, 2021, we borrowed and subsequently repaid $27.0 million under the Credit Agreement.
Net cash used in financing activities in 2020 included common stock repurchases and stockholder dividend payments, partially offset by net cash received from the FHLB Recovery Advance Program.
Dividends. We paid $28.8 million, $29.0 million, and $30.5 million in regular quarterly dividends to our stockholders and eligible plan award holders in 2022, 2021, and 2020, respectively. We also paid $27.5 million and $34.0 million in special dividends to our stockholders in June 2022 and December 2022. The declaration and payment of future dividends to common stockholders will be at the discretion of our Board of Directors and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors our Board of Directors deems relevant. On February 15, 2023, the Board of Directors declared a $0.26 quarterly dividend per share, payable March 15, 2023, to stockholders of record on March 1, 2023.

Repurchases of Common Stock. We repurchased $30.4 million, $42.2 million and $99.8 million of our common stock in 2022, 2021, and 2020, respectively. On July 21, 2021, our Board of Directors authorized a new share repurchase authorization for repurchases of up to $50.0 million of our common stock from July 27, 2021 through December 31, 2022 (the 2021 Program). On April 27, 2022, the Board of Directors authorized a $50.0 million expansion of the 2021 Program to $100.0 million, and extended the program's expiration to December 31, 2023. Future repurchases of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, general business and social economic conditions, legal, tax, regulatory, and/or contractual restrictions, and any other factors our Board of Directors deems relevant. As of December 31, 2022, we had a remaining common stock repurchase authorization of $47.4 million. See Item 5, Issuer Purchases of Equity Securities.
Capital Resources
As of December 31, 2022, the capital resources available to us consisted of $944.2 million of stockholders' equity and the $106.1 million Deferred Gain.
Stockholders' Equity. The following table summarizes our beginning and ending stockholders' equity balance and the changes thereto for each of the years ended December 31, 2022, 2021, and 2020:

	December 31,
	2022	2021	2020
	(in millions)
Beginning Balance	$1,213.1	$1,212.8	$1,165.8
Stock-based obligations	5.1	9.1	9.7
Stock options exercised	1.1	1.1	0.9
Shares withheld to satisfy minimum tax withholdings for certain stock-based obligations	(2.3)	(3.8)	(2.7)
Acquisition of common stock	(30.4)	(42.2)	(99.8)
Dividends declared on common stock and eligible plan awards	(91.3)	(28.7)	(30.8)
Net income for the year	48.4	119.3	119.8
Change in net unrealized (losses) gains on investments, net of taxes	(199.5)	(54.5)	49.8
Ending Balance	$944.2	$1,213.1	$1,212.8
Deferred Gain. The Deferred Gain, which totaled $106.1 million and $114.4 million as of December 31, 2022 and 2021, respectively, reflects the unamortized gain from the LPT Agreement. See Note 2 in the Notes to our Consolidated Financial Statements.
Contractual Obligations and Commitments
Other than operating expenses, current and long-term cash requirements include the following contractual obligations and commitments as of December 31, 2022.
Leases
We have entered into lease arrangements for certain equipment and facilities. As of December 31, 2022, we had lease payment obligations of $14.7 million, with $3.5 million payable within 12 months.
Other Purchase Obligations
We have other purchase obligations that primarily consist of non-cancellable obligations to acquire capital assets, commitments for information technology and related services, software acquisition and license commitments and other legally binding agreements to purchase services that are to be used in our operations. As of December 31, 2022, we had other purchase obligations of $26.1 million, with $7.7 million payable within 12 months.
Unfunded Investment Commitments
We have investments in private equity limited partnerships that require capital distributions to fund the investments and can be called at any time deemed necessary. As of December 31, 2022, we had unfunded investment commitments of $55.2 million.
Unpaid Losses and LAE reserves
We have developed unpaid losses and LAE reserves payment patterns that are computed based on historical information. Our calculation of loss and LAE reserve payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, to the extent that current estimates of losses and LAE reserves vary from actual ultimate claims amounts due to variations between expected and actual payout patterns. As of December 31, 2022, we had unpaid losses and LAE reserves of $1,960.7 million, with $315.6 million payable within 12 months. For a discussion of our reserving process, see ''–Critical Accounting Estimates–Reserves for Losses and LAE.''
The unpaid losses and LAE expense payment patterns are gross of reinsurance recoverables for unpaid losses. As of December 31, 2022, we had reinsurance recoverables on unpaid losses and LAE of $445.4 million, of which $30.9 million is currently expected to be received within 12 months.
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
As of December 31, 2022, our investment portfolio consisted of 85% fixed maturity securities. We strive to limit the interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 3.9 at December 31, 2022. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "A," using ratings assigned by S&P or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity securities portfolio had a weighted average quality of "A" as of December 31, 2022. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $197.0 million at December 31, 2022, which represented 8% of our investment portfolio at that time. We also have a $6.7 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our other invested assets made up 2% of our investment portfolio at December 31, 2022 and include private equity limited partnerships. Our investments in private equity limited partnerships totaled $59.7 million at December 31, 2022 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner's discretion. We expect to receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment or portion thereof, from time-to-time during the full course of the fund term. As of December 31, 2022, we had unfunded commitments to these private equity limited partnerships totaling $55.2 million.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.

The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average ending book yield (each based on the book value of each category of invested assets) as of December 31, 2022.

Category	Estimated Fair Value	Percentage of Total	Book Yield
	(in millions, except percentages)
U.S. Treasuries	$90.8	3.6%	2.3%
U.S. Agencies	2.1	0.1	2.9
States and municipalities	317.6	12.7	3.1
Corporate securities	868.1	34.7	3.4
Residential mortgaged-backed securities	360.2	14.4	3.1
Commercial mortgaged-backed securities	55.1	2.2	3.2
Asset-backed securities	66.1	2.6	4.5
Collateralized loan obligations	260.9	10.4	5.9
Foreign government securities	10.2	0.4	3.7
Other securities	155.2	6.2	8.0
Equity securities	197.0	7.9	3.2
Short-term investments	119.1	4.8	4.4
Total investments at fair value	$2,502.4	100.0%
Weighted average ending yield			3.9%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of December 31, 2022 by credit rating category, using the lower of the ratings assigned by Moody's Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
"AAA"	13.6%
"AA"	36.3
"A"	25.9
"BBB"	13.1
Below Investment Grade	11.1
Total	100.0%
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
In addition to recognizing realized gains and losses upon the disposition of an investment security, we also recognize realized gains or losses on AFS debt securities for changes in CECL. We recognized $4.5 million, $0.2 million and $0.7 million of CECL on AFS debt securities during the years ended December 31, 2022, 2021, and 2020, respectively. The increase of $4.3 million in 2022 was due to significant volatility in the financial markets, which increased our current provision. The remaining fixed maturity securities whose total fair value was less than amortized cost at December 31, 2022, 2021, and 2020, were those in which we had no intent, need or requirement to sell at an amount less than their amortized cost.
For additional information regarding our investments, including the cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of our investments, the amortized cost and estimated fair value of fixed maturity securities by contractual maturity, and net realized and unrealized gains and losses on investments, see Note 5 in the Notes to our Consolidated Financial Statements.
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
Our loss reserves (gross and net of reinsurance), including the main components of such reserves, were as follows:

	As of December 31,
	2022	2021
	(in millions)
Case reserves	$917.6	$900.2
IBNR	771.7	818.7
LAE reserves	271.4	262.3
Gross unpaid losses and LAE reserves	1,960.7	1,981.2
Less reinsurance recoverable on unpaid losses and LAE, excluding CECL allowance	445.4	476.9
Net unpaid losses and LAE reserves	$1,515.3	$1,504.3
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

	As of December 31,
	2022	2021
	(in millions)
Low end of actuarial range	$1,365.8	$1,351.3
Carried reserves	1,515.3	1,504.3
High end of actuarial range	1,687.3	1,687.1
As of December 31, 2022, California and Nevada loss reserves represented approximately 67% of our total loss reserves on our Consolidated Balance Sheet.
In California, our recent loss experience from 2012 through 2019, indicates a slight downward trend in medical severity and a slight upward trend in indemnity severity. The reduction in medical severity can be attributed to a number of factors including California Senate Bill 863 (SB 863), which was enacted in 2012 and largely became effective in 2013/2014. Among the more significant changes, SB 863 introduced independent medical review (IMR) into the dispute resolution process and filing fees for medical liens. On the indemnity side, various provisions of SB 863 resulted in an overall increase in certain benefits. Our indemnity claims frequency (the number of claims expressed as a percentage of payroll) has decreased year-over-year for the past four years. Aside from the impact of recent regulatory changes, we believe our continued emphasis on accelerating claims settlements, as well as our various underwriting initiatives, have contributed to more favorable trends in our California results.
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
An internal initiative that began in 2014 emphasizes the settlement of open claims. This initiative has actively driven a significant increase in claims settlement activity and has primarily affected accident years 2009 and forward. However, this activity slowed down during the height of the COVID-19 pandemic in 2020 and 2021.
Approximately 55% of our claims payments during the three years ended December 31, 2022 related to medical care for injured workers. The utilization and cost of medical services in the future is a significant source of uncertainty in the establishment of loss reserves for workers' compensation. However, because medical care may be provided to an injured worker over many years, and in some cases decades, the pace of medical claim cost inflation can have a significant impact on our ultimate claim payments. For example, if the rate of medical claim cost inflation increases by 1% above the inflation rate that is implicitly included in the loss reserves at December 31, 2022, we estimate that future medical costs over the lifetime of current claims would increase by approximately $63.9 million on a net-of-reinsurance basis. Under the current elevated inflationary environment, additional inflationary considerations were included in determining the level and adequacy of our reserves, and particular consideration was given to medical and hospital inflation rates as these inflation rates have historically exceeded general inflation rates.
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
If the actual loss reserves were at the high or the low end of the actuarial range, the impact on our financial results would have been as follows:

	December 31,
	2022	2021
Increase (decrease) in reserves (1)	(in millions)
At low end of range	$(149.5)	$(153.0)
At high end of range	172.0	182.8
Increase (decrease) in stockholders' equity and net income
At low end of range	$118.1	$120.9
At high end of range	(135.9)	(144.4)
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

As of December 31,
2022
(in millions)
Low end of actuarial range	$285.1
LPT carried reserves	308.6
High end of actuarial range	349.7
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
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995 for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were $308.6 million as of December 31, 2022. Losses and LAE paid with respect to the LPT Agreement totaled $858.9 million at December 31, 2022. We account for the LPT Agreement as retroactive reinsurance. Entry into the LPT Agreement resulted in a deferred reinsurance gain that was recorded on our Consolidated Balance Sheets as a liability. The Deferred Gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and the amortization is reflected in losses and LAE. Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the Deferred Gain on our Consolidated Balance Sheets and losses and LAE on our Consolidated Statements of Comprehensive Income.
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
The economic disruptions caused by inflationary pressures, geo-political conditions and the COVID-19 pandemic have impacted the credit risk associated with certain of our investment holdings. As a result, we recorded $4.5 million of allowance for CECL on our fixed maturity portfolio during the year ended December 31, 2022. See Note 6 in the Notes to our Consolidated Financial Statements.
Interest Rate Risk
Investments
The fair value of our fixed maturity portfolio is exposed to interest rate risk, which is the risk of a decline in fair value resulting from changes in prevailing interest rates, which we strive to limit by managing duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 3.9 at December 31, 2022. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and the impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of December 31, 2022. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $2,305.4 million as of December 31, 2022, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(242.3)	(10.5)%
200 basis point rise	(161.8)	(7.0)
100 basis point rise	(74.3)	(3.2)
50 basis point decline	71.8	3.1
100 basis point decline	124.5	5.4
200 basis point decline	235.9	10.2
300 basis point decline	351.9	15.3
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of December 31, 2022, the par value of our commercial and residential mortgage-backed securities holdings was $452.1 million, and the amortized cost was 102.8% of par value. Since a majority of our mortgage-backed securities were purchased at a premium that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The commercial and residential mortgage-backed securities portion of the portfolio totaled 16.6% of total investments as of December 31, 2022. Agency-

backed residential mortgage pass-throughs totaled $332.8 million, or 92.4%, of the residential mortgage-backed securities portion of the portfolio as of December 31, 2022.
Equity Price Risk
Equity price risk is the risk that we may incur losses in the fair value of the equity securities we hold in our investment portfolio. Adverse changes in the market prices of the equity securities we hold in our investment portfolio would result in decreases in the fair value of our total assets on our Consolidated Balance Sheets and in net realized and unrealized gains and losses on our Consolidated Statements of Comprehensive Income. Economic and market disruptions caused by geo-political conditions, inflationary pressures and the COVID-19 pandemic have resulted in volatility in the fair value of our equity securities. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors.
The table below shows the sensitivity of our equity securities at fair value to price changes as of December 31, 2022:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Decrease in Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Increase in Total Equity Securities
Equity securities	$144.2	$197.0	$177.3	$(19.7)	$216.7	$19.7
Effects of Inflation
Recent economic slowdowns, financial market volatility, supply chain disruptions, monetary and fiscal policy measures, heightened geo-political tensions and fluctuations in interest rates have contributed to higher levels of inflation and may continue to lead to elevated levels of inflation in future periods.
Higher levels of inflation than we have anticipated could significantly impact our financial statements and results of operations. Our estimates for losses and LAE include assumptions about the timing of closure and future payment of claims and claims handling expenses, such as medical treatments and litigation costs. Inflation is also incorporated in our reserving process through projections supported by historical loss emergence. Under the current elevated inflationary environment, additional inflationary considerations were included in determining the level and adequacy of our reserves, and particular consideration was given to medical and hospital inflation rates as these inflation rates have historically exceeded general inflation rates. To the extent inflation causes these costs to increase above established reserves, we will be required to increase those reserves for losses and LAE, reducing our earnings in the period in which our assumptions are revised.
Higher levels of wage inflation can specifically impact the payrolls of our insureds, which is the basis for the premiums we charge, as well as amount of future indemnity losses we may incur.
Higher levels of inflation could also impact our operating expenses and, in the case of wage inflation, could impact our payroll expenses.
Recent increases in interest rates, which are intended to aid in the suppression of inflation, have negatively impacted the market value of our fixed maturity investments while increasing the yields on our new investments.

Item 8. Financial Statements and Supplementary Data

Page
Management's Annual Report on Internal Control Over Financial Reporting	52
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	53
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	54
Consolidated Balance Sheets as of December 31, 2022 and 2021	56
Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2022, 2021, and 2020	58
Consolidated Statements of Stockholders' Equity for each of the years ended December 31, 2022, 2021, and 2020	59
Consolidated Statements of Cash Flows for each of the years ended December 31, 2022, 2021, and 2020	60
Notes to Consolidated Financial Statements	62

The following Financial Statement Schedules are filed in Item 15 of Part IV of this report:

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	97
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	100

Pursuant to Rule 7-05 of Regulation S-X, Financial Statement Schedules I, III, IV, and V have been omitted as the information to be set forth therein is included in the Notes to Consolidated Financial Statements or has been supplied in another Financial Statement Schedule.

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Based on this assessment, management did not identify any material weaknesses in the internal control over financial reporting and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.
The Company's independent registered public accounting firm, Ernst & Young LLP, has independently assessed the effectiveness of the Company's internal control over financial reporting. A copy of their report is included in Item 8 of this report.

February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Employers Holdings, Inc. and Subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Employers Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Employers Holdings, Inc. and Subsidiaries' (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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
February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Employers Holdings, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Employers Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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
At December 31, 2022, the liability for incurred but not reported (IBNR) reserves represented a material portion of the $1,960.7 million of unpaid loss and loss adjustment expenses (LAE). As explained in Notes 2 and 9 to the consolidated financial statements, the liability for unpaid losses and LAE represents management's best estimate of the ultimate net cost of all reported and unreported losses incurred for the applicable periods, less payments made. The estimated reserves include the accumulation of estimates for all claims reported prior to the balance sheet date, estimates of claims incurred but not reported, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. IBNR reserves include an estimate for claims that are incurred but not yet reported, expected development on reported claims and for additional payments on closed claims. There is significant uncertainty inherent in determining management’s best estimate of the ultimate loss settlement cost which is used to determine the incurred but not reported claim reserves. In particular, the estimate is sensitive to the selection and weighting of actuarial methods and management’s selection of parameters and assumptions including, the pattern with which aggregate claims data will be paid or emerge over time, the magnitude and change in claim settlement activity, the effects of legislative benefit changes and/or judicial decisions, and trends in claim frequency and severity.
Auditing management’s best estimate of IBNR reserves was complex due to the highly judgmental nature of the assumptions used in the actuarial reserving process. The significant judgement was primarily due to the sensitivity of management’s estimate to the selection of methods and assumptions including the pattern with which aggregate claims data will be paid or emerge over time, which had a significant effect on the valuation of IBNR reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the process for estimating IBNR reserves. This included, among other procedures, testing management review controls in place over the review and approval of methods and assumptions used in estimating IBNR reserves.
To test IBNR reserves, our audit procedures included, among others, testing the completeness and accuracy of the data used in the calculations by testing reconciliations of the underlying claims and policyholder data recorded in the source systems to the actuarial reserving calculations, and comparing a sample of incurred and paid claims to source documentation. With the assistance of EY actuarial specialists, we evaluated the Company’s selection and weighting of actuarial methods by comparing the methods and weightings used in the current estimate to our expectations of those used in the industry for the specific types of insurance and age of the claims. To evaluate the significant assumptions used by management, we compared the assumptions to current and historical claims trends. We also compared management’s recorded reserves to a range of reasonable reserves estimates calculated independently by our EY actuarial specialists. Additionally, we performed a hindsight analysis of the prior period estimates using subsequent claims development.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002
San Francisco, California
February 24, 2023

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
	2022	2021
	(in millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost $2,366.7 at December 31, 2022 and $2,266.3 at December 31, 2021, less CECL allowance of $4.5 at December 31, 2022 and $0.2 at December 31, 2021)	$2,186.3	$2,342.7
Equity securities at fair value (cost $144.2 at December 31, 2022 and $212.6 at December 31, 2021)	197.0	338.8
Equity securities at cost	6.7	5.6
Other invested assets (cost $54.4 at December 31, 2022 and $34.1 at December 31, 2021)	59.7	38.4
Short-term investments at fair value (amortized cost $119.1 at December 31, 2022 and $10.5 at December 31, 2021)	119.1	10.5
Total investments	2,568.8	2,736.0
Cash and cash equivalents	89.2	75.1
Restricted cash and cash equivalents	0.2	0.2
Accrued investment income	19.0	14.5
Premiums receivable (less CECL allowance of $12.8 at December 31, 2022 and $10.3 at December 31, 2021)	305.9	244.7
Reinsurance recoverable for:
Paid losses	6.8	7.5
Unpaid losses (less CECL allowance of $0.9 at December 31, 2022 and $0.6 at December 31, 2021)	444.5	476.3
Deferred policy acquisition costs	48.3	43.7
Deferred income taxes, net	62.7	—
Property and equipment, net	12.0	14.7
Operating lease right-of-use assets	11.5	14.2
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Contingent commission receivable–LPT Agreement	13.9	13.9
Cloud computing arrangements	42.9	43.9
Other assets	41.2	48.7
Total assets	$3,716.7	$3,783.2
Liabilities and stockholders' equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$1,960.7	$1,981.2
Unearned premiums	339.5	304.7
Commissions and premium taxes payable	58.2	42.1
Accounts payable and accrued expenses	28.7	24.1
Deferred income taxes, net	—	7.7
Deferred reinsurance gain—LPT Agreement	106.1	114.4
FHLB advances	182.5	—
Non-cancellable obligations	26.1	21.7
Operating lease liability	13.6	16.6
Other liabilities	57.1	57.6
Total liabilities	$2,772.5	$2,570.1
Commitments and contingencies (Note 12)

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
	2022	2021
	(in millions, except share data)
Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 57,876,287 and 57,690,254 shares issued and 27,160,748 and 27,741,400 shares outstanding at December 31, 2022 and 2021, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	414.6	410.7
Retained earnings	1,295.6	1,338.5
Accumulated other comprehensive (loss) income, net of tax	(138.9)	60.6
Treasury stock, at cost (30,715,539 shares at December 31, 2022 and 29,948,854 shares at December 31, 2021)	(627.7)	(597.3)
Total stockholders' equity	944.2	1,213.1
Total liabilities and stockholders' equity	$3,716.7	$3,783.2
See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
	2022	2021	2020
Revenues	(in millions, except per share data)
Net premiums earned	$675.2	$574.4	$615.3
Net investment income	89.8	72.7	76.3
Net realized and unrealized (losses) gains on investments	(51.8)	54.6	19.0
Other income	0.3	1.4	0.8
Total revenues	713.5	703.1	711.4

Expenses
Losses and loss adjustment expenses	391.0	315.2	302.4
Commission expense	95.9	76.1	78.8
Underwriting and general and administrative expenses	167.3	160.2	181.3
Interest and financing expenses	3.5	0.5	0.4
Other expenses	—	4.1	0.8
Total expenses	657.7	556.1	563.7

Net income before income taxes	55.8	147.0	147.7
Income tax expense	7.4	27.7	27.9
Net income	$48.4	$119.3	$119.8

Comprehensive (loss) income
Unrealized AFS investment (losses) gains during the period, net of tax benefit (expense) of $53.8, $13.6, and $(14.2) for the years ended December 31, 2022, 2021, and 2020, respectively	$(202.3)	$(51.3)	$53.4
Reclassification adjustment for realized AFS investment losses (gains) in net income, net of tax (benefit) expense of $(0.8), $0.9, and $0.9 for the years ended December 31, 2022, 2021, and 2020, respectively	2.8	(3.2)	(3.6)
Other comprehensive (loss) income, net of tax	(199.5)	(54.5)	49.8
Total comprehensive (loss) income	$(151.1)	$64.8	$169.6

Net realized and unrealized (losses) gains on investments
Net realized and unrealized (losses) gains on investments before impairments	$(51.8)	$54.6	$19.0
Net realized and unrealized (losses) gains on investments	$(51.8)	$54.6	$19.0

Earnings per common share (Note 18):
Basic	$1.76	$4.22	$4.01
Diluted	$1.75	$4.17	$3.97
Cash dividends declared per common share and eligible plan awards	$3.28	$1.00	$1.00
See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock, at Cost	Total Stockholders' Equity
	Shares	Amount
	(in millions, except share data)

Balance, January 1, 2020	57,184,370	$0.6	$396.4	$1,158.8	$65.3	$(455.3)	$1,165.8
Stock-based obligations (Note 14)	—	—	9.7	—	—	—	9.7
Stock options exercised	40,800	—	0.9	—	—	—	0.9
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	188,636	—	(2.7)	—	—	—	(2.7)
Acquisition of common stock (Note 13)	—	—	—	—	—	(99.8)	(99.8)
Dividends declared on common stock and eligible plan awards	—	—	—	(30.8)	—	—	(30.8)
Net income for the year		—	—	119.8	—	—	119.8
Change in net unrealized losses on investments, net of taxes of $(13.3)		—	—	—	49.8	—	49.8
Balance, December 31, 2020	57,413,806	$0.6	$404.3	$1,247.9	$115.1	$(555.1)	$1,212.8

Balance, January 1, 2021	57,413,806	$0.6	$404.3	$1,247.9	$115.1	$(555.1)	$1,212.8
Stock-based obligations (Note 14)	—	—	9.1	—	—	—	9.1
Stock options exercised	48,051	—	1.1	—	—	—	1.1
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	228,397	—	(3.8)	—	—	—	(3.8)
Acquisition of common stock (Note 13)	—	—	—	—	—	(42.2)	(42.2)
Dividends declared on common stock and eligible plan awards	—	—	—	(28.7)	—	—	(28.7)
Net income for the year		—	—	119.3	—	—	119.3
Change in net unrealized gains on investments, net of taxes of $14.5		—	—	—	(54.5)	—	(54.5)
Balance, December 31, 2021	57,690,254	$0.6	$410.7	$1,338.5	$60.6	$(597.3)	$1,213.1

Balance, January 1, 2022	57,690,254	$0.6	$410.7	$1,338.5	$60.6	$(597.3)	$1,213.1
Stock-based obligations (Note 14)	—	—	5.1	—	—	—	5.1
Stock options exercised	41,665	—	1.1	—	—	—	1.1
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	144,368	—	(2.3)	—	—	—	(2.3)
Acquisition of common stock (Note 13)	—	—	—	—	—	(30.4)	(30.4)
Dividends declared on common stock and eligible plan awards	—	—	—	(91.3)	—	—	(91.3)
Net income for the year		—	—	48.4	—	—	48.4
Change in net unrealized losses on investments, net of taxes of $(53.0)		—	—	—	(199.5)	—	(199.5)
Balance, December 31, 2022	57,876,287	$0.6	$414.6	$1,295.6	$(138.9)	$(627.7)	$944.2

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2022	2021	2020
Operating activities	(in millions)
Net income	$48.4	$119.3	$119.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5.3	7.4	8.2
Stock-based compensation	5.1	9.1	9.7
Amortization of cloud computing arrangements	16.4	14.2	9.0
Net amortization on investments	3.0	8.5	9.8
Allowance for expected credit losses	2.8	(0.3)	6.6
Deferred income tax expense	(17.4)	6.7	(13.4)
Net realized and unrealized losses (gains) on investments	51.8	(54.6)	(19.0)
Asset impairment charges	—	1.0	0.8
Change in operating assets and liabilities:
Premiums receivable	(63.7)	(12.1)	47.4
Reinsurance recoverable on paid and unpaid losses	32.2	20.2	35.1
Cloud computing arrangements	(15.4)	(7.9)	(25.6)
Operating lease right-of-use-assets	2.7	3.2	(2.3)
Current federal income taxes	8.8	(7.9)	22.0
Unpaid losses and loss adjustment expenses	(20.5)	(88.2)	(123.4)
Unearned premiums	34.8	5.6	(38.0)
Accounts payable, accrued expenses and other liabilities	7.2	(2.5)	(4.0)
Deferred reinsurance gain–LPT Agreement	(8.3)	(11.0)	(11.7)
Contingent commission receivable–LPT Agreement	—	(0.5)	(0.2)
Operating lease liabilities	(3.0)	(3.3)	2.1
Non-cancellable obligations	4.4	(2.4)	1.1
Other	5.2	6.3	(1.0)
Net cash provided by operating activities	99.8	10.8	33.0
Investing activities
Purchases of fixed maturity securities	(611.4)	(516.6)	(645.6)
Purchases of equity securities	(124.9)	(199.5)	(179.5)
Purchases of short-term investments	(132.7)	(12.5)	(135.9)
Purchases of other invested assets	(20.3)	(17.3)	(8.3)
Proceeds from sale of fixed maturity securities	313.8	206.7	349.5
Proceeds from sale of equity securities	216.3	135.9	243.4
Proceeds from maturities and redemptions of fixed maturity securities	195.0	373.5	359.2
Proceeds from maturities of short-term investments	24.0	28.3	110.6
Net change in unsettled investment purchases and sales	(3.3)	3.4	(3.6)
Capital expenditures and other	(2.6)	(3.6)	(5.5)
Net cash (used in) provided by investing activities	(146.1)	(1.7)	84.3
Financing activities
Acquisition of common stock	(30.4)	(42.6)	(99.4)
Cash transactions related to stock-based compensation	(1.2)	(2.7)	(1.8)
Dividends paid to stockholders and eligible plan award holders	(90.3)	(29.0)	(30.5)
Proceeds from FHLB advances	182.5	—	35.0
Repayments on FHLB advances	—	(20.0)	(15.0)
Proceeds from line of credit advances	10.0	27.0	—
Repayments on line of credit advances	(10.0)	(27.0)	—
Payments on finance leases	(0.2)	(0.1)	(0.2)
Net cash provided by (used in) financing activities	60.4	(94.4)	(111.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	14.1	(85.3)	5.4
Cash, cash equivalents, and restricted cash at the beginning of the period	75.3	160.6	155.2
Cash, cash equivalents, and restricted cash at the end of the period	$89.4	$75.3	$160.6
Non-cash transactions
Financed property and equipment purchases	$0.1	$0.3	$0.1
Non-cash exchange of private preferred shares for common stock	—	20.0	—

The following table presents our cash, cash equivalents, and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	December 31, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$89.2	$75.1
Restricted cash and cash equivalents supporting reinsurance obligations	0.2	0.2
Total cash, cash equivalents and restricted cash	$89.4	$75.3
 See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2022
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
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represent cash and cash equivalents held in trust in order to secure certain of the Company's obligations and, accordingly, are restricted as to withdrawal or usage. As of December 31, 2022 and 2021 the Company held $2.7 million and $3.1 million, respectively, in cash and investments in trust for reinsurance obligations, of which $0.2 million, represented restricted cash and cash equivalents for each year.

Short-Term Investments
The Company considers all liquid investments with maturities of between three and twelve months, as measured from the date of purchase, to be short-term investments.
Investment Securities
The Company's investments in fixed maturity securities and short-term investments are classified as available-for-sale (AFS) and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes, in Accumulated other comprehensive (loss) income on the Company's Consolidated Balance Sheets.
The Company's investments in equity securities at fair value are not classified as AFS and changes in fair value are included in Net realized and unrealized gains and losses on investments on the Company's Consolidated Statements of Comprehensive Income. The Company's investment in FHLB stock is presented within Equity securities at cost on the Company's Consolidated Balance Sheets.
The Company's investments in other invested assets are reported at either net asset value or fair value and changes in the value of these investments are included in Net realized and unrealized (losses) gains on investments on the Company's Consolidated Statements of Comprehensive Income.
Beginning in 2020, with the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), the Company's investments in fixed maturity securities are presented net of an allowance for current expected credit losses (CECL). The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria is met, the security's amortized cost basis is written down to its fair value. For AFS debt securities that do not meet either criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The changes in the Company's allowance for CECL on investments are included in Net realized and unrealized (losses) gains on investments on the Company's Consolidated Statements of Comprehensive Income (see Note 6).
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
Premiums written are recognized as revenues, net of any applicable underlying reinsurance coverage, and recognized as earned, over the period of the contract in proportion to the amount of insurance protection provided. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine the actual amount of net premiums earned for that policy year. Earned but unbilled premiums include estimated future audit premiums based on the Company's historical experience. These estimates are subject to changes in policyholders' payrolls, economic conditions, and seasonality, and are continually reviewed and adjusted as experience develops or new information becomes known. Any such adjustments are included in current operations; however, they are partially offset by the resulting changes in losses and LAE, commission expenses, and premium taxes. The Company's premiums receivable on its Consolidated Balance Sheets included $38.7 million and $13.8 million of additional premiums expected to be received from policyholders for premium audits at December 31, 2022 and 2021, respectively.
The Company establishes an allowance for CECL (see Note 6) on its premiums receivable through a charge included in underwriting and general and administrative expenses in its Consolidated Statements of Comprehensive Income. This allowance for CECL is determined based on estimates (collectability and historical payment patterns) and assumptions to project future experience. After all collection efforts have been exhausted, the Company reduces the allowance for CECL for write-offs of premiums receivable that have been deemed uncollectible. The Company's allowance for CECL was $12.8 million and $10.3 million at December 31, 2022 and 2021, respectively. The Company had write offs of $2.0 million, $2.5 million, and $6.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Deferred Policy Acquisition Costs
Policy acquisition costs, those costs that relate directly to the successful acquisition of new or renewal insurance contracts, including underwriting, policy issuance and processing, medical and inspection, sales force contract selling and commissions are deferred and amortized as the related premiums are earned. Amortization of deferred policy acquisition costs for the years ended December 31, 2022, 2021, and 2020, was $106.4 million, $92.2 million, and $97.5 million, respectively.
If the sum of a policy's expected losses and LAE and deferred policy acquisition costs exceeds the related unearned premiums and projected investment income, a premium deficiency is determined to exist. In this event, deferred policy acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs, a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the years ended December 31, 2022, 2021, and 2020.
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
Balances due from reinsurers on unpaid losses, including an estimate of such recoverables related to reserves for incurred but not reported losses, are reported as reinsurance recoverables on the Company's Consolidated Balance Sheets. Reinsurance recoverables on paid losses represent amounts currently due from reinsurers. Reinsurance recoverables on unpaid losses represent amounts that will be collectible from reinsurers once the losses are paid. Reinsurance recoverables on unpaid losses and LAE amounted to $444.5 million and $476.3 million at December 31, 2022 and 2021, respectively.
Beginning in 2020, with the adoption of ASU 2016-13, the Company's reinsurance recoverables are presented net of an allowance for CECL. The changes in the Company's allowance for CECL are included in underwriting and general and administrative expenses on the Company's Consolidated Statements of Comprehensive (Loss) Income (see Note 6). This allowance for CECL is determined based on historical information, financial strength of reinsurers, collateralization amounts and ratings to determine the appropriateness of the allowance.
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
Additionally, the Company is entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is equal to 30% of the favorable difference between actual paid losses and LAE and expected paid losses and LAE as established in the LPT Agreement based on losses paid through June 30, 2024. The contingent profit commission is paid every five years beginning June 30, 2004 for the first 25 years of the agreement. The Company could be required to return any previously received contingent profit commission, plus interest, in the event of unfavorable differences through June 30,

2024. The Company records an estimate of contingent profit commission on its Consolidated Balance Sheets as Contingent commission receivable–LPT Agreement and a corresponding liability is recorded as Deferred reinsurance gain–LPT Agreement. The Contingent commission receivable–LPT Agreement is reduced as amounts are received from participating reinsurers. In 2019, the Company received $19.1 million in cash related to the contingent profit commission. The Deferred reinsurance gain–LPT Agreement is amortized using the recovery method. The amortization of the contingent profit commission is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the contingent profit commission (through June 30, 2024), and is recorded in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive (Loss) Income. Any adjustment to the contingent profit commission under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive (Loss) Income, such that the Deferred Gain reflects the balance that would have existed had the revised contingent profit commission been recognized at the inception of the LPT Agreement (LPT Contingent Commission Adjustment).
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
Operating leases
The Company determines if an arrangement is a lease at the inception of the transaction. Leased office property meets the definition of operating leases under ASC 842 and is presented as a right-of-use asset (ROU asset) and lease liability on the Company's Consolidated Balance Sheets. ROU assets represent the right to use an underlying asset for the lease payments arising from the lease transaction. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses collateralized incremental borrowing rates to determine the present value of lease payments. The ROU assets also include lease payments less any lease incentives within a lease agreement. The Company's lease terms may include options to extend or terminate a lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. See Note 12 for additional disclosures related to operating leases.
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
The Company recognizes tax positions that are determined to be more likely than not of being sustained upon examination. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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
The Company recognizes accrued interest and penalties, if any, in income taxes. For the years ended December 31, 2022 and 2021, the Company incurred no material interest and penalties.
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
The Company monitors the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company also obtains collateral from its reinsurers in order to mitigate the risks related to insolvencies. At December 31, 2022 and 2021, $1.7 million and $1.8 million were held as collateral by cash or letters of credit for the Company's reinsurance recoverables, respectively.
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
Investment securities. The Company's investment securities are predominantly valued on the basis of actual market transactions or observable inputs. A small portion of the Company's investment securities are valued on the basis of pricing models with significant unobservable inputs or nonbinding broker quotes (see Note 4).
Goodwill and Other Intangible Assets
The Company formally tests for impairment of goodwill and intangible assets around the fourth quarter of each year. At the end of each quarter, management considers the results of the previous analysis as well as any recent developments that may constitute triggering events requiring the impairment analysis of goodwill and other intangible assets to be updated. The Company assessed the effects of current economic conditions on the Company's financial condition and results of operations and changes in the Company's fair value and determined that there were no impairments of these assets as of December 31, 2022 and 2021.
Intangible assets related to state licenses are not subject to amortization. Intangibles related to insurance relationships were amortized in proportion to the expected period of benefit and were fully amortized as of December 31, 2022.

The gross carrying value, accumulated amortization, and net carrying value for the Company's intangible assets, by major class, as of December 31, were as follows:

	2022			2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
State licenses	$13.5	$—	$13.5	$13.5	$—	$13.5
Insurance relationships	9.4	$(9.4)	—	9.4	(9.4)	—
Other	0.1	—	0.1	0.1	—	0.1
Total	$23.0	$(9.4)	$13.6	$23.0	$(9.4)	$13.6
There was no amortization expense in 2022 or 2021. Amortization expenses are included in the Company's Consolidated Statements of Comprehensive (Loss) Income in underwriting and general and administrative expenses.
Stock-Based Compensation
The Company provides stock-based compensation to its directors and certain of its employees, which is recognized in its Consolidated Statements of Comprehensive Income based on estimated grant date fair values over the relevant service period (see Note 14).

3. New Accounting Standards
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This update provides optional transition guidance to ease the potential accounting burden associated with transitioning away from the London Interbank Offered Rate (LIBOR), with optional expedients and exceptions related to the application of US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. Companies can apply this ASU immediately, but early adoption is only available through December 31, 2022 when the ASU becomes effective. The Company evaluated the impact of LIBOR on its existing contracts and investments and does not expect that this update will have a material impact on its consolidated financial condition or results of operations.
Recently Adopted Accounting Standards
In October 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-10, Codification Improvements. This update ensures all disclosure guidance that requires or provides an option for an entity to provide notes to the financial statements is included in the Disclosure Section (Section 50) of the Codification. This update also provides various codification improvements in which the original guidance was unclear. This update became effective for annual periods beginning after December 15, 2020 and early adoption is permitted for any annual or interim period for which financial statements have not been issued. The Company determined that the impact of this standard was not material to its consolidated financial condition and results of operations.
In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivable-Nonrefundable fees and other costs. The amendments in that Update shortened the amortization period for certain purchased callable debt securities held at a premium by requiring that entities amortize the premium associated with those callable debt securities within the scope of paragraph 310-20-25-33 to the earliest call date. The amendments affect the guidance in Accounting Standards Update No. 2017-08, receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this update became effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is not permitted. The Company determined that the impact of this standard was not material to its consolidated financial condition and results of operations.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). This update simplifies the accounting for income taxes within Accounting Standards Codification (ASC) topic 740 by removing certain exceptions and clarifies existing guidance. This update became effective for annual periods beginning after December 15, 2020. The Company determined that the impact of this standard was not material to its consolidated financial condition and results of operations.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). This update simplifies the measurement of goodwill by eliminating the performance of Step 2 in the goodwill impairment analysis. This update allows the testing to be performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge when the carrying amount exceeds fair value. Additionally, this update eliminates the requirements of any reporting unit with a zero or negative carrying value to perform Step 2, but requires disclosure of the amount of goodwill allocated to a reporting unit with zero or negative carrying amount of net assets. This update became effective for its annual or any interim goodwill impairment tests beginning after December 15, 2020. The Company adopted this standard and there was no impact on its consolidated financial condition and results of operations.
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
4. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company's financial instruments at fair value were as follows as of December 31:

	2022		2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets	(in millions)
Total investments at fair value (Note 5)	$2,502.4	$2,502.4	$2,692.0	$2,692.0
Cash and cash equivalents	89.2	89.2	75.1	75.1
Restricted cash and cash equivalents	0.2	0.2	0.2	0.2
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments to the valuation methodology utilized by third party pricing services as of December 31, 2022 and 2021.

These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
As of December 31, 2022, the Company held $24.2 million of fixed maturity securities at fair value that were designated Level 3. These private placements securities, which were acquired during 2022, were designated as Level 3 securities due to the limited amount of observable market information available.
The following table presents the Company's investments at fair value and the corresponding fair value measurements.

	December 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities
U.S. Treasuries	$—	$90.8	$—	$—	$65.7	$—
U.S. Agencies	—	2.1	—	—	2.4	—
States and municipalities	—	317.6	—	—	436.1	—
Corporate securities	—	851.9	16.2	—	1,080.3	—
Residential mortgage-backed securities	—	360.2	—	—	321.8	—
Commercial mortgage-backed securities	—	55.1	—	—	92.3	—
Asset-backed securities	—	58.1	8.0	—	68.5	—
Collateralized loan obligations	—	260.9	—	—	85.4	—
Foreign government securities	—	10.2	—	—	12.5	—
Other securities	—	155.2	—	—	177.7	—
Total fixed maturity securities	$—	$2,162.1	$24.2	$—	$2,342.7	$—
Equity securities at fair value
Industrial and miscellaneous	$165.3	$—	$—	$283.1	$—	$—
Other	31.5	0.2	—	55.7	—	—
Total equity securities at fair value	$196.8	$0.2	$—	$338.8	$—	$—
Short-term investments	$119.1	$—	$—	$—	$10.5	$—
Total investments at fair value	$315.9	$2,162.3	$24.2	$338.8	$2,353.2	$—
Financial Instruments Carried at Cost
EICN, ECIC, EPIC, EAC and CIC are members of the Federal Home Loan Bank of San Francisco (FHLB). Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds advanced. The Company's investment in FHLB stock is recorded at cost, which approximates fair value, as purchases and sales of these securities are at par value with the issuer. FHLB stock is considered a restricted security and is periodically evaluated by the Company for impairment based on the ultimate recovery of par value.
Financial Instruments Carried at Net Asset Value (NAV)
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company's Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at NAV and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner's discretion. The Company will receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment, or a portion thereof. The Company expects these distributions from time-to-time during the full course of the fund term. As of December 31, 2022 and 2021, the Company had unfunded commitments to these private equity limited partnerships totaling $55.2 million and $46.4 million, respectively.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.

The following table presents cash and investments carried at NAV on the Company's Consolidated Balance Sheets.

	December 31, 2022	December 31, 2021

Cash equivalents measured at NAV	65.5	29.5
Other invested assets carried at NAV	59.7	38.4
The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs for the year ended December 31, 2022.

Level 3 Securities
(in millions)
Beginning balance, January 1, 2022	$—
Purchases	25.8
Unrealized losses included in comprehensive (loss) income	(1.6)
Ending balance, December 31, 2022	$24.2
5. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company's AFS investments were as follows:

	Amortized Cost	Allowance for Current Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2022	(in millions)
Fixed maturity securities
U.S. Treasuries	$95.1	$—	$0.1	$(4.4)	$90.8
U.S. Agencies	2.2	—	—	(0.1)	2.1
States and municipalities	326.7	—	0.8	(9.9)	317.6
Corporate securities	963.4	(2.8)	2.0	(94.5)	868.1
Residential mortgage-backed securities	403.5	—	0.3	(43.6)	360.2
Commercial mortgage-backed securities	61.5	—	—	(6.4)	55.1
Asset-backed securities	74.0	—	0.1	(8.0)	66.1
Collateralized loan obligations	268.1	—	—	(7.2)	260.9
Foreign government securities	13.0	—	—	(2.8)	10.2
Other securities(1)	159.2	(1.7)	0.6	(2.9)	155.2
Total fixed maturity securities	2,366.7	(4.5)	3.9	(179.8)	2,186.3
Short-term investments	119.1	—	—	—	119.1
Total AFS investments	$2,485.8	$(4.5)	$3.9	$(179.8)	$2,305.4

At December 31, 2021
Fixed maturity securities
U.S. Treasuries	$64.3	$—	$1.6	$(0.2)	$65.7
U.S. Agencies	2.2	—	0.2	—	2.4
States and municipalities	413.8	—	22.4	(0.1)	436.1
Corporate securities	1,035.3	(0.2)	47.0	(1.8)	1,080.3
Residential mortgage-backed securities	319.0	—	7.0	(4.2)	321.8
Commercial mortgage-backed securities	87.9	—	4.5	(0.1)	92.3
Asset-backed securities	68.6	—	0.4	(0.5)	68.5
Collateralized loan obligations	85.5	—	—	(0.1)	85.4
Foreign government securities	12.7	—	—	(0.2)	12.5
Other securities(1)	177.0	—	1.2	(0.5)	177.7
Total fixed maturity securities	2,266.3	(0.2)	84.3	(7.7)	2,342.7
Short-term investments	10.5	—	—	—	10.5
Total AFS investments	$2,276.8	$(0.2)	$84.3	$(7.7)	$2,353.2
(1)Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.

The cost and estimated fair value of the Company's equity securities recorded at fair value at December 31, 2022 and 2021 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At December 31, 2022
Equity securities at fair value
Industrial and miscellaneous	$115.3	$165.3
Other	28.9	31.7
Total equity securities at fair value	$144.2	$197.0

At December 31, 2021
Equity securities at fair value
Industrial and miscellaneous	$170.5	$283.1
Other	42.1	55.7
Total equity securities at fair value	$212.6	$338.8
The Company had Other invested assets totaling $59.7 million and $38.4 million (initial cost of $54.4 million and $34.1 million) at December 31, 2022 and 2021, respectively, consisting of private equity limited partnerships, which are carried at NAV based on information provided by the general partner. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through Net realized and unrealized gains and losses on the Company's Consolidated Statements of Comprehensive (Loss) Income.
The amortized cost and estimated fair value of the Company's fixed maturity securities at December 31, 2022, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$69.3	$68.7
Due after one year through five years	808.2	776.0
Due after five years through ten years	595.7	529.9
Due after ten years	81.9	69.4
Mortgage and asset-backed securities	807.1	742.3
Total	$2,362.2	$2,186.3

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of December 31, 2022 and 2021.

	December 31, 2022			December 31, 2021
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
Less than 12 months:	(dollars in millions)
Fixed maturity securities
U.S. Treasuries	$76.8	$(3.5)	13	$12.8	$(0.2)	4
U.S. Agencies	2.1	(0.1)	1	—	—	—
States and municipalities	193.4	(9.0)	68	7.7	(0.1)	4
Corporate securities	763.3	(76.4)	335	113.0	(1.8)	87
Residential mortgage-backed securities	236.8	(17.9)	186	146.3	(3.9)	65
Commercial mortgage-backed securities	52.5	(5.7)	22	—	—	—
Asset-backed securities	27.6	(2.6)	22	50.1	(0.5)	14
Collateralized loan obligations	209.9	(5.5)	37	24.4	(0.1)	10
Foreign government securities	—	—	—	12.5	(0.2)	2
Other securities	81.6	(1.8)	224	66.3	(0.4)	176
Total fixed maturity securities	1,644.0	(122.5)	908	433.1	(7.2)	362
Total less than 12 months	$1,644.0	$(122.5)	908	$433.1	$(7.2)	362

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$11.2	$(0.9)	4	$—	$—	—
States and municipalities	5.4	(0.9)	3	—	—	—
Corporate securities	84.6	(18.1)	84	—	—	—
Residential mortgage-backed securities	106.6	(25.7)	65	4.9	(0.3)	3
Commercial mortgage-backed securities	2.6	(0.7)	3	2.4	(0.1)	2
Asset-backed securities	27.7	(5.4)	11	—	—	—
Collateralized loan obligations	36.9	(1.7)	11	—	—	—
Foreign government securities	10.2	(2.8)	3	—	—	—
Other securities	38.4	(1.1)	119	8.0	(0.1)	29
Total fixed maturity securities	323.6	(57.3)	303	15.3	(0.5)	34
Total 12 months or greater	$323.6	$(57.3)	303	$15.3	$(0.5)	34
The Company recorded CECL on AFS debt securities of $4.5 million and $0.2 million during the years ended December 31, 2022 and 2021 (see Note 6). Those fixed maturity securities whose total fair value was less than amortized cost at December 31, 2022 and December 31, 2021, were those in which the Company had no intent, need or requirement to sell at an amount less than their amortized cost.
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

Net realized gains on investments and the change in unrealized gains (losses) on the Company's investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net (Increase) Decrease Change in CECL Allowance	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI, before tax
	(in millions)
Year Ended December 31, 2022
Fixed maturity securities	$3.2	$(2.5)	$(4.3)	$(252.5)	$(3.6)	$(252.5)
Equity securities	41.2	(17.1)	—	(73.3)	(49.2)	—
Other invested assets	—	—	—	1.0	1.0	—
Short-term investments	—	—	—	—	—	—
Total investments	$44.4	$(19.6)	$(4.3)	$(324.8)	$(51.8)	$(252.5)

Year Ended December 31, 2021
Fixed maturity securities	$4.7	$(1.1)	$0.5	$(68.9)	$4.1	$(68.9)
Equity securities	20.6	(5.0)	—	30.0	45.6	—
Other invested assets	—	—	—	4.9	4.9	—
Short-term investments	—	—	—	(0.1)	—	(0.1)
Total investments	$25.3	$(6.1)	$0.5	$(34.1)	$54.6	$(69.0)

Year Ended December 31, 2020
Fixed maturity securities	$9.2	$(4.1)	$(0.7)	$63.0	$4.4	$63.0
Equity securities	42.6	(21.8)	—	(5.0)	15.8	—
Other invested assets	—	—	—	(1.3)	(1.3)	—
Short-term investments	0.1	—	—	0.1	0.1	0.1
Total investments	$51.9	$(25.9)	$(0.7)	$56.8	$19.0	$63.1
Proceeds from the sales of fixed maturity securities were $313.8 million, $206.7 million and $349.5 million for years ended December 31, 2022, 2021, and 2020, respectively.
Net investment income was as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Fixed maturity securities	$81.1	$69.8	$72.6
Equity securities	8.3	5.4	4.4
Other invested assets	2.8	2.7	2.8
Short-term investments	0.2	0.2	1.5
Cash equivalents and restricted cash	2.1	—	0.5
Gross investment income	94.5	78.1	81.8
Investment expenses	(4.7)	(5.4)	(5.5)
Net investment income	$89.8	$72.7	$76.3
The Company is required by various state laws and regulations to support, through securities on deposit or otherwise, its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of December 31, 2022 and 2021, securities having a fair value of $745.9 million and $861.4 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $70.0 million of securities on deposit as of December 31, 2022 and 2021 (see Note 11).
Certain reinsurance contracts require the Company's funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at December 31, 2022 and 2021 was $2.7 million and $3.1 million, respectively.

6. Current Expected Credit Losses
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
The table below shows the changes in the allowance for CECL on premiums receivable.

	Years Ended December 31,
	2022	2021
	(in millions)
Beginning balance of the allowance for CECL on premiums receivable	$10.3	$10.8
Current period provision for CECL	9.6	10.6
Write-offs charged against the allowance	(2.0)	(2.5)
Recoveries collected	(5.1)	(8.6)
Ending balance of the allowance for CECL on premiums receivable	$12.8	$10.3

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
The table below shows the changes in the allowance for CECL on reinsurance recoverables.

	Years Ended December 31,
	2022	2021
	(in millions)
Beginning balance of the allowance for CECL on reinsurance recoverables	$0.6	$0.4
Current period provision for CECL	0.3	0.2
Ending balance of the allowance for CECL on reinsurance recoverables	$0.9	$0.6

Investments
The Company assesses all AFS debt securities in an unrealized loss position for CECL. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria is met, the security's amortized cost basis is written down to its fair value. For AFS debt securities that do not meet either criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Any impairment that has not been recorded through an allowance for credit losses is recognized in Accumulated other comprehensive (loss) income on the Company's Consolidated Balance Sheets. Changes in the allowance for CECL are recorded through realized capital losses.
As of December 31, 2022, the Company established an aggregate allowance for CECL in the amount of $4.5 million. For the Company’s investments in fixed-income debt securities, the allowance for CECL was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the present value of cash flows expected to be collected to its amortized cost basis. The expected present value of cash flows are calculated using scenario based credit loss models derived from the discounted cash flows under the Comprehensive Capital Analysis Review (CCAR) framework, which is adopted by the Federal Reserve.
As of December 31, 2022, the Company did not intend to sell any of its AFS debt securities in which its amortized cost exceeded its fair value.
Accrued interest receivable on AFS debt securities totaled $19.0 million at December 31, 2022 and is excluded from the estimate of credit losses based on historically timely payments.
The table below shows the changes in the allowance for CECL on AFS securities.

	Years Ended December 31,
	2022	2021
	(in millions)
Beginning balance of the allowance for CECL on AFS securities	$0.2	$0.7
Current period provision for CECL	4.5	—
Reductions in allowance from disposals	—	(0.2)
Recoveries of amounts previously written off	(0.2)	(0.3)
Ending balance of the allowance for CECL on AFS securities	$4.5	$0.2

7. Property and Equipment
Property and equipment consists of the following:

	As of December 31,
	2022	2021
	(in millions)
Furniture and equipment	$3.3	$3.3
Leasehold improvements	5.0	5.0
Computers and software	47.6	46.8
Automobiles	0.8	0.8
Property and equipment, gross	56.7	55.9
Accumulated depreciation	(44.7)	(41.2)
Property and equipment, net	$12.0	$14.7
Depreciation expenses related to property and equipment for the years ended December 31, 2022, 2021, and 2020 were $5.3 million, $7.4 million, and $8.2 million, respectively. Internally developed software costs of $1.2 million and $2.3 million were capitalized during the years ended December 31, 2022 and 2021, respectively.
Cloud Computing Arrangements
The Company's capitalized costs associated with cloud computing arrangements totaled $42.9 million and $43.9 million, which were comprised of service contract fees and implementation costs associated with hosting arrangements on the Company's Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively. Total amortization for hosting arrangements for the years ended December 31, 2022 and 2021 was $16.4 million and $14.2 million, respectively.
8. Income Taxes
The Company files a consolidated federal income tax return. The insurance subsidiaries pay premium taxes on premiums in lieu of some states' income or franchise taxes.

The Company's provision for income taxes consisted of the following:

	Years Ended December 31,
	2022	2021	2020
Current tax expense:	(in millions)
Federal	$23.6	$20.2	$27.6
State	1.1	0.8	0.7
Total current tax expense	24.7	21.0	28.3
Deferred federal tax expense:
Other	(17.3)	6.7	(0.4)
Total deferred federal tax expense	(17.3)	6.7	(0.4)
Income tax expense	$7.4	$27.7	$27.9
The differences between the statutory federal tax rate of 21% and the Company's effective tax rate on net income before income taxes as reflected in the Consolidated Statements of Comprehensive Income were as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Expense computed at statutory rate	$11.7	$31.0	$31.0
Tax-advantaged investment income	(1.4)	(1.7)	(1.9)
LPT deferred gain amortization	(1.7)	(1.9)	(2.2)
Stock based compensation	(0.1)	0.1	(0.2)
LPT Reserve Adjustment	—	(0.5)	(0.3)
Pre-Privatization reserve adjustments, excluding LPT	(0.9)	(0.5)	(0.4)
Other	(0.2)	1.2	1.9
Income tax expense	$7.4	$27.7	$27.9
The LPT Reserve Adjustments for the years ended December 31, 2021 and 2020 increased GAAP net income by $2.6 million, and $1.2 million, respectively, but did not affect taxable income. The LPT Contingent Commission Adjustments increased net income by $0.5 million, and $0.2 million during 2021 and 2020, respectively, but did not increase taxable income.
As of December 31, 2022, 2021, and 2020 the Company had no material unrecognized tax benefits and its tax years 2019 through 2022 remain open and are available for examination by the Internal Revenue Service.
The Company made cash payments of $15.1 million, $28.2 million and $18.5 million for income taxes during the years ended December 31, 2022, 2021, and 2020, respectively.
The significant components of deferred income taxes, net, were as follows as of December 31:

	2022		2021
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Unrealized capital gains and losses, net	$24.7	$—	$—	$43.5
Deferred policy acquisition costs	—	10.3	—	9.4
Intangible assets	—	1.6	—	1.6
Loss reserve discounting for tax reporting	31.2	—	30.0	—
Unearned premiums	13.2	—	11.9	—
Allowance for bad debt	2.9	—	2.3	—
Stock-based compensation	1.8	—	2.5	—
Accrued liabilities	4.6	—	4.1	—
Operating leases	2.9	2.4	3.5	3.0
Other	3.2	7.5	2.2	6.7
Total	$84.5	$21.8	$56.5	$64.2
Deferred income tax asset (liability), net	$62.7		$(7.7)
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
LAE reserves are the Company's estimate of the future expense to manage, investigate, administer, and settle claims that have occurred, and include legal expenses. LAE reserves are established in the aggregate, rather than on a claim-by-claim basis. LAE reserves are categorized between defense and cost containment (DCC), and adjusting and other (AO).
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

The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Unpaid losses and LAE at beginning of period	$1,981.2	$2,069.4	$2,192.8
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	476.9	497.0	532.5
Net unpaid losses and LAE at beginning of period	1,504.3	1,572.4	1,660.3
Losses and LAE, net of reinsurance, incurred during the period related to:
Current year	432.8	366.5	395.9
Prior years	(33.5)	(39.8)	(81.6)
Total net losses and LAE incurred during the period	399.3	326.7	314.3
Paid losses and LAE, net of reinsurance, related to:
Current year	92.5	76.6	83.6
Prior years	295.8	318.2	318.6
Total net paid losses and LAE during the period	388.3	394.8	402.2
Ending unpaid losses and LAE, net of reinsurance	1,515.3	1,504.3	1,572.4
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	445.4	476.9	497.0
Unpaid losses and LAE at end of period	$1,960.7	$1,981.2	$2,069.4
Total net losses and LAE included in the above table excludes the impact of the amortization of the Deferred Gain and LPT Reserve Adjustments (See Note 10).
In 2022, the Company had $33.5 million of net favorable prior accident year loss reserve development, which included $32.1 million of favorable loss reserve development on the Company's voluntary risk business and $1.4 million on its assigned risk business. The net favorable loss development recognized in 2022 was primarily the result of observed favorable paid loss cost trends predominantly related to accident years 2017 and prior, due primarily to decreasing medical and indemnity costs.
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

IBNR loss reserves and the number of reported claims on an aggregated basis as of December 31, 2022 for each of the previous 10 accident years.

	Incurred Losses and DCC, Net of Reinsurance
	Years Ended December 31,										As of December 31, 2022
Accident Year	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022	IBNR	Cumulative number of reported claims
	(in millions, except claims counts)
2013	$452.6	$460.6	$478.6	$472.6	$468.9	$464.6	$459.3	$446.8	$440.9	$436.9	$24.6	28,941
2014		463.4	445.8	432.9	434.6	430.5	424.7	415.5	406.0	402.1	28.6	28,598
2015			422.2	425.8	423.9	419.6	408.7	396.7	384.9	381.9	28.5	27,273
2016				419.0	414.6	395.4	375.0	364.6	354.8	350.4	28.4	25,820
2017					412.4	391.3	358.3	337.9	329.8	326.9	35.8	25,121
2018						422.5	424.6	407.7	400.6	400.5	35.4	28,008
2019							422.4	435.7	448.5	448.8	62.6	32,989
2020								365.7	374.0	373.3	66.9	24,195
2021									339.2	339.0	72.2	22,624
2022										399.3	190.7	20,202
Total										$3,859.2

	Cumulative Paid Losses and DCC, Net of Reinsurance
	Years Ended December 31,
Accident Year	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022
	(in millions)
2013	$68.5	$184.4	$263.8	$317.4	$346.1	$365.9	$379.3	$386.6	$391.3	$395.5
2014		65.3	172.7	248.9	297.2	323.4	342.1	351.4	357.7	361.6
2015			65.5	174.5	246.9	290.5	311.2	322.2	329.3	333.7
2016				65.6	166.8	227.7	261.2	278.3	290.0	298.1
2017					63.5	160.2	215.7	243.7	260.0	269.5
2018						77.9	189.9	254.2	293.6	315.2
2019							88.8	212.6	285.2	325.8
2020								71.9	175.6	233.5
2021									66.1	166.8
2022										76.5
Total										$2,776.2
All outstanding liabilities for unpaid losses and DCC prior to 2013, net of reinsurance										363.8
Total outstanding liabilities for unpaid losses and DCC, net of reinsurance										$1,446.8
(1)Data presented for these calendar years is required supplementary information, which is unaudited.
The following table represents a reconciliation of claims development to the aggregate carrying amount of the liability for unpaid losses and LAE:

December 31, 2022
(in millions)
Liabilities for unpaid losses and LAE, net of reinsurance	$1,446.8
Reinsurance recoverable, excluding CECL allowance, on unpaid losses	445.4
AO	68.5
Total liability for unpaid losses and LAE	$1,960.7
The following table presents the average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2022 and is presented as required supplementary information, which is unaudited:

Average Annual Percentage Payout of Claims by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
18.4%	28.1%	17.3%	10.4%	5.6%	3.7%	2.4%	1.5%	1.0%	1.0%

10. Reinsurance
The Company purchases reinsurance from third parties in the normal course of its business in order to manage its exposures. The Company's reinsurance coverage is provided on both a quota share and excess of loss basis.
The effects of reinsurance on the Company's written and earned premiums and on its losses and LAE incurred were as follows:

	Years Ended December 31,
	2022		2021		2020
	Written	Earned	Written	Earned	Written	Earned
	(in millions)
Direct premiums	$705.3	$673.2	$582.6	$574.0	$570.8	$611.0
Assumed premiums	8.9	9.0	7.1	7.0	9.3	9.5
Gross premiums	714.2	682.2	589.7	581.0	580.1	620.5
Ceded premiums	(7.0)	(7.0)	(6.6)	(6.6)	(5.2)	(5.2)
Net premiums	$707.2	$675.2	$583.1	$574.4	$574.9	$615.3
Ceded losses and LAE incurred	$3.5		$16.8		$5.9
Ceded losses and LAE incurred includes the amortization of the Deferred Gain, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments.
Excess of Loss Reinsurance
The Company has consistently maintained excess of loss reinsurance coverage to protect it against the impact of large and/or catastrophic losses in its workers' compensation business. The Company currently maintains reinsurance for losses from a single occurrence or catastrophic event in excess of $10.0 million and up to $200.0 million, subject to certain exclusions. This current reinsurance program is effective July 1, 2022 through June 30, 2023. The coverage under the Company's annual reinsurance program that ended each of July 1, 2021 and 2020 was $190.0 million, in excess of its $10.0 million retention on a per occurrence basis. The reinsurance coverage includes coverage for pandemics, acts of terrorism, excluding nuclear, biological, chemical, and radiological events. Any liability outside the coverage limits of the reinsurance program is retained by the Company.
LPT Agreement
Recoverables from reinsurers on unpaid losses and LAE amounted to $444.5 million and $476.3 million at December 31, 2022 and 2021, respectively. At each of December 31, 2022 and 2021, $308.6 million and $328.7 million, respectively, of those recoverables was related to the LPT Agreement that was entered into in 1999 by the Fund and assumed by EICN. Under the LPT Agreement, substantially all of the Fund's losses and LAE on claims incurred prior to July 1, 1995 have been ceded to three unaffiliated reinsurers on a 100% quota share basis. Under the LPT Agreement, initially $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. Through December 31, 2022, the Company has paid losses and LAE claims totaling $858.9 million related to the LPT Agreement.
The Company amortized $8.3 million, $8.4 million, and $10.5 million of the Deferred Gain for the years ended December 31, 2022, 2021, and 2020, respectively. Additionally, the Company recognized favorable development in the estimated reserves ceded under the LPT Agreement of $4.9 million and $4.2 million that reduced the Deferred Gain by $2.6 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively, due to favorable LPT Reserve Adjustments and by $0.5 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively, due to favorable LPT Contingent Commission Adjustments (Note 2 –Reinsurance).
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

Best or the Company’s debt to total capitalization ratio if such financial strength rating is not available. Interest paid during each of the years ended December 31, 2022 and 2021 was $0.3 million.
The Credit Agreement contains covenants that require the Company and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth of no less than 70% of the Company’s stockholders’ equity as of September 30, 2020, plus 50% of the Company’s aggregate net income thereafter; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. As of December 31, 2022 and 2021, the Company was in compliance with each of these requirements.
The Company incurred $0.7 million in debt issuance costs in connection with the Credit Agreement, which are being amortized over the three-year life of the facility in Interest and Financing expenses. The annual commitment and administrative fee on the unused portion of the facility is 0.30%, for a maximum of $225,000, and an annual agency fee of $25,000. Advances can be repaid at any time without prepayment penalties or additional fees. The Company borrowed and subsequently repaid $10.0 million and $27.0 million under the credit facility during the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, the Company had no outstanding borrowings on the credit facility.
Other financing arrangements are comprised of the following:
All of the Company's insurance subsidiaries are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
During 2022, the Company's insurance subsidiaries, with the exception of CIC, had received aggregate advances of $182.5 million under the FHLB Standard Credit Program, all of which remained outstanding at December 31, 2022. The proceeds from these advances were used to purchase an equivalent amount of high-quality collateralized loan obligation securities. As of December 31, 2022, the Company's weighted average annual interest rate on these advances was 2.65%. Interest incurred and paid during the year ended December 31, 2022 totaled $3.0 million and $2.3 million, respectively. These advances can be repaid at any time without penalty and are collateralized by eligible investment securities.
In 2020, the FHLB launched its Recovery Advance Program. The Recovery Advance Program is a zero percent interest, six-month or one-year credit product that members could use to provide immediate relief to property owners, businesses, and other customers from the COVID-19 pandemic. Each FHLB member was allocated up to $10.0 million in advances under the Recovery Advance Program.
On May 11, 2020, the Company's insurance subsidiaries, with the exception of CIC, received a total of $35.0 million of advances from the FHLB under the Recovery Advance Program. The advances were secured by collateral previously pledged to the FHLB by the Company's insurance subsidiaries in support of their existing collateralized advance facility, which was reduced by the amount of these outstanding advances. The Company repaid $15.0 million of such advances on November 4, 2020, $5.0 million on March 31, 2021, and the remaining $15.0 million on May 4, 2021.
FHLB membership also allows the Company's insurance subsidiaries access to standby letters of credit (Letter of Credit Agreements). On March 9, 2018, ECIC, EPIC, and EAC entered into standby Letter of Credit Agreements with the FHLB. On January 26, 2021, EPIC chose to amend its existing Letter of Credit Agreement to decrease its credit amount to $10.0 million. On August 13, 2021, EAC and ECIC chose to emend their existing Letter of Credit Agreements to decrease their respective credit amounts to $25.0 million and $35.0 million. The amended Letter of Credit Agreements will expire March 31, 2023, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of December 31, 2022 and 2021 letters of credit totaling $70.0 million were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements.
As of December 31, 2022 and 2021, investment securities having a fair value of $321.2 million and $261.0 million, respectively, were pledged to the FHLB by the Company's insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.
12. Commitments and Contingencies
Leases
At December 31, 2022, the Company's operating leases have remaining terms of 1 year to 5 years, with options to extend up to 10 years with no termination provision. The Company's finance leases have an option to terminate after 1 year.
As a result of the effectiveness of our work-from-home transition, in 2021 we reduced our real estate footprint by closing and vacating certain of our offices. Whereas we believe that our existing office space is adequate for our current needs, we will continue to evaluate our office needs and may further reduce our real estate footprint in the future.

Components of lease expense were as follows:

	Years Ended December 31,
	2022	2021
	(in millions)
Operating lease expense	$3.4	$4.1
Finance lease expense	0.2	0.2
Total lease expense	$3.6	$4.3
As of December 31, 2022, the weighted average remaining lease term for operating leases was 4.4 years and for finance leases was 2.9 years. The weighted average discount rate was 2.2% and 7.3% for operating and finance leases, respectively.
Maturities of lease liabilities were as follows:

Year	Operating Leases	Finance Leases
	(in millions)
2023	$3.3	$0.2
2024	3.2	0.1
2025	3.1	0.1
2026	2.8	—
2027	1.7	—
Thereafter	0.2	—
Total lease payments	14.3	0.4
Less: imputed interest	(0.7)	—
Total	$13.6	$0.4
Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2022	2021
	(in millions)
Operating leases:
Operating lease right-of-use asset	$11.5	14.2
Operating lease liability	13.6	16.6
Finance leases:
Property and equipment, gross	0.8	0.8
Accumulated depreciation	(0.4)	(0.3)
Property and equipment, net	0.4	0.5
Other liabilities	$0.4	$0.5
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$3.4	$4.1
Financing cash flows used for finance leases	0.2	0.1
Contingencies Surrounding Insurance Assessments
Each of the states where the Company's insurance subsidiaries are licensed to transact business require property and casualty insurers that write business within the respective state to pay various insurance assessments. The Company accrues a liability for estimated insurance assessments as direct premiums are written, losses are recorded, or as other events occur, depending on the relevant laws and regulations of a particular state. The Company defers such costs to the extent they are associated with unearned premium and recognizes them as an expense as such premiums are earned. The Company had an accrued liability for guaranty fund assessments, second injury funds assessments, and other insurance assessments totaling $11.1 million and $10.1 million as of December 31, 2022 and 2021, respectively. These liabilities are generally expected to be paid over periods from less than one year to, in some instances, the duration of the outstanding claims, based on individual state's laws and regulations. The Company also recorded an asset of $15.6 million and $19.9 million, as of December 31, 2022 and 2021, respectively, for remitted, estimated policy charges anticipated to be recouped from policyholders. This asset also includes state assessments that may be recovered through a reduction in future premium taxes. These assets are expected to be realized over one to ten year periods in accordance with their type and each individual state's laws and regulations.
Unfunded Investment Commitments
As of December 31, 2022 and 2021, the Company had unfunded commitments to invest $55.2 million and $46.4 million, respectively, into private equity limited partnerships. See Note 4.
13. Stockholders' Equity
Stock Repurchase Programs
On July 21, 2021, the Board of Directors authorized a new share repurchase program for repurchases of up to $50.0 million of the Company's common stock from July 27, 2021 through December 31, 2022 (the 2021 Program). On April 27, 2022, the Board of Directors authorized a $50.0 million expansion of the 2021 Program to $100.0 million, and extended the program’s expiration to December 31, 2023. The 2021 Program replaced an earlier share repurchase program, which expired on June 30, 2021. The 2021 Program provides that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2021 Program may be commenced, modified, or suspended from time-to-time without prior notice, and the program may be suspended or discontinued at any time. Through December 31, 2022, the Company has repurchased a total of 1,317,649 shares of common stock at an average price of $39.88 per share, including commissions, for a total of $52.6 million under the 2021 Program.
Since the Company's initial public offering in January 2007 through December 31, 2022, the Company has repurchased a total of 30,715,539 shares of common stock at an average cost per share of $20.44 through various stock repurchase programs, which is reported as treasury stock, at cost, on its Consolidated Balance Sheets.
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
As of December 31, 2022, the only incentive awards outstanding under the Plan were nonqualified stock options, RSUs, and PSUs.
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

	Years Ended December 31,
	2022	2021	2020
Stock-based compensation expense related to:	(in millions)
Stock options	$—	$—	$—
RSUs	2.6	3.4	3.0
PSUs	2.3	5.7	6.4
Total	4.9	9.1	9.4
Less: related tax benefit	1.0	1.8	2.0
Net stock-based compensation expense	$3.9	$7.3	$7.4
Stock Options
No stock options were granted in 2022, 2021 or 2020.
The Company anticipates issuing new shares of common stock upon the exercise of its outstanding stock options.
Changes in outstanding stock options for the year ended December 31, 2022 were as follows:

	Number of Stock Options	Weighted-Average Price	Weighted Average Remaining Contractual Life
Stock options outstanding at January 1, 2020	154,016	$23.65	1.7 years
Exercised	(40,800)	22.08
Stock options outstanding at December 31, 2020	113,216	24.21	1.2 years
Exercised	(48,051)	21.84
Stock options outstanding at December 31, 2021	65,165	25.96	0.7 years
Exercised	(41,665)	24.97
Stock options outstanding at December 31, 2022	23,500	27.72	0.2 years
Exercisable at December 31, 2022	23,500	27.72	0.2 years
The fair value of stock options vested and the intrinsic value of outstanding and exercisable stock options as of December 31, were as follows:

	2022	2021	2020
	(in millions)
Fair value of stock options vested	$—	$—	$0.1
Intrinsic value of outstanding stock options	0.4	1.0	0.9
Intrinsic value of exercisable stock options	0.4	1.0	0.9
The intrinsic value of stock options exercised was $0.7 million, $0.6 million, and $0.8 million for the years ended December 31, 2022, 2021, and 2020.
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

Changes in outstanding RSUs for the year ended December 31, 2022 were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at January 1, 2020	241,905	$32.45
Granted	100,491	36.01
Forfeited	(7,710)	38.94
Vested	(90,342)	34.76
RSUs outstanding at December 31, 2020	244,344	35.08
Granted	86,020	38.29
Forfeited	(35,730)	38.78
Vested	(96,508)	37.71
RSUs outstanding at December 31, 2021	198,126	34.53
Granted	124,042	39.90
Forfeited	(13,728)	38.45
Vested	(51,127)	37.69
RSUs outstanding at December 31, 2022	257,313	36.28
Vested but unsettled RSUs at December 31, 2022	74,889	29.24
At December 31, 2022, the Company had yet to recognize $5.6 million of expense related to outstanding RSUs and expects to recognize the remaining expense on a straight-line basis over the next 39 months. The grant date fair value of RSUs vested and the intrinsic value of vested RSUs for the years ended December 31, were as follows:

	2022	2021	2020
	(in millions)
Grant date fair value of RSUs vested	$1.9	$3.6	$3.1
Intrinsic value of RSUs vested	2.1	3.8	3.0
The intrinsic value of outstanding RSUs was $11.1 million, $8.2 million, and $7.9 million at December 31, 2022, 2021, and 2020.
PSUs
The Company has awarded PSUs to certain employees of the Company as follows:

Date of Grant	Target Number Awarded	Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2020(1)	105,180	37.81	4.0
March 2021(1)	77,320	37.54	2.9
April 2021(1)	980	43.29	—
August 2021(1)	779	41.72	—
March 2022(1)	73,120	40.54	3.0
(1)The PSUs awarded in March 2020, 2021 and 2022, April 2021 and August 2021 were awarded and have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 250% of the target awards. The values shown in the table represent the aggregate number of PSUs awarded at the target level.
At December 31, 2022, the Company had yet to recognize $1.9 million of expense related to PSU grants and expects to recognize the remaining expense on a straight-line basis over the next 24 months. This is based on the expectation of the Company achieving a 179% of target rate for the 2020 PSUs, a 140% of target rate for the 2021 PSUs, and a 26% of target rate for the 2022 PSUs.

15. Statutory Matters
Statutory Financial Data
The combined capital stock, surplus, and net income of the Company's insurance subsidiaries (EICN, ECIC, EPIC, EAC, and CIC), prepared in accordance with the statutory accounting practices (SAP) of the National Association of Insurance Commissioners (NAIC) as well as SAP permitted by the states of California, Florida, Nevada, and New York were as follows:

	December 31,
	2022	2021
	(in millions)
Capital stock and unassigned surplus	$696.7	$726.0
Paid in capital	243.2	363.2
Total statutory surplus	$939.9	$1,089.2
Net income provided from the Company's insurance subsidiaries prepared in accordance with SAP was $105.1 million, $94.9 million, and $140.4 million, for the years ended December 31, 2022, 2021, and 2020, respectively.
Treatment of the LPT Agreement, deferred policy acquisition costs, fair value of financial instruments, and the surplus notes (see Notes 4, 10, and 11) are the primary differences in the SAP-basis capital stock and total surplus of the insurance subsidiaries of $939.9 million and $1,089.2 million, and the GAAP-basis equity of the Company of $944.2 million and $1,213.1 million as of December 31, 2022 and 2021, respectively. Under SAP accounting, the retroactive reinsurance gain resulting from the LPT Agreement is recorded as a special component of surplus (special surplus funds) in the initial year of the contract, and not reported as unassigned surplus until the Company has recovered amounts in excess of the original consideration paid. The special surplus funds are also reduced by the amount of extraordinary dividends as approved by the Nevada Division of Insurance. Under SAP, the surplus notes are recorded as a separate component of surplus. Under SAP, changes to the estimated contingent profit commission under the LPT Agreement are reflected in commission expense in the period that the estimate is revised.
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
Nevada law limits the payment of cash dividends by EICN to its parent by providing that payments cannot be made except from available and accumulated surplus, otherwise unrestricted (unassigned), and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend prohibited by these restrictions may only be declared and distributed as an extraordinary dividend upon the prior approval of the Nevada Commissioner of Insurance (Nevada Commissioner). EICN may not pay such an extraordinary dividend or make an extraordinary distribution until the Nevada Commissioner either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the lesser of: (a) 10% of EICN's statutory surplus as regards to policyholders at the next preceding December 31; or (b) EICN's statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31. As of December 31, 2022, EICN had positive unassigned surplus of $233.7 million. During 2022, EICN paid an ordinary dividend in the amount of $9.7 million to its parent company, EGI. As a result of that payment, EICN cannot pay any dividends through March 23, 2023, and can pay $9.8 million of dividends thereafter, without regulatory approval.
Under Florida law, without regulatory approval, EPIC and EAC may pay dividends if they do not exceed the greater of: the lesser of 10% of surplus or net income, not including realized capital gains, plus a 2-year carry forward; 10% of surplus, with dividends payable limited to unassigned funds minus 25% of unrealized capital gains; or, the lesser of 10% of surplus or net investment income plus a 3-year carry forward with dividends payable limited to unassigned funds minus 25% of unrealized capital gains. During 2022, EAC paid an ordinary dividend in the amount of $23.2 million to its parent company, EGI. As a result of that payment, EAC cannot pay any dividends through July 1, 2023 and $21.0 million thereafter, without regulatory approval from the Florida Office of Insurance Regulation (FOIR), provided that no dividends are paid prior to July 1, 2023. During 2022, EPIC paid an ordinary dividend in the amount of $24.0 million to its parent company, EGI. As a result of that payment, EPIC cannot pay any dividends through July 1, 2023 and can pay $22.9 million of dividends thereafter, without regulatory approval from the FOIR.
EPIC and EAC are subject to regulation by the Florida Department of Financial Services (FDFS). Florida statute Section 624.408 requires EPIC and EAC to maintain minimum capital and surplus of the greater of $4.0 million or 10% of total liabilities. Florida statutes require EPIC and EAC to maintain a ratio of written premiums, defined as 1.25 times written premiums, to surplus of no greater than 10-to-1 for gross written premiums and 4-to-1 for net written premiums. During the years ended December 31, 2022, 2021, and 2020, EPIC and EAC were in compliance with these statutes.
ECIC is subject to regulation by the California Department of Insurance (California DOI). Additionally, the California Insurance Holding Company System Regulatory Act limits the ability of ECIC to pay dividends to its parent. California law provides that, absent prior approval of the California Insurance Commissioner, dividends may only be declared from earned surplus. For purpose of this statute, earned surplus excludes amounts derived from net appreciation in the value of assets not yet realized, or derived from an exchange of assets, unless the assets received are currently realizable in cash. In addition, California law provides that the appropriate insurance regulatory authorities in the state of California must approve (or, within a 30-day notice period, not disapprove) any dividend that, together with all other such dividends paid during the preceding 12 months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards to policyholders at the preceding December 31; or (b) 100% of net income for the preceding year. During the years ended December 31, 2022, 2021, and 2020, ECIC was in compliance with these requirements.
On January 14, 2022, ECIC received regulatory approval from the California DOI to pay an extraordinary distribution, in the amount of $120.0 million, to its parent company, EGI. This distribution was approved by ECIC’s Board of Directors on November 12, 2021 and it was paid to EGI on February 15, 2022. As a result of this distribution, ECIC cannot pay dividends through February 15, 2023, without regulatory approval and can pay $21.0 million thereafter, without prior regulatory approval.
Under New York law, without regulatory approval, CIC may pay dividends if they do not exceed the lesser of 10% of surplus or 100% of net investment income for the previous year increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing 36 months prior to the declaration or distribution of the current dividend and ending 12 months prior thereto. The New York state law also provides that any distribution may only be paid out of earned surplus. During 2022, CIC paid an ordinary dividend in the amount of $2.7 million to its parent company, CSI. As a result of that payment, CIC cannot pay any dividends through September 9, 2023, and can pay $4.0 million of dividends thereafter, without regulatory approval.
Additionally, EICN, ECIC, EPIC, EAC, and CIC are required to comply with RBC requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. As of December 31, 2022, 2021, and 2020, EICN, ECIC, EPIC, EAC, and CIC each had total adjusted capital above all regulatory action levels.
16. Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of Accumulated other comprehensive (loss) income:

	Years Ended December 31,
	2022	2021
	(in millions)
Net unrealized (losses) gains on investments, before taxes	$(175.8)	$76.7
Deferred tax benefit (expense) on net unrealized gains and losses	36.9	(16.1)
Total accumulated other comprehensive (loss) income	$(138.9)	$60.6
17. Employee Benefit and Retirement Plans
The Company maintains a 401(k) defined contribution plan covering all eligible Company employees (the Employers 401(k) Plan). Under the Employers 401(k) Plan, the Company's safe harbor matching consists of a 100% matching contribution on salary deferrals up to 3% of compensation and then a 50% matching contribution on salary deferrals from 3% to 5% of compensation. The Company's matching contribution to the Employers 401(k) Plan was $2.0 million, $2.1 million, and $2.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Years Ended December 31,
	2022	2021	2020
	(in millions, except share data)
Net income	$48.4	$119.3	$119.8
Weighted average number of shares outstanding–basic	27,503,941	28,289,118	29,912,063
Effect of dilutive securities:
Stock options	11,256	27,033	36,568
PSUs	131,465	237,999	230,831
RSUs	34,326	46,843	25,402
Dilutive potential shares	177,047	311,875	292,801
Weighted average number of shares outstanding–diluted	27,680,988	28,600,993	30,204,864
Diluted earnings per share excludes outstanding options and other common stock equivalents in periods where the inclusion of such options and common stock equivalents would be anti-dilutive. The following table presents options, PSUs, and RSUs that were excluded from diluted earnings per share.

	Years Ended December 31,
	2022	2021	2020
Options, PSUs, and RSUs excluded under the treasury method, as the potential proceeds on settlement or exercise was greater than the value of shares acquired	—	—	111,386
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
The following table summarizes the Company's written premiums and components of net income before income taxes by reportable segment.

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Year Ended December 31, 2022
Gross premiums written	$707.5	$6.7	$—	$714.2
Net premiums written	700.5	6.7	—	707.2

Net premiums earned	672.1	3.1	—	675.2
Net investment income	82.1	4.1	3.6	89.8
Net realized and unrealized losses on investments	(44.0)	(1.3)	(6.5)	(51.8)
Other income	0.3	—	—	0.3
Total revenues	710.5	5.9	(2.9)	713.5

Losses and loss adjustment expenses	397.5	1.8	(8.3)	391.0
Commission expense	95.8	0.1	—	95.9
Underwriting and general and administrative expenses	138.9	13.9	14.5	167.3
Interest and financing expenses	3.0	—	0.5	3.5
Total expenses	635.2	15.8	6.7	657.7

Net income (loss) before income taxes	$75.3	$(9.9)	$(9.6)	$55.8

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Year Ended December 31, 2021
Gross premiums written	$588.2	$1.5	$—	$589.7
Net premiums written	581.6	1.5	—	583.1

Net premiums earned	573.7	0.7	—	574.4
Net investment income	69.3	2.8	0.6	72.7
Net realized and unrealized gains (losses) on investments	54.5	0.3	(0.2)	54.6
Other income	1.4	—	—	1.4
Total revenues	698.9	3.8	0.4	703.1

Losses and loss adjustment expenses	326.2	0.5	(11.5)	315.2
Commission expense	76.1	—	—	76.1
Underwriting and general and administrative expenses	131.2	12.9	16.1	160.2
Interest and financing expenses	—	—	0.5	0.5
Other expenses	4.1	—	—	4.1
Total expenses	537.6	13.4	5.1	556.1

Net income (loss) before income taxes	$161.3	$(9.6)	$(4.7)	$147.0

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Year Ended December 31, 2020
Gross premiums written	$579.8	$0.3	$—	$580.1
Net premiums written	574.6	0.3	—	574.9

Net premiums earned	615.1	0.2	—	615.3
Net investment income	72.1	3.1	1.1	76.3
Net realized and unrealized gains (losses) on investments	20.9	—	(1.9)	19.0
Other income	0.8	—	—	0.8
Total revenues	708.9	3.3	(0.8)	711.4

Losses and loss adjustment expenses	314.2	0.1	(11.9)	302.4
Commission expense	78.8	—	—	78.8
Underwriting and general and administrative expenses	151.1	16.6	13.6	181.3
Interest and financing expenses	0.1	—	0.3	0.4
Other expenses	0.7	0.1	—	0.8
Total expenses	544.9	16.8	2.0	563.7

Net income (loss) before income taxes	$164.0	$(13.5)	$(2.8)	$147.7
Entity-Wide Disclosures
The Company operates solely within the United States and does not have revenue from transactions with a single policyholder accounting for 10% or more of its revenues. The following table shows our in-force premiums, in-force premiums including estimated final audit premium, and number of policies in-force for each state of our largest states and all other states combined as of December 31:

	2022		2021		2020
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$279.7	42,876	$258.4	40,704	$262.0	39,610
Florida	49.4	9,417	41.1	7,989	37.9	6,898
New York	27.3	7,497	24.5	7,307	26.7	6,657
Other (43 states and D.C.)	266.1	61,566	247.4	55,350	251.3	50,341
Total	$622.5	121,356	$571.4	111,350	$577.9	103,506
Estimated audit premium	42.5	—	41.6	—	(2.7)	—
Total, including estimated audit premium	$665.0	121,356	$612.9	111,350	$575.2	103,506
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our

Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2022.
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

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Executive Officers of the Registrant
The following provides information regarding our executive officers as of February 24, 2023. No family relationships exist among our directors or executive officers.

Name	Age	Position
Katherine H. Antonello	58	President and Chief Executive Officer of EHI
Michael S. Paquette	59	Executive Vice President, Chief Financial Officer of EHI
Lori A. Brown	57	Executive Vice President, Chief Legal Officer and General Counsel of EHI
John M. Mutschink	50	Executive Vice President, Chief Administrative Officer of EHI
Jeffrey C. Shaw	50	Executive Vice President, Chief Information Officer of EHI
Christopher W. Laws	39	Executive Vice President, Chief Actuary of EHI
Katherine H. Antonello. Ms. Antonello has served as President and Chief Executive Officer of EHI since April 2021. She has served as a director and Chief Executive Officer of Elite Insurance Services, Inc. since March 2021 and all of the remaining Company’s wholly-owned subsidiaries since April 2021. Ms. Antonello joined the Company in August 2019 as Executive Vice President, Chief Actuary. Prior to joining the Company, she served as the Chief Actuary of NCCI from June 2013 to June 2019. Prior to that position, from July 2001 to June 2013, Ms. Antonello held various positions at Lumbermen's Underwriting Alliance and served as Vice President and Chief Actuary. Earlier in her career, she worked at Milliman & Robertson and Liberty National Life Insurance Company. She has also previously worked at NCCI as an Associate Actuary. Ms. Antonello earned her BS in Mathematics from Birmingham-Southern College. She is a Fellow of the Casualty Actuarial Society, a Fellow of the Society of Actuaries, and a Member of the American Academy of Actuaries. In addition, she currently serves as Chair of the Board of Directors of the Casualty Actuarial Society and as an advisory board member of Kids Chance of America.
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
Lori A. Brown. Ms. Brown has served as Executive Vice President, Chief Legal Officer, General Counsel, and Secretary of EHI since January 2019. She served as Senior Vice President, Deputy General Counsel from March 2015 to December 2018 to EIG Services, Inc., EICN, ECIC, EPIC, and EAC and as Vice President, Deputy General Counsel of ECIC and EICN from January 2006 to March 2015, EPIC and EAC from November 2008 to March 2015, and EIG Services, Inc. and its predecessor from May 2014 to March 2015. Ms. Brown has served as a director of EGI, CGI and CSI since May 2018, of EICN, ECIC, EPIC, EAC, and EIG Services, Inc. since January 2019, and of CIC since August 2019. She has served as Secretary to EGI, ECIC, EPIC, EAC, EIG Services, Inc., and Elite Insurance Services, Inc. since March 2021 and EICN, CGI, CSI and CIC since November 2022. Ms. Brown works extensively with the Company's statutory, regulatory and public company filings. Prior to joining the Company, she was Senior Legal Counsel of DHL Worldwide from May 1994 to April 2005. Ms. Brown brings more than 30 years of experience as an attorney primarily in the areas of labor and employment, corporate governance, and SEC compliance. Ms. Brown holds a B.A. degree from UC Riverside and a J.D. degree from the University of San Francisco.
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
Christopher W. Laws. Mr. Laws has served as Executive Vice President, Chief Actuary of EHI since April 2021. He has served as Executive Vice President, Chief Actuary of EICN, ECIC, EPIC, EAC, and CIC since April 2021. Prior to April 2021, he served as Executive Vice President beginning in February 2021. Mr. Laws has served as a director of EICN, ECIC, EPIC, EAC, EGI, and EIG Services, Inc. since March 2021 and as a director of CIC since April 2021. Mr. Laws was formerly with American International Group, Inc. (“AIG”), where he most recently served as the Chief Actuarial Administration Officer for AIG’s global general insurance business. Prior to AIG, Mr. Laws worked at NCCI. Mr. Laws earned his Bachelor of Arts degree in Mathematics at the University of Florida and is a fellow of the Casualty Actuarial Society and a member of the American Academy of Actuaries.
The information required by Item 10 with respect to our Directors is included under the caption "Election of Directors" in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act, if applicable, is included under the caption "Delinquent Section 16(a) Reports" in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to our audit committee and our audit committee financial expert is included under the caption "Board Committees" in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by Item 11 is included under the captions "Compensation Discussion and Analysis," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by Item 12 is included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Discussion and Analysis" in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Equity and Incentive Plan
The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2022. We do not have any plans not approved by our stockholders. Our equity compensation plans are discussed further in Note 14 in the Notes to our Consolidated Financial Statements, which are included herein.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercised price of outstanding options, warrants, and rights(4)	(c) Number of securities remaining available for further issuance under compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1):
Stock options	23,500	$27.72	1,801,631
RSUs(2)	257,313		1,544,318
PSUs(3)	478,405		1,065,913
Equity compensation plans not approved by stockholders	—	—	—
Total	759,218	$27.72	1,065,913
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
The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, shares of restricted stock, RSUs, PSUs, and other stock-based awards. As of December 31, 2022, the only incentive awards outstanding under the Plan were nonqualified stock options, RSUs, and PSUs.
(2)RSUs are phantom (as opposed to actual) shares of common stock which, depending on the individual award, vest in equal tranches over one- to four-year periods, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date.
(3)PSUs are phantom (as opposed to actual) shares of common stock, which are subject to a performance period of two years followed by an additional one-year vesting period, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date. PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The values shown in the table above represent the aggregate number of PSUs based on the expectation of the Company achieving a 179% of target rate for the 2020 PSUs, a 140% of target rate for the 2021 PSUs, and a 26% of target rate for the 2022 PSUs.
(4)Holders of RSUs and PSUs are not entitled to voting rights. RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when and if, the underlying award vests and becomes payable. RSUs and PSUs do not require the payment of an exercise price; accordingly, there is no weighted average exercise price for these awards.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is included under the captions "Certain Relationships and Related Transactions" and "Director Independence" in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is included under the caption "Audit Matters" in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following consolidated financial statements are filed in Item 8 of Part II of this report:

Page
Report of Independent Registered Public Accounting Firm	54
Consolidated Balance Sheets as of December 31, 2022 and 2021	56
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2022, 2021, and 2020	58
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2022, 2021, and 2020	59
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2022, 2021, and 2020	60
Notes to Consolidated Financial Statements	62

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	97
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	100

Pursuant to Rule 7-05 of Regulation S-X, Financial Statement Schedules I, III, IV, and V have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

Schedule II. Condensed Financial Information of Registrant

Employers Holdings, Inc.

Condensed Balance Sheets

	December 31,
	2022	2021
Assets	(in millions, except share data)
Investments:
Investment in subsidiaries	$856.3	$1,172.7
Fixed maturity securities at fair value (amortized cost $7.9 at December 31, 2022 and $9.1 at December 31, 2021)	7.9	10.1
Equity securities at fair value (cost $37.5 at December 31, 2022 and $25.2 at December 31, 2021)	33.0	25.0
Short-term investments at fair value (amortized cost $20.7 at December 31, 2022)	20.7	—
Total investments	917.9	1,207.8

Cash and cash equivalents	37.3	4.8
Accrued investment income	0.4	0.2
Intercompany receivable	0.1	0.1
Federal income taxes receivable	—	1.5
Deferred income taxes, net	2.9	2.1
Other assets	0.7	0.9
Total assets	$959.3	$1,217.4

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$6.2	$4.3
Intercompany payable	0.6	—
Other liabilities	8.3	—
Total liabilities	15.1	4.3

Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 57,876,287 and 57,690,254 shares issued and 27,160,748 and 27,741,400 shares outstanding at December 31, 2022 and 2021, respectively	0.6	0.6
Additional paid-in capital	414.6	410.7
Retained earnings	1,295.6	1,338.5
Accumulated other comprehensive (loss) income, net of tax	(138.9)	60.6
Treasury stock, at cost (30,715,539 shares at December 31, 2022 and 29,948,854 shares at December 31, 2021)	(627.7)	(597.3)
Total stockholders' equity	944.2	1,213.1
Total liabilities and stockholders' equity	$959.3	$1,217.4

Employers Holdings, Inc.

Condensed Statements of Income

	Years Ended December 31,
	2022	2021	2020
	(in millions, except per share data)
Revenues
Net investment income	$3.6	$0.6	$1.1
Net realized and unrealized (losses) gains on investments	(6.5)	(0.2)	(1.9)
Total revenues	(2.9)	0.4	(0.8)

Expenses
Underwriting and general and administrative expenses	13.5	15.0	16.8
Interest and financing expenses	0.5	0.5	0.3
Total expenses	14.0	16.7	17.1

Loss before income taxes and equity in earnings of subsidiaries	(16.9)	(16.3)	(17.9)
Income tax benefit	(3.4)	(3.1)	(3.2)
Net loss before equity in earnings of subsidiaries	(13.5)	(13.2)	(14.7)
Equity in earnings of subsidiaries	61.9	132.5	134.5
Net income	$48.4	$119.3	$119.8

Earnings per common share:
Basic	$1.76	$4.22	$4.01
Diluted	$1.75	$4.17	$3.97

Cash dividends declared per common share and eligible equity plan holders	$3.28	$1.00	$1.00

Employers Holdings, Inc.

Condensed Statement of Cash Flows

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Operating activities
Net income	$48.4	$119.3	$119.8
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	117.6	(40.9)	(39.9)
Net realized and unrealized losses on investments	6.5	0.2	1.9
Stock-based compensation	5.1	9.1	9.7
Net amortization on investments	0.1	0.1	0.1
Deferred income tax expense	(0.5)	(0.2)	0.8
Change in operating assets and liabilities:
Accounts payable, accrued expenses, and other liabilities	0.8	0.3	(2.5)
Federal income taxes	9.8	(0.7)	3.5
Other assets	0.2	(0.4)	(0.5)
Intercompany payables and receivables	0.6	(0.1)	3.5
Other	(0.1)	(0.1)	(0.3)
Net cash provided by operating activities	188.5	86.6	96.1

Investing activities
Purchases of fixed maturity securities	(14.7)	—	(3.2)
Purchases of equity securities	(40.2)	(35.0)	(3.0)
Purchases of short-term securities	(24.7)	—	—
Proceeds from sale of fixed maturity securities	16.0	0.4	14.9
Proceeds from sale of equity securities	25.5	10.3	29.0
Proceeds from maturities and redemptions of short-term investments	4.0	—	3.8
Net change in unsettled investment purchases and sales	—	5.8	(4.4)
Capital contributions to subsidiaries	—	—	(0.4)
Net cash (used in) provided by investing activities	(34.1)	(18.5)	36.7

Financing activities
Acquisition of common stock	(30.4)	(42.6)	(99.4)
Cash transactions related to stock-based compensation	(1.2)	(2.7)	(1.8)
Dividends paid to stockholders and eligible plan award holders	(90.3)	(29.0)	(30.5)
Proceeds from line of credit advances	10.0	27.0	—
Repayments on line of credit advances	(10.0)	(27.0)	—
Net cash used in financing activities	(121.9)	(74.3)	(131.7)

Net increase (decrease) in cash and cash equivalents	32.5	(6.2)	1.1
Cash and cash equivalents at the beginning of the period	4.8	11.0	9.9
Cash and cash equivalents at the end of the period	$37.3	$4.8	$11.0

Schedule VI. Supplemental Information Concerning Property - Casualty Insurance Operations

Employers Holdings, Inc. and Subsidiaries
Consolidated Supplemental Information Concerning Property and Casualty Insurance Operations

Year Ended	Deferred Policy Acquisition Costs	Reserves For Unpaid Losses And LAE	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Related to Current Years	Losses and LAE Related to Prior Years (including LPT Amortization and Adj)	Amortization of Deferred Policy Acquisition Costs	Paid Losses And LAE (including LPT Amortization and Adj)	Net Premiums Written
(in millions)
Employers Segment
2022	$48.1	$1,918.5	$335.1	$672.1	$82.1	$430.9	$(33.4)	$106.4	$387.8	$700.5
2021	43.7	1,938.0	303.9	573.7	69.3	366.0	(39.8)	92.2	394.8	581.6
2020	43.2	2,024.5	298.9	615.1	72.1	395.8	(81.6)	97.5	402.2	574.6

Cerity Segment
2022	$0.2	$1.9	$4.4	$3.1	$4.1	$1.9	$(0.1)	$—	$0.5	$6.7
2021	—	0.6	0.8	0.7	2.8	0.5	—	—	—	1.5
2020	—	0.1	0.2	0.2	3.1	0.1	—	—	—	0.3

Corporate & Other
2022	$—	$40.2	$—	$—	$3.6	$—	$(8.3)	$—	$(8.3)	$—
2021	—	42.6	—	—	0.6	—	(11.5)	—	(11.5)	—
2020	—	44.8	—	—	1.1	—	(11.9)	—	(11.9)	—

Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Employers Holdings, Inc.		10-K	001-33245	3.1	February 28, 2019
3.2	Amended and Restated Bylaws of Employers Holdings, Inc.		8-K	001-33245	3.1	December 14, 2022
4.1	Form of Common Stock Certificate		S-1/A	333-139092	4.1	January 18, 2007
4.2	Description of Capital Stock		10-K	001-33245	4.2	February 20, 2020
10.1	Quota Share Reinsurance Agreement, dated as of June 30, 1999, between State Industrial Insurance System of Nevada, D.B.A.: Employers Insurance Company of Nevada and the various Reinsurers as identified by the Interests and Liabilities Agreements attached thereto(1)		S-1/A	333-139092	10.1	January 18, 2007
10.2	Producer Agreement, dated as of May 1, 2005, between Employers Compensation Insurance Company and Automatic Data Processing Insurance Agency, Inc.(1)		S-1/A	333-139092	10.2	January 18, 2007
10.3	Amended and Restated Stock Purchase Agreement among Partner Reinsurance Company of the U.S., Cerity Group, Inc. and Employers Holdings, Inc. (solely in its capacity as Guarantor) dated as of May 23, 2018		8-K/A	001-33245	10.1	May 24, 2018
10.4	Amendment No. 1 to the Amended and Restated Stock Purchase Agreement among Partner Reinsurance Company of the U.S., Cerity Group, Inc. and Employers Holdings, Inc.		10-Q	001-33245	10.11	October 25, 2018
10.5	Credit Agreement dated December 15, 2020 among Employers Holdings, Inc., as Borrower, certain subsidiaries of Borrower as guarantors, the lenders from time to time party thereto, Bank of Montreal, as Administrative Agent, and the other agents and arrangers party thereto		8-K	001-33245	10.1	December 15, 2020
10.6	Form of Letter of Credit and Reimbursement Agreement		8-K	001-33245	10.4	March 15, 2018
10.7	FHLB Form of Advances and Security Agreement		10-Q	001-33245	10.7	July 28, 2020
10.8	Confirmation of Amendment No. 1 To Irrevocable Letter of Credit No. 2018-08 between EAC and FHLB SF, dated March 1, 2019		10-Q	001-33245	10.1	April 25, 2019
10.9	Confirmation of Amendment No. 2 to Irrevocable Standby Letter of Credit No. 2018-08 between EAC and FHLB, dated February 20, 2020		10-Q	001-33245	10.5	July 28, 2020
10.10	Amendment No. 3 to Irrevocable Standby Letter of Credit No. 2018-08 between EAC and FHLB, dated January 26, 2021		10-Q	001-33245	10.5	April 26, 2021
10.11	Amendment No. 4 to Irrevocable Standby Letter of Credit No. 2018-08 between EAC and FHLB, dated August 13, 2021		10-K	001-33245	10.1	February 24, 2022
10.12	Confirmation of Amendment No. 1 To Irrevocable Letter of Credit No. 2018-09 between ECIC and FHLB SF, dated March 1, 2019		10-Q	001-33245	10.2	April 25, 2019
10.13	Amendment No. 2 to Irrevocable Standby Letter of Credit No. 2018-09 between ECIC and FHLB, dated May 5, 2020		10-Q	001-33245	10.4	July 28, 2020

10.14	Amendment No. 3 to Irrevocable Standby Letter of Credit No. 2018-09 between ECIC and FHLB, dated August 13, 2021	10-K	001-33245	10.2	February 24, 2022
10.15	Confirmation of Amendment No. 1 To Irrevocable Letter of Credit No. 2018-10 between EPIC and FHLB SF, dated March 1, 2019	10-Q	001-33245	10.3	April 25, 2019
10.16	Confirmation of Amendment No. 2 to Irrevocable Standby Letter of Credit No. 2018-10 between EPIC and FHLB, dated February 20, 2020	10-Q	001-33245	10.6	July 28, 2020
10.17	Confirmation of Amendment No. 3 to Irrevocable Standby Letter of Credit No. 2018-10 between EPIC and FHLB, dated January 26, 2021	10-Q	001-33245	10.4	April 26, 2021
*10.18	Separation and Release Agreement dated March 8, 2021 between Employers Holdings, Inc. and Douglas D. Dirks	8-K	001-33245	10.1	March 8, 2021
*10.19	Amended and Restated Employment Agreement by and between Employers Holdings, Inc, and Katherine H. Antonello dated November 17, 2020, and effective as of April 1, 2021	8-K	001-33245	10.2	November 19, 2020
*10.20	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Michael S. Paquette dated June 11, 2020, and effective as of January 1, 2021	8-K	001-33245	10.1	June 12, 2020
*10.21	Separation and Release Agreement dated March 17, 2021 between Employers Holdings, Inc. and Stephen V. Festa	10-Q	001-33245	10.3	April 26, 2021
*10.22	Amended and Restated Employment Agreement by and between Employers Holdings, Inc. and Lori A. Brown dated June 11, 2020, and effective as of January 1, 2021	8-K	001-33245	10.2	June 12, 2020
*10.23	Employment Agreement by and between Employers Holdings, Inc. and Jeffrey C. Shaw, dated April 29, 2019 and effective May 1, 2019	10-Q	001-33245	10.1	July 29, 2019
*10.24	Offer of Employment Letter dated December 8, 2020 from Employers Holdings, Inc. to Christopher W. Laws	10-Q	001-33245	10.2	April 5, 2021
*10.25	Employers Holdings, Inc. Key Executive Change in Control and Severance Plan	8-K	001-33245	10.1	August 3, 2021
*10.26	Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan effective April 1, 2010	8-K	001-33245	10.1	May 22, 2015
*10.27	Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan effective as of April 1, 2020	S-8 POS	333-168563	10.2	May 28, 2020
*10.28	Employers Holdings, Inc. Equity and Incentive Plan Form of Stock Option Agreement	10-Q	001-33245	10.3	April 30, 2015
*10.29	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors	10-Q	001-33245	10.1	August 7, 2009
*10.30	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement	10-Q	001-33245	10.3	April 27, 2017
*10.31	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement	10-Q	001-33245	10.2	April 27, 2017
*10.32	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement	10-Q	001-33245	10.1	April 29, 2022
*10.33	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement	10-Q	001-33245	10.2	April 29, 2022

21.1	Subsidiaries of Employers Holdings, Inc.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Katherine H. Antonello Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Katherine H. Antonello Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
101.INS	The following materials from Employers Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2022, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; (vi) Notes to consolidated financial statements tagged in summary and detail; (vii) Schedule II - Condensed Financial Information of Registrant (Parent Only); and (viii) Supplemental Information Concerning Property-Casualty Insurance Operations.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Date:	February 24, 2023	EMPLOYERS HOLDINGS, INC.

		By:	/s/ Michael S. Paquette
Name: Michael S. Paquette
Title: Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. McSally	Chairman of the Board	February 24, 2023
Michael J. McSally

/s/ Katherine H. Antonello	President and Chief Executive Officer, Director (Principal Executive Officer)	February 24, 2023
Katherine H. Antonello

/s/ Michael S. Paquette	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2023
Michael S. Paquette

/s/ Prasanna G. Dhoré	Director	February 24, 2023
Prasanna G. Dhoré

/s/ João (John) M. de Figueiredo	Director	February 24, 2023
João (John) M. de Figueiredo

/s/ Valerie R. Glenn	Director	February 24, 2023
Valerie R. Glenn

/s/ Barbara A. Higgins	Director	February 24, 2023
Barbara A. Higgins

/s/ James R. Kroner	Director	February 24, 2023
James R. Kroner

/s/ Michael J. McColgan	Director	February 24, 2023
Michael J. McColgan

/s/ Jeanne L. Mockard	Director	February 24, 2023
Jeanne L. Mockard

/s/ Alex Perez-Tenessa	Director	February 24, 2023
Alex Perez-Tenessa