Form 10-Q
period 2023-03-31
Employers Holdings, Inc.
filed 2023-04-28
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 25, 2023, there were 26,876,967 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	March 31, 2023	December 31, 2022
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,400.0 at March 31, 2023 and $2,366.7 at December 31, 2022, less CECL allowance of $5.9 at March 31, 2023 and $4.5 at December 31, 2022)	$2,248.3	$2,186.3
Equity securities at fair value (cost $143.3 at March 31, 2023 and $144.2 at December 31, 2022)	204.1	197.0
Equity securities at cost	6.7	6.7
Other invested assets (cost $65.9 at March 31, 2023 and $54.4 at December 31, 2022)	72.6	59.7
Short-term investments at fair value (amortized cost $58.6 at March 31, 2023 and $119.1 at December 31, 2022)	58.6	119.1
Total investments	2,590.3	2,568.8
Cash and cash equivalents	86.7	89.2
Restricted cash and cash equivalents	0.2	0.2
Accrued investment income	20.6	19.0
Premiums receivable (less CECL allowance of $14.0 at March 31, 2023 and $12.8 at December 31, 2022)	326.1	305.9
Reinsurance recoverable for:
Paid losses	7.2	6.8
Unpaid losses (less CECL allowance of $0.9 at March 31, 2023 and $0.9 at December 31, 2022)	439.4	444.5
Deferred policy acquisition costs	52.2	48.3
Deferred income tax asset, net	53.6	62.7
Property and equipment, net	11.2	12.0
Operating lease right-of-use assets	10.8	11.5
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Contingent commission receivable—LPT Agreement	13.9	13.9
Cloud computing arrangements	40.0	42.9
Other assets	42.0	41.2
Total assets	$3,744.0	$3,716.7
Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$1,953.7	$1,960.7
Unearned premiums	359.9	339.5
Commissions and premium taxes payable	52.7	58.2
Accounts payable and accrued expenses	20.4	28.7
Deferred reinsurance gain—LPT Agreement	104.1	106.1
FHLB advances	182.5	182.5
Operating lease liability	12.8	13.6
Non-cancellable obligations	23.5	26.1
Other liabilities	60.3	57.1
Total liabilities	$2,769.9	$2,772.5
Commitments and contingencies

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	March 31, 2023	December 31, 2022
Stockholders’ equity:	(unaudited)
Common stock, $0.01 par value; 150,000,000 shares authorized; 57,985,389 and 57,876,287 shares issued and 27,001,967 and 27,160,748 shares outstanding at March 31, 2023 and December 31, 2022, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	415.6	414.6
Retained earnings	1,312.1	1,295.6
Accumulated other comprehensive loss, net of tax	(115.1)	(138.9)
Treasury stock, at cost (30,983,422 shares at March 31, 2023 and 30,715,539 shares at December 31, 2022)	(639.1)	(627.7)
Total stockholders’ equity	974.1	944.2
Total liabilities and stockholders’ equity	$3,744.0	$3,716.7
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions, except per share data)
	Three Months Ended
	March 31,
	2023	2022
Revenues	(unaudited)
Net premiums earned	$172.7	$150.2
Net investment income	27.6	19.1
Net realized and unrealized gains (losses) on investments	6.4	(17.3)
Other (loss) income	(0.2)	—
Total revenues	206.5	152.0
Expenses
Losses and loss adjustment expenses	107.4	94.2
Commission expense	23.4	20.9
Underwriting and general and administrative expenses	44.4	39.3
Interest and financing expenses	2.3	0.1
Total expenses	177.5	154.5
Net income (loss) before income taxes	29.0	(2.5)
Income tax expense (benefit)	5.4	(0.2)
Net income (loss)	$23.6	$(2.3)

Comprehensive income (loss)
Unrealized AFS investment gains (losses) arising during the period, net of tax (expense) benefit of $(6.0) and $23.4 for the three months ended March 31, 2023 and 2022, respectively	$22.5	$(88.4)
Reclassification adjustment for realized AFS investment losses (gains) in net income, net of tax (benefit) of $(0.3) for the three months ended March 31, 2023	1.3	0.2
Other comprehensive income (loss), net of tax	23.8	(88.2)
Total comprehensive income (loss)	$47.4	$(90.5)

Net realized and unrealized gains (losses) on investments	$6.4	$(17.3)

Earnings (loss) per common share (Note 13):
Basic	$0.87	$(0.08)
Diluted	$0.86	$(0.08)
Cash dividends declared per common share and eligible plan awards	$0.26	$0.25
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2023	57,876,287	$0.6	$414.6	$1,295.6	$(138.9)	$(627.7)	$944.2
Stock-based obligations	—	—	1.8	—	—	—	1.8
Stock options exercised	23,500	—	0.6	—	—	—	0.6
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	85,602	—	(1.4)	—	—	—	(1.4)
Acquisition of common stock	—	—	—	—	—	(11.4)	(11.4)
Dividends declared	—	—	—	(7.1)	—	—	(7.1)
Net income for the period	—	—	—	23.6	—	—	23.6
Change in net unrealized gains on AFS investments, net of taxes of $(6.3)	—	—	—	—	23.8	—	23.8
Balance, March 31, 2023	57,985,389	$0.6	$415.6	$1,312.1	$(115.1)	$(639.1)	$974.1

Balance, January 1, 2022	57,690,254	$0.6	$410.7	$1,338.5	$60.6	$(597.3)	$1,213.1
Stock-based obligations	—	—	1.6	—	—	—	1.6
Stock options exercised	41,665	—	1.0	—	—	—	1.0
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	129,536	—	(2.2)	—	—	—	(2.2)
Acquisition of common stock	—	—	—		—	(6.7)	(6.7)
Dividends declared	—	—	—	(7.0)	—	—	(7.0)
Net loss for the period	—	—	—	(2.3)	—	—	(2.3)
Change in net unrealized losses on AFS investments, net of taxes of $23.4	—	—	—	—	(88.2)	—	(88.2)
Balance, March 31, 2022	57,861,455	$0.6	$411.1	$1,329.2	$(27.6)	$(604.0)	$1,109.3

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Three Months Ended
	March 31,
	2023	2022
Operating activities	(unaudited)
Net income (loss)	$23.6	$(2.3)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1.1	1.5
Stock-based compensation	1.8	1.6
Amortization of cloud computing arrangements	4.3	4.0
Amortization of premium on investments, net	0.8	1.0
Allowance for expected credit losses	1.2	(0.3)
Deferred income tax expense (benefit)	2.8	(6.8)
Net realized and unrealized (gains) losses on investments	(6.4)	17.3
Change in operating assets and liabilities:
Premiums receivable	(21.4)	(13.2)
Reinsurance recoverable on paid and unpaid losses	4.7	5.2
Cloud computing arrangements	(1.4)	0.5
Operating lease right-of-use-assets	0.7	0.7
Current federal income taxes	2.6	6.5
Unpaid losses and loss adjustment expenses	(7.0)	0.7
Unearned premiums	20.4	20.4
Accounts payable, accrued expenses and other liabilities	(6.4)	(1.0)
Deferred reinsurance gain—LPT Agreement	(2.0)	(2.1)
Operating lease liabilities	(0.8)	(0.9)
Non-cancellable obligations	(2.6)	(2.0)
Other	(11.7)	(14.0)
Net cash provided by operating activities	4.3	16.8
Investing activities
Purchases of fixed maturity securities	(106.7)	(196.8)
Purchases of equity securities	(12.3)	(46.4)
Purchases of short-term investments	(10.5)	(9.6)
Purchases of other invested assets	(11.5)	(1.8)
Proceeds from sale of fixed maturity securities	44.8	92.0
Proceeds from sale of equity securities	12.0	71.4
Proceeds from maturities and redemptions of fixed maturity securities	27.5	63.6
Proceeds from maturities of short-term investments	71.0	16.8
Net change in unsettled investment purchases and sales	(1.0)	5.5
Capital expenditures and other	(0.5)	(0.8)
Net cash provided by (used in) investing activities	12.8	(6.1)
Financing activities
Acquisition of common stock	(11.1)	(6.7)
Cash transactions related to stock-based compensation	(0.8)	(1.2)
Dividends paid to stockholders	(7.6)	(7.4)
Proceeds from FHLB advances	—	60.0
Proceeds from line of credit advances	—	10.0
Repayments on line of credit advances	—	(10.0)
Payments on finance leases	(0.1)	—
Net cash (used in) provided by financing activities	(19.6)	44.7
Net (decrease) increase in cash, cash equivalents and restricted cash	(2.5)	55.4
Cash, cash equivalents and restricted cash at the beginning of the period	89.4	75.3
Cash, cash equivalents and restricted cash at the end of the period	$86.9	$130.7

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	March 31, 2023	December 31, 2022
	(in millions)
Cash and cash equivalents	$86.7	$89.2
Restricted cash and cash equivalents supporting reinsurance obligations	0.2	0.2
Total cash, cash equivalents and restricted cash	$86.9	$89.4

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
The accompanying consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s Form 10-K for the year ended December 31, 2022 (Annual Report).
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
2. New Accounting Standards
Recently Issued Accounting Standards
None.

Recently Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848). This update provided optional transition guidance to ease the potential accounting burden associated with transitioning away from the London Interbank Offered Rate (LIBOR), with optional expedients and exceptions related to the application of US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. Companies could apply this ASU at any time, but early adoption was only available through December 31, 2022 when it became effective. The Company determined that there was no impact of LIBOR transitioning on its existing contracts and investments.
3. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,511.0	$2,511.0	$2,502.4	$2,502.4
Cash and cash equivalents	86.7	86.7	89.2	89.2
Restricted cash and cash equivalents	0.2	0.2	0.2	0.2
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments to the valuation methodology utilized by third party pricing services as of March 31, 2023 and December 31, 2022.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
As of March 31, 2023, the Company held $25.9 million of fixed maturity securities at fair value that were designated Level 3. These private placement securities were designated as Level 3 securities due to the limited amount of observable market information available.

The following table presents the Company’s investments at fair value and the corresponding fair value measurements.

	March 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$89.7	$—	$—	$90.8	$—
U.S. Agencies	—	2.1	—	—	2.1	—
States and municipalities	—	330.9	—	—	317.6	—
Corporate securities	—	891.0	16.5	—	851.9	16.2
Residential mortgage-backed securities	—	360.6	—	—	360.2	—
Commercial mortgage-backed securities	—	55.6	—	—	55.1	—
Asset-backed securities	—	91.6	9.4	—	58.1	8.0
Collateralized loan obligations	—	232.0	—	—	260.9	—
Foreign government securities	—	10.5	—	—	10.2	—
Other securities	—	158.4	—	—	155.2	—
Total fixed maturity securities	$—	$2,222.4	$25.9	$—	$2,162.1	$24.2
Equity securities at fair value:
Industrial and miscellaneous	$173.9	$—	$—	$165.3	$—	$—
Other	30.2	—	—	31.7	—	—
Total equity securities at fair value	$204.1	$—	$—	$197.0	$—	$—
Short-term investments	$50.6	$8.0	$—	$119.1	$—	$—
Total investments at fair value	$254.7	$2,230.4	$25.9	$316.1	$2,162.1	$24.2
Financial Instruments Carried at Cost
All of the Company's insurance subsidiaries are members of the Federal Home Loan Bank of San Francisco (FHLB). Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds advanced. The Company’s investment in FHLB stock is recorded at cost, which approximates fair value, as purchases and sales of these securities are at par value with the issuer. FHLB stock is considered a restricted security and is periodically evaluated by the Company for impairment based on the ultimate recovery of par value.
Financial Instruments Carried at Net Asset Value
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company’s Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at net asset value (NAV) and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have fund terms of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. The Company will receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment, or portion thereof. The Company expects these distributions from time-to-time during the full course of the fund term. As of March 31, 2023, the Company had unfunded commitments to these private equity limited partnerships totaling $44.0 million.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.

The following table presents cash and investments carried at NAV on the Company’s Consolidated Balance Sheets.

	March 31, 2023	December 31, 2022
	(in millions)
Cash equivalents carried at NAV	$71.8	$65.5
Other invested assets carried at NAV	72.6	59.7
The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs for the three months ended March 31, 2023.

Level 3 Securities
(in millions)
Beginning balance, January 1, 2023	$24.2
Purchases	1.5
Unrealized gains included in comprehensive income (loss)	0.2
Ending balance, March 31, 2023	$25.9
4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s available-for-sale (AFS) investments were as follows:

	Amortized Cost	Allowance for Current Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At March 31, 2023
Fixed maturity securities
U.S. Treasuries	$93.0	$—	$0.2	$(3.5)	$89.7
U.S. Agencies	2.2	—	—	(0.1)	2.1
States and municipalities	335.9	—	1.7	(6.7)	330.9
Corporate securities	990.1	(4.7)	2.9	(80.8)	907.5
Residential mortgage-backed securities	397.8	—	0.5	(37.7)	360.6
Commercial mortgage-backed securities	61.2	—	—	(5.6)	55.6
Asset-backed securities	107.3	—	0.1	(6.4)	101.0
Collateralized loan obligations	238.1	—	—	(6.1)	232.0
Foreign government securities	13.0	—	—	(2.5)	10.5
Other securities(1)	161.4	(1.2)	0.6	(2.4)	158.4
Total fixed maturity securities	$2,400.0	$(5.9)	$6.0	$(151.8)	$2,248.3
Short-term investments	58.6	—	—	—	58.6
Total AFS investments	$2,458.6	$(5.9)	$6.0	$(151.8)	$2,306.9

At December 31, 2022
Fixed maturity securities
U.S. Treasuries	$95.1	$—	$0.1	$(4.4)	$90.8
U.S. Agencies	2.2	—	—	(0.1)	2.1
States and municipalities	326.7	—	0.8	(9.9)	317.6
Corporate securities	963.4	(2.8)	2.0	(94.5)	868.1
Residential mortgage-backed securities	403.5	—	0.3	(43.6)	360.2
Commercial mortgage-backed securities	61.5	—	—	(6.4)	55.1
Asset-backed securities	74.0	—	0.1	(8.0)	66.1
Collateralized loan obligations	268.1	—	—	(7.2)	260.9
Foreign government securities	13.0	—	—	(2.8)	10.2
Other securities(1)	159.2	(1.7)	0.6	(2.9)	155.2
Total fixed maturity securities	$2,366.7	$(4.5)	$3.9	$(179.8)	$2,186.3
Short-term investments	119.1	—	—	—	119.1
Total AFS investments	$2,485.8	$(4.5)	$3.9	$(179.8)	$2,305.4
(1)Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.
The cost and estimated fair value of the Company’s equity securities recorded at fair value at March 31, 2023 and December 31, 2022 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At March 31, 2023
Equity securities at fair value
Industrial and miscellaneous	$115.2	$173.9
Other	28.1	30.2
Total equity securities at fair value	$143.3	$204.1

At December 31, 2022
Equity securities at fair value
Industrial and miscellaneous	$115.3	$165.3
Other	28.9	31.7
Total equity securities at fair value	$144.2	$197.0
The Company had Other invested assets totaling $72.6 million and $59.7 million (initial cost of $65.9 million and $54.4 million) at March 31, 2023 and December 31, 2022, respectively, consisting of private equity limited partnerships, which are carried at NAV based on information provided by the general partner. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through Net realized and unrealized gains and losses on the Company’s Consolidated Statements of Comprehensive Income (Loss).
The amortized cost and estimated fair value of the Company’s fixed maturity securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$80.8	$80.1
Due after one year through five years	844.0	816.3
Due after five years through ten years	582.3	528.5
Due after ten years	82.7	74.3
Mortgage and asset-backed securities	804.3	749.1
Total	$2,394.1	$2,248.3

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater as of March 31, 2023 and December 31, 2022.

	March 31, 2023			December 31, 2022
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in millions)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$45.4	$(0.7)	6	$76.8	$(3.5)	13
U.S. Agencies	2.2	(0.1)	1	2.1	(0.1)	1
States and municipalities	109.4	(2.3)	40	193.4	(9.0)	68
Corporate securities	363.9	(12.5)	127	763.3	(76.4)	335
Residential mortgage-backed securities	142.0	(4.6)	76	236.8	(17.9)	186
Commercial mortgage-backed securities	11.1	(0.5)	4	52.5	(5.7)	22
Asset-backed securities	39.4	(0.8)	24	27.6	(2.6)	22
Collateralized loan obligations	87.3	(1.4)	15	209.9	(5.5)	37
Other securities	42.5	(0.5)	132	81.6	(1.8)	224
Total fixed maturity securities	843.2	(23.4)	425	1,644.0	(122.5)	908
Total less than 12 months	$843.2	$(23.4)	425	$1,644.0	$(122.5)	908

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$35.0	$(2.8)	10	$11.2	$(0.9)	4
States and municipalities	41.3	(4.4)	18	5.4	(0.9)	3
Corporate securities	502.5	(68.3)	286	84.6	(18.1)	84
Residential mortgage-backed securities	199.5	(33.1)	167	106.6	(25.7)	65
Commercial mortgage-backed securities	44.5	(5.1)	21	2.6	(0.7)	3
Asset-backed securities	43.4	(5.6)	21	27.7	(5.4)	11
Collateralized loan obligations	139.7	(4.7)	29	36.9	(1.7)	11
Foreign government securities	10.2	(2.5)	3	10.2	(2.8)	3
Other securities	61.4	(1.9)	185	38.4	(1.1)	119
Total fixed maturity securities	1,077.5	(128.4)	740	323.6	(57.3)	303
Total 12 months or greater	$1,077.5	$(128.4)	740	$323.6	$(57.3)	303
As of March 31, 2023 and December 31, 2022, the Company had an allowance for current expected credit losses (CECL) on AFS debt securities of $5.9 million and $4.5 million, respectively (See Note 5). Those fixed maturity securities whose total fair value was less than amortized cost at March 31, 2023 and December 31, 2022, were those in which the Company had no intent, need or requirement to sell at an amount less than their amortized cost.
Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities and other invested assets) or amortized cost (fixed maturity securities). Realized losses on fixed maturity securities are also recognized when securities are written down as a result of an other-than-temporary impairment or for changes in CECL.

Net realized gains and losses on investments and the change in unrealized gains and losses on the Company’s investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net (Increase) Decrease in CECL Allowance	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI, before tax
	(in millions)
Three Months Ended March 31, 2023
Fixed maturity securities	0.4	$(0.6)	$(1.4)	$30.1	$(1.6)	$30.1
Equity securities	0.1	(1.3)	—	7.9	6.7	—
Other invested assets	—	—	—	1.3	1.3	—
Total investments	$0.5	$(1.9)	$(1.4)	$39.3	$6.4	$30.1

Three Months Ended March 31, 2022
Fixed maturity securities	$1.9	$(0.2)	$(2.0)	$(111.6)	$(0.3)	$(111.6)
Equity securities	20.6	(2.0)	—	(35.7)	(17.1)	—
Other invested assets	—	—	—	0.1	0.1	—
Total investments	$22.5	$(2.2)	$(2.0)	$(147.2)	$(17.3)	$(111.6)
Proceeds from the sales of fixed maturity securities were $44.8 million for the three months ended March 31, 2023, compared to $92.0 million for the three months ended March 31, 2022.
Net investment income was as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Fixed maturity securities	$23.7	$18.7
Equity securities	1.8	1.6
Other invested assets	0.9	0.4
Short-term investments	1.2	—
Cash equivalents and restricted cash	0.9	—
Gross investment income	28.5	20.7
Investment expenses	(0.9)	(1.6)
Net investment income	$27.6	$19.1
The Company is required by various state laws and regulations to support, through securities on deposit or otherwise, its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of March 31, 2023 and December 31, 2022, securities having a fair value of $795.4 million and $745.9 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $70.0 million of securities on deposit as of March 31, 2023 and December 31, 2022 (See Note 10).
Certain reinsurance contracts require the Company’s funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at both March 31, 2023 and December 31, 2022 was $2.7 million.
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

The table below shows the changes in CECL on premiums receivable.

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Beginning balance of CECL on premiums receivable	$12.8	$10.3
Net change in CECL provision	3.3	3.2
Write-offs charged against CECL	(0.7)	(0.9)
Recoveries collected	(1.4)	(2.6)
Ending balance of CECL on premiums receivable	$14.0	$10.0
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
The table below shows the changes in CECL on reinsurance recoverables.

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Beginning balance of CECL on reinsurance recoverables	$0.9	$0.6
Net change in CECL provision	—	—
Ending balance of CECL on reinsurance recoverables	$0.9	$0.6
Investments
The Company assesses all AFS debt securities in an unrealized loss position for CECL. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria is met, the security's amortized cost basis is written down to its fair value. For AFS debt securities that do not meet either criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Any impairment that has not been recorded through an allowance for CECL is recognized in Accumulated other comprehensive loss on the Company's Consolidated Balance Sheets. Changes in CECL are recorded through realized capital losses.
As of March 31, 2023, the Company established an aggregate allowance for CECL in the amount of $5.9 million. For the Company’s investments in fixed-income debt securities, the allowance for CECL was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the present value of cash flows expected to be collected to its amortized cost basis. The expected present value of cash flows are calculated using scenario based credit loss models derived from the discounted cash flows under the Comprehensive Capital Analysis Review framework, which is adopted by the Federal Reserve.
As of March 31, 2023, the Company did not intend to sell any of its AFS debt securities in which its amortized cost exceeded its fair value.
Accrued interest receivable on AFS debt securities totaled $20.6 million at March 31, 2023 and is excluded from the estimate of CECL based on historically timely payments.

The table below shows the changes in the allowance for CECL on available-for-sale securities.

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Beginning balance of CECL on AFS securities	$4.5	$0.2
Net change in CECL provision	2.0	2.2
Reductions in allowance from disposals	(0.2)	—
Recoveries of amounts previously written off	(0.4)	(0.2)
Ending balance of CECL on AFS securities	$5.9	$2.2
6. Property and Equipment
Property and equipment consists of the following:

	As of March 31,	As of December 31,
	2023	2022
	(in millions)
Furniture and equipment	$3.8	$3.3
Leasehold improvements	4.5	5.0
Computers and software	47.7	47.6
Automobiles	0.7	0.8
Property and equipment, gross	56.7	56.7
Accumulated depreciation	(45.5)	(44.7)
Property and equipment, net	$11.2	$12.0
Depreciation expenses related to property and equipment for the three months ended March 31, 2023 were $1.1 million and $5.3 million for the year ended December 31, 2022. Internally developed software costs of $0.3 million were capitalized during the three months ended March 31, 2023, and $1.2 million in internally developed software costs were capitalized during the year ended December 31, 2022.
Cloud Computing Arrangements
The Company’s capitalized costs associated with cloud computing arrangements totaled $40.0 million and $42.9 million, which were comprised of service contract fees and implementation costs associated with hosting arrangements as of March 31, 2023 and December 31, 2022, respectively. Total amortization for hosting arrangements were $4.3 million for the three months ended March 31, 2023, and $16.4 million for the year ended December 31, 2022.
Leases
The Company determines if an arrangement is a lease at the inception of the transaction. Operating leases for offices are presented as a right-of-use asset (ROU asset) and lease liability on the Company’s Consolidated Balance Sheets. Financing leases for automobiles are included in property and equipment and other liabilities on the Company’s Consolidated Balance Sheets.
ROU assets represent the right to use an underlying asset for the lease term and the lease liability represents the obligation to make lease payments arising from the lease transaction. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses collateralized incremental borrowing rates to determine the present value of lease payments. The ROU assets also include lease payments less any lease incentives within a lease agreement. The Company’s lease terms may include options to extend or terminate a lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of March 31, 2023, the Company’s operating leases have remaining terms of 1 year to 5 years, with options to extend up to 10 years with no termination provision. The Company’s finance leases have an option to terminate after 1 year.

Components of lease expense were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Operating lease expense	$0.6	$0.9
Finance lease expense	0.1	—
Total lease expense	$0.7	$0.9
As of March 31, 2023, the weighted average remaining lease term for operating leases was 4.2 years and for finance leases was 2.6 years. The weighted average discount rate was 2.2% and 7.3% for operating and finance leases, respectively.
Maturities of lease liabilities were as follows:

	As of March 31, 2023
	Operating Leases	Finance Leases
	(in millions)
2023	$2.7	$0.1
2024	3.2	0.1
2025	3.1	0.1
2026	2.8	—
2027	1.7	—
Thereafter	0.2	—
Total lease payments	13.7	0.3
Less: imputed interest	(0.9)	—
Total	$12.8	$0.3
Supplemental balance sheet information related to leases was as follows:

	As of March 31,	As of December 31,
	2023	2022
	(in millions)
Operating leases:
Operating lease right-of-use asset	$10.8	$11.5
Operating lease liability	12.8	13.6
Finance leases:
Property and equipment, gross	0.7	0.8
Accumulated depreciation	(0.4)	(0.4)
Property and equipment, net	0.3	0.4
Other liabilities	$0.3	$0.4
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$0.6	$0.9
Financing cash flows used for finance leases	0.1	—
7. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2023 was 18.6% and the Company’s effective tax rate for the three months ended March 31, 2022 was 8.0%. The effective rates during each of the periods presented included income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, and deferred gain amortization.

8. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Unpaid losses and LAE at beginning of period	$1,960.7	$1,981.2
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	445.4	476.9
Net unpaid losses and LAE at beginning of period	1,515.3	1,504.3
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	109.6	96.3
Prior periods	(0.2)	—
Total net losses and LAE incurred during the period	109.4	96.3
Paid losses and LAE, net of reinsurance, related to:
Current period	5.6	4.6
Prior periods	105.7	85.8
Total net paid losses and LAE during the period	111.3	90.4
Ending unpaid losses and LAE, net of reinsurance	1,513.4	1,510.2
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	440.3	471.7
Unpaid losses and LAE at end of period	$1,953.7	$1,981.9
Total net losses and LAE included in the above table exclude amortization of the deferred reinsurance gain—LPT Agreement, which totaled $2.0 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively (see Note 9).
The change in incurred losses and LAE attributable to prior periods for the three months ended March 31, 2023, included $0.2 million of net favorable loss reserve development on the Company's assigned risk business. For each of the three months ended March 31, 2023 and 2022, the Company did not recognize any prior accident year loss reserve development on its voluntary risk business. These determinations were made in light of: (i) a full actuarial study not being performed during the periods; and (ii) the amount of indicated net prior year loss reserve development was consistent with our expectations.
9. LPT Agreement
The Company is party to the LPT Agreement under which $1.5 billion in liabilities for losses and LAE related to claims incurred by the Fund prior to July 1, 1995 were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. The Company records its estimate of contingent profit commission in the accompanying Consolidated Balance Sheets as Contingent commission receivable–LPT Agreement and a corresponding liability is recorded in the accompanying Consolidated Balance Sheets in Deferred reinsurance gain–LPT Agreement. The Deferred Gain is being amortized using the recovery method. Amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the LPT Agreement, except for the contingent profit commission, which is amortized through June 30, 2024, the date through which the Company is entitled to receive a contingent profit commission under the LPT Agreement. The amortization is recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income (loss). Any adjustments to the Deferred Gain are recorded in losses and LAE incurred in the accompanying consolidated statements of comprehensive income (loss).
The Company amortized $2.0 million and $2.1 million of the Deferred Gain for the three months ended March 31, 2023 and 2022, respectively. The remaining Deferred Gain was $104.1 million and $106.1 million as of March 31, 2023 and December 31, 2022, respectively. The estimated remaining liabilities subject to the LPT Agreement were $303.9 million and $308.6 million as of March 31, 2023 and December 31, 2022, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $863.6 million and $858.9 million from inception through March 31, 2023 and December 31, 2022, respectively.

10. FHLB Advances, Notes Payable and Other Financing Arrangements
On December 15, 2020, EHI entered into a Credit Agreement (the Credit Agreement) with a syndicate of financial institutions. The Credit Agreement provides for a $75.0 million three-year revolving credit facility and is guaranteed by EHI's wholly- owned subsidiaries, Employers Group, Inc. and Cerity Group, Inc. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes of EHI and its subsidiaries. Pursuant to the Credit Agreement, EHI also has an option to request an increase of the credit available under the facility up to a maximum facility amount of $125.0 million, subject to the consent of lenders and the satisfaction of certain conditions.
On February 16, 2023, the Credit Agreement was amended (the Amended Credit Agreement) to: (i) formally replace the Eurodollar interest rate option with an Adjusted Term Secured Overnight Financing Rate (SOFR) option; (ii) amend the definition of "net worth," as referred to within the Amended Credit Agreement; and (iii) amend the minimum consolidated net worth covenant for fiscal quarters ending after September 30, 2022.
The interest rates applicable to loans made under the Amended Credit Agreement are based on, at EHI's option, a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Adjusted Term SOFR rate plus a specified margin, ranging from 1.25% to 2.25%. In addition, EHI will pay a fee on each lender’s unused commitment, ranging from 0.20% to 0.50%. The applicable margin and the amount of such commitment fee vary based upon the financial strength rating of EHI’s insurance subsidiaries as most recently announced by A.M. Best or EHI’s debt to total capitalization ratio if such financial strength rating is not available. Interest paid and fees incurred pursuant to the Amended Credit Agreement or Credit Agreement, as applicable, during each of the three months ended March 31, 2023 and 2022 totaled $0.1 million.
The Amended Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth of no less than $900.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Amended Credit Agreement. Through March 31, 2023, EHI has remained in compliance with all of the covenants associated with this facility since its inception.
EHI incurred $0.7 million in debt issuance costs in connection with the credit facility, which are being amortized over the three-year life of the facility in Interest and Financing expenses. The annual commitment and administrative fee on the unused portion of the facility is 0.30%, for a maximum of $225,000, and an annual agency fee of $25,000. Advances can be repaid at any time without prepayment penalties or additional fees. EHI had no borrowings outstanding under the facility at any time during the three months ended March 31, 2023.
Other financing arrangements are comprised of the following:
All of the Company's insurance subsidiaries are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
During 2022, the Company's insurance subsidiaries, with the exception of CIC, had received aggregate advances of $182.5 million under their FHLB Standard Credit Program, all of which remained outstanding at March 31, 2023. The proceeds from these advances were used to purchase an equivalent amount of high-quality collateralized loan obligation securities. As of March 31, 2023, the Company's weighted average annual interest rate on these advances was 4.87%. Interest paid during the three months ended March 31, 2023 and 2022 totaled $2.2 million and less than $0.1 million, respectively. These advances can be repaid at any time without penalty and are collateralized by eligible investment securities.
FHLB membership also allows the Company’s insurance subsidiaries access to standby letters of credit (Letter of Credit Agreements). The Letter of Credit Agreements currently in effect expire on March 31, 2024, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of both March 31, 2023 and December 31, 2022, letters of credit totaling $70.0 million, were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements.
As of March 31, 2023 and December 31, 2022, investment securities having a fair value of $320.1 million and $321.2 million, respectively, were pledged to the FHLB by the Company’s insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.

11. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of unrealized gains and losses on investments classified as AFS, net of deferred taxes. The following table summarizes the components of accumulated other comprehensive loss:

	March 31, 2023	December 31, 2022
	(in millions)
Net unrealized losses on investments, before taxes	$(145.7)	$(175.8)
Deferred tax benefit on net unrealized gains and losses	30.6	36.9
Total accumulated other comprehensive loss	$(115.1)	$(138.9)
12. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2023
RSUs(1)	12,732	44.27	0.6
RSUs(1)	64,520	41.14	2.7
PSUs(2)	81,800	41.14	3.4
(1)The RSUs awarded in March 2023, which were awarded on two separate dates, were awarded to certain employees of the Company and vest 25% on March 15, 2024 and each of the subsequent three anniversaries of that date. The RSUs are subject to accelerated vesting in certain circumstances, including but not limited to: death, disability, retirement, or in connection with a change of control of the Company.
(2)The PSUs awarded in March 2023 were awarded to certain employees of the Company and have a performance period of three years. The PSU awards are subject to certain performance goals with payouts that range from 0% to 250% of the target awards. The value shown in the table represents the aggregate number of PSUs awarded at the target level.
Recipients of RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when and if, the underlying award vests and becomes payable. If the underlying award does not vest or is forfeited, dividend equivalents with respect to the underlying award fail to become payable and are forfeited.
There were 23,500 stock options exercised during the three months ended March 31, 2023 and there were 41,665 stock options exercised during the three months ended March 31, 2022 and the year ended December 31, 2022.
As of March 31, 2023, the Company had 282,672 RSUs, and 222,045 PSUs (based on the target number of PSUs awarded) outstanding. As of March 31, 2023, the Company no longer had any stock options outstanding.
13. Earnings (Loss) Per Common Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive impact of all common stock equivalents on earnings per share. Diluted earnings per share includes common shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if outstanding RSUs and PSUs vested and stock options were to be exercised. Outstanding PSUs and RSUs are not considered in the Company’s diluted earnings per share computations in any period that involves a net loss because their inclusion would be anti-dilutive.
Recipients of RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when and if, the underlying award vests and becomes payable. Therefore, these awards are not considered participating securities for the purposes of determining earnings per share.

The following table presents the net income (loss) and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended
	March 31,
	2023	2022
	(in millions, except share data)
Net income (loss)	$23.6	$(2.3)
Weighted average number of shares outstanding—basic	27,176,823	27,802,972
Effect of dilutive securities:
PSUs	141,246	204,029
Stock options	8,286	22,877
RSUs	66,323	47,730
Potential dilutive shares	215,855	274,636
Weighted average number of shares outstanding—diluted	27,392,678	28,077,608
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

The following table summarizes the Company's written premium and components of net income (loss) before income taxes by reportable segment.

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Three Months Ended March 31, 2023
Gross premiums written	$194.2	$0.7	$—	$194.9
Net premiums written	192.4	0.7	—	193.1

Net premiums earned	171.3	1.4	—	172.7
Net investment income	24.8	1.7	1.1	27.6
Net realized and unrealized gains on investments	5.6	0.2	0.6	6.4
Other (loss) income	(0.2)	—	—	(0.2)
Total revenues	201.5	3.3	1.7	206.5

Losses and loss adjustment expenses	108.5	0.9	(2.0)	107.4
Commission expense	23.3	0.1	—	23.4
Underwriting and general and administrative expenses	37.4	4.5	2.5	44.4
Interest and financing expenses	2.2	—	0.1	2.3
Total expenses	171.4	5.5	0.6	177.5

Net income (loss) before income taxes	$30.1	$(2.2)	$1.1	$29.0

Three Months Ended March 31, 2022
Gross premiums written	$171.2	$1.2	$—	$172.4
Net premiums written	169.2	1.2	—	170.4

Net premiums earned	149.6	0.6	—	150.2
Net investment income	17.6	0.7	0.8	19.1
Net realized and unrealized losses on investments	(15.6)	(0.4)	(1.3)	(17.3)
Total revenues	151.6	0.9	(0.5)	152.0

Losses and loss adjustment expenses	95.9	0.4	(2.1)	94.2
Commission expense	20.9	—	—	20.9
Underwriting and general and administrative expenses	32.8	3.2	3.3	39.3
Interest and financing expenses	—	—	0.1	0.1
Total expenses	149.6	3.6	1.3	154.5

Net income (loss) before income taxes	$2.0	$(2.7)	$(1.8)	$(2.5)
Entity-Wide Disclosures
The Company operates solely within the U.S. and does not have revenue from transactions with a single policyholder accounting for 10% or more of its revenues. In-force premiums represent the estimated annual premium on all policies that are active and in-force on such date. More specifically, in-force premiums include policy endorsements but exclude estimated final audit premiums. The Company's management focuses on in-force premium because it represents premium that is available for renewal in the future. The following table shows our in-force premiums, in-force premiums including estimated final audit premium, and number of policies in-force for each of our largest states and all other states combined for the periods presented:

	March 31, 2023		December 31, 2022		March 31, 2022		December 31, 2021
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$282.9	42,908	$279.7	42,876	$260.4	41,588	$258.4	40,704
Florida	50.5	9,560	49.4	9,417	41.1	8,275	41.1	7,989
New York	28.5	7,478	27.3	7,497	25.0	7,382	24.5	7,307
Other (43 states and D.C.)	269.0	62,738	266.1	58,710	252.0	57,216	247.4	55,350
Total in-force	$630.9	122,684	$622.5	118,500	$578.5	114,461	$571.4	111,350
Estimated audit premium	43.0	—	42.5	—	45.4	—	42.3	—
Total in-force, including estimated audit premium	$673.9	122,684	$665.0	118,500	$623.9	114,461	$613.7	111,350
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
Overview
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to select, small businesses primarily in low-to-medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance throughout the United States, with a concentration in California, where 45% of our in-force premiums are generated. Our revenues are primarily comprised of net premiums earned, net investment income, and net realized and unrealized gains on investments.
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
Our strategy is to pursue profitable growth opportunities across workers' compensation market cycles and maximize total investment returns within the constraints of prudent portfolio management. We pursue profitable growth opportunities by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-term relationships with traditional and specialty insurance agencies, developing important alternative distribution channels, and offering workers' compensation solutions directly to customers. We believe that developing and implementing new technologies and capabilities will fundamentally transform and enhance the digital experience of our workforce, customers, policyholders and agents. These new technologies and capabilities include: (i) continued investments in new technology, data analytics, and process improvement capabilities focused on improving the agent experience and enhancing agent efficiency; and (ii) the further development of digital insurance solutions, including direct-to-customer workers’ compensation coverage and further developing collaborations with strategic digital partners. We also continue to execute a number of ongoing business initiatives, including: achieving internal and customer-facing business process excellence; further diversifying our risk exposure across geographic markets and economic sectors, when appropriate; and utilizing a multi-company pricing platform and territory-specific pricing.
The insurance industry is highly competitive, and there is significant competition in the national workers’ compensation industry that is based on price and quality of services. We compete with other specialty workers’ compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, self-insurance funds, and state insurance pools.
The effects of supply chain interruptions, lingering U.S. labor market shortages impacting certain employer classifications that we insure, inflationary pressures, volatility and credit concerns in certain financial and banking markets, monetary and fiscal policy measures, overall general economic instability and residual effects of the COVID-19 pandemic have continued to cause disruptions in business activity. All states, including California, where we generated 45% of our in-force premiums as of March 31, 2023, have experienced adverse economic impacts. Certain classes of business that we insure continue to be adversely and disproportionately affected by these challenges, although to a lesser extent than in previous years.
Nonetheless, we closed another quarter with a record number of policies in-force. Our year-over-year new and renewal business premiums have increased, in addition to audit premium increases, which are driving our premium growth. As labor market shortages improve and wage inflation continues, we anticipate that rising payrolls will continue to bring further improvement to our top line.
We continually review and adjust to changes in our policyholders' payrolls, economic conditions, and seasonality, as experience develops or new information becomes known. Any such adjustments are included in our current operations and are made periodically through mid-term endorsements and/or premium audits. We recognized $9.4 million of audit premium pick-up during the three months ended March 31, 2023, as our payroll exposure increased with the U.S. labor market strengthening and rising wages.
Decreases in market interest rates and a strong U.S. equity market during the first quarter of 2023 resulted in a partial rebound in the fair value of our fixed maturity investments and equity securities. Additionally, the dramatic increases in market interest rates experienced throughout 2022, despite the modest decreases experienced during the first quarter of 2023, favorably impacted our net investment income during the first three months of 2023.
While we have no international operations, the geo-political uncertainties with the ongoing Russia and Ukraine conflict have indirectly impacted the value of our investment portfolio, and we are unable to predict the impact these uncertainties will have on the global economy or on our financial condition and results of operations.

Results of Operations
Our results of operations are as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Gross premiums written	$194.9	$172.4
Net premiums written	$193.1	$170.4

Net premiums earned	$172.7	$150.2
Net investment income	27.6	19.1
Net realized and unrealized gains (losses) on investments	6.4	(17.3)
Other (loss) income	(0.2)	—
Total revenues	206.5	152.0

Losses and LAE	107.4	94.2
Commission expense	23.4	20.9
Underwriting and general and administrative expenses	44.4	39.3
Interest and financing expenses	2.3	0.1
Total expenses	177.5	154.5
Income tax expense (benefit)	5.4	(0.2)
Net income (loss)	$23.6	$(2.3)
Overview
Our net income was $23.6 million for the three months ended March 31, 2023 compared to net loss of $2.3 million for the corresponding period of 2022. The key factors that affected our financial performance during the three months ended March 31, 2023, compared to the same period of 2022 included:
•Net premiums earned increased 15.0%;
•Losses and LAE increased 14.0%;
•Underwriting and general and administrative expenses increased 13.0%;
•Underwriting loss was $2.5 million, compared to an underwriting loss of $4.2 million;
•Net investment income increased 44.5%; and
•Net realized and unrealized gains (losses) on investments were $6.4 million compared to $(17.3) million.
Summary of Consolidated Financial Results
Gross Premiums Written
Gross premiums written were $194.9 million for the three months ended March 31, 2023 compared to $172.4 million for the corresponding period of 2022. The year-over-year changes were primarily related to our Employers segment. See "—Summary of Financial Results by Segment —Employers".
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
Net investment income increased 44.5%, or $8.5 million for the three months ended March 31, 2023 compared to the same period of 2022. The increase was primarily due to higher bond yields and higher invested balances of fixed maturity securities and short-term investments, as measured by amortized cost.

Realized and unrealized gains and losses on our investments are reported separately from our net investment income. Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are also recognized for changes in our CECL allowance or when securities are written down as a result of an other-than-temporary impairment. Changes in fair value of equity securities and other invested assets are also included in Net realized and unrealized gains (losses) on investments on our Consolidated Statements of Comprehensive Income (Loss).
Net realized and unrealized gains (losses) on investments were $6.4 million for three months ended March 31, 2023, compared to $(17.3) million for the corresponding period of 2022. The net realized and unrealized gains (losses) on investments for the three months ended March 31, 2023 and 2022 included $8.0 million and $(17.0) million of net realized and unrealized gains (losses) on equity securities and other investments, respectively, and $1.6 million and $0.3 million of net realized losses on fixed maturity securities, respectively.
The net investment gains on our equity securities during the three months ended March 31, 2023 were largely consistent with the performance of U.S. equity markets. The net realized investment losses on our fixed maturity securities during the three months ended March 31, 2023 were primarily the result of a $1.4 million increase in our allowance for CECL, which resulted primarily from volatility and credit concerns in certain financial and banking markets.
The net investment losses on our equity securities during the three months ended March 31, 2022 were primarily the result of significant volatility in financial markets resulting from increasing inflationary concerns, rising market interest rates and geo-political events. The net investment losses on our fixed maturity securities for the three months ended March 31, 2022 included a $2.0 million increase in our allowance for CECL.
Additional information regarding our Investments is set forth under “—Liquidity and Capital Resources—Investments.”
Other (Loss) Income
Other (loss) income consists of net gains and losses on fixed assets, non-investment interest, and other miscellaneous income.
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
Interest and Financing Expenses
Interest and financing expenses include fees and interest associated with our $75.0 million three-year revolving credit facility, fees and interest associated with our various credit arrangements with the FHLB, finance lease interest, and other financing fees.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $5.4 million for the three months ended March 31, 2023, compared to $(0.2) million for the corresponding period of 2022. The effective tax rate for the three months ended March 31, 2023 was 18.6% and the effective tax rates for the three months ended March 31, 2022 were 8.0%. The effective rates during each of the periods presented included income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, and deferred gain amortization.
Summary of Financial Results by Segment
EMPLOYERS
The components of net income before income taxes for our Employers' segment are set forth in the following table:

	Three Months Ended
	March 31,
	2023	2022
	(dollars in millions)
Gross premiums written	$194.2	$171.2
Net premiums written	$192.4	$169.2

Net premiums earned	$171.3	$149.6
Net investment income	24.8	17.6
Net realized and unrealized gains (losses) on investments	5.6	(15.6)
Other (loss) income	(0.2)	—
Total revenues	201.5	151.6

Losses and LAE	108.5	95.9
Commission expense	23.3	20.9
Underwriting expenses	37.4	32.8
Interest and financing expenses	2.2	—
Other expenses	—	—
Total expenses	171.4	149.6

Net income before income taxes	$30.1	$2.0

Underwriting income	$2.1	$—

Combined ratio	98.7%	100.0%
Underwriting Results
Gross Premiums Written and Net Premiums Written
Gross premiums written were $194.2 million for the three months ended March 31, 2023, compared to $171.2 million for the corresponding period of 2022. The growth in new business premiums we are currently experiencing is the result of increases in new business submissions, quotes and binds in the majority of the states in which we operate, which is being largely driven by the expansion in the classes of business that Employers offers. We also recognized $9.4 million of audit premium pick-up during the three months ended March 31, 2023, as our payroll exposure increased with the U.S. labor market strengthening and rising wages. In addition, our renewal premiums benefited from continued strong retention rates during the three months ended March 31, 2023.
Net premiums written were $192.4 million for the three months ended March 31, 2023, compared to $169.2 million for the corresponding period of 2022. Reinsurance premiums ceded were $1.8 million for the three months ended March 31, 2023, compared to $2.0 million for the corresponding period of 2022.
Net Premiums Earned
Net premiums earned were $171.3 million for the three months ended March 31, 2023, compared to $149.6 million for the corresponding period of 2022.

In-force premiums represent the estimated annual premium on all policies that are active and in-force on such date. More specifically, in-force premiums include policy endorsements but exclude estimated final audit premiums. We focus on in-force premium because it represents premium that is available for renewal in the future. The following table shows Employers' in-force premiums including estimated final audit premium, and number of policies in-force for each of our largest states and all other states combined for the periods presented:

	March 31, 2023		December 31, 2022		March 31, 2022		December 31, 2021
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$281.4	42,402	$279.7	42,876	$259.8	41,349	$258.4	40,704
Florida	49.8	9,245	49.4	9,417	40.9	8,159	41.1	7,989
New York	28.0	7,194	27.3	7,497	24.7	7,215	24.5	7,307
Other (43 states and D.C.)	265.6	60,416	261.1	58,710	251.0	56,199	245.9	54,164
Total in-force	$624.8	119,257	$617.5	118,500	$576.4	112,922	$569.9	110,164
Estimated audit premium	43.0	—	42.5	—	45.4	—	42.3	—
Total in-force, including estimated audit premium	$667.8	119,257	$660.0	118,500	$621.8	112,922	$612.2	110,164
We have developed and continue to add other important and emerging distribution channels for our products and services that serve as an alternative to our strong traditional insurance agency channel. Specialty agents and distribution partners generated $197.2 million and $163.9 million, or 31.6% and 28.4%, of our in-force premiums as of March 31, 2023 and 2022, respectively. Our strong presence and relationships with these digital and payroll specialty entities allow us to approach new customers that we would not otherwise have access to through our traditional insurance agency distribution channel. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our traditional agents, and we continue to actively seek new partnerships and alliances in these areas.
Losses and LAE, Commission Expenses, and Underwriting Expenses
The following table presents calendar year combined ratios for our Employers segment.

	Three Months Ended
	March 31,
	2023	2022
Loss and LAE ratio	63.3%	64.1%
Commission expense ratio	13.6	14.0
Underwriting expense ratio	21.8	21.9
Combined Ratio	98.7%	100.0%
Loss and LAE Ratio. We analyze our loss and LAE ratios on both a calendar year and accident year basis.
The calendar year loss and LAE ratio is calculated by dividing the losses and LAE recorded during the calendar year, regardless of when the underlying insured event occurred, by the net premiums earned during that calendar year. The calendar year loss and LAE ratio reflects changes made during the calendar year in reserves for losses and LAE established for insured events occurring in the current and prior years. The calendar year loss and LAE ratio for a particular year will not change in future periods.
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

The table below reflects prior accident year loss and LAE reserve adjustments and the impact to loss ratio.

	Three Months Ended
	March 31,
	2023	2022
	(dollars in millions)
Losses and LAE	$108.5	$95.9
Prior accident year favorable development, net	0.2	—
Current accident year losses and LAE	$108.7	$95.9

Current accident year loss and LAE ratio	63.5%	64.1%
The increase in Employers' losses and LAE during the three months ended March 31, 2023, as compared to the same period of 2022, was primarily due to higher earned premium.
Employers' current accident year loss and LAE ratio was 63.5% for the three months ended March 31, 2023, compared to 64.1% for the corresponding period of 2022. Employers' current accident year loss and LAE ratios continue to reflect the impact of key business initiatives: an emphasis on accelerated settlements of open claims; further diversifying its risk exposure across geographic markets, when appropriate; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of its markets.
Commission Expense Ratio. Employers' commission expense ratio was 13.6% for the three months ended March 31, 2023, compared to 14.0% for the corresponding period of 2022, and its commission expenses were $23.3 million for the three months ended March 31, 2023, compared to $20.9 million for the corresponding period of 2022.
Underwriting Expenses Ratio. Employers' underwriting expense ratio was 21.8% for the three months ended March 31, 2023, compared to 21.9% for the corresponding period of 2022. Employers' underwriting expenses were $37.4 million for the three months ended March 31, 2023, compared to $32.8 million for the corresponding period of 2022. The increase in underwriting expenses was primarily the result of: (i) a $3.0 million increase in Employer’s compensation-related expenses; and (ii) an increase in policyholder dividends and bad debt expense, each resulting from its increase in earned premium.
Underwriting Income
Employers' underwriting income was $2.1 million for the three months ended March 31, 2023, compared to zero for the corresponding period of 2022. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, Other Income, Interest and Financing Expenses and Other Expenses see "—Results of Operations —Summary of Consolidated Financial Results".

CERITY
The components of net loss before income taxes for our Cerity segment are set forth in the following table:

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Gross premiums written	$0.7	$1.2
Net premiums written	$0.7	$1.2

Net premiums earned	$1.4	$0.6
Net investment income	1.7	0.7
Net realized and unrealized gains (losses) on investments	0.2	(0.4)
Total revenues	3.3	0.9

Losses and LAE	0.9	0.4
Commission expense	0.1	—
Underwriting expenses	4.5	3.2
Total expenses	5.5	3.6

Net loss before income taxes	$(2.2)	$(2.7)

Underwriting loss	$(4.1)	$(3.0)

Combined ratio	n/m	n/m
n/m - not meaningful
Underwriting Results
Gross Premiums Written and Net Premiums Written
Cerity's gross and net premiums written were $0.7 million for the three months ended March 31, 2023, compared to $1.2 million for the corresponding period of 2022. Cerity's gross and net written premiums for the three months ended March 31, 2023 were negatively impacted by cancellation adjustments, which had no impact on its net premiums earned.
Net Premiums Earned
Net premiums earned were $1.4 million for the three months ended March 31, 2023, compared to $0.6 million for the three months ended March 31, 2022.
Losses and LAE, and Underwriting Expenses
Cerity’s current accident year loss and LAE ratios for the three months ended March 31, 2023 and 2022 are highly consistent with those of the Employers’ segment.
Cerity's underwriting expenses were $4.5 million for the three months ended March 31, 2023, compared to $3.2 million for the corresponding period of 2022. During the three months ended March 31, 2023, Cerity's professional fees increased $0.5 million, its advertising expenses increased $0.3 million and its compensation-related expenses increased $0.3 million, each compared to the corresponding period of 2022.
Cerity's underwriting losses were $4.1 million for the three months ended March 31, 2023, compared to $3.0 million for the corresponding period of 2022. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Income
For a further discussion of non-underwriting related income, including Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, see "–Results of Operations –Summary of Consolidated Financial Results Consolidated."

CORPORATE AND OTHER
The components of net income (loss) before income taxes for Corporate and Other are set forth in the following table:

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Net investment income	$1.1	$0.8
Net realized and unrealized gains (losses) on investments	0.6	(1.3)
Total revenues (losses)	1.7	(0.5)

Losses and LAE - LPT	(2.0)	(2.1)
General and administrative expenses	2.5	3.3
Interest and financing expenses	0.1	0.1
Total expenses	0.6	1.3

Net income (loss) before income taxes	$1.1	$(1.8)
Losses and LAE - LPT
The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive Income (Loss).

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Amortization of the Deferred Gain related to losses	$1.6	$1.7
Amortization of the Deferred Gain related to contingent commission	0.4	0.4
Total impact of the LPT	$2.0	$2.1
General and Administrative Expenses
Corporate and Other's general and administrative expenses, which consist primarily of compensation-related expenses, professional fees, and other holding company expenses, were $2.5 million for the three months ended March 31, 2023, compared to $3.3 million for the corresponding periods of 2022.
During the three months ended March 31, 2023, Corporate and Other's compensation-related expenses decreased $1.0 million, compared to the same period of 2022.
Non-Underwriting Income and Expenses
For a further discussion of non-underwriting related income and expenses, including Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, and Interest and Financing Expenses see "—Results of Operations —Summary of Consolidated Financial Results".
Liquidity and Capital Resources
The recent disruptions to the U.S. economy, our current operations and our investment portfolio have, at times, been significant. Nonetheless we believe that our capital position remains strong and that the liquidity available to our holding company and its operating subsidiaries remains adequate. As a result, we do not currently foresee a need to: (i) suspend dividends at either the holding company or our insurance subsidiaries; (ii) forego repurchases of our common stock; (iii) seek additional capital; or (iii) seek any material non-investment asset sales.
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
During the first quarter of 2023, ECIC made a $21.0 million dividend payment to its parent company, who in turn distributed that amount to the holding company. As a result of that distribution, ECIC cannot pay dividends for the remainder of 2023, without prior regulatory approval.
During the first quarter of 2023, EICN made a $9.8 million dividend payment to its parent company, who in turn distributed that amount to the holding company. As a result of that payment, EICN cannot pay any dividends for the remainder of 2023 without prior regulatory approval.
Total cash and investments at the holding company were $98.3 million at March 31, 2023, consisting of $36.1 million of cash and cash equivalents, $21.6 million of short-term investments, $7.0 million of fixed maturity securities, and $33.6 million of equity securities.
On December 15, 2020, EHI entered into the Credit Agreement with a syndicate of financial institutions. The Credit Agreement provides EHI with a $75.0 million three-year revolving credit facility. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes. Pursuant to the Credit Agreement, EHI has the option to request an increase of the credit available under the facility, up to a maximum facility amount of $125.0 million, subject to the consent of lenders and the satisfaction of certain conditions.
On February 16, 2023, the Credit Agreement was amended to: (i) formally replace the Eurodollar interest rate option with an Adjusted Term SOFR option; (ii) amend the definition of consolidated "net worth," as referred to within the Amended Credit Agreement; and (iii) amend the minimum consolidated net worth covenant for fiscal quarters ending after September 30, 2022.
The interest rates applicable to loans under the Amended Credit Agreement are based on, at EHI's option, a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Adjusted Term SOFR rate, plus a specified margin, ranging from 1.25% to 2.25%. In addition, EHI will pay a fee on each lender's unused commitment, ranging from 0.20% to 0.50%. Total interest paid and fees incurred pursuant to the Amended Credit Agreement or Credit Agreement, as applicable, during each of the three months ended March 31, 2023 and 2022 was $0.1 million.
The Amended Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth of no less than $900.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Amended Credit Agreement. Through March 31, 2023, EHI has remained in compliance with all of the covenants associated with this facility since inception.
EHI had no borrowings outstanding under the facility at any time during the three months ended March 31, 2023.
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
Total cash and investments held by our operating subsidiaries was $2,578.9 million at March 31, 2023, consisting of $50.8 million of cash and cash equivalents, $37.0 million of short-term investments, $2,241.3 million of fixed maturity securities, $177.2 million of equity securities, and $72.6 million of other invested assets. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of March 31, 2023 consisted of $50.6 million of cash and cash equivalents, $37.0 million of short-term investments, $170.5 million of publicly traded equity securities whose proceeds are available within three business days and $636.7 million of highly liquid fixed maturity securities whose proceeds are available within three business days. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
All of our insurance subsidiaries are members of the FHLB. Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
During 2022, our insurance subsidiaries, with the exception of CIC, had received aggregate advances of $182.5 million under the FHLB under their Standard Credit Program, all of which remained outstanding at March 31, 2023. The proceeds from these advances were used to purchase an equivalent amount of high-quality collateralized loan obligation securities. As of March 31, 2023, the Company's weighted average annual interest rate on these advances was 4.87%. Interest paid during the three months ended March 31, 2023 and 2022 totaled $2.2 million and less than $0.1 million, respectively. These advances can be repaid at any time without penalty and are collateralized by eligible investment securities.

FHLB membership also allows our insurance subsidiaries access to standby Letter of Credit Agreements. The Letter of Credit Agreements in effect will expire on March 31, 2024 and may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times (See Note 10).
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
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $795.4 million and $745.9 million were on deposit at March 31, 2023 and December 31, 2022, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $70.0 million securities on deposit at both March 31, 2023 and December 31, 2022.
Certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we have assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $2.7 million and $2.7 million at March 31, 2023 and December 31, 2022, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the three months ended:

	March 31,
	2023	2022
	(in millions)
Cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$4.3	$16.8
Investing activities	12.8	(6.1)
Financing activities	(19.6)	44.7
(Decrease) increase in cash, cash equivalents, and restricted cash	$(2.5)	$55.4
For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2023 included net premiums received of $171.7 million and investment income received of $26.8 million. These operating cash inflows were partially offset by net claims payments of $111.5 million, underwriting and general and administrative expenses paid of $53.9 million, commissions paid of $26.5 million, and interest paid of $2.3 million.
Net cash provided by operating activities for the three months ended March 31, 2022 included net premiums received of $157.3 million and investment income received of $16.7 million. These operating cash inflows were more than offset by net claims payments of $90.4 million, underwriting and general and administrative expenses paid of $45.8 million, and commissions paid of $20.9 million.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2023 was primarily related to investment sales, maturities and redemptions whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases. These investing cash inflows were partially offset by the investment of premiums received and reinvestment of funds from investment sales, maturities, redemptions, and interest income.
Net cash used in investing activities for the three months ended March 31, 2022 was primarily related to the investment of premiums received and reinvestment of funds from investment sales, maturities, redemptions, and interest income. These investing cash outflows were partially offset by investment sales, maturities and redemptions whose proceeds were used to fund claim payments, underwriting and general administrative expenses, stockholder dividend payments, and common stock repurchases.

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 was primarily related to common stock repurchases and stockholder dividend payments.
Net cash provided by financing activities for the three months ended March 31, 2022 was primarily related to FHLB advances received partially offset by common stock repurchases and stockholder dividend payments. During the three months ended March 31, 2022, we also borrowed and subsequently repaid $10.0 million under the Credit Agreement.
Dividends
We paid $7.6 million and $7.4 million in dividends to our stockholders for the three months ended March 31, 2023 and 2022, respectively. The declaration and payment of future dividends to common stockholders, including any special dividends that may be declared in the future, will be at the discretion of our Board of Directors and will depend upon many factors including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors our Board of Directors deems relevant. On April 26, 2023, the Board of Directors declared a quarterly dividend per share of $0.28, which is payable May 24, 2023 to stockholders of record on May 10, 2023.
Share Repurchases
We repurchased 267,883 shares of our common stock for $11.3 million during the three months ended March 31, 2023. Future repurchases of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, general business and social economic conditions, legal, tax, regulatory, and/or contractual restrictions, and any other factors our Board of Directors deems relevant.
Capital Resources
As of March 31, 2023, the capital resources available to us consisted of $974.1 million of stockholders’ equity and the $104.1 million Deferred Gain.
Contractual Obligations and Commitments
Other than operating expenses, our current and long-term cash requirements include the following contractual obligations and commitments as of March 31, 2023:
Leases
We have entered into lease arrangements for certain equipment and facilities. As of March 31, 2023, we had lease payment obligations of $13.7 million, with $3.3 million payable within 12 months.
Other Purchase Obligations
We have other purchase obligations that primarily consist of non-cancellable obligations to acquire capital assets, commitments for information technology and related services, software acquisition and license commitments and other legally binding agreements to purchase services that are to be used in our operations. As of March 31, 2023, we had other purchase obligations of $23.5 million, with $4.5 million payable within 12 months.
Unfunded Investment Commitments
We have investments in private equity limited partnerships that require capital distributions to fund the investments and can be called at any time deemed necessary. As of March 31, 2023, we had unfunded investment commitments of $44.0 million.
FHLB Advances
We received advances of $182.5 million from the FHLB under the Standard Credit Program during 2022. These advances, which remained outstanding as of March 31, 2023, can be repaid at any time without prepayment penalties or additional fees.
Unpaid Losses and LAE Expenses
We have developed unpaid losses and LAE expense payment patterns that are computed based on historical information. Our calculation of loss and LAE expense payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, to the extent that current estimates of losses and LAE expense vary from actual ultimate claims amounts due to variations between expected and actual payment patterns. As of March 31, 2023, we had unpaid losses and LAE reserves of $1,953.7 million, of which $307.9 million is currently expected to be paid within 12 months.
The unpaid losses and LAE expense payment patterns are gross of reinsurance recoverables for unpaid losses. As of March 31, 2023, we had reinsurance recoverables on unpaid losses and LAE of $440.3 million, of which $31.1 million is currently expected to be received within 12 months.

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
As of March 31, 2023, our investment portfolio consisted of 87% fixed maturity securities. We strive to limit the interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 3.8 at March 31, 2023. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “A,” using ratings assigned by Standard & Poor’s (S&P) or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity securities portfolio had a weighted average quality of “A” as of March 31, 2023. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $204.1 million at March 31, 2023, which represented 8% of our investment portfolio at that time. We also have a $6.7 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our other invested assets made up 3% of our investment portfolio as of March 31, 2023 and include private equity limited partnerships. Our investments in private equity limited partnerships totaled $72.6 million at March 31, 2023 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. We expect to receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment or portion thereof, from time-to-time during the full course of the fund term. As of March 31, 2023, we had unfunded commitments to these private equity limited partnerships totaling $44.0 million.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average ending book yield, (each based on the book value of each category of invested assets) as of March 31, 2023.

Category	Estimated Fair Value	Percentage of Total	Book Yield
	(in millions, except percentages)
U.S. Treasuries	$89.7	3.6%	2.5%
U.S. Agencies	2.1	0.1	2.9
States and municipalities	330.9	13.2	3.2
Corporate securities	907.5	36.2	3.4
Residential mortgage-backed securities	360.6	14.4	3.1
Commercial mortgage-backed securities	55.6	2.2	3.2
Asset-backed securities	101.0	4.0	4.8
Collateralized loan obligations	232.0	9.2	6.4
Foreign government securities	10.5	0.4	2.8
Other securities	158.4	6.3	8.5
Equity securities	204.1	8.1	3.2
Short-term investments	58.6	2.3	4.8
Total investments at fair value	$2,511.0	100.0%
Weighted average yield			4.1%

The following table shows the percentage of total estimated fair value of our fixed maturity securities as of March 31, 2023 by credit rating category, using the lower of the ratings assigned by Moody’s Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	13.6%
“AA”	35.5
“A”	26.9
“BBB”	12.9
Below Investment Grade	11.1
Total	100.0%
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
In addition to recognizing realized gains and losses upon the disposition of an investment security, we also recognize realized gains or losses on AFS debt securities for changes in CECL. As of March 31, 2023, we have a $5.9 million allowance for CECL on AFS debt securities. During the three months ended March 31, 2023, we recognized a net $1.4 million increase to our allowance for CECL on AFS debt securities. The remaining fixed maturity securities whose total fair value was less than amortized cost at March 31, 2023, were those in which we had no intent, need, or requirement to sell at an amount less than their amortized cost.
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
The economic disruptions caused by volatility and credit concerns in certain financial and banking markets, inflationary pressures, and geo-political conditions, have impacted the credit risk associated with certain of our investment holdings. As of March 31, 2023, we have a $5.9 million allowance for CECL on our fixed maturity portfolio. See Note 5 to the consolidated financial statements.

Interest Rate Risk
Investments
The fair value of our fixed maturity portfolio is exposed to interest rate risk, which is the risk of a change in fair value resulting from changes in prevailing interest rates, which we strive to limit by managing duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 3.8 at March 31, 2023. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and the impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of March 31, 2023. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $2,306.9 million as of March 31, 2023, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(257.6)	(12.7)%
200 basis point rise	(177.8)	(8.7)
100 basis point rise	(92.4)	(4.5)
50 basis point decline	47.3	2.3
100 basis point decline	96.7	4.8
200 basis point decline	198.7	9.8
300 basis point decline	299.0	14.7
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of March 31, 2023, the par value of our commercial and residential mortgage-backed securities holdings was $446.3 million, and the amortized cost was 102.8% of par value. Since a majority of our mortgage-backed securities were purchased at a premium that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The commercial and residential mortgage-backed securities portion of the portfolio represented 16.6% of our total investments as of March 31, 2023. Agency-backed residential mortgage pass-throughs represented 92.4%, of the residential mortgage-backed securities portion of the portfolio as of March 31, 2023.
Equity Price Risk
Equity price risk is the risk that we may incur losses in the fair value of the equity securities we hold in our investment portfolio. Adverse changes in the market prices of the equity securities we hold in our investment portfolio would result in decreases in the fair value of our total assets on our Consolidated Balance Sheets and in net realized and unrealized gains and losses on our Consolidated Statements of Comprehensive Income (Loss). Economic and market disruptions caused by geo-political conditions, inflationary pressures and credit concerns in certain financial and banking markets, have resulted in volatility in the fair value of our equity securities. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors.

The table below shows the sensitivity of our equity securities at fair value to price changes as of March 31, 2023:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Decrease in Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Increase in Total Equity Securities
Equity securities	$143.3	$204.1	$183.7	$(20.4)	$224.5	$20.4
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
Interest rate increases that occurred throughout 2022, which were intended to aid in the suppression of inflation, negatively impacted the market value of our existing fixed maturity investments while increasing the yields on our new and variable rate fixed maturity investments.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the Company’s repurchases of its common stock during the first quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
January 1 - January 31	78,157	$42.73	78,157	$44.1
February 1 - February 28	30,474	42.87	30,474	42.8
March 1 - March 31	159,252	41.88	159,252	36.1
	267,883	$42.24	267,883
On July 21, 2021, the Board of Directors authorized a new share repurchase program for repurchases of up to $50.0 million of our common stock from July 27, 2021 through December 31, 2022 (the 2021 Program). On April 27, 2022, the Board of Directors authorized a $50.0 million expansion of the 2021 Program to $100.0 million and extended the program’s expiration to December 31, 2023. The 2021 Program replaced an earlier share repurchase program, which expired on June 30, 2021. The 2021 Program provides that shares may be purchased at prevailing market prices through a variety of methods, including open market or private transactions, in accordance with applicable laws and regulations and as determined by management. The timing and actual number of shares that may be repurchased will depend on a variety of factors, including the share price, corporate and regulatory requirements, and other market and economic conditions. Repurchases under the 2021 Program may be commenced, modified, or suspended from time to time without prior notice, and the program may be suspended or discontinued at any time.
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
10.3
First Amendment, dated February 16, 2023, to the Credit Agreement, dated December 15, 2020, among Employers Holdings, Inc., as Borrower, certain subsidiaries of Borrower as guarantors, the lenders from time to time party thereto, Bank of Montreal, as Administrative Agent, and the other agents and arrangers party thereto
X
31.1	Certification of Katherine H. Antonello Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Katherine H. Antonello Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
101.INS	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

————
*Represents management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	April 28, 2023	/s/ Michael S. Paquette
Michael S. Paquette
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)