Form 10-Q
period 2023-06-30
Employers Holdings, Inc.
filed 2023-07-28
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ____  to ____

Commission file number: 001-33245

EMPLOYERS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada		04-3850065
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
2340 Corporate Circle, Suite 200
Henderson,	Nevada	89074
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 25, 2023, there were 26,063,813 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	June 30, 2023	December 31, 2022
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,331.4 at June 30, 2023 and $2,366.7 at December 31, 2022, less CECL allowance of $4.3 at June 30, 2023 and $4.5 at December 31, 2022)	$2,161.9	$2,186.3
Equity securities at fair value (cost $131.7 at June 30, 2023 and $144.2 at December 31, 2022)	204.2	197.0
Equity securities at cost	6.0	6.7
Other invested assets (cost $75.0 at June 30, 2023 and $54.4 at December 31, 2022)	83.4	59.7
Short-term investments at fair value (amortized cost $16.3 at June 30, 2023 and $119.1 at December 31, 2022)	16.3	119.1
Total investments	2,471.8	2,568.8
Cash and cash equivalents	66.2	89.2
Restricted cash and cash equivalents	0.2	0.2
Accrued investment income	18.5	19.0
Premiums receivable (less CECL allowance of $15.2 at June 30, 2023 and $12.8 at December 31, 2022)	352.3	305.9
Reinsurance recoverable for:
Paid losses	6.8	6.8
Unpaid losses (less CECL allowance of $0.9 at June 30, 2023 and $0.9 at December 31, 2022)	435.3	444.5
Deferred policy acquisition costs	55.6	48.3
Deferred income tax asset, net	55.6	62.7
Property and equipment, net	7.2	12.0
Operating lease right-of-use assets	4.6	11.5
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Contingent commission receivable—LPT Agreement	13.9	13.9
Cloud computing arrangements	36.7	42.9
Other assets	41.1	41.2
Total assets	$3,615.6	$3,716.7
Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$1,927.2	$1,960.7
Unearned premiums	378.5	339.5
Commissions and premium taxes payable	56.8	58.2
Accounts payable and accrued expenses	19.7	28.7
Deferred reinsurance gain—LPT Agreement	102.1	106.1
FHLB advances	105.7	182.5
Operating lease liability	5.4	13.6
Non-cancellable obligations	20.4	26.1
Other liabilities	48.1	57.1
Total liabilities	$2,663.9	$2,772.5
Commitments and contingencies

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	June 30, 2023	December 31, 2022
Stockholders’ equity:	(unaudited)
Common stock, $0.01 par value; 150,000,000 shares authorized; 57,997,485 and 57,876,287 shares issued and 26,078,813 and 27,160,748 shares outstanding at June 30, 2023 and December 31, 2022, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	417.1	414.6
Retained earnings	1,339.4	1,295.6
Accumulated other comprehensive loss, net of tax	(130.5)	(138.9)
Treasury stock, at cost (31,918,672 shares at June 30, 2023 and 30,715,539 shares at December 31, 2022)	(674.9)	(627.7)
Total stockholders’ equity	951.7	944.2
Total liabilities and stockholders’ equity	$3,615.6	$3,716.7
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	(unaudited)		(unaudited)
Net premiums earned	$177.1	$165.2	$349.8	$315.4
Net investment income	26.8	20.0	54.4	39.1
Net realized and unrealized gains (losses) on investments	11.3	(50.1)	17.7	(67.4)
Other income (loss)	—	0.2	(0.2)	0.2
Total revenues	215.2	135.3	421.7	287.3
Expenses
Losses and loss adjustment expenses	90.5	93.3	197.9	187.5
Commission expense	23.6	23.7	47.1	44.6
Underwriting and general and administrative expenses	46.0	39.4	90.3	78.6
Interest and financing expenses	1.9	0.3	4.2	0.4
Other expenses	9.4	—	9.4	—
Total expenses	171.4	156.7	348.9	311.1
Net income (loss) before income taxes	43.8	(21.4)	72.8	(23.8)
Income tax expense (benefit)	8.9	(5.8)	14.3	(6.0)
Net income (loss)	$34.9	$(15.6)	$58.5	$(17.8)

Comprehensive income (loss)
Unrealized AFS investment (losses) gains arising during the period, net of tax (expense) benefit of $4.1 and $19.5 for the three months ended June 30, 2023 and 2022, respectively, and $(1.9) and $43.0 for the six months ended June 30, 2023 and 2022, respectively	$(15.5)	$(73.5)	$7.1	$(161.9)
Reclassification adjustment for realized AFS investment losses (gains) in net income, net of tax (benefit) of $(1.7) for the three months ended June 30, 2022, and $(0.4) and $(1.8) for the six months ended June 30, 2023 and 2022, respectively	0.1	6.4	1.3	6.6
Other comprehensive (loss) income, net of tax	(15.4)	(67.1)	8.4	(155.3)
Total Comprehensive income (loss)	$19.5	$(82.7)	$66.9	$(173.1)

Earnings (loss) per common share (Note 13):
Basic	$1.31	$(0.56)	$2.17	$(0.65)
Diluted	$1.30	$(0.56)	$2.16	$(0.65)
Cash dividends declared per common share and eligible plan awards	$0.28	$1.26	$0.54	$1.51
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended June 30, 2023 and 2022
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, April 1, 2023	57,985,389	$0.6	$415.6	$1,312.1	$(115.1)	$(639.1)	$974.1
Stock-based obligations	—	—	1.5	—	—	—	1.5
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	12,096	—	—	—	—	—	—
Acquisition of common stock	—	—	—	—	—	(35.8)	(35.8)
Dividends declared	—	—	—	(7.6)	—	—	(7.6)
Net income for the period	—	—	—	34.9	—	—	34.9
Change in net unrealized losses on AFS investments, net of taxes of $4.1	—	—	—	—	(15.4)	—	(15.4)
Balance, June 30, 2023	57,997,485	$0.6	$417.1	$1,339.4	$(130.5)	$(674.9)	$951.7

Balance, April 1, 2022	57,861,455	$0.6	$411.1	$1,329.2	$(27.6)	$(604.0)	$1,109.3
Stock-based obligations	—	—	0.7	—	—	—	0.7
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	10,062	—	—	—	—	—	—
Acquisition of common stock	—	—	—		—	(14.6)	(14.6)
Dividends declared	—	—	—	(35.2)	—	—	(35.2)
Net loss for the period	—	—	—	(15.6)	—	—	(15.6)
Change in net unrealized losses on AFS investments, net of taxes of $17.8	—	—	—	—	(67.1)	—	(67.1)
Balance, June 30, 2022	57,871,517	$0.6	$411.8	$1,278.4	$(94.7)	$(618.6)	$977.5

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2023	57,876,287	$0.6	$414.6	$1,295.6	$(138.9)	$(627.7)	$944.2
Stock-based obligations	—	—	3.2	—	—	—	3.2
Stock options exercised	23,500	—	0.7	—	—	—	0.7
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	97,698	—	(1.4)	—	—	—	(1.4)
Acquisition of common stock	—	—	—	—	—	(47.2)	(47.2)
Dividends declared	—	—	—	(14.7)	—	—	(14.7)
Net income for the period	—	—	—	58.5	—	—	58.5
Change in net unrealized gains on AFS investments, net of taxes of $(2.3)	—	—	—	—	8.4	—	8.4
Balance, June 30, 2023	57,997,485	$0.6	$417.1	$1,339.4	$(130.5)	$(674.9)	$951.7

Balance, January 1, 2022	57,690,254	$0.6	$410.7	$1,338.5	$60.6	$(597.3)	$1,213.1
Stock-based obligations	—	—	2.3	—	—	—	2.3
Stock options exercised	41,665	—	1.1	—	—	—	1.1
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	139,598	—	(2.3)	—	—	—	(2.3)
Acquisition of common stock	—	—	—		—	(21.3)	(21.3)
Dividends declared	—	—	—	(42.3)	—	—	(42.3)
Net loss for the period	—	—	—	(17.8)	—	—	(17.8)
Change in net unrealized losses on AFS investments, net of taxes of $41.2	—	—	—	—	(155.3)	—	(155.3)
Balance, June 30, 2022	57,871,517	$0.6	$411.8	$1,278.4	$(94.7)	$(618.6)	$977.5
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Six Months Ended
	June 30,
	2023	2022
Operating activities	(unaudited)
Net income (loss)	$58.5	$(17.8)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2.7	2.9
Stock-based compensation	3.2	2.3
Amortization of cloud computing arrangements	8.4	7.9
Amortization of premium on investments, net	1.8	1.7
Allowance for expected credit losses	2.4	(0.6)
Deferred income tax expense (benefit)	4.9	(16.5)
Net realized and unrealized (gains) losses on investments	(17.7)	67.4
Asset impairment and related charges	2.6	—
Noncash operating lease term adjustment	(1.0)	—
Change in operating assets and liabilities:
Premiums receivable	(48.8)	(37.1)
Reinsurance recoverable on paid and unpaid losses	9.2	14.7
Cloud computing arrangements	(2.2)	(0.5)
Operating lease right-of-use assets	6.9	1.3
Current federal income taxes	(11.9)	1.5
Unpaid losses and loss adjustment expenses	(33.5)	(8.4)
Unearned premiums	39.0	34.1
Accounts payable, accrued expenses and other liabilities	(5.6)	1.1
Deferred reinsurance gain—LPT Agreement	(4.0)	(4.2)
Operating lease liabilities	(7.2)	(1.6)
Non-cancellable obligations	(5.7)	(6.2)
Other	(5.5)	(4.1)
Net cash (used in) provided by operating activities	(3.5)	37.9
Investing activities
Purchases of fixed maturity securities	(157.8)	(349.9)
Purchases of equity securities	(22.6)	(90.6)
Purchases of short-term investments	(24.5)	(9.6)
Purchases of other invested assets	(20.6)	(7.4)
Proceeds from sale of fixed maturity securities	125.5	200.1
Proceeds from sale of equity securities	32.5	103.0
Proceeds from maturities and redemptions of fixed maturity securities	63.8	95.5
Proceeds from maturities of short-term investments	127.3	16.8
Net change in unsettled investment purchases and sales	(3.6)	(0.7)
Capital expenditures and other	(0.6)	(1.5)
Net cash provided by (used in) investing activities	119.4	(44.3)
Financing activities
Acquisition of common stock	(46.1)	(21.3)
Cash transactions related to stock-based compensation	(0.7)	(1.2)
Dividends paid to stockholders	(15.2)	(42.1)
Proceeds from FHLB advances	—	126.0
Repayments on FHLB advances	(76.8)	—
Proceeds from line of credit advances	—	10.0
Repayments on line of credit advances	—	(10.0)
Payments on finance leases	(0.1)	—
Net cash (used in) provided by financing activities	(138.9)	61.4
Net (decrease) increase in cash, cash equivalents and restricted cash	(23.0)	55.0
Cash, cash equivalents and restricted cash at the beginning of the period	89.4	75.3
Cash, cash equivalents and restricted cash at the end of the period	$66.4	$130.3

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	June 30, 2023	December 31, 2022
	(in millions)
Cash and cash equivalents	$66.2	$89.2
Restricted cash and cash equivalents supporting reinsurance obligations	0.2	0.2
Total cash, cash equivalents and restricted cash	$66.4	$89.4

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

3. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,382.4	$2,382.4	$2,502.4	$2,502.4
Cash and cash equivalents	66.2	66.2	89.2	89.2
Restricted cash and cash equivalents	0.2	0.2	0.2	0.2
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments to the valuation methodology utilized by third party pricing services as of June 30, 2023 and December 31, 2022.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
As of June 30, 2023, the Company held $25.4 million of fixed maturity securities at fair value that were designated Level 3. These private placement securities were designated as Level 3 securities due to the limited amount of observable market information available.

The following table presents the Company’s investments at fair value and the corresponding fair value measurements.

	June 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$88.8	$—	$—	$90.8	$—
U.S. Agencies	—	2.1	—	—	2.1	—
States and municipalities	—	317.5	—	—	317.6	—
Corporate securities	—	910.0	16.5	—	851.9	16.2
Residential mortgage-backed securities	—	350.3	—	—	360.2	—
Commercial mortgage-backed securities	—	53.8	—	—	55.1	—
Asset-backed securities	—	87.4	8.9	—	58.1	8.0
Collateralized loan obligations	—	206.3	—	—	260.9	—
Foreign government securities	—	10.1	—	—	10.2	—
Other securities	—	110.2	—	—	155.2	—
Total fixed maturity securities	$—	$2,136.5	$25.4	$—	$2,162.1	$24.2
Equity securities at fair value:
Industrial and miscellaneous	$171.7	$—	$—	$165.3	$—	$—
Other	32.5	—	—	31.7	—	—
Total equity securities at fair value	$204.2	$—	$—	$197.0	$—	$—
Short-term investments	$—	$16.3	$—	$119.1	$—	$—
Total investments at fair value	$204.2	$2,152.8	$25.4	$316.1	$2,162.1	$24.2
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
Financial Instruments Carried at Net Asset Value
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company’s Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at net asset value (NAV) and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have fund terms of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. The Company will receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment, or portion thereof. The Company expects these distributions from time-to-time during the full course of the fund term. As of June 30, 2023, the Company had unfunded commitments to these private equity limited partnerships totaling $35.1 million.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.

The following table presents cash and investments carried at NAV on the Company’s Consolidated Balance Sheets.

	June 30, 2023	December 31, 2022
	(in millions)
Cash equivalents carried at NAV	$55.0	$65.5
Other invested assets carried at NAV	83.4	59.7
The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs for the six months ended June 30, 2023.

Level 3 Securities
(in millions)
Beginning balance, January 1, 2023	$24.2
Purchases	1.0
Unrealized gains included in comprehensive income (loss)	0.2
Ending balance, June 30, 2023	$25.4
4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s available-for-sale (AFS) investments were as follows:

	Amortized Cost	Allowance for Current Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At June 30, 2023
Fixed maturity securities
U.S. Treasuries	$93.3	$—	$—	$(4.5)	$88.8
U.S. Agencies	2.2	—	—	(0.1)	2.1
States and municipalities	325.5	—	0.4	(8.4)	317.5
Corporate securities	1,019.3	(3.8)	2.1	(91.1)	926.5
Residential mortgage-backed securities	392.6	—	0.2	(42.5)	350.3
Commercial mortgage-backed securities	61.0	—	—	(7.2)	53.8
Asset-backed securities	102.6	—	0.1	(6.4)	96.3
Collateralized loan obligations	210.9	—	—	(4.6)	206.3
Foreign government securities	12.7	—	—	(2.6)	10.1
Other securities(1)	111.3	(0.5)	0.6	(1.2)	110.2
Total fixed maturity securities	$2,331.4	$(4.3)	$3.4	$(168.6)	$2,161.9
Short-term investments	16.3	—	—	—	16.3
Total AFS investments	$2,347.7	$(4.3)	$3.4	$(168.6)	$2,178.2

At December 31, 2022
Fixed maturity securities
U.S. Treasuries	$95.1	$—	$0.1	$(4.4)	$90.8
U.S. Agencies	2.2	—	—	(0.1)	2.1
States and municipalities	326.7	—	0.8	(9.9)	317.6
Corporate securities	963.4	(2.8)	2.0	(94.5)	868.1
Residential mortgage-backed securities	403.5	—	0.3	(43.6)	360.2
Commercial mortgage-backed securities	61.5	—	—	(6.4)	55.1
Asset-backed securities	74.0	—	0.1	(8.0)	66.1
Collateralized loan obligations	268.1	—	—	(7.2)	260.9
Foreign government securities	13.0	—	—	(2.8)	10.2
Other securities(1)	159.2	(1.7)	0.6	(2.9)	155.2
Total fixed maturity securities	$2,366.7	$(4.5)	$3.9	$(179.8)	$2,186.3
Short-term investments	119.1	—	—	—	119.1
Total AFS investments	$2,485.8	$(4.5)	$3.9	$(179.8)	$2,305.4
(1)Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.
The cost and estimated fair value of the Company’s equity securities recorded at fair value at June 30, 2023 and December 31, 2022 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At June 30, 2023
Equity securities at fair value
Industrial and miscellaneous	$104.0	$171.7
Other	27.7	32.5
Total equity securities at fair value	$131.7	$204.2

At December 31, 2022
Equity securities at fair value
Industrial and miscellaneous	$115.3	$165.3
Other	28.9	31.7
Total equity securities at fair value	$144.2	$197.0
The Company had Other invested assets totaling $83.4 million and $59.7 million (initial cost of $75.0 million and $54.4 million) at June 30, 2023 and December 31, 2022, respectively, consisting of private equity limited partnerships, which are carried at NAV based on information provided by the general partner. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through Net realized and unrealized gains and losses on the Company’s Consolidated Statements of Comprehensive Income (Loss).
The amortized cost and estimated fair value of the Company’s fixed maturity securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$104.9	$103.6
Due after one year through five years	787.6	754.0
Due after five years through ten years	591.9	531.2
Due after ten years	75.6	66.4
Mortgage and asset-backed securities	767.1	706.7
Total	$2,327.1	$2,161.9

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater in each case as of June 30, 2023 and December 31, 2022.

	June 30, 2023			December 31, 2022
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in millions)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$47.3	$(1.0)	9	$76.8	$(3.5)	13
U.S. Agencies	2.1	(0.1)	1	2.1	(0.1)	1
States and municipalities	217.9	(3.7)	63	193.4	(9.0)	68
Corporate securities	246.2	(8.4)	84	763.3	(76.4)	335
Residential mortgage-backed securities	128.2	(5.5)	73	236.8	(17.9)	186
Commercial mortgage-backed securities	—	—	—	52.5	(5.7)	22
Asset-backed securities	41.4	(0.5)	17	27.6	(2.6)	22
Collateralized loan obligations	31.4	(0.3)	6	209.9	(5.5)	37
Other securities	14.1	(0.2)	68	81.6	(1.8)	224
Total fixed maturity securities	728.6	(19.7)	321	1,644.0	(122.5)	908
Total less than 12 months	$728.6	$(19.7)	321	$1,644.0	$(122.5)	908

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$38.8	$(3.5)	10	$11.2	$(0.9)	4
States and municipalities	46.5	(4.7)	23	5.4	(0.9)	3
Corporate securities	639.1	(82.7)	328	84.6	(18.1)	84
Residential mortgage-backed securities	208.6	(37.0)	179	106.6	(25.7)	65
Commercial mortgage-backed securities	53.7	(7.2)	25	2.6	(0.7)	3
Asset-backed securities	48.5	(5.9)	31	27.7	(5.4)	11
Collateralized loan obligations	175.0	(4.3)	34	36.9	(1.7)	11
Foreign government securities	10.1	(2.6)	2	10.2	(2.8)	3
Other securities	34.5	(1.0)	139	38.4	(1.1)	119
Total fixed maturity securities	1,254.8	(148.9)	771	323.6	(57.3)	303
Total 12 months or greater	$1,254.8	$(148.9)	771	$323.6	$(57.3)	303
As of June 30, 2023 and December 31, 2022, the Company had an allowance for current expected credit losses (CECL) on AFS debt securities of $4.3 million and $4.5 million, respectively (See Note 5). Those fixed maturity securities whose total fair value was less than amortized cost at each of June 30, 2023 and December 31, 2022, were those in which the Company had no intent, need or requirement to sell at an amount less than their amortized cost.
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

Net realized gains and losses on investments and the change in unrealized gains and losses on the Company’s investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net Decrease (Increase) in CECL Allowance	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI, before tax
	(in millions)
Three Months Ended June 30, 2023
Fixed maturity securities	0.3	$(2.0)	$1.6	$(19.4)	$(0.1)	$(19.4)
Equity securities	—	(2.1)	—	11.8	9.7	—
Other invested assets	—	—	—	1.7	1.7	—
Total investments	$0.3	$(4.1)	$1.6	$(5.9)	$11.3	$(19.4)

Six Months Ended June 30, 2023
Fixed maturity securities	$0.7	$(2.6)	$0.2	$10.7	$(1.7)	$10.7
Equity securities	0.1	(3.4)	—	19.6	16.3	—
Other invested assets	—	—	—	3.1	3.1	—
Total investments	$0.8	$(6.0)	$0.2	$33.4	$17.7	$10.7

Three Months Ended June 30, 2022
Fixed maturity securities	$0.5	$(0.8)	$(7.8)	$(84.9)	$(8.1)	$(84.9)
Equity securities	1.0	(6.9)	—	(38.0)	(43.9)	—
Other invested assets	—	—	—	1.9	1.9	—
Total investments	$1.5	$(7.7)	$(7.8)	$(121.0)	$(50.1)	$(84.9)

Six Months Ended June 30, 2022
Fixed maturity securities	$2.4	$(1.0)	$(9.8)	$(196.5)	$(8.4)	$(196.5)
Equity securities	21.7	(8.9)	—	(73.8)	(61.0)	—
Other invested assets	—	—	—	2.0	2.0	—
Total investments	$24.1	$(9.9)	$(9.8)	$(268.3)	$(67.4)	$(196.5)
Proceeds from the sales of fixed maturity securities were $80.7 million and $125.5 million for the three and six months ended June 30, 2023, respectively, compared to $108.0 million and $200.1 million for the three and six months ended June 30, 2022, respectively.
Net investment income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Fixed maturity securities	$23.4	$17.9	$47.1	$36.6
Equity securities	1.8	2.9	3.6	4.5
Other invested assets	0.9	0.5	1.8	0.9
Short-term investments	0.5	—	1.7	—
Cash equivalents and restricted cash	0.9	0.1	1.8	0.1
Gross investment income	27.5	21.4	56.0	42.1
Investment expenses	(0.7)	(1.4)	(1.6)	(3.0)
Net investment income	$26.8	$20.0	$54.4	$39.1
The Company is required by various state laws and regulations to support, through securities on deposit or otherwise, its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of June 30, 2023 and December 31, 2022, securities having a fair value of $762.6 million and $745.9 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $70.0 million of securities on deposit as of June 30, 2023 and December 31, 2022 (See Note 10).
Certain reinsurance contracts require the Company’s funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at both June 30, 2023 and December 31, 2022 was $2.7 million.
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
The table below shows the changes in CECL on premiums receivable.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Beginning balance of CECL on premiums receivable	$14.0	$10.0	$12.8	$10.3
Net change in CECL provision	3.9	1.9	7.2	4.2
Write-offs charged against CECL	(0.5)	—	(1.2)	—
Recoveries collected	(2.2)	(2.2)	(3.6)	(4.8)
Ending balance of CECL on premiums receivable	$15.2	$9.7	$15.2	$9.7
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
The table below shows the changes in CECL on reinsurance recoverables.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Beginning balance of CECL on reinsurance recoverables	$0.9	$0.6	$0.9	$0.6
Net change in CECL provision	—	—	—	—
Ending balance of CECL on reinsurance recoverables	$0.9	$0.6	$0.9	$0.6
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

As of June 30, 2023, the Company established an aggregate allowance for CECL in the amount of $4.3 million. For the Company’s investments in fixed-income debt securities, the allowance for CECL was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the present value of cash flows expected to be collected to its amortized cost basis. The expected present value of cash flows are calculated using scenario based credit loss models derived from the discounted cash flows under the Comprehensive Capital Analysis Review framework, which is adopted by the Federal Reserve.
As of June 30, 2023, the Company did not intend to sell any of its AFS debt securities in which its amortized cost exceeded its fair value.
Accrued interest receivable on AFS debt securities totaled $18.5 million at June 30, 2023 and is excluded from the estimate of CECL based on historically timely payments.
The table below shows the changes in the allowance for CECL on available-for-sale securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Beginning balance of CECL on AFS securities	$5.9	$2.2	$4.5	$0.2
Net change in CECL provision	(1.1)	7.8	0.5	9.9
Reductions in allowance from disposals	(0.5)	—	(0.7)	—
Recoveries of amounts previously written off	—	—	—	(0.1)
Ending balance of CECL on AFS securities	$4.3	$10.0	$4.3	$10.0
6. Property and Equipment
Property and equipment consists of the following:

	As of June 30,	As of December 31,
	2023	2022
	(in millions)
Furniture and equipment	$1.8	$3.3
Leasehold improvements	0.6	5.0
Computers and software	44.1	47.6
Automobiles	0.7	0.8
Property and equipment, gross	47.2	56.7
Accumulated depreciation	(40.0)	(44.7)
Property and equipment, net	$7.2	$12.0
Depreciation expenses related to property and equipment for the three and six months ended June 30, 2023 were $1.6 million and $2.7 million, respectively, and $5.3 million for the year ended December 31, 2022. Internally developed software costs of $0.4 million and $0.7 million were capitalized during the three and six months ended June 30, 2023, respectively, and $1.2 million in internally developed software costs were capitalized during the year ended December 31, 2022.
Cloud Computing Arrangements
The Company’s capitalized costs associated with cloud computing arrangements totaled $36.7 million and $42.9 million, which were comprised of service contract fees and implementation costs associated with hosting arrangements as of June 30, 2023 and December 31, 2022, respectively. Total amortization for hosting arrangements was $4.1 million and $8.4 million for the three and six months ended June 30, 2023, respectively, and $16.4 million for the year ended December 31, 2022.
Leases
The Company determines if an arrangement is a lease at the inception of the transaction. Operating leases for offices are presented as a right-of-use asset (ROU asset) and lease liability on the Company’s Consolidated Balance Sheets. Financing leases for automobiles are included in property and equipment and other liabilities on the Company’s Consolidated Balance Sheets.

ROU assets represent the right to use an underlying asset for the lease term and the lease liability represents the obligation to make lease payments arising from the lease transaction. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses collateralized incremental borrowing rates to determine the present value of lease payments. The ROU assets also include lease payments less any lease incentives within a lease agreement. The Company’s lease terms may include options to extend or terminate a lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of June 30, 2023, the Company’s operating leases have remaining terms of 1 year to 5 years, with options to extend up to 5 years with no termination provision. The Company’s finance leases have an option to terminate after 1 year.
Components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Operating lease expense	$0.5	$0.8	$1.1	$1.7
Finance lease expense	—	—	0.1	—
Total lease expense	$0.5	$0.8	$1.2	$1.7
As of June 30, 2023, the weighted average remaining lease term for operating leases was 4.1 years and for finance leases was 2.4 years. The weighted average discount rate was 0.6% and 7.4% for operating and finance leases, respectively.
Maturities of lease liabilities were as follows:

	As of June 30, 2023
	Operating Leases	Finance Leases
	(in millions)
2023	$0.7	$0.1
2024	1.5	0.1
2025	1.3	0.1
2026	0.9	—
2027	0.9	—
Thereafter	0.2	—
Total lease payments	5.5	0.3
Less: imputed interest	(0.1)	—
Total	$5.4	$0.3
Supplemental balance sheet information related to leases was as follows:

	As of June 30,	As of December 31,
	2023	2022
	(in millions)
Operating leases:
Operating lease right-of-use asset	$4.6	$11.5
Operating lease liability	5.4	13.6
Finance leases:
Property and equipment, gross	0.7	0.8
Accumulated depreciation	(0.4)	(0.4)
Property and equipment, net	0.3	0.4
Other liabilities	$0.3	$0.4

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1.1	$1.7
Financing cash flows used for finance leases	0.1	—
Lease Exit and Disposal Costs
During the three months ended June 30, 2023, the Company recorded a non-recurring charge in connection with the early termination of the lease associated with the Company's former corporate headquarters in Reno, Nevada. This charge included a one-time lease termination payment of $7.6 million, a write-off related to remaining leasehold improvements and furniture and equipment of $2.6 million, and estimated miscellaneous expenses associated with exiting the property of $0.2 million. The Company also recognized a lease termination gain pertaining to the elimination of the lease liability net of the right-of-use asset of $1.0 million, which all amounts are included in Other expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss). The decision to terminate this operating lease was undertaken as part of an ongoing review of the Company's current and future facility needs.
7. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2023 was 20.3% and 19.6%, respectively, and the Company’s effective tax rate for the three and six months ended June 30, 2022 was 27.1% and 25.2%, respectively. The effective rates during each of the periods presented included income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, and deferred gain amortization.
8. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Unpaid losses and LAE at beginning of period	$1,953.7	$1,981.9	$1,960.7	$1,981.2
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	440.3	471.7	445.4	476.9
Net unpaid losses and LAE at beginning of period	1,513.4	1,510.2	1,515.3	1,504.3
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	112.2	105.4	221.8	201.7
Prior periods	(19.7)	(10.0)	(19.9)	(10.0)
Total net losses and LAE incurred during the period	92.5	95.4	201.9	191.7
Paid losses and LAE, net of reinsurance, related to:
Current period	26.5	18.5	32.1	23.1
Prior periods	88.4	76.7	194.1	162.5
Total net paid losses and LAE during the period	114.9	95.2	226.2	185.6
Ending unpaid losses and LAE, net of reinsurance	1,491.0	1,510.4	1,491.0	1,510.4
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	436.2	462.4	436.2	462.4
Unpaid losses and LAE at end of period	$1,927.2	$1,972.8	$1,927.2	$1,972.8
Total net losses and LAE included in the above table exclude amortization of the deferred reinsurance gain—LPT Agreement, which totaled $2.0 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively, and $4.0 million and $4.2 million for the six months ended June 30, 2023 and 2022, respectively (see Note 9).

The change in incurred losses and LAE attributable to prior periods for the three months ended June 30, 2023, included $20.0 million of net favorable loss reserve development on the Company's voluntary risk business offset by $0.3 million of net unfavorable loss reserve development on the Company's assigned risk business. The change in incurred losses and LAE attributable to prior periods for the six months ended June 30, 2023, included $20.0 million of net favorable loss reserve development on the Company's voluntary risk business offset by $0.1 million of net unfavorable loss reserve development on the Company's assigned risk business.
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
The Company amortized $2.0 million and $2.1 million of the Deferred Gain for the three months ended June 30, 2023 and 2022, respectively, and $4.0 million and $4.2 million for the six months ended June 30, 2023 and 2022, respectively. The remaining Deferred Gain was $102.1 million and $106.1 million as of June 30, 2023 and December 31, 2022, respectively. The estimated remaining liabilities subject to the LPT Agreement were $299.0 million and $308.6 million as of June 30, 2023 and December 31, 2022, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $868.5 million and $858.9 million from inception through June 30, 2023 and December 31, 2022, respectively.
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
The interest rates applicable to loans made under the Amended Credit Agreement are based on, at EHI's option, a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Adjusted Term SOFR rate plus a specified margin, ranging from 1.25% to 2.25%. In addition, EHI will pay a fee on each lender’s unused commitment, ranging from 0.20% to 0.50%. The applicable margin and the amount of such commitment fee vary based upon the financial strength rating of EHI’s insurance subsidiaries as most recently announced by A.M. Best or EHI’s debt to total capitalization ratio if such financial strength rating is not available. Interest paid and/or fees incurred pursuant to the Amended Credit Agreement or Credit Agreement, as applicable, was $0.1 million for each of the three months ended June 30, 2023 and 2022, and $0.2 million for each of the six months ended June 30, 2023 and 2022.
The Amended Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth of no less than $900.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Amended Credit Agreement. Through June 30, 2023, EHI has remained in compliance with all of the covenants associated with this credit facility since its inception.
EHI incurred $0.7 million in debt issuance costs in connection with the credit facility, which are being amortized over the three-year life of the facility in Interest and Financing expenses. The annual commitment and administrative fee on the unused portion of the facility is 0.30%, for a maximum of $225,000, and an annual agency fee of $25,000. Advances can be repaid at any time without prepayment penalties or additional fees. EHI had no borrowings outstanding under the Amended Credit Agreement at any time during the six months ended June 30, 2023.
Other financing arrangements are comprised of the following:
All of the Company's insurance subsidiaries are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
During 2022, the Company's insurance subsidiaries, with the exception of CIC, had received aggregate advances of $182.5 million under the FHLB Standard Credit Program, of which $105.7 million remained outstanding at June 30, 2023. The proceeds from these advances were used to purchase an equivalent amount of high-quality collateralized loan obligation securities. As of June 30, 2023, the Company's weighted average annual interest rate on these advances was 5.17%. Interest paid during the three and six months ended June 30, 2023 was $1.8 million and $4.0 million, respectively, and $0.2 million for each of the three and six months ended June 30, 2022. During the three months ended June 30, 2023, the Company's insurance subsidiaries repaid $76.8 million of their advances under the FHLB Standard Credit Program. Advances can be repaid at any time without penalty and are collateralized by eligible investment securities.
FHLB membership also allows the Company’s insurance subsidiaries access to standby letters of credit (Letter of Credit Agreements). The Letter of Credit Agreements currently in effect expire on March 31, 2024, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of both June 30, 2023 and December 31, 2022, letters of credit totaling $70.0 million, were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements.
As of June 30, 2023 and December 31, 2022, investment securities having a fair value of $297.1 million and $321.2 million, respectively, were pledged to the FHLB by the Company’s insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.
11. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of unrealized gains and losses on investments classified as AFS, net of deferred taxes. The following table summarizes the components of accumulated other comprehensive loss:

	June 30, 2023	December 31, 2022
	(in millions)
Net unrealized losses on investments, before taxes	$(165.2)	$(175.8)
Deferred tax benefit on net unrealized losses	34.7	36.9
Total accumulated other comprehensive loss	$(130.5)	$(138.9)

12. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2023
RSUs(1)	12,732	$44.27	0.6
RSUs(1)	64,520	41.14	2.7
PSUs(2)	81,800	41.14	3.4

May 2023
RSUs(1)	2,260	$37.83	$0.1
PSUs(2)	1,220	37.83	—
RSUs(3)	18,664	35.32	0.7
(1)All of the RSUs awarded in March 2023 and 2,260 of the RSUs awarded in May 2023, were awarded to certain employees of the Company and vest 25% on March 15, 2024 and May 15, 2024, as applicable, and each of the subsequent three anniversaries of those dates.
(2)The PSUs awarded in March 2023 and May 2023 were awarded to certain employees of the Company and have a performance period of three years. The PSU awards are subject to certain performance goals with payouts that range from 0% to 250% of the target awards. The value shown in the table represents the aggregate number of PSUs awarded at the target level.
(3)The 18,664 RSUs awarded on this date were awarded to non-employee directors of the Company and vest in full on May 25, 2024.
Employees who are awarded RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when and if, the underlying award vests and becomes payable. If the underlying award does not vest or is forfeited, dividend equivalents with respect to the underlying award fail to become payable and are forfeited.
RSUs and PSUs are subject to accelerated vesting in certain circumstances, including but not limited to: death, disability, retirement, or in connection with a change of control of the Company.
There were 23,500 stock options exercised during the six months ended June 30, 2023 and there were 41,665 stock options exercised during the six months ended June 30, 2022, and the year ended December 31, 2022.
As of June 30, 2023, the Company had 290,756 RSUs, and 222,755 PSUs (based on the target number of PSUs awarded) outstanding. As of June 30, 2023, the Company no longer had any stock options outstanding.
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
Employees who are awarded RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when and if, the underlying award vests and becomes payable. Therefore, these awards are not considered participating securities for the purposes of determining earnings per share.

The following table presents the net income (loss) and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions, except share data)
Net income (loss)	$34.9	$(15.6)	$58.5	$(17.8)
Weighted average number of shares outstanding—basic	26,691,652	27,650,277	26,932,897	27,585,447
Effect of dilutive securities:
PSUs	85,691	96,907	113,469	150,468
Stock options	—	7,569	4,143	15,223
RSUs	25,997	28,168	46,160	37,949
Potential dilutive shares	111,688	132,644	163,772	203,640
Weighted average number of shares outstanding—diluted	26,803,340	27,782,921	27,096,669	27,789,087
Diluted earnings per share excludes outstanding potential dilutive shares in periods where the inclusion of such securities would be anti-dilutive under the treasury stock methodology. During the three and six months ended June 30, 2023, 77,252 and 38,626 potential dilutive shares, respectively, were excluded from the Company's diluted earnings per share computations because they were anti-dilutive.
No outstanding PSUs and RSUs are considered in the Company’s diluted earnings per share computations in any period that involves a net loss because their inclusion would be anti-dilutive.
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

The following table summarizes the Company's written premium and components of net income (loss) before income taxes by reportable segment.

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Three Months Ended June 30, 2023
Gross premiums written	$196.1	$2.3	$—	$198.4
Net premiums written	194.3	2.3	—	196.6

Net premiums earned	175.5	1.6	—	177.1
Net investment income	24.1	1.7	1.0	26.8
Net realized and unrealized gains on investments	11.3	—	—	11.3
Total revenues	210.9	3.3	1.0	215.2

Losses and loss adjustment expenses	91.5	1.0	(2.0)	90.5
Commission expense	23.6	—	—	23.6
Underwriting and general and administrative expenses	38.0	4.0	4.0	46.0
Interest and financing expenses	1.8	—	0.1	1.9
Other expenses	9.4	—	—	9.4
Total expenses	164.3	5.0	2.1	171.4

Net income (loss) before income taxes	$46.6	$(1.7)	$(1.1)	$43.8

Three Months Ended June 30, 2022
Gross premiums written	$178.5	$0.9	$—	$179.4
Net premiums written	177.2	0.9	—	178.1

Net premiums earned	164.6	0.6	—	165.2
Net investment income	18.7	0.8	0.5	20.0
Net realized and unrealized losses on investments	(42.8)	(0.9)	(6.4)	(50.1)
Other income	0.2	—	—	0.2
Total revenues	140.7	0.5	(5.9)	135.3

Losses and loss adjustment expenses	95.1	0.3	(2.1)	93.3
Commission expense	23.7	—	—	23.7
Underwriting and general and administrative expenses	33.3	3.3	2.8	39.4
Interest and financing expenses	0.2	—	0.1	0.3
Total expenses	152.3	3.6	0.8	156.7

Net loss before income taxes	$(11.6)	$(3.1)	$(6.7)	$(21.4)

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Six Months Ended June 30, 2023
Gross premiums written	$390.3	$3.0	$—	$393.3
Net premiums written	386.7	3.0	—	389.7

Net premiums earned	346.8	3.0	—	349.8
Net investment income	48.9	3.4	2.1	54.4
Net realized and unrealized gains on investments	16.9	0.2	0.6	17.7
Other (loss) income	(0.2)	—	—	(0.2)
Total revenues	412.4	6.6	2.7	421.7

Losses and loss adjustment expenses	200.0	1.9	(4.0)	197.9
Commission expense	47.0	0.1	—	47.1
Underwriting and general and administrative expenses	75.3	8.5	6.5	90.3
Interest and financing expenses	4.0	—	0.2	4.2
Other expenses	9.4	—	—	9.4
Total expenses	335.7	10.5	2.7	348.9

Net income (loss) before income taxes	$76.7	$(3.9)	$—	$72.8

Six Months Ended June 30, 2022
Gross premiums written	$349.7	$2.1	$—	$351.8
Net premiums written	346.4	2.1	—	348.5

Net premiums earned	314.2	1.2	—	315.4
Net investment income	36.3	1.6	1.2	39.1
Net realized and unrealized losses on investments	(58.4)	(1.3)	(7.7)	(67.4)
Other income	0.2	—	—	0.2
Total revenues	292.3	1.5	(6.5)	287.3

Losses and loss adjustment expenses	191.0	0.7	(4.2)	187.5
Commission expense	44.6	—	—	44.6
Underwriting and general and administrative expenses	66.1	6.5	6.0	78.6
Interest and financing expenses	0.2	—	0.2	0.4
Total expenses	301.9	7.2	2.0	311.1

Net loss before income taxes	$(9.6)	$(5.7)	$(8.5)	$(23.8)
Entity-Wide Disclosures
The Company operates solely within the U.S. and does not have revenue from transactions with a single policyholder accounting for 10% or more of its revenues.
In-force premiums represent the estimated annual premium on all policies that are active and in-force on such date. More specifically, in-force premiums include policy endorsements but exclude estimated final audit premiums. When adjusting for estimated final audit premium, our total in-force premiums were $698.0 million, $665.0 million, $635.7 million, and $614.2 million as of June 30, 2023, December 31, 2022, June 30, 2022, and December 31, 2021, respectively. The Company's management focuses on in-force premium because it represents premium that is available for renewal in the future. The following table shows our in-force premiums, in-force premiums including estimated final audit premium, and number of policies in-force for each of our largest states and all other states combined for the periods presented:

	June 30, 2023		December 31, 2022		June 30, 2022		December 31, 2021
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$291.0	43,133	$279.7	42,876	$266.5	42,337	$258.4	40,704
Florida	53.0	9,790	49.4	9,417	43.1	8,582	41.1	7,989
New York	30.6	7,552	27.3	7,497	26.3	7,555	24.5	7,307
Other (43 states and D.C.)	278.8	64,373	266.1	58,710	254.9	58,782	247.4	55,350
Total in-force	$653.4	124,848	$622.5	118,500	$590.8	117,256	$571.4	111,350
Estimated audit premium	44.6	—	42.5	—	44.9	—	42.8	—
Total in-force, including estimated audit premium	$698.0	124,848	$665.0	118,500	$635.7	117,256	$614.2	111,350
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
The effects of lingering U.S. labor market shortages impacting certain employer classifications that we insure, inflationary pressures, volatility and credit concerns in certain financial and banking markets, monetary and fiscal policy measures, overall general economic instability and residual effects of the COVID-19 pandemic have, at times, caused disruptions in business activity. All states, including California, where we generated 45% of our in-force premiums as of June 30, 2023, have experienced adverse economic impacts from these effects. Also, certain classes of business that we insure can to be adversely and disproportionately affected by these challenges.
We closed another quarter with a record number of policies in-force. Our year-over-year new and renewal business premiums have increased, in addition to audit premium increases, which are driving our premium growth. As labor market shortages improve and wage inflation continues, we anticipate that rising payrolls will continue to bring further improvement to our top line.
We continually review and adjust to changes in our policyholders' payrolls, economic conditions, and seasonality, as experience develops or new information becomes known. Any such adjustments are included in our current operations and are made periodically through mid-term endorsements and/or premium audits. We recognized an additional $7.7 million of audit premium pick-up during the second quarter ended June 30, 2023, as our payroll exposure increased.
Decreases in market interest rates and a strong U.S. equity market during the first half of 2023 resulted in a partial rebound in the fair value of our fixed maturity investments and equity securities. Additionally, the dramatic increases in market interest rates experienced throughout 2022 favorably impacted our net investment income in subsequent periods, including the first six months of 2023.
While we have no international operations, the geo-political uncertainties with the ongoing Russia and Ukraine conflict have indirectly impacted the value of our investment portfolio, and we are unable to predict the impact these uncertainties will have on the global economy or on our financial condition and results of operations.

Results of Operations
Our results of operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Gross premiums written	$198.4	$179.4	$393.3	$351.8
Net premiums written	$196.6	$178.1	$389.7	$348.5

Net premiums earned	$177.1	$165.2	$349.8	$315.4
Net investment income	26.8	20.0	54.4	39.1
Net realized and unrealized gains (losses) on investments	11.3	(50.1)	17.7	(67.4)
Other (loss) income	—	0.2	(0.2)	0.2
Total revenues	215.2	135.3	421.7	287.3

Losses and LAE	90.5	93.3	197.9	187.5
Commission expense	23.6	23.7	47.1	44.6
Underwriting and general and administrative expenses	46.0	39.4	90.3	78.6
Interest and financing expenses	1.9	0.3	4.2	0.4
Other expenses	9.4	—	9.4	—
Total expenses	171.4	156.7	348.9	311.1
Income tax expense (benefit)	8.9	(5.8)	14.3	(6.0)
Net income (loss)	$34.9	$(15.6)	$58.5	$(17.8)
Overview
Our net income was $34.9 million and $58.5 million for the three and six months ended June 30, 2023, respectively, compared to net losses of $15.6 million and $17.8 million for the corresponding periods of 2022. The key factors that affected our financial performance during the three and six months ended June 30, 2023, compared to the same periods of 2022 included:
•Underwriting income from our operating segments was $19.0 million and $17.0 million, compared to $9.5 million and $6.5 million, respectively;
•Net investment income was $26.8 million and $54.4 million, compared to $20.0 million and $39.1 million, respectively;
•Net realized and unrealized gains (losses) on investments were $11.3 million and $17.7 million compared to $(50.1) million and $(67.4) million, respectively; and
•We incurred other expenses of $9.4 million during the three and six months ended June 30, 2023, in connection with the early lease termination of our former corporate headquarters.
Summary of Consolidated Financial Results
Gross Premiums Written
Gross premiums written were $198.4 million and $393.3 million for the three and six months ended June 30, 2023, respectively, compared to $179.4 million and $351.8 million for the corresponding periods of 2022. The year-over-year changes were primarily related to our Employers segment. See "—Summary of Financial Results by Segment —Employers".
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

Net investment income increased 34.0% and 39.1% for the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022. The increase was primarily due to higher bond yields and higher invested balances of fixed maturity securities and short-term investments, as measured by amortized cost.
Realized and unrealized gains and losses on our investments are reported separately from our net investment income. Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are also recognized for changes in our CECL allowance or when securities are written down as a result of an other-than-temporary impairment. Changes in the fair value of equity securities and other invested assets are also included in Net realized and unrealized gains (losses) on investments on our Consolidated Statements of Comprehensive Income (Loss).
Net realized and unrealized gains (losses) on investments were $11.3 million and $17.7 million for the three and six months ended June 30, 2023, compared to $(50.1) million and $(67.4) million for the corresponding periods of 2022. The net realized and unrealized gains (losses) on investments for the three months ended June 30, 2023 and 2022 included $11.4 million and $(42.0) million of net realized and unrealized gains (losses) on equity securities and other investments, respectively, and $0.1 million and $8.1 million of net realized losses on fixed maturity securities, respectively. The net realized and unrealized gains (losses) on investments for the six months ended June 30, 2023 and 2022 included $19.4 million and $(59.0) million of net realized and unrealized gains (losses) on equity securities and other investments, respectively, and $1.7 million and $8.4 million of net realized losses on fixed maturity securities, respectively.
The net investment gains on our equity securities during the three and six months ended June 30, 2023 were largely the result of price appreciation for our investment holdings. The net realized investment losses on our fixed maturity securities during the three and six months ended June 30, 2023 were largely concentrated in certain holdings in the financial and banking sectors and were partially offset by a $1.6 million and $0.2 million decrease in our allowance for CECL.
The net investment losses on our equity and fixed maturity securities during the three and six months ended June 30, 2022 were primarily the result of significant volatility in financial markets resulting from increasing inflationary concerns, rising market interest rates and geo-political events. The net investment losses on our fixed maturity securities for the three and six months ended June 30, 2022 included a $7.8 million and $9.8 million increase in our allowance for CECL.
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
Other Expenses
During the second quarter ended June 30, 2023, we recorded a non-recurring charge in connection with the early termination of the lease associated with our former corporate headquarters in Reno, Nevada. This charge included a one-time lease termination payment of $7.6 million, a write-off related to remaining leasehold improvements and furniture and equipment of $2.6 million, and estimated miscellaneous expenses associated with exiting the property of $0.2 million. We also recognized a lease termination gain pertaining to the elimination of the lease liability net of the right-of-use asset of $1.0 million. The decision to terminate this operating lease was undertaken as part of an ongoing review of our current and future facility needs.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $8.9 million and $14.3 million for the three and six months ended June 30, 2023, compared to $(5.8) million and $(6.0) million for the corresponding periods of 2022. The effective tax rates were 20.3% and 19.6% for the three and six months ended June 30, 2023, compared to 27.1% and 25.2% for the corresponding periods of 2022. The effective rates during each of the periods presented included income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, and deferred gain amortization.
Summary of Financial Results by Segment
EMPLOYERS
The components of net income before income taxes for our Employers' segment are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(dollars in millions)
Gross premiums written	$196.1	$178.5	$390.3	$349.7
Net premiums written	$194.3	$177.2	$386.7	$346.4

Net premiums earned	$175.5	$164.6	$346.8	$314.2
Net investment income	24.1	18.7	48.9	36.3
Net realized and unrealized gains (losses) on investments	11.3	(42.8)	16.9	(58.4)
Other income (loss)	—	0.2	(0.2)	0.2
Total revenues	210.9	140.7	412.4	292.3

Losses and LAE	91.5	95.1	200.0	191.0
Commission expense	23.6	23.7	47.0	44.6
Underwriting expenses	38.0	33.3	75.3	66.1
Interest and financing expenses	1.8	0.2	4.0	0.2
Other expenses	9.4	—	9.4	—
Total expenses	164.3	152.3	335.7	301.9

Net income (loss) before income taxes	$46.6	$(11.6)	$76.7	$(9.6)

Underwriting income	$22.4	$12.5	$24.5	$12.5

Combined ratio	87.2%	92.4%	93.0%	96.0%
Underwriting Results
Gross Premiums Written and Net Premiums Written
Gross premiums written were $196.1 million and $390.3 million for the three and six months ended June 30, 2023, compared to $178.5 million and $349.7 million for the corresponding periods of 2022. The growth in new business premiums we are currently experiencing is the result of increases in new business submissions, quotes and binds in the majority of the states in which we operate, which is being largely driven by the expansion in the classes of business that Employers offers. We also recognized an additional $7.7 million of audit premium pick-up during the second quarter ended June 30, 2023, as our payroll exposure increased. In addition, our renewal premiums benefited from strong retention rates experienced throughout the first half of 2023.
Net premiums written were $194.3 million and $386.7 million for the three and six months ended June 30, 2023, compared to $177.2 million and $346.4 million for the corresponding periods of 2022. Reinsurance premiums ceded were $1.8 million and $3.6 million for the three and six months ended June 30, 2023, compared to $1.3 million and $3.3 million for the corresponding periods of 2022.
Net Premiums Earned
Net premiums earned were $175.5 million and $346.8 million for the three and six months ended June 30, 2023, compared to $164.6 million and $314.2 million for the corresponding periods of 2022.
In-force premiums represent the estimated annual premium on all policies that are active and in-force on such date. More specifically, in-force premiums include policy endorsements but exclude estimated final audit premiums. When adjusting for estimated final audit premium, our total in-force premiums were $690.8 million, $660.0 million, $633.0 million, and $612.7 million as of June 30, 2023, December 31, 2022, June 30, 2022, and December 31, 2021, respectively.
We focus on in-force premium because it represents premium that is available for renewal in the future. The following table shows Employers' in-force premiums including estimated final audit premium, and number of policies in-force for each of our largest states and all other states combined for the periods presented:

	June 30, 2023		December 31, 2022		June 30, 2022		December 31, 2021
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$289.5	42,857	$279.7	42,876	$265.8	42,047	$258.4	40,704
Florida	52.1	9,422	49.4	9,417	42.8	8,436	41.1	7,989
New York	29.6	7,209	27.3	7,497	26.0	7,367	24.5	7,307
Other (43 states and D.C.)	275.0	61,400	261.1	58,710	253.5	57,746	245.9	54,164
Total in-force	$646.2	120,888	$617.5	118,500	$588.1	115,596	$569.9	110,164
Estimated audit premium	44.6	—	42.5	—	44.9	—	42.8	—
Total in-force, including estimated audit premium	$690.8	120,888	$660.0	118,500	$633.0	115,596	$612.7	110,164
We have developed and continue to add other important and emerging distribution channels for our products and services that serve as an alternative to our strong traditional insurance agency channel. Specialty agents and distribution partners generated $208.1 million and $172.8 million, or 32.2% and 29.4%, of our in-force premiums as of June 30, 2023 and 2022, respectively. Our strong presence and relationships with these digital and payroll specialty entities allow us to approach new customers that we would not otherwise have access to through our traditional insurance agency distribution channel. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our traditional agents, and we continue to actively seek new partnerships and alliances in these areas.
Losses and LAE, Commission Expenses, and Underwriting Expenses
The following table presents calendar year combined ratios for our Employers segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Loss and LAE ratio	52.1%	57.8%	57.7%	60.8%
Commission expense ratio	13.4	14.4	13.6	14.2
Underwriting expense ratio	21.7	20.2	21.7	21.0
Combined Ratio	87.2%	92.4%	93.0%	96.0%
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
The table below reflects prior accident year loss and LAE reserve adjustments and the impact to loss ratio.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(dollars in millions)
Current accident year losses and LAE	$111.2	$105.1	$219.9	$201.0
Prior accident year favorable development, net	(19.7)	(10.0)	(19.9)	(10.0)
Calendar year losses and LAE	$91.5	$95.1	$200.0	$191.0

Current accident year loss and LAE ratio	63.4%	63.9%	63.4%	64.0%
Calendar accident year loss and LAE ratio	52.1%	57.8%	57.7%	60.8%
The decrease in Employers' calendar year losses and LAE during the three months ended June 30, 2023, as compared to the same period of 2022, was primarily due to an increase in net favorable prior year loss reserve development. Favorable prior year loss reserve development totaled $19.7 million and $10.0 million during the three months ended June 30, 2023 and 2022, respectively, which included $20.0 million and $9.6 million of net favorable development on our voluntary business, respectively, and $0.3 million of net unfavorable development and $0.4 million of net favorable development on our assigned risk business, respectively.
The increase in Employers' calendar year losses and LAE during the six months ended June 30, 2023, as compared to the same period of 2022, was primarily due to higher earned premium, partially offset by an increase in net favorable prior year loss reserve development. Favorable prior year loss reserve development totaled $19.9 million and $10.0 million during the six months ended June 30, 2023 and 2022, respectively, which included $20.0 million and $9.6 million of net favorable development on our voluntary business, respectively, and $0.1 million of net unfavorable development and $0.4 million of net favorable development on our assigned risk business, respectively.
The favorable prior year loss development on our voluntary business during each of the three and six months ended June 30, 2023 and 2022 resulted from favorable loss experience.
Employers' current accident year loss and LAE ratio was 63.4% for each of the three and six months ended June 30, 2023, compared to 63.9% and 64.0% for the corresponding periods of 2022. Employers' current accident year loss and LAE ratios continue to reflect the impact of key business initiatives: an emphasis on accelerated settlements of open claims; further diversifying its risk exposure across geographic markets, when appropriate; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of its markets.
Commission Expense Ratio. Employers' commission expense ratio was 13.4% and 13.6% for the three and six months ended June 30, 2023, respectively, compared to 14.4% and 14.2% for the corresponding periods of 2022, and its commission expenses were $23.6 million and $47.0 million for the three and six months ended June 30, 2023, respectively, compared to $23.7 million and $44.6 million for the corresponding periods of 2022. The decrease for the three and six months ended June 30, 2023 was primarily related to a decrease in base commissions.
Underwriting Expenses Ratio. Employers' underwriting expense ratio was 21.7% for each of the three and six months ended June 30, 2023, compared to 20.2% and 21.0% for the corresponding periods of 2022. Employers' underwriting expenses were $38.0 million and $75.3 million for the three and six months ended June 30, 2023, respectively, compared to $33.3 million and $66.1 million for the corresponding periods of 2022. The increase in underwriting expenses for the three and six months ended June 30, 2023, were primarily the result of: (i) payroll-related expenses of $3.4 million and $6.4 million; (ii) bad debt provisions of $1.1 million and $1.9 million; and (iii) policyholder dividends of $1.0 million and $1.8 million.

Underwriting Income
Employers' underwriting income was $22.4 million and $24.5 million for the three and six months ended June 30, 2023, respectively, compared to $12.5 million for each of the corresponding periods of 2022. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Results
For a further discussion of non-underwriting related income and expenses, including Employer's Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, Other Income, Interest and Financing Expenses and Other Expenses see "—Results of Operations —Summary of Consolidated Financial Results".
CERITY
The components of net loss before income taxes for our Cerity segment are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Gross premiums written	$2.3	$0.9	$3.0	$2.1
Net premiums written	$2.3	$0.9	$3.0	$2.1

Net premiums earned	$1.6	$0.6	$3.0	$1.2
Net investment income	1.7	0.8	3.4	1.6
Net realized and unrealized gains (losses) on investments	—	(0.9)	0.2	(1.3)
Total revenues	3.3	0.5	6.6	1.5

Losses and LAE	1.0	0.3	1.9	0.7
Commission expense	—	—	0.1	—
Underwriting expenses	4.0	3.3	8.5	6.5
Total expenses	5.0	3.6	10.5	7.2

Net loss before income taxes	$(1.7)	$(3.1)	$(3.9)	$(5.7)

Underwriting loss	$(3.4)	$(3.0)	$(7.5)	$(6.0)

Combined ratio	n/m	n/m	n/m	n/m
n/m - not meaningful
Underwriting Results
Gross Premiums Written and Net Premiums Written
Cerity's gross and net premiums written were $2.3 million and $3.0 million for the three and six months ended June 30, 2023, compared to $0.9 million and $2.1 million for the corresponding periods of 2022. Cerity's gross and net written premiums for the six months ended June 30, 2023 were negatively impacted by cancellation adjustments, which had no impact on its net premiums earned.
Net Premiums Earned
Net premiums earned were $1.6 million and $3.0 million for the three and six months ended June 30, 2023, compared to $0.6 million and $1.2 million for the three and six months ended June 30, 2022.
Losses and LAE, and Underwriting Expenses
Cerity’s current accident year loss and LAE ratios for the three and six months ended June 30, 2023 and 2022 are highly consistent with those of the Employers’ segment.
Cerity's underwriting expenses were $4.0 million and $8.5 million for the three and six months ended June 30, 2023, compared to $3.3 million and $6.5 million for the corresponding periods of 2022. During the three and six months ended June 30, 2023, the increase in underwriting expenses for Cerity were primarily the result of: (i) professional fees of $0.4 million and $0.9 million; (ii) advertising expenses of $0.2 million and $0.5 million; and (iii) payroll-related expenses of $0.1 million and $0.4 million.

Cerity's underwriting losses were $3.4 million and $7.5 million for the three and six months ended June 30, 2023, compared to $3.0 million and $6.0 million for the corresponding periods of 2022. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Results
For a further discussion of non-underwriting related income, including Cerity's Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, see "–Results of Operations –Summary of Consolidated Financial Results Consolidated."
CORPORATE AND OTHER
The components of net loss before income taxes for Corporate and Other are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Net investment income	1.0	0.5	$2.1	$1.2
Net realized and unrealized gains (losses) on investments	—	(6.4)	0.6	(7.7)
Total revenues (losses)	1.0	(5.9)	2.7	(6.5)

Losses and LAE - LPT	(2.0)	(2.1)	(4.0)	(4.2)
General and administrative expenses	4.0	2.8	6.5	6.0
Interest and financing expenses	0.1	0.1	0.2	0.2
Total expenses	2.1	0.8	2.7	2.0

Net loss before income taxes	$(1.1)	$(6.7)	$—	$(8.5)
Losses and LAE - LPT
The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive Income (Loss).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Amortization of the Deferred Gain related to losses	$1.6	$1.7	$3.2	$3.4
Amortization of the Deferred Gain related to contingent commission	0.4	0.4	0.8	0.8
Total impact of the LPT	$2.0	$2.1	$4.0	$4.2
General and Administrative Expenses
Corporate and Other's general and administrative expenses, which consist primarily of compensation-related expenses, professional fees, and other holding company expenses, were $4.0 million and $6.5 million for the three and six months ended June 30, 2023, compared to $2.8 million and $6.0 million for the corresponding periods of 2022.
The increases in Corporate and Other's general and administrative expenses were primarily the result of: (i) payroll-related expenses of $0.4 million for the three months ended June 30, 2023; and (ii) professional fees of $0.4 million and $0.5 million for the three and six months ended June 30, 2023, respectively.
Non-Underwriting Results
For a further discussion of non-underwriting related income and expenses, including Corporate's Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, and Interest and Financing Expenses see "—Results of Operations —Summary of Consolidated Financial Results".
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
During the first quarter of 2023, ECIC made a $21.0 million dividend payment to its parent company, who in turn distributed that amount to the holding company. As a result of that dividend payment, ECIC cannot pay dividends for the remainder of 2023 without prior regulatory approval.
During the first quarter of 2023, EICN made a $9.8 million dividend payment to its parent company, who in turn distributed that amount to the holding company. As a result of that dividend payment, EICN cannot pay any dividends for the remainder of 2023 without prior regulatory approval.
During the second quarter of 2023, EPIC declared a $22.9 million dividend payment to its parent company, and is expected to distribute that amount to the holding company in July 2023. After that dividend payment is made, EPIC cannot pay dividends for the remainder of 2023 without prior regulatory approval.
During the second quarter of 2023, EAC declared a $21.0 million dividend payment to its parent company, and is expected to distribute that amount to the holding company in July 2023. After that dividend payment is made, EAC cannot pay dividends for the remainder of 2023 without prior regulatory approval.
Total cash and investments at the holding company were $51.9 million at June 30, 2023, consisting of $15.8 million of cash and cash equivalents, $11.2 million of short-term investments, $1.3 million of fixed maturity securities, and $23.6 million of equity securities.
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
The interest rates applicable to loans under the Amended Credit Agreement are based on, at EHI's option, a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Adjusted Term SOFR rate, plus a specified margin, ranging from 1.25% to 2.25%. In addition, EHI will pay a fee on each lender's unused commitment, ranging from 0.20% to 0.50%. Total interest paid and/or fees incurred pursuant to the Amended Credit Agreement or Credit Agreement, as applicable, during the three and six months ended June 30, 2023 were $0.1 million and $0.2 million, respectively, and $0.1 million and $0.2 million for the corresponding periods of 2022.
The Amended Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth of no less than $900.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Amended Credit Agreement. Through June 30, 2023, EHI has remained in compliance with all of the covenants associated with this credit facility since inception.
EHI had no borrowings outstanding under the Amended Credit Agreement at any time during the six months ended June 30, 2023.
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
Total cash and investments held by our operating subsidiaries was $2,486.4 million at June 30, 2023, consisting of $50.7 million of cash and cash equivalents, $5.1 million of short-term investments, $2,160.6 million of fixed maturity securities, $186.6 million of equity securities, and $83.4 million of other invested assets. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of June 30, 2023 consisted of $50.5 million of cash and cash equivalents, $180.6 million of publicly traded equity securities whose proceeds are available within three business days and $690.7 million of highly liquid fixed maturity securities whose proceeds are available within three business days. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
All of our insurance subsidiaries are members of the FHLB. Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
During 2022, our insurance subsidiaries, with the exception of CIC, had received aggregate advances of $182.5 million under the FHLB under the Standard Credit Program, of which $105.7 million remained outstanding at June 30, 2023. The proceeds from these advances were used to purchase an equivalent amount of high-quality collateralized loan obligation securities. As of June 30, 2023, the Company's weighted average annual interest rate on these advances was 5.17%. Interest paid during the three and six months ended June 30, 2023 were $1.8 million and $4.0 million, respectively, and $0.2 million for each of the corresponding periods of 2022. During the three months ended June 30, 2023, our insurance subsidiaries repaid $76.8 million of their advances under the FHLB Standard Credit Program. Advances can be repaid at any time without penalty and are collateralized by eligible investment securities.
FHLB membership also allows our insurance subsidiaries access to standby Letter of Credit Agreements. The Letter of Credit Agreements in effect will expire on March 31, 2024 and may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times (See Note 10).
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events, including pandemics. On July 1, 2023, we entered into a new reinsurance program, which is largely unchanged from our expiring reinsurance program, that is effective through June 30, 2024. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized.
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $762.6 million and $745.9 million were on deposit at June 30, 2023 and December 31, 2022, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $70.0 million securities on deposit at both June 30, 2023 and December 31, 2022.
Certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we have assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $2.7 million at each of June 30, 2023 and December 31, 2022.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the six months ended:

	June 30,
	2023	2022
	(in millions)
Cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(3.5)	$37.9
Investing activities	119.4	(44.3)
Financing activities	(138.9)	61.4
(Decrease) increase in cash, cash equivalents, and restricted cash	$(23.0)	$55.0
For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2023, included net premiums received of $340.1 million and investment income received of $56.6 million. These operating cash inflows were more than offset by net claims payments of $226.1 million, underwriting and general and administrative expenses paid of $93.9 million, commissions paid of $46.7 million, interest paid of $4.2 million, lease termination and related disposal payments of $7.8 million, and federal income taxes paid of $21.5 million.
Net cash provided by operating activities for the six months ended June 30, 2022, included net premiums received of $312.4 million and investment income received of $39.4 million. These operating cash inflows were partially offset by net claims payments of $185.5 million, underwriting and general and administrative expenses paid of $79.5 million, commissions paid of $39.8 million, and federal income taxes paid of $8.6 million.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2023, was primarily related to investment sales, maturities and redemptions whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases. These investing cash inflows were partially offset by the investment of premiums received and reinvestment of funds from investment sales, maturities, redemptions, and interest income.
Net cash used in investing activities for the six months ended June 30, 2022, were primarily related to the investment of premiums received and reinvestment of funds from investment sales, maturities, redemptions, and interest income. These investing cash outflows were partially offset by investment sales, maturities and redemptions whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023, was primarily related to common stock repurchases, repayments of FHLB advances, and stockholder dividend payments .
Net cash provided by financing activities for the six months ended June 30, 2022, was primarily related to FHLB advances received partially offset by common stock repurchases and stockholder dividend payments. During the six months ended June 30, 2022, we also borrowed and subsequently repaid $10.0 million under the Credit Agreement.
Dividends
We paid $15.2 million and $42.1 million in dividends to our stockholders for the six months ended June 30, 2023 and 2022, respectively. The declaration and payment of future dividends to common stockholders, including any special dividends that may be declared in the future, will be at the discretion of our Board of Directors and will depend upon many factors including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors our Board of Directors deems relevant. On July 26, 2023, the Board of Directors declared a quarterly dividend per share of $0.28, which is payable August 23, 2023 to stockholders of record on August 9, 2023.
Stock Repurchases
We repurchased 935,250 shares of our common stock for $35.8 million during the second quarter ended June 30, 2023. On July 26, 2023, our Board of Directors authorized a new stock repurchase authorization for repurchases of up to $50.0 million of our common stock from July 31, 2023 through December 31, 2024, unless otherwise extended, terminated or modified by the Board of Directors (the “2023 Program”). The 2023 Program replaces a similar program that was scheduled to expire on December 31, 2023, but whose remaining repurchase authorization had been exhausted. Future repurchases of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, general business and social economic conditions, legal, tax, regulatory, and/or contractual restrictions, and any other factors our Board of Directors deems relevant.
Capital Resources
As of June 30, 2023, the capital resources available to us consisted of $951.7 million of stockholders’ equity and the $102.1 million Deferred Gain.

Contractual Obligations and Commitments
Other than operating expenses, our current and long-term cash requirements include the following contractual obligations and commitments as of June 30, 2023:
Leases
We have entered into lease arrangements for certain equipment and facilities. As of June 30, 2023, we had lease payment obligations of $5.8 million, with $1.5 million payable within 12 months. During the second quarter ended June 30, 2023, we also incurred a non-recurring charge in connection with the early termination of the lease associated with our former corporate headquarters in Reno, Nevada. This payment included a one-time lease termination payment of $7.6 million.
Other Purchase Obligations
We have other purchase obligations that primarily consist of non-cancellable obligations to acquire capital assets, commitments for information technology and related services, software acquisition and license commitments and other legally binding agreements to purchase services that are to be used in our operations. As of June 30, 2023, we had other purchase obligations of $20.4 million, with $5.2 million payable within 12 months.
Unfunded Investment Commitments
We have investments in private equity limited partnerships that require capital distributions to fund the investments and can be called at any time deemed necessary. As of June 30, 2023, we had unfunded investment commitments of $35.1 million.
FHLB Advances
We received advances of $182.5 million from the FHLB under the Standard Credit Program during 2022. These advances, of which $105.7 million remained outstanding as of June 30, 2023, can be repaid at any time without prepayment penalties or additional fees.
Unpaid Losses and LAE Expenses
We have developed unpaid losses and LAE expense payment patterns that are computed based on historical information. Our calculation of loss and LAE expense payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, to the extent that current estimates of losses and LAE expense vary from actual ultimate claims amounts due to variations between expected and actual payment patterns. As of June 30, 2023, we had unpaid losses and LAE reserves of $1,927.2 million, of which $317.7 million is currently expected to be paid within 12 months.
The unpaid losses and LAE expense payment patterns are gross of reinsurance recoverables for unpaid losses. As of June 30, 2023, we had reinsurance recoverables on unpaid losses and LAE of $436.2 million, of which $31.0 million is currently expected to be received within 12 months.
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
As of June 30, 2023, our investment portfolio consisted of 88% fixed maturity securities. We strive to limit the interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 3.9 at June 30, 2023. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “A,” using ratings assigned by Standard & Poor’s (S&P) or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity securities portfolio had a weighted average quality of “A” as of June 30, 2023. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $204.2 million at June 30, 2023, which represented 9% of our investment portfolio at that time. We also have a $6.0 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.

Our other invested assets made up 3% of our investment portfolio as of June 30, 2023 and include private equity limited partnerships. Our investments in private equity limited partnerships totaled $83.4 million at June 30, 2023 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. We expect to receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment or portion thereof, from time-to-time during the full course of the fund term. As of June 30, 2023, we had unfunded commitments to these private equity limited partnerships totaling $35.1 million.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average ending book yield, (each based on the book value of each category of invested assets) as of June 30, 2023.

Category	Estimated Fair Value	Percentage of Total	Book Yield
	(in millions, except percentages)
U.S. Treasuries	$88.8	3.7%	2.7%
U.S. Agencies	2.1	0.1	2.9
States and municipalities	317.5	13.3	3.2
Corporate securities	926.5	38.9	3.5
Residential mortgage-backed securities	350.3	14.7	3.2
Commercial mortgage-backed securities	53.8	2.3	3.2
Asset-backed securities	96.3	4.0	4.8
Collateralized loan obligations	206.3	8.7	6.8
Foreign government securities	10.1	0.4	2.8
Other securities	110.2	4.6	8.9
Equity securities	204.2	8.6	3.2
Short-term investments	16.3	0.7	5.2
Total investments at fair value	$2,382.4	100.0%
Weighted average yield			4.1%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of June 30, 2023 by credit rating category, using the lower of the ratings assigned by Moody’s Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	12.7%
“AA”	35.7
“A”	29.2
“BBB”	13.0
Below Investment Grade	9.4
Total	100.0%
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
In addition to recognizing realized gains and losses upon the disposition of an investment security, we also recognize realized gains or losses on AFS debt securities for changes in CECL. As of June 30, 2023, we have a $4.3 million allowance for CECL on AFS debt securities. During the six months ended June 30, 2023, we recognized a net $0.2 million decrease to our allowance for CECL on AFS debt securities. The remaining fixed maturity securities whose total fair value was less than amortized cost at June 30, 2023, were those in which we had no intent, need, or requirement to sell at an amount less than their amortized cost.
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
The economic disruptions caused by volatility and credit concerns in certain financial and banking markets, inflationary pressures, and geo-political conditions, have impacted the credit risk associated with certain of our investment holdings. As of June 30, 2023, we have a $4.3 million allowance for CECL on our fixed maturity portfolio. See Note 5 to the consolidated financial statements.
Interest Rate Risk
Investments
The fair value of our fixed maturity portfolio is exposed to interest rate risk, which is the risk of a change in fair value resulting from changes in prevailing interest rates, which we strive to limit by managing duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 3.9 at June 30, 2023. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and the impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of June 30, 2023. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $2,178.2 million as of June 30, 2023, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(238.6)	(11.1)%
200 basis point rise	(162.7)	(7.5)
100 basis point rise	(82.5)	(3.8)
50 basis point decline	45.4	2.1
100 basis point decline	89.5	4.2
200 basis point decline	178.5	8.3
300 basis point decline	265.3	12.3
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of June 30, 2023, the par value of our commercial and residential mortgage-backed securities holdings was $441.6 million, and the amortized cost was 103.0% of par value. Since a majority of our mortgage-backed securities were purchased at a premium that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The commercial and residential mortgage-backed securities portion of the portfolio represented 17.0% of our total investments as of June 30, 2023. Agency-backed residential mortgage pass-throughs represented 92.0%, of the residential mortgage-backed securities portion of the portfolio as of June 30, 2023.
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
The table below shows the sensitivity of our equity securities at fair value to price changes as of June 30, 2023:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Decrease in Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Increase in Total Equity Securities
Equity securities	$131.7	$204.2	$183.8	$(20.4)	$224.6	$20.4
Effects of Inflation
Recent economic slowdowns, financial market volatility, monetary and fiscal policy measures, heightened geo-political tensions and fluctuations in interest rates have contributed to higher levels of inflation and may continue to lead to elevated levels of inflation in future periods.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the Company’s repurchases of its common stock during the second quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
April 1 - April 30	132,700	$42.29	132,700	$30.5
May 1 - May 31	462,040	36.90	462,040	13.5
June 1 - June 30	340,510	37.54	340,510	0.7
	935,250	$37.90	935,250
On July 26, 2023, the Board of Directors authorized the 2023 Program for repurchases of up to $50.0 million of our common stock from July 31, 2023 through December 31, 2024, unless otherwise extended, terminated or modified by the Board of Directors. The 2023 Program replaces a similar program that was scheduled to expire on December 31, 2023, but whose remaining repurchase authorization had been exhausted. The 2023 Program provides that shares may be purchased in the open market and/or in privately negotiated transactions from time to time, and that all purchases shall be made in compliance with all applicable provisions of the Nevada Revised Statutes and federal and state securities laws including, but not limited to, Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each such term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Employers Holdings, Inc.		8-K	001-33245	3.1	May 22, 2023
31.1	Certification of Katherine H. Antonello Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Katherine H. Antonello Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
101.INS	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPLOYERS HOLDINGS, INC.

Date:	July 28, 2023	/s/ Michael S. Paquette
Michael S. Paquette
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)