Form 10-Q
period 2023-09-30
Employers Holdings, Inc.
filed 2023-10-27
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 24, 2023, there were 25,720,677 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	September 30, 2023	December 31, 2022
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,198.6 at September 30, 2023 and $2,366.7 at December 31, 2022, less CECL allowance of $3.2 at September 30, 2023 and $4.5 at December 31, 2022)	$1,997.2	$2,186.3
Equity securities at fair value (cost $126.3 at September 30, 2023 and $144.2 at December 31, 2022)	193.0	197.0
Equity securities at cost	6.0	6.7
Other invested assets (cost $81.1 at September 30, 2023 and $54.4 at December 31, 2022)	90.9	59.7
Short-term investments at fair value (amortized cost $46.8 at September 30, 2023 and $119.1 at December 31, 2022)	46.8	119.1
Total investments	2,333.9	2,568.8
Cash and cash equivalents	108.8	89.2
Restricted cash and cash equivalents	0.2	0.2
Accrued investment income	18.5	19.0
Premiums receivable (less CECL allowance of $16.2 at September 30, 2023 and $12.8 at December 31, 2022)	363.3	305.9
Reinsurance recoverable for:
Paid losses	11.5	6.8
Unpaid losses (less CECL allowance of $0.9 at September 30, 2023 and $0.9 at December 31, 2022)	425.7	444.5
Deferred policy acquisition costs	57.1	48.3
Deferred income tax asset, net	64.2	62.7
Property and equipment, net	7.0	12.0
Operating lease right-of-use assets	4.3	11.5
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Contingent commission receivable—LPT Agreement	13.9	13.9
Cloud computing arrangements	33.2	42.9
Other assets	35.6	41.2
Total assets	$3,527.0	$3,716.7
Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$1,913.4	$1,960.7
Unearned premiums	387.0	339.5
Commissions and premium taxes payable	62.8	58.2
Accounts payable and accrued expenses	22.3	28.7
Deferred reinsurance gain—LPT Agreement	100.2	106.1
FHLB advances	40.4	182.5
Operating lease liability	5.1	13.6
Non-cancellable obligations	18.5	26.1
Other liabilities	58.3	57.1
Total liabilities	$2,608.0	$2,772.5
Commitments and contingencies

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	September 30, 2023	December 31, 2022
Stockholders’ equity:	(unaudited)
Common stock, $0.01 par value; 150,000,000 shares authorized; 58,004,955 and 57,876,287 shares issued and 25,719,074 and 27,160,748 shares outstanding at September 30, 2023 and December 31, 2022, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	418.2	414.6
Retained earnings	1,346.1	1,295.6
Accumulated other comprehensive loss, net of tax	(156.6)	(138.9)
Treasury stock, at cost (32,285,881 shares at September 30, 2023 and 30,715,539 shares at December 31, 2022)	(689.3)	(627.7)
Total stockholders’ equity	919.0	944.2
Total liabilities and stockholders’ equity	$3,527.0	$3,716.7
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	(unaudited)		(unaudited)
Net premiums earned	$184.6	$178.7	$534.4	$494.1
Net investment income	25.9	23.7	80.3	62.8
Net realized and unrealized (losses) gains on investments	(7.1)	1.9	10.7	(65.5)
Other income (loss)	0.1	0.1	(0.2)	0.3
Total revenues	203.5	204.4	625.2	491.7
Expenses
Losses and loss adjustment expenses	114.9	112.3	312.8	299.7
Commission expense	26.7	25.3	73.8	69.9
Underwriting and general and administrative expenses	43.5	41.9	133.7	120.6
Interest and financing expenses	1.0	1.1	5.2	1.6
Other expenses	—	—	9.4	—
Total expenses	186.1	180.6	534.9	491.8
Net income (loss) before income taxes	17.4	23.8	90.3	(0.1)
Income tax expense (benefit)	3.4	4.7	17.8	(1.4)
Net Income	$14.0	$19.1	$72.5	$1.3

Comprehensive (loss) income
Unrealized AFS investment losses arising during the period, net of tax benefit of $7.3 and $16.0 for the three months ended September 30, 2023 and 2022, respectively, and $5.3 and $59.0 for the nine months ended September 30, 2023 and 2022, respectively	$(27.0)	$(60.3)	$(20.0)	$(222.2)
Reclassification adjustment for realized AFS investment losses (gains) in net income, net of tax (benefit) expense of $(0.3) and $1.1 for the three months ended September 30, 2023 and 2022, and $(0.6) and $(0.7) for the nine months ended September 30, 2023 and 2022, respectively	0.9	(3.9)	2.3	2.7
Other comprehensive loss, net of tax	(26.1)	(64.2)	(17.7)	(219.5)
Total Comprehensive (loss) income	$(12.1)	$(45.1)	$54.8	$(218.2)

Earnings per common share (Note 13):
Basic	$0.54	$0.70	$2.72	$0.05
Diluted	$0.54	$0.70	$2.71	$0.05
Cash dividends declared per common share and eligible plan awards	$0.28	$0.26	$0.82	$1.77
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended September 30, 2023 and 2022
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, July 1, 2023	57,997,485	$0.6	$417.1	$1,339.4	$(130.5)	$(674.9)	$951.7
Stock-based obligations	—	—	1.3	—	—	—	1.3
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	7,470	—	(0.2)	—	—	—	(0.2)
Acquisition of common stock(1)	—	—	—	—	—	(14.4)	(14.4)
Dividends declared	—	—	—	(7.3)	—	—	(7.3)
Net income for the period	—	—	—	14.0	—	—	14.0
Change in net unrealized losses on AFS investments, net of taxes of $7.0	—	—	—	—	(26.1)	—	(26.1)
Balance, September 30, 2023	58,004,955	$0.6	$418.2	$1,346.1	$(156.6)	$(689.3)	$919.0

Balance, July 1, 2022	57,871,517	$0.6	$411.8	$1,278.4	$(94.7)	$(618.6)	$977.5
Stock-based obligations	—	—	1.1	—	—	—	1.1
Acquisition of common stock	—	—	—		—	(7.4)	(7.4)
Dividends declared	—	—	—	(7.1)	—	—	(7.1)
Net income for the period	—	—	—	19.1	—	—	19.1
Change in net unrealized losses on AFS investments, net of taxes of $17.1	—	—	—	—	(64.2)	—	(64.2)
Balance, September 30, 2022	57,871,517	$0.6	$412.9	$1,290.4	$(158.9)	$(626.0)	$919.0
(1) Beginning January 1, 2023, amount includes applicable excise tax as imposed by the Inflation Reduction Act of 2022.
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2023	57,876,287	$0.6	$414.6	$1,295.6	$(138.9)	$(627.7)	$944.2
Stock-based obligations	—	—	4.4	—	—	—	4.4
Stock options exercised	23,500	—	0.7	—	—	—	0.7
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	105,168	—	(1.5)	—	—	—	(1.5)
Acquisition of common stock(1)	—	—	—	—	—	(61.6)	(61.6)
Dividends declared	—	—	—	(22.0)	—	—	(22.0)
Net income for the period	—	—	—	72.5	—	—	72.5
Change in net unrealized losses on AFS investments, net of taxes of $4.7	—	—	—	—	(17.7)	—	(17.7)
Balance, September 30, 2023	58,004,955	$0.6	$418.2	$1,346.1	$(156.6)	$(689.3)	$919.0

Balance, January 1, 2022	57,690,254	$0.6	$410.7	$1,338.5	$60.6	$(597.3)	$1,213.1
Stock-based obligations	—	—	3.4	—	—	—	3.4
Stock options exercised	41,665	—	1.1	—	—	—	1.1
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	139,598	—	(2.3)	—	—	—	(2.3)
Acquisition of common stock	—	—	—	—	—	(28.7)	(28.7)
Dividends declared	—	—	—	(49.4)	—	—	(49.4)
Net income for the period	—	—	—	1.3	—	—	1.3
Change in net unrealized losses on AFS investments, net of taxes of $58.3	—	—	—	—	(219.5)	—	(219.5)
Balance, September 30, 2022	57,871,517	$0.6	$412.9	$1,290.4	$(158.9)	$(626.0)	$919.0
(1) Beginning January 1, 2023, amount includes applicable excise tax as imposed by the Inflation Reduction Act of 2022.
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Nine Months Ended
	September 30,
	2023	2022
Operating activities	(unaudited)
Net income	$72.5	$1.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3.7	4.1
Stock-based compensation	4.5	3.4
Amortization of cloud computing arrangements	12.6	12.1
Amortization of premium on investments, net	2.4	2.6
Allowance for expected credit losses	3.4	0.7
Deferred income tax expense (benefit)	3.2	(20.6)
Net realized and unrealized (gains) losses on investments	(10.7)	65.5
Asset impairment and related charges	2.6	—
Noncash operating lease term adjustment	(1.0)	—
Change in operating assets and liabilities:
Premiums receivable	(60.8)	(57.0)
Reinsurance recoverable on paid and unpaid losses	14.1	20.7
Cloud computing arrangements	(2.9)	(15.1)
Operating lease right-of-use assets	7.2	2.0
Current federal income taxes	(10.6)	6.8
Unpaid losses and loss adjustment expenses	(47.3)	(1.3)
Unearned premiums	47.5	41.1
Accounts payable, accrued expenses and other liabilities	(0.8)	(0.1)
Deferred reinsurance gain—LPT Agreement	(5.9)	(6.3)
Operating lease liabilities	(7.5)	(2.3)
Non-cancellable obligations	(7.6)	6.1
Other	3.2	3.8
Net cash provided by operating activities	21.8	67.5
Investing activities
Purchases of fixed maturity securities	(290.2)	(540.0)
Purchases of equity securities	(31.4)	(111.4)
Purchases of short-term investments	(57.7)	(9.6)
Purchases of other invested assets	(26.7)	(18.8)
Proceeds from sale of fixed maturity securities	329.5	230.7
Proceeds from sale of equity securities	45.2	204.0
Proceeds from maturities and redemptions of fixed maturity securities	119.9	133.2
Proceeds from maturities of short-term investments	132.3	20.0
Net change in unsettled investment purchases and sales	5.6	(3.6)
Capital expenditures and other	(1.5)	(2.2)
Net cash provided by (used in) investing activities	225.0	(97.7)
Financing activities
Acquisition of common stock	(61.5)	(28.7)
Cash transactions related to stock-based compensation	(0.9)	(1.2)
Dividends paid to stockholders	(22.5)	(49.3)
Proceeds from FHLB advances	—	182.5
Repayments on FHLB advances	(142.1)	—
Proceeds from line of credit advances	—	10.0
Repayments on line of credit advances	—	(10.0)
Payments on finance leases	(0.2)	(0.1)
Net cash (used in) provided by financing activities	(227.2)	103.2
Net increase in cash, cash equivalents and restricted cash	19.6	73.0
Cash, cash equivalents and restricted cash at the beginning of the period	89.4	75.3
Cash, cash equivalents and restricted cash at the end of the period	$109.0	$148.3

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	September 30, 2023	December 31, 2022
	(unaudited)
	(in millions)
Cash and cash equivalents	$108.8	$89.2
Restricted cash and cash equivalents supporting reinsurance obligations	0.2	0.2
Total cash, cash equivalents and restricted cash	$109.0	$89.4

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
2. New Accounting Standards
Recently Issued Accounting Standards
None.
Recently Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848). This update provided optional transition guidance to ease the potential accounting burden associated with transitioning away from the London Interbank Offered Rate (LIBOR), with optional expedients and exceptions related to the application of US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. Companies can elect to adopt this ASU through December 31, 2024. The Company determined that there was no impact of LIBOR transitioning on its existing contracts and investments.

3. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,237.0	$2,237.0	$2,502.4	$2,502.4
Cash and cash equivalents	108.8	108.8	89.2	89.2
Restricted cash and cash equivalents	0.2	0.2	0.2	0.2
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments to the valuation methodology utilized by third party pricing services as of September 30, 2023 and December 31, 2022.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
As of September 30, 2023, the Company held $32.3 million of fixed maturity securities at fair value that were designated Level 3. These private placement securities were designated as Level 3 securities due to the limited amount of observable market information available.

The following table presents the Company’s investments at fair value and the corresponding fair value measurements.

	September 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$94.1	$—	$—	$90.8	$—
U.S. Agencies	—	2.1	—	—	2.1	—
States and municipalities	—	228.2	—	—	317.6	—
Corporate securities	—	896.0	21.9	—	851.9	16.2
Residential mortgage-backed securities	—	343.3	—	—	360.2	—
Commercial mortgage-backed securities	—	56.8	—	—	55.1	—
Asset-backed securities	—	96.4	10.4	—	58.1	8.0
Collateralized loan obligations	—	126.6	—	—	260.9	—
Foreign government securities	—	9.3	—	—	10.2	—
Other securities	—	112.1	—	—	155.2	—
Total fixed maturity securities	$—	$1,964.9	$32.3	$—	$2,162.1	$24.2
Equity securities at fair value:
Industrial and miscellaneous	$166.6	$—	$—	$165.3	$—	$—
Other	26.4	—	—	31.7	—	—
Total equity securities at fair value	$193.0	$—	$—	$197.0	$—	$—
Short-term investments	$33.3	$13.5	$—	$119.1	$—	$—
Total investments at fair value	$226.3	$1,978.4	$32.3	$316.1	$2,162.1	$24.2
Financial Instruments Carried at Cost
All of the Company's insurance subsidiaries are members of the Federal Home Loan Bank of San Francisco (FHLB). Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds advanced and standby letters of credit issued (See Note 10). The Company’s investment in FHLB stock is recorded at cost, which approximates fair value, as purchases and sales of these securities are at par value with the issuer. FHLB stock is considered a restricted security and is periodically evaluated by the Company for impairment based on the estimated ultimate recovery of par value.
Financial Instruments Carried at Net Asset Value
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company’s Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at net asset value (NAV) and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have fund terms of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. The Company will receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment, or portion thereof. The Company expects these distributions from time-to-time during the full course of the fund term. As of September 30, 2023, the Company had unfunded commitments to these private equity limited partnerships totaling $28.6 million.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.

The following table presents cash and investments carried at NAV on the Company’s Consolidated Balance Sheets.

	September 30, 2023	December 31, 2022
	(in millions)
Cash equivalents carried at NAV	$99.7	$65.5
Other invested assets carried at NAV	90.9	59.7
The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs for the nine months ended September 30, 2023.

Level 3 Securities
(in millions)
Beginning balance, January 1, 2023	$24.2
Purchases	8.7
Unrealized losses included in comprehensive income or loss	(0.6)
Ending balance, September 30, 2023	$32.3
4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s available-for-sale (AFS) investments were as follows:

	Amortized Cost	Allowance for Current Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At September 30, 2023
Fixed maturity securities
U.S. Treasuries	$98.9	$—	$—	$(4.8)	$94.1
U.S. Agencies	2.2	—	—	(0.1)	2.1
States and municipalities	240.8	—	0.1	(12.7)	228.2
Corporate securities	1,023.9	(2.6)	1.3	(104.7)	917.9
Residential mortgage-backed securities	401.3	—	—	(58.0)	343.3
Commercial mortgage-backed securities	64.5	—	—	(7.7)	56.8
Asset-backed securities	113.6	—	0.1	(6.9)	106.8
Collateralized loan obligations	127.8	—	—	(1.2)	126.6
Foreign government securities	12.7	—	—	(3.4)	9.3
Other securities(1)	112.9	(0.6)	0.7	(0.9)	112.1
Total fixed maturity securities	$2,198.6	$(3.2)	$2.2	$(200.4)	$1,997.2
Short-term investments	46.8	—	—	—	46.8
Total AFS investments	$2,245.4	$(3.2)	$2.2	$(200.4)	$2,044.0

At December 31, 2022
Fixed maturity securities
U.S. Treasuries	$95.1	$—	$0.1	$(4.4)	$90.8
U.S. Agencies	2.2	—	—	(0.1)	2.1
States and municipalities	326.7	—	0.8	(9.9)	317.6
Corporate securities	963.4	(2.8)	2.0	(94.5)	868.1
Residential mortgage-backed securities	403.5	—	0.3	(43.6)	360.2
Commercial mortgage-backed securities	61.5	—	—	(6.4)	55.1
Asset-backed securities	74.0	—	0.1	(8.0)	66.1
Collateralized loan obligations	268.1	—	—	(7.2)	260.9
Foreign government securities	13.0	—	—	(2.8)	10.2
Other securities(1)	159.2	(1.7)	0.6	(2.9)	155.2
Total fixed maturity securities	$2,366.7	$(4.5)	$3.9	$(179.8)	$2,186.3
Short-term investments	119.1	—	—	—	119.1
Total AFS investments	$2,485.8	$(4.5)	$3.9	$(179.8)	$2,305.4
(1)Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.
The cost and estimated fair value of the Company’s equity securities recorded at fair value at September 30, 2023 and December 31, 2022 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At September 30, 2023
Equity securities at fair value
Industrial and miscellaneous	$104.4	$166.6
Other	21.9	26.4
Total equity securities at fair value	$126.3	$193.0

At December 31, 2022
Equity securities at fair value
Industrial and miscellaneous	$115.3	$165.3
Other	28.9	31.7
Total equity securities at fair value	$144.2	$197.0
The Company had Other invested assets totaling $90.9 million and $59.7 million (initial cost of $81.1 million and $54.4 million) at September 30, 2023 and December 31, 2022, respectively, consisting of private equity limited partnerships, which are carried at NAV based on information provided by the general partner. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through Net realized and unrealized gains and losses on the Company’s Consolidated Statements of Comprehensive Income (Loss).
The amortized cost and estimated fair value of the Company’s fixed maturity securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$87.3	$85.9
Due after one year through five years	716.0	677.7
Due after five years through ten years	601.0	527.0
Due after ten years	87.1	73.1
Mortgage and asset-backed securities	707.2	633.5
Total	$2,198.6	$1,997.2

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater in each case as of September 30, 2023 and December 31, 2022.

	September 30, 2023			December 31, 2022
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in millions)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$29.6	$(0.6)	12	$76.8	$(3.5)	13
U.S. Agencies	—	—	—	2.1	(0.1)	1
States and municipalities	122.3	(4.0)	44	193.4	(9.0)	68
Corporate securities	133.1	(5.4)	42	763.3	(76.4)	335
Residential mortgage-backed securities	42.3	(1.3)	43	236.8	(17.9)	186
Commercial mortgage-backed securities	—	—	—	52.5	(5.7)	22
Asset-backed securities	46.7	(0.5)	24	27.6	(2.6)	22
Collateralized loan obligations	—	—	—	209.9	(5.5)	37
Other securities	18.7	(0.3)	88	81.6	(1.8)	224
Total fixed maturity securities	392.7	(12.1)	253	1,644.0	(122.5)	908
Total less than 12 months	$392.7	$(12.1)	253	$1,644.0	$(122.5)	908

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$63.8	$(4.2)	11	$11.2	$(0.9)	4
US Agencies	2.1	(0.1)	1	—	—	—
States and municipalities	95.7	(8.7)	40	5.4	(0.9)	3
Corporate securities	770.9	(99.3)	369	84.6	(18.1)	84
Residential mortgage-backed securities	295.1	(56.7)	225	106.6	(25.7)	65
Commercial mortgage-backed securities	51.8	(7.7)	24	2.6	(0.7)	3
Asset-backed securities	49.1	(6.4)	31	27.7	(5.4)	11
Collateralized loan obligations	121.6	(1.2)	28	36.9	(1.7)	11
Foreign government securities	9.3	(3.4)	2	10.2	(2.8)	3
Other securities	20.8	(0.6)	99	38.4	(1.1)	119
Total fixed maturity securities	1,480.2	(188.3)	830	323.6	(57.3)	303
Total 12 months or greater	$1,480.2	$(188.3)	830	$323.6	$(57.3)	303
As of September 30, 2023 and December 31, 2022, the Company had an allowance for current expected credit losses (CECL) on AFS debt securities of $3.2 million and $4.5 million, respectively (See Note 5). Those fixed maturity securities whose total fair value was less than amortized cost at each of September 30, 2023 and December 31, 2022, were those in which the Company had no intent, need or requirement to sell at an amount less than their amortized cost.
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

Net realized gains and losses on investments and the change in unrealized gains and losses on the Company’s investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net Decrease (Increase) in CECL Allowance	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI (1), before tax
	(in millions)
Three Months Ended September 30, 2023
Fixed maturity securities	0.3	$(2.6)	$1.1	$(33.1)	$(1.2)	$(33.1)
Equity securities	—	(1.5)	—	(5.8)	(7.3)	—
Other invested assets	—	—	—	1.4	1.4	—
Total investments	$0.3	$(4.1)	$1.1	$(37.5)	$(7.1)	$(33.1)

Nine Months Ended September 30, 2023
Fixed maturity securities	$1.0	$(5.2)	$1.3	$(22.4)	$(2.9)	$(22.4)
Equity securities	0.1	(4.9)	—	13.9	9.1	—
Other invested assets	—	—	—	4.5	4.5	—
Total investments	$1.1	$(10.1)	$1.3	$(4.0)	$10.7	$(22.4)

Three Months Ended September 30, 2022
Fixed maturity securities	$0.1	$(0.3)	$5.2	$(81.3)	$5.0	$(81.3)
Equity securities	19.4	(5.1)	—	(16.6)	(2.3)	—
Other invested assets	—	—	—	(0.8)	(0.8)	—
Total investments	$19.5	$(5.4)	$5.2	$(98.7)	$1.9	$(81.3)

Nine Months Ended September 30, 2022
Fixed maturity securities	$2.5	$(1.4)	$(4.5)	$(277.8)	$(3.4)	$(277.8)
Equity securities	41.1	(14.0)	—	(90.4)	(63.3)	—
Other invested assets	—	—	—	1.2	1.2	—
Total investments	$43.6	$(15.4)	$(4.5)	$(367.0)	$(65.5)	$(277.8)
(1)AOCI means Accumulated other comprehensive income or loss
Proceeds from the sales of fixed maturity securities were $204.0 million and $329.5 million for the three and nine months ended September 30, 2023, respectively, compared to $30.6 million and $230.7 million for the three and nine months ended September 30, 2022, respectively.
Net investment income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)
Fixed maturity securities	$22.6	$20.9	$69.7	$57.5
Equity securities	1.6	2.1	5.2	6.6
Other invested assets	1.1	0.9	2.9	1.8
Short-term investments	0.4	—	2.1	—
Cash equivalents and restricted cash	1.4	0.7	3.2	0.8
Gross investment income	27.1	24.6	83.1	66.7
Investment expenses	(1.2)	(0.9)	(2.8)	(3.9)
Net investment income	$25.9	$23.7	$80.3	$62.8
The Company is required by various state laws and regulations to support, through securities on deposit or otherwise, its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of September 30, 2023 and December 31, 2022, securities having a fair value of $714.1 million and $745.9 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $70.0 million of securities on deposit as of both September 30, 2023 and December 31, 2022 (See Note 10).
Certain reinsurance contracts require the Company’s funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at both September 30, 2023 and December 31, 2022 was $2.7 million.
5. Current Expected Credit Losses
Premiums Receivable
Premiums receivable balances are all due within one year. The Company currently determines the allowance for premiums receivable based on an internal aging schedule using collectability and historical payment patterns, as well as current and expected future market conditions to determine the appropriateness of the allowance. Historical payment patterns and future market conditions provide the basis for the estimation along with similar risk characteristics and the Company's business strategy, which have not changed significantly over time. Changes in the allowance for CECL are recorded through underwriting and general and administrative expenses.
The table below shows the changes in CECL on premiums receivable.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)
Beginning balance of CECL on premiums receivable	$15.2	$9.7	$12.8	$10.3
Net change in CECL provision	3.7	2.8	10.9	6.6
Write-offs charged against CECL	(0.7)	(0.1)	(1.9)	(1.9)
Recoveries collected	(2.0)	(1.4)	(5.6)	(4.0)
Ending balance of CECL on premiums receivable	$16.2	$11.0	$16.2	$11.0
Reinsurance Recoverable
In assessing an allowance for reinsurance assets, which includes reinsurance recoverables and contingent commission receivables, the Company considers historical information, financial strength of reinsurers, collateralization amounts, and ratings to determine the appropriateness of the allowance. Historically, the Company has not experienced a credit loss from reinsurance transactions. In assessing future default, the Company evaluated the allowance for CECL under the ratings-based method using A.M. Best's Average Cumulative Net Impairment Rates. Reinsurer ratings are also assessed through this process. Changes in CECL are recorded through underwriting and general and administrative expenses.
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
As of September 30, 2023, the Company established an aggregate allowance for CECL in the amount of $3.2 million. For the Company’s investments in fixed-income debt securities, the allowance for CECL was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the present value of cash flows expected to be collected to its amortized cost basis. The expected present value of cash flows are calculated using scenario based credit loss models derived from the discounted cash flows under the Comprehensive Capital Analysis Review framework, which is adopted by the Federal Reserve.
As of September 30, 2023, the Company did not intend to sell any of its AFS debt securities in which its amortized cost exceeded its fair value.
Accrued interest receivable on AFS debt securities totaled $18.5 million at September 30, 2023 and is excluded from the estimate of CECL based on historically timely payments.
The table below shows the changes in the allowance for CECL on available-for-sale securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)
Beginning balance of CECL on AFS securities	$4.3	$10.0	$4.5	$0.2
Net change in CECL provision	(0.2)	(5.2)	0.2	4.7
Reductions in allowance from disposals	(0.9)	—	(1.5)	—
Recoveries of amounts previously written off	—	(0.1)	—	(0.2)
Ending balance of CECL on AFS securities	$3.2	$4.7	$3.2	$4.7
6. Property and Equipment
Property and equipment consists of the following:

	As of September 30,	As of December 31,
	2023	2022
	(in millions)
Furniture and equipment	$1.8	$3.3
Leasehold improvements	0.6	5.0
Computers and software	44.9	47.6
Automobiles	0.7	0.8
Property and equipment, gross	48.0	56.7
Accumulated depreciation	(41.0)	(44.7)
Property and equipment, net	$7.0	$12.0
Depreciation expenses related to property and equipment for the three and nine months ended September 30, 2023 were $1.0 million and $3.7 million, respectively, and $5.3 million for the year ended December 31, 2022. Internally developed software costs of $0.5 million and $1.2 million were capitalized during the three and nine months ended September 30, 2023, respectively, and $1.2 million in internally developed software costs were capitalized during the year ended December 31, 2022.
Cloud Computing Arrangements
The Company’s capitalized costs associated with cloud computing arrangements totaled $33.2 million and $42.9 million, which were comprised of service contract fees and implementation costs associated with hosting arrangements as of September 30, 2023 and December 31, 2022, respectively. Total amortization for hosting arrangements was $4.2 million and $12.6 million for the three and nine months ended September 30, 2023, respectively, and $16.4 million for the year ended December 31, 2022.

Leases
The Company determines if an arrangement is a lease at the inception of the transaction. Operating leases for offices are presented as a right-of-use asset (ROU asset) and lease liability on the Company’s Consolidated Balance Sheets. Financing leases for automobiles are included in property and equipment and other liabilities on the Company’s Consolidated Balance Sheets.
ROU assets represent the right to use an underlying asset for the lease term and the lease liability represents the obligation to make lease payments arising from the lease transaction. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses collateralized incremental borrowing rates to determine the present value of lease payments. The ROU assets also include lease payments less any lease incentives within a lease agreement. The Company’s lease terms may include options to extend or terminate a lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of September 30, 2023, the Company’s operating leases have remaining terms of one year to five years, with options to extend up to five years with no termination provision. The Company’s finance leases have an option to terminate after one year.
Components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)
Operating lease expense	$0.2	$0.9	$1.3	$2.6
Finance lease expense	—	0.1	0.1	0.1
Total lease expense	$0.2	$1.0	$1.4	$2.7
As of September 30, 2023, the weighted average remaining lease term for operating leases was 3.9 years and for finance leases was 2.1 years. The weighted average discount rate was 0.6% and 7.4% for operating and finance leases, respectively.
Maturities of lease liabilities were as follows:

	As of September 30, 2023
	Operating Leases	Finance Leases
	(in millions)
2023	$0.4	$—
2024	1.5	0.1
2025	1.3	0.1
2026	0.9	—
2027	0.9	—
Thereafter	0.2	—
Total lease payments	5.2	0.2
Less: imputed interest	(0.1)	—
Total	$5.1	$0.2
Supplemental balance sheet information related to leases was as follows:

	As of September 30,	As of December 31,
	2023	2022
	(in millions)
Operating leases:
Operating lease right-of-use asset	$4.3	$11.5
Operating lease liability	5.1	13.6
Finance leases:
Property and equipment, gross	0.7	0.8
Accumulated depreciation	(0.4)	(0.4)
Property and equipment, net	0.3	0.4
Other liabilities	$0.2	$0.4

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1.3	$2.5
Financing cash flows used for finance leases	0.2	0.1
Lease Exit and Disposal Costs
During the nine months ended September 30, 2023, the Company recorded a non-recurring charge in connection with the early termination of the lease associated with the Company's former corporate headquarters in Reno, Nevada. This charge included a one-time lease termination payment of $7.6 million, a write-off related to remaining leasehold improvements and furniture and equipment of $2.6 million, and estimated miscellaneous expenses associated with exiting the property of $0.2 million. The Company also recognized a lease termination gain pertaining to the elimination of the lease liability net of the right-of-use asset of $1.0 million, which amount is included in Other expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss). The decision to terminate this operating lease was undertaken as part of an ongoing review of the Company's current and future facility needs.
7. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 19.5% and 19.7%, respectively, and the Company’s effective tax rate for the three months ended September 30, 2022 was 19.7%. The Company's effective tax rate for the nine months ended September 30, 2022 was not meaningful. The effective rates during each of the periods presented included income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, and deferred gain amortization.
8. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)
Unpaid losses and LAE at beginning of period	$1,927.2	$1,972.8	$1,960.7	$1,981.2
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	436.2	462.4	445.4	476.9
Net unpaid losses and LAE at beginning of period	1,491.0	1,510.4	1,515.3	1,504.3
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	116.9	114.6	338.7	316.3
Prior periods	(0.1)	(0.3)	(20.0)	(10.3)
Total net losses and LAE incurred during the period	116.8	114.3	318.7	306.0
Paid losses and LAE, net of reinsurance, related to:
Current period	32.0	27.3	64.1	50.4
Prior periods	89.0	73.9	283.1	236.4
Total net paid losses and LAE during the period	121.0	101.2	347.2	286.8
Ending unpaid losses and LAE, net of reinsurance	1,486.8	1,523.5	1,486.8	1,523.5
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	426.6	456.4	426.6	456.4
Unpaid losses and LAE at end of period	$1,913.4	$1,979.9	$1,913.4	$1,979.9
Total net losses and LAE included in the above table exclude amortization of the deferred reinsurance gain—LPT Agreement, which totaled $1.9 million and $2.1 million for the three months ended September 30, 2023 and 2022, respectively, and $5.9 million and $6.3 million for the nine months ended September 30, 2023 and 2022, respectively (see Note 9).

The change in incurred losses and LAE attributable to prior periods for the three months ended September 30, 2023 represented net favorable loss reserve development on the Company's assigned risk business. The change in incurred losses and LAE attributable to prior periods for the nine months ended September 30, 2023 represented net favorable loss reserve development recognized on the Company's voluntary business. The net loss reserve development recognized on voluntary business during the nine months ended September 30, 2023 resulted from favorable loss experience.
The change in incurred losses and LAE attributable to prior periods for the three months ended September 30, 2022 represented net favorable loss reserve development on the Company's assigned risk business. The change in incurred losses and LAE attributable to prior periods for the nine months ended September 30, 2022 represented $9.6 million of net favorable development recognized on the Company's voluntary business, with the remaining balance relating to assigned risk business. The net loss reserve development recognized on voluntary business during the nine months ended September 30, 2022 resulted from favorable loss experience.
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
The Company amortized $1.9 million and $2.1 million of the Deferred Gain for the three months ended September 30, 2023 and 2022, respectively, and $5.9 million and $6.3 million for the nine months ended September 30, 2023 and 2022, respectively. The remaining Deferred Gain was $100.2 million and $106.1 million as of September 30, 2023 and December 31, 2022, respectively. The estimated remaining liabilities subject to the LPT Agreement were $294.4 million and $308.6 million as of September 30, 2023 and December 31, 2022, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $873.0 million and $858.9 million from inception through September 30, 2023 and December 31, 2022, respectively.
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
The interest rates applicable to loans made under the Amended Credit Agreement are based on, at EHI's option, a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Adjusted Term SOFR rate plus a specified margin, ranging from 1.25% to 2.25%. In addition, EHI will pay a fee on each lender’s unused commitment, ranging from 0.20% to 0.50%. The applicable margin and the amount of such commitment fee vary based upon the financial strength rating of EHI’s insurance subsidiaries as most recently announced by A.M. Best or EHI’s debt to total capitalization ratio if such financial strength rating is not available. Interest paid and/or fees incurred pursuant to the Amended Credit Agreement or Credit Agreement, as applicable, was $0.1 million for each of the three months ended September 30, 2023 and 2022, and $0.3 million for each of the nine months ended September 30, 2023 and 2022.
The Amended Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth of no less than $900.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Amended Credit Agreement. Through September 30, 2023, EHI has remained in compliance with all of the covenants associated with this credit facility since its inception.
EHI incurred $0.7 million in debt issuance costs in connection with the credit facility, which are being amortized over the three-year life of the facility in Interest and Financing expenses. The annual commitment and administrative fee on the unused portion of the facility is 0.30%, for a maximum of $225,000, and an annual agency fee of $25,000. Advances can be repaid at any time without prepayment penalties or additional fees. EHI had no borrowings outstanding under the Amended Credit Agreement at any time during the nine months ended September 30, 2023.
Other financing arrangements are comprised of the following:
All of the Company's insurance subsidiaries are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
During 2022, the Company's insurance subsidiaries, with the exception of CIC, had received aggregate advances of $182.5 million under the FHLB Standard Credit Program, of which $40.4 million remained outstanding at September 30, 2023. The proceeds from these advances were used to purchase an equivalent amount of high-quality collateralized loan obligation securities. As of September 30, 2023, the Company's weighted average annual interest rate on these advances was 5.06%. Interest paid during the three and nine months ended September 30, 2023 was $0.9 million and $4.8 million, respectively, and $1.0 million and $1.2 million of the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2023, the Company's insurance subsidiaries repaid $65.3 million and $142.1 million of their advances under the FHLB Standard Credit Program. Advances can be repaid at any time without penalty and are collateralized by eligible investment securities.
FHLB membership also allows the Company’s insurance subsidiaries access to standby letters of credit (Letter of Credit Agreements). The Letter of Credit Agreements currently in effect expire on March 31, 2024, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of both September 30, 2023 and December 31, 2022, letters of credit totaling $70.0 million, were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements.
As of September 30, 2023 and December 31, 2022, investment securities having a fair value of $275.8 million and $321.2 million, respectively, were pledged to the FHLB by the Company’s insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.
11. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of unrealized gains and losses on investments classified as AFS, net of deferred taxes. The following table summarizes the components of accumulated other comprehensive loss:

	September 30, 2023	December 31, 2022
	(in millions)
Net unrealized losses on investments, before taxes	$(198.2)	$(175.8)
Deferred tax benefit on net unrealized losses	41.6	36.9
Total accumulated other comprehensive loss	$(156.6)	$(138.9)

12. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2023
RSUs(1)	12,732	$44.27	0.6
RSUs(1)	64,520	41.14	2.7
PSUs(2)	81,800	41.14	3.4

May 2023
RSUs(1)	2,260	$37.83	$0.1
PSUs(2)	1,220	37.83	—
RSUs(3)	18,664	35.32	0.7

August 2023
RSUs(1)	5,176	$38.45	$0.2
(1)These RSUs were awarded to certain employees of the Company and vest 25% on March 15, 2024, May 15, 2024 and August 15, 2024, as applicable, and each of the subsequent three anniversaries of those dates.
(2)These PSUs were awarded to certain employees of the Company and have a performance period of three years. The PSU awards are subject to certain performance goals with payouts that range from 0% to 250% of the target awards. The value shown in the table represents the aggregate number of PSUs awarded at the target level.
(3)These RSUs were awarded to non-employee directors of the Company and vest in full on May 25, 2024.
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
There were 23,500 stock options exercised during the nine months ended September 30, 2023 and there were 41,665 stock options exercised during the nine months ended September 30, 2022, and the year ended December 31, 2022. As of September 30, 2023, the Company no longer had any stock options outstanding.
As of September 30, 2023, the Company had 278,526 RSUs, and 203,173 PSUs (based on the target achievement for the PSUs awarded) outstanding.
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

The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions, except share data)
Net income	$14.0	$19.1	$72.5	$1.3
Weighted average number of shares outstanding—basic	25,981,984	27,312,409	26,612,443	27,504,566
Effect of dilutive securities:
PSUs	104,549	97,343	110,495	132,760
Stock options	—	6,901	2,762	12,449
RSUs	31,747	19,775	41,356	31,891
Potential dilutive shares	136,296	124,019	154,613	177,100
Weighted average number of shares outstanding—diluted	26,118,280	27,436,428	26,767,056	27,681,666
Diluted earnings per share excludes outstanding potential dilutive shares in periods where the inclusion of such securities would be anti-dilutive under the treasury stock methodology. During the three and nine months ended September 30, 2023, 12,328 and 29,860 potential dilutive shares, respectively, were excluded from the Company's diluted earnings per share computations because they were determined to be anti-dilutive. During the three and nine months ended September 30, 2022, no potential dilutive shares were excluded from the Company's diluted earnings per share computations because none were determined to be anti-dilutive.
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
Corporate and Other activities consist of EHI expenses (which are not considered to be underwriting in nature), the financial impact of the LPT agreement (which is recorded as a reduction to Losses and loss adjustment expenses) and legacy business assumed and ceded by CIC. These expenses are not considered to be part of a reportable segment and are not otherwise allocated to a reportable segment.
The Company has determined that it is not practicable to report identifiable assets by segment since certain assets are used interchangeably among the segments.

The following table summarizes the Company's written premium and components of net income (loss) before income taxes by reportable segment.

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Three Months Ended September 30, 2023
Gross premiums written	$194.0	$2.2	$—	$196.2
Net premiums written	192.3	2.2	—	194.5

Net premiums earned	182.7	1.9	—	184.6
Net investment income	23.4	1.6	0.9	25.9
Net realized and unrealized losses on investments	(5.9)	(0.4)	(0.8)	(7.1)
Other income	0.1	—	—	0.1
Total revenues	200.3	3.1	0.1	203.5

Losses and loss adjustment expenses	115.5	1.3	(1.9)	114.9
Commission expense	26.6	0.1	—	26.7
Underwriting and general and administrative expenses	36.5	3.6	3.4	43.5
Interest and financing expenses	0.9	—	0.1	1.0
Total expenses	179.5	5.0	1.6	186.1

Net income (loss) before income taxes	$20.8	$(1.9)	$(1.5)	$17.4

Three Months Ended September 30, 2022
Gross premiums written	$187.1	$1.5	$—	$188.6
Net premiums written	185.3	1.5	—	186.8

Net premiums earned	177.9	0.8	—	178.7
Net investment income	21.4	1.2	1.1	23.7
Net realized and unrealized gains (losses) on investments	2.4	(0.3)	(0.2)	1.9
Other income	0.1	—	—	0.1
Total revenues	201.8	1.7	0.9	204.4

Losses and loss adjustment expenses	113.8	0.6	(2.1)	112.3
Commission expense	25.2	0.1	—	25.3
Underwriting and general and administrative expenses	35.7	3.4	2.8	41.9
Interest and financing expenses	1.0	—	0.1	1.1
Total expenses	175.7	4.1	0.8	180.6

Net income (loss) before income taxes	$26.1	$(2.4)	$0.1	$23.8

	Employers	Cerity	Corporate and Other	Total
	(in millions)
Nine Months Ended September 30, 2023
Gross premiums written	$584.4	$5.1	$—	$589.5
Net premiums written	579.1	5.1	—	584.2

Net premiums earned	529.5	4.9	—	534.4
Net investment income	72.3	5.0	3.0	80.3
Net realized and unrealized gains (losses) on investments	11.1	(0.2)	(0.2)	10.7
Other (loss) income	(0.2)	—	—	(0.2)
Total revenues	612.7	9.7	2.8	625.2

Losses and loss adjustment expenses	315.5	3.2	(5.9)	312.8
Commission expense	73.6	0.2	—	73.8
Underwriting and general and administrative expenses	111.8	12.0	9.9	133.7
Interest and financing expenses	4.9	—	0.3	5.2
Other expenses	9.4	—	—	9.4
Total expenses	515.2	15.4	4.3	534.9

Net income (loss) before income taxes	$97.5	$(5.7)	$(1.5)	$90.3

Nine Months Ended September 30, 2022
Gross premiums written	$536.8	$3.6	$—	$540.4
Net premiums written	531.7	3.6	—	535.3

Net premiums earned	492.1	2.0	—	494.1
Net investment income	57.7	2.7	2.4	62.8
Net realized and unrealized losses on investments	(56.0)	(1.6)	(7.9)	(65.5)
Other income	0.3	—	—	0.3
Total revenues	494.1	3.1	(5.5)	491.7

Losses and loss adjustment expenses	304.7	1.3	(6.3)	299.7
Commission expense	69.8	0.1	—	69.9
Underwriting and general and administrative expenses	101.8	9.9	8.9	120.6
Interest and financing expenses	1.3	—	0.3	1.6
Total expenses	477.6	11.3	2.9	491.8

Net income (loss) before income taxes	$16.5	$(8.2)	$(8.4)	$(0.1)
Entity-Wide Disclosures
The Company operates solely within the U.S. and does not have revenue from transactions with a single policyholder accounting for 10% or more of its revenues.
In-force premiums represent the estimated annual premium on all policies that are active and in-force on such date. More specifically, in-force premiums include policy endorsements but exclude estimated final audit premiums. When adjusting for estimated final audit premium, our total in-force premiums were $722.1 million, $665.0 million, $649.1 million, and $613.7 million as of September 30, 2023, December 31, 2022, September 30, 2022, and December 31, 2021, respectively. The Company's management focuses on in-force premium because it represents premium that is available for renewal in the future.

The following table shows our in-force premiums, in-force premiums including estimated final audit premium, and number of policies in-force for each of our largest states and all other states combined for the periods presented:

	September 30, 2023		December 31, 2022		September 30, 2022		December 31, 2021
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$301.9	43,272	$279.7	42,876	$272.9	42,934	$258.4	40,704
Florida	55.4	10,052	49.4	9,417	46.8	9,034	41.1	7,989
New York	31.1	7,570	27.3	7,497	26.4	7,577	24.5	7,307
Other (43 states and D.C.)	287.6	65,226	266.1	61,566	260.8	60,602	247.4	55,350
Total in-force	$676.0	126,120	$622.5	121,356	$606.9	120,147	$571.4	111,350
Estimated audit premium	46.1	—	42.5	—	42.2	—	42.3	—
Total in-force, including estimated audit premium	$722.1	126,120	$665.0	121,356	$649.1	120,147	$613.7	111,350
Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to "we," "us," "our," "the Company," or similar terms refer to EHI, together with its subsidiaries. In this Quarterly Report on Form 10-Q, the Company and its management discuss and make statements based on currently available information regarding their intentions, beliefs, current expectations, and projections of, among other things, the Company's future performance, economic or market conditions, including the evolving nature of the COVID-19 pandemic, current levels of inflation, changes in interest rates, labor market expectations, catastrophic events or geo-political conditions, legislative or regulatory actions or court decisions, business growth, retention rates, loss costs, claim trends and the impact of key business initiatives, future technologies and planned investments. Certain of these statements may constitute "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often identified by words such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely," or "continue," or other comparable terminology and their negatives. The Company and its management caution investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in the Company’s future performance. Factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements include, among other things, those discussed or identified from time to time in the Company’s public filings with the SEC, including the risks detailed in the Company's Annual Reports on Form 10-K and in Part II, Item 1A of this report. Except as required by applicable securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
The effects of lingering U.S. labor market shortages impacting certain employer classifications that we insure, inflationary pressures, volatility and credit concerns in certain financial and banking markets, monetary and fiscal policy measures, overall general economic instability and residual effects of the COVID-19 pandemic have, at times, caused disruptions in business activity. All states, including California, where we generated 45% of our in-force premiums as of September 30, 2023, have experienced adverse economic impacts from these effects. Also, certain classes of business that we insure can be adversely and disproportionately affected by these challenges.
We closed another quarter with a record number of policies in-force. Our year-over-year new and renewal business premiums have increased, which is driving our premium growth. As labor market shortages improve and wage inflation continues, we anticipate that rising payrolls will continue to bring further improvement to our top line.
We continually review and adjust to changes in our policyholders' payrolls, economic conditions, and seasonality, as experience develops or new information becomes known. Any such adjustments are included in our current operations and are made periodically through mid-term endorsements and/or premium audits. We recognized $7.4 million of audit premium pick-up during the third quarter ended September 30, 2023, as our payroll exposure increased.
Increases in market interest rates throughout 2022 and the first nine months of 2023 have negatively impacted the fair value of our fixed maturity investments. The negative impacts to our fixed maturity investments experienced in 2022 and thus far in 2023 have consisted primarily of unrealized investment losses. Conversely, the dramatic increases in market interest rates experienced throughout 2022 and the first nine months of 2023 have favorably impacted our net investment income.
While we have no international operations, recent geo-political uncertainties, including impacts from ongoing conflicts between Russia and Ukraine and those in the Middle East, have indirectly impacted the value of our investment portfolio, and may continue to impact our investment portfolio in the future.

Results of Operations
Our results of operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)
Gross premiums written	$196.2	$188.6	$589.5	$540.4
Net premiums written	$194.5	$186.8	$584.2	$535.3

Net premiums earned	$184.6	$178.7	$534.4	$494.1
Net investment income	25.9	23.7	80.3	62.8
Net realized and unrealized (losses) gains on investments	(7.1)	1.9	10.7	(65.5)
Other income (loss)	0.1	0.1	(0.2)	0.3
Total revenues	203.5	204.4	625.2	491.7

Losses and LAE	114.9	112.3	312.8	299.7
Commission expense	26.7	25.3	73.8	69.9
Underwriting and general and administrative expenses	43.5	41.9	133.7	120.6
Interest and financing expenses	1.0	1.1	5.2	1.6
Other expenses	—	—	9.4	—
Total expenses	186.1	180.6	534.9	491.8
Income tax expense (benefit)	3.4	4.7	17.8	(1.4)
Net income	$14.0	$19.1	$72.5	$1.3
Overview
Our net income was $14.0 million and $72.5 million for the three and nine months ended September 30, 2023, respectively, compared to $19.1 million and $1.3 million for the corresponding periods of 2022. The key factors that affected our financial performance during the three and nine months ended September 30, 2023, compared to the same periods of 2022, included:
•Underwriting income (loss) from our operating segments of $1.0 million and $18.1 million, compared to $(0.1) million and $6.5 million, respectively;
•Net investment income of $25.9 million and $80.3 million, compared to $23.7 million and $62.8 million, respectively;
•Net realized and unrealized (losses) gains on investments of $(7.1) million and $10.7 million, compared to $1.9 million and $(65.5) million, respectively; and
•Other expenses of $9.4 million incurred during the nine months ended September 30, 2023 in connection with the early lease termination of our former corporate headquarters.
Summary of Consolidated Financial Results
Gross Premiums Written
Gross premiums written were $196.2 million and $589.5 million for the three and nine months ended September 30, 2023, respectively, compared to $188.6 million and $540.4 million for the corresponding periods of 2022. The year-over-year changes were primarily related to our Employers segment. See "—Summary of Financial Results by Segment —Employers".
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

Net investment income increased 9.3% and 27.9% for the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022. These increases were due to higher bond yields, partially offset by lower invested balances of fixed maturity securities and short-term investments, as measured by amortized cost. Realized and unrealized gains and losses on our investments are reported separately from our net investment income. Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are also recognized for changes in our CECL allowance or when securities are written down as a result of an other-than-temporary impairment. Changes in the fair value of equity securities and other invested assets are also included in Net realized and unrealized (losses) gains on investments on our Consolidated Statements of Comprehensive Income (Loss).
Net realized and unrealized (losses) gains on investments were $(7.1) million and $10.7 million for the three and nine months ended September 30, 2023, compared to $1.9 million and $(65.5) million for the corresponding periods of 2022. The net realized and unrealized gains (losses) on investments for the three months ended September 30, 2023 and 2022 included $5.9 million and $3.1 million of net realized and unrealized losses on equity securities and other investments, respectively, and $(1.2) million and $5.0 million of net realized (losses) gains losses on fixed maturity securities, respectively. The net realized and unrealized gains (losses) on investments for the nine months ended September 30, 2023 and 2022 included $13.6 million and $(62.1) million of net realized and unrealized gains (losses) on equity securities and other investments, respectively, and $2.9 million and $3.4 million of net realized losses on fixed maturity securities, respectively.
The net investment gains and losses on our equity securities during the three and nine months ended September 30, 2023 were largely consistent with the performance of U.S. equity markets. The net realized investment losses on our fixed maturity securities during the three and nine months ended September 30, 2023 were largely concentrated in certain holdings in the financial and banking sectors and were partially offset by decreases of $1.1 million and $1.3 million in our allowance for CECL, respectively.
The net investment losses on our equity securities and other investments and net realized investment gains and losses on our fixed maturity securities during the three and nine months ended September 30, 2022 were primarily the result of significant volatility in financial markets resulting from increasing inflationary concerns, rising market interest rates and geo-political events. The net realized investment gains and losses on our fixed maturity securities for the three and nine months ended September 30, 2022 included a net increase (decrease) of $5.2 million and $(4.5) million in our allowance for CECL, respectively.
Additional information regarding our Investments is set forth under “—Liquidity and Capital Resources—Investments.”
Other Income (Loss)
Other income (loss) consists of net gains and losses on fixed assets, non-investment interest, and other miscellaneous items.
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
General and administrative expenses, which consist entirely of EHI expenses, are excluded from the underwriting expense ratios of our reportable segments.

Interest and Financing Expenses
Interest and financing expenses include fees and interest associated with our $75.0 million three-year revolving credit facility, fees and interest associated with our various credit arrangements with the FHLB, finance lease interest, and other financing fees.
Other Expenses
During the nine months ended September 30, 2023, we recorded a non-recurring charge in connection with the early termination of the lease associated with our former corporate headquarters in Reno, Nevada. This charge included a one-time lease termination payment of $7.6 million, a write-off related to remaining leasehold improvements and furniture and equipment of $2.6 million, and estimated miscellaneous expenses associated with exiting the property of $0.2 million. We also recognized a lease termination gain pertaining to the elimination of the lease liability net of the right-of-use asset of $1.0 million. The decision to terminate this operating lease was undertaken as part of an ongoing review of our current and future facility needs.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $3.4 million and $17.8 million for the three and nine months ended September 30, 2023, compared to $4.7 million and $(1.4) million for the corresponding periods of 2022. The effective tax rates were 19.5% and 19.7% for the three and nine months ended September 30, 2023, compared to 19.7% for the corresponding period of 2022. Our effective tax rate for the nine months ended September 30, 2022 was not meaningful. The effective rates during each of the periods presented included income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, and deferred gain amortization.
Summary of Financial Results by Segment
EMPLOYERS
The components of net income before income taxes for our Employers' segment are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(dollars in millions)
Gross premiums written	$194.0	$187.1	$584.4	$536.8
Net premiums written	$192.3	$185.3	$579.1	$531.7

Net premiums earned	$182.7	$177.9	$529.5	$492.1
Net investment income	23.4	21.4	72.3	57.7
Net realized and unrealized (losses) gains on investments	(5.9)	2.4	11.1	(56.0)
Other income (loss)	0.1	0.1	(0.2)	0.3
Total revenues	200.3	201.8	612.7	494.1

Losses and LAE	115.5	113.8	315.5	304.7
Commission expense	26.6	25.2	73.6	69.8
Underwriting expenses	36.5	35.7	111.8	101.8
Interest and financing expenses	0.9	1.0	4.9	1.3
Other expenses	—	—	9.4	—
Total expenses	179.5	175.7	515.2	477.6

Net income before income taxes	$20.8	$26.1	$97.5	$16.5

Underwriting income	$4.1	$3.2	$28.6	$15.8

Combined ratio	97.8%	98.3%	94.6%	96.8%
Underwriting Results
Gross Premiums Written and Net Premiums Written
Gross premiums written were $194.0 million and $584.4 million for the three and nine months ended September 30, 2023, compared to $187.1 million and $536.8 million for the corresponding periods of 2022. The growth in new business premiums we are currently experiencing is the result of increases in new business submissions, quotes and binds in the majority of the states in which we operate, which is being largely driven by the expansion in the classes of business that Employers offers. We also recognized an additional $7.4 million of audit premium pick-up during the three months ended September 30, 2023, as our payroll exposure increased. In addition, our renewal premiums benefited from strong retention rates experienced throughout the first nine months of 2023.
Net premiums written were $192.3 million and $579.1 million for the three and nine months ended September 30, 2023, compared to $185.3 million and $531.7 million for the corresponding periods of 2022. Reinsurance premiums ceded were $1.7 million and $5.3 million for the three and nine months ended September 30, 2023, compared to $1.8 million and $5.1 million for the corresponding periods of 2022.
Net Premiums Earned
Net premiums earned were $182.7 million and $529.5 million for the three and nine months ended September 30, 2023, compared to $177.9 million and $492.1 million for the corresponding periods of 2022.
In-force Premiums and Distribution
In-force premiums represent the estimated annual premium on all policies that are active and in-force on such date. More specifically, in-force premiums include policy endorsements but exclude estimated final audit premiums. When adjusting for estimated final audit premium, our total in-force premiums were $714.1 million, $660.0 million, $645.3 million, and $612.2 million as of September 30, 2023, December 31, 2022, September 30, 2022, and December 31, 2021, respectively.
We focus on in-force premium because it represents premium that is available for renewal in the future. The following table shows Employers' in-force premiums, including estimated final audit premium, and number of policies in-force for each of our largest states and all other states combined for the periods presented:

	September 30, 2023		December 31, 2022		September 30, 2022		December 31, 2021
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$300.4	42,712	$278.4	42,438	$272.2	42,562	$258.1	40,543
Florida	54.4	9,651	48.8	9,153	46.5	8,847	40.8	7,895
New York	30.0	7,224	26.9	7,257	26.2	7,366	24.5	7,178
Other (43 states and D.C.)	283.2	62,312	263.4	59,652	258.2	59,096	246.5	54,548
Total in-force	$668.0	121,899	$617.5	118,500	$603.1	117,871	$569.9	110,164
Estimated audit premium	46.1	—	42.5	—	42.2	—	42.3	—
Total in-force, including estimated audit premium	$714.1	121,899	$660.0	118,500	$645.3	117,871	$612.2	110,164
We have developed and continue to add other important and emerging distribution channels for our products and services that serve as an alternative to our strong traditional insurance agency channel. Specialty agents and distribution partners generated $218.3 million and $183.8 million, or 32.7% and 30.5%, of our in-force premiums as of September 30, 2023 and 2022, respectively. Our strong presence and relationships with these digital and payroll specialty entities allow us to approach new customers that we would not otherwise have access to through our traditional insurance agency distribution channel. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our traditional agents, and we continue to actively seek new partnerships and alliances in these areas.
Losses and LAE, Commission Expenses, and Underwriting Expenses
The following table presents calendar year combined ratios for our Employers segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Loss and LAE ratio	63.2%	64.0%	59.6%	61.9%
Commission expense ratio	14.6	14.2	13.9	14.2
Underwriting expense ratio	20.0	20.1	21.1	20.7
Combined Ratio	97.8%	98.3%	94.6%	96.8%

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
The table below reflects prior accident year loss and LAE reserve adjustments and the impact to loss ratio.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(dollars in millions)
Current accident year losses and LAE	$115.6	$114.1	$335.5	$315.0
Prior accident year favorable development, net	(0.1)	(0.3)	(20.0)	(10.3)
Calendar year losses and LAE	$115.5	$113.8	$315.5	$304.7

Current accident year loss and LAE ratio	63.3%	64.1%	63.4%	64.0%
Calendar accident year loss and LAE ratio	63.2%	64.0%	59.6%	61.9%
The increase in Employers' calendar year losses and LAE during the three months ended September 30, 2023, as compared to the same period of 2022, was primarily due to higher earned premium. All of the favorable development that we recognized during these periods related to our assigned risk business.
The increase in Employers' calendar year losses and LAE during the nine months ended September 30, 2023, as compared to the same period of 2022, was primarily due to higher earned premium, partially offset by higher net favorable prior year loss reserve development. Favorable prior year loss reserve development recognized on our voluntary business totaled $20.0 million and $9.6 million during the nine months ended September 30, 2023 and 2022, respectively, with the remaining balance relating to our assigned risk business.
The favorable prior year loss development on our voluntary business during the nine months ended September 30, 2023 and 2022 resulted from favorable loss experience.
Employers' current accident year loss and LAE ratio was 63.3% and 63.4% for the three and nine months ended September 30, 2023, compared to 64.1% and 64.0% for the corresponding periods of 2022. Employers' current accident year loss and LAE ratios continue to reflect the impact of key business initiatives: an emphasis on accelerated settlements of open claims; further diversifying its risk exposure across geographic markets, when appropriate; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets.
Commission Expense Ratio. Employers' commission expense ratio was 14.6% and 13.9% for the three and nine months ended September 30, 2023, respectively, compared to 14.2% for each of the three and nine months ended September 30, 2022, and its commission expenses were $26.6 million and $73.6 million for the three and nine months ended September 30, 2023, respectively, compared to $25.2 million and $69.8 million for the corresponding periods of 2022. The increase for the three and nine months ended September 30, 2023 was primarily related to an increase in 2023 agency incentive accruals and an increase in new business writings, which are typically subject to higher commission rates.
Underwriting Expenses Ratio. Employers' underwriting expense ratio was 20.0% and 21.1% for the three and nine months ended September 30, 2023, compared to 20.1% and 20.7% for the corresponding periods of 2022. Employers' underwriting expenses were $36.5 million and $111.8 million for the three and nine months ended September 30, 2023, respectively, compared to $35.7 million and $101.8 million for the corresponding periods of 2022. The net increases in underwriting expenses for the three and nine months ended September 30, 2023, were primarily the result of increases in compensation-related expenses.
Underwriting Income
Employers' underwriting income was $4.1 million and $28.6 million for the three and nine months ended September 30, 2023, respectively, compared to $3.2 million and $15.8 million for each of the corresponding periods of 2022. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Results
For a further discussion of non-underwriting related income and expenses, including Employer's Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, Other Income, Interest and Financing Expenses and Other Expenses see "—Results of Operations —Summary of Consolidated Financial Results".
CERITY
The components of net loss before income taxes for our Cerity segment are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)
Gross premiums written	$2.2	$1.5	$5.1	$3.6
Net premiums written	$2.2	$1.5	$5.1	$3.6

Net premiums earned	$1.9	$0.8	$4.9	$2.0
Net investment income	1.6	1.2	5.0	2.7
Net realized and unrealized losses on investments	(0.4)	(0.3)	(0.2)	(1.6)
Total revenues	3.1	1.7	9.7	3.1

Losses and LAE	1.3	0.6	3.2	1.3
Commission expense	0.1	0.1	0.2	0.1
Underwriting expenses	3.6	3.4	12.0	9.9
Total expenses	5.0	4.1	15.4	11.3

Net loss before income taxes	$(1.9)	$(2.4)	$(5.7)	$(8.2)

Underwriting loss	$(3.1)	$(3.3)	$(10.5)	$(9.3)

Combined ratio	n/m	n/m	n/m	n/m
n/m - not meaningful
Underwriting Results
Gross Premiums Written and Net Premiums Written
Cerity's gross and net premiums written were $2.2 million and $5.1 million for the three and nine months ended September 30, 2023, compared to $1.5 million and $3.6 million for the corresponding periods of 2022.
Net Premiums Earned
Net premiums earned were $1.9 million and $4.9 million for the three and nine months ended September 30, 2023, compared to $0.8 million and $2.0 million for the corresponding periods of 2022.
Losses and LAE, and Underwriting Expenses
Cerity’s current accident year loss and LAE ratios for the three and nine months ended September 30, 2023 and 2022 are highly consistent with those of the Employers’ segment.
Cerity's underwriting expenses were $3.6 million and $12.0 million for the three and nine months ended September 30, 2023, compared to $3.4 million and $9.9 million for the corresponding periods of 2022. The increase in underwriting expenses for the three months ended September 30, 2023, was primarily the result of an increase professional fees, partially offset by a decrease in advertising and marketing expenses. The increase in underwriting expenses for the nine months ended September 30, 2023, was primarily the result of an increase in professional fees.
Cerity's underwriting losses were $3.1 million and $10.5 million for the three and nine months ended September 30, 2023, compared to $3.3 million and $9.3 million for the corresponding periods of 2022. Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned.
Non-Underwriting Results
For a further discussion of non-underwriting related income, including Cerity's Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, see "–Results of Operations –Summary of Consolidated Financial Results Consolidated."
CORPORATE AND OTHER
The components of net (loss) income before income taxes for Corporate and Other are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)
Net investment income	0.9	1.1	$3.0	$2.4
Net realized and unrealized losses on investments	(0.8)	(0.2)	(0.2)	(7.9)
Total revenues (losses)	0.1	0.9	2.8	(5.5)

Losses and LAE - LPT	(1.9)	(2.1)	(5.9)	(6.3)
General and administrative expenses	3.4	2.8	9.9	8.9
Interest and financing expenses	0.1	0.1	0.3	0.3
Total expenses	1.6	0.8	4.3	2.9

Net (loss) income before income taxes	$(1.5)	$0.1	$(1.5)	$(8.4)
Losses and LAE - LPT
The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive Income (Loss).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)
Amortization of the Deferred Gain related to losses	$1.5	$1.7	$4.7	$5.1
Amortization of the Deferred Gain related to contingent commission	0.4	0.4	1.2	1.2
Total impact of the LPT	$1.9	$2.1	$5.9	$6.3
General and Administrative Expenses
Corporate and Other's general and administrative expenses, which consist primarily of EHI's compensation-related expenses, professional fees, and other expenses, were $3.4 million and $9.9 million for the three and nine months ended September 30, 2023, compared to $2.8 million and $8.9 million for the corresponding periods of 2022.
The increase in Corporate and Other's general and administrative expenses for the three months ended September 30, 2023 was primarily the result of an increase in compensation-related expenses. The increase in Corporate and Other's general and administrative expenses for the nine months ended September 30, 2023, was primarily the result of an increase in professional fees.
Non-Underwriting Results
For a further discussion of non-underwriting related income and expenses, including Corporate's Net Investment Income and Net Realized and Unrealized Gains and Losses on Investments, and Interest and Financing Expenses see "—Results of Operations —Summary of Consolidated Financial Results".

Liquidity and Capital Resources
We believe that our total capital position remains strong and that the liquidity available to EHI and its subsidiaries remains adequate. As a result, we do not currently foresee a need to: (i) suspend dividends at either EHI or its insurance subsidiaries; (ii) forego repurchases of EHI's common stock; (iii) seek additional capital; or (iii) seek any material non-investment asset sales.
Holding Company (EHI) Liquidity
EHI is a holding company and its ability to fund its operations is contingent upon its existing capital and the ability of its subsidiaries to pay it dividends. Payment of dividends by EHI's insurance subsidiaries is restricted by state insurance laws and regulations, including laws establishing minimum solvency and liquidity thresholds. EHI requires cash to pay dividends to its stockholders, repurchase its common stock, provide additional surplus to its insurance subsidiaries, and fund its operating expenses.
EHI's insurance subsidiaries’ ability to pay dividends and distributions is based on their reported capital, surplus, and dividends paid within the prior twelve months.
During the first quarter of 2023, ECIC made a $21.0 million dividend payment to its parent company, who in turn distributed that amount to EHI. As a result of that dividend payment, ECIC cannot pay dividends for the remainder of 2023 without prior regulatory approval.
During the first quarter of 2023, EICN made a $9.8 million dividend payment to its parent company, who in turn distributed that amount to EHI. As a result of that dividend payment, EICN cannot pay any dividends for the remainder of 2023 without prior regulatory approval.
During the third quarter of 2023, EPIC made a $22.9 million dividend payment, EAC made a $21.0 million dividend payment and CIC made a $4.0 million dividend payment in each case to their parent company, who in turn distributed that amount to EHI. As a result of those payments, EPIC, EAC and CIC cannot pay dividends for the remainder of 2023 without prior regulatory approval.
Total cash and investments at EHI were $75.8 million at September 30, 2023, consisting of $33.7 million of cash and cash equivalents, $18.0 million of short-term investments, $1.3 million of fixed maturity securities, and $22.8 million of equity securities.
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
The interest rates applicable to loans under the Amended Credit Agreement are based on, at EHI's option, a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Adjusted Term SOFR rate, plus a specified margin, ranging from 1.25% to 2.25%. In addition, EHI will pay a fee on each lender's unused commitment, ranging from 0.20% to 0.50%. Total interest paid and/or fees incurred pursuant to the Amended Credit Agreement or Credit Agreement, as applicable, was $0.1 million for each of the three months ended September 30, 2023 and 2022, and $0.3 million for each of the nine months ended September 30, 2023 and 2022.
The Amended Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth of no less than $900.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Amended Credit Agreement. Through September 30, 2023, EHI has remained in compliance with all of the covenants associated with this credit facility since inception.
EHI had no borrowings outstanding under the Amended Credit Agreement at any time during the nine months ended September 30, 2023.
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

Total cash and investments held by our operating subsidiaries was $2,367.1 million at September 30, 2023, consisting of $75.3 million of cash and cash equivalents, $28.8 million of short-term investments, $1,995.9 million of fixed maturity securities, $176.2 million of equity securities, and $90.9 million of other invested assets. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of September 30, 2023 consisted of $75.1 million of cash and cash equivalents, $170.1 million of publicly traded equity securities whose proceeds are available within three business days and $667.2 million of highly liquid fixed maturity securities whose proceeds are available within three business days. We believe that our subsidiaries’ liquidity needs over the next 24 months will be met with cash from operations, investment income, and maturing investments.
All of our insurance subsidiaries are members of the FHLB. Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
During 2022, our insurance subsidiaries, with the exception of CIC, had received aggregate advances of $182.5 million under the FHLB under the Standard Credit Program, of which $40.4 million remained outstanding at September 30, 2023. The proceeds from these advances were used to purchase an equivalent amount of high-quality collateralized loan obligation securities. As of September 30, 2023, the Company's weighted average annual interest rate on these advances was 5.06%. Interest paid during the three and nine months ended September 30, 2023 were $0.9 million and $4.8 million, respectively, and $1.0 million and $1.2 million for the corresponding periods of 2022. During the three and nine months ended September 30, 2023, our insurance subsidiaries repaid $65.3 million and $142.1 million of their advances under the FHLB Standard Credit Program. Advances can be repaid at any time without penalty and are collateralized by eligible investment securities.
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
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $714.1 million and $745.9 million were on deposit at September 30, 2023 and December 31, 2022, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $70.0 million securities on deposit at both September 30, 2023 and December 31, 2022.
Certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we have assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $2.7 million at each of September 30, 2023 and December 31, 2022.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows for the nine months ended:

	September 30,
	2023	2022
	(in millions)
Cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$21.8	$67.5
Investing activities	225.0	(97.7)
Financing activities	(227.2)	103.2
Increase in cash, cash equivalents, and restricted cash	$19.6	$73.0

For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2023, included net premiums received of $521.1 million and investment income received of $83.2 million. These operating cash inflows were partially offset by net claims payments of $351.8 million, underwriting and general and administrative expenses paid of $125.2 million, commissions paid of $68.6 million, interest paid of $5.2 million, lease termination and related disposal payments of $7.8 million, and federal income taxes paid of $23.9 million.
Net cash provided by operating activities for the nine months ended September 30, 2022, included net premiums received of $478.1 million and investment income received of $60.2 million. These operating cash inflows were partially offset by net claims payments of $286.6 million, underwriting and general and administrative expenses paid of $111.1 million, commissions paid of $59.9 million, and federal income taxes paid of $11.6 million.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2023, related primarily to investment sales, maturities, and redemptions; whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, common stock repurchases, and to repay FHLB advances. The cash provided by these investment activities was partially offset by the investment of premiums received and the reinvestment of funds from investing sales, maturities, redemptions, and interest income.
Net cash used in investing activities for the nine months ended September 30, 2022, related primarily to investing FHLB advances received, premiums received and the reinvestment of funds from investment sales, maturities, redemptions, and interest income. The cash used in these investing activities was partially offset by investment sales, maturities, and redemptions; whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023, related primarily to stockholder dividend payments, common stock repurchases, and repayments of FHLB advances.
Net cash provided by financing activities for the nine months ended September 30, 2022, related primarily to FHLB advances received, partially offset by stockholder dividend payments and common stock repurchases.
Dividends
We paid $22.5 million and $49.3 million in dividends to our stockholders for the nine months ended September 30, 2023 and 2022, respectively. The dividends paid during the nine months ended September 30, 2022 included a special dividend of $1.00 per share, which totaled $27.5 million. The declaration and payment of future dividends to common stockholders, including any special dividends that may be declared in the future, will be at the discretion of our Board of Directors and will depend upon many factors including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors that our Board of Directors deems relevant. On October 25, 2023, the Board of Directors declared a quarterly dividend per share of $0.28, which is payable November 22, 2023 to stockholders of record on November 8, 2023.
Stock Repurchases
We repurchased 367,209 shares of our common stock for $14.3 million during the three months ended September 30, 2023 and we repurchased 1,570,342 shares of our common stock for $61.1 million during the nine months ended September 30, 2023.
Future repurchases of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, general business and social economic conditions, legal, tax, regulatory, and/or contractual restrictions, and any other factors that our Board of Directors deems relevant.
Capital Resources
As of September 30, 2023, the capital resources available to us consisted of $919.0 million of stockholders’ equity and the $100.2 million Deferred Gain.

Contractual Obligations and Commitments
Other than operating expenses, our current and long-term cash requirements include the following contractual obligations and commitments as of September 30, 2023:
Leases
We have entered into lease arrangements for certain equipment and facilities. As of September 30, 2023, we had lease payment obligations of $5.4 million, with $1.5 million payable within 12 months. During the nine months ended September 30, 2023, we incurred a non-recurring charge in connection with the early termination of the lease associated with our former corporate headquarters in Reno, Nevada. This payment included a one-time lease termination payment of $7.6 million.
Other Purchase Obligations
We have other purchase obligations that primarily consist of non-cancellable obligations to acquire capital assets, commitments for information technology and related services, software acquisition and license commitments and other legally binding agreements to purchase services that are to be used in our operations. As of September 30, 2023, we had other purchase obligations of $18.5 million, with $4.9 million payable within 12 months.
Unfunded Investment Commitments
As of September 30, 2023, we had unfunded private equity limited partnership commitments of $28.6 million that can be called at any time.
FHLB Advances
We received advances of $182.5 million from the FHLB under the Standard Credit Program during 2022. These advances, of which $40.4 million remained outstanding as of September 30, 2023, can be perpetually renewed and can be repaid at any time without prepayment penalties or additional fees.
Unpaid Losses and LAE Expenses
We have developed unpaid losses and LAE expense payment patterns that are computed based on historical information. Our calculation of loss and LAE expense payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, to the extent that current estimates of losses and LAE expense vary from actual ultimate claims amounts due to variations between expected and actual payment patterns. As of September 30, 2023, we had unpaid losses and LAE reserves of $1,913.4 million, of which $319.6 million is currently expected to be paid within 12 months.
The unpaid losses and LAE expense payment patterns are gross of reinsurance recoverables for unpaid losses. As of September 30, 2023, we had reinsurance recoverables on unpaid losses and LAE of $426.6 million, of which $30.6 million is currently expected to be received within 12 months.
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
As of September 30, 2023, our investment portfolio consisted of 86% fixed maturity securities. We strive to limit the interest rate risk associated with fixed maturity investments by managing the duration of these securities. Our fixed maturity securities (excluding cash and cash equivalents) had a duration of 4.4 at September 30, 2023. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “A,” using ratings assigned by Standard & Poor’s (S&P) or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity securities portfolio had a weighted average quality of “A+” as of September 30, 2023. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $193.0 million at September 30, 2023, which represented 9% of our investment portfolio at that time. We also have a $6.0 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.

Our other invested assets made up 4% of our investment portfolio as of September 30, 2023 and include private equity limited partnerships. Our investments in private equity limited partnerships totaled $90.9 million at September 30, 2023 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. We expect to receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment or portion thereof, from time-to-time during the full course of the fund term. As of September 30, 2023, we had unfunded commitments to these private equity limited partnerships totaling $28.6 million.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average ending book yield, (each based on the book value of each category of invested assets) as of September 30, 2023.

Category	Estimated Fair Value	Percentage of Total	Book Yield
	(in millions, except percentages)
U.S. Treasuries	$94.1	4.2%	3.0%
U.S. Agencies	2.1	0.1	2.9
States and municipalities	228.2	10.2	3.5
Corporate securities	917.9	41.1	3.6
Residential mortgage-backed securities	343.3	15.3	3.3
Commercial mortgage-backed securities	56.8	2.5	3.5
Asset-backed securities	106.8	4.8	5.1
Collateralized loan obligations	126.6	5.7	7.2
Foreign government securities	9.3	0.4	2.8
Other securities	112.1	5.0	8.5
Equity securities	193.0	8.6	3.2
Short-term investments	46.8	2.1	5.5
Total investments at fair value	$2,237.0	100.0%
Weighted average yield			4.1%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of September 30, 2023 by credit rating category, using the lower of the ratings assigned by Moody’s Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	9.2%
“AA”	36.6
“A”	31.1
“BBB”	14.4
Below Investment Grade	8.7
Total	100.0%
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
In addition to recognizing realized gains and losses upon the disposition of an investment security, we also recognize realized gains or losses on AFS debt securities for changes in CECL. As of September 30, 2023, we have a $3.2 million allowance for CECL on AFS debt securities. During the nine months ended September 30, 2023, we recognized a net $1.3 million decrease to our allowance for CECL on AFS debt securities. The remaining fixed maturity securities whose total fair value was less than amortized cost at September 30, 2023, were those in which we had no intent, need, or requirement to sell at an amount less than their amortized cost.
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
The economic disruptions caused by volatility and credit concerns in certain financial and banking markets, inflationary pressures, and geo-political conditions, have impacted the credit risk associated with certain of our investment holdings. As of September 30, 2023, we have a $3.2 million allowance for CECL on our fixed maturity portfolio. See Note 5 to the consolidated financial statements.
Interest Rate Risk
Investments
The fair value of our fixed maturity portfolio is exposed to interest rate risk, which is the risk of a change in fair value resulting from changes in prevailing interest rates, which we strive to limit by managing duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 4.4 at September 30, 2023. To minimize interest rate risk, our portfolio is weighted toward short-term and intermediate-term bonds; however, our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and the impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of September 30, 2023. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $2,044.0 million as of September 30, 2023, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(228.3)	(11.2)%
200 basis point rise	(155.1)	(7.6)
100 basis point rise	(76.4)	(3.7)
50 basis point decline	51.6	2.5
100 basis point decline	96.7	4.7
200 basis point decline	190.0	9.3
300 basis point decline	285.8	14.0
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of September 30, 2023, the par value of our commercial and residential mortgage-backed securities holdings was $454.1 million, and the amortized cost was 102.6% of par value. Since a majority of our mortgage-backed securities were purchased at a premium that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The commercial and residential mortgage-backed securities portion of the portfolio represented 17.8% of our total investments as of September 30, 2023. Agency-backed residential mortgage pass-throughs represented 92.6% of the residential mortgage-backed securities portion of the portfolio as of September 30, 2023.
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
The table below shows the sensitivity of our equity securities at fair value to price changes as of September 30, 2023:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Decrease in Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Increase in Total Equity Securities
Equity securities	$126.3	$193.0	$173.7	$(19.3)	$212.3	$19.3
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
Increases in market interest rates throughout 2022 and the first nine months of 2023, which were intended to aid in the suppression of inflation, negatively impacted the market value of our existing fixed maturity investments while increasing the yields on our new and variable rate fixed maturity investments.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the Company’s repurchases of its common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
July 1 - July 31	30,000	$38.24	30,000	$49.5
August 1 - August 31	260,216	39.04	260,216	39.4
September 1 - September 30	76,993	38.92	76,993	36.4
	367,209	$38.95	367,209
On July 26, 2023, the Board of Directors authorized a new stock repurchase authorization (the "2023 Program") for up to $50.0 million of repurchases of our common stock from July 31, 2023 through December 31, 2024, unless otherwise extended, terminated or modified by the Board of Directors. The 2023 Program replaces a similar program that was scheduled to expire on December 31, 2023, but whose remaining repurchase authorization had been exhausted. The 2023 Program provides that shares may be purchased in the open market and/or in privately negotiated transactions from time to time, and that all purchases shall be made in compliance with all applicable provisions of the Nevada Revised Statutes and federal and state securities laws including, but not limited to, Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each such term is defined in Item 408(a) of Regulation S-K.

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
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
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

EMPLOYERS HOLDINGS, INC.

Date:	October 27, 2023	/s/ Michael S. Paquette
Michael S. Paquette
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)