Form 10-K
period 2023-12-31
Employers Holdings, Inc.
filed 2024-02-26
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D–1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was $975,608,394.
As of February 20, 2024, there were 25,302,289 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference in Items 11, 12, 13 and 14 of Part III of this report.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
Unless otherwise indicated, all references to "we," "us," "our," the "Company" or similar terms refer to Employers Holdings, Inc., together with its subsidiaries. In this Annual Report on Form 10-K, the Company and its management discuss and make statements based on currently available information regarding their intentions, beliefs, current expectations, and projections of, among other things, the Company's future performance, economic or market conditions, including the evolving nature of the Coronavirus (COVID-19) pandemic, current levels of inflation, changes in interest rates, labor market expectations, catastrophic events or geo-political conditions, legislative or regulatory actions or court decisions, business growth, retention rates, loss costs, claim trends and the impact of key business initiatives, future technologies and planned investments. Certain of these statements may constitute "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often identified by words such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely," or "continue," or other comparable terminology and their negatives. The Company and its management caution investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in the Company's future performance. Factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements include, among other things, those discussed or identified from time to time in the Company's public filings with the Securities and Exchange Commission (SEC), including the risks detailed in Item 1A, "Risk Factors." Except as required by applicable securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I
Item 1. Business
General
Employers Holdings, Inc. (EHI) is a holding company, which was incorporated in Nevada in 2005, with subsidiaries that are specialty providers of workers' compensation insurance and services focused on small and select businesses engaged in low-to-medium hazard industries. We operate throughout the United States (U.S.), with the exception of four states that are served exclusively by their state funds. We offer insurance through Employers Insurance Company of Nevada (EICN), Employers Compensation Insurance Company (ECIC), Employers Preferred Insurance Company (EPIC), Employers Assurance Company (EAC) and Cerity Insurance Company (CIC), each of which has been assigned an A.M. Best Company (A.M. Best) financial strength rating of "A-" (Excellent), with a "positive" outlook, which is the 4th highest of 13 A.M. Best ratings.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, and Proxy Statements for our Annual Meetings of Stockholders are available free of charge on our website at www.employers.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Securities Exchange Act of 1934 (Exchange Act). In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, and charters for the Audit, Board Governance and Nominating, Executive, Finance, Human Capital Management and Compensation, and Risk Management, Technology and Innovation committees of our Board of Directors (Board) are available on our website. Information in, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. Copies of these documents may also be obtained free of charge by written request to Investor Relations, 2340 Corporate Circle, Suite 200, Henderson, Nevada 89074. The SEC also maintains a website at www.sec.gov that contains the information that we file electronically with the SEC.
Property and Casualty Insurance in General
A widely-used measure of relative underwriting performance for an insurance company is the combined ratio. The combined ratio is calculated by adding: (i) the ratio of losses and loss adjustment expense (LAE) to earned premiums (known as the "loss and LAE ratio"); (ii) the ratio of commission expenses to earned premiums (known as the "commission expense ratio"); and (iii) the ratio of underwriting and general and administrative expenses to earned premiums (known as the "underwriting expense ratio"), with each component determined in accordance with U.S. generally accepted accounting principles (GAAP). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit. A combined ratio over 100% indicates that an insurance company is generating an underwriting loss.
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
Our Business Strategy
Our overall strategy is to pursue profitable growth opportunities across workers' compensation insurance market cycles, maximize our investment returns within the constraints of prudent portfolio management, maintain a strong equity capital position at all times, and deliver value to our shareholders while being conscious of environmental, social and governance (ESG) concerns.
Underwriting Strategy
We pursue profitable growth opportunities by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-

term relationships with traditional and specialty insurance agencies, developing important alternative distribution channels, and offering workers' compensation insurance solutions directly to customers.
We believe we have a cost-effective and scalable information technology infrastructure that complements our geographic reach and business model. We continue to invest in technology to automate business processes and further develop our data analytic capabilities, which we believe will enable us to reduce our operating costs over the long-term and set a foundation for our future needs. Our technology saves our insurance agents and brokers, and our policyholders, considerable time and maintains our competitiveness in our target markets.
We also continue to execute a number of ongoing business initiatives, including: achieving internal and customer-facing business process excellence; further diversifying our risk exposure across geographic markets and economic sectors, when appropriate; appetite expansion; and utilizing a multi-company pricing platform and territory-specific pricing.
Beginning in 2021, we extended our reach by applying our established underwriting approach to new industries including landscaping, janitorial and artisan contracting. This has provided meaningful and complementary growth for the company, particularly in hazard groups D and E, as we’ve been able to identify and partner with those small businesses in these classes that fit a desirable low-to-medium risk profile.
This expansion was achieved by thoughtfully considering industries that we previously excluded on a broad basis, and applying a finer approach to identify the lower hazard opportunities within these classes. For example, for the industries that have shown growth in the higher hazard groups (plumbing, HVAC, electricians, painters and finish carpentry), the underwriting appetite in which we operate is defined by specific and preferred characteristics related to the typical job site, standard work activities, and type of equipment utilized, consistent with our low-to-medium risk appetite.
Underwriting discipline remains a top priority as we continue to execute our growth strategy.
Investing Strategy
Our invested assets consist of our stockholders’ capital, as well as funds provided from float. Due to our financial strength and the magnitude of our unpaid loss and loss adjustment expenses, our invested assets provide us with a significant amount of net investment income annually. During the years ended December 31, 2023, 2022, and 2021, our net investment income totaled $106.5 million, $89.8 million and $72.7 million, respectively. In addition, certain of our invested assets also generate net realized and unrealized gains and losses that we record on our Consolidated Statements of Comprehensive Income (Loss). During the years ended December 31, 2023, 2022, and 2021, our net realized and unrealized gains (losses) from those invested assets totaled $22.7 million, $(51.8) million and $54.6 million, respectively.
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
We also believe in returning equity capital not needed for these purposes to our stockholders through regular quarterly dividends and, when feasible, special dividends, and common stock repurchases. During the three-year period ended December 31, 2023, we declared $149.4 million of dividends on our common stock and eligible plan awards, and we repurchased $149.7 million of our common stock. Any future returns of equity capital to our stockholders are dependent on a variety of factors, including our financial position, holding company liquidity, share price, corporate and regulatory requirements, and any other factors that our Board and Finance Committee of our Board (Finance Committee) deem relevant.
ESG Strategy
Our commitment to environmental management includes, among other things, dealing with the current climate crisis as well as environmental sustainability. Social concerns include, among other things, diversity, equity and inclusion, human rights and labor standards. Governance concerns include, among other things, Board and management composition, employee relations, executive and employee compensation, bribery and corruption, and cyber risks, including data protection and privacy.
The Board Governance and Nominating Committee of our Board (Governance Committee) periodically reviews our ESG programs, including receiving periodic updates from our management responsible for such activities.
The following highlights several of our most significant ESG concerns, opportunities and achievements and outlines our strategy with regard to each:

I. Environmental
Investment Portfolio - While we oversee all of our investment activities, we employ several independent investment managers (Investment Managers). Our Investment Managers follow our written investment guidelines, which are approved by the Finance Committee. Our asset allocation is reevaluated by management and reviewed by the Finance Committee on a quarterly basis. We also utilize our Investment Managers' investment advisory services to assist us in developing a tailored set of portfolio targets and objectives.
Our Investment Managers actively monitor the ability of our bond issuers to repay their obligations, remain competitive, and maintain a strong financial position. Our Investment Managers also consider ESG criteria when evaluating investment opportunities. Each of our Investment Managers is a signatory to the United Nations Principles for Responsible Investment Group (UNPRI), an independent non-profit organization that encourages investors to use responsible and sustainable investment practices to enhance returns and better manage risks.
Over the past several years, we have also participated in California’s Climate Risk Carbon Initiative and have altered our investment strategy to avoid owning investments that could be in direct conflict with that initiative. This initiative was designed to provide the public with information relating to potential climate change-related financial risks faced by California insurance companies resulting from exposure to fossil fuel-based investments and includes investments in low-carbon opportunities.
Natural Catastrophe Exposure - We purchase a significant amount of catastrophe reinsurance annually, and the models used to develop our potential exposure to natural catastrophes consider the potential effects of climate change. We believe that our largest exposure to natural catastrophes is currently U.S. earthquake risk.
We believe, based on the most recent catastrophe modeling software, that with our current reinsurance protection we could withstand a greater than 1 in 1,000 year U.S. earthquake occurrence (a 0.1% chance of occurrence).
Carbon Footprint - Over the past few years, we have reduced our carbon footprint by significantly shifting our workforce to more remote and flexible arrangements, thus sharply reducing or eliminating commutes and their resulting carbon emissions. In fact, we have eliminated over 1 million miles of annual commuting by our employees through these actions. In addition, we have closed offices in various states and these employees are working entirely remotely, thus reducing our purchased energy. The national average energy usage for office spaces like ours is 15.9 kWh/sq ft annually, according to the U.S. Energy Information Administration. Our average across all of our facilities was 12.5 kWh/sq ft in 2022, significantly less than the national average.
We have made a concerted effort to limit travel within our operations. We have reduced our in-person board meetings by 50%, shifting to a more virtual environment.
We are also creating more sustainable business practices by building digital systems that will allow our customers to "go paperless" and improving our digital delivery capabilities that will keep future paper waste to a minimum.
Our 2023 Task Force on Climate Related Financial Disclosures (TCFD) Report released in August 2023, is the standard for insurance companies to report their climate related risks that was adopted by the National Association of Insurance Commissioners. The TCFD standard is currently the international benchmark for climate-related disclosures and helps stakeholders understand the climate-related risks to the insurance market. Our 2023 and 2022 TCFD reports are posted on the Company's website at www.employers.com in the Investors section under “ESG and Related Reports.”
II. Social
The Human Capital Management and Compensation Committee of our Board (Compensation Committee) provides advice and oversight of our policies and strategies in relation to culture and human capital management, including diversity, equity and inclusion.
We had 717 full-time employees at December 31, 2023 and our corporate headquarters are located at 2340 Corporate Circle, Suite 200, Henderson, Nevada.
Human Capital - We believe that our employees are among our most important resources and they are critical to our continued success and good reputation. Our strategy is to attract and retain responsible, talented and experienced individuals through various initiatives that promote inclusion, diversity and fair pay. We continue to take positive action to increase diversity, equity and inclusion within the Company. We continue to review our hiring, promotion and succession practices at all levels within the Company. In recent years, we have made improvements in female representation in leadership roles such that women currently represent 63% of all our employees, 70% of our managers and supervisors, 44% of our vice presidents and directors, 67% of our executive team and 33% of our members of the Board. Through these initiatives, we seek to create an inclusive and engaged work community, minimize employee turnover, and improve recruitment.
The work environment we create and the way our employees treat and interact with one another affects job satisfaction and the way we perform our jobs. We respect the privacy and dignity of all individuals and recognize that our employees want and deserve a safe and healthy workplace where they are respected and appreciated. All employees must contribute to the creation and maintenance of such an environment.
We are committed to providing equal employment opportunity to qualified applicants without regard to race, creed, color, religion, sex, national origin or ancestry, age, marital status, pregnancy, sexual orientation, gender identification, medical condition, genetic information, disability, veteran status, and/or any other characteristic protected by law. This policy extends to all areas of employment, including recruitment, selection and placement, compensation, promotion and transfer, disciplinary measures, demotion, layoffs and terminations, testing and training, working conditions, awards and benefits, and all other employment-related matters.
We require our employees to follow specific rules of professional conduct that will protect the interests and safety of all employees and the organization. Employees and our Board are required to familiarize themselves with our comprehensive Code of Business Conduct and Ethics Policy and must remain in compliance with periodic training thereon, which is designed to assist them in conducting business in a legal, professional and ethical manner.
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
Policyholders and Their Employees - Our Risk Advisory services are focused on assisting our policyholders in developing a positive safety culture, helping to ensure employees have a voice and are active participants in their workplace safety and well-being. Among our loss control services are hazard analyses to evaluate operations and make recommendations for hazard control, management and supervisory education programs to assist in reinforcing best health and safety practices, and employee safety presentations and training.
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
III. Governance
Board and Management Composition and Conduct - Our Annual Proxy Statements and Annual Reports on Form 10-K provide details regarding the composition of our Board and our management. As previously mentioned, the Compensation Committee provides advice, direction and oversight of the Company's policies and strategies in relation to culture and human capital management, including with regard to diversity, equity and inclusion, and oversees the Company's compensation plans, policies, programs and practices applicable to our Chief Executive Officer (CEO) and other executive officers, including the Company's executive compensation plans, employee benefit plans, and incentive-compensation and equity-based plans.
Our Board consists of members with diverse and varied ages, genders, racial and ethnic backgrounds and wide-ranging professional experiences. All members of our Board are independent, with the exception of our CEO Katherine Antonello. Our Board's Committee Charters, Corporate Governance Guidelines, Related Person Transactions Policy and Procedures, Code of Business Conduct and Ethics, and Code of Ethics for Senior Financial Officers are posted on the Company's website at www.employers.com.
Information Security and Cybersecurity - Our Risk Management, Technology and Innovation Committee of the Board (Risk Committee) reviews and advises on our: (i) information security and data privacy risks, including the assessment, analysis and mitigation of related risks; and (ii) cybersecurity strategy, including: identification and assessment of internal and external cybersecurity risks; protection against cyber security risks; and detection, response and mitigation of negative effects from cyber-attacks.
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

Recent Events and Trends
Premium Production and Policies In-Force
Our growth in 2023 was primarily the result of higher new and renewal business premiums. Our new business premiums written in 2023 were $201.9 million versus $167.7 million in 2022 and $145.2 million in 2021, while our renewal premiums in 2023 were $526.7 million versus $483.2 million in 2022 and $449.5 million in 2021.
We ended the year with a record number of policies in-force. This growth resulted in part from our continued appetite expansion efforts, which are complementary to our business model and are contributing favorably to our top-line growth. As U.S. labor market shortages improve and wage inflation continues, we believe that rising payrolls will bring further improvement to our top line.
Our Investment Portfolio and Net Investment Income
Sharp increases in market interest rates throughout 2022 negatively impacted the fair value of our fixed maturity investments. In addition, economic and market disruptions caused by volatility and credit concerns in certain financial and banking markets, inflationary pressures, and geo-political uncertainties, negatively impacted the fair value of our equity securities. The negative impacts to our investment portfolio experienced in 2022 consisted primarily of unrealized investment losses.
In 2023, despite intra-year volatility, market interest rates largely stabilized compared to those of 2022. As a result, we were able to buy and sell fixed maturity securities opportunistically throughout the year, capitalizing on our float, which resulted in higher yields and an increase to the average duration of our fixed maturity securities. In addition, equity markets performed well in 2023, as measured by the performance of the Standard & Poor’s 500 Index, particularly during the fourth quarter. These factors served to meaningfully reduce, but did not eliminate, the unrealized losses that we incurred in 2022.
In summary, we experienced $58.9 million of pretax net unrealized investment gains arising from our fixed maturity investments in 2023, versus $256.1 million of pretax losses in 2022, and we experienced $30.7 million of pretax net unrealized investment gains arising from our equity securities and other investments in 2023, versus $48.2 million of pretax losses in 2022.
Conversely, the sharp increases in market interest rates that began in 2022 have favorably impacted our net investment income in 2023 and 2022. As a result, our 2023 net investment income increased to $106.5 million versus $89.8 million in 2022 and $72.7 million in 2021.
Description of Business
We are a specialty provider of workers' compensation insurance focused on select small businesses in low-to-medium hazard industries. We employ a disciplined, conservative underwriting approach designed to individually select specific types of businesses, predominantly those in the lowest four of the seven workers' compensation insurance industry-defined hazard groups, that we believe will have fewer and less costly claims relative to other businesses in the same hazard groups. Workers' compensation is provided under a statutory system wherein most employers are required to provide coverage for their employees' medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers' compensation insurance throughout most of the United States, with a concentration in California, where 45% of our in-force premiums are generated.
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
We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain (Deferred Gain) was recorded as a liability on our Consolidated Balance Sheets. The contingent profit commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement. We are entitled to receive a contingent profit commission under the LPT Agreement through June 30, 2024.

We had total assets of $3.6 billion and $3.7 billion at December 31, 2023 and 2022, respectively. The following table highlights key results of our operations for the last three years.

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Net premiums written	$760.6	$707.2	$583.1
Total revenues	850.9	713.5	703.1
Net income	118.1	48.4	119.3
Our insurance subsidiaries are domiciled in the following states:

State of Domicile
Employers Insurance Company of Nevada (EICN)	Nevada
Employers Compensation Insurance Company (ECIC)	California
Employers Preferred Insurance Company (EPIC)	Florida
Employers Assurance Company (EAC)	Florida
Cerity Insurance Company (CIC)	New York
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
We utilize a claim triage predictive model nationally that provides us with early identification of those claims likely to develop into large losses. Leveraging this information, we ensure the right resources and strategies are brought to bear on those claims early in the process.
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
Reportable Segment
We operate our business as a single segment, Insurance Operations, through our wholly owned subsidiaries. In the fourth quarter of 2023, we developed and executed an integration plan to consolidate our previously segregated direct-to-consumer operations (Cerity) into our mainstream operations, while retaining its digital distribution capabilities. The integration plan, which will allow us to operate more efficiently and generate cost savings, resulted in a change in the composition of our reportable segments by eliminating any distinction among our former segments, which were: Employers and Cerity.
Information Technology
Core Operating Systems and Development of New Technologies and Capabilities
We continue to invest in technology to automate business processes and further develop our data and analytics capabilities, which we believe will enable us to reduce our operating costs over the long-term and set a foundation for our future needs. Our technology saves our insurance agents and brokers, and our policyholders, considerable time and maintains our competitiveness in our target markets.
We believe that our ongoing plan to develop and implement new technologies and capabilities continues to fundamentally transform and enhance the digital experience of our workforce, customers, policyholders, and agents. We also believe that these technological and intellectual capabilities will support our future growth initiatives, provide direct access to workers' compensation insurance to those customers seeking an online experience, provide us with greater pricing precision and flexibility, and promote long-term value creation. As part of our continued technology and process improvement initiatives, we implemented a new comprehensive claims system in 2021, which has enabled, and we believe will further enable, us to enhance and streamline our claims handling processes.
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

Cybersecurity and Privacy
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
Additional information regarding our Cybersecurity risk management, strategy and governance, is set forth under "Item 1C -Cybersecurity."
Workers' Compensation Premiums
Generally, the workers' compensation insurance industry classifies risks into seven hazard groups (A-G). Classes of business in hazard group A have the lowest potential for large claims, while those in hazard group G have the highest potential for large claims. We generally target select small businesses engaged in low-to-medium hazard industries. Our underwriters use their local market expertise and disciplined underwriting to select specific types of businesses and risks within the classes of business we underwrite that allow us to generate loss ratios that are better than the industry average.
Our total in-force premiums were $694.6 million, $622.5 million and $571.4 million as of December 31, 2023, 2022, and 2021, respectively. In-force premiums represent the estimated annual premium on all policies that are active and in-force at that date. More specifically, in-force premiums include policy endorsements but exclude final audit premium. When adjusting for estimated final audit premium, our total in-force premiums were $740.2 million, $662.0 million and $613.7 million as of December 31, 2023, 2022, and 2021, respectively. We focus on in-force premium because it represents premium that is available for renewal in the future.
The following table shows our in-force premiums, our in-force premiums including estimated final audit premium, and number of policies in-force for each of our largest states and all other states combined as of December 31:

	2023		2022		2021
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$311.5	43,353	$279.7	42,876	$258.4	40,704
Florida	56.6	10,008	49.4	9,417	41.1	7,989
New York	31.9	7,603	27.3	7,497	24.5	7,307
Other (43 states and D.C.)	294.6	65,445	266.1	61,566	247.4	55,350
Total in-force	$694.6	126,409	$622.5	121,356	$571.4	111,350
Estimated audit premium	45.6	—	39.5	—	42.3	—
Total in-force, including estimated audit premium	$740.2	126,409	$662.0	121,356	$613.7	111,350
From 2021 through 2023, our total in-force premiums increased 21.6% and our policies in-force increased 13.5%.
The following table sets forth our in-force premiums, excluding estimated final audit premium, by hazard group and as a percentage of our total in-force premiums as of December 31:

Hazard Group	2023	Percentage of 2023 Total	2022	Percentage of 2022 Total	2021	Percentage of 2021 Total
	(in millions, except percentages)
A	$132.6	19.1%	$126.4	20.3%	$125.6	22.0%
B	163.5	23.5	174.6	28.0	162.8	28.5
C	147.6	21.2	181.3	29.2	173.0	30.3
D	146.2	21.1	101.3	16.3	92.1	16.1
E	57.5	8.3	28.6	4.6	15.1	2.6
F	29.6	4.3	9.5	1.5	2.3	0.4
G	17.6	2.5	0.8	0.1	0.5	0.1
Total in-force	$694.6	100.0%	$622.5	100.0%	$571.4	100.0%

In-force premiums, excluding estimated final audit premium, for our top ten employer classifications as of December 31, 2023, and as a percentage of our total in-force premiums as of December 31, 2023, 2022, and 2021 were as follows:

	2023		2022	2021
Employer Classifications	In-force Premiums	Percentage of Total	Percentage of Total	Percentage of Total
	(in millions, except percentages)
Restaurants and Other Eating Places	$120.7	17.4%	19.4%	21.1%
Traveler Accommodation	43.8	6.3	6.6	7.3
Automobile Dealers	25.5	3.7	4.0	4.5
Services to Buildings and Dwellings	25.4	3.7	3.7	3.1
Automotive Repair and Maintenance	23.7	3.4	3.9	4.2
Real Estate Management	22.7	3.3	3.3	3.3
Schools	20.2	2.9	3.0	3.0
Offices of Physicians	19.7	2.8	3.4	3.7
Other Store Retailers	17.3	2.5	2.6	2.6
Wholesale Stores	17.3	2.5	2.4	2.6
Total	$336.3	48.5%	52.3%	55.4%
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
As of December 31, 2023 and 2022, our policyholders had average annual in-force premiums of $5,495 and $5,130, respectively. When adjusting for estimated final audit premium, as of December 31, 2023 and 2022, our policyholders had average annual in-force premiums of $5,856 and $5,480, respectively. We are not dependent on any single policyholder, and the loss of any single policyholder would not have a material adverse effect on our business.
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
For a detailed description of our reserves, and the judgments, key assumptions and actuarial methodologies that we use to estimate our reserves, see "Item 7 –Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations –Critical Accounting Estimates –Reserves for Losses and LAE" and Note 9 in the Notes to our Consolidated Financial Statements.

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
Excess of Loss Reinsurance
Our current reinsurance program applies to all covered losses occurring between 12:01 a.m. July 1, 2023 and 12:01 a.m. July 1, 2024 and consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions. The coverage under our prior annual reinsurance programs that ended as of June 30, 2023 and 2022 were also $190.0 million in excess of our $10.0 million retention on a per occurrence basis. We are solely responsible for any losses we suffer above $200.0 million except those covered by the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA of 2019). See "—Terrorism Risk Insurance Program." Covered losses that occur prior to expiration or cancellation of the applicable reinsurance agreement continue to be obligations of the subscribing reinsurers, subject to the other conditions in the agreement. The subscribing reinsurers may terminate the agreement only for our breach of the obligations of the agreement. We are responsible for the losses if the subscribing reinsurer cannot or refuses to pay.
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
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775.0 million in cash. The LPT Agreement, which ceded to the reinsurers substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2.0 billion, excluding losses for burial and transportation expenses. The estimated remaining liabilities subject to the LPT Agreement were approximately $291.7 million and $308.6 million, as of December 31, 2023 and 2022, respectively (See Note 10 in the Notes to our Consolidated Financial Statements). Losses and LAE paid with respect to the LPT Agreement totaled approximately $877.6 million and $858.9 million through December 31, 2023 and 2022, respectively.
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
We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain was recorded as a liability on our Consolidated Balance Sheets as Deferred Gain. We are also entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement through June 30, 2024. As of December 31, 2023, our estimate of the ultimate expected contingent profit commission was $69.6 million, of which $55.4 million has been settled.
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
We review the aging of our reinsurance recoverables on a quarterly basis and no material amounts due from our reinsurers have been written-off as uncollectible since our inception in 2000. At December 31, 2023, we had no reinsurance recoverables on paid losses that were greater than 90 days overdue.
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
As of December 31, 2023, the total carrying value of our investment portfolio was more than $2.2 billion. These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.
While we oversee all of our investment activities, we employ independent Investment Managers. Our Investment Managers follow our written investment guidelines, which are approved by the Finance Committee. Our asset allocation is reevaluated by management and reviewed by the Finance Committee on a quarterly basis. We also utilize our Investment Managers' investment advisory services to assist us in developing a tailored set of portfolio targets and objectives.
Our Investment Managers actively monitor the ability of our bond issuers to repay their obligations, remain competitive, and maintain a strong financial position. Our Investment Managers also consider ESG criteria when evaluating investment opportunities. Each of our Investment Managers is a signatory to the UNPRI.
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
We had approximately 2,500 traditional insurance agencies that marketed and sold our insurance products at December 31, 2023. These agencies generated 67.1%, 69.3%, and 71.8% of our in-force premiums at December 31, 2023, 2022, and 2021, respectively, and our largest traditional insurance agency generated less than five percent of our in-force premiums at each of December 31, 2023, 2022, and 2021.
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
Specialty agents and distribution partners generated 32.9%, 30.7%, and 28.2% of our in-force premiums as of December 31, 2023, 2022, and 2021, respectively. Our strong presence and relationships with these digital and payroll specialty entities allow us to approach new customers that we would not otherwise have access to through our traditional insurance agency distribution channel. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our traditional agents, and we continue to actively seek new partnerships and alliances in these areas.
A significant concentration of our business is generated by our specialty agent ADP. ADP is the largest payroll services provider in the United States. As part of its services, ADP sells our workers' compensation insurance product along with its payroll and accounting services through its insurance agency and field sales staff. ADP generated 16.2%, 15.0%, and 13.1% of our in-force premiums as of December 31, 2023, 2022, and 2021, respectively. The majority of this business is written through ADP's small business unit, which specializes in accounts from 1 to 50 employees. Our relationship with ADP is non-exclusive; however, we believe that we are a key partner for ADP in our selected markets and classes of business.
Our digital distribution channel utilizes proprietary application programming interfaces (APIs) to submit, quote and bind applications for workers' compensation insurance. Our digital channel is comprised of digital marketplace platforms as well as appointed digital retail and wholesale agency models. Digital agents generated 5.0%, 4.5%, and 3.5% of our in-force premiums as of December 31, 2023, 2022, and 2021, respectively. We continue to actively seek new digital distribution partnerships and expect our existing partnerships to continue to grow in this channel.
Direct-to-Customer
To address the changing buying behaviors of small and micro-businesses, we continue our commitment to our Cerity brand, which offers digital insurance solutions, including direct-to-customer workers' compensation coverage. Cerity specializes in smaller risks in those classes of business where we believe that customers prefer an online experience and offers a digital and mobile-friendly experience that allows small businesses to easily acquire and maintain their policies.
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
Detailed annual and quarterly financial statements, prepared in accordance with statutory accounting principles (SAP), and other reports are required to be filed with the insurance regulator in each of the states in which we are licensed to transact business. The California Department of Insurance (California DOI), Florida Office of Insurance Regulation (Florida OIR), Nevada Division of Insurance (Nevada DOI), and New York Department of Financial Services (New York DFS) periodically examine the statutory financial statements of their respective domiciliary insurance companies. The most recent financial examinations for each of our insurance companies were conducted as of December 31, 2022.
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
Change of Control. Our insurance subsidiaries are domiciled in California, Florida, Nevada, and New York. The insurance laws of these states generally require that any person seeking to acquire control of a domestic insurance company must obtain the prior approval of the state's insurance commissioner. In California, Florida, Nevada, and New York, "control" is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states in which we are licensed require pre-notification to the state's insurance commissioner of a proposed change in control of a non-domestic insurance company licensed in those states.
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
The ability of EHI to pay dividends on common stock, repurchase common stock, and to pay other expenses will be dependent to a significant extent upon the ability of our insurance subsidiaries (EICN, ECIC, EPIC, EAC, and CIC) to pay dividends to their immediate holding companies, Employers Group, Inc. (EGI) and Cerity Group, Inc. (CGI) and, in turn, the ability of EGI and CGI to pay dividends to EHI. Additional information regarding financial, dividend, and investment restrictions is set forth in Note 15 in the Notes to our Consolidated Financial Statements.
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
Under the Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These risk-based capital (RBC) requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model, known as the "Authorized Control Level" of RBC. At December 31, 2023, each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements.
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
Premiums are based on the particular class of business and our estimates of expected losses and LAE and other expenses related to the policies we underwrite. We analyze many factors when pricing a policy, including the policyholder's prior loss history and industry classification. Inaccurate information regarding a policyholder's past claims experience or inaccurate estimates of expected losses and LAE could put us at risk for mispricing our policies, which could have a material adverse effect on our business, financial condition, and results of operations. For example, when initiating coverage on a policyholder, we must rely on the information provided by the policyholder, agent, or the policyholder's previous insurer(s) to properly estimate future claims expense. In order to set premium rates accurately, we must utilize an appropriate pricing model that correctly assesses risks based on individual characteristics and takes into account actual and projected industry characteristics.
Wage inflation has increased the payrolls of our policyholders, which is the basis for the premiums we charge. Wage inflation can also impact the amount of future indemnity losses that we may incur, which could serve to offset any increase in premiums and negatively impact our financial condition and results of operations.
Intense competition and the fact that we write only a single line of insurance could adversely affect our ability to sell policies at rates that we deem adequate.
The market for workers' compensation insurance products is highly competitive. Competition in our business is based on many factors, including premiums charged, services provided, ease of doing business, financial ratings assigned by independent rating agencies, speed of claims payments, reputation, policyholder dividends, perceived financial strength, and general experience. In some cases, our competitors offer lower priced products than we do. If our competitors offer more competitive prices, policyholder dividends, or payment plans, services or commissions to our agents, brokers, and other distributors, we could lose market share and be forced to reduce our premium rates, or increase commission rates, either of which could adversely affect our profitability. We compete with regional and national insurance companies, professional employer organizations, third-party administrators, self-insured employers, and state insurance funds. Our main competitors vary from state to state, but they are usually those companies that offer a full range of services in underwriting, loss control, and claims. We compete based on the services that we offer to our policyholders and on ease of doing business rather than solely on price.
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
Many of our competitors are multi-line carriers that can price the workers' compensation insurance they offer at a loss to obtain other lines of business at a profit. This creates a competitive disadvantage for us, as we only offer a single line of insurance. For example, a business may find it more efficient or less expensive to purchase multiple lines of commercial insurance coverage from a single carrier. Additionally, we primarily target small businesses, which may be more significantly and disproportionately impacted by a downturn in economic conditions.
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
Our business is concentrated in California, where we generated 45% of our in-force premiums as of December 31, 2023. Accordingly, the loss environment and any unfavorable business, economic, demographic, natural perils, competitive, and regulatory conditions in California could have a significant adverse impact on our business.
Many California businesses are dependent on tourism revenues, which are, in turn, dependent on a robust economy. A downturn in the national economy or the economy of California, or any other event that causes deterioration in tourism, could adversely impact small businesses, such as restaurants, that we have targeted as customers. The insolvency of a significant number of small businesses could also have a material adverse effect on our financial condition and results of operations. California is also exposed to climate and environmental changes, especially natural perils such as earthquakes and wildfires. In addition, California could be more adversely impacted by pandemics and terrorist acts than most other states due to population density in its major metropolitan areas. Additionally, the workers' compensation industry has seen a higher level of claims litigation in California, which could expose us beyond the liabilities currently expected and included on our financial statements. Because of the concentration of our business in California, we may be exposed to losses and business, economic, and regulatory risks or risk from natural perils that are greater than the risks associated with companies with greater geographic diversification.
We rely on traditional insurance agents, specialty agents, brokers and other distribution partners.
We market and sell many of our insurance products through non-exclusive insurance agents and brokers. These agents and brokers are not obligated to promote our products and can and do sell our competitors' products. In addition, these agents and brokers may find it easier to promote the broader range of programs of some of our competitors than to promote our single-line workers' compensation insurance products. The loss or disruption of business from our insurance agents and brokers, or the failure or inability of these agents, and brokers, and our other distribution partners, to successfully market our insurance products could have a material adverse effect on our business, financial condition, and results of operations.
ADP, our largest distribution agent, generated 16.2% of our total in-force premiums as of December 31, 2023. Our agreement with ADP is not exclusive. The termination of this agreement, our failure to maintain a good relationship with ADP, or its failure to successfully market our products could each materially reduce our revenues and could have a material adverse effect on our results of operations. In addition, we are subject to the risk that ADP may face financial difficulties, reputational issues, or problems with respect to its own products and services, any of which may lead to decreased sales of our products and services. Significant industry consolidation among agencies (not limited to ADP), partners, or new entrants to the workers' compensation marketplace could impact our business opportunities and revenues.
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
As our industry becomes increasingly reliant on data analytics and artificial intelligence to improve pricing and be more targeted in marketing, our competitors may have better information, greater financial resources and/or be more efficient in leveraging these tools than we are, which could put us at a competitive disadvantage.
If we are unable to obtain reinsurance or collect on ceded reinsurance, our ability to write new policies and to renew existing policies could be adversely affected and our financial condition and results of operations could be materially adversely affected.
At December 31, 2023, we had $433.8 million of reinsurance recoverable for paid and unpaid losses and LAE, of which $6.3 million was due to us on paid claims.
We purchase reinsurance to protect us against severe claims and certain catastrophic events. Our reinsurance protection covers natural perils and acts of terrorism events, but excludes nuclear, biological, chemical, and radiological events. On July 1, 2023, we entered into a new reinsurance program that is effective through June 30, 2024. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions.
The availability, amount, and cost of reinsurance depend on market conditions and our loss experience and may fluctuate significantly. We cannot be certain that our reinsurance agreements will be renewed or replaced prior to their expiration with terms satisfactory to us. If we are unable to renew or replace our reinsurance agreements with terms satisfactory to us, our net liability on individual risks could increase and we would have greater exposure to large and catastrophic losses, which could have a material adverse effect on our financial condition and results of operations.
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
On January 1, 2000, EICN assumed all of the assets, liabilities, and operations of the Fund, including losses incurred by the Fund prior to such date. EICN also assumed the Fund's rights and obligations associated with the LPT Agreement that the Fund entered into with third party reinsurers with respect to its losses incurred prior to July 1, 1995. See "Item 1 -Business -Reinsurance -LPT Agreement." The reinsurers under the LPT Agreement agreed to assume responsibility for the claims at the benefit levels which existed in June 1999. Accordingly, if the Nevada legislature were to increase the benefits payable for the pre-July 1, 1995 claims in the future, we could be responsible for the increased benefit costs to the extent of the legislative increase.
We could be liable for some or all of those ceded losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers that are a party to such transaction. As of December 31, 2023, the estimated remaining liabilities subject to the LPT Agreement were $291.7 million. If we are unable to collect on these reinsurance recoverables, our financial condition and results of operations could be materially adversely affected.
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
The effects of lingering U.S. labor market shortages impacting certain employer classifications that we insure, inflationary pressures, volatility and credit concerns in certain financial and banking markets, monetary and fiscal policy measures, recessionary concerns and, overall general economic instability have, at times, caused disruptions in business activity. All states, including California, where we generated 45% of our in-force premiums as of December 31, 2023, have experienced adverse economic impacts.
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
A.M. Best may increase the frequency and scope of its reviews and request additional information from the companies that it rates, including additional information regarding the valuation of investment securities held and/or susceptibilities to inflationary pressures. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies.
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
Several factors contribute to the inherent uncertainty in establishing estimated losses, including the length of time to settle long-term, severe cases, the long-term health implications of the COVID-19 pandemic, claim cost inflation (deflation) trends, current and future economic conditions, and uncertainties in the long-term outcome of legislative reforms. Judgment is required in applying actuarial techniques to determine the relevance of historical payment and claim settlement patterns under current facts and circumstances. In certain states, we have a relatively short operating history and must rely on a combination of industry experience and our specific experience regarding claims emergence and payment patterns, medical cost inflation, and claim cost trends, adjusted for future anticipated changes in claims-related and economic trends, as well as regulatory and legislative changes, to establish our best estimate of reserves for losses and LAE. As we receive new information and update our assumptions over time regarding the ultimate liability, our loss reserves may prove to be inadequate to cover our actual losses, and we have in the past made, and may in the future make, adjustments to our reserves based on various factors.
Our estimates for losses and LAE include assumptions about the timing of closure and future payment of claims and claims handling expenses, such as medical treatments and litigation costs. Inflation is also incorporated in our reserving process through projections supported by historical loss emergence. Additional inflationary concerns are considered in determining the level and adequacy of our reserves for losses and LAE, and particular consideration is given to medical and hospital inflation rates as these inflation rates have historically exceeded general inflation rates. To the extent that inflation causes these costs to increase above our established reserves, we will be required to increase those reserves for losses and LAE, which would negatively impact our financial condition and results of operations.
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
Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by the 2002 Act, or its extension, TRIPRA of 2019, the risk of severe losses to us from acts of terrorism has not been eliminated because our excess of loss reinsurance treaty program contains various sub-limits and exclusions limiting our reinsurers' obligation to cover losses caused by acts of terrorism. Our excess of loss reinsurance treaties do not protect against nuclear, biological, chemical, or radiological events. If such an event were to impact one or more of the businesses we insure, we would be entirely responsible for any workers' compensation claims arising out of such event, subject to the terms of the 2002 Act and TRIPRA of 2019 and we could suffer substantial losses as a result.
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
•ESG practices;
•mergers, acquisitions, and divestitures involving our insurance subsidiaries;
•licensing requirements and approvals that affect our ability to do business;
•applicable privacy laws, including the protection of nonpublic personal information and personally identifiable information, including health information;
•cyber-security laws and regulations;
•potential assessments for the settlement of covered claims under insurance policies issued by impaired, insolvent, or failed insurance companies or other assessments imposed by regulatory agencies; and
•the amount of dividends that our insurance subsidiaries may pay to EGI and CGI and, in turn, the ability of EGI and CGI to pay dividends to EHI.
Workers' compensation insurance is statutorily required in all the states in which we do business, except for Texas. State laws and regulations specify the form and content of policy coverage and the rights and benefits that are available to injured workers, their representatives, and medical providers. Additionally, any retrospective change in regulatory required benefits could materially increase the benefits costs that we would be responsible for to the extent of the legislative increase.
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
Our insurance subsidiaries are involved in various administrative proceedings and legal actions in the normal course of their business and could be impacted by adverse judicial decisions. Our subsidiaries have responded to such actions and intend to defend these claims. These claims or decisions concern issues including eligibility for workers' compensation insurance coverage or benefits, the extent of injuries, wage determinations, disability ratings, and bad faith and extra-contractual liability. Adverse decisions in administrative proceedings, legal actions, or judicial decisions could require us to pay significant amounts in the aggregate or to change the way we administer claims, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our insurance subsidiaries are domiciled in California, Florida, Nevada, and New York. The insurance laws of these states generally require that any person seeking to acquire control of a domestic insurance company obtain the prior approval of the state's insurance commissioner. In California, Florida, Nevada, and New York, "control" is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states in which we are licensed require pre-notification to the state's insurance commissioner of a change in control of a non-domestic insurance company licensed in those states. Because we have insurance subsidiaries domiciled in California, Florida, Nevada, and New York, any transaction that would constitute a change in control of us would generally require the party attempting to acquire control to obtain the prior approval of the insurance commissioners of these states and may require pre-notification of the proposed change of control in these or other states in which we are licensed to transact business. The time required to obtain these approvals may result in a material delay of, or deter, any such transaction. These laws may discourage potential acquisition proposals or tender offers, and may delay, deter, or prevent a change of control, even if the acquisition proposal or tender offer is favorable to our stockholders.
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
•permitting our Board to issue preferred stock in one or more series;
•imposing advance notice requirements for nominations for election to our Board and/or for proposing matters that can be acted upon by stockholders at the stockholder meetings; and
•prohibiting stockholder action by written consent, thereby limiting stockholder action to that taken at an annual or special meeting of our stockholders.

These provisions may make it difficult for stockholders to replace Directors and could have the effect of discouraging a future takeover attempt that is not approved by our Board, but which stockholders might consider favorable. Additionally, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock.
General Risk Factors
We may be unable to realize our investment objectives, and economic conditions in the financial markets could lead to investment losses.
Investment income is an important component of our revenue and net income. Our investment portfolio is managed by independent asset managers that operate under investment guidelines approved by the Finance Committee. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks that are beyond our control, including risks related to general economic conditions, interest rate fluctuations or prolonged periods of high or low interest rates, and market volatility. Interest rates are highly sensitive to many factors, including governmental fiscal and monetary policies and domestic and international economic and political conditions. These and other factors affect the capital markets and, consequently, the value of our investment portfolio.
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
Sharp increases in market interest rates throughout 2022 negatively impacted the fair value of our fixed maturity investments. In addition, economic and market disruptions caused by volatility and credit concerns in certain financial and banking markets, inflationary pressures, and geo-political uncertainties, negatively impacted the fair value of our equity securities in 2022. The negative impacts to our investment portfolio experienced in 2022 consisted primarily of unrealized investment losses.
In 2023, despite intra-year volatility, market interest rates largely stabilized and equity markets performed well versus those of 2022. These factors served to meaningfully reduce, but did not eliminate, the unrealized losses that we experienced in 2022.
The outlook for our investment income is dependent on the direction of interest rates, maturity schedules, and cash available for investment. In addition, the fair value of our fixed maturity securities that are available-for-sale (AFS) fluctuate with changes in interest rates and credit risk assumptions, which cause fluctuations in our stockholders' equity, net income and comprehensive income. A significant decline in our investment income or the value of our investments as a result of changes in interest rates, deterioration in the credit of companies or municipalities in which we have invested, decreased dividend payments, general market conditions, or events that have an adverse impact on any particular industry or geographic region in which we hold significant investments could have an adverse effect on our net income and, as a result, on our stockholders' equity and policyholder surplus.
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
Our future capital requirements will depend on many factors, including state regulatory requirements, our ability to write new business successfully, and our ability to establish premium rates and reserves at levels sufficient to cover losses. If we must raise additional capital, equity or debt financing may not be available on terms that are favorable to us. In the case of equity financings, there could be dilution to our stockholders and the securities may have rights, preferences, and privileges senior to our common stock. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to implement our future growth or operating plans and our business, financial condition, and results of operations could be materially adversely affected.
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
Our success depends in substantial part on our ability to attract and retain qualified executive officers, experienced underwriting and claims personnel, and other highly skilled employees who are knowledgeable about our business. The current success of our business is dependent in significant part on the efforts of our executive officers. Many of our employees are also particularly important to our operations because of their industry expertise, knowledge of our markets, and relationships with the insurance agents and brokers who sell our products. Higher levels of wage inflation and U.S. labor market shortages may lead to increased staffing expenses, increased turnover rates among key personnel and difficulty filling new and vacant roles. As a result, our operations may be disrupted and/or our financial performance and results of operations may be adversely affected. Further, if we were to lose the services of members of our management team or other key employees, we may be unable to find replacements satisfactory to us and our business, which could disrupt our operations and adversely impact our financial performance and results of operations.
We rely on our information technology and telecommunication systems, including those of third parties that we outsource certain business functions to, and the disruption or failure of these systems, cyber-attacks on these systems, or security breaches or incidents could materially and adversely affect our business.
Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems, including those of third parties to which we outsource certain functions. We rely on these systems to operate key aspects of our business, including processing and generating new and renewal business, providing customer service, administering and making payments on claims, facilitating collections, and underwriting and administering the policies we write. Additionally, our business and operations involve the collection, storage, transmission, and other processing of personal data and certain other sensitive and proprietary data.
Companies are increasingly subject to a wide variety of attacks on their systems and networks on an ongoing basis. In addition to threats from traditional computer “hackers,” we face threats from malicious code (such as malware, viruses, worms, and ransomware), employee or contractor error or malfeasance, fraud, misconduct, or misuse, phishing, social engineering attacks and denial-of-service attacks. We could be a target for cybersecurity attacks designed to disrupt our operations or to attempt to gain access to our systems, data processed or maintained in our business, trade secrets, or other proprietary information or financial resources. The third parties we have outsourced business functions to also face significant security risks. Although we have implemented and are in the process of implementing additional systems and processes designed to protect our data and systems, these security measures cannot guarantee security. Because techniques used to obtain unauthorized access to or to sabotage systems change frequently and may not be known until launched, we and the third parties on which we rely may be unable to anticipate or prevent these attacks, react in a timely manner or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-and security-related incidents. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate, and otherwise handle.
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
Any security breach or security incident, or any outages or other disruption to systems used in our business, could interrupt our operations (including by impacting our ability to service our agents, insureds, and injured workers, generate and service direct-to-customer business, and meet certain regulatory requirements), result in loss or improper access to, or acquisition, disclosure, or other processing of, personal data and other sensitive and proprietary data, or a loss of intellectual property protection. Additionally, any actual or perceived outage, breach, incident, or disruption may harm our reputation and competitive position, reduce demand for our products and services, damage our relationships with customers or others or result in claims, demands, litigation, regulatory investigations and proceedings and significant legal, regulatory and financial exposure. Further, any such incidents or any perception that our security measures are inadequate could lead to loss of confidence in us and harm to our reputation. Any of the foregoing matters could have a material adverse effect upon our business, financial condition, and operating results. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or other incident.
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
Our success depends on our ability to maintain effective information technology systems, to enhance those systems to better support our business in an efficient and cost-effective manner, and to develop new technologies and capabilities, including those involving the use of data, analytics, and artificial intelligence, in pursuit of our long-term strategy. We have multiple initiatives that are focused on developing new technologies and capabilities and enhancing our information technology infrastructure. Some long-term technology development and new business initiatives may negatively impact our expense ratios as we invest in the projects, may cost more than anticipated to complete, or may not be completed. Additionally, these initiatives may be more time-consuming than anticipated, may not deliver the expected benefits upon completion, and/or may need to be replaced or become obsolete more quickly than expected, all of which could result in accelerated recognition of expenses. If we fail to successfully execute on new business initiatives, fail to maintain or enhance our existing information technology systems, or if we were to experience failure in developing and implementing new technologies, our relationships, ability to do business with our clients and/or our competitive position may be adversely affected. We could also experience other adverse consequences, including additional costs or write-offs of capitalized costs, unfavorable underwriting and reserving decisions, internal control deficiencies, and information security breaches resulting in loss or inappropriate disclosure of data.
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
These laws, regulations, and other obligations to which we are or may become subject, or that may be argued to apply to us, including contractual obligations and industry standards, may require us to modify our practices and policies and to incur substantial costs and expenses to comply. The interpretation and enforcement of these actual and asserted obligations are uncertain and evolving constantly, and it is possible that our products, services, or practices may be alleged to violate such laws, regulations, or other actual or asserted obligations to which we are or may be subject.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Our operations rely on the secure processing, storage, and transmission of personal, confidential, and other information. Our business, including our ability to adequately price products and services, establish reserves, provide an effective and secure service to our customers and report our financial results in a timely and accurate manner, depends significantly on the integrity, availability, and timeliness of the data we maintain, as well as the data held by third party service providers. The Company manages cybersecurity risk via expectations set by its Information Security and related policies, real-time monitoring of threats, and recovery where needed through incident response plans.
The Company leverages ISO 27005, an international standard for identifying, measuring, and assessing cybersecurity risks, as a model for measuring its cybersecurity risk. An annual baseline is established to guide development of the information security program. The ISO 27005 model is refreshed as new cybersecurity risks are identified.
The Company’s Chief Information Security Officer (CISO) leverages a model of continuous vulnerability detection to identify new cybersecurity risk as soon as practicable. The information security program is subject to a bi-annual assessment using the ISO 27001 standard for managing cybersecurity. Annually, external security firms conduct penetration tests of the Company’s technology surface area internally and externally. The Company’s information security program is subject to internal and independent external audits.
The Company is not aware of any cybersecurity risks, including as a result of any cybersecurity incidents during 2023, that have materially affected or are reasonably likely to materially affect it, including its business strategy, results of operations, or financial condition.
Third parties with access to sensitive data or systems are subject to due diligence and ongoing monitoring.
Potential new vendors and existing vendors (which are reviewed periodically) that are known to have access to sensitive data or Company systems are subject to a risk assessment process including the review of independent security audits where available. Continuous monitoring of existing vendors occurs via an automated service that rates companies’ publicly facing cybersecurity posture and identifies known vulnerabilities.
Governance
The Company’s cybersecurity risks and strategies are overseen by both management, including our CISO, Chief Information Officer (CIO), VP, Enterprise Risk Management, and Executive Risk Committee (ERC), and the Company’s Board and relevant Board committees, including the Risk Management, Technology & Innovation Committee (RMTIC). This structure reinforces that the Company's most critical risks are effectively monitored and communicated to the Board, and management, including for purposes of making any required disclosures in a timely manner. Cybersecurity risk assessments, subsequent findings, and response plans, including risks arising in connection with the Company's use of vendors and third parties, are integrated within the Company’s Enterprise Risk Management framework.
Members of our senior management have specific and relevant cybersecurity expertise and experience, including the following:
•The Company’s CISO holds a B.S. degree in Computer Science, an M.S. degree in Administration, an M.S. degree in Electrical Engineering, and a Graduate Certificate in Cybersecurity. In addition to the CISO’s more than 30 years of experience in technology and cybersecurity, he also holds multiple professional certifications in security, privacy, governance, audit, and technology.
•The Company’s CIO holds a Master of Liberal Arts (ALM) degree in Information Technology Management and a Graduate Certificate in Project Management. In addition to the CIO’s more than 16 years of experience in technology, she has directly managed global privacy, compliance, ethics, and records retention technology, been responsible for addressing global cybersecurity risks, and has also attended multiple training programs in cybersecurity, privacy, governance, and technology.
•The Company’s VP, Enterprise Risk Management holds a Certificate in Risk and Information Systems Controls (CRISC) certification along with 25 years of experience in managing technology delivery, vendor management, privacy, and governance.
Cybersecurity is one of several key risk categories that are evaluated and rated by the ERC on a quarterly basis. Each of our CISO, CIO, and VP, Enterprise Risk Management is a member of the ERC. The ERC reports periodically on its activities, findings, and areas of concern to the RMTIC. The RMTIC in turn reports to the Board on its oversight of cybersecurity risk.
Item 2. Properties
As of February 1, 2024, we leased 50,140 square feet of office space in four states, including our corporate headquarters located in Henderson, Nevada. Since 2021, we have reduced our real estate footprint by closing and vacating certain of our offices located in California, Missouri, Nevada, North Carolina and Wisconsin. We believe that our existing office space is adequate for our current needs. We will continue to evaluate our office needs and may further adjust our real estate footprint in the future.
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
In the opinion of management, the ultimate liability, if any, arising from such pending or threatened litigation, individually or in aggregate, is not expected to have a material effect on our result of operations, liquidity, or financial position.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information, Holders, and Stockholder Dividends
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol "EIG." There were 669 registered holders of record as of February 20, 2024.
We currently expect that quarterly cash dividends will continue to be declared and paid to our stockholders in the future. In addition, we may also pay special dividends from time-to-time as we did in 2022, though there can be no assurance that we will do so. Any determination to declare and pay additional or future dividends will be at the discretion of our Board and Finance Committee and will depend on:
•the surplus and earnings of our insurance subsidiaries and their ability to pay dividends and/or other statutorily permissible payments to their parent;
•our results of operations and cash flows;
•our financial position and capital requirements;
•general business conditions;
•any legal, tax, regulatory, and/or contractual restrictions on the payment of dividends; and
•any other factors our Board or Finance Committee may deem relevant.
Issuer Purchases of Equity Securities
We have repurchased shares of our common stock in every year since 2007, including the periods noted below. However, any repurchase of shares of our common stock in the future will be at the discretion of our Board and Finance Committee and will depend on:
•the surplus and earnings of our insurance subsidiaries and their ability to pay dividends and/or other statutorily permissible payments to their parent;
•our results of operations and cash flows;
•our financial position and capital requirements;
•general business and social economic conditions;
•any legal, tax, regulatory, and/or contractual restrictions on repurchases of our common stock; and
•any other factors our Board deem relevant.
The following table provides information with respect to the Company's repurchases of its common stock during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
October 1 – October 31, 2023	30,000	$37.77	30,000	$35.3
November 1 – November 30, 2023	248,675	38.09	248,675	25.8
December 1 – December 31, 2023	121,659	39.18	121,659	21.0
Total	400,334	$38.40	400,334
(1)Includes fees and commissions paid on stock repurchases.
(2)On July 26, 2023, the Board authorized a new stock repurchase authorization (the "2023 Program") for up to $50.0 million of repurchases of the Company's common stock from July 31, 2023 through December 31, 2024, unless otherwise extended, terminated, or modified by the Board. The 2023 Program replaced its former program (the 2021 Program) that was set to expire on December 31, 2023, but its remaining repurchase authorization had been exhausted. The 2023 Program provides that shares may be purchased in the open market and/or in privately negotiated transactions from time to time, and that all purchases shall be made in compliance with all applicable provisions of the Nevada Revised Statutes and federal and state securities laws, including Rules 10b5-1 and 10b-18 of the Exchange.

Performance Graph
The following information compares the cumulative total return on $100 invested in the common stock of EHI, ticker symbol EIG, for the period commencing at the close of market on December 31, 2018 and ending on December 31, 2023 with the cumulative total return on $100 invested in each of the Standard and Poor's (S&P) 500 Index (S&P 500) and the Standard and Poor's 500 Property-Casualty Insurance Index (S&P P&C Insurance Index). The calculation of cumulative total return assumes the reinvestment of dividends. The following graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any filing pursuant to the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Employers Holdings, Inc.
Cumulative Total Return Performance

Total Return Performance
$250
$200
$150
$100
$50
Index Value
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Period Ending
Employers Holdings, Inc.
S&P 500
S&P 500 P&C Insurance Index

	Period Ending
	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Employers Holdings, Inc.	$101.58	$80.71	$106.45	$119.88	$112.58
S&P 500	131.49	155.68	200.37	164.08	207.21
S&P 500 P&C Insurance Index	125.87	134.63	160.58	190.89	211.53
Item 6. [Reserved]

Item 7.  Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, the accompanying notes thereto, and the financial statement schedules included in Item 8 and Item 15 of this report. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties and other factors described in Item 1A of this report. Our actual results in future periods may differ from those referred to herein due to several factors, including the risks described in the sections entitled "Risk Factors" and "Forward-Looking Statements" elsewhere in this report.
General
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers' compensation insurance coverage to select, small businesses primarily in low-to-medium hazard industries. Workers' compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees' medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers' compensation insurance throughout most of the United States, with a concentration in California, where 45% of our in-force premiums are generated. Our revenues primarily consist of net premiums earned, net investment income, and net realized and unrealized gains and (losses) on investments.
The insurance industry is highly competitive, and there is significant competition in the national workers' compensation industry that is based on price and quality of services. We compete with other specialty workers' compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, self-insurance funds, and state insurance pools.
We target small businesses, as we believe that this market is traditionally characterized by more attractive pricing and stronger persistency when compared to the U.S. workers' compensation insurance industry in general. We believe we can price our policies at levels that are competitive and profitable over the long-term given our expertise in underwriting and claims handling in this market segment. Our underwriting approach is to consistently underwrite small business accounts at appropriate and competitive prices without sacrificing long-term profitability and stability for short-term top-line revenue growth.
Overview
Summary Financial Results
Our net income was $118.1 million, $48.4 million, and $119.3 million in 2023, 2022, and 2021, respectively. The key factors that affected our financial results during those years included:
•Net premiums earned increased 6.9% in 2023 and 17.5% in 2022, each compared to the previous year;
•Losses and LAE increased 3.8% in 2023 and 24.0% in 2022, each compared to the previous year;
•Underwriting and general and administrative expenses increased 7.6% in 2023 and 4.4% in 2022, each compared to the previous year;
•Underwriting income was $36.2 million, $21.0 million and $22.9 million in 2023, 2022, and 2021, respectively;
•Net investment income increased 18.6% in 2023 and 23.5% in 2022, each compared to the previous year;
•Net realized and unrealized gains (losses) on investments were $22.7 million, $(51.8) million, and $54.6 million in 2023, 2022, and 2021, respectively; and
•Other expenses were $11.0 million and $4.1 million in 2023 and 2021, respectively. We did not incur any noteworthy other expenses in 2022.
Year Ended December 31, 2023
Our underwriting results benefited from an increase in net premiums earned because of higher new and renewal business premiums and higher net favorable prior year loss reserve development. Our investment results benefited from a sharp increase in our net investment income due to higher bond yields and net realized and unrealized gains. Our non-underwriting expenses in 2023 included the cost of the early lease termination of our former corporate headquarters and a write-off of previously capitalized cloud computing costs associated with a policy management system.
Year Ended December 31, 2022
Our underwriting results benefited from an increase in net premiums earned because of higher new and renewal business premiums, increased final audit premiums, and higher net favorable prior year loss reserve development. Our investment results benefited from a sharp increase in our net investment income due to higher bond yields, offset by net realized and unrealized losses.

Year Ended December 31, 2021
Our underwriting results benefited from net favorable prior year loss reserve development. Our investment results benefited from net realized and unrealized investment gains. Our non-underwriting expenses included severance costs from a reduction-in-force and the write-off of previously capitalized costs relating to information technologies identified as no longer being utilized.
Our consolidated financial results of operations for the three year period ending December 31, 2023 are as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Gross premiums written	$767.7	$714.2	$589.7
Net premiums written	$760.6	$707.2	$583.1

Net premiums earned	$721.9	$675.2	$574.4
Net investment income	106.5	89.8	72.7
Net realized and unrealized gains (losses) on investments	22.7	(51.8)	54.6
Other (loss) income	(0.2)	0.3	1.4
Total revenues	850.9	713.5	703.1

Underwriting expenses:
Losses and LAE	405.7	391.0	315.2
Commission expense	100.0	95.9	76.1
Underwriting and general and administrative expenses	180.0	167.3	160.2
Non-underwriting expenses:
Interest and financing expenses	5.8	3.5	0.5
Other expenses	11.0	—	4.1
Total expenses	702.5	657.7	556.1

Net income before income taxes	148.4	55.8	147.0
Income tax expense	30.3	7.4	27.7
Net income	$118.1	$48.4	$119.3
A primary measure of our financial strength and performance is our ability to increase Adjusted stockholders' equity and Adjusted stockholders' equity per share over the long-term. We believe that this measure is important to our investors, analysts, and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry. Further, the change in our adjusted stockholders' equity per share (after taking into account stockholder dividends declared) serves as the performance measure associated with our 2023 and 2022 performance share unit awards. The following table shows a reconciliation of our Stockholders' equity on a GAAP basis to our Adjusted stockholders' equity.

	Years Ended December 31,
	2023	2022
	(in millions, except share and per share data)
GAAP stockholders' equity	$1,013.9	$944.2
Deferred reinsurance gain - LPT agreement	99.2	106.1
Accumulated other comprehensive loss, net of tax	86.0	138.9
Adjusted stockholders' equity(1)	$1,199.1	$1,189.2

Ending common shares outstanding	25,369,753	27,160,748
Adjusted stockholders' equity per share	$47.26	$43.78
(1) Adjusted stockholders' equity is a non-GAAP measure consisting of total GAAP stockholders' equity plus the Deferred Gain, plus Accumulated other comprehensive loss, net.
During 2023, we grew our Adjusted stockholders’ equity by $9.9 million (or $3.48 per share), despite returning $106.5 million to stockholders through share repurchases and dividends declared on common stock and eligible plan awards.

I.Review of Underwriting Results
Underwriting income or loss is determined by deducting losses and LAE, commission expenses, and underwriting and general and administrative expenses from net premiums earned. Our underwriting results for the three year period ending December 31, 2023 are as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Gross premiums written	$767.7	$714.2	$589.7
Net premiums written	$760.6	$707.2	$583.1

Net premiums earned	$721.9	$675.2	$574.4

Losses and LAE	405.7	391.0	315.2
Commission expense	100.0	95.9	76.1
Underwriting and general and administrative expenses	180.0	167.3	160.2
Total underwriting expenses	685.7	654.2	551.5
Underwriting income	$36.2	$21.0	$22.9
Total impact of the LPT	(7.2)	(8.3)	(11.5)
Underwriting income excluding LPT(1)	$29.0	$12.7	$11.4

Loss and LAE ratio	56.2%	57.9%	54.9%
Commission expense ratio	13.9	14.2	13.2
Underwriting expense ratio	24.9	24.8	27.9
Combined ratio	95.0%	96.9%	96.0%
Total impact of the LPT	1.0%	1.2%	2.0%
Combined ratio excluding LPT(1)	96.0%	98.1%	98.0%
(1) The LPT Agreement is a non-recurring transaction that does not result in any significant ongoing benefits to the Company. We provide our underwriting income and combined ratios excluding the effects of the LPT because we believe that these measures are useful in providing investors, analysts and other interested parties a meaningful understanding of our ongoing underwriting performance and provides them with a consistent basis for comparison with other companies in our industry. In addition, we believe that these non-GAAP measures, as presented, are helpful to our management in identifying trends in our performance because the LPT has limited significance to our current and ongoing operations.
Gross Premiums Written
Gross premiums written were $767.7 million, $714.2 million, and $589.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. The strong growth in our premiums written in 2023 was the result of higher new and renewal business premiums. The growth in new business premiums experienced in 2023 was mostly the result of increases in new business submissions, quotes and binds in most of the states in which we operate, which was largely driven by our expansion in the classes of business that we offer. As a result of these initiatives, we closed the year with a record number of policies in-force. Additionally, in 2023 we increased our final audit premium accruals by $4.1 million and we recognized $29.2 million of audit premium pick-up, as our payroll exposure increased with U.S. labor market strengthening and rising wages. Furthermore, our renewal premiums benefited from strong retention rates experienced throughout the year.
The strong growth in our premiums written in 2022 was the result of higher new and renewal business premiums and higher final audit premiums. The growth in new business premiums experienced was the result of increases in new business submissions, quotes and binds in most of the states in which we operate, which was largely driven by our expansion in the classes of business that we offer. We also increased our final audit premium accruals by $24.6 million and recognized $34.8 million of audit premium pick-up, as our payroll exposure increased with U.S. labor market strengthening and rising wages. Furthermore, our renewal premiums benefited from strong retention rates experienced throughout the year.
Net Premiums Written
Net premiums written are gross premiums written less reinsurance premiums ceded. For each of the years presented, the reinsurance premiums ceded related to our July 1- June 30 annual reinsurance programs as further described herein.
Net premiums written were $760.6 million, $707.2 million, and $583.1 million for the years ended December 31, 2023, 2022, and 2021, respectively, which included $7.1 million, $7.0 million, and $6.6 million of reinsurance premiums ceded, respectively.

Net Premiums Earned
Net premiums earned are primarily a function of the amount and timing of net premiums previously written.
Net premiums earned were $721.9 million, $675.2 million, and $574.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Losses and LAE, Commission Expenses, and Underwriting Expenses
The following table presents our calendar year combined ratios.

	Years Ended December 31,
	2023	2022	2021
Loss and LAE ratio excluding LPT	57.2%	59.1%	56.9%
Loss and LAE ratio - LPT	(1.0)%	(1.2)%	(2.0)%
Commission expense ratio	13.9	14.2	13.2
Underwriting expense ratio	24.9	24.8	27.9
Combined ratio	95.0%	96.9%	96.0%
Combined ratio excluding LPT	96.0%	98.1%	98.0%
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
Our current accident year loss estimate considers, and continues to benefit from, overall declines in the on-leveled frequency of compensable indemnity claims. Total claims costs have also been reduced by cost savings associated with our continued focus on accelerating claims settlements. We believe that our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years.
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
The accident year loss and LAE ratio is calculated by dividing cumulative losses and LAE for reported events that occurred during a particular year by the net premiums earned for that year. The accident year loss and LAE ratio for a particular year can decrease or increase when recalculated in subsequent periods as the reserves established for insured events occurring during that year fluctuate.
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

The table below reflects prior accident year loss and LAE reserve adjustments and the impact to loss ratio.

	Years Ended December 31,
	2023	2022	2021
	(dollars in millions)
Current accident year losses and LAE - excluding LPT	$457.8	$432.8	$366.5
Prior accident year favorable loss reserve development, net	(44.9)	(33.5)	(39.8)
Impact of LPT	(7.2)	(8.3)	(11.5)
Calendar year losses and LAE	$405.7	$391.0	$315.2

Current accident year loss and LAE ratio	63.4%	64.1%	63.8%
Calendar year loss and LAE ratio	56.2%	57.9%	54.9%
Calendar year loss and LAE ratio - excluding LPT	57.2%	59.1%	56.9%
The increase in our calendar year losses and LAE from 2022 to 2023 was primarily due to higher earned premium, partially offset by higher net favorable prior year loss reserve development. Net favorable prior year loss reserve development in 2023 was $44.9 million versus $33.5 million in 2022. The increase in our calendar year losses and LAE from 2021 to 2022 was primarily due to higher earned premium, a higher accident year loss and LAE estimate and less net favorable prior year loss reserve development. Net favorable prior year loss reserve development recognized in 2022 was $33.5 million versus $39.8 million recognized in 2021.
The net favorable development recognized in 2023 was primarily the result of decreasing medical paid loss trends in California related to accident years 2020 and prior, partially offset by reserve strengthening related to accident year 2021. The rapid economic rebound following the COVID-19 pandemic led to large premium increases related to accident year 2021 that were recognized through policy audits in subsequent years. In response, we strengthened our reserves for accident year 2021 to reflect the potential for higher losses arising from the higher than expected premium.
The net favorable development recognized in 2022 was primarily the result of decreasing medical and indemnity paid loss trends related to accident years 2020 and prior.
The net favorable development recognized in 2021 was primarily the result of decreasing medical and defense and cost containment paid loss trends related to accident years 2017 and prior, due primarily to decreasing medical costs and defense and cost containment, partially offset by: (i) $10.0 million of unfavorable development related to accident year 2019, which is reflective of more weight being placed on now sufficiently seasoned loss trends and patterns originating in part from business written in our newer territories; and (ii) $8.0 million of unfavorable loss development associated with two catastrophic non-COVID-19 claims in accident year 2020.
Our current accident year loss and LAE ratios from 2021 to 2023 have remained largely consistent due to continued low indemnity claim frequency. In addition, our current accident year loss and LAE ratios continue to reflect the impact of key business initiatives: an emphasis on accelerated settlements of open claims; further diversifying our risk exposure across geographic markets, when appropriate; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across our markets.

Excluding the impact from the LPT Agreement, losses and LAE would have been $412.9 million, $399.3 million, and $326.7 million, or 57.2%, 59.1%, and 56.9% of net premiums earned, for the years ended December 31, 2023, 2022, and 2021, respectively.
The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive Income (Loss).

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Amortization of the Deferred Gain related to losses	$6.3	$6.8	$6.7
Amortization of the Deferred Gain related to contingent commission	1.5	1.5	1.7
Impact of LPT Reserve Adjustments(1)	(0.9)	—	2.6
Impact of LPT Contingent Commission Adjustments(2)	0.3	—	0.5
Total impact of the LPT	$7.2	$8.3	$11.5
(1)LPT Reserve Adjustments result in a cumulative adjustment to the Deferred Gain, which is recognized in losses and LAE incurred on our Consolidated Statements of Comprehensive Income (Loss), such that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. (See Note 2 in the Notes to our Consolidated Financial Statements.)
(2)LPT Contingent Commission Adjustments result in an adjustment to the Contingent commission receivable - LPT Agreement, which is recognized in losses and LAE incurred on our Consolidated Statements of Comprehensive Income (Loss). (See Note 2 in the Notes to our Consolidated Financial Statements.)
Commission Expense Ratio.
Commission expenses include direct commissions to our agents and brokers, including our partnerships and alliances, for the premiums that they produce for us, as well as incentive payments, other marketing costs, and fees.
Our commission expense ratio was 13.9%, 14.2%, and 13.2%, and our commission expenses were $100.0 million, $95.9 million, and $76.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. The decrease in the commission expense ratio from 2022 to 2023 was primarily related to a reduction for uncollected premium, which resulted in a reversal of commissions. The increase from 2021 to 2022 was primarily the result of an increase in agency incentive accruals, an increase in new business writings, which are subject to higher commission rates, and a reversal of commissions relating to non-compliant and uncollectible premium recorded in 2021.
Underwriting and General and Administrative Expense Ratio.
Underwriting and general and administrative expenses represent those costs that we incur to underwrite and maintain the insurance policies we issue, excluding commissions. Variable underwriting expenses, such as premium taxes, policyholder dividends, and those expenses that vary directly with the production of new or renewal business, are recognized as the associated premiums are earned. Fixed underwriting expenses, such as the operating expenses of EHI and its subsidiaries, do not vary directly with the production of new or renewal business and are recognized as incurred.
Our underwriting and general and administrative expense ratio was 24.9%, 24.8%, and 27.9%, and our underwriting expenses were $180.0 million, $167.3 million, and $160.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.
During 2023, our fixed underwriting expenses increased by $7.5 million, primarily the result of increases in payroll-related expenses and professional fees, partially offset by decreases in facilities and advertising expenses, and our variable underwriting expenses increased by $5.2 million, primarily due to higher policyholder dividends and our allowance for bad debt.
During 2022, our fixed underwriting expenses decreased by $2.5 million, primarily the result of a reduction in facilities and IT-related expenses, and our variable underwriting expenses increased by $9.6 million, primarily due to higher premium taxes and assessments.
II.Review of Non-Underwriting Results
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

Net investment income was $106.5 million, $89.8 million, and $72.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. The increase in 2023 was due to higher bond yields, partially offset by lower invested balances of fixed maturity securities and short-term investments, as measured by amortized cost. The increase in 2022 was primarily due to higher bond yields and higher invested balances of fixed maturity securities, short-term investments, and cash and cash equivalents, as measured by amortized cost. The average pre-tax ending book yield on our invested assets was 4.3%, 3.9%, and 3.0% at December 31, 2023, 2022, and 2021, respectively.
Realized and unrealized gains and losses on our investments are reported separately from our net investment income. Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are also recognized for changes in our CECL allowance or when securities are written down because of an other-than-temporary impairment. Changes in fair value of equity securities and other invested assets are also included in Net realized and unrealized gains and losses on investments on our Consolidated Statements of Comprehensive Income (Loss).
Net realized and unrealized gains (losses) on investments were $22.7 million, $(51.8) million, and $54.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Net realized and unrealized gains (losses) on investments in 2023 included $27.0 million of net realized and unrealized gains on equity securities, $(8.0) million of net realized losses on fixed maturity securities, and $3.7 million of unrealized gains on other invested assets. The net investment gains on our equity securities were largely consistent with the performance of U.S. equity markets. The net investment losses on our fixed maturity securities were largely concentrated in certain holdings in the financial and banking sectors and were partially offset by a decrease of $1.8 million in our allowance for CECL.
Net realized and unrealized gains (losses) on investments in 2022 included $(49.2) million of net realized and unrealized losses on equity securities, $(3.6) million of net realized losses on fixed maturity securities, and $1.0 million of unrealized gains on other invested assets. The net investments losses on our equity securities were largely consistent with the performance of U.S. equity markets. The net investment losses on our fixed maturity securities were primarily the result of rising market interest rates. The net investment losses on our fixed maturity securities we experienced in 2022 included a $4.3 million net increase in our allowance for CECL.
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
Other (Loss) Income
Other (loss) income consists of net gains and losses on fixed assets, non-investment interest, and other miscellaneous income. Other (loss) income were $(0.2) million, $0.3 million, and $1.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Interest and Financing Expenses
Interest and financing expenses include fees and interest associated with our $75.0 million three-year revolving credit facility, fees and interest associated with our various credit arrangements with the Federal Home Loan Bank of San Francisco (FHLB), finance lease interest, and other financing fees.
Interest and financing expenses were $5.8 million, $3.5 million, and $0.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The increase in interest and financing expenses in December 31, 2023 and 2022, versus those of 2021, were the result of advances we received from the FHLB Standard Credit Program, all of which were repaid at December 31, 2023.

Other Expenses
In 2023, we wrote-off $1.6 million of previously capitalized cloud computing costs associated with a policy management system as part of a continual evaluation of our ongoing technology initiatives. Additionally, we recorded a non-recurring charge in connection with the early termination of the lease associated with our former corporate headquarters in Reno, Nevada. This charge included a lease termination payment of $7.6 million, a write-off related to remaining leasehold improvements and furniture and equipment of $2.6 million, and estimated miscellaneous expenses associated with exiting the property of $0.2 million. We also recognized a lease termination gain pertaining to the elimination of the lease liability net of the right-of-use asset of $1.0 million. The decision to terminate this operating lease was undertaken as part of an ongoing review of our future facility needs.
In 2021, we recorded $3.1 million of employee severance costs resulting from a reduction-in-force, which was undertaken to better align our expenses with current revenues. We also wrote-off $1.0 million of previously capitalized costs relating to information technologies identified as no longer being utilized.
Income Tax Expense
Income tax expense was $30.3 million, $7.4 million, and $27.7 million for the years ended December 31, 2023, 2022, and 2021, respectively, representing effective tax rates of 20.4%, 13.3%, and 18.8% for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Tax-advantaged investment income, pre-Privatization loss and LAE reserve adjustments, LPT Reserve Adjustments, LPT Contingent Commission Adjustments, Deferred Gain amortization and certain other adjustments reduced our income tax expense computed at a statutory rate of 21% by $0.9 million, $4.3 million, and $3.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
In addition to the adjustments described above, our effective tax rate in 2022 was further reduced by a $1.4 million non-recurring Federal income tax benefit attributable to the repeal of Internal Revenue Code (IRC) section 847.
Additionally, we recognize deferred tax assets when we determine that such assets are more-likely-than-not to be realized in future periods. In making such a determination, we consider all available evidence, including future reversals of existing taxable temporary differences, tax-planning strategies, projected future taxable income, projected future tax rates, and results of recent operations. If it is determined that it is not more-likely-than-not that we could fully realize our deferred tax assets in future periods, we would establish a deferred tax asset valuation allowance that would increase our provision for income taxes. As of December 31, 2023, we did not require a deferred tax asset valuation allowance.
For additional information regarding our income tax expense see Note 8 in the Notes to our Consolidated Financial Statements.
Liquidity and Capital Resources
We believe that our total capital position remains strong and that the liquidity available to EHI and its subsidiaries remains adequate and will be sufficient for our financing needs in the next 12 months and in the longer term period thereafter. As a result, we do not currently foresee a need to: (i) suspend dividends at either EHI or its insurance subsidiaries; (ii) forego repurchases of EHI's common stock; (iii) seek additional capital; or (iv) seek any material non-investment asset sales.
EHI Liquidity
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
Total cash and investments at the holding company were $45.8 million at December 31, 2023, consisting of $20.3 million of cash and cash equivalents, $1.3 million of fixed maturity securities and $24.2 million of equity securities.
On December 15, 2020, EHI entered into a Credit Agreement (the Credit Agreement) with a syndicate of financial institutions. The Credit Agreement provided EHI with a $75.0 million three-year revolving credit facility. Borrowings under the Credit Agreement could be used for working capital and general corporate purposes. Pursuant to the Credit Agreement, EHI also had the option to request an increase of the credit available under the facility, up to a maximum facility amount of $125.0 million, subject to the consent of lenders and the satisfaction of certain conditions.

On February 16, 2023, the Credit Agreement was amended (the Amended Credit Agreement) to: (i) formally replace the Eurodollar interest rate option with an Adjusted term SOFR option; (ii) amend the definition of consolidated "net worth", as referred to within the Amended Credit Agreement; and (iii) amend the minimum consolidated net worth covenant for fiscal quarters ending after September 30, 2022.
The interest rates applicable to loans under the Amended Credit Agreement were generally based on, at EHI's option, a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Adjusted Term SOFR rate, plus a specified margin, ranging from 1.25% to 2.25%. In addition, EHI paid a fee on each lender's unused commitment, ranging from 0.20% to 0.50%. Total interest paid and/or fees incurred pursuant to the Amended Credit Agreement or Credit Agreement, as applicable, was $0.5 million for the year ended December 31, 2023 and $0.3 million for each of the years ended December 31, 2022 and 2021.
The Amended Credit Agreement contained covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth of no less than $900.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Amended Credit Agreement. EHI was in compliance with all the covenants associated with the Credit Agreement from its inception to its expiration on December 15, 2023.
EHI's insurance subsidiaries' ability to pay dividends and distributions is based on their reported capital, surplus, and dividends paid within the prior twelve months. For 2024, ECIC cannot pay any dividends through March 15, 2024 and can pay $23.3 million thereafter, without prior regulatory approval; EICN cannot pay any dividends through March 27, 2024 and can pay $13.7 million thereafter, without prior regulatory approval; EPIC cannot pay any dividends through July 14, 2024, and can pay $23.2 million thereafter, without prior regulatory approval; EAC cannot pay any dividends through July 14, 2024, and can pay $22.4 million thereafter, without prior regulatory approval; and CIC cannot pay dividends through September 20, 2024, without prior regulatory approval, and $5.7 million thereafter.
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
Total cash and investments held by our operating subsidiaries was $2,458.9 million at December 31, 2023, consisting of $206.3 million of cash, cash equivalents, and restricted cash, $1,935.0 million of fixed maturity securities, $193.0 million of equity securities, $33.1 million of short-term investments, and $91.5 million of other invested assets. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of December 31, 2023 consisted of $206.1 million of cash and cash equivalents, $187.0 million of publicly-traded equity securities whose proceeds are available within three business days, $573.2 million of highly liquid fixed maturity securities whose proceeds are available within three business days, and $11.0 million of short-term investments whose proceeds are available within three business days. We believe that our subsidiaries' liquidity needs over the next 12 months and for the longer term period thereafter will be met with cash from operations, investment income, and maturing investments.
All of our insurance subsidiaries are members of the FHLB. Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
During 2022, our insurance subsidiaries, with the exception of CIC, had received aggregate advances of $182.5 million under the FHLB Standard Credit Program. These advances could be repaid at any time without penalty and were collateralized by eligible investment securities. The proceeds from these advances were used to purchase an equivalent amount of high-quality collateralized loan obligation securities. The Company's weighted average annual interest rate on these advances was 5.11% for 2023. Interest incurred and paid during the year ended December 31, 2023 each totaled $5.3 million, and in 2022 totaled $3.0 million and $2.3 million, respectively. In 2023, our insurance subsidiaries repaid all of their advances under the FHLB Standard Credit Program.
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

FHLB membership also allows our insurance subsidiaries access to Letter of Credit Agreements and on March 9, 2018, ECIC, EPIC, and EAC entered into Letter of Credit Agreements with the FHLB. On January 26, 2021, we chose to amend our existing Letter of Credit Agreements among the FHLB and EPIC to decrease its respective credit amount. On August 13, 2021, we chose to amend our existing Letter of Credit Agreements among the FHLB, ECIC and EAC to decrease their respective credit amounts. The amended Letter of Credit Agreements are between the FHLB and each of EAC, in the amount of $25.0 million, ECIC, in the amount of $35.0 million, and EPIC, in the amount of $10.0 million. The amended Letter of Credit Agreements in effect will expire on March 31, 2024 and may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times (See Note 11 in the Notes to our Consolidated Financial Statements).
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events, including pandemics. On July 1, 2023, we entered into a new reinsurance program that is effective through June 30, 2024. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized.
Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The amount of capital in our insurance subsidiaries is maintained relative to standardized capital adequacy measures such as risk-based capital (RBC), as established by the National Association of Insurance Commissioners. The RBC standard was designed to provide a measure by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of RBC. Each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements that correspond to any level of regulatory action at December 31, 2023.
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $748.1 million and $745.9 million were on deposit at each of December 31, 2023 and 2022, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $70.0 million of securities on deposit at December 31, 2023 and 2022.
Certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we have assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $3.0 million and $2.7 million at December 31, 2023 and 2022, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.
The table below shows our net cash flows. For additional information regarding our cash flows, see Item 8, Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2023	2022	2021
Cash, cash equivalents, and restricted cash provided by (used in):	(in millions)
Operating activities	$49.4	$99.8	$10.8
Investing activities	377.3	(146.1)	(1.7)
Financing activities	(289.5)	60.4	(94.4)
Increase (decrease) in cash, cash equivalents, and restricted cash	$137.2	$14.1	$(85.3)
Operating Activities
Net cash provided by operating activities in 2023 included net premiums received of $703.4 million and investment income received of $111.6 million. These operating cash inflows were partially offset by net claims payments of $471.6 million, underwriting and general and administrative expenses paid of $157.3 million, commissions paid of $92.7 million, interest and financing fees paid of $5.8 million, lease termination and related disposal payments of $7.8 million, and federal income taxes paid of $30.4 million.
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
Investing Activities
Net cash provided by investing activities in 2023 related primarily to investment sales, maturities, and redemptions whose proceeds were used to fund claims payment, underwriting and general and administrative expenses, stockholder dividend payments, common stock repurchases, and to repay FHLB advances. The cash provided by these activities were largely offset by investments of premiums received and reinvestment of funds from investment sales, maturities, redemptions, and interest income.
Net cash used in investing activities in 2022 related primarily to FHLB advances received, and reinvestment of funds from investment sales, maturities, redemptions, and interest income. These investing cash outflows were partially offset by investment sales, maturities and redemptions whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases.
Net cash used in investing activities in 2021 related primarily to the investment of premiums received and reinvestment of funds from investment sales, maturities, redemptions, and interest income. These investing cash outflows were largely offset by sales, maturities, and redemptions of investments whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases.
Financing Activities
Net cash used in financing activities in 2023 related primarily to stockholder dividend payments, common stock repurchases, and repayments of FHLB advances.
Net cash provided by financing activities in 2022 related primarily to FHLB advances received, partially offset by common stock repurchases and stockholder dividend payments. During the year ended December 31, 2022, we borrowed and repaid $10.0 million under the Credit Agreement.
Net cash used in financing activities in 2021 included common stock repurchases and stockholder dividend payments and repayments of FHLB advances. During the year ended December 31, 2021, we borrowed and repaid $27.0 million under the Credit Agreement.
Dividends. We paid $29.7 million, $28.8 million, and $29.0 million in regular quarterly dividends to our stockholders and eligible plan award holders in 2023, 2022, and 2021, respectively. We also paid $27.5 million and $34.0 million in special dividends to our stockholders in June 2022 and December 2022. The declaration and payment of future dividends to common stockholders will be at the discretion of our Board and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors our Board deem relevant. On February 14, 2024, the Board declared a $0.28 quarterly dividend per share, payable March 13, 2024, to stockholders of record on February 28, 2024.
Repurchases of Common Stock. We repurchased $77.1 million, $30.4 million and $42.2 million of our common stock in 2023, 2022, and 2021, respectively. On July 26, 2023, our Board authorized a new stock repurchase authorization for repurchases of up to $50.0 million of our common stock from July 31, 2023 through December 31, 2024 (the 2023 Program). The 2023 Program replaced its former program (the 2021 Program) that was set to expire on December 31, 2023. Future repurchases of our common stock will be at the discretion of our Board and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, general business and social economic conditions, legal, tax, regulatory, and/or contractual restrictions, and any other factors our Board deem relevant. As of December 31, 2023, we had a remaining common stock repurchase authorization of $21.0 million. See Item 5, Issuer Purchases of Equity Securities.
Capital Resources
As of December 31, 2023, the capital resources available to us consisted of $1,013.9 million of stockholders' equity and the $99.2 million Deferred Gain.

Stockholders' Equity. The following table summarizes our beginning and ending stockholders' equity balance and the changes thereto for each of the years ended December 31, 2023, 2022, and 2021:

	December 31,
	2023	2022	2021
	(in millions)
Beginning Balance	$944.2	$1,213.1	$1,212.8
Stock-based obligations	6.1	5.1	9.1
Stock options exercised	0.7	1.1	1.1
Shares withheld to satisfy minimum tax withholdings for certain stock-based obligations	(1.6)	(2.3)	(3.8)
Acquisition of common stock	(77.1)	(30.4)	(42.2)
Dividends declared on common stock and eligible plan awards	(29.4)	(91.3)	(28.7)
Net income for the year	118.1	48.4	119.3
Change in net unrealized gains (losses) on investments, net of taxes	52.9	(199.5)	(54.5)
Ending Balance	$1,013.9	$944.2	$1,213.1
Deferred Gain. The Deferred Gain, which totaled $99.2 million and $106.1 million as of December 31, 2023 and 2022, respectively, reflects the unamortized gain from the LPT Agreement. See Note 2 in the Notes to our Consolidated Financial Statements.
Contractual Obligations and Commitments
Other than operating expenses, current and long-term cash requirements include the following contractual obligations and commitments as of December 31, 2023:
Leases
We have entered into lease arrangements for certain equipment and facilities. As of December 31, 2023, we had lease payment obligations of $6.2 million, with $1.8 million payable within 12 months. In 2023, we incurred a non-recurring charge in connection with the early termination of the lease associated with our former corporate headquarters in Reno, Nevada. This payment included a one-time lease termination payment of $7.6 million.
Other Purchase Obligations
We have other purchase obligations that primarily consist of non-cancellable obligations to acquire capital assets, commitments for information technology and related services, software acquisition and license commitments and other legally binding agreements to purchase services that are to be used in our operations. As of December 31, 2023, we had other purchase obligations of $17.0 million, with $6.3 million payable within 12 months.
Unfunded Investment Commitments
We have investments in private equity limited partnerships that require capital distributions to fund the investments and can be called at any time. As of December 31, 2023, we had unfunded investment commitments of $25.4 million.
Unpaid Losses and LAE reserves
We have developed unpaid losses and LAE reserves payment patterns that are computed based on historical information. Our calculation of loss and LAE reserve payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, to the extent that current estimates of losses and LAE reserves vary from actual ultimate claims amounts due to variations between expected and actual payout patterns. As of December 31, 2023, we had unpaid losses and LAE reserves of $1,884.5 million, with $309.2 million payable within 12 months. For a discussion of our reserving process, see ''–Critical Accounting Estimates–Reserves for Losses and LAE.''
The unpaid losses and LAE expense payment patterns are gross of reinsurance recoverables for unpaid losses. As of December 31, 2023, we had reinsurance recoverables on unpaid losses and LAE of $405.3 million, of which $30.3 million is currently expected to be received within 12 months.
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
Our Investment Managers follow our written investment guidelines, which are approved by the Finance Committee of the Board. Our asset allocation is reevaluated by management and reviewed by the Finance Committee of the Board on a quarterly basis. We also utilize our Investment Managers' investment advisory services to assist us in developing a tailored set of portfolio targets and objectives.
As of December 31, 2023, our investment portfolio consisted of 85% fixed maturity securities which had a duration of 4.5 at December 31, 2023. Our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be "A," using ratings assigned by S&P or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity securities portfolio had a weighted average quality of "A" as of December 31, 2023. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $211.2 million at December 31, 2023, which represented 9% of our investment portfolio at that time. We also have a $6.0 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our other invested assets made up 4% of our investment portfolio at December 31, 2023 and include private equity limited partnerships. Our investments in private equity limited partnerships totaled $91.5 million at December 31, 2023 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner's discretion. We expect to receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment or portion thereof, from time-to-time during the full course of the fund term. As of December 31, 2023, we had unfunded commitments to these private equity limited partnerships totaling $25.4 million.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.

The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average ending book yield (each based on the book value of each category of invested assets) as of December 31, 2023.

Category	Estimated Fair Value	Percentage of Total	Book Yield
	(in millions, except percentages)
U.S. Treasuries	$58.4	2.7%	3.0%
U.S. Agencies	2.1	0.1	2.9
States and municipalities	210.2	9.6	3.9
Corporate securities	895.8	41.1	3.8
Residential mortgaged-backed securities	362.2	16.6	3.4
Commercial mortgaged-backed securities	63.8	2.9	3.8
Asset-backed securities	128.0	5.9	5.2
Collateralized loan obligations	91.5	4.2	7.4
Foreign government securities	10.4	0.5	2.8
Other securities	113.9	5.2	8.0
Equity securities	211.2	9.7	3.2
Short-term investments	33.1	1.5	5.4
Total investments at fair value	$2,180.6	100.0%
Weighted average ending yield			4.3%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of December 31, 2023 by credit rating category, using the lower of the ratings assigned by Moody's Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
"AAA"	9.1%
"AA"	36.2
"A"	30.9
"BBB"	14.7
Below Investment Grade	9.1
Total	100.0%
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
In addition to recognizing realized gains and losses upon the disposition of an investment security, we also recognize realized gains or losses on AFS debt securities for changes in CECL. We maintained a CECL allowance of $2.7 million, $4.5 million and $0.2 million on AFS debt securities as of December 31, 2023, 2022, and 2021, respectively. The decrease of $1.8 million in 2023 was due to the sale of securities that previously had an allowance and the stabilization in the financial markets, which decreased our current provision. The remaining fixed maturity securities whose total fair value was less than amortized cost at December 31, 2023, 2022, and 2021, were those in which we had no intent, need or requirement to sell at an amount less than their amortized cost.
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
Our loss reserves (gross and net of reinsurance), including the main components of such reserves, were as follows:

	As of December 31,
	2023	2022
	(in millions)
Case reserves	$924.2	$917.6
IBNR	695.7	771.7
LAE reserves	264.6	271.4
Gross unpaid losses and LAE reserves	1,884.5	1,960.7
Less reinsurance recoverable on unpaid losses and LAE, excluding CECL allowance	428.4	445.4
Net unpaid losses and LAE reserves	$1,456.1	$1,515.3
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
We prepared reserve estimates for all accident years using our own historical claims data, industry data and many of the generally accepted actuarial methodologies for estimating loss reserves, such as paid loss development methods, incurred loss development methods, and Bornhuetter-Ferguson methods. These methods vary in their responsiveness to different information, characteristics, and dynamics in the data, and the results assist the actuary in considering these characteristics and dynamics in the historical data. The methods employed for each segment of claims data, and the relative weight accorded to each method, vary depending on the nature of the claims segment and on the age of the claims.
Each actuarial methodology requires the selection and application of various parameters and assumptions. The key parameters and assumptions include: the future payment and emergence patterns of our aggregate claims data; the magnitude and changes in claim settlement activity; the effects of legislative benefit changes and/or judicial decisions; and trends in the frequency and severity of claims.
We separately analyzed LAE and estimated unpaid LAE. These analyses rely primarily on examining the relationship between historical aggregate paid LAE and the volume of claims activity for the corresponding periods. The portion of unpaid LAE that will be recoverable from reinsurers is estimated based on the contractual reinsurance terms.
The ranges of estimates of loss reserves produced are intended to represent the range in which it is most likely that the ultimate losses will fall. These ranges are narrower than the range of indications produced by the individual methods applied because it is not likely that the high or low result will emerge for every claim segment and accident year. Each point estimate of loss reserves for each claim segment is based on a judgmental selection from within the range of results indicated by the different actuarial methods.
Management formally establishes loss reserves for financial statement purposes on a quarterly basis. In doing so, we make reference to the most current actuarial analyses, including a review of the assumptions and the results of the various actuarial methods used. We conducted comprehensive studies in the second and fourth quarters. On the alternate quarters, we update the results of the preceding quarter's studies for actual claim payment and case reserve activity.
The aggregate carried reserve calculated by management represents our best estimate of our outstanding unpaid losses and LAE. In establishing management's best estimate of unpaid losses and LAE at December 31 for the last three years, we reviewed and considered the following: (a) our actuaries' assumptions, point estimates, and ranges; and (b) the inherent uncertainty of workers' compensation loss reserves. Management did not quantify a specific loss reserve increment for each uncertainty, but rather established an overall provision that represented management's best estimate of loss reserves in light of the historical data, actuarial assumptions, point estimate and range, and current facts and circumstances.
The table below provides the actuarial range of loss reserves and LAE, net of reinsurance, that management considered when selecting its best estimate and our carried reserves.

	As of December 31,
	2023	2022
	(in millions)
Low end of actuarial range	$1,316.8	$1,365.8
Carried reserves	1,456.1	1,515.3
High end of actuarial range	1,631.7	1,687.3
As of December 31, 2023, California and Nevada loss reserves represented approximately 65% of our total net loss reserves on our Consolidated Balance Sheet.
In California, our recent loss experience shows a slight upward trend in indemnity severity, likely driven by wage increases, and a slight downward trend in medical severity. Our indemnity claims frequency (the number of claims expressed as a percentage of on-leveled premium) has been decreasing. We believe our claims practices, including our continued emphasis on accelerating claims settlements, as well as our various underwriting initiatives, have contributed to our favorable results in California.
In Nevada, we have compiled a lengthy history of workers' compensation claims payment patterns based on the business of the Fund and EICN. The emergence of claims payments in recent years has been generally consistent with expectations which has resulted in relatively minor changes in reserve estimates. Nevada statutorily prohibits entering into full and final settlement of claims, therefore, paid losses largely reflect stable and consistent periodic payments, particularly for indemnity benefits.

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
Approximately 54% of our claims payments during the three years ended December 31, 2023 related to medical care for injured workers. The utilization and cost of medical services in the future is a significant source of uncertainty in the establishment of loss reserves for workers' compensation. However, because medical care may be provided to an injured worker over many years, and in some cases decades, the pace of medical claim cost inflation can have a significant impact on our ultimate claim payments. For example, if the rate of medical claim cost inflation increases by 1% above the inflation rate that is implicitly included in the loss reserves at December 31, 2023, we estimate that future medical costs over the lifetime of current claims would increase by approximately $74.0 million on a net-of-reinsurance basis. Under the current elevated inflationary environment, additional inflationary considerations were included in determining the level and adequacy of our reserves, and particular consideration was given to medical and hospital inflation rates as these inflation rates have historically exceeded general inflation rates.
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
If the actual loss reserves were at the high or the low end of the actuarial range, the impact on our financial results would have been as follows:

	December 31,
	2023	2022
Increase (decrease) in reserves (1)	(in millions)
At low end of range	$(139.3)	$(149.5)
At high end of range	175.6	172.0
Increase (decrease) in stockholders' equity and net income
At low end of range	$110.0	$118.1
At high end of range	(138.7)	(135.9)
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
Additionally, any adjustment to the estimated ceded reserves under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also included in losses and LAE incurred in the Consolidated Statements of Comprehensive Income (Loss), so that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement. The table below provides the actuarial range of estimated liabilities for gross loss reserves under the LPT Agreement and our carried reserves.

As of December 31,
2023
(in millions)
Low end of actuarial range	$277.4
LPT carried reserves	291.7
High end of actuarial range	300.6

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
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995 for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were $291.7 million as of December 31, 2023. Losses and LAE paid with respect to the LPT Agreement totaled $877.6 million at December 31, 2023. We account for the LPT Agreement as retroactive reinsurance. Entry into the LPT Agreement resulted in a deferred reinsurance gain that was recorded on our Consolidated Balance Sheets as a liability. The Deferred Gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and the amortization is reflected in losses and LAE. Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the Deferred Gain on our Consolidated Balance Sheets and losses and LAE on our Consolidated Statements of Comprehensive Income (Loss).
Additionally, we are entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is an amount based on the favorable difference between actual paid losses and LAE and expected paid losses and LAE as established in the LPT Agreement. The calculation of actual amounts paid versus expected amounts is determined every five years beginning June 30, 2004 and ending June 30, 2024. We are paid 30% of the favorable difference between the actual and expected losses and LAE paid at each calculation point. Each quarter, management records its best estimate of the estimated ultimate contingent profit commission through June 30, 2024, which is impacted by estimates for ceded losses and LAE. The Deferred Gain related to the contingent profit commission is amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the contingent profit commission, or through June 30, 2024, and is recorded in losses and LAE incurred in the accompanying Consolidated Statements of Comprehensive Income (Loss). Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the Contingent commission receivable–LPT Agreement and the Deferred Gain on our Consolidated Balance Sheets and losses and LAE on our Consolidated Statements of Comprehensive Income (Loss).
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
The economic disruptions caused by volatility and credit concerns in certain financial and banking markets, inflationary pressures, heightened geo-political conditions, have impacted the credit risk associated with certain of our investment holdings.

As a result, we maintained $2.7 million of allowance for CECL on our fixed maturity portfolio as of December 31, 2023. See Note 6 in the Notes to our Consolidated Financial Statements.
Interest Rate Risk
Investments
The fair value of our fixed maturity portfolio is exposed to interest rate risk, which is the risk of a decline in fair value resulting from changes in prevailing interest rates, which we manage through duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 4.5 at December 31, 2023. Our investment strategy balances consideration of duration, yield and credit risk. We continually monitor changes in interest rates and their impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of December 31, 2023. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $1,969.4 million as of December 31, 2023, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(222.1)	(11.3)%
200 basis point rise	(150.9)	(7.7)
100 basis point rise	(74.9)	(3.8)
50 basis point decline	46.9	2.4
100 basis point decline	89.2	4.5
200 basis point decline	174.7	8.9
300 basis point decline	259.1	13.2
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of December 31, 2023, the par value of our commercial and residential mortgage-backed securities holdings was $458.6 million, and the amortized cost was 102.4% of par value. Since a majority of our mortgage-backed securities were purchased at a premium that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The commercial and residential mortgage-backed securities portion of the portfolio totaled 19.5% of total investments as of December 31, 2023. Agency-backed residential mortgage pass-throughs totaled $331.8 million, or 91.6%, of the residential mortgage-backed securities portion of the portfolio as of December 31, 2023.
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
The table below shows the sensitivity of our equity securities at fair value to price changes as of December 31, 2023:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Decrease in Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Increase in Total Equity Securities
Equity securities	$125.9	$211.2	$190.1	$(21.1)	$232.3	$21.1
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
Increases in market interest rates throughout 2022, which were sustained throughout 2023, are intended to aid in the suppression of inflation, negatively impacted the market value of our existing fixed maturity investments while increasing the yields on our new and variable rate fixed maturity investments.
Item 8. Financial Statements and Supplementary Data

Page
Management's Annual Report on Internal Control Over Financial Reporting	51
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	52
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	53
Consolidated Balance Sheets as of December 31, 2023 and 2022	55
Consolidated Statements of Comprehensive Income (Loss) for each of the years ended December 31, 2023, 2022, and 2021	57
Consolidated Statements of Stockholders' Equity for each of the years ended December 31, 2023, 2022, and 2021	58
Consolidated Statements of Cash Flows for each of the years ended December 31, 2023, 2022, and 2021	59
Notes to Consolidated Financial Statements	61

The following Financial Statement Schedules are filed in Item 15 of Part IV of this report:

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	96
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	99

Pursuant to Rule 7-05 of Regulation S-X, Financial Statement Schedules I, III, IV, and V have been omitted as the information to be set forth therein is included in the Notes to Consolidated Financial Statements or has been supplied in another Financial Statement Schedule.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Employers Holdings, Inc. and its Subsidiaries (collectively, the Company) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive officer and principal financial officer, and effected by the Company's Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP).
The Company's internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of its management and Board; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Based on this assessment, management did not identify any material weaknesses in the internal control over financial reporting and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2023.
The Company's independent registered public accounting firm, Ernst & Young LLP, has independently assessed the effectiveness of the Company's internal control over financial reporting. A copy of their report is included in Item 8 of this report.

February 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Employers Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Employers Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Employers Holdings, Inc. and Subsidiaries' (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated February 26, 2024 expressed an unqualified opinion thereon.
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
February 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Employers Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Employers Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2024 expressed an unqualified opinion thereon.
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
At December 31, 2023, the liability for incurred but not reported (IBNR) reserves represented a material portion of the $1,884.5 million of unpaid loss and loss adjustment expenses (LAE). As explained in Notes 2 and 9 to the consolidated financial statements, the liability for unpaid losses and LAE represents management's best estimate of the ultimate net cost of all reported and unreported losses incurred for the applicable periods, less payments made. The estimated reserves include the accumulation of estimates for all claims reported prior to the balance sheet date, estimates of claims incurred but not reported, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. IBNR reserves include an estimate for claims that are incurred but not yet reported, expected development on reported claims and for additional payments on closed claims. There is significant uncertainty inherent in determining management’s best estimate of the ultimate loss settlement cost which is used to determine the incurred but not reported claim reserves. In particular, the estimate is sensitive to the selection and weighting of actuarial methods and management’s selection of parameters and assumptions including, the pattern with which aggregate claims data will be paid or emerge over time, the magnitude and change in claim settlement activity, the effects of legislative benefit changes and/or judicial decisions, and trends in claim frequency and severity.
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
To test IBNR reserves, our audit procedures included, among others, testing the completeness and accuracy of the data used in the calculations by testing reconciliations of the underlying claims and policyholder data recorded in the source systems to the actuarial reserving calculations, and comparing a sample of incurred and paid claims to source documentation. With the assistance of EY actuarial specialists, we evaluated the Company’s selection and weighting of actuarial methods by comparing the methods and weightings used in the current estimate to our expectations of those used in the industry for the specific types of insurance and age of the claims. To evaluate the significant assumptions used by management, we compared the assumptions to current and historical claims trends. We also compared management’s recorded reserves to a range of reasonable reserve estimates calculated independently by our EY actuarial specialists. Additionally, we performed a hindsight analysis of the prior period estimates using subsequent claims development.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002
San Francisco, California
February 26, 2024

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
	2023	2022
	(in millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost $2,048.0 at December 31, 2023 and $2,366.7 at December 31, 2022, less CECL allowance of $2.7 at December 31, 2023 and $4.5 at December 31, 2022)	$1,936.3	$2,186.3
Equity securities at fair value (cost $125.9 at December 31, 2023 and $144.2 at December 31, 2022)	211.2	197.0
Equity securities at cost	6.0	6.7
Other invested assets (cost $82.5 at December 31, 2023 and $54.4 at December 31, 2022)	91.5	59.7
Short-term investments at fair value (amortized cost $33.1 at December 31, 2023 and $119.1 at December 31, 2022)	33.1	119.1
Total investments	2,278.1	2,568.8
Cash and cash equivalents	226.4	89.2
Restricted cash and cash equivalents	0.2	0.2
Accrued investment income	16.3	19.0
Premiums receivable (less CECL allowance of $17.9 at December 31, 2023 and $12.8 at December 31, 2022)	359.4	305.9
Reinsurance recoverable for:
Paid losses	6.3	6.8
Unpaid losses (less CECL allowance of $0.9 at December 31, 2023 and $0.9 at December 31, 2022)	427.5	444.5
Deferred policy acquisition costs	55.6	48.3
Deferred income taxes, net	43.4	62.7
Property and equipment, net	6.5	12.0
Operating lease right-of-use assets	5.1	11.5
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Contingent commission receivable–LPT Agreement	14.2	13.9
Cloud computing arrangements	28.0	42.9
Other assets	33.6	41.2
Total assets	$3,550.4	$3,716.7
Liabilities and stockholders' equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$1,884.5	$1,960.7
Unearned premiums	379.7	339.5
Commissions and premium taxes payable	66.0	58.2
Accounts payable and accrued expenses	26.1	28.7
Deferred reinsurance gain—LPT Agreement	99.2	106.1
FHLB advances	—	182.5
Non-cancellable obligations	17.0	26.1
Operating lease liability	5.9	13.6
Other liabilities	58.1	57.1
Total liabilities	$2,536.5	$2,772.5
Commitments and contingencies (Note 12)

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
	2023	2022
	(in millions, except share data)
Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 58,055,968 and 57,876,287 shares issued and 25,369,753 and 27,160,748 shares outstanding at December 31, 2023 and 2022, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	419.8	414.6
Retained earnings	1,384.3	1,295.6
Accumulated other comprehensive loss, net of tax	(86.0)	(138.9)
Treasury stock, at cost (32,686,215 shares at December 31, 2023 and 30,715,539 shares at December 31, 2022)	(704.8)	(627.7)
Total stockholders' equity	1,013.9	944.2
Total liabilities and stockholders' equity	$3,550.4	$3,716.7
See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2023	2022	2021
Revenues	(in millions, except per share data)
Net premiums earned	$721.9	$675.2	$574.4
Net investment income	106.5	89.8	72.7
Net realized and unrealized gains (losses) on investments	22.7	(51.8)	54.6
Other (loss) income	(0.2)	0.3	1.4
Total revenues	850.9	713.5	703.1

Expenses
Losses and loss adjustment expenses	405.7	391.0	315.2
Commission expense	100.0	95.9	76.1
Underwriting and general and administrative expenses	180.0	167.3	160.2
Interest and financing expenses	5.8	3.5	0.5
Other expenses	11.0	—	4.1
Total expenses	702.5	657.7	556.1

Net income before income taxes	148.4	55.8	147.0
Income tax expense	30.3	7.4	27.7
Net income	$118.1	$48.4	$119.3

Comprehensive income (loss)
Unrealized AFS investment gains (losses) during the period, net of tax (expense) benefit of $(12.3), $53.8, and $13.6 for the years ended December 31, 2023, 2022, and 2021, respectively	$46.6	$(202.3)	$(51.3)
Reclassification adjustment for realized AFS investment losses (gains) in net income, net of tax (benefit) expense of $(1.7), $(0.8), and $0.9 for the years ended December 31, 2023, 2022, and 2021, respectively	6.3	2.8	(3.2)
Other comprehensive income (loss), net of tax	52.9	(199.5)	(54.5)
Total comprehensive income (loss)	$171.0	$(151.1)	$64.8

Earnings per common share (Note 18):
Basic	$4.48	$1.76	$4.22
Diluted	$4.45	$1.75	$4.17
Cash dividends declared per common share and eligible plan awards	$1.10	$3.28	$1.00

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock, at Cost	Total Stockholders' Equity
	Shares	Amount
	(in millions, except share data)

Balance, January 1, 2021	57,413,806	$0.6	$404.3	$1,247.9	$115.1	$(555.1)	$1,212.8
Stock-based obligations (Note 14)	—	—	9.1	—	—	—	9.1
Stock options exercised	48,051	—	1.1	—	—	—	1.1
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	228,397	—	(3.8)	—	—	—	(3.8)
Acquisition of common stock (Note 13)	—	—	—	—	—	(42.2)	(42.2)
Dividends declared on common stock and eligible plan awards	—	—	—	(28.7)	—	—	(28.7)
Net income for the year		—	—	119.3	—	—	119.3
Change in net unrealized losses on investments, net of taxes of $14.5		—	—	—	(54.5)	—	(54.5)
Balance, December 31, 2021	57,690,254	$0.6	$410.7	$1,338.5	$60.6	$(597.3)	$1,213.1

Balance, January 1, 2022	57,690,254	$0.6	$410.7	$1,338.5	$60.6	$(597.3)	$1,213.1
Stock-based obligations (Note 14)	—	—	5.1	—	—	—	5.1
Stock options exercised	41,665	—	1.1	—	—	—	1.1
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	144,368	—	(2.3)	—	—	—	(2.3)
Acquisition of common stock (Note 13)	—	—	—	—	—	(30.4)	(30.4)
Dividends declared on common stock and eligible plan awards	—	—	—	(91.3)	—	—	(91.3)
Net income for the year		—	—	48.4	—	—	48.4
Change in net unrealized gains on investments, net of taxes of $53.0		—	—	—	(199.5)	—	(199.5)
Balance, December 31, 2022	57,876,287	$0.6	$414.6	$1,295.6	$(138.9)	$(627.7)	$944.2

Balance, January 1, 2023	57,876,287	$0.6	$414.6	$1,295.6	$(138.9)	$(627.7)	$944.2
Stock-based obligations (Note 14)	—	—	6.1	—	—	—	6.1
Stock options exercised	23,500	—	0.7	—	—	—	0.7
Vesting of restricted and performance stock units, net of shares withheld to satisfy minimum tax withholding (Note 14)	156,181	—	(1.6)	—	—	—	(1.6)
Acquisition of common stock(1) (Note 13)	—	—	—	—	—	(77.1)	(77.1)
Dividends declared on common stock and eligible plan awards	—	—	—	(29.4)	—	—	(29.4)
Net income for the year		—	—	118.1	—	—	118.1
Change in net unrealized losses on investments, net of taxes of $(14.0)		—	—	—	52.9	—	52.9
Balance, December 31, 2023	58,055,968	$0.6	$419.8	$1,384.3	$(86.0)	$(704.8)	$1,013.9
(1) Beginning January 1, 2023, amount includes applicable excise tax as imposed by the Inflation Reduction Act of 2022.
See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2023	2022	2021
Operating activities	(in millions)
Net income	$118.1	$48.4	$119.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4.8	5.3	7.4
Stock-based compensation	6.2	5.1	9.1
Amortization of cloud computing arrangements	16.7	16.4	14.2
Net amortization on investments	2.4	3.0	8.5
Allowance for expected credit losses	5.1	2.8	(0.3)
Deferred income tax expense (benefit)	5.3	(17.4)	6.7
Net realized and unrealized (gains) losses on investments	(22.7)	51.8	(54.6)
Asset impairment and related charges	4.2	—	1.0
Noncash operating lease term adjustment	(1.0)	—	—
Change in operating assets and liabilities:
Premiums receivable	(58.6)	(63.7)	(12.1)
Reinsurance recoverable on paid and unpaid losses	17.5	32.2	20.2
Cloud computing arrangements	(3.4)	(15.4)	(7.9)
Operating lease right-of-use-assets	6.4	2.7	3.2
Current federal income taxes	(6.7)	8.8	(7.9)
Unpaid losses and loss adjustment expenses	(76.2)	(20.5)	(88.2)
Unearned premiums	40.2	34.8	5.6
Accounts payable, accrued expenses and other liabilities	3.7	7.2	(2.5)
Deferred reinsurance gain–LPT Agreement	(6.9)	(8.3)	(11.0)
Contingent commission receivable–LPT Agreement	(0.3)	—	(0.5)
Operating lease liabilities	(6.7)	(3.0)	(3.3)
Non-cancellable obligations	(9.1)	4.4	(2.4)
Other	10.4	5.2	6.3
Net cash provided by operating activities	49.4	99.8	10.8
Investing activities
Purchases of fixed maturity securities	(416.4)	(611.4)	(516.6)
Purchases of equity securities	(39.8)	(124.9)	(199.5)
Purchases of short-term investments	(68.7)	(132.7)	(12.5)
Purchases of other invested assets	(28.1)	(20.3)	(17.3)
Proceeds from sale of fixed maturity securities	558.0	313.8	206.7
Proceeds from sale of equity securities	53.2	216.3	135.9
Proceeds from maturities and redemptions of fixed maturity securities	162.7	195.0	373.5
Proceeds from maturities of short-term investments	157.0	24.0	28.3
Net change in unsettled investment purchases and sales	1.6	(3.3)	3.4
Capital expenditures and other	(2.2)	(2.6)	(3.6)
Net cash provided by (used in) investing activities	377.3	(146.1)	(1.7)
Financing activities
Acquisition of common stock	(76.1)	(30.4)	(42.6)
Cash transactions related to stock-based compensation	(1.0)	(1.2)	(2.7)
Dividends paid to stockholders and eligible plan award holders	(29.7)	(90.3)	(29.0)
Proceeds from FHLB advances	—	182.5	—
Repayments on FHLB advances	(182.5)	—	(20.0)
Proceeds from line of credit advances	—	10.0	27.0
Repayments on line of credit advances	—	(10.0)	(27.0)
Payments on finance leases	(0.2)	(0.2)	(0.1)
Net cash (used in) provided by financing activities	(289.5)	60.4	(94.4)

Net increase (decrease) in cash, cash equivalents, and restricted cash	137.2	14.1	(85.3)
Cash, cash equivalents, and restricted cash at the beginning of the period	89.4	75.3	160.6
Cash, cash equivalents, and restricted cash at the end of the period	$226.6	$89.4	$75.3
Cash paid for federal income taxes	$30.4	$15.1	$28.2
Cash paid for state income taxes	$1.5	$0.7	$1.2
Cash paid for interest	$5.8	$2.6	$0.3
Non-cash transactions
Financed property and equipment purchases	$—	$0.1	$0.3
Non-cash exchange of private preferred shares for equity securities	—	—	20.0

The following table presents our cash, cash equivalents, and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	December 31, 2023	December 31, 2022
	(in millions)
Cash and cash equivalents	$226.4	$89.2
Restricted cash and cash equivalents supporting reinsurance obligations	0.2	0.2
Total cash, cash equivalents and restricted cash	$226.6	$89.4
 See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2023
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
The Company accounts for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain (the Deferred Gain) was recorded as a liability on the Company's Consolidated Balance Sheets. The Company is also entitled to receive a contingent profit commission under the LPT Agreement through June 30, 2024. The contingent profit commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement and is recorded as an asset on the Company's Consolidated Balance Sheets. The Contingent Commission receivable at December 31, 2023 was $14.2 million.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). All intercompany transactions and balances have been eliminated in consolidation.
The Company operates as a single operating segment, Insurance Operations, through its wholly owned subsidiaries. The Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by the Company's chief operating decision maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance based on discrete financial information. Prior to December 31, 2023, the Company operated through two reportable segments: Employers and Cerity. All periods prior to December 31, 2023 have been conformed to the current presentation. Detailed financial information about the Company's single operating segment is presented in Note 19.
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
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represent cash and cash equivalents held in trust in order to secure certain of the Company's obligations and, accordingly, are restricted as to withdrawal or usage. As of December 31, 2023 and 2022 the

Company held $3.0 million and $2.7 million, respectively, in cash and investments in trust for reinsurance obligations, of which $0.2 million, represented restricted cash and cash equivalents for each year.
Short-Term Investments
The Company considers all liquid investments with maturities of between three and twelve months, as measured from the date of purchase, to be short-term investments.
Investment Securities
The Company's investments in fixed maturity securities and short-term investments are classified as available-for-sale (AFS) and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes, in Accumulated other comprehensive loss on the Company's Consolidated Balance Sheets.
The Company's investments in equity securities at fair value are not classified as AFS and changes in fair value are included in Net realized and unrealized gains and losses on investments on the Company's Consolidated Statements of Comprehensive Income (Loss). The Company's investment in FHLB stock is presented within Equity securities at cost on the Company's Consolidated Balance Sheets.
The Company's investments in other invested assets are reported at net asset value and changes in the value of these investments are included in Net realized and unrealized gains (losses) on investments on the Company's Consolidated Statements of Comprehensive Income (Loss).
The Company's investments in fixed maturity securities are presented net of an allowance for current expected credit losses (CECL). The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria is met, the security's amortized cost basis is written down to its fair value. For AFS debt securities that do not meet either criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The changes in the Company's allowance for CECL on investments are included in Net realized and unrealized gains (losses) on investments on the Company's Consolidated Statements of Comprehensive Income (Loss) (see Note 6).
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
Premiums written are recognized as revenues, net of any applicable underlying reinsurance coverage, and recognized as premiums earned, over the period of the contract in proportion to the amount of insurance protection provided. At the end of the policy term, payroll-based premium audits are performed on substantially all policyholder accounts to determine the actual amount of net premiums earned for that policy year. Earned but unbilled premiums include estimated future audit premiums based on the Company's historical experience. These estimates are subject to changes in policyholders' payrolls, economic conditions, and seasonality, and are continually reviewed and adjusted as experience develops or new information becomes known. Audit premium adjustments are included in premiums earned; however, these adjustments are partially offset by the resulting changes in losses and LAE, commission expenses, and premium taxes. The Company's premiums receivable on its Consolidated Balance Sheets included $42.9 million and $38.7 million of additional premiums expected to be received from policyholders for premium audits at December 31, 2023 and 2022, respectively.
The Company establishes an allowance for CECL (see Note 6) on its premiums receivable through a charge included in underwriting and general and administrative expenses in its Consolidated Statements of Comprehensive Income (Loss). This allowance for CECL is determined based on estimates (collectability and historical payment patterns) and assumptions to project future experience. After all collection efforts have been exhausted, the Company reduces the allowance for CECL for write-offs of premiums receivable that have been deemed uncollectible. The Company's allowance for CECL was $17.9 million and $12.8 million at December 31, 2023 and 2022, respectively. The Company had write offs of $3.9 million, $2.0 million, and $2.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Deferred Policy Acquisition Costs
Policy acquisition costs, those costs that relate directly to the successful acquisition of new or renewal insurance contracts, including underwriting, policy issuance and processing, medical and inspection, sales force contract selling and commissions are deferred and amortized as the related premiums are earned. Amortization of deferred policy acquisition costs for the years ended December 31, 2023, 2022, and 2021, was $113.8 million, $106.4 million, and $92.2 million, respectively.
If the sum of a policy's expected losses and LAE and deferred policy acquisition costs exceeds the related unearned premiums and projected investment income, a premium deficiency is determined to exist. In this event, deferred policy acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs, a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the years ended December 31, 2023, 2022, and 2021.
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
Balances due from reinsurers on unpaid losses, including an estimate of such recoverables related to reserves for incurred but not reported losses, are reported as reinsurance recoverables on the Company's Consolidated Balance Sheets. Reinsurance recoverables on paid losses represent amounts currently due from reinsurers. Reinsurance recoverables on unpaid losses represent amounts that will be collectible from reinsurers once the losses are paid. Reinsurance recoverables on unpaid losses and LAE amounted to $427.5 million and $444.5 million at December 31, 2023 and 2022, respectively.
The Company's reinsurance recoverables are presented net of an allowance for CECL. The changes in the Company's allowance for CECL are included in underwriting and general and administrative expenses on the Company's Consolidated Statements of Comprehensive Income (Loss) (see Note 6). This allowance for CECL is determined based on historical information, financial strength of reinsurers, collateralization amounts and ratings to determine the appropriateness of the allowance.
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
Pursuant to the LPT Agreement, LAE is deemed to be 7% of total losses paid and is payable to the Company as compensation for management of the claims under the LPT Agreement. The Deferred Gain is amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and is recorded in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income (Loss). Any adjustment to the estimated loss and LAE reserves ceded under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income (Loss), such that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement (LPT Reserve Adjustment).
Additionally, the Company is entitled to receive a contingent profit commission under the LPT Agreement. The contingent profit commission is equal to 30% of the favorable difference between actual paid losses and LAE and expected paid losses and LAE as established in the LPT Agreement based on losses paid through June 30, 2024. The contingent profit commission is payable every five years beginning June 30, 2004 and ending June 30, 2024. The Company could be required to return any previously received contingent profit commission, plus interest, in the event of unfavorable differences through June 30, 2024. The Company records an estimate of contingent profit commission on its Consolidated Balance Sheets as Contingent commission receivable–LPT Agreement and a corresponding liability is recorded as Deferred reinsurance gain–LPT Agreement. The Contingent commission receivable–LPT Agreement is reduced as amounts are received from participating reinsurers. The Deferred reinsurance gain–LPT Agreement is amortized using the recovery method. The amortization of the contingent profit commission is determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the contingent profit commission (through June 30, 2024), and is recorded in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income (Loss). Any adjustment to the contingent profit commission under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income (Loss), such that the Deferred Gain reflects the balance that would have existed had the revised contingent profit commission been recognized at the inception of the LPT Agreement (LPT Contingent Commission Adjustment).
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation (see Note 7). Expenditures for maintenance and repairs are charged against operations as incurred.
Electronic data processing equipment, software, furniture and equipment, and automobiles are depreciated using the straight-line method over 3 to 7 years. Leasehold improvements are also carried at cost less accumulated amortization. The Company amortizes leasehold improvements using the straight-line method over the lesser of the useful life of the asset or the remaining original lease term, excluding options or renewal periods. Leasehold improvements are generally amortized over 3 to 8 years.
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
The Company recognizes accrued interest and penalties, if any, in income taxes. For the years ended December 31, 2023 and 2022, the Company incurred no material interest and penalties.
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
Goodwill and Other Intangible Assets
The Company formally tests for impairment of goodwill and intangible assets around the fourth quarter of each year. At the end of each quarter, management considers the results of the previous analysis as well as any recent developments that may constitute triggering events requiring the impairment analysis of goodwill and other intangible assets to be updated. The Company assessed the effects of current economic conditions on the Company's financial condition and results of operations and changes in the Company's fair value and determined that there were no impairments of these assets as of December 31, 2023 and 2022.
Intangible assets related to state licenses are not subject to amortization. Intangibles related to insurance relationships were amortized in proportion to the expected period of benefit and were fully amortized as of December 31, 2023.

The gross carrying value, accumulated amortization, and net carrying value for the Company's intangible assets, by major class, as of December 31, were as follows:

	2023			2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
State licenses	$13.5	$—	$13.5	$13.5	$—	$13.5
Insurance relationships	9.4	$(9.4)	—	9.4	(9.4)	—
Other	0.1	—	0.1	0.1	—	0.1
Total	$23.0	$(9.4)	$13.6	$23.0	$(9.4)	$13.6
There was no amortization expense in 2023 or 2022. Amortization expenses are included in the Company's Consolidated Statements of Comprehensive Income (Loss) in underwriting and general and administrative expenses.
Stock-Based Compensation
The Company provides stock-based compensation to its directors and certain of its employees, which is recognized in its Consolidated Statements of Comprehensive Income (Loss) based on estimated grant date fair values over the relevant service period (see Note 14).
3. New Accounting Standards
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update improve disclosures about reportable segments and provide more detailed information about a reportable segment's expenses. The amendments in this update include disclosures on an annual and interim basis, significant segment expenses that are regularly provided to the CODM, an amount for other segment items by reportable segment and a description on their composition, all annual disclosures about a reportable segment's profit or loss and assets be required on an interim basis, identify the measures the CODM uses in assessing performance and allocating resources, and the title and position of the CODM. Additionally, a single reporting segment is subject to all disclosures in this amendment along with existing segment disclosures within Topic 280. This update is effective for fiscal years beginning after December 15, 2023 and early adoption is permitted. The Company will adopt this standard when it becomes effective.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements. The amendments in this update modify the disclosure or presentation requirements of a variety of topics within the Codification, including Statement of Cash Flows, Accounting Changes and Error Corrections, Earnings Per Share, Interim Reporting, Commitments, Debt, Equity, Derivatives and Hedging, Transfers and Servicing of Securities Borrowed or Repurchases, Oil and Gas activities, Investment Company activities and Real Estate Investment Trusts. Certain of the amendments represent clarifications to or technical corrections of the current requirements to allow users to more easily compare entities subject to existing SEC disclosures. For entities subject to the SEC's existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC's removal of related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption permitted. The Company will adopt any codification improvements as they become applicable and has determined that the impact of these improvements will not be material to its consolidated financial condition or results of operations.
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This update requires public business entities to annually disclose specific categories within the income tax rate reconciliation, and provide additional information for reconciling items that meet a certain quantitative threshold. Additionally, the amendments in this update require entities to disclose certain information about income taxes paid, income tax disaggregation, disclosures around unrecognized tax benefits, and the removal of disclosures related to temporary differences surrounding deferred tax liabilities to enhance the transparency and decision usefulness of income tax disclosures. This update is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted for financial statements that have not been issued. The Company elected to early adopted this update as of December 31, 2023 and determined that the impact of this standard was not material to its consolidated financial condition or results of operations. See Note 8 regarding the additional disclosures of this adoption that were applicable to the Company.

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
In October 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-10, Codification Improvements. This update ensures all disclosure guidance that requires or provides an option for an entity to provide notes to the financial statements is included in the Disclosure Section (Section 50) of the Codification. This update also provides various codification improvements in which the original guidance was unclear. This update became effective for annual periods beginning after December 15, 2020 and early adoption was permitted for any annual or interim period for which financial statements have not been issued. The Company determined that the impact of this standard was not material to its consolidated financial condition and results of operations.
In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivable-Nonrefundable fees and other costs. The amendments in that Update shortened the amortization period for certain purchased callable debt securities held at a premium by requiring that entities amortize the premium associated with those callable debt securities within the scope of paragraph 310-20-25-33 to the earliest call date. The amendments affect the guidance in Accounting Standards Update No. 2017-08, receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this update became effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2020. Early adoption was not permitted. The Company determined that the impact of this standard was not material to its consolidated financial condition and results of operations.
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
4. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company's financial instruments at fair value were as follows as of December 31:

	2023		2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets	(in millions)
Total investments at fair value (Note 5)	$2,180.6	$2,180.6	$2,502.4	$2,502.4
Cash and cash equivalents	226.4	226.4	89.2	89.2
Restricted cash and cash equivalents	0.2	0.2	0.2	0.2
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments to the valuation methodology utilized by third party pricing services as of December 31, 2023 and 2022.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
As of December 31, 2023, the Company held $46.2 million of fixed maturity securities at fair value that were designated Level 3. These private placements securities, which were purchased in 2022 and 2023, were designated as Level 3 securities due to the limited amount of observable market information available.
The following table presents the Company's investments at fair value and the corresponding fair value measurements.

	December 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities
U.S. Treasuries	$—	$58.4	$—	$—	$90.8	$—
U.S. Agencies	—	2.1	—	—	2.1	—
States and municipalities	—	210.2	—	—	317.6	—
Corporate securities	—	863.7	32.1	—	851.9	16.2
Residential mortgage-backed securities	—	362.2	—	—	360.2	—
Commercial mortgage-backed securities	—	63.8	—	—	55.1	—
Asset-backed securities	—	113.9	14.1	—	58.1	8.0
Collateralized loan obligations	—	91.5	—	—	260.9	—
Foreign government securities	—	10.4	—	—	10.2	—
Other securities	—	113.9	—	—	155.2	—
Total fixed maturity securities	$—	$1,890.1	$46.2	$—	$2,162.1	$24.2
Equity securities at fair value
Industrial and miscellaneous	$181.7	$—	$—	$165.3	$—	$—
Other	29.5	—	—	31.5	0.2	—
Total equity securities at fair value	$211.2	$—	$—	$196.8	$0.2	$—
Short-term investments	$17.6	$15.5	$—	$119.1	$—	$—
Total investments at fair value	$228.8	$1,905.6	$46.2	$315.9	$2,162.3	$24.2
Financial Instruments Carried at Cost
All of the Company's insurance subsidiaries are members of the Federal Home Loan Bank of San Francisco (FHLB). Members are required to purchase stock in the FHLB in addition to maintaining collateral deposits that back any funds advanced and standby letters of credit issued. The Company's investment in FHLB stock is recorded at cost, which approximates fair value, as purchases and sales of these securities are at par value with the issuer. FHLB stock is considered a restricted security and is periodically evaluated by the Company for impairment based on the estimated ultimate recovery of par value.
Financial Instruments Carried at Net Asset Value (NAV)
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company's Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at NAV and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner's discretion. The Company will receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment, or a portion thereof. The Company expects these distributions from time-to-time during the full course of the fund term. As of December 31, 2023 and 2022, the Company had unfunded commitments to these private equity limited partnerships totaling $25.4 million and $55.2 million, respectively.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.
The following table presents cash and investments carried at NAV on the Company's Consolidated Balance Sheets.

	December 31, 2023	December 31, 2022
	(in millions)
Cash equivalents measured at NAV	197.2	65.5
Other invested assets carried at NAV	91.5	59.7
The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs.

	Years Ended December 31,
	2023	2022
	(in millions)
Beginning balance	$24.2	$—
Purchases	20.7	25.8
Unrealized gains (losses) included in comprehensive income (loss)	1.3	(1.6)
Ending balance	$46.2	$24.2

5. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company's AFS investments were as follows:

	Amortized Cost	Allowance for CECL	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2023	(in millions)
Fixed maturity securities
U.S. Treasuries	$60.3	$—	$0.6	$(2.5)	$58.4
U.S. Agencies	2.2	—	—	(0.1)	2.1
States and municipalities	212.3	—	3.1	(5.2)	210.2
Corporate securities	952.8	(2.1)	8.3	(63.2)	895.8
Residential mortgage-backed securities	399.3	—	0.9	(38.0)	362.2
Commercial mortgage-backed securities	70.2	—	—	(6.4)	63.8
Asset-backed securities	131.8	—	1.0	(4.8)	128.0
Collateralized loan obligations	92.2	—	—	(0.7)	91.5
Foreign government securities	12.7	—	—	(2.3)	10.4
Other securities(1)	114.2	(0.6)	1.0	(0.7)	113.9
Total fixed maturity securities	2,048.0	(2.7)	14.9	(123.9)	1,936.3
Short-term investments	33.1	—	—	—	33.1
Total AFS investments	$2,081.1	$(2.7)	$14.9	$(123.9)	$1,969.4

At December 31, 2022
Fixed maturity securities
U.S. Treasuries	$95.1	$—	$0.1	$(4.4)	$90.8
U.S. Agencies	2.2	—	—	(0.1)	2.1
States and municipalities	326.7	—	0.8	(9.9)	317.6
Corporate securities	963.4	(2.8)	2.0	(94.5)	868.1
Residential mortgage-backed securities	403.5	—	0.3	(43.6)	360.2
Commercial mortgage-backed securities	61.5	—	—	(6.4)	55.1
Asset-backed securities	74.0	—	0.1	(8.0)	66.1
Collateralized loan obligations	268.1	—	—	(7.2)	260.9
Foreign government securities	13.0	—	—	(2.8)	10.2
Other securities(1)	159.2	(1.7)	0.6	(2.9)	155.2
Total fixed maturity securities	2,366.7	(4.5)	3.9	(179.8)	2,186.3
Short-term investments	119.1	—	—	—	119.1
Total AFS investments	$2,485.8	$(4.5)	$3.9	$(179.8)	$2,305.4
(1)Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.

The cost and estimated fair value of the Company's equity securities recorded at fair value at December 31, 2023 and 2022 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At December 31, 2023
Equity securities at fair value
Industrial and miscellaneous	$104.4	$181.7
Other	21.5	29.5
Total equity securities at fair value	$125.9	$211.2

At December 31, 2022
Equity securities at fair value
Industrial and miscellaneous	$115.3	$165.3
Other	28.9	31.7
Total equity securities at fair value	$144.2	$197.0
The Company had Other invested assets totaling $91.5 million and $59.7 million (initial cost of $82.5 million and $54.4 million) at December 31, 2023 and 2022, respectively, consisting of private equity limited partnerships, which are carried at NAV based on information provided by the general partner. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through Net realized and unrealized gains and losses on the Company's Consolidated Statements of Comprehensive Income (Loss).
The amortized cost and estimated fair value of the Company's fixed maturity securities at December 31, 2023, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$8.4	$8.2
Due after one year through five years	642.7	623.7
Due after five years through ten years	615.2	576.6
Due after ten years	88.2	82.3
Mortgage and asset-backed securities	693.5	645.5
Total	$2,048.0	$1,936.3

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater in each case as of December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
Less than 12 months:	(dollars in millions)
Fixed maturity securities
U.S. Treasuries	$11.9	$(0.1)	5	$76.8	$(3.5)	13
U.S. Agencies	—	—	—	2.1	(0.1)	1
States and municipalities	39.5	(0.3)	15	193.4	(9.0)	68
Corporate securities	26.1	(0.8)	13	763.3	(76.4)	335
Residential mortgage-backed securities	15.8	(0.2)	15	236.8	(17.9)	186
Commercial mortgage-backed securities	—	—	—	52.5	(5.7)	22
Asset-backed securities	24.0	(0.1)	15	27.6	(2.6)	22
Collateralized loan obligations	—	—	—	209.9	(5.5)	37
Other securities	12.6	(0.1)	70	81.6	(1.8)	224
Total fixed maturity securities	129.9	(1.6)	133	1,644.0	(122.5)	908
Total less than 12 months	$129.9	$(1.6)	133	$1,644.0	$(122.5)	908

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$23.7	$(2.4)	7	$11.2	$(0.9)	4
U.S. Agencies	2.2	(0.1)	1	—	—	—
States and municipalities	73.5	(4.9)	32	5.4	(0.9)	3
Corporate securities	684.5	(62.4)	331	84.6	(18.1)	84
Residential mortgage-backed securities	306.6	(37.8)	228	106.6	(25.7)	65
Commercial mortgage-backed securities	53.0	(6.4)	24	2.6	(0.7)	3
Asset-backed securities	47.0	(4.7)	29	27.7	(5.4)	11
Collateralized loan obligations	80.5	(0.7)	21	36.9	(1.7)	11
Foreign government securities	10.4	(2.3)	2	10.2	(2.8)	3
Other securities	10.2	(0.6)	58	38.4	(1.1)	119
Total fixed maturity securities	1,291.6	(122.3)	733	323.6	(57.3)	303
Total 12 months or greater	$1,291.6	$(122.3)	733	$323.6	$(57.3)	303
The Company recorded CECL on AFS debt securities of $2.7 million and $4.5 million during the years ended December 31, 2023 and 2022 (see Note 6). Those fixed maturity securities whose total fair value was less than amortized cost at December 31, 2023 and December 31, 2022, were those in which the Company had no intent, need or requirement to sell at an amount less than their amortized cost.
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

Net realized gains on investments and the change in unrealized gains (losses) on the Company's investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net Decrease (Increase) Change in CECL Allowance	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI(1), before tax
	(in millions)
Year Ended December 31, 2023
Fixed maturity securities	$1.0	$(10.8)	$1.8	$66.9	$(8.0)	$66.9
Equity securities	0.2	(5.7)	—	32.5	27.0	—
Other invested assets	—	—	—	3.7	3.7	—
Short-term investments	—	—	—	—	—	—
Total investments	$1.2	$(16.5)	$1.8	$103.1	$22.7	$66.9

Year Ended December 31, 2022
Fixed maturity securities	$3.2	$(2.5)	$(4.3)	$(252.5)	$(3.6)	$(252.5)
Equity securities	41.2	(17.1)	—	(73.3)	(49.2)	—
Other invested assets	—	—	—	1.0	1.0	—
Short-term investments	—	—	—	—	—	—
Total investments	$44.4	$(19.6)	$(4.3)	$(324.8)	$(51.8)	$(252.5)

Year Ended December 31, 2021
Fixed maturity securities	$4.7	$(1.1)	$0.5	$(68.9)	$4.1	$(68.9)
Equity securities	20.6	(5.0)	—	30.0	45.6	—
Other invested assets	—	—	—	4.9	4.9	—
Short-term investments	—	—	—	(0.1)	—	(0.1)
Total investments	$25.3	$(6.1)	$0.5	$(34.1)	$54.6	$(69.0)
(1) AOCI means Accumulated other comprehensive income or loss
Proceeds from the sales of fixed maturity securities were $558.0 million, $313.8 million and $206.7 million for years ended December 31, 2023, 2022, and 2021, respectively.
Net investment income was as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Fixed maturity securities	$92.3	$81.1	$69.8
Equity securities	6.8	8.3	5.4
Other invested assets	3.8	2.8	2.7
Short-term investments	2.6	0.2	0.2
Cash equivalents and restricted cash	4.7	2.1	—
Gross investment income	110.2	94.5	78.1
Investment expenses	(3.7)	(4.7)	(5.4)
Net investment income	$106.5	$89.8	$72.7
The Company is required by various state laws and regulations to support, through securities on deposit or otherwise, its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of December 31, 2023 and 2022, securities having a fair value of $748.1 million and $745.9 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $70.0 million of securities on deposit as of December 31, 2023 and 2022 (see Note 11).
Certain reinsurance contracts require the Company's funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at December 31, 2023 and 2022 was $3.0 million and $2.7 million, respectively.

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
The table below shows the changes in the allowance for CECL on premiums receivable.

	Years Ended December 31,
	2023	2022
	(in millions)
Beginning balance of the allowance for CECL on premiums receivable	$12.8	$10.3
Current period provision for CECL	17.3	9.6
Write-offs charged against the allowance	(3.9)	(2.0)
Recoveries collected	(8.3)	(5.1)
Ending balance of the allowance for CECL on premiums receivable	$17.9	$12.8

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
The table below shows the changes in the allowance for CECL on reinsurance recoverables.

	Years Ended December 31,
	2023	2022
	(in millions)
Beginning balance of the allowance for CECL on reinsurance recoverables	$0.9	$0.6
Current period provision for CECL	—	0.3
Ending balance of the allowance for CECL on reinsurance recoverables	$0.9	$0.9

Investments
The Company assesses all AFS debt securities in an unrealized loss position for CECL. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria is met, the security's amortized cost basis is written down to its fair value. For AFS debt securities that do not meet either criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Any impairment that has not been recorded through an allowance for credit losses is recognized in Accumulated other comprehensive loss on the Company's Consolidated Balance Sheets. Changes in the allowance for CECL are recorded through realized capital losses.
As of December 31, 2023, the Company established an aggregate allowance for CECL in the amount of $2.7 million. For the Company’s investments in fixed-income debt securities, the allowance for CECL was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the present value of cash flows expected to be collected to its amortized cost basis. The expected present value of cash flows are calculated using scenario based credit loss models derived from the discounted cash flows under the Comprehensive Capital Analysis Review framework, which is adopted by the Federal Reserve.
As of December 31, 2023, the Company did not intend to sell any of its AFS debt securities in which its amortized cost exceeded its fair value.
Accrued interest receivable on AFS debt securities totaled $16.3 million at December 31, 2023 and is excluded from the estimate of credit losses based on historically timely payments.
The table below shows the changes in the allowance for CECL on AFS securities.

	Years Ended December 31,
	2023	2022
	(in millions)
Beginning balance of the allowance for CECL on AFS securities	$4.5	$0.2
Current period provision for CECL	(0.1)	4.5
Reductions in allowance from disposals	(1.7)	—
Recoveries of amounts previously written off	—	(0.2)
Ending balance of the allowance for CECL on AFS securities	$2.7	$4.5

7. Property and Equipment
Property and equipment consists of the following:

	As of December 31,
	2023	2022
	(in millions)
Furniture and equipment	$1.8	$3.3
Leasehold improvements	0.5	5.0
Computers and software	45.7	47.6
Automobiles	0.6	0.8
Property and equipment, gross	48.6	56.7
Accumulated depreciation	(42.1)	(44.7)
Property and equipment, net	$6.5	$12.0
Depreciation expenses related to property and equipment for the years ended December 31, 2023, 2022, and 2021 were $4.8 million, $5.3 million, and $7.4 million, respectively. Internally developed software costs of $1.8 million and $1.2 million were capitalized during the years ended December 31, 2023 and 2022, respectively.
Cloud Computing Arrangements
The Company's capitalized costs associated with cloud computing arrangements totaled $28.0 million and $42.9 million, which were comprised of service contract fees and implementation costs associated with hosting arrangements on the Company's Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively. Total amortization for hosting arrangements for the years ended December 31, 2023 and 2022 was $16.7 million and $16.4 million, respectively.
In 2023, the Company wrote-off $1.6 million of previously capitalized cloud computing costs associated with a policy management system as part of a continual evaluation of our ongoing technology initiatives, which is included in Other expenses on the Company's Consolidated Statements of Comprehensive Income (Loss).
Lease Exit and Disposal Cost
In 2023, the Company recorded a non-recurring charge in connection with the early termination of the lease associated with the Company's former corporate headquarters in Reno, Nevada. This charge included a lease payment of $7.6 million, a write-off related to remaining leasehold improvements and furniture and equipment of $2.6 million, and estimated miscellaneous expenses associated with exiting the property of $0.2 million. The Company also recognized a lease termination gain pertaining to the elimination of the lease liability net of the right-of-use asset of $1.0 million. These amounts are included in Other expenses on the Company's Consolidated Statements of Comprehensive Income (Loss). The decision to terminate this operating lease was undertaken as part of an ongoing review of the Company's future facility needs.

8. Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The Company elected to early adopt this update as of December 31, 2023 and all prior periods presented have been conformed to the new additional disclosure requirements as applicable.
The Company files a consolidated federal income tax return. The insurance subsidiaries pay premium taxes on premiums in lieu of some states' income or franchise taxes. Tax years 2023 through 2020 remain open and are available for examination by the Internal Revenue Service (IRS).
The Company's provision for income taxes consisted of the following:

	Years Ended December 31,
	2023	2022	2021
Current tax expense:	(in millions)
Federal	$23.7	$23.6	$20.2
State	1.5	1.1	0.8
Total current tax expense	25.2	24.7	21.0
Total deferred federal tax expense	5.1	(17.3)	6.7
Income tax expense	$30.3	$7.4	$27.7
The differences in amounts and percentages between the statutory federal tax rate of 21% and the Company's effective tax rate on net income before income taxes as reflected in the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Years Ended December 31,
	2023		2022		2021
	(in millions)	(percent)	(in millions)	(percent)	(in millions)	(percent)
U.S. Federal statutory tax rate	$31.2	21.0%	$11.7	21.0%	$31.0	21.0%
State income tax expense, net of federal income tax effect(1)	1.1	0.8	0.9	1.5	0.6	0.4
Nontaxable or nondeductible items
Tax-advantaged investment income	(0.9)	(0.6)	(1.4)	(2.5)	(1.7)	(1.1)
LPT deferred gain amortization and LPT reserve adjustments	(1.5)	(1.0)	(1.7)	(3.1)	(2.4)	(1.6)
IRC section 162(m), excessive employee remuneration	0.9	0.6	0.8	1.4	0.7	0.4
Tax benefit attributable to repeal of IRC section 847	—	—	(1.4)	(2.5)	—	—
Pre-Privatization reserve adjustments, excluding LPT	(0.1)	—	(0.9)	(1.7)	(0.5)	(0.3)
Other	(0.4)	(0.4)	(0.6)	(0.8)	—	—
Effective tax rate	$30.3	20.4%	$7.4	13.3%	$27.7	18.8%
(1) Florida and Illinois make up the majority (greater than 50 percent) of the State income tax expense, net of federal income tax effect category.
The LPT Reserve Adjustments for the years ended December 31, 2023 and 2021 decreased GAAP net income by $0.9 million, and increased net income by $2.6 million, respectively, but did not affect taxable income. The LPT Contingent Commission Adjustments increased net income by $0.3 million, and $0.5 million during 2023 and 2021, respectively, but did not increase taxable income.

The significant components of deferred income taxes, net, were as follows as of December 31:

	2023		2022
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Unrealized capital gains and losses, net	$3.1	$—	$24.7	$—
Deferred policy acquisition costs	—	11.9	—	10.3
Intangible assets	—	1.6	—	1.6
Loss reserve discounting for tax reporting	31.2	—	31.2	—
Unearned premiums	14.9	—	13.2	—
Allowance for bad debt	4.0	—	2.9	—
Stock-based compensation	1.6	—	1.8	—
Accrued liabilities	4.9	—	4.6	—
Operating leases	1.2	1.1	2.9	2.4
Other	3.2	6.1	3.2	7.5
Total	$64.1	$20.7	$84.5	$21.8
Deferred income tax asset, net	$43.4		$62.7
Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Realization of the deferred income tax asset is dependent on the Company generating sufficient taxable income in future years as the deferred income tax charges become deductible for tax reporting purposes. Although realization is not assured, management believes that it is more likely than not that the net deferred income tax asset will be realized. Accordingly, as of December 31, 2023, the Company did not record a deferred tax asset valuation allowance.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, in income taxes. For the years ended December 31, 2023, 2022, and 2021, respectively, the Company incurred no material interest and penalties. All of the total amount of gross unrecognized tax benefits, if recognized, would impact the Company's effective tax rate. The changes in the balances of gross unrecognized tax benefits were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Beginning balance of unrecognized tax benefits	$0.4	$0.3	$0.3
Increases resulting from prior period tax provisions	—	0.1	—
Increases resulting from current period tax provisions	0.2	0.1	0.1
Decreases resulting from lapse of applicable statute of limitations	—	(0.1)	(0.1)
Ending balance of unrecognized tax benefits	$0.6	$0.4	$0.3
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
The Company prepares reserve estimates for all accident years using our own historical claims data, industry data and many of the generally accepted actuarial methodologies for estimating loss reserves, such as paid loss development methods, incurred loss development methods, and Bornhuetter-Ferguson methods. These methods vary in their responsiveness to different information, characteristics, and dynamics in the data, and the results assist the actuary in considering these characteristics and dynamics in the historical data. The methods employed for each segment of claims data, and the relative weight accorded to each method, vary depending on the nature of the claims segment and on the age of the claims.
Each actuarial methodology requires the selection and application of various parameters and assumptions. The key parameters and assumptions include the future payment and emergence patterns of our aggregate claims data; the magnitude and changes in claim settlement activity; the effects of legislative benefit changes and/or judicial decisions; and trends in the frequency and severity of claims.
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Unpaid losses and LAE at beginning of period	$1,960.7	$1,981.2	$2,069.4
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	445.4	476.9	497.0
Net unpaid losses and LAE at beginning of period	1,515.3	1,504.3	1,572.4
Losses and LAE, net of reinsurance, incurred during the period related to:
Current year	457.8	432.8	366.5
Prior years	(44.9)	(33.5)	(39.8)
Total net losses and LAE incurred during the period	412.9	399.3	326.7
Paid losses and LAE, net of reinsurance, related to:
Current year	111.7	92.5	76.6
Prior years	360.4	295.8	318.2
Total net paid losses and LAE during the period	472.1	388.3	394.8
Ending unpaid losses and LAE, net of reinsurance	1,456.1	1,515.3	1,504.3
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	428.4	445.4	476.9
Unpaid losses and LAE at end of period	$1,884.5	$1,960.7	$1,981.2

Total net losses and LAE included in the above table excludes the impact of the amortization of the Deferred Gain and LPT Reserve Adjustments (See Note 10).
In 2023, the Company had $44.9 million of net favorable prior accident year loss reserve development, which included $44.6 million of favorable loss reserve development on the Company's voluntary business and $0.3 million on its assigned risk business. The net favorable loss development recognized in 2023 was primarily the result of decreasing medical paid loss trends in California related to accident years 2020 and prior, partially offset by reserve strengthening related to accident year 2021. The rapid economic rebound following the COVID-19 pandemic led to large premium increases related to accident year 2021 that were recognized through policy audits in subsequent years. In response, the Company strengthened its reserves for accident year 2021 to reflect the potential for higher losses arising from the higher than expected premium.
In 2022, the Company had $33.5 million of net favorable prior accident year loss reserve development, which included $32.1 million of favorable loss reserve development on the Company's voluntary business and $1.4 million on its assigned risk business. The net favorable loss development recognized in 2022 was primarily the result of decreasing medical and indemnity paid loss trends related to accident years 2020 and prior.
In 2021, the Company had $39.8 million of net favorable prior accident year loss reserve development, which included $38.0 million of favorable development on its voluntary business and $1.8 million on its assigned risk business. The net favorable development recognized in 2021 was primarily the result of decreasing medical costs and defense and cost containment paid loss trends related to accident years 2017 and prior, partially offset by: (i) $10.0 million of unfavorable development related to accident year 2019, which is reflective of more weight being placed on now sufficiently seasoned loss trends and patterns originating in part from business written in our newer territories; and (ii) $8.0 million of unfavorable loss development associated with two catastrophic non-COVID-19 claims in accident year 2020.
The Company compiles and aggregates its claims data by grouping the claims according to the year in which the claim occurred ("accident year") when analyzing claim payment and emergence patterns and trends over time. Reported claims include any claim that has case reserves and/or loss and LAE payments associated with them.
The Company analyzed the usefulness of disaggregation of its results and determined the characteristics associated with the policies and the related unpaid loss reserves, incurred losses, and payment patterns are similar in nature. As such, the following tables show the Company's historical incurred and cumulative paid losses and LAE development, net of reinsurance, as well as IBNR loss reserves and the number of reported claims on an aggregated basis as of December 31, 2023 for each of the previous 10 accident years.

	Incurred Losses and DCC, Net of Reinsurance
	Years Ended December 31,										As of December 31, 2023
Accident Year	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023	IBNR	Cumulative number of reported claims
	(in millions, except claims counts)
2014	$463.4	$445.8	$432.9	$434.6	$430.5	$424.7	$415.5	$406.0	$402.1	$395.9	$20.1	28,602
2015		422.2	425.8	423.9	419.6	408.7	396.7	384.9	381.9	374.9	20.2	27,282
2016			419.0	414.6	395.4	375.0	364.6	354.8	350.4	347.1	26.6	25,827
2017				412.4	391.3	358.3	337.9	329.8	326.9	322.5	25.1	25,126
2018					422.5	424.6	407.7	400.6	400.5	400.5	26.2	28,020
2019						422.4	435.7	448.5	448.8	443.9	42.7	33,034
2020							365.7	374.0	373.3	366.9	41.9	24,274
2021								339.2	339.0	348.9	44.0	22,879
2022									399.3	400.7	95.2	23,101
2023										421.4	190.5	20,088
Total										$3,822.7

	Cumulative Paid Losses and DCC, Net of Reinsurance
	Years Ended December 31,
Accident Year	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023
	(in millions)
2014	$65.3	$172.7	$248.9	$297.2	$323.4	$342.1	$351.4	$357.7	$361.6	$364.7
2015		65.5	174.5	246.9	290.5	311.2	322.2	329.3	333.7	337.6
2016			65.6	166.8	227.7	261.2	278.3	290.0	298.1	302.3
2017				63.5	160.2	215.7	243.7	260.0	269.5	277.1
2018					77.9	189.9	254.2	293.6	315.2	340.1
2019						88.8	212.6	285.2	325.8	354.4
2020							71.9	175.6	233.5	274.3
2021								66.1	166.8	231.2
2022									76.5	203.7
2023										92.5
Total										$2,777.9
All outstanding liabilities for unpaid losses and DCC prior to 2014, net of reinsurance										344.4
Total outstanding liabilities for unpaid losses and DCC, net of reinsurance										$1,389.2
(1)Data presented for these calendar years is required supplementary information, which is unaudited.
The following table represents a reconciliation of claims development to the aggregate carrying amount of the liability for unpaid losses and LAE:

December 31, 2023
(in millions)
Liabilities for unpaid losses and LAE, net of reinsurance	$1,389.2
Reinsurance recoverable, excluding CECL allowance, on unpaid losses	428.4
AO	66.9
Total liability for unpaid losses and LAE	$1,884.5
The following table presents the average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2023 and is presented as required supplementary information, which is unaudited:

Average Annual Percentage Payout of Claims by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
19.2%	28.9%	17.5%	10.3%	5.7%	4.0%	2.2%	1.3%	1.0%	0.8%
10. Reinsurance
The Company purchases reinsurance from third parties in the normal course of its business in order to manage its exposures. The Company's reinsurance coverage is provided on both a quota share and excess of loss basis.
The effects of reinsurance on the Company's written and earned premiums and on its losses and LAE incurred were as follows:

	Years Ended December 31,
	2023		2022		2021
	Written	Earned	Written	Earned	Written	Earned
	(in millions)
Direct premiums	$758.6	$719.9	$705.3	$673.2	$582.6	$574.0
Assumed premiums	9.1	9.0	8.9	9.0	7.1	7.0
Gross premiums	767.7	728.9	714.2	682.2	589.7	581.0
Ceded premiums	(7.1)	(7.1)	(7.0)	(7.0)	(6.6)	(6.6)
Net premiums	$760.6	$721.8	$707.2	$675.2	$583.1	$574.4
Ceded losses and LAE incurred	$17.0		$3.5		$16.8
Ceded losses and LAE incurred includes the amortization of the Deferred Gain, LPT Reserve Adjustments, and LPT Contingent Commission Adjustments.

Excess of Loss Reinsurance
The Company has consistently maintained excess of loss reinsurance coverage to protect it against the impact of large and/or catastrophic losses in its workers' compensation business. The Company currently maintains reinsurance for losses from a single occurrence or catastrophic event in excess of $10.0 million and up to $200.0 million, subject to certain exclusions. The current reinsurance program is effective July 1, 2023 through June 30, 2024, and is highly consistent with annual programs that ended on June 30, 2022 and 2021. The reinsurance coverage includes coverage for pandemics and, acts of terrorism, excluding nuclear, biological, chemical, and radiological events. Any liability outside the coverage limits of the reinsurance program is retained by the Company.
LPT Agreement
Recoverables from reinsurers on unpaid losses and LAE amounted to $427.5 million and $444.5 million at December 31, 2023 and 2022, respectively. At each of December 31, 2023 and 2022, $291.7 million and $308.6 million, respectively, of those recoverables was related to the LPT Agreement that was entered into in 1999 by the Fund and assumed by EICN. Under the LPT Agreement, substantially all of the Fund's losses and LAE on claims incurred prior to July 1, 1995 have been ceded to three unaffiliated reinsurers on a 100% quota share basis. Under the LPT Agreement, initially $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. Through December 31, 2023, the Company has paid losses and LAE claims totaling $877.6 million related to the LPT Agreement.
The Company amortized $6.9 million, $8.3 million, and $11.0 million of the Deferred Gain for the years ended December 31, 2023, 2022, and 2021, respectively. Additionally, for the years ended December 31, 2023 and 2021, the Company recognized $0.3 million and $0.5 million of favorable LPT Contingent Commission Adjustments, respectively (Note 2 –Reinsurance).
11. Financing Arrangements
Credit Agreement
On December 15, 2020, EHI entered into a Credit Agreement (the Credit Agreement) with a syndicate of financial institutions. The Credit Agreement provided for a $75.0 million three-year revolving credit facility and was guaranteed by EHI’s wholly owned subsidiaries, Employers Group, Inc. and Cerity Group, Inc. Borrowings under the Credit Agreement could be used for working capital and general corporate purposes of EHI and its subsidiaries. Pursuant to the Credit Agreement, EHI also had an option to request an increase of the credit available under the facility up to a maximum facility amount of $125.0 million, subject to the consent of lenders and the satisfaction of certain conditions.
On February 16, 2023, the Credit Agreement was amended (the Amended Credit Agreement) to: (i) formally replace the Eurodollar interest rate option with an Adjusted Term Secured Overnight Financing Rate (SOFR) option; (ii) amend the definition of "net worth", as referred to within the Amended Credit Agreement and (iii) amend the minimum consolidated net worth covenant for fiscal quarters ending after September 30, 2022.
The interest rates applicable to loans made under the Credit Agreement were generally based on, at EHI's option, a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Adjusted Term SOFR rate plus a specified margin, ranging from 1.25% to 2.25%. In addition, EHI paid a fee on each lender’s unused commitment, ranging from 0.20% to 0.50%. The applicable margin and the amount of such commitment fee varied based upon the financial strength rating of the EHI’s insurance subsidiaries as most recently announced by A.M. Best or EHI’s debt to total capitalization ratio if such financial strength rating was not available. Interest paid and/or fees incurred pursuant to the Amended Credit Agreement or Credit Agreement, as applicable, during the year ended December 31, 2023 was $0.5 million and during each of the years ended December 31, 2022 and 2021 was $0.3 million.
EHI incurred $0.7 million in debt issuance costs in connection with the Credit Agreement, which were being amortized over the three-year life of the facility in Interest and Financing expenses. The annual commitment and administrative fee on the unused portion of the facility was 0.30%, for a maximum of $225,000, and an annual agency fee of $25,000. Advances could be repaid at any time without prepayment penalties or additional fees.
The Amended Credit Agreement contained covenants that required EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth of no less than $900.0 million and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Amended Credit Agreement. EHI remained in compliance with all of the covenants associated with the Credit Agreement from its inception to its expiration on December 15, 2023.
The Company borrowed and subsequently repaid $10.0 million under the credit facility during the year ended December 31, 2022 and had no borrowings during the year ended December 31, 2023.

FHLB Advances
All of the Company's insurance subsidiaries are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
During 2022, the Company's insurance subsidiaries, with the exception of CIC, had received aggregate advances of $182.5 million under the FHLB Standard Credit Program. These advances could be repaid at any time without penalty and were collateralized by eligible investment securities. The proceeds from these advances were used to purchase an equivalent amount of high-quality collateralized loan obligation securities. The Company's weighted average annual interest rate on these advances was 5.11% for 2023. Interest incurred and paid during the year ended December 31, 2023 each totaled $5.3 million, and in 2022 totaled $3.0 million and $2.3 million, respectively. In 2023, the Company's insurance subsidiaries repaid all of its advances under the FHLB Standard Credit Program.
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
On March 9, 2018, ECIC, EPIC, and EAC entered into standby Letter of Credit Agreements with the FHLB. On January 26, 2021, EPIC chose to amend its existing Letter of Credit Agreement to decrease its credit amount to $10.0 million. On August 13, 2021, EAC and ECIC chose to amend their existing Letter of Credit Agreements to decrease their respective credit amounts to $25.0 million and $35.0 million. The amended Letter of Credit Agreements currently in effect expire on March 31, 2024, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of December 31, 2023 and 2022 letters of credit totaling $70.0 million were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements.
As of December 31, 2023 and 2022, investment securities having a fair value of $286.4 million and $321.2 million, respectively, were pledged to the FHLB by the Company's insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.
12. Commitments and Contingencies
Leases
At December 31, 2023, the Company's operating leases have remaining terms of 1 year to 5 years, with options to extend up to 5 years with no termination provision. The Company's finance leases have an option to terminate after 1 year.
As a result of the effectiveness of our work-from-home transition, in 2021 we reduced our real estate footprint by closing and vacating certain of our offices. Whereas we believe that our existing office space is adequate for our current needs, we will continue to evaluate our office needs and may further reduce our real estate footprint in the future.
Components of lease expense were as follows:

	Years Ended December 31,
	2023	2022
	(in millions)
Operating lease expense	$1.6	$3.4
Finance lease expense	0.2	0.2
Total lease expense	$1.8	$3.6
As of December 31, 2023, the weighted average remaining lease term for operating leases was 4.0 years and for finance leases was 1.9 years. The weighted average discount rate was 1.3% and 7.4% for operating and finance leases, respectively.

Maturities of lease liabilities were as follows:

Year	Operating Leases	Finance Leases
	(in millions)
2024	$1.7	$0.1
2025	1.5	0.1
2026	1.2	—
2027	1.2	—
2028	0.4	—
Thereafter	—	—
Total lease payments	6.0	0.2
Less: imputed interest	(0.1)	—
Total	$5.9	$0.2
Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2023	2022
	(in millions)
Operating leases:
Operating lease right-of-use asset	$5.1	11.5
Operating lease liability	5.9	13.6
Finance leases:
Property and equipment, gross	0.6	0.8
Accumulated depreciation	(0.4)	(0.4)
Property and equipment, net	0.2	0.4
Other liabilities	$0.2	$0.4
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1.6	$3.4
Financing cash flows used for finance leases	0.2	0.2
Lease Exit and Disposal Costs
During the year ended December 31, 2023, the Company recorded a non-recurring charge in connection with the early termination of the lease associated with the Company's former corporate headquarters in Reno, Nevada. This charge included a one-time lease termination payment of $7.6 million, a write-off related to remaining leasehold improvements and furniture and equipment of $2.6 million, and estimated miscellaneous expenses associated with exiting the property of $0.2 million. The Company also recognized a lease termination gain pertaining to the elimination of the lease liability net of the right-of-use asset of $1.0 million, which amount is included in Other expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss). The decision to terminate this operating lease was undertaken as part of an ongoing review of the Company's current and future facility needs.
Contingencies Surrounding Insurance Assessments
Each of the states where the Company's insurance subsidiaries are licensed to transact business require property and casualty insurers that write business within the respective state to pay various insurance assessments. The Company accrues a liability for estimated insurance assessments as direct premiums are written, losses are recorded, or as other events occur, depending on the relevant laws and regulations of a particular state. The Company defers such costs to the extent they are associated with unearned premium and recognizes them as an expense as such premiums are earned. The Company had an accrued liability for guaranty fund assessments, second injury funds assessments, and other insurance assessments totaling $13.0 million and $11.1 million as of December 31, 2023 and 2022, respectively. These liabilities are generally expected to be paid over periods from less than one year to, in some instances, the duration of the outstanding claims, based on individual state's laws and regulations. The Company also recorded an asset of $12.5 million and $15.6 million, as of December 31, 2023 and 2022, respectively, for remitted, estimated policy charges anticipated to be recouped from policyholders. This asset also includes state assessments that may be recovered through a reduction in future premium taxes. These assets are expected to be realized over one to ten year periods in accordance with their type and each individual state's laws and regulations.
Unfunded Investment Commitments
As of December 31, 2023 and 2022, the Company had unfunded commitments to invest $25.4 million and $55.2 million, respectively, into private equity limited partnerships. See Note 4.
13. Stockholders' Equity
Stock Repurchase Programs
On July 26, 2023, the Board authorized a new stock repurchase authorization for repurchases up to $50.0 million of our common stock from July 31, 2023 through December 31, 2024 (the 2023 Program). The 2023 Program replaced its former program (the 2021 Program) that was set to expire on December 31, 2023, but the remaining authorization had been exhausted. The 2023 Program provides that shares may be purchased in the open market and/or in privately negotiated transactions from time to time, and that all purchases shall be made in compliance with all applicable provisions of the Nevada Revised Statutes and federal and state securities laws including, Rules 10b5-1 and 10b-18 of the Exchange Act, as amended. Through December 31, 2023, the Company has repurchased a total of 752,543 shares of common stock at an average price of $38.68 per share, including commissions, for a total of $29.1 million under the 2023 Program. Prior to the commencement of the 2023 Program, the Company repurchased a total of 2,535,782 shares of common stock at an average price of $39.39 per share, including commissions for a total of $99.9 million under the 2021 Program.
Since the Company's initial public offering in January 2007 through December 31, 2023, the Company has repurchased a total of 32,686,215 shares of common stock at an average cost per share of $21.54 through various stock repurchase programs, which is reported as treasury stock, at cost, on its Consolidated Balance Sheets.
The Inflation Reduction Act of 2022 added a new IRC section, Section 4501, that imposes a 1% excise tax on stock repurchases on publicly traded companies that occurred after December 31, 2022. The Company's excise tax obligation is $0.7 million at December 31, 2023, which is included in treasury stock, on its Consolidated Balance Sheets.
14. Stock-Based Compensation
On May 28, 2020, the Company’s stockholders approved the Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan (as amended and restated, the "Plan"). The Plan will expire on the tenth anniversary of April 1, 2020, which is also the effective date of the Plan. The Plan is administered by the Human Capital Management and Compensation Committee of the Board, which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants, and independent contractors. The maximum number of common shares reserved for grants of awards under the Plan was 6,555,000 shares, prior to reductions for grants made. The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, shares of restricted stock, restricted stock units (RSUs), performance stock units (PSUs), and other stock-based awards.
Employees who were awarded RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when and if, the underlying award vests and becomes payable. If the underlying award does not vest or is forfeited, dividend equivalents with respect to the underlying award fail to become payable and are forfeited.
As of December 31, 2023, the only stock based incentive awards outstanding under the Plan were RSUs and PSUs.
Compensation costs are recognized based on expected performance, if applicable, net of any estimated forfeitures on a straight-line basis over the requisite employee service periods. Forfeiture rates are based on historical experience and are adjusted in subsequent periods for differences in actual forfeitures from those estimated. The Company’s forfeiture assumptions serve to reduce the unamortized grant date fair value of outstanding awards as well as the associated stock-based compensation expense. As awards are actually forfeited, the number of awards outstanding is reduced and the remaining unamortized grant date fair value is compared to assumed forfeiture levels. True-up adjustments are made as deemed necessary. For the years presented, the Company assumed a zero to 15% forfeiture rate on RSU and PSU awards. Net stock-based compensation expense recognized in the Company's Consolidated Statements of Comprehensive Income (Loss) was as follows:

	Years Ended December 31,
	2023	2022	2021
Stock-based compensation expense related to:	(in millions)
RSUs	3.5	2.6	3.4
PSUs	2.6	2.3	5.7
Total	6.1	4.9	9.1
Less: related tax benefit	1.3	1.0	1.8
Net stock-based compensation expense	$4.8	$3.9	$7.3

Stock Options
No stock options were granted in 2023, 2022 or 2021, and no stock options were outstanding at December 31, 2023.
Changes in outstanding stock options for the year ended December 31, 2023 were as follows:

	Number of Stock Options	Weighted-Average Price	Weighted Average Remaining Contractual Life
Stock options outstanding at January 1, 2021	113,216	$24.21	1.2 years
Exercised	(48,051)	21.84
Stock options outstanding at December 31, 2021	65,165	25.96	0.7 years
Exercised	(41,665)	24.97
Stock options outstanding at December 31, 2022	23,500	27.72	0.2 years
Exercised	(23,500)	27.72
Stock options outstanding at December 31, 2023	—	—	0.0 years
Exercisable at December 31, 2023	—	—	0.0 years
The fair value of stock options vested and the intrinsic value of outstanding and exercisable stock options as of December 31, were as follows:

	2023	2022	2021
	(in millions)
Intrinsic value of outstanding stock options	—	0.4	1.0
Intrinsic value of exercisable stock options	—	0.4	1.0
The intrinsic value of stock options exercised was $0.4 million, $0.7 million, and $0.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.
RSUs
The Company has awarded RSUs to non-employee members of the Board and certain employees of the Company.
The RSUs awarded to non-employee members of the Board generally vest on the first anniversary of the award date. RSU grants allow each non-employee Director to decide whether to defer settlement of the RSUs until six months after termination of Board service or settle the RSUs at vesting. Dividend equivalents are granted to Directors who elected to defer settlement of the RSUs after the grants vested.
The RSUs awarded to employees of the Company typically have a service vesting period of approximately four years from the date awarded and vest 25% on or after each of the subsequent four anniversaries of such date. All RSUs are subject to accelerated vesting in certain limited circumstances, such as: retirement, death or disability of the holder, or in connection with a change of control of the Company.
Changes in outstanding RSUs for the year ended December 31, 2023 were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at January 1, 2021	244,344	$35.08
Granted	86,020	38.29
Forfeited	(35,730)	38.78
Vested	(96,508)	37.71
RSUs outstanding at December 31, 2021	198,126	34.53
Granted	124,042	39.90
Forfeited	(13,728)	38.45
Vested	(51,127)	37.69
RSUs outstanding at December 31, 2022	257,313	36.28
Granted	112,114	40.05
Forfeited	(26,827)	40.06
Vested	(111,158)	33.83
RSUs outstanding at December 31, 2023	231,442	38.84
Vested but unsettled RSUs at December 31, 2023	38,850	35.86

At December 31, 2023, the Company had yet to recognize $5.5 million of expense related to outstanding RSUs and expects to recognize the remaining expense on a straight-line basis over the next 39 months. The grant date fair value of RSUs vested and the intrinsic value of vested RSUs for the years ended December 31, were as follows:

	2023	2022	2021
	(in millions)
Grant date fair value of RSUs vested	$3.8	$1.9	$3.6
Intrinsic value of RSUs vested	4.4	2.1	3.8
The intrinsic value of outstanding RSUs was $9.1 million, $11.1 million, and $8.2 million at December 31, 2023, 2022, and 2021.
PSUs
The Company has awarded PSUs to certain employees of the Company as follows:

Date of Grant	Target Number Awarded	Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2021(1)	77,320	37.54	2.9
April 2021(1)	980	43.29	—
August 2021(1)	779	41.72	—
March 2022(2)	73,120	40.54	3.0
March 2023(3)	81,800	41.14	3.4
April 2023(3)	1,220	42.34	0.1
(1)The PSUs awarded in March 2021, April 2021, and August 2021 have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 200% of the target awards. The values shown in the table represent the aggregate number of PSUs awarded at the target level.
(2)The PSUs awarded in March 2022, have a performance period of two years followed by an additional one year vesting period. The PSU awards are subject to certain performance goals with payouts that range from 0% to 250% of the target awards. The values shown in the table represent the aggregate number of PSUs awarded at the target level.
(3)The PSUs awarded in March 2023 and April 2023 have a performance period of three years. The PSU awards are subject to certain performance goals with payouts that range from 0% to 250% of the target awards. The values shown in the table represent the aggregate number of PSUs awarded at the target level.
At December 31, 2023, the Company had yet to recognize $3.4 million of expense related to PSU grants and expects to recognize the remaining expense on a straight-line basis over the next 24 months. This is based on the expectation of the Company achieving a 59% of target rate for the 2022 PSUs, and a 100% of target rate for the 2023 PSUs.
15. Statutory Matters
Statutory Financial Data
The combined capital stock, surplus, and net income of the Company's insurance subsidiaries (EICN, ECIC, EPIC, EAC, and CIC), prepared in accordance with the statutory accounting practices (SAP) of the National Association of Insurance Commissioners (NAIC) as well as SAP permitted by the states of California, Florida, Nevada, and New York were as follows:

	December 31,
	2023	2022
	(in millions)
Capital stock and unassigned surplus	$739.7	$696.7
Paid in capital	243.2	243.2
Total statutory surplus	$982.9	$939.9
Net income provided from the Company's insurance subsidiaries prepared in accordance with SAP was $96.2 million, $105.1 million, and $94.9 million, for the years ended December 31, 2023, 2022, and 2021, respectively.
Treatment of the LPT Agreement, deferred policy acquisition costs, fair value of financial instruments, and the surplus notes (see Notes 4, 10, and 11) are the primary differences in the SAP-basis capital stock and total surplus of the insurance subsidiaries of $982.9 million and $939.9 million, and the GAAP-basis equity of the Company of $1,013.9 million and $944.2 million as of December 31, 2023 and 2022, respectively. Under SAP accounting, the retroactive reinsurance gain resulting from the LPT Agreement is recorded as a special component of surplus (special surplus funds) in the initial year of the contract, and not reported as unassigned surplus until the Company has recovered amounts in excess of the original consideration paid. The special surplus funds are also reduced by the amount of extraordinary dividends as approved by the Nevada Division of Insurance. Under SAP, the surplus notes are recorded as a separate component of surplus. Under SAP, changes to the estimated contingent profit commission under the LPT Agreement are reflected in commission expense in the period that the estimate is revised.
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
Nevada law limits the payment of cash dividends by EICN to its parent by providing that payments cannot be made except from available and accumulated surplus, otherwise unrestricted (unassigned), and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend prohibited by these restrictions may only be declared and distributed as an extraordinary dividend upon the prior approval of the Nevada Commissioner of Insurance (Nevada Commissioner). EICN may not pay such an extraordinary dividend or make an extraordinary distribution until the Nevada Commissioner either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the lesser of: (a) 10% of EICN's statutory surplus as regards to policyholders at the next preceding December 31; or (b) EICN's statutory net income, not including realized capital gains, for the 12-month period ending at the next preceding December 31. As of December 31, 2023, EICN had positive unassigned surplus of $247.5 million. During 2023, EICN paid an ordinary dividend in the amount of $9.8 million to its parent company, EGI. As a result of that payment, EICN cannot pay any dividends through March 27, 2024, and can pay $13.7 million of dividends thereafter, without regulatory approval.
Under Florida law, without regulatory approval, EPIC and EAC may pay dividends if they do not exceed the greater of: the lesser of 10% of surplus or net income, not including realized capital gains, plus a 2-year carry forward; 10% of surplus, with dividends payable limited to unassigned funds minus 25% of unrealized capital gains; or, the lesser of 10% of surplus or net investment income plus a 3-year carry forward with dividends payable limited to unassigned funds minus 25% of unrealized capital gains. During 2023, EAC paid an ordinary dividend in the amount of $21.0 million to its parent company, EGI. As a result of that payment, EAC cannot pay any dividends through July 14, 2024 and $22.4 million thereafter, without regulatory approval from the Florida Office of Insurance Regulation (FOIR), provided that no dividends are paid prior to July 14, 2024. During 2023, EPIC paid an ordinary dividend in the amount of $22.9 million to its parent company, EGI. As a result of that payment, EPIC cannot pay any dividends through July 14, 2024 and can pay $23.2 million of dividends thereafter, without regulatory approval from the FOIR.
EPIC and EAC are subject to regulation by the Florida Department of Financial Services (FDFS). Florida statute Section 624.408 requires EPIC and EAC to maintain minimum capital and surplus of the greater of $4.0 million or 10% of total liabilities. Florida statutes require EPIC and EAC to maintain a ratio of written premiums, defined as 1.25 times written premiums, to surplus of no greater than 10-to-1 for gross written premiums and 4-to-1 for net written premiums. During the years ended December 31, 2023, 2022, and 2021, EPIC and EAC were in compliance with these statutes.
ECIC is subject to regulation by the California Department of Insurance (California DOI). Additionally, the California Insurance Holding Company System Regulatory Act limits the ability of ECIC to pay dividends to its parent. California law provides that, absent prior approval of the California Insurance Commissioner, dividends may only be declared from earned surplus. For purpose of this statute, earned surplus excludes amounts derived from net appreciation in the value of assets not yet realized, or derived from an exchange of assets, unless the assets received are currently realizable in cash. In addition, California law provides that the appropriate insurance regulatory authorities in the state of California must approve (or, within a 30-day notice period, not disapprove) any dividend that, together with all other such dividends paid during the preceding 12 months, exceeds the greater of: (a) 10% of the paying company's statutory surplus as regards to policyholders at the preceding December 31; or (b) 100% of net income for the preceding year. During the years ended December 31, 2023, 2022, and 2021, ECIC was in compliance with these requirements.

During 2023, ECIC paid an ordinary dividend in the amount of $21.0 million to its parent company, EGI. As a result of that payment, ECIC cannot pay any dividends until March 15, 2024 and can pay $23.3 million thereafter without prior regulatory approval.
Under New York law, without regulatory approval, CIC may pay dividends if they do not exceed the lesser of 10% of surplus or 100% of net investment income for the previous year increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing 36 months prior to the declaration or distribution of the current dividend and ending 12 months prior thereto. The New York state law also provides that any distribution may only be paid out of earned surplus. During 2023, CIC paid an ordinary dividend in the amount of $4.0 million to its parent company, CSI. As a result of that payment, CIC cannot pay any dividends through September 20, 2024, and can pay $5.7 million of dividends thereafter, without regulatory approval.
Additionally, EICN, ECIC, EPIC, EAC, and CIC are required to comply with RBC requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. As of December 31, 2023, 2022, and 2021, EICN, ECIC, EPIC, EAC, and CIC each had total adjusted capital above all regulatory action levels.
16. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of Accumulated other comprehensive loss:

	Years Ended December 31,
	2023	2022
	(in millions)
Net unrealized losses on investments, before taxes	$(108.9)	$(175.8)
Deferred tax benefit on net unrealized losses	22.9	36.9
Total accumulated other comprehensive loss	$(86.0)	$(138.9)
17. Employee Benefit and Retirement Plans
The Company maintains a 401(k) defined contribution plan covering all eligible Company employees (the Employers 401(k) Plan). Under the Employers 401(k) Plan, the Company's safe harbor matching consists of a 100% matching contribution on salary deferrals up to 3% of compensation and then a 50% matching contribution on salary deferrals from 3% to 5% of compensation. The Company's matching contribution to the Employers 401(k) Plan was $2.3 million, $2.0 million, and $2.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Years Ended December 31,
	2023	2022	2021
	(in millions, except share data)
Net income	$118.1	$48.4	$119.3
Weighted average number of shares outstanding–basic	26,368,801	27,503,941	28,289,118
Effect of dilutive securities:
Stock options	2,072	11,256	27,033
PSUs	110,342	131,465	237,999
RSUs	42,436	34,326	46,843
Dilutive potential shares	154,850	177,047	311,875
Weighted average number of shares outstanding–diluted	26,523,651	27,680,988	28,600,993

Diluted earnings per share excludes outstanding potential dilutive shares in periods where the inclusion of such securities would be anti-dilutive under the treasury stock methodology. During the year ended December 31, 2023, 22,395 potential dilutive shares were excluded from the Company's diluted earnings per share computations because they were determined to be anti-dilutive. During the years ended December 31, 2022 and 2021, no potential dilutive shares were excluded from the Company's diluted earnings per share computations because none were determined to be anti-dilutive.
No outstanding PSUs and RSUs are considered in the Company's diluted earnings per share computations in any period that involves a net loss because their inclusion would be anti-dilutive.
19. Segment Reporting
The Company operates as a single reportable segment, Insurance Operations, through our wholly owned subsidiaries. In the fourth quarter of 2023, the Company developed and executed an integration plan to consolidate our previously segregated direct-to-consumer operations (Cerity) into the Company's mainstream operations, while retaining our digital distribution capabilities. The integration plan, which will allow the Company to operate more efficiently and generate cost savings, resulted in a change in the composition of our reportable segments by eliminating any distinction, including stand-alone financial statements, among our former segments, which were: Employers and Cerity.
The Insurance Operations segment represents the traditional business offered through its agents, including business originated from the Company's strategic partnerships and alliances and also direct-to-customer business.
The following table summarizes the Company's written premiums and components of net income. All periods prior to December 31, 2023 have been conformed to the current presentation.

	Insurance Operations	Total
	(in millions)
Year Ended December 31, 2023
Gross premiums written	$767.7	$767.7
Net premiums written	760.6	760.6

Net premiums earned	721.9	721.9
Net investment income	106.5	106.5
Net realized and unrealized gains on investments	22.7	22.7
Other (loss) income	(0.2)	(0.2)
Total revenues	850.9	850.9

Losses and loss adjustment expenses	405.7	405.7
Commission expense	100.0	100.0
Underwriting and general and administrative expenses	180.0	180.0
Interest and financing expenses	5.8	5.8
Other expenses	11.0	11.0
Total expenses	702.5	702.5

Net income before income taxes	148.4	148.4
Income tax expense	30.3	30.3
Net income	$118.1	$118.1

	Insurance Operations	Total
	(in millions)
Year Ended December 31, 2022
Gross premiums written	$714.2	$714.2
Net premiums written	707.2	707.2

Net premiums earned	675.2	675.2
Net investment income	89.8	89.8
Net realized and unrealized (losses) on investments	(51.8)	(51.8)
Other income	0.3	0.3
Total revenues	713.5	713.5

Losses and loss adjustment expenses	391.0	391.0
Commission expense	95.9	95.9
Underwriting and general and administrative expenses	167.3	167.3
Interest and financing expenses	3.5	3.5
Total expenses	657.7	657.7

Net income before income taxes	55.8	55.8
Income tax expense	7.4	7.4
Net income	$48.4	$48.4

	Insurance Operations	Total
	(in millions)
Year Ended December 31, 2021
Gross premiums written	$589.7	$589.7
Net premiums written	583.1	583.1

Net premiums earned	574.4	574.4
Net investment income	72.7	72.7
Net realized and unrealized gains on investments	54.6	54.6
Other income	1.4	1.4
Total revenues	703.1	703.1

Losses and loss adjustment expenses	315.2	315.2
Commission expense	76.1	76.1
Other underwriting expenses	160.2	160.2
Interest and financing expenses	0.5	0.5
Other expenses	4.1	4.1
Total expenses	556.1	556.1

Net income before income taxes	147.0	147.0
Income tax expense	27.7	27.7
Net income	$119.3	$119.3
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

	2023		2022		2021
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$311.5	43,353	$279.7	42,876	$258.4	40,704
Florida	56.6	10,008	49.4	9,417	41.1	7,989
New York	31.9	7,603	27.3	7,497	24.5	7,307
Other (43 states and D.C.)	294.6	65,445	266.1	61,566	247.4	55,350
Total	$694.6	126,409	$622.5	121,356	$571.4	111,350
Estimated audit premium	45.6	—	39.5	—	42.3	—
Total, including estimated audit premium	$740.2	126,409	$662.0	121,356	$613.7	111,350
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to SEC regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2023.
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
Item 9B. Other Information
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each such term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Executive Officers of the Registrant
The following provides information regarding our executive officers as of February 26, 2024. No family relationships exist among our directors or executive officers.

Name	Age	Position
Katherine H. Antonello	59	President and Chief Executive Officer of EHI
Michael S. Paquette	60	Executive Vice President, Chief Financial Officer of EHI
Lori A. Brown	58	Executive Vice President, Chief Legal Officer and General Counsel of EHI
John M. Mutschink	51	Executive Vice President, Chief Administrative Officer of EHI
Christina M. Ozuna	54	Senior Vice President, Chief Claims Officer of EHI
Ann Marie Smith	53	Senior Vice President, Chief Underwriting Officer of EHI
Lindsey M. Rynard	44	Senior Vice President, Chief Sales Officer of EHI
Kelley F. Kage	39	Senior Vice President, Chief Information Officer of EHI
Katherine H. Antonello. Ms. Antonello has served as President and Chief Executive Officer of EHI since April 2021. She has also served as a director and Chief Executive Officer of all of the Company’s wholly-owned subsidiaries since April 2021 except for Elite Insurance Services, Inc. where she served as a director and Chief Executive Officer from March 2021 to December 2023 when it merged into EIG Services. Ms. Antonello joined the Company in August 2019 as Executive Vice President, Chief Actuary. Prior to joining the Company, she served as the Chief Actuary of NCCI from June 2013 to June 2019. Prior to that position, from July 2001 to June 2013, Ms. Antonello held various positions at Lumbermen's Underwriting Alliance and served as Vice President and Chief Actuary. Earlier in her career, she worked at Milliman & Robertson and Liberty National Life Insurance Company. She has also previously worked at NCCI as an Associate Actuary. Ms. Antonello holds a B.S. degree in Mathematics from Birmingham-Southern College. She is a Fellow of the Casualty Actuarial Society, a Fellow of the Society of Actuaries, and a Member of the American Academy of Actuaries. In addition, she currently serves as Chair of the Nominating Committee of the Board of Directors of the Casualty Actuarial Society and as an advisory board member of Kids Chance of America.
Michael S. Paquette. Mr. Paquette has served as Executive Vice President, Chief Financial Officer and Treasurer of EHI since January 2017. He has served as Treasurer of EGI, EICN, ECIC, EPIC, EAC, and EIG Services since January 2017, of CGI and CSI since May 2018, of CIC since August 2019, and of Elite Insurance Services, Inc. from January 2017 to December 2023 when it merged into EIG Services. He has served as a Director of EICN, ECIC, EPIC, EAC, and EIG Services since January 2017, of EGI, CGI and CSI since May 2018, and of CIC since August 2019. He has served on the Board of Directors of the Illinois Insurance Guaranty Fund since June 2019. Mr. Paquette previously served as Executive Vice President, Chief Financial Officer of Montpelier Re Holdings Ltd. from 2008 to 2015 and Chief Financial Officer of Blue Capital Reinsurance Holdings Ltd. from its inception in 2012 to 2015. Mr. Paquette had also previously spent 18 years with White Mountains Insurance Group, Ltd. in various capacities, including Senior Vice President, Controller, and 4 years with KPMG LLP as an auditor. Mr. Paquette holds a B.S. degree in Business Administration from the University of Vermont and is a Certified Public Accountant, Certified Management Accountant, Certified Financial Manager, and Chartered Global Management Accountant.
Lori A. Brown. Ms. Brown has served as Executive Vice President, Chief Legal Officer, General Counsel, and Secretary of EHI since January 2019. She served as Senior Vice President, Deputy General Counsel from March 2015 to December 2018 to EIG Services, EICN, ECIC, EPIC, and EAC and as Vice President, Deputy General Counsel of ECIC and EICN from January 2006 to March 2015, EPIC and EAC from November 2008 to March 2015, and EIG Services and its predecessor from May 2014 to March 2015. Ms. Brown has served as a director of EGI, CGI and CSI since May 2018, of EICN, ECIC, EPIC, EAC, and EIG Services since January 2019, and of CIC since August 2019. She has served as Secretary to EGI, ECIC, EPIC, EAC, and EIG Services since March 2021, Elite Insurance Services, Inc. from March 2021 to December 2023 when it merged into EIG Services, and EICN, CGI, CSI, and CIC since November 2022. Ms. Brown works extensively with the Company's statutory, regulatory and public company filings. Prior to joining the Company, she was Senior Legal Counsel of DHL Worldwide from May 1994 to April 2005. Ms. Brown brings more than 30 years of experience as an attorney primarily in the areas of labor and employment, corporate governance, and SEC compliance. Ms. Brown holds a B.A. degree from UC Riverside and a J.D. degree from the University of San Francisco.
John M. Mutschink. Mr. Mutschink has served as Executive Vice President, Chief Administrative Officer of EHI since August 2021. Previously, he served as Senior Vice President, Chief Human Resources Officer beginning in November 2019. He has served as a Director of CGI, CSI and CIC since July 2023. Prior to joining the Company, he was Managing Director, HR at

Maxim Integrated – an analog, mixed-signal semiconductor company. He worked at Maxim Integrated from July 2010 to October 2019. He has also held roles at several other technology companies, including Intuit, HP and Compaq. Mr. Mutschink holds a B.S. degree from Texas A&M University and a M.S. & Ph.D. from Kansas State University.
Christina M. Ozuna. Ms. Ozuna has served as Senior Vice President, Chief Claims Officer of EIG Services since October 2022. Prior to holding this position, she served as Vice President, Quality Assurance of EIG Services from 2015 to 2022, as the Vice President, Claims of EICN from 2006 to 2015, and as Claims Manager of EICN from 2003 to 2006. Prior to joining the Company, Ms. Ozuna held other roles in the workers’ compensation industry, including as a managing director for a regional third-party administrator and as a director for a multinational, multi-line insurance carrier. She is a member of the Finance and Investment Committee for the California Insurance Guarantee Association and is the Chairperson of the Scholarship Committee for Kids’ Chance of Nevada. Ms. Ozuna attended the University of Nevada, Reno and holds a New York claims adjusting license.
Ann Marie Smith. Ms. Smith has served as Senior Vice President, Chief Underwriting Officer of EIG Services since April 2021. Previously, she served as Vice President, Actuarial Pricing from July 2020 to April 2021. She has served as a Director of EGI, EICN, ECIC, EPIC, EAC, CIC, and EIG Services since December 2023. Prior to joining the Company, she was an Actuarial Loss Modeling Manager at Allstate Dealer Services from March 2019 to July 2020 and was an independent actuarial consultant from June 2018 to June 2020. Earlier in her career, she worked at the National Council on Compensation Insurance (NCCI) for over 15 years. Ms. Smith holds a B.A. degree in Mathematics and a M.S. degree in Teaching Mathematics from Florida Atlantic University. She is a Fellow of the Casualty Actuary Society and a Member of the American Academy of Actuaries.
Lindsey M. Rynard. Ms. Rynard has served as Senior Vice President, Chief Sales Officer of EIG Services since April 2022. Prior to this position, she served as Vice President, Sales Operations from March 2019 to April 2022, and Director, Sales Operations from April 2017 to March 2019. Prior to joining the Company, Ms. Rynard held various roles within the areas of underwriting, sales, and marketing with two national multi-line insurance carriers, C.N.A. and The Hartford from 2003 to 2017. Ms. Rynard holds B.S. degrees in Marketing and Spanish from Missouri State University.
Kelley F. Kage. Ms. Kage has served as Senior Vice President, Chief Information Officer of EIG Services since October 2023. Prior to joining the Company, she worked at Liberty Mutual Insurance (Liberty Mutual) for 16 years, most recently as its Business Segment Chief Information Officer and Vice President, Technology from June 2021 to October 2023, serving as its technology leader for Global Surety, supporting 18 countries, and for its North American Commercial business. Ms. Kage was the Sr. Director of Technology, Legal and Compliance at Liberty Mutual from September 2018 to June 2021, and held other technology leadership roles during the remainder of her tenure with Liberty Mutual. Ms. Kage holds a B.S. degree from the University of New Hampshire and a Master of Liberal Arts (ALM) degree from Harvard University Extension School in Information Technology Management.
The information required by Item 10 with respect to our Directors is included under the caption "Election of Directors" in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act, if applicable, is included under the caption "Delinquent Section 16(a) Reports" in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to our audit committee and our audit committee financial expert is included under the caption "Board Committees" in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by Item 11 is included under the captions "Compensation Discussion and Analysis," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by Item 12 is included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Discussion and Analysis" in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity and Incentive Plan
The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2023. We do not have any plans not approved by our stockholders. Our equity compensation plans are discussed further in Note 14 in the Notes to our Consolidated Financial Statements, which are included herein.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercised price of outstanding options, warrants, and rights(4)	(c) Number of securities remaining available for further issuance under compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1):
Stock options	—	$—	1,357,192
RSUs(2)	231,442		1,125,750
PSUs(3)	237,662		888,088
Equity compensation plans not approved by stockholders	—	—	—
Total	469,104	$—	888,088
(1)On May 28, 2020, our stockholders approved the Amended and Restated Equity and Incentive Plan (as amended and restated, "the Plan"). The Plan will expire on the tenth anniversary of April 1, 2020, which is also the effective date of the Plan. The Plan is administered by the Compensation Committee of the Board, which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants, and independent contractors. The maximum number of common shares currently reserved for grants of awards under the Plan was 6,555,000 shares, prior to reductions for grants made.
The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, shares of restricted stock, RSUs, PSUs, and other stock-based awards. As of December 31, 2023, the only stock based incentive awards outstanding under the Plan were RSUs and PSUs.
(2)RSUs are phantom (as opposed to actual) shares of common stock which, depending on the individual award, vest in equal tranches over one- to four-year periods, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date.
(3)PSUs are phantom (as opposed to actual) shares of common stock, which are subject to a performance period of two years followed by an additional one-year vesting period prior to 2023 and in 2023, are subject to a performance period of three years, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date. PSU awards are subject to certain performance goals with payouts that vary from 0% to 250% of the target awards. The values shown in the table above represent the aggregate number of PSUs based on the expectation of the Company achieving a 141% of target rate for the 2021 PSUs, a 59% of target rate for the 2022 PSUs, and a 100% of target rate for the 2023 PSUs.
(4)Holders of RSUs and PSUs are not entitled to voting rights. RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when and if, the underlying award vests and becomes payable. RSUs and PSUs do not require the payment of an exercise price; accordingly, there is no weighted average exercise price for these awards.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is included under the captions "Certain Relationships and Related Transactions" and "Director Independence" in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is included under the caption "Audit Matters" in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following consolidated financial statements are filed in Item 8 of Part II of this report:

Page
Report of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets as of December 31, 2023 and 2022	55
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2023, 2022, and 2021	57
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2023, 2022, and 2021	58
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2023, 2022, and 2021	59
Notes to Consolidated Financial Statements	61

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	96
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	99

Pursuant to Rule 7-05 of Regulation S-X, Financial Statement Schedules I, III, IV, and V have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

Schedule II. Condensed Financial Information of Registrant

Employers Holdings, Inc.

Condensed Balance Sheets

	December 31,
	2023	2022
Assets	(in millions, except share data)
Investments:
Investment in subsidiaries	$972.4	$856.3
Fixed maturity securities at fair value (amortized cost $1.3 at December 31, 2023 and $7.9 at December 31, 2022)	1.3	7.9
Equity securities at fair value (cost $26.2 at December 31, 2023 and $37.5 at December 31, 2022)	24.2	33.0
Short-term investments at fair value (amortized cost $37.5 at December 31, 2022)	—	20.7
Total investments	997.9	917.9

Cash and cash equivalents	20.3	37.3
Accrued investment income	0.1	0.4
Intercompany receivable	0.4	0.1
Deferred income taxes, net	1.9	2.9
Other assets	0.3	0.7
Total assets	$1,020.9	$959.3

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$6.5	$6.2
Intercompany payable	—	0.6
Other liabilities	0.5	8.3
Total liabilities	7.0	15.1

Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 58,055,968 and 57,876,287 shares issued and 25,369,753 and 27,160,748 shares outstanding at December 31, 2023 and 2022, respectively	0.6	0.6
Additional paid-in capital	419.8	414.6
Retained earnings	1,384.3	1,295.6
Accumulated other comprehensive loss, net of tax	(86.0)	(138.9)
Treasury stock, at cost (32,686,215 shares at December 31, 2023 and 30,715,539 shares at December 31, 2022)	(704.8)	(627.7)
Total stockholders' equity	1,013.9	944.2
Total liabilities and stockholders' equity	$1,020.9	$959.3

Employers Holdings, Inc.

Condensed Statements of Income

	Years Ended December 31,
	2023	2022	2021
	(in millions, except per share data)
Revenues
Net investment income	$3.7	$3.6	$0.6
Net realized and unrealized gains (losses) on investments	1.2	(6.5)	(0.2)
Total revenues	4.9	(2.9)	0.4

Expenses
Underwriting and general and administrative expenses	12.1	13.5	15.0
Interest and financing expenses	0.4	0.5	0.5
Total expenses	12.5	14.0	16.7

Loss before income taxes and equity in earnings of subsidiaries	(7.6)	(16.9)	(16.3)
Income tax benefit	(1.3)	(3.4)	(3.1)
Net loss before equity in earnings of subsidiaries	(6.3)	(13.5)	(13.2)
Equity in earnings of subsidiaries	124.4	61.9	132.5
Net income	$118.1	$48.4	$119.3

Earnings per common share:
Basic	$4.48	$1.76	$4.22
Diluted	$4.45	$1.75	$4.17

Cash dividends declared per common share and eligible plan awards	$1.10	$3.28	$1.00

Employers Holdings, Inc.

Condensed Statement of Cash Flows

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Operating activities
Net income	$118.1	$48.4	$119.3
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(45.7)	117.6	(40.9)
Net realized and unrealized (gains) losses on investments	(1.2)	6.5	0.2
Stock-based compensation	6.2	5.1	9.1
Net amortization on investments	—	0.1	0.1
Deferred income tax expense (benefit)	1.1	(0.5)	(0.2)
Change in operating assets and liabilities:
Accounts payable, accrued expenses, and other liabilities	(0.2)	0.8	0.3
Federal income taxes	(7.8)	9.8	(0.7)
Other assets	0.5	0.2	(0.4)
Intercompany payables and receivables	(0.9)	0.6	(0.1)
Other	—	(0.1)	(0.1)
Net cash provided by operating activities	70.1	188.5	86.6

Investing activities
Purchases of fixed maturity securities	—	(14.7)	—
Purchases of equity securities	—	(40.2)	(35.0)
Purchases of short-term securities	(18.6)	(24.7)	—
Proceeds from sale of fixed maturity securities	6.6	16.0	0.4
Proceeds from sale of equity securities	10.0	25.5	10.3
Proceeds from maturities and redemptions of short-term investments	39.3	4.0	—
Net change in unsettled investment purchases and sales	—	—	5.8
Capital contributions to subsidiaries	(17.6)	—	—
Net cash provided by (used in) investing activities	19.7	(34.1)	(18.5)

Financing activities
Acquisition of common stock	(76.1)	(30.4)	(42.6)
Cash transactions related to stock-based compensation	(1.0)	(1.2)	(2.7)
Dividends paid to stockholders and eligible plan award holders	(29.7)	(90.3)	(29.0)
Proceeds from line of credit advances	—	10.0	27.0
Repayments on line of credit advances	—	(10.0)	(27.0)
Net cash used in financing activities	(106.8)	(121.9)	(74.3)

Net (decrease) increase in cash and cash equivalents	(17.0)	32.5	(6.2)
Cash and cash equivalents at the beginning of the period	37.3	4.8	11.0
Cash and cash equivalents at the end of the period	$20.3	$37.3	$4.8

Schedule VI. Supplemental Information Concerning Property - Casualty Insurance Operations

Employers Holdings, Inc. and Subsidiaries
Consolidated Supplemental Information Concerning Property and Casualty Insurance Operations

Year Ended	Deferred Policy Acquisition Costs	Reserves For Unpaid Losses And LAE	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Related to Current Years	Losses and LAE Related to Prior Years (including LPT Amortization and Adj)	Amortization of Deferred Policy Acquisition Costs	Paid Losses And LAE (including LPT Amortization and Adj)	Net Premiums Written
(in millions)
Insurance Operations
2023	$55.6	$1,884.5	$379.7	$721.9	$106.5	$457.8	(52.1)	$113.8	464.9	$760.6
2022	48.3	1,960.7	339.5	675.2	89.8	432.8	(41.8)	106.4	380.0	707.2
2021	43.7	1,981.2	304.7	574.4	72.7	366.5	(51.3)	92.2	383.3	583.1

Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Employers Holdings, Inc.		10-K	001-33245	3.1	February 28, 2019
3.2	Amended and Restated Bylaws of Employers Holdings, Inc.		8-K	001-33245	3.1	May 22, 2023
4.1	Form of Common Stock Certificate		S-1/A	333-139092	4.1	January 18, 2007
4.2	Description of Capital Stock		10-K	001-33245	4.2	February 20, 2020
10.1	Quota Share Reinsurance Agreement, dated as of June 30, 1999, between State Industrial Insurance System of Nevada, D.B.A.: Employers Insurance Company of Nevada and the various Reinsurers as identified by the Interests and Liabilities Agreements attached thereto(1)		S-1/A	333-139092	10.1	January 18, 2007
10.2	Producer Agreement, dated as of May 1, 2005, between Employers Compensation Insurance Company and Automatic Data Processing Insurance Agency, Inc.(1)		S-1/A	333-139092	10.2	January 18, 2007
10.3	Credit Agreement dated December 15, 2020 among Employers Holdings, Inc., as Borrower, certain subsidiaries of Borrower as guarantors, the lenders from time to time party thereto, Bank of Montreal, as Administrative Agent, and the other agents and arrangers party thereto		8-K	001-33245	10.1	December 15, 2020
10.4	Form of Letter of Credit and Reimbursement Agreement		8-K	001-33245	10.4	March 15, 2018
10.5	First Amendment, dated February 16, 2023, to the Credit Agreement, dated December 15, 2020, among Employers Holdings, Inc., as Borrower, certain subsidiaries of Borrower as guarantors, the lenders from time to time party thereto, Bank of Montreal, as Administrative Agent, and the other agents and arrangers party thereto		10-Q	001-33245	10.3	April 28, 2023
10.6	FHLB Form of Advances and Security Agreement		10-Q	001-33245	10.7	July 28, 2020
10.7	Amendment No. 4 to Irrevocable Standby Letter of Credit No. 2018-08 between EAC and FHLB, dated August 13, 2021		10-K	001-33245	10.1	February 24, 2022
10.8	Amendment No. 3 to Irrevocable Standby Letter of Credit No. 2018-09 between ECIC and FHLB, dated August 13, 2021		10-K	001-33245	10.2	February 24, 2022
10.9	Confirmation of Amendment No. 3 to Irrevocable Standby Letter of Credit No. 2018-10 between EPIC and FHLB, dated January 26, 2021		10-Q	001-33245	10.4	April 26, 2021
*10.10	Employers Holdings, Inc. Key Executive Change in Control and Severance Plan		8-K	001-33245	10.1	August 3, 2021
*10.11	Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan effective April 1, 2010		8-K	001-33245	10.1	May 22, 2015
*10.12	Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan effective as of April 1, 2020		S-8 POS	333-168563	10.2	May 28, 2020
*10.13	Employers Holdings, Inc. Equity and Incentive Plan Form of Stock Option Agreement		10-Q	001-33245	10.3	April 30, 2015
*10.14	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors		10-Q	001-33245	10.1	August 7, 2009

*10.15	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement		10-Q	001-33245	10.3	April 27, 2017
*10.16	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement		10-Q	001-33245	10.2	April 27, 2017
*10.17	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement		10-Q	001-33245	10.1	April 29, 2022
*10.18	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement		10-Q	001-33245	10.2	April 29, 2022
*10.19	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement		10-Q	001-33245	10.1	April 28, 2023
*10.20	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement		10-Q	001-33245	10.2	April 28, 2023
21.1	Subsidiaries of Employers Holdings, Inc.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Katherine H. Antonello Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Katherine H. Antonello Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	X
101.INS
The following materials from Employers Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021 (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2023, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; (vi) Notes to consolidated financial statements tagged in summary and detail; (vii) Schedule II - Condensed Financial Information of Registrant (Parent Only); and (viii) Supplemental Information Concerning Property-Casualty Insurance Operations.
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

Date:	February 26, 2024	EMPLOYERS HOLDINGS, INC.

		By:	/s/ Michael S. Paquette
Name: Michael S. Paquette
Title: Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. McSally	Chairman of the Board	February 26, 2024
Michael J. McSally

/s/ Katherine H. Antonello	President and Chief Executive Officer, Director (Principal Executive Officer)	February 26, 2024
Katherine H. Antonello

/s/ Michael S. Paquette	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2024
Michael S. Paquette

/s/ Prasanna G. Dhoré	Director	February 26, 2024
Prasanna G. Dhoré

/s/ João (John) M. de Figueiredo	Director	February 26, 2024
João (John) M. de Figueiredo

/s/ Barbara A. Higgins	Director	February 26, 2024
Barbara A. Higgins

/s/ James R. Kroner	Director	February 26, 2024
James R. Kroner

/s/ Michael J. McColgan	Director	February 26, 2024
Michael J. McColgan

/s/ Jeanne L. Mockard	Director	February 26, 2024
Jeanne L. Mockard

/s/ Alex Perez-Tenessa	Director	February 26, 2024
Alex Perez-Tenessa