Form 10-Q
period 2024-03-31
Employers Holdings, Inc.
filed 2024-04-26
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 23, 2024, there were 25,343,504 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	March 31, 2024	December 31, 2023
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,139.7 at March 31, 2024 and $2,048.0 at December 31, 2023, less CECL allowance of $3.2 at March 31, 2024 and $2.7 at December 31, 2023)	$2,013.8	$1,936.3
Equity securities at fair value (cost $125.9 at March 31, 2024 and $125.9 at December 31, 2023)	224.3	211.2
Equity securities at cost	6.0	6.0
Other invested assets (cost $88.9 at March 31, 2024 and $82.5 at December 31, 2023)	97.6	91.5
Short-term investments at fair value (amortized cost $38.2 at March 31, 2024 and $33.1 at December 31, 2023)	38.2	33.1
Total investments	2,379.9	2,278.1
Cash and cash equivalents	114.2	226.4
Restricted cash and cash equivalents	0.2	0.2
Accrued investment income	16.5	16.3
Premiums receivable (less CECL allowance of $19.7 at March 31, 2024 and $17.9 at December 31, 2023)	380.4	359.4
Reinsurance recoverable for:
Paid losses	6.7	6.3
Unpaid losses (less CECL allowance of $0.9 at March 31, 2024 and $0.9 at December 31, 2023)	423.1	427.5
Deferred policy acquisition costs	59.4	55.6
Deferred income tax asset, net	42.1	43.4
Property and equipment, net	6.6	6.5
Operating lease right-of-use assets	4.7	5.1
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Contingent commission receivable—LPT Agreement	14.4	14.2
Cloud computing arrangements	25.2	28.0
Other assets	39.6	33.6
Total assets	$3,562.8	$3,550.4
Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$1,874.5	$1,884.5
Unearned premiums	402.3	379.7
Commissions and premium taxes payable	60.9	66.0
Accounts payable and accrued expenses	18.2	26.1
Deferred reinsurance gain—LPT Agreement	97.2	99.2
Operating lease liability	5.5	5.9
Non-cancellable obligations	14.1	17.0
Other liabilities	71.2	58.1
Total liabilities	$2,543.9	$2,536.5
Commitments and contingencies

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	March 31, 2024	December 31, 2023
Stockholders’ equity:	(unaudited)
Common stock, $0.01 par value; 150,000,000 shares authorized; 58,152,792 and 58,055,968 shares issued and 25,343,504 and 25,369,753 shares outstanding at March 31, 2024 and December 31, 2023, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	419.5	419.8
Retained earnings	1,405.4	1,384.3
Accumulated other comprehensive loss, net of tax	(96.9)	(86.0)
Treasury stock, at cost (32,809,288 shares at March 31, 2024 and 32,686,215 shares at December 31, 2023)	(709.7)	(704.8)
Total stockholders’ equity	1,018.9	1,013.9
Total liabilities and stockholders’ equity	$3,562.8	$3,550.4
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions, except per share data)
	Three Months Ended
	March 31,
	2024	2023
Revenues	(unaudited)
Net premiums earned	$184.9	$172.7
Net investment income	26.8	27.6
Net realized and unrealized gains on investments	11.4	6.4
Other income (loss)	—	(0.2)
Total revenues	223.1	206.5
Expenses
Losses and loss adjustment expenses	116.5	107.4
Commission expense	25.5	23.4
Underwriting and general and administrative expenses	45.8	44.4
Interest and financing expenses	—	2.3
Total expenses	187.8	177.5
Net Income before income taxes	35.3	29.0
Income tax expense	7.0	5.4
Net Income	$28.3	$23.6

Comprehensive (loss) income
Unrealized AFS investment (losses) gains arising during the period, net of tax benefit (expense) of $3.0 and $(6.0) for the three months ended March 31, 2024 and 2023, respectively	$(11.6)	$22.5
Reclassification adjustment for realized AFS investment losses in net income, net of tax benefit of $(0.2) and $(0.3) for the three months ended March 31, 2024 and 2023, respectively	0.7	1.3
Other comprehensive (loss) income, net of tax	(10.9)	23.8
Total Comprehensive income	$17.4	$47.4

Earnings per common share (Note 13):
Basic	$1.12	$0.87
Diluted	$1.11	$0.86
Cash dividends declared per common share and eligible plan awards	$0.28	$0.26
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2024	58,055,968	$0.6	$419.8	$1,384.3	$(86.0)	$(704.8)	$1,013.9
Stock-based obligations	—	—	1.4	—	—	—	1.4
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	96,824	—	(1.7)	—	—	—	(1.7)
Acquisition of common stock(1)	—	—	—	—	—	(4.9)	(4.9)
Dividends declared	—	—	—	(7.2)	—	—	(7.2)
Net income for the period	—	—	—	28.3	—	—	28.3
Change in net unrealized losses on AFS investments, net of taxes of $2.8	—	—	—	—	(10.9)	—	(10.9)
Balance, March 31, 2024	58,152,792	$0.6	$419.5	$1,405.4	$(96.9)	$(709.7)	$1,018.9

Balance, January 1, 2023	57,876,287	$0.6	$414.6	$1,295.6	$(138.9)	$(627.7)	$944.2
Stock-based obligations	—	—	1.8	—	—	—	1.8
Stock options exercised	23,500	—	0.6	—	—	—	0.6
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	85,602	—	(1.4)	—	—	—	(1.4)
Acquisition of common stock(1)	—	—	—	—	—	(11.4)	(11.4)
Dividends declared	—	—	—	(7.1)	—	—	(7.1)
Net income for the period	—	—	—	23.6	—	—	23.6
Change in net unrealized losses on AFS investments, net of taxes of $(6.3)	—	—	—	—	23.8	—	23.8
Balance, March 31, 2023	57,985,389	$0.6	$415.6	$1,312.1	$(115.1)	$(639.1)	$974.1
(1) Beginning January 1, 2023, amount includes applicable excise tax as imposed by the Inflation Reduction Act of 2022 (See Note 7).
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Three Months Ended
	March 31,
	2024	2023
Operating activities	(unaudited)
Net income	$28.3	$23.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1.0	1.1
Stock-based compensation	1.5	1.8
Amortization of cloud computing arrangements	2.8	4.3
Amortization of premium on investments, net	(0.3)	0.8
Allowance for expected credit losses	1.8	1.2
Deferred income tax (benefit) expense	4.1	2.8
Net realized and unrealized gains on investments	(11.4)	(6.4)
Change in operating assets and liabilities:
Premiums receivable	(22.8)	(21.4)
Reinsurance recoverable on paid and unpaid losses	4.0	4.7
Cloud computing arrangements	—	(1.4)
Operating lease right-of-use assets	0.4	0.7
Current federal income taxes	2.5	2.6
Unpaid losses and loss adjustment expenses	(10.0)	(7.0)
Unearned premiums	22.6	20.4
Accounts payable, accrued expenses and other liabilities	(3.6)	(6.4)
Deferred reinsurance gain—LPT Agreement	(2.0)	(2.0)
Contingent commission receivable—LPT Agreement	(0.2)	—
Operating lease liabilities	(0.4)	(0.8)
Non-cancellable obligations	(2.9)	(2.6)
Other	(14.8)	(11.7)
Net cash provided by operating activities	0.6	4.3
Investing activities
Purchases of fixed maturity securities	(169.0)	(106.7)
Purchases of equity securities	(5.8)	(12.3)
Purchases of short-term investments	(17.7)	(10.5)
Purchases of other invested assets	(6.4)	(11.5)
Proceeds from sale of fixed maturity securities	32.0	44.8
Proceeds from sale of equity securities	5.5	12.0
Proceeds from maturities and redemptions of fixed maturity securities	45.0	27.5
Proceeds from maturities of short-term investments	12.7	71.0
Net change in unsettled investment purchases and sales	7.3	(1.0)
Capital expenditures and other	(1.3)	(0.5)
Net cash (used in) provided by investing activities	(97.7)	12.8
Financing activities
Acquisition of common stock	(5.6)	(11.1)
Cash transactions related to stock-based compensation	(1.7)	(0.8)
Dividends paid to stockholders	(7.8)	(7.6)
Payments on finance leases	—	(0.1)
Net cash used in financing activities	(15.1)	(19.6)
Net decrease in cash, cash equivalents and restricted cash	(112.2)	(2.5)
Cash, cash equivalents and restricted cash at the beginning of the period	226.6	89.4
Cash, cash equivalents and restricted cash at the end of the period	$114.4	$86.9

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	March 31, 2024	December 31, 2023
	(unaudited)
	(in millions)
Cash and cash equivalents	$114.2	$226.4
Restricted cash and cash equivalents supporting reinsurance obligations	0.2	0.2
Total cash, cash equivalents and restricted cash	$114.4	$226.6

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
The Company accounts for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain (the Deferred Gain) was recorded as a liability on the Company’s Consolidated Balance Sheets. The Company is also entitled to receive a contingent profit commission under the LPT Agreement through June 30, 2024. The contingent profit commission is estimated based on both actual paid results to date and projections of expected paid losses under the LPT Agreement and is recorded as an asset on the Company’s Consolidated Balance Sheets. The Contingent Commission receivable at March 31, 2024 was $14.4 million.
The accompanying consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934 (Exchange Act), as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s Form 10-K for the year ended December 31, 2023 (Annual Report).
The Company operates as a single operating segment, Insurance Operations, through its wholly owned subsidiaries. The Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by the Company's chief operating decision maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance based on discrete financial information. Prior to December 31, 2023, the Company operated through two reportable segments: Employers and Cerity. All periods prior to December 31, 2023 have been conformed to the current presentation. Detailed financial information about the Company's single operating segment is presented in Note 14.
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

2. New Accounting Standards
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update improve disclosures about reportable segments and provide more detailed information about a reportable segment's expenses. Specifically, the amendments in this update include disclosures on an annual and interim basis, significant segment expenses that are regularly provided to the CODM, an amount for other segment items by reportable segment and a description on their composition, all annual disclosures about a reportable segment's profit or loss and assets to be required on an interim basis, the measures the CODM uses in assessing performance and allocating resources, and the title and position of the CODM. Additionally, a single reporting segment is subject to all disclosures in this amendment along with existing segment disclosures within Topic 280. This update is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company will adopt this standard when it becomes effective.
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This update requires public business entities to annually disclose specific categories within the income tax rate reconciliation, and provide additional information for reconciling items that meet a certain quantitative threshold. Additionally, the amendments in this update require entities to disclose certain information about income taxes paid, income tax disaggregation, disclosures around unrecognized tax benefits, and the removal of disclosures related to temporary differences surrounding deferred tax liabilities to enhance the transparency and decision usefulness of income tax disclosures. This update is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted for financial statements that have not been issued. The Company elected to early adopt this update as of December 31, 2023, and the impact of this standard was not material to its consolidated financial condition or results of operations.
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
3. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,276.3	$2,276.3	$2,180.6	$2,180.6
Cash and cash equivalents	114.2	114.2	226.4	226.4
Restricted cash and cash equivalents	0.2	0.2	0.2	0.2
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments to the valuation methodology utilized by third party pricing services as of March 31, 2024 and December 31, 2023.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
As of March 31, 2024, the Company held $47.5 million of fixed maturity securities at fair value that were designated Level 3. These private placement securities were designated as Level 3 securities due to the limited amount of observable market information available.
The following table presents the Company’s investments at fair value and the corresponding fair value measurements.

	March 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$63.0	$—	$—	$58.4	$—
U.S. Agencies	—	2.1	—	—	2.1	—
States and municipalities	—	199.8	—	—	210.2	—
Corporate securities	—	905.5	34.0	—	863.7	32.1
Residential mortgage-backed securities	—	370.0	—	—	362.2	—
Commercial mortgage-backed securities	—	63.2	—	—	63.8	—
Asset-backed securities	—	163.2	13.5	—	113.9	14.1
Collateralized loan obligations	—	72.8	—	—	91.5	—
Foreign government securities	—	10.0	—	—	10.4	—
Other securities	—	116.7	—	—	113.9	—
Total fixed maturity securities	$—	$1,966.3	$47.5	$—	$1,890.1	$46.2
Equity securities at fair value:
Industrial and miscellaneous	$195.3	$—	$—	$181.7	$—	$—
Other	29.0	—	—	29.5	—	—
Total equity securities at fair value	$224.3	$—	$—	$211.2	$—	$—
Short-term investments	$16.5	$21.7	$—	$17.6	$15.5	$—
Total investments at fair value	$240.8	$1,988.0	$47.5	$228.8	$1,905.6	$46.2
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

Financial Instruments Carried at Net Asset Value
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company’s Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at net asset value (NAV) and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. The Company will receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment, or a portion thereof. The Company expects these distributions from time-to-time during the full course of the fund term. As of March 31, 2024, the Company had unfunded commitments to these private equity limited partnerships totaling $19.0 million.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.
The following table presents cash and investments carried at NAV on the Company’s Consolidated Balance Sheets.

	March 31, 2024	December 31, 2023
	(in millions)
Cash equivalents carried at NAV	$104.3	$197.2
Other invested assets carried at NAV	97.6	91.5
The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs.

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Balance at the beginning of the year	$46.2	$24.2
Purchases	1.5	1.5
Unrealized (losses) gains included in comprehensive (loss) income	(0.2)	0.2
Balance at end of period	$47.5	$25.9

4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s available-for-sale (AFS) investments were as follows:

	Amortized Cost	Allowance for Current Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At March 31, 2024
Fixed maturity securities
U.S. Treasuries	$65.6	$—	$0.3	$(2.9)	$63.0
U.S. Agencies	2.2	—	—	(0.1)	2.1
States and municipalities	202.8	—	2.4	(5.4)	199.8
Corporate securities	1,003.5	(2.2)	5.4	(67.2)	939.5
Residential mortgage-backed securities	413.0	—	0.6	(43.6)	370.0
Commercial mortgage-backed securities	69.7	(0.3)	—	(6.2)	63.2
Asset-backed securities	180.3	—	1.1	(4.7)	176.7
Collateralized loan obligations	73.0	—	—	(0.2)	72.8
Foreign government securities	12.7	—	—	(2.7)	10.0
Other securities(1)	116.9	(0.7)	0.9	(0.4)	116.7
Total fixed maturity securities	$2,139.7	$(3.2)	$10.7	$(133.4)	$2,013.8
Short-term investments	38.2	—	—	—	38.2
Total AFS investments	$2,177.9	$(3.2)	$10.7	$(133.4)	$2,052.0

At December 31, 2023
Fixed maturity securities
U.S. Treasuries	$60.3	$—	$0.6	$(2.5)	$58.4
U.S. Agencies	2.2	—	—	(0.1)	2.1
States and municipalities	212.3	—	3.1	(5.2)	210.2
Corporate securities	952.8	(2.1)	8.3	(63.2)	895.8
Residential mortgage-backed securities	399.3	—	0.9	(38.0)	362.2
Commercial mortgage-backed securities	70.2	—	—	(6.4)	63.8
Asset-backed securities	131.8	—	1.0	(4.8)	128.0
Collateralized loan obligations	92.2	—	—	(0.7)	91.5
Foreign government securities	12.7	—	—	(2.3)	10.4
Other securities(1)	114.2	(0.6)	1.0	(0.7)	113.9
Total fixed maturity securities	$2,048.0	$(2.7)	$14.9	$(123.9)	$1,936.3
Short-term investments	33.1	—	—	—	33.1
Total AFS investments	$2,081.1	$(2.7)	$14.9	$(123.9)	$1,969.4
(1)Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.
The cost and estimated fair value of the Company’s equity securities recorded at fair value at March 31, 2024 and December 31, 2023 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At March 31, 2024
Equity securities at fair value
Industrial and miscellaneous	$105.1	$195.3
Other	20.8	29.0
Total equity securities at fair value	$125.9	$224.3

At December 31, 2023
Equity securities at fair value
Industrial and miscellaneous	$104.4	$181.7
Other	21.5	29.5
Total equity securities at fair value	$125.9	$211.2
The Company had Other invested assets totaling $97.6 million and $91.5 million (initial cost of $88.9 million and $82.5 million) at March 31, 2024 and December 31, 2023, respectively, consisting of private equity limited partnerships, which are carried at NAV based on information provided by the general partner. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through Net realized and unrealized gains (losses) on the Company’s Consolidated Statements of Comprehensive Income (Loss).
The amortized cost and estimated fair value of the Company’s fixed maturity securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$20.6	$20.3
Due after one year through five years	651.8	630.3
Due after five years through ten years	642.6	599.2
Due after ten years	88.7	81.3
Mortgage and asset-backed securities	736.0	682.7
Total	$2,139.7	$2,013.8

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater in each case as of March 31, 2024 and December 31, 2023.

	March 31, 2024			December 31, 2023
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in millions)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$19.0	$(0.3)	8	$11.9	$(0.1)	5
States and municipalities	42.2	(0.7)	16	39.5	(0.3)	15
Corporate securities	60.2	(0.6)	23	26.1	(0.8)	13
Residential mortgage-backed securities	21.5	(0.3)	20	15.8	(0.2)	15
Asset-backed securities	55.1	(0.2)	24	24.0	(0.1)	15
Collateralized loan obligations	32.6	(0.1)	8	—	—	—
Other securities	14.9	(0.2)	81	12.6	(0.1)	70
Total fixed maturity securities	245.5	(2.4)	180	129.9	(1.6)	133
Total less than 12 months	$245.5	$(2.4)	180	$129.9	$(1.6)	133

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$23.5	$(2.6)	7	$23.7	$(2.4)	7
U.S. Agencies	2.2	(0.1)	1	2.2	(0.1)	1
States and municipalities	71.9	(4.7)	33	73.5	(4.9)	32
Corporate securities	695.6	(66.6)	328	684.5	(62.4)	331
Residential mortgage-backed securities	301.7	(43.3)	230	306.6	(37.8)	228
Commercial mortgage-backed securities	52.4	(6.2)	24	53.0	(6.4)	24
Asset-backed securities	46.6	(4.5)	30	47.0	(4.7)	29
Collateralized loan obligations	7.4	(0.1)	4	80.5	(0.7)	21
Foreign government securities	10.0	(2.7)	2	10.4	(2.3)	2
Other securities	7.1	(0.2)	42	10.2	(0.6)	58
Total fixed maturity securities	1,218.4	(131.0)	701	1,291.6	(122.3)	733
Total 12 months or greater	$1,218.4	$(131.0)	701	$1,291.6	$(122.3)	733
As of March 31, 2024 and December 31, 2023, the Company had an allowance for current expected credit losses (CECL) on AFS debt securities of $3.2 million and $2.7 million, respectively (See Note 5). Those fixed maturity securities whose total fair value was less than amortized cost at each of March 31, 2024 and December 31, 2023, were those in which the Company had no intent, need or requirement to sell at an amount less than their amortized cost.
Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities and other invested assets) or amortized cost (fixed maturity securities). Realized losses on fixed maturity securities are also recognized when securities are written down as a result of an other-than-temporary impairment or for unfavorable changes in CECL. Reversals of previously recognized realized losses on fixed maturity securities can also result when securities are written up for favorable changes in CECL.

Net realized gains and losses on investments and the change in unrealized gains and losses on the Company’s investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net Increase in CECL Allowance	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI (1), before tax
	(in millions)
Three Months Ended March 31, 2024
Fixed maturity securities	0.1	$(0.5)	$(0.5)	$(13.7)	$(0.9)	$(13.7)
Equity securities	0.1	(0.5)	—	13.1	12.7	—
Other invested assets	—	—	—	(0.4)	(0.4)	—
Total investments	$0.2	$(1.0)	$(0.5)	$(1.0)	$11.4	$(13.7)

Three Months Ended March 31, 2023
Fixed maturity securities	$0.4	$(0.6)	$(1.4)	$30.1	$(1.6)	$30.1
Equity securities	0.1	(1.3)	—	7.9	6.7	—
Other invested assets	—	—	—	1.3	1.3	—
Total investments	$0.5	$(1.9)	$(1.4)	$39.3	$6.4	$30.1
(1)AOCI means Accumulated other comprehensive income or loss
Proceeds from sales of fixed maturity securities were $32.0 million for the three months ended March 31, 2024, compared to $44.8 million for the three months ended March 31, 2023.
Net investment income was as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Fixed maturity securities	$22.3	$23.7
Equity securities	1.6	1.8
Other invested assets	1.1	0.9
Short-term investments	0.5	1.2
Cash equivalents and restricted cash	2.3	0.9
Gross investment income	27.8	28.5
Investment expenses	(1.0)	(0.9)
Net investment income	$26.8	$27.6
The Company is required by various state laws and regulations to support, through securities on deposit or otherwise, its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of March 31, 2024 and December 31, 2023, securities having a fair value of $760.6 million and $748.1 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $70.0 million of securities on deposit as of both March 31, 2024 and December 31, 2023 (See Note 10).
Certain reinsurance contracts require the Company’s funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at both March 31, 2024 and December 31, 2023 was $3.0 million.
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

The table below shows the changes in CECL on premiums receivable.

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Beginning balance of CECL on premiums receivable	$17.9	$12.8
Net change in CECL provision	5.9	3.3
Write-offs charged against CECL	(1.9)	(0.7)
Recoveries collected	(2.2)	(1.4)
Ending balance of CECL on premiums receivable	$19.7	$14.0
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
The table below shows the changes in CECL on reinsurance recoverables.

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Beginning balance of CECL on reinsurance recoverables	$0.9	$0.9
Net change in CECL provision	—	—
Ending balance of CECL on reinsurance recoverables	$0.9	$0.9
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
As of March 31, 2024, the Company established an aggregate allowance for CECL in the amount of $3.2 million. For the Company’s investments in fixed maturity debt securities, the allowance for CECL was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the present value of cash flows expected to be collected to its amortized cost basis. The expected present value of cash flows are calculated using scenario based credit loss models derived from the discounted cash flows under the Comprehensive Capital Analysis Review framework, which is adopted by the Federal Reserve.
As of March 31, 2024, the Company did not intend to sell any of its AFS debt securities in which its amortized cost exceeded its fair value.
Accrued interest receivable on AFS debt securities totaled $16.5 million at March 31, 2024 and is excluded from the estimate of credit losses based on historically timely payments.

The table below shows the changes in the allowance for CECL on AFS securities.

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Beginning balance of CECL on AFS securities	$2.7	$4.5
Net change in CECL provision	0.6	2.0
Reductions in allowance from disposals	(0.1)	(0.2)
Recoveries of amounts previously written off	—	(0.4)
Ending balance of CECL on AFS securities	$3.2	$5.9
6. Property and Equipment
Property and equipment consists of the following:

	As of March 31,	As of December 31,
	2024	2023
	(in millions)
Furniture and equipment	$1.8	$1.8
Leasehold improvements	0.5	0.5
Computers and software	42.2	45.7
Automobiles	0.6	0.6
Property and equipment, gross	45.1	48.6
Accumulated depreciation	(38.5)	(42.1)
Property and equipment, net	$6.6	$6.5
Depreciation expenses related to property and equipment for the three months ended March 31, 2024 were $1.0 million and $4.8 million for the year ended December 31, 2023. Internally developed software costs that were capitalized were $0.6 million during the three months ended March 31, 2024 and $1.8 million during the year ended December 31, 2023.
Cloud Computing Arrangements
The Company’s capitalized costs associated with cloud computing arrangements totaled $25.2 million and $28.0 million, which were comprised of service contract fees and implementation costs associated with hosting arrangements as of March 31, 2024 and December 31, 2023, respectively. Total amortization for hosting arrangements was $2.8 million for the three months ended March 31, 2024 and $16.7 million for the year ended December 31, 2023.
Leases
The Company determines if an arrangement is a lease at the inception of the transaction. Operating leases for offices are presented as a right-of-use asset (ROU asset) and lease liability on the Company’s Consolidated Balance Sheets. Financing leases for automobiles are included in property and equipment and other liabilities on the Company’s Consolidated Balance Sheets.
ROU assets represent the right to use an underlying asset for the lease term and the lease liability represents the obligation to make lease payments arising from the lease transaction. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses collateralized incremental borrowing rates to determine the present value of lease payments. The ROU assets also include lease payments less any lease incentives within a lease agreement. The Company’s lease terms may include options to extend or terminate a lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of March 31, 2024, the Company’s operating leases have remaining terms of one year to five years, with options to extend up to five years with no termination provision. The Company’s finance leases have an option to terminate after one year.

Components of lease expense were as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Operating lease expense	$0.3	$0.6
Finance lease expense	—	0.1
Total lease expense	$0.3	$0.7
As of March 31, 2024, the weighted average remaining lease term for operating leases was 3.8 years and for finance leases was 1.7 years. The weighted average discount rate was 1.3% and 7.4% for operating and finance leases, respectively.
Maturities of lease liabilities were as follows:

	As of March 31, 2024
	Operating Leases	Finance Leases
	(in millions)
2024	$1.3	$0.1
2025	1.5	0.1
2026	1.2	—
2027	1.2	—
2028	0.4	—
Thereafter	—	—
Total lease payments	5.6	0.2
Less: imputed interest	(0.1)	—
Total	$5.5	$0.2
Supplemental balance sheet information related to leases was as follows:

	As of March 31,	As of December 31,
	2024	2023
	(in millions)
Operating leases:
Operating lease right-of-use asset	$4.7	$5.1
Operating lease liability	5.5	5.9
Finance leases:
Property and equipment, gross	0.6	0.6
Accumulated depreciation	(0.4)	(0.4)
Property and equipment, net	0.2	0.2
Other liabilities	$0.2	$0.2
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$0.3	$0.6
Financing cash flows used for finance leases	—	0.1
7. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2024 was 19.8% and the Company’s effective tax rate for the three months ended March 31, 2023 was 18.6%. The effective rates during each of the periods presented included income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, and deferred gain amortization.

The Inflation Reduction Act of 2022 added a new IRC section, Section 4501, that imposes a 1% excise tax on stock repurchases on publicly traded companies that occurred after December 31, 2022. The Company's excise tax obligation is $0.7 million at March 31, 2024, which is included in treasury stock, on its Consolidated Balance Sheets.
8. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Unpaid losses and LAE at beginning of period	$1,884.5	$1,960.7
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	428.4	445.4
Net unpaid losses and LAE at beginning of period	1,456.1	1,515.3
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	118.7	109.6
Prior periods	(0.1)	(0.2)
Total net losses and LAE incurred during the period	118.6	109.4
Paid losses and LAE, net of reinsurance, related to:
Current period	6.8	5.6
Prior periods	117.4	105.7
Total net paid losses and LAE during the period	124.2	111.3
Ending unpaid losses and LAE, net of reinsurance	1,450.5	1,513.4
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	424.0	440.3
Unpaid losses and LAE at end of period	$1,874.5	$1,953.7
Total net losses and LAE included in the above table exclude amortization of the deferred reinsurance gain—LPT Agreement and LPT Contingent Commission Adjustments, which totaled $2.1 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively (see Note 9).
The change in incurred losses and LAE attributable to prior periods for the three months ended March 31, 2024 and 2023, included $0.1 million and $0.2 million of net favorable loss reserve development on the Company's assigned risk business, respectively. For each of the three months ended March 31, 2024 and 2023, the Company did not recognize any prior accident year loss reserve development on its voluntary risk business. These determinations were made in light of: (i) a full actuarial study not being performed during the periods; and (ii) the amount of indicated net prior year loss reserve development was consistent with our expectations.
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
The Company amortized $1.9 million and $2.0 million of the Deferred Gain for the three months ended March 31, 2024 and 2023, respectively. The remaining Deferred Gain was $97.2 million and $99.2 million as of March 31, 2024 and December 31, 2023, respectively. Additionally, the Company recognized $0.2 million of favorable LPT Contingent Commission Adjustments as of March 31, 2024. The estimated remaining liabilities subject to the LPT Agreement were $287.1 million and $291.7 million as of March 31, 2024 and December 31, 2023, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $882.2 million and $877.6 million from inception through March 31, 2024 and December 31, 2023, respectively.
10. Financing Arrangements
All of the Company's insurance subsidiaries are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
FHLB membership also allows the Company’s insurance subsidiaries access to standby letters of credit (Letter of Credit Agreements). Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and must be fully secured with eligible collateral at all times. Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of both March 31, 2024 and December 31, 2023, letters of credit totaling $70.0 million, were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements. The Letter of Credit Agreements currently in effect expire on March 31, 2025, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew.
As of March 31, 2024 and December 31, 2023, investment securities having a fair value of $275.1 million and $286.4 million, respectively, were pledged to the FHLB by the Company’s insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.
11. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of unrealized gains and losses on investments classified as AFS, net of deferred taxes. The following table summarizes the components of accumulated other comprehensive loss:

	March 31, 2024	December 31, 2023
	(in millions)
Net unrealized losses on investments, before taxes	$(122.6)	$(108.9)
Deferred tax benefit on net unrealized losses	25.7	22.9
Total accumulated other comprehensive loss	$(96.9)	$(86.0)
12. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
February 2024
RSUs(1)	61,280	46.36	2.8
PSUs(2)	77,360	46.36	3.6

March 2024
RSUs(1)	4,712	45.00	0.2
(1)These RSUs were awarded to certain employees of the Company on two separate dates and all vest 25% on March 15, 2025 and each of the subsequent three anniversaries of that date.
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
As of March 31, 2024, the Company no longer had any stock options outstanding. During the three months ended March 31, 2023, and the year ended December 31, 2023, there were 23,500 stock options exercised.

As of March 31, 2024, the Company had 240,365 RSUs, and 208,015 PSUs (based on the target achievement for the PSUs awarded) outstanding.
13. Earnings Per Common Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive impact of all common stock equivalents on earnings per share. Diluted earnings per share includes common shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if outstanding RSUs and PSUs vested.
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
The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended
	March 31,
	2024	2023
	(in millions, except share data)
Net income	$28.3	$23.6
Weighted average number of shares outstanding—basic	25,345,942	27,176,823
Effect of dilutive securities:
PSUs	115,021	141,246
Stock options	—	8,286
RSUs	75,008	66,323
Potential dilutive shares	190,029	215,855
Weighted average number of shares outstanding—diluted	25,535,971	27,392,678
14. Segment Reporting
The Company operates as a single reportable segment, Insurance Operations, through its wholly owned subsidiaries. In the fourth quarter of 2023, the Company developed and executed an integration plan to consolidate its previously segregated direct-to-consumer operations (Cerity) into the Company's mainstream operations, while retaining its digital distribution capabilities. The integration plan, which will allow the Company to operate more efficiently and generate cost savings, resulted in a change in the composition of our reportable segments by eliminating any distinction for reporting purposes, including stand-alone financial statements, among our former segments, which were: Employers and Cerity.
The Insurance Operations segment represents the traditional business offered through its agents, including business originated from the Company's strategic partnerships and alliances and also direct-to-customer business.
The following table summarizes the Company's written premium and components of net income. The prior period has been conformed to current presentation.

	Insurance Operations	Total
	(in millions)
Three Months Ended March 31, 2024
Gross premiums written	$210.9	$210.9
Net premiums written	209.1	209.1

Net premiums earned	184.9	184.9
Net investment income	26.8	26.8
Net realized and unrealized gains on investments	11.4	11.4
Total revenues	223.1	223.1

Losses and loss adjustment expenses	116.5	116.5
Commission expense	25.5	25.5
Underwriting and general and administrative expenses	45.8	45.8
Total expenses	187.8	187.8

Net income before income taxes	35.3	35.3
Income tax expense	7.0	7.0
Net income	$28.3	$28.3

Three Months Ended March 31, 2023
Gross premiums written	$194.9	$194.9
Net premiums written	193.1	193.1

Net premiums earned	172.7	172.7
Net investment income	27.6	27.6
Net realized and unrealized gains on investments	6.4	6.4
Other (loss) income	(0.2)	(0.2)
Total revenues	206.5	206.5

Losses and loss adjustment expenses	107.4	107.4
Commission expense	23.4	23.4
Underwriting and general and administrative expenses	44.4	44.4
Interest and financing expenses	2.3	2.3
Total expenses	177.5	177.5

Net income before income taxes	29.0	29.0
Income tax expense	5.4	5.4
Net income	$23.6	$23.6
Entity-Wide Disclosures
The Company operates solely within the U.S. and does not have revenue from transactions with a single policyholder accounting for 10% or more of its revenues.
In-force premiums represent the estimated annual premium on all policies that are active and in-force on such date. More specifically, in-force premiums include policy endorsements but exclude estimated final audit premiums. When adjusting for estimated final audit premium, our total in-force premiums were $757.5 million, $737.5 million, $667.6 million, and $654.9 million as of March 31, 2024, December 31, 2023, March 31, 2023, and December 31, 2022, respectively. The Company's management focuses on in-force premium because it represents premium that is available for renewal in the future. The following table shows our in-force premiums, in-force premiums including estimated final audit premium, and number of policies in-force for each of our largest states and all other states combined for the periods presented:

	March 31, 2024		December 31, 2023		March 31, 2023		December 31, 2022
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$320.1	43,832	$311.5	43,353	$282.9	42,908	$279.7	42,876
Florida	57.5	10,277	56.6	10,008	50.5	9,560	49.4	9,417
New York	33.6	7,679	31.9	7,603	28.5	7,478	27.3	7,497
Other (43 states and D.C.)	301.6	65,696	294.6	65,445	269.0	62,738	266.1	61,566
Total in-force	$712.8	127,484	$694.6	126,409	$630.9	122,684	$622.5	121,356
Estimated audit premium	44.7	—	42.9	—	36.7	—	32.4	—
Total in-force, including estimated audit premium	$757.5	127,484	$737.5	126,409	$667.6	122,684	$654.9	121,356
Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to "we," "us," "our," "the Company," or similar terms refer to EHI, together with its subsidiaries. In this Quarterly Report on Form 10-Q, the Company and its management discuss and make statements based on currently available information regarding their intentions, beliefs, current expectations, and projections of, among other things, the Company's future performance, economic or market conditions, including current levels of inflation, changes in interest rates, labor market expectations, catastrophic events or geo-political conditions, legislative or regulatory actions or court decisions, business growth, retention rates, loss costs, claim trends and the impact of key business initiatives, future technologies and planned investments. Certain of these statements may constitute "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often identified by words such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely," or "continue," or other comparable terminology and their negatives. The Company and its management caution investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in the Company’s future performance. Factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements include, among other things, those discussed or identified from time to time in the Company’s public filings with the SEC, including the risks detailed in the Company's Annual Reports on Form 10-K and in Part II, Item 1A of this report. Except as required by applicable securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
General
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to small and select businesses engaged in low-to-medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance throughout most of the United States, with a concentration in California, where 45% of our in-force premiums are generated. Our revenues primarily consist of net premiums earned, net investment income, and net realized and unrealized gains and (losses) on investments.
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
Overview
Summary Financial Results
Our net income was $28.3 million for the three months ended March 31, 2024 compared to $23.6 million for the corresponding period of 2023. The key factors that affected our financial performance during the three months ended March 31, 2024, compared to the same period of 2023, included:
•Net premiums earned increased 7.1%;
•Losses and LAE increased 8.5%;
•Underwriting and general and administrative expenses increased 3.2%;
•Underwriting loss of $2.9 million, compared to $2.5 million;
•Net investment income of $26.8 million, compared to $27.6 million; and
•Net realized and unrealized gains on investments of $11.4 million, compared to $6.4 million.
Three Months Ended March 31, 2024
Our underwriting results reflect a 7% increase in net premiums earned, compared to the first quarter of 2023, due to higher new and renewal business premiums. Our investment results benefited from strong and steady net investment income and moderate net realized and unrealized gains.
Three Months Ended March 31, 2023
Our underwriting results reflect a 15% increase in net premiums earned, compared to the first quarter of 2022, due to higher new and renewal business premiums and strong final audit premiums. Our investment results benefited from strong and steady net investment income and moderate net realized and unrealized gains.

Our consolidated financial results of operations for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Gross premiums written	$210.9	$194.9
Net premiums written	$209.1	$193.1

Net premiums earned	$184.9	$172.7
Net investment income	26.8	27.6
Net realized and unrealized gains on investments	11.4	6.4
Other income (loss)	—	(0.2)
Total revenues	223.1	206.5

Underwriting expenses:
Losses and LAE	116.5	107.4
Commission expense	25.5	23.4
Underwriting and general and administrative expenses	45.8	44.4
Non-underwriting expenses:
Interest and financing expenses	—	2.3
Total expenses	187.8	177.5

Net income before income taxes	35.3	29.0
Income tax expense	7.0	5.4
Net income	$28.3	$23.6

I.Review of Underwriting Results
Underwriting income or loss is determined by deducting losses and LAE, commission expenses, and underwriting and general and administrative expenses from net premiums earned. Our underwriting results for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Gross premiums written	$210.9	$194.9
Net premiums written	$209.1	$193.1

Net premiums earned	$184.9	$172.7

Losses and LAE	116.5	107.4
Commission expense	25.5	23.4
Underwriting and general and administrative expenses	45.8	44.4
Total underwriting expenses	187.8	175.2
Underwriting loss	$(2.9)	$(2.5)
Total impact of the LPT	2.1	2.0
Underwriting loss excluding LPT(1)	$(0.8)	$(0.5)

Loss and LAE ratio	63.0%	62.2%
Commission expense ratio	13.8	13.5
Underwriting expense ratio	24.8	25.7
Combined ratio	101.6%	101.4%
Total impact of the LPT	1.1%	1.1%
Combined ratio excluding LPT(1)	102.7%	102.6%
(1) The LPT Agreement is a non-recurring (loss portfolio transfer) transaction that does not result in any significant ongoing benefits to the Company. We provide our underwriting income and combined ratios excluding the effects of the LPT because we believe that these measures are useful in providing investors, analysts and other interested parties a meaningful understanding of our ongoing underwriting performance and provides them with a consistent basis for comparison with other companies in our industry. In addition, we believe that these non-GAAP measures, as presented, are helpful to our management in identifying trends in our performance because the LPT has limited significance to our current and ongoing operations.
Gross Premiums Written
Gross premiums written were $210.9 million for the three months ended March 31, 2024 compared to $194.9 million for the corresponding period of 2023. The growth in new business premiums we experienced is the result of an increase in new submissions, quotes and binds in the majority of the states in which we operate, which is being largely driven by the expansion in the classes of business that we offer. As a result of these continued initiatives, we closed another quarter with a record number of policies in-force. In addition, our renewal premiums benefited from continued strong retention rates during the three months ended March 31, 2024.
Net Premiums Written
Net premiums written are gross premiums written less reinsurance premiums ceded. For each of the periods presented, the reinsurance premiums ceded related to our July 1 - June 30 annual reinsurance programs as further described herein.
Net premiums written were $209.1 million for the three months ended March 31, 2024, compared to $193.1 million for the corresponding period of 2023. Reinsurance premiums ceded were $1.8 million for each of the three months ended March 31, 2024 and March 31, 2023.
Net Premiums Earned
Net premiums earned are primarily a function of the amount and timing of net premiums previously written.
Net premiums earned were $184.9 million for the three months ended March 31, 2024, compared to $172.7 million for the corresponding period of 2023.

Losses and LAE, Commission Expenses, and Underwriting Expenses
The following table presents our calendar year combined ratios.

	Three Months Ended
	March 31,
	2024	2023
Loss and LAE ratio excluding LPT	64.1%	63.3%
Loss and LAE ratio - LPT	(1.1)	(1.1)
Commission expense ratio	13.8	13.5
Underwriting expense ratio	24.8	25.7
Combined ratio	101.6%	101.4%
Combined ratio excluding LPT	102.7%	102.5%
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
The table below reflects prior accident year loss and LAE reserve adjustments and the impact to loss ratio.

	Three Months Ended
	March 31,
	2024	2023
	(dollars in millions)
Current accident year losses and LAE - excluding LPT	$118.7	$109.6
Prior accident year favorable loss reserve development, net	(0.1)	(0.2)
Impact of LPT	(2.1)	(2.0)
Calendar year losses and LAE	$116.5	$107.4

Current accident year loss and LAE ratio - excluding LPT	64.2%	63.5%
Calendar year loss and LAE ratio - excluding LPT	64.1%	63.3%
Calendar year loss and LAE ratio	63.0%	62.2%

The increase in our calendar year losses and LAE during the three months ended March 31, 2024, as compared to the same period of 2023, was primarily due to higher earned premium and a higher accident year loss and LAE estimate. All of the favorable development that we recognized during these periods related to our assigned risk business.
Our current accident year loss and LAE ratio was 64.1% (64.0% excluding involuntary business) for the three months ended March 31, 2024, compared to 63.5% (63.3% excluding involuntary business) for the corresponding period of 2023. Our current accident year loss and LAE ratios continue to reflect the impact of key business initiatives: an emphasis on accelerated settlements of open claims; further diversifying its risk exposure across geographic markets, when appropriate; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets.
Excluding the impact from the LPT Agreement, losses and LAE would have been $118.4 million and $109.4 million for the three months ended March 31, 2024 and 2023, respectively.
The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive Income (Loss).

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Amortization of the Deferred Gain related to losses	$1.5	$1.6
Amortization of the Deferred Gain related to contingent commission	0.4	0.4
Impact of LPT Contingent Commission Adjustments(1)	0.2	—
Total impact of the LPT	$2.1	$2.0
(1)LPT Contingent Commission Adjustments result in an adjustment to the Contingent commission receivable - LPT Agreement, which is recognized in losses and LAE incurred on our Consolidated Statements of Comprehensive Income (Loss). (See Note 9 in the Notes to our Consolidated Financial Statements.)
Commission Expenses Ratio
Commission expenses include direct commissions to our agents and brokers, including our partnerships and alliances, for the premiums that they produce for us, as well as agency incentive payments, other marketing costs, and fees.
Our commission expense ratio was 13.8% and 13.5%, and our commission expenses were $25.5 million and $23.4 million for the three months ended March 31, 2024 and 2023, respectively. The increase for the three months ended March 31, 2024 was primarily related to an increase in new business writings, which are typically subject to higher initial commission rates, and an increase in anticipated 2024 agency incentives.
Underwriting and General and Administrative Expense Ratio
Underwriting and general and administrative expenses represent those costs that we incur to underwrite and maintain the insurance policies we issue, excluding commissions. Variable underwriting expenses, such as premium taxes, policyholder dividends, and those expenses that vary directly with the production of new or renewal business, are recognized as the associated premiums are earned. Fixed underwriting expenses, such as the operating expenses of EHI and its subsidiaries, do not vary directly with the production of new or renewal business and are recognized as incurred.
Our underwriting and general and administrative expense ratio was 24.8% and 25.7%, and our underwriting expenses were $45.8 million and $44.4 million for the three months ended March 31, 2024 and 2023, respectively. The increase in underwriting expenses for the three months ended March 31, 2024 was primarily the result of increases in compensation-related expenses of $2.8 million and bad debt expense of $2.3 million, partially offset by decreases in depreciation and amortization of $1.6 million, marketing and advertising expenses of $1.0 million, and professional fees of $0.9 million, each compared to the same period of 2023.
II. Review of Non-Underwriting Results
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
Net investment income decreased 2.9% for the three months ended March 31, 2024, compared to the same period of 2023. The decrease was due to a lower invested balance of fixed maturity securities and short-term investments, as measured by amortized cost, resulting primarily from the unwinding of our former FHLB leveraged investment strategy, which was in effect from the first quarter of 2022 to the fourth quarter of 2023.
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
Net realized and unrealized gains on investments were $11.4 million for the three months ended March 31, 2024, compared to $6.4 million for the corresponding period of 2023. The net realized and unrealized gains on investments for the three months ended March 31, 2024 and 2023 included $12.3 million and $8.0 million of net realized and unrealized gains on equity securities and other investments, respectively, and $0.9 million and $1.6 million of net realized losses on fixed maturity securities, respectively.
The net investment gains and losses on our equity securities during the three months ended March 31, 2024 were largely consistent with the performance of U.S. equity markets. The net realized investment losses on our fixed maturity securities during the three months ended March 31, 2024 were primarily the result of a $0.5 million increase in our allowance for CECL.
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
Interest and financing expenses were less than $0.1 million for the three months ended March 31, 2024, compared to $2.3 million for the corresponding period of 2023. The decrease resulted primarily from the unwinding of our former FHLB leveraged investment strategy, which was in effect from the first quarter of 2022 to the fourth quarter of 2023.
Income Tax Expense
Income tax expense was $7.0 million for the three months ended March 31, 2024, compared to $5.4 million for the corresponding period of 2023. The effective tax rates were 19.8% for the three months ended March 31, 2024, compared to 18.6% for the corresponding period of 2023. The effective rates during each of the periods presented included income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, and deferred gain amortization.
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

During the first quarter of 2024, ECIC made a $23.3 million dividend payment to its parent company, which in turn distributed that amount to EHI. As a result of that dividend payment, ECIC cannot pay dividends for the remainder of 2024 without prior regulatory approval.
During the first quarter of 2024, EICN made a $13.7 million dividend payment to its parent company, which in turn distributed that amount to EHI. As a result of that dividend payment, EICN cannot pay any dividends for the remainder of 2024 without prior regulatory approval.
Total cash and investments at EHI were $66.6 million at March 31, 2024, consisting of $40.8 million of cash and cash equivalents, $1.3 million of fixed maturity securities, and $24.5 million of equity securities.
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
Total cash and investments held by our operating subsidiaries was $2,427.7 million at March 31, 2024, consisting of $73.6 million of cash and cash equivalents, and restricted cash, $38.2 million of short-term investments, $2,012.5 million of fixed maturity securities, $205.8 million of equity securities, and $97.6 million of other invested assets. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of March 31, 2024 consisted of $73.4 million of cash and cash equivalents, $199.7 million of publicly traded equity securities whose proceeds are available within three business days, $668.5 million of highly liquid fixed maturity securities whose proceeds are available within three business days and $17.7 million of short-term investments whose proceeds are available within three business days. We believe that our subsidiaries’ liquidity needs over the next 12 months and for the longer term period thereafter will be met with cash from operations, investment income, and maturing investments.
All of our insurance subsidiaries are members of the FHLB. Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
FHLB membership also allows our insurance subsidiaries access to standby Letter of Credit Agreements. Letter of Credit Agreements we currently have in effect will expire March 31, 2025 and may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times (See Note 10).
We purchase reinsurance to protect us against the costs of severe claims and catastrophic events, including pandemics. On July 1, 2023, we entered into a new reinsurance program, which is largely unchanged from our expiring reinsurance program, which is effective through June 30, 2024. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions. We believe that our reinsurance program meets our needs and that we are sufficiently capitalized.
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $760.6 million and $748.1 million were on deposit at March 31, 2024 and December 31, 2023, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $70.0 million securities on deposit at both March 31, 2024 and December 31, 2023.
Certain reinsurance contracts require company funds to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we have assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $3.0 million at both March 31, 2024 and December 31, 2023, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our forecasts as appropriate.

The table below shows our net cash flows for the three months ended:

	March 31,
	2024	2023
	(in millions)
Cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$0.6	$4.3
Investing activities	(97.7)	12.8
Financing activities	(15.1)	(19.6)
Decrease in cash, cash equivalents, and restricted cash	$(112.2)	$(2.5)
For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2024, included net premiums received of $185.1 million and investment income received of $26.2 million. The cash provided by these operating activities were largely offset by net claims payments of $124.6 million, underwriting and general and administrative expenses paid of $57.3 million, and commissions paid of $28.8 million.
Net cash provided by operating activities for the three months ended March 31, 2023, included net premiums received of $171.7 million and investment income received of $26.8 million. These operating cash inflows were partially offset by net claims payments of $111.5 million, underwriting and general and administrative expenses paid of $53.9 million, commissions paid of $26.5 million, and interest paid of $2.3 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024, related primarily to investment of premiums received and the reinvestment of funds from invest sales, maturities, redemptions, and interest income. The cash used in these investment activities was partially offset by investment sales, maturities, and redemptions whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases.
Net cash provided by investing activities for the three months ended March 31, 2023, related primarily to investment sales, maturities, and redemptions whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases. These investing cash inflows were partially offset by the investment of premiums received and reinvestment of funds from investment sales, maturities, redemptions, and interest income.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 and 2023, related primarily to stockholder dividend payments and common stock repurchases.
Dividends
We paid $7.8 million and $7.6 million in dividends to our stockholders and eligible plan award holders for the three months ended March 31, 2024 and 2023, respectively. The declaration and payment of future dividends to common stockholders, including any special dividends that may be declared in the future, will be at the discretion of our Board of Directors (Board) and will depend upon many factors including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors that our Board deems relevant. On April 24, 2024, the Board declared a quarterly dividend per share of $0.30, which is payable May 22, 2024 to stockholders of record on May 8, 2024.
Stock Repurchases
We repurchased 123,073 shares of our common stock for $4.9 million during the three months ended March 31, 2024. Future repurchases of our common stock will be at the discretion of our Board and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, general business and socioeconomic conditions, legal, tax, regulatory, and/or contractual restrictions, and any other factors that our Board deems relevant.
Capital Resources
As of March 31, 2024, the capital resources available to us consisted of $1,018.9 million of stockholders’ equity and the $97.2 million Deferred Gain.

Contractual Obligations and Commitments
Other than operating expenses, our current and long-term cash requirements include the following contractual obligations and commitments as of March 31, 2024:
Leases
We have entered into lease arrangements for certain equipment and facilities. As of March 31, 2024, we had lease payment obligations totaling $5.8 million, of which $1.8 million is payable within 12 months.
Other Purchase Obligations
We have other purchase obligations that primarily consist of non-cancellable obligations to acquire capital assets, commitments for information technology and related services, software acquisition and license commitments and other legally binding agreements to purchase services that are to be used in our operations. As of March 31, 2024, we had other purchase obligations totaling $14.1 million, of which $3.4 million is payable within 12 months.
Unfunded Investment Commitments
We have investments in private equity limited partnerships that require capital distributions to fund the investments and can be called any time. As of March 31, 2024, we had unfunded investment commitments totaling $19.0 million.
Unpaid Losses and LAE Expenses
We have developed unpaid losses and LAE expense payment patterns that are computed based on historical information. Our calculation of loss and LAE expense payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, to the extent that current estimates of losses and LAE expense vary from actual ultimate claims amounts due to variations between expected and actual payment patterns. As of March 31, 2024, we had unpaid losses and LAE reserves totaling $1,874.5 million, of which $300.1 million is currently expected to be paid within 12 months.
The unpaid losses and LAE expense payment patterns are gross of reinsurance recoverables for unpaid losses. As of March 31, 2024, we had reinsurance recoverables on unpaid losses and LAE totaling $424.0 million, of which $29.9 million is currently expected to be received within 12 months.
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
As of March 31, 2024, our investment portfolio consisted of 85% fixed maturity securities which had a duration of 4.5 at March 31, 2024. Our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “A,” using ratings assigned by Standard & Poor’s (S&P) or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity securities portfolio had a weighted average quality of “A+” as of March 31, 2024. Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and are reported at fair value.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $224.3 million at March 31, 2024, which represented 10% of our investment portfolio at that time. We also have a $6.0 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our other invested assets made up 4% of our investment portfolio as of March 31, 2024 and include private equity limited partnerships. Our investments in private equity limited partnerships totaled $97.6 million at March 31, 2024 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. We expect to receive distributions of proceeds from dividends and interest from fund investments, as well as from the disposition of a fund investment or portion thereof, from time-to-time during the full course of the fund term. As of March 31, 2024, we had unfunded commitments to these private equity limited partnerships totaling $19.0 million.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.

The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average ending book yield, (each based on the "book value" of each category of invested assets) as of March 31, 2024.

Category	Estimated Fair Value	Percentage of Total	Book Yield
	(in millions, except percentages)
U.S. Treasuries	$63.0	2.8%	3.1%
U.S. Agencies	2.1	0.1	2.9
States and municipalities	199.8	8.8	4.0
Corporate securities	939.5	41.1	3.8
Residential mortgage-backed securities	370.0	16.3	3.5
Commercial mortgage-backed securities	63.2	2.8	3.9
Asset-backed securities	176.7	7.8	5.3
Collateralized loan obligations	72.8	3.2	7.3
Foreign government securities	10.0	0.4	2.8
Other securities	116.7	5.1	8.7
Equity securities	224.3	9.9	3.1
Short-term investments	38.2	1.7	5.5
Total investments at fair value	$2,276.3	100.0%
Weighted average yield			4.3%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of March 31, 2024 by credit rating category, using the lower of the ratings assigned by Moody’s Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	11.5%
“AA”	34.0
“A”	31.4
“BBB”	13.7
Below Investment Grade	9.4
Total	100.0%
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
In addition to recognizing realized gains and losses upon the disposition of an investment security, we also recognize realized losses and recoveries of previously recorded realized losses on AFS debt securities for changes in CECL. As of March 31, 2024, we maintained a CECL allowance of $3.2 million on AFS debt securities. During the three months ended March 31, 2024, we recognized a net $0.5 million increase to our allowance for CECL on AFS debt securities. The remaining fixed maturity securities whose total fair value was less than amortized cost at March 31, 2024, were those in which we had no intent, need, or requirement to sell at an amount less than their amortized cost.
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
The economic disruptions caused by financial market volatility, inflationary pressures, and heightened geo-political conditions, have impacted the credit risk associated with certain of our investment holdings. As of March 31, 2024, we maintained a $3.2 million allowance for CECL on our fixed maturity portfolio. See Note 5 to the consolidated financial statements.
Interest Rate Risk
Investments
The fair value of our fixed maturity portfolio is exposed to interest rate risk, which is the risk of a change in fair value resulting from changes in prevailing interest rates, which we manage through duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 4.5 at March 31, 2024. Our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and their impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of March 31, 2024. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $2,052.0 million as of March 31, 2024, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(240.9)	(11.7)%
200 basis point rise	(164.2)	(8.0)
100 basis point rise	(82.0)	(4.0)
50 basis point decline	50.5	1.9
100 basis point decline	96.7	4.7
200 basis point decline	190.9	9.3
300 basis point decline	285.5	13.9
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages are prepaid faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of March 31, 2024, the par value of our commercial and residential mortgage-backed securities holdings was $472.2 million, and the amortized cost was 102.0% of par value. Since a majority of our mortgage-backed securities were purchased at a premium that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The commercial and residential mortgage-backed securities portion of the portfolio represented 19.1% of our total investments as of March 31, 2024. Agency-backed residential mortgage pass-throughs represented 86.0% of the residential mortgage-backed securities portion of the portfolio as of March 31, 2024.
Equity Price Risk
Equity price risk is the risk that we may incur losses in the fair value of the equity securities we hold in our investment portfolio. Adverse changes in the market prices of the equity securities we hold in our investment portfolio would result in decreases in the fair value of our total assets on our Consolidated Balance Sheets and in net realized and unrealized gains on our Consolidated Statements of Comprehensive Income (Loss). Economic and market disruptions caused by geo-political conditions, inflationary pressures and credit concerns in certain financial and banking markets, have resulted in volatility in the fair value of our equity securities. We minimize our exposure to equity price risk by investing primarily in the equity securities of mid-to-large capitalization issuers and by diversifying our equity holdings across several industry sectors.
The table below shows the sensitivity of our equity securities at fair value to price changes as of March 31, 2024:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Decrease in Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Increase in Total Equity Securities
Equity securities	$125.9	$224.3	$201.9	$(22.4)	$246.7	$22.4
Effects of Inflation
In recent years, economic slowdowns, financial market volatility, monetary and fiscal policy measures, heightened geo-political tensions and fluctuations in interest rates have contributed to higher levels of inflation and may continue to lead to elevated levels of inflation in future periods.
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
Increases in market interest rates that have occurred in recent years are intended to aid in the suppression of inflation, negatively impacted the market value of our existing fixed maturity investments while increasing the yields on our new and variable rate fixed maturity investments.
Item 4.  Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the Company’s repurchases of its common stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
January 1 - January 31	111,973	$39.40	111,973	$16.6
February 1 - February 29	11,100	39.99	11,100	16.2
March 1 - March 31	—	—	—	16.2
	123,073	$39.45	123,073
On July 26, 2023, the Board authorized a new stock repurchase authorization (the "2023 Program") for up to $50.0 million of repurchases of our common stock from July 31, 2023 through December 31, 2024, unless otherwise extended, terminated or modified by the Board. The 2023 Program provides that shares may be purchased in the open market and/or in privately negotiated transactions from time to time, and that all purchases shall be made in compliance with all applicable provisions of the Nevada Revised Statutes and federal and state securities laws including, but not limited to, Rules 10b5-1 and 10b-18 of the Exchange Act.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each such term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	File No.	Exhibit	Filing Date
*10.1	Employers Holdings, Inc. Form of Annual Cash Bonus Program Award Agreement	X
31.1	Certification of Katherine H. Antonello Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Katherine H. Antonello Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
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

EMPLOYERS HOLDINGS, INC.

Date:	April 26, 2024	/s/ Michael S. Paquette
Michael S. Paquette
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)