Form 10-Q
period 2024-09-30
Employers Holdings, Inc.
filed 2024-11-01
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ____  to ____

Commission file number: 001-33245

EMPLOYERS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada		04-3850065
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
5340 Kietzke Lane, Suite 202
Reno,	Nevada	89511
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2024, there were 24,716,104 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	September 30, 2024	December 31, 2023
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,124.6 at September 30, 2024 and $2,048.0 at December 31, 2023, less CECL allowance of $1.4 at September 30, 2024 and $2.7 at December 31, 2023)	$2,065.8	$1,936.3
Equity securities at fair value (cost $144.7 at September 30, 2024 and $125.9 at December 31, 2023)	256.2	211.2
Equity securities at cost	5.7	6.0
Other invested assets (cost $88.8 at September 30, 2024 and $82.5 at December 31, 2023)	99.7	91.5
Short-term investments at fair value (amortized cost $30.6 at September 30, 2024 and $33.1 at December 31, 2023)	30.6	33.1
Total investments	2,458.0	2,278.1
Cash and cash equivalents	143.3	226.4
Restricted cash and cash equivalents	0.2	0.2
Accrued investment income	15.8	16.3
Premiums receivable (less CECL allowance of $16.2 at September 30, 2024 and $17.9 at December 31, 2023)	378.8	359.4
Reinsurance recoverable for:
Paid losses	6.6	6.3
Unpaid losses (less CECL allowance of $0.9 at September 30, 2024 and $0.9 at December 31, 2023)	412.2	427.5
Deferred policy acquisition costs	60.9	55.6
Deferred income tax asset, net	26.2	43.4
Property and equipment, net	7.0	6.5
Operating lease right-of-use assets	4.0	5.1
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Contingent commission receivable—LPT Agreement	—	14.2
Cloud computing arrangements	18.8	28.0
Other assets	35.7	33.6
Total assets	$3,617.3	$3,550.4
Liabilities and stockholders’ equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$1,836.5	$1,884.5
Unearned premiums	412.5	379.7
Commissions and premium taxes payable	65.4	66.0
Accounts payable and accrued expenses	22.0	26.1
Deferred reinsurance gain—LPT Agreement	93.8	99.2
Operating lease liability	4.7	5.9
Non-cancellable obligations	11.1	17.0
Other liabilities	77.9	58.1
Total liabilities	$2,523.9	$2,536.5
Commitments and contingencies

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	September 30, 2024	December 31, 2023
Stockholders’ equity:	(unaudited)
Common stock, $0.01 par value; 150,000,000 shares authorized; 58,170,831 and 58,055,968 shares issued and 24,736,533 and 25,369,753 shares outstanding at September 30, 2024 and December 31, 2023, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	422.5	419.8
Retained earnings	1,452.1	1,384.3
Accumulated other comprehensive loss, net of tax	(45.3)	(86.0)
Treasury stock, at cost (33,434,298 shares at September 30, 2024 and 32,686,215 shares at December 31, 2023)	(736.5)	(704.8)
Total stockholders’ equity	1,093.4	1,013.9
Total liabilities and stockholders’ equity	$3,617.3	$3,550.4
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	(unaudited)		(unaudited)
Net premiums earned	$186.6	$184.6	$559.3	$534.4
Net investment income	26.6	25.9	80.3	80.3
Net realized and unrealized gains (losses) on investments	10.9	(7.1)	24.5	10.7
Other income (loss)	(0.1)	0.1	—	(0.2)
Total revenues	224.0	203.5	664.1	625.2
Expenses
Losses and loss adjustment expenses	117.7	114.9	343.0	312.8
Commission expense	26.4	26.7	78.7	73.8
Underwriting and general and administrative expenses	43.2	43.5	130.2	133.7
Interest and financing expenses	—	1.0	0.1	5.2
Other expenses	—	—	—	9.4
Total expenses	187.3	186.1	552.0	534.9
Net Income before income taxes	36.7	17.4	112.1	90.3
Income tax expense	6.4	3.4	21.8	17.8
Net Income	$30.3	$14.0	$90.3	$72.5

Comprehensive income
Unrealized AFS investment gains (losses) arising during the period, net of tax (expense) benefit of $(13.9) and $7.3 for the three months ended September 30, 2024 and 2023, respectively, and $(9.5) and $5.3 for the nine months ended September 30, 2024 and 2023, respectively	$52.2	$(27.0)	$35.7	$(20.0)
Reclassification adjustment for realized AFS investment losses in net income, net of tax benefit of $(0.4) and $(0.3) for the three months ended September 30, 2024 and 2023, respectively, and $(1.3) and $(0.6) for the nine months ended September 30, 2024 and 2023, respectively	1.5	0.9	5.0	2.3
Other comprehensive income (loss), net of tax	53.7	(26.1)	40.7	(17.7)
Total Comprehensive income (loss)	$84.0	$(12.1)	$131.0	$54.8

Earnings per common share (Note 13):
Basic	$1.22	$0.54	$3.59	$2.72
Diluted	$1.21	$0.54	$3.57	$2.71
Cash dividends declared per common share and eligible equity plan awards	$0.30	$0.28	$0.88	$0.82
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended September 30, 2024 and 2023
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, July 1, 2024	58,167,193	$0.6	$420.9	$1,429.4	$(99.0)	$(729.0)	$1,022.9
Stock-based obligations	—	—	1.7	—	—	—	1.7
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	3,638	—	(0.1)	—	—	—	(0.1)
Acquisitions of common stock(1)	—	—	—	—	—	(7.5)	(7.5)
Dividends declared	—	—	—	(7.6)	—	—	(7.6)
Net income for the period	—	—	—	30.3	—	—	30.3
Change in net unrealized losses on AFS investments, net of taxes of $(14.3)	—	—	—	—	53.7	—	53.7
Balance, September 30, 2024	58,170,831	$0.6	$422.5	$1,452.1	$(45.3)	$(736.5)	$1,093.4

Balance, July 1, 2023	57,997,485	$0.6	$417.1	$1,339.4	$(130.5)	$(674.9)	$951.7
Stock-based obligations	—	—	1.3	—	—	—	1.3
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	7,470	—	(0.2)	—	—	—	(0.2)
Acquisitions of common stock(1)	—	—	—	—	—	(14.4)	(14.4)
Dividends declared	—	—	—	(7.3)	—	—	(7.3)
Net income for the period	—	—	—	14.0	—	—	14.0
Change in net unrealized losses on AFS investments, net of taxes of $7.0	—	—	—	—	(26.1)	—	(26.1)
Balance, September 30, 2023	58,004,955	$0.6	$418.2	$1,346.1	$(156.6)	$(689.3)	$919.0
(1) Amount includes applicable excise tax as imposed by the Inflation Reduction Act of 2022 (See Note 7).
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2024	58,055,968	$0.6	$419.8	$1,384.3	$(86.0)	$(704.8)	$1,013.9
Stock-based obligations	—	—	4.5	—	—	—	4.5
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	114,863	—	(1.8)	—	—	—	(1.8)
Acquisitions of common stock(1)	—	—	—	—	—	(31.7)	(31.7)
Dividends declared	—	—	—	(22.5)	—	—	(22.5)
Net income for the period	—	—	—	90.3	—	—	90.3
Change in net unrealized losses on AFS investments, net of taxes of $(10.8)	—	—	—	—	40.7	—	40.7
Balance, September 30, 2024	58,170,831	$0.6	$422.5	$1,452.1	$(45.3)	$(736.5)	$1,093.4

Balance, January 1, 2023	57,876,287	$0.6	$414.6	$1,295.6	$(138.9)	$(627.7)	$944.2
Stock-based obligations	—	—	4.4	—	—	—	4.4
Stock options exercised	23,500	—	0.7	—	—	—	0.7
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	105,168	—	(1.5)	—	—	—	(1.5)
Acquisitions of common stock(1)	—	—	—	—	—	(61.6)	(61.6)
Dividends declared	—	—	—	(22.0)	—	—	(22.0)
Net income for the period	—	—	—	72.5	—	—	72.5
Change in net unrealized losses on AFS investments, net of taxes of $4.7	—	—	—	—	(17.7)	—	(17.7)
Balance, September 30, 2023	58,004,955	$0.6	$418.2	$1,346.1	$(156.6)	$(689.3)	$919.0
(1) Amount includes applicable excise tax as imposed by the Inflation Reduction Act of 2022 (See Note 7).
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Nine Months Ended
	September 30,
	2024	2023
Operating activities	(unaudited)
Net income	$90.3	$72.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2.7	3.7
Stock-based compensation	4.5	4.5
Amortization of cloud computing arrangements	10.4	12.6
Amortization of discounts and premiums on investments, net	(1.0)	2.4
Allowance for expected credit losses	(1.7)	3.4
Deferred income tax expense	6.4	3.2
Net realized and unrealized gains on investments	(24.5)	(10.7)
Asset impairment and related charges	—	2.6
Noncash operating lease term adjustment	—	(1.0)
Change in operating assets and liabilities:
Premiums receivable	(17.7)	(60.8)
Reinsurance recoverable on paid and unpaid losses	15.0	14.1
Cloud computing arrangements	(1.1)	(2.9)
Operating lease right-of-use assets	1.1	7.2
Current federal income taxes	(8.5)	(10.6)
Unpaid losses and loss adjustment expenses	(48.0)	(47.3)
Unearned premiums	32.8	47.5
Accounts payable, accrued expenses and other liabilities	3.5	(0.8)
Deferred reinsurance gain—LPT Agreement	(5.4)	(5.9)
Contingent commission receivable—LPT Agreement	14.2	—
Operating lease liabilities	(1.2)	(7.5)
Non-cancellable obligations	(5.9)	(7.6)
Other	(2.6)	3.2
Net cash provided by operating activities	63.3	21.8
Investing activities
Purchases of fixed maturity securities	(452.0)	(290.2)
Purchases of equity securities	(47.2)	(31.4)
Purchases of short-term investments	(39.7)	(57.7)
Purchases of other invested assets	(6.3)	(26.7)
Proceeds from sale of fixed maturity securities	209.6	329.5
Proceeds from sale of equity securities	31.5	45.2
Proceeds from maturities and redemptions of fixed maturity securities	158.7	119.9
Proceeds from maturities of short-term investments	42.5	132.3
Net change in unsettled investment purchases and sales	16.4	5.6
Capital expenditures and other	(3.2)	(1.5)
Net cash (used in) provided by investing activities	(89.7)	225.0
Financing activities
Acquisition of common stock	(32.0)	(61.5)
Cash transactions related to stock-based compensation	(1.8)	(0.9)
Dividends paid to stockholders	(22.8)	(22.5)
Repayments on FHLB advances	—	(142.1)
Payments on finance leases	(0.1)	(0.2)
Net cash used in financing activities	(56.7)	(227.2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(83.1)	19.6
Cash, cash equivalents and restricted cash at the beginning of the period	226.6	89.4
Cash, cash equivalents and restricted cash at the end of the period	$143.5	$109.0

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	September 30, 2024	December 31, 2023
	(unaudited)
	(in millions)
Cash and cash equivalents	$143.3	$226.4
Restricted cash and cash equivalents supporting reinsurance obligations	0.2	0.2
Total cash, cash equivalents and restricted cash	$143.5	$226.6

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
The Company accounts for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain (the Deferred Gain) was recorded as a liability on the Company’s Consolidated Balance Sheets. The Company was also entitled to a contingent profit commission (Contingent Commission) under the LPT Agreement through June 30, 2024. The Contingent Commission, of which the final installment was determined to be $14.6 million, was based on actual paid losses under the LPT Agreement through that date and was recorded as an asset on the Company’s Consolidated Balance Sheets. The Company received the final installment of the Contingent Commission during the third quarter of 2024.
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
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This update requires public business entities to annually disclose specific categories within the income tax rate reconciliation, and provide additional information for reconciling items that meet a certain quantitative threshold. Additionally, the amendments in this update require entities to disclose certain information about income taxes paid, income tax disaggregation, disclosures around unrecognized tax benefits, and the removal of disclosures related to temporary differences surrounding deferred tax liabilities to enhance the transparency and decision usefulness of income tax disclosures. This update is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company early adopted this update as of December 31, 2023, and the impact of this standard was not material to its consolidated financial condition or its results of operations.
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
3. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,352.6	$2,352.6	$2,180.6	$2,180.6
Cash and cash equivalents	143.3	143.3	226.4	226.4
Restricted cash and cash equivalents	0.2	0.2	0.2	0.2
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments to the valuation methodology utilized by third party pricing services as of September 30, 2024 and December 31, 2023.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
As of September 30, 2024, the Company held $66.1 million of fixed maturity securities at fair value that were designated Level 3. These private placement securities were designated as Level 3 securities due to the limited amount of observable market information available.
The following table presents the Company’s investments at fair value and the corresponding fair value measurements.

	September 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$62.1	$—	$—	$58.4	$—
U.S. Agencies	—	—	—	—	2.1	—
States and municipalities	—	183.0	—	—	210.2	—
Corporate securities	—	854.8	50.9	—	863.7	32.1
Residential mortgage-backed securities	—	459.4	—	—	362.2	—
Commercial mortgage-backed securities	—	60.7	—	—	63.8	—
Asset-backed securities	—	194.9	15.2	—	113.9	14.1
Collateralized loan obligations	—	53.1	—	—	91.5	—
Foreign government securities	—	10.3	—	—	10.4	—
Other securities	—	121.4	—	—	113.9	—
Total fixed maturity securities	$—	$1,999.7	$66.1	$—	$1,890.1	$46.2
Equity securities at fair value:
Industrial and miscellaneous	$217.6	$—	$—	$181.7	$—	$—
Other	38.6	—	—	29.5	—	—
Total equity securities at fair value	$256.2	$—	$—	$211.2	$—	$—
Short-term investments	$26.2	$4.4	$—	$17.6	$15.5	$—
Total investments at fair value	$282.4	$2,004.1	$66.1	$228.8	$1,905.6	$46.2
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

Financial Instruments Carried at Net Asset Value
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company’s Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at net asset value (NAV) and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. The Company periodically receives distributions of proceeds from dividends and interest from fund investments, as well as from any dispositions of fund investments during the full course of the fund term. As of September 30, 2024, the Company had unfunded commitments to these private equity limited partnerships totaling $18.1 million.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.
The following table presents cash and investments carried at NAV on the Company’s Consolidated Balance Sheets.

	September 30, 2024	December 31, 2023
	(in millions)
Cash equivalents carried at NAV	$106.0	$197.2
Other invested assets carried at NAV	99.7	91.5
The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs.

	Nine Months Ended
	September 30,
	2024	2023
	(in millions)
Balance at the beginning of the year	$46.2	$24.2
Purchases	18.4	8.7
Unrealized gains (losses) included in comprehensive income or loss	1.5	(0.6)
Balance at end of period	$66.1	$32.3
4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s available-for-sale (AFS) investments were as follows:

	Amortized Cost	Allowance for Current Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At September 30, 2024
Fixed maturity securities
U.S. Treasuries	$62.4	$—	$1.3	$(1.6)	$62.1
States and municipalities	181.2	—	5.0	(3.2)	183.0
Corporate securities	930.9	(0.6)	14.8	(39.4)	905.7
Residential mortgage-backed securities	487.9	—	2.0	(30.5)	459.4
Commercial mortgage-backed securities	64.9	(0.3)	—	(3.9)	60.7
Asset-backed securities	209.5	—	3.3	(2.7)	210.1
Collateralized loan obligations	53.3	—	—	(0.2)	53.1
Foreign government securities	12.7	—	—	(2.4)	10.3
Other securities(1)	121.8	(0.5)	0.6	(0.5)	121.4
Total fixed maturity securities	$2,124.6	$(1.4)	$27.0	$(84.4)	$2,065.8
Short-term investments	30.6	—	—	—	30.6
Total AFS investments	$2,155.2	$(1.4)	$27.0	$(84.4)	$2,096.4

At December 31, 2023
Fixed maturity securities
U.S. Treasuries	$60.3	$—	$0.6	$(2.5)	$58.4
U.S. Agencies	2.2	—	—	(0.1)	2.1
States and municipalities	212.3	—	3.1	(5.2)	210.2
Corporate securities	952.8	(2.1)	8.3	(63.2)	895.8
Residential mortgage-backed securities	399.3	—	0.9	(38.0)	362.2
Commercial mortgage-backed securities	70.2	—	—	(6.4)	63.8
Asset-backed securities	131.8	—	1.0	(4.8)	128.0
Collateralized loan obligations	92.2	—	—	(0.7)	91.5
Foreign government securities	12.7	—	—	(2.3)	10.4
Other securities(1)	114.2	(0.6)	1.0	(0.7)	113.9
Total fixed maturity securities	$2,048.0	$(2.7)	$14.9	$(123.9)	$1,936.3
Short-term investments	33.1	—	—	—	33.1
Total AFS investments	$2,081.1	$(2.7)	$14.9	$(123.9)	$1,969.4
(1)Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.

The cost and estimated fair value of the Company’s equity securities recorded at fair value at September 30, 2024 and December 31, 2023 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At September 30, 2024
Equity securities at fair value
Industrial and miscellaneous	$117.3	$217.6
Other	27.4	38.6
Total equity securities at fair value	$144.7	$256.2

At December 31, 2023
Equity securities at fair value
Industrial and miscellaneous	$104.4	$181.7
Other	21.5	29.5
Total equity securities at fair value	$125.9	$211.2
The Company had Other invested assets totaling $99.7 million and $91.5 million (with an associated cost of $88.8 million and $82.5 million) at September 30, 2024 and December 31, 2023, respectively, consisting of private equity limited partnerships, which are carried at NAV based on information provided by the general partner. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through Net realized and unrealized gains or losses on the Company’s Consolidated Statements of Comprehensive Income (Loss).
The amortized cost and estimated fair value of the Company’s fixed maturity securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$34.4	$34.1
Due after one year through five years	541.2	535.3
Due after five years through ten years	634.1	618.4
Due after ten years	99.3	94.7
Mortgage and asset-backed securities	815.6	783.3
Total	$2,124.6	$2,065.8

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater in each case as of September 30, 2024 and December 31, 2023.

	September 30, 2024			December 31, 2023
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in millions)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$—	$—	—	$11.9	$(0.1)	5
States and municipalities	10.0	(0.1)	4	39.5	(0.3)	15
Corporate securities	25.8	(0.5)	11	26.1	(0.8)	13
Residential mortgage-backed securities	32.3	(0.2)	22	15.8	(0.2)	15
Asset-backed securities	8.1	(0.2)	6	24.0	(0.1)	15
Other securities	43.2	(0.3)	184	12.6	(0.1)	70
Total fixed maturity securities	119.4	(1.3)	227	129.9	(1.6)	133
Total less than 12 months	$119.4	$(1.3)	227	$129.9	$(1.6)	133

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$19.4	$(1.6)	3	$23.7	$(2.4)	7
U.S. Agencies	—	—	—	2.2	(0.1)	1
States and municipalities	60.5	(3.1)	28	73.5	(4.9)	32
Corporate securities	543.0	(38.9)	244	684.5	(62.4)	331
Residential mortgage-backed securities	291.7	(30.3)	221	306.6	(37.8)	228
Commercial mortgage-backed securities	54.1	(3.9)	23	53.0	(6.4)	24
Asset-backed securities	40.3	(2.5)	27	47.0	(4.7)	29
Collateralized loan obligations	6.3	(0.2)	3	80.5	(0.7)	21
Foreign government securities	10.3	(2.4)	2	10.4	(2.3)	2
Other securities	3.3	(0.2)	27	10.2	(0.6)	58
Total fixed maturity securities	1,028.9	(83.1)	578	1,291.6	(122.3)	733
Total 12 months or greater	$1,028.9	$(83.1)	578	$1,291.6	$(122.3)	733
As of September 30, 2024 and December 31, 2023, the Company had an allowance for current expected credit losses (CECL) on AFS investments of $1.4 million and $2.7 million, respectively (See Note 5). Those fixed maturity securities whose total fair value was less than amortized cost at each of September 30, 2024 and December 31, 2023, were those in which the Company had no intent, need or requirement to sell at an amount less than their amortized cost.
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

Net realized gains and losses on investments and the change in unrealized gains and losses on the Company’s investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net Decrease in CECL Allowance	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI (1), before tax
	(in millions)
Three Months Ended September 30, 2024
Fixed maturity securities	$—	$(2.4)	$0.5	$68.0	$(1.9)	$68.0
Equity securities	0.4	(0.9)	—	13.4	12.9	—
Other invested assets	—	—	—	(0.1)	(0.1)	—
Total investments	$0.4	$(3.3)	$0.5	$81.3	$10.9	$68.0

Nine Months Ended September 30, 2024
Fixed maturity securities	$0.3	$(7.9)	$1.3	$51.6	$(6.3)	$51.6
Equity securities	4.5	(1.8)	—	26.1	28.8	—
Other invested assets	—	—	—	2.0	2.0	—
Total investments	$4.8	$(9.7)	$1.3	$79.7	$24.5	$51.6

Three Months Ended September 30, 2023
Fixed maturity securities	$0.3	$(2.6)	$1.1	$(33.1)	$(1.2)	$(33.1)
Equity securities	—	(1.5)	—	(5.8)	(7.3)	—
Other invested assets	—	—	—	1.4	1.4	—
Total investments	$0.3	$(4.1)	$1.1	$(37.5)	$(7.1)	$(33.1)

Nine Months Ended September 30, 2023
Fixed maturity securities	$1.0	$(5.2)	$1.3	$(22.4)	$(2.9)	$(22.4)
Equity securities	0.1	(4.9)	—	13.9	9.1	—
Other invested assets	—	—	—	4.5	4.5	—
Total investments	$1.1	$(10.1)	$1.3	$(4.0)	$10.7	$(22.4)
(1)AOCI means Accumulated other comprehensive income or loss
Proceeds from sales of fixed maturity securities were $124.9 million and $209.6 million for the three and nine months ended September 30, 2024, respectively, compared to $204.0 million and $329.5 million for the three and nine months ended September 30, 2023, respectively.
Net investment income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)
Fixed maturity securities	$22.5	$22.6	$67.8	$69.7
Equity securities	1.7	1.6	5.0	5.2
Other invested assets	1.2	1.1	3.8	2.9
Short-term investments	0.4	0.4	1.3	2.1
Cash equivalents and restricted cash	1.9	1.4	5.4	3.2
Gross investment income	27.7	27.1	83.3	83.1
Investment expenses	(1.1)	(1.2)	(3.0)	(2.8)
Net investment income	$26.6	$25.9	$80.3	$80.3
The Company is required by various state laws and regulations to support, through securities on deposit or otherwise, its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of September 30, 2024 and December 31, 2023, securities having a fair value of $746.1 million and $748.1 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $70.0 million of securities on deposit as of both September 30, 2024 and December 31, 2023 (See Note 10).
Certain reinsurance contracts require funds owned by the Company to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at September 30, 2024 and December 31, 2023 was $3.1 million and $3.0 million, respectively.
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
The table below shows the changes in CECL on premiums receivable.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)
Beginning balance of CECL on premiums receivable	$18.8	$15.2	$17.9	$12.8
Net change in CECL provision	6.3	3.7	16.4	10.9
Write-offs charged against CECL	(6.6)	(0.7)	(11.6)	(1.9)
Recoveries collected	(2.3)	(2.0)	(6.5)	(5.6)
Ending balance of CECL on premiums receivable	$16.2	$16.2	$16.2	$16.2
Reinsurance Recoverable
In assessing an allowance for reinsurance assets, which includes reinsurance recoverables and the Contingent Commission, the Company considers historical information, financial strength of reinsurers, collateralization amounts, and ratings to determine the appropriateness of the allowance. Historically, the Company has not experienced a credit loss from reinsurance transactions. In assessing future default, the Company evaluated the CECL allowance under the ratings-based method using the A.M. Best's Average Cumulative Net Impairment Rates. Reinsurer ratings are also assessed through this process. Changes in the allowance for CECL are recorded through underwriting and general and administrative expenses.
The table below shows the changes in CECL on reinsurance recoverables.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)
Beginning balance of CECL on reinsurance recoverables	$0.9	$0.9	$0.9	$0.9
Net change in CECL provision	—	—	—	—
Ending balance of CECL on reinsurance recoverables	$0.9	$0.9	$0.9	$0.9
Investments
The Company assesses all AFS investments in an unrealized loss position for CECL. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria is met, the security's amortized cost basis is written down to its fair value. For AFS investments that do not meet either criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors.

Any impairment that has not been recorded through an allowance for credit losses is recognized in Accumulated other comprehensive income or loss on the Company's Consolidated Balance Sheets. Changes in the allowance for CECL are recorded as a Realized gain or loss on investments on the Company’s Consolidated Statements of Comprehensive Income (Loss).
As of September 30, 2024, the Company established an aggregate allowance for CECL in the amount of $1.4 million. For the Company’s investments in fixed maturity debt securities, the allowance for CECL was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the present value of cash flows expected to be collected to its amortized cost basis. The expected present value of cash flows are calculated using scenario based credit loss models derived from the discounted cash flows under the Comprehensive Capital Analysis Review framework, which is adopted by the Federal Reserve.
As of September 30, 2024, the Company did not intend to sell any of its AFS investments in which its amortized cost exceeded its fair value.
Accrued interest receivable on AFS investments totaled $15.8 million at September 30, 2024, which is excluded from the estimate of credit losses based on historically timely payments.
The table below shows the changes in the allowance for CECL on AFS investments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)
Beginning balance of CECL on AFS investments	$1.9	$4.3	$2.7	$4.5
Net change in CECL provision	(0.5)	(0.2)	0.6	0.2
Reductions in allowance from disposals	—	(0.9)	(1.9)	(1.5)
Ending balance of CECL on AFS investments	$1.4	$3.2	$1.4	$3.2
6. Property and Equipment
Property and equipment consists of the following:

	As of September 30,	As of December 31,
	2024	2023
	(in millions)
Furniture and equipment	$1.8	$1.8
Leasehold improvements	0.5	0.5
Computers and software	44.3	45.7
Automobiles	0.6	0.6
Property and equipment, gross	47.2	48.6
Accumulated depreciation	(40.2)	(42.1)
Property and equipment, net	$7.0	$6.5
Depreciation expenses related to property and equipment for the three and nine months ended September 30, 2024 were $0.8 million and $2.7 million, respectively, and $4.8 million for the year ended December 31, 2023. Capitalized costs associated with internally developed software were $0.6 million and $1.9 million during the three and nine months ended September 30, 2024, respectively, and $1.8 million during the year ended December 31, 2023.
Cloud Computing Arrangements
Capitalized costs associated with cloud computing arrangements totaled $18.8 million and $28.0 million, which were comprised of service contract fees and implementation costs associated with hosting arrangements as of September 30, 2024 and December 31, 2023, respectively. Total amortization for hosting arrangements was $3.1 million and $10.4 million for the three and nine months ended September 30, 2024, respectively, and $16.7 million for the year ended December 31, 2023.

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
ROU assets represent the right to use an underlying asset for the lease term and the lease liability represents the obligation to make lease payments arising from the lease transaction. Operating lease assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses collateralized incremental borrowing rates to determine the present value of lease payments. ROU assets also include lease payments less any lease incentives within a lease agreement. The Company’s lease terms may include options to extend or terminate a lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of September 30, 2024, the Company’s operating leases have remaining terms of one year to five years, with options to extend up to five years with no termination provision. The Company’s finance leases have an option to terminate after one year.
Components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)
Operating lease expense	$0.3	$0.2	$0.8	$1.3
Finance lease expense	—	—	0.1	0.1
Total lease expense	$0.3	$0.2	$0.9	$1.4
As of September 30, 2024, the weighted average remaining lease terms for operating and financing leases were 3.4 years and 1.4 years, respectively, and the associated weighted average discount rates were 1.3% and 7.4%, respectively.
Maturities of lease liabilities were as follows:

	As of September 30, 2024
	Operating Leases	Finance Leases
	(in millions)
2024	$0.5	$—
2025	1.5	0.1
2026	1.2	—
2027	1.2	—
2028	0.4	—
Thereafter	—	—
Total lease payments	4.8	0.1
Less: imputed interest	(0.1)	—
Total	$4.7	$0.1
Supplemental balance sheet information related to leases was as follows:

	As of September 30,	As of December 31,
	2024	2023
	(in millions)
Operating leases:
Operating lease right-of-use asset	$4.0	$5.1
Operating lease liability	4.7	5.9
Finance leases:
Property and equipment, gross	0.6	0.6
Accumulated depreciation	(0.5)	(0.4)
Property and equipment, net	0.1	0.2
Other liabilities	$0.1	$0.2

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2024	2023
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$0.8	$1.3
Financing cash flows used for finance leases	0.1	0.2
Lease Exit and Disposal Costs
During the nine months ended September 30, 2023, the Company recorded a $9.4 million non-recurring charge in connection with the early termination of the lease associated with the Company's former corporate headquarters in Reno, Nevada. This charge included a one-time lease termination payment of $7.6 million, a write-off related to remaining leasehold improvements and furniture and equipment of $2.6 million, and estimated miscellaneous expenses associated with exiting the property of $0.2 million. The Company also recognized a related lease termination gain pertaining to the elimination of the lease liability, net of an associated ROU asset of $1.0 million, which was included in Other expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss). The decision to terminate this operating lease was undertaken as part of an ongoing review of the Company's facility needs.
7. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2024 was 17.4% and 19.4%, respectively, and the Company’s effective tax rate for the three and nine months ended September 30, 2023 was 19.5% and 19.7%, respectively. The effective rates during each of the periods presented included income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, Deferred Gain amortization and related adjustments, and tax credits utilized.
The Inflation Reduction Act of 2022 imposed a 1% excise tax on stock repurchases by publicly traded companies, effective January 1, 2023. The Company's excise tax obligation during the nine months ended September 30, 2024 was $0.2 million and $0.7 million during the year ended December 31, 2023, respectively, which is included in Treasury stock on its Consolidated Balance Sheets.
8. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)
Unpaid losses and LAE at beginning of period	$1,850.9	$1,927.2	$1,884.5	$1,960.7
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	418.3	436.2	428.4	445.4
Net unpaid losses and LAE at beginning of period	1,432.6	1,491.0	1,456.1	1,515.3
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	119.3	116.9	358.0	338.7
Prior periods	(0.1)	(0.1)	(9.3)	(20.0)
Total net losses and LAE incurred during the period	119.2	116.8	348.7	318.7
Paid losses and LAE, net of reinsurance, related to:
Current period	38.3	32.0	69.2	64.1
Prior periods	90.1	89.0	312.2	283.1
Total net paid losses and LAE during the period	128.4	121.0	381.4	347.2
Ending unpaid losses and LAE, net of reinsurance	1,423.4	1,486.8	1,423.4	1,486.8
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	413.1	426.6	413.1	426.6
Unpaid losses and LAE at end of period	$1,836.5	$1,913.4	$1,836.5	$1,913.4

Total net losses and LAE included in the above table exclude amortization of the Deferred Gain and Contingent Commission adjustments, when applicable, which totaled $1.5 million and $1.9 million for the three months ended September 30, 2024 and 2023, respectively, and $5.8 million and $5.9 million for the nine months ended September 30, 2024 and 2023, respectively (see Note 9).
The change in incurred losses and LAE attributable to prior periods for the three months ended September 30, 2024 represented net favorable loss reserve development on the Company's assigned risk business. The change in incurred losses and LAE attributable to prior periods for the nine months ended September 30, 2024 represented net favorable loss reserve development on the Company's voluntary risk business. The net favorable prior year loss reserve development on the Company's voluntary business during the nine months ended September 30, 2024 resulted from overall favorable loss experience, which related primarily to accident years 2022 and prior, partially offset by unfavorable prior year loss experience in accident year 2023 associated with certain large claims.
The change in incurred losses and LAE attributable to prior periods for the three months ended September 30, 2023 also represented net favorable loss reserve development on the Company's assigned risk business. The change in incurred losses and LAE attributable to prior periods for the nine months ended September 30, 2023, represented net favorable loss reserve development on the Company's voluntary risk business. The net loss reserve development recognized on voluntary business during the nine months ended September 30, 2023 resulted from overall favorable loss experience, which related primarily to accident years 2020 and prior.
9. LPT Agreement
The LPT Agreement, which ceded to the reinsurers substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2.0 billion, excluding losses for burial and transportation expenses. The Deferred Gain associated with the LPT Agreement continues to be amortized using the recovery method over the life of the LPT Agreement. The Contingent Commission portion of the Deferred Gain was being amortized using the proportion of actual reinsurance recoveries to total estimated recoveries through June 30, 2024, the date at which it was settled. The amortization of the Deferred Gain, including the portion related to the Contingent Commission prior to its settlement, is recorded in losses and LAE incurred in its Consolidated Statements of Comprehensive Income (Loss). Any adjustments to the Deferred Gain are recorded in losses and LAE incurred in the Company’s Consolidated Statements of Comprehensive Income (Loss).
The Company amortized $1.5 million and $1.9 million of the Deferred Gain for the three months ended September 30, 2024 and 2023, respectively, and $5.4 million and $5.9 million for the nine months ended September 30, 2024 and 2023. The remaining Deferred Gain was $93.8 million and $99.2 million as of September 30, 2024 and December 31, 2023, respectively. Additionally, the Company recognized $0.4 million of favorable Contingent Commission adjustments during the six months ended June 30, 2024. The estimated remaining liabilities subject to the LPT Agreement were $278.2 million and $291.7 million as of September 30, 2024 and December 31, 2023, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $891.1 million and $877.6 million from inception through September 30, 2024 and December 31, 2023, respectively.
The Company received the final installment of the Contingent Commission during the third quarter of 2024.
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
The interest rates applicable to loans under the Credit Agreement are generally based on either, at EHI's option: (i) a base rate, defined as the higher of the Prime Rate, the Federal Funds Rate plus 1.25% and the Adjusted Term Secured Overnight Financing Rate (SOFR) for a one-month tenor plus 1.75%, or (ii) an Adjusted Term SOFR Rate, defined as the applicable Adjusted Term SOFR Rate plus 1.75%. In addition, EHI is subject to a fee on the lender’s unused commitment, ranging from 0.30% to 0.55%. The applicable margin and the amount of such commitment fee vary based upon the financial strength rating of EHI’s insurance subsidiaries as most recently announced by A.M. Best or EHI’s debt to total capitalization ratio if such financial strength rating is not available. Interest paid and/or fees incurred pursuant to the Credit Agreement, as applicable, was less than $0.1 million for each of the three and nine months ended September 30, 2024.

The Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth, defined as EHI’s total stockholders’ equity excluding any accumulated other comprehensive income or loss, of no less than $800.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. As of September 30, 2024, EHI has remained in compliance with all of the covenants associated with the Credit Agreement since its inception.
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
EHI had no borrowings under the Credit Agreement during the nine months ended September 30, 2024.
FHLB
All of the Company's insurance subsidiaries are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
FHLB membership also allows the Company’s insurance subsidiaries access to standby letters of credit (Letter of Credit Agreements). Letter of Credit Agreements issued must be fully secured with eligible collateral at all times and are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of both September 30, 2024 and December 31, 2023, letters of credit totaling $70.0 million were issued in lieu of securities on deposit with the State of California under the Letter of Credit Agreements. The Letter of Credit Agreements currently in effect expire on March 31, 2025, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew.
As of September 30, 2024 and December 31, 2023, investment securities having a fair value of $302.0 million and $286.4 million, respectively, were pledged to the FHLB by the Company’s insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.
11. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of unrealized gains and losses on investments classified as AFS, net of deferred taxes. The following table summarizes the components of accumulated other comprehensive loss:

	September 30, 2024	December 31, 2023
	(in millions)
Net unrealized losses on AFS investments, before taxes	$(57.3)	$(108.9)
Deferred tax benefit on net unrealized losses	12.0	22.9
Total accumulated other comprehensive loss	$(45.3)	$(86.0)

12. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
February 2024
RSUs(1)	61,280	46.36	2.8
PSUs(2)	77,360	46.36	3.6

March 2024
RSUs(1)	4,712	45.00	0.2

May 2024
RSUs(3)	17,052	40.00	0.7

August 2024
RSUs(4)	3,356	$46.30	$0.2
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
(4)These RSUs were awarded to certain employees of the Company and vest 25% on August 15, 2025 and each of the subsequent three anniversaries of that date.
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
As of September 30, 2024, the Company no longer had any stock options outstanding. During the nine months ended September 30, 2023, and the year ended December 31, 2023, there were 23,500 stock options exercised.
As of September 30, 2024, the Company had 227,856 RSUs and 200,455 PSUs (based on the target achievement for the PSUs awarded) outstanding.
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

The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions, except share data)
Net income	$30.3	$14.0	$90.3	$72.5
Weighted average number of shares outstanding—basic	24,858,159	25,981,984	25,159,753	26,612,443
Effect of dilutive securities:
PSUs	77,757	104,549	80,154	110,495
Stock options	—	—	—	2,762
RSUs	46,547	31,747	53,113	41,356
Potential dilutive shares	124,304	136,296	133,267	154,613
Weighted average number of shares outstanding—diluted	24,982,463	26,118,280	25,293,020	26,767,056
Diluted earnings per share excludes outstanding potential dilutive shares in periods where the inclusion of such securities would be anti-dilutive under the treasury stock methodology. Potential dilutive shares of 12,328 for the three months ended September 30, 2023, and potential dilutive shares of 27,357 and 29,860 for the nine months ended September 30, 2024 and 2023, respectively, were excluded from the Company's diluted earnings per share computations because they were anti-dilutive. There were no potential dilutive shares excluded from the Company's diluted earnings per share computations for the three months ended September 30, 2024.
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

	Insurance Operations	Total
	(in millions)
Three Months Ended September 30, 2024
Gross premiums written	$181.2	$181.2
Net premiums written	179.6	179.6

Net premiums earned	186.6	186.6
Net investment income	26.6	26.6
Net realized and unrealized gains on investments	10.9	10.9
Other income (loss)	(0.1)	(0.1)
Total revenues	224.0	224.0

Losses and loss adjustment expenses	117.7	117.7
Commission expense	26.4	26.4
Underwriting and general and administrative expenses	43.2	43.2
Total expenses	187.3	187.3

Net income before income taxes	36.7	36.7
Income tax expense	6.4	6.4
Net income	$30.3	$30.3

Three Months Ended September 30, 2023
Gross premiums written	$196.2	$196.2
Net premiums written	194.5	194.5

Net premiums earned	184.6	184.6
Net investment income	25.9	25.9
Net realized and unrealized losses on investments	(7.1)	(7.1)
Other income	0.1	0.1
Total revenues	203.5	203.5

Losses and loss adjustment expenses	114.9	114.9
Commission expense	26.7	26.7
Underwriting and general and administrative expenses	43.5	43.5
Interest and financing expenses	1.0	1.0
Total expenses	186.1	186.1

Net income before income taxes	17.4	17.4
Income tax expense	3.4	3.4
Net income	$14.0	$14.0

	Insurance Operations	Total
	(in millions)
Nine Months Ended September 30, 2024
Gross premiums written	$599.9	$599.9
Net premiums written	594.8	594.8

Net premiums earned	559.3	559.3
Net investment income	80.3	80.3
Net realized and unrealized gains on investments	24.5	24.5
Total revenues	664.1	664.1

Losses and loss adjustment expenses	343.0	343.0
Commission expense	78.7	78.7
Underwriting and general and administrative expenses	130.2	130.2
Interest and financing expenses	0.1	0.1
Total expenses	552.0	552.0

Net income before income taxes	112.1	112.1
Income tax expense	21.8	21.8
Net income	$90.3	$90.3

Nine Months Ended September 30, 2023
Gross premiums written	$589.5	$589.5
Net premiums written	584.2	584.2

Net premiums earned	534.4	534.4
Net investment income	80.3	80.3
Net realized and unrealized gains on investments	10.7	10.7
Other income (loss)	(0.2)	(0.2)
Total revenues	625.2	625.2

Losses and loss adjustment expenses	312.8	312.8
Commission expense	73.8	73.8
Underwriting and general and administrative expenses	133.7	133.7
Interest and financing expenses	5.2	5.2
Other expenses	9.4	9.4
Total expenses	534.9	534.9

Net income before income taxes	90.3	90.3
Income tax expense	17.8	17.8
Net income	$72.5	$72.5
Entity-Wide Disclosures
The Company operates solely within the U.S. and does not have revenue from transactions with a single policyholder accounting for 10% or more of its revenues.
In-force premiums represent the estimated annual premium on all policies that are active and in-force on such date. More specifically, in-force premiums include policy endorsements but exclude estimated final audit premiums. When adjusting for estimated final audit premium, our total in-force premiums were $767.3 million, $718.1 million, $698.3 million, and $654.1 million as of September 30, 2024, December 31, 2023, September 30, 2023, and December 31, 2022, respectively. The Company's management focuses on in-force premium because it represents premium that is available for renewal in the future.

The following table shows our in-force premiums, in-force premiums including estimated final audit premium, and number of policies in-force for each of our largest states and all other states combined for the periods presented:

	September 30, 2024		December 31, 2023		September 30, 2023		December 31, 2022
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$329.2	44,387	$311.5	43,353	$301.9	43,272	$279.7	42,876
Florida	59.0	10,664	56.6	10,008	55.4	10,052	49.4	9,417
New York	35.2	7,956	31.9	7,603	31.1	7,570	27.3	7,497
Other (43 states and D.C.)	310.9	66,872	294.6	65,445	287.6	65,226	266.1	61,566
Total in-force	$734.3	129,879	$694.6	126,409	$676.0	126,120	$622.5	121,356
Estimated audit premium	33.0	—	23.5	—	22.3	—	31.6	—
Total in-force, including estimated audit premium	$767.3	129,879	$718.1	126,409	$698.3	126,120	$654.1	121,356
Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to "we," "us," "our," "the Company," or similar terms refer to EHI, together with its subsidiaries. In this Quarterly Report on Form 10-Q, the Company and its management discuss and make statements based on currently available information regarding their intentions, beliefs, current expectations, and projections of, among other things, the Company's future performance, economic or market conditions, including current or future levels of inflation, changes in interest rates, labor market expectations, catastrophic events or geo-political conditions, legislative or regulatory actions or court decisions, business growth, retention rates, loss costs, claim trends and the impact of key business initiatives, future technologies and planned investments. Certain of these statements may constitute "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often identified by words such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely," or "continue," or other comparable terminology and their negatives. The Company and its management caution investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in the Company’s future performance. Factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements include, among other things, those discussed or identified from time to time in the Company’s public filings with the SEC, including the risks detailed in the Company's Annual Reports on Form 10-K and in the Company's Quarterly Reports on Form 10-Q. Except as required by applicable securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We target small to mid-sized businesses, as we believe that this market is traditionally characterized by more attractive pricing, and stronger persistency when compared to the U.S. workers’ compensation insurance industry in general. We believe we can price our policies at levels that are competitive and profitable over the long-term given our expertise in underwriting and claims handling in this market segment. Our underwriting approach is to consistently underwrite small to mid-sized business accounts at appropriate and competitive prices without sacrificing long-term profitability and stability for short-term top-line revenue growth.
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
Overview
Summary Financial Results
Our net income was $30.3 million and $90.3 million for the three and nine months ended September 30, 2024, respectively, compared to $14.0 million and $72.5 million for the corresponding periods of 2023. The key factors that affected our financial performance during the three and nine months ended September 30, 2024, compared to the same periods of 2023, included:
•Net premiums earned increased 1.1% and 4.7%;
•Losses and LAE increased 2.4% and 9.7%;
•Underwriting and general and administrative expenses decreased 0.7% and 2.6%;
•Underwriting (loss) income of $(0.7) million and $7.4 million, compared to $(0.5) million and $14.1 million;
•Other non-recurring expenses of $9.4 million during the nine months ended September 30, 2023; and
•Net realized and unrealized gains (losses) on investments of $10.9 million and $24.5 million, compared to $(7.1) million and $10.7 million.
Three and Nine Months Ended September 30, 2024
Our 2024 underwriting results reflect moderate increases in net premiums earned, as compared to the same periods of 2023, due to higher new and renewal business premiums, as well as favorable prior year loss reserve development and lower underwriting and general and administrative expenses. Our investment results benefited from strong net investment income and net realized and unrealized gains.
Three and Nine Months Ended September 30, 2023
Our 2023 underwriting results reflect moderate increases in net premiums earned, as compared to the same periods of 2022, due to higher new and renewal business premiums and final audit premiums, as well as strong favorable prior year loss reserve development. Our investment results benefited from strong net investment income.
Also, during the nine months ended September 30, 2023, we recorded a $9.4 million non-recurring charge in connection with the early termination of the lease associated with our former corporate headquarters in Reno, Nevada.

Our consolidated financial results of operations for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)
Gross premiums written	$181.2	$196.2	$599.9	$589.5
Net premiums written	$179.6	$194.5	$594.8	$584.2

Net premiums earned	$186.6	$184.6	$559.3	$534.4
Net investment income	26.6	25.9	80.3	80.3
Net realized and unrealized gains (losses) on investments	10.9	(7.1)	24.5	10.7
Other income (loss)	(0.1)	0.1	—	(0.2)
Total revenues	224.0	203.5	664.1	625.2

Underwriting expenses:
Losses and LAE	117.7	114.9	343.0	312.8
Commission expense	26.4	26.7	78.7	73.8
Underwriting and general and administrative expenses	43.2	43.5	130.2	133.7
Non-underwriting expenses:
Interest and financing expenses	—	1.0	0.1	5.2
Other expenses	—	—	—	9.4
Total expenses	187.3	186.1	552.0	534.9

Net income before income taxes	36.7	17.4	112.1	90.3
Income tax expense	6.4	3.4	21.8	17.8
Net income	$30.3	$14.0	$90.3	$72.5

I.Review of Underwriting Results
Underwriting income or loss is determined by deducting losses and LAE, commission expenses, and underwriting and general and administrative expenses from net premiums earned. Our underwriting results for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)
Gross premiums written	$181.2	$196.2	$599.9	$589.5
Net premiums written	$179.6	$194.5	$594.8	$584.2

Net premiums earned	$186.6	$184.6	$559.3	$534.4

Losses and LAE	117.7	114.9	343.0	312.8
Commission expense	26.4	26.7	78.7	73.8
Underwriting and general and administrative expenses	43.2	43.5	130.2	133.7
Total underwriting expenses	187.3	185.1	551.9	520.3
Underwriting income (loss)	$(0.7)	$(0.5)	$7.4	$14.1
Total impact of the LPT	1.5	1.9	5.8	5.9
Underwriting income excluding LPT(1)	$0.8	$1.4	$13.2	$20.0

Loss and LAE ratio	63.1%	62.2%	61.3%	58.5%
Commission expense ratio	14.1	14.5	14.1	13.8
Underwriting expense ratio	23.2	23.6	23.3	25.0
Combined ratio	100.4%	100.3%	98.7%	97.3%
Total impact of the LPT	0.8%	1.0%	1.0%	1.1%
Combined ratio excluding LPT(1)	101.2%	101.3%	99.7%	98.4%
(1) The LPT Agreement is a non-recurring transaction that no longer provides us with any ongoing cash benefits. We provide our underwriting income and combined ratios excluding the effects of the LPT because we believe that these measures are useful in providing investors, analysts and other interested parties a meaningful understanding of our ongoing underwriting performance and provides them with a consistent basis for comparison with other companies in our industry. In addition, we believe that these non-GAAP measures, as presented, are helpful to our management in identifying trends in our performance because the LPT has limited significance to our current and ongoing operations.
Gross Premiums Written
Gross premiums written were $181.2 million and $599.9 million for the three and nine months ended September 30, 2024, compared to $196.2 million and $589.5 million for the corresponding periods of 2023. The growth in new business premiums we experienced is the result of an increase in new submissions, quotes and binds in the majority of the states in which we operate, which is being largely driven by the expansion in the classes of business that we offer, with these increases being offset by lower final audit premiums and endorsements. We also closed another quarter with a record number of policies in-force and our renewal premiums benefited from continued strong retention rates experienced throughout the first nine months of 2024.
Net Premiums Written
Net premiums written are gross premiums written less reinsurance premiums ceded. For each of the periods presented, the reinsurance premiums ceded related to our annual reinsurance program as further described herein.
Net premiums written were $179.6 million and $594.8 million for the three and nine months ended September 30, 2024, compared to $194.5 million and $584.2 million for the corresponding periods of 2023. Reinsurance premiums ceded were $1.6 million and $5.1 million for the three and nine months ended September 30, 2024, compared to $1.7 million and $5.3 million for the corresponding periods of 2023.
Net Premiums Earned
Net premiums earned are primarily a function of the amount and timing of net premiums previously written.
Net premiums earned were $186.6 million and $559.3 million for the three and nine months ended September 30, 2024, compared to $184.6 million and $534.4 million for the corresponding periods of 2023.

Losses and LAE, Commission Expenses, and Underwriting Expenses
The following table presents our calendar year combined ratios.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Loss and LAE ratio excluding LPT	63.9%	63.2%	62.3%	59.6%
Loss and LAE ratio - LPT	(0.8)	(1.0)	(1.0)%	(1.1)%
Commission expense ratio	14.1	14.5	14.1	13.8
Underwriting expense ratio	23.2	23.6	23.3	25.0
Combined ratio	100.4%	100.3%	98.7%	97.3%
Combined ratio excluding LPT	101.2%	101.3%	99.7%	98.4%
Losses and LAE represents our largest expense item and includes claim payments made, amortization of the Deferred Gain, Contingent Commission adjustments, estimates for future claim payments and changes in those estimates for current and prior periods, and costs associated with investigating, defending, and adjusting claims. The quality of our financial reporting depends in large part on accurately predicting our losses and LAE, which are inherently uncertain as they are estimates of the ultimate cost of individual claims based on actuarial estimation techniques.
Our current accident year loss and LAE estimates, excluding LPT, for the three and nine months ended September 30, 2024, as shown below, are largely consistent with those of the prior periods presented. We believe that our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. Our current accident year loss and LAE ratios continue to reflect the impact of key business initiatives, including: an emphasis on accelerated settlements of open claims; further diversifying its risk exposure across geographic markets, when appropriate; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets.
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
The table below reflects prior accident year loss and LAE reserve adjustments and the impact to loss ratio.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(dollars in millions)
Current accident year losses and LAE - excluding LPT	$119.3	$116.9	$358.1	$338.7
Prior accident year favorable loss reserve development, net	(0.1)	(0.1)	(9.3)	(20.0)
Impact of LPT	(1.5)	(1.9)	(5.8)	(5.9)
Calendar year losses and LAE	$117.7	$114.9	$343.0	$312.8

Current accident year loss and LAE ratio - excluding LPT	63.9%	63.3%	64.0%	63.4%
Calendar year loss and LAE ratio - excluding LPT	63.9%	63.2%	62.3%	59.6%
Calendar year loss and LAE ratio	63.1%	62.2%	61.3%	58.5%

The increase in our calendar year losses and LAE during the three months ended September 30, 2024, as compared to the same period of 2023, was primarily due to higher earned premiums and a slightly higher current accident year loss and LAE estimate. Favorable prior year loss reserve development on our assigned risk business totaled $0.1 million during each of the three months ended September 30, 2024 and 2023.
The increase in our calendar year losses and LAE during the nine months ended September 30, 2024, as compared to the same period of 2023, was primarily due to higher earned premiums, a slightly higher current accident year loss and LAE estimate, and lower net favorable prior year loss reserve development. Favorable prior year loss reserve development on our voluntary risk business totaled $9.3 million and $20.0 million during the nine months ended September 30, 2024 and 2023, respectively.
The favorable prior year loss development on our voluntary business during the nine months ended September 30, 2024 resulted from overall favorable loss experience, which related primarily to accident years 2022 and prior, partially offset by unfavorable prior year loss experience in accident year 2023 associated with certain large claims.
The favorable prior year loss development on our voluntary business during the nine months ended September 30, 2023 resulted from overall favorable loss experience, which related primarily to accident years 2020 and prior.
The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive Income (Loss).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)
Amortization of the Deferred Gain - losses	$1.5	$1.5	$4.6	$4.7
Amortization of the Deferred Gain - Contingent Commission	—	0.4	0.8	1.2
Contingent Commission adjustments	—	—	0.4	—
Total impact of the LPT	$1.5	$1.9	$5.8	$5.9
Commission Expenses Ratio
Commission expenses include direct commissions to our agents and brokers, including our partnerships and alliances, for the premiums that they produce for us, as well as agency incentive payments, other marketing costs, and fees.
Our commission expense ratio was 14.1% for each of the three and nine month periods ended September 30, 2024, compared to 14.5% and 13.8% for the corresponding periods of 2023, and our commission expenses were $26.4 million and $78.7 million for the three and nine months ended September 30, 2024, respectively, compared to $26.7 million and $73.8 million for the corresponding periods of 2023. The decrease in our commission expense ratio for three months ended September 30, 2024 was primarily related to lower agency incentive accruals, which are specific to individual contracts and vary with agency targets. The increase in our commission expense ratio for nine months ended September 30, 2024 was primarily related to: (i) an increase in new business writings year-over-year; and (ii) a reduction in commission expense for uncollected premium recorded in the second quarter of 2023.
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
Our underwriting and general and administrative expense ratio was 23.2% and 23.3% for the three and nine months ended September 30, 2024, respectively, compared to 23.6% and 25.0% for the corresponding periods of 2023, and our underwriting expenses were $43.2 million and $130.2 million for the three and nine months ended September 30, 2024, respectively, compared to $43.5 million and $133.7 million for the corresponding periods of 2023.
The decreases in underwriting expenses for the three months ended September 30, 2024, were primarily the result of decreases in professional fees of $1.7 million and depreciation and amortization of $1.4 million, partially offset by increases in the net CECL provision on premiums receivable of $2.3 million, and premium taxes and assessments of $0.3 million, each compared to the same period of 2023.
The decreases in underwriting expenses for the nine months ended September 30, 2024, were primarily the result of decreases in professional fees of $4.9 million, depreciation and amortization of $3.3 million and marketing and advertising expenses of $2.0 million, partially offset by increases in the net CECL provision on premiums receivable of $4.8 million and compensation-

related expenses of $2.3 million, each compared to the same period of 2023. The integration plan we executed in the fourth quarter of 2023, which consolidated our previously segregated direct-to-consumer operations (Cerity) into our mainstream operations, was a meaningful contributor to the expense reduction for the three and nine months ended September 30, 2024.
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
Net investment income increased 2.7% and remained flat during the three and nine months ended September 30, 2024, compared to the same periods of 2023. The increase for the three months ended September 30, 2024 was primarily due to higher yields within the Company's fixed maturity portfolio. The consistent level of investment income for the nine months ended September 30, 2024, versus that of the prior year, was due to higher yields within the Company’s fixed maturity portfolio and its cash equivalents being partially offset by a lower invested balance of fixed maturity securities, as measured by amortized cost. The lower invested balances in the current period resulting primarily from the unwinding of our former FHLB leveraged investment strategy, which was in effect from the first quarter of 2022 to the fourth quarter of 2023. Pursuant to that strategy, certain of our insurance subsidiaries had received aggregate advances under the FHLB Standard Credit Program, the proceeds from which were used to purchase an equivalent amount of high-quality collateralized loan obligation securities.
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
Net realized and unrealized gains (losses) on investments were $10.9 million and $24.5 million for the three and nine months ended September 30, 2024, compared to $(7.1) million and $10.7 million for the corresponding periods of 2023. The net realized and unrealized gains on investments for the three months ended September 30, 2024 and 2023 included $12.8 million and $(5.9) million of net realized and unrealized gains (losses) on equity securities and other investments, respectively, and $1.9 million and $1.2 million of net realized losses on fixed maturity securities, respectively. The net realized and unrealized gains on investments for the nine months ended September 30, 2024 and 2023 included $30.8 million and $13.6 million of net realized and unrealized gains on equity securities and other investments, respectively, and $6.3 million and $2.9 million of net realized losses on fixed maturity securities, respectively.
The net investment gains and losses on our equity securities during the three and nine months ended September 30, 2024 were largely consistent with the performance of the U.S. equity markets. The net realized investment losses on our fixed maturity securities during the three and nine months ended September 30, 2024 were primarily the result of sales associated with the rebalancing of our fixed maturity investment portfolio partially offset by decreases of $0.5 million and $1.3 million in our allowance for CECL, respectively.
The net investment gains and losses on our equity securities during the three and nine months ended September 30, 2023 were largely consistent with the performance of the U.S. equity markets. The net realized investment losses on our fixed maturity securities during the three and nine months ended September 30, 2023 were largely concentrated in certain holdings in the financial and banking sectors, and were partially offset by decreases of $1.1 million and $1.3 million in our allowance for CECL, respectively.
Additional information regarding our Investments is set forth under “—Liquidity and Capital Resources—Investments.”
Other Income (Loss)
Other income (loss) consists of net gains and losses on fixed assets, non-investment interest, and other miscellaneous income and expense items.
Interest and Financing Expenses
Interest and financing expenses include fees and interest associated with our credit facilities, fees and interest associated with our various credit arrangements with the FHLB, finance lease interest, and other financing fees.
Interest and financing expenses were less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2024, compared to $1.0 million and $5.2 million for the corresponding periods of 2023. The decreases resulted primarily from the unwinding of our former FHLB leveraged investment strategy, which was in effect from the first quarter of 2022 to the fourth quarter of 2023.

Other Expenses
During the nine months ended September 30, 2023, we recorded a $9.4 million non-recurring charge in connection with the early termination of the lease associated with our former corporate headquarters in Reno, Nevada. This charge included a one-time lease termination payment of $7.6 million, a write-off related to remaining leasehold improvements and furniture and equipment of $2.6 million, and estimated miscellaneous expenses associated with exiting the property of $0.2 million. We also recognized a related lease termination gain pertaining to the elimination of the lease liability, net of an associated ROU asset of $1.0 million, which was included in Other expenses on our Consolidated Statements of Comprehensive Income (Loss). The decision to terminate this operating lease was undertaken as part of an ongoing review of our facility needs.
Income Tax Expense
Income tax expense was $6.4 million and $21.8 million for the three and nine months ended September 30, 2024, respectively, compared to $3.4 million and $17.8 million for the corresponding periods of 2023. The effective tax rates were 17.4% and 19.4% for the three and nine months ended September 30, 2024, respectively, compared to 19.5% and 19.7% for the corresponding periods of 2023. The effective rates during each of the periods presented included income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, Deferred Gain amortization and related adjustments, and tax credits utilized.
Liquidity and Capital Resources
We believe that our total capital position remains strong and that the liquidity available to EHI and its subsidiaries remains adequate and will be sufficient for our financing needs in the next 12 months and in the longer-term period thereafter. As a result, we do not currently foresee a need to: (i) suspend dividends at either EHI or its insurance subsidiaries; (ii) forego repurchases of EHI's common stock; (iii) seek additional required capital; or (iii) seek any material non-investment asset sales, though we may decide to pursue those or other options if our financial circumstances change or it we deem it strategically advantageous to do so.
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
During the third quarter of 2024, EPIC made a $23.2 million dividend payment to EGI, which in turn distributed that amount to EHI. As a result of that dividend payment, EPIC cannot pay dividends for the remainder of 2024 without prior regulatory approval.
During the third quarter of 2024, EAC made a $22.4 million dividend payment to EGI, which in turn distributed that amount to EHI. As a result of that dividend payment, EAC cannot pay dividends for the remainder of 2024 without prior regulatory approval.
During the third quarter of 2024, CIC made a $5.7 million dividend payment to EGI, which in turn distributed that amount to EHI. As a result of that dividend payment, CIC cannot pay dividends for the remainder of 2024 without prior regulatory approval.
Total cash and investments at EHI were $76.8 million at September 30, 2024, consisting of $31.1 million of cash and cash equivalents, $20.5 million of fixed maturity securities, and $25.2 million of equity securities.
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
The interest rates applicable to loans under the Credit Agreement are generally based on, at EHI's option: (i) a base rate, defined as the higher of the Prime Rate, the Federal Funds Rate plus 1.25% and the Adjusted Term SOFR Rate for a one-month tenor plus 1.75%, or (ii) an Adjusted Term SOFR Rate, defined as the applicable Adjusted Term SOFR Rate plus 1.75%. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes of EHI and its subsidiaries. Total interest paid and/or fees incurred pursuant to the Credit Agreement was less than $0.1 million for each of the three and nine months ended September 30, 2024.
The Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth, defined as EHI’s total stockholders’ equity excluding any accumulated other comprehensive income or loss, of no less than $800.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. As of September 30, 2024, EHI has remained in compliance with all of the covenants associated with the Credit Agreement since its inception.
EHI had no borrowings under the Credit Agreement during the nine months ended September 30, 2024.
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
Total cash and investments held by our operating subsidiaries was $2,524.7 million at September 30, 2024, consisting of $112.4 million of cash and cash equivalents, and restricted cash, $30.6 million of short-term investments, $2,045.3 million of fixed maturity securities, $236.7 million of equity securities, and $99.7 million of other invested assets. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of September 30, 2024 consisted of $112.2 million of cash and cash equivalents, $231.0 million of publicly traded equity securities whose proceeds are available within two business days and $690.8 million of highly liquid fixed maturity securities whose proceeds are also available within two business days. We believe that our subsidiaries’ liquidity needs over the next 12 months and for the longer-term period thereafter will be met with cash from operations, investment income, and maturing investments.
All of our insurance subsidiaries are members of the FHLB. Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on our statutory admitted assets on a per company basis.
FHLB membership also allows our insurance subsidiaries access to standby Letter of Credit Agreements. Letter of Credit Agreements we currently have in effect will expire March 31, 2025 and must be fully secured with eligible collateral at all times (See Note 10).
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $746.1 million and $748.1 million were on deposit at September 30, 2024 and December 31, 2023, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $70.0 million of securities on deposit at both September 30, 2024 and December 31, 2023.
We purchase reinsurance annually to protect us against the costs of severe claims and certain catastrophic events. On July 1, 2024, we entered into a new reinsurance program that is effective through June 30, 2025. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, subject to certain exclusions. We believe that our reinsurance program currently meets our needs.
Certain reinsurance contracts require funds owned by us to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we have assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $3.1 million and $3.0 million at September 30, 2024 and December 31, 2023, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our cash forecasts as appropriate.

The table below shows our net cash flows for the nine months ended:

	September 30,
	2024	2023
	(in millions)
Cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$63.3	$21.8
Investing activities	(89.7)	225.0
Financing activities	(56.7)	(227.2)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(83.1)	$19.6
For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2024, included net premiums received of $575.4 million, investment income received of $79.8 million, and cash received of $14.6 million for the Contingent Commission. The cash provided by these operating activities were partially offset by net claims payments of $381.7 million, underwriting and general and administrative expenses paid of $124.1 million, commissions paid of $77.6 million, and federal income taxes paid of $23.0 million.
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
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024, related primarily to investments of premiums received, the receipt of the Contingent Commission, and the reinvestment of funds from investment sales, maturities, redemptions, and interest income. Those investing cash outflows were partially offset by investment sales, maturities, and redemptions whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases.
Net cash provided by investing activities for the nine months ended September 30, 2023, was primarily related to investment sales, maturities, and redemptions whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, common stock repurchases, and to repay FHLB advances. Those investing cash inflows were partially offset by the investment of premiums received and reinvestment of funds from investment sales, maturities, redemptions, and interest income.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024, related primarily to stockholder dividend payments and common stock repurchases.
Net cash used in financing activities for the nine months ended September 30, 2023, related primarily to stockholder dividend payments, common stock repurchases, and repayments of FHLB advances.
Dividends
We paid $22.8 million and $22.5 million in dividends to our stockholders and eligible equity plan award holders for the nine months ended September 30, 2024 and 2023, respectively. The declaration and payment of future dividends to our stockholders, including any special dividends that may be declared in the future, will be at the discretion of our Board of Directors (Board) and will depend upon many factors including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors that our Board deems relevant. On October 30, 2024, the Board declared a quarterly dividend per share of $0.30, which is payable November 27, 2024 to stockholders of record on November 13, 2024.
Stock Repurchases
We repurchased 163,221 shares of our common stock for $7.4 million during the three months ended September 30, 2024 and we repurchased 748,083 shares of our common stock for $31.4 million during nine months ended September 30, 2024. Future repurchases of our common stock will be at the discretion of our Board and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, general business and socioeconomic conditions, legal, tax, regulatory, and/or contractual restrictions, and any other factors that our Board deems relevant.

Capital Resources
As of September 30, 2024, the capital resources available to us consisted of $1,093.4 million of stockholders’ equity and the $93.8 million Deferred Gain.
Contractual Obligations and Commitments
Other than operating expenses, our current and long-term cash requirements include the following contractual obligations and commitments as of September 30, 2024:
Leases
We have entered into lease arrangements for certain equipment and facilities. As of September 30, 2024, we had lease payment obligations totaling $4.9 million, of which $1.7 million is payable within 12 months.
Other Purchase Obligations
We have other purchase obligations that primarily consist of non-cancellable obligations to acquire capital assets, commitments for information technology and related services, software acquisition and license commitments and other legally binding agreements to purchase services that are to be used in our operations. As of September 30, 2024, we had other purchase obligations totaling $11.1 million, of which $3.4 million is payable within 12 months.
Unfunded Investment Commitments
We have investments in private equity limited partnerships that require capital distributions to fund the investments and can be called at any time. As of September 30, 2024, we had unfunded investment commitments totaling $18.1 million.
Unpaid Losses and LAE Expenses
We have developed unpaid losses and LAE expense payment patterns that are computed based on historical information. Our calculation of loss and LAE expense payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, to the extent that current estimates of losses and LAE expense vary from actual ultimate claims amounts due to variations between expected and actual payment patterns. As of September 30, 2024, we had unpaid losses and LAE reserves totaling $1,836.5 million, of which $314.5 million is currently expected to be paid within 12 months.
The unpaid losses and LAE expense payment patterns are gross of reinsurance recoverables for unpaid losses. As of September 30, 2024, we had reinsurance recoverables on unpaid losses and LAE totaling $413.1 million, of which $29.5 million is currently expected to be received within 12 months.
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
As of September 30, 2024, our investment portfolio consisted of 84% fixed maturity securities which had a duration of 4.2 at September 30, 2024. Our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “A,” using ratings assigned by Standard & Poor’s (S&P) or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity portfolio had a weighted average quality of “A+” as of September 30, 2024.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $256.2 million at September 30, 2024, which represented 11% of our investment portfolio at that time. We also have a $5.7 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our investment portfolio also contains certain other investments, which made up 4% of our investment portfolio as of September 30, 2024 and include private equity limited partnerships. Our investments in private equity limited partnerships totaled $99.7 million at September 30, 2024 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. We periodically receive distributions of proceeds from dividends and interest from fund investments, as well as from any dispositions of fund investments, during the full course of the fund term. As of September 30, 2024, we had unfunded commitments to these private equity limited partnerships totaling $18.1 million.

We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average ending book yield (which is calculated based on the amortized cost of the associated invested assets) as of September 30, 2024.

Category	Estimated Fair Value	Percentage of Total	Book Yield
	(in millions, except percentages)
U.S. Treasuries	$62.1	2.6%	3.3%
States and municipalities	183.0	7.8	4.3
Corporate securities	905.7	38.5	4.0
Residential mortgage-backed securities	459.4	19.5	4.0
Commercial mortgage-backed securities	60.7	2.6	3.6
Asset-backed securities	210.1	8.9	5.3
Collateralized loan obligations	53.1	2.3	7.1
Foreign government securities	10.3	0.4	2.8
Other securities	121.4	5.2	8.2
Equity securities	256.2	10.9	2.9
Short-term investments	30.6	1.3	5.0
Total investments at fair value	$2,352.6	100.0%
Weighted average book yield			4.4%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of September 30, 2024 by credit rating category, using the lower of the ratings assigned by Moody’s Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	12.6%
“AA”	35.7
“A”	32.2
“BBB”	12.0
Below Investment Grade	7.5
Total	100.0%
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
In addition to recognizing realized gains and losses upon the disposition of an investment security, we also recognize realized losses and recoveries of previously recorded realized losses on AFS investments for changes in CECL. As of September 30, 2024, we maintained a CECL allowance of $1.4 million on AFS investments. During the nine months ended September 30, 2024, we recognized a net $1.3 million decrease to our allowance for CECL on AFS investments. The remaining fixed maturity securities whose total fair value was less than amortized cost at September 30, 2024, were those in which we had no intent, need, or requirement to sell at an amount less than their amortized cost.
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
The economic disruptions caused by financial market volatility, inflationary pressures, and heightened geo-political conditions, have impacted the credit risk associated with certain of our investment holdings. As of September 30, 2024, we maintained a $1.4 million allowance for CECL on our fixed maturity portfolio. See Note 5 to the consolidated financial statements.
Interest Rate Risk
Investments
Our fixed maturity securities are also exposed to interest rate risk, which is the risk of a change in fair value resulting from changes in prevailing interest rates, which we manage through duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 4.2 at September 30, 2024. Our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and their impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of September 30, 2024. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $2,096.4 million as of September 30, 2024, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(246.7)	(11.9)%
200 basis point rise	(167.5)	(8.1)
100 basis point rise	(82.9)	(4.0)
50 basis point decline	53.0	2.6
100 basis point decline	100.4	4.8
200 basis point decline	197.7	9.5
300 basis point decline	297.2	14.3
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages tend to prepay faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of September 30, 2024, the par value of our commercial and residential mortgage-backed securities holdings was $543.4 million, and the amortized cost was 102.0% of par value. Since a majority of our mortgage-backed securities were purchased at a premium that is significant as a percentage of par, an adjustment could have a significant effect on investment income. The commercial and residential mortgage-backed securities portion of the portfolio represented 22.1% of our total investments as of September 30, 2024. Agency-backed residential mortgage pass-throughs represented 73.0% of the residential mortgage-backed securities portion of the portfolio as of September 30, 2024.
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
The table below shows the sensitivity of our equity securities at fair value to price changes as of September 30, 2024:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Decrease in Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Increase in Total Equity Securities
Equity securities	$144.7	$256.2	$230.6	$(25.6)	$281.8	$25.6
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
Higher levels of inflation could also adversely impact certain of our operating expenses and, in the case of wage inflation, could adversely impact our payroll expenses.
Increases in market interest rates that have occurred in recent years, which were intended to aid in the suppression of inflation, continue to negatively impact the market value of our existing fixed maturity investments while also having the effect of increasing our net investment income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
July 1 - July 31	60,312	$42.56	60,312	$44.4
August 1 - August 31	18,261	45.48	18,261	43.6
September 1 - September 30	84,648	47.15	84,648	39.6
	163,221	$45.27	163,221
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each such term is defined in Item 408(a) of Regulation S-K.

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
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
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

EMPLOYERS HOLDINGS, INC.

Date:	November 1, 2024	/s/ Michael S. Paquette
Michael S. Paquette
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)