Form 10-K
period 2024-12-31
Employers Holdings, Inc.
filed 2025-02-28
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____  to ____

Commission file number: 001-33245

EMPLOYERS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada		04-3850065
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
5340 Kietzke Lane, Suite 202
Reno,	Nevada	89511
(Address of principal executive offices and zip code)
(888) 682-6671
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	EIG	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D–1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 was $756,037,167.
As of February 24, 2025, there were 24,357,217 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

PART I
Item 1. Business
General
Employers Holdings, Inc. (EHI) is a holding company, which was incorporated in Nevada in 2005, with subsidiaries that are specialty providers of workers' compensation insurance and services focused on small and mid-sized businesses engaged in low-to-medium hazard industries. We had 715 full-time employees at December 31, 2024 and our corporate headquarters are located at 5340 Kietzke Lane, Suite 202, Reno, Nevada. We operate throughout the United States (U.S.) with the exception of North Dakota, Ohio, Washington and Wyoming, which are served exclusively by their state funds. We offer insurance through Employers Insurance Company of Nevada (EICN), Employers Compensation Insurance Company (ECIC), Employers Preferred Insurance Company (EPIC), Employers Assurance Company (EAC) and Cerity Insurance Company (CIC), each of which has been assigned an AM Best Company, Inc. (AM Best) financial strength rating of "A" (Excellent).
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, and Proxy Statements for our Annual Meetings of Stockholders are available free of charge on our website at www.employers.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Securities Exchange Act of 1934 (Exchange Act). In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Related Person Transactions Policy, and charters for the Audit, Board Governance and Nominating, Executive, Human Capital Management and Compensation, and Risk Management, Technology and Innovation committees of our Board of Directors (Board) are available on our website. Information in, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. Copies of these documents may also be obtained free of charge by written request to Investor Relations, 5340 Kietzke Lane, Suite 202, Reno, Nevada 89511. The SEC also maintains a website at www.sec.gov that contains the information that we file electronically with the SEC.
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
Insurance companies operating at a combined ratio of greater than 100% can be profitable when investment income and net investment gains are taken into account. The length of time between receiving premiums and paying out losses and other expenses, commonly referred to as the "tail," can significantly affect how profitable float can be. Long-tail losses, such as workers' compensation, pay out over longer periods of time, which provides us the opportunity to generate significant investment earnings from float.
Underwriting income or loss is determined by deducting losses and LAE, commission expenses, and underwriting and general and administrative expenses from net premiums earned.
Our Business Strategy
Our overall strategy is to pursue profitable growth opportunities across workers' compensation insurance market cycles, maximize our investment earnings within the constraints of prudent portfolio management, maintain a strong equity capital position at all times, and deliver value to our shareholders while being conscious of environmental, social and governance (ESG) concerns.

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
We believe we have a cost-effective and scalable information technology infrastructure that complements our geographic reach and business model. We continue to invest in technology to automate business processes and further develop our data and analytics capabilities, which we believe will enable us to reduce our operating costs over the long-term and set a foundation for our future needs. Our technology aims to save our insurance agents and brokers, and our policyholders, considerable time and maintains our competitiveness in our target markets.
We also continue to execute a number of ongoing business initiatives, including: achieving internal and customer-facing business process excellence and efficiency; delivering self-service options to policyholders, agents, and injured workers; further diversifying our risk exposure across geographic markets and economic sectors; and expanding our appetite.
Beginning in 2021, we extended our reach by applying our established underwriting approach to new industries, including landscaping, janitorial, property management, and artisan contracting. This expansion has provided meaningful and complementary growth for the Company as we’ve been able to identify and partner with those small to mid-sized businesses in these classes that fit a desirable low-to-medium risk profile. The workers' compensation insurance industry classifies risks into seven hazard groups (A-G), with classes of business in hazard group A having the lowest potential for large claims, and those in hazard group G having the highest potential for large claims. Over the past few years, the amount of business that we have written in hazard groups D through G has increased, which is, in part, due to this expansion.
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
Investing Strategy
Our invested assets consist of our equity capital, as well as funds provided from float. Due to our financial strength and the magnitude of our unpaid loss and loss adjustment expenses, our invested assets provide us with a significant amount of net investment income annually. During the years ended December 31, 2024, 2023, and 2022, our net investment income totaled $107.0 million, $106.5 million and $89.8 million, respectively. In addition, certain of our invested assets also generate net realized and unrealized gains and losses that we record on our Consolidated Statements of Comprehensive Income (Loss). During the years ended December 31, 2024, 2023, and 2022, our net realized and unrealized gains (losses) from those invested assets totaled $24.1 million, $22.7 million and $(51.8) million, respectively.
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
We also believe in returning equity capital not needed for these purposes to our stockholders through regular quarterly dividends and, when feasible, special dividends, and common stock repurchases. During the three-year period ended December 31, 2024, we declared $150.7 million of dividends on our common stock and eligible plan awards, and we repurchased $149.2 million of our common stock. Any future returns of equity capital to our stockholders are dependent on a variety of factors, including our financial position, holding company liquidity, share price, corporate and regulatory requirements, and any other factors that our Board and Audit Committee of our Board (Audit Committee) deem relevant.
ESG Strategy
As a U.S. domestic workers' compensation provider with a small real-estate footprint, our most significant ESG considerations are primarily limited to: (i) with regard to environmental concerns, the potential impacts of climate change and increased climate change awareness to our investment portfolio over time; (ii) with regard to social concerns, diversity, equity and inclusion, human rights and labor standards; and (iii) with regard to governance concerns, Board and management composition, employee relations, executive and employee compensation, bribery and corruption, and cyber risks, including data protection and privacy.
The Board Governance and Nominating Committee of our Board (Governance Committee) periodically reviews our ESG programs, including receiving periodic updates from our management responsible for such activities.
Recent Events and Trends
Premium Production and Policies In-Force
Our premium growth in 2024 was primarily the result of higher new and renewal business premiums. Our new business premiums written in 2024 were $227.5 million versus $201.9 million in 2023 and $167.7 million in 2022, and our renewal premiums in 2024 were $559.6 million versus $526.7 million in 2023 and $483.2 million in 2022. The solid growth we experienced in new and renewal premiums in 2024 was partially offset by lower final audit premiums and policy endorsements.
We ended the year with a record amount of premium in-force and number of policies in-force. This growth resulted in part from our continued appetite expansion efforts, which are complementary to our business model.
Our Investment Portfolio and Net Investment Income
Despite continued market volatility in 2023 and 2024, interest rates largely stabilized as compared to 2022, a year in which sharp increases in market interest rates negatively impacted the fair value of our fixed maturity investments. As a result, we were able to buy and sell fixed maturity securities opportunistically throughout 2023 and 2024, which resulted in higher yields and an increase to the average duration of our fixed maturity securities. These factors served to meaningfully reduce, but did not eliminate, the unrealized losses that we incurred on our fixed maturity investments in 2022.
Equity markets performed well in 2023 and 2024, which eliminated the unrealized losses that we incurred on our equity investments in 2022, a year in which economic and market disruptions, inflationary pressures, and geo-political uncertainties negatively impacted the fair value of our equity securities.
Overall, we experienced $4.4 million of pretax net unrealized investment losses arising from our fixed maturity investments in 2024, versus $58.9 million of pretax gains in 2023 and $256.1 million of pretax losses in 2022, and we experienced $32.9 million of pretax net unrealized investment gains arising from our equity securities and other investments in 2024, versus $30.7 million of pretax gains in 2023 and $48.2 million of pretax losses in 2022.
Conversely, the sharp increases in market interest rates that began to emerge in 2022 have favorably impacted our net investment income. As a result, our 2024 net investment income was $107.0 million versus $106.5 million in 2023 and $89.8 million in 2022.
Description of Business
We are a specialty provider of workers' compensation insurance focused on small and mid-sized businesses engaged in low-to-medium hazard industries. We employ a disciplined, conservative underwriting approach designed to individually select specific types of businesses, predominantly those in the lowest four of the seven workers' compensation insurance industry-defined hazard groups, that we believe will have fewer and less costly claims relative to other businesses in the same hazard groups. Workers' compensation is provided under a statutory system wherein most employers are required to provide coverage for their employees' medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers' compensation insurance throughout most of the United States, with a concentration in California, where 45% of our in-force premiums are generated.
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
We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain (Deferred Gain) was recorded as a liability on our Consolidated Balance Sheets. We were entitled to a contingent profit commission (Contingent Commission) under the LPT Agreement from its inception to June 30, 2024. The Contingent Commission was based on actual paid losses under the LPT Agreement through that period, which was recorded as an asset on our Consolidated Balance Sheets and was payable every five years beginning June 30, 2004. The final determination of the Contingent Commission was $70.0 million, and we received the final payment of the Contingent Commission of $14.6 million during the third quarter of 2024.

We had total assets of $3.5 billion and $3.6 billion at December 31, 2024 and 2023, respectively. The following table highlights key results of our operations for the last three years.

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Net premiums written	$769.5	$760.6	$707.2
Total revenues	880.7	850.9	713.5
Net income	118.6	118.1	48.4
Our insurance subsidiaries are domiciled in the following states:

State of Domicile
Employers Insurance Company of Nevada (EICN)	Nevada
Employers Compensation Insurance Company (ECIC)	California
Employers Preferred Insurance Company (EPIC)	Florida
Employers Assurance Company (EAC)	Florida
Cerity Insurance Company (CIC)	New York
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
Disciplined Underwriting
Our strategy is to focus on disciplined underwriting and continually pursue profitable growth opportunities across market cycles when presented. We carefully monitor market trends to assess business opportunities that we expect will meet our pricing and risk standards. We price our policies based on the specific risks associated with each potential insured rather than solely on the industry class in which a potential insured is classified. Our disciplined underwriting approach, workers' compensation specialization, expertise in underwriting small to mid-sized businesses, and data-driven strategies are critical elements of our culture, which we believe allow us to offer competitive prices, while diversifying our risks.
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
Loss Control Services
Our Risk Advisory and Loss Control group assists our small to mid-sized business partners improve their risk management programs. This can help reduce claims costs, protect workers, and build a more positive workplace culture, using safety as the guiding principle. We provide expert advice on the root cause of incidents and assistance in the development of policies and programs. Policyholders have access to an extensive array of professional risk management resources available through self-service and direct options.
Premium Audit
We conduct premium audits on substantially all of our policyholders annually upon the policy expiration or termination. Premium audits verify that our policyholders have accurately reported their payroll and employee job classifications to us, and allow us to comply with applicable state and reporting bureau requirements. We also selectively perform audit reviews and/or update renewal payroll on policies in certain classes of business or if unusual claims are filed or concerns are raised regarding projected annual payrolls.
Actual increases or decreases in premiums resulting from completed final audits are known as final audit pick-ups or refunds, respectively. Anticipated increases or decreases in premiums associated with policies that are no longer in-force and in which a final audit has not yet been completed are considered in the determination of our final audit accruals. These final audit increases or decreases, which can be significant, result in adjustments to our written and earned premiums, as well as our net losses and LAE, in the periods in which they are recognized.
Claims and Medical Case Management
The role of our claims department is to actively and efficiently investigate, evaluate, and pay claims, and to aid injured employees in returning to work in accordance with applicable laws and regulations. We have implemented rigorous claims handling guidelines and control procedures, and have claims operations throughout the markets we serve. We also engage medical case management services for those claims that will benefit from such involvement.
We utilize an outcomes-based medical network that incorporates predictive analytics to identify medical providers who achieve superior clinical outcomes for our injured employees. Our outcomes-based medical network and our managed care programs focus on achieving optimal outcomes, while accelerating injured employees' return to work. We also provide an Injured Employee Hotline that allows employees who are injured at work to receive professional nurse consultation by phone after sustaining an injury. This service ensures that the appropriate level of treatment is provided, and that the injured employee receives timely and appropriate medical care.
In addition to our medical networks, we work closely with local vendors, including attorneys, medical professionals, pharmacy benefits managers, and investigators, to bring local expertise to our reported claims. We use preferred provider organizations, bill review services, and utilization management to actively manage medical treatment appropriateness. We actively investigate and pursue all types of fraud including claimant fraud, premium fraud, and provider fraud. We also aggressively pursue all subrogation recoveries to mitigate claims exposure. Our fraud and subrogation efforts are handled through dedicated units.
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
Reportable Segment
We operate our business as a single segment, Insurance Operations, through our wholly owned subsidiaries. In the fourth quarter of 2023, we developed and executed an integration plan to consolidate our previously segregated direct-to-consumer operations (Cerity) into our mainstream operations, while retaining its digital distribution capabilities. The integration plan, which allowed us to operate more efficiently and generate cost savings, resulted in a change in the composition of our reportable segments by eliminating any distinction between our former segments, which were: Employers and Cerity.
Information Technology
Core Operating Systems and Development of New Technologies and Capabilities
We continue to invest in technology to automate business processes and further develop our data and analytics capabilities, which we believe will enable us to reduce our operating costs over the long-term and set a foundation for our future needs. Our technology aims to save our insurance agents and brokers, and our policyholders, considerable time and maintains our competitiveness in our target markets.
We also believe that these technological and intellectual capabilities will further support our future growth initiatives, provide continued direct access to workers' compensation insurance to those customers seeking an online experience, provide us with greater pricing precision and flexibility, and promote long-term value creation. As part of our continued technology and process improvement initiatives, we implemented a new digital first notice of loss tool and an enhanced payment processing system in 2024.
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
Cybersecurity and Privacy
Our operations rely on the secure processing, storage, and transmission of personal, confidential, and other information. Our business, including our ability to adequately price products and services, establish reserves, provide an effective and secure service to our customers and report our financial results in a timely and accurate manner, depends significantly on the integrity, availability, and timeliness of the data we maintain, as well as the data held by our third party service providers.
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
Workers' Compensation Premiums
We target small to mid-sized businesses engaged in low-to-medium hazard industries. Our underwriters use their local market expertise and disciplined underwriting to identify those risks within the classes of business we underwrite that are likely to generate loss ratios that are below the industry average.
Our total in-force premiums were $742.1 million, $694.6 million, and $622.5 million as of December 31, 2024, 2023, and 2022, respectively. In-force premiums represent the estimated annual premium on all policies that are active and in-force at that date. More specifically, in-force premiums include policy endorsements but exclude final audit premium. When adjusting for estimated final audit premium, our total in-force premiums were $768.2 million, $709.4 million, and $654.0 million as of December 31, 2024, 2023, and 2022, respectively. We focus on in-force premium because it represents premium that is available for renewal in the future.
The following table shows our in-force premiums, our in-force premiums including estimated final audit premium, and number of policies in-force for each of our largest states and all other states combined as of December 31:

	2024		2023		2022
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$336.1	44,540	$311.5	43,353	$279.7	42,876
Florida	60.1	10,943	56.6	10,008	49.4	9,417
New York	36.1	7,938	31.9	7,603	27.3	7,497
Other (43 states and D.C.)	309.8	67,346	294.6	65,445	266.1	61,566
Total in-force	$742.1	130,767	$694.6	126,409	$622.5	121,356
Estimated audit premium	26.1	—	14.8	—	31.5	—
Total in-force, including estimated audit premium	$768.2	130,767	$709.4	126,409	$654.0	121,356
From 2022 through 2024, our total in-force premiums increased 19.2% and our policies in-force increased 7.8%.
The following table sets forth our in-force premiums, excluding estimated final audit premium, by hazard group and as a percentage of our total in-force premiums as of December 31:

Hazard Group	2024	Percentage of 2024 Total	2023	Percentage of 2023 Total	2022	Percentage of 2022 Total
	(in millions, except percentages)
A	$118.5	16.0%	$132.6	19.1%	$126.4	20.3%
B	168.6	22.7	163.5	23.5	174.6	28.0
C	172.1	23.2	147.6	21.2	181.3	29.2
D	149.8	20.2	146.2	21.1	101.3	16.3
E	63.3	8.5	57.5	8.3	28.6	4.6
F	41.5	5.6	29.6	4.3	9.5	1.5
G	28.3	3.8	17.6	2.5	0.8	0.1
Total in-force	$742.1	100.0%	$694.6	100.0%	$622.5	100.0%

In-force premiums, excluding estimated final audit premium, for our top ten employer classifications as of December 31, 2024, and as a percentage of our total in-force premiums as of December 31, 2024, 2023, and 2022 were as follows:

	2024		2023	2022
Employer Classifications	In-force Premiums	Percentage of Total	Percentage of Total	Percentage of Total
	(in millions, except percentages)
Restaurants and Other Eating Places	$126.5	17.0%	17.4%	19.4%
Traveler Accommodation	47.4	6.4	6.3	6.6
Building Finishing Contractors	39.3	5.3	3.5	1.8
Services to Buildings and Dwellings	30.9	4.2	3.7	3.7
Building Equipment Contractors	28.6	3.9	2.8	1.4
Real Estate Management	24.8	3.3	3.3	3.3
Schools	22.7	3.1	2.9	3.0
Architectural, Engineering and Related Services	22.0	3.0	2.3	1.7
Automobile Dealers	21.8	2.9	3.7	4.0
Automotive Repair and Maintenance	21.8	2.9	3.4	3.9
Total	$385.8	52.0%	49.3%	48.8%
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
As of December 31, 2024 and 2023, our policyholders had average annual in-force premiums of $5,675 and $5,495, respectively. When adjusting for estimated final audit premium, as of December 31, 2024 and 2023, our policyholders had average annual in-force premiums of $5,875 and $5,612, respectively. We are not dependent on any single policyholder, and the loss of any single policyholder would not have a material adverse effect on our business.
Our premiums are generally a function of the applicable premium rate, the amount of the insured's payroll, and if applicable, a factor reflecting the insured's historical loss experience (experience modification factor). Premium rates vary by state according to the nature of the employees' duties and the business of the employer. Policy premiums are computed by applying the applicable premium rate to each class of the insured's payroll after it has been appropriately classified. Total policy premium is determined after applying an experience modification factor and a further adjustment, known as a schedule rating adjustment, and other adjustments, which may be made in certain circumstances, to increase or decrease the policy premium. Schedule rating adjustments are made based on individual risk characteristics of the insured and subject to maximum amounts as established in our premium rate filings. An insurance policy endorsement, also known as a rider or amendment, is a change to an existing insurance policy to add, remove, or modify coverage, which can affect a policyholder’s total policy premium.
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
Losses and LAE Reserves and Loss Development
We are directly liable for losses and LAE under the terms of the insurance policies our insurance subsidiaries write. A significant amount of time can elapse between the occurrence of an insured loss, the reporting of the loss to us, and our payment of that loss. Loss reserves are reflected on our Consolidated Balance Sheets under the line item caption "Unpaid losses and loss adjustment expenses." Estimating reserves is a complex process that involves a considerable degree of judgment by management and is inherently uncertain. Loss reserve estimates represent a significant risk to our business, which we attempt to mitigate by frequently and routinely reviewing loss cost trends.
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
Excess of Loss Reinsurance
Our current reinsurance program applies to all covered losses occurring between 12:01 a.m. July 1, 2024 and 12:01 a.m. July 1, 2025 and consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis; including a maximum any one life limit of $20.0 million, subject to certain exclusions. The coverage under our prior annual reinsurance programs that ended as of June 30, 2024 and 2023 was also $190.0 million in excess of our $10.0 million retention on a per occurrence basis. We are solely responsible for any losses we suffer above $200.0 million except those covered by the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA of 2019). See "—Terrorism Risk Insurance Program." Covered losses that occur prior to expiration or cancellation of the applicable reinsurance agreement continue to be obligations of the subscribing reinsurers, subject to the other conditions in the agreement. The subscribing reinsurers may terminate the agreement only for our breach of the obligations of the agreement. We remain liable for all losses incurred to the extent that any subscribing reinsurer is unable or unwilling to make timely payments to us.
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
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775.0 million in cash. The LPT Agreement, which ceded to the reinsurers substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2.0 billion, excluding losses for burial and transportation expenses. The estimated remaining liabilities subject to the LPT Agreement were approximately $277.1 million and $291.7 million, as of December 31, 2024 and 2023, respectively (See Note 10 in the Notes to our Consolidated Financial Statements). Losses and LAE paid with respect to the LPT Agreement totaled approximately $895.6 million and $877.6 million through December 31, 2024 and 2023, respectively.
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
The reinsurers are Chubb Bermuda Insurance Limited, XL Re Limited, and National Indemnity Company. The contract provides that during the term of the agreement that these reinsurers need to maintain an AM Best financial strength rating of not less than "A-" (Excellent). Currently, each of these reinsurers have a rating that satisfies this requirement.
We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial Deferred Gain was recorded as a liability on our Consolidated Balance Sheets as Deferred Gain. We were also entitled to receive a Contingent Commission under the LPT Agreement through June 30, 2024, which was based on actual paid losses under the LPT Agreement through that date. The Contingent Commission was formally settled with the reinsurers in the third quarter of 2024.
Recoverability of Reinsurance
Reinsurance holds the assuming reinsurer liable to the ceding company to the extent of the reinsurance; however, it does not discharge the ceding company from its primary liability to its policyholders in the event the reinsurer cannot or refuses to pay its obligations under such reinsurance. We monitor the financial strength of our reinsurers and do not believe that we are currently exposed to any material credit risk as substantially all of our reinsurance is recoverable from large, well-capitalized reinsurance companies with AM Best financial strength ratings of "A-" (Excellent), or better.
We review the aging of our reinsurance recoverables on a quarterly basis and no material amounts due from our reinsurers have been written-off as uncollectible over the past several years. At December 31, 2024, we had no reinsurance recoverables on paid losses that were greater than 90 days overdue.
Terrorism Risk Insurance Program
The Terrorism Risk Insurance Act of 2002 (2002 Act) was initially enacted in November 2002, modified and extended in 2005, 2007, 2015, and most recently in 2019. Now known as TRIPRA of 2019, the program is designed to allow the insurance industry and the federal government to share losses from declared terrorist events according to a specific formula, and is in effect until December 31, 2027.
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
As of December 31, 2024, the total carrying value of our investment portfolio was more than $2.4 billion. These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.
While we oversee all of our investment activities, we employ independent Investment Managers. Our Investment Managers follow our written investment guidelines, which are approved by the Audit Committee. Our asset allocation is reevaluated by management and reviewed by the Audit Committee on a quarterly basis. We also utilize our Investment Managers' investment advisory services to assist us in developing a tailored set of portfolio targets and objectives.
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
We had approximately 2,500 traditional insurance agencies that marketed and sold our insurance products at December 31, 2024. These agencies generated 65.3%, 67.1%, and 69.3% of our in-force premiums at December 31, 2024, 2023, and 2022, respectively, and our largest traditional insurance agency generated less than three percent of our in-force premiums at each of December 31, 2024, 2023, and 2022.
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
Specialty agents and distribution partners generated 34.7%, 32.9%, and 30.7% of our in-force premiums as of December 31, 2024, 2023, and 2022, respectively. Our strong presence and relationships with these digital and payroll specialty entities allow us to approach new customers that we would not otherwise have access to through our traditional insurance agency distribution channel. We believe that the bundling of products and services through these relationships contributes to higher retention rates than business generated by our traditional agents, and we continue to actively seek new partnerships and alliances in these areas.
A significant concentration of our business is generated by our specialty agent ADP. ADP is the largest payroll services provider in the United States. As part of its services, ADP sells our workers' compensation insurance product along with its payroll and accounting services through its insurance agency and field sales staff. ADP generated 17.2%, 16.2%, and 15.0% of our in-force premiums as of December 31, 2024, 2023, and 2022, respectively. The majority of this business is written through ADP's small business unit, which specializes in accounts from 1 to 50 employees. Our relationship with ADP is non-exclusive; however, we believe that we are a key partner for ADP in our selected markets and classes of business.
Our digital distribution channel utilizes proprietary application programming interfaces (APIs) to submit, quote and bind applications for workers' compensation insurance. Our digital channel is comprised of digital marketplace platforms as well as appointed digital retail and wholesale agency models. Digital agents generated 7.0%, 5.0%, and 4.5% of our in-force premiums as of December 31, 2024, 2023, and 2022, respectively. We continue to actively seek new digital distribution partnerships and expect our existing partnerships to continue to grow in this channel.
Direct-to-Customer
To address the changing buying behaviors of small and micro-businesses, we continue our commitment to our Cerity brand, which offers digital insurance solutions, including direct-to-customer workers' compensation coverage. Cerity specializes in smaller risks in those classes of business where we believe that customers prefer an online experience, and offers a digital and mobile-friendly experience that allows small to mid-sized businesses to easily acquire and maintain their policies.
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
Detailed annual and quarterly financial statements, prepared in accordance with statutory accounting principles (SAP), and other reports are required to be filed with the insurance regulator in each of the states in which we are licensed to transact business. The California Department of Insurance (California DOI), Florida Office of Insurance Regulation (Florida OIR), Nevada Division of Insurance (Nevada DOI), and New York Department of Financial Services (New York DFS) periodically examine the statutory financial statements of their respective domiciliary insurance companies. The most recent financial examinations for each of our insurance companies were conducted through December 31, 2022.
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
Pursuant to applicable insurance holding company laws, ECIC is required to register with the California DOI, EPIC and EAC are required to register with the Florida OIR, EICN is required to register with the Nevada DOI, and CIC is required to register with the New York DFS. Additionally, EPIC, EAC, and CIC are commercially domiciled in California and are required to register with the California DOI. Under these laws, the respective state insurance regulators may, in addition to performing financial examinations, require disclosure of material transactions, and require prior notice for, or approval of, certain transactions.
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
Under the Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These risk-based capital (RBC) requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model, known as the "Authorized Control Level" of RBC. At December 31, 2024, each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements.
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
Human Capital Resources
We believe that our employees are among our most important resources and they are critical to our continued success and good reputation. Our strategy is to attract and retain responsible, talented and experienced individuals through various initiatives that promote inclusion, diversity, and fair pay. We continue to review our hiring, promotion and succession practices at all levels. In recent years, we have made improvements in female representation in leadership roles such that women currently represent 64% of all our employees, 72% of our managers and supervisors, 48% of our vice presidents and directors, 71% of our executive team, and 33% of our members of the Board. Through these initiatives, we seek to create an inclusive and engaged work community, minimize employee turnover, and improve recruitment.
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
We are committed to providing equal employment opportunity to qualified applicants without regard to race, creed, color, religion, sex, national origin or ancestry, age, marital status, pregnancy, sexual orientation, gender identification, medical condition, genetic information, disability, veteran status, and/or any other characteristic protected by law. This policy extends to all areas of employment, including recruitment, selection and placement, compensation, promotion and transfer, disciplinary measures, demotion, layoffs and terminations, testing and training, working conditions, awards and benefits, and all other employment-related matters. We are committed to advancing pay equity through the implementation of pay transparency and conducting fair reviews for new and transferring employees to ensure equitable compensation in comparison to others in similar roles.
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
Premiums are based on the particular class of business and our estimates of expected losses and LAE and other expenses related to the policies we underwrite. We analyze many factors when pricing a policy, including the policyholder's prior loss history and industry classification. Inaccurate information regarding a policyholder's past claims experience, inaccurate estimates of expected losses and LAE, or the potential for payroll, claimant and/or provider fraud could put us at risk for mispricing our policies, which could have a material adverse effect on our business, financial condition, and results of operations. For example, when initiating coverage on a policyholder, we must rely on the information provided by the policyholder, agent, or the policyholder's previous insurer(s) to properly estimate future claims expense. In order to set premium rates accurately, we must utilize an appropriate pricing model that correctly assesses risks based on individual characteristics and takes into account actual and projected industry characteristics.
Wage inflation typically increases the total payrolls of our policyholders, which is the basis for the premiums we charge. Wage inflation can also impact the amount of future indemnity losses that we may incur, which could serve to offset any increase in premiums and negatively impact our financial condition and results of operations.
Intense competition and the fact that we write only a single line of insurance could adversely affect our ability to sell policies at rates that we deem adequate.
The market for workers' compensation insurance products is highly competitive. Competition in our business is based on many factors, including premiums charged, services provided, ease of doing business, financial ratings assigned by independent rating agencies, speed and reliability of claims payments, reputation, policyholder dividends, perceived financial strength, and overall experience. In some cases, our competitors offer lower priced products than we do. If our competitors offer more favorable prices, policyholder dividends, or payment plans, services or commissions to our agents, brokers, and other distribution partners, we could lose market share and be forced to reduce our premium rates, or increase commission rates, either of which could adversely affect our profitability. We compete with regional and national insurance companies, professional employer organizations, third-party administrators, self-insured employers, and state insurance funds. Our main competitors vary from state to state, but they are usually those companies that offer a full range of services in underwriting, loss control, and claims. We compete based on the services that we offer to our policyholders and on ease of doing business rather than solely on price.
Many of our competitors are significantly larger and possess greater financial, marketing, and management resources than we do. Some of our competitors benefit financially by not being subject to federal income tax. Intense competitive pressure on prices can result from the actions of even a single large competitor. Competitors with more surplus than us have the potential to expand in our markets more quickly than we can and invest more heavily in innovative technologies. Greater financial resources also permit an insurer to gain market share through more competitive pricing, even if that pricing results in reduced underwriting margins or an underwriting loss.
Many of our competitors are multi-line carriers that may offer a lower price for the workers' compensation insurance they provide than we can because they also insure some or all of the policyholder’s other lines of business. This creates a competitive disadvantage for us, as we only offer a single line of insurance. For example, a business may find it more efficient or less expensive to purchase multiple lines of commercial insurance coverage from a single carrier. Additionally, we primarily target small and mid-sized businesses, which may be more significantly and disproportionately impacted by a downturn in economic conditions.
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

Because of cyclicality in the workers' compensation market, due in large part to competition, capacity, and general economic factors, we cannot predict the timing or duration of changes in the market cycle. This cyclical pattern has in the past, and could in the future, adversely affect our financial condition and results of operations. If we are unable to compete effectively, our business, financial condition, and results of operations could be materially adversely affected.
Our concentration in California ties our performance to the business, economic, demographic, natural perils, competitive, legislative and regulatory conditions in that state.
Our business is concentrated in California, where we generated 45% of our in-force premiums as of December 31, 2024. Accordingly, the loss environment and any unfavorable business, economic, demographic, natural perils, competitive, and regulatory conditions in California could have a significant adverse impact on our business.
Many California businesses are dependent on tourism revenues, which are, in turn, dependent on a robust economy. A downturn in the national economy or the economy of California, or any other event that causes deterioration in tourism, could adversely impact small and mid-sized businesses, such as restaurants and providers of traveler accommodations, that we have targeted as customers. The insolvency of a significant number of small and mid-sized businesses could also have a material adverse effect on our financial condition and results of operations. California is also exposed to climate and environmental changes, especially natural perils such as earthquakes and wildfires. In addition, California could be more adversely impacted by pandemics and terrorist acts than most other states due to population density in its major metropolitan areas. Additionally, the workers' compensation industry has seen a higher level of claims litigation in California, which could expose us beyond the liabilities currently expected and included in our financial statements. Because of the concentration of our business in California, we may be exposed to losses and business, economic, and regulatory risks or risk from natural perils that are greater than the risks associated with companies with greater geographic diversification.
We rely on traditional insurance agents, specialty agents, brokers, and other distribution partners.
We market and sell many of our insurance products through traditional insurance agents, specialty agents, brokers, and other distribution partners, each of which are non-exclusive. These distribution partners are not obligated to promote our products and can and do sell our competitors' products. In addition, these distribution partners may find it easier to promote the broader range of programs of some of our competitors than to promote our single-line workers' compensation insurance products. The loss or disruption of business from these distribution partners or the failure or inability of these distribution partners to successfully market our insurance products, could have a material adverse effect on our business, financial condition, and results of operations.
ADP, our largest distribution agent, generated 17.2% of our total in-force premiums as of December 31, 2024. Our agreement with ADP is not exclusive. A termination of this agreement, our failure to maintain a good relationship with ADP, or its failure to successfully market our products could each materially reduce our revenues and could have a material adverse effect on our results of operations. In addition, we are subject to the risk that ADP may face financial difficulties, reputational issues, or problems with respect to its own products and services, any of which may lead to decreased sales of our products and services. Significant industry consolidation among agencies (not limited to ADP), partners, or new entrants to the workers' compensation marketplace could impact our business opportunities and revenues.
We are also subject to credit risk with respect to certain of our traditional insurance agents, specialty agents, brokers, and other distribution partners, including ADP, as they collect insurance premiums on our behalf. Any failure to remit such premiums to us or to remit such amounts on a timely basis could have an adverse effect on our results of operations.
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
As our industry becomes increasingly reliant on data analytics and artificial intelligence to improve underwriting, pricing, claims settlements, and focused marketing efforts, our competitors may have better information, greater financial resources and/or be more efficient in leveraging these tools than we are, which could put us at a competitive disadvantage.
If we are unable to obtain reinsurance or collect on ceded reinsurance, our ability to write new policies and to renew existing policies could be adversely affected and our financial condition and results of operations could be materially adversely affected.
At December 31, 2024, we had $417.8 million of reinsurance recoverable for paid and unpaid losses and LAE, of which $6.3 million was due to us on paid claims.

We purchase reinsurance to protect us against severe individual claims and from aggregate losses associated with certain catastrophic events. Our reinsurance protection covers natural perils and acts of terrorism events, but excludes nuclear, biological, chemical, and radiological events. On July 1, 2024, we entered into a new reinsurance program that is effective through June 30, 2025. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis; including a maximum any one life limit of $20.0 million, subject to certain exclusions.
The availability, amount, and cost of reinsurance depend on market conditions and our loss experience and may fluctuate significantly. We cannot be certain that our reinsurance agreements will be renewed or replaced prior to their expiration with terms satisfactory to us. If we are unable to renew or replace our reinsurance agreements with terms satisfactory to us, our net liability on individual claims could increase and we would have greater aggregate exposure to large and catastrophic losses, which could have a material adverse effect on our financial condition and results of operations.
In addition, we are subject to credit risk with respect to our reinsurers, and they may be unable to pay or may refuse to pay losses we cede to them. We remain liable to our policyholders even if we are unable to make recoveries that we believe we are entitled to under our reinsurance contracts. Losses may not be recovered from our reinsurers until claims are paid and, in the case of long-term workers' compensation cases, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. The inability of any of our reinsurers to honor their financial obligations to us could have a material adverse effect on our financial condition and results of operations.
We obtained reinsurance covering the losses incurred prior to July 1, 1995, and we could be liable for some or all of those losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers to that agreement.
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
We could be liable for some or all of those ceded losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers to the transaction. As of December 31, 2024, the estimated remaining liabilities subject to the LPT Agreement were $277.1 million. If we are unable to collect on these reinsurance recoverables, our financial condition and results of operations could be materially adversely affected.
The LPT Agreement requires each reinsurer to place assets supporting the payment of claims by them in individual trusts that require that collateral be held at a specified level. The collateralization level must not be less than the outstanding reserve for losses and a loss expense allowance equal to 7% of estimated paid losses discounted at a rate of 6%. If the assets held in trust fall below this threshold, we can require the reinsurers to contribute additional assets to maintain the required minimum level. If the value of the collateral in the trusts drops below the required minimum level and the reinsurers are unable to contribute additional assets, we could be responsible for substituting a new reinsurer or paying those claims without the benefit of reinsurance. The reinsurers have collateralized their obligations under the LPT Agreement by placing investment securities in trust. The value of this collateral is subject to market fluctuations.
The LPT Agreement provides us with the ability to novate any contract with the reinsurers to the LPT Agreement if the credit rating of any such reinsurer were to fall below "A-" (Excellent) as determined by AM Best.
Financial Risks
We focus on small and mid-sized businesses, and those businesses may be severely and disproportionately impacted by a downturn in economic conditions or changes in applicable regulations, taxes, or labor conditions.
The effects of labor supply conditions, inflationary pressures, monetary and fiscal policy measures, recessionary concerns, new, evolving, or conflicting regulations, and overall general economic instability have, at times, caused disruptions in business activity and may do so again in the future. This risk is more significant during periods involving rapid regulatory change. Given our focus on small and mid-sized businesses, certain classes of business that we insure could be adversely and disproportionately affected by these challenges, including the tariffs proposed in the first quarter of 2025 and potential labor market disruptions due to changes in the rules or enforcement around immigration.

A downgrade in our financial strength rating could reduce the amount of business that we are able to write or result in the termination of certain of our agreements with our strategic partners.
Rating agencies rate insurance companies based on financial strength as an indication of an ability to pay claims. Our insurance subsidiaries are currently assigned a group financial strength rating of "A" (Excellent) by AM Best, which is the rating agency that we believe has the most influence on our insurance operations. This rating is assigned to companies that, in the opinion of AM Best, have demonstrated excellent overall performance when compared to industry standards. AM Best considers "A" (Excellent) rated companies to have an excellent ability to meet their ongoing obligations to policyholders. This rating does not refer to our ability to meet non-insurance obligations.
The financial strength ratings of AM Best and other rating agencies are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Insurers' financial strength ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors or as a recommendation to buy, hold, or sell securities. Our competitive position relative to other companies is determined in part by our financial strength rating. A reduction in our AM Best rating could adversely affect the amount of business we could write, as well as the relationships we currently have with our insurance agents, brokers, distribution partners, reinsurers, and others.
AM Best may increase the frequency and scope of its reviews and request additional information from the companies that it rates, including additional information regarding the valuation of investment securities held and/or susceptibilities to inflationary pressures. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies.
Our liability for losses and LAE is based on estimates and may be inadequate to cover our actual losses and expenses.
We establish and maintain reserves for our estimated losses and LAE. The loss and LAE reserves on our financial statements represent an estimate of amounts needed to pay and administer claims with respect to insured claims that have occurred, including claims that have occurred but have not yet been reported to us. Loss and LAE reserves are aggregate estimates of the ultimate outstanding cost of claims based on actuarial estimation techniques, are inherently uncertain, and do not represent an exact measure of liability. Additionally, any changes to our claims management and/or actuarial reserving processes could introduce volatility in our estimates of losses and LAE. Any changes in these estimates could be material and could have an adverse effect on our results of operations and financial condition during the period the changes are made.
Several factors contribute to the inherent uncertainty in establishing estimated loss and LAE reserves, including the length of time to settle long-term, severe cases, claim cost inflation (deflation) trends, potential claimant and/or provider fraud, current and future economic conditions, and uncertainties in the long-term outcome of legislative reforms. Judgment is required in applying actuarial techniques to determine the relevance of historical payment and claim settlement patterns under current facts and circumstances. In certain states, we have a relatively limited operating history and must rely on a combination of industry experience and our specific experience regarding claims emergence and payment patterns, medical cost inflation, and claim cost trends, adjusted for future anticipated changes in claims-related and economic trends, as well as regulatory and legislative changes, to establish our best estimate of reserves for losses and LAE. As we receive new information and update our assumptions over time regarding the ultimate liability, our loss reserves may prove to be inadequate to cover our actual losses, and we have in the past made, and may in the future make, adjustments to our reserves based on various factors.
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
EHI is a holding company that transacts substantially all of its business through its operating subsidiaries. Its primary assets are the shares of stock of our insurance subsidiaries. The ability of EHI to meet its operating and financing cash needs and capital management objectives largely depends on the surplus and earnings of our subsidiaries, and upon the ability of our insurance subsidiaries to pay dividends to EGI and CGI and, in turn, the ability of EGI and CGI to pay dividends to EHI.
Payments of dividends by our insurance subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. As a result, we may not be able to receive dividends from these subsidiaries and we may not receive dividends in the amounts necessary to meet our holding company obligations. Further, if we were to experience a diminution in dividend payments from these subsidiaries in the future, we may not be able to continue to pay dividends to our stockholders and/or repurchase shares of our common stock.
Acts of terrorism and natural, or man-made catastrophes or other disruptive events could materially adversely impact our financial condition and results of operations.
Under our workers' compensation policies and applicable laws in the states in which we operate, we are required to provide workers' compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location, and timing of such an act. We would be particularly adversely affected by a terrorist act occurring during normal business hours in an area where our policyholders have a large concentration of workers.
Notwithstanding the protection provided by the reinsurance we have purchased and any protection provided by the 2002 Act, or its extension, TRIPRA of 2019, the risk of severe losses to us from acts of terrorism has not been eliminated because our excess of loss reinsurance treaty program contains various sub-limits and exclusions limiting our reinsurers' obligation to cover losses caused by acts of terrorism. Our excess of loss reinsurance treaties do not protect us against nuclear, biological, chemical, or radiological events. If such an event were to impact one or more of the businesses we insure, we would be entirely responsible for any workers' compensation claims arising out of such event, subject to the terms of the 2002 Act and TRIPRA of 2019 and we could suffer substantial losses as a result.
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
While we have no international operations, recent geo-political uncertainties, including impacts from ongoing conflicts abroad have indirectly impacted the value of our investment portfolio, and may continue to impact our investment portfolio in the future.
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
•restrictions on the way rates are developed, and premiums are determined;
•the manner in which agents may be appointed;
•establishment of liabilities for unearned premiums, unpaid losses and LAE;
•limitations on our ability to transact business with affiliates;
•sustainability practices;
•mergers, acquisitions, and divestitures involving our insurance subsidiaries;
•licensing requirements and approvals that affect our ability to do business;
•applicable privacy laws, including the protection of nonpublic personal information and personally identifiable information, including health information;
•cyber-security, privacy, and artificial intelligence laws and regulations;
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
Federal legislation typically does not directly impact our workers' compensation business, but our business may be directly or indirectly affected by changes in healthcare, occupational safety and health, and tax and financial regulations. These risks may become more significant in a volatile and uncertain regulatory environment or during times of rapid regulatory change. In addition, our costs of compliance may increase as a result of new or changing regulations or regulations in different jurisdictions that conflict with each other. Since healthcare costs are the largest component of our loss costs, we may be impacted by changes in healthcare legislation, which could affect healthcare costs and delivery in the future. There is also the possibility of federal regulation of insurance.
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
Lastly, the establishment of a comprehensive, universal single-payer health care coverage program which could potentially cover all injuries, including those that occur in the workplace, could adversely impact our current business model and negatively impact our financial condition and results of operations.
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
Our insurance subsidiaries are domiciled in California, Florida, Nevada, and New York. The insurance laws of these states generally require that any person seeking to acquire control of a domestic insurance company obtain the prior approval of the state's insurance commissioner. In California, Florida, Nevada, and New York, "control" is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states in which we are licensed require pre-notification to the state's insurance commissioner of a change in control of a non-domestic insurance company licensed in those states. Because we have insurance subsidiaries domiciled in California, Florida, Nevada, and New York, any transaction that would constitute a change in control of us would generally require the party attempting to acquire control to obtain the prior approval of the insurance commissioners of these states and may require pre-notification of the proposed change of control in these or other states in which we are licensed to transact business. The time required to obtain these approvals may result in a material delay of, or deter, any such transaction. These laws may discourage potential acquisition proposals or tender offers, and may delay, deter, or prevent a change of control, even if the acquisition proposal or tender offer is considered favorable to our stockholders.
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
Investment income is a key component of our revenue and net income. Our investment portfolio is managed by independent asset managers that operate under investment guidelines approved by our Audit Committee. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks that are beyond our control, including risks related to general economic conditions, interest rate fluctuations or prolonged periods of high or low interest rates, and market volatility. Interest rates are highly sensitive to many factors, including governmental fiscal and monetary policies and domestic and international economic and political conditions. These and other factors affect the capital markets and, consequently, the value of our investment portfolio.
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
Sharp increases in market interest rates throughout 2022 negatively impacted the fair value of our fixed maturity investments. In addition, economic and market disruptions caused by volatility and credit concerns in certain financial and banking markets, inflationary pressures, and geo-political uncertainties negatively impacted the fair value of our equity securities in 2022. The negative impacts to our investment portfolio experienced in 2022 consisted primarily of unrealized investment losses.
In 2023 and 2024, despite volatility, market interest rates largely stabilized, and equity markets performed well versus those of 2022. These factors served to meaningfully reduce, but did not eliminate, the unrealized losses that we experienced in 2022.
The outlook for our investment income is dependent on current and future interest rates, maturity schedules, and cash available for investment. In addition, the fair value of our fixed maturity securities that are available-for-sale (AFS) fluctuates with changes in interest rates and credit risk assumptions, which cause fluctuations in our stockholders' equity, net income and comprehensive income. A significant decline in our investment income or the value of our investments as a result of changes in interest rates, deterioration in the credit of the securities in which we have invested, decreased dividend payments, general market conditions, events that have an adverse impact on any particular industry, asset class, or geographic region in which we hold significant investments could have an adverse effect on our net income and, as a result, on our stockholders' equity and policyholder surplus.
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

We regularly review the valuation of our portfolio of fixed maturity investments, including the identification of other-than-temporary declines in fair value and current expected credit losses (CECL). The determination of the amount of impairments and/or credit losses recognized on our investments is based on our periodic evaluation and assessment of our investments and known and inherent risks associated with the various asset classes. There can be no assurance that we have accurately determined the level of impairments and/or credit losses reflected in our financial statements and additional provisions may need to be recognized in the future. Further, historical trends may not be indicative of future impairments and/or credit losses.
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
Our business is largely dependent on the efforts of our executives and other key employees because of their industry and technical expertise, knowledge of our markets, and relationships with the insurance agents, brokers, and other distribution partners that sell our products.
Our success depends in substantial part on our ability to attract and retain qualified executive officers, experienced underwriting, claims, and information technology personnel, and other highly skilled employees who are knowledgeable about our business. The success of our business is dependent in significant part on the efforts of our executive officers. Many of our employees are also particularly important to our operations because of their industry expertise, knowledge of our markets, and relationships with the insurance agents, brokers, and partners who sell our products. If we were to lose the services of members of our management team or other key employees, we may be unable to find replacements satisfactory to us and our business, which could disrupt our operations and adversely impact our financial performance and results of operations.
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
Companies are increasingly subject to a wide variety of attacks on their systems and networks on an ongoing basis. In addition to threats from traditional computer “hackers,” we face threats from malicious code (such as malware, viruses, worms, and ransomware), employee or contractor error or malfeasance, fraud, misconduct, or misuse, phishing, social engineering attacks and denial-of-service attacks. We could be a target for cybersecurity attacks designed to disrupt our operations or to attempt to gain access to our systems, data processed or maintained in our business, trade secrets, or other proprietary information or financial resources. The third parties we have outsourced business functions to also face significant security risks. Although we have implemented and are continually in the process of implementing additional systems and processes designed to protect our data and systems, these security measures cannot guarantee security. Because techniques used to obtain unauthorized access to or to sabotage systems change frequently and may not be known until launched, we and the third parties on which we rely may be unable to anticipate or prevent these attacks, react in a timely manner or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-and security-related incidents. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate, and otherwise handle.
Any security breach or security incident, or any outages or other disruption to systems used in our business, could interrupt our operations (including by impacting our ability to service our agents, insureds, and injured workers, generate and service direct-to-customer business, and meet certain regulatory requirements), result in loss or improper access to, or acquisition, disclosure, or other processing of, personal data and other sensitive and proprietary data, or a loss of intellectual property protection. Additionally, any actual or perceived outage, breach, incident, or disruption may harm our reputation and competitive position, reduce demand for our products and services, damage our relationships with customers or others or result in claims, demands, litigation, regulatory investigations and proceedings and significant legal, regulatory and financial exposure. Further, any such incidents or any perception that our security measures are inadequate could lead to a loss of confidence in us and harm to our reputation. Any of the foregoing matters could have a material adverse effect upon our business, financial condition, and operating results. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or other incident.
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
A failure to effectively maintain, enhance and modernize our information technology systems, effectively develop and deploy innovative technologies, and execute new business initiatives, including those involving artificial intelligence, could adversely affect our business.
Our success depends on our ability to maintain effective information technology systems, to enhance those systems to better support our business in an efficient and cost-effective manner, and to develop innovative technologies and capabilities, including those involving the use of data, analytics, and artificial intelligence, in pursuit of our long-term strategy. We have multiple initiatives that are focused on developing innovative technologies and capabilities and enhancing our information technology infrastructure. Some long-term technology development and new business initiatives may negatively impact our expense ratios as we invest in such initiatives, may cost more than anticipated to complete, or may not be completed. Additionally, these initiatives may be more time-consuming than anticipated, may not deliver the expected benefits upon completion, and/or may need to be replaced or become obsolete more quickly than expected, all of which could result in accelerated recognition of expenses. If we fail to successfully execute on new business initiatives, fail to maintain or enhance our existing information technology systems, or if we were to experience failure in developing and implementing new technologies, our relationships, ability to do business with our clients and/or our competitive position may be adversely affected. We could also experience other adverse consequences, including additional costs or write-offs of capitalized costs, unfavorable underwriting and reserving decisions, internal control deficiencies, and information security breaches resulting in loss or inappropriate disclosure of data.
We are subject to laws and regulations governing privacy and information security that could adversely affect our business or subject us to liability.
Privacy and information security are areas of increasing focus for our customers, regulators, and privacy advocates, and many jurisdictions are evaluating or have implemented laws and regulations relating to these matters. The laws, rules, regulations, standards and other actual and asserted obligations relating to privacy and information security to which we may be subject, or that otherwise apply to our business, are constantly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning these matters. We cannot fully predict the impact of these laws or regulations, including those that may be modified or enacted in the future, or new or evolving industry standards or actual or asserted obligations, relating to privacy, information security, or data processing on our business or operations.
These laws, regulations, and other obligations to which we are or may become subject, or that may be argued to apply to us, including contractual obligations and industry standards, may require us to modify our practices and policies and to incur substantial costs and expenses to comply. The interpretation and enforcement of these actual and asserted obligations are uncertain and constantly evolve, and it is possible that our products, services, or practices may be alleged to violate such laws, regulations, or other actual or asserted obligations to which we are or may be subject.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Our operations rely on the secure processing, storage, and transmission of personal, confidential, and other information. Our business, including our ability to adequately price products and services, establish reserves, provide an effective and secure service to our customers and report our financial results in a timely and accurate manner, depends significantly on the integrity, availability, and timeliness of the data we maintain, as well as the data held by our third party service providers. We manage cybersecurity risk via expectations set by our information security and related policies, real-time monitoring of threats, and recovery where needed through incident response plans.
We leverage ISO 27005, an international standard for identifying, measuring, and assessing cybersecurity risks, as a model for measuring our cybersecurity risk. The ISO 27005 model is periodically refreshed as new cybersecurity risks are identified.
Our Chief Information Security Officer (CISO) leverages vulnerability detection techniques to identify new cybersecurity risks. Our information security program is subject to periodic assessments using the ISO 27001 standard for managing cybersecurity. External security firms conduct penetration tests of our technology surface area internally and externally. Our information security program is also subject to internal and independent external audits.
We are not aware of any cybersecurity risks, including as a result of any cybersecurity incidents during 2024, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.
Third parties with access to sensitive data or systems are subject to due diligence and ongoing monitoring.
Potential new vendors and existing vendors that are known to have access to sensitive data or our systems are subject to a risk assessment process including the periodic review of independent security audits where available. Existing vendors are monitored via an automated service that rates companies’ publicly facing cybersecurity posture and identifies known vulnerabilities.
Governance
Our cybersecurity risks and strategies are overseen by both management, including our CISO, Chief Information Officer (CIO), VP, Enterprise Risk Management, Executive Risk Committee (ERC), and the Board and relevant Board committees, including the Risk Management, Technology & Innovation Committee (RMTIC). This structure reinforces that our most critical risks are effectively monitored and communicated to the Board, and management, including for the purposes of making any required disclosures in a timely manner. Cybersecurity risk assessments, subsequent findings, and response plans, including risks arising in connection with our use of vendors and third parties, are integrated within our Enterprise Risk Management framework.
Members of our senior management team have specific and relevant cybersecurity expertise and experience, including the following:
•Our CISO has more than 30 years of experience in technology and cybersecurity, he also holds multiple professional certifications in security, privacy, governance, audit, and technology.
•Our CIO has more than 17 years of experience in technology, she has directly managed global privacy, compliance, ethics, and records retention technology, has been responsible for addressing global cybersecurity risks, and has also attended multiple training programs in cybersecurity, privacy, governance, and technology.
•Our VP, Enterprise Risk Management holds a Certificate in Risk and Information Systems Controls certification and has more than 25 years of experience in managing technology delivery, vendor management, privacy, and governance.
Cybersecurity is one of several key risk categories that are evaluated and rated by the ERC on a quarterly basis. Each of our CISO, CIO, and VP, Enterprise Risk Management is a member of the ERC. The ERC reports periodically on its activities, findings, and areas of concern to the RMTIC. The RMTIC in turn reports to the Board on its oversight of cybersecurity risk.
Item 2. Properties
As of February 1, 2025, we leased a total of 50,152 square feet of office space in four states, including our corporate headquarters located in Reno, Nevada. Since 2021, we have reduced our real estate footprint by closing and vacating certain of our offices previously located in California, Missouri, Nevada, North Carolina and Wisconsin. We believe that our existing office space is adequate for our current needs. We will continue to evaluate our office needs and may further adjust our real estate footprint in the future.

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
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol "EIG." There were 648 registered holders of record as of February 24, 2025.
We have declared and paid quarterly cash dividends on our common stock in every year since we became a publicly traded company in 2007. We currently expect that quarterly cash dividends will continue to be declared and paid to our stockholders in the future. In addition, we may also pay special dividends from time-to-time as we did in 2022, though there can be no assurance that we will do so. Any determination to declare and pay additional or future dividends will be at the discretion of our Board and Audit Committee and will depend on:
•the surplus and earnings of our insurance subsidiaries and their ability to pay dividends and/or other statutorily permissible payments to their parent;
•our results of operations and cash flows;
•our financial position and capital requirements;
•general business conditions;
•any legal, tax, regulatory, and/or contractual restrictions on the payment of dividends; and
•any other factors our Board or Audit Committee may deem relevant.
Issuer Purchases of Equity Securities
We have repurchased shares of our common stock in every year since we became a publicly traded company in 2007, including the periods noted below. However, any repurchase of shares of our common stock in the future will be at the discretion of our Board and Audit Committee and will depend on:
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
The following table provides information with respect to the Company's repurchases of its common stock during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
October 1 – October 31, 2024	20,602	$47.45	20,602	$38.6
November 1 – November 30, 2024	11,242	48.17	11,242	38.1
December 1 – December 31, 2024	162,013	51.89	162,013	29.7
Total	193,857	$51.20	193,857
(1)Includes fees and commissions paid on stock repurchases, but excludes any applicable excise taxes imposed by the Inflation Reduction Act of 2022.
(2)On July 26, 2023, the Board authorized a stock repurchase authorization (the 2023 Program) for up to $50.0 million of repurchases of the Company's common stock from July 31, 2023 through December 31, 2024. On June 10, 2024, the Board authorized a $50.0 million addition to the 2023 Program, increasing our aggregate purchase authority to $100.0 million, and extended the repurchase authority pursuant to the 2023 Program through July 31, 2025. The 2023 Program provides that shares may be purchased in the open market and/or in privately negotiated transactions from time to time, and that all purchases shall be made in compliance with all applicable provisions of the Nevada Revised Statutes and federal and state securities laws including, but not limited to, Rules 10b5-1 and 10b-18 of the Exchange.

Performance Graph
The following information compares the cumulative total return on $100 invested in our common stock, ticker symbol EIG, for the period commencing at the close of market on December 31, 2019 and ending on December 31, 2024 with the cumulative total return on $100 invested in each of the Standard and Poor's (S&P) 500 Index (S&P 500) and the Standard and Poor's 500 Property-Casualty Insurance Index (S&P P&C Insurance Index). The calculation of cumulative total return assumes the reinvestment of dividends. The following graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any filing pursuant to the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Employers Holdings, Inc.
Cumulative Total Return Performance

Total Return Performance
$250
$200
$150
$100
$50
Index Value
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Period Ending
Employers Holdings, Inc.
S&P 500
S&P 500 P&C Insurance Index

	Period Ending
	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Employers Holdings, Inc.	$79.46	$104.79	$118.02	$110.83	$147.79
S&P 500	118.40	152.39	124.79	157.59	197.02
S&P 500 P&C Insurance Index	106.96	127.58	151.65	168.05	227.67
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
General
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers' compensation insurance coverage to small and mid-sized businesses engaged in low-to-medium hazard industries. Workers' compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees' medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers' compensation insurance throughout most of the United States, with a concentration in California, where 45% of our in-force premiums are generated. Our revenues primarily consist of net premiums earned, net investment income, and net realized and unrealized gains and (losses) on investments.
The insurance industry is highly competitive, and there is significant competition in the national workers' compensation industry that is based on price and quality of services. We compete with other specialty workers' compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, self-insurance funds, and state insurance pools.
We target small to mid-sized businesses, as we believe that this market is traditionally characterized by higher profitability and stronger persistency when compared to the U.S. workers' compensation insurance industry in general. We believe we can price our policies at levels that are competitive and profitable over the long-term given our expertise in underwriting and claims handling in this market segment. Our underwriting approach is to consistently underwrite small to mid-sized business accounts at appropriate and competitive prices without sacrificing long-term profitability and stability for short-term revenue growth.
Overview
Summary Financial Results
Our net income was $118.6 million, $118.1 million, and $48.4 million in 2024, 2023, and 2022, respectively. The key factors that affected our financial performance during those years included:
•Net premiums earned increased 3.8% in 2024 and 6.9% in 2023, each compared to the previous year;
•Losses and LAE increased 12.4% in 2024 and 3.8% in 2023, each compared to the previous year;
•Underwriting and general and administrative expenses decreased 1.9% in 2024 and increased 7.6% in 2023, each compared to the previous year;
•Underwriting income was $15.6 million, $36.2 million, and $21.0 million in 2024, 2023, and 2022, respectively;
•Net investment income increased 0.5% in 2024 and 18.6% in 2023, each compared to the previous year;
•Net realized and unrealized gains (losses) on investments were $24.1 million, $22.7 million, and $(51.8) million in 2024, 2023, and 2022, respectively; and
•Other non-recurring expenses were $11.0 million in 2023. We did not incur any such expenses in 2024 or 2022.

Summary of Year Ended December 31, 2024
Our underwriting results for the year ended December 31, 2024 reflect increases in net premiums earned from higher new and renewal business premiums, and lower underwriting and general and administrative expenses, partially offset by lower final audit premiums and endorsements, a decrease in favorable prior year loss reserve development, and a higher current accident year loss and LAE ratio. Our investment results benefited from continued strong net investment income and net realized and unrealized gains.
Summary of Year Ended December 31, 2023
Our underwriting results for the year ended December 31, 2023 reflect increases in net premiums earned from higher new and renewal business premiums, strong final audit premiums, and significant net favorable prior year loss reserve development. Our investment results benefited from a sharp increase in our net investment income due to higher bond yields and net realized and unrealized gains. Our non-underwriting expenses in 2023 included the cost of the early lease termination of our former corporate headquarters and a write-off of previously capitalized cloud computing costs associated with a former policy management system.
Summary of Year Ended December 31, 2022
Our underwriting results for the year ended December 31, 2022 reflect increases in net premiums earned from higher new and renewal business premiums, strong final audit premiums, and significant net favorable prior year loss reserve development. Our investment results reflect an increase in net investment income due to higher bond yields, offset by net realized and unrealized losses.
Our consolidated financial results of operations for the three year period ending December 31, 2024 are as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Gross premiums written	$776.3	$767.7	$714.2
Net premiums written	$769.5	$760.6	$707.2

Net premiums earned	$749.5	$721.9	$675.2
Net investment income	107.0	106.5	89.8
Net realized and unrealized gains (losses) on investments	24.1	22.7	(51.8)
Other (loss) income	0.1	(0.2)	0.3
Total revenues	880.7	850.9	713.5

Underwriting expenses:
Losses and LAE	456.2	405.7	391.0
Commission expense	101.2	100.0	95.9
Underwriting and general and administrative expenses	176.5	180.0	167.3
Non-underwriting expenses:
Interest and financing expenses	0.1	5.8	3.5
Other expenses	—	11.0	—
Total expenses	734.0	702.5	657.7

Net income before income taxes	146.7	148.4	55.8
Income tax expense	28.1	30.3	7.4
Net income	$118.6	$118.1	$48.4
A primary measure of our financial strength and performance is our ability to increase Adjusted stockholders' equity and Adjusted stockholders' equity per share over the long-term. We believe that this measure is important to our investors, analysts, and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry. Further, the change in our adjusted stockholders' equity per share (after taking into account stockholder dividends declared) serves as the performance measure associated with our 2024, 2023, and 2022 performance share unit awards. The following table shows a reconciliation of our Stockholders' equity on a GAAP basis to our Adjusted stockholders' equity.

	Years Ended December 31,
	2024	2023
	(in millions, except share and per share data)
GAAP stockholders' equity	$1,068.7	$1,013.9
Deferred Gain - LPT agreement	94.0	99.2
Accumulated other comprehensive loss, net of tax	82.5	86.0
Adjusted stockholders' equity(1)	$1,245.2	$1,199.1

Ending common shares outstanding	24,556,706	25,369,753
Adjusted stockholders' equity per share	$50.71	$47.26
(1) Adjusted stockholders' equity is a non-GAAP measure consisting of total GAAP stockholders' equity plus the Deferred Gain, minus Accumulated other comprehensive gain (loss), net of tax.
During 2024, we grew our Adjusted stockholders’ equity by $46.1 million (or $3.45 per share), despite returning $71.7 million to stockholders through share repurchases and dividends declared on common stock and eligible plan awards. During 2023, we grew our Adjusted stockholders’ equity by $9.9 million (or $3.48 per share), despite returning $106.5 million to stockholders through share repurchases and dividends declared on common stock and eligible plan awards.
I.Review of Underwriting Results
Underwriting income or loss is determined by deducting losses and LAE, commission expenses, and underwriting and general and administrative expenses from net premiums earned. Our underwriting results for the three year period ending December 31, 2024 are as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Gross premiums written	$776.3	$767.7	$714.2
Net premiums written	$769.5	$760.6	$707.2

Net premiums earned	$749.5	$721.9	$675.2

Losses and LAE	456.2	405.7	391.0
Commission expense	101.2	100.0	95.9
Underwriting and general and administrative expenses	176.5	180.0	167.3
Total underwriting expenses	733.9	685.7	654.2
Underwriting income	$15.6	$36.2	$21.0
Total impact of the LPT	(5.6)	(7.2)	(8.3)
Underwriting income excluding LPT(1)	$10.0	$29.0	$12.7

Loss and LAE ratio	60.9%	56.2%	57.9%
Commission expense ratio	13.5	13.9	14.2
Underwriting expense ratio	23.5	24.9	24.8
Combined ratio	97.9%	95.0%	96.9%
Total impact of the LPT	0.7%	1.0%	1.2%
Combined ratio excluding LPT(1)	98.6%	96.0%	98.1%
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
Gross Premiums Written
Gross premiums written were $776.3 million, $767.7 million, and $714.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. The modest growth in our premiums written in 2024 was the result of higher new and renewal business premiums, partially offset by lower final audit premiums and endorsements. The growth in new business premiums experienced in 2024 was the result of increases in new business submissions, quotes and binds in the majority of the states in which we operate, which is being largely driven by the expansion in the classes of business that we offer. Our premiums written in 2024 were negatively impacted by a $16.5 million decrease to our ending final audit premium accrual, partially offset by $10.7 million of final audit premium pick-up. Further, our renewal premiums benefited from strong retention rates experienced throughout the year.
The solid growth in our premiums written in 2023 was the result of higher new and renewal business premiums and strong final audit premiums. The growth in new business premiums experienced in 2023 was mostly the result of increases in new business submissions, quotes, and binds in most of the states in which we operate, which was largely driven by our expansion in the classes of business that we offer. Our premiums written in 2023 benefited from a $3.6 million increase to our ending final audit premium accrual and $29.2 million of final audit premium pick-up. Further, our renewal premiums benefited from strong retention rates experienced throughout the year.
Net Premiums Written
Net premiums written are gross premiums written less reinsurance premiums ceded. For each of the years presented, the reinsurance premiums ceded are related to our July 1- June 30 annual reinsurance programs as further described herein.
Net premiums written were $769.5 million, $760.6 million, and $707.2 million for the years ended December 31, 2024, 2023, and 2022, respectively, which included $6.8 million, $7.1 million, and $7.0 million of reinsurance premiums ceded, respectively.
Net Premiums Earned
Net premiums earned are primarily a function of the amount and timing of net premiums previously written.
Net premiums earned were $749.5 million, $721.9 million, and $675.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Losses and LAE, Commission Expenses, and Underwriting Expenses
The following table presents our calendar year combined ratios.

	Years Ended December 31,
	2024	2023	2022
Loss and LAE ratio excluding LPT	61.6%	57.2%	59.1%
Loss and LAE ratio - LPT	(0.7)%	(1.0)%	(1.2)%
Commission expense ratio	13.5	13.9	14.2
Underwriting expense ratio	23.5	24.9	24.8
Combined ratio	97.9%	95.0%	96.9%
Combined ratio excluding LPT	98.6%	96.0%	98.1%
Losses and LAE represent our largest expense item and includes claim payments made, amortization of the Deferred Gain, Contingent Commission adjustments, estimates for future claim payments and changes in those estimates for current and prior accident years, and costs associated with investigating, defending, and adjusting claims. The accuracy of our financial reporting depends in large part on determining our losses and LAE reserves, which are inherently uncertain as they are estimates of the ultimate cost of individual claims based on actuarial estimation techniques.
Our current accident year loss and LAE estimate excluding the LPT for the year ended December 31, 2024 continues to consider, and benefit from, overall declines in the on-leveled frequency of compensable indemnity claims. We believe that our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. Our current accident year loss and LAE ratio continues to reflect the impact of key business initiatives, including: an emphasis on accelerated settlements of open claims; further diversifying its risk exposure across geographic markets, when appropriate; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets.
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
The table below reflects current and prior accident year loss and LAE reserve adjustments, the impact of the LPT, and the resulting impact to our loss ratio.

	Years Ended December 31,
	2024	2023	2022
	(dollars in millions)
Current accident year losses and LAE - excluding LPT	$480.2	$457.8	$432.8
Prior accident year favorable loss reserve development, net	(18.4)	(44.9)	(33.5)
Impact of LPT	(5.6)	(7.2)	(8.3)
Calendar year losses and LAE	$456.2	$405.7	$391.0

Current accident year loss and LAE ratio	64.1%	63.4%	64.1%
Calendar year loss and LAE ratio	60.9%	56.2%	57.9%
Calendar year loss and LAE ratio - excluding LPT	61.6%	57.2%	59.1%
The increase in our calendar year losses and LAE from 2023 to 2024 was primarily due to higher earned premiums, a slightly higher current accident year loss and LAE estimate and less net favorable prior year loss reserve development. Net favorable prior year loss reserve development recognized in 2024 was $18.4 million versus $44.9 million in 2023. The increase in our calendar year losses and LAE from 2022 to 2023 was primarily due to higher earned premiums, partially offset by higher net favorable prior year loss reserve development. Net favorable prior year loss reserve development recognized in 2023 was $44.9 million versus $33.5 million recognized in 2022.
The net favorable development recognized in 2024 resulted primarily from overall favorable loss experience, including decreasing medical paid loss trends in California, partially offset by unfavorable prior year loss experience in accident years 2023 and 2021 associated with certain large claims.
The net favorable development recognized in 2023 was primarily the result of decreasing medical paid loss trends in California related to accident years 2020 and prior, partially offset by reserve strengthening related to accident year 2021. The rapid economic rebound following the COVID-19 pandemic led to large premium and payroll increases related to accident year 2021 that were recognized through policy audits in subsequent years. In response, we strengthened our reserves for accident year 2021 to reflect the potential for higher losses arising from the higher than expected premium exposure.
The net favorable development recognized in 2022 was primarily the result of decreasing medical and indemnity paid loss trends related to accident years 2020 and prior.

The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive Income (Loss).

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Amortization of the Deferred Gain - losses	$6.1	$6.3	$6.8
Amortization of the Deferred Gain - Contingent Commission	0.8	1.5	1.5
Impact of LPT Reserve adjustments(1)	(1.7)	(0.9)	—
Contingent Commission adjustments(2)	0.4	0.3	—
Total impact of the LPT	$5.6	$7.2	$8.3
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
(2)LPT Contingent Commission adjustments resulted in an adjustment to the Contingent commission receivable - LPT Agreement, which is recognized in losses and LAE incurred on our Consolidated Statements of Comprehensive Income (Loss). See Note 2 in the Notes to our Consolidated Financial Statements.
Commission Expense Ratio.
Commission expenses include direct commissions to our agents and brokers, including our partnerships and alliances, for the premiums that they produce for us, as well as agency incentive payments, other marketing costs, and fees.
We refined the presentation of certain expenses associated with our involuntary premium during the year ended December 31, 2024. This revision, which was immaterial, reduced our 2024 commission expenses and commission expense ratio by $2.4 million and 0.3 percentage points, respectively, and increased our 2024 underwriting and general and administrative expenses and underwriting and general and administrative expense ratio by the same amounts. This revision had no effect on our total expenses or net income.
Our commission expense ratio was 13.5%, 13.9%, and 14.2%, and our commission expenses were $101.2 million, $100.0 million, and $95.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. The decrease in our commission expense ratio from 2023 to 2024 was primarily related to the expense revision we made in 2024 associated with our involuntary premium. The decrease in our commission expense ratio from 2022 to 2023 was primarily related to a write-off of uncollectible premium, which resulted in a reversal of commissions.
Underwriting and General and Administrative Expense Ratio.
Underwriting and general and administrative expenses represent those costs required to run the business, including costs incurred to underwrite and maintain the insurance policies we issue, excluding commissions. Variable underwriting expenses, such as premium taxes, policyholder dividends, and other expenses that vary directly with the production of new or renewal business, are recognized as the associated written premiums are earned. Fixed underwriting expenses, such as the operating expenses of EHI and its subsidiaries, do not vary directly with the production of new or renewal business and are recognized as incurred.
Our underwriting and general and administrative expense ratio was 23.5%, 24.9%, and 24.8%, and our underwriting expenses were $176.5 million, $180.0 million, and $167.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.
During 2024, our fixed underwriting expenses decreased by $13.4 million, primarily the result of decreases in depreciation and amortization, professional fees, and advertising and marketing expenses, partially offset by the expense revision we made in 2024 associated with our involuntary premium. The decreases in our fixed underwriting expenses were, in large part, the result of our Cerity integration plan that was undertaken in the fourth quarter of 2023. These decreases were partially offset by increases in our variable underwriting expenses of $9.9 million, which primarily related to our allowance for bad debt and premium tax and assessments.
During 2023, our fixed underwriting expenses increased by $7.5 million, primarily the result of increases in compensation-related expenses and professional fees, partially offset by decreases in facilities and advertising expenses. During 2023, our variable underwriting expenses also increased by $5.2 million, primarily due to higher policyholder dividends and our allowance for bad debt.

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
Net investment income was $107.0 million, $106.5 million, and $89.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. The consistent level of net investment income in 2024 was due to higher investment yields being partially offset by a lower average invested balance of fixed maturity securities, short-term investments, and cash and cash equivalents, as measured by amortized cost. The lower average invested balances in 2024 resulted primarily from the unwinding of our former Federal Home Loan Bank of San Francisco (FHLB) leveraged investment strategy, which was in effect from the first quarter of 2022 to the fourth quarter of 2023. Pursuant to that strategy, certain of our insurance subsidiaries had received aggregate advances under the FHLB Standard Credit Program, the proceeds from which were used to purchase an equivalent amount of high-quality collateralized loan obligation securities. The increase in net investment income in 2023 was due to higher bond yields, partially offset by lower invested balances of fixed maturity securities and short-term investments, as measured by amortized cost. The average pre-tax ending book yield on our invested assets was 4.5%, 4.3%, and 3.0% at December 31, 2024, 2023, and 2022, respectively.
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
Net realized and unrealized gains (losses) on investments were $24.1 million, $22.7 million, and $(51.8) million for the years ended December 31, 2024, 2023, and 2022, respectively.
Net realized and unrealized gains (losses) on investments in 2024 included $26.2 million of net realized and unrealized gains on equity securities, $(8.8) million of net realized losses on fixed maturity securities, and $6.7 million of unrealized gains on other invested assets. The net investment gains on our equity securities were largely consistent with the performance of the U.S. equity markets. The net investment losses on our fixed maturity securities were primarily the result of sales associated with the rebalancing of our fixed maturity investment portfolio, partially offset by a decrease of $1.6 million in our allowance for CECL. The net investment gains on our other invested assets resulted primarily from an increase in the underlying value of the private equity limited partnership interests we own.
Net realized and unrealized gains (losses) on investments in 2023 included $27.0 million of net realized and unrealized gains on equity securities, $(8.0) million of net realized losses on fixed maturity securities, and $3.7 million of unrealized gains on other invested assets. The net investments gains on our equity securities were largely consistent with the performance of U.S. equity markets. The net investment losses on our fixed maturity securities were largely concentrated in certain holdings in the financial and banking sectors and were partially offset by a decrease of $1.8 million in our allowance for CECL. The net investment gains on our other invested assets resulted primarily from an increase in the underlying value of the private equity limited partnership interests we own.
Net realized and unrealized gains (losses) on investments in 2022 included $(49.2) million of net realized and unrealized losses on equity securities, $(3.6) million of net realized losses on fixed maturity securities, and $1.0 million of unrealized gains on other invested assets. The net investment losses on our equity securities were largely consistent with the performance of U.S. equity markets. The net investment losses on our fixed maturity securities were primarily the result of rising market interest rates and a $4.3 million net increase in our allowance for CECL. The net investment gains on our other invested assets resulted primarily from an increase in the underlying value of the private equity limited partnership interests we own.
Additional information regarding our Investments is set forth under "–Liquidity and Capital Resources–Investments" and Note 5 in the Notes to our Consolidated Financial Statements.
Other Income (Loss)
Other income (loss) consists of net gains and losses on fixed assets, non-investment interest, and other miscellaneous income and expense items. Other income (loss) was $0.1 million, $(0.2) million, and $0.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Interest and Financing Expenses
Interest and financing expenses include fees and interest associated with our credit facilities, fees and interest associated with our various credit arrangements with the FHLB, finance lease interest, and other financing fees.
Interest and financing expenses were $0.1 million, $5.8 million, and $3.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The decrease in interest and financing expenses in 2024, versus those of 2023, resulted primarily from the unwinding of our former FHLB leveraged investment strategy, which was in effect from the first quarter of 2022 to the fourth quarter of 2023.
The increase in interest and financing expenses in 2023, versus those of 2022, were the result of advances we received from the FHLB Standard Credit Program associated with our FHLB leveraged investment strategy, which were fully repaid at December 31, 2023.
Other Expenses
In 2023, we wrote-off $1.6 million of previously capitalized cloud computing costs associated with a policy management system as part of a continual evaluation of our ongoing technology initiatives. Additionally, we recorded a non-recurring charge in connection with the early termination of the lease associated with our former corporate headquarters in Reno, Nevada. This charge included a one-time lease termination payment of $7.6 million, a write-off related to remaining leasehold improvements and furniture and equipment of $2.6 million, and estimated miscellaneous expenses associated with exiting the property of $0.2 million. We also recognized a related lease termination gain pertaining to the elimination of the lease liability, net of an associated right-of-use asset (ROU asset) of $1.0 million, which was included in Other expenses on our Consolidated Statements of Comprehensive Income (Loss). The decision to terminate the former Reno operating lease was undertaken as part of an ongoing review of our facility needs.
Income Tax Expense
Income tax expense was $28.1 million, $30.3 million, and $7.4 million for the years ended December 31, 2024, 2023, and 2022, respectively, representing effective tax rates of 19.2%, 20.4%, and 13.3% for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Tax-advantaged investment income, pre-Privatization loss and LAE reserve adjustments, LPT adjustments, Deferred Gain amortization, certain other adjustments and tax credits utilized reduced our income tax expense computed at a statutory rate of 21% by $2.7 million, $0.9 million, and $4.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.
In addition to the adjustments described above, our effective tax rate in 2022 was further reduced by a $1.4 million non-recurring Federal income tax benefit attributable to the repeal of Internal Revenue Code (IRC) section 847.
Additionally, we recognize deferred tax assets when we determine that such assets are more-likely-than-not to be realized in future periods. In making such a determination, we consider all available evidence, including future reversals of existing taxable temporary differences, tax-planning strategies, projected future taxable income, projected future tax rates, and results of recent operations. If it is determined that it is not more-likely-than-not that we could fully realize our deferred tax assets in future periods, we would establish a deferred tax asset valuation allowance that would increase our provision for income taxes. As of December 31, 2024, we did not require a deferred tax asset valuation allowance.
For additional information regarding our income tax expense see Note 8 in the Notes to our Consolidated Financial Statements.
Liquidity and Capital Resources
We believe that our total capital position remains strong and that the liquidity available to EHI and its subsidiaries remains adequate and will be sufficient for our financing needs in the next 12 months and in the longer term period thereafter. As a result, we do not currently foresee a need to: (i) suspend dividends at either EHI or its insurance subsidiaries; (ii) forego repurchases of EHI's common stock; (iii) seek additional capital; or (iv) seek any material non-investment asset sales, though we may decide to pursue those or other options if our financial circumstances change or if we deem it strategically advantageous to do so.
EHI Liquidity
EHI is a holding company and its ability to fund its operations is contingent upon its existing capital and the ability of its subsidiaries to pay it dividends. Any payments of dividends by our insurance subsidiaries are restricted by state insurance laws and regulations, including laws establishing minimum solvency and liquidity thresholds. EHI requires cash to pay dividends to its stockholders, repurchase its common stock, provide additional surplus to its insurance subsidiaries, and fund its operating expenses.
Total cash and investments at the holding company were $58.1 million at December 31, 2024, consisting of $9.8 million of cash and cash equivalents, $23.8 million of fixed maturity securities and $24.5 million of equity securities.
Credit Agreement
On May 28, 2024, EHI entered into a Credit Agreement (the Credit Agreement) with Wells Fargo Bank National Association, as both administrative agent and issuing lender. The Credit Agreement provides for a $25.0 million, unsecured, three-year revolving credit facility and is guaranteed by certain of EHI's wholly owned subsidiaries, Employers Group, Inc. (EGI) and Cerity Group, Inc. (CGI). Borrowings under the Credit Agreement may be used for working capital and general corporate purposes of EHI and its subsidiaries. Pursuant to the terms of the Credit Agreement, EHI has an option to request an increase of the credit available under the facility up to a maximum facility amount of $35.0 million, subject to the consent of the lender(s) and the satisfaction of certain conditions.
The interest rates applicable to loans under the Credit Agreement are generally based on either, at EHI's option: (i) a base rate, defined as the higher of the Prime Rate, the Federal Funds Rate plus 1.25% and the Adjusted Term Secured Overnight Financing Rate (SOFR) for a one-month tenor plus 1.75%, or (ii) an Adjusted Term SOFR Rate, defined as the applicable Adjusted Term SOFR Rate plus 1.75%. In addition, EHI is subject to a fee on the lender’s unused commitment, ranging from 0.30% to 0.55%. The applicable margin and the amount of such commitment fee vary based upon the financial strength rating of EHI’s insurance subsidiaries as most recently announced by AM Best or EHI’s debt to total capitalization ratio if such financial strength rating is not available. Total interest paid and/or fees incurred pursuant to the Credit Agreement was $0.1 million for the year ended December 31, 2024.
The Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth, defined as EHI’s total stockholders’ equity excluding any accumulated other comprehensive income or loss, of no less than $800.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. As of December 31, 2024, EHI has remained in compliance with all of the covenants associated with the Credit Agreement.
On January 8, 2025, AM Best upgraded the financial strength ratings of EHI’s insurance subsidiaries to “A” (Excellent). As a result of this ratings action, and effective as of that date: (i) the applicable margin with respect to SOFR loans was reduced from 1.75% to 1.50%; (ii) the applicable margin with respect to base rate loans was reduced from 0.75% to 0.50%; and (iii) the annual commitment fee on the unused portion of the facility was reduced from 0.35% to 0.30%.
Former Credit Agreement
On December 15, 2020, EHI entered into a Credit Agreement (the former Credit Agreement) with a syndicate of financial institutions. The former Credit Agreement provided EHI with a $75.0 million three-year revolving credit facility and was guaranteed by EHI's wholly owned subsidiaries, EGI and CGI. Borrowings under the former Credit Agreement could be used for working capital and general corporate purposes.
The interest rates applicable to loans under the former Credit Agreement were generally based on, at EHI's option, a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Adjusted Term SOFR rate, plus a specified margin, ranging from 1.25% to 2.25%. In addition, EHI paid a fee on each lender's unused commitment, ranging from 0.20% to 0.50%. Interest paid and/or fees incurred pursuant to the former Credit Agreement was $0.5 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.
The former Credit Agreement contained covenants that required EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth; and (ii) a debt to total capitalization ratio of no more than 35%. EHI was in compliance with all the covenants associated with the former Credit Agreement from its inception to its expiration on December 15, 2023.
Dividend and Distribution Ability
Our insurance subsidiaries' ability to pay dividends and distributions is based on their reported capital, surplus, and the amount of dividends paid to their immediate holding company within the prior twelve months. Throughout 2025, EICN, ECIC, EPIC and EAC can pay up to an aggregate of $85.0 million in ordinary dividends to EGI, and CIC can pay up to $5.9 million of ordinary dividends to CGI. Upon receipt of such dividends and upon approval by their respective Boards, EGI and CGI may then, in turn, dividend those amounts to EHI.
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
Total cash and investments held by our operating subsidiaries was $2,474.4 million at December 31, 2024, consisting of $58.7 million of cash and cash equivalents, and restricted cash, $2,073.6 million of fixed maturity securities, $235.3 million of equity securities, $0.1 million of short-term investments, and $106.6 million of other invested assets. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of December 31, 2024 consisted of $58.5 million of cash and cash equivalents, $229.6 million of publicly-traded equity securities whose proceeds are available within two business days, and $861.2 million of highly liquid fixed maturity securities whose proceeds are also available within two business days. We believe that our subsidiaries' liquidity needs over the next 12 months and for the longer term period thereafter will be met with cash from operations, investment income, and maturing investments.
Each of our insurance subsidiaries are members of the FHLB. Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on our statutory admitted assets on a per company basis.
During 2022, our insurance subsidiaries, with the exception of CIC, received aggregate advances of $182.5 million under the FHLB Standard Credit Program. These advances could be repaid at any time without penalty and were collateralized by eligible investment securities. The proceeds from these advances were used to purchase an equivalent amount of high-quality collateralized loan obligation securities. Interest incurred and paid during the year ended December 31, 2023 each totaled $5.3 million, and in 2022 totaled $3.0 million and $2.3 million, respectively. In 2023, our insurance subsidiaries repaid all of their advances under the FHLB Standard Credit Program.
FHLB membership also allows our insurance subsidiaries access to standby Letter of Credit Agreements. Throughout 2022 and 2023, EAC, ECIC, and EPIC had $25.0 million, $35.0 million, and $10.0 million of Letter of Credit Agreements in effect, respectively. On October 9, 2024, EPIC amended its existing Letter of Credit Agreement to increase its capacity to $110.0 million. The Letter of Credit Agreements in effect will expire on March 31, 2025 and may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and must be fully secured with eligible collateral at all times (See Note 11 in the Notes to our Consolidated Financial Statements).
We purchase reinsurance annually to protect us against the costs of severe claims and certain catastrophic events. On July 1, 2024, we entered into a new reinsurance program that is effective through June 30, 2025. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis; including a maximum any one life limit of $20.0 million, subject to certain exclusions. We believe that our reinsurance program currently meets our needs.
Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The amount of capital in our insurance subsidiaries is maintained relative to standardized capital adequacy measures such as risk-based capital (RBC), as established by the National Association of Insurance Commissioners. The RBC standard was designed to provide a measure by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of RBC. Each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements that correspond to any level of regulatory action at December 31, 2024.
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $630.9 million and $748.1 million were on deposit at each of December 31, 2024 and 2023, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $170.0 million and $70.0 million of securities on deposit at December 31, 2024 and 2023, respectively.
Certain reinsurance contracts require funds owned by us to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we have assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $3.0 million at both December 31, 2024 and 2023.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our cash forecasts as appropriate.

The table below shows our net cash flows. For additional information regarding our cash flows, see Item 8, Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2024	2023	2022
Cash, cash equivalents, and restricted cash provided by (used in):	(in millions)
Operating activities	$76.4	$49.4	$99.8
Investing activities	(159.7)	377.3	(146.1)
Financing activities	(74.8)	(289.5)	60.4
(Decrease) increase in cash, cash equivalents, and restricted cash	$(158.1)	$137.2	$14.1
Operating Activities
Net cash provided by operating activities in 2024 included net premiums received of $769.9 million, investment income received of $106.6 million and cash received of $14.6 million for the final payment of the Contingent Commission. These operating cash inflows were partially offset by net claims payments of $522.0 million, underwriting and general and administrative expenses paid of $160.7 million, commissions paid of $100.9 million, interest and financing fees paid of $0.1 million, and federal income taxes paid of $31.0 million.
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
Investing Activities
Net cash used in investing activities in 2024 related primarily to investments of premiums received, the receipt of the Contingent Commission, the reinvestment of funds from investment sales, maturities, redemptions, and interest income. The cash outflows used in these activities were largely offset by investment sales, maturities, and redemptions whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases.
Net cash provided by investing activities in 2023 related primarily to investment sales, maturities, and redemptions whose proceeds were used to fund claims payment, underwriting and general and administrative expenses, stockholder dividend payments, common stock repurchases, and to repay FHLB advances. The cash inflows provided by these activities were largely offset by investments of premiums received and reinvestment of funds from investment sales, maturities, redemptions, and interest income.
Net cash used in investing activities in 2022 related primarily to FHLB advances received, and reinvestment of funds from investment sales, maturities, redemptions, and interest income. The cash outflows used in these activities were partially offset by investment sales, maturities and redemptions whose proceeds were used to fund claims payments, underwriting and general and administrative expenses, stockholder dividend payments, and common stock repurchases.
Financing Activities
Net cash used in financing activities in 2024 related primarily to stockholder dividend payments and common stock repurchases.
Net cash used in financing activities in 2023 related primarily to stockholder dividend payments, common stock repurchases, and repayments of FHLB advances.
Net cash provided by financing activities in 2022 related primarily to FHLB advances received, partially offset by common stock repurchases and stockholder dividend payments. During the year ended December 31, 2022, we also borrowed and repaid $10.0 million under the Credit Agreement.
Dividends. We paid $30.3 million, $29.7 million, and $28.8 million in regular quarterly dividends to our stockholders and eligible equity plan award holders in 2024, 2023, and 2022, respectively. We also paid $27.5 million and $34.0 million in special dividends to our stockholders in June 2022 and December 2022. The declaration and payment of future dividends to our stockholders, including any special dividends, will be at the discretion of our Board and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors that our Board deems relevant. On February 19, 2025, the Board declared a $0.30 quarterly dividend per share, payable March 19, 2025, to stockholders of record on March 5, 2025.
Repurchases of Common Stock. We repurchased $41.7 million, $77.1 million, and $30.4 million of our common stock in 2024, 2023, and 2022, respectively. On July 26, 2023, our Board authorized a new stock repurchase authorization for repurchases of up to $50.0 million of our common stock from July 31, 2023 through December 31, 2024 (the 2023 Program). On June 10, 2024, the Board authorized a $50.0 million addition to the 2023 Program, increasing our aggregate purchase authority to $100.0 million, and extended the repurchase authority pursuant to the 2023 Program through July 31, 2025. Future repurchases of our common stock will be at the discretion of our Board and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, general business and socioeconomic conditions, legal, tax, regulatory, and/or contractual restrictions, and any other factors our Board deems relevant. As of December 31, 2024, we had a remaining common stock repurchase authorization of $29.7 million. See Item 5, Issuer Purchases of Equity Securities.
Capital Resources
As of December 31, 2024, the capital resources available to us consisted of $1,068.7 million of stockholders' equity and the $94.0 million Deferred Gain.
Stockholders' Equity. The following table summarizes our beginning and ending stockholders' equity balance and the changes thereto for each of the years ended December 31, 2024, 2023, and 2022:

	December 31,
	2024	2023	2022
	(in millions)
Beginning Balance	$1,013.9	$944.2	$1,213.1
Stock-based obligations	6.2	6.1	5.1
Stock options exercised	—	0.7	1.1
Shares withheld to satisfy minimum tax withholdings for certain stock-based obligations	(1.8)	(1.6)	(2.3)
Acquisition of common stock	(41.7)	(77.1)	(30.4)
Dividends declared on common stock and eligible plan awards	(30.0)	(29.4)	(91.3)
Net income for the year	118.6	118.1	48.4
Change in net unrealized gains (losses) on investments, net of taxes	3.5	52.9	(199.5)
Ending Balance	$1,068.7	$1,013.9	$944.2
Deferred Gain. The Deferred Gain, which totaled $94.0 million and $99.2 million as of December 31, 2024 and 2023, respectively, reflects the unamortized gain from the LPT Agreement. See Note 2 in the Notes to our Consolidated Financial Statements.

Contractual Obligations and Commitments
Other than operating expenses, our current and long-term cash requirements include the following contractual obligations and commitments as of December 31, 2024:
Leases
We have entered into lease arrangements for certain equipment and facilities. As of December 31, 2024, we had lease payment obligations totaling $4.4 million, of which $1.6 million is payable within 12 months.
Other Purchase Obligations
We have other purchase obligations that primarily consist of non-cancellable obligations to acquire capital assets, commitments for information technology and related services, software acquisition and license commitments and other legally binding agreements to purchase services that are to be used in our operations. As of December 31, 2024, we had other purchase obligations totaling $13.8 million, of which $7.8 million is payable within 12 months.
Unfunded Investment Commitments
As of December 31, 2024, we had private equity limited partnerships with unfunded investment commitments totaling $15.6 million that can be called at any time.
Unpaid Losses and LAE reserves
We have developed unpaid losses and LAE expense payment patterns that are computed based on historical information. Our calculation of loss and LAE expense payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, to the extent that current estimates of losses and LAE expense vary from actual ultimate claims amounts due to variations between expected and actual payment patterns. As of December 31, 2024, we had unpaid losses and LAE reserves totaling $1,808.2 million, of which $304.3 million is payable within 12 months. For a discussion of our reserving process, see ''–Critical Accounting Estimates–Reserves for Losses and LAE.''
The unpaid losses and LAE expense payment patterns are gross of reinsurance recoverables for unpaid losses. As of December 31, 2024, we had reinsurance recoverables on unpaid losses and LAE totaling $411.5 million, of which $29.0 million is currently expected to be received within 12 months.
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total returns; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance. These investments provide a steady source of income.
Our Investment Managers follow our written investment guidelines, which are approved by the Audit Committee. Our asset allocation is reevaluated by management and reviewed by the Audit Committee on a quarterly basis. We also utilize our Investment Managers' investment advisory services to assist us in developing a tailored set of portfolio targets and objectives.
As of December 31, 2024, our investment portfolio consisted of 85% fixed maturity securities which had a duration of 4.5 at December 31, 2024. Our fixed maturity investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “A,” using ratings assigned by S&P or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity portfolio had a weighted average quality of “A+” as of December 31, 2024.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $254.1 million at December 31, 2024, which represented 11% of our investment portfolio at that time. We also have a $5.7 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our investment portfolio also contains certain other investments, which made up 4% of our investment portfolio at December 31, 2024, and include private equity limited partnerships. Our investments in private equity limited partnerships totaled $106.6 million at December 31, 2024 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner's discretion. We periodically receive distributions of proceeds from dividends and interest from fund investments, as well as from any dispositions of fund investments, during the full course of the fund term. As of December 31, 2024, we had unfunded commitments to these private equity limited partnerships totaling $15.6 million.

We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average ending book yield (which is calculated based on the amortized cost of the associated invested assets) as of December 31, 2024.

Category	Estimated Fair Value	Percentage of Total	Book Yield
	(in millions, except percentages)
U.S. Treasuries	$59.3	2.5%	3.5%
States and municipalities	159.3	6.8	4.4
Corporate securities	803.0	34.1	4.1
Residential mortgaged-backed securities	619.7	26.4	4.4
Commercial mortgaged-backed securities	65.2	2.8	3.7
Asset-backed securities	214.0	9.1	5.3
Collateralized loan obligations	35.3	1.5	6.3
Foreign government securities	9.5	0.4	2.8
Other securities	132.1	5.6	7.4
Equity securities	254.1	10.8	2.9
Short-term investments	0.1	—	4.4
Total investments at fair value	$2,351.6	100.0%
Weighted average ending yield			4.5%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of December 31, 2024 by credit rating category, using the lower of the ratings assigned by Moody's Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	11.5%
“AA”	40.4
“A”	29.0
“BBB”	11.3
Below Investment Grade	7.8
Total	100.0%
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
In addition to recognizing realized gains and losses upon the disposition of an investment security, we also record provisions and recoveries for changes in our CECL allowance on AFS investments as realized gains and losses. We maintained a CECL allowance of $1.1 million, $2.7 million, and $4.5 million on AFS investments as of December 31, 2024, 2023, and 2022, respectively. The decrease in our CECL allowance of $1.6 million in 2024 was due to the sale of securities that previously had an allowance and the stabilization in the financial markets, which decreased our CECL provision. The remaining fixed maturity securities whose total fair value was less than amortized cost at December 31, 2024, 2023, and 2022, were those in which we had no intent, need or requirement to sell at an amount less than their amortized cost.
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

Critical Accounting Estimates
The preparation of financial statements in accordance with GAAP requires both the use of estimates and judgment, relative to the application of appropriate accounting policies, which include the recognition of premium revenue, recoverability of deferred income taxes, and valuation of investments. Our accounting policies are described in Note 2 to our Consolidated Financial Statements, however, we believe that the following matters are particularly important to understand our financial statements because changes in these estimates or changes in the assumptions used to make them, could have a material impact on our results of operations, financial condition, and cash flows.
Reserves for Losses and LAE
Accounting for workers' compensation insurance requires us to estimate the liability for the expected ultimate cost of unpaid losses and LAE (loss reserves) as of a balance sheet date. Loss reserve estimates are inherently uncertain because the ultimate amount we pay for many of the claims we have incurred as of the balance sheet date will not be known for many years. Our estimate of loss reserves is intended to equal the difference between the expected ultimate losses and LAE of all claims that have occurred as of a balance sheet date and amounts already paid. We establish loss reserves based on our own analysis of emerging claims experience and environmental conditions in our markets and a review of the results of various actuarial projections. Our aggregate carried loss reserves is the sum of our loss and LAE reserves for each accident year and represents our best estimate of outstanding loss reserves.
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
In addition to case reserves, we establish a provision for IBNR. IBNR is an actuarial estimate comprised of the following: (i) future payments on claims that are incurred but have not yet been reported to us; (ii) a reserve for the additional development on claims that have been reported to us; and (iii) a provision for additional payments on closed claims that might reopen. IBNR reserves apply to the entire body of claims arising from a specific time period, rather than a specific claim. Most of our IBNR reserves relate to estimated future claim payments on recorded open claims.
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
Our loss reserves (gross and net of reinsurance), including the main components of such reserves, were as follows:

	As of December 31,
	2024	2023
	(in millions)
Case reserves	$938.1	$924.2
IBNR	611.1	695.7
LAE reserves	259.0	264.6
Gross unpaid losses and LAE reserves	1,808.2	1,884.5
Less reinsurance recoverable on unpaid losses and LAE, excluding CECL allowance	412.4	428.4
Net unpaid losses and LAE reserves	$1,395.8	$1,456.1
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
We analyze LAE and estimated unpaid LAE separately. These analyses rely primarily on examining the relationship between historical aggregate paid LAE and the volume of claims activity for the corresponding periods. The portion of unpaid LAE that will be recoverable from reinsurers is estimated based on the contractual reinsurance terms.
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
Management formally establishes loss reserves for financial statement purposes on a quarterly basis. In doing so, we make reference to the most current actuarial analyses, including a review of the assumptions and the results of the various actuarial methods used. We conduct comprehensive studies in the second and fourth quarters. On the alternate quarters, we update the results of the preceding quarter's studies for actual claim payment and case reserve activity.
The aggregate carried reserve calculated by management represents our best estimate of our outstanding unpaid losses and LAE. In establishing management's best estimate of unpaid losses and LAE at December 31 for the last two years, we reviewed and considered the following: (i) our actuaries' assumptions, point estimates, and ranges; and (ii) the inherent uncertainty of workers' compensation loss reserves. Management did not quantify a specific loss reserve increment for each uncertainty, but rather established an overall provision that represented management's best estimate of loss reserves in light of the historical data, actuarial assumptions, point estimate and range, and current facts and circumstances.
The table below provides the actuarial range of loss and LAE reserves, net of reinsurance, that management considered when selecting its best estimate and our carried reserves.

	As of December 31,
	2024	2023
	(in millions)
Low end of actuarial range	$1,247.0	$1,316.8
Carried reserves	1,395.8	1,456.1
High end of actuarial range	1,597.2	1,631.7
As of December 31, 2024, California and Nevada loss reserves represented approximately 60% of our total net loss reserves on our Consolidated Balance Sheet.
In California, our recent loss experience shows a slight upward trend in indemnity severity, likely driven by wage increases, and a slight downward trend in medical severity. Our indemnity claims frequency (the number of claims expressed as a percentage of on-leveled premium) has been generally decreasing. We believe our claims practices, including our continued emphasis on accelerating claims settlements, as well as our various underwriting initiatives, have contributed to our favorable results in California.

In Nevada, we have compiled a lengthy history of workers' compensation claims payment patterns based on the business of the Fund and EICN. The emergence of claims payments in recent years has generally been consistent with expectations which has resulted in relatively minor changes in reserve estimates. Nevada statutorily prohibits entering into full and final settlement of claims, therefore, paid losses largely reflect stable and consistent periodic payments, particularly for indemnity benefits.
Over 50% of our claims payments during the three years ended December 31, 2024 related to medical care for injured workers. The utilization and cost of medical services in the future is a significant source of uncertainty in the establishment of loss reserves for workers' compensation. However, because medical care may be provided to an injured worker over many years, and in some cases decades, the pace of medical claim cost inflation can have a significant impact on our ultimate claim payments. For example, if the rate of medical claim cost inflation increases by 1% above the inflation rate that is implicitly included in the loss reserves at December 31, 2024, we estimate that future medical costs over the lifetime of current claims would increase by approximately $73.0 million on a net-of-reinsurance basis. Under the current elevated inflationary environment, additional inflationary considerations were included in determining the level and adequacy of our reserves, and particular consideration was given to medical and hospital inflation rates as these inflation rates have historically exceeded general inflation rates.
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
If the actual loss reserves were at the high or the low end of the actuarial range, the impact on our financial results would have been as follows:

	December 31,
	2024	2023
Increase (decrease) in reserves (1)	(in millions)
At low end of range	$(148.8)	$(139.3)
At high end of range	201.4	175.6
Increase (decrease) in stockholders' equity and net income
At low end of range	$117.6	$110.0
At high end of range	(159.1)	(138.7)
(1) The range of actuarial indications captures the range of reasonable estimates and is asymmetrical (e.g., not based on a normal distribution).
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

As of December 31,
2024
(in millions)
Low end of actuarial range	$263.3
LPT carried reserves	277.1
High end of actuarial range	286.1
Reinsurance Recoverables
Reinsurance recoverables represent: (i) amounts currently due from reinsurers on paid losses and LAE; (ii) amounts recoverable from reinsurers on estimates of case reserves; and (iii) amounts recoverable from reinsurers on actuarial estimates of IBNR for losses and LAE. These recoverables are based on our current estimates of the underlying loss reserves and are reported on our Consolidated Balance Sheets separately as assets, as reinsurance does not relieve us of our legal liability to policyholders. We bear credit risk with respect to the reinsurers, which could be significant in the future, considering that some of the loss reserves remain outstanding for an extended period of time. Reinsurers may refuse or fail to pay losses that we cede to them, or they might delay payment. We are required to pay losses even if a reinsurer refuses or fails to meet its obligations under the applicable reinsurance agreement. We continually monitor the financial condition and financial strength ratings of our reinsurers. No material amounts due from reinsurers have been written-off as uncollectible since our inception in 2000, and in assessing future default, we evaluate the allowance for CECL under the ratings based method using the AM Best Average Cumulative Net Impairment Rates. Reinsurer ratings are also assessed through this process.
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995 for consideration of $775.0 million in cash. The estimated remaining liabilities subject to the LPT Agreement were $277.1 million as of December 31, 2024. Losses and LAE paid with respect to the LPT Agreement totaled $895.6 million at December 31, 2024. We account for the LPT Agreement as retroactive reinsurance. Entry into the LPT Agreement resulted in a Deferred Gain that was recorded on our Consolidated Balance Sheets as a liability. The Deferred Gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and the amortization is reflected in losses and LAE. Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the Deferred Gain on our Consolidated Balance Sheets and losses and LAE on our Consolidated Statements of Comprehensive Income (Loss).
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
Credit Risk
Our fixed maturity securities, equity securities, other invested assets and cash and cash equivalents are exposed to credit risk, which we attempt to mitigate through issuer and industry diversification. Our investment guidelines include limitations on the minimum rating of fixed maturity securities and concentrations of a single issuer.
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
Economic disruptions caused by ongoing financial market volatility, inflationary pressures, and heightened geo-political conditions, have impacted the credit risk associated with certain of our investment holdings. As a result, we maintained a $1.1 million and $2.7 million allowance for CECL on our fixed maturity portfolio as of December 31, 2024 and 2023, respectively. See Note 6 in the Notes to our Consolidated Financial Statements.
Interest Rate Risk
Investments
Our fixed maturity securities are exposed to interest rate risk, which is the risk of a change in fair value resulting from changes in prevailing interest rates, which we manage through duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 4.5 at December 31, 2024. Our investment strategy balances consideration of duration, yield and credit risk. We continually monitor changes in interest rates and their impact on our liquidity and ability to meet our obligations.
Sensitivity Analysis
The fair values or cash flows of our market sensitive investments are subject to potential losses in future earnings resulting from changes in interest rates and other market conditions. Our sensitivity analysis applies a hypothetical parallel shift in market rates and reflects what we believe are reasonably possible near-term changes in those rates (covering a period of time going forward up to one year from the date of the consolidated financial statements). Actual results may differ from the hypothetical change in market rates assumed in this disclosure. This sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.

We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of December 31, 2024. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $2,097.5 million as of December 31, 2024, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(256.6)	(12.2)%
200 basis point rise	(174.8)	(8.3)
100 basis point rise	(88.7)	(4.2)
50 basis point decline	44.8	2.1
100 basis point decline	89.5	4.3
200 basis point decline	177.8	8.5
300 basis point decline	264.0	12.6
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages tend to prepay faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of December 31, 2024, the par value of our commercial and residential mortgage-backed securities holdings was $727.9 million, and the amortized cost was 100.7% of par value. The commercial and residential mortgage-backed securities portion of the portfolio totaled 29.1% of total investments as of December 31, 2024. Agency-backed residential mortgage pass-throughs totaled $463.8 million, or 74.8%, of the residential mortgage-backed securities portion of the portfolio as of December 31, 2024.
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
The table below shows the sensitivity of our equity securities at fair value to price changes as of December 31, 2024:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Decrease in Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Increase in Total Equity Securities
Equity securities	$145.0	$254.1	$228.7	$(25.4)	$279.5	$25.4
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
Item 8. Financial Statements and Supplementary Data

Page
Management's Annual Report on Internal Control Over Financial Reporting	49
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	50
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	51
Consolidated Balance Sheets as of December 31, 2024 and 2023	53
Consolidated Statements of Comprehensive Income (Loss) for each of the years ended December 31, 2024, 2023, and 2022	55
Consolidated Statements of Stockholders' Equity for each of the years ended December 31, 2024, 2023, and 2022	56
Consolidated Statements of Cash Flows for each of the years ended December 31, 2024, 2023, and 2022	57
Notes to Consolidated Financial Statements	59

The following Financial Statement Schedules are filed in Item 15 of Part IV of this report:

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	96
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	99

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Based on this assessment, management did not identify any material weaknesses in the internal control over financial reporting and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.
The Company's independent registered public accounting firm, Ernst & Young LLP, has independently assessed the effectiveness of the Company's internal control over financial reporting. A copy of their report is included in Item 8 of this report.

February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Employers Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Employers Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Employers Holdings, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated February 28, 2025 expressed an unqualified opinion thereon.
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
February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Employers Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Employers Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.
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
At December 31, 2024, the liability for incurred but not reported (IBNR) reserves represented a material portion of the $1,808.2 million of unpaid loss and loss adjustment expenses (LAE). As explained in Notes 2 and 9 to the consolidated financial statements, the liability for unpaid losses and LAE represents management's best estimate of the ultimate net cost of all reported and unreported losses incurred for the applicable periods, less payments made. The estimated reserves include the accumulation of estimates for all claims reported prior to the balance sheet date, estimates of claims incurred but not reported, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. IBNR reserves include an estimate for claims that are incurred but not yet reported, expected development on reported claims and for additional payments on closed claims. There is significant uncertainty inherent in determining management’s best estimate of the ultimate loss settlement cost which is used to determine the incurred but not reported claim reserves. In particular, the estimate is sensitive to the selection and weighting of actuarial methods and management’s selection of parameters and assumptions including, the pattern with which aggregate claims data will be paid or emerge over time, the magnitude and change in claim settlement activity, the effects of legislative benefit changes and/or judicial decisions, and trends in claim frequency and severity.
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

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
San Francisco, California
February 28, 2025

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
	2024	2023
	(in millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost $2,203.1 at December 31, 2024 and $2,048.0 at December 31, 2023, less CECL allowance of $1.1 at December 31, 2024 and $2.7 at December 31, 2023)	$2,097.4	$1,936.3
Equity securities at fair value (cost $145.0 at December 31, 2024 and $125.9 at December 31, 2023)	254.1	211.2
Equity securities at cost	5.7	6.0
Other invested assets (cost $90.9 at December 31, 2024 and $82.5 at December 31, 2023)	106.6	91.5
Short-term investments at fair value (amortized cost $0.1 at December 31, 2024 and $33.1 at December 31, 2023)	0.1	33.1
Total investments	2,463.9	2,278.1
Cash and cash equivalents	68.3	226.4
Restricted cash and cash equivalents	0.2	0.2
Accrued investment income	15.7	16.3
Premiums receivable (less CECL allowance of $19.2 at December 31, 2024 and $17.9 at December 31, 2023)	361.3	359.4
Reinsurance recoverable for:
Paid losses	6.3	6.3
Unpaid losses (less CECL allowance of $0.9 at December 31, 2024 and $0.9 at December 31, 2023)	411.5	427.5
Deferred policy acquisition costs	59.6	55.6
Deferred income taxes, net	38.3	43.4
Property and equipment, net	7.8	6.5
Operating lease right-of-use assets	3.7	5.1
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Contingent commission receivable–LPT Agreement	—	14.2
Cloud computing arrangements	17.3	28.0
Other assets	37.6	33.6
Total assets	$3,541.3	$3,550.4
Liabilities and stockholders' equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$1,808.2	$1,884.5
Unearned premiums	402.2	379.7
Commissions and premium taxes payable	65.8	66.0
Accounts payable and accrued expenses	21.2	26.1
Deferred reinsurance gain—LPT Agreement	94.0	99.2
Non-cancellable obligations	13.8	17.0
Operating lease liability	4.2	5.9
Other liabilities	63.2	58.1
Total liabilities	$2,472.6	$2,536.5
Commitments and contingencies (Note 12)

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
	2024	2023
	(in millions, except share data)
Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 58,184,861 and 58,055,968 shares issued and 24,556,706 and 25,369,753 shares outstanding at December 31, 2024 and 2023, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	424.2	419.8
Retained earnings	1,472.9	1,384.3
Accumulated other comprehensive loss, net of tax	(82.5)	(86.0)
Treasury stock, at cost (33,628,155 shares at December 31, 2024 and 32,686,215 shares at December 31, 2023)	(746.5)	(704.8)
Total stockholders' equity	1,068.7	1,013.9
Total liabilities and stockholders' equity	$3,541.3	$3,550.4
See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2024	2023	2022
Revenues	(in millions, except per share data)
Net premiums earned	$749.5	$721.9	$675.2
Net investment income	107.0	106.5	89.8
Net realized and unrealized gains (losses) on investments	24.1	22.7	(51.8)
Other income (loss)	0.1	(0.2)	0.3
Total revenues	880.7	850.9	713.5

Expenses
Losses and loss adjustment expenses	456.2	405.7	391.0
Commission expense	101.2	100.0	95.9
Underwriting and general and administrative expenses	176.5	180.0	167.3
Interest and financing expenses	0.1	5.8	3.5
Other expenses	—	11.0	—
Total expenses	734.0	702.5	657.7

Net income before income taxes	146.7	148.4	55.8
Income tax expense	28.1	30.3	7.4
Net income	$118.6	$118.1	$48.4

Comprehensive income (loss)
Unrealized AFS investment (losses) gains during the period, net of tax benefit (expense) of $0.9, $(12.3), and $53.8 for the years ended December 31, 2024, 2023, and 2022, respectively	$(3.5)	$46.6	$(202.3)
Reclassification adjustment for realized AFS investment losses in net income, net of tax (benefit) of $(1.8), $(1.7), and $(0.8) for the years ended December 31, 2024, 2023, and 2022, respectively	7.0	6.3	2.8
Other comprehensive income (loss), net of tax	3.5	52.9	(199.5)
Total comprehensive income (loss)	$122.1	$171.0	$(151.1)

Earnings per common share (Note 18):
Basic	$4.73	$4.48	$1.76
Diluted	$4.71	$4.45	$1.75
Cash dividends declared per common share and eligible equity plan awards	$1.18	$1.10	$3.28

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock, at Cost	Total Stockholders' Equity
	Shares	Amount
	(in millions, except share data)

Balance, January 1, 2022	57,690,254	$0.6	$410.7	$1,338.5	$60.6	$(597.3)	$1,213.1
Stock-based obligations (Note 14)	—	—	5.1	—	—	—	5.1
Stock options exercised	41,665	—	1.1	—	—	—	1.1
Vesting of RSUs and PSUs, net of shares withheld to satisfy minimum tax withholding (Note 14)	144,368	—	(2.3)	—	—	—	(2.3)
Acquisitions of common stock (Note 13)	—	—	—	—	—	(30.4)	(30.4)
Dividends declared	—	—	—	(91.3)	—	—	(91.3)
Net income for the year	—	—	—	48.4	—	—	48.4
Change in net unrealized gains on AFS investments, net of taxes of $53.0	—	—	—	—	(199.5)	—	(199.5)
Balance, December 31, 2022	57,876,287	$0.6	$414.6	$1,295.6	$(138.9)	$(627.7)	$944.2

Balance, January 1, 2023	57,876,287	$0.6	$414.6	$1,295.6	$(138.9)	$(627.7)	$944.2
Stock-based obligations (Note 14)	—	—	6.1	—	—	—	6.1
Stock options exercised	23,500	—	0.7	—	—	—	0.7
Vesting of RSUs and PSUs, net of shares withheld to satisfy minimum tax withholding (Note 14)	156,181	—	(1.6)	—	—	—	(1.6)
Acquisition of common stock(1) (Note 13)	—	—	—	—	—	(77.1)	(77.1)
Dividends declared	—	—	—	(29.4)	—	—	(29.4)
Net income for the year	—	—	—	118.1	—	—	118.1
Change in net unrealized losses on AFS investments, net of taxes of $(14.0)	—	—	—	—	52.9	—	52.9
Balance, December 31, 2023	58,055,968	$0.6	$419.8	$1,384.3	$(86.0)	$(704.8)	$1,013.9

Balance, January 1, 2024	58,055,968	$0.6	$419.8	$1,384.3	$(86.0)	$(704.8)	$1,013.9
Stock-based obligations (Note 14)	—	—	6.2	—	—	—	6.2
Stock options exercised	—	—	—	—	—	—	—
Vesting of RSUs and PSUs, net of shares withheld to satisfy minimum tax withholding (Note 14)	128,893	—	(1.8)	—	—	—	(1.8)
Acquisition of common stock(1) (Note 13)	—	—	—	—	—	(41.7)	(41.7)
Dividends declared	—	—	—	(30.0)	—	—	(30.0)
Net income for the year	—	—	—	118.6	—	—	118.6
Change in net unrealized losses on AFS investments, net of taxes of $(0.9)	—	—	—	—	3.5	—	3.5
Balance, December 31, 2024	58,184,861	$0.6	$424.2	$1,472.9	$(82.5)	$(746.5)	$1,068.7
(1) Beginning January 1, 2023, amount includes applicable excise taxes as imposed by the Inflation Reduction Act of 2022.
See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2024	2023	2022
Operating activities	(in millions)
Net income	$118.6	$118.1	$48.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3.6	4.8	5.3
Stock-based compensation	6.3	6.2	5.1
Amortization of cloud computing arrangements	13.1	16.7	16.4
Amortization of discounts and premiums on investments, net	(1.0)	2.4	3.0
Allowance for expected credit losses	1.3	5.1	2.8
Deferred income tax (benefit) expense	4.1	5.3	(17.4)
Net realized and unrealized (gains) losses on investments	(24.1)	(22.7)	51.8
Asset impairment and related charges	—	4.2	—
Noncash operating lease term adjustment	—	(1.0)	—
Change in operating assets and liabilities:
Premiums receivable	(3.2)	(58.6)	(63.7)
Reinsurance recoverable on paid and unpaid losses	16.0	17.5	32.2
Cloud computing arrangements	(2.4)	(3.4)	(15.4)
Operating lease right-of-use-assets	1.4	6.4	2.7
Current federal income taxes	(8.4)	(6.7)	8.8
Unpaid losses and loss adjustment expenses	(76.3)	(76.2)	(20.5)
Unearned premiums	22.5	40.2	34.8
Accounts payable, accrued expenses and other liabilities	3.3	3.7	7.2
Deferred reinsurance gain–LPT Agreement	(5.2)	(6.9)	(8.3)
Contingent commission receivable–LPT Agreement	14.2	(0.3)	—
Operating lease liabilities	(1.7)	(6.7)	(3.0)
Non-cancellable obligations	(3.2)	(9.1)	4.4
Other	(2.5)	10.4	5.2
Net cash provided by operating activities	76.4	49.4	99.8
Investing activities
Purchases of fixed maturity securities	(722.4)	(416.4)	(611.4)
Purchases of equity securities	(61.4)	(39.8)	(124.9)
Purchases of short-term investments	(39.8)	(68.7)	(132.7)
Purchases of other invested assets	(8.4)	(28.1)	(20.3)
Proceeds from sale of fixed maturity securities	342.8	558.0	313.8
Proceeds from sale of equity securities	45.0	53.2	216.3
Proceeds from maturities and redemptions of fixed maturity securities	214.7	162.7	195.0
Proceeds from maturities of short-term investments	73.1	157.0	24.0
Net change in unsettled investment purchases and sales	1.6	1.6	(3.3)
Capital expenditures and other	(4.9)	(2.2)	(2.6)
Net cash (used in) provided by investing activities	(159.7)	377.3	(146.1)
Financing activities
Acquisition of common stock and excise tax payments	(42.6)	(76.1)	(30.4)
Cash transactions related to stock-based compensation	(1.8)	(1.0)	(1.2)
Dividends paid to stockholders	(30.3)	(29.7)	(90.3)
Proceeds from FHLB advances	—	—	182.5
Repayments of FHLB advances	—	(182.5)	—
Proceeds from line of credit advances	—	—	10.0
Repayments of line of credit advances	—	—	(10.0)
Payments on finance leases	(0.1)	(0.2)	(0.2)
Net cash (used in) provided by financing activities	(74.8)	(289.5)	60.4

Net (decrease) increase in cash, cash equivalents, and restricted cash	(158.1)	137.2	14.1
Cash, cash equivalents, and restricted cash at the beginning of the period	226.6	89.4	75.3
Cash, cash equivalents, and restricted cash at the end of the period	$68.5	$226.6	$89.4
Cash paid for federal income taxes	$31.0	$30.4	$15.1
Cash paid for state income taxes	$1.4	$1.5	$0.7
Cash paid for interest	$0.1	$5.8	$2.6
Non-cash transactions
Financed property and equipment purchases	$0.1	$—	$0.1

The following table presents our cash, cash equivalents, and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	December 31, 2024	December 31, 2023
	(in millions)
Cash and cash equivalents	$68.3	$226.4
Restricted cash and cash equivalents	0.2	0.2
Total cash, cash equivalents and restricted cash	$68.5	$226.6
 See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2024
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
The Company accounts for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain (the Deferred Gain) was recorded as a liability on the Company's Consolidated Balance Sheets. The Company was also entitled to receive a contingent profit commission (Contingent Commission) under the LPT Agreement through June 30, 2024. The Contingent Commission, of which the final payment was determined to be $14.6 million, was based on actual paid losses under the LPT Agreement through that date and was recorded as an asset on the Company's Consolidated Balance Sheets. The Company received the final payment of the Contingent Commission during the third quarter of 2024.
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
Reclassifications
Certain prior period information has been recast to conform to the 2024 presentation.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all liquid investments with maturities of less than three months, as measured from the date of purchase, to be cash equivalents.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represent cash and cash equivalents held in trust in order to secure certain of the Company's obligations and, accordingly, are restricted as to withdrawal or usage. As of December 31, 2024 and 2023 the

Company held $3.0 million in cash and investments in trust for reinsurance obligations, of which $0.2 million, represented restricted cash and cash equivalents for each year.
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
Premiums written are recognized as revenues, net of any applicable underlying reinsurance coverage, and recognized as premiums earned, over the period of the contract in proportion to the amount of insurance protection provided. At the end of the policy term, premium audits are performed on substantially all policyholder accounts to determine the actual amount of net premiums earned for that policy year. Earned but unbilled premiums include estimated future audit premiums based on the Company's historical experience. These estimates are subject to changes in policyholders' payrolls and employee job classifications, economic conditions, and seasonality, and are continually reviewed and adjusted as experience develops or new information becomes known. Audit premium adjustments are included in premiums earned; however, these adjustments are partially offset by the resulting changes in losses and LAE, commission expenses, and premium taxes. The Company's premiums receivable on its Consolidated Balance Sheets included $25.7 million and $42.9 million of additional premiums expected to be received from policyholders for premium audits at December 31, 2024 and 2023, respectively.
The Company establishes an allowance for CECL (see Note 6) on its premiums receivable through a charge included in underwriting and general and administrative expenses in its Consolidated Statements of Comprehensive Income (Loss). This allowance for CECL is determined based on estimates (collectability and historical payment patterns) and assumptions to project future experience. After all collection efforts have been exhausted, the Company reduces the allowance for CECL for write-offs of premiums receivable that have been deemed uncollectible. The Company's allowance for CECL was $19.2 million and $17.9 million at December 31, 2024 and 2023, respectively. The Company had write-offs charged against CECL of $13.8 million, $3.9 million, and $2.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Deferred Policy Acquisition Costs
Policy acquisition costs, those costs that relate directly to the successful acquisition of new or renewal insurance contracts, including underwriting, policy issuance and processing, medical and inspection, sales force contract selling and commissions are deferred and amortized as the related premiums are earned. Amortization of deferred policy acquisition costs for the years ended December 31, 2024, 2023, and 2022, was $119.6 million, $113.8 million, and $106.4 million, respectively.
If the sum of a policy's expected losses and LAE and deferred policy acquisition costs exceeds the related unearned premiums and projected investment income, a premium deficiency is determined to exist. In this event, deferred policy acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs, a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the years ended December 31, 2024, 2023, and 2022.
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
Reinsurance
In the ordinary course of business, the Company purchases excess of loss reinsurance in order to protect it against the impact of large and/or catastrophic losses. The Company is also a party to the LPT Agreement (see Note 10). These reinsurance arrangements reduce the Company's exposure to such losses since its reinsurers are liable to the Company to the extent of the reinsurance protection provided. However, the Company remains liable for all losses it incurs to the extent that any reinsurer is unable or unwilling to make timely payments under its reinsurance agreements.
Balances due from reinsurers on unpaid losses, including an estimate of such recoverables related to reserves for incurred but not reported losses, are reported as reinsurance recoverables on the Company's Consolidated Balance Sheets. Reinsurance recoverables on paid losses represent amounts currently due from reinsurers. Reinsurance recoverables on unpaid losses represent amounts that will be collectible from reinsurers once the losses are paid. Reinsurance recoverables on unpaid losses and LAE amounted to $411.5 million and $427.5 million at December 31, 2024 and 2023, respectively.
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
Additionally, the Company was entitled to a Contingent Commission under the LPT Agreement through June 30, 2024. The Contingent Commission was equal to 30% of the favorable difference between actual paid losses and LAE and expected paid losses and LAE as established in the LPT Agreement based on losses paid through that date. The Company recorded an estimate of Contingent Commission on its Consolidated Balance Sheets as Contingent commission receivable–LPT Agreement and a corresponding liability was recorded as Deferred reinsurance gain–LPT Agreement. The Contingent commission receivable–LPT Agreement was reduced as amounts were received from participating reinsurers. The Contingent Commission was payable every five years beginning June 30, 2004, and the final payment of the Contingent Commission of $14.6 million was received in the third quarter of 2024.
The Deferred reinsurance gain–LPT Agreement is amortized using the recovery method. The amortization of the Contingent Commission was determined by the proportion of actual reinsurance recoveries to total estimated recoveries over the life of the Contingent Commission and was recorded in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income (Loss). Any adjustment to the Contingent Commission under the LPT Agreement resulted in a cumulative adjustment to the Deferred Gain, which was also recognized in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income (Loss), such that the Deferred Gain reflects the balance that would have existed had the revised Contingent Commission been recognized at the inception of the LPT Agreement (LPT Contingent Commission Adjustment).
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
The Company recognizes accrued interest and penalties, if any, in income taxes. For the years ended December 31, 2024 and 2023, the Company incurred no material interest and penalties.
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents (including restricted cash equivalents), short-term investments, investment securities, premiums receivable, and reinsurance recoverable balances.
The Company's cash equivalents and short-term investments include investments in money market securities and securities backed by the U.S. government. The Company's investment securities are diversified throughout many industries and geographic regions and include investments in U.S. government and U.S. government-sponsored enterprises. The Company believes that it has no significant concentrations of credit risk from a single issue or issuer within its cash equivalents, short-term investments and investment securities, other than concentrations in U.S. government and U.S. government-sponsored enterprises.
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
Goodwill and Other Intangible Assets
The Company formally tests for impairment of goodwill and intangible assets in the fourth quarter of each year. At the end of each quarter, management further considers the results of the previous analysis as well as any recent developments that may constitute triggering events requiring the impairment analysis of goodwill and other intangible assets to be updated. The Company assessed the effects of current economic conditions on the Company's financial condition and results of operations and changes in the Company's fair value and determined that there were no impairments of these assets as of December 31, 2024 and 2023.
Intangible assets related to state licenses are not subject to amortization. Intangible assets related to insurance relationships were amortized in proportion to the expected period of benefit and were fully amortized as of December 31, 2018.

The gross carrying value, accumulated amortization, and net carrying value for the Company's intangible assets, by major class, as of December 31, were as follows:

	2024			2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
State licenses	$13.5	$—	$13.5	$13.5	$—	$13.5
Insurance relationships	9.4	$(9.4)	—	9.4	(9.4)	—
Other	0.1	—	0.1	0.1	—	0.1
Total	$23.0	$(9.4)	$13.6	$23.0	$(9.4)	$13.6
There was no amortization expense in 2024 or 2023. Amortization expenses, when recognized, are included in the Company's Consolidated Statements of Comprehensive Income (Loss) in underwriting and general and administrative expenses.
Stock-Based Compensation
The Company provides stock-based compensation to its directors and certain of its employees, which is recognized in its Consolidated Statements of Comprehensive Income (Loss) and based on estimated grant date fair values over the relevant service period (see Note 14).

3. New Accounting Standards
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require further disaggregation of certain relevant costs and expenses into specified categories in disclosures within the footnotes to the financial statements at each interim and annual reporting period. Relevant expense captions required to be disclosed include the following, as applicable: (i) purchases of inventory; (ii) employee compensation; (iii) depreciation; (iv) intangible asset amortization; and (v) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (or other depletion expenses). Also, the amendments require a qualitative description of the amounts of other items remaining in relevant expense captions that are not separately disaggregated. In addition, a separate disclosure of the total amount of selling expenses should be presented and, in annual reporting periods, an entity's definition of selling expenses should be disclosed. This update is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will adopt this standard when it becomes effective.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The amendments in this update improve disclosures about reportable segments and provide more detailed information about a reportable segment's expenses. Specifically, the amendments in this update require that a public entity disclose, on an annual and interim basis: (i) significant segment expenses that are regularly provided to the CODM; (ii) an amount for other segment items by reportable segment and a description of their composition; (iii) all annual disclosures about a reportable segment's profit or loss and assets currently required by Topic 280 in interim periods; (iv) the measures the CODM uses in assessing performance and allocating resources; and (v) the title and position of the CODM. Public entities that have a single reporting segment are also required to provide all the disclosures required by this amendment, along with all existing segment disclosures in Topic 280. This update is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this update as of December 31, 2024 (see Note 19).
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This update requires public business entities to annually disclose specific categories within the income tax rate reconciliation, and provide additional information for reconciling items that meet a certain quantitative threshold. Additionally, the amendments in this update require entities to disclose certain information about income taxes paid, income tax disaggregation, disclosures around unrecognized tax benefits, and the removal of disclosures related to temporary differences surrounding deferred tax liabilities to enhance the transparency and decision usefulness of income tax disclosures. This update is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company early adopted this update as of December 31, 2023 (see Note 8).
In March 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848). This update provided optional transition guidance to ease the potential accounting burden associated with transitioning away from the London Interbank Offered Rate (LIBOR), with optional expedients and exceptions related to the application of US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. Companies could elect to adopt this ASU through December 31, 2024. The Company determined that there was no impact of LIBOR transitioning on its existing contracts and investments.
4. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company's financial instruments at fair value were as follows as of December 31:

	2024		2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets	(in millions)
Total investments at fair value (Note 5)	$2,351.6	$2,351.6	$2,180.6	$2,180.6
Cash and cash equivalents	68.3	68.3	226.4	226.4
Restricted cash and cash equivalents	0.2	0.2	0.2	0.2
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments to the valuation methodology utilized by third party pricing services as of December 31, 2024 and 2023.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
As of December 31, 2024, the Company held $65.6 million of fixed maturity securities at fair value that were designated Level 3. These private placement securities were designated as Level 3 securities due to the limited amount of observable market information available.
The following table presents the Company's investments at fair value and the corresponding fair value measurements.

	December 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities
U.S. Treasuries	$—	$59.3	$—	$—	$58.4	$—
U.S. Agencies	—	—	—	—	2.1	—
States and municipalities	—	159.3	—	—	210.2	—
Corporate securities	—	751.7	51.3	—	863.7	32.1
Residential mortgage-backed securities	—	619.7	—	—	362.2	—
Commercial mortgage-backed securities	—	65.2	—	—	63.8	—
Asset-backed securities	—	199.7	14.3	—	113.9	14.1
Collateralized loan obligations	—	35.3	—	—	91.5	—
Foreign government securities	—	9.5	—	—	10.4	—
Other securities	—	132.1	—	—	113.9	—
Total fixed maturity securities	$—	$2,031.8	$65.6	$—	$1,890.1	$46.2
Equity securities at fair value
Industrial and miscellaneous	$215.1	$—	$—	$181.7	$—	$—
Other	39.0	—	—	29.5	—	—
Total equity securities at fair value	$254.1	$—	$—	$211.2	$—	$—
Short-term investments	$0.1	$—	$—	$17.6	$15.5	$—
Total investments at fair value	$254.2	$2,031.8	$65.6	$228.8	$1,905.6	$46.2

Financial Instruments Carried at Cost
Each of the Company's insurance subsidiaries are members of the Federal Home Loan Bank of San Francisco (FHLB). Members are required to purchase a designated amount of FHLB capital stock to maintain their membership, in addition to maintaining collateral deposits that back any funds advanced and standby letters of credit issued (See Note 11). The Company's investment in FHLB stock is recorded at cost, which approximates fair value, as purchases and sales of these securities are at par value with the issuer. FHLB stock is considered a restricted security and is periodically evaluated by the Company for impairment based on the estimated ultimate recovery of par value.
Financial Instruments Carried at Net Asset Value (NAV)
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company's Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at net asset value (NAV) and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner's discretion. The Company periodically receives distributions of proceeds from dividends and interest from fund investments, as well as from any dispositions of fund investments during the full course of the fund term. As of December 31, 2024 and 2023, the Company had unfunded commitments to these private equity limited partnerships totaling $15.6 million and $25.4 million, respectively.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.
The following table presents cash and investments carried at NAV on the Company's Consolidated Balance Sheets.

	December 31, 2024	December 31, 2023
	(in millions)
Cash equivalents measured at NAV	30.7	197.2
Other invested assets carried at NAV	106.6	91.5
The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs.

	Years Ended December 31,
	2024	2023
	(in millions)
Beginning balance	$46.2	$24.2
Purchases	19.3	20.7
Unrealized gains included in comprehensive income or loss	0.1	1.3
Ending balance	$65.6	$46.2

5. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company's AFS investments were as follows:

	Amortized Cost	Allowance for CECL	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2024	(in millions)
Fixed maturity securities
U.S. Treasuries	$61.4	$—	$0.2	$(2.3)	$59.3
States and municipalities	163.0	—	1.1	(4.8)	159.3
Corporate securities	849.2	(0.2)	4.4	(50.4)	803.0
Residential mortgage-backed securities	663.5	—	1.6	(45.4)	619.7
Commercial mortgage-backed securities	69.6	(0.3)	0.1	(4.2)	65.2
Asset-backed securities	216.0	—	1.6	(3.6)	214.0
Collateralized loan obligations	35.5	—	—	(0.2)	35.3
Foreign government securities	12.7	—	—	(3.2)	9.5
Other securities(1)	132.2	(0.6)	0.9	(0.4)	132.1
Total fixed maturity securities	2,203.1	(1.1)	9.9	(114.5)	2,097.4
Short-term investments	0.1	—	—	—	0.1
Total AFS investments	$2,203.2	$(1.1)	$9.9	$(114.5)	$2,097.5

At December 31, 2023
Fixed maturity securities
U.S. Treasuries	$60.3	$—	$0.6	$(2.5)	$58.4
U.S. Agencies	2.2	—	—	(0.1)	2.1
States and municipalities	212.3	—	3.1	(5.2)	210.2
Corporate securities	952.8	(2.1)	8.3	(63.2)	895.8
Residential mortgage-backed securities	399.3	—	0.9	(38.0)	362.2
Commercial mortgage-backed securities	70.2	—	—	(6.4)	63.8
Asset-backed securities	131.8	—	1.0	(4.8)	128.0
Collateralized loan obligations	92.2	—	—	(0.7)	91.5
Foreign government securities	12.7	—	—	(2.3)	10.4
Other securities(1)	114.2	(0.6)	1.0	(0.7)	113.9
Total fixed maturity securities	2,048.0	(2.7)	14.9	(123.9)	1,936.3
Short-term investments	33.1	—	—	—	33.1
Total AFS investments	$2,081.1	$(2.7)	$14.9	$(123.9)	$1,969.4
(1)Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.
The cost and estimated fair value of the Company's equity securities recorded at fair value at December 31, 2024 and 2023 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At December 31, 2024
Equity securities at fair value
Industrial and miscellaneous	$117.4	$215.1
Other	27.6	39.0
Total equity securities at fair value	$145.0	$254.1

At December 31, 2023
Equity securities at fair value
Industrial and miscellaneous	$104.4	$181.7
Other	21.5	29.5
Total equity securities at fair value	$125.9	$211.2

The Company had Other invested assets totaling $106.6 million and $91.5 million (initial cost of $90.9 million and $82.5 million) at December 31, 2024 and 2023, respectively, consisting of private equity limited partnerships, which are carried at NAV based on information provided by the general partner. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through Net realized and unrealized gains and losses on the Company's Consolidated Statements of Comprehensive Income (Loss).
The amortized cost and estimated fair value of the Company's fixed maturity securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$14.8	$14.8
Due after one year through five years	479.2	467.0
Due after five years through ten years	628.6	594.8
Due after ten years	95.9	86.6
Mortgage and asset-backed securities	984.6	934.2
Total	$2,203.1	$2,097.4
The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater in each case as of December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
Less than 12 months:	(dollars in millions)
Fixed maturity securities
U.S. Treasuries	$26.5	$(0.4)	8	$11.9	$(0.1)	5
States and municipalities	48.0	(0.9)	20	39.5	(0.3)	15
Corporate securities	182.3	(4.0)	47	26.1	(0.8)	13
Residential mortgage-backed securities	190.6	(3.2)	111	15.8	(0.2)	15
Asset-backed securities	51.5	(0.8)	25	24.0	(0.1)	15
Other securities	29.2	(0.2)	133	12.6	(0.1)	70
Total fixed maturity securities	528.1	(9.5)	344	129.9	(1.6)	133
Total less than 12 months	$528.1	$(9.5)	344	$129.9	$(1.6)	133

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$15.6	$(1.9)	2	$23.7	$(2.4)	7
U.S. Agencies	—	—	—	2.2	(0.1)	1
States and municipalities	37.1	(3.9)	20	73.5	(4.9)	32
Corporate securities	430.0	(46.4)	219	684.5	(62.4)	331
Residential mortgage-backed securities	272.0	(42.2)	220	306.6	(37.8)	228
Commercial mortgage-backed securities	53.6	(4.2)	23	53.0	(6.4)	24
Asset-backed securities	42.0	(2.8)	27	47.0	(4.7)	29
Collateralized loan obligations	3.2	(0.2)	2	80.5	(0.7)	21
Foreign government securities	9.5	(3.2)	2	10.4	(2.3)	2
Other securities	2.5	(0.2)	20	10.2	(0.6)	58
Total fixed maturity securities	865.5	(105.0)	535	1,291.6	(122.3)	733
Total 12 months or greater	$865.5	$(105.0)	535	$1,291.6	$(122.3)	733
The Company recorded a CECL allowance on its AFS debt securities of $1.1 million and $2.7 million as of December 31, 2024 and 2023, respectively (see Note 6). Those fixed maturity securities whose total fair value was less than amortized cost at December 31, 2024 and December 31, 2023, were those in which the Company had no intent, need or requirement to sell at an amount less than their amortized cost.

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
Net realized gains on investments and the change in unrealized gains (losses) on the Company's investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net Decrease (Increase) Change in CECL Allowance	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI(1), before tax
	(in millions)
Year Ended December 31, 2024
Fixed maturity securities	$0.3	$(10.7)	$1.6	$4.4	$(8.8)	$4.4
Equity securities	4.9	(2.5)	—	23.8	26.2	—
Other invested assets	—	—	—	6.7	6.7	—
Total investments	$5.2	$(13.2)	$1.6	$34.9	$24.1	$4.4

Year Ended December 31, 2023
Fixed maturity securities	$1.0	$(10.8)	$1.8	$66.9	$(8.0)	$66.9
Equity securities	0.2	(5.7)	—	32.5	27.0	—
Other invested assets	—	—	—	3.7	3.7	—
Total investments	$1.2	$(16.5)	$1.8	$103.1	$22.7	$66.9

Year Ended December 31, 2022
Fixed maturity securities	$3.2	$(2.5)	$(4.3)	$(252.5)	$(3.6)	$(252.5)
Equity securities	41.2	(17.1)	—	(73.3)	(49.2)	—
Other invested assets	—	—	—	1.0	1.0	—
Total investments	$44.4	$(19.6)	$(4.3)	$(324.8)	$(51.8)	$(252.5)
(1) AOCI means Accumulated other comprehensive income or loss
Proceeds from sales of fixed maturity securities were $342.8 million, $558.0 million and $313.8 million for years ended December 31, 2024, 2023, and 2022, respectively.
Net investment income was as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Fixed maturity securities	$91.1	$92.3	$81.1
Equity securities	6.8	6.8	8.3
Other invested assets	4.9	3.8	2.8
Short-term investments	1.5	2.6	0.2
Cash equivalents and restricted cash	6.8	4.7	2.1
Gross investment income	111.1	110.2	94.5
Investment expenses	(4.1)	(3.7)	(4.7)
Net investment income	$107.0	$106.5	$89.8
The Company is required by various state laws and regulations to support, through securities on deposit or otherwise, its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of December 31, 2024 and 2023, securities having a fair value of $630.9 million and $748.1 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $170.0 million and $70.0 million of securities on deposit as of December 31, 2024 and 2023, respectively (see Note 11).

Certain reinsurance contracts require funds owned by the Company to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at both December 31, 2024 and 2023 was $3.0 million.
6. Current Expected Credit Losses
Premiums Receivable
Premiums receivable balances are all due within one year. The Company currently determines the allowance for premiums receivable based on an internal aging schedule using collectability and historical payment patterns, as well as current and expected future market conditions to determine the appropriateness of the allowance. Historical payment patterns and future market conditions provide the basis for the estimation along with similar risk characteristics and the Company's business strategy, which have not changed significantly over time. Changes in the allowance for CECL on premiums receivable are recorded through underwriting and general and administrative expenses.
The table below shows the changes in CECL on premiums receivable.

	Years Ended December 31,
	2024	2023
	(in millions)
Beginning balance of the allowance for CECL on premiums receivable	$17.9	$12.8
Current period provision for CECL	23.9	17.3
Write-offs charged against the allowance	(13.8)	(3.9)
Recoveries collected	(8.8)	(8.3)
Ending balance of the allowance for CECL on premiums receivable	$19.2	$17.9

Reinsurance Recoverables
In assessing an allowance for reinsurance assets, which includes reinsurance recoverables and the Contingent Commission, the Company considers historical information, the financial strength ratings of reinsurers, and collateralization amounts, to determine the appropriateness of the allowance. Historically, the Company has not experienced a credit loss from reinsurance transactions. In assessing future default, the Company evaluated the CECL allowance under the ratings-based method using AM Best's Average Cumulative Net Impairment Rates. Reinsurer ratings are also assessed through this process. Changes in the allowance for CECL on reinsurance recoverables are recorded through underwriting and general and administrative expenses.
The table below shows the changes in CECL on reinsurance recoverables.

	Years Ended December 31,
	2024	2023
	(in millions)
Beginning balance of the allowance for CECL on reinsurance recoverables	$0.9	$0.9
Current period provision for CECL	—	—
Ending balance of the allowance for CECL on reinsurance recoverables	$0.9	$0.9

Investments
The Company assesses all AFS investments in an unrealized loss position for CECL. The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria is met, the security's amortized cost basis is written down to its fair value. For AFS investments that do not meet either criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. Any impairment that has not been recorded through an allowance for credit losses is recognized in Accumulated other comprehensive income or loss on the Company's Consolidated Balance Sheets. Changes in the allowance for CECL on investments are recorded as a Realized gain or loss on investments on the Company’s Consolidated Statements of Comprehensive Income (Loss).
As of December 31, 2024, the Company established an aggregate allowance for CECL on investments in the amount of $1.1 million. For the Company’s investments in fixed maturity debt securities, the allowance for CECL was determined by: (i)

observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the present value of cash flows expected to be collected to its amortized cost basis. The expected present value of cash flows are calculated using scenario based credit loss models derived from the discounted cash flows under the Comprehensive Capital Analysis Review framework, which is adopted by the Federal Reserve.
As of December 31, 2024, the Company did not intend to sell any of its AFS investments in which its amortized cost exceeded its fair value.
Accrued interest receivable on AFS investments is excluded from the estimate of credit losses as these amounts have been consistently received on a timely basis.
The table below shows the changes in the allowance for CECL on AFS investments.

	Years Ended December 31,
	2024	2023
	(in millions)
Beginning balance of CECL on AFS investments	$2.7	$4.5
Net change in CECL provision	0.4	(0.1)
Reductions in allowance from disposals	(2.0)	(1.7)
Ending balance of CECL on AFS investments	$1.1	$2.7

7. Property and Equipment
Property and equipment consists of the following:

	As of December 31,
	2024	2023
	(in millions)
Furniture and equipment	$1.8	$1.8
Leasehold improvements	0.5	0.5
Computers and software	46.2	45.7
Automobiles	0.4	0.6
Property and equipment, gross	48.9	48.6
Accumulated depreciation	(41.1)	(42.1)
Property and equipment, net	$7.8	$6.5
Depreciation expenses related to property and equipment for the years ended December 31, 2024, 2023, and 2022 were $3.6 million, $4.8 million, and $5.3 million, respectively. Capitalized costs associated with internally developed software were $2.5 million and $1.8 million during the years ended December 31, 2024 and 2023, respectively.
Cloud Computing Arrangements
Capitalized costs associated with cloud computing arrangements totaled $17.3 million and $28.0 million as of December 31, 2024 and 2023, respectively, which were comprised of service contract fees and implementation costs associated with hosting arrangements. Total amortization for hosting arrangements for the years ended December 31, 2024 and 2023 was $13.1 million and $16.7 million, respectively.
In 2023, the Company wrote-off $1.6 million of previously capitalized cloud computing costs associated with a policy management system as part of a continual evaluation of our ongoing technology initiatives, which is included in Other expenses on the Company's Consolidated Statements of Comprehensive Income (Loss).
Lease Exit and Disposal Cost
In 2023, the Company recorded a non-recurring charge in connection with the early termination of the lease associated with its former corporate headquarters in Reno, Nevada. This charge included a one-time lease termination payment of $7.6 million, a write-off related to remaining leasehold improvements and furniture and equipment of $2.6 million, and estimated miscellaneous expenses associated with exiting the property of $0.2 million. The Company also recognized a lease termination gain pertaining to the elimination of the lease liability net of the ROU asset of $1.0 million. These amounts are included in Other expenses on the Company's Consolidated Statements of Comprehensive Income (Loss). The decision to terminate this operating lease was undertaken as part of an ongoing review of the Company's future facility needs.

8. Income Taxes
The Company files a consolidated federal income tax return. The insurance subsidiaries pay premium taxes on premiums in lieu of some states' income or franchise taxes. Tax years 2021 through 2024 remain open and are available for examination by the Internal Revenue Service (IRS).
The Company's provision for income taxes consisted of the following:

	Years Ended December 31,
	2024	2023	2022
Current tax expense:	(in millions)
Federal	$23.1	$23.7	$23.6
State	0.8	1.5	1.1
Total current tax expense	23.9	25.2	24.7
Total deferred federal tax expense	4.2	5.1	(17.3)
Income tax expense	$28.1	$30.3	$7.4
The differences in amounts and percentages between the statutory federal tax rate of 21% and the Company's effective tax rate on net income before income taxes as reflected in the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Years Ended December 31,
	2024		2023		2022
	(in millions)	(percent)	(in millions)	(percent)	(in millions)	(percent)
U.S. Federal statutory tax rate	$30.8	21.0%	$31.2	21.0%	$11.7	21.0%
State income tax expense, net of federal income tax effect(1)	0.6	0.4	1.1	0.8	0.9	1.5
Tax credits	(0.8)	(0.5)	(0.3)	(0.2)	(0.2)	(0.4)
Nontaxable or nondeductible items
Tax-advantaged investment income	(0.4)	(0.3)	(0.9)	(0.6)	(1.4)	(2.5)
LPT deferred gain amortization and LPT reserve adjustments	(1.2)	(0.8)	(1.5)	(1.0)	(1.7)	(3.1)
IRC section 162(m), excessive employee remuneration	0.8	0.6	0.9	0.6	0.8	1.4
Tax benefit attributable to repeal of IRC section 847	—	—	—	—	(1.4)	(2.5)
Pre-Privatization loss and LAE reserve adjustments, excluding LPT	(1.1)	(0.8)	(0.1)	—	(0.9)	(1.7)
Other	(0.6)	(0.4)	(0.1)	(0.2)	(0.4)	(0.4)
Effective tax rate	$28.1	19.2%	$30.3	20.4%	$7.4	13.3%
(1) Florida and Illinois make up the majority (greater than 50 percent) of the state income tax expense, net of federal income tax effect category.
The LPT Reserve Adjustments for the years ended December 31, 2024 and 2023 decreased net income by $1.7 million, and $0.9 million, respectively, but did not affect taxable income. The LPT Contingent Commission adjustments increased net income by $0.4 million, and $0.3 million during 2024 and 2023, respectively, but did not increase taxable income.

The significant components of deferred income taxes, net, were as follows as of December 31:

	2024		2023
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Unrealized capital gains and losses, net	$—	$4.3	$3.1	$—
Deferred policy acquisition costs	—	12.7	—	11.9
Intangible assets	—	1.6	—	1.6
Loss reserve discounting for income tax reporting	31.4	—	31.2	—
Unearned premiums	15.8	—	14.9	—
Allowance for bad debt	4.2	—	4.0	—
Stock-based compensation	1.6	—	1.6	—
Accrued liabilities	4.2	—	4.9	—
Operating leases	0.9	0.8	1.2	1.1
Other	9.3	9.7	3.2	6.1
Total	$67.4	$29.1	$64.1	$20.7
Deferred income tax asset, net	$38.3		$43.4
Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Realization of the deferred income tax asset is dependent on the Company generating sufficient taxable income in future years as the deferred income tax charges become deductible for tax reporting purposes. Although realization is not assured, management believes that it is more likely than not that the net deferred income tax asset will be realized. For the years ended December 31, 2024 and 2023, respectively, the Company did not record a deferred tax asset valuation allowance.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, in income taxes. For the years ended December 31, 2024, 2023, and 2022, respectively, the Company incurred no material interest and penalties. All of the total amount of gross unrecognized tax benefits, if recognized, would impact the Company's effective tax rate. The changes in the balances of gross unrecognized tax benefits were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Beginning balance of unrecognized tax benefits	$0.6	$0.4	$0.3
Increases resulting from prior period tax provisions	0.4	—	0.1
Increases resulting from current period tax provisions	0.5	0.2	0.1
Decreases resulting from lapse of applicable statute of limitations	(0.1)	—	(0.1)
Ending balance of unrecognized tax benefits	$1.4	$0.6	$0.4
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
The amount by which estimated losses in the aggregate differ from those previously estimated for a specific time period is known as reserve development. Reserve development is unfavorable when losses ultimately settle for more than the amount estimated or subsequent estimates indicate a basis for reserve increases on open claims, causing the previously estimated loss reserves to be deficient. Reserve development is favorable when estimates of ultimate losses indicate a decrease in established reserves, causing the previously estimated loss reserves to be redundant. Development is reflected in the Company's operating results through an adjustment to incurred losses and LAE during the period in which it is recognized.
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
In addition to case reserves, the Company establishes a provision for IBNR. IBNR is an actuarial estimate composed of the following: (i) future payments on claims that are incurred but have not yet been reported to the Company; (ii) a reserve for the additional development on claims that have been reported to the Company; and (iii) a provision for additional payments on closed claims that might reopen. IBNR reserves apply to the entire body of claims arising from a specific period, rather than a specific claim. Most of the Company's IBNR reserves relate to estimated future claim payments on recorded open claims.
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
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Unpaid losses and LAE at beginning of period	$1,884.5	$1,960.7	$1,981.2
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	428.4	445.4	476.9
Net unpaid losses and LAE at beginning of period	1,456.1	1,515.3	1,504.3
Losses and LAE, net of reinsurance, incurred during the period related to:
Current year	480.2	457.8	432.8
Prior years	(18.4)	(44.9)	(33.5)
Total net losses and LAE incurred during the period	461.8	412.9	399.3
Paid losses and LAE, net of reinsurance, related to:
Current year	127.1	111.7	92.5
Prior years	395.0	360.4	295.8
Total net paid losses and LAE during the period	522.1	472.1	388.3
Ending unpaid losses and LAE, net of reinsurance	1,395.8	1,456.1	1,515.3
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	412.4	428.4	445.4
Unpaid losses and LAE at end of period	$1,808.2	$1,884.5	$1,960.7

Total net losses and LAE included in the above table excludes the impact of the amortization of the Deferred Gain and LPT Reserve adjustments (See Note 10).
In 2024, the Company had $18.4 million of net favorable prior accident year loss reserve development, which included $17.9 million of favorable loss reserve development on the Company's voluntary business and $0.5 million on its assigned risk business. The net favorable loss development recognized in 2024 was primarily the result of overall favorable loss experience, including decreasing medical paid loss trends in California, partially offset by unfavorable prior year loss experience in accident years 2023 and 2021 associated with certain large claims.
In 2023, the Company had $44.9 million of net favorable prior accident year loss reserve development, which included $44.6 million of favorable loss reserve development on the Company's voluntary business and $0.3 million on its assigned risk business. The net favorable loss development recognized in 2023 was primarily the result of decreasing medical paid loss trends in California related to accident years 2020 and prior, partially offset by reserve strengthening related to accident year 2021. The rapid economic rebound following the COVID-19 pandemic led to large premium and payroll increases related to accident year 2021 that were recognized through policy audits in subsequent years. In response, the Company strengthened its reserves for accident year 2021 to reflect the potential for higher losses arising from the higher than expected premium exposure.
In 2022, the Company had $33.5 million of net favorable prior accident year loss reserve development, which included $32.1 million of favorable development on its voluntary business and $1.4 million on its assigned risk business. The net favorable loss development recognized in 2022 was primarily the result of decreasing medical and indemnity paid loss trends related to accident years 2020 and prior.
The Company compiles and aggregates its claims data by grouping the claims according to the year in which the claim occurred (accident year) when analyzing claim payment and emergence patterns and trends over time. Reported claims include any claim that has case reserves and/or loss and LAE payments associated with them.
The Company analyzed the usefulness of disaggregation of its results and determined the characteristics associated with the policies and the related unpaid loss reserves, incurred losses, and payment patterns are similar in nature. As such, the following tables show the Company's historical incurred and cumulative paid losses and LAE development, net of reinsurance, as well as IBNR loss reserves and the number of reported claims on an aggregated basis as of December 31, 2024 for each of the previous ten accident years.

	Incurred Losses and DCC, Net of Reinsurance
	Years Ended December 31,										As of December 31, 2024
Accident Year	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024	IBNR	Cumulative number of reported claims
	(in millions, except claims counts)
2015	$422.2	$425.8	$423.9	$419.6	$408.7	$396.7	$384.9	$381.9	$374.9	$370.4	$14.3	27,293
2016		419.0	414.6	395.4	375.0	364.6	354.8	350.4	347.1	342.4	16.2	25,833
2017			412.4	391.3	358.3	337.9	329.8	326.9	322.5	315.8	18.2	25,128
2018				422.5	424.6	407.7	400.6	400.5	400.5	400.8	22.8	28,028
2019					422.4	435.7	448.5	448.8	443.9	441.7	34.6	33,060
2020						365.7	374.0	373.3	366.9	364.4	27.0	24,320
2021							339.2	339.0	348.9	359.4	24.1	23,096
2022								399.3	400.7	400.7	48.0	23,559
2023									421.4	433.3	77.7	24,053
2024										442.3	188.6	21,615
Total										$3,871.2

	Cumulative Paid Losses and DCC, Net of Reinsurance
	Years Ended December 31,
Accident Year	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024
	(in millions)
2015	$65.5	$174.5	$246.9	$290.5	$311.2	$322.2	$329.3	$333.7	$337.6	$340.9
2016		65.6	166.8	227.7	261.2	278.3	290.0	298.1	302.3	309.2
2017			63.5	160.2	215.7	243.7	260.0	269.5	277.1	283.5
2018				77.9	189.9	254.2	293.6	315.2	340.1	352.3
2019					88.8	212.6	285.2	325.8	354.4	374.5
2020						71.9	175.6	233.5	274.3	299.6
2021							66.1	166.8	231.2	277.5
2022								76.5	203.7	279.0
2023									92.5	240.7
2024										106.9
Total										$2,864.1
All outstanding liabilities for unpaid losses and DCC prior to 2015, net of reinsurance										321.9
Total outstanding liabilities for unpaid losses and DCC, net of reinsurance										$1,329.0
(1)Data presented for these calendar years is required supplementary information, which is unaudited.
The following table represents a reconciliation of claims development to the aggregate carrying amount of the liability for unpaid losses and LAE:

December 31, 2024
(in millions)
Liabilities for unpaid losses and LAE, net of reinsurance	$1,329.0
Reinsurance recoverable, excluding CECL allowance, on unpaid losses	412.4
AO	66.8
Total liability for unpaid losses and LAE	$1,808.2
The following table presents the average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2024 and is presented as required supplementary information, which is unaudited:

Average Annual Percentage Payout of Claims by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
19.9%	29.8%	17.5%	10.5%	5.8%	4.0%	2.4%	1.5%	1.6%	0.9%
10. Reinsurance
The Company purchases reinsurance from third parties in the normal course of its business in order to manage its exposures. The Company's reinsurance coverage is provided on both a quota share and excess of loss basis.
The effects of reinsurance on the Company's written and earned premiums and on its losses and LAE incurred were as follows:

	Years Ended December 31,
	2024		2023		2022
	Written	Earned	Written	Earned	Written	Earned
	(in millions)
Direct premiums	$767.8	$747.8	$758.6	$719.9	$705.3	$673.2
Assumed premiums	8.5	8.5	9.1	9.1	8.9	9.0
Gross premiums	776.3	756.3	767.7	729.0	714.2	682.2
Ceded premiums	(6.8)	(6.8)	(7.1)	(7.1)	(7.0)	(7.0)
Net premiums	$769.5	$749.5	$760.6	$721.9	$707.2	$675.2
Ceded losses and LAE incurred	$13.1		$17.0		$3.5
Ceded losses and LAE incurred includes the amortization of the Deferred Gain, LPT Reserve Adjustments, and LPT Contingent Commission adjustments.

Excess of Loss Reinsurance
The Company purchases reinsurance annually to protect it against the costs of severe claims and certain catastrophic events in its workers' compensation business. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. The Company's reinsurance coverage for losses from a single occurrence or catastrophic event is $190.0 million in excess of a $10.0 million retention; including a maximum any one life limit of $20.0 million, subject to certain exclusions. The current reinsurance program is effective July 1, 2024 through June 30, 2025, and is highly consistent with annual programs that ended on June 30, 2023 and 2022. This reinsurance coverage includes coverage for pandemics and acts of terrorism, excluding nuclear, biological, chemical, and radiological events. Any liability outside the coverage limits of the reinsurance program is retained by the Company.
LPT Agreement
Amounts recoverable from reinsurers on unpaid losses and LAE were $411.5 million and $427.5 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, $277.1 million and $291.7 million of those recoverables, respectively, were related to the LPT Agreement that was entered into in 1999 by the Fund and assumed by EICN. Under the LPT Agreement, substantially all of the Fund's losses and LAE on claims incurred prior to July 1, 1995 have been ceded to three unaffiliated reinsurers on a 100% quota share basis. Under the LPT Agreement, initially $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. Through December 31, 2024, the Company had paid losses and LAE claims totaling $895.6 million related to the LPT Agreement.
The Company amortized $5.2 million, $6.9 million, and $8.3 million of the Deferred Gain for the years ended December 31, 2024, 2023, and 2022, respectively. Additionally, through June 30, 2024 and for the year ended December 31, 2023, the Company recognized $0.4 million and $0.3 million of favorable LPT Contingent Commission adjustments, respectively (Note 2 –Reinsurance).
The Company received the final payment of the Contingent Commission associated with the LPT during the third quarter of 2024.
11. Financing Arrangements
Credit Agreement
On May 28, 2024, EHI entered into a Credit Agreement (the Credit Agreement) with Wells Fargo Bank National Association, as both administrative agent and issuing lender. The Credit Agreement provides for a $25.0 million, unsecured, three-year revolving credit facility and is guaranteed by certain of EHI's wholly owned subsidiaries, Employers Group, Inc. (EGI) and Cerity Group, Inc. (CGI). Borrowings under the Credit Agreement may be used for working capital and general corporate purposes of EHI and its subsidiaries. Pursuant to the terms of the Credit Agreement, EHI has an option to request an increase of the credit available under the facility up to a maximum facility amount of $35.0 million, subject to the consent of the lender(s) and the satisfaction of certain conditions.
The interest rates applicable to loans under the Credit Agreement are generally based on either, at EHI's option: (i) a base rate, defined as the higher of the Prime Rate, the Federal Funds Rate plus 1.25% and the Adjusted Term Secured Overnight Financing Rate (SOFR) for a one-month tenor plus 1.75%, or (ii) an Adjusted Term SOFR Rate, defined as the applicable Adjusted Term SOFR Rate plus 1.75%. In addition, EHI is subject to a fee on the lender’s unused commitment, ranging from 0.30% to 0.55%. The applicable margin and the amount of such commitment fee vary based upon the financial strength rating of EHI’s insurance subsidiaries as most recently announced by AM Best or EHI’s debt to total capitalization ratio if such financial strength rating is not available. Total interest paid and/or fees incurred pursuant to the Credit Agreement was $0.1 million for the year ended December 31, 2024.
The Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth, defined as EHI’s total stockholders’ equity excluding any accumulated other comprehensive income or loss, of no less than $800.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. As of December 31, 2024, EHI has remained in compliance with all of the covenants associated with the Credit Agreement.
EHI incurred $0.2 million in debt issuance costs in connection with the Credit Agreement, which are being amortized over the three-year life in Interest and financing expenses on the Company's Consolidated Statements of Comprehensive Income (Loss). Advances can be repaid at any time without prepayment penalties or additional fees.
EHI had no borrowings under the Credit Agreement during the year ended December 31, 2024.
On January 8, 2025, AM Best upgraded the financial strength ratings of EHI’s insurance subsidiaries to “A” (Excellent). As a result of this ratings action, and effective as of that date: (i) the applicable margin with respect to SOFR loans was reduced from

1.75% to 1.50%; (ii) the applicable margin with respect to base rate loans was reduced from 0.75% to 0.50%; and (iii) the annual commitment fee on the unused portion of the facility was reduced from 0.35% to 0.30%.
Former Credit Agreement
On December 15, 2020, EHI entered into a Credit Agreement (the former Credit Agreement) with a syndicate of financial institutions. The former Credit Agreement provided for a $75.0 million three-year revolving credit facility and was guaranteed by EHI’s wholly owned subsidiaries, EGI and CGI. Borrowings under the former Credit Agreement could be used for working capital and general corporate purposes of EHI and its subsidiaries.
The interest rates applicable to loans made under the former Credit Agreement were generally based on, at EHI's option, a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Adjusted Term SOFR rate plus a specified margin, ranging from 1.25% to 2.25%. In addition, EHI paid a fee on each lender’s unused commitment, ranging from 0.20% to 0.50%. Interest paid and/or fees incurred pursuant to the former Credit Agreement during the years ended December 31, 2023 and 2022 was $0.5 million and $0.3 million, respectively.
The former Credit Agreement contained covenants that required EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth; and (ii) a debt to total capitalization ratio of no more than 35%. EHI remained in compliance with all of the covenants associated with the former Credit Agreement from its inception to its expiration on December 15, 2023.
EHI borrowed and subsequently repaid $10.0 million under the former Credit Agreement during the year ended December 31, 2022 and had no borrowings during the year ended December 31, 2023.
FHLB
Each of the Company's insurance subsidiaries are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
During 2022, the Company's insurance subsidiaries, with the exception of CIC, had received aggregate advances of $182.5 million under the FHLB Standard Credit Program. These advances could be repaid at any time without penalty and were collateralized by eligible investment securities. The proceeds from these advances were used to purchase an equivalent amount of high-quality collateralized loan obligation securities. The Company's weighted average annual interest rate on these advances was 5.11% for 2023 and 2.65% for 2022. Interest incurred and paid during the year ended December 31, 2023 each totaled $5.3 million, and in 2022 totaled $3.0 million and $2.3 million, respectively. In 2023, the Company's insurance subsidiaries repaid all of its advances under the FHLB Standard Credit Program.
FHLB membership also allows the Company's insurance subsidiaries access to standby letters of credit (Letter of Credit Agreements). Throughout 2022 and 2023, EAC, ECIC, and EPIC had $25.0 million, $35.0 million, and $10.0 million of Letter of Credit Agreements in effect, respectively. On October 9, 2024, EPIC amended its existing Letter of Credit Agreement to increase its capacity to $110.0 million. The Letter of Credit Agreements currently in effect expire on March 31, 2025, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of December 31, 2024 and 2023 letters of credit totaling $170.0 million and $70.0 million, respectively, were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements.
As of December 31, 2024 and 2023, investment securities having a fair value of $284.7 million and $286.4 million, respectively, were pledged to the FHLB by the Company's insurance subsidiaries in support of the collateralized advance facility and the Letter of Credit Agreements.
12. Commitments and Contingencies
Leases
At December 31, 2024, the Company's operating leases have remaining terms of one to five years, with options to extend up to five years with no termination provision. The Company's finance leases have an option to terminate after one year.

Components of lease expense were as follows:

	Years Ended December 31,
	2024	2023
	(in millions)
Operating lease expense	$1.1	$1.6
Finance lease expense	0.1	0.2
Total lease expense	$1.2	$1.8
As of December 31, 2024, the weighted average remaining lease terms for operating and financing leases were 3.2 years and 1.2 years, respectively, and the associated weighted average discount rates were 1.3% and 7.3%, respectively.
Maturities of lease liabilities were as follows:

Year	Operating Leases	Finance Leases
	(in millions)
2025	$1.5	$0.1
2026	1.2	—
2027	1.2	—
2028	0.4	—
2029	—	—
Thereafter	—	—
Total lease payments	4.3	0.1
Less: imputed interest	(0.1)	—
Total	$4.2	$0.1
Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2024	2023
	(in millions)
Operating leases:
Operating lease right-of-use asset	$3.7	5.1
Operating lease liability	4.2	5.9
Finance leases:
Property and equipment, gross	0.4	0.6
Accumulated depreciation	(0.3)	(0.4)
Property and equipment, net	0.1	0.2
Other liabilities	$0.1	$0.2
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2024	2023
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1.1	$1.6
Financing cash flows used for finance leases	0.1	0.2
Lease Exit and Disposal Costs
During the year ended December 31, 2023, the Company recorded a non-recurring charge in connection with the early termination of the lease associated with its former corporate headquarters in Reno, Nevada. This charge included a one-time lease termination payment of $7.6 million, a write-off related to remaining leasehold improvements and furniture and equipment of $2.6 million, and estimated miscellaneous expenses associated with exiting the property of $0.2 million. The Company also recognized a related lease termination gain pertaining to the elimination of the lease liability net of the ROU asset of $1.0 million, which amount is included in Other expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss). The decision to terminate the former Reno operating lease was undertaken as part of an ongoing review of the Company's current and future facility needs.

Contingencies Surrounding Insurance Assessments
Each of the states where the Company's insurance subsidiaries are licensed to transact business require property and casualty insurers that write business within the respective state to pay various insurance assessments. The Company accrues a liability for estimated insurance assessments as direct premiums are written, losses are recorded, or as other events occur, depending on the relevant laws and regulations of a particular state. The Company defers such costs to the extent they are associated with unearned premium and recognizes them as an expense as such premiums are earned. The Company had an accrued liability for guaranty fund assessments, second injury funds assessments, and other insurance assessments totaling $12.2 million and $13.0 million as of December 31, 2024 and 2023, respectively. These liabilities are generally expected to be paid over periods from less than one year to, in some instances, the duration of the outstanding claims, based on individual state's laws and regulations. The Company also recorded an asset of $11.2 million and $12.5 million as of December 31, 2024 and 2023, respectively, for remitted estimated policy charges anticipated to be recouped from policyholders. This asset also includes state assessments that may be recovered through a reduction in future premium taxes. These assets are expected to be realized over one to ten year periods in accordance with their type and each individual state's laws and regulations.
Unfunded Investment Commitments
As of December 31, 2024 and 2023, the Company had unfunded commitments to invest $15.6 million and $25.4 million, respectively, into private equity limited partnerships. See Note 4.
13. Stockholders' Equity
Stock Repurchase Programs
On July 26, 2023, the Board authorized a stock repurchase authorization for up to $50.0 million of repurchases of our common stock from July 31, 2023 through December 31, 2024 (the 2023 Program). On June 10, 2024, the Board authorized a $50.0 million addition to the 2023 Program, increasing our aggregate purchase authority to $100.0 million, and extended the repurchase authority pursuant to the 2023 Program through July 31, 2025. The 2023 Program replaced its former program that expired on December 31, 2023. The 2023 Program provides that shares may be purchased in the open market and/or in privately negotiated transactions from time to time, and that all purchases shall be made in compliance with all applicable provisions of the Nevada Revised Statutes and federal and state securities laws including, Rules 10b5-1 and 10b-18 of the Exchange Act, as amended. Through December 31, 2024, the Company has repurchased a total of 1,694,483 shares of common stock at an average price of $41.58 per share, including commissions, for a total of $70.5 million under the 2023 Program.
Since the Company's initial public offering in January 2007 through December 31, 2024, the Company has repurchased a total of 33,628,155 shares of common stock at an average cost per share of $22.17 through various stock repurchase programs, which is reported as treasury stock, at cost, on its Consolidated Balance Sheets.
The Inflation Reduction Act of 2022 added a new IRC section, Section 4501, that imposes a 1% excise tax on certain stock repurchases on publicly traded companies occurring after December 31, 2022. The Company's excise tax obligation is $0.3 million and $0.7 million at December 31, 2024 and 2023, respectively, which is included in treasury stock, on its Consolidated Balance Sheets.
14. Stock-Based Compensation
On May 28, 2020, the Company’s stockholders approved the Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan (as amended and restated, the Plan). The Plan will expire on the tenth anniversary of April 1, 2020, which is also the effective date of the Plan. The Plan is administered by the Human Capital Management and Compensation Committee of the Board (Compensation Committee), which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants, and independent contractors. The maximum number of common shares reserved for grants of awards under the Plan was 6,555,000 shares, prior to reductions for grants made. The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, shares of restricted stock, restricted stock units (RSUs), performance stock units (PSUs), and other stock-based awards.
Employees that are awarded RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when and if, the underlying award vests and becomes payable. If the underlying award does not vest or is forfeited, dividend equivalents with respect to the underlying award fail to become payable and are forfeited.
As of December 31, 2024, the only stock based incentive awards outstanding under the Plan were RSUs and PSUs.
Compensation costs are recognized based on actual or expected performance, if applicable, net of any estimated forfeitures on a straight-line basis over the requisite employee service periods. Forfeiture rates are based on historical experience and are adjusted in subsequent periods for differences in actual forfeitures from those estimated. The Company’s forfeiture assumptions serve to reduce the unamortized grant date fair value of outstanding awards as well as the associated stock-based compensation expense. As awards are actually forfeited, the number of awards outstanding is reduced and the remaining unamortized grant date fair value is compared to assumed forfeiture levels. True-up adjustments are made as deemed necessary. For the years presented, the Company assumed a zero to 15% forfeiture rate on RSU and PSU awards. Net stock-based compensation expense recognized in the Company's Consolidated Statements of Comprehensive Income (Loss) was as follows:

	Years Ended December 31,
	2024	2023	2022
Stock-based compensation expense related to:	(in millions)
RSUs	3.2	3.5	2.6
PSUs	3.0	2.6	2.3
Total	6.2	6.1	4.9
Less: related tax benefit	1.3	1.3	1.0
Net stock-based compensation expense	$4.9	$4.8	$3.9
Stock Options
No stock options were granted in 2024, 2023 or 2022, and no stock options were outstanding or exercisable at each of the years ended December 31, 2024 and 2023.
Changes in outstanding stock options as of December 31, were as follows:

	Number of Stock Options	Weighted-Average Price	Weighted Average Remaining Contractual Life
Stock options outstanding at January 1, 2022	65,165	$25.96	0.7 years
Exercised	(41,665)	24.97
Stock options outstanding at December 31, 2022	23,500	27.72	0.2 years
Exercised	(23,500)	27.72
Stock options outstanding at December 31, 2023	—	—	0.0 years

The fair value of stock options vested and the intrinsic value of outstanding and exercisable stock options as of December 31, were as follows:

	2024	2023	2022
	(in millions)
Intrinsic value of outstanding stock options	—	—	0.4
Intrinsic value of exercisable stock options	—	—	0.4
The intrinsic value of stock options exercised was $0.4 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively.
RSUs
The Company has awarded RSUs to non-employee members of the Board and certain employees of the Company.
The RSUs awarded to non-employee members of the Board generally vest on the first anniversary of the award date. RSU grants allow each non-employee Director to decide whether to defer settlement of the RSUs until six months after termination of Board service or settle the RSUs at vesting. Dividend equivalents are granted to Directors who elected to defer settlement of the RSUs after the grants have vested.
The RSUs awarded to employees of the Company typically have a service vesting period of four years from the date awarded and vest 25% on or after each of the subsequent four anniversaries of such date. All RSUs are subject to accelerated vesting in certain limited circumstances, such as: retirement, death or disability of the holder, or in connection with a change of control of the Company.

Changes in outstanding RSUs as of December 31, were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at January 1, 2022	198,126	$34.53
Granted	124,042	39.90
Forfeited	(13,728)	38.45
Vested	(51,127)	37.69
RSUs outstanding at December 31, 2022	257,313	36.28
Granted	112,114	40.05
Forfeited	(27,447)	40.06
Vested	(111,158)	33.83
RSUs outstanding at December 31, 2023	230,822	38.84
Granted	89,783	45.33
Forfeited	(18,251)	42.16
Vested	(88,062)	38.59
RSUs outstanding at December 31, 2024	214,292	41.40
Vested but unsettled RSUs at December 31, 2024	31,553	35.46
At December 31, 2024, the Company had yet to recognize $5.4 million of expense related to outstanding RSUs and expects to recognize the remaining expense on a straight-line basis over the next 39 months. The grant date fair value of RSUs vested and the intrinsic value of vested RSUs for the years ended December 31, were as follows:

	2024	2023	2022
	(in millions)
Grant date fair value of RSUs vested	$3.4	$3.8	$1.9
Intrinsic value of RSUs vested	4.0	4.4	2.1
The intrinsic value of outstanding RSUs was $11.0 million, $9.1 million, and $11.1 million at December 31, 2024, 2023, and 2022, respectively.
PSUs
The Company has awarded PSUs to certain employees of the Company as follows:

Date of Grant	Target Number Awarded	Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2022(1)	73,120	40.54	3.0
March 2023(2)	81,800	41.14	3.4
April 2023(2)	1,220	42.34	0.1
February 2024(2)	77,360	46.36	3.6
(1)The PSUs awarded in March 2022, had a performance period of two years, followed by an additional one year vesting period. These awards were subject to certain performance goals with payouts that ranged from 0% to 250% of the target awards. The actual performance goal achieved was determined to be 59% of target in February 2024. The values shown in the table represent the aggregate number of PSUs that were originally awarded at the target level.
(2)The PSUs awarded in March 2023, April 2023, and February 2024 have a performance period of three years. These PSU awards are subject to certain performance goals with payouts that range from 0% to 250% of the target awards. The values shown in the table represent the aggregate number of PSUs awarded at the target level.
At December 31, 2024, the Company had yet to recognize $4.3 million of expense related to the 2023 and 2024 PSU grants and expects to recognize the remaining expense associated with the 2023 PSU grants on a straight-line basis over the next 12 months and the 2024 PSU grants on a straight-line basis over the next 24 months. This is based on the expectation of the Company achieving a 130% of target rate for the 2023 PSUs, and a 100% of target rate for the 2024 PSUs.

15. Statutory Matters
Statutory Financial Data
The combined capital stock, surplus, and net income of the Company's insurance subsidiaries (EICN, ECIC, EPIC, EAC, and CIC), prepared in accordance with the statutory accounting practices (SAP) of the National Association of Insurance Commissioners (NAIC) as well as SAP permitted by the states of California, Florida, Nevada, and New York were as follows:

	December 31,
	2024	2023
	(in millions)
Capital stock and unassigned surplus	$776.7	$739.7
Paid in capital	243.2	243.2
Total statutory surplus	$1,019.9	$982.9
Net income provided from the Company's insurance subsidiaries prepared in accordance with SAP was $92.1 million, $96.2 million, and $105.1 million, for the years ended December 31, 2024, 2023, and 2022, respectively.
Treatment of the LPT Agreement, deferred policy acquisition costs, and fair value of financial instruments (see Notes 4 and 10) are the primary differences in the SAP-basis capital stock and total surplus of the insurance subsidiaries of $1,019.9 million and $982.9 million, and the GAAP-basis equity of the Company of $1,068.7 million and $1,013.9 million as of December 31, 2024 and 2023, respectively. Under SAP accounting, the retroactive reinsurance gain resulting from the LPT Agreement is recorded as a special component of surplus (special surplus funds) in the initial year of the contract, and not reported as unassigned surplus until the Company has recovered amounts in excess of the original consideration paid. The special surplus funds are also reduced by the amount of extraordinary dividends as approved by the Nevada Division of Insurance. Under SAP, changes to the estimated contingent profit commission under the LPT Agreement was reflected in commission expense through June 30, 2024 when the final payment was determined.
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
Nevada law limits the payment of cash dividends by EICN to its parent by providing that payments cannot be made except from available and accumulated surplus, otherwise unrestricted (unassigned), and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend prohibited by these restrictions may only be declared and distributed as an extraordinary dividend upon the prior approval of the Nevada Commissioner of Insurance (Nevada Commissioner). EICN may not pay such an extraordinary dividend or make an extraordinary distribution until the Nevada Commissioner either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the lesser of: (a) 10% of EICN's statutory surplus as regards to policyholders at the preceding December 31; or (b) EICN's statutory net income, not including realized capital gains, for the 12-month period ending at the preceding December 31. As of December 31, 2024, EICN had positive unassigned surplus of $259.1 million. During 2024, EICN paid an ordinary dividend in the amount of $13.7 million to its parent company, EGI. As a result of that payment, EICN cannot pay any dividends through March 26, 2025, and can pay $14.0 million of dividends thereafter, without regulatory approval.
Under Florida law, without regulatory approval, EPIC and EAC may pay dividends if they do not exceed the greater of: the lesser of 10% of surplus or net income, not including realized capital gains, plus a 2-year carry forward; 10% of surplus, with dividends payable limited to unassigned funds minus 25% of unrealized capital gains; or, the lesser of 10% of surplus or net investment income plus a 3-year carry forward with dividends payable limited to unassigned funds minus 25% of unrealized capital gains. During 2024, EAC paid an ordinary dividend in the amount of $22.4 million to its parent company, EGI. As a result of that payment, EAC cannot pay any dividends through July 15, 2025 and $23.6 million thereafter, without regulatory approval from the Florida Office of Insurance Regulation (FOIR), provided that no dividends are paid prior to July 15, 2025. During 2024, EPIC paid an ordinary dividend in the amount of $23.2 million to its parent company, EGI. As a result of that payment, EPIC cannot pay any dividends through July 15, 2025 and can pay $23.9 million of dividends thereafter, without regulatory approval from the FOIR.
EPIC and EAC are subject to regulation by the Florida Department of Financial Services (FDFS). Florida statute Section 624.408 requires EPIC and EAC to maintain minimum capital and surplus of the greater of $4.0 million or 10% of total liabilities. Florida statutes require EPIC and EAC to maintain a ratio of written premiums, defined as 1.25 times written premiums, to surplus of no greater than 10-to-1 for gross written premiums and 4-to-1 for net written premiums. During the years ended December 31, 2024, 2023, and 2022, EPIC and EAC were in compliance with these statutes.
ECIC is subject to regulation by the California Department of Insurance (California DOI). Additionally, the California Insurance Holding Company System Regulatory Act limits the ability of ECIC to pay dividends to its parent. California law provides that, absent prior approval of the California Insurance Commissioner, dividends may only be declared from earned surplus. For purpose of this statute, earned surplus excludes amounts derived from net appreciation in the value of assets not yet realized, or derived from an exchange of assets, unless the assets received are currently realizable in cash. In addition, California law provides that the appropriate insurance regulatory authorities in the state of California must approve (or, within a 30-day notice period, not disapprove) any dividend that, together with all other such dividends paid during the preceding 12 months, exceeds the greater of: (i) 10% of the paying company's statutory surplus as regards to policyholders at the preceding December 31; or (ii) 100% of net income for the preceding year. During the years ended December 31, 2024, 2023, and 2022, ECIC was in compliance with these requirements.
During 2024, ECIC paid an ordinary dividend in the amount of $23.3 million to its parent company, EGI. As a result of that payment, ECIC cannot pay any dividends until March 18, 2025 and can pay $23.5 million thereafter without prior regulatory approval.
Under New York law, without regulatory approval, CIC may pay dividends if they do not exceed the lesser of 10% of surplus or 100% of net investment income for the previous year increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing 36 months prior to the declaration or distribution of the current dividend and ending 12 months prior thereto. The New York state law also provides that any distribution may only be paid out of earned surplus. During 2024, CIC paid an ordinary dividend in the amount of $5.7 million to its parent company, CSI. As a result of that payment, CIC cannot pay any dividends through September 20, 2025, and can pay $5.9 million of dividends thereafter, without regulatory approval.
Additionally, EICN, ECIC, EPIC, EAC, and CIC are required to comply with RBC requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. As of December 31, 2024, 2023, and 2022, EICN, ECIC, EPIC, EAC, and CIC each had total adjusted capital above all regulatory action levels.
16. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of unrealized gains on investments classified as available-for-sale, net of deferred tax expense. The following table summarizes the components of Accumulated other comprehensive loss:

	Years Ended December 31,
	2024	2023
	(in millions)
Net unrealized losses on investments, before taxes	$(104.5)	$(108.9)
Deferred tax benefit on net unrealized losses	22.0	22.9
Total accumulated other comprehensive loss	$(82.5)	$(86.0)
17. Employee Benefit and Retirement Plans
The Company maintains a 401(k) defined contribution plan covering all eligible Company employees (the Employers 401(k) Plan). Under the Employers 401(k) Plan, the Company's safe harbor matching consists of a 100% matching contribution on salary deferrals up to 3% of compensation and then a 50% matching contribution on salary deferrals from 3% to 5% of compensation. The Company's matching contribution to the Employers 401(k) Plan was $2.5 million, $2.3 million, and $2.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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

Employees that are awarded RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when and if, the underlying award vests and becomes payable. Therefore, these awards are not considered participating securities for the purposes of determining earnings per share.
The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Years Ended December 31,
	2024	2023	2022
	(in millions, except share data)
Net income	$118.6	$118.1	$48.4
Weighted average number of shares outstanding–basic	25,050,605	26,368,801	27,503,941
Effect of dilutive securities:
Stock options	—	2,072	11,256
PSUs	86,920	110,342	131,465
RSUs	57,289	42,436	34,326
Dilutive potential shares	144,209	154,850	177,047
Weighted average number of shares outstanding–diluted	25,194,814	26,523,651	27,680,988
Diluted earnings per share excludes outstanding potential dilutive shares in periods where the inclusion of such securities would be anti-dilutive under the treasury stock methodology. Potential dilutive shares of 20,518 and 22,395 for the years ended December 31, 2024 and 2023, respectively, were excluded from the Company's diluted earnings per share computations because they were anti-dilutive. There were no potential dilutive shares excluded from the Company's diluted earnings per share computations for the year ended December 31, 2022.
No outstanding PSUs and RSUs are considered in the Company's diluted earnings per share computations in any period that involves a net loss because their inclusion would be anti-dilutive.
19. Segment Reporting
The Company operates as a single reportable segment, Insurance Operations, providing workers' compensation insurance through its wholly owned subsidiaries. In 2023, the Company developed and executed an integration plan to consolidate its previously segregated direct-to-consumer operations (Cerity) into the Company’s mainstream operations, while retaining its digital distribution capabilities. The integration plan, which provided efficiencies and cost savings, resulted in a change in the composition of our reportable segments by eliminating any distinction for reporting purposes, including stand-alone financial statements, among our former reportable segments, which were: Employers and Cerity.
The Insurance Operations segment represents the Company's traditional business offered through its agents, including business originated from its strategic partnerships and alliances and its direct-to-customer business. Revenues for the Insurance Operations segment are generated primarily from earned workers' compensation premiums, investment income and realized and unrealized gains (losses) on investments. The Company does not have intra-entity sales or transfers.
The Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by the CODM (the President and Chief Executive Officer) to make key decisions about resources to be allocated and to assesses its performance. Performance is determined based on multiple measures, including net income, the Company’s combined ratio and the Company’s adjusted stockholders' equity. Net income, which is reported on the Company's Consolidated Statements of Comprehensive Income (Loss), is a comprehensive measure used to determine the Company’s overall profitability. The combined ratio, which is a widely-used measure used in the property and casualty insurance industry, is used to determine whether the Company is generating an underwriting profit or loss. Adjusted stockholders' equity, which is a non-GAAP measure of financial strength and overall performance, and is defined as [Total stockholders' equity plus Deferred reinsurance gain - LPT Agreement less Accumulated other comprehensive income or loss, net of tax] divided by ending common shares outstanding.
The measurement of segment assets is reported on the Company's Consolidated Balance Sheet as Total assets. The accounting policies of the Insurance Operations segment are the same as those described in the summary of significant accounting policies (see Note 2).
Under ASU 2023-07, the Company is required to disclose segment reporting requirements even as a single reportable segment, which includes additional disclosures regarding profit and loss information, as well as a further breakdown of significant expenses. The following table summarizes the Company's written premiums, components of net income, and significant segment expenses. Certain information presented below has been recast to conform to the 2024 presentation.

	Insurance Operations	Total
	(in millions)
Year Ended December 31, 2024
Gross premiums written	$776.3	$776.3
Net premiums written	$769.5	$769.5

Net premiums earned	$749.5	$749.5
Net investment income	107.0	107.0
Net realized and unrealized gains on investments	24.1	24.1
Other income	0.1	0.1
Total revenues	880.7	880.7

Losses and loss adjustment expenses	456.2	456.2
Commission expense	101.2	101.2
Compensation-related expenses(1)	108.9	108.9
Information technology expenses(1)	12.0	12.0
Professional fees(1)	19.3	19.3
Depreciation and amortization expenses(1)	16.7	16.7
Other underwriting and general and administrative expenses(1) (2)	9.4	9.4
AO and other expense allocations(3)	(48.0)	(48.0)
Premium taxes and assessments	29.5	29.5
Policyholder dividends	11.2	11.2
Bad debt expense	17.5	17.5
Interest and financing expenses	0.1	0.1
Total expenses	$734.0	$734.0

Net income before income taxes	146.7	146.7
Income tax expense	28.1	28.1
Net income(4)	$118.6	$118.6

Combined ratio	98.7%	98.7%

	Insurance Operations	Total
	(in millions)
Year Ended December 31, 2023
Gross premiums written	$767.7	$767.7
Net premiums written	$760.6	$760.6

Net premiums earned	$721.9	$721.9
Net investment income	106.5	106.5
Net realized and unrealized gains on investments	22.7	22.7
Other (loss) income	(0.2)	(0.2)
Total revenues	850.9	850.9

Losses and loss adjustment expenses	405.7	405.7
Commission expense	100.0	100.0
Compensation-related expenses(1)	109.2	109.2
Information technology expenses(1)	12.8	12.8
Professional fees(1)	22.1	22.1
Depreciation and amortization expenses(1)	21.5	21.5
Other underwriting and general and administrative expenses(1) (2)	12.6	12.6
AO and other expense allocations(3)	(46.5)	(46.5)
Premium taxes and assessments	27.9	27.9
Policyholder dividends	10.3	10.3
Bad debt expense	10.1	10.1
Interest and financing expenses	5.8	5.8
Other expenses	11.0	11.0
Total expenses	$702.5	$702.5

Net income before income taxes	148.4	148.4
Income tax expense	30.3	30.3
Net income(4)	$118.1	$118.1

Combined ratio	96.0%	96.0%

	Insurance Operations	Total
	(in millions)
Year Ended December 31, 2022
Gross premiums written	$714.2	$714.2
Net premiums written	$707.2	$707.2

Net premiums earned	$675.2	$675.2
Net investment income	89.8	89.8
Net realized and unrealized (losses) on investments	(51.8)	(51.8)
Other income	0.3	0.3
Total revenues	713.5	713.5

Losses and loss adjustment expenses	391.0	391.0
Commission expense	95.9	95.9
Compensation-related expenses(1)	96.6	96.6
Information technology expenses(1)	12.5	12.5
Professional fees(1)	18.2	18.2
Depreciation and amortization expenses(1)	21.7	21.7
Other underwriting and general and administrative expenses(1) (2)	14.0	14.0
AO and other expense allocations(3)	(38.8)	(38.8)
Premium taxes and assessments	28.4	28.4
Policyholder dividends	7.7	7.7
Bad debt expense	7.0	7.0
Interest and financing expenses	3.5	3.5
Total expenses	$657.7	$657.7

Net income before income taxes	55.8	55.8
Income tax expense	7.4	7.4
Net income(4)	$48.4	$48.4

Combined ratio	98.1%	98.1%
(1)Certain underwriting and general and administrative expenses are shown prior to adjusting and other (AO) and other expense allocations.
(2)Other underwriting and general and administrative segment expenses include marketing and advertising, travel, corporate insurance, payment processing fees and other miscellaneous expenses.
(3)AO allocations consist of those underwriting and general and administrative expenses that relate to claims handling activities, which are allocated to loss adjustment expenses. Other allocations consist primarily of those underwriting and general and administrative expenses that relate to investing activities, which are allocated to net investment income, and nurse billing expenses that constitute defense and cost containment (DCC) costs, which are allocated to loss adjustment expenses.
(4)There are no reconciling adjustments to consolidated net income.

Entity-Wide Disclosures
The Company operates solely within the United States and does not have revenue from transactions with a single policyholder accounting for 10% or more of its revenues. The following table shows our in-force premiums, in-force premiums including estimated final audit premium, and number of policies in-force for each state of our largest states and all other states combined as of December 31:

	2024		2023		2022
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$336.1	44,540	$311.5	43,353	$279.7	42,876
Florida	60.1	10,943	56.6	10,008	49.4	9,417
New York	36.1	7,938	31.9	7,603	27.3	7,497
Other (43 states and D.C.)	309.8	67,346	294.6	65,445	266.1	61,566
Total	$742.1	130,767	$694.6	126,409	$622.5	121,356
Estimated audit premium	26.1	—	14.8	—	31.5	—
Total, including estimated audit premium	$768.2	130,767	$709.4	126,409	$654.0	121,356
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2024.
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
Item 9B. Other Information
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each such term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Executive Officers of the Registrant
The following provides information regarding our executive officers as of February 28, 2025. No family relationships exist among our directors or executive officers.

Name	Age	Position
Katherine H. Antonello	60	President and Chief Executive Officer of EHI
Michael S. Paquette	61	Executive Vice President, Chief Financial Officer of EHI
Michael A. Pedraja	57	Executive Vice President, Chief Financial Officer (Designate) of EHI
Lori A. Brown	59	Executive Vice President, Chief Legal Officer and General Counsel of EHI
John M. Mutschink	52	Executive Vice President, Chief Administrative Officer of EHI
Christina M. Ozuna	55	Senior Vice President, Chief Claims Officer of EHI
Ann Marie Smith	54	Senior Vice President, Chief Actuarial and Underwriting Officer of EHI
Lindsey M. Rynard	45	Senior Vice President, Chief Sales Officer of EHI
Kelley F. Kage	40	Senior Vice President, Chief Information Officer of EHI
Katherine H. Antonello. Ms. Antonello has served as President and Chief Executive Officer of EHI since April 2021. She has also served as a director and Chief Executive Officer of all of the Company’s wholly-owned subsidiaries since April 2021 except for Elite Insurance Services, Inc. where she served as a director and Chief Executive Officer from March 2021 to December 2023 when it merged into EIG Services. Ms. Antonello joined the Company in August 2019 as Executive Vice President, Chief Actuary. Prior to joining the Company, she served as the Chief Actuary of NCCI from June 2013 to June 2019. Prior to that position, from July 2001 to June 2013, Ms. Antonello held various positions at Lumbermen's Underwriting Alliance and served as Vice President and Chief Actuary. Earlier in her career, she worked at Milliman & Robertson and Liberty National Life Insurance Company. She has also previously worked at NCCI as an Associate Actuary. Ms. Antonello holds a B.S. degree in Mathematics from Birmingham-Southern College. She is a Fellow of the Casualty Actuarial Society, a Fellow of the Society of Actuaries, and a Member of the American Academy of Actuaries. In addition, she has served as Chair of the Board of Directors and President of the Casualty Actuarial Society and continues as an advisory board member of Kids Chance of America.
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
Michael A. Pedraja. Mr. Pedraja has served as Executive Vice President, Finance and Chief Financial Officer (Designate) of EHI since February 2025. Before joining the Company, Mr. Pedraja served as Group Chief Financial Officer for Ariel Re, a global reinsurance underwriter and service provider from May 2021 to January 2025. From April 2019 to April 2021, Mr. Pedraja served as Senior Vice President and Treasurer of The Allstate Corporation, a leading provider of personal lines insurance. Prior to that, Mr. Pedraja worked as an investment banker for over 20 years focusing on the Insurance Industry at Aon Securities, Barclays and Credit Suisse. Mr. Pedraja began his career as a Certified Public Accountant for Coopers & Lybrand and earned his B.S. in Commerce from DePaul University.
Lori A. Brown. Ms. Brown has served as Executive Vice President, Chief Legal Officer, General Counsel, and Secretary of EHI since January 2019. She served as Senior Vice President, Deputy General Counsel from March 2015 to December 2018 to EIG Services, EICN, ECIC, EPIC, and EAC and as Vice President, Deputy General Counsel of ECIC and EICN from January 2006 to March 2015, EPIC and EAC from November 2008 to March 2015, and EIG Services and its predecessor from May 2014 to March 2015. Ms. Brown has served as a director of EGI, CGI and CSI since May 2018, of EICN, ECIC, EPIC, EAC, and EIG Services since January 2019, and of CIC since August 2019. She has served as Secretary to EGI, ECIC, EPIC, EAC, and EIG Services since March 2021, Elite Insurance Services, Inc. from March 2021 to December 2023 when it merged into EIG Services, and EICN, CGI, CSI, and CIC since November 2022. Prior to joining the Company, she was Senior Legal Counsel of DHL Worldwide from May 1994 to April 2005. Ms. Brown brings more than 30 years of experience as an attorney primarily in the areas of corporate law and governance, SEC compliance, insurance regulation, labor and employment, and risk management. Ms. Brown holds a B.A. degree from UC Riverside and a J.D. degree from the University of San Francisco.
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
Ann Marie Smith. Ms. Smith has served as Senior Vice President, Chief Actuarial and Underwriting Officer of EIG Services since March 2024. Previously, she served as Senior Vice President, Chief Underwriting Officer of EIG Services from April 2021 to March 2024 and Vice President, Actuarial Pricing from July 2020 to April 2021. She has served as a Director of EGI, EICN, ECIC, EPIC, EAC, CIC, and EIG Services since December 2023. Prior to joining the Company, she was an Actuarial Loss Modeling Manager at Allstate Dealer Services from March 2019 to July 2020 and was an independent actuarial consultant from June 2018 to June 2020. Earlier in her career, she worked at the National Council on Compensation Insurance (NCCI) for over 15 years. Ms. Smith holds a B.A. degree in Mathematics and a M.S. degree in Teaching Mathematics from Florida Atlantic University. She is a Fellow of the Casualty Actuary Society and a Member of the American Academy of Actuaries.
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
Insider Trading Policy
The Company has an insider trading compliance policy and program applicable to the Company’s directors, executive officers, and employees, as well as the Company itself, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and the New York Stock Exchange listing standards. The foregoing summary of the Company’s insider trading compliance policy and program does not purport to be complete and is qualified by reference to the full text of the Insider Trading Policy filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Other Matters
The information required by Item 10 with respect to our Directors is included under the caption "Election of Directors" in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to the Audit Committee of our Board (Audit Committee) and Audit Committee financial expert is included under the caption "Board Committees" in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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
Item 11. Executive Compensation
The information required by Item 11 is included under the captions "Equity and Other Compensation Grant Policies, Procedures and Requirements," "Compensation Discussion and Analysis," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by Item 12 is included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Discussion and Analysis" in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Equity and Incentive Plan
The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2024. We do not have any plans not approved by our stockholders. Our equity compensation plans are discussed further in Note 14 in the Notes to our Consolidated Financial Statements, which are included herein.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercised price of outstanding options, warrants, and rights(4)	(c) Number of securities remaining available for further issuance under compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1):
Stock options	—	$—	1,169,790
RSUs(2)	214,292		955,498
PSUs(3)	228,427		727,071
Equity compensation plans not approved by stockholders	—	—	—
Total	442,719	$—	727,071
(1)On May 28, 2020, our stockholders approved the Amended and Restated Equity and Incentive Plan (as amended and restated, the Plan). The Plan will expire on the tenth anniversary of April 1, 2020, which is also the effective date of the Plan. The Plan is administered by the Compensation Committee of the Board, which is authorized to grant, at its discretion, awards to officers, employees, non-employee directors, consultants, and independent contractors. The maximum number of common shares currently reserved for grants of awards under the Plan was 6,555,000 shares, prior to reductions for grants made.
The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, shares of restricted stock, RSUs, PSUs, and other stock-based awards. As of December 31, 2024, the only stock based incentive awards outstanding under the Plan were RSUs and PSUs.
(2)RSUs are phantom (as opposed to actual) shares of common stock which, depending on the individual award, vest in equal tranches over one- to four-year periods, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date.
(3)PSUs are phantom (as opposed to actual) shares of common stock, which are subject to a performance period of two years followed by an additional one-year vesting period prior to 2023, and thereafter are subject to a performance period of three years, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date. PSU awards are subject to certain performance goals with payouts that vary from 0% to 250% of the target awards. The values shown in the table above represent the aggregate number of PSUs based on the expectation of the Company achieving a 59% of target rate for the 2022 PSUs, a 130% of target rate for the 2023 PSUs, and a 100% of target rate for the 2024 PSUs.
(4)Holders of RSUs and PSUs are not entitled to voting rights, but are entitled to receive dividend equivalents for eligible awards, payable in cash, when and if, the underlying award vests and becomes payable. RSUs and PSUs do not require the payment of an exercise price; accordingly, there is no weighted average exercise price for these awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is included under the captions "Certain Relationships and Related Transactions" and "Director Independence" in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is included under the caption "Audit Matters" in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following consolidated financial statements are filed in Item 8 of Part II of this report:

Page
Report of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets as of December 31, 2024 and 2023	53
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2024, 2023, and 2022	55
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2024, 2023, and 2022	56
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2024, 2023, and 2022	57
Notes to Consolidated Financial Statements	59

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	96
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	99

Pursuant to Rule 7-05 of Regulation S-X, Financial Statement Schedules I, III, IV, and V have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

Schedule II. Condensed Financial Information of Registrant

Employers Holdings, Inc.

Condensed Balance Sheets

	December 31,
	2024	2023
Assets	(in millions, except share data)
Investments:
Investment in subsidiaries	$1,006.7	$972.4
Fixed maturity securities at fair value (amortized cost $23.8 at December 31, 2024 and $1.3 at December 31, 2023)	23.8	1.3
Equity securities at fair value (cost $26.2 at December 31, 2024 and $26.2 at December 31, 2023)	24.5	24.2
Total investments	1,055.0	997.9

Cash and cash equivalents	9.8	20.3
Accrued investment income	0.1	0.1
Intercompany receivable	0.3	0.4
Federal income taxes receivable	4.3	—
Deferred income taxes, net	2.0	1.9
Other assets	0.7	0.3
Total assets	$1,072.2	$1,020.9

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$2.8	$6.5
Intercompany payable	0.7	—
Other liabilities	—	0.5
Total liabilities	3.5	7.0

Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 58,184,861 and 58,055,968 shares issued and 24,556,706 and 25,369,753 shares outstanding at December 31, 2024 and 2023, respectively	0.6	0.6
Additional paid-in capital	424.2	419.8
Retained earnings	1,472.9	1,384.3
Accumulated other comprehensive loss, net of tax	(82.5)	(86.0)
Treasury stock, at cost (33,628,155 shares at December 31, 2024 and 32,686,215 shares at December 31, 2023)	(746.5)	(704.8)
Total stockholders' equity	1,068.7	1,013.9
Total liabilities and stockholders' equity	$1,072.2	$1,020.9

Employers Holdings, Inc.

Condensed Statements of Income

	Years Ended December 31,
	2024	2023	2022
	(in millions, except per share data)
Revenues
Net investment income	$3.1	$3.7	$3.6
Net realized and unrealized gains (losses) on investments	0.3	1.2	(6.5)
Total revenues	3.4	4.9	(2.9)

Expenses
Underwriting and general and administrative expenses	10.0	12.1	13.5
Interest and financing expenses	0.1	0.4	0.5
Total expenses	10.1	12.5	14.0

Loss before income taxes and equity in earnings of subsidiaries	(6.7)	(7.6)	(16.9)
Income tax benefit	(2.1)	(1.3)	(3.4)
Net loss before equity in earnings of subsidiaries	(4.6)	(6.3)	(13.5)
Equity in earnings of subsidiaries	123.2	124.4	61.9
Net income	$118.6	$118.1	$48.4

Earnings per common share:
Basic	$4.73	$4.48	$1.76
Diluted	$4.71	$4.45	$1.75

Cash dividends declared per common share and eligible equity plan awards	$1.18	$1.10	$3.28

Employers Holdings, Inc.

Condensed Statement of Cash Flows

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Operating activities
Net income	$118.6	$118.1	$48.4
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(30.9)	(45.7)	117.6
Net realized and unrealized (gains) losses on investments	(0.3)	(1.2)	6.5
Stock-based compensation	6.3	6.2	5.1
Amortization of discounts and premiums on investments, net	—	—	0.1
Deferred income tax (benefit) expense	(0.1)	1.1	(0.5)
Change in operating assets and liabilities:
Accounts payable, accrued expenses, and other liabilities	(2.6)	(0.2)	0.8
Federal income taxes	(4.8)	(7.8)	9.8
Other assets	(0.3)	0.5	0.2
Intercompany payables and receivables	0.8	(0.9)	0.6
Other	—	—	(0.1)
Net cash provided by operating activities	86.7	70.1	188.5

Investing activities
Purchases of fixed maturity securities	(26.7)	—	(14.7)
Purchases of equity securities	—	—	(40.2)
Purchases of short-term securities	—	(18.6)	(24.7)
Proceeds from sale of fixed maturity securities	4.2	6.6	16.0
Proceeds from sale of equity securities	—	10.0	25.5
Proceeds from maturities of short-term investments	—	39.3	4.0
Capital contributions to subsidiaries	—	(17.6)	—
Net cash (used in) provided by investing activities	(22.5)	19.7	(34.1)

Financing activities
Acquisition of common stock and excise tax payments	(42.6)	(76.1)	(30.4)
Cash transactions related to stock-based compensation	(1.8)	(1.0)	(1.2)
Dividends paid to stockholders	(30.3)	(29.7)	(90.3)
Proceeds from line of credit advances	—	—	10.0
Repayments of line of credit advances	—	—	(10.0)
Net cash used in financing activities	(74.7)	(106.8)	(121.9)

Net (decrease) increase in cash and cash equivalents	(10.5)	(17.0)	32.5
Cash and cash equivalents at the beginning of the period	20.3	37.3	4.8
Cash and cash equivalents at the end of the period	$9.8	$20.3	$37.3

Schedule VI. Supplemental Information Concerning Property - Casualty Insurance Operations

Employers Holdings, Inc. and Subsidiaries
Consolidated Supplemental Information Concerning Property and Casualty Insurance Operations

Year Ended	Deferred Policy Acquisition Costs	Reserves For Unpaid Losses And LAE	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Related to Current Years	Losses and LAE Related to Prior Years (including LPT Amortization and Adj)	Amortization of Deferred Policy Acquisition Costs	Paid Losses And LAE (including LPT Amortization and Adj)	Net Premiums Written
(in millions)
Insurance Operations
2024	59.6	1,808.2	402.2	749.5	107.0	480.2	(24.0)	119.6	516.5	769.5
2023	55.6	1,884.5	379.7	721.9	106.5	457.8	(52.1)	113.8	464.9	760.6
2022	48.3	1,960.7	339.5	675.2	89.8	432.8	(41.8)	106.4	380.0	707.2

Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Employers Holdings, Inc.		10-K	001-33245	3.1	February 28, 2019
3.2	Amended and Restated Bylaws of Employers Holdings, Inc.		8-K	001-33245	3.1	May 22, 2023
4.1	Form of Common Stock Certificate		S-1/A	333-139092	4.1	January 18, 2007
4.2	Description of Capital Stock		10-K	001-33245	4.2	February 20, 2020
10.1	Quota Share Reinsurance Agreement, dated as of June 30, 1999, between State Industrial Insurance System of Nevada, D.B.A.: Employers Insurance Company of Nevada and the various Reinsurers as identified by the Interests and Liabilities Agreements attached thereto(1)		S-1/A	333-139092	10.1	January 18, 2007
10.2	Producer Agreement, dated as of May 1, 2005, between Employers Compensation Insurance Company and Automatic Data Processing Insurance Agency, Inc.(1)		S-1/A	333-139092	10.2	January 18, 2007
10.3	Form of Letter of Credit and Reimbursement Agreement		8-K	001-33245	10.4	March 15, 2018
10.4	Credit Agreement, dated as of May 28, 2024, by and among Employers Holdings, Inc., as Borrower, the lenders referred to therein, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender		8-K	001-33245	10.1	May 29, 2024
10.5	FHLB Form of Advances and Security Agreement		10-Q	001-33245	10.7	July 28, 2020
10.6	Amendment No. 4 to Irrevocable Standby Letter of Credit No. 2018-08 between EAC and FHLB, dated August 13, 2021		10-K	001-33245	10.1	February 24, 2022
10.7	Amendment No. 3 to Irrevocable Standby Letter of Credit No. 2018-09 between ECIC and FHLB, dated August 13, 2021		10-K	001-33245	10.2	February 24, 2022
10.8	Confirmation of Amendment No. 4 to Irrevocable Standby Letter of Credit No. 2018-10 between EPIC and FHLB, dated October 9, 2024	X			10.1
*10.9	Employers Holdings, Inc. Key Executive Change in Control and Severance Plan		8-K	001-33245	10.1	August 3, 2021
*10.10	Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan effective as of April 1, 2020		S-8 POS	333-168563	10.2	May 28, 2020
*10.11	Employers Holdings, Inc. Equity and Incentive Plan Form of Stock Option Agreement		10-Q	001-33245	10.3	April 30, 2015
*10.12	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors		10-Q	001-33245	10.1	August 7, 2009
*10.13	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement		10-Q	001-33245	10.3	April 27, 2017
*10.14	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement		10-Q	001-33245	10.1	April 29, 2022
*10.15	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement		10-Q	001-33245	10.2	April 29, 2022
*10.16	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement		10-Q	001-33245	10.1	April 28, 2023
*10.17	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement		10-Q	001-33245	10.2	April 28, 2023

*10.18	Employers Holdings, Inc. Form of Annual Cash Bonus Program Award Agreement		10-Q	001-33245	10.1	April 26, 2024
*10.19	Offer of Employment Letter dated October 7, 2024 from Employers Holdings, Inc. to Michael A. Pedraja		8-K	001-33245	10.1	October 9, 2024
19.1	Insider Trading Policy	X
21.1	Subsidiaries of Employers Holdings, Inc.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Katherine H. Antonello Pursuant to Section 302	X
31.2	Certification of Michael S. Paquette Pursuant to Section 302	X
32.1	Certification of Katherine H. Antonello Pursuant to Section 906	X
32.2	Certification of Michael S. Paquette Pursuant to Section 906	X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation		10-K	001-33245	97.1	February 26, 2024
101.INS
The following materials from Employers Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022 (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2024, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; (vi) Notes to consolidated financial statements tagged in summary and detail; (vii) Schedule II - Condensed Financial Information of Registrant (Parent Only); and (viii) Supplemental Information Concerning Property-Casualty Insurance Operations.
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

Date:	February 28, 2025	EMPLOYERS HOLDINGS, INC.

		By:	/s/ Michael S. Paquette
Name: Michael S. Paquette
Title: Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeanne L. Mockard	Chair of the Board	February 28, 2025
Jeanne L. Mockard

/s/ Katherine H. Antonello	President and Chief Executive Officer, Director (Principal Executive Officer)	February 28, 2025
Katherine H. Antonello

/s/ Michael S. Paquette	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2025
Michael S. Paquette

/s/ João (John) M. de Figueiredo	Director	February 28, 2025
João (John) M. de Figueiredo

/s/ James R. Kroner	Director	February 28, 2025
James R. Kroner

/s/ Barbara A. Higgins	Director	February 28, 2025
Barbara A. Higgins

/s/ Michael J. McColgan	Director	February 28, 2025
Michael J. McColgan

/s/ Michael J. McSally	Director	February 28, 2025
Michael J. McSally

/s/ Steven P. Sorenson	Director	February 28, 2025
Steven P. Sorenson

/s/ Alex Perez-Tenessa	Director	February 28, 2025
Alex Perez-Tenessa