Form 10-Q
period 2025-03-31
Employers Holdings, Inc.
filed 2025-05-02
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 29, 2025, there were 24,040,602 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	March 31, 2025	December 31, 2024
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,165.7 at March 31, 2025 and $2,203.1 at December 31, 2024, less CECL allowance of $1.4 at March 31, 2025 and $1.1 at December 31, 2024)	$2,087.4	$2,097.4
Equity securities at fair value (cost $145.7 at March 31, 2025 and $145.0 at December 31, 2024)	248.5	254.1
Equity securities at cost	5.7	5.7
Other invested assets (cost $85.0 at March 31, 2025 and $90.9 at December 31, 2024)	95.4	106.6
Short-term investments at fair value (amortized cost $0.1 at December 31, 2024)	—	0.1
Total investments	2,437.0	2,463.9
Cash and cash equivalents	100.4	68.3
Restricted cash and cash equivalents	0.2	0.2
Accrued investment income	14.6	15.7
Premiums receivable (less CECL allowance of $19.9 at March 31, 2025 and $19.2 at December 31, 2024)	377.0	361.3
Reinsurance recoverable for:
Paid losses	6.6	6.3
Unpaid losses (less CECL allowance of $0.8 at March 31, 2025 and $0.9 at December 31, 2024)	406.3	411.5
Deferred policy acquisition costs	63.8	59.6
Deferred income tax asset, net	35.0	38.3
Property and equipment, net	7.7	7.8
Operating lease right-of-use assets	3.3	3.7
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Cloud computing arrangements	15.5	17.3
Other assets	39.7	37.6
Total assets	$3,556.9	$3,541.3
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$1,792.6	$1,808.2
Unearned premiums	428.0	402.2
Commissions and premium taxes payable	60.3	65.8
Accounts payable and accrued expenses	18.7	21.2
Federal income taxes payable	4.0	—
Deferred reinsurance gain—LPT Agreement	92.4	94.0
Operating lease liability	3.8	4.2
Non-cancellable obligations	11.8	13.8
Other liabilities	69.6	63.2
Total liabilities	$2,481.2	$2,472.6
Commitments and contingencies (Notes 3 and 6)

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	March 31, 2025	December 31, 2024
Stockholders’ equity:	(unaudited)
Common stock, $0.01 par value; 150,000,000 shares authorized; 58,244,858 and 58,184,861 shares issued and 24,210,602 and 24,556,706 shares outstanding at March 31, 2025 and December 31, 2024, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	424.1	424.2
Retained earnings	1,478.5	1,472.9
Accumulated other comprehensive loss, net of tax	(60.7)	(82.5)
Treasury stock, at cost (34,034,256 shares at March 31, 2025 and 33,628,155 shares at December 31, 2024)	(766.8)	(746.5)
Total stockholders’ equity	1,075.7	1,068.7
Total liabilities and stockholders’ equity	$3,556.9	$3,541.3
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions, except per share data)
	Three Months Ended
	March 31,
	2025	2024
Revenues	(unaudited)
Net premiums earned	$183.0	$184.9
Net investment income	32.1	26.8
Net realized and unrealized (losses) gains on investments	(12.8)	11.4
Other income	0.3	—
Total revenues	202.6	223.1
Expenses
Losses and loss adjustment expenses	120.7	116.5
Commission expense	23.0	25.1
Underwriting expenses	42.9	46.2
Interest and financing expenses	0.1	—
Total expenses	186.7	187.8
Net Income before income taxes	15.9	35.3
Income tax expense	3.1	7.0
Net Income	$12.8	$28.3

Comprehensive income
Unrealized AFS investment gains (losses) arising during the period, net of tax (expense) benefit of $(5.7) and $3.0 for the three months ended March 31, 2025 and 2024, respectively	$21.1	$(11.6)
Reclassification adjustment for realized AFS investment losses in net income, net of tax benefit of $(0.2) for each of the three months ended March 31, 2025 and 2024	0.7	0.7
Other comprehensive income (loss), net of tax	21.8	(10.9)
Total Comprehensive income	$34.6	$17.4

Earnings per common share (Note 13):
Basic	$0.52	$1.12
Diluted	$0.52	$1.11
Cash dividends declared per common share and eligible equity plan awards	$0.30	$0.28
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2025	58,184,861	$0.6	$424.2	$1,472.9	$(82.5)	$(746.5)	$1,068.7
Stock-based obligations	—	—	1.2	—	—	—	1.2
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	59,997	—	(1.3)	—	—	—	(1.3)
Acquisitions of common stock(1)	—	—	—	—	—	(20.3)	(20.3)
Dividends declared	—	—	—	(7.2)	—	—	(7.2)
Net income for the period	—	—	—	12.8	—	—	12.8
Change in net unrealized losses on AFS investments, net of taxes of $(5.9)	—	—	—	—	21.8	—	21.8
Balance, March 31, 2025	58,244,858	$0.6	$424.1	$1,478.5	$(60.7)	$(766.8)	$1,075.7

Balance, January 1, 2024	58,055,968	$0.6	$419.8	$1,384.3	$(86.0)	$(704.8)	$1,013.9
Stock-based obligations	—	—	1.4	—	—	—	1.4
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	96,824	—	(1.7)	—	—	—	(1.7)
Acquisitions of common stock(1)	—	—	—	—	—	(4.9)	(4.9)
Dividends declared	—	—	—	(7.2)	—	—	(7.2)
Net income for the period	—	—	—	28.3	—	—	28.3
Change in net unrealized losses on AFS investments, net of taxes of $2.8	—	—	—	—	(10.9)	—	(10.9)
Balance, March 31, 2024	58,152,792	$0.6	$419.5	$1,405.4	$(96.9)	$(709.7)	$1,018.9
(1) Amount includes applicable excise tax as imposed by the Inflation Reduction Act of 2022 (See Note 7).
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Three Months Ended
	March 31,
	2025	2024
Operating activities	(unaudited)
Net income	$12.8	$28.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	0.8	1.0
Stock-based compensation	1.2	1.5
Amortization of cloud computing arrangements	2.6	2.8
Amortization of discounts and premiums on investments, net	(0.4)	(0.3)
Allowance for expected credit losses	0.6	1.8
Deferred income tax expense	(2.5)	4.1
Net realized and unrealized losses (gains) on investments	12.8	(11.4)
Change in operating assets and liabilities:
Premiums receivable	(16.4)	(22.8)
Reinsurance recoverable on paid and unpaid losses	5.0	4.0
Cloud computing arrangements	(0.8)	—
Operating lease right-of-use assets	0.4	0.4
Current federal income taxes	8.5	2.5
Unpaid losses and loss adjustment expenses	(15.6)	(10.0)
Unearned premiums	25.8	22.6
Accounts payable, accrued expenses and other liabilities	(1.2)	(3.6)
Deferred reinsurance gain—LPT Agreement	(1.6)	(2.0)
Contingent commission receivable—LPT Agreement	—	(0.2)
Operating lease liabilities	(0.4)	(0.4)
Non-cancellable obligations	(2.0)	(2.9)
Other	(15.0)	(14.8)
Net cash provided by operating activities	14.6	0.6
Investing activities
Purchases of fixed maturity securities	(56.3)	(169.0)
Purchases of equity securities	(21.3)	(5.8)
Purchases of short-term investments	—	(17.7)
Purchases of other invested assets	(1.3)	(7.6)
Distributions from other invested assets	7.2	1.2
Proceeds from sale of fixed maturity securities	47.1	32.0
Proceeds from sale of equity securities	20.4	5.5
Proceeds from maturities and redemptions of fixed maturity securities	46.3	45.0
Proceeds from maturities of short-term investments	0.1	12.7
Net change in unsettled investment purchases and sales	4.4	7.3
Capital expenditures and other	(0.5)	(1.3)
Net cash provided by (used in) investing activities	46.1	(97.7)
Financing activities
Acquisition of common stock	(19.8)	(5.6)
Cash transactions related to stock-based compensation	(1.3)	(1.7)
Dividends paid to stockholders	(7.5)	(7.8)
Net cash used in financing activities	(28.6)	(15.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	32.1	(112.2)
Cash, cash equivalents and restricted cash at the beginning of the period	68.5	226.6
Cash, cash equivalents and restricted cash at the end of the period	$100.6	$114.4

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	March 31, 2025	December 31, 2024
	(unaudited)
	(in millions)
Cash and cash equivalents	$100.4	$68.3
Restricted cash and cash equivalents supporting reinsurance obligations	0.2	0.2
Total cash, cash equivalents and restricted cash	$100.6	$68.5

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
The Company accounts for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain (the Deferred Gain) was recorded as a liability on the Company’s Consolidated Balance Sheets. The Company was also entitled to receive a contingent profit commission (Contingent Commission) under the LPT Agreement through June 30, 2024 (See Note 9).
The accompanying consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934 (Exchange Act), as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s Form 10-K for the year ended December 31, 2024 (Annual Report).
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

2. New Accounting Standards
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require further disaggregation of certain relevant costs and expenses into specified categories in disclosures within the footnotes to the financial statements at each interim and annual reporting period. Relevant expense captions required to be disclosed include the following, as applicable: (i) purchases of inventory; (ii) employee compensation; (iii) depreciation; (iv) intangible asset amortization; and (v) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (or other depletion expenses). Also, the amendments require a qualitative description of the amounts of other items remaining in relevant expense captions that are not separately disaggregated. In addition, a separate disclosure of the total amount of selling expenses should be presented and, in annual reporting periods, an entity's definition of selling expenses should be disclosed. This update is effective for fiscal years beginning after December 15, 2026, and interim reporting periods with annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will adopt this standard when it becomes effective.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The amendments in this update improve disclosures about reportable segments and provide more detailed information about a reportable segment's expenses. Specifically, the amendments in this update require that a public entity disclose, on an annual and interim basis: (i) significant segment expenses that are regularly provided to the chief operating decision maker (CODM); (ii) an amount for other segment items by reportable segment and a description of their composition; (iii) all annual disclosures about a reportable segment's profit or loss and assets currently required by Topic 280 in interim periods; (iv) the measures the CODM uses in assessing performance and allocating resources; and (v) the title and position of the CODM. Public entities that have a single reporting segment are also required to provide all the disclosures required by this amendment, along with all existing segment disclosures in Topic 280. This update was effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this update as of December 31, 2024 (see Note 14).
3. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,335.9	$2,335.9	$2,351.6	$2,351.6
Cash and cash equivalents	100.4	100.4	68.3	68.3
Restricted cash and cash equivalents	0.2	0.2	0.2	0.2
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments to the valuation methodology utilized by third party pricing services as of March 31, 2025 and December 31, 2024.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
As of March 31, 2025, the Company held $65.8 million of fixed maturity securities at fair value that were designated Level 3. These private placement securities were designated as Level 3 securities due to the limited amount of observable market information available.
The following table presents the Company’s investments at fair value and the corresponding fair value measurements.

	March 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$67.1	$—	$—	$59.3	$—
States and municipalities	—	159.7	—	—	159.3	—
Corporate securities	—	736.2	51.8	—	751.7	51.3
Residential mortgage-backed securities	—	617.5	—	—	619.7	—
Commercial mortgage-backed securities	—	72.4	—	—	65.2	—
Asset-backed securities	—	198.3	14.0	—	199.7	14.3
Collateralized loan obligations	—	26.2	—	—	35.3	—
Foreign government securities	—	9.8	—	—	9.5	—
Other securities	—	134.4	—	—	132.1	—
Total fixed maturity securities	$—	$2,021.6	$65.8	$—	$2,031.8	$65.6
Equity securities at fair value:
Industrial and miscellaneous	$209.5	$—	$—	$215.1	$—	$—
Other	39.0	—	—	39.0	—	—
Total equity securities at fair value	$248.5	$—	$—	$254.1	$—	$—
Short-term investments	$—	$—	$—	$0.1	$—	$—
Total investments at fair value	$248.5	$2,021.6	$65.8	$254.2	$2,031.8	$65.6

The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs.

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Balance at the beginning of the period	$65.6	$46.2
Purchases	—	2.0
Sales	(0.6)	(0.5)
Unrealized gains (losses) included in comprehensive income or loss	0.8	(0.2)
Balance at end of period	$65.8	$47.5
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
Financial Instruments Carried at Net Asset Value
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company’s Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at net asset value (NAV) and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. The Company periodically receives and recognizes as Net investment income on the Company’s Consolidated Statements of Comprehensive Income (Loss) distributions of proceeds from dividends and interest from fund investments, as well as from any dispositions of fund investments during the full course of the fund term. As of March 31, 2025, the Company had unfunded commitments to these private equity limited partnerships totaling $14.0 million.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.
The following table presents cash and investments carried at NAV on the Company’s Consolidated Balance Sheets.

	March 31, 2025	December 31, 2024
	(in millions)
Cash equivalents carried at NAV	$73.8	$30.7
Other invested assets carried at NAV	95.4	106.6

4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s available-for-sale (AFS) investments were as follows:

	Amortized Cost	Allowance for Current Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At March 31, 2025
Fixed maturity securities
U.S. Treasuries	$68.0	$—	$0.7	$(1.6)	$67.1
States and municipalities	161.3	—	2.6	(4.2)	159.7
Corporate securities	821.8	(0.2)	7.0	(40.6)	788.0
Residential mortgage-backed securities	650.5	—	3.5	(36.5)	617.5
Commercial mortgage-backed securities	76.6	(0.4)	0.1	(3.9)	72.4
Asset-backed securities	212.3	—	2.5	(2.5)	212.3
Collateralized loan obligations	26.4	—	—	(0.2)	26.2
Foreign government securities	12.7	—	—	(2.9)	9.8
Other securities(1)	136.1	(0.8)	0.3	(1.2)	134.4
Total fixed maturity securities	$2,165.7	$(1.4)	$16.7	$(93.6)	$2,087.4
Total AFS investments	$2,165.7	$(1.4)	$16.7	$(93.6)	$2,087.4

At December 31, 2024
Fixed maturity securities
U.S. Treasuries	$61.4	$—	$0.2	$(2.3)	$59.3
States and municipalities	163.0	—	1.1	(4.8)	159.3
Corporate securities	849.2	(0.2)	4.4	(50.4)	803.0
Residential mortgage-backed securities	663.5	—	1.6	(45.4)	619.7
Commercial mortgage-backed securities	69.6	(0.3)	0.1	(4.2)	65.2
Asset-backed securities	216.0	—	1.6	(3.6)	214.0
Collateralized loan obligations	35.5	—	—	(0.2)	35.3
Foreign government securities	12.7	—	—	(3.2)	9.5
Other securities(1)	132.2	(0.6)	0.9	(0.4)	132.1
Total fixed maturity securities	$2,203.1	$(1.1)	$9.9	$(114.5)	$2,097.4
Short-term investments	0.1	—	—	—	0.1
Total AFS investments	$2,203.2	$(1.1)	$9.9	$(114.5)	$2,097.5
(1)Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.

The cost and estimated fair value of the Company’s equity securities recorded at fair value at March 31, 2025 and December 31, 2024 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At March 31, 2025
Equity securities at fair value
Industrial and miscellaneous	$118.0	$209.5
Other	27.7	39.0
Total equity securities at fair value	$145.7	$248.5

At December 31, 2024
Equity securities at fair value
Industrial and miscellaneous	$117.4	$215.1
Other	27.6	39.0
Total equity securities at fair value	$145.0	$254.1
The Company had Other invested assets totaling $95.4 million and $106.6 million (with an associated cost of $85.0 million and $90.9 million) at March 31, 2025 and December 31, 2024, respectively, consisting of private equity limited partnerships, which are carried at NAV based on information provided by the general partner. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through Net realized and unrealized gains and losses on the Company’s Consolidated Statements of Comprehensive Income (Loss).
The amortized cost and estimated fair value of the Company’s fixed maturity securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$30.0	$29.8
Due after one year through five years	478.2	470.4
Due after five years through ten years	609.7	585.0
Due after ten years	82.0	73.8
Mortgage and asset-backed securities	965.8	928.4
Total	$2,165.7	$2,087.4

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater in each case as of March 31, 2025 and December 31, 2024.

	March 31, 2025			December 31, 2024
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in millions)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$10.0	$(0.1)	3	$26.5	$(0.4)	8
States and municipalities	30.3	(0.9)	11	48.0	(0.9)	20
Corporate securities	97.0	(2.1)	29	182.3	(4.0)	47
Residential mortgage-backed securities	107.2	(0.9)	56	190.6	(3.2)	111
Asset-backed securities	22.8	(0.4)	11	51.5	(0.8)	25
Other securities	88.3	(1.0)	295	29.2	(0.2)	133
Total fixed maturity securities	355.6	(5.4)	405	528.1	(9.5)	344
Total less than 12 months	$355.6	$(5.4)	405	$528.1	$(9.5)	344

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$15.9	$(1.5)	2	$15.6	$(1.9)	2
States and municipalities	40.5	(3.3)	21	37.1	(3.9)	20
Corporate securities	411.2	(38.5)	205	430.0	(46.4)	219
Residential mortgage-backed securities	271.6	(35.6)	220	272.0	(42.2)	220
Commercial mortgage-backed securities	53.9	(3.9)	23	53.6	(4.2)	23
Asset-backed securities	41.6	(2.1)	27	42.0	(2.8)	27
Collateralized loan obligations	3.2	(0.2)	2	3.2	(0.2)	2
Foreign government securities	9.8	(2.9)	2	9.5	(3.2)	2
Other securities	2.2	(0.2)	18	2.5	(0.2)	20
Total fixed maturity securities	849.9	(88.2)	520	865.5	(105.0)	535
Total 12 months or greater	$849.9	$(88.2)	520	$865.5	$(105.0)	535
As of March 31, 2025 and December 31, 2024, the Company had an allowance for current expected credit losses (CECL) on AFS investments of $1.4 million and $1.1 million, respectively (See Note 5). Those fixed maturity securities whose total fair value was less than amortized cost at each of March 31, 2025 and December 31, 2024, were those in which the Company had no intent, need or requirement to sell at an amount less than their amortized cost.
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

Net realized gains on investments and the change in unrealized gains (losses) on the Company’s investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net (Increase) in CECL Allowance	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI (1), before tax
	(in millions)
Three Months Ended March 31, 2025
Fixed maturity securities	$0.1	$(0.7)	$(0.3)	$27.7	$(0.9)	$27.7
Equity securities	0.7	(0.9)	—	(6.4)	(6.6)	—
Other invested assets	—	—	—	(5.3)	(5.3)	—
Total investments	$0.8	$(1.6)	$(0.3)	$16.0	$(12.8)	$27.7

Three Months Ended March 31, 2024
Fixed maturity securities	$0.1	$(0.5)	$(0.5)	$(13.7)	$(0.9)	$(13.7)
Equity securities	0.1	(0.5)	—	13.1	12.7	—
Other invested assets	—	—	—	(0.4)	(0.4)	—
Total investments	$0.2	$(1.0)	$(0.5)	$(1.0)	$11.4	$(13.7)
(1)AOCI indicates Accumulated other comprehensive income or loss
Proceeds from sales of fixed maturity securities were $47.1 million for the three months ended March 31, 2025 compared to $32.0 million for the three months ended March 31, 2024.
Net investment income was as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Fixed maturity securities	$24.5	$22.3
Equity securities	1.7	1.6
Other invested assets	6.2	1.1
Short-term investments	—	0.5
Cash equivalents and restricted cash	0.7	2.3
Gross investment income	33.1	27.8
Investment expenses	(1.0)	(1.0)
Net investment income	$32.1	$26.8
The Company is required by various state laws and regulations to support, through securities on deposit or otherwise, its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of March 31, 2025 and December 31, 2024, securities having a fair value of $649.3 million and $630.9 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $170.0 million of securities on deposit as of both March 31, 2025 and December 31, 2024 (See Note 10).
Certain reinsurance contracts require funds owned by the Company to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at both March 31, 2025 and December 31, 2024 was $3.0 million.
5. Current Expected Credit Losses
Premiums Receivable
Premiums receivable balances are all due within one year. The Company currently determines the allowance for premiums receivable based on an internal aging schedule using collectability and historical payment patterns, as well as current and expected future market conditions to determine the appropriateness of the allowance. Historical payment patterns and future market conditions provide the basis for the estimation along with similar risk characteristics and the Company's business strategy, which have not changed significantly over time. Changes in the allowance for CECL on premiums receivable are recorded through underwriting expenses.
The table below shows the changes in CECL on premiums receivable.

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Beginning balance of the allowance for CECL on premiums receivable	$19.2	$17.9
Current period provision for CECL	4.3	5.9
Write-offs charged against the allowance	(1.3)	(1.9)
Recoveries collected	(2.3)	(2.2)
Ending balance of the allowance for CECL on premiums receivable	$19.9	$19.7
Reinsurance Recoverables
In assessing an allowance for reinsurance assets, which includes reinsurance recoverables, the Company considers historical information, the financial strength ratings of reinsurers, and collateralization amounts, to determine the appropriateness of the allowance. In assessing future default, the Company evaluated the CECL allowance under the ratings-based method using AM Best's Average Cumulative Net Impairment Rates. Reinsurer ratings are also assessed through this process. Changes in the allowance for CECL on reinsurance recoverables are recorded through underwriting expenses.
The table below shows the changes in CECL on reinsurance recoverables.

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Beginning balance of the allowance for CECL on reinsurance recoverables	$0.9	$0.9
Current period provision for CECL	(0.1)	—
Ending balance of the allowance for CECL on reinsurance recoverables	$0.8	$0.9
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
As of March 31, 2025, the Company established an aggregate allowance for CECL on investments in the amount of $1.4 million. For the Company’s investments in fixed maturity debt securities, the allowance for CECL was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the present value of cash flows expected to be collected to its amortized cost basis. The expected present value of cash flows are calculated using scenario based credit loss models derived from the discounted cash flows under the Comprehensive Capital Analysis Review framework, which is adopted by the Federal Reserve.
As of March 31, 2025, the Company did not intend to sell any of its AFS investments in which its amortized cost exceeded its fair value.

Accrued interest receivable on AFS investments totaled $14.6 million at March 31, 2025 and is excluded from the estimate of credit losses as these amounts have been consistently received on a timely basis.
The table below shows the changes in the allowance for CECL on AFS investments.

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Beginning balance of CECL on AFS investments	$1.1	$2.7
Net change in CECL provision	0.3	0.6
Reductions in allowance from disposals	—	(0.1)
Ending balance of CECL on AFS investments	$1.4	$3.2
6. Property and Equipment
Property and equipment consists of the following:

	As of March 31,	As of December 31,
	2025	2024
	(in millions)
Furniture and equipment	$1.8	$1.8
Leasehold improvements	0.5	0.5
Computers and software	46.6	46.2
Automobiles	—	0.4
Property and equipment, gross	48.9	48.9
Accumulated depreciation	(41.2)	(41.1)
Property and equipment, net	$7.7	$7.8
Depreciation expenses related to property and equipment for the three months ended March 31, 2025 and 2024 were $0.8 million and $1.0 million, respectively. Capitalized costs associated with internally developed software were $0.5 million during the three months ended March 31, 2025 and $2.5 million during the year ended December 31, 2024.
Cloud Computing Arrangements
Capitalized costs associated with cloud computing arrangements totaled $15.5 million and $17.3 million, which were comprised of service contract fees and implementation costs associated with hosting arrangements as of March 31, 2025 and December 31, 2024, respectively. Total amortization for hosting arrangements was $2.6 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively.
Leases
The Company determines if an arrangement is a lease at the inception of the transaction. Operating leases for offices are presented as both an Operating lease right-of-use (ROU) asset and an Operating lease liability on the Company’s Consolidated Balance Sheets. Finance leases for automobiles are presented as both Property and equipment and Other liabilities on the Company’s Consolidated Balance Sheets. As of March 31, 2025, the Company no longer has finance leases for automobiles. ROU assets represent the right to use an underlying asset for the lease term and the lease liability represents the obligation to make lease payments arising from the lease transaction. Operating lease assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses collateralized incremental borrowing rates to determine the present value of lease payments. ROU assets also include lease payments less any lease incentives within a lease agreement. The Company’s lease terms may include options to extend or terminate a lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of March 31, 2025, the Company’s operating leases have remaining terms of one year to five years, with options to extend up to five years with no termination provision.

Components of lease expense were as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Operating lease expense	$0.3	$0.3
Finance lease expense	—	—
Total lease expense	$0.3	$0.3
As of March 31, 2025, the weighted average remaining lease terms for operating leases were 3.0 years, and the associated weighted average discount rate was 1.4%.
Maturities of lease liabilities were as follows:

	As of March 31, 2025
	Operating Leases	Finance Leases
	(in millions)
2025	$1.1	$—
2026	1.2	—
2027	1.2	—
2028	0.4	—
2029	—	—
Thereafter	—	—
Total lease payments	3.9	—
Less: imputed interest	(0.1)	—
Total	$3.8	$—
Supplemental balance sheet information related to leases was as follows:

	As of March 31,	As of December 31,
	2025	2024
	(in millions)
Operating leases:
Operating lease right-of-use asset	$3.3	$3.7
Operating lease liability	3.8	4.2
Finance leases:
Property and equipment, gross	—	0.4
Accumulated depreciation	—	(0.3)
Property and equipment, net	—	0.1
Other liabilities	$—	$0.1
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$0.3	$0.3
Financing cash flows used for finance leases	—	—
7. Income Taxes
The Company’s effective tax rate for the three months ending March 31, 2025 and 2024 was 19.5% and 19.8%, respectively. The effective rates during each of the periods presented included income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, Deferred Gain amortization and related adjustments, and tax credits utilized.

The Inflation Reduction Act of 2022 imposed a 1% excise tax on net stock repurchases by publicly traded companies, effective January 1, 2023. The Company's excise tax obligation during the three months ended March 31, 2025 was $0.2 million and $0.3 million during the year ended December 31, 2024, which is included in Treasury stock on its Consolidated Balance Sheets.
8. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Unpaid losses and LAE at beginning of period	$1,808.2	$1,884.5
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	412.4	428.4
Net unpaid losses and LAE at beginning of period	1,395.8	1,456.1
Losses and LAE, net of reinsurance, incurred during the period related to:
Current period	121.0	118.7
Prior periods	1.3	(0.1)
Total net losses and LAE incurred during the period	122.3	118.6
Paid losses and LAE, net of reinsurance, related to:
Current period	8.0	6.8
Prior periods	124.6	117.4
Total net paid losses and LAE during the period	132.6	124.2
Ending unpaid losses and LAE, net of reinsurance	1,385.5	1,450.5
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	407.1	424.0
Unpaid losses and LAE at end of period	$1,792.6	$1,874.5
Total net losses and LAE included in the above table exclude amortization of the Deferred Gain and Contingent Commission adjustments, when applicable, which totaled $1.6 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively (see Note 9).
Incurred losses and LAE, net of reinsurance, attributable to prior periods for the three months ended March 31, 2025 included $1.3 million of net unfavorable loss reserve development. Incurred losses and LAE, net of reinsurance, attributable to prior periods for the three months ended March 31, 2024 included $0.1 million of net favorable loss reserve development. These determinations were made in light of: (i) a full actuarial study not being performed during the periods and (ii) the amount of indicated net prior year loss reserve development was consistent with our expectations.
9. LPT Agreement
The LPT Agreement, which ceded to the reinsurers substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2.0 billion, excluding losses for burial and transportation expenses. The Deferred Gain associated with the LPT Agreement continues to be amortized using the recovery method over the life of the LPT Agreement. The Contingent Commission portion of the Deferred Gain was being amortized using the proportion of actual reinsurance recoveries to total estimated recoveries through June 30, 2024, the date at which it was settled. The amortization of the Deferred Gain, including the portion related to the Contingent Commission prior to its settlement and any adjustments to the Deferred Gain is recorded in losses and LAE incurred in its Consolidated Statements of Comprehensive Income (Loss). Any adjustments to the Deferred Gain are recorded in losses and LAE incurred in the Company’s Consolidated Statements of Comprehensive Income (Loss).
The Company amortized $1.6 million and $1.9 million of the Deferred Gain for the three months ended March 31, 2025 and 2024, respectively. Additionally, the Company recognized $0.2 million of favorable Contingent Commission adjustments during the three months ended March 31, 2024.
The remaining Deferred Gain was $92.4 million and $94.0 million as of March 31, 2025 and December 31, 2024, respectively. The estimated remaining liabilities subject to the LPT Agreement were $272.3 million and $277.1 million as of March 31, 2025 and December 31, 2024, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $900.4 million and $895.6 million from inception through March 31, 2025 and December 31, 2024, respectively.

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
The interest rates applicable to loans under the Credit Agreement are generally based on either, at EHI's option: (i) a base rate, defined as the higher of the Prime Rate, the Federal Funds Rate plus 1.25% and the Adjusted Term Secured Overnight Financing Rate (SOFR) for a one-month tenor plus 1.75%, or (ii) an Adjusted Term SOFR Rate, defined as the applicable Adjusted Term SOFR Rate plus 1.75%. In addition, EHI is subject to a fee on the lender’s unused commitment, ranging from 0.30% to 0.55%. The applicable margin and the amount of such commitment fee vary based upon the financial strength rating of EHI’s insurance subsidiaries as most recently announced by AM Best or EHI’s debt to total capitalization ratio if such financial strength rating is not available. Interest paid and/or fees incurred pursuant to the Credit Agreement, as applicable, was $0.1 million for the three months ended March 31, 2025.
The Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth, defined as EHI’s total stockholders’ equity excluding any accumulated other comprehensive income or loss, of no less than $800.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. As of March 31, 2025, EHI has remained in compliance with all of the covenants associated with the Credit Agreement since its inception.
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
EHI had no borrowings under the Credit Agreement during the three months ended March 31, 2025.
FHLB
Each of the Company's insurance subsidiaries are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
FHLB membership also allows the Company’s insurance subsidiaries access to standby letters of credit (Letter of Credit Agreements). Letter of Credit Agreements issued must be fully secured with eligible collateral at all times and are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of both March 31, 2025 and December 31, 2024, letters of credit totaling $170.0 million were issued in lieu of securities on deposit with the State of California under the Letter of Credit Agreements. The Letter of Credit Agreements currently in effect expire on March 31, 2026, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew.
As of March 31, 2025 and December 31, 2024, investment securities having a fair value of $456.9 million and $284.7 million, respectively, were on deposit with the FHLB by the Company’s insurance subsidiaries, a portion of which is in support of the Letter of Credit Agreements.
11. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of unrealized gains and losses on investments classified as AFS, net of deferred taxes. The following table summarizes the components of accumulated other comprehensive loss:

	March 31, 2025	December 31, 2024
	(in millions)
Net unrealized losses on AFS investments, before taxes	$(76.8)	$(104.5)
Deferred tax benefit on net unrealized losses	16.1	22.0
Total accumulated other comprehensive loss	$(60.7)	$(82.5)

12. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
February 2025
RSUs(1)	53,040	49.33	2.6
PSUs(2)	94,820	49.33	4.7
(1)These RSUs were awarded to certain employees of the Company and vest 25% on March 15, 2026 and each of the subsequent three anniversaries of that date.
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
As of March 31, 2025, the Company had 205,669 RSUs and 222,716 PSUs (based on the target achievement for the PSUs awarded) outstanding.
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
No outstanding RSUs and PSUs are considered in the Company’s diluted earnings per share computations in any period that involves a net loss because their inclusion would be anti-dilutive.
Employees who are awarded RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when and if the underlying award vests and becomes payable. Therefore, these awards are not considered participating securities for the purposes of determining earnings per share.
The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended
	March 31,
	2025	2024
	(in millions, except share data)
Net income	$12.8	$28.3
Weighted average number of shares outstanding—basic	24,398,610	25,345,942
Effect of dilutive securities:
PSUs	123,503	115,021
RSUs	84,459	75,008
Potential dilutive shares	207,962	190,029
Weighted average number of shares outstanding—diluted	24,606,572	25,535,971

14. Segment Reporting
The Company operates as a single reportable segment, Insurance Operations, providing workers' compensation insurance through its wholly owned subsidiaries. The segment represents the Company's traditional business offered through its agents, including business originated from its strategic partnerships and alliances and its direct-to-customer business. Revenues for the Insurance Operations segment are generated primarily from earned workers' compensation premiums, investment income, and realized and unrealized gains (losses) on investments. The Company does not have intra-entity sales or transfers.
The Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by the CODM (the Company's President and Chief Executive Officer) to make key decisions about resources to be allocated and to assess its performance. Performance is determined based on multiple measures, including net income, the Company’s combined ratio and the Company’s adjusted stockholders' equity. Net income, which is reported on the Company's Consolidated Statements of Comprehensive Income (Loss), is a comprehensive measure used to determine the Company’s overall profitability. The combined ratio, which is a widely-used measure used in the property and casualty insurance industry, is used to determine whether the Company is generating an underwriting profit or loss. Adjusted stockholders' equity, which is a non-GAAP measure of financial strength and overall performance, serves as a performance measure for certain PSUs and is defined as: Total stockholders' equity plus Deferred reinsurance gain - LPT Agreement less Accumulated other comprehensive income (loss), net of tax.
The measurement of segment assets is reported on the Company's Consolidated Balance Sheet as Total assets. The accounting policies of the Insurance Operations segment are the same as those described in the Annual Report.
Under ASU 2023-07, the Company is required to disclose segment reporting requirements even as a single reportable segment, which includes additional disclosures regarding profit and loss information, as well as a further breakdown of significant expenses. The following table summarizes the Company's written premiums and components of net income, and significant segment expenses. Certain information presented below has been recast to conform to the current presentation.

	Insurance Operations	Total
	(in millions)
Three Months Ended March 31, 2025
Gross premiums written	$212.1	$212.1
Net premiums written	210.3	210.3

Net premiums earned	183.0	183.0
Net investment income	32.1	32.1
Net realized and unrealized (losses) on investments	(12.8)	(12.8)
Other income	0.3	0.3
Total revenues	202.6	202.6

Losses and loss adjustment expenses	120.7	120.7
Commission expense	23.0	23.0
Compensation-related expenses(1)	27.6	27.6
Information technology expenses(1)	2.9	2.9
Professional fees(1)	4.7	4.7
Depreciation and amortization expenses(1)	3.4	3.4
Other underwriting expenses(1)(2)	2.3	2.3
AO and other expense allocations(3)	(10.5)	(10.5)
Premium taxes and assessments	7.5	7.5
Policyholder dividends	2.7	2.7
CECL related to premiums receivable	2.3	2.3
Interest and financing expenses	0.1	0.1
Total expenses	186.7	186.7

Net income before income taxes	15.9	15.9
Income tax expense	3.1	3.1
Net income(4)	$12.8	$12.8

Combined ratio	102.0%	102.0%

Adjusted stockholders' equity:
Stockholders’ equity	$1,075.7	$1,075.7
Deferred reinsurance gain—LPT Agreement	92.4	92.4
Accumulated other comprehensive loss, net of tax	60.7	60.7
Adjusted stockholders' equity(5)	$1,228.8	$1,228.8

	Insurance Operations	Total
Three Months Ended March 31, 2024
Gross premiums written	$210.9	$210.9
Net premiums written	209.1	209.1

Net premiums earned	184.9	184.9
Net investment income	26.8	26.8
Net realized and unrealized gains on investments	11.4	11.4
Total revenues	223.1	223.1

Losses and loss adjustment expenses	116.5	116.5
Commission expense	25.1	25.1
Compensation-related expenses(1)	29.1	29.1
Information technology expenses(1)	3.2	3.2
Professional fees(1)	4.7	4.7
Depreciation and amortization expenses(1)	3.8	3.8
Other underwriting expenses(1)(2)	2.4	2.4
AO and other expense allocations(3)	(11.9)	(11.9)
Premium taxes and assessments	7.6	7.6
Policyholder dividends	2.9	2.9
CECL related to premiums receivable	4.4	4.4
Total expenses	187.8	187.8

Net income before income taxes	35.3	35.3
Income tax expense	7.0	7.0
Net income(4)	$28.3	$28.3

Combined ratio	101.6%	101.6%

Adjusted stockholders' equity:
Stockholders’ equity	$1,018.9	$1,018.9
Deferred reinsurance gain—LPT Agreement	97.2	97.2
Accumulated other comprehensive loss, net of tax	96.9	96.9
Adjusted stockholders' equity(5)	$1,213.0	$1,213.0
(1)Certain underwriting expenses are shown prior to adjusting and other (AO) and other expense allocations.
(2)Other underwriting segment expenses include marketing and advertising, travel, corporate insurance, payment processing fees and other miscellaneous expenses.
(3)AO allocations consist of those underwriting expenses that relate to claims handling activities, which are allocated to loss adjustment expenses. Other allocations consist primarily of those underwriting expenses that relate to investing activities, which are allocated to net investment income, and nurse billing expenses that constitute defense and cost containment (DCC) costs, which are allocated to loss adjustment expenses.
(4)There are no reconciling adjustments to consolidated net income.
(5)Adjusted stockholders' equity is a non-GAAP measure.

Entity-Wide Disclosures
The Company operates solely within the U.S. and does not have revenue from transactions with a single policyholder accounting for 10% or more of its revenues. In-force premiums represent the estimated annual premium on all policies that are active and in-force on such date. More specifically, in-force premiums include policy endorsements but exclude estimated final audit premiums. When adjusting for estimated final audit premium, our total in-force premiums were $771.3 million, $752.9 million, $722.1 million, and $705.2 million as of March 31, 2025, December 31, 2024, March 31, 2024, and December 31, 2023, respectively. The Company's management focuses on in-force premium because it represents premium that is available for renewal in the future. The following table shows our in-force premiums, in-force premiums including estimated final audit premium, and number of policies in-force for each of our largest states and all other states combined for the periods presented:

	March 31, 2025		December 31, 2024		March 31, 2024		December 31, 2023
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$346.4	45,779	$336.1	44,540	$320.1	43,832	$311.5	43,353
Florida	61.8	11,221	60.1	10,943	57.5	10,277	56.6	10,008
New York	36.7	7,898	36.1	7,938	33.6	7,679	31.9	7,603
Other (43 states and D.C.)	309.1	68,223	309.8	67,346	301.6	65,696	294.6	65,445
Total in-force	$754.0	133,121	$742.1	130,767	$712.8	127,484	$694.6	126,409
Estimated audit premium	17.3	—	10.8	—	9.3	—	10.6	—
Total in-force, including estimated audit premium	$771.3	133,121	$752.9	130,767	$722.1	127,484	$705.2	126,409

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to "we," "us," "our," "the Company," or similar terms refer to EHI, together with its subsidiaries. In this Quarterly Report on Form 10-Q, the Company and its management discuss and make statements based on currently available information regarding their intentions, beliefs, current expectations, and projections of, among other things, the Company's future performance, economic or market conditions, including current or future levels of inflation, potential implications of increased tariffs, changes in interest rates, labor market expectations, catastrophic events or geo-political conditions, legislative or regulatory actions or court decisions, business growth, retention rates, loss costs, claim trends and the impact of key business initiatives, future technologies and planned investments. Certain of these statements may constitute "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often identified by words such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely," or "continue," or other comparable terminology and their negatives. The Company and its management caution investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in the Company’s future performance. Factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements include, among other things, those discussed or identified from time to time in the Company’s public filings with the SEC, including the risks detailed in the Company's Annual Reports on Form 10-K and in the Company's Quarterly Reports on Form 10-Q. Except as required by applicable securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
General
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to small and mid-sized businesses engaged in low-to-medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance throughout most of the United States, with a concentration in California, where 46% of our in-force premiums are generated. Our revenues primarily consist of net premiums earned, net investment income, and net realized and unrealized gains and losses on investments.

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
We believe we have a cost-effective and scalable information technology infrastructure that complements our geographic reach and business model. We continue to invest in technology to automate business processes and further develop our data analytic capabilities, which we believe will enable us to reduce our operating costs over the long-term and set a foundation for our future needs. We believe our technology saves our insurance agents and brokers, and our policyholders, considerable time and maintains our competitiveness in our target markets.
We also continue to execute a number of ongoing business initiatives, including: achieving internal and customer-facing business process excellence and efficiency; delivering self-service options to policyholders, agents, and injured workers; further diversifying our risk exposure across geographic markets and economic sectors; and expanding our appetite expansion.
Overview
Summary Financial Results
Our net income was $12.8 million for the three months ended March 31, 2025 compared to $28.3 million for the corresponding period of 2024. The key factors that affected our financial performance during the three months ended March 31, 2025, compared to the same period of 2024, included:
•Gross premiums written increased 0.6%;
•Net premiums earned decreased 1.0%;
•Net investment income increased 19.8%;
•Net realized and unrealized (losses) gains on investments of $(12.8) million compared to $11.4 million;
•Losses and LAE increased 3.6%;
•Commission expense decreased 8.2%;
•Underwriting expenses decreased 7.2%; and
•Underwriting loss of $3.6 million compared to $2.9 million.
Three Months Ended March 31, 2025
Our 2025 underwriting results reflect lower net premiums earned and higher losses and LAE expenses offset by reductions in commission and underwriting expenses. Our investment results benefited from strong net investment income partially offset by net realized and unrealized losses.
Three Months Ended March 31, 2024
Our 2024 underwriting results reflect moderate increases in net premiums earned, as compared to the first quarter of 2023, due to higher new and renewal business premiums. Our investment results benefited from strong and steady net investment income and moderate net realized and unrealized gains.

Our consolidated financial results of operations for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Gross premiums written	$212.1	$210.9
Net premiums written	$210.3	$209.1

Net premiums earned	$183.0	$184.9
Net investment income	32.1	26.8
Net realized and unrealized (losses) gains on investments	(12.8)	11.4
Other income	0.3	—
Total revenues	202.6	223.1

Underwriting expenses:
Losses and LAE	120.7	116.5
Commission expense	23.0	25.1
Underwriting expenses	42.9	46.2
Non-underwriting expenses:
Interest and financing expenses	0.1	—
Total expenses	186.7	187.8

Net income before income taxes	15.9	35.3
Income tax expense	3.1	7.0
Net income	$12.8	$28.3

I.Review of Underwriting Results
Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned. Our underwriting results for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended
	March 31,
	2025	2024

Gross premiums written	$212.1	$210.9
Net premiums written	$210.3	$209.1

Net premiums earned	$183.0	$184.9

Losses and LAE	120.7	116.5
Commission expense	23.0	25.1
Underwriting expenses	42.9	46.2
Total underwriting expenses	186.6	187.8
Underwriting loss	(3.6)	(2.9)
Total impact of the LPT	(1.6)	(2.1)
Underwriting loss excluding LPT(1)	$(5.2)	$(5.0)

Loss and LAE ratio	66.0%	63.0%
Commission expense ratio	12.6	13.6
Underwriting expense ratio	23.4	25.0
Combined ratio	102.0%	101.6%
Total impact of the LPT	0.8%	1.1%
Combined ratio excluding LPT(1)	102.8%	102.7%
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
Gross Premiums Written
Gross premiums written were $212.1 million for the three months ended March 31, 2025, compared to $210.9 million for the corresponding period of 2024. While renewal premiums have benefited from strong retention rates experienced during the first three months of 2025, this growth was offset by a decline in new business premiums and lower final audit premiums. We closed another quarter with a record number of policies in-force. Total in-force policies at March 31, 2025 were 133,121 compared to 130,767 in-force policies at December 31, 2024.
Net Premiums Written
Net premiums written are gross premiums written less reinsurance premiums ceded. For each of the periods presented, the reinsurance premiums ceded related to our annual reinsurance program as further described herein.
Net premiums written were $210.3 million for the three months ended March 31, 2025, compared to $209.1 million for the corresponding period of 2024. Reinsurance premiums ceded were $1.8 million for each of the three months ended March 31, 2025 and 2024.
Net Premiums Earned
Net premiums earned are primarily a function of the amount and timing of net premiums previously written.
Net premiums earned were $183.0 million for the three months ended March 31, 2025, compared to $184.9 million for the corresponding period of 2024.

Losses and LAE, Commission Expenses, and Underwriting Expenses
The following table presents our calendar year combined ratios.

	Three Months Ended
	March 31,
	2025	2024
Loss and LAE ratio excluding LPT	66.8%	64.1%
Loss and LAE ratio - LPT	(0.8)	(1.1)
Commission expense ratio	12.6	13.6
Underwriting expense ratio	23.4	25.0
Combined ratio	102.0%	101.6%
Combined ratio excluding LPT	102.8%	102.7%
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
We analyze our loss and LAE ratios on both a calendar year and accident year basis. Our current accident year loss and LAE estimates, excluding LPT, for the three months ended March 31, 2025, as shown below, are slightly increased as compared to those of the prior period presented. We believe that our current accident year loss estimate is adequate; however, ultimate losses will not be known with any certainty for many years. Our current accident year loss and LAE ratios continue to reflect the impact of key business initiatives, including: an emphasis on accelerated settlements of open claims; further diversifying risk exposure across geographic markets, when appropriate; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets.
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

	Three Months Ended
	March 31,
	2025	2024
	(dollars in millions)
Current accident year losses and LAE - excluding LPT	$121.0	$118.7
Prior accident year unfavorable (favorable) loss reserve development, net	1.3	(0.1)
Impact of LPT	(1.6)	(2.1)
Calendar year losses and LAE	$120.7	$116.5

Current accident year loss and LAE ratio - excluding LPT	66.1%	64.2%
Calendar year loss and LAE ratio - excluding LPT	66.8%	64.1%
Calendar year loss and LAE ratio	66.0%	63.0%
The increase in our calendar year losses and LAE during the three months ended March 31, 2025, as compared to the same period of 2024, was primarily due to a higher current accident year loss and LAE estimate as unfavorable loss trends have been observed. Prior accident year unfavorable loss reserve development totaled $1.3 million during the three months ended March 31, 2025, which included $0.6 million net unfavorable loss reserve development on our assigned risk business. Prior accident year favorable loss reserve development on our assigned risk business totaled $0.1 million during three months ended March 31, 2024.
The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive Income (Loss).

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Amortization of the Deferred Gain - losses	$1.6	$1.5
Amortization of the Deferred Gain - Contingent Commission	—	0.4
Contingent Commission adjustments	—	0.2
Total impact of the LPT	$1.6	$2.1
Commission Expense
Commission expense includes direct commissions to our agents and brokers, including our partnerships and alliances, for the premiums that they produce for us, as well as agency incentive payments, other marketing costs, and fees.
We refined the presentation of certain expenses associated with our involuntary premium during 2024. This revision, which was immaterial, reduced our first quarter 2024 commission expense and commission expense ratio by $0.4 million and 0.2 percentage points, respectively, and increased our first quarter 2024 underwriting expenses and underwriting expense ratio by the same amounts. This revision had no effect on our total expenses or net income.
Our commission expense ratio was 12.6% for the three months ended March 31, 2025, compared to 13.6% for the corresponding period of 2024, and our commission expense was $23.0 million for the three months ended March 31, 2025, compared to $25.1 million for the corresponding period of 2024. The reduction in our commission expense for three months ended March 31, 2025, primarily related to a release of commissions payable associated with non-performing policies sent to collections totaling $1.4 million.
Underwriting Expenses
Underwriting expenses represent those costs required to run the business, including costs incurred to underwrite and maintain the insurance policies we issue, excluding commissions. Variable underwriting expenses, such as premium taxes, policyholder dividends, and other expenses that vary directly with the production of new or renewal business, are recognized as the associated written premiums are earned. Fixed underwriting expenses, such as the operating expenses of EHI and its subsidiaries, do not vary directly with the production of new or renewal business and are recognized as incurred.
Our underwriting expense ratio was 23.4% for the three months ended March 31, 2025, compared to 25.0% for the corresponding period of 2024, and our underwriting expenses were $42.9 million for the three months ended March 31, 2025, compared to $46.2 million for the corresponding period of 2024.

The decrease in underwriting expenses for the three months ended March 31, 2025 was primarily the result of decreases in the net CECL provision on premiums receivable of $2.1 million and compensation-related expenses of $1.6 million, each compared to the same period of 2024.
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
Net investment income increased 19.8% during the three months ended March 31, 2025, compared to the same period of 2024. The increase for the three months ended March 31, 2025 was primarily the result of returns from our investments in private equity limited partnerships, along with higher book yields on our fixed maturity securities.
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
Net realized and unrealized (losses) gains on investments were $(12.8) million for the three months ended March 31, 2025, compared to $11.4 million for the corresponding period of 2024. The net realized and unrealized (losses) gains on investments for the three months ended March 31, 2025 and 2024 included $(11.9) million and $12.3 million of net realized and unrealized (losses) gains on equity securities and other investments, respectively, and $0.9 million of net realized losses on fixed maturity securities for both periods.
The net investment losses on our equity securities during the three months ended March 31, 2025 were largely consistent with the performance of the U.S. equity markets. The net investment losses on our other investments during the three months ended March 31, 2025 included the returns from our investments in private equity limited partnerships. The net realized investment losses on our fixed maturity securities during the three months ended March 31, 2025 included a $0.3 million increase in our allowance for CECL.
The net investment gains on our equity securities during the three months ended March 31, 2024 were largely consistent with the performance of the U.S. equity markets. The net realized investment losses on our fixed maturity securities during the three months ended March 31, 2024 included a $0.5 million increase in our allowance for CECL.
Additional information regarding our Investments is set forth under “—Liquidity and Capital Resources—Investments.”
Other Income
Other income consists of net gains and losses on fixed assets, non-investment interest, and other miscellaneous income and expense items.
Interest and Financing Expenses
Interest and financing expenses include fees and interest associated with our credit facilities, finance lease interest, and other financing fees.
Interest and financing expenses were $0.1 million for the three months ended March 31, 2025, compared to less than $0.1 million for the corresponding period of 2024.
Income Tax Expense
Income tax expense was $3.1 million for the three months ended March 31, 2025, compared to $7.0 million for the corresponding period of 2024. The effective tax rates were 19.5% for the three months ended March 31, 2025, compared to 19.8% for the corresponding period of 2024. The effective rates during each of the periods presented included income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, Deferred Gain amortization and related adjustments, and tax credits utilized.
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
During the first quarter of 2025, EICN made a $14.0 million dividend payment to EGI, which in turn distributed that amount to EHI. As a result of that dividend payment, EICN cannot pay dividends for the remainder of 2025 without prior regulatory approval.
During the first quarter of 2025, ECIC made a $23.5 million dividend payment to EGI, which in turn distributed that amount to EHI. As a result of that dividend payment, ECIC cannot pay dividends for the remainder of 2025 without prior regulatory approval.
Total cash and investments at the holding company were $68.0 million at March 31, 2025, consisting of $35.9 million of cash and cash equivalents, $7.5 million of fixed maturity securities, and $24.6 million of equity securities.
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
The interest rates applicable to loans under the Credit Agreement are generally based on, at EHI's option: (i) a base rate, defined as the higher of the Prime Rate, the Federal Funds Rate plus 1.25% and the Adjusted Term SOFR Rate for a one-month tenor plus 1.75%, or (ii) an Adjusted Term SOFR Rate, defined as the applicable Adjusted Term SOFR Rate plus 1.75%. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes of EHI and its subsidiaries. Total interest paid and/or fees incurred pursuant to the Credit Agreement was $0.1 million for three months ended March 31, 2025.
The Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth, defined as EHI’s total stockholders’ equity excluding any accumulated other comprehensive income or loss, of no less than $800.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. As of March 31, 2025, EHI has remained in compliance with all of the covenants associated with the Credit Agreement since its inception.
EHI had no borrowings under the Credit Agreement during the three months ended March 31, 2025.
Operating Subsidiaries’ Liquidity
The primary sources of cash for our operating subsidiaries, which include our insurance and other operating subsidiaries, are premium collections, investment income, sales and maturities of investments, and reinsurance recoveries. The primary uses of cash for our operating subsidiaries are payments of losses and LAE, commission expense, underwriting expenses, ceded reinsurance, investment purchases and dividends paid to their parent.
Total cash and investments held by our operating subsidiaries was $2,469.6 million at March 31, 2025, consisting of $64.7 million of cash and cash equivalents, and restricted cash, $2,079.9 million of fixed maturity securities, $229.6 million of equity securities, and $95.4 million of other invested assets. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of March 31, 2025 consisted of $64.5 million of cash and cash equivalents, $223.9 million of publicly traded equity securities whose proceeds are available within two business days and $684.1 million of highly liquid fixed maturity securities whose proceeds are also available within two business days. We believe that our subsidiaries’ liquidity needs over the next 12 months and for the longer-term period thereafter will be met with cash from operations, investment income, and maturing investments.
Each of our insurance subsidiaries are members of the FHLB. Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on our statutory admitted assets on a per company basis.

FHLB membership also allows our insurance subsidiaries access to standby Letter of Credit Agreements. Letter of Credit Agreements we currently have in effect will expire March 31, 2026 and must be fully secured with eligible collateral at all times (See Note 10).
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $649.3 million and $630.9 million were on deposit at March 31, 2025 and December 31, 2024, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $170.0 million of securities on deposit at both March 31, 2025 and December 31, 2024.
We purchase reinsurance annually to protect us against the costs of severe claims and certain catastrophic events. On July 1, 2024, we entered into a new reinsurance program that is effective through June 30, 2025. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, including a maximum any one life limit of $20.0 million, subject to certain exclusions. We believe that our reinsurance program currently meets our needs.
Certain reinsurance contracts require funds owned by us to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we have assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $3.0 million at both March 31, 2025 and December 31, 2024.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our cash forecasts as appropriate.
The table below shows our net cash flows for the three months ended:

	March 31,
	2025	2024
	(in millions)
Cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$14.6	$0.6
Investing activities	46.1	(97.7)
Financing activities	(28.6)	(15.1)
Increase (decrease) in cash, cash equivalents, and restricted cash	$32.1	$(112.2)
For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2025, included net premiums received of $192.7 million, investment income received of $32.8 million, and federal tax refund received of $2.8 million. The cash provided by these operating activities were partially offset by net claims payments of $132.9 million, underwriting expenses paid of $54.1 million and commissions paid of $26.6 million.
Net cash provided by operating activities for the three months ended March 31, 2024, included net premiums received of $185.1 million and investment income received of $26.2 million. The cash provided by these operating activities were largely offset by net claims payments of $124.6 million, underwriting expenses paid of $57.3 million, and commissions paid of $28.8 million.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2025, related primarily to returns from our investments, investment sales, maturities, and redemptions whose proceeds were used to fund claims payments, underwriting expenses, stockholder dividend payments, and common stock repurchases. Those investing cash inflows were partially offset by investments of premiums received and the reinvestment of funds from investment sales, maturities, redemptions and interest income.
Net cash used by investing activities for the three months ended March 31, 2024, related primarily to investment of premiums received and the reinvestment of funds from investment sales, maturities, redemptions, and interest income. The cash used in these investment activities was partially offset by investment sales, maturities, and redemptions whose proceeds were used to fund claims payments, underwriting expenses, stockholder dividend payments, and common stock repurchases.

Financing Activities
Net cash used in financing activities for each of the three months ended March 31, 2025 and 2024, related primarily to stockholder dividend payments and common stock repurchases.
Dividends
We paid $7.5 million and $7.8 million in dividends to our stockholders and eligible equity plan award holders for the three months ended March 31, 2025 and 2024, respectively. The declaration and payment of future dividends to our stockholders, including any special dividends, will be at the discretion of our Board of Directors (Board) and will depend upon many factors including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors that our Board deems relevant. On April 30, 2025, the Board declared a quarterly dividend per share of $0.32, which is payable May 28, 2025 to stockholders of record on May 14, 2025.
Stock Repurchases
We repurchased 406,101 shares of our common stock for $20.2 million during the three months ended March 31, 2025. Future repurchases of our common stock will be at the discretion of our Board and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, general business and socioeconomic conditions, legal, tax, regulatory, and/or contractual restrictions, and any other factors that our Board deems relevant.
Capital Resources
As of March 31, 2025, the capital resources available to us consisted of $1,075.7 million of stockholders’ equity and the $92.4 million Deferred Gain.
Contractual Obligations and Commitments
Other than operating expenses, our current and long-term cash requirements include the following contractual obligations and commitments as of March 31, 2025:
Leases
We have entered into lease arrangements for certain equipment and facilities. As of March 31, 2025, we had lease payment obligations totaling $3.9 million, of which $1.4 million is payable within 12 months.
Other Purchase Obligations
We have other purchase obligations that primarily consist of non-cancellable obligations to acquire capital assets, commitments for information technology and related services, software acquisition and license commitments, and other legally binding agreements to purchase services that are to be used in our operations. As of March 31, 2025, we had other purchase obligations totaling $11.8 million, of which $6.9 million is payable within 12 months.
Unfunded Investment Commitments
As of March 31, 2025, we had private equity limited partnerships with unfunded investment commitments totaling $14.0 million that can be called at any time.
Unpaid Losses and LAE Expenses
We have developed unpaid losses and LAE expense payment patterns that are computed based on historical information. Our calculation of loss and LAE expense payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, to the extent that current estimates of losses and LAE expense vary from actual ultimate claims amounts due to variations between expected and actual payment patterns. As of March 31, 2025, we had unpaid losses and LAE reserves totaling $1,792.6 million, of which $296.6 million is payable within 12 months.
The unpaid losses and LAE expense payment patterns are gross of reinsurance recoverables for unpaid losses. As of March 31, 2025, we had reinsurance recoverables on unpaid losses and LAE totaling $407.1 million, of which $28.8 million is currently expected to be received within 12 months.
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total returns; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance. These investments provide a steady source of income.
As of March 31, 2025, our investment portfolio consisted of 86% fixed maturity securities which had a duration of 4.3 at March 31, 2025. Our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “A,” using ratings assigned by Standard & Poor’s (S&P) or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity portfolio had a weighted average quality of “A+” as of March 31, 2025.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $248.5 million at March 31, 2025, which represented 10% of our investment portfolio at that time. We also have a $5.7 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our investment portfolio also contains certain other investments, which made up 4% of our investment portfolio at March 31, 2025, and include private equity limited partnerships. Our investments in private equity limited partnerships totaled $95.4 million at March 31, 2025 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. We periodically receive distributions of proceeds from dividends and interest from fund investments, as well as from any dispositions of fund investments, during the full course of the fund term. As of March 31, 2025, we had unfunded commitments to these private equity limited partnerships totaling $14.0 million.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average ending book yield (which is calculated based on the amortized cost of the associated invested assets) as of March 31, 2025.

Category	Estimated Fair Value	Percentage of Total	Book Yield
	(in millions, except percentages)
U.S. Treasuries	$67.1	2.9%	3.6%
States and municipalities	159.7	6.8	4.4
Corporate securities	788.0	33.8	4.1
Residential mortgage-backed securities	617.5	26.4	4.3
Commercial mortgage-backed securities	72.4	3.1	3.9
Asset-backed securities	212.3	9.1	5.3
Collateralized loan obligations	26.2	1.1	5.8
Foreign government securities	9.8	0.4	2.8
Other securities	134.4	5.8	7.6
Equity securities	248.5	10.6	2.9
Total investments at fair value	$2,335.9	100.0%
Weighted average book yield			4.5%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of March 31, 2025 by credit rating category, using the lower of the ratings assigned by Moody’s Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	11.1%
“AA”	40.8
“A”	29.2
“BBB”	11.0
Below Investment Grade	7.9
Total	100.0%
Investments that we currently own could be subject to default by the issuer. We regularly assess individual securities as part of our ongoing portfolio management, including the identification of credit-related losses. Our assessment includes reviewing the extent of declines in the fair value of investments below amortized cost, historical and projected financial performance and near-term prospects of the issuer, the outlook for industry sectors, credit rating, and macro-economic changes. We also make a determination as to whether it is not more likely than not that we will be required to sell the security before its fair value recovers to above cost, or maturity.
In addition to recognizing realized gains and losses upon the disposition of an investment security, we also record provisions and recoveries for changes in CECL allowance on AFS investments as realized gains and losses. As of March 31, 2025, we maintained a CECL allowance of $1.4 million on AFS investments. During the three months ended March 31, 2025, we recognized a net $0.3 million increase to our allowance for CECL on AFS investments. The remaining fixed maturity securities whose total fair value was less than amortized cost at March 31, 2025, were those in which we had no intent, need, or requirement to sell at an amount less than their amortized cost.
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
Credit Risk
Our fixed maturity securities, equity securities, other invested assets, and cash and cash equivalents are exposed to credit risk, which we attempt to mitigate through issuer and industry diversification. Our investment guidelines include limitations on the minimum rating of fixed maturity securities and concentrations of a single issuer.
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
Economic disruptions caused by ongoing financial market volatility, inflationary pressures, and heightened geo-political conditions, have impacted the credit risk associated with certain of our investment holdings. As of March 31, 2025, we maintained a $1.4 million allowance for CECL on our fixed maturity portfolio. See Note 5 to the consolidated financial statements.
Interest Rate Risk
Investments
Our fixed maturity securities are exposed to interest rate risk, which is the risk of a change in fair value resulting from changes in prevailing interest rates, which we manage through duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 4.3 at March 31, 2025. Our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and their impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of March 31, 2025. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $2,087.4 million as of March 31, 2025, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(251.9)	(12.1)%
200 basis point rise	(171.0)	(8.2)
100 basis point rise	(86.4)	(4.1)
50 basis point decline	43.2	2.1
100 basis point decline	86.1	4.1
200 basis point decline	170.6	8.2
300 basis point decline	253.5	12.1
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages tend to prepay faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of March 31, 2025, the par value of our commercial and residential mortgage-backed securities holdings was $722.2 million, and the amortized cost was 101.0% of par value. The commercial and residential mortgage-backed securities portion of the portfolio totaled 29.5% of total investments as of March 31, 2025. Agency-backed residential mortgage pass-throughs represented 87.0% of the residential mortgage-backed securities portion of the portfolio as of March 31, 2025.
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
The table below shows the sensitivity of our equity securities at fair value to price changes as of March 31, 2025:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Decrease in Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Increase in Total Equity Securities
Equity securities	$145.7	$248.5	$223.7	$(24.8)	$273.4	$24.9
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

Higher levels of wage inflation can specifically impact the payrolls of our insureds, which is the basis for the premiums we charge, as well as the amount of future indemnity losses we may incur.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
January 1 - January 31	200,000	$49.38	200,000	$19.8
February 1 - February 28	46,701	50.12	46,701	17.5
March 1 - March 31	159,400	49.94	159,400	9.5
	406,101	$49.69	406,101
On April 30, 2025, the Board authorized the 2025 Program (the 2025 Program) for repurchases of up to $125.0 million of our common stock from May 6, 2025 through December 31, 2026, unless otherwise extended, terminated or modified by the Board. The 2025 Program replaces a similar program that was scheduled to expire on July 31, 2025, but whose remaining repurchase authorization had been exhausted. The 2025 Program provides that shares may be purchased in the open market and/or in privately negotiated transactions from time to time, and that all purchases shall be made in compliance with all applicable provisions of the Nevada Revised Statutes and federal and state securities laws including, but not limited to, Rules 10b5-1 and 10b-18 of the Exchange Act.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each such term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	File No.	Exhibit	Filing Date
*10.1	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement	X
*10.2	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement	X
*10.3	Employers Holdings, Inc. Annual Cash Bonus Program	X
31.1	Certification of Katherine H. Antonello Pursuant to Section 302	X
31.2	Certification of Michael A. Pedraja Pursuant to Section 302	X
32.1	Certification of Katherine H. Antonello Pursuant to Section 906	X
32.2	Certification of Michael A. Pedraja Pursuant to Section 906	X
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
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

EMPLOYERS HOLDINGS, INC.

Date:	May 2, 2025	/s/ Michael A. Pedraja
Michael A. Pedraja
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)