Form 10-Q
period 2025-06-30
Employers Holdings, Inc.
filed 2025-08-01
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 29, 2025, there were 23,511,590 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	June 30, 2025	December 31, 2024
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,145.5 at June 30, 2025 and $2,203.1 at December 31, 2024, less CECL allowance of $1.1 at June 30, 2025 and $1.1 at December 31, 2024)	$2,077.0	$2,097.4
Equity securities at fair value (cost $148.0 at June 30, 2025 and $145.0 at December 31, 2024)	268.1	254.1
Equity securities at cost	7.5	5.7
Other invested assets (cost $85.9 at June 30, 2025 and $90.9 at December 31, 2024)	98.6	106.6
Short-term investments at fair value (amortized cost $9.0 at June 30, 2025 and $0.1 at December 31, 2024)	9.0	0.1
Total investments	2,460.2	2,463.9
Cash and cash equivalents	69.1	68.3
Restricted cash and cash equivalents	0.2	0.2
Accrued investment income	15.7	15.7
Premiums receivable (less CECL allowance of $22.4 at June 30, 2025 and $19.2 at December 31, 2024)	382.0	361.3
Reinsurance recoverable for:
Paid losses	7.1	6.3
Unpaid losses (less CECL allowance of $0.8 at June 30, 2025 and $0.9 at December 31, 2024)	400.2	411.5
Deferred policy acquisition costs	64.0	59.6
Deferred income tax asset, net	29.4	38.3
Property and equipment, net	7.7	7.8
Operating lease right-of-use assets	3.0	3.7
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Cloud computing arrangements	13.7	17.3
Other assets	41.2	37.6
Total assets	$3,543.3	$3,541.3
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$1,786.8	$1,808.2
Unearned premiums	429.6	402.2
Commissions and premium taxes payable	62.8	65.8
Accounts payable and accrued expenses	17.0	21.2
Deferred reinsurance gain—LPT Agreement	90.7	94.0
Operating lease liability	3.4	4.2
Non-cancellable obligations	9.9	13.8
Other liabilities	60.0	63.2
Total liabilities	$2,460.2	$2,472.6
Commitments and contingencies (Notes 3 and 6)

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	June 30, 2025	December 31, 2024
Stockholders’ equity:	(unaudited)
Common stock, $0.01 par value; 150,000,000 shares authorized; 58,257,209 and 58,184,861 shares issued and 23,740,953 and 24,556,706 shares outstanding at June 30, 2025 and December 31, 2024, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	425.7	424.2
Retained earnings	1,500.2	1,472.9
Accumulated other comprehensive loss, net of tax	(53.2)	(82.5)
Treasury stock, at cost (34,516,256 shares at June 30, 2025 and 33,628,155 shares at December 31, 2024)	(790.2)	(746.5)
Total stockholders’ equity	1,083.1	1,068.7
Total liabilities and stockholders’ equity	$3,543.3	$3,541.3
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	(unaudited)		(unaudited)
Net premiums earned	$198.3	$187.8	$381.3	$372.6
Net investment income	27.1	26.9	59.2	53.8
Net realized and unrealized gains on investments	20.9	2.2	8.1	13.6
Other income	—	0.1	0.3	0.1
Total revenues	246.3	217.0	448.9	440.1
Expenses
Losses and loss adjustment expenses	140.1	108.8	260.8	225.3
Commission expense	26.1	26.0	49.1	51.1
Underwriting expenses	43.1	42.2	86.0	88.4
Interest and financing expenses	—	—	0.1	—
Total expenses	209.3	177.0	396.0	364.8
Net Income before income taxes	37.0	40.0	52.9	75.3
Income tax expense	7.3	8.3	10.4	15.3
Net Income	$29.7	$31.7	$42.5	$60.0

Comprehensive income
Unrealized AFS investment gains (losses) arising during the period, net of tax (expense) benefit of $(2.0) and $1.4 for the three months ended June 30, 2025 and 2024, respectively, and $(7.7) and $4.4 for the six months ended June 30, 2025 and 2024, respectively	$7.4	$(4.9)	$28.5	$(16.5)
Reclassification adjustment for realized AFS investment losses in net income, net of tax benefit of $(0.7) for the three months ended June 30, 2024, and $(0.2) and $(0.9) for the six months ended June 30, 2025 and 2024, respectively	0.1	2.8	0.8	3.5
Other comprehensive income (loss), net of tax	7.5	(2.1)	29.3	(13.0)
Total Comprehensive income	$37.2	$29.6	$71.8	$47.0

Earnings per common share (Note 13):
Basic	$1.24	$1.25	$1.76	$2.37
Diluted	$1.23	$1.25	$1.74	$2.36
Cash dividends declared per common share and eligible equity plan awards	$0.32	$0.30	$0.62	$0.58
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended June 30, 2025 and 2024
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, April 1, 2025	58,244,858	$0.6	$424.1	$1,478.5	$(60.7)	$(766.8)	$1,075.7
Stock-based obligations	—	—	1.6	—	—	—	1.6
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	12,351	—	—	—	—	—	—
Acquisitions of common stock(1)	—	—	—	—	—	(23.4)	(23.4)
Dividends declared	—	—	—	(8.0)	—	—	(8.0)
Net income for the period	—	—	—	29.7	—	—	29.7
Change in net unrealized losses on AFS investments, net of taxes of $(2.0)	—	—	—	—	7.5	—	7.5
Balance, June 30, 2025	58,257,209	$0.6	$425.7	$1,500.2	$(53.2)	$(790.2)	$1,083.1

Balance, April 1, 2024	58,152,792	$0.6	$419.5	$1,405.4	$(96.9)	$(709.7)	$1,018.9
Stock-based obligations	—	—	1.4	—	—	—	1.4
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	14,401	—	—	—	—	—	—
Acquisitions of common stock(1)	—	—	—	—	—	(19.3)	(19.3)
Dividends declared	—	—	—	(7.7)	—	—	(7.7)
Net income for the period	—	—	—	31.7	—	—	31.7
Change in net unrealized losses on AFS investments, net of taxes of $0.7	—	—	—	—	(2.1)	—	(2.1)
Balance, June 30, 2024	58,167,193	$0.6	$420.9	$1,429.4	$(99.0)	$(729.0)	$1,022.9
(1) Amount includes applicable excise tax as imposed by the Inflation Reduction Act of 2022 (See Note 7).
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2025	58,184,861	$0.6	$424.2	$1,472.9	$(82.5)	$(746.5)	$1,068.7
Stock-based obligations	—	—	2.8	—	—	—	2.8
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	72,348	—	(1.3)	—	—	—	(1.3)
Acquisitions of common stock(1)	—	—	—	—	—	(43.7)	(43.7)
Dividends declared	—	—	—	(15.2)	—	—	(15.2)
Net income for the period	—	—	—	42.5	—	—	42.5
Change in net unrealized losses on AFS investments, net of taxes of $(7.9)	—	—	—	—	29.3	—	29.3
Balance, June 30, 2025	58,257,209	$0.6	$425.7	$1,500.2	$(53.2)	$(790.2)	$1,083.1

Balance, January 1, 2024	58,055,968	$0.6	$419.8	$1,384.3	$(86.0)	$(704.8)	$1,013.9
Stock-based obligations	—	—	2.8	—	—	—	2.8
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	111,225	—	(1.7)	—	—	—	(1.7)
Acquisitions of common stock(1)	—	—	—	—	—	(24.2)	(24.2)
Dividends declared	—	—	—	(14.9)	—	—	(14.9)
Net income for the period	—	—	—	60.0	—	—	60.0
Change in net unrealized losses on AFS investments, net of taxes of $3.5	—	—	—	—	(13.0)	—	(13.0)
Balance, June 30, 2024	58,167,193	$0.6	$420.9	$1,429.4	$(99.0)	$(729.0)	$1,022.9
(1) Amount includes applicable excise tax as imposed by the Inflation Reduction Act of 2022 (See Note 7).
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Six Months Ended
	June 30,
	2025	2024
Operating activities	(unaudited)
Net income	$42.5	$60.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1.7	1.9
Stock-based compensation	2.8	2.8
Amortization of cloud computing arrangements	5.0	7.3
Amortization of discounts and premiums on investments, net	(1.1)	(0.7)
Allowance for expected credit losses	3.1	0.9
Deferred income tax expense	1.2	4.8
Net realized and unrealized gains on investments	(8.1)	(13.6)
Change in operating assets and liabilities:
Premiums receivable	(23.9)	(41.3)
Reinsurance recoverable on paid and unpaid losses	10.6	10.1
Cloud computing arrangements	(1.4)	(0.4)
Operating lease right-of-use assets	0.7	0.7
Current federal income taxes	(2.7)	(4.6)
Unpaid losses and loss adjustment expenses	(21.4)	(33.6)
Unearned premiums	27.4	39.7
Accounts payable, accrued expenses and other liabilities	(5.5)	(2.4)
Deferred reinsurance gain—LPT Agreement	(3.3)	(3.9)
Contingent commission receivable—LPT Agreement	—	(0.4)
Operating lease liabilities	(0.8)	(0.8)
Non-cancellable obligations	(3.9)	(4.9)
Other	(8.3)	(9.3)
Net cash provided by operating activities	14.6	12.3
Investing activities
Purchases of fixed maturity securities	(108.9)	(274.7)
Purchases of equity securities	(44.6)	(22.0)
Purchases of short-term investments	(9.0)	(17.7)
Purchases of other invested assets	(3.0)	(11.2)
Distributions from other invested assets	8.0	7.1
Proceeds from sale of fixed maturity securities	75.8	84.7
Proceeds from sale of equity securities	41.0	17.1
Proceeds from maturities and redemptions of fixed maturity securities	90.7	96.5
Proceeds from maturities of short-term investments	0.1	20.2
Net change in unsettled investment purchases and sales	(2.5)	0.7
Capital expenditures and other	(1.4)	(2.3)
Net cash provided by (used in) investing activities	46.2	(101.6)
Financing activities
Acquisition of common stock	(43.3)	(24.4)
Cash transactions related to stock-based compensation	(1.3)	(1.7)
Dividends paid to stockholders	(15.4)	(15.4)
Payments on finance leases	—	(0.1)
Net cash used in financing activities	(60.0)	(41.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	0.8	(130.9)
Cash, cash equivalents and restricted cash at the beginning of the period	68.5	226.6
Cash, cash equivalents and restricted cash at the end of the period	$69.3	$95.7

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	June 30, 2025	December 31, 2024
	(unaudited)
	(in millions)
Cash and cash equivalents	$69.1	$68.3
Restricted cash and cash equivalents supporting reinsurance obligations	0.2	0.2
Total cash, cash equivalents and restricted cash	$69.3	$68.5

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
3. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,354.1	$2,354.1	$2,351.6	$2,351.6
Cash and cash equivalents	69.1	69.1	68.3	68.3
Restricted cash and cash equivalents	0.2	0.2	0.2	0.2
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments to the valuation methodology utilized by third party pricing services as of June 30, 2025 and December 31, 2024.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
As of June 30, 2025, the Company held $68.6 million of fixed maturity securities at fair value that were designated Level 3. These private placement securities were designated as Level 3 securities due to the limited amount of observable market information available.
The following table presents the Company’s investments at fair value and the corresponding fair value measurements.

	June 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$67.5	$—	$—	$59.3	$—
States and municipalities	—	167.9	—	—	159.3	—
Corporate securities	—	742.1	55.1	—	751.7	51.3
Residential mortgage-backed securities	—	607.2	—	—	619.7	—
Commercial mortgage-backed securities	—	68.7	—	—	65.2	—
Asset-backed securities	—	182.3	13.5	—	199.7	14.3
Collateralized loan obligations	—	25.9	—	—	35.3	—
Foreign government securities	—	10.1	—	—	9.5	—
Other securities	—	136.7	—	—	132.1	—
Total fixed maturity securities	$—	$2,008.4	$68.6	$—	$2,031.8	$65.6
Equity securities at fair value:
Industrial and miscellaneous	$228.4	$—	$—	$215.1	$—	$—
Other	39.7	—	—	39.0	—	—
Total equity securities at fair value	$268.1	$—	$—	$254.1	$—	$—
Short-term investments	$—	$9.0	$—	$0.1	$—	$—
Total investments at fair value	$268.1	$2,017.4	$68.6	$254.2	$2,031.8	$65.6

The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs.

	Six Months Ended
	June 30,
	2025	2024
	(in millions)
Balance at the beginning of the period	$65.6	$46.2
Purchases	3.0	14.7
Sales	(1.1)	(1.1)
Unrealized gains (losses) included in comprehensive income or loss	1.1	(0.5)
Balance at end of period	$68.6	$59.3
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
Financial Instruments Carried at Net Asset Value
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company’s Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at net asset value (NAV) and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. The Company periodically receives and recognizes as Net investment income on the Company’s Consolidated Statements of Comprehensive Income (Loss) distributions of proceeds from dividends and interest from fund investments, as well as from any dispositions of fund investments during the course of the fund term. As of June 30, 2025, the Company had unfunded commitments to these private equity limited partnerships totaling $13.1 million.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.
The following table presents cash and investments carried at NAV on the Company’s Consolidated Balance Sheets.

	June 30, 2025	December 31, 2024
	(in millions)
Cash equivalents carried at NAV	$51.0	$30.7
Other invested assets carried at NAV	98.6	106.6

4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s available-for-sale (AFS) investments were as follows:

	Amortized Cost	Allowance for Current Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At June 30, 2025
Fixed maturity securities
U.S. Treasuries	$68.0	$—	$0.8	$(1.3)	$67.5
States and municipalities	169.9	—	2.9	(4.9)	167.9
Corporate securities	822.2	(0.2)	9.7	(34.5)	797.2
Residential mortgage-backed securities	641.3	—	2.0	(36.1)	607.2
Commercial mortgage-backed securities	72.2	(0.3)	0.3	(3.5)	68.7
Asset-backed securities	195.9	—	2.3	(2.4)	195.8
Collateralized loan obligations	26.0	—	—	(0.1)	25.9
Foreign government securities	12.7	—	—	(2.6)	10.1
Other securities(1)	137.3	(0.6)	0.6	(0.6)	136.7
Total fixed maturity securities	$2,145.5	$(1.1)	$18.6	$(86.0)	$2,077.0
Short-term investments	9.0	—	—	—	9.0
Total AFS investments	$2,154.5	$(1.1)	$18.6	$(86.0)	$2,086.0

At December 31, 2024
Fixed maturity securities
U.S. Treasuries	$61.4	$—	$0.2	$(2.3)	$59.3
States and municipalities	163.0	—	1.1	(4.8)	159.3
Corporate securities	849.2	(0.2)	4.4	(50.4)	803.0
Residential mortgage-backed securities	663.5	—	1.6	(45.4)	619.7
Commercial mortgage-backed securities	69.6	(0.3)	0.1	(4.2)	65.2
Asset-backed securities	216.0	—	1.6	(3.6)	214.0
Collateralized loan obligations	35.5	—	—	(0.2)	35.3
Foreign government securities	12.7	—	—	(3.2)	9.5
Other securities(1)	132.2	(0.6)	0.9	(0.4)	132.1
Total fixed maturity securities	$2,203.1	$(1.1)	$9.9	$(114.5)	$2,097.4
Short-term investments	0.1	—	—	—	0.1
Total AFS investments	$2,203.2	$(1.1)	$9.9	$(114.5)	$2,097.5
(1)Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.

The cost and estimated fair value of the Company’s equity securities recorded at fair value at June 30, 2025 and December 31, 2024 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At June 30, 2025
Equity securities at fair value
Industrial and miscellaneous	$120.5	$228.4
Other	27.5	39.7
Total equity securities at fair value	$148.0	$268.1

At December 31, 2024
Equity securities at fair value
Industrial and miscellaneous	$117.4	$215.1
Other	27.6	39.0
Total equity securities at fair value	$145.0	$254.1
The Company had Other invested assets totaling $98.6 million and $106.6 million (with an associated cost of $85.9 million and $90.9 million) at June 30, 2025 and December 31, 2024, respectively, consisting of private equity limited partnerships, which are carried at NAV based on information provided by the general partner. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through Net realized and unrealized gains and losses on the Company’s Consolidated Statements of Comprehensive Income (Loss).
The amortized cost and estimated fair value of the Company’s fixed maturity securities at June 30, 2025, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$39.0	$38.8
Due after one year through five years	532.7	524.9
Due after five years through ten years	556.3	542.6
Due after ten years	82.1	73.1
Mortgage and asset-backed securities	935.4	897.6
Total	$2,145.5	$2,077.0

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater in each case as of June 30, 2025 and December 31, 2024.

	June 30, 2025			December 31, 2024
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in millions)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$—	$—	—	$26.5	$(0.4)	8
States and municipalities	36.3	(1.4)	12	48.0	(0.9)	20
Corporate securities	82.6	(1.7)	24	182.3	(4.0)	47
Residential mortgage-backed securities	173.3	(1.2)	74	190.6	(3.2)	111
Asset-backed securities	18.4	(0.3)	9	51.5	(0.8)	25
Other securities	48.5	(0.4)	214	29.2	(0.2)	133
Total fixed maturity securities	359.1	(5.0)	333	528.1	(9.5)	344
Total less than 12 months	$359.1	$(5.0)	333	$528.1	$(9.5)	344

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$16.1	$(1.3)	2	$15.6	$(1.9)	2
States and municipalities	33.5	(3.5)	20	37.1	(3.9)	20
Corporate securities	399.3	(32.8)	200	430.0	(46.4)	219
Residential mortgage-backed securities	264.2	(34.9)	220	272.0	(42.2)	220
Commercial mortgage-backed securities	54.2	(3.5)	23	53.6	(4.2)	23
Asset-backed securities	40.7	(2.1)	27	42.0	(2.8)	27
Collateralized loan obligations	2.9	(0.1)	2	3.2	(0.2)	2
Foreign government securities	10.1	(2.6)	2	9.5	(3.2)	2
Other securities	4.3	(0.2)	32	2.5	(0.2)	20
Total fixed maturity securities	825.3	(81.0)	528	865.5	(105.0)	535
Total 12 months or greater	$825.3	$(81.0)	528	$865.5	$(105.0)	535
As of June 30, 2025 and December 31, 2024, the Company had an allowance for current expected credit losses (CECL) on AFS investments of $1.1 million (See Note 5). Those fixed maturity securities whose total fair value was less than amortized cost at each of June 30, 2025 and December 31, 2024, were those in which the Company had no intent, need or requirement to sell at an amount less than their amortized cost.
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

Net realized gains on investments and the change in unrealized gains (losses) on the Company’s investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net Decrease in CECL Allowance	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI (1), before tax
	(in millions)
Three Months Ended June 30, 2025
Fixed maturity securities	$0.1	$(0.5)	$0.3	$9.5	$(0.1)	$9.5
Equity securities	2.5	(1.1)	—	17.3	18.7	—
Other invested assets	—	—	—	2.3	2.3	—
Total investments	$2.6	$(1.6)	$0.3	$29.1	$20.9	$9.5

Six Months Ended June 30, 2025
Fixed maturity securities	$0.2	$(1.2)	$—	$37.2	$(1.0)	$37.2
Equity securities	3.2	(2.0)	—	11.0	12.2	—
Other invested assets	—	—	—	(3.1)	(3.1)	—
Total investments	$3.4	$(3.2)	$—	$45.1	$8.1	$37.2

Three Months Ended June 30, 2024
Fixed maturity securities	$0.2	$(5.0)	$1.3	$(2.7)	$(3.5)	$(2.7)
Equity securities	4.1	(0.4)	—	(0.3)	3.4	—
Other invested assets	—	—	—	2.3	2.3	—
Total investments	$4.3	$(5.4)	$1.3	$(0.7)	$2.2	$(2.7)

Six Months Ended June 30, 2024
Fixed maturity securities	$0.3	$(5.5)	$0.8	$(16.4)	$(4.4)	$(16.4)
Equity securities	4.2	(0.9)	—	12.7	16.0	—
Other invested assets	—	—	—	2.0	2.0	—
Total investments	$4.5	$(6.4)	$0.8	$(1.7)	$13.6	$(16.4)
(1)AOCI indicates Accumulated other comprehensive income or loss
Proceeds from sales of fixed maturity securities were $28.7 million and $75.8 million for the three and six months ended June 30, 2025, respectively, compared to $52.7 million and $84.7 million for the three and six months ended June 30, 2024, respectively.
Net investment income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)
Fixed maturity securities	$24.8	$23.1	$49.2	$45.4
Equity securities	1.8	1.7	3.5	3.3
Other invested assets	0.7	1.4	6.9	2.6
Short-term investments	—	0.4	—	0.9
Cash equivalents and restricted cash	0.7	1.2	1.4	3.5
Gross investment income	28.0	27.8	61.0	55.7
Investment expenses	(0.9)	(0.9)	(1.8)	(1.9)
Net investment income	$27.1	$26.9	$59.2	$53.8
The Company is required by various state laws and regulations to support, through securities on deposit or otherwise, its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of June 30, 2025 and December 31, 2024, securities having a fair value of $655.3 million and $630.9 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $170.0 million of securities on deposit as of both June 30, 2025 and December 31, 2024 (See Note 10).
Certain reinsurance contracts require funds owned by the Company to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at June 30, 2025 and December 31, 2024 was $3.1 million and $3.0 million, respectively.
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
The table below shows the changes in CECL on premiums receivable.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)
Beginning balance of the allowance for CECL on premiums receivable	$19.9	$19.7	$19.2	$17.9
Current period provision for CECL	6.7	4.3	11.0	10.1
Write-offs charged against the allowance	(1.9)	(3.1)	(3.2)	(5.0)
Recoveries collected	(2.3)	(2.1)	(4.6)	(4.2)
Ending balance of the allowance for CECL on premiums receivable	$22.4	$18.8	$22.4	$18.8
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
The table below shows the changes in CECL on reinsurance recoverables.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)
Beginning balance of the allowance for CECL on reinsurance recoverables	$0.8	$0.9	$0.9	$0.9
Current period provision for CECL	—	—	(0.1)	—
Ending balance of the allowance for CECL on reinsurance recoverables	$0.8	$0.9	$0.8	$0.9
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
As of June 30, 2025, the Company established an aggregate allowance for CECL on investments in the amount of $1.1 million. For the Company’s investments in fixed maturity debt securities, the allowance for CECL was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the present value of cash flows expected to be collected to its amortized cost basis. The expected present value of cash flows are calculated using scenario based credit loss models derived from the discounted cash flows under the Comprehensive Capital Analysis Review framework, which is adopted by the Federal Reserve.
As of June 30, 2025, the Company did not intend to sell any of its AFS investments in which its amortized cost exceeded its fair value.
Accrued interest receivable on AFS investments totaled $15.7 million at June 30, 2025 and is excluded from the estimate of credit losses as these amounts have been consistently received on a timely basis.
The table below shows the changes in the allowance for CECL on AFS investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)
Beginning balance of CECL on AFS investments	$1.4	$3.2	$1.1	$2.7
Net change in CECL provision	(0.1)	0.5	0.2	1.1
Reductions in allowance from disposals	(0.2)	(1.8)	(0.2)	(1.9)
Ending balance of CECL on AFS investments	$1.1	$1.9	$1.1	$1.9
6. Property and Equipment
Property and equipment consists of the following:

	As of June 30,	As of December 31,
	2025	2024
	(in millions)
Furniture and equipment	$1.8	$1.8
Leasehold improvements	0.5	0.5
Computers and software	41.0	46.2
Automobiles	—	0.4
Property and equipment, gross	43.3	48.9
Accumulated depreciation	(35.6)	(41.1)
Property and equipment, net	$7.7	$7.8
Depreciation expenses related to property and equipment were $0.9 million and $1.7 million for the three and six months ended June 30, 2025, respectively, and $0.9 million and $1.9 million for the three and six months ended June 30, 2024, respectively. Capitalized costs associated with internally developed software were $1.2 million during the six months ended June 30, 2025 and $2.5 million during the year ended December 31, 2024.
Cloud Computing Arrangements
Capitalized costs associated with cloud computing arrangements totaled $13.7 million and $17.3 million, which were comprised of service contract fees and implementation costs associated with hosting arrangements as of June 30, 2025 and December 31, 2024, respectively. Total amortization for hosting arrangements was $2.4 million and $5.0 million for the three and six months ended June 30, 2025, respectively, and $4.5 million and $7.3 million for the three and six months ended June 30, 2024, respectively.

Leases
The Company determines if an arrangement is a lease at the inception of the transaction. Operating leases for offices are presented as both an Operating lease right-of-use (ROU) asset and an Operating lease liability on the Company’s Consolidated Balance Sheets. Finance leases for automobiles are presented as both Property and equipment and Other liabilities on the Company’s Consolidated Balance Sheets. As of February 28, 2025, the Company no longer had finance leases for automobiles. ROU assets represent the right to use an underlying asset for the lease term and the lease liability represents the obligation to make lease payments arising from the lease transaction. Operating lease assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses collateralized incremental borrowing rates to determine the present value of lease payments. ROU assets also include lease payments less any lease incentives within a lease agreement. The Company’s lease terms may include options to extend or terminate a lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of June 30, 2025, the Company’s operating leases have remaining terms of one year to four years, with options to extend up to five years with no termination provision.
Components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)
Operating lease expense	$0.3	$0.2	$0.6	$0.5
Finance lease expense	—	0.1	—	0.1
Total lease expense	$0.3	$0.3	$0.6	$0.6
As of June 30, 2025, the weighted average remaining lease terms for operating leases were 2.8 years, and the associated weighted average discount rate was 1.4%.
Maturities of lease liabilities were as follows:

	As of June 30, 2025
	Operating Leases	Finance Leases
	(in millions)
2025	$0.7	$—
2026	1.2	—
2027	1.2	—
2028	0.4	—
2029	—	—
Thereafter	—	—
Total lease payments	3.5	—
Less: imputed interest	(0.1)	—
Total	$3.4	$—
Supplemental balance sheet information related to leases was as follows:

	As of June 30,	As of December 31,
	2025	2024
	(in millions)
Operating leases:
Operating lease right-of-use asset	$3.0	$3.7
Operating lease liability	3.4	4.2
Finance leases:
Property and equipment, gross	—	0.4
Accumulated depreciation	—	(0.3)
Property and equipment, net	—	0.1
Other liabilities	$—	$0.1

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2025	2024
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$0.6	$0.5
Financing cash flows used for finance leases	—	0.1
7. Income Taxes
The Company’s effective tax rate for each of the three and six months ending June 30, 2025 was 19.7%, and the Company’s effective tax rate for the three and six months ending June 30, 2024 was 20.8% and 20.3%, respectively. The effective rates during each of the periods presented included income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, Deferred Gain amortization and related adjustments, and tax credits utilized.
The Inflation Reduction Act of 2022 imposed a 1% excise tax on net stock repurchases by publicly traded companies, effective January 1, 2023. The Company's excise tax obligation during the six months ended June 30, 2025 was $0.4 million and $0.3 million during the year ended December 31, 2024, which is included in Treasury stock on its Consolidated Balance Sheets.
The One Big Beautiful Bill Act ("OBBBA") was enacted into law on July 4, 2025. Among its provisions, the OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire at the end of 2025. The Company is currently evaluating the impact of the OBBBA on its consolidated financial condition and results of operations.

8. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)
Unpaid losses and LAE at beginning of period	$1,792.6	$1,874.5	$1,808.2	$1,884.5
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	407.1	424.0	412.4	428.4
Net unpaid losses and LAE at beginning of period	1,385.5	1,450.5	1,395.8	1,456.1
Losses and LAE, net of reinsurance, incurred during the period related to:
Current year	141.5	120.0	262.5	238.7
Prior years	0.3	(9.1)	1.6	(9.2)
Total net losses and LAE incurred during the period	141.8	110.9	264.1	229.5
Paid losses and LAE, net of reinsurance, related to:
Current year	26.0	24.1	34.0	30.9
Prior years	115.5	104.7	240.1	222.1
Total net paid losses and LAE during the period	141.5	128.8	274.1	253.0
Ending unpaid losses and LAE, net of reinsurance	1,385.8	1,432.6	1,385.8	1,432.6
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	401.0	418.3	401.0	418.3
Unpaid losses and LAE at end of period	$1,786.8	$1,850.9	$1,786.8	$1,850.9
Total net losses and LAE included in the above table exclude amortization of the Deferred Gain and Contingent Commission adjustments, when applicable, which totaled $1.7 million and $2.1 million for the three months ended June 30, 2025 and 2024, respectively, and $3.3 million and $4.2 million for the six months ended June 30, 2025 and 2024, respectively (see Note 9).
The change in incurred losses and LAE attributable to the current period for the three and six months ended June 30, 2025, was due to a higher current accident loss and LAE estimate as unfavorable loss trends have been observed, predominantly in

California due to the rapid increase in cumulative trauma (CT) claims. As a result of this increased loss activity, the Company reallocated observed favorable loss reserve development from accident years 2020 and prior to more recent accident years 2022 through 2024.
The change in incurred losses and LAE attributable to prior years for the three months ended June 30, 2025 included $0.3 million of net unfavorable loss reserve development on the Company's assigned risk business. The change in incurred losses and LAE attributable to prior years for the six months ended June 30, 2025, included $0.7 million of net unfavorable loss reserve development on the Company's voluntary risk business and $0.9 million of net unfavorable loss reserve development on the Company's assigned risk business.
The change in incurred losses and LAE attributable to prior years for the three months ended June 30, 2024, included $9.3 million of net favorable loss reserve development on the Company's voluntary risk business, partially offset by $0.2 million of net unfavorable loss reserve development on the Company's assigned risk business. The change in incurred losses and LAE attributable to prior years for the six months ended June 30, 2024, included $9.3 million of net favorable loss reserve development on the Company's voluntary risk business, partially offset by $0.1 million of net unfavorable loss reserve development on the Company's assigned risk business.
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
The Company amortized $1.7 million and $1.9 million of the Deferred Gain for the three months ended June 30, 2025 and 2024, respectively, and $3.3 million and $3.8 million for the six months ended June 30, 2025 and 2024, respectively. Additionally, the Company recognized $0.2 million and $0.4 million of favorable Contingent Commission adjustments during the three and six months ended June 30, 2024, respectively.
The remaining Deferred Gain was $90.7 million and $94.0 million as of June 30, 2025 and December 31, 2024, respectively. The estimated remaining liabilities subject to the LPT Agreement were $267.5 million and $277.1 million as of June 30, 2025 and December 31, 2024, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $905.2 million and $895.6 million from inception through June 30, 2025 and December 31, 2024, respectively.
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
The interest rates applicable to loans under the Credit Agreement are generally based on either, at EHI's option: (i) a base rate, defined as the higher of the Prime Rate, the Federal Funds Rate plus 1.25% and the Adjusted Term Secured Overnight Financing Rate (SOFR) for a one-month tenor plus 1.75%, or (ii) an Adjusted Term SOFR Rate, defined as the applicable Adjusted Term SOFR Rate plus 1.75%. In addition, EHI is subject to a fee on the lender’s unused commitment, ranging from 0.30% to 0.55%. The applicable margin and the amount of such commitment fee vary based upon the financial strength rating of EHI’s insurance subsidiaries as most recently announced by AM Best or EHI’s debt to total capitalization ratio if such financial strength rating is not available. Interest paid and/or fees incurred pursuant to the Credit Agreement, as applicable, was less than $0.1 million for each of the three months ended June 30, 2025 and 2024, and $0.1 million and less than $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

The Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth, defined as EHI’s total stockholders’ equity excluding any accumulated other comprehensive income or loss, of no less than $800.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. As of June 30, 2025, EHI has remained in compliance with all of the covenants associated with the Credit Agreement since its inception.
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
EHI had no borrowings under the Credit Agreement during the six months ended June 30, 2025.
FHLB
Each of the Company's insurance subsidiaries are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
FHLB membership also allows the Company’s insurance subsidiaries access to standby letters of credit (Letter of Credit Agreements). Letter of Credit Agreements issued must be fully secured with eligible collateral at all times and are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of both June 30, 2025 and December 31, 2024, letters of credit totaling $170.0 million were issued in lieu of securities on deposit with the State of California under the Letter of Credit Agreements. The Letter of Credit Agreements currently in effect expire on March 31, 2026, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew.
As of June 30, 2025 and December 31, 2024, investment securities having a fair value of $440.5 million and $284.7 million, respectively, were on deposit with the FHLB by the Company’s insurance subsidiaries. Of these amounts, approximately $187.0 million support the Letter of Credit Agreements at each period, while the remaining invested assets are on deposit with FHLB as custodian.
11. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of unrealized gains and losses on investments classified as AFS, net of deferred taxes. The following table summarizes the components of accumulated other comprehensive loss:

	June 30, 2025	December 31, 2024
	(in millions)
Net unrealized losses on AFS investments, before taxes	$(67.3)	$(104.5)
Deferred tax benefit on net unrealized losses	14.1	22.0
Total accumulated other comprehensive loss	$(53.2)	$(82.5)

12. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
February 2025
RSUs(1)	53,040	$49.33	$2.6
PSUs(2)	94,820	49.33	4.7

May 2025
RSUs(3)	4,400	48.09	0.2
PSUs(2)	420	48.09	—
RSUs(4)	14,187	47.12	0.7
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
(3)These RSUs were awarded to certain employees of the Company and vest 25% on May 15, 2026 and each of the subsequent three anniversaries of that date.
(4)All RSUs awarded on this date were awarded to non-employee directors of the Company and vest in full on May 22, 2026.
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
As of June 30, 2025, the Company had 208,279 RSUs and 221,496 PSUs (based on the target achievement for the PSUs awarded) outstanding.
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

The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions, except share data)
Net income	$29.7	$31.7	$42.5	$60.0
Weighted average number of shares outstanding—basic	24,005,881	25,278,473	24,201,160	25,312,208
Effect of dilutive securities:
PSUs	89,501	47,684	106,502	81,353
RSUs	40,839	37,784	62,649	56,396
Potential dilutive shares	130,340	85,468	169,151	137,749
Weighted average number of shares outstanding—diluted	24,136,221	25,363,941	24,370,311	25,449,957
Diluted earnings per share excludes outstanding potential dilutive shares in periods where the inclusion of such securities would be anti-dilutive under the treasury stock methodology. Potential dilutive shares of 82,072 and 41,036 for the three and six months ended June 30, 2024, respectively, were excluded from the Company's diluted earnings per share computations because they were anti-dilutive. There were no potential dilutive shares excluded from the Company's diluted earnings per share computations for the three and six months ended June 30, 2025.

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

	Insurance Operations	Total
	(in millions)
Three Months Ended June 30, 2025
Gross premiums written	$203.3	$203.3
Net premiums written	201.5	201.5

Net premiums earned	198.3	198.3
Net investment income	27.1	27.1
Net realized and unrealized gains on investments	20.9	20.9
Total revenues	246.3	246.3

Losses and loss adjustment expenses	140.1	140.1
Commission expense	26.1	26.1
Compensation-related expenses(1)	23.9	23.9
Information technology expenses(1)	2.8	2.8
Professional fees(1)	5.4	5.4
Depreciation and amortization expenses(1)	3.3	3.3
Other underwriting expenses(1)(2)	2.2	2.2
AO and other expense allocations(3)	(9.3)	(9.3)
Premium taxes and assessments	7.6	7.6
Policyholder dividends	2.2	2.2
CECL related to premiums receivable	5.0	5.0
Total expenses	209.3	209.3

Net income before income taxes	37.0	37.0
Income tax expense	7.3	7.3
Net income(4)	$29.7	$29.7

Combined ratio	105.6%	105.6%

Adjusted stockholders' equity:
Stockholders’ equity	$1,083.1	$1,083.1
Deferred reinsurance gain—LPT Agreement	90.7	90.7
Accumulated other comprehensive loss, net of tax	53.2	53.2
Adjusted stockholders' equity(5)	$1,227.0	$1,227.0

	Insurance Operations	Total
	(in millions)
Three Months Ended June 30, 2024
Gross premiums written	$207.9	$207.9
Net premiums written	206.1	206.1

Net premiums earned	187.8	187.8
Net investment income	26.9	26.9
Net realized and unrealized gains on investments	2.2	2.2
Other income	0.1	0.1
Total revenues	217.0	217.0

Losses and loss adjustment expenses	108.8	108.8
Commission expense	26.0	26.0
Compensation-related expenses(1)	26.5	26.5
Information technology expenses(1)	2.9	2.9
Professional fees(1)	4.9	4.9
Depreciation and amortization expenses(1)	5.4	5.4
Other underwriting expenses(1)(2)	2.5	2.5
AO and other expense allocations(3)	(13.2)	(13.2)
Premium taxes and assessments	7.6	7.6
Policyholder dividends	2.9	2.9
CECL related to premiums receivable	2.7	2.7
Total expenses	177.0	177.0

Net income before income taxes	40.0	40.0
Income tax expense	8.3	8.3
Net income(4)	$31.7	$31.7

Combined ratio	94.2%	94.2%

Adjusted stockholders' equity:
Stockholders’ equity	$1,022.9	$1,022.9
Deferred reinsurance gain—LPT Agreement	95.3	95.3
Accumulated other comprehensive loss, net of tax	99.0	99.0
Adjusted stockholders' equity(5)	$1,217.2	$1,217.2

	Insurance Operations	Total
	(in millions)
Six Months Ended June 30, 2025
Gross premiums written	$415.4	$415.4
Net premiums written	411.8	411.8

Net premiums earned	381.3	381.3
Net investment income	59.2	59.2
Net realized and unrealized gains on investments	8.1	8.1
Other income	0.3	0.3
Total revenues	448.9	448.9

Losses and loss adjustment expenses	260.8	260.8
Commission expense	49.1	49.1
Compensation-related expenses(1)	51.5	51.5
Information technology expenses(1)	5.8	5.8
Professional fees(1)	10.2	10.2
Depreciation and amortization expenses(1)	6.7	6.7
Other underwriting expenses(1)(2)	4.3	4.3
AO and other expense allocations(3)	(19.9)	(19.9)
Premium taxes and assessments	15.1	15.1
Policyholder dividends	5.0	5.0
CECL related to premiums receivable	7.3	7.3
Interest and financing expenses	0.1	0.1
Total expenses	396.0	396.0

Net income before income taxes	52.9	52.9
Income tax expense	10.4	10.4
Net income(4)	$42.5	$42.5

Combined ratio	103.9%	103.9%

Adjusted stockholders' equity:
Stockholders’ equity	$1,083.1	$1,083.1
Deferred reinsurance gain—LPT Agreement	90.7	90.7
Accumulated other comprehensive loss, net of tax	53.2	53.2
Adjusted stockholders' equity(5)	$1,227.0	$1,227.0

	Insurance Operations	Total
	(in millions)
Six Months Ended June 30, 2024
Gross premiums written	$418.7	$418.7
Net premiums written	415.2	415.2

Net premiums earned	372.6	372.6
Net investment income	53.8	53.8
Net realized and unrealized gains on investments	13.6	13.6
Other income	0.1	0.1
Total revenues	440.1	440.1

Losses and loss adjustment expenses	225.3	225.3
Commission expense	51.1	51.1
Compensation-related expenses(1)	55.7	55.7
Information technology expenses(1)	6.1	6.1
Professional fees(1)	9.5	9.5
Depreciation and amortization expenses(1)	9.2	9.2
Other underwriting expenses(1)(2)	4.8	4.8
AO and other expense allocations(3)	(25.1)	(25.1)
Premium taxes and assessments	15.3	15.3
Policyholder dividends	5.8	5.8
CECL related to premiums receivable	7.1	7.1
Total expenses	364.8	364.8

Net income before income taxes	75.3	75.3
Income tax expense	15.3	15.3
Net income(4)	$60.0	$60.0

Combined ratio	97.9%	97.9%

Adjusted stockholders' equity:
Stockholders’ equity	$1,022.9	$1,022.9
Deferred reinsurance gain—LPT Agreement	95.3	95.3
Accumulated other comprehensive loss, net of tax	99.0	99.0
Adjusted stockholders' equity(5)	$1,217.2	$1,217.2
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

Entity-Wide Disclosures
The Company operates solely within the U.S. and does not have revenue from transactions with a single policyholder accounting for 10% or more of its revenues. In-force premiums represent the estimated annual premium on all policies that are active and in-force on such date. More specifically, in-force premiums include policy endorsements but exclude estimated final audit premiums. When adjusting for estimated final audit premium, our total in-force premiums were $768.3 million, $751.7 million, and $737.6 million, as of June 30, 2025, December 31, 2024, and June 30, 2024, respectively. The Company's management focuses on in-force premium because it represents premium that is available for renewal in the future. The following table shows our in-force premiums, number of policies in-force for each of our largest states and all other states combined, plus our estimated audit premium for the periods presented:

	June 30, 2025		December 31, 2024		June 30, 2024
State	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force	In-force Premiums	Policies In-force
	(dollars in millions)
California	$351.6	46,685	$336.1	44,540	$328.0	43,965
Florida	63.3	11,278	60.1	10,943	58.0	10,490
New York	36.0	7,878	36.1	7,938	34.9	7,913
Other (43 states and D.C.)	300.2	68,580	309.8	67,346	308.4	66,154
Total in-force	$751.1	134,421	$742.1	130,767	$729.2	128,522
Estimated audit premium	17.2	—	9.6	—	8.4	—
Total in-force, including estimated audit premium	$768.3	134,421	$751.7	130,767	$737.6	128,522

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
General
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to small and mid-sized businesses engaged in low-to-medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance throughout most of the United States, with a concentration in California, where 47% of our in-force premiums are generated. Our revenues primarily consist of net premiums earned, net investment income, and net realized and unrealized gains and losses on investments.

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
We also continue to execute a number of ongoing business initiatives, including: achieving internal and customer-facing business process excellence and efficiency; delivering self-service options to policyholders, agents, and injured workers; further diversifying our risk exposure across geographic markets and economic sectors; and broadening our appetite expansion.
Overview
Summary Financial Results
Our net income was $29.7 million and $42.5 million for the three and six months ended June 30, 2025, respectively, compared to $31.7 million and $60.0 million for the corresponding periods of 2024. The key factors that affected our financial performance during the three and six months ended June 30, 2025, compared to the same periods of 2024, included:
•Gross premiums written decreased 2.2% and 0.8%;
•Net premiums earned increased 5.6% and 2.3%;
•Net investment income increased 0.7% and 10.0%;
•Net realized and unrealized gains on investments of $20.9 million and $8.1 million compared to $2.2 million and $13.6 million;
•Losses and LAE increased 28.8% and 15.8%;
•Commission expense increased 0.4% and decreased 3.9%;
•Underwriting expenses increased 2.1% and decreased 2.7%; and
•Underwriting (loss) income of $(11.0) million and $(14.6) million compared to $10.8 million and $7.8 million.
Three and Six Months Ended June 30, 2025
Our 2025 underwriting results reflect moderate increases in net premiums earned offset by higher losses and LAE. Commission expense and underwriting expenses were higher in the second quarter, but lower in the first half of 2025 compared to the same periods of 2024. Our 2025 investment results benefited from strong net investment income and favorable net realized and unrealized gains.
Three and Six Months Ended June 30, 2024
Our 2024 underwriting results reflect moderate increases in net premiums earned, compared to the same periods of 2023, due to higher new and renewal business premiums, as well as continued favorable prior year loss reserve development and lower underwriting expenses. Our 2024 investment results benefited from strong and steady net investment income and moderate net realized and unrealized gains.

Our consolidated financial results of operations for the six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)
Gross premiums written	$203.3	$207.9	$415.4	$418.7
Net premiums written	$201.5	$206.1	$411.8	$415.2

Net premiums earned	$198.3	$187.8	$381.3	$372.6
Net investment income	27.1	26.9	59.2	53.8
Net realized and unrealized gains on investments	20.9	2.2	8.1	13.6
Other income	—	0.1	0.3	0.1
Total revenues	246.3	217.0	448.9	440.1

Underwriting expenses:
Losses and LAE	140.1	108.8	260.8	225.3
Commission expense	26.1	26.0	49.1	51.1
Underwriting expenses	43.1	42.2	86.0	88.4
Non-underwriting expenses:
Interest and financing expenses	—	—	0.1	—
Total expenses	209.3	177.0	396.0	364.8

Net income before income taxes	37.0	40.0	52.9	75.3
Income tax expense	7.3	8.3	10.4	15.3
Net income	$29.7	$31.7	$42.5	$60.0

I.Review of Underwriting Results
Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned. Our underwriting results for the six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)
Gross premiums written	$203.3	$207.9	$415.4	$418.7
Net premiums written	$201.5	$206.1	$411.8	$415.2

Net premiums earned	$198.3	$187.8	$381.3	$372.6

Losses and LAE	140.1	108.8	260.8	225.3
Commission expense	26.1	26.0	49.1	51.1
Underwriting expenses	43.1	42.2	86.0	88.4
Total underwriting expenses	209.3	177.0	395.9	364.8
Underwriting (loss) income	$(11.0)	$10.8	$(14.6)	$7.8
Total impact of the LPT	(1.7)	(2.1)	(3.3)	(4.2)
Underwriting (loss) income excluding LPT(1)	$(12.7)	$8.7	$(17.9)	$3.6

Loss and LAE ratio	70.7%	57.9%	68.4%	60.5%
Commission expense ratio	13.2	13.9	12.9	13.7
Underwriting expense ratio	21.7	22.4	22.6	23.7
Combined ratio	105.6%	94.2%	103.9%	97.9%
Total impact of the LPT	0.8%	1.2%	0.9%	1.1%
Combined ratio excluding LPT(1)	106.4%	95.4%	104.8%	99.0%
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
Gross Premiums Written
Gross premiums written were $203.3 million and $415.4 million for the three and six months ended June 30, 2025, respectively, compared to $207.9 million and $418.7 million for the corresponding periods of 2024. For the three and six months ended June 30, 2025, the declines in gross premiums written were driven primarily by reductions in new business. Nonetheless, we closed another quarter with a record number of policies in-force. Total in-force policies at June 30, 2025 were 134,421 compared to 133,121 in-force policies at March 31, 2025, and 130,767 in-force policies at December 31, 2024.
Net Premiums Written
Net premiums written are gross premiums written less reinsurance premiums ceded. For each of the periods presented, the reinsurance premiums ceded related to our annual reinsurance program as further described herein.
Net premiums written were $201.5 million and $411.8 million for the three and six months ended June 30, 2025, respectively, compared to $206.1 million and $415.2 million for the corresponding periods of 2024. Reinsurance premiums ceded were $1.8 million and $3.6 million for the three and six months ended June 30, 2025, respectively, compared to $1.8 million and $3.5 million for the corresponding periods of 2024.
Net Premiums Earned
Net premiums earned are primarily a function of the amount and timing of net premiums previously written.
Net premiums earned were $198.3 million and $381.3 million for the three and six months ended June 30, 2025, respectively, compared to $187.8 million and $372.6 million for the corresponding periods of 2024.

Losses and LAE, Commission Expenses, and Underwriting Expenses
The following table presents our calendar year combined ratios.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Loss and LAE ratio excluding LPT	71.5%	59.1%	69.3%	61.6%
Loss and LAE ratio - LPT	(0.8)	(1.2)	(0.9)	(1.1)
Commission expense ratio	13.2	13.9	12.9	13.7
Underwriting expense ratio	21.7	22.4	22.6	23.7
Combined ratio	105.6%	94.2%	103.9%	97.9%
Combined ratio excluding LPT	106.4%	95.4%	104.8%	99.0%
Losses and LAE
Losses and LAE represents our largest expense item and includes claim payments made, amortization of the Deferred Gain, Contingent Commission adjustments, estimates for future claim payments and changes in those estimates for current and prior accident years, and costs associated with investigating, defending, and adjusting claims. The accuracy of our financial reporting depends in large part on determining our losses and LAE reserves, which are inherently uncertain as they are estimates of the ultimate cost of individual claims based on actuarial estimation techniques. We believe that our loss estimates are adequate; however, ultimate losses will not be known with any certainty for many years.
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
The accident year loss and LAE ratio is calculated by dividing cumulative losses and LAE that occurred during a particular year by the net premiums earned for that year. The accident year loss and LAE ratio for a particular year can decrease or increase when recalculated in subsequent periods as the reserves established for insured events occurring during that year fluctuate. Our current accident year loss and LAE ratios continue to reflect the impact of key business initiatives, including: an emphasis on accelerated settlements of open claims; further diversifying risk exposure across geographic markets, when appropriate; and leveraging data-driven strategies to target, underwrite, and price profitable classes of business across all of our markets.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(dollars in millions)
Current accident year losses and LAE - excluding LPT	$141.5	$120.0	$262.5	$238.7
Prior accident year unfavorable (favorable) loss reserve development, net	0.3	(9.1)	1.6	(9.2)
Impact of LPT	(1.7)	(2.1)	(3.3)	(4.2)
Calendar year losses and LAE	$140.1	$108.8	$260.8	$225.3

Current accident year loss and LAE ratio - excluding LPT	71.4%	63.9%	68.8%	64.1%
Calendar year loss and LAE ratio - excluding LPT	71.5%	59.1%	69.3%	61.6%
Calendar year loss and LAE ratio	70.7%	57.9%	68.4%	60.5%

The increase in our calendar year losses and LAE during the three and six months ended June 30, 2025, as compared to the same periods of 2024, was primarily due to a higher current accident year loss and LAE estimate as unfavorable loss trends have been observed, predominantly in California due to the rapid increase in cumulative trauma (CT) claims. As a result of this increased loss activity, we increased our current accident year loss and LAE ratio to 69.0%, which required an increase to the 2025 first quarter loss and LAE estimate of $5.5 million that resulted in the 70.7% calendar year loss and LAE ratio for the three months ended June 30, 2025. In addition, we reallocated observed favorable loss reserve development from accident years 2020 and prior to more recent accident years 2022 through 2024, which resulted in no net prior accident year development on our voluntary business for the quarter.
Prior accident year unfavorable loss reserve development on our assigned risk business totaled $0.3 million during the three months ended June 30, 2025. Prior accident year favorable loss reserve development totaled $9.1 million during the three months ended June 30, 2024, which included $9.3 million net favorable loss reserve development on our voluntary risk business, partially offset by $0.2 million of net unfavorable loss reserve development on our assigned risk business.
Prior accident year unfavorable loss reserve development totaled $1.6 million during the six months ended June 30, 2025, which included $0.7 million net unfavorable loss reserve development on our voluntary risk business and $0.9 million net unfavorable loss reserve development on our assigned risk business. Prior accident year favorable loss reserve development totaled $9.2 million during the six months ended June 30, 2024, which included $9.3 million net favorable loss reserve development on our voluntary risk business, partially offset by $0.1 million of net unfavorable loss reserve development on our assigned risk business.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in millions)
Amortization of the Deferred Gain - losses	$1.7	$1.5	$3.3	$3.0
Amortization of the Deferred Gain - Contingent Commission	—	0.4	—	0.8
Contingent Commission adjustments	—	0.2	—	0.4
Total impact of the LPT	$1.7	$2.1	$3.3	$4.2
Commission Expense
Commission expense includes direct commissions to our agents and brokers, including our partnerships and alliances, for the premiums that they produce for us, as well as agency incentive payments, other marketing costs, and fees.
We refined the presentation of certain expenses associated with our involuntary premium during 2024. This revision, which was immaterial, reduced both our second quarter 2024 and the first half of 2024 commission expense and commission expense ratio by approximately $0.8 million and $1.2 million and 0.4 points and 0.3 points, respectively, and increased our respective underwriting expenses and underwriting expense ratio by the same amounts. These revisions had no effect on our total expenses or net income.
Our commission expense ratio was 13.2% and 12.9% for the three and six months ended June 30, 2025, respectively, compared to 13.9% and 13.7% for the corresponding periods of 2024, and our commission expense was $26.1 million and $49.1 million for the three and six months ended June 30, 2025, respectively, compared to $26.0 million and $51.1 million for the corresponding periods of 2024. Our commission expense for the three months ended June 30, 2025, was relatively flat compared to 2024. The decrease in our commission expense for the six months ended June 30, 2025 was primarily related to a release of commissions payable associated with non-performing policies sent to collections.
The reduction in our commission expense ratio for the three months ended June 30, 2025 was primarily related to an increase in the proportion of renewal premiums, which are typically subject to a lower commission rate, and lower agency incentive accruals. The reduction in our commission expense ratio for the six months ended June 30, 2025 was primarily related to an increase in the proportion of renewal premiums, which are typically subject to a lower commission rate, a release of commissions payable associated with non-performing policies sent to collections, and lower agency incentive accruals.

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
Our underwriting expense ratio was 21.7% and 22.6% for the three and six months ended June 30, 2025, respectively, compared to 22.4% and 23.7% for the corresponding periods of 2024, and our underwriting expenses were $43.1 million and $86.0 million for the three and six months ended June 30, 2025, respectively, compared to $42.2 million and $88.4 million for the corresponding periods of 2024. The reduction in our underwriting expense ratio for the three and six months ended June 30, 2025 was driven by our disciplined focus on expense reduction.
The increase in underwriting expenses for the three months ended June 30, 2025, was primarily the result of an increase in the net CECL provision on premiums receivable of $2.3 million and lower AO and other expense allocations of $3.9 million, partially offset by decreases in compensation-related expenses of $2.6 million, depreciation and amortization of $2.1 million, and policyholder dividends of $0.7 million, each compared to the same period of 2024.
The decrease in underwriting expenses for the six months ended June 30, 2025, was primarily the result of decreases in compensation-related expenses of $4.2 million, depreciation and amortization of $2.5 million, and policyholder dividends of $0.8 million, partially offset by lower AO and other expense allocations of $5.2 million, each compared to the same period of 2024.
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
Net investment income increased 0.7% and 10.0% during the three and six months ended June 30, 2025, respectively, compared to the same periods of 2024. The increase for the six months ended June 30, 2025 was primarily the result of returns from our investments in private equity limited partnerships, along with higher book yields on our fixed maturity securities.
Realized and unrealized gains and losses on our investments are reported separately from our net investment income. Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are also recognized for adverse changes in our CECL allowance or when securities are written down because of an other-than-temporary impairment. Changes in the fair value of equity securities and other invested assets are also included in Net realized and unrealized gains on investments on our Consolidated Statements of Comprehensive Income (Loss).
Net realized and unrealized gains on investments were $20.9 million and $8.1 million for the three and six months ended June 30, 2025, respectively, compared to $2.2 million and $13.6 million for the corresponding periods of 2024. The net realized and unrealized gains on investments for the three months ended June 30, 2025 and 2024 included $21.0 million and $5.7 million of net realized and unrealized gains on equity securities and other investments, respectively, partially offset by $0.1 million and $3.5 million of net realized losses on fixed maturity securities, respectively. The net realized and unrealized gains on investments for the six months ended June 30, 2025 and 2024 included $9.1 million and $18.0 million of net realized and unrealized gains on equity securities and other investments, respectively, partially offset by $1.0 million and $4.4 million of net realized losses on fixed maturity securities, respectively.
The net investment gains on our equity securities during the three and six months ended June 30, 2025 were largely consistent with the performance of the U.S. equity markets. The net investment gains on our other investments during the three months ended June 30, 2025 resulted primarily from an increase in the underlying value of the private equity limited partnership interests we own. The net investment losses on our other investments during the six months ended June 30, 2025 was primarily driven by the reduction in net asset value due to distributed investment returns from our investments in private equity limited partnerships. The net realized investment losses on our fixed maturity securities during the three and six months ended June 30, 2025 were primarily the result of sales associated with the rebalancing of our fixed maturity investment portfolio.
The net investment gains and losses on our equity securities during the three and six months ended June 30, 2024 were the result of price appreciation for our investment holdings. The net investment gains on our other investments during the three and six months ended June 30, 2024 resulted primarily from an increase in the underlying value of the private equity limited partnership interests we own. The net realized investment losses on our fixed maturity securities during the three and six months ended June 30, 2024 were primarily the result of sales associated with the rebalancing of our fixed maturity investment portfolio partially offset by a $1.3 million and $0.8 million decrease in our allowance for CECL, respectively.
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
Interest and financing expenses were less than $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively, compared to less than $0.1 million for each of the corresponding periods of 2024.
Income Tax Expense
Income tax expense was $7.3 million and $10.4 million for the three and six months ended June 30, 2025, compared to $8.3 million and $15.3 million for the corresponding periods of 2024. The effective tax rates were 19.7% for each of the three and six months ended June 30, 2025, compared to 20.8% and 20.3% for the corresponding periods of 2024. The effective rates during each of the periods presented included income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, Deferred Gain amortization and related adjustments, and tax credits utilized.
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
During the second quarter of 2025, EPIC declared a $23.9 million dividend payment to EGI, which was paid in July 2025 and subsequently distributed to EHI. As a result of that dividend payment, EPIC cannot pay dividends for the remainder of 2025 without prior regulatory approval.
During the second quarter of 2025, EAC declared a $23.6 million dividend payment to EGI, which was paid in July 2025 and subsequently distributed to EHI. As a result of that dividend payment, EAC cannot pay dividends for the remainder of 2025 without prior regulatory approval.
Total cash and investments at the holding company were $37.8 million at June 30, 2025, consisting of $5.8 million of cash and cash equivalents, $6.7 million of fixed maturity securities, and $25.3 million of equity securities.
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
The Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth, defined as EHI’s total stockholders’ equity excluding any accumulated other comprehensive income or loss, of no less than $800.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. As of June 30, 2025, EHI has remained in compliance with all of the covenants associated with the Credit Agreement since its inception.
EHI had no borrowings under the Credit Agreement during the six months ended June 30, 2025.
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
Total cash and investments held by our operating subsidiaries was $2,491.7 million at June 30, 2025, consisting of $63.5 million of cash and cash equivalents, and restricted cash, $2,070.3 million of fixed maturity securities, $250.3 million of equity securities, $98.6 million of other invested assets, and $9.0 million of short-term investments. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of June 30, 2025 consisted of $63.3 million of cash and cash equivalents, $242.8 million of publicly traded equity securities whose proceeds are available within two business days and $688.6 million of highly liquid fixed maturity securities whose proceeds are also available within two business days. We believe that our subsidiaries’ liquidity needs over the next 12 months and for the longer-term period thereafter will be met with cash from operations, investment income, and maturing investments.
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
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $655.3 million and $630.9 million were on deposit at June 30, 2025 and December 31, 2024, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $170.0 million of securities on deposit at both June 30, 2025 and December 31, 2024.
We purchase reinsurance annually to protect us against the costs of severe claims and certain catastrophic events. On July 1, 2025, we entered into a new reinsurance program that is effective through June 30, 2026. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage, which includes a 10% co-participation share within each layer of coverage retained by the Company. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis, including a maximum any one life limit of $20.0 million, subject to certain exclusions. We believe that our reinsurance program currently meets our needs.
Certain reinsurance contracts require funds owned by us to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we have assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $3.1 million and $3.0 million at June 30, 2025 and December 31, 2024, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our cash forecasts as appropriate.

The table below shows our net cash flows for the six months ended:

	June 30,
	2025	2024
	(in millions)
Cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$14.6	$12.3
Investing activities	46.2	(101.6)
Financing activities	(60.0)	(41.6)
Increase (decrease) in cash, cash equivalents, and restricted cash	$0.8	$(130.9)
For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2025, included net premiums received of $385.4 million and investment income received of $58.1 million. The cash provided by these operating activities were partially offset by net claims payments of $274.9 million, underwriting expenses paid of $92.1 million, commissions paid of $50.2 million, and federal income taxes paid of $11.6 million.
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
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2025, related primarily to returns from our investments, investment sales, maturities, and redemptions whose proceeds were used to fund claims payments, underwriting expenses, stockholder dividend payments, and common stock repurchases. Those investing cash inflows were partially offset by investments of premiums received and the reinvestment of funds from investment sales, maturities, redemptions and interest income.
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
Financing Activities
Net cash used in financing activities for each of the six months ended June 30, 2025 and 2024, related primarily to stockholder dividend payments and common stock repurchases.
Dividends
We paid $15.4 million in dividends to our stockholders and eligible equity plan award holders for each of the six months ended June 30, 2025 and 2024. The declaration and payment of future dividends to our stockholders, including any special dividends, will be at the discretion of our Board of Directors (Board) and will depend upon many factors including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors that our Board deems relevant. On July 30, 2025, the Board declared a quarterly dividend per share of $0.32, which is payable August 27, 2025 to stockholders of record on August 13, 2025.
Stock Repurchases
We repurchased 482,000 shares of our common stock for $23.2 million during the three months ended June 30, 2025 and we repurchased 888,101 shares of our common stock for $43.4 million during the six months ended June 30, 2025. Future repurchases of our common stock will be at the discretion of our Board and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, general business and socioeconomic conditions, legal, tax, regulatory, and/or contractual restrictions, and any other factors that our Board deems relevant.
Capital Resources
As of June 30, 2025, the capital resources available to us consisted of $1,083.1 million of stockholders’ equity and the $90.7 million Deferred Gain.

Contractual Obligations and Commitments
Other than operating expenses, our current and long-term cash requirements include the following contractual obligations and commitments as of June 30, 2025:
Leases
We have entered into lease arrangements for certain equipment and facilities. As of June 30, 2025, we had lease payment obligations totaling $3.5 million, of which $1.2 million is payable within 12 months.
Other Purchase Obligations
We have other purchase obligations that primarily consist of non-cancellable obligations to acquire capital assets, commitments for information technology and related services, software acquisition and license commitments, and other legally binding agreements to purchase services that are to be used in our operations. As of June 30, 2025, we had other purchase obligations totaling $9.9 million, of which $5.1 million is payable within 12 months.
Unfunded Investment Commitments
As of June 30, 2025, we had private equity limited partnerships with unfunded investment commitments totaling $13.1 million that can be called at any time.
Unpaid Losses and LAE Expenses
We have developed unpaid losses and LAE expense payment patterns that are computed based on historical information. Our calculation of loss and LAE expense payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, to the extent that current estimates of losses and LAE expense vary from actual ultimate claims amounts due to variations between expected and actual payment patterns. As of June 30, 2025, we had unpaid losses and LAE reserves totaling $1,786.8 million, of which $321.8 million is payable within 12 months.
The unpaid losses and LAE expense payment patterns are gross of reinsurance recoverables for unpaid losses. As of June 30, 2025, we had reinsurance recoverables on unpaid losses and LAE totaling $401.0 million, of which $29.3 million is currently expected to be received within 12 months.
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total returns; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance. These investments provide a steady source of income.
As of June 30, 2025, our investment portfolio consisted of 85% fixed maturity securities with a duration of 4.3, which is measured by the sensitivity to changes in interest rates. Our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “A,” using ratings assigned by Standard & Poor’s (S&P) or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity portfolio had a weighted average quality of “A+” as of June 30, 2025.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $268.1 million at June 30, 2025, which represented 11% of our investment portfolio at that time. We also have a $7.5 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our investment portfolio also contains certain other investments, which made up 4% of our investment portfolio at June 30, 2025, and include private equity limited partnerships. Our investments in private equity limited partnerships totaled $98.6 million at June 30, 2025 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. We periodically receive distributions of proceeds from dividends and interest from fund investments, as well as from any dispositions of fund investments, during the full course of the fund term. As of June 30, 2025, we had unfunded commitments to these private equity limited partnerships totaling $13.1 million.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.

The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average ending book yield (which is calculated based on the amortized cost of the associated invested assets) as of June 30, 2025.

Category	Estimated Fair Value	Percentage of Total	Book Yield
	(in millions, except percentages)
U.S. Treasuries	$67.5	2.9%	3.6%
States and municipalities	167.9	7.1	4.4
Corporate securities	797.2	33.9	4.2
Residential mortgage-backed securities	607.2	25.8	4.4
Commercial mortgage-backed securities	68.7	2.9	3.8
Asset-backed securities	195.8	8.3	5.3
Collateralized loan obligations	25.9	1.1	5.9
Foreign government securities	10.1	0.4	2.8
Other securities	136.7	5.8	7.4
Equity securities	268.1	11.4	2.8
Short-term investments	9.0	0.4	4.4
Total investments at fair value	$2,354.1	100.0%
Weighted average book yield			4.5%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of June 30, 2025 by credit rating category, using the lower of the ratings assigned by Moody’s Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	9.9%
“AA”	41.2
“A”	29.3
“BBB”	11.5
Below Investment Grade	8.1
Total	100.0%
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
In addition to recognizing realized gains and losses upon the disposition of an investment security, we also record provisions and recoveries for changes in CECL allowance on AFS investments as realized gains and losses. As of June 30, 2025, we maintained a CECL allowance of $1.1 million on AFS investments. During the six months ended June 30, 2025, there were no changes to our allowance for CECL on AFS investments. The remaining fixed maturity securities whose total fair value was less than amortized cost at June 30, 2025, were those in which we had no intent, need, or requirement to sell at an amount less than their amortized cost.
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
Economic disruptions caused by ongoing financial market volatility, inflationary pressures, and heightened geo-political conditions, have impacted the credit risk associated with certain of our investment holdings. As of June 30, 2025, we maintained a $1.1 million allowance for CECL on our fixed maturity portfolio. See Note 5 to the consolidated financial statements.
Interest Rate Risk
Investments
Our fixed maturity securities are exposed to interest rate risk, which is the risk of a change in fair value resulting from changes in prevailing interest rates, which we manage through duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 4.3 at June 30, 2025. Our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and their impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of June 30, 2025. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $2,086.0 million as of June 30, 2025, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(250.4)	(12.0)%
200 basis point rise	(170.3)	(8.2)
100 basis point rise	(86.3)	(4.1)
50 basis point decline	43.2	2.1
100 basis point decline	86.1	4.1
200 basis point decline	170.3	8.2
300 basis point decline	252.3	12.1
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages tend to prepay faster and the average life of mortgage-

backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of June 30, 2025, the par value of our commercial and residential mortgage-backed securities holdings was $709.0 million, and the amortized cost was 101.0% of par value. The commercial and residential mortgage-backed securities portion of the portfolio totaled 28.7% of total investments as of June 30, 2025. Agency-backed residential mortgage pass-throughs represented 88.0% of the residential mortgage-backed securities portion of the portfolio as of June 30, 2025.
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
The table below shows the sensitivity of our equity securities at fair value to price changes as of June 30, 2025:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Decrease in Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Increase in Total Equity Securities
Equity securities	$148.0	$268.1	$241.3	$(26.8)	$294.9	$26.8
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
April 1 - April 30	170,000	$48.35	170,000	$125.0
May 1 - May 31	144,000	49.02	144,000	117.9
June 1 - June 30	168,000	47.01	168,000	110.0
	482,000	$48.08	482,000
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each such term is defined in Item 408(a) of Regulation S-K.

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
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
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

EMPLOYERS HOLDINGS, INC.

Date:	August 1, 2025	/s/ Michael A. Pedraja
Michael A. Pedraja
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial and Accounting Officer)